Form 10-Q
period 1995-03-31
LYNCH CORP
filed 1995-05-16
CIK 61004

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of the
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 1-106


                         LYNCH CORPORATION
      (Exact name of Registrant as specified in its charter)

         Indiana                               38-1799862
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)


8 Sound Shore Drive, Suite 290, Greenwich, Connecticut   06830
(Address of principal executive offices)                (Zip code)

                          (203) 629-3333
        Registrant's telephone number, including area code




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.


          Class                     Outstanding at May 1, 1995
Common Stock, no par value                     1,378,658

                              INDEX

                LYNCH CORPORATION AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION


Item 1.       Financial Statements (Unaudited)

              Condensed Consolidated Statement of Operations:
                - Three months ended March 31, 1995 and 1994

              Condensed Consolidated Balance Sheet:
                - March 31, 1995
                - December 31, 1994 (Audited)

              Condensed Consolidated Statement of Cash Flows:
                - Three months ended March 31, 1995 and 1994

              Notes to Condensed Consolidated Financial Statements


Item 2.       Managements's Discussion and Analysis of Financial
              Condition and Results of Operations




PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                         LYNCH CORPORATION AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEET
                                                    (In thousands)
                                                  March 31     December 31
                                                    1995         1994
                                                  (Unaudited)    (A)
ASSETS:                                           -------       -------
CURRENT ASSETS:
   Cash and Cash Equivalents                       $19,199        $18,010
   Marketable Securities and Short-Term
     Investments                                    10,785         13,511
   Accounts Receivable, Less Allowances
     of $749 and $737                               30,578         36,454
   Inventories                                      31,148         18,955
   Deferred Income Tax Benefits                      2,872          2,872
   Other Current Assets                              4,081          4,083
                                                   -------        -------
    Total Current Assets                            98,663         93,885

PROPERTY, PLANT AND EQUIPMENT:
   Land                                              1,893          1,893
   Buildings and Improvements                       12,683         11,713
   Machinery and Equipment                          81,628         79,290
                                                   -------         -------
                                                    96,204         92,896
   Less Accumulated Depreciation                    33,863         31,451
                                                   -------        -------
   Net Property, Plant and Equipment                62,341         61,445

INVESTMENT IN AND ADVANCES TO
   AFFILIATED COMPANIES                              3,461          3,503
ACQUISITION INTANGIBLES                             23,245         23,518
OTHER ASSETS                                         3,623          3,559
                                                   -------        -------
     Total Assets                                 $191,333       $185,910

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Notes Payable to Banks                           $5,378         $5,904
   Trade Accounts Payable                           16,635         11,999
   Accrued Liabilities                              23,490         23,724
   Current Maturities of Long-Term Debt             16,489         29,545
   Total Current Liabilities                        61,992         71,172

LONG-TERM DEBT                                      75,917         62,745
DEFERRED INCOME TAXES                               10,397         10,397
MINORITY INTERESTS                                  11,371         11,065
SHAREHOLDERS' EQUITY
COMMON STOCK, NO PAR VALUE-10,000,000
   SHARES AUTHORIZED; 1,418,310 shares
   issued (at stated value)                          5,139          5,139
   ADDITIONAL PAID - IN CAPITAL                      8,037          8,037
   RETAINED EARNINGS                                19,756         18,631
   TREASURY STOCK OF 92,533 SHARES,
     AT COST                                        (1,276)        (1,276)
                                                   -------        -------
   Total Shareholders' Equity                       31,656         30,531
                                                   -------        -------
   Total Liabilities and
     Shareholders' Equity                         $191,333       $185,910

(A) The Balance Sheet at December 31,1994 has been derived from the Audited financial Statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

   See Notes to Condensed Consolidated Financial Statements.




                        LYNCH CORPORATION AND SUBSIDIARIES
                   -------------------------------------------

                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                   -------------------------------------------
                                                          (UNAUDITED)
                                                        (In thousands)
                                                       Three Months Ended
                                                            March 31
                                                       1995        1994

OPERATING ACTIVITIES

Net Income                                             1,125           641
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                       2,550         1,748
   Deferred taxes                                          0           (53)
   Share of operations of affiliated companies            70            (6)
   Minority interests                                    423            80
   Provisions for unrealized losses
     on marketable securities                           (190)          (52)
   Realized gains on sale of marketable securities        38           (17)
   Changes in operating assets and liabilities:
     Receivables                                       5,876        (2,610)
     Inventories                                     (12,193)         (173)
     Accounts payable and accrued liabilities          4,402           945
     Other                                               (90)          420
                                                       ------         ------
NET CASH FROM OPERATING ACTIVITIES                     2,011           923
                                                       ------         ------

INVESTING  ACTIVITIES
Capital Expenditures                                  (3,101)         (807)
Sales (purchases) of marketable
  securities - net                                     2,878        (1,442)
Investment in Capital Communications, Inc                  0       (13,670)
                                                       ------         ------
NET CASH USED IN INVESTING ACTIVITIES                   (223)      (15,919)
                                                      ------         ------

FINANCING ACTIVITIES

Repayments of debt, net                                 (482)         (977)
Sale of treasury stock                                     0         2,288
Other                                                   (117)            0
                                                       ------        ------
NET CASH FROM  (USED IN)FINANCING ACTIVITIES            (599)        1,311
                                                       ------        ------
Net increase (decrease) in cash
  and cash equivalents                                  1,189      (13,685)
Cash and cash equivalents at beginning of period       18,010       24,548
                                                       ------       ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             19,199        10,863
                                                       ======        ======


       See Notes to Condensed Consolidated Financial Statements.

Part 1- FINANCIAL INFORMATION
- - ------------------------------------------------
Item 1- Financial Statements
- - ------------------------------------------------

                LYNCH CORPORATION AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                             (UNAUDITED)
                                   (In thousands, except share amounts)
                                             Three Months
                                            Ended March 31
                                        1995             1994
                                        ------         ------
SALES AND REVENUES
    Multimedia                          $5,685         $4,881
    Services                            26,803         22,956
    Manufacturing                       37,300          8,231
                                        ------         ------
                                        69,788         36,068
                                        ------         ------
Costs and expenses:
    Multimedia                           4,225          3,298
    Services                            24,233         20,978
    Manufacturing                       30,236          5,841
    Selling and administrative           7,060          4,211
                                        ------         ------

OPERATING PROFIT                         4,034          1,740

Other income (expense):
    Investment Income                      884            577
    Interest expense                    (2,204)        (1,366)
    Share of operations of
      affiliated companies                 (70)             6
    Gain on Sale of Subsidiary Stock         0            150
                                        ------         ------
                                        (1,390)          (633)

INCOME BEFORE INCOME TAXES AND
 MINORITY INTERESTS                      2,644          1,107

Provision for income taxes              (1,096)          (386)
Minority interests                        (423)           (80)
                                        ------         -------

NET INCOME                              $1,125           $641
                                        ------         ------

   Weighted average shares
      outstanding                    1,401,000      1,301,000


INCOME  PER COMMON SHARE:
NET INCOME  PER SHARE                    $0.80          $0.49


INCOME  PER COMMON SHARE ASSUMING
  FULL DILUTION                          $0.80          $0.47







      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A.  Subsidiaries of the Registrant


The present operating subsidiaries of the Registrant are as follows:

         Lynch Multimedia Corporation
         Lynch Telecommunications Corporation
           Lynch Telephone Corporation (80.1% owned)
             Western New Mexico Telephone Company, Inc.
             WNM Communications Corporation
         Lynch Telephone Corporation II (83.0% owned)
             Inter-Community Telephone Company
           Lynch Telephone Corporation III (81% owned)
             Cuba City Telephone Exchange Company
             Belmont Telephone Company
             Lafayette County Satellite TV, Inc.
         Brighton Communications Corporation
           Lynch Telephone Corporation IV
             Bretton Woods Telephone Company
            Lynch Telephone Corporation VI (98% owned)
             J.B.N. Telephone Company, Inc.
               J.B.N. Finance Corporation
           Lynch Telephone Corporation VII
             USTC Kansas Inc.
               Haviland Telephone Company
                 Haviland Finance Corporation
         Global Television Inc.
         Lynch Entertainment Corporation
           Coronet Communications Company (20% owned)
         Lynch Entertainment Corporation II
           Capital Communications Corporation (49% owned)
         The Morgan Group, Inc. (equity ownership 47%
               - voting ownership 64%)
           Morgan Drive Away, Inc.
             Transport Services Unlimited, Inc.
           Interstate Indemnity Inc.
             Morgan Finance, Inc.
         Lynch Capital Corporation
         Lynch Manufacturing Corporation
           Lynch Machinery, Inc. (90% owned)
             Tri-Can International, Ltd.
           M-tron Industries, Inc. (94% owned)
             M-tron Industries, Ltd.
           Spinnaker Industries, Inc. (previously named Safety Railway Service Corporation) (83% owned)
             Brown-Bridge Industries, Inc. (80.1% owned)
             Entoleter, Inc.
           Lynch International Exports, Inc.





B.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.



C.   Acquisitions

On September 26, 1994, Lynch Telephone Corporation VII, a wholly owned subsidiary of Lynch, acquired all of the outstanding shares of Haviland Telephone Company, Inc. from InterDigital Communications Corporation. The total cost of this transaction was $13.4 million. The transaction was accounted for as a purchase, and, accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair market value. As a result of this transaction, the Company recorded $8.2 million in goodwill which is being amortized over 25 years.

On September 19, 1994, Brown-Bridge Industries, Inc. an 80.1% owned subsidiary of Spinnaker Industries, Inc., (an 83% owned subsidiary of Lynch) acquired from Kimberly-Clark Corporation the net assets associated with its Brown-Bridge operation, a manufacturer of adhesive coated stock for labels and related applications. The cost of the transaction was $29.1 million, plus $6.9 million in current liabilities were assumed. The transaction was accounted for as a purchase, and, accordingly, the assets and liabilities were recorded at their estimated fair market value.

On March 1, 1994, Capital Communications Corporation, 49% owned by the Registrant, acquired certain assets associated with the operations of Station WOI-TV from Iowa State University. Station WOI is an ABC affiliate serving the Des Moines, Iowa market. The total cost of the transaction was $13.0 million. The transaction was accounted for as a purchase, and, accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair market value. Lynch is recording the results of Capital operations on an equity basis.

The operating results of the acquired companies are included in the consolidated statements of operations from their respective acquisition dates. The following combined proforma information shows the results of the Registrant's operations presented as through the purchases of Haviland, Brown-Bridge and Station WOI-TV had been made at the beginning of 1994.

                                           First Quarter Ended
                                                March 31
                                          1995           1994
                                          (In thousands, except
                                             per share data)

Sales and Revenues                      $69,788        $59,781
Earnings Before, Interest
  Depreciation, Taxes and
      Amortization                        6,493          5,072

Net Income                                1,125            612
Net Income per Share                       0.80           0.47






D.   Inventories

Inventories are stated at the lower of cost or market value.  At
March 31, 1995, inventories were valued by three methods: specific identification - 46%, last-in, first-out (LIFO) - 49%, and first-in, first-out (FIFO) - 5%. At December 31, 1994, the respective percentages were 68%, 23%, and 9%.

                                                 In Thousands
                                             3-31-95    12-31-94

         Raw materials and supplies          $ 6,142    $ 5,560
         Work in process                       9,006      7,745
         Finished goods                       16,000      5,650

               TOTAL INVENTORIES             $31,148    $18,955








E.   Indebtedness

Long-term debt consists of (all interest rates are weighted averages, where applicable at March 31, 1995):

                                                  In Thousands
                                                  3-31-95  12-31-94

Rural Electrification Administration and
      Rural Telephone Bank notes payable
      in equal quarterly installments through
      2023 at fixed interest rates (3.3%)         24,131   24,283
Bank credit facilities utilized by
      certain telephone and telephone
      holding companies at both 10.4 fixed
      and 8.9% variable interest rates            24,053   24,158
Unsecured notes issued in connection
      with telephone company acquisitions         16,236   16,266
Bank debt associated with Brown-Bridge
     at variable rates 10.25%:
  Revolving line of credit                        11,129   13,180
  Term loan                                        9,000    9,000
  Other                                            7,857    5,402
                                                  92,406   92,290
          Current Maturities                     (16,489) (29,545)
                                                 $75,917  $62,745


These credit facilities are secured by property, plant and equipment, inventory, receivables and common stock of certain subsidiaries and contain certain covenants restricting distributions to the Registrant.

On April 14, 1995, the Registrant renegotiated and extended an $11.5 million bank credit facility which was utilized in 1989 to acquire a telephone company. The original facility expired on April 15, 1995. As a result of the extension, the facility is due in due in annual amounts of $800,000 beginning in 1996 with the remainder due on December 31, 2000. The Registrant has fixed the interest rate at 9.91%, the original facility was at a fixed rate of 11.67%. Accordingly, at March 31, 1995, this debt has been classified as long-term in the accompanying Consolidated Balance Sheet.

The Company also maintains short-term lines of credit with banks which aggregate $32.6 million, of which $21.4 was available at March 31, 1995. These lines are secured by operating assets of the related subsidiaries. The line of credit agreements expire in 1995 and 1996, are renewable annually, and are at interest rates of prime to prime plus 1%. The weighted average interest rate at March 31,1995 of outstanding borrowings under the lines was 9.1%. The Company had outstanding under these lines of credit standby letters of credit totaling approximately $6.0 million, securing various insurance obligations and customer advances. Several of the credit agreements contain covenants restricting distributions.


In July 1986, the Registrant issued $23 million principal amount of 8% Convertible Subordinated Debentures. The Debentures were redeemable at the option of the Registrant, subject to certain restrictions, in whole or in part, at 108.0% of principal amount initially, declining annually to 100% on or after July 15, 1996.

Through September 21, 1994, the Registrant had either purchased on the open market or redeemed $11,165,000 of the original issuance. At that date, in accordance with the terms of the debenture indenture, the Registrant called for redemption all of the remaining debentures outstanding, at 101.6% of their face amount plus accrued interest. The redemption was completed on October 24, 1994, and $10,195,000 of the debentures were redeemed and $1,640,000 were converted into 52,881 shares of the Registrant's Common Stock at $31 per share.


F.   Income Taxes

The income tax provision includes federal, as well as state and local taxes. The tax provisions for the three months ending March 31, 1995 and 1994 represent effective tax rates of 41.5% and 34.9%, respectively. The rates differ from the federal statutory rate principally due to the effect of state income taxes, amortization of goodwill, no provision required on the Registrant's gain in 1994 from the sale of certain securities and a valuation reserve provided on the benefit associated with the Registrant's equity in losses of Capital Communications Corporation.



G.   Capital Stock

In 1987 and 1992, the Board of Directors authorized the purchase of up to a total of 300 thousand shares of Common Stock of the Registrant. These shares will be retained as treasury stock for future use as required. Through March 31, 1995, the Registrant had purchased 230,861 shares of Common Stock to date at an average price of $13.15.



H.    Earnings Per Share


Earnings per common and common equivalent share amounts are based on the average number of common shares outstanding during each period, assuming the exercise of all stock options having an exercise price less than the average market price of the common stock using the treasury stock method. Fully diluted earnings per share reflect the effect, where dilutive, of converting the outstanding convertible debentures and the exercise of all stock options having an exercise price less than the closing market price at the end of the period of the Common Stock of the Registrant using the treasury stock method.



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


Sales and Revenues

Revenues for the first quarter of 1995 increased by $33.7 million, or 94%, from the first quarter in the prior year predominantly due to: $23.9 million in revenues from the Brown-Bridge operation, which was acquired on September 19, 1994; $4.3 million in incremental revenues from Lynch Machinery due to production activity associated with the manufacture of several extra-large glass press machines (Note: In December 1994, Lynch Machinery adopted the percentage of completion for its long term contracts which it had previously accounted for on a completed contract basis 1994's first quarter has been restated to reflect this change); and $3.8 million in incremental revenues from Morgan due to increased industry shipments of manufactured housing and recreational vehicle and increased markets share by Morgan.


On a prospective basis, the inclusion of the Brown-Bridge operation and the backlog at Lynch Machinery (see below) is expected to result in increased reported revenues by the Registrant in the second and third quarters of 1995 versus the respective prior year periods.



Operating Profit

Operating profit for the first quarter of 1995 increased by $2.3 million, 132% from the first quarter in the prior year predominantly due to: $1.2 million contribution from Brown-Bridge; and $1.4 million in incremental operating profit from Lynch Machinery.


On a prospective basis, the inclusion of Brown-Bridge and the backlog at Lynch Machinery (see below) is expected to result in increased reported operating profit by the Registrant in the second and third quarters of 1995 versus the respective prior year periods.


Other Income (Expense), Net

Investment income in the first quarter of 1995 was $307,000 higher than the first quarter of the previous year due to increased net market securities gains which more than offset lower investments in securities generating current investment income.

Interest expense in the first quarter of 1995 was $838,000 higher than the first quarter of the previous year due to $850,000 of interest expense associated with the acquisitions of Brown-Bridge and Haviland Telephone Company. Offsetting this increase was a $275,000 decrease in interest expense associated with the redemption and conversion on October 24, 1994 of $11.8 million of the Company's 8% Convertible Subordinated Debentures. The remaining change was due to higher borrowing levels at slightly higher rates.


Tax Provision

The income tax provision includes federal, as well as state and local taxes. The tax provisions for the three months ending March 31, 1995 and 1994, represent effective tax rates of 41.5% and 34.9%, respectively. The rates differ from the federal statutory rate principally due to the affect of state income taxes, amortization of goodwill, no provision required on the Registrant's gain in 1994 from the sale of certain securities, and a valuation reserve provided on the benefit associated on the Registrant's equity in losses in Capital Communications Corporation.


Net Income (Loss)

Net income for the three months ended March 31, 1995 was $1.1 million, or $0.80 per share, in comparison to net income for the three months ended March 31, 1994 of $641,000, or $0.49 per share. The predominant factors that affected the comparability were:
the acquisition of Brown-Bridge; increased production activity at Lynch Machinery; and higher investment income in 1995. A $150,000 after-tax gain was recorded in 1994 on the sale of affiliated stock.


Backlog/New Orders

Total backlog of manufactured products at March 31, 1995 was $38.2 million (25.1% relates to Lynch Machinery), which represents a slight decrease from the backlog of $38.8 million at December 31, 1994. During the quarter, M-tron Industries backlog increased by $3.0 million due to increased market demand and new product introductions which offset the production activity that reduced Lynch Machinery's backlog.


Liquidity/Capital Resources

At March 31, 1995, the Registrant had $30.0 million in cash and short-term investments, which was $1.5 million lower than the $31.5 million reported at December 31, 1994. Working capital at March
31, 1995 was $36.7 million as compared to $22.7 million at December
31, 1994. The predominant reason for the increase in working capital was the reclassification from short-term to long-term of an $11.5 million bank credit facility, previously due on April 15, 1995, which was extended on April 14, 1995. The Registrant and consolidated subsidiaries had $21.4 million of unused short-term and long-term credit facilities at March 31, 1995, $8.5 million of which relates to the Registrant. Total debt of the Registrant decreased from $98.2 million at December 31, 1994 to $97.8 million at March 31, 1995.




PART II OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K


    (a)  Exhibits:

         27-Financial Data Schedule


    (b)  Reports on Form 8-K

         On January 21, 1995, a second amendment to Form 8-K with respect to the acquisition of Haviland Telephone Company, Inc. (originally filed on September 29, 1994 and amended on December 10, 1994) was filed which contained amended financial statements.





                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LYNCH CORPORATION
                                      (Registrant)



                                       BY: s/Robert E. Dolan
                                          Robert E. Dolan
                                          Chief Financial Officer

May 12, 1995