Form 10-Q
period 1995-06-30
LYNCH CORP
filed 1995-08-11
CIK 61004

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
    ACT OF 1934


For the quarterly period ended June 30, 1995

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


          Class                     Outstanding at August 1, 1995

Common Stock, no par value                     1,378,658

                              INDEX

               LYNCH CORPORATION AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

               Condensed Consolidated Statements of Operations:
                 - Three months ended June 30, 1995 and 1994
                 - Six months ended June 30, 1995 and 1994

               Condensed Consolidated Balance Sheets:
                 - June 30, 1995
                 - December 31, 1994 (Audited)

               Condensed Consolidated Statements of Cash Flows:
                 - Six months ended June 30, 1995 and 1994

               Notes to Condensed Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations




PART II.  OTHER INFORMATION



Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES


Part I - Financial Information
Item 1 - Financial Statements



               LYNCH CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
              (In Thousands, Except Share Amounts)

                                  Three Months           Six Months
                                  Ended June 30         Ended June 30
                              ------------------      -------------------
                                1995       1994        1995       1994
                              --------  --------      --------  ---------
SALES AND REVENUES:
  Multimedia                  $   5,916  $  4,839     $ 11,601   $  9,720
  Services                       31,555    25,777       58,358     48,733
  Manufacturing                  39,403     9,062       76,703     17,293
                              ---------  --------    ---------  ---------
                                 76,874    39,678      146,662     75,746
                               --------  --------    ---------  ---------
COSTS AND EXPENSES:
  Multimedia                      4,386     3,329        8,611      6,627
  Services                       28,388    23,259       52,621     44,237
  Manufacturing                  31,098     6,048       61,334     11,889
  Selling and Administrative      8,724     4,691       15,784      8,902
                              ---------  ---------   ---------  ---------
OPERATING PROFIT                  4,278     2,351        8,312      4,091


OTHER INCOME(EXPENSE):
  Investment Income                735        541        1,619      1,118
  Interest Expense              (2,235)    (1,436)      (4,439)    (2,802)
  Share of Operations of
    Affiliated Companies            76       (326)           6       (320)
  Gain on Sale of
    Subsidiary Stock                59         40           59        190
                              ---------  ---------   ---------   ---------
                                (1,365)    (1,181)      (2,755)    (1,814)
                              ---------  ---------    ---------  ---------
INCOME BEFORE INCOME TAXES AND
 MINORITY INTERESTS              2,913      1,170        5,557      2,277

PROVISION FOR INCOME TAXES      (1,160)      (579)      (2,256)      (965)
MINORITY INTERESTS                (597)      (385)      (1,020)      (465)
                              ---------  ---------    ---------  ---------
NET INCOME                    $  1,156   $    206     $  2,281   $    847
                              =========  =========   =========   =========
WEIGHTED AVERAGE
    SHARES OUTSTANDING        1,407,000  1,330,000   1,404,000  1,316,000
                              ---------  ---------   ---------  ---------
NET INCOME PER SHARE           $   0.82   $   0.15    $   1.62   $   0.64
                              =========  =========   =========   =========
INCOME PER SHARE
  ASSUMING FULL DILUTION       $   0.82   $   0.15    $   1.62   $   0.62
                              =========  =========   =========   =========

    See Notes to Condensed Consolidated Financial Statements

              LYNCH CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In Thousands)
                                                      June 30     December 31
                                                        1995         1994
                                                    (Unaudited)      (A)
ASSETS                                               ---------     ---------
CURRENT ASSETS:
  Cash and Cash Equivalents                           $ 15,556      $ 18,010
  Marketable Securities and Short-Term Investments      12,136        13,511
  Receivables, Less Allowances of $574 and $737         42,771        36,454
  Inventories                                           24,331        18,955
  Deferred Income Tax Benefits                           2,872         2,872
  Other Current Assets                                   5,415         4,083
                                                     ---------     ---------
    Total Current Assets                               103,081        93,885

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                   1,893         1,893
  Buildings & Improvements                              12,855        11,713
  Machinery & Equipment                                 85,266        79,290
                                                     ---------     ---------
                                                       100,014        92,896
  Less Accumulated Depreciation                         35,636        31,451
                                                     ---------     ---------
    Net Property, Plant & Equipment                     64,378        61,445

INVESTMENT IN & ADVANCES TO AFFILIATED COMPANIES         3,562         3,503
ACQUISITION INTANGIBLES                                 25,273        23,518
OTHER ASSETS                                             4,084         3,559
                                                     ---------     ---------
    Total Assets                                      $200,378      $185,910
                                                     =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes Payable to Banks                              $  7,796      $  5,904
  Trade Accounts Payable                                15,391        11,999
  Accrued Liabilities                                   25,168        23,724
  Current Maturities of Long-Term Debt                  24,523        29,545
                                                     ---------     ---------
    Total Current Liabilities                           72,878        71,172

LONG-TERM DEBT                                          72,513        62,745
DEFERRED INCOME TAXES                                   10,397        10,397
MINORITY INTERESTS                                      11,709        11,065

SHAREHOLDERS' EQUITY:
  Common Stock, No Par Value-10,000,000 Shares
    Authorized; 1,471,191 Issued (At Stated Value)       5,139         5,139
  Additional Pain-in Capital                             8,106         8,037
  Retained Earnings                                     20,912        18,631
  Treasury Stock of 92,533 Shares, at Cost              (1,276)       (1,276)
                                                     ---------     ---------
    Total Shareholders' Equity                          32,881        30,531
                                                     ---------     ---------
    Total Liabilities & Shareholders' Equity          $200,378      $185,910
                                                     =========     =========

(A) The Balance Sheet at December 31, 1994 has been derived from the Audited Financial Statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

   See Notes to Condensed Consolidated Financial Statements.


           LYNCH CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                         (In Thousands)


                                                     Six Months Ended
                                                          June 30
                                                   -------------------
                                                     1995        1994
                                                  ---------    ---------


OPERATING ACTIVITIES

Net Income                                         $  2,281   $    847
Adjustments to Reconcile Net Income to Net
 Cash From Operating Activities:

  Depreciation and Amortization                       5,144      3,620
  Share of Operations of Affiliated Companies            (6)       320
  Minority Interests                                  1,020        465
  Net Effect of Purchases and Sales of
    Trading in Marketable Securities                  1,375      7,380
  Changes in Operating Assets and Liabilities:
    Receivables                                      (6,317)    (4,446)
    Inventories                                      (5,376)    (1,026)
    Accounts Payable and Accrued Liabilities          4,836      6,166
    Other                                            (1,912)      (129)
                                                  ---------    ---------
NET CASH FROM OPERATING ACTIVITIES                    1,045     13,197
                                                  ---------    ---------

INVESTING ACTIVITIES

Capital Expenditures                                 (7,314)    (4,484)
Investment in Capital Communications, Inc.                0     (2,560)
                                                   ---------    ---------
NET CASH FROM (USED IN) INVESTING ACTIVITIES         (7,314)    (7,044)
                                                   ---------    ---------

FINANCING ACTIVITIES

Issuance (Repayments) of Debt, Net                    4,122     (1,309)
Sale of Treasury Stock                                    0      2,288
Other                                                  (307)         0
                                                  ---------    ---------
NET CASH FROM FINANCING ACTIVITIES                    3,815        979
                                                  ---------    ---------
Net Increase(Decrease) in Cash and
  Cash Equivalents                                   (2,454)     7,132
Cash and Cash Equivalents at Beginning of Period     18,010     24,548
                                                  ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 15,556   $ 31,680
                                                  =========   =========


    See Notes to Condensed Consolidated Financial Statements.


      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A.  Subsidiaries of the Registrant


The present operating subsidiaries of the Registrant are as follows:

          Lynch Multimedia Corporation
          Lynch Telecommunications Corporation
            Lynch Telephone Corporation (80.1% owned)
              Western New Mexico Telephone Company, Inc.
              WNM Communications Corporation
            Lynch Telephone Corporation II (83.0% owned)
              Inter-Community Telephone Company
            Lynch Telephone Corporation III (81% owned)
              Cuba City Telephone Exchange Company
              Belmont Telephone Company
              Lafayette County Satellite TV, Inc.
          Brighton Communications Corporation
            Lynch Telephone Corporation IV
              Bretton Woods Telephone Company
             Lynch Telephone Corporation VI (98% owned)
              J.B.N. Telephone Company, Inc.
                J.B.N. Finance Corporation
            Lynch Telephone Corporation VII
              USTC Kansas Inc.
                Haviland Telephone Company
                  Haviland Finance Corporation
          Global Television Inc.
          Lynch Entertainment Corporation
            Coronet Communications Company (20% owned)
          Lynch Entertainment Corporation II
            Capital Communications Corporation (49% owned)
          The Morgan Group, Inc. (equity ownership 47%
                - voting ownership 64%)
            Morgan Drive Away, Inc.
              Transport Services Unlimited, Inc.
            Interstate Indemnity Inc.
            Morgan Finance, Inc.
          Lynch Capital Corporation
          Lynch Manufacturing Corporation
            Lynch Machinery, Inc. (90% owned)
              Tri-Can International, Ltd.
            M-tron Industries, Inc. (94% owned)
              M-tron Industries, Ltd.
            Spinnaker Industries, Inc. (83% owned)
              Brown-Bridge Industries, Inc. (80.6% owned)
              Entoleter, Inc.
            Lynch International Exports, Inc.



B.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.



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

On September 19, 1994, Brown-Bridge Industries, Inc. an 80.1%-owned subsidiary of Spinnaker Industries, Inc., (an 83%-owned subsidiary of Lynch) acquired from Kimberly-Clark Corporation the net assets associated with its Brown-Bridge operation, a manufacturer of adhesive-coated stock for labels and related applications. The cost of the transaction was $29.1 million, plus $6.9 million in current liabilities were assumed. The transaction was accounted for as a purchase, and, accordingly, the assets and liabilities were recorded at their estimated fair market value.

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


                              Three Months Ended        Six Months Ended
                                   June 30                  June 30
                              1995          1994        1995      1994
                                      (In thousands, except
                                        per share data)

Sales and Revenues           $ 76,874   $ 59,781       $146,662    $122,637
Earnings Before Interest
  Depreciation, Taxes
  and Amortization              6,782      5,881         13,275      10,953
Net Income                      1,156        477          2,281       1,089
Net Income per Share             0.82       0.36           1.62        0.82



D.   Inventories


Inventories are stated at the lower of cost or market value. At June 30, 1995, inventories were valued by three methods: specific identification - 62%, last-in, first-out (LIFO) - 32%, and first-in, first-out (FIFO) - 6%. At December 31, 1994, the respective percentages were 68%, 23%, and 9%.



                                                   In Thousands
                                                  6-30-95        12-31-94

     Raw materials and supplies                   $ 6,324         $ 5,560
     Work in process                                9,590           7,745
     Finished goods                                 8,417           5,650
               TOTAL INVENTORIES                  $24,331         $18,955




E.   Indebtedness

Long-term debt consists of (all stated interest rates are weighted averages at June 30, 1995):

                                                           In Thousands
                                                       6-30-95   12- 30-94

Rural Utilities Service and
  Rural Telephone Bank notes payable
  in equal quarterly installments through
  2023 at fixed interest rates (3.4%)                  $24,799        $24,283
Bank credit facilities utilized by
  certain telephone and telephone
  holding companies at both 9.5% fixed
  and 9.0% variable interest rates                      23,962         24,158
Unsecured notes at fixed interest rates
  (10%) issued in connection with
  telephone company acquisitions                        16,207         16,266
Bank debt associated with Brown-Bridge
  at variable rates 10.25%:
  Revolving line of credit                              13,015         13,180
  Term loan                                              8,548          9,000
Other at variable and fixed interest rates              10,505          5,402
                                                        97,036         92,290
          Current Maturities                           (24,523)       (29,545)
                                                       $72,513        $62,745


These credit facilities are secured by property, plant and equipment, inventory, receivables and common stock of certain subsidiaries and contain certain covenants restricting distributions to the Registrant.


The Company also maintains short-term lines of credit with banks which aggregate $34.7 million, of which $20.3 was available at June 30, 1995. These lines are secured by operating assets of the related subsidiaries and the common stock of The Morgan Group, Inc. The line of credit agreements expire in 1995 and 1996, are renewable annually, and are at interest rates of prime minus 1/4% to prime plus 1%. The weighted average interest rate at June 30, 1995 of outstanding borrowings under the lines was 9.0%. The Company had outstanding under these lines of credit standby letters of credit totaling approximately $6.9 million, securing various insurance obligations and customer advances. Several of the credit agreements contain covenants restricting distributions.


The subsidiaries of Spinnaker maintain long-term revolving credit and/or letter of credit arrangements with combined maximum availability of $21.5 million. Credit availability under their revolving credit arrangements is subject to certain variables, such as the amount of inventory and receivables eligible to be included in the borrowing base. These arrangements are at interest rates of prime plus 1.25% to prime plus 2.5%. At June 30, 1995, the weighted average interest rate of outstanding borrowing under these arrangements was 10.3% and there was $6.7 million of available capacity.

In July 1986, the Registrant issued $23 million principal amount of 8% Convertible Subordinated Debentures. The Debentures were redeemable at the option of the Registrant, subject to certain restrictions, in whole or in part, at 108.0% of principal amount initially, declining annually to 100% on or after July 15, 1996.

Through September 21, 1994, the Registrant had either purchased on the open market or redeemed $11,165,000 of the original issuance. At that date, in accordance with the terms of the debenture indenture, the Registrant called for redemption all of the remaining debentures outstanding at 101.6% of their face amount plus accrued interest. The redemption was completed on October 24, 1994, and $10,195,000 of the debentures were redeemed and $1,640,000 were converted into 52,881 shares of the Registrant's Common Stock at $31 per share.



F.   Income Taxes

The income tax provision includes federal, as well as state and local taxes. The tax provisions for the three months ending June 30, 1995 and 1994 represent effective tax rates of 39.8% and 49.5%, respectively. The rates differ from the federal statutory rate principally due to the effect of state income taxes, amortization of goodwill, no provision required on the Registrant's gain in 1994 from the sale of certain securities and a valuation reserve provided on the benefit associated with the Registrant's equity in losses of Capital Communications Corporation.



G.   Capital Stock

In 1987 and 1992, the Board of Directors authorized the purchase of up to a total of 300,000 shares of Common Stock of the Registrant. These shares will be retained as treasury stock for future use as required. Through June 30, 1995, the Registrant had purchased 230,861 shares of Common Stock at an average price of $13.15.



H.    Earnings Per Share

Earnings per common and common equivalent share amounts are based on the average number of common shares outstanding during each period, assuming the exercise of all stock options having an exercise price less than the average market price of the common stock using the treasury stock method. Fully diluted earnings per share reflect the effect, where dilutive, of converting any outstanding convertible debentures and the exercise of all outstanding stock options having an exercise price less than the closing market price at the end of the period of the Common Stock of the Registrant using the treasury stock method.



Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


Sales and Revenues

Revenues for the second quarter of 1995 increased by $37.2 million, or 94%, from the second quarter of the prior year predominantly due to: $24.8 million in revenues from the Brown-Bridge operation, which was acquired on September 19, 1994; $3.5 million in incremental revenues from Lynch Machinery due to production activity associated with the manufacture of several extra-large glass press machines (Note: In December 1994, Lynch Machinery adopted percentage-of-completion method of accounting for its long term contracts, which it had previously accounted for on a completed contract basis, and 1994's results have been restated to reflect this change); and $5.8 million in incremental revenues from Morgan due to increased industry shipments of manufactured housing units and an increased market share at Morgan coupled with the acquisition of Transfer Drivers Inc. ("TDI") in May 22, 1995, which contributed $1.3 million in revenues to the second quarter.

For the six months ended June 30, 1995, revenues increased by $70.9 million, or 92%, over the first half of 1994. The same factors that contributed to the second quarter increase also resulted in the first half increase. Specifically, Brown-Bridge reported revenues of $48.7 million, Lynch Machinery's revenues increased by $7.8 million and Morgan's revenues increased by $9.6 million.

On a prospective basis, the inclusion of the Brown-Bridge operation and increased shipments at Lynch Machinery (see below) are expected to result in increased reported revenues by the Registrant in the third quarter of 1995 versus the respective prior year period.



Operating Profit

Operating profit for the second quarter of 1995 increased by $1.9 million, or 132% from the second quarter in the prior year. The contribution of the manufacturing segment increased by $1.6 million between the two periods, of which $1.3 million was due to the acquisition of Brown-Bridge. In addition, both Lynch Machinery's and M-tron's contributions increased by approximately $250,000 each. These increases were offset, in part, by higher manufacturing segment administration expenses.

Operating profit grew by $4.2 million, or 103% from the first half of 1994 to the first half of 1995. The manufacturing group's contribution increased by $3.7 million, $2.4 million of which resulted from the inclusion of Brown-Bridge and $1.2 million from an increase at Lynch Machinery. Morgan's operating profit grew by $568,000 between the two periods due to the higher revenues. Multimedia's operating profit fell by $202,000 from the first half of 1994 to the first half of 1995, as the inclusion of Haviland Telephone Company, acquired on September 26, 1994, was offset by higher depreciation expense at the other telephone operations.

On a prospective basis, the inclusion of Brown-Bridge and the backlog at Lynch Machinery (see below) is expected to result in increased reported operating profit by the Registrant in the third quarter of 1995 versus the respective prior year period.



Other Income (Expense), Net

Investment income in the second quarter of 1995 was $194,000 higher than the second quarter of the previous year due to increased net marketable securities gains which more than offset lower investments in securities generating current investment income. These factors also resulted to the first half increase of $501,000.

Interest expense in the second quarter of 1995 was $799,000 higher than the second quarter of the previous year predominantly due to $853,000 of interest expense associated with the acquisitions of Brown-Bridge and Haviland. Offsetting this increase was a $247,000 decrease in interest expense associated with the redemption and conversion on October 24, 1994 of $11.8 million of the Company's 8% Convertible Subordinated Debentures. These factors also contributed to the first half increase of $1.6 million.

The share of operations of affiliated companies resulted in income of $76,000 in the second quarter of 1995 versus a loss of $326,000 in the second quarter of 1994. The variance resulted from improved operating results at both Stations WHBF-TV and WOI-TV plus a significant reduction of amortization of acquisition intangibles at Station WOI-TV. On March 1, 1994, Lynch acquired a 49% equity interest in Station WOI-TV and an accelerated level of amortization expense was recorded in the first twelve months of operation.



Tax Provision

The income tax provision includes federal, as well as state and local taxes.
The tax provisions for the three months ending June 30, 1995 and 1994, represent effective tax rates of 39.8% and 49.5%, respectively. The rates differ from the federal statutory rate principally due to the effect of state income taxes, amortization of goodwill, no provision required on the Registrant's gain in 1994 from the sale of certain securities, and a valuation reserve provided on the benefit associated on the Registrant's equity in losses in Capital Communications Corporation (Station WOI-TV).



Net Income (Loss)

Net income for the three months ended June 30, 1995 was $1.2 million, or $0.82 per share, in comparison to net income for the three months ended March 31, 1994 of $206,000, or $0.15 per share. The predominant factors that accounted for the improvement in both the second quarter and first half results were: the acquisition of Brown-Bridge; increased production activity at Lynch Machinery; higher investment income and interest expense in 1995 and reduced amortization expense at Station WOI-TV.



Backlog/New Orders

Total backlog of manufactured products at June 30, 1995 was $37.0 million ($21.9 million relates to Lynch Machinery), which represents a decrease from the backlog of $38.8 million at December 31, 1994. Since December 31, 1994, M-tron Industries backlog increased by $7.7 million to $11.2 million due to increased market demand by the industries that M-tron serves and new product introductions. This increase was offset by production activity that reduced Lynch Machinery's backlog by $7.0 million.




Liquidity/Capital Resources

At June 30, 1995, the Registrant had $27.7 million in cash and short-term investments, which was $3.8 million lower than the $31.5 million reported at December 31, 1994. This was predominantly due to the acquisition of TDI, and capital spending and working capital requirements. Working capital at June 30, 1995 was $30.2 million as compared to $22.7 million at December 31, 1994. The predominant reason for the increase in working capital was the reclassification from short-term to long-term of an $11.5 million bank credit facility, previously due on April 15, 1995, which was extended on April 14, 1995. This was offset by an increase in percentage-of-completion receivables at Lynch Machinery. The Registrant and consolidated subsidiaries had $27.0 million of unused short-term credit facilities at June 30, 1995, $6.5 million of which relates to the Registrant. Total debt of the Registrant increased from $98.2 million at December 31, 1994 to $104.8 million at June 30, 1995.

Lynch Corporation and its subsidiaries maintain active acquisition programs (see
Part II - Item 5 of this document) and generally finance each acquisition with a significant component of debt. This acquisition debt typically contains restrictions on cash distributions to the parent company. Short-term and long-term financing arrangements are being considered at both the parent company and subsidiaries to fund future acquisitions.

Spinnaker Industries, Inc. has engaged an investment banking firm to assist it in exploring various financing alternatives in order to provide additional capital for acquisitions, working capital and other corporate purposes. Spinnaker is actively pursuing financing alternatives and any such financing may involve the issuance of debt and additional equity securities of Spinnaker. As of the date of this filing, Spinnaker has not entered into any definitive agreements or arrangements regarding the terms of any financing, and there can be no assurance that such financing will be available on terms acceptable to Spinnaker. A substantial portion of any consummated financing will be required for the acquisition discussed in Part II - Item 5 of this document.

In addition, the Registrant is structuring arrangements in order to participate in 1995 in the Federal Communications Commission's auction of Broadband Personal Communications Spectrum. Participation in this auction and subsequent development of the Spectrum could require a significant financial commitment and materially impact future earnings of the Registrant.


PART II OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

          At the Annual Meeting of Stockholders of the Registrant held on May 18,1995, the following directors were reelected as directors with the following votes:

                   Name           Votes For           Votes Withheld

          Bradley J. Bell             1,228,042            7,171
          Morris Berkowitz            1,228,042            7,171
          Richard J. Boyle            1,228,042            7,171
          E. Val Cerutti              1,228,017            7,196
          Paul J. Evanson             1,228,037            7,176
          Mario J. Gabelli            1,227,960            7,253
          Paul P. Woolard             1,228,042            7,171


Item 5.   Other Information

          On June 20, 1995, Spinnaker announced an agreement in principal to acquire the assets and stock of Central Products Company ("Central Products"), a wholly-owned subsidiary of Alco Standard Corporation. Central Products, which manufacturers and markets a wide variety of carton sealing tapes, is the second largest U.S. carton sealing tape manufacturer. Central Products is headquartered in Monasha, Wisconsin, next to its 175,000 square foot manufacturing facility, which manufactures water-activated tape. Central Products also maintains a 200,000 square-foot manufacturing facility in Brighton, Colorado, where it manufactures pressure-sensitive tape. Spinnaker is currently negotiating the terms of the definitive agreement. It is anticipated that the definitive agreement will contain several significant conditions to the obligations of both parties to consummate the transaction.


          On July 20, 1995, the Registrant announced that a subsidiary had entered into a letter of intent for the acquisition of Dunkirk & Fredonia Telephone Company and its subsidiaries, Cassadaga Telephone Corporation, Comantel, Inc., and D&F Cellular Telephone Inc.
          Dunkirk & Fredonia Telephone Co. serves approximately 10,700 access lines in western New York including the community of Fredonia, the Village of Cassadaga and the Hamlet of Stockton. Dunkirk & Fredonia also owns and operates other telecommunications businesses, including long distance resale and sales and servicing of telecommunications equipment and security operations.




Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          27-Financial Data Schedule

     (b)  Reports on Form 8-K



          There were no Reports on Form 8-K filed by the Registrant during the three months ended June 30, 1995.


                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         LYNCH CORPORATION
                                           (Registrant)



                                        BY:s/Robert E. Dolan
                                             Robert E. Dolan
                                             Chief Financial Officer

August 11, 1995