Form 10-Q
period 1995-09-30
LYNCH CORP
filed 1995-11-14
CIK 61004

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1995

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

Yes  X    No


Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.


          Class                             Outstanding at November 1, 1995

Common Stock, no par value                             1,378,663

                              INDEX

                LYNCH CORPORATION AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION


Item 1.      Financial Statements (Unaudited)

                  Condensed Consolidated Statements of Operations:
                    - Three months ended September 30, 1995 and 1994
                    - Nine months ended September 30, 1995 and 1994

                  Condensed Consolidated Balance Sheets:
                    - September 30, 1995
                    - December 31, 1994

                  Condensed Consolidated Statements of Cash Flows:
                    - Nine months ended September 30, 1995 and 1994

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

Item 6. Exhibits and Reports on Form 8-K




SIGNATURES

Part I - Financial Information
Item 1 - Financial Statements

                       LYNCH CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                      (In Thousands, Except Share Amounts)

                                    Three Months          Nine Months
                                 Ended September 30    Ended September 30
                                --------------------    --------------------
                                  1995       1994           1995      1994
                                ---------  ---------     ---------  ---------

SALES AND REVENUES:
  Multimedia                    $  5,902   $  4,910      $ 17,503   $ 14,630
  Services                        33,250     27,328        91,608     76,061
  Manufacturing                   42,394     12,449       119,097     29,742
                                ---------  ---------     ---------  ---------
                                  81,546     44,687       228,208    120,433
                                ---------  ---------     ---------  ---------
COSTS AND EXPENSES:
  Multimedia                       4,455      3,358        13,066      9,985
  Services                        29,977     24,412        82,598     68,649
  Manufacturing                   32,353      8,560        93,687     20,449
  Selling and Administrative       9,998      5,346        25,782     14,248
                                ---------  ---------     --------- ---------
OPERATING PROFIT                   4,763      3,011        13,075      7,102

OTHER INCOME(EXPENSE):
  Investment Income                  578        747         2,197      1,865
  Interest Expense                (2,287)    (1,517)       (6,726)    (4,319)
  Share of Operations of
    Affiliated Companies             (66)         1           (60)      (319)
  Gain on Sale of
    Subsidiary Stock                   0          0            59        190
                                ---------   ---------    ---------   ---------
                                  (1,775)      (769)       (4,530)     (2,583)
                                ---------   ---------    ---------   ---------
INCOME BEFORE INCOME TAXES AND
 MINORITY INTERESTS AND
 EXTRAORDINARY ITEM                 2,988      2,242        8,545       4,519
Provision For Income Taxes         (1,127)      (911)      (3,383)     (1,876)
Minority Interests                   (568)      (496)      (1,588)       (961)
                                 ---------   ---------   ---------   ---------
INCOME BEFORE
  EXTRAORDINARY ITEM                1,293        835        3,574       1,682
Loss on Early Extinguishment
  of Debt (Net of Income Tax
  Benefit of $135)                      0       (264)           0        (264)
                                 ---------   ---------    ---------  ---------
NET INCOME                       $  1,293   $    571      $  3,574   $  1,418
                                 =========   =========    =========  =========
WEIGHTED AVERAGE
  SHARES OUTSTANDING             1,413,000  1,330,000     1,409,000  1,316,000

PRIMARY EARNINGS PER SHARE:
Income Before Extra
 ordinary Loss                   $   0.92   $   0.63      $   2.54   $   1.27
Extraordinary Loss                     --      (0.20)           --      (0.20)
                                 ---------  ----------    ---------  ---------
NET INCOME                       $   0.92   $   0.43      $   2.54   $   1.07
                                 =========  ==========    =========  =========
FULLY DILUTED EARNINGS PER SHARE:
Income Before Extra
 ordinary Loss                   $   0.92   $   0.52      $   2.54   $   1.14
Extraordinary Loss                     --      (0.14)           --      (0.14)
                                 ---------  ---------     ---------  ---------
NET INCOME                       $   0.92   $   0.38      $   2.54   $  (0.14)
                                =========   =========     =========  =========

     See Notes to Condensed Consolidated Financial Statements

                     LYNCH CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In Thousands)

                                                     Sept. 30       Dec. 31
                                                        1995          1994
                                                    (Unaudited)       (A)

ASSETS                                               ---------     ---------
CURRENT ASSETS:
  Cash and Cash Equivalents                           $ 16,019     $ 18,010
  Marketable Securities and Short-Term Investments      11,327       13,511
  Receivables, Less Allowances of $564 and $737         45,582       36,454
  Inventories                                           22,110       18,955
  Deferred Income Tax Benefits                           2,872        2,872
  Other Current Assets                                   7,616        4,083
                                                      ---------    ---------
    Total Current Assets                               105,526       93,885

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                   1,910        1,893
  Buildings & Improvements                              13,260       11,713
  Machinery & Equipment                                 89,482       79,290
                                                      ---------    ---------
                                                       104,652       92,896
  Less Accumulated Depreciation                         37,211       31,451
                                                      ---------    ---------
    Net Property, Plant & Equipment                     67,441       61,445

INVESTMENT IN & ADVANCES TO AFFILIATED COMPANIES         3,498        3,503
ACQUISITION INTANGIBLES                                 25,049       23,518
OTHER ASSETS                                             5,057        3,559
                                                      ---------    ---------
    Total Assets                                      $206,571     $185,910
                                                      =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes Payable to Banks                              $  7,223     $  5,904
  Trade Accounts Payable                                17,725       11,999
  Accrued Liabilities                                   25,755       23,724
  Current Maturities of Long-Term Debt                  25,528       29,545
                                                      ---------    ---------
    Total Current Liabilities                           76,231       71,172

LONG-TERM DEBT                                          73,639       62,745
DEFERRED INCOME TAXES                                   10,397       10,397
MINORITY INTERESTS                                      12,130       11,065

SHAREHOLDERS' EQUITY:
  Common Stock, No Par Value-10,000,000 Shares
    Authorized; 1,471,191 Issued (At Stated Value)       5,139        5,139
  Additional Paid-in Capital                             8,106        8,037
  Retained Earnings                                     22,205       18,631
  Treasury Stock of 92,528 and
    92,533 Shares, at Cost                              (1,276)      (1,276)
                                                      ---------    ---------
    Total Shareholders' Equity                          34,174       30,531
                                                      ---------    ---------
    Total Liabilities & Shareholders' Equity          $206,571     $185,910
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

    See Notes to Condensed Consolidated Financial Statements.


                  LYNCH CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                          (In Thousands)

                                                    Nine Months Ended
                                                       September 30
                                                   -------------------
                                                     1995        1994
                                                   ---------   ---------


OPERATING ACTIVITIES

Net Income                                        $  3,574     $  1,418
Adjustments to Reconcile Net Income to Net
 Cash From Operating Activities:

  Depreciation and Amortization                      7,753        5,582
  Share of Operations of Affiliated Companies           60          319
  Minority Interests                                 1,588          961
  Net Effect of Purchases and Sales of
    Trading in Marketable Securities                 2,184        3,678
  Deferred Taxes                                         0          118
  Changes in Operating Assets and Liabilities:
    Receivables                                     (9,128)      (7,941)
    Inventories                                     (3,155)      (1,674)
    Accounts Payable and Accrued Liabilities         7,184        8,091
    Other                                           (5,194)      (1,153)
                                                  ---------    ---------
NET CASH FROM OPERATING ACTIVITIES                   4,866        9,399
                                                  ---------    ---------

INVESTING ACTIVITIES

Capital Expenditures                               (12,584)      (6,624)
Investment in Capital Communications, Inc.               0       (2,560)
Acquisition of Brown-Bridge Industries, Inc.             0      (30,071)
Acquisition of Haviland Telephone Company                0       (2,802)
                                                  ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES              (12,584)     (42,057)
                                                  ---------    ---------

FINANCING ACTIVITIES

Issuance of Debt, Net                                6,181       29,111
Sale of Treasury Stock                                   0        2,288
Sale of Minority Interest                                0          906
Other                                                 (454)          18
                                                  ---------    ---------
NET CASH FROM FINANCING ACTIVITIES                   5,727       32,323
                                                  ---------    ---------
Net Decrease in Cash and Cash Equivalents           (1,991)        (335)
Cash and Cash Equivalents at Beginning of Period    18,010       24,548
                                                  ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 16,019     $ 24,213
                                                  =========    =========

    See Notes to Condensed Consolidated Financial Statements.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A.  Subsidiaries of the Registrant


The present operating subsidiaries of the Registrant are as follows:

        Lynch Multimedia Corporation
          CLR Video LLC (60% owned)
        Lynch Telecommunications Corporation
          Lynch Telephone Corporation (80.1% owned)
            Western New Mexico Telephone Company, Inc.
            WNM Communications Corporation
          Lynch Telephone Corporation II (83.0% owned)
            Inter-Community Telephone Company
          Lynch Telephone Corporation III (81% owned)
            Cuba City Telephone Exchange Company
            Belmont Telephone Company
            Lafayette County Satellite TV, Inc.
        Brighton Communications Corporation
          Lynch Telephone Corporation IV
            Bretton Woods Telephone Company
           Lynch Telephone Corporation VI (98% owned)
            J.B.N. Telephone Company, Inc.
              J.B.N. Finance Corporation
          Lynch Telephone Corporation VII
            USTC Kansas Inc.
              Haviland Telephone Company
                Haviland Finance Corporation
        Global Television Inc.
        Lynch Entertainment Corporation
          Coronet Communications Company (20% owned)
        Lynch Entertainment Corporation II
          Capital Communications Corporation (49% owned)
        The Morgan Group, Inc. (equity ownership 47%
              - voting ownership 64%)
          Morgan Drive Away, Inc.
            Transport Services Unlimited, Inc.
          Interstate Indemnity Inc.
          Morgan Finance, Inc.
        Lynch Capital Corporation
        Lynch Manufacturing Corporation
          Lynch Machinery, Inc. (90% owned)
            Tri-Can International, Ltd.
          M-tron Industries, Inc. (94% owned)
            M-tron Industries, Ltd.
          Spinnaker Industries, Inc. (83% owned)
            Brown-Bridge Industries, Inc. (80.6% owned)
            Entoleter, Inc.
        Lynch International Exports, Inc.



B.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.



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

On March 1, 1994, Capital Communications Corporation, 49% owned by the Registrant, acquired certain assets associated with the operations of Station WOI-TV from Iowa State University. Station WOI is an ABC affiliate serving the Des Moines, Iowa market. The total cost of the transaction was $13.0 million. The transaction was accounted for as a purchase, and, accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair market value. Lynch is recording the results of Capital operations on an equity basis.
The operating results of the acquired companies are included in the consolidated statements of operations from their respective acquisition dates. The following combined proforma information shows the results of the Registrant's operations presented as though the purchases of Haviland, Brown-Bridge and Station WOI-TV had been made at the beginning of 1994.

                       Three Months Ended         Nine Months Ended
                         September 30               September 30
                       1995          1994         1995          1994
                                  (In thousands, except
                                         per share data)

Sales and Revenues        $ 81,546   $64,655        $228,208    $187,292
Operating Profit             4,763     4,238          13,075      10,868
Net Income                   1,293     1,058           3,574       2,207
Net Income per Share          0.92      0.79            2.54        1.67









D.   Inventories

Inventories are stated at the lower of cost or market value. At September 30, 1995, inventories were valued by three methods: specific identification - 67%, last-in, first-out (LIFO) - 27%, and first-in, first-out (FIFO) - 6%. At December 31, 1994, the respective percentages were 68%, 23%, and 9%.

                                                           In Thousands
                                                     9-30-95        12-31-94

   Raw materials and supplies                        $ 6,997         $ 5,560
   Work in process                                     9,488           7,745
   Finished goods                                      5,625           5,650
             TOTAL INVENTORIES                       $22,110         $18,955


E.   Indebtedness

Long-term debt consists of (all stated interest rates are weighted averages at September 30, 1995):

                                                         In Thousands
                                                     9-30-95   12-31-94
Rural Utilities Service and
  Rural Telephone Bank notes payable
  in equal quarterly installments through
  2023 at fixed interest rates (3.4%)                $27,775   $24,283
Bank credit facilities utilized by
  certain telephone and telephone
  holding companies at both fixed (9.5%)
  and variable (9.0%) interest rates                 23,871     24,158
Unsecured notes at fixed interest rates
  (10.0%) issued in connection with
  telephone company acquisitions                     16,178     16,266
Bank debt associated with Brown-Bridge
  at variable rates 10.0%:
  Revolving line of credit                           15,463     13,180
  Term loan                                           8,120      9,000
Other at variable and fixed interest rates            7,760      5,402
                                                     99,167     92,290
          Current Maturities                        (25,528)   (29,545)
                                                    $73,639    $62,745

These credit facilities are secured by property, plant and equipment, inventory, receivables and common stock of certain subsidiaries and contain certain covenants restricting distributions to the Registrant.

The Registrant, other than Spinnaker (see below) also maintains short-term lines of credit with banks which aggregate $36.1 million, of which $22.5 was available at September 30, 1995. These lines are secured by operating assets of the related subsidiaries and the common stock of The Morgan Group, Inc. The line of credit agreements expire in 1995 and 1996, are renewable annually, and are at interest rates of prime minus 1/4% to prime plus 1%. The weighted average interest rate at September 30, 1995 of outstanding borrowings under the lines was 8.9%. The Company had outstanding under these lines of credit standby letters of credit totaling approximately $6.6 million, securing various insurance obligations and customer advances. Several of the credit agreements contain covenants restricting distributions.

The subsidiaries of Spinnaker maintain revolving credit and/or letter of credit arrangements with combined maximum availability of $21.5 million. Credit availability under their revolving credit arrangements is subject to certain variables, such as the amount of inventory and receivables eligible to be included in the borrowing base. These arrangements are at interest rates of prime plus 1.25% to prime plus 2.5%. At September 30, 1995, the weighted average interest rate of outstanding borrowing under these arrangements was 10.0% and there was $3.2 million of available capacity.

In July 1986, the Registrant issued $23 million principal amount of 8% Convertible Subordinated Debentures. The Debentures were redeemable at the option of the Registrant, subject to certain restrictions, in whole or in part, at 108.0% of principal amount initially, declining annually to 100% on or after July 15, 1996.

Through September 21, 1994, the Registrant had either purchased on the open market or redeemed $11,165,000 of the original issuance. At that date, in accordance with the terms of the debenture indenture, the Registrant called for redemption of all the remaining debentures outstanding at 101.6% of their face amount plus accrued interest. The redemption was completed on October 24, 1994, and $10,195,000 of the debentures were redeemed and $1,640,000 were converted into 52,881 shares of the Registrant's Common Stock at $31 per share.



F.   Income Taxes

The income tax provision includes federal, as well as state and local taxes. The tax provisions for the three months ending September 30, 1995 and 1994 represent effective tax rates of 37.7% and 40.6%, respectively. The rates differ from the federal statutory rate principally due to the effect of state income taxes, amortization of goodwill, no provision required on the Registrant's gain in 1994 from the sale of certain securities and a valuation reserve provided on the benefit associated with the Registrant's equity in losses of Capital Communications Corporation.



G.   Capital Stock

In 1987 and 1992, the Board of Directors authorized the purchase of up to a total of 300,000 shares of Common Stock of the Registrant. These shares will be retained as treasury stock for future use as required. Through September 30, 1995, the Registrant had purchased 230,861 shares of Common Stock at an average price of $13.15.



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





I.   Subsequent Events

On October 4, 1995, Central Products Acquisition Corp., a wholly-owned subsidiary of Spinnaker Industries, Inc. acquired from Alco Standard Corporation, the assets and stock of Central Products Company. Central Products manufactures and markets a wide variety of carton sealing tapes and related equipment. The cost of the acquisition was $80.0 million. The transaction will be accounted for as a purchase, and, accordingly, the assets and liabilities will be recorded at their estimated fair market value. Central Products does not presently have audited financial statements. Unaudited revenues for the twelve months ended September 30, 1995 were approximately $120,000,000, and profitability is in line with industry standards. An Amendment to a Form 8-K, which was filed by the Registrant on October 19, 1995, will include certain historical and proforma financial information relative to the Registrant's acquisition of Central Products. The Amendment is currently being prepared and is expected to be filed by December 18, 1995.




Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


Sales and Revenues

Revenues for the third quarter of 1995 increased by $36.9 million, or 82%, from the third quarter of the prior year predominantly due to: $20.1 million in incremental revenues from the Brown-Bridge operation, which was acquired on September 19, 1994; $6.9 million in incremental revenues from Lynch Machinery due to production activity associated with the manufacture of several extra-large glass press machines (Note: In December 1994, Lynch Machinery adopted percentage-of- completion method of accounting for its long term contracts, which it had previously accounted for on a completed contract basis; 1994's results have been restated to reflect this change); and $5.9 million in incremental revenues from Morgan due to increased industry shipments of manufactured housing units and an increased market share at Morgan coupled with the acquisition of Transfer Drivers Inc. ("TDI") on May 22, 1995, which contributed $2.3 million in revenues to the third quarter.

For the nine months ended September 30, 1995, revenues increased by $107.8 million, or 89%, over the first three quarters of 1994. The same factors that contributed to the third quarter increase also resulted in the first nine months increase. Specifically, Brown-Bridge reported incremental revenues of $68.8 million, Lynch Machinery's revenues increased by $14.7 million and Morgan's revenues increased by $15.5 million.

On a prospective basis, the inclusion of the Central Products operation (see
Note I to the Interim Financial Statements) is expected to result in increased reported revenues by the Registrant in the fourth quarter of 1995 versus the respective prior year period.



Operating Profit

Operating profit for the third quarter of 1995 increased by $1.8 million, or 58% from the third quarter in the prior year. The contribution of the manufacturing segment increased by $2.4 million between the two periods, of which $1.3 million of this increase was due to manufacturing activity associated with the production of a series of extra-large glass presses at Lynch Machinery. During 1995, Lynch Machinery is expected to ship 10 extra-large presses of which 5 have been shipped through September 30,1995. Operating profit at M-tron increased by $0.6 million on a $2.7 million volume increase as a result of increased shipments to the customers in the wireless communications industries. Operating profit contribution from Spinnaker was $0.3 million, versus a $0.2 million loss in 1994. This increase was somewhat dampened by start-up costs associated with new product introductions at Brown-Bridge.

Operating profit from Lynch's multimedia segment for the quarter were down slightly ($0.1 million) from the previous year, as increased EBITDA ("earnings before interest, taxes, depreciation and amortization") of $0.3 million, predominately due to the acquisition of Haviland Telephone Company on September 26, 1994, was offset by higher depreciation at several telephone companies due to capital upgrade programs. Operating profit contribution of The Morgan Group was also down by $0.2 million in the third quarter due to higher claims cost for accidents and workers' compensation and a decline in certain higher margin recreational vehicle shipments. During the third quarter, the Registrant recorded a $0.6 million charge associated with the departing of an executive officer at the Corporate Office.

Operating profit grew by $6.0 million, or 81% in the first nine months of 1995 as compared to the same period in 1994. The manufacturing group's contribution increased by $6.1 million, $2.6 million of which resulted from the inclusion of Brown-Bridge and $2.5 million from an increase at Lynch Machinery. Morgan's operating profit grew by $0.4 million between the two periods due to the higher revenues. Multimedia's operating profit fell by $0.3 million from the first nine months of 1994 to the first nine months of 1995, as the inclusion of Haviland Telephone Company, acquired on September 26, 1994, was offset by higher depreciation expense at the other telephone operations.

On a prospective basis, the inclusion of the Central Products operation (see Footnote I to the Interim Financial Statements) is expected to result in increased reported operating profit by the Registrant in the fourth quarter of 1995 versus the respective prior year period.



Other Income (Expense), Net

Investment income in the third quarter of 1995 was $169,000 lower than the third quarter of the previous year due to lower net marketable securities gains and lower investments in securities generating current investment income.

On a year-to-date basis, investment income was higher than the prior year by $332,000 reflecting higher marketable securities gains in the first two quarters of the year, offset by a decrease in the mix of investments in higher yield securities and lower overall gross investment.

Interest expense in the third quarter of 1995 was $770,000 higher than the third quarter of the previous year predominantly due to $776,000 of interest expense associated with the acquisitions of Brown-Bridge and Haviland. Offsetting this increase was a $247,000 decrease in interest expense associated with the redemption and conversion on October 24, 1994 of $11.8 million of the Company's 8% Convertible Subordinated Debentures. These factors also contributed to the nine months increase of $2.4 million.

On a prospective basis, the inclusion of the Central Products operation (see Footnote I to the Interim Financial Statements) is expected to result in increased reported interest expense by the Registrant in the fourth quarter of 1995 versus the respective prior year period.





Tax Provision

The income tax provision includes federal, as well as state and local taxes. The tax provisions for the three months ending September 30, 1995 and 1994, represent effective tax rates of 37.7% and 40.6%, respectively. The rates differ from the federal statutory rate principally due to the effect of state income taxes, amortization of goodwill, no provision required on the Registrant's gain in 1994 from the sale of certain securities, and a valuation reserve provided on the benefit associated with the Registrant's equity in losses in Capital Communications Corporation (Station WOI-TV).



Net Income (Loss)

Net income for the three months ended September 30, 1995 was $1.3 million, or $0.92 per share, in comparison to net income for the three months ended September 30, 1994 of $571,000, or $0.43 per share. In the third quarter of 1994, the Registrant recorded an extraordinary (after-tax) loss of $264,000, or $0.20 per share, associated with the redemption of the Registrant's 8% Convertible Subordinated Debentures. The predominant factors that accounted for the improvement in both the third quarter and first nine months results were: the acquisition of Brown-Bridge; increased production activity at Lynch Machinery; higher interest expense in 1995, reduced amortization expense at Station WOI-TV and higher corporate expenses in 1995.



Backlog/New Orders

Total backlog of manufactured products at September 30, 1995 was $31.6 million ($14.6 million relates to Lynch Machinery), which represents a decrease from the backlog of $38.8 million at December 31, 1994. Since December 31, 1994, M-tron Industries backlog increased by $6.8 million to $10.4 million due to increased market demand by the industries that M-tron serves, primarily wireless communications. This increase was offset by production activity that reduced Lynch Machinery's backlog by $14.2 million.



Liquidity/Capital Resources

At September 30, 1995, the Registrant had $27.3 million in cash and short-term investments, which was $3.8 million lower than the $31.5 million reported at December 31, 1994. This was predominantly due to the acquisition of TDI, and capital spending and working capital requirements. Working capital at September 30, 1995 was $29.3 million as compared to $22.7 million at December 31, 1994. Factors that contributed to the increase in working capital were (1) the reclassification from short-term to long-term of an $11.5 million bank credit facility, previously due on April 15, 1995, which was extended on April 14, 1995, (2) increased percentage-of-completion receivables and inventory at Lynch Machinery due to increased production activity, and (3) seasonally higher receivables at The Morgan Group. The Registrant and consolidated subsidiaries had $25.7 million of unused credit facilities at September 30, 1995, $7.3 million of which relates to the Registrant. Total debt of the Registrant increased from $98.2 million at December 31, 1994 to $106.4 million at September 30, 1995.

Lynch Corporation and its subsidiaries maintain active acquisition programs and generally finance each acquisition with a significant component of debt. This acquisition debt traditionally contains restrictions on cash distributions to the parent company. Reference is made to the Form 8-K dated October 4, 1995 (See Item 6(b)), which is incorporated herein by reference, for a description of the financing of the Central Products Company acquisition and Registrant's commitments. Accordingly, alternative short-term and long-term financing arrangements are being pursued or considered at both the parent company and subsidiaries with respect to the Central Products acquisition and for future acquisitions.

Spinnaker Industries, Inc. has engaged an investment banking firm to assist it in exploring various financing alternatives in order to provide additional capital to repay $25 million in Subordinated Notes issued by Spinnaker to the Seller in the Central Products Company acquisition as described in the Form 8-K and for acquisitions, working capital and other corporate purposes. Spinnaker is actively pursuing financing alternatives and any such financing may involve the issuance of debt and substantial equity securities of Spinnaker. As of the date of this filing, Spinnaker has not entered into any definitive agreements or arrangement regarding the terms of any financing, and there can be no assurance that such financing will be available on terms satisfactory to Spinnaker.

See also Item 5 below with respect to the participation by subsidiaries of the Registrant in the Federal Communication Commission Auction of spectrum for personal communications services. Participation in the Auction and subsequent development of the spectrum could require a significant financial commitment and financing and materially impact future earnings of the Registrant.




PART II OTHER INFORMATION


Item 5. Other Information

        On November 6, 1995, the Registrant announced that a subsidiary had entered into a contract for the acquisition of Dunkirk & Fredonia Telephone Company and its subsidiaries, including Cassadaga Telephone Corporation, and Comantel, Inc. Closing of the transaction is subject to certain conditions including regulatory approvals. Dunkirk & Fredonia Telephone Co. serves approximately 10,700 access lines in western New York including the community of Fredonia, the Village of Cassadaga and the Hamlet of Stockton. Dunkirk & Fredonia also owns and operates other telecommunications businesses, including long distance resale and sales and servicing of telecommunications equipment and security operations.

        Subsidiaries of Registrant are limited partners with a 49.9% equity interest in five partnerships (the "Partnerships") which filed applications by November 6, 1995, with the Federal Communications Commission ("FCC") to bid in the FCC's C-Block ("Entrepreneurs') Auction on Basic Trading Area licenses for 30 MHZ of spectrum to be used for broadband personal communications services ("PCS"). Bidders are required to make up-front cash deposits with the FCC by November 27, 1995 for bidding purposes, the amount of which will
        (a) determine the maximum number of license POPs which the Partnerships can bid on and (b) be applied to down payments on any licenses won with the excess if any refunded. The Auction is scheduled to begin on December 11, 1995. FCC Rules provide for an installment payment plan for winning bidders in the Auction, pursuant to which winning bidders put up a down-payment equal to 10% of the cost of the licenses won, with interest only payments for six years and payments of principal and interest amortized over the remaining four years. Registrant's subsidiaries are also expected to enter into agreements to loan funds to the Partnerships for up-front deposits, down payments and installment interest payments on any licenses won, and certain other Partnership expenses. There can be no assurances that the Partnerships will win any PCS licenses or that if they do such licenses can be successfully developed.


Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits:

        27.  Financial Data Schedule


   (b)  Reports on Form 8-K



        (I) A Form 8-K dated October 4, 1995, which under Item 2 - Acquisition or Disposition of Assets reported the acquisition by a subsidiary of Registrant of the assets and stock of Central Products Company from Alco Standard was filed on October 19, 1995. The monthly guarantee fee to be paid by Spinnaker with respect to the Conversion Notes as described in the third sentence of the next to last paragraph in Item
             2 should be 0.5% rather than the .05% set forth. An amendment containing financial statements is expected to be filed by December 18, 1995.






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

November 11, 1995