Form 10-K
period 1995-12-31
LYNCH CORP
filed 1996-04-01
CIK 61004

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)
      / X /  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended   December 31, 1995     Commission file number  1-106
                         --------------------                           -------

                                       OR
      /   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                  to
                               ----------------    -----------------

                              LYNCH CORPORATION
- --------------------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)

              Indiana                                    38-1799862
- -------------------------------------       ------------------------------------
State of other jurisdiction of               (I.R.S Employer Identification No.)
incorporation or organization

8 Sound Shore Drive, Suite 290, Greenwich, CT                     06830
- ---------------------------------------------             ----------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code    (203) 629-3333
                                                   --------------------

Securities registered pursuant to Section 12(b) of the Act:
                                                         Name of each exchange
         Title of each class                             on which registered
         -------------------                             ---------------------
      Common Stock, No Par Value                         American Stock Exchange

Securities registered pursuant to section 12(g) of the Act:  None
                                                             ----

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----     ----

         Indicate by mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any
amendment to this Form 10-K. /   /

         The aggregate market value of voting stock held by non-affiliates of the Registrant (based upon the closing price of the Registrant's Common Stock on the American Stock Exchange on March 15, 1996 of $66 per share) was $68,254,000. (In determining this figure, the Registrant has assumed that all
of the Registrant's directors and officers are affiliates.   This assumption
shall not be deemed conclusive for any other purpose.)

         The number of outstanding shares of the Registrant's Common Stock was 1,390,464 as of March 15, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE:
Parts I, II, and IV:  Certain portions of the Annual Report of Shareholders for the year ended December 31, 1995.
Part III: Certain portions of the Proxy Statement for 1996 Annual Meeting of Shareholders to be held May 9, 1996.

                                     PART I


ITEM 1. BUSINESS


         The Registrant, Lynch Corporation ("Lynch"), incorporated in 1928 under the laws of the State of Indiana, is a diversified holding company with subsidiaries engaged in multimedia, services and manufacturing. Lynch's executive offices are located at 8 Sound Shore Drive, Greenwich, Connecticut 06830. Its telephone number is 203-629-3333. The company's business development strategy is to expand its existing operations through internal growth and acquisitions. For the year ended December 31, 1995, multimedia operations provided 7% of the Registrant's consolidated revenues; services operations provided 36% of the Registrant's consolidated revenues; and manufacturing operations provided 57% of the Registrant's consolidated revenues. As used herein, the Registrant includes subsidiary corporations.



I.  MULTIMEDIA


A.  TELECOMMUNICATIONS


         Operations.      The Registrant conducts its telecommunications
operations through subsidiary corporations. The telecommunications segment is expanding through the selective acquisition of local exchange telephone companies serving rural areas and by offering additional services to existing customers. Since 1989, Registrant has acquired seven telephone companies, five of which have indirect minority ownership of 2% to 20%, whose operations range in size from less than 500 to over 5,000 access lines. Total access lines are now approximately 15,600, 76% of which are served by digital switches.

         These subsidiaries' principal line of business is providing telecommunications services. These services fall into four major categories: local network, network access, long distance and other. Toll service to areas outside franchised telephone service territory is furnished through switched and special access connections with intrastate and interstate long distance networks.

         The Registrant owns minority interests in wireline cellular telephone service covering several Rural Service Areas ("RSA's") in New Mexico and North Dakota covering areas with a total population of 408,000, of which the Registrant's proportionate interest is 49,000. Operating results have been minimal to date.

         Inter-Community Telephone Company's participation in the Defense Com-mercial Telecommunications Network/Defense Switching Network (DCTN/DSN) was terminated effective February 28, 1996.

         The Company holds franchises, licenses and permits adequate for the conduct of its business in the territories which it serves.

         Future growth in telephone operations is expected to be derived from the acquisition of additional telephone companies, from providing service to new or presently unserved establishments, and from upgrading existing customers to higher grades of service. The following table summarizes certain information regarding the Company's telephone operations.

                                                     YEAR ENDED DECEMBER 31,
                                                     -----------------------
                                                  1995        1994        1993
                                                  ----       -----        ----
         Telephone Operations
         --------------------

Access lines* . . . . . . . . . . . . . . . . . 15,586      14,906      10,798

  % Residential . . . . . . . . . . . . . . . .    78%         79%         78%
  % Business (nonresidential) . . . . . . . . .    22%         21%         22%

Total revenues ($000's) . . . . . . . . . . . . 23,328      20,016      16,107

  % Local service . . . . . . . . . . . . . . .    13%         12%         12%
  % network access and long distance. . . . . .    70%         70%         70%
  % Other . . . . . . . . . . . . . . . . . . .    17%         18%         18%

- ------------
* An "access line" is a single or multi-party circuit between the customer's establishment and the central switching office.

         Telephone Acquisitions. The Registrant pursues an active program of acquiring operating telephone companies. Since January 1, 1989, Lynch has acquired 7 telephone companies serving a total of 13,650 access lines at the time of these acquisitions for an aggregate consideration totaling $81.7 million. Haviland Telephone Company, which serves 3,600 access lines and represents the most recent of these acquisitions, was completed on September 26, 1994 for an aggregate consideration of approximately $13 million. In January 1995, Inter-Community Telephone Company signed an agreement with US West Communications, Inc. to acquire approximately 1,400 access lines in North Dakota. In August 1995, J.B.N. Telephone signed an agreement with United Telephone Company of Eastern Kansas to acquire approximately 354 access lines in Kansas. Those agreements, which are subject to certain conditions including regulatory approvals, are expected to close in the first half of 1996.

         On November 4, 1995, subsidiaries of the Registrant entered into a contract to acquire the stock of privately owned Dunkirk & Fredonia Telephone Co. and its subsidiaries, Cassadaga Telephone Corporation and Comtel, Inc. (collectively "DFT") for $22 million. DFT serves approximately 10,700 access lines in western New York including the community of Fredonia where a campus of the state university is located, the Village of Cassadaga and the Hamlet of Stockton. DFT also owns and operates other telecommunications businesses including long distance resale and sales and servicing of telecommunications equipment. The closing under the contract is subject to certain conditions including regulatory approvals.

         The Registrant continually evaluates acquisition opportunities targeting domestic rural telephone companies with a dominant market position, good growth potential and predictable cash flow. In addition, Registrant seeks companies with excellent local management already in place who will remain active with their company. Telephone holding companies and others actively compete for the acquisition of telephone companies and such acquisitions are subject to the consent or approval of regulatory agencies in most states.
While management believes that it will be successful in making additional acquisitions, there can be no assurance that the Registrant will be able to negotiate additional acquisitions on terms acceptable to it or that regulatory approvals, where required, will be received.

         Regulatory Environment. Operating telephone companies are regulated by state regulatory agencies with respect to intrastate telephone services and the Federal Communications Commission ("FCC") with respect to its interstate telephone service.

         The Registrant's telephone subsidiaries participate in the National Exchange Carrier Association ("NECA") common line and traffic sensitive tariffs and participate in the access revenue pools administered by NECA for interstate services. Where applicable, the Company's subsidiaries also participate in similar pooling arrangements approved by state regulatory authorities for intra-state services. Such interstate and intrastate arrangements are intended to compensate local exchange carriers ("LEC's"), such as the Registrant's operating telephone companies, for the costs, including a fair rate of return, of facilities furnished in originating and terminating interstate and intrastate long distance services.

         In addition to access pool participation, certain of the Registrant's subsidiaries are compensated for their intrastate costs through billing and keeping access charge revenues (without participating in an access pool). The access charge revenues are developed based on intrastate access rates filed with the state regulatory agency. One of the Registrant's subsidiaries also receives intrastate compensation from billing and keeping intrastate toll (without participating in a toll pool).

         Various aspects of federal and state telephone regulation have in recent years been subject to re-examination and on-going modification. For example, the FCC is currently reviewing the structure of the Universal Service Fund mechanism as to whether it is effectively meeting its stated objectives and has proposed for comment various modifications thereto. In February 1996, Congress passed major telecommunications legislation (see below) intended, among other things, to introduce more competition in local telephone service by permitting long distance and cable television companies to provide local telephone service. In certain states, regulators have ordered the restructuring of local service areas to eliminate nearby long distance calls and substitute extended calling areas. In addition, a 1989 FCC decision provided for price cap regulation for certain interstate services. The price cap approach differs from traditional rate-of-return regulation by focusing primarily on the prices of communications services. The intention of price cap regulation is to focus on productivity and the approved plan for telephone operating companies. This allows for the sharing with its customers of profits achieved by increasing productivity. Alternatives to rate-of-return regulation have also been adopted or proposed in some states as well. Inter-Community Telephone Company is an example of one such subsidiary which has elected a price cap limitation on local exchange access charges. However, management does not believe that this agreement will have a material effect on the Registrant's results.

         In February 1996, the Telecommunications Act of 1996, which is the most substantial revision of communication law since the 1930's, became law. The Act is intended generally to allow telephone, cable, broadcast and other telecommunications providers to compete in each other's businesses, while loosening regulation of those businesses. Among other things, the Act (i) would allow major long distance telephone companies and cable television companies to provide local exchange telephone service; (ii) would allow new local telephone service providers to connect into existing local telephone exchange networks and purchase services at wholesale rates for resale; (iii) reaffirms a general commitment to universal service for high-cost, rural areas and authorizes state regulatory commissions to consider their status on certain competition issues; (iv) would allow the Regional Bell Operating Companies to offer long distance telephone service and enter the alarm services and electronic publishing businesses; (v) would remove rate regulation over non-basic cable service in three years; and (vi) would increase the number of television stations that can be owned by one party. The FCC will be promulgating new regulations covering these and related matters. Registrant cannot predict the effect of the new Act, but because its telecommunications and multimedia properties (other than its television stations interests) are primarily in high-cost, rural areas, Registrant expects competitive changes to be slower in coming.

         Competition. All of the Registrant's current telephone companies are currently monopoly providers in their respective area of local telephone exchange service and are protected from landline, facilities-based competition.
However, as a result of FCC and state agency regulatory and judicial decisions, competition has been introduced into certain areas of the toll network wherein certain providers are attempting to bypass local exchange facilities to connect directly with high-volume toll customers. For example, in June 1994 the Wisconsin Legislature passed a telecommunications bill intended to introduce more competition among providers of local services and reduce regulation. A substantial impact is yet to be seen on Registrant's telephone companies. The Registrant's subsidiaries do not expect bypass to pose a significant competitive threat due to a limited number of high-volume customers they serve. Regulatory authorities in certain states have taken steps to promote competition in local telephone exchange service, including in New York requiring certain companies to offer wholesale rates to resellers, and Congress in February 1996, passed legislation designed to introduce competition (see above). In addition, cellular radio or similar radio-based services could provide an alternative local telephone exchange service at some point in the future.



B.   Entertainment

STATION WHBF-TV -- Lynch Entertainment Corporation ("Lynch Entertainment I"), a wholly-owned subsidiary of Registrant, and Lombardo Communications, Inc., wholly-owned by Philip J. Lombardo, are the general partners of Coronet Communications Company ("Coronet"). Lynch Entertainment I has a 20% interest in Coronet and Lombardo Communications, Inc. has an 80% interest. Coronet owns a CBS-affiliated television station WHBF-TV serving Rock Island and Moline, Illinois and Davenport and Bettendorf, Iowa.

STATION WOI-TV -- On March 1, 1994, Capital Communications Corporation ("Capital"), a corporation which is 49%-owned by Lynch Entertainment Corporation II, acquired the assets of WOI-TV for $12.7 million. WOI-TV is an ABC affiliate and serves the Des Moines, Iowa market. Lombardo Communications, Inc. II, controlled by Philip J. Lombardo, has the remaining 51% interest in Capital.

         Operations. Revenues of a local television station depend to some extent upon its relationship with an affiliated network. In general, the affiliation contracts of WHBF-TV and WOI-TV with CBS and ABC, respectively, provide that the network will offer to the affiliated station the programs it generates, and the affiliated station will transmit a number of hours of network programming each month. The programs transmitted by the affiliated station generally include advertising originated by the network, for which the network is compensated by its advertisers.

         The affiliation contract provides that the network will pay to the affiliated station an amount which is determined by negotiation, based upon the market size and rating of the affiliated station. Typically, the affiliated station also makes available a certain number of hours each month for network transmission without compensation to the local station, and the network makes available to the affiliated station certain programs which will be broadcast without advertising, usually public information programs. Some network programs also include "slots" of time in which the local station is permitted to sell spot advertising for its own account. The affiliate is permitted to sell advertising spots preceding, following, and sometimes during network programs.

         A network affiliation is important to a local station because network programs, in general, have higher viewer ratings than non-network programs and help to establish a solid audience base and acceptance within the market for the local station. Because network programming often enhances a station's rating, a network-affiliated station is often able to charge higher prices for its own advertising time.

         In addition to revenues derived from broadcasting network programs, local television stations derive revenues from the sale of advertising time for spot advertisements, which vary from 10 seconds to 120 seconds in length, and from the sale of program sponsorship to national and local advertisers. Advertising contracts are generally short in duration and may be canceled upon two-weeks notice. WHBF-TV and WOI-TV are represented by a national firm for the sale of spot advertising to national customers, but have local sales personnel covering the service area in which each is located. National representatives are compensated by a commission based on net advertising revenues from national customers.

         Competition. WHBF-TV and WOI-TV compete for revenues with local television and radio stations, cable television, and other advertising media, such as newspapers, magazines, billboards and direct mail. Generally, television stations such as WHBF-TV and WOI-TV do not compete with stations in other markets.

         Other sources of competition include community antenna television ("CATV") systems, which carry television broadcast signals by wire or cable to subscribers who pay a fee for this service. CATV systems retransmit programming originated by broadcasters, as well as providing additional programming that is not originated on, or transmitted from, conventional broadcasting stations. In addition, some alternative media operators, such as multipoint distribution service owners provide, for a fee and on a subscription basis, programming that is not a part of regular television service.
Additional program services are provided by low-power television stations and direct broadcast satellites provide video services as well.

         Federal Regulation. Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended ("Communications Act"). The Communications Act, and/or the FCC's rules, among other things, (i) prohibit the assignment of a broadcast license or the transfer of control of a corporation holding a license without the prior approval of the FCC; (ii) prohibit the common ownership of a television station and an AM or FM radio station or daily newspaper in the same market, although AM-FM station combinations by itself are permitted; (iii) prohibit ownership of a CATV system and television station in the same market; (iv) restrict the total number of broadcast licenses which can be held by a single entity or individual or entity with attributable interests in the stations and prohibits such individuals and entities from operating or having attributable interests in most types of stations in the same service area (loosened by the recently passed Federal telecommunications bill); and (v) prohibit a corporation from holding an FCC license if any of its officers or directors are aliens or if more than one-fifth of its capital stock is owned of record or voted by aliens or their representatives or by a foreign government or representative thereof,
or by any corporation organized under the laws of a foreign country.   See
Regulatory Environment under A. above for a description of certain provisions of the Telecommunications Act of 1996. In calculating media ownership interests, Registrant's interests may be aggregated under certain circumstances with certain other interests of Mr. Mario J. Gabelli, Chairman and Chief Executive Officer of the Registrant, and certain of his affiliates.

         Television licenses are issued for terms of five years and are renewable for terms of five years. The current licenses for WHBF-TV and WOI-TV expire on December 1, 1997 and February 1, 1998, respectively.

         On December 1, 1995, Clear Video LLC, a 60% owned subsidiary of Registrant acquired 23 cable television systems in northeast Kansas serving approximately 4,500 subscribers for $5.2 million. Certain of the systems cluster with local telephone exchanges owned by J.B.N. Telephone. Registrant also owns a small cable system in Kansas.

         Registrant also has the right to market direct broadcasting TV services via satellite to approximately 10,000 households in New Mexico and Wisconsin and had approximately 865 customers at December 31, 1995. Operating results have not been material to date.

C.   Personal Communications Services ("PCS").

         Subsidiaries of the Registrant are limited partners with a 49.9% equity interest in five partnerships (the "Partnerships") which filed applications on November 6, 1995, with the Federal Communications Commission ("FCC") to bid in the FCC's C-Block ("Entrepreneurs") Auction on Basic Trading Area licenses for 30 MHZ of spectrum to be used for broadband wireless personal communications services ("PCS") and made up-front cash deposits of approximately $7.6 million with the FCC which qualifies the Partnership to bid on up to 17 million POPs. The Auction began on December 11, 1995 and is continuing. FCC Rules provide for an installment payment plan for winning bidders in the Auction, pursuant to which winning bidders put up a down-payment equal to 10% of the cost of the licenses won, with interest only payments for six years and payment of principal and interest amortized over the remaining four years. Registrant's subsidiaries entered into agreements to loan funds to the Partnerships for up-front deposits, down payments and installments interest payments on any licenses won, and certain other Partnership expenses. The aggregate amount of such loans could be as high as $41.8 million, over approximately seven years with respect to licenses won. The FCC has imposed build out requirements that would require the licensee to provide adequate service to at least one-third of the population in the licensed area within five years and two-thirds within ten years. There can be no assurances that the Partnerships will win any PCS licenses or that if they do such licenses can be successfully developed.


II.  SERVICES

A.  THE MORGAN GROUP, INC.

         The Morgan Group Inc. ("Morgan") is the Registrant's only service subsidiary. On July 22, 1993, Morgan completed an initial public offering ("IPO") of 1,100,000 shares of its Class A common Stock, $.015 par value, at $9.00 per share. As a result of this offering, Lynch's equity ownership in Morgan was reduced from 90% to 47%, represented by its ownership of 1,200,000 shares of Class B common stock. In December 1995, Lynch acquired from Morgan 150,000 shares of Class A common stock (plus $1.3 million in cash plus accrued dividends) in exchange for its 1,493,942 shares of Series A Preferred Stock of Morgan. Lynch's equity ownership in Morgan is approximately 49.5%. Because the Class B common stock is entitled to two votes per share, its voting interest in Morgan is approximately 65% and, therefore, Lynch continues to consolidate Morgan's results in its financial statements. Morgan Class A common stock is listed on the American Stock Exchange under the symbol "MG."

         Morgan is the leading provider of outsourcing transportation services to the manufactured housing and recreational vehicle ("RV") and commercial truck industries in the United States and has been operating since 1936. Morgan provides outsourcing transportation services through a national network of approximately 1,480 independent owner-operators and 1,475 drive-away drivers. Morgan dispatches its drivers from 109 offices located in 38 states. Morgan's largest customers include Cavalier Homes, Inc., Champion Enterprises, Inc., Fleetwood Enterprises, Inc., Ryder Systems, Schult Homes, Oakwood Homes Corporation, Redman Homes, Skyline Corporation, Thor Industries, and Winnebago Industries, Inc. Morgan's services also include transporting other products, including commercial vehicles and office trailers. In May 1995, Morgan acquired the assets of Transfer Drivers, Inc. ("TDI"), which focuses on relocating rental equipment for companies such as Ryder Systems, Budget Rentals and Penske Truck Leasing and also delivery of new equipment from manufacturers including Utilimaster, Grumman Alson and Bluebird Bus. TDI, which has over 325 drivers, had revenues of $5.3 million in 1995. As of December 31, 1995, Morgan's owned transportation equipment included 18 tractors, 74 drop deck trailers, 20 car carrier trailers, 33 tent camper trailers, and 133 lowboy and miscellaneous trailers.

         Morgan also provides certain insurance and financing services to its owner-operators. Morgan currently provides physical damage insurance and certain other insurance protection to the owners of equipment under lease to the Company through a captive insurance subsidiary. In addition, Morgan provides financing and certain guarantees of equipment loans through its finance subsidiary.

         Industry Information. Morgan's business is substantially dependent upon the manufactured housing and recreational vehicle industries. Both of these industries are subject to broad production cycles. The manufactured housing industry continued to experience growth during 1995, while the recreational vehicle industry was down in 1995.

         Growth Strategy. Morgan's strategy is to improve the efficiency of its core transportation services and expand its overall service capacity, possibly through acquisitions if suitable opportunities arise. Morgan also plans to evaluate and may pursue opportunities to expand its services to owner-operators, customers and dealers in areas related to its core business.

         Morgan has been improving its operating efficiency by automating most of its dispatching functions and expanding its transportation capacity by purchasing additional transportation equipment. These improvements are expected to place Morgan in a better position to meet its customers' requirements.

         Morgan is continuously reviewing and negotiating potential acquisitions. There can be no assurance that any future acquisitions will be effected or, if effected, that they can be successfully integrated with Morgan's business.

         Customers and Marketing. Morgan's ten largest customers accounted for approximately 60% of its revenues in the previous three years.

         Competition. All of Morgan's activities are highly competitive. In addition to fleets operated by manufacturers, Morgan competes with several large national interstate carriers and numerous small regional or local interstate and intrastate carriers. Morgan's principal competitors in the manufactured housing and RV marketplaces are privately owned. In the commercial transport market, Morgan competes with large national interstate carriers, many of whom have substantially greater resources than Morgan.
Morgan also competes for certain services with railroad carriers. No assurance can be given that Morgan will be able to maintain its competitive position in the future.

         Competition among carriers is based on the rate charged for services, quality of service, financial strength, insurance coverage and the geographic scope of the carrier's authority and operational structure. The availability of tractor equipment and the possession of appropriate registration approvals permitting shipments between points required by the customer may also be influential.

         Selected Operating Information. The following tables set forth certain operating information for each of the five years ended December 31, 1995.

                                                             Years Ended December 31
                                          1991          1992           1993           1994           1995
                                          ----          ----           ----           ----           ----
                                                          (Revenues in thousands)
MANUFACTURED HOUSING GROUP:

 Shipments . . . . . . .                81,330        80,587         95,184        121,604        135,750
 Revenues. . . .                      $ 30,586      $ 32,324       $ 39,930       $ 53,520       $ 63,353


DRIVER OUTSOURCING:
 Shipments . . . . . . .                22,601        23,636         30,978         32,060         49,885
 Revenues. . . . . . . .              $  6,701       $ 8,055       $ 13,416       $ 15,197        $19,842

SPECIALIZED TRANSPORT:

 Shipments . . . . . . .                30,953        39,706         38,618         41,934         44,406
 Revenues  . . . . . . .              $ 17,883      $ 24,016       $ 25,835       $ 28,246       $ 29,494

OTHER SERVICE REVENUES                $  3,437      $  2,722       $  3,612       $  4,917       $  9,614
                                      --------      --------       --------       --------       --------
Total operating
  revenues . . . . . . .              $ 58,607      $ 67,116       $ 82,793       $101,880       $122,303
                                      ========      ========       ========       ========       ========

INDUSTRY PARTICIPATION. The following tables set forth participation in the two principal industries the company operates in where industry information is available:

                                          1991           1992           1993           1994           1995
                                          ----           ----           ----           ----           ----
MANUFACTURED HOMES:
 Industry production(1). .             250,376        309,457        374,126        451,646        505,819
 Shipments                              55,656         60,381         76,188         98,181        114,890
 Shares of units shipped                  22.2           19.5           20.4           21.7           22.7

RECREATIONAL VEHICLES:
 Industry productions(2)               280,600        369,200        406,300        426,100        380,300
 Units moved(3)                         46,528         62,012         71,792         67,502         64,303
 Shares of units shipped(3)               16.6           16.8           17.7           15.8           16.9


         Risk Management, Safety and Insurance. The risk of substantial losses arising from traffic accidents is inherent in any transportation business. Morgan carries insurance to cover such losses up to $15 million per occurrence with a deductible of up to $250,000 per occurrence for personal injury and property damage. The frequency and severity of claims under the Company's liability insurance affect the cost, and potentially the availability, of such insurance. If Morgan is required to pay substantially greater insurance premiums, or incurs substantial losses above $15 million or substantial losses below its $250,000 deductible, its results of operations can be materially adversely affected. There can be no assurance that Morgan can continue to maintain its present insurance coverage on acceptable terms.

         Interstate Indemnity Company ("Interstate"), a wholly-owned insurance subsidiary of the Company, makes available physical damage insurance coverage for the Company's owner-operators. Interstate also writes performance surety bonds for Morgan Drive Away, Inc.

         Regulation. Morgan's interstate operations are subject to regulation by the Interstate Commerce Commission ("I.C.C.") or its successor and the United States Department of Transportation ("D.O.T."). Effective August 26, 1994, essentially all motor common carriers were no longer required to file individually determined rates, classifications, rules or practices with the I.C.C. Effective January 1,1995, the economic regulation of certain intrastate operations by various state agencies was preempted by federal law. The states will continue to have jurisdiction primarily to insure that carriers providing intrastate transportation services maintain required insurance coverage, comply with all applicable safety regulations, and conform to regulations governing size and weight of shipments on state highways. Most states have adopted D.O.T. safety regulations and conform to regulations governing size and weight of shipments on state highways, and actively enforce them in conjunction with D.O.T. personnel.





- --------------------


         (1)  Based on reports of Manufactured Housing Institute
              ("MHI"). To calculate shares of homes shipped, Morgan assumes two unit shipments for each multi-section home.

         (2) Based on reports of Recreational Vehicle Industry Association ("RVIA"), excluding van campers, truck campers, pick-up truck conversions, and sport utility vehicles conversion. RVIA began reporting truck and sport utility vehicle conversions in their industry shipment data in 1994.

         (3) Shares of units shipped calculation includes travel trailers, two types of motor homes, van conversion, and tent campers and truck conversion in 1994 and 1995. Morgan's share of units shipped are based on units moved compared to industry production rather than shipments because certain RV shipments include more than one unit per move.

         Carriers normally are required to obtain authority from the I.C.C. or its successor as well as various state agencies. Morgan is approved to provide transportation from, to, and between all points in the continental United States.

         Morgan provides contract and non-contract transportation services to the shipping public pursuant to governing rates and charges maintained at its corporate and various dispatching offices. A contract carrier provides transportation services pursuant to a written contract designed to meet a customer's specific shipping needs or by dedicating equipment exclusively to a given customer for the movement of a series of shipments during a specified period of time.

         Federal regulations govern not only operating authority and registration, but also such matters as the content of agreements with owner-operators, required procedures for processing of cargo loss and damage claims, and financial reporting. Morgan believes that it is in substantial compliance with all material regulations applicable to its operations.

         The D.O.T. regulates safety matters with respect to the interstate operations of Morgan. Among other things, the D.O.T. regulates commercial driver qualifications and licensing; sets minimum levels of carrier liability insurance; requires carriers to enforce limitations on drivers' hours of service; prescribes parts, accessories and maintenance procedures for safe operation of freight vehicles; establishes noise emission and employee health and safety standards for commercial motor vehicle operators; and utilizes audits, roadside inspections and other enforcement procedures to monitor compliance with all such regulations. Recently, the D.O.T. has established regulations which mandate random, periodic, pre-employment, post-accident and reasonable cause drug testing for commercial drivers. The D.O.T. has also established similar regulations for alcohol testing. Morgan believes that it is in substantial compliance with all material D.O.T. requirements applicable to its operations.

         From time to time, tax authorities have sought to assert that owner operators in the trucking industry are employees, rather than independent contractors. No such tax claim has been successfully made with respect to Morgan. Under existing industry practice and interpretations of federal and state tax laws, as well as Morgan's current method of operation, Morgan, based on the advise of counsel, maintains that its owner operators are not employees. Whether an owner operator is an independent contractor or employee is, however, generally a fact-sensitive determination and the laws and their interpretations can vary from state to state. There can be no assurance that tax authorities will not successfully challenge this position, or that such tax laws or interpretations thereof will not change. If the owner operators were determined to be employees, such determination could materially increase Morgan's employment tax and workers' compensation exposure.

         Interstate, Morgan's insurance subsidiary, is a captive insurance company incorporated under Vermont law. It is required to report annually to the Vermont Department of Banking, Insurance & Securities and must submit to an examination by this Department on a triennial basis. Vermont regulations require Interstate to be audited annually and to have its loss reserves certified by an approved actuary. Morgan believes Interstate is in substantial compliance with Vermont insurance regulations.


III.   MANUFACTURING

A.  Spinnaker Industries, Inc. ("Spinnaker")

         Spinnaker's common stock is traded in the over-the-counter market under the symbol "SPNI" and is listed in the National Association of Securities Dealers Automated Quotations System (NASDAQ). Registrant owns 2,259,063 shares of Spinnaker common stock, 83.17% of the outstanding. In June 1994, Spinnaker entered into an agreement with Boyle, Fleming, George & Co., Inc. ("BF"), for BF to provide operating and strategic management to Spinnaker. In addition to a management fee, BF received a warrant to purchase 678,945 shares of Spinnaker common stock (20%) at a price of $2.67 per share (adjusted for the 3 for 2 stock splits in December 1994 and December 1995). BF may, on the occurance of an equity offering by Spinnaker, also receive warrants to acquire additional Spinnaker shares.

         Spinnaker is a diversified manufacturing company with three subsidiaries: Brown-Bridge Industries, Inc.("Brown-Bridge"), 80.1% owned, acquired in September 1994, Central Products Company ("Central Products"), wholly-owned, acquired in October 1995 and Entoleter, Inc. ("Entoleter"), wholly-owned, which it has owned since Registrant acquired Spinnaker in 1987. Brown-Bridge is in the adhesive-coated paper industry. Central Products manufactures carton sealing tape. Entoleter manufactures size reduction, recycling and pollution control equipment.

BROWN-BRIDGE INDUSTRIES, INC.

         In September 1994, Brown-Bridge acquired the assets of Kimberly Clark Corporation's Brown-Bridge operation and assumed certain liabilities at a cost of approximately $36 million. Brown-Bridge develops, manufactures, and markets adhesive coated paper that is converted by printers and industrial users into products used for marking, identifying, promoting, labeling, and decorating applications. End uses include consumer product labeling, electronic data processing (EDP) identification, pharmaceutical and food marking, and postage stamp paper.

         Markets and Customers. Brown-Bridge competes in the $3.5 billion adhesive coated paper and film market, where it offers a full line of adhesive backed paper products that are pressure, heat and water sensitive. Although this market is dominated principally by two suppliers (see "Competition"), Brown-Bridge markets and sells its product nationally. Brown-Bridge principally sells products to printers, converters and paper merchants.

         Brown-Bridge generally markets its products through its own sales representatives to regional and national printers, converters and merchants. The majority of sales represent product sold and shipped from Brown-Bridge's facilities in Troy, Ohio. However, Brown-Bridge also contracts with seven regional processors throughout the United States, with whom Brown-Bridge stores the product until sold. Generally, these processors perform both slitting and distribution services for Brown-Bridge.

         Brown-Bridge's business is not dependent upon a single customer and the loss of any one customer would not have a material adverse effect on the business of Brown-Bridge. However, the top 25 customers account for approximately 50% of Brown-Bridge's total revenues.

         Products: Pressure Sensitive. Pressure sensitive products, which are activated by the application of pressure, are manufactured with a three element construction consisting of face stock, adhesive coating, and silicone coated release liner. The adhesive product is sold in roll or sheet form for further conversion into products used primarily for marking, identification and promotional labeling. Brown-Bridge sells its pressure sensitive product line primarily to the graphic arts segment. Pressure sensitive products are sold under the trade names Strip Tac and Strip Tac Plus. Pressure sensitive products accounted for approximately $82,880,000 (61%) of Spinnaker's consolidated net sales during 1995.

                 Rolls. Roll pressure sensitive products are generally sold to label printers that produce products used primarily for informational labels (shipping labels, price labels, warning labels, etc.), product identification and postage stamps. A distinct product segment is EDP end use. These computer-generated labels are usually produced as part of forms set for mailing, shipping, inventory control labels or other similar applications. This product line includes a variety of face stocks, several hot melt and emulsion adhesives (permanent, removable and speciality), and in-house coated silicone release liner.

                 Sheets. Sheet pressure sensitive products are sold to commercial sheet printers, who provide information labels and other products, such as bumper stickers. This product line consists of a variety of face stocks and several permanent, removable and speciality emulsion process adhesive.

         Heat Sensitive. Heat sensitive products, which are activated by the application of heat, are manufactured by coating a face stock with either a hot melt coating or an emulsion process adhesive. The heat sensitive product line is sold primarily for labeling end uses. Adhesives are either instantaneous or delayed action to allow label repositioning. Heat sensitive uses include labels for pharmaceutical bottles, meat and cheese packages, supermarket scales, cassettes and bakery packages. The adhesive coated product is sold in roll or sheet form for further conversion. Brown-Bridge offers a full line of hot melt, delayed action products and a limited line of emulsion and wax-based instantaneous products. Heat sensitive products are sold under the trade name Heat Seal.

         Water Sensitive. Water sensitive products, which are activated by the application of water, include a broad range of paper and cloth materials, coated with a variety of adhesives. There are two distinct water sensitive adhesives, known as conventional and dry gum, that are produced with different coating processes. The adhesive coated products are sold in roll or sheet form for further conversion to postage and promotional stamps, container labels, inventory control labels, shipping labels and splicing, binding, and stripping tapes. The water sensitive line is sold under the trade name Pancake and consists of three product groups: dry process, conventional gummed, and industrial.

                 Dry Process - Dry process is sold primarily for label and business forms uses. Dry process is sold in sheet form primarily to fine paper merchants for resale to commercial printers who, in turn, resell printed labels for a variety of uses such as carton labels. Dry process is also sold for use in roll form to manufactures of imprinting machines or to the distributors of machine rolls. Brown-Bridge offers dry process stock for both label and business forms applications, including laser printer compatible products.

                 Conventional Gum - Conventional gum products serve many of the same end uses for hand applied labels as dry process stock. A major portion of these products is sold for governmental postage and promotional stamp uses. These large volume pieces of business are awarded on a bid basis. Brown-Bridge is one of the largest manufacturers of postage stamp paper. Products are distributed either through fine paper merchants or directly to printers. Brown-Bridge products are available for both stamp and label applications.

                 Industrial - This product line consists of products sold in several small industry niches: acid-free electrical grades, binding and stripping tapes, cloth and splicing tapes, veneer tapes, and other craft and speciality items.

         Manufacturing: Facilities. Brown-Bridge owns two manufacturing facilities in Troy, Ohio, where it mixes and coats paper stock with adhesives to produce water sensitive, heat sensitive and pressure sensitive roll and sheet products. In addition, in order to service roll pressure sensitive regional markets, Brown-Bridge has contracts with seven regional slitters/distributors in Los Angeles, Dallas, Atlanta, High Point (NC), Boston, and Chicago. These locations typically consist of warehouse space and one or more slitting machines owned by the regional slitter/distributor. Brown-Bridge stores products in these regional locations, until sold or processed by such slitter/distributors.

         Raw Materials. Brown-Bridge uses a wide array of raw materials to produce its products, including paper stock, silicone and adhesives. These materials are procured from numerous suppliers in the United States and Canada and, while temporary shortages may occur occasionally, these items are currently readily available.

         Manufacturing Improvements. Although the Company believes that Brown-Bridge products have a good reputation for quality within the marketplace, Brown-Bridge is continuing an intensive company-wide effort to improve manufacturing and administrative efficiency and product quality. Brown-Bridge management has specifically identified the reduction of scrap and defective products, the improvement of product quality and cycle time, and the reduction of working capital requirements as goals to be addressed in this effort.


         Competition, Pricing and Costs. The adhesive coated products industry is highly competitive and Brown-Bridge competes with both national and regional suppliers. A majority of the adhesive coated products market is held by two market leaders, Avery Dennison and Bemis. Competition for many of Brown-Bridges products is based primarily on quality, supplier response time and price.

         Industry leaders have historically set general product price levels that influence prices established by mid-sized suppliers such as Brown-Bridge. Brown-Bridge has experienced some flexibility in pricing its products, consistent with general industry-wide price levels, while simultaneously allowing it to maintain its product margins.

         Raw materials are the most significant cost components for producers of adhesive backed products: the three most important raw material costs being face stock (paper substrate), adhesives and silicone.


         Environmental. Brown-Bridge believes that it operates in compliance with current applicable federal, state and local environmental regulations.

         Air. Brown-Bridge operates air contaminant sources at both Troy plants. These sources consist of coaters and boilers, all of which are permitted or registered in compliance with Ohio law. Brown-Bridge continues to monitor anticipated changes in federal and state environmental regulations and intends to comply with such regulations following their approval. To date, Brown-Bridge has complied with all preliminary requirements. The nature of Brown-Bridge's coating operations necessitates the emission of a minimal number of air pollutants that the Environmental Protection Agency has targeted for nationwide reduction through voluntary and/or regulatory programs.
Brown-Bridge has voluntarily reduced its use of most of the chemicals and continues to search for effective substitutes for the others.

         Wastewater. Brown-Bridge generates sanitary and process wastewater at both of its plants in Troy, Ohio. Both plants discharge sanitary and process wastewater to the City of Troy's publicly owned treatment works and are in compliance with the city's discharge requirements. Additionally, Plant 1 discharges non-contact cooling water and storm water directly to the Great Miami River pursuant to a National Pollutant Discharge Elimination System permit.

         Solid and Hazardous Waste. Brown-Bridge generates hazardous waste and nonhazardous solid waste at both plants. Both waste streams are transported by licensed haulers and properly disposed of at facilities permitted to manage said waste streams.

         Superfund Involvement. Liability for Brown-Bridge's past off-site disposal practices has been retained by Kimberly-Clark Corporation as provided in the acquisition agreement, pursuant to which the Brown-Bridge unit was acquired.

         Employees. As of December 31, 1995, Brown-Bridge employed approximately

371 persons. Brown-Bridge's employees are not covered by a collective bargaining agreement.


CENTRAL PRODUCTS COMPANY

         In October 1995, Central Products Company ("Central") acquired the stock and assets of Alco Standard Corporation's Central Products operation for approximately $80 million. Central is the second largest U.S. carton sealing tape manufacturer. Central manufactures water activated tape (also known as "gummed" tape) and pressure sensitive tape. Central offers three types of gummed tape: paper tape, reinforced tape and box tape, and pressure sensitive tape with all three primary adhesive technologies: acrylic, hot melt and natural rubber. Central believes it is the only U.S. supplier to manufacture both gummed tape and pressure sensitive tape, and the only company to produce all three pressure sensitive adhesive technologies. Central also offers tape dispensers and tape application equipment manufactured by unaffiliated companies.


         Markets and Customers. Carton sealing tape is used in a broad array of industrial and consumer applications, including the packaging of goods for shipment by manufacturing or distribution companies. Tape competes with other methods for sealing cartons, such as staples, metal or plastic strapping, and hot-melt glues and cold glues. Tape can provide significant advantages to certain end users over other forms of closure in terms of cost, speed, efficiency and security; however, certain industry segments lend themselves to competing technologies.

         Over the last several years, pressure sensitive tape has grown rapidly at the expense of water activated tape and non-tape applications such as glue, for carton sealing applications. This has occurred primarily due to advances in performance, strength and versatility, and decreasing prices for pressure sensitive products resulting from increased capacity in the industry. However, pressure sensitive tape does not perform as effectively as water activated tape in certain applications, such as recycled corrugated cartons which are increasing due to environmental concerns. Environmental issues also have benefited the water activated tape segment due to the perception that paper-backed tape is more environmentally-friendly than film-backed tape. Additionally, new and improved equipment for the dispensing and the application of water activated tape is being developed which should make water activated tape more competitive with pressure sensitive tape.

         Central's sales strategy emphasizes supplying a full line of both water activated and pressure sensitive tape products. It is the only company in the industry that is capable of providing its customers with "one stop shopping" for their carton sealing tape requirements. Central sells its products primarily to paper distributors, who then resell the products to the final customer. Central possesses a widely diversified customer base, with no single customer accounting for more than 10% of the Company's total sales and only 5% of total sales to the non-U.S. market.


         Water Activated Tapes (Also known as Gummed Tapes). Water activated tape is generally manufactured through the application of a thin layer of water activated adhesive to gumming kraft paper. It is available in light, medium and heavy grades of either non-reinforced tape with one layer of kraft, or reinforced tape with two layers of kraft that sandwich glass fibers.

                 Paper Tape. Paper tape is utilized for less challenging applications such as light loads, retail carry-out and unitized pallets. Paper tape utilizes a consistent and dependable adhesive applied to high tensile strength kraft paper.

                 Reinforced Tape. Reinforced tape is the strongest and most widely used water activated tape. It adds an extra measure of strength for applications where durability and reliability are required, such as in two strip carton sealing and non-unitized load.

                 Box Tape. Box tape is designed specifically for taping the manufacturer's joint on corrugated cartons. It is similar in construction to reinforced tape and is reliable, bonds quickly and is recyclable.


         Pressure Sensitive Tapes. Pressure sensitive tape is manufactured primarily through the coating of plastic film with a thin layer of acrylic, hot melt or natural rubber adhesive. Pressure sensitive carton sealing tape generally varies from 1.75 to 3 inches in width and from 1.7 to 3.0 mils (one mil = .001 inches) in thickness. The adhesive is applied to various grades of high-quality, low-stretch polypropylene film for use in all applications as well as PVC and polyester films which are used for certain applications.

                 Acrylic Adhesive Pressure Sensitive Tape. Acrylic technology is the least complex of those used to manufacture pressure sensitive adhesives and produces tapes with excellent clarity, non-yellowing properties, good temperature resistance and low application cost.

                 Hot Melt Adhesive Pressure Sensitive Tape. Hot melt adhesive technology produces tape with an aggressive bond that can seal more cartons in less time, making it the most widely used pressure sensitive tape.

                 Natural Rubber Adhesive Pressure Sensitive Tape. Due to its very strong bonding properties, natural rubber is better suited than other pressure sensitive tapes for more challenging carton sealing applications such as over-filled cartons, cartons exposed to varying temperatures and dusty cartons. Natural rubber tape possesses a firm unwind characteristic which makes it excellent for manual applications. Central is the only manufacturer of natural rubber adhesive tape in the U.S.


         Equipment/Specialty and Converter Products. Central supplies tape dispensing equipment manufactured by other companies. It currently offers two types of table top dispensers for water activated tape--a manual dispenser and a more expensive electric dispenser. Central also offers a broad line of carton sealing equipment for pressures sensitive tape which ranges from hand held dispensers to automated random sizing equipment.

         To supplement its product offerings, Central also offers specialty tapes for other applications including kraftback pressure sensitive tape, filament tape, masking tape, duct tape and strapping tape, manufactured by other companies. The converter group also develops new non-tape products including an overlaminating film used as a protective barrier over paper labels.

         Central offers printed tapes in both its water activated tape and pressure sensitive tape lines. Customers see printed tape as a means of inexpensive advertising.


         Manufacturing Facilities. Central currently manufactures tape products at two locations. Water activated tape is manufactured in Menasha, Wisconsin and pressure sensitive tape is manufactured in Brighton, Colorado. Central also maintains three distribution centers across the U.S. to ensure fast and reliable service to its customers.


         Competition. The Company competes with other manufacturers of carton sealing tape products as well as manufacturers of alternative carton closure products. Competition in the carton sealing market is based primarily on price and quality, although other factors may enhance a company's competitive position, including product performance characteristics, technical support, product literature and customer support. There are a wide range of participants in the carton sealing industry, including large diversified corporations (principally in pressure sensitive tape) and small private companies (principally in water activated tape). 3M Company is the largest manufacturer of carton sealing tape in the United States.


         Raw Materials. Raw materials are the most significant cost component of carton sealing tape products. The material component accounts for 65% to 70% of the total cost, with the most important raw materials being paper (gumming kraft), polypropylene resin, amorphous polypropylene laminate, fiberglass, and adhesive materials. While prices of these materials vary, Central has not experienced any difficulties in obtaining the materials because they are available from multiple sources.


         Environmental. Central Products believes that both its Menasha, WI and Brighton, CO manufacturing facilities operate in compliance with current applicable federal, state, and local environmental laws, regulations and ordinances.

                 Water Activated Tape. The Menasha production operation has a series of coaters and laminators for applying either water-based or hot melt coatings. Further, there exist steam boilers, boilers for heating fluid and several water-based printing presses. All of the above sources are exempt from obtaining air emission point source permits.

                 Wastewater discharged from the Menasha facility is a combination of wash-down water from operations, non-contact cooling water and domestic wastewater. Except for a portion of the sanitary water, all wastewater is discharged to the Neenah-Menasha Sewerage Commission with no pretreatment necessary.

                 The water activated tape plant is currently classified as a small quantity generator of hazardous waste, though during 1996 this site will likely be reclassified as a conditionally-exempt small quantity generator. Waste streams are transported by licensed haulers and disposed of at facilities permitted to manage said waste streams.

                 Pressure Sensitive Tape. The Brighton production operation is covered under a Bubble Construction Permit covering the entire facility. The permit covers all storage/mix tanks, several coating lines, the film extrusion process, natural gas fired boilers, and fugitive emissions. During the past five years, Central has voluntarily reduced solvent emissions by more than 70%. Due to this significant reduction in hazardous air pollutants, the operation has evolved from a major source to a synthetic minor.

                 Wastewater in Brighton is generated from the film production process, several cooling towers and other plant processes. The wastewater is discharged to the City of Brighton publicly-owned treatment works and no current compliance issues have been identified.

                 The pressure sensitive tape plant is currently classified as a large quantity hazardous waste generator. The various waste streams are transported by licensed haulers and disposed of at facilities permitted to manage said waste streams. A significant portion of the solid waste from the operation is sold as by-products and are reclaimed offsite by other manufacturers.

                 Liability for Central's past off-site disposal practices and involvement with any Superfund sites has been retained by Alco Standard as provided in the acquisition agreement, pursuant to which Central was acquired.


         Employees. Central employed approximately 680 employees at December 31, 1995. The Company has a labor agreement at the Menasha Plant with the United Paperworkers International Union AFL-CIO, which expires in 1998. The Brighton plant is non-union. Central believes it has good relations with its employees.



ENTOLETER, INC.

         Entoleter engineers, manufactures and markets a vertically integrated line of size reduction equipment complemented by a line of pollution control equipment. Entoleter's products primarily consist of: (a) Centrimil Milling Equipment for particle size reduction; (b) Central granulators for the plastics molding industry and precision cutters for the film and non-woven industry; and
(c) Centrifield Scrubbers for the removal of impurities from air, gases and liquids and for heat recovery, gas absorption, and other mass transfer functions. The Centrimil product line offers centrifugal impact mills that utilize a wide range of free flowing materials. Entoleter's line of granulators is now complemented by a new rotary knife cutter. The Centrifield Vortex Scrubber is an air pollution control device that removes particulate and acid gases from exhaust streams.

         Competition and Marketing. Entoleter operates in highly competitive worldwide markets. Entoleter has many competitors in these markets, most of which are larger and have greater financial resources than Entoleter. Competitive factors include price and quality of products. Entoleter markets its products directly to users primarily through outside sales representatives.

         Employees. As of December 31, 1995, Entoleter had approximately 40 full-time employees. Hourly-paid production employees are represented by the United Electrical, Radio and Machine Workers of America Union. The current collective bargaining agreement expires on April 30, 1996.


B.       Lynch Machinery, Inc. ("LM")

         LM, a 90% owned subsidiary of Registrant, is a manufacturer of glass-forming machines and packaging machinery. LM also produces replacement parts for various types of glass forming and glass container-making machines, some of which LM does not manufacture, and for machines which package butter, margarine and bacon.

         Glass Forming Machinery. There are two different areas for glass-forming machinery: container manufacturing for which LM only supplies spare parts, and pressware manufacturing for which it produces machinery and spare parts. Container-manufacturing machinery, which represents the larger area, consists of machines for the production of "narrow-neck" containers such as soda, beer, and ketchup bottles, and "wide-mouth" jars. Pressware machinery is designed for the production of household items such as glass tumblers, plates, cups, saucers, television and computer screens, and similar items.

         The production of glass pressware entails the use of machines which heat glass and, using great pressure, form an item by pressing it into a desired shape. Because of the high cost of bringing the machine and materials up to temperature, a machine for producing glass pressware must be capable of running 24 hours a day, 365 days a year. While certain pressware machines, such as those used for the manufacture of glass tumblers, produce an inexpensive and relatively unrefined product, others, such as those for the manufacture of television face plates, produce a high quality product which meets rigid specifications. LM glass-forming press machines vary as to size of the item produced, productive capacity per hour, and number and shape of glass-forming molds.

         Pressware machines range in price from $200,000 to $3,500,000, including spare parts. Because of the durability of pressware machinery, demand for replacement machinery is low. Recent orders have been originating primarily in countries developing new or additional glassware manufacturing capacity. Since January 1, 1994, LM received orders for 16 extra-large glass pressing machines for the production of very large television picture tubes, including orders for 6 machines in 1995. These machines can be converted to produce picture tubes for high definition television ("HDTV"), which is currently being developed by television manufacturers.

         During 1995, LM delivered 15 glass press machines. At December 31, 1995, LM had orders for, and had in various stages of production, 7 glass press machines, at a total sales price of approximately $15,280,000, which are scheduled for delivery in 1996. There can be no assurance that LM can obtain orders for additional large glass pressing orders to replace its existing orders.

         LM believes that it is the largest supplier to glass companies that do not manufacture their own pressware machines in the worldwide pressware market. Competitors include various companies in Italy, Japan, France, Germany and elsewhere.

         While several of the largest domestic and foreign producers of glass pressware frequently build their own glass-forming machines and produce spare parts in-house, nearly all pressware producers have made purchases of machines and/or spare parts from LM.

         Packaging Machinery. Effective in January 1996, LM discontinued the manufacturing of automated case packers and related equipment; however, it will continue to sell parts for existing machines.

         Lynch Tri-Can International. In December 1993, LM purchased substantially all of the assets of Tri-Can Systems, Inc. of Alsip, Illinois, a company that had ceased operations. LM established a new company, Lynch Tri-Can International, to produce most of the products formerly supplied by Tri-Can Systems Inc. These products are packaging machines of types that are complementary to LM's existing packaging machinery product lines. At December, 31, 1995, Tri-Can had orders for, and had in various stages of production, several packaging machines with a total sales price of approximately $1,426,000.

         Parts for packaging machinery vary from approximately 20% - 35% of the sales associated with the packaging machinery operations.

         There are many other United States equipment manufacturers of various sizes that compete with Tri-Can in these product lines.

         Foreign Sales. During 1995, approximately 80% of LM's sales were made to foreign customers, and 15 of its 16 large glass pressing machine orders were from foreign customers in East Asia. The profitability of foreign sales is equivalent to that of domestic sales. Because many foreign orders require partial advance deposits, with the balance often secured by irrevocable letters of credit from banks in the foreign country, the Registrant believes that some of the credit risks commonly associated with doing business in foreign countries are minimized. The Registrant avoids currency exchange risk by transacting all foreign sales in United States dollars.

         Backlog.   LM had an order backlog of approximately $16,633,000 at
December 31, 1995, compared with approximately $28,900,000 at December 31, 1994. The decrease in backlog is attributable to the smaller number of orders for large presses booked in 1995. LM believes that all of the December 31, 1995 backlog will be shipped during 1996. LM includes as backlog those orders which are subject to written contract, written purchase orders and telephone orders from long standing customers who maintain satisfactory credit ratings. LM has historically experienced only insignificant cancellations of the orders included in its backlog.

         Raw Materials. Raw materials are generally available to LM in adequate supply from a number of suppliers.


C.       M-tron Industries, Inc. ("M-tron")

         M-tron, 94% owned subsidiary of the Registrant, is a manufacturer and importer of quartz crystal products and clock oscillator modules used for clocking digital circuits, precision time base references and telecommunications equipment. A quartz crystal is an oscillating component which performs the clocking function in a circuit. Crystals and clock oscillator modules are used primarily in microprocessor-related equipment and telecommunications equipment. Frequency and time related products essentially use crystals or clock oscillators, with the addition of electronic circuitry vertically integrating the product. Crystal and clock oscillators are sold to original equipment manufacturers, both directly and through commissioned representatives and distributors.


         For 1995, 1994, and 1993 M-tron's sales consisted of (in thousands):

                                                             1995            1994            1993
                                                            ------          ------          ------
                  Crystals............................      $13,775        $ 7,179          $7,443

                  Oscillator Modules..................        6,343          4,768           5,834
                                                            -------        --------        -------

                       Total                                $20,118        $11,947         $13,277
                                                            =======        =======         =======


         Competition. Quartz crystals and clock oscillators are sold in a highly competitive industry. There are numerous domestic and foreign manufacturers who are capable of providing quartz crystals and clock oscillators comparable in quality and performance to M-tron's products. Foreign competitors, particularly from the Far East, continue to dominate the United States market. M-tron seeks to manufacture smaller specialty orders of crystals and oscillators, which it believes it can competitively fill based upon price, quality and order response time. M-tron also performs quality control tests on all products it imports from the Far East and resells domestically and internationally.

         Foreign Sales. M-tron's foreign sales in 1995 were approximately 10% of total sales and were concentrated in Canada and Western Europe. The profitability of foreign sales is substantially equivalent to that of domestic sales. Because sales are ordinarily spread over a number of customers in a number of developed countries with no individually significant shipments, the Registrant believes that risks commonly associated with doing business in foreign countries are minimized.

         Backlog. M-tron had backlog orders of approximately $7,292,000 at December 31, 1995, compared with $3,596,000 at December 31, 1994. M-tron includes as backlog those orders which are subject to specific production release orders under written contracts, verbal and written orders from distributors with which M-tron has had long-standing relationships, as well as written purchase orders from sales representatives. M-tron believes that all of the backlog at December 31, 1995 will be shipped during 1996.

         Raw Material. To the extent possible, M-tron's raw materials are purchased from multiple sources. Of primary significance are quartz crystal bars and the bases used for mounting certain finished crystals. M-tron currently has at least two qualified vendors for each of these items. No shortages have occurred in the recent past nor are any anticipated in the near future.

IV.      OTHER INFORMATION

         While the Registrant holds licenses and patents of various types, Registrant does not believe they are critical to its overall operations, except for (1) the television-broadcasting license of WHBF-TV and WOI-TV; (2) Western's, Inter-Community's, Cuba City's, Belmont's, Bretton Woods', JBN's and Haviland's exclusive franchise certificates to provide local-exchange telephone service within its service areas; (3) Western's FCC licenses to operate point-to-point microwave systems; and (4) partnerships and corporations in which Western and Inter-Community own minority interests in the entities that hold licenses to operate wireline cellular radio systems covering areas in New Mexico and North Dakota and (5) CLR Video's non-exclusive franchises to provide cable television service within its service area.

         The Registrant conducts product development activities with respect to each of its major lines of manufacturing business. Currently, such activities are directed principally toward the improvement of existing products, the development of new products and/or diversification. The cost of such activities, which have been funded entirely by the Registrant, amounted to approximately $1,673,000 in 1995, $1,231,000 in 1994, and $622,000 in 1993.

         The capital expenditures, earnings and competitive position of Registrant have not been materially affected by compliance with current federal, state, and local laws and regulations relating to the protection of the environment; however, Registrant cannot predict the effect of future laws and regulations. The Registrant has not experienced difficulties relative to fuel or energy shortages but substantial increases in fuel costs or fuel shortages could adversely affect the operations of Morgan.

         No portion of the business of the Registrant is regarded as seasonal, except that, in the case of Morgan, fewer shipments are scheduled during the winter months in those parts of the country where weather conditions limit highway use.

         There were no customers in 1995 that represents 10% or more of consolidated revenues. In 1994, one of the Morgan Drive Away, Inc. customers, Fleetwood Enterprises, Inc., constituted 13% of consolidated revenues of the Registrant. The Registrant does not believe that it is dependent on any single customer.

         Excluding the following for The Morgan Group, Inc.: approximately 1,480 independent owner-operators and 1,475 drive-away drivers, the Registrant had a total of 1,986 employees at December 31, 1995 and 1,173 employees at December 31, 1994.

         Additional information with respect to each of the Registrant's lines of business is included in Note 11 to the Consolidated Financial Statements included in the Registrant's 1995 Annual Report to Shareholders and is incorporated herein by reference.


V.       EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to General Instruction G (3) of Form 10-K, the following list of executive officers of the Registrant is included in Part 1 of this Annual Report on Form 10-K in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 1996. Such list sets forth the names and ages of all executive officers of Registrant indicating all positions and offices with the Registrant held by each such person and each such person's principal occupations or employment during the past five years.

                                               Offices and
        Name                                   Positions Held                                                   Age
        ----                                   --------------                                                   ---

Mario J. Gabelli                               Chairman and Chief Executive Officer                             53
                                               (since May 1986); Chairman and
                                               Chief Executive Officer (since March,
                                               1980) of Gabelli Funds Inc. (successor
                                               to The Gabelli Group, Inc.),
                                               holding company for subsidiaries
                                               engaged in various aspects of the
                                               securities business


Robert E. Dolan                                Chief Financial Officer (since February                          44
                                               1992) and Controller (since May 1990);
                                               Corporate Controller (1984-1989)
                                               of Plessey North America Corporation,
                                               formerly the United States subsidiary
                                               of a United Kingdom defense electronics/
                                               telecommunications company.


Robert A. Hurwich                              Vice President-Administration, Secretary                         54
                                               & General Counsel (since February 10,
                                               1994); Private Law Practice (1991-1993);
                                               Vice President, Secretary & General
                                               Counsel of Moore McCormack
                                               Resources, Inc. (1975-1989)


Joseph H. Epel                                 Treasurer (since May 1990) and                                   50
                                               Assistant Treasurer (January to May
                                               1990); Assistant Treasurer (1986-1989)
                                               of SSMC, Inc., manufacturer and
                                               distributor of Singer sewing machines
                                               and other consumer products; Director,
                                               Financial Planning and  Analysis
                                               (1983-1986) of the Singer Company

         The executive officers of the Registrant are elected annually by the Board of Directors at its organizational meeting in May and hold office until the organizational meeting in the next subsequent year and until their respective successors are chosen and qualified.


ITEM 2. PROPERTIES

         Lynch leases space containing approximately 3,400 square feet for its executive offices in Greenwich, Connecticut.

         LM's operations are housed in two adjacent buildings containing approximately 89,000 square feet situated on 3.19 acres of land in Bainbridge, Georgia. LM is in the process of expanding its manufacturing capacity at this site. Finished office area in the two buildings totals approximately 17,000 square feet. All such properties are subject to security deeds relating to a loans. Title is held by two mortgagees and upon repayment in full of the loans, title will revert to LM.

         Lynch Tri-Can International operates in a leased facility in Alsip, Illinois; the facility consists of 20,000 square feet of production area and approximately 3,000 square feet of finished office space.

         M-tron's operations are housed in two separate facilities in Yankton, South Dakota. These facilities contain approximately 34,000 square feet in the aggregate. One facility owned by M-tron contains approximately 18,000 square feet and is situated on 5.34 acres of land. This land and building are subject to a mortgage executed in support of a bank loan. The other Yankton facility containing approximately 16,000 square feet is leased, which lease expires on September 30, 1997.

         Spinnaker's corporate headquarters is located in Dallas, Texas, where it shares office space with an affiliate of its principal executive officers. In addition, Spinnaker owns approximately 27 acres of unimproved land located in Atlanta, Georgia.

         Brown-Bridge owns two manufacturing facilities, Plant One and Plant Two, in Troy, Ohio. Plant One is a 200,000 square foot complex located on approximately five acres of land adjacent to the Miami River and Plant Two is a 98,000 square foot facility located on approximately five aces of land nearby. There are approximately five undeveloped acres of land adjacent to Plant Two that are available for expansion. Both facilities house manufacturing, administrative and shipping operations. All of Brown-Bridge's properties are subject to liens that secure indebtedness owed to its lenders.

         Central Products owns two manufacturing facilities, one in Menasha, Wisconsin and the other in Brighton, Colorado. The Menasha facility contains approximately 160,000 square feet and the Brighton facility contains approximately 210,000 square feet. The corporate office and center for administrative services are located in a 20,000 square foot facility adjacent to the Menasha plant. All of Central Products' properties are subject to liens that secure indebtedness owned to its lenders. Central Products also maintain three leased distribution centers in Neenah, WI (90,000 square feet), Linden, NJ (30,000 square feet) and Denver, CO (100,000 square feet).

         Entoleter owns a manufacturing plant containing 72,000 square feet located on approximately 5 acres of land in Hamden, Connecticut. The land and building are subject to a mortgage and security agreement executed in support of a bank loan. Entoleter also owns approximately 6 unimproved acres located in Hamden, Connecticut adjacent to its property.

         Morgan owns approximately 24 acres of land with improvements in Elkhart, Indiana. The improvements include a 23,000 square foot office building used as Morgan's principal office, a 7,000 square foot leased building containing additional offices leased to one of its customers, a 9,000 square foot building used for Morgan's safety and driver service departments and also for storage and an 8,000 square foot building used as a garage to service company-owned vehicles. Most of Morgan's 11 regional and 109 dispatch offices are situated on leased property. Morgan also owns and leases property for parking and storage of equipment at various locations throughout the United States, usually in proximity to manufacturers of products moved by Morgan. The property leases have lease term commitments of a minimum of thirty days and a maximum of three years, at monthly rental ranging from $100 to $8,600. The Elkhart facility is currently mortgaged to one of Morgan's lenders. In total, Morgan owns 73 acres of land throughout the United States, including the Elkhart facilities.

         Western New Mexico Telephone Company owns a total of 16.4 acres at twelve sites located in southwestern New Mexico. Its principal operating facilities are located in Silver City, where Western owns a building comprising a total of 6,480 square feet housing its administrative offices and certain storage facilities. In Cliff, Western owns five buildings with a total of 14,055 square feet in which are located additional offices and storage facilities as well as a vehicle shop, a wood shop, and central office switching equipment. Smaller facilities, used mainly for storage and for housing central office switching equipment, with a total of 8,384 square feet, are located in Lordsburg, Reserve, Magdalena and five other localities. In addition, Western leases 1.28 acres on which it has constructed four microwave towers and a 120 square-foot equipment building. Western has the use of 34 other sites under permits or easements at which it has installed various equipment either in small company-owned buildings (totaling 4,757 square feet) or under protective cover. Western also owns 3,101 miles of buried copper cable and 226 miles of buried fiber optic cable running through rights-of-way within its 15,000 square-mile service area. All Western's properties described herein are encumbered under mortgages held by the Rural Electrification Administration ("REA").

         Inter-Community Telephone Company owns 12 acres of land at 10 sites in North Dakota. Its main office at Nome, North Dakota contains 4,326 square feet of office and storage space. In addition, it has 4,400 square feet of garage space and 5,035 square feet utilized for its switching facilities. Inter-Community has 825 miles of buried copper cable and 105 miles of buried fiber optic cable. All of Inter-Community's properties described herein are encumbered under mortgages held by the REA.

         Cuba City Telephone is located in a 3,800 square foot brick building on 0.4 of an acre of land. The building serves as the central office, commercial office, and garage for vehicle and material storage. The company also owns a cement block storage building of 800 square feet on 0.1 of an acre. In Madison, Wisconsin, Cuba City leases 900 square feet for administrative headquarters and financial functions. Belmont company is located in a cement block building of 800 square feet on .5 acre of land in Belmont, Wisconsin.
The building houses the central office equipment for Belmont. The companies own a combined total of 217 miles of buried copper cable. All of Cuba City's and Belmont's property described herein are encumbered under mortgages held by the REA and Rural Telephone Bank, respectively.

         J.B.N. Telephone Company owns a total of 2.25 acres at fifteen sites located in northeast Kansas. Its administrative and commercial office consisting of 2,820 square feet along with a 1,600 square feet garage and warehouse facility are located in Wetmore, Kansas. In addition, J.B.N. owns thirteen smaller facilities housing central office switching equipment and over 795 miles of buried copper cable. All properties described herein are encumbered under mortgages held by the Rural Utilities Service.

         Haviland Telephone Company owns a total of 3.9 acres at 20 sites located in south central Kansas. Its administrative and commercial office consisting of 4,450 square feet is located in Haviland, Kansas. In addition, Haviland owns 19 smaller facilities housing garage, warehouse, and central office switching equipment and over 1,500 miles of buried copper cable. All properties described herein are encumbered under a mortgage to the National Bank for Co-Operatives ("Co-Bank").

         CLR has its headquarters in leased space in Wetmore, Kansas. It also owns one small parcel of land and leases 22 small sites, which it uses for its cable receiving and transmission equipment. All properties described herein are encumbered under a mortgage to Co-Bank.

         It is the Registrant's opinion that the facilities referred to above are in good operating condition and suitable and adequate for present uses.


ITEM 3.  LEGAL PROCEEDINGS

         Registrant is a party to certain lawsuits in the ordinary course of business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


                                   PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The information required by this Item 5 is incorporated herein by reference heading "Market Price Information and Common Stock Ownership" in Registrant's Annual Report to Shareholders for the year ended December 31, 1995.


ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this Item 6 is incorporated herein by reference to "Five Year Summary Selected Financial Data" in Registrant's Annual Report to Shareholders for the year ended December 31, 1995.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


         The information required by this Item 7 is incorporated herein by reference to "Management Discussion and Analysis" in Registrant's Annual Report to Shareholders for the year ended December 31, 1995.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         The Report of Independent Auditors and the following Consolidated Financial Statements of the Registrant are incorporated herein by reference to Registrant's Annual Report to Shareholders for the year ended December 31, 1995.

         Consolidated Statements of Income - Years ended December 31, 1995,
           1994, and 1993.

         Consolidated Balance Sheets - December 31, 1995 and 1994.

         Consolidated Statements of Shareholders' Equity - Years ended December
           31, 1995, 1994, and 1993.

         Consolidated Statements of Cash Flows - Years ended
           December 31, 1995, 1994, and 1993.

         Notes to Consolidated Financial Statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         In March 1994, The Morgan Group, Inc., a publicly traded subsidiary of the Registrant, approved Arthur Andersen LLP to replace Ernst & Young LLP as its auditors for 1994 and 1995. For 1996, Ernst & Young LLP, Registrant's auditors, will replace Arthur Andersen LLP as auditors for The Morgan Group, Inc. See Registrant's Form 8-K dated March 19, 1996 which is incorporated herein by reference.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item 10 is included under the caption "Executive Officers of the Registrant" in Item 1 hereof and included under the captions "Election of Directors" and "Section 16(a) Reporting" in Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on May 9, 1996, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item 11 is included under the caption "Compensation of Directors," under the captions "Executive Compensation," "Executive Compensation and Benefits Committee Report on Executive Compensation" and "Performance Graph" in Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on May 9, 1996, which information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 12 is included under the caption "Security Ownership of Certain Beneficial Owners and Management," in the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on May 9, 1996, which information is included herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item 13 is included under the caption "Executive Compensation", "Transactions with Certain Affiliated Persons" and "Compensation Committee Interlocks and Insider Participants" in the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on May 9, 1996, which information is included herein by reference.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this Form 10-K Annual
Report:

         (1)  Financial Statements:

         The Report of Independent Auditors and the following Consolidated Financial Statements of the Registrant are incorporated herein by reference to the Registrant's Annual Report to Shareholders for the year ended December 31, 1995, as noted in Item 8 hereof:

         Consolidated Balance Sheets - December 31, 1995 and 1994

         Consolidated Statements of Income - Years ended December 31, 1995,
           1994, and 1993.

         Consolidated Statements of Shareholders' Equity - Years ended December
           31, 1995, 1994, and 1993

         Consolidated Statements of Cash Flows - Years ended December 31, 1995,
           1994, and 1993

         Notes to Consolidated Financial Statements

         (2)   Financial Statement Schedules:


            Schedule I - Condensed Financial Information of Registrant
            Schedule II- Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and therefore have been omitted.


         (3)   Exhibits:

          See the Exhibit Index in this Form 10-K Annual Report. The following Exhibits listed in the Exhibit Index are filed with this Form 10-K Annual Report:

                 10(b) -  Lynch Corporation 401(k) Plan.

                 10(s) -  Directors Stock Program.

                 10(t) -  Phantom Stock Plan.

                 10(v) - Stock Purchase Agreement, dated as of November 1, 1995, among Brighton Communications Corporation, Lynch Telephone Corporation VIII and certain others (excluding exhibits).

                 10(w) - Loan Agreement, dated as of November 6, 1995, between PCS Corporation A and Aer Force Communications, L.P.

                 11    -  Computation of Per Share Earnings.

                 13    -  Annual Report to Shareholders for the year ended
                          December 31, 1995.

                 21    -  Subsidiaries of the Registrant.

                 23    -  Consents of Independent Auditors.
                          - Ernst & Young LLP
                          - Arthur Andersen LLP
                          - McGladrey & Pullen, LLP(2)
                          - Deloitte & Touche LLP

                 24    -  Powers of Attorney.

                 27    -  Financial Data Schedule

                 99    -  Reports of Independent Auditors.

                                  -  Report of Arthur Andersen LLP on the
                                     Consolidated Financial Statements of
                                     The Morgan Group, Inc. for the year
                                     ended December 31, 1995.
                                  -  Report of McGladrey & Pullen, LLP on
                                     the Financial
                                     Statements of Capital Communications
                                     Corporation for the year ended December
                                     31, 1995.
                                  -  Report of McGladrey & Pullen, LLP on
                                     the Financial
                                     Statements of Coronet Communications
                                     Company for the year ended December 31,
                                     1995.
                                  -  Report of Deloitte & Touche LLP on
                                     the Financial Statements of Central
                                     Products Company for the year ended
                                     December 31, 1995.

(b) Reports on Form 8-K: A Report on Form 8-K was filed on October 19, 1995 to report the acquisition by Registrant of Central Products Company. Required financial statements (including proforma financial statements) regarding the acquisitions were filed on December 18, 1995 as an amendment thereto and further amendments were filed on January 4, February 2, March 4 and March 15, 1996. Reports on Form 8-K were also filed on March 19,1996 to report certain information on the proposed Dunkirk & Fredonia Telephone Company acquisition and March 26, 1996 with respect to a change of auditors at Morgan.

(c)              Exhibits:

                 Exhibits are listed in response to Item 14(a)(3)

(d)              Financial Statement Schedules:

                 Financial Statement Schedules are listed in response to Item 14(a)(2)

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LYNCH CORPORATION


By:s/ROBERT E. DOLAN
- ----------------------------
     ROBERT E. DOLAN
     Chief Financial Officer (Principal
       Financial and Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                                            CAPACITY                                     DATE
       ---------                                            --------                                     ----

* MARIO J. GABELLI                                 Chairman of the Board of
  -----------------------                            Directors and Chief                             March 30, 1996
  MARIO J. GABELLI                                   Executive Officer
                                                     (Principal Executive Officer)

* MORRIS BERKOWITZ                                 Director                                          March 30, 1996
  -----------------------
  MORRIS BERKOWITZ

* E. VAL CERUTTI                                   Director                                          March 30, 1996
  -----------------------
  E. VAL CERUTTI

* PAUL J. EVANSON                                  Director                                          March 30, 1996
  -----------------------
  PAUL J. EVANSON

* SALVATORE MUOIO                                  Director                                          March 30, 1996
  -----------------------
  SALVATORE MUOI0

* RALPH R. PAPITTO                                 Director                                          March 30, 1996
  -----------------------
  RALPH R. PAPITTO

* PAUL P. WOOLARD                                  Director                                          March 30, 1996
  -----------------------
  PAUL P. WOOLARD


s/ROBERT E. DOLAN                                  Chief Financial Officer
- -------------------------                            (Principal Financial
  ROBERT E. DOLAN                                    and Accounting Officer)                         March 30, 1996


*s/ROBERT A. HURWICH
 -------------------
   ROBERT A. HURWICH
   Attorney-in-fact

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               LYNCH CORPORATION
                         CONDENSED STATEMENT OF INCOME


                                                                                          Year Ended December 31
                                                                                          ----------------------
                                                                                   1995             1994             1993
                                                                                 --------         --------         --------
                                                                                        (In Thousands of dollars)
Interest, Dividends & Gain on Sales
 of Marketable Securities                                                        $   232          $   344          $   365

Net Interest, Dividend & Other
 Income from Subsidiaries                                                            715               84              189

Gain on Sale of Subsidiary and
 Affiliate Stock:
 The Morgan Group, Inc.                                                               --               --            3,851
 Tremont Advisors, Inc.                                                               --              190              475
                                                                                 -------          -------          -------
        TOTAL INCOME                                                                 947              618            4,880

Costs and Expenses:
   Unallocated Corporate Administrative
    Expense                                                                      $ 2,869          $ 1,454          $ 1,378

   Interest Expense                                                                  448              858            1,372
                                                                                  ------          -------          -------
        TOTAL COST AND EXPENSES                                                    3,317            2,312            2,750
                                                                                  ------          -------          -------
INCOME (LOSS) BEFORE INCOME TAXES, EQUITY
 IN NET INCOME OF SUBSIDIARIES
 EXTRAORDINARY ITEM, AND CUMULATIVE
 EFFECT OF ACCOUNTING CHANGE                                                      (2,370)          (1,694)           2,130

Income Tax Benefit (Provision)                                                       779              786           (1,161)

Equity in net income of subsidiaries                                               6,736            3,500            1,880
                                                                                 -------          -------          -------
INCOME BEFORE EXTRAORDINARY ITEM AND
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                            5,145            2,592            2,849

Gain (Loss) on early extinguishment of debt                                          --              (264)            (206)

Cumulative effect to January 1, 1993
of change in accounting for income taxes                                             --               --               296

                                                                                 -------          -------           ------

NET INCOME                                                                       $ 5,145          $ 2,328          $ 2,939

                                                                                 =======          =======          =======

NOTES TO CONDENSED FINANCIAL STATEMENTS
NOTE A - DIVIDENDS FROM SUBSIDIARIES
Cash dividends paid to Lynch Corporation from the Registrant's consolidated subsidiaries were $1,166,000 in 1995, $277,000 in 1994, and $1,000,000 in 1993.
No other dividends were received from subsidiaries or investees.

NOTE B - SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR ADDITIONAL
INFORMATION

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               LYNCH CORPORATION
                            CONDENSED BALANCE SHEETS

                                                                                         December 31
                                                                                         -----------
                                                                                   1995                1994
                                                                                 --------            --------
                                                                                 (In Thousands of dollars)
ASSETS
- ------

CURRENT ASSETS
  Cash and Cash Equivalents                                                      $   498             $   106
  Marketable Securities and
    Short Term Investments                                                           770               1,234
  Deferred Income Tax Benefits                                                       479                 292
  Other Current Assets                                                                44                   8
                                                                                 -------             -------

    Total Current Assets                                                           1,791               1,640

OFFICE EQUIPMENT (Net of Depreciation)                                                16                  11

OTHER ASSETS (Principally Investment in
and Advances to Subsidiaries)                                                     44,498              35,812
                                                                                 -------             -------

     Total Assets                                                                $46,305             $37,463
                                                                                 =======             =======


LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES                                                              $ 7,935             $ 4,277

DEFERRED INCOME TAX LIABILITIES                                                    1,652               1,637

DEFERRED CHARGES                                                                   1,206               1,265

TOTAL SHAREHOLDERS' EQUITY                                                        35,512              30,284
                                                                                 -------             -------
     Total Liabilities and

        Shareholders' Equity                                                     $46,305            $ 37,463
                                                                                 =======            ========

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               LYNCH CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                       Year Ended December 31
                                                                                       ----------------------
                                                                                        (Thousands of dollars)
                                                                                1995            1994           1993
                                                                              --------        --------       --------
Cash provided from (used in)
  operating activities                                                        ($1,158)         $(1,675)        $(1,955)
                                                                              -------          -------         -------

INVESTING ACTIVITIES:

  Investment in Lynch Manufacturing                                               781            1,000           6,934
  Investment and advances to in
    Brighton Communications Corporation                                            --           (1,780)           (150)
  Loan to Spinnaker Industries, Inc.                                               --             (965)             --
  Investment in Brown-Bridge
    Industries, Inc.                                                               --             (407)             --
  Investment in and advances to LENCO II                                        2,535           (2,535)            (31)
  Investment in and advances to
    The Morgan Group, Inc.                                                      1,300               --              --
  Investment in and advances
    to PCS Partnerships                                                        (7,010)              --              --
  Sales (purchases) of current marketable
   securities-net                                                                  --               --           2,452
  Other                                                                           (13)              25              22
                                                                               ------          -------         -------

NET CASH PROVIDED FROM (USED IN)
  INVESTING ACTIVITIES                                                         (2,407)          (4,662)          9,227
                                                                               ------          -------         -------

FINANCING ACTIVITIES:
Net Borrowings
  Line of credit                                                                3,709            3,198              --
  Redemption of debentures                                                         --          (11,835)         (6,144)
  Sale of treasury stock                                                           --            2,290              --
  conversion of debenture into
    common stock                                                                   --            1,597              --
  Other                                                                           248              305              --
                                                                               ------           ------         -------

NET CASH PROVIDED (USED IN)
  FINANCING ACTIVITIES                                                          3,957           (4,445)         (6,144)
                                                                               ------          -------         -------

TOTAL INCREASE (DECREASE)IN CASH
  AND CASH EQUIVALENTS                                                            392          (10,782)          1,128
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                                            106           10,888           9,760
                                                                              -------          -------        --------
CASH AND CASH EQUIVALENTS
AT END OF YEAR                                                                $   498          $   106        $ 10,888
                                                                              =======          =======        ========

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                       LYNCH CORPORATION AND SUBSIDIARIES
                 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993



             COLUMN A                             COLUMN B                  COLUMN C                      COLUMN D        COLUMN E
     ------------------------                     --------                  --------                     ----------       ----------
                                                                            ADDITIONS
                                                                   -------------------------------
                                                  BALANCE AT       CHARGED TO         CHARGED TO                          BALANCE AT
                                                  BEGINNING         COSTS AND       OTHER ACCOUNTS        DEDUCTIONS      END OF
            DESCRIPTION                           OF  PERIOD        EXPENSES         - DESCRIBE           - DESCRIBE       PERIOD
     ------------------------                     ----------       ---------         ----------           ----------      --------
     YEAR ENDED DECEMBER 31, 1995
       ALLOWANCE FOR UNCOLLECTIBLE                $737,000         $987,000         $1,160,000(D)        $1,152,000(A)    $1,732,000

     YEAR ENDED DECEMBER 31, 1994
       ALLOWANCE FOR UNCOLLECTIBLE                $305,000         $605,000         $  240,000(C)        $  413,000(A)    $  737,000

     YEAR ENDED DECEMBER 31, 1993
       ALLOWANCE FOR UNCOLLECTIBLE                $627,000         $268,000         $    4,000(B)        $  586,000(A)    $  305,000




     (A) UNCOLLECTIBLE ACCOUNTS WRITTEN OFF ARE NET OF RECOVERIES.

     (B) RECLASS

     (C) RECLASSES ($43,000) AND AMOUNT RECORDED AS PART OF THE ALLOCATION OF PURCHASE PRICE OF ACQUIRED COMPANIES ($197,000).

     (D) ALLOCATION OF PURCHASE PRICE OF ACQUIRED COMPANY.

                                EXHIBIT INDEX


     EXHIBIT NO.                                DESCRIPTION
     -----------                                -----------

     3      (a)  Restated Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3(a) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987).

            (b) By-Laws of the Registrant, (incorporated by reference to the Exhibit 3(b) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987).

     4      (a)  Loan Agreement and Revolving Loan Note of Lynch Telephone
                 Corporation, dated October 18, 1989, (incorporated by reference to exhibit 4(d) of the Registrant's Form 10-K for the year ended December 31, 1989).

            (b) Loan Agreement, dated as of September 16, 1994, between Transamerican Business Credit Corporation and Brown-Bridge Industries, Inc. (incorporated by reference to Exhibit 4 to Registrant's Form 10-Q for the Quarter ended September 30,
                 1994).

            (c) Credit Agreement, dated as of September 29, 1995, by and among Central Products Acquisition Corp., as Borrower, Spinnaker Industries, Inc., as Pledgor, and Heller Financial, Inc. as Agent and Lender (incorporated by reference to Exhibit 7.2 to Registrant's Form 8-K dated October 19, 1995).

            (d) Term Note A, dated October 4, 1995, from Central Products Acquisition Corp. payable to the order of Heller Financial Inc. in the original principal amount of $10 million (incorporated by reference to Exhibit 7.3 to Registrant' Form 8-K dated October 18, 1995).

            (e) Term Note B, dated October 4,1995, from Central Products Acquisition Corp. payable to the order of Heller Financial, Inc. in the principal amount of $16 million (incorporated by reference to Exhibit 7.4 to Registrant's Form 8-K dated October 18, 1885).

            (f) Revolving Note, dated September 29, 1995, from Central Products Acquisition Corp. payable to the order of Heller Financial, Inc. in the maximum principal amount of $24 million (incorporated by reference to Exhibit 7.5 to Registrant's Form 8-K dated October 18,1995).

            (g) Subordinated Promissory Note, dated September 29, 1995, from Spinnaker Industries, Inc. payable to Also Standard Corporation in the original principal amount of $25 million (incorporated by reference to Exhibit 7.6 to Registrant's Form 8-K, dated October 18, 1995.)

            (h) The Registrant, by signing this Form 10-K Annual Report, agrees to furnish to the Securities and Exchange Commission a copy of any long-term debt instrument where the amount of the securities authorized thereunder does not exceed 10 percent of the total assets of the Registrant on a consolidated basis.

     10     (a)  Partnership Agreement, dated March 11, 1987, between Lombardo
                 Communications, Inc. and Lynch Entertainment Corporation
                 (incorporated by reference to Exhibit 10(e) of the Registrant'

                 Annual Report on Form 10-K for the year ended December 31,
                 1987).

           *(b)  Lynch Corporation 401(k) Savings Plan.

            (c) Stock Purchase Agreement, dated May 13, 1993, whereby Registrant acquired J.B.N. Telephone Company, Inc. (incorporated by reference to Exhibit 2(a) of the Registrant's Form 8-K, dated December 13, 1993).

            (d) Stock Purchase Agreement, dated January 19, 1994, between Registrant and Mario J. Gabelli (incorporated by reference to
                 Exhibit II of Amendment Number 36 to Schedule 13D filed by Mario J. Gabelli and affiliated companies on January 19,
                 1994).

            (e) Shareholder Agreement among Capital Communications Company, Inc., Lombardo Communications, Inc. and Lynch Entertainment Corporation II (incorporated by reference to Exhibit 10 of Registrant's form 8-K, dated March 14, 1994).

           *(f) Letter Agreement, dated as of January 18, 1994, between Registrant and Michael J. Small (incorporated by reference to
                 Exhibit 10(a) to Registrant's Form 10-Q for the Quarter ended June 30, 1994).

           *(g) Stock Option Agreement, dated as of January 18, 1994, between Registrant and Michael J. Small (incorporated by reference to
                 Exhibit 10(b) to Registrant's Form 10-Q for the Quarter ended June 10, 1994).

            (h) Acquisition Agreement between Brown-Bridge Acquisition Corporation and Kimberly-Clarke Corporation, dated June 15, 1994 (incorporated by reference to Exhibit 10(c) to Registrant's Form 10-Q for the Quarter ended June 10, 1994).

           *(i) Management Agreement, dated as of June 10, 1994, by and among Boyle, Fleming, George & Co., Inc., Safety Railway Service Corporation (incorporated by reference to Exhibit 7.1 to Registrant's Form 8-K dated June 13, 1994).

            (k) Warrant Purchase Agreement, dated as of June 10, 1994, by and among Boyle, Fleming, George & Co., Inc. and Safety Railway Service Corporation (incorporated by reference by Exhibit 7.1 to the Registrant's Form 8-K dated June 13, 1994).

           (l) A Warrant dated as of June 10, 1994, executed by Safety Railway Service Corporation (incorporated by reference to
                 Exhibit 7.1 to Registrant's Form 8-K dated Juan 13, 1994).

         (m)(i) Asset Purchase Agreement, dated as of June 15, 1994, between Kimberly-Clark Corporation and Brown-Bridge Acquisition Corp. (Exhibits omitted) (Incorporated by reference to Exhibit 10(c) to Registrant's Form 10-Q for the quarter ended June 30,
                 1994). Registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

         (m)(ii) Amendments Nos. 1-3 to Asset Purchase Agreement by and between Kimberly-Clark Corporation and Brown-Bridge Industries, Inc. (formerly Brown-Bridge Acquisition Corp.) (incorporated by reference to Registrant's Form 8-K dated September 19, 1994).

           (o) Stock Purchase Agreement, dated as of August 26, 1994, among Brighton Communications Corporation, Lynch Telephone Corporation

                 VII, Universal Service Telephone Company and
                 InterDigital Communications Corporation (Exhibits omitted). (Incorporated by reference to exhibit 7.1 to Registrant's Form 8-K dated September 26, 1994).

           (q) Shareholders' and Voting Agreement, dated September 16, 1994, among Safety Railway Service Corporation, Brown-Bridge Industries, Inc. and the other stockholders of Brown-Bridge (incorporated by reference to Exhibit 10(q) to Registrant's Form 10-K for the year ended December 31, 1994).

           (r) Put Option Agreements, dated September 16, 1994, among Safety Railway, Brown-Bridge and certain stockholders of Brown-Bridge (incorporated by reference to Exhibit 10(q) to Registrant's Form 10-K for the year ended December 31, 1994).

          *(s)   Directors Stock Plan.

          *(t)   Phantom Stock Plan.

           (u) Stock and Asset Purchase Agreement, dates as of September 27, 1995, by and among Central Products Acquisition Corp., Unisource Worldwide, Inc. and Alco Standard Corporation (incorporated by reference to Exhibit 7.1 to Registrant's Form 8-K dated October 18, 1995).

           (v) Stock Purchase Agreement, dated as of November 1, 1995, among Brighton Communications Corporation, Lynch Telephone Corporation VIII and certain other persons (excluding schedules exhibits). Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission.

           (w) Loan Agreement, dated as of November 6, 1995, between PCS Corporation A and Aer Force Communications L.P. (loan agreements in similar form with four other partnerships increase the total potential commitment to $41.8 million.

     11          Computation of Per Share Earnings.

     13          Annual Report to Shareholders for the year ended December 31,
                 1995.

     21          Subsidiaries of the Registrant.

     23          Consents of Independent Auditors.
                 -  Ernst & Young LLP
                 -  Arthur Andersen LLP
                 -  McGladrey & Pullen, LLP(2)
                 -  DeLoitte & Touche LLP
     24          Powers of Attorney.

     99          Report of Independent Auditors.
                 - Report of Arthur Andersen LLP on the Consolidated Financial Statements of the Morgan Group, Inc. for the year ended December 31, 1995.
                 - Report of McGladrey & Pullen, LLP on the Consolidated Financial Statements of Capital Communications
                    Corporation for the year ended December 31, 1995.
                 - Report of McGladrey & Pullen, LLP on the Consolidated Financial Statements of Coronet Communications Corporation for the year ended December 31, 1995.
                 - Report of Deloitte LLP on the Financial Statements of Central Products Company for the year ended December 31, 1995.

- ----------------------
*Management contract or compensatory or arrangement.


The Exhibits listed above (with the exception of the Annual Report to Shareholders) have been filed separately with the Securities and Exchange Commission in conjunction with this Annual Report on Form 10-K or have been incorporated by reference into this Annual Report on Form 10-K. Lynch Corporation will furnish to each of its shareholders a copy of any such Exhibit for a fee equal to Lynch Corporation's cost in furnishing such Exhibit. Requests should be addressed to the Office of the Secretary, Lynch Corporation, 8 Sound Shore Drive, Greenwich, Connecticut 06830.