Form 10-K/A
period 1995-12-31
LYNCH CORP
filed 1996-04-29
CIK 61004

FORM 10-K/A

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

(Mark One)
      [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 [FEE REQUIRED]


For the fiscal year ended   December 31, 1995   Commission file number  1-106

                                       OR
      [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                  to


                              LYNCH CORPORATION
          (Exact name of Registrant as specified in its charter)

              Indiana                                     38-1799862
State of other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization

8 Sound Shore Drive, Suite 290, Greenwich, CT                    06830
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code    (203) 629-3333

Securities registered pursuant to Section 12(b) of the Act:
                                                   Name of each exchange
         Title of each class                       on which registered
     Common Stock, No Par Value                    American Stock Exchange

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

     Indicate by mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any
amendment to this Form 10-K. [   ]

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

                      DOCUMENTS INCORPORATED BY REFERENCE:
Parts I, II, and IV:  Certain portions of the Annual Report of Shareholders for the year ended December 31, 1995, a revised copy of which is filed as an exhibit herewith.
Part III: Certain portions of the draft Proxy Statement for the 1996 Annual Meeting of Shareholders, filed as an exhibit herewith.

ITEM 6.   SELECTED FINANCIAL DATA

     The information required by this Item 6 is amended by incorporating herein by reference the "Five Year Summary Selected Financial Data" in the Registrant's Annual Report to Shareholders for the year ended December 31,1995, a revised copy of which is filed herewith as Exhibit 13(a).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The information required by this Item 7 is amended by incorporating herein by reference the "Management Discussion and Analysis" in Registrant's Annual Report to Shareholders for the year ended December 31, 1995, a revised copy of which is filed herewith as Exhibit 13(a).

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Report of Independent Auditors and the following Consolidated Financial Statements of the Registrant are amended by incorporating herein by reference to the Registrant's Annual Report to Shareholders for the year ended December 31, 1995, a revised copy of which is filed herewith as Exhibit 13(a).

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

          Consolidated Statements of Cash Flows - Years ended December 31, 1995, 1994, and 1993.

          Notes to Consolidated Financial Statements.


                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is included under the capital "Executive Officers of the Registrant" in Item 1 hereof and included under the captions "Election of Directors" and "Section 16(a) Reporting" in Registrant's Proxy Statement for its Annual Meeting of Shareholders for 1996, which information is incorporated herein by reference to the draft of the Proxy Statement filed herewith as Exhibit 13(b).

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 is included under the capital "Compensation of Directors," under the captions "Executive Compensation," Executive Compensation and Benefits Committee Report on Executive Compensation" and "Performance Graph" in Registrant's Proxy Statement for its Annual Meeting of Shareholders for 1996, which information is incorporated herein by reference to the draft of the Proxy Statement filed herewith as Exhibit 13(b).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is included under the caption "Security Ownership of Certain Beneficial Owners and Management," in the Registrant's Proxy Statement for its Annual Meeting of Shareholders for 1996, which information is incorporated herein by reference to the draft of Proxy Statement filed herewith as Exhibit 13(b).




ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is included under the caption "Executive Compensation," Transactions with Certain Affiliated Persons" and "Compensation Committee Interlocks and Insider Participants" in the Registrant's Proxy Statement for its Annual Meeting of Shareholders for 1996, which information is incorporated herein by reference to the draft of Proxy Statement filed herewith as Exhibit 13(b).


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Form 10-K Annual Report:

     (1)  Financial Statements:

     The Report of Independent Auditors and Consolidated Financial Statements of the Registrant are incorporated herein by reference to the Registrant's Annual Report to Shareholders for the year ended December 31, 1995, as noted in
Item 8 hereof, a revised copy of which is filed as Exhibit 13(a).

     Consolidated Balance Sheet - December 31, 1995 and 1994

     Consolidated Statements of Income - Years ended December 31, 1995, 1995, and 1993

     Consolidated Statements of Shareholders' Equity - Years ended December 31, 1995, 1994, and 1993

     Consolidated Statements of Cash Flows - Years ended December 31, 1995, 1994, and 1993

     Notes to Consolidated Financial Statements


     (2)  Financial Statement Schedules:

     Schedule I  - Condensed Financial Information of Registrant
     Schedule II - Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and therefore have been omitted.

     (3)  Exhibits:

     See the Exhibit Index in this Form 10-K Annual Report. The following Exhibits listed in the Exhibit Index are filed with this Amendment to Form 10-K Annual Report:

     13(a)     -    Annual Report to Shareholders for the year ended December
                    31, 1995, as revised.

     13(b)     -    Draft of Proxy Statement for 1996 Annual Meeting of
                    Shareholders.

     23(a)     -    Consent of Ernst & Young LLP

(c)  Exhibits being filed herewith are listed in response to Item 14(a)(3)




                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

LYNCH CORPORATION


By:s/ROBERT E. DOLAN
     ROBERT E. DOLAN
     Chief Financial Officer (Principal
       Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                Capacity                 Date

* MARIO J. GABELLI       Chairman of the Board of
  MARIO J. GABELLI             Directors and Chief             April 29, 1996
                               Executive Officer
                                (Principal Executive Officer)


* MORRIS BERKOWITZ            Director                         April 29, 1996
  MORRIS BERKOWITZ

* E. VAL CERUTTI              Director                         April 29, 1996
  E. VAL CERUTTI

* PAUL J. EVANSON             Director                         April 29, 1996
  PAUL J. EVANSON

* SALVATORE MUOIO             Director                         April 29, 1996
  SALVATORE MUOI0

* RALPH R. PAPITTO            Director                         April 29, 1996
  RALPH R. PAPITTO

* PAUL P. WOOLARD             Director                         April 29, 1996
  PAUL P. WOOLARD


s/ROBERT E. DOLAN             Chief Financial Officer
  ROBERT E. DOLAN             (Principal Financial
                               and Accounting Officer)         April 29, 1996



*by s/ROBERT A. HURWICH
      ROBERT A. HURWICH
      Attorney-in-fact