Form 10-K/A
period 1995-12-31
LYNCH CORP
filed 1996-05-14
CIK 61004

FORM 10-K/A(2)

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

8 Sound Shore Drive, Suite 290, Greenwich, CT                    O6830
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

ITEM 2.   PROPERTIES

     Item 2 is hereby amended by adding a new paragraph after the eighth paragraph of Item 2 which reads as follows: "During 1995, Registrant's manufacturing facilities generally operated in the aggregate at a relatively high level of capacity utilization."



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Item 9 is hereby amended b substituting "Form 8-K/A-1" for "Form 8-K" in Item 9.



ITEM 11.  EXECUTIVE COMPENSATION

     Item 11 is hereby amended by adding the following sentence at the end of Item 11: "The Performance Graph in the Proxy Statement shows that Registrant's Common Stock under performed the American Stock Exchange Market Value Index and the American Stock Exchange Service Industry Index in 1991 and 1993 and outperformed said indices in 1992, 1994, and 1995."


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K

     (a)(3) The following Exhibit is being filed with this Amendment as an Exhibit to the Form 10-K Annual Report:

     Exhibit 99 - Form 8-K/A-1, dated March 19, 1996

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

     Signature           Capacity                      Date

* MARIO J. GABELLI           Chairman of the Board of
  MARIO J. GABELLI             Directors and Chief             May 13, 1996
                               Executive Officer

                                (Principal Executive Officer)




* MORRIS BERKOWITZ            Director                         May 13, 1996
  MORRIS BERKOWITZ

* E. VAL CERUTTI              Director                         May 13, 1996
  E. VAL CERUTTI

* PAUL J. EVANSON             Director                         May 13, 1996
  PAUL J. EVANSON

* SALVATORE MUOIO             Director                         May 13, 1996
  SALVATORE MUOI0

* RALPH R. PAPITTO            Director                         May 13, 1996
  RALPH R. PAPITTO

* PAUL P. WOOLARD             Director                         May 13, 1996
  PAUL P. WOOLARD


s/ROBERT E. DOLAN             Chief Financial Officer
  ROBERT E. DOLAN             (Principal Financial

                               and Accounting Officer)          May 13, 1996




*by s/ROBERT A. HURWICH
      ROBERT A. HURWICH
      Attorney-in-fact