Form 10-Q
period 1996-03-31
LYNCH CORP
filed 1996-05-15
CIK 61004

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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

Yes  X    No

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.


          Class                                    Outstanding at May 1, 1996
Common Stock, no par value                                  1,390,579

                              INDEX

                LYNCH CORPORATION AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION


Item 1.      Financial Statements (Unaudited)

                  Condensed Consolidated Statement of Operations:
                    - Three months ended March 31, 1996 and 1995

                  Condensed Consolidated Balance Sheet:
                    - March 31, 1996
                    - December 31, 1995 (Audited)

                  Condensed Consolidated Statement of Cash Flows:
                    - Three months ended March 31, 1996 and 1995

                  Notes to Condensed Consolidated Financial Statements


Item 2. Managements's Discussion and Analysis of Financial Condition and Results of Operations




PART II.  OTHER INFORMATION


Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

Part 1- FINANCIAL INFORMATION
- -----------------------------
Item 1- Financial Statements
- ----------------------------

                LYNCH CORPORATION AND SUBSIDIARIES
                ----------------------------------
         CONDENSED CONSOLIDATED  STATEMENT OF OPERATIONS
          ----------------------------------------------
                           (UNAUDITED)
                 (In thousands, except share amounts)

                                                      Three Months
                                                     Ended March 31
                                                     --------------
                                                  1996           1995
                                               ----------     ----------

SALES AND REVENUES
  Multimedia                                   $    6,715     $    5,685
  Services                                         30,506         26,803
  Manufacturing                                    73,709         37,300
                                               ----------     ----------
                                                  110,930         69,788
                                               ----------     ----------

Costs and expenses:
  Multimedia                                        4,610          4,225
  Services                                         28,561         24,233
  Manufacturing                                    61,234         30,236
  Selling and administrative                       10,615          7,060
                                               ----------     ----------
OPERATING PROFIT                                    5,910          4,034

Other income (expense):
  Investment Income                                   433            884
  Interest expense                                 (3,954)        (2,204)
  Share of operations of affiliated companies          19            (70)
  Gain on Sale of Stock by Subsidiary                  44              0
                                               ----------     ----------
                                                   (3,458)        (1,390)
                                               ----------     ----------

INCOME BEFORE INCOME TAXES AND
  MINORITY INTERESTS                                2,452          2,644

Provision for income taxes                           (963)        (1,096)
Minority interests                                   (288)          (423)
                                               ----------     ----------
NET INCOME                                         $1,201         $1,125
                                               ----------     ----------
Weighted average shares outstanding             1,397,000      1,401,000
                                               ==========     ==========
NET INCOME PER SHARE                                $0.86          $0.80
                                               ==========     ==========

                LYNCH CORPORATION AND SUBSIDIARIES
                -----------------------------------
               CONDENSED CONSOLIDATED BALANCE SHEET
               ------------------------------------
                          (In thousands)

                                               March 31        December 31
                                                  1996            1995
                                               (Unaudited)         (A)
                                               -----------     -----------
ASSETS

CURRENT ASSETS:
 Cash and Cash Equivalents                       $ 23,204        $ 15,921
 Marketable Securities and
   Short-Term Investments                           6,409          11,432
 Receivables, less Allowances of
   $ 1286 and $1732                                52,959          52,306
 Inventories                                       33,911          33,235
 Deferred Income Tax Benefits                       3,944           3,944
 Other Current Assets                               7,016           6,810
                                                 --------        --------
  Total Current Assets                            127,443         123,648

PROPERTY, PLANT AND EQUIPMENT:
 Land                                               2,068           2,068
 Buildings and Improvements                        17,725          16,675
 Machinery and Equipment                          132,602         128,397
                                                 --------        --------
                                                  152,395         147,140
 Less Accumulated Depreciation                     40,053          36,093
                                                 --------        --------
 Net Property, Plant and Equipment                112,342         111,047

INVESTMENT IN AND ADVANCES
 TO AFFILIATED COMPANIES                            9,356           8,982
ACQUISITION INTANGIBLES                            51,843          53,060
OTHER ASSETS                                        7,449           5,702
                                                 --------        --------
Total Assets                                     $308,433        $302,439
                                                 ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes Payable to Banks                         $  8,789        $  9,622
  Trade Accounts Payable                           24,528          20,147
  Accrued Liabilities                              28,338          28,545
  Current Maturities of Long-Term Debt             38,419          39,708
                                                 --------        --------
         Total Current Liabilities                100,074          98,022

LONG-TERM DEBT                                    139,485         138,029
DEFERRED INCOME TAXES                              17,912          17,912
MINORITY INTERESTS                                 13,532          12,964

SHAREHOLDERS' EQUITY
 COMMON STOCK, NO PAR VALUE-10,000,000 SHARES
  AUTHORIZED; 1,471,191 shares issued
  (at stated value)                                 5,139           5,139
 ADDITIONAL PAID - IN CAPITAL                       8,425           7,873
 RETAINED EARNINGS                                 24,977          23,776
 TREASURY STOCK OF 80,612 AND 92,528
  SHARES, AT COST                                  (1,111)         (1,276)
                                                 --------        --------
Total Shareholders' Equity                         37,430          35,512
                                                 --------        --------
Total Liabilities and Shareholders' Equity       $308,433        $302,439
                                                 ========        ========

(A) The Balance Sheet at December 31,1995 has been derived from the Audited
Financial Statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                LYNCH CORPORATION AND SUBSIDIARIES
                ----------------------------------
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
          ---------------------------------------------
                           (UNAUDITED)
                         (In thousands)

                                                  Three Months Ended
                                                     March 31
                                               ----------      ----------
                                                  1996            1995
                                               ----------      ----------
OPERATING ACTIVITIES


Net Income                                      $  1,201         $  1,125
Adjustments to reconcile net income to net
  cash provided by operating activities:
 Depreciation and amortization                     3,931            2,550
 Net effect of sales of trading securities         5,023            2,726
 Share of operations of affiliated companies         (19)              70
 Minority interests                                  288              423
 Changes in operating assets and liabilities:
  Receivables                                       (653)           5,876
  Inventories                                       (676)         (12,193)
  Accounts payable and accrued liabilities         4,174            4,402
  Other                                           (2,008)             (90)
                                                 --------        --------

NET CASH FROM OPERATING ACTIVITIES                 11,261           4,889
                                                 --------        --------
INVESTING  ACTIVITIES

Capital Expenditures                               (3,906)         (3,101)
Other                                                (327)                     0
                                                 --------        --------

NET CASH USED IN INVESTING ACTIVITIES              (4,233)         (3,101)
                                                 --------        --------

FINANCING ACTIVITIES

Repayments of debt, net                              (741)           (482)
Treasury stock transactions                           723               0
Minority interest transactions                        273            (117)
                                                 --------        --------
NET CASH FROM  (USED IN)FINANCING ACTIVITIES          255            (599)
                                                 --------        --------
Net increase  in cash and cash equivalents          7,283           1,189
Cash and cash equivalents at
  beginning of period                              15,921          18,010
                                                 --------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD       $ 23,204        $ 19,199
                                                 ========        ========


See Notes to Condensed Consolidated Financial Statements.




        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A.  Subsidiaries of the Registrant

The present operating subsidiaries of the Registrant are as follows:

             Lynch Multimedia Corporation
               CLR Video LLC (60% owned)
             Lynch Telecommunications Corporation
               Lynch Telephone Corporation (80.1% owned)
                 Western New Mexico Telephone Company, Inc.
                 WNM Communications Corporation
               Lynch Telephone Corporation II (83.0% owned)
                 Inter-Community Telephone Company
               Lynch Telephone Corporation III (81% owned)
                 Cuba City Telephone Exchange Company
                 Belmont Telephone Company
                 Lafayette County Satellite TV, Inc.
             Brighton Communications Corporation
               Lynch Telephone Corporation IV
                 Bretton Woods Telephone Company
               Lynch Telephone Corporation VI (98% owned)
                 J.B.N. Telephone Company, Inc.
                   J.B.N. Finance Corporation
               Lynch Telephone Corporation VII
                 USTC Kansas Inc.
                   Haviland Telephone Company
                     Haviland Finance Corporation
             Global Television Inc.
             Lynch Entertainment Corporation
               Coronet Communications Company (20% owned)
             Lynch Entertainment Corporation II
               Capital Communications Corporation (49% owned)
             The Morgan Group, Inc. (equity ownership 49%
                   - voting ownership 64%)
               Morgan Drive Away, Inc.
                 Transport Services Unlimited, Inc.
               Interstate Indemnity Inc.
                 Morgan Finance, Inc.
      Lynch Capital Corporation
             Lynch Manufacturing Corporation
               Lynch Machinery, Inc. (90% owned)
                 Tri-Can International, Ltd.
               M-tron Industries, Inc. (94% owned)
                 M-tron Industries, Ltd.
              Spinnaker Industries, Inc. (previously named Safety Railway
                Service Corporation) (78% owned)
                 Central Products Acquisition Corp.
                 Brown-Bridge Industries, Inc. (80.1% owned)
                 Entoleter, Inc.
               Lynch International Exports, Inc.




B.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.


C.   Acquisitions

On October 4, 1995, Central Products Acquisition Corp., a wholly-owned subsidiary of Spinnaker Industries, Inc. (an 78% owned subsidiary of Lynch) acquired from Alco Standard Corporation ("Alco"), the assets and stock of Central Products Company. Central Products manufactures a wide variety of carton sealing tapes and related equipment. The cost of the acquisition was $80.0 million. As a result of this transaction, the Company recorded $27.2 million in goodwill which is being amortized over 25 years. This transaction was accounted for as a purchase, and accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair market value.

The operating results of the acquired companies are included in the consolidated statements of operations from their respective acquisition dates. The following combined proforma information shows the results of the Registrant's operations presented as through the purchase of Central Products had been made at the beginning of 1995.

                                            First Quarter Ended
                                                 March 31
                                             1996          1995
                                            (In thousands, except
                                                 per share data)
Sales and Revenues                       $110,930        $100,798
Operating Profit                            5,910           7,224
Net Income                                  1,201           1,743
Net Income per Share                         0.86            1.24


D.   Inventories


Inventories are stated at the lower of cost or market value. At March 31, 1996, inventories were valued by three methods: last-in, first-out (LIFO) - 56%, specific identification - 40%, and first-in, first-out (FIFO) - 4%. At December 31, 1995, the respective percentages were 58%, 38%, and 4%.

                                              In Thousands
                                         3-31-96      12-31-95

Raw materials and supplies               $11,572    $10,676
Work in process                           10,322     10,286
Finished goods                            12,017     12,273
  TOTAL INVENTORIES                      $33,911    $33,235


E.   Indebtedness

On a consolidated basis, at March 31, 1996, the Registrant maintains short-term and long term lines of credit facilities totaling $81.6 million, of which $30.2 million is available. Lynch Corporation, the Parent Company, maintains a $12.0 million short term line of credit facility, of which $6.8 million was available at March 31,1996. This facility has recently been extended to April 15, 1997. Spinnaker Industries, Inc. maintains lines of credit at its subsidiaries which total $45.5 million, of which $11.7 million was available at March 31, 1996 and The Morgan Group maintains lines of credit totaling $18.0 million, $10.5 million of which was available at March 31, 1996. These facilities as well as facilities at other subsidiaries of the Registrant, generally limit the credit available under the lines of credit to certain variables, such as inventories and receivables, are secured by the operating assets of the subsidiary, and include various financial covenants. At March 31, 1996, $3.4 million of these total facilities expire within one year.

       Long-term debt consists of (all interest rates are weighted averages, where applicable at March 31, 1996):

                                                         In Thousands
                                                    3-31-96   12-31-95

Rural Electrification Administration and
  Rural Telephone Bank notes payable
  in equal quarterly installments through
  2023 at fixed rates (3.5%)                        28,251      27,543
Bank credit facilities utilized by
  certain telephone and telephone
  holding companies at both 9.5% fixed
  and 8.9% variable rates                           28,140      28,255
Unsecured notes issued in connection
  with telephone company acquisitions
  at 10% fixed rate                                 16,120      16,149
Debt associated with Central Products:
  Revolving line of credit 9.25% variable rate      13,223      14,126
  Term loan 9.5% variable rate                      35,250      35,625
  Notes to seller 9.2% variable rate                30,000      30,000
Bank debt associated with Brown-Bridge
   at variable rates 9.5%:
  Revolving line of credit                          12,611      12,646
  Term loan                                          6,112       6,691
Other                                                8,197       6,702
                                                   177,904     177,737
          Current Maturities                       (38,419)    (39,708)
                                                  $139,485    $138,029

In general, the long-term debt credit facilities are secured by property, plant and equipment, inventory, receivables and common stock of certain subsidiaries and contain certain covenants restricting distributions to the Registrant.

As part of Spinnaker's acquisition of Central Products Company from Alco Standard on October 4, 1995 (see note C), Alco provided two loans totaling $25 million and received the right to sell these notes to Spinnaker and demand payment (the "Put Agreement"). Lynch agreed to guarantee the notes and provide funds for the Put Agreements. As of January 2, 1996, Alco exercised the rights under the Put Agreement to sell the notes back to Spinnaker and in connection therewith, as described below, Spinnaker entered into a new financing agreement with the seller and a third party to make a partial principal payment on the note and replace the balance with a new financing arrangement.

On April 5, 1996, Spinnaker entered into an agreement with a third party for an $8.5 million bridge loan. The bridge loan is due on December 30, 1996, and if not paid will convert into a 5 year term loan. The third party will be entitled to receive a warrant to purchase 2.5% of the common equity of Spinnaker for each quarter the term loan is outstanding up to 20% on a fully diluted basis, of the common equity of Spinnaker. The bridge loan bears interest at the greater of the LIBOR reference rate or the Treasury rate plus 5% for the first 90 days, then incrementally increasing by .25% for every subsequent 90 day period.

On April 5, 1996, the rate in effect was 10.4%. Spinnaker may also fix the rate at 18% if the floating rate increases to or above that rate. The bridge loan and term loan include a payment in kind ("PIK") feature that allows Spinnaker to pay an interest in excess of 16% (the maximum cash interest) by issuing additional bridge notes. Also on April 5, 1996, an entity affiliated with Richard J. Boyle and Ned N. Fleming III ("BF"), the Company's Chairman and Chief executive Officer and President, respectively, exercised warrants to purchase 187,476 share of Spinnaker's common stock resulting in proceeds of $500,000 which will be used by the Company to make scheduled interest payment on the bridge loans. The Company has pledged its shares of Spinnaker stock to secure such loans. The agreement requires BF to continue to exercise its warrants to provide funds to satisfy the outstanding interest that will be due on the bridge loan and term loans. Spinnaker is actively pursuing various alternatives to refinance the indebtedness of Spinnaker and its subsidiaries, including refinancing the bridge loan before it matures. There can be no assurance that Spinnaker can successfully complete any such refinancing.

       Concurrently with the closing of the bridge loan, Spinnaker paid Alco $7.5 million of which $5.5 million was a principal payment on the $25 million note, approximately $1.0 million related to accrued interest and $1.0 million was applied toward a $1.75 million purchase price for a warehouse facility in Denver, Colorado. The unpaid balance of the $25 million note, together with the balance due on the warehouse facility was restructured into a series of new convertible subordinated notes consisting of the following:

  (a) A 7%, $6 million convertible subordinated note that automatically converts including accrued interest, into Spinnaker common stock 30 days after the execution of the note at a conversion price per share of approximately $35. After conversion, Alco is entitled to sell the shares. If the proceeds of this sale are less than $6 million, Spinnaker is required to pay the difference between $6 million and the sales proceeds to Alco either in cash or an equivalent number of common shares;

  (b) A 7%, $7 million convertible subordinated note due April 1997. The note contains a PIK feature that allows Spinnaker, at its option, to satisfy the interest by increasing the principal amount of the note. However, if Spinnaker selects the PIK option, the interest rate on the note is 9%. All or any part of this note can be converted at Alco's option into shares of Spinnaker's common stock after April 1, 1997 at the then market price; and

  (c) A 7%, $7.25 million convertible subordinated note due April 1998. The note contains a PIK feature that allows Spinnaker, at its option, to satisfy interest by increasing the principal amount of the note. However, if Spinnaker selects the PIK option, the interest rate on the note is 9%. All or any part of this note can be converted at Alco's option into shares of Spinnaker stock after April 1, 1998 at the then current market price.

Based on the terms of the bridge loan and the restructured subordinated notes with Alco, the Company has classified the $25 million subordinated notes to Alco as long-term.


F.   Income Taxes

The income tax provision includes federal, as well as state and local taxes.
The tax provisions for the three months ending March 31, 1996 and 1995 represent effective tax rates of 40.0% and 41.5%, respectively. The rates differ from the federal statutory rate principally due to the effect of state income taxes, amortization of goodwill, and, in 1995 a valuation reserve provided on the benefit associated with the Registrant's equity in losses of Capital Communications Corporation.


G.   Capital Stock

In 1987 and 1992, the Board of Directors authorized the purchase of up to a total of 300,000 shares of Common Stock of the Registrant. These shares will be retained as treasury stock for future use as required. Through March 31, 1996, the Registrant had purchased 230,861 shares of Common Stock to date at an average price of $13.15.


H.    Earnings Per Share

Earnings per common and common equivalent share amounts are based on the average number of common shares outstanding during each period, assuming the exercise of all stock options having an exercise price less than the average market price of the common stock using the treasury stock method. Fully diluted earnings per share reflect the effect, where dilutive, of the exercise of all stock options having an exercise price less than the greater of the average or closing market price at the end of the period of the Common Stock of the Registrant using the treasury stock method.


Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Sales and Revenues

Revenues for the first quarter of 1996 increased by $41.1 million or 59.0% from the first quarter of 1995. Contributions to the overall increase from the multimedia, services and manufacturing segments were 3%, 9%, and 88%, respectively. The acquisition of Central Products Company by Spinnaker Industries, on October 4, 1995, was the predominant cause of the increase. Central Products, with revenues of $32.0 million in the first quarter of 1996, represented 88% of the increase in the manufacturing segment and 78% of the overall increase in the Registrant's revenues. Revenues at Brown Bridge Industries increased by $4.2 million as a result of recently obtained
contracts.   Revenues at the Morgan Group, Inc. increased by $3.7 million reflecting increased demand in manufactured housing and the results of Transfer Drivers, Inc., which was acquired on May 22,1995, offset by a decline in recreational vehicle shipments.

On a prospective basis, the inclusion of the Central Products operation for a full year is expected to result in increased reported revenues by the Registrant in the second and third quarters of 1996 versus the respective prior year periods.


Operating Profit

Operating profit for the first quarter of 1996, increased by $1.9 million, or 46.5%, from the first quarter of 1995. On a segment basis, multimedia and manufacturing operations increased by $0.8 million and $2.2 million, respectively, while the operating profit of the services segment declined by $0.7 million. The inclusion of the Central Products operations in the first quarter of 1996 increased operating profit by $2.0 million. Improved results at Brown Bridge, contributed $0.2 million to the operating profit improvement. Within the multimedia segment, the inclusion of CLR Video, which acquired a 4,500 cable operation on December 1, 1995, contributed $0.1 million in operating profit for the quarter. In addition, the increased level of capital expenditures by our telephone operations, resulted in increased revenue recovery and operating profit in 1996. The decline in operating profit at The Morgan Group of $0.8 million, resulted from reduced recreational vehicle margins due with reduced demand plus higher safety and information technology initiatives.

On a prospective basis, the inclusion of Central Products is expected to result in increased reported operating profit by the Registrant in the second and third quarters of 1996 versus the respective prior year periods.


Other Income (Expense), Net

Investment income in the first quarter of 1996 was $0.5 million lower than the first quarter of the previous year due to decreased net marketable securities gains plus lower investments in securities generating current investment income.

Interest expense in the first quarter of 1996 was $1.8 million higher than the first quarter of the previous year due to interest expense associated with the acquisitions of Central Products and CLR Video of $1.7 million and $0.1 million, respectively. Offsetting this increase was a $0.1 million decrease in interest expense associated with other lower borrowing levels.

       As described in Note E to the Condensed Consolidated Financial Statements, as part of Spinnaker's acquisition of Central Products, Spinnaker issued to Alco a $6 million Convertible Subordinated Note that automatically converts into Spinnaker Common Stock 30 days after the execution of the Note at a conversion price per share of approximately $35. Accordingly, in early May, 1996, this Note converted into shares of Spinnaker stock. Also as noted, Spinnaker is required to pay the difference between $6 million and the sales proceeds of the shares by Alco.

       As it is the accounting policy of the Registrant to recognize gains and losses on the sale of subsidiary stock, the conversion of this Note would result in a significant gain to the Registrant.


Tax Provision

The income tax provision includes federal, as well as state and local taxes.
The tax provisions for the three months ended March 31, 1996 and 1995, represent effective tax rates of 40.0% and 41.5%, respectively. The rates differ from the federal statutory rate principally due to the effect of state income taxes, amortization of goodwill, and, in 1995, a valuation reserve provided on the benefit associated on the Registrant's equity in losses in Capital Communications Corporation.


Minority Interest

Minority interest was $0.1 million lower in the first quarter of 1996 versus the first quarter of 1995, due to a lower contribution of The Morgan Group to the 1996 results. In the first quarter of 1995, minority interest expense associated with The Morgan Group was $0.2 million.


Net Income (Loss)

Net income for the three months ended March 31, 1996 was $1.2 million, or $0.86 per share, in comparison to net income for the three months ended March 31, 1995 of $1.0 million, or $0.80 per share.


Backlog/New Orders

Total backlog of manufactured products at March 31, 1996 was $34.4 million, which represents a slight increase from the backlog of $34.0 million at December 31, 1995. Within the manufacturing group, the backlog at Brown Bridge and M-tron decreased by $1.6 million and $0.3 million, respectively, and Lynch Machinery's increased by $1.2 million.


Liquidity/Capital Resources

At March 31, 1996, the Registrant had $29.6 million in cash and short-term investments, $2.5 million of which was at the Parent Company, which was $2.2 million more than the amount reported at December 31, 1995. Working capital at March 31, 1995, was $27.4 million compared to $25.6 million at December 31, 1996. Total debt was $186.7 million at March 31, 1996 compared to $187.4 million at December 31, 1995. As reported in the Registrant's Statement of Consolidated Cash Flow, during the three months ended March 31, 1996, operating activities generated $11.3 million in cash, investing activities (utilized) $4.2 million, and financing activities generated $0.3 million.
The respective amounts for the three months ended March 31, 1995 were $4.9 million, $3.1 million and ($0.6 million), respectively. A significant build up of inventories at Lynch Machinery in the first quarter of 1995 was primarily responsible for the significant fluctuation in cash generated from operating activities between the two periods. Registrant maintains an active acquisition program and generally finances each acquisition with a significant component of debt. This acquisition debt contains restrictions on the amount of readily available funds that can be transferred to the Parent Company from its subsidiaries. At March 31, 1996, the Registrant has $30.2 of unused short-term and long-term lines of credit facilities, $6.8 million of which applied to the Parent Company.

Subsidiaries of the Registrant hold limited partnership interests in and have loan commitments to five partnerships which were the winning bidders on an aggregate of 31 licenses in the Federal Communications Commission's recently concluded C-Block auction for 30 megahertz of broadband spectrum to be used for personal communications services (PCS). See Item 5 below. The licenses have an aggregate purchase price of $215 million, after a 25% bidding credit that the FCC provides to "small businesses." Under FCC regulations, 5% of the purchase price of the licenses is due May 15, 1996 and 5% is due at the time the licenses are awarded, which are expected to occur in the summer of 1996. The remaining 90% will be funded by a loan from the U.S. Government with a ten-year life with principal payments beginning in year seven.

Registrant's subsidiaries have an aggregate commitment to loan the partnerships $41.8 million, $6.4 million of which has been met as of March 31, 1996, to be utilized principally by the partnerships to fund down payments on the licenses and interest payments on the Government loans. The Registrant is pursuing various alternatives to obtain the financing necessary to meet this current funding commitment, but there can be no assurance that the Registrant can successfully complete any such financing. In addition, the Registrant expects that either directly or through the above entities or through other potential joint ventures, to participate in the scheduled FCC auction of 10 megahertz of spectrum also to be used for personal communications services, the so called "D-E-F" block auction. The funding aspects of the acquisition of licenses and the subsequent mandatory build out requirements plus the amortization of the license, could significantly and materially impact Registrant's reported net income over the next several years. Under the current structure, the ramifications of this would not impact reported revenues and operating profit in the future.




PART II OTHER INFORMATION

Item 5.     Other Information

       Subsidiaries of Registrant are 49.9% limited partners in Aer Force Communications, L.P., Southeast Wireless Communications, L.P., Fortunet Wireless Communications L.P., High Country Communications, L.P. and New England Wireless Communications, L.P. (collectively the "PCS Partnerships"). In the Federal Communications Commission ("FCC")'s recently concluded 30 megahertz C-Block auction (restricted to small businesses and certain other qualifying bidders) of personal communications services ("PCS") licenses, the PCS Partnerships won 31 licenses in 17 states covering a population of approximately 7 million. The licenses have an aggregate purchase price of $288 million before a 25% bidding credit.

       Under FCC rules, the PCS Partnerships are required to make a down payment equal to 10% of the cost (net of bidding credits) of the licenses ($21.5 million), half of which is due on May 15, 1996 and the other half of which is due five business days after the grant of the licenses. The Government is providing 10 year financing, interest only for the first six years, for the remaining 90%. Registrant's subsidiaries have entered into agreements to loan the PCS Partnerships in the aggregate $41.8 million to be utilized by the PCS Partnerships to fund down payments on the licenses, interest payments on the Government loans and certain other partnership expenses. The 50.1% general partners have no obligation to provide loans or additional funds to the PCS Partnerships. The grant of licenses won in the auction is subject to the FCC's application and review process, in which other bidders and the FCC have the right to challenge the PCS Partnerships' qualifications. FCC rules also impose build-out requirements that require licensees to provide adequate service to at least one-third of the population in the licensed area within five years from the date of grant and two-thirds within ten years. There are also substantial restrictions on the transfer of control of PCS licenses, including no transfers in the first three years. There are many risks relating to PCS, including without limitation, the possibility of challenges to licenses, raising the substantial funds required to pay for the licenses and the build out, determining the best way to develop the licenses and which technology to utilize, the small size and limited resources of the PCS Partnerships compared to other potential competitors, existing and changing regulatory requirements, and actually building out and operating the licenses profitably in a highly competitive environment (including already established cellular telephone operators and other new PCS licensees). There can be no assurance that any licenses granted to the PCS Partnerships can be successfully financed, developed and/or operated.


       Registrant will request Spinnaker Industries, Inc. ("Spinnaker")'s Board of Directors to give the 90 day notice of termination under Spinnaker's Management Agreement with Boyle, Fleming, George & Co., Inc., with the intent of having Messrs. Boyle and Fleming, Chairman and Chief Executive Officer and President, respectively, enter into employment arrangements with Spinnaker.



Item 6.     Exhibits and Reports on Form 8-K

       (a)  Exhibits:

            10(w)(i) - Amendment No. 1 to the Loan Agreement, dated as of November, 1996, between Lynch PCS Corporation A and Aer Force Communications, L.P. (amendments in similar form are being entered into with respect to the other Loan Agreements).

            27-Financial Data Schedule

       (b)  Reports on Form 8-K

            On January 4, February 2, March 1, March 14, and April 19,1996, Registrant filed Amendments (2)-(6), respectively, to its Form 8-K, dated October 4, 1995, with respect to the Central Products acquisition and financing. On March 20, 1996, Registrant filed a Form 8-K, dated March 13, 1996, with respect to a change of independent accountants at Registrant's subsidiary, The Morgan Group, Inc. and with respect to the pending acquisition of Dunkirk & Fredonia Telephone Company, which was amended on April 4, 1996.








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

May 15, 1996