Form 10-K/A
period 1995-12-31
LYNCH CORP
filed 1996-05-29
CIK 61004

FORM 10-K/A(3)

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K

     Item 14(a)(1) is hereby amended by substituting for the Report of Ernst & Young LLP incorporated by reference to Exhibit 13(a) to Form 10-K/A for the year ended December 31,1995 to following Report of Ernst & Young LLP:


                  Report of Independent Auditors

Shareholders and Board of Directors
Lynch Corporation


We have audited the accompanying consolidated balance sheets of Lynch Corporation and subsidiaries ("Lynch Corporation") as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Central Products Company, a wholly-owned subsidiary of Spinnaker Industries, Inc. (an 83% owned subsidiary of Lynch Manufacturing, a wholly-owned subsidiary of Lynch Corporation), which statements reflect total assets of $94,492,000 as of December 31, 1995 and total revenues of $30,581,000 for the three month period ended December 31, 1995 and the financial statements of The Morgan Group, Inc. and subsidiaries, a subsidiary in which the Company has a 64% voting interest, which statements reflect total assets of $30,796,000 and $28,978,000 as of December 31, 1995 and 1994, respectively and total revenues of $122,303,000 and $101,880,000 for the years then ended and the financial statements of Coronet Communications Company and Capital Communications Company, Inc. (corporations in which the Company has a 20% and 49% interest, respectively). Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for Central Products Company, The Morgan Group, Inc. and subsidiaries, Coronet Communications Company and Capital Communications Company, Inc., is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

Since the date of completion of our audit of the accompanying financial statements and initial issuance of our report thereon dated February 29, 1996, which report contained an explanatory paragraph regarding the Company's ability to continue as a going concern, the Company, as discussed in Note 6, has completed a debt financing arrangement to refinance the $25 million subordinated notes on a long-term basis. Therefore, the conditions that raised substantial doubt about whether the Company will continue as a going concern no longer exist.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lynch Corporation and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 1994 the Company changed its method of accounting for marketable securities.

As discussed in Note 9 to the financial statements, in 1993 the Company changed its method of accounting for income taxes.


                                   Ernst & Young LLP

Stamford, Connecticut
February 29, 1996, except for Note 6,
as to which the date is April 8, 1996



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

     Signature           Capacity                      Date

* MARIO J. GABELLI           Chairman of the Board of
  MARIO J. GABELLI             Directors and Chief             May 29, 1996
                               Executive Officer
                                (Principal Executive Officer)


* MORRIS BERKOWITZ            Director                         May 29, 1996
  MORRIS BERKOWITZ

* E. VAL CERUTTI              Director                         May 29, 1996
  E. VAL CERUTTI

* PAUL J. EVANSON             Director                         May 29, 1996
  PAUL J. EVANSON

* SALVATORE MUOIO             Director                         May 29, 1996
  SALVATORE MUOI0

* RALPH R. PAPITTO            Director                         May 29, 1996
  RALPH R. PAPITTO

* PAUL P. WOOLARD             Director                         May 29, 1996
  PAUL P. WOOLARD


s/ROBERT E. DOLAN             Chief Financial Officer
  ROBERT E. DOLAN             (Principal Financial
                               and Accounting Officer)         May 29, 1996



*by s/ROBERT A. HURWICH
      ROBERT A. HURWICH
      Attorney-in-fact