Form 10-Q
period 1996-06-30
LYNCH CORP
filed 1996-08-14
CIK 61004

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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


          Class                                    Outstanding at August 1, 1996
Common Stock, no par value                                  1,390,579

                               INDEX

                LYNCH CORPORATION AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION


Item 1.      Financial Statements (Unaudited)

                  Condensed Consolidated Statement of Operations:
                    - Three months ended June 30, 1996 and 1995
                    - Six months ended June 30, 1996 and 1995

                  Condensed Consolidated Balance Sheet:
                    - June 30, 1996
                    - December 31, 1995 (Audited)

                  Condensed Consolidated Statement of Cash Flows:
                    - Six months ended June 30, 1996 and 1995

                  Notes to Condensed Consolidated Financial Statements


Item 2. Managements's Discussion and Analysis of Financial Condition and Results of Operations




PART II.  OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

Part 1- FINANCIAL INFORMATION
Financial Statements


                     LYNCH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               ----------------------------------------------

                                 (UNAUDITED)
                    (In thousands, except share amounts)

                                       Three Months            Six Months
                                       Ended June 30          Ended June 30
                                    --------------------------------------------
                                        1996     1995     1996      1995
SALES AND REVENUES                 --------------------------------------------

  Multimedia                         $  6,641 $  5,916  $ 13,356  $ 11,601
  Services                             36,698   31,555    67,204    58,358
  Manufacturing                        70,154   37,912   142,408    74,109
                                   --------------------------------------------
                                      113,493   75,383   222,968   144,068
                                  --------------------------------------------
Costs and expenses:
  Multimedia                            4,991    4,386     9,601     8,611
  Services                             33,944   28,388    62,505    52,621
  Manufacturing                        57,855   29,576   117,607    58,742
  Selling and administrative           11,320    8,724    21,935    15,784
                                     ------------------------------------------
OPERATING PROFIT                        5,383    4,309   11,320      8,310
Other income (expense):
  Investment income                       715      735    1,148      1,619
  Interest expense                     (4,241)  (2,221)  (8,185)    (4,412)
  Share of operations of
    affiliated companies                   47       76       66          6
  Gain on sale of stock
    by subsidiaries                     4,134       59    4,178         59
                                    --------------------------------------------
                                          655   (1,351)  (2,793)    (2,728)
                                    --------------------------------------------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES AND
  MINORITY INTERESTS                    6,038    2,958     8,527     5,582
Provision for income taxes             (2,449)  (1,177)   (3,426)   (2,265)
Minority interests                       (374)    (597)     (662)   (1,020)
                                    --------------------------------------------
INCOME FROM CONTINUING OPERATIONS       3,215    1,184     4,439     2,297
                                    --------------------------------------------
DISCONTINUED OPERATIONS:
  LOSS FROM OPERATIONS OF DIS-
  CONTINUED LYNCH TRI-CAN
  INTERNATIONAL(LESS APPLICABLE
  INCOME TAXES OF $76,17,90,and 9)       (125)     (28)     (148)     (16)

LOSS ON DISPOSAL OF LYNCH TRI-CAN
INTERNATIONAL INCLUDING PROVISION
OF $150 FOR OPERATING LOSSES
DURING PHASE-OUT PERIOD (LESS
APPLICABLE INCOME TAXES OF $305)         (595)       0      (595)       0
                                    --------------------------------------------
NET INCOME                           $  2,495 $  1,156  $  3,696 $  2,281
Weighted average                   ============================================
shares outstanding                 1,408,000  1,407,000   1,402,000  1,404,000

INCOME PER COMMON SHARE:
- --------------------------
INCOME FROM CONTINUING OPERATIONS       $2.28    $0.84     $3.17    $1.63
INCOME (LOSS) FROM
  DISCONTINUED OPERATIONS               (0.51)   (0.02)    (0.53    (0.01)
                                   --------------------------------------------
  INCOME PER COMMON SHARE               $1.77     $0.82     $2.64    $1.62
                                    ============================================


                         LYNCH CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEET
               ------------------------------------

                                             June 30   December 31
                                               1996            1995
                                             (Unaudited)     (A)
                                             -----------------------
ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents                      $ 21,026       $ 15,921
Marketable Securities and
 Short-Term Investments                           4,035         11,432
Receivables, Less Allowances
 of 1,314 and $1,732                             52,911         52,306
Inventories                                      38,431         33,235
Deferred Income Tax Benefits                      3,944          3,944
Other Current Assets                              8,760          6,810
                                               -----------------------
    Total Current Assets                        129,107        123,648

PROPERTY, PLANT AND EQUIPMENT:
 Land                                             2,086          2,068
 Buildings and Improvements                      19,609         16,675
 Machinery and Equipment                        141,786        128,397
                                               -----------------------
                                                163,481        147,140
Less Accumulated Depreciation                    45,660         36,093
                                               -----------------------
 Net PROPERTY, PLANT and EQUIPMENT              117,821        111,047

INVESTMENT IN AND ADVANCES TO
 AFFILIATE COMPANIES                             12,742          8,982
ACQUISITION INTANGIBLES                          52,489         53,060
OTHER ASSETS                                      8,304          5,702
                                               -----------------------
Total Assets                                   $320,463       $302,439
                                               =======================
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Notes Payable to Banks                         $10,765         $9,622
 Trade Accounts Payable                          22,771         20,147
 Accrued Liabilities                             27,247         28,545
 Current Maturities of Long-Term Debt            45,541         39,708
                                               -----------------------
 Total Current Liabilities                      106,324         98,022

LONG-TERM DEBT                                  138,444        138,029
DEFERRED INCOME TAXES                            19,619         17,912
MINORITY INTERESTS                               16,172         12,964

SHAREHOLDERS' EQUITY
 COMMON STOCK, NO PAR VALUE-10,000,000 SHARES
 AUTHORIZED: 1,471,191 shares issued
                    (at stated value)             5,139          5,139
 ADDITIONAL PAID - IN CAPITAL                     8,404          7,873
 RETAINED EARNINGS                               27,472         23,776
 TREASURY STOCK OF 80,612 AND
 92,528 SHARES, AT COST                          (1,111)        (1,276)
                                               -----------------------
 Total Shareholders' Equity                      39,904         35,512
                                               -----------------------
Total Liabilities and Shareholders' Equity     $320,463       $302,439
                                               =======================

(A) The Balance Sheet At December 31, 1995, has been derived from the Audited Financial Statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial information.

                LYNCH CORPORATION AND SUBSIDIARIES
             ----------------------------------------
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
           -------------------------------------------

                           (UNAUDITED)
                          (In thousands)

                                                    Six Months Ended
                                                        June 30
                                                  ---------- ----------
                                                     1996       1995
                                                  ---------- ----------
OPERATING ACTIVITIES
Net Income                                            3,696     2,281
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization                       8,249     5,144
  Net effect of sales of trading securities           7,397     1,375
  Deferred taxes                                      1,707         0
  Share of operations of affiliated companies           (66)       (6)
  Minority interests                                    662     1,020
  Gain on sale of stock by subsidiaries              (4,178)        0
  Changes in operating assets and liabilities:
    Receivables                                        (605)   (6,317)
    Inventories                                      (5,196)   (5,376)
    Accounts payable and accrued liabilities          1,326     4,836
    Other                                            (4,290)   (1,912)
                                                  ----------  ----------
NET CASH FROM OPERATING ACTIVITIES                    8,702     1,045
                                                  ----------  ----------
INVESTING  ACTIVITIES

Capital Expenditures                                 (9,786)   (7,314)
Acquisition of lines from U.S. West                  (4,680)        0
Investment in Personal Communications
  Services Partnerships                              (3,326)        0
Other                                                  (312)        0
                                                  ----------  ----------
NET CASH USED IN INVESTING ACTIVITIES               (18,104)   (7,314)
                                                  ----------  ----------
FINANCING ACTIVITIES

Borrowings of debt, net                              13,087     4,122
Treasury stock transactions                             723         0
Minority interest transactions                          697      (307)
                                                  ----------  ----------
NET CASH FROM FINANCING ACTIVITIES                   14,507     3,815
                                                  ----------  ----------
Net increase (decrease)in cash
  and cash equivalents                                5,105    (2,454)
Cash and cash equivalents at
  beginning of period                                15,921    18,010
                                                  ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           21,026    15,556
                                                  ==========  ==========

See Notes to Condensed Consolidated Financial Statements.





         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A.  Subsidiaries of the Registrant

The present operating subsidiaries of the Registrant are as follows:

       Lynch Multimedia Corporation
         CLR Video LLC (60% owned)
       Lynch Telecommunications Corporation
         Lynch Telephone Corporation (80.1% owned)
           Western New Mexico Telephone Company, Inc.
           WNM Communications Corporation
         Lynch Telephone Corporation II (83.0% owned)
           Inter-Community Telephone Company
             Inter-Community Telephone Company II
         Lynch Telephone Corporation III (81% owned)
           Cuba City Telephone Exchange Company
           Belmont Telephone Company
           Lafayette County Satellite TV, Inc.
       Brighton Communications Corporation
         Lynch Telephone Corporation IV
           Bretton Woods Telephone Company
         Lynch Telephone Corporation VI (98% owned)
           J.B.N. Telephone Company, Inc.
             J.B.N. Finance Corporation
         Lynch Telephone Corporation VII
           USTC Kansas Inc.
        Haviland Telephone Company
          Haviland Finance Corporation
       Global Television Inc.
       Lynch Entertainment Corporation
         Coronet Communications Company (20% owned)
       Lynch Entertainment Corporation II
         Capital Communications Corporation (49% owned)
       The Morgan Group, Inc. (equity ownership 49%
        - voting ownership 64%)
         Morgan Drive Away, Inc.
           Transport Services Unlimited, Inc.
           Interstate Indemnity Inc.
           Morgan Finance, Inc.
       Lynch Capital Corporation
       Lynch Manufacturing Corporation
         Lynch Machinery, Inc. (90% owned)
           Tri-Can International, Ltd.
         M-tron Industries, Inc. (94% owned)
           M-tron Industries, Ltd.
        Spinnaker Industries, Inc. (previously named Safety Railway
          Service Corporation) (73.5% owned)
           Central Products Acquisition Corp.
           Brown-Bridge Industries, Inc. (80.1% owned)
           Entoleter, Inc.
         Lynch International Exports, Inc.


B.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.


C.   Acquisitions

On October 4, 1995, Central Products Acquisition Corp., a wholly-owned subsidiary of Spinnaker Industries, Inc. (an 73.5% owned subsidiary of Lynch) acquired from Alco Standard Corporation ("Alco"), the assets and stock of Central Products Company. Central Products manufactures a wide variety of carton sealing tapes and related equipment. The cost of the acquisition was $80.0 million. As a result of this transaction, the Company recorded $27.2 million in goodwill which is being amortized over 25 years. This transaction was accounted for as a purchase, and accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair market value.

The operating results of the acquired company are included in the consolidated statements of operations from their respective acquisition dates. The following combined proforma information shows the results of the Registrant's operations presented as though the purchase of Central Products had been made at the beginning of 1995.

                              Three Months Ended      Six Months Ended
                                   June 30                June 30
                              1996         1995       1996      1995
                                        (In thousands, except
                                         per share data)
Sales and Revenues         $113,493   $105,103      $222,968  $204,798
Operating Profit              5,343      6,281        11,320    12,712
Income from Continuing
 Operations                   3,215        952         4,439     2,310
Net Income                    2,495        924         3,696     2,294
Income from Continuing
 Operations Per Share          2.28       0.68          3.17      1.65
Net Income Per Share           1.77       0.66          2.64      1.63

The above proforma data has been revised by Registrant for certain refinements in the proforma adjustments determined in June, 1996. The above data has been adjusted to reflect these changes.


D.   Discontinued Operations

During the second quarter, the Registrant decided to discontinue the operations of Tri-Can International, Ltd. ("Tri-Can") and sell the assets of that operation. The sale was completed in August 1996. Tri-Can, a manufacturer of packaging machinery, recorded sales of $1.3 million and $2.6 million, respectively, for the six months ended June 30, 1996 and 1995, and $4.5 million and $5.4 million for the years ended December 31, 1995 and 1994, respectively. The assets to be sold primarily consist of inventory fixed assets, inventory and intangibles. As a result of this decision, the Registrant, during the three months ended June 30, 1996, recorded a provision for loss of $750,000, $495,000, or $0.35 per share after-taxes, to reflect the write-down of certain assets and costs estimated to be incurred prior to the disposal and a provision for operating losses of $150,000 for the period, $100,000, or $0.07 per share after-tax, between June 30, 1996 and the date of the sale.


E.   Inventories

Inventories are stated at the lower of cost or market value. At June 30, 1996, inventories were valued by three methods: last-in, first-out (LIFO) - 56%, specific identification - 39%, and first-in, first-out (FIFO) - 5%. At December 31, 1995, the respective percentages were 58%, 38%, and 4%.

                                              In Thousands
                                      June 30, 96   December 31, 95
Raw materials and supplies              $11,712          $10,676
Work in process                          12,388           10,286
Finished goods                           14,331           12,273
  TOTAL INVENTORIES                     $38,431          $33,235

F.   Indebtedness

On a consolidated basis, at June 30, 1996, the Registrant maintains short-term and long-term lines of credit facilities totaling $82.1 million, of which $26.3 million is available. The Registrant maintains a $12.0 million short term line of credit facility, of which $4.7 million was available at June 30, 1996. This facility expires on April 15, 1997. Spinnaker Industries, Inc. maintains lines of credit at its subsidiaries which total $45.5 million, of which $8.8 million was available at June 30, 1996 and The Morgan Group maintains lines of credit totaling $18.5 million, $11.6 million of which was available at June 30, 1996. These facilities, as well as facilities at other subsidiaries of the Registrant, generally limit the credit available under the lines of credit to certain variables; such as inventories and receivables, which are secured by the operating assets of the subsidiary, and include various financial covenants.
At June 30, 1996, $35.1 million of these total facilities expire within one year.

Long-term debt consists of (all interest rates are weighted averages, where applicable at June 30, 1996):

                                                         In Thousands
                                                    6-30-96   12-31-95
Rural Electrification Administration and
  Rural Telephone Bank notes payable
  in equal quarterly installments through
  2023 at fixed rates (3.6%)                        29,762     27,543
Bank credit facilities utilized by
  certain telephone and telephone
  holding companies at both 9.5% fixed
  and 9.0% variable rates                           32,810     28,255
Unsecured notes issued in connection
  with telephone company acquisitions
  at 10% fixed rate                                 16,091     16,149
Debt associated with Central Products:
  Revolving line of credit 9.25% variable rate      14,413     14,126
  Term loans 9.5% variable rate                     34,875     35,625
  Notes to seller 7.0% fixed rate                   19,250     30,000
Bridge loan 10.4% variable rate                      8,500
Bank debt associated with Brown-Bridge
   at variable rates 9.5%:
  Revolving line of credit                          15,103     12,646
  Term loan                                          5,441      6,691
Other                                                7,740      6,702
                                                   183,985    177,737
          Current Maturities                       (45,541)   (39,708)
                                                  $138,444   $138,029

In general, the long-term debt credit facilities are secured by property, plant and equipment, inventory, receivables and common stock of certain subsidiaries and contain certain covenants restricting distributions to the Registrant.

G.  Central Products Refinance

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

On April 5, 1996, an entity affiliated with Richard J. Boyle and Ned N. Fleming III ("BF"), the Company's Chairman and Chief executive Officer and President, respectively, exercised warrants to purchase 187,476 shares of Spinnaker's common stock resulting in proceeds of $500,000 which will be used by the Company to make scheduled interest payments on the bridge loans. The agreement requires BF to continue to exercise its warrants to provide funds to satisfy the outstanding interest that will be due on the bridge loan and term loans. The Company has pledged its shares of Spinnaker stock to secure such loans.

Concurrently with the closing of the bridge loan, Spinnaker paid Alco $7.5 million of which $5.5 million was a principal payment on the $25 million note, approximately $1.0 million related to accrued interest and $1.0 million was applied toward a $1.75 million purchase price for a warehouse facility in Denver, Colorado. The unpaid balance of the $25 million note, together with the balance due on the warehouse facility was restructured into a series of new convertible subordinated notes consisting of the following:

  (a) A 7%, $6 million convertible subordinated note that automatically converts including accrued interest, into Spinnaker common stock. On May 5, 1996, the Note converted into 171,429 shares of Spinnaker Stock;

  (b) A 7%, $7 million convertible subordinated note due April 1997. The note contains a PIK feature that allows Spinnaker, at its option, to satisfy the interest by increasing the principal amount of the note. However, if Spinnaker selects the PIK option, the interest rate on the note is 9%. All or any part of this note can be converted at Alco's option into shares of Spinnaker's common stock after April 1, 1997 at the then market price; and

  (c) A 7%, $7.25 million convertible subordinated note due April 1998. The note contains a PIK feature that allows Spinnaker, at its option, to satisfy interest by increasing the principal amount of the note. However, if Spinnaker selects the PIK option, the interest rate on the note is 9%. All or any part of this note can be converted at Alco's option into shares of Spinnaker common stock after April 1, 1998 at the then current market price.

Spinnaker is pursuing various alternatives to refinance the indebtedness of Spinnaker and its subsidiaries, including refinancing the bridge loan before it matures. There can be no assurance that Spinnaker can successfully complete any such refinancing.


H.   Gain of Sale of Stock by Spinnaker

As a result of the conversion of the $6.0 million Alco Note into Spinnaker Common Stock on May 5, 1996 (see Note G) and other transactions, the Registrant, in accordance with its accounting policy, recognized a gain of $4.1 million, $2.4 million or $1.70 per share after taxes, in the second quarter of 1996.


I.   Income Taxes

The income tax provision includes federal, as well as state and local taxes.
The tax provisions for the six months ending June 30, 1996 and 1995 represent effective tax rates of 40.2% and 40.6%, respectively. The rates differ from the federal statutory rate principally due to the effect of state income taxes, amortization of non-deductible goodwill, and, in 1995 a valuation reserve provided on the benefit associated with the Registrant's equity in losses of Capital Communications Corporation.


J.   Capital Stock

In 1987 and 1992, the Board of Directors authorized the purchase of up to a total of 300,000 shares of Common Stock of the Registrant. These shares will be retained as treasury stock for future use as required. Through June 30, 1996, the Registrant had purchased 230,861 shares of Common Stock to date at an average price of $13.15.


K.    Earnings Per Share

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

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


Sales and Revenues

Revenues for the second quarter of 1996 increased by $38.1 million or 50.6% from the second quarter of 1995. Contributions to the overall increase from the multimedia, services and manufacturing segments were 1.9%, 13.5%, and 84.6%, respectively. The acquisition of Central Products Company by Spinnaker Industries, on October 4, 1995, was the predominant cause of the increase. Central Products, with revenues of $31.4 million in the second quarter of 1996, represented 97.5% of the increase in the manufacturing segment and 82.4% of the overall increase in the Registrant's revenues. Revenues at Brown Bridge Industries increased by $2.4 million as a result of recently obtained contracts. Revenues at the Morgan Group, Inc. increased by $5.1 million reflecting increased demand in its manufactured housing and driver outsourcing segment, partly the result of the acquisition of Transfer Drivers, Inc. ("TDI") on May 22, 1995 ($1.4 million), offset by a decline in recreational vehicle shipments.

For the six months ended June 30, 1996, revenues increased by $78.9 million, or 54.8%. The same factors that contributed to the second quarter increase also contributed to the year-to-date increase. Specifically: (1) The acquisition of Central Products added $63.4 million, or 80.3%; (2) increased revenues at Morgan, partly due to the acquisition of TDI ($3.3 million), contributed $8.8 million, or 11.2% of the overall increase; and (3) increased revenues at Brown Bridge of $6.7 million, contributed 8.5% of the over-all increase. Revenues at Lynch Machinery decreased by $2.7 million between the two periods as a result of reduced production activity associated with shipment of extra-large glass presses in 1996 versus 1995.

On a prospective basis, the inclusion of the Central Products operation for a full year is expected to result in increased reported revenues by the Registrant in the third quarter of 1996 versus the respective prior year periods.


Operating Profit

Operating profit for the second quarter of 1996, increased by $1.1 million, or 24.9%, from the second quarter of 1995. On a segment basis, multimedia and manufacturing operations increased by $0.2 million and $2.0 million, respectively, while the operating profit of the services segment declined by $0.6 million. The inclusion of the Central Products operations in the second quarter of 1996 increased operating profit by $2.0 million. Improved results at M-tron, contributed $0.3 million to the operating profit improvement. Within the multimedia segment, the inclusion of CLR Video, which acquired a 4,500 subscriber cable operation on December 1, 1995, contributed $0.1 million in operating profits for the quarter. In addition, the increased level of capital expenditures by our telephone operations resulted in increased revenue recovery and operating profit in 1996. The decline in operating profit at The Morgan Group of $0.6 million, resulted from reduced recreational vehicle margins due to reduced demand plus higher claims costs. Operating profit at Lynch Machinery declined by $0.2 million due to the lower sales volume. Net corporate expenses were higher by $0.5 million reflecting increased level of corporate bonus accrual associated with the higher level of net earnings.

For the six months ended June 30, 1996, operating profit increased by $3.0 million. The same factors that affected operating profit in the second quarter also affected the year-to-date amounts. Specifically: (1) The acquisitions of Central Products and CLR Video cable operation contributed $4.1 million and $0.2 million, respectively; (2) M-tron's operating profits were $0.7 million greater than last year; (3) Morgan's results were lower by $1.3 million; and (4) Lynch Machinery's operating profit were $0.4 million lower than last year.

On a prospective basis and assuming no material adverse change in operations, the inclusion of Central Products is expected to result in increased reported operating profit by the Registrant in the third quarter of 1996 versus the respective prior year period.


Other Income (Expense), Net

Investment income in the second quarter of 1996 was essentially the same as the second quarter of the previous year as increased net marketable securities gains offset lower investments in securities generating current investment income. With regard to the six month period, the first quarter of 1996 contained less marketable securities gain than the first quarter of 1995.

Interest expense in the second quarter of 1996 was $2.0 million higher than the second quarter of the previous year due to interest expense associated with the acquisitions of Central Products and CLR Video of $1.7 million and $0.1 million, respectively. Six month interest expense amounts for Central Products and CLR Video were $3.1 million and $0.1 million, respectively.

As described in Note F to the Condensed Consolidated Financial Statements, as part of Spinnaker's acquisition of Central Products, Spinnaker issued to Alco a $6 million Convertible Subordinated Note that converted into Spinnaker Common Stock on May 5, 1996 at a conversion price per share of approximately $35. As it is the accounting policy of the Registrant to recognize gains and losses on the sale of stock by a subsidiary, the conversion of this Note resulted in a pre-tax gain of $4.1 million to the Registrant.

In addition, during 1996, Spinnaker is pursuing various alternatives to refinance its indebtedness in order to pay off the $8,500,000 loan before it converts into a term loan, to simplify its capital structure, to remove restrictions imposed by various lenders and to reduce the administrative burdens resulting from having multiple lenders. Such refinancing could result in a charge to earnings related to the early extinguishment of the existing debt.


Tax Provision

The income tax provision includes federal, as well as state and local taxes.
The tax provisions for the three months ended June 30, 1996 and 1995, represent effective tax rates of 40.2% and 40.6%, respectively. The rates differ from the federal statutory rate principally due to the effect of state income taxes, amortization of non-deductible goodwill, and, in 1995, a valuation reserve provided on the benefit associated on the Registrant's equity in losses in Capital Communications Corporation.


Minority Interest

Minority interest was $0.2 million lower in the second quarter of 1996 versus the second quarter of 1995, predominantly due to the lower contribution of Morgan to the 1996 results.


Income From Continuing Operations

Income from continuing operations for the three months ended June 30, 1996 was $3.2 million, or $2.28 per share, as compared to $1.2 million, or $0.84 per share, in the previous year. Income from continuing operations for the six months ended June 30, 1996 was $4.4 million, or $3.17 per share, as compared to $2.3 million, or $1.63 per share in the previous year. The above mentioned gain on the sale of the stock by a subsidiary was the primary cause of the increases.


Discontinued Operations

As described in Note D of the interim financial statement, the Registrant has decided to discontinue the operation of Tri-Can International, Ltd. Accordingly, its operating results and a loss reserve provided in the second quarter of 1996 are treated as discontinued operations.


Net Income

Net income for the three months ended June 30, 1996 was $2.5 million, or $1.77 per share, as compared to $1.2 million, or $0.82 per share in the previous year. Net income for the six months ended June 30, 1996 was $3.7 million, or $2.64 per share as compared to $2.3 million, or $1.62 per share in the previous quarter.


Backlog/New Orders

Total backlog of manufactured products at June 30, 1996 was $32.6 million, which represents a decrease of $1.5 million from the backlog of $34.0 million at December 31, 1995. The backlog at Central Products and Entoleter increased by $1.1 million and $0.8 million, respectively, but was offset by declines at M-tron, Brown-Bridge and Lynch Machinery of $2.2 million, $1.0 million, and
$0.3 million respectively.


Liquidity/Capital Resources

At June 30, 1996, the Registrant had $25.1 million in cash and short-term investments, $1.0 million of which was at the Parent Company, which was $2.3 million less than the amount reported at December 31, 1995. Working capital at June 30, 1996, was $22.8 million compared to $25.6 million at December 31, 1995. Total debt was $194.8 million at June 30, 1996 compared to $187.4 million at December 31, 1995. As reported in the Registrant's Consolidated Statement of Cash Flow, during the six months ended June 30, 1996, operating activities generated $8.7 million in cash, investing activities utilized $18.1 million, and financing activities generated $14.5 million. The respective amounts for the six months ended June 30, 1995 were $1.0 million, $7.3 million and $3.8 million, respectively. Increased sales of marketable securities and a seasonable build up of inventories at Spinnaker in the first half of 1996 weres primarily responsible for the significant fluctuation in cash generated from operating activities between the two periods.

Registrant maintains an active acquisition program and generally finances each acquisition with a significant component of debt. This acquisition debt contains restrictions on the amount of readily available funds that can be transferred to the Parent Company from its subsidiaries. At June 30, 1996, the Registrant has $26.3 million of unused short-term and long-term lines of credit facilities, $4.7 million of which applied to the Parent Company.

Subsidiaries of the Registrant hold limited partnership interests in and have loan commitments to five partnerships which were the winning bidders on an aggregate of 31 licenses in the Federal Communications Commission's ("FCC") recently concluded C-Block auction for 30 megahertz of broadband spectrum to be used for personal communications services (PCS). See Item 5 of Registrant's Form 10-Q for the quarter ended March 31, 1995. The licenses have an aggregate purchase price of $215 million, after a 25% bidding credit that the FCC provides to "small businesses." Under FCC regulations, 5% (or $10.8 million) of the purchase price of the licenses was paid on May 15, 1996 and 5% (or $10.8 million) is due at the time the licenses are awarded, which is expected to occur in the third quarter of 1996. The remaining 90% will be funded by a loan from the U.S. Government with a ten-year life with principal payments beginning in year seven. Registrant's subsidiaries have an aggregate commitment to loan the partnerships $41.8 million, $10.8 million of which has been met as of June 30, 1996, to be utilized principally by the partnerships to fund down payments on the licenses and interest payments on the Government loans. The Registrant is pursuing various alternatives to obtain the financing necessary to meet this current funding commitment, but there can be no assurance that the Registrant can successfully complete any such financing.

The funding aspects of the acquisition and potential acquisition of licenses and the subsequent mandatory build out requirements plus the amortization of the license, could significantly and materially impact Registrant's reported net income over the next several years. Under the current structure and consolidations rules, the ramifications of this would not impact reported revenues and operating profit in the future.

A subsidiary of Registrant is a 49.9% limited partner in a partnership which has filed an application with the FCC to bid in the FCC's F-Block Auction licenses for 10 megahertz of spectrum to be used for personal communications services and has loaned the partnership $12 million for five years for bidding purposes. Registrant has borrowed $12 million for one year from a subsidiary of GSI, an affiliate of the Chairman of the Registrant, to fund the subsidiary's loan obligation, secured by the vote from the partnership, the subsidiary's 49.9% interest in the Partnership and the stock of certain of Registrant's subsidiaries. The F-Block Auction is restricted to certain "entrepreneurs," and winning bidders will receive government financing for 80% of price of licenses won (after any bidding credits).

On November 4, 1995, a contract was signed to acquire for $22 million, subject to certain conditions, Dunkirk & Fredonia Telephone Company, a local exchange company in New York, with approximately 11,000 access lines. On July 26, 1996, the New York State Public Service Commission authorized this transaction subject to certain conditions. The Registrant is in the process of negotiating the placement of the financing for this transaction though there is no assurance that such financing can be obtained.

See Footnote G, supra, as to Spinnaker financing and Item 5 below for additional information on personal communications services investments.

On June 27, 1996, the shareholders of the Registrant approved a proposal described in Registrant's Proxy Statement dated June 7, 1996, whereby the Registrant may request Gabelli & Company, Inc. ("GSI") to assist the Registrant in obtaining up to $25 million in funds to be used for general operating purposes including investments in the PCS partnerships, although GSI has no obligation to do so. To the extent the Registrant obtains funds, such borrowings would be evidenced by an interest bearing promissory note due not earlier than 120 days from issuance. If the Registrant should default in the payment of the notes, the holder would have the right to exchange the promissory notes for notes convertible into common stock of the Registrant at a conversion price that may be substantially below the market price of the stock. Registrant's shareholders would have the opportunity under certain circumstances to acquire convertible notes if convertible notes are issued to GSI or certain of its Principal Accounts.

Included in this Management Discussion and Analysis of Financial Condition and Results of Operations are certain forward looking financial and other information. It should be recognized that such information are estimates or forecasts based on various assumptions, including without limitation meeting its assumptions regarding expected operating performance and other matters specifically set forth, as well as the expected performance of the economy as it impacts the Registrant's businesses, and which accordingly are subject to uncertainties and risks.

PART II OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

       (a) At the Annual Meeting of Stockholders of the Registrant held on June 27, 1996, the following persons were elected as directors with the following votes:

                  Name   Votes For             Votes Withheld
            Morris Berkowitz             1,290,479            5,723
            E. Val Cerutti               1,290,479            5,723
            Paul J. Evanson              1,292,679            3,523
            Mario J. Gabelli             1,292,632            3,580
            Salvatore Muoio              1,290,579            5,623
            Ralph R. Papitto             1,290,579            5,623
            Paul P. Woolard              1,292,579            3,623

       (b) The following shares were voted as indicated on Item 2 of the Registrant's Proxy Statement, dated June 7, 1996: Right to exchange promissory notes in a principal amount of up to $25 million that may be issued by the Registrant into convertible notes under certain circumstances.

            For: 959,462           Against: 16,432       Abstain: 10,550

            Broker non-votes totaled 303,750. See the last paragraph of Item 2 Supra.


Item 5.     Other Information

       A subsidiary of Registrant is a 49.9% limited partner in a partnership which has filed an application with the FCC to bid in the F-Block Auction licenses for 10 megahertz of spectrum to be used for personal communications services and has loaned the partnership $11.8 million for five years for bidding purposes. Registrant has borrowed $11.8 million for one year from Gabelli Funds, Inc. ("GFI") to fund the subsidiary's loan obligation, secured by the note from the partnership, the subsidiary's 49.9% interest in the partnership and the stock of certain of Registrant's subsidiaries. The $11.8 million loan from GSI includes a special fee payable to the GSI equal to 10% of the profits on the subsidiary's investment in the partnership. The F-Block Auction is restricted to certain "entrepreneurs," and winning bidders will receive government financing for 80% of price of licenses won (after any bidding credits). Another subsidiary of Registrant has an agreement with Rivgam Communicators L.L.C., an applicant in the FCC's
       D and E Block Auctions and a subsidiary of GSI, to provide certain services to it and will receive a fee equal to 10% of the profits of Rivgam. The D-E-F Block Auctions are scheduled to commence on August 26, 1996. PCS is subject to numerous uncertainties and risks. There can be no assurance that either applicant will win any licenses or if they win any licenses, that such licenses can be successfully developed.

       See also Item 5 of Registrant's Form 10-Q for the first quarter of 1996 for further information on Registrant's involvement with personal communications services and uncertainties and risks related thereto.

       Registrant's majority-owned subsidiary, Spinnaker Industries, Inc. ("Spinnaker") has given notice to terminate its management agreement with Boyle, Fleming, George & Co., Inc. on August 31, 1996, with the intent of having Messrs. Boyle and Fleming, Chairman and Chief Executive Officer and President, respectively, enter into employment arrangements with Spinnaker. Negotiations between Spinnaker and Messrs. Boyle and Fleming are continuing. Spinnaker is also negotiating to acquire the approximately 19.9% minority interest in its Brown-Bridge Industries subsidiary. The terms of any such acquisition, which may involve cash payments, issuance of Spinnaker stock and/or other arrangements, have not been agreed to and there can be no assurance this transaction will ultimately be consummated.

       Registrant may from time to time provide certain forward looking financial and/or other information in press releases, filings with the Securities and Exchange Commission or otherwise. It should be recognized that such information are estimates or forecasts based on various assumptions, including without limitation meeting its assumptions regarding expected operating performance and other matters specifically set forth, as well as the expected performance of the economy as it impacts the Registrant's businesses, and which accordingly are subject to uncertainties and risks.


Item 6.     Exhibits and Reports on Form 8-K

       (a)  Exhibits:

            27-Financial Data Schedule

       (b)  Reports on Form 8-K

            On April 19, 1996, May 14, 1996, and June 4, 1996, Registrant filed Amendments (6)-(8), respectively, to its Form 8-K, dated October 4, 1995, with respect to the Central Products acquisition and financing and on April 4, 1996, Registrant filed Amendment No. 1 to its Form 8-K dated March 19, 1996, with respect to a change of auditors at The Morgan Group, Inc.





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

August 14, 1996