Form 10-K/A
period 1995-12-31
LYNCH CORP
filed 1996-08-26
CIK 61004

FORM 10-K/A(4)

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








ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     Financial Statements and Supplementary Data as amended August 19, 1996 to revise Note 2 (Pro Forma Information).

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

     Signature                Capacity                 Date

* MARIO J. GABELLI       Chairman of the Board of
  MARIO J. GABELLI             Directors and Chief             August 19, 1996
                               Executive Officer
                                 (Principal Executive Officer)


* MORRIS BERKOWITZ            Director                         August 19, 1996
  MORRIS BERKOWITZ

* E. VAL CERUTTI              Director                         August 19, 1996
  E. VAL CERUTTI

* PAUL J. EVANSON             Director                         August 19, 1996
  PAUL J. EVANSON

* SALVATORE MUOIO             Director                         August 19, 1996
  SALVATORE MUOI0

* RALPH R. PAPITTO            Director                         August 19, 1996
  RALPH R. PAPITTO

* PAUL P. WOOLARD             Director                         August 19, 1996
  PAUL P. WOOLARD


s/ROBERT E. DOLAN             Chief Financial Officer
  ROBERT E. DOLAN             (Principal Financial
                                and Accounting Officer)        August 19, 1996

 *by s/ROBERT A. HURWICH
      ROBERT A. HURWICH
      Attorney-in-fact

LYNCH CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

LYNCH CORPORATION AND SUBSIDIARIES

(In Thousands)
                                                      December 31
                                                    1995      1994
                                                   ------    ------
CURRENT ASSETS:
 Cash and cash equivalents                        $ 15,921  $ 18,010
 Marketable securities and short-
   term investments                                 11,432    13,511
 Trade accounts receivable,
   less allowances of $1,732 and
   $737 in 1995 and 1994,
   respectively; includes $3,602 and
   $3,624 of costs in excess of
   billings in 1995 and 1994,
   respectively                                     52,306    36,454
 Inventories                                        33,235    18,955
 Deferred income taxes                               3,944     2,872
 Other current assets                                6,810     4,083
                                                   _______   _______
  TOTAL CURRENT ASSETS                             123,648    93,885
PROPERTY, PLANT AND EQUIPMENT:
 Land                                                2,068     1,893
 Buildings and improvements                         16,675    11,713
 Machinery and equipment                           128,397    79,290
                                                   _______   _______
                                                   147,140    92,896
 Accumulated depreciation                          (36,093)  (31,451)
                                                   _______   _______
                                                   111,047    61,445
INVESTMENTS IN AND ADVANCES
TO AFFILIATED COMPANIES                              8,982     3,503
INTANGIBLE ASSETS, NET                              53,060    23,518
OTHER ASSETS                                         5,702     3,559
                                                   _______   _______
TOTAL ASSETS                                      $302,439  $185,910
                                                  ========   =======

See accompanying notes.

LYNCH CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (continued)

LYNCH CORPORATION AND SUBSIDIARIES

(In Thousands)
                                                    December 31
                                                   1995      1994
                                                  _______   _______
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Notes payable to banks                           $  9,622  $  5,904
 Trade accounts payable                             20,147    11,999
 Accrued interest payable                            1,146       565
 Accrued liabilities                                23,612    15,759
 Customer advances                                   3,787     7,400
 Current maturities of long-term debt               39,708    29,545
                                                   _______   _______
  TOTAL CURRENT LIABILITIES                         98,022    71,172
LONG-TERM DEBT                                     138,029    62,745
DEFERRED INCOME TAXES                               17,912    10,397
MINORITY INTERESTS                                  12,964    11,065
SHAREHOLDERS' EQUITY:
 Common Stock, no par or stated value:
  Authorized 10 million shares
  Issued 1,471,191 shares                           5,139     5,139
  Additional paid-in capital                        7,873     8,037
  Retained earnings                                23,776    18,631
  Treasury stock of 92,528 and
   92,533 shares, at cost                          (1,276)   (1,276)
                                                   _______   _______
TOTAL SHAREHOLDERS' EQUITY                          35,512    30,531
                                                   _______   _______
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                             $302,439  $185,910
                                                  ========  ========

See accompanying notes.

LYNCH CORPORATION AND SUBSIDIARIES
Consolidated STATEMENTS OF INCOME

LYNCH CORPORATION AND SUBSIDIARIES

(Dollars In Thousands,
Except per Share Amounts)               Year ended December 31
                                      1995      1994      1993
                                     -------    -------   ------
SALES AND REVENUES:
 Multimedia                        $ 23,597   $ 20,144  $ 16,206
 Services                           122,303    101,880    82,829
 Manufacturing                      192,266     66,678    28,004
                                   _________ _________ _________
                                    338,166    188,702   127,039
                                   _________ _________ _________
COSTS AND EXPENSE:
 Multimedia                           17,889     14,239    11,084
 Services                            111,672     92,155    75,243
 Manufacturing                       152,568     50,064    19,243
 Selling and administrative           36,722     21,449    14,851
                                    _________ _________ _________
                                     318,851    177,907   120,421
                                   ---------  --------- ---------
OPERATING PROFIT                      19,315     10,795     6,618
                                   ---------  --------- ---------
Other income (expense):
 Investment income                     3,070     2,446     2,112
 Interest expense                    (10,892)   (6,526)   (5,686)
 Share of operations of
  affiliated companies                   398      (301)      (69)
 Gain on sales of subsidiary
  and affiliate stock                     59       190     4,326
                                    _________ _________ _________

INCOME BEFORE INCOME TAXES, MINORITY INTERESTS,
 EXTRAORDINARY ITEM AND CUMULATIVE EFFECT
 OF ACCOUNTING CHANGE
                                      11,950     6,604     7,301
Provision for income taxes            (4,686)   (2,652)   (2,448)
Minority interests                    (2,119)   (1,360)     (737)
                                    _________ _________ _________

INCOME BEFORE EXTRAORDINARY ITEM AND
 CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE                     5,145     2,592     4,116
Loss on early extinguishment of
debt, net of income tax benefit
 of $135 and $106                         --      (264)     (206)
Cumulative effect to January 1, 1993
 of change in accounting
 for income taxes                         --        --      (957)
                                     _________ _________ _________
NET INCOME                          $  5,145  $  2,328  $  2,953
                                    ========= ========= =========

LYNCH CORPORATION AND SUBSIDIARIES
Consolidated STATEMENTS OF INCOME (Cont'd)



Weighted average shares and
share equivalents outstanding      1,407,000  1,337,000  1,226,000
Primary earnings per share:

 Income before extraordinary item
 and cumulative effect change        $   3.66  $   1.94  $   3.36
 Extraordinary item                        --      (.20)     (.17)
 Cumulative effect change                  --        --      (.78)
                                    _________ _________ _________
NET INCOME                           $   3.66  $   1.74  $   2.41
                                    ========= ========= =========



Fully diluted earnings per share:
 Income before extraordinary item
 and cumulative effect change       $   3.66  $   1.88  $   2.98
 Extraordinary item                               (.16)     (.12)
 Cumulative effect change                           --      (.57)
                                    _________ _________ _________
NET INCOME                          $   3.66  $   1.72  $   2.29
                                   ========= ========= =========


See accompanying notes.

LYNCH CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
LYNCH CORPORATION AND SUBSIDIARIES

(Dollars In Thousands)
                                            Year ended December 31
                                           1995     1994      1993
                                         _______   ______    ______
Operating activities
Net income                               $ 5,145   $ 2,328   $ 2,953
Adjustments to reconcile net
 income to net cash provided by
 operating activities:
  Depreciation and amortization           11,276     7,497     5,893
  Net effect of (purchases) and
   sales of trading securities             2,079     5,450       --
  Deferred taxes                             201    (1,505)    1,830
  Share of operations of
   affiliated companies                     (398)      301        69
  Minority interests                       2,119     1,360       618
  Gain on Morgan \                            --        --    (3,851)
  Changes in operating assets and
   liabilities, net of effects of
   acquisitions:
    Receivables                           (3,704)  (11,243)    (340)
    Inventories                            1,539      (949)     416
    Accounts payable and
     accrued liabilities                  10,417    12,234    2,062
    Other                                 (1,496)   (1,026)    (379)
  Other                                     --        109      479
                                          ------    ------   ------
NET CASH PROVIDED BY
OPERATING ACTIVITIES                      27,178    14,556    9,750
                                          ______    ______    ______
INVESTING ACTIVITIES
 Acquisitions (total cost less debt assumed and cash
  equivalents acquired):
   Central Products Company              (85,072)      --        --
   CLR Video                              (5,242)      --        --
   Transport Drivers, Inc.                (2,806)      --        --
   Personal Communications
     Services Partnerships                (7,010)      --        --
Brown-Bridge Industries Inc.                --    (29,071)      --
  Haviland Telephone Company                --     (2,854)      --
  JBN Telephone Company                     --        --     (6,698)
   Other                                     --        --    (1,141)
 Capital expenditures                    (19,569)  (11,598)  (4,356)
 Sales (purchases) of marketable
  securities, net                           --        --    (4,724)
 Net investment in Capital
  Communications, Inc.                     3,000    (2,541)     (26)
 Other                                    (1,349)     (288)    (291)
                                          ______    ______    ______
NET CASH USED IN
INVESTING ACTIVITIES                    (118,048)  (46,352) (17,236)
                                          ______    ______    ______

See accompanying notes.

LYNCH CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

LYNCH CORPORATION AND SUBSIDIARIES

(Dollars In Thousands)
                                         Year ended December 31
                                         1995     1994      1993
                                       _______   ______    ______
FINANCING ACTIVITIES
 Issuance of long-term debt             90,167    31,477     6,688
 Payments to reduce long-
  term debt                             (4,720)   (3,439)   (7,979)
 Debenture redemption/conversion            --   (11,835)   (6,144)
 Net borrowings, lines of credit         3,718     3,957       285
 Sale of treasury stock                     --     2,290        --
 Conversion of debentures into
  common stock                              --     1,597        --
 Minority interest transactions           (220)      906     8,597
 Other                                    (164)      305      (152)
                                         ______    ______    ______

NET CASH PROVIDED BY
FINANCING ACTIVITIES                    88,781    25,258     1,295
                                        ______    ______    ______
Net decrease in cash
  and cash equivalents                  (2,089)   (6,538)   (6,191)
Cash and cash equivalents at
  beginning of year                     18,010    24,548    30,739
                                        ______    ______    ______
Cash and cash equivalents
 at end of year                        $15,921   $18,010   $24,548
                                       =======   =======   =======

Consolidated Statements of
Shareholders' Equity

(Dollars In Thousands)
                                 Shares of
                                 Common            Additional
                                 Stock       Common  Paid-in   Retained
                                 Outstanding Stock   Capital   Earnings
                                 __________   _______   _______   _______
Balance at January
  1, 1993                         1,225,660   $3,542   $7,126    $13,350
Purchase of treasury stock              (13)      --       --         --
Issuance of treasury stock               30       --       --         --
Net income for the year                  --       --       --      2,953
                                   ________   ______   ______     ______
Balance at December
  31, 1993                        1,225,677    3,542    7 ,126    16,303
Sale of stock to Officer            100,000       --       910        --
Conversion of Debentures             52,881    1,597        --        --
Issuance of treasury stock              100       --         1        --
Net income for the year                  --       --        --     2,328
                                  ---------   ------    ------    -------


Balance at December
  31, 1994                        1,378,658    5,139      8,037   18,631
Issuance of treasury stock                5       --         --       --
Capital transactions of
 The Morgan Group Inc.                   --       --       (164)      --
Net income for the year                  --       --         --    5,145
                                   ________   ______     ______   ______
Balance at December 31, 1995      1,378,663   $5,139     $7,873  $23,776
                                  =========   ======     ======  =======

See accompanying notes.

Lynch Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1995

1. Accounting and Reporting Policies principles of Consolidation: The consolidated financial statements include the accounts of Lynch Corporation ("Company" or "Lynch") and entities in which it has majority voting control. Investments in affiliates in which the Company does not have majority voting control are accounted for in accordance with the equity method. All material intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Cash
Equivalents: Cash equivalents consist of highly liquid investments with a maturity of less than three months when purchased.

At December 31, 1995 and 1994, assets of $7.9 million and $13.4 million, which are classified as cash and cash equivalents, are invested in United States Treasury money market funds for which affiliates of the Company serve as investment managers to the respective Funds.

Marketable Securities and Short-Term Investments: On January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (Statement No. 115). Under Statement No. 115, the accounting for investments depends on the classification of such securities as either held-to-maturity, available-for-sale, or trading.

Marketable securities and short-term investments consist principally of U.S. Treasury obligations, preferred and common stocks and bonds. At December 31, 1995, all marketable securities and United States Treasury money market funds classified as cash equivalents were classified as trading, with the exception of an equity security with a carrying value of $0.9 million which was classified as available-for-sale. Trading and available-for-sale securities are stated at fair value with unrealized gains or losses on trading securities included in earnings and unrealized gains or losses on available-for-sale securities included in a separate component of shareholders' equity. Unrealized gains (losses) of $408,000, and (214,000) for December 31, 1995 and 1994 on trading securities have been included in earnings. There was no adjustment to shareholders' equity for the available-for-sale security at December 31, 1995.

The cost of marketable securities sold is determined on the specific identification method. Realized gains of $529,000 and $293,000, and realized losses of $108,000 and $233,000 are included in other income for the years ended December 31, 1995 and 1994.

Properties and Depreciation: Property, plant and equipment are recorded at cost and include expenditures for additions and major improvements. Maintenance and repairs are charged to operations as incurred. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. For income tax purposes, accelerated depreciation methods are used.

Excess of Cost Over Net Assets of Companies Acquired: Excess of cost over net assets of companies acquired (goodwill) is being amortized on a straight-line basis over periods not exceeding forty years. The Company periodically reviews goodwill to assess recoverability, and impairments would be recognized in operating results if a permanent diminution in value were to occur. The Company measures the potential impairment of recorded goodwill by the undiscounted value of expected future operating cash flows in relation to its net capital investment in the subsidiary. The Company does not believe that an impairment of its goodwill has occurred.

Multimedia: Multimedia revenues include local and intrastate telephone company service revenues which are subject to review and approval by state public utility commissions, and long distance network revenues, which are based upon charges to long distance carriers through a tariff filed by the National Exchange Carriers Association with the Federal Communications Commission. Revenues are based on cost studies for the Company's exchanges, and have been estimated pending completion of final cost studies.

Services: Service revenues and related estimated costs of transportation are recognized when transportation of the manufactured housing, recreational vehicle or other product is completed.

Liability insurance is maintained with a deductible amount for claims resulting from personal injury and property damage. Provisions are made for the estimated liabilities for the self-insured portion of such claims as incurred.

Manufacturing: Manufacturing revenues, with the exception of certain long-term contracts discussed below, are recognized on shipment.

Research and Development Costs: Research and development costs are charged to operations as incurred. Such costs approximated $1,673,000 in 1995, $1,231,000 in 1994 and $622,000 in 1993.

Earnings Per Share: Earnings per common and common equivalent share amounts are based on the average number of common shares outstanding during each period, assuming the exercise of all stock options having an exercise price less than the average market price of the common stock using the treasury stock method. Fully diluted earnings per share reflect the effect, where dilutive, of the debentures when outstanding and the exercise of all stock options having an exercise price less than the greater of the average or the closing market price of the Common Stock of the Company at the end of the period using the treasury stock method.

Accounting for Long-Term Contracts: Lynch Machinery, Inc., a 90% owned subsidiary of the Company, produces specialized machines under long-term contracts. Because of the specialized nature of these machines and the period of time needed to complete production and shipping, Lynch Machinery accounts for these contracts using the percentage of completion method.

Impairments: In 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which is effective for fiscal years beginning after December 15, 1995. The Company is studying this Statement but does not believe its adoption will have a material impact on the financial statements.

Stock Based Compensation: Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation was issued in October 1995 and is effective for fiscal years beginning after December 15, 1995. The Statement establishes financial accounting and reporting standards for stock based compensation plans. Companies may elect to account for such plans under the fair value method or to continue previous accounting and disclose proforma net earnings and earnings per share as if the fair value method was applied. The Company has not yet determined the potential financial statement impact of this Statement, nor has it determined how it will initially adopt this Statement.

Fair Value of Financial Instruments Cash and cash equivalents, trade accounts receivable, short-term borrowings, trade accounts payable and accrued liabilities are carried at cost which approximates fair value due to the short-term maturity of these instruments. The carrying amount of the Company's borrowings under its revolving lines of credit approximates fair value, as the obligations bear interest at a floating rate. The fair value of all other long-term obligations approximate cost based on discounted cash flows using the Company's incremental borrowing rate for similar instruments.

Reclassifications: Certain amounts in the 1994 and 1993 financial statements have been reclassified to conform to the 1995 presentation.

2. Acquisitions

On October 4, 1995, Central Products Acquisition Corp., a wholly-owned subsidiary of Spinnaker Industries, Inc. (an 83% owned subsidiary of Lynch) acquired from Alco Standard Corporation ("Alco"), the assets and stock of Central Products Company. Central Products manufactures and markets a wide variety of carton sealing tapes and related equipment. The cost of the acquisition was $80.0 million. As a result of this transaction, the Company recorded $27.2 million in goodwill which is being amortized over 25 years.

On September 26, 1994, Lynch Telephone Corporation VII, a wholly-owned subsidiary of Lynch, acquired all of the outstanding shares of Haviland Telephone Company, Inc. a local exchange Company in Kansas, from InterDigital Communications Corporation. The total cost of this transaction was $13.4 million. As a result of this transaction, the Company recorded $8.2 million in goodwill which is being amortized over 25 years.

On September 19, 1994, Brown-Bridge Industries, Inc., an 80.1% owned subsidiary of Spinnaker Industries, Inc., acquired from Kimberly-Clark Corporation the net assets associated with its Brown-Bridge operation, a manufacturer of adhesive coated stock for labels and related applications. The cost of the transaction was $29.1 million, plus $6.9 million in current liabilities assumed.

On March 1, 1994, Capital Communications Corporation, 49% owned by Lynch, acquired certain assets associated with the operations of Station WOI-TV from Iowa State University. Station WOI is an ABC affiliate serving the Des Moines, Iowa market. The total cost of the transaction was $13.0 million.

On November 30, 1993, Lynch Telephone VI ("Lynch Tel VI"), a 98% owned subsidiary of Lynch, acquired all of the outstanding shares of J.B.N. Telephone Company, Inc. ("JBN"), a local exchange Company in Kansas from GTE Corporation. The total cost of the transaction was $9.4 million.

All of the above transactions were accounted for as purchases, and accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair market values.

The operating results of the acquired companies are included in the consolidated statements of income from their respective acquisition dates. The following unaudited combined pro forma information shows the results of the Company's operations presented as though the purchases of Central Products were made at the beginning of 1994, and Haviland, Brown-Bridge, Station WOI-TV and JBN had been made at the beginning of 1993.

                                         Year Ended
                                           December 31
                                     1995      1994      1993
                                   ------    ------    ------
                                           (In Thousands,
                                      Except per Share Data)

Sales and revenues                 $429,435  $364,388  $216,331
Income before extraordinary
 item and cumulative effect
of accounting change                  5,186     2,525     5,176
Net income                            5,186     2,261     4,013
Income per share before
 extraordinary item and
cumulative effect of
accounting change                      3.69      1.89      4.22
Net income per share                   3.69      1.69      3.27

On January 25, 1995, a contract was signed for $4.7 million with US West Communications Inc. to acquire 1,400 access lines in North Dakota. On November 4, 1995, a contract was signed for $22.0 million, subject to certain conditions, to acquire Dunkirk & Fredonia Telephone Co., a local exchange Company in New York, with 10,700 access lines. These transactions are expected to close during 1996.

3. Inventories

Inventories are stated at the lower of cost or market value. Inventories valued using the last-in, first-out (LIFO) method comprised approximately 58% and 23% of consolidated inventories at December 31, 1995 and 1994. Inventories at Brown-Bridge, 38% and 68% of inventories at December 31, 1995 and 1994, are valued using the specific identification method. The balance of inventories are valued using the first-in first-out (FIFO) method.

                                          December 31
                                        1995      1994
                                       ------      ------
                                        (In Thousands)
Raw materials and supplies              $ 10,676  $ 5,560
Work in process                           10,286    7,745
Finished goods                            12,273    5,650
                                          ______    _____
Total                                   $ 33,235  $18,955
                                         ======== ========

Current cost exceeded the LIFO value of inventories by $905,000 and $961,000 at December 31, 1995 and 1994, respectively.

4. Investment in and Advances to Affiliated Companies Certain subsidiaries of Lynch are limited partners with a 49.9% equity interest in five partnerships which filed applications on November 6, 1995 with the Federal Communications Commission to bid in the FCC's C-Block Auction on Basic Trading Area licenses for 30 MHZ of spectrum to be used for broadband wireless personal communications services ("PCS"). Lynch has advances outstanding to these partnerships of $7.0 million on December 31, 1995. The Company has also committed to loan these partnerships an additional $35.3 million over the next seven years, based on the outcome of the Auction.

Lynch Entertainment Corporation ("LENCO"), a wholly-owned subsidiary of the Company, has a 20% investment in Coronet Communications Company ("Coronet"), which operates television station WHBF-TV, a CBS affiliate in Rock Island, Illinois. Lynch Entertainment Corporation II ("LENCO II"), a wholly-owned subsidiary of the Company, has a 49% investment in Capital Communications Company ("Capital"), which operates television station WOI-TV, an ABC affiliate in Des Moines, Iowa, which it acquired on March 1, 1994. The following represents condensed financial information of Coronet as of and for the years ended December 31, 1995, 1994 and 1993 and of Capital for the years ended December 31, 1995 and 1994, both derived from audited financial statements of the respective companies:

                                       Coronet
                                1995      1994      1993
                               ------    ------    ------
                                   (In Thousands)
Current assets                $ 4,670   $ 3,892   $ 2,627
Property and
 other assets                   6,842     7,108     7,134
                              -------   -------   -------
Total assets                  $11,512   $11,000   $ 9,761
                              =======   =======   =======
Current liabilities,
  including current
portion of
long-term debt                $ 4,752   $ 3,681   $ 2,481
Long-term debt and
 other liabilities             16,186    17,555    18,442
Partners' equity (deficit)     (9,426)  (10,236)  (11,162)
                              -------   -------   -------
                              $11,512   $11,000   $ 9,761
                              =======   =======   =======

Revenues                      $ 7,195   $ 7,069   $ 5,951
Expenses                       (6,385)   (6,144)   (6,299)
                              -------   --------  -------
Income (loss)                 $   810   $    925  $  (348)
                              =======   ========  =======

Coronet's results include depreciation and amortization expense of $389,193, $364,377, and $493,088 for 1995, 1994, and 1993, respectively.


                                        Capital
                                    1995      1994
                                   ------    ------
                                    (In Thousands)
Current assets                     $ 5,045   $ 3,961
Property and other assets            9,837    11,361
                                   -------   -------
Total assets                       $14,882   $15,322
                                   =======   =======

Current liabilities,
 including current
portion of
long-term debt                       2,818     1,996
Long-term debt
 and other liabilities              13,052    12,738
Shareholder's equity (deficit)        (988)      588
                                   -------  -------
                                   $14,882   $15,322
                                   =======   =======
Revenues                           $ 9,217   $ 7,034
Expenses                            (9,704)   (8,549)
                                   -------   -------
Loss before taxes                     (487)   (1,515)
Tax benefit                             98       606
                                   -------   -------
Net loss                           $  (389)  $  (909)
                                   =======   =======

Capital's results include depreciation and amortization expense of $1,842,684 and $2,153,000 for 1995 and 1994, respectively. The long-term debt of Coronet at December 31, 1995 is comprised of $14.5 million due to a third party lender and $2.8 million due to LENCO. The third party debt is due in February 1997, and is at an average interest rate of 9.26%. The debt to LENCO is due June 15, 1997 and is at a fixed rate of 10%, composed of a quarterly cash payment of 6% and a payment-in-kind of 4%, compounded annually. The Company recorded interest income on this debt of $276,000, $265,000, and $261,000 for the years ended December 31, 1995, 1994, and 1993, respectively. LENCO has a $980,000 net investment in Coronet at December 31, 1995 and has guaranteed $4.0 million of $11.7 million of Coronet's third party debt. The subordinated debt and Preferred Stock A provided by LENCO II to acquire the assets of Station WOI-TV on March
1, 1994, was fully paid off on December 15, 1995. The third party financing agreement between Capital Communications, Inc. ("Capital") was refinanced during 1995 with the principal sum increasing to $14 million. The loan is to be paid off in consecutive, quarterly principal payments until December 31, 2002 at which time the remaining balance of the debt, $5.0 million becomes due. Interest shall be paid at a rate per annum equal to the Prime Rate adjusted monthly on the first business day of each month. The interest rate at December 31, 1995 was 8.75%. LENCO II also owns $10,000 of Preferred Stock
B of Capital, which is convertible at any time into the Common Stock of Capital in a sufficient amount to bring LENCO II's ownership to 50%. LENCO II's investment in Capital at December 31, 1995 has been reduced to zero as its share of net losses would have exceeded its net investment.

On October 31, 1993, Tremont Advisers, Inc. ("Tremont") exercised its option to acquire 1,000,000 shares of Tremont's Class B Common Stock, $.01 par value, from Lynch at $.40 per share. This sale and the proceeds from the option resulted in a gain of $475,000, for which there is no tax provision, or $.39 per share which is included in the 1993 gain on sale of subsidiary and affiliate stock.

5. Intangible Assets

Intangible assets include acquisition intangibles of $53.1 million and $26.4 million, net of accumulated amortization of $5.5 million and $2.9 million, at December 31, 1995 and 1994, respectively.

6. Notes Payable and Long-term Debt

The Company maintains lines of credit with banks which aggregate $35.8 million, of which $18.5 million was available at December 31, 1995. These lines are secured by operating assets of the related subsidiaries ($38.1 million). The line of credit agreements expire in 1996, are renewable annually, and are at interest rates ranging from prime less .25%, to prime plus 1%. The Company's outstanding balances under these lines of credit and standby letters of credit totaled approximately $5.9 million at December 31, 1995, securing various insurance obligations and customer advances. Several of the credit agreements contain covenants restricting distributions. At December 31, 1995 and 1994, $5.6 million and $5.7 million, respectively, of subsidiaries' retained earnings were restricted under these agreements.

Spinnaker Industries, Inc. also maintains lines of credit with banks for working capital needs at each subsidiary which aggregate $45.5 million. Spinnaker had cash advances of $27 million outstanding under the lines of credit as of December 31, 1995. Interest on all outstanding borrowings bear interest at variable rates related to the prime interest rate or the lender's base rate. At December 31, 1995, the interest rates in effect ranged from 8.5% to 11%. Credit availability under the lines of credit are subject to certain variables, such as the amount of inventory and receivables eligible to be included in the borrowing base. These lines are secured by the operating assets of certain Spinnaker subsidiaries. Spinnaker is required to comply with various covenants including a limitation on capital expenditures, interest and fixed charge coverage, and minimum levels of operating earnings, as well as various other financial covenants. Certain of the lines of credit require the payment of a fee based upon the face amount of each letter of credit issued. The line of credit agreements expire in 1997 for Entoleter, 2000 for CPC, and 1997 for Brown-Bridge and are renewable annually.
Long-term debt consists of (all interest rates at December 31, 1995):

                                                December 31
                                               1995      1994
                                               ----      ----
                                               (In Thousands)
Rural Utilities Service and
 Rural Telephone Bank notes payable
in equal quarterly installments through
2023 at fixed interest rates ranging
 from 2% to 7% (3.0% weighted aver-
age), secured by assets of the tele-
phone companies of $67.1 million             $ 27,543  $ 24,283
Bank credit facilities utilized by certain
 telephone and telephone holding
companies through 2010, $17.4 million
at a fixed interest rate averaging 10.4%
and $10.9 million at variable
interest rates averaging 8.6%                  28,255    24,158
Unsecured notes issued in connec-
 tion with telephone company
acquisitions at an interest rate
of 10% due from 1996 to 2003                   16,149    16,266
Bank Debt associated with Central Products:
 Revolving line of credit at interest
 rate of (9.75%) expiring in 2000              14,126        --
 Term loan at interest rate of (9.5%), due
 in installments through 2002                  19,625        --
 Term loan at interest rate of (10.5%), due
 in installments through 2002                  16,000        --
Notes issued to seller:
 Term loan due 2003 at fixed
 interest rates of (8%) see below              15,000        --
 Term loan due in installments through
 2002 at fixed interest rate of (11%)
 see below                                     10,000        --
 Subordinated loan due in installments
 through 1998 at fixed interest rate of (0%)    5,000        --
Bank debt associated with Brown-Bridge:
 Revolving line of credit at interest
 rate of prime plus 1.25% (9.75%)
expiring in 1999                               12,646    13,180
 Term loan at interest rate of prime
 plus 1.25% (9.75%), due in install-
ments through 1999                              6,691     9,000
Other                                           6,702     5,403
                                              -------   -------
                                              177,737    92,290
Current maturities                            (45,208)  (29,545)
                                             --------  --------
                                             $132,529  $ 62,745
                                             ========  ========

As part of Spinnaker's acquisition of Central Products Company from Alco Standard on October 4, 1995 (see note 2), Alco provided two loans totaling $25 million and received the right to sell these notes to Spinnaker and demand payment (the "Put Agreements"). Lynch agreed to guarantee the notes and provide funds for the Put Agreement. As of January 2, 1996, Alco exercised its rights under the Put Agreements to sell the notes back to Spinnaker and in connection therewith, as described below, Spinnaker entered into a new financing agreement with the seller and a third party to make a partial principal payment on the note and replace the balance with a new financing arrangement.

On April 5, 1996, Spinnaker entered into an agreement with a third party for an $8.5 million bridge loan. The bridge loan is due on December 30, 1996 and if not paid will convert into a 5 year term loan. The third party will be entitled to receive a warrant to purchase 2.5% of the common equity of Spinnaker for each quarter the term loan is outstanding up to 20% on a fully diluted basis, of the common equity of Spinnaker. The bridge loans bears interest at the greater of the LIBOR reference rate or the Treasury rate plus 5% for the first 90 days, then incrementally increasing by .25% for every subsequent 90 day period.

On April 5, 1996 the rate in effect was 10.4%. Spinnaker may also fix the rate at 18% if the floating rate increases to or above that rate. The bridge loan and term loan include a payment in kind ("PIK") feature that allows Spinnaker to pay any interest in excess of 16% (the maximum cash interest) by issuing additional bridge notes. Also on April 5, 1996, an entity affiliated with Richard J. Boyle and Ned N. Fleming III ("BF"), the Company's Chairman and Chief Executive Officer and President, respectively, exercised warrants to purchase 187,467 shares of Spinnaker's common stock resulting in proceeds of $500,000 which will be used by the Company to make scheduled interest payments on the bridge and term loans. The agreement requires BF to continue to exercise its warrants to provide funds to satisfy the outstanding interest that will be due on the bridge and term loans. Spinnaker is pursuing actively various alternatives to refinance the indebtedness of Spinnaker and its subsidiaries, including refinancing the bridge loan before it matures. There can be no assurance that Spinnaker can successfully complete any such refinancing.

Concurrently with the closing of the bridge loan, Spinnaker paid Alco $7.5 million of which $5.5 million was a principal payment on the $25 million note, approximately $1.0 million related to accrued interest, and $1.0 million was applied toward a $1.75 million purchase price for a warehouse facility in Denver, Colorado. The unpaid balance of the $25 million note, together with the balance due on the warehouse facility was restructured into a series of new convertible subordinated notes consisting of the following:

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

(b) A 7%, $7 million convertible subordinated note due April 1997. The note contains a PIK feature that allows Spinnaker, at its option, to satisfy the interest by increasing the principal amount of the note. However, if Spinnaker selects the PIK option, the interest rate on the note is 9%. All or any part of this note can be converted at Alco's option into shares of Spinnaker's common stock after April 1, 1997 at the then market price; and (c) A 7%, $7.25 million convertible subordinated note due April 1998. The note contains a PIK feature that allows Spinnaker, at its option, to satisfy the interest by increasing the principal amount of the note. However, if Spinnaker selects the PIK option, the interest rate on the note is 9%. All or any part of this note can be converted at Alco's option into shares of Spinnaker's stock after April 1, 1998 at the then current market price.

The Company has pledged its shares of Spinnaker stock to secure the new convertible subordinated notes and bridge loan. Based on the terms of the bridge loan and the restructured subordinated notes with Alco, the Company has classified the $25 million subordinated notes to Alco as long-term.

RUS debt of $27.5 million bearing interest at 2% has been reduced by a purchase price allocation of $3.6 million reflecting an imputed interest rate of 5%. Unsecured notes issued in connection with the telephone company acquisitions are predominantly held by members of management of the telephone operating companies.
In July 1986, the Company issued $23.0 million principal amount of 8% convertible subordinated debentures. These debentures were unsecured obligations of the Company and were convertible into Common Stock at a price of $31 per share prior to maturity. Through September 21, 1994, the Company had either purchased on the open market or redeemed $11.2 million of the original issuance. At that date, in accordance with the terms of the debenture indenture, the Company called for redemption all of the remaining debentures outstanding, at 101.6% of their face amount plus accrued interest. The redemption was completed on October 24, 1994, and $10,195,000 of the debentures were redeemed and $1.6 million were converted into 52,881 shares of Common Stock at $31 per share before allocation of related expenses. As a result of the redemption, the Company recognized in 1994 an extraordinary loss of $264,000, net of taxes. On October 18, 1993, the Company redeemed $6.0 million principal amount of debentures at 102.4% of face value plus accrued interest to that date. As a result of this redemption, the Company recognized in 1993 an extraordinary loss of $206,000, net of taxes.

Cash payments for interest were $10.6 million, $6.2 million and $5.5 million for the years ended December 31, 1995, 1994 and 1993, respectively.

Aggregate principal maturities of long-term debt for each of the next five years are as follows: 1996 - $64.7 million, 1997 - $8.9 million; 1998 - $11.6 million, 1999 - $11.8 million, and 2000 - 14.1 million.

7. Minority Interests and Related Party Transactions

In October 1989, Lynch Telephone Corporation, an 80.1% owned subsidiary, purchased 100% of the capital stock of Western New Mexico Telephone Company, Inc. ("Western"), an independent local telephone company serving southwestern New Mexico. The sellers of Western own 19.9% of Lynch Telephone Corporation and have been granted an option to acquire stock equal to an additional 30.1% interest of the shares currently outstanding, which was extended in 1993 to become exercisable during a three month period commencing October 19, 1996, at a formula price. In addition, during 1993, Lynch secured the right to acquire stock equal to 15% of Lynch Telephone Corporation at terms similar to the sellers' option.

On July 22, 1993, Morgan completed an initial public offering ("IPO") of 1,100,000 shares of its Class A Common Stock, $.015 par value, at $9.00 per share. In accordance with Lynch's policy of recognizing a gain or loss on the sale of stock by a subsidiary, a pre-tax gain of approximately $3.9 million ($2.2 million after tax, $1.84 per share) was recorded in connection with Morgan's IPO. Lynch's ownership of 150,000 Class A shares (acquired during 1995) and 1,200,000 Class B shares of Morgan entitles it to a voting control and, therefore, Lynch consolidates Morgan's results in its financial statements.
In accordance with FASB Statement No. 109, a deferred tax liability is recognized for the difference between the financial reporting basis and the tax basis of the Company's investment in Morgan.  On June 4, 1993, the Board of Directors of Morgan approved the adoption of a stock option plan which provides for the granting of incentive or nonqualified stock options to purchase up to 200,000 shares of Class A Common Stock to officers, including members of Morgan's Board of Directors, and other key employees. No options may be granted under this plan at less than the fair market value of the
Common Stock at the date of the grant, except for certain nonemployee
directors.   Three nonemployee directors were granted nonqualified stock options to purchase a total of 24,000 shares of Class A Common Stock at prices ranging from $6.80 to $9.00 per share. Although the exercise period is determined when options are actually granted, an option shall not be exercised later than 10 years and one day after it is granted. Stock options granted will terminate if the grantee's employment terminates prior to exercise for reasons other than retirement, death, or disability. Employees have been granted nonqualified stock options to purchase 163,500 shares of Class A Common Stock at an exercise price from $7.50 to $8.75 per share. These options will vest over a four year period pursuant to the terms of the plan. As of December 31, 1995, options to purchase 61,000 shares were exercisable.

On June 13, 1994, Spinnaker entered into a series of agreements with Boyle, Fleming & Co., Inc. ("BF"), of whom a former Director of the Corporation is a principal, for BF to assume the management of Spinnaker. As part of these arrangements, BF received warrants to purchase 678,945 shares of Spinnaker Common Stock (equating to a 20% ownership of Spinnaker) at a price of $2.67 per share (adjusted for a 3 for 2 stock split which was effective December 29, 1995) at any time prior to or before June 10, 1999, subject to certain conditions. On April 5, BF exercised warrants to purchase 187,476 shares of Spinnaker's Common Stock at the 2.67 per share. BF may also, on the occurrence of an equity offering by Spinnaker Industries, Inc., receive warrants to acquire additional shares of Spinnaker at terms to be determined at the time of the offering.

During 1994, Brown-Bridge granted certain of its key executives options to purchase up to 71,065 shares of Brown-Bridge's common stock at various prices between $7.16 and $14.69 per share. Brown-Bridge currently has 1,000,000 common shares outstanding. The options become exercisable (i) in cumulative installments of one-fifth each year if certain levels of profitability, as defined in the plan, are met, or (ii) seven years from the date of grant. The options were issued at not less than 100% of the fair market value of the common stock at the date of grant. The Company, pursuant to Indiana law and the Company's Articles of Incorporation, has reimbursed its Chairman and Chief Executive Officer, for $392,000 of legal fees incurred in connection with a regulatory inquiry. Amounts relating to this reimbursement were charged to the Company's results of operations for the years ended December 31, 1994 ($317,000) and 1993 ($75,000).

On January 19, 1994, Lynch sold 100,000 shares of common stock held in its treasury to its Chairman and Chief Executive Officer at $22.875 per share, the closing price in trading of Lynch common stock on The American Stock Exchange on that date. The transaction was approved by the Company's shareholders at its annual meeting held on May 5, 1994.

8. Shareholders' Equity

In 1987, 1988 and 1992, the Board of Directors authorized the purchase of up to 300,000 shares of Common Stock. Through December 31, 1995, 230,861 shares had been purchased at an average cost of $13.15 per share. In January 1994, two officers were granted stock options to purchase up to 86,000 shares of Lynch common stock. Approximately 24,500 options were granted at an exercise price of $23.125, the closing price on the American Stock Exchange on January 18, 1994. These options are fully vested and outstanding. During 1995, the balance of the options were canceled.

On February 1, 1996, the Company adopted a plan to provide a portion of the compensation for its directors in common shares of the Company. The amount is fixed, and the conversion to common stock is based upon the market price at the end of the previous year. In February, 1996, the Company awarded 1,428 shares under this program. Such shares will vest during 1996.

On February 29, 1996, the Company adopted a Phantom Stock Option Plan for certain employees. To date, 7,400 of Phantom Stock Options ("PSO") have been granted at a price of $63 per share. Upon the exercise of a PSO, the holder is entitled to receive an amount equal to the amount by which the market value of the Company's common stock on the exercisable date exceeds the exercise price of the PSO.

9. Income Taxes

The Company changed its method of accounting for income taxes in 1993 from the deferred method to the liability method required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") The adoption of SFAS 109, which resulted in a cumulative effect charge of $957,000 or $.78 per share, is reported in the 1993 Consolidated Statement of Income. Accordingly, prior years' financial statements have not been restated to apply the provisions of SFAS 109.

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Cumulative temporary differences and carry forwards at December 31, 1995 and 1994 are as follows:

                                December 31, 1995   December 31, 1994
                                   Deferred Tax        Deferred Tax
                                Asset     Liability   Asset     Liability
                               ------     ---------   ------    --------
                                               (In Thousands)
Inventory reserve               $ 485         --      $ 500          --
Fixed assets written
 up under purchase
 accounting and tax
 over book depreciation            --    $12,438         --     $ 5,622
Discount on long-term debt         --      1,398         --       1,511
Basis difference in
 subsidiary and
 affiliate stock                   85      1,750        165       1,686
Partnership tax losses in
 excess of book losses             --      1,249         --       1,139
Other reserves and
  accruals                      2,620         --       2,331         --
Other
                                  952      1,077         154        439
                              -------    -------     -------    -------
                                4,142     17,912       3,150     10,397
Valuation allowance              (198)        --        (278)        --

                              -------    -------     -------    -------
Total deferred
 income taxes                  $3,944    $17,912      $2,872    $10,397
                              =======    =======     =======    =======

The provision for income taxes is summarized as follows:

                                        1995      1994      1993
                                       ------    ------    ------
                                             (In Thousands)
Current payable taxes:
 Federal                              $4,235   $3,203    $1,239
 State and local                         957      954       455
                                      ------   ------    ------
                                       5,192    4,157     1,694
                                      ------    ------    ------
 Deferred taxes:
 Federal                               (446)   (1,223)      397
 State and local                        (60)     (282)      357
                                      ------    ------   -------
                                       (506)   (1,505)      754
                                     ------   -------   -------
                                     $4,686    $2,652    $2,448
                                     ======   =======   =======

A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes, minority interest, extraordinary item, and cumulative effect of accounting change follows:

                                  1995      1994      1993
                                 ------    ------    ------
                                     (In Thousands)
Tax at statutory rate            $4,063    $2,245    $2,482
Increases (decreases):
 State and local taxes,
 net of federal benefit             592       449       536
 Amortization of excess
 of acquired net assets
 cost, net                           64         1        (1)
 Unremitted earnings of
 domestic subsidiary                 91       109        50
Deferred tax asset
 recognized from
prior years                          --        --      (262)
Sale of subsidiary stock             --       (65)     (193)
Losses of unconsolidated
 affiliates                          --       224       --
Reduction attributable
 to special election by
captive insurance
company                             (223)    (202)     (300)
Other                                 99     (109)      136
                                  ------   ------    ------
                                  $4,686   $2,652    $2,448
                                  ======   ======    ======


Net cash payments for income taxes were $4.2 million, $2.3 million and $1.8 million for the years ended December 31, 1995, 1994 and 1993, respectively.

10. Contingencies

Lynch has pending claims incurred in the normal course of business. Management believes that the ultimate resolution of these claims will not have a material adverse effect on the consolidated financial position or the results of operations of Lynch.

Pursuant to the Acquisition Agreement with Alco (see Note 2), Central Products assumed sponsorship of a defined benefit pension plan for union employees. Central Products also agreed to establish a new defined benefit plan for its non-union employees. Alco retained the defined benefit pension obligation for non-union retirees as of September 30, 1995 and any non-union employees not hired by Central Products.

The agreement requires Alco to transfer assets to Central's plans equal to the present value of accrued benefits as of September 30, 1995, as defined in the Agreement plus a defined rate of interest to the transfer date.
Central Products' management believes that it was the intent of Alco that the defined benefit pension obligations for the union and non-union employees be "fully funded" by Alco. Accordingly, Central Products has not recorded the unfunded projected benefit obligation of $1.5 million as a liability when recording the purchase accounting entries.

11. Segment Information

The Company is principally engaged in three business segments: multimedia, services and manufacturing. All businesses are located domestically, and export sales were approximately $41 million in 1995, $16.5 million in 1994 and $9.3 million in 1993. The Company does not believe it is dependent on any single customer. The multimedia segment includes local telephone companies and investments in two network-affiliated television stations. The services segment includes transportation and related services. $11.8 million of the Company's accounts receivable are related to the services segment and are principally due from companies in the mobile home and recreational vehicle industry located throughout the United States, including several located in the Midwest and Southeast. Services provided to one major mobile home manufacturer accounted for approximately $29.4 million, $27.5 million, and $18.8 million in revenues of the services segment for the years ended December 31, 1995, 1994, and 1993, respectively. The manufacturing segment includes the manufacture and sale of adhesive coated stock for labels and related applications, glass forming, impact milling, adhesive tapes, and other machinery and related replacement parts, as well as quartz crystals and oscillators. There were no intersegment sales or transfers.

Operating profit (loss) is equal to revenues less operating expenses, excluding unallocated general corporate expenses, interest and income taxes. The Company allocates a portion of its general corporate expenses to its operating segments. Such allocation was $965,000, $790,000 and $657,000 during the years ended December 31 1995, 1994 and 1993, respectively. Identifiable assets of each industry segment are the assets used by the segment in its operations excluding general corporate assets. General corporate assets are principally cash and cash equivalents, short-term investments and certain other investments and receivables.

                              Year ended December 31
                              1995      1994      1993
                             -----     ------    ------
                                   (In Thousands)
Revenues
 Multimedia                   $ 23,597  $ 20,144  $ 16,206
 Services                      122,303   101,880    82,829
 Manufacturing                 192,266    66,678    28,004
                              --------  --------  --------
                              $338,166  $188,702  $127,039
                              ========  ========  ========
Operating profit
 Multimedia                   $  4,938  $  5,164  $  4,520
 Services                        3,371     3,434     2,270
 Manufacturing                  13,880     3,675     1,209
 Unallocated corporate
 expense                        (2,874)   (1,478)   (1,381)
                              --------  --------  --------
                              $ 19,315  $ 10,795  $  6,618
                              ========  ========  ========

Capital expenditures
 Multimedia                   $ 14,051  $  8,410  $  2,138
 Services                        2,135     1,434     1,393
 Manufacturing                   3,373     1,743       825
 General corporate                  10        11        --
                              --------  --------  --------
                              $ 19,569  $ 11,598  $  4,356
                              ========  ========  ========
Depreciation and
 amortization
 Multimedia                   $  7,350  $  5,651  $  4,400
 Services                        1,264       915       803
 Manufacturing                   2,662       931       690
                              --------  --------  --------
                              $ 11,276  $  7,497  $  5,893
                              ========  ========   ========
Assets
 Multimedia                   $102,998  $ 92,151  $ 73,043
 Services                       30,796    28,978    24,519
 Manufacturing                 162,819    62,260    18,349
 General corporate               5,826     2,521    14,061
                              --------  --------  --------
                              $302,439  $185,910  $129,972
                              ========  ========  ========

12. Quarterly Results of Operations (unaudited) The following is a summary of the quarterly results of operations for the years ended December 31, 1995 and 1994 (in thousands, except per share amounts):


                                     1995 Three Months Ended
                              --------------------------------------
                               March 31  June 30   Sept. 30  Dec. 31
                               --------  -------   --------  --------
Sales and revenues              $69,788   $76,874   $81,546   $109,958
Operating profit                  4,034     4,278     4,763      6,240
 Net income                       1,125     1,156     1,293      1,571
Primary earnings per share:
 Net income                         .80       .82       .92       1.13
Fully diluted earnings
 per share:
  Net income                        .80      . 82       .92       1.13

1994 Three Months Ended
                               ---------------------------------------
                                March 31  June 30   Sept. 30  Dec. 31
                               --------  --------   --------  --------
Sales and revenues               $36,071   $39,678   $44,687   $68,265
Operating profit                   1,740     2,351     3,011     3,693
 Income before
 extraordinary item
and cumulative effect
of accounting change                 641       206       835       910
 Net income                          641       206       571       910
Primary earnings per share:
 Income before
 extraordinary item and
cumulative effect of
accounting change                    .49       .15       .63       .66
 Net income                          .49       .15       .43       .66
Fully diluted earnings
 per share:
 Income before
 extraordinary item and
cumulative effect of
accounting change                    .47       .15       .52       .64
 Net income                          .47       .15       .38       .64


MARKET PRICE INFORMATION AND
COMMON STOCK OWNERSHIP (UNAUDITED)
The Common Stock of Lynch Corporation is traded on the American Stock Exchange under the symbol "LGL." The market price highs and lows in consolidated trading of the Common Stock during the past two years are as follows:

                                      Three Months Ended 1995
     1995                       March 31  June 30   Sept 30   Dec 31
     ----                       -------   -------   -------   ------
     High                        39 1/8    47 3/4    84 3/4    80 1/8
     Low                         30 1/8    35 1/2    46 1/8    57 3/4

     1994
     ----
     High                        25 1/8    26 7/8    30 1/8    32 7/8
     Low                         22 3/4    25 1/8    25 1/8    28 5/8

At March 15, 1996, the Company had 1,060 shareholders of record.

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

February 29, 1996, except for Note 6,
as to which the date is April 8, 1996