Form 10-Q/A
period 1996-03-31
LYNCH CORP
filed 1996-08-26
CIK 61004

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-Q/A


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

                              INDEX

                LYNCH CORPORATION AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION


Item 1.      Financial Statements

        Financial Statements as amended August 19, 1996, to revised Note C (Acquisition of Central Products - Proforma Information)



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

SALES AND REVENUES
                                                                 >
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
                                               ==========     ==========

                LYNCH CORPORATION AND SUBSIDIARIES
                -----------------------------------
               CONDENSED CONSOLIDATED BALANCE SHEET
               ------------------------------------
                           (In thousands)
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

                                            First Quarter Ended
                                                 March 31
                                             1996          1995
                                           (In thousands, except
                                              per share data)

Sales and Revenues                       $110,930        $100,798
Operating Profit                            5,910           6,464
Net Income                                  1,201           1,370
Net Income per Share                         0.86            0.97


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

August 19, 1996