Form 10-Q
period 1996-09-30
LYNCH CORP
filed 1996-11-14
CIK 61004

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

Yes  X    No

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.


          Class                              Outstanding at November 1, 1996
Common Stock, no par value                              1,390,679

                               INDEX

                LYNCH CORPORATION AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION


Item 1.      Financial Statements (Unaudited)

                  Condensed Consolidated Statement of Operations:
                    - Three months ended September 30, 1996 and 1995
                    - Nine months ended September 30, 1996 and 1995

                  Condensed Consolidated Balance Sheet:
                    - September 30, 1996
                    - December 31, 1995 (Audited)

                  Condensed Consolidated Statement of Cash Flows:
                    - Nine months ended September 30, 1996 and 1995

                  Notes to Condensed Consolidated Financial Statements


Item 2. Managements's Discussion and Analysis of Financial Condition and Results of Operations




PART II.  OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

Part 1- FINANCIAL INFORMATION
-----------------------------
Item 1- Financial Statements
-----------------------------

                LYNCH CORPORATION AND SUBSIDIARIES
                ----------------------------------
          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
          ----------------------------------------------
                            (UNAUDITED)
               (In thousands, except share amounts)

                            Three Months                    Nine Months
                        Ended September 30              Ended September 30
                       ----------     ----------     ----------     ----------
                          1996           1995           1996           1995
SALES AND REVENUES     ----------     ----------     ----------     ----------
  Multimedia           $  7,397       $  5,902       $ 20,753       $ 17,503
  Services               35,306         33,250        102,510         91,608
  Manufacturing          74,618         41,449        217,026        115,558
                       ----------     ----------     ----------     ----------
                        117,321         80,601        340,289        224,669
Costs and expenses:    ----------     ----------     ----------     ----------
  Multimedia              5,223          4,455         14,824         13,066
  Services               32,417         29,977         94,922         82,598
  Manufacturing          63,063         32,349        180,670         91,091
  Selling and
   administrative         9,904          8,879         31,839         24,663
                       ----------     ----------     ----------     ----------
OPERATING PROFIT          6,714          4,941         18,034         13,251

Other income (expense):
  Investment Income         519           577           1,667          2,196
  Interest expense       (4,254)       (2,275)        (12,439)        (6,687)
  Share of operations of
    affiliated companies      8           (66)             74            (60)
  Gain on sale of stock by
    subsidiaries              0             0           4,178             59
                       ----------     ----------     ----------     ----------
                         (3,727)       (1,764)         (6,520)        (4,492)
                       ----------     ----------     ----------     ----------
INCOME FROM CONTINUING
 OPERATIONS  BEFORE
 INCOME TAXES AND
 MINORITY INTERESTS       2,987         3,177          11,514          8,759
Provision for
  income taxes           (1,240)       (1,201)         (4,666)        (3,466)
Minority interests         (498)         (568)         (1,160)        (1,588)
                       ----------     ----------     ----------     ----------
INCOME FROM CONTINUING
 OPERATIONS               1,249         1,408           5,688          3,705
                       ----------     ----------     ----------     ----------
DISCONTINUED OPERATIONS:
 LOSS FROM OPERATIONS OF DIS-
 CONTINUED LYNCH TRI-CAN INTER-
 NATIONAL (LESS APPLICABLE INCOME
 TAXES OF $40,186,127)        0          (115)           (259)         (131)

 LOSS ON DISPOSAL OF LYNCH TRI-CAN
 INTERNATIONAL (LESS APPLICABLE
 INCOME TAXES OF $249)        0             0            (484)            0
                       ----------     ----------     ----------     ----------
 NET INCOME            $  1,249       $  1,293       $  4,945       $  3,574
                       ==========     ==========     ==========     ==========
Weighted average shares
  outstanding          1,408,000      1,413,000      1,404,000      1,409,000

INCOME PER COMMON SHARE:
 INCOME FROM CONTINUING
  OPERATIONS             $   0.89       $   1.00       $   4.05       $   2.63
 LOSS FROM DISCONTINUED
  OPERATIONS                 0.00          (0.08)         (0.53)         (0.09)
                       ----------     ----------     ----------     ----------
INCOME PER COMMON SHARE  $   0.89       $   0.92       $   3.52       $   2.54
                       ==========     ==========     ==========     ==========

                  LYNCH CORPORATION AND SUBSIDIARIES
                  -----------------------------------
                 CONDENSED CONSOLIDATED BALANCE SHEET
                 ------------------------------------

(In thousands)                        September 30         December 31
                                          1996                1995
                                       (Unaudited)             (A)
ASSETS                                  ------------   ------------

CURRENT ASSETS:
 Cash and Cash Equivalents             $  16,768          $  15,921
 Marketable Securities and
  Short-Term Investments                   1,971             11,432
 Receivables, less Allowances
  of $1431 and $1732                      55,047             52,306
 Inventories                              39,188             33,235
 Deferred Income Tax Benefits              3,944              3,944
 Other Current Assets                      9,096              6,810
                                       ---------          ---------
    Total Current Assets                 126,014            123,648

PROPERTY, PLANT AND EQUIPMENT:
 Land                                      2,096              2,068
 Buildings and Improvements               20,170             16,675
 Machinery and Equipment                 149,877            128,397
                                      ----------          ---------
                                         172,143            147,140
 Less Accumulated Depreciation            49,103             36,093
                                      ----------          ---------
 Net Property, Plant and Equipment       123,040            111,047

INVESTMENT IN AND ADVANCES TO
  AFFILIATED COMPANIES                    23,810              8,982
ACQUISITION INTANGIBLES                   52,344             53,060
OTHER ASSETS                               6,280              5,702
                                      ----------          ---------
    Total Assets                       $ 331,488          $ 302,439
                                      ==========          =========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Notes Payable to Banks               $   12,157          $   9,622
 Trade Accounts Payable                   20,977             20,147
 Accrued Liabilities                      28,983             28,545
 Current Maturities of Long-Term Debt     51,943             39,708
                                      ----------          ---------
   Total Current Liabilities             114,060             98,022

LONG-TERM DEBT                           140,039            138,029
DEFERRED INCOME TAXES                     19,619             17,912
MINORITY INTERESTS                        16,620             12,964

SHAREHOLDERS' EQUITY
 COMMON STOCK, NO PAR VALUE-10,000,000
  SHARES AUTHORIZED;  1,471,191 shares
  issued (at stated value)                 5,139              5,139
 ADDITIONAL PAID-IN CAPITAL                8,400          7,873
 RETAINED EARNINGS                        28,721             23,776
 TREASURY STOCK OF 80,512 AND 92,528
  SHARES, AT COST                         (1,110)            (1,276)
                                      ----------          ---------
   Total Shareholders' Equity             41,150             35,512
                                      ----------          ---------
   Total Liabilities and                $331,488           $302,439
   Shareholders' Equity               ==========          =========


(A) The Balance Sheet at December 31,1995 has been derived from the Audited Financial Statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete
financial statements.

                     LYNCH CORPORATION AND SUBSIDIARIES
                     -----------------------------------
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               ----------------------------------------------
                            (UNAUDITED)
                          (In thousands)


                                                  Nine Months Ended
                                                    September 30
                                              ----------     ----------
                                                 1996           1995
                                              ----------     ----------

OPERATING ACTIVITIES

Net Income                                       $ 4,945        $ 3,574
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                  12,514          7,753
   Net effect of sales of trading securities       9,461          2,184
   Deferred taxes                                  1,707              0
   Share of operations of affiliated companies       (74)            60
   Minority interests                              1,160          1,588
   Gain on sale of stock by subsidiaries          (4,178)             0
   Changes in operating assets and liabilities:
     Receivables                                  (2,741)        (9,128)
     Inventories                                  (5,953)        (3,155)
     Accounts payable and accrued liabilities      1,268          7,184
     Other                                        (3,255)        (5,194)
                                                --------       --------
NET CASH FROM OPERATING ACTIVITIES                14,854          4,866
                                                --------       --------

INVESTING  ACTIVITIES

Capital Expenditures                             (17,435)       (12,584)
Acquisition of telephone lines                    (5,680)             0
Investment in Personal Communications
  Services Partnerships                          (14,306)             0
Other                                               (363)             0
                                                --------       --------
NET CASH USED IN INVESTING ACTIVITIES            (37,784)       (12,584)
                                                --------       --------
FINANCING ACTIVITIES

Issuance  of debt, net                            22,410          6,181
Treasury stock transactions                          730              0
Minority interest  transactions                      637           (454)
                                                --------       --------
NET CASH FROM FINANCING ACTIVITIES                23,777          5,727
                                                --------       --------
Net increase (decrease) in cash
  and cash equivalents                               847        (1,991)
Cash and cash equivalents
at beginning of period                            15,921        18,010
                                                --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $16,768       $16,019
                                                ========      ========


     See Notes to Condensed Consolidated Financial Statements.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A.  Subsidiaries of the Registrant

The present operating subsidiaries of the Registrant are as follows:

       Lynch Interactive Corporation
       Lynch Multimedia Corporation
         CLR Video LLC (60% owned)
       Lynch Telecommunications Corporation
         Lynch Telephone Corporation (80.1% owned)
           Western New Mexico Telephone Company, Inc.
           WNM Communications Corporation
         Lynch Telephone Corporation II (83.0% owned)
           Inter-Community Telephone Company
             Inter-Community Telephone Company II
         Lynch Telephone Corporation III (81% owned)
           Cuba City Telephone Exchange Company
           Belmont Telephone Company
           Lafayette County Satellite TV, Inc.
       Brighton Communications Corporation
         Lynch Telephone Corporation IV
           Bretton Woods Telephone Company
         Lynch Telephone Corporation VI (98% owned)
           J.B.N. Telephone Company, Inc.
             J.B.N. Finance Corporation
         Lynch Telephone Corporation VII
           USTC Kansas Inc.
        Haviland Telephone Company
          Haviland Finance Corporation
       Global Television Inc.
       Lynch Entertainment Corporation
         Coronet Communications Company (20% owned)
       Lynch Entertainment Corporation II
         Capital Communications Corporation (49% owned)
       The Morgan Group, Inc. (equity ownership 49%
        - voting ownership 64%)
         Morgan Drive Away, Inc.
           Transport Services Unlimited, Inc.
           Interstate Indemnity Inc.
           Morgan Finance, Inc.
       Lynch Capital Corporation
       Lynch Manufacturing Corporation
         Lynch Machinery, Inc. (90% owned)
         M-tron Industries, Inc. (94% owned)
           M-tron Industries, Ltd.
        Spinnaker Industries, Inc. (previously named Safety Railway
          Service Corporation) (73.5% owned)
           Central Products Acquisition Corp.
           Brown-Bridge Industries, Inc. (80.1% owned)
           Entoleter, Inc.
         Lynch International Exports, Inc.
       Lynch PCS Communications Corporation
         Lynch PCS Corporation (A)
         Lynch PCS Corporation (B)
         Lynch PCS Corporation (C)
         Lynch PCS Corporation (D)
         Lynch PCS Corporation (E)
         Lynch PCS Corporation (F)


B.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.


C.   Acquisitions

On October 4, 1995, Central Products Acquisition Corp., a wholly-owned subsidiary of Spinnaker Industries, Inc. (a 73.5% owned subsidiary of Lynch) acquired from Alco Standard Corporation ("Alco"), the assets and stock of Central Products Company. Central Products manufactures a wide variety of carton sealing tapes and related equipment. The cost of the acquisition was $80.0 million. As a result of this transaction, the Company recorded $27.2 million in goodwill which is being amortized over 25 years. This transaction was accounted for as a purchase, and accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair market value.

The operating results of the acquired company are included in the consolidated statements of operations from their respective acquisition dates. The following combined proforma information shows the results of the Registrant's operations presented as though the purchase of Central Products had been made at the beginning of 1995.

                              Three Months Ended      Nine Months Ended
                                   Sept. 30               Sept. 30
                              1996         1995       1996      1995
                                        (In thousands, except
                                         per share data)
Sales and Revenues         $117,321   $111,140      $340,289  $315,938
Operating Profit              6,714      6,692        18,034    19,404
Income from Continuing
 Operations                   1,249      1,436         5,688     3,746
Net Income                    1,249      1,321         4,945     3,615
Income from Continuing
 Operations Per Share          0.89       1.02          4.05      2.66
Net Income Per Share           0.89       0.93          3.52      2.57

The above proforma data has been revised by Registrant for certain refinements in the proforma adjustments determined in June, 1996. The above data has been adjusted to reflect these changes.


D.   Discontinued Operations

During the second quarter, the Registrant decided to discontinue the operations of Tri-Can International, Ltd. ("Tri-Can") and sell the assets of that operation. The sale was completed in August 1996. Tri-Can, a manufacturer of packaging machinery, recorded sales of $1.3 million and $3.5 million, respectively, for the nine months ended September 30, 1996 and 1995, and $4.5 million and $5.4 million for the years ended December 31, 1995 and 1994, respectively. The assets to be sold primarily consist of inventory fixed assets, inventory and intangibles. As a result of this decision, the Registrant, during the three months ended June 30, 1996, recorded a provision for loss of $750,000, $495,000, or $0.35 per share after-taxes, to reflect the write-down of certain assets and costs estimated to be incurred prior to the disposal and a provision for operating losses of $150,000 for the period, $100,000, or $0.07 per share after-tax, between June 30, 1996 and the date of the sale.


E.   Inventories

Inventories are stated at the lower of cost or market value. At September 30, 1996, inventories were valued by three methods: last-in, first-out (LIFO) - 54%, specific identification - 42%, and first-in, first-out (FIFO) - 4%. At December 31, 1995, the respective percentages were 58%, 38%, and 4%.

                                                 In Thousands
                                      Sept. 30, 1996     December 31, 1995

Raw materials and supplies              $13,042        $10,676
Work in process                           3,921         10,286
Finished goods                           22,225         12,273
  TOTAL INVENTORIES                     $39,188        $33,235

F.   Indebtedness

On a consolidated basis, at September 30, 1996, the Registrant maintains short-term and long-term lines of credit facilities totaling $95.5 million, of which $34.0 million was available. The Registrant maintains a $12.0 million short term line of credit facility, of which $3.5 million was available at September 30, 1996. This facility expires on April 15, 1997. Spinnaker Industries, Inc. maintains lines of credit at its subsidiaries which total $45.5 million, of which $6.4 million was available at September 30, 1996.
The Spinnaker facilities were replaced on October 23, 1996 (see discussion below). The Morgan Group maintains lines of credit totaling $18.9 million, $11.8 million of which was available at September 30, 1996. These facilities, as well as facilities at other subsidiaries of the Registrant, generally limit the credit available under the lines of credit to certain variables, such as inventories and receivables, which are secured by the operating assets of the subsidiary, and include various financial covenants. At September 30, 1996, $48.6 million of these total facilities expire within one year.

Long-term debt consists of (all interest rates are weighted averages, where applicable at September 30, 1996):

                                                      In Thousands
                                                   9-30-96   12-31-95
Rural Electrification Administration and
  Rural Telephone Bank notes payable
  in equal quarterly installments through
  2023 at fixed rates (4.0%)                        31,894    27,543
Bank credit facilities utilized by
  certain telephone and telephone
  holding companies at both 9.5% fixed
  and 9.0% variable rates                           33,400    28,255
Unsecured notes issued in connection
  with telephone company acquisitions
  at 10% fixed rate                                 16,062    16,149
Debt associated with Central Products:
  Revolving line of credit 9.25% variable rate      15,687    14,126
  Term loans 9.5% variable rate                     34,500    35,625
  Notes to seller 7.0% fixed rate                   19,250    30,000
Spinnaker bridge loan 10.7% variable rate            8,500
Bank debt associated with Brown-Bridge
   at variable rates 9.5%:
  Revolving line of credit                          20,274    12,646
  Term loan                                          5,120     6,691
Other                                                7,295     6,702
                                                   191,982   177,737
          Current Maturities                       (51,94)   (39,708)
                                                  $140,039  $138,029

In general, the long-term debt credit facilities are secured by property, plant and equipment, inventory, receivables and common stock of certain subsidiaries and contain certain covenants restricting distributions to the Registrant.

On October 23, 1996, Spinnaker Industries completed the issuance of $115,000,000 of 10-3/4% senior-secured debt due 2006. The debt proceeds were used to extinguish substantially all existing bank debt, bridge loans and lines of credit at Spinnaker and its two major operating subsidiaries, Central Products and Brown-Bridge. In addition, Spinnaker established a $40 million asset-backed senior-secured revolving credit facility. The extinguishment of debt will result in an extraordinary charge to fourth quarter earnings of approximately $1.1 million, or $0.83 per share after-tax and minority interest.


G.   Gain on Sale of Stock by Spinnaker

As a result of the conversion of a $6.0 million Spinnaker Note into Spinnaker Common Stock on May 5, 1996 and other transactions, the Registrant, in accordance with its accounting policy, recognized a gain of $4.1 million, $2.4 million or $1.70 per share after taxes, in the second quarter of 1996.


H.   Income Taxes

The income tax provision includes federal, as well as state and local taxes. The tax provisions for the nine months ending September 30, 1996 and 1995 represent effective tax rates of 40.5% and 39.6%, respectively. The rates differ from the federal statutory rate principally due to the effect of state income taxes, amortization of non-deductible goodwill, and, in 1995 a valuation reserve provided on the benefit associated with the Registrant's equity in losses of Capital Communications Corporation.


I.   Capital Stock

In 1987 and 1992, the Board of Directors authorized the purchase of up to a total of 300,000 shares of Common Stock of the Registrant. These shares will be retained as treasury stock for future use as required. Through September 30, 1996, the Registrant had purchased 230,861 shares of Common Stock to date at an average price of $13.15.


J.    Earnings Per Share

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


Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


Sales and Revenues

Revenues for the third quarter of 1996 increased by $36.7 million or 45.6% from the third quarter of 1995. Contributions to the overall increase from the multimedia, services and manufacturing segments were 4.1%, 5.6%, and 90.3%, respectively. The acquisition of Central Products Company by Spinnaker Industries, on October 4, 1995, was the predominant cause of the increase. Central Products, with revenues of $31.7 million in the third quarter of 1996, represented 95.6% of the increase in the manufacturing segment and 86% of the overall increase in the Registrant's revenues. Revenues at Brown Bridge Industries increased by $4.5 million as a result of recently obtained contracts. Revenues at the Morgan Group, Inc. increased by $2.1 million reflecting increased demand in its manufactured housing segment, offset by a decline in recreational vehicle shipments. Offsetting these increases were shortfalls at Lynch Machinery, Inc. ($2.2 million) due to lower production activities associated with extra-large glass presses and M-tron Industries, Inc. ($1.7 million due to softness in industry demand).

For the nine months ended September 30, 1996, revenues increased by $115.6 million, or 51.5%. The same factors that contributed to the third quarter increase also contributed to the year-to-date increase. Specifically: (1) The acquisition of Central Products added $95.1 million, or 94%; (2) increased revenues at Morgan, partly due to the acquisition of Transfer Drivers, Inc. on May 22, 1995 ($3.3 million), contributed $10.9 million, or 9% of the overall increase; and (3) increased revenues at Brown Bridge of $11.1 million, contributed 9.6% of the over-all increase. Revenues at Lynch Machinery decreased by $4.9 million between the two periods as a result of reduced production activity associated with shipment of extra-large glass presses in 1996 versus 1995.


Operating Profit

Operating profit for the third quarter of 1996, increased by $1.8 million, or 36.0%, from the third quarter of 1995. On a segment basis, multimedia and manufacturing operations increased by $0.7 million and $1.1 million, respectively, while the operating profit of the services segment declined by $0.3 million. The inclusion of the Central Products operations in the third quarter of 1996 increased operating profit by $1.3 million. Additional volume due to additional major contracts plus productivity improvements resulted in improved operating profit of Brown-Bridge of $1.1 million.
Within the multimedia segment, improved profits at Western New Mexico due in part to a $0.5 million revenue true-up was the primary cause of increased operating profits. In addition, the increased level of capital expenditures by our telephone operations resulted in increased revenue recovery. The decline in operating profit at The Morgan Group of $0.3 million, resulted from reduced recreational vehicle margins due to reduced demand, and higher claims and system development costs. Operating profit at Lynch Machinery declined by $0.4 million due to the lower sales volume of extra-large glass
presses.   M-tron's operating profits declined by $0.4 million
due to reduced volume.

For the nine months ended September 30, 1996, operating profit increased by $4.8 million. The same factors that affected operating profit in the third quarter also affected the year-to-date amounts. Specifically: (1) The acquisitions of
Central Products contributed $5.4 million;   (2) Brown-Bridge operating profit
increased by $1.2 million; (3) Morgan's results were lower by $1.7 million; and
(4) Western New Mexico operating profits increased by $0.8 million; and (5) Lynch Machinery's operating profit were $0.9 million lower than last year.
At M-tron, a higher first half of 1996 offset a lower third quarter which resulted in overall increased operating profit in the nine month period of $0.3 million.

Other Income (Expense), Net

Investment income earned during the third quarter of 1996 was $58 thousand lower than the third quarter of the previous year due to lower investments in investment generating current income. With regard to the nine month period, investment income was $0.5 million lower in 1996 than 1995 also due primarily to lower dollar investment in investments generating current income.

Interest expense in the third quarter of 1996 was $2.0 million higher than the third quarter of the previous year due to interest expense associated with the acquisition of Central Products of $1.7 million, funding of deposits for PCS licenses of $0.2 million and multimedia acquisitions made in late 1995 and 1996 of $0.3 million. Nine month interest expense amounts for Central Products was $5.2 million.

As part of Spinnaker's acquisition of Central Products, Spinnaker issued to Alco a $6 million Convertible Subordinated Note that converted into Spinnaker Common Stock on May 5, 1996 at a conversion price per share of approximately $35. As it is the accounting policy of the Registrant to recognize gains and losses on the sale of stock by a subsidiary, the conversion of this Note resulted in a pre -tax gain of $4.1 million to the Registrant. See Note G to the Consolidated Financial Statements.


Tax Provision

The income tax provision includes federal, as well as state and local taxes. The tax provisions for the three months ended September 30, 1996 and 1995, represent effective tax rates of 40.5 and 39.6%, respectively. The rates differ from the federal statutory rate principally due to the effect of state income taxes, amortization of non-deductible goodwill, and, in 1995, a valuation reserve provided on the benefit associated on the Registrant's equity in losses in Capital Communications Corporation.


Minority Interest

Minority interest was $70 thousand lower in the third quarter of 1996 versus the third quarter of 1995, predominantly due to the lower contribution of Morgan to the 1996 results offset by increased earnings at the telephone companies and Brown-Bridge.


Income From Continuing Operations

Income from continuing operations for the three months ended September 30, 1996 was $1.2 million, or $0.89 per share, as compared to $1.4 million, or $1.00 per share, in the previous year. Income from continuing operations for the nine months ended September 30, 1996 was $5.7 million, or $4.05 per share, as compared to $3.7 million, or $2.63 per share in the previous year. The above mentioned gain on the sale of the stock by a subsidiary, at $1.74 per share after-tax, was the primary cause of the increases.


Extraordinary Item

As described in Note F, on October 23, 1996, Spinnaker Industries, Inc. refinanced certain debt associated with the acquisition of Central Products and Brown-Bridge. As a result of this refinancing, Spinnaker will write-off $2.7 million of costs associated with original financing of these acquisitions. The net effect of their write-off on the consolidated financial statements of the Registrant will be $1.1 million, or $0.82 per share after tax and minority interests.


Discontinued Operations

As described in Note D of the interim financial statement, the Registrant has decided to discontinue the operation of Tri-Can International, Ltd. Accordingly, its operating results and a loss reserve provided in the second quarter of 1996 are treated as discontinued operations.


Net Income

Net income for the three months ended September 30, 1996 was $1.2 million, or $0.89 per share, as compared to $1.3 million, or $0.92 per share in the previous year. Net income for the nine months ended September 30, 1996 was $4.9 million, or $3.52 per share as compared to $3.6 million, or $2.54 per share in the previous year's period.


Backlog/New Orders

Total backlog of manufactured products at September 30, 1996 was $32.2 million, which represents a decrease of $1.8 million from the backlog of $34.0 million at December 31, 1995. The backlog at Central Products and Brown-Bridge increased by $0.8 million and $3.3 million, respectively, but was offset by declines at M-tron and Lynch Machinery of $2.4 million, and $4.0 million respectively.


Liquidity/Capital Resources

At September 30, 1996, the Registrant had $18.7 million in cash and short-term investments, $0.5 million of which was at the Parent Company, which was $8.7 million less than the amount reported at December 31, 1995. Working capital at September 30, 1996, was $12.0 million compared to $25.6 million at December 31, 1995. Additional loans of $14.3 million were made in 1996 to the PCS partnerships to fund down payments required by the Federal Communications Commission with regard to personal communications service licenses awarded to these partnerships in the "C" Block Auction. Total debt was $204.1 million at September 30, 1996 compared to $187.4 million at December 31, 1995. As reported in the Registrant's Consolidated Statement of Cash Flow, during the nine months ended September 30, 1996, operating activities generated $14.9 million in cash, investing activities utilized $37.8 million, and financing activities generated $23.8 million. The respective amounts for the nine months ended September 30, 1995 were $4.9 million, $12.6 million and $5.7 million, respectively. The sale of trading securities was the primary contributor to the increase in net cash from operating activities. Deposits with the FCC caused the increase in net cash used in investing activities.

As described in Footnote F of Notes to Consolidated Financial Statement, Spinnaker Industries completed the issuance of new debt to be used primarily to extinguish previously existing credit facilities. In the fourth quarter, Spinnaker will write-off associated deferred financing fees resulting from the refinancing of these credit facilities. The net effect of this write-off will be an extraordinary charge to the Registrant's fourth quarter earnings of approximately $1.1 million, on an after-tax basis.

Registrant maintains an active acquisition program and generally finances each acquisition with a significant component of debt. This acquisition debt contains restrictions on the amount of readily available funds that can be transferred to the Parent Company from its subsidiaries. At September 30, 1996, the Registrant has $34.0 million of unused short-term and long-term lines of credit facilities, $3.5 million of which applied to the Parent Company.

Subsidiaries of the Registrant hold limited partnership interests in and have loan commitments to five partnerships which were the winning bidders on an aggregate of 31 licenses in the Federal Communications Commission's ("FCC") recently concluded C-Block auction for 30 megahertz of broadband spectrum to be used for personal communications services (PCS). See Item 5 of Registrant's Forms 10-Q for the quarters ended June 30, 1995. The licenses have an aggregate purchase price of $215 million, after a 25% bidding credit that the FCC provides to "small businesses." Under FCC regulations, 10% (or $21.6 million) of the purchase price of the licenses was paid as a down payment on September 24, 1996. The remaining 90% will be funded by a loan from the U.S. Government with a ten-year life with principal payments beginning in year seven. Registrant's subsidiaries have an aggregate commitment to loan the partnerships $41.8 million, $21.6 million of which has been met as of September 30, 1996, to be utilized principally by the partnerships to fund down payments on the licenses and interest payments on the Government loans. The Registrant is pursuing various alternatives to obtain the financing necessary to meet this current funding commitment, but there can be no assurance that the Registrant can successfully complete any such financing. Build out of these franchises will also require significant financial resources.

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

A subsidiary of Registrant is a 49.9% limited partner in a partnership which has filed an application with the FCC to bid in the FCC's F-Block Auction licenses for 10 megahertz of spectrum to be used for PCS and has loaned the partnership $12 million for five years for bidding purposes. Registrant has borrowed $12 million for one year from a subsidiary of Gabelli & Company, Inc., an affiliate of the Chairman of the Registrant, to fund the subsidiary's loan obligation, secured by the vote from the partnership, the subsidiary's 49.9% interest in the Partnership and the stock of certain of Registrant's subsidiaries. The F-Block Auction is restricted to certain "entrepreneurs," and winning bidders will receive government financing for 80% of the price of licenses won (after any bidding credits).

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

Item 5 below for additional information on personal communications services investments.


Included in this Management Discussion and Analysis of Financial Consolidation and Results of Operations are certain forward looking financial and other information. It should be recognized that such information are estimates or forecasts based on various assumptions, including without limitation meeting its assumptions regarding expected operating performance and other matters specifically set forth, as well as the expected performance of the economy as it impacts the Registrant's businesses, and which accordingly are subject to uncertainties and risks.




PART II OTHER INFORMATION


Item 5.     Other Information


       See also Item 5 of Registrant's Form 10-Q for the first and second quarters of 1996 for further information on Registrant's involvement with personal communications services and uncertainties and risks related thereto.

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

            None




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

November 14, 1996