Form 10-K
period 1996-12-31
LYNCH CORP
filed 1997-03-31
CIK 61004

FORM 10-K

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549
(Mark One)
     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended   December 31, 1996     Commission file number  1-106
                                   OR
     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                  to

                                  LYNCH CORPORATION
              (Exact name of Registrant as specified in its charter)

              Indiana                               38-1799862
State of other jurisdiction of          (I.R.S. EmployerIdentification No.)
 incorporation or organization

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

     Indicate by mark if disclosure of delinquent filers pursuant to Item
405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the Registrant (based upon the closing price of the Registrant's Common Stock on the American Stock Exchange on March 14, 1997 of $106.50 per share) was $114,873,770. (In determining this figure, the Registrant has assumed that
all of the Registrant's directors and officers are affiliates.   This
assumption shall not be deemed conclusive for any other purpose.)

     The number of outstanding shares of the Registrant's Common Stock was 1,416,834 as of March 14, 1997.
               DOCUMENTS INCORPORATED BY REFERENCE:
Part III:      Certain portions of the Proxy Statement for the 1997
               Annual Meeting of Shareholders.


                                  PART I


ITEM 1. BUSINESS

          The Registrant, Lynch Corporation ("Lynch"), incorporated in 1928 under the laws of the State of Indiana, is a diversified holding company with subsidiaries engaged in multimedia, services and manufacturing. Lynch's executive offices are located at 8 Sound Shore Drive, Greenwich, Connecticut 06830. Its telephone number is 203-629-3333. The company's business development strategy is to expand its existing operations through internal growth and acquisitions. For the year ended December 31, 1996, multimedia operations provided 6% of the Registrant's consolidated revenues; services operations provided 29% of the Registrant's consolidated revenues; and manufacturing operations provided 65% of the Registrant's consolidated revenues. As used herein, the Registrant includes subsidiary corporations.

     On December 5, 1996, Registrant announced that it is examining the possibility of splitting, through a spin-off, either its multimedia operations or its manufacturing operations. There are a number of matters to be examined in connection with a possible spin-off, including tax consequences, and there is no assurance that such a spin-off will be effected.


I.  MULTIMEDIA

A.  Telecommunications

     Operations.    The Registrant conducts its telecommunications operations
through subsidiary corporations. The telecommunications segment is expanding through the selective acquisition of local exchange telephone companies serving rural areas and by offering additional services to existing customers. From 1989 through 1996, Registrant has acquired nine telephone companies, five of which have indirect minority ownership of 2% to 20%, whose operations range in size from less than 500 to over 9,500 access lines. In mid-March 1997, Registrant acquired approximately 60% of a tenth telephone company, with the intent to acquire the remaining stock. As of December 31, 1996, total access lines were approximately 28,984, 99% of which are served by digital switches.

     These subsidiaries' principal line of business is providing telecommunications services. These services fall into four major categories: local network, network access, long distance and other. Toll service to areas outside franchised telephone service territory is furnished through switched and special access connections with intrastate and interstate long distance networks.

     At December 31, 1996, the Registrant owned minority interests in wireline cellular telephone service covering several Rural Service Areas ("RSA's") in New Mexico and North Dakota, covering areas with a total population of approximately 393,000, of which the Registrant's proportionate interest is approximately 15,150. Operating results through 1996 have not been significant to date.

     Inter-Community Telephone Company's participation in the Defense Com-mercial Telecommunications Network/Defense Switching Network (DCTN/DSN) was terminated in early 1996.

     The Company holds franchises, licenses and permits adequate for the conduct of its business in the territories which it serves.

     Future growth in telephone operations is expected to be derived from the acquisition of additional telephone companies, from providing service to new establishments, from upgrading existing customers to higher grades of service, and from offering related services such as Internet. The following table summarizes certain information regarding the Registrant's telephone operations.

                                                  Year Ended December 31,
                                                   1996      1995      1994
     Telephone Operations

Access lines* . . . . . . . . . . . . . . . . . 28,984     15,586    14,906
 % Residential . . . . . . . . . . . . . . . .     74%        78%       79%
 % Business (nonresidential) . . . . . . . . .     26%         2%       21%

Total revenues ($000's) . . . . . . . . . . . . 28,608     23,328    20,016
  % Local service . . . . . . . . . . . . . . .    14%        13%       12%
  % Network access and long distance. . . . . .    73%        69%        0%
  % Other . . . . . . . . . . . . . . . . . . .    13%        17%       18%

* An "access line" is a single or multi-party circuit between the customer's establishment and the central switching office.

     Telephone Acquisitions. The Registrant pursues an active program of acquiring operating telephone companies. From January 1, 1989 through December 31, 1996, Lynch has acquired nine telephone companies serving a total of approximately 24,750 access lines at the time of these acquisitions
for an aggregate consideration totaling approximately $109 million.   In May
1996, Inter-Community Telephone Company acquired from US West Communications, Inc. approximately 1,400 access lines in North Dakota. In 1996, J.B.N. Telephone acquired from United Telephone Company of Eastern Kansas 354 access lines in Kansas. In November 1996, a subsidiary of Registrant acquired the stock of Dunkirk & Fredonia Telephone Company and its subsidiaries, Cassadaga Telephone Corporation and Comantel, Inc. (collectively "DFT") for approximately $22 million. DFT serves approximately 11,129 access lines in western New York, including the community of Fredonia, the Village of Cassadaga and the Hamlet of Stockton. DFT also owns and operates other telecommunications businesses, including Internet, long distance resale, security systems, and sales and servicing of telecommunications equipment.

     In mid-March 1997, Registrant acquired approximately 60% of the stock of Upper Peninsula Telephone Company ("UPTC") for approximately $15.3 million, with the intent of acquiring, and the obligation to offer to acquire, the rest of the company. UPTC serves approximately 6,200 access lines located principally in the Upper Peninsula of Michigan. UPTC also has cellular interests covering three RSA's in Michigan with a total population of approximately 550,000, of which UPTC's proportionate interest is approximately 59,000. UPTC had revenues and net income of $7.8 million and $1.9 million, respectively, for the year ended December 31, 1995 and $8.5 million and $2.0 million, respectively, for the year ended December 31, 1996.

     The Registrant continually evaluates acquisition opportunities targeting domestic rural telephone companies with a strong market position, good growth potential and predictable cash flow. In addition, Registrant seeks companies with excellent local management already in place who will remain active with their company. Telephone holding companies and others actively compete for the acquisition of telephone companies and such acquisitions are subject to the consent or approval of regulatory agencies in most states. While management believes that it will be successful in making additional acquisitions, there can be no assurance that the Registrant will be able to negotiate additional acquisitions on terms acceptable to it or that regulatory approvals, where required, will be received.

     Regulatory Environment. Operating telephone companies are regulated by state regulatory agencies with respect to its intrastate telephone services and the Federal Communications Commission ("FCC") with respect to its interstate telephone service and, with the enactment of the Telecommunications Act of 1996 (the "1996 Act"), certain other matters relating principally to local and intrastate competition.

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

     Various aspects of federal and state telephone regulation have in recent years been subject to re-examination and on-going modification. In February 1996, the 1996 Act, which is the most substantial revision of communication law since the 1930's, became law. The Act is intended generally to allow telephone, cable, broadcast and other telecommunications providers to compete in each other's businesses, while loosening regulation of those businesses. Among other things, the Act (i) would allow major long distance telephone companies and cable television companies to provide local exchange telephone service; (ii) would allow new local telephone service providers to connect into existing local telephone exchange networks and purchase services at wholesale rates for resale; (iii) would provide for a commitment to universal service for high-cost, rural areas and authorizes state regulatory commissions to consider their status on certain competition issues; (iv) would allow the Regional Bell Operating Companies to offer long distance telephone service and enter the alarm services and electronic publishing businesses; (v) would remove rate regulation over non-basic cable service in three years; and (vi) would increase the number of television stations that can be owned by one party.

     The FCC is in the process of promulgating new regulations covering these and related matters. The Federal/State Joint Board designated by the FCC has recently proposed modifications to the three major sources of interstate funding for the commitment to universal service for high-cost, rural areas. The Joint Board proposed modification to the Universal Service Fund (USF) and the Weighted DEM and Long-Term Support (LTS) subsidy portions of interstate access charges. The USF for rural telephone companies, such as Lynch's telephone subsidiaries, would be frozen for the next three years at the amounts received during 1997 (adjusted for any change in the number of access lines). Weighted DEM and LTS revenues would also be frozen (with an adjustment for access lines) but at 1996 levels. After the three year freeze, the USF, weighted DEM and LTS revenues would begin an additional three-year transitional phase-in to where ultimately, the reimbursement would be based on a cost model which is yet to be determined, rather than a telephone company's actual cost. New USF rules are scheduled to be adopted in May 1997. The 1996 Act would also permit states to allow competitive carriers to obtain USF funding under certain circumstances. In December
1996, the FCC proposed certain changes to the rules applicable to interstate access charges which long distance telephone carriers pay to local exchange companies. The proposed changes would apply principally to "price cap" companies (see paragraph below), although non-price cap companies may be affected by the FCC's proposed changes, including the allocation of USF support to interstate revenue requirements and possible changes to transportation and common line rate structures. The FCC is expected to begin an access charge preceding to propose access rule changes for non-price cap companies later in 1997. All of Registrant's telephone companies are non-price cap companies for interstate access charges. Since USF and access charges constituted approximately 60% of the revenues of the Registrant's nine telephone companies in 1996, modifications could have a material effect.

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

     Registrant cannot predict the effect of the 1996 Act and proposed Federal regulations, but because its telecommunications and multimedia properties (other than its television stations interests) are primarily in high-cost, rural areas, Registrant expects competitive changes to be slower in coming.

     Competition. All of the Registrant's current telephone companies are currently monopoly providers in their respective area of local telephone exchange service. However, as a result of FCC and state agency regulatory and judicial decisions, competition has been introduced into certain areas of the toll network wherein certain providers are attempting to bypass local exchange facilities to connect directly with high-volume toll customers. For example, in the last few years the States of Wisconsin, New York and Michigan passed or amended telecommunications bills intended to introduce more competition among providers of local services and reduce regulation. A substantial impact is yet to be seen on Registrant's telephone companies.
The Registrant's subsidiaries do not expect bypass to pose a significant near-term competitive threat due to a limited number of high-volume customers they serve. Regulatory authorities in certain states have taken steps to promote competition in local telephone exchange service, including in New York, by requiring certain companies to offer wholesale rates to resellers. In addition, cellular radio or similar radio-based services, including personal communication services (PCS) could provide an alternative local telephone exchange service at some point in the future.


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

STATION WOI-TV -- Lynch Entertainment Corporation II ("LEC-II"), a wholly-owned subsidiary of Registrant, owns 49% of the outstanding common shares of Capital Communications Corporation ("Capital") and a convertible preferred stock, which when converted, would bring LEC-II's common share ownership to 50%. On March 1, 1994, Capital acquired the assets of WOI-TV for $12.7 million. WOI-TV is an ABC affiliate and serves the Des Moines, Iowa market. Lombardo Communications, Inc. II, controlled by Philip J. Lombardo, has the remaining share interest in Capital.

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

     Other sources of competition include community antenna television ("CATV") systems, which carry television broadcast signals by wire or cable to subscribers who pay a fee for this service. CATV systems retransmit programming originated by broadcasters, as well as providing additional programming that is not originated on, or transmitted from, conventional broadcasting stations. In addition, some alternative media operators, such as multipoint distribution service owners, provide for a fee and on a subscription basis, programming that is not a part of regular television service. Additional program services are provided by low-power television stations and direct broadcast satellites provide video services as well.

     Federal Regulation. Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act, and/or the FCC's rules, among other things, (i) prohibit the assignment of a broadcast license or the transfer of control of a corporation holding a license without the prior approval of the FCC; (ii) prohibit the common ownership of a television station and an AM or FM radio station or daily newspaper in the same market, although AM-FM station combinations by itself are permitted; (iii) prohibit ownership of a CATV system and television station in the same market; (iv) restrict the total number of broadcast licenses which can be held by a single entity or individual or entity with attributable interests in the stations and prohibits such individuals and entities from operating or having attributable interests in most types of stations in the same service area (loosened in the 1996 Act); and (v) prohibit a corporation from holding an FCC license if any of its officers or directors are aliens or if more than one-fifth of its capital stock is owned of record or voted by aliens or their representatives or by a international government or representative thereof, or by any corporation organized under the laws of a international country. See Regulatory Environment under A. above for a description of certain provisions of the 1996 Act including in particular those which would remove the regulations over non-basic cable service in three years and permit telephone service providers to provide cable service. In calculating media ownership interests, Registrant's interests may be aggregated under certain circumstances with certain other interests of Mr. Mario J. Gabelli, Chairman and Chief Executive Officer of the Registrant, and certain of his affiliates.

     Television licenses are issued for terms of seven years and are renewable for terms of seven years. The current licenses for WHBF-TV and WOI-TV expire on December 1, 1997 and February 1, 1998, respectively.


Other

     On December 1, 1995, Clear Video LLC, a 60% owned subsidiary of Registrant acquired 23 cable television systems in northeast Kansas serving approximately 4,500 subscribers for $5.2 million. Certain of the systems cluster with local telephone exchanges owned by J.B.N. Telephone. Registrant also owns a small cable system in Kansas.

     Registrant also has the right to market direct broadcasting TV services via satellite to approximately 21,200 households in New Mexico and Wisconsin and had approximately 1,350 customers at December 31, 1996. Operating results have not been material to date.


C.   Personal Communications Services ("PCS").

     Subsidiaries of Registrant are 49.9% limited partners in five partnerships (the "C-Block Partnerships"). In the FCC's C-Block auction (restricted to small businesses and certain other qualifying bidders) of 30 megahertz personal communications services licenses, which concluded in 1996, the "C-Block" Partnerships won 31 licenses in 17 states covering a population of approximately 7 million people. The licenses had an aggregate purchase price of $216 million after a 25% bidding credit.

     Under FCC rules, the "C-Block Partnerships made a down payment equal to 10% of the cost (net of bidding credits) of the licenses ($21.6 million).
The Government is providing 10 year financing, interest only for the first six years at an interest rate of 7% per annum (Registrant argues strenuously that the interest rate should have been 6.51%, the applicable treasury rate at the time the licenses were awarded), for the remaining 90% of the cost of the licenses. Registrant's subsidiaries have agreements to loan the C-Block Partnerships an aggregate of $41.8 million, $20.4 million of which has been utilized at December 31, 1996, to fund the down payments on the licenses, and the remainder is to be utilized for interest payments on the Government loans and certain other partnership expenses. These loans carry an annual commit-ment fee of 20% and an interest rate of 15% which are payble when the loans mature in 2003. The 50.1% general partners have no obligation to provide loans or additional funds to the C-Block Partnerships. In late March 1997, the FCC approved a possible combining of the five C-Block Partnerships into a single partnership.

     Another subsidiary of Registrant, Lynch PCS Corporation F ("LPCSF"), is a 49.9% limited partner in Aer Force Communications B, L.P. ("Aer Force").In the FCC's F-Block Auction (restricted to small businesses and certain other qualifying bidders) of 10 megahertz PCS licenses, Aer Force won five licenses in four states covering a population of approximately 20 million people. The licenses have an aggregate purchase price of $19 million after a 25% bidding credit. The grant of licenses won in the F-Block Auction is subject to the FCC's application and review process, in which other bidders and the FCC have the right to challenge Aer Force's qualifications.

     Under FCC rules, Aer Force has to make a down payment equal to 20% of the cost (net of bidding credits) of the licenses ($3.8 million), 50% of which was made on January 23, 1997 with the remaining 50% due shortly after the award of the licenses. The Government is providing 10 year financing, interest only for two (2) years, for the remaining 80%. Registrant's subsidiary has agreed to loan Aer Force $11.8 million for five years, of which $1.9 million was used for the first half of the down payment and another $1.9 million would be used for the second half of the down payments with the remainder to be used for interest and certain other partnership expenses. The 50.1% general partner has no obligation to provide loans or additional funds to Aer Force. To fund LPCSF's loan obligation, Registrant has borrowed $11.8 million from Gabelli Funds, Inc. ("GFI"), of which $10 million has been repaid. Registrant expects to reborrow $1.9 million for the remaining 50% of the down payment. The GFI loan is due August 12, 1997, and is secured by the note to LPCSF from Aer Force, LPCSF's 49.9% partnership interest in Aer Force and the stock of certain of Registrant's subsidiaries. The loan from GFI includes a special fee payable to GFI equal to 10% of the net profits (after an assumed cost of capital) on LPCSF's investment in Aer Force. Another subsidiary of Registrant has an agreement with Rivgam Communicators L.L.C. ("Rivgam"), a subsidiary of GFI, which won licenses in the FCC's D and E Block Auctions for 10 megahertz PCS licenses, to provide certain services to it and to receive a fee equal to 10% of the profits of Rivgam (after an assumed cost of capital). Rivgam won twelve licenses in seven states covering a population of 33 million, with an aggregate cost of $84.9 million. Registrant is examining the possibility of spinning off Lynch PCS Corporation F to Registrant's shareholders. There are certain matters to be examined in connection with a possible spin-off, and there is no assurance that such a spin-off will be effected.

     FCC rules impose build-out requirements that require PCS licensees to provide adequate service to at least one-third of the population in the licensed area within five years from the date of grant and two-thirds within ten years. There are also substantial restrictions on the transfer of control of PCS licenses in the C and F blocks.

     There are many risks relating to PCS, including without limitation, the high cost of PCS licenses, the fact that it involves start-up businesses, raising the substantial funds required to pay for the licenses and the build out, determining the best way to develop the licenses and which technology to utilize, the small size and limited resources of the C-Block Partnerships and Aer Force compared to other potential competitors, existing and changing regulatory requirements, additional auctions of wireless telecommunications spectrum and actually building out and operating new businesses profitably in a highly competitive environment (including already established cellular telephone operators and other new PCS licensees). There can be no assurance that any licenses granted to the C-Block Partnerships, Aer Force, or Rivgam can be successfully financed, developed and/or operated, with Registrant's subsidiaries recovering their debt and equity investments.



II.  SERVICES
A.  The Morgan Group, Inc..

     The Morgan Group Inc. ("Morgan") is the Registrant's only service subsidiary. On July 22, 1993, Morgan completed an initial public offering ("IPO") of 1,100,000 shares of its Class A common Stock, $.015 par value, at $9.00 per share. As a result of this offering, Lynch's equity ownership in Morgan was reduced from 90% to 47%, represented by its ownership of 1,200,000 shares of Class B common stock. In December 1995, Lynch acquired from Morgan 150,000 shares of Class A common stock (plus $1.3 million in cash plus accrued dividends) in exchange for its 1,493,942 shares of Series A Preferred Stock of Morgan. At December 31, 1996, Lynch's equity ownership in Morgan is approximately 50%. Because the Class B common stock is entitled to two votes per share, its voting interest in Morgan is approximately 66% and, therefore, Lynch continues to consolidate Morgan's results in its financial statements. Morgan Class A Common Stock is listed on the American Stock Exchange under the symbol "MG."

     Morgan is the leading provider of outsourcing transportation services to the manufactured housing and recreational vehicle ("RV") and commercial truck industries in the United States and has been operating since 1936.
Morgan provides outsourcing transportation services through a national network of approximately 1,720 independent owner-operators and 1,300 drive-away drivers. Morgan dispatches its drivers from 115 locations in 35 states. Morgan's largest customers include Fleetwood Enterprises, Inc., Oakwood Homes Corporation, Winnebago Industries, Inc., Champion Enterprises, Inc., Cavalier Homes, Inc., Schult Homes, Clayton Homes, Skyline Corporation and Ryder Systems. Morgan's services also include arranging for transporting other products, including commercial vehicles and office trailers.

     In May 1995, Morgan acquired the assets of Transfer Drivers, Inc. ("TDI"), which focuses on relocating rental equipment for companies such as Ryder Systems, Budget Rentals and Penske Truck Leasing and also delivery of new equipment from manufacturers including Utilimaster, Grumman Olson and Bluebird Bus. TDI had revenues of $8.4 million in 1996 and $5.3 million in 1995. On December 30, 1996, Morgan acquired the operating assets of Transit Homes of America ("Transit") which had more than 400 independent contract drivers and serves a number of leading producers in the manufactured housing industry. Transit had revenues of $29.5 million in 1996.

     As of December 31, 1996, Morgan's owned transportation equipment included 32 tractors, 74 drop deck trailers, 15 car carrier trailers, 22 tent camper trailers, and 112 lowboy and miscellaneous trailers. The transportation equipment, except for 26 tractors, are being held for sale in conjunction with the sale or discontinuance of the "truckaway" operation (see below).

     Morgan also provides certain insurance and financing services to its owner-operators. Morgan currently provides physical damage insurance and certain other insurance protection to the owners of equipment under lease to the Company through a captive insurance subsidiary. In addition, Morgan provides financing and certain guarantees of equipment loans through its finance subsidiary.

     Morgan has decided to discontinue the "truckaway" operation of the Specialized Transport Division. Morgan recorded in the fourth quarter of 1996, special charges of $3,500,000 before taxes relating to exiting the truckaway operation and a write down of properties in accordance with the SFAS 121. Truckaway is a line of business which focused on the transportation of van conversions, tent campers, and automotive product utilizing Company-owned equipment. In addition to the above identified equipment being held for sale in conjunction with the sale or discontinuance of the "truckaway" operation, there are 13 tractors and 9 tent camper trailers currently financed under operating leases. At December 31, 1996, there were approximately 110 owner operators and 19 company drivers assigned to the truckaway operation. The truckaway operation had revenues of $12,900,000, $14,400,000, and $20,600,000 and estimated losses of $1,800,000, $1,200,000 and estimated profits of $1,200,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

     Industry Information. Morgan's business is substantially dependent upon the manufactured housing and recreational vehicle industries. Both of these industries are subject to broad production cycles. The manufactured housing industry continued to experience growth during 1996, while the recreational vehicle industry was down in 1996.

     Growth Strategy. Morgan's strategy is to (i) capitalize on its stronger market position in the manufactured housing business, growing internally and through acquisitions and (ii) emphasize the Company's role in the large outsourcing transport industry which encompasses arranging for deliveries of numerous types of consumer and commercial vehicles.

     Morgan's initiatives for improved margins are to exit lines of business which are unrewarding, reducing corporate overhead, and improving the Company's safety record. There is no assurance that such strategy and initiatives will be successful in light of changing economics market and competitive conditions.

     Morgan is continuously reviewing and negotiating potential acquisitions. There can be no assurance that any future acquisitions will be effected or, if effected, that they can be successfully integrated with Morgan's business.

     Customers and Marketing. Morgan's ten largest customers accounted for approximately 69% of its revenues in the previous three years.

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

     Selected Operating Information. The following table sets forth certain operating information for each of the five years ended December 31, 1996.

                                          Years Ended December 31
                                1992      1993      1994       1995     1996
                                          (Revenues in thousands)
Manufactured Housing Group:

 Shipments . . . . . . .        80,587     95,184   121,604   135,750   144,601
 Revenues. . . . . . . .      $ 32,324   $ 39,930  $ 53,520  $ 63,353  $ 72,616

Driver Outsourcing:
 Shipments . . . . . . .        23,636     30,978    32,060    49,885   58,368
 Revenues. . . . . . . .      $  8,055   $ 13,416  $ 15,197  $ 19,842  $ 23,090


Specialized Transport:

 Shipments . . . . . . .        39,706    38,618    41,934     44,406    41,255
 Revenues  . . . . . . .      $ 24,016  $ 25,835  $ 28,246   $ 29,494  $ 26,169

Other service revenues        $  2,722  $  3,612  $  4,917   $  9,614  $ 10,333
Total operating
  revenues . . . . . . .      $ 67,116  $ 82,793  $101,880   $122,303  $132,208

Industry Participation.  The following tables set forth participation in the two principal industries the company operates in where industry information is available:
                                1992      1993      1994      1995      1996
Manufactured Homes:
 Industry production. . .      309,457   374,126   451,646   505,819   553,133
 Shipments . . . . . . . .      60,381    76,188    98,181   114,890   121,227
 Shares of units shipped .       19.5%     20.4%     21.7%     22.7%     21.9%

Recreational Vehicles:
 Industry productions. . .     369,200    406,300   426,100   380,300  376,400
 Units moved                    62,012     71,792    67,502    64,303   57,703
 Shares of units shipped3        16.8%      17.7%     15.8%     16.9%    15.3%

   Risk Management, Safety and Insurance. The risk of substantial losses arising from traffic accidents is inherent in any transportation business. Morgan carries insurance to cover such losses up to $20 million per occurrence with a deductible of up to $250,000 per occurrence for personal injury and property damage. The frequency and severity of claims under the Company's liability insurance affect the cost, and potentially the availability, of such insurance. If Morgan is required to pay substantially greater insurance premiums, or incurs substantial losses above $20 million or substantial losses below its $250,000 deductible, its results of operations can be materially adversely affected. There can be no assurance that Morgan can continue to maintain its present insurance coverage on acceptable terms.

   Interstate Indemnity Company ("Interstate"), a wholly-owned insurance subsidiary of the Company, makes available physical damage insurance coverage for the Company's owner-operators. Interstate also writes performance surety bonds for Morgan Drive Away, Inc.

   Regulation. Morgan's interstate operations are subject to regulation by the Federal Highway Administration, which is an agency of the United States Department of Transportation ("D.O.T."). Effective August 26, 1994, essentially all motor common carriers were no longer required to file individually determined rates, classifications, rules or practices with the Interstate Commerce Commission ("I.C.C.") Effective January 1, 1995, the economic regulation of certain intrastate operations by various state agencies was preempted by federal law. The states will continue to have jurisdiction primarily to insure that carriers providing intrastate transportation services maintain required insurance coverage, comply with all applicable safety regulations, and conform to regulations governing size and weight of shipments on state highways. Most states have adopted D.O.T. safety regulations and conform to regulations governing size and weight of shipments on state highway, and actively enforce them in conjunction with D.O.T. personnel.

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

   From time to time, tax authorities have sought to assert that owner operators in the trucking industry are employees, rather than independent contractors. No such tax claim has been successfully made with respect to Morgan. Under existing industry practice and interpretations of federal and state tax laws, as well as Morgan's current method of operation, Morgan, based on the advice of counsel, maintains that its owner operators are not employees. Whether an owner operator is an independent contractor or employee is, however, generally a fact-sensitive determination and the laws and their interpretations can vary from state to state. There can be no assurance that tax authorities will not successfully challenge this position, or that such tax laws or interpretations thereof will not change. If the owner operators were determined to be employees, such determination could materially increase Morgan's employment tax and workers' compensation exposure.

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


III.   MANUFACTURING

A.  Spinnaker Industries, Inc. ("Spinnaker")

      Spinnaker's Common Stock and Class A Common Stock are traded in the over-the-counter market under the symbol "SPNI" and SPNI-A, respectively, and are listed in the National Association of Securities Dealers Automated Quotations System (NASDAQ). In August 1996, Spinnaker changed the name of its existing Common Stock to Class A Common Stock and declared a stock dividend of one share of a new Common Stock for each share of Class A Common Stock outstanding. At December 31,1996, Registrant owned 2,237,203 shares of Spinnaker Common Stock, approximately 72.8% of the outstanding, and 2,259,063 shares of Class A Common Stock, approximately 73.5% of the outstanding.

     In June 1994, Spinnaker entered into an agreement with Boyle, Fleming, George & Co., Inc. ("BF"), for BF to provide operating and strategic management to Spinnaker. In addition to a management fee, BF received a warrant to purchase 678,945 shares of Spinnaker Class A Common Stock and Common Stock (20%) at a price of $2.67 for one share of both Common Stock and Class A Common Stock (adjusted for the 3 for 2 stock splits in December 1994, December 1995 and the August 1996 Common Stock Dividend). In April 1996, BF exercised warrants to purchase 187,476 shares of Common Stock and Class A Common (adjusted for the August 1996 Stock Dividend). In August 1996, the Management Agreement with BF was terminated and Messrs. Richard J. Boyle and Ned Fleming III became employees of Spinnaker.

      Spinnaker is in discussion with potential underwriters concerning a possibly offering of Spinnaker common stock, although there can be no assurance that an offering will be accomplished on terms satisfactory to Spinnaker.

      Spinnaker is a leading manufacturer and marketer of adhesive carton sealing tape and adhesive-backed label stock, primarily for the carton sealing tape and pressure sensitive label stock markets. Spinnaker's products are grouped into two principal businesses that accounted for the following percentages of 1996 net sales: pressure and water sensitive carton sealing tape (51%) and adhesive-backed label stock (46%). For the fiscal year ended December 31, 1996, Spinnaker had net sales of $246.5 million.

      Spinnaker has three 100% owned subsidiaries:  Brown-Bridge
Industries, Inc.("Brown-Bridge"), 80.1% of which was acquired in September 1994, Central Products Company ("Central Products"), acquired in October 1995 and Entoleter, Inc. ("Entoleter"), which it has owned since Registrant acquired Spinnaker in 1987. In October 1996, Spinnaker acquired the remaining 19.9% of outstanding stock of Brown-Bridge (plus management stock options), which were owned by the management of Brown-Bridge, BF and Registrant. Brown-Bridge is in the adhesive-coated paper industry. Central Products manufactures carton sealing tape. Entoleter manufactures a line of industrial process equipment and a line of air pollution equipment.


Central Products

      Central Products' carton sealing tape is used for the packaging of goods for shipment by manufacturing, retail or distribution companies. Central Products manufactures pressure sensitive tape with all three primary adhesive technologies: acrylic, hot melt and natural rubber. It also offers three types of water sensitive tape: paper tape, fiberglass reinforced tape and box tape. Central Products believes it is the only United States supplier to manufacture both pressure sensitive tape and water sensitive tape, and is the only company to produce pressure sensitive tape utilizing all three pressure sensitive adhesive technologies.

      Pressure Sensitive Tape. Pressure sensitive tape is manufactured primarily through the coating of plastic film with a thin layer of acrylic, hot melt or natural rubber adhesive. The adhesive is applied to various grades of high-quality, low-stretch polypropylene film for use in most applications as well as PVC and polyester films which are used for certain specialized applications. Acrylic adhesives, which are noted for their clarity, non-yellowing properties, good temperature resistance and low application cost, are best suited for manual applications on light and medium carton sealing situations. Hot melt adhesives, noted for their quiet release and easy unwind during application, are the most widely used pressure sensitive adhesives because they satisfy 90% of all carton sealing requirements. Natural rubber adhesives are unique because of their aggressive adhesion properties and, although they are ideal for recycled content cartons and cartons requiring hot, humid or cold packing, transportation and storage, they can be used for a wide variety of surface conditions and extreme temperature tolerances. Central Products' pressure sensitive tapes are sold under the trade names Alltac and Central .

      Water Sensitive Tape. Water sensitive tape is generally manufactured through the application of a thin layer of water sensitive adhesive to gumming kraft paper. It is offered as either non-reinforced (paper) tape or fiberglass reinforced tape. Non-reinforced tape is made by applying an adhesive to a single layer of high tensile strength kraft paper coated with Central Products' patented starch-based adhesive. Non-reinforced tapes are totally biodegradable and are used in light to medium carton sealing applications. Fiberglass reinforced tape contains a layer of fiberglass yarn placed between two layers of kraft paper, and is typically used to seal heavy packages or on cartons that will be subject to a high level of abuse during shipping and is also favored in shipping high value goods due to its strong sealing qualities. Both non-reinforced tape and fiberglass reinforced tape are available in light, medium and heavy grades. Central Products' water sensitive carton sealing tapes are sold under the trade names Glasseal , Central , Green Core and Tru-Seal .

      Central Products also supplies tape dispensing equipment
manufactured by other companies. It currently offers a broad line of carton sealing equipment for pressure sensitive tape, which ranges from hand held dispensers to automatic random sizing equipment. Central Products also offers
two types of table top dispensers for water sensitive tape   a manual
dispenser and a more expensive electric dispenser.

Brown-Bridge

      Brown-Bridge develops, manufactures and markets adhesive-backed label stock that is converted by printers and industrial users into products that are utilized for marking, identifying, labeling and decorating applications and products. Brown-Bridge's products are offered in three primary adhesive categories: pressure sensitive, water sensitive and heat sensitive.

      Pressure Sensitive. Pressure sensitive products, which are activated by the application of pressure, are manufactured with a three element construction consisting of face stock, adhesive coating and silicone coated release liner. The adhesive product is sold in roll or sheet form for further conversion into products used primarily for marking, identification and promotional labeling. Brown-Bridge's pressure sensitive products are sold under the trade names Strip Tac and Strip Tac Plus . Roll pressure sensitive products are generally sold to label printers that produce products used primarily for informational labels (shipping labels, price labels, warning labels, etc.), product identification and postage stamps. Sheet pressure sensitive products are sold to commercial sheet printers, who provide information labels and other products (such as laser printer stock). During fiscal 1996, pressure sensitive products constituted approximately 87% of Brown-Bridge's net sales.

      Water Sensitive. Water sensitive products, which are activated by the application of water, include a broad range of paper and cloth materials, coated with a variety of adhesives. The adhesive coated products are sold in roll or sheet form for further conversion to postage and promotional stamps, container labels, inventory control labels, shipping labels and splicing, binding and stripping tapes. The water sensitive line is sold under the trade name Pancake and consists of three product groups: dry process, conventional gummed and industrial. Dry process is sold primarily for label and business form uses. Conventional gum products serve many of the same end uses for hand applied labels as dry process stock. A major portion of these products is sold for government postage and promotional stamp uses. Industrial products are sold in several niche markets, such as electrical and other specialty markets.

      Heat Sensitive. Heat sensitive products, which are activated by the application of heat, are manufactured by coating a face stock with either a hot melt coating or an emulsion process adhesive. The heat sensitive product line is sold primarily for labeling end uses, such as pharmaceutical bottles, meat and cheese packages, supermarket scales, cassettes and bakery packages. The adhesive coated product is sold in roll or sheet form for further conversion. Brown-Bridge's heat sensitive products are sold under the trade name Heat Seal.

Marketing and Customers

      Spinnaker markets its broad range of products to a variety of customers. During 1996, no single customer accounted for more than 10% of Spinnaker's net sales.

      Central Products' marketing and sales strategy emphasizes supplying a full line of both water sensitive and pressure sensitive tape products to the carton sealing tape industry. Central Products sells its products directly to over 1,500 paper distributors (customers), who in turn resell these tape products to the end user markets. In addition, Central Products sells private-brand carton closure tapes direct to large customers who in turn distribute the products under their name to end users. Central Products provides its distributor customers with a high level of product education to enable them to better sell the Company's products.

      Brown-Bridge generally markets its products through its own sales representatives to regional and national printers, converters and merchants. The majority of sales represent product sold and shipped from Brown-Bridge's facilities in Troy, Ohio. However, to broaden its market penetration, Brown-Bridge also contracts with seven regional processors throughout the United States, with whom Brown-Bridge stores product until sold. Generally, these processors perform both slitting and distribution services for Brown-Bridge.

Manufacturing and Raw Materials

      Spinnaker produces all adhesive technologies for carton sealing tape and adhesive-backed label stock. It produces carton sealing tapes and label stock for a variety of standard and custom applications requiring water, pressure and heat sensitive technologies. Spinnaker believes its strong manufacturing capabilities enable it to maintain high product quality and low operating costs and respond to customers' needs quickly and efficiently.

      Raw materials are the most significant cost component in Spinnaker's production process. The material component accounts for approximately 65% to 70% of the total cost of its products, with the most important raw materials being paper (gumming kraft and face stock), adhesive materials, fiberglass, and polypropylene resin. These materials are currently readily available and are procured from numerous suppliers.

      Among Spinnaker's manufacturing strengths at its Central
Products water sensitive tape operation are fully integrated, computerized coating and laminating machines, fully automated slitting, rewinding and packaging machines and a state of the art print shop. At its pressure sensitive tape operation, they include an in-house film line for production of polypropylene film and an advanced computerized coating machine for each of the three adhesive technologies.

      See Item 2 below for a description of manufacturing and distribution facilities.

Competition

      The adhesive-backed materials industry is highly competitive, and Spinnaker competes with both national and regional suppliers. As a result of the competitive environment in the markets in which Spinnaker operates, Spinnaker faces (and will continue to face) pressure on sales prices of its products. As a result of such pricing pressures, Spinnaker may in the future experience reductions in the profit margins on its sales, or may be unable to pass future raw material price increases to its customers (which would also reduce profit margins). Spinnaker operates in markets characterized by a few large diversified companies selling products under recognized trade names and a number of smaller public and privately-held companies selling to the market. In addition to branded products, some companies in the industry produce private-label products to enhance supply relationships with large buyers.

       Central Products competes with other manufacturers of carton sealing tape products as well as manufacturers of alternative carton closure products. Competition in the carton sealing market is based primarily on price and quality, although other factors may enhance a company's competitive position, including product performance characteristics, technical support, product literature and customer support. There are a wide range of participants in the carton sealing industry, including large diversified corporations (principally in pressure sensitive) and small private companies (principally in water sensitive tape). Central Products is one of the leading manufactures of water sensitive tape. 3M Corporation is the largest manufacturer of pressure sensitive tape in the carton sealing market in the United States.

     The adhesive-backed label stock market is fragmented. Brown-Bridge competes with several national manufacturers, including
Avery-Dennison, Bemis, 3M Corporation and a number of smaller regional manufacturers. Spinnaker believes that Avery-Dennison, Bemis and 3M Corporation are the only competitors with national production facilities and Avery-Dennison and 3M Corporation are the only competitors with nationally recognized brand names.

Environmental Regulations

      Spinnaker's operations are subject to environmental laws and regulations governing emissions to the air, discharges to waterways, and generation, handling, storage, transportation, treatment and disposal of waste materials. Spinnaker is also subject to other federal and state laws and regulations regarding health and safety matters. Environmental laws and regulations are constantly evolving and it is impossible to predict the effect that these laws and regulations will have on Spinnaker in the future. While Spinnaker believes it is currently in substantial compliance with all such environmental laws and regulations, there can be no assurance that it will at all times be in complete compliance with all such requirements. In addition, although Spinnaker believes that any noncompliance is unlikely to have a material adverse affect on Spinnaker, it is possible that such noncompliance could have a material adverse affect on Spinnaker. Spinnaker has made and will continue to make capital expenditures to comply with environmental requirements. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from Spinnaker's properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of Spinnaker's properties, Spinnaker may be held liable and the amount of such liability could be material.

Patents and Trademarks

      Patents are held by Spinnaker with respect to the manufacture of certain of its products, but its management does not consider such patents to be important to Spinnaker's operations. The patents expire over various lengths of time with the last patent expiring in about 10 years. Spinnaker has registered several of its trade names and trademarks for adhesive-backed materials.

International Sales

       The Company's international sales were $11.5 million, $10.4 million and $3.9 million in 1996, 1995 and 1994, respectively. Of the $11.5 million in 1996 international sales, approximately $6 million were represented by exports of Brown-Bridge products. The substantial majority of these sales were to Canadian customers. The profitability of international sales is substantially equivalent to that of domestic sales. Because international sales are transacted in United States dollars, payments in many cases are secured by irrevocable letters of credit, and sales are spread over a number of customers in several countries, Spinnaker believes that the risks commonly associated with doing business internationally are minimized.

Backlog

      The Company's backlog believed to be firm was $9.2 million at December 31, 1996, as compared to $10.7 million at December 31, 1995.

Industrial Process Equipment Business

      Through its Entoleter subsidiary, the Company engineers, manufactures and markets a line of industrial process equipment and a line of air pollution control equipment. Entoleter's net sales consist entirely of sales to commercial and industrial customers.

Employees

      As of December 31, 1996, Spinnaker employed approximately
1,000 persons, of which 380 were Brown-Bridge employees, 570 were Central Products employees and 40 were Entoleter employees. All employees other than management are paid on an hourly basis. A majority of its hourly employees are not represented by unions. Central Products has a labor agreement expiring in 1998 with the United Paperworkers International Union AFL-CIO covering approximately 200 hourly employees at the Menasha, Wisconsin plant. Entoleter's approximately 20 hourly-paid production employees are members of the United Electrical, Radio and Machine Workers of America Union. The current collective bargaining agreement expires on April 30, 1999. Spinnaker believes that its relations with its employees are good; however, there can be no assurance that the Company will not experience work stoppages or slowdowns in the future.


B.   Lynch Machinery, Inc. ("LM")

       LM, a 90% owned subsidiary of Registrant, designs, develops, manufactures and markets a broad range of manufacturing equipment for the electronic display and consumer glass industries. To better reflect its current operations, LM is planning to change its name to Lynch Interactive Displays, Inc. LM also produces replacement parts for various types of packaging and glass container-making machines which LM does not manufacture.

       CRT Display and Consumer Glass Manufacturing Technologies. LM manufactures nine models of glass-forming presses to provide high-speed automated systems to form different sizes of face panels and tubes for television screens and computer monitors. LM produces an HDTV model press to build large-screen televisions for the HDTV (high definition television) market. LM manufactures and installs presses to form table ware such as glass tumblers, plates, cups, saucers and commercial optical glass. LM also manufactures and installs electronic controls and retrofit systems for CRT display and consumer glass presses. LM shipped four controls and retrofit systems amounting to approximately $3.2 million in 1996.

       The production of glass pressware entails the use of machines which heat glass and, using great pressure, form an item by pressing it into a desired shape. Because of the high cost of bringing the machine and materials up to temperature, a machine for producing glass pressware must be capable of running 24 hours a day, 365 days a year.

       During 1996, LM delivered four glass press machines.  At
December 31, 1996, LM had orders for, and had in various stages of production, six glass press machines, at a total sales price of approximately $9,240,000, which are scheduled for delivery in 1997. There can be no assurance that LM can obtain orders for additional large glass pressing orders to replace its existing orders.

       LM believes that it is the largest supplier to glass companies that do not manufacture their own pressware machines in the worldwide pressware market. Competitors include various companies in Italy, Japan, France, Germany and elsewhere.

       While several of the largest domestic and international producers of glass pressware frequently build their own glass-forming machines and produce spare parts in-house, nearly all pressware producers have made purchases of machines and/or spare parts from LM.

       Packaging Machinery. Effective in January 1996, LM discontinued the manufacturing of automated case packers and related equipment; however, it will continue to sell parts for existing machines. In mid-1996, LM discontinued and sold its Tri-Can International operation, which manufactured packaging machines. In connection therewith, LM recognized a charge to income in 1996 of approximately $832,470.

        International Sales. During 1996, approximately 88% of LM's sales were made to international customers, and 100% of its large glass pressing machine orders were from international customers in East Asia. The profitability of international sales is equivalent to that of domestic sales. Because many international orders require partial advance deposits, with the balance often secured by irrevocable letters of credit from banks in the international country, the Registrant believes that some of the credit risks commonly associated with doing business internationallt are minimized. The Registrant avoids currency exchange risk by transacting all international sales in United States dollars.

       Backlog.   LM had an order backlog of approximately $6.6
million at December 31, 1996, compared with approximately $16.9 million at December 31, 1995. The decrease in backlog is attributable to the smaller number of orders for large presses booked in 1996. LM believes that all of the December 31, 1996 backlog will be shipped during 1997. LM includes as backlog those orders which are subject to written contract, written purchase orders and telephone orders from long standing customers who maintain satisfactory credit ratings. LM has historically experienced only insignificant cancellations of the orders included in its backlog.

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

       For 1996, 1995, and 1994, M-tron's sales consisted of (in thousands):

                                           1996     1995      1994

 Crystals............................    $10,594   $13,778   $7,179

 Oscillator Modules..................      7,839     6,434     5,254

             Total                       $18,433   $20,118   $12,433


       Competition. Quartz crystals and clock oscillators are sold in a highly competitive industry. There are numerous domestic and international manufacturers who are capable of providing quartz crystals and clock oscillators comparable in quality and performance to M-tron's products. International competitors, particularly from the Far East, continue to dominate the United States market. M-tron seeks to manufacture smaller specialty orders of crystals and oscillators, which it believes it can competitively fill based upon price, quality and order response time. M-tron also performs quality control tests on all products it imports from the Far East and resells domestically and internationally.

       International Sales. M-tron's international sales in 1996 were approximately 15% of total sales and were concentrated in Canada and Western Europe. The profitability of international sales is substantially equivalent to that of domestic sales. Because sales are ordinarily spread over a number of customers in a number of developed countries with no individually significant shipments, the Registrant believes that risks commonly associated with doing business in international countries are minimized.

       Backlog. M-tron had backlog orders of approximately $5,049,000 at December 31, 1996, compared with $6,435,000 at December 31, 1995. M-tron includes as backlog those orders which are subject to specific production release orders under written contracts, verbal and written orders from distributors with which M-tron has had long-standing relationships, as well as written purchase orders from sales representatives. M-tron believes that all of the backlog at December 31, 1996 will be shipped during 1997.

       Raw Material. To the extent possible, M-tron's raw materials are purchased from multiple sources. Of primary significance are quartz crystal bars and the bases used for mounting certain finished crystals. M-tron currently has at least two qualified vendors for each of these items. No shortages have occurred in the recent past nor are any anticipated in the near future.


IV.   OTHER INFORMATION

       While the Registrant holds licenses and patents of various types, Registrant does not believe they are critical to its overall operations, except for (1) the television-broadcasting license of WHBF-TV and WOI-TV;
(2)Registrant's telephone subsidiaries franchise certificates to provide local-exchange telephone service within its service areas; (3) Western's FCC licenses to operate point-to-point microwave systems; (4) licenses held by partnerships and corporations in which Western, Inter-Community and UPTC own minority interests to operate cellular radio systems covering areas in New Mexico, North Dakota and Michigan, and (5) CLR Video's franchises to provide cable television service within its service areas.

       The Registrant conducts product development activities with respect to each of its major lines of manufacturing business. Currently, such activities are directed principally toward the improvement of existing products, the development of new products and/or diversification. The cost of such activities, which have been funded entirely by the Registrant, amounted to approximately $1,627,000 in 1996, $1,673,000 in 1995, $1,231,000
in 1994.

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

       There were no customers in 1996 or 1995 that represents 10% or more of consolidated revenues. The Registrant does not believe that it is dependent on any single customer.

       Excluding the following for The Morgan Group, Inc.: approximately 1,720 independent owner-operators and 1,300 drive-away drivers, the Registrant had a total of 1,910 employees at December 31, 1996 and 1,986 employees at December 31, 1995.

       Additional information with respect to each of the Registrant's lines of business is included in Note 14 to the Consolidated Financial Statements included as Item 14(a) below.

V.   FORWARD LOOKING INFORMATION

       This Form 10-K contains certain forward looking information, including without limitation examining the possibility of a spin-off (pg.2),
Item 1-I.A "Regulatory Environment" and possible changes thereto and "Competition" (pgs. 4-6), Item 1-I.C "Personal Communications Services
("PCS")" (pgs. 8-10), Item 1-II. Morgan "Growth Strategy" (p.11), Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation," particularly Financial Condition, and Notes to Financial Statements (Item 14(a) below). It should be recognized that such information are estimates or forecasts based upon various assumptions, including the matters referred to therein, as well as meeting the Registrant's internal performance assumptions regarding expected operating performance and the expected performance of the economy and financial markets as it impacts Registrant's businesses. As a result, such information is subject to uncertainties, risks and inaccuracies.

VI.   EXECUTIVE OFFICERS OF THE REGISTRANT

       Pursuant to General Instruction G (3) of Form 10-K, the following list of executive officers of the Registrant is included in Part 1 of this Annual Report on Form 10-K in lieu of being included in the Proxy Statement for the 1997 Annual Meeting of Shareholders. Such list sets forth the names and ages of all executive officers of Registrant indicating all positions and offices with the Registrant held by each such person and each such person's principal occupations or employment during the past five years.

                              Offices and
        Name                  Positions Held                       Age

Mario J. Gabelli         Chairman and Chief Executive Officer       54
                         (since May 1986); Chairman and
                         Chief Executive Officer (since March,
                         1980) of Gabelli Funds Inc. (successor
                         to The Gabelli Group, Inc.),
                         holding company for subsidiaries
                         engaged in various aspects of the
                         securities business

Robert E. Dolan          Chief Financial Officer (since February    45
                         1992) and Controller (since May 1990);
                         Corporate Controller (1984-1989)
                         of Plessey North America Corporation,
                         formerly the United States subsidiary
                         of a United Kingdom defense electronics/ telecommunications company.


Robert A. Hurwich        Vice President-Administration, Secretary   55
                         & General Counsel (since February 10,
                         1994); Private Law Practice (1991-1993);
                         Vice President, Secretary & General
                         Counsel of Moore McCormack
                         Resources, Inc. (1975-1989).

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

       LM's operations are housed in two adjacent buildings situated on
3.19 acres of land in Bainbridge, Georgia. In January 1997, LM completed an expansion of its manufacturing capacity at this site, which added approximately 15,000 square feet, bringing total manufacturing space to approximately 73,000 square feet. Finished office area in the two buildings totals approximately 17,000 square feet. All such properties are subject to security deeds relating to loans.

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

       Central Products owns one manufacturing facility in Menasha, Wisconsin and leases another in Brighton, Colorado. The Menasha facility contains approximately 160,000 square feet and the Brighton facility whose lease expires in 2014, contains approximately 210,000 square feet. The corporate office and center for administrative services are located in a 20,000 square foot facility adjacent to the Menasha plant. Central Products also maintain two leased distribution centers in Neenah, WI (90,000 square feet), and Denver, CO (100,000 square feet).

       Entoleter owns a manufacturing plant containing 72,000 square feet located on approximately 5 acres of land in Hamden, Connecticut. The land and building are subject to a mortgage and security agreement executed in support of a bank loan. Entoleter also owns approximately 6 unimproved acres located in Hamden, Connecticut adjacent to its property.

       During 1996 and 1995, Registrant's manufacturing facilities operated in the aggregate at a relatively high level of capacity utilization.

       Morgan owns approximately 24 acres of land with improvements in Elkhart, Indiana. The improvements include a 23,000 square foot office building used as Morgan's principal office, a 7,000 square foot leased building containing additional offices leased to one of its customers, a 9,000 square foot building used for Morgan's safety and driver service departments and also for storage and an 8,000 square foot building used as a garage to service company-owned vehicles. Most of Morgan's 11 regional and 127 dispatch offices are situated on leased property. Morgan also owns and leases property for parking and storage of equipment at various locations throughout the United States, usually in proximity to manufacturers of products moved by Morgan. The property leases have lease term commitments of a minimum of thirty days and a maximum of three years, at monthly rental ranging from $100 to $9,750. The Elkhart facility is currently mortgaged to one of Morgan's lenders. In total, Morgan owns 73 acres of land throughout the United States, including the Elkhart facilities. Morgan is in the process of selling 38 acres located at four property locations, two of which are associated with exiting the "truckaway" operation.

       Western New Mexico Telephone Company owns a total of 16.4 acres at twelve sites located in southwestern New Mexico. Its principal operating facilities are located in Silver City, where Western owns a building comprising a total of 6,480 square feet housing its administrative offices and certain storage facilities. In Cliff, Western owns five buildings with a total of 14,055 square feet in which are located additional offices and storage facilities as well as a vehicle shop, a wood shop, and central office switching equipment. Smaller facilities, used mainly for storage and for housing central office switching equipment, with a total of 8,384 square feet, are located in Lordsburg, Reserve, Magdalena and five other localities. In addition, Western leases 1.28 acres on which it has constructed four microwave towers and a 120 square-foot equipment building. Western has the use of 34 other sites under permits or easements at which it has installed various equipment either in small company-owned buildings (totaling 4,757 square feet) or under protective cover. Western also owns 3,221 miles of buried copper cable and 421 miles of buried fiber optic cable running through rights-of-way within its 15,000 square-mile service area. All Western's properties described herein are encumbered under mortgages held by the Rural Utilities Service.

       Inter-Community Telephone Company owns 12 acres of land at 10 sites. Its main office at Nome, ND, contains 4,326 square feet of office and storage space. In addition, it has 4,400 square feet of garage space and 5,035 square feet utilized for its switching facilities. Inter-Community has 1,728 miles of buried copper cable and 172 miles of buried fiber optic cable. All of Inter-Community's properties described herein are encumbered under mortgages held by the National Bank for Co-Operatives ("Co-Bank").

       Cuba City Telephone is located in a 3,800 square foot brick building on 0.4 of an acre of land. The building serves as the central office, commercial office, and garage for vehicle and material storage. The company also owns a cement block storage building of 800 square feet on 0.1 of an acre. In Madison, Wisconsin, Cuba City leases 900 square feet for administrative headquarters and financial functions. Belmont company is located in a cement block building of 800 square feet on .5 acre of land in Belmont, Wisconsin. The building houses the central office equipment for Belmont. The companies own a combined total of 217 miles of buried copper cable and 26 miles of fiber optic cable. All of Cuba City's and Belmont's property described herein are encumbered under mortgages held by the REA and Rural Telephone Bank, respectively.

       J.B.N. Telephone Company owns a total of approximately 2.25 acres at fifteen sites located in northeast Kansas. Its administrative and commercial office consisting of 2,820 square feet along with a 1,600 square feet garage and warehouse facility are located in Wetmore, Kansas. In addition, J.B.N. owns thirteen smaller facilities housing central office switching equipment and over 947 miles of buried copper cable. All properties described herein are encumbered under mortgages held by the Rural Utilities Service.

       Haviland Telephone Company owns a total of approximately 3.9 acres at 20 sites located in south central Kansas. Its administrative and commercial office consisting of 4,450 square feet is located in Haviland, Kansas. Its addition, Haviland owns 19 smaller facilities housing garage, warehouse, and central office switching equipment and over 1,500 miles of buried copper cable. All properties described herein are encumbered under a mortgage to Co-Bank.

       Dunkirk & Fredonia Telephone Company (including its subsidiaries) own a total of approximately 9 acres at 10 sites located in western New York. Its host central office switching equipment, administrative and commercial offices consisting of 18,297 square feet is located in Fredonia, New York.
In addition, Dunkirk & Fredonia owns nine other smaller facilities housing garage, warehouse and central office switching equipment and over 111 miles of buried copper cable and 19 miles of fiber optic cable.

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


                             PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

                   MARKET PRICE INFORMATION AND
                      COMMON STOCK OWNERSHIP

       The Common Stock of Lynch Corporation is traded on the American Stock Exchange under the symbol "LGL." The market price high and lows in consolidated trading of the Common Stock during the past two years is as follows:

                                               Three Months Ended
 1996                             March 31    June 30     Sept 30   Dec 31

 High                                72 1/2     92 1/2     90 1/2     77
 Low                                 56         70         67 1/2     63 1/2

 1995

 High                               39 1/8      47 3/4      84 3/4    80
 Low                                30          35 1/2      46 1/8    57 3/4

 At March 20, 1997, the Company had 1,070 shareholders of record.

   The Registrant did not declare any dividends in 1996 or 1995. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations below.


ITEM 6. SELECTED FINANCIAL DATA

(in thousand of dollars, except per share amounts)
                                       Year Ended December 31 (a)
                              1996       1995       1994       1993       1992

Revenues(a).................$451,880  $333,627    $183,241   $127,021  $108,657

EBITDA(b)...................  33,921    31,096      18,379     12,527    13,351

Operating Profit(c).........  16,940    19,847      10,942      6,634      8,283

Net Financing Activities.... (14,689)   (7,376)     (4,333)    (3,643)   (4,142)

Gain on Sales of Subsidiary and
 Affiliate Stock...........    5,146        59         190      4,326      --

Income from Continuing Operations
 Before Income Taxes, Minority
 Interests, Discontinued Operating
 and Extraordinary Item....    7,397    12,530       6,799      7,317     4,141

Provision for Income Tax...   (3,021)   (4,906)     (2,726)    (2,454)   (1,733)

Minority Interests.........      418    (2,155)     (1,372)      (737)     (257)

Income from Continuing Operations
 Before Discontinued Operations
 and Extraordinary Items
 and Cumulative Effect of
 Accounting Change.........    4,794     5,469       2,701      4,126     2,151

Discontinued Operations(d)      (750)     (324)       (109)       (10)      --

Extraordinary Item(e)......   (1,348)      --         (264)      (206)      18

Cumulative Effect to January 1,
1993 of Change in Accounting
for Income Taxes(f)             --          --         --        (957)     --

Net Income.................  $  2,696  $  5,145    $  2,328    $2,953  $  2,169

Per Common Share (g).......
 Income from Continuing
 Operations................  $   3.41  $   3.89    $   2.02    $ 3.37   $  1.71
 Net Income................      1.92      3.66        1.74      2.41       1.72

Cash, Securities and Short-
 Term Investments..........  $ 36,102  $ 27,353    $ 31,521    $45,509  $ 44,914

Total Assets...............   392,620   302,439     185,910    129,523   111,374

Long-term Debt.............   219,579   138,029      62,745     65,768    68,286


Shareholders' Equity(h)..... $ 38,923  $ 35,512    $ 30,531    $24,316  $ 21,272

Notes:

(a) Includes results of Inter-Community Telephone Company from April 2, 1991, Cuba City Telephone Exchange and Belmont Telephone Company from October 31, 1991, Bretton Woods Telephone Company from February 4, 1992, J.B.N. Telephone Company for November 30, 1993, the assets of Station WOI-TV from March 1, 1994, the assets of Brown Bridge Division from September 19, 1994, Haviland Telephone Company from September 26, 1994, Central Products Company from October 4, 1995 and Dunkirk and Fredonia Telephone Company from November 26,1996.
(b) EBITDA is earnings before interest, taxes, depreciation and amortization.
(c) Operating Profit (Loss) is sales and revenues less operating expenses, which excludes investment income, interest expense, share of operations of affiliated companies, minority interests and taxes.
(d)      Discontinued operations of Lynch Tri-Can International.
(e) Gain (Loss) on repurchase or redemption of Company's 8% convertible subordinated debentures for years 1994, 1993, and 1992 and early extinguishment of debt at Spinnaker in 1996.
(f) On January 1, 1993, Lynch adopted the provisions of Statement of Financial Accounting Standard No., 109, "Accounting for Income Taxes." (See Note 9 to the Consolidated Financial Statements.)
         As a result of this adoption, for the years ended December 31, 1994 and 1993, Operating Profit was lower by $766,000 due to the higher depreciation and amortization as a result of increased write-ups in assets acquired in prior business combinations. The adoption of this statement had no effect on net income, other than the above noted "Cumulative Effect of Accounting Change Adjustment" for that period.
(g)      Based on weighted average number of common shares outstanding.
(h)      No dividends have been declared over the period.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


RESULTS OF OPERATIONS

YEAR 1996 COMPARED TO 1995

       Revenues increased to $451.9 million in 1996 from $333.6 million in 1995, a 35.5% increase. Acquisitions made during late 1995, principally in the manufacturing segment, were the most significant contributors to the increase. In the manufacturing segment, revenues increased by $103.4 million to $291.1 million versus $187.7 million in 1995, or 55%. Central Products Company, which was acquired on October 4, 1995, contributed $126.4 million in 1996 versus $30.6 million in 1995. 1996's manufacturing revenues also reflect $26.1 million from Lynch Machinery, Inc., a decrease of $6.2 million when compared with 1995 results. This decline was a result of lower production activities associated with extra-large glass presses versus 1995. Three extra-large glass presses were shipped in 1996 versus eleven in 1995. The services segment, which represents 29.3% of total revenue, increased by $9.9 million from 1995 or 8%. In the multimedia segment, which represents 6.3% of total revenue, revenues increased by $5.0 million. The inclusion of CLR Video for the full year($1.4 million), increased revenues at Western New Mexico($1.8 million) and the acquisition of Dunkirk & Fredonia Telephone ($.9 million) were the major factors contributing to the growth in the multimedia segment.

       Earnings before interest, taxes, depreciation and amortization (EBITDA) increased to $33.9 million in 1996 from $31.1 million in 1995, a $2.8 million, or a 9% increase. Operating segment EBITDA (prior to corporate management fees and expenses) grew to $37.3 million from $35.0 million, a 7% increase. The manufacturing segment represented 67% of EBITDA or $22.8 million, an increase of $5.7 million versus 1995. The full year inclusion of Central Products whose EBITDA contribution was $10.9 million in 1996 versus $2.7 million in 1995 accounted for $8.2 million of the increase. This increase was offset by lower EBITDA at Lynch Machinery of $2.6 million when compared to 1995 results due to lower sales volume of the extra-large glass presses. The services segment had negative EBITDA of ($1.8) million versus $4.7 million in 1995. The decline was attributable to (a)a $3.5 million loss reserve taken by Morgan relating to the closing of the Truckaway Division and related real estate and (b) a decrease in recreational vehicle margins due to reduced demand and higher driver pay and insurance claims. The multimedia segment contributed $15.3 million or 45.0% of total EBITDA versus $12.3 million in 1995.

       Operating profits for 1996 were $16.9 million in 1996, a decrease of $2.9 million or 15% versus 1995. Operating profits in the services segment declined by $6.6 million due to the same factors impacting EBITDA. This decline was partially offset by improvements in the manufacturing, multimedia and corporate segments of $1.5 million, $1.7 million and $.5 million, respectively.

       Investment income decreased by $.9 million to $2.2 million in 1996 versus 1995. The decrease was related to lower dollar investments in generating current income.

       Interest expense increased by $6.2 million in 1996 when compared to 1995. The increase is due primarily to the full year effect of financing the acquisition of CPC in late 1995.

       Gain on sales of subsidiary and affiliate stock increased by $5.1 million in 1996. This increase is the result of the conversion of a $6.0 million Spinnaker Note into Spinnaker Common Stock in 1996 and other transactions.

       The 1996 tax provision of $3.0 million, included federal, state and local taxes and represents an effective rate of 40.8% versus 39.2% in 1995.

       Results of discontinued operations reflect the disposal Tri-Can International, a manufacturer of packaging machinery. The assets sold consisted primarily of inventory and intangibles. As a result of this disposal, a loss of $.5 million net of taxes and minority interest was recorded. In addition, the operating results of Tri-Can have been classified as discontinued operations and result in net operating losses of $.3 million in 1996 versus $.3 million in 1995.

       Loss on early extinguishment of debt, net of taxes and minority interest, resulted in an extraordinary charge to income of $1.3 million in 1996. The early extinguishment of debt is the result of Spinnaker Industries issuing $115 million of Senior secured debt due in 2006. The debt proceeds were used to extinguish substantially all bank debt, bridge loans and lines of credit at Spinnaker and its major operating subsidiaries.


YEAR 1995 COMPARED TO 1994

       Revenues increased to $333.6 million in 1995 from $183.2 million in 1994, an 82% increase. Acquisitions made during 1995 and 1994, principally in the manufacturing segment, were the most significant contributors to the increase. In the manufacturing segment, where revenues increased by $126.5 million to $187.7 million in 1995 from $61.2 million in 1994, or 207%. The acquisition of Brown-Bridge Industries, Inc. on September 19, 1994, contributed $97.2 million in revenues for 1995 versus $26.8 million in 1994. This represents 56% of the total manufacturing increase. The acquisition of Central Products Company on October 4, 1995, contributed $30.6 million, or 24% of the segment's revenues increase. 1995's manufacturing revenues also reflect $32.3 million from Lynch Machinery, Inc. compared to $15.1 million in 1994, 14% of the segment's revenue increase. The production of extra-large glass presses from orders contracted for in 1994 and 1995 resulted in this additional revenue. Fifteen glass presses were shipped in 1995, compared to eight in 1994. Of the presses shipped in 1995, eleven were advanced technology extra-large presses. As a result of the shipment of these presses in 1995, Lynch Machinery glass press backlog was reduced by $11.5 million to $13.3 million at December 31, 1995 from $24.8 million at December 31, 1994. While Lynch Machinery is in the process of bidding for additional glass press contracts, it is not anticipated that the level of production in 1996 will equal 1995 levels. The services segment, which represents 37% of total revenue, increased by $20.4 million from 1994 or 20%. The Morgan Group, Inc.'s results increased due to continued strength in manufactured housing shipments (industry shipments up 12%) and the acquisition of Transfer Drivers, Inc. in May 1995. In the multimedia segment, which represents 7% of total revenue, revenues increased by $3.5 million from 1994, or 17%. Haviland Telephone Company, which was acquired on September 26, 1994, contributed 74% of the increase. The inclusion of Central Products for the full year plus additional acquisitions contracted for in 1995 and anticipated to close in 1996 are projected to increase reported revenues by about 40% in 1996 from 1995.

       Earnings before interest, taxes, depreciation and amortization (EBITDA) increased to $31.1 million in 1995 from $18.4 million in 1994, a $12.7 million, or 69% increase. Operating segment EBITDA (prior to corporate management fees and expenses) grew to $ 35.0 million from $20.6 million, a 70% increase. The manufacturing segment was the largest contributor to EBITDA with $17.1 million, or 55% in 1995, as compared to $4.7 million, or 26% in 1994. Spinnaker's EBITDA grew to $8.0 million from $1.1 million, a $6.9 million increase. The inclusion of Brown-Bridge for the full year accounted for $3.9 million of the increase in 1995. Central Products' EBITDA of $2.7 million in the fourth quarter primarily accounted for the remaining increase. Lynch Machinery accounted for 32% of the total increase in manufacturing EBITDA. Profit margins associated with the production of extra-large glass were the cause of the significant improvement. The services segment contributed $4.6 million, or 15%, compared to $4.3 million, or 24% in 1994. This increase was directly the result of the increased revenues offset by a product mix shift and increases in certain operating costs. The multimedia segment contributed 40% of total EBITDA in 1995, or $12.3 million, as compared to $10.9 million, or 59% of total EBITDA in 1994. The inclusion of Haviland represents 79% of this increase. The inclusion of Central Products for the full year plus additional acquisitions made in 1995 and anticipated to close in 1996 are projected to increase reported EBITDA by about 50% in 1996 from 1995.

       Operating profits increased to $19.8 million in 1995 from $10.9 million in 1994, $8.9 million or 82% increase. The breakdown of the increases and the primary causes are the same as the above discussion regarding EBITDA.

       Investment income increased in 1995 from 1994 primarily reflecting additional net gains in marketable securities.

       Interest expense increased during 1995 primarily as a result of the debt incurred for acquisition needs in 1995 and 1994 for Central Products and Brown-Bridge.

       The full year effect of the financing for the Central Products acquisition is expected to significantly increase interest expense.

       The 1995 income tax provision of $4.9 million, included federal, state and local taxes and represents an effective rate of 39.2% versus 40.1% in 1994. The rate is effected by a provision for the repatriating of earnings by subsidiaries that are not consolidated for income tax purposes (Morgan), a change in its deferred tax reserve associated with income (1995) and losses (1994) related to the Company's equity investee, a reduction in taxes attributable to a special election available to Morgan's captive insurance company. It should be noted that Morgan is consolidated for financial statement purposes, but in accordance with FASB 109 "Accounting for Income Taxes", a deferred tax liability is recognized for the difference between the financial reporting basis and the tax basis of the investment in Morgan created by current earnings.

       Income before extraordinary items and discontinued operations was $5.5 million, or $3.89 per share in 1995 as compared to $2.7 million or $2.02 in 1994. These amounts include the gain on the sale of affiliate stock which contributed $35,000 to net income, or $.02 per share in 1995 and $190,000, or $0.14 per share in 1994. Results of discontinued operations reflect the operating results of Tri-Can which has been re-classified as discontinued. During 1994, the Company recorded an extraordinary item which represented the loss on the redemption of the Company's 8% Convertible Subordinated Debentures. This loss was $264,000, or $0.20 per share.

FINANCIAL CONDITION

       As of December 31, 1996, the Registrant had current assets of $140.1 million and current liabilities of $98.5 million. Working capital was therefore $41.6 million as compared to $25.6 million at December 31, 1995, primarily due to the decline in current maturities of long-term debt as a result of the high yield offering at Spinnaker Industries and acquisitions made during 1995.

       Within the elements of current assets, cash and cash equivalents increased by $18.0 million, primarily due to the sale of marketable securities and short-term investments of $9.4 million, inclusion of Dunkirk and Fredonia ($4.4 million) and an increase of approximately $6.5 million at Spinnaker due to changes in working capital demands offset by a reduction of $1.5 million at Lynch Machinery (see Consolidated Statement of Cash Flow for additional elements). Inventories increased by $3.6 million primarily due to increases at Central Products and Brown Bridge. Within current liabilities, notes due to banks increased by $7.8 million, primarily due to borrowing under the holding company's line of credit. Cash flow from operations as presented in the Consolidated Statement of Cash Flow increased by $1.9 million, primarily due to increased EBITDA from the Company's operating entities, and net sales of trading securities offset by an increase in other net working capital components.

       Capital expenditures were $25.5 million in 1996 and $19.6 million in 1995 due to significant deployment of enhanced technology by our telephone operations, installation of the silicone paper coating machine at Brown-Bridge and the inclusion of Central Products for the full year in 1996. This increased level of capital expenditures is expected to decline in 1997 in the multimedia segment as upgrade programs wind down and absence of large machine investments in manufacturing. Overall 1997 capital expenditures are expected to be approximately 15% - 20% below the 1996 level.

       At December 31, 1996, total debt was $260.8 million, which was
$73.4 million more than the $187.4 million at the end of 1995. Total debt was significantly impacted by: the acquisition of Dunkirk and Fredonia Telephone Company, with a total of $25.8 million of debt incurred and assumed and Registrant's investment in PCS partnerships of $27.1 million, with the remainder attributable principally to Spinnaker. Debt at year end 1996 included $234.9 million of fixed interest rate debt, at an average cash interest rate of 9.1% and $25.8 million of variable interest rate debt at an average interest rate of 8.2 %. Additionally, the Company had $50.8 million in unused short-term lines of credit of which $39.3 million was attributed to Spinnaker, and $4.2 million of which was attributable to Morgan. As of December 31, 1996, the Parent Company borrowed $11.9 million under a $12.0 million short-term line of credit facility. These funds were primarily used to fund the bids by affiliated partnerships in the PCS Auctions. This short-term line of credit expires April 15, 1997. Management anticipates that this line will be renewed for one year but there is no assurance that it will be.

       Backlog in the manufactured products segment at December 31, 1996 was $20.9 million versus $34.0 million at the end of 1995. Backlog at Lynch Machinery was $6.6 million at December 31, 1996, and $16.9 million at December 31, 1995. The lack of significant orders coupled with the elimination of product lines caused the decrease. Orders of $9 million were booked in early 1997, somewhat compensating for the decline in 1996. Backlog at Brown-Bridge declined by $2.6 million in 1996 to $3.1 million at December 31, 1996. Backlog at Central Products increased by $1.4 million in 1996 to $4.5 million at December 31, 1996.

       Since 1987, the Board of Directors of Lynch has authorized the repurchase of 300,000 common shares. At December 31, 1996, Lynch's remaining authorization is to repurchase an additional 69,139 shares of common stock.

       The Board of Directors has adopted a policy not to pay dividends; and such policy is reviewed annually. This policy takes into account the long term growth objectives of the Company; especially its acquisition program, shareholders' desire for capital appreciation of their holdings and the current tax law disincentives for corporate dividend distributions. Accordingly, no cash dividends have been paid since January 30, 1989 and none are expected to be paid in 1997.

       Lynch Corporation maintains an active acquisition program and generally finances each acquisition with a significant component of debt. This acquisition debt contains restrictions on the amount of readily available funds that can be transferred to Lynch Corporation from its subsidiaries.

       Registrant has a minority position in several entities to which it has funding commitments. These entities participated in two of the auctions conducted by the Federal Communications Commission for 30 megahertz and 10 megahertz of broadband spectrum to be used for personal communications services, the so-called "C" and "F" Block Auction, respectively. In the C-Block Auction, such entities acquired 30 licenses to provide personal communications services to geographic areas of the United States with a total population of 7.0 million. The cost of these licenses was $216.2 million, $194.0 million of the cost of these licenses was funded via a loan from the United States Government. The loan requires quarterly interest payments at 7% (Registrant argues strenuously that the interest rate should have been 6.51%, the applicable treasury rate at the time the licenses were awarded), and with quarterly principal amortization in years 7, 8, 9, and 10. As of December 31, 1996, Registrant invested $598,000 in partnership equity and $20.4 million in loans and has funding commitments to provide an additional $20.2 million in loans, including funding quarterly interest on the Government debt of $3.4 million. In the F-Block Auction, an entity in which Lynch holds a minority position acquired five licenses to provide personal communications services in geographic areas of the United States with a total populations of 20 million. The cost of these licenses was $19.9 million.
$16.5 of the cost of the licenses will be financed with a loan from the United States Government. The interest rate on the loan will be the long-term Government rate at the date of issuance and with quarterly principal amortization in years 3 to 10. As of December 31, 1996 Registrant has invested $99,000 in partnership equity and provided the entity with a loan of $11.8 million funded by a short-term secured borrowing by the Registrant. $10 million of this loan was returned in January 1997; however, Registrant continues to have a funding commitment to provide $10 million in loans to the entity. Registrant is currently seeking alternatives to minimize or raise funds for its funding commitments to the entities, but currently expects to fund required interest payments. There are many risks associated with personal communications services. In addition, funding aspects of acquisition of licenses and the subsequent mandatory build out requirements plus the amortization of the license, could significantly and materially impact the Registrant's reported net income over the next several years. Of note, under the current structure the ramifications of this should not impact reported revenues and EBITDA in the future.

       In mid-March 1997, Registrant acquired 60% of the stock of Upper Peninsula Telephone Company for approximately $15.3 million with a short-term secured bridge financing. Registrant is currently seeking permanent financing to replace the bridge financing and to finance the acquisition of the remaining stock of Upper Peninsula.

       In December, 1996, the Registrant's Board of Directors announced that it is examining the possibility of splitting, through a "Spin-off", either its communications operations or its manufacturing operations. A spin-off could improve management focus, facilitate and enhance financings and set the stage for future growth, including acquisitions. A split could also help surface the underlying values of the company as the different business segments appeal to differing "value" and "growth" cultures in the investment community. There are a number of matters to be examined in connection with a possible spin-off, including tax consequences, and there is no assurance that such a spin-off will be effected.

       Lynch Corporation has a significant need for resources to fund the operation of the holding company, and meet its current funding commitments, including those related to personal communications services, and fund future growth. Lynch is currently considering various alternative long and short-term financing arrangements. One such alternative would be to sell a portion or all of certain investment in operating entities. Additional debt and/or equity financing vehicles are also being considered. While management expects to obtain adequate financing resources to enable the company to meet its obligations, there is no assurance that such can be readily obtained or at reasonable costs.

            See Item 1.V above re Forward Looking Information.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


       See Item 14(a).


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURE

       In March 1994, The Morgan Group, Inc., a publicly traded subsidiary of the Registrant, approved Arthur Andersen LLP to replace Ernst & Young as its auditors for 1994 and 1995. For 1996, Ernst & Young, Registrant's auditors, replaced Arthur Andersen LLP as auditors for The Morgan Group, Inc. See Registrant's Form 8-K dated March 19, 1996 which is incorporated herein by reference.


                             PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required by this Item 10 is included under the caption "Executive Officers of the Registrant" in Item 1 hereof and included under the captions "Election of Directors" and "Section 16(a) Reporting" in Registrant's Proxy Statement for its Annual Meeting of Shareholders for 1997, which information is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

       The information required by this Item 11 is included under the caption "Compensation of Directors," under the captions "Executive Compensation," "Executive Compensation and Benefits Committee Report on Executive Compensation" and "Performance Graph" in Registrant's Proxy Statement for its Annual Meeting of Shareholders for 1997, which information is incorporated herein by reference. The Performance Graph in the Proxy Statement shows that Registrant's Common Stock under performed the American Stock Exchange Market Value Index and the American Stock Exchange Service Industry Index in 1993 and over performed said indices in 1992, 1994, 1995 and 1996.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this Item 12 is included under the caption "Security Ownership of Certain Beneficial Owners and Management," in the Registrant's Proxy Statement for its Annual Meeting of Shareholders for 1997, which information is included herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this Item 13 is included under the caption "Executive Compensation", "Transactions with Certain Affiliated Persons" and "Compensation Committee Interlocks and Insider Participants" in the Registrant's Proxy Statement for its Annual Meeting of Shareholders for 1997, which information is included herein by reference.


                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)         The following documents are filed as part of this Form 10-K
            Annual Report:

            (1)  Financial Statements:

       The Report of Independent Auditors and the following
Consolidated Financial Statements of the Registrant are included herein:

            Consolidated Balance Sheets - December 31, 1996 and 1995

            Consolidated Statements of Income - Years ended December 31, 1996, 1995, and 1994.

            Consolidated Statements of Shareholders' Equity - Years ended December 31, 1996, 1995, and 1994

            Consolidated Statements of Cash Flows - Years ended December 31, 1996, 1995, and 1994

            Notes to Consolidated Financial Statements

            (2)   Financial Statement Schedules:


              Schedule I  - Condensed Financial Information of Registrant


          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            LYNCH CORPORATION
                         CONDENSED STATEMENT OF INCOME
                                                    Year Ended
                                                    December 31
                                               1996      1995      1994
                                                (In Thousands ofdollars)
Interest, Dividends & Gain on Sales
 of Marketable Securities                    $  649    $   232   $   344
Interest, Dividend & Other Income
 from Subsidiaries                              621        715        84
Gain on Sale of Subsidiary and
 Affiliate Stock:
  Brown-Bridge Industries, Inc.                 203
  Tremont Advisors, Inc.                                    --       190

        TOTAL INCOME                          1,473        947       618
Costs and Expenses:
 Unallocated Corporate Administrative
  Expense                                    $2,312    $ 2,869   $ 1,454
  Interest Expense                              669        448       858
  Interest Expense to Subsidiaries              249

        TOTAL COST AND EXPENSES               3,230      3,317     2,312

LOSS BEFORE INCOME TAXES, EQUITY
 IN NET INCOME OF SUBSIDIARIES AND
 EXTRAORDINARY ITEM                          (1,758)   (2,370)    (1,694)

Income Tax Benefit                              515       779        786

Equity in net income of subsidiaries          3,939     6,736      3,500

INCOME BEFORE EXTRAORDINARY ITEM              2,696     5,145      2,592

Loss on early extinguishment of debt             --        --       (264)

NET INCOME                                   $2,696    $ 5,145   $ 2,328


NOTES TO CONDENSED FINANCIAL STATEMENTS
NOTE A - DIVIDENDS FROM SUBSIDIARIES
Cash dividends paid to Lynch Corporation from the Registrant's consolidated subsidiaries were $1,811,000 in 1996, $1,166,000 in 1995, and $277,000 in
1994.  No other dividends were received from subsidiaries or investees.

NOTE B - SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR ADDITIONAL

INFORMATION

    SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        LYNCH CORPORATION
                     CONDENSED BALANCE SHEETS

                                                   December 31
                                                1996      1995
                                             (In Thousands ofdollars)
ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                  $    68     $   498

  Marketable Securities and
    Short Term Investments                       573         770

  Deferred Income Tax Benefits                   738         479

  Other Current Assets                            11          44


    Total Current Assets                       1,390       1,791


OFFICE EQUIPMENT (Net of Depreciation)            26          16



OTHER ASSETS (Principally Investment in
and Advances to Subsidiaries)                 61,836     44,498


  Total Assets                               $63,252    $46,305


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES                          $18,965    $ 7,935

LONG TERM DEBT                                 2,090        --

DEFERRED INCOME TAX LIABILITIES                1,585      1,652

DEFERRED CHARGES                               1,689      1,206

TOTAL SHAREHOLDERS' EQUITY                    38,923     35,512

  Total Liabilities and
    Shareholders' Equity                     $63,252    $46,305

    SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        LYNCH CORPORATION
                CONDENSED STATEMENTS OF CASH FLOWS

                                          Year Ended December 31
                                          (Thousands of dollars)
                                            1996      1995      1994
Cash provided from (used in)
  operating activities                    $   529   $(1,158)  $(1,676)

INVESTING ACTIVITIES:
  Investment in Lynch Manufacturing         1,683       781      1,000
  Investment and advances to in
  Brighton Communications Corporation      (2,053)      --      (1,780)
  Loan to Spinnaker Industries, Inc.        1,330       --        (965)
  Investment in Brown-Bridge
    Industries, Inc.                          407       --        (407)
  Investment in and advances to LENCO II       --     2,535     (2,535)
  Investment in and advances to
  The Morgan Group, Inc.                       --     1,300         --
  Investment in and advances
    to PCS Partnerships                    (12,341)  (7,010)        --
  Sales (purchases) of current
    marketable securities-net                   --       --        --
  Other                                        607     (13)        25

NET CASH PROVIDED FROM (USED IN)
  INVESTING ACTIVITIES                     (12,281)  (2,407)   (4,662)

FINANCING ACTIVITIES:
Net Borrowings
  Line of credit                             8,627    3,709     3,198
  Issuance of Long Term Debt                 2,000       --       --
  Redemption of debentures                      --       --   (11,835)
  Sale of treasury stock                       754       --     2,290
  Conversion of debenture into
    common stock                                --       --     1,597
  Other                                          1      248       305

NET CASH PROVIDED (USED IN)
  FINANCING ACTIVITIES                      11,382    3,957    (4,445)

TOTAL INCREASE (DECREASE)IN CASH
  AND CASH EQUIVALENTS                        (430)     392   (10,782)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                         498      106    10,888

CASH AND CASH EQUIVALENTS
AT END OF YEAR                             $    68  $   498   $   106


           Schedule II - Valuation and Qualifying Accounts


          SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                LYNCH CORPORATION AND SUBSIDIARIES
          YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

COLUMN A              COLUMN B          COLUMN C         COLUMN D    COLUMN E
                                       ADDITIONS
                     BALANCE AT  CHARGED TO   CHARGED TO             BALANCE AT
                     BEGINNING   COSTS AND OTHER ACCOUNTS DEDUCTIONS      END
DESCRIPTION          OF PERIOD   EXPENSES  - DESCRIBE     DESCRIBE    PERIOD

YEAR ENDED DECEMBER
 31, 1996  ALLOWANCE
FOR UNCOLLECTIBLE   $1,732,000 $1,900,000 $   75,000(C) $2,182,000(A) $1,525,000

YEAR ENDED DECEMBER
31, 1995 ALLOWANCE
FOR UNCOLLECTIBLE   $  737,000 $  987,000 $1,160,000(C) $1,152,000(A) $1,732,000

YEAR ENDED DECEMBER
31, 1994 ALLOWANCE
FOR UNCOLLECTIBLE   $  305,000 $  605,000 $  240,000(B) $ 413,000(A)  $  737,000

(A) UNCOLLECTIBLE ACCOUNTS WRITTEN OFF ARE NET OF RECOVERIES.

(B) RECLASSES ($43,000) AND AMOUNT RECORDED AS PART OF THE ALLOCATION OF PURCHASE PRICE OF ACQUIRED COMPANIES ($197,000).

(C) ALLOCATION OF PURCHASE PRICE OF ACQUIRED COMPANY.

            All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and therefore have been omitted.

            See Item 1.V above re Forward Looking Information.

       (3)   Exhibits:

       See the Exhibit Index of this Form 10-K Annual Report below. The following Exhibits listed in the Exhibit Index are filed with this Form 10-K Annual Report:

       10(u)(i) Loan Agreement, dated as of August 12, 1996, between Gabelli Funds, Inc. and Registrant.

       10(u) (ii)       Pledge and Security Interest Agreement, dated as
                        of August 12, 1996, by and between Gabelli
                        Funds, Inc. Registrant and certain subsidiaries of Registrant.

       10(v) Letter Agreement, dated as of August 12, 1996, between Rivgam Communicators, L.L.P. and Lynch PCS Corporation G.

       10(w) Loan Agreement, dated as of August 12, 1996, between Lynch PCS Corporation F and Aer Force Communications B, L.P.

       11    -          Computation of Per Share Earnings.

       21    -          Subsidiaries of the Registrant.

       23    -          Consents of Independent Auditors.
                        - Ernst & Young LLP
                        - Arthur Andersen LLP
                        - McGladrey & Pullen, LLP(2)
                        - Deloitte & Touche, LLP
                        - Frederick & Warinner, LLC
                        - Johnson MacKowiak Moore & Myott, LLP
       24    -          Powers of Attorney.

       27    -          Financial Data Schedule

       99    -          Reports of Independent Auditors.

                        -   Report of Arthur Andersen LLP on the
                            Consolidated Financial Statements of The
                            Morgan Group, Inc. for the year ended
                            December 31, 1995.
                        -   Report of McGladrey & Pullen, LLP on the
                            Financial Statements of Capital Communications Corporation for the year ended December 31, 1996.
                        -   Report of McGladrey & Pullen, LLP on the
                            Financial Statements of Coronet Communications Company for the year ended December 31, 1996.
                        -   Report of Deloitte & Touche, LLP on the
                            Financial Statements of Central Products
                            Company for year ended December 31, 1996.
                        - Report of Frederick & Warinner LLC on the Financial Statements of CLR Video, LLC for the year ended December 31, 1996.
                        - Report of Johnson MacKowiak Moore & Myott, LLP on the Consolidated Financial Statements of Dunkirk & Fredonia Telephone Company for the period November 26, 1996 to December 31, 1996.
(b) Reports on Form 8-K: A Reports on Form 8-K was filed as of (i) October 23, 1996 to report on a financing by Registrant's subsidiary, Spinnaker Industries, Inc. (ii) November 25, 1996 to report on the completion of the Dunkirk & Fredonia Telephone Company acquisition and the examining by Registrant of the possibility of splitting, through a spin-off, either its multimedia operations or its manufacturing operations, and (iii) as of December 30, 1996 to report on the acquisition of Transit Homes of America, Inc.

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

       Signature                  Capacity                  Date

* MARIO J. GABELLI         Chairman of the Board of
  MARIO J. GABELLI           Directors and Chief         March 28, 1997
                             Executive Officer
                            (Principal Executive Officer)

* MORRIS BERKOWITZ         Director                      March 28, 1997
  MORRIS BERKOWITZ

* E. VAL CERUTTI           Director                      March 28, 1997
  E. VAL CERUTTI

* PAUL J. EVANSON          Director                      March 28, 1997
  PAUL J. EVANSON

                           Director                      March   , 1997
  JOHN C. FERRARA

* SALVATORE MUOIO          Director                      March 28, 1997
  SALVATORE MUOI0

* RALPH R. PAPITTO         Director                      March 28, 1997
  RALPH R. PAPITTO

* PAUL P. WOOLARD          Director                      March 28, 1997
  PAUL P. WOOLARD


s/ROBERT E. DOLAN          Chief Financial Officer
  ROBERT E. DOLAN           (Principal Financial
                            and Accounting Officer)      March 28, 1997


*s/ROBERT A. HURWICH
   ROBERT A. HURWICH
   Attorney-in-fact


                       ANNUAL REPORT ON FORM 10-K

                   ITEM 14(a)(1) AND (2),(c) AND (d)

                          FINANCIAL STATEMENTS

                            CERTAIN EXHIBITS

                     FINANCIAL STATEMENTS SCHEDULES

                      YEAR ENDED DECEMBER 31, 1996

                    LYNCH CORP0RATION AND SUBSIDIARIES

                Audited Consolidated Financial Statements

                    Lynch Corporation and Subsidiaries

                Years ended December 31, 1996, 1995 and 1994
                     with Report of Independent Auditors





Lynch Corporation and Subsidiaries

Audited Consolidated Financial Statements


Years ended December 31, 1996, 1995 and 1994


Contents

Report of Independent Auditors                                1
Audited Consolidated Financial Statements
Consolidated Balance Sheets                                   2
Consolidated Statements of Income                             4
Consolidated Statements of Shareholders' Equity               5
Consolidated Statements of Cash Flows                         6
Notes to Consolidated Financial Statements                    7


Lynch Corporation and Subsidiaries

Consolidated Balance Sheets
                                               December 31
                                             1996       1995
                                             (In Thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents               $ 33,946           $ 15,921

Marketable securities and short-
  term investments                         2,156             11,432
Trade accounts receivable, less
 allowances of $1,525 and $1,732 in
 1996 and 1995, respectively includes
 $9,624 and $3,602 of costs in excess
 of billings at 1996 and 1995,
 respectively                             52,963             52,306
Inventories                               36,859             33,235
Deferred income taxes                      5,571              3,944
Other current assets                       8,598              6,810
TOTAL CURRENT ASSETS                     140,093            123,648

PROPERTY, PLANT AND EQUIPMENT:
Land                                       1,367              2,068
Buildings and improvements                21,334             16,675
Machinery and equipment                  155,370            128,397
                                         178,071            147,140
Accumulated depreciation                 (46,707)           (36,093)
                                         131,364            111,047
INVESTMENTS IN AND ADVANCES TO
 PCS ENTITIES                             34,116              6,412

INVESTMENTS IN AND ADVANCES TO
 AFFILIATED COMPANIES                     2,529               2,570
EXCESS OF COSTS OVER FAIR VALUE
 OF NET ASSETS ACQUIRED                  69,206              53,060

OTHER ASSETS                             15,312               5,702

TOTAL ASSETS                           $392,620            $302,439

See accompanying notes.


                                                   December 31
                                               1996            1995
                                                    (In Thousands)


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

 Notes payable to banks                            $ 17,419  $  9,622
 Trade accounts payable                              20,998    20,147
 Accrued interest payable                             1,230     1,146
 Accrued liabilities                                 28,663    23,612
 Customer advances                                    6,382     3,787
 Current maturities of long-term debt                23,769    39,708
TOTAL CURRENT LIABILITIES                            98,461    98,022

LONG-TERM DEBT                                      219,579   138,029
DEFERRED INCOME TAXES                                22,389    17,912
MINORITY INTERESTS                                   13,268    12,964

SHAREHOLDERS' EQUITY:
 Common Stock, no par or stated value:
  Authorized 10 million shares
  Issued 1,471,191 shares                            5,139      5,139
 Additional paid-in capital                          8,417      7,873
 Retained earnings                                  26,472     23,776
 Treasury stock of 80,157 and
  92,528 shares, at cost                            (1,105)    (1,276)
TOTAL SHAREHOLDERS' EQUITY                          38,923     35,512

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                             $392,620  $302,439

See accompanying notes.


Lynch Corporation and Subsidiaries

Consolidated Statements of Income

(Dollars In Thousands, Except per Share Amounts)
                                        Year ended December 31
                                   1996         1995         1994
SALES AND REVENUES:
 Multimedia                     $  28,608     $ 23,597    $  20,144
 Services                         132,208      122,303      101,880
 Manufacturing                    291,064      187,727       61,217
                                  451,880      333,627      183,241
COSTS AND EXPENSES:
 Multimedia                        21,435       17,889       14,239
 Services                         127,236      111,672       92,155
 Manufacturing                    241,683      147,497       44,456
 Selling and administrative        44,586       36,722       21,449
OPERATING PROFIT                   16,940       19,847       10,942

Other income (expense):
 Investment income                 2,203         3,070       2,446
 Interest expense                (17,011)      (10,844)     (6,478)
 Share of operations of
  affiliated companies               119           398        (301)
 Gain on sales of subsidiary
  and affiliate stock              5,146            59         190
                                  (9,543)      (7,317)      (4,143)
INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES, MINORITY
INTERESTS, DISCOUNTED OPERATIONS
AND EXTRAORDINARY ITEM             7,397       12,530        6,799

Provision for income taxes        (3,021)      (4,906)      (2,726)

Minority interests                   418       (2,155)      (1,372)
INCOME FROM CONTINUING OPERATIONS
BEFORE DISCONTINUED OPERATIONS
AND EXTRAORDINARY ITEM             4,794        5,469         2,701

Discontinued operations:
 Loss from operations of discontinued
  Lynch Tri-Can International (less
  applicable income taxes of $149, $220
  and $74 and minority interest effects
  of $29, $36 and $12 in 1996, 1995
  and 1994, respectively)           (263)        (324)        (109)
Loss on disposal of Lynch Tri-Can
International (less applicable
 income taxes of $167 and minority
 interest effect of $54)            (487)           -           -
INCOME BEFORE EXTRAORDINARY ITEM   4,044        5,145        2,592

Loss on early extinguishment of
 debt, net of income tax benefit
 of $953 and $135 in 1996 and
 1994 and minority interest effect
 of $495 in 1996                   (1,348)          -         (264)
 NET INCOME                     $   2,696    $   5,145     $  2,328

Weighted average shares outstanding 1,405,000  1,407,000   1,337,000

Primary earnings per share:
 Income before discontinued
  operations and extraordinary item $   3.41   $  3.89     $  2.02
 Loss from discontinued operations      (.53)     (.23)       (.08)
 Extraordinary item                     (.96)       -         (.20)
NET INCOME                          $   1.92   $  3.66     $  1.74
Fully diluted earnings per share:
 Income before discontinued operations
  and extraordinary item            $   3.41   $  3.89     $  1.95
Loss from discontinued operations       (.53)     (.23)       (.07)
Extraordinary item                      (.96)       -         (.16)
NET INCOME                          $   1.92   $  3.66     $  1.72

See accompanying notes.

Lynch Corporation and Subsidiaries

Consolidated Statements of Shareholders' Equity

                                             Additional
                               Common Stock   Common     Paid-in  Retained
                               Outstanding     Stock     Capital  Earnings
                                        (Dollars In Thousands)

Balance at December 31, 1993  $1,225,677    $3,542     $7,126    $16,303
Sale of stock to Officer         100,000       -          910       -
Conversion of debentures          52,881     1,597        -         -
Issuance of treasury stock           100       -            1       -
Net income for the year              -         -          -        2,328
Balance at December 31, 1994   1,378,658     5,139      8,037      8,631
Issuance of treasury stock          5          -          -         -
Capital transactions of the
  Morgan Group Inc.                  -         -         (164)      -
Net income for the year              -         -          -        5,145
Balance at December 31, 1995   1,378,663     5,139      7,873     23,776
Issuance of treasury stock        12,371       -          584       -
Capital transactions of
 the Morgan Group Inc.               -         -          (40)      -
Net income for the year              -         -          -        2,696
Balance at December 31, 1996   1,391,034    $5,139     $8,417    $26,472

See accompanying notes.

Lynch Corporation and Subsidiaries

Consolidated Statements of Cash Flows

                                               Year ended December 31
                                              1996       1995         1994
                                                    (In Thousands)
OPERATING ACTIVITIES
Net income                                 $  2,696     $  5,145   $  2,328
Adjustments to reconcile net income to net
  cash provided by operating activities:
 Depreciation and amortization               16,981       11,276      7,497
 Extraordinary charge on early
  extinguishment of debt                      1,348          -         -
 Net effect of purchases and sales
  of trading securities                       9,276        2,079      5,450
 Deferred taxes                               2,082          201     (1,505)
 Share of operations of affiliated companies   (119)        (398)       301
 Minority interests                            (500)       2,119      1,360
 Morgan special charge                        3,500           -         -
Gain on sale of stock by subsidiaries        (5,146)         (59)      (190)
Changes in operating assets and liabilities,
 net of effects of acquisitions:
  Receivables                                   407       (3,704)   (11,243)
  Inventories                                (3,374)       1,539       (949)
  Accounts payable and accrued liabilities    3,743       10,417     12,234
  Other                                      (1,810)      (1,437)      (836)
 Other                                           -           -          109
NET CASH PROVIDED BY OPERATING ACTIVITIES    29,084       27,178     14,556

INVESTING ACTIVITIES
Acquisitions (total cost less debt assumed
and cash equivalents acquired):
 Personal Communications Services
   Partnerships                             (27,106)      (7,010)       -
 U.S. West Lines                             (5,518)         -          -
 Dunkirk and Fredonia                       (17,788)         -          -
 Central Products Company                        -       (85,072)       -
 CLR Video                                       -        (5,242)       -
 Transport Drivers, Inc.                         -        (2,806)      -
 Brown-Bridge Industries Inc.                (2,295)         -      (29,071)
 Haviland Telephone Company                      -           -       (2,854)
Capital expenditures                        (25,518)     (19,569)   (11,598)
Investment in Capital Communications, Inc.       -         3,000     (2,541)
Other                                        (1,597)      (1,349)      (288)
NET CASH USED IN INVESTING ACTIVITIES       (79,822)    (118,048)   (46,352)

FINANCING ACTIVITIES
Issuance of long-term debt                  166,358       90,167     31,477
Payments to reduce long-term debt          (101,708)      (4,720)    (3,439)
Debenture redemption/conversion                  -            -     (11,835)
Net borrowings (repayments), lines
  of credit                                   7,797        3,718      3,957
Deferred financing costs                     (7,139)          -       -
Sale (purchase) of treasury stock               755           -       2,290
Conversion of debentures into common stock      -             -       1,597
Sale of minority interests                    3,642         (220)       906
Other                                          (942)        (164)       305
NET CASH PROVIDED BY FINANCING ACTIVITIES    68,763       88,781     25,258
Net increase (decrease) in cash
  and cash equivalents                       18,025       (2,089)    (6,538)
Cash and cash equivalents at
  beginning of year                          15,921       18,010     24,548
Cash and cash equivalents at end of year   $ 33,946     $ 15,921   $ 18,010


See accompanying notes.

Lynch Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 1996



1. Accounting and Reporting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Lynch Corporation ("Company" or "Lynch") and entities in which it has majority voting control. Investments in affiliates in which the Company does not have majority voting control are accounted for in accordance with the equity method. All material intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The Company has a significant need for resources to fund the operation of the holding company, and meet its current funding commitments, including those related to personal communications services, and fund future growth. The Company is currently considering various alternatives long and short-term financing arrangements. One such alternative would be to sell a portion or all of certain investments in operating entities. Additional debt and/or equity financing vehicles are also being considered. While management expects to obtain adequate financing resources to enable the Company to meet its obligations, there is no assurance that such can be readily obtained or at reasonable costs.

Cash Equivalents

Cash equivalents consist of highly liquid investments with a maturity of less than three months when purchased.

At December 31, 1996 and 1995, assets of $14.4 million and $7.9 million, which are classified as cash and cash equivalents, are invested in United States Treasury money market funds for which affiliates of the Company serve as investment managers to the respective Funds.

Marketable Securities and Short-Term Investments

On January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS" No. 115). Under Statement No. 115, the accounting for investments depends on the classification of such securities as either held-to-maturity, available-for-sale, or trading.

Marketable securities and short-term investments consist principally of U.S. Treasury obligations, and preferred and common stocks and bonds. At December 31, 1996, all marketable securities and United States Treasury money market funds classified as cash equivalents were classified as trading, with the exception of an equity security with a carrying value of $.9 million which was classified as available-for-sale. Trading and available-for-sale securities are stated at fair value with unrealized gains or losses on trading securities included in earnings and unrealized gains or losses on available-for-sale securities included in a separate component of shareholders' equity. Unrealized gains (losses) of $628,000, $408,000 and ($214,000) on trading securities has been included in earnings for the year ended December 31, 1996, 1995, and 1994, respectively. There was no adjustment to shareholders' equity for the available-for-sale security at December 31, 1996 and 1995, respectively.

The cost of marketable securities sold is determined on the specific identification method. Realized gains of $102,000, $529,000 and $293,000, and realized losses of $112,000, $108,000 and $233,000 are included in other income for the years ended December 31, 1996, 1995, and 1994, respectively

Lynch Corporation and Subsidiaries

1. Accounting and Reporting Policies (continued)

Properties and Depreciation

Property, plant and equipment are recorded at cost and include expenditures for additions and major improvements. Maintenance and repairs are charged to operations as incurred. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets which range from 3 years to 35 years. For income tax purposes, accelerated depreciation methods are used.

Excess of Cost Over Net Assets of Companies Acquired

Excess of cost over net assets of companies acquired (goodwill) is being amortized on a straight-line basis over periods not exceeding forty years. The Company periodically reviews goodwill to assess recoverability, and impairments would be recognized in operating results if a permanent diminution in value were to occur. The Company measures the potential impairment of recorded goodwill by the undiscounted value of expected future cash flows in relation to its net capital investment in the subsidiary. Based on its review, the Company does not believe that an impairment of its goodwill has occurred.

Multimedia

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

Services

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

Manufacturing

Manufacturing revenues, with the exception of certain long-term contracts discussed below, are recognized on shipment.

Research and Development Costs

Research and development costs are charged to operations as incurred. Such costs approximated $1,626,870 in 1996, $1,673,000 in 1995 and $1,231,000 in
1994.

Lynch Corporation and Subsidiaries

1. Accounting and Reporting Policies (continued)

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

Accounting for Long-Term Contracts

Lynch Machinery, Inc., a 90% owned subsidiary of the Company is engaged in the manufacture and marketing of glass forming machines and specialized manufacturing machines. Certain sales contracts require an advance payment (usually 15% of the contract price) which is accounted for as a customer advance. The contractual sales prices are paid either (i) as the manufacturing process reaches specified levels of completion or (ii) based on the shipment date. Guarantees by letter of credit from a qualifying financial institution are required for most sales contracts.

Because of the specialized nature of these machines and the period of time needed to complete production and shipping, Lynch Machinery accounts for these contracts using the completed contract method.

Impairments

Effective January 1, 1996, the Company adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". The Company periodically assesses the net realizable value of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For assets to be held, impairment is determined to exist if estimated undiscounted future cash flows are less than the carrying amount. For assets to be disposed of, impairment is determined to exist if the estimated net realizable value is less than the carrying amount.

Stock Based Compensation

During 1996, the Company adopted SFAS No. 123, "Accounting for Stock Based Compensation". SFAS No. 123 establishes a fair value method of accounting and reporting standards for stock based compensation plans. However as permitted by SFAS No. 123, the Company has elected to continue to apply the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under APB No. 25, because the exercise price of the Company's employee stock options were not less than the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company is required to disclose the pro forma net income (loss) and net income (loss) per share as if the fair value method defined in SFAS No. 123 had been applied to all grants made on or after January 1, 1995. See Note 10 for pro forma disclosures.

Lynch Corporation and Subsidiaries

1. Accounting and Reporting Policies (continued)

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

Reclassifications

Certain amounts in the 1994 and 1995 financial statements have been reclassified to conform to the 1996 presentation.

2. Acquisitions

On December 30, 1996, The Morgan Group, Inc., 51% owned by Lynch, acquired the operating assets of Transit Homes of America, Inc., a provider of transportation services to a number of producers in the manufactured housing industry. The purchase price was approximately $4.4 million, including assumed obligations.

On November 26, 1996, Lynch Telephone Corporation VIII, a wholly-owned subsidiary of Lynch, acquired all of the outstanding shares of Dunkirk & Fredonia Telephone Company, a local exchange company serving portions of western New York. The total cost of this transaction was $27.7 million. As a result of this transaction, the Company recorded $13.8 million in goodwill which is being amortized over 25 years.

On June 3, 1996, Inter-Community Telephone, a Lynch Telephone Corporation II subsidiary acquired four telephone exchanges in North Dakota containing approximately 1,400 access lines from U.S. West Communications, Inc. for approximately $4.7 million.

On October 4, 1995, Central Products Acquisition Corp., a wholly-owned subsidiary of Spinnaker Industries, Inc. ( a 73% owned subsidiary of Lynch) acquired from Alco Standard Corporation ("Alco"), the assets and stock of Central Products Company, a manufacturer of carton sealing tapes and related equipment. The cost of the acquisition was $80.0 million. As a result of this transaction, the Company recorded $27.2 million in goodwill which is being amortized over 25 years.

On September 26, 1994, Lynch Telephone Corporation VII, a wholly-owned subsidiary of Lynch, acquired all of the outstanding shares of Haviland Telephone Company, Inc., a local exchange Company in Kansas, from Interdigital Communications Corporation. The total cost of this transaction was $13.4 million. As a result of this transaction, the Company recorded $8.2 million in goodwill which is being amortized over 25 years.

On September 19, 1994, Brown-Bridge Industries, Inc., a wholly-owned subsidiary of Spinnaker Industries, Inc., acquired from Kimberly Clark Corporation the net assets associated with its Brown-Bridge operation, a manufacturer of adhesive coated stock for labels and related applications. The cost of the transaction was $29.1 million, plus $6.9 million in current liabilities assumed.

Lynch Corporation and Subsidiaries

2. Acquisitions (continued)

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

The operating results of the acquired companies are included in the Consolidated Statements of Income from their respective acquisition dates. The following unaudited combined pro forma information shows the results of the Company's operations presented as though the purchase of Transit Homes and Dunkirk and Fredonia were made at the beginning of 1995, and Central Products, Haviland, Brown-Bridge, and Station WOI-TV had been made at the beginning of 1994.

                                            Year ended December 31

                                             1996        1995        1994
                                      (In thousands except per share data)

Sales                                      $492,383     $467,720    $358,927
Income from continuing operations             7,510        4,843       2,634
Income from discontinued operations            (750)        (324)       (109)
Extraordinary item                           (1,348)          -         (264)
Net income                                 $  5,412     $  4,519  $    2,261

Income per common share:
 Income from continuing operations             5.34         3.44        1.97
 Income from discontinued operations           (.53)        (.23)       (.08)
Extraordinary item                             (.96)           -        (.20)
Net income per share                        $  3.85      $   3.21   $   1.69

On March 18, 1997, the Company acquired approximately 60% ($15.3 million) of the stock of Upper Peninsula Telephone Co., a local exchange company in Michigan, with 6,200 access lines, with the intent of acquiring the rest of the company.

3. Discontinued Operations

Morgan Drive Away, a 50.1% owned subsidiary of the Company, recorded in the fourth quarter of 1996, special charges of $3,500,000 before taxes relating to exiting the truckaway operation and a write down of properties in accordance with SFAS 121. In addition in the fourth quarter, Morgan recorded a pre-tax charge of $750,000 of increased insurance reserves and insurance costs primarily related to 1996 accidents. These charges have been included in the Company's results of continuing operations.

The Board of Directors of Lynch Machinery, a 90% owned subsidiary of the Company, decided to discontinue the operations of Tri-Can International, Ltd. ("Tri-Can) and sell the assets of the operation. The sale of Tri-Can was completed in August, 1996. Accordingly, Tri-Can is reported as a discontinued operation for the years ended December 31, 1996, 1995 and 1994. Tri-Can which was previously reported in the manufacturing segment due to the insignificance tothe Company's financial statements, is treated as a discontinued operation as its products and customers are different than those of Lynch Machinery.

Lynch Corporation and Subsidiaries

3. Discontinued Operations (continued)

As a result of this disposal, the Registrant recorded a provision for loss of $487,000 after-taxes, to reflect the writedown of certain assets and costs estimated to be incurred prior to disposal and a provision of $263,000 after-tax for operating losses prior to the sale. The operating results of Tri-Can are summarized as follows (dollars in thousands):

                                           For the Year ended December 31
                                             1996       1995      1994
Sales                                       $ 2,797     $ 4,539   $ 5,461
Loss before tax benefit                     $  (441)    $  (580)  $  (195)
Income tax benefit                             149          220        74
Minority interest                               29           36        12
Loss from operations                          (263)        (324)     (109)
Loss on disposal before income tax benefit    (708)          -        -
Income tax benefit                             167           -        -
Minority interest                               54           -        -
Loss on disposal                              (487)          -        -
Total loss on discontinued operations      $  (750)     $  (324)  $  (109)


Components of net assets (liabilities) of discontinued operations included in the Balance Sheet is as follows:

                                                 December 31
                                               1996       1995
Current assets                             $  59,027      $1,273,000
Property, plant and equipment, net               -           295,000
Other assets                                     -           245,000
Current liabilities                              -        (2,304,000)

                                           $  59,027     $  (491,000)

4. Inventories

Inventories are stated at the lower of cost or market value. Inventories valued using the last-in, first-out (LIFO) method comprised approximately 53% and 58% of consolidated inventories at December 31, 1996 and 1995. Inventories at Brown-Bridge, 42% and 38% of inventories at December 31, 1996 and 1995, are valued using the specific identification method. The balance of inventories are valued using the first-in first-out (FIFO) method.

                                               December 31
                                            1996         1995
                                             (In Thousands)
Raw materials and supplies                 $10,987      $10,470
Work in process                              3,950        4,044
Finished goods                              21,922       18,721
Total                                      $36,859      $33,235

Lynch Corporation and Subsidiaries

4. Inventories (continued)

Current cost exceeded the LIFO value of inventories by $973,457 and $905,000 at December 31, 1996 and 1995, respectively.

5. Personal Communications Services

Lynch subsidiaries through limited partnerships participated in the auctions conducted by the Federal Communications Commission ("FCC") for 30 megahertz and 10 megahertz of broadband spectrum to be used for personal communications services, the "C-Block" and "F-Block" Auctions, respectively. These two auctions, which were part of six auctions conducted by the FCC for a total 90 megahertz of spectrum, were specially designated by the FCC to encourage small businesses to participate in the wireless telecommunications industry, so-called "entrepreneurial blocks." To effectuate this, the FCC provided certain designated bidders a 25% bidding credit to be used during the auction as well as long-term financing for a substantial portion of the cost of the licenses acquired. The licenses represent the right to provide wireless communications services to territorial areas of the United States. Under FCC regulations, service must be provided to one-third of the population within the area of the license within five years of the date of the award and two-thirds of the population within ten years of the date of award. Failure to comply may result in the forfeiture of the license. The subsidiaries hold a 49.9% limited partnership interest position in each of these partnerships and have committed to funding the government interest and certain other expenses up to a specified amount as discussed below.

Lynch subsidiaries are limited partners in five separate partnerships which participated in the C-Block auction, which ended in May 1996. Such partnerships acquired 31 licenses at a net cost, after the bidding credit, of $216 million. These licenses were awarded in September 1996. The FCC provided 90% of the financing of the cost of these licenses at an interest rate of 7% per annum with interest due quarterly for years one through six and principal amortization and interest due quarterly in years seven through ten. Lynch subsidiaries have agreements to provide a total of $41.8 million of funding to such partnerships, of which $20.4 million was funded through December 31, 1996. There loans carry an annual commitment fee of 20% and an interest rate of 15% which are payable when the loans mature in 2003.
For accounting purposes, all cost and expenses, including interest expense, associated with the licenses are currently being capitalized until service is provided. The proforma combined balance sheet of these partnerships at December 31, 1996 is as follows (in thousands):

        Assets
        Cost of license acquired           $223,064
        Total assets                       $223,064
        Liabilities and (Deficit)
        Due to the Department of Treasury  $198,486
        Due to Lynch Subsidiaries            31,461
        Partnership Capital                  (6,883)
        Total liabilities and (Deficit)    $223,064

Lynch Corporation and Subsidiaries

5. Personal Communications Services (continued)

A Lynch subsidiary is a limited partner in Aer Force Communications B, L.P., which participated in the "F-Block Auction" which began in August 1996. Under the auction rules, in order for a bidder to bid on a designated area, it had to have on deposit with the FCC, $0.60 for each person within that designated area. Aer Force put $12 million on deposit with the FCC. The bidding concluded during January 1997 and Aer Force was high bidder for five licenses at a net bid of $19.0 million. These licenses have not yet been awarded. Once the licenses are awarded, the FCC will finance 80% of the cost of the licenses with interest only due quarterly in years one and two and principal amortization and interest due quarterly in years three through ten. The interest rate will be determined on the date of the award based on the long-term treasury rate at that time. $11.8 million of the $12 million deposited with the FCC was financed from a facility from Gabelli Funds, Inc. ("GFI"), an affiliate of the Chairman and CEO of the Company (see
Note 8 for the description of the terms of this loan). In January, $10.0 million of this loan was repaid with monies returned from the FCC. Currently, Aer Force has on deposit with the FCC $1.9 million, or 10% of the cost of the licenses for which it was high bidder. Once the licenses have been awarded, Aer Force will be required to make the remaining 10% down payment, which is expected to be financed through a draw-down by Lynch on the facility with GFI. Lynch subsidiaries have committed a total of $11.8 million, based on the award of licenses for which Aer Force is currently high bidder. The balance sheet of Aer Force at December 31, 1996 is as follows (in thousands):

             Assets
             Deposit with FCC                   $12,000
             Total assets                       $12,000

             Liabilities and (deficit)
             Due to Lynch Subsidiary            $13,395
             Partnership capital                 (1,395)
             Total liabilities and (deficit)    $12,000

A wholly-owned Lynch subsidiary will also receive a 10% net profit interest (after a capital charge) in certain PCS Licenses won by Rivgam
Communications, L.L.C. in compensation for certain services during the PCS "D and E" block auctions. Rivigam is a subsidiary of GFI.

Lynch Corporation and Subsidiaries

6. Investments in Affiliated Companies

Lynch Entertainment Corporation ("LENCO"), a wholly-owned subsidiary of the Company, has a 20% investment in Coronet Communications Company ("Coronet"), which operates television station WHBF-TV, a CBS affiliate in Rock Island, Illinois. Lynch Entertainment Corporation II ("LENCO II"), a wholly-owned subsidiary of the Company, has a 49% investment in Capital Communications Company ("Capital"), which operates television station WOI-TV, an ABC affiliate in Des Moines, Iowa.

At December 31, 1996 and 1995, LENCO's net investment in Coronet is $1,214,000 and $995,000, respectively. Long-term debt of Coronet, at December 31, 1996, is comprised of $13.2 million due to a third party lender and $2.9 million due to LENCO. All of this debt was repaid on February 3, 1997 from the proceeds of a $16.1 million term loan from a third party lender which is due quarterly through December 31, 2003. The Company recorded interest income on the LENCO debt of $287,000, $276,000, and $265,000 for the years ended December 31, 1996, 1995, and 1994, respectively. LENCO guaranteed $3.75 million of $16.1 million of Coronet's third party debt.

At December 31, 1996 and 1995, LENCO II's investment in Capital is carried at zero as its share of net losses recognized to date would have exceeded in net investment. LENCO II also owns $10,000 of Preferred Stock B of Capital, which is convertible at any time into the Common Stock of Capital in a sufficient amount to bring LENCO II's ownership to 50%.

7. Excess of Costs Over Fair Value of Net Assets Acquired Intangible assets include acquisition intangibles of $69.2 million and $53.1 million, net of accumulated amortization of $7.9 million and $5.5 million, at December 31, 1996 and 1995, respectively.

Lynch Corporation and Subsidiaries

8. Notes Payable and Long-term Debt

Long-term debt consists of (all interest rates are at December 31, 1996):

                                                December 31
                                              1996      1995
                                               (In Thousands)
Spinnaker Industries, Inc. 10.75%
  Senior Secured Notes due 2006            $115,000         -

Rural Electrification Administration and
Rural Telephone Bank notes payable in
equal quarterly installments through 2023
at fixed interest rates ranging from 2%
to 7.03% (4.2% weighted average),
secured by assets of the telephone
companies of $77.2 million                   34,734     $  27,543

Bank credit facilities utilized by
certain telephone and telephone
holding companies through 2008,
$37.6 million at a fixed interest
rate averaging 9.1% and $3.9 million
at variable interest rates averaging 8.3%    41,513        28,255

Unsecured notes issued in connection with
telephone company acquisitions; $28.0
million at fixed interest rates
averaging 9% and $1.8 million at
a variable rate of 7.75%                     29,783        16,149

Gabelli Funds, Inc. loan issued in
connection with FCC F-Block Auction
at fixed rate of 10% due in 1997             11,800          -

Bank Debt associated with Central Products:
 Revolving line of credit with interest
  at 9.75% expiring in 2000                     -          14,126
 Term loan with interest at 9.5%,
  due in installments through 2002              -          19,625
 Term loan with interest rate at
   10.5%, due in installments through 2002      -          16,000
 Alco loan at no interest, due in
   installments through 1998                    -           5,000
 Alco loan at fixed rate of 8%, due 2003        -          15,000
 Alco loan at fixed rate of 11%,
   due in installments through 2002             -          10,000
Bank debt associated with Brown-Bridge:
 Revolving line of credit at interest
  rate of prime plus 1.25% (8.5%)
  expiring in 1999                              -          12,646
 Term loan at interest rate of prime
  plus 1.25% (9.75%), due in
  installments through 1999                     -           6,691

Other                                        10,518         6,702
                                            243,348       177,737
Current maturities                          (23,769)      (39,708)
                                           $219,579      $138,029

On October 23, 1996, Spinnaker Industries, Inc. completed the issuance of $115,000,000 of 10.75% senior-secured debt due 2006. The debt proceeds were used to extinguish substantially all existing bank debt, bridge loans and lines of credit at Spinnaker and its two major operating subsidiaries, Central Products and Brown-Bridge. The early extinguishment of debt resulted in an extraordinary charge to fourth quarter earnings of $1,348,000 net of applicable taxes and minority interest. In addition, Spinnaker established a $40 million asset-backed senior-secured revolving credit facility. Financing costs were incurred by Spinnaker in conjunction with the issuance of the 10.75% senior secured notes. These financing costs are deferred and amortized over the term of the related debt. Unamortized financing costs of approximately $6,200,000 at December 31, 1996 are included in other assets.

Lynch Corporation and Subsidiaries

8. Notes Payable and Long-term Debt (continued)

RUS debt of $13.4 million bearing interest at 2% has been reduced by a purchase price allocation of $3.0 million reflecting an imputed interest rate of 5%. Unsecured notes issued in connection with the telephone company acquisitions are predominantly held by members of management of the telephone operating companies.

The Company maintains lines of credit with banks which aggregate $47.0 million, of which $11.1 million was unused at December 31, 1996. These lines along with the long-term debt facilities are secured by the operating assets of the related subsidiaries as well as pledges of stock of certain subsidiaries. The line of credit agreements expire in 1997, are renewable annually, and are at interest rates ranging from LIBOR plus 1.25%, to prime plus .25%. The Company's outstanding balances under these lines of credit totaled $17.4 million and standby letters of credit totaled approximately $3.6 million at December 31, 1996, securing various insurance obligations and customer advances. Several of the credit agreements contain restrictive covenants. Due to certain of these restrictive covenants and working capital requirements of the subsidiaries, cash distributions from these subsidiaries are limited. At December 31, 1996 and 1995, $8.4 million and $5.6 million, respectively, of subsidiaries' retained earnings were restricted under these agreements.

Spinnaker's subsidiaries have unused short-term credit facilities available for future use, including revolving credit agreements with a maximum aggregate availability of $40,000,000. Borrowings under these credit lines totaled $686,000 at December 31, 1996. Interest on the outstanding balances under these credit facilities are at variable rates with an interest rate in effect at December 31, 1996 of 10.0%. Spinnaker is required to comply with various covenants including a limitation on capital expenditures, and minimum levels of current ratio, interest coverage, and net worth, as well as various other financial covenants. Spinnaker's line of credit agreement expires in 2001.

In conjunction with the "F-Block" auction discussed in Note 5, a deposit of $12.0 million was deposited with the FCC. Lynch borrowed $11.8 million of this deposit from GFI on August 12, 1996 which is due and payable in one year. The interest rate on this loan is fixed at 10% and in addition a commitment fee of 1% per annum is being charged on the principal amount of GFI's commitment ($11.8 million) including funds actually borrowed. GFI will also receive 10% of Lynch's subsidiary's share of net profits of Aer Force Communications B, L.P. In January, 1997, $10.0 million of this loan was repaid with monies returned from the FCC.

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

Cash payments for interest were $16.7 million, $10.6 million and $6.2 million for the years ended December 31, 1996, 1995 and 1994, respectively.

Aggregate principal maturities of long-term debt for each of the next five years are as follows: 1997--$23.8 million; 1998--$6.2 million, 1999--$5.8 million, 2000--$13.5 million and 2001--$5.7 million.

Lynch Corporation and Subsidiaries

9. Minority Interests and Related Party Transactions

On June 13, 1994, Spinnaker entered into a management agreement (the "Management Agreement") with Boyle, Fleming & Co., Inc. ("BF"), of whom a former Director of the Company is a principal, to assume the management of Spinnaker. Effective August 31, 1996, the Management Agreement was terminated at which time Messrs. Boyle, and Fleming became employees of Spinnaker and continued to be Chairman and Chief Executive Officer and President, respectively, of Spinnaker. Spinnaker and BF also entered into a Warrant Purchase Agreement in 1994, pursuant to which BF received warrants to purchase common stock of Spinnaker (equating to a 20% ownership of Spinnaker) at any time on or before June 30, 1999, subject to certain restrictions. As of December 31, 1996 there were approximately 490,000 warrants outstanding to purchase one share each of Class A Common Stock and common stock at a total price of $2.67 per warrant exercise (adjusted for the 3 for 2 stock splits in December 1995 and 1994, and a stock dividend in August 1996).

On May 5, 1996, Alco converted a $6.0 million convertible note issued in connection with the purchase of CPC, into Spinnaker Common Stock. In accordance with the Company's policy, as a result of this and other transactions the Company recognized a gain on sales of subsidiary and affiliate stock of $5.1 million in 1996.

On October 23, 1996, concurrent with the issuance of the $115 million senior notes (see Note 8), Spinnaker acquired the remaining 25% minority interest in its Brown-Bridge subsidiary. The terms of the acquisition involved a cash payment of approximately $2.3 million and the issuance of 9,613 shares of Spinnaker Common Stock. In addition, as part of the consideration for the shares of capital stock of Brown-Bridge, the minority shareholders received the right to a contingent payment, which is exercisable at any time during the period beginning October 1, 1998 and ending September 30, 2000. The value of the contingent payment is equal to the percentage of the capital stock of the former Brown-Bridge entity owned by such stockholder at the time of the merger multiplied by 75% of the fair market value of the capital stock of Brown-Bridge, as determined in accordance with certain economic assumptions, as of the date such right is exercised, less the consideration received at closing. The contingent price is payable through the issuance of Common
Stock of Spinnaker, unless Spinnaker elects to pay the contingent price in cash. If such paymebts are made in cash, they could raise to a default under the Senior Notes, unless there is sufficient availability under provisions regarding restricted payments contained in the Senior Notes.

In connection with the purchase of the Brown-Bridge minority interest, all the Brown-Bridge options were accelerated and in turn certain key executives of Brown-Bridge management exercised those options to purchase 71,065 shares of Brown-Bridge common stock at various prices between $7.16 and $14.69 per share, for a total of approximately $670,000. The options were originally granted in 1994 and were issued at not less than 100% of the fair market value of the common stock at the date of grant.

The Company, pursuant to Indiana law and the Company's Articles of Incorporation, has reimbursed its Chairman and Chief Executive Officer, for $392,000 of legal fees incurred in connection with a regulatory inquiry. Relating to this reimbursement, the Company charged results of operations for the year ended December 31, 1994 in the amount of $317,000.

On January 19, 1994 and March 12, 1996, Lynch sold 100,000 and 10,373, respectively, shares of common stock held in its treasury to its Chairman and Chief Executive Officer at the market price per share, the closing price in trading of Lynch common stock on The American Stock Exchange on those dates was $22.875 and $60.25, respectively. The January 19, 1994 transaction was approved by the Company's shareholders at its annual meeting held on May 5, 1994.

Lynch Corporation and Subsidiaries

10. Stock Option Plans

On June 4, 1993, the Board of Directors of Morgan approved the adoption of a stock option plan which provides for the granting of incentive or non-qualified stock options to purchase up to 200,000 shares of Class A Common Stock to officers, including members of Morgan's Board of Directors, and other key employees. No options may be granted under this plan at less than the fair market value of the Common Stock at the date of the grant, except for certain nonemployee directors. Three nonemployee directors were granted non-qualified stock options to purchase a total of 24,000 shares of Class A Common Stock at prices ranging from $6.80 to $9.00 per share. Although the exercise period is determined when options are actually granted, an option shall not be exercised later than 10 years and one day after it is granted. Stock options granted will terminate if the grantee's employment terminates prior to exercise for reasons other than retirement, death, or disability. Morgan employees have been granted non-qualified stock options to purchase 175,500 shares of Class A Common Stock, net of cancellations and exercises, at prices ranging from $7.38 to $8.75 per share. Stock options vest over a four year period pursuant to the terms of the plan. As of December 31, 1996, there were 88,375 options to purchase shares granted to employees and non-employees directors which were exercisable based upon the vesting terms, and 4,000 shares had option prices less than the closing price of $7.50.

In accordance with the Company's directors stock option plan, the Company may grant stock options to directors who are not employees of the Company. Effective February 15, 1996, Spinnaker granted 30,000 stock options for the purchase of one share each of Spinnaker Class A Common Stock and Spinnaker Common Stock at a total price of $40 per option exercise (adjusted for the stock dividend in August 1996) to qualifying directors. The options vest over a two year period with 15,000 options becoming exercisable one year after the grant date and the remaining 15,000 options becoming exercisable two years after the grant date. The options expire on the fifth anniversary after the grant date or 30 days after the director ceaswes to be a director.

The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock Based Compensation" and as permitted by SFAS No. 123, the Company and its subsidiaries have elected to account for all of the above option plans under APB No. 25 and as such no compensation expense was recorded. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 5.58%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of .50; and a weighted-average expected life of the options of three years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The estimated weighted-average fair value per option is approximately $5.20. The pro forma effect on the Company's 1996 operations is as follows:


                                            Net Income
                           Net Income       Per Share
                                 (In Thousands)
   As reported              $2,696          $1.92
   Pro forma                $2,607          $1.86

Lynch Corporation and Subsidiaries

11. Shareholders' Equity

In December 1996, the Company's Board of Directors announced that it is examining the possibility of splitting, through a "spin-off", either its communications operations or its manufacturing operations. A spin-off could improve management focus, facilitate and enhance financings and set the stage for future growth, including acquisitions. A split could also help surface the underlying values of the Company as the different business segments appeal to differing "value" and "growth" cultures in the investment community. There are a number of matters to be examined in connection with a possible spin-off, including tax consequences, and there is no assurance that such a spin-off will be effected.

In 1987, 1988 and 1992, the Board of Directors authorized the purchase of up to 300,000 shares of Common Stock. Through December 31, 1996, 230,861 shares had been purchased at an average cost of $13.15 per share.

In January 1994, an officer was granted stock options to purchase up to 24,516 shares of Lynch common stock at an exercise price of $23.125, the closing price on the American Stock Exchange on January 18, 1994. These options were exercised in January, 1997.

On February 1, 1996, the Company adopted a plan to provide a portion of the compensation for its directors in common shares of the Company. The amount of common stock is based upon the market price at the end of the previous year. In February 1996 and January 1997, the Company awarded 1,428 and 1,284, respectively, shares under this program.

On February 29, 1996, the Company adopted a Phantom Stock Option Plan for certain employees. To date, 39,100 of Phantom Stock Options ("PSO") have been granted at a prices ranging from $63 to $70 per share. Upon the exercise of a PSO, the holder is entitled to receive an amount equal to the amount by which the market value of the Company's common stock on the exercisable date exceeds the exercise price of the PSO.

12. Income Taxes

Deferred income taxes for 1996 and 1995 are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Cumulative temporary differences and carryforwards at December 31, 1996 and 1995 are as follows:

                                     December 31, 1996   December 31, 1995
                                        Deferred Tax       Deferred Tax
                                      Asset  Liability    Asset  Liability
                                               (In Thousands)

Inventory reserve                $   435         -       $   485       -
Fixed assets written up under
 purchase accounting and tax
 over book depreciation              -          $14,818      -     $12,438
Discount on long-term debt           -            1,286      -       1,398
Basis difference in subsidiary
 and affiliate stock                 -            3,486      85      1,750
Partnership tax losses in
 excess of book losses               -            1,669      -       1,249
Other reserves and accruals        5,104            -      2,620       -
Other                                194          1,130      952     1,077
                                   5,733         22,389    4,142    17,912
Valuation allowance                 (162)       -           (198)      -
Total deferred income taxes       $5,571        $22,389   $3,944   $17,912

Lynch Corporation and Subsidiaries

12. Income Taxes (continued)

The provision for income taxes is summarized as follows:

                                         1996    1995    1994
                                          (In Thousands)

   Current payable taxes:
    Federal                           $   695   $4,420  $ 3,265
    State and local                       193      992      966
                                          888    5,412    4,231
   Deferred taxes:
    Federal                             1,495     (446)  (1,223)
    State and local                       638      (60)    (282)
                                        2,133     (506)  (1,505)
                                       $3,021   $4,906   $2,726

A reconciliation of the provision for income taxes from continuing operations and the amount computed by applying the statutory federal income tax rate to income before income taxes, minority interest, extraordinary item, and cumulative effect of accounting change follows:

                                            1996        1995      1994
                                                (In Thousands)
                                                        c>
Tax at statutory rate                      $2,515       $4,260   $2,312

Increases (decreases):
 State and local taxes, net of
  federal benefit                             543          615      452
 Amortization of excess of acquired
  net assets over cost, net                   132           64        1
 Unremitted earnings of domestic subsidiary   (65)          91      109
 Sale of subsidiary stock                      -             -      (65)
 Losses of unconsolidated affiliates           -             -      224
 Reduction attributable to special election
  by captive insurance company               (216)        (223)    (202)
 Other                                        112           99     (105)
                                           $3,021       $4,906    $2,726

Net cash payments for income taxes were $3.5 million, $4.2 million and $2.3 million for the years ended December 31, 1996, 1995 and 1994, respectively.

13. Contingencies

Lynch has pending claims incurred in the normal course of business. Management believes that the ultimate resolution of these claims will not have a material adverse effect on the consolidated liquidity, financial position or results of operations of Lynch.

Lynch Corporation and Subsidiaries

13. Contingencies (continued)

Pursuant to the CPC acquisition agreement, CPC assumed sponsorship of a defined benefit pension plan for union employees per their collective bargaining agreement and also agreed to establish a new defined benefit plan for non-union employees hired by CPC. The seller retained the defined benefit pension obligation for non-union retirees as of September 30, 1995 and any non-union employees not hired by CPC.

The acquisition agreement required the seller to transfer assets to the CPC plans equal to the present value of accrued benefits as of September 30, 1995 as defined in the agreement plus a defined rate of interest to the transfer date. The assets were transferred by the seller to the CPC union and non-union plans in January 1997.

14. Segment Information

The Company is principally engaged in three business segments: multimedia, services and manufacturing. All businesses are located domestically, and export sales were approximately $25 million in 1996, $41 million in 1995 and $16.5 million in 1994. The Company does not believe it is dependent on any single customer. The multimedia segment includes local telephone companies, the investment in PCS entities and investments in two network-affiliated television stations. The services segment includes transportation and related services. $11.6 million of the Company's accounts receivable are related to the services segment and are principally due from companies in the mobile home and recreational vehicle industry located throughout the United States, including several located in the Midwest and Southeast. Services provided to one major mobile home manufacturer accounted for approximately $24.3 million, $29.4 million and $27.5 million in revenues of the services segment for the years ended December 31, 1996, 1995, and 1994, respectively. The manufacturing segment includes the manufacture and sale of adhesive coated stock for labels and related applications, glass forming, impact milling, adhesive tapes, and other machinery and related replacement parts, as well as quartz crystals and oscillators. There were no intersegment sales or transfers.

Operating profit (loss) is equal to revenues less operating expenses, excluding unallocated general corporate expenses, interest and income taxes. The Company allocates a portion of its general corporate expenses to its operating segments. Such allocation was $932,000, $965,000 and $790,000 during the years ended December 31 1996, 1995 and 1994, respectively. Identifiable assets of each industry segment are the assets used by the segment in its operations excluding general corporate assets. General corporate assets are principally cash and cash equivalents, short-term investments and certain other investments and receivables.

Lynch Corporation and Subsidiaries

                                           Year ended December 31
                                            1996     1995      1994
                                                 (In Thousands)
Revenues
 Multimedia                                $ 28,608     $ 23,597  $ 20,144
 Services                                   132,208      122,303   101,880
 Manufacturing                              291,064      187,727    61,217
                                           $451,880     $333,627  $183,241
Operating profit
 Multimedia                                $  6,611     $  4,938  $  5,164
 Services                                    (3,263)       3,371     3,434
 Manufacturing                               15,928       14,412     3,822
 Unallocated corporate expense               (2,336)      (2,874)   (1,478)
                                           $ 16,940     $ 19,847  $ 10,942
Capital expenditures
 Multimedia                                $ 11,056     $ 14,051  $  8,410
 Services                                     1,007        2,135     1,434
 Manufacturing                               13,438        3,373     1,743
 General corporate                               17           10        11
                                           $ 25,518     $ 19,569  $ 11,598
Depreciation and amortization
 Multimedia                                $  8,660     $  7,350  $  5,651
 Services                                     1,498        1,264       915
 Manufacturing                                6,823        2,662       931
                                           $ 16,981     $ 11,276  $  7,497
Assets
 Multimedia                                $168,354     $102,998  $ 92,151
 Services                                    33,066       30,796    28,978
 Manufacturing                              186,299      162,819    62,260
 General corporate                            4,901        5,826     2,521
                                           $392,620     $302,439  $185,910

Lynch Corporation and Subsidiaries

15. Quarterly Results of Operations (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 1996 and 1995 (in thousands, except per share amounts):

                                   1996-Three Months Ended
                            March 31  June 30   September 30 December 31
Sales and revenues          $109,475  $113,493   $117,321       $111,591
Operating profit               5,938     5,383      6,714         (1,095)
Income from continuing
 operations before dis-
 continued operations and
 extraordinary items           1,224     3,215      1,249          (894)
Discontinued operations          (23)     (720)        -             (7)
Extraordinary item               -         -           -          (1,348)
Net income                     1,201     2,495      1,249         (2,249)

Primary earnings per share:
  Net income                     .86      1.77        .89          (1.60)

Fully diluted earnings
  per share:
Net income                       .86      1.77        .89           (1.60)


                                           1995-Three Months Ended
                            March 31  June 30   September 30  December 31

Sales and revenues          $68,686   $75,382    $80,600      $108,959
Operating profit              4,001     4,309      4,919         6,618
Income from continuing
 operations before
 discontinued operations      1,113     1,184      1,408         1,764
Discontinued operations          12       (28)      (115)         (193)
Net income                    1,125     1,156      1,293         1,571

Primary earnings per share:
 Net income                    .80       .82        .92           1.12

Fully diluted earnings per share:
 Net income                    .80       .82        .92           1.12


                          EXHIBIT INDEX


Exhibit No.                           Description

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

       (b) Purchase Agreement, dated October 18, 1996 (the "Purchase Agreement") among Spinnaker Industries, Inc., a Delaware corporation ("Spinnaker"), Brown-Bridge Industries, Inc., a Delaware corporation ("Brown-Bridge), Central Products Company, a Delaware corporation ("Central Products"), and Entoleter, Inc., ("Entoleter") and together with Brown-Bridge and Central Products, the "Guarantors") and BT Securities Corporation (the "Initial Purchaser") (incorporated by reference to Exhibit 4.1 to Registrant's Form 8-K, dated October 23, 1996).

       (c) Indenture dated, October 23, 1996, among Spinnaker, the Guarantors and the Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.3 to Registrant's Form 8-K, dated April 19, 1996).

       (d) Credit Agreement among Central Products, Brown-Bridge and Entoleter, as Borrowers, Spinnaker, as Guarantor, each of the financial institutions listed on Schedule 1 thereto, BT Commercial Corporation, as Agent, Transamerican Business Credit Corporation, as Collateral Agent, and Bankers Trust Company as Issuing Bank (incorporated by reference to Exhibit 99.1 to Registrant's Form 8-K dated April 19, 1996).

        The Registrant, by signing this Form 10-K Annual Report, agrees to furnish to the Securities and Exchange Commission a copy of any long-term debt instrument where the amount of the securities authorized thereunder does not exceed 10 percent of the total assets of the Registrant on a consolidated basis.

10   (a)     Partnership Agreement, dated March 11, 1987, between Lombardo
             Communications, Inc. and Lynch Entertainment Corporation
             (incorporated by reference to Exhibit 10(e) of the Registrant's
             Annual Report on Form 10-K for the year ended December 31, 1987).

     *(b) Lynch Corporation 401(k) Savings Plan (incorporated by reference to Exhibit 10(b) to Registrant's Report Form 10-K for the year ended December 31, 1995).

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

      (e) Shareholders Agreement among Capital Communications Company, Inc., Lombardo Communications, Inc. and Lynch Entertainment Corporation II (incorporated by reference to Exhibit 10 of Registrant's Form 8-K, dated March 14, 1994).

      (f) Acquisition Agreement between Brown-Bridge Acquisition Corporation and Kimberly-Clark Corporation, dated June 15, 1994 (incorporated by reference to Exhibit 10(c) to Registrant's Form 10-Q for the quarter ended June 10, 1994).

     *(g) Management Agreement, dated as of June 10, 1994, by and among Boyle, Fleming, George & Co., Inc. and Safety Railway Service Corporation (incorporated by reference by Exhibit 7.1 to the Registrant's Form 8-K, dated June 13, 1994).

      (h) Warrant Purchase Agreement, dated as of June 10, 1994, by and among Boyle, Fleming, George & Co., Inc. and Safety Railway Service Corporation (incorporated by reference by Exhibit 7.1 to the Registrant's Form 8-K, dated June 13, 1994).

      (i) A Warrant, dated as of June 10, 1994, executed by Safety Railway Service Corporation (incorporated by reference to Exhibit 7.1 to Registrant's Form 8-K, dated June 12, 1994).

      (j)(i) Asset Purchase Agreement, dated as of June 15, 1994, between Kimberly-Clark Corporation and Brown-Bridge Acquisition Corp. (Exhibits omitted) (incorporated by reference to Exhibit 10(c) to Registrant's Form 10-Q for the quarter ended June 30, 1994). Registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

    (j)(ii) Amendments Nos. 1-3 to Asset Purchase Agreement by and between Kimberly-Clark Corporation and Brown-Bridge
             Industries, Inc. (formerly Brown-Bridge Acquisition Corp.) (incorporated by reference to Registrant's Form 8-K, dated September 19, 1994).

      (k) Stock Purchase Agreement, dated as of August 26, 1994, among Brighton Communications Corporation, Lynch Telephone Corporation VII, Universal Service Telephone Company and InterDigital Communications Corporation (Exhibits omitted) (incorporated by reference to Exhibit 7.1 to Registrant's Form 8-K, dated September 26, 1994).

     *(l)    Stock Purchase and Loan Program (incorporated by reference to
             Exhibit 10(p) to Registrant's Form 10-K for the year ended December 31, 1994).

      (m) Shareholders' and Voting Agreement, dated September 16, 1994, among Safety Railway Service Corporation, Brown-Bridge Industries, Inc. and the other stockholders of Brown-Bridge (incorporated by reference to Exhibit 10(q) to Registrant's Form 10-K for the year ended December 31, 1994).

      (n) Put Option Agreements, dated September 16, 1994, among Safety Railway Service Corporation, Brown-Bridge Industries, Inc. and certain stockholders of Brown Bridge (incorporated by reference to Exhibit 10(q) to Registrant's Form 10-K for the year ended December 31, 1994).

     *(o) Directors Stock Plan (incorporated by reference to Exhibit 10(s) to Registrant's Form 10-K for the year ended December 31, 1995).

     *(p) Phantom Stock Plan (incorporated by reference to Exhibit (t) to Registrant's Form 10-K for the year ended December 31, 1995).

      (q) Stock and Asset Purchase Agreement, dates as of September 27, 1995, by and among Central Products Acquisition Corp., Unisource Worldwide, Inc. and Alco Standard Corporation (incorporated by reference to Exhibit 7.1 to Registrant's Form 8-K dated October 18, 1995).

      (r) Stock Purchase Agreement, dated as of November 1, 1995, among Brighton Communications Corporation, Lynch Telephone Corporation VIII and certain other persons (excluding exhibits).

      (s)(i) Loan Agreement, dated as of November 6, 1995, between Lynch PCS Corporation A and Aer Force Communications L.P. (now Fortunet Wireless, L.P.) (four similar loan agreements with Fortunet Wireless, L.P. increase the total potential commitment to $41.8 million).

    (s)(ii) Amendment No. 1 to the Loan Agreement, dated as of November 6, 1995, referred to in 10(s)(i) (incorporated by reference to Exhibit 10(a) to Registrant's Form 10-Q for quarter ended March 31, 1996).

      (t) Agreement and Plan of Merger (Brown-Bridge Minority Interest), by and among Spinnaker, BB Merger Corp., Brown-Bridge Industries, Inc. and the stockholders of Brown-Bridge Industries, Inc. on Exhibit A thereto (incorporated by reference to Exhibit 99.2 to Registrant's Form 8-K, dated April 19, 1996).

      (u)(i) Loan Agreement, dated as of August 12, 1006, between
             Gabelli Funds, Inc. and Registrant.

     (u)(ii) Pledge and Security Interest Agreement, dated as of August 12, 1996, by and between Gabelli Funds, Inc. Registrant and certain subsidiaries of Registrant.

      (v) Letter Agreement, dated as of August 12, 1996, between Rivgam Communicators, L.L.P. and Lynch PCS Corporation G.

      (w) Loan Agreement, dated as of August 12, 19967, between Lynch PCS Corporation F and Aer Force Communications B, L.P.

       11    Computation of Per Share Earnings.

       16 Letter Re: Change in Certifying Accountant (incorporated by reference to Exhibit 16 to Registrant's Form 8-K, dated March 19,
             1996).

       16(a) Registrant's Form 8-K, dated March 19, 1996 (incorporated by reference).

       21    Subsidiaries of the Registrant.

       23    Consents of Independent Auditors.
          -  Ernst & Young LLP
          -  Arthur Andersen LLP
          -  McGladrey & Pullen, LLP(2)
          -  Frederick & Warinner, LLC
          -  Johnson MacKowiak Moore & Myott, LLP

       24    Powers of Attorney.

       99    Report of Independent Auditors.
          -  Report of Arthur Andersen LLP on the Consolidated
             Financial Statements of the Morgan Group, Inc. for the year ended December 31, 1996.
         -   Report of McGladrey & Pullen, LLP on the Consolidated
             Financial Statements of Capital Communications
             Corporation for the year ended December 31, 1996.
         -   Report of McGladrey & Pullen, LLP on the Consolidated
             Financial Statements of Coronet Communications
             Corporation for the year ended December 31, 1996.
         -   Report of Frederick & Warinner LLC on the Financial
             Statements of CLR Video, LLC for the year ended
             December 31, 1996.
         -   Report of Johnson MacKowiak Moore & Myott, LLP on the
             Consolidated Financial Statements of Dunkirk & Fredonia
             Telephone Company for the period November 26, 1996 to
             December 31, 1996.

______________________
*Management contract or compensatory or arrangement.

The Exhibits listed above have been filed separately with the Securities and Exchange Commission in conjunction with this Annual Report on Form 10-K or have been incorporated by reference into this Annual Report on Form 10-K. Lynch Corporation will furnish to each of its shareholders a copy of any such Exhibit for a fee equal to Lynch Corporation's cost in furnishing such Exhibit. Requests should be addressed to the Office of the Secretary, Lynch Corporation, 8 Sound Shore Drive, Greenwich, Connecticut 06830.