Form 10-Q
period 1997-03-31
LYNCH CORP
filed 1997-05-15
CIK 61004

SECURITIES & EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 1-106


                               LYNCH CORPORATION

            (Exact name of Registrant as specified in its charter)


            Indiana                                       38-1799862

(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

8 Sound Shore, Drive, Suite 290, Greenwich, Connecticut        06830
(Address of principal executive offices)                    (Zip Code)

                                (203) 629-3333

        Registrant's telephone number, including area code



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (20 has been subject to such filing requirements for the past 90 days.

Yes  X    No

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.

        Class                           Outstanding at May 1, 1997
Common Stock, no par value                     1,416,834





                                 INDEX

                  LYNCH CORPORATION AND SUBSIDIARIES


PART I.      FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Statements of Operations:
            -  Three months ended March 31, 1997 and 1996

          Condensed Consolidated Balance Sheet:
            -  March 31, 1997
            -  December 31, 1996 (Audited)

          Condensed Consolidated Statements of Cash Flows:
            -  Three months ended March 31, 1997 and 1996

          Notes to Consolidated Financial Statements:


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

     Part 1- FINANCIAL INFORMATION

      Item 1- Financial Statements

                LYNCH CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                           (UNAUDITED)
               (In thousands, except share amounts)
                                                         Three Months
                                                        Ended March 31
                                                        1997      1996
SALES AND REVENUES
  Multimedia                                         $ 10,067  $  6,715
  Services                                             33,633    30,506
  Manufacturing                                        65,079    72,254
                                                      108,779   109,475

Costs and Expenses:
  Multimedia                                            7,807     4,610
  Services                                             30,969    28,561
  Manufacturing                                        55,442    60,147
  Selling and administrative                           10,325    10,220
OPERATING PROFIT                                        4,236     5,937

Other Income (Expense):
  Investment Income                                       433       433
  Interest Expense                                     (5,469)   (3,944)
  Share of Operations of Affiliated Companies              14        19
  Gain on Sale of Subsidiary Stock                          0        44
                                                       (5,022)   (3,448)
INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES AND MINORITY INTERESTS               (786)    2,489

Provision for Income Taxes                                315      (977)

Minority Interests                                        (41)     (288)
INCOME (LOSS) FROM CONTINUING OPERATIONS             $   (512) $  1,224


DISCONTINUED OPERATIONS:
  LOSS FROM OPERATIONS OF DISCONTINUED
  LYNCH TRI-CAN INTERNATIONAL                               0       (23)
NET INCOME (LOSS)                                    $   (512)  $  1,201

Weighted Average Shares Outstanding                  1,413,000 1,397,000

INCOME PER COMMON SHARE:
INCOME (LOSS) FROM CONTINUING OPERATIONS                 (0.36)     0.88
LOSS FROM DISCONTINUED OPERATIONS                         0.00     (0.02)
  NET INCOME (LOSS)                                       (.36)     0.86



LYNCH CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEET
                            (In thousands)

                                                        March 31, December 31,
                                                          1997       1996
                                                      (Unaudited)        (A)
ASSETS
CURRENT ASSETS:
 Cash and Cash Equivalents                               $ 27,685  $ 33,946
 Marketable Securities and Short-Term Investments           1,666     2,156
 Receivables, less Allowances of $1501 and $1525           51,965    52,963
 Inventories                                               35,937    36,859
 Deferred Income Tax Benefits                               5,571     5,571
 Other Current Assets                                       9,492     8,598
    Total Current Assets                                  132,316   140,093

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                      1,472     1,367
  Buildings and Improvements                               23,485    21,334
  Machinery and Equipment                                 180,054   157,025
                                                          205,011   179,726
 Less Accumulated Depreciation                             50,396    46,707
 Net Property, Plant and Equipment                        154,615   133,019

INVESTMENTS IN AND ADVANCES TO PCS ENTITIES                28,606    34,116
INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES         1,293     2,529
EXCESS OF COSTS OVER FAIR VALUE
  OF NET ASSETS ACQUIRED                                   72,821    69,206
OTHER ASSETS                                               22,675    13,657
  Total Assets                                           $412,326  $392,620

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes Payable to  Banks                                $ 18,273  $ 17,419
  Trade Accounts Payable                                   19,476    20,998
  Accrued Liabilities                                      38,365    36,275
  Current Maturities of Long-Term Debt                     20,913    23,769
  Total Current Liabilities                                97,027    98,461

LONG-TERM DEBT                                            232,355   219,579
DEFERRED INCOME TAXES                                      24,945    22,389
MINORITY INTERESTS                                         18,931    13,268
SHAREHOLDERS' EQUITY
  COMMON STOCK, NO PAR VALUE-10,000,000
    SHARES AUTHORIZED; 1,471,191 shares
    issued (at stated value)                                5,139     5,139
  ADDITIONAL PAID - IN CAPITAL                              8,718     8,417
  RETAINED EARNINGS                                        25,960    26,472
  TREASURY STOCK OF 54,357 & 80,157 SHARES, AT COST          (749)   (1,105)
    Total Shareholders' Equity                             39,068    38,923
    Total Liabilities and Shareholders' Equity           $412,326  $392,620

(A) The Balance Sheet at December 31,1996 has been derived from the Audited Financial Statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

LYNCH CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                  (In thousands)


                                                      Three Months Ended
                                                           March 31
                                                         1997      1996

OPERATING ACTIVITIES

Net Income (Loss)                                      $  (512)  $  1,201
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                          4,826      3,931
  Net effect of purchases and sales
   of trading securities                                   490      5,023
  Share of operations of affiliated companies              (14)       (19)
  Minority interests                                        41        288
  Changes in operating assets and liabilities:
    Receivables                                            998       (653)
    Inventories                                            922       (676)
    Accounts payable and accrued liabilities              (663)     4,174
    Other                                               (1,153)    (2,008)

NET CASH FROM OPERATING ACTIVITIES                       4,935     11,261

INVESTING ACTIVITIES

Capital Expenditures                                    (3,315)    (3,906)
Investment in Coronet Communications Company             2,995          0
Investment in Upper Peninsula Telephone Company         (15,474)        0
Investment in Personal Communications
  Services Partnerships                                   4,989         0
Other                                                         7      (327)

NET CASH USED IN INVESTING ACTIVITIES                   (10,798)   (4,233)

FINANCING ACTIVITIES

Repayments of debt, net                                 (1,017)     (741)
Treasury stock transactions                                657       723
Minority interest transactions                             (38)      273

NET CASH FROM (USED IN)FINANCING ACTIVITIES               (398)      255

Net increase (decrease)in cash and cash equivalents     (6,261)    7,283
Cash and cash equivalents at beginning of period        33,946    15,921

CASH AND CASH EQUIVALENTS AT END OF PERIOD              27,685    23,204


See Notes to Condensed Consolidated Financial Statements.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.     Subsidiaries of the Registrant


                                                              Owned by
Subsidiary                                                     Lynch

Brighton Communications Corporation                         100.0%
  Lynch Telephone Corporation IV                            100.0%
    Bretton Woods Telephone Company, Inc.                   100.0%
    World Surfer, Inc.
  Lynch Telephone Corporation VI                            98.0%
    J.B.N. Telephone Company, Inc.                          98.0%
      J.B.N. Finance Corporation                            98.0%
    Giant Communications, Inc.
  Lynch Telephone Corporation VII                          100.0%
    USTC Kansas, Inc.                                      100.0%
      Haviland Telephone Company, Inc.                     100.0%
        Haviland Finance Corporation                       100.0%
  Lynch Telephone Corporation VIII                         100.0%
    Dunkirk & Fredonia Telephone Company                   100.0%
      Cassadaga Telephone Company                          100.0%
        Macom, Inc.                                        100.0%
      Comantel, Inc.                                       100.0%
        D&F Cellular Telephone, Inc.                       100.0%
          Erie Shore Communications, Inc.                  100.0%
LMT Holding Corporations                                   100.0%
  Lynch Michigan Telephone Holding Corp.                   100.0%
    LMT Acquisition Co., Inc.                              100.0%
    Upper Peninsula Telephone Company                      60.53%
      Alpha Enterprises Limited                            60.53%
        Upper Peninsula Cellular North, Inc.               60.53%
        Upper Peninsula Cellular South, Inc.               60.53%

Global Television, Inc.                                    100.0%

Inter-Community Acquisition Corporation                     83.0%

Home Transport Services, Inc.                              100.0%

Lynch Capital Corporation                                  100.0%

Lynch Entertainment Corporation                            100.0%
Lynch Entertainment Corporation II                         100.0%

Lynch International Exports, Inc.                          100.0%

Lynch Manufacturing Corporation                            100.0%
  Lynch Machinery, Inc.                                     90.0%
  M-tron Industries, Inc.                                   94.0%
    M-tron Industries, Ltd                                  94.0%
  Spinnaker Industries, Inc.                                73.4%
    Entoleter, Inc.                                         73.4%
    Brown-Bridge Industries, Inc.                           73.4%
    Central Products Company                                73.4%

Lynch Multimedia Corporation                               100.0%
  CLR Video, L.L.C.                                         60.0%

The Morgan Group, Inc.                              66.24%(V)/50.95%(O)
  Morgan Drive Away, Inc.                           66.24%(V)/50.95%(O)
    Transport Services Unlimited, Inc.              66.24%(V)/50.95%(O)
  Interstate Indemnity Company                      66.24%(V)/50.95%(O)
  Morgan Finance, Inc.                              66.24%(V)/50.95%(O)
  TDI, Inc.                                         66.24%(V)/50.95%(O)

  Home Transport Corporation                        66.24%(V)/50.95%(O)
    MDA Corporation

Lynch PCS Communications Corporation                       100.0%
  Lynch PCS Corporation A                                  100.0%
  Lynch PCS Corporation G                                  100.0%

Lynch Interactive Corporation                              100.0%
Lynch Telecommunications Corporation                       100.0%
  Lynch Telephone Corporation                               80.1%
    Western New Mexico Telephone Co., Inc.                  80.1%
    WNM Communications Corporation                          80.1%
    Wescel Cellular, Inc.                                   80.1%
      Wescel Cellular of New Mexico
      Limited Partnership                                   40.9%
    Wescel Cellular, Inc. II                                80.1%
    Northwest New Mexico Cellular, Inc.                     40.1%
      Northwest New Mexico Cellular of
      New Mexico Limited Partnership                        20.5%
       Enchantment Cable Corporation                        80.1%
  Lynch Telephone Corporation II                            83.0%
    Inter-community Telephone Company                       83.0%
      Inter-community Telephone Company II                  83.0%
  Lynch Telephone Corporation III                           81.0%
    Cuba City Telephone Exchange Company                    81.0%
    Belmont Telephone Company                               81.0%
    Lafayette County Satellite TV, Inc.                     81.0%

Notes:

 (V)=Percentage voting control; (O)=Percentage of equity ownership

B.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair
presentation have been included.   Operating results for the three month period
ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.


C.    Acquisitions

On March 18, 1997, Lynch Michigan Telephone Holding Company, a wholly-owned subsidiary of the Registrant, acquired approximately 60% of the outstanding shares of Upper Peninsula Telephone Company for $15.2 million. The Registrant expects to complete the acquisition of the remaining 40% of the stock of Upper Peninsula by the end of the second quarter of 1997. As a result of this transaction, the Registrant recorded approximately $4.4 million in goodwill which is being amortized over 25 years.

On December 30, 1996, The Morgan Group, Inc., an approximately 51% owned subsidiary of the Registrant, acquired the operating assets of Transit Homes of America, Inc., a provider of transportation services to a number of producers in the manufactured housing industry. The purchase price was approximately $4.4 million, including assumed obligations.

On November 26, 1996, Lynch Telephone Corporation VIII, a wholly-owned subsidiary of the Registrant, acquired all of the outstanding shares of Dunkirk & Fredonia Telephone Company, a local exchange company serving portions of Western New York. The total cost of this transaction was $27.7 million. As a result of this transaction, the Registrant recorded $13.8 million in goodwill which is being amortized over 25 years.

All of these acquisitions were accounted for as purchases, and, accordingly, the assets and liabilities were recorded at their estimated fair market value.

The operating results of the acquired companies are included in the Consolidated Statement of Income from their respective acquisition dates. The following unaudited proforma information shows the results of the Registrant's operations as though the purchase of Upper Peninsula Telephone Company, Transit Homes and Dunkirk & Fredonia were made at the beginning of 1996.

                                                Three Months Ended
                                                    March 31
                                                  1997      1996
                                               (In thousands, except
                                                  per share data)

     Sales and Revenues                         $111,035  $120,370
     Operating Profit                              5,187    12,102
     Income from Continuing Operations Before
      Income Taxes and Minority Interest            (279)    7,608
     Net Income                                     (326)    4,515
     Net Income Per Share                         $(0.23)    $3.23

The 1996 proforma results reflect the sale of Dunkirk & Fredonia's cellular telephone interests which resulted in a pre-tax gain of $5.1 million, or $3.65 per share, included in operating profit. The after-tax gain on the sale of the cellular interests was $3.4 million, or $2.43 per share.

D.    Discontinued Operations

During the second quarter of 1996, the Registrant decided to discontinue the operations of Tri-Can International, Ltd. ("Tri-Can") and sell the assets of that operation. The sale was completed in August 1996. Tri-Can, a manufacturer of packaging machinery, recorded sales of $1.5 million for the three months ended March 31, 1996. The assets sold primarily consisted of inventory fixed assets, inventory and intangibles. Accordingly, during the first quarter of 1996, results of Tri-Can are presented as "discontinued operations."


E.     Inventories

Inventories are stated at the lower of cost or market value. At March 31, 1997, inventories were valued by three methods: last-in, first-out (LIFO) - 57%, specific identification - 39%, and first-in, first-out (FIFO) - 4%. At December 31, 1996, the respective percentages were 53%, 42%, and 5%.

                                                      In Thousands
                                                  3-31-97   12-31-96

          Raw material and supplies               $14,958   $10,987
          Work in process                           3,579     3,950
          Finished good                            17,400    21,922
              Total Inventories                   $35,937   $36,859

F.     Indebtedness

On a consolidated basis, at March 31, 1997, the Registrant maintains short-term and long-term lines of credit facilities totaling $85.4 million, of which $48.0 million was available. The Registrant maintains a $12.0 million short-term line of credit facility, of which $0.1 million was available at March 31, 1997. This facility will expire on April 15, 1998. Spinnaker Industries, Inc. maintains lines of credit at its subsidiaries which total $40.0 million, of which $39.8 million was available at March 31, 1997. The Morgan Group maintains lines of credit totaling $10.4 million, $0.9 million was available at March 31, 1997. These facilities, as well as facilities at other subsidiaries of the Registrant, generally limit the credit available under the lines of credit to certain variables, such as inventories and receivables, which are secured by the operating assets of the subsidiary, and include various financial covenants.
At March 31, 1997, $33.0 million of these total facilities expire within one year.

In general, the long-term debt credit facilities are secured by property, plant and equipment, inventory, receivables and common stock of certain subsidiaries and contain certain covenants restricting distributions to the Registrant.

On October 23, 1996, Spinnaker Industries completed the issuance of $115,000,000 of 10-3/4% senior secured debt due 2006. The debt proceeds were used to extinguish substantially all existing bank debt, bridge loans, and lines of credit at Spinnaker and its two major operating subsidiaries, Central Products and Brown-Bridge. In addition, Spinnaker established a $40 million asset-backed senior-secured revolving credit facility.


                                                           3-31-97  12-31-96
Spinnaker Industries, Inc. 10.75% Senior
 Secured Note due 2006                                    $115,000  $115,000

Rural Electrification Administration and
 Rural Telephone Bank notes payable in
 equal quarterly installments through 2027
 at fixed interest rates ranging from 2% to
 7.5% (6.1% weighted average)                               47,343    34,734

Bank credit facilities utilized by certain
 telephone and telephone holding companies
 through 2008, $37.0 million at a fixed
 interest rate averaging 9.1% and $3.8 million
 at variable interest rates averaging 8.4%                  40,799    41,513

Unsecured notes issued in connection with
 telephone company acquisitions; $28.0 million
 at fixed interest averaging 9% and $1.7 million
 at a variable rate of 8.0%                                 29,763    29,783

Gabelli Funds, Inc. and affiliates loans:
 at fixed rates of 10% due in 1997                           1,800    11,800
 at prime rate (8.5%) due in 1997                           10,000      --

Other                                                        8,563    10,518
                                                           253,268   243,348
Current Maturities                                         (20,913)  (23,769)
                                                           $232,355  $219,579

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Sales and Revenues

Revenues for the first quarter 1997 decreased by $0.7 million, or 1%, from the first quarter of 1996. Within the operating segments, the multimedia and services revenues increased by 50% and 10%, respectively, but the revenues of the manufacturing segment decreased by 10%. The acquisition of Dunkirk & Fredonia Telephone Company, which occurred on November 26, 1996, was the primary contributor to the increase in multimedia's operating revenues. Revenues of $4.8 million as a result of the acquisition of Transit Homes of America, Inc., which occurred on December 30, 1996, offset by lower driver outsourcing and "Truckaway" revenues, was the primary contributor to the increased revenues at services. Within the manufacturing group, all companies reported lower revenues than the first quarter of the prior year. Revenues for Spinnaker declined by $4.9 million from the first quarter of the previous year due to an uneven pattern of orders for pressure sensitive stamps at Brown-Bridge Industries, Inc. At Central Products Company, competitive pricing pressure offset high unit demand and capacity limitations and also resulted in lower revenues. Timing of orders for glass presses resulted in a $1.8 million short-fall in revenues at Lynch Machinery, Inc. and an overall industry softness for electronic components requirements resulted in lower revenues of $0.5 million at M-tron.


Operating Profit

Operating profit for the first quarter of 1997 declined by $1.7 million from the first quarter of 1996. Operating profit in the multimedia and services segments increased by $0.1 million and $0.5 million, respectively, while manufacturing operating profits fell by $2.2 million. In the multimedia segment, higher revenues offset by increased depreciation and amortization expense, in part, associated with the acquisition of Dunkirk & Fredonia Telephone Company, resulted in essentially flat operating profit. Increased revenues resulted in the increased operating profit at Morgan. The decline in the operating profit at the manufacturing group related to lower volume and, in the case of Central Products, higher volume at lower prices, coupled with unfavorable manufacturing variances.


Other Income (Expense), Net

Investment income in the first quarter of 1997 was the same as the first quarter of 1996.

Interest expense increased by $1.5 million to $5.5 million in the first quarter of 1997 from $3.9 in the first quarter of 1996. The increase was a result of an increase in interest payments and amortization of deferred financing costs of $1.0 million at Spinnaker Industries, Inc., as a result of the issuance of $115 million of senior secured notes on October 23, 1996, and interest expenses of $0.5 million associated with the acquisition of Dunkirk & Fredonia Telephone Company. As described in Footnote F of the Notes to Consolidated Financial Statement, Spinnaker Industries completed the issuance of new debt to be used primarily to extinguish previously existing credit facilities. These amounts were offset by $0.5 million of capitalized interest associated with the development of the PCS licenses.


Tax Provision

The income tax provision (benefit) includes federal, as well as state and local taxes. The tax provision (benefit) for the three months ended March 31, 1997 and 1996, represent effective tax rates of (40.0%) and 40%, respectively. The rates differ from the federal statutory rate principally due to the effect of state income taxes and amortization of non-deductible goodwill.


Minority Interest

Minority interest was $247 thousand lower in the first quarter of 1997 versus the first quarter of 1996, predominantly due to the loss recorded by Spinnaker Industries and lower profits at the other manufacturing companies in 1997 versus 1996 offset by increased earnings at the telephone companies and Morgan.


Income From Continuing Operations

During the first quarter of 1997, the Registrant recorded a loss from continuing operations of $0.5 million, or $0.36 per share, as compared to income from continuing operations of $1.2 million, or $0.88 per share, in the first quarter of 1996. Lower operating profit generated by our manufacturing subsidiaries coupled with increased interest expense as a result of the senior note offering by Spinnaker Industries, were the primary causes of the unfavorable variances.


Discontinued Operations

The Registrant had decided to discontinue the operations at Tri-Can International, Ltd. in the second quarter of 1996 (see Note D). Accordingly, its operating results in the first quarter of 1996 are treated as discontinued operations.


Net Income (Loss)

Net loss for the three months ended March 31, 1997 was $0.5 million, or $0.36 per share, as compared to a net income of $1.2 million, or $0.86 per share in the previous year's quarter.


Backlog/New Orders

Total backlog of manufactured products at March 31, 1997 was $27.0 million, which represents an increase of $6.1 million from the backlog of $20.9 million at December 31, 1996. An $8.1 million extra-large glass press order at Lynch Machinery helped increase their backlog by $4.1 million and receipt of orders for pressure sensitive stamps at Brown-Bridge increased their backlog by $0.9 million.


Liquidity/Capital Resources

At March 31, 1997, the Registrant has $29.4 million in cash and short-term investments, $0.1 million of which was at the Parent Company, which was $6.8 million less than the amount reported at December 31, 1996. Working capital at March 31, 1997, was $35.3 million compared to $41.6 million at December 31, 1996. Additional loans of $3.9 million were made in 1997 to the PCS partnerships to fund interest payments required by the Federal Communications Commission with regard to personal communications service licenses awarded to these partnerships in the "C" Block Auction. Total debt was $271.5 million at March 31, 1997 compared to $260.8 million at December 31, 1996. The increase was due primarily to debt assumed in the Registrant's acquisition of Upper Peninsula Telephone Company. As reported in the Registrant's Consolidated Statement of Cash Flow, during the three months ended March 31, 1997, operating activities generated $4.9 million in cash, investing activities used $10.8 million, and financing activities used $0.4 million. With regard to operating activities, reduced sales of trading securities plus the absence of a significant customer deposits at Lynch Machinery, which occurred in the 1996 period, resulted in the reduced cash provided from operating activities. The investment in Upper Peninsula Telephone Company plus the first interest payment on the C-Block partnerships, offset by the return of the bidding deposit in the F-Block Auction, resulted in the net cash used in investing activities. The essentially flat cash used in financing activities resulted when the Registrant repaid a $10 million affiliate loan with funds received from the F-Block bidding deposit, but reborrowed an additional $10 million from an affiliate to close on the acquisition of 60% of the shares of Upper Peninsula Telephone Company.

Registrant maintains an active acquisition program and generally finances each acquisition with a significant component of debt. This acquisition debt contains restrictions on the amount of readily available funds that can be transferred to the Parent Company from its subsidiaries. At March 31, 1997, the Registrant has $48.0 million of unused short-term and long-term lines of credit facilities, $0.1 of which applied to the Parent Company.

Subsidiaries of the Registrant hold limited partnership interests in and have loan commitments to two partnerships which were the winning bidders in the Federal Communications Commission's ("FCC") C-Block and F-Block Auctions for 30 megahertz and 10 megahertz, respectively, of broadband spectrum to be used for personal communications services (PCS). In the C-Block Auction, an entity acquired 31 licenses to provide personal communications services to geographic areas of the United States with a population of 7.0 million. The cost of these licenses was $216.2 million. $194.0 million of the cost of these licenses was funded via a loan from the United States Government. The loan requires quarterly interest payments of 7% (The Registrant argues strenuously that the interest rate should have been 6.51%, the applicable treasury rate at the time the licenses were awarded), and with quarterly principal amortization in years 7, 8, 9, and 10. Recently, the FCC has suspended until further notice the quarterly payments, pending resolutions of certain matters. As of March 31, 1997, Registrant subsidiaries invested $598,000 in partnership equity and $24.4 million in loans and have funding commitments to provide an additional $16.3 million in loans. In the F-Block Auction, an entity acquired five licenses to provide personal communications services in geographic areas of the United States with a total population of 20 million. The cost of these licenses was $19.0 million. $15.2 million of the cost of the licenses will be financed with a loan from the United States Government. The interest rate on the loan will be the long-term Government rate at the date of issuance and with quarterly principal amortization in year 3 to 10. As of March 31, 1997, Registrant's subsidiary has invested $99,000 in partnership equity and provided the entity with a loan of $1.6 million funded by a short-term secured borrowing by the Registrant and has a funding commitment of $10 million to the entity. On May 12, 1997, the Registrant loaned the entity $1.0 million to make its final down payment on four of the five licenses and the licenses were awarded. The fifth license is currently being contested, but the Registrant believes it will be awarded sometime during 1997 and the down payment of $0.9 million will be required to be made. The Registrant has borrowed the $2.6 million on a short-term basis to fund its F-Block loan commitment.

The Registrant's subsidiaries are currently seeking alternatives to minimize or raise funds for their funding commitments to the entities, but currently expect to fund required interest payments. There are many risks associated with personal communications services. In addition, funding aspects of acquisition of licenses and the subsequent mandatory build out requirements plus the amortization of the license, could significantly and materially impact the Registrant's reported net income over the next several years. Of note, under the current structure the ramifications of this should not impact reported revenues and EBITDA in the future. For further information on PCS, including various risks, see Item 1 -I(c) of Form 10-K for the year ended
December 31, 1996.

In mid-March 1997, the Registrant acquired 60% of stock of Upper Peninsula Telephone Company for approximately $15.3 million with a short-term secured bridge financing. The Registrant is currently seeking permanent financing to replace in the bridge financing and to finance the acquisition of the remaining stock of Upper Peninsula.

In December, 1996, the Registrant"s Board of Directors announced that it is examining the possibility of splitting, through a "Spin-off," of either its communications operations or its manufacturing operations. A spin-off could improve management focus, facilitate and enhanced financings set the stage for future growth, including acquisitions. A split could also help surface the underlying values of the company as the different business segments appeal to differing "value" and "growth" cultures in the investment community. There are a number of matters to be examined in connection with a possible spin-off, including tax consequences, and there is no assurance that such a spin-off will be effected.

In February 1997, the Financial Accounting Standards Board issued, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which changes the methodology of calculating earnings per share. SFAS No.128 requires a disclosure of diluted earnings per share regardless of its difference from basic earnings per share. The Registrant plans to adopt SFAS No. 128 in December 1997. Early adoption is not permitted. The Registrant does not expect the adoption of SFAS No. 128 to have a material effect on the financial statements.

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


PART II OTHER INFORMATION

Item 1.   Legal Proceedings

          See Item 5, second paragraph

Item 2.   Changes in Securities

          (c) On January 2, 1997, Registrant granted 214 shares of its common stock to each of six outside directors of Registrant at a price of $70.10 per share (equal to the average stock price for the 30 trading days ended December 31, 1996) pursuant to Registrant's Directors Stock Plan. The issuance was exempt from registration under the Securities Act of 1993 (the "Securities Act") under Section 4(2) thereof and/or the "no sale" theory. On March 6, 1997, Registrant granted 31,700 phantom stock units to seven employees of Registrant at $70.106 per unit pursuant to Registrant's Phantom Stock Plan. Registrant disclaims that the phantom stock units are equity securities. In addition, such units would be exempt from registration under the Securities act under Section 4(a) thereof and/or the "no sale" theory.

Item 5.   Other Information

          Registrant is examining various equity financing possibilities, including a private and/or an initial public offering, for Lynch Display Technologies, Inc., which would be the parent company of Lynch Machinery, Inc.; however, there is no assurance that any such financing can be done at terms acceptable to Registrant.

          Reference is made to Item 1 - I(C) Personal Communications Services ("PCS") in Registrant Form 10-K for the year ended December 31, 1996, and Aer Force Communications B, L.P. ("Aer Force B"), which won licenses in the Federal Communications Commission's F-Block PCS Auction. Aer Force B, together with various other bidders in the PCS auctions, has received a civil investigative demand ("CID") from the United States Department of Justice for documents and information in connection with an investigation to determine whether there has been bid rigging and market allocation for licenses auctioned by the FCC for PCS. Registrant expects that Aer Force B will comply with the CID.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               *10(p) -  Phantom Stock Plan as Amended
                27   -   Financial Data Schedule

          (b)  Reports on Form 8-K

               On January 14, 1997, a report on Form 8-K to report the acquisition of the operating assets of Transit Homes of America, Inc. by the Registrant's approximately 51%-owned subsidiary, The Morgan Group, Inc.


                            SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        LYNCH CORPORATION
                                        (Registrant)



                                        By:  Robert E. Dolan


                                             Robert E. Dolan
                                             Chief Financial Officer


May 15, 1997