Form 10-Q
period 1997-06-30
LYNCH CORP
filed 1997-08-14
CIK 61004

SECURITIES & EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                               or

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

  Class                           Outstanding at August 1, 1997
Common Stock, no par value            1,416,834

                              INDEX

               LYNCH CORPORATION AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Statements of Operations:
            -  Three and six months ended June 30, 1997 and 1996

          Condensed Consolidated Balance Sheet:
            -  June 30, 1997
            -  December 31, 1996 (Audited)

          Condensed Consolidated Statements of Cash Flows:
            -  Six months ended June 30, 1997 and 1996

          Notes to Consolidated Financial Statements:


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.    OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

               LYNCH CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED  BALANCE SHEET

(In thousands)                                        June 30  December 31
                                                        1997      1996
                                                    (Unaudited)        (A)

ASSETS
CURRENT ASSETS:
 Cash and Cash Equivalents                               $ 24,553  $ 33,946
 Marketable Securities and Short-Term Investments           1,682     2,156
 Receivables, Less Allowances of $1650 and $1525           51,228    52,963
 Inventories                                               38,426    36,859
 Deferred Income Tax Benefits                               5,571     5,571
 Other Current Assets                                      11,042     8,598
     Total Current Assets                                 132,502   140,093

PROPERTY, PLANT AND EQUIPMENT:
 Land                                                       1,472     1,367
 Buildings and Improvements                                23,484    21,334
 Machinery and Equipment                                  184,407   157,025
                                                          209,363   179,726
 Less Accumulated Depreciation                             54,374    46,707
 Net Property, Plant and Equipment                        154,989   133,019

INVESTMENTS IN AND ADVANCES TO PCS ENTITIES                30,191    34,116
INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES         1,293     2,529
EXCESS OF COSTS OVER FAIR VALUE OF NET ASSETS ACQUIRED     75,573    69,206
OTHER ASSETS                                               22,160    13,657
     Total Assets                                        $416,708  $392,620

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes Payable to Banks                                   $ 17,294  $ 17,419
Trade Accounts Payable                                     22,214    20,998
Accrued Liabilities                                        45,264    36,275
Current Maturities of Long-Term Debt                       12,886    23,769
     Total Current Liabilities                             97,658    98,461

LONG-TERM DEBT                                            240,437   219,579
DEFERRED INCOME TAXES                                      24,945    22,389
MINORITY INTERESTS                                         13,420    13,268
SHAREHOLDERS' EQUITY
 COMMON STOCK, NO PAR VALUE-10,000,000 SHARES
 AUTHORIZED; 1,471,191 shares issued (at stated value)      5,139     5,139
 ADDITIONAL PAID - IN CAPITAL                               8,648     8,417
 RETAINED EARNINGS                                         27,210    26,472
 TREASURY STOCK OF 54,357 AND 80,157 SHARES AT COST          (749)   (1,105)
Total Shareholders' Equity                                 40,248    38,923
     Total Liabilities and Shareholders' Equity          $416,708  $392,620

(A)The Balance Sheet at December 31, 1996 has been derived from the Audited Financial Statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Part 1- FINANCIAL INFORMATION
Item 1- Financial Statements

               LYNCH CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                          (UNAUDITED)
              (In thousands, except share amounts)

                                          Three Months        Six  Months
                                         Ended June 30      Ended June 30
SALES AND REVENUES                     1997        1996    1997       1996
  Multimedia                        $ 12,095   $  6,641   $ 22,162  $ 13,356
  Services                            39,211     36,698     72,844    67,204
  Manufacturing                       70,120     70,154    135,199   142,408
                                     121,426    113,493    230,205   222,968
Costs and expenses:
  Multimedia                           8,985      4,991     16,792     9,601
  Services                            35,884     33,944     66,853    62,505
  Manufacturing                       57,763     57,460    113,205   117,607
  Selling and administrative          10,678     11,715     21,003    21,935


OPERATING PROFIT                       8,116      5,383     12,352    11,320

Other income (expense):
Investment Income                        424        715        857     1,148
Interest expense                      (5,808)    (4,241)   (11,277)   (8,185)

Share of operations of
  affiliated companies                    57        47         71         66
Gain on Sale of Subsidiary Stock         260     4,134        260      4,178
                                      (5,067)      655    (10,089)    (2,793)
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES AND
  MINORITY INTERESTS                   3,049     6,038      2,263      8,527

Provision for income taxes            (1,217)   (2,449)      (902)    (3,426)

Minority interests                      (582)     (374)      (623)      (662)

INCOME FROM CONTINUING OPERATIONS   $  1,250  $  3,215    $   738   $  4,439


DISCONTINUED OPERATIONS:
  LOSS FROM OPERATIONS OF DIS-
  CONTINUED LYNCH TRI-CAN INTER-
  NATIONAL (LESS APPLICABLE INCOME
  TAXES OF $76 AND 90)                     0      (125)         0       (148)

LOSS ON DISPOSAL OF LYNCH TRI-CAN
  INTER-NATIONAL(LESS APPLICABLE
  INCOME TAXES OF $305)                    0      (595)          0       (595)

  NET INCOME                        $  1,250  $  2,495    $    738   $  3,696


Weighted average shares
 outstanding                       1,417,000 1,408,000   1,413,000  1,402,000


INCOME PER COMMON SHARE:
INCOME FROM CONTINUING OPERATIONS      0.88      2.28         0.52      3.17
LOSS FROM DISCONTINUED OPERATIONS      0.00     (0.51)        0.00     (0.53)
                                       0.88      1.77         0.52      2.64

                     LYNCH CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                              (In thousands)


                                                         Six Months Ended
                                                             June 30
                                                          1997      1996
OPERATING ACTIVITIES

Net Income                                                 $   738   $ 3,696
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization                             10,375     8,249
  Net effect of purchases and
    sales of trading securities                                474     7,397
  Deferred taxes                                                 0     1,707
  Share of operations of affiliated companies                  (71)      (66)
  Minority interests                                           623       662
  Gain on sale of stock by subsidiaries                          0    (4,178)
  Changes in operating assets and liabilities:
    Receivables                                              1,895      (605)
    Inventories                                             (1,567)   (5,196)
    Accounts payable and accrued liabilities                 8,510     1,326
    Other                                                   (1,426)   (4,290)

NET CASH FROM OPERATING ACTIVITIES                          19,551     8,702

INVESTING  ACTIVITIES
Capital Expenditures                                        (8,467)   (9,786)
Acquisition of lines from U.S. West                              0    (4,680)
Investment in Coronet Communications Company                 2,995         0
Investment in Upper Peninsula Telephone Company            (25,235)        0
Investment in Personal Communications
  Services Partnerships                                      3,925    (3,326)
Other                                                         (102)     (312)

NET CASH USED IN INVESTING ACTIVITIES                      (26,884)  (18,104)

FINANCING ACTIVITIES
Repayments of debt, net                                     (2,226)   13,087
Treasury stock transactions                                    657       723
Minority interest transactions                                (491)      697

NET CASH FROM  (USED IN)FINANCING ACTIVITIES                (2,060)   14,507

Net increase (decrease)  in cash and cash equivalents       (9,393)    5,105
Cash and cash equivalents at beginning of period            33,946    15,921

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  24,553    21,026

See Notes to Condensed Consolidated Financial Statements.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.     Subsidiaries of the Registrant

                                                    Owned by
Subsidiary                                            Lynch


Brighton Communications Corporation                   100.0%
  Lynch Telephone Corporation IV                      100.0%
    Bretton Woods Telephone Company, Inc.             100.0%
    World Surfer, Inc.                                100.0%
Lynch Kansas Telephone Corporation                    100.0%
    Lynch Telephone Corporation VI                     98.0%
       J.B.N. Telephone Company, Inc.                  98.0%
        J.B.N. Finance Corporation                     98.0%
  Giant Communications, Inc.                          100.0%
    Lynch Telephone Corporation VII                   100.0%
      USTC Kansas, Inc.                               100.0%
        Haviland Telephone Company, Inc.              100.0%
          Haviland Finance Corporation                100.0%
 DFT Communications Corporation                       100.0%
    Dunkirk & Fredonia Telephone Company              100.0%
      Cassadaga Telephone Company                     100.0%
        Macom, Inc.                                   100.0%
      Comantel, Inc.                                  100.0%
        D&F Cellular Telephone, Inc.                  100.0%
          Erie Shore Communications, Inc.             100.0%
    DFT Long Distance Corporation                     100.0%
LMT Holding Corporation                               100.0%
  Lynch Michigan Telephone Holding Corporation        100.0%
    Upper Peninsula Telephone Company                 100.0%
      Alpha Enterprises Limited                       100.0%
        Upper Peninsula Cellular North, Inc.          100.0%
        Upper Peninsula Cellular South, Inc.          100.0%

Global Television, Inc.                               100.0%

Inter-Community Acquisition Corporation                83.0%

Home Transport Services, Inc.                         100.0%

Lynch Capital Corporation                             100.0%

Lynch Entertainment Corporation                       100.0%
Lynch Entertainment Corporation II                    100.0%

Lynch International Exports, Inc.                     100.0%

Lynch Manufacturing Corporation                       100.0%
  Lynch Display Technologies, Inc.                    100.0%
    Lynch Machinery, Inc.                              90.0%
  M-tron Industries, Inc.                              94.0%
    M-tron Industries, Ltd.                            94.0%
  Spinnaker Industries, Inc                            73.4%



    Entoleter, Inc.                                    73.4%
    Brown-Bridge Industries, Inc.                      73.4%
    Central Products Company                           73.4%
Lynch Multimedia Corporation                          100.0%
  CLR Video, L.L.C.                                    60.0%

The Morgan Group, Inc.                                66.24%(V)/50.95%(O)
  Morgan Drive Away, Inc.                             66.24%(V)/50.95%(O)
    Transport Services Unlimited, Inc.                66.24%(V)/50.95%(O)
  Interstate Indemnity Company                        66.24%(V)/50.95%(O)
  Morgan Finance, Inc.                                66.24%(V)/50.95%(O)
  TDI, Inc.                                           66.24%(V)/50.95%(O)
   Home Transport Corporation                         66.24%(V)/50.95%(O)
    MDA Corporation                                   66.24%(V)/50.95%(0)

Lynch PCS Communications Corporation                  100.0%
  Lynch PCS Corporation A                             100.0%
  Lynch PCS Corporation F                             100.0%
  Lynch PCS Corporation G                             100.0%

Lynch Interactive Corporation                         100.0%
Lynch Telecommunications Corporation                  100.0%
  Lynch Telephone Corporation                          80.1%
    Western New Mexico Telephone Co., Inc.             80.1%
    WNM Communications Corporation                     80.1%
    Wescel Cellular, Inc.                              80.1%
      Wescel Cellular of New Mexico
      Limited Partnership                              40.9%
    Wescel Cellular, Inc. II                           80.1%
    Northwest New Mexico Cellular, Inc.                40.1%
      Northwest New Mexico Cellular of
      New Mexico Limited Partnership                   20.5%
       Enchantment Cable Corporation                   80.1%
  Lynch Telephone Corporation II                       83.0%
    Inter-community Telephone Company                  83.0%
      Inter-community Telephone Company II             83.0%
  Lynch Telephone Corporation III                      81.0%
    Cuba City Telephone Exchange Company               81.0%
    Belmont Telephone Company                          81.0%


Notes:

 (V)=Percentage voting control; (O)=Percentage of equity ownership

B.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for



a fair presentation have been included.   Operating results for the three and
six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

C.    Acquisitions

On March 18, 1997, Lynch Michigan Telephone Holding Company, a wholly-owned subsidiary of the Registrant, acquired approximately 60% of the outstanding shares of Upper Peninsula Telephone Company for $15.2 million. The Registrant completed the acquisition of the remaining 40% on May 23, 1997. The total cost of the acquisition was $26.1 million. As a result of this transaction, the Registrant recorded approximately $8.1 million in goodwill which is being amortized over 25 years.

On December 30, 1996, The Morgan Group, Inc., an approximately 51% owned subsidiary of the Registrant, acquired the operating assets of Transit Homes of America, Inc., a provider of transportation services to a number of producers in the manufactured housing industry. The purchase price was approximately $4.4 million, including assumed obligations.

On November 25, 1996, DFT Communications Corporation, a wholly-owned subsidiary of the Registrant, acquired all of the outstanding shares of Dunkirk & Fredonia Telephone Company, a local exchange company serving portions of Western New York. The total cost of this transaction was $27.7 million. As a result of this transaction, the Registrant recorded $13.8 million in goodwill which is being amortized over 25 years.

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

                                    Three Months Ended     Six Months Ended
                                         June 30            June 30
                                       1997     1996      1997      1996
                                     (In thousands, except per share data)

Sales and Revenues                 $121,426   $126,847   $232,461   $247,217

Operating Profit                      8,116      6,475     13,262     18,436
Income from Continuing Operations
 Before Income Taxes and
 Minority Interest                    3,049      6,024      2,491     13,353
Net Income                            1,250      2,389        834      6,727
Net Income Per Share                 $ 0.88     $ 1.70     $ 0.59      $4.80


The proforma results for the six months ending June 30, 1996, reflect the sale of Dunkirk & Fredonia's cellular telephone interests which resulted in a pre-


tax gain of $5.1 million, or $3.65 per share, included in operating profit. The after-tax gain on the sale of the cellular interests was $3.4 million, or $2.43 per share.

D.    Discontinued Operations

During the second quarter of 1996, the Registrant decided to discontinue the operations of Tri-Can International, Ltd. ("Tri-Can") and sell the assets of that operation. The sale was completed in August 1996. Tri-Can, a manufacturer of packaging machinery, recorded sales of $1.3 million for the six months ended June 30, 1996. The assets sold primarily consisted of inventory, fixed assets and intangibles. Accordingly, during the three and six months ended June 30, 1996, results of Tri-Can are presented as "discontinued operations."

E.     Inventories

Inventories are stated at the lower of cost or market value. At June 30, 1997, inventories were valued by three methods: last-in, first-out (LIFO) - 60%, specific identification - 36%, and first-in, first-out (FIFO) - 4%. At December 31, 1996, the respective percentages were 53%, 42%, and 5%.

                                                In Thousands
                                              6-30-97  12-31-96

       Raw material and supplies             $10,758  $10,987
       Work in process                         5,482    3,950
       Finished goods                         22,186   21,922
           Total Inventories                 $38,426  $36,859

F.     Indebtedness

On a consolidated basis, at June 30, 1997, the Registrant maintains short-term and long-term lines of credit facilities totaling $91.4 million, of which $53.8 million was available. The Registrant (Parent Company) maintains an $18.0 million short-term line of credit facility, of which $6.0 million was available at June 30, 1997. This facility decreases by $1.0 million per month starting on November 30, 1997 and will expire on February 16, 1998. Spinnaker Industries, Inc. maintains lines of credit at its subsidiaries which total $40.0 million, of which $39.2 million was available at June 30, 1997. The Morgan Group maintains lines of credit totaling $10.4 million, $3.2 million was available at June 30, 1997. These facilities, as well as facilities at other subsidiaries of the Registrant, generally limit the credit available under the lines of credit to certain variables, such as inventories and receivables, which are secured by the operating assets of the subsidiary, and include various financial covenants. At June 30, 1997, $41.0 million of these total facilities expire within one year.

In general, the long-term debt credit facilities are secured by property, plant and equipment, inventory, receivables and common stock of certain subsidiaries and contain certain covenants restricting distributions to the Registrant.

On October 23, 1996, Spinnaker Industries completed the issuance of $115 million of 10-3/4% senior secured debt due 2006. The debt proceeds were used to extinguish substantially all existing bank debt, bridge loans, and lines of credit at Spinnaker and its two major operating subsidiaries, Central Products and Brown-Bridge. In addition, Spinnaker established a $40.0 million asset-backed senior-secured revolving credit facility.

Long term debt consists of:                       6-30-97    12-31-96

Spinnaker Industries, Inc. 10.75% Senior
 Secured Note due 2006                           $115,000    $115,000

Rural Electrification Administration and
 Rural Telephone Bank notes payable in
 equal quarterly installments through 2027
 at fixed interest rates ranging from 2% to
 7.5% (4.7% weighted average)                      47,231      34,734

Bank credit facilities utilized by certain
 telephone and telephone holding companies
 through 2009, $37.0 million at a fixed
 interest rate averaging 8.9% and $13.8 million
 at variable interest rates averaging 8.7%         50,829      41,513

Unsecured notes issued in connection with
 telephone company acquisitions at fixed
 interest averaging 9%                             28,045      28,044

Gabelli Funds, Inc. and affiliates loans
 at fixed rates of 10% due on August 12, 1997       1,800      11,800
Other                                              10,418      12,257
                                                  253,323     243,348
Current Maturities                                (12,886)    (23,769)
                                                 $240,437    $219,579

H.    Gain on Sale of Subsidiary Stock

As a result of the conversion of the $6.0 million Convertible Subordinated Alco Note of Spinnaker into their Common Stock on May 5, 1996 and other transactions, the Registrant, in accordance with its accounting policy, recognized a gain of $4.1 million, $2.4 million, or $1. 70 per share after taxes, in the second quarter of 1996.

I.     Earnings Per Share

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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Sales and Revenues

Revenues for the second quarter of 1997 increased by $7.9 million, or 7%, from the second quarter of 1996. Within the operating segments, multimedia, whose revenues increased by 82%, contributed $5.5 million to the increase and services, whose revenues increased by 7%, contributed $2.5 million to the overall increase. Revenues of the manufacturing segment were essentially the same as the previous year. The acquisitions of Dunkirk & Fredonia Telephone Company ($2.5 million contribution), which occurred on November 26, 1996, and Upper Peninsula Telephone Company ($2.2 million contribution), which a majority interest was obtained on March 18, 1997, were the primary contributors to the increase in multimedia's operating revenues. Revenues of $4.3 million as a result of the acquisition of Transit Homes of America, Inc., which occurred on December 30, 1996, offset by lower "Truckaway" revenues, was the primary contributor to the increased revenues at The Morgan Group, Inc. Within the manufacturing group, revenues for Spinnaker were the same for the second quarter of 1996. At Central Products Company, competitive pricing pressure offset higher unit demand and capacity limitations and resulted in lower revenues. Bolstered by additional orders for postage stamps, Brown-Bridge revenues increased by $1.6 million. Lack of orders for extra-large glass presses resulted in a $1.3 million period to period short-fall in revenues at Lynch Machinery, Inc. and improved demand for electronic components, predominantly by telecommunications capital equipment suppliers, resulted in higher revenues of $1.2 million at M-tron.

For the six months ended June 30, 1997, revenues increased by $7.2 million, or 3% from the six months ended June 30, 1996. Multimedia revenues increased by $8.8 million reflecting the acquisitions of Dunkirk & Fredonia and Upper Peninsula of $5.0 million and $2.2 million, respectively. Morgan's revenues increased by $5.6 million reflecting revenues of Transit Homes of America of $9.7 million, offset by lower driver outsourcing Truckaway revenues. Manufacturing revenues decreased by $7.2 million reflecting (1) pricing pressure at Central Products, $3.3 million decrease, and (2) order short-fall at Lynch Machinery, $3.1 lower.

Operating Profit

Operating profit for the second quarter of 1997 increased by $2.7 million from the second quarter of 1996. Operating profit in the multimedia and services segments increased by $1.4 million and $0.6 million, respectively, while manufacturing operating profits grew by $0.3 million. Corporate expenses fell by $0.4 million. In the multimedia segment, higher revenues resulted in increased EBITDA (earnings before interest, taxes, depreciation and amortization) of $2.5 million, offset by increased depreciation and amortization expense of $1.1 million, both primarily associated with the acquisitions of Dunkirk & Fredonia Telephone Company and Upper Peninsula Telephone Company. Increased revenues and absence of the unprofitable Truckaway operation, increased operating profit at Morgan by $0.6 million or 90%. The increase in the operating profit at the manufacturing group related to improved product mix at Brown-Bridge, offset by lower operating profit at Lynch Machinery of $0.4 million.



For the six months ended June 30, 1997, operating profit increased by $1.0 million, or 9%. Multimedia operating profit increased by $1.5 million reflecting the acquisition of Dunkirk & Fredonia and Upper Peninsula of $0.5 million and $0.9 million, respectively. Morgan's operating profit increased by $1.1 million reflecting higher revenues and improved product mix.
Manufacturing operating profit fell by $1.9 million. Spinnaker's operating profit fell by $0.5 million as improved profit at Brown-Bridge did not offset lower results at Central Products and higher corporate costs. Lynch Machinery's operating profit fell by $1.0 million reflecting lack of orders.

Other Income (Expense), Net

Investment income in the second quarter of 1997 was $0.4 million which was a reduction of $0.3 million from the second quarter of 1996. During 1996, the Registrant recognized $0.3 million of income associated with the increase in market value of its investment in Tremont Advisers, Inc. (NASDAQ:TMAVA). This variance also applies to the six months shortfall of $0.3 million.

Interest expense increased by $1.6 million to $5.8 million in the second quarter of 1997 from $4.2 in the first quarter of 1996. The increase was a result of an increase in interest payments and amortization of deferred financing costs of $1.0 million at Spinnaker Industries, Inc., as a result of the issuance of $115 million of senior secured notes on October 23, 1996, and interest expenses of $0.5 million each associated with the acquisition of Dunkirk & Fredonia Telephone Company and Upper Peninsula Telephone Company. These amounts were offset by $0.6 million of capitalized interest associated with the development of the personal communications services ("PCS") licenses. On a year to date basis, the acquisition of Dunkirk & Fredonia contributed $1.0 million of interest expense, Upper Peninsula contributed $.05 million of additional interest expense and Spinnaker's high yield results in $2.0 million of incremental interest expense. This amount was offset by $1.0 million of capitalized interest for PCS licenses.

As part of Spinnaker's acquisition of Central Products, Spinnaker issued to Alco a $6 million Convertible Subordinated Note that converted into Spinnaker Common Stock on May 5, 1996. As it is the accounting policy of the Registrant to recognize gains and losses on the sale of stock by a subsidiary, the conversion of this Note resulted in a pre-tax gain of $4.1 million to the Registrant in the second quarter of 1996.

During the second quarter of 1997, the Registrant recognized a pre-tax gain of $260 thousand on the sale of a subsidiary, Lafayette County Satellite TV, which provided satellite television service to Lafayette County, Wisconsin.

Tax Provision

The income tax provision (benefit) includes federal, as well as state and local taxes. The tax provision (benefit) for the three months ended June 30, 1997 and 1996, represent effective tax rates of 40.0% and 41.0%, respectively. The rates differ from the federal statutory rate principally due to the effect of state income taxes and amortization of non-deductible goodwill.

Minority Interest

Minority interest was $208 thousand higher in the second quarter of 1997 versus the second quarter of 1996, predominantly due to increased net profits at The Morgan Group, Inc., a 50% owned subsidiary.

Income From Continuing Operations

During the second quarter of 1997, the Registrant recorded income from continuing operations of $1.3 million, or $0.88 per share, as compared to income from continuing operations of $3.2 million, or $2.28 per share, in the second quarter of 1996. The gain on the sale of Lafayette County Satellite TV in 1997, had a net profit effect of $158 thousand, or $0.11 per share, and the gain on the conversion of the Alco note in the second quarter of 1996, had a net profit effect of $2.4 million, or $1.70 per share in 1996. Accordingly, income generated from our continuing operations, absent the sale of subsidiary interests, was $1.1 million, or $0.77 per share as compared to $0.8 million, or $0.58 per share in the second quarter of 1996, a 34% increase.

Discontinued Operations

The Registrant had decided to discontinue the operations at Tri-Can International, Ltd. in the second quarter of 1996 (see Note D). Accordingly, its operating results in the three and six months ended June 30, 1996 are treated as discontinued operations.

Net Income

Net income for the three months ended June 30, 1997 was $1.3 million, or $0.88 per share, as compared to a net income of $2.5 million, or $1.77 per share in the previous year's quarter. Net income for the six months ended June 30, 1997 was $0.7 million, or $0.52 per share, as compared to $3.7 million, or $2.64 per share, for the comparable period in 1996.

Backlog/New Orders

Total backlog of manufactured products at June 30, 1997 was $25.6 million, which represents an increase of $4.7 million from the backlog of $20.9 million at December 31, 1996. An $8.1 million extra-large glass press order at Lynch Machinery helped increase their backlog by $4.0 million.

Liquidity/Capital Resources

At June 30, 1997, the Registrant has $26.2 million in cash and short-term investments, $0.2 million of which was at the Parent Company, which was $9.9 million less than the amount reported at December 31, 1996. Working capital at June 30, 1997, was $34.8 million compared to $41.6 million at December 31, 1996. The decrease in cash and working capital were primarily the result of funding the acquisition of Upper Peninsula and investments in PCS partnerships for interest and down payments for licenses awarded. Total debt was $270.6 million at June 30, 1997 compared to $260.8 million at December 31, 1996. The increase was due primarily to debt incurred to fund the Registrant's acquisition of Upper Peninsula Telephone Company. As reported in the Registrant's Consolidated Statement of Cash Flow, during the six months ended June 30, 1997, operating activities generated $19.6 million in cash, investing activities used $26.9 million, and financing activities used $2.1 million. Respective amounts for six months ended June 30, 1996, were $8.7 million, $18.1 million, and $14.5 million in cash generated from investing activities. Lower net sales of trading securities, reduced inventory build up at Spinnaker, and lower investment in other assets resulted in increased cash generated from operating activities for the six months ended June 30, 1997 versus the six months ending June 30, 1996. With regard to investment activities, the acquisition of Upper Peninsula Telephone Company, offset by repayment of a note by Coronet Communications Corporation, and return of bidding deposits from the FCC with respect to activities by Aer Force Communications B, L.P., resulted in an $8.8 million increase in cash used in investing activities as compared to the prior year period. The $2.1 million used for financing activities resulted when the Registrant repaid a $10 million affiliate loan with funds received from the return of the F-Block bidding deposit, borrowed $10 million to finance the acquisition of 60% of the shares of Upper Peninsula Telephone Company and the payment of the first interest installment on the C-Block debt (see below). The Registrant borrowed an additional $10 million in July to pay for the 40% of Upper Peninsula. This compared to a net borrowings in the first half of 1996 due to capital expenditures and acquisition of telephone access lines by the Registrant's telephone companies.

Registrant maintains an active acquisition program and generally finances each acquisition with a significant component of debt. This acquisition debt contains restrictions on the amount of readily available funds that can be transferred to the Parent Company from its subsidiaries. At June 30, 1997, the Registrant has $53.8 million of unused short-term and long-term lines of credit facilities, $6.0 million of which applied to the Parent Company.

Subsidiaries of the Registrant hold limited partnership interests in and have loan commitments to two partnerships which were the winning bidders in the Federal Communications Commission's ("FCC") C-Block and F-Block Auctions for 30 megahertz and 10 megahertz, respectively, of broadband spectrum to be used for PCS.

In the C-Block Auction, an entity, Fortunet Communications L.P. ("Fortunet"), 49% owned by the Registrant, acquired 31 licenses to provide PCS to geographic areas of the United States with a population of 7.0 million. The cost of these licenses was $216.2 million. $194.6 million of the cost of these licenses was funded via a loan from the United States Government. The loan requires quarterly interest payments of 7% (The Registrant argues strenuously that the interest rate should have been 6.51%, the applicable treasury rate at the time the licenses were awarded), and with quarterly principal amortization in years 7, 8, 9, and 10. On March 31, 1997, the FCC has suspended until further notice the quarterly payments, pending resolutions of certain matters. As of June 30, 1997, Registrant's subsidiary invested $598,000 in partnership equity and $24.4 million in loans to Fortunet and has funding commitments to provide an additional $16.3 million in loans. Fortunet recently filed with the FCC a letter asking for certain relief with regard to the interest and principal payments and ownership restrictions associated with licenses won by Fortunet. The FCC is considering whether to restructure the government installment debt since many of the "C" Block licensees are experiencing difficulty in obtaining financing needed via the public and private markets to fund the Government loan as well as the capital build-out and operating loss and working capital requirements. Bankruptcy of Pocket Communications, a "C" Block licensee, further clouds the near term outlook for financing and development of the PCS licenses. Lynch does not know what action, if any, the FCC will take but expects the FCC to make a decision by year end. The future realizability of Registrant's investment in these licenses will be based on the decisions of the FCC, and as a result of those decisions, Fortunet's ability to obtain vendor and other third party financing as well as entering into operating agreements for our licenses.

In the F-Block Auction, Aer Force Communications B, L.P. ("Aer Force"), 49.9% owned by Registrant, acquired five licenses to provide personal communications services in geographic areas of the United States with a total population of 20 million. The cost of these licenses was $19.0 million. $15.2 million of the cost of the licenses will be financed with a loan from the United States Government. The interest rate on the loan will be the long-term Government rate at the date of issuance and with quarterly principal amortization in year 3 to 10. On May 12, 1997, the Registrant loaned the entity $1.0 million to make its final down payment on four of the five licenses (which were awarded) and the interest rate on the United States Government loan of $8.1 million was set at 6.25%. As of June 30, 1997, Registrant's subsidiary has invested $99 thousand in partnership equity and provided the entity with a loan of $2.5 million funded by a short-term secured borrowing by the Registrant and has a
funding commitment of $8.9 million to the entity.   On July 14, 1997, the
Registrant loaned the entity $0.9 million to make the final down payment on the fifth license which was awarded at that time. The Registrant has borrowed the $3.5 million on a short-term basis to fund its F-Block loan commitment. In addition, the Registrant has under consideration a proposed dividend to its shareholders of its 49.9% ownership in Aer Force.

The Registrant's subsidiaries are currently seeking alternatives to minimize or raise funds for their funding commitments to the entities. There are many risks associated with PCS. In addition, funding aspects of acquisition of licenses and the subsequent mandatory build out requirements plus the amortization of the license, could significantly and materially impact the Registrant's reported net income over the next several years. Of note, under the current structure, the ramifications of this should not impact reported revenues and EBITDA in the future. For further information on PCS, including various risks, see Item 1 -I(c) of Form 10-K for the year ended December 31, 1996.

In December, 1996, the Registrants' Board of Directors announced that it is examining the possibility of splitting, through a "Spin-off," of either its communications operations or its manufacturing operations. A spin-off could improve management focus, facilitate and enhance financings and set the stage for future growth, including acquisitions. A split could also help surface the underlying values of the company as the different business segments appeal to differing "value" and "growth" cultures in the investment community. There are a number of matters to be examined in connection with a possible spin-off, including tax consequences, and there is no assurance that such a spin-off will be effected.

In order to fund future growth of the Registrant's manufacturing subsidiaries, each of these subsidiaries, Spinnaker Industries, Inc., Lynch Display Technologies, Inc. and M-tron Industries, Inc. is in the process of undertaking refinancing/strategic initiative program, that is, to either raise financing for future acquisitions or form a joint venture strategic partnership. There is no assurance that any or all of these companies can accomplish these programs.

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

Included in this Management Discussion and Analysis of Financial Condition and Results of Operations are certain forward looking financial and other information, including without limitation matters relating to PCS, a possible spin-off and a refinancing/strategic initiative program. It should be recognized that such information are projections, estimates or forecasts based on various assumptions, including without limitation, meeting its assumptions regarding expected operating performance and other matters specifically set forth, as well as the expected performance of the economy as it impacts the Registrant's businesses, and what actions the FCC may take with respect to PCS. As a result, such information is subject to uncertainties, risks and inaccuracies.

PART II OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

  (a) At the Annual Meeting of Stockholders of the Registrant held on May 8, 1997, the following persons were elected as Directors with the following votes;

            Name             Votes For             Votes Withheld

       Morris Berkowitz         1,281,178            1,485
       E. Val Cerutti           1,281,178            1,485
       Paul J. Evanston         1,281,178            1,485
       John C. Ferrara          1,281,178            1,485
       Mario J. Gabelli         1,281,178            1,485
       Salvatore Muoio          1,281,178            1,485
       Ralph R. Papitto         1,281,178            1,485
       Paul P. Woolard          1,281,178            1,485

  (b) The following shares were voted as indicted on Item 2 of the Registrant's Proxy Statement, dated April 16, 1997: The Principal Executive Bonus Plan.

       For: 872,462   Against: 19,649            Abstain: 39,863

       Broker non-votes totaled 350,689.




Item 5.     Other Information

       Reference is made to Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations -
       Liquidity/Capital Resources for information on personal communications services, particularly Fortunet Communications, L.P. See also Item 1-I(c) Personal Communications Services ("PCS") in Registrant's Form 10-K for the year ended December 31, 1996.

       On May 23, 1997, Registrant acquired the remaining 40% of the stock of Upper Peninsula Telephone Company for $10 million. Registrant had acquired approximately 60% of the stock of Upper Peninsula Telephone Company on March 18, 1996 for $15 million. The acquisition costs set forth above do not include debt of Upper Peninsula Telephone Company assumed and transaction costs. See
       Item 6(b).

Item 6.     Exhibits and Reports on Form 8-K

       (a)  Exhibits

            *10(o) -  Directors Stock Plan as Amended
             27    -  Financial Data Schedule

       (b)  Reports on Form 8-K

            On April 1, 1997, Registrant filed a report on Form 8-K (dated March 18, 1997) re the acquisition of Upper Peninsula Telephone Company, and on May 29, 1997, Registrant filed a Form 8-K/A containing financial statements re the Upper Peninsula Telephone Company acquisition.


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


August 14, 1997