Form 10-Q
period 1997-09-30
LYNCH CORP
filed 1997-11-14
CIK 61004

SECURITIES & EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q


(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                or

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

Yes  X    No

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.

        Class                             Outstanding at November 1, 1997
Common Stock, no par value                         1,416,834

                              INDEX

                LYNCH CORPORATION AND SUBSIDIARIES



PART I.     FINANCIAL INFORMATION

          Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheet:
                           -  September 30, 1997
                           -  December 31, 1996 (Audited)

          Condensed Consolidated Statements of Operations:
             -  Three and nine months ended September 30, 1997 and 1996

          Condensed Consolidated Statements of Cash Flows:
                           -  Nine months ended September 30, 1997 and 1996

          Notes to Consolidated Financial Statements:


          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.    OTHER INFORMATION

          Item 2.   Changes in Securities

          Item 5.   Other Information

          Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

Part 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                LYNCH CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED  BALANCE SHEET
(In thousands)                                  September 30    December 31
                                                    1997           1996
                                                 (Unaudited)        (A)
ASSETS
CURRENT ASSETS:
 Cash and Cash Equivalents                             $ 25,556  $ 33,946
 Marketable Securities and Short-Term Investments         2,919     2,156
 Receivables, Less Allowances of $1,624 and $1,525       57,572    52,963
 Inventories                                             36,643    36,859
 Deferred Income Tax Benefits                             5,571     5,571
 Other Current Assets                                    11,230     8,598
 Total Current Assets                                   139,491   140,093

PROPERTY, PLANT AND EQUIPMENT:
 Land                                                     1,473     1,367
 Buildings and Improvements                              23,847    21,334
 Machinery and Equipment                                188,350   157,025
                                                        213,670   179,726
 Less Accumulated Depreciation                          (58,012)  (46,707)
 Net Property, Plant and Equipment                      155,658   133,019

INVESTMENTS IN AND ADVANCES TO PCS ENTITIES              24,947    34,116
INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES       1,273     2,529
EXCESS OF COSTS OVER FAIR VALUE OF NET ASSETS ACQUIRED   74,133    69,206
OTHER ASSETS                                             13,486    13,657
   Total Assets                                        $408,988  $392,620

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes Payable to Banks                                 $ 22,334  $ 17,419
Trade Accounts Payable                                   21,033    20,998
Accrued Liabilities                                      39,174    36,275
Current Maturities of Long-Term Debt                      8,776    23,769
          Total Current Liabilities                      91,317    98,461

LONG-TERM DEBT                                          244,952   219,579
DEFERRED INCOME TAXES                                    22,557    22,389
MINORITY INTERESTS                                       14,201    13,268
SHAREHOLDERS' EQUITY
 COMMON STOCK, NO PAR VALUE-10,000,000 SHARES
 AUTHORIZED; 1,471,191 shares issued (at stated value)   5,139      5,139
 ADDITIONAL PAID - IN CAPITAL                             8,635     8,417
 RETAINED EARNINGS                                       22,936    26,472
 TREASURY STOCK OF 54,357 AND 80,157 SHARES AT COST       (749)    (1,105)
     Total Shareholders' Equity                          35,961    38,923
    Total Liabilities and Shareholders' Equity         $408,988  $392,620

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

See Notes to Condensed Consolidated Financial Statements

                LYNCH CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                           (UNAUDITED)
               (In thousands, except share amounts)

                                       Three Months        Nine  Months
                                    Ended September 30   Ended September 30
SALES AND REVENUES                   1997     1996       1997       1996
  Multimedia                     $ 12,739    $ 7,397    $ 34,901  $ 20,753
  Services                         38,293     35,306     111,137   102,510
  Manufacturing                    67,685     74,618     202,884   217,026
                                  118,717    117,321     348,922   340,289
Costs and expenses:
  Multimedia                        9,396      5,223      26,188    14,824
  Services                         34,821     32,417     101,674    94,922
  Manufacturing                    57,164     63,063     170,369   180,670
  Selling and administrative       11,049      9,904      32,052    31,839
OPERATING PROFIT                    6,287      6,714      18,639    18,034

Other income (expense):
 Investment Income                    554        519       1,411     1,667
 Interest expense                  (5,901)    (4,254)    (17,178)  (12,439)
Share of operations of
 affiliated companies                  20          8          91        74
Impairment of PCS licenses         (7,024)         0      (7,024)        0
Gain (Loss) on Sale of
 Subsidiary Stock                    (91)          0         169     4,178
                                 (12,442)     (3,727)    (22,531)   (6,520)
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES
  AND MINORITY INTERESTS           (6,155)     2,987      (3,892)   11,514
Provision for income taxes          2,041     (1,240)      1,139    (4,666)
Minority interests                   (160)      (498)       (783)   (1,160)
INCOME (LOSS) FROM CONTINUING
  OPERATIONS                     $ (4,274)  $  1,249    $ (3,536) $  5,688

DISCONTINUED OPERATIONS:
  LOSS FROM OPERATIONS OF DIS-
  CONTINUED  LYNCH TRI-CAN INTER-
  NATIONAL (LESS APPLICABLE INCOME
  TAXES OF $90)                         0          0          0       (148)
  LOSS ON DISPOSAL OF LYNCH TRI-CAN
  INTER-NATIONAL(LESS APPLICABLE
    INCOME TAXES OF $305)               0          0          0       (595)
      NET INCOME (LOSS)          $ (4,274)  $  1,249   $ (3,536)  $  4,945

Weighted average shares
  outstanding                   1,417,000   1,408,000  1,414,000   1,404,000

INCOME (LOSS) PER COMMON SHARE:

INCOME (LOSS) FROM
CONTINUING OPERATIONS          $   (3.02)   $   0.89   $  (2.50)  $   4.05

LOSS FROM DISCONTINUED OPERATIONS   0.00        0.00       0.00      (0.53)
    NET INCOME (LOSS)           $  (3.02)   $   0.89   $  (2.50)  $   3.52

See Notes to Condensed Consolidated Financial Statements

                LYNCH CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (UNAUDITED)
                          (In thousands)

                                                           Nine Months Ended
                                                             September 30
                                                           1997      1996
OPERATING ACTIVITIES

Net Income (Loss)                                          $(3,536) $ 4,945
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
  Depreciation and amortization                             15,984   12,514
  Net effect of purchases and
    sales of trading securities                               (763)   9,461
  Deferred taxes                                            (2,388)   1,707
  Share of operations of affiliated companies                  (91)     (74)
  Minority interests                                            783    1,160
  Gain on sale of stock by subsidiaries                        (169)  (4,187)
  Impairment of PCS Licenses                                  7,024        0
  Changes in operating assets and liabilities:
    Receivables                                              (4,449)  (2,741)
    Inventories                                                 216   (5,953)
    Accounts payable and accrued liabilities                  1,259    1,268
    Other                                                      (635)  (3,255)

NET CASH FROM OPERATING ACTIVITIES                           13,235   14,854

INVESTING  ACTIVITIES
Capital Expenditures                                        (13,700) (17,435)
Acquisition of lines from U.S. West                               0   (5,680)
Investment in Coronet Communications Company                  2,995        0
Investment in Upper Peninsula Telephone Company             (25,721)       0
Sale of Investments-Cellular Partnership                      8,576        0
Investment in Personal Communications
 Services Partnerships                                        2,145  (14,306)
 Other                                                          (82)    (363)

NET CASH USED IN INVESTING ACTIVITIES                       (25,787) (37,784)
FINANCING ACTIVITIES
  Issuance of long-term debt, net                             3,219   22,410
  Treasury stock transactions                                   657      730
  Minority interest transactions                                286      637

NET CASH FROM FINANCING ACTIVITIES                            4,162   23,777

Net increase (decrease)  in cash and cash equivalents        (8,390)     847
Cash and cash equivalents at beginning of period             33,946   15,921

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   25,556   16,768

See Notes to Condensed Consolidated Financial Statements.

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.     Subsidiaries of the Registrant


                                                      Owned by
Subsidiary                                              Lynch
Brighton Communications Corporation                    100.0%
  Lynch Telephone Corporation IV                       100.0%
    Bretton Woods Telephone Company, Inc.              100.0%
    World Surfer, Inc.                                 100.0%
  Lynch Kansas Telephone Corporation                   100.0%
  Lynch Telephone Corporation VI                        98.0%
    J.B.N. Telephone Company, Inc.                      98.0%
      J.B.N. Finance Corporation                        98.0%
  Giant Communications, Inc.                           100.0%
    Lynch Telephone Corporation VII                    100.0%
      USTC Kansas, Inc.                                100.0%
        Haviland Telephone Company, Inc.               100.0%
          Haviland Finance Corporation                 100.0%
   DFT Communications Corporation                      100.0%
    Dunkirk & Fredonia Telephone Company               100.0%
      Cassadaga Telephone Company                      100.0%
        Macom, Inc.                                    100.0%
      Comantel, Inc.                                   100.0%
        D&F Cellular Telephone, Inc.                   100.0%
          Erie Shore Communications, Inc.              100.0%
      DFT Long Distance Corporation                    100.0%
    LMT Holding Corporation                            100.0%
      Lynch Michigan Telephone Holding Corporation     100.0%
        Upper Peninsula Telephone Company              100.0%
          Alpha Enterprises Limited                    100.0%
            Upper Peninsula Cellular North, Inc.       100.0%
            Upper Peninsula Cellular South, Inc.       100.0%

Global Television, Inc.                                100.0%

Inter-Community Acquisition Corporation                 83.0%

Home Transport Services, Inc.                          100.0%

Lynch Capital Corporation                              100.0%

Lynch Entertainment Corporation                        100.0%
Lynch Entertainment Corporation II                     100.0%

Lynch International Exports, Inc.                      100.0%

Lynch Manufacturing Corporation                        100.0%
  Lynch Display Technologies, Inc.                     100.0%
    Lynch Machinery, Inc.                               90.0%
  M-tron Industries, Inc.                               94.0%
    M-tron Industries, Ltd.                             94.0%
  Spinnaker Industries, Inc                             67.3%
    Entoleter, Inc.                                     67.3%
    Brown-Bridge Industries, Inc.                       67.3%
    Central Products Company                            67.3%
Lynch Multimedia Corporation                           100.0%
  CLR Video, L.L.C.                                     60.0%
The Morgan Group, Inc.                           66.24%(V)/50.95%(O)
  Morgan Drive Away, Inc.                        66.24%(V)/50.95%(O)
    Transport Services Unlimited, Inc.           66.24%(V)/50.95%(O)
  Interstate Indemnity Company                   66.24%(V)/50.95%(O)
  Morgan Finance, Inc.                           66.24%(V)/50.95%(O)
  TDI, Inc.                                      66.24%(V)/50.95%(O)
   Home Transport Corporation                    66.24%(V)/50.95%(O)
    MDA Corporation                              66.24%(V)/50.95%(0)

Lynch PCS Communications Corporation                   100.0%
  Lynch PCS Corporation A                              100.0%
  Lynch PCS Corporation F                              100.0%
  Lynch PCS Corporation G                              100.0%

Lynch Interactive Corporation                          100.0%
Lynch Telecommunications Corporation                   100.0%
  Lynch Telephone Corporation                           80.1%
    Western New Mexico Telephone Co., Inc.              80.1%
    WNM Communications Corporation                      80.1%
    Wescel Cellular, Inc.                               80.1%
      Wescel Cellular of New Mexico
       Limited Partnership                              40.9%
     Wescel Cellular, Inc. II                           80.1%
    Northwest New Mexico Cellular, Inc.                 40.1%
      Northwest New Mexico Cellular of
      New Mexico Limited Partnership                    20.5%
       Enchantment Cable Corporation                    80.1%
  Lynch Telephone Corporation II                        83.0%
    Inter-community Telephone Company                   83.0%
      Inter-community Telephone Company II              83.0%
  Lynch Telephone Corporation III                       81.0%
    Cuba City Telephone Exchange Company                81.0%
    Belmont Telephone Company                           81.0%

Notes:

 (V)=Percentage voting control; (O)=Percentage of equity ownership


B.    Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals)
considered necessary for a fair presentation have been included.   Operating
results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

C.    Acquisitions

On March 18, 1997, Lynch Michigan Telephone Holding Company, a wholly-owned subsidiary of the Registrant, acquired approximately 60% of the outstanding shares of Upper Peninsula Telephone Company for $15.2 million. The Registrant completed the acquisition of the remaining 40% on May 23, 1997. The total cost of the acquisition was $26.5 million. As a result of this transaction, the Registrant recorded approximately $7.4 million in goodwill which is being amortized over 25 years.

On December 31, 1996, The Morgan Group, Inc., an approximately 51% owned subsidiary of the Registrant, acquired the operating assets of Transit Homes of America, Inc., a provider of transportation services to a number of producers in the manufactured housing industry. The purchase price was approximately $4.4 million, including assumed obligations.

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

                                   Three Months Ended     Nine Months Ended
                                       September 30         September 30
                                     1997     1996         1997      1996
                                   (In thousands, except per share data)

Sales and Revenues               $118,717     $130,981    $351,178   $378,198
Operating Profit                    6,287        7,952      19,549     26,388
Income (Loss) from Continuing
 Operations Before Income Taxes
 and Minority Interest             (6,155)       3,101      (3,664)    16,454
Net Income (Loss)                  (4,274)       1,220      (3,440)     7,946
Net Income (Loss) Per Share        ($3.02)       $0.87      ($2.43)     $5.66

The proforma results for the nine months ending September 30, 1996, reflect the sale of Dunkirk & Fredonia's cellular telephone interests which resulted in a pre-tax gain of $5.1 million, or $3.65 per share, included in operating profit. The after-tax gain on the sale of the cellular interests was $3.4 million, or $2.43 per share.

D.    Discontinued Operations

During the second quarter of 1996, the Registrant decided to discontinue the operations of Tri-Can International, Ltd. ("Tri-Can") and sell the assets of that operation. The sale was completed in August 1996. Tri-Can, a manufacturer of packaging machinery, recorded sales of $2.8 million for the nine months ended September 30, 1996. The assets sold primarily consisted of inventory, fixed assets and intangibles. Accordingly, during the nine months ended September 30, 1996, results of Tri-Can are presented as "discontinued operations."

E.     Inventories

Inventories are stated at the lower of cost or market value. At September 30, 1997, inventories were valued by three methods: last-in, first-out (LIFO)
-  56%, specific identification - 40%, and first-in, first-out (FIFO) -
4%.  At December 31, 1996, the respective percentages were 53%, 42%, and 5%.

                                                  In Thousands
                                                9-30-97  12-31-96
          Raw material and supplies             $ 9,634  $10,987
          Work in process                         5,104    3,950
          Finished goods                         21,905   21,922
              Total Inventories                 $36,643  $36,859

F.     Indebtedness

On a consolidated basis, at September 30, 1997, the Registrant maintains short-term and long-term lines of credit facilities totaling $81.2 million, of which $52.1 million was available. The Registrant (Parent Company) maintains an $18.0 million short-term line of credit facility, of which $3.5 million was available at September 30, 1997. This facility decreases by $1.0 million per month starting on November 30, 1997 and will expire on February 16, 1998. Spinnaker Industries, Inc. maintains lines of credit at its subsidiaries which total $40.0 million, of which $39.7 million was available at September 30, 1997. The Morgan Group maintains lines of credit totaling $10.4 million, $1.6 million was available at September 30, 1997. These facilities, as well as facilities at other subsidiaries of the Registrant, generally limit the credit available under the lines of credit to certain variables, such as inventories and receivables, and are secured by the operating assets of the subsidiary, and include various financial covenants. At September 30, 1997, $30.1 million of these total facilities expire within one year.

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


Long term debt consists of:                              9-30-97     12-31-96

Spinnaker Industries, Inc. 10.75% Senior
 Secured Note due 2006                                  $115,000     $115,000

Rural Electrification Administration and
 Rural Telephone Bank notes payable in
 equal quarterly installments through 2027
 at fixed interest rates ranging from 2% to
 7.5% (4.7% weighted average)                             47,549       34,734

Bank credit facilities utilized by certain
 telephone and telephone holding companies
 through 2009, $36.4 million at a fixed
 interest rate averaging 8.9% and $19.3 million
 at variable interest rates averaging 9.0%                55,742       41,513

Unsecured notes issued in connection with
 telephone company acquisitions at fixed
 interest rates averaging 9% with maturities
 through 2006.                                           27,945        28,044

Gabelli Funds, Inc. and affiliates loans
 at fixed rates of 10% due on August 12, 1997                 0        11,800

Other                                                     7,492        12,257
                                                        253,728       243,348
Current Maturities                                       (8,776)      (23,769)
                                                       $244,952      $219,579

H.    Gain (Loss) on Sale of Subsidiary Stock

As a result of the conversion of the $6.0 million Convertible Subordinated Alco Note of Spinnaker into their Common Stock on May 5, 1996 and other transactions, the Registrant, in accordance with its accounting policy, recognized a gain of $4.1 million, ($2.4 million, or $1.74 per share after taxes) in the second quarter of 1996. During the third quarter of 1997, as a result of the exercise of a portion of the stock warrants held by the management of Spinnaker, the Registrant recorded a loss of $91 thousand, or $53 thousand after tax (or $0.04 per share).

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




Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Sales and Revenues

Revenues for the third quarter of 1997 increased by $1.4 million, or 1%, from the third quarter of 1996. Within the operating segments, multimedia, whose revenues increased by 72%, contributed $5.3 million to the increase and services, whose revenues increased by 8%, contributed $3.0 million to the overall increase. Revenues of the manufacturing segment dropped 9% and were $6.9 million less than the third quarter of 1996. The acquisitions of Dunkirk & Fredonia Telephone Company ($2.6 million contribution), which occurred on November 26, 1996, and Upper Peninsula Telephone Company ($2.2 million contribution), which a majority interest was obtained on March 18, 1997, were the primary contributors to the increase in multimedia's operating revenues. Revenues of $4.8 million as a result of the acquisition of Transit Homes of America, Inc., which occurred on December 30, 1996, offset by lower "Truckaway" revenues, an operation which was sold in the second quarter of 1997, was the primary contributor to the increased revenues at The Morgan Group, Inc. Within the manufacturing group, revenues for Spinnaker were lower by $6.8 million or 11% from the third quarter of 1996: at Central Products Company, competitive pricing pressure offset somewhat higher unit demand and resulted in lower revenues by $2.1 million, timing of shipments decreased Brown-Bridge revenues by $3.1 million and Entoleter revenues of industrial equipment were lower by $1.6 million. Timing delays in the manufacturing of extra-large glass presses resulted in a $2.8 million period to period short-fall in revenues at Lynch Machinery, Inc. and improved demand for electronic components, predominantly by telecommunications capital equipment manufacturers, resulted in higher revenues of $2.6 million at M-tron.

For the nine months ended September 30, 1997, revenues increased by $8.6 million, or 3% better than the nine months ended September 30, 1996. Multimedia revenues increased by $14.1 million reflecting the acquisitions of Dunkirk & Fredonia and Upper Peninsula of $7.6 million and $4.4 million, respectively. Morgan's revenues increased by $8.6 million reflecting revenues of Transit Homes of America of $13.9 million, offset by lower driver outsourcing Truckaway revenues. Manufacturing revenues decreased by $14.1 million reflecting (1) order short-fall at Lynch Machinery, $5.8 lower (2) revenue shortfalls at all three units of Spinnaker, $11.6 million decrease and (3) offset by improved demand at M-tron, $3.3 million increase.


Operating Profit

Operating profit for the third quarter of 1997 decreased by $.4 million from the third quarter of 1996. Operating profit in the multimedia and services segments increased by $1.2 million and $0.5 million, respectively, while manufacturing operating profits decreased by $2.0 million. Corporate expenses increased by $0.1 million. In the multimedia segment, higher revenues resulted in increased EBITDA (earnings before interest, taxes, depreciation and amortization) of $2.3 million, offset by increased depreciation and amortization expense of $1.1 million, both primarily associated with the acquisitions of Dunkirk & Fredonia Telephone Company and Upper Peninsula Telephone Company. Increased revenues and absence of the unprofitable Truckaway operation, increased operating profit at Morgan by $0.5 million or 59%. The decrease in the operating profit at the manufacturing group related to the reduced revenues at all the operating units except for M-tron whose revenues and profit increased significantly.


For the nine months ended September 30, 1997, operating profit increased by $0.6 million, or 3%. Multimedia operating profit increased by $2.7 million reflecting the acquisition of Dunkirk & Fredonia and Upper Peninsula of $0.7 million and $1.9 million, respectively. Morgan's operating profit increased by $1.6 million reflecting higher revenues and improved product mix. Manufacturing operating profit fell by $3.9 million. Spinnaker's operating profit fell by $0.9 million due to reduced revenues at all units. Lynch Machinery's operating profit fell by $2.8 million reflecting reduced revenues. M-tron's operation profit increased by $0.2 million.

Other Income (Expense), Net

Investment income in the third quarter of 1997 was $0.6 million which was an increase of $0.1 million from the third quarter of 1996.

Interest expense increased by $1.6 million to $5.9 million in the third quarter of 1997 from $4.3 in the third quarter of 1996. The increase was a result of an increase in interest expense and amortization of deferred financing costs of $1.0 million at Spinnaker Industries, Inc., as a result of the issuance of $115 million of senior secured notes on October 23, 1996, and interest expenses of $0.5 million associated with the acquisition of Dunkirk & Fredonia Telephone Company and $0.6 million with the acquisition of Upper Peninsula Telephone Company. These amounts did not include $0.7 million of capitalized interest associated with the development of the personal communications services ("PCS") licenses. On a year to date basis, the acquisition of Dunkirk & Fredonia contributed $1.5 million of interest expense, Upper Peninsula contributed $1.1 million of additional interest expense and Spinnaker's high yield results in $2.6 million of incremental interest expense. This amount did not include $1.7 million of capitalized interest for PCS licenses.

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


During the third quarter of 1997, the Registrant took a write off of 30% of the investment in, loans to, and deferred costs associated with its subsidiary's 49.9% equity ownership in Fortunet Communications, L.P. ("Fortunet"), a partnership formed to acquire, construct and operate licenses for the provision of personal communications services in the so called C-Block auction. Such write-off amounted to $7.0 million, or $4.6 million after tax benefit.

In May 1996, the FCC concluded the so-called "C-Block" auction for 30-megahertz of broadband spectrum across the United States to be used for personal communications services ("PCS"). PCS is the second generation of low-cost digital wireless service utilized for voice, video and data devices. In the C-Block auction, certain qualified small businesses were afforded bidding credits as well as access to long-term government financing for the cost of the licenses acquired.

As a result of this auction, Fortunet acquired 31 licenses in 17 states covering a population ("POP") of 7.0 million. The total cost of these licenses was $216 million, or $30.76 per 30-megahertz POP, after the 25% bidding credit. Events during and subsequent to the auction, as well as other externally driven technological and market forces, have made financing of the build-out of these licenses through the capital markets much more difficult than previously anticipated.

Fortunet, as well as many of the license holders from this auction, has petitioned the FCC for relief in terms of (1) resetting the interest rate to the appropriate rate at the time; (2) further reducing or delaying the required debt payments in order to afford better access to capital markets; and (3) relaxing the restrictions with regard to ownership structure and alternative arrangements in order to afford these small businesses the opportunity to more realistically restructure and build-out their systems. The response from the FCC, which was announced on September 26, 1997, afforded license holders a choice of four options, one of which was the resumption of current debt payments; which had been suspended earlier this year. The ramifications of choosing the other three courses of action could result in Fortunet ultimately forfeiting either 30%, 50%, or 100% of its current investment in these licenses. While Fortunet is still examining what action, if any, it will take with these options and will continue to look for ways to finance and build out this spectrum, the management of the Registrant provided for a 30% reserve of its investment at this time, as this represents management's estimate of the impairment of this investment given the current available alternatives.

Tax Provision

The income tax provision (benefit) includes federal, as well as state and local taxes. The tax provision (benefit) for the three months ended September 30, 1997 and 1996, represent effective tax rates of (33%) and 42%, respectively. The 1997 rate is effected due to the anticipated inability to currently provide for a state income tax benefit for the impairment of the PCS investment. The remaining differences from the federal statutory rate are principally due to the effect of state income taxes and amortization of non-deductible goodwill.

Minority Interest

Minority interest was $0.3 million lower in the third quarter of 1997 versus the third quarter of 1996, predominantly due to decreased net profits at Spinnaker Industries, Inc. a 67.3% owned subsidiary.

Income From Continuing Operations

During the third quarter of 1997, the Registrant recorded losses from continuing operations of ($4.3) million, or ($3.02) per share, as compared to income from continuing operations of $1.2 million, or $.89 per share, in the third quarter of 1996. The gain on the sale of Lafayette County Satellite TV in 1997 had a net profit effect of $158 thousand, or $0.11 per share, and the gain on the conversion of the Alco note in the third quarter of 1996, had a net profit effect of $2.4 million, or $1.74 per share in 1996.

Discontinued Operations

The Registrant had decided to discontinue the operations at Tri-Can International, Ltd. in the second quarter of 1996 (see Note D). Accordingly, its operating results in the nine months ended September 30, 1996 are treated as discontinued operations.

Net Income/Loss

Net loss for the three months ended September 30, 1997 was ($4.3) million, or ($3.02) per share, as compared to a net income of $1.2 million, or $0.89 per share in the previous year's quarter. Net loss for the nine months ended September 30, 1997 was ($3.5) million, or ($2.50) per share, as compared to $4.9 million, or $3.52 per share, for the comparable period in 1996.

Backlog/New Orders

Total backlog of manufactured products at September 30, 1997 was $44.4 million, which represents an increase of $23.5 million from the backlog of $20.9 million at December 31, 1996. A $16.0 million extra-large glass press order at Lynch Machinery helped increase their backlog to $26.7 million.

Liquidity/Capital Resources

At September 30, 1997, the Registrant has $28.5 million in cash and short-term investments, $1.2 million of which was at the Parent Company, which was $7.6 million less than the amount reported at December 31, 1996. Working capital at September 30, 1997, was $48.2 million compared to $41.6 million at December 31, 1996. The decrease in cash and short-term investments was primarily the result of funding the acquisition of Upper Peninsula and the increase in working capital was primarily the result of the reduction in the current portion of long-term debt. Total debt was $276.1 million at September 30, 1997 compared to $260.8 million at December 31, 1996. The increase was due primarily to debt incurred to fund the Registrant's acquisition of Upper Peninsula Telephone Company. As reported in the Registrant's Consolidated Statement of Cash Flow, during the nine months ended September 30, 1997, operating activities generated $13.2 million in cash, investing activities used $25.8 million, and financing activities provided $4.2 million. Respective amounts for nine months ended September 30, 1996, were $14.9 million, ($37.8) million, and $23.8 million. The net loss, lower net sales of trading securities, and an increase in accounts receivable at The Morgan Group, Inc. resulted in decreased cash generated from operating activities for the nine months ended September 30, 1997 versus the nine months ending September 30, 1996. With regard to investment activities, the acquisition of Upper Peninsula Telephone Company, offset by repayment of a note by Coronet Communications Corporation, sale of cellular partnership interests previously held by Upper Peninsula Telephone Company and return of bidding deposits from the FCC with respect to activities by Aer Force Communications B, L.P., resulted in a $12.0 million decrease in cash used in investing activities as compared to the prior year period. The $4.0 million generated from financing activities resulted when the Registrant repaid a $10 million affiliate loan with funds received from the return of the F-Block bidding deposit, borrowed $10 million from an affiliate to finance the acquisition of 60% of the shares of Upper Peninsula Telephone Company and the payment of the first interest installment on the C-Block debt (see below). The Registrant borrowed an additional $10 million in July to pay for the 40% of Upper Peninsula. This compared to net borrowings of $22.4 million in the first three quarters of 1996, due to capital expenditures and acquisition of telephone access lines by the Registrant's telephone companies.

Registrant maintains an active acquisition program and generally finances each acquisition with a significant component of debt. This acquisition debt contains restrictions on the amount of readily available funds that can be transferred to the Parent Company from its subsidiaries. At September 30, 1997, the Registrant has $52.1 million of unused short-term and long-term lines of credit facilities, $3.5 million of which applied to the Parent Company.

Subsidiaries of the Registrant hold limited partnership interests in and have loan commitments to two partnerships which were the winning bidders in the Federal Communications Commission's ("FCC") C-Block and F-Block Auctions for 30 megahertz and 10 megahertz, respectively, of broadband spectrum to be used for PCS.

In the C-Block Auction, Fortunet, 49.9% owned by a subsidiary of the Registrant, acquired 31 licenses to provide PCS to geographic areas of the United States with a population of 7.0 million. The cost of these licenses was $216.2 million. $194.6 million of the cost of these licenses was funded via a loan from the United States Government. The loan requires quarterly interest payments of 7% (The Registrant argues strenuously that the interest rate should have been 6.51%, the applicable treasury rate at the time the licenses were awarded), and with quarterly principal amortization in years 7, 8, 9, and 10.

In the F-Block Auction, East/West Communications, Inc. ("East/West"), incorporated in August 1997 as a successor to Aer Force Communications B, L.P. minority owned by a subsidiary of the Registrant, acquired five licenses to provide personal communications services in geographic areas of the United States with a total population of 20 million. The cost of these licenses was $19.0 million. $15.2 million of the cost of the licenses is financed with a loan from the United States Government. The interest rate on the loan is 6.25% with quarterly principal amortization in years 3 to 10. On May 12, 1997, the Registrant's subsidiary loaned East/West $1.0 million to make its final down payment on four of the five licenses (which were awarded). On July 14, 1997, the Registrant loaned East/West $0.9 million to make the final down payment on the fifth license which was awarded at that time. As of September 30, 1997, Registrant's subsidiary has invested $99 thousand in partnership equity and provided East/West with a loan of $2.5 million funded by a short-term secured borrowing by the Registrant and has a funding commitment of $8.9 million to East/West. The Registrant has borrowed the $3.5 million on a short-term basis to fund its F-Block loan commitment. In addition, the Registrant intends to dividend to its shareholders its 40% net interest of East/West on or about December 5, 1997, subject to necessary approvals.

The Registrant's subsidiaries are currently seeking alternatives to minimize or raise funds for their funding commitments to the entities. There are many risks associated with PCS. Interest payments on the Government debt which were suspended in March-April, 1997 by the FCC will resume beginning March 31, 1998. In addition, funding aspects of acquisition of licenses and the subsequent mandatory build out requirements plus the amortization of the license, could significantly and materially impact the Registrant's reported net income over the next several years. Of note, under the current structure, the ramifications of this should not impact reported revenues and EBITDA in the future. For further information on PCS, including various risks, see Item 1 -I(c) of Form 10-K for the year ended December 31, 1996.

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

In order to fund future growth of the Registrant's manufacturing subsidiaries, each of these subsidiaries, Spinnaker Industries, Inc., Lynch Display Technologies, Inc. (parent of Lynch Machinery, Inc.) and M-tron Industries, Inc. is in the process of undertaking refinancing/strategic initiative program, that is, to either raise financing for future acquisitions or form a joint venture strategic partnership. There is no assurance that any or all of these companies can accomplish these programs.

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

Included in this Management Discussion and Analysis of Financial Condition and Results of Operations are certain forward looking financial and other information, including without limitation matters relating to PCS, possible spin-offs and a refinancing/strategic initiative program. It should be recognized that such information are projections, estimates or forecasts based on various assumptions, including without limitation, meeting its assumptions regarding expected operating performance and other matters specifically set forth, as well as the expected performance of the economy as it impacts the Registrant's businesses, tax consequences and what actions the FCC may take with respect to PCS. As a result, such information is subject to uncertainties, risks and inaccuracies.



PART II OTHER INFORMATION

        Item 2. Changes in Security and Use of Proceeds

            (c)  On August 11, 1997, Registrant granted 214 shares of its common stock pursuant to Registrant's Directors Stock Plan to a person who became a director of Registrant in 1997, at a price of $70.10 per share (equal to the average stock price for the 30 trading days ended December 31, 1996).
             The issuance was exempt from registration under the Securities Act of 1993 (the "Securities Act") under Section 4(2) thereof and/or the "no sale" theory.

        Item 5. Other Information

              Reference is made to Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations for information on personal communications services. See also Item 1-I(c) Personal Communications Services ("PCS") in Registrant's Form 10-K for the year ended December 31, 1996.



        Item 6. Exhibits and Reports on Form 8-K

               (a)  Exhibits

                 10(u)(i)(a) -   Correction to Loan Agreement dated as of
                                 August 12, 1996 between Registrant and
                                 Gabelli Funds, Inc.

                   10(x)     -   Letter Agreement dated March 25, 1997
                                 between Bal/Rivgam L.L.C. and Lynch PCS
                                 Corporation G.

                   10(y)(i)  -   Promissory Notes of Registrant, dated
                                 March 17, 1997, in the aggregate amount of
                                 $10 million payable to Gabelli Funds, Inc.
                                 and Gabelli Securities, Inc. (which Notes
                                 have been paid off).

                   10(y)(ii) -   Pledge and Security Interest Agreement,
                                 dated as of March 17, 1997 relating to the
                                 Promissory Notes.

                   *10(z)    -   Principal Executive Bonus Plan

                     27      -   Financial Data Schedule

                     (b)  Reports on Form 8-K

                  Registrant filed a Form 8-K, dated October 14, 1997 (Item 5. Other Information) with respect to a letter from Lynch Interactive Corporation to Hector
                  Communications Corporation.



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