Form 10-K405
period 1997-12-31
LYNCH CORP
filed 1998-03-31
CIK 61004

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1997     Commission file number  1-106
                          -----------------                             -----

                                   OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                       to
                              -----------------------  -----------------------


                               LYNCH CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Indiana                                    38-1799862
------------------------------           ------------------------------------
State of other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization

8 Sound Shore Drive, Suite 290, Greenwich, CT                  06830
---------------------------------------------           --------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code    (203) 629-3333
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---     ----

         Indicate by mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock held by non-affiliates of the Registrant (based upon the closing price of the Registrant's Common Stock on the American Stock Exchange on March 23, 1998 of $103.875 per share) was $112,428,587. (In determining this figure, the Registrant has assumed that all
of the Registrant's directors and officers are affiliates.   This assumption
shall not be deemed conclusive for any other purpose.)

     The number of outstanding shares of the Registrant's Common Stock was 1,418,248 as of March 23, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part II: Certain portions of Registrant's Annual Report to Shareholders for the year ended December 31, 1997.
Part III: Certain portions of Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders.

FORWARD LOOKING INFORMATION

         This Form 10-K contains certain forward looking information, including without limitation examining the possibility of a spin-off (pg.2), Item 1-I.A "Regulatory Environment" and possible changes thereto and "Competition" (pgs. 4-6), Item 1-I.C "Personal Communications Services ("PCS")", including possible write downs of Registrant subsidiary's investment in Fortunet (pgs. 9-10), Item 1-II. Morgan "Growth Strategy" (p.12), Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Notes to Financial Statements (Item 14(a) below). It should be recognized that such information are estimates or forecasts based upon various assumptions, including the matters referred to therein, as well as meeting the Registrant's internal performance assumptions regarding expected operating performance and the expected performance of the economy and financial markets as it impacts Registrant's businesses. As a result, such information is subject to uncertainties, risks and inaccuracies.


                                     PART I


ITEM 1. BUSINESS

         The Registrant, Lynch Corporation ("Lynch"), incorporated in 1928 under the laws of the State of Indiana, is a diversified holding company with subsidiaries engaged in multimedia, services and manufacturing. Lynch's executive offices are located at 8 Sound Shore Drive, Greenwich, Connecticut 06830, but are expected to become 401 Theodore Fremd Avenue, Rye, New York 10580-1430 in April 1998. Its current telephone number is 203-629-3333.

         Registrant's business development strategy is to expand its existing operations through internal growth and acquisitions. It may also, from time to time, consider the acquisition of other assets or businesses that are not related to its present business. For the year ended December 31, 1997, multimedia operations provided 10% of the Registrant's consolidated revenues; services operations provided 32% of the Registrant's consolidated revenues; and manufacturing operations provided 58% of the Registrant's consolidated revenues. As used herein, the Registrant includes subsidiary corporations.

         Registrant is pursuing segmentation of its business, through a spin-off of either its multimedia operations or its manufacturing operations. There are a number of matters to be examined in connection with a possible spin-off, including tax consequences (Registrant expects to file a ruling request in the second quarter of 1998 with the Internal Revenue Service with respect thereto) and there is no assurance that the ruling request will be filed, and if filed, granted in a form acceptable to Registrant or that such a spin-off will be effected.


I.  MULTIMEDIA

A.  TELECOMMUNICATIONS

         Operations. The Registrant conducts its telecommunications operations through subsidiary corporations. The telecommunications segment is expanding through the selective acquisition of local exchange telephone companies serving rural areas and by offering additional services to existing customers. From 1989 through 1997, Registrant has acquired ten telephone companies, five of which have indirect minority ownership of 2% to 19%, whose operations range in size from less than 500 to over 9,500 access lines. As of December 31, 1997, total access lines were 36,525, 100% of which are served by digital switches.

         These subsidiaries' principal line of business is providing telecommunications services. These services fall into four major categories: local network, network access, long distance and other. Toll service to areas outside franchised telephone service territory is furnished through switched and special access connections with intrastate and interstate long distance networks.

         At December 31, 1997, the Registrant owned minority interests in certain entities that provide wireless cellular telephone service in several Rural Service Areas ("RSA's") in New Mexico and North Dakota, covering areas with a total population of approximately 393,133, of which the Registrant's proportionate interest is approximately 15,116. Operating results through 1997 have not been significant to date.

         Inter-Community Telephone Company's participation in the Defense Commercial Telecommunications Network/Defense Switching Network (DCTN/DSN) was terminated in early 1996.

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

                                                   YEAR ENDED DECEMBER 31,
                                                   -----------------------
                                                  1997       1996        1995
                                                  ----       ----        ----
           Telephone Operations

Access lines* . . . . . . . . . . . . . . . . .  36,525     28,984      15,586
  % Residential . . . . . . . . . . . . . . . .     75%        74%         78%
  % Business (nonresidential) . . . . . . . . .     25%        26%         22%

Total revenues ($000's) . . . . . . . . . . . .  43,824     28,608      23,328
  % Local service . . . . . . . . . . . . . . .     17%        14%         13%
  % Network access and long distance. . . . . .     73%        73%         69%
  % Other . . . . . . . . . . . . . . . . . . .     10%        13%         17%

------------
* An "access line" is a single or multi-party circuit between the customer's establishment and the central switching office.

         Telephone Acquisitions. The Registrant pursues an active program of acquiring operating telephone companies. From January 1, 1989 through December 31, 1997, Lynch has acquired ten telephone companies serving a total of approximately 30,950 access lines at the time of these acquisitions for an aggregate consideration totaling approximately $135 million. In November 1996, a subsidiary of Registrant acquired the stock of Dunkirk & Fredonia Telephone Company and its subsidiaries, Cassadaga Telephone Corporation and Comantel, Inc. (collectively "DFT") for approximately $22 million. DFT serves approximately 11,600 access lines in western New York, including the community of Fredonia, the Village of Cassadaga and the Hamlet of Stockton. DFT also owns and operates other telecommunications businesses, including Internet, long distance resale, security systems, and sales and servicing of telecommunications equipment. In the spring of 1997, Registrant acquired the stock of Upper Peninsula Telephone Company ("UPTC") for approximately $26.5 million. UPTC serves approximately 6,600 access lines located primarily in the Upper Peninsula of Michigan.

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

         Regulatory Environment. Operating telephone companies are regulated by state regulatory agencies with respect to its intrastate telephone services and the Federal Communications Commission ("FCC") with respect to its interstate telephone service and, with the enactment of the Telecommunications Act of 1996 (the "1996 Act"), certain other matters relating principally to fostering local and intrastate competition.

         The Registrant's telephone subsidiaries participate in the National Exchange Carrier Association ("NECA") common line and traffic sensitive tariffs and participate in the access revenue pools administered by NECA for interstate services. Where applicable, the Company's subsidiaries also participate in similar pooling arrangements approved by state regulatory authorities for intrastate services. Such interstate and intrastate arrangements are intended to compensate local exchange carriers ("LEC's"), such as the Registrant's operating telephone companies, for the costs, including a fair rate of return, of facilities furnished in originating and terminating interstate and intrastate long distance services.

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

         Although the FCC has completed numerous regulatory proceedings required to implement the 1996 Act, the FCC is still in the process of promulgating new regulations covering these and related matters. For certain issues, the FCC bifurcated the proceedings between price cap and rate-of-return companies or in the case of the Universal Service Fund (USF) between rural and non-rural companies. In several cases, the regulations for the price-cap (or non-rural) local exchange carriers (LECs) have been or are being determined first, followed by separate proceedings for rate-of-return (or rural) companies. Since all of the Registrant's telephone subsidiaries are rural, rate-of-return companies for the interstate jurisdiction, many of the issues are yet to be resolved by the FCC for the Registrant's subsidiaries. Current or anticipated proceedings, which could have significant revenue impacts for rural, rate-of-return companies, include changes in access charge regulations, jurisdictional separations rules and permanent USF procedures.

         In May 1997, the FCC adopted interim USF procedures effective January 1, 1998 which continue to use actual embedded costs for rural companies. The interim procedures transferred the Weighted DEM and Long-Term Support (LTS) to the USF and required all telecommunications companies (including the Registrant's telephone subsidiaries) to contribute to the fund. In addition, a cap was implemented on the amount of corporate expense allowable for the computation of USF. The interim rules will be in effect until January 1, 2001, when the rural companies will begin transitioning to USF revenues based on forward-looking economic costs. The transition is currently scheduled to be complete January 1, 2004 at which time the USF revenue would be exclusively computed based on forward-looking economic costs. It is impossible to determine the impact of these proposed changes on the Registrant's ten telephone companies at this time.

         In May 1997, the FCC also ordered several changes for price cap companies to the rules applicable to interstate access charges which long distance telephone carriers pay to local exchange companies. It is anticipated that the FCC may commence a proceeding in early 1998 to propose that rate-of-return companies adopt those same changes. In October 1997, the FCC initiated a proceeding where companies provided comments to the FCC regarding how costs should be allocated between the state and interstate jurisdictions. In October 1998, the FCC is expected to begin the process of determining a forward-looking economic cost model for determining permanent USF procedures for rural telephone carriers. The FCC is currently in the process of determining USF procedures for non-rural carriers. Since interstate revenues constituted approximately 51% of the revenues of the Registrant's ten telephone companies in 1997, modifications to access charges, separations, and/or USF could have a material effect.

         Registrant cannot predict the effect of the 1996 Act, state initiatives and new proposed Federal and state regulations, but because its telecommunications and multimedia properties (other than its television stations interests) are primarily in high-cost, rural areas, Registrant expects competitive changes to be slower in coming.

         Competition. All of the Registrant's current telephone companies are currently monopoly providers in their respective area of local telephone exchange service; although there can be no assurance that this will continue. However, as a result of the 1996 Act, FCC and state regulatory authority initiatives and judicial decisions, competition has been introduced into certain areas of the toll network wherein certain providers are attempting to bypass local exchange facilities to connect directly with high-volume toll customers. For example, in the last few years the States of New York, Michigan, Wisconsin and Kansas passed or amended telecommunications bills intended to introduce more competition among providers of local services and reduce regulation. Regulatory authorities in certain states have taken steps to promote competition in local telephone exchange service, including in New York, by requiring certain companies to offer wholesale rates to resellers. A substantial impact is yet to be seen on Registrant's telephone companies. The Registrant's subsidiaries do not expect bypass to pose a significant near-term competitive threat due to a limited number of high-volume customers they serve. In addition, cellular radio or similar radio-based services, including personal communication services ("PCS"), and internet based service could provide an alternative local telephone exchange service as well as possible competition from electric companies.


B.   BROADCASTING

STATION WHBF-TV - Lynch Entertainment Corporation ("Lynch Entertainment I"), a wholly-owned subsidiary of Registrant, and Lombardo Communications, Inc., wholly-owned by Philip J. Lombardo, are the general partners of Coronet

Communications Company ("Coronet"). Lynch Entertainment I has a 20% interest in Coronet and Lombardo Communications, Inc. has an 80% interest. Coronet owns a CBS-affiliated television station WHBF-TV serving Rock Island and Moline, Illinois and Davenport and Bettendorf, Iowa.

STATION WOI-TV - Lynch Entertainment Corporation II ("LEC-II"), a wholly-owned subsidiary of Registrant, owns 49% of the outstanding common shares of Capital Communications Corporation ("Capital") and a convertible preferred stock, which when converted, would bring LEC-II's common share ownership to 50%. On March 1, 1994, Capital acquired the assets of WOI-TV for $12.7 million. WOI-TV is an ABC affiliate and serves the Ames/Des Moines, Iowa market. Lombardo Communications, Inc. II, controlled by Philip J. Lombardo, has the remaining share interest in Capital.

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

         A network affiliation is important to a local station because network programs, in general, have higher viewer ratings than non-network programs and help to establish a solid audience base and acceptance within the market for the local station. Because network programming often enhances a station's audience ratings, a network-affiliated station is often able to charge higher prices for its own advertising time. In addition to revenues derived from broadcasting network programs, local television stations derive revenues from the sale of advertising time for spot advertisements, which vary from 10 seconds to 120 seconds in length, and from the sale of program sponsorship to national and local advertisers. Advertising contracts are generally short in duration and may be canceled upon two-weeks notice. WHBF-TV and WOI-TV are represented by a national firm for the sale of spot advertising to national customers, but have local sales personnel covering the service area in which each is located. National representatives are compensated by a commission based on net advertising revenues from national customers.

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

         Federal Regulation. Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act, and/or the FCC's rules, among other things, (i) prohibit the assignment of a broadcast license or the transfer of control of a corporation holding a license without the prior approval of the FCC; (ii) prohibit the common ownership of a television station and an AM or FM radio station or daily newspaper in the same market, although AM-FM station combinations by itself are permitted; (iii) prohibit ownership of a CATV system and television station in the same market; (iv) restrict the total number of broadcast licenses which can be held by a single entity or individual or entity with attributable interests in the stations and prohibits such individuals and entities from operating or having attributable interests in most types of stations in the same service area (loosened in the 1996 Act); and (v) limit foreign ownership of FCC licenses under certain circumstances. See Regulatory Environment under A. above for a description of certain provisions of the 1996 Act including in particular those which would remove the regulations over non-basic cable service in three years and permit telephone service providers to provide cable service. In calculating media ownership interests, Registrant's interests may be aggregated under certain circumstances with certain other interests of Mr. Mario J. Gabelli, Chairman and Chief Executive Officer of the Registrant, and certain of his affiliates.

         Television licenses are issued for terms of eight years and are renewable for terms of eight years. The current licenses for WHBF-TV and WOI-TV expire on December 1, 2005 and February 1, 2006, respectively.

OTHER

         On December 1, 1995, CLR Video LLC, a 60% owned subsidiary of Registrant acquired 23 cable television systems in northeast Kansas serving approximately 4,500 subscribers for $5.2 million. Certain of the systems cluster with local telephone exchanges owned by J.B.N. Telephone. Registrant also owns a small cable system in Haviland, Kansas.

         Registrant also has the right to market direct broadcasting TV services via satellite to approximately 5,398 households in New Mexico and had approximately 1,390 customers at December 31, 1997. Operating results have not been material to date.

C.   PERSONAL COMMUNICATIONS SERVICES ("PCS").

         A subsidiary of Registrant is a 49.9% limited partner in Fortunet Communications, L.P. ("Fortunet"). Fortunet is the successor to five partnerships that won 30 megahertz personal communications services licenses in the FCC's C-Block auction (restricted to small businesses and certain other qualifying bidders), which concluded in 1996. Fortunet won 31 licenses in 17 states covering a population of approximately 7 million people. The licenses had an aggregate purchase price of $216 million after a 25% bidding credit.

         Under FCC rules, Fortunet made a down payment equal to 10% of the cost (net of bidding credits) of the licenses ($21.6 million). The Government provided 10 year installment financing, interest only for the first six years at an interest rate of 7% per annum. Registrant's subsidiary has loaned Fortunet an aggregate of $24.0 million to fund the down payments and the first interest payment on the licenses. The 50.1% general partner has no obligation to provide loans or additional funds to Fortunet. Due to changed circumstances there may probably be no obligation of the limited partner to provide additional loans or funds.

         Certain C-Block licensees, including Fortunet, have experienced substantial financial problems in connection with servicing the FCC installment debt and/or building out the licenses. At least two major C-Block licenses have filed for protection under the Federal Bankruptcy Act. As a result, the FCC in March 1997, suspended interest payments on the FCC installment debt while it examined the situation. In September 1997 the FCC gave C-Block licensees four choices (one of which was the resumption of principal and interest payments) with respect to their licenses. The three other options, as modified in March 1998, are (i) giving up all C-Block licenses in any Metropolitan Trading Areas ("MTA"); for licenses returned, the licensee may either opt (a) to rebid on those licenses in the reauction and forfeit 100% of the down payment or (b) to forego the opportunity to rebid on those licenses and receive a credit of 70% of the down payment to be used to prepay any licenses retained, (ii) using 70% of the down payments (100% in the case of licenses to be paid up) to prepay licenses in any MTA while giving up the licenses not prepaid, and (iii) giving up 15 MHZ of the 30 MHZ licenses in any MTAs for forgiveness of 50% of the debt; a licensee who elects to resume installment payments on the remaining portion would be entitled to a credit towards debt service equal to 40% of the down payments on the spectrum given up while a licensee who elects to prepay the retained licenses would receive a credit towards prepayment equal to 70% of the down payments on the spectrum given up. The FCC has not yet given a specific date for licensees to make their elections, but it will not be before late May 1998. Fortunet has not yet determined what election it intends to make.

         In the third quarter of 1997, Registrant provided a reserve of 30% of its subsidiary's investment in Fortunet ($4.6 million after-tax). Depending on the election made, Registrant may have to write-down substantially all of its investment in Fortunet.

         Another subsidiary of Registrant, Lynch PCS Corporation F ("LPCSF"), was a 49.9% limited partner in Aer Force Communications B, L.P. ("Aer
Force").In the FCC's F-Block Auction (restricted to small businesses and certain other qualifying bidders) of 10 megahertz PCS licenses, Aer Force won five licenses in four states covering a population of approximately 20 million people. The licenses have an aggregate purchase price of $19 million after a 25% bidding credit. In December 1997, East/West Communications, Inc. ("East/West") succeeded to the assets and liabilities of Aer Force with LPCSF receiving 49.9% of the common stock. Immediately thereafter, Registrant spun off 39.9% of the common stock of East/West to Registrant's shareholders and transferred 10% of East/West stock to Gabelli Funds, Inc. ("GFI") in satisfaction of an obligation to pay it 10% of the net profits of Aer Force (after an assumed cost of capital). Registrant also has 7,800 shares ($7,800,000 par and liquidation value) of 5% payment-in-kind preferred stock of East/West redeemable in 2009, subject to earlier payment in certain circumstances. East/West has certain financial and operating hurdles to overcome in the near term.

         Another subsidiary of the Registrant, Lynch PCS Corporation G ("LPCSG") has an agreement with Rivgam Communications L.L.C. ("Rivgam"), a subsidiary of GFI, which won licenses in the FCC's D and E Block PCS Auctions for 10 megahertz PCS licenses, to receive a fee equal to 10% of the realized net profits of Rivgam (after an assumed cost of capital) in return for providing bidding and certain other services. Rivgam won 12 licenses in seven states covering a population of 33 million, with an aggregate cost of $85.1 million. For a variety of reasons, and subject to any limitations of law and FCC regulation, East/West might enter into joint venture and/or working or other arrangements with Rivgam.

         LPCSG also has an agreement with Bal/Rivgam LLC (in which GFI has a 49.9% equity interest), which won licenses in FCC's Wireless Communications Services ("WCS") Auction in 1997, to receive a fee equal to 5% of the realized net profits of Bal/Rivgam (after an assumed cost of capital), in return for providing bidding and certain other services to Bal/Rivgam. Bal/Rivgam won 5 WCS licenses covering a population of approximately 42 million with an aggregate cost of $0.7 million. LPCSG also has an agreement to provide BCK\Rivgam L.L.C., in which GFI has a 49.9% equity interest, with similar services in connection with the FCC's Local Multipoint Distribution Services ("LMDS") Auction ended on March 25, 1998. Subject to final grant, BCK\Rivgam won 3 licenses covering a population of 1.3 million with an aggregate cost of $6.1 million. LPCSG has an agreement to receive 5% of the net profits of BCK\Rivgam (after an assumed cost of capital).

         FCC rules impose build-out requirements that require PCS licensees to provide adequate service to at least one-third of the population in the licensed area within five years from the date of grant and two-thirds within ten years, as well as build out requirements for WCS and LMDS licenses. Neither Fortunet nor East/West has begun any build out of their licenses. There are also substantial restrictions on the transfer of control of C and F Block PCS licenses, WCS licenses and LMDS licenses.

         There are many risks relating to PCS communications including without limitation, the high cost of PCS licenses, the fact that it involves start-up businesses, raising the substantial funds required to pay for the licenses and the build out, determining the best way to develop the licenses and which technology to utilize, the small size and limited resources of Fortunet and East/West compared to other potential competitors, existing and changing regulatory requirements, additional auctions of wireless telecommunications spectrum and actually building out and operating new businesses profitably in a highly competitive environment (including already established cellular telephone operators and other new PCS licensees). There are also similar risks as to WCS and LMDS licenses. There can be no assurance that any licenses granted to Fortunet or East/West can be successfully sold or financed or developed, with Registrant's subsidiaries recovering their debt and equity investments.


II.  SERVICES

A.  THE MORGAN GROUP, INC.

         The Morgan Group Inc. ("Morgan") is the Registrant's only service subsidiary. On July 22, 1993, Morgan completed an initial public offering ("IPO") of 1,100,000 shares of its Class A common Stock, $.015 par value, at $9.00 per share. As a result of this offering, Lynch's equity ownership in Morgan was reduced from 90% to 47%, represented by its ownership of 1,200,000 shares of Class B common stock. In December 1995, Lynch acquired from Morgan 150,000 shares of Class A common stock (plus $1.3 million in cash plus accrued dividends) in exchange for its 1,493,942 shares of Series A Preferred Stock of Morgan. At December 31, 1997, Lynch's equity ownership in Morgan is approximately 51%. Because the Class B common stock is entitled to two votes per share, its voting interest in Morgan is approximately 66% and, therefore, Lynch continues to consolidate Morgan's results in its financial statements. Morgan Class A Common Stock is listed on the American Stock Exchange under the symbol "MG."

         Morgan is the leading provider of outsourcing transportation services to the manufactured housing and recreational vehicle ("RV") and commercial truck industries in the United States and has been operating since 1936. Morgan provides outsourcing transportation services through a national network of approximately 1,560 independent owner-operators and 1,350 drive-away drivers. Morgan dispatches its drivers from 123 locations in 35 states. Morgan's largest customers include Fleetwood Enterprises, Inc., Oakwood Homes Corporation, Winnebago Industries, Inc., Champion Enterprises, Inc., Cavalier Homes, Inc., Clayton Homes, Skyline Corporation and Ryder Systems. Morgan's services also include arranging for transporting other products, including commercial vehicles and office trailers.

         In May 1995, Morgan acquired the assets of Transfer Drivers, Inc. ("TDI"), which focuses on relocating rental equipment for companies such as Ryder Systems, Budget Rentals and Penske Truck Leasing and also delivery of new equipment from manufacturers including Utilimaster, Grumman Olson and Bluebird Bus. TDI had revenues of $5.3 million in 1995. On December 30, 1996, Morgan acquired the operating assets of Transit Homes of America ("Transit") which had more than 400 independent contract drivers and serves a number of leading producers in the manufactured housing industry. Transit had revenues of $29.5 million in 1996.

         As of December 31, 1997, Morgan owned transportation equipment consisted of 23 tractors, having disposed of all of its trailers in conjunction with the sale and discontinuance of the "truckaway" operation (see below).

         Morgan also provides certain insurance and financing services to its owner-operators. Morgan currently provides physical damage insurance to the owners of equipment under lease to the Company through a captive insurance subsidiary. In addition, Morgan provides financing and certain guarantees of equipment loans through its finance subsidiary.

         In the first half of 1997, Morgan discontinued the "truckaway" operation of the Specialized Transport Division taking a special charge to income in the fourth quarter of 1996. Truckaway is a line of business which focused on the transportation of van conversions, tent campers, and automotive product utilizing Company-owned equipment. The truckaway operation had revenues of $12,900,000,

$14,400,000, and $20,600,000 and estimated losses of $1,800,000, $1,200,000 and estimated profits of $1,200,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

         Industry Information. Morgan's business is substantially dependent upon the manufactured housing and recreational vehicle industries. Both of these industries are subject to broad production cycles. The manufactured housing industry was essentially flat in 1997, while the recreational vehicle industry was down in 1997.

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

         Customers and Marketing. Morgan's ten largest customers accounted for approximately 66%, 58.8% and 58.6% of its revenues in 1997, 1996, and 1995.

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

         Selected Operating Information. The following table sets forth certain operating information for each of the five years ended December 31, 1997.

                                                        YEARS ENDED DECEMBER 31
                                     1993          1994         1995          1996         1997
                                  ---------------------------------------------------------------
                                                     (Revenues in thousands)
MANUFACTURED HOUSING GROUP:
 Shipments . . . . . . .             95,184      121,604      135,750       144,601       178,533
 Revenues. . . . . . . .           $ 39,930     $ 53,520     $ 63,353      $ 72,616      $ 93,092

DRIVER OUTSOURCING:
 Shipments . . . . . . .             30,978       32,060       49,885        58,368        45,857
 Revenues. . . . . . . .           $ 13,416     $ 15,197     $ 19,842      $ 23,090      $ 20,163

SPECIALIZED TRANSPORT:
 Shipments . . . . . . .             38,618       41,934       44,406        41,255        34,457
 Revenues  . . . . . . .           $ 25,835     $ 28,246     $ 29,494      $ 26,169      $ 19,173

OTHER SERVICE REVENUES             $  3,612     $  4,917     $  9,614      $ 10,333      $ 13,726
                                   ---------    --------     --------      ---------     --------
Total operating
 Revenues . . . . . . .            $ 82,793     $101,880     $122,303      $132,208      $146,154
                                   ========     ========     ========      ========      ========

INDUSTRY PARTICIPATION. The following tables set forth participation in the two principal industries the company operates in where industry information is available:

                                      1993         1994         1995        1996          1997
                                   ---------------------------------------------------------------
MANUFACTURED HOMES:
 Industry production(1). .          374,126      451,646      505,819       553,133       558,435
 Shipments . . . . . . . .           76,188       98,181      114,890       121,136       154,389
 Shares of units shipped .            20.4%        21.7%        22.7%         21.9%         27.6%

RECREATIONAL VEHICLES:
 Industry productions(2) .          406,300      426,100      380,300       376,400       362,700
 Units moved(3)  . . . . .           71,792       67,502       64,303        57,703        39,102
 Shares of units shipped(3)           17.7%        15.8%        16.9%         15.3%         10.8%




-----------------------------

      (1) Based on reports of Manufactured Housing Institute ("MHI"). To calculate shares of homes shipped, Morgan assumes two unit shipments for each multi-section home.

      (2) Based on reports of Recreational Vehicle Industry Association ("RVIA"), excluding van campers, truck campers, pick-up truck conversions, and sport utility vehicles conversions. RVIA began reporting truck and sport utility vehicle conversions in their industry shipment data in 1994.

      (3) Shares of units shipped calculation includes travel trailers, two types of motor homes, van conversions, and tent campers and truck conversions in 1994 - 1997.
           Morgan's share of units shipped are based on units moved compared to industry production rather than shipped are based on units moved compared to industry production rather than shipments because certain RV shipments include more than one unit per move.

         Risk Management, Safety and Insurance. The risk of substantial losses arising from traffic accidents is inherent in any transportation business. Morgan carries insurance to cover such losses up to $25 million per occurrence with a deductible of up to $250,000 per occurrence for personal injury and property damage. The frequency and severity of claims under the Company's liability insurance affect the cost, and potentially the availability, of such insurance. If Morgan is required to pay substantially greater insurance premiums, or incurs substantial losses above $25 million or substantial losses below its $250,000 deductible, its results of operations can be materially adversely affected. There can be no assurance that Morgan can continue to maintain its present insurance coverage on acceptable terms.

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

         The D.O.T. regulates safety matters with respect to the interstate operations of Morgan. Among other things, the D.O.T. regulates commercial driver qualifications and licensing; sets minimum levels of carrier liability insurance; requires carriers to enforce limitations on drivers' hours of service; prescribes parts, accessories and maintenance procedures for safe operation of freight vehicles; establishes noise emission and employee health and safety standards for commercial motor vehicle operators; and utilizes audits, roadside inspections and other enforcement procedures to monitor compliance with all such regulations. In 1997, the D.O.T. has established regulations which mandate random, periodic, pre-employment, post-accident and reasonable cause drug testing for commercial drivers. The D.O.T. has also established similar regulations for alcohol testing. Morgan believes that it is in substantial compliance with all material D.O.T. requirements applicable to its operations.

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


III.     MANUFACTURING

A.  SPINNAKER INDUSTRIES, INC. ("SPINNAKER")

         Spinnaker's Common Stock and Class A Common Stock are publicly traded. In August 1996, Spinnaker changed the name of its existing Common Stock to Class A Common Stock and declared a stock dividend of one share of a new Common Stock for each share of Class A Common Stock outstanding. At March 1, 1998, Registrant owned 2,237,203 shares of Spinnaker Common Stock, approximately 62% of the outstanding, and 2,259,063 shares of Class A Common Stock, approximately 63% of the outstanding.

         In June 1994, Spinnaker entered into an agreement with Boyle, Fleming, Inc. ("BF"), for BF to provide operating and strategic management to Spinnaker and for Messrs. Boyle and Fleming to become Chairman and President. In addition to a management fee, BF received a warrant to purchase 678,945 shares of Spinnaker

Class A Common Stock and Common Stock (20%) at a price of $2.67 for one share of both Common Stock and Class A Common Stock (adjusted for the 3 for 2 stock splits in December 1994 and December 1995 and the August 1996 Common Stock Dividend). In August 1996, the Management Agreement with BF was terminated and Messrs. Richard J. Boyle and Ned Fleming III became employees of Spinnaker.
All BF warrants have now been exercised.

         Spinnaker is a leading manufacturer and marketer of adhesive carton sealing tape and adhesive-backed label stock, primarily for the carton sealing tape and pressure sensitive label stock markets. Spinnaker's products are grouped into two principal businesses that accounted for the following percentages of 1997 net sales: industrial sealing tape (51.6%) and adhesive-backed label stock (46.0%). For the fiscal year ended December 31, 1997, Spinnaker had net sales of $232 million.

         Spinnaker has four 100% owned subsidiaries: Spinnaker Coating, Inc., (formerly called Brown-Bridge Industries, Inc.) ("Spinnaker Coating"), 80.1% of which was acquired in September 1994, Central Products Company ("Central Products"), acquired in October 1995, Spinnaker Coating-Maine, Inc. ("Coating-Maine"), and Entoleter, Inc. ("Entoleter"), which it has owned since Registrant acquired Spinnaker in 1987. In October 1996, Spinnaker acquired the remaining 19.9% of outstanding stock of Spinnaker Coating (plus management stock options), which were owned by the management of Spinnaker Coating, BF and Registrant. Spinnaker Coating and Coating - Maine are in the adhesive-backed label stock industry. Central Products manufactures industrial sealing tape. Entoleter manufactures a line of industrial process equipment and a line of air pollution equipment.

         In March 1998, Coating-Maine acquired the Pressure Sensitive
Business of S.D. Warren Company ("Warren") for an aggregate purchase price of approximately $51.8 million plus the assumption of certain liabilities (excluding substantially all trade payables). The Pressure Sensitive Business manufactures standard pressure sensitive products that are primarily used for EDP labels and consumer products labels that are sold to major forms manufacturers and distributors. The Pressure Sensitive Business operates at S.D. Warren's Westbrook, Maine facility and had sales of approximately $62.1 million for its fiscal year ended October 1, 1997. The purchase price was paid by the issuance of a 10% subordinated convertible note (the "Note") to Warren, in the original principal amount of $7.0 million, and the remainder with funds available under Spinnaker's asset-backed working capital revolving credit facility with BT Commercial Corporation (The "Revolving Credit Facility"), which was concurrently amended to increase the aggregate facility amount to $60 million.

         The principal amount outstanding under the Note is prepayable by Spinnaker at any time without penalty. The Note has a payment-in-kind ("PIK") feature that allows Spinnaker to pay interest accrued during the first year with an additional subordinated note having substantially similar terms as the Note, and Spinnaker may also issue such a PIK note if at a future interest payment date a default or event of default exists, or would be caused by the payment of interest in cash, under the Revolving Credit Facility. Payments of principal and interest are subject to restrictions contained in, and in any event are junior and subordinate in right of payment to, the payment of indebtedness outstanding under the Revolving Credit Facility and Spinnaker's 10 3/4% Senior Secured Notes due 2006. The Note matures on January 31, 2002, however it is expected to be prepaid earlier if certain conditions or events occur. Prepayments of principal in an amount equal to 30% and 70% of the original principal amount are due on March 31, 1999 and on March 31, 2000, respectively, subject to there being sufficient unused availability and no existing default or event of default under the Revolving Credit Facility. The
Note is convertible for shares of Spinnaker's common stock, no par value ("Common Stock"), on the basis of 40 shares per $1,000 of the outstanding principal amount of the Note (or $25 per share), subject to adjustment as set forth in the Note. Upon conversion of the Note, the holder thereof will be entitled to certain registration rights with respect to the shares of Common Stock received upon such conversion.

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

         Pressure Sensitive Tape. Pressure sensitive tape is manufactured primarily through the coating of plastic film with a thin layer of acrylic, hot melt or natural rubber adhesive. The adhesive is applied to various grades of high-quality, low-stretch polypropylene film for use in most applications as well as PVC and polyester films which are used for certain specialized applications. Acrylic adhesives, which are noted for their clarity, non-yellowing properties, good temperature resistance and low application cost, are best suited for manual applications on light and medium carton sealing situations. Hot melt adhesives, noted for their quiet release and easy unwind during application, are the most widely used pressure sensitive adhesives because they satisfy 90% of all carton sealing requirements. Natural rubber adhesives are unique because of their aggressive adhesion properties and, although they are ideal for recycled content cartons and cartons requiring hot, humid or cold packing, transportation and storage, they can be used for a wide variety of surface conditions and extreme temperature tolerances. Central Products' pressure sensitive tapes are sold under the trade names Alltac and Central.

         Water Sensitive Tape. Water sensitive tape is generally manufactured through the application of a thin layer of water sensitive adhesive to gumming kraft paper. It is offered as either non-reinforced (paper) tape or fiberglass reinforced tape. Non-reinforced tape is made by applying an adhesive to a single layer of high tensile strength kraft paper coated with Central Products' patented starch-based adhesive. Non-reinforced tapes are totally biodegradable and are used in light to medium carton sealing applications. Fiberglass reinforced tape contains a layer of fiberglass yarn placed between two layers of kraft paper, and is typically used to seal heavy packages or on cartons that will be subject to a high level of abuse during shipping and is also favored in shipping high value goods due to its strong sealing qualities. Both non-reinforced tape and fiberglass reinforced tape are available in light, medium and heavy grades. Central Products' water sensitive carton sealing tapes are sold under the trade names Glasseal, Central, Green Core and Tru-Seal.

         Central Products also supplies tape dispensing equipment manufactured by other companies. It currently offers a broad line of carton sealing equipment for pressure sensitive tape, which ranges from hand held dispensers to automatic random sizing equipment. Central Products also offers two types of table top dispensers for water sensitive tape, a manual dispenser and a more expensive electric dispenser.

SPINNAKER COATING

         Spinnaker Coating develops, manufactures and markets adhesive-backed label stock that is converted by printers and industrial users into products that are utilized for marking, identifying, labeling and decorating applications and products. Spinnaker Coating is a major supplier of adhesive-back label stock for use in United States postage stamps. Spinnaker Coating's products are offered in three primary adhesive categories: pressure sensitive, water sensitive and heat sensitive.

         Pressure Sensitive. Pressure sensitive products, which are activated by the application of pressure, are manufactured with a three element construction consisting of face stock, adhesive coating and silicone coated release liner. The adhesive product is sold in roll or sheet form for further conversion into products used primarily for marking, identification and promotional labeling. Spinnaker Coating's pressure sensitive products are sold under the trade names Strip Tac and Strip Tac Plus . Roll pressure sensitive products are generally sold to label printers that produce products used primarily for informational labels (shipping labels, price labels, warning labels, etc.), product identification and postage stamps. Sheet pressure sensitive products are sold to commercial sheet printers, who provide information labels and other products (such as laser printer stock). During 1997, pressure sensitive products constituted approximately 87% of Spinnaker Coating's net sales of adhesive-backed label stock products.

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

Marketing and Customers

         Spinnaker markets its broad range of products to a variety of customers. During 1997, no single customer accounted for more than 10% of Spinnaker's net sales.

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

         Spinnaker Coating generally markets its products through its own sales representatives to regional and national printers, converters and merchants.
The majority of sales represent product sold and shipped from Spinnaker Coating's facilities in Troy, Ohio. However, to broaden its market penetration, Spinnaker Coating also contracts with seven regional processors throughout the United States, with whom Spinnaker Coating stores product until sold. Generally, these processors perform both slitting and distribution services for Spinnaker Coating.

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

         Raw materials are the most significant cost component in Spinnaker's production process. The material component accounts for approximately 65% of the total cost of its products, with the most important raw materials being paper (gumming kraft and face stock), adhesive materials, fiberglass, and polypropylene resin. These materials are currently readily available and are procured from numerous suppliers.

         Among Spinnaker's manufacturing strengths at its Central Products water sensitive tape operation are fully integrated, computerized coating and laminating machines, fully automated slitting, rewinding and packaging machines and a state of the art print shop. At its pressure sensitive tape operation, they include an in-house film line for production of polypropylene film and an advanced computerized coating machine for each of the three adhesive technologies. Spinnaker Coating has installed at its Troy, Ohio, facilities a new production line for silicone coating.

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

         The adhesive-backed label stock market is fragmented. Spinnaker Coating competes with several national manufacturers, including Avery-Dennison, Bemis, 3M Corporation and a number of smaller regional manufacturers. Spinnaker believes that Avery-Dennison, Bemis and 3M Corporation are the only competitors with national production facilities and Avery-Dennison and 3M Corporation are the only competitors with nationally recognized brand names.

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

International Sales

         Spinnaker's international sales were $14.2 million, $11.5 million and $10.4 million 1997, 1996, and 1995, respectively. Of the $14.2 million in 1997 international sales, approximately 85% were represented by exports of Spinnaker Coating and Central Products adhesive-backed materials. The substantial majority of these sales were to Canadian customers and, consequently, Spinnaker believes that the risks commonly associated with doing business in international countries are minimal. The profitability of foreign sales is substantially equivalent to that of domestic sales. Because international sales are transacted in United States dollars, payments in many cases are secured by irrevocable letters of credit.

Backlog

         The Company's backlog believed to be firm was $7.1 million at December 31, 1997, as compared to $9.2 million at December 31, 1996.

Industrial Process Equipment Business

         Through its Entoleter subsidiary, the Company engineers, manufactures and markets a line of industrial process equipment and a line of air pollution control equipment. Entoleter's net sales consist entirely of sales to
commercial and industrial customers.   Spinnaker is exploring strategic
alternative with respect to Entoleter, including a possible spin-off of the Entoleter stock to its shareholders. There can be no assurance, however, that any transaction involving Entoleter will occur.

Employees

         As of December 31, 1997, Spinnaker employed approximately 945 persons, of which 542 were Central Products employees, 357 were Spinnaker Coating employees, and 36 were Entoleter employees. All employees other than management are paid on an hourly basis. A majority of its hourly employees are not represented by unions. Central Products has a labor agreement expiring in 1998 with the United Paperworkers International Union AFL-CIO covering 184 hourly employees at the Menasha, Wisconsin plant. Entoleter's 15 hourly-paid production employees are members of the United Electrical, Radio and Machine Workers of America Union. The current collective bargaining agreement expires on April 30, 1999. Spinnaker believes that its relations with its employees are good; however, there can be no assurance that the Company will not experience work stoppages or slowdowns in the future.


B.   LYNCH SYSTEMS, INC. (FORMERLY CALLED LYNCH MACHINERY, INC.)

         Lynch Systems, Inc. ("LS"), a 90% owned subsidiary of Registrant and the initial part of the Lynch Display Technologies group, designs, develops, manufactures and markets a broad range of manufacturing equipment for the electronic display and consumer glass industries. LS also produces replacement parts for various types of packaging and glass container-making machines which LS does not manufacture.

         CRT Display and Consumer Glass Manufacturing Technologies. LS manufactures glass-forming presses and electronic controls to provide high-speed automated systems to form different sizes of face panels and tubes for television screens and computer monitors. LS produces an HDTV model press to build large-screen televisions for the HDTV (high definition television) market. LS manufactures and installs presses to form table ware such as glass tumblers, plates, cups, saucers and commercial optical glass. LS also manufactures and installs electronic controls and retrofit systems for CRT display and consumer glass presses. LS shipped 6 controls and retrofit systems amounting to approximately $2.8 million in 1997.

         The production of glass pressware entails the use of machines which heat glass and, using great pressure, form an item by pressing it into a desired shape. Because of the high cost of bringing the machine and materials up to temperature, a machine for producing glass pressware must be capable of running 24 hours a day, 365 days a year.

         During 1997, LS delivered 9 glass press machines, compared to 4 machines in 1996; however, revenues are recognized on a percentage of completion basis. At December 31, 1997, LS had orders for, and had in various stages of production, 9 glass press machines, at a total sales price of approximately $17.4 million, which are scheduled for delivery in 1998 and beyond. One order for $16 million of machines with an Asian purchaser, permits the purchaser to cancel the order on the payment of a $2.4 million penalty.
 The customer has currently put a hold on this order and LS does not expect significant production during 1998. There can be no assurance that LS can obtain orders for additional large glass pressing orders to replace its existing orders.

         LS believes that it is the largest supplier to glass companies that do not manufacture their own pressware machines in the worldwide pressware market. Competitors include various companies in Italy, Japan, France, Germany and elsewhere.

         While several of the largest domestic and international producers of glass pressware frequently build their own glass-forming machines and produce spare parts in-house, nearly all pressware producers have made purchases of machines and/or spare parts from LS.

         Packaging Machinery. Effective in January 1996, LS discontinued the manufacturing of automated case packers and related equipment. In mid-1996, LS discontinued and sold its Tri-Can International operation, which manufactured packaging machines. In connection therewith, LS recognized a charge to income in 1996 of approximately $0.8 million (after tax).

         International Sales.   During 1997, approximately 81% of LS's sales
were made to international customers, and 100% of its large glass pressing machine orders were from international customers in Asia. The profitability of international sales is equivalent to that of domestic sales. Because many international orders require partial advance deposits, with the balance often secured by irrevocable letters of credit from banks in the international country, the Registrant believes that some of the credit risks commonly associated with doing business in international countries are minimized. The Registrant avoids currency exchange risk by transacting all international sales in United States dollars. LS is unable to predict how great an adverse impact the current East Asia financial crisis will have on its international business.

         Backlog.   LS had an order backlog of approximately $18.6 million at
December 31, 1997, compared with approximately $6.6 million at December 31, 1996. LS includes as backlog those orders which are subject to written contract, written purchase orders and telephone orders from long standing customers who maintain satisfactory credit ratings. LS has historically experienced only insignificant cancellations of the orders included in its backlog; however, see above for the right of a purchaser to cancel an order upon the payment of a penalty.

         Raw Materials. Raw materials are generally available to LS in adequate supply from a number of suppliers.


C.       M-TRON INDUSTRIES, INC. ("M-TRON")

         M-tron, a 91% owned subsidiary of the Registrant, is a manufacturer and importer of quartz crystal products and clock oscillator modules used for clocking digital circuits, precision time base references and telecommunications equipment. A quartz crystal is an oscillating component which performs the clocking function in a circuit. Crystals and clock oscillator modules are used primarily in microprocessor-related equipment and telecommunications equipment. Frequency and time related products essentially use crystals or clock oscillators, with the addition of electronic circuitry vertically integrating the product. Crystal and clock oscillators are sold to original equipment manufacturers, both directly and through commissioned representatives and distributors.

         For 1997, 1996, and 1995, M-tron's sales consisted of (in thousands):

                                                  1997     1996     1995
                                                -------  -------  -------
 Crystals............................           $12,611  $10,594  $13,778

 Oscillator Modules..................            10,217    7,839    6,434
                                                -------   ------   ------
                       Total                    $22,828  $18,433  $20,212
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

         International Sales. M-tron's international sales in 1997 were approximately 43% of total sales and were concentrated in Canada and Western Europe. The profitability of international sales has been substantially equivalent to that of domestic sales. M-tron is unable to predict what effect the East Asian financial crisis will have on its business. However, because sales are ordinarily spread over a number of customers in a number of developed countries with no individually significant shipments, the Registrant believes that risks commonly associated with doing business in international countries are minimized.

         Backlog. M-tron had backlog orders of approximately $5,215,000 at December 31, 1997, compared with $5,049,000 at December 31, 1996. M-tron includes as backlog those orders which are subject to specific production release orders under written contracts, verbal and written orders from distributors with which M-tron has had long-standing relationships, as well as written purchase orders from sales representatives. M-tron believes that all of the backlog at December 31, 1997, will be shipped during 1998.

         Raw Material. To the extent possible, M-tron's raw materials are purchased from multiple sources. Of primary significance are quartz crystal bars and the bases used for mounting certain finished crystals. M-tron currently has at least two qualified vendors for each of these items. No shortages have occurred in the recent past nor are any anticipated in the near future.


IV.      OTHER INFORMATION

         While the Registrant holds licenses and patents of various types, Registrant does not believe they are critical to its overall operations, except for (1) the television-broadcasting license of WHBF-TV and WOI-TV; (2) Registrant's telephone subsidiaries franchise certificates to provide local-exchange telephone service within its service areas; (3) Western's FCC licenses to operate point-to-point microwave systems; (4) licenses held by partnerships and corporations in which Western and Inter-Community own minority interests to operate cellular radio systems covering areas in New Mexico and North Dakota, (5) CLR Video's franchises to provide cable television service within its service areas and (6) personal communications services licenses held by companies in which Lynch subsidiaries have investments.

         The Registrant conducts product development activities with respect to each of its major lines of manufacturing business. Currently, such activities are directed principally toward the improvement of existing products, the development of new products and/or diversification. The cost of such activities, which have been funded entirely by the Registrant, amounted to approximately $1,022,000 in 1997, $1,627,000 in 1996, and $1,673,000 in 1995.

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

         Registrant has initiated a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Registrant's programs or programs utilized by vendors to the Registrant that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. Of Registrant's subsidiaries, the most potential exposure exists at the telephone companies, both with the switching equipment and third party billing vendors, and at Morgan. Registrant presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for Registrant's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of Registrant. Registrant cannot yet estimate the cost of such modifications or conversions.

         No portion of the business of the Registrant is regarded as seasonal, except that, in the case of Morgan, fewer shipments are scheduled during the winter months in those parts of the country where weather conditions limit highway use.

         There were no customers in 1997 or 1996 that represents 10% or more of consolidated revenues. The Registrant does not believe that it is dependent on any single customer.

         Excluding the following for The Morgan Group, Inc.: approximately 1,560 independent owner-operators and 1,350 drive-away drivers, the Registrant had a total of 1,881 employees at December 31, 1997 and 1,910 employees at December 31, 1996.

         Additional information with respect to each of the Registrant's lines of business is included in Note 14 to the Consolidated Financial Statements included as Item 14(a) below.


V.   EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to General Instruction G (3) of Form 10-K, the following list of executive officers of the Registrant is included in Part 1 of this Annual Report on Form 10-K in lieu of being included in the Proxy Statement for the 1998 Annual Meeting of Shareholders. Such list sets forth the names and ages of all executive officers of Registrant indicating all positions and offices with the Registrant held by each such person and each such person's principal occupations or employment during the past five years.

      NAME                            OFFICES AND                        AGE
      ----                           POSITIONS HELD                      ---
                                     --------------
Mario J. Gabelli          Chairman and Chief Executive Officer
                          (since May 1986); Chairman and Chief
                          Executive Officer (since March 1980)
                          of Gabelli Funds Inc. (successor to
                          The Gabelli Group, Inc.), holding
                          Company for subsidiaries engaged in
                          various aspects of the securities
                          business.                                      55

Robert E. Dolan           Chief Financial Officer (since
                          February 1992) and Controller (since
                          May 1990).                                     46

Robert A. Hurwich         Vice President-Administration,
                          Secretary & General Counsel (since
                          February 1994); Private Law Practice
                          (1991-1993); Vice President,
                          Secretary & General Counsel of Moore
                          McCormack Resources, Inc.
                          (1975-1989).                                  56

         The executive officers of the Registrant are elected annually by the Board of Directors at its organizational meeting in May and hold office until the organizational meeting in the next subsequent year and until their respective successors are chosen and qualified.


ITEM 2. PROPERTIES

         Effective April 1998, Lynch will lease space containing approximately 4,000 square feet for its executive offices in Rye, New York.

         LS's operations are housed in two adjacent buildings situated on 3.19 acres of land in Bainbridge, Georgia. In January 1997, LS completed an expansion of its manufacturing capacity at this site, which added approximately 15,000 square feet, bringing total manufacturing space to approximately 73,000 square feet. Finished office area in the two buildings totals approximately 17,000 square feet. All such properties are subject to security deeds relating to loans.

         M-tron's operations are housed in two separate facilities in Yankton, South Dakota. These facilities contain approximately 34,000 square feet in the aggregate. One facility owned by M-tron contains approximately 18,000 square feet and is situated on 5.34 acres of land. This land and building are subject to a mortgage executed in support of a bank loan. The other Yankton facility containing approximately 16,000 square feet is leased, which lease expires on September 30, 2000, with options to extend the lease to 2006.

         Spinnaker's corporate headquarters is located in Dallas, Texas, where it shares office space with an affiliate of its principal executive officers.

         Spinnaker Coating owns two manufacturing facilities, Plant One and Plant Two, in Troy, Ohio. Plant One is a 200,000 square foot complex located on approximately five acres of land adjacent to the Miami River and Plant Two is a 98,000 square foot facility located on approximately five aces of land nearby. There are approximately five undeveloped acres of land adjacent to Plant Two that are available for expansion. Both facilities house manufacturing, administrative and shipping operations.

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

         In connection with Spinnaker's acquisition of the Pressure Sensitive Business of S.D. Warren in March 1998, the parties entered into the Site Lease, which provides for Warren's lease of a portion of its Westbrook, Maine facility to Spinnaker. Such lease is for a term of 99 years, provides for nominal rent of $1.00 per year, and permits Spinnaker to lease additional space for expansion at the site.

         During 1997 and 1996, Registrant's manufacturing facilities (except for LS) operated in the aggregate at a relatively high level of capacity utilization.

         Morgan owns approximately 24 acres of land with improvements in Elkhart, Indiana. The improvements include a 23,000 square foot office building used as Morgan's principal office, a 7,000 square foot leased building containing additional offices, a 9,000 square foot building used for Morgan's safety and driver service departments and also for storage and an 8,000 square foot building used for driver training and commercial driver licensing, testing and certification. Most of Morgan's 93 regional and 110 dispatch offices are situated on leased property. Morgan also owns and leases property for parking and storage of equipment at various locations throughout the United States, usually in proximity to manufacturers of products moved by Morgan. The property leases have lease term commitments of a minimum of thirty days and a maximum of five years, at monthly rental ranging from $100 to $11,048. The Elkhart facility is currently mortgaged to one of Morgan's lenders. In total, Morgan owns 69 acres of land throughout the United States, including the Elkhart facilities.

         Western New Mexico Telephone Company owns a total of 16.9 acres at fourteen sites located in southwestern New Mexico. Its principal operating facilities are located in Silver City, where Western owns a building comprising a total of 6,480 square feet housing its administrative offices and certain storage facilities. In Cliff, Western owns five buildings with a total of 14,055 square feet in which are located additional offices and storage facilities as well as a vehicle shop, a wood shop, and central office switching equipment. Smaller facilities, used mainly for storage and for housing central office switching equipment, with a total of 8,384 square feet, are located in Lordsburg, Reserve, Magdalena and five other localities. In addition, Western leases 1.28 acres on which it has constructed four microwave towers and a 120 square-foot equipment building. Western has the use of 38 other sites under permits or easements at which it has installed various equipment either in small company-owned buildings (totaling 2,403 square feet) or under protective cover. Western also owns 3,248 miles of buried copper cable and 421 miles of buried fiber optic cable running through rights-of-way within its 15,000 square-mile service area. All Western's properties described herein are encumbered under mortgages held by the Rural Utilities Service ("RUS").

         Inter-Community Telephone Company owns 12 acres of land at 10 sites. Its main office at Nome, ND, contains 4,326 square feet of office and storage space. In addition, it has 4,400 square feet of garage space and 5,035 square feet utilized for its switching facilities. Inter-Community has 1,743 miles of buried copper cable and 172 miles of buried fiber optic cable. All of Inter-Community's properties described herein are encumbered under mortgages held by the National Bank for Co-Operatives ("Co-Bank").

         Cuba City Telephone Company is located in a 3,800 square foot brick building on 0.4 of an acre of land. The building serves as the central office, commercial office, and garage for vehicle and material storage. The company also owns a cement block storage building of 800 square feet on 0.1 of an acre. In Madison, Wisconsin, Cuba City leases 900 square feet for administrative headquarters and financial functions. Belmont Telephone Company is located in a cement block building of 800 square feet on .5 acre of land in Belmont, Wisconsin. The building houses the central office equipment for Belmont. The companies own a combined total of 217 miles of buried copper cable and 22 miles of fiber optic cable. All of Cuba City's and Belmont's property described herein are encumbered under mortgages held by the RUS and Rural Telephone Bank, respectively.

         J.B.N. Telephone Company owns a total of approximately 2.25 acres at fifteen sites located in northeast Kansas. Its administrative and commercial office consisting of 2,820 square feet along with a 1,600 square feet garage and warehouse facility are located in Wetmore, Kansas. In addition, J.B.N. owns thirteen smaller facilities housing central office switching equipment and over 1,186 miles of buried copper cable and 186 miles of buried fiber optic cable. All properties described herein are encumbered under mortgages held by the RUS.

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

         Dunkirk & Fredonia Telephone Company (including its subsidiaries) own a total of approximately 16.4 acres at 5 sites located in western New York. Its host central office switching equipment, administrative and commercial offices consisting of 18,297 square feet is located in Fredonia, New York. In addition, Dunkirk & Fredonia owns 4 other smaller facilities housing garage, warehouse and central office switching equipment and over 62 miles of buried copper cable and 21 miles of fiber optic cable.

         Upper Peninsula Telephone Company owns a total of approximately 25 acres at 19 sites located principally in the Upper Peninsula of Michigan. Its host central office switching equipment, administrative and commercial offices consisting of 11,200 square feet is located in Carney, Michigan. In addition, Upper Peninsula owns 25 other smaller facilities housing garage, warehouse and central office switching equipment and over 2,100 miles of buried copper cable and 95 miles of fiber optic cable. All properties described herein are encumbered under mortgages held by the RUS and Co-Bank.

         CLR Video has its headquarters in leased space in Wetmore, Kansas. It also owns one small parcel of land and leases 22 small sites, which it uses for its cable receiving and transmission equipment. All properties described herein are encumbered under a mortgage to Co-Bank.

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


                                    PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

         The information required by this Item 5 is incorporated herein by reference to "Market Price Information and Common Stock Ownership" in Registrant's Annual Report to Shareholders for the year ended December 31, 1997.


ITEM 6. SELECTED FINANCIAL DATA

         The information required by this Item 6 is incorporated herein by reference to "Five Year Summary Selected Financial Data" in Registrant's Annual Report to Shareholders for the year ended December 31, 1997.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item 7 is incorporated herein by reference to "Management Discussion and Analysis of Financial Condition and Results of Operations" in Registrant's Annual Report to Shareholders for the year ended December 31,1997.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Report of Independent Auditors and the following Consolidated Financial

Statements of the Registrant are incorporated herein by reference to Registrant's Annual Report to Shareholders for the year ended December 31, 1997.

                 Consolidated Balance Sheets - December 31, 1997, and 1996.

                 Consolidated Statements of Operations - Years ended December 31, 1997, 1996, and 1995.

                 Consolidated Statements of Shareholders' Equity - Years ended December 31, 1997, 1996, and 1995.

                 Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1996, and 1995.

                 Notes to Consolidated Financial Statements


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On August 25, 1997, Registrant's majority-owned subsidiary Spinnaker Industries, Inc. ("Spinnaker") dismissed Deloitte & Touche LLP, independent accountants ("DT"), as the principal accountant for Central Products Company, a wholly owned subsidiary of Spinnaker ("Central Products"), and expanded the auditing responsibility of Registrant's and Spinnaker's principal accountants, Ernst & Young LLP ("EY"), to include Central Products operations. EY has served as the Registrant's and Spinnaker's principal independent accountant since at least 1988. EY referred to DT's audits of Central Products' financial statements as of December 31, 1995 and 1996 and for the year ended December 31, 1996 and the three months ended December 31, 1995, in its reports regarding its audits of the financial statements of Registrant and Spinnaker.

         Spinnaker's Audit Committee, with the knowledge of Registrant's Audit Committee, recommended the foregoing change in accountants to Spinnaker's Board of Directors, who approved such action on August 12, 1997. The Spinnaker Audit Committee's recommendation was based upon its desire to consolidate its annual audit process under one independent accounting firm.

         The reports of DT on Central Products' financial statements as of December 31, 1996 and 1995 and for the year ended December 31, 1996 and the three months ended December 31, 1995, have not contained an adverse opinion or a disclaimer of an opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with DT or any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during those two periods and in the subsequent interim periods, which, if they had not been resolved to the satisfaction of DT, would have caused it to make reference to such disagreement in its report on Central Products' financial statements. Spinnaker filed a Form 8-K dated August 25, 1997, with respect to such change.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item 10 is included under the captions "Executive Officers of the Registrant" in Item 1 hereof and included under the captions "Election of Directors" and "Section 16(a) Reporting" in Registrant's Proxy Statement for its Annual Meeting of Shareholders for 1998, which information is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

      The information required by this Item 11 is included under the captions "Compensation of Directors," "Executive Compensation," "Executive Compensation and Benefits Committee Report on Executive Compensation" and "Performance Graph" in Registrant's Proxy Statement for its Annual Meeting of Shareholders for 1998, which information is incorporated herein by reference. The Performance Graph in the Proxy Statement shows that Registrant's Common Stock underperformed the American Stock Exchange Market Value Index and a combined peer group index (telephone communications, except radio telephone operations; converted paper and paperboard; and trucking except local) in 1993 and out performed said indices through 1994, 1995, 1996, and 1997.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item 12 is included under the caption "Security Ownership of Certain Beneficial Owners and Management," in the Registrant's Proxy Statement for its Annual Meeting of Shareholders for 1998, which information is included herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item 13 is included under the caption "Executive Compensation", and "Transactions with Certain Affiliated Persons" in the Registrant's Proxy Statement for its Annual Meeting of Shareholders for 1998, which information is included herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this Form 10-K
Annual Report:

         (1)  Financial Statements:

         The Report of Independent Auditors and the following Consolidated Financial Statements of the Registrant are incorporated herein by reference to the Registrant's Annual Report to Shareholders for the year ended December 31, 1997, as noted on Page 29-30 in Item 8 hereof:


         Consolidated Balance Sheets - December 31, 1997 and 1996

         Consolidated Statements of Operations - Years ended December 31, 1997, 1996, and 1995

         Consolidated Statements of Shareholders' Equity - Years ended December 31, 1997, 1996, and 1995

         Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1996, and 1995

         Notes to Consolidated Financial Statements

         (2)   Financial Statement Schedules:
               Schedule I - Condensed Financial Information of Registrant

               Schedule II - Valuation and Qualifying Accounts

               Other Financial Statement Schedules have been excluded because they are not required.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               LYNCH CORPORATION
                       CONDENSED STATEMENT OF OPERATIONS

                                                                          Year Ended December 31
                                                                      ------------------------------
                                                                      1997        1996       1995
                                                                      ----        ----       ----
                                                                       (In Thousands of Dollars)
Interest, Dividends & Gain on Sales of Marketable Securities          $ 377     $   649    $   232
Interest, Dividend & Other Income from Subsidiaries                      35         621        715
Gain on Sale of Subsidiary and Affiliate Stock:
  Brown-Bridge Industries, Inc.                                          -          203          -
                                                                      -----      ------     ------
            TOTAL INCOME                                                412       1,473        947

Costs and Expenses:
  Unallocated Corporate Administrative Expense                        $ 1,436   $ 2,312    $ 2,869
  Interest Expense                                                      1,257       669        448
  Interest Expense to Subsidiaries                                        741       249         --
                                                                      -------   -------    -------
             TOTAL COST AND EXPENSES                                    3,434     3,230      3,317
                                                                      -------   -------    -------


LOSS BEFORE INCOME TAXES, EQUITY IN NET INCOME (LOSS)
  OF SUBSIDIARIES                                                      (3,022)   (1,758)    (2,370)

Income Tax Benefit                                                      1,142       515        779
Equity in Net Income (Loss) of Subsidiaries                              (998)    3,939      6,736
                                                                      --------  -------    -------
NET INCOME                                                            $(2,878)  $ 2,696    $ 5,145
                                                                      =======   =======    =======



NOTES TO CONDENSED FINANCIAL STATEMENTS
NOTE A - DIVIDENDS FROM SUBSIDIARIES

Cash dividends paid to Lynch Corporation from the Registrant's consolidated subsidiaries were $1,195,000 in 1997, $1,811,000 in 1996, and $1,166,000 in
1995.   No other dividends were received from subsidiaries or investees.

NOTE B - SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR ADDITIONAL
INFORMATION

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               LYNCH CORPORATION
                            CONDENSED BALANCE SHEET

                                                                      Year Ended December 31
                                                                       1997            1996
                                                                       ----            ----
                                                                     (In Thousands of Dollars)
ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                                           $  290         $    68
  Marketable Securities and Short Term Investments                       755             573
  Deferred Income Tax Benefits                                           348             738
  Other Current Assets                                                    47              11
                                                                      ------         -------

    Total Current Assets                                               1,440           1,390


OFFICE EQUIPMENT (Net of Depreciation)                                    22              26



OTHER ASSETS (Principally Investment in
and Advances to Subsidiaries)                                         $69,255        $61,836
                                                                      -------        -------

  Total Assets                                                        $70,717        $63,252
                                                                      =======        =======


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES                                                   $28,602        $18,965

LONG TERM DEBT                                                          2,190          2,090
DEFERRED INCOME TAX LIABILITIES                                         1,478          1,585

DEFERRED CHARGES                                                        1,996          1,689

TOTAL SHAREHOLDERS' EQUITY                                            $36,451        $38,923
                                                                      -------        -------

  Total Liabilities and Shareholders' Equity                          $70,717        $63,252
                                                                      =======        =======

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               LYNCH CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                            Year Ended December 31
                                                                          1997       1996         1995
                                                                          ----       ----         ----
                                                                            (In Thousands of Dollars)

 Cash Provided From (Used In) Operating Activities                       $   (25)    $   469      $(1,158)
                                                                         --------    -------      -------

INVESTING ACTIVITIES:
  Investment in Lynch Manufacturing                                        1,135       1,683          781
  Investment and Advances to Brighton Communications                         (17)     (2,053)          -
  Loan to Spinnaker Industries, Inc.                                          -        1,330           --
  Investment in Brown-Bridge Industries, Inc.                                 -          407           -
  Investment in and Advances to Lenco II                                      -           -         2,535
  Investment in and Advances to The Morgan Group, Inc.                         7          60        1,300
  Investment in and Advances to Pcs Partnerships                          (8,628)    (14,315)      (7,010)
  Other                                                                     (101)        607          (13)
                                                                          -------    -------      -------
NET CASH PROVIDED FROM (USED IN) INVESTING ACTIVITIES                     (7,604)    (12,281)      (2,407)
                                                                         -------     -------      -------

FINANCING ACTIVITIES:
Net Borrowings
  Lines of Credit                                                          7,179       8,627        3,709
  Issuance of Long Term Debt                                                  -        2,000           --
  Sale of Treasury Stock                                                     672         754           -
  Other                                                                       -            1          248
                                                                          ------      ------       ------

NET CASH PROVIDED FROM FINANCING ACTIVITIES                                7,851      11,382        3,957
                                                                          ------      ------      -------

TOTAL INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS                        222        (430)         392

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                68         498          106
                                                                          ------      ------      -------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $  290      $   68      $   498
                                                                          ======      ======      =======

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                       LYNCH CORPORATION AND SUBSIDIARIES
                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995



                                    COLUMN A     COLUMN B    COLUMN C          COLUMN D         COLUMN E
                                                       ADDITIONS
                                    BALANCE AT                  CHARGED TO     CHARGED TO
                                    BEGINNING    COSTS AND    OTHER ACCOUNTS   DEDUCTIONS       BALANCE AT
  DESCRIPTION                       OF PERIOD    EXPENSES       -DESCRIBE       -DESCRIBE         PERIOD
YEAR ENDED DECEMBER 31, 1997
 ALLOWANCE FOR UNCOLLECTIBLE      $1,525,000   $  742,000     $       0       $  819,000(B)     $1,448,000


YEAR ENDED DECEMBER 31, 1996
 ALLOWANCE FOR UNCOLLECTIBLE      $1,732,000   $1,900,000     $   75,000(A)    $2,182,000(B)    $1.525.000

YEAR ENDED DECEMBER 31, 1995
 ALLOWANCE FOR UNCOLLECTIBLE       $ 737,000   $  987,000     $1,160,000(A)    $1,152,000(B)    $1,732,000


(A) ALLOCATION OF PURCHASE PRICE OF ACQUIRED COMPANY.

(B) UNCOLLECTIBLE ACCOUNTS WRITTEN OFF ARE NET OF RECOVERIES.

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and therefore have been omitted.

         See Page 2 above re Forward Looking Information.

         (3) Exhibits: See the Exhibit Index on pages 40 - 43 of this Form 10-K Annual Report.

         The following Exhibits listed in the Exhibit Index are filed with this Form 10-K Annual Report:

         10(o)  -         Directors Stock Plan

   10(u)(i)(a)  -         Correction to Loan Agreement

         10(y)  -         Letter Agreement dated as of January 20, 1998,
                          between Lynch PCS Corporation G and BCK/Rivgam, L.L.C.


         10(z)   -        Employment Agreement dated February 2, 1998 between
                          Registrant and Mark Feldman

         13      -        Annual Report to Shareholders for the year ended
                          December 31, 1997 (only those portions of the Annual
                          Report expressly incorporated by reference herein shall be deemed filed)

         21      -        Subsidiaries of the Registrant

         23      -        Consents of Independent Auditors
                          -       Ernst & Young LLP
                          -       Arthur Andersen LLP
                          -       McGladrey & Pullen, LLP(2)
                          -       Deloitte & Touche, LLP
                          -       Johnson Mackowiak Moore & Myott, LLP
                          -       Frederick & Warriner, L.L.C.

         24      -        Powers of Attorney

         27      -        Financial Data Schedules

         99               Report of Independent Auditors.

                          -       Report of Arthur Andersen LLP on the
                                  Consolidated Financial Statements of the
                                  Morgan Group, Inc. for the year ended
                                  December 31, 1995.
                        - Report of McGladrey & Pullen, LLP on the Financial Statements of Capital
                                  Communications Corporation for the years ended December 31, 1996 and 1995.
                          - Report of McGladrey & Pullen, LLP on the Financial Statements of Coronet
                                  Communications Corporation for the years ended December 31, 1996 and 1995.
                          - Report of Deloitte & Touche LLP on the Financial Statements of Central Products Company for the year ended December 31, 1996 and the three months ended December 31, 1995.
                          -       Report of Johnson Mackowiak Moore & Myott,
                                  LLP on the Consolidated Financial Statements of Dunkirk & Fredonia Telephone Company for the period November 26, 1996 through December 31, 1996.
                          - Report of Frederick & Warinner, L.L.C. on the Financial Statements of CLR Video, Inc. for the year ended December 31, 1996.

(b) Reports on Form 8-K: Reports on Form 8-K were filed as of (i) October 15, 1997, and December 8, 1997, to report under Item 5 on letters to Hector Communications, Inc. with respect to shares of stock of Hector .

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

LYNCH CORPORATION

By:s/ROBERT E. DOLAN
--------------------------
         ROBERT E. DOLAN
         Chief Financial Officer (Principal
         Financial and Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURE                       CAPACITY                                     DATE
     ---------                       --------                                     ----
* MARIO J. GABELLI                Chairman of the Board of
-------------------               Directors and Chief
  MARIO J. GABELLI                Executive Officer                               March 30, 1998
                                  (Principal Executive Officer)


* E. VAL CERUTTI                  Director                                        March 30, 1998
------------------
  E. VAL CERUTTI

* PAUL J. EVANSON                 Director                                        March 30, 1998
------------------
  PAUL J. EVANSON

* JOHN C. FERRARA                 Director                                        March 30, 1998
-----------------
  JOHN C. FERRARA

* DAVID C. MITCHELL               Director                                        March 30, 1998
-------------------
  DAVID C. MITCHELL

* SALVATORE MUOIO                 Director                                        March 30, 1998
-----------------
  SALVATORE MUOI0

* RALPH R. PAPITTO                Director                                        March 30, 1998
------------------
  RALPH R. PAPITTO

s/ROBERT E. DOLAN                 Chief Financial Officer
------------------                (Principal Financial
  ROBERT E. DOLAN                 and Accounting Officer)                         March 30, 1998


*s/ROBERT A. HURWICH
--------------------
   ROBERT A. HURWICH
   Attorney-in-fact

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

         (d) Credit Agreement among Central Products, Brown-Bridge and Entoleter, as Borrowers, Spinnaker, as Guarantor, each of the financial institutions listed on Schedule 1 thereto, BT Commercial Corporation, as Agent, Transamerican Business Credit Corporation, as Collateral Agent, and Bankers Trust Company as Issuing Bank (incorporated by reference to Exhibit
                 99.1 to Registrant's Form 8-K dated October 23, 1996).

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

         (c) Stock Purchase Agreement, dated May 13, 1993, whereby Registrant acquired J.B.N. Telephone Company, Inc. (incorporated by reference to Exhibit 2(a) of the Registrant's Form 8-K, dated December 13, 1993).+

         (d) Stock Purchase Agreement, dated January 19, 1994, between Registrant and Mario J. Gabelli (incorporated by reference to
                 Exhibit II of Amendment

                 Number 36 to Schedule 13D filed by Mario J. Gabelli and affiliated companies on January 19, 1994).

         (e) Shareholders Agreement among Capital Communications Company, Inc., Lombardo Communications, Inc. and Lynch Entertainment Corporation II (incorporated by reference to Exhibit 10 of Registrant's Form 8-K, dated March 14, 1994).

         (f) Acquisition Agreement between Brown-Bridge Acquisition Corporation and Kimberly-Clark Corporation, dated June 15, 1994 (exhibit omitted) (incorporated by reference to Exhibit 10(c) to Registrant's Form 10-Q for the quarter ended June 10, 1994).+

         *(g) Management Agreement, dated as of June 10, 1994, by and among Boyle, Fleming, George & Co., Inc. and Safety Railway Service Corporation (incorporated by reference by Exhibit 7.1 to the Registrant's Form 8-K, dated June 13, 1994).


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

      (j)(i) Asset Purchase Agreement, dated as of June 15, 1994, between Kimberly-Clark Corporation and Brown-Bridge Acquisition Corp. (Exhibits omitted) (incorporated by reference to Exhibit 10(c) to Registrant's Form 10-Q for the quarter ended June 30,
                 1994).+

     (j)(ii) Amendments Nos. 1-3 to Asset Purchase Agreement by and between Kimberly-Clark Corporation and Brown-Bridge Industries, Inc. (formerly Brown-Bridge Acquisition Corp.) (incorporated by reference to Registrant's Form 8-K, dated September 19, 1994).

         (k) Stock Purchase Agreement, dated as of August 26, 1994, among Brighton Communications Corporation, Lynch Telephone Corporation VII, Universal Service Telephone Company and InterDigital Communications Corporation (Exhibits omitted) (incorporated by reference to Exhibit 7.1 to Registrant's Form 8-K, dated September 26, 1994).+

        *(l)     Stock Purchase and Loan Program (incorporated by reference to
                 Exhibit 10(p) to Registrant's Form 10-K for the year ended December 31, 1994).

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

       *(o)      Directors Stock Plan

       *(p) Phantom Stock Plan (incorporated by reference to Exhibit 10(p) to Registrant's Form 10-Q for the year ended March 31, 1997).

         (q) Stock and Asset Purchase Agreement, dates as of September 27, 1995, by and among Central Products Acquisition Corp., Unisource Worldwide, Inc. and Alco Standard Corporation (incorporated by reference to Exhibit 7.1 to Registrant's Form 8-K dated October 18, 1995).+

         (r) Stock Purchase Agreement, dated as of November 1, 1995, among Brighton Communications Corporation, Lynch Telephone Corporation VIII and certain other persons (excluding exhibits) (incorporated by reference to Exhibit 10(v) to Registrant's Form 10-K for the year ended December 31, 1995).+

      (s)(i) Loan Agreement, dated as of November 6, 1995, between Lynch PCS Corporation A and Aer Force Communications L.P. (now Fortunet Wireless, L.P.) (four similar loan agreements with Fortunet Wireless, L.P. increase the total potential commitment to $41.8 million) (incorporated by reference to
                 Exhibit 10(w) to Registrant's Form 10-K for the year ended December 31, 1995..

     (s)(ii) Amendment No. 1 to the Loan Agreement, dated as of November 6, 1995, referred to in 10(s)(i) (incorporated by reference to Exhibit 10(a) to Registrant's Form 10-Q for quarter ended March 31, 1996).

         (t) Agreement and Plan of Merger (Brown-Bridge Minority Interest), by and among Spinnaker, BB Merger Corp., Brown-Bridge Industries, Inc. and the stockholders of Brown-Bridge Industries, Inc. on Exhibit A thereto (incorporated by reference to Exhibit 99.2 to Registrant's Form 8-K, dated April 19, 1996).+

      (u)(i) Loan Agreement, dated as of August 12, 1996, between Gabelli Funds, Inc. and Registrant (incorporated by reference to Exhibit 10(u)(i) of Registrant's Form 10-K for the year ended December 31, 1996.

      (u)(a)     Correction to Loan Agreement.

     (u)(ii) Pledge and Security Interest Agreement, dated as of August 12, 1996, by and between Gabelli Funds, Inc. Registrant and certain subsidiaries of Registrant (incorporated by reference to Exhibit 10(u)(ii) to Registrant's Form 10-K for the year ended December 31, 1996).

         (v) Letter Agreement, dated as of August 12, 1996, between Rivgam Communicators, L.L.P. and Lynch PCS Corporation G (incorporated by reference to Exhibit 10(u)(ii) to Registrant's Form 10-K for the year ended December 31, 1996).

         (w) Loan Agreement, dated as of August 12, 1996 between Lynch PCS Corporation F and Aer Force Communications B, L.P. (incorporated by reference to Exhibit 10(u)(ii) to Registrant's Form 10-K for the year ended December 31, 1996).

 10(x) Letter Agreement between Lynch PCS Corporation G and Bal/Rivgam, L.L.C. (incorporated by reference to Exhibit 10(x) to Registrant's Form 10-Q for the Quarter ended September 30,
                 1997).

 10(y) Letter Agreement, dated January 20, 1998, between Lynch PCS Corporation G and BCK/Rivgam, L.L.C.

*10(z) Employment Agreement, dated February 2, 1998, between Registrant and Mark Feldman.

 13              Annual Report to Shareholders for the year ended December 31,
                 1997 (only
                 those portions of the Annual Report expressly incorporated by reference herein shall be deemed filed.)
16 Letter Re: Change in Certifying Accountant (incorporated by reference to Exhibit 16 to Registrant's Form 8-K, dated March 19, 1996).

21       Subsidiaries of the Registrant.

23                        Consents of Independent Auditors.
                          -  Ernst & Young LLP
                          -  Arthur Andersen LLP
                          -  McGladrey & Pullen, LLP(2)
                          -  Deloitte & Touche, LLP
                          -  Johnson Mackowiak Moore & Myott, LLP
                          -  Frederick & Warinner, L.L.C.

24               Powers of Attorney.

99               Report of Independent Auditors.

                          -       Report of Arthur Andersen LLP on the
                                  Consolidated  Financial Statements of the
                                  Morgan Group, Inc.  for the  year ended
                                  December 31, 1995.
                         - Report of McGladrey & Pullen, LLP on the Financial Statements of Capital
                                  Communications Corporation for the years ended December 31, 1996 and 1995.
                          - Report of McGladrey & Pullen, LLP on the Financial Statements of Coronet
                                  Communications Corporation for the years ended December 31, 1996 and 1995.
                          - Report of Deloitte & Touche LLP on the Financial Statements of Central Products Company for the year ended December 31, 1996 and the three months ended December 31, 1995.
                          -       Report of Johnson Mackowiak Moore & Myott,
                                  LLP on the Consolidated Financial Statements of Dunkirk & Fredonia Telephone Company for the period November 26, 1996 through December 31, 1996.
                          - Report of Frederick & Warinner, L.L.C. on the Financial Statements of CLR Video, Inc. for the year ended December 31, 1996.

----------------------
*    Management contract or compensatory or arrangement.

+    Registrant agrees to furnish a supplemental copy of any omitted schedule to the Securities and Exchange Commission upon request.


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