Form 10-Q
period 1998-03-31
LYNCH CORP
filed 1998-05-15
CIK 61004

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ---------------- to -----------------

Commission File No. 1-106


                               LYNCH CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Indiana                                             38-1799862
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification No.)

401 Theodore Fremd Avenue, Rye, New York                          10580
--------------------------------------------------------------------------------
   (Address of principal executive offices)                     (Zip Code)

                                 (914) 921-7601
--------------------------------------------------------------------------------
               Registrant=s telephone number, including area code



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (20 has been subject to such filing requirements for the past 90 days.

Yes  /X/    No  / /

Indicate the number of shares outstanding of each of the Registrant=s classes of Common Stock, as of the latest practical date.

          Class                                Outstanding At May 1, 1998
          -----                                --------------------------
Common Stock, no par value                             1,418,248

                                      INDEX

                       LYNCH CORPORATION AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheet:
              -         March 31, 1998
              -         December 31, 1997 (Audited)

            Condensed Consolidated Statements of Operations:
              -         Three months ended March 31, 1998 and 1997

            Condensed Consolidated Statements of Cash Flows:
              -         Three months ended March 31, 1998 and 1997

            Notes to Consolidated Financial Statements:


Item 2. Management=s Discussion and Analysis of Financial Condition and Results of Operations


PART II.    OTHER INFORMATION

Item 2.     Changes in Securities

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K


SIGNATURES

Part 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                       LYNCH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

            (In thousands)

                                                                                                   March 31,         December 31,
                                                                                                     1998                1997
                                                                                                  ---------           ---------
                                                                                                  (Unaudited)             (A)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                                        $  24,529           $  33,557
 Marketable securities and short-term investments                                                       647
                                                                                                                            985
 Receivables, less allowances of $1,417 and $1,448                                                   59,781
                                                                                                                         54,480
 Inventories                                                                                         45,055              35,685
 Deferred income taxes                                                                               17,993              17,993
 Other current assets                                                                                11,147              10,059
                                                                                                  ---------           ---------
            Total current assets                                                                    159,152             152,759

PROPERTY, PLANT AND EQUIPMENT:
 Land                                                                                                 2,780               1,742
 Buildings and improvements                                                                          27,403              25,272
 Machinery and equipment                                                                            211,707             190,579
                                                                                                  ---------           ---------
                                                                                                    241,890             217,593
 Less accumulated depreciation                                                                      (64,872)            (60,064)
                                                                                                  ---------           ---------
 Net property, plant and equipment                                                                  177,018             157,529

EXCESS OF COSTS OVER FAIR VALUE OF NET ASSETS ACQUIRED                                               93,607              73,257
INVESTMENTS IN AND ADVANCES TO PCS ENTITIES                                                          25,949              25,448
OTHER ASSETS                                                                                         16,190              14,645
                                                                                                  ---------           ---------
Total assets                                                                                      $ 471,916           $ 423,638
                                                                                                  ---------           ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable to banks                                                                            $  61,429           $  29,021
Trade accounts payable                                                                               25,588              21,381
Accrued liabilities                                                                                  39,587              37,104
Current maturities of long-term Debt                                                                 10,801               9,302
                                                                                                  ---------           ---------
     Total current liabilities                                                                      137,405              96,808

LONG-TERM DEBT                                                                                      245,950             242,776
DEFERRED INCOME TAXES                                                                                34,070              33,764
PENSION LIABILITIES AND OTHER POST-RETIREMENT BENEFITS                                                2,970                   0
MINORITY INTERESTS                                                                                   15,001              13,839
SHAREHOLDERS' EQUITY:
 Common stock, no par or stated value: authorized
 10,000,000 shares; issued 1,471,191 shares
 (at stated value)                                                                                    5,139               5,139
 ADDITIONAL PAID - IN CAPITAL                                                                         8,710               8,644
 RETAINED EARNINGS                                                                                   22,978              23,414
 ACCUMULATED OTHER COMPREHENSIVE INCOME                                                                 423                   0
 TREASURY STOCK OF 52,943 AND 54,143 SHARES AT COST                                                    (730)               (746)
                                                                                                  ---------           ---------
            Total Shareholders' Equity                                                               36,520              36,451
                                                                                                  ---------           ---------
            Total Liabilities and Shareholders' Equity                                            $ 471,916           $ 423,638
                                                                                                  =========           =========

(A)The Balance Sheet at December 31, 1997 has been derived from the Audited Financial Statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Condensed Consolidated Financial Statements

                       LYNCH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)
                      (In thousands, except share amounts)

                                                                                                 Three months ended
                                                                                                      March 31,
Sales And Revenues                                                                        1998                         1997
                                                                                          ----                         ----
  Multimedia                                                                         $    12,932                   $    10,067
  Services                                                                                33,971                        33,633
  Manufacturing                                                                           68,314                        65,079
                                                                                     -----------                   -----------
                                                                                         115,217                       108,779
                                                                                     -----------                   -----------
Costs and expenses:
  Multimedia                                                                               9,221                         7,807
  Services                                                                                31,950                        30,969
  Manufacturing                                                                           58,691                        55,442
  Selling and administrative                                                              10,968                        10,325
                                                                                     -----------                   -----------
OPERATING PROFIT                                                                           4,387                         4,236

Other income (expense):
Investment income                                                                            669                           433
Interest expense                                                                          (6,348)                       (5,469)
Share of operations of
  affiliated companies                                                                        73                            14
Loss on sale of subsidiary stock                                                             (58)                            0
                                                                                     -----------                   -----------
                                                                                          (5,664)                       (5,022)
                                                                                     -----------                   -----------
LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES AND
  MINORITY INTERESTS                                                                      (1,277)                         (786)
Benefit for income taxes                                                                     536                           315
Minority interests                                                                           305                           (41)
                                                                                     -----------                   -----------

 NET LOSS                                                                            $      (436)                  $      (512)
                                                                                     ===========                   ===========

Weighted average shares
 outstanding                                                                           1,418,000                     1,413,000
                                                                                     ===========                   ===========

BASIC EARNINGS PER SHARE:
  NET LOSS                                                                           $     (0.31)                  $     (0.36)
                                                                                     ===========                   ===========
DILUTED EARNINGS PER SHARE:
  NET LOSS                                                                           $     (0.31)                  $     (0.36)
                                                                                     ===========                   ===========

See Notes to Condensed Consolidated Financial Statements

                       LYNCH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)
                                 (In thousands)

                                                                                              Three months ended
                                                                                                  March 31,
                                                                                      ---------------------------------
                                                                                         1998                   1997
                                                                                      ---------------------------------
OPERATING ACTIVITIES

Net loss                                                                              $   (436)               $   (512)
Adjustments to reconcile net loss to net
cash provided by operating activities:
  Depreciation and amortization                                                          5,977                   4,826
  Net effect of purchases and
    sales of trading securities                                                            338                     490
  Share of operations of affiliated companies                                              (73)                    (14)
  Minority interests                                                                      (305)                     41
  Loss on sale of stock by subsidiaries                                                     58                       0
  Changes in operating assets and liabilities:
    Receivables                                                                           (702)                    998
    Inventories                                                                           (100)                    922
    Accounts payable and accrued liabilities                                             8,031                    (663)
    Other                                                                               (2,567)                 (1,153)
                                                                                      --------                --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                               10,221                   4,935
                                                                                      --------                --------

INVESTING  ACTIVITIES
Capital expenditures                                                                    (4,421)                 (3,315)
Investment in Spinnaker Coating-Maine, Inc.                                            (44,770)                      0
Investment in Coronet Communications Company                                                 0                   2,995
Investment in Upper Peninsula Telephone Company                                              0                 (15,474)
Investment in Personal Communications
  Services Partnerships                                                                      0                   4,989
Other                                                                                     (781)                      7
                                                                                      --------                --------

NET CASH USED IN INVESTING ACTIVITIES                                                  (49,972)                (10,798)
                                                                                      --------                --------

FINANCING ACTIVITIES
Issuance (repayments)of long-term debt, net                                             30,081                  (1,017)
Treasury stock transactions                                                                 90                     657
Minority interest transactions                                                             552                     (38)
                                                                                      --------                --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                     30,723                    (398)
                                                                                      --------                --------

Net decrease in cash and cash equivalents                                               (9,028)                 (6,261)
Cash and cash equivalents at beginning of period                                        33,557                  33,946
                                                                                      --------                --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              24,529                  27,685
                                                                                      ========                ========

See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

A.     SUBSIDIARIES OF THE REGISTRANT

                                                           Owned by
Subsidiary                                                  Lynch
----------                                                  -----

Brighton Communications Corporation             100.0%
  Lynch Telephone Corporation IV                            100.0%
    Bretton Woods Telephone Company, Inc.                   100.0%
    World Surfer, Inc.                                      100.0%
  Lynch Kansas Telephone Corporation            100.0%
  Lynch Telephone Corporation VI                 98.0%
    J.B.N. Telephone Company, Inc.                           98.0%
      J.B.N. Finance Corporation                 98.0%
    Giant Communications, Inc.                               98.0%
    Lynch Telephone Corporation VII             100.0%
      USTC Kansas, Inc.                                     100.0%
        Haviland Telephone Company, Inc.                    100.0%
          Haviland Finance Corporation          100.0%
  DFT Communications Corporation                100.0%
    Dunkirk & Fredonia Telephone Company                    100.0%
      Cassadaga Telephone Company                           100.0%
        Macom, Inc.                             100.0%
      Comantel, Inc.                                        100.0%
        D&F Cellular Telephone, Inc.            100.0%
          Erie Shore Communications, Inc.                   100.0%
    DFT Long Distance Corporation                           100.0%
LMT Holding Corporation                                     100.0%
  Lynch Michigan Telephone Holding Corporation  100.0%
    Upper Peninsula Telephone Company           100.0%
      Alpha Enterprises Limited                 100.0%
        Upper Peninsula Cellular North, Inc.                100.0%
        Upper Peninsula Cellular South, Inc.                100.0%

Global Television, Inc.                                     100.0%

Inter-Community Acquisition Corporation                     100.0%

Home Transport Services, Inc.                               100.0%

Lynch Capital Corporation                       100.0%

Lynch Entertainment Corporation                 100.0%
Lynch Entertainment Corporation II                          100.0%

Lynch International Exports, Inc.               100.0%

Lynch Manufacturing Corporation                 100.0%
  Lynch Display Technologies, Inc.                          100.0%
    Lynch Systems, Inc.                                     100.0%
  M-tron Industries, Inc.                        91.0%
    M-tron Industries, Ltd.                                  91.0%
  Spinnaker Industries, Inc                                  63.0%


    Entoleter, Inc.                                          63.0%
    Spinnaker Coating, Inc.                                  63.0%
       Spinnaker Coating-Maine, Inc.             63.0%
    Central Products Company                                 63.0%

Lynch Multimedia Corporation                                100.0%
  CLR Video, L.L.C.                              60.0%

The Morgan Group, Inc.                              66.24%(V)/51.47%(O)
  Morgan Drive Away, Inc.                           66.24%(V)/51.47%(O)
    Transport Services Unlimited, Inc.              66.24%(V)/51.47%(O)
  Interstate Indemnity Company                      66.24%(V)/51.47%(O)
  Morgan Finance, Inc.                              66.24%(V)/51.47%(O)
  TDI, Inc.                                         66.24%(V)/51.47%(O)
   Home Transport Corporation                       66.24%(V)/51.47%(O)
    MDA Corporation                                 66.24%(V)/51.47%(0)

Lynch PCS Communications Corporation            100.0%
  Lynch PCS Corporation A                       100.0%
  Lynch PCS Corporation F                       100.0%
  Lynch PCS Corporation G                       100.0%

Lynch Interactive Corporation                   100.0%
Lynch Telecommunications Corporation            100.0%
  Lynch Telephone Corporation                                83.1%
    Western New Mexico Telephone Co., Inc.                   83.1%
    WNM Communications Corporation                           83.1%
    Wescel Cellular, Inc.                                    83.1%
      Wescel Cellular of New Mexico
      Limited Partnership                        51.0%       42.4%
    Wescel Cellular, Inc. II                                 83.1%
    Northwest New Mexico Cellular, Inc.          50.0%       40.6%
      Northwest New Mexico Cellular of
      New Mexico Limited Partnership             51.0%       20.7%
    Enchantment Cable Corporation                83.1%
  Lynch Telephone Corporation II                 83.0%
    Inter-Community Telephone Company            83.0%
      Inter-Community Telephone Company II                   83.0%
  Lynch Telephone Corporation III                            81.0%
    Cuba City Telephone Exchange Company                     81.0%
    Belmont Telephone Company                                81.0%

Notes:

 (V)=Percentage voting control; (O)=Percentage of equity ownership

B.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant=s Annual Report on Form 10-K for the year ended December 31, 1997.

C.    ACQUISITIONS

On March 17, 1998, Spinnaker Coating-Maine, Inc. acquired the pressure sensitive adhesive-backed label stock business of S.D. Warren. The purchase price was approximately $52.0 million, plus the assumption of certain liabilities and was funded by issuing the seller a convertible subordinated note of $7.0 million with the remainder funded by Spinnaker's revolving credit facility. As a result of this transaction, the Registrant recorded approximately $19.6 million in goodwill which is being amortized over 30 years.

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

All of the above acquisitions were accounted for as purchases, and accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair market values.

The operating results of the acquired companies are included in the Consolidated Statement of Operations from their respective acquisition dates. The following unaudited proforma information shows the results of the Registrant=s operations as though the acquisition of S.D. Warren's adhesive-backed label stock business and the acquisition of Upper Peninsula Telephone Company was made at the beginning of 1997.

                                                     Three Months Ended
                                                         March 31
                                                         --------
                                                   1998            1997
                                                   ----            ----
                                           (In thousands, except per share data)

Sales and Revenues                               $127,331       $127,377
Operating Profit                                    5,030          6,849
Income (Loss) from Continuing
 Operations Before Income Taxes
 and Minority Interest                             (1,593)           468
Net Income (Loss)                                    (318)           289
Net Income (Loss) Per Share                        $(0.22)         $0.20


D.    INVENTORIES

Inventories are stated at the lower of cost or market value. At March 31, 1998, inventories were valued by three methods: last-in, first-out (LIFO) - 41%, specific identification - 53%, and first-in, first-out (FIFO) - 6%. At December 31, 1997, the respective percentages were 48%, 43%, and 9%.

                                                            In Thousands
                                                            ------------
                                                      3-31-98         12-31-97
                                                      -------         --------
               Raw material and supplies              $11,858         $10,493
               Work in process                          4,525           3,544
               Finished goods                          28,672          21,648
                                                      -------         -------
                   Total Inventories                  $45,055         $35,685
                                                      =======         =======

E.     INDEBTEDNESS

On a consolidated basis, at March 31, 1998, the Registrant maintains short-term and long-term lines of credit facilities totaling $106.0 million, of which $30.8 million was available. The Registrant (Parent Company) maintains $24.0 million short-term line of credit facilities, of which $10.0 million was available at March 31, 1998. The $14.0 million facility will expire on June 15, 1998. The $10.0 million facility will expire on December 29, 1998. Spinnaker Industries, Inc. maintains lines of credit at its subsidiaries which total $60.0 million, of which $11.2 million was available at March 31, 1998. The Morgan Group maintains lines of credit totaling $10.0 million, of which $2.0 million was available at March 31, 1998. These facilities, as well as facilities at other subsidiaries of the Registrant, generally limit the credit available under the lines of credit to certain variables, such as inventories and receivables, and are secured by the operating assets of the subsidiary, and include various financial covenants.

Due to certain of these restrictive covenants and working capital requirements of the subsidiaries, cash distributions from the subsidiaries are limited. At March 31, 1998, $45.9 million of these total facilities expire within one year.

In general, the long-term debt credit facilities are secured by property, plant and equipment, inventory, receivables and common stock of certain subsidiaries and contain certain covenants restricting distributions to the Registrant.

 Long term debt consists of:                             3-31-98     12-31-97
                                                         -------     --------

Spinnaker Industries, Inc. 10.75% Senior
 Secured Note due 2006                                   $115,000    $115,000

Rural  Electrification  Administration and
 Rural Telephone Bank notes payable in
 equal quarterly  installments through 2027
 at fixed interest rates ranging from 2% to
 7.5% (4.7% weighted average)                              46,650      47,109

Bank credit  facilities  utilized by certain
 telephone  and  telephone  holding companies
 through 2009,  $34.5 million at a fixed
 interest rate averaging 9.1% and $19.0 million
 at variable interest rates averaging 8.8%                 53,483      54,633

Unsecured notes issued in connection with
 acquisitions at fixed interest rates
 averaging 9.2% with maturities through 2006               35,051      28,049

Other                                                       6,567       7,287
                                                         --------     -------
                                                          256,751     252,078
Current maturities                                        (10,801)     (9,302)
                                                         ---------    -------
                                                         $245,950    $242,776
                                                         ========    ========


F.    LOSS ON SALE OF SUBSIDIARY STOCK

During the first quarter of 1998, as a result of the exercise of a portion of the stock warrants held by the management of Spinnaker, the Registrant recorded a loss of $58,000 ($34,000 net of income tax, or $0.02 per share).

G.     EARNINGS PER SHARE

In December 1997, the Registrant adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which changed the methodology of calculating earnings per share. Basic earnings per common share amounts are based on the average number of common shares outstanding during each period, excluding the dilutive effects of options, warrants, and convertible securities. Diluted earnings per share reflect the effect, where dilutive, of the exercise of all stock options having an exercise price less than the greater of the average or closing market price at the end of the period of the Common Stock of the Registrant using the treasury stock method. All earnings per share amounts have been presented in accordance with, and where appropriate, restated to conform to the SFAS No. 128 requirements.

H.     COMPREHENSIVE INCOME

Effective January 1, 1998, the Registrant adopted Statement of SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net income (loss) or shareholders' equity. SFAS No. 130 requires unrealized gains or loses on the Registrant's available-for-sale securities, which prior to adoption were reported separately in shareholders equity to be included in other comprehensive income.

The components or comprehensive income, net of tax, for the three months ended March 31, 1998 and 1997 are as follows:


                                                            1998           1997
                                                           ------         -----

Net Loss                                                   $(436)         $(512)
Unrealized gains on securities                               423           --
                                                           -----          -----
Comprehensive income (loss)                                $ (13)         $(512)
                                                           -----          -----

The components of accumulated other comprehensive income, net of related tax, at March 31, 1998 and December 31, 1997 are as follows:

                                                              1998          1997
                                                              ----          ----

Unrealized gains on securities                                $423          $--
                                                              ----          ----
Accumulated comprehensive income                              $423          $--


Item 2. MANAGEMENT=S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


SALES AND REVENUES

Revenues for the first quarter of 1998 increased by $6.4 million or 6%, to $115.2 million, from the first quarter of 1997. Within the operating segments, multimedia, whose revenues increased by 28%, contributed $2.9 million to the increase; and manufacturing, whose revenues increased by 5%, contributed $3.2 million to the overall increase. Revenues of the services segment increased by 1%.

The increase in multimedia revenues is primarily attributable to the acquisition of Upper Peninsula Telephone Company in March 1997($2.3 million contribution). For multimedia businesses owned for a comparable period in 1998 and 1997, revenues increased by 6%. Within the manufacturing group, revenues for Spinnaker increased by $2.4 million, or 4% from first quarter 1997; Lynch Systems' revenues decreased by $.7 million; and M-tron's revenues increased by $1.6 million, or 35%. Spinnaker completed the acquisition of S.D. Warren's pressure sensitive adhesive-backed label stock business on March 18, 1998, which primarily accounted for the revenue increase in Spinnaker.

OPERATING PROFIT

Operating profit for the first quarter of 1998 increased by $.2 million to $4.4 million, from the first quarter of 1997. Operating profit in the multimedia segment increased by $1.4 million, primarily due to Upper Peninsula Telephone Company acquisition. Manufacturing's operating profit was flat as increases in operating profits at Spinnaker, due to manufacturing efficiencies, and M-tron, due to higher revenues, offset decreases at Lynch Systems. Services' operating profit decreased by nearly $.8 million, primarily resulting from higher claims costs as well as increased expenditures for data processing and in Specialized Transport by the Morgan Group. Corporate expenses increased by $0.5 million, primarily attributable to the non-cash charge relating to stock appreciation rights ("SARs"). The SARs charges in the first quarter of 1998 totaled $1.1 million compared to $.3 million in 1997 comparable period.

Consolidated   EBITDA  (earnings  before  interest,   taxes,   depreciation  and
amortization) increased by 14% to $10.2 million in 1998, compared to $9.0 million in the first quarter of 1997. In the multimedia segment, higher revenues resulted in increased EBITDA of $2.0 million or 43%, offset by increased depreciation and amortization expense of $.6 million, both primarily associated with the acquisition of Upper Peninsula Telephone Company in 1997. For multimedia businesses owned for a comparable period in 1998 and 1997, EBITDA increased by 11%. EBITDA for the services segment decreased by nearly $.8 million, primarily due to higher claims costs and increased expenditures for data processing and in Specialized Transport by the Morgan Group. The manufacturing group's EBITDA increased by $.4 million or 10%, primarily due to stronger performance at Spinnaker and M-tron, partially offset by a decline at Lynch Systems.

OTHER INCOME (EXPENSE), NET

Investment income in the first quarter of 1998 of $.7 million increased by $.2 million from the first quarter of 1997.

Interest expense increased by $.9 million to $6.3 million in the first quarter of 1998 from $5.4 million in the first quarter of 1997. The increase was primarily due to the increased debt level resulting from the acquisition of Upper Peninsula Telephone Company in March 1997, as well as Spinnaker's acquisition of S.D. Warren's pressure sensitive adhesive-backed label stock business on March 17, 1998. These amounts in 1998 and 1997 did not include $.4 million of capitalized interest associated with the development of Fortunet Communications, L.P.'s personal communications services ("PCS") licenses.

TAX PROVISION

The income tax provision (benefit) includes federal, as well as state and local taxes. The tax provision (benefit) for the three months ended March 31, 1998 and 1997, represent effective tax rates of (42%) and (40%), respectively. The differences from the federal statutory rate are principally due to the effect of state income taxes and amortization of non-deductible goodwill.

MINORITY INTEREST

Minority interest was $0.3 million lower in the first quarter of 1998 compared to 1997, primarily due to decreased net profits at the Morgan Group, Inc. a 51% owned subsidiary.

NET INCOME/LOSS

Net loss for the three months ended March 31, 1998 was ($.4) million, or ($0.31) per share, as compared to ($.5) million, or ($0.36) per share in the previous year=s quarter.

BACKLOG/NEW ORDERS

Total backlog of manufactured products at March 31, 1998 was $33.6 million, which represents an increase of $2.7 million from the backlog of $30.9 million at December 31, 1997. Included in the current backlog is a $16 million glass press order at Lynch Systems from an international customer. The customer has currently alerted the Company not to proceed with construction on these presses until notified and Lynch Systems does not expect significant production during 1998. The purchase order associated with this order contains a cancellation provision in which the customer pays Lynch Systems $2.4 million in event the customer induced delay. Lynch Systems is currently negotiating with the customer for a settlement of this cancellation provision. An increase in backlog at Spinnaker offset declining backlogs at Lynch Systems and M-tron.

LIQUIDITY/CAPITAL RESOURCES

As of March 31, 1998, the Company had current assets of $159.2 million and current liabilities of $137.4 million. Working capital was therefore $21.8 million as compared to $56.0 million at December 31, 1997. The decrease is primarily due to the acquisition of the S.D. Warren's pressure sensitive adhesive backed label stock business, a majority of which was financed by the draw down on a working capital revolver, which is classified as a current liability.

First quarter capital expenditures were $4.4 million in 1998 and $3.3 million in 1997.

At March 31, 1998, total debt was $318.2 million, which was $37.1 million more than the $281.1 million at the end of 1997, primarily due to the acquisition of S.D. Warren. Debt at March 31, 1998 included $236.3 million of fixed interest rate debt, at an average cash interest rate of 9.0% and $81.9 million of variable interest rate debt at an average interest rate of 9.3%. Additionally, at March 31, 1998 the Company had $19.6 million in unused short-term lines of credit of which $2.0 million of which was attributable to Morgan. Spinnaker has $11.2 million available under a long-term line of credit. Certain restrictive covenants within the debt facilities at both Spinnaker and Morgan limit their ability to provide the parent company with significant funding. As of March 31, 1998, the Parent Company had borrowed $14.0 million under short-term lines of credit facilities. The lines currently total $24.0 million. These funds were primarily used to fund the bids by partnerships in the PCS Auctions and fund a portion of the purchase price of Upper Peninsula Telephone Company. These short-term lines of credit expire June 15, 1998 ($14.0 million) and December 29, 1998 ($10.0 million). Management anticipates that these lines will be renewed for one year but there is no assurance that they will be.

Lynch Corporation maintains an active acquisition program and generally finances each acquisition with a significant component of debt. This acquisition debt contains restrictions on the amount of readily available funds that can be transferred to Lynch Corporation from its subsidiaries.

In December 1996, the Company's Board of Directors announced that it is examining the possibility of splitting, through a "spin-off", either its communications operations or its manufacturing operations. A spin-off could improve management focus, facilitate and enhance financings and set the stage for future growth, including acquisitions. A spin-off could also help surface the underlying values of the company as the different business segments appeal to differing "value" and "growth" cultures in the investment community. There are a number of matters to be examined in connection with a possible spin-off, including tax consequences, and there is no assurance that such a spin-off will be effected.

The Company has a significant need for resources to fund the operation of the parent company, meet its current funding commitments and fund future growth.

Lynch is currently considering various alternative long and short-term financing arrangements. One such alternative would be to sell a portion or all of certain investments in operating entities either directly or through an exchange debt instrument. Additional debt and/or equity financing vehicles at the parent company and/or subsidiaries are also being considered. While management expects to obtain adequate financing resources to enable the company to meet its obligations, there is no assurance that such can be readily obtained or at reasonable costs.

A subsidiary of the Company has a minority position in an entity, Fortunet Communications, L.P. ("Fortunet"). Fortunet participated in the auction conducted by the Federal Communications Commission for 30 megahertz of broadband spectrum to be used for personal communications services, the so-called "C-Block" Auction. In this auction, Fortunet acquired 30 licenses to provide personal communications services to geographic areas of the United States with a total population of 7.0 million. The cost of these licenses was $216.2 million, $194.6 million of the cost of these licenses was funded via a loan from the United States Government. The loan requires quarterly interest payments at 7% (the Company argues strenuously that the interest rate should have been 6.51%, the applicable treasury rate at the time the licenses were awarded), and with quarterly principal amortization in years 7 through 10. In March 1997, the FCC suspended installment payments on the government debt, which are scheduled to resume on July 31, 1998. As of March 31, 1998, the subsidiary had invested $598,000 in partnership equity and $24.0 million in loans, as well as possible funding commitments to provide an additional $17.6 million in loans. The subsidiary is currently evaluating its funding alternatives and options in light of the current FCC proposals (see below) and has not yet determined how it will go forward with regard to the possible funding commitments. There are many risks associated with personal communications services. In addition, funding aspects of acquisition and development of licenses plus the amortization of the license, could significantly and materially impact the Company's reported net income over the next several years.

Fortunet, as well as many of the license holders from this auction, had petitioned the FCC for relief in terms of (1) resetting the interest rate to the appropriate rate at the time; (2) further reducing or delaying the required debt payments in order to afford better access to capital markets; and (3) relaxing the restrictions with regard to ownership structure and alternative arrangements in order to afford these small businesses the opportunity to more realistically restructure and build-out their systems. The response from the FCC, which was announced in September 1997, and modified somewhat in March 1998, afforded the license holders a choice of four options, one of which was the resumption of current debt payments which had been suspended in 1997. The ramifications of choosing the other three courses of action could result in the Company's subsidiary ultimately forfeiting either 30%, 50%, or 100% of its current investment in these licenses. The FCC has set June 8, 1998 as the date for the bidders of the C-Block licenses to decide which option they will choose. In the third quarter of 1997, a 30% reserve of its investment at that time was created as this represents management's estimate of the impairment of this investment given the current available alternatives. Fortunet has not yet reached a decision with respect to these options. Such decision may affect the value of Lynch's subsidiary and reported financial results.

Included in this Management Discussion and Analysis of Financial Condition and Results of Operations and Item 5 below are certain forward looking financial and other information, including without limitation matters relating to PCS, a possible spin-off and a refinancing/strategic initiative program. It should be recognized that such information are projections, estimates or forecasts based on various assumptions, including without limitation, meeting its assumptions regarding expected operating performance and other matters specifically set forth, as well as the expected performance of the economy as it impacts the Registrant=s businesses, tax consequences and what actions the FCC may take with respect to PCS. As a result, such information is subject to uncertainties, risks and inaccuracies.

PART II OTHER INFORMATION

Item 2.     CHANGES IN SECURITY AND USE OF PROCEEDS

            As of January 2, 1998, Registrant granted 200 shares of its common stock to each of six outside directors of Registrant at a price of $84.63 per share pursuant to Registrant's Directors Stock Plan. The issuance was exempt from registration under the Securities Act of 1933 (the "Securities Act") under Section 4(2) thereof and/or the "no sale" theory. On March 5, 1998, Registrant granted 3,900 phantom stock units to seven employees of Registrant at $84.63 per unit pursuant to Registrant's Phantom Stock Plan. Registrant disclaims that the phantom stock units are equity securities. In addition, such units would be exempt from registration under the Securities Act under Section 4(2) thereof and/or the "no sale" theory.

Item 5.     OTHER INFORMATION

            The Federal Communications Commission has set June 8, 1998, as the date for the holders of C-Block PCS licenses to decide on which restructuring option to elect. Fortunet Communications, L.P. in which a subsidiary of Registrant is a 49.9% limited partner and has a $24.6 million investment, has not yet reached a decision with respect to the options. Such decision may affect the value of Registrant's subsidiary and reported financial results. For further information on PCS, see Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity/Capital Resources, above, and Item 1.I.C. of Registrant Form 10-K for the year ended December 31, 1997.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits

                10(a)(a) - Lease Agreement between Registrant and Gabelli
                              Funds, Inc.

                      27 - Financial Data Schedule

            (b) Reports on Form 8-K

                  As of November 18, 1997, and April 27, 1998, reports with respect to acquisition of the assets of the pressure sensitive tape business of S.D. Warren Company by the

                  Registrant's approximately 63%-owned subsidiary, Spinnaker Industries, Inc.

                  As of February 5, 1998, a report with respect to a possible Preferred Stock Offering by Spinnaker Industries, Inc.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                LYNCH CORPORATION
                                (Registrant)

                                By: S/Robert E. Dolan
                                ---------------------
                                Robert E. Dolan
                                Chief Financial Officer