Form 10-Q
period 1998-06-30
LYNCH CORP
filed 1998-08-14
CIK 61004

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from            to

Commission File No. 1-106


                                LYNCH CORPORATION
                                -----------------
             (Exact name of Registrant as specified in its charter)


            Indiana                                             38-1799862
            -------                                             ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


401 Theodore Fremd Avenue, Rye, New York                            10580
----------------------------------------                            -----
(Address of principal executive offices)                          (Zip Code)

                                 (914) 921-7601
                                 --------------
               Registrant's telephone number, including area code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.

      Class                                        Outstanding at July 31, 1998
      -----                                        ----------------------------
Common Stock, no par value                                   1,418,248

                                      INDEX

                       LYNCH CORPORATION AND SUBSIDIARIES
                       ----------------------------------


PART I.     FINANCIAL INFORMATION
-------     ---------------------


Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheet:
               - June 30, 1998
               - December 31, 1997 (Audited)

          Condensed Consolidated Statements of Operations:
               -      Three and six months ended June 30, 1998 and 1997

          Condensed Consolidated Statements of Cash Flows:
               -      Six months ended June 30, 1998 and 1997

          Notes to Consolidated Financial Statements:


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION
--------  -----------------


          Item 4.           Submission of Matters to a Vote of Security Holders

          Item 5.           Other Information

          Item 6.           Exhibits and Reports on Form 8-K


SIGNATURES

Part 1- FINANCIAL INFORMATION
Item 1- Financial Statements

                       LYNCH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In Thousands)

                                                           June  30        December 31
                                                              1998            1997
                                                          (Unaudited)          (A)
                                                          ----------------------------
ASSETS

CURRENT ASSETS:
   Cash and Cash Equivalents .............................   $  21,549    $  33,557
   Marketable Securities and short-term Investments ......       1,135          985
   Receivables, Less Allowances of $1496 and $1448 .......      59,512       54,480
   Inventories ...........................................      48,334       35,685
   Deferred Income Tax Benefits ..........................      17,993       17,993
   Other Current Assets ..................................      11,278       10,059
                                                             ---------    ---------
    Total Current Assets .................................     159,801      152,759

PROPERTY, PLANT AND EQUIPMENT:
   Land ..................................................       2,742        1,742
   Buildings and Improvements ............................      27,490       25,272
   Machinery and Equipment ...............................     216,371      190,579
                                                             ---------    ---------
                                                               246,603      217,593
   Accumulated Depreciation ..............................     (69,240)     (60,064)
                                                             ---------    ---------
   Net Property, Plant and Equipment .....................     177,363      157,529

INVESTMENTS IN AND ADVANCES TO PCS ENTITIES ..............      26,594       25,448
EXCESS OF COSTS OVER FAIR VALUE OF NET ASSETS ACQUIRED ...      91,860       73,257
OTHER ASSETS .............................................      17,320       14,645
                                                             ---------    ---------
    Total Assets .........................................   $ 472,938    $ 423,638
                                                             =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes Payable to Banks ................................   $  62,052    $  29,021
   Trade Accounts Payable ................................      32,654       21,381
   Accrued Liabilities ...................................      33,872       37,104
   Current Maturities of Long - Term Debt ................      10,867        9,302
                                                             ---------    ---------
    Total Current Liabilities ............................     139,445       96,808

LONG-TERM DEBT ...........................................     244,272      242,776
DEFERRED INCOME TAXES ....................................      34,070       33,764
PENSION LIABILITIES AND OTHER POST-RETIREMENT BENEFITS ...       3,007            0
MINORITY INTERESTS .......................................      14,300       13,839

SHAREHOLDERS' EQUITY
   COMMON STOCK, NO PAR VALUE-10,000,000 SHARES
     AUTHORIZED; 1,471,191 shares issued (at stated value)       5,139        5,139
   ADDITIONAL PAID - IN CAPITAL ..........................       8,710        8,644
   RETAINED EARNINGS .....................................      24,302       23,414
   ACCUMULATED OTHER COMPREHENSIVE INCOME ................         423            0
   TREASURY STOCK OF 52,943 AND 54,143 SHARES, AT COST ...        (730)        (746)
                                                             ---------    ---------
    Total Shareholders' Equity ...........................      37,844       36,451
                                                             ---------    ---------
    Total Liabilities and Shareholders' Equity ...........   $ 472,938    $ 423,638
                                                             =========    =========

(A) The Balance Sheet at December 31,1997 has been derived from the Audited Financial Statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                       LYNCH CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except share amounts)

                                                       Three Months            Six Months
                                                      Ended June 30           Ended June 30
                                                      -------------           -------------
                                                    1998        1997        1998       1997
                                                    ----        ----        ----       ----
SALES AND REVENUES
    Multimedia ................................   $ 13,392    $ 12,095    $ 26,324    $ 22,162
    Services ..................................     41,523      39,211      75,494      72,844
    Manufacturing .............................     78,101      70,120     146,415     135,199
                                                  --------    --------    --------    --------
                                                   133,016     121,426     248,233     230,205
                                                  --------    --------    --------    --------

Costs and Expenses:
    Multimedia ................................      9,231       8,985      18,452      16,792
    Services ..................................     37,411      35,884      69,361      66,853
    Manufacturing .............................     67,928      57,763     126,619     113,205
    Selling and Administrative ................     10,246      10,678      21,214      21,003
                                                  --------    --------    --------    --------
OPERATING PROFIT ..............................      8,200       8,116      12,587      12,352

Other income (Expense):
    Investment Income .........................      1,098         424       1,767         857
    Interest Expense ..........................     (7,186)     (5,808)    (13,534)    (11,277)
    Share of Operations of Affiliated Companies         52          57         125          71
    Gain (Loss) on Sale of Subsidiary Stock ...         13         260         (45)        260
                                                  --------    --------    --------    --------
                                                    (6,023)     (5,067)    (11,687)    (10,089)
                                                  --------    --------    --------    --------

INCOME FROM CONTINUING OPERATIONS BEFORE
 INCOME TAXES AND MINORITY INTERESTS ..........      2,177       3,049         900       2,263

Provision for Income Taxes ....................       (914)     (1,217)       (378)       (902)

Minority Interests ............................         61        (582)        366        (623)
                                                  --------    --------    --------    --------
NET INCOME ....................................   $  1,324    $  1,250    $    888    $    738
                                                  ========    ========    ========    ========

   Weighted Average Shares Outstanding ........   1,418,000   1,417,000   1,418,000   1,413,000

BASIC EARNINGS PER SHARE:
  NET INCOME ..................................   $   0.93    $   0.88    $   0.63    $   0.52
                                                  ========    ========    ========    ========
DILUTED EARNINGS PER SHARE:
  NET INCOME ..................................   $   0.93    $   0.88    $   0.63    $   0.52
                                                  ========    ========    ========    ========

                       LYNCH CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                 Six  Months Ended
                                                                      June 30
                                                                      -------
                                                                 1998         1997
                                                                 ----         ----
OPERATING ACTIVITIES

Net Income ................................................   $    888    $    738
Adjustments to reconcile net income to net cash provided
by operating activities:
   Depreciation and amortization ..........................     12,377      10,375
   Net effect of purchases and sales of trading securities        (150)        474
   Share of operations of affiliated companies ............       (125)        (71)
   Minority interests .....................................       (366)        623
   Loss on sale of stock by subsidiaries ..................         45           0
   Changes in operating assets and liabilities:
     Receivables ..........................................       (433)      1,895
     Inventories ..........................................     (3,379)     (1,567)
     Accounts payable and accrued liabilities .............      9,471       8,510
     Other ................................................     (4,566)     (1,426)
                                                              --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES .................     13,762      19,551
                                                              --------    --------

INVESTING ACTIVITIES

Capital Expenditures ......................................     (9,965)     (8,467)
Investment in Coronet Communications Company ..............          0       2,995
Investment in Upper Peninsula Telephone Company ...........          0     (25,235)
Investment in Spinnaker Coating - Maine ...................    (44,770)          0
Investment in Personal Communications Services Partnerships          0       3,925
Other .....................................................        (22)       (102)
                                                              --------    --------
NET CASH USED IN INVESTING ACTIVITIES .....................    (54,757)    (26,884)
                                                              --------    --------

FINANCING ACTIVITIES

Issuance (Repayments) of debt, net ........................     29,092      (2,226)
Treasury stock transactions ...............................         90         657
Minority interest transactions ............................       (195)       (491)
                                                              --------    --------
NET CASH FROM (USED IN) FINANCING ACTIVITIES ..............     28,987      (2,060)
                                                              --------    --------
Net decrease  in cash and cash equivalents ................    (12,008)     (9,393)
Cash and cash equivalents at beginning of period ..........     33,557      33,946
                                                              --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ................   $ 21,549    $ 24,553
                                                              ========    ========

            See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.     Subsidiaries of the Registrant
       ------------------------------

                                                                           Owned by
Subsidiary                                                                  Lynch
----------                                                                  -----

Brighton Communications Corporation .............................           100.0%
  Lynch Telephone Corporation IV ................................           100.0%
    Bretton Woods Telephone Company .............................           100.0%
    World Surfer, Inc. ..........................................           100.0%
  Lynch Kansas Telephone Corporation ............................           100.0%
  Lynch Telephone Corporation VI ................................            98.0%
    JBN Telephone Company, Inc. .................................           100.0%
      JBN Finance Corporation ...................................            98.0%
    Giant Communications, Inc. ..................................           100.0%
    Lynch Telephone Corporation VII .............................           100.0%
      USTC Kansas, Inc. .........................................           100.0%
       Haviland Telephone Company, Inc. .........................           100.0%
         Haviland Finance Corporation ...........................           100.0%
  DFT Communications Corporation ................................           100.0%
    Dunkirk & Fredonia Telephone Company ........................           100.0%
      Cassadaga Telephone Company ...............................           100.0%
        Macom, Inc. .............................................           100.0%
      Comtel, Inc. ..............................................           100.0%
        D&F Cellular Telephone, Inc. ............................           100.0%
        DFT Long Distance Corporation ...........................           100.0%
        DFT Local Service Corporation ...........................           100.0%
          Erie Shore Communications, Inc. .......................           100.0%
    DFT Long Distance Corporation ...............................           100.0%
LMT Holding Corporation .........................................           100.0%
 Lynch Michigan Telephone Holding Corporation ...................           100.0%
    Upper Peninsula Telephone Company ...........................           100.0%
    Alpha Enterprises Limited ...................................           100.0%
        Upper Peninsula Cellular North, Inc. ....................           100.0%
        Upper Peninsula Cellular South, Inc. ....................           100.0%

Global Television, Inc. .........................................           100.0%

Inter-Community Acquisition Corporation .........................           100.0%

Home Transport Service, Inc. ....................................           100.0%

Lynch Capital Corporation .......................................           100.0%

Lynch Entertainment Corporation .................................           100.0%
Lynch Entertainment Corporation II ..............................           100.0%

Lynch International Exports, Inc. ...............................           100.0%

                                                                           Owned By
Subsidiary                                                                   Lynch
----------                                                                   -----

Lynch Manufacturing Corporation ...............................             100.0%
Lynch Display Technologies, Inc. ..............................             100.0%
    Lynch Systems, Inc. .......................................             100.0%
 M-tron Industries, Inc. ......................................              91.0%
   M-tron Industries, Ltd. ....................................              91.0%
 Spinnaker Industries, Inc. ...................................              63.0%
    Entoleter, Inc. ...........................................              63.0%
    Spinnaker Coating, Inc. ...................................              63.0%
      Spinnaker Coating-Maine, Inc. ...........................              63.0%
    Central Products Company ..................................              63.0%

Lynch Multimedia Corporation ..................................             100.0%
  CLR Video, L.L.C ............................................              60.0%

The Morgan Group, Inc. ........................................             66.24%(V)/51.47%(O)
  Morgan Drive Away, Inc. .....................................             66.24%(V)/51.47%(O)
    Transport Services Unlimited, Inc. ........................             66.24%(V)/51.47%(O)
  Interstate Indemnity Company ................................             66.24%(V)/51.47%(O)
  Morgan Finance, Inc. ........................................             66.24%(V)/51.47%(O)
  TDI, Inc. ...................................................             66.24%(V)/51.47%(O)
    Home Transport Corporation ................................             66.24%(V)/51.47%(O)
    MDA Corporation ...........................................             66.24%(V)/51.47%(O)

Lynch PCS Communications Corporation...........................             100.0%
  Lynch PCS Corporation A .....................................             100.0%
  Lynch PCS Corporation F .....................................             100.0%
  Lynch PCS Corporation G .....................................             100.0%

Lynch Interactive Corporation .................................             100.0%
Lynch Telecommunications Corporation ..........................             100.0%
  Lynch Telephone Corporation .................................              83.1%
    Western New Mexico Telephone Company, Inc..................              83.1%
    WNM Communications Corporation ............................              83.1%
    Wescel Cellular, Inc. .....................................              83.1%
      Wescel Cellular of New Mexico, L.P.......................              42.4%
    Wescel Cellular, Inc. II ..................................              83.1%
      Northwest New Mexico Cellular, Inc.......................              40.6%
      Northwest New Mexico Cellular  of New Mexico, L.P........              20.7%
        Enchantment Cable Corporation..........................              83.1%
 Lynch Telephone Corporation II ...............................              83.0%
   Inter-Community Telephone Company ..........................              83.0%
     Inter-Community Telephone Company.II......................              83.0%
 Lynch Telephone Corporation III ..............................              81.0%
   Cuba City Telephone Exchange Company........................              81.0%
    Belmont Telephone Company .................................              81.0%

 Notes: (V)=Percentage voting control; (O)=Percentage of equity ownership

B.    Basis of Presentation
--    ---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.


C.    Acquisitions
--    ------------

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

On March 18, 1997, Lynch Michigan Telephone Holding Company, a wholly-owned subsidiary of the Registrant, acquired approximately 60% of the outstanding shares of Upper Peninsula Telephone Company for $15.2 million. The Registrant completed the acquisition of the remaining 40% on May 23, 1997. The total cost of the acquisition was $26.5 million. As a result of this transaction, the Registrant recorded approximately $7.4 million in goodwill, which is being amortized over 25 years.

All of the above acquisitions were accounted for as purchases, and accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair market values.

The operating results of the acquired companies are included in the Consolidated Statement of Operations from their respective acquisition dates. The following unaudited proforma information shows the results of the Registrant's operations as though the acquisition of S.D. Warren's adhesive-backed label stock business and the acquisition of Upper Peninsula Telephone Company were made at the beginning of 1997.


                                  Three Months Ended       Six Months Ended
                                        June 30                June 30
                                    1998       1997         1998        1997
                                    ----       ----         ----        ----

(Thousands, except per share data)

Sales and Revenues ............   $133,016   $138,004   $260,347   $265,381

Operating Profit ..............      8,200      9,879     13,230     16,728

Income from Continuing
 Operations Before Income Taxes
 and Minority Interest ........      2,177      3,805        584      4,273

Net Income  ...................      1,324      1,801        667      2,090

Net Income Per Share ..........   $   0.93   $   1.27   $   0.71   $   1.48


D.    Inventories
--    -----------

Inventories are stated at the lower of cost or market value. At June 30, 1998, inventories were valued by three methods: last-in, first-out (LIFO) - 45%, specific identification - 52%, and first-in, first-out (FIFO) - 3%. At December 31, 1997, the respective percentages were 48%, 43%, and 9%.


                                 June 30    Dec. 31
                                  1998       1997
                                  ----       ----

Raw Material and Supplies.....   $12,012   $10,493
Work in Progress .............     5,267     3,544
Finished Goods ...............    31,055    21,648
                                 -------   -------
    Total Inventories ........   $48,334   $35,685
                                 =======   =======


E.     Indebtedness
--     ------------

On a consolidated basis, at June 30, 1998, the Registrant maintains short-term and long-term lines of credit facilities totaling $117.0 million, of which $34.7 million was available. The Registrant (Parent Company) maintains two short-term lines of credit facilities totaling $22.0 million, of which $7.0 million was available at June 30, 1998. Both facilities will expire on December 29, 1998 and December 31, 1998, respectively. Spinnaker Industries, Inc. maintains lines of credit at its subsidiaries which total $60.0 million, of which $8.5 million was available at June 30, 1998. The Morgan Group maintains lines of credit totaling $23.0 million, of which $12.1 million was available at June 30, 1998. These facilities, as well as facilities at other subsidiaries of the Registrant, generally limit the credit available under the lines of credit to certain variables, such as inventories and receivables, and are secured by the operating assets of the subsidiary, and include various financial covenants. Due to certain of these restrictive covenants and working capital requirements of the subsidiaries, cash distributions from the subsidiaries are limited. At June 30, 1998, $56.9 million of these total facilities expire within one year.

In general, the long-term debt credit facilities are secured by property, plant and equipment, inventory, receivables and common stock of certain subsidiaries and contain certain covenants restricting distributions to the Registrant.



Long term debt consists of:                        6-30-98      12-31-97


Spinnaker Industries Inc. 10.75% Senior
Secured Note Due 2006 .........................   $ 115,000    $ 115,000

Rural Electrification Administration and Rural
Telephone Bank notes payable in equal quarterly
installments through 2027 at fixed interest
rates ranging from 2% to 7.5% .................      46,190       47,109

Bank credit facilities utilized by certain
telephone and telephone  holding companies
through 2009, $33.8 million at a fixed interest
rate averaging 9.1% and $18.4 million at
variable interest rates averaging 8.8% ........      52,208       54,633

Unsecured notes issued in connection with acquisitions at fixed interest rates averaging 9.2% with maturities through 2006

                                                     35,054       28,049
Other .........................................       6,687        7,287
                                                  ---------    ---------
                                                    255,139      252,078
Current maturities ............................     (10,867)      (9,302)
                                                  ---------    ---------
    Total .....................................   $ 244,272    $ 242,776
                                                  =========    =========


F.     Earnings per share
--     ------------------

In December 1997, the Registrant adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share which changed the methodology of calculating earnings per share. Basic earnings per common share amounts are based on the average number of common shares outstanding during each period, excluding the dilutive effects of options, warrants, and convertible securities. Diluted earnings per share reflect the effect, where dilutive, of the exercise of all stock options having an exercise price less than the greater of the average or closing market price at the end of the period of the Common Stock of the Registrant using the treasury stock method. All earnings per share amounts have been presented in accordance with, and where appropriate, restated to conform to the SFAS No. 128 requirements.

G.     Comprehensive Income
--     --------------------

Effective January 1, 1998, the Registrant adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net income. SFAS No. 130 requires unrealized gains or losses on the Registrant's available-for-sale securities, which prior to adoption were reported separately in shareholders equity to be included in other comprehensive income.

The components of comprehensive income, net of tax, for the six months ended June 30, 1998 and 1997 are as follows:


                                        1998     1997
                                        ----     ----

Net Income .........................   $  888   $  738
Unrealized gain on securities.......      423     --
                                       ------   ------
Comprehensive income ...............   $1,311   $  738
                                       ======   ======

The components of accumulated other comprehensive income, net of related tax, at June 30, 1998 and December 31, 1997 are as follows:

                                          1998   1997
                                          ----   ----

Unrealized gains on securities ........   $423   $--
                                          ----   ----
Accumulated comprehensive income.......   $423   $--
                                          ====   ====



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Sales and Revenues
------------------

Revenues for the second quarter of 1998 increased by $11.6 million, or 10%, from the comparable period in the prior year. The percentage contribution to the overall increase by the operating segment is as follows: multimedia - 11% ($1.3 million), The Morgan Group, Inc. - 20% ($2.3 million), and manufacturing - 69% ($8.0 million). Multimedia's revenues increased due to growth in access lines and additional revenue streams, such as Internet services. The Morgan Group, Inc. recorded increases in the Driver Outsourcing and Specialized Transport businesses. Within the manufacturing group, Spinnaker Industries, Inc. revenues increased $11.6 million. In March 1998, Spinnaker Industries, Inc. acquired the adhesive-back division of S.D. Warren Company. The operation contributed approximately $15 million to Spinnaker's revenue increase. Spinnaker's other operations recorded slight revenue decreases due to uneven postage stamp business and pricing pressure in the industrial tape product line. Revenues at Lynch Systems, Inc. decreased by $2.6 million between the two quarters due to lack of orders for extra large glass press machines. M-tron Industries, Inc. revenues were below prior year by $1.0 million reflecting an overall decline in industry shipments.

For the six months ended June 30, 1998, revenues increased from the prior year period by $18.0 million, or 7.8%. The percentage contribution to the increase by each business segment is as follow: multimedia - 23% ($4.2 million), The Morgan Group, Inc. - 15% ($2.7 million) and manufacturing - 62% ($11.2 million). Aside from the factors noted above, the acquisition of Upper Peninsula Telephone Company in March 1997, accounted for $2.3 million of the revenue increase in multimedia on a year-to-date basis. Spinnaker's acquisition of the adhesive-backed business of S.D. Warren contributed $17.2 million to the manufacturing revenue increases.


Operating Profit
----------------

Operating profit for the second quarter of 1998 increased by $0.1 million. Operating profit in the multimedia segment increased by $1.1 million. Primary factors contributing to the growth were: increase in access lines, increased revenues associated with non-traditional telephone services, improved recovery of costs under the regulatory model, and lower costs at certain operations. Despite higher revenues, Morgan's operating profit was essentially flat between the two quarters as a result of increased expenditures for data processing and to support growth in Specialized Transport. Operating profit in the manufacturing group decreased by $1.6 million and includes declines at Spinnaker (attributable to increased depreciation and amortization relating to the S.D. Warren acquisition), Lynch Systems and M-tron. Spinnaker's results were also impacted by lower operating profit due to the uneven level of postage stamp business versus the prior year and price pressure in the industrial tape market. Corporate expenses during the second quarter of 1998 decreased by $0.6 million from the prior year, primarily attributable to the reverse of non-cash charge relating to stock appreciation rights ("SARs"). In the second quarter of 1998 the Registrant reversed a previously recorded SAR accrual of $0.7 million. A $0.1 million charge was recorded in the second quarter of 1997.

Operating profit for the first six months ended June 30, 1998 increased by $0.2 million from the six months ended June 30, 1997. Operating profit of multimedia segment increased by $2.5 million reflecting the growth in continuing operations plus the acquisition of Upper Peninsula Telephone Company in March 1997. Operating profit at The Morgan Group, Inc. fell by $0.8 million between the two periods due to the factors noted above. In the manufacturing segment operating profit fell $1.6 million. Within corporate operations, the SAR accrued for the six months ended June 30, 1998 of $0.4 million, equaled the 1997 charge for the 1997 period.


Other Income (Expense), Net
---------------------------

Investment income in the second quarter of 1998 increased by $0.7 million from the second quarter of 1997. Unrealized gains from an increase in the market price of the Registrant's investment in Tremont Advisors, Inc. Class B Stock and accreted interest from the Registrant's investment in East/West Communications, Inc. Redeemable Preferred Stock were the primary causes of the increase. These factors also caused year-to-date investment income to be greater than the previous year by $0.9 million.

Interest expense increased by $1.4 million. The increase was primarily due to the increased debt level resulting from the acquisition of S.D. Warren's pressure sensitive adhesive-backed label stock business on March 17, 1998. On a year-to-date basis, interest expense increased by $2.2 million, $1.3 million was associated with Spinnaker's acquisition of S.D. Warren's adhesive-backed business. Additionally, in March 1997 the Registrant acquired Upper Peninsula Telephone Company; incrementally this acquisition added $0.3 million of interest expense to the current year-to-date versus the prior year-to-date.

On July 31, 1998, Spinnaker Industries, Inc. completed the acquisition of the electrical tape division of tesa tape, inc. Part of the purchase price was the issuance of 200,000 shares, subject to certain adjustments of Spinnaker's Class A Common Stock. As a result of this issuance, the Registrant is expect to record a gain on sale of subsidiary stock of $2.1 million in the third quarter of 1998, or $1.2 million ($0.87 per share) after tax.


Tax Provision
-------------

The income tax provision includes federal, as well as state and local taxes. The tax provision for the three and six months ended June 30, 1998 and 1997, represents effective tax rates of (42%) and (40%), respectively. The differences from the federal statutory rate are principally due to the effect of state income taxes and amortization of non-deductible goodwill.

Minority Interest
-----------------

Profit (loss) associated with minority interests increased net income by $0.6 million in the second quarter of 1998 in comparison to the second quarter of 1997 and $1.0 million for the comparable six month period. These were due to reduced profits at the Spinnaker Industries, Inc., a 63% owned subsidiary, and The Morgan Group, Inc., a 51% owned subsidiary.


Net Income
----------

Net income for the three months ended June 30, 1998 was $1.3 million, or $0.93 per share, as compared to $1.2 million, or $0.88 per share in the previous year's quarter. Net income for the six months ended June 30, 1998 was $0.9 million, or $0.63 per share, as compared to $0.7 million, or $0.52 per share.


Backlog/New Orders
------------------

Total backlog of manufactured products at June 30, 1998 was $15.6 million, backlog was $30.9 million at December 31, 1997. Included in the backlog at December 31, 1997 was a $16 million glass press order at Lynch Systems from an international customer. The customer subsequently canceled this. The purchase order associated with this order contains a cancellation provision pursuant to which the customer would pay Lynch Systems $2.4 million in event the customer cancels the order. Lynch Systems is currently negotiating with the customer for a settlement of this cancellation provision. Aside from the cancellation at Lynch Systems referred to above, backlog increased by $0.7 million as an increase in backlog at Spinnaker offset lower backlogs at Lynch Systems and M-tron.


Liquidity/Capital Resources
---------------------------

As of June 30, 1998, the Company had current assets of $159.8 million and current liabilities of $139.4 million. Working capital was therefore $20.4 million as compared to $56.0 million at December 31, 1997. The decrease is primarily due to the acquisition of S.D. Warren's pressure sensitive adhesive backed label stock business, a majority of which was financed by the draw down on a working capital revolver, which is classified as a current liability. Six months capital expenditures were $10.0 million in 1998 and $8.5 million in 1997.

At June 30, 1998, total debt was $317.1 million, which was $36.0 million more than the $281.1 million at the end of 1997, primarily due to the acquisition of S.D. Warren. Debt at June 30, 1998 included $235.6 million of fixed interest rate debt, at an average cash interest rate of 9.0% and $81.6 million of variable interest rate debt at an average interest rate of 9.3%. Additionally, at June 30, 1998 the Company had $34.7 million in unused lines of credit of which (i) $12.1 million of which was attributable to Morgan and (ii) $4.8 million was attributable to Lynch Systems. Spinnaker has $8.5 million available under a line of credit. Certain restrictive covenants within the debt facilities at both Spinnaker and Morgan limit their ability to provide the parent company with significant funding. As of June 30, 1998, the Parent Company had borrowed $15.0 million under short-term lines of credit facilities. The lines currently total $22.0 million. These funds were primarily used to fund the bids by partnerships in the PCS Auctions and fund a portion of the purchase price of Upper Peninsula Telephone Company. These short-term lines of credit expire by the end of December 1998. Management anticipates that these lines will be renewed for one year but there is no assurance that they will be.

Lynch Corporation maintains an active acquisition program and generally finances each acquisition with a significant component of debt. This acquisition debt contains restrictions on the amount of readily available funds that can be transferred to Lynch Corporation from its subsidiaries.

In December 1996, the Company's Board of Directors announced that it is examining the possibility of splitting, through a "spin-off," either its communications operations or its manufacturing operations. A spin-off could improve management focus, facilitate and enhance financings and set the stage for future growth, including acquisitions. A spin-off could also help surface the underlying values of the company as the different business segments appeal to differing "value" and "growth" cultures in the investment community. There are a number of matters to be examined in connection with a possible spin-off, including tax consequences, and there is no assurance that such a spin-off will be effected.

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

A subsidiary of the Company has a minority position in an entity, Fortunet Communications, L.P. ("Fortunet"). Fortunet participated in the auction conducted by the Federal Communications Commission for 30 megahertz of broadband spectrum to be used for personal communications services, the so-called "C-Block" Auction. In this auction, Fortunet acquired 31 licenses to provide personal communications services to geographic areas of the United States with a total population of 7.0 million. The cost of these licenses was $216.2 million, $194.6 million of the cost of these licenses was funded via a loan from the United States Government.

As a result of petitions filed with the FCC by certain licensees, including Fortunet, to restructure the United States Government debt associated with the licenses, the FCC afforded the license holders a choice of four options, one of which was the resumption of current debt payments which had been suspended in 1997. The licensees had until June 8, 1998 to select an option. The ramifications of choosing the other three courses of action could result in the Company's subsidiary ultimately forfeiting either 30%, 50%, or 100% of its current investment in these licenses. In the third quarter of 1997, a 30% reserve of its investment was created as this represents management's estimate at that time of the impairment of this investment given the current available alternatives. On June 8, 1998, Fortunet elected to retain 15 megahertz of spectrum in three licenses, Panama City, Tallahassee (state capital) and Ocala, Florida. As a result of this decision, Fortunet forfeited 28% of its original down payment of $21.6 million, or $6.0 million, along with all of the other licenses and applied the remaining down payment to repayment of all remaining Government debt which was used to acquire the retained licenses.

Accordingly, Fortunet now owns three licenses in Florida comprising a total population of 0.8 million with an acquisition cost of $15.8 million, or $20.09 per POP. There are no further accounting implications at this time.

The Company has initiated a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs or programs utilized by vendors to the Company that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculation. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company. The Company cannot yet estimate the cost of such modifications or conversions.

Due to the integral nature of switching equipment and billing software to their operations, the telecommunications businesses are most effected by the Year 2000 issue. The majority of the telephone companies' switching and billing software is expected to be Year 2000 compliant by the end of 1998, with the remaining compliant by the end of first half 1999.

The Morgan Group, Inc. and the manufacturing businesses are in the process of addressing the Year 2000 issue through modifications to existing software and/or conversions to new software.

Included in this Management Discussion and Analysis of Financial Condition and Results of Operations and Item 5 below are certain forward looking financial and other information, including without limitation matters relating to PCS, a possible spin-off, a refinancing/strategic initiative program and the anticipation that short-term lines of credit would be renewed, the possible gain resulting from the issuance of Spinnaker Common Stock in connection with the tesa tape acquisition, and "Year 2000" matters. It should be recognized that such information are projections, estimates or forecasts based on various assumptions, including without limitation, meeting its assumptions regarding expected operating performance and other matters specifically set forth, as well as the expected performance of the economy and financial markets as they impact the Registrant's businesses and financing needs, competition, tax consequences, what may happen with respect to PCS, and ability of Registrant and, in certain cases, third parties to achieve their Year 2000 compliance. As a result, such information is subject to uncertainties, risks and inaccuracies.

Two subsidiaries of the Registrant, The Morgan Group, Inc. and Spinnaker Industries, Inc., file reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended.

PART II OTHER INFORMATION
-------------------------


Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

          At the Annual Meeting of Stockholders of the Registrant held on May 7, 1998, the following persons were elected as Directors with the following votes:

               Name                     Votes For   Votes Withheld


          E. Val Cerutti ............   1,296,975      3,028
          Paul J. Evanson ...........   1,296,975      3,028
          John C. Ferrara ...........   1,296,975      4,028
          Mario J. Gabelli ..........   1,296,970      3,033
          David C. Mitchell .........   1,295,975      4,028
          Salvatore Muoio ...........   1,295,975      4,028
          Ralph R. Papitto ..........   1,295,975      4,028


Item 5.   Other Information
-------   -----------------

Reference is made to Item 1.I.C. Personal Communication Services ("PCS") in Registrant's Form 10-K for the year ended December 31, 1997 and Footnote 5 to Registrant's financial statements for 1997.

As a result of the financial problems of a number of C-Block PCS licensees, the Federal Communications Commission ("FCC") offered the holders of C-Block PCS licenses four options with respect to their licenses. On June 8, 1998, Fortunet Communications, L.P., in which a subsidiary of Registrant has a 49.9% limited partnership interest, elected to surrender to the FCC all of its C-Block PCS licenses except for 15 megahertz licenses in Tallahassee, Panama City and Ocala, Florida (the "Retained Licenses"). In return, the FCC authorized 70% of the down payment on the surrendered licenses ($14.0 million) plus a portion of its installment payments ($0.2 million) to be used to pay off all of the FCC installment debt on the Retained Licenses. The remainder of the installment payments ($3.8 million) was returned to Fortunet in August 1998 and used to repay a portion of Fortunet's debt obligation to Registrant's subsidiary. Registrant had, in the third quarter of 1997, written off approximately 30% of its subsidiary's investment in Fortunet.

On July 31, 1998, Registrant's subsidiary, Spinnaker Industries, Inc. acquired tesa tape, inc.'s pressure sensitive electrical tape product line and its Carbondale, IL manufacturing plant. The purchase price totaled $10.7 million, comprising 200,000 shares of Spinnaker common stock, cash and a seller note. The newly acquired plant produces electrical tape for insulating motors, coils and transformers for customers in Europe, Canada and the U.S. Sales in 1997 totaled approximately $20 million.


Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

          (a)      Exhibits

                    27   -       Financial Data Schedule

          (b)      Reports on Form 8-K

On April 1, 1998,  Registrant  filed a report on Form 8-K/A(1)  (dated March 17,
1998) relating to the acquisition by a subsidiary of the pressure sensitive tape business of S.D. Warren and on May 29, 1998, Registrant filed a Form 8-K/A(1) containing financial statements relating to such acquisition.



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       LYNCH CORPORATION
                                        (Registrant)

                                   By: s/Robert E. Dolan
                                         Robert E. Dolan
                                         Chief Financial Officer
August 14, 1998