Form 10-Q
period 1998-09-30
LYNCH CORP
filed 1998-11-16
CIK 61004

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                               ------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 1-106
-------------------------


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

Yes  X    No

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.

       Class                                   Outstanding at October 30, 1998
       -----                                   -------------------------------
Common Stock, no par value                                 1,418,248

                                      INDEX

                       LYNCH CORPORATION AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION
-------     ---------------------


Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheet:
               -      September 30, 1998
               -      December 31, 1997 (Audited)

          Condensed Consolidated Statements of Operations:
               -      Three and nine months ended September 30, 1998 and 1997

          Condensed Consolidated Statements of Cash Flows:
               -      Nine months ended September 30, 1998 and 1997

          Notes to Consolidated Financial Statements:


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.    OTHER INFORMATION
--------    -----------------


Item 5.   Other

Item 6.   Exhibits and Reports on Form 8-K




SIGNATURES
----------

Part 1- FINANCIAL INFORMATION
-----------------------------
Item 1- Financial Statements
-----------------------------


                       LYNCH CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------
                                 (In thousands)

                                                           September 30   December 31
                                                                1998          1997
                                                           (Unaudited)         (A)
                                                           -----------         ---
ASSETS

CURRENT ASSETS:
   Cash and Cash Equivalents .............................   $  20,491    $  33,557
   Marketable Securities and Short-Term Investments ......       1,249          985
   Receivables, less Allowances of $1125 and $1448 .......      62,699       54,480
   Inventories ...........................................      50,966       35,685
   Deferred Income Tax Benefits ..........................      17,993       17,993
   Other Current Assets ..................................      11,935       10,059
                                                             ---------    ---------
    Total Current Assets .................................     165,333      152,759

PROPERTY, PLANT AND EQUIPMENT:
   Land ..................................................       2,767        1,742
   Buildings and Improvements ............................      29,932       25,272
   Machinery and Equipment ...............................     229,231      190,579
                                                             ---------    ---------
                                                               261,930      217,593
   Accumulated Depreciation ..............................     (73,877)     (60,064)
                                                             ---------    ---------
                                                               188,053      157,529

INVESTMENTS IN AND ADVANCES TO PCS ENTITIES ..............      23,419       25,448
EXCESS OF COSTS OVER FAIR VALUE OF NET ASSETS ACQUIRED ...      91,407       73,257
OTHER ASSETS .............................................      15,907       14,645
                                                             ---------    ---------
    Total Assets .........................................   $ 484,119    $ 423,638
                                                             =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes Payable to Banks ................................   $  55,599    $  29,021
   Trade Accounts Payable ................................      37,314       21,381
   Accrued Liabilities ...................................      41,107       37,104
   Current Maturities of Long - Term Debt ................      11,579        9,302
                                                             ---------    ---------
    Total Current Liabilities ............................     145,599       96,808

LONG-TERM DEBT ...........................................     246,810      242,776
DEFERRED INCOME TAXES ....................................      33,835       33,764
PENSION LIABILITIES AND OTHER POST- RETIREMENT BENEFITS ..       3,047            0
MINORITY INTERESTS .......................................      15,333       13,839

SHAREHOLDERS' EQUITY
   COMMON STOCK, NO PAR VALUE-10,000,000 SHARES
     AUTHORIZED; 1,471,191 shares issued (at stated value)       5,139        5,139
   ADDITIONAL PAID - IN CAPITAL ..........................       8,537        8,644
   RETAINED EARNINGS .....................................      26,451       23,414
   ACCUMULATED OTHER COMPREHENSIVE INCOME ................          98            0
   TREASURY STOCK OF 52,943 AND 54,143 SHARES, AT COST ...        (730)        (746)
                                                             ---------    ---------
    Total Shareholders' Equity ...........................      39,495       36,451
                                                             ---------    ---------
    Total Liabilities and Shareholders' Equity ...........   $ 484,119    $ 423,638
                                                             =========    =========

(A) The Balance Sheet at December 31,1997 has been derived from the Audited Financial Statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                       LYNCH CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 ----------------------------------------------
                                   (UNAUDITED)
                      (In thousands, except share amounts)

                                                          Three Months                  Nine Months
                                                        Ended September 30           Ended September 30
                                                      1998           1997            1998           1997
                                                      ----           ----            ----           ----
SALES AND REVENUES ............................
    Multimedia ................................   $    14,196    $    12,739    $    40,520    $    34,901
    Services ..................................        39,135         38,293        114,629        111,137
    Manufacturing .............................        81,300         67,685        227,715        202,884
                                                  -----------    -----------    -----------    -----------
                                                      134,631        118,717        382,864        348,922
                                                  -----------    -----------    -----------    -----------
Costs and expenses:
    Multimedia ................................         9,958          9,396         28,410         26,188
    Services ..................................        35,856         34,821        105,217        101,674
    Manufacturing .............................        70,910         57,164        197,529        170,369
    Selling and administrative ................        10,362         11,049         31,576         32,052
                                                  -----------    -----------    -----------    -----------
OPERATING PROFIT ..............................         7,545          6,287         20,132         18,639

Other income (expense):
    Investment Income .........................           760            554          2,527          1,411
    Interest expense ..........................        (7,087)        (5,901)       (20,621)       (17,178)
    Share of operations of affiliated companies            44             20            169             91
    Reserve for impairment of PCS licenses ....             0         (7,024)             0         (7,024)
    Gain (Loss) on Sale of Subsidiary Stock ...         2,127            (91)         2,082            169
                                                  -----------    -----------    -----------    -----------
                                                       (4,156)       (12,442)       (15,843)       (22,531)
                                                  -----------    -----------    -----------    -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
 INCOME TAXES AND  MINORITY INTERESTS .........         3,389         (6,155)         4,289         (3,892)

Provision for income taxes ....................        (1,423)         2,041         (1,801)         1,139
Minority interests ............................           183           (160)           549           (783)
                                                  -----------    -----------    -----------    -----------
NET INCOME (LOSS) .............................   $     2,149    ($    4,274)   $     3,037    ($    3,536)
                                                  ===========    ===========    ===========    ===========

   Weighted average shares outstanding ........     1,418,000      1,417,000      1,418,000      1,414,000

Basic earnings per share:
     Net Income (Loss) ........................   $      1.52    ($     3.02)   $      2.14    ($     2.50)
                                                  ===========    ===========    ===========    ===========
Diluted earnings per share:
     Net Income (Loss) ........................   $      1.52    ($     3.02)   $      2.14    ($     2.50)
                                                  ===========    ===========    ===========    ===========

                       LYNCH CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                                   (UNAUDITED)
                                 (In thousands)

                                                               Nine Months Ended
                                                                 September 30
                                                                 ------------

                                                               1998        1997
                                                               ----        ----

OPERATING ACTIVITIES

Net income (loss) .........................................     3,037     (3,536)
Adjustments   to  reconcile  net  income
to  net  cash  provided  by  operating
activities:
   Depreciation and amortization ..........................    18,925     15,984
   Net effect of purchases and sales of trading securities       (264)      (763)
   Deferred taxes .........................................         0     (2,388)
   Share of operations of affiliated companies ............      (169)       (91)
   Minority interests .....................................      (549)       783
  Gain on sale of stock by subsidiaries ...................    (2,082)      (169)
   Reserve for impairment of PCS licenses .................         0      7,024
   Changes in operating assets and liabilities:
     Receivables ..........................................    (3,620)    (4,449)
     Inventories ..........................................    (3,911)       216
     Accounts payable and accrued liabilities .............    21,250      1,259
     Other ................................................    (3,133)      (635)
                                                              -------    -------
NET CASH PROVIDED BY OPERATING ACTIVITIES .................    29,484     13,235
                                                              -------    -------

INVESTING  ACTIVITIES

Capital Expenditures ......................................   (16,636)   (13,700)
Investment in Coronet Communications Company ..............         0      2,995
Investment in Upper Peninsula Telephone Company ...........         0    (25,721)
Investment in Spinnaker Coating - Maine ...................   (47,734)         0
Investment in Spinnaker Electrical Tape Company ...........    (2,000)         0
Sale of Investments - Cellular partnerships ...............         0      8,576
Investment in Personal Communications Services Partnerships     3,726      2,145
Other .....................................................      (416)       (82)
                                                              -------    -------
NET CASH USED IN INVESTING ACTIVITIES .....................   (63,060)   (25,787)
                                                              -------    -------
FINANCING ACTIVITIES

Issuance of debt, net .....................................    21,389      3,219
Treasury stock transactions ...............................        90        657
Minority interest transactions ............................      (969)       286
                                                              -------    -------
NET CASH FROM FINANCING ACTIVITIES ........................    20,510      4,162
                                                              -------    -------
Net decrease  in cash and cash equivalents ................   (13,066)    (8,390)
Cash and cash equivalents at beginning of period ..........    33,557     33,946
                                                              -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................    20,491     25,556
                                                              =======    =======

            See Notes to Condensed Consolidated Financial Statements.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.   Subsidiaries of the Registrant
--   ------------------------------
                                                                          Owned by
Subsidiary                                                                  Lynch
----------                                                                  -----
Brighton Communications Corporation .............................           100.0%
  Lynch Telephone Corporation IV ................................           100.0%
    Bretton Woods Telephone Company .............................           100.0%
    World Surfer, Inc. ..........................................           100.0%
  Lynch Kansas Telephone Corporation ............................           100.0%
  Lynch Telephone Corporation VI ................................            98.0%
    JBN Telephone Company, Inc. .................................            98.0%
      JBN Finance Corporation ...................................            98.0%
    Giant Communications, Inc. ..................................           100.0%
    Lynch Telephone Corporation VII .............................           100.0%
      USTC Kansas, Inc. .........................................           100.0%
       Haviland Telephone Company, Inc. .........................           100.0%
         Haviland Finance Corporation ...........................           100.0%
  DFT Communications Corporation ................................           100.0%
    Dunkirk & Fredonia Telephone Company ........................           100.0%
      Cassadaga Telephone Company ...............................           100.0%
        Macom, Inc. .............................................           100.0%
      Comantel, Inc. ............................................           100.0%
        D&F Cellular Telephone, Inc. ............................           100.0%
    DFT Long Distance Corporation ...............................           100.0%
    DFT Local Service Corporation ...............................           100.0%
        Erie Shore Communications, Inc. .........................           100.0%
LMT Holding Corporation .........................................           100.0%
 Lynch Michigan Telephone Holding Corporation ...................           100.0%
    Upper Peninsula Telephone Company ...........................           100.0%
    Alpha Enterprises Limited ...................................           100.0%
        Upper Peninsula Cellular North, Inc. ....................           100.0%
        Upper Peninsula Cellular South, Inc. ....................           100.0%

Global Television, Inc. .........................................           100.0%

Inter-Community Acquisition Corporation .........................           100.0%

Home Transport Service, Inc. ....................................           100.0%

Lynch Capital Corporation .......................................           100.0%

Lynch Entertainment Corporation .................................           100.0%
Lynch Entertainment Corporation II ..............................           100.0%

Lynch International Exports, Inc. ...............................           100.0%


                                                                          Owned by
Subsidiary                                                                  Lynch
----------                                                                  -----

Lynch Manufacturing Corporation ..................................          100.0%
  Lynch Display Technologies, Inc. ...............................          100.0%
    Lynch Systems, Inc. ..........................................           91.0%
 M-tron Industries, Inc. .........................................           91.0%
   M-tron Industries, Ltd. .......................................           91.0%
 Spinnaker Industries, Inc. ......................................           61.2%
    Entoleter, Inc. ..............................................           61.2%
    Spinnaker Coating, Inc. ......................................           61.2%
      Spinnaker Coating-Maine, Inc. ..............................           61.2%
    Central Products Company .....................................           61.2%
    Spinnaker Electrical Tape Company ............................           61.2%

Lynch Multimedia Corporation .....................................          100.0%
  CLR Video, L.L.C ...............................................           60.0%

The Morgan Group, Inc. ...........................................           68.06%(V)/53.06%(O)
  Morgan Drive Away, Inc. ........................................           68.06%(V)/53.06%(O)
    Transport Services Unlimited, Inc. ...........................           68.06%(V)/53.06%(O)
  Interstate Indemnity Company ...................................           68.06%(V)/53.06%(O)
  Morgan Finance, Inc. ...........................................           68.06%(V)/53.06%(O)
  TDI, Inc. ......................................................           68.06%(V)/53.06%(O)
    Home Transport Corporation ...................................           68.06%(V)/53.06%(O)
    MDA Corporation ..............................................           68.06%(V)/53.06%(O)

Lynch PCS Communications Corporation .............................          100.0%
  Lynch PCS Corporation A ........................................          100.0%
  Lynch PCS Corporation F ........................................          100.0%
  Lynch PCS Corporation G ........................................          100.0%

Lynch Interactive Corporation ....................................          100.0%
Lynch Telecommunications Corporation .............................          100.0%
  Lynch Telephone Corporation ....................................           83.1%
    Western New Mexico Telephone Company, Inc. ...................           83.1%
    WNM Communications Corporation ...............................           83.1%
    Wescel Cellular, Inc. ........................................           83.1%
      Wescel Cellular of New Mexico, L.P. ........................           42.4%
    Wescel Cellular, Inc. II .....................................           83.1%
      Northwest New Mexico Cellular, Inc. ........................           40.6%
      Northwest New Mexico Cellular of New Mexico, L.P............           20.7%
        Enchantment Cable Corporation ............................           83.1%
 Lynch Telephone Corporation II ..................................           83.0%
   Inter-Community Telephone Company .............................           83.0%
     Inter-Community Telephone Company II ........................           83.0%
 Lynch Telephone Corporation III .................................           81.0%
   Cuba City Telephone Exchange Company ..........................           81.0%
   Belmont Telephone Company .....................................           81.0%

 Notes: (V)=Percentage voting control; (O)=Percentage of equity ownership

B.    Basis of Presentation
--    ---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentations have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

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

The operating results of the acquired companies are included in the Consolidated Statement of Operations from their respective acquisition dates. The following unaudited proforma information shows the results of the Registrant's operations as though the acquisitions of tesa tape, inc.'s pressure sensitive tape product line, S.D. Warren's adhesive-backed label stock business and Upper Peninsula Telephone Company were made at the beginning of 1997.


                                                Three Months Ended       Nine months Ended
                                                   September 30             September 30
(In thousands, except per share data)          1998         1997         1998        1997
                                               ----         ----         ----        ----
Sales and Revenues .......................   $ 135,887   $ 139,420    $ 403,772   $ 413,167
Operating Profit .........................       7,862       8,569       23,000      26,684
Income from Continuing Operations
 Before Income Taxes and Minority Interest       3,664      (4,789)       5,903         618
Net Income ...............................       2,225      (3,743)       3,497      (1,956)
Net Income Per Share .....................        1.57       (2.65)        2.47       (1.38)



D.    Inventories
--    -----------

Inventories are stated at the lower of cost or market value. At September 30, 1998, inventories were valued by three methods: last-in, first-out (LIFO) - 48%, specific identification - 50%, and first-in, first-out (FIFO) - 2%. At December 31, 1997, the respective percentages were 48%, 43%, and 9%.

                                                        Sept.30         Dec. 31
                                                          1998            1997
                                                          ----            ----
Raw Material and Supplies ....................          $15,016          $10,493
Work in Progress .............................            7,011            3,544
Finished Goods ...............................           28,939           21,648
                                                        -------          -------
    Total Inventories ........................          $50,966          $35,685
                                                        =======          =======


E.     Indebtedness
--     ------------

On a consolidated basis, at September 30, 1998, the Registrant maintains short-term and long-term lines of credit facilities totaling $118.1 million, of which $40.7 million was available. The Registrant (Parent Company) maintains two short-term lines of credit facilities totaling $22.0 million, of which $11.3 million was available at September 30, 1998. The facilities will expire on December 29, 1998 ($10.0 million) and December 31, 1998 ($12.0 million), respectively. Spinnaker Industries, Inc. maintains lines of credit at its subsidiaries which total $65.0 million, of which $12.2 million was available at September 30, 1998. The Morgan Group maintains lines and letters of credit totaling $23.0 million, of which $14.5 million was available at September 30, 1998. These facilities, as well as facilities at other subsidiaries of the Registrant, generally limit the credit available under the lines of credit to certain variables, such as inventories and receivables, and are secured by the operating assets of the subsidiary, and include various financial covenants. Due to certain of these restrictive covenants and working capital requirements of the subsidiaries, cash distributions from the subsidiaries are limited. At September 30, 1998, $38.1 million of these total facilities expire within one year.

In general, the long-term debt credit facilities are secured by property, plant and equipment, inventory, receivables and common stock of certain subsidiaries and contain certain covenants restricting distributions to the Registrant.


Long term debt consists of:                                                         9-30-98      12-31-97
---------------------------                                                         -------      --------

Spinnaker Industries Inc. 10.75% Senior Secured
Note Due 2006 ..................................................................   $ 115,000    $ 115,000

Rural Electrification Administration and Rural
Telephone Bank notes payable in equal quarterly
installments through 2027 at fixed interest rates
ranging from 2% to 7.5% ........................................................      45,729       47,109

Bank credit facilities utilized by certain telephone
and telephone holding companies through 2009, $33.2
million at a fixed  interest rate averaging 9.0% and
$18.5 million at variable interest rates averaging 8.6% ........................      51,683       54,633

Unsecured notes issued in connection with acquisitions
at fixed interest rates averaging 9.2% with maturities
through 2006 ...................................................................      35,557       28,049

Other ..........................................................................      10,420        7,287
                                                                                   ---------    ---------
                                                                                     258,389      252,078
Current maturities .............................................................     (11,579)      (9,302)
                                                                                   ---------    ---------
    Total ......................................................................   $ 246,810    $ 242,776
                                                                                   =========    =========


F.     Earnings Per Share
--     ------------------

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

The components of comprehensive income, net of tax, for the nine months ended September 30, 1998 and 1997 are as follows:


                                       1998      1997
                                       ----      ----
Net Income (Loss)..................  $ 3,037   $(3,536)
Unrealized gain on securities......       98      --
                                      -------   -------
Comprehensive income (Loss).........  $ 3,135   $(3,536)
                                      =======   =======

The components of accumulated other comprehensive income, net of related tax, at September 30, 1998 and December 31, 1997 are as follows:


                                          1998      1997
                                          ----      ----
Unrealized gains on securities .......     $98       $--
                                           ---       ---
Accumulated comprehensive income .....     $98       $--
                                           ===       ===

H.   Gain on Sale of Subsidiary Stock
--   --------------------------------

On July 31, 1998, Spinnaker Industries, Inc. completed the acquisition of the electrical tape division of tesa tape, inc. Part of the purchase price was the issuance of 200,000 shares, subject to certain adjustments of Spinnaker's Class A Common Stock. As a result of this issuance, the Registrant recorded a gain on sale of subsidiary stock of $2.1 million in the third quarter of 1998, or $1.2 million ($0.87 per share) after tax.


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ----------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ----------------------

Sales and Revenues
------------------

Revenues for the third quarter of 1998 increased by $15.9 million, or 13%, from the comparable period in the prior year. The percentage contribution to the overall increase by each operating segment is as follows: multimedia - 9% ($1.5 million), The Morgan Group, Inc. - 5% ($0.8 million), and manufacturing - 86% ($13.6 million). Multimedia's revenues increased due to growth in access lines, additional revenue streams, such as Internet services and improved recovery of costs under regulatory the model. The Morgan Group, Inc. recorded increases in the Specialized Transport Business offset by lower Manufactured Housing revenues. Within the manufacturing group, Spinnaker Industries, Inc. revenues increased $19.1 million. In March 1998, Spinnaker acquired the adhesive-back division of S.D. Warren Company. The operation contributed approximately $15.2 million to Spinnaker's revenue increase. On July 31, 1998, Registrant's subsidiary, Spinnaker acquired tesa tape, inc.'s pressure sensitive electrical tape product line. This business contributed $1.2 million to Spinnaker's revenue increase. Spinnaker's other operations recorded 5% revenue increase. Revenues at Lynch Systems, Inc. decreased by $4.6 million between the two quarters due to lack of orders for extra large glass press machines. M-tron Industries, Inc. revenues were below prior year by $0.8 million reflecting an overall decline in industry shipments.

For the nine months ended September 30, 1998, revenues increased from the prior year period by $33.9 million, or 10%. The percentage contribution to the increase by each business segment is as follow: multimedia - 17% ($5.6 million), The Morgan Group, Inc. - 10% ($3.5 million) and manufacturing - 73% ($24.8 million). Aside from the factors noted above, the acquisition of Upper Peninsula Telephone Company in March 1997, incrementally increased the revenues $2.3 million in multimedia on a year-to-date basis. Spinnaker's acquisition of the adhesive-backed business of S.D. Warren contributed $32.4 million to the manufacturing revenue increases.

Operating Profit
----------------

Operating profit for the third quarter of 1998 increased by $1.3 million. Operating profit in the multimedia segment increased by $0.9 million. Primary factors contributing to the growth were: increase in access lines, increased revenues associated with non-traditional telephone services, improved recovery of costs under the regulatory model, and lower costs at certain operations. Morgan's operating profit decreased by $0.6 million between the two quarters as a result of increased claims costs. Operating profit in the manufacturing group increased by $0.1 million as an increase at Spinnaker was offset by declines at Lynch Systems and M-tron. Spinnaker's results, whose operating profit increased by $1.1 million, increased due to the inclusion of S.D. Warren acquisition offset by increased depreciation and amortization relating to the S.D. Warren acquisition. Lynch Systems' and M-tron's operating profit decreased by $0.9 million and $0.2 million, respectively.

Net corporate expenses during the third quarter of 1998 decreased by $0.8 million from the prior year, primarily attributable to the reversal of non-cash charge relating to stock appreciation rights ("SARs"). In the third quarter of 1998 the Registrant reversed a previously recorded SAR accrual of $0.6 million. A $0.3 million charge was recorded in the third quarter of 1997.

Effective September 30, 1998, the Registrant amended the SAR (stock appreciation rights) Program so that the SARs become exercisable only in the event the market price for the Registrant's shares double from the SAR exercise price within five years from original issuance. The exercise prices of the 42,700 SARs currently outstanding range from $63.03 to $84.63. On September 30, 1998, the closing price of the Registrant's Common shares in trading on the American Stock Exchange was $76.50. This amendment will eliminate the recording of the profit and loss effect from changes in the market price in the Registrant's common stock until it is probable that the SARs will become exercisable.

Operating profit for the first nine months ended September 30, 1998 increased by $1.5 million from the nine months ended September 30, 1997. Operating profit of multimedia segment increased by $3.4 million reflecting the growth in continuing operations plus the acquisition of Upper Peninsula Telephone Company in March 1997. Operating profit at The Morgan Group, Inc. fell by $1.4 million between the two periods due to high claims costs plus increased data processing and administrative costs in the Specialized Transport Group. In the manufacturing segment operating profit fell $1.5 million. Lynch Systems' operating profit
(loss) decreased overall operating profit by $1.7 million between the two nine-month periods. Spinnaker's operating profit increased by $0.4 million, offsetting M-tron's $0.4 million decline. Within corporate operations, the SAR accrual for the nine months ended September 30, 1998, decreased expenses by a $0.2 million as compared to a SAR expense of $0.7 million in the comparable 1997 period.

Other Income (Expense), Net
---------------------------

Investment income in the third quarter of 1998 increased by $0.2 million from the third quarter of 1997. Realized and unrealized gains from the Company's investment in marketable securities and accrued interest from the Registrant's investment in East/West Communications, Inc. Redeemable Preferred Stock were the primary causes of the increase. These factors also caused year-to-date investment income to be greater than the previous year by $1.1 million.

Interest expense in the third quarter of 1998 increased by $1.2 million from the third quarter of 1997. The increase was primarily due to the increased debt level resulting from the acquisitions by Spinnaker of S.D. Warren's pressure sensitive adhesive-backed label stock business and tesa tape, inc.'s electrical tape division. On a year-to-date basis, interest expense increased by $3.4 million, $2.4 million was associated with Spinnaker's acquisitions. Additionally, in March 1997 the Registrant acquired Upper Peninsula Telephone Company; incrementally this acquisition added $0.3 million of interest expense to the current year-to-date versus the prior year-to-date. Also during 1998, the Registrant is capitalizing less interest with regard to a subsidiary's loan to Fortunet Communications, L.P. ("Fortunet"), a PCS license holder in which the subsidiary owns a 49.9% limited partnership, due to the write-off of a portion of the costs associated with the loan in the third quarter of 1997.

On July 31, 1998, Spinnaker Industries, Inc. completed the acquisition of the electrical tape division of tesa tape, inc. Part of the purchase price was the issuance of 200,000 shares, subject to certain adjustments of Spinnaker's Class A Common Stock. As a result of this issuance, the Registrant recorded a gain on sale of subsidiary stock of $2.1 million in the third quarter of 1998, or $1.2 million ($0.87 per share) after tax.

During the third quarter of 1997, the Registrant wrote off 30% of the investment in, loans to, and deferred costs associated with Fortunet, a partnership formed to acquire, construct and operate licenses for the provision of personal communications services in the PCS C-Block auction. Such write-off amounted to $7.0 million, or $4.6 million after tax benefit.

In May 1996, the FCC concluded the C-Block auction for 30 megahertz of broadband spectrum across the United States to be used for personal communications services ("PCS"). PCS is the second generation of low-cost digital wireless service utilized for voice, video and data devices. In the C-Block auction, certain qualified small business were afforded bidding credits as well as access to long-term government financing for the cost of the licenses acquired.

As a result of this auction, Fortunet acquired 31 licenses in 17 states, covering a population ("POPs") of 7.0 million. The total cost of these licenses was $216 million, or $30.76 per 30 megahertz POP, after the 25% bidding credit. Events during and subsequent to the auction, as well as other externally driven technological and market forces have made financing the build-out of these licenses through the capital markets much more difficult than previously anticipated.

As a result of a petition by Fortunet, as well as many of the license holders from this auction, the FCC afforded license holders a choice of four restructuring options, one of which was the resumption of current debt payments; which had been suspended earlier this year. The ramifications of choosing the other three courses of action could result in Fortunet ultimately forfeiting either 30%, 50%, or 100% of its down-payment in these licenses. As a result of the FCC proposal, the management of the Registrant provided for a 30% reserve of its investment at the that time, as this represented management's estimate of the impairment of this investment given the then current available alternatives.

On July, 8, 1998, Fortunet returned 28 of the 31 licenses it was awarded and returned half of the spectrum of the remaining three licenses. Fortunet currently is the licensee for 15 megahertz of spectrum in three Florida markets:
Tallahassee, Panama City, and Ocala covering approximately 785,000 POPs at a cost of $20.09 per 15 MHZ POP (equal to $40.18 per 30MHz POP). It used the down payment from the licenses returned, after deducting the 30% forfeited, to repay all remaining Government debt. No further write-off have been recorded as a result of this restructure.

Tax Provision
-------------

The income tax provision includes federal, as well as state and local taxes. The tax provision for the three and nine months ended September 30, 1998 and 1997, represents effective tax rates of (42%) and (40%), respectively. The differences from the federal statutory rate are principally due to the effect of state income taxes and amortization of non-deductible goodwill.

Minority Interest
-----------------

Profit (loss) associated with minority interests, increased net income by $0.2 million in the third quarter of 1998 in comparison to the decrease in net income of $0.2 million in the third quarter of 1997. The variance was $1.3 million for the nine month periods ending September 30, 1998 and 1997.

These were due to reduced profits at the Spinnaker Industries, Inc., a 61.2% owned subsidiary, and The Morgan Group, Inc., a 53% owned subsidiary offset by higher profitability at telephone operations.

Net Income (Loss)
-----------------

Net income for the three months ended September 30, 1998 was $2.1 million, or $1.52 per share, as compared to a loss of $4.3 million, or $3.02 per share in the previous year's quarter. Net income for the nine months ended September 30, 1998 was $3.0 million, or $2.14 per share, as compared to a loss of $3.5 million, or $2.50 per share.

Backlog/New Orders
------------------

Total backlog of manufactured products at September 30, 1998 was $16.1 million, backlog was $30.9 million at December 31, 1997. Included in the backlog at December 31, 1997 was a $16 million glass press order at Lynch Systems from an international customer. The customer subsequently canceled this order. The purchase order associated with this order contained a cancellation provision pursuant to which the customer paid Lynch Systems $2.4 million which can be used by the customer as a discount for future orders. Aside from the cancellation at Lynch Systems referred to above, backlog increased by $1.2 million as an increase in backlog at Spinnaker of $4.1 million offset lower backlogs at Lynch Systems of $2.1 million and M-tron of $0.8 million.

Liquidity/Capital Resources
---------------------------

As of September 30, 1998, the Company had current assets of $165.3 million and current liabilities of $145.6 million. Working capital was therefore $19.7 million as compared to $56.0 million at December 31, 1997. The decrease is primarily due to the acquisition of S.D. Warren's pressure sensitive adhesive backed label stock business, a majority of which was financed by the draw down on a working capital revolver, which is classified as a current liability. Nine months capital expenditures were $16.7 million in 1998 and $13.7 million in 1997.

At September 30, 1998, total debt was $314.0 million, which was $32.9 million more than the $281.1 million at the end of 1997, primarily due to the acquisitions of S.D. Warren and tesa tape inc.'s electrical tape division. Debt at September 30, 1998 included $234.2 million of fixed interest rate debt, at an average cash interest rate of 9.0% and $79.7 million of variable interest rate debt at an average interest rate of 9.4%. Additionally, at September 30, 1998 the Company had $40.7 million in unused lines of credit of which (i) $14.5 million was attributable to Morgan and (ii) $12.2 million was attributable to Spinnaker. Certain restrictive covenants within the debt facilities at both Spinnaker and Morgan limit their ability to provide the parent company with significant funding. As of September 30, 1998, the Parent Company had borrowed $10.7 million under short-term lines of credit facilities. The lines currently total $22.0 million. These funds were primarily used to fund loans by subsidiaries to partnerships in the PCS Auctions and fund a portion of the purchase price of Upper Peninsula Telephone Company. These short-term lines of credit expire by the end of December 1998. Management anticipates that these lines will be renewed for one year but there is no assurance that they will be.

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

The Company has a significant need for resources to fund the operation of the parent company, meet its current funding commitments and fund future growth. Lynch is currently considering various alternative long and short-term financing arrangements, including the possible sale of certain assets. While management expects to obtain adequate financing resources to enable the company to meet its obligations, there is no assurance that such can be readily obtained or at reasonable costs.

The Company has initiated a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing and conducting an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs or programs utilized by vendors to the Company that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculation. The Company's year 2000 review is being performed primarily by internal staff, and in certain operations is supplemented by outside consultants. The principal Information Technology ("IT") systems that may be impacted by the Year 2000 for the Company's telecommunications operations are central office switching, billing and accounting. The principal IT systems for the Morgan Group are order entry dispatch and accounting. The principal IT systems for the Company's manufacturing companies are sales order entry, shop floor control, inventory control and accounting. The Year 2000 may also impact various non-IT systems, including among other things security systems, HVAC, elevator systems, and communications systems. In addition, each of Company businesses may be impacted by the Year 2000 readiness of third party vendor/suppliers.

Due to the integral nature of switching equipment and billing software to their operations, the telecommunications businesses are most effected by the Year 2000 issue. The majority of the telephone companies' switching and billing software is expected to be Year 2000 compliant by the end of 1998, with the remaining compliant by the end of first half of 1999. The telecommunications businesses rely on switching equipment and software provided by third party vendors. It is the Company's understanding that the vendors have completed testing of the software and that no additional action by the Company will be required after installation. The telecommunications businesses periodically upgrade switching software in order to remain current with respect to service features. The upgrades that provide Year 2000 readiness also provide other enhanced service features and have been capitalized. Other remediation costs, including internal costs have been charged to expense as incurred. The total cost of switching software upgrades is estimated to be approximately $0.8 million, of which approximately $0.3 million has been spent to date. The telecommunications businesses have not developed a contingency plan and are in the process of developing such a plan.

The Morgan Group, Inc. is in the process of remediating the Year 2000 issue, primarily through the replacement of a significant portion of its operating software. Implementation is expected to be completed by July 1999, with final testing completed by September 1999. The total cost of Year 2000 remediation is estimated to be approximately $0.4 million, of which less than $0.1 million has been spent to date. Costs specifically associated with modifying internal use software are charged to expense as incurred. At this time, The Morgan Group has not developed a comprehensive contingency plan.

The assessment phase for the Company's manufacturing businesses is substantially complete. Ongoing remediation efforts include the replacement of certain software as well as programming changes to certain existing software. An estimate of the total cost of remediatin has not been determined. However, managment believes that the cost will not materiall affect results of operations. A comprehensive contingency plan has not been completed at this time.

The estimated costs and projected dates of completion for the Company's Year 2000 program are based on management's estimates and were developed using numerous assumptions of future events, some of which are beyond the Company's control. The Company presently believes that with modifications to existing software and converting to new software, the Year 2000 issue will not pose significant operational problems for the Company as a whole. However, if such modifications and conversions are not completed timely or are ineffective, the Year 2000 issue may materially and adversely impact the Company's financial condition, results of operations and cash flows.

The Registrant has recently initiated two programs which may effect future operating results and financial condition.

          (1)  Cost Cutting -
          ---  --------------

          The Registrant is taking a three step approach to cutting costs. First is a review to eliminate certain centralized overhead costs. Second, a review of Registrant's overall financial costs is being undertaken with an objective of achieving savings from refinancing and restructuring certain debt instruments. Third, the Registrant's operating entities will take advantage of cost savings opportunities without sacrificing quality of service.

          (2) Harvesting -
          --- ------------

          The second program is a concentrated effort to monetize the Registrant's assets, including selling a portion or all of certain investments in Registrant's operating entities. These may include Registrant's minority interests in network affiliated television stations, direct broadcast television service, and certain telephone operations where competitive local exchange carrier opportunities are not readily apparent. Registrant's approximately 61% owned subsidiary, Spinnaker, has retained Schroder & Co., Inc. to seek strategic alternatives, including a possible sale, merger or other combination of Spinnaker. Additionally, the Registrant is searching for a way to accelerate the growth with M-tron as well as provide the Registrant with a more financially visible investment. There is no assurance that all or any part of this program can be effected or effected on acceptable terms.

Included in this Management Discussion and Analysis of Financial Condition and Results of Operations and Item 5 below are certain forward looking financial and other information, including without limitation matters relating to PCS, a possible spin-off, a refinancing/strategic initiative program, the anticipation that short-term lines of credit would be renewed, "Year 2000" matters, and the Registrant's cost cutting and harvesting initiatives. It should be recognized that such information are projections, estimates or forecasts based on various assumptions, including without limitation, meeting its assumptions regarding expected operating performance and other matters specifically set forth herein, the ability to successfully implement cost cutting and harvesting initiatives, the expected performance of the economy and financial markets as they impact the Registrant's businesses, financing needs and ability to harvest and monetize certain assets, competition, tax consequences relating to a possible spin-off, and ability of Registrant and, in certain cases, third parties to achieve their Year 2000 compliance. As a result, such information is subject to uncertainties, risks and inaccuracies.

Two subsidiaries of the Registrant, The Morgan Group, Inc. and Spinnaker Industries, Inc., file reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended.


PART II OTHER INFORMATION
-------------------------

Item 5.   Other Information
-------   -----------------

         Reference is made to Registrant's  Harvesting initiative,  discussed in
         Part I, Item 2, Management's Discussion and Analysis of Finance Condition and Results of Operations, above.

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)  Exhibits

     *10(p) -  Amended Phantom Stock Plan
      27    -  Financial Data Schedule

(b) No reports on Form 8-K were filed during the third quarter of 1998

-----------------
* Management contract or compensatory arrangement.




                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                LYNCH CORPORATION
                                  (Registrant)

                                                  By: s/Robert E. Dolan
                                                  ---------------------------
                                                        Robert E. Dolan
                                                        Chief Financial Officer
November 16, 1998