Form 10-K
period 1998-12-31
LYNCH CORP
filed 1999-03-30
CIK 61004

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1998     Commission file number  1-106
                                   OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                       to

                                LYNCH CORPORATION
                                -----------------
             (Exact name of Registrant as specified in its charter)

            Indiana                                    38-1799862
-------------------------------           -----------------------------------
State of other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization

401 Theodore Fremd Avenue, Rye, New York                         10580
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code    (914) 921-7601
                                                     -----------------

Securities registered pursuant to Section 12(b) of the Act:
                                                       Name of each exchange
         Title of each class                              on which registered
    Common Stock, No Par Value                        American Stock Exchange

Securities registered pursuant to section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the Registrant (based upon the closing price of the Registrant's Common Stock on the American Stock Exchange on March 19, 1999 of $78 per share) was $84,434,844. (In determining this figure, the Registrant has assumed that all of the Registrant's directors and officers are affiliates. This assumption shall not be deemed conclusive for any other purpose.)

     The number of outstanding shares of the Registrant's Common Stock was 1,418,248 as of March 19, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III:  Certain portions of Registrant's  Proxy Statement for the 1999
              Annual Meeting of Shareholders.

FORWARD LOOKING INFORMATION
---------------------------

     This Form 10-K contains certain forward looking information, including without limitation the possibility of a spin-off, a "harvesting of assets" initiative (pg.3), Item 1-I.A "Regulatory Environment" and possible changes thereto and "Competition" (pgs. 5-8), Item 1-I.C "Personal Communications Services ("PCS")", including without limitation the risks described (pgs. 10-12), Item 1-II. Morgan "Growth Strategy" (p.13-14), Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," including without limitation Financial Condition, the cost cutting initiative, a possible reevaluation of Registrant's investment in Fortunet, Year 2000 information, and Market Risk, and Notes to Financial Statements (Item 14(a) below). It should be recognized that such information are estimates or forecasts based upon various assumptions, including the matters referred to therein, as well as meeting the Registrant's internal performance assumptions regarding expected operating performance and the expected performance of the economy and financial markets as it impacts Registrant's businesses. As a result, such information is subject to uncertainties, risks and inaccuracies, which could be material.

                                     PART I
                                     ------


ITEM 1. BUSINESS
----------------

     The Registrant, Lynch Corporation ("Lynch"), incorporated in 1928 under the laws of the State of Indiana, is a diversified holding company with subsidiaries engaged in multimedia, services and manufacturing. Lynch's executive offices are located at 401 Theodore Fremd Avenue, Rye, New York 10580-1430. Its current telephone number is 914/921-7601.

     Registrant's business development strategy is to expand its existing operations through internal growth and acquisitions. It may also, from time to time, consider the acquisition of other assets or businesses that are not related to its present businesses. For the year ended December 31, 1998, multimedia operations provided 11% of the Registrant's consolidated revenues; services operations provided 29% of the Registrant's consolidated revenues; and total manufacturing operations provided 60% of the Registrant's consolidated revenues. As used herein, the Registrant includes subsidiary corporations.

     Registrant has been pursuing segmentation of its businesses, through a spin-off of its multimedia and services operations. There are a number of matters to be examined in connection with a possible spin-off, including without limitation tax consequences, and there is no assurance that such a spin-off will be effected.

Harvesting Initiative.
----------------------

     In November 1998, Registrant announced a "harvesting" initiative, i.e., an effort to monetize certain assets, including considering selling all or portions of certain operating entities. These may include Registrant's minority interests in network affiliated television stations, its 61% interest in Spinnaker Industries, Inc. and certain telephone operations where competitive local exchange carrier opportunities are not readily apparent. In addition, Registrant has been searching for a way to accelerate growth at its M-tron subsidiary as well as providing Registrant with a more financially visible investment therein. As part of this initiative, in December 1998, Registrant sold its DirectTV franchise serving certain counties in New Mexico for approximately $3.1 million. Spinnaker has retained Schroder & Co., Inc. to seek strategic alternatives, including a possible sale of all or a portion of its business, merger or other combination of Spinnaker. There is no assurance that any transaction can be consummated on terms favorable to Registrant.

I.  MULTIMEDIA
--------------

A.  Telecommunications
----------------------

     Operations. The Registrant conducts its telecommunications operations through subsidiary corporations. The telecommunications segment has been expanded through the selective acquisition of local exchange telephone companies serving rural areas and by offering additional services such as Internet service and long distance service. From 1989 through 1998, Registrant has acquired ten telephone companies, five of which have indirect minority ownership of 2% to 20%, whose operations range in size from approximately 500 to over 10,000 access lines. Registrant's telephone operations are located in Kansas, Michigan, New Hampshire, New Mexico, New York, North Dakota and Wisconsin. As of December 31, 1998, total access lines were approximately 37,600, 100% of which are served by digital switches.

     These subsidiaries' principal business is providing telecommunications services. These services fall into four major categories: local network, network access, long distance and other non-regulated telecommunications services. Toll service to areas outside franchised telephone service territory is furnished through switched and special access connections with intrastate and interstate long distance networks.

     The Company holds franchises, licenses and permits adequate for the conduct of its business in the territories which it serves.

     Future growth in telephone operations is expected to be derived from the acquisition of additional telephone companies, from providing service to new customers or additional services to existing customers, from upgrading existing customers to higher grades of service, and from additional service offerings. The following table summarizes certain information regarding the Registrant's telephone operations.



                                                      YEAR ENDED DECEMBER 31
Telephone Operations                              1998       1997         1996
--------------------                              ----       ----         ----

Access lines* ..............................     37,604      36,525      28,984
 % Residential .............................         75%         75%         74%
 % Business (nonresidential) ...............         25%         25%         26%

Total revenues ($000s) .....................     46,265      43,824      28,608
 % Local service ...........................         16%         17%         14%
 % Network access and long distance ........         78%         73%         73%
 % Other ...................................          6%         10%         13%

* An "access line" is a telecommunications circuit between the customer's establishment and the central switching office.

     Telephone Acquisitions. The Registrant pursues an active program of acquiring operating telephone companies. From January 1, 1989 through December 31, 1998, Lynch has acquired ten telephone companies serving a total of approximately 30,950 access lines at the time of these acquisitions for an aggregate consideration totaling approximately $135 million. In November 1996, a subsidiary of Registrant acquired the stock of Dunkirk & Fredonia Telephone Company and its subsidiaries, Cassadaga Telephone Corporation and Comantel, Inc. (collectively "DFT") for approximately $22 million. DFT serves approximately 12,000 access lines in western New York, including the community of Fredonia, the Village of Cassadaga and the Hamlet of Stockton. DFT also owns and operates other telecommunications businesses, including Internet, long distance resale, security systems, and sales and servicing of telecommunications equipment. In the spring of 1997, Registrant acquired the stock of Upper Peninsula Telephone Company ("UPTC") for approximately $26.5 million. UPTC serves approximately 6,800 access lines located primarily in the Upper Peninsula of Michigan.

     The Registrant continually evaluates acquisition opportunities targeting domestic rural telephone companies with a strong market position, good growth potential and predictable cash flow. In addition, Registrant has generally sought companies with excellent local management already in place who will remain active with their company. Recently, certain large telephone companies have offered certain of their rural telephone exchanges for sale, often on a state-wide or larger area basis. Registrant has and in the future may, bid on such groups of exchanges. Telephone holding companies and others actively compete for the acquisition of telephone companies and such acquisitions are subject to the consent or approval of regulatory agencies in most states. While management believes that it will be successful in making additional acquisitions, there can be no assurance that the Registrant will be able to negotiate additional acquisitions on terms acceptable to it or that regulatory approvals, where required, will be received.

     Related Services and Investments. The Registrant also provides non-regulated telephone related services, including internet access service and long distance resale service, in certain of its telephone service (and adjacent) areas. The Registrant also intends to provide local telephone and other telecommunications service outside certain of its franchise areas by establishing competitive local exchange carrier ("CLEC") operations in certain adjacent areas. Affiliates of seven of Registrant's telephone companies now offer internet access service. At December 31, 1998, internet access customers totaled approximately 8,000 compared to approximately 3,500 at December 31, 1997.

     In late 1998, an affiliate of Dunkirk & Fredonia Telephone Company began providing long distance resale service, and affiliates of certain of Registrant's other telephone companies are considering becoming a long distance reseller.

     An affiliate of Dunkirk & Fredonia Telephone Company expects to begin providing CLEC service on a resale basis in neighboring Dunkirk, NY in the second quarter of 1999. Affiliates of Inter-Community Telephone Company in North Dakota and Western New Mexico Telephone Company in New Mexico have filed with the state regulatory commissions to provide CLEC services in those states. Final plans to offer CLEC service in areas adjacent to Registrant's telephone operations in those states have not been completed. In December 1998, Registrant also acquired a 10 MHZ license to provide PCS services in the Las Cruces, New Mexico BTA and is considering how to utilize that license.

     At December 31, 1998, the Registrant owned minority interests in certain entities that provide wireless cellular telephone service in several Rural Service Areas ("RSA's") in New Mexico and North Dakota, covering areas with a total population of approximately 305,000, of which the Registrant's proportionate interest is approximately 10,000.

     The operating results of these services and investments have not been material to date, although Registrant expects its CLEC services to incur operating losses initially.

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

     In addition to access pool participation, certain of the Registrant's subsidiaries are compensated for their intrastate costs through billing and keeping access charge revenues (without participating in an access pool). The intrastate access charge revenues are developed based on intrastate access rates filed with the state regulatory agency.

     In addition, a 1989 FCC decision provided for price cap regulation for certain interstate services. The price cap approach differs from traditional rate-of-return regulation by focusing primarily on the prices of communications services. The intention of price cap regulation is to focus on productivity and the approved plan for telephone operating companies. This allows for the sharing with its customers of profits achieved by increasing productivity. Alternatives to rate-of-return regulation have also been adopted or proposed in some states as well. Inter-Community Telephone Company is an example of one such subsidiary which has elected a price cap limitation on intrastate access charges. However, management does not believe that this agreement will have a material effect on the Registrant's results. In certain states, regulators have ordered the restructuring of local service areas to eliminate nearby long distance calls and substitute extended calling areas.

     Various aspects of federal and state telephone regulation have in recent years been subject to re-examination and on-going modification. In February 1996, the Telecommunications Act of 1996 (the "1996 Act"), which is the most substantial revision of communication law since the 1930's, became law. The 1996 Act is intended generally to allow telephone, cable, broadcast and other telecommunications providers to compete in each other's businesses, while loosening regulation of those businesses. Among other things, the Act (i) would allow major long distance telephone companies and cable television companies to provide local exchange telephone service; (ii) would allow new local telephone service providers to connect into existing local telephone exchange networks and purchase services at wholesale rates for resale; (iii) would provide for a commitment to universal service for high-cost, rural areas and authorizes state regulatory commissions to consider their status on certain competition issues;
(iv) would allow the Regional Bell Operating Companies to offer long distance telephone service and enter the alarm services and electronic publishing businesses; (v) would remove rate regulation over non-basic cable service in three years; and (vi) would increase the number of television stations that can be owned by one party.

     Although the FCC has completed numerous regulatory proceedings required to implement the 1996 Act, the FCC is still in the process of promulgating new regulations covering these and related matters. For certain issues, the FCC bifurcated the proceedings between price cap and rate-of-return companies or in the case of the Universal Service Fund (USF) between rural and non-rural companies. In several cases, the regulations for the price-cap (or non-rural) local exchange carriers (LECs) have been or are being determined first, followed by separate proceedings for rate-of-return (or rural) companies. Since all of the Registrant's telephone subsidiaries are rural, rate-of-return companies for the interstate jurisdiction, many of the issues are yet to be resolved by the FCC for the Registrant's subsidiaries. Current or anticipated proceedings, which could have significant revenue impacts for rural, rate-of-return companies, include changes in access charge regulations, jurisdictional separations rules (which allocate costs between interstate and intrastate services), reevaluation of the interstate rate-of-return, and permanent USF procedures.

     The USF is intended, among other things, to provide special support funds to high cost rural LECs so that they can provide affordable services to their customers notwithstanding their high cost due to low population density. In May 1997, the FCC adopted interim USF procedures effective January 1, 1998 which continue to use actual embedded costs for rural companies. The interim procedures transferred the Weighted DEM (which is a subsidy related to central office switching equipment) and Long-Term Support (LTS) to the USF and required all telecommunications companies (including the Registrant's telephone subsidiaries) to contribute to the fund. In addition, a cap was implemented on the amount of corporate expense allowable for the computation of USF. The interim rules are expected to be in effect until at least January 1, 2001. This is the earliest date that a transition to a new universal service support mechanism may begin. On July 1, 1998, the Federal-State Joint Board on Universal Service (Joint Board) appointed a Rural Task Force ("RTF") to address changes to the universal service support mechanisms for rural carriers. All of the Registrant's telephone companies are designated as rural carriers for universal service support. By March 31, 2000, the RTF is scheduled to make recommendations to the Joint Board regarding any changes required to the current universal service support mechanism for rural carriers. This includes, but is not limited to, reviewing a proxy model built on Forward-Looking Economic Costs (FLEC).

     The FCC is currently in the process of determining permanent USF procedures for non-rural carriers. In October 1998, the FCC adopted a proxy model platform based on FLEC. The FCC is still in the process of developing inputs for the FLEC proxy model for non-rural carriers. The new universal service support mechanism for non-rural carriers based on the FLEC proxy model is scheduled to be in effect July 1, 1999.

     In addition to the changes to universal service, the FCC also has open dockets related to access charges, jurisdictional separations and rate-of-return reevaluation. The FCC made several changes to access charges for price cap companies in May 1997. The FCC issued a proposal for similar changes to access charges for rate-of-return carriers in June 1998. In October 1997, the FCC initiated a proceeding where companies provided comments to the FCC regarding how costs should be allocated between the state and interstate jurisdictions. In October 1998, the FCC requested comments regarding whether the interstate rate-of-return was at the appropriate rate. No final decision regarding proposed changes for rate-of-return carriers related to access charges, jurisdictional separations or rate-of-return represcription has been issued by the FCC. Since interstate revenues constituted approximately 50% of the revenues of the Registrant's telephone companies in 1998, modifications to access changes, separations, rate-of-returns, and/or USF could have a material effect. It is impossible to determine the impact of these proposed changes on the Registrant's telephone companies at this time.

     Registrant cannot predict the effect of the 1996 Act, state initiatives and new proposed Federal and state regulations, but because its telecommunications and multimedia properties (other than its television stations interests) are primarily in high-cost, rural areas, Registrant expects competitive charges to be slower in coming.

     Competition. All of the Registrant's current telephone companies are currently monopoly wireline providers in their respective area of local telephone exchange service; although there can be no assurance that this will continue. However, as a result of the 1996 Act, FCC and state regulatory authority
                                       -7-
initiatives and judicial decisions, competition has been introduced into certain areas of the toll network wherein certain providers are attempting to bypass local exchange facilities to connect directly with high-volume toll customers. For example, in the last few years the States of New York, Michigan, Wisconsin and Kansas passed or amended telecommunications bills intended to introduce more competition among providers of local services and reduce regulation. Regulatory authorities in certain states, including New York, have taken steps to promote competition in local telephone exchange service, by requiring certain companies to offer wholesale rates to resellers. A substantial impact is yet to be seen on Registrant's telephone companies. The Registrant's subsidiaries do not expect bypass to pose a significant near-term competitive threat due to a limited number of high-volume customers they serve. In addition, cellular radio or similar radio-based wireless services, including personal communication services ("PCS"), and cable television and internet based services could provide an alternative local telephone exchange service as well as possible competition from electric companies.


B.   Broadcasting
-----------------

See the "Harvesting" initiative at page 3 above concerning the television operations.

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

STATION WOI-TV - Lynch Entertainment Corporation II ("LEC-II"), a wholly-owned subsidiary of Registrant, owns 49% of the outstanding common shares of Capital Communications Corporation ("Capital") and convertible preferred stock, which when converted, would bring LEC-II's common share ownership to 50%. On March 1, 1994, Capital acquired the assets of WOI-TV for $12.7 million. WOI-TV is an ABC affiliate and serves the Ames/Des Moines, Iowa market. Lombardo Communications, Inc. II, controlled by Philip J. Lombardo, has the remaining share interest in Capital.

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

Other

     On December 1, 1995, CLR Video LLC, a 60% owned subsidiary of Registrant acquired 23 cable television systems in northeast Kansas serving approximately 4,500 subscribers for $5.2 million. Certain of the systems cluster with local telephone exchanges owned by J.B.N. Telephone. Registrant also owns a small cable system in Haviland, Kansas. Results of operations have not been significant to date.

     See the "harvesting" initiative at page 3 as to sale of Registrant's DirectTV franchise in certain parts of New Mexico. In December 1998, Registrant sold for approximately $3.1 million its right to market direct broadcasting TV services via satellite in New Mexico. Financial results for the operation had not been material.

C.   Personal Communications Services ("PCS").
----------------------------------------------

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

     Under FCC rules, Fortunet made a down payment equal to 10% of the cost (net of bidding credits) of the licenses ($21.6 million). The Government provided 10 year installment financing, interest only for the first six years at an interest rate of 7% per annum. Registrant's subsidiary has loaned Fortunet an aggregate of approximately $24.0 million to fund the down payments and the first interest payment on the licenses. The 50.1% general partner has no obligation to provide loans or additional funds to Fortunet.

     Certain C-Block licensees, including Fortunet, experienced substantial financial problems in connection with servicing the FCC installment debt and/or building out the licenses. The three largest C-Block licensees filed for protection under the Federal Bankruptcy Act. As a result, the FCC in March 1997, suspended interest payments on the FCC installment debt while it examined the situation. In September 1997 the FCC gave C-Block licensees four choices (one of which was the resumption of principal and interest payments) with respect to their licenses. The three other options, as modified in March 1998, were (i) giving up all C-Block licenses in any Metropolitan Trading Areas ("MTA"); for licenses returned, the licensee may either opt (a) to rebid on those licenses in the reauction and forfeit 100% of the down payment or (b) to forego the opportunity to rebid on those licenses and receive a credit of 70% of the down payment to be used to prepay any licenses retained, (ii) using 70% of the down payments (100% in the case of licenses to be paid up) to prepay licenses in any MTA while giving up the licenses not prepaid, and (iii) giving up 15 MHZ of the 30 MHZ licenses in any MTAs for forgiveness of 50% of the debt; a licensee who elects to resume installment payments on the remaining portion would be entitled to a credit towards debt service equal to 40% of the down payments on the spectrum given up while a licensee who elects to prepay the retained licenses would receive a credit towards prepayment equal to 70% of the down payments on the spectrum given up. In the third quarter of 1997, Registrant provided a reserve of 30% of its subsidiary's investment in Fortunet ($4.6 million after-tax).

     In June 1998, Fortunet, pursuant to the FCC restructuring program, elected to give up all of its PCS licenses, except for 15 MHZ licenses in Tallahassee, Panama City and Ocala, Florida. It used the FCC credits from the returned licenses to pay the remaining purchase prices for the retained Florida licenses. Fortunet also received back $3.9 million from the FCC, which was used to pay down a portion of Fortunet's loan from Registrant's subsidiary. This reduced the net investment and advances to Fortunet to approximately $19 million.

     Another subsidiary of Registrant, Lynch PCS Corporation F ("LPCSF"), was a 49.9% limited partner in Aer Force Communications B, L.P. ("Aer Force").In the FCC's F-Block Auction (restricted to small businesses and certain other qualifying bidders) of 10 megahertz PCS licenses, Aer Force won five licenses in four states covering a population of approximately 20 million people. The licenses have an aggregate purchase price of $19 million after a 25% bidding credit. In December 1997, East/West Communications, Inc. ("East/West") succeeded to the assets and liabilities of Aer Force with LPCSF receiving 49.9% of the common stock. Immediately thereafter, Registrant spun off 39.9% of the common stock of East/West to Registrant's shareholders and transferred 10% of East/West stock to Gabelli Funds, Inc. ("GFI") in satisfaction of an obligation to pay it 10% of the net profits of Aer Force (after an assumed cost of capital). Registrant currently owns 7,800 shares ($7,800,000 par and liquidation value) of 5% payment-in-kind preferred stock of East/West, redeemable in 2009 subject to earlier payment in certain circumstances. East/West needs to raise financing in the near term and determine how to best utilize its licenses.

     Another subsidiary of the Registrant, Lynch PCS Corporation H ("LPCSH"), is a 49.9% non-control member of BCDJMS Communications, L.L.C., which is participating in the FCC's reauction of certain PCS licenses which began on March 23, 1999. LPCSH has provided BCDJMS approximately $50,000 in equity and $3 million in loans for bidding purposes. The other equity owners of BCDJMS have provided in the aggregate $50,000 in equity and no loan funds. It cannot be determined at this time if BCDJMS will win any PCS licenses in the reauction and, if so, whether such licenses would prove profitable.

     Another subsidiary of the Registrant, Lynch PCS Corporation G ("LPCSG") had an agreement with Rivgam Communicators L.L.C. ("Rivgam"), a subsidiary of GFI, which won licenses in the FCC's D and E Block PCS Auctions for 10 megahertz PCS licenses, to receive a fee equal to 10% of the realized net profits of Rivgam (after an assumed cost of capital) in return for providing bidding and certain other services. Rivgam won 12 licenses in seven states covering a population of 33 million, with an aggregate cost of $85.1 million. In December 1998, Rivgam settled its obligation under said agreement by transferring to LPCSG its 10 MHZ PCS license for the Las Cruces, New Mexico market.

     LPCSG also has an agreement with Bal/Rivgam LLC (in which GFI has a 49.9% equity interest), which won licenses in FCC's Wireless Communications Services ("WCS") Auction in 1997, to receive a fee equal to 5% of the realized net profits of Bal/Rivgam (after an assumed cost of capital), in return for providing bidding and certain other services to Bal/Rivgam. Bal/Rivgam won 5 WCS licenses covering a population of approximately 42 million with an aggregate cost of $0.7 million. LPCSG also has an agreement to provide BCK\Rivgam L.L.C., in which GFI has a 49.9% equity interest, with similar services in connection with the FCC's Local Multipoint Distribution Services ("LMDS") Auction ended on March 25, 1998. Subject to final grant, BCK/Rivgam won three licenses covering a population of 1.3 million with an aggregate cost of $6.1 million. LPCSG has an agreement to receive 5% of the net profits of BCK\Rivgam (after an assumed cost of capital).

     FCC rules impose build-out requirements that require PCS licensees to provide adequate service to at least one-third of the population in the licensed area within five years from the date of grant and to at least two-thirds within ten years, as well as build out requirements for WCS and LMDS licenses. Neither Fortunet nor East/West has begun any build out of their licenses. There are also substantial restrictions on the transfer of control of C and F Block PCS licenses, WCS licenses and LMDS licenses.

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

II.  SERVICES
-------------

A.  The Morgan Group, Inc.
--------------------------

     The Morgan Group Inc. ("Morgan") is the Registrant's only service subsidiary. On July 22, 1993, Morgan completed an initial public offering ("IPO") of 1,100,000 shares of its Class A common stock, $.015 par value, at $9.00 per share. As a result of this offering, Lynch's equity ownership in Morgan was reduced from 90% to 47%, represented by its ownership of 1,200,000 shares of Class B common stock. In December 1995, Lynch acquired from Morgan 150,000 shares of Class A common stock (plus $1.3 million in cash plus accrued dividends) in exchange for its 1,493,942 shares of Series A Preferred Stock of Morgan. As of March 19, 1999, Morgan purchased approximately 103,000 shares of its Class A common stock at $9.00 per share pursuant to a "Dutch Auction." At March 25, 1999, Lynch's equity ownership in Morgan was approximately 55%. Because the Class B common stock is entitled to two votes per share, its voting interest in Morgan at March 25, 1999 was approximately 70% and, therefore, Lynch continues to consolidate Morgan's results in its financial statements. Morgan Class A common stock is listed on the American Stock Exchange under the symbol "MG."

     Morgan is the nation's largest publicly owned service company in managing the delivery of manufactured housing, specialized equipment and commercial vehicles in the United States, and through its wholly owned subsidiary, Morgan Drive Away, Inc. has been operating since 1936. Morgan provides outsourcing transportation services through a national network of approximately 1,530 independent owner-operators and 1,420 other drivers. Morgan dispatches its drivers from 105 locations in 33 states. Morgan's largest customers include Fleetwood Enterprises, Inc., Oakwood Homes Corporation, Winnebago Industries, Inc., Champion Enterprises, Inc., Cavalier Homes, Inc., Clayton Homes, Palm Harbor Homes, Inc., Four Seasons Housing, Inc., Fairmont Homes, Inc. and Ryder Systems, Inc.

     In 1996, Morgan acquired the assets of Transit Homes of America, a national outsourcing company located in Boise, Idaho. In 1995, Morgan acquired the assets of Transfer Drivers, Inc. ("TDI"), a northern Indiana-based outsourcing company. TDI is a market leader in the fragmented truck delivery business focusing on relocation of consumer and commercial vehicles for customers, including Budget One-Way Rental, Ryder System, Inc. and Ford Motor Company.

     Morgan  also  provides  certain  insurance  and  financing  services to its
owner-operators   through  its   subsidiaries,   Interstate   Indemnity  Company
("Interstate") and Morgan Finance, Inc. ("Finance").

     In the first half of 1997, Morgan discontinued the "Truckaway" operation of the Specialized Transport Division taking a special charge to income in the fourth quarter of 1996. Truckaway was a line of business which focused on the transportation of van conversions, tent campers, and automotive products utilizing Company-owned equipment. The truckaway operation had revenues of $12,900,000 and an estimated operating loss of $1,800,000 for the year ended December 31, 1996.

     Industry Information. Morgan's business is substantially dependent upon the manufactured housing industry. Morgan's operations are affected by, among other things, fluctuations in interest rates and availability of credit to purchasers of manufactured homes and motor homes and the availability and price of motor fuels. This industry is subject to production cycles. The manufactured housing industry growth was approximately 2.3% in 1998.

     Growth Strategy. Morgan's strategy is to grow through expansion in the niche businesses already being served with heavy emphasis on outsourcing, along with pursuing acquisitions of niche transportation carriers who are servicing their customer base with unique service and/or equipment. In addition, the Company looks to expand insurance product offerings to drivers through its subsidiary Interstate.

     Morgan's initiatives for improved margins are to exit lines of business which are unrewarding, reducing corporate overhead, and improving the Company's safety record. There is no assurance that such strategy and initiatives will be successful in light of changing economic markets and competitive conditions.

     Morgan is continuously reviewing and negotiating potential acquisitions. There can be no assurance that any future acquisitions will be effected or, if effected, that they can be successfully integrated with Morgan's business.

     Competition. All of Morgan's activities are highly competitive. In addition to fleets operated by manufacturers, Morgan competes with several large national interstate carriers and numerous small regional or local interstate and intrastate carriers. Morgan's principal competitors in the manufactured housing marketplace are privately owned. In the commercial transport market, Morgan competes with large national interstate carriers, many of whom have substantially greater resources than Morgan. No assurance can be given that Morgan will be able to maintain its competitive position in the future.

     Competition among carriers is based on the rate charged for services, quality of service, financial strength, insurance coverage and the geographic scope of the carrier's authority and operational structure. The availability of tractor equipment and the possession of appropriate registration approvals permitting shipments between points required by the customer may also be influential.

     Lines of Business. Morgan has three lines of business: manufactured housing, specialized outsourcing services and insurance and finance. The Company's manufactured housing line provides outsourced transportation and logistical services to manufacturers of manufactured housing through a network of terminals located in 31 states. The Company's specialized outsourcing services provides outsourced transportation services primarily to manufacturers of recreational vehicles, commercial trucks and trailers through a network of service centers in eight states. The third line, insurance and finance, provides insurance and financing to the Company's drivers and independent owner-operators. Morgan's lines are strategic business units that offer different services and are managed separately based on the differences in these services.

     Selected Operating and Industry Participation Information. The following table sets forth certain operating and industry participation information for each of the five years ended December 31, 1998.

Manufactured Housing          1994        1995      1996        1997      1998
                              ----        ----      ----        ----      ----
  Operating Information:
New Home Shipments ......     98,181    114,890    121,136    154,389    161,543
Other Shipments .........     23,423     29,860     23,465     24,144     17,330
                            --------   --------   --------   --------   --------
Total Shipments .........    121,604    135,750    144,601    178,533    178,873

Linehaul Revenues
  (In Thousands) (1) ....   $ 53,520   $ 63,353   $ 72,616   $ 93,092   $ 94,158


Manufactured Housing          1994       1995      1996       1997       1998
                              ----       ----      ----       ----       ----
Industry Participation:
Industry Production (2) .   451,646    505,819    553,133    558,435    601,678
New Home Shipments ......    98,181    114,890    121,136    154,389    161,543
Share of Unites Shipped .      21.7%      22.7%      21.9%      27.6%      26.8%



Specialized Outsourcing           1994      1995      1996      1997      1998
                                  ----      ----      ----      ----      ----
 Services Operating
Information:
Shipments ....................    73,994    94,291    99,623    80,314    82,344
Linehaul Revenues
 (In Thousands) (1) ..........   $43,443   $49,336   $49,259   $39,336   $42,994

 -------
(1) Linehaul revenue is derived by multiplying the miles of a given shipment by the stated mileage rate.

(2) Based on reports of Manufactured Housing Institute. To calculate share of homes shipped, Morgan assumes two units shipped for each multi-section home.

     Customers and Marketing. A substantial portion of Morgan's operating revenues are generated under one, two, or three year contracts with producers of manufactured homes, recreational vehicles, and the other products. In these contracts, the manufacturers agree that a specific percentage (up to 100%) of their transportation service requirements from a particular location will be performed by Morgan on the basis of a prescribed rate schedule, subject to certain adjustments to accommodate increases in the Company's transportation costs. Operating results generated under customer contracts in 1996, 1997, and 1998 were 62%, 68% and 64% of total operating revenues, respectively. Morgan's ten largest customers have been served for at least three years and accounted for approximately 59%, 66%, and 69% of its operating revenues in 1996, 1997, and 1998, respectively.

     Independent Owner-Operators. The shipment of product by Manufactured Housing and certain Specialized Outsourcing Services such as towaway and pickup is conducted by contracting for the use of the equipment of independent owner-operators.

     Owner-operators are independent contractors who own toters, tractors or pickup trucks which they contract to, and operate for, Morgan on a long-term basis. Independent owner-operators are not generally approved to transport commodities on their own in interstate or intrastate commerce. Morgan, however, possesses such approvals and/or authorities (see "Regulation"), and provides marketing, insurance, communications, administrative, and other support required for such transportation.

     Risk Management, Safety and Insurance. The risk of substantial losses arising from traffic accidents is inherent in any transportation business. Morgan carries insurance to cover such losses up to $25 million per occurrence with a deductible of up to $150,000 per occurrence for personal injury and property damage. The frequency and severity of claims under the Company's liability insurance affect the cost, and potentially the availability, of such insurance. If Morgan is required to pay substantially greater insurance premiums, or incurs substantial losses above $25 million or substantial losses below its $150,000 deductible, its results of operations can be materially adversely affected. There can be no assurance that Morgan can continue to maintain its present insurance coverage on acceptable terms.

     Interstate makes available physical damage insurance coverage for the Company's owner-operators. Interstate also writes performance surety bonds for Morgan Drive Away, Inc.

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

III.   MANUFACTURING
--------------------

A.  Spinnaker Industries, Inc. ("Spinnaker")
--------------------------------------------

     See the "harvesting" initiative at page 3 hereof concerning Spinnaker.

     Spinnaker's Common Stock and Class A Common Stock are listed on the American Stock Exchange under the symbols "SKK" and "SKK.A." In August 1996, Spinnaker changed the name of its existing Common Stock to Class A Common Stock and declared a stock dividend of one share of a new Common Stock for each share of Class A Common Stock outstanding. At March 1, 1999, Registrant owned 2,237,203 shares of Spinnaker Common Stock, approximately 61% of the outstanding, and 2,259,063 shares of Class A Common Stock, approximately 62% of the outstanding.

     In June 1994, Spinnaker entered into an agreement with Boyle, Fleming, Inc. ("BF"), for BF to provide operating and strategic management to Spinnaker and for Messrs. Boyle and Fleming to become Chairman and President. In addition to a management fee, BF received a warrant to purchase 678,945 shares of Spinnaker Class A Common Stock and Common Stock (20% at the time) at a price of $2.67 for one share of both Common Stock and Class A Common Stock (adjusted for the 3 for 2 stock splits in December 1994 and December 1995 and the August 1996 Common Stock Dividend). In August 1996, the Management Agreement with BF was terminated and Messrs. Richard J. Boyle and Ned Fleming III became employees of Spinnaker. All BF warrants have now been exercised.

     Spinnaker is a leading manufacturer and marketer of adhesive-backed material, primarily for the industrial tape and pressure sensitive label stock markets. Its strategy is to focus on the growing pressure sensitive markets for industrial tape and label stock applications, while pursuing acquisitions within the adhesive-backed materials industry that complement its existing businesses. However, as announced in November 1998, Spinnaker continues to examine strategic alternatives, including a possible sale of all or a portion of its business, merger, or other business combination. Spinnaker's businesses are grouped into two principal categories that accounted for the following percentages of pro forma net sales for the year ended December 31, 1998: industrial tape: 43% and adhesive-backed label stock 54%.

     Spinnaker has five 100% owned subsidiaries: Spinnaker Coating, Inc., (formerly called Brown-Bridge Industries, Inc.) ("Spinnaker Coating"), 80.1% of which was acquired in September 1994, Central Products Company ("Central Products"), acquired in October 1995, Spinnaker Coating-Maine, Inc. ("Coating-Maine") acquired in 1998, Spinnaker Electrical Tape Company ("Spinnaker

Electrical") acquired in 1998 and Entoleter, Inc. ("Entoleter"), which it has owned since Registrant acquired Spinnaker in 1987. In October 1996, Spinnaker acquired the remaining 19.9% of outstanding stock of Spinnaker Coating (plus management stock options), which were owned by the management of Spinnaker Coating, BF and Registrant. Spinnaker Coating and Coating-Maine (which are collectively referred to as "Spinnaker Coating" herein) are in the adhesive-backed label stock industry. Central Products manufactures industrial sealing tape. Spinnaker Electrical manufactures electrical tape. Entoleter manufactures a line of industrial process equipment and a line of air pollution equipment.

     Spinnaker's industrial tape business is conducted through its Central Products subsidiary, which was founded in 1917. Central Products is a leading manufacturer of carton sealing tape and offers the broadest line of such products in the United States. Its branded and private label products are used primarily for commercial packaging and applications and are sold through its national sales force to over 1,500 paper and office products distributors nationwide, including the largest national distributors of paper products, for resale to over 20,000 end users. Spinnaker maintains relationships with Unisource Worldwide, Inc. ("Unisource") and xpedx (a division of International Paper Co.), formerly known as ResourceNet International, which are among the largest distributors of paper and office products in the United States. Central supplies each of Unisource and xpedx with a full line of their own private label carton sealing tape products. Spinnaker believes that its arrangements with key customers are evidence of its leading position in the carton sealing tape market, which is due in part to Spinnaker being the only one-stop manufacturer of private label products in the carton sealing market.

     In July 1998, Spinnaker acquired the pressure sensitive electrical tape product line of tesa tape, inc. and its associated Carbondale, Illinois manufacturing plant. The purchase price totaled $10.7 million comprising the issuance of 200,000 share of Spinnaker Common Stock (subject to adjustment), cash and seller notes. The product line produces electrical tape for insulating motors, coils and transformers for major customers in Europe, Canada and the United States. The electrical tape business offers multiple types of tapes, including laminate, glass cloth, filament, film, polypropylene and polyester high temperature industrial electrical tapes. Pro forma net sales in 1998 totaled approximately $13 million.

     Spinnaker's adhesive-backed label stock business is conducted through Spinnaker Coating, Inc. (formerly known as Brown-Bridge Industries, Inc.) which was founded in 1928. With the acquisition of the Pressure Sensitive Business from S.D. Warren Company in March 1998, Spinnaker Coating is a major manufacturer of adhesive-backed label stock in the United States. It is the only manufacturer of all adhesive-backed paper technologies (pressure, water and heat sensitive), which enables Spinnaker Coating to provide a broad range of standard and custom coating solutions that meet the design specifications of its
customers.   Spinnaker  Coating  manufacturers  custom,   low-volume,   pressure
sensitive  products  used for  speciality  applications,  whereas  the  Pressure
Sensitive Business manufactures standard, high volume, pressure sensitive products, which complements it product line. Spinnaker Coating offers a full line of more than 2,000 variations of adhesive-backed label stock and sells its products in roll and sheet form to over 1,000 printers, paper merchants, industrial users and major forms manufacturers and distributors. Customers convert its label stock into labels used for a broad range of end use applications, including bar-coding, mailing and shipping, packaging for pharmaceutical, food and other consumer products, office identification and business forms, postage stamps stock, decorative labels and other speciality industrial uses. Spinnaker Coating is the largest supplier of pressure sensitive postage stamp stock for use by the United States Postal Service. In 1995 and again in March 1998, Spinnaker was elected to exclusively supply Paper Corporation of the U.S. and the U.S. Bureau of Engraving and Printing ("BEP") the label stock for pressure-sensitive postage stamps. The March 1998 contract, a five-year supply contract, is valued at approximately $75 million.

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

     Spinnaker also manufactures and markets industrial process equipment and air pollution control scrubbers through its Entoleter, Inc. ("Entoleter") subsidiary. Spinnaker is exploring strategic alternatives with respect to Entoleter to improve shareholder value, including the possible sale or spin-off of Entoleter.

Industrial Tape
---------------

     Central Products provides a full range of packaging system solutions for the packaging of goods for shipment by a wide variety of manufacturing, retail and distribution companies, such as UPS and Land's End. Central Products has developed a "razor/razor blade" concept by selling carton sealing tape machines in combination with its tape products. Central Products manufactures pressure sensitive carton sealing tape with all three primary adhesive technologies: acrylic, hot melt and natural rubber. It also offers three types of water sensitive carton sealing tape: paper tape, fiberglass reinforced tape and box tape. Central Products believes it is the only United States supplier to manufacture both pressure sensitive and water activated carton sealing tape, and that it is the only company to produce all three pressure sensitive adhesive technologies.

     Pressure Sensitive Carton Sealing Tape. Pressure sensitive tape is manufactured primarily through the coating of plastic film with a thin layer of acrylic, hot melt or natural rubber adhesive. The adhesive is applied to various grades of high-quality, low-stretch polypropylene film for use in most applications as well as PVC and polyester films which are used for certain specialized applications. Acrylic adhesives, which are noted for their clarity, non-yellowing properties, good temperature resistance and low application cost, are best suited for manual applications on light and medium carton sealing situations. Hot melt adhesives, noted for their quiet release and easy unwind during application, are the most widely used pressure sensitive adhesives because they satisfy 90% of all carton sealing requirements. Natural rubber adhesives are unique because of their aggressive adhesion properties and, although they are ideal for recycled content cartons and cartons requiring hot, humid or cold packing, transportation and storage, they can be used for a wide variety of surface conditions and extreme temperature tolerances. Central Products' pressure sensitive tapes are sold under the trade names Alltac and Central.

     Water Sensitive Carton Sealing Tape. Water sensitive tape is generally manufactured through the application of a thin layer of water sensitive adhesive to gumming kraft paper. It is offered as either non-reinforced (paper) tape or fiberglass reinforced tape. Non-reinforced tape is made by applying an adhesive to a single layer of high tensile strength kraft paper coated with Central Products' patented starch-based adhesive. Non-reinforced tapes are totally biodegradable and are used in light to medium carton sealing applications. Fiberglass reinforced tape contains a layer of fiberglass yarn placed between two layers of kraft paper, and is typically used to seal heavy packages or on cartons that will be subject to a high level of abuse during shipping and is also favored in shipping high value goods due to its strong sealing qualities. Both non-reinforced tape and fiberglass reinforced tape are available in light, medium and heavy grades. Central Products' water sensitive carton sealing tapes are sold under the trade names Glasseal, Central, Green Core and Tru-Seal.

     Pressure Sensitive Electrical Tape. Pressure sensitive electrical tape is manufactured through the coating of laminate, glass cloth, filament, and film backing materials with acrylic, rubber and silicone adhesives. Spinnaker's electrical tapes are classified by specific insulating characteristics of the backing material and are categorized by temperature class from up to 105 degrees to up to 180 degrees Celsius. In addition, Spinnaker's electrical insulating tapes are approved by Underwriters Laboratories for use in electrical insulating applications.

     Tape Dispensing Machines. Spinnaker also supplies tape dispensing equipment manufactured by other companies. Spinnaker currently offers a broad line of carton sealing equipment for pressure sensitive tape, which ranges from hand held dispensers to automatic random sizing equipment. Spinnaker also offers two types of table top dispensers for water sensitive tape, a manual dispenser and a more expensive electric dispenser.

Adhesive-backed Label Stock
---------------------------

     Spinnaker Coating develops, manufactures and markets adhesive-backed label stock that is converted by printers and industrial users into products that are utilized for marking, identifying, labeling and decorating applications and products. Spinnaker Coating is a major supplier of adhesive-back label stock for use in United States postage stamps. Spinnaker Coating's products are offered in three primary adhesive categories: pressure sensitive, water sensitive and heat sensitive. During 1998, pressure sensitive products constituted approximately 93.4% of the Spinnaker's pro forma net sales of adhesive-backed label stock products, while water sensitive products constitute 5.1% and heat sensitive products constituted 1.5% of such sales.

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

     Heat Sensitive. Heat sensitive products, which are activated by the application of heat, are manufactured by coating a face stock with either a hot melt coating or an emulsion process adhesive. The heat sensitive product line is sold primarily for labeling end uses, such as pharmaceutical bottles, meat and cheese packages, supermarket scales, cassettes and bakery packages. The adhesive coated product is sold in roll or sheet form for further conversion. Spinnaker Coating's heat sensitive products are sold under the trade name Heat Seal.

Marketing and Customers
-----------------------

     Spinnaker markets its broad range of products to a variety of customers. During 1998, no single customer accounted for more than 10% of Spinnaker's net sales.

     Central Products' marketing and sales strategy emphasizes supplying a full line of both water sensitive and pressure sensitive tape products to the carton sealing tape industry. Central Products sells its products directly to over 1,500 paper distributors (customers), who in turn resell these tape products to the end user markets. In addition, Central Products sells private-brand carton closure tapes direct to large customers who in turn distribute the products under their name to end users. Central Products provides its distributor customers with a high level of product education to enable them to better sell the Company's products. Spinnaker markets its high temperature electrical tape products domestically through its own sales representatives and to Eastern Europe through a relationship with the world's largest distributor of electrical products. Market growth for Spinnaker's high temperature electrical tape products is driven by the growing use of electronics in consumer products, the expanded use of motors, and the growth and replacement of industrial transformers.

     Spinnaker Coating generally markets its products through its own sales representatives to regional and national printers, converters and merchants. The majority of sales represent product sold and shipped from Spinnaker Coating's facilities in Troy, Ohio and Westbrook, Maine. However, to broaden its market penetration, Spinnaker Coating also contracts with regional processors throughout
                                      -21-
the United States, with whom Spinnaker Coating stores product until sold. Generally, these processors perform both slitting and distribution services for Spinnaker Coating.

     The slow down in Asian "growth consumption," the impact of Asian imports and increased global capacity for certain tape products have adversely affected Spinnaker's operations.

Manufacturing and Raw Materials
-------------------------------

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

     Central Products manufactures its pressure sensitive tape at its facilities in Brighton, Colorado, and its water sensitive tape at its facilities in Menasha, Wisconsin. Among Spinnaker's manufacturing strengths at its Central Products water sensitive tape operation are fully integrated, computerized coating and laminating machines, fully automated slitting, rewinding and packaging machines and a state of the art print shop. At its pressure sensitive tape operation, they include an in-house film line for production of polypropylene film and an advanced computerized coating machine for each of the three adhesive technologies. Spinnaker Coating manufactures its adhesive-back label stock at two plants in Troy, Ohio and a recently acquired facility in Westbrook, Maine. Spinnaker Coating has installed at its Troy, Ohio, facilities a new production line for silicone coating. The electrical tape manufacturing facility is in Carbondale, Illinois, and was brought on line in 1995 from a greenfield site.

     See Item 2 below for a description of manufacturing and distribution facilities.

Competition
-----------

     The adhesive-backed materials industry is highly competitive. Spinnaker competes with national and regional suppliers, as well as Asian and European imports. As a result of the competitive environment in the markets in which Spinnaker operates, Spinnaker faces (and will continue to face) pressure on sales prices of its products. As a result of such pricing pressures, Spinnaker may in the future experience reductions in the profit margins on its sales, or may be unable to pass future raw material price increases to its customers (which would also reduce profit margins). Spinnaker operates in markets characterized by a few large diversified companies selling products under recognized trade names and a number of smaller public and privately-held companies selling to the market. In addition to branded products, some companies in the industry produce private-label products to enhance supply relationships with large buyers.

     Central Products competes with other manufacturers of carton sealing tape products as well as manufacturers of alternative carton closure products. Central Products believes the basis of competition in the carton sealing market is quality of adhesion across a broad spectrum of applications, delivery and account service, and price, although other factors, such as technical support and product literature, may enhance a company's competitive position. There are a wide range of participants in the carton sealing industry. 3M Corporation is the largest manufacturer of pressure sensitive tape in the carton sealing market in the United States. Spinnaker Electrical Tape competes with other manufacturers, both domestic and foreign, some of which are larger than Spinnaker Electrical Tape. 3M is the largest manufacturer in both North America and Europe.

     The adhesive-backed label stock market is fragmented. Spinnaker Coating competes with several national manufacturers, including Avery-Dennison, Bemis, 3M Corporation and a number of smaller regional manufacturers.

Environmental Regulations
-------------------------

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

Patents and Trademarks
----------------------

     Patents are held by Spinnaker with respect to the manufacture of certain of its products, but its management does not consider such patents to be important to Spinnaker's operations. The patents expire over various lengths of time with the last patent expiring in about 10 years. Spinnaker has registered several of its trade names and trademarks for adhesive-backed materials.

International Sales
-------------------

     Spinnaker's international sales were $21.9 million, $14.2 million and $11.5 million in 1998, 1997, and 1996, respectively. Of the $21.9 million in 1998 international sales, approximately 84% were represented by exports of Spinnaker Coating, Central Products and Spinnaker Electrical adhesive-backed materials. The substantial majority of these sales were to Canadian customers and its European distributors and, consequently, Spinnaker believes that the risks commonly associated with doing business in international countries are minimal. The profitability of international sales is substantially equivalent to that of domestic sales. Because international sales are transacted in United States dollars, payments in many cases are secured by irrevocable letters of credit.

Backlog
-------

     The Company's backlog believed to be firm was $5.8 million at December 31, 1998, as compared to $7.1 million at December 31, 1997.

Industrial Process Equipment Business
-------------------------------------

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

Employees
---------

     As of December 31, 1998, Spinnaker employed approximately 1,100 persons, of which 508 were Central Products employees, 474 were Spinnaker Coating employees, 71 were Spinnaker Electrical employees and 37 were Entoleter employees. A majority of its hourly employees are not represented by unions. Central Products has a labor agreement expiring in 2003 with the Paper, Allied-Industrial, Chemical and Energy Workers International Union, (formerly known as the United Paperworkers International Union) covering approximately 178 hourly employees at the Menasha, Wisconsin plant. Spinnaker Electrical has a labor agreement expiring in 2001 with the AFL-CIO union covering approximately 47 hourly employees at its Carbondale, Illinois plant. Spinnaker Coating has a labor agreement expiring in 2002 with the AFL-CIO union, covering approximately 75 employees at its Westbrook, Maine plant. Entoleter's 16 production employees are members of the United Electrical, Radio and Machine Workers of America Union. The current collective bargaining agreement expires on April 30, 1999. Spinnaker believes that its relations with its employees are good; however, there can be no assurance that the Company will not experience work stoppages or slowdowns in the future.

B.   Lynch Systems, Inc. (Formerly called Lynch Machinery, Inc.)
----------------------------------------------------------------

         Lynch Systems, Inc. ("LS"), a 91% owned subsidiary of Registrant and the initial part of the Lynch Display Technologies group, designs, develops, manufactures and markets a broad range of manufacturing equipment for the electronic display and consumer glass industries. LS also produces replacement parts for various types of packaging and glass container-making machines which LS does not manufacture.

     CRT Display and Consumer Glass Manufacturing Technologies. LS manufactures glass-forming presses and electronic controls to provide high-speed automated systems to form different sizes of face panels and tubes for television screens and computer monitors. LS produces an HDTV model press to build large-screen televisions for the HDTV (high definition television) market. LS also manufactures and installs forming equipment to form tableware such as glass tumblers, plates, cups, saucers and commercial optical glass. LS also manufactures and installs fire polishing, electronic controls and retrofit systems for CRT display and consumer glass presses.

     The production of glassware entails the use of machines which heat glass and, using great pressure, form an item by pressing it into a desired shape.
Because of the high cost of bringing the machine and materials up to temperature, a machine for producing glassware must be capable of running 24 hours a day, 365 days a year.

     During 1998, LS delivered 3 glass press machines and 1 fire polisher (but no large TV glass press orders), compared to 9 machines (of which 3 were large TV glass press orders) in 1997. At December 31, 1998, LS had orders for, and had in various stages of production, 2 glass press machines (none of which are large TV glass press orders), at a total sales price of approximately $0.35 million, which are scheduled for delivery in 1999. There can be no assurance that LS can obtain orders for additional large TV glass press orders to replace its previous orders. In 1998, LS shipped 2 controls and retrofit systems amounting to approximately $0.15 million compared to 6 systems amounting to $2.8 million in 1997.

     LS believes that it is the largest supplier to glass companies that do not manufacture their own pressware machines in the worldwide pressware market. Competitors include various companies in Italy, Japan, Korea, Germany and elsewhere.

     While several of the largest domestic and international producers of glass pressware frequently build their own glass-forming machines and produce spare parts in-house, nearly all pressware producers have made purchases of machines and/or spare parts from LS.

     International Sales. During 1998, approximately 60% of LS's sales were made to international customers. The profitability of international sales is equivalent to that of domestic sales. Because many international orders require partial advance deposits, with the balance often secured by irrevocable letters of credit from banks in the international country, the Registrant believes that some of the credit risks commonly associated with doing business in international countries are minimized. The Registrant avoids currency exchange risk by transacting most international sales in United States dollars. The East Asian financial crisis has had a very substantial adverse impact on LS, particularly on its large TV press business, and LS is unable to predict how long that adverse impact will continue.

     Backlog. LS had an order backlog of approximately $0.6 million at December 31, 1998, compared with approximately $2.4 million at December 31, 1997 (excluding the canceled $16 million order referred to below). LS includes as backlog those orders which are subject to written contract, written purchase orders and telephone orders from long standing customers who maintain satisfactory credit ratings. In 1998, LS received $2.4 million in connection with the cancellation of a $16 million order for large TV glass presses and parts, which can be used by the customer as a credit for future orders.

     Raw Materials. Raw materials are generally available to LS in adequate supply from a number of suppliers.

     Lynch-AMAV. At year end 1998, LS, through a subsidiary, entered into a joint venture Lynch-AMAV L.L.C. with AMAV GmbH of Germany to develop and manufacture glass manufacturing equipment to the tableware industry. LS will have a 75% interest in the joint venture. The joint venture will design and develop feeders, shears and presses, most of which are expected to be manufactured for the joint venture by LS. LS believes that this joint venture will expand LS's glass tableware equipment business, particularly in Europe.

C.    M-tron Industries, Inc. ("M-tron")
----------------------------------------

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

     For 1998, 1997, and 1996, M-tron's sales consisted of (in thousands):

                                          1998            1997            1996
                                          ----            ----            ----
Crystals .......................         $11,871         $12,611         $10,594
Oscillator Modules .............          10,927          10,217           7,839
                                         -------         -------         -------
Total ..........................         $22,798         $22,828         $18,433
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

     International Sales. M-tron's international sales in 1998 were approximately 35.7% of total sales and were concentrated in Canada and Western Europe. The profitability of international sales has been substantially equivalent to that of domestic sales. M-tron is unable to predict what effect the East Asian financial crisis will continue to have on its business. However, because sales are ordinarily spread over a number of customers in a number of developed countries with no individually significant shipments, the Registrant believes that risks commonly associated with doing business in international countries are minimized.

     Backlog. M-tron had backlog orders of approximately $3.6 million at December 31, 1998, compared with $5.2 million at December 31, 1997. M-tron includes as backlog those orders which are subject to specific production release orders under written contracts, verbal and written orders from distributors with which M-tron has had long-standing relationships, as well as written purchase orders from sales representatives. M-tron believes that all of the backlog at

December 31, 1998, will be shipped during 1999.

     Raw Material. To the extent possible, M-tron's raw materials are purchased from multiple sources. Of primary significance are quartz crystal bars and the bases used for mounting certain finished crystals. M-tron currently has at least two qualified vendors for each of these items. No shortages have occurred in the recent past nor are any anticipated in the near future.

     See the "harvesting" initiative at page 3 as to M-tron.


IV.   OTHER INFORMATION
-----------------------

     While the Registrant holds licenses and patents of various types, Registrant does not believe they are critical to its overall operations, except for (1) the television-broadcasting license of WHBF-TV and WOI-TV; (2)
Registrant's telephone subsidiaries franchise certificates to provide local-exchange telephone service within its service areas; (3) Western's FCC licenses to operate point-to-point microwave systems; (4) licenses held by partnerships and corporations in which Western and Inter-Community own minority interests to operate cellular radio systems covering areas in New Mexico and North Dakota, (5) CLR Video's franchises to provide cable television service within its service areas and (6) personal communications services licenses held by companies in which Lynch subsidiaries have investments, as well as the Las Cruces, New Mexico PCS License held by Registrant.

     The Registrant conducts product development activities with respect to each of its major lines of manufacturing business. Currently, such activities are directed principally toward the improvement of existing products, the development of new products and/or diversification. The cost of such activities, which have been funded entirely by the Registrant, amounted to approximately $1,106,000 in 1998, $1,022,000 in 1997 and $1,627,000 in 1996.

     The capital expenditures, earnings and competitive position of Registrant have not been materially affected by compliance with current federal, state, and local laws and regulations relating to the protection of the environment; however, Registrant cannot predict the effect of future laws and regulations. The Registrant has not experienced difficulties relative to fuel or energy shortages but substantial increases in fuel costs or fuel shortages could adversely affect the operations of Morgan. See also "Environmental Regulations" under III Manufacturing - A. Spinnaker Industries, Inc. for more information with respect to Spinnaker.

     See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of Year 2000 matters.

     No portion of the business of the Registrant is regarded as seasonal, except that, in the case of Morgan, fewer shipments are scheduled during the winter months in those parts of the country where weather conditions limit highway use.

         There were no customers in 1998 or 1997 that represents 10% or more of consolidated revenues. The Registrant does not believe that it is dependent on any single customer.

     Excluding the following for The Morgan Group, Inc.: approximately 1,530 independent owner-operators and 1,420 other drivers, the Registrant had a total of 1,966 employees at December 31, 1998, compared to 1,881 employees at December 31, 1997.

     Additional information with respect to each of the Registrant's lines of business is included in Note 16 to the Consolidated Financial Statements included as Item 14(a) below.

     For additional information on The Morgan Group, Inc. and Spinnaker Industries, Inc. reference is made the their Form 10-K's and other documents filed with the Securities and Exchange Commission.

V.   EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------

     Pursuant to General Instruction G (3) of Form 10-K, the following list of executive officers of the Registrant is included in Part 1 of this Annual Report on Form 10-K in lieu of being included in the Proxy Statement for the 1999 Annual Meeting of Shareholders. Such list sets forth the names and ages of all executive officers of Registrant indicating all positions and offices with the Registrant held by each such person and each such person's principal occupations or employment during the past five years.

                          Offices and
      Name               Positions Held                            Age
      ----               --------------                            ---

Mario J. Gabelli                                                   56

          Chairman and Chief Executive Officer (since May 1986); Chairman and Chief Executive Officer (since March 1980) of Gabelli Funds Inc., a private company which makes investments for its own account; and Chairman and Chief Executive Officer of Gabelli Asset Management Inc. (since 1999), a NYSE listed holding company for subsidiaries engaged in various aspects of the securities business.

Robert E. Dolan                                                    47

          Chief Financial Officer (since February 1992) and Controller (since May 1990).

Robert  A.  Hurwich                                                57

          Vice President-Administration, Secretary & General Counsel (since February 1994).


     The executive officers of the Registrant are elected annually by the Board of Directors at its organizational meeting in May and hold office until the organizational meeting in the next subsequent year and until their respective successors are chosen and qualified.

ITEM 2. PROPERTIES
------------------

         Lynch leases space containing approximately 5,000 square feet for its executive offices in Rye, New York.

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

     In connection with Spinnaker's acquisition of the Pressure Sensitive Business of S.D. Warren in March 1998, the parties entered into the Site Lease, which provides for Warren's lease of a portion of its Westbrook, Maine facility to Spinnaker. Such lease is for a term of 99 years, provides for nominal rent of $1.00 per year, with an option to purchase for $1.00. The facility contains approximately 151,000 square feet. Spinnaker Coating also leases a 5,000 square foot facility (expiring October 31, 1999) and a 15,000 square foot facility (expiring April, 2004) at Westbrook.

     Spinnaker Electrical leases a 182,000 square foot facility in Carbondale, Illinois. The plant is located on 15 acres of a 55 acre site and leases for $1.00 per year, per acre, until 2092 with a 99 year extension option.

     Entoleter owns a manufacturing plant containing 72,000 square feet located on approximately 5 acres of land in Hamden, Connecticut. The land and building are subject to a mortgage and security agreement executed in support of a bank loan. Entoleter also owns approximately 6 unimproved acres located in Hamden, Connecticut adjacent to its property.

     During 1998 and 1997, Registrant's manufacturing facilities (except for LS) operated in the aggregate at a relatively high level of capacity utilization.

     Morgan owns approximately 24 acres of land with improvements in Elkhart, Indiana. The improvements include a 23,000 square foot office building used as Morgan's principal office, a 7,000 square foot leased building containing additional offices, a 9,000 square foot building used for Morgan's safety and driver service departments and also for storage and an 8,000 square foot building used for driver training and commercial driver licensing, testing and certification. Most of Morgan's 105 offices are situated on leased property. Morgan also owns and leases property for parking and storage of equipment at various locations throughout the United States, usually in proximity to manufacturers of products moved by Morgan. The property leases have lease term commitments of a minimum of thirty days and a maximum of three years, at monthly rental ranging from $25 to $6,500. The Elkhart facility is currently mortgaged to one of Morgan's lenders. In total, Morgan owns 69 acres of land throughout the United States, including the Elkhart facilities.

     Western New Mexico Telephone Company owns a total of 16.9 acres at fourteen sites located in southwestern New Mexico. Its principal operating facilities are located in Silver City, where Western owns a building comprising a total of 6,480 square feet housing its administrative offices and certain storage facilities. In Cliff, Western owns five buildings with a total of 14,055 square feet in which are located additional offices and storage facilities as well as a vehicle shop, a wood shop, and central office switching equipment. Smaller facilities, used mainly for storage and for housing central office switching equipment, with a total of 8,384 square feet, are located in Lordsburg, Reserve, Magdalena and five other localities. In addition, Western leases 1.28 acres on which it has constructed four microwave towers and a 120 square-foot equipment building. Western has the use of 38 other sites under permits or easements at which it has installed various equipment either in small company-owned buildings (totaling 2,403 square feet) or under protective cover. Western also owns 3,317 miles of copper cable and 421 miles of fiber optic cable running through rights-of-way within its 15,000 square-mile service area. All Western's properties described herein are encumbered under mortgages held by the Rural Utilities Service ("RUS").

     Inter-Community Telephone Company owns 12 acres of land at 10 sites. Its main office at Nome, ND, contains 4,326 square feet of office and storage space. In addition, it has 4,400 square feet of garage space and 5,035 square feet utilized for its switching facilities. Inter-Community has 1,756 miles of copper cable and 202 miles of fiber optic cable. All of Inter-Community's properties described herein are encumbered under mortgages held by the National Bank for Co-Operatives ("Co-Bank").

     Cuba City Telephone Company is located in a 3,800 square foot brick building on 0.4 of an acre of land. The building serves as the central office, commercial office, and garage for vehicle and material storage. The company also owns a cement block storage building of 800 square feet on 0.1 of an acre. In Madison, Wisconsin, Cuba City leases 900 square feet for administrative headquarters and financial functions. Belmont Telephone Company is located in a cement block building of 800 square feet on .5 acre of land in Belmont, Wisconsin. The building houses the central office equipment for Belmont. The companies own a combined total of 221 miles of copper cable and 28 miles of fiber optic cable. All of Cuba City's and Belmont's property described herein are encumbered under mortgages held by the RUS and Rural Telephone Bank, respectively.

     J.B.N. Telephone Company owns a total of approximately 2.25 acres at fifteen sites located in northeast Kansas. Its administrative and commercial office consisting of 2,820 square feet along with a 1,600 square feet garage and warehouse facility are located in Wetmore, Kansas. In addition, J.B.N. owns thirteen smaller facilities housing central office switching equipment and over 1,186 miles of copper cable and 186 miles of fiber optic cable. All properties described herein are encumbered under mortgages held by the RUS.

     Haviland Telephone Company owns a total of approximately 3.9 acres at 20 sites located in south central Kansas. Its administrative and commercial office consisting of 4,450 square feet is located in Haviland, Kansas. In addition, Haviland owns 19 smaller facilities housing garage, warehouse, and central office switching equipment and over 1,316 miles of copper cable and 61 miles of fiber optic cable. All properties described herein are encumbered under a mortgage held by the RUS.

     Dunkirk & Fredonia Telephone Company (including its subsidiaries) own a total of approximately 16.4 acres at 5 sites located in western New York. Its host central office switching equipment, administrative and commercial offices consisting of 18,297 square feet is located in Fredonia, New York. In addition, Dunkirk & Fredonia owns 4 other smaller facilities housing garage, warehouse and central office switching equipment and over 341 miles of copper cable and 30 miles of fiber optic cable. All properties described herein are encumbered under a mortgage held by RUS.

     Upper Peninsula Telephone Company owns a total of approximately 25 acres at 19 sites located principally in the Upper Peninsula of Michigan. Its host central office switching equipment, administrative and commercial offices consisting of 11,200 square feet is located in Carney, Michigan. In addition, Upper Peninsula owns 25 other smaller facilities housing garage, warehouse and central office switching equipment and over 2,098 miles of copper cable and 93 miles of fiber optic cable. All properties described herein are encumbered under mortgages held by the RUS and Co-Bank.

     CLR Video has its headquarters in leased space in Wetmore, Kansas. It also owns one small parcel of land and leases 22 small sites, which it uses for its cable receiving and transmission equipment. All properties described herein are encumbered under a mortgage to Co-Bank.

     It is Registrant's opinion that the facilities referred to above are in good operating condition and suitable and adequate for present uses.

ITEM 3.    LEGAL PROCEEDINGS
----------------------------

       Registrant is a party to certain lawsuits in the ordinary course of business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

       Not applicable.

                                     PART II
                                     -------


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
---------------------------------------------------------------
          STOCKHOLDER MATTERS
          -------------------

     The Common Stock of Lynch Corporation is traded on the American Stock Exchange under the symbol "LGL." The market price high and lows in consolidated trading of the Common Stock during the past two years is as follows:

                                              Three Months Ended
                                              -------------------
                   1998         March 31         June 30     Sept 30         Dec 31
-----------------------         --------         ---         -------         ---

High ..................         109               113         100 1/2        82
Low ...................          77 1/4            88          76            69 1/2

                   1997         March 31         June 30     Sept 30         Dec 31
-----------------------         --------         ---         -------         ---

High ..................         109 3/4           98          100               95
Low ...................          69 1/2           83 1/2       87 1/2           77


         At March 15, 1999, the Company had 923 shareholders of record.


ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

                                                       Year Ended December 31 (a)
                                      1998         1997         1996         1995         1994
                                    ---------    ---------    ---------    ---------    ---------

Revenues (a) ....................   $ 514,526    $ 467,536    $ 451,880    $ 333,627    $ 183,241
                                    ---------    ---------    ---------    ---------    ---------
Operating Profit (b) ............      24,020       24,787       16,940       19,847       10,942
Net Financing Activities ........     (25,341)     (21,259)     (14,689)      (7,376)      (4,333)
Reserve for Impairment, of
 Investment in PCS License ......        --         (7,024)        --           --           --

Gain on Sale of Subsidiary Stock
and Other Operating Assets ......       4,778          169        5,146           59          190
                                    ---------    ---------    ---------    ---------    ---------
Income (Loss) from Continuing
 Operations Before Income Taxes,
 Minority Interests, Discontinued
 Operations and Extraordinary
 Item ...........................       3,457       (3,327)       7,397       12,530        6,799
(Provision) Benefit for Income
  Taxes .........................      (1,412)         713       (3,021)      (4,906)      (2,726)
Minority Interests ..............       1,312         (264)         418       (2,155)      (1,372)
                                    ---------    ---------    ---------    ---------    ---------
Income from Continuing Operations
 Before Discontinued Operations,
 and Extraordinary Items ........       3,357       (2,878)       4,794        5,469        2,701



Discontinued Operations (c) .....        --           --           (750)        (324)        (109)
Extraordinary Items (d) .........        --           --         (1,348)        --           (264)
                                    ---------    ---------    ---------    ---------    ---------
Net Income (Loss) ...............   $   3,357    ($  2,878)   $   2,696    $   5,145    $   2,328
                                    =========    =========    =========    =========    =========

Per Common Share (e)



 Income (Loss) from Continuing
 Operations Before Discontinued
 Operations and Extraordinary
 Items:
   Basic ......................   $      2.37         (2.03)          3.45          3.96       2.03
   Diluted ....................   $      2.37         (2.03)          3.41          3.89       1.95
 Net Income (Loss):
   Basic ......................   $      2.37         (2.03)          1.94          3.73       1.75
   Diluted ....................   $      2.37         (2.03)          1.92          3.66       1.72
Cash, Securities and Short-Term
 Investments ..................   $    29,120   $    34,542    $    36,102   $    27,353   $ 31,521


Total Assets ..................       480,000       423,638        392,620       302,439    185,910
Long-Term Debt ................       246,000       242,776        219,579       138,029     62,745
Shareholders' Equity(f) .......   $    39,793   $    36,451    $    38,923   $    35,512   $ 30,531

Notes:
(a) Includes results of Station WOI-TV from March 1, 1994, the Brown Bridge Division (name changed to Spinnaker Coating in 1998) from September 19, 1994, Haviland Telephone Company from September 26, 1994, Central Products Company from October 4, 1995, Dunkirk and Fredonia Telephone Company from November 26,1996, Transit Homes of America from December 30, 1996, Upper Peninsula Telephone Company from March 18, 1997, S.D. Warren (name changed to Spinnaker Coating-Maine, Inc.) from March 17, 1998, and tesa tape, inc. from July 31, 1998.
(b) Operating Profit is sales and revenues less operating expenses, which excludes investment income, interest expense, share of operations of affiliated companies, minority interests and taxes.
(c)      Discontinued operations of Lynch Tri-Can International.
(d) Loss on repurchase or redemption of Company's 8% convertible subordinated debentures in 1994 and early extinguishment of debt at Spinnaker in 1996.
(e) Based on weighted average number of common shares outstanding - restated to conform to SFAS #128 in 1996 and prior years.
(f) No cash dividends have been declared over the period. In 1997, for each share of Lynch Common Stock, our shareholders received one share of East/West Communications, Inc., an F-Block PCS licensee with licenses covering a population of 20 million. These shares have a net book value to Lynch of $0.12 per share.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-----------------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS
            -----------------------------------

RESULTS OF OPERATIONS
---------------------

YEAR 1998 COMPARED TO 1997
--------------------------

     Revenues increased to $514.5 million in 1998 from $467.5 million in 1997, a 10% increase. Acquisitions made during 1998 by Spinnaker Industries, Inc. were the most significant contributors to this increase. In the multimedia segment, revenues increased by $6.7 million, or 14% from the previous year, partially due to the acquisition of Upper Peninsula Telephone Company in which control was acquired on March 18, 1997, the remainder primarily coming from growth in regulated and deregulated revenues. In addition, 1998 results include management service income of $1.0 million related to compensation for bidding and administrative services provided in certain PCS auctions. At The Morgan Group, Inc., revenues increased by $4.3 million, or 3% due to gains in Specialized Transport. In the manufacturing segment, revenues increased by $36.0 million, or 13%. On March 17, 1998, Spinnaker acquired the adhesive-backed label stock division of S.D. Warren. This operation contributed $47.0 million to Spinnaker's revenue increase. On July 31, 1998, Spinnaker acquired tesa tape, inc. pressure -sensitive electrical tape line and manufacturing plant. This purchase contributed $4.2 million to Spinnaker's revenue increase. The remaining Spinnaker operations, Central Products and Spinnaker Coating, Inc. (Ohio) reported small revenue decreases during 1998 as a result of higher unit volume, but at overall lower prices. Lynch Systems' revenues decreased by $13 million from 1997 to 1998 due to lack of order activity for CRT glass press machines. During 1998 and early 1999, Lynch Systems added several new consumer glass press machines to its product offerings and expects to be less dependent on orders for CRT glass press machines in the future.

     Earnings before interest, taxes, depreciation and amortization (EBITDA) increased to $49.5 million in 1998 from $45.8 million in 1997, a $3.7 million, or an 8% increase. EBITDA for the telecommunications segment, which for 1998 represented 58% of EBITDA, increased by $4.8 million, or 20%, from 1997 to 1998. $1.4 million of this increase was due to the acquisition of Upper Peninsula Telephone Company. The remaining increase was due to growth in regulated and deregulated operations. EBITDA at The Morgan Group, Inc. which represents 7% of EBITDA increased by $1.1 million, or 55% from 1997's EBITDA primarily due to the absence of special charges in 1998, special charges were $0.6 million in 1997. EBITDA for the manufacturing group, which represents 38% of EBITDA in 1998, decreased by $2.3 million due to decreases in EBITDA at Spinnaker Coating, Inc.
(Ohio), Central Products Company and Lynch Systems, Inc., which were not entirely offset by the additional EBITDA as a result of the acquisition of the adhesive-backed division of S.D. Warren, which contributed $5.6 million in EBITDA in 1998. Of note, the acquisition of the electrical tape division of tesa tape, inc. was essentially flat from an EBITDA perspective in 1998. Lower prices plus higher manufacturing cost associated with increased volume caused the reduced EBITDA at Spinnaker Coating and Central Products. Lynch Systems' negative EBITDA variance of $3.4 million was due to significant decreases in orders.

     Operating profits for 1998 were $24.0 million, down from $24.8 million in 1997. The telecommunications segment's operating profits grew $3.9 million due to the inclusion of Upper Peninsula Telephone Company for the full year and revenue growth. Operating profits in the services segment increased by $1.0 million, or 98%, due to the absence of special charges. Operating profits in the manufacturing sector fell by $5.8 million due to the $2.3 million EBITDA decline, depreciation and amortization associated with the S.D. Warren and tesa tape acquisitions of $1.7 million and $0.3 million, respectively, and increased depreciation from capital expenditures at Central Products made in previous years.

     Effective September 30, 1998, the Company amended its SAR (stock appreciation rights) Program so that the SARs become exercisable only in the event the price for the Company's shares double from the SAR grant price within five years from the original issuance. The grant prices of the 42,700 SARs currently outstanding range from $63.03 to $84.63. On December 31, 1998, the closing price of the Company's common shares in trading on the American Stock Exchange was $70.50. This amendment eliminated the recording of the profit and loss effect from changes in the market price in the Company's common stock until it is probable that the SARs will become exercisable. During 1997, the Company recorded $0.4 million SAR expense and in 1998, prior to the amendment of the program, $0.2 million in SAR income.

     Investment income was approximately $2.0 million both in 1998 and 1997.

     Interest expense increased by $4.2 million in 1998 when compared to 1997. The increase is due primarily to the effect of financing the two Spinnaker acquisitions.

     On July 31, 1998, Spinnaker Industries, Inc. completed the acquisition of the electrical tape division of tesa tape, inc. A portion of the purchase price was satisfied by the issuance of 200,000 shares, subject to certain adjustments, of Spinnaker's Class A common stock. As a result of this issuance, the Company recorded a gain on sale of subsidiary stock of $2.1 million, or $1.2 million ($0.87 per share) after tax.

     As of  December  9,  1998,  WNM  Communications,  Inc.  a  Lynch  Telephone
Corporation subsidiary, sold the assets of its direct broadcast satellite business serving portions of New Mexico for approximately $3.1 million. As a result of the transaction, a pre-tax gain on the sale of the assets of approximately $2.7 million was recognized and classified as gain on sale of subsidiary stock and other operating assets in the consolidated statement of operations.

     In 1997, Lynch recorded a write-off of 30% of the investment in, loans to, and deferred costs associated with its subsidiary's 49.9% equity ownership in Fortunet Communications, L.P. ("Fortunet"), a partnership formed to acquire, construct and operate licenses for the provision of personal communications services in the so-called C-Block. Such write-off amounted to $7.0 million, or $4.6 million after tax benefit (see discussion below). No such write-off occurred in 1998. Lynch will continue to evaluate the realizability of its investment in Fortunet and anticipates that the final results of the FCC reauction of PCS licenses which began on March 23, 1999, could have a significant impact on this evaluation.

     The 1998 tax provision of $1.4 million, includes federal, state and local taxes and represents an effective rate of 40.8% versus 21.4% effective tax benefit rate in 1997. The difference in the effective rates is primarily due to the effects of the amortization of goodwill and losses of subsidiaries.

     During 1998, minority interest was income of $1.3 million versus $0.3 million expense in 1997. The variance was primarily associated with additional losses recorded by Spinnaker (61% owned subsidiary by the Company at December 31, 1998) during 1998.

YEAR 1997 COMPARED TO 1996
--------------------------

     Revenues increased to $467.5 million in 1997 from $451.9 million in 1996, a 4% increase. Acquisitions made during late 1996 and early 1997 in the multimedia and service segments were the most significant contributors to this increase. In the multimedia segment, revenues increased by $19.3 million to $47.9 million from $28.6 million in the previous year. Dunkirk and Fredonia Telephone Company, which was acquired on November 26, 1996, contributed $10.3 million compared to $0.9 million in 1996. Upper Peninsula Telephone Company, control of which was acquired on March 18, 1997, contributed $7.2 million to this segment's revenue increase. In the services segment, revenues of $21.2 million resulting from the acquisition of Transit Homes of America, Inc. on December 31, 1996, offset by lower "Truckaway" revenues, was the primary contributor to the revenue increase at The Morgan Group, Inc. In the manufacturing segment, revenues decreased by $17.6 million reflecting order short-fall at Lynch Systems, Inc. (formerly Lynch Machinery, Inc) of $7.4 million; revenue short-fall at all three units of Spinnaker of $14.5 million; and partially offset by improved revenues at M-tron of $4.4 million.

     Earnings before interest, taxes, depreciation and amortization (EBITDA) increased to $45.8 million in 1997 from $33.9 million in 1996, an $11.9 million, or a 35% increase. Operating segment EBITDA (prior to corporate management fees and expenses) grew to $47.4 million from $36.3 million, a 31% increase. The manufacturing segment represented 46% of EBITDA, or $21.2 million, a decrease of $1.6 million versus 1996. While all of the other components of the manufacturing segment had increases, they were more than offset by lower EBITDA at Lynch Systems of $3.2 million when compared to 1996 results due to lower sales volume of the extra-large glass presses. The services segment had EBITDA of $2.1 million versus negative EBITDA of ($1.8) million in 1996 predominately due to special charges recorded at Morgan of $3.5 million in 1996 and $0.6 million in 1997. The multimedia segment contributed $24.1 million, or 52.7% of total EBITDA versus $15.3 million in 1996 due the effects of the acquisition of Dunkirk & Fredonia Telephone Company and Upper Peninsula Telephone Company.

     Operating profits for 1997 were $24.8 million, an increase of $7.8 million, or 46.3%, versus 1996. Operating profits in the services segment increased by $4.3 million due to the same factors impacting EBITDA. There were also increases in the multimedia and corporate segments operating profits of $5.2 million and $0.9 million offset by a decline in the manufacturing segment of $2.5 million.

     Investment income decreased by $0.2 million to $2.0 million in 1997 versus 1996. The decrease was related to lower dollar investments generating current income.

     Interest expense increased by $6.5 million in 1997 when compared to 1996. The increase is due primarily to the full year effect of financing the acquisitions of Dunkirk and Fredonia Telephone Company, the acquisition of Upper Peninsula Telephone Company and the Subordinated Notes issued by Spinnaker in October 1996.

     In 1997, Lynch provided a reserve of 30% of the investment in, loans to, and deferred costs associated with its subsidiary's 49.9% equity ownership in Fortunet Communications, L.P. ("Fortunet"), a partnership formed to acquire, construct and operate licenses for the provision of personal communications services ("PCS") in the so-called C-Block Auction. Such write-off amounted to $7.0 million, or $4.6 million after tax benefit.

     In May 1996, the FCC concluded the C Block Auction for 30-megahertz of broadband spectrum across the United States to be used for PCS. PCS is the second generation of low-cost digital wireless service utilized for voice, video and data devices. In the C-Block Auction, certain qualified small businesses were afforded bidding credits as well as access to long-term government financing for a substantial portion of the cost of the licenses acquired.

     As a result of this auction, Fortunet acquired 31 licenses in 17 states covering a population ("POP") of 7.0 million. The total cost of these licenses was $216 million, or $30.76 per POP, after the 25% bidding credit. The U.S. Government lent licensees 90% of the net cost of the licenses. Events during and subsequent to the auction, as well as other externally driven technologies and market forces, have made financing of the Government installment debt and the development of these licenses through the capital markets much more difficult than previously anticipated.

     Fortunet, as well as many of the license holders from this auction, has petitioned the FCC for relief in terms of (1) resetting the interest rate to the appropriate rate at the time; (2) further reducing or delaying the required debt payments in order to afford better access to capital markets; and (3) relaxing the restrictions with regard to ownership structure and alternative arrangements in order to afford these small businesses the opportunity to more realistically restructure and build-out their systems. The response from the FCC which was announced on September 26, 1997, and modified on March 26,1998, afforded license holders a choice of four options, one of which was the resumption of current debt payments which had been suspended earlier this year. The ramifications of choosing the other three courses of action could result in Fortunet ultimately forfeiting either 30%, 50%, or 100% of its current investment in these licenses.

     On July 8, 1998, Fortunet returned 28 of the 31 licenses it was awarded and returned half of the spectrum of the remaining three licenses. Fortunet currently is the licensee for 15 MHZ of spectrum in three Florida markets:
Tallahassee, Panama City, and Ocala covering approximately 785,000 POPs at a cost of $20.09 per 15 MHZ POP (equal to $40.18 per 30 MHZ POP). It used the down payment from the licenses returned, after deducting the 30% forfeited, to repay all remaining Government debt. No further write-offs have been recorded as a result of this restructure.

     The 1997 tax benefit of $0.7 million, includes federal, state and local taxes and represents an effective rate of 21.4% versus the 40.8% effective tax rate in 1996. The difference in the effective rates is primarily due to the effects of state income taxes and the amortization of goodwill.

FINANCIAL CONDITION
-------------------

     As of December 31, 1998, the Company had current assets of $162.6 million and current liabilities of $143.8 million. Working capital was therefore $18.8 million as compared to $60.5 million at December 31, 1997. The decrease was primarily due to the two acquisitions at Spinnaker which were financed, to a large extent, through the use of Spinnaker's working capital line of credit which expires 2001 but is classified as a short term facility.

     Capital expenditures were $19.8 million in 1998 and $21.8 million in 1997. Overall 1999 capital expenditures are expected to be approximately $5.0 million above the 1998 level due to additional expenditures for the Company's Kansas Telephone operation.

     At December 31, 1998, total debt was $318.4 million, which was $37.3 million more than the $281.1 million at the end of 1997, primarily due to the two acquisitions at Spinnaker during 1998. Debt at year end 1998 included $234.8 million of fixed interest rate debt, at an average interest rate of 9.0% and $83.6 million of variable interest rate debt at an average interest rate of 8.0%. Additionally, the Company had $26.1 million in unused lines of credit at December 31, 1998, of which $8.2 million was attributed to Spinnaker, and $8.7 million of which was attributable to Morgan. As of December 31, 1998, the Parent Company borrowed $15.2 million under two short-term line of credit facilities with maximum availability totaling $20.0 million. These short-term lines of credit expire on June 30, 1999 ($10.0 million) and December 29, 1999 ($10.0 million). Management anticipates that these lines will be renewed when they expire but there is no assurance that they will be.

     Backlog in the manufactured products segment at December 31, 1998 was $12 million versus $30.9 million at the end of 1997. Included in the backlog at December 31, 1997 was a $16 million glass press order at Lynch Systems from an international customer. The customer subsequently canceled this order. The purchase order associated with this order contained a cancellation provision pursuant to which the customer paid Lynch Systems $2.4 million which can be used by the customer as a discount for future orders. Aside from the cancellation at Lynch Systems referred to above, backlog decreased by $2.7 million primarily due to a decrease in orders at M-tron.

     Since 1987, the Board of Directors of Lynch has authorized the repurchase of 300,000 common shares. At December 31, 1998, Lynch's remaining authorization is to repurchase an additional 69,000 shares of common stock. No shares of stock have been purchased since April 1993.

     On February 22, 1999, The Morgan Group, Inc. filed a Schedule 13E4, that invites its shareholders to tender up to 100,000 shares of Class A common stock, to Morgan at prices not less than $8.50 nor greater than $10.00 per share. The tender offer expired March 19, 1999, whereby Morgan purchased 103,000 shares at $9 per share. Lynch has decided not to tender any shares in response to this offer.

     The Board of Directors has adopted a policy not to pay cash dividends and such policy is reviewed annually. This policy takes into account the long term growth objectives of the Company, especially its acquisition program, shareholders' desire for capital appreciation of their holdings and the current tax law disincentives for corporate dividend distributions. Accordingly, no cash dividends have been paid since January 30, 1989 and none are expected to be paid in 1999.

     Lynch Corporation maintains an active acquisition program and generally finances each acquisition with a significant component of debt. This acquisition debt contains restrictions on the amount of readily available funds that can be transferred to the Parent Company from its subsidiaries. As the result of acquisitions, Lynch consolidated, Spinnaker and certain acquisition subsidiaries have relatively high debt to equity ratios. For Lynch consolidated, total debt to shareholder equity was 8 to 1, and for Spinnaker, consolidated total debt to shareholder equity was 22 to 1.

     The Company has been pursuing segmentation of its businesses, through a "spin-off" of its multimedia and services operations. A spin-off could improve management focus, facilitate and enhance financings and set the stage for future growth, including acquisitions. A split could also help surface the underlying values of the company as the different business segments appeal to differing "value" and "growth" cultures in the investment community. There are a number of matters to be examined in connection with a spin-off, including tax consequences, and there is no assurance that such a spin-off will be effected.

     The Company has a significant need for resources to fund the operations of the holding company and fund future growth. Lynch is currently considering various alternative long and short-term financing arrangements. One such alternative could be to sell a portion or all of certain investments in operating entities either directly or through an exchangeable debt instrument. Additional debt and/or equity financing vehicles at corporate and/or subsidiaries are also being considered. While management expects to obtain adequate financing resources to enable the company to meet its obligations, there is no assurance that such can be readily obtained or at reasonable costs.

     The Company has recently initiated two programs which may effect future operations and cash flow.

     a. Cost Cutting - The Company is taking a three step approach to cutting costs. First is a review to eliminate certain centralized overhead costs. Second, a review of the Company's overall financial costs is being undertaken with an objective of achieving savings from refinancing and restructuring certain debt instruments. Third, the Company's operating entities will take advantage of cost savings opportunities without sacrificing quality of service.

     b. Harvesting - The second program is a concentrated effort to monetize the Company's assets, including selling a portion or all of certain investments in Company's operating entities. These may include Company's minority interest in network affiliated television stations and certain telephone operations where competitive local exchange carrier opportunities are not readily apparent. Company's approximately 61% owned subsidiary, Spinnaker, has retained Schroder & Co., Inc. to seek strategic alternatives, including a possible sale of all or a portion of its business, merger or other combination of Spinnaker and/or its subsidiaries. There is no assurance that all or any part of this program can be effected on acceptable terms.

YEAR 2000
---------

     The Company has initiated a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing and conducting an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs or programs utilized by vendors to the Company that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculation. The Company's Year 2000 review is being performed primarily by internal staff, and in certain operations is supplemented by outside consultants. The principal Information Technology ("IT") systems that may be impacted by the Year 2000 for the Company's telecommunications operations are central office switching, billing and accounting. The principal IT systems for the Morgan Group are order entry dispatch and accounting. The principal IT systems for the Company's manufacturing companies are sales order entry, shop floor control, inventory control and accounting. The Year 2000 may also impact various non-IT systems, including among other things security systems, HVAC, elevator systems, and communications systems. In addition, each of the Company's businesses may be impacted by the Year 2000 readiness of third party vendors/suppliers.

     Due to the integral nature of switching equipment and billing software to their operations, the telecommunications businesses are most effected by the Year 2000 issue. The majority of the telephone companies' switching and billing software is Year 2000 compliant, with the remaining expected to be compliant by the third quarter of 1999. The telecommunications businesses rely on switching equipment and software provided by third party vendors. It is the Company's understanding that the vendors have completed testing of the software and that no additional action by the Company will be required after installation. The telecommunications businesses periodically upgrade switching software in order to remain current with respect to service features. The upgrades provided other enhanced service features as well as included Year 2000 readiness and have been capitalized. Other remediation costs, including internal costs have been charged to expense as incurred. The total cost of Year 2000 remediation for the telecommunications businesses is estimated to be approximately $0.9 million, of which approximately $0.4 million has been spent to date. The telecommunications businesses have not developed a contingency plan and are in the process of determining the needs for such a plan.

     The Morgan Group, Inc. is in the process of remediating the Year 2000 issue, primarily through the replacement of a significant portion of its operating software. Implementation is expected to be completed by July 1999, with final testing completed by September 1999. The total cost of Year 2000 remediation is estimated to be approximately $0.4 million, of which approximately $0.1 million has been spent to date. Costs specifically associated with modifying internal use software are charged to expense as incurred. At this time, The Morgan Group has not developed a comprehensive contingency plan.

     The assessment phase for the Company's manufacturing businesses is approximately 80% complete. Based upon its identification and assessment efforts to date, the Company has determined that certain of its computer and software used in manufacturing and accounting systems require replacement or modification. Such replacements and modifications are ongoing and estimated to be 60% complete. The Company expects the assessment phase to be completed by June 1999, with testing and remediation complete by September 1999. The total cost of Year 2000 remediation for the manufacturing businesses is estimated to be approximately $0.6 million, of which approximately $0.1 million has been spent to date. A comprehensive contingency plan has not been completed at this time.

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

MARKET RISK
-----------

     The Company is exposed to market risk relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amounts of interest earned on the Company's cash equivalents and short-term investments (approximately $29.1 million at December 31, 1998). The Company generally finances the debt portion of the acquisition of long-term assets with fixed rate, long-term debt. The Company generally maintains the majority of its debt as fixed rate in nature either by borrowing on a fixed long-term basis or, on a limited basis, entering into interest rate swap agreements. The Company does not use derivative financial instruments for trading or speculative purposes. Management does not foresee any significant changes in the strategies used to manage interest rate risk in the near future, although the strategies may be reevaluated as market conditions dictate.

     At December 31, 1998, approximately $83.6 million, or 26% of the Company's long-term debt and notes payable bears interest at variable rates. Accordingly, the Company's earnings and cash flows are affected by changes in interest rates. Assuming the current level of borrowings for variable rate debt and assuming a one percentage point change in the 1998 average interest rate under these borrowings, it is estimated that the Company's 1998 interest expense would have changed by $0.8 million. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------------------------------------------------------------------

     The information required by this Item 7A is included under the caption "Market Risk" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

         See Item 14(a).


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
--------------------------------------------------------------------
          AND FINANCIAL DISCLOSURE
          ------------------------

     On August 25, 1997, Registrant's majority-owned subsidiary Spinnaker Industries, Inc. ("Spinnaker") dismissed Deloitte & Touche LLP, independent accountants ("DT"), as the principal accountant for Central Products Company, a wholly owned subsidiary of Spinnaker ("Central Products"), and expanded the auditing responsibility of Registrant's and Spinnaker's principal accountants, Ernst & Young LLP ("EY"), to include Central Products operations. EY has served as the Registrant's and Spinnaker's principal independent accountant since at least 1988. EY referred to DT's audits of Central Products' financial statements as of December 31, 1996 and for the year ended December 31, 1996, in its reports regarding its audits of the financial statements of Registrant and Spinnaker.

     Spinnaker's Audit Committee, with the knowledge of Registrant's Audit Committee, recommended the foregoing change in accountants to Spinnaker's Board of Directors, who approved such action on August 12, 1997. The Spinnaker Audit Committee's recommendation was based upon its desire to consolidate its annual audit process under one independent accounting firm.

     The reports of DT on Central Products' financial statements for the year ended December 31, 1996, have not contained an adverse opinion or a disclaimer of an opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with DT or any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the period and in the subsequent interim periods, which, if they had not been resolved to the satisfaction of DT, would have caused it to make reference to such disagreement in its report on Central Products' financial statements. Spinnaker filed a Form 8-K dated August 25, 1997, with respect to such change.

                                    PART III
                                    --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     The information required by this Item 10 is included under the caption "Executive Officers of the Registrant" in Item 1 hereof and included under the captions "Election of Directors" and "Section 16(a) Reporting" in Registrant's Proxy Statement for its Annual Meeting of Shareholders for 1999, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     The information required by this Item 11 is included under the captions "Compensation of Directors," "Executive Compensation," "Executive Compensation and Benefits Committee Report on Executive Compensation" and "Performance Graph" in Registrant's Proxy Statement for its Annual Meeting of Shareholders for 1999, which information is incorporated herein by reference. The Performance Graph in the Proxy Statement shows that Registrant's Common Stock underperformed the American Stock Exchange Market Value Index and a combined peer group index (telephone communications, except radio telephone operations; converted paper and paperboard; and trucking except local) in 1998 and out performed said indices through 1994, 1995, 1996, and 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The information required by this Item 12 is included under the caption "Security Ownership of Certain Beneficial Owners and Management," in the Registrant's Proxy Statement for its Annual Meeting of Shareholders for 1999, which information is included herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this Item 13 is included under the caption "Executive Compensation", and "Transactions with Certain Affiliated Persons" in the Registrant's Proxy Statement for its Annual Meeting of Shareholders for 1998, which information is included herein by reference.


                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a) The following documents are filed as part of this Form 10-K Annual Report:

   (1)  Financial Statements:

     The Report of Independent Auditors and the following Consolidated Financial Statements of the Company are included herein:

         Consolidated Balance Sheets - December 31, 1998 and 1997

         Consolidated Statements of Operations - Years ended December 31, 1998, 1997, and 1996

         Consolidated Statements of Shareholders' Equity - Years ended December 31, 1998, 1997, and 1996

         Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1997, and 1996

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

         See Page 2 above re Forward Looking Information.


(3) Exhibits: See the Exhibit Index on pages 75-81 of this Form 10-K Annual Report. The following Exhibits listed in the Exhibit Index are filed with this Form 10-K Annual Report:

10(u)(iv) -    Letter  Agreement  dated as of December 16, 1998 between Rivgam
               Communicators,  L.L.C.  and Lynch PCS Corporation G.

10(c)(c) -     Letter Agreement dated November 11, 1998 between Registrant and
               Gabelli & Company, Inc.

21      -      Subsidiaries of the Registrant

23      -      Consents of Independent Auditors
                    -      Ernst & Young LLP
                    -      McGladrey & Pullen, LLP(2)
                    -      Deloitte & Touche LLP
                    -      Johnson Mackowiak Moore & Myott, LLP
                    -      Frederick & Warriner, L.L.C.

24      -      Powers of Attorney

27      -      Financial Data Schedule

99      -      Report of Independent Auditors.
               -        Report of McGladrey & Pullen, LLP on the  Financial
                        statements of Capital Communications Corporation for the year ended December 31, 1996.
               -        Report of McGladrey & Pullen, LLP on the Financial
                        Statements of Coronet Communications Corporation for the year ended December 31, 1996.

               - Report of Deloitte & Touche LLP on the Financial Statements of Central Products Company for the year ended December 31, 1996.
               - Report of Johnson Mackowiak Moore & Myott, LLP on the Consolidated financial statements of Dunkirk & Fredonia Telephone Company for the period November
                         21, 1996 through December 31, 1996.
               - Report of Frederick & Warinner, L.L.C. on the Financial Statements of CLR Video, Inc. for the year ended December 31, 1996.

(b) Reports on Form 8-K: None were filed since September 30, 1998

(d)      Exhibits:

         Exhibits are listed in response to Item 14(a)(3)

(e)      Financial Statement Schedules:

         Financial Statement Schedules are listed in response to Item 14(a)(2)

                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Lynch Corporation

We  have  audited  the  accompanying   consolidated   balance  sheets  of  Lynch
Corporation and subsidiaries ("Lynch Corporation" or the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the 1996 financial statements of Central Products Company, a wholly-owned subsidiary of Spinnaker Industries, Inc. (a 73% owned subsidiary of Lynch Manufacturing as of December 31, 1996, a wholly-owned subsidiary of Lynch Corporation), which statements reflect total revenues of $126,383,000 for the year ended December 31, 1996, the 1996 financial statements of Dunkirk and Fredonia Telephone Company, a wholly-owned subsidiary of DFT Communications, Inc. (formerly Lynch Telephone VIII, a wholly-owned subsidiary of Lynch Corporation) which statements reflect total revenues of $575,000 for the two month period ended December 31, 1996, the 1996 financial statements of CLR Video, L.L.C., a wholly-owned subsidiary of Lynch Multimedia ( a wholly-owned subsidiary of Lynch Corporation) which statements reflect total revenues of $1,399,000 for the year ended December 31, 1996, and the 1996 financial statements of Coronet Communications Company and of Capital Communications Company, Inc. (corporations in which the Company has a 20% and 49% interest, respectively). Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for Central Products Company in 1996, Dunkirk and Fredonia in 1996, CLR Video, L.L.C. in 1996, Coronet Communications Company and Capital Communications Company, Inc. in 1996, is based solely on the reports of other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lynch Corporation and subsidiaries at December 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits, and the reports of other auditors, the related financial statements schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.



                                                       /s/ ERNST & YOUNG LLP
Stamford, Connecticut
March 26, 1999

                       Lynch Corporation and Subsidiaries
                           Consolidated Balance Sheets
                           ---------------------------

                                                              December 31
                                                           1998          1997
                                                           -----         ----
                                                              (In Thousands)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..........................   $  28,153    $  33,557
  Marketable securities and short-term investments ...         967          985
  Trade accounts receivable, less allowances of $1,305
  and $1,448 in 1998 and 1997, respectively ..........      58,988       54,480
  Inventories ........................................      46,563       35,685
  Deferred income taxes ..............................      15,979       17,993
  Other current assets ...............................      11,972       10,059
                                                            ------       ------
TOTAL CURRENT ASSETS .................................     162,622      152,759

PROPERTY, PLANT AND EQUIPMENT:
  Land ...............................................       2,054        1,742
  Buildings and improvements .........................      30,248       25,272
  Machinery and equipment ............................     232,152      190,579
                                                           -------      -------
                                                           264,454      217,593
  Accumulated depreciation ...........................     (77,930)     (60,064)
                                                           -------      -------
                                                           186,524      157,529

EXCESS OF COST OVER FAIR VALUE
  OF NET ASSETS ACQUIRED, NET ........................      91,520       73,257

INVESTMENTS IN AND ADVANCES TO PCS ENTITIES ..........      23,360       25,448

OTHER ASSETS .........................................      15,974       14,645
                                                            ------       ------

TOTAL ASSETS .........................................   $ 480,000    $ 423,638
                                                         =========    =========

See accompanying notes.

                                                                December 31
                                                             1998         1997
                                                            ------       ------
                                                              (In Thousands)

   Liabilities and shareholders' equity

   CURRENT LIABILITIES:
   Notes payable to banks ............................   $  61,723    $  29,021
   Trade accounts payable ............................      36,561       21,381
   Accrued interest payable ..........................       3,464          886
   Accrued liabilities ...............................      27,038       29,417
   Customer advances .................................       4,402        2,249
   Current maturities of long-term debt ..............      10,666        9,302
                                                            ------        -----
 TOTAL CURRENT LIABILITIES ...........................     143,854       92,256



 LONG-TERM DEBT ......................................     246,000      242,776
 DEFERRED INCOME TAXES ...............................      26,560       33,764
 MINORITY INTERESTS ..................................      14,526       13,839
 OTHER LONG-TERM LIABILITIES .........................       9,267        4,552


 SHAREHOLDERS' EQUITY:
   Common Stock, no par or stated value:
      Authorized 10 million shares, issued 1,471,191
     shares and outstanding  of 1,418,248 and
     1,417,048 shares ................................       5,139        5,139
   Additional paid-in capital ........................       8,554        8,644
   Retained earnings .................................      26,771       23,414
   Accumulated other comprehensive income ............          59         --
   Treasury stock of 52,943 and 54,143 shares, at cost        (730)        (746)
                                                            ------       ------
 TOTAL SHAREHOLDERS' EQUITY ..........................      39,793       36,451
                                                            ------       ------

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..........   $ 480,000    $ 423,638
                                                         =========    =========



See accompanying notes.

                       Lynch Corporation and Subsidiaries

                      Consolidated Statements of Operations
                      -------------------------------------
                (Dollars In Thousands, Except per Share Amounts)


                                                                 Year ended December 31
                                                           1998          1997           1996
                                                       -----------    -----------    -----------
   SALES AND REVENUES:
     Multimedia ....................................   $    54,622    $    47,908    $    28,608
     Services ......................................       150,454        146,154        132,208
     Manufacturing .................................       309,450        273,474        291,064
                                                       -----------    -----------    -----------
                                                           514,526        467,536        451,880
                                                       -----------    -----------    -----------
   COSTS AND EXPENSES:
     Multimedia ....................................        38,176         35,363         21,435
     Services ......................................       138,193        135,431        127,236
     Manufacturing .................................       268,376        227,621        241,683
     Selling and administrative ....................        45,761         44,334         44,586
                                                       -----------    -----------    -----------
   OPERATING PROFIT ................................        24,020         24,787         16,940
                                                       -----------    -----------    ------------
   Other income (expense):
     Investment income .............................         2,064          2,048          2,203
     Interest expense ..............................       (27,722)       (23,461)       (17,011)
     Equity in earnings of affiliated companies ....           317            154            119
     Reserve for impairment of investment in
       PCS license holders .........................          --           (7,024)          --
     Gain on sales of subsidiary stock and
       other operating assets ......................         4,778            169          5,146
                                                        ----------     ----------     ----------
                                                           (20,563)       (28,114)        (9,543)
                                                        ----------     ----------     ----------
   INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES, MINORITY INTERESTS, DISCONTINUED
   OPERATIONS AND EXTRAORDINARY ITEM ...............         3,457         (3,327)         7,397
   Benefit (provision) for income taxes ............        (1,412)           713         (3,021)
   Minority interests ..............................         1,312           (264)           418
                                                        ----------      ---------      ---------
   INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
   DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEM ..         3,357         (2,878)         4,794

   Discontinued operations:
     Loss from operations of Lynch Tri-Can
     International (less applicable income taxes of
     $149 and minority interest effects of $29) ....          --             --             (263)
     Loss on disposal of Lynch Tri-Can International
     (less applicable income taxes of $167 and
     minority interest effect of $54) ..............          --             --             (487)
                                                       -----------    -----------    -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM ............         3,357         (2,878)         4,044

   Loss on early extinguishment of debt, net of
   income tax benefit of $953 and minority
   interest effect of $495 .........................          --             --           (1,348)
                                                       -----------    -----------    -----------
   NET INCOME (LOSS) ...............................   $     3,357    $    (2,878)   $     2,696
                                                       ===========    ===========    ===========


   Weighted average shares outstanding .............     1,418,000      1,415,000      1,388,000

   Basic earnings per share:
     Income (loss) from continuing operations before
     discontinued operations and extraordinary item    $      2.37    $     (2.03)   $      3.45
     Loss from discontinued operations .............          --             --             (.54)
     Extraordinary loss ............................          --             --             (.97)
                                                       -----------    -----------    -----------
   NET INCOME (LOSS) ...............................   $      2.37    $     (2.03)   $      1.94
                                                       ===========    ===========    ===========
   Diluted earnings per share:
     Income (loss) from continuing operations before
     discontinued operations and extraordinary item    $      2.37    $     (2.03)   $      3.41
     Loss from discontinued operations .............          --             --             (.53)
     Extraordinary loss ............................          --             --             (.96)
                                                       -----------    -----------    -----------
   NET INCOME (LOSS) ...............................   $      2.37    $     (2.03)   $      1.92
                                                       ===========    ===========    ===========

See accompanying notes.

                       Lynch Corporation and Subsidiaries

                 Consolidated Statements of Shareholders' Equity
                 -----------------------------------------------



                                                                                 Accumulated
                                                                                    Other
                                  Common                 Additional               Comprehen-
                                   Stock       Common     Paid-in     Retained       sive      Treasury
                                Outstanding    Stock      Capital     Earnings      Income       Stock       Total
                               ------------- ---------- ------------ ------------------------------------ ------------
                                                                (Dollars In Thousands)

Balance at December 31, 1995    1,378,663   $   5,139   $   7,873    $  23,776         --     $  (1,276)   $  35,512
   Issuance of treasury stock      12,371        --           584         --           --           171          755
   Capital transactions of
     The Morgan Group Inc. ..        --          --           (40)        --           --          --            (40)
   Net income for the year ..        --          --          --          2,696         --          --          2,696
                                --------    --------    ---------    ---------   ----------   ----------   ---------
Balance at December 31, 1996    1,391,034       5,139       8,417       26,472         --        (1,105)      38,923
   Capital transactions of
     The Morgan Group, Inc. .        --          --           (86)        --           --          --            (86)
   Issuance of treasury stock      26,014        --           313         --           --           359          672
   Dividend of East/West
     Communications, Inc. ...        --          --          --           (180)        --          --           (180)
   Net loss for the year ....        --          --          --         (2,878)        --          --         (2,878)
                                --------    ---------   ---------    ---------   ---------    ---------    ----------
Balance at December 31, 1997    1,417,048       5,139       8,644       23,414         --          (746)      36,451
 Issuance of treasury stock .       1,200        --            74         --           --            16           90
 Capital transactions of The
  Morgan Group, Inc. ........        --          --          (164)        --           --          --           (164)
 Net income for the year ....        --          --          --          3,357         --          --          3,357
 Other comprehensive income,
  net of tax
 Unrealized gains on
  securities, net of
  reclassification adjustment        --          --          --           --             59        --             59
                                                                                         --                ---------
 Other comprehensive income .        --          --          --           --             --        --             59
                                                                                                           ---------
 Comprehensive income .......        --          --          --           --             --        --          3,416
                                ---------   ---------   ---------   ----------    ---------   ---------    ---------
Balance at December 31, 1998    1,418,248   $   5,139   $   8,554    $  26,771    $      59   $    (730)   $  39,793
                                =========   =========   =========    =========    =========   =========    =========


See accompanying notes.

                       Lynch Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows
                      -------------------------------------

                                                               Year ended December 31
                                                           1998        1997         1996
                                                        ---------   ---------    -----------
                                                                  (In Thousands)

   OPERATING ACTIVITIES
   Net income (loss) ...............................   $   3,357    $  (2,878)   $   2,696
   Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
       Depreciation and amortization ...............      25,453       21,045       16,981
       Amortization of deferred financing charges ..         771          632         --
       Extraordinary loss on early extinguishment of
       debt ........................................        --           --          1,348
       Net effect of purchases and sales of
         trading securities ........................          18        1,171        9,276
       Deferred income taxes .......................      (4,862)      (3,751)       2,082
       Equity in earnings of affiliated companies ..        (317)        (154)        (119)
       Minority interests ..........................      (1,312)         264         (500)
       Morgan special charge .......................        --           --          3,500
       Gain on sale of subsidiary stock and other
       operating assets ............................      (4,778)        (169)      (5,146)
       Reserve for impairment in investment in PCS
       license holders .............................        --          7,024         --
       Changes  in  operating  assets  and
        liabilities, net  of  effects  of
         acquisitions:
         Receivables ...............................          91       (1,357)         407
         Inventories ...............................         492        1,174       (3,374)
         Accounts payable and accrued liabilities ..      17,387       (1,342)       3,743
         Other .....................................      (1,295)       2,426       (1,810)
                                                          ------        -----       ------
   NET CASH PROVIDED BY OPERATING ACTIVITIES .......      35,005       24,085       29,084
                                                          ------       ------       ------

   INVESTING ACTIVITIES
   Acquisitions (total cost less debt assumed and
      cash equivalents acquired):
     Spinnaker Coating-Maine .......................     (47,933)        --           --
     Spinnaker Electrical Tape Company .............      (7,267)        --           --
     Dunkirk and Fredonia ..........................        --           --        (17,788)
     Upper Peninsula Telephone Company .............        --        (24,968)        --
     Other .........................................        --           --         (7,813)
   Investment in Personal Communications Services
     Partnerships, net .............................       2,088        1,644      (27,106)
   Capital expenditures ............................     (19,795)     (21,828)     (25,518)
   Investment in Coronet Communications Company ....        --          2,995         --
   Sale of investments in DBS operation and
     cellular partnerships .........................       2,696        8,576         --
   Other ...........................................         144          (31)      (1,597)
                                                       ---------    ---------    ---------
   NET CASH USED IN INVESTING ACTIVITIES ...........     (70,067)     (33,612)     (79,822)
                                                       ---------    ---------    ---------

   FINANCING ACTIVITIES
   Issuance of long-term debt ......................       6,989       25,027      166,358
   Payments to reduce long-term debt ...............      (9,455)     (26,634)    (101,708)
   Net borrowings, lines of credit .................      32,256        9,863        7,797
   Deferred financing costs ........................        (726)        --         (7,139)
   Sale of treasury stock ..........................          90          672          755
   Sale of minority interests ......................        --           --          3,642
   Other ...........................................         504          210         (942)
                                                       ---------    ---------    ---------
   NET CASH PROVIDED BY FINANCING ACTIVITIES .......      29,658        9,138       68,763
                                                       ---------    ---------    ---------
   Net increase (decrease) in cash and cash ........      (5,404)        (389)      18,025
   equivalents
   Cash and cash equivalents at beginning of year ..      33,557       33,946       15,921
                                                       ---------    ---------    ---------
   Cash and cash equivalents at end of year ........   $  28,153    $  33,557    $  33,946
                                                       =========    =========    =========

See accompanying notes.

1. Accounting and Reporting Policies
------------------------------------

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Lynch Corporation (the "Company" or "Lynch") and entities in which it has majority voting control. Investments in affiliates in which the Company does not have majority voting control are accounted for in accordance with the equity method. All material intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The Company has a significant need for resources to fund the operations of the holding company and fund future growth. The Company is currently considering various alternative long and short-term financing arrangements. One such alternative would be to sell a portion or all of certain investments in operating entities either directly or through an exchangeable debt instrument. Additional debt and/or equity financing vehicles are also being considered. While management expects to obtain adequate financing resources to enable the Company to meet its obligations, there is no assurance that such can be readily obtained or at reasonable costs.

Cash Equivalents
----------------

Cash equivalents consist of highly liquid investments with a maturity of less than three months when purchased.

At December 31, 1998 and 1997, assets of $21.8 and $19.9 million, which are classified as cash and cash equivalents, are invested in United States Treasury money market funds for which affiliates of the Company serve as investment managers to the respective funds.

Marketable Securities and Short-term Investments
------------------------------------------------

Marketable securities and short-term investments consist principally of U.S. Treasury obligations and common stocks. At December 31, 1998 and 1997, all marketable securities and United States Treasury money market funds classified as cash equivalents were classified as trading, with the exception of certain equity securities in 1998 and 1997 with a carrying value of $1.2 million and $1.0 million, respectively, which were classified as available-for-sale. Trading and available-for-sale securities are stated at fair value with unrealized gains or losses on trading securities included in earnings and unrealized gains or losses on available-for-sale securities included in a separate component of shareholders' equity and as a component of comprehensive income. Unrealized gains of $82,000, $169,000 and $628,000 on trading securities has been included in earnings for the year ended December 31, 1998, 1997 and 1996, respectively. During 1998, shareholders' equity was adjusted by $59,000 for unrealized gains on available-for-sale securities. There was no adjustment to shareholders' equity for the available-for-sale securities at December 31, 1997 and 1996.

The cost of marketable securities sold is determined on the specific identification method. Realized gains of $382,000, $229,000 and $102,000, and realized losses of $0, $9,000 and $112,000, are included in investment income for the years ended December 31, 1998, 1997 and 1996, respectively.

Property, Plant and Equipment
-----------------------------

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

Excess of Cost Over Fair Value of Net Assets of Companies Acquired
------------------------------------------------------------------

Excess of cost over fair value of net assets of companies acquired (goodwill) is being amortized on a straight-line basis over periods ranging from twenty to forty years. The Company periodically reviews goodwill to assess recoverability, and impairments would be recognized in operating results if a permanent diminution in value were to occur. The Company measures the potential impairment of recorded goodwill by the undiscounted value of expected future cash flows in relation to its net capital investment in the subsidiary. Based on its review, the Company does not believe that an impairment of its goodwill has occurred. Excess of cost over fair value of net assets acquired include acquisition intangibles of $91.5 million and $73.3 million, net of accumulated amortization of $15.3 million and $11.2 million, at December 31, 1998 and 1997, respectively.

Multimedia
----------

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

Services
--------

Service revenues and related estimated costs of transportation are recognized when transportation of the manufactured housing, recreational vehicle or other product is completed.

Liability insurance is maintained with a deductible amount for claims resulting from personal injury and property damage (up to $25 million per occurrence) and cargo damage (up to $1 million per occurrence). Provisions are made for the estimated liabilities for the self-insured portion of such claims as incurred.

Manufacturing
-------------

Manufacturing  revenues,  with the  exception  of  certain  long-term  contracts
discussed   below,   are   recognized   on  shipment.   The  Company   considers
concentrations of credit risk to be minimal due to its diverse customer base.

Research and Development Costs
------------------------------

Research and development costs are charged to operations as incurred. Such costs
were   $1,106,000,   $1,022,000,   and  $1,627,000  in  1998,  1997,  and  1996,
respectively.

Earnings Per Share
------------------

In 1997, the Company adopted Financial Accounting Standards Board Statement ("SFAS") No. 128, Earnings Per Share. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented in conformity with the SFAS No. 128 requirements.

Comprehensive Income
--------------------

Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new standards for the reporting and display of comprehensive income and its components. However, the adoption of SFAS No. 130 had no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. There were no items of comprehensive income in 1997 and 1996.

Segment Information
-------------------

Effective December 1998, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 superseded SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 establishes new standards for reporting information about operating segments. SFAS No. 131 requires disclosure of selected financial and descriptive information for each operating segment based on management's internal organizational decision-making structure. Additional information is required on a company-wide basis for revenues by product or service, revenues and identifiable assets by geographic location and information about significant customers. The adoption of SFAS No. 131 did not affect results of operations or financial position, but did affect the disclosure of segment information. Prior year amounts have been reclassified to conform to the requirements of SFAS No.
131. See Note 16.

Pensions and Other Post-Retirement Benefits
-------------------------------------------

In February 1998, the FASB issued SFAS No. 132, Employers Disclosures About

Pensions and Other Post-Retirement Benefits, which is an amendment to SFAS No.'s 87, 88, and 106. This SFAS revises employers' disclosures about pension and other post-retirement benefit plans. It does not change the measurement or recognition of those plans. The adoption of SFAS No. 132 in 1998 did not have a significant impact on the Company's consolidated financial statements as the Company's benefit plans are not material.

Accounting for Long-Term Contracts
----------------------------------

Lynch Systems, Inc., a 91% owned subsidiary of the Company is engaged in the manufacture and marketing of glass forming machines and specialized manufacturing machines. Certain sales contracts require an advance payment (usually 15% of the contract price) which is accounted for as a customer advance. The contractual sales prices are paid either (i) as the manufacturing process reaches specified levels of completion or (ii) based on the shipment date. Guarantees by letter of credit from a qualifying financial institution are required for most sales contracts. Because of the specialized nature of these machines and the period of time needed to complete production and shipping, Lynch Systems accounts for these contracts using the percentage-of-completion accounting method as costs are incurred. At December 31, 1998 and 1997, costs in excess of billings were $0 and $1.2 million, respectively.

Impairments
-----------

Effective January 1, 1996, the Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of. The Company periodically assesses the net realizable value of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For assets to be held, impairment is determined to exist if estimated undiscounted future cash flows are less than the carrying amount. For assets to be disposed of, impairment is determined to exist if the estimated net realizable value is less than the carrying amount.

Stock Based Compensation
------------------------

During  1996,  the  Company  adopted  SFAS No. 123,  Accounting  for Stock Based
Compensation. SFAS No. 123 establishes a fair value method of accounting and reporting standards for stock based compensation plans. However as permitted by SFAS No. 123, the Company has elected to continue to apply the provisions of Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees and related interpretations. Under APB No. 25, if the exercise price of the Company's employee stock options was not less than the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company is required to disclose the pro forma net income (loss) and net income (loss) per share as if the fair value method defined in SFAS No. 123 had been applied to all grants made on or after January 1, 1995. See Note 10 for pro forma disclosures.

Fair Value of Financial Instruments
-----------------------------------

Cash and cash equivalents, trade accounts receivable, short-term borrowings, trade accounts payable and accrued liabilities are carried at cost which approximates fair value due to the short-term maturity of these instruments. The carrying amount of the Company's borrowings under its revolving lines of credit approximates fair value, as the obligations bear interest at a floating rate. The fair value of other long-term obligations approximates cost based on borrowing rates for similar instruments, excluding the Spinnaker Industries, Inc. ("Spinnaker") senior-secured debt with a carrying value of $115 million at December 31, 1998 and 1997 and a fair value of approximately $100.1 million and $119.0 million, respectively at December 31, 1998 and 1997, based on quoted market prices. A subsidiary of the Company is a party to an interest rate swap agreement (which is accounted for as an adjustment to interest expense) with a principal amount of $9.3 million at December 31, 1998 which expires in December 2000. At December 31, 1998 and 1997, the Company estimated it would have paid $390,000 and $406,000, respectively, to terminate the swap agreement.

Issuance of Stock by Subsidiaries and Investees
-----------------------------------------------

Changes in the Company's equity in a subsidiary or an investee caused by issuances of the subsidiary's or investees' stock are accounted for as gains or losses where such issuance is not part of a broader reorganization (see Note 9).

Reclassifications
-----------------

Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform to the 1998 presentation. The reclassifications are immaterial to the consolidated financial statements taken as a whole.

Recent Accounting Pronouncements
--------------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value are either offset against the changes in fair value of assets and liabilities through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of SFAS No. 133 will have a significant effect on its earnings or financial position.

2. Acquisitions and Dispositions
--------------------------------

Acquisitions
------------

On July 31, 1998, the Company's subsidiary, Spinnaker Industries, Inc. acquired tesa tape, inc.'s pressure sensitive electrical tape product line and its Carbondale, IL manufacturing plant (the "tesa tape Acquisition"). The purchase price totaled $10.7 million plus transactions costs, comprised of 200,000 shares of Spinnaker common stock (subject to adjustment) valued at $3.7 million, $4.5 million in term debt, $2.0 million in cash, and a $0.5 million subordinated note. The acquired business produces electrical tape for insulating motors, coils and transformers for customers in Europe, Canada and the U.S.

On March 17, 1998, Spinnaker Coating-Maine, Inc. acquired the assets of the pressure sensitive adhesive-backed label stock business of S.D. Warren (the "S.D. Warren Acquisition"). The purchase price was approximately $51.8 million, plus the assumption of certain liabilities and transaction costs and was funded by issuing the seller a convertible subordinated note of $7.0 million with the remainder funded by Spinnaker's revolving credit facility. As a result of this transaction, the Company recorded approximately $21.3 million in goodwill which is being amortized over 30 years.

On March 18, 1997, Lynch Michigan Telephone Holding Company, a wholly-owned subsidiary of Lynch acquired approximately 60% of the outstanding shares of Upper Peninsula Telephone Company for $15.2 million and completed the acquisition of the remaining 40% on May 23, 1997 (the "Upper Peninsula Acquisition"). The total cost of the acquisition was $26.5 million. As a result of this transaction, the Company recorded $7.4 million in goodwill which is being amortized over 25 years.

On December 30, 1996, The Morgan Group, Inc., 53% owned by Lynch, acquired the operating assets of Transit Homes of America, Inc., a provider of transportation services to a number of producers in the manufactured housing industry (the "Transit Homes Acquisition"). The purchase price was approximately $4.4 million, including assumed obligations. As a result of this transaction, the Company recorded $4.1 million of goodwill which is being amortized over twenty years.

On November 26, 1996, DFT Communications, Inc., a wholly-owned subsidiary of Lynch, acquired all of the outstanding shares of Dunkirk & Fredonia Telephone Company, a local exchange company serving portions of western New York (the "Dunkirk & Fredonia Acquisition"). The total cost of this transaction was $27.7 million. As a result of this transaction, the Company recorded $13.8 million in goodwill which is being amortized over 25 years.

On June 3, 1996, Inter-Community Telephone Company, a Lynch Telephone Corporation II subsidiary acquired four telephone exchanges in North Dakota containing approximately 1,400 access lines from U.S. West Communications, Inc. for approximately $4.7 million.

Disposition
-----------

As of December 9, 1998, WNM Communications, Inc. a Lynch Telephone Corporation subsidiary, sold the assets of its direct broadcast satellite business serving portions of New Mexico for approximately $3.1 million (the "DBS Disposition"). As a result of the transaction, a pre-tax gain on the sale of the assets of approximately $2.7 million was recognized and classified as gain on sale of subsidiary stock and other operating assets in the consolidated statements of operations.

All of the above acquisitions were accounted for as purchases, and accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair market values on their respective dates of acquisition. The operating results of the acquired companies are included in the Consolidated Statements of Operations from their respective acquisition dates.

The following unaudited combined pro forma information shows the results of the Company's operations presented as if the tesa tape Acquisition was made at the beginning of 1997, and the S.D. Warren Acquisition, Upper Peninsula Acquisition, Transit Homes Acquisition, Dunkirk & Fredonia Acquisition, and DBS Disposition were made at the beginning of 1996. The unaudited proforma information is not necessarily indicative of the results of operations that would have occurred had the transactions been made at that date nor is it necessarily indicative of future results of operations.


                                                    For the year ended December 31
                                                  1998            1997          1996
                                              -----------    ------------   -----------
                                                  (In thousands except per share data)


Sales .....................................   $   534,639    $   549,902    $   569,145
Income (loss) from continuing operations            1,222         (2,579)         4,444
Loss from discontinued operations .........          --             --             (750)
Extraordinary item ........................          --             --           (1,348)
                                              -----------    -----------    -----------
Net income (loss) .........................   $     1,222    $    (2,579)   $     2,346
                                              ===========    ===========    ===========

Basic earnings per share:
   Income (loss) from continuing operations   $     0.86     $    (1.82)    $      3.20
   Loss from discontinued operations ......          --             --            (0.54)
   Extraordinary item .....................          --             --            (0.97)
                                              ----------     ----------     -----------
Net income (loss) per share ...............   $     0.86     $    (1.82)    $      1.69
                                              ===========    ===========    ===========

Diluted earnings per share:
  Income (loss) from continuing operations    $     0.86     $    (1.82)    $      3.16
  Loss from discontinued operations .......          --             --            (0.53)
  Extraordinary item ......................          --             --            (0.96)
                                              -----------    -----------    -----------
Net income (loss) per share ...............   $     0.86     $    (1.82)    $      1.67
                                              ===========    ===========    ===========


3. Special Charges/Discontinued Operations
------------------------------------------

Morgan Drive Away, a 53% owned subsidiary of the Company, recorded in the fourth quarter of 1996, special charges of $3,500,000 before income taxes relating to exiting the truckaway operation and a write down of properties in accordance with SFAS 121. Morgan recorded a special charge for 1997 of $624,000 before taxes comprised of gains in excess of the net realizable value associated with exiting the truckaway operation of $361,000, offset by charges related to driver pay of $985,000. These charges have been included in the Company's results of continuing operations.

The Board of Directors of Lynch Systems, decided to discontinue the operations of Tri-Can International, Ltd. ("Tri-Can") and sell the assets of the operation. The sale of Tri-Can was completed in August 1996. Accordingly, Tri-Can is reported as a discontinued operation for the year ended December 31 1996.
Tri-Can which was previously reported in the manufacturing segment due to the insignificance to the Company's financial statements, is treated as a discontinued operation as its products and customers are different than those of Lynch Systems.

As a result of this disposal, Lynch recorded a provision for loss of $487,000 after-taxes, to reflect the write-down of certain assets and costs estimated to be incurred prior to disposal and a provision of $263,000 after-tax for operating losses prior to the sale. The operating results of Tri-Can for the year ended December 31, 1996 are summarized as follows:

                                              1996
                                          --------------
                                          (In thousands)


Sales ....................................   $ 2,797
                                             =======
Loss before income tax benefit ...........   $  (441)
Income tax benefit .......................       149
Minority interest ........................        29
                                             -------
Loss from operations .....................      (263)
                                             =======
Loss on disposal before income tax benefit      (708)
Income tax benefit .......................       167
Minority interest ........................        54
                                             -------
Loss on disposal .........................      (487)
                                             -------
Total loss on discontinued operations ....   $  (750)
                                             =======

4. Inventories
--------------

Inventories are stated at the lower of cost or market value. Inventories valued using the last-in, first-out (LIFO) method comprised approximately 48% and 51% of consolidated inventories at December 31, 1998 and 1997. Inventories at Spinnaker Coating, 50% and 43% of inventories at December 31, 1998 and 1997, are valued using the specific identification method. The balance of inventories are valued using the first-in first-out (FIFO) method.

                                December 31
                              1998        1997
                            ---------- ---------
                                (In Thousands)

Raw materials and supplies   $13,050   $10,493
Work in process ..........     4,433     3,544
Finished goods ...........    29,080    21,648
                              ------    ------
Total ....................   $46,563   $35,685
                             =======   =======

Current cost exceeded the LIFO value of inventories by $1,176,000 and $925,000 at December 31, 1998 and 1997, respectively.

5. Wireless Communications Services
-----------------------------------

Lynch subsidiaries, through limited partnerships, participated in the auctions conducted by the Federal Communications Commission ("FCC") for 30 megahertz and 10 megahertz of broadband spectrum to be used for personal communications services, the "C-Block" and "F-Block" Auctions, respectively. These two auctions, which were part of six auctions conducted by the FCC for a total 90 megahertz of spectrum, were specially designated by the FCC to encourage small businesses to participate in the wireless telecommunications industry, so-called "entrepreneurial blocks." To effectuate this, the FCC provided certain qualifying bidders a 25% bidding credit to be used during the auction as well as long-term financing for a substantial portion of the cost of the licenses acquired. The licenses represent the right to provide wireless communications services to territorial areas of the United States. Under FCC regulations, service must be provided to one-third of the population within the area of the license within five years of the date of the award and to two-thirds of the population within ten years of the date of award. Failure to comply may result in the forfeiture of the license. The subsidiaries held a 49.9% limited partnership interest in each of these partnerships and have committed to funding the government interest and certain other expenses up to a specified amount as discussed below.

In the C-Block auction, which ended in May 1996, Lynch's subsidiary was a limited partner in Fortunet Communications, L.P. ("Fortunet"), which acquired 31 licenses at a net cost, after the bidding credit, of $216 million. These licenses were awarded in September 1996. The FCC provided 90% of the financing of the cost of these licenses. Lynch's subsidiary has agreements to provide a total of $41.8 million of funding to such partnership, of which $21.6 million was funded through December 31, 1998. These loans carry an annual commitment fee of 20% and an interest rate of 15% which are payable when the loans mature in 2003. For accounting purposes, all cost and expenses, including interest expense, associated with the licenses are currently being capitalized until service is provided.

Events during and subsequent to the auction, as well as other externally driven technological and market forces, made financing the development of C-Block licenses through the capital markets much more difficult than previously anticipated. Fortunet, as well as many of the license holders from this auction, petitioned the FCC for certain forms of financial and ownership structure relief. The response from the FCC, which was announced in September 1997, afforded license holders a choice of four options, one of which was the resumption of current debt payment which had been suspended in 1997. The ramifications of choosing the other three courses of action could have resulted in Lynch's subsidiary ultimately forfeiting either 30%, 50%, or 100% of its investment in these licenses.

On June 8, 1998, Fortunet elected to apply its eligible credits relating to its original deposit to the purchase of three licenses for 15 MHZ of PCS spectrum in Tallahassee, Panama City and Ocala, Florida. Fortunet returned all the remaining licenses and forfeited 30% of its original deposit in full satisfaction of the government debt. Accordingly, Fortunet is currently the licensee for 15 MHZ of spectrum in the three Florida markets covering a population of approximately 785,000 at a net cost at auction of $20.09 per POP.

During 1997, Lynch provided a reserve on its investment in Fortunet of $7.0 million, representing 30% of its investment, management's estimate of its impairment. No further reserves have been provided as a result of the restructuring.

The balance sheets of Fortunet at December 31, 1998 and 1997 are as follows (in thousands):

                                         December 31
                                       1998       1997
                                     --------   --------
Assets
Cost of license acquired ........   $  26,982    $ 243,693
                                    ---------    ---------
Total assets ....................      26,982    $ 243,693
                                    =========    =========

Liabilities and Deficit
Due to the Department of Treasury   $    --      $ 208,188
Due to Lynch Subsidiaries .......      61,857       49,513
Partnership Deficit .............     (34,875)     (14,008)
                                    ---------    ---------
Total liabilities and deficit ...   $  26,982    $ 243,693
                                    =========    =========

Included in "Due to Lynch Subsidiary" are interest and other financing fees aggregating $40.9 million and $24.8 million at December 31, 1998 and 1997, respectively. The net investment in Lynch's consolidated balance sheet is $18.8 million at December 31, 1998, which includes cash advances plus capitalized interest of $3.5 million ($1.6 million, $1.5 million and $0.4 million in 1998, 1997, and 1996, respectively).

In the F-Block Auction, East/West Communications, Inc. ("East/West"), acquired five licenses to provide personal communications services in geographic areas of the United States with a total population of 20 million at a net bid of $19.0 million. In order to fund East/West's participation in the auction, the Company borrowed $11.8 million under a short-term facility from Gabelli Funds, Inc. ("GFI"), an affiliate of the Chairman and CEO of the Company. The money was repaid after completion of the auction. $10.0 million of this was repaid with monies returned from the FCC upon completion of the auction. In May and July 1997, the licenses were awarded. $15.2 million of the cost of the licenses is financed with a loan from the United States Government. As of November 30, 1997, Lynch's subsidiary had invested $225,000 in partnership equity and provided the partnership with a loan of $3.5 million. In December 1997, the partnerships converted to a corporation with Lynch receiving 49.9% of the common stock. Lynch spun off 39.9% of the common stock of East/West to Lynch's shareholders and transferred 10% of East/West stock to GFI in satisfaction of an obligation to pay it 10% of the net profits (after a capital charge) as partial compensation for a loan. Prior to the conversion, Lynch's subsidiary contributed a portion of the debt owed to it as a contribution to capital and immediately after the conversion the remaining debt owed to it ($4.5 million book value) was converted into 7,800 shares ($7,800,000 liquidation preference) of Redeemable Preferred Stock. At that time Lynch's subsidiary's obligation to make further loans was terminated. The Redeemable Preferred Stock has a 5% payment-in-kind dividend and is mandatorily redeemable in 2009 subject to earlier payment in certain circumstances.

During 1998, Rivgam Communicators, LLC ("Rivgam"), a subsidiary of GFI, transferred to Lynch PCS Corporation G ("Lynch PCS G") a subsidiary of Lynch, its 10 MHZ PCS license covering the Rand-McNally basic trading area of Las Cruces, New Mexico. This transfer was in full settlement of an agreement between Lynch PCS G and Rivgam. This agreement provided that Lynch PCS G would be compensated for certain bidding and administrative services it provided to Rivgam in the PCS D and E Block Auctions by receiving a 10% net profit interest (after capital charges) in any PCS licenses acquired by Rivgam. The transfer was accounted for as a non-monetary transaction and resulted in Lynch recognizing management service income of $1.0 million in 1998 based upon the estimated fair value of the license. Lynch PCS G has similar arrangements with two separate entities in which GFI has minority interests in which Lynch PCS G is entitled to receive a 5% net profit interest (after capital charges) in licenses acquired in the WCS and LMDS Auctions.

6. Investments in Affiliated Companies
--------------------------------------

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

At December 31, 1998 and 1997, LENCO's investment in Coronet was carried at a negative of $1,262,000 and a negative $1,612,000, respectively, due to LENCO's guarantee of $3.8 million of $13.6 million of Coronet's third party debt. In 1997, Coronet repaid a $2.9 million loan to LENCO plus accrued interest. Long-term debt of Coronet, at December 31, 1998, is comprised of $13.6 million due to a third party lender which is due quarterly through December 31, 2003. The Company recorded interest income on the LENCO debt of $30,000 and $287,000 for the years ended December 31, 1997 and 1996, respectively.

At December 31, 1998 and 1997, LENCO II's investment in Capital is carried at zero as its share of net losses recognized to date have exceeded its net investment. LENCO II also owns $10,000 of Preferred Stock B of Capital, which is convertible at any time into the Common Stock of Capital in a sufficient amount to bring LENCO II's ownership to 50%.

7. Spinnaker Industries' Strategic Alternatives
-----------------------------------------------

In November 1998, the Company's 61%-owned subsidiary, Spinnaker Industries, Inc. engaged an investment banker to seek strategic alternatives, including a possible sale of all or a portion of its business, merger, or other business combination of Spinnaker. There can be no assurance that any such transaction will be completed.

8. Notes Payable and Long-term Debt
-----------------------------------

Long-term debt consists of (all interest rates are at December 31, 1998):

                                                                                     December 31
                                                                                  1998         1997
                                                                                ---------   ---------
                                                                                   (In thousands)
Spinnaker Industries, Inc. 10.75% Senior Secured
  Notes due 2006 ............................................................   $ 115,000    $ 115,000

Rural  Electrification  Administration  (REA) and Rural  Telephone Bank (RTB)
notes payable in equal quarterly  installments through 2027 at fixed interest rates ranging from 2% to 7.5% (4.7% weighted  average),  secured by assets of the telephone companies of $107.2
million .....................................................................      45,264       47,109

Bank credit  facilities  utilized by certain  telephone and telephone holding companies through 2009, $33.7 million at a fixed interest rate averaging 8.9%
and $16.9
million at variable interest rates averaging 7.3% ...........................      50,623       54,633

Unsecured  notes issued in  connection  with  acquisitions;  $35.0 million at fixed interest rates averaging 9.2%
and $0.5 million at a variable rate of 5.0% .................................      35,503       28,049

Other .......................................................................      10,276        7,287
                                                                                ---------    ---------
                                                                                  256,666      252,078
Current maturities ..........................................................     (10,666)      (9,302)
                                                                                ---------    ---------
                                                                                $ 246,000    $ 242,776
                                                                                =========    =========

On October 23, 1996, Spinnaker completed the issuance of $115,000,000 of 10.75% senior-secured debt due 2006. The debt proceeds were used to extinguish substantially all existing bank debt, bridge loans and lines of credit at Spinnaker and its two major operating subsidiaries, Central Products and Spinnaker Coating. The early extinguishment of debt resulted in an extraordinary charge to fourth quarter 1996 earnings of $1,348,000 net of applicable taxes and minority interest. Financing costs were incurred by Spinnaker in conjunction with the issuance of the 10.75% senior secured notes and other financing activities. These financing costs are deferred and amortized over the term of the related debt. Unamortized financing costs of $5.8 million and $5.7 million at December 31, 1998 and 1997, respectively, are included in other assets.

The notes are redeemable, in whole or in part, at the option of Spinnaker on or after October 15, 2001, at the redemption prices beginning at 105.375% of the principal amount declining to 100% of the principal amount on October 15, 2005, plus accrued and unpaid interest. In addition, at any time or from time to time on or prior to October 15, 1999, Spinnaker, at its option, may redeem up to 331/3% of the aggregate principal amount of the notes with net cash proceeds from public equity offerings at a redemption price equal to 110.75% of the principal amount plus accrued and unpaid interest. The notes are unconditionally guaranteed, jointly and severally, by Spinnaker's subsidiaries, Spinnaker Coating, Inc., Central Products Company, and Entoleter, Inc.

REA debt of $12.2 million bearing interest at 2% has been reduced by a purchase price allocation of $2.6 million reflecting an imputed interest rate of 5%. Unsecured notes issued in connection with the telephone company acquisitions are predominantly held by members of management of the telephone operating companies.

On a consolidated basis, at December 31, 1998, Lynch maintains short-term and long-term line of credit facilities totaling $117.9 million (subject to limitations that reduce the availability to $87.6 million), of which $26.1 million was available for future borrowings. Lynch (Parent Company) maintains two $10.0 million short-term line of credit facilities, of which $4.9 million was available at December 31, 1998. These short-term lines of credit expire on December 29, 1999 ($10.0 million) and June 30, 1999 ($10.0 million). Management anticipates that these lines will be renewed when they expire but there is no assurance that they will be. Spinnaker Industries, Inc. maintains lines of credit at its subsidiaries which in the aggregate total $65.0. million (subject to limitations that reduce the availability to $51.0 million), of which $8.2 million was available at December 31, 1998. The Morgan Group maintains lines of credit totaling $15.0 million, all of which was available at December 31, 1998. On January 28, 1999, Morgan executed a new two year renewable $20.0 million revolving credit facility which replaces the $15.0 million line. If not renewed, this credit facility will convert to a three year term loan. The interest rates will be variable and adjusted quarterly. These facilities, as well as facilities at other subsidiaries of Lynch, generally limit the credit available under the lines of credit to certain variables, such as inventories and receivables, and are secured by the operating assets of the subsidiary, and include various financial covenants. At December 31, 1998, $24.9 million of these total facilities expire within one year. The weighted average interest rate for short-term borrowings at December 31, 1998 was 8.0%. The Company pays fees ranging from 0% to 0.375% on its unused lines of credit.

In general, the long-term debt facilities are secured by substantially all of the Company's property, plant and equipment, inventory, receivables and common stock of certain subsidiaries and contain certain covenants restricting distributions to Lynch. At December 31, 1998 and 1997, substantially all the subsidiaries' net assets are restricted.

Cash payments for interest were $24.1 million, $23.1 million and $16.7 million for the years ended December 31, 1998, 1997 and 1996, respectively.

Aggregate principal maturities of long-term debt for each of the next five years are as follows: 1999--$10.7 million; 2000--$23.5 million; 2001--$12.3 million,
2002--$11.5 million and 2003--$6.2 million.

9. Minority Interests and Related Party Transactions
----------------------------------------------------

On July 31, 1998, Spinnaker completed the acquisition of the electrical tape division of tesa tape, inc. (see Note 2). A portion of the purchase price was 200,000 newly issued shares of Spinnaker's Class A common stock (subject to certain adjustments). In accordance with the Company's policy, as a result of this issuance the Company recorded a pre-tax gain on the sale of subsidiary stock of $2.1 million in 1998.

On June 13, 1994, Spinnaker entered into a management agreement (the "Management Agreement") with Boyle, Fleming & Co., Inc. ("BF"), of whom a former Director of the Company is a principal, to assume the management of Spinnaker. Effective August 31, 1996, the Management Agreement was terminated at which time Messrs. Boyle, and Fleming became employees of Spinnaker and continued to be Chairman and Chief Executive Officer and President, respectively, of Spinnaker. Spinnaker and BF also entered into a Warrant Purchase Agreement in 1994, pursuant to which BF received warrants to purchase common stock of Spinnaker (equating to a 20% ownership of Spinnaker at that time) at any time on or before June 30, 1999, subject to certain restrictions. The remaining warrants were exercised in January 1998.

On May 5, 1996, Alco converted a $6.0 million note, issued in connection with the purchase of CPC, into Spinnaker common stock. In accordance with the Company's policy, as a result of this and other transactions, the Company recognized a gain on sales of subsidiary stock of $5.1 million in 1996.

On October 23, 1996, concurrent with the issuance of the $115 million senior notes (see Note 8), Spinnaker acquired the remaining 25% minority interest in its Spinnaker Coating subsidiary. The terms of the acquisition involved a cash payment of approximately $2.3 million and the issuance of 9,613 shares of Spinnaker Common Stock. In addition, as part of the consideration for the shares of capital stock of Spinnaker Coating, the minority shareholders received the right to a contingent payment, which is exercisable at any time during the period beginning October 1, 1998 and ending September 30, 2000. The contingent payment is based upon the percentage of the capital stock owned by the former Spinnaker Coating entity at the time of the merger multiplied by the fair market value of the capital stock of Spinnaker Coating, as determined in accordance with certain economic assumptions and including an adjustment for a minority ownership discount, as of the date such right is exercised, less the consideration received at closing. The contingent price is payable through the issuance of Common Stock of Spinnaker, unless Spinnaker elects to pay the contingent price in cash. If such payments are made in cash, they could give rise to a default under the Senior Notes, unless there is sufficient availability under provisions regarding restricted payments contained in the Senior Notes.

In connection with the purchase of the Spinnaker Coating minority interest, all the Spinnaker Coating options were accelerated and in turn certain key executives of Spinnaker Coating management exercised those options to purchase 71,065 shares of Spinnaker Coating common stock at various prices between $7.16 and $14.69 per share, for a total of approximately $670,000. The options were originally granted in 1994 and were issued at not less than 100% of the fair market value of the common stock at the date of grant.

During 1998, the Company entered into a five-year lease for its corporate headquarters for an annual payment of $90,000 with an affiliate of the its Chairman and Chief Executive Officer.

On March 12, 1996, Lynch sold 10,373, shares of common stock held in its treasury to its Chairman and Chief Executive Officer at $60.25 per share, the closing price in trading of Lynch common stock on that date.

10. Stock Option Plans
----------------------

On June 4, 1993, the Board of Directors of Morgan approved the adoption of a stock option plan which provides for the granting of incentive or non-qualified stock options to purchase up to 200,000 shares of Class A Common Stock to officers, including members of Morgan's Board of Directors, and other key employees. No options may be granted under this plan at less than the fair market value of the Common stock at the date of the grant, except for certain non-employee directors. Although the exercise period is determined when options are actually granted, an option shall not be exercised later than 10 years and one day after it is granted. Stock options granted will terminate if the grantee's employment terminates prior to exercise for reasons other than retirement, death, or disability. Stock options vest over a four year period pursuant to the terms of the plan, except for stock options granted to a non-employee director, which are immediately vested.

Morgan employees have been granted non-qualified stock options to purchase 113,000 shares of Class A Common stock, net of cancellations and exercises, at prices ranging from $7.00 to $9.39 per share. Non-employee directors have been granted non-qualified stock options to purchase 57,000 shares of Class A Common stock, net of cancellations and exercises, at prices ranging from $6.20 to $10.19 per share. As of December 31, 1998, there were 123,625 options to purchase shares granted to Morgan's employees and non-employee directors which were exercisable based upon the vesting terms, of which 30,375 shares had option prices less than the December 31, 1998 closing price of $7 3/8.

In accordance with Spinnaker's directors stock option plan, Spinnaker may grant stock options to directors who are not employees of Spinnaker. In February 1996, Spinnaker granted 30,000 stock options for the purchase of one share each of Spinnaker Class A Common Stock and Spinnaker Common Stock at a total price of $40 per option exercised (adjusted for the stock dividend in August 1996) to qualifying directors. The options vest over a two year period with 15,000 options becoming exercisable one year after the grant date and the remaining 15,000 options becoming exercisable two years after the grant date. The options expire on the fifth anniversary after the grant date or 30 days after the director ceases to be a director. In January of 1997, under the same terms, Spinnaker issued 10,000 stock options for the purchase of one share of Common Stock at an exercise price of $27 per share. As permitted by SFAS No. 123, Spinnaker elected to account for these options under APB No. 25 and as such no compensation expenses was recorded because the option exercise price was not less than the market price at the date of grant.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if Spinnaker had accounted for its director stock options under the fair value method of that Statement. The pro forma effect on Lynch's 1998, 1997, and 1996 operations is immaterial.


11. Shareholders' Equity
------------------------

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

In 1987, 1988 and 1992, the Board of Directors authorized the purchase of up to 300,000 shares of Common Stock. Through December 31, 1998, 230,861 shares had been purchased at an average cost of $13.15 per share.

In January 1994, an officer was granted stock options to purchase up to 24,516 shares of Lynch common stock at an exercise price of $23.125, the closing price on the date of grant. These options were exercised in January 1997 and shares were issued from Treasury.

On February 1, 1996, the Company adopted a plan to provide a portion of the compensation for its directors in common shares of the Company. The amount of common stock is based upon the market price at the end of the previous year. Through December 31, 1998, 4,126 shares have been awarded under this program.

On February 29, 1996, the Company adopted a Stock Appreciation Rights program for certain employees. To date, 43,000 of Stock Appreciation Rights ("SAR") have been granted at prices ranging from $63 to $85 per share. Upon the exercise of a SAR, the holder is entitled to receive an amount equal to the amount by which the market value of the Company's common stock on the exercise date exceeds the grant price of the SAR. Effective September 30, 1998, the Company amended the SAR Program so that the SAR's became exercisable only if the market price for the Company's shares exceeds 200% of the SAR exercise price within five years from original grant date. This amendment eliminated the recording of the profit and loss effect of the SAR's for changes in the market price in the Company's common stock until it becomes probable that the SAR's will become exercisable. The net income (expense) relating to this program, prior to the time of the amendment, was $185,000 in income in 1998 and ($439,000) of expense in 1997.

12. Income Taxes
----------------

Deferred income taxes for 1998 and 1997 are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Cumulative temporary differences and carryforwards at December 31, 1998 and 1997 are as follows:

                                       December 31, 1998  December 31, 1997
                                       ----------------- ------------------
                                          Deferred Tax       Deferred Tax
                                       Asset   Liability   Asset  Liability
                                      -------   -------   -------  --------
                                                   (In Thousands)
   Inventory reserve ..............   $   451      --     $   474      --
   Fixed assets written up under
     purchase accounting and
     tax over book depreciation ...      --      18,679      --     $18,514
   Discount on long-term debt .....      --       1,085      --       1,184
   Basis difference in subsidiary
   and affiliate stock ............      --       2,918      --       3,378
   Partnership tax losses in excess
     of book losses ...............      --       1,309      --       8,040
   Net operating losses of
   subsidiaries ...................     7,166      --       4,056      --
   Other reserves and accruals ....     5,767      --       7,847      --
   Other ..........................     2,595     2,569     5,616     2,648
                                      -------   -------   -------   -------
   Total deferred income taxes ....   $15,979   $26,560   $17,993   $33,764
                                      =======   =======   =======   =======


The provision (benefit) for income taxes is summarized as follows:

                           1998       1997       1996
                         -------    ---------  --------
                                 (In Thousands)
Current payable taxes:
   Federal ...........   $ 4,935    $ 2,359    $   695
   State and local ...     1,339        679        193
                         -------    -------    -------
                           6,274      3,038        888
                         -------    -------    -------

Deferred taxes:
   Federal ...........    (3,923)    (3,722)     1,495
   State and local ...      (939)       (29)       638
                         -------    -------    -------
                          (4,862)    (3,751)     2,133
                         -------    -------    -------
                         $ 1,412    $  (713)   $ 3,021
                         =======    =======    =======

A reconciliation of the provision for income taxes from continuing operations and the amount computed by applying the statutory federal income tax rate to income before income taxes, minority interest, extraordinary item, and cumulative effect of accounting change follows:

                                                    1998       1997        1996
                                                 --------   ---------   ---------
                                                           (In Thousands)

Tax at statutory rate .........................   $ 1,175    $(1,131)   $ 2,515

Increases (decreases):
  State and local taxes, net of federal benefit       270        429        543
  Amortization of goodwill ....................       468        443        132
  Operating losses of subsidiaries ............      (561)      (108)       (65)
  Reduction attributable to special election by
  captive insurance company ...................      --         (155)      (216)
  Other .......................................        60       (191)       112
                                                  -------    -------    -------
                                                  $ 1,412    $  (713)   $ 3,021
                                                  =======    =======    =======

Net cash payments for income taxes were $6.1 million, $.7 million and $3.5 million for the years ended December 31, 1998, 1997 and 1996, respectively.

13. Comprehensive Income
------------------------

The components of accumulated other comprehensive income, net of related tax, at December 31, 1998 and 1997 are as follows:

                                          1998      1997
                                          --------------
                                          (In Thousands)
Balance beginning of year ............   $  --   $   --

Current year unrealized gains on
available-for-sale securities ........      59       --
                                         ------  -------
Accumulated other comprehensive income   $  59   $   --
                                         ======  =======


The income tax effects allocated to each component of other comprehensive income for the year ended December 31, 1998 are as follows:


                                                     Tax
                                                  (Benefit)/
                                        Before Tax  Expense  After Tax
                                        ----------  -------  ---------
Unrealized gains on securities
 Unrealized gains on available-for-sale
   securities .........................   $ 314    $ 132    $ 182
 Less reclassification adjustment for
   gains realized in net income .......    (213)     (90)    (123)
                                          -----    -----    -----
Net unrealized gains ..................     101       42       59
                                          -----    -----    -----
Other comprehensive income ............   $ 101    $  42    $  59
                                          =====    =====    =====


14.  Employee Benefit Plans
---------------------------

The company, through its operating subsidiaries, has several and various employee retirement type plans including defined benefit, defined contribution, multi-employer, profit sharing, and 401(k) plans. The following table sets forth the consolidated expenses for these plans (dollars in thousands):


                       1998     1997      1996
                      -------  -------  --------
Defined Contribution   $1,671   $1,530   $  913
Defined Benefit ....      733      531      519
Multi-Employer .....      305      234      194
                       ------   ------   ------
  Total ............   $2,709   $2,295   $1,626
                       ======   ======   ======

The  unfunded   pension   liabilities,   primarily   for  defined   benefit  and
multi-employer plans are $2,480 and $1,041 for 1998 and 1997, respectively.

15.  Contingencies
------------------

Lynch has pending claims incurred in the normal course of business. Management believes that the ultimate resolution of these claims will not have a material adverse effect on the consolidated liquidity, financial position or operations of Lynch.

16. Segment Information
-----------------------

The Company is principally engaged in three business segments: multimedia, services and manufacturing. All businesses are located domestically, and export sales were approximately $26.2 million in 1998, $30.4 million in 1997 and $25.0 million in 1996. The Company does not believe it is dependent on any single customer. The multimedia segment includes local telephone companies, the investment in PCS entities and investments in two network-affiliated television stations. The services segment includes transportation and related services. $13.4 million of the Company's accounts receivable are related to the services segment and are principally due from companies in the mobile home and recreational vehicle industry located throughout the United States. The manufacturing segment includes the manufacture and sale of adhesive coated paper stock for labels and related applications, industrial tapes, glass forming, impact milling, and other machinery and related replacement parts, as well as quartz crystals and oscillators. There were no intersegment sales or transfers.

EBITDA (before corporate allocation) for operating segments is equal to operating profit before depreciation, amortization and allocated corporate expenses.

EBITDA is presented because it is a widely accepted financial indicator of value and ability to incur and service debt. EBITDA is not a substitute for operating income or cash flows from operating activities in accordance with generally accepted accounting principles.

Operating profit (loss) is equal to revenues less operating expenses, excluding unallocated general corporate expenses, interest and income taxes. The Company allocates a portion of its general corporate expenses to its operating segments. Such allocation was $939,000, $932,000 and $932,000 during the years ended December 31 1998, 1997 and 1996, respectively. Identifiable assets of each industry segment are the assets used by the segment in its operations excluding general corporate assets. General corporate assets are principally cash and cash equivalents, short-term investments and certain other investments and receivables.

                                               Year ended December 31
                                            1998       1997       1996
                                          --------   --------   --------
                                                   (In Thousands)
Revenues
Multimedia .........................   $  54,622    $  47,908    $  28,608
Services ...........................     150,454      146,154      132,208
Manufacturing
  Adhesive-backed label stock ......     151,561      106,787      114,564
  Industrial tape ..................     121,806      119,739      124,088
  Other manufacturing ..............      36,083       46,948       52,412
                                       ---------    ---------    ---------
     Total Manufacturing ...........     309,450      273,474      291,064
                                       ---------    ---------    ---------
Consolidated total .................   $ 514,526    $ 467,536    $ 451,880
                                       =========    =========    =========
EBITDA (before corporate allocation)
Multimedia ........................   $  29,389    $  24,666    $  15,863
Services ..........................       3,337        2,190       (1,665)
Manufacturing
    Adhesive-backed label stock ....      12,010        9,027        8,385
    Industrial tape ................       9,341       11,334        9,626
    Other manufacturing ............         714        3,291        6,961
    Corporate manufacturing expenses      (2,910)      (2,181)      (1,921)
                                       ---------    ---------    ---------
    Total Manufacturing ............      19,155       21,471       23,051
  Corporate expenses, gross ........      (2,408)      (2,495)      (3,328)
                                       ---------    ---------    ---------
   Consolidated total ..............   $  49,473    $  45,832    $  33,921
                                       =========    =========    =========
Operating profit
Multimedia .........................   $  15,757    $  11,845    $   6,611
Services ...........................       2,007        1,015       (3,263)
Manufacturing
    Adhesive-backed label stock ....       8,104        6,923        6,923
    Industrial tape ................       3,289        6,769        5,315
    Other manufacturing ............        (742)       1,971        5,770
    Corporate manufacturing expenses      (3,006)      (2,279)      (2,080)
                                       ---------    ---------    ---------
    Total Manufacturing ............       7,645       13,384       15,928
    Unallocated corporate expense ..      (1,389)      (1,457)      (2,336)
                                       ---------    ---------    ---------
      Consolidated total ...........   $  24,020    $  24,787    $  16,940
                                       =========    =========    =========
Depreciation and amortization
Multimedia .........................   $  12,995    $  12,175    $   8,653
Services ...........................       1,230        1,075        1,498
Manufacturing
    Adhesive-backed label stock ....       3,906        2,104        1,462
    Industrial tape ................       6,052        4,565        4,311
    Other manufacturing ............       1,252        1,118        1,050
                                       ---------    ---------    ---------
 Total Manufacturing ...............      11,210        7,787        6,823
  All other ........................          18            8            7
                                       ---------    ---------    ---------
   Consolidated total ..............   $  25,453    $  21,045    $  16,981
                                       =========    =========    =========


Capital expenditures
Multimedia .............................   $  11,028    $  10,914    $  11,056
Services ...............................         566          919        1,007
Manufacturing
    Adhesive-backed label stock ........       2,219        1,854        6,875
    Industrial tape ....................       4,856        6,760        1,703
    Other manufacturing ................       1,078        1,377        4,860
                                           ---------    ---------    ---------
    Manufacturing ......................       8,153        9,991       13,438
    General corporate ..................          48            4           17
                                           ---------    ---------    ---------
                                           $  19,795    $  21,828    $  25,518
                                           =========    =========    =========

Total assets
Multimedia .............................   $ 196,846    $ 197,881    $ 168,354
Services ...............................      33,387       32,746       33,066
Manufacturing
    Adhesive-backed label stock ........     108,133       47,188       46,248
    Industrial tape ....................     107,586       95,582       95,925
    Other manufacturing ................      29,089       37,522       44,126
                                           ---------    ---------    ---------
    Manufacturing ......................     244,808      180,292      186,299
    General corporate ..................       4,959       12,719        4,901
                                           ---------    ---------    ---------
                                           $ 480,000    $ 423,638    $ 392,620
                                           =========    =========    =========

Total operating profit for reportable
   segments ............................   $  24,020    $  24,787    $  16,940
  Other profit or loss:
  Investment income ....................       2,064        2,048        2,203
  Interest expense .....................     (27,722)     (23,461)     (17,011)
  Equity in earnings of affiliated
    companies ..........................         317          154          119
  Reserve for impairment of investment
     in PCS license holders ............        --         (7,024)        --
  Gain on sales of subsidiary stock and
   other operating assets ..............       4,778          169        5,146
                                           ---------    ---------    ---------
Income (loss) from continuing operations
 before income taxes, minority interests
 and extraordinary item ................   $   3,457    $  (3,327)   $   7,397
                                           =========    =========    =========

17. Quarterly Results of Operations (unaudited)
-----------------------------------------------

The following is a summary of the quarterly results of operations for the years ended December 31, 1998 and 1997 (in thousands, except per share amounts):


                                                 1998-Three Months Ended
                                     March 31    June 30   September 30   December 31
                                     --------    -------   ------------   -----------

Sales and revenues .............   $ 115,217    $ 133,016   $ 134,631      $ 131,662

Operating profit ...............       4,387        8,200       7,545          3,888
   Income (loss) from continuing
   operations ..................        (436)       1,324       2,149(a)         320(b)
Net income (loss) ..............        (436)       1,324       2,149(a)         320(b)

Basic earnings per share:
   Net income (loss) ...........       (0.31)        0.93        1.52            .23

Diluted earnings per share:
   Net income (loss) ...........       (0.31)        0.93        1.52            .23


                                                     1997--Three Months Ended
                                   ------------------------------------------------------
                                    March 31     June 30   September 30     December 31
                                    --------     -------   ------------     -----------

Sales and revenues .............   $ 108,779    $ 121,426   $ 118,717       $ 118,614
Operating profit ...............       4,236        8,116       6,287           6,148
   Income (loss) from continuing
     operations ................        (512)       1,250      (4,274)(c)         658
Net income (loss) ..............        (512)       1,250      (4,274)(c)         658

Basic earnings per share:
   Net income (loss) ...........        (.36)         .88       (3.02)            .46

Diluted earnings per share:
   Net income (loss) ...........        (.36)         .88       (3.02)            .46


     Note:

     (a)  Includes gain on sale of subsidiary stock of $2,127 before income tax.

     (b) Includes gain on sale of other operating assets of $2,696 before income tax.

     (c) Includes ($7.0 million) before income tax for reserve for impairment in PCS license holders.


18. Earnings per Share
----------------------

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

                                                      Year ended December 31
                                                  1998          1997          1996
                                              ------------  ------------   ------------
Numerator:
Income (loss) from continuing operations
  before extraordinary item ................   $ 3,357,000   $(2,878,000)   $ 4,794,000

  Numerator for diluted earnings per share .     3,357,000    (2,878,000)     4,794,000

Denominator:
  Denominator for basic earnings per share -
  weighted-average shares ..................     1,418,000     1,415,000      1,388,000
  Effect of dilutive securities:
    Stock options ..........................          --            --           17,000
                                               -----------   -----------    -----------
  Dilutive potential common shares .........          --            --           17,000

  Denominator for diluted earnings per share
  - adjusted weighted-average shares .......     1,418,000     1,415,000      1,405,000
                                               ===========   ===========    ===========

Basic earnings (loss) per share ............   $      2.37   $     (2.03)   $      3.45
                                               ===========   ===========    ===========

Diluted earnings (loss) per share ..........   $      2.37   $     (2.03)   $      3.41
                                               ===========   ===========    ===========


19. Subsequent Events
---------------------

On February 22, 1999, the Company's 53%-owned subsidiary, The Morgan Group, Inc. announced that it is commencing a tender offer to purchase shares of its Class A common stock. Under terms of the offer, Morgan would determine the price to be paid for shares between $8.50 and $10.00 per share. The tender offer concluded on March 19, 1999, whereby Morgan purchased approximately 103,000 shares at $9.00 per share. Lynch Corporation did not tender any of its Morgan shares.

  SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT LYNCH CORPORATION
                        CONDENSED STATEMENT OF 0PERATIONS
                        ---------------------------------

                                                     Year Ended December 31
                                                 -------------------------------
                                                  1998       1997        1996
                                                 -------   --------    ---------
                                                   (In Thousands of Dollars)
                                                 -------   --------    ---------
Interest, Dividends & Gains on Sale of
  Marketable Securities ......................   $   128    $   377    $   649
Interest & Other Income from Subsidiaries ....        35         35        621
Gain on Sale of Subsidiary and Affiliated
Stock: Brown-Bridge Industries, Inc. .........      --         --          203
                                                 -------    -------    -------
      TOTAL INCOME ...........................       163        412      1,473

Costs and Expenses:
 Unallocated Corporate Administrative Expense      1,371    $ 1,436    $ 2,312
 Interest Expense ............................     1,394      1,257        669
 Interest Expense to Subsidiaries ............       830        741        249
                                                 -------    -------    -------
      TOTAL COST AND EXPENSES ................     3,595      3,434      3,230

LOSS BEFORE INCOME TAXES, EQUITY IN NET INCOME
  INCOME (LOSS) OF SUBSIDIARIES LOSS .........    (3,432)    (3,022)    (1,757)

Income Tax Benefit ...........................     1,648      1,142        515
Equity in Net Income (Loss) of Subsidiaries ..     5,141       (998)     3,939
                                                 -------    -------    -------
      NET INCOME .............................   $ 3,357    $(2,878))  $ 2,697
                                                 =======    =======    =======


NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

         In the parent company's financial statements, the Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of the subsidiaries.

NOTE B - DIVIDENDS FROM SUBSIDIARIES

         Cash dividends paid to Lynch Corporation from the Registrant's consolidated subsidiaries were $3,060,000 in 1998, $1,195,000 in 1997, and $1,811,000 in 1996. No other dividends were received from subsidiaries or investees.

NOTE C - LONG-TERM DEBT

         Lynch Corporation has a note payable to a subsidiary with a principal amount of $6.0 million at a fixed interest rate of 6% per annum, due in 2001. The note is convertible at the subsidiary's option into the Company's common stock at an exercise price of $120 per share.

NOTE D -  SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR ADDITIONAL
         INFORMATION.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT LYNCH CORPORATION CONDENSED BALANCE SHEET
                    -----------------------------------------

                                                     Year Ended December 31
                                                         1998      1997
                                                       --------  --------
                                                        (In Thousands of
                                                           Dollars)
                                                       ------------------
ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents ........................   $   291   $   290
  Marketable Securities and Short Term Investments .       874       755
  Deferred Income Tax Benefits .....................       140       348
  Other Current Assets .............................        40        47
                                                       -------   -------
                                                         1,345     1,440

OFFICE EQUIPMENT (Net of Depreciation) .............        52        22

OTHER ASSETS (Principally Investment in and Advances
to Subsidiaries ....................................   $72,729   $69,255
                                                       -------   -------

  TOTAL ASSETS .....................................   $74,126   $70,717
                                                       =======   =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES ................................   $22,832   $28,602

LONG TERM DEBT .....................................     8,623     2,190
DEFERRED INCOME TAX LIABILITIES ....................       980     1,478

DEFERRED CHARGES ...................................     1,898     1,996

TOTAL SHAREHOLDERS' EQUITY .........................   $39,793   $36,451
                                                       -------   -------

Total Liabilities and Shareholders' Equity .........   $74,126   $70,717
                                                       =======   =======

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT LYNCH CORPORATION CONDENSED STATEMENTS OF CASH FLOWS
              ----------------------------------------------------


                                                    Year Ended December 31
                                                 1998        1997        1996
                                               --------    --------    --------
                                                  (In Thousands of Dollars)
                                               --------    --------    --------

Cash Provided From (Used In) Operating .....   $  1,049    $    (25)   $    469
Activities
                                               --------    --------    --------

INVESTING ACTIVITIES:
 Investment in Lynch Manufacturing .........      3,000       1,135       1,683
 Investment and Advances to Brighton .......       --           (17)     (2,053)
Communications
 Loan to Spinnaker Industries, Inc. ........       --          --         1,330
 Investment in Brown-Bridge Industries, Inc.       --          --           407
 Investment in and Advances to PCS .........      3,692      (8,628)    (14,315)
Partnerships
 Other .....................................       (176)        (94)        667
                                               --------    --------    --------
NET CASH PROVIDED FROM (USED IN) INVESTING
ACTIVITIES .................................      6,516      (7,604)    (12,281)
                                               --------    --------    --------

FINANCING ACTIVITIES:
Net Borrowings
 Lines of Credit ...........................     (7,564)      7,179       8,627
 Issuance of Long Term Debt ................       --          --         2,000
 Sale of Treasury Stock ....................       --           672         754
 Other .....................................       --          --             1
                                               --------    --------    --------

NET CASH PROVIDED FROM FINANCING ACTIVITIES      (7,564)      7,851      11,382
                                               --------    --------    --------

TOTAL INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS ................................          1         222        (430)

CASH AND CASH EQUIVALENTS AT BEGINNING OF ..        290          68         498
YEAR
                                               --------    --------    --------

CASH AND CASH EQUIVALENTS AT END OF YEAR ...   $    291    $    290    $     68
                                               ========    ========    ========

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 LYNCH CORPORATION AND SUBSIDIARIES YEARS ENDED
                        DECEMBER 31, 1998, 1997 AND 1996
                        --------------------------------


                                COLUMN A       COLUMN B    COLUMN C        COLUMN D           COLUMN E
                                                   ADDITIONS
                               BALANCE AT   CHARGED TO     CHARGED TO
                               BEGINNING     COSTS AND   OTHER ACCOUNTS   DEDUCTIONS           BALANCE
                               OF PERIOD     EXPENSES     - DESCRIBE     - DESCRIBE         END OF PERIOD
                              ------------ ------------------ ------------------ ---------------------------------------

YEAR ENDED DECEMBER 31, 1998
ALLOWANCE FOR UNCOLLECTIBLE    $1,448,000   $  723,000   $        0      $  866,000(B)          $1,305,000

YEAR ENDED DECEMBER 31, 1997
ALLOWANCE FOR UNCOLLECTIBLE    $1,525,000   $  742,000   $        0      $  819,000(B)          $1,448,000

YEAR ENDED DECEMBER 31, 1996
ALLOWANCE FOR UNCOLLECTIBLE    $1,732,000   $1,900,000   $   75,000(A)   $2,182,000(A)(B)))))   $1,525,000

(A) ALLOCATION OF PURCHASE PRICE OF ACQUIRED COMPANY.
(B) UNCOLLECTIBLE ACCOUNTS WRITTEN OFF ARE NET OF RECOVERIES.

                                      -73-

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

         Signature                        Capacity                             Date
         ---------                        --------                             ----
* MARIO J. GABELLI ..................   Chairman of the Board of
  ----------------
  MARIO J. GABELLI                      Directors and Chief                 March 30, 1999
                                          Executive Officer
                                          (Principal Executive Officer)

* E. VAL CERUTTI ....................   Director                            March 30, 1999
  --------------
  E. VAL CERUTTI

* PAUL J. EVANSON ...................   Director                            March 30, 1999
  --------------
  PAUL J. EVANSON

* JOHN C. FERRARA ...................   Director                            March 30, 1999
  --------------
  JOHN C. FERRARA

* DAVID C. MITCHELL .................   Director                            March 30, 1999
  --------------
  DAVID C. MITCHELL

* SALVATORE MUOIO ...................   Director                            March 30, 1999
  --------------
  SALVATORE MUOI0

* RALPH R. PAPITTO ..................   Director                            March 30, 1999
  --------------
  RALPH R. PAPITTO

s/ROBERT E. DOLAN ...................   Chief Financial Officer
  ---------------
  ROBERT E. DOLAN                       (Principal Financial
                                        and Accounting Officer)             March 30, 1999


*s/ROBERT A. HURWICH
--------------------
   ROBERT A. HURWICH
   Attorney-in-fact


                                  EXHIBIT INDEX
                                  -------------



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

     (c)(i)

               First Supplemental Indenture dates as of March 17,1998, among Spinnaker, Central Products Company, Entoleter, Inc., Spinnaker Coating, Inc., Spinnaker Coating-Maine, Inc. and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit
               99.6 to the Form 8-K of Spinnaker Industries, Inc. dated as of March 17,1998).

     (d)

               Credit Agreement (the "Spinnaker Credit Agreement") amended as of December 31, 1997, among Central Products, Brown-Bridge and Entoleter, as Borrowers, Spinnaker, as Guarantor, each of the financial institutions listed on Schedule 1 thereto, BT Commercial Corporation, as Agent, Transamerican Business Credit Corporation, as Collateral Agent, and Bankers Trust Company as Issuing Bank (incorporated by reference to Exhibit 99.1 to Registrant's Form 8-K dated October 23, 1996).

     (d)(i)

               Fourth Amendment to the Spinnaker Credit Agreement (incorporated by reference to Exhibit 9.3 to the Form 8-K of Spinnaker Industries, Inc. dated as of March 17,1998).

     (d)(ii)

               Fifth Amendment to the Spinnaker Credit Agreement (incorporated by reference to Exhibit 9.4 to the Form 8-K of Spinnaker Industries, Inc. dated as of March 17,1998).

     (d)(iii)

               Sixth Amendment to the Spinnaker Credit Agreement (incorporated by reference to Exhibit 9.5 to the Form 8-K of Spinnaker Industries, Inc. dated as of March 17,1998).

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

     (f)

               Shareholders Agreement among Capital Communications Company, Inc., Lombardo Communications, Inc. and Lynch Entertainment Corporation II (incorporated by reference to Exhibit 10 of Registrant's Form 8-K, dated March 14, 1994).

     (g)

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

     *(o)

               Directors Stock Plan

     *(p)

               Amended Phantom Stock Plan (incorporated by reference to Exhibit 10(p) to Registrant's Form 10-Q for the year ended September 30,
               1998).

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

               Loan Agreement, dated as of November 6, 1995, between Lynch PCS Corporation A and Aer Force Communications L.P. (now Fortunet Wireless, L.P.) (four similar loan agreements with Fortunet Wireless, L.P. increase the total potential commitment to $41.8 million) (incorporated by reference to Exhibit 10(w) to Registrant's Form 10-K for the year ended December 31, 1995.

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

     (u)(i)(a)

               Correction to Loan Agreement (incorporated by reference by Exhibit 10(u)(i)(a) to Registrant's Form 10-K for the year ended December 31, 1997.

     (u)(ii)

               Pledge and Security Interest Agreement, dated as of August 12, 1996, by and between Gabelli Funds, Inc. Registrant and certain subsidiaries of Registrant (incorporated by reference to Exhibit 10(u)(ii) to Registrant's Form 10-K for the year ended December 31, 1996).

     (u)(iii)

               Letter Agreement, dated as of August 12, 1996, between Rivgam Communicators, L.L.P. and Lynch PCS Corporation G (incorporated by reference to Exhibit 10(u)(ii) to Registrant's Form 10-K for the year ended December 31, 1996).

     (u)(iv)

               Letter Agreement dated as of December 16, 1998 between Rivgam Communicators, L.L.P. and Lynch PCS Corporation G.

     (w)

               Loan Agreement, dated as of August 12, 1996 between Lynch PCS Corporation F and Aer Force Communications B, L.P. (incorporated by reference to Exhibit 10(u)(ii) to Registrant's Form 10-K for the year ended December 31, 1996).

     (x)

               Letter Agreement  between Lynch PCS Corporation G and Bal/Rivgam,
               L.L.C.   (Incorporated   by   reference   to  Exhibit   10(x)  to
               Registrant's Form 10Q for the Quarter ended September 30, 1997).

     (y)

               Letter Agreement, dated January 20, 1998, between Lynch PCS Corporation G and BCK/Rivgam, L.L.C. (incorporated by reference to Exhibit 10(y) to Registrant's Form 10-K for the year ended December 31, 1987).

     *(z)

               Employment Agreement, dated February 2, 1998, between Registrant and Mark Feldman (incorporated by reference to Exhibit 10(z) to Registrant's Form 10-K for the year ended December 31,1997.

10   (a)(a)

               Lease Agreement between Registrant and Gabelli Funds, Inc. (incorporated by reference to Exhibit 10(a)(a) to Registrant's Form 10-Q for the Quarter Ended March 31, 1998).

     (b)(b)(i)

               Asset Purchase Agreement dated as of November 18, 1997, by and between S.D. Warren Company ("Seller") and Spinnaker (incorporated by reference to Exhibit 2.1 to the Form 8-K of Spinnaker Industries, Inc. dated as of March 17,1998).+

     (b)(b)(ii)

               First Amendment to Asset Purchase Agreement dated March 17, 1998, by and between Seller and Spinnaker (incorporated by reference to Exhibit 4.2 to the Form 8-K of Spinnaker Industries, Inc. dated as of March 17,1998).+

     (b)(b)(iii)

               Subordinated Note dated March 17, 1998, issued by Spinnaker to Seller in the original principal amount of $7 million bearing interest at a rate of 10% per annum (incorporated by reference to Exhibit 4.1 to the Form 8-K of Spinnaker Industries, Inc. dated as of March 17,1998).

     (b)(b)(iv)

               Site Separation and Service Agreement dated March 17, 1998, between Seller and Spinnaker (incorporated by reference to Exhibit 99.1 to the Form 8-K of Spinnaker Industries, Inc. dated as of March 17,1998).

     (b)(b)(v)

               Lease  Agreement  dated  March  17,  1998,   between  Seller  and
               Spinnaker (Incorporated by reference to Exhibit 99.2 to the Form 8-K of Spinnaker Industries, Inc. dated as of March 17,1998).

     (c)(c)

               Letter Agreement dated November 11, 1998, between Registrant and Gabelli & Company, Inc.
16

               Letter Re: Change in Certifying Accountant (incorporated by reference to Exhibit 16 to Registrant's Form 8-K, dated March 19,
               1996).

21   Subsidiaries of the Registrant.

23   Consents of Independent Auditors.
         -  Ernst & Young LLP
         -  McGladrey & Pullen, LLP(2)
         -  Deloitte & Touche LLP
         -  Johnson Mackowiak Moore & Myott, LLP - Frederick & Warinner, L.L.C.
         -  Frederick & Warinner, L.L.C.

24   Powers of Attorney.

99   Report of Independent Auditors.
         -        Report of McGladrey & Pullen, LLP on the
                  Financial Statements of Capital

                  Communications  Corporation  for the year ended  December  31,
                  1996.
         - Report of McGladrey & Pullen, LLP on the Financial Statements of Coronet Communications Corporation for the year ended December 31, 1996.
         - Report of Deloitte & Touche LLP on the Financial Statements of Central Products Company for the year ended December 31, 1996.
         - Report of Johnson Mackowiak Moore & Myott, LLP on the Consolidated Financial Statements of Dunkirk & Fredonia Telephone Company for the period November 21, 1996 through December 31, 1996.
         -        Report of Frederick & Warinner, L.L.C.
                  on the Financial Statements of CLR
                  Video, Inc.
--------------------
*    Management contract or compensatory or arrangement.

+ Registrant agrees to furnish a supplemental copy of any omitted schedule to the Securities and Exchange Commission upon request.


The Exhibits listed above have been filed separately with the Securities and Exchange Commission in conjunction with this Annual Report on Form 10-K or have been incorporated by reference into this Annual Report on Form 10-K. Lynch Corporation will furnish to each of its shareholders a copy of any such Exhibit for a fee equal to Lynch Corporation's cost in furnishing such Exhibit. Requests should be addressed to the Office of the Secretary, Lynch Corporation, 401 Theodore Fremd Avenue, Rye, New York 10580.