Form 10-Q
period 1999-03-31
LYNCH CORP
filed 1999-05-17
CIK 61004

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 1-106


                                LYNCH CORPORATION
                                -----------------
             (Exact name of Registrant as specified in its charter)


            Indiana                                               38-1799862
            -------                                               ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


401 Theodore Fremd Avenue, Rye, New York                            10580
-----------------------------------------                           ------
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

      Class                                         Outstanding at May 1, 1999
Common Stock, no par value                                  1,418,248

                                      INDEX

                       LYNCH CORPORATION AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION


Item 1.     Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheet:
               -      March 31, 1999
               -      December 31, 1998 (Audited)

            Condensed Consolidated Statements of Operations:
               -      Three months ended March 31, 1999 and 1998

            Condensed Consolidated Statements of Cash Flows:
               -      Three months ended March 31, 1999 and 1998

            Notes to Consolidated Financial Statements:


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosure About Market Risk



PART II.   OTHER INFORMATION

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K


SIGNATURES

Part 1 - FINANCIAL INFORMATION - Item 1 - Financial Statements

                       LYNCH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        March 31,          December 31,
                                                           1999                1998
(In thousands)                                         (Unaudited)              (A)
                                                        -------------    -------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents ...........................   $     16,708    $     28,153
 Marketable securities and short-term investments ....          1,287             967
 Receivables, less allowances of $736 and $700 .......         44,882          44,173
 Inventories .........................................         31,795          28,396
 Deferred income taxes ...............................         13,580          13,580
 Other current assets ................................          7,844           8,728
 Net current assets of discontinued operations .......         33,642          38,625
                                                         ------------    ------------
    Total current assets .............................        149,738         162,622

PROPERTY, PLANT AND EQUIPMENT:
 Land ................................................          1,919           1,919
 Buildings and improvements ..........................         22,287          22,176
 Machinery and equipment .............................        183,045         180,557
                                                         ------------    ------------
                                                              207,251         204,652
 Less accumulated depreciation .......................        (70,412)        (66,440)
                                                         ------------    ------------
                                                              136,839         138,212

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED          69,710          68,815
 ACQUIRED
INVESTMENTS IN AND ADVANCES TO PCS ENTITIES ..........         11,060          23,360
OTHER ASSETS .........................................         14,451          15,340
NET NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS ....         70,823          71,651
                                                         ------------    ------------
    TOTAL ASSETS .....................................   $    452,621    $    480,000
                                                         ============    ============
LIABILITIES AND SHAREHOLDERS EQUITY:
CURRENT LIABILITIES:
 Notes payable to banks ..............................   $     51,328    $     61,723
 Trade accounts payable ..............................         25,773          22,840
 Accrued interest payable ............................          6,440           3,464
 Accrued liabilities .................................         22,465          22,597
 Customer advances ...................................          4,170           4,402
 Current maturities of long-term debt ................         10,020          10,666
 Net current liabilities of discontinued operations ..         16,573          18,162
                                                         ------------    ------------
    TOTAL CURRENT LIABILITIES ........................        136,769         143,854

LONG-TERM DEBT .......................................        244,680         246,000
DEFERRED INCOME TAXES ................................         16,818          22,378
OTHER LONG-TERM LIABILITIES ..........................          6,891           7,169
MINORITY INTERESTS ...................................         12,652          14,526
NET NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS          6,280           6,280
SHAREHOLDERS' EQUITY
 Common stock, no par or stated value: authorized ....     10,000,000
shares; issued 1,471,191 shares (at stated value) ....          5,139           5,139
ADDITIONAL PAID-IN CAPITAL ...........................          8,300           8,554
RETAINED EARNINGS ....................................         15,780          26,771
ACCUMULATED OTHER COMPREHENSIVE INCOME ...............             42              59
TREASURY STOCK OF 52,943 SHARES AT COST ..............           (730)           (730)
                                                         ------------    ------------
    Total Shareholders' Equity .......................         28,531          39,793
                                                         ------------    ------------
    Total Liabilities and Shareholders' Equity .......   $    452,621    $    480,000
                                                         ============    ============

(A) The Balance Sheet at December 31, 1998 has been derived from the Audited Financial Statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Condensed Consolidated Financial Statements


                       LYNCH CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                         Three Months Ended
(In thousands, except share amounts)                                                          March 31,
                                                                                      1999            1998
                                                                                  ------------    -----------
SALES AND REVENUES
  Multimedia ...................................................................   $    13,387    $    12,932
  Services .....................................................................        35,325         33,971
  Manufacturing ................................................................        46,411         39,505
                                                                                   -----------    -----------
                                                                                        95,123         86,408
Costs and expenses:
  Multimedia ...................................................................         9,585          9,221
  Services .....................................................................        32,312         31,950
  Manufacturing ................................................................        41,771         33,917
  Selling and administrative ...................................................         8,193          7,754
                                                                                   -----------    -----------
OPERATING PROFIT ...............................................................         3,262          3,566

Other income (expense):
Investment income ..............................................................           827            669
Interest expense ...............................................................        (4,885)        (4,215)
Equity in earnings of affiliated companies .....................................            59             73
Reserve for impairment of investment in PCS
 licenses holders ..............................................................       (15,406)          --
Loss on sales of subsidiary stock ..............................................          --              (58)
                                                                                   -----------    -----------
                                                                                       (19,405)        (3,531)
(INCOME) LOSS FROM CONTINUING OPERATIONS BEFORE INCOME
TAXES BEFORE INCOME TAXES, MINORITY INTERESTS,
DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEM .................................       (16,143)            35
Benefit (provision) for income taxes ...........................................         5,533            (15)
Minority interests .............................................................           330             60
                                                                                   -----------    -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEM .................................   $   (10,280)   $        80

Discontinued operations:
  Loss from  discontinued  operations  of  industrial  tape segment of Spinnaker
  Industries (less applicable income tax benefits of $647 and $551 and minority
  interests of $420 and $245) ..................................................          (551)          (516)
                                                                                   -----------    -----------
LOSS BEFORE EXTRAORDINARY ITEM .................................................   $   (10,831)   $      (436)
Loss on early extinguishment of debt, net of income tax
benefit of $105 ................................................................          (160)          --
                                                                                   -----------    -----------
NET LOSS .......................................................................   $   (10,991)   $      (436)
                                                                                   ===========    ===========

Weighted average shares outstanding ............................................     1,418,000      1,418,000
                                                                                   ===========    ===========
BASIC AND DILUTED LOSS PER SHARE:
 Income (loss) from continuing operations before
 discontinued operations and extraordinary item ................................   $     (7.25)   $      0.05
 Loss from discontinued operations .............................................         (0.39)         (0.36)
 Extraordinary item ............................................................         (0.11)          0.00
                                                                                   -----------    -----------
NET LOSS .......................................................................   $     (7.75)   $     (0.31)
                                                                                   ===========    ===========

See Notes to Condensed Consolidated Financial Statements

                       LYNCH CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Three Months Ended
(In thousands, except share amounts)                             March 31,
                                                              1999         1998
                                                           ---------   ---------
OPERATING ACTIVITIES
Net Loss ...............................................   $(10,991)   $   (436)
Adjustment to reconcile net loss to net cash provided by
operating activities:
 Depreciation and amortization .........................      5,028       4,450
 Amortization of deferred financing charges ............        205         156
 Extraordinary charge on early extinguishment of
  debt, net ............................................        160        --
 Net effect of purchase and sales of trading securities        (320)        338
 Deferred taxes ........................................     (5,238)       --
 Share of operations of affiliated companies ...........        (59)        (73)
 Minority interests ....................................       (330)        (60)
 Loss on sale of stock by subsidiaries .................       --            58
 Reserve for impairment of investment in PCS
  licenses holders .....................................     15,406        --
 Changes in operating assets and liabilities:
    Receivables ........................................       (709)       (269)
    Inventories ........................................     (3,399)      1,168
    Accounts payable and accrued liabilities ...........      5,604       4,046
    Other ..............................................        165      (1,802)
 Discontinued operations: non-cash charges and
  working capital changes ..............................      4,546       2,645
                                                           --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ..............     10,068      10,221
INVESTING ACTIVITIES
Capital expenditures ...................................     (3,037)     (3,195)
Investment in Personal Communications Services .........     (3,106)       --
Investment in Spinnaker Coating-Maine ..................       --       (44,770)
Other ..................................................       (539)       (781)
Investing activities of discontinued operations ........       (671)     (1,226)
                                                           --------    --------
NET CASH USED IN INVESTING ACTIVITIES ..................     (7,353)    (49,972)
                                                           --------    --------

FINANCING ACTIVITIES
Issuance (repayments) of long-term debt ................    (12,361)     30,081
Deferred financing costs ...............................       (123)       --
Sale of treasury stock .................................       --            90
Other ..................................................     (1,603)        552
Financing activities of discontinued operations ........        (73)       --
                                                           --------    --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ....    (14,160)     30,723
                                                           --------    --------

Net decrease in cash and cash equivalents ..............    (11,445)     (9,028)
Cash and cash equivalents at beginning of period .......     28,153      33,557
                                                           --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .............   $ 16,708    $ 24,529
                                                           ========    ========

See Notes to Condensed Consolidated Financial Statements


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------

A.     Subsidiaries of the Registrant
--     ------------------------------
                                                 Owned by
Subsidiary                                        Lynch
----------                                         -----

Brighton Communications Corporation .........     100.0%
  Lynch Telephone Corporation IV ............     100.0%
    Bretton Woods Telephone Company .........     100.0%
    World Surfer, Inc. ......................     100.0%
  Lynch Kansas Telephone Corporation ........     100.0%
  Lynch Telephone Corporation VI ............      98.0%
    JBN Telephone Company, Inc. .............      98.0%
      JBN Finance Corporation ...............      98.0%
    Giant Communications, Inc. ..............     100.0%
    Lynch Telephone Corporation VII .........     100.0%
      USTC Kansas, Inc. .....................     100.0%
       Haviland Telephone Company, Inc. .....     100.0%
         Haviland Finance Corporation .......     100.0%
  DFT Communications Corporation ............     100.0%
    Dunkirk & Fredonia Telephone Company ....     100.0%
      Cassadaga Telephone Company ...........     100.0%
        Macom, Inc. .........................     100.0%
      Comantel, Inc. ........................     100.0%
        Erie Shore Communications, Inc. .....     100.0%
        D&F Cellular Telephone, Inc. ........     100.0%
    DFT Long Distance Corporation ...........     100.0%
    DFT Local Service Corporation ...........     100.0%
LMT Holding Corporation .....................     100.0%
 Lynch Michigan Telephone Holding Corporation     100.0%
    Upper Peninsula Telephone Company .......     100.0%
    Alpha Enterprises Limited ...............     100.0%
        Upper Peninsula Cellular North, Inc.      100.0%
        Upper Peninsula Cellular South, Inc.      100.0%

Global Television, Inc. .....................     100.0%

Inter-Community Acquisition Corporation .....     100.0%

Home Transport Service, Inc. ................     100.0%

Lynch Capital Corporation ...................     100.0%

Lynch Entertainment Corporation .............     100.0%
Lynch Entertainment Corporation II ..........     100.0%

Lynch International Exports, Inc. ...........     100.0%

Lynch Manufacturing Corporation .............     100.0%
  Lynch Display Technologies, Inc. ..........     100.0%

                                                                    Page 7 of 21

                                                 Owned by
Subsidiary                                        Lynch
----------                                         -----

    Lynch Systems, Inc. .....................      91.0%
      Lynch International Holding Corporation      91.0%
      Lynch-AMAV LLC ........................      68.2%
 M-tron Industries, Inc. ....................      91.0%
   M-tron Industries, Ltd. ..................      91.0%
 Spinnaker Industries, Inc. .................      61.2%



    Entoleter, Inc. .........................      61.2%
    Spinnaker Coating, Inc. .................      61.2%
      Spinnaker Coating-Maine, Inc. .........      61.2%
    Central Products Company ................      61.2%

    Spinnaker Electrical Tape Company .......      61.2%

Lynch Multimedia Corporation ................     100.0%
  CLR Video, L.L.C ..........................      60.0%

The Morgan Group, Inc. ......................   70.0%(V)/55.4%(O)
  Morgan Drive Away, Inc. ...................   70.0%(V)/55.4%(O)
    Transport Services Unlimited, Inc. ......   70.0%(V)/55.4%(O)
  Interstate Indemnity Company ..............   70.0%(V)/55.4%(O)
  Morgan Finance, Inc. ......................   70.0%(V)/55.4%(O)
  TDI, Inc. .................................   70.0%(V)/55.4%(O)
    Home Transport Corporation ..............   70.0%(V)/55.4%(O)
    MDA Corporation .........................   70.0%(V)/55.4%(O)

Lynch PCS Communications Corporation ........     100.0%
  Lynch PCS Corporation A ...................     100.0%
  Lynch PCS Corporation F ...................     100.0%
  Lynch PCS Corporation G ...................     100.0%
  Lynch PCS Corporation H ...................     100.0%

Lynch Interactive Corporation ...............     100.0%
Lynch Telecommunications Corporation ........     100.0%
  Lynch Telephone Corporation ...............      83.1%
    Western New Mexico Telephone Company, Inc.     83.1%
    Interactive Networks Corporation ........      83.1%
    WNM Communications Corporation ..........      83.1%
    Wescel Cellular, Inc. ...................      83.1%
      Wescel Cellular of New Mexico, L.P. ...      42.4%
    Wescel Cellular, Inc. II ................      83.1%
      Northwest New Mexico Cellular, Inc. ...      40.6%
      Northwest New Mexico Cellular of New Mexic   20.7%
        Enchantment Cable Corporation .......      83.1%
 Lynch Telephone Corporation II .............     100.0%
   Inter-Community Telephone Company ........     100.0%
     Inter-Community Telephone Company II ...     100.0%
Inter-Community Acquisition Corporation
   Valley Communications, Inc. ..............     100.0%
 Lynch Telephone Corporation III ............      81.0%
   Cuba City Telephone Exchange Company .....      81.0%
   Belmont Telephone Company ................      81.0%

 Notes: (V)=Percentage voting control; (O)=Percentage of equity ownership

B.    Basis of Presentation
--    ---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

C.    Discontinued Operations
--    -----------------------

On April 12, 1999, the Company's 61% owned subsidiary, Spinnaker Industries, Inc. reached a definitive agreement to sell its two industrial tape units, Central Products Company and Spinnaker Electrical, which comprise its industrial tape segment to Intertape Polymer Group, Inc. ("Intertape"), for approximately $105 million and 300,000 seven-year warrants to purchase shares of Intertape common stock at $35.00 each. Spinnaker expects to recognize a gain on the transactions. The transactions are subject to certain conditions, including U.S. government approval. As a result, the Company's industrial tape segment is being reported as discontinued operations in the accompanying condensed consolidated financial statements. Accordingly, operating results of the industrial tape segment have been segregated from continuing operations and reported as a separate line item on the statement of operations.

Lynch has restated its prior year financial statements to present the operating results of the industrial tape segment as a discontinued operation. The industrial tape segment's net sales were $29.5 million and $28.8 million for the three month period ended March 31, 1999 and 1998, respectively, and $121.8 million, $119.7 million and $124.1 million for the fiscal years ended December 31, 1998, 1997, and 1996, respectively.

The net assets of the industrial tape businesses of Spinnaker included in the accompanying condensed consolidated balance sheets as of March 31, 1999 and December 31, 1998 consist of the following (in thousands):

                                                                                March 31,   December 31,
                                                                                  1999         1998
                                                                                ----------  -----------
Accounts receivable, net .......................................................   $13,423   $14,815
Inventories, net ...............................................................    14,539    18,167
Prepaids and other .............................................................     5,680     5,643
                                                                                   -------   -------
Current assets of discontinued operations ......................................   $33,642   $38,625

Property, plant and equipment, net .............................................   $47,679   $48,312
Goodwill and other assets ......................................................    23,144    23,339
                                                                                   -------   -------
Non-current assets of discontinued operations ..................................    70,823    71,651

Accounts payable ...............................................................   $12,995   $13,720
Accrued liabilities ............................................................     3,578     4,442
                                                                                   -------   -------
Current liabilities of discontinued operations .................................   $16,573   $18,162
Non-current liabilities of discontinued operations .............................   $ 6,280   $ 6,280

The transactions are subject to certain conditions, including government approval.

D.  Acquisitions
--  ------------


On July 30, 1998, the Company's subsidiary, Spinnaker Industries, Inc. acquired tesa tape, inc.'s pressure sensitive electrical tape product line and its Carbondale, Illinois manufacturing plant (the "tesa tape Acquisition"). The purchase price totaled $10.7 million plus transaction costs, comprised of 200,000 shares of Spinnaker common stock (subject to adjustment) valued at $3.7 million, $4.5 million in term debt, $2.0 million in cash, and a $0.5 million subordinated note. The acquired business produces electrical tape for insulating motors coils and transformers for customers in Europe, Canada and the U.S.

On March 17, 1998, Spinnaker Coating-Maine, Inc. acquired the pressure sensitive adhesive-backed label stock business of S.D. Warren. The purchase price was approximately $51.8 million, plus the assumption of certain liabilities and was funded by issuing the seller a convertible subordinated note of $7.0 million with the remainder funded by Spinnaker's revolving credit facility. As a result of this transaction, the Registrant recorded approximately $21.3 million in goodwill which is being amortized over 30 years.

All of the above acquisitions were accounted for as purchases, and accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair market values.

The operating results of the acquired companies are included in the Consolidated Statement of Operations from their respective acquisition dates. The following unaudited proforma information shows the results of the Registrant's operations as though the acquisition of S.D. Warren's adhesive-backed label stock business had been made at the beginning of 1998.


                                                            Three Months Ended
                                                                 March 31
(In thousands, except per share data)                      1999        1998
                                                        ---------   ----------
Sales and Revenues ...................................   $ 95,123    $ 98,522
Operating Profit .....................................      3,262       4,209

Income (Loss) from Continuing Operations Before
  Income Taxes and Minority Interest .................    (16,144)       (281)

Net Income (Loss) from Continuing Operations .........    (10,280)        198
Net Income (Loss) ....................................    (10,991)       (318)
Net Income (Loss) Per Share ..........................      (7.75)      (0.23)
Net Income (Loss) from Continuing Operations Per Share      (7.25)       0.14


E.    Inventories
--    -----------

Inventories are stated at the lower of cost or market value. At March 31, 1999, inventories were valued by three methods: last-in, first-out (LIFO) - 15%, specific identification - 82%, and first-in, first-out (FIFO) - 3%. At December 31, 1998, the respective percentages were 15%, 82%, and 3%.


                               (In Thousands)
                            3/31/99  12/31/98
                            -------  --------

Raw material and supplies   $ 9,108   $ 7,711
Work in process .........     2,416     1,273
Finished goods ..........    20,271    19,412
                            -------   -------
  Total Inventories .....   $31,795   $28,396

                            =======   =======

F.     Indebtedness
--     ------------

On a consolidated basis, at March 31, 1999, the Registrant maintains short-term and long-term lines of credit facilities totaling $113.2 million, of which $28.8 million was available. The Registrant (Parent Company) maintains $20 million short-term line of credit facilities, of which $11.4 million was available at March 31, 1999. A $10.0 million facility will expire on June 30, 1999 and a $10.0 million facility will expire on December 29, 1999. Spinnaker Industries, Inc. maintains revolving lines of credit at its subsidiaries which total $65.0 million, of which $11.6 million was available at March 31, 1999. The Morgan Group maintains lines of credit totaling $20.0 million, of which $3.3 million was available at March 31, 1999. These facilities, as well as facilities at other subsidiaries of the Registrant, generally limit the credit available under the lines of credit to certain variables, such as inventories and receivables, and are secured by the operating assets of the subsidiary, and include various financial covenants. Due to certain of these restrictive covenants and working capital requirements of the subsidiaries, cash distributions from the subsidiaries are limited. At March 31, 1999, $28.2 million of these total facilities expire within one year.

In general, the long-term debt credit facilities are secured by property, plant and equipment, inventory, receivables and common stock of certain subsidiaries and contain certain covenants restricting distributions to the Registrant.

Long term debt consists of:                                                         3/31/99     12/31/98
                                                                                  -----------  -----------


Spinnaker Industries, Inc. 10.75% Senior Secured Note
 due 2006 ......................................................................   $ 115,000    $ 115,000

Rural  Electrification  Administration and Rural Telephone Bank notes payable in equal quarterly  installments through 2027 at fixed interest rates ranging from
 2% to 7.5% (4.8% weighted average) ............................................      49,345       45,264

Bank Credit  facilities  utilized by certain  telephone  and  telephone  holding companies through 2009, $14.9 million at variable interest rates averaging 6.7%
 and $29.5 million at fixed interest rates averaging 8.7% ......................      44,412       50,623

Unsecured notes issued in connection  with  acquisitions at fixed interest rates
 averaging 9.2% with maturities through 2006 ...................................      35,743       35,503

Other ..........................................................................      10,200       10,276
                                                                                   ---------    ---------
                                                                                     254,700      256,666
Current Maturities .............................................................     (10,020)     (10,666)
                                                                                   ---------    ---------
                                                                                   $ 244,680    $ 246,000
                                                                                   =========    =========

Proceeds from the sale of Central Products Company are anticipated to satisfy transactions costs and repay certain of the working capital revolver debt including above under caption "Unsecured notes issued in connection with acquisitions," the balance of the proceeds would be available to invest in any business, capital expenditure or other tangible asset in the Permitted Businesses, as defined in the Indenture. Any proceeds not so invested within 270 days after the closing of the sale or not used to permanently reduce indebtedness (other than subordinated debt) shall be used to repurchase the Senior Notes on a pro rata basis as required by the Indenture.

The proceeds from the sale of Spinnaker Electrical, an unrestricted subsidiary, will repay certain term debt and working capital revolver debt collateralized by the assets of Spinnaker Electrical. The remaining net proceeds will be used for general purposes, which may include purchasing Senior Notes in the open market where the Senior Notes trade at a substantial discount from the principal amount.

G.       Wireless Communications
--       -----------------------

A Lynch subsidiary has loans to and a 49.9% limited partnership interest in Fortunet Communications, L.P. ("Fortunet"). Fortunet's only assets consist of three 15MHz personal communications licenses covering an area with a population of 785,000 that were acquired in the C-Block auction held by the Federal Communications Commission ("FCC"). In that auction, Fortunet acquired 30MHz licenses in these markets, but on June 8, 1998, under FCC restructuring options, it returned 15MHz of the original 30MHz acquired. On April 15, 1999, the FCC completed the reauction of all the C- Block licenses that were returned to it since the original C-Block auction, including the three 15MHz licenses that Fortunet returned. In that reauction, the successful bidders paid a total of $2.7 million for the three licenses as compared to the $18.7 million carrying amount of Lynch's investment in Fortunet. Accordingly, during the quarter ended March 31, 1999, Lynch has recorded a write down of $15.4 million in its investment in Fortunet to reflect the amount bid for similar licenses in the reauction, plus an additional $0.7 million of capitalized expenses and interest.

H.    Loss on sale of subsidiary stock
--    --------------------------------

During the first quarter of 1998, as a result of the exercise of a portion of the stock warrants held by the management of Spinnaker, the Registrant recorded a loss of $58,000 ($34,000 net of income tax, or $0.02 per share).

I.     Earnings per share
--     ------------------

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

The components of comprehensive income, net of tax, for the three months ended March 31, 1999 and 1998 are as follows:

                                          1999        1998
                                       --------    ---------
Net loss ...........................   $(10,991)   $   (436)
Unrealized gain (loss) on securities        (17)        423
                                       --------    --------
 Comprehensive income (loss) .......   $(11,008)   $    (13)

The components of accumulated other comprehensive income, net of related tax, at March 31, 1999 and December 31, 1998 are as follows:


                                       1999    1998
                                       -----  ------
Unrealized gain (loss) on securities   $(17)   $ 59
                                       ----    ----
Accumulated comprehensive income ...   $ 42    $ 59
                                       ====    ====

J.       Segment Information
--       -------------------

The Company is principally engaged in three business segments: multimedia, services and manufacturing. The Company measures performance of its segments primarily by revenues, operating profit and EBITDA before corporate allocation (operating profit before depreciation, amortization and allocated corporate expenses). Identifiable assets of each segment have not changed materially since December 31, 1998.

                                                          Three Months Ended
                                                              March 31,
                                                           1999         1998
                                                        ---------   ----------
Revenues:
Multimedia ...........................................   $ 13,387    $ 12,932
Services .............................................     35,325      33,971
Manufacturing:
  Adhesive-backed label stock ........................     38,591      28,873
  Other manufacturing ................................      7,820      10,632
                                                         --------    --------
  Total manufacturing ................................     46,411      39,505
                                                         --------    --------
Consolidated total ...................................   $ 95,123    $ 86,408
                                                         ========    ========

EBITDA (before corporate allocation):
Multimedia ...........................................   $  7,127    $  6,995
Services .............................................        659         (27)
Manufacturing:
  Adhesive-backed label stock ........................      1,910       2,119
  Other manufacturing ................................         60         856
  Corporate manufacturing expenses ...................       (683)       (533)
                                                         --------    --------
  Total manufacturing ................................      1,287       2,442
Corporate expenses, gross ............................       (783)     (1,394)
                                                         --------    --------
Consolidated total ...................................   $  8,290    $  8,016
                                                         ========    ========

Operating profit:
Multimedia ...........................................   $  3,583    $  3,542
Services .............................................        325        (347)
Manufacturing:
  Adhesive-backed label stock ........................        799       1,551
  Other manufacturing ................................       (269)        541
  Corporate manufacturing expenses ...................       (720)       (582)
                                                         --------    --------
  Total manufacturing ................................       (190)      1,510
Unallocated corporate expense ........................       (456)     (1,139)
                                                         --------    --------
Consolidated total ...................................   $  3,262    $  3,566
                                                         ========    ========

Total operating profit for reportable segments .......   $  3,262    $  3,566
Other profit or loss:
  Investment income ..................................        827         669
  Interest expense ...................................     (4,885)     (4,215)
Equity in earnings of affiliated companies ...........         59          73
Reserve for impairment in investment in PCS
 license holders .....................................    (15,406)          0
Gain on sale of subsidiary stock .....................          0         (58)
 operating assets
                                                         --------    --------
Income (loss) from continuing operations before income
 taxes, minority interests and extraordinary item ....   $(16,143)   $     35
                                                         ========    ========


Shareholders' Equity
--------------------

In December 1996, the Company's Board of Directors announced that it is examining the possibility of splitting, through a "spin-off." either its communications operations or its manufacturing operations. A spin-off could improve management focus, facilitate and enhance financings and set the stage for future growth, including acquisitions. A split could also help surface the underlying values of the Company as the different business segments appeal to differing "value" and "growth" cultures in the investment community. There are a number of matters to be examined in connection with a possible spin-off, and there is no assurance that such a spin-off will be effected.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Sales and Revenues
------------------

Revenues for the first quarter of 1999 increased by $8.7 million or 10%, to $95.1 million, from the first quarter of 1998. Within the operating segments: multimedia, whose revenues increased by 3.5%, contributed $0.5 million to the increase; services, whose revenues increased by 4%, contributed $1.4 million to the increase; and manufacturing, whose revenues increased by 17%, contributed $6.9 million to the overall increase.

Multimedia revenues grew due primarily to growth in both telecommunication services as well as the provision of non-traditional telephone services such as Internet. Morgan's revenues grew due to growth in Specialized Outsourcing Services whose revenues increased by 14%. Within the manufacturing group, revenues for Spinnaker increased by $9.5 million, or 31% from first quarter 1998. Spinnaker completed the acquisition of S.D. Warren's pressure sensitive adhesive-backed label stock business on March 18, 1998, which primarily accounted for the revenue increase in Spinnaker. This operation contributed $14.3 million in 1999 versus $2.5 million in 1998. Lynch Systems, Inc., reflecting lack of orders for extra-large glass press machines which, during the quarter, were not offset by orders for other products, was $0.6 million as compared to $2.5 million in 1998. Revenues at M-tron Industries, Inc. were $5.4 million, down from $6.3 million in 1998 reflecting overall industry shortfall in orders which began in 1998 and continued until a recent turnaround.

Operating profit for the first quarter of 1999 decreased by $0.3 million to $3.3 million, from the first quarter of 1998 due to operating profit shortfall in the manufacturing group offset by an increase in services. Operating profit in the multimedia segment was flat as a $0.1 million increase in operating profit from operations was offset by additional allocation of corporate overhead. Operating profit of Lynch's manufacturing operations fell by $1.7 million. All manufacturing units were below the previous year. Spinnaker's operating profit from continuing operations fell by $0.8 million due to continued pricing pressure at the adhesive- backed label business and a $0.5 million restructuring change at Spinnaker Coating. Lynch Systems' shortfall of $0.7 million was due to lack of order flow and M-tron's operating profit fell by $0.1 million. Morgan's operating results swung from a loss of $0.3 million in the first quarter of 1998 to a profit of $0.3 million in the first quarter of 1999 due to better pricing and reduction of Morgan's operational cost structure. Net corporate expense was $0.5 million in the first quarter of 1999 as compared to $1.1 million in the first quarter of 1998. Effective September 30, 1998, the Company amended its SAR (stock appreciation rights) Program so that the SARs become exercisable only in the event the price for the Company's shares double from the SAR grant price within five years from the original issuance. The grant prices of the 42,700 SARs currently outstanding range from $63.03 to $84.63. This amendment eliminated the recording of the profit and loss effect from changes in the market price in the Company's common stock until it is probable that the SARs will become exercisable. During the first quarter of 1998, the Company recorded $1.1 million SAR expense as compared to no income or expense in 1999.

Other Income (Expense), Net
---------------------------

Investment income in the first quarter of 1999 of $0.8 million increased by $0.2 million from the first quarter of 1998 due to change in unrealized gains (loss) of marketable securities.

Interest expense increased by $0.7 million to $4.9 million in the first quarter of 1999 from $4.2 million in the first quarter of 1998. The increase was primarily due to the increased debt level resulting from Spinnaker's acquisition of S.D. Warren's pressure sensitive adhesive-backed label stock business on March 17, 1998, plus a reduction in capitalized interest in 1999.

Interest expense from continuing operations is subject to certain matters associated with the use of the net proceeds from the sales of the industrial tape units of Spinnaker, including retirement of senior debt or "permitted investments" as defined under the Indenture. As a result, interest expense, as presented on a historical basis, may not necessarily be indicative of interest expense of continuing operations for the year ended December 31, 1999.

A Lynch subsidiary has loans to and a 49.9% limited partnership interest in Fortunet Communications, L.P. ("Fortunet"). Fortunet's only assets consist of three 15MHz personal communications licenses that were acquired in the C-Block auction held by the Federal Communications Commission ("FCC"). In that auction, Fortunet acquired 30MHz licenses in these markets, but on June 8, 1998, under FCC restructuring options, it returned 15MHz of the original 30MHz acquired. On April 15, 1999, the FCC completed the reauction of all the C-Block licenses that were returned to it since the original C-Block auction, including the three 15MHz licenses that Fortunet returned. In that reauction, the successful bidders paid a total of $2.7 million for the three licenses as compared to the $18.7 million carrying amount of Lynch's investment in Fortunet. Accordingly, for the quarter ended March 31, 1999, Lynch has recorded a write-down of $15.4 million in its investment in Fortunet to reflect the amount bid for similar licenses in the reauction, plus an additional $0.7 million of capitalized expenses and interest.

Tax Provision
-------------

The income tax provision (benefit) includes federal, as well as state and local taxes. The tax provision (benefit) for the three months ended March 31, 1999 and 1998, represent effective tax rates of (34%) and 42%, respectively. The differences from the federal statutory rate are principally due to the effect of state income taxes and amortization of non-deductible goodwill. Of note, no state tax benefit has been provided for the reserve for the impairment of $15.4 million in the investment in PCS license holders.

Minority Interest
-----------------

Minority interests contributed to operating results by $0.3 million in 1999 and $0.1 million in 1998 as increased profitability at the telecommunications operations in which there are minority interest and Morgan did not offset increased losses at Spinnaker.

Discontinued Operations
-----------------------

On April 12, 1999, Spinnaker agreed to sell its two industrial tape units, Central Products Company and Spinnaker Electrical, which comprise its industrial tape segment. Accordingly, operating results of the industrial tape segment have been segregated from continuing operations and reported separately in the statement of operations. In addition, the Company has restated its prior financial statements to present the operating results of the industrial tape segment as a discontinued operation.

Net loss from discontinued operations was higher in 1999 versus 1998 due to losses associated with the tesa tape acquisition which was acquired in 1998.

Net Income/Loss
---------------

Net loss for the three months ended March 31, 1999 was ($11.0) million, or ($7.75) per share, as compared to a net loss of ($0.4) million, or ($0.31) per share in the previous year's quarter. The reserve for the impairment of the investment in PCS license holders was the primary cause for the swing.

Backlog/New Orders
------------------

Total backlog of manufactured products from continuing operations at March 31, 1999 was $17.4 million, which represents an increase of $7.6 million from the backlog of $9.8 million at December 31, 1998. All operating units contributed significant increase to the backlog at March 31, 1999. Included in the backlog for both periods is a $2.4 million cancellation provision, which the customer paid, on an earlier glass press order at Lynch Systems which was subsequently canceled. The customer can use this amount for future orders and if not utilized, reverts to Lynch Systems.

Liquidity/Capital Resources
---------------------------

As of March 31, 1999, the Company had current assets of $149.7 million and current liabilities of $136.8 million. Working capital was therefore $12.9 million as compared to $18.8 million at December 31, 1998. The decrease is primarily due to the pay down of debt.

First quarter capital expenditures were $3.0 million in 1999 and $3.2 million in 1998.

At March 31, 1999, total debt was $306.0 million, which was $12.4 million less than the $318.4 million at the end of 1998 primarily due to principal repayments. Debt at March 31, 1999 included $234.7 million of fixed interest rate debt, at an average cash interest rate of 8.9% and $71.3 million of variable interest rate debt at an average interest rate of 7.7%. Additionally, at March 31, 1999 the Company had $28.8 million in unused short-term lines of credit of which $3.3 million was attributable to Morgan. Spinnaker has $11.6 million available under a long-term line of credit. Certain restrictive covenants within the debt facilities at both Spinnaker and Morgan limit their ability to provide the parent company with significant funding. As of March 31, 1999, the Parent Company had borrowed $8.6 million under short-term lines of credit facilities. The lines currently total $20.0 million. These short-term lines of credit expire June 30, 1999 ($10.0 million) and December 29, 1999 ($10.0 million). Management anticipates that these lines will be renewed for one year but there is no assurance that they will be.

Lynch Corporation maintains an active acquisition program and generally finances each acquisition with a significant component of debt. This acquisition debt contains restrictions on the amount of readily available funds that can be transferred to Lynch Corporation from its subsidiaries.

Registrant is close to an agreement to acquire a rural telephone company in the Midwest with approximately 6,000 access lines at a dollar price comparable to recent acquisitions. The acquisition is not expected to contribute to Registrant's operating results for 1999. There can be no assurance that the agreement will be executed.

The Registrant has been pursuing segmentation of its businesses, through a "spin-off" of its multimedia and services operations, which company is named Lynch Interactive Corporation. A spin-off could improve management focus, facilitate and enhance financings and set the stage for future growth, including acquisitions. A split could also help surface the underlying values of the company and the different business segments appeal to differing "value" and "growth" cultures in the investment community. Although subject to final clearance and approvals, the Registrant expects the proposed spin-off to its shareholders of the stock of Lynch Interactive to be accomplished in the summer of 1999. The Internal Revenue Service has issued a private letter ruling which provides that the proposed spin-off qualifies as tax-free for the Registrant and its shareholders.

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

Due to the integral nature of switching equipment and billing software to their operations, the telecommunications businesses are most effected by the Year 2000 issue. The majority of the telephone companies' switching and billing software is Year 2000 compliant, with the remaining expected to be compliant by the third quarter of 1999. The telecommunications businesses rely on switching equipment and software provided by third party vendors. It is the Company's understanding that the vendors have completed testing of the software and that no additional action by the Company will be required after installation. The telecommunications businesses periodically upgrade switching software in order to remain current with respect to service features. The upgrades provided other enhanced service features as well as included Year 2000 readiness and have been capitalized. Other remediation costs, including internal costs have been charged to expense as incurred. The total cost of Year 2000 remediation for the telecommunications businesses is estimated to be approximately $1.1 million, of which approximately $0.4 million has been spent to date. The telecommunications businesses have not developed a contingency plan and are in the process of determining the needs for such a plan.

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

The assessment phase for the Company's manufacturing businesses is approximately 90% complete. Based upon its identification and assessment efforts to date, the Company has determined that certain of its computer and software used in manufacturing and accounting systems require replacement or modification. Such replacements and modifications are ongoing and estimated to be 80% complete. The Company expects the assessment phase to be completed by June 1999, with testing and remediation complete by September 1999. The total cost of Year 2000 remediation for the manufacturing businesses is estimated to be approximately $0.2 million, of which approximately $0.1 million has been spent to date. A comprehensive contingency plan has not been completed at this time.

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

MARKET RISK

The Company is exposed to market risk relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amounts of interest earned on the Company's cash equivalents and short-term investments (approximately $18.0 million at March 31, 1999). The Company generally finances the debt portion of the acquisition of long-term assets with fixed rate, long-term debt. The Company generally maintains the majority of its debt as fixed rate in nature either by borrowing on a fixed long-term basis or, on a limited basis, entering into interest rate swap agreements. The Company does not use derivative financial instruments for trading or speculative purposes. Management does not foresee any significant changes in the strategies used to manage interest rate risk in the near future, although the strategies may be reevaluated as market conditions dictate.

At March 31, 1999, approximately $71.3 million, or 23% of the Company's long-term debt and notes payable bears interest at variable rates. Accordingly, the Company's earnings and cash flows are affected by changes in interest rates. Assuming the current level of borrowings for variable rate debt and assuming a one percentage point change in the 1999 average interest rate under these borrowings, it is estimated that the Company's first quarter 1999 interest expense would have changed by $0.2 million. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

                            ------------------------

Included in this Management Discussion and Analysis of Financial Condition and Results of Operations and Item 5 below are certain forward looking financial and other information, including without limitation matters relating to the agreement by

Spinnaker to sell its industrial tape units, PCS, a possible spin-off, a possible telephone acquisition, a refinancing/strategic initiative program, harvesting and cost cutting initiatives, Year 2000 matters and Market Risk. It should be recognized that such information are projections, estimates or forecasts based on various assumptions, including without limitation, meeting its assumptions regarding expected operating performance and other matters specifically set forth, as well as the expected performance of the economy as it impacts the Registrant's businesses, government and regulatory actions, and tax consequences. As a result, such information is subject to uncertainties, risks and inaccuracies.

Item 3.           Quantitative and Qualitative Disclosure About Market Risk

                  See "Market Risk" under Item 2 above.

PART II OTHER INFORMATION

Item 5.        Other Information

               On April 12, 1999, Spinnaker Industries, Inc. (AMEX:SKK) Registrant's 61% owned subsidiary, reached a definitive agreement to sell its two industrial tape units, Central Products Company and Spinnaker Electrical Tape Company, which comprised its (and Registrant's) industrial tape segment, to Intertape Polymer Group, Inc. The transactions are subject to certain conditions including U.S. Government approval, which will govern the closing dates. See Footnotes C, D, and F to the "Notes to Condensed Consolidated Financial Statements" and "Management's Discussion and analysis of Financial Condition and Result of Operations" included herein. There can be no assurance that the transactions will be consummated.

               Registrant is close to an agreement to acquire a rural telephone company in the Midwest with approximately 6,000 access lines at a dollar price comparable to recent acquisitions. The acquisition is not expected to contribute to Registrant's operating results for 1999. There can be no assurance that the agreement will be executed.



Item 6.        Exhibits and Reports on Form 8-K

               (a)      Exhibits

               3(d)(iv) -

               Eighth Amendment to Credit Agreement dated as of October 23, 1996, among Central Products Company, Spinnaker Coating, Inc., Spinnaker Coating-Maine, Inc., Entoleter, Inc., the Registrant as guarantor, each of the financial institutions party thereto from time to time, BT Commercial Corporation, as agent, Transamerica Business Credit Corporation, as collateral agent, and Bankers Trust Company as issuing bank (the "Credit Agreement"), made as of December 31, 1998. (Incorporated by reference to Exhibit 99-1 to the Form 10-Q of Spinnaker Industries, Inc. for the quarter ended March 31, 1999.)

               27 - Financial Data Schedule

              (b)     Reports on Form 8-K

                                  None


                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                LYNCH CORPORATION
                                  (Registrant)

                                              By: s/Robert E. Dolan
                                                    Robert E. Dolan
                                                    Chief Financial Officer
May 17, 1999