Form 10-Q
period 1999-06-30
LYNCH CORP
filed 1999-08-16
CIK 61004

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------
(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 1-106


                                LYNCH CORPORATION
                                -----------------
             (Exact name of Registrant as specified in its charter)


            Indiana                                             38-1799862
            -------                                             ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)


401 Theodore Fremd Avenue, Rye, New York                           10580
----------------------------------------                           -----
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code              (914) 921-7601
--------------------------------------------------              --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.

       Class                                       Outstanding at July 31, 199
Common Stock, no par value                                      1,412,383

                                      INDEX

                       LYNCH CORPORATION AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet:
     - June 30, 1999
     - December 31, 1998

Condensed Consolidated Statements of Operations:
     - Three and six months ended June 30, 1999 and 1998

Condensed Consolidated Statements of Cash Flows:
     - Six months ended June 30, 1999 and 1998

Notes to Condensed Consolidated Financial Statements:


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Item 3. Quantitative and Qualitative Disclosure About Market Risk


PART II.    OTHER INFORMATION


Item 5. Other

Item 6. Exhibits and Reports on Form 8-K



SIGNATURES

                                                                     Page
Part 1 - FINANCIAL INFORMATION -
Item 1 - Financial Statements

                       LYNCH CORPORATION AND SUBSIDIARIES
                       -----------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEET
                     -------------------------------------
                                 (In thousands)


                                                                                  June  30        December 31
                                                                                     1999            1998
                                                                                 (Unaudited)          (A)
                                                                                 -----------          ---
ASSETS

CURRENT ASSETS:
   Cash and Cash Equivalents .................................................   $     145         $   1,132
   Receivables, less allowances of $353 and $395 .............................      24,309            25,320
   Inventories ...............................................................      31,477            28,396
   Deferred income tax benefits ..............................................       8,717             9,315
   Other current assets ......................................................         809             1,787
   Current assets of subsidiaries to be distributed to shareholders ..........      50,304            58,047
   Current assets of discontinued operations .................................      31,986            38,625
                                                                                 ---------         ---------
    TOTAL CURRENT ASSETS .....................................................     147,747           162,622

PROPERTY,PLANT AND EQUIPMENT:
   Land .....................................................................          672               672
   Buildings and Improvements ................................................      10,833            12,585
   Machinery and Equipment ...................................................      53,177            51,306
                                                                                 ---------         ---------
                                                                                    64,682            64,563
   Accumulated Depreciation ..................................................     (19,690)          (17,534)
                                                                                 ---------         ---------
                                                                                    44,992            47,029


EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED,NET ....................      22,472            21,075
OTHER ASSETS .................................................................       6,415             7,328
NON - CURRENT ASSETS OF SUBSIDIARIES TO BE
   DISTRIBUTED TO SHAREHOLDERS ...............................................     151,677           170,295
NON - CURRENT ASSETS OF DISCONTINUED OPERATIONS ..............................      69,491            71,651
                                                                                 ---------         ---------
    TOTAL  ASSETS ............................................................   $ 442,794         $ 480,000
                                                                                 =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable to banks ....................................................     $48,078           $59,686
   Trade accounts payable ....................................................      19,392            18,178
   Accrued interest payable ..................................................       2,590             2,575
   Accrued liabilities .......................................................       2,454             3,580
   Customer advances .........................................................       2,714             2,406
   Current maturities of long - term debt ....................................       2,198             2,027
   Current liabilites of subsidiaries to be distributed to shareholders ......      36,272            37,240
   Current liabilites of discontinued operations .............................      15,338            18,162
                                                                                 ---------         ---------
    TOTAL CURRENT  LIABILITIES ...............................................     129,036           143,854

LONG-TERM DEBT ...............................................................     126,380           126,976
DEFERRED INCOME TAXES ........................................................       8,854             9,316
OTHER LONG TERM LIABILITIES ..................................................       1,901             2,182
MINORITY INTERESTS ...........................................................       2,010             3,999
NON - CURRENT LIABILITIES AND MINORITY INTEREST
   OF SUBSIDIARIES TO BE DISTRIBUTED TO SHAREHOLDERS .........................     139,682           147,600
NON - CURRENT LIABILITIES  OF DISCONTINUED OPERATIONS ........................       6,280             6,280

SHAREHOLDERS' EQUITY
   COMMON STOCK,NO PAR VALUE-10,000,000 SHARES
     AUTHORIZED; 1,471,191 shares issued (at stated value) ...................       5,139             5,139
   ADDITIONAL PAID - IN CAPITAL ..............................................       8,298             8,554
   RETAINED EARNINGS .........................................................      16,207            26,771
   ACCUMULATED OTHER COMPREHENSIVE INCOME ....................................         211                59
   TREASURY STOCK OF 58,873 and 52,943 SHARES,AT COST ........................      (1,204)             (730)
                                                                                 ---------         ---------
    TOTAL  LIABILITIES AND SHAREHOLDERS' EQUITY ..............................    $442,794         $ 480,000
                                                                                 =========         =========

(A) The Balance Sheet at December 31,1998 has been derived from the Audited Financial Statements at that date,but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                                                         Page 5
Part 1- FINANCIAL INFORMATION
-----------------------------
Item 1- Financial Statements
----------------------------

                       LYNCH CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 ----------------------------------------------
                                   (UNAUDITED)
                      (In thousands, except share amounts)

                                                                             Three Months                 Six Months
                                                                            Ended June 30               Ended June 30
                                                                       -------------------------------------------------
                                                                         1999         1998            1999         1998
                                                                         ----         ----            ----         ----
SALES AND REVENUES ...............................................
    Manufacturing ................................................       $47,363        $49,058        $93,774        $88,563

Costs and expenses:
    Manufacturing ................................................        41,014         42,186         82,785         76,103
    Selling and administrative ...................................         5,648          5,297         10,594          9,643
                                                                     -----------    -----------    -----------    -----------
OPERATING PROFIT .................................................           701          1,575            395          2,817

Other income (expense):
    Investment Income ............................................             0              0              7             90
    Interest expense .............................................        (2,332)        (2,358)        (4,529)        (3,829)
    Loss on sales of subsidiary stock ............................             0              0              0            (58)
                                                                     -----------    -----------    -----------    -----------
                                                                          (2,332)        (2,358)        (4,522)        (3,797)
                                                                     -----------    -----------    -----------    -----------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME
 TAXES,  MINORITY INTERESTS AND  DISCONTINUED
 OPERATIONS ......................................................        (1,631)          (783)        (4,127)          (980)
Benefit  for income taxes ........................................           645            336          1,637            395
Minority interests ...............................................           486             89          1,015            129
                                                                     -----------    -----------    -----------    -----------
LOSS FROM CONTINUING OPERATIONS BEFORE
DISCONTINUED OPERATIONS ..........................................          (500)          (358)        (1,475)          (456)

Discontinued operations:
     Loss from discontinued operations of industrial
     tape segment of Spinnaker Industries (less
     applicable income tax benefit of $106,$332,
     $753 and $883 and minority interests of
     $138, $365, $558 and $610) ..................................           (21)           (94)          (572)          (610)

     Income (loss) from operations of Lynch Interactive
     Corporation to be distributed to shareholders
     (less income tax (provision) benefit of ($776),
     ($1,583), $3,871 and ($1,656) and minority
     interests of $232, $393, $431, and $373 .....................           948          1,776         (8,517)         1,954


                                                                     -----------    -----------    -----------    -----------
NET INCOME (LOSS) ................................................   $       427    $     1,324    ($   10,564)   $       888
                                                                     ===========    ===========    ===========    ===========

   Weighted average shares outstanding ...........................     1,416,000      1,418,000      1,417,000      1,418,000
                                                                     ===========    ===========    ===========    ===========
Basic and diluted earnings per share:

    Loss from continuing operations before discontinued operations        ($0.35)        ($0.26)        ($1.04)        ($0.32)
    Income (loss) from discontinued operations ...................          0.65           1.19          (6.41)          0.95
                                                                     -----------    -----------    -----------    -----------
NET INCOME (LOSS) ................................................   $      0.30    $      0.93         ($7.46)         $0.63
                                                                     ===========    ===========    ===========    ===========

                        LYNCH CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                   -------------------------------------------
                                   (UNAUDITED)
                                 (In thousands)

                                                                              Six Months Ended
                                                                                   June 30
                                                                           1999             1998
                                                                           ----             ----
OPERATING ACTIVITIES

Net income (loss) ...................................................   ($10,564)          $    888
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization ....................................      2,754              2,238
   Amortization of deferred financing charges .......................        435                312
   Minority interests ...............................................     (1,015)              (129)
   Loss on sale of stock by subsidiaries ............................          0                 58
   Net gain on sale of warehouse                                            (854)                --
   Changes in operating assets and liabilities:
     Receivables ....................................................      1,011              2,580
     Inventories ....................................................     (3,081)               421
     Accounts payable and accrued liabilities .......................        411              2,404
     Other ..........................................................        414             (1,893)
  Discontinued operations - non-cash charges and WC changes .........      6,512              2,849
  Subsidiaries to be distributed to shareholders - non-cash charges ..    (1,075)            (9,649)
                                                                        --------           --------
NET CASH FROM OPERATING ACTIVITIES ..................................     (5,052)                79
                                                                        --------           --------

INVESTING  ACTIVITIES

Capital Expenditures ................................................     (1,895)            (2,166)
Investment in Spinnaker Coating - MAINE .............................          0            (44,770)
Other ...............................................................      1,958              1,059
Investing activities of discontinued operations .....................     (1,022)            (2,920)
Investing activities of subsidiaries to be distributed to shareholders    10,852              3,752
                                                                        --------           --------
NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES .................      9,893            (45,045)
                                                                        --------           --------
FINANCING ACTIVITIES

Issuance of long - term debt ........................................     (4,183)            39,673
Deferred financing costs ............................................       (145)              (793)
Treasury stock transactions .........................................       (474)                 0
Other ...............................................................       (697)               639
Financing activities of discontinued operations .....................        (73)                 0
Financing activities of subsidiaries to be distributed to shareholders      (256)                82
                                                                        --------           --------
NET CASH FROM (USED IN) FINANCING ACTIVITIES ........................     (5,828)            39,601
                                                                        --------           --------
Net decrease  in cash and cash equivalents ..........................       (987)            (5,365)
Cash and cash equivalents at beginning of period ....................      1,132              6,497
                                                                        --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................        145              1,132
                                                                        ========           ========

                   See Notes to Condensed Consolidated Financial Statements.


A.     Subsidiaries of the Registrant

As of June 30, 1999, prior to the effect of the distribution of Lynch Interactive Corporation and the sale of the Industrial Tape Business of Spinnaker Industries, Inc. (see Notes C and D), the Subsidiaries of the Registrant are as follows:

                                                                          Owned by
Subsidiary                                                                  Lynch

Brighton Communications Corporation .............................           100.0%
  Lynch Telephone Corporation IV ................................           100.0%
    Bretton Woods Telephone Company 100.0%
    World Surfer, Inc. ..........................................           100.0%
  Lynch Kansas Telephone Corporation ............................           100.0%
  Lynch Telephone Corporation VI ................................            98.0%
    JBN Telephone Company, Inc. .................................            98.0%
      JBN Finance Corporation ...................................            98.0%
    Giant Communications, Inc. ..................................           100.0%
    Lynch Telephone Corporation VII 100.0%
      USTC Kansas, Inc. .........................................           100.0%
       Haviland Telephone Company, Inc. .........................           100.0%
         Haviland Finance Corporation ...........................           100.0%
  DFT Communications Corporation ................................           100.0%
    Dunkirk & Fredonia Telephone Company ........................           100.0%
      Cassadaga Telephone Company ...............................           100.0%
        Macom, Inc. .............................................           100.0%
      Comantel, Inc. ............................................           100.0%
        Erie Shore Communications, Inc. .........................           100.0%
        D&F Cellular Telephone, Inc. ............................           100.0%
    DFT Long Distance Corporation ...............................           100.0%
    DFT Local Service Corporation ...............................           100.0%
LMT Holding Corporation .........................................           100.0%
 Lynch Michigan Telephone Holding Corporation ...................           100.0%
    Upper Peninsula Telephone Company ...........................           100.0%
    Alpha Enterprises Limited ...................................           100.0%
        Upper Peninsula Cellular North, Inc. ....................           100.0%
        Upper Peninsula Cellular South, Inc. ....................           100.0%

Global Television, Inc. .........................................           100.0%

Inter-Community Acquisition Corporation .........................           100.0%

Home Transport Service, Inc. ....................................           100.0%

Lynch Capital Corporation .......................................           100.0%

Lynch Entertainment Corporation .................................           100.0%
Lynch Entertainment Corporation II ..............................           100.0%

Lynch International Exports, Inc. ...............................           100.0%

Lynch Manufacturing Corporation .................................           100.0%
  Lynch Display Technologies, Inc. ..............................           100.0%
    Lynch Systems, Inc. .........................................            91.0%
      Lynch International Holding Corporation ...................            91.0%
      Lynch-AMAV LLC ............................................            68.2%



                                                                              Owned by
Subsidiary                                                                      Lynch

 M-tron Industries, Inc.                                                         91.0%
   M-tron Industries, Ltd.                                                       91.0%
 Spinnaker Industries, Inc.                                                      61.2%



    Entoleter, Inc.                                                              61.2%
    Spinnaker Coating, Inc.                                                      61.2%
      Spinnaker Coating-Maine, Inc.                                              61.2%
    Central Products Company                                                     61.2%

    Spinnaker Electrical Tape Company                                            61.2%

Lynch Multimedia Corporation                                                    100.0%
  CLR Video, L.L.C.                                                              60.0%

The Morgan Group, Inc.                                                          70.0%(V)/55.4%(O)
  Morgan Drive Away, Inc.                                                       70.0%(V)/55.4%(O)
                                                                                70.0%(V)/55.3%(O)
    Transport Services Unlimited, Inc.                                          70.0%(V)/55.4%(O)
                                                                                70.0%(V)/55.3%(O)
  Interstate Indemnity Company                                                  70.0%(V)/55.4%(O)
                                                                                70.0%(V)/55.3%(O)
  Morgan Finance, Inc.                                                          70.0%(V)/55.4%(O)
                                                                                70.0%(V)/55.3%(O)
  TDI, Inc.                                                                     70.0%(V)/55.4%(O)
                                                                                70.0%(V)/55.3%(O)
    Home Transport Corporation                                                  70.0%(V)/55.4%(O)
                                                                                70.0%(V)/55.3%(O)
    MDA Corporation                                                             70.0%(V)/55.4%(O)
                                                                                70.0%(V)/55.3%(O)

Lynch PCS Communications Corporation                                            100.0%
  Lynch PCS Corporation A                                                       100.0%
  Lynch PCS Corporation F                                                       100.0%
  Lynch PCS Corporation G                                                       100.0%
  Lynch PCS Corporation H                                                       100.0%

Lynch Interactive Corporation                                                   100.0%
Lynch Telecommunications Corporation                                            100.0%
  Lynch Telephone Corporation                                                    83.1%
    Western New Mexico Telephone Company, Inc.                                   83.1%
    Interactive Networks Corporation                                             83.1%
    WNM Communications Corporation                                               83.1%
    Wescel Cellular, Inc.                                                        83.1%
      Wescel Cellular of New Mexico, L.P.                                        42.4%
    Wescel Cellular, Inc. II                                                     83.1%
      Northwest New Mexico Cellular, Inc.                                        40.6%
      Northwest New Mexico Cellular of New Mexico,                               20.7%
L.P.
        Enchantment Cable Corporation                                            83.1%
 Lynch Telephone Corporation II                                                 100.0%
   Inter-Community Telephone Company                                            100.0%
     Inter-Community Telephone Company II                                       100.0%
Inter-Community Acquisition Corporation
   Valley Communications, Inc.                                                  100.0%
 Lynch Telephone Corporation III                                                 81.0%
   Cuba City Telephone Exchange Company                                          81.0%
   Belmont Telephone Company                                                     81.0%

 Notes: (V)=Percentage voting control; (O)=Percentage of equity ownership

B.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

C.    Discontinued Operations

On April 12, 1999, the Company's 61% owned subsidiary, Spinnaker Industries, Inc. reached a definitive agreement to sell its two industrial tape units, Central Products Company and Spinnaker Electrical, which comprise its industrial tape segment to Intertape Polymer Group, Inc. ("Intertape"). The consideration for the sale was approximately $105 million and 300,000 five-year warrants to purchase shares of Intertape common stock at $29.50 each. Spinnaker expects to recognize a gain on the transactions. The agreement to sell Spinnaker Electrical was completed on July 30, 1999 and the agreement to sell Central Products was completed on August 10, 1999. As a result, the Company's industrial tape segment is being reported as discontinued operations in the accompanying condensed consolidated financial statements. Accordingly, operating results of the industrial tape segment have been segregated from continuing operations and reported as a separate line item on the statement of operations.

Lynch has restated its prior year financial statements to present the operating results of the industrial tape segment as a discontinued operation. The industrial tape segment's net sales were $29.3 million and $29.0 million for the three month period ended June 30, 1999 and 1998 and $58.8 million and $57.8 million for the six month period ended June 30, 1999 and 1998, respectively, and $121.8 million, $119.7 million and $124.1 million for the fiscal years ended December 31, 1998, 1997, and 1996, respectively.

The assets and liabilities of the industrial tape businesses of Spinnaker included in the accompanying condensed consolidated balance sheets as of June 30, 1999 and December 31, 1998 consist of the following (in thousands):

                                                         June 30, 1999  Dec. 31, 1998
                                                         -------------  -------------
Accounts receivable, net .................................   $ 13,329   $ 14,815
Inventories, net .........................................     12,355     18,167
Prepaids and other .......................................      6,302      5,643
                                                                -----      -----
Current assets of discontinued operations ................   $ 31,986   $ 38,625
                                                             ========   ========
Property, plant and equipment, net .......................   $ 46,382   $ 48,312
Goodwill and other assets ................................     23,109     23,339
                                                               ------     ------
Non-current assets of discontinued operations ............     69,491     71,651
                                                               ======     ======

Accounts payable..........................................   $ 12,063   $ 13,720
Accrued liabilities ......................................      3,275      4,442
                                                                -----      -----
Current liabilities of discontinued
operations ...............................................    $15,338    $18,162
                                                               =======   =======
Non-current liabilities of discontinued
operations ...............................................    $ 6,280    $ 6,280

D.   Spin Off

On August 12, 1999, the Board of Directors approved a plan to distribute the stock of Lynch Interactive Corporation on a one for one basis to the shareholders of Lynch Corporation ("spin off"). Lynch expects to complete the spin off of Lynch Interactive Corporation about September 1, 1999 (or as promptly thereafter as practicable.) The record date is expected to be August 23, 1999. Pursuant to the spin off, each Lynch shareholder would receive one share of Interactive stock for each share of Lynch owned. Lynch has received a private letter ruling from the Internal Revenue Service that the spin off will be tax free to Lynch shareholders. Interactive has filed an application to list its stock on the American Stock Exchange.

Interactive would own all of Lynch's current multimedia and service businesses while Lynch would retain the manufacturing businesses. Interactive would own the telephone companies, television interests and PCS interests, as well as the 55% equity interest of The Morgan Group, Inc. In addition, Interactive would own a 13.6% equity interest in Spinnaker Industries, Inc. Lynch would own 48% equity in Spinnaker (60.4% of voting interest) after the spin off, as well as M-tron Industries, Inc. and Lynch Systems, Inc.

As a result, the Company's multimedia and services segments are being reported as operations to be distributed to shareholders in the accompanying condensed consolidated financial statements. Accordingly, operating results of Lynch Interactive Corporation have been segregated from continuing operations and reported as a separate line item on the statement of operations.

Lynch has restated its prior year financial statements to present the operating results of Lynch on a comparable basis. Interactive's net sales for the three month period were $54.2 million and $54.9 million and $102.9 million and $101.8 million for the six month period ended June 30, 1999 and 1998, respectively, and $205.1 million, $194.1 million and $106.8 million for the fiscal years ended December 31, 1998, 1997, ad 1996 respectively.

The  net  assets  of  Interactive   included  in  the   accompanying   condensed
consolidated balance sheets as of June 30, 1999 and December 31, 1998 consist of the following:


(In thousands)                                           June 30,     December 31,
                                                           1999          1998
                                                           ----          ----
Cash, cash equivalents and marketable securities .......     $19,255     $27,988
Accounts receivable, net ...............................      19,372      18,853
Deferred income taxes ..................................       4,863       4,265
Prepaids and other .....................................       6,814       6,941
                                                               -----       -----
Current assets of discontinued operations ..............    $ 50,304    $ 58,047
                                                            ========    ========

Property, plant and equipment, net .....................     $88,882     $91,183
Goodwill ...............................................      46,488      47,740
Investment in and advances to PCS license
  holders...............................................       7,960      23,360
Other Assets ...........................................       8,347       8,012
                                                               -----       -----

                                                                       Page 11

(In thousands)                                           June 30,     December 31,
                                                           1999          1998
                                                           ----          ----
Non-current assets of discontinued operations ........     $151,677     $170,295
                                                           ========     ========

Notes payable ........................................     $  3,041     $  2,037
Accounts payable .....................................        5,161        4,662
Accrued liabilities ..................................       20,222       21,902
Current portion of long term debt ....................        7,848        8,639
                                                           --------     --------
Current liabilities of discontinued operations .......       36,272       37,240
                                                           ========     ========
Long term debt .......................................      116,069      119,024
Deferred income tax ..................................        8,087       13,062
Other long term debt .................................        5,723        4,987
Minority interest ....................................        9,803       10,527
Non-current liabilities and minority interest
  of discontinued operations .........................     $139,682     $147,600
                                                           ========     ========

A Lynch subsidiary has loans to and a 49.9% limited partnership interest in Fortunet Communications, L.P. ("Fortunet"). Fortunet's only assets consist of three 15MHz personal communications licenses that were acquired in the C-Block auction held by the Federal Communications Commission ("FCC"). In that auction, Fortunet acquired 30MHz licenses in these markets, but on June 8, 1998, under FCC restructuring options, it returned 15MHz of the original 30MHz acquired. On April 15, 1999, the FCC completed the reauction of all the C-Block licenses that were returned to it since the original C-Block auction, including the three 15MHz licenses that Fortunet returned. In that reauction, the successful bidders paid a total of $2.7 million for the three licenses as compared to the $18.7 million carrying amount of Lynch's investment in Fortunet. Accordingly, for the quarter ended March 31, 1999, Lynch has recorded a write-down of $15.4 million in its investment in Fortunet to reflect the amount bid for similar licenses in the reauction, plus an additional $0.7 million of capitalized expenses and interest leaving a carrying value of $3.4 million.

E.       Acquisitions

On July 30, 1998, the Company's subsidiary, Spinnaker Industries, Inc. acquired tesa tape, inc.'s pressure sensitive electrical tape product line and its Carbondale, Illinois manufacturing plant (the "tesa tape Acquisition"). The purchase price totaled $10.7 million plus transaction costs, comprised of 200,000 shares of Spinnaker common stock (subject to adjustment) valued at $3.7 million, $4.5 million in term debt, $2.0 million in cash, and a $0.5 million subordinated note. The acquired business produces electrical tape for insulating motors coils and transformers for customers in Europe, Canada and the U.S. See Note C concerning sale of industrial tape businesses.

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

The operating results of the S.D. Warren's adhesive-backed label stock business are included in the Consolidated Statement of Operations from its respective acquisition date. The following unaudited proforma information shows the results of the Registrant's operations as though the acquisition of S.D. Warren's adhesive-backed label stock business had been made at the beginning of 1998.

                                                           Six Months Ended
                                                               June 30,
(In thousands, except per share data)                     1999           1998
                                                         --------      --------
Sales and Revenues .................................    $  93,774     $ 100,707
Operating Profit ...................................          395         3,460

Income (Loss) from Continuing Operations Before
  Income Taxes and Minority Interest ...............       (4,127)       (1,296)

Net Income (Loss) from Continuing Operations .......       (1,461)         (322)
Net Income (Loss) from Continuing
  Operations Per Share .............................    $   (1.03)    $   (0.91)

F.    Inventories

Inventories are stated at the lower of cost or market value. At June 30, 1999, inventories were valued by three methods: last-in, first-out (LIFO) - 17%, specific identification - 80%, and first-in, first-out (FIFO) - 3%. At December 31, 1998, the respective percentages were 15%, 82%, and 3%, respectively.

(In Thousands)
                                                        June 30,       Dec. 30,
                                                          1999           1998
                                                       --------        ---------
Raw material and supplies ....................          $10,009          $ 7,711
Work in process ..............................            2,456            1,273
Finished goods ...............................           19,012           19,412
                                                        -------          -------
  Total Inventories ..........................          $31,477          $28,396
                                                        =======          =======

G.     Indebtedness

Spinnaker Industries, Inc. maintains revolving lines of credit at its subsidiaries which total $40 million, of which $4.6 million was available at as of August 10, 1999. These facilities were established subsequent to the sale of Central Products and Spinnaker Electrical. In addition, Lynch maintains other lines of credit totaling $4.4 million. These facilities generally limit the credit available under the lines of credit to certain variables, such as inventories and receivables, and are secured by the operating assets of the subsidiary, and include various financial covenants. Due to certain of these restrictive covenants and working capital requirements of the subsidiaries, cash distributions from the subsidiaries are limited. At June 30, 1999, $4,4 million of these total facilities expire within one year.

In general, the long-term debt credit facilities are secured by property, plant and equipment, inventory, receivables and common stock of certain subsidiaries and contain certain covenants restricting distributions to the Registrant.

Long term debt consists of:                               June 30,      Dec.31,
                                                            1999          1998
                                                          --------    ---------
Spinnaker Industries, Inc. 10.75% Senior Secured
Note due 2006 ........................................   $ 115,000    $ 115,000

Unsecured notes issued in connection with
acquisitions at fixed interest rates averaging 9.6%
with maturities through 2000 .........................       7,500        7,500

Other ................................................       6,078        6,503
                                                         ---------    ---------
                                                           128,578      129,003
Current Maturities ...................................      (2,198)      (2,027)
                                                         ---------    ---------
                                                         $ 126,380    $ 126,976
                                                         =========    =========

Proceeds from the sale of Central Products Company are anticipated to satisfy transactions costs and repay certain of the working capital revolver debt included above under caption "Unsecured notes issued in connection with acquisitions," the balance of the proceeds would be available to invest in any business, capital expenditure or other tangible asset in the Permitted Businesses, as defined in the Indenture. Any proceeds not so invested within 270 days after the closing of the sale or not used to permanently reduce indebtedness (other than subordinated debt) shall be used to repurchase the Senior Notes on a pro rata basis as required by the Indenture.

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

H.    Loss on sale of subsidiary stock

During the first six months of 1998, as a result of the exercise of a portion of the stock warrants held by the management of Spinnaker, the Registrant recorded a loss of $58,000 ($34,000 net of income tax, or $0.02 per share).

I.     Earnings per share

Basic earnings per common share amounts are based on the average number of common shares outstanding during each period, excluding the dilutive effects of options, warrants, and convertible securities.

J.     Comprehensive income

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

The components of comprehensive income, net of tax, for the three and six months ended June 30, 1999 and 1998 are as follows:

                                         Three Months Ended         Six Months Ended
                                               June 30,                 June 30,
                                           1999     1998             1999     1998
                                           ----     ----             ----     ----
Net income (loss) ..................        427      1,324       $(10,564)   $    888
Unrealized gain (loss) on securities        170       --              153         423
                                            ---      ----             ---         ---
 Comprehensive income (loss) .......        597      1,324       $(10,411)   $  1,311
                                            ===      =====       ========    ========

The components of accumulated other comprehensive income, net of related tax, at June 30, 1999 and December 31, 1998 are as follows:

                                              1999     1998
                                              ----     ----
Unrealized gain (loss) on securities .......   211    59
                                               ---    --
Accumulated comprehensive income ...........   211    59
                                               ===    ==


K.       Segment Information

After the pending dividend to shareholders of the stock of Lynch Interactive Corporation, the Company is engaged in the manufacture of adhesive backed label stock and other manufacturing. The Company measures performance of its segments primarily by revenues, operating profit and EBITDA before corporate allocation (operating profit before depreciation, amortization and allocated corporate expenses). Identifiable assets of each segment have not changed materially since December 31, 1998.

General corporate office expenses related to finance and administrative functions including public company compliance reporting, bank and investor relations, taxes and other than income taxes and holding company payroll, historically allocated and charged to the industrial tape segment were reversed and allocated back to continuing operations. These expenses were not considered to be directly attributed to discontinued operations. Expenses allocated back to continuing operations totaled $0.4 million and $0.8 million in the three and six months periods ended June 30, 1999 and 1998.

                                           Three Months Ended     Six Months Ended
                                                June 30               June 30
                                            1999      1998          1999     1998
                                            ----      ----          ----     ----
Revenues:
Manufacturing:
  Adhesive-backed label stock .......   $ 38,065    $ 40,500    $ 76,656    $ 69,373
  Other manufacturing ...............      9,298       8,558      17,118      19,190
                                           -----       -----      ------      ------
  Total manufacturing ...............   $ 47,363    $ 49,058    $ 93,774    $ 88,566
                                        ========    ========    ========    ========
EBITDA (before corporate allocation):
Manufacturing:
  Adhesive-backed label stock .......      2,401       3,583       4,307       5,702
  Other manufacturing ...............       (304)         12        (250)        904
  Corporate manufacturing expenses ..        196        (631)       (477)     (1,200)
                                             ---        ----        ----      ------
  Total manufacturing ...............      2,293       2,964       3,500       5,406
Corporate expenses, gross ...........       (194)        (14)       (390)       (362)
                                            ----         ---        ----        ----
Consolidated total ..................   $  2,099     $ 2,950     $ 3,190     $ 5,044
                                        ========     =======     =======     =======

                                                                     Page 15

                                                 Three Months Ended       Six Months Ended
                                                       June 30,                June 30,
                                                      --------                --------
Operating profit:
Manufacturing:
  Adhesive-backed label stock .................     1,298      2,494      2,091      4,032
  Other manufacturing .........................      (637)      (306)      (900)       284
  Corporate manufacturing expenses ............       154       (680)      (566)    (1,298)
                                                  -------    -------    -------    -------
  Total manufacturing .........................       815      1,508        625      3,018
Unallocated corporate expense .................      (114)        67       (230)      (201)
                                                  -------    -------    -------    -------
Consolidated total ............................   $   701    $ 1,575        395      2,817
                                                  =======    =======    =======    =======

Total operating profit for reportable segments    $   701    $ 1,575        395      2,817
Other profit or loss:
  Investment income ...........................         0          0          7         90
  Interest expense ............................    (2,332)    (2,358)    (4,529)    (3,829)
Gain on sale of subsidiary stock ..............         0          0          0        (58)
 operating assets
                                                  -------    -------    -------    -------
Income (loss) from continuing operations before
income taxes, minority interests and ..........   $(1,631)   $  (783)   $(4,127)   $  (980)
discontinued operations                           =======    =======    =======    =======


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Sales and Revenues

Revenues for the second quarter of 1999 decreased by $1.7 million or 3%, to $47.4 million, from the second quarter of 1998. Revenues for the six months ended June 30, 1999 increased by $5.2 million from the comparable 1998 period reflecting the S.D. Warren acquisition noted below.

Revenues from Spinnaker Industries, Inc. continuing operations fell by $3.2 million between the two quarters due to product technology transition in pressure sensitive label stock area partially offset by higher sales of pressure sensitive postage stock. The market's rapid transition from EDP to thermal transfer paper stock technologies has exceeded management's expectations and as a result caused Spinnaker to experience lower volumes and average selling prices at Coating-Maine, as the market balances quality and performance against lower priced solutions. Unit sales of pressure sensitive postage paper stock continue to be impacted by the uneven ordering pattern of the Bureau of Printing and Engraving. Unit sales of pressure sensitive postage paper stock for the second quarter of 1999 represent an increase approximately 50% from corresponding 1998 period, however on an annual basis is still anticipated to approximate prior year volumes. For the six month period ended June 30, 1999, sales increased by $6.2 million. Spinnaker completed the acquisition of S.D. Warren's pressure sensitive adhesive-backed label stock business on March 18, 1998, revenues of this operation in 1998 prior to Spinnaker's acquisition were $12.1 million. Increased volume as a result of this acquisition offset the revenue decline as a result of the product technology transition discussed above. Revenues at M-tron increased by $1.9 million for the three month period due to increased demand from the telecommunications industry and increased sales of new products.
Revenues for the six month period increased $1.0 million due to the same factors. Lynch Systems' revenues for the second quarter was the same as the prior year at $1.1 million, but for the six months fell by $2.0 million reflecting lack of orders for extra-large glass press machines which, during the first half, were not offset by orders for other products.

Operating profit for the second quarter 1999 declined by $0.9 million from the operating profit in the prior year. Spinnaker's operating profit declined by $0.6 million due to lower volume, reduction in gross margins as a result of the lower pricing noted above as well as the effect of increased Asian imports offset by gains on sale of fixed assets ($0.9 million). These factors also affected the six month period where operating profit fell by $1.5 million.
Including acquisitions adjustments, Spinnaker Coating-Maine recorded $0.6 million operating profit for the period prior to Spinnaker's ownership. M-tron's operating profit increased by $0.3 million due to increased volume and Lynch Systems' operating loss increased during the second quarter by $0.3 million due to sale of lower margined products, and for the six month period also due to sales of lower margined products but predominantly due to a short-fall in order activity.


Other Income (Expense), Net

Interest expense was essentially the same at $2.3 million for the quarter. During the six-month period ended June 30, 1999, interest expense increased by $0.7 million. The increase was primarily due to the increased debt level resulting from Spinnaker's acquisition of S.D. Warren's pressure sensitive adhesive-backed label stock business on March 17, 1998.

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

Tax Provision

The income tax provision (benefit) includes federal, as well as state and local taxes. The tax provision (benefit) for the six months ended June 30, 1999 and 1998, represents effective tax rates of (40%) for both periods. The differences from the federal statutory rate are principally due to the effect of state income taxes and amortization of non-deductible goodwill.

Minority Interest

Minority interests contribution to the net income (loss) increased by $0.4 million in 1999 and $0.9 million, respectively, from the respective prior year periods of 1998 due to the increased net losses at Spinnaker and the January 1, 1999 repurchase of M-tron minority interest.

Discontinued Operations

On August 12, 1999, the Board of Directors approved a plan to distribute the stock of Lynch Interactive Corporation on a one for one basis to the shareholders of Lynch Corporation ("spin off"). Lynch expects to complete the spin off of Lynch Interactive Corporation about September 1, 1999 (or as promptly thereafter as practicable.) The record date is expected to be August 23, 1999. Pursuant to the spin off, each Lynch shareholder would receive one share of Interactive stock for each share of Lynch owned. Lynch has received a private letter ruling from the Internal Revenue Service that the spin off will be tax free to Lynch shareholders. Interactive has filed an application to list its stock on the American Stock Exchange.

Interactive would own all of Lynch's current multimedia and service businesses while Lynch wold retain the manufacturing businesses. Interactive would own the telephone companies, television interests and PCS interests, as well as the 55% equity interest of The Morgan Group, Inc. In addition, Interactive would own a 13.6% equity interest in Spinnaker Industries, Inc. Lynch would own 48% equity in Spinnaker after the spin off, as well as M-tron Industries, Inc. and Lynch Systems, Inc.

As a result, the Company's multimedia and services segments are being reported as operations are to be distributed to shareholders in the accompanying condensed consolidated financial statements. Accordingly, operating results of Lynch Interactive Corporation have been segregated from continuing operations and reported as a separate line item on the statement of operations.

A Lynch subsidiary has loans to and a 49.9% limited partnership interest in Fortunet Communications, L.P. ("Fortunet"). Fortunet's only assets consist of three 15MHz personal communications licenses covering an area with a population of 785,000 that were acquired in the C-Block auction held by the Federal Communications Commission ("FCC"). In that auction, Fortunet acquired 30MHz licenses in these markets, but on June 8, 1998, under FCC restructuring options, it returned 15MHz of the original 30MHz acquired. On April 15, 1999, the FCC completed the reauction of all the C- Block licenses that were returned to it since the original C-Block auction, including the three 15MHz licenses that Fortunet returned. In that reauction, the successful bidders paid a total of $2.7 million for the three licenses as compared to the $18.7 million carrying amount of Lynch's investment in Fortunet. Accordingly, during the quarter ended March 31, 1999, Lynch recorded a write down of $15.4 million in its investment in Fortunet to reflect the amount bid for similar licenses in the reauction, plus an additional $0.7 million of capitalized expenses and interest, to leave a carrying value of $3.4 million. This write-down offset by operating profits caused the loss for the six months ended June 30, 1999.

Effective September 30, 1998, the Company amended its SAR (stock appreciation rights) Program so that the SARs become exercisable only in the event the price for the Company's shares double from the SAR grant price within five year from the original issuance. The grant prices of the 42,700 SARs currently outstanding range from $63.03 to $84.63. This amendment eliminated the recording of the profit and loss effect from changes in the market price in the Company's common stock until it is probable that the SARs will become exercisable. During the second quarter of 1998, the Company recorded $0.7 million SAR income (per-tax) as compared to no income or expense in 1999. SAR expense was $0.4 million in the first six months of 1998.

Lynch has restated its prior year financial statements of present the operating results of Lynch Interactive on a comparable basis. Interactive's net sales were $102.9 million and $101.8 million for the six month period ended June 30, 1999 and 1998, respectively, and $205.1 million, $194.1 million and $106.8 million for the fiscal years ended December 31, 1998, 1997, ad 1996 respectively.

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

Net Income/Loss

Net loss for the six months ended June 30, 1999 was ($10.6) million, or $(7.46) per share, as compared to a net income of $0.9 million, or $1.27 per share in the previous year. The reserve for the impairment of the investment in PCS license holders was the primary cause for the swing.

Net income for the three months ended June 30, 1999 was $0.4 million, or $0.30 per share, lower than net income of $1.3 million, or $0.93 per share, for the same period of 1998 due to lower net operating results at The Morgan Group, Inc. (included in Lynch Interactive), lower investment income at Lynch Interactive and no income for the SAR program in 1999.

Backlog/New Orders

Total backlog of manufactured products from continuing operations at June 30, 1999 was $17.2 million, which represents an increase of $7.4 million from the backlog of $9.8 million at December 31, 1998. All operating units contributed significant increase to the backlog at June 30, 1999. Included in the backlog for both periods is a $2.4 million cancellation provision, which the customer paid, on an earlier glass press order at Lynch Systems which was subsequently canceled. The customer can use this amount for future orders and if not utilized, reverts to Lynch Systems.

FINANCIAL CONDITION

Liquidity/Capital Resources

As of June 30, 1999 excluding amounts attributed to Lynch Interactive and Spinnaker Industries Industrial Tape Business, the Company had current assets of $65.5 million and current liabilities of $77.4 million. Working capital was therefore a negative $11.9 million as compared to $22.5 million at December 31, 1998. The decrease is primarily due to the pay down of debt. Of note, lines of credit currently at Lynch Corporation with outstanding balance of $7.3 million at June 30, 1999 and $15.2 million at December 31, 1998 are expected to be transferred to Lynch Interactive at the time of the distribution. Proceeds from the sale of Spinnaker Industrial Tape Business were used to satisfy transaction costs and repay approximately $18.2 million of the working capital revolver debt. The balance of proceeds from the Central Products Company, approximately $60 million, are available to invest in any business, capital expenditure or other tangible asset in the Permitted Businesses, as defined in the Indenture. Any proceeds not so invested within 270 days after the closing of the Industrial Tape Sale or not used to permanently reduce indebtedness (other than subordinated debt) shall be sued to repurchase the Senior Notes on a pro rata basis as required by the Indenture.

Net proceeds from the sale of Spinnaker Electrical, an unrestricted subsidiary, of approximately $10 million, are unavailable for general purposes, which may include purchasing the Senior Notes in the open market. Other options include acquisitions, capital expenditures to support remaining subsidiaries, and/or repurchase of Spinnaker common stock.

First six months capital expenditures were $1.9 million in 1999 and $2.2 million in 1998.

At June 30, 1999, total debt was $176.7 million, which was $4.1 million less than the $188.7 million at the end of 1998 primarily due to principal repayments. Debt at June 30, 1999 included $123.7 million of fixed interest rate debt, at an average cash interest rate of 10.6% and $45.7 million of variable interest rate debt at an average interest rate of 7.7%. Additionally, the Company had unused lines of credit facilities of which the Spinnaker Credit Facility is a major portion. The Spinnaker Credit Facility is available to fund acquisitions and support periodic fluctuations in working capital. Credit availability under the Spinnaker Credit Facility is subject to certain variables, such as inventory and receivables eligible to be included in the borrowing base. The Company is charged an unused credit fee every month of 0.375% per annum. Outstanding borrowings bear interest at variable rates related to the prime interest rate or LIBOR. At June 30, 1999, the combined effective interest rate in effect was 7.76%. In conjunction with the disposition of Central Products Company, the Spinnaker Credit Facility was refinanced and the aggregate facility was decreased from $60 million to $40 million. The Refinanced Credit Facility will expire December 31, 2001. As of August 10, 1999, aggregate availability under the Refinanced Credit Facility was approximately $30.9 million, of which approximately $17.2 million was outstanding.

Lynch Corporation may make additional acquisitions which will probably be financed with a significant component of debt. This acquisition debt as well as current debt outstanding contains restrictions on the amount of readily available funds that can be transferred to Lynch Corporation from its subsidiaries.

YEAR 2000

The Company has initiated a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing and conducting an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs or programs utilized by vendors to the Company that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculation. The Company's Year 2000 review is being performed primarily by internal staff, and in certain operations is supplemented by outside consultants. The principal Information Technology (IT) systems for the Company's manufacturing companies are sales order entry, shop floor control, inventory control and accounting. The Year 2000 may also impact various non-IT systems, including among other things security systems, HVAC, elevator systems, and communications systems. In addition, each of the Company's businesses may be impacted by the Year 2000 readiness of third party vendors/suppliers.

The assessment phase for the Company's manufacturing businesses is approximately 99% complete. Based upon its identification and assessment efforts to date, the Company has determined that certain of its computer and software used in manufacturing and accounting systems require replacement or modification. Such replacements and modifications are ongoing and estimated to be 90% complete and are expected to be 100% complete in September 1999. The total cost of Year 2000 remediation for the manufacturing businesses is estimated to be approximately $0.2 million, of which approximately $0.1 million has been spent to date. A comprehensive contingency plan has not been completed at this time but is expected to be completed in September 1999.

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

MARKET RISK

The Company is exposed to market risk relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amounts of interest earned on the Company's cash equivalents and short-term investments (approximately $0.1 million at June 30, 1999 (Note: the disposition of Central Products and Spinnaker Electrical is initially expected to generate $75 million of liquid resources). The Company generally finances the debt portion of the acquisition of long-term assets with fixed rate, long-term debt. The Company generally maintains the majority of its debt as fixed rate in nature either by borrowing on a fixed long-term basis or, on a limited basis, entering into interest rate swap agreements. The Company does not use derivative financial instruments for trading or speculative purposes. Management does not foresee any significant changes in the strategies used to manage interest rate risk in the near future, although the strategies may be reevaluated as market conditions dictate.

At June 30, 1999, approximately $45.7 million, or 27% of the Company's long-term debt and notes payable bears interest at variable rates. Accordingly, the Company's earnings and cash flows are affected by changes in interest rates. Assuming the current level of borrowings for variable rate debt and assuming a one percentage point change in the 1999 average interest rate under these borrowings, it is estimated that the Company's second quarter 1999 interest expense would have changed by $0.1 million. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

                            ------------------------

Included in this Management Discussion and Analysis of Financial Condition and Results of Operations and Item 5 below are certain forward looking financial and other information, including without limitation matters relating to Spinnaker, PCS, a possible spin-off, Year 2000 matters and Market Risk. It should be recognized that such information are projections, estimates or forecasts based on various assumptions, including without limitation, meeting its assumptions regarding expected operating performance and other matters specifically set forth, as well as the  expected  performance  of  the  economy  as  it  impacts  the  Registrant's businesses, government and regulatory actions and approvals, and tax consequences. As a result, such information is subject to uncertainties, risks and inaccuracies, which could be material.

Item 3.           Quantitative and Qualitative Disclosure About Market Risk

                  See "Market Risk" under Item 2 above.

PART II OTHER INFORMATION

Item 5. Other

     Lynch Multimedia Corporation, a subsidiary of Registrant, has filed a law suit claiming that it is entitled to a 60% ownership interest in certain cable television franchises in Kansas having approximately 3,000 customers.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

          27 - Financial Data Schedule

     (b) Reports on Form 8-K

          None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                LYNCH CORPORATION
                                  (Registrant)

                                                  By: s/Robert E. Dolan
                                                        Robert E. Dolan
                                                        Chief Financial Officer
August 16, 1999