Form 10-Q
period 1999-09-30
LYNCH CORP
filed 1999-11-15
CIK 61004

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

YES  X    NO

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.

            CLASS                            OUTSTANDING AT OCTOBER 31, 1999
            -----                        ---------------------------------------
Common Stock, no par value                              1,412,383

                                      INDEX

                       LYNCH CORPORATION AND SUBSIDIARIES

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheet:
          -      September 30, 1999
          -      December 31, 1998

          Condensed Consolidated Statements of Operations:
          -      Three and nine months ended September 30, 1999 and 1998

          Condensed Consolidated Statements of Cash Flows:
          -      Nine months ended September 30, 1999 and 1998

          Notes to Condensed Consolidated Financial Statements:

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosure About Market Risk



PART II.    OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

Part 1 - FINANCIAL INFORMATION -
Item 1 - Financial Statements

                       LYNCH CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------
                                 (In thousands)
                                                                            September 30    December 31
                                                                                1999           1998
                                                                             (Unaudited)        (A)
ASSETS                                                                          ----           ----
CURRENT ASSETS:
   Cash and cash equivalents ..............................................   $  78,653    $   1,132
   Receivables, less allowances of $319 and $395 ..........................      24,825       25,320
   Inventories ............................................................      31,959       28,396
   Deferred income tax benefits ...........................................       9,280        9,315
   Other current assets ...................................................         760        1,787
   Net current assets of subsidiaries to be distributed to shareholders ...           0       58,047
   Net current assets of discontinued operations ..........................           0       38,625
                                                                              ---------    ---------
    TOTAL CURRENT ASSETS ..................................................     145,477      162,622

PROPERTY, PLANT AND EQUIPMENT:
   Land ...................................................................         672          672
   Buildings and improvements .............................................      11,007       12,585
   Machinery and equipment ................................................      53,821       51,306
                                                                              ---------    ---------
                                                                                 65,500       64,563
   Accumulated depreciation ...............................................     (20,873)     (17,534)
                                                                              ---------    ---------
                                                                                 44,627       47,029

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED,NET .................      22,289       21,075
OTHER ASSETS ..............................................................      10,261        7,328
NET NON - CURRENT ASSETS OF SUBSIDIARIES TO BE
   DISTRIBUTED TO SHAREHOLDERS ............................................           0      170,295
NET NON - CURRENT ASSETS OF DISCONTINUED OPERATIONS .......................           0       71,651
                                                                              ---------    ---------
    TOTAL  ASSETS .........................................................   $ 222,654    $ 480,000
                                                                              =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable to banks .................................................   $  20,624    $  59,686
   Trade accounts payable .................................................      17,587       18,178
   Accrued interest payable ...............................................       5,623        2,575
   Accrued liabilities ....................................................      16,714        3,580
   Customer advances ......................................................       3,174        2,406
   Current maturities of long - term debt .................................       1,383        2,027
   Net current liabilites of subsidiaries to be distributed to shareholders           0       37,240
   Net current liabilites of discontinued operations ......................           0       18,162
                                                                              ---------    ---------
    TOTAL CURRENT  LIABILITIES ............................................      65,105      143,854

LONG-TERM DEBT ............................................................     122,333      126,976
DEFERRED INCOME TAXES .....................................................       8,476        9,316
OTHER LONG TERM LIABILITIES ...............................................       1,525        2,182
MINORITY INTERESTS ........................................................      11,899        3,999
NET NON - CURRENT LIABILITIES OF SUBSIDIARIES TO BE
DISTRIBUTED TO SHAREHOLDERS ...............................................           0      147,600
NET NON - CURRENT LIABILITIES  OF DISCONTINUED OPERATIONS .................           0        6,280

SHAREHOLDERS' EQUITY
COMMON STOCK,NO PAR VALUE-10,000,000 SHARES
  AUTHORIZED; 1,471,191 shares issued (at stated value) ...................       5,139        5,139
  ADDITIONAL PAID - IN CAPITAL ............................................       8,302        8,554
  RETAINED EARNINGS .......................................................       1,078       26,771
  ACCUMULATED OTHER COMPREHENSIVE INCOME ..................................           0           59
  TREASURY STOCK OF 58,808 and 52,943 SHARES,AT COST ......................      (1,203)        (730)
                                                                              ---------    ---------
  TOTAL SHAREHOLDERS' EQUITY ..............................................      13,316       39,793
                                                                              ---------    ---------
  TOTAL  LIABILITIES AND SHAREHOLDERS' EQUITY .............................   $ 222,654    $ 480,000
                                                                              =========    =========

(A) The Balance Sheet at December 31,1998 has been derived from the Audited Financial Statements at that date,but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                       LYNCH CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 ----------------------------------------------
                                   (UNAUDITED)
                      (In thousands, except share amounts)
                                                                          Three Months                    Nine Months
                                                                       Ended September 30             Ended September 30
                                                                       1999           1998           1999           1998
                                                                       ----           ----           ----           ----
SALES AND REVENUES
    Manufacturing .............................................   $    51,070    $    49,824    $   144,844    $   138,390

Costs and expenses:
    Manufacturing .............................................        45,380         43,485        128,165        119,588
    Selling and administrative ................................         4,677          4,676         15,277         14,399
                                                                  -----------    -----------    -----------    -----------
OPERATING PROFIT ..............................................         1,013          1,663          1,402          4,403

Other income (expense):
    Investment Income .........................................           559              3            572            170
    Interest expense ..........................................        (3,267)        (2,104)        (7,796)        (5,933)
    Gain on sale of stock by subsidiary .......................            --          2,127             --          2,069
                                                                  -----------    -----------    -----------    -----------
                                                                       (2,708)            26         (7,224)        (3,694)
                                                                  -----------    -----------    -----------    -----------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME
TAXES, MINORITY INTERESTS, DISCONTINUED OPERATIONS
AND EXTRAORDINARY ITEM ........................................        (1,695)         1,689         (5,822)           709

Benefit (provision)for income taxes ...........................           700           (706)         2,337           (311)
Minority interests ............................................           378             87          1,393            224
                                                                  -----------    -----------    -----------    -----------
LOSS FROM CONTINUING OPERATIONS BEFORE
DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEM ................          (617)         1,070         (2,092)           622

DISCONTINUED OPERATIONS:
 Income (loss) from operations of Lynch Interactive
 Corporation distributed to shareholders (less income
 tax (provision) benefit of ($803), ($1,033), $3,068
 and ($2,689) and minority interests of $147, $315,
 $578, and $688 ...............................................         1,024          1,433         (7,493)         3,387

 Loss from discontinued operations of industrial tape
 segment of Spinnaker Industries (less applicable income
 tax provision of $315, $308,and $733 and minority interests
 of $403, $558, and $1,013) ...................................             0           (354)          (572)          (972)

Gain on sale of Spinnaker's Industrial tape operations (less
income tax provision of $9,495 and minority interest of $7,013)         7,431              0          7,431              0

EXTRAORDINARY ITEM
 Income on early extinguishment of debt (less income tax
 provision of $73 and minority interest of $60 ................            54              0             54              0
                                                                  -----------    -----------    -----------    -----------
NET INCOME (LOSS) .............................................   $     7,892    $     2,149    ($    2,672)   $     3,037
                                                                  ===========    ===========    ===========    ===========
  Weighted average shares outstanding .........................     1,412,000      1,418,000      1,415,000      1,418,000
                                                                  ===========    ===========    ===========    ===========
Basic and diluted earnings per share:
 Loss from continuing operations before discontinued operations        ($0.44)         $0.75         ($1.48)        ($0.44)
 Income (loss) from Lynch Interactive .........................          0.73           1.01          (5.31)          2.39
 Income (loss) from discontinued operations ...................          5.26          (0.25)          4.85          (0.69)
 Extraordinary item ...........................................          0.04           0.00           0.04           0.00
                                                                  -----------    -----------    -----------    -----------
NET INCOME (LOSS) .............................................   $      5.59    $      1.52    ($     1.89)   $      2.14
                                                                  ===========    ===========    ===========    ===========

                               Lynch Corporation
                               -----------------
               Consendensed Consolidated Statement of Cash Flows
               -------------------------------------------------
                                   Unaudited
                                  In Thousands
                                                                         Nine Months Ended
                                                                            September 30,
                                                                          1999        1998
                                                                          ----        ----
OPERATING ACTIVITIES
Net Income (Loss) ...................................................     (2,672)      3,037
Adjustments to reconcile net income(loss) to cash
  provided by operating activities:
    Income (loss) from operations of Lynch Interactive Corporation ..      7,493      (3,387)
    Loss from operations of industrial tape segment .................        572         972
    Gain on sale of industrial tape segment .........................     (7,431)         --
    Extraodinary item ...............................................        (54)         --
    Depreciation and amortization ...................................      4,226       4,036
    Amortization of deferred financing costs ........................        630         906
    Gain on sale of stock by subsidiary corporation .................         --      (2,082)
    Deferred Taxes ..................................................       (805)        869
    Minority interests ..............................................     (1,393)       (224)
    Gain on sale of fixed assets ....................................       (854)         --
    Changes in operating assets:
      Receivables ...................................................        495       1,037
      Inventories ...................................................     (3,563)      2,366
      Accounts payable and accruals .................................      3,091      (5,933)
      Other .........................................................        418      (2,964)
                                                                        --------    --------
        Cash provided by (used in) operating activities
         of continuing operations ...................................        153      (1,367)

INVESTING ACTIVITIES
Capital Expenditures ................................................     (2,828)     (5,132)
Investment in Spinnaker Coating - Maine .............................         --     (46,907)
Proceeds from sale of industrial tape segment .......................    104,450          --
Proceeds from sale of fixed assets ..................................      2,442          --
Other ...............................................................       (737)        954
                                                                        --------    --------
       Cash provided by (used in) investing activities of
        continuing operations .......................................    103,327     (51,085)

FINANCING ACTIVITIES
Change in notes payable .............................................    (39,026)     28,801
Repayments of long-term debt ........................................     (5,100)     11,735
Deferred financing costs ............................................       (468)       (741)
Other ...............................................................     (1,662)        639
                                                                        --------    --------
       Cash provided by (used in) financing activities of
        continuing operations .......................................    (46,256)     40,434
                                                                        --------    --------
       Cash provided by (used in) activities of continuing operations     57,224     (12,018)
Cash provided by Lynch Interactive Corporation ......................     15,987       8,562
Cash provided by (used in) industrial tape segment ..................      4,310      (1,909)
                                                                        --------    --------
    Increase(decrease) in cash and cash equivalents .................     77,521      (5,365)
Cash and cash equivalents at beginning of perion ....................      1,132       6,497
                                                                        ========    ========
    Cash and cash equivalents at end of period ......................     78,653       1,132
                                                                        ========    ========

A.     SUBSIDIARIES OF THE REGISTRANT
--     ------------------------------

As of  September  30,  1999,  after  the  effect  of the  distribution  of Lynch
Interactive Corporation and the sale of the Industrial Tape Business of Spinnaker Industries, Inc. (see Notes C and D), the Subsidiaries of the Registrant are as follows:

SUBSIDIARY                                                                      OWNED BY LYNCH
----------                                                                      --------------
 Lynch Display Technologies, Inc.                                               100.0%
  Lynch Systems, Inc.                                                            92.0%

    Lynch International Holding Corporation                                      92.0%
    Lynch-AMAV LLC                                                               69.0%

 M-tron Industries, Inc.                                                        100.0%
    M-tron Industries, Ltd.                                                     100.0%
    Spinnaker Industries, Inc.                                                  47.6%(O)/60.4%(V)

      Entoleter, Inc.                                                           47.6%(O)/60.4%(V)
      Spinnaker Coating, Inc.                                                   47.6%(O)/60.4%(V)

        Spinnaker Coating-Maine, Inc.                                           47.6%(O)/60.4%(V)

 Notes: (V)=Percentage voting control; (O)=Percentage of equity ownership

B.    BASIS OF PRESENTATION
--    ---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

The accompanying unaudited condensed consolidated financial statements reflect the Spin Off of Lynch Interactive Corporation ("Interactive") from Lynch Corporation ("Lynch") that occurred in the third quarter of 1999 (see Note D).

C.    DISCONTINUED OPERATIONS
--    -----------------------

In the third quarter of 1999, the Company's 48% owned subsidiary, Spinnaker Industries, Inc. sold its two industrial tape units, Central Products Company and Spinnaker Electrical, which comprise its industrial tape segment to Intertape Polymer Group, Inc. ("Intertape"). The consideration for the sale was approximately $105 million and 300,000 five-year warrants to purchase shares of Intertape common stock at $29.50 each. Spinnaker recognized a gain on the transactions of $24 million before tax and the Registrant recognized a similar gain before tax and minority interests. The agreement to sell Spinnaker Electrical was completed on July 30, 1999 and the agreement to sell Central Products was completed on August 10, 1999. As a result, the Company's industrial tape segment is being reported as discontinued operations in the accompanying condensed consolidated financial statements. Accordingly, operating results of the industrial tape segment have been segregated from continuing operations and reported as a separate line item on the statement of operations.

Lynch has restated its prior year financial statements to present the operating results of the industrial tape segment as a discontinued operation. The industrial tape segment's net sales were $10.7 million and $31.5 million for the three-month period ended September 30, 1999 and 1998 and $69.5 million and $89.3 million for the nine month period ended September 30, 1999 and 1998, respectively, and $121.8 million, $119.7 million and $124.1 million for the fiscal years ended December 31, 1998, 1997, and 1996, respectively.

The assets and liabilities of the industrial tape businesses of Spinnaker included in the accompanying condensed consolidated balance sheet at December 31, 1998 consist of the following (in thousands):

                                                                      DECEMBER 31, 1998
                                                                      -----------------
Accounts receivable, net ........................................        $14,815
Inventories, net ................................................         18,167
Prepaids and other ..............................................          5,643
                                                                         -------
Current assets of discontinued operations .......................        $38,625
                                                                         =======

Property, plant and equipment, net ..............................        $48,312
Goodwill and other assets .......................................         23,339
                                                                         -------
Non-current assets of discontinued operations ...................        $71,651
                                                                         =======

Accounts payable ................................................        $13,720
Accrued liabilities .............................................          4,442
                                                                         -------

Current liabilities of discontinued operations ..................        $18,162
                                                                         =======

Non-current liabilities of discontinued operations ..............        $ 6,280
                                                                         =======

D.   SPIN OFF
--   --------

On August 12, 1999, the Board of Directors approved a plan to distribute the stock of Lynch Interactive Corporation on a one for one basis to the shareholders of Lynch Corporation ("spin off"). Lynch completed the spin off of Lynch Interactive Corporation on September 1, 1999 to stockholders of record on August 23, 1999. Pursuant to the spin off, each Lynch shareholder received one share of Interactive stock for each share of Lynch owned. Lynch had received a private letter ruling from the Internal Revenue Service that the spin off would be tax free to Lynch shareholders. Interactive is listed on the American Stock Exchange under the symbol "LIC."

Interactive owns all of what was Lynch's multimedia and service businesses while Lynch retains the manufacturing businesses. Interactive owns the telephone companies, television interests and PCS interests, as well as the 55% equity interest of The Morgan Group, Inc. In addition, Interactive owns a 13.6% equity interest in Spinnaker Industries, Inc. Lynch owns a 47.6% equity interest in Spinnaker (60.4% of voting interest), as well as M-tron Industries, Inc. and Lynch Systems, Inc. As a result, the Company's multimedia and services segments are being reported as operations distributed to shareholders in the accompanying condensed consolidated financial statements. Accordingly, operating results of Lynch Interactive Corporation have been segregated from continuing operations and reported as a separate line item on the statement of operations.

Lynch has restated its prior year financial statements to present the operating results of Lynch on a comparable basis. Interactive's net sales for the three-month period were $52.9 million and $53.3 million and $155.8 million and $155.1 million for the nine month period ended September 30, 1999 and 1998, respectively, and $205.1 million, $194.1 million and $106.8 million for the fiscal years ended December 31, 1998, 1997, and 1996 respectively.

Lynch Interactive and Lynch have entered into certain agreements governing various ongoing relationships, including the provision of support services and a tax allocation agreement. The tax allocation agreement provides for the allocation of tax attributes to each company as if it had actually filed with the respective tax authority. At the Spin Off, the employees of the corporate office of Lynch Corp. became the employees of Lynch Interactive Corp. and Lynch Interactive Corp. will provide corporate management service to Lynch Corp., which will be charged a management fee for these services.

The  net  assets  of  Interactive   included  in  the   accompanying   condensed
consolidated balance sheets as of December 31, 1998 consist of the following:

                                                                     DECEMBER 31, 1998
(IN THOUSANDS)                                                       -----------------
Cash, cash equivalents and marketable securities .................      $ 27,988
Accounts receivable, net .........................................        18,853
Deferred income taxes ............................................         4,265
Prepaids and other ...............................................         6,941
                                                                        --------
Current assets of subsidiaries to be distributed to ..............      $ 58,047
  shareholders                                                          ========

Property, plant and equipment, net ...............................      $ 91,183
Goodwill .........................................................        47,740
Investment in and advances to PCS license
  holders ........................................................        23,360
Other Assets .....................................................         8,012
                                                                        --------
Non-current assets of subsidiaries to be distributed to ..........      $170,295
  shareholders                                                          ========

Notes payable ....................................................      $  2,037
Accounts payable .................................................         4,662
Accrued liabilities ..............................................        21,902
Current portion of long term debt ................................         8,639
                                                                        --------
Current liabilities of subsidiaries to be distributed to .........      $ 37,240
  shareholders                                                          ========
Long term debt ...................................................      $119,024
Deferred income tax ..............................................        13,062
Other long term debt .............................................         4,987
Minority interest ................................................        10,527
                                                                        --------
Non-current liabilities and minority interest
  of subsidiaries to be distributed to shareholders ..............      $147,600
                                                                        ========

Net assets of approximately $23 million were distributed to Lynch Interactive at the Spin Off.

E.   ACQUISITIONS
--   ------------

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

On March 18, 1998, Spinnaker Coating-Maine, Inc. acquired the pressure sensitive adhesive-backed label stock business of S.D. Warren. The purchase price was approximately $51.8 million, plus the assumption of certain liabilities and was funded by issuing the seller a convertible subordinated note of $7.0 million with the remainder funded by Spinnaker's revolving credit facility. As a result of this transaction, the Registrant recorded approximately $21.3 million in goodwill which is being amortized over 30 years.

All of the above acquisitions were accounted for as purchases, and accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair market values.

The operating results of the S.D. Warren's adhesive-backed label stock business are included in the Consolidated Statement of Operations from its acquisition date. The following unaudited proforma information shows the results of the Registrant's operations as though the acquisition of S.D. Warren's adhesive-backed label stock business had been made at the beginning of 1998.

                                                                 NINE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE DATA)                             SEPTEMBER 1998
                                                                 ----------------
Sales and Revenues ...........................................        $ 150,534
Operating Profit .............................................            5,046

Income (Loss) from Continuing Operations Before

  Income Taxes and Minority Interest .........................           (1,676)

Net Income (Loss) from Continuing Operations .................             (460)
Net Income (Loss) from Continuing
  Operations Per Share .......................................        $   (0.32)


F.   INVENTORIES
--   -----------

Inventories are stated at the lower of cost or market value. At September 30, 1999, inventories were valued by three methods: last-in, first-out (LIFO) - 21%, specific identification - 77%, and first-in, first-out (FIFO) - 2%. At December 31, 1998, the respective percentages were 15%, 82%, and 3%.

(IN THOUSANDS)

                                                      SEPTEMBER 30,    DECEMBER 31,
                                                         1999             1998
                                                       ----------       ----------
Raw material and supplies ....................          $ 9,302          $ 7,711
Work in process ..............................            2,779            1,273
Finished goods ...............................           19,878           19,412
                                                        -------          -------
  Total Inventories ..........................          $31,959          $28,396
                                                        =======          =======

G.   INDEBTEDNESS
--   ------------

Spinnaker Industries, Inc. maintains revolving lines of credit at its subsidiaries which total $40 million, of which $17.9 million was outstanding and $12.2 million was available as of September 30, 1999. These facilities were refinanced in conjunction with the sale of Central Products and Spinnaker Electrical.

In general, the credit facilities are secured by property, plant and equipment, inventory, receivables and common stock of certain subsidiaries and contain certain covenants restricting distributions to the Registrant.

LONG TERM DEBT CONSISTS OF:
                                           SEPTEMBER 30,   DECEMBER 31,
                                               1999           1998
                                          -----------    -----------
Spinnaker Industries, Inc. 10.75% Senior
 Secured Notes due 2006 .................   $ 114,000    $ 115,000

Unsecured notes issued in connection
with  acquisitions at fixed interest rates
averaging 9.6% with maturities
through 2000 ............................        --          7,500

Other ...................................       9,716        6,503
                                            ---------    ---------
                                              123,716      129,003
Current Maturities ......................      (1,383)      (2,027)
                                            ---------    ---------
                                            $ 122,333    $ 126,976
                                            =========    =========

Proceeds from the sale of Central Products Company were used to satisfy transaction costs and repay approximately $18.2 million of the working capital revolver debt. The balance of the proceeds are available to invest in any business, capital expenditure or other tangible asset in the Permitted Businesses, as defined in the Indenture. Any proceeds not so invested within 270 days after the closing of the sale or not used to permanently reduce indebtedness (other than subordinated debt) shall be used to repurchase the Senior Notes on a pro rata basis as required by the Indenture.

The proceeds from the sale of Spinnaker Electrical, an unrestricted subsidiary under the Indenture, were used to repay approximately $6.9 million of certain term debt and working capital revolver debt collateralized by the assets of Spinnaker Electrical. The remaining net proceeds will be used for general purposes, which may include purchasing Senior Notes in the open market. Other options include acquisitions, capital expenditures, and /or repurchase shares of Spinnaker stock.

Interest expense from continuing operations is subject to certain matters associated with the use of the net proceeds from the sales of CPC and Spinnaker Electrical, including retirement of senior debt or "permitted investments" as defined under the Indenture. As a result, interest expense, as presented on a historical basis, may not necessarily be indicative of interest expense of continuing operations for the year ended December 31, 1999.

In conjunction with the Spin Off of Lynch Interactive, lines of credit facilities of $20 million were transferred from the Registrant to Interactive.

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

J.   SEGMENT INFORMATION
--   -------------------

After the distribution to shareholders of the stock of Lynch Interactive Corporation, the Company is engaged in the manufacture of adhesive backed label stock and other manufacturing. The Company measures performance of its segments primarily by revenues, operating profit and EBITDA before corporate allocation (operating profit before income taxes, depreciation, amortization and allocated corporate expenses). Identifiable assets of each segment have not changed materially since December 31, 1998.

EBITDA (before corporate allocation) for operating segments is equal to operating profit before interest, taxes, depreciation, amortization and allocated corporate expenses. EBITDA is presented because it is widely accepted financial indicator of value and ability incur and service debt. EBITDA is not a substitute for operating income or cash flows from operating activities in accordance with generally accepted accounting principles.

Operating profit (loss) is equal to revenues less operating expenses, excluding interest and income taxes. Prior to the Spin Off of Lynch Interactive Lynch allocated a portion of its general corporate expenses to its operating segments. Subsequent to the Spin Off, Lynch Interactive is providing corporate management services to the Registrant and charging a corporate overhead management fee.

General corporate office expenses related to finance and administrative functions including public company compliance reporting, bank and investor relations, taxes and other than income taxes and holding company payroll, historically allocated and charged to the industrial tape segment were reversed and allocated back to continuing operations. These expenses were not considered to be directly attributed to discontinued operations. Expenses allocated back to continuing operations totaled $0.2 million and $1.0 million in the three and nine months periods ended September 30, 1999 and 1998.


                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                    SEPTEMBER 30,                SEPTEMBER 30
                                                  1999          1998           1999       1998
                                               ----------     -----------   ----------  ----------
Revenues:
Manufacturing:
  Adhesive-backed label stock ................   $  39,535    $  41,221    $ 116,191    $ 110,594
  Other manufacturing ........................      11,535        8,603       28,653       27,796
                                                 ---------    ---------    ---------    ---------
  Total manufacturing ........................   $  51,070    $  49,824    $ 144,844    $ 138,390
                                                 ---------    ---------    ---------    ---------
EBITDA (before corporate allocation):
Manufacturing:
  Adhesive-backed label stock ................   $   1,714    $   3,701    $   6,553    $   9,432
  Other manufacturing ........................       1,458           76        1,208          829
  Corporate manufacturing expenses ...........        (498)        (621)      (1,511)      (1,776)
                                                 ---------    ---------    ---------    ---------
  Total manufacturing ........................       2,674        3,156        6,250        8,485
Corporate expenses, gross ....................        (230)         (54)        (622)        (414)
                                                 ---------    ---------    ---------    ---------
Consolidated total ...........................   $   2,444    $   3,102    $   5,628    $   8,071
                                                 =========    =========    =========    =========

Operating profit (loss):
Manufacturing:
  Adhesive-backed label stock ................   $   1,469    $   2,555    $   3,562    $   6,616
  Other manufacturing ........................         389          (90)         343           81
  Corporate manufacturing expenses ...........        (690)        (836)      (2,116)      (2,127)
                                                 ---------    ---------    ---------    ---------
  Total manufacturing ........................       1,168        1,629        1,789        4,570
Unallocated corporate expense ................        (155)          34         (389)        (167)
                                                 ---------    ---------    ---------    ---------
Consolidated total ...........................   $   1,013    $   1,663    $   1,402    $   4,403
                                                 =========    =========    =========    =========
Total operating profit for reportable
   segments ..................................   $   1,013    $   1,663    $   1,402    $   4,403
Other profit or loss:
  Investment income ..........................         559            3          572          170
  Interest expense ...........................      (3,267)      (2,104)      (7,796)      (5,933)
                                                 ---------    ---------    ---------    ---------
Income (loss) from continuing operations
before income taxes, minority interests
and discontinued operations extraordinary item   $  (1,695)   $    (438)   $  (5,822)   $  (1,360)
                                                 =========    =========    =========    =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SALES AND REVENUES
------------------

The accompanying unaudited condensed consolidated financial statements reflect the Spin Off of Lynch Interactive Corporation (Interactive) from Lynch Corporation (Lynch) (Registrant) that occurred in the third quarter of 1999 and also the sale by Spinnaker Industries, Inc. (Spinnaker), a consolidated subsidiary of the Registrant, of its two industrial tape units, Central Products Company and Spinnaker Electrical that also occurred in the third quarter of 1999. Accordingly, the operating results of both Interactive and the industrial tape segment have been segregated from continuing operations of the Registrant and are reported as separate line items on the financial statements as discontinued operations. The comparative amounts for 1998 have also been restated to reflect the above transactions. The ensuing narrative considers these changes and only includes discussions of the Registrant as ti is currently composed.

Revenues for the third quarter of 1999 increased by $1.2 million or 2.5%, to $51.1 million, from the third quarter of 1998. Revenues for the nine months ended September 30, 1999 increased by $6.5 million from the comparable 1998 period reflecting the S.D. Warren acquisition noted below.

Revenues from Spinnaker Industries, Inc. continuing operations fell by $1.2 million between the two quarters due to product technology transition in pressure sensitive label stock and changes in the ordering pattern of pressure sensitive stamps partially offset by higher sales at Entoleter. The market's rapid transition from EDP to thermal transfer paper stock technologies has exceeded management's expectations and as a result caused Spinnaker to experience lower volumes and average selling prices at Coating-Maine, as the market balances quality and performance against lower priced solutions. Unit sales of pressure sensitive postage paper stock continue to be impacted by the uneven ordering pattern of the Bureau of Printing and Engraving. Unit sales of pressure sensitive postage paper stock for the third quarter of 1999 slowed from the earlier 1999 period and the corresponding 1998 period, however on an annual basis is still anticipated to approximate prior year volumes. For the nine-month period ended September 30, 1999, sales increased by $5.0 million. Spinnaker completed the acquisition of S.D. Warren's pressure sensitive adhesive-backed label stock business on March 18, 1998, revenues of this operation in 1998 prior to Spinnaker's acquisition were $12.1 million. Increased volume as a result of this acquisition offset the revenue decline as a result of the product technology transition discussed above. Revenues at M-tron increased by $1.3 million for the three-month period due to increased demand from the telecommunications industry and increased sales of new products. Revenues for the nine-month period increased $2.5 million due to the same factors. Lynch Systems' revenues for the third quarter increased by $1.2 million, but for the nine months fell by $1.1 million reflecting lack of orders for extra-large glass press machines which were not offset by orders for other products.

Operating profit for the third quarter 1999 declined by $0.7 million from the operating profit in the prior year. Spinnaker's operating profit declined by $0.8 million due to lower volume, reduction in gross margins as a result of the lower pricing noted above as well as the effect of increased Asian imports. These factors also affected the nine month period where operating profit fell by $2.4 million, but were offset by gains on sale of fixed assets ($0.8 million). M-tron's operating profit increased by $0.3 million due to increased volume and Lynch Systems' operating loss decreased during the third quarter by $0.1 million due to sale of lower margined products, and for the nine month period also due to sales of lower margined products but predominantly due to a short-fall in order activity.

OTHER INCOME (EXPENSE), NET
---------------------------

Interest income increased for both the three and nine month periods due to the net proceeds after payment of certain debt instruments, approximately $75 million, which are currently invested in short term instruments.

Interest expense was $3.3 million for the quarter and increased from the prior year due to allocations of a portion of the interest associated with the Spinnaker 10.75% Senior Secured Notes Due 2006 to the discontinued industrial tape segment until the time of their sale. During the nine-month period ended September 30, 1999, interest expense also increased by increased debt level resulting from Spinnaker's acquisition of S.D. Warren's pressure sensitive adhesive-backed label stock business on March 17, 1998.

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

TAX PROVISION
-------------

The income tax provision (benefit) includes federal, as well as state and local taxes. The tax provision (benefit) for the nine months ended September 30, 1999 and 1998, represents effective tax rates of (40%) for both periods. The differences from the federal statutory rate are principally due to the effect of state income taxes and amortization of non-deductible goodwill.

MINORITY INTEREST
-----------------

Minority interests contribution to the net income (loss) increased by $0.3 million and $1.2 million for the three and nine month periods, respectively, from the prior year periods of 1998 due to the increased losses from continuing operations at Spinnaker and the January 1, 1999 repurchase of M-tron minority interest.

DISCONTINUED OPERATIONS
-----------------------

On August 12, 1999, the Board of Directors approved a plan to distribute the stock of Lynch Interactive Corporation on a one for one basis to the shareholders of Lynch Corporation ("spin off"). Lynch completed the spin off of Lynch Interactive Corporation on September 1, 1999 to stockholders of record on August 23, 1999. Pursuant to the spin off, each Lynch shareholder received one share of Interactive stock for each share of Lynch owned. Lynch had received a private letter ruling from the Internal Revenue Service that the spin off would be tax free to Lynch shareholders. Interactive has listed its stock on the American Stock Exchange.(LIC)

Interactive owns all of what was Lynch's multimedia and service businesses while Lynch retains the manufacturing businesses. Interactive owns the telephone companies, television interests and PCS interests, as well as the 55% equity interest of The Morgan Group, Inc. In addition, Interactive owns a 13.6% equity interest in Spinnaker Industries, Inc. Lynch owns a 48% equity interest in Spinnaker after the spin off, as well as M-tron Industries, Inc. and Lynch Systems, Inc.

As a result, the Company's multimedia and services segments are being reported as operations distributed to shareholders in the accompanying condensed consolidated financial statements. Accordingly, operating results of Lynch Interactive Corporation have been segregated from continuing operations and reported as a separate line item on the statement of operations.

Lynch has restated its prior year financial statements to present the operating results of Lynch Interactive on a comparable basis. Interactive's net sales were $155.8 million and $155.1 million for the nine month period ended September 30, 1999 and 1998, respectively, and $205.1 million, $194.1 million and $160.8 million for the fiscal years ended December 31, 1998, 1997, ad 1996 respectively.

A Lynch Interactive subsidiary has loans to and a 49.9% limited partnership interest in Fortunet Communications, L.P. ("Fortunet"). Fortunet's only assets consist of three 15Mhz personal communications licenses covering an area with a population of 785,000 that were acquired in the C-Block auction held by the Federal Communications Commission ("FCC"). In that auction, Fortunet acquired 30Mhz licenses in these markets, but on June 9, 1998, under FCC restructuring options, it returned 15Mhz of the original 30Mhz acquired. On April 15, 1999, the FCC completed the reauction of all the C-Block licenses that were returned to it since the original C-Block auction, including the three 15Mhz licenses that Fortunet returned. In that reauction, the successful bidders paid a total of $2.7 million for the three licenses as compared to the $18,7 million carrying amount of Lynch's investment in Fortunet. Accordingly, during the quarter ended March 31, 1999, Lynch recorded a write down of $15.4 million in its investment in Fortunet to reflect the amount bid for similar licenses in the reauction, plus an additional $0.7 million of capitalized expenses and interest, to leave a carrying value of $3.4 million. This write down offset by operating profits caused the loss for the nine months ended September 30, 1999.

In the third quarter of 1999, Spinnaker sold its two industrial tape units, Central Products Company and Spinnaker Electrical, which comprise its industrial tape segment. Accordingly, operating results of the industrial tape segment have been segregated from continuing operations and reported separately in the statement of operations. In addition, the Company has restated its prior financial statements to present the operating results of the industrial tape segment as a discontinued operation.

Lynch has restated its prior year financial statements to present the operating results of the industrial tape segment as a discontinued operation. The industrial tape segment's net sales were $10.7 million and $31.5 million for the three-month period ended September 30, 1999 and 1998 and $69.5 million and $89.3 million for the nine month period ended September 30, 1999 and 1998, respectively, and $121.8 million, $119.7 million and $124.1 million for the fiscal years ended December 31, 1998, 1997, and 1996, respectively.

NET INCOME/LOSS
---------------

Net loss for the nine months ended September 30, 1999 was $(2.7) million, or $(1.89) per share, as compared to a net income of $3.0 million, or $2.14 per share in the nine month period ended September 30, 1998.

Net income for the three months ended September 30, 1999 was $7.9 million, or $5.59 per share, higher than net income of $2.1 million, or $1.52 per share, for the same period of 1998 due primarily to Spinnaker's gain on sale of its industrial tape units.

BACKLOG/NEW ORDERS
------------------

Total backlog of manufactured products from continuing operations at September 30, 1999 was $30.7 million, which represents an increase of $20.9 million from the backlog of $9.8 million at December 31, 1998. All operating units contributed significant increases to the backlog at September 30, 1999. Included in the backlog for both periods is a $2.4 million cancellation provision, which the customer paid, on an earlier glass press order at Lynch Systems which was subsequently canceled. The customer can use this amount for future orders and if not utilized, reverts to Lynch Systems. Included in the backlog at September 30, 1999 is a $14 million order for large glass press machines at Lynch Systems. In connection with this order, Lynch Systems has to obtain a substantial credit facility to protect advances by the customer and for working capital.

FINANCIAL CONDITION
LIQUIDITY/CAPITAL RESOURCES
---------------------------

As of September 30, 1999, the Company had current assets of $145.4 million and current liabilities of $65.1 million. Working capital was therefore $80.3 million as compared to $18.4 million at December 31, 1998. The increase is primarily due to the sale ofthe industrial tape units. Proceeds from the sale of Spinnaker Industrial Tape Business were used to satisfy transaction costs and repay approximately $18.2 million of the working capital revolver debt. The balance of proceeds from the Central Products Company, approximately $60 million, are available to invest in any business, capital expenditure or other tangible asset in the Permitted Businesses, as defined in the Indenture. Any proceeds not so invested within 270 days after the closing of the Industrial Tape Sale or not used to permanently reduce indebtedness (other than subordinated debt) shall be used to repurchase the Senior Notes on a pro rata basis as required by the Indenture.

Net proceeds from the sale of Spinnaker Electrical, an unrestricted subsidiary, were used to repay approximately $6.9 million of term debt and revolving debt. The balance is available for general purposes, which may include purchasing the Senior Notes in the open market. Other options include acquisitions, capital expenditures to support remaining subsidiaries, and/or repurchase of Spinnaker common stock.

First nine months capital expenditures were $2.8 million in 1999 and $5.1 million in 1998.

At September 30, 1999, total debt was $144.3 million, which was $44.4 million less than the $188.7 million at the end of 1998 primarily due to principal repayments. Debt at September 30, 1999 included $123.7 million of fixed interest rate debt, at an average cash interest rate of 10.7% and $20.6 million of variable interest rate debt at an average interest rate of 8%. Additionally, the Company had unused lines of credit facilities of which the Spinnaker Credit Facility is a major portion. The Spinnaker Credit Facility is available to fund acquisitions and support periodic fluctuations in working capital. Credit availability under the Spinnaker Credit Facility is subject to certain variables, such as inventory and receivables eligible to be included in the borrowing base. The Company is charged an unused credit fee every month of 0.375% per annum. Outstanding borrowings bear interest at variable rates related to the prime interest rate or LIBOR. At September 30, 1999, the combined effective interest rate was 8%. In conjunction with the industrial tape sale, the Spinnaker Credit Facility was refinanced and the aggregate facility was decreased from $60 million to $40 million. The Refinanced Credit Facility will expire December 31, 2001. As of September 30, 1999, aggregate availability under the Refinanced Credit Facility was approximately $30.1 million, of which approximately $17.9 million was outstanding.

In conjunction with the Spin Off of Lynch Interactive, lines of credit facilities of $20 million were transferred from the Registrant to Interactive.

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

The assessment phase for the Company's manufacturing businesses is approximately 99% complete. Based upon its identification and assessment efforts to date, the Company has determined that certain of its computer and software used in manufacturing and accounting systems require replacement or modification. Such replacements and modifications are ongoing and estimated to be 90% complete and are expected to be 100% complete in 1999. The total cost of Year 2000 remediation for the manufacturing businesses is estimated to be approximately $0.2 million, of which approximately $0.1 million has been spent to date. A comprehensive contingency plan has not been completed at this time but is expected to be completed in the fourth quarter of 1999.

The estimated costs and projected dates of completion for the Company's Year 2000 program are based on management's estimates and were developed using numerous assumptions of future events, some of which are beyond the Company's control. The Company presently believes that with modifications to existing software and converting to new software, the Year 2000 issue will not pose significant operational problems for the Company as a whole. However, if such modifications and conversions are not completed timely or are ineffective, or if key third parties, suppliers or customers experience Year 2000 problems, the Year 2000 issue may materially and adversely impact the Company's financial condition, results of operations and cash flows.

MARKET RISK

The Company is exposed to market risk relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amounts of interest earned on the Company's cash equivalents and short-term investments (approximately $78.6 million at September 30, 1999). The Company generally finances the debt portion of the acquisition of long-term assets with fixed rate, long-term debt. The Company generally maintains the majority of its debt as fixed rate in nature either by borrowing on a fixed long-term basis or, on a limited basis, entering into interest rate swap agreements. The Company does not use derivative financial instruments for trading or speculative purposes. Management does not foresee any significant changes in the strategies used to manage interest rate risk in the near future, although the strategies may be reevaluated as market conditions dictate.

At September 30, 1999, approximately $20.6 million, or 14% of the Company's long-term debt and notes payable bears interest at variable rates. Accordingly, the Company's earnings and cash flows are affected by changes in interest rates. Assuming the current level of borrowings for variable rate debt and assuming a one percentage point change in the 1999 average interest rate under these borrowings, it is estimated that the Company's third quarter 1999 interest expense would have changed by less than $0.1 million. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

                            ------------------------

Included in this Management Discussion and Analysis of Financial Condition and Results of Operations are certain forward looking financial and other information, including without limitation matters relating to Spinnaker, Year 2000 matters and Market Risk. It should be recognized that such information are projections, estimates or forecasts based on various assumptions, including without limitation, meeting its assumptions regarding expected operating performance and other matters specifically set forth, as well as the expected performance of the economy as it impacts the Registrant's businesses, government and regulatory actions and approvals, and tax consequences, and the risk factors and cautionary statements set forth in reports filed by Registrant and Spinnaker with the Securities and Exchange Commission. As a result, such information is subject to uncertainties, risks and inaccuracies, which could be material.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK See "Market Risk" under Item 2 above.

PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  27 - Financial Data Schedule

         (b)      Reports on Form 8-K

                    Reports on form 8-K were dated (i) July 16, 1999 (relating to the acquisition of Central Scott Telephone Company), (ii) July 30, 1999 (relating to the sale by Spinnaker of its tape operations), (iii) September 1, 1999 (relating to the Spin Off of Lynch Interactive Corporation) and (iv) October 6, 1999 (relating to Lynch Systems' settlement of a lawsuit and receipt of an order for large glass press machines.


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

November 15, 1999