Form 10-K
period 1999-12-31
LYNCH CORP
filed 2000-03-30
CIK 61004

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1999       Commission file number  1-106
--------------------------------------------                              -----
                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from          to


                                LYNCH CORPORATION
                                -----------------
             (Exact name of Registrant as specified in its charter)

       Indiana                                            38-1799862
       -------                                             ----------
 State of other jurisdiction                           (I.R.S. Employer
 Incorporation or organization                        Identification No.)



401 Theodore Fremd Avenue, Rye, NY                              10580
----------------------------------                              -----
Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code    (914) 921-7601
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                      Name of each exchange
-------------------                                       on which registered
                                                          -------------------
Common Stock, No Par Value                            American Stock Exchange


Securities registered pursuant to section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S - K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant (based upon the closing price of the Registrant's Common Stock on the American Stock Exchange on March 15, 2000 of $30 per share) was $32,048,000. (In determining this figure, the Registrant has assumed that all of the Registrant's directors and officers are affiliates. This assumption shall not be deemed conclusive for any other purpose.)

The number of outstanding shares of the Registrant's Common Stock was 1,510,183 as of March 29, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III: Certain portions of Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders. FORWARD LOOKING INFORMATION

This Form 10-K contains certain forward looking information, including, without limitation, the exploring of options with respect to Spinnaker (Item 1.A (p.3)); strategic alternatives involving Entoleter (Item 1.A (p.4)); the search for ways to accelerate growth at M-tron and to provide a more financially visible investment, (Item 1-C (p. 12); Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," including without limitation Liquidity and Capital Resources, Year 2000 and Market Risk; and, Notes to
Financial Statements (Item 14(a) below). It should be recognized that such information contains estimates or forecasts based upon various assumptions, including the matters referred to therein, as well as meeting the Registrant's internal performance assumptions regarding expected operating performance and the expected performance of the economy and financial markets as it impacts Registrant's businesses. As a result, such information is subject to uncertainties, risks and inaccuracies, which could be material.

                                     PART I

ITEM 1. BUSINESS

The Registrant, Lynch Corporation ("Lynch"), incorporated in 1928 under the laws of the State of Indiana, is a diversified holding company with subsidiaries engaged in manufacturing. Lynch's executive offices are located at 401 Theodore Fremd Avenue, Rye, New York 10580-1430. Its telephone number is 914/921-7601.

Registrant's business development strategy is to expand its existing operations through internal growth and acquisitions. It may also, from time to time, consider the acquisition of other assets or businesses that are not related to its present businesses. As used herein, the Registrant includes subsidiary corporations.

On September 1, 1999, Registrant spun off to its shareholders the stock of Lynch Interactive Corporation, which holds the multimedia and service operations previously owned by Registrant and which accounted for approximately 40% of the Registrant's 1998 revenues and 47.6% of Registrant's total assets at December 31, 1998.

A.  Spinnaker Industries, Inc. ("Spinnaker")

Spinnaker's Common Stock (1/10 vote per share) and Class A Common Stock (1 vote per share) are listed on the American Stock Exchange under the symbols "SKK" and "SKK.A." In August 1996, Spinnaker changed the name of its existing Common Stock to Class A Common Stock and declared a stock dividend of one share of a new Common Stock for each share of Class A Common Stock outstanding. At March 1, 2000, Registrant owned 1,237,203 shares of Spinnaker Common Stock, approximately 32% of the outstanding, and 2,259,063 shares of Class A Common Stock, approximately 62% of the outstanding. On a combined basis, Registrant owns approximately 47.6% of the common equity and has a 60.4% voting interest.

Spinnaker is a leading manufacturer and marketer of adhesive-backed material, primarily for the pressure sensitive label stock market. Spinnaker has three 100% owned subsidiaries: Spinnaker Coating, Inc., ("Spinnaker Ohio") acquired in 1994, Spinnaker Coating-Maine, Inc. ("Spinnaker Maine"), acquired in 1998; and Entoleter, Inc. ("Entoleter"), which Spinnaker owned prior to its acquisition in 1987. In 1996, Spinnaker acquired the remaining 19.9% of the outstanding stock of Spinnaker Ohio (plus management stock options), which were owned primarily by the management of Spinnaker Ohio, Boyle Fleming & Co., Inc. and Registrant, for an immediate payment and a contingent payment to be determined later (the amount of the contingent payment is currently being determined). Spinnaker Ohio, which was founded in 1928 and was formerly called Brown-Bridge Industries, Inc., and Spinnaker Maine (which are collectively referred to herein as "Spinnaker Coating") are in the adhesive-backed label stock industry.

On July 30, 1999, and August 10, 1999, Spinnaker sold its industrial tape operations for approximately $105 million plus 300,000 warrants to purchase the common stock of Intertape Polymer Group, Inc. (AMEX:ITP) at $29.50 per share. The industrial tape operation generated $121.8 million of net sales for the fiscal year ended December 31, 1998, and $69.5 million of net sales in 1999 until the effective time of disposition. Registrant has stated that it is continuing to explore all options with respect to Spinnaker, including liquifying and monetizing its investment, although there is no assurance that any option will be implemented or, if implemented, would be successful.

Spinnaker's adhesive-backed label stock business is conducted through Spinnaker Coating. With the acquisition of the Spinnaker Maine assets from S.D. Warren Company ("Warren") in March 1998, Spinnaker Coating broadened its product offerings and further established itself as a major manufacturer of adhesive-backed label stock in the United States. Spinnaker Ohio primarily manufactures custom, low-volume, pressure sensitive products used for specialty applications, whereas Spinnaker Maine manufactures standard, high volume, pressure sensitive products. As a result, Spinnaker Coating offers a full line of more than 2,000 variations of adhesive-backed label stock that it sells in roll and sheet form to over 1,000 printers, paper merchants, industrial users and major forms manufacturers and distributors. Customers convert its label stock into labels used for a broad range of end use applications, including bar-coding, mailing and shipping, packaging for pharmaceutical, food and other consumer products, office identification and business forms, postage stamps, decorative labels and other specialty industrial uses. Spinnaker Coating is the largest supplier of pressure sensitive postage stamp stock for ultimate use by the United States Postal Service. In 1995 and again in March 1998, Spinnaker Coating was selected to exclusively supply Paper Corporation of the U.S. and the U.S. Bureau of Engraving and Printing the label stock for pressure-sensitive postage stamps. The March 1998 contract, a five-year supply contract, is valued at approximately $75 million.

The Spinnaker Maine assets were acquired from Warren for an aggregate purchase price of approximately $51.8 million plus the assumption of certain liabilities (excluding substantially all trade payables). The purchase price was paid by the issuance of a 10% subordinated convertible note (the "Note") to Warren, in the original principal amount of $7.0 million, and the remainder with funds available under Spinnaker's asset-backed working capital revolving credit. The
Note is convertible into shares of Spinnaker's common stock, no par value ("Common Stock"), on the basis of 40 shares per $1,000 of the outstanding principal amount of the Note (or $25 per share), subject to adjustment as set forth in the Note.

Spinnaker also manufactures and markets industrial process equipment and air pollution control scrubbers through Entoleter. Spinnaker is exploring strategic alternatives with respect to Entoleter to improve shareholder value, including a possible split off. There is no assurance that such a transaction will be effected, or if effected, would be successful.

Adhesive-backed Label Stock

Spinnaker Coating develops, manufactures and markets adhesive-backed label stock that is converted by printers and industrial users into products that are utilized for marking, identifying, labeling and decorating applications and products. During 1999, Spinnaker Coating's products were offered in three primary adhesive categories: pressure sensitive, water sensitive and heat sensitive. Pressure sensitive products constituted approximately 94% of
Spinnaker's net sales of adhesive-backed label stock products, while water sensitive products constituted 5% and heat sensitive products constituted 1% of such sales.

Pressure Sensitive. Pressure sensitive products, which are activated by the application of pressure, are manufactured with a three-element construction consisting of face stock, adhesive coating and silicone coated release liner. The adhesive product is sold in roll or sheet form for further conversion into products used primarily for marking, identification and promotional labeling. Spinnaker Coating's pressure sensitive products are sold under the trade names Strip Tac(R) and Strip Tac Plus(R). Roll pressure sensitive products are generally sold to label printers that produce products used primarily for informational labels (shipping labels, price labels, warning labels, etc.), product identification and postage stamps. Sheet pressure sensitive products are sold to commercial sheet printers, who provide information labels and other products (such as laser printer stock).

Water Sensitive. Water sensitive products, which are activated by the application of water, include a broad range of paper and cloth materials, coated with a variety of adhesives. The adhesive coated products are sold in roll or sheet form for further conversion to postage and promotional stamps, container labels, inventory control labels, shipping labels and splicing, binding and stripping tapes. The water sensitive line is sold under the trade name Pancake(R) and consists of three product groups: dry process, conventional gummed and industrial. Dry process is sold primarily for label and business form uses. Conventional gum products serve many of the same end uses for hand-applied labels as dry process stock. A major portion of these products is sold for government postage and promotional stamp uses. Industrial products are sold in several niche markets, such as electrical and other specialty markets. During 1999, Spinnaker entered into an aliance with Ivex Packaging Corporation under which Spinnaker accepted responsibility for the sales and marketing of Ivex's dry gum products and Invex agreed to accept orders for and to manufacture Spinnaker's dry gum and water activated products. As compensation, Spinnaker receives a commission on all such sales.

Heat Sensitive. Heat sensitive products, which are activated by the application of heat, are manufactured by coating a face stock with either a hot melt coating or an emulsion process adhesive. The heat sensitive product line is sold primarily for labeling end uses, such as pharmaceutical bottles, meat and cheese packages, supermarket scales, cassettes and bakery packages. The adhesive coated product is sold in roll or sheet form for further conversion. Spinnaker Coating's heat sensitive products are sold under the trade name Heat Seal(R).

Marketing and Customers

Spinnaker Coating markets its broad range of products to a variety of customers. Its marketing strategy focuses not only on products but also customer service and specific customer applications. Spinnaker has conducted business with its top 10 customers for approximately 19 years on average. During 1999, one customer accounted for approximately 12% of Spinnaker's net sales.

Spinnaker Coating generally markets its products through its own sales representatives to regional and national printers, converters and merchants. The majority of sales represent product sold and shipped from Spinnaker Coating's facilities in Troy, Ohio and Westbrook, Maine. However, to broaden its market penetration, Spinnaker Coating also contracts with regional processors throughout the United States, with whom Spinnaker Coating stores product until sold. Generally, these processors perform both slitting and distribution services for Spinnaker Coating.

Manufacturing and Raw Materials

Spinnaker Coating manufactures its adhesive-backed label stock products at two plants in Troy, Ohio and the recently acquired facility in Westbrook, Maine. Spinnaker has made approximately $11.6 million in capital expenditures at the Ohio facilities over the last four years, including $4.0 million for the addition of a new production line for silicone coating. During 1996, before the addition of the new production line, Spinnaker Coating outsourced a portion of its silicone liner requirements.

Raw materials are the most significant cost component in Spinnaker Coating's production process. The material component accounts for approximately 65-70% of the total cost of its products, with the most important raw materials being paper (gumming kraft and face stock), adhesive materials, fiberglass, and polypropylene resin. These materials are currently readily available and are procured from numerous suppliers.

See Item 2 below for a description of manufacturing and distribution facilities.

Competition

The adhesive-backed label stock industry is fragmented and highly competitive. Spinnaker Coating competes with several national manufacturers, including Avery-Dennison and Bemis, as well as a number of importers and smaller regional manufacturers. As a result of the competitive environment in the markets in which Spinnaker Coating operates, the company faces (and will continue to face) pricing pressure on its products. As a result of such pricing pressure, Spinnaker Coating may in the future experience reductions in the profit margins on its sales, or may be unable to pass future raw material price increases to its customers (which would also reduce profit margins).

Backlog

Spinnaker Coating's label stock backlog believed to be firm was $9.0 million at December 31, 1999, as compared to $5.8 million at December 31, 1998.

Industrial Process Equipment Business

Through Entoleter, Spinnaker engineers, manufactures and markets a line of industrial process equipment and a line of air pollution control equipment.
Entoleter's net sales consist entirely of sales to commercial and industrial customers. Entoleter's sales were $7.0 million in 1999 compared to $7.6 million in 1998.

General

Environmental Regulations

Spinnaker's operations are subject to environmental laws and regulations governing emissions to the air, discharges to waterways, and generation, handling, storage, transportation, treatment and disposal of waste materials. Spinnaker is also subject to other federal and state laws and regulations regarding health and safety matters. Environmental laws and regulations are constantly evolving and it is impossible to predict the effect that these laws and regulations will have on Spinnaker in the future. While Spinnaker believes it is currently in substantial compliance with all such environmental laws and regulations, there can be no assurance that it will at all times be in complete compliance with all such requirements. In addition, although Spinnaker believes that any noncompliance is unlikely to have a material adverse affect on Spinnaker, it is possible. Spinnaker has made and will continue to make capital expenditures to comply with environmental requirements. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from Spinnaker's properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of Spinnaker's properties, Spinnaker may be held liable and the amount of such liability could be material.

Patents and Trademarks

Patents are held by Spinnaker with respect to the manufacture of certain of its products, but its management does not consider such patents to be important to Spinnaker's operations. The patents expire over various lengths of time with the last patent expiring in about 9 years. Spinnaker has registered several of its trade names and trademarks for adhesive-backed materials.

International Sales

Spinnaker's international sales were $17.5 million, $16.9 million and $10.0 million in 1999, 1998, and 1997, respectively. Of the $17.5 million in 1999 international sales, approximately 90% were represented by exports of Spinnaker Coating. The substantial majority of these sales were to Canadian customers and, consequently, Spinnaker believes that the risks commonly associated with doing business in international countries are minimal. The profitability of international sales is substantially equivalent to that of domestic sales. Because international sales are transacted in United States dollars, payments in many cases are secured by irrevocable letters of credit.

Employees

As of December 31, 1999, Spinnaker employed approximately 444 persons, of whom 400 were Spinnaker Coating employees and 36 were Entoleter employees. A majority of its hourly employees are not represented by unions. Spinnaker Coating has a labor agreement expiring in 2002 with the Paper, Allied-Industrial, Chemical and Energy Workers Union AFL-CIO ("PACE") covering approximately 74 employees at its Westbrook, Maine plant. A union election campaign is currently being led by PACE at Spinnaker Coating's Troy, Ohio facilities and an election is scheduled for March 30, 2000. Entoleter's approximately 16 production employees are members of the United Electrical, Radio and Machine Workers of America Union. After a strike in 1999, a new collective bargaining agreement at Entoleter expires in April 2002. Spinnaker believes that its relations with its employees are good; however, there can be no assurance that the Company will not experience work stoppages or slowdowns in the future.

Additional Information

For further information on Spinnaker, reference is made to its Form 10-K and other filings with the Securities and Exchange Commission.

B.       Lynch Systems, Inc.

Lynch Systems, Inc. ("LS"), a 92% owned subsidiary of Registrant, designs, develops, manufactures and markets a broad range of manufacturing equipment for the electronic display and consumer glass industries. LS also produces replacement parts for various types of packaging and glass container-making machines which LS does not manufacture.

At year-end 1998, LS, through a subsidiary, entered into a joint venture, Lynch-AMAV LLC, with AMAV GmbH of Germany to develop and manufacture glass manufacturing equipment for the tableware industry. LS has a 75% interest in the joint venture. The joint venture designs and develops feeders, shears and presses, most of which are expected to be manufactured for the joint venture by LS. LS believes that this joint venture will expand LS's glass tableware equipment business, particularly in Europe. In 1999, Lynch-AMAV sold feeders and shears for an aggregate price of approximately $1.5 million.

LS manufactures glass-forming presses and electronic controls to provide high-speed automated systems to form different sizes of face panels and CRT display tubes for television screens and computer monitors, including presses to build large screen televisions for the HDTV (high definition television) market. LS also manufactures and installs forming equipment that sizes, cuts and forms tableware such as glass tumblers, plates, cups, saucers and commercial optical glass. Additionally, LS manufactures and installs fire polishing, electronic controls and retrofit systems for CRT display and consumer glass presses.

The production of glassware entails the use of machines which heat glass and, using great pressure, form an item by pressing it into a desired shape. Because of the high cost of bringing the machine and materials up to temperature, a machine for producing glassware must be capable of running 24 hours a day, 365 days a year.

During 1999, LS, including Lynch-AMAV, rebuilt TV and consumer glass press machines for customers, as well as selling feeders, shears and spare parts. However, LS did not deliver any large TV glass press machines in either 1999 or 1998, although it obtained an order for four large glass press machines in the second half of 1999.

At December 31, 1999, LS had orders for, and had in various stages of production, a number of orders for large TV glass press machines as well as for glass press machines, feeders, shears and spare parts for the tableware market, for a total sale price of approximately $17 million, all of which are scheduled to be delivered in 2000. There can be no assurance that LS can obtain orders for additional large TV glass press orders to replace its present orders.

LS believes that in the worldwide pressware market it is the largest supplier to glass companies that do not manufacture their own pressware machines. Competitors include various companies in Italy, Japan, Korea, Germany and elsewhere. While several of the largest domestic and international producers of glass pressware frequently build their own glass-forming machines and produce spare parts in-house, nearly all pressware producers have made purchases of machines and/or spare parts from LS.

International Sales. During 1999, approximately 75% of LS's sales were made to international customers as compared to approximately 60% in 1998. This increase is related primarily to the Lynch-AMAV joint venture. The profitability of international sales is approximately equivalent to that of domestic sales. Because many international orders require partial advance deposits, with the balance often secured by irrevocable letters of credit from banks in the foreign country, the Registrant believes that some of the credit risks commonly associated with doing business in international markets are minimized. The Registrant avoids currency exchange risk by transacting most international sales in United States dollars. The East Asian financial crisis has had a very substantial adverse impact on LS, particularly on its large TV press business, although it did receive a large order for large TV press machines in the fall of 1999.

Backlog. LS had an order backlog of approximately $17 million at December 31, 1999, compared with approximately $0.6 million at December 31, 1998. LS includes as backlog those orders which are subject to written contract, written purchase orders and telephone orders from long standing customers who maintain satisfactory credit ratings. In 1998, LS received $2.4 million in connection with the cancellation of a $16 million order for large TV glass presses and parts, which amount can be used by the customer as a credit for future orders. The $2.4 million amount is not included in backlog.

Raw Materials. Raw materials are generally available to LS in adequate supply from a number of suppliers.

Employees. Lynch Systems employs approximately 75 employees at its Bainbridge, Georgia facility, none of whom belong to a union.

C.    M-tron Industries, Inc. ("M-tron")

M-tron, a 100% owned subsidiary of the Registrant, is a manufacturer and importer of quartz crystal products and clock oscillator modules used for creating precision carrier signals, clocking digital circuits, and precision time base references. A quartz crystal is an oscillating component which provides the precision reference signal in a circuit. Crystals and crystal oscillator modules are used in microprocessor-related equipment and telecommunications equipment. Frequency and time related products essentially use crystals or crystal oscillators, with the addition of electronic circuitry vertically integrating the product. Crystal and crystal oscillators are sold to original equipment manufacturers and their assembly plant suppliers. They are sold directly through commissioned representatives and through distributors.

Registrant has been searching for ways to accelerate growth at M-tron as well as providing Registrant with a more financially visible investment. In January 2000, Robert R. Zylstra joined M-tron as the new President and Chief Executive Officer, replacing Martin J. Kiousis who retired. There is no assurance that the Registrant can accomplish its objectives with respect to M-tron.

For 1999, 1998, and 1997, M-tron's sales consisted of (in thousands):

                                           1999           1998            1997
                                           ----           ----            ----
Crystals .......................         $10,492         $11,871         $12,611
Oscillator Modules .............          15,974          10,927          10,217
                                         -------         -------         -------
     Total .....................         $26,466         $22,798         $22,828
                                         -------         -------         -------

Competition. Quartz crystals and oscillators are sold in a highly competitive industry. There are numerous domestic and international manufacturers who are capable of providing quartz crystals and crystal oscillators comparable in quality and performance to M-tron's products. International competitors, particularly from the Far East, continue to dominate the United States market. M-tron seeks to manufacture smaller, high performance orders of crystals and oscillators, which it believes it can competitively fill based upon performance, quality, order response time and a high level of engineering support. M-tron performs quality control tests on all products it imports from the Far East and resells domestically and internationally.

International Sales. M-tron's international sales in 1999 were approximately 40% of total sales and were concentrated in Canada. The profitability of international sales has been substantially equivalent to that of domestic sales. Because of the concentration in Canada, M-tron believes that risks commonly associated with doing business in international countries are minimized.

Backlog. M-tron had backlog orders of approximately $6.8 million at December 31, 1999, compared with $3.5 million at December 31, 1998. M-tron includes as backlog those orders which are subject to specific production release orders under written contracts, verbal and written orders from distributors with which M-tron has had long-standing relationships, as well as written purchase orders from sales representatives. M-tron believes that all of the backlog at December 31, 1999, will be shipped during 2000.

Raw Materials. To the extent possible, M-tron's raw materials are purchased from multiple sources. Of primary significance are quartz crystal bars and the bases used for mounting certain finished crystals. M-tron currently has at least two qualified vendors for each of these items. No shortages have occurred in the recent past nor are any anticipated in the near future.

Employees. M-tron employs approximately 180 employees at its Yankton, South Dakota facility, none of whom belong to a union.

IV.   OTHER INFORMATION

While the Registrant holds licenses and patents of various types, Registrant does not believe they are critical to its overall operations.

The Registrant conducts product development activities with respect to each of its major lines of business. Currently, such activities are directed principally toward the improvement of existing products, the development of new products and/or diversification. The cost of such activities (excluding costs associated with Spinnaker's tape division, which was sold in 1999), which have been funded entirely by the Registrant, amounted to approximately $571,000 in 1999, $1,030,000 in 1998 and $1,022,000 in 1997.

The capital expenditures, earnings and competitive position of Registrant have not been materially affected to date by compliance with current federal, state, and local laws and regulations relating to the protection of the environment; however, Registrant cannot predict the effect of future laws and regulations. The Registrant has not experienced difficulties relative to fuel or energy shortages. See also "Environmental Regulations" under Item 1. Business A. - A. Spinnaker Industries, Inc. for more information with respect to Spinnaker.

No portion of the business of the Registrant is regarded as seasonal.

There were no customers in 1999 or 1998 that represent 10% or more of consolidated revenues. The Registrant does not believe that it is dependent on any single customer.

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

         Name                                     Offices  and Positions Held                       Age

Mario J. Gabelli                 Chairman   (since   1986)   and   Chief    Executive    Officer      57
                                 (1986-January  2000);  Chairman and Chief Executive  Officer of
                                 Lynch Interactive  Corporation (since September 1999); Chairman and Chief  Executive  Officer  (since  March  1980) of  Gabelli
                                 Funds,  Inc., a private company which makes investments for its own  account;  and  Chairman  and Chief  Executive  Officer  of
                                 Gabelli  Asset  Management  Inc.  (since  1999),  a NYSE listed holding company for subsidiaries  engaged in various aspects of the securities business.

Louis A. Guzzetti, Jr.           President and Chief  Executive  Officer  (since  January 2000);      61
                                 President and Chief Executive  Officer of Envirosource,  Inc. a
                                 NASDAQ listed company (1986-1999)

George E. Fuehrer                Vice  President-Business   Development  (since  January  2000);      51
                                 Senior Vice  President  of Planning  and  Business  Development
                                 (1997-1999) and  President/Executive  Vice President of Imsamet
                                 Division (1994-1997) of Envirosource, Inc.


Roger J. Dexter                  Controller  and Chief  Financial  Officer  (since  March 2000);      56
                                 Financial  Consultant  (1995-1999),   including  consulting  to
                                 Registrant,  Lynch  Interactive  Corporation and Gabelli Funds,
                                 Inc.

Robert E. Dolan                  Chief  Financial  Officer  (February   1992-January  2000)  and      48
                                 Controller (May 1990-January 2000).

Robert A. Hurwich                Vice  President-Administration,  Secretary  &  General  Counsel      58
                                 (since February 1994).

The executive officers of the Registrant are elected annually by the Board of Directors at its organizational meeting in May and hold office until the organizational meeting in the next year and until their respective successors are chosen and qualified.

ITEM 2. PROPERTIES

Registrant   and  Lynch   Interactive   Corporation   share   space   containing
approximately 5,000 square feet in Rye, New York, for use as executive offices.

During the first half of 2000 Spinnaker will move its corporate headquarters from Dallas, Texas to Troy, Ohio, where it has major facilities.

Spinnaker Coating owns two manufacturing facilities, Plant One and Plant Two, in Troy, Ohio. Plant One is a 200,000 square foot complex and Plant Two is a 98,000 square foot facility. There are approximately five undeveloped acres of land adjacent to Plant Two that are available for expansion. Spinnaker Coating also leases a 58,000 square foot facility in Troy, Ohio, on a month to month basis. The facilities house manufacturing, administrative and shipping operations.

In connection with Spinnaker Coating's acquisition of the Spinnaker Maine assets from S.D. Warren in March 1998, the parties entered into a site lease, which provides for Warren's lease of a portion of its Westbrook, Maine facility to Spinnaker. Such lease is for a term of 99 years, provides for nominal rent of $1.00 per year, with an option to purchase for $1.00. The facility contains approximately 151,000 square feet. Spinnaker Coating also leases a 15,000 square foot facility (expiring April 2004) at Westbrook. Spinnaker's plants are subject to security interests relating to its indebtedness.

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

M-tron's operations are housed in two separate facilities in Yankton, South Dakota. These facilities contain approximately 51,000 square feet in the aggregate. One facility owned by M-tron contains approximately 35,000 square feet and is situated on approximately 5 acres of land. This land and building are subject to a mortgage executed in support of a bank loan. The other Yankton facility containing approximately 16,000 square feet is leased, which lease expires on September 30, 2000, with options to extend the lease to 2006.

During 1999 and 1998, Registrant's manufacturing facilities (except for LS) operated in the aggregate at a relatively high level of capacity utilization.

It is Registrant's opinion that the facilities referred to above are in good operating condition and suitable and adequate for present uses.

ITEM 3.    LEGAL PROCEEDINGS

In the normal course of business subsidiaries of the Registrant are defendants in certain product liability, worker claims and other litigation in which the amounts being sought may exceed insurance coverage levels. The resolution of these matters is not expected to have a material adverse effect on the Registrant's consolidated financial condition or operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

The Common Stock of Lynch Corporation is traded on the American Stock Exchange under the symbol "LGL." The market price highs and lows in consolidated trading of the Common Stock during the two years ended December 31, 1999 and 1998, are as follows:

                                                              Three Months Ended
1999                     March 31   June 30       Sept. 30          Dec. 31
                         --------   -------       --------         --------
                                               7/1-9/1- 9/2-9/30
High .............        85 1/2      84       87    34 3/4      26 1/2
Low ..............        70 1/2      77 1/4   78    26 1/2      18 7/8


1998                     March 31   June 30    Sept. 30        Dec. 31
                          ------     ------     ------          ------

High .............       109            113        100 1/2     82
Low ..............        77 1/4         88         76         69 1/2


At March 15, 2000, the Company had 901 shareholders of record.

On September 1, 1999, the Company spun off the shares of Lynch Interactive Corporation to its shareholders. As a result, stock prices before and after that date are not comparable. The high and low sales prices of Lynch Interactive from September 1, 1999 to December 31, 1999, were $102 1/2 and $42, respectively, and the closing price at December 31, 1999, was $99 7/8.

The Board of Directors has adopted a policy of not paying cash dividends, a policy which is reviewed annually. This policy takes into account the long term growth objectives of the Company, especially its acquisition program, shareholders' desire for capital appreciation of their holdings and the current tax law disincentives for corporate dividend distributions. Accordingly, no cash dividends have been paid since January 30, 1989 and none are expected to be paid in 2000.

ITEM 6. SELECTED FINANCIAL DATA

                       LYNCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED SELECTED FINANCIAL DATA

                   (Adjusted to Reflect Discontinued Operations and
                   Spin Off of Lynch Interactive Corporation)
                     (in thousands except per share amounts)

                                                                       Year Ended December 31 ( a )
                                                         1999        1998         1997        1996         1995
                                                         ----        ----         ----        ----         ----

Revenues..........................................   $ 194,222    $ 187,644    $ 153,735    $ 166,976    $ 157,146
Operating Profit (b)..............................          85        4,074        6,730        8,473       11,945
Net Financing Activities..........................      (9,528)      (8,392)      (4,884)      (5,166)      (3,463)
Gain in Sale of Subsidiary Stock and Other
  Operating Assets................................        --          2,090          (91)       5,072         --
Income (Loss) from Continuing Operatins before
  Income Taxes, Minority Interests, Discontinued
  Operation and Extraordinary Items...............      (9,443)      (2,228)       1,755        8,379        8,482
(Provision) Benefits For Income Taxes.............       2,544        1,408         (301)      (3,571)      (3,267)
Minority Interest.................................       2,647        1,107         (121)        (119)        (634)
                                                         ------        ------       ------       ------       ------
Income (Loss) From Continuing Operations Before
  Discontinued Operations and Extraordinary Item..      (4,252)         287        1,333        4,689        4,581
Operations of Lynch Interactive Corporation (f)         (7,493)       4,929       (3,349)        (818)         467
Discontinued Operations (c)......................         (572)      (1,859)        (862)         173           97
Minority Interests
Gain (Loss) on Sale of Spinnaker's Industrial
  Tape Segment...................................        10,431         --           --           --           --
Extraordinary Items (d)                                     303         --           --         (1,348)        --
                                                         ------        ------       ------       ------       ------
Net Income (Loss)...............................        $ (1,583)     $3,357      $( 2,878)    $ 2,696)     $ 5,145
                                                        ========      ========    =========    ========     ========

Per Common Share (e)
  Income (Loss) from Continuing Operation
  Befopre Discontinued Operations and
  Extraordinary Items...........................
     Basic......................................        $  (3.00)     $   .20      $   .94      $  3.38     $  3.32
     Diluted....................................        $  (3.00)         .20          .94         3.34        3.25
  Net Income (Loss)
     Basic......................................           (1.12)        2.37        (2.03)        1.94        3.73
     Diluted....................................           (1.12)        2.37        (2.03)        1.92        3.66

Cash, Securities and Short-Term Investments.....        $  13,106      $ 1,132     $  6,499    $  10,561    $  5,405
Restricted Cash (h)                                        56,026           --           --           --          --
Total Assets (Net of Discontinue Operations(c)(f)         211,192      251,658      183,720      144,417     144,984
Long-Term Debt (g) .............................          116,765      126,976      116,159       96,577      62,557
Shareholders Equity (Deficit)(f)................           16,442       11,441       14,464       (6,083)      6,085

Notes:

(a) The data presented herein reflect the spin off of Lynch Interactive Corporation (Interactive) from the Company and the sale by Spinnaker Industries, Inc. (Spinnaker), a 47.6% owned consolidated subsidiary of the Company, of its industrial tape units, all of which transactions occurred in the third quarter of 1999. Accordingly, the operating results of both Interactive and the industrial tape segment have been segregated from continuing operations of the Company and are reported as separate line items. The data presented also includes results of the business acquired from S. D. Warren (name changed to Spinnaker Coating-Maine, Inc.) from March 17, 1998.

(b) Operating profit is sales and revenues less operating expenses, which excludes investment income, interest expense, share of operations of affiliated companies, minority interests and taxes.

(c)  Discontinued  operations  of  the  industrial  tape  segment  of  Spinnaker
     Industries(See   Note  3  to   Financial   Statements)and   Lynch   Tri-Can
     International in 1995 and 1996.

(d)  Gain (loss) on early extinguishment of debt at Spinnaker in 1996 and 1999

(e) Based on weighted average number of common shares outstanding - restated to conform to SFAS #128 in 1996 and prior years.

(f) No cash dividends have been declared over the period. In 1999 for each share of Lynch Common Stock, shareholders received one share of Lynch Interative Corporation in a Spin Off of the multimedia and transportation business. (See Note 4 to Financial Statements). In 1997, for each share of Lynch Common Stock, shareholders received one share of East/West Communications, Inc., an F- block PCS licensee with licenses covering a population of 20 million.

(g) Includes $115.6 million of long-term debt at December 31, 1999 of 47.6% owned Spinnaker Industries.

(h)  See  dicussion of  Restricted  Cash in Note 6-Notes  Payable and  Long-Term
     Debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEAR 1999 COMPARED TO 1998

The accompanying audited consolidated financial statements reflect the Spin Off of Lynch Interactive Corporation (Interactive) from Lynch Corporation (Lynch) that occurred in the third quarter of 1999 and also the sale by Spinnaker Industries, Inc. (Spinnaker), a consolidated subsidiary of the Company, of its two industrial tape units, Central Products Company and Spinnaker Electrical, that also occurred in the third quarter of 1999. Accordingly, the operating results of both Interactive and the industrial tape segment have been segregated from continuing operations of the Company and are reported as separate line items on the financial statements as discontinued operations. The comparative amounts for 1998 have also been restated to reflect the above transactions. The ensuing narrative considers these changes and only includes discussions of the Company as it is currently composed. EBITDA is presented because it is a widely accepted financial indicator of value and ability to incur and service debt. EBITDA is not a substitute for operating income or cash flows from operating activities in accordance with generally accepted accounting principles.

Revenues for the year ended December 31, 1999 were $194.2 million, an increase of $6.6 million from the comparable 1998 period. Spinnaker's 1999 net sales were $162.1 million, compared to $159.1 million in 1998. The growth in net sales for 1999 is attributed to approximately $7.6 million in net sales from the acquisition of Coating-Maine and higher unit sales of certain label stocks from 1998, which were offset by increased domestic capacity and the disruption of business at Entoleter from a mid-summer labor dispute. Revenues at M-tron increased by $3.7 million due to increased demand from the telecommunications industry and increased sales of new products. Lynch Systems' revenues were essentially flat.

Operating profit for 1999 declined by $4.0 million from the operating profit in the prior year. Spinnaker's operating profit declined by $3.7 million principally due to lower gross margins as a result of the lower pricing and the impact of the Entoleter labor dispute, partially offset by gains on sale of fixed assets and lower selling, general and administrative expenses. M-tron's operating profit increased by $.4 million due to increased volume.

Subsequent to the spin off of Interactive, the Company, with the concurrence of the holders of all outstanding SAR units, terminated its SAR program for corporate management, including all outstanding units, thus eliminating possible future profit and loss and cash flow distortions associated with the program. As a result of the termination, the Company recorded approximately $700,000 of related corporate expense.

In order to improve operational efficiencies, Spinnaker Coating restructured operations at its Maine unit in early 2000. Also, in view of the narrowed scope of the Spinnaker business as a result of the sale of the industrial tape business, steps are being taken to reduce Spinnaker corporate overhead by transferring functions from the Dallas headquarters to the main Spinnaker Coatings office in Ohio. As a result, Spinnaker has announced it expects to record a charge of approximately $500,000 in the first quarter of 2000.

Investment income increased due to the investment in short term securities of approximately $75 million in proceeds remaining, after payment of certain debt obligations, from the sale by Spinnaker of its Central Products and Electrical Tape businesses.

Interest expense was $11.9 million and increased from the prior year due to the allocation of a portion of the interest associated with the Spinnaker 10.75% Senior Secured Notes Due 2006 (the Senior Notes) to the discontinued industrial tape segment that ceased at the time of their sale in the third quarter of 1999. Interest expense also increased due to higher debt levels resulting from Spinnaker's acquisition of the Warren assets.

Interest expense from continuing operations is subject to certain matters associated with the use of the net proceeds from the sales of the industrial tape units of Spinnaker, including retirement of senior debt or "permitted investments" as defined under the Indenture.

The income tax benefit includes federal, as well as state and local taxes. The tax benefit for the year ended December 31, 1999, and 1998, represents effective tax rates of 27% for 1999 and 63% for 1998. The differences from the federal statutory rate are principally due to the effect of state income taxes, operating losses of subsidiaries and amortization of non-deductible goodwill.

Minority interests contribution to the net income (loss) increased by $1.5 million for the year from the prior year due to the increased losses from continuing operations at Spinnaker and the January 1, 1999, repurchase of M-tron minority interest.

On August 12, 1999, the Board of Directors approved a plan to distribute the stock of Lynch Interactive Corporation on a one for one basis to the shareholders of Lynch Corporation ( the spin off). Lynch completed the spin off of Lynch Interactive Corporation on September 1, 1999, to stockholders of record on August 23, 1999. Pursuant to the spin off, each Lynch shareholder received one share of Interactive stock for each share of Lynch owned. Lynch had received a private letter ruling from the Internal Revenue Service that the spin off would be tax free to Lynch shareholders. Interactive has listed its stock on the American Stock Exchange. (LIC)

Interactive owns all of what was Lynch's multimedia and service businesses while Lynch retains the manufacturing businesses. Interactive owns the telephone companies, television interests and PCS interests, as well as the 55% equity interest of the Morgan Group, Inc. In addition, Interactive owns a 13.6% equity interest in Spinnaker Industries, Inc. Lynch owns a 48% equity interest in Spinnaker after the spin off, as well as M-tron Industries, Inc. and Lynch Systems, Inc.

As a result of the spin off, the Company's multimedia and services segments are being reported as operations distributed to shareholders in the accompanying consolidated financial statements. Accordingly, operating results of Lynch Interactive Corporation have been segregated from continuing operations and reported as a separate line item on the statement of operations. Lynch has restated its prior year financial statements to present the operating results of Lynch Interactive on a comparable basis. Interactive's net sales were $204.6 million for the year ended December 31, 1999, and $205.1 million and $194.1 million for the fiscal years ended December 31, 1998 and 1997, respectively.

Prior to the spin off, Lynch Interactive recorded a $15.4 million valuation reserve due to the decline in market value of its investment in personal communications licenses. As a result, Lynch Interactive reported an operating loss for the first eight months of 1999.

In the third quarter of 1999, Spinnaker sold its two industrial tape units, Central Products Company and Spinnaker Electrical, which comprise its industrial tape segment. Accordingly, operating results of the industrial tape segment have been segregated from continuing operations and reported separately in the statement of operations. Lynch has restated its prior years financial statements to present the operating results of the industrial tape segment as a discontinued operation. The industrial tape segment's net sales, up to the point of its sale, were $69.5 million for the year ended December 31, 1999, and $121.8 million and $119.7 million for the fiscal years ended December 31, 1998 and 1997, respectively.

Net loss for the year ended December 31, 1999, was $1.6 million, or ($1.12) per share, which compares to the net income of $3.4 million, or $2.37 per share, for the same period of 1998 due primarily to the operating losses mentioned above and the loss incurred by Interactive, offset by Spinnaker's gain on sale of its industrial tape units ($10.4 million after income taxes and minority interest).

Total backlog of manufactured products at December 31, 1999 was $35.3 million, which represents an increase of $25.5 million from the backlog of $9.8 million at December 31, 1998. All operating units contributed significantly to the increase in backlog at December 31, 1999. Included in this backlog for both periods is a $2.4 million payment from a customer for an earlier glass press order at Lynch Systems which was subsequently cancelled. The customer can use this amount for future orders and, if not utilized, will be forfeited to Lynch Systems. Included in the backlog at December 31, 1999, is a $14 million order for large glass press machines at Lynch Systems. In connection with this order, Lynch Systems has obtained a substantial credit facility to protect advances by the customer and for working capital.

YEAR 1998 COMPARED TO 1997

Revenues increased to $187.6 million in 1998 from $153.7 million in 1997, a 22% increase. The acquisition made during 1998 by Spinnaker Industries, Inc. was the most significant contributor to this increase. On March 17, 1998, Spinnaker acquired from S. D. Warren its assets in Westbrook, Maine utilized to manufacture pressure sensitive label stock. This operation contributed $47.0 million to Spinnaker's revenue increase. Spinnaker Coating, Inc. (Ohio) reported small revenue decreases during 1998 as a result of higher unit volume, but at overall lower prices, while Spinnaker's Entoleter subsidiary had a 39% increase. Lynch Systems' revenues decreased by $13 million from 1997 to 1998 due to lack of order activity for CRT glass press machines. During 1998 and early 1999, Lynch Systems added several new consumer glass press machines to its product offerings in an effort to be less dependent on orders for CRT glass press machines in the future.

Operating profits for 1998 were $4.1 million, down from $6.7 million in 1997. Operating profits fell by $2.6 million due to the EBITDA increase offset by increased depreciation and amortization of $1.7 million associated with the S.
D. Warren acquisition.

Effective September 30, 1998, the Company amended its SAR (stock appreciation rights) Program so that the SARs become exercisable only in the event the price for the Company's shares double from the SAR grant price within five years from the original issuance. The grant prices of the 42,700 SARs outstanding at December 31, 1998 range from $63.03 to $84.63. On December 31, 1998, the closing price of the Company's common shares in trading on the American Stock Exchange was $70.50. This amendment eliminated the recording of the profit and loss effect from changes in the market price in the Company's common stock until it is probable that the SARs will become exercisable. During 1997, the Company recorded $0.4 million SAR expense and in 1998, prior to the amendment of the program, $0.2 million in SAR income.

Investment income was approximately $.2 million in 1998 and $.3 million in 1997.

Interest expense increased by $2.8 million in 1998 compared to 1997. The increase is due primarily to the effect of financing the Spinnaker acquisition of the Warren assets.

On July 31, 1998, Spinnaker Industries, Inc. completed the acquisition of the electrical tape division of tesa tape, inc. A portion of the purchase price was satisfied by the issuance of 200,000 shares, subject to certain adjustments, of Spinnaker's Class A common stock. As a result of this issuance, the Company recorded a gain on sale of subsidiary stock of $2.1 million, or $1.2 million ($0.87 per share) after income taxes.

The 1998 tax benefit of $1.4 million, includes federal, state and local taxes and represents an effective rate of 63% versus 17.2% effective tax rate in 1997. The difference in the effective rates is primarily due to the effects of the amortization of goodwill, the state and local income taxes and losses of subsidiaries.

During 1998, minority interest was income of $1.1 million versus $.1 million expense in 1997. The variance was primarily associated with additional losses recorded by Spinnaker (61% owned subsidiary by the Company at December 31, 1998) during 1998.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company had current assets of $79.7 million and current liabilities of $56.5 million. Working capital was therefore $23.2 million as compared to $18.8 million at December 31, 1998. The increase was primarily due to the increase in cash and reduction of short term working capital debt at Spinnaker resulting from the sale of its industrial tape segment.

Capital expenditures were $3.8 million in 1999 and $3.3 million in 1998. Overall 2000 capital expenditures are expected to be approximately 25% higher than the 1999 level.

At December 31, 1999, total debt was $141.6 million, which was $12.6 million more than the $129.0 million at the end of 1998. Debt at year end 1999 included $118.4 million of fixed interest rate debt, at an average interest rate of 10.7%, and $23.2 million of variable interest rate debt at an average interest rate of 8.1%. Additionally, the Company had $7.9 million in unused lines of credit at December 31, 1999, of which $7.1 million was attributed to Spinnaker.

Since 1987, the Board of Directors of Lynch has authorized the repurchase of 400,000 common shares. At December 31, 1999, Lynch's remaining authorization is to repurchase an additional 161,000 shares of common stock. In 1999, 8,130 shares were purchased for treasury at a cost of $525,000.

The Board of Directors has adopted a policy of not paying cash dividends, a policy which is reviewed annually. This policy takes into account the long term growth objectives of the Company, especially its acquisition program, shareholders' desire for capital appreciation of their holdings and the current tax law disincentives for corporate dividend distributions. Accordingly, no cash dividends have been paid since January 30, 1989 and none are expected to be paid in 2000.

In March, 2000 Lynch Systems completed a project specific line of credit totaling $7.1 million related to a contract to deliver equipment in 2000. Substantially all assets of Lynch Systems are pledged in support of the credit facility. In addition, the Company has guaranteed the full amount of the credit facility and has pledged $4 million of its Spinnaker Class A Common Stock as additional collateral.

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

The Company has a significant need for resources to fund the operations of the holding company and future growth. There currently is no credit facility in place at the Lynch corporate level, and the Company is currently considering various long and short term financing arrangements. One alternative could be to sell a portion or all of certain investments in operating entities either directly or through an exchangeable debt instrument. Additional debt and/or equity financing vehicles at corporate and/or subsidiaries are also being considered. While management expects to obtain adequate financing resources to enable the company to meet its obligations, there is no assurance that such can be readily obtained or at reasonable costs.

The Company is exploring all options with respect to Spinnaker, including liquifying and monetizing its investment, and searching for ways to provide the Company with a more financially visible investment with respect to M-tron. There is no assurance that any transaction will be implemented.

In March, 2000, the Company completed the previously announced sale of 100,000 shares of its common stock to its Chairman at $30 per share, or $3 million. This transaction is subject to shareholder ratification at the Company's 2000 annual meeting. These funds will be available for general corporate purposes.

YEAR 2000

The Company had initiated a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and developed an implementation plan to resolve the issue. The Year 2000 issue was the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs or programs utilized by vendors to the Company that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a major system failure or miscalculation. The Company's Year 2000 review was performed primarily by internal staff, and in certain operations supplemented by outside consultants. The principal Information Technology (IT) systems for the Company are sales order entry, shop floor control, inventory control and accounting. The Year 2000 may have also impacted various non-IT systems, including among other things security systems, HVAC, elevator systems, and communications systems. In addition, each of the Company's businesses may have been impacted by the Year 2000 readiness of third party vendors/suppliers.

The assessment phase for the Company's manufacturing businesses was completed by the 4th quarter of 1999. Based upon its identification and assessment efforts, the Company determined that certain of its computer and software used in manufacturing and accounting systems required replacement or modification. Such replacements and modifications were completed in the 4th quarter of 1999. The total cost of Year 2000 remediation was $0.2 million. A comprehensive contingency plan had been completed in the 4th quarter of 1999.

The assessment, implementation and contingency plans for the Company's Year 2000 program were based on management's estimates and were developed using numerous assumptions of future events, some of which were beyond the Company's control. The Company believed that with modifications to existing software and the conversion to new software, the Year 2000 issue would not pose significant operational problems for the Company as a whole.

The Company experienced no significant occurrences related to the Year 2000 issue.

MARKET RISK

The Company is exposed to market risk relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amounts of interest earned on the Company's cash equivalents and short-term investments and restricted cash. The Company generally finances the debt portion of the acquisition of long-term assets with fixed rate, long-term debt. The Company generally maintains the majority of its debt as fixed rate in nature either by borrowing on a fixed long-term basis or, on a limited basis, entering into interest rate swap agreements. The Company does not use derivative financial instruments for trading or speculative purposes. Management does not foresee any significant changes in the strategies used to manage interest rate risk in the near future, although the strategies may be reevaluated as market conditions dictate.

At December 31, 1999, approximately $23.2 million, or 16% of the Company's long-term debt and notes payable bears interest at variable rates. Accordingly, the Company's earnings and cash flows are affected by changes in interest rates. Assuming the current level of borrowings for variable rate debt and assuming a one percentage point change in the 1999 average interest rate under these borrowings, it is estimated that the Company's 1999 and 1998 interest expense would have changed by $.2 million and $.5 million, respectively. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is included under the caption "Executive Officers of the Registrant" in Item 1 hereof and included under the captions "Election of Directors" and "Section 16(a) Reporting" in Registrant's Proxy Statement for its Annual Meeting of Shareholders for 2000, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is included under the captions "Compensation of Directors," "Executive Compensation," "Executive Compensation and Benefits Committee Report on Executive Compensation" and "Performance Graph" in Registrant's Proxy Statement for its Annual Meeting of Shareholders for 2000, which information is incorporated herein by reference. The Performance Graph in the Proxy Statement shows that Registrant's Common Stock under performed the American Stock Exchange Market Value Index and a combined peer group index (telephone communications, except radio telephone operations, converted paper and paperboard and trucking except local) in 1998 and out performed said indices in 1997, 1996 and 1995. As a result of the spin off of Lynch Interactive Corporation, performance for 1999 was not comparative.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is included under the caption "Security Ownership of Certain Beneficial Owners and Management," in the Registrant's Proxy Statement for its Annual Meeting of Shareholders for 2000, which information is included herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is included under the caption "Executive Compensation", and "Transactions with Certain Affiliated Persons" in the Registrant's Proxy Statement for its Annual Meeting of Shareholders for 2000, which information is included herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)               The following documents are filed as part of this Form 10-K
                   Annual Report:

                  (1)       Financial Statements:

                  The  Report  of   Independent   Auditors  and  the   following
                  Consolidated Financial Statements of the Company are included herein:

                  Consolidated Balance Sheets at December 31, 1999 and 1998

                  Consolidated Statements of Operations - Years ended December
                   31, 1999, 1998, and 1997

                  Consolidated  Statements of Shareholders' Equity - Years ended
                    December 31, 1999, 1998, and 1997

                  Consolidated  Statements of Cash Flows - Years ended  December
                   31, 1999, 1998, and 1997

                  Notes to Consolidated Financial Statements

                  (2) Financial Statement Schedules as of December 31, 1999 and 1998 and for the three years ended December 31, 1999:

                  Schedule I - Condensed Financial Information of Registrant

                  Schedule II - Valuation and Qualifying Accounts

                  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(3)      Exhibits:  See the Exhibit Index on pages 67-70 of this Form 10-K
                  Annual Report.

         See Page 2 above re Forward Looking Information.
         -----------------------------------------------

(b)             Reports on Form 8-K:

         A Form 8-K dated October 6, 1999, was filed relating to Lynch Systems, Inc.'s receipt of a large order and settlement of a lawsuit.

(c) The following Exhibits listed in the Exhibit Index are filed with this Form 10-K Annual Report:

         *10(u)   -     Letter of Understanding between Registrant and
                        Louis A. Guzzetti.

         21       -     Subsidiaries of the Registrant

         23       -     Consent of Ernst & Young LLP

         24       -     Powers of Attorney

         27       -     Financial Data Schedule

*  Management contact or compensatory arrangement


(d)           Financial Statement Schedules:

              Financial Statement Schedules are listed in response to
              Item 14(a)(2)

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Lynch Corporation

We have audited the accompanying consolidated balance sheets of Lynch Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lynch Corporation and subsidiaries at December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.


                                             /s/ ERNST & YOUNG LLP

Stamford, Connecticut
March 28, 2000



                       LYNCH CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


ASSETS                                                             December 31     December 31
                                                                      1999             1998
CURRENT ASSETS:
     Cash and cash equivalents ....................................   $  13,106    $   1,132
     Trade accounts receivables, less allowances of $361 and $395 .      24,642       25,320
     Inventories ..................................................      31,680       28,396
     Deferred income taxes ........................................       8,943       11,714
     Other current assets .........................................       1,303        1,787
     Net current assets of subsidiaries distributed to shareholders        --         58,047
     Net current assets of discontinued operations ................        --         36,226
                                                                      ---------    ---------
TOTAL CURRENT ASSETS ..............................................      79,674      162,622

Restricted Cash ...................................................      56,026         --

PROPERTY, PLANT AND EQUIPMENT:
     Land .........................................................         672          672
     Buildings and Improvements ...................................      11,015       12,585
     Machinery and Equipment ......................................      54,529       51,306
                                                                      ---------    ---------
                                                                         66,216       64,563
    Accumulated Depreciation ......................................     (22,137)     (17,534)
                                                                      ---------    ---------
                                                                         44,079       47,029
EXCESS OF COST OVER FAIR VALUE OF NET ASSETS
   ACQUIRED, NET ..................................................      22,020       21,075
OTHER ASSETS ......................................................       9,393        7,328
NET NON - CURRENT ASSETS OF SUBSIDIARIES DISTRIBUTED
  TO SHAREHOLDERS .................................................        --        170,295
NET NON - CURRENT ASSETS OF DISCONTINUED OPERATIONS ...............        --         71,651
                                                                      ---------    ---------
TOTAL ASSETS ......................................................   $ 211,192    $ 480,000
                                                                      =========    =========

See accompanying notes


                     LYNCH CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                               (In Thousands)

                                                               December 31      December 31
                                                                  1999             1998
CURRENT LIABILITIES
   Notes payable to banks ...............................   $  23,178    $  59,686
     Trade accounts .....................................      14,404       18,178
     Accrued interest payable ...........................       2,426        2,575
     Accrued liaiblites .................................      13,956        3,580
     Customer advances ..................................         860        2,406
     Current maturities of long-term debt ...............       1,636        2,027
     Net current liabilities of subsidiaries
       distributed to shareholder .......................        --         37,240
     Net current liabilities of discontinued operations .        --         18,162
                                                            ---------    ---------
TOTAL CURRENT LIABILITIES ...............................      56,460      143,854

LONG-TERM DEBT ..........................................     116,765      126,976
DEFERRED INCOME TAXES ...................................       6,225       11,715
OTHER LONG-TERM LIABILITIES .............................       4,866        2,182
MINORITY INTERESTS ......................................      10,885        3,999
NET NON-CURRENT LIABILITIES OF SUBSIDIARIES
  DISTRIBUTED TO SHAREHOLDERS ...........................        --        147,600
NET NON-CURRENT LIABILITIES OF DISCONTINUED
   OPERATIONS ...........................................        --          3,881


COMMITMENT AND CONTINGINCIES

SHAREHOLDERS' EQUITY
  COMMON STOCK, NO PAR VALUE - 10,000,000 SHARES
    AUTHORIZED; 1,471,191 shares issued (at stated value)       5,139        5,139
  ADDITIONAL PAID-IN CAPITAL ............................       8,302        8,554
  RETAINED EARNING ......................................       3,843       26,771
  ACCUMULATED OTHER COMPREHENSIVE INCOME(LOSS) ..........         (40)          59
  TREASURY STOCK OF 61,008 AND 52,943 SHARES AT COST ....      (1,253)        (730)
                                                            ---------    ---------
                                                               15,991       39,793
                                                            ---------    ---------
                                                            $ 211,192    $ 480,000
                                                            =========    =========

See accompanying notes


                      LYNCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except share amounts)

                                                                    Years Ended December 31
                                                               1999           1998           1997
SALES AND REVENUES .....................................   $   194,222    $   187,644    $   153,735


Costs and expenses:
   Manufacturing .......................................       172,567        162,735        126,570
   Selling and Administrative ..........................        21,570         20,835         20,435
                                                           -----------    -----------    -----------
  OPERATING PROFIT .....................................            85          4,074          6,730

Other Income (expense):
  Investment Income ....................................         2,354            199            305
  Interest Expense .....................................       (11,882)        (8,591)        (5,189)
  Gain on Sale of Stock by Subsidiary ..................          --            2,090            (91)
                                                           -----------    -----------    -----------
                                                                (9,528)        (6,302)        (4,975)
                                                           -----------    -----------    -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES, MINORITY INTERESTS, DISCONTINUED
  OPERATIONS AND EXTRAORDINARY ITEM ....................        (9,443)        (2,228)         1,755

Benefit (provision) for income taxes ...................         2,544          1,408           (301)
Minority interests .....................................         2,647          1,107           (121)
                                                           -----------    -----------    -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEM .........        (4,252)           287          1,333

DISCONTINUED OPERATIONS:
 Income (loss) from operations of Lynch Interactive
 Corporation distributed to shareholders (less income
 Tax (provision) benefit of $3,068, ($5,012), and $3,848
 and minority interests of $578, $1,226, and $714)......        (7,493)         4,929         (3,349)

(Loss) from discontinued operations of Industrial
  tape segment (less income tax benefit of $308,
  $2,192, and $226 and minority interests of $558,
  $1,429, and $239) ....................................          (572)        (1,859)          (862)


Gain on sale of Industrial tape segment
 (less income tax provision of $6,495 and
  minority interest of $7,013) .........................        10,431           --             --

EXTRAORDINARY ITEM:
  Gain on early extinguishment of debt (less
  income tax provision of 4355 and minority
  interest of $300) ....................................           303           --             --
                                                           -----------    -----------    -----------
NET INCOME (LOSS) ......................................   $    (1,583)   $     3,357    $    (2,878)
                                                           ===========    ===========    ===========
Weighted average shares outstanding ....................     1,415,000      1,418,000       1,415,00

Basic and diluted earnings (loss) per share:

Income (loss) from continuing operations
 before discontinued operations ........................   $     (3.00)   $       .20    $      0.94
Income (loss) from operations of
   Lynch Interactive Corporation .......................         (5.30)          3.48          (2.37)
Income (loss) from gain on sale and operations
  of industrial tape segement ..........................          6.97          (1.31)         (0.61)
Extraordinary item .....................................           .21           --             --
                                                           -----------    -----------    -----------
NET INCOME (LOSS) ......................................   $     (1.12)   $      2.37    $     (2.03)
                                                           ===========    ===========    ===========

Accmpanying notes



                       Lynch Corporation and Subsidiaries
                 Consolidated Statements of Shareholders' Equity

                   For the Three Years Ended December 31, 1999
                    (In Thousands except for shares of common
                                     stock)

                                                                                    ACCUMULATED
                                                             ADDITIONAL                OTHER
                             SHARES OF COMMON   COMMON        PAID-IN    RETAINED  COMPREHENSIVE     TREASURY
                            STOCK OUTSTANDING   STOCK         CAPITAL    EARNINGS      INCOME          STOCK         TOTAL
                               ------------   ----------   -----------   ------------ ------------  ----------      ---------
BALANCE AT DEC 31, 1996 .....    1,391,034    $    5,139   $    8,417      $  26,472         --      $   (1,105)     $ 38,923
Issuance of Treasury Stock ..       26,014          --            313          --            --             359           672
Capital transactions of The
 Morgan Group, Inc.                   --            --            (86)         --            --            --             (86)
Dividend of East/West
 Communications, Inc.                 --            --           --            (180)         --            --            (180)
Net income (loss) for year ..         --            --           --          (2,878)         --            --          (2,878)
                                ----------    ----------   ----------    ----------    ----------    ----------    ----------
BALANCE AT DEC 31, 1997 .....    1,417,048         5,139        8,644        23,414          --            (746)       36,451
Issuance of Treasury Stock ..        1,200          --             74          --            --              16            90
Capital transactions of The
 Morgan Group, Inc.                   --            --          (164)          --            --            --            (164)
Net income (loss) for year ..         --            --           --           3,357          --            --           3,357
Other comprehensive income             --            --           --            --              59          --              59
                                ----------    ----------   ----------    ----------    ----------    ----------    ----------
BALANCE AT DEC 31, 1998 .....    1,418,248         5,139        8,554        26,771            59          (730)       39,793
   Purchase of Treasury Stock       (8,065)         --             --          --            --            (523)         (523)
Capital transactions of The
 Morgan Group, Inc.                   --            --          (252)          --            --            --            (252)
Dividend of Lynch
   Interactive Corporation           --            --           --         (21,345)          (59)          --         (21,404)
Net income (loss) for year           --            --           --          (1,583)          --            --          (1,583)
Other comprehensive income           --            --           --             --            (40)          --             (40)
                                ----------    ----------   ----------    ----------    ----------    ----------    ----------
BALANCE AT DEC 31, 1999 .....    1,410,183    $    5,139   $    8,302    $    3,843    $      (40)   $   (1,253)   $   15,991
                                ----------    ----------   ----------    ----------    ----------    ----------    ----------


                      LYNCH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)                                                                Years Ended December 31
                                                                    -----------------------------------------
                                                                            1999      1998          1997
                                                                    -----------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                       ($1,583)       $3,357       ($2,878)
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities of continuing operations:
Adjustment from discontinued operations:
   (Income) loss from operations of Lynch Interactive Corporation          7,493      (4,929)          3,349
   Loss from operations of industrial tape segment                           572        1,859            862
   Gain on sale of industrial tape segment                              (10,431)            -              -
Extraordinary item                                                         (303)            -              -
   Depreciation and amortization                                           7,020        5,165          3,216
   Amortization of deferred financing charges                                786          771            632
   Gain on sale of stock by subsidiary corporation                            --      (4,778)          (169)
   Deferred taxes                                                          3,281      (1,488)        (1,279)
   Minority interests                                                      6,886      (2,536)          (367)
   Gain on sale of fixed assets                                            (854)            -              -
   Changes in operating assets and liabilities:                                -            -              -
       Receivables                                                           678        2,560          1,959
       Inventories                                                       (3,284)        2,270             22
       Accounts payable and accrued liabilities                          (7,897)        8,317        (3,450)
       Other                                                               1,144        (728)          (479)
                                                                    -------------   ----------   ------------

Cash provided by operating activities of continuing operations             3,508        9,840          1,418
                                                                    -------------   ----------   ------------

INVESTING ACTIVITIES

Capital Expenditures                                                     (3,795)      (3,297)        (3,231)
Investment in Spinnaker Coating - Maine                                        -     (47,933)              -
Proceeds from sale of industrial tape segment                            104,450            -              -
Proceeds from sale of fixed assets                                         2,403        2,696              -
Other                                                                        509        (128)        (1,339)
                                                                    -------------   ----------   ------------

Cash provided by (used in) investing activities of
   continuing operations                                                 103,567     (48,662)        (4,570)
                                                                    -------------   ----------   ------------

FINANCING ACTIVITIES

Net borrowings (repayments) of notes payable                            (36,127)       42,268          1,121
Issuance of long-term debt                                                     -        6,025          1,262
Repayment of long-term debt                                             (10,937)      (1,954)        (1,991)
Deferred financing costs                                                   (580)        (726)              -
(Purchase) sale of treasury stock                                          (775)           90            672
Other                                                                          -        (841)            755

                                                                    -------------   ----------   ------------
Cash provided by (used in) financiging activities of
   continuing operations                                                (48,419)       44,862          1,819
                                                                    -------------   ----------   ------------

Net increase (decrease) in cash and cash equivalents                      58,656        6,040        (1,333)
Cash provided by (used by) Lynch Interactive Corporation                   3,599      (1,880)          (557)
Cash provided by (used by) industrial tape segment                         5,745      (7,025)            864
                                                                                      -------
                                                                    -------------                ------------

Increase (decrease) in cash and cash equivalents                          68,000      (2,865)        (1,026)
Cash and cash equivalents at beginning of period                           1,132        3,997          5,023
                                                                    -------------   ----------   ------------

Cash and cash equivalents at end of period, including
   $56,026 of Restricted Cash at December 31, 1999                       $69,132       $1,132         $3,997
                                                                    =============   ==========   ============

                       Lynch Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                               December 31, 1999

1.       Accounting and Reporting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Lynch Corporation (the "Company" or "Lynch") and entities in which it has majority voting control. All material intercompany transactions and accounts have been eliminated in consolidation. See Note 4 for details of the spin off of Lynch Interactive Corporation which occurred on September 1, 1999.

Uses of Estimates

The  preparation  of  consolidated   financial  statements  in  conformity  with
accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents consist of highly liquid investments with a maturity of less than three months when purchased.

At December 31, 1999 and 1998, assets of $1.1 million and $1.3 million, which are classified as cash and cash equivalents, are invested in United States Treasury money market funds for which affiliates of the Company serve as investment managers to the respective funds.

Restricted Cash

At December 31, 1999 the Company had $56 million of Restricted Cash. See discussion of Restricted Cash in Note 6 - Notes Payable and Long-Term Debt.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and include expenditures for additions and major improvements. Maintenance and repairs are charged to operations as incurred. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range from 3 years to 35 years. For income tax purposes, accelerated depreciation methods are used.

Excess of Cost over Fair Value of Net Assets of Companies Acquired

Excess of cost over fair value of net assets of companies acquired (goodwill) is being amortized on a straight-line basis over periods ranging from twenty to forty years. The Company periodically reviews goodwill to assess recoverability, and impairments would be recognized in operating results if a permanent diminution in value were to occur. The Company measures the potential impairment of recorded goodwill by the undiscounted value of expected future cash flows in relation to its net capital investment in the subsidiary. Based on its review, the Company does not believe that an impairment of its goodwill has occurred. Excess of cost over fair value of net assets acquired include acquisition intangibles of $23.4 million and $21.6 million, net of accumulated amortization of $1,391,000 and $574,000 at December 31, 1999 and 1998, respectively.

Revenue Recognition

Revenues, with the exception of certain long-term contracts discussed below, are recognized on shipment.

Research and Development Costs

Research and development costs are charged to operations as incurred. Such costs were $571,000, $1,030,000, and $1,022,000 in 1999, 1998, and 1997, respectively.

Earnings Per Share

In 1997, the Company adopted Financial Accounting Standards Board Statement ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. The Company's basic and diluted earnings per share are equivalent as the Company has no dilutive securities.

Segment Information

Effective December 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 superseded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 establishes new standards for reporting information about operating segments. SFAS No. 131 requires disclosure of selected financial and descriptive information for each operating segment based on management's internal organizational decision-making structure. Additional information is required on a company-wide basis for revenues by product or service, revenues and identifiable assets by geographic location and information about significant customers. The adoption of SFAS No. 131 did not affect results of operations or financial position, but did affect the disclosure of segment information. Prior year amounts have been reclassified to conform to the requirements of SFAS No.
131. See Note 14.

Pension and Other Post-Retirement Benefits

In February 1998, the FASB issued SFAS No. 132, "Employers Disclosures About Pensions and Other Post-Retirement Benefits", which is an amendment to SFAS No.'s 87, 88, and 106. This SFAS revises employers' disclosures about pension and other post-retirement benefits plans. It does not change the measurement or recognition of those plans. The adoption of SFAS No. 132 in 1998 did not have a significant impact on the Company's consolidated financial statements as the Company's benefit plans are not material.

Accounting for Long-Term Contracts

Lynch Systems, Inc., a 91% owned subsidiary of the Company is engaged in the manufacture and marketing of glass-forming machines and specialized manufacturing machines. Certain sales contracts require an advance payment (usually 15% of the contract price) which is accounted for as a customer advance. The contractual sales prices are paid either (i) as the manufacturing process reaches specified levels of completion or (ii) based on the shipment date. Guarantees by letter of credit from a qualifying financial institution are required for most sales contracts. Because of the specialized nature of these machines and the period of time needed to complete production and shipping, Lynch Systems accounts for these contracts using the percentage-of-completion accounting method as costs are incurred. At December 31, 1999 and 1998, costs in excess of billings were $95,000 and $0, respectively.

Impairments

The Company accounts for impairments of long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Company periodically assesses the net realizable value of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For assets to be held and used, impairment is determined to exist if estimated undiscounted future cash flows are less than the carrying amount. For assets to be disposed of, impairment is determined to exist if the estimated net realizable value is less than the carrying amount.

Stock Based Compensation

The Company accounts for stock based compensation in accordance with the provisions of SFAS No. 123, "Accounting for Stock Based Compensation". SFAS No. 123 establishes a fair value method of accounting and reporting standards for stock based compensation plans. However as permitted by SFAS No. 123, the Company has elected to continue to apply the provisions of Accounting Principles Board Opinion ("APB") No. 25, if the exercise price of the Company's employee stock options was not less than the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company is required to disclose the pro forma net income (loss) and net income (loss) per share as if the fair value method defined in SFAS No. 123 had been applied to all grants made on or after January 1, 1995. See Note 8 for pro forma disclosures.

Fair Value of Financial Instruments

Cash and cash equivalents, trade accounts receivable, short-term borrowings, trade accounts payable and accrued liabilities are carried at cost which approximates fair value due to the short-term maturity of these instruments. The carrying account of the Company's borrowings under its revolving lines of credit approximates fair value, as the obligations bear interest at a floating rate. The fair value of other long-term obligations approximates cost based on borrowing rates for similar instruments, excluding the Spinnaker Industries, Inc. ("Spinnaker") senior-secured debt with a carrying value of $109 million at December 31, 1999 and $115 million at December 31, 1998 and a fair value of between $87.8 million and $92.3 million, and $100.1 million, respectively, at December 31, 1999 and 1998, based on quoted market prices.

Issuance of Stock by Subsidiaries and Investees

Changes in the Company's equity in a subsidiary or an investee caused by issuance of the subsidiary's or investees' stock are accounted for as gains or losses where such issuance is not part of a broader reorganization (see Note 9).

Reclassifications

The consolidated financial statements reflect the spin off of Lynch Interactive Corporation (Interactive) from Lynch Corporation that occurred in the third quarter of 1999 and also the sale by Spinnaker Industries, Inc. (Spinnaker), of its two industrial tape units, Central Products Company and Spinnaker Electrical that also occurred in the third quarter of 1999. Accordingly, the operating results of both Interactive and the industrial tape segment have been segregated from continuing operations of the Company and are reported as separate line items on the financial statements as discontinued operations. The comparative amounts for 1998 and 1997 have also been restated to reflect the above transactions.

Certain other amounts in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 presentation. These other reclassifications are immaterial to the consolidated financial statements taken as a whole.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 2000. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value are either offset against the changes in fair value of assets and liabilities through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of SFAS No. 133 will have a significant effect on its earnings or financial position.

2.       Acquisitions

On July 31, 1998, the Company's subsidiary, Spinnaker, acquired tesa tape, Inc.'s pressure-sensitive electrical tape product line and its Carbondale, IL manufacturing plant (the "Spinnaker Electrical Acquisition"). The purchase price totaled $10.7 million, comprised of 200,000 shares of Spinnaker common stock (subject to adjustment) valued at $3.7 million, $4.5 million in term debt, $2.0 million in cash, and a $0.5 million subordinated note. The acquired business produces electrical tape for insulating motors, coils and transformers for customers in Europe, Canada and the U.S. This company was subsequently sold within the industrial tape segment. See Note 3 - Discontinued Operations.

On March 17, 1998, Spinnaker Coating-Maine, Inc., a wholly owned subsidiary of Spinnaker, acquired the assets of the pressure-sensitive adhesive-backed label stock business of S. D. Warren (the "S.D. Warren Acquisition"). The purchase price was approximately $51.8 million, plus the assumption of certain liabilities and transaction costs, and was funded by issuing the seller a convertible subordinated note of $7.0 million with the remainder funded by Spinnaker's revolving credit facility. As a result of this transaction, the Company recorded approximately $23.1 million in goodwill which is being amortized over 30 years.

All of the above acquisitions were accounted for as purchases, and accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair market values on their respective dates of acquisition. The operating results of the acquired companies are included in the Consolidated Statements of Operations from their respective acquisition dates except for the tesa tape acquisition, which is included in discontinued operations.

The following unaudited pro forma information shows the results of the Company's operations presented as if the S. D. Warren Acquisition was made at the beginning of 1997. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the transactions been made at that date nor is it necessarily indicative of future results of operations.

                                        For the years ended December 31
                                    (In thousands, except per share amounts)
                                             1998        1997

Sales ..................................   $ 199,758   $ 217,614
                                           =========   =========
Income (loss) from continuing operations   $  (3,053)  $   2,274
                                           =========   =========

Net income (loss) ......................   $   3,197   $  (1,937)
                                           =========   =========
Basic and diluted earnings per share:
Income (loss) from continuing operations   $   (2.15)  $    1.61
                                           =========   =========

Net income (loss).......................   $    2.25   $   (1.37)
                                           =========   =========



3.       Discontinued Operations

On April 9, 1999, Spinnaker entered into a definitive agreement to sell its industrial tape segment to Intertape for approximately $105 million and five-year warrants to purchase 300,000 shares of Intertape common stock (New York Stock Exchange Symbol "ITP") at an exercise price of $29.50 per share. The warrants were valued at approximately $3.0 million using the Black-Scholes option pricing model and are reflected in other assets. Accordingly, operating results of the industrial tape segment have been segregated from continuing operations and reported as a separate line item on the statement of operations.

The sale of the two industrial tape businesses closed on August 10, 1999 and July 30, 1999, respectively. The Company recorded gains totaling $17.4 million, net of applicable income taxes of approximately $6.5 million. Spinnaker offset the cash tax liability by utilizing net operating loss carry forwards.

The Company has restated its prior financial statements to present the operating results of the industrial tape segment as a discontinued operation. The industrial tape segment net sales were $69.5 million, $121.8 million and $119.7 million for the periods ended December 31, 1999 (through the date of sale), 1998 and 1997, respectively.

General corporate office expenses related to finance and administrative functions including public company compliance reporting, bank and investor relations, taxes other than income taxes and holding company payroll, historically allocated and charged to the industrial tape segment were reversed and allocated back to continuing operations. These expenses were not considered to be directly attributed to discontinued operations. Historical expenses allocated back to continuing operations totaled $1.0 million, $1.5 million and $0.9 million in the periods ended December 31, 1999, 1998 and 1997, respectively.

Interest expense attributed to the Senior Notes and related deferred financing has historically been allocated based on the pro rata share of subsidiary debt obligations retired with the proceeds from the issuance of the Senior Notes, to total debt obligations retired. The Senior Note proceeds were used to extinguish certain outstanding term and revolver obligations in October 1996. Interest expenses charged to the discontinued industrial tape segment totaled $5.2 million for the period ended December 31, 1999 and $8.5 million in the periods ended December 31, 1998 and 1997.

The assets and liabilities of the industrial tape segment of Spinnaker included in the accompanying consolidated balance sheet at December 31, 1998 consist of the following (in thousands):

Accounts receivable, net ..........................   $14,815
Inventories, net ..................................    18,167
Prepaids and other ................................     3,244
                                                      -------
Current assets of discontinued operations .........   $36,226
                                                      =======

Property, plant and equipment, net ................   $48,312
Goodwill and other assets .........................    23,339
                                                      -------
Non-current assets of discontinued operations .....   $71,651
                                                      =======

Accounts Payable ..................................   $13,720
Accrued liabilities ...............................     4,442
                                                      -------

Current liabilities of discontinued operations ....   $18,162
                                                      =======

Non-current liabilities  of discontinued operations   $ 3,881
                                                      =======


4.           Spin Off

On August 12, 1999, the Board of Directors approved a plan to distribute the stock of Lynch Interactive Corporation on a one for one basis to the shareholders of Lynch Corporation ("spin off"). Lynch completed the spin off of Lynch Interactive Corporation ("Interactive") on September 1, 1999, to stockholders of record on August 23, 1999. Pursuant to the spin off, each Lynch shareholder received one share of Interactive common stock for each share of Lynch owned. Lynch had received a private letter ruling from the Internal Revenue Service that the spin off would be tax free to Lynch shareholders. Interactive is listed on the American Stock Exchange under the symbol "LIC".

Interactive owns all of what were Lynch's multimedia and service businesses while Lynch retained the manufacturing businesses. Interactive owns the telephone companies, television interests and PCS interests, as well as the 55% equity interest of The Morgan Group, Inc. In addition, Interactive owns a 13.6% equity interest in Spinnaker Industries, Inc. Lynch owns a 47.6% equity interest in Spinnaker (60.4% of voting interest), as well as 100% of M-tron Industries, Inc. and 92% of Lynch Systems, Inc.

As a result, the Company's multimedia and services segments are being reported as operations distributed to shareholders in the accompanying consolidated financial statements. Accordingly, operating results of Lynch Interactive Corporation have been segregated from continuing operations and reported as a separate line item on the statements of operations.

Lynch has restated its prior year financial statements to present the operating results of the Company on a comparable basis. Interactive's net sales were $
204.6 million, $205.2 million, and $194.1 million for the fiscal years ended December 31, 1999, 1998, and 1997, respectively.

In the third quarter of 1999, Lynch acquired by merger, all of the stock of Central Scott Telephone Company. This company became part of Lynch Interactive and was included in the spin off.

Lynch Interactive and Lynch have entered into certain agreements governing various ongoing relationships, including the provision of support services and a tax allocation agreement. The tax allocation agreement provides for the allocation of tax attributes to each company as if it had actually filed with the respective tax authority. At the spin off, the employees of the corporate office of Lynch Corporation became the employees of Lynch Interactive Corporation and Lynch Interactive Corporation began providing certain support services to Lynch. The Company was charged a management fee for these services amounting to approximately $200,000 in 1999.

The net assets of Interactive included in the accompanying audited consolidated balance sheet as of December 31, 1998 consist of the following: (in thousands)


Cash, cash equivalents and marketable securities .........   $ 27,988
 Accounts receivable, net ................................     18,853
Deferred income taxes ....................................      4,265
Prepaid expenses and other ...............................      6,941
                                                             --------
Current assets of subsidiaries distributed to shareholders   $ 58,047
                                                             ========

Property,  plant and  equipment,  net ....................   $ 91,183
Goodwill .................................................     47,740
Investment  in and  advances to PCS license  holders .....     23,360
Other  assets ............................................      8,012
                                                             --------
Non-current  assets of subsidiaries
  distributed to  shareholders ...........................   $170,295
                                                             ========

Notes payable ............................................   $  2,037
Accounts payable .........................................      4,662
Accrued liabilities ......................................     21,902
Current portion of long term debt ........................      8,639
                                                             --------
Current liabilities of subsidiaries
  distributed to shareholders ............................   $ 37,240
                                                             ========

Long Term Debt............................................   $119,024
Deferred income tax ......................................     13,062
Other  long term debt ....................................      4,987
Minority interest ........................................     10,527
                                                             --------
Non-current liabilities and
 minority interest of subsidiaries
 distributed to shareholders .............................   $147,600
                                                             ========

The net assets distributed to interactive were estimated to be $ 23.0 million at September 1, 1999. Such amount was subsequently decreased in the fourth quarter by $1.6 million to reflect revised estimates of liabilities distributed.

5.           Inventories

Inventories are stated at the lower of cost or market value. Inventories valued using the last-in, first-out (LIFO) method comprised approximately 12% and 9% of consolidated inventories at December 31, 1999 and 1998, respectively. Inventories at Spinnaker Coating, 80% and 82% of inventories at December 31, 1999 and 1998, respectively, are valued using the specific identification method. The balance of inventories are valued using the first-in-first-out
(FIFO) method.

                               December 31
                             1999        1998
                              (In Thousands)

Raw materials and supplies   $10,407   $ 7,711
Work in progress .........     2,114     1,273
Finished goods ...........    19,159    19,412
                             -------   -------
   Total .................   $31,680   $28,396
                             =======   =======

Current cost exceeded the LIFO value of inventories by $829,000 and $880,000 at December 31, 1999 and 1998, respectively.

6.           Notes Payable and Long-term Debt

Long-term debt consists of (all interest rates are at December 31, 1999):
                                                                                 December 31
                                                                                1999     1998
                                                                               (In Thousands)

Spinnaker Industries, Inc. 10.75% Senior
   Secured Notes due 2,006 .............................................   $ 108,585    $ 115,000
Unsecured note issued in connection with
   acquisition at a fixed interest rate of 10% .........................       7,000        7,500
Other ..................................................................       2,816        6,503
                                                                           ---------    --------
                                                                             118,401     129,003
Current maturities .....................................................      (1,636)      (2,027)
                                                                           ---------    --------
                                                                           $ 116,765    $126,976
                                                                           =========    ========

On October 23, 1996, Spinnaker completed the issuance of $115,000,000 of 10.75% senior-secured debt due 2006. The debt proceeds were used to extinguish substantially all existing bank debt, bridge loans and lines of credit at Spinnaker and its two major operating subsidiaries, Central Products and Spinnaker Coating. Financing costs were incurred by Spinnaker in conjunction with the issuance of the 10.75% senior secured notes and other financing activities. These financing costs are deferred and amortized over the term of the related debt. Unamortized financing costs of $5.4 million and $5.7 million at December 31, 1999 and 1998, respectively, are included in other assets.

The notes are redeemable, in whole or in part, at the option of Spinnaker on or after October 15, 2001, at redemption prices beginning at 105.375% of the principal amount declining to 100% of the principal amount on October 15, 2005, plus accrued and unpaid interest. The notes are unconditionally guaranteed, jointly and severally, by Spinnaker's subsidiaries, Spinnaker Coating, Inc., and Entoleter, Inc.

Spinnaker completed the sale of Central Products on August 10, 1999 and $18.2 million of the proceeds were used to repay the working capital revolver debt. Any net cash proceeds from the sale of Central Products ("Restricted Proceeds") not invested in any business within 270 days after the sale of Central Products or not used within that time to permanently reduce indebtedness (other than subordinated debt) shall be deemed to be excess proceeds. At December 31, 1999, the amount of net cash proceeds, which are restricted in their future use, has been classified as Restricted Cash on the Company's balance sheet. If any excess proceeds exist 270 days after the sale of Central Products, Spinnaker is obligated to utilize those proceeds to make an offer to purchase the Senior Notes at par plus accrued interest.

During the third and fourth quarters of 1999, Spinnaker Electrical purchased a total of $6.4 million of the outstanding Senior Notes on the open market at an average price of 81.5% of par value. The Company has recorded a gain on the early extinguishment of debt of approximately $303,000, which amount has been reduced by the write-off of a proportional amount of deferred financing costs and after giving effect to taxes and minority interest.

The proceeds from the sale of Spinnaker Electrical, an unrestricted subsidiary under the Indenture, were used to repay approximately $6.9 million of certain term debt and working capital revolver debt collateralized by the assets of Spinnaker Electrical. The remaining net proceeds will be used for general corporate purposes, which may include purchasing Senior Notes in the open market. Other options include acquisitions, capital expenditures, and / or repurchase shares of Spinnaker common stock. Subsequent to December 31, 1999, Spinnaker utilizing the Restricted Proceeds, purchased $33.4 million (par value) of outstanding Senior Notes on the open market at an average price of 83.6%. In addition, Spinnaker purchased all of the Senior Note holdings of Spinnaker Electrical at 81.5% of par value, plus accrued interest, representing Spinnaker Electrical's cost basis.

At December 31, 1998, the Company had two lines of credit totaling $20.0 million, of which $4.9 million was available. In conjunction with the spin off of Lynch Interactive, these credit facilities were transferred from the Company to Interactive.

On a consolidated basis, at December 31, 1999, Lynch maintains short-term and long-term line of credit facilities totaling $43.7 million (subject to limitations that reduce the availability to $35.4 million), of which $12.3 million was available for future borrowings. Spinnaker Industries, Inc. maintains lines of credit at its subsidiaries which in the aggregate total $40.0 million (subject to limitations that reduce the availability to $32.0 million), of which $11.5 million was available at December 31, 1999. These facilities, as well as facilities at other subsidiaries of Lynch, generally limit the credit available under the lines of credit to certain variables, such as inventories and receivables, and are secured by the operating assets of the subsidiary, and include various financial covenants. At December 31, 1999, $ 3.7 million of these total facilities expire within one year and subsequent to year-end were extended to March of 2001. The weighted average interest rate for short-term borrowings at December 31, 1999 was 8.05%. The Company pays fees ranging from 0% to 0.375% on its unused lines of credit.

In general, the long-term debt facilities are secured by substantially all of the Company's property, land and equipment, inventory, receivables and common stock of certain subsidiaries and contain certain covenants restricting distributions to Lynch. At December 31, 1999, and 1998, substantially all the subsidiaries' net assets are restricted.

Cash payments for interest were $10.6 million, $7.2 million and $4.8 million for the years ended December 31, 1999, 1998 and 1997, respectively.

Aggregate principal maturities of long-term debt for each of the next five years are as follows: 2000 -- $ 1.6 million; 2001 -- $ .4 million; 2002 -- $ 7.4 million; 2003 -- $ .6 million and 2004 -- $0 million.

7.        Minority Interests and Related Party Transactions

On July 31, 1998, Spinnaker completed the acquisition of the electrical tape division of tesa tape, inc. (see Note 2). A portion of the purchase price was 200,000 newly issued shares of Spinnaker Class A common stock (subject to certain adjustments). In accordance with the Company's policy, as a result of this issuance, the Company recorded a pre-tax gain on the sale of subsidiary stock of $2.1 million in 1998.

On June 13, 1994, Spinnaker entered into a management agreement (the "Management Agreement") with Boyle, Fleming & Co., Inc. ("BF"), of which a former Director of the Company is a principal, to assume the management of Spinnaker. Effective August 31, 1996, the Management Agreement was terminated at which time Messrs. Boyle and Fleming became employees of Spinnaker. Spinnaker and BF also entered into a Warrant Purchase Agreement in 1994, pursuant to which BF received warrants to purchase common stock of Spinnaker (equating to a 20% ownership of Spinnaker at that time) at any time on or before June 30, 1999, subject to certain restrictions. The remaining warrants were exercised in January 1998. Mr. Boyle is currently a member of the Office of the Chairman and Mr. Fleming remains President.

On October 23, 1996, concurrent with the issuance of the $115 million senior notes (see Note 6), Spinnaker acquired the remaining 25% minority interest in its Spinnaker Coating subsidiary. The terms of the acquisition involved a cash payment of approximately $2.3 million and the issuance of 9,613 shares of Spinnaker Common Stock. In addition, as part of the consideration for the shares of capital stock of Spinnaker Coating, the minority shareholders received the right to a contingent payment, which is exercisable at any time during the period beginning October 1, 1998 and ending September 30, 2000. The contingent payment is based upon the percentage of the capital stock owned by the former Spinnaker Coating entity at the time of the merger multiplied by the fair market value of the capital stock of Spinnaker Coating, as determined in accordance with certain economic assumptions and including an adjustment for a minority ownership discount, as of the date such right is exercised, less the consideration received at closing. The contingent price is payable through the issuance of Common Stock of Spinnaker, unless Spinnaker elects to pay the contingent price in cash. If such payments are made in cash, they could give rise to a default under the Senior Notes, unless there is sufficient availability under provisions regarding restricted payments contained in the Senior Notes. The amount of the contingent payment is currently being determined. Any contingent consideration paid in the future will be allocated to goodwill.

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

8.           Stock Option Plans

In accordance with Spinnaker's directors stock option plan, Spinnaker may grant stock options to directors who are not employees of Spinnaker. In February 1996, Spinnaker granted 30,000 stock options for the purchase of one share each of Spinnaker Class A Common Stock and Spinnaker Common Stock at a total price of $40 per option exercised (adjusted for the stock dividend in August 1996) to qualifying directors. The options vest over a two-year period with 15,000 options becoming exercisable two years after the grant date. The options expire on the fifth anniversary after the grant date or 30 days after the director ceases to be a director. In January of 1997, under the same terms, Spinnaker issued 10,000 stock options for the purchase of one share of Common Stock at an exercise price of $27 per share. As permitted by SFAS No. 123, Spinnaker elected to account for these options under APB No. 25 and as such no compensation expense was recorded because the option exercise price was not less than the market price at the date of grant. All of these options are currently outstanding and exercisable.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if Spinnaker had accounted for its director stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 6.09%-5.58%; dividend yields of 0%, volatility factors of the expected market price of the Spinnaker's common stock of .50; and a weighted-average expected life of the options of 3 years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The estimated weighted-average fair value per option is approximately $14.62 and $10.40 for the 1997 and 1996 options, respectively. The pro forma effect on Lynch's 1999, 1998 and 1997 operations is as follows (in thousands, except for per share amounts):

                                            --------------------------------------------
                                                  1999          1998           1997
                                            --------------------------------------------
         As reported:
            Net Income (loss)                    $ (1,583)       $ 3,357      $ (2,878)
            Per share:
               Basic                             $  (1.12)       $  2.37      $  (2.03)
               Diluted                                                           (2.03)
         Pro forma:
            Net income (loss)                    $ (2,832)       $ 3,326      $ (2,950)
            Per share:
               Basic                             $  (2.00)       $  2.35      $  (2.08)
               Diluted
                                                    (2.00)          2.35         (2.08)



9.           Shareholders' Equity

The Board of Directors has authorized the purchase of up to 400,000 shares of Common Stock. Through December 31, 1999, 238,991 shares had been purchased at an average cost of $14.88 per share.

In January 1994, an officer was granted stock options to purchase up to 24,516 shares of Lynch common stock at an exercise price of $23.125, the closing price on the date of grant. These options were exercised in January 1997 and shares were issued from Treasury.

On February 1, 1996, the Company adopted a plan to provide a portion of the compensation for its directors in common shares of the Company. The amount of common stock is based upon the market price at the end of the previous year. Through December 31, 1999, 4,126 shares have been awarded under this program.

On February 29, 1996, the Company adopted a Stock Appreciation Rights program for certain employees. To date, 43,000 of Stock Appreciation Rights ("SAR") have been granted at prices ranging from $63 to $85 per share (pre spin off prices). Upon the exercise of a SAR, the holder is entitled to receive an amount in cash equal to the amount by which the market value of the Company's common stock on the exercise date exceeds the grant price of the SAR. Effective September 30, 1998, the Company amended the SAR Program so that the SAR's became exercisable only if the market price for the Company's shares exceeds 200% of the SAR exercise price within five years from original grant date. This amendment eliminated the recording of the profit and loss effect of the SAR's for changes in the market price in the Company's common stock until it becomes probable that the SAR's will become exercisable. The net income (expense) relating to this program, prior to the time of the amendment, was $185,000 in income in 1998 and ($439,000) of expense in 1997.

Subsequent to the spin off of Interactive, the Company, with the concurrence of the holders of all outstanding SAR units, terminated its SAR program for corporate management, including all outstanding units, thus eliminating possible future profit and loss and cash flow distortions associated with the progam. As a result of the termination, the Company recorded approximately $700,000 of related corporate expense in the fourth quarter.

10.           Income Taxes

The Company files consolidated federal income tax returns which include all subsidiaries including Interactive through the date of the spin off, but excluding Spinnaker for all periods.

Deferred income taxes for 1999 and 1998 are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Cumulative temporary differences and carryforwards at December 31, 1999 and 1998 are as follows:

                                     December 31, 1999     December 31, 1998
(In thousands)                         Deferred Tax             Deferred Tax
                                Asset       Liability        Asset     Liability
Inventory reserve ............   $  1,493       --      $    451       --
Fixed assets written up under
   Purchase accounting and
   Tax over book depreciation        --     $  6,782        --     $ 11,144
Discount on long-term debt ...       --         --          --       (1,783)
Basis difference in subsidiary
   and affiliate stock .......       --        1,105        --        1,123
Net operating losses of
Subsidiaries .................        850       --         7,166       --
Other reserves and accruals ..      6,600       --         1,622       --
Other ........................         --    (1,662)       2,475      1,231
                                  -------  --------     --------   --------
Total deferred income taxes ..   $  8,943   $  6,225      11,714   $ 11,715
                                 ========   ========    ========   ========


Spinnaker has net operating loss carryforwards of approximately $2.2 million at December 31, 1999 which expire in 2018.

The  provision  (benefit)  for  income  taxes  from  continuing   operations  is
summarized as follows:

(In Thousands)                                       1999       1998        1997
Current:
   Federal .....................................   $  (158)   $ 2,048    $ 5,171
   State and local .............................      --          921        250
                                                     -------    -------   ------
Deferred: ......................................      (158)     2,969      5,421
                                                     -------    -------   ------
   Federal .....................................    (2,386)    (3,435)    (5,069)
   State and local .............................      --         (942)       (51)
                                                    -------    -------   ------
                                                      (2,386)  (4,377)    (5,120)
                                                     -------    -------   ------
                                                     $(2,544)  $(1,408)   $  301
                                                     =======    =======   ======







A reconciliation of the provision (benefit) for income taxes from continuing operations and the amount computed by applying the statutory federal income tax rate to income before income taxes, minority interest and extraordinary item:

(In Thousands)                                   1999        1998        1997

Tax at statutory rate .......................   $(3,211)   $  (757)   $   597
Increases (decreases):
State and local taxes, net of federal benefit      --         (288)       135
Amoritization of goodwill ...................        60         81        129
Operating losses of subsidiaries ............       164       (546)      (126)
Additional tax provision... .................       338       --         --
Other .......................................       105        102       (434)
                                                ------      ------      ------
                                                $(2,544)   $(1,408)   $   301
                                                 =======    =======    =======


11.           Employee Benefit Plans

The Company, through its operating subsidiaries, has several and various employee retirement type plans including defined benefit, defined contribution, multi-employer, profit sharing, and 401 (k) plans. The following table sets forth the consolidated expenses for these plans (dollars in thousands):

(In Thousands)          1999      1998      1997

Defined Contribution   $  561   $  643   $  839
Defined Benefit ....      166      150      473
Multi-Employer .....      121       80      173
                       ------   ------   ------
   Total ...........   $  848   $  873   $1,485




The Company's most significant benefit plans are maintained by Spinnaker's Coating business. Following are details of those plans:

The net periodic pension cost for the year ended December 31, 1999 and 1998 included the following components:

                                                 1999      1999     1998     1998
                                                -------------------------------------
                                                Union   Non-Union   Union    Non-Union
                                                -------------------------------------

Service Cost - benefits earned during the period   $ 105    $ 137    $  69   $ 100
Interest cost on projected benefit obligation ..      21       51       11      50
Expected return on assets ......................      (6)      (9)    --      --
Recognized (gains) or losses ...................       1      (13)    --      --
                                                   -----    -----    -----   -----
Net periodic pension cost ......................   $ 121    $ 166    $  80   $ 150
                                                   -----    -----    -----   -----

Theforegoing measurement of net periodic pension cost is based on the following assumptions:

Weighted-average discount rate ...      8.00%   8.00%   7.50%   7.50%
Weighted-average rate
   of compensation increase ......        N/A   4.00%     N/A   4.00%
Weighted-average expected
  long-term rate of return on plan      8.00%   8.00%   8.00%   8.00%

The following table sets forth the union and non-union plans' benefit obligation information as of December 31, 1999 and 1998:

                                                   1999      1999        1998       1998
                                                  ----------------------------------------
                                                   Union    Non-Union    Union     Non-Union
                                                  -----------------------------------------
                                                             (In Thousands)
Benefit obligation at acquisition date .........   $   288    $ 1,081    $   186   $   835
Service cost - benefits earned during the period
                                                       106        137         69       100
Interest cost on projected benefit obligation ..        21         51         11        50
Actuarial (gains) losses .......................       (44)      (504)        22        96
Benefits paid ..................................        (1)        (2)      --        --
                                                   -------    -------    -------   -------
Benefit obligation at end of year ..............   $   370    $   763    $   288   $ 1,081
                                                   -------    -------    -------   -------



There were no plan assets for the union and non-union plans as of December 31, 1999 and 1998.

The following table sets forth the union and non-union plans' funded status as of December 31, 1999 and 1998:

                                            1999      1999        1998        1998
                                          -----------------------------------------
                                          Union      Non-Union    Union     Non-Union
                                           ----------------------------------------
                                                      (In thousands)
Funded status ..........................   $  (173)   $  (481)   $  (288)   $(1,081)
Unrecognized actuarial (gains) losses
                                               (25)      (398)        22         96
                                           -------    -------    -------    -------
Net amount recognized ..................   $  (198)   $  (879)   $  (266)   $  (985)
                                           -------    -------    -------    -------
Amounts recognized in the balance sheet:
Net amount recognized ..................   $  (198)   $  (879)   $  (266)   $  (985)
                                           -------    -------    -------    -------

Spinnaker Coating has a defined contribution plan that covers substantially all of its employees. Under the plan, Spinnaker Coating can match, at its discretion, up to 50% of employee contributions not exceeding 8% of the employee's compensation. Amounts contributed to the plan by Spinnaker Coating are 20% vested each year for five years. On the acquisition date, employees of Spinnaker Coating who were previously employed by Kimberly-Clark Corporation received vesting rights based on the years of credited service with Kimberly-Clark Corporation. Spinnaker Coating recorded expense for its contributions under the plan of approximately $542,000, $559,000, and $442,000 in 1999, 1998 and 1997, respectively.

12.           Commitments and Contingencies

In the normal course of business subsidiaries of the Company are defendants in certain product liability, worker claims and other litigation in which the amounts being sought may exceed insurance coverage levels. The resolution of these matters is not expected to have a material effect on the Company's financial condition or operations.

Future minimum rental payments under long-term non-cancelable operating leases are as follows at December 31, 1999 (in thousands):

2000--------------------------------------------------------            $ 278
2001--------------------------------------------------------              256
2002--------------------------------------------------------              256
2003--------------------------------------------------------              283
2004--------------------------------------------------------              281
Thereafter--------------------------------------------------              200
                                                                        -------
                                                                       $1,554

Rent expense under operating leases were $1,222,000, $952,000 and $416,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The Company leases certain property and equipment, including warehousing and sales and distribution equipment, under operating leases that extend from one to ten years. Certain of these leases have renewal options and escalation provisions. The Company is party to a lease for its corporate office for an annual payment of approximately $30,000 with an affiliate of its Chairman.

13.           Segment Information

The Company has two reportable business segments. The larger of the two is the manufacture and sale of adhesive backed label stock for labels and related applications. The other reportable segment is the manufacture and sale of frequency control devices (quartz crystals and oscillators). The Company is also engaged in the manufacture and sale of glass forming, impact milling and other equipment, and these results are combined and reported as Other Manufacturing. Each of the businesses is located domestically, and export sales were approximately $22.6 million in 1999, $21.2 million in 1998 and $26.2 million in 1997. For the years ended December 31, 1999, 1998 and 1997 one customer accounted for $18.3 million, $17.7 million, and $21.4 million, respectively, of the adhesive-backed label stock segment's net sales. The Company considers concentrations of credit risk to be minimal due to its diverse customer base.

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

Operating profit (loss) is equal to revenues less operating expenses, excluding unallocated general corporate expenses, interest and income taxes. The Company allocates a portion of its general corporate expenses to its operating segments. Such allocation was $ 300,000 per year during the years ended December 31, 1999, 1998 and 1997, respectively. Identifiable assets of each industry segment are the assets used by the segment in its operations excluding general corporate assets. General corporate assets are principally cash and cash equivalents, short-term investments and certain other investments and receivables.

                                                     Years ended December 31
                                                  1999        1998         1997
(In thousands)
Revenues
Adhesive-backed label stock ..................   $ 155,112    $ 151,561    $ 106,787
Frequency control devices ....................      26,484       22,798       22,828
Other manufacturing ..........................      12,626       13,285       24,120
                                                 ---------    ---------    ---------
Consolidated total ...........................   $ 194,222    $ 187,644    $ 153,735
                                                 =========    =========    =========
EBITDA (before corporation allocation)

Adhesive-backed label stock ..................   $   8,889    $  12,010    $   9,027
Frequency control devices ....................       2,640        2,073        2,199
Other manufacturing ..........................      (1,188)      (1,411)       1,206
Corporate manufacturing expenses .............      (2,681)      (2,903)      (2,112)
                                                 ---------    ---------    ---------
Total manufacturing ..........................       7,474        9,769       10,320
Corporate expenses, gross ....................      (1,266)        (530)        (374)
                                                 ---------    ---------    ---------
Consolidated total ...........................   $   6,208    $   9,239    $   9,946
                                                 =========    =========    =========


Operating Profit
Adhesive-backed label stock ..................   $   4,155    $   8,104    $   6,923
Frequency control devices ....................       1,800        1,428        1,612
Other manufacturing ..........................      (1,821)      (1,922)         850
Corporate manufacturing expenses .............      (2,894)      (3,006)      (2,279)
                                                 ---------    ---------    ---------
Total manufacturing ..........................       1,240        4,604        7,104
Unallocated corporate expense ................      (1,155)        (530)        (374)
                                                 ---------    ---------    ---------
Consolidated Total ...........................   $      85    $   4,074    $   6,730
                                                 =========    =========    =========
Depreciation and Amortization
Adhesive-backed label stock ..................   $   4,785    $   3,906    $   2,104
Frequency control devices ....................         740          645          589
Other manufacturing ..........................         528          511          356
Corporate manufacturing expenses .............         967          874          726
                                                 ---------    ---------    ---------

Consolidated Total ...........................   $   7,020    $   5,936    $   3,775
                                                 =========    =========    =========

Capital expenditures

Adhesive-backed label stock ..................   $   2,625    $   2,219    $   1,854
Frequency control devices ....................         804          878          688
Other manufacturing ..........................         366          200          689
                                                 ---------    ---------    ---------
Consolidated Total ...........................   $   3,795    $   3,297    $   3,231
                                                 =========    =========    =========
Total Assets
Adhesive-backed label stock ..................   $ 116,021    $ 105,759    $  49,018
Frequency control devices ....................      10,940        8,898        8,858
Other manufacturing ..........................      76,668       19,392       27,892
Discontinued Operations:
   Lynch Interactive .........................        --        228,342      234,376
   Industrial tape business ..................        --        107,877       93,752
General Corporate ............................       7,563        9,732        9,740
                                                 ---------    ---------    ---------
Consolidated Total ...........................   $ 211,192    $ 480,000    $ 423,636
                                                 =========    =========    =========

Total operating profit for reportable segments   $      85    $   4,074    $   6,730
Other profit or loss:
  Investment income ..........................       2,354          199          305
  Interest expense ...........................     (11,882)      (8,591)      (5,189)
 Gain on sales of subsidiary stock ...........        --          2,090          (91)
                                                 ---------    ---------    ---------
Income (loss) from continuing operations
  before income taxes, minority interests
   and extraordinary item ....................   $  (9,443)   $  (2,228)   $   1,755
                                                 =========    =========    =========





14.      Quarterly Results of Operations (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 1999 and 1998 (in thousands, except per share amounts):

                                                 1999 Three Months Ended
                                       Mar. 31(a)    June 30   Sep. 30 (b)  Dec. 31 (b)

Sales and revenues ..................   $ 46,411    $ 47,363    $ 51,070    $ 49,378
Operating profit ....................       (312)        701       1,013      (1,317)
Income (loss) from continuing
   Operations .......................       (975)       (500)       (617)     (2,160)
Net income (loss) ...................    (10,991)        427       7,892       1,089

Basic and diluted earnings per share:
   Income (loss) from continuing
   operations
Net income (loss) ...................      (0.69)      (0.35)      (0.44)      (1.53)
                                           (7.75)       0.30        5.59        (.77)


                                                1998 Three Months Ended
                                         Mar. 31      June 30   Sep. 30(c)   Dec. 31

Sales and revenues ..................   $ 39,505    $ 49,505    $ 49,824   $ 49,257
Operating profit (loss) .............      1,242       1,575       1,663       (385)
Income (loss) from continuing
   Operations .......................        (98)       (358)      1,070     (3,507)
Net income (loss) ...................       (436)      1,324       2,149        320

Basic and diluted earnings per share:

Income (loss) from continuing
   operations .......................      (0.06)      (0.26)       0.76      (2.48)

Net income (loss) ...................      (0.30)       0.93        1.52       0.22



NOTE:

a) Includes write down of PCS licenses of $15.4 million of Lynch Interactive Corporation

b) Includes gain on sale of Industrial Tape Segment of Spinnaker of $10.4 million after income taxes, and minority interest.

c)   Includes gain on sale of subsidiary stock of $2,127.


15.       Subsequent Events

In March 2000 Lynch Systems completed a project specific line of credit totaling $7.1 million related to a contract to deliver equipment in 2000. Substantially all assets of Lynch Systems are pledged in support of the credit facility. In addition, the Company has guaranteed the full amount of the credit facility and has pledged $4 million of its Class A Common Stock of Spinnaker as additional collateral.

In March, 2000 the Company completed the previously announced sale of 100,000 shares of its common stock to its Chairman at $30 per share, or $3 million. This transaction is subject to shareholder approval at the Company's 2000 annual meeting. These funds will be available for general corporate purposes.

SCHEDULE I

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        LYNCH CORPORATION (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS

                                                        December 31
                                                 -------------------------
ASSETS                                            1999              1998
                                                 --------------------------
CURRENT ASSETS
  Cash and Cash Equivalents .......................   $ 1,154   $   291
   Marketable Securities and Short Term Investments        24       874
   Deferred Income Taxes ...... ...................       412       140
   Other Current Assets ...........................        81        40
                                                      -------   -------
                                                        1,671     1,345
OFFICE EQUIPMENT - Net ..............................      --        52

OTHER ASSETS (Principally investments in and
  amounts due from consolidated subsidiaires)......    16,643    72,729
                                                      -------   -------
TOTAL ASSETS ......................................   $18,314   $74,126
                                                      =======   =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITITES ..............................   $ 2,110   $22,832

LONG TERM DEBT ....................................      --       8,623
DEFERRED INCOME TAXES ......... ...................      --         980
LONG TERM LIABILITIES .............................       213      --
DEFERRED CHARGES ..................................      --       1,898

SHAREHOLDERS' EQUITY
    Common Stock                                        5,139     5,139
    Other Shareholders' Equity                         10,852    34,654
                                                      -------   -------
TOTAL SHAREHOLDERS' EQUITY ........................   $15,991   $39,793
                                                      -------   -------
Total Liabilities and Shareholders' Equity ........   $18,314   $74,126
                                                      =======   =======

See accompanying Notes to Condensed Financial Information



                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                     LYNCH CORPORATION (PARENT COMPANY)
                     CONDENSED STATEMENTS OF OPERATIONS
                                                                Years Ended December 31
                                                          -----------------------------------
                                                            1999       1998        1997
                                                          -----------------------------------

Interest, Dividends & Gains on Sale of Marketable Securities   $    17    $   128    $   377
Interest & Other Income from Subsidiaries                           23         35         35
                                                                -------    -------    -------
TOTAL INCOME ...............................................        40        163        412

Costs & Expenses:
Unallocated Corporate Administrative Expense ...............     1,155      1,371      1,436
Interest Expense ...........................................         7      1,394      1,257
Interest Expense to Subsidiaries ...........................        23        830        741
                                                               -------    -------    -------
TOTAL COSTS AND EXPENSES....................................     1,185      3,595      3,434
                                                               -------    -------    -------
LOSS BEFORE INCOME TAXES AND EQUITY IN NET
 (LOSS) OF SUBSIDIARIES .....................................    (1,145)   (3,432)   (3,022)

Income Tax Benefit .........................................        321     1,648      1,142
Equity in Net Income (Loss) of Subsidiaries ................      (759)     5,141       (998)

NET INCOME (LOSS) ..........................................   ($1,583)   $ 3,357    ($2,878)
                                                                =======   =======     =======

See accompanying Notes to Condensed Financial Information




                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       LYNCH CORPORATION (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOW

                                                     Year Ended December 31
                                                    -----------------------------
                                                      1999        1998      1997
                                                    ---------   --------  -------
Cash provided from (used in)
  Operating Activities                             $   405    $ 1,049        (25)
                                                    -------    -------    -------

INVESTING ACTIVITIES:
Investment in Lynch Manufacturing ................       981      3,000      1,135
Investment and Advances to Brighton Communications      --         --          (17)
Investment in and advances to PCS Partnerships ...      --        3,692     (8,628)
Other ............................................
                                                        --         (176)       (94)
                                                     -------    -------    -------
NET CASH PROVIDED FROM (USED IN) INVESTING
   ACTIVITIES ....................................       981      6,515     (7,604)
                                                     -------    -------    -------
FINANCING ACTIVITIES:
Net Borrowings ...................................      --       (7,564)     7,179
Lines of Credit ..................................      --         --         --
(Purchase) Sale of Treasury Stock ................      (523)      --          672
Other ............................................      --         --         --
                                                     -------    -------    -------
NET CASH (USED IN) PROVIDED FROM FINANCING
   ACTIVITIES ....................................      (523)    (7,564)     7,851
                                                      -------    -------    -------

TOTAL INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS ...................................       863          1        222

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF YEAR                                                291        290         68
                                                      -------    -------    -------

CASH AND CASH EQUIVALENTS AT END OF YEAR .........    $ 1,154    $   291    $   290
                                                      =======    =======    =======

See accompanying Notes to Condensed Financial Information



NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

In the parent company's financial statements, the Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of the subsidiaries.

NOTE B - SPIN OFF OF LYNCH INTERACTIVE CORPORATION

On August 12, 1999, the Board of directors approved a plan to distribute the stock of Lynch Interactive Corporation on a one for one basis to the shareholders of Lynch Corporation ("spin off"). Lynch completed the spin off of Lynch Interactive Corporation ("Interactive") on September 1, 1999, to stockholders of record on August 23, 1999. Pursuant to the spin off, each Lynch shareholder received one share of Interactive common stock for each share of Lynch owned. Lynch had received a private letter ruling from the Internal Revenue Service that the spin off would be tax free to Lynch shareholders. Interactive is listed on the American Stock Exchange under the symbol "LIC".

NOTE C - DIVIDENDS FROM SUBSIDIARIES

Cash dividends paid to Lynch Corporation from the Registrant's consolidated subsidiaries were $0 in 1999, $3,060,000 in 1998 and $1,195,000 in 1997. No
other dividends were received from subsidiaries or investees.

NOTE D - LONG-TERM DEBT

At December 31, 1998 the Company had a note payable to a subsidiary with a principal amount of $6.0 million at a fixed interest rate of 6%, due 2001. Such note was transferred to Lynch Interactive in connection with the spin-off.


NOTE E - SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR ADDITIONAL
         INFORMATION.




                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       LYNCH CORPORATION AND SUBSIDIARIES
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                   COLUMN A          COLUMN B           COLUMN C           COLUMN D          COLUMN E
                                                    ADDITIONS           ADDITIONS
                                   BALANCE AT                           CHARGED TO
                                   BEGINNING     CHARGED TO COSTS    OTHER ACCOUNTS                       BALANCE AT END
                                   OF PERIOD       AND EXPENSES         DESCRIBE          DEDUCTIONS         OF PERIOD
                                                                                                         DESCRIBE (B)
DESCRIPTION
YEAR ENDED DECEMBER 31, 1999
  ALLOWANCE FOR UNCOLLECTIBLE     $ 395,000          $ 81,000                $ 0         $115,000               $361,000

YEAR ENDED DECEMBER 31, 1998                                                             $910,000(A)
   ALLOWANCE FOR UNCOLLECTIBLE   $1,448,000          $723,000                $ 0         $866,000               $395,000

YEAR ENDED DECEMBER 31, 1997
   ALLOWANCE FOR UNCOLLECTIBLE   $1,525,000          $742,000                $ 0         $819,000             $1,448,000


(A)      ALLOCATION OF VALUATION ACCOUNT TO SEGMENTS SOLD OR SPUN OFF
(B)      UNCOLLECTIBLE ACCOUNTS WRITTEN OFF ARE NET OF RECOVERIES

LYNCH CORPORATION

By:s/LOUIS A. GUZZETTI
----------------------
     LOUIS A. GUZZETTI
      Chief Executive Officer (Principal
       Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                        Capacity                                       Date
* MARIO J. GABELLI                  Chairman of the Board of
------------------
  MARIO J. GABELLI                  Directors and Director                              March 28, 2000


s/LOUIS A. GUZZETTI                 Principal Executive Officer                         March 28, 2000
-------------------
  LOUIS A. GUZZETTI                 and Director


* E. VAL CERUTTI                    Director                                            March 28, 2000
----------------
  E. VAL CERUTTI


*AVRUM GRAY                         Director                                            March 28, 2000
-----------
 AVRUM GRAY


* RALPH R. PAPITTO                  Director                                            March 28, 2000
------------------
  RALPH R. PAPITTO


* ROBERT E. DOLAN                   Director                                            March 28, 2000
------------------
  ROBERT E. DOLAN


s/ROGER J. DEXTER
   ROGER J. DEXTER                   (Principal Financial
                                     and Accounting Officer)                            March 28, 2000


By:ROBERT A. HURWICH
--------------------
    ROBERT A. HURWICH
    Attorney-in-fact for Messrs.
    Gabelli, Cerutti, Gray and
    Papitto




                                EXHIBIT INDEX

Exhibit No.                                          Description

         3 (a) Restated Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3(a) of the registrant's Annual Report on Form 10-K for the year ended December 31, 1987).

                  (b) By-laws of the Registrant, (incorporated by reference to the Exhibit 3(b) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987).

         4        (a)      Purchase Agreement, dated October 18, 1996 (the
                           "Purchase Agreement") among Spinnaker Industries,
                           Inc., a Delaware corporation  ("Spinnaker"),
                           Brown-Bridge Industries,  Inc., a Delaware
                           corporation   ("Brown-Bridge"),   Central  Products
                           Company,  a  Delaware  corporation  ("Central
                           Products"), and Entoleter, Inc., ("Entoleter") and together with Brown-Bridge and Central Products, (the "Guarantors") and BT Securities Corporation
                           (the "Initial Purchaser") (incorporated by reference to Exhibit 4.1 to Registrant's Form 8-K, dated
                           October 23, 1996).

                  (b) Indenture dated, October 23, 1996, among Spinnaker, the Guarantors and the Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.3 to Registrant's Form 8-K, dated April 19, 1996.

                    (b)(i) First  Supplemental  Indenture  dates as of March 17,
                         1998, among Spinnaker Industries, Inc., Central Products Company, Entoleter, Inc. Spinnaker Coating, Inc., Spinnaker Coating-Maine, Inc. and the Chase Manhattan Bank, as Trustee (incorporated by reference by Exhibit 99.6 to the Form 8-K of Spinnaker Industries, Inc. dated as of March 17, 1998.) (c) Credit Agreement (the "Spinnaker Credit Agreement") amended as of December 31, 1997, among Central Products Company, Brown-Bridge Industries, Inc. and Entoleter, Inc. as Borrowers, Spinnaker Industries, Inc. as Guarantor, each of the financial institutions listed on
                         Schedule  1  thereto,  BT  Commercial  Corporation,  as
                         Agent, Transamerican Business Credit Corporation, as Collateral Agent, and Bankers Trust Company as Issuing Bank (incorporated by reference to Exhibit 99.1 to Registrant's Form 8-K dated October 23, 1996)..

                    (c)(i) Fourth  Amendment to the Spinnaker  Credit  Agreement
                         (incorporated by reference to Exhibit 9.3 to the Form 8-K of Spinnaker Industries, Inc. dated as of March 17,
                         1998).

                    (c)(ii)  Fifth  Amendment  to  Spinnaker   Credit  Agreement
                         (incorporated by reference to Exhibit 9.4 to the Form 8-K of Spinnaker Industries, Inc. dated as of March 17,
                         1998).

                    (c)(iii) Sixth Amendment to the Spinnaker  Credit  Agreement
                         (incorporated by reference by Exhibit 9.5 to the Form 8-K of Spinnaker Industries, Inc. dated as of March 17,
                         1998).

The Registrant, by signing this Form 10-K Annual Report, agrees to furnish to the Securities and Exchange Commission a copy of any long-term debt instrument where the amount of the securities authorized thereunder does not exceed 10percent of the total assets of the Registrant on a consolidated basis.

          10 *(a) Lynch Corporation 401(k) Savings Plan (incorporated by referenceExhibit 10(b) to Registrant's Report Form 10-K for the year ended December 31, 1995).

                     (b) Stock Purchase Agreement, dated January 19, 1994, between Registrant and Mario J. Gabelli (incorporated by reference to Exhibit II of Amendment Number 36 to
                           Schedule 13D filed by Mario J. Gabelli and affiliated companies on January 19, 1994).

                    (c) Acquisition Agreement between Brown-Bridge Acquisition Corporation and `Kimberly-Clark Corporation, dated June 15, 1994 (exhibit omitted) (incorporated by reference to Exhibit 10(c) to Registrant's Form 10-Q for the quarter ended June 10,
                           1994).+

                    *(d) Management Agreement, dated as of June 10, 1994, by and among Boyle, Fleming, George & Co., Inc. and Safety Railway Service Corporation (incorporated by reference by Exhibit 7.1 to the Registrant's Form 8-K, dated June 13, 1994). (e) Warrant Purchase Agreement dated as of June 10, 1994, by and among Boyle, Fleming, George & Co., Inc. and Safety Railway Service Corporation (incorporated by reference by Exhibit 7.1 t the Registrant's Form 8-K, dated June 13, 1994).

                    (f) A Warrant, dated as of June 10, 1994, executed by Safety Railway Service Corporation (incorporated by reference to Exhibit 7.1 to Registrant's Form 8-K, dated June 12, 1994).

                    (g) Asset Purchase Agreement, dated as of June 15, 1994, between Kimberly-Clark Corporation and Brown-Bridge Acquisition Corp. (Exhibits omitted) (incorporated by reference to Exhibit 10(c) to Registrant's Form 10-Q for the quarter ended June 30, 1994).+

                    (h) Stock Purchase and Loan Program (incorporated by reference to Exhibit 10(p) to Registrant's Form 10-K for the year ended December 31, 1994).

                    (i) Shareholders' and Voting Agreement, dated September 16, 1994, among Safety Railway Service Corporation, Brown-Bridge Industries, Inc. and the other stockholders of Brown-Bridge (incorporated by reference to Exhibit 10(q) to Registrant's Form 10-K for the year ended December 31, 1994).

                    (j) Put Option Agreement, dated September 16, 1994, among Safety Railway Service Corporation, Brown-Bridge Industries, Inc. and certain stockholders of Brown-Bridge (incorporated by reference to Exhibit 10(q) to Registrant's Form 10-K for the year ended December 31, 1994).

                    (k)    Directors Stock Plan

                    (l) Amended Phantom Stock Plan (incorporated by reference to Exhibit 10(p) to Registrant's Form 10-Q for the year ended September 30, 1998).

                    (m) Stock and Asset Purchase Agreement, dated as of September 27, 1995, by and among Central Products Acquisition Corp. Unisource Worldwide, Inc. and Alco Standard Corporation (incorporated by reference to Exhibit 7.1 to Registrant's Form 8-K, dated October 18,
                         1885).+

                    (n) Agreement and Plan of Merger (Brown-Bridge Minority Interest), by and among Spinnaker Industries, Inc., BB Merger Corp., Brown-Bridge Industries, Inc. and the stockholder of Brown-Bridge Industries, Inc. on Exhibit A thereto (incorporated by reference to Exhibit 99.2 to Registrant's Form 8-K, dated April 19, 1996).+ (o) Lease Agreement between Registrant and Gabelli Funds, Inc. (incorporated by reference to Exhibit 10(a)(a) to Registrant's Form 10-Q for the Quarter Ended March 31,
                         1998).

                    (p) Asset Purchase Agreement, dated as of November 18, 1997, by and between S.D. Warren Company ("Seller") and Spinnaker Industries, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K of Spinnaker Industries, Inc., dated as of March 17, 1998).

                    (p)(i) First  Amendment to Asset Purchase  Agreement,  dated
                         March 17, 1998, by and between S. D. Warren Company and Spinnaker Industries, Inc. (incorporated by reference by Exhibit 4.2 to the Form 8-K of Spinnaker Industries, Inc., dated as of March 17, 1998).+ (p)(ii) Subordinated Note, dated March 17, 1998, issued by Spinnaker Industries, Inc. to S.D. Warren Company in the original principal amount of $7 million bearing interest at a rate of 20% per annum (incorporated by reference to Exhibit 4.1 to the Form 8-K of Spinnaker Industries, Inc., dated as of March 17,k 1998).

                    (p)(iii) Site Separation and Service Agreement , dated March
                         17, 1998, between S.D. Warren Company and Spinnaker Industries, Inc. (incorporated by reference by Exhibit
                         99.1 t the Form 8-K of Spinnaker Industries, Inc., dated March 17, 1998).

                    (p)(iv) Lease Agreement,  dated March 17, 1998, between S.D.
                         Warren Company and Spinnaker Industries, Inc. (incorporated by reference by Exhibit 99.2 to the Form 8-K of Spinnaker Industries, Inc., dated as of March 17, 1998.) (q) Stock Purchase Agreement between Spinnaker Industries, Inc. and Intertape Polymer Group, Inc., dated April 9, 1999 (incorporated by reference to
                         Exhibit 2.1 to Spinnaker Industries, Inc. Form 8-K, dated August 16, 1999).

                    (r) Asset Purchase Agreement by and among Registrant, Spinnaker Electrical Tape Company and Intertape Polymer Group, Inc., dated April 9, 1999 (incorporated by reference to Exhibit 2.2 to Spinnaker Industries, Inc. Form 8-K, dated August 16, 1999. (s) Information Statement of Lynch Interactive Corporation's (incorporated by reference to Exhibit 99.1 to Lynch Interactive Corporation's Form 10-A-1, dated August 18,
                         1999).

                    (t) Separation Agreement, dated as of August 31, 1999, between Registrant and Lynch Interactive Corporation (incorporated by reference to Exhibit 2 to Lynch Interactive Corporation's Form 10A-1, dated August 18,
                         1999).

                    *(u) Letter of Understanding between Registrant and Louis A.
                         Guzzetti. ++

                    16   Letter   Re:    Change   in    Certifying    Accountant
                         (incorporated   by   reference   to   Exhibit   16   to
                         Registrant's Form 8-K, dated March 19, 1996).

                    21 Subsidiaries of the Registrant. ++ 23 Consent of Ernst & Young ++ 24 Powers of Attorney. ++ 27 Financial Data Schedule ++

*Management contract or compensatory arrangement.

+ Registrant agrees to furnish a supplemental copy of any omitted schedule to the Securities and Exchange Commission upon request.

++ Filed herewith

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