Form 10-K/A
period 1999-12-31
LYNCH CORP
filed 2000-04-20
CIK 61004

FORM 10-K/A

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

Item 5 is amended in its entirety as follows:

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
Low ..............        70 1/2      69       78    26 1/2      18 7/8


1998                     March 31   June 30    Sept. 30        Dec. 31
                          ------     ------     ------          ------

High .............       109            113        100 1/2     82
Low ..............        77 1/4         88         76         69 1/2


At March 15, 2000, the Company had 901 shareholders of record.

On September 1, 1999, the Company spun off the shares of Lynch Interactive Corporation to its shareholders. As a result, stock prices before and after that date are not comparable. The high and low sales prices of Lynch Interactive from September 1, 1999 to December 31, 1999, were $120 and $42, respectively, and the closing price at December 31, 1999, was $99 7/8.

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

ITEM 6. SELECTED FINANCIAL DATA

Item 6 is amended in its entirety as follows:

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
                                                        ========      ========    =========    ========     ========

Per Common Share (e)
  Income (Loss) from Continuing Operation
  Befopre Discontinued Operations and
  Extraordinary Items...........................
     Basic......................................        $  (3.00)     $   .20      $   .94      $  3.38     $  3.32
     Diluted....................................        $  (3.00)         .20          .94         3.34        3.25
  Net Income (Loss)
     Basic......................................           (1.12)        2.37        (2.03)        1.94        3.73
     Diluted....................................           (1.12)        2.37        (2.03)        1.92        3.66

Cash, Securities and Short-Term Investments.....        $  13,106      $ 1,132     $  6,499    $  10,561    $  5,405
Restricted Cash (h)                                        56,026           --           --           --          --
Total Assets (Net of assets distributed
   to shareholders(f)...........................          211,192      251,658      183,720      144,417     144,984
Long-Term Debt (g) .............................          116,765      126,976      115,159       96,577      62,557
Shareholders Equity (Deficit)(f)................           15,991       11,441       14,464       (6,083)      6,085

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

(f) No cash dividends have been declared over the period. In 1999, for each share of Lynch Common Stock, shareholders received one share of Lynch Interative Corporation in a Spin Off of the multimedia and transportation business. (See Note 4 to Financial Statements). In 1997, for each share of Lynch Common Stock, shareholders received one share of East/West Communications, Inc., an F- block PCS licensee with licenses covering a population of 20 million. For years prior to 1999, shareholders equity has been restated to reflect the net assets of Lynch Interactive distributed to shareholders.

(g) Includes $115.6 million of long-term debt at December 31, 1999 of 47.6% owned Spinnaker Industries.

(h)  See  dicussion of  Restricted  Cash in Note 6-Notes  Payable and  Long-Term
     Debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7 is amended in its entirety as follows:

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

Interest expense increased by $3.4 million in 1998 compared to 1997. The increase is due primarily to the effect of financing the Spinnaker acquisition of the Warren assets.

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

At December 31, 1999, total debt was $141.6 million, which was $47.1 million less than the $188.7 million at the end of 1998. Debt at year end 1999 included $118.4 million of fixed interest rate debt, at an average interest rate of 10.7%, and $23.2 million of variable interest rate debt at an average interest rate of 8.1%. Additionally, the Company had $12.3 million in unused lines of credit at December 31, 1999, of which $11.5 million was attributed to Spinnaker.

Since 1987, the Board of Directors of Lynch has authorized the repurchase of 400,000 common shares. At December 31, 1999, Lynch's remaining authorization is to repurchase an additional 161,000 shares of common stock. In 1999, 8,130 shares were purchased for treasury at a cost of $523,000.

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



ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Item 8 is amended in its entirety as follows:

         See Item 14(a).

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)            The following documents are filed as part of this amendment to
                  Form 10-K Annual Report:

                  (1)       Financial Statements:

                  The  Report  of   Independent   Auditors  and  the   following
                  Consolidated Financial Statements of the Registrant are amended in their entirety as follows:

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

         See Page 2 above re Forward Looking Information.
         -----------------------------------------------

(c) The following Exhibits listed in the Exhibit Index are filed with this amendment to Form 10-K Annual Report:

         23.1    -     Consent of Ernst & Young LLP

         27.A    -     Amended Financial Data Schedule


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
                                                                      =========    =========

See accompanying notes


                     LYNCH CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                               (In Thousands)

                                                           December 31      December 31
                                                               1999             1998
CURRENT LIABILITIES
   Notes payable to banks ...............................   $  23,178    $  59,686
   Trade accounts .......................................      14,404       18,178
   Accrued interest payable .............................       2,426        2,575
   Accrued liaiblites ...................................      13,956        3,580
   Customer advances ....................................         860        2,406
   Current maturities of long-term debt .................       1,636        2,027
   Net current liabilities of subsidiaries
     distributed to shareholders.........................        --         37,240
   Net current liabilities of discontinued operations ...        --         18,162
                                                            ---------    ---------
TOTAL CURRENT LIABILITIES ...............................      56,460      143,854

LONG-TERM DEBT ..........................................     116,765      126,976
DEFERRED INCOME TAXES ...................................       6,225       11,715
OTHER LONG-TERM LIABILITIES .............................       4,866        2,182
MINORITY INTERESTS ......................................      10,885        3,999
NET NON-CURRENT LIABILITIES OF SUBSIDIARIES
  DISTRIBUTED TO SHAREHOLDERS ...........................        --        147,600
NET NON-CURRENT LIABILITIES OF DISCONTINUED
   OPERATIONS ...........................................        --          3,881


COMMITMENT AND CONTINGINCIES

SHAREHOLDERS' EQUITY
  COMMON STOCK, NO PAR VALUE - 10,000,000 SHARES
    AUTHORIZED; 1,471,191 shares issued (at stated value)       5,139        5,139
  ADDITIONAL PAID-IN CAPITAL ............................       8,302        8,554
  RETAINED EARNING ......................................       3,843       26,771
  ACCUMULATED OTHER COMPREHENSIVE INCOME(LOSS) ..........         (40)          59
  TREASURY STOCK OF 61,008 AND 52,943 SHARES AT COST ....      (1,253)        (730)
                                                            ---------    ---------
                                                               15,991       39,793
                                                            ---------    ---------
                                                            $ 211,192    $ 480,000
                                                            =========    =========

See accompanying notes


                      LYNCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except share amounts)

                                                                    Years Ended December 31
                                                               1999           1998           1997
SALES AND REVENUES .....................................   $   194,222    $   187,644    $   153,735


Costs and expenses:
   Manufacturing .......................................       172,567        162,735        126,570
   Selling and Administrative ..........................        21,570         20,835         20,435
                                                           -----------    -----------    -----------
  OPERATING PROFIT .....................................            85          4,074          6,730

Other Income (expense):
  Investment Income ....................................         2,354            199            305
  Interest Expense .....................................       (11,882)        (8,591)        (5,189)
  Gain on Sale of Stock by Subsidiary ..................          --            2,090            (91)
                                                           -----------    -----------    -----------
                                                                (9,528)        (6,302)        (4,975)
                                                           -----------    -----------    -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES, MINORITY INTERESTS, DISCONTINUED
  OPERATIONS AND EXTRAORDINARY ITEM ....................        (9,443)        (2,228)         1,755

Benefit (provision) for income taxes ...................         2,544          1,408           (301)
Minority interests .....................................         2,647          1,107           (121)
                                                           -----------    -----------    -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEM .........        (4,252)           287          1,333

DISCONTINUED OPERATIONS:
 Income (loss) from operations of Lynch Interactive
 Corporation distributed to shareholders (less income
 Tax (provision) benefit of $3,068, ($5,012), and $736
 and minority interests of $578, $1,226, and $714)......        (7,493)         4,929         (3,349)

(Loss) from discontinued operations of Industrial
  tape segment (less income tax benefit of $308,
  $2,192, and $226 and minority interests of $558,
  $1,429, and $239) ....................................          (572)        (1,859)          (862)


Gain on sale of Industrial tape segment
 (less income tax provision of $6,495 and
  minority interest of $7,013) .........................        10,431           --             --

EXTRAORDINARY ITEM:
  Gain on early extinguishment of debt (less
  income tax provision of $355 and minority
  interest of $300) ....................................           303           --             --
                                                           -----------    -----------    -----------
NET INCOME (LOSS) ......................................   $    (1,583)   $     3,357    $    (2,878)
                                                           ===========    ===========    ===========
Weighted average shares outstanding ....................     1,415,000      1,418,000      1,415,000

Basic and diluted earnings (loss) per share:

Income (loss) from continuing operations
 before discontinued operations ........................   $     (3.00)   $       .20    $      0.94
Income (loss) from operations of
   Lynch Interactive Corporation .......................         (5.30)          3.48          (2.36)
Income (loss) from gain on sale and operations
  of industrial tape segement ..........................          6.97          (1.31)         (0.61)
Extraordinary item .....................................           .21           --             --
                                                           -----------    -----------    -----------
NET INCOME (LOSS) ......................................   $     (1.12)   $      2.37    $     (2.03)
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


                      LYNCH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)                                                                Years Ended December 31
                                                                    -----------------------------------------
                                                                            1999      1998          1997
                                                                    -----------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                        ($1,583)      $3,357       ($2,878)
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities of continuing operations:
Adjustment from discontinued operations:
   (Income) loss from operations of Lynch Interactive Corporation          7,493       (4,929)        3,349
   Loss from operations of industrial tape segment                           572        1,859           862
   Gain on sale of industrial tape segment                              (10,431)            -             -
Extraordinary item                                                         (303)            -             -
   Depreciation and amortization                                           6,234        5,165         3,216
   Amortization of deferred financing charges                                786          771           632
   Gain on sale of stock by subsidiary corporation                            --       (4,778)         (169)
   Deferred taxes                                                         (2,719)      (1,488)       (1,279)
   Minority interests                                                     (2,636)      (2,536)         (367)
   Gain on sale of fixed assets                                             (854)           -              -
   Changes in operating assets and liabilities:
       Receivables                                                           678        2,560          1,959
       Inventories                                                       (3,284)        2,270             22
       Accounts payable and accrued liabilities                          (3,949)        8,317         (3,450)
       Other                                                                 864         (728)          (479)
                                                                    -------------   ----------   ------------

Cash provided by operating activities of continuing operations            (9,132)       9,840          1,418
                                                                    -------------   ----------   ------------

INVESTING ACTIVITIES

Capital Expenditures                                                     (3,795)      (3,297)        (3,231)
Investment in Spinnaker Coating - Maine                                        -     (47,933)              -
Proceeds from sale of industrial tape segment                            104,450            -              -
Proceeds from sale of fixed assets                                         2,403        2,696              -
Other                                                                        509        (128)        (1,339)
                                                                    -------------   ----------   ------------

Cash provided by (used in) investing activities of
   continuing operations                                                 103,567     (48,662)        (4,570)
                                                                    -------------   ----------   ------------

FINANCING ACTIVITIES

Net borrowings (repayments) of notes payable                            (36,127)       42,268          1,121
Issuance of long-term debt                                                     -        6,025          1,262
Repayment of long-term debt                                             (10,937)      (1,954)        (1,991)
Deferred financing costs                                                   (580)        (726)              -
(Purchase) sale of treasury stock                                          (523)           90            672
Other                                                                          -        (841)            755

                                                                    -------------   ----------   ------------
Cash provided by (used in) financiging activities of
   continuing operations                                                (48,167)       44,862          1,819
                                                                    -------------   ----------   ------------

Net increase (decrease) in cash and cash equivalents                      46,268        6,040        (1,333)
Cash provided by (used by) Lynch Interactive Corporation                  15,987       (1,880)          (557)
Cash provided by (used by) industrial tape segment                         5,745      (7,025)            864
                                                                    -------------  -----------   ------------

Increase (decrease) in cash and cash equivalents                          68,000      (2,865)        (1,026)
Cash and cash equivalents at beginning of period                           1,132        3,997          5,023
                                                                    -------------   ----------   ------------

Cash and cash equivalents at end of period, including
   $56,026 of Restricted Cash at December 31, 1999                       $69,132       $1,132         $3,997
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

6.           Notes Payable and Long-term Debt

Long-term debt consists of (all interest rates are at December 31, 1999):
                                                                                 December 31
                                                                                1999     1998
                                                                               (In Thousands)

Spinnaker Industries, Inc. 10.75% Senior
   Secured Notes due 2006 ..............................................   $ 108,585    $ 115,000
Unsecured note issued in connection with
   acquisition at a fixed interest rate of 10% .........................       7,000        7,500
Other ..................................................................       2,816        6,503
                                                                           ---------    --------
                                                                             118,401     129,003
Current maturities .....................................................      (1,636)      (2,027)
                                                                           ---------    --------
                                                                           $ 116,765    $126,976
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

Aggregate principal maturities of long-term debt for each of the next five years are as follows: 2000 -- $ 1.6 million; 2001 -- $ .4 million; 2002 -- $ .4 million; 2003 -- $ 7.6 million and 2004 -- $0 million.

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if Spinnaker had accounted for its director stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 6.09%-5.58%; dividend yields of 0%, volatility factors of the expected market price of the Spinnaker's common stock of .50; and a weighted-average expected life of the options of 3 years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The estimated weighted-average fair value per option is approximately $14.62 and $10.40 for the 1997 and 1996 options, respectively. The pro forma effect on Lynch's 1999, 1998 and 1997 operations is as follows (in thousands, except for per share amounts):

                                            --------------------------------------------
                                                  1999          1998           1997
                                            --------------------------------------------
         As reported:
            Net Income (loss)                    $ (1,583)       $ 3,357      $ (2,878)
            Per share:
               Basic                             $  (1.12)       $  2.37      $  (2.03)
               Diluted                              (1.12)          2.37         (2.03)
         Pro forma:
            Net income (loss)                    $ (2,832)       $ 3,326      $ (2,950)
            Per share:
               Basic                             $  (2.00)       $  2.35      $  (2.08)
               Diluted                              (2.00)          2.35         (2.08)



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
                                                 =======    =======    =======


11.           Employee Benefit Plans

The Company, through its operating subsidiaries, has several and various employee retirement type plans including defined benefit, defined contribution, multi-employer, profit sharing, and 401 (k) plans. The following table sets forth the consolidated expenses for these plans (dollars in thousands):

(In Thousands)          1999      1998      1997

Defined Contribution   $  561   $  643   $  839
Defined Benefit ....      166      150      473
Multi-Employer .....      121       80      173
                       ------   ------   ------
   Total ...........   $  848   $  873   $1,485




The Company's most significant benefit plans are maintained by Spinnaker's Coating business. Following are details of those plans:

The net periodic pension cost for the year ended December 31, 1999 and 1998 included the following components:

                                                   1999      1999     1998     1998
                                                -------------------------------------
                                                Union   Non-Union   Union    Non-Union
                                                -------------------------------------

Service Cost - benefits earned during the period   $ 105    $ 137    $  69   $ 100
Interest cost on projected benefit obligation ..      21       51       11      50
Expected return on assets ......................      (6)      (9)    --      --
Recognized (gains) or losses ...................       1      (13)    --      --
                                                   -----    -----    -----   -----
Net periodic pension cost ......................   $ 121    $ 166    $  80   $ 150
                                                   -----    -----    -----   -----

Theforegoing measurement of net periodic pension cost is based on the following assumptions:

Weighted-average discount rate ...      8.00%   8.00%   7.50%   7.50%
Weighted-average rate
   of compensation increase ......        N/A   4.00%     N/A   4.00%
Weighted-average expected
  long-term rate of return on plan      8.00%   8.00%   8.00%   8.00%

The following table sets forth the union and non-union plans' benefit obligation information as of December 31, 1999 and 1998:

                                                   1999      1999        1998       1998
                                                  ----------------------------------------
                                                   Union    Non-Union    Union     Non-Union
                                                  -----------------------------------------
                                                             (In Thousands)
Benefit obligation at acquisition date .........   $   288    $ 1,081    $   186   $   835
Service cost - benefits earned during the period
                                                       106        137         69       100
Interest cost on projected benefit obligation ..        21         51         11        50
Actuarial (gains) losses .......................       (44)      (504)        22        96
Benefits paid ..................................        (1)        (2)      --        --
                                                   -------    -------    -------   -------
Benefit obligation at end of year ..............   $   370    $   763    $   288   $ 1,081
                                                   -------    -------    -------   -------



There were no plan assets for the union and non-union plans as of December 31, 1999 and 1998.

The following table sets forth the union and non-union plans' funded status as of December 31, 1999 and 1998:

                                            1999      1999        1998        1998
                                          -----------------------------------------
                                          Union      Non-Union    Union     Non-Union
                                           ----------------------------------------
                                                      (In thousands)
Funded status ..........................   $  (173)   $  (481)   $  (288)   $(1,081)
Unrecognized actuarial (gains) losses
                                               (25)      (398)        22         96
                                           -------    -------    -------    -------
Net amount recognized ..................   $  (198)   $  (879)   $  (266)   $  (985)
                                           -------    -------    -------    -------
Amounts recognized in the balance sheet:
Net amount recognized ..................   $  (198)   $  (879)   $  (266)   $  (985)
                                           -------    -------    -------    -------

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

                                                     Years ended December 31
                                                  1999        1998         1997
(In thousands)
Revenues
Adhesive-backed label stock ..................   $ 155,112    $ 151,561    $ 106,787
Frequency control devices ....................      26,484       22,798       22,828
Other manufacturing ..........................      12,626       13,285       24,120
                                                 ---------    ---------    ---------
Consolidated total ...........................   $ 194,222    $ 187,644    $ 153,735
                                                 =========    =========    =========
EBITDA (before corporation allocation)

Adhesive-backed label stock ..................   $   8,889    $  12,010    $   9,027
Frequency control devices ....................       2,640        2,073        2,199
Other manufacturing ..........................      (1,188)      (1,411)       1,206
Corporate manufacturing expenses .............      (2,681)      (2,903)      (2,112)
                                                 ---------    ---------    ---------
Total manufacturing ..........................       7,660        9,769       10,320
Corporate expenses, gross ....................      (1,452)        (530)        (374)
                                                 ---------    ---------    ---------
Consolidated total ...........................   $   6,208    $   9,239    $   9,946
                                                 =========    =========    =========


Operating Profit
Adhesive-backed label stock ..................   $   4,155    $   8,104    $   6,923
Frequency control devices ....................       1,800        1,428        1,610
Other manufacturing ..........................      (1,821)      (1,922)         850
Corporate manufacturing expenses .............      (2,894)      (3,006)      (2,279)
                                                 ---------    ---------    ---------
Total manufacturing ..........................       1,240        4,604        7,104
Unallocated corporate expense ................      (1,155)        (530)        (374)
                                                 ---------    ---------    ---------
Consolidated Total ...........................   $      85    $   4,074    $   6,730
                                                 =========    =========    =========
Depreciation and Amortization
Adhesive-backed label stock ..................   $   4,785    $   3,906    $   2,104
Frequency control devices ....................         740          645          589
Other manufacturing ..........................         528          511          429
Corporate manufacturing expenses .............         967          874          726
                                                 ---------    ---------    ---------

Consolidated Total ...........................   $   7,020    $   5,936    $   3,848
                                                 =========    =========    =========

Capital expenditures

Adhesive-backed label stock ..................   $   2,625    $   2,219    $   1,854
Frequency control devices ....................         804          878          688
Other manufacturing ..........................         366          200          689
                                                 ---------    ---------    ---------
Consolidated Total ...........................   $   3,795    $   3,297    $   3,231
                                                 =========    =========    =========
Total Assets
Adhesive-backed label stock ..................   $ 105,674    $ 105,463    $  47,188
Frequency control devices ....................      10,940        8,898        8,858
Other manufacturing ..........................      86,699       19,688       27,892
Discontinued Operations:
   Lynch Interactive .........................        --        228,342      239,918
   Industrial tape business ..................        --        110,256       95,582
General Corporate ............................       7,879        7,353        4,198
                                                 ---------    ---------    ---------
Consolidated Total ...........................   $ 211,192    $ 480,000    $ 423,636
                                                 =========    =========    =========

Total operating profit for reportable segments   $      85    $   4,074    $   6,730
Other profit or loss:
  Investment income ..........................       2,354          199          305
  Interest expense ...........................     (11,882)      (8,591)      (5,189)
 Gain on sales of subsidiary stock ...........        --          2,090          (91)
                                                 ---------    ---------    ---------
Income (loss) from continuing operations
  before income taxes, minority interests
   and extraordinary item ....................   $  (9,443)   $  (2,228)   $   1,755
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
                                                                =======   =======     =======

See accompanying Notes to Condensed Financial Information




                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       LYNCH CORPORATION (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOW

                                                     Year Ended December 31
                                                    -----------------------------
                                                      1999        1998      1997
                                                    ---------   --------  -------
Cash provided from (used in)
  Operating Activities                             $   405    $ 1,049        (25)
                                                    -------    -------    -------

INVESTING ACTIVITIES:
Investment in Lynch Manufacturing ................       981      3,000      1,135
Investment and Advances to Brighton Communications      --         --          (17)
Investment in and advances to PCS Partnerships ...      --        3,692     (8,628)
Other ............................................
                                                        --         (176)       (94)
                                                     -------    -------    -------
NET CASH PROVIDED FROM (USED IN) INVESTING
   ACTIVITIES ....................................       981      6,516     (7,604)
                                                     -------    -------    -------
FINANCING ACTIVITIES:
Net Borrowings ...................................      --       (7,564)     7,179
Lines of Credit ..................................      --         --         --
(Purchase) Sale of Treasury Stock ................      (523)      --          672
Other ............................................      --         --         --
                                                     -------    -------    -------
NET CASH (USED IN) PROVIDED FROM FINANCING
   ACTIVITIES ....................................      (523)    (7,564)     7,851
                                                      -------    -------    -------

TOTAL INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS ...................................       863          1        222

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF YEAR                                                291        290         68
                                                      -------    -------    -------

CASH AND CASH EQUIVALENTS AT END OF YEAR .........    $ 1,154    $   291    $   290
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


(A)      ALLOCATION OF VALUATION ACCOUNT TO SEGMENTS SOLD OR SPUN OFF
(B)      UNCOLLECTIBLE ACCOUNTS WRITTEN OFF ARE NET OF RECOVERIES

LYNCH CORPORATION

     Pursuant to the requirements of Section 13 and 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

By:s/LOUIS A. GUZZETTI
----------------------
     LOUIS A. GUZZETTI
      Chief Executive Officer (Principal
       Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                        Capacity                                       Date
* MARIO J. GABELLI                  Chairman of the Board of
------------------
  MARIO J. GABELLI                  Directors and Director                              April 20, 2000


s/LOUIS A. GUZZETTI                 Principal Executive Officer                         April 20, 2000
-------------------
  LOUIS A. GUZZETTI                 and Director


* E. VAL CERUTTI                    Director                                            April 20, 2000
----------------
  E. VAL CERUTTI


*AVRUM GRAY                         Director                                            April 20, 2000
-----------
 AVRUM GRAY


* RALPH R. PAPITTO                  Director                                            April 20, 2000
------------------
  RALPH R. PAPITTO


s/ROBERT E. DOLAN                   Director                                            April 20, 2000
------------------
  ROBERT E. DOLAN


s/ROGER J. DEXTER
   ROGER J. DEXTER                   (Principal Financial
                                     and Accounting Officer)                            April 20, 2000


*By:ROBERT A. HURWICH
--------------------
    ROBERT A. HURWICH
    Attorney-in-fact for Messrs.
    Gabelli, Cerutti, Gray and
    Papitto




                                EXHIBIT INDEX

          The following exhibits are filed with this amendment for Form 10-K.

     Exhibit No.                 Description

         23.1                 Consent of Ernst & Young LLP
         27.A                 Amended Financial Data Schedule