Form 10-Q
period 2000-03-31
LYNCH CORP
filed 2000-05-15
CIK 61004

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       or

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

                                 (914) 921-7601
               Registrant's telephone number, including area code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.

            Class                                    Outstanding at May 12, 2000

Common Stock, no par value                                   1,510,183

                                      INDEX

                       LYNCH CORPORATION AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets:
                    -      March 31, 2000
                    -      December 31, 1999

                  Condensed Consolidated Statements of Operations:
                    -      Three months ended March 31, 2000 and 1999

                  Condensed Consolidated Statements of Cash Flows:
                    -      Three months ended March 31, 2000 and 1999

                  Notes to Condensed Consolidated Financial Statements:


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Item 3.  Quantitative and Qualitative Disclosure About Market Risk


PART II.    OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

Part 1 - FINANCIAL INFORMATION -
Item 1 - Financial Statements

                       LYNCH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                             March 31    December 31
                                                               2000          1999
                                                            (unaudited)       (A)
                                                            -----------       ---
ASSETS
CURRENT ASSETS:
   Cash and Cash Equivalents .............................   $  23,543    $  13,106
   Receivables, less allowances of $412 and $361 .........      28,147       24,642
   Inventories ...........................................      30,957       31,680
   Deferred income tax benefits ..........................       8,943        8,943
   Other current assets ..................................       1,463        1,303
                                                                 -----        -----

   TOTAL CURRENT ASSETS ..................................      93,053       79,674

Restricted Cash ..........................................      20,907       56,026

PROPERTY, PLANT AND EQUIPMENT:
   Land ..................................................         672          672
   Buildings and improvements ............................      11,028       11,015
   Machinery and Equipment ...............................      55,312       54,529
                                                                ------       ------

                                                                67,012       66,216
Accumulated Depreciation .................................     (23,410)     (22,137)
                                                               -------      -------
                                                                43,602       44,079

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, NET      21,822       22,020
OTHER ASSETS .............................................       8,253        9,393
                                                                 -----        -----

   TOTAL ASSETS ..........................................   $ 187,637    $ 211,192
                                                             =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable to banks ................................   $  22,470    $  23,178
   Trade accounts payable ................................      16,783       14,404
   Accrued interest payable ..............................       3,644        2,426
   Accrued liabilities ...................................      14,642       13,956
   Customer advances .....................................       3,015          860
   Current maturities of long-term debt ..................       1,823        1,636
                                                                 -----        -----

   TOTAL CURRENT LIABILITIES .............................      62,377       56,460

LONG-TERM DEBT ...........................................      83,284      116,765
DEFERRED INCOME TAXES ....................................       6,225        6,225
OTHER LONG-TERM LIABILITIES ..............................       5,080        4,866
MINORITY INTERESTS .......................................      11,184       10,885

SHAREHOLDERS' EQUITY
   COMMON STOCK, NO PAR VALUE - 10,000,000 SHARES
    AUTHORIZED; 1,513,191 and 1,471,191 shares issued ....       5,139        5,139
   ADDITIONAL PAID-IN CAPITAL ............................      10,111        8,302
   RETAINED EARNINGS .....................................       4,339        3,843
   ACCUMULATED OTHER COMPREHENSIVE (LOSS) ................         (40)         (40)
   TREASURY STOCK OF 3,008 AND 52,943 SHARES, AT COST ....         (62)      (1,253)
                                                                    ---       ------
TOTAL SHAREHOLDERS' EQUITY ...............................      19,487       15,991
                                                                ------       ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............   $ 187,637    $ 211,192
                                                             =========    =========

(A) The Balance Sheet at December 31, 1999 has been derived from the Audited Financial Statements at that date, but does not include all of the information And footnotes required by generally accepted accounting principles for complete Financial statements.

See accompanying notes


                       LYNCH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, except share amounts)

                                                                                        Three Months Ended
                                                                                             March 31
                                                                                        2000         1999
                                                                                        ----         ----

SALES AND REVENUES .............................................................   $    52,474    $    46,411

Costs and expenses:
   Manufacturing cost of sales .................................................        46,327         41,771
   Selling and administrative ..................................................         5,756          4,502
   Restructuring charge ........................................................           533            450
                                                                                           ---            ---
OPERATING (LOSS) ...............................................................          (142)          (312)

Other income (expense):
   Investment income ...........................................................           688             11
   Interest expense ............................................................        (3,450)        (2,201)
                                                                                        ------         ------
                                                                                        (2,762)        (2,190)
                                                                                        ------         ------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES,
   MINORITY INTERESTS, DISCONTINUED OPERATIONS AND
   EXTRAORDINARY ITEM ..........................................................        (2,904)        (2,502)

Benefit from income taxes ......................................................         1,064            966
Minority interests .............................................................         1,082            561
                                                                                         -----            ---

LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS
   AND EXTRAORDINARY ITEM ......................................................          (758)          (975)

DISCONTINUED OPERATIONS:
   (Loss) from operations of Lynch Interactive
    Corporation distributed to shareholders (less income tax
    benefit of $4,647 and minority interests of $199) ..........................             0         (9,465)

   Loss from  discontinued  operations of  industrial  tape segment of Spinnaker
    Industries (less applicable income tax
    benefit of $647 and minority interests of $420) ............................             0           (551)

EXTRAORDINARY ITEM
   Gain on early extinguishments of debt (less income tax
    provision of $1,577 and minority interest of $1,381) .......................         1,254              0
                                                                                         -----          -----

NET INCOME (LOSS) ..............................................................   $       496    ($   10,991)
                                                                                   ===========    ===========

   Weighted average shares outstanding .........................................     1,433,000      1,418,000

Basic and diluted earnings per share:
   Loss from continuing operations before discontinued operations ..............   ($     0.53)   ($     0.69)
   Income (loss) from Lynch Interactive Corporation ............................          0.00          (6.67)
   Income (loss) from discontinued operations ..................................          0.00          (0.39)
   Extraordinary item ..........................................................          0.88           0.00
                                                                                          ----           ----

NET INCOME (LOSS) ..............................................................   $      0.35    ($     7.75)
                                                                                   ===========    ===========



See accompanying notes

                       LYNCH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                             Three Months Ended
                                                                                  March 31
                                                                             2000          1999
                                                                             ----          ----
OPERATING ACTIVITIES

Net income (loss) ......................................................   $    496    ($10,991)
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
  Loss from operations of Lynch Interactive Corporation ................          0       9,465
  Loss from operations of industrial tape segment ......................          0         551
  Extraordinary item ...................................................     (1,254)          0
  Depreciation and amortization ........................................      1,524       1,484
  Amortization of deferred financing charges ...........................        278         205
  Deferred taxes .......................................................          0         458
  Minority interests ...................................................     (1,082)       (561)
  Changes in operating assets and liabilities:
    Receivables ........................................................     (3,505)        144
    Inventories ........................................................        723      (3,399)
    Accounts payable and accrued liabilities ...........................      6,438       6,457
    Other ..............................................................       (438)     (1,365)
                                                                               ----      ------

Cash provided by (used in) operating activities of continuing operations      3,180       2,448
                                                                              -----       -----

INVESTING ACTIVITIES

Capital expenditures ...................................................       (796)       (767)
Other ..................................................................        (53)       (587)
                                                                                ---        ----

Cash provided by (used in) investing activities of continuing operations       (849)     (1,354)
                                                                               ----      ------

FINANCING ACTIVITIES

Change in notes payable ................................................       (708)     (4,813)
Repayment & buy back of long-term debt .................................    (30,659)         25
Deferred financing costs ...............................................        (69)       (123)
Sale of common stock ...................................................      3,000           0
Other ..................................................................      1,423        (765)
                                                                              -----        ----

Cash provided by (used in) operating activities of continuing operations    (27,013)     (5,676)
                                                                            -------      ------

Net decrease in cash and cash equivalents ..............................    (24,682)     (4,582)
Cash provided by Lynch Interactive Corporation .........................          0         357
Cash provided by (used in) industrial tape segment .....................          0       3,671
                                                                             ------       -----

Increase/decrease in cash and cash equivalents .........................    (24,682)       (554)
Cash and cash equivalents at beginning of period including $56,026 of
  Restricted Cash at December 31, 1999 .................................     69,132       1,132
                                                                             ------       -----

Cash and cash equivalents at end of period including $20,907 of
  Restricted Cash at March 31, 2000 ....................................   $ 44,450    $    578
                                                                           ========    ========

See accompanying notes

Notes to Condensed Consolidated Financial Statements

A.     Subsidiaries of the Registrant

As of March 31, 2000, after the effect of the distribution of Lynch Interactive Corporation and the sale of the industrial tape segment of Spinnaker Industries, Inc. (see Notes C and D), the Subsidiaries of the Registrant are as follows:
Subsidiary Owned by Lynch

Lynch Display Technologies, Inc. .......     100.0%
Lynch Systems, Inc. ....................      92.0%
 Lynch International Holding Corporation      92.0%
 Lynch-AMAV LLC ........................      69.0%
M-tron Industries, Inc. ................     100.0%
   M-tron Industries, Ltd. .............     100.0%
   Spinnaker Industries, Inc. ..........   47.6%(O)/60.4%(V)
     Entoleter, Inc. ...................   47.6%(O)/60.4%(V)
     Spinnaker Coating, Inc. ...........   47.6%(O)/60.4%(V)
      Spinnaker Coating-Maine, Inc. ....   47.6%(O)/60.4%(V)


 Notes: (V)=Percentage voting control; (O)=Percentage of equity ownership

B.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

The accompanying unaudited condensed consolidated financial statements reflect the spin off of Lynch Interactive Corporation from Lynch Corporation ("Lynch" or "Registrant") that occurred in the third quarter of 1999 (see Note D) and the sale of the industrial tape segment of Spinnaker Industries, Inc., that occurred in the third quarter of 1999 (see Note C).

C.    Discontinued Operations

In the third quarter of 1999, the Company's 48% owned subsidiary, Spinnaker Industries, Inc. sold its two industrial tape units, Central Products Company and Spinnaker Electrical, which comprised its industrial tape segment, to Intertape Polymer Group, Inc. ("Intertape"). The consideration for the sale was approximately $105 million and 300,000 five-year warrants to purchase shares of Intertape common stock at $29.50 each. Spinnaker recognized a gain on the transactions of $24 million before tax and the Registrant recognized a similar gain before income tax and minority interests. The agreement to sell Spinnaker Electrical was completed on July 30, 1999 and the agreement to sell Central Products was completed on August 10, 1999. As a result, the Company's industrial tape segment is being reported as discontinued operations in the accompanying condensed consolidated financial statements. Accordingly, operating results of the industrial tape segment have been segregated from continuing operations and reported as a separate line item on the statements of operations.

Lynch has restated its prior year financial statements to present the operating results of the industrial tape segment as a discontinued operation. The industrial tape segment's net sales were $29.5 million for the three-month period ended March 31, 1999.

D.       Spin Off

On August 12, 1999, the Board of Directors approved a plan to distribute the stock of Lynch Interactive Corporation ("Interactive") on a one for one basis to the shareholders of Lynch ("Spin Off"). Lynch completed the Spin Off on September 1, 1999 to stockholders of record on August 23, 1999. Pursuant to the Spin Off, each Lynch shareholder received one share of Interactive stock for each share of Lynch owned. Lynch had received a private letter ruling from the Internal Revenue Service that the Spin Off would be tax free to Lynch shareholders. Interactive is listed on the American Stock Exchange under the symbol "LIC."

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

As a result, the Company's multimedia and services segments are being reported as operations distributed to shareholders in the accompanying condensed consolidated financial statements. Accordingly, operating results of Interactive have been segregated from continuing operations and reported as a separate line item on the statement of operations.

Lynch has restated its prior period financial statements to present the operating results on a comparable basis. Interactive's net sales for the three-month period ended March 31, 1999 were $48.7 million.

In the third quarter of 1999, Lynch acquired by merger, all of the stock of Central Scott Telephone Company. This company became part of Interactive and was included in the Spin Off.

Interactive and Lynch have entered into certain agreements governing various ongoing relationships, including the provision of support services and a tax allocation agreement. The tax allocation agreement provides for the allocation of tax attributes to each company as if it had actually filed with the respective tax authority. At the Spin Off, the employees of the corporate office of Lynch became the employees of Interactive and Interactive will provide certain corporate management service to Lynch, which will be charged a management fee for these services.

Net assets of approximately $23 million were distributed to Interactive at the Spin Off.

E.    Inventories

Inventories are stated at the lower of cost or market value.  At
March 31, 2000,  inventories  were valued by three methods:  last-in,  first-out
(LIFO) - 18%, specific identification - 80%, and first-in, first-out (FIFO) - 2%. At December 31, 1999, the respective percentages were 12%, 80%, and 8%.


(In Thousands)
                           March 31,  December 31,
                              2000      1999
                            ---------------------

Raw material and supplies   $ 9,498   $10,407
Work in process .........     1,712     2,114
Finished goods ..........    19,747    19,159
                            -------   -------
  Total Inventories .....   $30,957   $31,680
                            =======   =======

F.     Indebtedness

Spinnaker Industries, Inc. maintains revolving lines of credit at its subsidiaries which total $40 million, of which $20.8 million was outstanding and $10.9 million was available as of March 31, 2000. These facilities were refinanced in conjunction with the sale of Central Products and Spinnaker Electrical. In general, the credit facilities are secured by property, plant and equipment, inventory, receivables and common stock of certain subsidiaries and contain certain covenants restricting distributions to the Registrant.

 Long term debt consists of:                 March 31,   December 31,
                                              2000          1999
                                            --------    -----------
Spinnaker Industries, Inc. 10.75% Senior
 Secured Notes due 2006 .................   $  75,215    $ 108,585

Unsecured notes issued in connection with
 acquisitions at fixed interest rates
 averaging 9.6% .........................       7,000        7,000

Other ...................................       2,892        2,816
                                            ---------    ---------
                                               85,107      118,401
Current Maturities ......................      (1,823)      (1,636)
                                            ---------    ---------
                                            $  83,284    $ 116,765
                                            =========    =========


As of May 12, 2000 proceeds from the sale of Central Products (see Note C above) have been utilized in accordance with the terms of the Senior Secured Notes indenture to either repay indebtedness or invest in the adhesive-backed paper business. Restricted Proceeds on the accompanying balance sheets is that portion of the proceeds that had not yet been utilized as of the balance sheet date. During the first quarter of 2000, Spinnaker purchased $33.4 million (par value) of the outstanding Senior Notes on the open market at an average price of 83.6% of par value. In addition, Spinnaker purchased all of the Senior Note holdings of Spinnaker Electrical at 81.5% of par value, plus accrued interest, representing Spinnaker Electrical's cost basis.

Subsequent to March 31, 2000, Spinnaker, utilizing Restricted Proceeds, purchased an additional $24.1 million (par value) of the outstanding Senior Notes on the open market at an average price of 82.3% of par value. The Senior Note purchases to date and capital expenditures in the business have fully utilized the Restricted Proceeds.

Proceeds from the sale of Spinnaker Electrical, an unrestricted subsidiary, repaid approximately $6.9 million of term debt and working capital revolver debt collateralized by the assets of Spinnaker Electrical. The remaining net proceeds are available for general purposes, which may include purchasing additional Senior Notes in the open market. Other options include acquisitions, capital expenditures to support remaining subsidiaries, and/or repurchase shares of Spinnaker Common Stock.

During the first quarter Lynch Systems completed a project specific line of credict totaling $7.1 million related to a contract to deliver equipment in 2000. Substantially all assets of Lynch Systems are pledged in support of the credit facility. In addition, the Company has guaranteed the full amount of the facility and has pledte $4.0 million of its Spinnaker holdings as additional collateral.

G.     Earnings per share

Basic earnings per common share amounts are based on the average number of common shares outstanding during each period, excluding the dilutive effects of options, warrants, and convertible securities of which there were none.

H.       Segment Information

After the distribution to shareholders of the stock of Interactive, the Company is engaged in the manufacture of adhesive-backed label stock, frequency control devices and other manufacturing. The Company measures performance of its segments primarily by revenues, operating profit and EBITDA (operating profit before income taxes, depreciation, amortization and allocated corporate expenses). Except for Spinnaker (the adhesive-backed label stock business) using approximately $30.7 million of restricted cash to repurchase debt, identifiable assets of each segment have not changed materially since December 31, 1999.

EBITDA for operating segments is equal to operating profit before interest, taxes, depreciation, amortization. EBITDA is presented because it is a widely accepted financial indicator of value and ability to incur and service debt. EBITDA is not a substitute for operating income or cash flows from operating activities in accordance with generally accepted accounting principles.

Operating profit (loss) is equal to revenues less operating expenses, excluding interest and income taxes. Prior to the Spin Off, Lynch allocated a portion of its general corporate expenses to its operating segments. Subsequent to the Spin Off, Interactive is providing certain corporate management services to the Registrant and charging a corporate overhead management fee while the Registrant still allocates a portion of its general corporate expenses to its operating segments.

General corporate office expenses related to finance and administrative functions including public company compliance reporting, bank and investor relations, taxes and other than income taxes and holding company payroll, historically allocated and charged to the industrial tape segment were reversed and allocated back to continuing operations. These expenses were not considered to be directly attributable to discontinued operations.

                                                   Three Months Ended
                                                        March 31,
                                                   2000          1999
                                                   ------------------
Revenues
         Adhesive backed label stock ..........   $ 40,286    $ 38,591
         Frequency control devices ............      5,425
         Other manufacturing ..................      3,778       2,395
                                                  --------    --------
         Consolidated Revenues ................     52,474      46,411
                                                  --------    --------
EBITDA
         Adhesive backed label stock ..........      1,807       2,348
         Frequency control devices ............        521
         Other manufacturing ..................       (151)       (459)
         Corporate manufacturing expenses .....       (548)       (671)
                                                  --------    --------
         Total manufacturing ..................      2,292       1,739
         Corporate expenses ...................       (377)       (117)
         Restructuring charge - Spinnaker .....       (533)       (450)
                                                  --------    --------
         Consolidated Total ...................      1,382       1,172
                                                  --------    --------
Operating Profit
         Adhesive backed label stock ..........        711       1,247
         Frequency control devices ............        358
         Other manufacturing ..................       (284)       (591)
         Corporate manufacturing expenses .....       (604)       (677)
                                                  --------    --------
         Total manufacturing ..................        843         337
         Unallocated corporate expenses .......       (452)       (199)
         Restructuring charge - Spinnaker .....       (533)       (450)
                                                  --------    --------
         Consolidated Total ...................       (142)       (312)
                                                  --------    --------
Total Operating Profit fot reportable segments        (142)       (312)
Other profit or loss
         Investment Income ....................        688          11
         Interest expense .....................     (3,450)     (2,201)
                                                  --------    --------
Income from continuing operations
         before income taxes, minority interest
         and extraordinary items ..............   $ (2,904)   $ (2,502)
                                                  --------    --------

I.  Shareholders Equity

Pursuant to a subscription agreement entered into on March 11, 2000, the Registrant sold 100,000 shares of its Common Stock to Mario J. Gabelli, Chairman of Registrant for $30.00 per share, in cash, or $3 million in total, a preimum of 14.8% above the closing price of $26.125 per share of the stock on the American Stock Exchange on March 9, 2000, the date said sale was aurthorized by the Board of Directors. 58,000 of such shares were issued from the treasury with the remaining 42,000 share being newly issued.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The accompanying unaudited condensed consolidated financial statements reflect the spin off of Lynch Interactive Corporation from the Registrant that occurred in the third quarter of 1999 and also the sale by Spinnaker Industries, Inc., a consolidated subsidiary of the Registrant, of its two industrial tape units, Central Products Company and Spinnaker Electrical that also occurred in the third quarter of 1999. Accordingly, the operating results of both Interactive and the industrial tape segment have been segregated from continuing operations of the Registrant and are reported as separate line items on the financial statements as discontinued operations. The ensuing narrative considers these changes and only includes discussions of the Registrant as it is currently composed.

Sales and Revenues

Revenues for the first quarter of 2000 increased by $6.1 million or 13%, to $52.5 million, from the first quarter of 1999, reflecting increased activity in each of the Company's business segments.

Revenues from Spinnaker's continuing operations increased by $1.6 million between the two quarters. Spinnaker's net sales for the quarter ended March 31, 2000 were $41.8 million, compared to $40.2 million in the corresponding 1999 period. The increase in net sales for 2000 is attributed to recent product releases and new business with the Bureau of Printing and Engraving ("BEP"), partially offset by lower average unit pricing resulting from increased capacity in the domestic market. The release of new products to serve a changing technology market and higher unit sales of pressure sensitive postage paper stock increased sales. Unit sales of pressure sensitive postage stock were impacted by orders for certain cartoon theme stamps previously sourced by a competitor. Revenues at M-tron increased by $3.0 million for the three-month period due to increased demand from the telecommunications industry and increased sales of new products. Lynch Systems' revenues for the quarter increased by $1.4 million, reflecting increased production activity on recently received orders for large glass press machines.

Operating (loss) for the first quarter 2000 declined by $0.2 million from the operating (loss) in the prior year's first quarter. Spinnaker's operating profit declined by $0.5 million due to reduction in gross margins, principally due to pricing pressure caused by overcapacity in its industry. There was also a $.5 million restructuring charge in both periods representing termination and severance associated with selective locations closings. M-tron's operating profit increased by $0.7 million due to increased volume and Lynch Systems' operating loss decreased during the first quarter by $0.3 million due to increased sales mentioned above.

Corporate expenses rose due to the hiring of corporate office personnel necessitated by the transfer of all corporate office employees to Interactive at the time of the Spin Off.

Other Income (Expense), Net

Interest income increased for the quarter due to the net proceeds of the Spinnaker sale of the industrial tape units after payment of certain debt instruments, which were invested in short term instruments during the period.

Interest expense was $3.5 million for the quarter and increased by $1.2 million from the prior year quarter by $1.2 million due to allocations during the 1999 period of a portion of the interest associated with the Spinnaker 10.75% Senior Secured Notes Due 2006 to the discontinued industrial tape segment until the time of their sale.

Tax Provision

The income tax provision (benefit) includes federal, as well as state and local taxes. The tax provision (benefit) for the quarter ended March 31, 2000, represents an effective tax rate of (37%). The differences from the federal statutory rate are principally due to the effect of state income taxes and amortization of non-deductible goodwill.
Minority Interest

Minority interests contribution to the net income (loss) increased by $0.5 million for the quarter, from the prior year quarter of 1999 due both to the increased losses from continuing operations at Spinnaker and the related increased minority interest percentage at this subsidiary.

Discontinued Operations

As a result of the Spin Off (see Note D), the Company's multimedia and services segments are being reported as operations distributed to shareholders in the accompanying condensed consolidated financial statements. Accordingly, operating results of Interactive have been segregated from continuing operations and reported as a separate line item on the statement of operations.

Lynch has restated its prior quarter financial statements to present the operating results of Interactive on a comparable basis. Interactive's net sales were $48.7 million for the three month period ended March 31, 1999.

As a result of Spinnaker's sale of its industrial tape segment in the third quarter of 1999 (see Note C), operating results of the industrial tape segment have been segregated from continuing operations and reported separately in the statement of operations for 1999. In addition, the Company has restated its prior financial statements to present the operating results of the industrial tape segment as a discontinued operation. The industrial tape segment's net sales were $29.5 million in the first quarter of 1999.

Net Income/Loss

Net income for the quarter ended March 31, 2000 was $.5 million, or $.35 per share, as compared to a net loss of $11.0 million, or $(7.75) per share in the quarter ended March 31, 1999. The significant swing is primarily due to the Spinnaker gain on debt buy back this quarter ($1.3 million) and the significant reserve on PCS licenses of Interactive in 1999.

Backlog/New Orders

Total backlog of manufactured products from continuing operations at March 31, 2000 was $30.5 million, which represents an increase of $21.0 million from the backlog of $9.5 million at March 31, 1999. All operating units contributed significant increases to the backlog at March 31, 2000. At March 31, 2000 M-tron's backlog was $10.9 million compared to $5.9 million at March 31, 1999. Included in the backlog at March 31, 2000 is a $14 million order for large glass press machines at Lynch Systems. In connection with this order, Lynch Systems obtained a $7.1 million credit facility to protect advances by the customer and for working capital.

FINANCIAL CONDITION

Liquidity/Capital Resources

As of March 31, 2000, the Company had current assets of $93.1 million and current liabilities of $62.4 million. Working capital was therefore $30.7 million as compared to $23.2 million at December 31, 1999. The increase is primarily due to the sale of the industrial tape units mentioned above.

First quarter capital expenditures were $.8 million in 2000 and $.8 million in 1999.

At March 31, 2000, total debt was $107.6 million, which was $34.0 million less than the $141.6 million at year end 1999 primarily due to principal repayments and debt repurchases. Long term debt at March 31, 2000, included $83.1 million of fixed interest rate debt, at an average cash interest rate of 10.7% and $2.0 million of variable interest rate debt at an average interest rate of 7.9%. Additionally, the Company had unused lines of credit facilities of which the Spinnaker Credit Facility is a major portion. The Spinnaker Credit Facility is available to fund acquisitions and support periodic fluctuations in working capital. Credit availability under the Spinnaker Credit Facility is subject to certain variables, such as inventory and receivables eligible to be included in the borrowing base. The Company is charged an unused credit fee every month of 0.375% per annum. Outstanding borrowings bear interest at variable rates related to the prime interest rate or LIBOR. At March 31, 2000, the combined effective interest rate was 9%. In conjunction with the industrial tape sale, the
Spinnaker Credit Facility was refinanced and the aggregate facility was decreased from $60 million to $40 million. The Refinanced Credit Facility will expire December 31, 2001. As of March 31, 2000, aggregate availability under the Refinanced Credit Facility was approximately $31.7 million, of which approximately $20.8 million was outstanding.

During the first quarter Lynch Systems completed a project specific line of credit totaling $7.1 million related to a contract to deliver equipment in 2000. Substantially all assets of Lynch Systems are pledged in support of the credit facility. In addition, the Company has guaranteed the full amount of the credit facility and has pledged $4 million of its Spinnaker holdings as additional collateral.

In conjunction with the Spin Off of Lynch Interactive, lines of credit facilities of $20 million were transferred from the Registrant to Interactive.


YEAR 2000

The Registrant is not aware of any material problems resulting from Year 2000 issues, either with its internal systems or with the products and services of third parties. The Company will continue to monitor its mission critical IT and non-IT system and the impact of the Year 2000 on its suppliers and vendors throughout the Year 2000 to insure that any latent Year 2000 matters that may arise are addressed promptly.

MARKET RISK

The Company is exposed to market risk relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amounts of interest earned on the Company's cash equivalents and short-term investments (approximately $25 million at March 31, 2000). The Company generally finances the debt portion of the acquisition of long-term assets with fixed rate, long-term debt. The Company generally maintains the majority of its debt as fixed rate in nature by borrowing on a fixed long-term basis. The Company does not use derivative financial instruments for trading or speculative purposes. Management does not foresee any significant changes in the strategies used to manage interest rate risk in the near future, although the strategies may be reevaluated as market conditions dictate.

At March 31, 2000, approximately $24.5 million, or 23% of the Company's long-term debt and notes payable bears interest at variable rates. Accordingly, the Company's earnings and cash flows are affected by changes in interest rates. Assuming the current level of borrowings for variable rate debt and assuming a one percentage point change in the 2000 average interest rate under these borrowings, it is estimated that the Company's first quarter 2000 interest expense would have changed by less than $0.1 million. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

                  See "Market Risk" under Item 2 above.

PART II OTHER INFORMATION

Item 2:  Changes in Securities and Use of Proceeds

     c) Pursuant to a subscription agreement entered into on March 11, 2000, Registrant sold 100,000 shares of its Common Stock to Mario
              J. Gabelli, Chairman of Registrant for $30 per share, in cash, or $3 million in total, a premium of 14.6% above the closing price of $26.125 per share of the stock on the American Stock Exchange on March 9, 2000, the date said sale was authorized by the Board of Directors.

              The sale was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The proceeds were used for general corporate purposes, including possible acquisitions. The sale was ratified by shareholders of Registrant at its Annual Meeting held on May 11, 2000.


Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

          10(v)-  Subscription  Agreement  dated  as of March  9,  2000  between
               Registrant and Mario J. Gabelli (incorporated by reference to Exhibit E to Amendment No. 1 dated March 15, 2000 to Schedule 13D with respect to Lynch Corporation filed by Mario J. Gabelli et. al.)

         27 - Financial Data Schedule

        (b)         Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended March 31, 2000


                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              LYNCH CORPORATION
                                              (Registrant)

                                              By: s/Roger J. Dexter
                                                    Roger J. Dexter
                                              Chief Financial Officer
May 15, 2000