Form 10-Q
period 2000-06-30
LYNCH CORP
filed 2000-08-14
CIK 61004

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q
(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------

                                        or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File No. 1-106
                    -----


                                 LYNCH CORPORATION

               (Exact name of Registrant as specified in its charter)


            Indiana                                             38-1799862
-----------------------------------------------------------------------------
(State or other jurisdiction of                            I.R.S. Employer
incorporation or organization)                             (Identification No.)


401 Theodore Fremd Avenue, Rye, New York                   10580
(Address of principal executive offices)                  Zip Code)

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

Yes  X    No
   -----    ----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.

            Class                           Outstanding at July 31, 2000
            -----                      ------------------------------------
Common Stock, no par value                           1,510,183

                                        INDEX

                         LYNCH CORPORATION AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets:
                    -      June 30, 2000
                    -      December 31, 1999

                  Condensed Consolidated Statements of Operations:
                    -      Three and six months ended June 30, 2000 and 1999

                  Condensed Consolidated Statements of Cash Flows:
                    -      Six months ended June 30, 2000 and 1999

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


Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K
(a)      Exhibits 27 - Financial Data Schedule
(b)      Reports on Form 8-K
         None









SIGNATURES

Part 1 - FINANCIAL INFORMATION -
Item 1 - Financial Statements

                       LYNCH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In Thousands)
                                                                                         June 30               December 31
                                                                                          2000                    1999
                                                                                       (unaudited)                 (A)
                                                                                     -----------------       -----------------

ASSETS
CURRENT ASSETS
     Cash and Cash Equivalents                                                                $19,742                 $13,106
     Receivables, less allowances of $423 and $361                                             31,237                  24,642
     Inventories                                                                               33,364                  31,680
     Deferred income tax benefits                                                               9,010                   8,943
     Other current assets                                                                       1,063                   1,303
                                                                                     -----------------       -----------------

     TOTAL CURRENT ASSETS                                                                      94,416                  79,674
Restricted Cash                                                                                     -                  56,026

PROPRTY, PLANT AND EQUIPMENT
     Land                                                                                         672                     672
     Buildings and improvements                                                                11,028                  11,015
     Machinery and equipment                                                                   55,758                  54,529
                                                                                     -----------------       -----------------

                                                                                               67,458                  66,216
     Accumulated Depreciation                                                                (24,964)                (22,137)
                                                                                     -----------------       -----------------
                                                                                               42,494                  44,079

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, NET                                     22,118                  22,020
OTHER ASSETS                                                                                    7,483                   9,393
                                                                                     -----------------       -----------------

    TOTAL ASSETS                                                                             $166,511                $211,192
                                                                                     =================       =================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable to banks                                                                   $23,974                 $23,178
     Trade accounts payable                                                                    19,375                  14,404
     Accrued liabilities                                                                       16,862                  16,382
     Customer advances                                                                          3,327                     860
     Current maturities of long-term debt                                                       1,554                   1,636
                                                                                     -----------------       -----------------
     TOTAL CURRENT LIABILITIES                                                                 65,092                  56,460

LONG TERM DEBT                                                                                 58,952                 116,765
DEFERRED INCOME TAXES                                                                           6,229                   6,225
OTHER LONG TERM LIABILITIES                                                                     4,156                   4,866
MINORITY INTERESTS                                                                             11,464                  10,885

SHAREHOLDERS' EQUITY
   COMMON STOCK, NO PAR VALUE - 10,000,000 SHARES
     AUTHORIZED; 1,513,191 and 1,471,191 shares issued                                          5,139                   5,139
     respectively (at stated value)
   ADDITIONAL PAID-IN CAPITAL                                                                  10,111                   8,302
   RETAINED EARNINGS                                                                            5,470                   3,843
   ACCUMULATED OTHER COMPREHENSIVE INCOME                                                        (40)                    (40)
   TREASURY STOCK OF 3,008 and 61,008 SHARES, AT COST                                            (62)                 (1,253)
   TOTAL SHAREHOLDERS' EQUITY                                                                  20,618                  15,991
                                                                                     -----------------       -----------------


   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $166,511                $211,192
                                                                                     =================       =================

(A) The Balance Sheet at December 31, 1999 has been derived from the Audited Financial Statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes



                       LYNCH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                        (In thousands, except share amounts)



                                                                            Three Months              Six Months
                                                                            Ended June 30            Ended June 30
                                                                        -----------------------------------------------

                                                                           2000       1999          2000       1999
                                                                        ---------------------    -----------------------
     SALES AND REVENUES                                                    $53,008    $47,363      $105,482    $93,774

     Costs and expenses:
         Manufacturing cost of sales                                        45,448     41,014        91,775     82,785
         Selling and administrative                                          6,028      5,642        11,790     10,144
         Restructuring charge                                                    -          -           527        450
                                                                        ----------------------   -----------------------
     OPERATING PROFIT                                                        1,532        707         1,390        395

     Other income (expense):
         Investment Income                                                     273        (4)           961          7
         Interest expense                                                  (2,491)    (2,328)       (5,941)    (4,529)
                                                                        -----------------------  -----------------------
                                                                           (2,218)    (2,332)       (4,980)    (4,522)
                                                                        -----------------------  -----------------------
     LOSS FROM CONTINUING OPERATIONS BEFORE INCOME
        TAXES,  MINORITY INTERESTS, DISCONTINUED OPERATIONS AND
         EXTRAORDINARY ITEM                                                  (686)    (1,625)       (3,590)    (4,127)

     Benefit  from income taxes                                                 15        671         1,079      1,637
     Minority interests                                                        811        454         1,893      1,015
                                                                        -----------------------  -----------------------
     INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
        DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEM                         140      (500)         (618)    (1,475)

     DISCONTINUED OPERATIONS:
          Income  (loss)  from  operations  of  Lynch  Interactive   Corporation
              distributed to shareholders  (less income tax (provision)  benefit of ($776) and $3,871
              and minority interests of $232 and $431)                           -        948             -    (8,517)

          Loss from  discontinued  operations  of  industrial  tape  segment  of
             Spinnaker  Industries (less  applicable  income tax benefit of $106 and $753
             and minority interests of $138 and $558)                            -       (21)             -      (572)

     EXTRAORDINARY ITEM
          Gain  on early extinguishment of debt (less income tax provision of
          1,035 and $2,612 and minority interest of $1,091 and $2,472)         991          -         2,245
     $2,472)
                                                                        -----------------------  -----------------------
     NET INCOME (LOSS)                                                      $1,131       $427        $1,627  ($10,564)
                                                                         =========  =========     =========  =========
        Weighted average shares outstanding                              1,510,000  1,416,000     1,472,000  1,417,000
                                                                         =========  =========     =========  =========
     Basic and diluted earnings per share:

        Income ( Loss) from continuing operations before discontinued
        Operations and extraordinary item                                    $0.09    ($0.35)       ($0.42)    ($1.04)
         Income (loss) from Lynch Interactive Corporation                        -       0.67             -     (6.01)
         Income (loss) from discontinued operations                              -     (0.01)             -     (0.40)
         Extraordinary item                                                   0.66          -          1.53          -
                                                                        ----------------------   -----------------------
     NET INCOME (LOSS)                                                       $0.75      $0.30         $1.11    ($7.46)
                                                                         =========   =========    =========    =======
     See accompanying notes


                       LYNCH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)

                                                                                                        Six Months Ended
                                                                                                             June 30
                                                                                                 --------------------------------
                                                                                                     2000              1999
                                                                                                 -------------    ---------------

OPERATING ACTIVITIES

Net income (loss)                                                                                      $1,627          ($10,564)
Adjustment to reconcile net income (loss) to net cash provided by (used in)
   operating activities of continuing operations:
     Loss from operations of Lynch Interactive Corporation                                                  -              8,517
     Loss from operations of industrial tape segment                                                        -                572
     Extraordinary item                                                                               (2,245)                  -
     Depreciation and amortization                                                                      3,263              2,754
     Amortization of deferred financing charges                                                           402                435
     Deferred taxes                                                                                      (63)                  -
     Minority interests                                                                                   579            (1,015)
     Changes in operating assets and liabilities:
        Receivables                                                                                   (6,595)              1,011
        Inventories                                                                                   (1,684)            (3,081)
        Accounts payable and accrued liabilities                                                        7,918                411
        Other                                                                                             240                414
                                                                                                 -------------    ---------------

Cash provided by (used in) operating activities of continuing operations
                                                                                                        3,442              (546)
                                                                                                 -------------    ---------------

INVESTING ACTIVITIES

Capital expenditures                                                                                  (1,395)            (1,895)
Other                                                                                                       -              1,958
                                                                                                 -------------    ---------------

Cash provided by (used in) investing activities of continuing operations
                                                                                                      (1,395)                 63
                                                                                                 -------------    ---------------


FINANCING ACTIVITIES

Change in notes payable                                                                                   796           (11,608)
Repayment & buy back of long-term debt                                                               (54,650)            (4,183)
Deferred financing costs                                                                                 (69)              (145)
Sale of common stock                                                                                    3,000              (474)
Other                                                                                                   (514)                968
                                                                                                 -------------    ---------------
Cash (used in) operating activities of continuing operations
                                                                                                     (51,437)           (15,442)
                                                                                                 -------------    ---------------


Net decrease in cash and cash equivalents                                                            (49,390)           (15,925)
Cash provided by Lynch Interactive Corporation                                                              -              9,521
Cash provided by industrial tape segment                                                                    -              5,417
                                                                                                 -------------    ---------------


Decrease in cash and cash equivalents                                                                (49,390)              (987)
Cash and cash equivalents at beginning of period including
   %56,026 of Restricted Cash at December 31, 1999                                                     69,132              1,132

                                                                                                 -------------    ---------------

Cash and cash equivalents at end of period                                                            $19,742               $145
                                                                                                 =============    ===============
See accompanying notes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.     Subsidiaries of the Registrant

As of June 30, 2000, the Subsidiaries of the Registrant are as follows:

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
     Spinnaker Industries, Inc.                       47.6%(O/60.4%(V)
          Entoleter, Inc.                             47.6%(O/60.4%(V)
          Spinnaker Coating, Inc.                     47.6%(O/60.4%(V)
                Spinnaker Coating-Maine, Inc.         47.6%(O/60.4%(V)
          Spinnaker Electrical Tape Company           47.6%(0/60.4%(V)

Notes: (V)=Percentage voting control; (O)=Percentage of equity ownership.


B.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

The accompanying unaudited condensed consolidated financial statements reflect the spin off of Lynch Interactive Corporation ("Interactive") from Lynch Corporation ("Lynch" or "Registrant") that occurred in the third quarter of 1999 (see Note D) and the sale of the industrial tape segment of Spinnaker Industries, Inc., that occurred in the third quarter of 1999 (see Note C).

C.       Discontinued Operations

In the third quarter of 1999, the Company's 48% owned subsidiary, Spinnaker Industries, Inc. sold its two industrial tape units, Central Products Company and Spinnaker Electrical, which comprised its industrial tape segment, to Intertape Polymer Group, Inc. ("Intertape"). The consideration for the sale was approximately $105 million and 300,000 five-year warrants to purchase shares of Intertape common stock at $29.50 each. Spinnaker recognized a gain on the transactions of $24 million before tax and the Registrant recognized a similar gain before income tax and minority interests. The agreement to sell Spinnaker Electrical was completed on July 30, 1999 and the agreement to sell Central Products was completed on August 10, 1999. As a result, the Company's industrial tape segment is being reported as a discontinued operation in the accompanying condensed consolidated financial statements. Accordingly, operating results of the industrial tape segment have been segregated from continuing operations and reported as a separate line item on the statements of operations. The industrial tape segment's net sales were $29.3 million and $58.8 million, respectively for the three and six month periods ended June 30, 1999.

D.       Spin Off

On August 12, 1999, the Board of Directors approved a plan to distribute the stock of Lynch Interactive Corporation on a one for one basis to the shareholders of Lynch ("Interactive") ("Spin Off"). Lynch completed the Spin Off on September 1, 1999 to stockholders of record on August 23, 1999. Pursuant to the Spin Off, each Lynch shareholder received one share of Interactive stock for each share of Lynch owned. Lynch had received a private letter ruling from the Internal Revenue Service that the Spin Off would be tax free to Lynch shareholders. Interactive is listed on the American Stock Exchange under the symbol "LIC".

Interactive owns all of what was Lynch's multimedia and service businesses while Lynch retains to manufacturing businesses. Interactive owns the telephone companies, television interests and PCS interests, as well as the 55% equity interest of The Morgan Group, Inc. In addition, Interactive owns a 13.6% equity interest in Spinnaker Industries, Inc. Lynch owns a 47.6% equity interest in Spinnaker (60.4% of voting interest), as well as M-tron Industries, Inc. and Lynch Systems, Inc.

As a result, the Company's multimedia and services segments are being reported as operations distributed to shareholders in the accompanying condensed consolidated financial statements. Accordingly, operating results of Interactive have been segregated from continuing operations and reported as a separate line item on the statement of operations.

Interactive's net sales for the three and six month periods ended June 30, 1999 were $54.2 million and $102.9 million, respectively.

In the third quarter of 1999, Lynch acquired by merger, all of the stock of Central Scott Telephone Company. This company became part of Interactive and was included in the Spin Off.

Interactive and Lynch have entered into certain agreements governing various ongoing relationships, including the provision of support services and a tax allocation agreement. The tax allocation agreement provides for the allocation of tax attributes to each company as if it had actually filed with the respective tax authority. At the Spin Off, the employees of the corporate office of Lynch became the employees of Interactive and Interactive began providing certain corporate management services to Lynch, which is charged a management fee for these services. This charge was $60,000 and $180,000 for the three and six months ended June 30, 2000, respectively.

Net assets of approximately $23 million were distributed to Interactive at the Spin Off. Such amount was subsequently decreased in the fourth quarter of 1999 by $1.6 million to reflect a revision in the allocation of certain liabilities.


E.       Inventories

Inventories are stated at the lower of cost or market value. At June 30, 2000 and December 31, 1999, inventories were valued by three methods: last-in, first-out (LIFO) - 18% specific identification - 80%, and first-in, first-out
(FIFO) - 2%. At December 31, 1999, the respective percentages were 12%, 80%, and 8%, respectively.

(In Thousands)
                                      June 30,            Dec. 31,
                                       2000                 1999
                                    ----------         --------------
Raw materials                         $ 11,042             $10,407
Work in process                          2,372               2,114
Finished goods                          19,950              19,159
                                    ----------         --------------
  Total Inventories                   $ 33,364            $ 31,680
                                    ==========         ==============

F.       Indebtedness

Spinnaker Industries, Inc. maintains revolving lines of credit at its subsidiaries which total $40 million, of which $23.4 million was outstanding as of June 30, 2000 and had $9.1 million of available borrowings. These facilities were refinanced in conjunction with the sale of Central Products and Spinnaker Electrical.

In general, the credit facilities are secured by property, plant and equipment, inventory, receivables and common stock of certain subsidiaries and contain certain covenants restricting distributions to the Registrant.

Long term debt consists of:                                        June 30,            Dec.31,
                                                                     2000               1999
                                                                  ------------------ -----------
Spinnaker Industries, Inc. 10.75% Senior Secured Note due 2006    $51,135           $108,585

10% Subordinated Note with PIK interest and
principal due on January 31, 2002                                   7,000              7,000

Other                                                               2,371              2,816
                                                                 ------------------ -----------
                                                                   60,506            118,401
Current Maturities                                                 (1,554)            (1,636)
                                                                  ------------------ ----------
                                                                  $58,952           $116,765
                                                                  ==============    ===========

As of June 30, 2000 proceeds from the sale of Central Products (see Note C above) have been utilized in accordance with the terms of the Senior Secured Notes Indenture to either repay indebtedness or invest in the adhesive-backed paper business. During the second quarter of 2000, Spinnaker purchased $24.1 million (par value) of the outstanding Senior Notes on the open market at an average price of 82.3% of par value recognizing a pre-tax gain of $3.1 million. The Registrant recognized a similar gain before income taxes and minority interest. For the six months ended June 30, 2000 Spinnaker purchased $57.5 million (par value) of these same rates at an average price of 83.1% reflecting a pre-tax gain of $7.5 million after the charge off of applicable deferred financing costs.

The Senior Note purchases to date and capital expenditures in the business have fully utilized the Restricted Proceeds from the above referenced sale.

During the second quarter of 2000, Lynch Systems entered into a project specific line of credit for $800,000 related to a contract to deliver equipment in 2001. The Company has guaranteed the full amount of the credit facility. During the first half of 2000 the Company has guaranteed project specific credit facilities for Lynch Systems totaling approximately $8 million. At June 30, 2000 there are no amounts borrowed on these facilities and it is expected that any amounts borrowed on these facilities in the future will be repaid by the second quarter of 2001.

G.     Earnings per share
       ------------------

Basic earnings per common share amounts are based on the average number of common shares outstanding during each period, excluding the dilutive effects of options, warrants, and convertible securities of which there were none.

H.       Segment Information

After the distribution to shareholders of the stock of Interactive, the Company is engaged in the manufacture of adhesive-backed label stock, frequency control devices and other manufacturing. The Company measures performance of its segments primarily by revenues, operating profit and EBITDA (operating profit before income taxes, depreciation, amortization and allocated corporate expenses). Except for Spinnaker (the adhesive-backed label stock business) using approximately $56.0 million of restricted cash to repurchase debt and for capital asset purchases. Indentifiable assets of each segment have not changed materially since December 31, 1999.

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

                                                             Three Months Ended                 Six Months Ended
                                                                   June 30                          June 30
                                                        ------------------------------    -----------------------------
                                                             2000           1999               2000           1999
                                                        --------------- --------------    --------------- -------------

Revenues:
  Adhesive-backed label stock                                  $37,332        $38,065            $77,618       $76,656
  Frequency control devices                                     10,074          6,946             18,484        12,371
  Other Manufacturing                                            5,602          2,352              9,380         4,747
                                                        --------------- --------------    --------------- -------------

  Consolidated Total                                           $53,008        $47,363           $105,482       $93,774
                                                        --------------- --------------    --------------- -------------

EBITDA
  Adhesive-backed label stock                                   $2,161         $2,341             $3,968        $4,689
  Frequency control devices                                      1,310            567              2,494         1,088
  Other manufacturing                                              766          (600)                615       (1,059)
  Corporate manufacturing expenses                               (587)          (167)            (1,141)         (838)
                                                        --------------- --------------    --------------- -------------

  Total manufacturing                                            3,650          2,141              5,936         3,880

  Corporate expenses                                             (379)          (123)              (756)         (240)
  Restructuring charge - Spinnaker                                   -              -              (527)         (450)
                                                        --------------- --------------    --------------- -------------

  Consolidated Total                                            $3,271         $2,018             $4,653        $3,190
                                                        --------------- --------------    --------------- -------------

Operating Profit
   Adhesive-backed label stock                                    $705         $1,399             $1,416        $2,646
   Frequency control devices                                     1,139            484              2,159           842
   Other manufacturing                                             633          (727)                349       (1,318)
   Corporate manufacturing expenses                              (491)          (268)            (1,101)         (945)
                                                        --------------- --------------    --------------- -------------

   Total manufacturing                                           1,986            888              2,823         1,225

   Unallocated corporate expenses                                (454)          (181)              (906)         (380)
   Restructuring charge - Spinnaker                                  -              -              (527)         (450)
                                                        --------------- --------------    --------------- -------------

   Consolidated Total                                           $1,532           $707             $1,390          $395
                                                        =============== ==============    =============== =============

Total Operating Profit for reportable segments                  $1,532           $707             $1,390          $395
Other profit or loss
   Investment Income                                               273            (4)                961             7
   Interest expense                                            (2,491)        (2,328)            (5,941)       (4,529)
                                                        --------------- --------------    --------------- -------------

Loss from continuing operations
   before income taxes, minority
   Interest discontinued operations
   and extraordinary items                                      $(686)       $(1,625)           $(3,590)      $(4,127)
                                                        =============== ==============    =============== =============

I.       Acquisitions

In October 1996, Spinnaker acquired all of the approximately 25% minority interest in its Spinnaker Coating subsidiary held by such subsidiary's other shareholders. The terms of the acquisition involved a cash payment of approximately $2.3 million and the issuance of 9,613 shares of Common Stock. As additional consideration for the shares of capital stock of Spinnaker Coating, the minority shareholders received the right to a contingent payment ("Contingent Value Rights" or "CVR's").

On May 4, 2000, Spinnaker Electrical Tape, a Spinnaker subsidiary, acquired all of the CVR's held by the former minority ownership group of Spinnaker Coating for $500,000 in cash. Accordingly, the contingent payment was recorded as an addition to goodwill during the second quarter of 2000.

J.       Accounting and Reporting Policies

Securities and Exchange Commission's Staff Accounting Bulletin 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. The Registrant is currently assessing the impact, if any, that SAB will have on its revenue recognition policy when it is adopted in the fourth quarter of 2000.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         -----------------------------------------------------------------------

Sales and Revenues

Revenues for the second quarter of 2000 increased by $5.6 million or 11.9%, to $53.0 million, from the second quarter of 1999. Revenues for the six months ended June 30, 2000 increased by $11.7 million or 12.5% from the comparable 1999 period reflecting increased order flow.

Revenues from Spinnaker Industries, Inc. continuing operations fell by $1.1 million between the two quarters primarily due to lower volumes in EDP and other general purpose products and the timing of sales of pressure sensitive postage paper stock. The market's rapid transition from EDP to thermal transfer paper stock technologies has exceeded management's expectations and as a result caused Spinnaker to experience lower volumes and average selling prices, as the market balances quality and performance against lower priced solutions. Unit sales of pressure sensitive postage paper stock continue to be impacted by the uneven ordering pattern of the Bureau of Printing and Engraving. Spinnaker's revenue for the six months ended June 30, 2000 were $80.3 million, exceeding the corresponding 1999 period by approximately $.6 million. The increase in net sales for 2000 is attributed to strong sales in pressure sensitive sheet products, in which volumes increased approximately 65% over the comparable 1999 period, and increased sales volume of specialty and general-purpose roll products. These increases were substantially offset by the effects of outsourcing the manufacturing and sales of dry gum and other conventional product lines in the fourth quarter of 1999. Although volumes of pressure sensitive postage material for the fist six months of 2000 declined compared to the corresponding 1999 period, it was substantially offset by an increased average selling price. Revenues at M-tron increased by $3.1 million or 45% to $10.1 million for the three month period due to increased demand from the telecommunications industry and increased sales of new products. Revenues for the six month period increased $6.1 million or 49% to $18.5 million due to the same factors. Lynch Systems' revenues for the second quarter increased by $3.6 million to $4.5 million reflecting increased orders and sales of glass press machines. Lynch Systems revenues for the six month period increased $5.0 million to $6.7 million for the same reasons.

Operating profit for the second quarter 2000 increased by $0.8 million to $1.5 million compared to the prior year. For the six month period operating profit increased by $1.0 million to $1.4 million compared to the 1999 period. Spinnaker's operating profit in the second quarter declined by $.3 million due to lower volumes, and reduction in gross margins as a result of the lower pricing noted above. These factors also affected the six month period where there was an operating loss of $.2 million compared to an operations profit of $1.6 million in 1999. The 1999 period included a $.9 million gain from the sale of operating assets. For the second quarter M-tron's operating profit increased by $0.7 million to $1.3 million due to increased sales volume mentioned above. For the six months, M-tron's operating profits increased by $1.3 million to $2.2 million due to strong order flow and increased sales volume. Lynch Systems' had an operating profit of $.7 million compared to an operating loss of $1.0 million in the second quarter of 1999. For the six month period Lynch Systems also had an operating profit of $.3 million compared to an operating loss of $1.7 million in the comparable period in 1999. This turnaround for both periods at Lynch Systems is due to the increased sales mentioned above and better absorption of overhead.

Other Income (Expense), Net

Investment income increased for the quarter and the six months due to the net proceeds of the 1999 sale of Spinnaker's industrial tape units, which were invested in short term instruments during the periods.

Interest expense was $2.5 million for the quarter and increased by $.2 million. During the six-month period ended June 30, 2000, interest expense increased by $1.4 million. These increases were primarily due to allocations during the 1999 periods of a portion of the interest expense to the discontinued industrial tape segment until the time of their sale.

Tax Provision

The income tax benefit includes federal, as well as state and local taxes. The tax benefit for the six months ended June 30, 2000 and 1999, represents effective tax rates of 30% and 40%, respectively. The differences from the federal statutory rate are principally due to the effect of state income taxes and amortization of non-deductible goodwill.

Minority Interest

Minority interests contribution to the net income (loss) increased by $.4 million for the quarter and $0.9 million for the six months, from the respective prior year periods of 1999 due to the increased net losses from continuing operations at Spinnaker for both periods and the increase in the minority interest percentage at this subsidiary.


Discontinued Operations

As a result of the Spin Off (see Note D), the Company's multimedia and services segments are being reported as operations distributed to shareholders in the accompanying condensed consolidated financial statements for the 1999 periods. Accordingly, operating results of Interactive have been segregated from continuing operations and reported as a separate line item on the statement of operations.

As a result of Spinnaker's sale of its industrial tape segment (see Note C) in the third quarter of 1999, operating results of the industrial tape segment have been segregated from continuing operations and reported separately in the statement of operations for 1999.

Net Income/Loss

Net income for the six months ended June 30, 2000 was $1.6 million, or $1.11 per share, as compared to a net loss of ($10.6 million), or $7.46 per share in the previous year's six month period. The absence of the losses in the discontinued operations, the gain on the early extinguishement of debt at Spinnaker and the improved operating results were the primary reasons for this turnabout.

Net income for the three months ended June 30, 2000 was $1.1 million or $.75 per share as compared to a net income of $.4 million or $.30 per share for the 1999 quarter. The same factors mentioned above were the primary reasons for the improvement.

Backlog/New Orders

Total backlog of manufactured products from continuing operations at June 30, 2000 was $41.5 million, which represents an increase of $6.2 million from the backlog of $35.3 million at December 31, 1999. Increased order receipt at M-tron accounted for the significant increase to the backlog at June 30, 2000.


FINANCIAL CONDITION

Liquidity/Capital Resources

As of June 30, 2000, the Company had current assets of $94.4 million and current liabilities of $65.1 million. Working capital was therefore $29.3 million as compared to $23.2 million at December 31, 1999. The increase is primarily due to the improved operating results.

First six months capital expenditures were $1.4 million in 2000 and $1.9 million in 1999. The Company plans to spend approximately $4.8 million on capital expenditures for the year and anticipates that it will have sufficient cash flow from operations and borrowing availability under various credit facilities at its subsidiaries to fund such capital expenditure plans.

At June 30, 2000, total debt was $84.5 million, which was $57.1 million less than the $141.6 million at the end of 1999. The reduction is primarily due to principal repayments and debt repurchases. Long term debt at June 30, 2000 included $60.5 million of fixed interest rate debt, at an average cash interest rate of 10.6% and $24.0 million of variable interest rate debt at an average interest rate of 9.0%. Additionally, the Company had unused lines of credit facilities of which the Spinnaker Credit Facility is a major portion. The Spinnaker Credit Facility is available to fund acquisitions and support periodic fluctuations in working capital. Credit availability under the Spinnaker Credit Facility is subject to certain variables, such as inventory and receivables eligible to be included in the borrowing base. The Company is charged an available credit fee of 0.375% per annum. Outstanding borrowings bear interest at variable rates related to the prime interest rate or LIBOR. At June 30, 2000, the combined effective interest rate was 9.0%. In conjunction with the industrial tape sale, the Spinnaker Credit Facility was refinanced and the aggregate facility was decreased from $60 million to $40 million. The Refinanced Credit Facility will expire December 31, 2001. As of July 26, 2000 aggregate availability under the Refinanced Credit Facility was approximately $32.5 million, of which approximately $23.4 million was outstanding. During the second quarter of 2000, Lynch Systems entered into a project specific line of credit for $800,000 related to a contract to deliver equipment in 2001. The Company has guaranteed the full amount of the credit facility. During the first half of 2000 the Company has guaranteed project specific credit facilities for Lynch Systems totaling approximately $8 million. At June 30, 2000 there are no amounts borrowed on these facilities used for Lynch Corporation and it is expected that any amounts borrowed on these facilities in the future will be repaid by the second quarter of 2001.

The Company does not at present have credit facilities at the parent company level. Management believes it has adequate working capital at this level to fund current operations into the near future.

Lynch Corporation may make additional acquisitions which would probably be financed with a significant component of debt. This acquisition debt as well as current debt outstanding would contain restrictions on the amount of readily available funds that can be transferred to Lynch Corporation from its subsidiaries.

Accounting and Reporting Policies

Securities and Exchange Commission's Staff Accounting Bulletin 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. The Registrant is currently assessing the impact, if any, that SAB will have on its revenue recognition policy when it is adopted in the fourth quarter of 2000.


MARKET RISK

The Company is exposed to market risk relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amounts of interest earned on the Company's cash equivalents and short-term investments (approximately $19.5 million at June 30, 2000). The Company generally finances the debt portion of the acquisition of long-term assets with fixed rate, long-term debt. The Company generally maintains the majority of its debt as fixed rate in nature by borrowing on a fixed long-term basis. The Company does not use derivative financial instruments for trading or speculative purposes. Management does not foresee any significant changes in the strategies used to manage interest rate risk in the near future, although the strategies may be reevaluated as market conditions dictate.

At June 30, 2000, approximately $24.0 million, or 28% of the Company's long-term debt and notes payable bears interest at variable rates. Accordingly, the Company's earnings and cash flows are affected by changes in interest rates. Assuming the current level of borrowings for variable rate debt and assuming a one percentage point change in the 2000 average interest rate under these borrowings, it is estimated that the Company's six months 2000 interest expense would have changed by less than $.15 million. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.
-----------------------

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


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

                  See "Market Risk" under Item 2 above.



PART II OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

At the Annual Meeting of Stockholders of the Registrant held on May 11, 2000 the following persons were elected as Directors with the following votes:

         Name                              Votes For            Votes Withheld
         ----                              ---------            --------------
E. Val Cerutti                              1,397,809                4,886
Robert E. Dolan                             1,397,704                4,991
Mario J. Gabelli                            1,397,764                4,931
Avrum Gray                                  1,397,709                4,986
Louis A. Guzzetti, Jr.                      1,397,649                5,046
Ralph R. Papitto                            1,397,809                4,886

In addition, the sale of 100,000 shares of Registrant's Common Stock to Mario J. Gabelli, Registrant's Chairman and Chief Executive Officer, was ratified as follows:

For:                   582,619
Against:                 3,954
Abstain:               403,092*
Broker Nonvotes:       413,092


*Mr. Gabelli abstained with respect to shares of Registrant's Common Stock beneficially owned by him. Also, Amendments to Registrant's Principal Executive Bonus Plan were approved as follows:
For:      1,383,790
Against:     12,159
Abstain:      6,746

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


                             LYNCH CORPORATION
                            (Registrant)

                             By: s/Roger J. Dexter
                                 Roger J. Dexter
                             Chief Financial Officer
August 14, 2000