Form 10-Q
period 2000-09-30
LYNCH CORP
filed 2000-11-14
CIK 61004

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                               ------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

                            Commission File No. 1-106
                            -------------------------


                                LYNCH CORPORATION
                                -----------------
             (Exact name of Registrant as specified in its charter)


            Indiana                                           38-1799862
-------------------------------                          ----------------------
(State or other jurisdiction of                              I.R.S. Employer
incorporation or organization)                               Identification No.)


401 Theodore Fremd Avenue, Rye, New York                        10580
----------------------------------------                        -----
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

Yes  X    No
   -----    ----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.

   Class                                        Outstanding at October 31, 2000
   -----                                        --------------------------------
Common Stock, no par value                                 1,510,183

                                      INDEX

                       LYNCH CORPORATION AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets: - September 30, 2000 - December 31, 1999

     Condensed Consolidated Statements of Operations: - Three and nine months ended September 30, 2000 and 1999

     Condensed Consolidated Statements of Cash Flows: - Nine months ended September 30, 2000 and 1999

     Notes to Condensed Consolidated Financial Statements:


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Item 3.  Quantitative and Qualitative Disclosure About Market Risk


PART II.    OTHER INFORMATION



Item 6.  Exhibits  and  Reports on Form 8-K

     (a)  Exhibit 4(d)
     (b)  Exhibit 4(d)(i)
     (c)  Exhibit 4(d)(ii)
     (d)  Exhibits 27 - Financial Data Schedule
     (e)  Reports on Form 8-K  -  None

SIGNATURES

Part 1 - FINANCIAL INFORMATION -
Item 1 - Financial Statements


                       LYNCH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                                                   September 30,   December 31,
                                                                       2000           1999
                                                                    (unaudited)        (A)
                                                                   -------------   ------------

ASSETS
CURRENT ASSETS
     Cash and cash equivalents .................................   $    19,227    $    13,106
     Receivables, less allowances of $306 and $361 .............        36,916         24,642
     Inventories ...............................................        37,280         31,680
     Deferred income tax benefits ..............................         9,381          8,943
     Other current assets ......................................         1,096          1,303
                                                                   -----------    -----------

     TOTAL CURRENT ASSETS ......................................       103,900         79,674
Restricted Cash ................................................          --           56,026

PROPERTY, PLANT AND EQUIPMENT
     Land ......................................................           672            672
     Buildings and improvements ................................        11,028         11,015
     Machinery and equipment ...................................        56,084         54,529
                                                                   -----------    -----------
                                                                        67,784         66,216
     Accumulated depreciation ..................................       (25,932)       (22,137)
                                                                   -----------    -----------
                                                                        41,852         44,079

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED,NET ......        21,912         22,020
OTHER ASSETS ...................................................         7,641          9,393
                                                                   -----------    -----------
    TOTAL ASSETS ...............................................   $   175,305    $   211,192
                                                                   ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable to banks ....................................   $    24,531    $    23,178
     Trade accounts payable ....................................        21,768         14,404
     Accrued liabilities .......................................        19,586         16,382
     Customer advances .........................................         5,610            860
     Current maturities of long-term debt ......................         3,237          1,636
                                                                   -----------    -----------
     TOTAL CURRENT LIABILITIES .................................        74,732         56,460

LONG TERM DEBT .................................................        58,864        116,765
DEFERRED INCOME TAXES ..........................................         6,048          6,225
OTHER LONG TERM LIABILITIES ....................................         4,417          4,866
MINORITY INTERESTS .............................................        10,405         10,885

SHAREHOLDERS' EQUITY
   COMMON STOCK,  NO PAR VALUE - 10,000,000  SHARES  AUTHORIZED;
     1,513,191 and 1,471,191 shares issued
     (at stated value) .........................................         5,139          5,139
   ADDITIONAL PAID-IN CAPITAL ..................................        10,111          8,302
   RETAINED EARNINGS ...........................................         5,691          3,843
   ACCUMULATED OTHER COMPREHENSIVE LOSS ........................           (40)           (40)
   TREASURY STOCK OF 3,008 and 61,008 SHARES, AT COST ..........           (62)        (1,253)
                                                                   -----------    -----------
   TOTAL SHAREHOLDERS' EQUITY ..................................        20,839         15,991
                                                                   -----------    -----------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..................   $   175,305    $   211,192
                                                                   ===========    ===========

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

                             See accompanying notes


                       LYNCH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except share amounts)

                                                                            Three Months              Nine months
                                                                         Ended September 30,      Ended September 30,
                                                                        ---------------------    -----------------------
                                                                           2000       1999           2000       1999
                                                                        ---------------------    -----------------------
SALES AND REVENUES ............................................   $    56,192    $    51,070    $   161,674    $   144,844
Costs and expenses:
    Manufacturing cost of sales ...............................        47,926         45,380        139,701        128,165
    Selling and administrative ................................         7,758          4,683         19,554         14,827
    Restructuring charge ......................................          --             --              527            450
                                                                   -----------    -----------   -----------     ----------
OPERATING PROFIT ..............................................           508          1,007          1,892          1,402
Other income (expense):
    Investment Income .........................................           335            565          1,296            572
    Interest expense ..........................................        (2,471)        (3,267)        (8,412)        (7,796)
                                                                   -----------    -----------   -----------    -----------
                                                                       (2,136)        (2,702)        (7,116)        (7,224)
                                                                   -----------    -----------   -----------    -----------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES,  MINORITY INTERESTS, DISCONTINUED
  OPERATIONS AND EXTRAORDINARY ITEM ...........................        (1,628)        (1,695)        (5,224)        (5,822)

Benefit  from income taxes ....................................           796            700          1,875          2,337
Minority interests ............................................         1,058            378          2,951          1,393
                                                                  -----------    -----------    -----------    -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
   DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEM .............           226           (617)          (398)        (2,092)

DISCONTINUED OPERATIONS:
  Income  (loss)  from  operations  of  Lynch  Interactive
   Corporation distributed to shareholders  (less income tax
   (provision) benefit of ($803) and $3,068 and minority
   interests of $147 and $578) ................................          --            1,024           --           (7,493)

   Loss from  discontinued  operations  of  industrial  tape
    segment  of Spinnaker  Industries (less  applicable  income
    tax benefit of $308 and minority interests of $558) .......          --             --             --             (572)

   Gain on sale of Spinnaker's Industrial Tape operations
    (less income tax provision of $9,495 and minority
    interest of $7,013) .......................................          --            7,431           --            7,431

EXTRAORDINARY ITEM
     Gain  on early extinguishment of debt (less income tax
      provision of $73, $2,612 and $73 minority interest of
      $60, $2,472 and $60) ....................................          --               54          2,245             54
                                                                  -----------    -----------    -----------    -----------
NET INCOME (LOSS) .............................................   $       226    $     7,892    $     1,847    ($    2,672)
                                                                  ===========    ===========    ===========    ===========
   Weighted average shares outstanding ........................     1,510,000      1,412,000      1,485,000      1,415,000
                                                                  ===========    ===========    ===========    ===========
Basic and diluted earnings per share:

   Income ( loss) from continuing operations ..................   $      0.15    ($     0.44)   ($     0.27)   ($     1.48)
    Income (loss) from Lynch Interactive Corporation ..........          --             0.73           --            (5.30)
    Income from Spinnaker Tape operations and sale ............          --             5.26           --             4.85
    Extraordinary item ........................................          --             0.04           1.51           0.04
                                                                  -----------    -----------    -----------    -----------
NET INCOME (LOSS) .............................................   $      0.15    $      5.59    $      1.24    ($     1.89)
                                                                  ===========    ===========    ===========    ===========
                        See accompanying notes




                       LYNCH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                                                    Nine months Ended
                                                                       September 30,
                                                                     2000         1999
                                                                  ----------   ----------
OPERATING ACTIVITIES:
Net income (loss) ............................................   $   1,847    ($  2,672)
Adjustment to reconcile net income (loss) to net cash
provided by operating activities of continuing operations:
     Loss from operations of Lynch Interactive Corporation ...        --          7,493
     Loss from operations of industrial tape segment .........        --            572
     Gain on sale of industrial tape segment .................        --         (7,431)
     Extraordinary item ......................................      (2,245)         (54)
     Depreciation and amortization ...........................       4,968        4,226
     Amortization of deferred financing charges ..............       1,168          630
     Deferred taxes ..........................................        (615)        (805)
     Minority interests ......................................        (480)      (1,393)
     Gain on sale of fixed assets ............................        --           (854)
     Changes in operating assets and liabilities:
        Receivables ..........................................     (12,274)         495
        Inventories ..........................................      (5,600)      (3,563)
        Accounts payable and accrued liabilities .............      15,318        3,091
        Other ................................................         208          418
                                                                 ---------    ---------
Cash provided by operating activities of
   continuing operations                                             2,295          153
                                                                 ---------    ---------
INVESTING ACTIVITIES:
Capital expenditures .........................................      (2,317)      (2,828)
Proceeds from sale of Spinnaker's industrial tape segment ....        --        104,450
Proceeds from sale of fixed assets ...........................        --          2,442
Other ........................................................          75         (737)
                                                                 ---------    ---------
Cash provided by (used in) investing activities
  of continuing operations ...................................      (2,242)     103,327
                                                                 ---------    ---------
FINANCING ACTIVITIES:
Change in notes payable ......................................       1,353      (39,026)
Repayment & buy back of long-term debt .......................     (53,986)      (5,100)
Deferred financing costs .....................................         (69)        (468)
Sale of common stock .........................................       3,000         (474)
Other ........................................................        (256)      (1,188)
                                                                 ---------    ---------
Cash (used in) financing activities of continuing operations
                                                                   (49,958)     (46,256)
                                                                 ---------    ---------
Net (decrease) increase in cash and cash equivalents .........     (49,905)      57,224
Cash provided by Lynch Interactive Corporation ...............        --         15,987
Cash provided by industrial tape segment .....................        --          4,310
                                                                 ---------    ---------
(Decrease) increase in cash and cash equivalents .............     (49,905)      77,521
Cash and cash equivalents at beginning of period including
   $56,026 of Restricted Cash at December 31, 1999 ...........      69,132        1,132
                                                                 ---------    ---------
Cash and cash equivalents at end of period ...................   $  19,227    $  78,653
                                                                 =========    =========

                           See accompanying notes


LYNCH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.     Subsidiaries of the Registrant

As of September 30, 2000, the Subsidiaries of the Registrant are as follows:

Subsidiary                                                                   Owned By Lynch
----------                                                                   --------------
Lynch Display Technologies, Inc. .......................................     100.0%
Lynch Systems, Inc. ....................................................      92.0%
     Lynch International Holding Corporation ...........................      92.0%
     Lynch-AMAV LLC ....................................................      69.0%
M-tron Industries, Inc. ................................................     100.0%
     M-tron Industries, Ltd. ...........................................     100.0%
     Spinnaker Industries, Inc. ........................................      47.6%(O)60.4%(V)
          Entoleter, Inc. ..............................................      47.6%(O)60.4%(V)
          Spinnaker Coating, Inc. ......................................      47.6%(O)60.4%(V)
                Spinnaker Coating-Maine, Inc. ..........................      47.6%(O)60.4%(V)
             Spinnaker Electrical Tape Company .........................      47.6%(0)60.4%(V)

Notes:(O)=Percentage of equity ownership; (V)=Percentage voting control

B.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

The accompanying unaudited condensed consolidated financial statements reflect the spin off of Lynch Interactive Corporation ("Interactive") from Lynch Corporation ("Lynch" or "Registrant") that occurred in the third quarter of 1999 (see Note D) and the sale of the industrial tape segment of Spinnaker Industries, Inc., that occurred in the third quarter of 1999 (see Note C).

C.       Discontinued Operations

In the third quarter of 1999, the Company's 48% owned subsidiary, Spinnaker Industries, Inc. sold its two industrial tape units, Central Products Company and Spinnaker Electrical, which comprised its industrial tape segment, to Intertape Polymer Group, Inc. ("Intertape"). The consideration for the sale was approximately $105 million and 300,000 five-year warrants to purchase shares of Intertape common stock at $29.50 each. Spinnaker recognized a gain on the transactions of $24 million before tax and the Registrant recognized a similar gain before income tax and minority interests. The agreement to sell Spinnaker Electrical was completed on July 30, 1999 and the agreement to sell Central Products was completed on August 10, 1999. As a result, the Company's industrial tape segment is being reported as a discontinued operation in the accompanying condensed consolidated financial statements. Accordingly, operating results of the industrial tape segment have been segregated from continuing operations and reported as a separate line item on the statements of operations. The industrial tape segment's net sales were $10.7 million and $69.5 million, respectively for the three and nine month periods ended September 30, 1999.

D.       Spin Off

On August 12, 1999, the Board of Directors approved a plan to distribute the stock of Lynch Interactive Corporation on a one for one basis to the shareholders of Lynch ("Spin Off"). Lynch completed the Spin Off on September 1, 1999 to stockholders of record on August 23, 1999. Pursuant to the Spin Off, each Lynch shareholder received one share of Interactive stock for each share of Lynch owned. Lynch had received a private letter ruling from the Internal Revenue Service that the Spin Off would be tax free to Lynch shareholders. Interactive is listed on the American Stock Exchange under the symbol "LIC".

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

Interactive's net sales for the three and nine month periods ended September 30, 1999 were $52.8 million and $155.8 million, respectively.

In the third quarter of 1999, Lynch acquired by merger all of the stock of Central Scott Telephone Company. This company became part of Interactive and was included in the Spin Off.

Interactive and Lynch have entered into certain agreements governing various ongoing relationships, including the provision of support services and a tax allocation agreement. The tax allocation agreement provides for the allocation of tax attributes to each company as if it had actually filed with the respective tax authority. At the Spin Off, the employees of the corporate office of Lynch became the employees of Interactive and Interactive began providing certain corporate management services to Lynch, which is charged a management fee for these services. This charge was $60,000 and $240,000 for the three and nine months ended September 30, 2000, respectively.

Net assets of approximately $23 million were distributed to Interactive at the Spin Off. Such amount was subsequently decreased in the fourth quarter of 1999 by $1.6 million to reflect a revision in the allocation of certain liabilities.

E.       Inventories

Inventories are stated at the lower of cost or market value. At September 30, 2000 and December 31, 1999, inventories were valued by three methods: last in, first-out (LIFO)- 26%; specific identification - 72%; and first in, first out
(FIFO) - 2%. At December 31, 1999, the percentages were 12%, 80%, and 8%, respectively.

                         (In Thousands)
                   September 30, December 31,
                       2000      1999
                     ---------------------
Raw materials .....   $10,265   $10,407
Work in process ...     3,507     2,114
Finished goods ....    23,508    19,159
                      -------   -------
  Total Inventories   $37,280   $31,680
                      =======   =======

F.       Indebtedness

Spinnaker Industries, Inc. maintains revolving lines of credit at its subsidiaries which total $40 million, of which $23.6 million was outstanding as of September 30, 2000 and had $5.8 million of available borrowings. These facilities were refinanced in conjunction with the sale of Central Products and Spinnaker Electrical.

In general, the credit facilities are secured by property, plant and equipment, inventory, receivables and common stock of certain subsidiaries and contain certain covenants restricting distributions to the Registrant.

                                                                             (In Thousands)
Long term debt consists of:                                             September 30,  December 31,
                                                                            2000           1999
                                                                         -------------------------
Spinnaker -  10.75% Senior Secured Note due 2006 .......................   $  51,135    $ 108,585

Spinnaker - 10% Subordinated Note with PIK interest and principal due on
January 31, 2002 .......................................................       7,000        7,000

Other ..................................................................       3,966        2,816
                                                                           ---------    ---------
                                                                              62,101      118,401
Current Maturities .....................................................      (3,237)      (1,636)
                                                                           ---------    ---------
                                                                           $  58,864    $ 116,765
                                                                           =========    =========

As of September 30, 2000,  proceeds from the sale of Central  Products (see Note
C) have been utilized in accordance with the terms of the Senior Secured Notes Indenture to either repay indebtedness or invest in the adhesive-backed paper business. For the nine months ended September 30, 2000 Spinnaker purchased $57.5 million (par value) of the outstanding Senior Notes on the open market at an average price of 83.1% reflecting a pre-tax gain of $7.5 million after the charge off of applicable deferred financing costs. The Registrant recognized a similar gain before income taxes and minority interest. There were no purchases in the third quarter.

The Senior Note purchases to date and capital expenditures in the business have fully utilized the Restricted Proceeds from the above referenced sale.

During the first nine months of 2000 the Company has guaranteed project specific credit facilities for Lynch Systems totaling approximately $8 million. At September 30, 2000 there was $1.7 million borrowed on these facilities and it is expected that these and any other amounts borrowed on these facilities in the future will be repaid in the first quarter of 2001.

G.     Earnings per share

Basic earnings per common share amounts are based on the average number of common shares outstanding during each period, excluding the dilutive effects of options, warrants, and convertible securities of which there were none.

H.       Segment Information

After the distribution to shareholders of the stock of Interactive, the Company is engaged in the manufacture of adhesive-backed label stock, frequency control devices and other manufacturing. The Company measures performance of its segments primarily by revenues, operating profit and EBITDA (operating profit before income taxes, depreciation, amortization and allocated corporate expenses). Except for Spinnaker (the adhesive-backed label stock business) using approximately $56.0 million of restricted cash to repurchase debt and for capital asset purchases, identifiable assets of each segment have not changed materially since December 31, 1999.

EBITDA for operating segments is equal to operating profit before interest, taxes, depreciation, and amortization. EBITDA is presented because it is a widely accepted financial indicator of value and ability to incur and service debt. EBITDA is not a substitute for operating income or cash flows from operating activities in accordance with generally accepted accounting principles.

Operating profit is equal to revenues less operating expenses, excluding interest, minority interests and income taxes. Prior to the Spin Off, Lynch allocated a portion of its general corporate expenses to its operating segments. Subsequent to the Spin Off, Interactive is providing certain corporate management services to the Registrant and charging a corporate overhead management fee while the Registrant still allocates a portion of its general corporate expenses to its operating segments.

In 1999, general corporate office expenses related to finance and administrative functions including public company compliance reporting, bank and investor relations, taxes and other than income taxes and holding company payroll, historically allocated and charged to the industrial tape segment were reversed and allocated back to continuing operations. These expenses were not considered to be directly attributable to discontinued operations.

On October 27, the Company announced that M-tron, our frequency control devices business had filed a registration statement with the Securities and Exchange Commission for a rights offering of shares of M-tron's common stock that would represent an approximate 13% interest in M-tron. Subject to the effectiveness of the registration statement, Lynch presently contemplates that it will distribute to its shareholders one right for each share of Lynch common stock owned on the record date to be established. One and one-half rights will permit the holder to purchase one share of M-tron stock for $5 per share. Nothing contained herein is intended to constitute an offer of M-tron's common stock.


                                                Three Months Ended       Nine months Ended
                                                  September 30,             September 30,
                                                ------------------       -----------------
                                                2000        1999         2000       1999
                                               ------      ------       ------     ------
Revenues:
  Adhesive-backed label stock .............   $  35,756    $  39,535    $ 113,374    $ 116,191
  Frequency control devices ...............      10,900        7,087       29,384       19,458
  Other Manufacturing .....................       9,536        4,448       18,916        9,195
                                              ---------    ---------    ---------    ---------
  Consolidated Total ......................   $  56,192    $  51,070    $ 161,674    $ 144,844
                                              ---------    ---------    ---------    ---------
EBITDA
  Adhesive-backed label stock .............   $     609    $   1,864    $   4,577    $   6,553
  Frequency control devices ...............       1,391          951        3,885        2,039
  Deferred incentive compensation-frequency
    frequency control devices .............        (420)        --           (420)        --
  Other manufacturing .....................       1,296          228        1,911         (831)
  Corporate manufacturing expenses ........        (313)        (223)      (1,454)      (1,061)
                                              ---------    ---------    ---------    ---------
  Total manufacturing .....................       2,563        2,820        8,499        6,700

  Corporate expenses ......................        (356)        (382)      (1,112)        (622)
  Restructuring charge - Spinnaker ........        --           --           (527)        (450)
                                              ---------    ---------    ---------    ---------
  Consolidated Total ......................   $   2,207    $   2,438    $   6,860    $   5,628
                                              ---------    ---------    ---------    ---------
Operating Profit
   Adhesive-backed label stock ............   $    (734)   $     916    $     682    $   3,562
   Frequency control devices ..............       1,214          668        3,373        1,510
   Deferred incentive compensation-
      frequency control devices ...........        (420)        --           (420)        --
   Other manufacturing ....................       1,161          151        1,510       (1,167)
   Corporate manufacturing expenses .......        (282)        (721)      (1,389)      (1,666)
                                              ---------    ---------    ---------    ---------
   Total manufacturing ....................         939        1,014        3,756        2,239

   Unallocated corporate expenses .........        (431)          (7)      (1,337)        (387)
   Restructuring charge - Spinnaker .......        --           --           (527)        (450)
                                              ---------    ---------    ---------    ---------
   Consolidated Total .....................   $     508    $   1,007    $   1,892    $   1,402
                                              =========    =========    =========    =========

Other profit or loss
   Investment income ......................         335          565        1,296          572
   Interest expense .......................      (2,471)      (3,267)      (8,412)      (7,796)
                                              ---------    ---------    ---------    ---------

Loss from continuing operations
   before taxes, minority interest
   and extraordinary items ................   $  (1,628)   $  (1,695)   $  (5,224)   $  (5,822)
                                              =========    =========    =========    =========


I.       Accounting and Reporting Policies

Securities and Exchange Commission's Staff Accounting Bulletin 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. The Registrant has assessed the impact that SAB 101 will have on its revenue recognition policy when it is adopted in the fourth quarter of 2000 and has determined that there is little, if any, exposure.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

Sales and Revenues

Revenues for the third quarter of 2000 increased by $5.1 million or 10%, to $56.2 million, from the third quarter of 1999. Revenues for the nine months ended September 30, 2000 increased by $16.8 million or 11.6% from the comparable 1999 period reflecting increased order flow.

Revenues from Spinnaker Industries, Inc.'s continuing operations fell by $4.5 million between the two quarters primarily due to an extremely competitive pricing environment resulting in lower average selling prices and volumes in Spinnaker's general purpose pressure-sensitive products. Additionally, as compared to the same period in 1999, lower sales are the result of a joint venture entered into to outsource the manufacturing and sales of non-pressure sensitive product lines in the fourth quarter of 1999. Offsetting these declines is the continued growth in sales of pressure sensitive sheet products, which increased by approximately $1.1 million from the corresponding 1999 period. Spinnaker's revenues for the nine months ended September 30, 2000 were $117.6 million, compared to $121.5 million in the corresponding 1999 period. The decrease in net sales for 2000 is attributed to entering into a joint venture to outsource the manufacturing and sales of non-pressure sensitive product lines in the fourth quarter of 1999 and lower sales volumes of general purpose pressure-sensitive products. Net sales were also impacted by lower prices from intense price competition in the general purpose and other pressure-sensitive product lines. Offsetting these declines were strong sales of pressure sensitive sheet products, in which volumes increased approximately 62% over the comparable 1999 period.

Revenues at M-tron increased by $3.8 million or 54%, to $10.9 million for the three month period due to increased demand from the telecommunications industry and increased sales of new products. Revenues at M-tron for the nine month period increased $9.9 million, or 51%, to $29.4 million due to the same factors. Lynch Systems' revenues for the third quarter increased by $5.8 million to $8.0 million reflecting increased orders and sales of glass press machines. Lynch Systems revenues for the nine month period increased $10.8 million to $14.7 million for the same reasons.

Operating profit for the third quarter 2000 of $.5 million decreased by $.5 million compared to the prior year. For the nine month period operating profit of $1.9 million increased by $.5 million compared to the 1999 period. Spinnaker's operating profit in the third quarter declined by $2.0 million due to lower volumes, and reduction in gross margins as a result of the lower pricing noted above. These factors also affected the nine month period for Spinnaker where there was an operating loss of $1.1 million compared to an operating profit of $1.8 million in 1999. The 1999 period included a $.9 million gain from the sale of operating assets. For the third quarter M-tron's operating profit increased by $.5 million to $1.2 million due to increased sales volume mentioned above. For the nine months, M-tron's operating profits increased by $1.8 million to $3.4 million due to strong order flow and increased sales volume. The current quarter and year-to-date results were before an accrual of $420,000 for deferred incentive compensation. No payment will be due under this arrangement in the event M-tron goes public, as presently contemplated, in which case this obligation will be eliminated. Lynch Systems had an operating profit of $1.0 million compared to an operating loss of $.7 million in the third quarter of 1999. For the nine month period Lynch Systems had an operating profit of $1.3 million compared to an operating loss of $2.0 million in the comparable period in 1999. This turnaround for both periods at Lynch Systems is principally due to increased activity on orders received in 1999 and earlier this year. The 2000 Operating profit also benefited as a result of better absorption of overhead.

Other Income (Expense), Net

Investment income decreased for the quarter as the utilization of restricted cash from the 1999 sale of Spinnaker's industrial tape units to buy back debt reduced the funds available for short term investment. Investment income increased for the nine months due to the net proceeds of the 1999 sale of Spinnaker's industrial tape units, which were invested in short term instruments during the periods until the debt repurchase mentioned above.

Interest expense was $2.5 million for the quarter and decreased by $.8 million, primarily due to the repuchase of Spinnaker's Senior Notes. During the nine-month period ended September 30, 2000, interest expense increased by $.6 million. This increases for the nine months was primarily due to allocations during the 1999 periods of a portion of the interest expense to the discontinued industrial tape units until the time of their sale.

Tax Provision

The income tax benefit includes federal, as well as state and local taxes. The tax benefit for the nine months ended September 30, 2000 and 1999, represents effective tax rates of 36% and 40%, respectively. The differences from the federal statutory rate are principally due to the effect of state income taxes, foreign income (loss) and amortization of non-deductible goodwill.

Minority Interest

Minority interests contribution to net income increased by $.7 million for the quarter and $1.6 million for the nine months, from the respective prior year periods of 1999 due to the increased net losses from continuing operations at Spinnaker for both periods and the increase in the minority interest percentage at this subsidiary.

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

Net Income/Loss

Net income for the three months ended September 30, 2000 was $226,000, or $.15 per share, as compared to a net income of $7.9 million, or $5.59 per share in the previous year's three month period. The absence of the income in the spun off operations of Interactive and the gain on the sale of the industrial tape segment at Spinnaker in 1999 were the primary reasons for this reduction in Net Income, although income from continuing operations improved.

Net income for the nine months ended September 30, 2000 was $1.8 million or $1.24 per share, as compared to a net loss of $2.7 million or $1.89 per share for the 1999 period. The absence of the losses in the discontinued operations, the gain on the early extinguishment of debt at Spinnaker and improved operating results from continuing operations, offset by the gain on sale of Spinnaker's industrial tape segment, were the primary reasons for this improvement.

Backlog/New Orders

Total backlog of manufactured products from continuing operations at September 30, 2000 was $44.7 million, which represents an increase of $9.4 million from the backlog of $35.3 million at December 31, 1999. Increased order receipt at M-tron accounted for the significant increase to the backlog at September 30, 2000.


FINANCIAL CONDITION
Liquidity/Capital Resources

As of September 30, 2000, the Company had current assets of $103.9 million and current liabilities of $74.7 million. Working capital was therefore $29.2 million as compared to $23.2 million at December 31, 1999. The increase is primarily due to improved operating results.

Capital expenditures for the nine months were $2.3 million in 2000 and $2.8 million in 1999. The Company plans to spend approximately $4.8 million on capital expenditures for the year and anticipates that it will have sufficient cash flow from operations and borrowing availability under various credit facilities at its subsidiaries to fund such capital expenditure plans.

At September 30, 2000, total debt was $86.6 million, which was $55.0 million less than the $141.6 million at the end of 1999. The reduction is primarily due to principal repayments and debt repurchases. Total debt at September 30, 2000 included $60.3 million of fixed interest rate debt, at an average cash interest rate of 10.6%, and $26.3 million of variable interest rate debt at an average interest rate of 9.2%. Additionally, the Company had unused lines of credit facilities of which the Spinnaker Credit Facility is the major portion. The Spinnaker Credit Facility is available to fund acquisitions and support periodic fluctuations in working capital. Credit availability under the Spinnaker Credit Facility is subject to certain variables, such as inventory and receivables eligible to be included in the borrowing base. The Company is charged an available credit fee of 0.375% per annum. Outstanding borrowings bear interest at variable rates related to the prime interest rate or LIBOR. At September 30, 2000, the combined effective interest rate was 9.2%. In conjunction with the industrial tape sale, the Spinnaker Credit Facility was refinanced and the aggregate facility was decreased from $60 million to $40 million. The Refinanced Credit Facility will expire December 31, 2001. As of November 1, 2000, aggregate availability under the Refinanced Spinnaker Credit Facility was approximately $28.2 million, of which approximately $23.6 million was outstanding. During the first nine months of 2000, the Company has guaranteed project specific credit facilities for Lynch Systems totaling approximately $8 million. At September 30, 2000, there was $1.7 million borrowed on these facilities and it is expected that these facilities will be repaid in the first quarter of 2001.

The Company does not at present have credit facilities at the parent company level. Management believes it has adequate working capital at this level to fund current operations for the foreseeable future.

Current debt outstanding at subsidiaries contains restrictions on the amount of readily available funds that can be transferred to Lynch Corporation.

Accounting and Reporting Policies

Securities and Exchange Commission's Staff Accounting Bulletin 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. The Registrant was assessed the impact that SAB will have on its revenue recognition policy when it is adopted in the fourth quarter of 2000 and has determined that there is little, if any, exposure.

MARKET RISK

The Company is exposed to market risk relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amounts of interest earned on the Company's cash equivalents and short-term investments (approximately $19.2 million at September 30, 2000). The Company generally finances the debt portion of the acquisition of long-term assets with fixed rate, long-term debt. The Company generally maintains the majority of its debt as fixed rate in nature by borrowing on a fixed long-term basis. The Company does not use derivative financial instruments for trading or speculative purposes. Management does not foresee any significant changes in the strategies used to manage interest rate risk in the near future, although the strategies may be reevaluated as market conditions dictate.

At September 30, 2000, approximately $26.3 million, or 30% of the Company's long-term debt and notes payable bears interest at variable rates. Accordingly, the Company's earnings and cash flows are affected by changes in interest rates. Assuming the current level of borrowings for variable rate debt and assuming a one percentage point change in the 2000 average interest rate under these borrowings, it is estimated that the Company's nine months 2000 interest expense would have changed by less than $.2 million. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

Included in this Management Discussion and Analysis of Financial Condition and Results of Operations are certain forward looking financial and other information, including without limitation matters relating to Spinnaker and Market Risk. It should be recognized that such information are projections, estimates or forecasts based on various assumptions, including without limitation, meeting its assumptions regarding expected operating performance and other matters specifically set forth, as well as the expected performance of the economy as it impacts the Registrant's businesses, government and regulatory actions and approvals, and tax consequences, and the risk factors and cautionary statements set forth in reports filed by Registrant and Spinnaker with the Securities and Exchange Commission. As a result, such information is subject to uncertainties, risks and inaccuracies, which could be material.


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

                  See "Market Risk" under Item 2 above.

PART II OTHER  INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits


     4(d) Referenced Credit Agreement among Spinnaker Coating,  Inc.,  Spinnaker
          Coating-Maine, Inc. and Entoleter, Inc. as Borrowers, Spinnaker Industries, Inc. as Guarantor, each of the financial institutions listed as Schedule 1 hereto and Transamerica Business Corporation, as Agent, dated August 9, 19999 and the First, Second and Third Amendments thereto (incorporated by reference to Exhibits 10.5, 10.6,
          10.7 and 10.8 to Spinnaker's Form 10-K for the year ended December 31,
          1999).

     4(d)(i) Fourth  Amendment to Referenced  Credit  Agreement  dated April 17,
          2000 (incorporated by reference to Exhibit 10.1 to Spinnaker's form 10-Q for the quarter ended March 31, 2000).

     4(d)(ii) Fifth Amendment to Referenced Credit Agreement dated September 30,
          2000 (incorporated by reference to Exhibit 10.1 to Spinnaker's Form 10-Q for the quarter ended September 30, 2000).

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

November 13, 2000