Form 10-K
period 2000-12-31
LYNCH CORP
filed 2001-04-02
CIK 61004

===============================================================================

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


For the fiscal year ended December 31, 2000      Commission file number 1-106
                          -----------------                             -----

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ---------------  To ---------------

                                LYNCH CORPORATION
                                -----------------
             (Exact name of Registrant as specified in its charter)

        Indiana                                               38-1799862
        -------                                               ----------

 State of other jurisdiction                                  (I.R.S. Employer
 Incorporation or organization                               Identification No.)

 401 Theodore Fremd Avenue, Rye, NY                                 10580
 ----------------------------------                                 -----
 (Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code (914) 921-7601
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                                   Name of each exchange
  -------------------                                   On which registered
Common Stock, No Par Value                              ---------------------
                                                        American Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S - K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant (based upon tye closing price of the Registrant's Common Stock on the American Stock Exchange on March 15, 2001 of $30 per share) was $31,682,460. (In determining this figure, the Registrant has assumed that all of the Registrant's directors and officers are affiliates. This assumption shall not be deemed conclusive for any other purpose.)

The number of outstanding shares of the Registrant's Common Stock was 1,510,183 as of March 15, 2001.

===============================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III: Certain portions of Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders.

FORWARD LOOKING INFORMATION

This Form 10-K contains certain forward looking information, including, without limitation, the exploring of options with respect to Spinnaker (Item 1.A); strategic alternatives involving Entoleter (Item 1.A); Item 1.B a possible rights offering and "M-tron Objectives"; Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," including without limitation Liquidity and Capital Resources and Market Risk; and, Notes to
Financial Statements (Item 14(a) below). It should be recognized that such information contains estimates or forecasts based upon various assumptions, including the matters referred to therein and the cautionary statements and risk factors in documents filed by Spinnaker and M-tron with the Securities and Exchange Commission, as well as meeting the Registrant's internal performance assumptions regarding expected operating performance and the expected performance of the economy and financial markets as it impacts Registrant's businesses. As a result, such information is subject to uncertainties, risks and inaccuracies, which could be material.

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

A.  Spinnaker Industries, Inc. ("Spinnaker")

Spinnaker's Common Stock (1/10 vote per share) and Class A Common Stock (1 vote per share) are listed on the American Stock Exchange under the symbols "SKK" and "SKK.A.", respectively. At March 1, 2001, Registrant owned 1,237,203 shares of
Spinnaker Common Stock, approximately 33% of the outstanding, and 2,259,063 shares of Class A Common Stock, approximately 63% of the outstanding. On a combined basis, Registrant owns approximately 47.6% of the common equity and has a 60.4% voting interest.

Spinnaker is a manufacturer and marketer of adhesive-backed material, primarily for the pressure sensitive label stock market. Spinnaker has three 100% owned subsidiaries: Spinnaker Coating, Inc., ("Spinnaker Ohio") acquired in 1994, Spinnaker Coating-Maine, Inc. ("Spinnaker Maine"), acquired in 1998; and Entoleter, Inc. ("Entoleter"), which Spinnaker owned prior to its acquisition by the Company in 1987. In 1996, Spinnaker acquired the remaining 19.9% of the outstanding stock of Spinnaker Ohio (plus management stock options), which were owned primarily by the management of Spinnaker Ohio, Boyle Fleming & Co., Inc. and Registrant, for an immediate payment and a contingent payment made in 2000. Spinnaker Ohio, which was founded in 1928 and was formerly called Brown-Bridge Industries, Inc., and Spinnaker Maine (which are collectively referred to herein as "Spinnaker Coating") are in the adhesive-backed label stock industry.

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

Spinnaker's adhesive-backed label stock business is conducted through Spinnaker Coating. With the acquisition of the Spinnaker Maine assets from S.D. Warren Company ("Warren") in March 1998, Spinnaker Coating broadened its product offerings and further established itself as a major manufacturer of adhesive-backed label stock in the United States. Spinnaker Ohio primarily manufactures custom, low-volume, pressure sensitive products used for specialty applications, whereas Spinnaker Maine manufactures standard, high volume, pressure sensitive products. As a result, Spinnaker Coating offers a full line of more than 2,000 variations of adhesive-backed label stock that it sells in roll and sheet form to over 1,000 printers, paper merchants, industrial users and major forms manufacturers and distributors. Customers convert its label stock into labels used for a broad range of end use applications, including bar-coding, mailing and shipping, packaging for pharmaceutical, food and other consumer products, office identification and business forms, postage stamps, decorative labels and other specialty industrial uses. Spinnaker Coating is the largest supplier of pressure sensitive postage stamp stock for ultimate use by the United States Postal Service. In 1995 and again in March 1998, Spinnaker Coating was selected to supply exclusively U.S. Paper Corporation of America and the U.S. Bureau of Engraving and Printing the label stock for pressure-sensitive postage stamps. The March 1998 contract, a five-year supply contract, is valued at approximately $75 million.

The Spinnaker Maine assets were acquired from Warren for an aggregate purchase price of approximately $51.8 million plus the assumption of certain liabilities (excluding substantially all trade payables). The purchase price was paid by the issuance of a subordinated convertible note (the "Note") to Warren, in the original principal amount of $7.0 million, and the remainder with funds available under Spinnaker's asset-backed working capital revolving credit.

Spinnaker also manufactures and markets industrial process equipment and air pollution control scrubbers through Entoleter. Spinnaker is exploring strategic alternatives with respect to Entoleter to improve shareholder value, including a possible split off. There is no assurance that such a transaction will be effected, or if effected, would be successful.

Adhesive-backed Label Stock

Spinnaker Coating develops, manufactures and markets adhesive-backed label stock that is converted by printers and industrial users into products that are utilized for marking, identifying, labeling and decorating applications and products. Spinnaker Coating's products are offered in two primary adhesive categories: pressure sensitive and water sensitive. Pressure sensitive products constituted approximately 97% of Spinnaker's net sales of adhesive-backed label stock products in 2000. To better concentrate on Coating's strengths and market niche, a decision was made by Spinnaker's management to reorganize and realign the business in the fourth quarter of 2000 and going forward in 2001. The restructuring involves the elimination of non-pressure sensitive product lines, outsourcing of non-core manufacturing processes and termination of seven salaried employees, primarily senior management. During 2000, Spinnaker sold the assets that had been previously used to manufacture heat sensitive products.

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


Water Sensitive. Water sensitive products, which are activated by the application of water, include a broad range of paper and cloth materials, coated with a variety of adhesives. The adhesive coated products are sold in roll or sheet form for further conversion to postage and promotional stamps, container labels, inventory control labels, shipping labels and splicing, binding and stripping tapes. The water sensitive line is sold under the trade name Pancake(R) and consists of three product groups: dry process, conventional gummed and industrial. Dry process is sold primarily for label and business form uses. Conventional gum products serve many of the same end uses for hand-applied labels as dry process stock. A major portion of these products is sold for government postage and promotional stamp uses. Industrial products are sold in several niche markets, such as electrical and other specialty markets. During 1999, Spinnaker entered into an alliance with Ivex Packaging Corporation under which Spinnaker assumed responsibility for the sales and marketing of Ivex's dry gum products and Ivex agreed to accept orders for, and to manufacture, Spinnaker's dry gum and water activated products. As compensation, Spinnaker receives a commission on all such sales.

Marketing and Customers

Spinnaker Coating markets its broad range of products to a variety of customers. Its marketing strategy focuses not only on products but also customer service and specific customer applications. Spinnaker has conducted business with its top 10 customers for approximately 20 years on average. During 2000, one customer, U.S. Paper Corporation of America, accounted for approximately 13.1% of Spinnaker's net sales.

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

Manufacturing and Raw Materials

Spinnaker Coating manufactures its adhesive-backed label stock products at two plants in Troy, Ohio and the facility in Westbrook, Maine acquired in 1998. Spinnaker has made approximately $17 million in capital expenditures at the Ohio facilities over the last five years, including $4 million for the addition of a new production line for silicone coating. During 1996, before the addition of the new production line, Spinnaker Coating outsourced a portion of its silicone liner requirements.

Raw materials are the most significant cost component in Spinnaker Coating's production process. The material component accounts for approximately 65-75% of the total cost of its products, with the most important raw materials being paper (gumming kraft and face stock), adhesive materials, fiberglass, and polypropylene resin. These materials are currently readily available and are procured from numerous suppliers. The cost of Spinnaker's principal raw materials have generally remained stable or increased over recent years. Historically, the increases in raw material costs for Spinnaker's products have not materially impacted Spinnaker's gross margin. The future impact of a change in raw material costs on Spinnaker's profitability is based in part on pricing by Spinnaker's competitors. Although historically changes in Spinnaker's raw material costs have not materially impacted Spinnaker's gross margin, Spinnaker cannot be assured that future raw material cost increases can be passed through to its customers or that such cost increases will not negatively impact Spinnaker's gross margin.

See Item 2 below for a description of manufacturing and distribution facilities.

Competition

The adhesive-backed label stock industry is fragmented and highly competitive. Spinnaker Coating competes with several national manufacturers, including the Fasson unit of Avery Dennison and the MACtac unit of Bemis Company, Inc., as well as a number of importers and smaller regional manufacturers. As a result of the competitive environment in the markets in which Spinnaker Coating operates, the company faces (and will continue to face) pricing pressure on its products. As a result of such pricing pressure, Spinnaker Coating has experienced, and may in the future, experience reductions in the profit margins on its sales, or has and may be unable to pass future raw material price increases to its customers (which would also reduce profit margins).

Backlog

Spinnaker Coating's label stock backlog believed to be firm was $8.4 million at December 31, 2000, as compared to $9.1 million at December 31, 1999.

Industrial Process Equipment Business

Through Entoleter, Spinnaker engineers, manufactures and markets a line of industrial process equipment and a line of air pollution control equipment.
Entoleter's net sales consist entirely of sales to commercial and industrial customers. Entoleter's sales were $5.6 million in 2000 compared to $7.0 million in 1999.

General

Environmental Regulations

Spinnaker's operations are subject to environmental laws and regulations governing emissions to the air, discharges to waterways, and generation, handling, storage, transportation, treatment and disposal of waste materials. Spinnaker is also subject to other federal and state laws and regulations regarding health and safety matters. Environmental laws and regulations are constantly evolving and it is impossible to predict the effect that these laws and regulations will have on Spinnaker in the future. While Spinnaker believes it is currently in substantial compliance with all such environmental laws and regulations, there can be no assurance that it will at all times be in complete compliance with all such requirements. In addition, although Spinnaker believes that any noncompliance is unlikely to have a material adverse affect on Spinnaker, it is possible. Spinnaker has made, and expects to continue to make, capital expenditures to comply with environmental requirements. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from Spinnaker's properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of Spinnaker's properties, Spinnaker may be held liable and the amount of such liability could be material.

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

International Sales

Spinnaker's international sales were $20.1 million, $17.5 million and $16.9 million in 2000, 1999 and 1998, respectively. Of the $20.1 million in 2000 international sales, approximately 91% were represented by exports of Spinnaker Coating. The substantial majority of these sales were to Canadian customers and, consequently, Spinnaker believes that the risks commonly associated with doing business in international countries are minimal. The profitability of international sales is substantially equivalent to that of domestic sales. Because international sales are transacted in United States dollars, payments in many cases are secured by irrevocable letters of credit.

Employees

As of December 31, 2000, Spinnaker employed 435 persons, of whom 400 were Spinnaker Coating employees and 35 were Entoleter employees. Spinnaker Coating's Troy, Ohio plants have begun negotiating a collective bargaining agreement with the Paper, Allied Industrial, Chemical and Energy Workers International Union, AFL-CIO ("PACE") in February 2001. This agreement will cover approximately 174 hourly employees. Spinnaker Coating's Westbrook, Maine facility has a labor agreement with PACE covering approximately 71 employees, which expires in 2002. Entoleter's approximately 16 hourly production employees are members of the United Electrical, Radio and Machine Workers of America Union. The current collective bargaining agreement expires in 2002. Spinnaker believes that its relations with its employees are good; however, there can be no assurance that Spinnaker will not experience work stoppages or slowdowns in the future.

Additional Information

For further information on Spinnaker, reference is made to its Form 10-K and other filings with the Securities and Exchange Commission.

B.    M-tron Industries, Inc. ("M-tron")

Registrant currently owns all of the stock of M-tron. M-tron has filed a registration statement with the Securities and Exchange Commission with respect to a rights offering to Registrant's shareholders of up to 1,000,000 shares of its Class A Common Stock at $5 per share. That offering has been delayed until market conditions are more favorable, and the Company will continue to evaluate the situation. Assuming completion of the rights offering and the sale of the entire 1,000,000 shares, Registrant would own no shares of Class A Common Stock and 6,500,000 shares of Class B Common Stock, which would constitute approximately 87% of the Common equity and, approximately 97% of the voting power of M-tron. There is no assurance that the rights offering will be completed. The Class A and Class B Common Stock are identical except for voting rights. In January 2000, Robert R. Zylstra joined M-tron as its new President and Chief Executive Officer replacing Martin J. Kiousis who retired.

Overview

M-tron is a designer, manufacturer and marketer of custom designed electronic components that are used primarily to control the frequency or timing of electronic signals in communications equipment. Its devices, which are commonly called frequency control devices, crystals or oscillators, support fixed and mobile wireless, copper wire, coaxial cable and fiber optic systems. It sells its products to communications original equipment manufacturers, contract manufacturers and to distributors.

M-tron's products are quartz crystal based frequency control devices consisting of packaged quartz crystals and oscillators incorporating those crystals. Its products enable communications equipment manufacturers and communications service providers to meet the increasing demands of their customers because they produce an electrical signal that is:

o accurate - the frequency of the signal does not change significantly over a period of time;

o stable - the frequency of the signal does not vary significantly when our product is subjected to a range of operating temperatures; and

o has low electronic noise - the signal does not add interfering signals that can degrade the performance of the communications system.

In addition, M-tron sells crystals and oscillators which are used outside the communications industry. These frequency control devices are used in microprocessor and computer applications. It expects this portion of its business to decline over time as M-tron increases its emphasis on the growing communications market.

M-tron has over 35 years of experience designing, manufacturing and marketing crystal based frequency control products. Its customers rely on the skills of M-tron's engineering and design team to help them solve frequency control problems during all phases of their product's life cycles, including product design, prototyping, manufacturing and subsequent product improvements.

M-tron Objectives

M-tron's objective is to build on the strength of its core expertise in packaged quartz crystal and oscillator technologies to become the supplier of choice to original equipment manufacturers who supply infrastructure equipment to the communications industry.

M-tron intends to increase its investment in technical resources, including design and engineering personnel to enable it to provide a higher level of design and engineering support to its customers. It believes that increasing its technical participation with its original equipment manufacturers customers in the early stages of their design process will lead to its frequency control devices being designed into their products more regularly.

To increase capacity, M-tron has committed to expand its manufacturing capacity at its main facility in South Dakota. It intends to increase the use of its offshore contract manufacturers who have recently committed to adding capacity on its behalf. In addition, M-tron's long term objective is to reduce the time it takes to manufacture its products which will result in further increases in its manufacturing capacity. To that end, it has dedicated additional resources to evaluating its manufacturing processes and to identifying and implementing process improvements.

M-tron believes that it can significantly enhance its business opportunities by acquiring technology, product portfolios and/or customer base. Some of these may offer immediate sales opportunities while other may meet longer term objectives. It plans to pursue these opportunities by making strategic acquisitions or by acquiring or licensing technology.

M-tron intends to design, manufacture and sell devices that control higher frequencies or greater precision than its current products. These devices will serve applications within the communications industry for which it does not currently provide products. It intends to achieve this through a combination of increased research and development and strategic acquisitions, if they are appropriate

There is no assurance that M-tron can achieve these objectives.

Products

M-tron's products are high quality,  reliable,  technically  advanced  frequency
control   devices,   including   packaged   quartz   crystals  and   oscillators
incorporating those crystals.

M-tron designs and produces a range of packaged quartz crystals and quartz crystal based oscillators. There are a variety of features in its product family. The Packaged Crystal is a single crystal in a hermetically sealed package and is used by electronic equipment manufacturers, along with their own electronic circuitry, to build oscillators for frequency control in their electronic devices. The Clock Oscillator is the simplest of its oscillators. It is a self-contained package with a crystal and electronic circuitry that is used as a subsystem by electronic equipment manufacturers to provide frequency control for their devices. The Voltage Controlled Crystal Oscillator (VCXO) is a variable frequency oscillator whose frequency can be changed by varying the control voltage to the oscillator. The Temperature Compensated Crystal Oscillator (TCXO) is an oscillator designed for use over a range of temperatures. The Digitally Compensated Crystal Oscillator (DCXO) is a temperature compensated oscillator in which the compensation electronics are digital and offer greater frequency stability than the TCXO over a range of temperatures. This variety of features in M-tron's product family offers the designers at electronic equipment manufacturers a range of options as they create the needed performance in their products.

Currently, M-tron's oscillator products operate at frequencies ranging from 32 kilohertz to 160 megahertz which constitute most of the frequencies that are now used in communications equipment. However, many of its products, through amplification or other means, are ultimately incorporated into those products that operate at frequencies in excess of 160 megahertz. The prices for its products range from $0.09 for basic packaged crystals to $98.18 for highly accurate temperature compensated crystal oscillators.

M-tron's products are employed in numerous applications within the communications industry, including computer and telephone network switches,
modems,      wireless      transmitters/receivers,       multiplexers,      data
recovery/regeneration devices, repeaters, data transceivers, line interface devices and base station controllers. Its products are incorporated into end products that serve all elements of the communications industry.

The crystals and oscillators M-tron sells for use in non-communications applications are used in industrial applications such as security systems, metering systems and industrial control systems as well as in various computer peripheral equipment such as printers, modems, monitors, video cards and sound cards. These non-communications applications do not require the quality and reliability demanded by manufacturers of communications equipment.

Research and Development

At December 31, 2000, M-tron employed 11 engineers and technicians in South Dakota who devoted most of their time to research and development. M-tron intends to significantly increase the number of engineers and technicians who perform research and development in 2001. Its research and development expense was approximately $994,000 in 2000, $856,000 in 1999, and $673,000 in 1998.
M-tron intends to increase spending on research and development during 2001.

Customers

M-tron markets and sells its frequency control devices primarily to:

o    original equipment manufacturers of communications equipment;

o    contract manufacturers for original equipment manufacturers; and

o distributors who sell to original equipment manufacturers and contract manufacturers.

In 2000, Alcatel accounted for approximately 11% of M-tron's net sales, compared to 12.4% in 1999. No other customer accounted for more than 10% of its 2000 or 1999 revenues. Sales to its ten largest customers accounted for approximately 60% of net sales for 2000, 1999 and 1998.

International Sales

M-tron's international sales represented approximately 48%, 43% and 36% of its net sales for 2000, 1999 and 1998, respectively. In 2000, this consisted of approximately 22% from customers in Canada, 12% from customers in Asia, 5% from customers in Western Europe, 5% from customers in Mexico and 3% from other international customers. M-tron is increasing its international sales efforts by adding distributors and manufacturers' representatives in Western Europe and Asia.

Backlog

M-tron had backlog order of approximately $12.4 million at December 31, 2000 compared with approximately $6.9 million at December 31, 1999. It includes as backlog those orders which are subject to specific production release orders under written contracts, verbal and written orders from distributors with which it has had long-standing relationships, as well as written purchase orders from sales representatives. Its customers may cancel or defer orders without significant penalty.

For the nine months ended September 30, 2000 and the three months ended December 31, 2000 M-tron received new orders, net of permitted cancellations, of approximately $4.0 million per month and $3.0 million per month, respectively. Monthly new orders for the first two months of 2001 were substantially lower than the average monthly orders for the last three months of 2000. If new orders continue at that recent rate, M-tron will be adversely affected.

Competition

Frequency control devices are sold in a highly competitive industry. There are numerous domestic and international manufacturers who are capable of providing custom designed quartz crystals and oscillator modules comparable in quality and performance to its products. Competitors include Vectron International (a division of Dover Corporation), CTS Corporation and Saronix. Some of M-tron's competitors currently offer products that use technologies that it does not use and that operate at frequencies ranging up to 622 megahertz. These frequencies are increasingly being used in communications equipment. M-tron does not operate in the same markets as high volume manufacturers of standard products; rather it focuses on manufacturing lower volumes of custom designed frequency control devices. Many of its competitors and potential competitors have substantially greater financial, engineering, manufacturing and marketing resources than it does. M-tron seeks to manufacture custom designed, high performance crystals and oscillators, which it believes it can sell competitively based upon performance, quality, order response time and a high level of engineering support.

Manufacturing

M-tron has one manufacturing facility in Yankton, South Dakota, and has long-term relationships with two contract manufacturers in Asia. M-tron maintains a rigorous quality control system and is an ISO 9001 qualified manufacturer.

In 1990, M-tron established a working relationship with a contract manufacturer located in South Korea, and in 1994, it established a working relationship with a contract manufacturer located in the People's Republic of China. While it does not have written long term agreements with them, it believes that it is the largest customer for each of these contract suppliers and, as such, believes that from time to time it received preferential treatment on production scheduling matters.

M-tron attempts to utilize standard parts and components that are available from multiple vendors located in the United States or internationally; however, some components used in its products are available from only a limited number of sources.

Intellectual Property

M-tron believes that its technological position depends primarily on the technical competence and creative ability of its engineering and technical staff in areas of product design and manufacturing processes as well as proprietary know how and information. To the best of its knowledge, M-tron is not infringing on the intellectual property rights of others. However, intellectual property rights are uncertain and involve complex legal and factual questions. It is possible that it may unknowingly be infringing on the intellectual property rights of others.

Employees

As of December 31, 2000, M-tron employed 295 people. It also employs independent contractors and temporary employees. None of its employees is represented by a labor union and it considers its employee relations to be good.

C.    Lynch Systems, Inc.

Lynch Systems, Inc. ("LS"), a 100% owned subsidiary of Registrant, designs, develops, manufactures and markets a broad range of manufacturing equipment for the electronic display and consumer glass industries. LS also produces replacement parts for various types of packaging and glass container-making machines which LS does not manufacture.

At year-end 1998, LS, through a subsidiary, entered into a joint venture, Lynch-AMAV LLC, with AMAV GmbH of Germany to develop and manufacture glass manufacturing equipment for the tableware industry. LS has a 75% interest in the joint venture. The joint venture designs and develops feeders, shears and presses, most of which are manufactured for the joint venture by LS. LS believes that this joint venture has expanded LS's glass tableware equipment business, particularly in Europe. In 2000, Lynch-AMAV had revenues of approximately $.6 million.

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

During 1999, LS, including Lynch-AMAV, rebuilt TV and consumer glass press machines for customers, as well as selling feeders, shears and spare parts. However, LS did not deliver any large TV glass press machines in either 1999 or 1998, although it obtained an order for four large glass press machines in the second half of 1999. These four large machines were delivered in 2000 with a selling price of approximately $14 million.

At December 31, 2000, LS had orders for $16.2 million for large TV glass press machines as well as for glass press machines, feeders, shears and spare parts for the tableware market, all of which are scheduled to be delivered in 2001. During the first quarter of 2001, LS has obtained a $1.7 million contract for a large TV glass press and is in negotiations to obtain other orders for large TV glass presses; however, there can be no assurance that LS will obtain any other orders. LS believes that in the worldwide pressware market it is the largest supplier to glass companies that do not manufacture their own pressware machines. Competitors include various companies in Italy, Japan, Korea, Germany and elsewhere. While several of the largest domestic and international producers of glass pressware frequently build their own glass-forming machines and produce spare parts in-house, nearly all pressware producers have made purchases of machines and/or spare parts from LS.

International Sales. During 2000, approximately 80% of LS's sales were made to international customers as compared to approximately 75% in 1999. The profitability of international sales is approximately equivalent to that of domestic sales. Because many international orders require partial advance deposits, with the balance often secured by irrevocable letters of credit from banks in the foreign country, the Registrant believes that some of the credit risks commonly associated with doing business in international markets are minimized. The Registrant avoids currency exchange risk by transacting most international sales in United States dollars. The East Asian financial crisis had a very substantial adverse impact on LS in 1998 and 1999, particularly on its large TV press business, although it did receive an order for 4 large TV press machines in the fall of 1999. In 2000, LS received orders for 4 large TV press machines.

Backlog. LS had an order backlog of approximately $13.5 million at December 31, 2000, compared with approximately $19.4 million at December 31, 1999. LS includes as backlog those orders which are subject to written contract, written purchase orders and telephone orders from long standing customers who maintain satisfactory credit ratings. In 1998, LS received $2.4 million in connection with the cancellation of a $16 million order for large TV glass presses and parts, which amount can be used by the customer as a credit for future orders. The $2.4 million amount is not included in backlog.

Raw Materials.
- -------------

Raw materials are generally available to LS in adequate supply from a number of suppliers.


Employees.
- ---------

Lynch Systems employs approximately 85 employees at its Bainbridge, Georgia facility, none of whom belong to a union.


IV.   OTHER INFORMATION

While the Registrant holds licenses and patents of various types, Registrant does not believe they are critical to its overall operations.

The Registrant conducts product development activities with respect to each of its major lines of business. Currently, such activities are directed principally toward the improvement of existing products, the development of new products and/or diversification. The cost of such activities (excluding costs associated with Spinnaker's tape division, which was sold in 1999), which have been funded entirely by the Registrant, amounted to approximately $609,000 in 2000, $571,000 in 1999 and $1,030,000 in 1998.

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

There were no customers in 2000 or 1999 that represent 10% or more of consolidated revenues. The Registrant does not believe that it is dependent on any single customer.

Additional information with respect to each of the Registrant's lines of business is included in Note 15 to the Consolidated Financial Statements included as Item 14(a) below.

V.   EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G (3) of Form 10-K, the following list of executive officers of the Registrant is included in Part I of this Annual Report on Form 10-K in lieu of being included in the Proxy Statement for the 2000 Annual Meeting of Shareholders. Such list sets forth the names and ages of all executive officers of Registrant indicating all positions and offices with the Registrant held by each such person and each such person's principal occupations or employment during the past five years.


             Name                                  Offices and Positions Held                         Age

Mario J. Gabelli                 Chairman   (since   1986)   and   Chief    Executive    Officer      58
                                 (1986-January  2000);  Chairman and Chief Executive  Officer of
                                 Lynch Interactive  Corporation (since September 1999); Chairman and Chief  Executive  Officer  (since  March  1980) of  Gabelli
                                 Funds,  Inc., a private company which makes investments for its own  account;  and  Chairman  and Chief  Executive  Officer  of
                                 Gabelli  Asset  Management  Inc.  (since  2000),  a NYSE listed holding company for subsidiaries  engaged in various aspects of the securities business.


Anthony J. Castor, III           Vice  Chairman  (since  February  2000);  President  and  Chief      49
                                 Executive  Officer of  Spinnaker  (February  2001 to  present);
                                 President  and Chief  Executive  Officer of The  Morgan  Group,
                                 Inc., a subsidiary of Lynch  Interactive  Corporation  (January
                                 2000 to  present);  President  and Chief  Executive  Officer of
                                 Precision   Industrial   Corporation   (197-1999)  and  Hayward
                                 Industries, Inc. (1993-1997).


Louis A. Guzzetti, Jr.           President and Chief  Executive  Officer  (since  January 2000);      62
                                 President and Chief Executive  Officer of Envirosource,  Inc. a
                                 NASDAQ listed  company  (1986-2000).  Effective  April 1, 2001, he will cease to be an officer  and  employee of Lynch and will
                                 become  an  employee  of  Spinnaker   Industries,   Inc.  while
                                 remaining a director of Registrant.

George E. Fuehrer                Vice  President-Business   Development  (since  January  2000);      52
                                 Senior Vice  President  of Planning  and  Business  Development
                                 (1997-2000) and  President/Executive  Vice President of Imsamet
                                 Division  (1994-1997) of Envirosource,  Inc.).  Effective April
                                 1, 2001,  will cease to be an officer and employee of Lynch and will become an employee of Spinnaker Industries, Inc.

Roger J. Dexter                  Controller  and Chief  Financial  Officer  (since  March 2000);      57
                                 Financial  Consultant  (1995-2000),   including  consulting  to
                                 Registrant,  Lynch  Interactive  Corporation and Gabelli Funds,
                                 Inc.


The executive officers of the Registrant are elected annually by the Board of Directors at its organizational meeting in May and hold office until the organizational meeting in the next year and until their respective successors are chosen and qualified.

ITEM 2. PROPERTIES

Registrant   and  Lynch   Interactive   Corporation   share   space   containing
approximately [5,000] square feet in Rye, New York, for use as executive offices.

During 2000 Spinnaker moved its corporate headquarters from Dallas, Texas to Troy, Ohio, where it has major facilities.

Spinnaker Coating owns two manufacturing facilities, Plant One and Plant Two, in Troy, Ohio. Plant One is a 200,000 square foot complex and Plant Two is a 98,000 square foot facility. Spinnaker Coating also leases a 58,000 square foot facility in Troy, Ohio, on a month to month basis. The facilities house manufacturing, administrative and shipping operations.

In connection with Spinnaker Coating's acquisition of the Spinnaker Maine assets from S.D. Warren in March 1998, the parties entered into a site lease, which provides for Warren's lease of a portion of its Westbrook, Maine facility to Spinnaker. Such lease is for a term of 99 years, provides for nominal rent of $1.00 per year, with an option to purchase for $1.00. The facility contains approximately 151,000 square feet. Spinnaker Coating also leases a 15,000 square foot facility (expiring April 2004) in Westbrook. Spinnaker's plants are subject to security interests relating to its indebtedness.

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

M-tron's operations are housed in two separate facilities in Yankton, South Dakota. These facilities contain approximately 51,000 square feet in the aggregate. One facility owned by M-tron contains approximately 35,000 square feet and is situated on approximately 5 acres of land. This land and building are subject to a mortgage executed in support of a bank loan. The other Yankton facility containing approximately 16,000 square feet is leased, which lease expires on September 30, 2003, with options to extend the lease to 2006.

During 2000 and 1999, Registrant's manufacturing facilities operated in the aggregate at a relatively high level of capacity utilization.

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

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

The Common Stock of Lynch Corporation is traded on the American Stock Exchange under the symbol "LGL." The market price highs and lows in consolidated trading of the Common Stock during the two years ended December 31, 2000 and 1999 are as follows:

                                          Three Months Ended
2000                               March 31       June 30    September 30  December 31
- ----                               --------       -------    ------------  -----------
High .......................         33 1/2       32 7/8      51           50
Low ........................         25 1/4       25 1/2      31 7/8       43


1999                               March 31      June 30       September 30      December 31
- ----                               --------      -------      ------------       -----------
High ......................        85 1/2        84            87     34 1/4     26 1/2
Low .......................        70 1/2        69            78     26 1/8     18 7/8


At March 15, 2001, the Company had 865 shareholders of record.

On September 1, 1999, the Company spun off the shares of Lynch Interactive Corporation to its shareholders. As a result, stock prices before and after that date are not comparable. The high and low sales prices of Lynch Interactive from September 1, 1999 to December 31, 1999, were $120 and $42, respectively, and the closing price at December 31, 1999, was $99 7/8.


The Board of Directors has adopted a policy of not paying cash dividends, a policy which is reviewed annually. This policy takes into account the long term growth objectives of the Company, especially its acquisition program, shareholders' desire for capital appreciation of their holdings and the current tax law disincentives for corporate dividend distributions. Accordingly, no cash dividends have been paid since January 30, 1989 and none are expected to be paid in 2001.

ITEM 6. SELECTED FINANCIAL DATA

                                           LYNCH CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED SELECTED FINANCIAL DATA
               (Adjusted to Reflect Discontinued Operations and Spin Off of Lynch Interactive Corporation)
                                        (In thousands, except per share amounts)

                                                                        Year Ended December 31 (a)
                                                       2000           1999         1998          1997         1996
                                                       ---------------------------------------------------------------

Revenues ...........................................   $ 219,196    $ 194,222    $ 187,644    $ 153,735    $ 166,976
Operating profit (loss) (b) ........................      (4,977)          85        4,074        6,730        8,473
Net financial activities ...........................     (12,751)      (9,528)      (8,392)      (4,884)      (5,166)
Gain on sale of subsidiary stock
 and other operating Assets ........................        --           --          2,090          (91)       5,072
                                                       ---------    ---------    ---------    ---------    ---------
Income  (loss)  from  continuing
  operations  bminorityncome  taxes,
  interests, discontinued operations and
  extraordinary items ..............................     (17,728)      (9,443)      (2,228)       1,755        8,379
(Provision) benefit for income taxes ...............       2,793        2,544        1,408         (301)      (3,571)
Minority interests .................................       9,252        2,647        1,107         (121)        (119)
                                                       ---------    ---------    ---------    ---------    ---------
Income(loss) from continuing operations before
  discontinued operations and extraordinary items ..      (5,683)      (4,252)         287        1,333        4,689
Operations of Lynch Interactive Corporation (f) ....        --         (7,493)       4,929       (3,349)        (818)
Discontinued operations (c) ........................        --           (572)      (1,859)        (862)         173
                                                       ---------    ---------    ---------    ---------    ---------
Gain on sale of Spinnaker's industrial tape
  segment ..........................................        --         10,431         --           --           --
Extraordinary items (d) ............................       2,245          303         --           --         (1,348)
                                                       ---------    ---------    ---------    ---------    ---------

Net income (loss) ..................................   $  (3,438)   $  (1,583)   $   3,357    $  (2,878)   $   2,696
                                                       =========    =========    =========    =========    =========
Per Common Share:(e)
  Income (loss) from continuing  operations before
    discontinued  operations and
  extraordinary items:
    Basic ..........................................   $   (3.81)   $   (3.00)   $     .20    $     .94    $    3.38
    Diluted ........................................       (3.81)       (3.00)         .20          .94         3.34

  Net income (loss):
    Basic ..........................................       (2.31)       (1.12)        2.37        (2.03)        1.94
    Diluted ........................................       (2.31)       (1.12)        2.37        (2.03)        1.92
Cash, securities and short-term investments ........   $  10,543    $  13,106    $   1,132    $   6,499    $  10,561
Restricted cash (h) ................................       6,500       56,026         --           --           --
Total assets (net of discontinued operations) (c)(f)     162,820      211,192      251,658      183,720      144,417
Long-term debt (g) .................................      61,350      116,765      126,976      115,159       96,577
Shareholders' equity (f) ...........................      15,432       15,991       11,441       14,464       (6,083)

Notes:

(a) The data presented herein reflect the spin off of Lynch Interactive Corporation (Interactive) from the Company and the sale by Spinnaker Industries, Inc. (Spinnaker), a 47.6% owned consolidated subsidiary of the Company, of its industrial tape units, all of which transactions occurred in the third quarter of 1999. Accordingly, the operating results of both Interactive and the industrial tape segment have been segregated from continuing operations of the Company and are reported as separate line items. The data presented also includes results of the business acquired from S.D. Warren (name changed Spinnaker Coating-Maine, Inc.) from March 17, 1998.

(b)  Operating  profit is  revenues  less  operating  expenses,  which  excludes
     investment  income,   interest  expense,   extraordinary  items,   minority
     interests and taxes.

(c)  Discontinued  operations  of  the  industrial  tape  segment  of  Spinnaker
     Corporation and Lynch Tri-Can International in 1996. (See Note 3 to Financial Statements).

(d) Gain (loss) on early extinguishments of debt at Spinnaker in 2000, 1999 and 1996.

(e)  Based on weighted average number of common shares outstanding.

(f) No cash dividends have been declared over the period. In 1999 for each share of Lynch Common Stock, shareholders received one share of Lynch Interactive Corporation in a Spin Off of the multimedia and transportation business (See Note 4 to Financial Statements). In 1997, for each share of Lynch Common Stock, shareholders received one share of East/West Communications, Inc., an F block PCS licensee with licenses covering a population of 20 million.

(g) Includes $58.1 million of long-term debt at December 31, 2000 of 47.6% owned Spinnaker Industries.

(h) See discussion of Restricted Cash in Note 6 - Notes Payable and Long-Term Debt.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

          AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEAR 2000 COMPARED TO 1999

Net Sales

Revenues for the year ended December 31, 2000 were $219.2 million, an increase of $25.0 million from the comparable 1999 period. Spinnaker's 2000 net sales were $155.7 million, compared to $162.1 million in 1999. The decrease in net sales for 2000 is attributed to entering into a joint venture to outsource the manufacturing and sales of non-pressure sensitive product lines in the fourth quarter of 1999 and lower sales volumes of general purpose pressure-sensitive products. Net sales were also impacted by lower prices from intense price competition in the general purpose and other pressure-sensitive product lines. Offsetting these declines were increased sales of pressure-sensitive sheet products.

Additionally, net sales at Spinnaker's Entoleter business declined by $1.4 million due to continued lower unit pricing. Revenues at M-tron increased by $13.4 million due to increased demand from the telecommunications industry and increased sales of new products. Lynch Systems' revenues increased by $18.0 million due to increased order flow and sales of glass press machines.

Operating Loss

Operating loss for 2000 was $5.0 million compared to an operating profit of $.1 million in 1999. Spinnaker's operating loss was $9.5 million compared to operating profit of $1.6 million in 1999. Spinnaker's operating results primarily reflect lower operating margins, increased depreciation and amortization associated with capital expenditures used in the manufacturing process, lower product volumes, and an increase in product development costs. Spinnaker recognized certain restructuring charges, affiliated with its Coating business, during the fourth quarter 2000 of approximately $2.2 million and had previously recorded approximately $.5 million in the first quarter of 2000. To better concentrate on Coating's strengths and market niche, the decision was made by Spinnaker management to reorganize and realign the business in the fourth quarter of 2000 and going forward in 2001. The restructuring involved the elimination of product lines and related manufacturing operations, outsourcing of non core manufacturing processes and the termination of seven salaried employees, primarily senior management. Spinnaker expects to incur additional restructuring charges in 2001 as its management continues to further evaluate and improve on its business strategies.

M-tron's operating profit increased by $1.4 million to $3.3 million due to increased volume and increased margins. Lynch Systems operating profit increased by $4.9 million to $2.7 million due to increased order volume and a significant increase in margins over 1999 depressed levels.

Other Income/Expense

Investment income decreased by $.6 million due to the utilization of restricted cash from the 1999 sale of Spinnaker's industrial tape units to buy back debt which reduced the funds available for short-term investments.

Interest expense was $11.4 million and decreased by $.4 million from the prior year primarily due to the reduction of Spinnaker's Senior Notes by the repurchase mentioned above, offset by interest costs for short term borrowings at various subsidiaries.

In addition, Spinnaker recognized an impairment loss of $2.8 million in its investment in certain warrants as a result of the decline during the third and fourth quarter of 2000 in the underlying value of the stock associated with such warrants. (see Item 7a)

The income tax benefit includes federal, as well as state and local taxes. The tax benefit for the year ended December 31, 2000, and 1999, represents effective tax rates of 16% for 2000 and 27% for 1999. The differences from the federal statutory rate are principally due to the effect of state income taxes, foreign sales amortization of non-deductible goodwill and a valuation allowance on Spinnaker's deferred tax assets (see Note 11 to Condolidated Financial Statements). Spinnaker has approximately $14.6 million of net operating loss carry forwards (NOL's) available to offset future taxable income. These NOL's expire in years beginning 2008 through 2020.

Minority interests contribution to the net income (loss) increased by $6.6 million for the year from the prior year due to the increased losses from continuing operations at Spinnaker.

Net loss for the year ended December 31, 2000, was $3.4 million, or ($2.31) per share, which compares to the net loss of $1.6 million, or ($1.12) per share, for the same period of 1999, due primarily to the operating losses mentioned above, offset by Spinnaker's gain on repurchase of its Senior Notes ($2.2 million after income taxes and minority interest).

Total backlog of manufactured products at December 31, 2000 was $34.5 million, which represents an increase of $1.4 million from the backlog of $32.9 million at December 31, 1999. Not included in this backlog is $2.2 million and $2.4 million at December 31, 2000 and 1999 respectively, representing a payment from a customer for an earlier glass press order at Lynch Systems which was subsequently cancelled. The customer can use this amount for future orders and, if not utilized, will be forfeited to Lynch Systems. The backlog at Lynch Systems has dropped from $17.0 million to $13.5 million while the backlog at M-tron has increased by $5.5 to $12.4 million. The backlog at Spinnaker dropped by $.3 million to $8.6 million.

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

Total backlog of manufactured products at December 31, 1999 was $32.9 million, which represents an increase of $25.5 million from the backlog of $7.4 million at December 31, 1998. All operating units contributed significantly to the increase in backlog at December 31, 1999. Not included in this backlog for both periods is a $2.4 million payment from a customer for an earlier glass press order at Lynch Systems which was subsequently cancelled. The customer can use this amount for future orders and, if not utilized, will be forfeited to Lynch Systems. Included in the backlog at December 31, 1999, is a $14 million order for large glass press machines at Lynch Systems. In connection with this order, Lynch Systems has obtained a substantial credit facility to protect advances by the customer and for working capital.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company had current assets of $96.6 million and current liabilities of $71.2 million. Working capital was therefore $25.4 million as compared to $23.2 million at December 31, 1999.

Cash used in operating activities was approximately $3.4 million in 2000 compared to approximately $9.1 million used in operations in 1999.

Capital expenditures were $4.3 million in 2000 and $3.8 million in 1999. Overall 2001 capital expenditures are expected to be approximately 35% higher than the 2000 level with the increases primarily at Lynch Systems and M-tron. The Company anticipates that it will have sufficient cash flow from operations and borrowing availability under various credit facilities at the subsidiaries to fund such capital expenditure plans.

At December 31, 2000, total debt was $93.0 million, which was $48.6 million less than the $141.6 million at the end of 1999. The reduction in debt is primarily due to principal repayments and the repurchase of debt by Spinnaker which yielded a gain to the Company of $2.2 million (after income tax provision and minority interest). Debt at year end 2000 included $63.2 million of fixed interest rate debt, at an average interest rate of 11.0%, and $29.8 million of variable interest rate debt at an average interest rate of 9.5%. Additionally, the Company had $5.8 million in unused lines of credit at December 31, 2000, of which $4.0 million was attributed to Spinnaker ($3.7 million at March 26, 2001). Spinnaker also has $7.0 million of cash from the sale of the Industrial tape unit after the repurchase of Senior Notes in 2000 and other uses and $6.5 million of restricted cash for the paydown of the Spinnaker Credit Facility. The Spinnaker Credit Facility is available to support periodic fluctuations in working capital. Credit availability under the Spinnaker Credit Facility is subject to certain variables, such as inventory and receivables eligible to be included in the borrowing base. The Company is charged an unused credit fee every month of 0.375% per annum. Outstanding borrowings bear interest at variable rates primarily related to LIBOR. The Company anticipates having sufficient availability under the Spinnaker Credit Facility along with cash balances to meet its interest obligations for 2001. In January of 2001, Lynch Systems entered into an agreement with a bank for a $4 million line of credit for working capital purposes. Also in January of 2001, M-tron amended its line of credit agreement with its bank to increase the line from $3.7 million to $6.0 million.

In connection with the Spinnaker Coating-Maine acquisition, Spinnaker issued a promissory note ("Warren Note") to Warren (sellers) in the original principal amount of $7,000. Subsequent to December 31, 2000, the Warren Note was amended to have the maturity date extended to January 31, 2003 and interest to accrue at a rate of 14% commencing 2001. Additionally, at the option of the holder, the Warren Note may be converted into Spinnaker's Common Stock on a basis of 250 shares per $1,000 of outstanding principal amount of the Warren Note (or $4 per share). Payments of principal and interest are subject to restrictions contained in, and in any event are junior and subordinate in right of payment to, the payment of indebtedness outstanding under the Spinnaker Credit Facility and Senior Notes. The Warren Note matures on January 31, 2003, however, it can be prepaid earlier.

Since 1987, the Board of Directors of Lynch has authorized the repurchase of 400,000 common shares. At December 31, 2000, Lynch's remaining authorization is to repurchase an additional 161,000 shares of common stock. In 2000, there were no shares purchased for treasury.

Lynch Corporation has had an active acquisition program and has generally financed each acquisition with a significant component of debt. This acquisition debt contains restrictions on the amount of readily available funds that can be transferred to the parent company from its subsidiaries. As the result of acquisitions, Lynch consolidated and Spinnaker have relatively high debt to equity ratios. In addition, Spinnaker's financial position has also been adversely affected by the continuation of depressed business conditions in the coating business.

The Company has a need for resources to fund the operations of the holding company and future growth. There currently is no credit facility in place at the Lynch corporate level, and the Company from time to time considers various long and short term financing arrangements. In January 2001, Lynch received a cash dividend of $1.5 million from M-tron

The Company is exploring all options with respect to Spinnaker, including liquifying and monetizing its investment, and is searching for ways to provide the Company with a more financially visible investment with respect to M-tron. In the fall of 2000, M-tron filed a registration statement with respect to a rights offering to the Company's shareholders. The offering was delayed until market conditions are more favorable. The Company will continue to evaluate the situation but there is no assurance that any transaction will be implemented.

In March, 2000, the Company completed the previously announced sale of 100,000 shares of its common stock to its Chairman at $30 per share, or $3 million. These funds are available for general corporate purposes.

The Board of Directors has adopted a policy of not paying cash dividends, a policy which is reviewed annually. This policy takes into account the long term growth objectives of the Company, especially its acquisition program, shareholders' desire for capital appreciation of their holdings and the current tax law disincentives for corporate dividend distributions. Accordingly, no cash dividends have been paid since January 30, 1989 and none are expected to be paid in 2001.

MARKET RISK

The Company is exposed to market risk relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amounts of interest earned on the Company's cash equivalents and short-term investments and restricted cash. The Company generally finances the debt portion of the acquisition of long-term assets with fixed rate, long-term debt. The Company generally maintains the majority of its debt as fixed rate in nature either by borrowing on a fixed long-term basis or, on a limited basis, entering into interest rate swap agreements. The Company does not use derivative financial instruments for trading or speculative purposes. Management does not foresee any significant changes in the strategies used to manage interest rate risk in the near future, although the strategies may be reevaluated as market conditions dictate. The Financial Accounting Standards Board issued Statement (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended in 2000 by SFAS #138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The new standards require that all derivatives be recognized as assets or liabilities in the statement of financial position and measured at fair value. Gains or losses resulting from changes in fair value are required to be recognized in current earnings unless specific hedge criteria are set. These standards became effective for the Company beginning January 1, 2001.

The Company has determined the effect of this new standard, with the only impact being the value of the warrants obtained through the sale of Central Products. At December 31, 2000, the warrants were valued at approximately $.2 million (fair value) using the Black-Scholes option pricing model and were recorded at that value. Accordingly, Spinnaker recognized a loss of $2.8 million after a write-down of these warrants to fair value during 2000.

At December 31, 2000, approximately $29.8 million, or 32% of the Company's long-term debt and notes payable bears interest at variable rates. Accordingly, the Company's earnings and cash flows are affected by changes in interest rates. Assuming the current level of borrowings for variable rate debt and assuming a one percentage point change in the 2000 average interest rate under these borrowings, it is estimated that the Company's 2000 and 1999 interest expense would have changed by $.3 million and $.2 million, respectively. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, investments, trade accounts receivable, and derivatives.

The Company maintains cash and cash equivalents and short and long-term investments with various financial institutions. These financial institutions are located throughout the country and the Company's policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company's investment strategy. Other than certain accounts receivable, the Company does not require collateral on these financial instruments. In relation to export sales, the Company requires letters of credit supporting a significant portion of the sales price prior to production to limit exposure to credit risk. Certain subsidiaries and business segments have credit sales to industries that are subject to cyclical economic changes. The Company maintains an allowance for doubtful accounts at a level that management believes is sufficient to cover potential credit losses.

The excess of cost over fair value of net assets of companies acquired (goodwill) is being amortized over amoritization periods ranging from twenty to forty years. Management continues to believe the methods and periods are appropriate (see Note 1 to Consolidated Financial Statements).

PROSPECTIVE INFORMATION

Certain subsidiaries and business segments of the Company sell to industries that are subject to cyclical economic changes. Any downturns in the economic environment (as it appears, we are now experiencing) would have financial impact on the Company and its consolidated subsidiaries and may cause the reported financial information herein not to be indicative of future operating results, financial condition or cash flows.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is included under the caption "Executive Officers of the Registrant" in Item 1 hereof and included under the captions "Election of Directors" and "Section 16(a) Reporting" in Registrant's Proxy Statement for its Annual Meeting of Shareholders for 2001, which information is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is included under the captions "Compensation of Directors," "Executive Compensation," "Executive Compensation and Benefits Committee Report on Executive Compensation" and "Performance Graph" in Registrant's Proxy Statement for its Annual Meeting of Shareholders for 2001, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is included under the caption "Security Ownership of Certain Beneficial Owners and Management," in the Registrant's Proxy Statement for its Annual Meeting of Shareholders for 2001, which information is included herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is included under the caption "Executive Compensation", and "Transactions with Certain Affiliated Persons" in the Registrant's Proxy Statement for its Annual Meeting of Shareholders for 2001, which information is included herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Form 10-K Annual Report:

     (1)  Financial Statements:

                  The  Report  of   Independent   Auditors  and  the   following
                  Consolidated Financial Statements of the Company are included herein:

                  Consolidated Balance Sheets at December 31, 2000 and 1999

                  Consolidated Statements of Operations - Years ended December 31, 2000, 1999 and 1998

                  Consolidated Statements of Shareholders' Equity - Years ended December 31, 2000, 1999, and 1998

                  Consolidated Statements of Cash Flows - Years ended December 31, 2000, 1999, and 1998

                  Notes to Consolidated Financial Statements

     (2) Financial Statement Schedules as of December 31, 2000 and 1999 and for the three years ended December 31, 2000:

                  Schedule I - Condensed Financial Information of Registrant

                  Schedule II - Valuation and Qualifying Accounts

                  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and therefore have been omitted.

     (3) Exhibits: See the Exhibit Index beginning on page 49 of this Form 10-K Annual Report.

         See Page 2 above re Forward Looking Information.

(b)      Reports on Form 8-K:  None

(c) The following Exhibits listed in the Exhibit Index are filed with this Form 10-K Annual Report:

         10(v)    -        Promissory Note from Louis A. Guzzetti, Jr. to
                           Registrant

         21       -        Subsidiaries of the Registrant

         23       -        Consent of Ernst & Young LLP

         24       -        Powers of Attorney

(d)      Financial Statement Schedules:

         Financial Statement Schedules are listed in response to Item 14(a)(2)

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Lynch Corporation

We  have  audited  the  accompanying   consolidated   balance  sheets  of  Lynch
Corporation and subsidiaries ("Lynch Corporation" or the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lynch Corporation and subsidiaries at December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statements schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.




                                                  /s/ ERNST & YOUNG LLP
Stamford, Connecticut
March 30, 2001



LYNCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

                                                               December 31,      December 31,
                                                                  2000              1999
                                                               -----------------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ....................................     $  10,543    $  13,106
Restricted cash ..............................................         6,500         --
Trade accounts receivables, less allowances of $1,582 and $361        35,019       24,642
Inventories ..................................................        35,139       31,680
Deferred income taxes ........................................         7,624        8,943
Prepaid expense .............................................          1,807        1,303
                                                                   ---------    ---------

TOTAL CURRENT ASSETS ...........................................      96,632       79,674

Restricted Cash ................................................        --         56,026

PROPERTY, PLANT AND EQUIPMENT, Net:
  Land .........................................................         797          672
  Buildings and improvements ...................................      11,076       11,015
  Machinery and equipment ......................................      56,951       54,529
                                                                   ---------    ---------
                                                                      68,824       66,216

  Less:  Accumulated depreciation ..............................     (27,713)     (22,137)
                                                                   ---------    ---------
                                                                      41,111       44,079

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, NET .....      21,589       22,020
OTHER ASSETS ...................................................       3,488        9,393
                                                                   ---------    ---------
TOTAL ASSETS ...................................................   $ 162,820    $ 211,192
                                                                   =========    =========

See accompanying notes



LYNCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
                                                                               DECEMBER 31,     DECEMBER 31,
                                                                                   2000             1999
                                                                                -----------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable to banks .......................................................   $  30,288    $  23,178
  Trade accounts payable .......................................................      19,251       14,404
  Accrued interest payable .....................................................       1,185        2,426
  Accrued liabilities ..........................................................      15,234       13,956
  Customer advances ............................................................       3,916          860
  Current maturities of long-term debt .........................................       1,376        1,636
                                                                                   ---------    ---------
TOTAL CURRENT LIABILITIES ......................................................      71,250       56,460

LONG-TERM DEBT .................................................................      61,350      116,765
DEFERRED INCOME TAXES ..........................................................       6,752        6,225
OTHER LONG-TERM LIABILITIES ....................................................       4,223        4,866
MINORITY INTERESTS .............................................................       3,813       10,885

SHAREHOLDERS' EQUITY
  COMMON STOCK, NO PAR OR STATED VALUE - 10,000,000 SHARES AUTHORIZED; 1,513,191
  and 1,471,191 shares issued and outstanding of
  1,510,183 and 1,410,183 ......................................................       5,139        5,139
  ADDITIONAL PAID-IN CAPITAL ...................................................      10,403        8,302
  RETAINED EARNINGS ............................................................         405        3,843
  OFFICER'S NOTE RECEIVABLE ....................................................        (382)        --
  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) ................................         (71)         (40)
  TREASURY STOCK OF 3,008 and 61,008 SHARES AT COST ............................         (62)      (1,253)
                                                                                   ---------    ---------
TOTAL SHAREHOLDERS' EQUITY .....................................................      15,432       15,991
                                                                                   ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS EQUTY .......................................   $ 162,820    $ 211,192
                                                                                   =========    =========

See accompanying notes

                                           LYNCH CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (In thousands, except share amounts)


                                                                 Years ended December 31,
                                                        ------------------------------------------
                                                            2000           1999           1998
                                                        ------------------------------------------
 SALES AND REVENUES ..................................   $   219,196    $   194,222    $   187,644

Costs and expenses:
  Manufacturing cost of sales .......................       192,980        172,567        162,735
  Selling and administrative ........................        28,485         21,120         20,835
  Restructuring charge ..............................         2,708            450           --
                                                        -----------    -----------    -----------

OPERATING PROFIT (LOSS)- ............................        (4,977)            85          4,074

Other income (expense):
  Investment income .................................         1,481          2,354            199
  Interest expense ..................................       (11,432)       (11,882)        (8,591)
  Impairment of Spinnaker's investment in warrants ..        (2,800)          --             --
  Gain on sale of stock by subsidiary ...............          --             --            2,090
                                                        -----------    -----------    -----------
                                                            (12,751)        (9,528)        (6,302)
                                                        -----------    -----------    -----------
LOSS FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES, MINORITY INTERESTS, DISCONTINUED
OPERATIONS AND EXTRAORDINARY ITEM
                                                            (17,728)        (9,443)        (2,228)

Benefit  for income taxes ...........................         2,793          2,544          1,408
Minority interests ..................................         9,252          2,647          1,107
                                                        -----------    -----------    -----------
(LOSS) INCOME  FROM CONTINUING OPERATIONS
BEFORE DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEM        (5,683)        (4,252)           287

DISCONTINUED OPERATIONS:
Income (Loss) from operations of Lynch  Interactive
Corporation  distributed to shareholders (less income
tax (provision)  benefit of $3,068 and ($5,012),  and
minority interests of $578 and $1,226) ..............          --           (7,493)         4,929

Loss from  discontinued  operations  of  industrial
tape  segment of  Spinnaker Industries (less
applicable income tax (provision) benefit of $308
and $2,192, and minority interests of $558 and ......          --             (572)        (1,859)
                                                                                      $     1,429)

Gain on sale of Spinnaker's industrial tape
operations (less income tax provision of $6,495
and minority interest of $7,013) ....................          --           10,431           --

EXTRAORDINARY ITEM
Gain on early extinguishments of debt (less income
tax provision of $2,612 and $355 and minority
interest of $2,472 and $300) ........................         2,245            303           --

                                                        -----------    -----------    -----------

NET INCOME (LOSS) ...................................   $    (3,438)   $    (1,583)   $     3,357
                                                        ===========    ===========    ===========

Weighted average shares outstanding .................     1,491,000      1,415,000      1,418,000

Basic and diluted earnings (loss) per share:
  Income (loss) from continuing operations
  before discontinued operation .....................   ($     3.81)   ($     3.00)   $       .20
  Income (loss) from Lynch Interactive Corporation ..          --            (5.30)          3.48
  Income (loss) from discontinued operations ........          --             6.97          (1.31)
  Extraordinary item ................................          1.51            .21           --
                                                        -----------    -----------    -----------
NET INCOME (LOSS) ...................................   ($     2.31)   ($     1.12)   $      2.37
                                                        ===========    ===========    ===========

See accompanying notes



                       LYNCH CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                   For the Three Years Ended December 31, 2000


                                            (In thousands except for shares of common stock)
                                 Shares of                                  Officer's  Accumulated
                               Common Stock                 Additional        Note      Other
                                Outstanding   Common    Paid-In  Retained     Receiv-   Comprehen-siveTreasury
                                                Stock   Capital  Earnings     able       Income       Stock        Total
                               -------------- --------  --------- --------- ---------- ------------- ---------- -----------

BALANCE AT DEC. 31, 1997 ....  1,417,048    $  5,139   $  8,644  $   23,414    $    0       --      $  (746)   $   36,451
  Issuance of Treasury Stock       1,200         --          74        --          --       --           16            90
  Capital transactions of The      --            --        (164)       --          --       --          --           (164)
     Morgan Group, Inc. .....
 Net income (loss) for year        --            --         --        3,357        --       --          --          3,357
  Other comprehensive income       --            --         --         --          --         59        --             59

                                ---------   ----------  ---------- ----------  -------- ---------- ----------   - -------
BALANCE AT DEC. 31, 1998 ....  1,418,248       5,139      8,554      26,771    $    0         59       (730)       39,793
  Purchase of Treasury Stock      (8,065)        --         --         --          --       --         (523)         (523)
  Capital transactions of The
    Morgan Group, Inc. ......      --            --        (252)       --          --       --          --           (252)
  Dividend of Lynch
Interactive .................      --            --         --      (21,345)       --        (59)       --        (21,404)
    Corporation
  Net income (loss) for yea        --            --         --       (1,583)       --       --          --         (1,583)
  Other comprehensive income       --            --         --         --          --        (40)       --            (40)
                               ----------   ---------   ---------- ----------  ---------- --------  ----------    --------
BALANCE AT DEC. 31, 1999 ....  1,410,183      5,139       8,302       3,843    $    0        (40)    (1,253)       15,991
  Issuance of Treasury Stock     100,000         --       1,809        --          --        --       1,191          3,000
  Capital transactions of
Lynch .......................      --            --         292        --          --         --       --             292
    Systems
  Net income (loss) for year       --            --         --       (3,438)       --         --       --          (3,438)
  Other comprehensive income       --            --         --         --          --        (31)      --             (31)
  Loan to Officer to buy
   common stock .............      --            --         --         --         (382)       --       --            (382)
                             ----------   ----------   ----------   ---------  ---------- ---------- ----------  ---------

BALANCE AT DEC. 31, 2000 ....1,510,183    $   5,139   $   10,403     $   405    ($   382)  $  (71)   $     (62)   $ 15,432
                             =========    =========    =========    ========== ========== ========== ==========  =========

See accompanying notes.




LYNCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)                                                           Years Ended December 31,
                                                                    -----------------------------------
                                                                        2000       1999       1998
                                                                    -----------------------------------

OPERATING ACTIVITIES
Net income (loss) ................................................   $  (3,438)   $  (1,583)   $   3,357
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities of continuing operations:
Adjustment from discontinued operations:
   (Income) loss from operations of Lynch Interactive Corporation         --          7,493       (4,929)
   Loss from operations of industrial tape segment ...............        --            572        1,859
   Gain on sale of industrial tape segment .......................        --        (10,431)        --
Extraordinary item ...............................................      (2,245)        (303)        --
Depreciation .....................................................       6,734        5,147        4,548
Amortization of goodwill and other assets ........................       1,001        1,087          617
Amortization of deferred financing charges .......................         876          786          771
Gain on sale of stock by subsidiary corporation ..................         --           --        (4,778)
Deferred taxes ...................................................       1,846       (2,719)      (1,488)
Minority interests ...............................................      (7,072)      (2,636)      (2,536)
Gain on sale of fixed assets .....................................          --         (854)          --
Impairment of Spinnaker's investment in warrants .................       2,800            0            0
Changes in operating assets and liabilities:
       Receivables ...............................................     (10,377)         678        2,560
       Inventories ...............................................      (3,459)      (3,284)       2,270
       Accounts payable and accrued liabilities ..................      10,112       (3,949)       8,317
       Other .....................................................        (212)         864         (728)
                                                                      ----------    ---------   ---------

Cash provided by (used in) operating
  activities of continuing operations ............................      (3,434)      (9,132)       9,840
                                                                     ----------    ---------   ---------
INVESTING ACTIVITIES

Capital Expenditures .............................................      (4,323)      (3,795)      (3,297)
Restricted Cash ..................................................      49,526      (56,026)       --
Investment in Spinnaker Coating - Maine ..........................          --          --      (47,933)
Proceeds from sale of industrial tape segment ....................          --       104,450       --
Proceeds from sale of fixed assets ...............................          --         2,403      2,696
Other ............................................................        (767)          509       (128)
                                                                        ----------    ---------   ---------
Cash provided by (used in) investing activities of
   continuing operations .........................................      44,436        47,541    (48,662)
                                                                       ----------    ---------   ---------
FINANCING ACTIVITIES

Net borrowings (repayments) of notes payable .....................       7,110      (36,127)      42,268
Issuance of long-term debt .......................................        --           --          6,025
Repayment of long-term debt ......................................     (53,433)     (10,937)      (1,954)
Deferred financing costs .........................................        (125)        (580)        (726)
(Purchase) sale of treasury stock ................................       1,191         (523)          90
Issuance of common stock .........................................       1,809         --           --
Other.............................................................        (117)        --           (841)
                                                                       ----------    ---------   ---------
Cash provided by (used in) financing activities of
   continuing operations .........................................     (43,565)     (48,167)      44,862
                                                                        ---------    ---------   ---------
Net increase (decrease) in cash and cash equivalents .............      (2,563)      (9,758)       6,040
Cash provided by (used by) Lynch Interactive Corporation .........        --         15,987       (1,880)
Cash provided by (used by) industrial tape segment ...............        --          5,745       (7,025)
                                                                        ---------    ---------   ---------
Increase (decrease) in cash and cash equivalents .................      (2,563)      11,974       (2,865)
Cash and cash equivalents at beginning of period .................      13,106        1,132        3,997
                                                                        ---------    ---------   ---------
Cash and cash equivalents at end of period........................      $10,543     $13,106    $   1,132
                                                                        =========    =========    =========

See accompanying notes.

LYNCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000

1.       Accounting and Reporting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Lynch Corporation (the "Company" or "Lynch") and entities in which Lynch has majority voting control. All material intercompany transactions and accounts have been eliminated in consolidation. See Note 4 for details of the spin off of Lynch Interactive Corporation which occurred on September 1, 1999

Organization

Lynch Corporation is a diversified holding company with subsidiaries engaged in manufacturing primarily in the United States. Information on the Company's operations by segment and geographic area is included in Note 15 - Segment Information.

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

At December 31, 2000 and 1999, assets of $8.7 million and $1.1 million, which are classified as cash and cash equivalents, are invested in United States Treasury money market funds for which affiliates of the Company serve as investment managers to the respective funds.

Restricted Cash

At December 31, 2000 and 1999 the Company had $6.5 and $56 million of Restricted Cash. See discussion of Restricted Cash in Note 6 - Notes Payable and Long-Term Debt.

Accounts Receivable

Accounts receivable on a consolidated basis consist principally of amounts due from both domestic and foreign customers. Credit is extended based on an evaluation of the customer's financial condition and collateral is not generally required except at Lynch Systems (See Accounting for Long Term Contracts). The Company considers concentrations of credit risk to be minimal due to the Company's diverse customer base. One Spinnaker customer accounted for approximately 13% of its net sales in 2000, and approximately 11% of its net sales of continuing operations in 1999 and 1998. In relation to export sales, the Company requires letters of credit supporting a significant portion of the sales price prior to production to limit exposure to credit risk. Certain subsidiaries and business segments have credit sales to industries that are subject to cyclical economic changes. The Company maintains an allowance for doubtful accounts at a level that management believes is sufficient to cover potential credit losses.

Property, Plant and Equipment, Net

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

Excess of Cost over Fair Value of Net Assets Acquired, Net

Excess of cost over fair value of net assets of companies acquired (goodwill) is being amortized on a straight-line basis over periods ranging from twenty to forty years. The Company periodically reviews goodwill to assess recoverability, and impairments would be recognized in operating results if a permanent diminution in value were to occur. The Company measures the potential impairment of recorded goodwill by the undiscounted value of expected future cash flows in relation to its net capital investment in the subsidiary. Based on its review, the Company does not believe that an impairment of its goodwill has occurred. Excess of cost over fair value of net assets acquired is $23.9 million and $23.4 million, net of accumulated amortization of $2.3 million and $1.4 million at December 31, 2000 and 1999, respectively.

Revenue Recognition

Revenues, with the exception of certain long-term contracts discussed below, are recognized on shipment. Shipping costs are included in manufacturing expenses.

Research and Development Costs

Research and development costs are charged to operations as incurred. Such costs
were   $1,603,000,   $1,386,000  and   $1,658,000  in  2000,   1999,  and  1998,
respectively.

Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred $472,000, $340,000 and $466,000 in advertising costs during 2000, 1999 and 1998, respectively.


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

Segment Information

Effective December 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 superseded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 establishes new standards for reporting information about operating segments. SFAS No. 131 requires disclosure of selected financial and descriptive information for each operating segment based on management's internal organizational decision-making structure. Additional information is required on a company-wide basis for revenues by product or service, revenues and identifiable assets by geographic location and information about significant customers. The adoption of SFAS No. 131 did not affect results of operations or financial position, but did affect the disclosure of segment information. Prior year amounts have been reclassified to conform to the requirements of SFAS No.
131. See Note 15.

Pension and Other Post-Retirement Benefits

In February 1998, the FASB issued SFAS No. 132, "Employers Disclosures About Pensions and Other Post-Retirement Benefits", which is an amendment to SFAS No.'s 87, 88, and 106. This SFAS revises employers' disclosures about pension and other post-retirement benefits plans. It did not change the measurement or recognition of those plans - See Note 13.

Accounting for Long-Term Contracts

Lynch Systems, Inc., a 100% owned subsidiary of the Company is engaged in the manufacture and marketing of glass-forming machines and specialized manufacturing machines. Certain sales contracts require an advance payment (usually 30% of the contract price) which is accounted for as a customer advance. The contractual sales prices are paid either (i) as the manufacturing process reaches specified levels of completion or (ii) based on the shipment date. Guarantees by letter of credit from a qualifying financial institution are required for most sales contracts. Because of the specialized nature of these machines and the period of time needed to complete production and shipping, Lynch Systems accounts for these contracts using the percentage-of-completion accounting method as costs are incurred (cost to cost basis). At December 31, 2000 and 1999, costs and estimated earnings in excess of billings (included in accounts receivable) were $2.7 million and $.1 million, respectively.

Impairments

The Company accounts for impairments of long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of". The Company periodically assesses the net realizable value of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For assets to be held and used, impairment is determined to exist if estimated undiscounted future cash flows are less than the carrying amount. For assets to be disposed of, impairment is determined to exist if the estimated net realizable value is less than the carrying amount.

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations because the Company believes the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, (FAS 123) requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of Spinnaker's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Financial Instruments

Cash and cash equivalents, trade accounts receivable, short-term borrowings, trade accounts payable and accrued liabilities are carried at cost which approximates fair value due to the short-term maturity of these instruments. The carrying account of the Company's borrowings under its revolving lines of credit approximates fair value, as the obligations bear interest at a floating rate. The fair value of other long-term obligations approximates cost based on borrowing rates for similar instruments, excluding the Spinnaker Industries, Inc. ("Spinnaker") senior-secured debt with a carrying value of $51.1 million at December 31, 2000 and $108.6 million at December 31, 1999 and a fair value based on market quotes between 40% and 50% was between $$20.5 and $25.6 million and between $87.8 and $92.3 million, respectively at December 31, 2000 and 1999.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, investments, trade accounts receivable, and derivatives.

The Company maintains cash and cash equivalents and short and long-term investments with various financial institutions. These financial institutions are located throughout the country and the Company's policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company's investment strategy. Other than certain accounts receivable, the Company does not require collateral on these financial instruments.

Issuance of Stock by Subsidiaries and Investees

Changes in the Company's equity in a subsidiary or an investee caused by issuance of the subsidiary's or investees' stock are accounted for as gains or losses where such issuance is not part of a broader reorganization (see Note
10).

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

Certain other amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation. These other reclassifications are immaterial to the consolidated financial statements taken as a whole.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended in 2000 by SFAS No 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is required to be adopted in years beginning after June 15, 2000. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value are either offset against the changes in fair value of assets and liabilities through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company has determined the effect of this new standard requires that all derivatives be recognized as assets or liabilities in the statement of financial position and measured at fair value. Gains or losses resulting from changes in fair value are required to be recognized in current earnings unless specific hedge criteria are met. SFAS No. 133 will become effective for the Company beginning in the first quarter of fiscal year 2001. The Company has determined the effect of this new standard, with the only impact being the requirement to mark-to-market through the Statement of Operations the change in the value of the warrants obtained through the sale of Central Products. This adoption of SFAS No. 133 is not expected to have a material impact on the consolidated financial statements.

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

The following unaudited pro forma information for the year ended December 31, 1998, shows the results of the Company's operations presented as if the S. D. Warren Acquisition was made at the beginning of 1998. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the transactions been made at that date nor is it necessarily indicative of future results of operations. (In thousands, except per share amounts.)

Sales ....................................   $ 199,758
                                             =========
Income (loss) from continuing operations .   $  (3,053)
                                             =========

Net income (loss) ........................   $   3,197
                                             =========
Basic and diluted earnings per share:
  Income (loss) from continuing operations   $   (2.15)
                                             =========

  Net income (loss) ......................   $    2.25
                                             =========

3.       Discontinued Operations

On April 9, 1999, Spinnaker entered into a definitive agreement to sell its industrial tape segment to Intertape for approximately $105 million and five-year warrants to purchase 300,000 shares of Intertape common stock (New York Stock Exchange Symbol "ITP") at an exercise price of $29.50 per share. At the time, the warrants were valued at approximately $3.0 million using the Black-Scholes option pricing model. At December 31, 2000, the fair value of the warrants was approximately $.2 million, accordingly, in accordance with SFAS No. 121, Spinnaker recognized an impairment loss of $2.8 million as a result of the decline during the third and fourth quarters of 2000 in the market value of the stock associated with the warrants which are recorded in other assets.

The sale of the two industrial tape businesses closed on August 10, 1999 and July 30, 1999. Accordingly, operating results of the industrial tape segment have been segregated from continuing operations and reported as a separate line item on the statement of operations. The Company recorded gains totaling $17.4 million, net of applicable income taxes of approximately $6.5 million. Spinnaker offset the cash tax liability by utilizing net operating loss carry forwards.

The Company has restated its prior financial statements to present the operating results of the industrial tape segment as a discontinued operation. The industrial tape segment net sales were $69.5 million and $121.8 million for the periods ended December 31, 1999 (through the date of sale) and 1998, respectively.

General corporate office expenses related to finance and administrative functions including public company compliance reporting, bank and investor relations, taxes other than income taxes and holding company payroll, historically allocated and charged to the industrial tape segment were reversed and allocated back to continuing operations. These expenses were not considered to be directly attributed to discontinued operations. Historical expenses allocated back to continuing operations totaled $1.0 million, $1.5 million in the periods ended December 31, 1999 and 1998, respectively.

Interest expense attributed to the Senior Notes and related deferred financing has historically been allocated based on the pro rata share of subsidiary debt obligations retired with the proceeds from the issuance of the Senior Notes, to total debt obligations retired. The Senior Note proceeds were used to extinguish certain outstanding term and revolver obligations in October 1996. Interest expenses charged to the discontinued industrial tape segment totaled $5.2 million and $8.5 million for the period ended December 31, 1999 and 1998, respectively.

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

Interactive owns all of what were Lynch's multimedia and service businesses while Lynch retained the manufacturing businesses. Interactive owns the telephone companies, television interests and PCS interests, as well as the 55% equity interest of The Morgan Group, Inc. In addition, Interactive owns a 13.6% equity interest in Spinnaker Industries, Inc. Lynch owns a 47.6% equity interest in Spinnaker (60.4% of voting interest), as well as 100% of M-tron Industries, Inc. and 100% of Lynch Systems, Inc.

As a result, the Company's multimedia and services segments are being reported as operations distributed to shareholders in the accompanying consolidated financial statements. Accordingly, operating results of Lynch Interactive Corporation have been segregated from continuing operations and reported as a separate line item on the statements of operations.

Lynch has restated its prior year financial statements to present the operating results of the Company on a comparable basis. Interactive's net sales were $
204.6 million and $205.2 million for the fiscal years ended December 31, 1999 and 1998, respectively.

In the third quarter of 1999, Lynch acquired by merger, all of the stock of Central Scott Telephone Company. This company became part of Lynch Interactive and was included in the spin off.

Lynch Interactive and Lynch have entered into certain agreements governing various ongoing relationships, including the provision of support services and a tax allocation agreement. The tax allocation agreement provides for the allocation of tax attributes to each company as if it had actually filed with the respective tax authority. At the spin off, the employees of the corporate office of Lynch Corporation became the employees of Lynch Interactive Corporation and Lynch Interactive Corporation began providing certain support services to Lynch. The Company was charged a management fee for these services amounting to approximately $265,000 in 2000 and $200,000 in 1999.

The net assets distributed to interactive were estimated to be $ 22.6 million at September 1, 1999. Such amount was subsequently decreased in the fourth quarter by $1.6 million to reflect revised estimates of liabilities distributed.

5.           Inventories

Inventories are stated at the lower of cost or market value. Inventories valued using the last-in, first-out (LIFO) method comprised approximately 28% and 12% of consolidated inventories at December 31, 2000 and 1999, respectively. Inventories at Spinnaker Coating, 71% and 80% of inventories at December 31, 2000 and 1999, respectively, are valued using the specific identification method. The balance of inventories are valued using the first-in-first-out
(FIFO) method.

                                December 31,
                             2000         1999
                          -------------------------
                               (In Thousands)
Raw materials and supplies   $10,172   $10,407
Work in progress .........     2,796     2,114
Finished goods ...........    22,171    19,159
                             -------   -------
  Total ..................   $35,139   $31,680
                             =======   =======

Current cost exceeded the LIFO value of inventories by $966,000 and $829,000 at December 31, 2000 and 1999, respectively.

6.           Notes Payable and Long-term Debt

Long-term debt consists of (all interest rates are at December 31, 2000):

                                               December 31,
                                            2000         1999
                                        ------------ ------------
                                             (In Thousands)
Spinnaker Industries, Inc. 10.75% Senior
  Secured Notes due 2006 ...............   $  51,135    $ 108,585
Spinnaker subordinated note at a fixed
 interest rate of 14% due 2003 .........       9,172        7,000
Other ..................................       2,419        2,816
                                           ---------    ---------
                                              62,726      118,401

Current maturities .....................      (1,376)      (1,636)
                                           ---------    ---------
                                           $  61,350    $ 116,765
                                           =========    =========

On October 23, 1996, Spinnaker completed the issuance of $115,000,000 of 10.75% senior-secured debt due 2006. The debt proceeds were used to extinguish substantially all existing bank debt, bridge loans and lines of credit at Spinnaker and its two major operating subsidiaries, Central Products and Spinnaker Coating. Financing costs were incurred by Spinnaker in conjunction with the issuance of the 10.75% senior secured notes and other financing activities. These financing costs are deferred and amortized over the term of the related debt. Unamortized financing costs of $2.2 million and $5.4 million at December 31, 2000 and 1999, respectively, are included in other assets.

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

During the first half of 2000, Spinnaker utilized certain restricted proceeds as defined by the indenture from the sale of its industrial tape segment to purchase approximately $63.9 million (par value) of outstanding Senior Notes on the open market at an average price of 82.9%, plus accrued and unpaid interest. The restricted proceeds were fully utilized for the Senior Note purchases and capital expenditures, and all obligations under the Indenture were satisfied relating to the use of sale proceeds. The purchase of the Senior Notes resulted in an extraordinary gain, net of applicable taxes and minority interests, of approximately $2.2 million, for the difference between par value and the discounted purchase price offset by the write-off of applicable deferred financing fees associated with the issuance of the original Senior Notes. In addition, Spinnaker purchased all of the Senior Note holdings of Spinnaker Electrical at 81.5% of par value, plus accrued interest, representing Spinnaker Electrical's cost basis.

In conjunction with Spinnaker's acquisition of Coating - Maine, Spinnaker issued a Note to the Seller with a balance at December 31, 2000 of $9.2 million including payment-in-kind ("PIK") interest of $2.2 million. Subsequent to December 31, 2000, this note was amended to have the maturity date extended to January 31, 2003 and interest to accrue at a rate of 14% commencing 2001. Additionally, at the option of the holder, the note is convertible to shares of Spinnaker's common stock on a basis of 250 shares per $1,000 principal amount of the note (or $4 per share). The note and remaining unpaid interest will mature on January 31, 2003.

On a consolidated basis, at December 31, 2000, Lynch maintains short-term and long-term line of credit facilities totaling $48.7 million (subject to limitations that reduce the availability to $36.1 million), of which $5.8 million was available for future borrowings. Spinnaker Industries, Inc. maintains lines of credit at its subsidiaries which in the aggregate total $40.0 million (subject to limitations that reduce the availability to $30.4 million), of which $4.0 million was available at December 31, 2000. These facilities, as well as facilities at other subsidiaries of Lynch, generally limit the credit available under the lines of credit to certain variables, such as inventories and receivables, and are secured by the operating assets of the subsidiary, and include various financial covenants. At December 31, 2000, $ 8.7 million of these total facilities expire within one year. The weighted average interest rate for short-term borrowings at December 31, 2000 and 1999 was 9.5% and 8.05%, respectively. The Company pays fees ranging from 0% to 0.375% on its unused lines of credit. In January 2001, Lynch Systems entered into a $4.0 million line of credit agreement with a bank for working capital purposes. Also in January of 2001, M-tron amended its line of credit agreement with its bank to increase the line from $3.7 million to $6.0 million.

In general, the long-term debt facilities are secured by substantially all of the borrowing entity's property, land and equipment, inventory, receivables and common stock of certain of its subsidiaries and contain certain covenants restricting distributions to Lynch. At December 31, 2000, and 1999, substantially all the subsidiaries' net assets are restricted.

Cash payments for interest were $10.4 million, $10.3 million and $6.7 million for the years ended December 31, 2000, 1999 and 1998, respectively.

Aggregate principal maturities of long-term debt for each of the next five years are as follows: 2001 ---- $1.4 million; 2002 -- $.5 million; 2003 -- $ 9.7 million; 2004 -- $0 million and 2005 -- $0 million.

7.        Minority Interests and Related Party Transactions

Pursuant to a subscription agreement entered into on March 11, 2000, the Company sold 100,000 shares of its Common Stock to Mario J. Gabelli, Chairman of the Company for $30 per share, in cash, or $3 million in total, which represented a premium of 14.6% above the closing price of $26.125 per share of the stock on the American Stock Exchange on March 9, 2000, the date said sale was authorized by the Board of Directors.

The sale was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The proceeds were available for general corporate purposes, including possible acquisitions. The sale was ratified by the shareholders of the Company at its Annual Meeting held on May 11, 2000.

In order to assist the Lynch President, Mr. Guzzetti, in purchasing the Corporation's stock in the open market, the Corporation loaned Mr. Guzzetti $309,500 on June 5, 2000 and $61,000 on September 20, 2000. The loans bear interest at 6% per annum (with accrued interest of $11,656 at December 31, 2000) and are payable when Mr. Guzzetti ceases to be an employee of the Company or a subsidiary. To assist the Corporation in funding said loans, Mr. Gabelli loaned the Corporation $371,000 at an initial interest rate of 7.5% per annum adjusted prospectively on each interest payment date to two points below the prime rate, which loan is payable upon demand.

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

On June 13, 1994, Spinnaker entered into a management agreement with Boyle, Fleming & Co., Inc. ("BF"), of which a former Director of the Company is a principal, to assume the management of Spinnaker. Effective August 31, 1996, the Management Agreement was terminated at which time Messrs. Boyle and Fleming became employees of Spinnaker. Spinnaker and BF also entered into a Warrant Purchase Agreement in 1994, pursuant to which BF received warrants to purchase common stock of Spinnaker (equating to a 20% ownership of Spinnaker at that time) at any time on or before June 30, 2000, subject to certain restrictions. The remaining warrants were exercised in January 1998.

In October 1996, Spinnaker acquired all of the approximately 25% minority interest in its Spinnaker Coating subsidiary held by such subsidiary's other shareholders. The terms of the acquisition involved a cash payment of approximately $2.3 million and the issuance of 9,613 shares of Common Stock. As additional consideration for he shares of capital stock of Spinnaker Coating, the minority shareholders received the right to a contingent payment ("Contingent Value Rights") or "CVR's"). On May 4, 2000, Spinnaker Electrical Tape, a Spinnaker subsidiary, acquired all of the CVR's held by the former minority ownership group of Spinnaker Coating for $500,000 in cash. Accordingly, the contingent payment was recorded as an addition to goodwill during the second quarter of 2000.

8.       Restructuring Charge

Spinnaker recognized certain restructuring charges, primarily affiliated with its Spinnaker Coating and Spinnaker Coating - Maine businesses, in 2000 of approximately $2.7 million. To better concentrate on Coating's strengths and market niche, a decision was made by Spinnaker's management to reorganize and realign the business in the fourth quarter of 2000 and going forward in 2001. The restructuring involved the elimination of non-pressure sensitive product lines, outsourcing of non-core manufacturing processes and termination of seven salaried employees, primarily senior management. As part of this restructuring, certain machinery and equipment was written down to net realizable value. The restructuring charge was composed of the following:

                                     Total      2000      Balance at
                                     Charge   Activity   December 31, 2000
                                    --------------------------------------

Machinery and equipment write-down   $ 1,115   $(1,115)   $  --
Severance and other costs ........     1,593      (468)     1,125
                                     -------   -------    -------
Total restructuring charge .......   $ 2,708   $(1,583)   $ 1,125
                                     =======   =======    =======


Spinnaker  expects  to  incur  additional   restructuring  charges  in  2001  as
management continues to further evaluate and improve upon Coating's business strategies.

9.    Stock Option Plans

Spinnaker has two plans under which stock options for the purchase of common shares can be granted., The Spinnaker Directors' Stock Option Plan (Directors'
Plan) provides for the granting of options to directors who are not employees of Spinnaker. All options were granted at an option price equal to the fair market value of a share on the date of grant. The options vest over three years with 33% of the options becoming exercisable one year after grant date and the remaining 66% becoming exercisable two years after grant date. The options expire at the earlier of five years after grant date or 30 days after the individual ceases to be a director. All outstanding options issued under the Directors' Plan enable the director to purchase one share each of Spinnaker Class A Common Stock and Spinnaker Common Stock.

The Spinnaker Stock Incentive Plan provides for the granting of options for the purchase of Spinnaker Class A Common Stock to key employees of Spinnaker. Options awarded under the plan may not be granted at an option price less than the fair market value of a share on the date the option is granted, and the maximum term of an option may not exceed ten years. All options currently granted under the plan are exercisable one year after the date of the grant.

Information regarding Spinnaker's stock option plans for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                              Number of   Weighted Average
                                              Shares .     Exercise Price
                                            Outstanding
                                               ------         -------
Balance at January 1, 1998 ..............    80,000       $  36.75
  Granted ...............................      --             --
  Exercised .............................      --             --
  Cancelled .............................      --             --
                                              -------       ------
Balance at December 31, 1998 ............    80,000       $  36.75
  Granted ...............................    52,000          13.38
  Exercised .............................      --             --
  Cancelled .............................   (40,000)      $  33.50
                                             -------        ------
Balance at December 31, 1999 ............    92,000       $  24.95
  Granted ...............................     8,000       $   9.06
  Exercised .............................      --             --
  Cancelled .............................   (18,000)      $  20.94
                                             -------        ------
Balance at December 31, 2000 ............    82,000       $  21.53
                                             ======         ======

                            Options Outstanding                  Options Exercisable
                            Weighted
Rang of                     Remaining      Weighted-Average         Weighted-Average
Exercise Prices    Number Contractual Life  Exercise Price  Number   Exercise Price

$900 to $14.00     52,000   3.8 years       $  12.71        14,669    $  13.375
$27.00 to $40.00   30,000   0.2 years       $  35.67        30,000    $  35,670
                   ------                  ----------     ----------  ---------
                   82,000                   $   21.53       44,669    $  28.350
                   ======                  ==========     ==========  =========

Spinnaker has elected to adopt the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized related to Spinnaker's stock option plans. For purposes of pro forma disclosure required by SFAS No. 12, the estimated fair value of the options is amortized to expense over the options' vesting period.

The pro forma effect on Lynch's 2000, 1999 and 1998 operations is as follows (in thousands, except for per share amounts):

As reported: ......        2000         1999         1998
                           -----        -----        -----

Net income (loss) .       $(3,438)      $(1,583)     $3,357
  Per share:
    Basic .........       $(2.31)       $(1.12)      $ 2.37
    Diluted .......        (2.31)        (1.12)        2.37
Pro forma:
  Net income (loss)       $(3,464)      $(2,832)     $3,326
  Per share:
    Basic .........       $(2.32)       $(2.00)$       2.35
    Diluted .......        (2.32)        (2.00)        2.35

The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model with the following assumptions:

                                         2000      1999        1998
                                         -----     -----       ----
Expected volatility .............        50.00%     50.00%     50.00%
Dividend yield ..................         0.00%      0.00%      0.00%
Expected life of options in years         3.00       3.00       3.00
Risk-free interest rates ........         6.00%      6.09%      5.58%

Option valuation models, such as the Black-Scholes model, were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are freely transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Spinnaker's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, existing models do not provide a reliable single measure of the fair value of its stock options.

10.  Shareholders' Equity

The Board of Directors has authorized the purchase of up to 400,000 shares of Common Stock. Through December 31, 2000, 238,991 shares had been purchased at an average cost of $14.88 per share.

On February 1, 1996, the Company adopted a plan to provide a portion of the compensation for its directors in common shares of the Company. The amount of common stock is based upon the market price at the end of the previous year. Through December 31, 2000, 4,126 shares have been awarded under this program.

On February 29, 1996, the Company adopted a Stock Appreciation Rights program for certain employees. As of the third quarter of 1999, 43,000 of Stock Appreciation Rights ("SAR") had been granted at prices ranging from $63 to $85 per share (pre spin off prices). Upon the exercise of a SAR, the holder is entitled to receive an amount in cash equal to the amount by which the market value of the Company's common stock on the exercise date exceeds the grant price of the SAR. Effective September 30, 1998, the Company amended the SAR Program so that the SAR's became exercisable only if the market price for the Company's shares exceeds 200% of the SAR exercise price within five years from original grant date. This amendment eliminated the recording of the profit and loss effect of the SAR's for changes in the market price in the Company's common stock until it becomes probable that the SAR's will become exercisable. The net income (expense) relating to this program, prior to the time of the amendment, was $185,000 in income in 1998.

Subsequent to the spin off of Interactive in 1999, the Company, with the concurrence of the holders of all outstanding SAR units, terminated its SAR program for corporate management, including all outstanding units, thus eliminating possible future profit and loss and cash flow distortions associated with the program. As a result of the termination, the Company recorded approximately $700,000 of related corporate expense in the fourth quarter of 1999.

11.  Income Taxes

The Company files consolidated federal income tax returns which include all subsidiaries including Interactive through the date of the spin off, but excluding Spinnaker for all periods.

Deferred income taxes for 2000 and 1999 are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Cumulative temporary differences and carryforwards at December 31, 2000 and 1999 are as follows:



                                                      December 31, 2000     December 31, 1999
                                                    ----------------------------------------
                                                      Deferred Tax           Deferred Tax
(In Thousands)                                      Asset    Liability     Asset   Liability
                                                    ----------------------------------------

Inventory  reserve ............................   $    465    $   --     $  1,493   $   --
Fixed assets written up under Purchase
   accounting and tax over book depreciation ..       --         5,249       --        6,782
Basis  difference in  subsidiary  and affiliate
Stock..........................................       --         1,105       --        1,105
Net operating losses of Subsidiaries ..........      6,027        --          850       --
Other reserves and accruals ...................      4,268        --        6,600       --
Other .........................................       --           398       --       (1,662)
                                                    --------   --------  --------   --------
Total deferred income taxes ...................     10,760    $  6,752      8,943   $  6,225
Valuation allowance ...........................     (3,136)       --         --         --
                                                    --------   =======   --------   =========
                                                   $  7,624              $  8,943
                                                   ========              ========

At December 31, 2000, Spinnaker has federal and state net operating loss carry-forwards of approximately $14.6 million and $13.0 million for income tax purposes, respectively. The carry-forwards are available to offset future taxable income and expire in years 2008 through 2020. Credits of $742,000 with an indefinite life are also available to offset future taxable income. For financial reporting purposes, a valuation allowance of $3.1 million has been recognized to offset the deferred tax assets related to those carry-forwards.

The  provision  (benefit)  for  income  taxes  from  continuing   operations  is
summarized as follows:

(In Thousands)       2000       1999       1998
                    ----------------------------
Current:
  Federal .......   $   136    $  (158)   $ 2,048
  State and local      --         --          921
                    -------    -------    -------
                        136       (158)     2,969
                    -------    -------    -------
Deferred:
  Federal .......    (2,731)    (2,386)    (3,435)
 State and local       (198)      --         (942)
                    -------    -------    -------
                     (2,929)    (2,386)    (4,377)
                    -------    -------    -------
                    $(2,793)   $(2,544)   $(1,408)
                    =======    =======    =======

A reconciliation of the provision (benefit) for income taxes from continuing operations and the amount computed by applying the statutory federal income tax rate to income before income taxes, minority interest and extraordinary item:

(In Thousands)                                              2000       1999        1998
                                                          --------------------------------
Tax (benefit) at statutory rate .......................   $(6,028)   $(3,211)   $  (757)
State and local taxes, net of federal benefit .........      (130)      --         (288)
Amortization of goodwill ..............................       111         60         81
Operating losses of subsidiaries ......................      --          164       (546)
Provision for contingencies ...........................      --          338       --

Foreign Sales Corporation .............................      (199)      --         --
Valuation allowance for Spinnaker's deferred tax assets     3,136       --         --
Other .................................................       317        105        102
                                                          -------    -------    -------
                                                          $(2,793)   $(2,544)   $(1,408)
                                                          =======    =======    =======

Loss before income taxes from foreign operations was $726,000 in 2000, $582,000 in 1999 and -0- in 1998.

Income tax payments were $1.3 million, $1.2 million and $.3 million for the years 2000, 1999 and 1998, respectively.

12.      Comprehensive Income

The components of accumulated other comprehensive income, net of related tax, at December 31, 2000, 1999 and 1998 are as follows:


(In Thousands)                                   2000    1999   1998
                                               -----------------------
Balance beginning of year ...................   $(40)   $ 59     $--
Foreign currency translation ................    (31)    (40)    --
Distribution to Lynch Interactive Corporation    --      (59)    --

Current year unrealized gains on
  available-for-sale securities .............    --      --       59
                                                ----    ----    ----
Accumulated other comprehensive income ......   $(71)   $(40)   $ 59
                                                ====    ====    ====



13.     Employee Benefit Plans

The Company, through its operating subsidiaries, has several and various employee retirement type plans including defined benefit, defined contribution, multi-employer, profit sharing, and 401 (k) plans. The following table sets forth the consolidated expenses for these plans (dollars in thousands):


(In Thousands)          2000   1999   1998
                       --------------------
Defined contributions   $373   $561   $643
Defined benefit .....     98    166    150
Multi-employer ......     88    121     80
                        ----   ----   ----
Total ...............   $559   $848   $873
                        ====   ====   ====


                                                2000     2000      1999     1999   1998     1998
                                               --------------------------------------------------------
                                                Union  Non-Union  Union   Non-Union Union  Non-Union
                                               --------------------------------------------------------
Service Cost - benefits earned during the
 period .....................................   $  85    $ 105    $ 105    $ 137    $  69   $ 100
Interest cost on projected benefit obligation      28       52       21       51       11      50
Expected return on assets ...................     (24)     (29)      (6)      (9)    --      --
Recognized (gains) or losses ................      (1)     (33)       1      (13)    --      --
                                                -----    -----    -----    -----    -----   -----
Net periodic pension cost ...................   $  88    $  95    $ 121    $ 166    $  80   $ 150
                                                =====    =====    =====    =====    =====   =====

The foregoing measurement of net periodic pension cost is based on the following assumptions:

Weighted-average discount rate ...............      8.00%   8.00%   8.00%   8.00%   7.50%   7.50%
Weighted-average rate of compensation increase        N/A   4.00%     N/A   4.00    %N/A    4.00%
Weighted-average expected long-term rate of
return on plan assets ........................      8.00%   8.00%   8.00%   8.00%   8.00%   8.00%



                                                2000         2000       1999       1999
                                              -------------------------------------------
                                                 Union       Non-Union   Union    Non-Union
                                              --------------------------------------------
Benefit obligation at beginning of year .....   $   370    $   763    $   288    $ 1,081
Service cost - benefits earned during the ...        85        105        106        137
period
Interest cost on projected benefit obligation        28         52         21         51
Actuarial (gains) losses ....................       (18)      (106)       (44)      (504)
Benefits paid ...............................        (3)        (9)        (1)        (2)
                                                -------    -------    -------    -------
Ibligation at end of year ...................   $   462    $   805    $   370    $   763
                                                -------    -------    -------    -------


                                    2000     2000      1999     1999
                                   --------------------------------------
                                   Union   Non-Union   Union   Non-Union
                                   --------------------------------------
Plan assets at beginning of year   $ 198    $ 282      $--      $--
Actual return on assets ........     (30)     (31)       9       12
Contributions by employer ......     189      146      190      272
Benefits paid ..................      (3)      (9)      (1)      (2)
                                   -----    -----    -----    -----
Plan assets at end of year .....   $ 354    $ 388    $ 198    $ 282
                                   =====    =====    =====     =====

The following table sets forth the union and non-union plans' funded status as of December 31, 2000 and 1999:

                                       2000     2000      1999      1999
                                      ----------------------------------------
                                       Union   Non-Union  Union   Non-Union
                                      ----------------------------------------

Funded status .......................   $(109)   $(418)   $(173)   $(481)
Unrecognized actuarial (gains) losses      12     (410)     (25)    (398)
                                        -----    -----    -----    -----
Net amount recognized ...............   $ (97)   $(828)   $(198)   $(879)
                                        -----    -----    -----    -----

Spinnaker Coating has a defined contribution plan that covers substantially all of its employees. Under the plan, Spinnaker Coating can match, at its discretion, up to 50% of employee contributions not exceeding 8% of the employee's compensation. Amounts contributed to the plan by Spinnaker Coating vest 20% per year for five years. Spinnaker Coating recorded expense for its contributions under the plan of approximately $335,000, $542,000, and $559,000 in 2000, 1999 and 1998, respectively.

Entoleter
Entoleter has a defined-benefit pension plan for all salaried and full-time hourly employees. Benefits for the plan are based on compensation and years of service with Entoleter. Entoleter's funding policy is to contribute funds necessary to meet future benefit obligations.

Net periodic pension cost for the year ended December 31, 2000, 1999 and 1998 included the following components:

                                                        2000      1999    1998
                                                      ----------------------------
Service cost - benefits earned during the period ...   $  30     $  30     $  35
Interest cost on projected benefit obligation ......      84        78        78
Expected return on plan assets .....................    (104)     (102)     (106)
Net amortization and deferral ......................      (8)       (8)       (8)
                                                       -----     -----     -----
Net periodic pension cost ..........................   $   2     $  (2)    $  (1)
                                                       =====     =====     =====
The foregoing measurement of net periodic
 pension cost is based on the following assumptions:
Weighted-average discount rate .....................    8.00%     8.00%     7.00%
Weighted-average rate of compensation increase .....    4.00%     4.00%     4.00%
Weighted-average expected long-term rate of
   return on plan assets ...........................    8.00%     8.00%     8.00%




The following table sets forth the benefit obligation as of December 31, 2000 and 1999:

                                                     2000        1999
                                                    -------     -------
Benefit obligation at beginning of year ........   $ 1,090    $ 1,177
Service cost - benefits earned during the period        30         30
Interest cost on projected benefit obligation ..        85         78
Contributions by employees .....................         2          1
Actuarial (gains) losses .......................        13       (130)
Benefits paid ..................................       (91)       (66)
                                                    -------    -------
Benefit obligation at end of year ..............   $ 1,129    $ 1,090
                                                   =======    =======

The following table sets forth the fair value of plan assets as of December 31, 2000 and 1999:

                                   2000          1999
                                   ------------------
Plan assets at beginning of year   $ 1,316    $ 1,305
Actual return on plan assets ...        25         76
Contributions by employees .....         1          1
Benefits paid ..................       (91)       (66)
                                   -------    -------
Plan assets at end of year .....   $ 1,251    $ 1,316
                                   =======    =======

The following table sets forth the plan's funded status as of December 31, 2000 and 1999:

                                         2000       1999
                                        -------    -------
Funded status ........................   $ 122    $ 225
Unrecognized actuarial (gain) or loss       49      (44)
Unrecognized net (asset) or obligation      (8)     (16)
                                         -----    -----
Net amount recognized ................   $ 163    $ 165
                                         =====    =====

14.     Commitments and Contingencies

In the normal course of business subsidiaries of the Company are defendants in certain product liability, worker claims and other litigation in which the amounts being sought may exceed insurance coverage levels. The resolution of these matters is not expected to have a material effect on the Company's financial condition or operations.

Future minimum rental payments under long-term non-cancelable operating leases are as follows at December 31, 2000 (in thousands):

      2001   $  272
      2002      271
      2003      300
      2004      295
      2005      233
Thereafter      220
              -----
             $1,591
             ======

Rent expense under operating leases was $1,213,000, $1,222,000 and $952,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The Company leases certain property and equipment, including warehousing and sales and distribution equipment, under operating leases that extend from one to ten years. Certain of these leases have renewal options and escalation provisions. The Company is party to a lease for its corporate office for an annual payment of approximately $30,000 with an affiliate of its Chairman.

15.     Segment Information

The Company has two reportable business segments. The larger of the two is the manufacture and sale of adhesive backed label stock for labels and related applications by Spinnaker. The other reportable segment is M-tron's manufacture and sale of frequency control devices (quartz crystals and oscillators). The Company is also engaged in the manufacture and sale of glass forming equipment by Lynch Systems, impact milling and other equipment, and these results are combined and reported as Other Manufacturing. Each of the businesses is located domestically, and export sales (primarily Canada and China) were approximately $54.7 million in 2000, $31.5 million in 1999 and $33.4 million in 1998. For the years ended December 31, 2000, 1999 and 1998 one customer accounted for $19.5 million, $18.3 million and $17.7 million, respectively, of the adhesive-backed label stock segment's net sales. For the year ended December 31, 2000, one customer accounted for $13.8 million of the other manufacturing segment's net sales. The Company considers concentrations of credit risk to be minimal due to its diverse customer base.

M-tron attempts to utilize standard parts and components that are available from multiple vendors located in the United States or internationally; however, some components used in its products are available from only a limited number of sources.

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

Operating profit (loss) is equal to revenues less operating expenses, excluding unallocated general corporate expenses, interest and income taxes. The Company allocates a portion of its general corporate expenses to its operating segments. Such allocation was $300,000 per year during the years ended December 31, 2000, 1999 and 1998, respectively. Identifiable assets of each industry segment are the assets used by the segment in its operations excluding general corporate assets. General corporate assets are principally cash and cash equivalents, short-term investments and certain other investments and receivables.

                                  Years ended December 31
                                2000      1999        1998
                             ---------------------------------

Revenues
Adhesive-backed label stock .........................   $ 150,136    $ 155,112    $ 151,561
Frequency control devices ...........................      39,855       26,484       22,798
Other manufacturing .................................      29,205       12,626       13,285
                                                        ---------    ---------    ---------
Consolidated total ..................................   $ 219,196    $ 194,222    $ 187,644
                                                        =========    =========    =========

EBITDA (before corporation allocation)
Adhesive-backed label stock .........................   $      99    $   8,889    $  12,010
Frequency control devices ...........................       4,054        2,640        2,073
Other manufacturing .................................       3,679       (1,188)      (1,411)
Corporate manufacturing expenses ....................      (1,973)      (2,681)      (2,903)
                                                        ---------    ---------    ---------
Total manufacturing .................................       5,859        7,660        9,769
Corporate expenses, gross ...........................      (1,451)      (1,452)        (530)
Restructuring charge - Spinnaker ....................      (1,650)        --           --
                                                        ---------    ---------    ---------
Consolidated total ..................................   $   2,758    $   6,208    $   9,239
                                                        =========    =========    =========

Operating Profit
Adhesive-backed label stock .........................   $  (5,137)   $   4,155    $   8,104
Frequency control devices ...........................       3,345        1,800        1,428
Other manufacturing .................................       3,147       (1,821)      (1,922)
Corporate manufacturing expenses ....................      (1,873)      (2,894)      (3,006)
                                                        ---------    ---------    ---------
Total manufacturing .................................        (518)       1,240        4,604
Unallocated corporate expense .......................      (1,751)      (1,155)        (530)
 Restructuring charge - Spinnaker ....................     (2,708)        --           --
                                                        ---------    ---------    ---------
Consolidated Total ..................................   $  (4,977)   $      85    $   4,074
                                                        =========    =========    =========

Depreciation and Amortization
Adhesive-backed label stock .........................   $   5,236    $   4,785    $   3,906
Frequency control devices ...........................         809          740          645
Other manufacturing .................................         632          528          511
Corporate manufacturing expenses ....................       1,058          967          874
                                                        ---------    ---------    ---------
Consolidated Total ..................................   $   7,735    $   7,020    $   5,936
                                                        =========    =========    =========
Capital expenditures
Adhesive-backed label stock .........................   $   2,631    $   2,625    $   2,219
Frequency control devices ...........................       1,476          804          878
Other manufacturing .................................         216          366          200
                                                        ---------    ---------    ---------
Consolidated Total ..................................   $   4,323    $   3,795    $   3,297
                                                        =========    =========    =========
Total Assets
Adhesive-backed label stock .........................   $ 116,746    $ 105,674    $ 105,759
Frequency control devices ...........................      18,210       10,940        8,898
Other manufacturing .................................      20,193       86,699       19,688
Discontinued Operations:
   Lynch Interactive ................................        --           --        228,342
   Industrial tape business .........................        --           --        110,256
General Corporate ...................................       7,671        7,879        7,353
                                                        ---------    ---------    ---------
Consolidated Total ..................................   $ 162,820    $ 211,192    $ 480,000
                                                        =========    =========    =========

Total operating profit for reportable segments ......   ($  4,977)   $      85    $   4,074
Other profit or loss:
  Investment income .................................       1,481        2,354          199
  Interest expense ..................................     (11,432)     (11,882)      (8,591)
  Impairment of Spinnaker's investment in warrants ..      (2,800)        --           --
  Gain on sales of subsidiary stock .................        --           --          2,090
                                                        ---------    ---------    ---------
   Income (loss) from continuing operations before
   income taxes, minority interests and extraordinary
   items ............................................   ($ 17,728)   $  (9,443)   $  (2,228)
                                                        =========    =========    =========


16.      Quarterly Results of Operations (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999 (in thousands, except per share amounts):

                                                       2000 Three Months Ended
                                            -----------------------------------------------
                                              Mar.31(a)  June 30(a)  Sep. 30    Dec. 31(b)
                                            -----------------------------------------------
Sales and revenues .......................   $ 52,474    $ 53,008   $ 56,192   $ 57,522
Gross profit .............................      6,147       7,560      8,266      4,243
Operating profit (loss) ..................       (142)      1,532        508     (6,875)
Income (loss) from continuing
   operations before extraordinary item ..       (758)        140        226     (5,291)
Net income (loss) ........................        496       1,131        226     (5,291)
Basic  and  diluted  earnings  (loss)  per
share:
   Income (loss) from continuing
   operations before extraordinary item ..       (.53)       0.09       0.15      (3.50)

    Net income (loss) ....................        .35        0.75       0.15      (3.50)



                                                     1999 Three Months Ended
                                            -----------------------------------------------
                                              Mar.31(c) June 30   Sep. 30 (d) Dec. 31 (d)
                                            -----------------------------------------------

Sales and revenues ....................   $ 46,411    $ 47,363    $ 51,070    $ 49,378
Operating profit (loss) ...............       (312)        701       1,013      (1,317)
Income (loss) from continuing
operations before extraordinary item ..       (975)       (500)       (617)     (2,160)
Net income (loss) .....................    (10,991)        427       7,892       1,089
Basic and diluted earnings (loss) per
share:
   Income (loss) from continuing
   operations before extraordinary item      (0.69)      (0.35)      (0.44)      (1.53)

   Net income (loss) ..................      (7.75)       0.30        5.59        (.77)

NOTE:
         a) Includes gain on early extinguishments of debt of $2.2 million after income taxes and minority interests.
         b) Includes restructuring charge of approximately $2.2 million, deferred tax asset valuation allowance of $3.1 million and investment write-down of $2.8 million all at Spinnaker.
         c) Includes write down of PCS licenses of $15.4 million of Lynch Interactive Corporation
         d) Includes gain on sale of Industrial Tape Segment of Spinnaker of $10.4 million after income taxes, and minority interest.



SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
LYNCH CORPORATION
CONDENSED BALANCE SHEET
(In Thousands)

ASSETS
                                                        2000      1999
                                                      ------------------
CURRENT ASSETS
  Cash and Cash Equivalents .......................   $ 1,928   $ 1,154
   Marketable Securities and Short Term Investments        --        24
   Dividend Receivable From Subsidiary ............     1,500      --
   Deferred Income Tax Benefits ...................       412       412
   Other Current Assets ...........................       980        81
                                                      -------   -------
                                                        4,820     1,671

OFFICE EQUIPMENT (Net Depreciation) ...............        16      --

OTHER ASSETS ......................................    16,682    16,643
                                                      -------   -------

TOTAL ASSETS ......................................   $21,518   $18,314
                                                      =======   =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES ...............................   $ 2,303   $ 2,110

LONG TERM LIABILITIES .............................       158       213

TOTAL SHAREHOLDERS' EQUITY ........................    19,057   $15,991
                                                      -------   -------

Total Liabilities and Shareholders' Equity ........   $21,518   $18,314
                                                      =======   =======



CONDENSED FINANCIAL INFORMATION OF REGISTRANT
LYNCH CORPORATION
CONDENSED STATEMENT OF OPERATIONS


(In Thousands)                                                     Year Ended December 31
                                                                 2000        1999        1998
                                                                 ----------------------------
Interest, Dividends & Gains on Sale of Marketable Securities   $   187    $    17    $   128
Dividend from Subsidiary ...................................     1,500       --         --
Interest & Other Income from Subsidiaries ..................       348         23         35
                                                                -------   -------    -------
TOTAL INCOME ...............................................   $ 2,035         40        163

Costs & Expenses:
Unallocated Corporate Administrative Expense ...............     1,451      1,155      1,371

Interest Expense ...........................................        15          7      1,394

Interest Expense to Subsidiaries ...........................      --           23        830
                                                                -------   -------    -------

TOTAL COST AND EXPENSE .....................................     1,466      1,185      3,595
                                                                -------   -------    -------
LOSS BEFORE INCOME TAXES, AND EQUITY IN
 NET INCOME (LOSS) OF SUBSIDIARIES .........................      (569)    (1,145)    (3,432)

Income Tax Benefit .........................................       215        321      1,648
Equity in Net Income (Loss) of Subsidiaries ................    (1,049)      (759)     5,141
                                                                -------   -------    -------

NET INCOME (LOSS) ..........................................   $(1,403)   ($1,583)   $ 3,357
                                                                =======   =======    =======


CONDENSED FINANCIAL INFORMATION OF REGISTRANT
LYNCH CORPORATION
CONDENSED STATEMENTS OF CASH FLOW
(In Thousands)


                                                        Year Ended December 31
                                                   -----------------------------
                                                      2000      1999       1998
                                                   -----------------------------
Cash provided from (used in) Operating Activities   $(2,210)   $   405    $ 1,049
                                                    ========   ========   ========
INVESTING ACTIVITIES:
Investment in Lynch Manufacturing ...............      --          981      3,000
Investment in and advances to PCS Partnerships ..      --         --        3,692
Other ...........................................      --         --         (176)
                                                    -------    -------    -------
NET CASH PROVIDED FROM (USED IN) INVESTING
   ACTIVITIES ...................................      --          981      6,516
                                                    -------    -------    -------
FINANCING ACTIVITIES:
Net Borrowings ..................................      --         --       (7,564)
Lines of Credit .................................      --         --         --
(Purchase) - Sale of Treasury Stock .............     1,191       (523)      --
Issuance of Common Stock ........................     1,809       --         --
Other ...........................................       (16)      --         --

NET CASH (USED IN) PROVIDED FROM FINANCING          -------    -------    -------
   ACTIVITIES ...................................     2,984       (523)    (7,564)
                                                    -------    -------    -------
TOTAL INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS ..................................       774        863          1

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF YEAR ......................................     1,154        291        290
                                                    -------    -------    -------
CASH AND CASH EQUIVALENTS AT END OF YEAR ........   $ 1,928    $ 1,154    $   291
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

NOTE C - DIVIDENDS FROM SUBSIDIARIES

Dividends  paid  to  Lynch   Corporation  from  the  Registrant's   consolidated
subsidiaries  were  $1,500,000  in 2000,  $0 in 1999 and  $3,060,000 in 1998. No
other dividends were received from subsidiaries or investees.

NOTE D - SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR ADDITIONAL INFORMATION.



                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       LYNCH CORPORATION AND SUBSIDIARIES
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                    --------------- ---------------------- ------------------ ----------------- --------------
                                       COLUMN A           COLUMN B             COLUMN C        COLUMN D        COLUMN E
                                                                              ADDITIONS                         BALANCE AT
                                      BALANCE AT          ADDITIONS           CHARGED TO                        END OF PERIOD
                                      BEGINNING     CHARGED TO COSTS AND    OTHER ACCOUNTS
                                      OF PERIOD           EXPENSES             DESCRIBE       DEDUCTIONS
DESCRIPTION                                                                                   DESCRIBE (B)

YEAR ENDED DECEMBER 31, 2000
ALLOWANCE FOR UNCOLLECTIBLE            $361,000          $1,312,000               $ 0         $ 91,000             $1,582,000

YEAR ENDED DECEMBER 31, 1999
ALLOWANCE FOR UNCOLLECTIBLE           $ 395,000           $ 81,000                $ 0         $115,000               $361,000

YEAR ENDED DECEMBER 31, 1998                                                                  $910,000 (A)
ALLOWANCE FOR UNCOLLECTIBLE           $1,448,000          $723,000                $ 0         $866,000               $395,000

(A)      ALLOCATION OF VALUATION ACCOUNT TO SEGMENTS SOLD OR SPUN OFF
(B)      UNCOLLECTIBLE ACCOUNTS WRITTEN OFF ARE NET OF RECOVERIES

Pursuant to the requirements of Section 13 or15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LYNCH CORPORATION

By:s/LOUIS A. GUZZETTI
- ----------------------------------------
        LOUIS A. GUZZETTI
        Chief Executive Officer (Principal
        Executive Officer)
        March 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Signature                                    Capacity                             Date

                                                                                            >
*MARIE J. GABELLI                        Chairman of the board of Directors and
- -----------------
 MARIO J. GABELLI                        Director                                        March 30, 2001

*ANTHONY T. CASTOR, III                  Vice Chairman of the Board and Director         March 30, 2001
- -----------------------
ANTHONY T. CASTOR, III

S/LOUIS A. GUZZETTI, JR.                 Principal Executive Officer and Director        March 30, 2001
- ------------------------
LOUIS A. GUZZETTI, JR.

*E. VAL CERUTTI                          Director                                        March 30, 2001
- ---------------
E. VAL CERUTTI

*AVRUM GRAY                              Director                                        March 30, 2001
- -----------
AVRUM GRAY

*RALPH R. PAPITTO                        Director                                        March 30, 2001
- -----------------
RALPH R. PAPITTO

*ROBERT E. DOLAN                         Director                                        March 30, 2001
- ----------------
ROBERT E. DOLAN

S/ROGER J. DEXTER                        Principal Financial and Accounting Officer      March 30, 2001
- -----------------
ROGER J. DEXTER

By:s/ROGER J. DEXTER                     Attorney in fact
- --------------------
ROGER J. DEXTER

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


4 (a) Purchase Agreement, dated October 18, 1996 (the "Purchase Agreement")among Spinnaker Industries, Inc., a Delaware corporation
     ("Spinnaker"), Brown-Bridge Industries, Inc., a Delaware corporation ("Brown-Bridge"), Central Products Company, a Delaware corporation ("Central Products"), and Entoleter, Inc., ("Entoleter") and together with Brown-Bridge and Central Products, (the "Guarantors") and BT Securities Corporation (the "Initial Purchaser") (incorporated by reference to Exhibit
     4.1 to Registrant's Form 8-K, dated October 23, 1996).

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

     (d) Refinanced Credit Agreement among Spinnaker Coating, Inc., Spinnaker Coating-Maine, Inc. and Entoleter, Inc. as Borrowers, Spinnaker Industries, Inc. as Guarantor, each of the financial institutions listed as Schedule 1 hereto and Transamerica Business Corporation, as Agent, dated August 9, 1999 and the First, Second and Third Amendments thereto (incorporated by reference to Exhibits 10.5, 10.6, 10.7 and 10.8 to Spinnaker's Form 10-K for the year ended December 31, 1999).

     (d)(i) Fourth Amendment to financed Credit Agreement dated April 17, 2000 (incorporated by reference to Exhibit 10.1 to Spinnaker's Form 10-Q for the quarter ended March 31, 2000).

     (d)(ii) Fifth Amendment to Refinanced Credit Agreement dated September 30, 2000 (incorporated by reference to Exhibit 10.1 to Spinnaker's Form 10-Q for the quarter ended September 30, 2000).

     (d)(iv) Sixth Amendment to Refinanced Credit Agreement dated March 2001 (incorporated by reference to Exhibit 10.16 to Spinnaker's Form 10-K for the year ended December 31, 2001).

The Registrant, by signing this Form 10-K Annual Report, agrees to furnish to the Securities and Exchange Commission a copy of any long-term debt instrument where the amount of the securities authorized thereunder does not exceed 10 percent of the total assets of the Registrant on a consolidated basis.

10   *(a) Lynch Corporation 401(k) Savings Plan.

     (b) Acquisition Agreement between Brown-Bridge Acquisition Corporation and `Kimberly-Clark Corporation, dated June 15, 1994 (exhibit omitted) (incorporated by reference to Exhibit 10(c) to Registrant's Form 10-Q for the quarter ended June 10, 1994).+

     *(c) Management  Agreement,  dated as of June 10, 1994, by and among Boyle,
          Fleming, George & Co., Inc. and Safety Railway Service Corporation (incorporated by reference by Exhibit 7.1 to the Registrant's Form 8-K, dated June 13, 1994).

     (d) Subscription Agreement dated March 9, 2000 between Registrant and Mario J. Gabelli (incorporated by reference to Exhibit E to Amendment No. 41 to Schedule 13D of Registrant dated March 15, 2000 filed by Mario J. Gabelli et. al.).


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

     (q) Stock Purchase Agreement between Spinnaker Industries, Inc. and Intertape Polymer Group, Inc., dated April 9, 2000 (incorporated by reference to Exhibit 2.1 to Spinnaker Industries, Inc. Form 8-K, dated August 16, 2000).

     (r) Asset Purchase Agreement by and among Registrant, Spinnaker Electrical Tape Company and Intertape Polymer Group, Inc., dated April 9, 2000 (incorporated by reference to Exhibit 2.2 to Spinnaker Industries, Inc. Form 8-K, dated August 16, 2000.

     (s) Information Statement of Lynch Interactive Corporation's (incorporated by reference to Exhibit 99.1 to Lynch Interactive Corporation's Form 10-A-1, dated August 18, 2000).

     (t) Separation Agreement, dated as of August 31, 2000, between Registrant and Lynch Interactive Corporation (incorporated by reference to Exhibit 2 to Lynch Interactive Corporation's Form 10a-1, dated August 18, 2000).

     *(u) Letter of  Understanding  between  Registrant  and Louis A.  Guzzetti.
          (Incorporated by reference to Exhibit (u) to Registrant's Form 10-K for the year ended December 31, 1999).

     (v)  Note from Louis A. Guzzetti, Jr. to Registrant ++

16   Letter Re: Change in Certifying  Accountant  (incorporated  by reference to
     Exhibit 16 to Registrant's Form 8-K, dated March 19, 1996).

21   Subsidiaries of the Registrant. ++

23   Consent of Ernst & Young ++

24   Powers of Attorney ++

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