Form 10-Q
period 2001-03-31
LYNCH CORP
filed 2001-05-21
CIK 61004

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       or


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.

            Class                                    Outstanding at May 12, 2001

Common Stock, no par value                                   1,510,183

                                      INDEX

                       LYNCH CORPORATION AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets:
                    -      March 31, 2001
                    -      December 31, 2000

                  Condensed Consolidated Statements of Operations:
                    -      Three months ended March 31, 2001 and 2000

                  Condensed Consolidated Statements of Cash Flows:
                    -      Three months ended March 31, 2001 and 2000

                  Notes to Condensed Consolidated Financial Statements:

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Item 3.  Quantitative and Qualitative Disclosure About Market Risk


PART II.    OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES
















                       LYNCH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In Thousands, except share amounts)


                                                               March 31 December 31
                                                                2001       2000
                                                              (unaudited)   (A)
                                                               ---------- ---------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .............................   $  12,379    $  10,543
   Restricted cash .......................................       5,896        6,500
   Receivables, less allowances of $1,317 and $1,582 .....      31,001       35,019
   Inventories ...........................................      34,440       35,139
   Deferred income tax benefits ..........................       6,600        7,624
   Other current assets ..................................       2,117        1,807
                                                                 -----        -----

   TOTAL CURRENT ASSETS ..................................      92,433       96,632

PROPERTY, PLANT AND EQUIPMENT:
   Land ..................................................         672          797
   Buildings and improvements ............................      11,050       11,076
   Machinery and equipment ...............................      42,399       56,951
                                                                ------       ------

                                                                54,121       68,824
Accumulated Depreciation .................................     (29,118)     (27,713)
                                                               -------      -------
                                                                25,003       41,111

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, NET         572       21,589
OTHER ASSETS .............................................       3,490        3,488
                                                                 -----        -----
   TOTAL ASSETS ..........................................   $ 121,498    $ 162,820
                                                             =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable to banks ................................   $  32,640    $  30,288
   Trade accounts payable ................................      18,224       19,251
   Accrued interest payable ..............................       2,549        1,185
   Accrued liabilities ...................................      12,531       15,234
   Customer advances .....................................       2,914        3,916
   Current maturities of long-term debt ..................       1,362        1,376
                                                                 -----        -----

   TOTAL CURRENT LIABILITIES .............................      70,220       71,250

LONG-TERM DEBT ...........................................      61,537       61,350
DEFERRED INCOME TAXES ....................................       6,049        6,752
OTHER LONG-TERM LIABILITIES ..............................       4,331        4,223
MINORITY INTERESTS .......................................           -        3,813

SHAREHOLDERS' EQUITY (Deficit)
   COMMON STOCK, NO PAR VALUE - 10,000,000 SHARES
    AUTHORIZED; 1,513,191 shares issued ..................       5,139        5,139
   ADDITIONAL PAID-IN CAPITAL ............................      10,403       10,403
   RETAINED EARNINGS (ACCUMULATED DEFICIT) ...............     (35,666)         405
   OFFICER'S NOTE RECEIVABLE .............................        (382)        (382)
   ACCUMULATED OTHER COMPREHENSIVE (LOSS) ................         (71)         (71)
   TREASURY STOCK OF 3,008 SHARES, AT COST ...............         (62)         (62)
                                                                ------       ------

TOTAL SHAREHOLDERS' EQUITY (DEFICIT) .....................     (20,639)      15,432
                                                               -------       ------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............   $ 121,498    $ 162,820
                                                             =========    =========

(A)The Balance Sheet at December 31, 2000 been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes



                       LYNCH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, except share amounts)

                                                                   Three Months Ended
                                                                       March 31
                                                                  2001           2000
                                                                  ----           ----

SALES ...................................................   $    53,548    $    52,474

Costs and expenses:
   Manufacturing cost of sales ..........................        48,553         46,327
   Selling and administrative ...........................         5,604          5,756
   Asset impairment and restructuring charges ...........        36,484            533
                                                                 ------         ------

OPERATING LOSS ..........................................       (37,093)          (142)

Other income (expense):
   Investment income ....................................           179            688
   Interest expense .....................................        (2,704)        (3,450)
                                                                 ------         ------
                                                                 (2,525)        (2,762)
                                                                 ------         ------

LOSS BEFORE INCOME TAXES, MINORITY INTERESTS AND
   EXTRAORDINARY ITEM ...................................       (39,618)        (2,904)

(Provision) benefit from income taxes ...................          (570)         1,064
Minority interests ......................................         4,118          1,082
                                                                  -----          -----

LOSS BEFORE EXTRAORDINARY ITEM ..........................       (36,070)          (758)

EXTRAORDINARY ITEM
   Gain on early extinguishments of debt (less income tax
   provision of $1,577 and minority interest of $1,381) .           --           1,254
                                                                 ------          -----

NET INCOME (LOSS)........................................      ($36,070)          $496
                                                               ========        =======

   Weighted average shares outstanding ..................     1,510,000      1,433,000

Basic and diluted earnings (loss) per share:
   Loss before extraordinary item ......................      ($ 23.89)      ($  0.53)
   Extraordinary item ...................................           --            0.88
                                                               -------          ------

NET INCOME (LOSS)........................................      ($ 23.89)       $  0.35
                                                               ========       ========

See accompanying notes






                       LYNCH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                      Three Months Ended
                                                                          March 31
                                                                      2001          2000
                                                                      ----          ----
OPERATING ACTIVITIES
Net income (loss) ................................................   ($36,070)   $    496
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
  Extraordinary item .............................................       --        (1,254)
  Depreciation ...................................................      1,426       1,326
  Amortization of goodwill and other assets ......................        262         198
  Amortization of deferred financing charges .....................        225         278
  Impairment of assets ...........................................     36,053        --
  Deferred taxes .................................................        321        --
  Minority interests .............................................     (4,118)     (1,082)
  Changes in operating assets and liabilities:
    Receivables ..................................................      4,018      (3,505)
    Inventories ..................................................        699         723
    Accounts payable and accrued liabilities .....................     (3,368)      6,438
    Other ........................................................       (309)       (438)
                                                                         ----        ----
Cash provided by (used in) operating activities ..................       (861)      3,180
                                                                         ----       -----

INVESTING ACTIVITIES

Capital expenditures .............................................       (561)       (796)
Restricted cash ..................................................        604      35,119
Other ............................................................         22         (53)
                                                                         ----        ----

Cash provided by investing activities ............................         65      34,270
                                                                        -----      ------

FINANCING ACTIVITIES

Change in notes payable ..........................................      2,525        (708)
Repayment & buy back of long-term debt ...........................       --       (30,659)
Deferred financing costs .........................................       --           (69)
Sale of common stock .............................................       --         3,000
Other ............................................................        107       1,423
                                                                          ---       -----

Cash provided by (used in) financing activities ..................      2,632     (27,013)
                                                                        -----     -------

Net increase in cash and cash equivalents ........................      1,836      10,437
Cash and cash equivalents at beginning of period .................     10,543      13,106
                                                                       ------      ------

Cash and cash equivalents at end of period .......................   $ 12,379    $ 23,543
                                                                     ========    ========

See accompanying notes

A.       Subsidiaries of the Registrant

As of March 31, 2001, the Subsidiaries of the Registrant are as follows:

Subsidiary                                    Owned by Lynch
----------                                    --------------
Lynch Display Technologies, Inc. .........     100.0%
Lynch Systems, Inc. ......................     100.0%
   Lynch International Holding Corporation     100.0%
   Lynch-AMAV LLC ........................      75.0%


M-tron Industries, Inc. ..................     100.0%
   M-tron Industries, Ltd. ...............     100.0%
   Spinnaker Industries, Inc. ............   47.6%(O)/60.4%(V)
      Entoleter, Inc. ....................   47.6%(O)/60.4%(V)
      Spinnaker Coating, Inc. ............   47.6%(O)/60.4%(V)
         Spinnaker Coating-Maine, Inc. ...   47.6%(O)/60.4%(V)

 Notes: (V)=Percentage voting control; (O)=Percentage of equity ownership

B.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

C.       Inventories

Inventories are stated at the lower of cost or market value. At March 31, 2001, inventories were valued by three methods: last-in, first-out (LIFO) - 26%, specific identification - 72%, and first-in, first-out (FIFO) - 2%. At December 31, 2000, the respective percentages were 28%, 71%, and 1%.

(In Thousands)
                           March 31,  December 31,
                             2001      2000
                           ------------------
Raw material and supplies   $ 8,910   $10,172
Work in process .........     4,616     2,796
Finished goods ..........    20,914    22,171
                            -------   -------
  Total Inventories .....   $34,440   $35,139

                            =======   =======

D.     Indebtedness

Spinnaker Industries, Inc. maintains revolving lines of credit at its subsidiaries which total $40 million, $35 million at May 15, 2001 (see Note H) of which $27.8 million was outstanding and $3.4 million was available as of March 31, 2001. In general, the credit facilities are secured by property, plant and equipment, inventory, receivables and common stock of certain subsidiaries and contain certain covenants restricting distributions to the Registrant. Long term debt consists of:

                                                                       March 31, December 31,
                                                                          2001        2000
                                                                        ------------------


Spinnaker Industries, Inc. 10.75% Senior
 Secured Notes due 2006 ............................................   $ 51,135    $ 51,135


Spinnaker subordinated note at a fixed interest rate of 14% due 2003      9,464       9,172

Other ..............................................................      2,300       2,419
                                                                       --------    --------
                                                                         62,899      62,726
Current maturities .................................................     (1,362)     (1,376)
                                                                       --------    --------
                                                                       $ 61,537    $ 61,350
                                                                       ========    ========

E.       Earnings per share
             (deficit)
Basic earnings (deficit) per common share amounts are based on the average number of common shares outstanding during each period, excluding the dilutive effects of options, warrants, and convertible securities of which there were none.

F.       Adoption of SFAS 133/Accounting Change

In June 1988, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. As amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB 133," the provisions of SFAS 133 were adopted by the Company as of January 1, 2001. Adoption of SFAS 133, as amended by SFAS 138, did not have a material impact on the Company's results of operations or financial position during the first quarter of 2001.

G.     Segment Information

The Company is engaged in the manufacture of adhesive-backed label stock, frequency control devices and other manufacturing. The Company measures performance of its segments primarily by revenues, operating profit and EBITDA (operating profit before income taxes, depreciation, amortization and allocated corporate expenses). Identifiable assets of each segment have not changed materially since December 31, 2000, except for the impairment of certain assets as discussed in Note H.

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

                                                              Three Months Ended
                                                                  March 31,
                                                              2001        2000
                                                              ------------------
Sales
     Adhesive backed label stock .........................   $ 37,133    $ 40,286
     Frequency control devices ...........................     10,042       8,410
     Other manufacturing .................................      6,373       3,778
                                                             --------    --------
     Consolidated Total ..................................   $ 53,548    $ 52,474
                                                             ========    ========

EBITDA
     Adhesive backed label stock .........................   ($   258)   $  1,807
     Frequency control devices ...........................        998       1,184
     Other manufacturing .................................      1,024        (151)
     Corporate manufacturing expenses ....................       (300)       (548)
                                                             --------    --------
     Total Manufacturing .................................      1,464       2,292

     Corporate expenses ..................................       (386)       (377)
     Restructuring charge - Spinnaker ....................       (431)       (533)
                                                             --------    --------
     Consolidated Total ..................................   $    647    $  1,382
                                                             ========    ========

Operating Profit (Loss)
     Adhesive backed label stock .........................   ($ 1,576)   $    711
     Frequency control devices ...........................        792       1,020
     Other manufacturing .................................        863        (284)
     Corporate manufacturing expenses ....................       (300)       (604)
                                                             --------    --------
     Total Manufacturing .................................       (221)        843

     Unallocated corporate expenses ......................       (388)       (452)
     Asset impairment and restructuring charge - Spinnaker    (36,484)       (533)
                                                             --------    --------
     Consolidated Total ..................................   ($37,093)   ($   142)
                                                             --------    --------

Total operating loss for reportable segments .............   ($37,093)   ($   142)
Other profit or loss
     Investment Income ...................................        179         688
     Interest expense ....................................     (2,704)     (3,450)
                                                             --------    --------

Income
     before income taxes, minority interest
     and extraordinary items .............................   $(39,618)   $ (2,904)
                                                             ========    ========


H.       Asset Impairment/Subsequent Events

On May 15, 2001, Spinnaker Industries, Inc., a 48% owned subsidiary announced that it intends to cease operations of and close its Spinnaker Coating - Maine, Inc. ("Coating - Maine") facility in Westbrook, Maine. Spinnaker's plan to cease operations was due to Coating - Maine's first quarter operating losses and the additional new capacity in the industry, which made it uneconomical to continue to operate this facility. Spinnaker will focus its efforts on its Troy, Ohio operations where it principally manufacturers specialty coated products. In connection with the closing, Spinnaker has recorded as of March 31, 2001, writedowns of $36 million (non-cash) to reflect the significantly reduced value of the related long-lived assets. In a separate announcement on May 15, 2001, Spinnaker stated that it had sold selected assets from its Maine facility to a division of Avery Dennison Corporation.

The asset impairments resulted from the writedown to fair market value of fixed assets to be taken out of service and held for sale or disposal. The majority of this charge related to the impairment of goodwill associated with the acquisition of Coating - Maine in 1998. As of March 31, 2001, the impairment amount caused a reduction to the carrying value of goodwill and fixed assets by approximately $20.8 million and $15.2 million, respectively. In conjunction with the Main closing, Spinnaker expects to incur severence and related costs in subsequent quarters. Also, on May 15, 2001 the Company amended its Refinanced Credit Facility and the aggregate amount of credit available under the facility was decreased from $40 million to $35 million.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Sales

Revenues for the first quarter of 2001 increased by $1.1 million or 2%, to $53.5 million, from the first quarter of 2000.

Sales from Spinnaker's operations decreased by $3.9 million between the two quarters. Spinnaker's net sales for the quarter ended March 31, 2001 were $38.0 million, compared to $41.8 million in the corresponding 2000 period. The decrease in net sales for 2001 is attributed to lower sales volumes and prices in most pressure-sensitive adhesive backed products. Spinnaker's sales declines were partially offset by a sales volume increase in pressure sensitive postage products. Revenues at M-tron increased by $1.6 million for the three-month period to $10.0 million due to increased demand from the telecommunications industry and increased sales of new product but were lower than anticipated. Current sales trends, order activity and expectations are also lower then anticipated as the infrastructure segment of the communications industry is experiencing both a cyclical and economy related slowing down. Lynch Systems' revenues for the quarter increased by $3.3 million to $5.5 million, reflecting increased production activity on recently received orders for large glass press machines. Current sales trends, ordering activity and backlogs are indicating a much greater than anticipated sales outlook for the balance of 2001 and beyond.

Operating Loss

Operating (loss) for the first quarter 2001 increased by $37.0 million from the operating (loss) in the prior year's first quarter. Spinnaker's operating loss increased by $38.2 million due to an impairment charge of approximately $36 million related to certain long-lived assets associated with closing of the Coating - Maine facility (see discussion at Note H to the condensed consolidated financial statements). Additionally, the 2001 operating results primarily reflect lower operating margins, offset by a reduction in selling and administrative costs primarily the result of closing the Dallas corporate office. Additionally, the first quarter 2000 selling and administrative amounts included a one-time charge of $350,000, primarily severance and termination benefits associated with the Dallas office closing. As discussed in the Spinnaker Annual Report on Form 10-K for the year ended December 31, 2000, Spinnaker recognized certain restructuring charges, primarily affiliated with its Spinnaker Coating and Spinnaker Coating-Maine business. To better concentrate on Coating's strengths and market niche, a decision was made by
Spinnaker management to reorganize and realign the business in the fourth quarter of 2000 and going forward in 2001. For the quarter ended March 31, 2001, Spinnaker incurred additional severance costs of approximately $431,000. These restructuring charges involved the elimination of ten employees. The restructuring reserve was composed of the following:

                                 Balance at       Severance    Restructuring      Balance at
($000's)                     December 31, 2000    Payments       Charges        December 31, 2001
                            ----------------------------------------------------------------------
Severance and related costs     $1,125            $ (217)          $  431          $1,339

There was a $.4 million restructuring charge in the first quarter of 2000 related to Spinnaker's moving its corporate headquarters. M-tron's operating profit decreased by $0.2 million reflecting a slowing down of capital spending for infrastructure equipment in the communications industry from anticipated levels and a change in production and sales mix to lower margin products. Lynch Systems' operating profit increased during the first quarter by $1.4 million from a negative $.4 million in 2000 due to increased sales mentioned above.

Other Income/Expense

Interest expense was $2.7 million for the quarter and decreased by $.7 million primarily due to Spinnaker's repurchase of its Senior Notes.

Tax Provision

The income tax provision (benefit) includes federal, as well as state and local taxes. Because of Spinnaker's losses, a valuation allowance of approximately $14 million was established to offset the income tax benefit for the quarter ended March 31, 2001. For financial reporting purposes, the valuation allowance has been recognized to offset the deferred tax assets generated during the quarter ended March 31, 2001. Spinnaker has approximately $56 million of net operating loss carryforwards available to offset future taxable income, which expire in years 2008 and 2020.

Minority Interest

Minority interests contribution to the net income (loss) increased by $3.0 million for the quarter, from the prior year quarter of 2000 due to the increased losses from operations at Spinnaker. This minority interest allocation reflects the complete elimination of the minority interest equity.

Net Income/Loss

Net loss for the quarter ended March 31, 2001 was $36.1 million, or $23.89 per share, as compared to a net income of $.5 million, or $.35 per share in the quarter ended March 31, 2000. The significant swing is primarily due to the Spinnaker impairment writedown of assets.

FINANCIAL CONDITION

Liquidity/Capital Resources

As of March 31, 2001, the Company had current assets of $92.4 million and current liabilities of $70.2 million. Working capital was therefore $22.2 million as compared to $25.4 million at December 31, 2000. The decrease is primarily due to the short-term bank borrowings by Spinnaker.

First quarter capital expenditures were $.6 million in 2001 and $.8 million in 2000.

At March 31, 2001, total debt was $95.5 million, which was $2.5 million more than the $93.0 million at year end 2000 primarily due to short-term bank borrowings by Spinnaker. Long term debt at March 31, 2001, included $62.5 million of fixed interest rate debt, at an average cash interest rate of 11.2% and $.4 million of variable interest rate debt at an average interest rate of 9.8%. Additionally, the Company had unused lines of credit facilities of which the Spinnaker Credit Facility is a major portion. The Spinnaker Credit Facility is available to support periodic fluctuations in working capital. Credit availability under the Spinnaker Credit Facility is subject to certain variables, such as inventory and receivables eligible to be included in the borrowing base. The Company is charged an unused credit fee every month of 0.375% per annum. Outstanding borrowings bear interest at variable rates related to the prime interest rate or LIBOR. At March 31, 2001, the combined effective interest rate was 8%. In conjunction with the industrial tape sale in 1999, the Spinnaker Credit Facility was refinanced and the aggregate facility was decreased from $60 million to $40 million. The Refinanced Credit Facility will expire July 31, 2002. As of March 31, 2001, aggregate availability under the Refinanced Credit Facility was approximately $31.2 million, of which approximately $27.8 million was outstanding. Spinnaker amended its Refinanced Credit Facility as of March 31, 2001 and was then in compliance with all covenants. As part of this most recent amendment, the aggregate amount of credit available under the facility was decreased from $40 million to $35 million. This change is not expected to reduce the Company's credit availability. Spinnaker anticipates it will require additional covenant relief during 2001.

MARKET RISK

The Company is exposed to market risk relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amounts of interest earned on the Company's cash equivalents and short-term investments (approximately $18.3 million at March 31, 2001). The Company generally finances the debt portion of the acquisition of long-term assets with fixed rate, long-term debt. The Company generally maintains the majority of its debt as fixed rate in nature by borrowing on a fixed long-term basis. The Company does not use derivative financial instruments for trading or speculative purposes. Management does not foresee any significant changes in the strategies used to manage interest rate risk in the near future, although the strategies may be reevaluated as market conditions dictate.

At March 31, 2001, approximately $33.0 million, or 34.5% of the Company's long-term debt and notes payable bears interest at variable rates. Accordingly, the Company's earnings and cash flows are affected by changes in interest rates. Assuming the current level of borrowings for variable rate debt and assuming a one percentage point change in the 2001 average interest rate under these borrowings, it is estimated that the Company's first quarter 2001 interest expense would have changed by less than $0.1 million. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

Forward Looking Information

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

                  See "Market Risk" under Item 2 above.

PART II OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

             (a)   Exhibits - None

            (b)   Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended March 31, 2001


                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              LYNCH CORPORATION
                                                (Registrant)

                                              By: s/Roger J. Dexter
                                                    Roger J. Dexter
                                                     Chief Financial Officer
May 15, 2001