Form 10-Q
period 2001-06-30
LYNCH CORP
filed 2001-08-14
CIK 61004

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
                               -------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 1-106
                    -----


                                LYNCH CORPORATION
                                -----------------
             (Exact name of Registrant as specified in its charter)


            Indiana                                           38-1799862
            -------                                           ---------
(State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                            Identification No.)


401 Theodore Fremd Avenue, Rye, New York                        10580
----------------------------------------                        -----
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

Yes  X    No
   -----    ----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.

  Class                                            Outstanding at July 31, 2001
  -----                                            ----------------------------
Common Stock, no par value                                   1,510,183

                                      INDEX

                       LYNCH CORPORATION AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets:
                    -      June 30, 2001
                    -      December 31, 2000

                  Condensed Consolidated Statements of Operations:
                    -      Three and six months ended June 30, 2001 and 2000

                  Condensed Consolidated Statements of Cash Flows:
                    -      Six months ended June 30, 2001 and 2000

                  Notes to Consolidated Financial Statements:


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Item 3.  Quantitative and Qualitative Disclosure About Market Risk


PART II.    OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders
Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits - None
        (b)  Reports on Form 8-K - None

SIGNATURES













Part 1 - FINANCIAL INFORMATION -
Item 1 - Financial Statements

                       LYNCH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                                                 June 30     December 31
                                                                  2001          2000
                                                               (unaudited)       (A)
                                                               ----------   -----------
ASSETS
CURRENT ASSETS
     Cash and Cash Equivalents ..............................   $  12,475    $  10,543
     Restricted Cash ........................................        --          6,500
     Receivables, less allowances of $577 and $1,582 ........      26,112       35,019
     Inventories ............................................      29,423       35,139
     Deferred income taxes ..................................       6,451        7,624
     Other current assets ...................................       1,760        1,807
                                                                ---------    ---------

     TOTAL CURRENT ASSETS ...................................      76,221       96,632

PROPERTY, PLANT AND EQUIPMENT
     Land ...................................................         682          797
     Buildings and improvements .............................      10,314       11,076
     Machinery and equipment ................................      39,910       56,951
                                                                ---------    ---------
                                                                   50,906       68,824
     Accumulated Depreciation ...............................     (29,188)     (27,713)
                                                                ---------    ---------
                                                                   21,718       41,111

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, NET ..         558       21,589
OTHER ASSETS ................................................       3,164        3,488
                                                                ---------    ---------
    TOTAL ASSETS ............................................   $ 101,661    $ 162,820
                                                                =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable to banks .................................   $  26,783    $  30,288
     Trade accounts payable .................................      15,016       19,251
     Accrued interest payable ...............................       1,180        1,185
     Accrued liabilities ....................................      11,002       15,234
     Customer advances ......................................       3,355        3,916
     Current maturities of long-term debt ...................       2,058        1,376
                                                                ---------    ---------
     TOTAL CURRENT LIABILITIES ..............................      59,394       71,250

LONG TERM DEBT ..............................................      61,690       61,350
DEFERRED INCOME TAXES .......................................       6,095        6,752
OTHER LONG TERM LIABILITIES .................................       3,806        4,223
MINORITY INTERESTS ..........................................        --          3,813

SHAREHOLDERS' EQUITY
   COMMON STOCK, NO PAR OR STATED VALUE - 10,000,000 SHARES
     1,513,191 SHARES ISSUED AND 1,510,000 SHARES OUTSTANDING       5,139        5,139
   ADDITIONAL PAID-IN CAPITAL ...............................      10,403       10,403
  (ACCUMULATED DEFICIT)  RETAINED EARNINGS ..................     (44,339)         405
   OFFICER'S NOTE RECEIVABLE ................................        (394)        (382)
   ACCUMULATED OTHER COMPREHENSIVE LOSS .....................         (71)         (71)
   TREASURY STOCK OF 3,008  SHARES, AT COST .................         (62)         (62)
                                                                ---------    ---------
   TOTAL SHAREHOLDERS' EQUITY ...............................     (29,324)      15,432
                                                                ---------    ---------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............   $ 101,661    $ 162,820
                                                                =========    =========

(A) The Balance Sheet at December 31, 2000 has been derived from the Audited Financial Statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes



                       LYNCH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except share amounts)

                                                            Three Months              Six Months
                                                           Ended June 30            Ended June 30
                                                        ----------------------   ----------------------
                                                        2001          2000        2001           2000
                                                       ---------------------    -----------------------
SALES AND REVENUES ............................   $    45,353    $    53,008    $    98,901    $   105,482

Costs and expenses:
    Manufacturing cost of sales ...............        44,661         45,448         93,214         91,775
    Selling and administrative ................         4,985          6,028         10,589         11,790
    Asset impairment and restructuring charges          1,577         38,061            527
                                                   -----------    -----------    -----------    ----------
OPERATING (LOSS) PROFIT .......................        (5,870)         1,532        (42,963)         1,390

Other income (expense):
    Investment Income .........................           138            273            317            961
    Interest expense ..........................        (2,533)        (2,491)        (5,237)        (5,941)
                                                   -----------    -----------    -----------    ----------
                                                       (2,395)        (2,218)        (4,920)        (4,980)
                                                   -----------    -----------    -----------    ----------
LOSS FROM OPERATIONS BEFORE INCOME
  TAXES, MINORITY INTERESTS AND EXTRAORDINARY
    ITEM ......................................        (8,265)          (686)       (47,883)        (3,590)

(Provision) benefit from income taxes .........          (298)            15           (868)         1,079
Minority interests ............................          (110)           811          4,008          1,893
                                                   -----------    -----------    -----------    ----------
INCOME (LOSS) FROM BEFORE EXTRAORDINARY ITEM ..        (8,673)           140        (44,743)          (618)

EXTRAORDINARY ITEM
     Gain on early extinguishment of debt
    (less income tax provision of
    $1,577 and minority interest of $1,381) ...          --              991           --            2,245
                                                  -----------    -----------    -----------    ----------
NET INCOME (LOSS) .............................   ($    8,673)   $     1,131    ($   44,743)   $     1,627
                                                  ===========    ===========    ===========    ===========
   Weighted average shares outstanding ........     1,510,000      1,510,000      1,510,000      1,472,000
                                                  ===========    ===========    ===========    ===========
Basic and diluted earnings per share:


    Income (loss) before extraordinary item ...         (5.74)          0.09         (29.64)         (0.42)
    Extraordinary item ........................          0.00           0.66           0.00           1.53
                                                   -----------    -----------    -----------    ----------
NET INCOME (LOSS) .............................   ($     5.74)   $      0.75    ($    29.64)   $      1.11
                                                  ===========    ===========    ===========    ===========

See accompanying notes




                       LYNCH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)

                                                           Six Months Ended
                                                                June 30
                                                          2001         2000
                                                         -------     ---------
OPERATING ACTIVITIES
Net income (loss) ...................................   ($44,743)   $  1,627
Adjustment to reconcile net income (loss) to net cash
  provided by operating activities:
     Extraordinary item .............................       --        (2,254)
     Depreciation ...................................      2,807       2,867
     Amortization of goodwill and other assets ......        558         396
     Amortization of deferred financing costs........        225         402
     Impairment of assets and restructuring charges .     38,061         --
     Deferred taxes .................................        516         (63)
     Minority interests .............................     (4,008)        579
    Changes in operating assets and liabilities:
        Receivables .................................      8,907      (6,595)
        Inventories .................................      5,716      (1,684)
        Accounts payable and accrued liabilities ....     (9,033)      7,918
         Other ......................................        930         240
                                                        ---------   -----------
Cash provided by (used in) operating activities .....       (640)       3,442
                                                        ---------   -----------

INVESTING ACTIVITIES

Capital expenditures ................................       (776)     (1,395)
Restricted cash .....................................      6,500          --
                                                       ----------  -----------
Cash provided (used in) by investing activities .....      5,724      (1,395)

FINANCING ACTIVITIES

Change in notes payable .............................     (3,505)        796
Repayment & buy back of long-term debt ..............       --       (54,650)
Deferred financing costs ............................       --           (69)
Sale of common stock ................................       --         3,000
Other ...............................................       (223)        514
                                                        ----------  -----------
Cash (used in) financing activities .................     (3,728)    (51,437)
                                                        ----------  -----------
Net increase in cash and cash equivalents ...........      1,932     (49,390)
Cash and cash equivalents at beginning of period ....     10,543      69,132
                                                        ----------  -----------
Cash and cash equivalents at end of period ..........   $ 12,475    $ 19,742
                                                        ==========  ===========
See accompanying notes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.     Subsidiaries of the Registrant

As of June 30, 2001, the Subsidiaries of the Registrant are as follows:
Subsidiary

                                                                          Owned By Lynch

Lynch Display Technologies, Inc. ........................................  100.0%
Lynch Systems, Inc. .....................................................  100.0%
     Lynch International Holding Corporation ............................  100 .0
     Lynch-AMAV LLC .....................................................   75.0%
M-tron Industries, Inc. .................................................  100.0%
     M-tron Industries, Ltd. ............................................  100.0%
Spinnaker Industries, Inc. ..............................................   47.6%(O)/60.4%(V)
          Entoleter, Inc. ...............................................   47.6%(O)/60.4%(V)
          Spinnaker Coating, Inc. .......................................   47.6%(O)/60.4%(V)
                Spinnaker Coating-Maine, Inc. ...........................   47.6%(O)/60.4%(V)
             Spinnaker Electrical Tape Company ..........................   47.6%(0)/60.4%(V)

Notes: (V)=Percentage voting control; (O)=Percentage of equity ownership

B.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

Although the Company owns 48% of the equity of Spinnaker (60% voting control), under generally accepted accounting principles, the Company is required to all of the losses of Spinnaker since the non-Company interests are not required to absorb their share of the losses (52%) after their investment is absorbed by losses.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The pooling of interests method is no longer permitted for business combinations initiated after June 30, 2001. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

C.       Inventories

Inventories are stated at the lower of cost or market value. At June 30, 2001 and December 31, 2000, inventories were valued by three methods: last-in, first-out (LIFO) 31% specific identification 67%, and first-in, first-out (FIFO)
- 2%. At December 31, 2000, the percentages were 28%, 71%, and 1%, respectively.

(In Thousands)       June 30,   Dec. 31,
                       2001      2000
                     -------------------
Raw materials .....   $ 8,932   $10,172
Work in process ...     3,812     2,796
Finished goods ....    16,679    22,171
                      -------   -------
  Total Inventories   $29,423   $35,139
                      =======   =======

D.       Indebtedness

Spinnaker Industries, Inc. maintains revolving lines of credit at its subsidiaries which total $35 million, of which $23.5 million was outstanding as of June 30, 2001 and it had $2.7 million of available borrowings. In general, the credit facilities are secured by property, plant and equipment, inventory, receivables and common stock of certain subsidiaries and contain certain covenants restricting distributions to the Registrant.

Long term debt consists of:                   June 30,     Dec.31,
                                                2001       2000
                                              ------------------
Spinnaker Industries, Inc. 10.75%
Senior Secured Note due 2006 ..............   $ 51,135    $ 51,135

14% Subordinated Note with PIK interest and
   principal due on January 31, 2003 ......      9,783       9,172

Other .....................................      2,830       2,419
                                              --------    --------
                                                63,748      62,726
Current Maturities ........................     (2,058)     (1,376)
                                              --------    --------
                                              $ 61,690    $ 61,350
                                              ========    ========

E.     Earnings per share

Basic earnings per common share amounts are based on the average number of common shares outstanding during each period, excluding the dilutive effects of options, warrants, and convertible securities of which there were none.

F.   Segment Information

The Company is engaged in the manufacture of adhesive-backed label stock, frequency control devices and other manufacturing. The Company measures performance of its segments primarily by revenues, operating profit and EBITDA (operating profit before income taxes, depreciation, amortization and allocated corporate expenses). Identifiable assets of each segment have not changed materially since December 31, 2000, except for the impairment of certain assets as discussed in Note G.

EBITDA for operating segments is equal to operating profit before interest, taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of value and ability to incur and service debt. EBITDA is not a substitute for operating income or cash flows from operating activities in accordance with generally accepted accounting principles.

Operating profit (loss) is equal to revenues less operating expenses, excluding interest and income taxes.

                                       Three Months Ended          Six Months Ended
                                            June 30                    June 30
                                       -----------------          --------------------
                                          2001          2000         2001        2000
                                       -----------   ---------    ----------   ---------
Revenues:
  Adhesive-backed label stock .......   $  31,627    $  37,332    $  68,760    $  77,618
  Frequency control devices (a) .....       5,762       10,074       15,804       18,484
  Other Manufacturing ...............       7,964        5,602       14,337        9,380
                                        ---------    ---------    ---------    ---------
  Consolidated Total ................   $  45,353    $  53,008    $  98,901    $ 105,482
                                        ---------    ---------    ---------    ---------

EBITDA
  Adhesive-backed label stock .......   $  (3,520)   $   2,161    $  (3,778)   $   3,698
  Frequency control devices (a) .....        (615)       1,310          383        2,494
  Other manufacturing ...............       1,917          766        2,941          615
  Corporate manufacturing expenses ..        (457)        (587)        (757)      (1,141)
                                        ---------    ---------    ---------    ---------
  Total manufacturing ...............      (2,675)       3,650       (1,211)       5,936

  Corporate expenses less mgt. fees .        (249)        (379)        (635)        (756)
  Asset impairment - restructuring ..        (878)        --         (1,309)        (527)
                                        ---------    ---------    ---------    ---------

  Consolidated Total ................   $  (3,802)   $   3,271    $  (3,155)   $   4,653
                                        ---------    ---------    ---------    ---------

Operating Profit
   Adhesive-backed label stock ......   $  (4,506)   $     705    $  (6,082)   $   1,416
   Frequency control devices ........        (832)       1,139          (40)       2,159
   Other manufacturing ..............       1,753          633        2,616          349
   Corporate manufacturing expenses .        (457)        (491)        (757)      (1,101)
                                        ---------    ---------    ---------    ---------
   Total manufacturing ..............       4,042        1,986       (4,263)       2,823

   Unallocated corporate expenses ...        (251)        (454)        (639)        (906)
                                        ---------    ---------    ---------    ---------
Asset impairment - restructuring
         charge - Spinnaker .........      (1,577)        --        (38,061)        (527)
                                        ---------    ---------    ---------    ---------
   Consolidated Total ...............   $  (5,870)   $   1,532    $ (42,963)   $   1,390
                                        =========    =========    =========    =========
Total Operating Profit for reportable   $  (5,870)   $   1,532    $ (42,963)   $   1,390
Other profit or loss
   Investment income ................         138          273          317          961
   Interest expense .................      (2,533)      (2,491)      (5,237)      (5,941)
                                        ---------    ---------    ---------    ---------
Loss from continuing operations
   before income taxes, minority
   interest and extraordinary items .   $  (8,265)   $    (686)   $ (47,883)   $  (3,590)
                                        =========    =========    =========    =========

Note:  a)  Includes one-time write-offs and reversals, as follows:



                           Three Months Ended  Six Months Ended
   (In Thousands)            June 30, 2001      June 30, 2001

Write-off of deferred rights
   offering expenses .......   $(300)            $(300)

Reversal of bonus accrual ..     367               367

Severance expenses .........     (47)              (47)

Inventory write-down .......    (375)             (375)
                               -----              -----
  Total ....................   $(355)            $(355)
                               =====             =====

G.       Asset Impairment and Restructuring Charges




                                           Three Months   Six Months
                                              Ended         Ended
                                          June 30, 2001   June 30, 2001
                                          ------------   -------------

Restructuring charges and asset impairment:
    Severance .............................   $   878       $ 1,309
    Asset impairment ......................       699        36,752

Total asset impairment and restructuring ..   $ 1,577       $38,061
                                              -------       -------
Inventory write-down ......................   $ 3,482       $ 3,482
                                              =======       =======

As discussed in the Spinnaker Annual Report on Form 10-K for the year ended December 31, 2000, Spinnaker recognized certain restructuring charges, primarily affiliated with its Spinnaker Coating and Spinnaker Coating - Maine business. To better concentrate on Coating's strengths and market niche, a decision was made by its management to reorganize and realign the business in the fourth quarter of 2000 and going forward in 2001. The restructuring reserve was composed of the following (in thousands):


                                         Spinnaker's          Spinnaker's
                                     First Quarter 2001    Second Quarter   2001
                                     ------    ------   ------    ------   -------
                                   Balance                                           Balance
                                   12/31/00   Charges  Payments  Charges  Payments  6/30/01
                                   ---------   ------   ------    ------   ------    ------
Severance ......................   $   1,125   $  431   $ (217)   $  878   $ (468)   $1,749


On May 15, 2001, Spinnaker announced that it intended to close its Spinnaker Coating - Maine, Inc. ("Coating - Maine") facility in Westbrook, Maine. The Company's decision to close this facility was made after reviewing the first quarter of 2001 operating losses at Maine and assessing the probability of returning the Maine operations to profitability in light of the substantial new capacity being added to the industry. As a result of the decision, Spinnaker will focus its entire efforts on the Spinnaker Coating operations in Troy, Ohio where it principally manufacturers specialty-coated products. In connection with the closing, Spinnaker has recorded as of June 30, 2001, non-cash write-downs of $36.7 million to reflect the significantly reduced value of the related long-lived assets. Separately, Spinnaker announced it sold selected assets from its Maine facility to Fasson Roll North America, a division of Avery Dennison Corporation.

The asset impairments resulted from the write-down to estimated fair market value of fixed assets to be taken out of service and held for sale or disposal. The majority of this charge related to the impairment of goodwill associated with the acquisition of Coating - Maine in 1998. As of June 30, 2001, the impairment amount caused a reduction to the carrying value of goodwill and fixed assets by approximately $20.8 million and $15.9 million, respectively. In conjunction with the closing and included in restructuring charges, Spinnaker has incurred severance and related costs totaling $.9 million for the quarter ended June 30, 2001 for the termination of 143 employees. Spinnaker expects to incur additional severance related costs and recognize a curtailment gain for the Non-Union defined benefit pension plan during subsequent quarters.

H.       Subsequent Events

Effective July 31, 2001, Louis A. Guzzetti, Jr. resigned from the Board of Directors of the Company. In connection with Mr. Guzzetti's resignation, on August 9, 2001, the Company purchased 12,300 shares of its Common Stock from Mr. Guzzetti for a purchase price of $396,204.56. Such purchase price was equal to the outstanding principal amount and unpaid interest on the loans made by the Company to Mr. Guzzetti on June 5, 2000 and September 20, 2000 to finance his original purchase of such Common Stock (the "Guzzetti Loans"). The Company surrendered the promissory note evidencing the Guzzetti Loans to Mr. Guzzetti in full payment of the purchase price. Also on August 9, 2001, the Company paid $372,931.25 to Mr. Gabelli in full payment of the outstanding principal amount and unpaid interest on the loans made by Mr. Gabelli to the Company on June 5, 2000 and September 20, 2000 to fund the Guzzetti Loans.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Sales and Revenues/Gross Margin

Revenues for the second quarter of 2001 decreased by $7.7 million or 14.4%, to $45.4 million, from the second quarter of 2000. Revenues for the six months ended June 30, 2001 decreased by $6.6 million or 6.2% from the comparable 2000 period reflecting decreased order flow.

Spinnaker's net sales for the quarter ended June 30, 2001 were $32.8 million, compared to $38.5 million in the corresponding 2000 period. The decrease in net sales for 2001 is attributed to lower sales volumes and lower selling prices in most pressure-sensitive products. As a part of Spinnaker's restructuring program, the elimination of non-pressure sensitive product lines in 2000 caused volumes to be lower. Another contributing factor is the ongoing process of the shutdown of its Maine facility.

Spinnaker's gross margin as a percentage of net sales for the quarter ended June 30, 2001 was down 15.9% from the corresponding 2000 period. The primary reason for the lower margin in 2001 was continued price erosion within the pressure sensitive market due to competitive pressures and excess capacity in the industry and overall sluggish economic conditions. These factors also contributed to lower volumes of products sold for the three months ended June 30, 2001. Additionally, Spinnaker incurred higher material costs (primarily at its Maine facility), offset by a reduction in workforce and depreciation. Also contributing to the decrease in gross margin for the second quarter of 2001 was a one-time write-down to inventory, associated with the closing of its Maine facility for approximately $3.5 million.

Spinnaker's net sales for the six month's ended June 30, 2001 were $70.8 million, compared to $80.3 million in the corresponding 2000 period. The decrease in net sales for 2001 is attributed to lower sales volumes in pressure sensitive water based, hot melt and sheet products, in which aggregate volumes decreased approximately 11% over the comparable 2000 period. Net sales in 2001 are also being negatively impacted by the elimination of non pressure-sensitive products, with sales for non-pressure sensitive products for 2001 of approximately $.9 million, compared to $3.5 million for the corresponding 2000 period. Offsetting a portion of these losses in the non-pressure sensitive area are increased sales volumes of pressure sensitive government postage products. Sales of postage products have risen approximately 31% over the corresponding 2000 period.

On a comparable basis, gross margin as a percentage of revenues for the six months ended June 30, 2001 was down 10.7% from the first six months of 2000. Contributing to the decline in gross margin, were higher material costs (primarily at the Coating - Maine facility), along with continued price erosion and volume declines. Consistent with the recent trends in the industry, over capacity and sluggish economic conditions have impaired Spinnaker's operating performance. Through its ongoing restructuring measures, Spinnaker has partially offset these unfavorable impacts through reduction in workforce and depreciation. Also contributing to the decrease in gross margin for the second quarter of 2001 was a one-time write-down to inventory, associated with the closing of Coating - Maine, of approximately $3.5 million.

Revenues at M-tron decreased by $4.3 million or 42.8% to $5.8 million for the second quarter of 2001 due to decreased demand from the infrastructure segment of the telecommunications industry. M-tron's revenues for the first six months of 2001 decreased $2.7 million or 14.5% to $15.8 million due to the same factors. Lynch Systems' revenues for the second quarter of 2001 increased by $2.3 million from the corresponding 2000 period to $6.7 million reflecting increased orders and sales of glass press machines. Lynch Systems revenues for the first six months of 2001 increased $5.6 million from the corresponding 2000 period to $12.3 million for the same reasons.

Operating Loss

Operating loss for the second quarter 2001 was $5.9 million compared to the second quarter 2000 operating profit of $1.5 million on a negative swing of $7.4 million. For the first six months of 2001 operating loss was $43.0 million compared to the corresponding 2000 period's operating profit of $1.4 million.

Spinnaker's loss from operations for the three months ended June 30, 2001 was $1.4 million excluding an impairment charge of approximately $.7 million related to certain long-lived assets associated with the closing of the Coating - Maine facility (see discussion at Note G to the condensed consolidated financial statements) and charges of $4.4 million related to restructuring and one-time inventory write-downs compared to income from operations in the corresponding 2000 period of approximately $.2 million. Additionally, Spinnaker's 2001 operating results reflect lower operating margins, offset by a reduction in selling and administrative costs that are primarily the result of the ongoing restructuring efforts which began in the last quarter of 2000. Spinnaker's restructuring and asset impairment charges were: ( in thousands)

                                       Three Months Ended
                                         June 30, 2001

Restructuring charges:
  Severance ............................   $  878
  Asset impairment .....................      699

Total restructuring and asset impairment   $1,577
                                           ======
Inventory write-down ...................   $3,482
                                           ======

As discussed in Spinnaker's Annual Report on Form 10-K for the year ended December 31, 2000, Spinnaker recognized certain restructuring charges, primarily affiliated with its Spinnaker Coating - Maine business. To better concentrate on Coating's strengths and market niche, a decision was made by Spinnaker's management to reorganize and realign the business in the fourth quarter of 2000 and going forward in 2001. The restructuring reserve was composed of the following (in thousands):


                                                    Spinnaker's                            Spinnaker's
                                                 First Quarter 2001                    Second Quarter 2001
                                          ------------------- ------------------- ---------------- -------------------
                        Balance                                                                                         Balance
                        12/31/00            Charges            Payments            Charges           Payments          6/30/01
                      ------------------- ------------------- ------------------- ---------------- ------------------- -----------
Severance               $ 1,125               $ 431             $ (217)            $ 878             $ (468)          $ 1,749

Spinnaker expects to incur additional severance related costs and recognize a curtailment gain during subsequent quarters for the non-union defined benefit pension plan.

Spinnaker's  loss from  continuing  operations for the six months ended June 30,
2001  was  approximately   $45.0  million,   compared  to  $.2  million  in  the
corresponding 2000 period.

Spinnaker also recognized charges of $41.5 million in the first half of 2001. The charge relates to the continued restructuring efforts that began in the fourth quarter of 2000 and a write-down of assets affiliated with Coating - Maine. Spinnaker's restructuring and asset impairment charges were: (in thousands)

                                                          Six Months Ended
                                                            June 30, 2001
Restructuring charges:
  Severance ...............................................   $ 1,309
  Asset impairment ........................................    36,752
Total restructuring and asset impairment                      -------
                                                              $38,061

Inventory write-down ......................................   $ 3,482
                                                              =======


For the 2001 second quarter M-tron had an operating loss of $.8 million compared to an operating profit of $1.1 million in the second quarter of 2000 due to decreased sales volumes mentioned above. For the first six months of 2001, M-tron's operating loss was $40,000 compared to an operating profit for the corresponding 2000 period of $2.2 million due to the reduction in revenue factors mentioned above. Included in M-tron's results for both the three and six month periods of 2001 are the following one-time charges and reversals:

                                              Three Months Ended   Six Months Ended
   (In Thousands)                              June 30, 2001        June 30, 2001
                                              -------------------- ---------------
Write-off of deferred rights offering expenses     $(300)               $(300)
                                                    -----               -----
Reversal of bonus accrual ....................       367                  367
                                                    -----               -----
Severance expenses ...........................       (47)                 (47)
                                                    -----               -----
Inventory write-down .........................      (375)                (375)
                                                    -----               -----
  Total ......................................      $(355)              $(355)
                                                    =====               =====


For the 2001 second quarter, Lynch Systems had an operating profit of $1.7 million compared to an operating profit of $.7 million in the second quarter of 2000. For the first six month period of 2001 Lynch Systems also had an operating profit of $2.7 million compared to an operating profit of $.3 million in the comparable period in 2000. This turnaround for both periods at Lynch Systems is due to the increased sales mentioned above and better absorption of overhead.

Other Income (Expense), Net

Investment income decreased for the three and the six months ended June 30, 2001 due to the buy back of debt with the net proceeds of the 2000 sale of Spinnaker's industrial tape units, which were invested in short term instruments during the earlier 2000 periods.

Interest expense was $2.5 million for the second quarter 2001 which was comparable to the corresponding period in 2000. During the six-month period ended June 30, 2001, interest expense decreased by $.7 million from the corresponding period in 2000. This reduction was primarily due to Spinnaker's repurchase of its Senior Notes in the later part of 2000.

Tax Provision

The income tax (provision) benefit includes federal, as well as state and local taxes. Because of Spinnaker's losses, a valuation allowance of approximately $3.0 and $17.0 million was established to offset the income tax benefit for the three and six months ended June 30, 2001. For financial reporting purposes, the valuation allowance has been recognized to offset the deferred tax assets generated during the period. Spinnaker has approximately $60 million of net operating loss carryforwards available to offset future taxable income, which expire in the years 2008 through 2020.

Minority Interest

Minority interests contribution to the net income (loss) decreased by $.9 million for the second quarter 2001 from the corresponding period in 2000 due to a profit at a 75% owned foreign subsidiary of Lynch Systems and the previous total absorption of the Spinnaker minority interests equity from previous Spinnaker losses. For the six months ended June 30, 2001, the minority interest benefit increased due to increased Spinnaker losses. The minority interest equity was fully absorbed during the first quarter of 2001. Although the Company owns 48% of the equity of Spinnaker (60% voting control), under generally accepted accounting principles, the Company is required to all of the losses of Spinnaker since the non-Company interests are not required to absorb their share of the losses (52%) after their investment is absorbed by losses.

Net Income/Loss

Net loss for the second quarter 2001 was $8.7 million compared to a net income of $1.1 million in the year earlier quarter. The $9.8 million negative swing is primarily due to increased Spinnaker losses primarily generated by minority write-downs, asset impairment charges and restructuring charges. Net loss for the six months ended June 30, 2001 was $44.8 million, or $29.64 per share, as compared to a net income of $1.6 million, or $1.11 per share in the previous year's six month period.

Backlog/New Orders

Total backlog of manufactured products from continuing operations at June 30, 2001 was $18.1 million, which represents a decrease of $7.8 million from the backlog of $25.9 million at December 31, 2000. Decreased order receipt at M-tron accounted for the significant decrease to the backlog at June 30, 2001. Lynch Systems' backlog increased by $2.1 million from December 31, 2000 to June 30, 2001.

FINANCIAL CONDITION

Liquidity/Capital Resources

As of June 30, 2001, the Company had current assets of $76.2 million and current liabilities of $59.4 million. Working capital was therefore $16.8 million as compared to $25.4 million at December 31, 2000. The decrease is primarily due to the deteriorated operating results at Spinnaker and M-tron.

First six months capital expenditures were $.8 million in 2001 and $1.4 million in 2000. The Company plans to spend approximately $2.0 million on capital expenditures for the year and anticipates that it will have sufficient cash flow from operations and borrowing availability under various credit facilities at its subsidiaries to fund such capital expenditure plans.

At June 30, 2001, total debt was $91.5 million, of which Spinnaker accounted for $85.1 million, which was $20.5 million less than the $93.0 million at the end of 2000. The reduction is primarily due to principal repayments. Long term debt at June 30, 2001 included $63.1 million of fixed interest rate debt, at an average cash interest rate of 11.3% and $27.9 million of variable interest rate debt at an average interest rate of 9.2%. Additionally, the Company had unused lines of credit facilities of which the Spinnaker Credit Facility is a major portion. The Spinnaker Credit Facility is available to fund acquisitions and support periodic fluctuations in working capital. Credit availability under the Spinnaker Credit Facility is subject to certain variables, such as inventory and receivables eligible to be included in the borrowing base. The Company is charged an available credit fee of 0.375% per annum. Outstanding borrowings bear interest at variable rates related to the prime interest rate or LIBOR. At June 30, 2001, the combined effective interest rate was 6.99%. The Refinanced Credit Facility will expire July 31, 2002. As of June 30, 2001 aggregate availability under the Refinanced Credit Facility was approximately $26.2 million, of which approximately $23.5 million was outstanding.

The Company does not at present have credit facilities at the parent company level. Management believes it has adequate working capital at this level to fund current operations into the near future.

The Company may from time to time make acquisitions which would probably be financed with a significant component of debt. This acquisition debt as well as current debt outstanding would contain restrictions on the amount of readily available funds that can be transferred to the Company from its subsidiaries.

Subsequent Events

Effective July 31, 2001, Louis A. Guzzetti, Jr. resigned from the Board of Directors of the Company. In connection with Mr. Guzzetti's resignation, on August 9, 2001, the Company purchased 12,300 shares of its Common Stock from Mr. Guzzetti for a purchase price of $396,204.56. Such purchase price was equal to the outstanding principal amount and unpaid interest on the loans made by the Company to Mr. Guzzetti on June 5, 2000 and September 20, 2000 to finance his original purchase of such Common Stock (the "Guzzetti Loans"). The Company surrendered the promissory note evidencing the Guzzetti Loans to Mr. Guzzetti in full payment of the purchase price. Also on August 9, 2001, the Company paid $372,931.25 to Mr. Gabelli in full payment of the outstanding principal amount and unpaid interest on the loans made by Mr. Gabelli to the Company on June 5, 2000 and September 20, 2000 to fund the Guzzetti Loans.

Accounting and Reporting Policies

Impact of Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The pooling of interests method is no longer permitted for business combinations initiated after June 30, 2001. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

MARKET RISK

There has been no significant change in market risk since December 31, 2000. The Company is exposed to market risk relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amounts of interest earned on the Company's cash equivalents and short-term investments (approximately $12.5 million at June 30, 2001). The Company generally finances the debt portion of the acquisition of long-term assets with fixed rate, long-term debt. The Company generally maintains the majority of its debt as fixed rate in nature by borrowing on a fixed long-term basis. The Company does not use derivative financial instruments for trading or speculative purposes. Management does not foresee any significant changes in the strategies used to manage interest rate risk in the near future, although the strategies may be reevaluated as market conditions dictate.

At June 30, 2001, approximately $27.5 million, or 30% of the Company's long-term debt and notes payable bears interest at variable rates. Accordingly, the Company's earnings and cash flows are affected by changes in interest rates. Assuming the current level of borrowings for variable rate debt and assuming a one percentage point change in the 2001 average interest rate under these borrowings, it is estimated that the Company's six months 2001 interest expense would have changed by less than $.2 million. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

Forward Looking Information

Included in this Management Discussion and Analysis of Financial Condition and Results of Operations are certain forward looking financial and other information, including without limitation matters relating to Spinnaker and Market Risk. It should be recognized that such information are projections, estimates or forecasts based on various assumptions, including without limitation, meeting its assumptions regarding expected operating performance and other matters specifically set forth, as well as the expected performance of the economy as it impacts the Company's businesses, government and regulatory actions and approvals, and tax consequences, and the risk factors and cautionary statements set forth in reports filed by the Company and Spinnaker with the Securities and Exchange Commission. As a result, such information is subject to uncertainties, risks and inaccuracies, which could be material.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

                  See "Market Risk" under Item 2 above.

PART II OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

At the Annual Meeting of Stockholders of the Registrant held on May 11, 2001 the following persons were elected as Directors with the following votes:

         Name            Votes For  Votes Withheld
         ----            ---------  --------------
E. Val Cerutti .......   1,397,809   4886
Robert E. Dolan ......   1,397,704   4991
Mario J. Gabelli .....   1,397,764   4931
Avrum Gray ...........   1,397,709   4986
Louis A. Guzzetti, Jr    1,397,649   5046
Ralph R. Papitto .....   1,397,809   4886


Item 6.  Exhibits  and  Reports  on  Form  8-K

(a)  Exhibits Credit Agreement Amendments

(b)  Reports on Form 8-K
        No reports on Form 8-K were filed during the quarter ended June 30, 2001

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    LYNCH CORPORATION
                                                      (Registrant)

                                               By: s/Roger J. Dexter
                                                   ---------------------------
                                                    Roger J. Dexter
                                                    Chief Financial Officer
August 14, 2001