Form 10-Q/A
period 2001-06-30
LYNCH CORP
filed 2001-08-29
CIK 61004

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A-1
                                  -------------
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
                               -------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File No. 1-106
                    -----


                                LYNCH CORPORATION
                                -----------------
             (Exact name of Registrant as specified in its charter)


         Indiana                                               38-1799862
         -------                                              ------------
(State or other jurisdiction of                               I.R.S. Employer
incorporation or organization)                              Identification No.)


401 Theodore Fremd Avenue, Rye, New York                          10580
----------------------------------------                          -----
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

                                      INDEX

                       LYNCH CORPORATION AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited) (as amended August 29, 2001 to correct transposition errors made during the EDGAR process)

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


PART II.    OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders
Item 6.  Exhibits and Reports on Form 8-K
(a)      Exhibits - None
(b)      Reports on Form 8-K - None



SIGNATURES

Part 1 - FINANCIAL INFORMATION -
Item 1 - Financial Statements

                       LYNCH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                                                 June 30      December 31
                                                                  2001           2000
                                                               (unaudited)       (A)
                                                               ----------    ----------
ASSETS
CURRENT ASSETS
     Cash and Cash Equivalents ..............................   $  12,475    $  10,543
     Restricted Cash ........................................        --          6,500
     Receivables, less allowances of $577 and $1,582 ........      26,112       35,019
     Inventories ............................................      29,423       35,139
     Deferred income taxes ..................................       6,451        7,624
     Other current assets ...................................       1,760        1,807
                                                                ---------    ---------
     TOTAL CURRENT ASSETS ...................................      76,221       96,632

PROPERTY, PLANT AND EQUIPMENT
     Land ...................................................         682          797
     Buildings and improvements .............................      10,314       11,076
     Machinery and equipment ................................      39,910       56,951
                                                                ---------    ---------
                                                                   50,906       68,824
     Accumulated Depreciation ...............................     (29,188)     (27,713)
                                                                ---------    ---------
                                                                   21,718       41,111

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, NET ..         558       21,589
OTHER ASSETS ................................................       3,164        3,488
                                                                ---------    ---------
    TOTAL ASSETS ............................................   $ 101,661    $ 162,820
                                                                =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable to banks .................................   $  26,783    $  30,288
     Trade accounts payable .................................      15,016       19,251
     Accrued interest payable ...............................       1,180        1,185
     Accrued liabilities ....................................      11,002       15,234
     Customer advances ......................................       3,355        3,916
     Current maturities of long-term debt ...................       2,058        1,376
                                                                ---------    ---------
     TOTAL CURRENT LIABILITIES ..............................      59,394       71,250

LONG TERM DEBT ..............................................      61,690       61,350
DEFERRED INCOME TAXES .......................................       6,095        6,752
OTHER LONG TERM LIABILITIES .................................       3,806        4,223
MINORITY INTERESTS ..........................................        --          3,813

SHAREHOLDERS' EQUITY
   COMMON STOCK, NO PAR OR STATED VALUE - 10,000,000 SHARES
     1,513,191 SHARES ISSUED AND 1,510,183 SHARES OUTSTANDING       5,139        5,139
   ADDITIONAL PAID-IN CAPITAL ...............................      10,403       10,403
  (ACCUMULATED DEFICIT)  RETAINED EARNINGS ..................     (44,339)         405
   OFFICER'S NOTE RECEIVABLE ................................        (394)        (382)
   ACCUMULATED OTHER COMPREHENSIVE LOSS .....................         (71)         (71)
   TREASURY STOCK OF 3,008  SHARES, AT COST .................         (62)         (62)
                                                                ---------    ---------
   TOTAL SHAREHOLDERS' EQUITY ...............................     (29,324)      15,432
                                                                ---------    ---------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............   $ 101,661    $ 162,820
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

See accompanying notes



                       LYNCH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except share amounts)

                                                          Three Months                 Six Months
                                                          Ended June 30               Ended June 30
                                                     ----------------------      ----------------------
                                                         2001       2000             2001       2000
                                                     ---------------------       -----------------------
SALES AND REVENUES ............................   $    45,353    $    53,008    $    98,901    $   105,482

Costs and expenses:
    Manufacturing cost of sales ...............        44,661         45,448         93,214         91,775
    Selling and administrative ................         4,985          6,028         10,589         11,790
    Asset impairment and restructuring charges          1,577             --         38,061            527
                                                  -----------    -----------    -----------    -----------
OPERATING (LOSS) PROFIT .......................        (5,870)         1,532        (42,963)         1,390

Other income (expense):
    Investment Income .........................           138            273            317            961
    Interest expense ..........................        (2,533)        (2,491)        (5,237)        (5,941)
                                                  -----------    -----------    -----------    -----------
                                                       (2,395)        (2,218)        (4,920)        (4,980)
                                                  -----------    -----------    -----------    -----------
LOSS FROM OPERATIONS BEFORE INCOME TAXES,
MINORITY INTERESTS AND EXTRAORDINARY ITEM .....        (8,265)          (686)       (47,883)        (3,590)

(Provision) benefit from income taxes .........          (298)            15           (868)         1,079
Minority interests ............................          (110)           811          4,008          1,893
                                                  -----------    -----------    -----------    -----------
INCOME (LOSS) FROM BEFORE EXTRAORDINARY ITEM ..        (8,673)           140        (44,743)          (618)

EXTRAORDINARY ITEM
     Gain on early extinguishment of debt (less
     income tax provision of $1,577 and
     minority interest of $1,381) .............          --              991           --            2,245
                                                  -----------    -----------    -----------    -----------
NET INCOME (LOSS) .............................   ($    8,673)   $     1,131    ($   44,743)   $     1,627
                                                  ===========    ===========    ===========    ===========
   Weighted average shares outstanding ........     1,510,000      1,510,000      1,510,000      1,472,000
                                                  ===========    ===========    ===========    ===========
Basic and diluted earnings per share:


    Income (loss) before extraordinary item ...   $     (5.74)   $      0.09    $    (29.64)   $     (.42)
    Extraordinary item ........................          0.00           0.66           0.00           1.53
                                                  -----------    -----------    -----------    -----------
NET INCOME (LOSS) .............................   ($     5.74)   $      0.75    ($    29.64)   $      1.11
                                                  ===========    ===========    ===========    ===========


See accompanying notes




                       LYNCH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)
                                                         Six Months Ended
                                                             June 30
                                                         2001        2000
                                                      ----------  ----------
OPERATING ACTIVITIES

Net income (loss) .................................   $(44,743)   $  1,627
Adjustment to reconcile net income (loss) to net
cash provided by (used in) operating activities:
     Extraordinary item ...........................       --        (2,245)
     Depreciation .................................      2,807       2,867
     Amortization of goodwill and other assets ....        558         396
     Amortization of deferred financing costs .....        225         402
     Impairment of assets and restructuring charges     38,061
     Deferred taxes ...............................        516         (63)
     Minority interests ...........................     (4,008)        579
     Changes in operating assets and liabilities:
        Receivables ...............................      8,907      (6,595)
        Inventories ...............................      5,716      (1,684)
        Accounts payable and accrued liabilities ..     (9,033)      7,918
        Other .....................................        930         240
                                                      --------    --------
Cash provided by (used in) operating activities ...        (64)      3,442
                                                      --------    --------
INVESTING ACTIVITIES

Capital expenditures ..............................       (776)     (1,395)
Restricted Cash ...................................      6,500        --
                                                      --------    --------
Cash provided by (used in) investing activities ...      5,724      (1,395)
                                                      --------    --------
FINANCING ACTIVITIES

Change in notes payable ...........................     (3,505)        796
Repayment & buy back of long-term debt ............       --       (54,650)
Deferred financing costs ..........................       --           (69)
Sale of common stock ..............................       --         3,000
Other .............................................       (223)       (514)
                                                      --------    --------
Cash (used in) financing activities ...............     (3,728)    (51,437)
                                                      --------    --------
Net increase in cash and cash equivalents .........      1,932     (49,390)
Cash and cash equivalents at beginning of period ..     10,543      69,132
                                                      --------    --------
Cash and cash equivalents at end of period ........   $ 12,475    $ 19,742
                                                      ========    ========

See accompanying notes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.     Subsidiaries of the Registrant
--     ------------------------------

As of June 30, 2001, the Subsidiaries of the Registrant are as follows:

Subsidiary                                                                   Owned By Lynch
----------                                                                   --------------
Lynch Display Technologies, Inc. ........................................   100.0%
Lynch Systems, Inc. .....................................................   100.0%
     Lynch International Holding Corporation ............................   100.0%
     Lynch-AMAV LLC .....................................................    75.0%
M-tron Industries, Inc. .................................................   100.0%
     M-tron Industries, Ltd. ............................................   100.0%
Spinnaker Industries, Inc. ..............................................   47.6%(O)/60.4%(V)
          Entoleter, Inc. ...............................................   47.6%(O)/60.4%(V)
          Spinnaker Coating, Inc. .......................................   47.6%(O)/60.4%(V)
                Spinnaker Coating-Maine, Inc. ...........................   47.6%(O)/60.4%(V)
             Spinnaker Electrical Tape Company ..........................   47.6%(O)/60.4%(V)

Notes: (V)=Percentage voting control; (O)=Percentage of equity ownership

B. Basis of Presentation
--  ---------------------

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

Although the Company owns 48% of the equity of Spinnaker (60% voting control), under generally accepted accounting principles, the Company is required to absorb all of the losses of Spinnaker since the non-Company interests are not required to absorb their share of the losses (52%) after their investment is absorbed by losses.

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

Long term debt consists of:
                                                    June 30,    Dec.31,
                                                      2001       2000
                                                    ------------------
Spinnaker Industries, Inc. 10.75% Senior Secured
   Note due 2006 ...............................   $ 51,135    $ 51,135

14% Subordinated Note with PIK interest and
   principal due on January 31, 2003 ...........      9,783       9,172

Other ..........................................      2,830       2,419
                                                   --------    --------
                                                     63,748      62,726
Current Maturities .............................     (2,058)     (1,376)
                                                   --------    --------
                                                   $ 61,690    $ 61,350
                                                   ========    ========

E.     Earnings per share
--     ------------------

Basic earnings per common share amounts are based on the average number of common shares outstanding during each period, excluding the dilutive effects of options, warrants, and convertible securities of which there were none.

F.   Segment Information
--   -------------------

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

Operating profit (loss) is equal to revenues less operating expenses, excluding interest and income taxes.

                                                           Three Months Ended         Six Months Ended
                                                                 June 30                  June 30
                                                        ------------------------    ---------------------
                                                           2001          2000          2001      2000
                                                        ------------------------    ---------------------
Revenues:
  Adhesive-backed label stock ........................   $  31,627    $  37,332    $  68,760    $  77,618
  Frequency control devices (a) ......................       5,762       10,074       15,804       18,484
  Other Manufacturing ................................       7,964        5,602       14,337        9,380
                                                         ---------    ---------    ---------    ---------
  Consolidated Total .................................   $  45,353    $  53,008       98,901    $ 105,482
                                                         ---------    ---------    ---------    ---------

EBITDA
  Adhesive-backed label stock ........................   $  (3,520)   $   2,161    $  (3,778)   $   3,968
  Frequency control devices (a) ......................        (615)       1,310          383        2,494
  Other manufacturing ................................       1,917          766        2,941          615
  Corporate manufacturing expenses ...................        (457)        (587)        (757)      (1,141)
                                                         ---------    ---------    ---------    ---------
  Total manufacturing ................................      (2,675)       3,650       (1,211)       5,936

  Corporate expenses .................................        (249)        (379)        (635)        (756)
  Asset impairment - restructuring ...................        (878)        --         (1,309)        (527)
                                                         ---------    ---------    ---------    ---------
  Consolidated Total .................................   $  (3,802)   $   3,271    $  (3,155)   $   4,653
                                                         ---------    ---------    ---------    ---------
Operating Profit
   Adhesive-backed label stock .......................   $  (4,506)   $     705    $  (6,082)   $   1,416
   Frequency control devices .........................        (832)       1,139          (40)       2,159
   Other manufacturing ...............................       1,753          633        2,616          349
   Corporate manufacturing expenses ..................        (457)        (491)        (757)      (1,101)
                                                         ---------    ---------    ---------    ---------
   Total manufacturing ...............................      (4,042)       1,986       (4,263)       2,823

   Unallocated corporate expenses ....................        (251)        (454)        (639)        (906)
   Asset impairment - restructuring charge - Spinnaker      (1,577)        --        (38,061)        (527)
                                                         ---------    ---------    ---------    ---------
   Consolidated Total ................................   $  (5,870)   $   1,532    $ (42,963)   $   1,390
                                                         =========    =========    =========    =========

Total Operating Profit for reportable
   segments ..........................................      (5,870)   $   1,532      (42,963)   $   1,390
Other profit or loss
   Investment income .................................         138          273          317          961
   Interest expense ..................................      (2,533)      (2,491)      (5,237)      (5,941)
                                                         ---------    ---------    ---------    ---------
Loss from continuing operations
   before income taxes, minority
   interest and extraordinary items ..................   $  (8,265)   $    (686)   $ (47,883)   $  (3,590)
                                                         =========    =========    =========    =========


Note:  (a)  Includes one-time write-offs and reversals, as follows:

                                            Three Months Ended  Six Months Ended
   (In Thousands)                              June 30, 2001      June 30, 2001
                                            ------------------  -----------------
Write-off of deferred rights offering expenses     $(300)           $ (300)
Reversal of bonus accrual ....................       367               367
Severance expenses ...........................       (47)              (47)
Inventory write-down .........................      (375)             (375)
                                                   -----             -----
 Total ......................................      $(355)            $(355)
                                                   =====             =====

G.       Asset Impairment and Restructuring Charges
--       ------------------------------------------

                                           Three Months    Six Months
                                              Ended          Ended
                                           June 30, 2001  June 30, 2001
                                           ------------   -------------
Restructuring charges and asset impairment:
    Severance ..........................     $   878        $ 1,309
    Asset impairment ...................         699         36,752

Total asset impairment and restructuring     $ 1,577        $38,061
                                             -------        -------

Inventory write-down ...................     $ 3,482        $ 3,482
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

                                 Spinnaker's           Spinnaker's
                              First Quarter 2001      Second Quarter 2001
                          ------------------------ ------------------------
               Balance                                                        Balance
               12/31/00     Charges      Payments     Charges     Payments    6/30/01
             -----------  -----------  -----------  -----------  ----------  ----------
Severance     $ 1,125        $ 431       $ (217)      $ 878       $ (468)     $ 1,749


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

H.       Subsequent Events
--       -----------------

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         -----------------------------------------------------------

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

Revenues at M-tron decreased by $4.3 million or 42.8% to $5.8 million for the second quarter of 2001 due to decreased demand from the infrastructure segment of the telecommunications industry. M-tron's revenues for the first six months of 2001 decreased $2.7 million or 14.5% to $15.8 million due to the same factors. Lynch Systems' revenues for the second quarter of 2001 increased by $2.3 million from the corresponding 2000 period to $6.7 million reflecting increased orders and sales of glass press machines. Lynch Systems' revenues for the first six months of 2001 increased $5.6 million from the corresponding 2000 period to $12.3 million for the same reasons.

Operating Loss

Operating loss for the second quarter 2001 was $5.9 million compared to the second quarter 2000 operating profit of $1.5 million on a negative swing of $7.4 million. For the first six months of 2001 operating loss was $43.0 million compared to the corresponding 2000 period's operating profit of $1.4 million.

Spinnaker's loss from operations for the three months ended June 30, 2001 was $1.4 million excluding an impairment charge of approximately $.7 million related to certain long-lived assets associated with the closing of the Coating - Maine facility (see discussion at Note G to the condensed consolidated financial statements) and charges of $4.4 million related to restructuring and one-time inventory write-downs compared to income from operations in the corresponding 2000 period of approximately $.2 million. Additionally, Spinnaker's 2001 operating results reflect lower operating margins, offset by a reduction in selling and administrative costs that are primarily the result of the ongoing restructuring efforts which began in the last quarter of 2000. Spinnaker's restructuring and asset impairment charges were: ( in thousands)

                                      Three Months Ended
                                        June 30, 2001
                                        -------------
Restructuring charges:
  Severance ............................   $  878
  Asset impairment .....................      699

Total restructuring and asset impairment   $1,577
                                           ------
Inventory write-down ...................   $3,482
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

                                Spinnaker's            Spinnaker's
                             First Quarter 2001     Second Quarter 2001
                Balance                                                   Balance
                12/31/00    Charges    Payments    Charges    Payments     6/30/01
              ----------   --------    --------   ---------   --------   ---------
Severance        $ 1,125    $ 431      $ (217)     $ 878      $ (468)     $ 1,749


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

                                                           Six Months Ended
                                                            June 30, 2001
Restructuring charges:
  Severance ...............................................   $ 1,309
  Asset impairment ........................................    36,752
                                                              -------
Total restructuring and asset impairment                      $38,061

  Inventory write-down                                        $ 3,482
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

                                                Three Months Ended  Six Months Ended
(In Thousands)                                    June 30, 2001      June 30, 2001
                                                ----------------    ---------------

Write-off of deferred rights offering expenses       $(300)            $(300)
Reversal of bonus accrual                              367               367
Severance expenses                                     (47)              (47)
Inventory write-down                                  (375)             (375)
                                                     -----             -----
  Total                                              $(355)            $(355)
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

Minority Interest

Minority interests contribution to the net income (loss) decreased by $.9 million for the second quarter 2001 from the corresponding period in 2000 due to a profit at a 75% owned foreign subsidiary of Lynch Systems and the previous total absorption of the Spinnaker minority interests equity from previous Spinnaker losses. For the six months ended June 30, 2001, the minority interest benefit increased due to increased Spinnaker losses. The minority interest equity was fully absorbed during the first quarter of 2001. Although the Company owns 48% of the equity of Spinnaker (60% voting control), under generally accepted accounting principles, the Company is required to absorb all of the losses of Spinnaker since the non-Company interests are not required to absorb their share of the losses (52%) after their investment is absorbed by losses.

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

At June 30, 2001, total debt was $90.5 million, of which Spinnaker accounted for $85.1 million, which was $2.5 million less than the $93.0 million at the end of 2000. The reduction is primarily due to principal repayments. Long term debt at June 30, 2001 included $63.1 million of fixed interest rate debt, at an average cash interest rate of 11.3% and $27.9 million of variable interest rate debt at an average interest rate of 9.2%. Additionally, the Company had unused lines of credit facilities of which the Spinnaker Credit Facility is a major portion. The Spinnaker Credit Facility is available to fund acquisitions and support periodic fluctuations in working capital. Credit availability under the Spinnaker Credit Facility is subject to certain variables, such as inventory and receivables eligible to be included in the borrowing base. The Company is charged an available credit fee of 0.375% per annum. Outstanding borrowings bear interest at variable rates related to the prime interest rate or LIBOR. At June 30, 2001, the combined effective interest rate was 6.99%. The Refinanced Credit Facility will expire July 31, 2002. As of June 30, 2001 aggregate availability under the Refinanced Credit Facility was approximately $26.2 million, of which approximately $23.5 million was outstanding.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk
         ---------------------------------------------------------
                  See "Market Risk" under Item 2 above.

PART II OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

At the Annual Meeting of Stockholders of the Registrant held on May 11, 2001 the following persons were elected as Directors with the following votes:

 Name                    Votes For   Votes Withheld
 ----                    ---------   --------------
E. Val Cerutti .......   1,397,809        4886
Robert E. Dolan ......   1,397,704        4991
Mario J. Gabelli .....   1,397,764        4931
Avrum Gray ...........   1,397,709        4986
Louis A. Guzzetti, Jr    1,397,649        5046
Ralph R. Papitto .....   1,397,809        4886


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

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


                                                    LYNCH CORPORATION
                                                    (Registrant)

                                                    By: s/Roger J. Dexter
                                                          Roger J. Dexter
                                                       Chief Financial Officer
 August 14, 2001