Form 10-Q
period 2001-09-30
LYNCH CORP
filed 2001-11-14
CIK 61004

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                               ------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No. 1-106
                    -----


                                LYNCH CORPORATION
                                -----------------
             (Exact name of Registrant as specified in its charter)


            Indiana                                            38-1799862
-------------------------------                              ---------------
(State or other jurisdiction of                              I.R.S. Employer
incorporation or organization)                               Identification No.)


50 Kennedy Plaza, Suite 1250, Providence, Rhode Island           02903
------------------------------------------------------           -----
(Address of principal executive offices)                       (Zip Code)

                                 (401) 453-2007
                                 --------------
               Registrant's telephone number, including area code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
   -----    ----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.

      Class                                     Outstanding at November 1, 2001
      -----                                     -------------------------------
Common Stock, no par value                                1,497,883

                                      INDEX

                       LYNCH CORPORATION AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION
-------     ---------------------


Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets:
                    -      September 30, 2001
                    -      December 31, 2000

                  Condensed Consolidated Statements of Operations:
                    -      Three and nine months ended
                           September 30, 2001 and 2000

                  Condensed Consolidated Statements of Cash Flows:
                    -      Nine months ended September 30, 2001 and 2000

                  Notes to Condensed Consolidated Financial Statements:


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


Item 3.  Quantitative and Qualitative Disclosure About Market Risk


PART II. OTHER INFORMATION
-------  -----------------

Item 6.  Exhibits and Reports on Form 8-K
(a)      Exhibits - None
(b)      Reports on Form 8-K



SIGNATURES
----------


Part 1 - FINANCIAL INFORMATION -
Item 1 - Financial Statements
                       LYNCH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)
                                                                       September 30,   December 31,
                                                                           2001            2000
                                                                        (unaudited)        (A)
                                                                       -------------   -----------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents .......................................   $   7,621    $  10,543
     Restricted cash .................................................        --          6,500
     Receivables, less allowances of $135 and $1,582 .................       5,449       35,019
     Inventories .....................................................       6,823       35,139
     Deferred income taxes ...........................................         617        7,624
     Other current assets ............................................         732        1,807
                                                                         ---------    ---------
     TOTAL CURRENT ASSETS ............................................      21,242       96,632

PROPERTY, PLANT AND EQUIPMENT
     Land ............................................................         291          797
     Buildings and improvements ......................................       4,156       11,076
     Machinery and equipment .........................................      12,293       56,951
                                                                         ---------    ---------
                                                                            16,740       68,824
     Accumulated Depreciation ........................................     (11,008)     (27,713)
                                                                         ---------    ---------
                                                                             5,732       41,111

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, NET ...........        --         21,589
OTHER ASSETS .........................................................         619        3,488
                                                                         ---------    ---------
    TOTAL ASSETS .....................................................   $  27,593    $ 162,820
                                                                         =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
     Notes payable to banks ..........................................   $   2,190    $  30,288
     Trade accounts payable ..........................................       2,394       19,251
     Accrued interest payable ........................................          14        1,185
     Accrued liabilities .............................................       4,572       15,234
     Customer advances ...............................................       2,379        3,916
     Current maturities of long-term debt ............................         274        1,376
                                                                         ---------    ---------
     TOTAL CURRENT LIABILITIES .......................................      11,823       71,250

LONG TERM DEBT .......................................................         772       61,350
DEFERRED INCOME TAXES ................................................         261        6,752
OTHER LONG TERM LIABILITIES ..........................................       1,561        4,223
MINORITY INTERESTS ...................................................        --          3,813
                                                                         ---------    ---------
     TOTAL LIABILITIES ...............................................      14,417      147,388

LOSS IN EXCESS OF INVESTMENT .........................................      19,420         --

SHAREHOLDERS' EQUITY (DEFICIT)
   COMMON STOCK NO PAR OR STATED  VALUE - 10,000,000
    SHARES AUTHORIZED 1,513,191 SHARES ISSUED ........................       5,139        5,139
   ADDITIONAL PAID-IN CAPITAL ........................................      10,403       10,403
  (ACCUMULATED DEFICIT)  RETAINED EARNINGS ...........................     (21,257)         405
   OFFICER'S NOTE RECEIVABLE .........................................        --           (382)
   ACCUMULATED OTHER COMPREHENSIVE LOSS ..............................         (71)         (71)
   TREASURY STOCK OF 15,308 AND 3,008  SHARES, AT COST ...............        (458)         (62)
                                                                         ---------    ---------
   TOTAL SHAREHOLDERS' EQUITY (DEFICIT) ..............................      (6,244)      15,432
                                                                         ---------    ---------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) ..............   $  27,593    $ 162,820
                                                                         =========    =========

(A) The Balance Sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

                            See accompanying notes

On September 30, 2001, the Company's ownership and voting interest of Spinnaker Industries, Inc. was reduced to 41.8% and 49.5%, respectively, due to the disposition of shares of Spinnaker. As a result, effective September 30, 2001, the Company relinquished control of Spinnaker and has deconsolidated Spinnaker and will prospectively account for its ownership of Spinnaker using the equity method of accounting. See Note B - "Basis of Presentation".



                       LYNCH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)

                                                          Three Months                Nine Months
                                                       Ended September 30,        Ended September 30,
                                                      ----------------------     ----------------------
                                                       2001         2000           2001          2000
                                                      ---------------------    -----------------------
SALES AND REVENUES ...........................   $    31,982    $    56,192    $   130,883    $   161,674

Costs and expenses:
    Manufacturing cost of sales ..............        29,321         47,926        122,535        139,701
    Selling and administrative ...............         5,477          7,758         16,066         19,554
    Asset impairment and restructuring charges           211           --           38,272            527
Gain on deconsolidation (Note B) .............        27,406           --           27,406           --
                                                 -----------    -----------    -----------    -----------
OPERATING PROFIT (LOSS) ......................        24,379            508        (18,584)         1,892

Other income (expense):
    Investment Income ........................            83            335            400          1,296
    Interest expense .........................        (2,353)        (2,471)        (7,590)        (8,412)
                                                 -----------    -----------    -----------    -----------
                                                      (2,270)        (2,136)        (7,190)        (7,116)
                                                 -----------    -----------    -----------    -----------
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME
   TAXES,  MINORITY INTERESTS AND
   EXTRAORDINARY ITEM ........................        22,109         (1,628)       (25,774)        (5,224)

Benefit from income taxes ....................           950            796             82          1,875
Minority interests ...........................            23          1,058          4,031          2,951
                                                 -----------    -----------    -----------    -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM ......        23,082            226        (21,661)          (398)

EXTRAORDINARY ITEM
     Gain on early extinguishment of debt
      (less income tax provision of
       $1,577 and minority interest of $1,381)          --             --             --            2,245
                                                 -----------    -----------    -----------    -----------
NET INCOME (LOSS) ............................   $    23,082    $       226    ($   21,661)   $     1,847
                                                 ===========    ===========    ===========    ===========
   Weighted average shares outstanding .......     1,503,000      1,510,000      1,508,000      1,485,000
                                                 ===========    ===========    ===========    ===========
Basic and diluted earnings per share:


    Income (loss) before extraordinary item ..   $     15.36    $      0.15    ($    14.36)   $      0.27
    Extraordinary item .......................          --             --             --             1.51
                                                 -----------    -----------    -----------    -----------
NET INCOME (LOSS) ............................   $     15.36    $      0.15    ($    14.36)   $      1.24
                                                 ===========    ===========    ===========    ===========


                             See accompanying notes

On September 30, 2001, the Company's ownership and voting interest of Spinnaker Industries, Inc. was reduced to 41.8% and 49.5%, respectively, due to the disposition of shares of Spinnaker. As a result, effective September 30, 2001, the Company relinquished control of Spinnaker and has deconsolidated Spinnaker and will prospectively account for its ownership of Spinnaker using the equity method of accounting. See Note B - "Basis of Presentation".


                       LYNCH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                          Nine Months Ended
                                                             September 30,
                                                       -----------------------
                                                          2001        2000
                                                       ----------  -----------
OPERATING ACTIVITIES

Net income (loss) ...................................   $(21,661)   $  1,847
Adjustment to reconcile net income (loss) to
  net cash provided by operating activities:
      Net loss of Spinnaker .........................     53,929        --
      Gain on deconsolidation .......................    (27,406)       --
        Extraordinary item ..........................       --        (2,245)
        Depreciation and amortization ...............      1,037       4,968
        Amortization of deferred financing costs ....       --         1,168
        Deferred taxes ..............................        516        (615)
        Minority interests ..........................     (4,031)       (480)
        Changes in operating assets and liabilities:
             Receivables ............................     10,262     (12,274)
             Inventories ............................      2,901      (5,600)
             Accounts payable and accrued liabilities     (7,916)    (15,318)
             Other ..................................        140         208
                                                        --------    --------
Cash provided by operating activities ...............      7,771       2,295
                                                        --------    --------
INVESTING ACTIVITIES

Capital expenditures ................................       (626)     (2,317)
Restricted cash .....................................       --        56,026
Other ...............................................        (20)         75
                                                        --------    --------

Cash provided by (used in) investing activities .....       (646)     53,784
                                                        --------    --------
FINANCING ACTIVITIES

Change in notes payable .............................     (1,651)      1,353
Repayment & repurchases of long-term debt ...........       (721)    (53,986)
Deferred financing costs ............................       --           (69)
Sale of common stock ................................       --         3,000
Other ...............................................       (516)       (256)
                                                        --------    --------
Cash used in financing activities ...................     (2,888)    (49,958)
                                                        --------    --------
Net increase in cash and cash equivalents ...........      4,237       6,121
Cash and cash equivalents at beginning of
  period  (excluding Spinnaker in 2001) .............      3,384      13,106
                                                        --------    --------
Cash and cash equivalents at end of period ..........   $  7,621    $ 19,227
                                                        ========    ========
                             See accompanying notes

On September 30, 2001, the Company's ownership and voting interest of Spinnaker Industries, Inc. was reduced to 41.8% and 49.5%, respectively, due to the disposition of shares of Spinnaker. As a result, effective September 30, 2001, the Company relinquished control of Spinnaker and has deconsolidated Spinnaker and will prospectively account for its ownership of Spinnaker using the equity method of accounting. See Note B - "Basis of Presentation".

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.     Subsidiaries of the Registrant

As of September 30, 2001, the Subsidiaries of the Registrant are as follows:

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
Spinnaker Industries, Inc. ..............................................   41.8%(O)/49.5%(V)
          Entoleter, Inc. ...............................................   41.8%(O)/49.5%(V)
          Spinnaker Coating, Inc. .......................................   41.8%(O)/49.5%(V)
                Spinnaker Coating-Maine, Inc. ...........................   41.8%(O)/49.5%(V)
             Spinnaker Electrical Tape Company ..........................   41.8%(O)/49.5%(V)

Notes: (O)=Percentage of equity ownership; (V)=Percentage voting control


B.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and those required to record deconsolidation of Spinnaker Industries, Inc.) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

Prior to September 30, 2001, the Company owned 48% of the equity of Spinnaker (60% voting control); as such, under accounting principles generally accepted in the United States, the Company was required to record all of the losses of Spinnaker since the non-Company interests were not required to absorb their share of the losses (52%) after their investment was fully absorbed by losses.

Effective September 30, 2001, the Company donated 430,000 shares of Class A common stock to a university on who's board several of the Company's executives serve as Trustees. This resulted in the reduction of the Company's ownership and voting interests in Spinnaker to 41.8% and 49.5%, respectively. As a result, effective September 30, 2001, the Company has deconsolidated Spinnaker and will prospectively account for its ownership of Spinnaker using the equity method of accounting.

Accordingly, the Company's results of operations include the operating results of Spinnaker through 9/30/01 (date of deconsolidation). The balance sheet at September 30, 2001 does not contain the assets and liabilities of Spinnaker due to the deconsolidation. This deconsolidation resulted in a non-cash gain of $27,406,000 being recorded on September 30, 2001 to reduce the Company's negative investment in Spinnaker to $19,420,000, which represents the Company's interest in Spinnaker's accumulated deficit at the date of deconsolidation. This remaining interest represents losses in excess of investment, which has been recorded as a deferred credit on the Company's balance sheet until such time as Spinnaker achieves profitability or the Company disposes of its remaining interests in Spinnaker. Note that the Company will not record any additional losses from Spinnaker as the company has no further obligations to Spinnaker.

C.       Summarized Financial Information of Unconsolidated Investee

At September 30, 2001, the Company has a 41.8% interest in Spinnaker and accounts for its investment using the equity method. The Spinnaker results of operations are disclosed in Note G, Segment Information, and described as "Adhesive-Backed Label Stock." As a result of the deconsolidation of Spinnaker (see Note B), selected Spinnaker balance sheet information is presented as follows:

                       September 30,   December 31,
                           2001           2000
                       ------------    -----------

Current Assets ......   $  36,881    $  59,496
Total Assets ........      54,902      119,031
Current Liabilities .      38,759       49,409
Long-Term Debt ......      61,239       60,310
Shareholder's Deficit     (46,460)      (7,468)

D.       Inventories

Inventories are stated at the lower of cost or market value. At September 30, 2001, inventories were valued by two methods: last-in, first-out (LIFO) - 76%, and first-in, first-out (FIFO) - 24%. At December 31, 2000, inventories were valued by three methods: LIFO - 28%, Specific Identification - 71%, and FIFO -1%.

                     September 30,   December 31,
                         2001           2000
                     ------------    ------------

Raw materials .....   $ 1,550         $10,172
Work in process ...     1,116           2,796
Finished goods ....     4,157          22,171
                      -------         -------
  Total Inventories   $ 6,823         $35,139
                      =======         =======

E.       Indebtedness

Lynch Systems, Inc. and M-tron Industries, Inc. maintain their own credit facilities that are not guaranteed by the parent company.

In general, the credit facilities are secured by property, plant and equipment, inventory, receivables and common stock of certain subsidiaries and contain certain covenants restricting distributions to the Company. Long term debt at:

                                                         September 30,   December 31,
                                                             2001            2000
                                                         ------------    ------------

Spinnaker Industries, Inc. 10.75% Senior Secured
   Note due 2006 .........................................   $    --     $ 51,135

Spinnaker Industries, Inc. 14% Subordinated Note
   With PIK interest and principal due on January 31, 2003        --        9,172

Other ....................................................      1,046       2,419
                                                             --------    --------
                                                                1,046      62,726
Current Maturities .......................................       (274)     (1,376)
                                                             --------    --------
                                                             $    772    $ 61,350
                                                             ========    ========

F.     Earnings per share
       ------------------

Basic earnings per common share amounts are based on the average number of common shares outstanding during each period, excluding the dilutive effects of options, warrants, and convertible securities of which there were none.

G.   Segment Information

Prior to September 30, 2001, the Company was engaged in the manufacture of adhesive-backed label stock, frequency control devices and other manufacturing. The Company measures performance of its segments primarily by revenues, operating profit and EBITDA (operating profit before income taxes, depreciation, amortization and allocated corporate expenses). Identifiable assets of each segment changed materially at September 30, 2001, as a result of the deconsolidation of Spinnaker Industries described in Section B, Basis of Presentation.

EBITDA for operating segments is equal to operating profit before interest, taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of value and ability to incur and service debt. EBITDA is not a substitute for operating income or cash flows from operating activities in accordance with generally accepted accounting principles.

Operating profit (loss) is equal to revenues less operating expenses, excluding interest and income taxes.

                                                Three Months Ended        Nine Months Ended
                                                   September 30,            September 30,
                                              ----------------------    -----------------------
                                                 2001        2000            2001        2000
                                              ----------  ----------    -----------  ----------
  Revenues:
  Adhesive-backed label stock .............   $  21,403    $  35,756    $  90,163    $ 113,374
  Frequency control devices ...............       2,999       10,900       18,803       29,384
  Other Manufacturing .....................       7,580        9,536       21,917       18,916
                                              ---------    ---------    ---------    ---------
  Consolidated Total ......................      31,982       56,192      130,883      161,674
                                              ---------    ---------    ---------    ---------
EBITDA
  Adhesive-backed label stock .............        (977)         609       (4,755)       4,577
  Frequency control devices (a) ...........        (769)       1,391         (386)       3,885
  Deferred incentive compensation -
      Frequency control devices ...........        --           (420)        --           (420)
  Other manufacturing .....................         972        1,296        3,913        1,911
  Corporate manufacturing expenses ........        (308)        (313)      (1,065)      (1,454)
                                              ---------    ---------    ---------    ---------
  Total manufacturing .....................      (1,082)       2,563       (2,293)       8,499

  Corporate expenses ......................        (183)        (356)        (818)      (1,112)
  Restructuring charges - Spinnaker .......        (211)        --         (1,520)        (527)
                                              ---------    ---------    ---------    ---------
  Consolidated Total ......................      (1,476)   $   2,207       (4,631)       6,860
                                              ---------    ---------    ---------    ---------
Operating Profit (Loss)
  Adhesive-backed label stock .............      (1,778)        (734)      (7,860)         682
  Frequency control devices (a) ...........        (988)       1,214       (1,028)       3,373
  Deferred incentive compensation -
    frequency control devices .............        --           (420)        --           (420)
  Other manufacturing .....................         809        1,161        3,425        1,510
  Corporate manufacturing expenses ........        (308)        (282)      (1,065)      (1,389)
                                              ---------    ---------    ---------    ---------
   Total manufacturing ....................      (2,265)         939       (6,528)       3,756

  Unallocated corporate expenses ..........        (551)        (431)      (1,190)      (1,337)
  Asset impairment and Restructuring ......        (211)        --        (38,272)        (527)
      Charge - Spinnaker
  Gain on deconsolidation .................      27,406         --         27,406         --
                                              ---------    ---------    ---------    ---------
   Consolidated Total .....................      24,379          508      (18,584)       1,892
                                              ---------    ---------    ---------    ---------
Total Operating Profit (Loss) of reportable
   segments................................      24,379          508      (18,584)       1,892

Other profit or loss
   Investment income ......................          83          335          400        1,296
   Interest expense .......................      (2,353)      (2,471)      (7,590)      (8,412)
                                              ---------    ---------    ---------    ---------
Loss from continuing operations
   Before income taxes, minority
   Interest and extraordinary items .......   $  22,109    $  (1,628)   $ (25,774)   $  (5,224)
                                              =========    =========    =========    =========


Total Assets                                  September 30, 2001           December 31, 2000
                                            ----------------------       ------------------------
Adhesive-backed label stock                         $   --                     $116,746
Frequency control devices .............              9,461                       18,210
Other manufacturing ...................             16,140                       20,193
General Corporate .....................              1,992                        7,671
                                                  --------                     --------
Consolidated Total ....................           $ 27,593                     $162,820
                                                  ========                     ========

Note:  a)  Includes one-time write-offs and reversals, as follows:

                                              Three Months Ended           Nine Months ended
                                              September 30, 2001           September 30, 2001
                                              ------------------           ------------------
Write-off of Deferred Rights
   Offering Expense .....................              --                        $ 300
Reversal of Bonus Accrual ...............              --                         (367)
Severance Expenses ......................              --                           47
Inventory Write-Down ....................              --                          375
                                                     -----                       -----
   Total Cost ...............................          --                        $ 355
                                                     =====                       =====


H.       Asset Impairment and Restructuring Charges

                                              Three Months Ended          Nine Months Ended
                                              September 30, 2001          September 30, 2001
                                              ------------------          ------------------

Restructuring charges and asset impairment:
    Severance ..........................         $   211                      $ 1,520
    Asset impairment ...................              --                       36,752
                                                 -------                      -------

Total asset impairment and restructuring         $   211                      $38,272
                                                 =======                      =======

Inventory write-down ...................             --                       $ 3,482
                                                 -------                      -------
   Total Cost ..........................         $   211                      $41,754
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

On May 15, 2001, Spinnaker announced that it intended to close its Spinnaker Coating - Maine, Inc. ("Coating - Maine") facility in Westbrook, Maine. The Company's decision to close this facility was made after reviewing the first quarter of 2001 operating losses at Maine and assessing the probability of returning the Maine operations to profitability in light of the substantial new capacity being added to the industry. As a result of the decision, Spinnaker will focus its entire efforts on the Spinnaker Coating operations in Troy, Ohio where it principally manufactures specialty-coated products. In connection with the closing, Spinnaker has recorded as of September 30, 2001, non-cash write-downs of $36.7 million to reflect the significantly reduced value of the related long-lived assets. Separately, Spinnaker announced it sold selected assets from its Maine facility to Fasson Roll North America, a division of Avery Dennison Corporation.

The asset impairments resulted from the write-down to estimated fair market value of fixed assets to be taken out of service and held for sale or disposal. The majority of this charge is related to the impairment of goodwill associated with the acquisition of Coating - Maine in 1998. In conjunction with the closing and included in restructuring charges, Spinnaker has incurred severance and related costs totaling $1.5 million for the nine months ended September 30, 2001.

I.       Equity Transactions

Effective July 31, 2001, Louis A. Guzzetti, Jr. resigned from the Board of Directors of the Company. In connection with Mr. Guzzetti's resignation, on August 9, 2001, the Company purchased 12,300 shares of its Common Stock from Mr. Guzzetti for a purchase price of $396,204. Such purchase price was equal to the outstanding principal amount and unpaid interest on the loans made by the Company to Mr. Guzzetti on June 5, 2000 and September 20, 2000 to finance his original purchase of such Common Stock (the "Guzzetti Loans"). The Company surrendered the promissory note evidencing the Guzzetti Loans to Mr. Guzzetti in full payment of the outstanding principal amount and unpaid interest on the loans.

On August 17, 2001, Ralph R. Papitto replaced Mario J. Gabelli as Chairman and Chief Executive Officer of Lynch Corporation (the "Company") and Mr. Gabelli was appointed Vice Chairman. In connection with Mr. Papitto's appointment, the Board of Directors' approved, subject to shareholder ratification, the grant of an option to Mr. Papitto to purchase up to 374,471 shares of the Company's Common Stock at an exercise price of $30 per share (subject to customary anti-dilution adjustments) (the "Option").

As of November 13, 2001, no options have been granted under this plan.

J.       Subsequent Events

On November 13, 2001, Spinnaker announced that it commenced voluntary proceedings under Chapter 11 of the U. S. Bankruptcy Code for the purpose of facilitating and accelerating the financial restructuring it previously was pursuing. Spinnaker filed its petition in the United States Bankruptcy Court for the Southern District of Ohio, Western Division, in Dayton. The Chapter 11 filing includes Spinnaker Coating, Inc. and certain other affiliates.

Spinnaker also announced that it reached agreement, subject to Court approval, with its existing lenders to provide up to $30 million in debtor-in possession
(DIP) financing. This funding will allow Spinnaker to continue operating its Spinnaker Coating and other business units in their ordinary and customary manner.

As a result of Lynch's previously discussed deconsolidation of Spinnaker, these events are not expected to affect the Company's financial statements.

On October 15, 2001, the Lynch Corporation Board of Directors elected Richard E. McGrail and Raymond H. Keller to the Registrant's Board. Mr. McGrail and Mr. Keller were also named respectively to the positions of Chief Operating Officer and Chief Financial Officer.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
            ----------------------------------------------


Sales and Revenues/Gross Margin

Revenues for the third quarter of 2001 decreased by $24.2 million or 43.1%, to $32.0 million, from the third quarter of 2000. Reflecting decreased order in-flow, revenues for the nine months ended September 30, 2001 were $130.9 million, $30.8 million or 19.0% below the comparable prior year period.

Spinnaker's net sales for the quarter ended September 30, 2001 were $22.6 million, compared to $37.3 million in the corresponding 2000 period. The decrease in net sales for 2001 is attributed to lower sales volumes and lower selling prices in most pressure-sensitive products. As a part of Spinnaker's restructuring program, the elimination of non-pressure sensitive product lines in 2000 caused volumes to be lower. Another contributing factor is the shutdown of Spinnaker's facility in Maine.

Spinnaker's gross margin as a percentage of net sales for the quarter ended September 30, 2001 was down 4.2% from the corresponding 2000 period. The primary reason for the lower margin in 2001 was continued price erosion within the pressure sensitive market due to competitive pressures, excess capacity in the industry, and overall sluggish economic conditions.

Spinnaker's net sales for the nine months ended September 30, 2001 were $93.4 million, compared to $117.6 million in the corresponding 2000 period. The decrease in net sales for 2001 is mainly attributable to lower selling prices due to excess capacity and depressed demand caused by the weakened general economy.

On a comparable basis, Spinnaker's gross margin as a percentage of revenues for the nine months ended September 30, 2001 was down 5.6% from the first nine months of 2000. Contributing to the decline in gross margin, were higher material costs along with continued selling price erosion and volume declines. Consistent with recent trends in the industry, over capacity and sluggish economic conditions have impaired Spinnaker's operating performance. Also contributing to the nine months 2001 decrease in gross margin was a one-time write-down to inventory of approximately $3.5 million recorded in the second quarter.

Revenues at M-tron decreased by $7.9 million or 72.5% to $3.0 million for the third quarter of 2001 due to the continuation of weak demand from the infrastructure segment of the telecommunications industry which is still working through the overcapacity caused by the Internet bubble. M-tron's revenues for the first nine months of 2001 decreased $10.6 million or 36.0% to $18.8 million due to the same factors.

Lynch Systems' revenues for the third quarter of 2001 declined by $1.6 million from the corresponding 2000 period to $6.4 million due mainly to customer delivery schedules for glass press machines. However, order backlog of $17.8 million at September 30, 2001 remains strong and was comparable to the backlog last September. Lynch Systems revenues for the first nine months of 2001 increased $4.0 million or 27.4% from the corresponding 2000 period to $18.6 million reflecting increased orders and sales of glass press machines.

M-tron's gross margin as a percentage of net sales for the three and nine month periods of 2001 were down 25.2% and 13.0% respectively from the same periods of 2000. The previously described sales decline of 72.5% in the quarter and 36.0% year-to-date caused the significant reduction in gross margin.

Lynch Systems gross margin as a percentage of net sales for the three and nine month periods of 2001 were up 2.2% and 5.2% respectively from the same periods of 2000. The year-to-date sales increase of 27.1% and better absorption of manufacturing overhead were the primary reasons for the margin improvements.

Operating Profit (Loss)

Operating profit for the third quarter 2001 was $24.4 million compared to the third quarter 2000 operating profit of $0.5 million or a positive swing of $23.9 million. For the first nine months of 2001 operating loss was $18.6 million compared to the corresponding 2000 period's operating profit of $1.9 million. The quarter and year-to-date operating profit includes a $27.4 million gain recorded in the deconsolidation of Spinnaker (see Note B to the condensed consolidated financial statements).

On September 30, 2001, the Company's ownership interest and voting control of Spinnaker Industries, Inc. (Spinnaker) was reduced to 41.8% and 49.5%, respectively, due to the disposition of shares of Spinnaker. As a result, effective September 30, 2001, the Company has deconsolidated Spinnaker and will prospectively account for its ownership of Spinnaker using the equity method of Accounting.

Accordingly, the Company's results of operations include the operating results of Spinnaker through September 30, 2001 (date of deconsolidation). This deconsolidation resulted in a non-cash gain of $27,406,000 being recorded on September 30, 2001 to reduce the Company's negative investment in Spinnaker to $19,420,000, which represents the Company's interest in Spinnaker's accumulated deficit at the date of deconsolidation. This remaining interest represents losses in excess of investment, which has been recorded as a deferred credit on the Company's balance sheet until such time as Spinnaker achieves profitability or the Company disposes of its remaining interests in Spinnaker. Note that the Company will not record any additional losses from Spinnaker as the Company has no further obligations to Spinnaker.

Spinnaker's loss from operations for the three months ended September 30, 2001 was $2.0 million excluding an impairment charge of approximately $0.2 million associated with the closing of the Coating - Maine facility as compared to a $.9 million loss from operations in the third quarter of 2000.

Spinnaker's   loss  from   continuing   operations   excluding   impairment  and
restructuring charges for the nine months ended September 30, 2001 was approximately $5.5 million, compared to a $.5 million loss in the corresponding 2000 period. Spinnaker's operating results reflect lower operating margins that were partially offset by reductions in selling and administrative costs that are primarily the result of the restructuring initiated late last year.

Spinnaker also recognized charges of $41.7 million in the first nine months of 2001. The charge relates to the continued restructuring efforts that began in the fourth quarter of 2000 and a write-down of assets affiliated with Coating - Maine. Spinnaker's restructuring and asset impairment charges were: (in thousands)

                                       Nine Months ended
                                       September 30, 2001
                                       ------------------
Restructuring charges:
  Severance ............................   $ 1,520
  Asset impairment .....................    36,752

Total restructuring and
    asset impairment....................    38,272
Inventory write-down ...................     3,482
                                           -------
TOTAL COST  ........................       $41,754
                                           =======

For the 2001 third quarter M-tron had an operating loss of $1.0 million compared to an operating profit of $1.2 million in the third quarter of 2000 due to dramatically decreased sales volumes mentioned above. For the first nine months of 2001, M-tron's operating loss was $1.0 million compared to an operating profit for the corresponding 2000 period of $3.4 million due mainly to the 36% reduction in revenue factors mentioned above. Included in M-tron's results for the nine month period of 2001 are the following one-time costs:

                                                    Nine Months Ended
                                                    September 30, 2001
                                                    ------------------

Write-off of deferred rights offering expenses....       $ 300
Reversal of bonus accrual ........................        (367)
Severance expenses ...............................          47
Inventory write-down .............................         375
                                                         -----
     Total                                               $ 355
                                                         =====

For the 2001 third quarter, Lynch Systems had an operating profit of $0.8 million compared to an operating profit of $1.0 million in the third quarter of 2000. For the first nine month period of 2001 Lynch Systems had an operating profit of $3.4 million compared to an operating profit of $1.3 million in the comparable period in 2000. The significant $2.1 million nine month improvement at Lynch Systems is due to primarily the increased sales mentioned above and better absorption of overhead.

Other Income (Expense), Net

Investment income decreased for the three and nine months ended September 30, 2001 due to the buy back of debt with the net proceeds of the 2000 sale of Spinnaker's industrial tape units, which were invested in short term investments during the earlier 2000 periods, and lower market rates on invested funds.

Interest expense was $2.4 million for the third quarter 2001 which was comparable to the corresponding period in 2000. Nine-month 2001 interest expense of $7.6 million represented a $0.8 million reduction from the corresponding period in 2000. This reduction was primarily due to Spinnaker's repurchase of its Senior Notes in the later part of 2000 and lower cost of funds.

Tax Benefit (Provision)

The income tax benefit (provision) includes federal, as well as state, local, and foreign taxes. The quarter and nine month 2001 net tax benefit is the result of operating losses.

Minority Interest

Minority interests of $4.0 million contribution to nine months 2001 net income is the result of the absorption of Spinnaker losses in the first quarter of 2001 by minority interests to the extent of their investment. This benefit was reduced to a small extent by profits at a 75% owned foreign subsidiary of Lynch Systems.

Net Income (Loss)

Net income for the third quarter 2001 was $23.1 million compared to a net income of $0.2 million in the year earlier. The $22.9 million positive swing is primarily due to a $27.4 gain on deconsolidation that was reduced by operating losses at M-tron and Spinnaker. Fully diluted third quarter earnings per share were $15.36 compared to $0.15 per share in third quarter 2000. Net loss for the nine months ended September 30, 2001 was $21.7 million, or $(14.36) per share, as opposed to net income of $1.8 million, or $1.24 per share last year-to-date.

Backlog/New Orders

Total backlog of manufactured products of consolidated subsidiaries at September 30, 2001 was $19.9 million, a reduction of $6.0 million from the backlog at December 31, 2000, but an improvement of $1.8 million since June 30, 2001. Decreased purchases by infrastructure suppliers to the telecommunications industry caused a significant reduction of M-tron's backlog at September 30, 2001. Lynch Systems' backlog increased by $4.3 million from December 31, 2000 to September 30, 2001.

Financial  Condition - Excluding Spinnaker

On September 30, 2001, the Company's ownership and voting interest of Spinnaker Industries, Inc. was reduced to 41.8% and 49.5%, respectively, due to the disposition of shares of Spinnaker. As a result, effective September 30, 2001, the Company relinquished control of Spinnaker and has deconsolidated Spinnaker and will prospectively account for its ownership of Spinnaker using the equity method of accounting. (See Note B - "Basis of Presentation".)

Liquidity/Capital Resources

As of September 30, 2001, the consolidated companies had current assets of $21.2 million and current liabilities of $11.8 million. Working capital was therefore $9.4 million and the ratio of current assets to current liabilities was 1.80 to 1.00, in comparison to 1.34 to 1.00 at December 31, 2000.

First nine months capital expenditures were $0.6 million in 2001 and $1.6 million in full year 2000. The Company plans to spend approximately $0.8 million on capital expenditures for the year and anticipates that it will have sufficient cash flow from operations and borrowing availability under various credit facilities at its subsidiaries to fund such capital expenditure plans.

At September 30, 2001, total debt was $3.2 million, which was $2.4 million less than the $5.6 million at the end of 2000. The reduction is primarily due to principal repayments.

The Company does not at present have credit facilities at the parent company level and there is presently no parent guaranteed debt. The Company believes that existing cash and cash equivalents, cash generated from operations and available borrowings under its subsidiaries lines of credit will be sufficient to meet its on-going working capital and capital expenditure requirements for the foreseeable future.

The Company may from time to time make acquisitions which would probably be financed with a significant component of debt. This acquisition debt as well as current debt outstanding would contain restrictions on the amount of readily available funds that can be transferred to the Company from its subsidiaries.

Subsequent Events

On November 13, 2001, Spinnaker announced that it commenced voluntary proceedings under Chapter 11 of the U. S. Bankruptcy Code for the purpose of facilitating and accelerating the financial restructuring it previously was pursuing. Spinnaker filed its petition in the United States Bankruptcy Court for the Southern District of Ohio, Western Division, in Dayton. The Chapter 11 filing includes Spinnaker Coating, Inc. and certain other affiliates.

Spinnaker also announced that it reached agreement, subject to Court approval, with its existing lenders to provide up to $30 million in debtor-in possession
(DIP) financing. This funding will allow Spinnaker to continue operating its Spinnaker Coating and other business units in their ordinary and customary manner.

As a result of Lynch's previously discussed deconsolidation of Spinnaker, these events are not expected to affect the Company's financial statements.

On October 15, 2001, the Lynch Corporation Board of Directors elected Richard E. McGrail and Raymond H. Keller to the Registrant's Board. Mr. McGrail and Mr. Keller were also named respectively to the positions of Chief Operating Officer and Chief Financial Officer.

Market Risk

There has been no significant change in market risk since December 31, 2000. The Company is exposed to market risk relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amounts of interest earned on the Company's cash equivalents and short-term investments (approximately $6.2 million at September 30, 2001). The Company generally finances the debt portion of the acquisition of long-term assets with fixed rate, long-term debt. The Company generally maintains the majority of its debt as fixed rate in nature by borrowing on a fixed long-term basis. The Company does not use derivative financial instruments for trading or speculative purposes. Management does not foresee any significant changes in the strategies used to manage interest rate risk in the near future, although the strategies may be reevaluated as market conditions dictate.

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


See "Market Risk" under Item 2 above.

PART II  OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K


         (a)      Exhibits - None
         (b)      Reports on Form 8-K

                    A report on Form 8-K was filed during the quarter ended September 30, 2001. The report that was filed on August 24 described the following events. No financial statements were filed.

                    On August 17, 2001, Ralph R. Papitto replaced Mario J. Gabelli as Chairman and Chief Executive Officer of Lynch Corporation (the "Company") and Mr. Gabelli was appointed Vice Chairman. In connection with Mr. Papitto's appointment, the Board of Directors' approved, subject to shareholder ratification, the grant of an option to Mr. Papitto to purchase up to 374,471 shares of the Company's Common Stock at an exercise price of $30 per share (subject to customary anti-dilution adjustments) (the "Option").

                    Also on August 17, 2001, Anthony T. Castor,  III, and Robert
                    E. Dolan resigned as directors. There are now three vacancies on the Board (Louis A. Guzzetti, Jr., resigned on July 31) and it is contemplated that three new directors who are acceptable to Mr. Papitto and the remaining Board will fill such vacancies. (See Note J - Item 1 - of the condensed consolidated financial statements.)



                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    LYNCH CORPORATION
                                                    (Registrant)


                                                By: /s/Raymont H. Keller
                                                    -----------------
                                                       Raymond H. Keller
                                                       Chief Financial Officer
 November 14, 2001