Form 10-K
period 2001-12-31
LYNCH CORP
filed 2002-04-01
CIK 61004

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001 Commission file number 1-106

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

LYNCH CORPORATION

(Exact name of Registrant as specified in its charter)

Indiana	38-1799862
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

50 Kennedy Plaza, Suite 1250, Providence, RI (Address of principal executive offices)	02903 (Zip Code)

Registrant’s telephone number, including area code:

(401) 453-2007

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, No Par Value	American Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S–K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.     ☐

      The aggregate market value of voting stock held by non-affiliates of the Registrant (based upon the closing price of the Registrant’s Common Stock on the American Stock Exchange on March 15, 2002 of $17.00 per share) was $17,719,729. (In determining this figure, the Registrant has assumed that all of the Registrant’s directors and officers are affiliates. This assumption shall not be deemed conclusive for any other purpose.)

      The number of outstanding shares of the Registrant’s Common Stock was 1,497,883 as of March 15, 2002.

DOCUMENTS INCORPORATED BY REFERENCE:

      Part III: Certain portions of Registrant’s Proxy Statement for the 2002 Annual Meeting of Shareholders.

FORWARD LOOKING INFORMATION
PART I
Item 1. Business
A. Lynch Systems, Inc.
B. M-tron Industries, Inc. (“M-tron”)
C. Spinnaker Industries, Inc. (“Spinnaker”)
D. Other Information
E. Executive Officers of the Registrant
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
LYNCH CORPORATION AND SUBSIDIARIES CONSOLIDATED SELECTED FINANCIAL DATA (Adjusted to Reflect Discontinued Operations and Spin Off of Lynch Interactive Corporation) (In thousands, except per share amounts)
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
PART IV
Item 14. Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K
LYNCH CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
LYNCH CORPORATION AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity For the Three Years Ended December 31, 2001
SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT LYNCH CORPORATION
LYNCH CORPORATION CONDENSED FINANCIAL INFORMATION OF REGISTRANT CONDENSED STATEMENT OF OPERATIONS
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
EXHIBIT INDEX
Ex-2.(a) Asset Purchase Agreement
Ex-2.(b) Asset Purchase Agreement Amend. No. 1
Ex-2.(c) Asset Purchase Agreement Amend. No.2
Ex-2.(d) Asset Purchase Agreement Amend. No.3
Ex-2.(e) Asset Purchase Agreement Amend. No.4
Ex-2.(f) Asset Purchase Agreement Amend. No.5
Ex-2.(g) Schedules to Asset Purchase Agreement
Ex-2.(h) U.S. Bankruptcy Court Order
Ex-10.(x) Amendment of Agreement
Ex-10.(y) 2001 Equity Incentive Plan
Ex-21 Subsidiaries
Ex-23 Consent of Ernst & Young LLP
Ex-24 Powers of Attorney

FORWARD LOOKING INFORMATION

      This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this discussion and throughout this document, words, such as “intends,” “plans,” “estimates,” “believes,” “anticipates” and “expects” or similar expressions are intended to identify forward-looking statements. These statements are based on the Registrant’s current plans and expectations and involve risks and uncertainties, over which the Registrant has no control, that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and operating results to differ include fluctuating demand for capital goods such as large glass presses, delay in the recovery of demand for components used by telecommunications infrastructure manufacturers, and exposure to foreign economies. Important information regarding risks and uncertainties is also set forth elsewhere in this document, including in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Registrant undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written or oral forward-looking statements attributable to the Registrant or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Readers are also urged to carefully review and consider the various disclosures made by the Registrant, in this document, as well as the Registrant’s periodic reports on Forms 10-K, 10-Q and 8-K, filed with the Securities and Exchange Commission (“SEC”).

PART I

Item 1.     Business

      The Registrant, Lynch Corporation (hereinafter referred to as “Registrant,” “Company” or “Lynch”), incorporated in 1928 under the laws of the State of Indiana, is a diversified holding company with subsidiaries engaged in manufacturing. Lynch’s executive offices are located at 50 Kennedy Plaza, Suite 1250, Providence, RI 02903. Its telephone number is (401) 453-2007.

      Lynch has two wholly-owned subsidiaries, M-tron Industries, Inc., a Delaware corporation (“M-tron”), and Lynch Systems, Inc., a South Dakota corporation (“LS” or “Lynch Systems”). Registrant also owns 41.8% of the equity (and 49.5% of the voting power) of Spinnaker Industries, Inc., a Delaware corporation (“Spinnaker”).

      Registrant’s business development strategy is to expand its existing operations through internal growth and acquisitions. It may also, from time to time, consider the acquisition of other assets or businesses that are not related to its present businesses. As used herein, the Registrant includes subsidiary corporations.

      On September 1, 1999, Registrant spun off to its shareholders the stock of Lynch Interactive Corporation, which holds the multimedia and service operations previously owned by Registrant and which accounted for approximately 40% of the Registrant’s 1998 revenues and 47.6% of Registrant’s total assets at December 31, 1998.

A.     Lynch Systems, Inc.

     Overview

      Lynch Systems, Inc. (“LS” or “Lynch Systems”), a 100% owned subsidiary of Registrant, designs, develops, manufactures and markets a broad range of manufacturing equipment for the electronic display and consumer glass industries. LS also produces replacement parts for various types of packaging and glass container-making machines, which LS does not manufacture.

     Selected Financial Information

      For financial reporting purposes, Lynch Systems comprises the Registrant’s “glass manufacturing equipment” segment. For information about this segment’s net sales, profit or loss, and total assets for each of the last three fiscal years, please see Note 15 “Segment Information” to the Registrant’s Consolidated Financial Statements included herein.

     Lynch Systems Objectives

      LS intends to continue to build on its name recognition and reputation as one of the world’s leading manufacturers of glass forming machinery. LS is the only independent supplier in the CRT (cathode ray tube) glass forming field and it is LS’s intention to use this strength to form closer partnerships with its customers in their pursuit of innovative glass making machinery.

      LS’s long term intentions are to monitor the market direction and to be at the forefront of technology in order to respond to market demand for new and innovative types of machinery needed to produce glass. LS intends to continue to research and develop state-of-the-art machinery within its core competence, and also to seek new markets where its experience and proven success can be utilized to develop new products and increase its growth.

      LS also intends to continue to expand on its new expertise obtained from Lynch AMAV in the feeder and shear markets (discussed below) and to reduce the cost of its raw materials by continuing to search for cheaper suppliers of materials, especially from foreign markets. In addition, LS intends to continue its own in-house cost cutting programs by eliminating redundant or superfluous operations, improving its factory quality and yield rates and better utilization of its current personnel. By increasing its efficiency and shortening its delivery rate, LS hopes to increase the number of turns giving a positive effect to its financial performance. There is no assurance that LS can attain these objectives.

     Products and Manufacturing

      LS manufactures glass-forming presses and electronic controls to provide high-speed automated systems to form different sizes of face panels and CRT display tubes for television screens and computer monitors including presses to build large screen televisions for the HDTV (high definition television) market. LS also manufactures and installs forming equipment that sizes, cuts, and forms tableware such as glass tumblers, plates, cups, saucers and commercial optical glass. Additionally, LS manufactures and installs fire polishing, electronic controls and retrofit systems for CRT display and consumer glass presses.

      At year-end 1998, LS, through a subsidiary, entered into a joint venture, Lynch-AMAV LLC, with AMAV GmbH of Germany to develop and manufacture glass-manufacturing equipment for the tableware industry. LS has a 75% interest in the joint venture. The joint venture designs and develops feeders, shears and presses, most of which are manufactured for the joint venture by LS. LS believes that this joint venture has expanded LS’s glass tableware equipment business, particularly in Europe.

      The production of glassware entails the use of machines, which heat glass and, using great pressure, form an item by pressing it into a desired shape. Because of the high cost of bringing the machine and materials up to temperature, a machine for producing glassware must be capable of running 24 hours a day, 365 days a year.

      During 2001, LS, including Lynch-AMAV, built TV (television) and consumer glass press machines for customers, as well as selling feeders, shears and spare parts. LS delivered four large TV glass press machines in 2001. These four large machines had a selling price of approximately $14 million, all of which was recognized as income in 2001. In 2001 LS sold four additional large TV glass press machines to be delivered in 2002. These additional machines sold for approximately $14 million, of which $5.5 million was recognized as income in 2001 using the percentage of completion method and the balance of $8.5 million will be recognized in 2002.

      At December 31, 2001, LS had orders for $12 million for large TV glass press machines as well as for glass press machines, feeders, shears and spare parts for the tableware market, all of which are scheduled to be delivered in 2002. LS is also in negotiations to obtain other orders for large TV glass presses; however, there can be no assurance that LS will obtain any other orders.

      LS’s worldwide customers require capital equipment that produces a wide variety of Tableware products to remain competitive. In support of this market demand, Lynch Systems has invested in R&D programs to manufacture new lines of capital equipment such as Stretch Machines for one-piece Stemware, Firepolishers for high quality Tableware and Spinning Machines for high speed, high quality Dishware.

      To further expand LS’s Tableware product lines, additional product lines have been acquired through royalty partnerships with leading Industry concerns. In 1999, LS acquired the H-28 Press and Blow machine from Emhart. This high production machine produces both round and geometric design Tumblers and is now marketed by LS as the LH-28 with numerous Electronic Control improvements. In 2000, the Eldred product line of Burnoff Machines, used to fire finish the rims of the H-28 Tumblers, and four-color Decorating Machines were acquired by LS. All Tableware capital equipment requires moulds in the production of any article. In 2002, agreement was reached with Merkad, a producer of high quality moulds, to represent and distribute moulds throughout North and South America.

      LS has the capabilities to take a glass product idea from a customer, have our engineering staff design a machine that will mass produce this glass product and then build the final machine for the customer.

     International Sales

      LS’s revenues from international sales were $22.9 million, $20.3 million and $4.7 million for 2001, 2000 and 1999, respectively, representing approximately 88%, 88% and 83% of LS’s net sales for 2001, 2000 and 1999, respectively. The profitability of international sales is approximately equivalent to that of domestic sales. Because many international orders require partial advance deposits, with the balance often secured by irrevocable letters of credit from banks in the foreign country, the Registrant believes that some of the credit risks commonly associated with doing business in international markets are minimized. The Registrant avoids currency exchange risk by transacting substantially all international sales in United States dollars.

     Backlog

      LS had an order backlog of approximately $12 million at December 31, 2001, compared with approximately $13.5 million at December 31, 2000. All of LS’s $12 million backlog as of December 31, 2001 is scheduled to be delivered in 2002. LS includes as backlog only those orders which are subject to written contract or written purchase orders. In 1998, LS received $2.4 million in connection with the cancellation of a $16 million dollar order for large TV glass presses and parts, which amount can be used by the customer as a credit for future orders. The $2.4 million has been reduced to $1.5 million as of December 31, 2001 as a result of sales to this customer.

     Competition

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

     Customers

      LS’s business is not dependent upon a single customer or a few customers.

     Raw Materials

      Raw materials are generally available to LS in adequate supply from a number of suppliers.

     Research and Development

      Research and development expense was $146,000 in 2001 and zero in each of 2000 and 1999. R&D expense for 2002 is budgeted at $100,000.

     Intellectual Property

      Lynch Systems owns patents and proprietary know-how which are important to its business and the maintenance of its competitive position. Its most important patent is for a rotary glass-molding press with cushioned trunnion mounted hydraulic drive, expiring October, 2012. Lynch System’s investment in Lynch-AMAV, discussed above, has given Lynch Systems access to important proprietary know-how and technology which has enabled Lynch Systems to expand its product offerings and customer base.

     Employees

      Lynch Systems employs approximately 93 employees at its Bainbridge, Georgia facility and 7 employees at Lynch-AMAV in Germany, none of whom belong to a union.

B.     M-tron Industries, Inc. (“M-tron”)

     Overview

      M-tron, a wholly-owned subsidiary of Lynch, is a designer, manufacturer and marketer of custom designed electronic components that are used primarily to control the frequency or timing of electronic signals in communications equipment. Its devices, which are commonly called frequency control devices, crystals or oscillators, support fixed and mobile wireless, copper wire, coaxial cable, wide area networks, local area networks and fiber optic systems. It sells its products to original equipment manufacturers, contract manufacturers and to distributors.

      M-tron’s products are quartz crystal based frequency control devices consisting of packaged quartz crystals and oscillators incorporating those crystals. Its products enable communications equipment manufacturers and network equipment manufacturers to meet the increasing demands of their customers because they produce an electrical signal that is:

•	accurate — the frequency of the signal does not change significantly over a period of time;

•	stable — the frequency of the signal does not vary significantly when our product is subjected to a range of operating temperatures; and

•	has low electronic noise — the signal does not add interfering signals that can degrade the performance of the electronics system.

      In addition, M-tron sells crystals and oscillators which are used outside the communications industry. These frequency control devices are used in microprocessor and computer applications, industrial controls, medical instrumentation, automotive products and military applications.

      M-tron has over 35 years of experience designing, manufacturing and marketing crystal based frequency control products. Its customers rely on the skills of M-tron’s engineering and design team to help them solve frequency control problems during all phases of their product’s life cycles, including product design, prototyping, manufacturing and subsequent product improvements.

     Selected Financial Information

      For financial reporting purposes, M-tron comprises the Registrant’s “frequency control devices” segment. For information about this segment’s net sales, profit or loss, and total assets for each of the last three fiscal years, please see Note 15 “Segment Information” to the Registrant’s Consolidated Financial Statements included herein.

     M-tron Objectives

      M-tron’s objective is to build on the strength of its core expertise in packaged quartz crystal and oscillator technologies to become the supplier of choice to original equipment manufacturers who supply infrastructure equipment to the communications and networking industries.

      M-tron intends to maintain its current investment in technical resources, including design and engineering personnel to enable it to provide a high level of design and engineering support to its customers. It believes that technical participation with its original equipment manufacturers customers in the early stages of their design process will lead to M-tron’s frequency control devices being designed into their products more regularly.

      M-tron intends to increase the use of its offshore contract manufacturers who have added capacity on its behalf. However, during the current economic slowdown, this additional capacity is not being fully utilized. In addition, M-tron’s long term objective is to reduce the time it takes to manufacture its products which will result in further increases in its manufacturing capacity. To that end, it has dedicated additional resources to evaluating its manufacturing processes and to identifying and implementing process improvements.

      M-tron believes that it can significantly enhance its business opportunities by acquiring technology, product portfolios and/or customer bases. Some of these may offer immediate sales opportunities while others may meet longer term objectives. It plans to pursue these opportunities by making strategic acquisitions or by acquiring or licensing technology.

      M-tron intends to design, manufacture and sell devices that offer higher frequencies or greater precision than its current products. These devices will serve applications within the communications and networking industries for which it does not currently provide products. It intends to achieve this through a combination of focused research and development and strategic acquisitions, if they are appropriate.

      There is no assurance that M-tron can achieve these objectives.

     Products

      M-tron’s products are high quality, reliable, technically advanced frequency control devices, including packaged quartz crystals and oscillators incorporating those crystals.

      M-tron designs and produces a range of packaged quartz crystals and quartz crystal based oscillators. There are a variety of features in its product family. The Packaged Crystal is a single crystal in a hermetically sealed package and is used by electronic equipment manufacturers, along with their own electronic circuitry, to build oscillators for frequency control in their electronic devices. The Clock Oscillator is the simplest of its oscillators. It is a self-contained package with a crystal and electronic circuitry that is used as a subsystem by electronic equipment manufacturers to provide frequency control for their devices. The Voltage Controlled Crystal Oscillator (VCXO) is a variable frequency oscillator whose frequency can be changed by varying the control voltage to the oscillator. The Temperature Compensated Crystal Oscillator (TCXO) is an oscillator designed for use over a range of temperatures. The Digitally Compensated Crystal Oscillator (DCXO) is a temperature compensated oscillator in which the compensation electronics are digital and offer greater frequency stability than the TCXO over a range of temperatures. This variety of features in M-tron’s product family offers the designers at electronic equipment manufacturers a range of options as they create the needed performance in their products.

      Currently, M-tron’s oscillator products operate at frequencies ranging from 32 kilohertz to over 800 megahertz which constitute most of the oscillator frequencies that are now used in communications equipment. However, many of its products, through amplification or other means, are ultimately incorporated into those products that operate at frequencies in excess of 800 megahertz.

      M-tron’s products are employed in numerous applications within the communications industry, including computer and telephone network switches, high-speed gigabit Ethernet, modems, wireless transmitters/receivers, multiplexers, data recovery/regeneration devices, fiber channel networks, repeaters, data transceivers, line interface devices and base station controllers. Its products are incorporated into end products that serve all elements of the communications industry.

      The crystals and oscillators M-tron sells for use in non-communications applications are used in industrial applications such as security systems, metering systems, electronic test instruments and industrial control systems. They are used in military and medical instrumentation applications as well as in various computer peripheral equipment such as printers, modems, monitors, video cards and sound cards. These non-communications applications may not require the quality and reliability demanded by manufacturers of communications equipment.

     Research and Development

      At December 31, 2001, M-tron employed 10 engineers and technicians in South Dakota who devoted most of their time to research and development. M-tron intends to maintain the number of engineers and technicians who perform research and development in 2002. Its research and development expense was approximately $1,348,000 in 2001, $994,000 in 2000 and $856,000 in 1999. At its current level of resources, which is reduced from the level of 2001, M-tron expects to reduce its spending on research and development by 25% during 2002.

     Customers

      M-tron markets and sells its frequency control devices primarily to:

•	original equipment manufacturers of communications and networking equipment;

•	contract manufacturers for original equipment manufacturers; and

•	distributors who sell to original equipment manufacturers and contract manufacturers.

      In 2001, Celestica (with Primetech) accounted for approximately 14% of M-tron’s net sales, compared to less than 10% in 2000. No other customer accounted for more than 10% of its 2001 revenues. Sales to its ten largest customers accounted for approximately 60% of net sales for 2001, 2000 and 1999.

     International Sales

      M-tron’s revenues from international sales were $9.5 million, $17.6 million and $11.3 million for 2001, 2000 and 1999, respectively, representing approximately 44%, 48% and 43% of its net sales for 2001, 2000 and 1999, respectively. In 2001, this consisted of approximately 27% from customers in Canada, 11% from customers in Asia, 4% from customers in Western Europe and 2% from customers in Mexico. M-tron is increasing its international sales efforts by adding distributors and manufacturers’ representatives in Western Europe and Asia.

     Backlog

      M-tron had backlog orders of approximately $1.4 million at December 31, 2001 compared with approximately $12.4 million at December 31, 2000. However, monthly new orders for the first two months of 2002 were 20% higher than the average monthly orders for the last three months of 2001. M-tron includes as backlog those orders which are subject to specific production release orders under written contracts, verbal and written orders from distributors with which it has had long-standing relationships, as well as written purchase orders from sales representatives. Its customers may cancel or defer orders without significant penalty.

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

      In 1990, M-tron established a working relationship with a contract manufacturer located in South Korea, and in 1994, it established a working relationship with a contract manufacturer located in the People’s Republic of China. While it does not have written long term agreements with them, it believes that it is the largest customer for each of these contract suppliers and, as such, believes that from time to time it received preferential treatment on production scheduling matters.

      M-tron attempts to utilize standard parts and components that are available from multiple vendors located in the United States or internationally; however, some components used in its products are available from only a limited number of sources.

     Intellectual Property

      M-tron has no patents, trademarks or licenses which are considered to be important to M-tron’s business or operations. Rather, M-tron believes that its technological position depends primarily on the technical competence and creative ability of its engineering and technical staff in areas of product design and manufacturing processes as well as proprietary know-how and information.

     Employees

      As of December 31, 2001, M-tron employed 136 people. It has also employed independent contractors and temporary employees. None of its employees is represented by a labor union and it considers its employee relations to be good.

C.     Spinnaker Industries, Inc. (“Spinnaker”)

      Lynch (through its subsidiary LS) currently owns 1,829,063 shares of the Class A Common Stock and 1,237,203 shares of the Common Stock of Spinnaker Industries, Inc. (“Spinnaker”). Lynch’s combined holdings in Spinnaker represent 41.8% and 49.5% of the equity and voting power of Spinnaker, respectively. Spinnaker conducts its business through two wholly-owned subsidiaries, Spinnaker Coating, Inc. (“Spinnaker Coating”) and Entoleter, Inc. (“Entoleter”).

     Deconsolidation

      Prior to September 30, 2001, Lynch owned 48% and 60%, respectively, of the equity and voting power of Spinnaker. As such, under accounting principles generally accepted in the United States, Lynch consolidated the results of Spinnaker and was required to record all of the losses of Spinnaker, since the non-Lynch interests were not required to absorb their shares of losses (52%) after their investment was fully absorbed by losses. On September 26, 2001, Lynch caused LS to make a charitable disposition of 430,000 shares of Spinnaker’s Class A Common Stock. As a result of that transaction: (a) Lynch’s equity interest and voting power in Spinnaker were reduced to their current level of 41.8% and 49.5%, respectively, (b) Lynch deconsolidated Spinnaker for financial reporting purposes, effective September 30, 2001, (c) since September 30, 2001, Lynch has accounted for its ownership of Spinnaker using the equity method of accounting and (d) Lynch will not record any additional losses from Spinnaker, as Lynch has no obligation to further fund such losses.

     Spinnaker Chapter 11 Reorganization Proceeding

      On November 13, 2001 (the “Filing Date”), Spinnaker and its Spinnaker Coating, Spinnaker Coating-Maine, Inc. and Entoleter subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (11 U.S.C. §101 et. al.) in the United States Bankruptcy Court for the Southern District of Ohio, Dayton Division (the “Court”). The cases are being jointly administered under Case No. 01-38066.

      Effective December 28, 2001, Spinnaker’s Common Stock and Class A Common Stock were de-listed from the American Stock Exchange. Spinnaker has also filed a Form 15 with the Securities and Exchange Commission to terminate its obligation to file periodic reports under the Securities Exchange Act of 1934.

      On December 31, 2001, Spinnaker entered into a letter of intent (the “Letter of Intent”) with WR Capital Partners, LLC (“WR Capital”) whereby SP Acquisition LLC (“SP Acquisition”), an acquisition entity established by WR Capital, agreed to purchase substantially all of Spinnaker’s (and its subsidiaries’) assets (and assumption of substantial liabilities) for an amount not to exceed $25,763,000 (including assumed obligations). Entoleter’s assets are not included in the sale. On January 4, 2002, Spinnaker filed a motion with the Court to approve the sale of substantially all of its assets, subject to higher and better offers, to SP Acquisition. On January 17, 2002, the Court entered an order (i) approving bid procedures, including a break-up fee and expense reimbursement, (ii) setting an auction date of March 4, 2002 and (iii) setting a date to issue an order approving the sale of such assets for March 5, 2002.

      On January 18, 2002, Spinnaker entered into that certain Asset Purchase Agreement (as amended, the “Asset Purchase Agreement”) with SP Acquisition as contemplated by the Letter of Intent. On March 6, 2002, the Court entered an order approving the sale of substantially all of Spinnaker’s assets to SP Acquisition.

      The closing of the Asset Purchase Agreement occurred on March 28, 2002. Spinnaker estimates that, pursuant to a plan of liquidation, there will be a minimal distribution to unsecured creditors and no return to Spinnaker’s equity holders.

      On March 28, 2002, the Court approved the sale of substantially all of Entoleter’s assets to Welton LLC for $920,000 in cash plus certain assumed obligations. The closing of the sale is expected to occur on or before April 5, 2002. If the sale closes, Spinnaker estimates that pursuant to a plan of liquidation, there will be a minimal distribution to unsecured creditors and no return to Spinnaker, Entoleter’s sole equity holder. If the sale does not close, Spinnaker may, among other actions, (i) search for another purchaser of Entoleter, (ii) attempt to cause Entoleter to reorganize pursuant to a plan of reorganization, or (iii) if unsuccessful with respect to (i) and (ii), liquidate Entoleter’s assets.

      Spinnaker’s business and properties are described below (in this Section C of Item 1 and in Item 2) without regard to the impact of Spinnaker’s reorganization proceeding and the sale of its assets pursuant thereto.

     Business

      Spinnaker, through Spinnaker Coating, is a manufacturer and marketer of adhesive-backed material, primarily for the pressure sensitive label stock market.

      Spinnaker Coating primarily manufactures custom, low-volume, pressure sensitive products used for specialty applications. Customers convert its label stock into labels used for a broad range of end use applications, including bar-coding, mailing and shipping, packaging for pharmaceutical, food and other consumer products, office identification and business forms, postage stamps, decorative labels and other specialty industrial uses. Spinnaker Coating is the largest supplier of pressure sensitive postage stamp stock for ultimate use by the United States Postal Service. In March 1998, Spinnaker Coating was selected by Paper Corporation of the U.S. (“PCUS”) to be its exclusive source of pressure sensitive postage stamp stock for delivery under a five year supply contract it was awarded by the U.S. Bureau of Engraving and Printing. Spinnaker also supplies, through PCUS, pressure sensitive postage stamp stock to private printers who supply postage stamps directly to the United States Postal Service.

      In March 1998, Spinnaker Coating acquired the pressure sensitive manufacturing facilities of S.D. Warren Company (“Warren”) in Westbrook, Maine for an aggregate purchase price of approximately

$51.8 million plus the assumption of certain liabilities (excluding substantially all trade payables). The purchase price was paid by the issuance of a subordinated convertible note to Warren, in the original principal amount of $7.0 million, and the remainder with funds available under Spinnaker’s asset-backed working capital revolving credit. The facility became unprofitable and was closed in July 2001.

      Spinnaker also manufactures and markets industrial process equipment and air pollution control scrubbers through Entoleter.

     Selected Financial Information

      For financial reporting purposes, until September 30, 2001 when Spinnaker was deconsolidated from Registrant, Spinnaker Coating comprised the Registrant’s “adhesive-backed label stock” segment and Entoleter comprised the “industrial process equipment” segment. For information about these segments’ net sales, profit or loss, and total assets for each of the last three fiscal years, please see Note 15 “Segment Information” to the Registrant’s Consolidated Financial Statements included in this report.

     Adhesive-backed Label Stock

      Spinnaker Coating develops, manufactures and markets pressure sensitive adhesive-backed label stock that is converted by printers and industrial users into products that are utilized for marking, identifying, labeling and decorating applications and products. To better concentrate on Spinnaker Coating’s strengths and market niche, a decision was made by Spinnaker’s management to reorganize and realign the business in the fourth quarter of 2000 and going forward in 2001. The restructuring involved the elimination of non-pressure sensitive product lines, outsourcing of non-core manufacturing processes and termination of approximately 100 employees.

      Pressure sensitive products, which are activated by the application of pressure, are manufactured with a three-element construction consisting of face stock, adhesive coating and silicone coated release liner. The adhesive product is sold in roll or sheet form for further conversion into products used primarily for marking, identification and promotional labeling. Spinnaker Coating’s pressure sensitive products are sold under the trade names Strip Tac® and Strip Tac Plus®. Roll pressure sensitive products are generally sold to label printers that produce products used primarily for informational labels (shipping labels, price labels, warning labels, etc.), product identification and postage stamps. Sheet pressure sensitive products are sold to commercial sheet printers, who provide information labels and other products (such as laser printer stock).

     Marketing and Customers

      Spinnaker Coating markets its broad range of products to a variety of customers. Its marketing strategy focuses not only on products but also customer service and specific customer applications. Spinnaker has conducted business with its top 10 customers for approximately 20 years on average. During 2001, one customer, Paper Corporation of the United States, accounted for approximately 17.1% of Spinnaker’s net sales.

      Spinnaker Coating generally markets its products through its own sales representatives to regional and national printers, converters and merchants. A major portion of sales represent product manufactured and shipped to customers directly from Spinnaker Coating’s facilities in Troy, Ohio. However, to broaden its market penetration, Spinnaker Coating also contracts with regional processors throughout the United States, with whom Spinnaker Coating stores product until sold. Generally, these processors perform both slitting and distribution services for Spinnaker Coating.

     Manufacturing and Raw Materials

      Spinnaker Coating manufactures its adhesive-backed label stock products at two plants in Troy, Ohio. Spinnaker has made approximately $8.4 million in capital expenditures at the Ohio facilities over the last five years.

      Raw materials are the most significant cost component in Spinnaker Coating’s production process. The material component accounts for approximately 65-75% of the total cost of its products, with the most important raw materials being paper (gumming kraft and face stock), adhesive materials, and polypropylene film. These materials are currently readily available and are procured from numerous suppliers. The cost of Spinnaker’s principal raw materials have generally remained stable or decreased over recent years. Historically, the increases in raw material costs for Spinnaker’s products have not materially impacted Spinnaker’s gross margin. The future impact of a change in raw material costs on Spinnaker’s profitability is based, in part, on pricing by Spinnaker’s competitors. Although, changes in Spinnaker’s raw material costs have recently not materially impacted Spinnaker’s gross margin, Spinnaker cannot be assured that future raw material cost increases can be passed through to its customers or that such cost increases will not negatively impact Spinnaker’s gross margin.

     Competition

      The adhesive-backed label stock industry is highly competitive. Spinnaker Coating competes with several national manufacturers, including the Fasson unit of Avery Dennison and the MACtac unit of Bemis Company, Inc., as well as a number of importers and smaller regional manufacturers. As a result of the competitive environment in the markets in which Spinnaker Coating operates, the company faces (and will continue to face) pricing pressure on its products. As a result of such pricing pressure, Spinnaker Coating has experienced, and may continue to experience, reductions in the profit margins on its sales, or has and may be unable to pass future raw material price increases to its customers (which would also reduce profit margins).

     Backlog

      Spinnaker Coating’s label stock backlog believed to be firm was $5.0 million at December 31, 2001, as compared to $8.4 million at December 31, 2000.

     Industrial Process Equipment Business

      Through Entoleter, Spinnaker engineers, manufactures and markets a line of industrial process equipment and a line of air pollution control equipment. Entoleter’s net sales consist entirely of sales to commercial and industrial customers.

     Environmental Regulations

      Spinnaker’s operations are subject to environmental laws and regulations governing emissions to the air, discharges to waterways, and generation, handling, storage, transportation, treatment and disposal of waste materials. Spinnaker is also subject to other federal and state laws and regulations regarding health and safety matters. Environmental laws and regulations are constantly evolving and it is impossible to predict the effect that these laws and regulations will have on Spinnaker in the future. While Spinnaker believes it is currently in substantial compliance with all such environmental laws and regulations, there can be no assurance that it will at all times be in complete compliance with all such requirements. Spinnaker has made, and expects to continue to make, capital expenditures to comply with environmental requirements. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from Spinnaker’s properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of Spinnaker’s properties, Spinnaker may be held liable and the amount of such liability could be material.

     Patents and Trademarks

      Patents are held by Spinnaker with respect to the manufacture of certain of its products, but its management does not consider such patents to be important to Spinnaker’s operations. The patents expire over various lengths of time with the last patent expiring in about 10 years. Spinnaker has registered several of its trade names and trademarks for adhesive-backed materials.

     International Sales

      Spinnaker’s international sales were $13.3 million, $20.1 million and $17.5 million in 2001, 2000 and 1999, respectively, representing approximately 11.4%, 17.4%, and 10.8% of Spinnaker’s net sales for 2001, 2000 and 1999, respectively. Of the $13.3 million in 2001 international sales, approximately 99% were represented by exports of Spinnaker Coating. The substantial majority of these sales were to Canadian customers and, consequently, Spinnaker believes that the risks commonly associated with doing business in international countries are minimal. The gross margin on international sales is substantially equivalent to that of domestic sales. Because international sales are transacted in United States dollars, payments in many cases are secured by irrevocable letters of credit.

     Employees

      As of December 31, 2001, Spinnaker employed 263 persons, of whom 231 were Spinnaker Coating employees and 32 were Entoleter employees. Spinnaker Coating’s Troy, Ohio plants began negotiating a collective bargaining agreement with the Paper, Allied Industrial, Chemical and Energy Workers International Union, AFL-CIO (“PACE”) in February 2001, but have yet to reach an agreement. This agreement will cover approximately 132 hourly employees. Entoleter’s approximately 14 hourly production employees are members of the United Electrical, Radio and Machine Workers of America Union. The current collective bargaining agreement expires in 2002. Spinnaker and Entoleter believe that their relations with their employees are good; however, there can be no assurance that they will not experience work stoppages or slowdowns in the future.

D.     Other Information

      While the Registrant holds licenses and patents of various types, Registrant does not believe they are critical to its overall operations. See respective “Intellectual Property” sections for each of Lynch Systems, M-tron and Spinnaker above.

      The Registrant conducts product development activities with respect to each of its major lines of business. Currently, such activities are directed principally toward the improvement of existing products, the development of new products and/or diversification. In the last three years, M-tron has accounted for the vast majority of Registrant’s product development costs.

      The capital expenditures, earnings and competitive position of Registrant have not been materially affected to date by compliance with current federal, state, and local laws and regulations relating to the protection of the environment; however, Registrant cannot predict the effect of future laws and regulations. The Registrant has not experienced difficulties relative to fuel or energy shortages. See also “Environmental Regulations” under Item 1. Business — C. Spinnaker Industries, Inc. for more information with respect to Spinnaker.

      No portion of the business of the Registrant is regarded as seasonal.

      There were no customers in 2001 or 2000 that represent 10% or more of consolidated revenues. The Registrant does not believe that it is dependent on any single customer.

      Additional information with respect to each of the Registrant’s lines of business is included in Note 15 to the Consolidated Financial Statements included as Item 14(a) below.

E.     Executive Officers of the Registrant

      Pursuant to General Instruction G (3) of Form 10-K, the following list of executive officers of the Registrant is included in Part I of this Annual Report on Form 10-K in lieu of being included in the Proxy Statement for the 2002 Annual Meeting of Shareholders. Such list sets forth the names and ages of all executive officers of Registrant indicating all positions and offices with the Registrant held by each such person and each such person’s principal occupations or employment during the past five years.

Name	Offices and Positions Held	Age

Ralph R. Papitto	Chairman and Chief Executive Officer (since August 2001) of Lynch; Chief Executive Officer of Avtek Inc., a private holding company co-owned by Mario J. Gabelli and Ralph R. Papitto (since 2000); Chairman and Chief Executive Officer of AFC Cable Systems, Inc., a NASDAQ listed manufacturer and supplier of electrical distribution products (1990-1999); Founder, Chairman and Chief Executive Officer of Nortek, Inc., a NYSE listed manufacturer of construction products (1967-1990); Director of Lynch Interactive Corporation (since 1999); Spinnaker Industries, Inc.; AFC Cable Systems, Inc.; and Global Sports & Gaming.Com; Chairman of the Board of Trustees of Roger Williams University.	75
Mario J. Gabelli	Chairman (1986 to August 2001) and Chief Executive Officer (1986 to January 2000; and April 2001 to August 2001) and Vice Chairman (since August 2001) of Lynch; Chairman, Chief Executive Officer and a Director of Lynch Interactive Corporation (since September 1999); Chairman and Chief Executive Officer of Gabelli Group Capital Partners (since 1980), a private Corporation which makes investments for its own account; Chairman and Chief Executive Officer of Gabelli Asset Management Inc. (since 1999), a NYSE listed holding corporation for subsidiaries engaged in various aspects of the securities business; Director/ Trustee and/or President of all registered investment companies managed by Gabelli Funds, LLC (since 1986); Governor of the American Stock Exchange; Overseer of Columbia University Graduate School of Business; Trustee of Fairfield University, Roger Williams University, Winston Churchill Foundation and E.L. Wigend Foundation; Director of The National Italian American Foundation and The American-Italian Cancer Foundation, Chairman, Patron’s Committee of Immaculate Conception School; and former trustee of Fordham Preparatory School.	59
Richard E. McGrail	President and Chief Operating Officer (since October 2001) of Lynch; President of Avtek Inc., a private holding company co-owned by Mario J. Gabelli and Ralph R. Papitto (since 2001); Division President of AFC Cable Systems, Inc., a NASDAQ listed manufacturer and supplier of electrical distribution products (1993 to 2001); Prior general and marketing management experience with Digital Equipment Corporation (DEC).	47
Raymond H. Keller	Chief Financial Officer, Vice President and Secretary (since October 2001) of Lynch; Chief Financial Officer of Avtek Inc., a private holding company co-owned by Mario J. Gabelli and Ralph R. Papitto (since 2000); Director and Chief Financial Officer of AFC Cable Systems, Inc., a NASDAQ listed manufacturer and supplier of electrical distribution products (1989 to 2000); Trustee of Roger Williams University; Prior financial management experience with Microdot, Inc.	64

      The executive officers of the Registrant are elected annually by the Board of Directors at its organizational meeting in May and hold office until the organizational meeting in the next year and until their respective successors are chosen and qualified.

Item 2.     Properties

      Lynch’s principal executive offices in Providence, Rhode Island are leased and shared with Avtek Inc., a private holding company co-owned by Mario J. Gabelli and Ralph R. Papitto. Mr. Gabelli is Vice Chairman and a Director of Lynch. Mr. Papitto is Chairman and Chief Executive Officer of Lynch.

      During 2000 Spinnaker moved its corporate headquarters from Dallas, Texas to Troy, Ohio, where it has major facilities.

      Spinnaker Coating owns two manufacturing facilities, Plant One and Plant Two, in Troy, Ohio. Plant One is a 200,000 square foot complex and Plant Two is a 98,000 square foot facility. The facilities house manufacturing, administrative and shipping operations.

      In connection with Spinnaker Coating’s acquisition of the Warren facilities in March 1998, the parties entered into a site lease, which provides for Warren’s lease of a portion of its Westbrook, Maine facility to Spinnaker. Such lease is for a term of 99 years, provides for nominal rent of $1.00 per year, with an option to purchase for $1.00. The facility contains approximately 50,000 square feet. With Spinnaker Coating’s closure of its Maine business in July 2001, the facility is currently vacant and efforts are being made to sublease or sell the property. Spinnaker’s plants are subject to security interests relating to its indebtedness.

      Entoleter owns a manufacturing plant containing 72,000 square feet located on approximately 5 acres of land in Hamden, Connecticut. The land and building are subject to a mortgage and security agreement executed in support of a bank loan. Entoleter also owns approximately 6 unimproved acres located in Hamden, Connecticut adjacent to its property.

      LS’s operations are housed in two adjacent buildings situated on 3.19 acres of land in Bainbridge, Georgia. In January 1997, LS completed an expansion of its manufacturing capacity at this site, which added approximately 15,000 square feet, bringing total manufacturing space to approximately 73,000 square feet. Finished office area in the two buildings totals approximately 17,000 square feet. All such properties are subject to security deeds relating to loans.

      Lynch-Amav located in Germany leases certain real and personal property under a commercial lease agreement that expires in December 2003. The lease agreement is between Lynch-Amav and the minority joint venture member’s family and provides for annual lease payments of $120,000.

      M-tron’s operations are housed in two separate facilities in Yankton, South Dakota. These facilities contain approximately 51,000 square feet in the aggregate. One facility owned by M-tron contains approximately 35,000 square feet and is situated on approximately 15 acres of land. The other Yankton facility containing approximately 16,000 square feet is leased, which lease expires on September 30, 2003, with options to extend the lease to 2006.

      It is Registrant’s opinion that the facilities referred to above are in good operating condition and suitable and adequate for present uses.

Item 3.     Legal Proceedings

      In the normal course of business subsidiaries of the Registrant are defendants in certain product liability, worker claims and other litigation in which the amounts being sought may exceed insurance coverage levels. The resolution of these matters is not expected to have a material adverse effect on the Registrant’s consolidated financial condition or operations. In addition, Registrant and/or one or more of its subsidiaries are parties to the following additional legal proceedings:

1.     In re Spinnaker Coating, Inc., Debtor/ PACE Local 1-1069 v. Spinnaker Coating, Inc., and Lynch Corporation, U.S. Bankruptcy Court, District of Maine, Chapter 11, Adv. Pro. No. 02-2007; and PACE Local 1-1069 v. Spinnaker Industries, Inc., Spinnaker Coating, Inc., and Spinnaker Coating-Maine, Inc., Cumberland County Superior Court, CV-2001-00352:

      On or about June 26, 2001, in anticipation of the July 15, 2001 closure of Spinnaker’s Westbrook, Maine facility, Plaintiff PACE Local 1-1069 filed a three count complaint in Cumberland County Superior Court, CV-2001-00352 naming the following defendants: Spinnaker Industries, Inc., Spinnaker Coating, Inc., and Spinnaker Coating-Maine, Inc. (collectively, the “Spinnaker Entities”) and Lynch. The complaint alleged that under Maine’s Severance Pay Act both the Spinnaker Entities and Lynch would be liable to pay approximately $1,166,000 severance pay under Maine’s Severance Pay Act in connection with the plant closure. The Defendants filed a notice of removal, thereby creating United States District Court Civil Action C.V. No. 01-236. The case was remanded to state court. The Spinnaker Entities also filed a separate complaint challenging the constitutionality of the Maine Severance Pay Act, United States District Court Civil Action No. 01-232. Thereafter, when the Spinnaker Defendants filed for relief under Chapter 11 of the Bankruptcy Code, they filed a second notice of removal, creating United States District Court for the District of Maine case number C.V. No. 02-7. Upon entry of an order confirming automatic reference, the C.V. No. 02-7 was referred to the United States Bankruptcy Court, District of Maine, and assigned Adv. Pro. No. 02-2007. This litigation was resolved as follows:

i) To the extent the United States District Court Civil Action No. 01-236 and 02-7 had not already been closed, the parties agreed to, as necessary, stipulations of dismissal disposing of those actions;

ii) The Spinnaker Entities stipulated to dismissal with prejudice, without costs, of United States District Court Civil Action No. 01-232;

iii) In Adv. Pro. No. 02-2007, Count I of the Plaintiff’s complaint was dismissed with prejudice and without costs to any party;

iv) In Adv. Pro. No. 02-2007 Count III of the Plaintiff’s complaint was dismissed without prejudice and without costs to any party;

v) In Adv. Pro. No. 02-2007 Count II of the Plaintiff’s complaint was remanded to Cumberland County Superior Court, without costs and attorneys fees to any party. In consenting to remand, Lynch agreed that it would not challenge the subject matter jurisdiction of the Cumberland County Superior Court to conduct the trial and would not attempt to remove or otherwise invoke the jurisdiction of the federal court (except for appellate review to the extent permitted under applicable law), so long as the Plaintiff does not amend the complaint. Now Plaintiff’s case will proceed against Lynch in Cumberland County Superior Court in Maine on the issue of whether Lynch has liability to Plaintiffs under the Maine Severance Pay Act. Lynch believes that, in addition to other defenses, it is not subject to the Maine Severance Pay Act, as now in effect, and will move for summary judgment. Management firmly believes that, under current law, the resolution of this case will not have a material adverse effect on the Registrant’s consolidated financial condition or operations. Lynch has, however, become aware that plaintiff’s counsel is sponsoring legislation to amend the Maine Severance Pay Act that, if enacted, could conceivably adversely affect the outcome of this case. At this time, management is unable to assess the prospects for enactment of any such legislation or, if enacted, how it might affect the outcome of this case.

2.     Spinnaker Chapter 11 Reorganization Proceeding

      On November 13, 2001 (the “Filing Date”), Spinnaker and its Spinnaker Coating, Spinnaker Coating-Maine, Inc. and Entoleter subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States

Bankruptcy Code (11 U.S.C. §101 et. al.) in the United States Bankruptcy Court for the Southern District of Ohio, Dayton Division (the “Court”). The cases are being jointly administered under Case No. 01-38066.

      Effective December 28, 2001, Spinnaker’s Common Stock and Class A Common Stock were de-listed from the American Stock Exchange. Spinnaker has also filed a Form 15 with the Securities and Exchange Commission to terminate its obligation to file periodic reports under the Securities Exchange Act of 1934.

      On December 31, 2001, Spinnaker entered into a letter of intent (the “Letter of Intent”) with WR Capital Partners, LLC (“WR Capital”) whereby SP Acquisition LLC (“SP Acquisition”), an acquisition entity established by WR Capital, agreed to purchase substantially all of Spinnaker’s (and its subsidiaries’) assets (and assumption of substantial liabilities) for an amount not to exceed $25,763,000 (including assumed obligations). Entoleter’s assets are not included in the sale. On January 4, 2002, Spinnaker filed a motion with the Court to approve the sale of substantially all of its assets, subject to higher and better offers, to SP Acquisition. On January 17, 2002, the Court entered an order (i) approving bid procedures, including a break-up fee and expense reimbursement, (ii) setting an auction date of March 4, 2002 and (iii) setting a date to issue an order approving the sale of such assets for March 5, 2002.

      On January 18, 2002, Spinnaker entered into that certain Asset Purchase Agreement (as amended, the “Asset Purchase Agreement”) with SP Acquisition as contemplated by the Letter of Intent. On March 6, 2002, the Court entered an order approving the sale of substantially all of Spinnaker’s assets to SP Acquisition.

      The closing of the Asset Purchase Agreement occurred on March 28, 2002. Spinnaker estimates that, pursuant to a plan of liquidation, there will be a minimal distribution to unsecured creditors and no return to Spinnaker’s equity holders.

      On March 28, 2002, the Court approved the sale of substantially all of Entoleter’s assets to Welton LLC for $920,000 in cash plus certain assumed obligations. The closing of the sale is expected to occur on or before April 5, 2002. If the sale closes, Spinnaker estimates that pursuant to a plan of liquidation, there will be a minimal distribution to unsecured creditors and no return to Spinnaker, Entoleter’s sole equity holder. If the sale does not close, Spinnaker may, among other actions, (i) search for another purchaser of Entoleter, (ii) attempt to cause Entoleter to reorganize pursuant to a plan of reorganization, or (iii) if unsuccessful with respect to (i) and (ii), liquidate Entoleter’s assets.

3.     Qui Tam Lawsuit

      Lynch Interactive Corporation (“Interactive”), Registrant and several other parties have been named as defendants in a lawsuit brought under the so-called “qui tam” provisions of the federal False Claims Act in the United States District Court for the District of Columbia. The complaint was filed under seal with the court on February 14, 2001. At the initiative of one of the defendants, the seal was lifted on January 11, 2002. Under the False Claims Act, a private plaintiff, termed a “relator,” may file a civil action on the U.S. government’s behalf against another party for violation of the statute. In return, the relator receives a statutory bounty from the government’s litigation proceeds if he is successful.

      The relator in this lawsuit is R.C. Taylor III. The main allegation in the case is that the defendants participated in the creation of “sham” bidding entities that allegedly defrauded the federal Treasury by improperly participating in certain Federal Communications Commission spectrum auctions restricted to small businesses, as well as obtaining bidding credits in other spectrum auctions allocated to “small” and “very small” businesses. The lawsuit seeks to recover an unspecified amount of damages, which would be subject to mandatory trebling under the statute.

      The U.S. Department of Justice has notified the court that it has declined to intervene in the case. The defendants strongly believe that this lawsuit is completely without merit and intend to defend the suit vigorously. Furthermore, Registrant believes that, under the separation agreement between Registrant and Interactive pursuant to which Interactive was spun off to Registrant’s shareholders on September 1, 1999, Interactive would be obligated to indemnify Registrant for any losses or damages incurred by Registrant as a result of this lawsuit. Nevertheless, Registrant cannot predict the ultimate outcome of the litigation, nor can

Registrant predict the effect that the lawsuit or its outcome will have on Registrant’s business or plan of operation. The defendants have yet to be formally served with the complaint.

Item 4.     Submission of Matters to a Vote of Security Holders

      Not applicable.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

      The Common Stock of Lynch Corporation is traded on the American Stock Exchange under the symbol “LGL.” The market price highs and lows in consolidated trading of the Common Stock during the two years ended December 31, 2001 and 2000 are as follows:

	Three Months Ended

2001	March 31	June 30	September 30	December 31

High	42	30	34 6/8	23
Low	29	26	23	13

2000	March 31	June 30	September 30	December 31

High	33 1/2	32 7/8	51	50
Low	25 1/4	25 1/2	31 7/8	43

      At March 15, 2002, the Company had 836 shareholders of record.

Compliance with Listing Standards

      On December 11, 2001 AMEX advised Lynch that it was initiating an informal review of Lynch’s eligibility for continued listing on AMEX because, based upon AMEX’s review of Lynch’s Form 10-Q for the period ended September 30, 2001: (1) Lynch had shareholders equity of less than $2 million and losses from continuing operations in two of its three most recent fiscal years and (2) Lynch had shareholders equity of less than $4 million and losses in three out of its four most recent fiscal years. AMEX requested Lynch to provide the Exchange with Lynch’s specific plan for achieving compliance with the Exchange’s continued listing guidelines. On January 10, 2002, Lynch responded to the Exchange, explaining that Lynch’s failure to meet the continued listing guidelines was attributable to the fact that, until September 30, 2001, by virtue of its control position in Spinnaker, Lynch was required to consolidate 100% of Spinnaker’s losses and that, in the absence of these losses from Spinnaker, Lynch would have reported positive equity and positive net income for the 9-month period ending September 30, 2001. Lynch further explained that its new management team had taken steps to deconsolidate Spinnaker from Lynch for financial reporting purposes effective from and after September 30, 2001 by reducing Lynch’s equity and voting interests in Spinnaker below 50%. See “Item 1. Business — C. Spinnaker — Deconsolidation”. Lynch explained that the deconsolidation of Spinnaker resulted in a non-cash gain of $27.4 million being recorded on September 30, 2001 and also resulted in Lynch retaining a negative investment in Spinnaker of $19.4 million, representing Lynch’s remaining interest in Spinnaker’s accumulated deficit as of September 30, 2001; that this remaining interest represents losses in excess of investment, which has been recorded as a “deferred gain” on Lynch’s balance sheet until such time as Spinnaker achieves profitability or Lynch disposes of its remaining interest in Spinnaker (see Note 1 to the Registrant’s Consolidated Financial Statements included in this report); that Lynch will not record any additional losses from Spinnaker; that, in Lynch’s view, the $19.4 million “deferred gain” should be treated as equity by AMEX for purposes of assessing Lynch’s compliance with the listing standards; and that, after giving effect to the deconsolidation of Spinnaker, Lynch retains a strong balance sheet. Finally, Lynch explained that management expects Lynch’s business will be profitable and that the current negative equity position of Lynch, even before consideration of the aforementioned deferred gain as additional equity, would be reduced annually and turn positive in fiscal 2004.

      On January 29, 2002, the Exchange notified Lynch that it had determined to continue Lynch’s listing pending a review of its March 31, 2002 Form 10-Q. The Exchange noted that, by then, Lynch should have made favorable progress towards regaining compliance with the listing guidelines. The Exchange further noted that its determination to continue Lynch’s listing is subject to Lynch’s favorable progress in satisfying the Exchange’s guidelines for continued listing and to the Exchange’s routine periodic reviews of Lynch’s SEC filings. Finally, the Exchange requested a report on or before May 30, 2002 which provides (i) quarterly income statement, cash flow and balance sheet projections for the year ending December 31, 2002; (ii) a copy of Lynch’s most recent business plan, if available; and (iii) an update on Lynch’s stance with respect to its ownership position in Spinnaker.

      The subsequent event described in Note 17 to the Consolidated Financial Statements should have a positive effect on Lynch’s eligibility for continued listing.

Dividend Policy

      The Board of Directors has adopted a policy of not paying cash dividends, a policy which is reviewed annually. This policy takes into account the long term growth objectives of the Company, especially its acquisition program, shareholders’ desire for capital appreciation of their holdings and the current tax law disincentives for corporate dividend distributions. Accordingly, no cash dividends have been paid since January 30, 1989 and none are expected to be paid in 2002. Substantially all of the subsidiaries’ assets are restricted under the companies’ current credit agreements and limit the companies’ ability to pay dividends.

Item 6.	Selected Financial Data

LYNCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED SELECTED FINANCIAL DATA

(Adjusted to Reflect Discontinued Operations and Spin Off of Lynch Interactive Corporation)
(In thousands, except per share amounts)

	Year Ended December 31(a)

	2001*	2000	1999	1998	1997

Revenues	$141,073	$219,196	$194,222	$187,644	$153,735
Operating profit (loss)(b)	(19,240)	(4,977)	85	4,074	6,730
Net financial activities	(7,357)	(12,751)	(9,528)	(8,392)	(4,884)
Gain (loss) on sale of subsidiary stock and other operating assets	—	—	—	2,090	(91)

Income (loss) from continuing operations before income Taxes, minority interests, discontinued operations and Extraordinary items	(26,597)	(17,728)	(9,443)	(2,228)	1,755
(Provision) benefit for income taxes	(358)	2,793	2,544	1,408	(301)
Minority interests	4,017	9,252	2,647	1,107	(121)

Income (loss) from continuing operations before Discontinued operations and extraordinary items	(22,938)	(5,683)	(4,252)	287	1,333
Operations of Lynch Interactive Corporation(f)	—	—	(7,493)	4,929	(3,349)
Discontinued operations(c)	—	—	(572)	(1,859)	(862)
Gain on sale of Spinnaker’s industrial tape Segment	—	—	10,431	—	—
Extraordinary items(d)	—	2,245	303	—	—

Net income (loss)	$(22,938)	$(3,438)	$(1,583)	$3,357	$(2,878)

Per Common Share:(e)
Income (loss) from continuing operations before Discontinued operations and extraordinary items:
Basic	$(15.24)	$(3.81)	$(3.00)	$.20	$.94
Diluted	(15.24)	(3.81)	(3.00)	.20	.94
Net income (loss):
Basic	(15.24)	(2.31)	(1.12)	2.37	(2.03)
Diluted	(15.24)	(2.31)	(1.12)	2.37	(2.03)
Cash, securities and short-term investments(g)	$4,247	$10,543	$13,106	$1,132	$6,499
Restricted cash(g)(h)	4,703	6,500	56,026	—	—
Total assets (net of discontinued operations)(c)(f)(g)	32,091	162,820	211,192	251,658	183,720
Long-term debt, exclusive of current portion(g)	1,678	61,350	116,765	126,976	115,159
Shareholders’ (deficiency) equity(f)(g)	(7,451)	15,432	15,991	11,441	14,464

Notes:

*	Effective September 30, 2001, the Company’s ownership and voting interest of Spinnaker Industries, Inc. was reduced to 41.8% and 49.5% respectively, due to the disposition of shares of Spinnaker. As a result, effective September 30, 2001, the Company relinquished control of Spinnaker and has deconsolidated Spinnaker and prospectively accounts for its ownership of Spinnaker using the equity method of accounting. See Note 1 to Consolidated Financial Statements — “Basis of Presentation” included elsewhere herein.

(a)	The data presented herein reflect the spin off of Lynch Interactive Corporation (Interactive) from the Company and the sale by Spinnaker Industries, Inc. (Spinnaker), of its industrial tape units, all of which transactions occurred in the third quarter of 1999. Accordingly, the operating results of both Interactive and the industrial tape segment have been segregated from continuing operations of the Company and are reported as separate line items. The data presented also includes results of the business acquired from S.D. Warren (name changed Spinnaker Coating-Maine, Inc.) from March 17, 1998, the date of its acquisition.

(b)	Operating profit (loss) is revenues less operating expenses, which excludes investment income, interest expense, extraordinary items, minority interests and taxes. Included are asset impairment and restructuring charges and the gain on deconsolidation (see Note g).

(c)	Discontinued operations of the industrial tape segment of Spinnaker Corporation. (See Note 3 to Financial Statements included elsewhere herein).

(d)	Gain on early extinguishments of debt at Spinnaker in 2000 and 1999.

(e)	Based on weighted average number of common shares outstanding.

(f)	No cash dividends have been declared over the period. In 1999 for each share of Lynch Common Stock, shareholders received one share of Lynch Interactive Corporation in a Spin Off of the multimedia and transportation business (See Note 4 to Financial Statements). In 1997, for each share of Lynch Common Stock, shareholders received one share of East/West Communications, Inc., an F block PCS licensee with licenses covering a population of 20 million.

(g)	2001 excludes Spinnaker Industries as a result of the September 30, 2001 deconsolidation of Spinnaker resulting from the Company’s disposition of shares of Spinnaker that reduced its ownership and voting interest of Spinnaker Industries, Inc. to 41.8% and 49.5% respectively.

(h)	See discussion of Restricted Cash in Note 6 — Notes Payable and Long-Term Debt included elsewhere herein.

(i)	For three year trend data of revenues and operating profit (loss) by segment, see Note 15-Segment Information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

      The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the carrying value of inventories, realizability of outstanding accounts receivable, percentage of completion of long-term contracts, and the provision for income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the past, actual results have not been materially different from the Company’s estimates. However, results may differ from these estimates under different assumptions or conditions.

      The Company has identified the following as critical accounting policies, based on the significant judgments and estimates used in determining the amounts reported in its consolidated financial statements:

     Accounts Receivable

      The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company estimates potential losses based on its knowledge of the financial condition of certain customers. Historically, losses have been within the Company’s expectations. If the financial condition of the Company’s customers were to change, adjustments may be required to these estimates.

     Inventory Valuation

      The Company values its inventory at the lower of cost or market. If actual market conditions are more or less favorable than those projected by management, adjustments may be required.

     Accounting for Long-Term Contracts

      One of the Company’s subsidiaries is engaged in the manufacture of machines and accounts for the related long-term contracts using the percentage-of-completion accounting method as costs are incurred. Estimates are used to determine the completion percentages and projected profitability of these contracts based on available information. Actual progress made on these contracts may result in future changes to these estimates.

     Income Taxes

      The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the value of these assets. If the Company is unable to generate sufficient future taxable income in these jurisdictions, an adjustment may be required to the net carrying value of the deferred tax assets resulting in additional income tax expense in the Company’s consolidated statement of operations. Management evaluates the realizability of the deferred tax assets and assesses the need for any valuation adjustment quarterly.

     Recently Issued Accounting Standards

      The Company has described the impact anticipated from the adoption of certain new accounting pronouncements effective in 2002 in Note 1 to the consolidated financial statements included elsewhere herein.

Results of Operations

Year 2001 Compared to 2000 (including Results of Spinnaker for the nine months ended
September 30, 2001)

      Effective September 30, 2001, the Company’s ownership and voting interest of Spinnaker Industries, Inc. was reduced to 41.8% and 49.5% respectively, due to the disposition of shares of Spinnaker. As a result, effective September 30, 2001, the Company relinquished control of Spinnaker and has deconsolidated Spinnaker and will prospectively account for its ownership of Spinnaker using the equity method of accounting. See Note 1 — “Basis of Presentation” included elsewhere herein. Accordingly, Spinnaker results of operations have only been included for nine months in 2001.

     Net Sales

      Revenues for the year ended December 31, 2001 were $141.1 million, a reduction of $78.1 million from Fiscal Year 2000. Spinnaker’s net sales for the nine month period ending September 30, 2001 were $93.4 million, compared to $155.7 million for the full year in 2000. The decrease in Spinnaker net sales for 2001 was mainly attributable to lower selling prices due to excess capacity and depressed demand caused by the weakened general economy as well as the deconsolidation at September 30, 2001. Another contributing factor was the shutdown of Spinnaker’s facility in Maine in the first quarter of 2001.

      Lynch Systems’ revenues increased by 10 percent to $26.1 million due to increased order flow and sales of glass press machines used mainly by the producers of television and computer-monitor screens and other devices that incorporate electronic display. M-tron’s served market, the infrastructure segment of the telecommunications industry, was deeply depressed by the major correction of overcapacity caused by the internet bubble. M-tron could not overcome the dramatic reduction in spending by its customers and suffered a sales decline from $39.8 million in 2000 to $21.6 million in 2001.

     Operating Loss

      Operating loss for 2001 was $19.2 million compared to an operating loss of $5.0 million in 2000. Spinnaker’s nine-month operating loss was $47.3 million compared to an operating loss of $9.5 million in 2000. Spinnaker’s operating results primarily reflect lower operating margins due to lower selling prices attributable to excess capacity and a weak general economy. Spinnaker recognized restructuring charges affiliated with its Coating business, during the first nine months of 2001 of $38.3 million compared to $2.7 million in 2000. The 2001 restructuring charge was for the closing of the Spinnaker Coating facility in Westbrook, Maine. Non-cash asset impairment charges of $36.8 million (goodwill $20.8 million; fixed assets $16.0 million) accounted for the majority of the $38.3 million restructuring cost. The Company also recorded a $27.4 million gain on deconsolidation of Spinnaker as discussed in Note 1 to the consolidated financial statements included elsewhere herein. Subsequent to the Company’s deconsolidation of Spinnaker, Spinnaker filed for Chapter 11 bankruptcy protection in November, 2001. As of March 6, 2002, an agreement to sell the majority of the Spinnaker business had been approved by the bankruptcy court. See Note 17 to the consolidated financial statements included elsewhere herein for further details.

      M-tron’s operating profit declined by $5.9 million from a profit of $3.3 million to a loss of $2.6 million. In spite of a 54 percent reduction in headcount and a further curtailment in hours worked, M-tron could not compensate for the 46 percent reduction in sales and lower selling prices. M-tron’s 2000 and 2001 profits were also impacted by IPO/Rights offering costs of $341,000 and $266,000, respectively. M-tron’s 2001 earnings were also reduced by a product issue with a long time contract manufacturer. M-tron provided reserves for this product issue totaling $295,000 at December 31, 2001. In addition, M-tron wrote down its inventories by $675,000 due to the sudden drop in demand that started in March, 2001. Lynch Systems operating profit increased by $1.9 million to $4.8 million due to increased order volume and cost controls that enabled Lynch Systems to improve its return on sales by 6 percentage points.

     Other Income/Expense

      Investment income decreased by $1.1 million (all attributable to Spinnaker) caused by lower investment earnings rates, the 9-month versus 12-month comparison, and less cash invested.

      Interest expense of $7.8 million was $3.6 million less than the prior year primarily due to reduced debt at Lynch Systems, the 9-month versus 12-month comparison at Spinnaker, and lower borrowing rates.

      Income tax benefit (expense) includes federal, state and local taxes. In spite of a net loss for the year 2001, there was a $358,000 tax expense as Spinnaker’s loss does not provide any tax benefits to Lynch. Factors resulting in this tax, and factors that reduced the year 2000 effective tax rate to 16% include provisions for contingencies, state income taxes, goodwill amortization, a valuation allowance for deferred taxes, and our foreign sales corporation.

      Minority interests, reduced losses by $4.0 million as a result of losses at Spinnaker that were allocable to the minority interests to the extent of their investment in Spinnaker, and profits of $0.1 million for the minority interest in Lynch AMAV.

      Net loss for the year ended December 31, 2001 was $22.9 million, or ($15.24) per share, which compares to the net loss of $3.4 million, or ($2.31) per share, for the same period of 2000, and was due primarily to Spinnaker’s 9 month loss of $54.5 million that was partly offset by the $27.4 million gain on deconsolidation. See Note 1 to the consolidated financial statements included elsewhere herein.

      Total backlog of manufactured products at December 31, 2001 (excluding Spinnaker) was $13.4 million, which represents a decrease of $12.5 million from the comparable backlog of $25.9 million at December 31, 2000. Not included in this backlog is $1.5 million and $2.2 million at December 31, 2001 and 2000 respectively, representing a payment from a customer for a glass press order at Lynch Systems which was subsequently cancelled. The customer can use this amount for future orders and, if not utilized, will be forfeited to Lynch Systems. The backlog at Lynch Systems declined slightly from $13.5 million to $12.0 million. Meanwhile, the backlog at M-tron decreased to $1.4 million from $12.4 million due to the dramatic reduction in buying by OEM suppliers to the telecommunications sector which started in March, 2001.

     Year 2000 Compared to 1999

     Net Sales

      Revenues for the year ended December 31, 2000 were $219.2 million, an increase of $25.0 million from the comparable 1999 period. Spinnaker’s 2000 net sales were $155.7 million, compared to $162.1 million in 1999. The decrease in net sales for 2000 is attributed to entering into a joint venture to outsource the manufacturing and sales of non-pressure sensitive product lines in the fourth quarter of 1999 and lower sales volumes of general purpose pressure-sensitive products. Net sales were also impacted by lower prices from intense price competition in the general purpose and other pressure-sensitive product lines. Offsetting these declines were increased sales of pressure-sensitive sheet products.

      Additionally, net sales at Spinnaker’s Entoleter business declined by $1.4 million due to continued lower unit pricing. Revenues at M-tron increased by $13.4 million due to increased demand from the telecommunications industry and increased sales of new products. Lynch Systems’ revenues increased by $18.0 million due to increased order flow and sales of glass press machines.

     Operating Loss

      Operating loss for 2000 was $5.0 million compared to an operating profit of $.1 million in 1999. Spinnaker’s operating loss was $9.5 million compared to operating profit of $1.6 million in 1999. Spinnaker’s operating results primarily reflect lower operating margins, increased depreciation and amortization associated with capital expenditures used in the manufacturing process, lower product volumes, and an increase in product development costs. Spinnaker recognized certain restructuring charges, affiliated with its Coating business, during the fourth quarter 2000 of approximately $2.2 million and had previously recorded approximately $.5 million in the first quarter of 2000. To better concentrate on Coating’s strengths and market niche, the decision was made by Spinnaker management to reorganize and realign the business in the fourth quarter of 2000 and going forward in 2001. The restructuring involved the elimination of product lines and related manufacturing operations, outsourcing of non-core manufacturing processes and the termination of seven salaried employees, primarily senior management.

      M-tron’s operating profit increased by $1.4 million to $3.3 million due to increased volume and increased margins. Lynch Systems operating profit increased by $4.9 million to $2.7 million due to increased order volume and a significant increase in margins over 1999 depressed levels.

Other Income/ Expense

      Investment income decreased by $.6 million due to the utilization of restricted cash from the 1999 sale of Spinnaker’s industrial tape units to buy back debt which reduced the funds available for short-term investments.

      Interest expense was $11.4 million and decreased by $.4 million from the prior year primarily due to the reduction of Spinnaker’s Senior Notes by the repurchase mentioned above, offset by interest costs for short-term borrowings at various subsidiaries.

      In addition, Spinnaker recognized an impairment loss of $2.8 million in its investment in certain warrants as a result of the decline during the third and fourth quarter of 2000 in the underlying value of the stock associated with such warrants.

      The income tax benefit includes federal, as well as state and local taxes. The tax benefit for the year ended December 31, 2000, and 1999, represents effective tax rates of 16% for 2000 and 27% for 1999. The differences from the federal statutory rate are principally due to the effect of state income taxes, foreign sales amortization of non-deductible goodwill and a valuation allowance on Spinnaker’s deferred tax assets.

      Minority interests contribution to the net income (loss) increased by $6.6 million for the year from the prior year due to the increased losses from continuing operations at Spinnaker.

      Net loss for the year ended December 31, 2000, was $3.4 million, or ($2.31) per share, which compares to the net loss of $1.6 million, or ($1.12) per share, for the same period of 1999, due primarily to the operating losses mentioned above, offset by Spinnaker’s gain on repurchase of its Senior Notes ($2.2 million after income taxes and minority interest).

Liquidity and Capital Resources (Excluding Spinnaker Industries)

      The discussion below excludes the impact of Spinnaker, which was deconsolidated at September 30, 2001 as discussed in Note 1 to the consolidated financial statements included elsewhere herein. Thus, the discussion below reflects liquidity and capital resource matters for the Company’s remaining consolidated subsidiaries at December 31, 2001.

      At December 31, 2001, the Company had current assets of $25.9 million and current liabilities of $16.3 million. Working capital was therefore $9.6 million as compared to $9.2 million at December 31, 2000. The ratio of current assets to current liabilities was 1.59 to 1.00 at December 31, 2001, an improvement over the 1.42 to 1.00 ratio at December 31, 2000.

      Cash provided by operating activities was approximately $8.4 million in 2001 compared to cash used of approximately $2.9 million in 2000.

      Capital expenditures, on a comparable basis, were $0.6 million in 2001 and $1.6 million in 2000. Capital expenditures in 2002 may return to the 2000 level of $1.6 million. The Company anticipates that it will have sufficient cash flow from operations and borrowing availability under various credit facilities at the subsidiaries to fund such capital expenditures.

      At December 31, 2001, total debt was $3.3 million, which was $2.3 million less than the $5.6 million outstanding at the end of 2000. The reduction in debt is primarily due to reductions in the revolving credit loans. Debt outstanding at December 31, 2001 included $940 thousand of fixed interest rate debt, at an 8.0% interest rate, and $2.3 million of variable interest rate debt at a year end 2001 average rate of 5.0%. In May of 2001, Lynch Systems entered into an agreement with a bank for a $4 million line of credit to be used only for the issuance of standby letters of credit. This line of credit is secured by accounts receivable and inventories. Amounts available under this line of credit will be used to fund letters of credit securing customer advances and certain warranty coverages. In August of 2001, M-tron entered into a credit agreement with its bank to set the line at $6.2 million, including a $5.0 million working capital line. In addition, the company has aggregate lease commitments of $786,000. (See Note 14 to the Consolidated Financial Statements).

      Lynch Systems has a February 2002 commitment from another bank to provide a $6 million export/ import line, a $2 million domestic revolving credit line, and a $944 thousand term loan. Interest rates will be variable and currently would average about 4.6 percent. All of the new lenders’ loan conditions have been met and the lender expects to close the loan by mid-April 2002. In the event the new loan is not closed, Lynch Systems would pursue other alternatives that could include funding by its parent, renewing the present bank line, and entering into a lending agreement with another financing source.

      In 1987, the Board of Directors of Lynch authorized the repurchase of 400,000 common shares. As of December 31, 2001, Lynch’s remaining authorization is to repurchase an additional 148,700 shares of common stock. On August 9, 2001, the Company purchased 12,300 shares of its Common Stock from a former director, Mr. Guzzetti, for a purchase price of $396,204. Such purchase price was equal to the outstanding principal amount and unpaid interest on the loans made by the Company to Mr. Guzzetti on June 5, 2000 and September 20, 2000 to finance his original purchase of such Common Stock.

      The Board of Directors has adopted a policy of not paying cash dividends, a policy which is reviewed annually. This policy takes into account the long term growth objectives of the Company, especially its acquisition program, shareholders’ desire for capital appreciation of their holdings and the current tax law disincentives for corporate dividend distributions. Accordingly, no cash dividends have been paid since January 30, 1989 and none are expected to be paid in 2002. (See Note 6 to the Consolidated Financial Statements for restrictions on the companies assets).

Market Risk

      The Company is exposed to market risk relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amounts of interest earned on the Company’s cash equivalents and short-term investments (approximately $8.9 million at December 31, 2001). The Company generally finances the debt portion of the acquisition of long-term assets with fixed rate, long-term debt. The Company generally maintains the majority of its debt as fixed rate in nature by borrowing on a fixed long-term basis. The Company does not use derivative financial instruments for trading or speculative purposes. Management does not foresee any significant changes in the strategies used to manage interest rate risk in the near future, although the strategies may be reevaluated as market conditions dictate. There has been no significant change in market risk since December 31, 2001.

      At December 31, 2001, approximately $2.3 million of the Company’s debt bears interest at variable rates. Accordingly, the Company’s earnings and cash flows are slightly affected by changes in interest rates. Assuming the current level of borrowings for variable rate debt, and assuming a two percentage point increase in the 2001 average interest rate under these borrowings, it is estimated that the Company’s interest expense would change by only $0.1 million. In the event of an adverse change in interest rates, management would take actions to further mitigate its exposure.

Concentrations of Credit Risk

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, investments, and trade accounts receivable.

      The Company maintains cash and cash equivalents and short investments with various financial institutions. These financial institutions are located throughout the country and the Company’s policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company’s investment strategy. Other than certain accounts receivable, the Company does not require collateral on these financial instruments. In relation to export sales, the Company requires letters of credit supporting a significant portion of the sales price prior to production to limit exposure to credit risk. The Company maintains an allowance for doubtful accounts at a level that management believes is sufficient to cover potential credit losses.

Risk Factors

      Certain subsidiaries and business segments of the Company sell to industries that are subject to cyclical economic changes. Any downturns in the economic environment would have a financial impact on the Company and its consolidated subsidiaries and may cause the reported financial information herein not to be indicative of future operating results, financial condition or cash flows.

      Future activities and operating results may be adversely affected by fluctuating demand for capital goods such as large glass presses, delay in the recovery of demand for components used by telecommunications infrastructure manufacturers, disruption of foreign economies and the inability to renew or obtain new financing for expiring loans.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

      The information required by this Item 7A is included under the caption “Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

Item 8.	Financial Statements and Supplementary Data

      See Item 14(a).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this Item 10 is included under the caption “Executive Officers of the Registrant” in Item 1 hereof and included under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Registrant’s Proxy Statement for its Annual Meeting of Shareholders for 2002, which information is incorporated herein by reference.

Item 11.	Executive Compensation

      The information required by this Item 11 is included under the captions “Compensation of Directors,” “Executive Compensation,” “Executive Compensation and Benefits Committee Report on Executive Compensation” and “Performance Graph” in Registrant’s Proxy Statement for its Annual Meeting of Shareholders for 2002, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item 12 is included under the caption “Security Ownership of Certain Beneficial Owners and Management,” in the Registrant’s Proxy Statement for its Annual Meeting of Shareholders for 2002, which information is included herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item 13 is included under the caption “Executive Compensation”, and “Transactions with Certain Affiliated Persons” in the Registrant’s Proxy Statement for its Annual Meeting of Shareholders for 2002, which information is included herein by reference.

PART IV

Item 14.	Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this Form 10-K Annual Report:

(1) Financial Statements:

The Report of Independent Auditors and the following Consolidated Financial Statements of the Company are included herein:

Consolidated Balance Sheets at December 31, 2001 and 2000

Consolidated Statements of Operations — Years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Shareholders’ Equity — Years ended December 31, 2001, 2000, and 1999

Consolidated Statements of Cash Flows — Years ended December 31, 2001, 2000, and 1999

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules as of December 31, 2001 and 2000 and for the three years ended December 31, 2001:

Schedule I — Condensed Financial Information of Registrant

Schedule II — Valuation and Qualifying Accounts

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

      See Page 2 above re Forward Looking Information.

      (b) Reports on Form 8-K: None

      (c) The following Exhibits listed in the Exhibit Index are filed with this Form 10-K Annual Report:

2(a) — Asset Purchase Agreement (“Asset Purchase Agreement”), dated January 18, 2002, by and among Spinnaker Industries, Inc., Spinnaker Coating, Inc., Spinnaker Coating-Maine, Inc. and SP Acquisition, LLC.

2(b) — Asset Purchase Agreement Amendment No. 1 dated February 15, 2002.

2(c) — Asset Purchase Agreement Amendment No. 2 dated February 25, 2002.

2(d) — Asset Purchase Agreement Amendment No. 3 dated March 5, 2002.

2(e) — Asset Purchase Agreement Amendment No. 4 dated March 8, 2002.

2(f) — Asset Purchase Agreement Amendment No. 5 dated March 18, 2002.

2(g) — Schedules to Asset Purchase Agreement dated January 18, 2002.

2(h) — United States Bankruptcy Court Order dated March 6, 2002;, In Re: Spinnaker Industries, Inc., et al., C.A. No. 01-38066.

10(x) — Amendment dated February 7, 2002 among Registrant, Mario J. Gabelli and Ralph R. Papitto, amending the Agreement at Exhibit 10(w) to terminate Registrant’s obligation to grant an option to Mr. Papitto.

10(y) — Registrant’s 2001 Equity Incentive Plan adopted December 10, 2001.

21 — Subsidiaries of the Registrant.

23 — Consent of Ernst & Young LLP.

24 — Powers of Attorney.

      (d) Financial Statement Schedules:

Financial Statement Schedules are listed in response to Item 14(a)(2)

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors

Lynch Corporation

      We have audited the accompanying consolidated balance sheets of Lynch Corporation and subsidiaries (“Lynch Corporation” or the “Company”) as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lynch Corporation and subsidiaries at December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statements schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP

Stamford, Connecticut

March 29, 2002

LYNCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2001	2000

	(In thousands, except share
	amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$4,247	$10,543
Restricted cash (Note 1)	4,703	6,500
Trade accounts receivable, less allowances of $118 and $1,582, respectively	9,818	35,019
Inventories	5,260	35,139
Deferred income taxes	988	7,624
Prepaid expense	836	1,807

Total Current Assets	25,852	96,632
Property, Plant and Equipment
Land	291	797
Buildings and improvements	4,158	11,076
Machinery and equipment	11,949	56,951

	16,398	68,824
Less: Accumulated depreciation	(10,942)	(27,713)

	5,456	41,111
Excess of cost over fair value of net assets acquired, net	—	21,589
Other assets	537	3,488

Total Assets	$31,845	$162,820

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable to banks	$1,086	$30,288
Trade accounts payable	1,717	19,251
Accrued interest payable	7	1,185
Accrued liabilities	6,189	15,234
Customer advances	6,781	3,916
Current maturities of long-term debt	521	1,376

Total Current Liabilities	16,301	71,250
Long-term debt	1,678	61,350
Deferred income taxes	578	6,752
Other long-term liabilities	1,319	3,908
Minority interests	—	4,128

Total Liabilities	19,876	147,388
Loss in Excess of Investment (Note 1)	19,420	—
Comments and Contingencies (Note 14)
Shareholders’ (Deficiency) Equity
Common stock, no par or stated value — 10,000,000 shares Authorized; 1,513,191 shares issued; 1,497,883 and 1,510,183 shares outstanding	5,139	5,139
Additional paid-in capital	10,403	10,403
(Accumulated deficit) retained earnings	(22,533)	405
Officer’s note receivable	—	(382)
Accumulated other comprehensive loss	(2)	(71)
Treasury stock of 15,308 and 3,008 shares at cost	(458)	(62)

Total Shareholders’ (Deficiency) Equity	(7,451)	15,432

Total Liabilities and Shareholders’ (Deficiency) Equity	$31,845	$162,820

      Effective September 30, 2001, the Company’s ownership and voting interest of Spinnaker Industries, Inc. was reduced to 41.8% and 49.5% respectively, due to the disposition of shares of Spinnaker. As a result, effective September 30, 2001, the Company relinquished control of Spinnaker and has deconsolidated Spinnaker and prospectively accounts for its ownership of Spinnaker using the equity method of accounting. See Note 1.

LYNCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,

	2001	2000	1999

	(In thousands, except share and per-share
	amounts)
SALES AND REVENUES	$141,073	$219,196	$194,222
Costs and expenses:
Manufacturing cost of sales	130,290	192,980	172,567
Selling and administrative	19,157	28,485	21,120
Asset impairment and restructuring charges	38,272	2,708	450

	187,719	224,173	194,137
Gain on deconsolidation (Note 1)	27,406	—	—

OPERATING PROFIT (LOSS)	(19,240)	(4,977)	85
Other income (expense):
Investment income	384	1,481	2,354
Interest expense	(7,741)	(11,432)	(11,882)
Impairment of Spinnaker’s investment in warrants	—	(2,800)	—

	(7,357)	(12,751)	(9,528)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTERESTS, DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEM	(26,597)	(17,728)	(9,443)
(Provision) Benefit for income taxes	(358)	2,793	2,544
Minority interests	4,017	9,252	2,647

LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEM	(22,938)	(5,683)	(4,252)
DISCONTINUED OPERATIONS:
Loss from operations of Lynch Interactive Corporation distributed to shareholders (less income tax benefit of $3,068 and minority interests of $578)	—	—	(7,493)
Loss from discontinued operations of industrial tape segment of Spinnaker Industries (less applicable income tax benefit of $308 and minority interests of $558)	—	—	(572)
Gain on sale of Spinnaker’s industrial tape operations (less income tax provision of $6,495 and minority interest of $7,013)	—	—	10,431
EXTRAORDINARY ITEM:
Gain on early extinguishments of debt (less income tax provision of $2,612 and $355 and minority interest of $2,472 and $300)	—	2,245	303

NET LOSS	$(22,938)	$(3,438)	$(1,583)

Weighted average shares outstanding	1,505,300	1,491,000	1,415,000
Basic and diluted loss per share:
Loss from continuing operations before discontinued operations	$(15.24)	$(3.81)	$(3.00)
Loss from Lynch Interactive Corporation	—	—	(5.30)
Income from discontinued operations	—	—	6.97
Extraordinary item	—	1.51	.21

NET LOSS	$(15.24)	$(2.30)	$(1.12)

      Effective September 30, 2001, the Company’s ownership and voting interest of Spinnaker Industries, Inc. was reduced to 41.8% and 49.5% respectively, due to the disposition of shares of Spinnaker. As a result, effective September 30, 2001, the Company relinquished control of Spinnaker and has deconsolidated Spinnaker and prospectively accounts for its ownership of Spinnaker using the equity method of accounting. See Note 1.

See accompanying notes

LYNCH CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity
For the Three Years Ended December 31, 2001

	Shares of					Accumulated
	Common		Additional		Officer’s	Other
	Stock	Common	Paid-In	Retained	Note	Comprehensive	Treasury
	Outstanding	Stock	Capital	Earnings	Receivable	Income	Stock	Total

	(In thousands except for shares of common stock)
BALANCE AT DEC. 31, 1998	1,418,248	5,139	8,554	26,771	$0	59	(730)	39,793
Comprehensive Income (Loss):
Net loss for year	—	—	—	(1,583)	—	—	—	(1,583)
Other comprehensive income (loss)	—	—	—	—	—	(40)	—	(40)

Comprehensive Income (Loss)								(1,623)
Purchase of Treasury Stock	(8,065)	—	—	—	—		(523)	(523)
Capital transactions of The Morgan Group, Inc.	—	—	(252)	—		—	—	(252)
Dividend of Lynch Interactive Corporation	—	—	—	(21,345)	—	(59)	—	(21,404)

BALANCE AT DEC. 31, 1999	1,410,183	5,139	8,302	3,843	$0	(40)	(1,253)	15,991
Comprehensive Income (Loss):
Net loss for year	—	—	—	(3,438)	—	—	—	(3,438)
Other comprehensive income (loss)	—	—	—	—	—	(31)	—	(31)

Comprehensive Income (Loss)								(3,469)
Issuance of Common Stock	100,000	—	1,809	—	—	—	1,191	3,000
Capital transactions of Lynch Systems	—	—	292	—	—	—	—	292
Loan to Officer to buy Common stock	—	—	—	—	(382)	—	—	(382)

BALANCE AT DEC. 31, 2000	1,510,183	$5,139	$10,403	$405	($382)	$(71)	$(62)	$15,432
Comprehensive Income (Loss):
Net loss for year	—	—	—	(22,938)	—	—	—	(22,938)
Other comprehensive income	—	—	—	—	—	69	—	69

Comprehensive Income (Loss)								(22,869)
Acquisition of Treasury Stock	(12,300)	—	—	—	382	—	(396)	(14)

BALANCE AT DEC. 31, 2001	1,497,883	$5,139	$10,403	$(22,533)	$—	$(2)	(458)	$(7,451)

      Effective September 30, 2001, the Company’s ownership and voting interest of Spinnaker Industries, Inc. was reduced to 41.8% and 49.5% respectively, due to the disposition of shares of Spinnaker. As a result, effective September 30, 2001, the Company relinquished control of Spinnaker and has deconsolidated Spinnaker and prospectively accounts for its ownership of Spinnaker using the equity method of accounting. See Note 1.

See accompanying notes.

LYNCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2001	2000	1999

	(In thousands)
OPERATING ACTIVITIES
Net loss	$(22,938)	$(3,438)	$(1,583)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities of continuing operations:
Gain on deconsolidation	(27,406)	—	—
Loss on donation of shares	366	—	—
Asset impairment and restructuring charges	38,272	—	—
Extraordinary item, net	—	(2,245)	(303)
Depreciation	4,315	6,734	5,147
Amortization of goodwill and other assets	244	1,001	1,087
Amortization of deferred financing charges	703	876	786
Deferred taxes	501	1,846	(2,719)
Minority interests	(4,017)	(7,072)	(2,636)
Other	761	2,800	(854)
Adjustment from discontinued operations:
Loss from operations of Lynch Interactive Corporation	—	—	7,493
Loss from operations of industrial tape segment	—	—	572
Gain on sale of industrial tape segment	—	—	(10,431)
Changes in operating assets and liabilities:
Receivables	10,861	(10,377)	678
Inventories	13,430	(3,459)	(3,284)
Accounts payable and accrued liabilities	(14,269)	10,112	(3,949)
Other Assets/ Liabilities	4,727	(212)	864

Net cash provided by (used in) operating activities of continuing operations	5,550	(3,434)	(9,132)
INVESTING ACTIVITIES
Capital Expenditures	(1,104)	(4,323)	(3,795)
Restricted Cash	1,797	49,526	(56,026)
Reduction in cash due to deconsolidation	(5,728)	—	—
Proceeds from sale of industrial tape segment	—	—	104,450
Proceeds from sale of fixed assets	—	—	2,403
Other	(860)	(767)	509

Net cash provided by (used in) investing activities of continuing operations	(5,895)	44,436	47,541
FINANCING ACTIVITIES
Net borrowings (repayments) of notes payable	(7,587)	7,110	(36,127)
Repayment of long-term debt	(420)	(53,433)	(10,937)
Proceeds from long-term debt	1,987	—	—
(Purchase) sale of treasury stock	—	1,191	(523)
Issuance of common stock	—	1,809	—
Other	69	(242)	(580)

Net cash used in financing activities of continuing operations	(5,951)	(43,565)	(48,167)

Net decrease in cash and cash equivalents	(6,296)	(2,563)	(9,758)
Cash provided by Lynch Interactive Corporation	—	—	15,987
Cash provided by industrial tape segment	—	—	5,745

Increase (decrease) in cash and cash equivalents	(6,296)	(2,563)	11,974
Cash and cash equivalents at beginning of year	10,543	13,106	1,132

Cash and cash equivalents at end of year	$4,247	$10,543	$13,106

     Effective September 30, 2001, the Company’s ownership and voting interest of Spinnaker Industries, Inc. was reduced to 41.8% and 49.5% respectively, due to the disposition of shares of Spinnaker. As a result, effective September 30, 2001, the Company relinquished control of Spinnaker and has deconsolidated Spinnaker and prospectively accounts for its ownership of Spinnaker using the equity method of accounting. See Note 1.

See accompanying notes

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

1.     Accounting and Reporting Policies

     Organization

      Lynch Corporation is a diversified holding company with subsidiaries engaged in manufacturing primarily in the United States. The Company has two wholly-owned subsidiaries (Lynch Systems, Inc. and M-tron Industries, Inc.) and an investment in Spinnaker Industries, Inc. (“Spinnaker”) accounted for under the equity method of accounting; see discussion below. Information on the Company’s operations by segment and geographic area is included in Note 15 — Segment Information.

     Basis of Presentation

      Prior to September 30, 2001, the Company owned 47.6% of the equity of Spinnaker (60.4% voting control), an entity engaged in the manufacture of adhesive-backed material; as such, under accounting principles generally accepted in the United States, Spinnaker was a consolidated entity and the Company was required to record all of the losses of Spinnaker since the non-Company interests were not required to absorb their share of the losses (52.4%) after their investment was fully absorbed by losses (which occurred in the first quarter of 2001).

      Effective September 30, 2001, the Company donated 430,000 shares of Spinnaker Class A common stock to a university on whose board several of the Company’s executives serve as Trustees, thereby relinquishing control of such securities. This resulted in the reduction of the Company’s ownership and voting interests in Spinnaker to 41.8% and 49.5%, respectively. As a result, effective September 30, 2001, the Company deconsolidated Spinnaker and prospectively accounts for its ownership of Spinnaker using the equity method of accounting.

      Accordingly, the Company’s results of operations include the operating results of Spinnaker through September 30, 2001 (date of deconsolidation). The balance sheet at December 31, 2001 does not contain the assets and liabilities of Spinnaker due to the deconsolidation. This deconsolidation resulted in a non-cash gain of $27,406,000 being recorded on September 30, 2001 to reduce the Company’s negative investment in Spinnaker to $19,420,000, which represents the Company’s interest in Spinnaker’s accumulated deficit at the date of deconsolidation. This remaining interest represents losses in excess of investment, which has been recorded as a deferred credit on the Company’s balance sheet until such time as Spinnaker achieves profitability or the Company disposes of its remaining interests in Spinnaker. The Company will not record any additional losses from Spinnaker as the Company has no further obligations to Spinnaker (see Note 17).

      The following summarized balance sheet information of Spinnaker is presented as follows at September 30, 2001 (date of deconsolidation) and December 31, 2000):

	(unaudited)
	September 30,	December 31,
	2001	2000

Current Assets	$36,881	$59,496
Total Assets	54,902	119,031
Current Liabilities	38,759	49,409
Long-Term Debt	61,239	60,310
Shareholder’s Deficit	(46,460)	(7,468)

     Principles of Consolidation

      The consolidated financial statements include the accounts of Lynch Corporation (the “Company” or “Lynch”) and entities in which Lynch had majority voting control. All material intercompany transactions

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and accounts have been eliminated in consolidation. See Note 4 for details of the spin off of Lynch Interactive Corporation, which occurred on September 1, 1999.

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

      At December 31, 2001 and 2000, assets of $2.1 million and $8.7 million, which are classified as cash and cash equivalents, are invested in United States Treasury money market funds for which affiliates of the Company serve as investment managers to the respective funds.

     Restricted Cash

      At December 31, 2001 and 2000, the Company had $4.7 million and $6.5 million of Restricted Cash. (See Note 6.)

     Accounts Receivable

      Accounts receivable on a consolidated basis consist principally of amounts due from both domestic and foreign customers. Credit is extended based on an evaluation of the customer’s financial condition and collateral is not generally required except at Lynch Systems (See discussion of Accounting for Long Term Contracts below). The Company considers concentrations of credit risk to be minimal due to the Company’s diverse customer base. In relation to export sales, the Company requires letters of credit supporting a significant portion of the sales price prior to production to limit exposure to credit risk. Certain subsidiaries and business segments have credit sales to industries that are subject to cyclical economic changes. The Company maintains an allowance for doubtful accounts at a level that management believes is sufficient to cover potential credit losses.

     Property, Plant and Equipment, Net

      Property, plant and equipment are recorded at cost less accumulated depreciation and include expenditures for additions and major improvements. Maintenance and repairs are charged to operations as incurred. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range from 5 years to 35 years for buildings and for 3 to 10 years for other fixed assets. For income tax purposes, accelerated depreciation methods are used.

Excess of Cost over Fair Value of Net Assets Acquired, Net

      As of December 31, 2001, there is no goodwill on the books of Lynch Corporation. The majority of goodwill on Spinnaker books at December 31, 2000 ($20.8 million) was written-off in 2001 and is included in asset impairment and restructuring charges in the statements of operations (See Note 2).

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Revenue Recognition

      Revenues, with the exception of certain long-term contracts discussed below, are recognized on shipment. Shipping costs are included in manufacturing cost of sales.

     Accounting for Long-Term Contracts

      Lynch Systems, a 100% owned subsidiary of the Company, is engaged in the manufacture and marketing of glass-forming machines and specialized manufacturing machines. Certain sales contracts require an advance payment (usually 30% of the contract price) which is accounted for as a customer advance. The contractual sales prices are paid either (i) as the manufacturing process reaches specified levels of completion or (ii) based on the shipment date. Guarantees by letter of credit from a qualifying financial institution are required for most sales contracts. Because of the specialized nature of these machines and the period of time needed to complete production and shipping, Lynch Systems accounts for these contracts using the percentage-of-completion accounting method as costs are incurred (cost to cost basis). At December 31, 2001 and 2000, costs and estimated earnings in excess of billings (included in accounts receivable) were $5.3 million and $2.7 million, respectively.

     Research and Development Costs

      Research and development costs are charged to operations as incurred. Such costs were $1,772,000, $1,603,000, and $1,386,000 in 2001, 2000, and 1999, respectively.

     Advertising Expense

      The cost of advertising is expensed as incurred. The Company incurred $177,000, $472,000, and $340,000 in advertising costs during 2001, 2000 and 1999, respectively.

Earnings Per Share

      The Company’s basic and diluted earnings per share are equivalent as the Company has no dilutive securities (see Note 9).

Segment Information

      The Company reports segment information in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (SFAS 131). SFAS No. 131 requires companies to report financial and descriptive information for each operating segment based on management’s internal organizational decision-making structure. See Note 15 for the detailed presentation of business segments report.

Impairments

      The Company accounts for impairments of long-lived assets in accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of ”. The Company periodically assesses the net realizable value of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For assets to be held and used, impairment is determined to exist if estimated undiscounted future cash flows are less than the carrying amount. For assets to be disposed of, impairment is determined to exist if the estimated net realizable value is less than the carrying amount. If indicators of impairment are present, and we do not expect the estimated undiscounted cash flows to be derived from the related assets to be sufficient to recover the asset’s carrying amount, an impairment loss is charged to expense in the period identified based upon the difference between the carrying amount and the discounted cash flows. The rates

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that would be utilized to discount the net cash flows to net present value would take into account the time value of money and investment risk factors. See Note 2 regarding Spinnaker’s restructuring costs for fiscal years 2001 and 2000.

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

Financial Instruments

      Cash and cash equivalents, trade accounts receivable, short-term borrowings, trade accounts payable and accrued liabilities are carried at cost which approximates fair value due to the short-term maturity of these instruments. The carrying account of the Company’s borrowings under its revolving lines of credit approximates fair value, as the obligations bear interest at a floating rate. The fair value of other long-term obligations approximates cost based on borrowing rates for similar instruments.

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, investments, trade accounts receivable.

      The Company maintains cash and cash equivalents and short-term investments with various financial institutions. These financial institutions are located throughout the country and the Company’s policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company’s investment strategy. Other than certain accounts receivable, the Company does not require collateral on these financial instruments.

Issuance of Stock by Subsidiaries and Investees

      Changes in the Company’s equity in a subsidiary or an investee caused by issuance of the subsidiary’s or investees’ stock are accounted for as gains or losses where such issuance is not part of a broader reorganization (see Note 10).

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

      Certain other amounts in the 2000 and 1999 financial statements have been reclassified to conform to the 2001 presentation. These other reclassifications are immaterial to the consolidated financial statements taken as a whole.

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Issued Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”), and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also includes guidance on the initial recognition and measurement of goodwill and intangible assets arising from business combinations completed after June 30, 2001. FAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, FAS 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

      The Company will apply FAS 142 beginning in the first quarter of 2002. The Company will test indefinite-lived intangible assets for impairment using the two-step process prescribed by FAS 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. The Company expects to perform the first of the required impairment tests of indefinite-lived intangible assets as of January 1, 2002 in the first quarter of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principles in the first quarter of 2002. The Company does not anticipate that the effect of these tests will be material to the earnings and financial position of the Company.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of ”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions”. FAS 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt FAS 144 as of January 1, 2002 and it does not expect that the adoption of the Statement will have a significant impact on the Company’s financial position or results of operations.

2.     Asset Impairment and Restructuring Charges

      Prior to the deconsolidation of Spinnaker on September 30, 2001 (see Note 1), the Company recognized certain restructuring charges in 2001 related to Spinnaker, totaling $41.8 million. The charges resulted from (a) the write-down to estimated fair market value of fixed assets to be taken out of service and held for sale or disposal; (b) impairment of goodwill associated with the acquisition of Coating — Maine in 1998; (c) severance and related costs; and (d) inventory write-downs of $3.5 million (recorded through manufacturing costs of sales).

      To better concentrate on Coating’s strengths and market niche, a decision was made by Spinnaker’s management to reorganize and realign the business in the fourth quarter of 2000. Spinnaker recognized certain restructuring charges, primarily affiliated with its Spinnaker Coating and Spinnaker Coating — Maine businesses, in 2000 of approximately $2.7 million.

3.     Discontinued Operations

      On April 9, 1999, Spinnaker entered into a definitive agreement to sell its industrial tape segment to Intertape Polymer Group, Inc. for approximately $105 million and five-year warrants to purchase 300,000 shares of Intertape common stock (New York Stock Exchange Symbol “ITP”) at an exercise price of $29.50 per share. At the time, the warrants were valued at approximately $3.0 million using the Black-Scholes option

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pricing model. At December 31, 2000, the fair value of the warrants was approximately $0.2 million, accordingly, in accordance with SFAS No. 121, Spinnaker recognized an impairment loss of $2.8 million as a result of the decline during the third and fourth quarters of 2000 in the market value of the stock associated with the warrants which are recorded in other assets.

      The sale of the two industrial tape businesses closed on August 10, 1999 and July 30, 1999. Accordingly, operating results of the industrial tape segment have been segregated from continuing operations and reported as a separate line item in the statements of operations. The Company recorded gains totaling $17.4 million, net of applicable income taxes of approximately $6.5 million. Spinnaker offset the cash tax liability by utilizing net operating loss carry forwards. The industrial tape segments net sales were $69.5 million in the period ended December 31, 1999 (through the date of sale).

      General corporate office expenses related to finance and administrative functions including public company compliance reporting, bank and investor relations, taxes other than income taxes and holding company payroll, historically allocated and charged to the industrial tape segment were reversed and allocated back to continuing operations. These expenses were not considered to be directly attributed to discontinued operations. Historical expenses allocated back to continuing operations totaled $1.0 million for the period ended December 31, 1999.

      Interest expense attributed to the Spinnaker senior notes and related deferred financing had historically been allocated based on the pro rata share of subsidiary debt obligations retired with the proceeds from the issuance of the senior notes, to total debt obligations retired. The senior note proceeds were used to extinguish certain outstanding term and revolver obligations in October 1996. Interest expense charged to the discontinued industrial tape segment totaled $5.2 million for the period ended December 31, 1999.

4.     Spin Off

      On August 12, 1999, the Board of Directors approved a plan to distribute the stock of Lynch Interactive Corporation on a one for one basis to the shareholders of Lynch Corporation (“spin off ”). Lynch completed the spin off of Lynch Interactive Corporation (“Interactive”) on September 1, 1999, to stockholders of record on August 23, 1999. Pursuant to the spin off, each Lynch shareholder received one share of Interactive common stock for each share of Lynch owned. Lynch had received a private letter ruling from the Internal Revenue Service that the spin off would be tax free to Lynch shareholders. Interactive is listed on the American Stock Exchange under the symbol “LIC”.

      Interactive owns all of what were Lynch’s multimedia and service businesses while Lynch retained the manufacturing businesses. Interactive owns the telephone companies, television interests and PCS interests, as well as the 55% equity interest of The Morgan Group, Inc. In addition, Interactive owns a 13.6% equity interest in Spinnaker Industries, Inc. In the third quarter of 1999, Lynch acquired by merger, all of the stock of Central Scott Telephone Company. This company became part of Lynch Interactive and was included in the spin off.

      As a result, the Company’s multimedia and services segments are being reported as operations distributed to shareholders in the accompanying consolidated financial statements. Accordingly, operating results of Lynch Interactive Corporation for 1999 have been segregated from continuing operations and reported as a separate line item on the statements of operations. Interactive’s net sales were $ 204.6 million for the fiscal year ended December 31, 1999.

      Lynch Interactive and Lynch have entered into certain agreements governing various ongoing relationships, including the provision of support services and a tax allocation agreement. The tax allocation agreement provides for the allocation of tax attributes to each company as if it had actually filed with the respective tax authority. At the spin off, the employees of the corporate office of Lynch Corporation became the employees of Lynch Interactive Corporation and Lynch Interactive Corporation began providing certain support services

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to Lynch. The Company was charged a management fee for these services amounting to approximately $180,000, $265,000 and $200,000 in 2001, 2000 and 1999, respectively. Note that this arrangement was terminated in August, 2001.

      The net assets distributed to Interactive were estimated to be $22.6 million at September 1, 1999. Such amount was subsequently decreased in the fourth quarter by $1.6 million to reflect revised estimates of liabilities distributed.

5.     Inventories

      Inventories are stated at the lower of cost or market value. Inventories valued using the last-in, first-out (LIFO) method comprised approximately 20% (which excluded Spinnaker due to the deconsolidation discussed in Note 1) and 28% of consolidated inventories at December 31, 2001 and 2000, respectively. The balance of inventories at December 31, 2001 are valued using the first-in-first-out (FIFO) method. At December 31, 2000, the balance of inventories were valued using the FIFO method and specific identification method (for Spinnaker).

	December 31,

	2001	2000

	(In Thousands)
Raw materials and supplies	$1,844	$10,172
Work in progress	2,003	2,796
Finished goods	1,413	22,171

Total	$5,260	$35,139

      Current cost exceeded the LIFO value of inventories by $991,000 and $966,000 at December 31, 2001 and 2000, respectively.

6.     Notes Payable to Banks and Long-term Debt

      Notes payable to banks and long-term debt consists of:

	December 31,

	2001	2000

	(In Thousands)
Notes payable:
M-tron bank revolving loan at variable interest rates (4.5% at December 31, 2001), due May 2002	$1,086	$3,004
Lynch Systems bank revolving loan at variable interest rates, due August 2002	—	1,150
Spinnaker notes payable with variable interest rates	—	26,134

	$1,086	$30,288

Long-term debt:
M-tron term loan at variable interest rates (5.0% at December 31, 2001), due September 2004	$1,259	$—
Lynch Systems term loan at a fixed interest rate of 8.0%, due August 2003	607	635
Spinnaker 10.75% senior secured notes, due 2006	—	51,135
Spinnaker subordinated note at a fixed interest rate of 14%, due 2003	—	9,172
Other debt	333	1,784

	2,199	62,726
Current maturities	(521)	(1,376)

	$1,678	$61,350

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On a consolidated basis, at December 31, 2001, Lynch maintains short-term and long-term line of credit facilities totaling $10.2 million, of which $5.9 million was available for future borrowings. These facilities generally limit the credit available under the lines of credit to certain variables, such as inventories and receivables, and are secured by the operating assets of the respective subsidiary borrower, and include various financial covenants which currently restrict the transfer of substantially all the assets of the subsidiaries. At December 31, 2001, all of these facilities expire within one year. The weighted average interest rate for short-term borrowings at December 31, 2001 and 2000 was 5.0% and 9.5%, respectively. In May of 2001, Lynch Systems entered into an agreement with a bank for a $4 million line of credit to be used only for the issuance of standby letters of credit. This line of credit is secured by accounts receivable and inventories. Amounts available under this line of credit will be used to fund letters of credit securing customer advances and certain warranty coverages. Cash of $4.7 million at December 31, 2001 has been disclosed as restricted as required under certain letters of credit outstanding. Total letters of credit outstanding at December 31, 2001 totaled $7.9 million. In August of 2001, M-tron entered into a credit agreement with its bank to set the line at $6.2 million including a $5.0 million working capital line. Lynch Systems has a February 2002 commitment from another bank to provide a $6 million export/ import line, a $2 million domestic revolving credit line, and a $944 thousand term loan. Interest rates will be variable and would currently average about 4.6 percent. All of the new lender’s loan conditions have been met and the lender expects to close the loan by mid-April 2002. This new financing will be used to repay the existing Lynch Systems debt.

      Cash payments for interest were $2.0 million, $10.4 million, and $10.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. Interest payments in 2001 are substantially below 2000 due to Spinnaker’s defaulting on interest payments.

      Aggregate principal maturities of long-term debt (excluding Spinnaker) for each of the next five years that total 2.1 million are as follows: 2002 — $521 thousand; 2003 — $816 thousand; 2004 — $863 thousand; and 0 thereafter.

7.     Minority Interests and Related Party Transactions

      Pursuant to a subscription agreement entered into on March 11, 2000, the Company sold 100,000 shares of its Common Stock to Mario J. Gabelli, Chairman of the Company at that time and current Vice-Chairman of the Company, for $30 per share, in cash, or $3 million in total, which represented a premium of 14.6% above the closing price of $26.125 per share of the stock on the American Stock Exchange on March 9, 2000, the date said sale was authorized by the Board of Directors.

      The sale was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The proceeds were available for general corporate purposes, including possible acquisitions. The sale was ratified by the shareholders of the Company at its Annual Meeting held on May 11, 2000.

Transactions with Certain Affiliated Persons

      Mr. Gabelli is affiliated with various entities which he directly or indirectly controls and which are engaged in various aspects of the securities business. During 2001, the Company and its subsidiaries engaged in various transactions with certain of these entities and the amount of commissions, fees, and other remunerations paid to such entities, excluding reimbursement of certain expenses related to Mr. Gabelli’s employment by the Corporation, was not material.

      On October 1, 2001, the Company transferred its’ principal executive offices to Providence, Rhode Island from Rye, New York. These offices are shared with Avtek, Inc. (“Avtek”) a private holding company co-owned by Mr. Papitto (Company Chairman) and Mr. Gabelli. Since August 2001, Avtek and the Company have shared, on an approximately equal basis, (i) all occupancy costs of the shared premises and

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(ii) the salary expense of certain persons employed by Avtek at the premises (including Mr. McGrail, the Company’s President and Chief Operating Officer and Mr. Keller, the Company’s Chief Financial Officer, and other administrative and clerical personnel) whose services are provided to both the Company and Avtek. The Company’s share of such occupancy and salary costs in 2001 was $73,000, a portion of which represents compensation to Mr. McGrail and Mr. Keller that is reported in the Summary Compensation Table of the Proxy Statement which was paid subsequent to December 31, 2001.

      In the opinion of management, the method of allocating these costs was reasonable; however, the costs of these services allocated to the Company are not necessarily indicative of the costs that would have been included on a stand alone basis.

Equity Transactions

      Effective July 31, 2001, Louis A. Guzzetti, Jr. resigned from the Board of Directors of the Company. In connection with Mr. Guzzetti’s resignation, on August 9, 2001, the Company purchased 12,300 shares of its Common Stock for its treasury from Mr. Guzzetti for a purchase price of $396,204. Such purchase price was equal to the outstanding principal amount and unpaid interest on the loans made by the Company to Mr. Guzzetti on June 5, 2000 and September 20, 2000 to finance his original purchase of such Common Stock.

      Mr. Gabelli’s loan to the Company in the amount of $371,000 to fund the loan to Mr. Guzzetti, which was issued in September, 2000 at an initial interest rate of 7.5% per annum adjusted prospectively on each interest payment date to two points below the prime rate, was repaid to Mr. Gabelli by the Company on August 10, 2001.

8. Spinnaker Chapter 11 Reorganization Proceeding

      On November 13, 2001 (the “Filing Date”), Spinnaker and its Spinnaker Coating, Inc., Spinnaker Coating-Maine, Inc. and Entoleter, Inc. subsidiaries filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code (11 U.S.C. & 101 et. al.) in the United States Bankruptcy Court for the Southern District of Ohio, Dayton Division (the “Court”). The cases are being jointly administered under Case No. 01-38066. Effective December 28, 2001, Spinnaker’s Common Stock and Class A Common Stock were de-listed from the American Stock Exchange. Spinnaker has also filed a Form 15 with the Securities and Exchange Commission to terminate its obligations to file periodic reports under the Securities Exchange Act of 1934.

      On December 31, 2001, Spinnaker entered into a letter of intent (the “Letter of Intent”) with WR Capital Partners, LLC (“WR Capital”) whereby SP Acquisition LLC (“SP Acquisition”), and acquisition entity established by WR Capital, agreed to purchase substantially all of Spinnaker’s (and its subsidiaries’) assets (and assumption of substantial liabilities) for an amount not to exceed $25,763,000 (including assumed obligations), subject to adjustment. Entoleter’s assets are not included in the sale. On January 4, 2002, Spinnaker filed a motion with the Court to approve the sale of substantially all of its assets, subject to higher and better offers, to SP Acquisition. On January 17, 2002, the Court entered an order (i) approving bid procedures, including a break-up fee and expense reimbursement, (ii) setting an auction date of March 4, 2002 and (iii) setting a date to issue an order approving the sale of such assets for March 5, 2002.

      On January 18, 2002, Spinnaker entered into that certain Asset Purchase Agreement (“the Asset Purchase Agreement”) with SP Acquisition as contemplated by the Letter of Intent. On March 6, 2002, the Court entered an order approving the sale of substantially all of Spinnaker’s assets to SP Acquisition.

      The closing of the Asset Purchase Agreement occurred on March 28, 2002. Spinnaker estimates that, pursuant to a plan of liquidation, there will be a minimal distribution to unsecured creditors and no return to

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Spinnaker’s equity holders. As a result, management believes that the Company’s investment in Spinnaker is worthless.

      On March 28, 2002, the Court approved the sale of substantially all of Entoleter’s assets to Welton LLC for $920,000 in cash plus certain assumed obligations. The closing of the sale is expected to occur on or before April 15, 2002. If the sale closes, Spinnaker estimates that, pursuant to a plan of liquidation, there will be a minimal distribution to unsecured creditors and no return to Spinnaker, Entoleter’s sole equity holder. If the sale does not close, Spinnaker may, among other actions, (i) search for another purchaser of Entoleter, (ii) attempt to cause Entoleter to reorganize pursuant to a plan of reorganization, or (iii) if unsuccessful with respect to (I) and (ii), liquidate Entoleter’s assets. (See Note 17).

9.     Stock Option Plans

      On December 10, 2001, the Board of Directors approved, subject to shareholder approval at the May 2002 Annual Meeting, the 2001 Equity Incentive Plan and the issuance of up to 300,000 options to purchase shares of Company common stock to certain employees of the Company, of which 228,000 options were granted (subject to shareholder approval) at $17.50 per share on December 10, 2001. As the grants required shareholder approval, they are not considered issued until the approval is received. As a result, the Company may be required to record a non-cash charge associated with these options if the market price of the Company’s stock exceeds $17.50 at the approval date. If approved, 180,000 of these options would be fully vested, with the remaining options vesting quarterly over the next three years.

      Spinnaker has two plans (Directors’ and Stock Incentive Plans) under which stock options for the purchase of common shares can be granted. Total options outstanding under these plans were 82,000 and 92,000 at weighted average exercise prices of $21.53 and $24.95 per share at December 31, 2000 and 1999, respectively. At December 31, 2000, 44,669 options were exercisable. These options are not presented at December 31, 2001 due to the deconsolidation of Spinnaker (see Note 1).

      The pro forma effect on the Company’s operations, under the disclosure requirements of FAS 123 was net loss of $3,464,000 and $2,832,000 and basic and diluted loss per share of ($2.32) and ($2.00) in 2000 and 1999, respectively. The fair value of each option grant was estimated using the Black-Scholes option-pricing model, assuring 50% volatility, 6% risk-free interest rates, a 3-year expected option life and no dividends. No FAS 123 disclosure has been provided for 2001 as such amounts are not materially different from reported results.

10.     Shareholders’ Equity

      The Board of Directors has authorized the purchase of up to 400,000 shares of Common Stock. Through December 31, 2000, 238,991 shares had been purchased at an average cost of $14.88 per share.

      On February 1, 1996, the Company adopted a plan to provide a portion of the compensation for its directors in common shares of the Company. The amount of common stock is based upon the market price at the end of the previous year. Through December 31, 2001, a total of 4,126 shares have been awarded under this program. No stock was issued for compensation during 2001, 2000 and 1999.

      Both M-tron and Lynch Systems have plans that provided certain former shareholders with Stock Appreciation Rights (SAR’s). These SAR’s are fully vested and expire at the earlier of certain defined events or 2008 to 2010. These SAR’s provide the participants a certain percentage, ranging from 1-5%, of the increase in the defined value of M-tron and Lynch Systems, respectively. Vested amounts are payable at the holder’s option in cash or equivalent amount of M-tron or Lynch Systems stock. Expense related to the SAR’s was $195,000 in 2001, $145,000 in 2000, and $62,000 in 1999. At December 31, 2001 and 2000 $402,000 and $207,000 respectively are accrued for the SARs.

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Subsequent to the spin off of Interactive in 1999, the Company, with the concurrence of the holders of all outstanding Stock Appreciation Rights units, terminated its Stock Appreciation Rights program for corporate management, including all outstanding units, thus eliminating possible future profit and loss and cash flow distortions associated with the program. As a result of the termination, the Company recorded approximately $700,000 of related corporate expense in the fourth quarter of 1999.

11.     Income Taxes

      The Company files consolidated federal income tax returns which include all subsidiaries including Interactive through the date of the spin off in 1999, but excluding Spinnaker for all periods.

      Deferred income taxes for 2001 and 2000 are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Cumulative temporary differences and carry-forwards at December 31, 2001 and 2000 are as follows:

	December 31, 2001		December 31, 2000

	Deferred Tax		Deferred Tax
	Asset	Liability	Asset	Liability

	(In Thousands)
Inventory reserve	$744	$—	$465	$—
Fixed assets written up under Purchase accounting and tax over book depreciation	—	499	—	5,249
Basis difference in subsidiary and affiliate Stock	—	—	—	1,105
Net operating losses of Subsidiaries	—	—	6,027	—
Other reserves and accruals	1,215	—	4,268	—
Other	—	1,050	—	398
Capital loss and other carry forwards	938	—	—	—

Total deferred income taxes	2,897	1,549	10,760	$6,752

Valuation allowance	(938)		(3,136)

	$1,959		$7,624

      At December 31, 2001, Lynch Corporation had capital loss carry-forwards that are fully offset by a valuation allowance of $938,000. At December 31,2000, Spinnaker had federal and state net operating loss carry-forwards. For financial reporting purposes, a valuation allowance of $3.1 million was recognized to offset the deferred tax assets related to those carry-forwards.

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision (benefit) for income taxes from continuing operations is summarized as follows:

	2001	2000	1999

	(In Thousands)
Current:
Federal	$(439)	$136	$(158)
State and local	274	—	—

Foreign	22	—	—

Total Current	(143)	136	(158)

Deferred:
Federal	489	(2,731)	(2,386)
State and local	12	(198)	—

Total Deferred	501	(2,929)	(2,386)

	$358	$(2,793)	$(2,544)

      A reconciliation of the provision (benefit) for income taxes from continuing operations and the amount computed by applying the statutory federal income tax rate to income before income taxes, minority interest and extraordinary item:

	2001	2000	1999

	(In Thousands)
Tax (benefit) at statutory rate	$(9,043)	$(6,028)	$(3,211)
State and local taxes, net of federal benefit	189	(130)	—
Amortization of goodwill	—	111	60
Operating losses of subsidiaries	—	—	164
Provision for contingencies	—	—	338
Spinnaker operating loss	18,533	—	—
Deconsolidation gain	(10,132)	—	—
Foreign Sales Corporation	(236)	(199)	—
Valuation allowance	938	3,136	—
Other	109	317	105

	$358	$(2,793)	$(2,544)

      Gain (loss) before income taxes from foreign operations was $671,000, ($313,000) and ($579,000) in 2001, 2000, and 1999 respectively.

      Income tax payments were $1.2 million, $1.3 million, and $1.2 million for the years 2001, 2000 and 1999, respectively.

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Accumulated Other Comprehensive Loss

      The components of accumulated other comprehensive loss, net of related tax, at December 31, 2001, 2000, and 1999 are as follows:

	2001	2000	1999

	(In Thousands)
Balance beginning of year	$(71)	$(40)	$59
Foreign currency translation	69	(31)	(40)
Distribution to Lynch Interactive Corporation	—	—	(59)

Accumulated other comprehensive loss	$(2)	$(71)	$(40)

13.     Employee Benefit Plans

      The Company, through its operating subsidiaries, has several and various employee retirement type plans including defined benefit, defined contribution, multi-employer, profit sharing, and 401 (k) plans. The following table sets forth the consolidated expenses (including Spinnaker’s expenses through September 30, 2001) for these plans:

	2001	2000	1999

	(In Thousands)
Defined contribution:
Lynch Systems & M-tron	$17	$38	$19
Spinnaker	346	335	542
Defined benefit (Spinnaker)	202	98	166
Multi-employer (Spinnaker)	42	88	121

Total	$607	$559	$848

      Under the Lynch Systems and M-tron defined contribution plan, the Company contributes up to a maximum of 25 percent of participants contributions that do not exceed $800 per participant in the plan year. The Company contribution occurs at the end of the plan year and the participant is immediately vested in the employers’ contribution.

      Spinnaker and its subsidiaries have several defined benefit plans (both Union and non-Union). At December 31, 2000, total benefit obligations for these plans were $2.4 million. The assumptions used in determining the obligations included average discount rates of 8.0%, an average compensation increases of 0 to 4% and average long-term rate of return on plan assets of 8%. Total plan assets were $2.0 million at December 31, 2000. Spinnaker also has a defined contribution plan for substantially all employees, under which Spinnaker can match up to 50% of employee contributions not exceeding 8% of compensation. No disclosure was made for 2001 due to the deconsolidation of Spinnaker (see Note 1).

14.     Commitments and Contingencies

      In the normal course of business, subsidiaries of the Company are defendants in certain product liability, worker claims and other litigation in which the amounts being sought may exceed insurance coverage levels. The resolution of these matters is not expected to have a material effect on the Company’s financial condition or operations.

      The Company, Lynch Interactive Corporation (“Interactive”), and several other parties have been named as defendants in a lawsuit brought under the so-called “qui tam” provisions of the federal False Claims Act in the United States District Court for the District of Columbia. Although the complaint was filed under

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

seal with the court on February 14, 2001, and the seal was lifted on January 11, 2002, the defendants have yet to be formally served with the complaint. The main allegation in the case is that the defendants participated in the creation of “sham” bidding entities that allegedly defrauded the federal Treasury by improperly participating in certain Federal Communications Commission spectrum auctions restricted to small businesses, as well as obtaining bidding credits in other spectrum auctions allocated to “small” and “very small” businesses. The lawsuit seeks to recover an unspecified amount of damages, which would be subject to mandatory trebling under the statute.

      The U.S. Department of Justice has notified the court that it has declined to intervene in the case. The defendants strongly believe that this lawsuit is completely without merit and intend to defend the suit vigorously. Furthermore, the Company believes that, under the separation agreement between the Company and Interactive pursuant to which Interactive was spun-off to the Company’s shareholders on September 1, 1999, Interactive would be obligated to indemnify the Company for any losses or damaged incurred by the Company as a result of this lawsuit.

      Rent expense under operating leases was $846,000 (including Spinnaker for nine months), $1,213,000, and $1,222,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The Company leases certain property and equipment, including warehousing and sales and distribution equipment, under operating leases that extend from one to five years. Certain of these leases have renewal options and escalation provisions.

      Future minimum rental payments under long-term non-cancelable operating leases for the five years subsequent to December 31, 2001 are as follows (in thousands):

2002	$303
2003	167
2004	156
2005	108
2006	52
Thereafter	0

$786

15.     Segment Information

      The Company has four reportable business segments. The largest is Spinnaker Coating’s adhesive backed label stock for labels and related applications. The second largest segment is Lynch Systems glass manufacturing equipment business. Frequency control devises (quartz crystals and oscillators) manufactured and sold by M-tron is the third segment. Entoleter (subsidiary of Spinnaker Industries, Inc.) manufactures and sells industrial process equipment and is the fourth segment. Spinnaker Coating and Entoleter results for 2001 represent the nine-month period ending September 30, 2001 pursuant to the “deconsolidation” of Spinnaker on September 30, 2001 (see Note 1). Each of the businesses is located domestically and consolidated export sales (primarily Canada and China) were approximately $38.3 million in 2001, $54.7 million in 2000, and $31.5 million in 1999. For the year ended December 31, 2001, one customer accounted for $5.6 million or 24.5 percent of Lynch Systems’ sales while one customer represented $2.9 million or 13.5% of frequency control sales. The Company considers concentrations of credit risk to be minimal due to its diverse customer base and because it requires letters of credit of most foreign customers to support a significant portion of the purchase price.

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Operating profit (loss) is equal to revenues less operating expenses, excluding unallocated general corporate expenses, interest and income taxes. The Company allocates a portion of its general corporate expenses to its operating segments. Such allocation was $289,000 in 2001 and $300,000 per year in 2000 and 1999. Identifiable assets of each industry segment are the assets used by the segment in its operations excluding general corporate assets. General corporate assets are principally cash and cash equivalents, short-term investments and certain other investments and receivables.

	Years ended December 31

	2001	2000	1999

Revenues
Adhesive-backed label stock	$90,163	$150,136	$155,112
Glass manufacturing equipment	26,047	23,608	5,656
Frequency control devices	21,593	39,855	26,484
Industrial process equipment	3,270	5,597	6,970

Consolidated total	$141,073	$219,196	$194,222

EBITDA (before corporation allocation)
Adhesive-backed label stock	$(4,755)	$99	$8,940
Glass manufacturing equipment	5,125	3,239	(1,766)
Frequency control devices	(1,770)	4,054	2,540
Industrial process equipment	77	440	473
Corporate manufacturing expenses	(1,140)	(1,973)	(1,930)

Total manufacturing	(2,463)	5,859	8,257
Corporate expenses, net	(985)	(1,451)	(1,152)
Restructuring charge — Spinnaker	(1,520)	(1,650)	—

Consolidated total	$(4,968)	$2,758	$7,105

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years ended December 31

	2001	2000	1999

Operating Profit
Adhesive-backed label stock	$(7,860)	$(5,137)	$4,155
Glass manufacturing equipment	4,778	2,867	(2,042)
Frequency control devices	(2,549)	3,345	1,900
Industrial process equipment	(22)	280	321
Corporate manufacturing expenses	(1,065)	(1,873)	(2,794)

Total manufacturing	(6,718)	(518)	1,540
Unallocated Corporate expense	(1,656)	(1,751)	(1,455)
Gain on deconsolidation	27,406	—	—
Restructuring charge — Spinnaker	(38,272)	(2,708)	—

Consolidated Total	$(19,240)	$(4,977)	$85

Depreciation and Amortization
Adhesive-backed label stock	$3,105	$5,236	$4,785
Glass manufacturing equipment	461	472	376
Frequency control devices	879	809	740
Industrial process equipment	99	160	152
Corporate manufacturing expenses	15	1,058	181

Consolidated Total	$4,559	$7,735	$6,234

Capital expenditures
Adhesive-backed label stock	$430	$2,631	$2,625
Glass manufacturing equipment	217	183	154
Frequency control devices	429	1,476	804
Industrial process equipment	28	33	212

Consolidated Total	$1,104	$4,323	$3,795

Total Assets
Adhesive-backed label stock	$—	$116,746	$105,674
Glass manufacturing equipment	22,496	17,908	7,695
Frequency control devices	7,901	18,210	10,940
Industrial process equipment	—	2,285	2,730
General Corporate	1,448	7,671	84,153

Consolidated Total	$31,845	$162,820	$211,192

Total operating profit for reportable segments
Other profit or loss:	$(19,240)	$(4,977)	$85
Investment income	384	1,481	2,354
Interest expense	(7,741)	(11,432)	(11,882)
Impairment of Spinnaker’s investment in warrants	—	(2,800)	—

Income (loss) from continuing operations before income taxes, minority interests and extraordinary items	$(26,597)	$(17,728)	$(9,443)

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On September 30, 2001, the Company’s ownership and voting interest of Spinnaker Industries, Inc. was reduced to 41.8% and 49.5% respectively, due to the disposition of shares of Spinnaker. As a result, effective September 30, 2001, the Company relinquished control of Spinnaker and has deconsolidated Spinnaker and prospectively accounts for its ownership of Spinnaker using the equity method of accounting (see Note 1).

16.     Quarterly Results of Operations (unaudited)

      The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and December 31, 2000 (in thousands, except per share amounts):

	2001 Three Months Ended

	Mar. 31	June 30	Sep. 30(b)	Dec. 31(b)

Sales and revenues	$53,548	$45,353	$31,982	$10,190
Gross profit	4,995	692	2,661	2,435
Operating profit (loss)(a)	(37,093)	(5,870)	24,379	(656)
Net income (loss)	(36,070)	(8,673)	23,082	(1,277)
Basic and diluted earnings (loss) per share	(23.89)	(5.74)	15.36	(0.85)

	2000 Three Months Ended

	Mar. 31(c)	June 30(c)	Sep. 30	Dec. 31(d)

Sales and revenues	$52,474	$53,008	$56,192	$57,522
Gross profit	6,147	7,560	8,266	4,243
Operating profit (loss)	(142)	1,532	508	(6,875)
Income (loss) from continuing operations before extraordinary item	(758)	140	226	(5,291)
Net income (loss)	496	1,131	226	(5,291)
Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations before extraordinary item	(.53)	0.09	0.15	(3.50)
Net income (loss)	.35	0.75	0.15	(3.50)

NOTE:

a)	Includes restructuring costs applicable to Spinnaker of: 1st Quarter — $36,484; 2nd Quarter — $5,051; 3rd Quarter — $219 and gain on deconsolidation of $27,406 in the 3rd Quarter.

b)	Effective September 30, 2001, the Company deconsolidated Spinnaker (see Note 1). As a result, fourth quarter results do not include Spinnaker results.

c)	Includes gain on early extinguishments of debt of $2.2 million after income taxes and minority interests.

d)	Includes restructuring charge of approximately $2.2 million, deferred tax asset valuation allowance of $3.1 million and investment write-down of $2.8 million all at Spinnaker.

17.     Subsequent Events

      On March 28, 2002, Spinnaker Industries (excluding Entoleter) was acquired by S P Acquisition LLC (an entity of WR Capital Partners LLC) for $25.8 million. On March 26, 2002, an auction was held with a subsequent hearing on March 28, 2002 for the Bankruptcy Court which approved the sale of Entoleter to Welton, LLC for approximately $0.9 million plus certain assumed obligations.

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In each case, no return to equity holders is anticipated. Therefore, as a result, the Company anticipates eliminating its remaining interest in Spinnaker and its subsidiaries upon conclusion of the bankruptcy proceedings expected to occur in the second quarter of 2002. At that time, the $19,420,000 “loss in excess of investment” on the Company’s December 31, 2001 balance sheet will become a non-cash income item and increase shareholders’ equity. If this event would have occurred on December 31, 2001, the Company’s pro-forma equity would have been $11,969,000, not the reported deficit amount of ($7,451,000).

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF

REGISTRANT LYNCH CORPORATION

CONDENSED BALANCE SHEET

	2001	2000

	(In Thousands)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$2,208	$1,928
Dividend Receivable From Subsidiary	—	1,500
Deferred Income Taxes	412	412
Other Current Assets	76	980

	2,696	4,820
OFFICE EQUIPMENT (Net of depreciation)	—	16
OTHER ASSETS (principally investment in and amounts due from wholly owned subsidiaries)	10,517	13,057

TOTAL ASSETS	$13,213	$17,893

LIABILITIES AND SHAREHOLDERS’ (DEFICIENCY) EQUITY
CURRENT LIABILITIES	$1,213	$2,303
LONG TERM LIABILITIES	31	158
LOSS IN EXCESS OF INVESTMENT	19,420	—
TOTAL SHAREHOLDERS’ (DEFICIENCY) EQUITY	(7,451)	15,432

Total Liabilities and Shareholders’ (Deficiency) Equity	$13,213	$17,893

*	On September 30, 2001, the Company’s ownership and voting interest of Spinnaker Industries, Inc. was reduced to 41.8% and 49.5% respectively, due to the disposition of shares of Spinnaker. As a result, effective September 30, 2001, the Company relinquished control of Spinnaker and has deconsolidated Spinnaker and prospectively accounts for its ownership of Spinnaker using the equity method of accounting. See Note 1 to Consolidated Financial Statements — “Basis of Presentation” included elsewhere herein.

LYNCH CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENT OF OPERATIONS

	Year Ended December 31

	2001	2000	1999

	(In Thousands)
Interest, Dividends & Gains on Sale of Marketable Securities	$209	$187	$17
Dividend from Subsidiary	—	1,500	—
Interest & Other Income from Subsidiaries	24	348	23

TOTAL INCOME	$233	$2,035	40
Costs & Expenses:
Unallocated Corporate Administrative Expense	1,001	1,451	1,155
Interest Expense	23	15	7
Interest Expense to Subsidiaries	—	—	23

TOTAL COST AND EXPENSE	1,024	1,466	1,185

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET LOSS OF SUBSIDIARIES	(791)	569	(1,145)
Income Tax Benefit (Provision)	269	(215)	321
Equity in Net Loss of Subsidiaries	(22,416)	(3,792)	(759)

NET LOSS	$(22,938)	$(3,438)	$(1,583)

*	On September 30, 2001, the Company’s ownership and voting interest of Spinnaker Industries, Inc. was reduced to 41.8% and 49.5% respectively, due to the disposition of shares of Spinnaker. As a result, effective September 30, 2001, the Company relinquished control of Spinnaker and has deconsolidated Spinnaker and prospectively accounts for its ownership of Spinnaker using the equity method of accounting. See Note 1 to Consolidated Financial Statements — “Basis of Presentation” included elsewhere herein.

LYNCH CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOW

	Year Ended December 31

	2001	2000	1999

	(In Thousands)
Cash provided from (used in) Operating Activities	$(1,220)	$(2,210)	$405

INVESTING ACTIVITIES:
Investment in Lynch Manufacturing	—	—	981
Dividend from subsidiaries	1,500	—	—

NET CASH PROVIDED FROM INVESTING ACTIVITIES	1,500	—	981

FINANCING ACTIVITIES:
(Purchase) Sale of Treasury Stock	—	1,191	(523)
Issuance of Common Stock	—	1,809	—
Other	—	(16)	—

NET CASH (USED IN) PROVIDED FROM FINANCING ACTIVITIES	—	2,984	(523)

TOTAL INCREASE IN CASH AND CASH EQUIVALENTS	280	774	863
CASH AND CASH EQUIVALENTS AT BEGINNING
OF YEAR	1,928	1,154	291

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,208	$1,928	$1,154

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A — BASIS OF PRESENTATION

      In the parent company’s financial statements, the Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of the subsidiaries.

NOTE B — SPIN OFF OF LYNCH INTERACTIVE CORPORATION

      On August 12, 1999, the Board of Directors approved a plan to distribute the stock of Lynch Interactive Corporation on a one for one basis to the shareholders of Lynch Corporation (“spin off ”). Lynch completed the spin off of Lynch Interactive Corporation (“Interactive”) on September 1, 1999, to stockholders of record on August 23, 1999. Pursuant to the spin off, each Lynch shareholder received one share of Interactive common stock for each share of Lynch owned. Lynch had received a private letter ruling from the Internal Revenue Service that the spin off would be tax free to Lynch shareholders. Interactive is listed on the American Stock Exchange under the symbol “LIC”.

NOTE C — DIVIDENDS FROM SUBSIDIARIES

      Dividends paid to Lynch Corporation from the Registrant’s consolidated subsidiaries were $1,500,000 in 2001. No dividends were paid in 2000 and 1999 and no other dividends were received from subsidiaries or investees.

NOTE D — SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR ADDITIONAL INFORMATION.

LYNCH CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

Column A	Column B	Column C		Column D	Column E

		Additions

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts(A)	Deductions(B)	Period

Year ended December 31, 2001 Allowance for uncollectible	$1,582,000	$120,000	$(589,000)	$995,000	$118,000

Year ended December 31, 2000 Allowance for uncollectible	$361,000	$1,312,000	$0	$91,000	$1,582,000

Year ended December 31, 1999 Allowance for uncollectible	$395,000	$81,000	$0	$115,000	$361,000

(A)	Impact of the deconsolidation of Spinnaker Industries, Inc. on September 30, 2001 (as discussed in Note 1 to the Consolidated Financial Statements included elsewhere herein).

(B)	Uncollectible accounts written off are net of recoveries (majority attributable to Spinnaker in 2001).

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LYNCH CORPORATION

BY:	/s/ RALPH R. PAPITTO

RALPH R. PAPITTO
Chief Executive Officer
(Principal Executive Officer)

March 31, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ MARIO J. GABELLI MARIO J. GABELLI	Vice Chairman of the Board of Directors and Director	March 31, 2002

/s/ RALPH R. PAPITTO RALPH R. PAPITTO	Principal Executive Officer, Chairman of the Board of Directors and Director	March 31, 2002

/s/ E. VAL CERUTTI E. VAL CERUTTI	Director	March 31, 2002

/s/ AVRUM GRAY AVRUM GRAY	Director	March 31, 2002

/s/ RICHARD E. MCGRAIL RICHARD E. MCGRAIL	President, Chief Operating Officer and Director	March 31, 2002

/s/ RAYMOND H. KELLER RAYMOND H. KELLER	Principal Financial and Accounting Officer and Director	March 31, 2002

EXHIBIT INDEX

Exhibit
No.

Description

2	(a)	Asset Purchase Agreement (“Asset Purchase Agreement”) dated January 18, 2002 by and among Spinnaker Industries, Inc., Spinnaker Coating, Inc., Spinnaker Coating-Maine, Inc. and SP Acquisition, LLC.††
	(b)	Asset Purchase Agreement Amendment No. 1 dated February 15, 2002.††
	(c)	Asset Purchase Agreement Amendment No. 2 dated February 25, 2002.††
	(d)	Asset Purchase Agreement Amendment No. 3 dated March 5, 2002.††
	(e)	Asset Purchase Agreement Amendment No. 4 dated March 8, 2002.††
	(f)	Asset Purchase Agreement Amendment No. 5 dated March 18, 2002.††
	(g)	Schedules to Asset Purchase Agreement dated January 18, 2002.††
	(h)	United States Bankruptcy Court Order dated March 6, 2002; In Re: Spinnaker Industries, Inc., et al., C.A. No. 01-38066.††
3	(a)	Restated Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3(a) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987).
	(b)	By-laws of the Registrant, (incorporated by reference to the Exhibit 3(b) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987).
4	(a)	Purchase Agreement, dated October 18, 1996 (the “Purchase Agreement”) among Spinnaker Industries, Inc., a Delaware corporation (“Spinnaker”), Brown-Bridge Industries, Inc., a Delaware corporation (“Brown-Bridge”), Central Products Company, a Delaware corporation (“Central Products”), and Entoleter, Inc., (“Entoleter”) and together with Brown-Bridge and Central Products, (the “Guarantors”) and BT Securities Corporation (the “Initial Purchaser”) (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K, dated October 23, 1996).
	(b)	Indenture, dated October 23, 1996, among Spinnaker, the Guarantors and the Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.3 to Registrant’s Form 8-K, dated April 19, 1996).
	(b)(i)	First Supplemental Indenture dated as of March 17, 1998, among Spinnaker Industries, Inc., Central Products Company, Entoleter, Inc., Spinnaker Coating, Inc., Spinnaker Coating-Maine, Inc. and the Chase Manhattan Bank, as Trustee (incorporated by reference by Exhibit 99.6 to the Form 8-K of Spinnaker Industries, Inc., dated as of March 17, 1998.)
	(c)	Credit Agreement (the “Spinnaker Credit Agreement”) amended as of December 31, 1997, among Central Products Company, Brown-Bridge Industries, Inc. and Entoleter, Inc. as Borrowers, Spinnaker Industries, Inc. as Guarantor, each of the financial institutions listed on Schedule 1 thereto, BT Commercial Corporation, as Agent, Transamerican Business Credit Corporation, as Collateral Agent, and Bankers Trust Company as Issuing Bank (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K dated October 23, 1996).
	(c)(i)	Fourth Amendment to the Spinnaker Credit Agreement (incorporated by reference to Exhibit 9.3 to the Form 8-K of Spinnaker Industries, Inc. dated as of March 17, 1998).
	(c)(ii)	Fifth Amendment to Spinnaker Credit Agreement (incorporated by reference to Exhibit 9.4 to the Form 8-K of Spinnaker Industries, Inc. dated as of March 17, 1998).
	(c)(iii)	Sixth Amendment to the Spinnaker Credit Agreement (incorporated by reference by Exhibit 9.5 to the Form 8-K of Spinnaker Industries, Inc. dated as of March 17, 1998).
	(d)	Refinanced Credit Agreement among Spinnaker Coating, Inc., Spinnaker Coating-Maine, Inc. and Entoleter, Inc. as Borrowers, Spinnaker Industries, Inc. as Guarantor, each of the financial institutions listed as Schedule 1 hereto and Transamerica Business Corporation, as Agent, dated August 9, 1999 and the First, Second and Third Amendments thereto (incorporated by reference to Exhibits 10.5, 10.6, 10.7 and 10.8 to Spinnaker’s Form 10-K for the year ended December 31, 1999).

Exhibit
No.

Description

(d)(i)	Fourth Amendment to financed Credit Agreement dated April 17, 2000 (incorporated by reference to Exhibit 10.1 to Spinnaker’s Form 10-Q for the quarter ended March 31, 2000).
(d)(ii)	Fifth Amendment to Refinanced Credit Agreement dated September 30, 2000 (incorporated by reference to Exhibit 10.1 to Spinnaker’s Form 10-Q for the quarter ended September 30, 2000).
(d)(iv)	Sixth Amendment to Refinanced Credit Agreement dated March 2001 (incorporated by reference to Exhibit 10.16 to Spinnaker’s Form 10-K for the year ended December 31, 2001).

The Registrant, by signing this Form 10-K Annual Report, agrees to furnish to the Securities and Exchange Commission a copy of any long-term debt instrument where the amount of the securities authorized thereunder does not exceed 10 percent of the total assets of the Registrant on a consolidated basis.

10	(a)*	Lynch Corporation 401(k) Savings Plan.
	(b)	Acquisition Agreement between Brown-Bridge Acquisition Corporation and Kimberly-Clark Corporation, dated June 15, 1994 (exhibit omitted) (incorporated by reference to Exhibit 10® to Registrant’s Form 10-Q for the quarter ended June 10, 1994).†
	(c)*	Management Agreement, dated as of June 10, 1994, by and among Boyle, Fleming, George & Co., Inc. and Safety Railway Service Corporation (incorporated by reference by Exhibit 7.1 to the Registrant’s Form 8-K, dated June 13, 1994).
	(d)	Subscription Agreement dated March 9, 2000 between Registrant and Mario J. Gabelli (incorporated by reference to Exhibit E to Amendment No. 41 to Schedule 13D of Registrant dated March 15, 2000 filed by Mario J. Gabelli et. al.).
	(e)	Warrant Purchase Agreement dated as of June 10, 1994, by and among Boyle, Fleming, George & Co., Inc. and Safety Railway Service Corporation (incorporated by reference by Exhibit 7.1 to the Registrant’s Form 8-K, dated June 13, 1994).
	(f)	A Warrant, dated as of June 10, 1994, executed by Safety Railway Service Corporation (incorporated by reference to Exhibit 7.1 to Registrant’s Form 8-K, dated June 12, 1994).
	(g)	Asset Purchase Agreement, dated as of June 15, 1994, between Kimberly-Clark Corporation and Brown-Bridge Acquisition Corp. (Exhibits omitted) (incorporated by reference to Exhibit 10® to Registrant’s Form 10-Q for the quarter ended June 30, 1994).†
	(h)	Stock Purchase and Loan Program (incorporated by reference to Exhibit 10(p) to Registrant’s Form 10-K for the year ended December 31, 1994).
	(i)	Shareholders’ and Voting Agreement, dated September 16, 1994, among Safety Railway Service Corporation, Brown-Bridge Industries, Inc. and the other stockholders of Brown-Bridge (incorporated by reference to Exhibit 10(q) to Registrant’s Form 10-K for the year ended December 31, 1994).
	(j)	Put Option Agreement, dated September 16, 1994, among Safety Railway Service Corporation, Brown-Bridge Industries, Inc. and certain stockholders of Brown-Bridge (incorporated by reference to Exhibit 10(q) to Registrant’s Form 10-K for the year ended December 31, 1994).
	(k)*	Directors Stock Plan (incorporated by reference to Exhibit 10(o) to Registrant’s Form 10-K for the year ended December 31, 1997).
	(l)	Amended Phantom Stock Plan (incorporated by reference to Exhibit 10(p) to Registrant’s Form 10-Q for the year ended September 30, 1998).
	(m)	Stock and Asset Purchase Agreement, dated as of September 27, 1995, by and among Central Products Acquisition Corp. Unisource Worldwide, Inc. and Alco Standard Corporation (incorporated by reference to Exhibit 7.1 to Registrant’s Form 8-K, dated October 19, 1995).†
	(n)	Agreement and Plan of Merger (Brown-Bridge Minority Interest), by and among Spinnaker Industries, Inc., BB Merger Corp., Brown-Bridge Industries, Inc. and the stockholder of Brown-Bridge Industries, Inc. on Exhibit A thereto (incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K, dated April 19, 1996).†
	(o)	Lease Agreement between Registrant and Gabelli Funds, Inc. (incorporated by reference to Exhibit 10(a)(a) to Registrant’s Form 10-Q for the Quarter Ended March 31, 1998).

Exhibit
No.

Description

	(p)	Asset Purchase Agreement, dated as of November 18, 1997, by and between S.D. Warren Company (“Seller”) and Spinnaker Industries, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K of Spinnaker Industries, Inc., dated as of March 17, 1998).
	(p)(i)	First Amendment to Asset Purchase Agreement, dated March 17, 1998, by and between S. D. Warren Company and Spinnaker Industries, Inc. (incorporated by reference by Exhibit 4.2 to the Form 8-K of Spinnaker Industries, Inc., dated as of March 17, 1998).†
	(p)(ii)	Subordinated Note, dated March 17, 1998, issued by Spinnaker Industries, Inc. to S.D. Warren Company in the original principal amount of $7 million bearing interest at a rate of 20% per annum (incorporated by reference to Exhibit 4.1 to the Form 8-K of Spinnaker Industries, Inc., dated as of March 17, 1998).
	(p)(iii)	Site Separation and Service Agreement, dated March 17, 1998, between S.D. Warren Company and Spinnaker Industries, Inc. (incorporated by reference by Exhibit 99.1 to the Form 8-K of Spinnaker Industries, Inc., dated March 17, 1998).
	(p)(iv)	Lease Agreement, dated March 17, 1998, between S.D. Warren Company and Spinnaker Industries, Inc. (incorporated by reference by Exhibit 99.2 to the Form 8-K of Spinnaker Industries, Inc., dated as of March 17, 1998.)
	(q)	Stock Purchase Agreement between Spinnaker Industries, Inc. and Intertape Polymer Group, Inc., dated April 9, 2000 (incorporated by reference to Exhibit 2.1 to Spinnaker Industries, Inc. Form 8-K, dated August 16, 2000).
	(r)	Asset Purchase Agreement by and among Registrant, Spinnaker Electrical Tape Company and Intertape Polymer Group, Inc., dated April 9, 2000 (incorporated by reference to Exhibit 2.2 to Spinnaker Industries, Inc. Form 8-K, dated August 16, 2000).
	(s)	Information Statement of Lynch Interactive Corporation’s (incorporated by reference to Exhibit 99.1 to Lynch Interactive Corporation’s Form 10-A-1, dated August 18, 2000).
	(t)	Separation Agreement, dated as of August 31, 2000, between Registrant and Lynch Interactive Corporation (incorporated by reference to Exhibit 2 to Lynch Interactive Corporation’s Form 10a-1, dated August 18, 2000).
	(u)*	Letter of Understanding between Registrant and Louis A. Guzzetti (incorporated by reference to Exhibit (u) to Registrant’s Form 10-K for the year ended December 31, 1999).
	(v)	Note from Louis A. Guzzetti, Jr. to Registrant (incorporated by reference to Exhibit 10(v) to Registrant’s Form 10-K for the year ended December 31, 2000).
	(w)*	Agreement among Registrant, Mario J. Gabelli and Ralph R. Papitto dated August 17, 2001 pursuant to which, among other things, Registrant agreed to grant Mr. Papitto an option (incorporated by reference to Exhibit 10(w) to Registrant’s Form 8-K dated August 17, 2001).
	(x)*	Amendment dated February 7, 2002 among Registrant, Mario J. Gabelli and Ralph R. Papitto, amending the Agreement at Exhibit 10(w) to terminate Registrant’s obligation to grant an option to Mr. Papitto.††
	(y)*	Lynch Corporation 2001 Equity Incentive Plan adopted December 10, 2001.††
16		Letter Re: Change in Certifying Accountant (incorporated by reference to Exhibit 16 to Registrant’s Form 8-K, dated March 19, 1996).
21		Subsidiaries of the Registrant.††
23		Consent of Ernst & Young LLP.††
24		Powers of Attorney.††

*	Management contract or compensatory arrangement.

†	Registrant agrees to furnish a supplemental copy of any omitted schedule to the Securities and Exchange Commission upon request.

††	Filed herewith.

      The Exhibits listed above have been filed separately with the Securities and Exchange Commission in conjunction with this Annual Report on Form 10-K or have been incorporated by reference into this Annual Report on Form 10-K. Lynch Corporation will furnish to each of its shareholders a copy of any such Exhibit for a fee equal to Lynch Corporation’s cost in furnishing such Exhibit. Requests should be addressed to the Office of the Secretary, Lynch Corporation, 50 Kennedy Plaza, Suite 1250, Providence, RI 02903.