Form 10-Q
period 2002-03-31
LYNCH CORP
filed 2002-05-13
CIK 61004

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File No. 1-106

LYNCH CORPORATION

(Exact name of Registrant as specified in its charter)

Indiana	38-1799862

(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.)

50 Kennedy Plaza, Suite 1250, Providence, Rhode Island	02903

(Address of principal executive offices)	(Zip Code)

(401) 453-2007

Registrant’s telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                 No
         —

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.

Class	Outstanding at May 1, 2002

Common Stock, no par value	1,497,883

INDEX

LYNCH CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets:

- March 31, 2002
- December 31, 2001

Condensed Consolidated Statements of Operations:

- Three months ended March 31, 2002 and 2001

Condensed Consolidated Statements of Cash Flows:

- Three months ended March 31, 2002 and 2001

Notes to Condensed Consolidated Financial Statements:

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure About Market Risk

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

Part 1 — FINANCIAL INFORMATION -
Item 1 — Financial Statements

LYNCH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

	March 31,	December 31,
	2002	2001
	(unaudited)	(A)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,312	$4,247
Restricted cash	4,943	4,703
Investments-marketable securities	590	—
Trade accounts receivables, less allowances of $117 and $118	8,732	9,818
Inventories	5,661	5,260
Deferred income taxes	988	988
Prepaid expense	1,158	836

TOTAL CURRENT ASSETS	24,384	25,852

PROPERTY, PLANT AND EQUIPMENT
Land	291	291
Buildings and improvements	4,158	4,158
Machinery and equipment	11,985	11,949

	16,434	16,398
Less: accumulated depreciation	(11,201)	(10,942)

	5,233	5,456

OTHER ASSETS	487	537

TOTAL ASSETS	$30,104	$31,845

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Notes payable to banks	$1,331	$1,086
Trade accounts payable	1,726	1,717
Accrued liabilities	6,010	6,196
Customer advances	5,551	6,781
Current maturities of long-term debt	405	521

TOTAL CURRENT LIABILITIES	15,023	16,301

LONG TERM DEBT	1,549	1,678
DEFERRED INCOME TAXES	578	578
OTHER LONG TERM LIABILITIES	1,245	1,319

TOTAL LIABILITIES	18,395	19,876

LOSS IN EXCESS OF INVESTMENT	19,420	19,420

COMMITMENTS AND CONTINGENCIES (NOTE L)

SHAREHOLDERS’ DEFICIT
COMMON STOCK NO PAR OR STATED VALUE - 10,000,000 SHARES AUTHORIZED 1,513,191 SHARES ISSUED; 1,497,883 SHARES OUTSTANDING	5,139	5,139
ADDITIONAL PAID-IN CAPITAL	10,403	10,403
ACCUMULATED DEFICIT	(22,825)	(22,533)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	30	(2)
TREASURY STOCK OF 15,308 SHARES, AT COST	(458)	(458)

TOTAL SHAREHOLDERS’ DEFICIT	(7,711)	(7,451)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$30,104	$31,845

(A)	The Balance Sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes

     Effective September 30, 2001, the Company’s ownership and voting interest of Spinnaker Industries, Inc. was reduced to 41.8% and 49.5%, respectively, due to the disposition of shares of Spinnaker. As a result, effective September 30, 2001, the Company relinquished control of Spinnaker and has deconsolidated Spinnaker and prospectively accounts for its ownership of Spinnaker using the equity method of accounting. See Note B.

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements

LYNCH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except share amounts)

	Three Months Ended
	March 31

	2002	2001

SALES AND REVENUES	$7,003	$53,548

Cost and expenses:
Manufacturing cost of sales	4,854	48,553
Selling and administrative	2,549	5,604
Asset impairment and restructuring charges	—	36,484

OPERATING LOSS	(400)	(37,093)

Other income (expense):
Investment Income	39	179
Interest expense	(40)	(2,704)

	(1)	(2,525)

LOSS BEFORE INCOME TAXES AND MINORITY INTERESTS	(401)	(39,618)

(Provision) benefit from income taxes	109	(570)
Minority interests	—	4,118

NET LOSS	($292)	($36,070)

Weighted average shares outstanding	1,497,900	1,510,200

BASIC AND DILUTED LOSS PER SHARE:	$(0.19)	$(23.88)

See accompanying notes

     Effective September 30, 2001, the Company’s ownership and voting interest of Spinnaker Industries Inc. was reduced to 41.8% and 49.5% respectively, due to the disposition of shares of Spinnaker. As a result, effective September 30, 2001, the Company relinquished control of Spinnaker and has deconsolidated Spinnaker and prospectively accounts for its ownership of Spinnaker using the equity method of accounting. See Note B.

PART I — FINANCIAL INFORMATION
ITEM 1 — Financial Statements

LYNCH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)

	Three Months Ended
	March 31,

	2002	2001

OPERATING ACTIVITIES
Net loss	$(292)	$(36,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	259	1,426
Amortization of goodwill and other assets	50	262
Amortization of deferred financing charges	—	225
Impairment of assets	—	36,053
Deferred taxes	—	321
Minority interests	—	(4,118)
Changes in operating assets and liabilities:
Receivables	1,086	4,018
Inventories	(401)	699
Accounts payable and accrued liabilities	(2,065)	(3,368)
Other	(36)	(309)

Net cash used in operating activities	(1,399)	(861)

INVESTING ACTIVITIES
Capital expenditures	(36)	(561)
Restricted cash	(240)	604
Purchases of available-for-sale securities	(260)	—
Other	—	22

Cash provided by (used in) investing activities	(536)	65

FINANCING ACTIVITIES
Net borrowings of notes payable	245	2,352
Repayment of long-term debt	(245)	(116)
Proceeds of long-term debt	—	289
Other	—	107

Cash provided by financing activities	—	2,632

Increase (decrease) in cash and cash equivalents	(1,935)	1,836
Cash and cash equivalents at beginning of period	4,247	10,543

Cash and cash equivalents at end of period	$2,312	$12,379

See accompanying notes

     On September 30, 2001, the Company’s ownership and voting interest of Spinnaker Industries, Inc. was reduced to 41.8% and 49.5%, respectively, due to the disposition of shares of Spinnaker. As a result, effective September 30, 2001, the Company relinquished control of Spinnaker and has deconsolidated Spinnaker and will prospectively account for its ownership of Spinnaker using the equity method of accounting. See Note B.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. Subsidiaries of the Registrant

     As of March 31, 2002, the Subsidiaries of the Registrant are as follows:

Subsidiary	Owned By Lynch

Lynch Display Technologies, Inc.	100.0%
Lynch Systems, Inc.	100.0%
Lynch International Holding Corporation	100.0%
Lynch-AMAV LLC	75.0%
M-tron Industries, Inc.	100.0%
M-tron Industries, Ltd.	100.0%
Spinnaker Industries, Inc. (see Note B)	41.8	%(O)/49.5%(V)
Entoleter, Inc.	41.8	%(O)/49.5%(V)
Spinnaker Coating, Inc.	41.8	%(O)/49.5%(V)
Spinnaker Coating-Maine, Inc.	41.8	%(O)/49.5%(V)
Spinnaker Electrical Tape Company	41.8	%(O)/49.5%(V)

Notes: (O)=Percentage of equity ownership; (V)=Percentage voting control.

B. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

     The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries’ annual report on Form 10-K for the year ended December 31, 2001.

     Prior to September 30, 2001, the Company owned 47.6% of the equity of Spinnaker Industries, Inc. (60.4% voting control), an entity engaged in the manufacture of adhesive-backed material; as such, under accounting principles generally accepted in the United States, Spinnaker was a consolidated entity and Lynch (the “Company”) was required to record all of the losses of Spinnaker since the non-Company interests were not required to absorb their share of the losses (52.4%) after their investment was fully absorbed by losses (which occurred in the first quarter of 2001).

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

     Accordingly, the Company’s first quarter 2002 results of operations do not include the operating results of Spinnaker and the balance sheet at March 31, 2002 and December 31, 2001 does not contain the assets and liabilities of Spinnaker, due to the deconsolidation. This deconsolidation resulted in a non-cash gain of $27,406,000 being recorded on September 30, 2001 to reduce the Company’s negative investment in Spinnaker to $19,420,000, which represents the Company’s interest in Spinnaker’s accumulated deficit at the date of deconsolidation. This remaining interest represents losses in excess of investment, which has been recorded as a deferred credit on the Company’s balance sheet. The Company will not record any additional losses from Spinnaker as the company has no further obligations to Spinnaker.

     On March 28, 2002, Spinnaker Industries (excluding Entoleter) was acquired by S P Acquisition LLC (an entity of WR Capital Partners) for $25.8 million. On March 26, 2002, an auction was held with a subsequent hearing on March 28, 2002 for the Bankruptcy Court which approved the sale of Entoleter to Welton, LLC for approximately $0.9 million plus certain assumed obligations.

     In each case, no return to equity holders is anticipated. Therefore, as a result, the Company anticipates eliminating its remaining interest in Spinnaker and its subsidiaries upon conclusion of the bankruptcy proceedings expected to occur in the second quarter of 2002. At that time, the $19,420,000 “loss in excess of investment” on the Company’s March 31, 2002 balance sheet will become a non-cash income item and increase shareholders’ equity. If this event would have occurred on March 31, 2002, the Company’s pro-forma equity would have been $11,709,000, not the reported deficit amount of ($7,711,000).

C. Adoption of Accounting Pronouncements

     The company does not have any indefinite-lived intangible assets; accordingly, the adoption of FAS 142 had no material impact during the first quarter.

D. Investments

     The following is a summary of available for-sale securities held by the Company (in Thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
March 31, 2001	Cost	Gains	Losses	Value

Equity Securities	$558	$32	—	$590

Total included in Investments				$590

E. Inventories

     Inventories are stated at the lower of cost or market value. At March 31, 2002, inventories were valued by two methods: last-in, first-out (LIFO) — 60%, and first-in, first-out (FIFO) — 40%. At December 31, 2001, inventories were valued by the same two methods: LIFO — 70%, and FIFO -30%.

	March 31,	December 31,
	2002	2001

	(In Thousands)
Raw materials	$1,675	$1,844
Work in process	2,705	2,003
Finished goods	1,281	1,413

Total Inventories	$5,661	$5,260

     Current costs exceed LIFO value of inventories by $1,009,000 and $991,000 respectively at March 31, 2002 and December 31, 2001.

F. Indebtedness

     Lynch Systems, Inc. and M-tron Industries, Inc. maintain their own credit facilities that are not guaranteed by the parent company.

     In general, the credit facilities are secured by property, plant and equipment, inventory, receivables and common stock of certain subsidiaries and contain certain covenants restricting distributions to the Company.

     Notes payable to banks and long-term debt consists of:

	March 31,	December 31,

	2002	2001

	(In Thousands)
Notes payable:
M-tron bank revolving loan at variable interest rates (4.5% at March 31, 2002), due May 2002	$1,331	$1,086

Long-term debt:
M-tron term loan at variable interest rates (5.0% at March 31, 2002), due September 2004	$1,121	$1,259
Lynch Systems term loan at a fixed interest rate of 8.0%, due August 2003	600	607
Other debt at a fixed rate of 8.0%	233	333

	1,954	2,199
Current maturities	(405)	(521)

	$1,549	$1,678

G. Earnings Per Share and Stockholders’ Equity

     The Company’s basic and diluted earnings per share are equivalent as the Company has no dilutive securities.

     On December 10, 2001, the Board of Directors approved, subject to shareholder approval at the May 2002 Annual Meeting, the 2001 Equity Incentive Plan and the issuance of up to 300,000 options to purchase shares of Company common stock to certain employees of the Company, of which 228,000 options were granted (subject to shareholder approval) at $17.50 per share on December 10, 2001. As the grants required shareholder approval, they are not considered issued until the approval is received. As a result, the Company may be required to record a non-cash charge associated with these options if the market price of the Company’s stock exceeds $17.50 at the approval date. If approved, 180,000 of these options would be fully vested, with the remaining options vesting quarterly over the next three years. (See Footnote M.)

H. Other Comprehensive Loss

     Total comprehensive loss was $260,000 and $36,070,000 for the three months ended 3/31/02 and 3/31/01 respectively, including other comprehensive income of $32,000 in the first quarter of 2002 resulting from gains on available for sale securities.

I. Segment Information

     The Company has four reportable business segments. The largest is Spinnaker Coating’s adhesive backed label stock for labels and related applications. The second largest segment is Lynch Systems glass manufacturing equipment business. Frequency control devices (quartz crystals and oscillators) manufactured and sold by M-tron is the third segment. Entoleter (subsidiary of Spinnaker Industries, Inc.) manufactures and sells industrial process equipment and is the fourth segment. Spinnaker Coating and Entoleter results are shown only for the three month period ending March 31, 2001 pursuant to the “deconsolidation” of Spinnaker on September 30, 2001 (see Note B). All four businesses are located domestically.

     EBITDA (after corporate allocation) is equal to operating profit before interest, taxes, depreciation, amortization, and non-cash restructuring charges. EBITDA is presented because it is a widely accepted financial indicator of value and ability to incur and service debt. EBITDA is not a substitute for operating income or cash flows from operating activities in accordance with generally accepted accounting principles.

     Operating profit (loss) is equal to revenues less operating expenses, unallocated general corporate expenses, and restructuring charges. The Company allocates a portion of its general corporate expenses to its operation segments. Such allocation was $50,000 and $75,000 in the first quarter of 2002 and 2001 respectively. Identifiable assets of each industry segment are the assets used by the segment in its operations excluding general corporate assets. General corporate assets are principally cash and cash equivalents, short-term investments and certain other investments and receivables.

I. Segment Information (continued)

	Three Months Ended
	March 31

	2002	2001

	(In Thousands)
Revenues
Adhesive-backed label stock	$—	$37,133
Glass manufacturing equipment	4,315	5,546
Frequency control devices	2,688	10,042
Industrial process equipment	—	827

Consolidated Total	$7,003	$53,548

EBITDA (after corporate allocation)
Adhesive-backed label stock	—	(258)
Glass manufacturing equipment	821	1,107
Frequency control devices	(635)	973
Industrial process equipment	—	(107)
Corporate manufacturing expense	—	(325)

Total manufacturing	186	1,390
Corporate expenses, net	(277)	(311)
Restructuring charge — Spinnaker	—	(431)

Consolidated Total	$(91)	$648

Operating Profit
Adhesive-backed label stock	$—	$(1,576)
Glass manufacturing equipment	726	1,003
Frequency control devices	(799)	792
Industrial process equipment	—	(140)
Corporate manufacturing expense	—	(300)

Total manufacturing	$(73)	$(221)
Unallocated Corporate expenses	(327)	(388)
Restructuring charge — Spinnaker	—	(36,484)

Consolidated Total	$(400)	$(37,093)

Depreciation and Amortization
Adhesive-backed label stock	$—	$1,318
Glass manufacturing equipment	120	129
Frequency control devices	189	206
Industrial process equipment	—	33
Corporate manufacturing expenses	—	2

Consolidated Total	$309	$1,688

Capital expenditures
Adhesive-backed label stock	$—	$200
Glass manufacturing equipment	9	53
Frequency control devices	27	308
Industrial process equipment	—	—

Consolidated Total	$36	$561

I. Segment Information (continued)

	Three Months Ended
	March 31

	2002	2001

	(In Thousands)
Total Assets
Adhesive-backed label stock	$—	$77,838
Glass manufacturing equipment	21,238	14,828
Frequency control devices	7,598	16,618
Industrial process equipment	—	2,392
General Corporate	1,268	9,822

Consolidated Total	$30,104	$121,498

Total operating profit of reporting segments	$(400)	$(37,093)
Other profit or loss:
Investment income	39	179
Interest expense	(40)	(2,704)

Loss before income taxes and minority interests	$(401)	$(39,618)

J. Asset Impairment and Restructuring Charges

     Prior to the deconsolidation of Spinnaker on September 30, 2001 (see Note B), the Company recognized certain restructuring charges in the first quarter of 2001 related to Spinnaker, totaling $36.5 million of which $36.1 million was a non-cash charge. The charges resulted from (a) the write-down to estimated fair market value of fixed assets to be taken out of service and held for sale or disposal; (b) impairment of goodwill associated with the acquisition of Coating — Maine in 1998; and (c) severance and related costs.

K. Spinnaker Chapter 11 Reorganization Proceedings

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

     On December 31, 2001, Spinnaker entered into a letter of intent (the “Letter of Intent”) with WR Capital Partners, LLC (“WR Capital”) whereby SP Acquisition LLC (“SP Acquisition”), and its acquisition entity established by WR Capital, agreed to purchase substantially all of Spinnaker’s (and its subsidiaries’) assets (and assumption of substantial liabilities) for an amount not to exceed $25,763,000 (including assumed obligations), subject to adjustment. Entoleter’s assets are not included in the sale. On January 4, 2002, Spinnaker filed a motion with the Court to approve the sale of substantially all of its assets, subject to higher and better offers, to SP Acquisition. On January 17, 2002, the Court entered an order (i) approving bid procedures, including a break-up fee and expense reimbursement, (ii) setting an auction date of March 4, 2002, and (iii) setting a date to issue an order approving the sale of such assets for March 5, 2002.

     On January 18, 2002, Spinnaker entered into that certain Asset Purchase Agreement (the “Asset Purchase Agreement”) with SP Acquisition as contemplated by the Letter of Intent. On March 6, 2002, the Court entered an order approving the sale of substantially all of Spinnaker’s assets to SP Acquisition.

     The closing of the Asset Purchase Agreement occurred on March 28, 2002. Spinnaker estimates that, pursuant to a plan of liquidation, there will be a minimal distribution to unsecured creditors and no return to Spinnaker’s equity holders. As a result, management believes that the Company’s investment in Spinnaker is worthless.

     On March 28, 2002, the Court approved the sale of substantially all of Entoleter’s assets to Welton LLC for $920,000 in cash plus certain assumed obligations. The closing of the sale occurred on April 16, 2002. Spinnaker estimates that, pursuant to a plan of liquidation, there will be a minimal distribution to unsecured creditors and no return to Spinnaker, Entoleter’s sole equity holder.

     Therefore, as a result, the Company anticipates eliminating its remaining interest in Spinnaker and its subsidiaries upon conclusion of the bankruptcy proceedings expected to occur in the second quarter of 2002. At that time, the $19,420,000 “loss in excess of investment” on the Company’s March 31, 2002 balance sheet will become a non-cash income item and increase shareholders’ equity. If this event would have occurred on March 31, 2002, the Company’s pro-forma equity would have been $11,709,000, not the reported deficit amount of ($7,711,000).

L. Commitments and Contingencies

     In the normal course of business, subsidiaries of the Company are defendants in certain product liability, worker claims and other litigation in which the amounts being sought may exceed insurance coverage levels. The resolution of these matters is not expected to have a material effect on the Company’s financial condition or operations.

     The Company, Lynch Interactive Corporation (“Interactive”), and several other parties have been named as defendants in a lawsuit brought under the so-called “qui tam” provisions of the federal False Claims Act in the United States District Court for the District of Columbia. Although the complaint was filed under seal and with the court on February 14, 2001, and the seal was lifted on January 11, 2002, the defendants have yet to be formally served with the complaint. The main allegation in the case is that the defendants participated in the creation of “sham” bidding entities that allegedly defrauded the federal Treasury by improperly participating in Federal Communications Commission spectrum auctions restricted to small businesses, as well as obtaining bidding credits in other spectrum auctions allocated to “small” and “very small” businesses. The lawsuit seeks to recover an unspecified amount of damages, which would be subject to mandatory trebling under the statute.

     The U.S. Department of Justice has notified the court that it has declined to intervene in the case. The defendants strongly believe that the lawsuit is completely without merit and intend to defend the suit vigorously. Furthermore, the Company believes that, under the separation agreement between the Company and Interactive pursuant to which Interactive was spun-off to the Company’s shareholders on September 1, 1999, Interactive would be obligated to indemnify the Company for any losses or damages incurred by the Company as a result of this lawsuit.

M. Subsequent Events

     The annual meeting of shareholders of Lynch Corporation was held on Thursday, May 2, 2002, at 2:00 p.m.

     At that time, Lynch shareholders approved the 2001 Equity Incentive Plan and the issuance of up to 300,000 options to purchase shares of Company common stock to certain employees of the Company, of which 228,000 options were granted at $17.50 per share on December 10, 2001. Pursuant to the receipt of shareholder approval, the 228,000 stock options are now considered issued. The market price of the Company stock of $15.25 per share on the approval date was $2.25 per share below the grant price, therefore no compensation charge is required. At the approval date, 180,000 of these options vested immediately with the remaining options vesting quarterly over the next three years.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS.

Results of Operations

First Quarter 2002 Compared to First Quarter 2001 (including Results of Spinnaker for the three months ended March 31, 2001)

     Effective September 30, 2001, the Company’s ownership and voting interest of Spinnaker Industries, Inc. was reduced to 41.8% and 49.5% respectively, due to the disposition of shares of Spinnaker. As a result, effective September 30, 2001, the Company relinquished control of Spinnaker and has deconsolidated Spinnaker and will prospectively account for its ownership of Spinnaker using the equity method of accounting. See Note B — “Basis of Presentation” included elsewhere herein. Accordingly, Spinnaker results of operations will only be included for nine months in 2001.

Sales and Revenues/Gross Margin

     Revenues for the first quarter of 2002 decreased by $46.5 million to $7.0 million due mainly to the previously described deconsolidation of Spinnaker. Accordingly, Spinnaker’s net sales for the quarter ended March 31, 2001 of $38.0 million represented 82 percent of the year over year unfavorable revenue variance.

     First quarter 2002 gross margin as a percent of revenues improved to 30.7% from 9.3% in the first quarter of 2001 due mainly to the deconsolidation of Spinnaker. Spinnaker’s gross margin as a percentage of revenues for the three months ended March 31, 2001 was only 1.2% as a result of higher material costs, selling price erosion, and reduced sales.

     Revenues at M-tron decreased by $7.3 million or 73.2% to $2.7 million for the first quarter of 2002 due to the continuation of weak demand from the infrastructure segment of the telecommunications industry which is still working through the overcapacity caused by the Internet bubble.

     Lynch Systems’ revenues for the first quarter of 2002 declined by $1.2 million from the corresponding 2001 period to $4.3 million due mainly to customer delivery schedules for glass press machines. However, order backlog of $9.2 million at March 31, 2002 remains strong and was virtually equal to the backlog last March.

     M-tron’s gross margin as a percentage of net sales for the three month period of 2002 was down 17.1% to 7.9% from the same periods of 2001. The previously described sales decline of 73.2% in the quarter caused the significant reduction in gross margin.

     Lynch Systems’ gross margin as a percentage of net sales for the three month period of 2002 improved 8.2% to 44.9% from the same periods of 2001. This improvement was the result of an 8.1% increase in gross margin on Glass Machinery sales which accounted for 69.7% of 2002 sales and 55.1% of first quarter 2001 volume.

Operating Loss

     Operating loss for the first quarter 2002 was $0.4 million compared to the first quarter 2001 operating loss of $37.1 million, or a positive swing of $36.7 million.

     On September 30, 2001, the Company’s ownership interest and voting control of Spinnaker Industries, Inc. (Spinnaker) was reduced to 41.8% and 49.5%, respectively, due to the disposition of shares of Spinnaker. As a result, effective September 30, 2001, the Company has deconsolidated Spinnaker and will prospectively account for its ownership of Spinnaker using the equity method of Accounting.

     Accordingly, the Company’s first quarter 2001 results of operations include the operating results of Spinnaker. Spinnaker’s loss from operations for the three months ended March 31, 2001 was $38.5 million including an impairment charge of $36.5 million associated with the closing of the Coating - Maine facility. Spinnaker’s first quarter 2001 loss from continuing operations excluding impairment and restructuring charges was approximately $2.0 million reflecting lower margins caused by lower prices, less volume, and higher materials costs.

     For the first quarter of 2002 M-tron had an operating loss of $0.8 million compared to an operating profit of $0.8 million in the first quarter of 2001 due mainly to the dramatically decreased sales volumes mentioned above. In spite of a 54 percent reduction in head count and a further curtailment in hours worked, M-tron could not compensate for the 73 percent reduction in volume and lower selling prices.

     For the 2002 first quarter, Lynch Systems had an operating profit of $0.7 million compared to an operating profit of $1.0 million in the first quarter of 2001. Although Lynch Systems operating profit rate was 16.8%, and gross margin as a percent to sales improved eight points, the company could not fully compensate for the 22 percent volume decline.

     For the first quarter of 2002, Lynch’s corporate headquarters incurred unallocated expenses of $0.3 million as compared to $0.4 million in the first quarter of 2001. As a result, the corporation’s first quarter 2002 operating loss was $0.4 million and the first quarter 2001 operating profit (excluding Spinnaker) was $1.4 million.

Other Income (Expense), Net

     Investment income decreased $140,000 for the three months ended March 31, 2002 due to the deconsolidation of Spinnaker, which accounted for $174,000 of first quarter 2001 investment income.

     Interest expense was $40,000 for the first quarter 2002 and was $2,664,000 less than the first quarter of 2001 which included interest expense of $2,609,000 applicable to Spinnaker.

Tax Benefit (Provision)

     The income tax benefit (provision) includes federal, as well as state, local, and foreign taxes. The first quarter 2002 net tax benefit is the result of operating losses incurred which are expected to be realized during the remainder of the year.

Minority Interest

     Minority interests contributed $4.1 million to first quarter 2001 net income as the result of the absorption of Spinnaker losses by minority interests to the extent of their investment.

Net Loss

     Net loss for the first quarter of 2002 was $0.3 million compared to a net loss of $36.1 million in the quarter ending March 31, 2001. The $35.8 million positive swing is primarily due to the deconsolidation of Spinnaker which had accounted for a loss of $36.8 million in first quarter 2001. Fully diluted first quarter 2002 loss per share was $0.19 compared to a loss of $23.88 per share in first quarter 2002.

Backlog/New Orders

     Total backlog of manufactured products (excluding Spinnaker in both years) at March 31, 2002 was $11.0 million, a reduction of $2.4 million from the backlog at December 31, 2001, and $6.9 million less than the balance at March 31, 2001. Decreased purchases by infrastructure suppliers to the telecommunications industry which started in March of 2001 continue to depress M-tron’s backlog. Lynch Systems’ backlog is also down moderately from last March due to the timing of large glass machine orders.

Financial Condition — Excluding Spinnaker

     The discussion below excludes the impact of Spinnaker, which was deconsolidated at September 30, 2001 as discussed in Note B to the condensed consolidated financial statements included elsewhere herein. Thus, the discussion below reflects liquidity and capital resource matters for the Company’s remaining consolidated subsidiaries at March 31, 2002.

     At March 31, 2002, the Company has current assets of $24.4 million and current liabilities of $15.0 million. Working capital was therefore $9.4 million as compared to $9.6 million at December 31, 2001 and $9.9 million at March 31, 2001. The ratio of current assets to current liabilities was 1.62 to 1.00 at March 31, 2002; 1.59 to 1.00 at December 31, 2001; and 1.52 to 1.00 ratio at March 31, 2001.

     Cash used in operating activities was approximately $1.4 million in first quarter 2002 compared to cash provided of approximately $2.1 million in the first quarter of 2001. The year over year unfavorable change in operational cash flow was mainly the result of $1.0 million less net profits and a $2.2 million difference in cash provided (used) in working capital. Capital expenditures were $36,000 in first quarter 2002 compared to $360,000 in the period ending March 31, 2001.

     Total debt of $3.3 million at March 31, 2002 was equal to the amount outstanding at December 31, 2001 and $3.2 million less than the debt at March 31, 2001. The year over year reduction in debt is primarily due to reductions in the revolving credit loans. Debt outstanding at March 31, 2002 included $833 thousand of fixed interest rate debt at an 8.0% interest rate, and $2.5 million of variable interest rate debt at a March 31, 2002 average rate of 4.7%.

     Lynch Systems is finalizing negotiations leading to a new loan with its’ present lender. The incumbent lender has committed to provide a $7 million line-of-credit which can be used entirely for stand-by Letters of Credit or up to $2 million for domestic revolving credit within the $7 million line.

     The Company does not at present have credit facilities at the parent company level. The Company believes that existing cash and cash equivalents, cash generated from operations and available borrowings under its subsidiaries lines of credit will be sufficient to meet its on-going working capital and capital expenditure requirements for the foreseeable future.

Subsequent Events

     The annual meeting of shareholders of Lynch Corporation was held on Thursday, May 2, 2002, at 2:00 p.m.

     At that time, Lynch shareholders approved the 2001 Equity Incentive Plan and the issuance of up to 300,000 options to purchase shares of Company common stock to certain employees of the Company, of which 228,000 options were granted at $17.50 per share on December 10, 2001. Pursuant to the receipt of shareholder approval, the 228,000 stock options are now considered issued. The market price of the Company stock of $15.25 per share on the approval date was $2.25 per share below the grant price, therefore no compensation charge is required. At the approval date, 180,000 of these options vested immediately with the remaining options vesting quarterly over the next three years.

Adoption of Accounting Pronouncements

     The Company does not have any indefinite-lived intangible assets; accordingly the adoption of FAS 142 had no material impact during the first quarter.

Market Risk

     The Company is exposed to market risk relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amounts of interest earned on the Company’s cash equivalents and short-term investments (approximately $7.3 million at March 31, 2002). The Company generally finances the debt portion of the acquisition of long-term assets with fixed rate, long-term debt. The Company generally maintains the majority of its debt in nature by borrowing on a fixed long-term basis. The Company does not use derivative financial instruments for trading or speculative purposes. Management does not foresee any significant changes in the strategies used to manage interest rate risk in the near future, although the strategies may be reevaluated as market conditions dictate. There has been no significant change in market risk since March 31, 2002.

     At March 31, 2002, approximately $2.5 million of the Company’s debt bears interest at variable rates. Accordingly, the Company’s earnings and cash flows are only slightly affected by changes in interest rates. Assuming the current level of borrowings for variable rate debt, and assuming a two percentage point increase in the 2002 average interest rate under these borrowings, it is estimated that the Company’s interest expense would change by only $0.1 million.

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

Forward Looking Information

     Included in this Management Discussion and Analysis of Financial Condition and Results of Operations are certain forward looking financial and other information, including without limitation matters relating to “Risks”. It should be recognized that such information are projections, estimates or forecasts based on various assumptions, including without limitation, meeting its assumptions regarding expected operating performance and other matters specifically set forth, as well as the expected performance of the economy as it impacts the Company’s businesses, government and regulatory actions and approvals, and tax consequences, and the risk factors and cautionary statements set forth in reports filed by the Company and Spinnaker with the Securities and Exchange Commission. As a result, such information is subject to uncertainties, risks and inaccuracies, which could be material.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     See “Market Risk” under Item 2 above.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Stockholders of the Registrant held on May 2, 2002:

     (a)  The following persons were elected as Directors with the following votes:

Name	Votes For	Votes Withheld

E. Val Cerutti	1,258,178	81,993
Avrum Gray	1,258,288	81,883
Mario J. Gabelli	1,253,678	86,493
Raymond H. Keller	1,253,589	86,582
Richard E. McGrail	1,250,360	89,811
Ralph R. Papitto	1,253,583	86,588
Anthony R. Pustorino	1,258,178	81,993

     (b)  The Lynch Corporation 2001 Equity Incentive Plan, as described in Item 2 of the Proxy Statement for the Annual Meeting (“Equity Incentive Plan”), was approved by the Stockholders by the following votes: Votes for — 842,612; Votes Against — 117,408; Votes Abstain — 9,954; and Broker Non-Vote — 370,197. The Equity Incentive Plan reserves 300,000 shares of Common Stock of Registrant for issuance to employees of Registrant and its subsidiaries and other persons who are in a position to make a significant contribution to the success of the Registrant and its subsidiaries.

     (c)  The Stockholders approved the grant of certain stock options under the Equity Incentive Plan, as described in Item 3 of the Proxy Statement for the Annual Meeting, by the following votes: Votes For — 828,878; Votes Against - 134,042; Votes Abstain — 7,054; and Broker Non-Vote — 370,197. The Stock Options approved included (1) an option for 180,000 shares to Ralph R. Papitto, Chairman and Chief Executive Officer of Registrant; (2) an option for 24,000 shares to Raymond H. Keller, Chief Financial Officer of Registrant; and (3) an option for 24,000 shares to Richard E. McGrail, President and Chief Operating Officer of Registrant, all at an exercise price of $17.50 per share.

     (d)  The Stockholders approved an amendment to the Restated Articles of Incorporation of Registrant (“Amendment”), as described in Item 4 of the Proxy Statement for the Annual Meeting, by the following votes: Votes For - 1,328,969; Votes Against — 7,349; and Votes Abstain — 3,853. The Amendment, which became effective on May 3, 2002, effected a change of all 10,000,000 shares of Registrant’s authorized Common Stock from shares without par value into shares having a par value of $0.01 per share for all purposes, without otherwise changing the designations, rights, preferences, or limitations of such shares and without increasing or decreasing the number of such shares.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits filed herewith:

3(c) Articles of Amendment of the Restated Articles of Incorporation of Lynch Corporation.

(b) Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYNCH CORPORATION (Registrant) By: /s/ Raymond H. Keller
———————————————————— Raymond H. Keller Chief Financial Officer

May 13, 2002