Form 10-Q
period 2002-06-30
LYNCH CORP
filed 2002-08-12
CIK 61004

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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

Yes      X                No

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.

Class	Outstanding at August 1, 2002

Common Stock, $00.01 par value	1,497,883

INDEX

LYNCH CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets:
- June 30, 2002
- December 31, 2001

Condensed Consolidated Statements of Operations:
- Three months ended June 30, 2002 and 2001
- Six months ended June 30, 2002 and 2001

Condensed Consolidated Statements of Cash Flows:
- Six months ended June 30, 2002 and 2001

Notes to Condensed Consolidated Financial Statements:

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure About Market Risk

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

Part 1 — FINANCIAL INFORMATION -

Item 1 — Financial Statements (unaudited)

LYNCH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

	June 30,	December 31,
	2002	2001
	(unaudited)	(A)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,153	$4,247
Restricted cash	—	4,703
Investments-marketable securities	675	—
Trade accounts receivables, less allowances of $91 and $118	8,552	9,818
Inventories	4,990	5,260
Deferred income taxes	988	988
Prepaid expense	927	836

TOTAL CURRENT ASSETS	25,285	25,852

PROPERTY, PLANT AND EQUIPMENT
Land	291	291
Buildings and improvements	4,158	4,158
Machinery and equipment	12,091	11,949

	16,540	16,398
Less: accumulated depreciation	(11,460)	(10,942)

	5,080	5,456
OTHER ASSETS	526	537

TOTAL ASSETS	$30,891	$31,845

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Notes payable to banks	$1,334	$1,086
Trade accounts payable	2,464	1,717
Accrued liabilities (Note M)	6,101	6,196
Customer advances	5,611	6,781
Current maturities of long-term debt	176	521

TOTAL CURRENT LIABILITIES	15,686	16,301
LONG TERM DEBT	1,497	1,678
DEFERRED INCOME TAXES	578	578
OTHER LONG TERM LIABILITIES	1,325	1,319

TOTAL LIABILITIES	19,086	19,876

LOSS IN EXCESS OF INVESTMENT	19,420	19,420

COMMITMENTS AND CONTINGENCIES (NOTE L)

SHAREHOLDERS’ DEFICIT
COMMON STOCK PAR $00.01 VALUE – 10,000,000 SHARES AUTHORIZED 1,513,191 SHARES ISSUED; 1,497,883 SHARES OUTSTANDING	15	15
ADDITIONAL PAID-IN CAPITAL	15,645	15,527
ACCUMULATED DEFICIT	(22,933)	(22,533)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	116	(2)
TREASURY STOCK OF 15,308 SHARES, AT COST	(458)	(458)

TOTAL SHAREHOLDERS’ DEFICIT	(7,615)	(7,451)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$30,891	$31,845

(A)	The Balance Sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

PART I – FINANCIAL INFORMATION
Item 1 — Financial Statements

LYNCH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

SALES AND REVENUES	$9,691	$45,353	$16,694	$98,901

Costs and expenses:
Manufacturing cost of sales	6,871	44,661	11,725	93,214
Selling and administrative	3,013	4,985	5,562	10,589
Asset impairment and restructuring charges – Spinnaker	—	1,577	—	38,061

OPERATING LOSS	(193)	(5,870)	(593)	(42,963)

Other income (expense):
Investment Income	24	138	63	317
Interest Expense	(52)	(2,533)	(92)	(5,237)
	(28)	(2,395)	(29)	(4,920)

LOSS BEFORE INCOME TAXES AND MINORITY INTERESTS	(221)	(8,265)	(622)	(47,883)

(Provision) benefit from income taxes	113	(298)	222	(868)
Minority interests	—	(110)	—	4,008

NET LOSS	$(108)	$(8,673)	$(400)	$(44,743)

Weighted average shares outstanding	1,497,900	1,510,200	1,497,900	1,510,000

BASIC AND DILUTED LOSS PER SHARE	$(0.07)	$(5.74)	$(0.27)	$(29.63)

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

PART I – FINANCIAL INFORMATION
ITEM 1 – Financial Statements

LYNCH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)

	Six Months Ended
	June 30,

	2002	2001

OPERATING ACTIVITIES
Net loss	$(400)	$(44,743)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	518	2,807
Amortization of goodwill and other assets	101	558
Amortization of deferred financing charges	—	225
Impairment of assets	—	38,061
Deferred taxes	—	516
Minority interests	—	(4,008)
Changes in operating assets and liabilities:
Receivables	1,266	8,907
Inventories	270	5,716
Accounts payable and accrued liabilities	(1,366)	(9,256)
Other	365	(80)

Net cash provided by (used in) operating activities	754	(1,297)

INVESTING ACTIVITIES
Acquisition of minority interest	(220)	—
Capital expenditures	(142)	(776)
Restricted cash	4,703	6,500
Purchases of available-for-sale securities	(262)	—

Net cash provided by investing activities	4,079	5,724

FINANCING ACTIVITIES
Net borrowings (repayments) of notes payable	248	(3,505)
Repayment of long-term debt	(293)	(734)
Proceeds of long-term debt	—	1,756
Other	118	(12)

Cash provided by (used in) financing activities	73	(2,495)

Net Increase in cash and cash equivalents	4,906	1,932
Cash and cash equivalents at beginning of period	4,247	10,543

Cash and cash equivalents at end of period	$9,153	$12,475

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.     Subsidiaries of the Registrant

     As of June 30, 2002, the Subsidiaries of the Registrant are as follows:

Subsidiary	Owned By Lynch

Lynch Display Technologies, Inc.	100.0%
Lynch Systems, Inc.	100.0%
Lynch International Holding Corporation	100.0%
Lynch-AMAV LLC	100.0%
M-tron Industries, Inc.	100.0%
M-tron Industries, Ltd.	100.0%
Spinnaker Industries, Inc. (see Note B)	41.8%(O)/49.5%(V)
Entoleter, Inc.	41.8%(O)/49.5%(V)
Spinnaker Coating, Inc.	41.8%(O)/49.5%(V)
Spinnaker Coating-Maine, Inc.	41.8%(O)/49.5%(V)
Spinnaker Electrical Tape Company	41.8%(O)/49.5%(V)

Notes: (O)=Percentage of equity ownership; (V)=Percentage voting control.

B.     Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

     Accordingly, the Company’s first half 2002 results of operations do not include the operating results of Spinnaker and the balance sheet at June 30, 2002 and December 31, 2001 does not contain the assets and liabilities of Spinnaker, due to the deconsolidation. This deconsolidation resulted in a non-cash gain of $27,406,000 being recorded on September 30, 2001 to reduce the Company’s negative investment in Spinnaker to $19,420,000, which represents the Company’s interest in Spinnaker’s accumulated deficit at the date of deconsolidation. This remaining interest represents losses in excess of investment, which has been recorded as a deferred credit on the Company’s balance sheet. The Company will not record any additional losses from Spinnaker as the company has no further obligations to Spinnaker.

     On March 28, 2002, Spinnaker Industries (excluding Entoleter) was acquired by S P Acquisition LLC (an entity of WR Capital Partners) for $25.8 million. On March 26, 2002, an auction was held with a subsequent hearing on March 28, 2002 for the Bankruptcy Court which approved the sale of Entoleter to Welton, LLC for approximately $0.9 million plus certain assumed obligations.

     In each case, no return to equity holders is anticipated. Therefore, as a result, the Company anticipates eliminating its remaining interest in Spinnaker and its subsidiaries upon conclusion of the bankruptcy proceedings expected to occur in the third quarter of 2002. At that time, the $19,420,000 “loss in excess of investment” on the Company’s June 30, 2002 balance sheet will become a non-cash income item and increase shareholders’ equity. If this event would have occurred on June 30, 2002, the Company’s pro-forma equity would have been $11,805,000, not the reported deficit amount of ($7,615,000).

     On June 13, 2002, the Company acquired the remaining 25% interest in Lynch AMAV, LLC, a joint venture between Frank Haepe and Lynch International Holding Corporation, by paying $220,000, resulting in a $90,000 purchase price adjustment that is included in the Company’s balance sheet in Other Assets and is subject to amortization over the next two years.

     Pursuant to a plan of reorganization, the German-based AMAV location will be shutdown and its operations, as well as Mr. Haepe, will relocate to the Lynch Systems plant in Bainbridge, Georgia. As a result, the Company recorded $69,000 in severance costs in June, 2002 for the termination of six employees and believes that any future reorganization costs will be minimal and more than offset by savings accruing from closing the facility in Germany.

C.     Adoption of Accounting Pronouncements

     The Company does not have any indefinite-lived intangible assets; accordingly, the adoption of FAS 142 had no material impact during the three and six-month period ended June 30, 2002.

D.     Investments

     The following is a summary of available for-sale securities held by the Company (in Thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
June 30, 2002	Cost	Gains	Losses	Value

Equity Securities	$557	$118	—	$675

Total included in Investments				$675

E.     Inventories

     Inventories are stated at the lower of cost or market value. At June 30, 2002, inventories were valued by two methods: last-in, first-out (LIFO) — 53%, and first-in, first-out (FIFO) — 47%. At December 31, 2001, inventories were valued by the same two methods: LIFO – 58%, and FIFO — 42%.

	June 30,	December 31,
	2002	2001

	(In Thousands)
Raw materials	$1,471	$1,844
Work in process	2,218	2,003
Finished goods	1,301	1,413

Total Inventories	$4,990	$5,260

     Current costs exceed LIFO value of inventories by $1,027,000 and $991,000 respectively at June 30, 2002 and December 31, 2001.

F.     Indebtedness

     Lynch Systems, Inc. and M-tron Industries, Inc. maintain their own credit facilities. Lynch Systems’ facility is backed by an unsecured parent company guarantee. M-tron’s credit facility expired on May 31, 2002 and is under extension through August 31, 2002. Management is currently negotiating a new facility which is expected to close by August 31, 2002.

     In general, the credit facilities are secured by property, plant and equipment, inventory, receivables and common stock of certain subsidiaries and contain certain covenants restricting distributions to the Company.

     Notes payable to banks and long-term debt consists of:

	June 30,	December 31,
	2002	2001

Notes payable:
M-tron bank revolving loan at variable interest rates (4.5% at June 30, 2002), due August 31, 2002	$1,334	$1,086

Long-term debt:
M-tron term loan at variable interest rates (5.0% at June 30, 2002), due September, 2004	$1,082	$1,259
Lynch Systems term loan at a fixed interest rate of 8.0%, due August 2003	591	607
Other debt at a fixed rate of 8.0%	—	333

	1,673	2,199
Current maturities	(176)	(521)

	$1,497	$1,678

G.     Earnings Per Share and Stockholders’ Equity

     The Company’s basic and diluted earnings per share are equivalent as the Company has no dilutive securities at the present time because the options issued in May 2002 to purchase 228,000 shares of the Company’s common stock were anti-dilutive in the first half of 2002.

     On December 10, 2001, the Board of Directors approved, subject to shareholder approval at the May 2002 Annual Meeting, the 2001 Equity Incentive Plan and the issuance of up to 300,000 options to purchase shares of Company common stock to certain employees of the Company, of which 228,000 options were granted (subject to shareholder approval) at $17.50 per share on December 10, 2001. Although the grants were approved by the shareholders on May 2, 2002, the shares are not considered issued until exercised or in the money, neither event having transpired to-date. 180,000 of these options are fully vested, with the remaining options vesting quarterly over the next three years.

     On May 3, 2002, the stockholders approved an amendment to the Articles of Incorporation changing the Company’s authorized common stock from shares having no par value into shares having a par value of $0.01. The Company’s June 30, 2002 and December 31, 2001 balance sheets have been modified in accordance with this change.

H.     Other Comprehensive Loss

     Total comprehensive loss was $22,000 in the three months ended June 30, 2002, as opposed to a total comprehensive loss of $8,673,000 in the second quarter of 2001.

     Total comprehensive loss was $282,000 and $44,743,000 for the six months ended 6/30/02 and 6/30/01 respectively, including other comprehensive income of $32,000 in the first quarter of 2002 and $86,000 in the second quarter of 2002 resulting from gains on available for sale securities.

I.     Segment Information

     The Company has four reportable business segments. The largest is Spinnaker Coating’s adhesive backed label stock for labels and related applications. The second largest segment is Lynch Systems glass manufacturing equipment business. Frequency control devices (quartz crystals and oscillators) manufactured and sold by M-tron is the third segment. Entoleter (subsidiary of Spinnaker Industries, Inc.) manufactures and sells industrial process equipment and is the fourth segment. Spinnaker Coating and Entoleter results are shown only for the six month period ending June 30, 2001 pursuant to the “deconsolidation” of Spinnaker on September 30, 2001 (see Note B). All four businesses are located domestically.

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

I.     Segment Information (continued)

     Operating profit (loss) is equal to revenues less operating expenses, unallocated general corporate expenses, and restructuring charges. The Company allocates a portion of its general corporate expenses to its operation segments. Such allocation was $50,000 and $75,000 in the second quarter of 2002 and 2001, and $100,000 and $150,000 respectively in the first half of 2002 and 2001. Identifiable assets of each industry segment are the assets used by the segment in its operations excluding general corporate assets. General corporate assets are principally cash and cash equivalents, short-term investments and certain other investments and receivables.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(In Thousands)		(In Thousands)
Revenues
Adhesive-backed label stock	$—	$31,627	$—	$68,760
Glass manufacturing equipment	6,734	6,748	11,049	12,294
Frequency control devices	2,957	5,762	5,645	15,804
Industrial process equipment	—	1,216	—	2,043

Consolidated Total	$9,691	$45,353	$16,694	$98,901

EBITDA (after corporate allocation)
Adhesive-backed label stock	—	(3,520)	—	(3,778)
Glass manufacturing equipment	949	1,793	1,770	2,900
Frequency control devices	(535)	(640)	(1,170)	333
Industrial process equipment	—	98	—	(9)
Corporate manufacturing expense	—	(482)	—	(807)

Total manufacturing	414	(2,751)	600	(1,361)

Corporate expenses, net	(297)	(174)	(574)	(485)
Restructuring charge – Spinnaker	—	(878)	—	(1,309)

Consolidated Total	$117	$(3,803)	$26	$(3,155)

Operating Profit (Loss)
Adhesive-backed label stock	$—	$(4,506)	$—	$(6,082)
Glass manufacturing equipment	854	1,688	1,580	2,691
Frequency control devices	(700)	(832)	(1,499)	(40)
Industrial process equipment	—	65	—	(75)
Corporate manufacturing expense	—	(457)	—	(757)

Total manufacturing	$154	$(4,042)	$81	$(4,263)

Unallocated Corporate expenses	(347)	(251)	(674)	(639)
Restructuring charge – Spinnaker	—	(1,577)	—	(38,061)

Consolidated Total	$(193)	$(5,870)	$(593)	$(42,963)

Depreciation and Amortization
Adhesive-backed label stock	$—	$986	$—	$2,304
Glass manufacturing equipment	120	130	240	259
Frequency control devices	190	217	379	423
Industrial process equipment	—	33	—	66
Corporate manufacturing expenses	—	2	—	4

Consolidated Total	$310	$1,368	$619	$3,056

Capital Expenditures
Adhesive-backed label stock	$—	$70	$—	$270
Glass manufacturing equipment	32	65	41	118
Frequency control devices	74	55	101	363

I.     Segment Information (continued)

	Three Months Ended		Six Months Ended
	March 31		June 30

	2002	2001	2002	2001

	(In Thousands)		(In Thousands)

Industrial process equipment	—	25	—	25

Consolidated Total	$106	$215	$142	$776

Total Assets
Adhesive-backed label stock	$—	$—	$—	$67,549
Glass manufacturing equipment	—	—	22,181	16,715
Frequency control devices	—	—	7,233	12,136
Industrial process equipment	—	—	—	2,435
General Corporate	—	—	1,477	2,826

Consolidated Total	$—	$—	$30,891	$101,661

Total operating profit of reporting segments	$(193)	$(5,870)	$(593)	$(42,963)
Other profit or loss:
Investment income	24	138	63	317
Interest expense	(52)	(2,533)	(92)	(5,237)

Loss before income taxes and minority interests	$(221)	$(8,265)	$(622)	$(47,883)

J.     Asset Impairment and Restructuring Charges

     Prior to the deconsolidation of Spinnaker on September 30, 2001 (see Note B), the Company recognized certain restructuring charges in the first quarter and second quarter of 2001 related to Spinnaker of $36.5 million and $1.6 million respectively. $36.8 million of the $38.1 million six month total was a non-cash charge. The charges resulted from (a) the write-down to estimated fair market value of fixed assets to be taken out of service and held for sale or disposal; (b) impairment of goodwill associated with the acquisition of Coating — Maine in 1998; and (c) severance and related costs.

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

     Therefore, as a result, the Company anticipates eliminating its remaining interest in Spinnaker and its subsidiaries upon conclusion of the bankruptcy proceedings now not expected to occur until the third quarter of 2002 due to delays in filing with the court caused by a dispute between the service providers and creditors committee. At that time, the $19,420,000 “loss in excess of investment” on the Company’s June 30, 2002 balance sheet will become a non-cash income item and increase shareholders’ equity. If this event would have occurred on June 30, 2002, the Company’s pro-forma equity would have been $11,805,000, not the reported deficit amount of ($7,615,000).

L.     Commitments and Contingencies

     In the normal course of business, subsidiaries of the Company are defendants in certain product liability, worker claims and other litigation in which the amounts being sought may exceed insurance coverage levels. The resolution of these matters is not expected to have a material effect on the Company’s financial condition or operations.

     The Company, Lynch Interactive Corporation (“Interactive”), and several other parties have been named as defendants in a lawsuit brought under the so-called “qui tam” provisions of the federal False Claims Act in the United States District Court for the District of Columbia. The complaint was filed under seal with the court on February 14, 2001, and the seal was lifted on January 11, 2002. The Company was formally served with the complaint on July 9, 2002. The Company has until September 5, 2002 to answer, move to dismiss, or otherwise respond to the complaint. The main allegation in the case is that the defendants participated in the creation of “sham” bidding entities that allegedly defrauded the federal Treasury by improperly participating in Federal Communications Commission spectrum auctions restricted to small businesses, as well as obtaining bidding credits in other spectrum auctions allocated to “small” and “very small” businesses. The lawsuit seeks to recover an unspecified amount of damages, which would be subject to mandatory trebling under the statute.

     The U.S. Department of Justice has notified the court that it has declined to intervene in the case. The defendants strongly believe that the lawsuit is completely without merit and intend to defend the suit vigorously. Furthermore, the Company believes that, under the separation agreement between the Company and Interactive pursuant to which Interactive was spun-off to the Company’s shareholders on September 1, 1999, Interactive would be obligated to indemnify the Company for any losses or damages incurred by the Company as a result of this lawsuit. Nevertheless, the Company cannot predict the ultimate outcome of the litigation nor can the Company predict the effect that the lawsuit or its outcome will have on the Company’s business or plan of operation.

     On or about June 26, 2001, in anticipation of the July 15, 2001 closure of Spinnaker’s Westbrook, Maine facility, Plaintiff PACE Local 1-1069 filed a three count complaint in Cumberland County Superior Court, CV-2001-00352 naming the following defendants: Spinnaker Industries, Inc., Spinnaker Coating, Inc., and Spinnaker Coating-Maine, Inc. (collectively, the “Spinnaker Entities”) and Lynch. The complaint alleged that under Maine’s Severance Pay Act both the Spinnaker Entities and Lynch would be liable to pay approximately $1,166,000 severance pay under Maine’s Severance Pay Act in connection with the plant closure. The Defendants filed a notice of removal, thereby creating United States District Court Civil Action C.V. No. 01-236. The case was remanded to state court. The Spinnaker Entities also filed a separate complaint challenging the constitutionality of the Maine Severance Pay Act, United States District Court Civil Action 01-232. Thereafter, when the Spinnaker Defendants filed for relief under Chapter 11 of the Bankruptcy Code, they filed a second notice of removal, creating United States District Court for the District of Maine case number C.V. No. 02-7. Upon entry of an order confirming automatic reference, the C.V. No. 02-7 was referred to the United States Bankruptcy Court, District of Maine, and assigned Adv. Pro. No. 02-2007. This litigation was resolved as follows:

i)	To the extent the United States District Court Civil Action No. 01-236 and 02-7 had not already been closed, the parties agreed to, as necessary, stipulations of dismissal disposing of those actions.

ii)	The Spinnaker Entities stipulated to dismissal with prejudice, without costs, of United States District Court Civil Action No. 01-232;

iii)	In Adv. Pro. No. 02-2007, Count I of the Plaintiff’s complaint was dismissed with prejudice and without costs to the party.

iv)	In Adv. Pro. No. 02-2007 Count III of the Plaintiff’s complaint was dismissed without prejudice and without costs to any party;

v)	In Adv. Pro. No. 02-2007 Count II of the Plaintiff’s complaint was remanded to Cumberland County Superior Court, without costs and attorneys fees to any party. In consenting to remand, Lynch agreed that it would not challenge the subject matter jurisdiction of the Cumberland County Superior Court to conduct the trial and would not attempt to remove or otherwise invoke the jurisdiction of the federal court (except for appelate review to the extent permitted under applicable law), so long as the Plaintiff does not amend the complaint. Now Plaintiff’s case will proceed against Lynch in Cumberland County Superior Court in Maine on the issue of whether Lynch has liability to Plaintiff’s under the Maine Severance Pay Act.

vi)	Lynch believes that, in addition to other defenses, it is not subject to the Maine Severance Pay Act, as now in effect, and will move for summary judgment. At this time, management is unable to assess the prospects for a favorable summary judgment decision, but firmly believes that, under current law, the resolution of this case will not have a material adverse effect on the Registrant’s consolidated financial condition or operations.

M.     Accrued Liabilities

     The components of accrued liabilities are as follows:

	June 30,	December 31,
	2002	2001

Warranty Reserves	$1,636,000	$1,528,000
Commissions Payable	1,301,000	786,000
Accrued Compensation Expense	1,017,000	1,210,000
Tax Accruals	1,084,000	816,000
Other	1,063,000	1,856,000

	$6,101,000	$6,196,000

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Second Quarter 2002 and Six Months 2002 Compared to 2001 (including Results of Spinnaker for the six months ended June 30, 2001)

     Effective September 30, 2001, the Company’s ownership and voting interest of Spinnaker Industries, Inc. was reduced to 41.8% and 49.5% respectively, due to the disposition of shares of Spinnaker. As a result, effective September 30, 2001, the Company relinquished control of Spinnaker and has deconsolidated Spinnaker and will prospectively account for its ownership of Spinnaker using the equity method of accounting. See Note B – “Basis of Presentation” included elsewhere herein. Accordingly, Spinnaker results of operations will only be included for nine months in 2001.

Sales and Revenues/Gross Margin

     Revenues for the second quarter of 2002 decreased from $45.4 million to $9.7 million due mainly to the previously described deconsolidation of Spinnaker. Accordingly, Spinnaker’s net sales for the quarter ended June 30, 2001 of $32.8 million represented 72 percent of the quarter over quarter unfavorable revenue variance. Six months 2002 sales of $16.7 million were $82.2 million below the first six months of 2001 with the deconsolidation of Spinnaker accounting for $70.8 million of the reduction.

     Second quarter 2002 gross margin as a percent of revenues improved to 29.1% from 1.5% in the second quarter of 2001 due mainly to the deconsolidation of Spinnaker. Spinnaker’s gross margin as a percentage of revenues for the three months ended June 30, 2001 was negative 8.7% as a result of higher material costs, inventory write-down, selling price erosion, and reduced sales.

     Revenues at M-tron decreased by $2.8 million or 48.7% to $3.0 million for the second quarter of 2002 due to the continuation of weak demand from the infrastructure segment of the telecommunications industry which is still working through the overcapacity caused by the Internet bubble. This dramatic reduction in market demand resulted in a $10.2 million revenue decline or 64.3% in the first six months of 2002.

     Lynch Systems’ second quarter 2002 revenue of $6.7 million was equal to the corresponding 2001 period. Six month 2002 revenue of $11.0 million was $1.2 million or 9.3% less than the first six months of 2001. Although glass machine sales were up by $3.0 million, reduced volume in Lynch AMAV (Germany) of $2.1 million and $1.2 million less repair part sales resulted in a net revenue decline. New orders for glass press machines by television set producers have been weak causing the year over year revenue shortfall and resulting in a significant drop in backlog to $4.1 million at June 30, 2002 in comparison to a $15.5 million backlog last June and $12.0 million at December 31, 2001.

     M-tron’s gross margin as a percentage of net sales for the second quarter of 2002 was up slightly by 1.5% to 11.2% from the same period of 2001 because second quarter 2001 margin was impaired 6.5% by a $374,000 inventory write-off caused by customer order cancellations. The previously described sales decline of 64.3% in the first half of 2002 caused the significant reduction in six month gross margin to 9.6% from 19.4%.

     Lynch Systems’ gross margin as a percentage of net sales for the first half of 2002 was 40.0%, virtually equal to the 40.9% margin in the same period of 2001. Second quarter 2002 gross margin of 37.0% was 7.4% below second quarter 2001 due mainly to less higher margin repair parts sales.

Operating Loss

     Operating loss for the second quarter 2002 was $0.2 million compared to the second quarter 2001 operating loss of $5.9 million, or a positive swing of $5.7 million. Six months 2002 operating loss of $0.6 million was $42.4 million less than six months of 2001.

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

     Accordingly, the Company’s second quarter 2001 and six months 2001 include the operating results of Spinnaker. Spinnaker’s loss from operations for the three months ended June 30, 2001 was $6.5 million including an impairment charge of $5.1 million associated with the closing of the Coating – Maine facility. Spinnaker’s six month 2001 loss of $45.0 million included impairment and restructuring charges of $41.5 million. Spinnaker’s 2001 six month loss from continuing operations was $3.4 million, reflecting lower margins caused by lower prices, less volume, and higher materials costs.

     For the second quarter of 2002, M-tron had an operating loss of $0.7 million compared to an operating loss of $0.8 million in the second quarter of 2001. The six month 2002 operating loss of $1.5 million was due mainly to the dramatically decreased sales volumes mentioned above. In spite of a 37 percent reduction in head count since last June, (14% this past quarter,) a further curtailment in hours worked and salary reductions, M-tron could not compensate for the 64 percent reduction in volume and lower selling prices.

     For the 2002 second quarter, Lynch Systems had an operating profit of $0.9 million compared to an operating profit of $1.7 million in the second quarter of 2001. Six months 2002 operating profit of $1.6 million was $1.1 million less than the same period last year due to $1.2 million lower sales, one point less gross profit due to product mix, and $0.5 million higher commissions attributable to more glass machine sales.

$1.1 million less than the same period last year due to $1.2 million lower sales, one point less gross profit due to product mix, and $0.5 million higher commissions attributable to more glass machine sales.

     For the second quarter of 2002, Lynch’s corporate headquarters incurred unallocated expenses of $0.3 million, bringing the six month total to $0.6 million, the same as 2001. As a result, the Company’s second quarter 2002 operating loss was $0.2 million as compared to a second quarter 2001 operating profit (excluding Spinnaker) of $0.6 million. Six month 2002 and 2001 operating profit (loss) after corporate expenses (excluding Spinnaker) were ($0.6) million and $2.0 million respectively.

Other Income (Expense), Net

     Investment income decreased $114,000 for the three months ended June 30 and $254,000 for the six month period of 2002 due to the deconsolidation of Spinnaker, which accounted for $66,000 of second quarter 2001 and $240,000 of six month 2001 investment income.

     Interest expense of $52,000 for the second quarter 2002 and $92,000 through June represents improvements of $2,481,000 and $5,145,000 due to deconsolidating Spinnaker, which was included in 2001 interest expense, in the amounts of $2,458,000 and $5,067,000 respectively.

Tax Benefit (Provision)

     The income tax benefit (provision) includes federal, as well as state, local, and foreign taxes. The second quarter 2002 and six month net tax benefit is the result of operating losses expected to be recovered through carry-back to prior periods.

Minority Interest

     On June 13, 2002, the Company acquired the remaining 25% interest in Lynch AMAV, LLC, a joint venture between Frank Haepe and Lynch International Holding Corporation, by paying $220,000, resulting in a $90,000 purchase price adjustment that is included in the Company’s balance sheet in Other Assets and is subject to amortization over the next two years.

     Pursuant to a plan of reorganization, the German-based AMAV location will be shutdown and its operations, as well as Mr. Haepe, will relocate to the Lynch Systems plant in Bainbridge, Georgia. As a result, the Company recorded $69,000 in severance costs in June, 2002 for the termination of six employees and believes that any future reorganization costs will be minimal and more than offset by savings accruing from closing the facility in Germany.

     Minority interests contributed $4.0 million to six month 2001 net income as the result of the absorption of Spinnaker’s losses by minority interests to the extent of their investment.

Net Loss

     Net loss for the second quarter of 2002 was $0.1 million compared to a net loss of $8.7 million in the quarter ending June 30, 2001. The $8.6 million positive swing is primarily due to the deconsolidation of Spinnaker which had accounted for a loss of $8.9 million in second quarter 2001. Fully diluted second quarter 2002 loss per share was $0.07 compared to a loss of $5.74 per share in second quarter 2002. Six month 2002 net loss was $0.4 million or ($0.27) per share compared to a six month 2001 loss of $44.7 million or ($29.63) per share. Absent Spinnaker, second quarter 2001 net income was $0.2 million or $0.13 per share and six month 2001 net income was $0.9 million or $0.62 per share.

Backlog/New Orders

     Total backlog of manufactured products (excluding Spinnaker in both years) at June 30, 2002 was $6.2 million, a reduction of $7.2 million from the backlog at December 31, 2001, and $11.9 million less than the balance at June 30, 2001. Decreased purchases by infrastructure suppliers to the telecommunications industry which started in March of 2001 continue to depress M-tron’s backlog. Lynch Systems’ backlog is also down substantially from last June due to the timing of large glass machine orders. Quotations activity remains strong with over $73,000,000 of quotes generated by Lynch Systems in the first half of this year of which $40 million is still outstanding.

Financial Condition – Excluding Spinnaker

     The discussion below excludes the impact of Spinnaker, which was deconsolidated at September 30, 2001 as discussed in Note B to the condensed consolidated financial statements included elsewhere herein. Thus, the discussion below reflects liquidity and capital resource matters for the Company’s remaining consolidated subsidiaries at June 30, 2002.

     At June 30, 2002, the Company has current assets of $25.3 million and current liabilities of $15.7 million. Working capital was therefore $9.6 million as compared to $9.6 million at December 31, 2001 and $9.4 million at June 30, 2001. The ratio of current assets to current liabilities was 1.61 to 1.00 at June 30, 2002; 1.59 to 1.00 at December 31, 2001; and 1.60 to 1.00 ratio at June 30, 2001.

     Cash provided by operating activities was approximately $0.8 million in first half of 2002 compared to cash provided of approximately $3.5 million in the first half of 2001. The year over year unfavorable change in operational cash flow was mainly the result of $1.3 million less net profits and a $1.3 million difference in cash provided in working capital. Capital expenditures were $142,000 in second half 2002 compared to $452,000 in the period ending June 30, 2001.

     Total debt of $3.0 million at June 30, 2002 was $0.3 million less than the amount outstanding at December 31, 2001 and $1.3 million less than the debt at June 30, 2001. The year over year reduction in debt is primarily due to reductions in the revolving credit loans. Debt outstanding at June 31, 2002 included $591 thousand of fixed interest rate debt at an 8.0% interest rate, and $2.4 million of variable interest rate debt at a June 30, 2002 average rate of 4.7%.

     Lynch Systems finalized a new loan agreement with SunTrust Bank on May 30, 2002, effective June 10, 2002. This incumbent lender has provided a $7 million line-of-credit which can be used entirely for stand-by Letters of Credit or up to $2 million for domestic revolving credit to finance working capital within the $7 million line. The new credit line has a May 30, 2003 maturity date, standard extension terms, and includes an unsecured parent company guaranty.

     M-tron’s revolving credit expired May 31, 2002. The Company’s long-time lender, First National Bank of Omaha, extended the credit for three months pending finalizing a new agreement. A parent company cash infusion of $500,000 to M-tron and a $1 million parent company Letter of Credit may be necessary to obtain the new credit line that is expected to close by August 31, 2002.

     The Company does not at present have credit facilities at the parent company level. The Company believes that existing cash and cash equivalents, cash generated from operations and available borrowings under its subsidiaries lines of credit will be sufficient to meet its on-going working capital and capital expenditure requirements for the foreseeable future.

Adoption of Accounting Pronouncements

     The Company does not have any indefinite-lived intangible assets; accordingly the adoption of FAS 142 had no material impact during the first half of 2002.

Market Risk

     The Company is exposed to market risk relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amounts of interest earned on the Company’s cash equivalents and short-term investments (approximately $9.2 million at June 30, 2002). The Company generally finances the debt portion of the acquisition of long-term assets with fixed rate, long-term debt. The Company generally maintains the majority of its debt in nature by borrowing on a fixed long-term basis. The Company does not use derivative financial instruments for trading or speculative purposes. Management does not foresee any significant changes in the strategies used to manage interest rate risk in the near future, although the strategies may be reevaluated as market conditions dictate. There has been no significant change in market risk since June 30, 2002.

     At June 30, 2002, approximately $2.4 million of the Company’s debt bears interest at variable rates. Accordingly, the Company’s earnings and cash flows are only slightly affected by changes in interest rates. Assuming the current level of borrowings for variable rate debt, and assuming a two percentage point increase in the 2002 average interest rate, it is estimated that the Company’s annual interest expense would change by less than $0.1 million.

Risk Factors

     Certain subsidiaries and business segments of the Company sell to industries that are subject to cyclical economic changes. Any downturns in the economic environment would have a financial impact on the Company and its consolidated subsidiaries and may cause the reported financial information herein not to be indicative of future operating results, financial condition, or cash flow.

     Future activities and operating results may be adversely affected by fluctuating demand for capital goods such as large glass presses, delay in the recovery of demand for components used by telecommunications infrastructure manufacturers, disruption of foreign economies and the inability to renew or obtain new financing for expiring loans.

Forward Looking Information

     Included in this Management Discussion and Analysis of financial Condition and Results of Operations are certain forward looking financial and other information including, without limitation, matters relating to “Risks”. It should be recognized that such information are projections, estimates or forecasts based on various assumptions including, without limitation, meeting its assumptions regarding expected operating performance and other matters specifically set forth, as well as the expected performance of the economy as it impacts the Company’s businesses, government and regulatory actions and approvals, and tax consequences, and the risk factors and cautionary statements set forth in reports filed by the Company and Spinnaker with the Securities and Exchange Commission. As a result, such information is subject to uncertainties, risks and inaccuracies, which could be material.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

See “Market Risk” under Item 2 above.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The Company, Lynch Interactive Corporation (“Interactive”), and several other parties have been named as defendants in a lawsuit brought under the so-called “qui tam” provisions of the federal False Claims Act in the United States District Court for the District of Columbia. The complaint was filed under seal with the court on February 14, 2001, and the seal was lifted on January 11, 2002. The Company was formally served with the complaint on July 9, 2002. The Company has until September 5, 2002 to answer, move to dismiss, or otherwise respond to the complaint. The main allegation in the case is that the defendants participated in the creation of “sham” bidding entities that allegedly defrauded the federal Treasury by improperly participating in Federal Communications Commission spectrum auctions restricted to small businesses, as well as obtaining bidding credits in other spectrum auctions allocated to “small” and “very small” businesses. The lawsuit seeks to recover an unspecified amount of damages, which would be subject to mandatory trebling under the statute.

     The U.S. Department of Justice has notified the court that it has declined to intervene in the case. The defendants strongly believe that the lawsuit is completely without merit and intend to defend the suit vigorously. Furthermore, the Company believes that, under the separation agreement between the Company and Interactive pursuant to which Interactive was spun-off to the Company’s shareholders on September 1, 1999, Interactive would be obligated to indemnify the Company for any losses or damages incurred by the Company as a result of this lawsuit. Nevertheless, the Company cannot predict the ultimate outcome of the litigation nor can the Company predict the effect that the lawsuit or its outcome will have on the Company’s business or plan of operation.

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

99.1 Officer’s Certification.

(b)	Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYNCH CORPORATION (Registrant)

By: /s/ Raymond H. Keller

Raymond H. Keller Chief Financial Officer

August 12, 2002