Form 10-Q
period 2002-09-30
LYNCH CORP
filed 2002-11-05
CIK 61004

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
           ACT OF 1934

For the quarterly period ended September 30, 2002

or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE
          ACT OF 1934

For the transition period from _________________   to  ___________________

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

Yes   X      No

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.

Class	Outstanding at November 1, 2002

Common Stock, $0.01 par value	1,497,883

INDEX

LYNCH CORPORATION AND SUBSIDIARIES

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets:
- September 30, 2002
- December 31, 2001

Condensed Consolidated Statements of Operations:
- Three months ended September 30, 2002 and 2001
- Nine months ended September 30, 2002 and 2001

Condensed Consolidated Statements of Cash Flows:
- Nine months ended September 30, 2002 and 2001

Notes to Condensed Consolidated Financial Statements:

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

Part 1 — FINANCIAL INFORMATION -
Item 1 — Financial Statements

LYNCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

	September 30,	December 31,
	2002	2001
	(unaudited)	(A)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,360	$4,247
Restricted cash	1,125	4,703
Investments-marketable securities	667	—
Trade accounts receivables, less allowances of $91 and $118	3,064	9,818
Inventories	4,932	5,260
Deferred income taxes	988	988
Prepaid expense	410	606

TOTAL CURRENT ASSETS	19,546	25,622
PROPERTY, PLANT AND EQUIPMENT
Land	291	291
Buildings and improvements	4,197	4,158
Machinery and equipment	11,716	11,949

	16,204	16,398
Less: accumulated depreciation	(11,346)	(10,942)

	4,858	5,456

OTHER ASSETS	474	537

TOTAL ASSETS	$24,878	$31,615

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Notes payable to banks	$1,789	$1,086
Trade accounts payable	583	1,717
Accrued liabilities (Note M)	6,131	5,966
Customer advances	1,210	6,781
Current maturities of long-term debt	177	521

TOTAL CURRENT LIABILITIES	9,890	16,071

LONG TERM DEBT	1,461	1,678
DEFERRED INCOME TAXES	578	578
OTHER LONG TERM LIABILITIES	1,305	1,319

TOTAL LIABILITIES	13,234	19,646

LOSS IN EXCESS OF INVESTMENT (Note B)	—	19,420

COMMITMENTS AND CONTINGENCIES (Note L)

SHAREHOLDERS’ EQUITY (DEFICIT)
COMMON STOCK PAR $00.01 VALUE – 10,000,000 SHARES AUTHORIZED 1,513,191 SHARES ISSUED; 1,497,883 SHARES OUTSTANDING	15	15
ADDITIONAL PAID-IN CAPITAL	15,645	15,527
ACCUMULATED DEFICIT	(3,666)	(22,533)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	108	(2)
TREASURY STOCK OF 15,308 SHARES, AT COST	(458)	(458)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	11,644	(7,451)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$24,878	$31,615

(A)	The Balance Sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes

     Effective September 30, 2001, the Company’s ownership and voting interest of Spinnaker Industries, Inc. was reduced to 41.8% and 49.5%, respectively, due to the disposition of shares of Spinnaker. As a result, effective September 30, 2001, the Company relinquished control of Spinnaker and has deconsolidated Spinnaker. On September 23, 2002, the Company disposed of its remaining interest in Spinnaker. See Note B.

PART I – FINANCIAL INFORMATION
Item 1 — Financial Statements

LYNCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

SALES AND REVENUES	$5,040	$31,982	$21,734	$130,883

Costs and expenses:
Manufacturing cost of sales	3,962	29,321	15,687	122,535
Selling and administrative	2,302	5,477	7,864	16,066
Asset impairment and restructuring charges – Spinnaker	—	211	—	38,272
Gain on deconsolidation (Note B)	19,420	27,406	19,420	27,406

OPERATING PROFIT (LOSS)	18,196	24,379	17,603	(18,584)

Other income (expense):
Investment Income	32	194	95	591
Interest Expense	(48)	(2,353)	(140)	(7,590)
Other Expense	(63)	(111)	(63)	(191)

	(79)	(2,270)	(108)	(7,190)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTERESTS	18,117	22,109	17,495	(25,774)

Benefit from income taxes (Note N)	1,150	950	1,372	82
Minority interests	—	23	—	4,031

NET INCOME (LOSS)	$19,267	$23,082	$18,867	$(21,661)

Weighted average shares outstanding	1,497,900	1,503,100	1,497,900	1,507,800

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$12.86	$15.36	$12.59	$(14.36)

See accompanying notes

Effective September 30, 2001, the Company’s ownership and voting interest of Spinnaker Industries, Inc. was reduced to 41.8% and 49.5%, respectively, due to the disposition of shares of Spinnaker. As a result, effective September 30, 2001, the Company relinquished control of Spinnaker and has deconsolidated Spinnaker. On September 23, 2002, the Company disposed of its remaining interest in Spinnaker. See Note B.

PART I – FINANCIAL INFORMATION
ITEM 1 – Financial Statements

LYNCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	September 30,

	2002	2001

OPERATING ACTIVITIES
Net income (loss)	$18,867	$(21,661)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on deconsolidation	(19,420)	(27,406)
Loss on donation of shares	—	366
Asset impairment and restructuring charges	—	38,272
Depreciation	779	4,013
Amortization of goodwill and other assets	153	228
Amortization of deferred financing charges	—	703
Deferred taxes	—	516
Minority interests	—	(4,031)
Other	—	761
Changes in operating assets and liabilities:
Receivables	6,754	15,230
Inventories	328	11,867
Accounts payable and accrued liabilities	(6,778)	(15,202)
Other Assets/Liabilities	196	(205)

Net cash provided by operating activities of continuing operations	879	3,451

INVESTING ACTIVITIES
Acquisition of minority interest	(220)	—
Capital expenditures	(227)	(1,077)
Equipment disposals	46	—
Restricted cash	3,578	6,500
Reduction in cash due to deconsolidation	—	(5,728)
Purchases of available-for-sale securities	(305)	—

Net cash provided by (used in) investing activities of continuing operations	2,872	(305)

FINANCING ACTIVITIES
Net borrowings (repayments) of notes payable	703	(6,627)
Repayment of long-term debt	(341)	(370)
Proceeds of long-term debt	—	929

Net cash provided by (used in) financing activities of continuing operations	362	(6,068)

Net increase (decrease) in cash and cash equivalents	4,113	(2,922)
Cash and cash equivalents at beginning of period	4,247	10,543

Cash and cash equivalents at end of period	$8,360	$7,621

See accompanying notes

     Effective September 30, 2001, the Company’s ownership and voting interest of Spinnaker Industries, Inc. was reduced to 41.8% and 49.5%, respectively, due to the disposition of shares of Spinnaker. As a result, effective September 30, 2001, the Company relinquished control of Spinnaker and has deconsolidated Spinnaker. On September 23, 2002, the Company disposed of its remaining interest in Spinnaker. See Note B.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.  Subsidiaries of the Registrant

As of September 30, 2002, the Subsidiaries of the Registrant are as follows:

Owned By Lynch

Lynch Display Technologies, Inc. Lynch Systems, Inc. Lynch International Holding Corporation Lynch-AMAV LLC M-tron Industries, Inc. M-tron Industries, Ltd.	100.0% 100.0% 100.0% 100.0% 100.0% 100.0%

B.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

     Accordingly, the Company’s nine month 2002 results of operations do not include the operating results of Spinnaker and the balance sheet at September 30, 2002 and December 31, 2001 does not contain the assets and liabilities of Spinnaker. The deconsolidation had resulted in a non-cash gain of $27,406,000 being recorded on September 30, 2001 to reduce the Company’s negative investment in Spinnaker to $19,420,000, which represented the Company’s interest in Spinnaker’s accumulated deficit at the date of deconsolidation. This remaining interest that represented losses in excess of investment was recorded as a deferred credit on the Company’s balance sheet.

     Lynch determined that the Spinnaker shares were worthless as a result of Spinnaker’s on-going reorganization under Chapter 11 of the bankruptcy code. Therefore, on September 23, 2002, Lynch transferred all of its’ remaining shareholdings in Spinnaker Industries, Inc. to a New York brokerage firm for $1.00 consideration. As a result of this transfer of shares, the $19,420,000 “loss in excess of investment” was recognized in the income statement as a non-cash operating income item.

     Note that certain reclassifications have been made to the September 30, 2001 and December 31, 2001 financial statements to conform with the current year presentation.

C.  Adoption of Accounting Pronouncements

     The Company does not have any indefinite-lived intangible assets; accordingly, the adoption of FAS 142 had no material impact during the three and nine-month periods ended September 30, 2002.

D.  Investments

     The following is a summary of available for-sale securities held by the Company (in thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
September 30, 2002	Cost	Gains	Losses	Value
Equity Securities	$557	$110	—	$667

Total included in Investments				$667

E.  Inventories

     Inventories are stated at the lower of cost or market value. At September 30, 2002, inventories were valued by two methods: last-in, first-out (LIFO) – 51%, and first-in, first-out (FIFO) – 49%. At December 31, 2001, inventories were valued by the same two methods: LIFO – 58%, and FIFO — 42%.

	September 30,	December 31,
	2002	2001

	(In Thousands)
Raw materials	$1,103	$1,844
Work in process	2,508	2,003
Finished goods	1,321	1,413

Total Inventories	$4,932	$5,260

     Current costs exceed LIFO value of inventories by $1,045,000 and $991,000 respectively at September 30, 2002 and December 31, 2001.

F.  Indebtedness

     Lynch Systems, Inc. and M-tron Industries, Inc. maintain their own credit facilities. Lynch Systems’ facility is backed by an unsecured parent company guarantee. M-tron’s revolving credit agreement was renewed on August 31, 2002 with an April 30, 2003 maturity date. M-tron’s facility is backed by a $1 million Letter of Credit issued by Fleet Bank to First National Bank of Omaha that is secured by the Company’s $1.1 million deposit in a Fleet Treasury Fixed Income Fund and a parent cash infusion of $500,000.

     In general, the credit facilities are secured by property, plant and equipment, inventory, receivables and common stock of certain subsidiaries and contain certain covenants restricting distributions to the Company.

     Notes payable to banks and long-term debt consists of:

	September 30,	December 31,
	2002	2001

Notes payable:
M-tron bank revolving loan at variable interest rates (5.0% at September 30, 2002), due April 30, 2003	$1,789	$1,086

Long-term debt:
M-tron term loan at variable interest rates (5.0% at September 30, 2002), due September, 2004	$1,055	$1,259
Lynch Systems term loan at a fixed interest rate of 8.0%, due August 2003	583	607
Other debt at a fixed rate of 8.0%	—	333

	1,638	2,199
Current maturities	(177)	(521)

	$1,461	$1,678

G.  Earnings Per Share and Stockholders’ Equity

     The Company’s basic and diluted earnings per share are equivalent as the Company has no dilutive securities at the present time because the options issued in May 2002 to purchase 228,000 shares of the Company’s common stock were anti-dilutive throughout 2002.

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

     On May 2, 2002, the stockholders approved an amendment to the Articles of Incorporation changing the Company’s authorized common stock from shares having no par value into shares having a par value of $0.01. The Company’s September 30, 2002 and December 31, 2001 balance sheets have been modified in accordance with this change.

H.  Other Comprehensive Income (Loss)

     Total comprehensive income was $19,259,000 for the three months ended September 30, 2002, as opposed to a total comprehensive income of $23,082,000 in the third quarter of 2001.

     Total comprehensive income was $18,977,000 in the nine months ended 9/30/02 and a loss of ($21,661,000) at 9/30/01. Other comprehensive income, which resulted from gains on available for sale securities, was $110,000 through September 30, 2002 including an $8,000 loss in the third quarter.

I.  Segment Information

     The Company has two reportable business segments in 2002. The largest segment is Lynch Systems, a glass manufacturing equipment business. Frequency control devices (quartz crystals and oscillators) manufactured and sold by M-tron is the second segment. Spinnaker Coating and Entoleter results are shown only for the nine month period ending September 30, 2001 pursuant to the “deconsolidation” of Spinnaker on September 30, 2001 (see Note B). The businesses are located domestically.

     EBITDA (after corporate allocation) is equal to operating profit before interest, taxes, depreciation, amortization, and cash restructuring charges. EBITDA is presented because it is a widely accepted financial indicator of value and ability to incur and service debt. EBITDA is not a substitute for operating income or cash flows from operating activities in accordance with generally accepted accounting principles.

     Operating profit (loss) is equal to revenues less operating expenses, unallocated general corporate expenses, gains on the disposition of Spinnaker, and restructuring charges. The Company allocates a portion of its general corporate expenses to its operation segments. Such allocation was $50,000 and $75,000 in the third quarter of 2002 and 2001, and $150,000 and $225,000 respectively in the nine months of 2002 and 2001. Identifiable assets of each industry segment are the assets used by the segment in its operations excluding general corporate assets. General corporate assets are principally cash and cash equivalents, short-term investments and certain other investments and receivables.

I.  Segment Information (continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(In Thousands)		(In Thousands)

Revenues
Adhesive-backed label stock	$—	$21,403	$—	$90,163
Glass manufacturing equipment	2,226	6,353	13,275	18,647
Frequency control devices	2,814	2,999	8,459	18,803
Industrial process equipment	—	1,227	—	3,270

Consolidated Total	$5,040	$31,982	$21,734	$130,883

EBITDA (after corporate allocation)
Adhesive-backed label stock	$—	$(981)	$—	$(4,755)
Glass manufacturing equipment	(207)	858	1,563	3,761
Frequency control devices	(357)	(794)	(1,527)	(461)
Industrial process equipment	—	85	—	77
Corporate manufacturing expense	—	(333)	—	(1,140)

Total manufacturing	(564)	(1,165)	36	(2,518)

Corporate expenses, net	(347)	(108)	(921)	(593)
Restructuring charge – Spinnaker	—	(211)	—	(1,520)

Consolidated Total	$(911)	$(1,484)	$(885)	$(4,631)

Operating Profit (Loss)
Adhesive-backed label stock	$—	$(1,778)	$—	$(7,860)
Glass manufacturing equipment	(303)	757	1,277	3,447
Frequency control devices	(524)	(988)	(2,023)	(1,028)
Industrial process equipment	—	52	—	(22)
Corporate manufacturing expense	—	(308)	—	(1,065)

Total manufacturing	$(827)	$(2,265)	$(746)	$(6,528)

Unallocated Corporate expenses	(397)	(551)	(1,071)	(1,190)
Restructuring charge – Spinnaker	—	(211)	—	(38,272)
Gain on deconsolidation of Spinnaker	19,420	27,406	19,420	27,406

Consolidated Total	$18,196	$24,379	$17,603	$(18,584)

Depreciation and Amortization
Adhesive-backed label stock	$—	$797	$—	$3,105
Glass manufacturing equipment	121	126	361	389
Frequency control devices	192	219	571	642
Industrial process equipment	—	33	—	99
Corporate manufacturing expenses	—	2	—	6

Consolidated Total	$313	$1,177	$932	$4,241

Capital Expenditures
Adhesive-backed label stock	$—	$163	$—	$433
Glass manufacturing equipment	48	121	89	239
Frequency control devices	37	17	138	380
Industrial process equipment	—	—	—	25

Consolidated Total	$85	$301	$227	$1,077

I.  Segment Information (continued)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

	(In Thousands)		(In Thousands)

Total Assets
Adhesive-backed label stock	$—	$—	$—	$—
Glass manufacturing equipment	13,240	16,140	13,240	16,140
Frequency control devices	6,631	9,461	6,631	9,461
Industrial process equipment	—	—	—	—
General Corporate	5,007	1,992	5,007	1,992

Consolidated Total	$24,878	$27,593	$24,878	$27,593

Total operating profit of reporting segments	$18,196	$24,379	$17,603	$(18,584)

Other profit or loss:
Investment income	32	194	95	591
Interest expense	(48)	(2,353)	(140)	(7,590)
Other expense	(63)	(111)	(63)	(191)

Income (Loss) before income taxes and Minority interests	$18,117	$22,109	$17,495	$(25,774)

J.  Asset Impairment and Restructuring Charges

     Prior to the deconsolidation of Spinnaker on September 30, 2001 (see Note B), the Company recognized certain restructuring charges in the first half and third quarter of 2001 related to Spinnaker of $38.1 million and $0.2 million respectively. $36.8 million of the $38.3 million nine month total was a non-cash charge. The charges resulted from (a) the write-down to estimated fair market value of fixed assets to be taken out of service and held for sale or disposal; (b) impairment of goodwill associated with the acquisition of Coating — Maine in 1998; and (c) severance and related costs.

K.  Spinnaker Chapter 11 Reorganization Proceedings

     On November 13, 2001 (the “Filing Date”), Spinnaker and its Spinnaker Coating, Inc., Spinnaker Coating-Maine, Inc. and Entoleter, Inc. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (11 U.S.C. & 101 et. al.) in the United States Bankruptcy Court for the Southern District of Ohio, Dayton Division (the “Court”). The cases are being jointly administered under Case No. 01-38066. Effective December 28, 2001, Spinnaker’s Common Stock and Class A Common Stock were de-listed from the American Stock Exchange. Spinnaker also filed a Form 15 with the Securities and Exchange Commission to terminate its obligations to file periodic reports under the Securities Exchange Act of 1934.

     On December 31, 2001, Spinnaker entered into a letter of intent (the “Letter of Intent”) with WR Capital Partners, LLC (“WR Capital”) whereby SP Acquisition LLC (“SP Acquisition”), and its acquisition entity established by WR Capital, agreed to purchase substantially all of Spinnaker’s (and its subsidiaries’) assets (and assumption of substantial liabilities) for an amount not to exceed $25,763,000 (including assumed obligations), subject to adjustment. Entoleter’s assets were not included in the sale. On January 4, 2002, Spinnaker filed a motion with the Court to approve the sale of substantially all of its assets, subject to higher and better offers, to SP Acquisition. On January 17, 2002, the Court entered an order (I) approving bid procedures, including a break-up fee and expense reimbursement, (ii) setting an auction date of March 4, 2002, and (iii) setting a date to issue an order approving the sale of such assets for March 5, 2002.

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

     In either case, there will be a minimal distribution to unsecured creditors and no return to equity holders.

     As a result, the Company eliminated its remaining interest in Spinnaker by transferring its remaining Spinnaker stockholdings to a broker on September 23, 2003 for $1.00. At that time, the $19,420,000 “loss in excess of investment” on the Company’s balance sheet became a non-cash income item and increased shareholders’ equity by the same amount.

L.  Commitments and Contingencies

1.     In the normal course of business, subsidiaries of the Company are defendants in certain product liability, worker claims and other litigation in which the amounts being sought may exceed insurance coverage levels. The resolution of these matters is not expected to have a material effect on the Company’s financial condition or operations.

2.     Lynch Corporation, Lynch Interactive Corporation (“Interactive”), and several other parties have been named as defendants in a lawsuit brought under the so-called “qui tam” provisions of the federal False Claims Act in the United States District Court for the District of Columbia. The complaint was filed under seal with the court on February 14, 2001, and the seal was lifted on January 11, 2002. The Company was formally served with the complaint on July 9, 2002. The main allegation in the case is that the defendants participated in the creation of “sham” bidding entities that allegedly defrauded the federal Treasury by improperly participating in Federal Communications Commission spectrum auctions restricted to small businesses, as well as obtaining bidding credits in other spectrum auctions allocated to “small” and “very small” businesses. The lawsuit seeks to recover an unspecified amount of damages, which would be subject to mandatory trebling under the statute. On September 19, 2002, Interactive, on behalf of itself and Lynch, filed two motions with the court: a motion to transfer the action to the Southern District of New York and a motion to dismiss the lawsuit. The relator has until November 25, 2002, to respond to Interactive’s motions.

     The U.S. Department of Justice has notified the court that it has declined to intervene in the case. The defendants strongly believe that the lawsuit is completely without merit and intend to defend the suit vigorously. Furthermore, under the separation agreement between the Company and Interactive pursuant to which Interactive was spun-off to the Company’s shareholders on September 1, 1999, Interactive would be obligated to indemnify the Company for any losses or damages incurred by the Company as a result of this lawsuit; and Interactive has, in fact, agreed in writing to defend the case on Lynch’s behalf and to indemnify Lynch for any losses it may incur as a result of the lawsuit. Interactive has retained legal counsel to defend the claim on behalf of Lynch and Interactive at the expense of Interactive. Nevertheless, the Company cannot predict the ultimate outcome of the litigation nor can the Company predict the effect that the lawsuit or its outcome will have on the Company’s business or plan of operation.

3.     On or about June 26, 2001, in anticipation of the July 15, 2001 closure of Spinnaker’s Westbrook, Maine facility, PACE Local 1-1069 (“PACE”) filed a three count complaint in Cumberland County Superior Court, CV-2001-00352 naming the following defendants: Spinnaker Industries, Inc., Spinnaker Coating, Inc., and Spinnaker Coating-Maine, Inc. (collectively, the “Spinnaker Entities”) and Lynch. The complaint alleged that under Maine’s Severance Pay Act both the Spinnaker Entities and Lynch would be liable to pay approximately $1,166,000 severance pay under Maine’s Severance Pay Act in connection with the plant closure. The Defendants filed a notice of removal, thereby creating United States District Court Civil Action C.V. No. 01-236. The case was remanded to state court. The Spinnaker Entities also filed a separate complaint challenging the constitutionality of the Maine Severance Pay Act, United States District Court Civil Action 01-232. PACE also filed three separate motions for ex parte attachment against the Spinnaker Entities and Lynch. PACE filed the first motion for attachment with its original Complaint. PACE sought to attach $1,166,483.44 , an amount large enough to cover the claim of all PACE’s members seeking severance. The Court denied that motion as being pre-mature. PACE then filed a second motion against the Spinnaker Entities and Lynch for an attachment large enough to cover the claims of eight individual employees seeking severance pay in the amount of $120,736.27. On August 20, 2001, the Court granted that motion in the amount of $118,500. On April 4, 2002, PACE subsequently recorded this attachment through UCC-1 filings with the Maine Secretary of State against Lynch Manufacturing and Lynch Corporation. PACE filed a third motion for ex parte Attachment on August 29, 2001. This Motion sought an attachment large enough to cover the severance pay claimed by the remaining PACE members, $1,048,0003.00. The Court denied this Motion but permitted PACE the opportunity to obtain an attachment after all defendants had no opportunity to respond and after hearing.

     Before any further action was taken with respect to PACE’s Third Motion for Attachment, the Spinnaker Defendants had filed for relief under Chapter 11 of the Bankruptcy Code. The Spinnaker Defendants then filed a second notice of removal, creating United States District Court for the District of Maine case number C.V. No. 02-7. Upon entry of an order confirming automatic reference, the C.V. No. 02-7 was referred to the United States Bankruptcy Court, District of Maine, and assigned Adv. Pro. No. 02-2007. This litigation was resolved as follows:

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

     Pace’s case is proceeding against Lynch in Cumberland County Superior Court in Maine on the issue of whether Lynch has liability to PACE’s members under the Maine Severance Pay Act. On September 30, 2002, PACE requested a ruling from the Superior Court on its Third Motion for Attachment. On October 21, 2002, Lynch filed a Motion for Summary Judgment which incorporated its prior objection to any attachment. A granting of Lynch’s Motion for Summary Judgment would render PACE’s Third Motion for Attachment moot. PACE has not yet filed an opposition to Lynch’s Motion for Summary Judgment nor has the Superior Court scheduled a hearing on either the Motion for Summary Judgment or on the Third Motion for Attachment.

     Lynch believes that, in addition to other defenses, it is not subject to the Maine Severance Pay Act, as now in effect. At this time, management is unable to assess the prospects for a favorable summary judgment decision, but firmly believes that, under current law, the resolution of this case will not have a material adverse effect on the Registrant’s consolidated financial condition or operations.

M.  Accrued Liabilities

     The components of accrued liabilities are as follows:

	September 30,	December 31,
	2002	2001

Warranty Reserves	$1,662,000	$1,528,000
Commissions Payable	857,000	786,000
Accrued Compensation Expense	1,130,000	1,210,000
Income Tax	1,324,000	586,000
Other	1,158,000	1,856,000

	$6,131,000	$5,966,000

N.  Income Taxes

The effective tax rate differs from the statutory tax rate primarily due to the tax benefit related to the Spinnaker investment.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Third Quarter 2002 and Nine Months 2002 Compared to 2001 (including Results of Spinnaker for the nine months ended September 30, 2001)

     Effective September 30, 2001, the Company’s ownership and voting interest of Spinnaker Industries, Inc. was reduced to 41.8% and 49.5% respectively, due to the disposition of shares of Spinnaker. As a result, effective September 30, 2001, the Company relinquished control of Spinnaker. Accordingly, Spinnaker results of operations are only included for nine months in 2001. See Note B – “Basis of Presentation” included elsewhere herein. On September 23, 2002, Lynch disposed of its remaining Spinnaker shareholdings.

Sales and Revenues/Gross Margin

     Revenues for the third quarter of 2002 decreased from $32.0 million to $5.0 million due mainly to the previously described deconsolidation of Spinnaker. Accordingly, Spinnaker’s net sales for the quarter ended September 30, 2001 of $22.6 million represented 84 percent of the quarter over quarter unfavorable revenue variance. Nine months 2002 sales of $21.7 million were $109.2 million below the first nine months of 2001 with the elimination of Spinnaker accounting for $93.4 million of the reduction.

     Third quarter 2002 gross margin as a percent of revenues improved to 21.4% from 8.3% in the third quarter of 2001 due mainly to the deconsolidation of Spinnaker. Spinnaker’s gross margin as a percentage of revenues for the three months ended September 30, 2001 was 0.1% as a result of competitive pressure that caused lower selling prices and reduced volume.

     Revenues at M-tron decreased by $0.2 million or 6.2% to $2.8 million for the third quarter of 2002 due to the continuation of weak demand from the infrastructure segment of the telecommunications industry which is still working through worldwide overcapacity. This dramatic reduction in market demand resulted in a $10.3 million revenue decline or 55.0% in the first nine months of 2002.

     Lynch Systems’ third quarter 2002 revenue of $2.2 million was $4.1 million, or 64.9% below the same period of 2001. Nine month 2002 revenue of $13.3 million was $5.4 million or 28.8% less than the first nine months of 2001. The nine month net revenue decline of $5.4 million was the result of $1.4 million less glass machine sales and $1.3 million spare parts volume in the United States, and $2.6 million less sales through Lynch AMAV (Germany). New orders for glass press machines by television set producers have been weak all year causing a significant drop in backlog to $3.4 million at September 30, 2002 in comparison to a $17.8 million backlog last September and $12.0 million at December 31, 2001. Requests for quotes have been solid throughout the year. Lynch Systems has prepared 328 quotes in 2002 with a sales value of $105 million. Such quotes may not result in actual orders.

     M-tron’s gross margin as a percentage of net sales for the third quarter of 2002 was up by 6.8% to 11.6% from the same period of 2001 on slightly lower volume due to cost-cutting measures. The previously described sales decline of 55.0% in the first nine months of 2002 and lower selling prices caused the significant reduction in nine month gross margin to 10.3% from 17.1%.

     Lynch Systems’ gross margin as a percentage of net sales for the first nine months of 2002 was 39.0%, virtually equal to the 40.4% margin in the same period of 2001. Third quarter 2002 gross margin of 33.8% was 5.5% below third quarter 2001 due mainly to the 64.9% sales decline.

Operating Profit (Loss)

     Operating profit for the third quarter 2002 was $18.2 million compared to the third quarter 2001 operating profit of $24.4 million. Nine months 2002 operating profit of $17.6 million was $36.2 million better than nine months of 2001. The third quarter of 2002 and year-to-date operating profit includes $19.4 million resulting from the final disposition of Lynch’s remaining interest in Spinnaker. Similarly, the third quarter and nine month 2001 operating profit include a $27.4 million gain from the deconsolidation of Spinnaker. See Note B; Basis of Presentation.

     On September 30, 2001, the Company’s ownership interest and voting control of Spinnaker Industries, Inc. (Spinnaker) was reduced to 41.8% and 49.5%, respectively, due to the initial disposition of shares of Spinnaker. As a result, effective September 30, 2001, the Company has deconsolidated Spinnaker. The Company disposed of its remaining stockholding in Spinnaker on September 23, 2002.

     Accordingly, the Company’s third quarter 2001 and nine months 2001 include the operating results of Spinnaker. Spinnaker’s loss from operations for the three months ended September 30, 2001 was $2.3 million including an impairment charge of $0.2 million associated with the closing of the Coating – Maine facility. Spinnaker’s nine month 2001 loss of $47.2 million included impairment and restructuring charges of $41.8 million. Spinnaker’s 2001 nine month loss from continuing operations was $5.4 million, reflecting lower margins caused by lower prices, less volume, and higher materials costs.

     For the third quarter of 2002, M-tron had an operating loss of $0.5 million compared to an operating loss of $1.0 million in the third quarter of 2001. The nine month 2002 operating loss of $2.0 million exceeded the prior year-to-date operating loss by $1.0 million and was due mainly to the dramatically reduced sales mentioned above. In spite of a 26 percent reduction in head count since last September, (63% since December 2000,) a further curtailment in hours worked and salary reductions, M-tron could not compensate for the 55 percent reduction in volume and lower selling prices.

     For the 2002 third quarter, Lynch Systems had an operating loss of $0.3 million compared to an operating profit of $0.8 million in the third quarter of 2001. Nine months 2002 operating profit of $1.3 million was $2.2 million less than the same period last year due to $5.4 million lower sales, 1.4 points less gross profit due to product mix, mainly repair parts, and $0.5 million higher commissions attributable to certain glass machine sales.

     For the third quarter of 2002, Lynch’s corporate headquarters incurred unallocated expenses of $0.4 million, bringing the nine month total to $1.1 million, or $0.1 million less than last year. As a result, the Company’s third quarter 2002 operating loss, before the gain on disposing Spinnaker stock, was $1.2 million as compared to a third quarter 2001 operating loss (excluding Spinnaker) of $0.8 million. Nine month 2002 and 2001 operating profit (loss) after corporate expenses (excluding Spinnaker) were ($1.8) million and $1.2 million respectively.

Other Income (Expense), Net

     Investment income decreased $162,000 for the three months ended September 30 and $496,000 for the nine month period of 2002 due to the deconsolidation of Spinnaker, which accounted for $375,000 of nine month 2001 investment income.

     Interest expense of $48,000 for the third quarter 2002 and $140,000 through September represents improvements of $2,305,000 and $7,450,000 due to deconsolidating Spinnaker, which was included in 2001 interest expense, in the amounts of $2,333,000 and $7,400,000 respectively.

Tax Benefit

     The income tax benefit includes federal, as well as state, local, and foreign taxes. $860,400 of the third quarter and nine month tax benefit is the result of a capital loss carry-back on the Company’s investment in Spinnaker Industries. In addition, the third quarter 2002 and nine month net tax benefit includes $290,000 and $512,000 respectively for operating losses expected to be recovered through carry-backs to prior periods. The effective tax rate differs from the statutory tax rate primarily due to the tax benefit related to the Spinnaker investment.

Minority Interest

     On June 13, 2002, the Company acquired the remaining 25% interest in Lynch AMAV, LLC, a joint venture between Frank Haepe and Lynch International Holding Corporation, by paying $220,000 and by settling certain other obligations, resulting in a $90,000 purchase price adjustment that is included in the Company’s balance sheet in Other Assets and is subject to amortization over the next two years.

     Minority interests contributed $4.0 million to nine month 2001 net income as the result of the absorption of Spinnaker’s losses by minority interests to the extent of their investment.

Net Income (Loss)

     Net income for the third quarter of 2002 was $19.3 million compared to net income of $23.1 million in the quarter ending September 30, 2001. The $3.8 million unfavorable net profit swing is primarily the result of: (a) third quarter 2001 gain on deconsolidation of Spinnaker of $27.4 million, less (b) Spinnaker’s third quarter 2001 net loss of ($4.1) million, less (c) third quarter 2002 gain on disposing the Company’s remaining interest in Spinnaker of $19.4 million.

     Fully diluted third quarter 2002 income per share was $12.86 compared to a $15.36 per share in third quarter 2002. Nine month 2002 net income was $18.9 million or $12.59 per share compared to a nine month 2001 loss of $21.7 million or $14.36 per share. Absent Spinnaker, third quarter 2001 net income was $0.1 million or $0.06 per share and nine month 2001 net income was $1.0 million or $0.68 per share.

Backlog/New Orders

     Total backlog of manufactured products (excluding Spinnaker in both years) at September 30, 2002 was $5.2 million, a reduction of $8.2 million from the backlog at December 31, 2001, and $14.7 million less than the balance at September 30, 2001. Decreased purchases by infrastructure suppliers to the telecommunications industry which started in March of 2001 continue to depress M-tron’s backlog. Lynch Systems’ backlog is also down substantially from last September due to the timing of large glass machine orders in both the CRT and tableware industries. Quotations activity has been constant with approximately $105,000,000 of quotes generated by Lynch Systems in the first nine months of this year but potential buyers continue to defer placing orders due to the weak worldwide economy.

Financial Condition – Excluding Spinnaker

     The discussion below excludes the impact of Spinnaker, which was deconsolidated at September 30, 2001 as discussed in Note B to the condensed consolidated financial statements included elsewhere herein. Thus, the discussion below reflects liquidity and capital resource matters for the Company’s remaining consolidated subsidiaries at September 30, 2002.

     At September 30, 2002, the Company had current assets of $19.5 million and current liabilities of $9.9 million. Working capital was therefore $9.6 million as compared to $9.6 million at December 31, 2001 and $9.4 million at September 30, 2001. The ratio of current assets to current liabilities was 1.98 to 1.00 at September 30, 2002; 1.59 to 1.00 at December 31, 2001; and 1.80 to 1.00 ratio at September 30, 2001.

     Cash provided by operating activities was approximately $0.9 million in first nine months of 2002 compared to cash provided of approximately $7.8 million in the same period of 2001. The year over year unfavorable change in operational cash flow of $6.9 million was mainly the result of $1.4 million less profit and $4.9 million less cash provided in working capital. Capital expenditures were $227 thousand in the first nine months of 2002 compared to $619 thousand in the period ending September 30, 2001.

     Cash and equivalent at September 30, 2002 of $8.4 million represented a $4.1 million increase from year-end 2001 and a $0.8 million improvement from the September 30, 2001 cash balance of $7.6 million.

     Total debt of $3.4 million at September 30, 2002 was $0.1 million more than the amount outstanding at December 31, 2001 and $0.2 million more than the debt at September 30, 2001. Debt outstanding at September 30, 2002 included $583 thousand of fixed interest rate debt at an 8.0% interest rate, and $2.8 million of variable interest rate debt at a September 30, 2002 average rate of 5.0%.

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

     M-tron’s revolving credit agreement was renewed on August 31, 2002 with an April 30, 2003 maturity date. A parent company cash infusion of $500,000 and a $1 million parent company Letter of Credit were necessary to obtain the $3 million credit line at M-tron’s long-time lender, First National Bank of Omaha. The Letter of Credit is secured by the Company’s $1.1 million deposit in a Fleet Bank Treasury Fixed Income Fund.

     The Company does not at present have credit facilities at the parent company level. The Company believes that existing cash and cash equivalents, cash generated from operations and available borrowings under its subsidiaries lines of credit will be sufficient to meet its on-going working capital and capital expenditure requirements for the foreseeable future.

Adoption of Accounting Pronouncements

     The Company does not have any indefinite-lived intangible assets; accordingly the adoption of FAS 142 had no material impact during the first nine months of 2002.

Market Risk

     The Company is exposed to market risk relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amounts of interest earned on the Company’s cash and short-term investments (approximately $9.5 million at September 30, 2002). The Company generally finances the debt portion of the acquisition of long-term assets with fixed rate, long-term debt. The Company does not use derivative financial instruments for trading or speculative purposes. Management does not foresee any significant changes in the strategies used to manage interest rate risk in the near future, although the strategies may be reevaluated as market conditions dictate. There has been no significant change in market risk since September 30, 2002.

     At September 30, 2002, approximately $2.8 million of the Company’s debt bears interest at variable rates. Accordingly, the Company’s earnings and cash flows are only slightly affected by changes in interest rates. Assuming the current level of borrowings for variable rate debt, and assuming a two percentage point increase in the 2002 average interest rate, it is estimated that the Company’s annual interest expense would change by less than $0.1 million.

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

Subsequent Events

     On October 18, 2002, M-tron Industries, Inc. signed the agreement to acquire certain assets of Champion Technologies, Inc., from US Bank for $850,000 plus a 7.5% royalty on certain sales through December 31, 2004. With this acquisition, M-tron enters the timing module market, and will offer the complete line of Champion crystals, clock oscillators, and specialized crystal oscillators, which are complementary to existing M-tron lines. The Company’s initial acquisition deposit of $120,000 is included in the September 30, 2002 balance sheet in Prepaid Expenses.

     A transition team will consolidate the Champion’s Franklin Park operation into M-tron’s Yankton, South Dakota manufacturing facility. Financing for this purchase of certain Champion Technologies assets and its customer backlog will be provided by state and local agencies to the extent of $700,000. Interest rates will range from 0 to 5.5% with an average rate of 2.3%. Repayment terms range from thirty months to ten years with loan amortization of $110,000 in each of the first two years. Security for the three loans will be M-tron’s real estate, plus a further $200,000 cash infusion by the parent Company.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

     See “Market Risk” under Item 2 above.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

1.     The Company, Lynch Interactive Corporation (“Interactive”), and several other parties have been named as defendants in a lawsuit brought under the so-called “qui tam” provisions of the federal False Claims Act in the United States District Court for the District of Columbia. The complaint was filed under seal with the court on February 14, 2001, and the seal was lifted on January 11, 2002. The Company was formally served with the complaint on July 9, 2002. The main allegation in the case is that the defendants participated in the creation of “sham” bidding entities that allegedly defrauded the federal Treasury by improperly participating in Federal Communications Commission spectrum auctions restricted to small businesses, as well as obtaining bidding credits in other spectrum auctions allocated to “small” and “very small” businesses. The lawsuit seeks to recover an unspecified amount of damages, which would be subject to mandatory trebling under the statute. On September 19, 2002, Interactive, on behalf of itself and Lynch, filed two motions with the court: a motion to transfer the action to the Southern District of New York and a motion to dismiss the lawsuit. The relator has until November 25, 2002, to respond to Interactive’s motions.

     The U.S. Department of Justice has notified the court that it has declined to intervene in the case. The defendants strongly believe that the lawsuit is completely without merit and intend to defend the suit vigorously. Furthermore, the Company believes that, under the separation agreement between the Company and Interactive pursuant to which Interactive was spun-off to the Company’s shareholders on September 1, 1999, Interactive would be obligated to indemnify the Company for any losses or damages incurred by the Company as a result of this lawsuit; and Interactive has in fact agreed in writing to defend the case on Lynch’s behalf and to indemnify Lynch for any losses it may incur as a result of the lawsuit. Nevertheless, the Company cannot predict the ultimate outcome of the litigation nor can the Company predict the effect that the lawsuit or its outcome will have on the Company’s business or plan of operation.

2.     On or about June 26, 2001, in anticipation of the July 15, 2001 closure of Spinnaker’s Westbrook, Maine facility, PACE Local 1-1069 (“PACE”) filed a three count complaint in Cumberland County Superior Court, CV-2001-00352 naming the following defendants: Spinnaker Industries, Inc., Spinnaker Coating, Inc., and Spinnaker Coating-Maine, Inc. (collectively, the “Spinnaker Entities”) and Lynch. The complaint alleged that under Maine’s Severance Pay Act both the Spinnaker Entities and Lynch would be liable to pay approximately $1,166,000 severance pay under Maine’s Severance Pay Act in connection with the plant closure. The Defendants filed a notice of removal, thereby creating United States District Court Civil Action C.V. No. 01-236. The case was remanded to state court. The Spinnaker Entities also filed a separate complaint challenging the constitutionality of the Maine Severance Pay Act, United States District Court Civil Action 01-232. PACE also filed three separate motions for ex parte attachment against the Spinnaker Entities and Lynch. PACE filed the first motion for attachment with its original Complaint. PACE sought to attach $1,166,483.44, an amount large enough to cover the claims of all PACE’s members seeking severance. The Court denied that motion as being pre-mature. PACE then filed a second motion against the Spinnaker Entities and Lynch for an attachment large enough to cover the claims of eight individual employees seeking severance pay in the amount of $120,736.27. On August 20, 2001, the Court granted that motion in the amount of $118,500. On April 4, 2002, PACE subsequently recorded this attachment through UCC-1 filings with the Maine Secretary of State against Lynch Manufacturing and Lynch Corporation. PACE filed a Third Motion for ex parte attachment on August 29, 2001. This Motion sought an attachment large enough to cover the severance pay claimed by the remaining PACE members, $1,048,003.00. The Court denied this Motion but permitted PACE the opportunity to obtain an attachment after all defendants had an opportunity to respond and after hearing.

     Before any further action was taken with respect to PACE’s Third Motion for Attachment, the Spinnaker Defendants had filed for relief under Chapter 11 of the Bankruptcy Code. The Spinnaker Defendants then filed a second notice of removal, creating United States District Court for the District of Maine case number C.V. No. 02-7. Upon entry of an order confirming automatic reference, the C.V. No. 02-7 was referred to the United States Bankruptcy Court, District of Maine, and assigned Adv. Pro. No. 02-2007. This litigation was resolved as follows:

i)	To the extent the United States District Court Civil Action No. 01-236 and 02-7 had not already been closed, the parties agreed to, as necessary, stipulations of dismissal disposing of those actions.

ii)	The Spinnaker Entities stipulated to dismissal with prejudice, without costs, of United States District Court Civil Action No. 01-232;

iii)	In Adv. Pro. No. 02-2007, Count I of the Plaintiff’s complaint was dismissed with prejudice and without costs to any party.

iv)	In Adv. Pro. No. 02-2007 Count III of the Plaintiff’s complaint was dismissed without prejudice and without costs to any party.

v)	In Adv. Pro. No. 02-2007, Count II of the Plaintiff’s complaint was remanded to Cumberland County Superior Court, without costs and attorneys fees to any party. In consenting to remand, Lynch agreed that it would not challenge the subject matter jurisdiction of the Cumberland County Superior Court to conduct the trial and would not attempt to remove or otherwise invoke the jurisdiction of the federal court (except for appellate review to the extent permitted under applicable law), so long as the Plaintiff does not amend the complaint.

     PACE’s case is proceeding against Lynch in Cumberland County Superior Court in Maine on the issue of whether Lynch has liability to PACE’s members under the Maine Severance Pay Act. On September 30, 2002, PACE requested a ruling from the Superior Court on its Third Motion for Attachment. On October 21, 2001, Lynch filed a Motion for Summary Judgment which incorporated its prior objection to any attachment. A granting of Lynch’s Motion for Summary Judgment would render PACE’s Third Motion for Attachment moot. PACE has not yet filed an opposition to Lynch’s Motion for Summary Judgment nor has the Superior Court scheduled a hearing on either the Motion for Summary Judgment or on the Third Motion for Attachment.

     Lynch believes that, in addition to other defenses, it is not subject to the Maine Severance Pay Act, as now in effect. At this time, management is unable to assess the prospects for a favorable summary judgment decision, but firmly believes that, under current law, the resolution of this case will not have a material adverse effect on the Registrant’s consolidated financial condition or operations.

Item 6.      Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith:

99.1 Officer’s Certification.

(b)	Reports on Form 8-K:

A report on Form 8-K was filed on October 1, 2002 that described Lynch’s disposition of its remaining shareholdings in Spinnaker Industries, Inc. No financial statements were filed therewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYNCH CORPORATION (Registrant)

By:

-s- RAYMOND H. KELLER ————————————— Raymond H. Keller Chief Financial Officer

November 4, 2002

CERTIFICATIONS

     I, Ralph R. Papitto, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Lynch Corporation.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:        November 4, 2002

By:	-s- Ralph R. Papitto

RALPH R. PAPITTO, CHIEF EXECUTIVE OFFICER

I, Raymond H. Keller, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Lynch Corporation.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

4.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:        November 4, 2002

By:	-s- Raymond H. Keller

RAYMOND H. KELLER, CHIEF FINANCIAL OFFICER