Form 10-K
period 2002-12-31
LYNCH CORP
filed 2003-03-27
CIK 61004

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002 Commission file number 1-106

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

LYNCH CORPORATION

(Exact name of Registrant as specified in its charter)

Indiana	38-1799862
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

50 Kennedy Plaza, Suite 1250, Providence, RI (Address of principal executive offices)	02903 (Zip Code)

Registrant’s telephone number, including area code:

(401) 453-2007

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 Par Value	American Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S–K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.     ☐

      The aggregate market value of voting stock held by non-affiliates of the Registrant (based upon the closing price of the Registrant’s Common Stock on the American Stock Exchange on June 28, 2002 of $12.55 per share) was $13.0 million. (In determining this figure, the Registrant has assumed that all of the Registrant’s directors and officers are affiliates. This assumption shall not be deemed conclusive for any other purpose.)

      The number of outstanding shares of the Registrant’s Common Stock was 1,497,883 as of March 14, 2003.

DOCUMENTS INCORPORATED BY REFERENCE:

      Part III: Certain portions of Registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders.

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

      The Registrant makes available, free of charge, its annual report on Form 10-K, Quarterly Reports on Form 10-Q, and current reports, if any, on Form 8-K.

      The Registrant also makes this information available on its website, who’s internet address is www.lynchcorp.com.

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

Selected Financial Information

      For financial reporting purposes, Lynch Systems comprises the Registrant’s “glass manufacturing equipment” segment. For information about this segment’s net sales, profit or loss, and total assets for each of the last three fiscal years, please see Note 15 “Segment Information” to the Registrant’s Consolidated Financial Statements.

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

      LS also intends to continue to expand on its expertise in the feeder and shear markets obtained from its former joint venture partner, Lynch AMAV LLC, and to reduce the cost of its raw materials by continuing to search for cheaper suppliers of materials, especially from foreign markets. In addition, LS intends to continue its own in-house cost cutting programs by eliminating redundant or superfluous operations, improving its factory quality and yield rates and better utilization of its current personnel. By increasing its efficiency and shortening its delivery rate, LS hopes to increase the number of turns giving a positive effect to its financial performance. There is no assurance that LS can attain these objectives.

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

      At year-end 1998, LS, through a subsidiary, entered into a joint venture, Lynch-AMAV LLC, with AMAV GmbH of Germany to develop and manufacture glass-manufacturing equipment for the tableware industry. LS had a 75% interest in the joint venture until June 13, 2002 when LS acquired the remaining interests in the joint venture. The joint venture designed and developed feeders, shears and presses, most of which were manufactured for the joint venture by LS. LS believes that this joint venture expanded LS’s glass tableware equipment business, particularly in Europe. The planned AMAV technology transfer was completed in 2002 and the joint venture was terminated upon final payment of $220,000 to the joint venture partner by LS on June 13, 2002. All international business is now directed from Bainbridge, Georgia and all equipment is produced in the United States.

      The production of glassware entails the use of machines, which heat glass and, using great pressure, form an item by pressing it into a desired shape. Because of the high cost of bringing the machine and materials up to temperature, a machine for producing glassware must be capable of running 24 hours a day, 365 days a year.

      In 2001 LS sold four additional large TV glass press machines that were delivered in 2002. These machines sold for an aggregate of $14 million, of which $5.5 million was recognized as income in 2001 using the percentage of completion method with the balance of $8.5 million recognized in 2002 upon delivery and acceptance of these machines. At December 31, 2002, the Company had sold two machines for approximately $1.5 million, of which $0.7 million was recognized in 2002 using the percentage of completion accounting method with the balance expected to be recognized in 2003 upon delivery and acceptance of these machines.

      LS’s worldwide customers require capital equipment that produces a wide variety of Tableware products to remain competitive. In support of this market demand, Lynch Systems has invested in Research & Development (R&D) programs to manufacture new lines of capital equipment such as Stretch Machines for one-piece Stemware, Firepolishers for high quality Tableware and Spinning Machines for high speed, high quality Dishware.

      To further expand LS’s Tableware product lines, additional product lines have been acquired through royalty partnerships with leading industry concerns. In 1999, LS acquired the H-28 Press and Blow machine from Emhart Glass SA. This high production machine produces both round and geometric design Tumblers and is now marketed by LS as the LH-28 with numerous Electronic Control improvements. In accordance with the terms of the agreement, LS is obligated to pay Emhart a royalty of 13% on parts sales up to $2 million a year, a 5% royalty rate on all parts sales in excess of $2 million, and 5% on all machine sales through 2008. In 2000, the Eldred product line of Burnoff Machines, used to fire finish the rims of the H-28 Tumblers, and four-color Decorating Machines were acquired by LS. In accordance with the terms of the agreement, LS is obligated to pay Eldred a royalty of 10% on sales up to $300,000 per year and 8% royalty on sales over $300,000 per year until 2010. All Tableware capital equipment requires moulds in the production of any article. In 2002, agreement was reached with Merkad Glassware Mould, Ltd., a producer of high quality moulds, to represent and distribute moulds throughout North and South America. LS has no contractual obligations to Merkad.

      LS has the capabilities to take a glass product idea from a customer, have our engineering staff design a machine that will mass produce this glass product and then build the final machine for the customer. LS is in negotiations to obtain other orders for large TV glass presses; however, there can be no assurance that LS will obtain any other orders.

International Sales

      LS’s revenues from international sales were $12.8 million, $20.2 million and $20.3 million for 2002, 2001 and 2000, respectively, representing approximately 86%, 78% and 88% of LS’s net sales for 2002, 2001 and 2000, respectively. The profitability of international sales is approximately equivalent to that of domestic sales. Because many international orders require partial advance deposits, with the balance often secured by irrevocable letters of credit from banks in the foreign country, the Registrant believes that some of the credit risks commonly associated with doing business in international markets are minimized. The Registrant avoids currency exchange risk by transacting substantially all international sales in United States dollars.

Backlog

      LS had an order backlog of approximately $3.9 million at December 31, 2002, compared to $12 million at December 31, 2001. Backlog declined due to the lack of orders from television and tableware manufactures. All of LS’s $3.9 million backlog as of December 31, 2002 is scheduled to be delivered in 2003. See Note 17 to the Consolidated Financial Statements — “Subsequent Events” — regarding additions to the backlog in early 2003. LS includes as backlog only those orders which are subject to written contract or written purchase orders. In 1998, LS received $2.4 million in connection with the cancellation of a $16 million order for large TV glass presses and parts, which amount can be used by the customer as a credit for future orders. The $2.4 million has been reduced to $1.3 million as of December 31, 2002 as a result of sales to this customer. Any remaining unused credit will revert to LS at June 30, 2003.

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

Customers

      Although one customer accounted for 42% of Lynch Systems 2002 revenue, its customer mix is diverse and does not believe it is dependent upon a single customer.

Raw Materials

      Raw materials are generally available to LS in adequate supply from a number of suppliers.

Research and Development

      Research and development expense, mainly for stretch machines for stemware, was $220,000 in 2002, $146,000 in 2001 and zero in 2000. R&D expense for 2003 is budgeted at $96,000.

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

Employees

      Lynch Systems employs 68 employees at its Bainbridge, Georgia facility, and 2 in Germany, none of whom belong to a union.

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

      In October 2002, M-tron acquired certain assets, technology and customer orders backlog from Champion Technologies, Inc. (“Champion”). Champion’s product line includes crystals, clock oscillators, specialized crystal oscillators, and timing solutions that will further broaden M-tron’s product offering and customer base. See Note 2 — “Acquisitions” — to the Registrant’s Consolidated Financial Statements.

      M-tron has over 35 years of experience designing, manufacturing and marketing crystal based frequency control products. Its customers rely on the skills of M-tron’s engineering and design team to help them solve frequency control problems during all phases of their product’s life cycles, including product design, prototyping, manufacturing and subsequent product improvements.

Selected Financial Information

      For financial reporting purposes, M-tron comprises the Registrant’s “frequency control devices” segment. For information about this segment’s net sales, profit or loss, and total assets for each of the last three fiscal years, please see Note 15 “Segment Information” to the Registrant’s Consolidated Financial Statements.

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

      M-tron has increased the use of its offshore contract manufacturers who have added capacity on its behalf. In addition, M-tron’s long term objective is to reduce the time it takes to manufacture its products which will result in better service to its customers. To that end, it has dedicated additional resources to evaluating its manufacturing processes and to identifying and implementing process improvements.

      M-tron believes that it can significantly enhance its business opportunities by acquiring technology, product portfolios and/or customer bases. Some of these may offer immediate sales opportunities while others may meet longer term objectives. It plans to pursue these opportunities by making strategic acquisitions or by acquiring or licensing technology.

      M-tron intends to design, manufacture and sell devices that offer higher frequencies or greater precision than its current products. These devices will serve applications within the communications and networking industries for which it does not currently provide products. It intends to achieve this through a combination of focused research and development and strategic acquisitions, if they are appropriate. In pursuit of these objectives, M-tron completed its initial strategic acquisition by purchasing Champion Technologies, Inc., who will immediately provide both new customers and a wider range of products, including entry to the timing module markets.

      There is no assurance that M-tron can achieve these objectives.

Products

      M-tron’s products are high quality, reliable, technically advanced frequency control devices, including packaged quartz crystals and oscillators incorporating those crystals. The acquisition of certain Champion assets will also provide M-tron an entry to the timing modules market.

      M-tron designs and produces a wide range of packaged quartz crystals and quartz crystal based oscillators. There are a variety of features in its product family. The Packaged Crystal is a single crystal in a hermetically sealed package and is used by electronic equipment manufacturers, along with their own electronic circuitry, to build oscillators for frequency control in their electronic devices. The Clock Oscillator is the simplest of its oscillators. It is a self-contained package with a crystal and electronic circuitry that is used as a subsystem by electronic equipment manufacturers to provide frequency control for their devices. The Voltage Controlled Crystal Oscillator (VCXO) is a variable frequency oscillator whose frequency can be changed by varying the control voltage to the oscillator. The Temperature Compensated Crystal Oscillator (TCXO) is an oscillator designed for use over a range of temperatures. The Digitally Compensated Crystal Oscillator (DCXO) is a temperature compensated oscillator in which the compensation electronics are digital and offer greater frequency stability than the TCXO over a range of temperatures. This variety of features in M-tron’s product family offers the designers at electronic equipment manufacturers a range of options as they create the needed performance in their products.

      Currently, M-tron’s oscillator products operate at frequencies ranging from 2 kilohertz to over 2.5 gigahertz which constitute most of the oscillator frequencies that are now used in communications equipment. However, many of its products, through amplification or other means, are ultimately incorporated into those products that operate at higher frequencies.

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

      A timing module is an electronic subsystem. It is a pre-assembled circuit that integrates several different functions into a small single self-contained module for control of timing in a circuit. Today, timing modules are frequently used for the synchronization of timing signals in digital circuits, particularly in wireless and optical carrier network systems.

Research and Development

      At December 31, 2002, M-tron employed 7 engineers and technicians in South Dakota who devoted most of their time to research and development. Its research and development expense was approximately $724,000 in 2002, $1,348,000 in 2001, and $994,000 in 2000. M-tron expects to reduce its spending on research and development by up to 10% during 2003.

Customers

      M-tron markets and sells its frequency control devices primarily to:

•	original equipment manufacturers of communications and networking equipment;

•	contract manufacturers for original equipment manufacturers; and

•	distributors who sell to original equipment manufacturers and contract manufacturers.

      In 2002, one customer accounted for approximately 9% of M-tron’s net sales, compared to less than 7% in 2001. No other customer accounted for more than 8% of its 2002 revenues. Sales to its ten largest customers accounted for approximately 60% of net sales for 2002, 2001 and 2000 respectively.

International Sales

      M-tron’s revenues from international sales were $5.8 million, $9.5 million, and $17.6 million for 2002, 2001 and 2000, respectively, representing approximately 51%, 44%, and 48% of its net sales for 2002, 2001 and 2000, respectively. In 2002, these revenues included approximately 19% from customers in Canada, 19% from customers in Asia, 6% from customers in Western Europe and 5% from customers in Mexico. M-tron has increased its international sales efforts by adding distributors and manufacturers’ representatives in Western Europe and Asia. The Champion products acquisition will further improve the Company’s market position in Western Europe. See Note 2 — “Acquisitions” to the Registrant’s Consolidated Financial Statements.

Backlog

      M-tron had backlog orders of approximately $2.3 million at December 31, 2002, compared to $1.4 million at December 31, 2001. The $0.9 million improvement is mainly the result of manufactured oscillator bookings stemming from the Champion acquisition. M-tron includes as backlog those orders which are subject to specific production release orders under written contracts, verbal and written orders from distributors with which it has had long-standing relationships, as well as written purchase orders from sales representatives. Its customers may cancel or defer orders without significant penalty.

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

Manufacturing

      M-tron has one manufacturing facility in Yankton, South Dakota, and has long-term relationships with two contract manufacturers in Asia, with one contract manufacturer currently enjoying almost all of M-tron’s business. M-tron maintains a rigorous quality control system and is an ISO 9001 qualified manufacturer.

      In 1986, M-tron established a working relationship with a contract manufacturer located in South Korea, and in 1994, it established a working relationship with a contract manufacturer located in the People’s Republic of China. While it does not have written long term agreements with them, M-tron believes that it is potentially their largest customer and, as such, believes that from time to time it received preferential treatment on production scheduling matters.

      M-tron attempts to utilize standard parts and components that are available from multiple vendors located in the United States or internationally; however, some components used in its products are available from only a limited number of sources.

      M-tron’s Manufacturing capacity and capabilities have been enhanced by the manufacturing and test equipment acquired as a result of its purchase of Champion Technologies, Inc.

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

Employees

      As of December 31, 2002, M-tron employed 108 people. It has also engaged two independent contractors. None of its employees is represented by a labor union and it considers its employee relations to be good.

C.     Spinnaker Industries, Inc. (“Spinnaker”)

      Until September 23, 2002, Lynch (through its subsidiary LS) owned 1,829,063 shares of the Class A Common Stock and 1,237,203 shares of the Common Stock of Spinnaker Industries, Inc. (“Spinnaker”), representing 41.8% and 49.5% of the equity and voting power of Spinnaker, respectively. On September 23, 2002, the Company sold its remaining interest in Spinnaker to an independent, international brokerage firm in New York City. The transfer was made for nominal consideration because Lynch determined that the Spinnaker shares had no value as a result of Spinnaker’s ongoing reorganization under Chapter 11 of the Bankruptcy Code. As a result of this transfer, Lynch recorded a $19,420,000 non-cash gain and consequently an increase in shareholders’ equity of $19,420,000 in the third quarter of 2002. This action increased Lynch’s total shareholders’ equity to $11,644,000 at September 30, 2002 from a deficit of $7,615,000 on June 30, 2002.

Deconsolidation

      Prior to September 30, 2001, Lynch owned 48% and 60%, respectively, of the equity and voting power of Spinnaker. As such, under accounting principles generally accepted in the United States, Lynch consolidated the results of Spinnaker and was required to record all of the losses of Spinnaker, since the non-Lynch interests were not required to absorb their shares of losses (52%) after their investment was fully absorbed by losses. On September 26, 2001, Lynch caused LS to make a charitable disposition of 430,000 shares of Spinnaker’s Class A Common Stock. As a result of that transaction: (a) Lynch’s equity interest and voting power in Spinnaker were reduced to 41.8% and 49.5%, respectively, (b) Lynch deconsolidated Spinnaker for financial reporting purposes, effective September 30, 2001, (c) from September 30, 2001 until September 23, 2002, Lynch accounted for its ownership of Spinnaker using the equity method of accounting and (d) Lynch did not record any additional losses from Spinnaker, as Lynch had no obligation to further fund such losses.

      Upon the disposition of its remaining Spinnaker shares on September 23, 2002 as described above, Lynch completed the deconsolidation of Spinnaker and no longer has any economic interest in Spinnaker or affiliation with Spinnaker.

D.     Other Information

      While the Registrant holds licenses and patents of various types, Registrant does not believe they are critical to its overall operations. See respective “Intellectual Property” sections above for each of Lynch Systems and M-tron.

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

      No portion of the business of the Registrant is regarded as seasonal.

      In 2002, a single customer, who represented 42% of Lynch Systems sales, accounted for 24% of consolidated net sales, while the next largest customer represented less than 8% of consolidated revenue. There were no customers in 2001 or 2000 that represent 10% or more of consolidated revenues. The Registrant does not believe that it is dependent on any single customer.

      Additional information with respect to each of the Registrant’s lines of business is included in Note 15 to the Consolidated Financial Statements included as Item 15(a) below.

E.	Executive Officers of the Registrant

      Pursuant to General Instruction G (3) of Form 10-K, the following list of executive officers of the Registrant is included in Part I of this Annual Report on Form 10-K in lieu of being included in the Proxy Statement for the 2003 Annual Meeting of Shareholders. Such list sets forth the names and ages of all executive officers of Registrant indicating all positions and offices with the Registrant held by each such person and each such person’s principal occupations or employment during the past five years.

Name	Offices and Positions Held	Age

Ralph R. Papitto	Chairman and Chief Executive Officer (since August 2001) of the Corporation; Chief Executive Officer of Avtek Inc., since 2002, a private holding company controlled by Mr. Papitto; Chairman and Chief Executive Officer of AFC Cable Systems, Inc., a NASDAQ listed manufacturer and supplier of electrical distribution products (1990-1999); Founder, Chairman and Chief Executive Officer of Nortek, Inc., a NYSE listed manufacturer of construction products (1967-1990); Director of Global Sports & Gaming.Com; Chairman of the Board of Trustees of Roger Williams University; Former Director of Lynch Interactive Corporation and Spinnaker Industries, Inc.	76
Mario J. Gabelli	Chairman (1986 to August 2001) and Chief Executive Officer (1986 to January 2000; and April 2001 to August 2001) and Vice Chairman (since August 2001) of Lynch; Chairman, Chief Executive Officer and a Director of Lynch Interactive Corporation (since September 1999); Chairman and Chief Executive Officer of Gabelli Group Capital Partners (since 1980), a private Corporation which makes investments for its own account; Chairman and Chief Executive Officer of Gabelli Asset Management Inc. (since 1999), a NYSE listed holding corporation for subsidiaries engaged in various aspects of the securities business; Director/ Trustee and/or President of all registered investment companies managed by Gabelli Funds, LLC (since 1986); Governor of the American Stock Exchange; Overseer of Columbia University Graduate School of Business; Trustee of Fairfield University, Roger Williams University, Winston Churchill Foundation and E.L. Wigend Foundation; Director of The National Italian American Foundation and The American-Italian Cancer Foundation, Chairman, Patron’s Committee of Immaculate Conception School; and former trustee of Fordham Preparatory School.	60
Richard E. McGrail	President and Chief Operating Officer (since October 2001) of Lynch; President of Avtek Inc., since 2001, a private holding company controlled by Ralph R. Papitto; Division President of AFC Cable Systems, Inc., a NASDAQ listed manufacturer and supplier of electrical distribution products (1993 to 2001); Prior general and marketing management experience with Digital Equipment Corporation (DEC).	48
Raymond H. Keller	Chief Financial Officer, Vice President and Secretary (since October 2001) of Lynch; Chief Financial Officer of Avtek Inc., since 2000, a private holding company controlled by Ralph R. Papitto; Director and Chief Financial Officer of AFC Cable Systems, Inc., a NASDAQ listed manufacturer and supplier of electrical distribution products (1989 to 2000); Trustee of Roger Williams University; Prior financial management experience with Microdot, Inc.	65

      The executive officers of the Registrant are elected annually by the Board of Directors at its organizational meeting in May and hold office until the organizational meeting in the next year and until their respective successors are chosen and qualified.

Item 2.	Properties

      Lynch’s principal executive offices in Providence, Rhode Island are leased and shared with Avtek Inc., a private holding company controlled by Ralph R. Papitto. Mr. Papitto is Chairman and Chief Executive Officer of Lynch.

      Lynch Systems’ operations are housed in two adjacent buildings totaling 95,840 square feet situated on 4.86 acres of land in Bainbridge, Georgia. Finished office area in the two buildings totals approximately 17,000 square feet. Additionally, the Company has 18,604 square feet that is utilized for warehouse and storage. All such properties are subject to security deeds relating to loans.

      M-tron’s operations are housed in two separate facilities in Yankton, South Dakota. These facilities contain approximately 51,000 square feet in the aggregate. One facility owned by M-tron contains approximately 35,000 square feet, is situated on approximately 15 acres of land and is subject to security deeds relating to loans. The other facility is leased and contains approximately 16,000 square feet. The lease expires on September 30, 2003, with options to extend the lease to 2006.

      It is Registrant’s opinion that the facilities referred to above are in good operating condition and suitable and adequate for present uses.

Item 3.	Legal Proceedings

      In the normal course of business, subsidiaries of the Registrant are defendants in certain product liability, worker claims and other litigation in which the amounts being sought may exceed insurance coverage levels. The resolution of these matters is not expected to have a material adverse effect on the Registrant’s consolidated financial condition or operations. In addition, Registrant and/or one or more of its subsidiaries are parties to the following additional legal proceedings:

1.      In re Spinnaker Coating, Inc., Debtor/ PACE Local 1-1069 v. Spinnaker Coating, Inc., and Lynch Corporation, U.S. Bankruptcy Court, District of Maine, Chapter 11, Adv. Pro. No. 02-2007; and PACE Local 1-1069 v. Spinnaker Industries, Inc., Spinnaker Coating, Inc., and Spinnaker Coating-Maine, Inc., Cumberland County Superior Court, CV-2001-00352:

      On or about June 26, 2001, in anticipation of the July 15, 2001 closure of Spinnaker’s Westbrook, Maine facility, Plaintiff PACE Local 1-1069 (“PACE”) filed a three count complaint in Cumberland County Superior Court, CV-2001-00352 naming the following defendants: Spinnaker Industries, Inc., Spinnaker Coating, Inc., and Spinnaker Coating-Maine, Inc. (collectively, the “Spinnaker Entities”) and Lynch. The complaint alleged that under Maine’s Severance Pay Act both the Spinnaker Entities and Lynch would be liable to pay approximately $1,166,000 severance pay under Maine’s Severance Pay Act in connection with the plant closure. The Defendants filed a notice of removal, thereby creating United States District Court Civil Action C.V. No. 01-236. The case was remanded to state court. The Spinnaker Entities also filed a separate complaint challenging the constitutionality of the Maine Severance Pay Act, United States District Court Civil Action No. 01-232 which later was dismissed by stipulation of the Spinnaker Entities. PACE also filed three separate Motions for Ex-Parte Attachment against the Spinnaker Entities and Lynch. PACE filed the First Motion for Attachment with its original Complaint. PACE sought to attach $1,166,483.44, an amount large enough to cover the claims of all PACE’s members seeking severance. The Court denied that Motion as being premature. PACE then filed a Second Motion against the Spinnaker Entities and Lynch for an attachment large enough to cover the claims of eight individual employees seeking severance pay in the amount of $120,736.27. On August 20, 2001, the Court granted that Motion in the amount of $118,500. On April 4, 2002, PACE subsequently recorded this attachment through UCC-1 filings with the Maine Secretary of State against Lynch Manufacturing and Lynch Corporation. PACE filed a Third Motion for Ex-Parte Attachment on August 29, 2001. This Motion sought an attachment large enough to cover the severance pay claimed by the remaining PACE members, $1,048,003. The Court denied this Motion but permitted PACE the opportunity to obtain an attachment after all defendants had an opportunity to respond and after hearing.

      Before any further action was taken with respect to PACE’s Third Motion for Attachment, the Spinnaker Defendants filed for relief under Chapter 11 of the Bankruptcy Code. Following a series of filings in the United States District Court for the District of Maine and the United States Bankruptcy Court for the District of Maine which, like United States District Court Case No. 01-236, later were dismissed by the parties with prejudice and without costs, PACE’s case continues to proceed against Lynch in Cumberland County Superior Court in Maine on the issue of whether Lynch has liability to PACE’s members under the Maine Severance Pay Act.

      On September 30, 2002, PACE requested a ruling from the Superior Court on its Third Motion for Attachment. On October 21, 2002, Lynch filed a Motion for Summary Judgment which incorporated its prior objection to any attachment. PACE filed an Opposition to Lynch’s Motion for Summary Judgment and a Motion for Leave to Further Amend the Complaint on November 12, 2002. Lynch thereafter filed a Reply Memorandum in Support of its Motion for Summary Judgment on November 26, 2002 and an opposition to PACE’s Motion for Leave to Further Amend the Complaint on December 3, 2002. On December 31, 2002, the Superior Court held a hearing on all pending Motions. The Superior Court requested that arguments focus on Lynch’s Motion for Summary Judgment since the granting of this Motion will render PACE’s Third Motion for Attachment and Motion to Further Amend the Complaint moot. As of the date of this filing, the Superior Court has rendered no decision on Lynch’s Motion for Summary Judgment.

      Lynch believes that, in addition to other defenses, it is not subject to the Maine Severance Pay Act, as now in effect. Management does not believe that the resolution of this case will have a material adverse effect on the Registrant’s consolidated financial condition or operations.

2.	Qui Tam Lawsuit

      Lynch Corporation, Lynch Interactive Corporation (“Interactive”), and several other parties have been named as defendants in a lawsuit brought under the so-called “qui tam” provisions of the federal False Claims Act in the United States District Court for the District of Columbia. The complaint was filed under seal with the court on February 14, 2001, and the seal was lifted on January 11, 2002. The Company was formally served with the complaint on July 9, 2002. The main allegation in the case is that the defendants participated in the creation of “sham” bidding entities that allegedly defrauded the federal Treasury by improperly participating in Federal Communications Commission spectrum auctions restricted to small businesses, as well as obtaining bidding credits in other spectrum auctions allocated to “small” and “very small” businesses. The lawsuit seeks to recover an unspecified amount of damages, which would be subject to mandatory trebling under the statute. On September 19, 2002, Interactive, on behalf of itself and Lynch, filed two Motions with the court: a Motion to Transfer the Action to the Southern District of New York and a Motion to Dismiss the Lawsuit. The relator filed an opposition reply to Interactive’s Motion to Dismiss and, on December 5, 2002, Interactive filed a Reply in Support of Its Motion to Dismiss. As of the date of filing of this report, no hearing had been scheduled on Interactive’s Motions.

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

3.	Spinnaker Chapter 11 Reorganization Proceeding

      While the Spinnaker Chapter 11 reorganization proceeding is still ongoing, the status thereof is not reported herein because, on September 23, 2002, Lynch disposed of its entire remaining interest in Spinnaker and no longer has any economic interest in or affiliation with Spinnaker. See “Item 1. Business — C. Spinnaker.”

Item 4.	Submission of Matters to a Vote of Security Holders

      Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

      The Common Stock of Lynch Corporation is traded on the American Stock Exchange under the symbol “LGL.” The market price highs and lows in consolidated trading of the Common Stock during the two years ended December 31, 2002 and 2001 are as follows:

	Three Months Ended

2002	March 31	June 30	September 30	December 31

High	21.50	17.25	12.51	9.50
Low	14.75	12.25	9.60	5.60

2001	March 31	June 30	September 30	December 31

High	42	30	34.75	23
Low	29	26	23	13

      At March 14, 2003, the Company had 821 shareholders of record.

Compliance with Listing Standards

      On December 11, 2001 American Stock Exchange (“AMEX” or the “Exchange”) advised Lynch that it was initiating an informal review of Lynch’s eligibility for continued listing on AMEX because, based upon AMEX’s review of Lynch’s Form 10-Q for the period ended September 30, 2001: (1) Lynch had shareholders equity of less than $2 million and losses from continuing operations in two of its three most recent fiscal years and (2) Lynch had shareholders equity of less than $4 million and losses in three out of its four most recent fiscal years. AMEX requested Lynch to provide the Exchange with Lynch’s specific plan for achieving compliance with the Exchange’s continued listing guidelines. On January 10, 2002, Lynch responded to the AMEX, explaining that Lynch’s failure to meet the continued listing guidelines was attributable to the fact that, until September 30, 2001, by virtue of its control position in Spinnaker, Lynch was required to consolidate 100% of Spinnaker’s losses and that, in the absence of these losses from Spinnaker, Lynch would have reported positive equity and positive net income for the nine-month period ending September 30, 2001. Lynch further explained that its new management team had taken steps to deconsolidate Spinnaker from Lynch for financial reporting purposes effective from and after September 30, 2001 by reducing Lynch’s equity and voting interests in Spinnaker below 50%. See “Item 1. Business — C. Spinnaker Industries, Inc. — Deconsolidation”. Lynch explained that the deconsolidation of Spinnaker resulted in a non-cash gain of $27.4 million being recorded on September 30, 2001 and also resulted in Lynch retaining a negative investment in Spinnaker of $19.4 million, representing Lynch’s remaining interest in Spinnaker’s accumulated deficit as of September 30, 2001; that this remaining interest represents losses in excess of investment, which has been recorded as a “deferred gain” on Lynch’s balance sheet until such time as Spinnaker achieves profitability or Lynch disposes of its remaining interest in Spinnaker (see Note 1 to the Registrant’s Consolidated Financial Statements — “Basis of Presentation”); that Lynch will not record any additional losses from Spinnaker; that, in Lynch’s view, the $19.4 million “deferred gain” should be treated as equity by AMEX for purposes of assessing Lynch’s compliance with the listing standards; and that, after giving effect to the deconsolidation of Spinnaker, Lynch retains a strong balance sheet. Finally, Lynch explained that management expects Lynch’s business will be profitable and that the current negative equity position of Lynch, even before consideration of the aforementioned deferred gain as additional equity, would be reduced annually and turn positive in fiscal 2004.

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

      On May 28, 2002, Lynch provided the Exchange with the information it requested. Shortly thereafter, the Exchange verbally approved the Company’s continued listing on AMEX. Since the disposition of its remaining Spinnaker investment on September 23, 2002, the Company has met the Exchange’s listing guidelines.

Dividend Policy

      The Board of Directors has adopted a policy of not paying cash dividends, a policy which is reviewed annually. This policy takes into account the long term growth objectives of the Company, especially its acquisition program, shareholders’ desire for capital appreciation of their holdings and the current tax law disincentives for corporate dividend distributions. Accordingly, no cash dividends have been paid since January 30, 1989 and none are expected to be paid in 2003. Substantially all of the subsidiaries’ assets are restricted under the companies’ current credit agreements and limit the companies’ ability to pay dividends.

Equity Compensation Plan Information

      On May 2, 2002, the Company’s shareholders approved the 2001 Equity Incentive Plan and the issuance of up to 300,000 options to purchase shares of Company common stock. The options approved included the grant of 180,000 fully vested options to the Registrant’s Chairman and Chief Executive Officer, Ralph R. Papitto, and 24,000 options that vest over three years starting in 2002 to each of Raymond H. Keller, the Registrant’s Chief Financial Officer, and to Richard E. McGrail, the Registrant’s President and Chief Operating Officer.

      The following table sets forth the Equity Compensation Plan information required by Item 201(d) of Regulation S-K at the end of fiscal 2002:

Number of Securities Remaining
	Number of Securities to Be	Weighted-Average Exercise	Available for Future Issuance
	Issued upon Exercise of	Price of Outstanding	Under Equity Compensation
	Outstanding Options, Warrants	Options, Warrants and	Plans (Excluding Securities
	and Rights	Rights	Reflected in Column (a))

Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	228,000 shares Common Stock	$17.50 per share	72,000 shares Common Stock
Equity compensation plans not approved by security holders	—	—	—
Total	228,000 shares Common Stock	$17.50 per share	72,000 shares Common Stock

Item 6.	Selected Financial Data

LYNCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED SELECTED FINANCIAL DATA
(Adjusted to Reflect Discontinued Operations and Spin Off of Lynch Interactive Corporation)
(In thousands, except per share amounts)

	Year Ended December 31(a)

	2002*	2001*	2000	1999	1998

Revenues	$26,386	$141,073	$219,196	$194,222	$187,644
Operating profit (loss)(b)	16,168	(19,240)	(4,977)	85	4,074
Net financial activities	(80)	(7,357)	(12,751)	(9,528)	(8,392)
Gain (loss) on sale of subsidiary stock and other operating assets	(92)	—	—	—	2,090

Income (loss) from continuing operations before income taxes, minority interests, discontinued operations and extraordinary items	15,996	(26,597)	(17,728)	(9,443)	(2,228)
(Provision) benefit for income taxes	1,967	(358)	2,793	2,544	1,408
Minority interests	—	4,017	9,252	2,647	1,107

Income (loss) from continuing operations before discontinued operations and extraordinary items	17,963	(22,938)	(5,683)	(4,252)	287
Operations of Lynch Interactive Corporation(f)	—	—	—	(7,493)	4,929
Discontinued operations(c)	—	—	—	(572)	(1,859)
Gain on sale of Spinnaker’s industrial tape segment(c)	—	—	—	10,431	—
Extraordinary items(d)	—	—	2,245	303	—

Net income (loss)	$17,963	$(22,938)	$(3,438)	$(1,583)	$3,357

Per Common Share:(e)
Income (loss) from continuing operations before discontinued operations and Extraordinary items:
Basic	$11.99	$(15.24)	$(3.81)	$(3.00)	$.20
Diluted	11.99	(15.24)	(3.81)	(3.00)	.20
Net income (loss):
Basic	11.99	(15.24)	(2.31)	(1.12)	2.37
Diluted	11.99	(15.24)	(2.31)	(1.12)	2.37
Cash, cash equivalents and marketable securities(g)	$6,847	$4,247	$10,543	$13,106	$1,132
Restricted cash(g)(h)	1,125	4,703	6,500	56,026	—
Total assets (net of discontinued Operations)(c)(f)(g)	23,430	31,615	162,820	211,192	251,658
Long-term debt, exclusive of current portion(g)	1,089	1,678	61,350	116,765	126,976
Shareholders’ (deficiency) equity(f)(g)	10,934	(7,451)	15,432	15,991	11,441

Notes:

*	Effective September 30, 2001, the Company’s ownership and voting interest of Spinnaker Industries, Inc. was reduced to 41.8% and 49.5% respectively, due to the disposition of shares of Spinnaker. As a result, effective September 30, 2001, the Company relinquished control of Spinnaker and has deconsolidated

Spinnaker. On September 23, 2002, the Company disposed of its remaining interest in Spinnaker. See Note 1 to the Consolidated Financial Statements — “Basis of Presentation”.

(a)	The data presented herein reflect the spin off of Lynch Interactive Corporation (Interactive) from the Company and the sale by Spinnaker Industries, Inc. (Spinnaker), of its industrial tape units, all of which transactions occurred in the third quarter of 1999. Accordingly, the operating results of both Interactive and the industrial tape segment have been segregated from continuing operations of the Company and are reported as separate line items. The data presented also includes results of the business acquired from S.D. Warren (name changed Spinnaker Coating-Maine, Inc.) from March 17, 1998, the date of its acquisition and Champion Technologies, Inc. from October 18, 2002, the date of its acquisition.

(b)	Operating profit (loss) is revenues less operating expenses, which excludes investment income, interest expense, extraordinary items, minority interests and taxes. Included are asset impairment and restructuring charges and the gain on deconsolidation (see Note g).

(c)	Discontinued operations of the industrial tape segment of Spinnaker Corporation. (See Note 4 to Financial Statements).

(d)	Gain on early extinguishments of debt at Spinnaker in 2000 and 1999.

(e)	Based on weighted average number of common shares outstanding.

(f)	No cash dividends have been declared over the period. In 1999 for each share of Lynch Common Stock, shareholders received one share of Lynch Interactive Corporation in a Spin Off of the multimedia and transportation business (see Note 4 to Financial Statements — “Discontinued Operations”.)

(g)	2002 and 2001 exclude Spinnaker Industries as a result of the September 30, 2001 deconsolidation of Spinnaker resulting from the Company’s disposition of shares of Spinnaker that reduced its ownership and voting interest of Spinnaker Industries, Inc. to 41.8% and 49.5% respectively, and the Company’s subsequent disposition of its remaining interest in Spinnaker on September 23, 2002.

(h)	See discussion of Restricted Cash and Notes Payable and Long-Term Debt in Note 6 to the Consolidated Financial Statements.

(i)	For three year trend data of revenues and operating profit (loss) by segment, see Note 15 to the Consolidated Financial Statements — “Segment Information”.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Accounts Receivable

      Accounts receivable on a consolidated basis consist principally of amounts due from both domestic and foreign customers. Credit is extended based on an evaluation of the customer’s financial condition and collateral is not generally required except at Lynch Systems. The Company considers concentrations of credit risk to be minimal due to the Company’s diverse customer base. In relation to export sales, the Company requires letters of credit supporting a significant portion of the sales price prior to production to limit exposure to credit risk. Certain subsidiaries and business segments have credit sales to industries that are subject to cyclical economic changes. The Company maintains an allowance for doubtful accounts at a level that management believes is sufficient to cover potential credit losses.

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We base our estimates on our historical collection experience, current trends, credit policy and relationship of our accounts receivable and revenues. In determining these estimates, we examine historical write-offs of our receivables and review each client’s account to identify any specific customer collection issues. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Our failure to estimate accurately the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, and results of operations.

Inventory Valuation

      Inventories are stated at the lower of cost or market value. Inventories valued using the last-in, first-out (LIFO) method comprised approximately 63% and 58% of consolidated inventories at December 31, 2002 and 2001, respectively. The balance of inventories at December 31, 2002 and 2001 are valued using the first-in-first-out (FIFO) method. If actual market conditions are more or less favorable than those projected by management, adjustments may be required.

Revenue Recognition and Accounting for Long-Term Contracts

      Revenues, with the exception of certain long-term contracts discussed below, are recognized upon shipment when title passes. Shipping costs are included in manufacturing cost of sales.

      Lynch Systems, a 100% owned subsidiary of the Company, is engaged in the manufacture and marketing of glass-forming machines and specialized manufacturing machines. Certain sales contracts require an advance payment (usually 30% of the contract price) which is accounted for as a customer advance. The contractual sales prices are paid either (i) as the manufacturing process reaches specified levels of completion or (ii) based on the shipment date. Guarantees by letter of credit from a qualifying financial institution are required for most sales contracts. Because of the specialized nature of these machines and the period of time needed to complete production and shipping, Lynch Systems accounts for these contracts using the percentage-of-completion accounting method as costs are incurred compared to total estimated project costs (cost to cost basis). At December 31, 2002 and 2001, unbilled accounts receivable (included in accounts receivable) were $0.7 million and $5.3 million, respectively.

      The percentage of completion method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and milestones set in the contract. Financial management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, financial management is updated on the budgeted costs and required resources to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. In the past, we have occasionally been required to commit unanticipated additional resources to complete projects, which have resulted in lower than anticipated profitability or losses on those contracts. We may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probably and can be reasonably estimated. To date, such losses have not been significant.

Warranty Expense

      Lynch Systems provides a full warranty to world-wide customers who acquire machines. The warranty covers both parts and labor and normally covers a period of one year or thirteen months. Based upon experience, the warranty accrual is based upon three to five percent of the selling price of the machine. The Company periodically assesses the adequacy of the reserve and adjusts the amounts as necessary.

Balance, beginning of the period	$1,608
Warranties issued during the period	894
Settlements made during the period	(508)
Changes in liabilities for pre-existing warranties during the period, including expirations	(399)

Balance, end of the period	$1,595

Income Taxes

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recorded for deferred tax assets whose realization is not likely. As of December 31, 2002 and December 31, 2001, a valuation allowance of $1.0 million and $0.9 million, respectively, was recorded.

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

Earnings Per Share and Stock Based Compensation

      The Company’s basic and diluted earnings per share are equivalent as the Company has no dilutive securities.

      At December 31, 2002, the Company has a stock-based employee compensation plan which is described in Note 9 to the Consolidated Financial Statements — “Stock Options Plans”. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company provides pro forma disclosures of the compensation expense determined under the fair value provisions of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation.” See Notes 1 and 9 to the Consolidated Financial Statements.

Recent Issued Accounting Pronouncements

      In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Indebtedness of Others. FIN 45 will significantly change current practice in the accounting for, and disclosure of, guarantees. FIN 45 requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probably and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies (FAS 5). FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice.

      The Company presently guarantees (unsecured) the SunTrust Bank loans of its subsidiary, Lynch Systems, and has guaranteed a Letter of Credit issued to the First National Bank of Omaha on behalf of its subsidiary, M-tron Industries, Inc. (see Note 6 to the Consolidated Financial Statements — “Notes Payable to Banks and Long-term Debt”). These guarantees are subject to FIN 45’s disclosure requirement only. As of December 31, 2002, there were no obligations to the SunTrust Bank. As of December 31, 2002, the $1,000,000 Letter of Credit issued by Fleet Bank to The First National Bank of Omaha was secured by a $1,125,000 deposit in a Fleet Bank Treasury Fixed Income Fund. (See “Restricted Cash” included in Note 1 to the Consolidated Financial Statements.)

      There are no other financial, performance, indirect guarantees or indemnification agreements.

      In July 2002 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under SFAS 146, an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. SFAS 146 also establishes fair value as the objective for initial measurement of the liability. Severance pay would be recognized over time rather than up front if the benefit arrangement requires employees to render future service beyond a “minimum retention period.” The liability for severance pay would be recognized as employees render service over the future service period, even if the benefit formula used to calculate an employee’s termination benefit is based on length of service. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. The Company will adopt SFAS 146 for exit or disposal activities that are initiated after December 31, 2002.

      On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), which amends the disclosure provisions of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and APBN opinion No. 28, “Interim Financial Reporting” (“APB 28”). SFAS 148 requires expanded disclosures within the Company’s Summary of Significant Accounting Policies and within the Company’s condensed consolidated interim financial information filed on Form 10-Q. SFAS 148’s annual disclosure requirements are effective for the fiscal year ending December 31, 2002. SFAS 148’s amendment of the disclosure requirements of APB 28 is effective for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002. See Note 10 to the Consolidated Financial Statements — “Shareholders Equity”.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the interim period beginning after June 15, 2003. The Company has not yet completed its assessment of the impact that FIN 46 will have on the Consolidated Financial Statements.

Results of Operations

Year 2002 Compared to 2001 (including Results of Spinnaker for the nine months ended September 30, 2001)

      Effective September 30, 2001, the Company’s ownership and voting interest of Spinnaker Industries, Inc. was reduced to 41.8% and 49.5% respectively, due to the disposition of shares of Spinnaker. As a result, effective September 30, 2001, the Company relinquished control of Spinnaker and has deconsolidated Spinnaker. On September 23, 2002, Lynch disposed of its remaining interest in Spinnaker. See Note 1 to the Consolidated Financial Statements — “Basis of Presentation”. Accordingly, Spinnaker results of operations have only been included for nine months in 2001.

Net Sales

      Consolidated revenues for the year ended December 31, 2002 were $26.4 million, a reduction of $114.7 million from Fiscal Year 2001, due mainly to the previously described deconsolidation of Spinnaker. Spinnaker’s net sales for the nine month period ending September 30, 2001 of $93.4 million accounted for 81% of the year over year unfavorable revenue variance.

      Lynch Systems’ revenues declined by $11.1 million, or 42.5%, to $15.0 million due to low order in-flow. In spite of a substantial increase in quotations, producers of television and computer-monitor screens and other devices that incorporate electronic display did not order glass press machines. Sales of glass press machines and their related spare parts of $13.4 million were $7.3 million less than 2001. In addition, tableware machine sales of $0.7 million were $2.4 million less than last year, reflecting world-wide weaknesses in the glass industry. The remaining reduction of $1.4 million was related to various businesses and due to general weakness in the economy.

      Due to these industry weaknesses, Lynch Systems’ backlog declined by $8.0 million from December 31, 2001 to $3.9 million at December 31, 2002. See Note 17 to the Consolidated Financial Statements — “Subsequent Events” relating to increases in the backlog in early 2003.

      M-tron’s served market, the infrastructure segment of the telecommunications industry, continued to be deeply depressed by the major correction of world-wide overcapacity caused by the internet bubble. M-tron could not overcome the dramatic reduction in spending by its customers who use M-tron’s quartz crystals and oscillators in their communication and networking equipment. As a result, M-tron suffered a sales decline of $10.2 million, or 47.2%, from $21.6 in 2001 to $11.4 million in 2002. Partly as a result of the Company’s acquisition of Champion Technologies, Inc., described in Note 2 to the Consolidated Financial Statements, M-tron’s December 31, 2002 backlog improved by $0.9 million to $2.3 million from the prior year-end backlog of $1.4 million.

Operating Profit

      Consolidated operating profit was $16.2 million in 2002, compared to an operating loss of $19.2 million in 2001. Fiscal 2002 operating profit includes a $19.4 million gain on deconsolidation of Spinnaker, while 2001 results included an operating loss of $19.8 million at Spinnaker, which included an asset impairment and restructuring charge of $41.7 million, and a $27.4 million gain on deconsolidation (see Note 1 to the Consolidated Financial Statements — “Basis of Presentation”).

      M-tron’s operating loss of $2.6 million was equivalent to the 2001 loss of $2.5 million despite a 47.1% reduction in sales. Personnel reductions throughout 2002 (108 personnel at December 31, 2002 versus 136 personnel at December 31, 2001), and salary rate reductions helped to control costs.

      Lynch Systems 2002 operating profit of $0.9 million was less than 2001 by $3.8 million due to $11.1 million, or 42%, less revenue that included the loss of higher margin repair parts business. To help offset the 42% decline in revenue, headcount at Lynch Systems was reduced to 70 at December 31, 2002 from 100 at December 31, 2001.

Other Income/ Expense

      Investment income of $121,000 at December 31, 2002 represented a reduction of $263,000 from the previous year, of which $184,000 was attributable to Spinnaker. Low interest rates on invested funds was also a factor in reducing investment income.

      Interest expense of $201,000 was $7.5 million less than the prior year, primarily due to Spinnaker, which represented $7.4 million of 2001’s interest expense.

      Other expense of $92,000 was mainly the result of a $108,000 loss on disposing certain fixed assets at Lynch Systems, offset by foreign exchange gains and fees received from Champion’s lending bank for collecting accounts receivable on its behalf.

      Income tax benefit (expense) includes federal, state and local taxes. Because the 2002 gain on deconsolidation in the amount of $19.4 million is non-taxable, the Company incurred a taxable loss of $3.4 million. As a result, the Company recorded a tax benefit of $2.0 million which includes a $0.9 million tax benefit as a result of a capital loss carry-back on the Company’s investment in Spinnaker Industries. This investment was disposed of on September 23, 2002. In spite of a net loss for the year 2001, there was a $358,000 tax expense as Spinnaker’s loss did not provide any tax benefits to Lynch.

      There was no minority interest income or losses in 2002. However, minority interests reduced fiscal 2001 losses by $4.0 million as a result of losses at Spinnaker that were allocable to the minority interests to the extent of their investment in Spinnaker.

      Net income for the year ended December 31, 2002 was $18.0 million, or $11.99 per share, which compared to a net loss of $22.9 million or ($15.24) per share for the same period of 2001. 2002 net income of $18.0 million was due primarily to the $19.4 million gain on the final deconsolidation of Spinnaker Industries.

      The net loss for the year ended December 31, 2001 of $22.9 million was due primarily to Spinnaker’s 9 month loss of $54.5 million that was partly offset by the $27.4 million that gain on deconsolidation. See Note 1 to the Consolidated Financial Statements — “Basis of Presentation”.

      Total backlog of manufactured products at December 31, 2002 was $6.2 million, which represents a decrease of $7.2 million from the comparable backlog of $13.4 million at December 31, 2001. Not included in this backlog is $1.3 million and $1.5 million at December 31, 2002 and 2001 respectively, representing a payment from a customer for a glass press order at Lynch Systems which was subsequently cancelled. The customer can use this amount for future orders and, if not utilized, will be forfeited to Lynch Systems in 2003. The backlog at Lynch Systems declined sharply from $12.0 million to $3.9 million due to depressed demand from the CRT and tableware industries (see Note 17 to the Consolidated Financial Statements — “Subsequent Events”). Meanwhile, the backlog at M-tron increased to $2.3 million from $1.4 million due to the acquisition of Champion Technologies, Inc. in October 2002.

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

      Lynch Systems’ revenues increased by 10% to $26.1 million due to increased order flow and sales of glass press machines used mainly by the producers of television and computer-monitor screens and other devices that incorporate electronic display. M-tron’s served market, the infrastructure segment of the telecommunications industry, was deeply depressed by the major correction of overcapacity caused by the internet bubble.

M-tron could not overcome the dramatic reduction in spending by its customers and suffered a sales decline from $39.8 million in 2000 to $21.6 million in 2001.

Operating Loss

      Operating loss for 2001 was $19.2 million compared to an operating loss of $5.0 million in 2000. Spinnaker’s nine-month operating loss was $47.3 million compared to an operating loss of $9.5 million in 2000. Spinnaker’s operating results primarily reflect lower operating margins due to lower selling prices attributable to excess capacity and a weak general economy. Spinnaker recognized restructuring charges affiliated with its Coating business, during the first nine months of 2001 of $38.3 million compared to $2.7 million in 2000. The 2001 restructuring charge was for the closing of the Spinnaker Coating facility in Westbrook, Maine. Non-cash asset impairment charges of $36.8 million (goodwill $20.8 million; fixed assets $16.0 million) accounted for the majority of the $38.3 million restructuring cost. The Company also recorded a $27.4 million gain on deconsolidation of Spinnaker as discussed in Note 1 to the Consolidated Financial Statements. Subsequent to the Company’s deconsolidation of Spinnaker, Spinnaker filed for Chapter 11 bankruptcy protection in November, 2001.

      M-tron’s operating profit declined by $5.9 million from a profit of $3.3 million to a loss of $2.6 million. In spite of a 54 percent reduction in headcount and a further curtailment in hours worked, M-tron could not compensate for the 46 percent reduction in sales and lower selling prices. M-tron’s 2000 and 2001 profits were also impacted by IPO/ Rights offering costs of $341,000 and $266,000, respectively. M-tron’s 2001 earnings were also reduced by a product issue with a long time contract manufacturer. M-tron provided reserves for this product issue totaling $295,000 at December 31, 2001. In addition, M-tron wrote down its inventories by $675,000 due to the sudden drop in demand that started in March, 2001. Lynch Systems operating profit increased by $1.9 million to $4.8 million due to increased order volume and cost controls that enabled Lynch Systems to improve its return on sales by 6 percentage points.

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

      Net loss for the year ended December 31, 2001 was $22.9 million, or ($15.24) per share, which compares to the net loss of $3.4 million, or ($2.31) per share, for the same period of 2000, and was due primarily to Spinnaker’s 9 month loss of $54.5 million that was partly offset by the $27.4 million gain on deconsolidation. See Note 1 to the Consolidated Financial Statements — “Basis of Presentation”.

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

Liquidity and Capital Resources

      The discussion below excludes the impact of Spinnaker, which was deconsolidated at September 30, 2001 and disposed of in September 2002 as discussed in Note 1 to the Consolidated Financial Statements — “Basis of Presentation”. Thus, the discussion below reflects liquidity and capital resource matters for the Company’s remaining consolidated subsidiaries at December 31, 2002 and December 31, 2001.

      At December 31, 2002, the Company had current assets of $18.2 million and current liabilities of $10.2 million. Working capital was therefore $8.0 million as compared to $9.6 million at December 31, 2001. The ratio of current assets to current liabilities was 1.79 to 1.00 at December 31, 2002, as compared to 1.59 to 1.00 ratio at December 31, 2001, an improvement of 0.20 to 1.00. Customer advances (current liability) declined $5.6 million, essentially offsetting the $6.3 million reduction in trade receivables (current assets).

      Cash provided by operating activities was approximately $3.6 million in 2002 compared to cash provided of approximately $10.2 million in 2001, primarily resulting from operating losses.

      Capital expenditures, on a comparable basis, were $0.2 million in 2002 and $0.6 million in 2001. The Company anticipates that it will have sufficient cash flow from operations and borrowing availability under various credit facilities at the subsidiaries to fund near-term capital expenditures.

      At December 31, 2002, total debt of $4.1 million was $0.8 million more than total debt at December 31, 2001 of $3.3 million. The increase in debt is primarily due to a $1.1 million increase in M-tron’s 2002 revolving credit loan that was used to finance operating losses and purchase certain Champion Technology, Inc. assets. (See Note 2 to the Consolidated Financial Statements — “Acquisitions”.) Debt outstanding at December 31, 2002 included $0.9 million of fixed rate debt at an 5.6% interest rate, and $3.2 million of variable rate debt (year end 2002 average rate of 4.7%). On May 30, 2002, Lynch Systems entered into an agreement with a bank for a $7 million line of credit to be used for the issuance of standby letters of credit and/or up to $2 million revolving credit. This line of credit is secured by accounts receivable and inventories. Amounts available under this line of credit will be used to fund letters of credit securing customer advances, certain warranty coverages and working capital. On August 31, 2002, M-tron entered into an amended credit agreement with its bank to set its revolving loan credit line at $3.0 million.

      Restrictions on dividends under the M-tron loan with First National Bank of Omaha disallow distributions to the parent company without consent of the bank. Lynch Systems, under its loan with Sun Trust Bank, may pay a cash dividend to the parent company equal to 50% of LS’s net income for the prior fiscal year. Under the M-tron loan agreement, advances to the parent company are disallowed without the prior written consent of the lending bank. Under its loan agreement, LS may pay an annual management fee to the parent company in an amount not to exceed $250,000. In addition, LS may reimburse the parent company for expenses and taxes paid by the parent on behalf of LS.

      The M-tron revolving credit agreement matures on April 30, 2003. The Company and M-tron are currently in negotiations with First National Bank of Omaha to renew the line of credit.

      At December 31, 2002, the Company’s total cash, cash equivalents and investments in marketable securities total $8.0 million (including $1.1 million of restricted cash). In addition, the Company had a consolidated total $2.0 million borrowing capacity under LS’s revolving line of credit. Therefore, gross cash and securities and availability under the Lynch Systems loan total $10 million and exceed the outstanding debt of $4.1 million by $5.9 million. In the near term, the Company expects to receive a $0.5 million cash tax benefit through carry-backs for prior periods operating losses. The Company presently does not guarantee M-tron’s bank debt. The parent company has provided an unsecured guarantee of Lynch Systems debt to Sun Trust Bank.

      Funding for the Champion transaction was provided by the South Dakota Board of Economic Development (funded on January 2, 2003), Yankton Area Progressive Growth, Inc. and the Areawide

Business Council in the amount of $296,000, $250,000, and $100,000 respectively. These loans, which total $646,000 are secured by M-tron’s real estate and have maturity dates of December 19, 2007; April 21, 2005; and November 10, 2007 respectively. Principal payments under three loans will total $133,000 in 2003. The average interest rate in 2003 for these fixed rate loans will be 2.23%. (See Note 6 to the Consolidated Financial Statements — “Notes Payable to Bank and Long-term Debt”).

      The Board of Directors has adopted a policy of not paying cash dividends, a policy which is reviewed annually. This policy takes into account the long term growth objectives of the Company, especially its acquisition program, shareholders’ desire for capital appreciation of their holdings and the current tax law disincentives for corporate dividend distributions. Accordingly, no cash dividends have been paid since January 30, 1989 and none are expected to be paid in 2003. (See Note 6 to the Consolidated Financial Statements — “Notes Payable to Banks and Long Term Debts” — for restrictions on the companies assets).

      Details of the Company’s contractual obligations for long-term debt and losses are as follows (see Notes 6 and 14 to the Consolidated Financial Statements):

		Payments Due By Period

	Total	2003	2004	2005	2006	2007+

Revolving Credit Loan	$2,228	$2,228	$—	$—	$—	$—
Long-term Debt	1,921	832	956	59	9	65
Operating Leases	697	253	199	150	95	—

TOTAL	$4,846	$3,313	$1,155	$209	$104	$65

Market Risk

      The Company is exposed to market risk relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amounts of interest earned on the Company’s cash equivalents and short-term investments (approximately $7.1 million at December 31, 2002). The Company generally finances the debt portion of the acquisition of long-term assets with fixed rate, long-term debt. The Company does not use derivative financial instruments for trading or speculative purposes. Management does not foresee any significant changes in the strategies used to manage interest rate risk in the near future, although the strategies may be reevaluated as market conditions dictate. There has been no significant change in market risk since December 31, 2002.

      Since the Company’s international sales are in U.S. Dollars, there is no monetary risk.

      At December 31, 2002, approximately $3.2 million of the Company’s debt bears interest at variable rates. Accordingly, the Company’s earnings and cash flows are slightly affected by changes in interest rates. Assuming the current level of borrowings for variable rate debt, and assuming a two percentage point increase in the 2002 average interest rate under these borrowings, it is estimated that the Company’s interest expense would change by less than $0.1 million. In the event of an adverse change in interest rates, management would take actions to further mitigate its exposure.

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

      See Item 15(a).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this Item 10 is included under the caption “Executive Officers of the Registrant” in Item 1 hereof and included under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Registrant’s Proxy Statement for its Annual Meeting of Shareholders for 2003, which information is incorporated herein by reference.

      The Registrant’s audit committee chairman, Mr. Anthony R. Pustorino, is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K. Mr. Pustorino is “independent” as defined in the American Stock Exchange Listing Standards.

      The Registrant has adopted a code of ethics, within the meaning of Item 406(b) of Regulation S-K, which applies to its Chief Executive Officer and Chief Financial Officer. A copy of the code of ethics is filed as an Exhibit to this annual report.

Item 11.	Executive Compensation

      The information required by this Item 11 is included under the captions “Compensation of Directors,” “Executive Compensation,” “Executive Compensation and Benefits Committee Report on Executive Compensation” and “Performance Graph” in Registrant’s Proxy Statement for its Annual Meeting of Shareholders for 2003, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item 12 is included under the caption “Security Ownership of Certain Beneficial Owners and Management,” in the Registrant’s Proxy Statement for its Annual Meeting of Shareholders for 2003, which information is included herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item 13 is included under the caption “Executive Compensation”, and “Transactions with Certain Affiliated Persons” in the Registrant’s Proxy Statement for its Annual Meeting of Shareholders for 2003, which information is included herein by reference.

Item 14.	Controls and Procedures

      Within the 90-day period prior to the filing of this report, Lynch management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-14(c). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the date of that evaluation. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART IV

Item 15.	Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this Form 10-K Annual Report:

(1) Financial Statements:

The Report of Independent Auditors and the following Consolidated Financial Statements of the Company are included herein:

Consolidated Balance Sheets at December 31, 2002 and 2001

Consolidated Statements of Operations — Years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Shareholders’ Equity — Years ended December 31, 2002, 2001, and 2000

Consolidated Statements of Cash Flows — Years ended December 31, 2002, 2001, and 2000

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules as of December 31, 2002 and 2001 and for the three years ended December 31, 2002:

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

      See Page 2 above re Forward Looking Information.

      (b) Reports on Form 8-K: A report on Form 8-K was filed on October 1, 2002 describing Lynch’s disposition of its entire remaining shareholdings in Spinnaker.

      (c) The following Exhibits listed in the Exhibit Index are filed with this Form 10-K Annual Report:

10(z) — Amended and Restated Credit Agreement by and between Lynch Systems, Inc. and SunTrust Bank dated as of June 10, 2002.

10(aa) — Unlimited Continuing Guaranty Agreement by Guarantor, Lynch Corporation, dated June 10, 2002.

10(bb) — Restated Loan and Security Agreement by and between M-tron Industries, Inc. and First National Bank of Omaha dated August 31, 2001.

10(cc) — First Amendment to Restated Loan and Security Agreement by and between M-tron Industries, Inc. and First National Bank of Omaha dated August 31, 2002.

14 — Business Conduct (Ethics) Policy.

21 — Subsidiaries of the Registrant.

23 — Consent of Ernst & Young LLP.

24 — Powers of Attorney.

      (d) Financial Statement Schedules:

          Financial Statement Schedules are listed in response to Item 15(a)(2)

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors

Lynch Corporation

      We have audited the accompanying consolidated balance sheets of Lynch Corporation and subsidiaries (“Lynch Corporation” or the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lynch Corporation and subsidiaries at December 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statements schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP

Providence, Rhode Island

March 7, 2003

LYNCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2002	2001

	(In thousands, except share
	amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$5,986	$4,247
Restricted cash (Note 1)	1,125	4,703
Investments — Marketable Securities	861	—
Trade accounts receivable, less allowances of $91 and $118, respectively (Note 1)	3,524	9,818
Inventories	5,624	5,260
Recoverable income taxes	532	—
Deferred income taxes	207	988
Prepaid expense	324	606

Total Current Assets	18,183	25,622
Property, Plant and Equipment
Land	291	291
Buildings and improvements	4,198	4,158
Machinery and equipment	11,841	11,949

	16,330	16,398
Less: Accumulated depreciation	11,504	10,942

	4,826	5,456
Other assets	421	537

Total Assets	$23,430	$31,615

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable to banks	$2,228	$1,086
Trade accounts payable	927	1,717
Accrued warranty expense	1,595	1,608
Accrued compensation expense	921	1,549
Accrued income taxes	1,053	586
Accrued professional fees	327	292
Accrued commissions	214	786
Margin liability on marketable securities	251	—
Other accrued expenses	659	1,145
Customer advances	1,147	6,781
Current maturities of long-term debt	832	521

Total Current Liabilities	10,154	16,071
Long-term debt	1,089	1,678
Deferred income taxes	—	578
Other long-term liabilities	1,253	1,319

Total Liabilities	12,496	19,646
Loss in Excess of Investment (Note 1)	—	19,420
Commitments and Contingencies (Note 14)
Shareholders’ (Deficiency) Equity
Common stock, $0.01 par value — 10,000,000 shares authorized; 1,513,191 shares issued; 1,497,883 shares outstanding	15	15
Additional paid-in capital	15,645	15,527
(Accumulated deficit)	(4,570)	(22,533)
Accumulated other comprehensive Income (Loss)	302	(2)
Treasury stock of 15,308 shares at cost	(458)	(458)

Total Shareholders’ (Deficiency) Equity	10,934	(7,451)

Total Liabilities and Shareholders’ (Deficiency) Equity	$23,430	$31,615

*	Effective September 30, 2001, the Company’s ownership and voting interest of Spinnaker Industries, Inc. was reduced to 41.8% and 49.5% respectively, due to the disposition of shares of Spinnaker. As a result, effective September 30, 2001, the Company relinquished control of Spinnaker and has deconsolidated Spinnaker. On September 23, 2002, the Company disposed of its remaining interest in Spinnaker. See Note 1 to the Consolidated Financial Statements — “Basis of Presentation”.

LYNCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2002	2001	2000

	(In thousands, except share and per-share
	amounts)
SALES AND REVENUES	$26,386	$141,073	$219,196
Costs and expenses:
Manufacturing cost of sales	19,437	130,290	192,980
Selling and administrative	10,201	19,157	28,485
Asset impairment and restructuring charges	—	38,272	2,708

	29,638	187,719	224,173
Gain on deconsolidation (Note 1)	19,420	27,406	—

OPERATING PROFIT (LOSS)	16,168	(19,240)	(4,977)
Other income (expense):
Investment income	121	384	1,481
Interest expense	(201)	(7,741)	(11,432)
Other expense	(92)	—	—
Impairment of Spinnaker’s investment in warrants	—	—	(2,800)

	(172)	(7,357)	(12,751)

INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTERESTS, AND EXTRAORDINARY ITEM	15,996	(26,597)	(17,728)
(Provision) Benefit for income taxes	1,967	(358)	2,793
Minority interests	—	4,017	9,252

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	17,963	(22,938)	(5,683)
EXTRAORDINARY ITEM
Gain on early extinguishments of debt (less income tax provision of $2,612 and minority interest of $2,472)	—	—	2,245

NET INCOME (LOSS)	$17,963	$(22,938)	$(3,438)

Weighted average shares outstanding	1,497,900	1,505,300	1,491,000
Basic and diluted income (loss) per share:
Before extraordinary item	$11.99	$(15.24)	$(3.81)
Extraordinary item	—	—	1.51

NET INCOME (LOSS)	$11.99	$(15.24)	$(2.30)

*	Effective September 30, 2001, the Company’s ownership and voting interest of Spinnaker Industries, Inc. was reduced to 41.8% and 49.5% respectively, due to the disposition of shares of Spinnaker. As a result, effective September 30, 2001, the Company relinquished control of Spinnaker and has deconsolidated Spinnaker. On September 23, 2002, the Company disposed of its remaining interest in Spinnaker. See Note 1 to the Consolidated Financial Statements — “Basis of Presentation”.

      See accompanying notes

LYNCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Years Ended December 31, 2002

	Shares of					Accumulated
	Common		Additional		Officer’s	Other
	Stock	Common	Paid-In	Retained	Note	Comprehensive	Treasury
	Outstanding	Stock	Capital	Earnings	Receivable	Income	Stock	Total

	(In thousands except for shares of common stock)
BALANCE AT DEC. 31, 1999	1,410,183	5,139	8,302	3,843	$0	(40)	(1,253)	15,991
Comprehensive Income (Loss):
Net loss for year	—	—	—	(3,438)	—	—	—	(3,438)
Other comprehensive loss	—	—	—	—	—	(31)	—	(31)

Comprehensive Loss								(3,469)
Issuance of Common Stock	100,000	—	1,809	—	—	—	1,191	3,000
Capital transactions of Lynch Systems	—	—	292	—	—	—	—	292
Loan to Officer to buy Common Stock	—	—	—	—	(382)	—	—	(382)

BALANCE AT DEC. 31, 2000	1,510,183	$5,139	$10,403	$405	$(382)	$(71)	$(62)	$15,432
Comprehensive Income (Loss):
Net loss for year	—	—	—	(22,938)	—	—	—	(22,938)
Other comprehensive income	—	—	—	—	—	69	—	69

Comprehensive Loss								(22,869)
Acquisition of Treasury Stock	(12,300)	—	—	—	382	—	(396)	(14)

BALANCE AT DEC. 31, 2001	1,497,883	$5,139	$10,403	$(22,533)	$—	$(2)	(458)	$(7,451)
Assign $0.01 par value (Note 10)	—	(5,124)	5,124	—	—	—	—	—
Comprehensive Income (Loss):
Net income for year	—	—	—	17,963	—	—	—	17,963
Other comprehensive Income	—	—	—	—	—	304	—	304

Comprehensive Income								18,267
Unredeemed minority interest Shares	—	—	118	—	—	—	—	118

BALANCE AT DEC. 31, 2002	1,497,883	$15	$15,645	$(4,570)	$—	$302	(458)	$10,934

*	Effective September 30, 2001, the Company’s ownership and voting interest of Spinnaker Industries, Inc. was reduced to 41.8% and 49.5% respectively, due to the disposition of shares of Spinnaker. As a result, effective September 30, 2001, the Company relinquished control of Spinnaker and has deconsolidated Spinnaker. On September 23, 2002, the Company disposed of its remaining interest in Spinnaker. See Note 1 to the Consolidated Financial Statements — “Basis of Presentation”.

      See accompanying notes.

LYNCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
OPERATING ACTIVITIES
Net income (loss)	$17,963	$(22,938)	$(3,438)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations:
Restricted Operating Cash	4,703	1,797	—
Gain on deconsolidation	(19,420)	(27,406)	—
Loss on disposal of fixed assets	145	—	—
Loss on donation of shares	—	366	—
Asset impairment and restructuring charges	—	38,272	—
Extraordinary item, net	—	—	(2,245)
Depreciation	1,044	4,315	6,734
Amortization of definite-lived intangible assets	206	244	1,001
Amortization of deferred financing charges	—	703	876
Deferred taxes	203	501	1,846
Recoverable income taxes	(532)	—	—
Minority interests	—	(4,017)	(7,072)
Other	—	761	2,800
Changes in operating assets and liabilities:
Receivables	6,294	10,861	(10,377)
Inventories	194	13,430	(3,459)
Accounts payable and accrued liabilities	(7,621)	(14,269)	10,112
Other assets/liabilities	414	4,727	(212)

Net cash provided by (used in) operating activities	3,593	7,347	(3,434)
INVESTING ACTIVITIES
Acquisition of minority interest (Note 7)	(220)	—	—
Capital Expenditures	(223)	(1,104)	(4,323)
Restricted Investing Cash	(1,125)	—	49,526
Reduction in cash due to deconsolidation	—	(5,728)	—
Acquisition (See Note 2)	(850)	—	—
Purchase of marketable securities	(306)	—	—
Other	(214)	(860)	(767)

Net cash provided by (used in) investing activities	(2,938)	(7,692)	44,436
FINANCING ACTIVITIES
Net borrowings (repayments) of notes payable	1,453	(7,587)	7,110
Repayment of long-term debt	(369)	(420)	(53,433)
Proceeds from long-term debt	—	1,987	—
(Purchase) sale of treasury stock	—	—	1,191
Issuance of common stock	—	—	1,809
Other	—	69	(242)

Net cash provided by (used in) financing activities	1,084	(5,951)	(43,565)

Increase (decrease) in cash and cash equivalents	1,739	(6,296)	(2,563)
Cash and cash equivalents at beginning of year	4,247	10,543	13,106

Cash and cash equivalents at end of year	$5,986	$4,247	$10,543

*	Effective September 30, 2001, the Company’s ownership and voting interest of Spinnaker Industries, Inc. was reduced to 41.8% and 49.5% respectively, due to the disposition of shares of Spinnaker. As a result, effective September 30, 2001, the Company relinquished control of Spinnaker and has deconsolidated Spinnaker. On September 23, 2002, the Company disposed of its remaining interest in Spinnaker. See Note 1 to the Consolidated Financial Statements — “Basis of Presentation”.

      See accompanying notes

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

1.	Accounting and Reporting Policies

Organization

      Lynch Corporation (the “Company” or “Lynch”) is a diversified holding company with subsidiaries engaged in manufacturing primarily in the United States. The Company has two wholly-owned subsidiaries, Lynch Systems, Inc. (“Lynch Systems”) and M-tron Industries, Inc. (“M-tron”) and until September 23, 2002 an investment in Spinnaker Industries, Inc. (“Spinnaker”); see discussion below. Information on the Company’s operations by segment and geographic area is included in Note 15 — “Segment Information”.

Basis of Presentation

      Prior to September 30, 2001, the Company owned 47.6% of the equity of Spinnaker (60.4% voting control), an entity engaged in the manufacture of adhesive-backed material. Under accounting principles generally accepted in the United States, Spinnaker was a consolidated entity and the Company was required to record all of the losses of Spinnaker since the non-Company investors interests were not required to absorb their share of the losses (52.4%) after their investment was fully absorbed by losses (which occurred in the first quarter of 2001).

      Effective September 30, 2001, the Company donated 430,000 shares of Spinnaker Class A common stock to a university on whose board several of the Company’s executives serve as Trustees, thereby relinquishing control of such securities. This resulted in the reduction of the Company’s ownership and voting interests in Spinnaker to 41.8% and 49.5%, respectively. As a result, effective September 30, 2001, the Company deconsolidated Spinnaker and prospectively accounted for its ownership of Spinnaker using the equity method of accounting. On September 23, 2002, the Company disposed of its remaining investment in Spinnaker (See Note 8 to the Consolidated Financial Statements — “Spinnaker Industries, Inc.”).

      As a result, the Company’s results of operations include the operating results of Spinnaker through September 30, 2001 (date of deconsolidation). The balance sheet at December 31, 2002 and 2001 does not contain the assets and liabilities of Spinnaker due to the deconsolidation. This deconsolidation resulted in a non-cash gain of $27,406,000 being recorded on September 30, 2001 to reduce the Company’s negative investment in Spinnaker to $19,420,000. This remaining interest, which represents losses in excess of investment, was recorded as a deferred credit on the Company’s balance sheet until the Company disposed of its remaining interests in Spinnaker on September 23, 2002. This deferred credit of $19.4 million was recognized in earnings in 2002.

Principles of Consolidation

      The consolidated financial statements include the accounts of Lynch Corporation and entities in which Lynch had majority voting control. All material intercompany transactions and accounts have been eliminated in consolidation.

Uses of Estimates

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Equivalents

      Cash equivalents consist of highly liquid investments with a maturity of less than three months when purchased.

      At December 31, 2002 and 2001, assets of $2.2 million and $2.1 million, which are classified as cash and cash equivalents, are invested in United States Treasury money market funds for which affiliates of the Company serve as investment managers to the respective funds.

Restricted Cash

      At December 31, 2002 and 2001, the Company had $1.1 million and $4.7 million of Restricted Cash, respectively. (See Note 6 to the Consolidated Financial Statements — “Notes Payable to Banks and Long-term Debt”). The $1.1 million restricted cash at December 31, 2002 secures a Letter of Credit issued to the Bank of Omaha as collateral for M-tron’s loans. The $4.7 million restricted cash at December 31, 2001 was for customer machine deposits at Lynch Systems that were restricted under the loan agreement in place at that time.

Investments

      The following is a summary of marketable securities held by the Company (in thousands):

		Gross	Gross	Estimated
		Realized	Unrealized	Fair
December 31, 2002	Cost	Gains	Losses	Value

Equity Securities	$557	$304	—	$861

Total included in Investments				$861

      The Company has a margin liability against this investment of $251,000 which must be settled upon the disposition of the related securities whose fair value is based on quoted market prices. The Company has designated these investments as available for sale pursuant to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

Accounts Receivable

      Accounts receivable on a consolidated basis consist principally of amounts due from both domestic and foreign customers. Credit is extended based on an evaluation of the customer’s financial condition and collateral is not generally required except at Lynch Systems. The Company considers concentrations of credit risk to be minimal due to the Company’s diverse customer base. In relation to export sales, the Company requires letters of credit supporting a significant portion of the sales price prior to production to limit exposure to credit risk. Certain subsidiaries and business segments have credit sales to industries that are subject to cyclical economic changes. The Company maintains an allowance for doubtful accounts at a level that management believes is sufficient to cover potential credit losses.

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We base our estimates on our historical collection experience, current trends, credit policy and relationship of our accounts receivable and revenues. In determining these estimates, we examine historical write-offs of our receivables and review each client’s account to identify any specific customer collection issues. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Our failure to estimate

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accurately the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, and results of operations.

Property, Plant and Equipment, Net

      Property, plant and equipment are recorded at cost less accumulated depreciation and include expenditures for additions and major improvements. Maintenance and repairs are charged to operations as incurred. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range from 5 years to 35 years for buildings and for 3 to 10 years for other fixed assets. Property, plant, and equipment are periodically reviewed for indicators of impairment. If any such indicators were noted, the Company would assess the appropriateness of the assets carrying value and record any impairment at that time.

Revenue Recognition

      Revenues, with the exception of certain long-term contracts discussed below, are recognized upon shipment when title passes. Shipping costs are included in manufacturing cost of sales.

Accounting for Long-Term Contracts

      Lynch Systems, a 100% owned subsidiary of the Company, is engaged in the manufacture and marketing of glass-forming machines and specialized manufacturing machines. Certain sales contracts require an advance payment (usually 30% of the contract price) which is accounted for as a customer advance. The contractual sales prices are paid either (i) as the manufacturing process reaches specified levels of completion or (ii) based on the shipment date. Guarantees by letter of credit from a qualifying financial institution are required for most sales contracts. Because of the specialized nature of these machines and the period of time needed to complete production and shipping, Lynch Systems accounts for these contracts using the percentage-of-completion accounting method as costs are incurred compared to total estimated project costs (cost to cost basis). At December 31, 2002 and 2001, unbilled accounts receivable (included in accounts receivable) were $0.7 million and $5.3 million, respectively.

      The percentage of completion method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and milestones set in the contract. Financial management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, financial management is updated on the budgeted costs and required resources to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. In the past, we have occasionally been required to commit unanticipated additional resources to complete projects, which have resulted in lower than anticipated profitability or losses on those contracts. We may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probably and can be reasonably estimated. To date, such losses have not been significant.

Warranty Expense

      Lynch Systems provides a full warranty to world-wide customers who acquire machines. The warranty covers both parts and labor and normally covers a period of one year or thirteen months. Based upon

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

experience, the warranty accrual is based upon three to five percent of the selling price of the machine. The Company periodically assesses the adequacy of the reserve and adjusts the amounts as necessary.

Balance, beginning of the period	$1,608
Warranties issued during the period	894
Settlements made during the period	(508)
Changes in liabilities for pre-existing warranties during the period, including expirations	(399)

Balance, end of the period	$1,595

Research and Development Costs

      Research and development costs are charged to operations as incurred. Such costs were $944,000, $1,772,000, and $1,603,000, in 2002, 2001, and 2000, respectively.

Advertising Expense

      The cost of advertising is expensed as incurred. The Company incurred $197,000, $177,000, and $472,000 in advertising costs during 2002, 2001 and 2000, respectively.

Earnings Per Share and Stock Based Compensation

      The Company’s basic and diluted earnings per share are equivalent as the Company has no dilutive securities.

      At December 31, 2002, the Company has a stock-based employee compensation plan which is described in Note 9 to the Consolidated Financial Statements — “Stock Options Plans”. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or above the market value of the underlying common stock on the date of grant. The Company provides pro forma disclosures of the compensation expense determined under the fair value provisions of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” as follows.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except for earnings per share information):

	2002	2001	2000

Net income (loss) as reported	$17,963	$(22,938)	$(3,438)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	1,260	0	0

Pro forma net income (loss)	$16,703	$(22,938)	$(3,428)

Basic and diluted earnings (loss) per share:
As reported	$11.99	$(15.24)	$(2.30)
Pro forma	$11.15	$(15.24)	$(2.30)

The weighted average fair value of options granted in 2002 is $17.50.

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Information

      The Company reports segment information in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (SFAS 131). SFAS No. 131 requires companies to report financial and descriptive information for each operating segment based on management’s internal organizational decision-making structure. See Note 15 to the Consolidated Financial Statements — “Segment Information” — for the detailed presentation of business segments report.

Impairments

      The Company accounts for impairments of long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company periodically assesses the net realizable value of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For assets to be held and used, impairment is determined to exist if estimated undiscounted future cash flows are less than the carrying amount. For assets to be disposed of, impairment is determined to exist if the estimated net realizable value is less than the carrying amount. If indicators of impairment are present, and we do not expect the estimated undiscounted cash flows to be derived from the related assets to be sufficient to recover the asset’s carrying amount, an impairment loss is charged to expense in the period identified based upon the difference between the carrying amount and the discounted cash flows. The rates that would be utilized to discount the net cash flows to net present value would take into account the time value of money and investment risk factors. See Note 3 to the Consolidated Financial Statements — “Asset Impairment and Restructuring Charges” — regarding Spinnaker’s restructuring costs for fiscal years 2001 and 2000.

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”), and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also includes guidance on the initial recognition and measurement of goodwill and intangible assets arising from business combinations completed after June 30, 2001. FAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, FAS 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized. Note that the Company does not have any indefinite-lived intangibles.

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

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, investments and trade accounts receivable.

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

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

      Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 presentation. These other reclassifications are immaterial to the consolidated financial statements taken as a whole.

Recent Issued Accounting Pronouncements

      In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Indebtedness of Others. FIN 45 will significantly change current practice in the accounting for, and disclosure of, guarantees. FIN 45 requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probably and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies (FAS 5). FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice.

      The Company presently guarantees (unsecured) the SunTrust Bank loans of its subsidiary, Lynch Systems, and has guaranteed a Letter of Credit issued to the First National Bank of Omaha on behalf of its subsidiary, M-tron Industries, Inc. (see Note 6 to the Consolidated Financial Statements — “Notes Payable to Banks and Long-term Debt”). These guarantees are subject to FIN 45’s disclosure requirement only. As of December 31, 2002, there were no obligations to the SunTrust Bank. As of December 31, 2002, the $1,000,000 Letter of Credit issued by Fleet Bank to The First National Bank of Omaha was secured by a $1,125,000 deposit in a Fleet Bank Treasury Fixed Income Fund. (See “Restricted Cash” included in Note 1 to the Consolidated Financial Statements.)

      There are no other financial, performance, indirect guarantees or indemnification agreements.

      In July 2002 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under FAS 146, an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. FAS 146 also establishes fair value as the objective for initial measurement of the liability. Severance pay would be recognized over time rather than up front if the benefit arrangement requires employees to render future service beyond a “minimum retention period.” The liability for severance pay would be recognized as employees render service over the future service period, even if the benefit formula used to calculate an employee’s termination benefit is based on length of service. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. The Company will adopt SFAS 146 for exit or disposal activities that are initiated after December 31, 2002.

      On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), which amends the disclosure provisions of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and APBN opinion No. 28, “Interim Financial Reporting” (“APB 28”). SFAS 148 requires expanded disclosures within the Company’s Summary of Significant Accounting Policies and within the Company’s condensed consolidated interim financial information filed on Form 10-Q. SFAS 148’s annual disclosure requirements are effective for the fiscal year ending December 31, 2002. SFAS 148’s amendment of the disclosure requirements of APB 28 is effective for financial reports containing condensed consolidated

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial statements for interim periods beginning after December 15, 2002. See Note 10 to the Consolidated Financial Statements — “Shareholders’ Equity”.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the interim period beginning after June 15, 2003. The Company has not yet completed its assessment of the impact that FIN 46 will have on the Consolidated Financial Statements.

2.	Acquisitions

      On October 18, 2002, the Company’s subsidiary, M-tron Industries, Inc., acquired certain assets of an industry competitor, Champion Technologies, Inc., from U.S. Bank in a transaction accounted for as a purchase. Champion’s product line includes crystals, clock oscillators, specialized crystal oscillators, and timing solutions. The $850,000 purchase price included inventories, fixed assets, and the customer orders backlog. There were no assumed liabilities in this transaction. A 7.5% royalty will be applicable to certain sales through December 31, 2004. Financing for this transaction includes $646,000 in new loans from State and local agencies and a $200,000 parent Company cash infusion (See Note 6 to the Consolidated Financial Statements — “Notes Payable to Banks and Long-term Debt”).

      The purchase price was allocated to the acquired assets based on their estimated fair value at the date of acquisition to Current Assets and Property, Plant & Equipment in the amounts of $558,000 and $292,000, respectively.

3.	Asset Impairment and Restructuring Charges

      Prior to the deconsolidation of Spinnaker on September 30, 2001 (see Note 1 to the Consolidated Financial Statements — “Basis of Presentation”), the Company recognized certain restructuring charges in 2001 and 2000 related to Spinnaker, totaling $41.8 million and $2.8 million respectively. The charges resulted from (a) the write-down to estimated fair market value of fixed assets to be taken out of service and held for sale or disposal of $16.0 million; (b) impairment of goodwill associated with the acquisition of Coating — Maine of $20.8 million; (c) severance and related costs of $1.5 million; and (d) inventory write-downs of $3.5 million (recorded through manufacturing costs of sales).

4.	Discontinued Operations and Spin-Offs

      On April 9, 1999, Spinnaker entered into a definitive agreement to sell its industrial tape segment to Intertape Polymer Group, Inc. for approximately $105 million and five-year warrants to purchase 300,000 shares of Intertape common stock (New York Stock Exchange Symbol “ITP”) at an exercise price of $29.50 per share. At the time, the warrants were valued at approximately $3.0 million using the Black-Scholes option pricing model. At December 31, 2000, the fair value of the warrants was approximately $0.2 million, accordingly, in accordance with SFAS No. 121, Spinnaker recognized an impairment loss of $2.8 million as a result of the decline during the third and fourth quarters of 2000 in the market value of the stock associated with the warrants which were recorded in other assets. Upon deconsolidation of Spinnaker in September, 2001, these warrants were no longer outstanding. See Note 1 to the Consolidated Financial Statements — “Basis of Presentation”.

      On August 12, 1999, the Board of Directors approved a plan to distribute the stock of Lynch Interactive Corporation on a one for one basis to the shareholders of Lynch Corporation (“spin off”). Lynch completed

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the spin off of Lynch Interactive Corporation (“Interactive”) on September 1, 1999, to stockholders of record on August 23, 1999.

      Lynch Interactive and Lynch have entered into certain agreements governing various ongoing relationships, including the provision of support services and a tax allocation agreement. The tax allocation agreement provides for the allocation of tax attributes to each company as if it had actually filed with the respective tax authority. At the spin off, the employees of the corporate office of Lynch Corporation became the employees of Lynch Interactive Corporation and Lynch Interactive Corporation began providing certain support services to Lynch. The Company was charged a management fee for these services amounting to approximately $180,000 and $265,000 in 2001 and 2000, respectively. Note that this arrangement was terminated in August, 2001.

5.	Inventories

      Inventories are stated at the lower of cost or market value. Inventories valued using the last-in, first-out (LIFO) method comprised approximately 63% and 58% of consolidated inventories at December 31, 2002 and 2001, respectively. The balance of inventories at December 31, 2002 and 2001 are valued using the first-in-first-out (FIFO) method.

	December 31,

	2002	2001

	(In Thousands)
Raw materials and supplies	$1,436	$1,844
Work in progress	2,376	2,003
Finished goods	1,812	1,413

Total	$5,624	$5,260

      Current cost exceeded the LIFO value of inventories by $1,212,000 and $991,000 at December 31, 2002 and 2001, respectively.

6.	Notes Payable to Banks and Long-term Debt

      Notes payable to banks and long-term debt consists of:

	December 31,

	2002	2001

	(In Thousands)
Notes payable:
M-tron bank revolving loan at variable interest rates (4.75% at December 31, 2002), due May 2003	$2,228	$1,086
Lynch Systems bank revolving loan at variable interest rates, due June 2003	—	—

	$2,228	$1,086

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2002	2001

	(In Thousands)
Long-term debt:
M-tron commercial bank term loan at variable interest rates (4.50% at December 31, 2002), due September 2004	$1,001	$1,259
Yankton Area Progressive Growth loan at 0.0% interest, due April 2005	250	—
Yankton Areawide Business Council loan at a fixed interest rate of 5.5%, due November 2007	98	—
Lynch Systems term loan at a fixed interest rate of 8.0%, due August 2003	572	607
Other debt	—	333

	1,921	2,199
Current maturities	(832)	(521)

	$1,089	$1,678

      On a consolidated basis, at December 31, 2002, Lynch maintains short-term credit facilities totaling $10.0 million, of which $7.0 million was available for future borrowings, including up to $2.0 million for working capital and/or up to $7.0 million for Letters of Credit. These facilities generally limit the credit available under the lines of credit to certain variables, such as inventories and receivables, and are secured by the operating assets of the respective subsidiary borrower, and include various financial covenants which currently restrict the transfer of substantially all the assets of the subsidiaries. At December 31, 2002, the revolving credit facilities expire within one year. The weighted average interest rate for short-term borrowings at December 31, 2002 and 2001 was 5.2% and 5.0%, respectively. Cash of $1.1 million at December 31, 2002 has been disclosed as restricted as required under an outstanding Letter of Credit issued by Fleet Bank for the benefit of First National Bank of Omaha.

      Lynch Systems finalized the loan agreement with SunTrust Bank on May 30, 2002, effective June 10, 2002. The lender has provided a $7 million Line of Credit which can be used entirely for stand-by Letters of Credit to secure customer advances and certain warranty coverages or up to $2 million for domestic revolving credit to finance working capital within the $7 million line. The Lynch Systems Line of Credit is secured by accounts receivable and inventories and bears an interest rate of one month LIBOR plus 2.0%. At December 31, 2002, there were no Letters of Credit or Working Capital Loans outstanding under this Line of Credit. The new credit line has a May 30, 2003 maturity date, and includes an unsecured parent company guaranty.

      The Lynch Systems mortgage loan dated August 1998 with First Port City Bank in the original amount of $700,000 is payable in full in the amount of $544,000 in August 2003. Lynch Systems expects to renew this mortgage loan in the near future with First Port City at more favorable terms than the present 8% fixed rate.

      M-tron’s revolving credit agreement was renewed on August 31, 2002 with an April 30, 2003 maturity date. A parent company cash infusion of $500,000 and a $1 million parent company Letter of Credit were necessary to obtain the $3 million credit line at M-tron’s long-time lender, First National Bank of Omaha. The Letter of Credit is secured by the Company’s $1.1 million deposit in a Fleet Bank Treasury Fixed Income Fund. The Line of Credit is secured by accounts receivable and inventories and carries an interest rate equal to the First National Bank of Omaha’s national prime rate with a minimum rate of 4.75%. At December 31, 2002, borrowings under this line totaled $2,228,000, with $7,000 additional availability.

      First National Bank of Omaha previously extended a $1,200,000 commercial loan to M-tron of which $1,001,000 was outstanding on December 31, 2002. Interest is at the bank rate, monthly payments totaling $18,000 and a $765,000 balloon payment due in September 2004.

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In conjunction with the acquisition of Champion in October of 2002, M-tron entered into loan arrangements with two Yankton, South Dakota agencies to provide $350,000 at a weighted average interest rate of 1.6%. $250,000 was provided by Yankton Area Progressive Growth, Inc. at a 0% interest rate and $100,000 was provided by the Areawide Business Council, Inc. at a 5.5% interest rate. $275,000 of this financing is due in the next three years. Aggregate principal maturities of this debt for each of the next five years are as follows: 2003 — $108 thousand; 2004 — $108 thousand; 2005 — $59 thousand; 2006 — $10 thousand; and $65 thousand in 2007. M-tron’s real estate is security for these local agency loans as well as the South Dakota State loan. (See Note 17 to the Consolidated Financial Statements — “Subsequent Events” — for 2003 financing applicable to the Champion Technologies transaction.)

      Restrictions on dividends under the M-tron loan with First National Bank of Omaha disallow distributions to the parent company without consent of the bank. Lynch Systems, under its loan with Sun Trust Bank, may pay a cash dividend to the parent company equal to 50% of LS’s net income for the prior fiscal year. Under the M-tron loan agreement, advances to the parent company are disallowed without the prior written consent of the lending bank. Under its loan agreement, LS may pay an annual management fee to the parent company in an amount not to exceed $250,000. In addition, LS may reimburse the parent company for expenses and taxes paid by the parent on behalf of LS.

      The M-tron revolving credit agreement matures on April 30, 2003 and the Company intends to refinance the debt with First National Bank of Omaha.

      At December 31, 2002, the Company’s total cash, cash equivalents and investments in marketable securities total $8.0 million (including $1.1 million of restricted cash). In addition, the Company had a $2.0 million borrowing capacity under LS’s revolving line of credit. Therefore, gross cash and securities and availability under the Lynch Systems loan total $10 million and exceed the outstanding debt of $4.1 million by $5.9 million. In the near term, the Company expects to receive a $0.5 million cash tax benefit through carry-backs for prior periods for operating losses. The Company presently does not guarantee M-tron’s bank debt. The parent company has provided an unsecured guarantee for Lynch Systems debt to Sun Trust Bank.

      Cash payments for interest were $272,000, $2.0 million and $10.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. Interest payments in 2002 are substantially below 2001 and 2000 because the prior years included Spinnaker.

      Aggregate principal maturities of long-term debt for each of the next five years are as follows: 2003 — $832 thousand; 2004 — $956 thousand; 2005 — $59 thousand; 2006 — $9 thousand; and $65 thousand in 2007.

7.	Minority Interests and Related Party Transactions

Minority Interests

      On June 13, 2002, the Company acquired the remaining 25% interest in Lynch AMAV, LLC, a joint venture between Frank Haepe and Lynch International Holding Corporation, by paying $220,000 and by settling certain other obligations, resulting in a $90,000 purchase price adjustment. This definite-lived intangible is included in the Company’s balance sheet in Other Assets and is subject to amortization over the next two years.

      Pursuant to a plan or reorganization, the German-based AMAV location was shutdown and its operations, as well as Mr. Haepe, relocated to the Lynch Systems plant in Bainbridge, Georgia. As a result, the Company recorded $69,000 severance cost in June, 2002 for the termination of six employees.

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions with Certain Affiliated Persons

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

      Mr. Gabelli is affiliated with various entities which he directly or indirectly controls and which are engaged in various aspects of the securities business. During 2002, the Company and its subsidiaries engaged in various transactions with certain of these entities and the amount of commissions, fees, and other remunerations paid to such entities, excluding reimbursement of certain expenses related to Mr. Gabelli’s employment by the Corporation, was not material.

      On October 1, 2001, the Company transferred its principal executive offices to Providence, Rhode Island from Rye, New York. These offices are shared with Avtek, Inc. (“Avtek”) a private holding company controlled by Mr. Papitto (Company Chairman). Since August 2001, Avtek and the Company have shared, on an approximately equal basis, (i) all occupancy costs of the shared premises and (ii) the salary expense of certain persons employed by Avtek at the premises (including Mr. McGrail, the Company’s President and Chief Operating Officer and Mr. Keller, the Company’s Chief Financial Officer, and other administrative and clerical personnel) whose services are provided to both the Company and Avtek. The Company’s share of such occupancy and salary costs was $231,500 in 2002 and $73,000 in partial year 2001, a portion of which represents compensation to Mr. McGrail and Mr. Keller that is reported in the Summary Compensation Table of the Proxy Statement.

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

8.	Spinnaker Industries, Inc.

      On September 23, 2002, Lynch disposed of its remaining interest in Spinnaker for nominal consideration and completed the deconsolidation that commenced on September 30, 2001. The net result was the recording of a non-cash gain on deconsolidation of $19.4 million in 2002 and $27.4 million in 2001. See Note 1 to the Consolidated Financial Statements — “Basis of Presentation”.

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Stock Option Plans

      On May 2, 2002, the Company’s shareholders approved the 2001 Equity Incentive Plan and the issuance of up to 300,000 options to purchase shares of Company common stock to certain employees of the Company, of which 228,000 options were granted (subject to shareholder approval) at $17.50 per share on December 10, 2001. Shareholders approval was obtained on May 2, 2002. These options have lives of five to ten years. 196,000 of these options are fully vested, with the remaining options vesting quarterly over the next two years.

      Pro forma information regarding net income and earnings per share is required by SFAS 123, which requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002 (no options outstanding in 2001 or 2000) risk-free interest rate of 5.3%; dividend yield of 0.0%; volatility factors of the expected market price of the Company’s common stock of .49 and weighted-average expected life of the option of 10 years. See Note 1 to the Consolidated Financial Statements — “Basis of Presentation”.

10.	Shareholders’ Equity

      At the Annual Meeting of Stockholders of the Registrant held on May 2, 2002, the Stockholders approved an amendment to the Restated Articles of Incorporation of Registrant that effected a change of all 10,000,000 shares of Registrant’s authorized Common Stock from shares without par value into shares having a par value of $0.01 per share for all purposes, without otherwise changing the designations, rights, preferences, or limitations of such shares and without increasing or decreasing the number of such shares. As a result, common stock at par value is now valued at $15,000 resulting in a $5.1 million reclassification to additional paid-in capital.

      The Board of Directors previously authorized the purchase of up to 400,000 shares of Common Stock. Through December 31, 2000, 238,991 shares had been purchased at an average cost of $14.88 per share. There were no purchases in 2001 and 2002.

      On February 1, 1996, the Company adopted a plan to provide a portion of the compensation for its directors in common shares of the Company. The amount of common stock is based upon the market price at the end of the previous year. Through December 31, 2002, a total of 4,126 shares have been awarded under this program. No stock was issued for compensation during 2002, 2001 and 2000.

      Both M-tron and Lynch Systems have plans that provided certain former shareholders with Stock Appreciation Rights (SAR’s). These SAR’s are fully vested and expire at the earlier of certain defined events or 2008 to 2010. These SAR’s provide the participants a certain percentage, ranging from 1-5%, of the increase in the defined value of M-tron and Lynch Systems, respectively. Vested amounts are payable at the holder’s option in cash or equivalent amount of M-tron or Lynch Systems stock. Expense related to the SAR’s was $22,000, $195,000, and $145,000 in 2002, 2001 and 2000 respectively. At December 31, 2002 and 2001, $329,000 and $307,000 was accrued for the SAR’s.

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes

      The Company files consolidated federal income tax returns which include all subsidiaries excluding Spinnaker for all periods.

      The 2002 income tax benefit of $2.0 million includes federal, as well as state, local, and foreign taxes. $0.9 million of the 2002 tax benefit is the result of a capital loss carry-back on the Company’s investment in Spinnaker Industries. The 2002 net tax benefit also includes a Federal tax benefit of $0.6 million for operating losses expected to be recovered through carry-backs to prior periods. The effective tax rate differs from the statutory tax rate primarily due to the tax benefit related to the Spinnaker investment.

      Deferred income taxes for 2002 and 2001 provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Cumulative temporary differences and carry-forwards at December 31, 2002 and 2001 are as follows:

	December 31, 2002		December 31, 2001

	Deferred Tax		Deferred Tax
	Asset	Liability	Asset	Liability

	(In Thousands)
Inventory reserve	$768	$—	$744	$—
Fixed assets written up under Purchase accounting and tax over book depreciation	—	275	—	499
Other reserves and accruals	928	—	1,215	—
Other	—	454	—	1,050
Capital loss and other carry forwards	207	—	938	—

Total deferred income taxes	1,903	729	2,897	1,549

Valuation allowance	(967)		(938)

	$936		$1,959

      At December 31, 2002, the net deferred tax asset of $207,000 presented in the Company’s balance sheet is comprised of deferred tax assets of $936,000 offset by deferred tax liabilities of $729,000. At December 31, 2001, the net deferred tax asset of $410,000 (comprised of deferred tax assets of $1,959,000 offset by deferred tax liabilities of $1,549,000) is classified in the Company’s balance sheet as current deferred tax assets of $988,000 and long-term deferred tax liabilities of $578,000.

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision (benefit) for income taxes from continuing operations is summarized as follows:

	2002	2001	2000

	(In Thousands)
Current:
Federal	$(2,332)	$(439)	$136
State and local	144	274	—
Foreign	19	22	—

Total Current	(2,169)	(143)	136

Deferred:
Federal	264	489	(2,731)
State and local	(62)	12	(198)

Total Deferred	202	501	(2,929)

	$(1,967)	$358	$(2,793)

      A reconciliation of the provision (benefit) for income taxes from continuing operations and the amount computed by applying the statutory federal income tax rate to income before income taxes, minority interest and extraordinary item:

	2002	2001	2000

	(In Thousands)
Tax (benefit) at statutory rate	$5,439	$(9,043)	$(6,028)
State and local taxes, net of federal benefit	54	189	(130)
Amortization of goodwill	—	—	111
Spinnaker operating loss	—	18,533	—
Deconsolidation gain	(6,603)	(10,132)	—
Foreign export sales benefit	(142)	(236)	(199)
Capital loss utilization	(860)	—	—
Valuation allowance	29	938	3,136
Other	116	109	317

	$(1,967)	$358	$(2,793)

      Profit (loss) before income taxes from foreign operations was ($336,000), $671,000, and ($313,000) in 2002, 2001, and 2000 respectively.

      Federal and State income tax payments were $0, $1.2 million and $1.3 million, for the years 2002, 2001 and 2000, respectively. Income tax recoveries in 2002 totaled $2,170,000, including refunds of 2001 estimated tax payments in the amount of $700,000 and $1,470,000 for tax loss carry-backs.

12.	Accumulated Other Comprehensive Income (Loss)

      Total comprehensive income was $18,267,000 in the twelve months ended 2002 and a loss of $22,869,000 at December 31, 2001. Other comprehensive income of $304,000 in 2002 was the result of unrealized gains on available for sale securities. Other comprehensive income in 2001 in the amount of $69,000 was the result of favorable currency translation adjustments.

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of accumulated other comprehensive income (loss), net of related tax, at December 31, 2002, 2001, and 2000 are as follows:

	2002	2001	2000

	(In Thousands)
Balance beginning of year	$(2)	$(71)	$(40)
Foreign currency translation	—	69	(31)
Unrealized gain on available for-sale securities	304	—	—

Accumulated other comprehensive income (loss)	$302	$(2)	$(71)

      Note that no foreign currency translation remains at December 31, 2002 due to the transfer of the operations of Lynch AMAV, LLC (Germany) to the United States during 2002.

13.	Employee Benefit Plans

      The Company, through its operating subsidiaries, has several defined contribution plans for the eligible employees. The Company’s former investee company, Spinnaker, had various employee retirement type plans including defined benefit, defined contribution, multi-employer, profit sharing, and 401 (k) plans. The following table sets forth the consolidated expenses (including Spinnaker’s expenses through September 30, 2001) for these plans:

	2002	2001	2000

	(In Thousands)
Defined contribution:
Lynch Systems & M-tron	$34	$17	$38
Spinnaker	—	346	335
Defined benefit (Spinnaker)	—	202	98
Multi-employer (Spinnaker)	—	42	88

Total	$34	$607	$559

      Under the Lynch Systems and M-tron defined contribution plan, the Company contributes up to a maximum of 62.5 percent of participants contributions that do not exceed $800 per participant in the plan year. The Company contribution occurs at the end of the plan year and the participant is immediately vested in the employers’ contribution.

      Spinnaker and its subsidiaries had several defined benefit plans (both Union and non-Union). Spinnaker also had a defined contribution plan for substantially all employees. No disclosures are made for 2001 and 2000 due to the deconsolidation of Spinnaker (see Note 1 to the Consolidated Financial Statements — “Basis of Presentation”).

14.	Commitments and Contingencies

      In the normal course of business, subsidiaries of the Company are defendants in certain product liability, worker claims and other litigation in which the amounts being sought may exceed insurance coverage levels. The resolution of these matters is not expected to have a material effect on the Company’s financial condition or operations.

      On or about June 26, 2001, in anticipation of the July 15, 2001 closure of Spinnaker’s Westbrook, Maine facility, Plaintiff PACE Local 1-1069 (“PACE”) filed a three count complaint in Cumberland County Superior Court, CV-2001-00352 naming the following defendants: Spinnaker Industries, Inc., Spinnaker Coating, Inc., and Spinnaker Coating-Maine, Inc. (collectively, the “Spinnaker Entities”) and Lynch. The

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

complaint alleged that under Maine’s Severance Pay Act both the Spinnaker Entities and Lynch would be liable to pay approximately $1,166,000 severance pay under Maine’s Severance Pay Act in connection with the plant closure. The Defendants filed a notice of removal, thereby creating United States District Court Civil Action C.V. No. 01-236. The case was remanded to state court. The Spinnaker Entities also filed a separate complaint challenging the constitutionality of the Maine Severance Pay Act, United States District Court Civil Action No. 01-232 which later was dismissed by stipulation of the Spinnaker Entities. PACE also filed three separate Motions for Ex-Parte Attachment against the Spinnaker Entities and Lynch. PACE filed the First Motion for Attachment with its original Complaint. PACE sought to attach $1,166,483.44, an amount large enough to cover the claims of all PACE’s members seeking severance. The Court denied that Motion as being pre-mature. PACE then filed a Second Motion against the Spinnaker Entities and Lynch for an attachment large enough to cover the claims of eight individual employees seeking severance pay in the amount of $120,736.27. On August 20, 2001, the Court granted that Motion in the amount of $118,500. On April 4, 2002, PACE subsequently recorded this attachment through UCC-1 filings with the Maine Secretary of State against Lynch Manufacturing and Lynch Corporation. PACE filed a Third Motion for Ex-Parte Attachment on August 29, 2001. This Motion sought an attachment large enough to cover the severance pay claimed by the remaining PACE members, $1,048,003.00. The Court denied this Motion but permitted PACE the opportunity to obtain an attachment after all defendants had an opportunity to respond and after hearing.

      Before any further action was taken with respect to PACE’s Third Motion for Attachment, the Spinnaker Defendants filed for relief under Chapter 11 of the Bankruptcy Code. Following a series of filings in the United States District Court for the District of Maine and the United States Bankruptcy Court for the District of Maine which, like United States District Court Case No. 01-236, later were dismissed by the parties with prejudice and without costs, PACE’s case continues to proceed against Lynch in Cumberland County Superior Court in Maine on the issue of whether Lynch has liability to PACE’s members under the Maine Severance Pay Act.

      On September 30, 2002, PACE requested a ruling from the Superior Court on its Third Motion for Attachment. On October 21, 2002, Lynch filed a Motion for Summary Judgment which incorporated its prior objection to any attachment. PACE filed an Opposition to Lynch’s Motion for Summary Judgment and a Motion for Leave to Further Amend the Complaint on November 12, 2002. Lynch thereafter filed a Reply Memorandum in Support of its Motion for Summary Judgment on November 26, 2002 and an opposition to PACE’s Motion for Leave to Further Amend the Complaint on December 3, 2002. On December 31, 2002, the Superior Court held a hearing on all pending Motions. The Superior Court requested that arguments focus on Lynch’s Motion for Summary Judgment since the granting of this Motion will render PACE’s Third Motion for Attachment and Motion to Further Amend the Complaint moot. As of the date of this filing, the Superior Court has rendered no decision on Lynch’s Motion for Summary Judgment.

      Lynch believes that, in addition to other defenses, it is not subject to the Maine Severance Pay Act, as now in effect. Management does not believe that the resolution of this case will have a material adverse effect on the Registrant’s consolidated financial condition or operations.

      Lynch Corporation, Lynch Interactive Corporation (“Interactive”), and several other parties have been named as defendants in a lawsuit brought under the so-called “qui tam” provisions of the federal False Claims Act in the United States District Court for the District of Columbia. The complaint was filed under seal with the court on February 14, 2001, and the seal was lifted on January 11, 2002. The Company was formally served with the complaint on July 9, 2002. The main allegation in the case is that the defendants participated in the creation of “sham” bidding entities that allegedly defrauded the federal Treasury by improperly participating in Federal Communications Commission spectrum auctions restricted to small businesses, as well as obtaining bidding credits in other spectrum auctions allocated to “small” and “very small” businesses. The lawsuit seeks to recover an unspecified amount of damages, which would be subject to mandatory trebling

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the statute. On September 19, 2002, Interactive, on behalf of itself and Lynch, filed two Motions with the court: a Motion to Transfer the Action to the Southern District of New York and a Motion to Dismiss the Lawsuit. The relator filed an opposition reply to Interactive’s Motion to Dismiss and, on December 5, 2002, Interactive filed a Reply in Support of Its Motion to Dismiss. As of the date of the filing of this report, no hearing had been scheduled on Interactive’s Motions.

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

      Rent expense under operating leases was $320,000, $846,000 (including Spinnaker for nine months), and $1,213,000 (including Spinnaker for twelve months) for the years ended December 31, 2002, 2001 and 2000, respectively. The Company leases certain property and equipment, including warehousing and sales and distribution equipment, under operating leases that extend from one to four years. Certain of these leases have renewal options and escalation provisions.

      Future minimum rental payments under long-term non-cancelable operating leases for the five years subsequent to December 31, 2002 are as follows (in thousands):

2003	$253
2004	199
2005	150
2006	95
2007	0

$697

15.	Segment Information

      The Company had two reportable business segments in 2002, Lynch Systems (glass manufacturing equipment) and M-tron (frequency control devices).

      Prior to 2002, the Company had four reportable business segments. The largest was Spinnaker Coating’s adhesive backed label stock for labels and related applications. The second largest segment was Lynch Systems glass manufacturing equipment business. Frequency control devises (quartz crystals and oscillators) manufactured and sold by M-tron was the third segment. Entoleter (then a subsidiary of Spinnaker Industries, Inc.) manufactured and sold industrial process equipment and was the fourth segment. Spinnaker Coating and Entoleter results for 2001 represent the nine-month period ending September 30, 2001 pursuant to the “deconsolidation” of Spinnaker on September 30, 2001 (see Note 1 to the Consolidated Financial Statements — “Basis of Presentation”). Each of the businesses is located domestically and consolidated export sales (primarily Canada and China) were approximately $18.6 million in 2002, $35.7 million in 2001 and $54.7 million in 2000. For the year ended December 31, 2002, one customer accounted for $6.3 million or 42.0 percent of Lynch Systems’ sales while one customer represented $1.0 million or 8.9% of frequency control sales. The Company considers concentrations of credit risk to be minimal due to its diverse customer base and because it requires letters of credit of most foreign customers to support a significant portion of the purchase price.

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      M-tron attempts to utilize standard parts and components that are available from multiple vendors located in the United States or internationally; however, some components used in its products are available from only a limited number of sources.

      EBITDA (after corporate allocation) for operating segments is equal to operating profit before depreciation, amortization and non-cash restructuring charges. EBITDA is presented because it is a widely accepted financial indicator of value and ability to incur and service debt. EBITDA is not a substitute for operating income or cash flows from operating activities in accordance with generally accepted accounting principles.

      Operating profit (loss) is equal to revenues less operating expenses, excluding investment income, interest expense, and income taxes. The Company allocates a portion of its general corporate expenses to its operating segments. Such allocation was $200,000 in 2002, $289,000 in 2001 and $300,000 in 2000. Identifiable assets of each industry segment are the assets used by the segment in its operations excluding general corporate assets. General corporate assets are principally cash and cash equivalents, short-term investments and certain other investments and receivables.

	Years ended December 31

	2002	2001	2000

Revenues
Adhesive-backed label stock	$—	$90,163	$150,136
Glass manufacturing equipment	14,974	26,047	23,608
Frequency control devices	11,412	21,593	39,855
Industrial process equipment	—	3,270	5,597

Consolidated total	$26,386	$141,073	$219,196

EBITDA (after corporation allocation)
Adhesive-backed label stock	$—	$(4,755)	$99
Glass manufacturing equipment	1,321	5,125	3,239
Frequency control devices	(1,909)	(1,770)	4,054
Industrial process equipment	—	77	440
Corporate manufacturing expenses	—	(1,140)	(1,973)

Total manufacturing	(588)	(2,463)	5,859
Corporate expenses, net	(1,414)	(985)	(1,451)
Restructuring charge — Spinnaker	—	(1,520)	(1,650)

Consolidated total	$(2,002)	$(4,968)	$2,758

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years ended December 31

	2002	2001	2000

Operating Profit
Adhesive-backed label stock	$—	$(7,860)	$(5,137)
Glass manufacturing equipment	936	4,778	2,867
Frequency control devices	(2,574)	(2,549)	3,345
Industrial process equipment	—	(22)	280
Corporate manufacturing expenses	—	(1,065)	(1,873)

Total manufacturing	(1,638)	(6,718)	(518)
Unallocated Corporate expense	(1,614)	(1,656)	(1,751)
Gain on deconsolidation	19,420	27,406	—
Restructuring charge — Spinnaker	—	(38,272)	(2,708)

Consolidated Total	$16,168	$(19,240)	$(4,977)

Depreciation and Amortization
Adhesive-backed label stock	$—	$3,105	$5,236
Glass manufacturing equipment	485	461	472
Frequency control devices	765	879	809
Industrial process equipment	—	99	160
Corporate manufacturing expenses	—	15	1,058

Consolidated Total	$1,250	$4,559	$7,735

Capital expenditures
Adhesive-backed label stock	$—	$430	$2,631
Glass manufacturing equipment	89	217	183
Frequency control devices	134	429	1,476
Industrial process equipment	—	28	33

Consolidated Total	$223	$1,104	$4,323

Total Assets
Adhesive-backed label stock	$—	$—	$116,746
Glass manufacturing equipment	13,181	22,496	17,908
Frequency control devices	7,021	7,671	18,210
Industrial process equipment	—	—	2,285
General Corporate	3,228	1,448	7,671

Consolidated Total	$23,430	$31,615	$162,820

Total operating profit for reportable segments
Other profit or (loss):	$16,168	$(19,240)	$(4,977)
Investment income	121	384	1,481
Interest expense	(201)	(7,741)	(11,432)
Other expense	(92)	—	—
Impairment of Spinnaker’s investment in warrants	—	—	(2,800)

Income (loss) from continuing operations before income taxes and minority interests	$15,996	$(26,597)	$(17,728)

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On September 30, 2001, the Company’s ownership and voting interest of Spinnaker Industries, Inc. was reduced to 41.8% and 49.5% respectively, due to the disposition of shares of Spinnaker. As a result, effective September 30, 2001, the Company relinquished control of Spinnaker and has deconsolidated Spinnaker. On September 23, 2002, the Company disposed of its remaining interest in Spinnaker (see Note 1 to the Consolidated Financial Statements — “Basis of Presentation”).

16.	Quarterly Results of Operations (unaudited)

      The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and December 31, 2001, (in thousands, except per share amounts):

	2002 Three Months Ended(a)

	Mar. 31	June 30	Sep. 30	Dec. 31

Sales and revenues	$7,003	$9,691	$5,040	$4,652
Gross profit	2,149	2,820	1,078	902
Operating profit (loss)(b)	(400)	(193)	18,196	(1,435)
Net income (loss)	(292)	(108)	19,267	(904)
Basic and diluted earnings (loss) per share	(0.19)	(0.07)	12.86	(0.60)

	2001 Three Months Ended

	Mar. 31	June 30	Sep. 30	Dec. 31

Sales and revenues	$53,548	$45,353	$31,982	$10,190
Gross profit	4,995	692	2,661	2,435
Operating profit (loss)(c)	(37,093)	(5,870)	24,379	(656)
Net income (loss)	(36,070)	(8,673)	23,082	(1,277)
Basic and diluted earnings (loss) per share	(23.89)	(5.74)	15.36	(0.85)

NOTE:

a)	Effective September 30, 2001, the Company deconsolidated Spinnaker (see Note 1 to the Consolidated Financial Statements — “Basis of Presentation”). As a result, full year 2002 and fourth quarter 2001 results do not include Spinnaker results.

b)	Third quarter of 2002 includes $19,420 gain on deconsolidation. (See Note 1 to the Consolidated Financial Statements — “Basis of Presentation”).

c)	Includes restructuring costs applicable to Spinnaker of: 1st Quarter — $36,484; 2nd Quarter — $5,051; 3rd Quarter — $219 and gain on deconsolidation of $27,406 in the 3rd Quarter.

17.	Subsequent Events

M-tron Industries, Inc.

      On January 2, 2003, the Company’s subsidiary, M-tron Industries, Inc., concluded a loan with the South Dakota Board of Economic Development in the amount of $296,000. The note carries a 3.0% coupon rate and has a December 19, 2007 maturity date. Payments are $1,642 per month, with a balloon payment due at maturity.

      This State loan replaces the borrowing under the revolving credit loan that was used to consummate the Champion Technologies, Inc. acquisition. This State loan, along with other local agency loans, totaled $646,000 and partially funded the October 15, 2002 acquisition of certain Champion assets that were purchased for $850,000. The State and local agency loans are secured by M-tron’s real estate.

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lynch Systems, Inc.

      On February 11, 2003, Lynch Systems booked an order in the amount of $2.2 million for tableware equipment that will be delivered in 2003. In addition, on March 12, 2003, an order for $2.5 million for CRT equipment was received which will also be delivered in 2003. These orders, which total $4.7 million, have substantially increased Lynch Systems’ open order backlog.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF

REGISTRANT LYNCH CORPORATION

CONDENSED BALANCE SHEET

	2002	2001

	(In Thousands)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents(a)	$3,412	$2,208
Investments — Marketable Securities	861	—
Dividend Receivable From Subsidiary	6	—
Deferred Income Taxes	166	412
Other Current Assets	174	76

	4,619	2,696
OTHER ASSETS (principally investment in and amounts due from wholly owned subsidiaries)	9,942	10,517

TOTAL ASSETS	$14,561	$13,213

LIABILITIES AND SHAREHOLDERS’ (DEFICIENCY) EQUITY
CURRENT LIABILITIES	$4,589	$1,213
LONG TERM LIABILITIES	(962)	31
LOSS IN EXCESS OF INVESTMENT	—	19,420
TOTAL SHAREHOLDERS’ (DEFICIENCY) EQUITY	10,934	(7,451)

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIENCY) EQUITY	$14,561	$13,213

Notes:

(a)	Cash and cash equivalents includes $1,125,000 restricted cash that secures the $1,000,000 Letter of Credit issued on behalf of Lynch to M-tron’s lending bank.

*	On September 30, 2001, the Company’s ownership and voting interest of Spinnaker Industries, Inc. was reduced to 41.8% and 49.5% respectively, due to the disposition of shares of Spinnaker. As a result, effective September 30, 2001, the Company relinquished control of Spinnaker and has deconsolidated Spinnaker. On September 23, 2002, the Company disposed of its remaining interest in Spinnaker (See Note 1 to the Consolidated Financial Statements — “Basis of Presentation”).

LYNCH CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENT OF OPERATIONS

	Year Ended December 31

	2002	2001	2000

	(In Thousands)
Interest, Dividends & Gains on Sale of Marketable Securities	$40	$209	$187
Dividend from Subsidiary	1,306	—	1,500
Interest & Other Income from Subsidiaries	12	24	348

TOTAL INCOME	1,358	233	2,035
Costs & Expenses:
Unallocated Corporate Administrative Expense	1,414	1,001	1,451
Interest Expense	9	23	15

TOTAL COST AND EXPENSE	1,423	1,024	1,466

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	(65)	(791)	569
Income Tax Benefit (Provision)	20	269	(215)
Equity in Net Income (Loss) of Subsidiaries	18,008	(22,416)	(3,792)

NET INCOME (LOSS)	$17,963	$(22,938)	$(3,438)

*	On September 30, 2001, the Company’s ownership and voting interest of Spinnaker Industries, Inc. was reduced to 41.8% and 49.5% respectively, due to the disposition of shares of Spinnaker. As a result, effective September 30, 2001, the Company relinquished control of Spinnaker and has deconsolidated Spinnaker. On September 23, 2002, the Company disposed of its remaining interest in Spinnaker. — See Note 1 to Consolidated Financial Statements — “Basis of Presentation”.

LYNCH CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOW

	Year Ended December 31

	2002	2001	2000

	(In Thousands)
Cash provided from (used in) Operating Activities	$910	$(1,220)	$(2,210)

INVESTING ACTIVITIES:
Purchase of available for-sale Securities	(306)	—	—
Dividend from subsidiaries	1,300	1,500	—

NET CASH PROVIDED FROM INVESTING ACTIVITIES	994	1,500	—

FINANCING ACTIVITIES:
Sale of Treasury Stock	—	—	1,191
Issuance of Common Stock	—	—	1,809
Other (Loans to Subsidiary)	(700)	—	(16)

NET CASH (USED IN) PROVIDED FROM FINANCING ACTIVITIES	(700)	—	2,984

TOTAL INCREASE IN CASH AND CASH EQUIVALENTS	1,204	280	774
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,208	1,928	1,154

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,412	$2,208	$1,928

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A — BASIS OF PRESENTATION

      In the parent company’s financial statements, the Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of the subsidiaries.

NOTE B — DIVIDENDS FROM SUBSIDIARIES

      Dividends paid to Lynch Corporation from the Registrant’s consolidated subsidiaries were $1,300,000 in 2002 and $1,500,000 in 2001. No dividends were paid in 2000 and no other dividends were received from subsidiaries or investees.

NOTE C — LOANS TO SUBSIDIARIES

      In 2002, Lynch Corporation (parent) lent its subsidiary, M-tron Industries, Inc., $700,000 to support its banking relationship and to fund M-tron’s acquisition of Champion Technologies, Inc.

NOTE D — INCOME TAX RECOVERY

      2002 cash provided from operations includes income tax recoveries of $2,170,000.

NOTE E — SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR ADDITIONAL INFORMATION.

LYNCH CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

Column A	Column B	Column C		Column D	Column E

		Additions

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts(A)	Deductions(B)	Period

Year ended December 31, 2002
Allowance for uncollectible	$118,000	$7,000	$0	$34,000	$91,000

Year ended December 31, 2001
Allowance for uncollectible	$1,582,000	$120,000	$(589,000)	$995,000	$118,000

Year ended December 31, 2000
Allowance for uncollectible	$361,000	$1,312,000	$0	$91,000	$1,582,000

(A)	$589,000 is the result of the deconsolidation of Spinnaker Industries, Inc. on September 30, 2001 (as discussed in Note 1 to the Consolidated Financial Statements).

(B)	Uncollectible accounts written off are net of recoveries (majority attributable to Spinnaker in 2001).

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LYNCH CORPORATION

By:	/s/ RALPH R. PAPITTO

RALPH R. PAPITTO
Chief Executive Officer
(Principal Executive Officer)

March 26, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ RALPH R. PAPITTO RALPH R. PAPITTO	Principal Executive Officer, Chairman of the Board of Directors and Director	March 26, 2003

/s/ MARIO J. GABELLI MARIO J. GABELLI	Vice Chairman of the Board of Directors and Director	March 26, 2003

/s/ E. VAL CERUTTI E. VAL CERUTTI	Director	March 26, 2003

/s/ AVRUM GRAY AVRUM GRAY	Director	March 26, 2003

/s/ ANTHONY R. PUSTORINO ANTHONY R. PUSTORINO	Director	March 26, 2003

/s/ RICHARD E. MCGRAIL RICHARD E. MCGRAIL	President, Chief Operating Officer and Director	March 26, 2003

/s/ RAYMOND H. KELLER RAYMOND H. KELLER	Principal Financial and Accounting Officer and Director	March 26, 2003

CERTIFICATIONS

I, Ralph R. Papitto, certify that:

      1. I have reviewed this annual report on Form 10-K of Lynch Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the Registrant as of, and for, the periods presented in this annual report;

      4. The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), for the Registrant and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

      6. The Registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RALPH R. PAPITTO

RALPH R. PAPITTO
Chairman and Chief Executive Officer

Date: March 27, 2003

CERTIFICATIONS

I, Raymond H. Keller, certify that:

      1. I have reviewed this annual report on Form 10-K of Lynch Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the Registrant as of, and for, the periods presented in this annual report;

      4. The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

      6. The Registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RAYMOND H. KELLER

RAYMOND H. KELLER
Vice President and Chief Financial Officer

Date: March 27, 2003

EXHIBIT INDEX

Exhibit
No.		Description

2	(a)	Asset Purchase Agreement (“Asset Purchase Agreement”) dated January 18, 2002 by and among Spinnaker Industries, Inc., Spinnaker Coating, Inc., Spinnaker Coating-Maine, Inc. and SP Acquisition, LLC.
	(b)	Asset Purchase Agreement Amendment No. 1 dated February 15, 2002.
	(c)	Asset Purchase Agreement Amendment No. 2 dated February 25, 2002.
	(d)	Asset Purchase Agreement Amendment No. 3 dated March 5, 2002.
	(e)	Asset Purchase Agreement Amendment No. 4 dated March 8, 2002.
	(f)	Asset Purchase Agreement Amendment No. 5 dated March 18, 2002.
	(g)	Schedules to Asset Purchase Agreement dated January 18, 2002.
	(h)	United States Bankruptcy Court Order dated March 6, 2002; In Re: Spinnaker Industries, Inc., et al., C.A. No. 01-38066.
3	(a)	Restated Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3(a) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987).
	(b)	By-laws of the Registrant, (incorporated by reference to the Exhibit 3(b) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987).
4	(a)	Purchase Agreement, dated October 18, 1996 (the “Purchase Agreement”) among Spinnaker Industries, Inc., a Delaware corporation (“Spinnaker”), Brown-Bridge Industries, Inc., a Delaware corporation (“Brown-Bridge”), Central Products Company, a Delaware corporation (“Central Products”), and Entoleter, Inc., (“Entoleter”) and together with Brown-Bridge and Central Products, (the “Guarantors”) and BT Securities Corporation (the “Initial Purchaser”) (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K, dated October 23, 1996).
	(b)	Indenture, dated October 23, 1996, among Spinnaker, the Guarantors and the Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.3 to Registrant’s Form 8-K, dated April 19, 1996).
	(b)(i)	First Supplemental Indenture dated as of March 17, 1998, among Spinnaker Industries, Inc., Central Products Company, Entoleter, Inc., Spinnaker Coating, Inc., Spinnaker Coating-Maine, Inc. and the Chase Manhattan Bank, as Trustee (incorporated by reference by Exhibit 99.6 to the Form 8-K of Spinnaker Industries, Inc., dated as of March 17, 1998.)
	(c)	Credit Agreement (the “Spinnaker Credit Agreement”) amended as of December 31, 1997, among Central Products Company, Brown-Bridge Industries, Inc. and Entoleter, Inc. as Borrowers, Spinnaker Industries, Inc. as Guarantor, each of the financial institutions listed on Schedule 1 thereto, BT Commercial Corporation, as Agent, Transamerican Business Credit Corporation, as Collateral Agent, and Bankers Trust Company as Issuing Bank (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K dated October 23, 1996).
	(c)(i)	Fourth Amendment to the Spinnaker Credit Agreement (incorporated by reference to Exhibit 9.3 to the Form 8-K of Spinnaker Industries, Inc. dated as of March 17, 1998).
	(c)(ii)	Fifth Amendment to Spinnaker Credit Agreement (incorporated by reference to Exhibit 9.4 to the Form 8-K of Spinnaker Industries, Inc. dated as of March 17, 1998).
	(c)(iii)	Sixth Amendment to the Spinnaker Credit Agreement (incorporated by reference by Exhibit 9.5 to the Form 8-K of Spinnaker Industries, Inc. dated as of March 17, 1998).
	(d)	Refinanced Credit Agreement among Spinnaker Coating, Inc., Spinnaker Coating-Maine, Inc. and Entoleter, Inc. as Borrowers, Spinnaker Industries, Inc. as Guarantor, each of the financial institutions listed as Schedule 1 hereto and Transamerica Business Corporation, as Agent, dated August 9, 1999 and the First, Second and Third Amendments thereto (incorporated by reference to Exhibits 10.5, 10.6, 10.7 and 10.8 to Spinnaker’s Form 10-K for the year ended December 31, 1999).
	(d)(i)	Fourth Amendment to financed Credit Agreement dated April 17, 2000 (incorporated by reference to Exhibit 10.1 to Spinnaker’s Form 10-Q for the quarter ended March 31, 2000).

Exhibit
No.		Description

	(d)(ii)	Fifth Amendment to Refinanced Credit Agreement dated September 30, 2000 (incorporated by reference to Exhibit 10.1 to Spinnaker’s Form 10-Q for the quarter ended September 30, 2000).
	(d)(iv)	Sixth Amendment to Refinanced Credit Agreement dated March 2001 (incorporated by reference to Exhibit 10.16 to Spinnaker’s Form 10-K for the year ended December 31, 2001).
The Registrant, by signing this Form 10-K Annual Report, agrees to furnish to the Securities and Exchange Commission a copy of any long-term debt instrument where the amount of the securities authorized thereunder does not exceed 10 percent of the total assets of the Registrant on a consolidated basis.

10	(a)*	Lynch Corporation 401(k) Savings Plan.
	(b)	Acquisition Agreement between Brown-Bridge Acquisition Corporation and Kimberly-Clark Corporation, dated June 15, 1994 (exhibit omitted) (incorporated by reference to Exhibit 10® to Registrant’s Form 10-Q for the quarter ended June 10, 1994).†
	(c)*	Management Agreement, dated as of June 10, 1994, by and among Boyle, Fleming, George & Co., Inc. and Safety Railway Service Corporation (incorporated by reference by Exhibit 7.1 to the Registrant’s Form 8-K, dated June 13, 1994).
	(d)	Subscription Agreement dated March 9, 2000 between Registrant and Mario J. Gabelli (incorporated by reference to Exhibit E to Amendment No. 41 to Schedule 13D of Registrant dated March 15, 2000 filed by Mario J. Gabelli et. al.).
	(e)	Warrant Purchase Agreement dated as of June 10, 1994, by and among Boyle, Fleming, George & Co., Inc. and Safety Railway Service Corporation (incorporated by reference by Exhibit 7.1 to the Registrant’s Form 8-K, dated June 13, 1994).
	(f)	A Warrant, dated as of June 10, 1994, executed by Safety Railway Service Corporation (incorporated by reference to Exhibit 7.1 to Registrant’s Form 8-K, dated June 12, 1994).
	(g)	Asset Purchase Agreement, dated as of June 15, 1994, between Kimberly-Clark Corporation and Brown-Bridge Acquisition Corp. (Exhibits omitted) (incorporated by reference to Exhibit 10® to Registrant’s Form 10-Q for the quarter ended June 30, 1994).†
	(h)	Stock Purchase and Loan Program (incorporated by reference to Exhibit 10(p) to Registrant’s Form 10-K for the year ended December 31, 1994).
	(i)	Shareholders’ and Voting Agreement, dated September 16, 1994, among Safety Railway Service Corporation, Brown-Bridge Industries, Inc. and the other stockholders of Brown-Bridge (incorporated by reference to Exhibit 10(q) to Registrant’s Form 10-K for the year ended December 31, 1994).
	(j)	Put Option Agreement, dated September 16, 1994, among Safety Railway Service Corporation, Brown-Bridge Industries, Inc. and certain stockholders of Brown-Bridge (incorporated by reference to Exhibit 10(q) to Registrant’s Form 10-K for the year ended December 31, 1994).
	(k)*	Directors Stock Plan (incorporated by reference to Exhibit 10(o) to Registrant’s Form 10-K for the year ended December 31, 1997).
	(l)	Amended Phantom Stock Plan (incorporated by reference to Exhibit 10(p) to Registrant’s Form 10-Q for the year ended September 30, 1998).
	(m)	Stock and Asset Purchase Agreement, dated as of September 27, 1995, by and among Central Products Acquisition Corp. Unisource Worldwide, Inc. and Alco Standard Corporation (incorporated by reference to Exhibit 7.1 to Registrant’s Form 8-K, dated October 19, 1995).†
	(n)	Agreement and Plan of Merger (Brown-Bridge Minority Interest), by and among Spinnaker Industries, Inc., BB Merger Corp., Brown-Bridge Industries, Inc. and the stockholder of Brown-Bridge Industries, Inc. on Exhibit A Thereto (incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K, dated April 19, 1996).†
	(o)	Lease Agreement between Registrant and Gabelli Funds, Inc. (incorporated by reference to Exhibit 10(a)(a) to Registrant’s Form 10-Q for the Quarter Ended March 31, 1998).

Exhibit
No.		Description

	(p)	Asset Purchase Agreement, dated as of November 18, 1997, by and between S.D. Warren Company (“Seller”) and Spinnaker Industries, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K of Spinnaker Industries, Inc., dated as of March 17, 1998).
	(p)(i)	First Amendment to Asset Purchase Agreement, dated March 17, 1998, by and between S.D. Warren Company and Spinnaker Industries, Inc. (incorporated by reference by Exhibit 4.2 to the Form 8-K of Spinnaker Industries, Inc., dated as of March 17, 1998).†
	(p)(ii)	Subordinated Note, dated March 17, 1998, issued by Spinnaker Industries, Inc. to S.D. Warren Company in the original principal amount of $7 million bearing interest at a rate of 20% per annum (incorporated by reference to Exhibit 4.1 to the Form 8-K of Spinnaker Industries, Inc., dated as of March 17, 1998).
	(p)(iii)	Site Separation and Service Agreement, dated March 17, 1998, between S.D. Warren Company and Spinnaker Industries, Inc. (incorporated by reference by Exhibit 99.1 to the Form 8-K of Spinnaker Industries, Inc., dated March 17, 1998).
	(p)(iv)	Lease Agreement, dated March 17, 1998, between S.D. Warren Company and Spinnaker Industries, Inc. (incorporated by reference by Exhibit 99.2 to the Form 8-K of Spinnaker Industries, Inc., dated as of March 17, 1998.)
	(q)	Stock Purchase Agreement between Spinnaker Industries, Inc. and Intertape Polymer Group, Inc., dated April 9, 2000 (incorporated by reference to Exhibit 2.1 to Spinnaker Industries, Inc. Form 8-K, dated August 16, 2000).
	(r)	Asset Purchase Agreement by and among Registrant, Spinnaker Electrical Tape Company and Intertape Polymer Group, Inc., dated April 9, 2000 (incorporated by reference to Exhibit 2.2 to Spinnaker Industries, Inc. Form 8-K, dated August 16, 2000).
	(s)	Information Statement of Lynch Interactive Corporation’s (incorporated by reference to Exhibit 99.1 to Lynch Interactive Corporation’s Form 10-A-1, dated August 18, 2000).
	(t)	Separation Agreement, dated as of August 31, 2000, between Registrant and Lynch Interactive Corporation (incorporated by reference to Exhibit 2 to Lynch Interactive Corporation’s Form 10a-1, dated August 18, 2000).
	(u)*	Letter of Understanding between Registrant and Louis A. Guzzetti (incorporated by reference to Exhibit (u) to Registrant’s Form 10-K for the year ended December 31, 1999).
	(v)	Note from Louis A. Guzzetti, Jr. to Registrant (incorporated by reference to Exhibit 10(v) to Registrant’s Form 10-K for the year ended December 31, 2000).
	(w)*	Agreement among Registrant, Mario J. Gabelli and Ralph R. Papitto dated August 17, 2001 pursuant to which, among other things, Registrant agreed to grant Mr. Papitto an option (incorporated by reference to Exhibit 10(w) to Registrant’s Form 8-K dated August 17, 2001).
	(x)*	Amendment dated February 7, 2002 among Registrant, Mario J. Gabelli and Ralph R. Papitto, amending the Agreement at Exhibit 10(w) to terminate Registrant’s obligation to grant an option to Mr. Papitto.
	(y)*	Lynch Corporation 2001 Equity Incentive Plan adopted December 10, 2001.
	(z)	Amended and Restated Credit Agreement by and between Lynch Systems, Inc. and SunTrust Bank dated as of June 10, 2002.††
	(aa)	Unlimited Continuing Guaranty Agreement by Guarantor, Lynch Corporation, dated June 10, 2002.††
	(bb)	Restated Loan and Security Agreement by and between M-tron Industries, Inc. and First National Bank of Omaha dated August 31, 2001.††
	(cc)	First Amendment to Restated Loan and Security Agreement by and between M-tron Industries, Inc. and First National Bank of Omaha dated August 31, 2002.††
14		Business Conduct (Ethics) Policy.††
16		Letter Re: Change in Certifying Accountant (incorporated by reference to Exhibit 16 to Registrant’s Form 8-K, dated March 19, 1996).
21		Subsidiaries of the Registrant.††

Exhibit
No.		Description

23		Consent of Ernst & Young LLP.††
24		Powers of Attorney.††
99	(a)	Certification of Registrant’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 99(a) to Registrant’s Form 8-K dated March 27, 2003).
	(b)	Certificate of Registrant’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 99(b) to Registrant’s Form 8-K dated March 27, 2003).

*	Management contract or compensatory arrangement.

†	Registrant agrees to furnish a supplemental copy of any omitted schedule to the Securities and Exchange Commission upon request.

††	Filed herewith.

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