Form 10-Q
period 2003-03-31
LYNCH CORP
filed 2003-05-07
CIK 61004

SECURITIES & EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

Yes [X]   No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.

Class	Outstanding at May 1, 2003

Common Stock, $0.01 par value	1,497,883

INDEX

LYNCH CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets:
-	March 31, 2003
-	December 31, 2002
Condensed Consolidated Statements of Operations:
-	Three months ended March 31, 2003 and 2002
Condensed Consolidated Statements of Cash Flows:
-	Three months ended March 31, 2003 and 2002
Notes to Condensed Consolidated Financial Statements:
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES

Part 1 - FINANCIAL INFORMATION –

Item 1 - Financial Statements

LYNCH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

	March 31,	December 31,
	2003	2002
	(unaudited)	(A)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,720	$5,986
Restricted cash (Note D)	1,125	1,125
Investments – Marketable Securities (Note E)	836	861
Trade accounts receivables, less allowances of $91 and $91, respectively	3,195	3,524
Inventories (Note F)	6,010	5,624
Recoverable income taxes	532	532
Deferred income taxes	207	207
Prepaid expenses	259	324

TOTAL CURRENT ASSETS	18,884	18,183

PROPERTY, PLANT AND EQUIPMENT
Land	291	291
Buildings and improvements	4,198	4,198
Machinery and equipment	11,874	11,841

	16,363	16,330
Less: accumulated depreciation	11,747	11,504

	4,616	4,826
OTHER ASSETS	368	421

TOTAL ASSETS	$23,868	$23,430

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable to banks (Note G)	$2,352	$2,228
Trade accounts payable	1,262	927
Accrued warranty expense (Note H)	1,423	1,595
Accrued compensation expense	1,034	921
Accrued income taxes	697	1,053
Accrued professional fees	218	327
Accrued commissions	171	214
Margin liability on marketable securities	251	251
Other accrued expenses	340	659
Customer advances	2,668	1,147
Current maturities of long-term debt (Note G)	840	832

TOTAL CURRENT LIABILITIES	11,256	10,154

LONG-TERM DEBT (Note G)	1,325	1,089
OTHER LONG TERM LIABILITIES	1,116	1,253

TOTAL LIABILITIES	13,697	12,496

COMMITMENTS AND CONTINGENCIES (Note L)

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value - 10,000,000 shares authorized; 1,513,191 shares issued; 1,497,883 shares outstanding	15	15
Additional paid-in capital	15,645	15,645
Accumulated deficit	(5,308)	(4,570)
Accumulated other comprehensive Income (Note J)	277	302
Treasury stock of 15,308 shares at cost	(458)	(458)

TOTAL SHAREHOLDERS’ EQUITY	10,171	10,934

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,868	$23,430

(A)	The Balance Sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

LYNCH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except share amounts)

	Three Months Ended
	March 31 (unaudited)

	2003	2002

SALES AND REVENUES	$4,744	$7,003
Cost and expenses:
Manufacturing cost of sales	3,951	4,854
Selling and administrative	1,833	2,549

OPERATING LOSS	(1,040)	(400)
Other income (expense):
Investment Income	22	39
Interest expense	(69)	(40)

	(47)	(1)

LOSS BEFORE INCOME TAXES	(1,087)	(401)
Benefit from income taxes	349	109

NET LOSS	$(738)	$(292)

Weighted average shares outstanding.	1,497,900	1,497,900

BASIC AND DILUTED LOSS PER SHARE:	$(0.49)	$(0.19)

See accompanying notes

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

LYNCH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)

	Three Months Ended
	March 31, (unaudited)

	2003	2002

OPERATING ACTIVITIES
Net loss	$(738)	$(292)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Restricted operating cash	—	(240)
Depreciation	243	259
Amortization of definite-lived intangible assets	53	50
Changes in operating assets and liabilities:
Receivables	329	1,086
Inventories	(386)	(401)
Accounts payable and accrued liabilities	970	(1,991)
Other assets/liabilities	(72)	(110)

Net cash provided by (used in) operating activities	399	(1,639)

INVESTING ACTIVITIES
Capital expenditures	(33)	(36)
Purchase of marketable securities	—	(260)

Cash used in investing activities	(33)	(296)

FINANCING ACTIVITIES
Net borrowings of notes payable	124	245
Repayment of long-term debt	(52)	(245)
Proceeds from long-term debt	296	—

Cash provided by financing activities	368	—

Increase (decrease) in cash and cash equivalents	734	(1,935)
Cash and cash equivalents at beginning of period	5,986	4,247

Cash and cash equivalents at end of period	$6,720	$2,312

See accompanying notes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.	Subsidiaries of the Registrant

As of March 31, 2003, the Subsidiaries of the Registrant are as follows:

Owned By Lynch

Lynch Systems, Inc.	100.0%
Lynch International Holding Corporation	100.0%
Lynch-AMAV LLC	100.0%
M-tron Industries, Inc.	100.0%
M-tron Industries, Ltd.	100.0%

B.	Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

     The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     On September 23, 2002, Lynch disposed of its remaining interest in Spinnaker Industries, Inc. (“Spinnaker”) for nominal consideration and completed the deconsolidation that commenced on September 30, 2001. The financial statements for the periods ending March 31, 2002; December 31, 2002; and March 31, 2003 therefore exclude Spinnaker. The net result of the deconsolidation was the recording of a non-cash gain of $19.4 million in the third quarter of 2002 and $27.4 million in the third quarter of 2001.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries’ annual report on Form 10-K for the year ended December 31, 2002.

C.	Adoption of Accounting Pronouncements

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Indebtedness of Others.

     The Company presently guarantees (unsecured) the SunTrust Bank loans of its subsidiary, Lynch Systems, and has guaranteed a Letter of Credit issued to the First National Bank of Omaha on behalf of its subsidiary, M-tron Industries, Inc. These guarantees are subject to FIN 45’s disclosure requirement only. As of March 31, 2003, there were no obligations to SunTrust Bank. As of March 31, 2003, the $1,000,000 Letter of Credit issued by Fleet Bank to The First National Bank of Omaha was secured by a $1,125,000 deposit in a Fleet Bank Treasury Fixed Income Fund.

     There are no other financial, performance, indirect guarantees or indemnification agreements.

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002; the Company does not have any exit or disposal activities underway.

     On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), which amends the disclosure provisions of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123”) and APBN opinion No. 28, “Interim Financial Reporting” (“APB 28”). See Note I to the Consolidated Financial Statements – “Earnings Per Share and Stockholders Equity”.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company does not have any variable interest entities.

D.	Restricted Cash

At both March 31, 2003 and December 31, 2002, the Company had $1.1 million of Restricted Cash that secures a Letter of Credit issued by Fleet Bank to the First National Bank of Omaha as collateral for its M-tron subsidiary’s loans.

E.	Investments

     The following is a summary of marketable securities held by the Company (in Thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
Equity Securities	Cost	Gains	Losses	Value

March 31, 2003	$557	$279	—	$836
December 31, 2002	$557	$304	—	$861

     The Company has a margin liability against this investment of $251,000 at both March 31, 2003 and December 31, 2002 which must be settled upon the disposition of the related securities whose fair value is based on quoted market prices. The Company has designated these investments as available for sale pursuant to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

F.	Inventories

     Inventories are stated at the lower of cost or market value. At March 31, 2003, inventories were valued by two methods: last-in, first-out (LIFO) — 64%, and first-in, first-out (FIFO) — 36%. At December 31, 2002, inventories were valued by the same two methods: LIFO – 63%, and FIFO — 37%.

	March 31,	December 31,
	2003	2002

	(In Thousands)
Raw materials	$1,626	$1,436
Work in process	2,470	2,376
Finished goods	1,914	1,812

Total Inventories	$6,010	$5,624

     Current costs exceed LIFO value of inventories by $1,230,000 and $1,212,000 at March 31, 2003 and December 31, 2002 respectively.

G.	Indebtedness

     Lynch Systems, Inc. and M-tron Industries, Inc. maintain their own credit facilities. The Lynch Systems facility includes an unsecured parent Company guarantee. M-tron’s revolving credit agreement is supported by a $1.0 million Letter of Credit that is secured by a $1.1 million deposit in a Fleet Bank Treasury Fixed Income Fund (see Note D - “Restricted Cash”).

     In general, the credit facilities are secured by property, plant and equipment, inventory, receivables and common stock of certain subsidiaries and contain certain covenants restricting distributions to the Company.

     Notes payable to banks and long-term debt consists of:

	March 31,	December 31,

	2003	2002

	(In Thousands)
Notes payable:
M-tron bank revolving loan at variable interest rates (4.5% at March 31, 2003), due May 2003.	$2,352	$2,228
Lynch Systems bank revolving loan at variable interest rates, due June, 2003	—	—

	$2,352	$2,228

Long-term debt:
M-tron commercial bank term loan at variable interest rates (5.0% at March 31, 2003), due September, 2004	$959	$1,001
Yankton Area Progressive Growth loan at 0.0% interest, due April 2005	250	250
South Dakota Board of Economic Development at a fixed rate of 3%, due December, 2007	293	0
Yankton Areawide Business Council loan at a fixed interest rate of 5.5%, due November 2007	97	98
Lynch Systems term loan at a fixed interest rate of 8.0%, due August 2003	566	572

	2,165	1,921
Current maturities	(840)	(832)

	$1,325	$1,089

H.	Long-Term Contracts and Warranty Expense

     Lynch Systems, a 100% wholly owned subsidiary of the Company, is engaged in the manufacture and marketing of glass-forming machines and specialized manufacturing machines. Certain sales contracts require an advance payment (usually 30% of the contract price) which is accounted for as a customer advance. The contractual sales prices are paid either (i) as the manufacturing process reaches specified levels of completion or (ii) based on the shipment date. Guarantees by letter of credit from a qualifying financial institution are required for most sales contracts. Because of the specialized nature of these machines and the period of time needed to complete production and shipping, Lynch Systems accounts for these contracts using the percentage-of-completion accounting method as costs are incurred compared to total estimated project costs (cost to cost basis). At March 31, 2003 and December 31, 2002, unbilled accounts receivable (included in accounts receivable) were $1.2 million and $0.7 million, respectively.

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

Balance, December 31, 2002	$1,595
Warranties issued during the period	41
Settlements made during the period	(213)
Changes in liabilities for pre-existing warranties during the period, including expirations	—

Balance, March 31, 2003	$1,423

     I.     Earnings Per Share and Stockholders’ Equity

     The Company’s basic and diluted earnings per share are equivalent as the options issued in May 2002 to purchase 228,000 shares of the Company’s common stock were anti-dilutive throughout 2002 and the first quarter of 2003.

     On December 10, 2001, the Board of Directors approved, subject to shareholder approval at the May 2002 Annual Meeting, the 2001 Equity Incentive Plan and the issuance of up to 300,000 options to purchase shares of Company common stock to certain employees of the Company, of which 228,000 options were granted (subject to shareholder approval) at $17.50 per share on December 10, 2001. Although the grants were approved by the shareholders on May 2, 2002, the shares are not considered issued until exercised or in the money, neither event having transpired to-date. 200,000 of these options are fully vested, with the remaining options vesting quarterly over the next seven quarters.

     The Company has a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or above the market value of the underlying common stock on the date of grant. The Company provides pro forma disclosures of the compensation expense determined under the fair value provisions of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” as follows:

	Three Months Ended
	March 31,

	2003	2002

Net loss as reported	$(738)	$(292)
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effect	39	—

Pro forma net loss	$(777)	$(292)

Basic and diluted loss per share:
As reported	$(0.49)	$(0.19)
Pro forma	$(0.52)	$(0.19)

     The net loss as reported in each period did not include any stock-based compensation.

     The weighted average fair value of options granted in 2002 is $17.50.

J.	Accumulated Other Comprehensive Income (Loss)

     Total comprehensive loss was $763,000 and $260,000 for the three months ended 3/31/03 and 3/31/02 respectively, including other comprehensive loss of $25,000 in the first quarter of 2003 resulting from losses on available for sale securities as opposed to other comprehensive income of $32,000 in the first quarter of 2002 resulting from gains on available for sale securities.

K.	Segment Information

     The Company has two reportable business segments. The first segment is Lynch Systems’ glass manufacturing equipment business. Frequency control devices (quartz crystals and oscillators) manufactured and sold by M-tron is the other segment. Both businesses are located domestically.

     EBITDA (after corporate allocation) is equal to operating profit before interest, taxes, depreciation, and amortization. EBITDA is presented because it is a widely accepted financial indicator of value and ability to incur and service debt. EBITDA is a key measure that is used by Lynch's management to evaluate and manage its operating businesses. EBITDA is not a substitute for operating income or cash flows from operating activities in accordance with generally accepted accounting principles.

     Operating loss is equal to revenues less operating expenses, excluding investment income, interest expense and income taxes. The Company allocates a negligible portion of its general corporate expenses to its operating segments.

	Three Months Ended
	March 31

	2003	2002

	(In Thousands)

Revenues
Glass manufacturing equipment	$1,483	$4,315
Frequency control devices	3,261	2,688

Consolidated Total	$4,744	$7,003

EBITDA (after corporate allocation)
Glass manufacturing equipment	$(427)	$821
Frequency control devices	30	(635)

Total manufacturing	(397)	186
Corporate expenses, net	(347)	(277)

Consolidated Total	$(744)	$(91)

	Three Months Ended
	March 31

	2003	2002

	(In Thousands)

Operating Profit (Loss)
Glass manufacturing equipment	$(483)	$726
Frequency control devices	(223)	(799)

Total manufacturing	(706)	(73)
Unallocated Corporate expenses	(334)	(327)

Consolidated Total	$(1,040)	$(400)

Depreciation and Amortization
Glass manufacturing equipment	$118	$120
Frequency control devices	178	189

Consolidated Total	$296	$309

Capital Expenditures
Glass manufacturing equipment	$28	$9
Frequency control devices	5	27

Consolidated Total	$33	$36

Total Assets
Glass manufacturing equipment	$12,423	$21,238
Frequency control devices	8,222	7,598
General Corporate	3,223	1,268

Consolidated Total	$23,868	$30,104

Total operating loss of reporting segments	$(1,040)	$(400)
Other profit or loss:
Investment income	22	39
Interest expense	(69)	(40)

Loss before income taxes	$(1,087)	$(401)

Reconciliation of EBITDA (after corporate allocation)
Net loss	$(738)	$(292)
Benefit from income taxes	(349)	(109)
Interest expense	69	40
Investment income	(22)	(39)

Operating loss/EBIT	(1,040)	(400)
Depreciation and amortization	296	309

EBITDA	$(744)	$(91)

L.	Commitments and Contingencies

     In the normal course of business, subsidiaries of the Registrant are defendants in certain product liability, worker claims and other litigation in which the amounts being sought may exceed insurance coverage levels. The resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition or operations. In addition, Registrant and/or one or more of its subsidiaries are parties to the following additional legal proceedings:

1.	In re Spinnaker Coating, Inc., Debtor/PACE Local I-1069 v. Spinnaker Coating, Inc., and Lynch Corporation, U.S. Bankruptcy Court, District of Maine, Chapter 11, Adv. Pro. No. 02-2007; and PACE Local 1-1069 v. Spinnaker Industries, Inc., Spinnaker Coating, Inc., and Spinnaker Coating-Maine, Inc., Cumberland County Superior Court, CV-2001-00352:

     There has been no change in the status of this lawsuit as last reported in Registrant’s Form 10-K for its fiscal year ended December 31, 2002.

2.	Qui Tam Lawsuit

     There has been no change in the status of this lawsuit as last reported in Registrant’s Form 10-K for its fiscal year ended December 31, 2002.

3.	Spinnaker Chapter 11 Reorganization Proceeding

     The Spinnaker Chapter 11 reorganization was concluded on April 10, 2003 by order of the United States Bankruptcy Court confirming the joint plan of liquidation. The findings of fact are not reported herein because, on September 23, 2002, Lynch disposed of its entire remaining interest in Spinnaker and no longer has any economic interest in or affiliation with Spinnaker.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

First Quarter 2003 Compared to First Quarter 2002

Sales and Revenues/Gross Margin

     Revenues for the first quarter of 2003 decreased by $2.3 million from first quarter 2002 to $4.7 million due mainly to the low beginning backlog and the timing of deliveries for orders booked by Lynch Systems in February and March of 2003.

     First quarter 2003 gross margin as a percent of revenues of 16.7% was 14.0% below the first quarter of 2002 due mainly to the low level of sales.

     Revenues at M-tron increased by $0.6 million, or 21.3%, to $3.3 million for the first quarter of 2003 due partly to the acquisition of Champion Technologies, Inc. (“Champion”). On October 18, 2002, M-tron acquired certain assets of an industry competitor, Champion Technologies, Inc., from U.S. Bank in a transaction accounted for as a purchase. Champion’s product line includes crystals, clock oscillators, specialized crystal oscillators, and timing solutions.

     Lynch Systems’ revenues for the first quarter of 2003 declined by $2.8 million from the corresponding 2002 period to $1.5 million due mainly to depressed bookings for glass press machines throughout 2002. However, order backlog of $8.7 million at March 31, 2003 represented an improvement of $4.8 million since December 31, 2002 and was virtually equal to the backlog last March.

     M-tron’s gross margin as a percentage of net sales for the three month period of 2003 was up 12.1% to 20.0% from the same period of 2002. The sales improvement of 21.3% in the quarter more than offset the costs incurred in manufacturing the more sophisticated Champion parts..

     Lynch Systems’ gross margin as a percentage of net sales for the three month period of 2003 declined 35.3% to 9.6% from the same period of 2002. This reduction was the result of the 65.6% sales decline in the first quarter that included a major drop-off in higher margin repair parts business.

Operating Loss

     Operating loss for the first quarter 2003 was $1.0 million compared to the first quarter 2002 operating loss of $0.4 million, representing an unfavorable variance of $0.6 million on $2.3 million less revenue.

     For the first quarter of 2003, M-tron had an operating loss of $0.2 million, an improvement of $0.6 million over the $0.8 million loss in the first quarter of 2002 due mainly to the improved sales volume mentioned above and better product mix.

     For the 2003 first quarter, Lynch Systems had an operating loss of $0.5 million compared to an operating profit of $0.7 million in the first quarter of 2002. Although Lynch Systems operating costs were reduced by $0.6 million from the first quarter of 2002, the company could not compensate for the 66 percent volume decline and poor product mix.

     For the first quarter of 2003, Lynch’s corporate headquarters incurred unallocated expenses of $0.3 million, the same as the first quarter of 2002.

Other Income (Expense), Net

     Investment income decreased $17,000 for the three months ended March 31, 2003 due to lower investment rates and lower average cash balances.

     Interest expense of $69,000 for the first quarter 2003 was $29,000 higher than the first quarter of 2002 due to Letter of Credit fees and higher average borrowings to fund losses and finance the “Champion” acquisition.

Tax Benefit

     The income tax benefit includes federal, as well as state, local, and foreign taxes. The first quarter 2003 net tax benefit of $349,000 is the result of operating losses incurred which are expected to be realized during the remainder of the year.

Net Loss

     Net loss for the first quarter of 2003 was $0.7 million compared to a net loss of $0.3 million in the quarter ending March 31, 2002. The $0.4 million additional loss is primarily due to the 14.0% reduction in gross profit caused by 32.2% less volume that could not be offset by the $0.7 million reduction in selling and administration expenses. Fully diluted first quarter 2003 loss per share was $0.49 compared to a loss of $0.19 per share in the first quarter 2002.

Backlog/New Orders

     Total backlog of manufactured products at March 31, 2003 was $11.3 million, a $5.0 million improvement over the backlog at December 31, 2002, and $0.3 million more than the backlog at March 31, 2002.

     M-tron’s backlog improved by $0.8 million since last March, due mainly to the acquisition of Champion Technology, Inc. in October, 2002.

     Lynch Systems backlog has improved by $4.8 million since December 31 as a result of two significant orders for glass press machines. First quarter 2003 orders of $5.4 million exceeded first quarter 2002 bookings by $3.9 million; Lynch Systems continues to submit a large number of quotes, predominantly to tableware manufacturers, and should sustain its recent momentum.

Financial Condition

     At March 31, 2003, the Company has current assets of $18.9 million and current liabilities of $11.3 million. Working capital was therefore $7.6 million as compared to $8.0 million at December 31, 2002 and $9.4 million at March 31, 2002. The ratio of current assets to current liabilities was 1.68 to 1.00 at March 31, 2003; 1.79 to 1.00 at December 31, 2002; and 1.62 to 1.00 ratio at March 31, 2002.

     Cash provided by operating activities was approximately $0.4 million in the first quarter 2003 compared to cash used of approximately $1.6 million in the first quarter of 2002. The year over year favorable change in operating cash flow of $2.0 million was mainly the result of $2.2 million difference in cash provided in working capital. Capital expenditures were $33,000 in first quarter 2003 compared to $36,000 in the period ending March 31, 2002.

     Total debt of $4.5 million at March 31, 2003 was $0.4 million greater than the amount outstanding at December 31, 2002 and $1.2 million more than the debt at March 31, 2002. The year over year increase in debt is primarily due to increases in M-tron’s loans to finance operating losses and acquire “Champion” in October 2002. Debt outstanding at March 31, 2003 included $1.2 million of fixed rate debt at an average interest rate of 4.9%, and $3.3 million of variable rate debt at a March 31, 2003 average interest rate of 4.6%.

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

     At March 31, 2003, the Company’s total cash, cash equivalents and investments in marketable securities total $8.7 million (including $1.1 million of restricted cash). In addition, the Company had a consolidated total $2.1 million borrowing capacity under M-tron’s and LS’s revolving line of credit. Therefore, gross cash and securities and availability under the revolving credit loans total $10.8 million and exceed the outstanding debt of $4.5 million by $6.3 million. In the near term, the Company expects to receive a $0.5 million cash tax benefit through carry-backs for prior periods operating losses. The Company presently does not guarantee M-tron’s bank debt. The parent company has provided an unsecured guarantee of Lynch Systems debt to Sun Trust Bank.

     Lynch Systems is finalizing negotiations to renew its SunTrust Bank loan that matures on May 31, 2003. This incumbent lender has committed to provide up to a $7 million line-of-credit which can be used entirely for stand-by Letters of Credit or up to $2 million for domestic revolving credit within the credit line. The present Lynch Systems loan includes an unsecured parent company guarantee. At March 31, 2003, there were outstanding Letters of Credit of $1.6 million and no borrowings under the working capital line.

     M-tron’s lending bank, First National Bank of Omaha, has agreed to renew the revolving credit loan which expired on April 30, 2003. The lender will renew the loan under the following conditions:

(a)	The Company subordinates its $200,000 loan to M-tron to the bank;

(b)	In return for the bank’s reducing the minimum net worth and subordinated debt limit from $3.1 million to $2.9 million, the Company funds any shortfall with an equity or subordinated debt cash infusion within 45 days of the quarter end. (Since M-tron’s subordinated debt and equity total $2,991,000 as of March 31, 2003, no additional cash infusion would be required under these renewal terms.)

In addition, the Company’s present $1.0 million Letter of Credit for the benefit of the bank can be reduced to $500,000 when M-tron is profitable for 5 of 6 consecutive months and the cumulative after tax profit equals or exceeds $500,000. The remaining $500,000 Letter of Credit will be released when the earning parameters are met for a second time.

     The aforementioned conditions have no yet been finalized, but all steps leading to the renewal are in process and will be completed by mid-May.

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

     The Company presently guarantees (unsecured) the SunTrust Bank loans of its subsidiary, Lynch Systems, and has guaranteed a Letter of Credit issued to the First National Bank of Omaha on behalf of its subsidiary, M-tron Industries, Inc. These guarantees are subject to FIN 45’s disclosure requirement only. As of March 31, 2003, there were no obligations to the SunTrust Bank. As of March 31, 2003, the $1,000,000 Letter of Credit issued by Fleet Bank to The First National Bank of Omaha was secured by a $1,125,000 deposit in a Fleet Bank Treasury Fixed Income Fund.

     There are no other financial, performance, indirect guarantees or indemnification agreements.

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002; the Company does not have any exit or disposal activities underway.

     On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”), which amends the disclosure provisions of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123”) and APBN opinion No. 28, “Interim Financial Reporting” (“APB 28”). See Note I to the Consolidated Financial Statements - “Earnings Per Share and Stockholders Equity”.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company does not have any variable interest entities.

Market Risk

     The Company is exposed to market risk relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amounts of interest earned on the Company’s cash equivalents and short-term investments (approximately $7.8 million at March 31, 2003). The Company generally finances the debt portion of the acquisition of long-term assets with fixed rate, long-term debt. The Company generally maintains the majority of its debt in nature by borrowing on a fixed long-term basis. The Company does not use derivative financial instruments for trading or speculative purposes. Management does not foresee any significant changes in the strategies used to manage interest rate risk in the near future, although the strategies may be reevaluated as market conditions dictate. There has been no significant change in market risk since March 31, 2003.

     At March 31, 2003, approximately $3.3 million of the Company’s debt bears interest at variable rates. Accordingly, the Company’s earnings and cash flows are only slightly affected by changes in interest rates. Assuming the current level of borrowings for variable rate debt, and assuming a two percentage point increase in the 2003 average interest rate under these borrowings, it is estimated that the Company’s interest expense would change by less than $0.1 million.

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

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments, and trade accounts receivable.

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

It should be recognized that such information are projections, estimates or forecasts based on various assumptions, including without limitation, meeting its assumptions regarding expected operating performance and other matters specifically set forth, as well as the expected performance of the economy as it impacts the Company’s businesses, government and regulatory actions and approvals, and tax consequences, and the risk factors and cautionary statements set forth in reports filed by the Company with the Securities and Exchange Commission. As a result, such information is subject to uncertainties, risks and inaccuracies, which could be material.

     The Registrant makes available, free of charge, its annual report on Form 10-K, Quarterly Reports on Form 10-Q, and current reports, if any, on Form 8-K.

     The Registrant also makes this information available on its website, who’s internet address is www.lynchcorp.com.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     See “Market Risk” under Item 2 above.

Item 4. Controls and Procedures

     Within the 90-day period prior to the filing of this report, Lynch management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-13(c). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the date of that evaluation. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

1.	In re Spinnaker Coating, Inc., Debtor/PACE Local I-1069 v. Spinnaker Coating, Inc., and Lynch Corporation, U.S. Bankruptcy Court, District of Maine, Chapter 11, Adv. Pro. No. 02-2007; and PACE Local 1-1069 v. Spinnaker Industries, Inc., Spinnaker Coating, Inc., and Spinnaker Coating-Maine, Inc., Cumberland County Superior Court, CV-2001-00352:

     There has been no change in the status of this lawsuit as last reported in Registrant’s Form 10-K for its fiscal year ended December 31, 2002.

2.	Qui Tam Lawsuit

     There has been no change in the status of this lawsuit as last reported in Registrant’s Form 10-K for its fiscal year ended December 31, 2002.

3.	Spinnaker Chapter 11 Reorganization Proceeding

     The Spinnaker Chapter 11 reorganization was concluded on April 10, 2003 by order of the United States Bankruptcy Court confirming the joint plan of liquidation. The findings of fact are not reported herein because, on September 23, 2002, Lynch disposed of its entire remaining interest in Spinnaker and no longer has any economic interest in or affiliation with Spinnaker.

Item 4. Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Stockholders of the Registrant held on May 1, 2003:

     The following persons were elected as Directors with the following votes:

Name	Votes For	Votes Withheld

Val Cerutti	1,367,293	2,825
Marc J. Gabelli	1,366,769	3,349
Mario J. Gabelli	1,363,559	6,559

Name	Votes For	Votes Withheld

Avrum Gray	1,367,293	2,825
Raymond H. Keller	1,363,574	6,544
Richard E. McGrail	1,363,469	6,649
Ralph R. Papitto	1,359,969	10,149
Anthony R. Pustorino	1,367,188	2,930

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith:

99.1 Section 906 Certification

(b)	Reports on Form 8-K:

1.	Registrant’s press release announcing its results of operations for the fourth quarter and fiscal year ending December 31, 2002 was filed with a Form 8-K on March 27, 2003.

2.	Section 906 Certifications accompanying Registrant’s 10-K for its fiscal year ended December 31, 2002 were filed with a Form 8-K on March 27, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYNCH CORPORATION
(Registrant)

By:

May 7, 2003	/s/ RAYMOND H. KELLER

RAYMOND H. KELLER
Chief Financial Officer

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

4. The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), for the Registrant and have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

(b)	Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function);

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

6.     The Registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls, subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003	/s/ RALPH R. PAPITTO

RALPH R. PAPITTO
Chairman and Chief Executive Officer

CERTIFICATIONS

I, Raymond H. Keller, certify that:

     1.          I have reviewed this quarterly report on Form 10-Q of Lynch Corporation.

     2.          Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

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

     4.          The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), for the Registrant and have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

(b)	Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

1.   The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function);

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

6.   The Registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls, subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003	/s/ RAYMOND H. KELLER

RAYMOND H. KELLER
VP and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

99.1	Certification of Registrant’s Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 99(a) to Registrant’s Form 8-K dated March 27, 2003. ††

††	Filed herewith.

     The Exhibits listed above have been filed separately with the Securities and Exchange Commission in conjunction with this Quarterly Report on Form 10-Q or have been incorporated by reference into this Quarterly Report on Form 10-Q. Lynch Corporation will furnish to each of its shareholders a copy of any such Exhibit for a fee equal to Lynch Corporation’s cost in furnishing such Exhibit. Requests should be addressed to the Office of the Secretary, Lynch Corporation, 50 Kennedy Plaza, Suite 1250, Providence, RI 02903.