Form 10-Q
period 2003-06-30
LYNCH CORP
filed 2003-08-14
CIK 61004

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Yes   X         No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes             No   X

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.

Class	Outstanding at August 1, 2003

Common Stock, $0.01 par value	1,497,883

Part 1 — FINANCIAL INFORMATION

Item 1 — Financial Statements

LYNCH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands except share amounts)

	June 30,	December 31,
	2003	2002
	(unaudited)	(A)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,417	$5,986
Restricted cash (Note D)	1,125	1,125
Investments – Marketable Securities (Note E)	983	861
Trade accounts receivables, less allowances of $98 and $91, respectively	2,784	2,820
Unbillable accounts receivable (Note H)	1,456	704
Inventories (Note F)	6,755	5,624
Recoverable income taxes	532	532
Deferred income taxes	207	207
Prepaid expenses	283	324

TOTAL CURRENT ASSETS	19,542	18,183

PROPERTY, PLANT AND EQUIPMENT
Land	291	291
Buildings and improvements	4,198	4,198
Machinery and equipment	11,949	11,841

	16,438	16,330
Less: accumulated depreciation	11,987	11,504

	4,451	4,826
OTHER ASSETS	287	421

TOTAL ASSETS	$24,280	$23,430

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable to banks (Note G)	$2,605	$2,228
Trade accounts payable	1,411	927
Accrued warranty expense (Note H)	1,387	1,595
Accrued compensation expense	1,031	921
Accrued income taxes	671	1,053
Accrued professional fees	214	327
Accrued commissions	177	214
Margin liability on marketable securities	223	251
Other accrued expenses	418	659
Customer advances	2,901	1,147
Current maturities of long-term debt (Note G)	385	832

TOTAL CURRENT LIABILITIES	11,423	10,154

LONG-TERM DEBT (Note G)	1,723	1,089
OTHER LONG TERM LIABILITIES	1,103	1,253

TOTAL LIABILITIES	14,249	12,496

COMMITMENTS AND CONTINGENCIES (Note L)

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value – 10,000,000 shares authorized; 1,513,191 shares issued; 1,497,883 shares outstanding	15	15
Additional paid-in capital	15,645	15,645
Accumulated deficit	(5,481)	(4,570)
Accumulated other comprehensive Income (Note J)	310	302
Treasury stock of 15,308 shares at cost	(458)	(458)

TOTAL SHAREHOLDERS’ EQUITY	10,031	10,934

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,280	$23,430

(A)	The Balance Sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes

PART I – FINANCIAL INFORMATION

Item 1 — Financial Statements

LYNCH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except share amounts)

	Three Months Ended		Six Months Ended
	June 30 (unaudited)		June 30 (unaudited)

	2003	2002	2003	2002

SALES AND REVENUES	$6,714	$9,691	$11,458	$16,694

Cost and expenses:
Manufacturing cost of sales	4,982	6,871	8,933	11,725
Selling and administrative	2,010	3,013	3,843	5,562

OPERATING LOSS	(278)	(193)	(1,318)	(593)

Other income (expense):
Investment Income	155	24	177	63
Interest expense	(93)	(52)	(162)	(92)

	62	(28)	15	(29)

LOSS BEFORE INCOME TAXES	(216)	(221)	(1,303)	(622)

Benefit from income taxes	43	113	392	222

NET LOSS	$(173)	$(108)	$(911)	$(400)

Weighted average shares outstanding	1,497,900	1,497,900	1,497,900	1,497,900

BASIC AND DILUTED LOSS PER SHARE:	$(0.12)	$(0.07)	$(0.61)	$(0.27)

See accompanying notes

     PART I – FINANCIAL INFORMATION

     ITEM 1 – Financial Statements

LYNCH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)

	Six Months Ended
	June 30, (unaudited)

	2003	2002

OPERATING ACTIVITIES
Net loss	$(911)	$(400)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Restricted operating cash	—	4,703
Depreciation	483	518
Amortization of definite-lived intangible assets	134	101
Gain realized on sale of marketable securities	(134)	—
Changes in operating assets and liabilities:
Receivables	(716)	1,266
Inventories	(1,131)	270
Accounts payable and accrued liabilities	1,363	(1,064)
Other assets/liabilities	(109)	181

Net cash provided by (used in) operating activities	(1,021)	5,575

INVESTING ACTIVITIES
Acquisition of minority interest	—	(220)
Capital expenditures	(108)	(142)
Proceeds from sale of marketable securities	252	—
Purchase of marketable securities	(113)	(262)
Payment on margin liability on marketable securities	(143)	—

Cash used in investing activities	(112)	(624)

FINANCING ACTIVITIES
Net borrowings of notes payable	377	248
Repayment of long-term debt	(109)	(293)
Proceeds from long-term debt	296	—

Cash provided by (used in) financing activities	564	(45)

Increase (decrease) in cash and cash equivalents	(569)	4,906
Cash and cash equivalents at beginning of period	5,986	4,247

Cash and cash equivalents at end of period	$5,417	$9,153

See accompanying notes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.     Subsidiaries of the Registrant

Lynch Corporation dissolved its 100 percent owned, inactive subsidiaries, Lynch International Holding Corporation and Lynch-AMAV in Delaware, their State of incorporation on March 31, 2003.

As of June 30, 2003, the Subsidiaries of the Registrant are as follows:

Owned By Lynch

Lynch Systems, Inc.	100.0%
M-tron Industries, Inc.	100.0%
M-tron Industries, Ltd.	100.0%

B.     Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

     The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     On September 23, 2002, Lynch disposed of its remaining interest in Spinnaker Industries, Inc. (“Spinnaker”) for nominal consideration and completed the deconsolidation that commenced on September 30, 2001. As a result, the financial statements for the periods ending June 30, 2002, December 31, 2002, and June 30, 2003 exclude Spinnaker. The net result of the deconsolidation was the recording of a non-cash gain of $19.4 million in the third quarter of 2002 and $27.4 million in the third quarter of 2001.

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

     The Company presently guarantees (unsecured) the SunTrust Bank loans of its subsidiary, Lynch Systems, and has guaranteed a Letter of Credit issued to the First National Bank of Omaha on behalf of its subsidiary, M-tron Industries, Inc. These guarantees are subject to FIN 45’s disclosure requirement only. As of June 30, 2003, there were no obligations to SunTrust Bank. As of June 30, 2003, the $1,000,000 Letter of Credit issued by Fleet Bank to The First National Bank of Omaha was secured by a $1,125,000 deposit in a Fleet Bank Treasury Fixed Income Fund.

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

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company does not have any interests in variable interest entities.

D.     Restricted Cash

     At both June 30, 2003 and December 31, 2002, the Company had $1.1 million of Restricted Cash that secures a Letter of Credit issued by Fleet Bank to the First National Bank of Omaha as collateral for its M-tron subsidiary’s loans.

E.     Investments

     The following is a summary of marketable securities held by the Company (in Thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
Equity Securities	Cost	Gains	Losses	Value

June 30, 2003	$671	$312	—	$983

December 31, 2002	$557	$304	—	$861

     The Company has a margin liability against this investment of $223,000 at June 30, 2003 and of $251,000 at December 31, 2002 which must be settled upon the disposition of the related securities whose fair value is based on quoted market prices. The Company has designated these investments as available for sale pursuant to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

F.     Inventories

     Inventories are stated at the lower of cost or market value. At June 30, 2003, inventories were valued by two methods: last-in, first-out (LIFO) 59%, and first-in, first-out (FIFO) 41%. At December 31, 2002, inventories were valued by the same two methods: LIFO – 63%, and FIFO -37%.

	June 30,	December 31,
	2003	2002

	(In Thousands)
Raw materials	$1,879	$1,436
Work in process	3,265	2,376
Finished goods	1,611	1,812

Total Inventories	$6,755	$5,624

     Current costs exceed LIFO value of inventories by $1,202,000 and $1,212,000 at June 30, 2003 and December 31, 2002 respectively.

G.     Indebtedness

     Lynch Systems, Inc. and M-tron Industries, Inc. maintain their own credit facilities. The Lynch Systems facility includes an unsecured parent Company guarantee. M-tron’s revolving credit agreement is supported by a $1.0 million Letter of Credit that is secured by a $1.1 million deposit in a Fleet Bank Treasury Fixed Income Fund (see Note D — “Restricted Cash”).

     In general, the credit facilities are secured by property, plant and equipment, inventory, receivables and common stock of certain subsidiaries and contain certain covenants restricting distributions to the Company.

     Notes payable to banks and long-term debt consists of:

	June 30,	December 31,

	2003	2002

	(In Thousands)
Notes payable:
M-tron bank revolving loan at variable interest rates (4.75% at June 30, 2003), due May 2004	$2,605	$2,228
Lynch Systems bank revolving loan at variable interest rates, due June, 2004	—	—

	$2,605	$2,228

Long-term debt:
M-tron commercial bank term loan at variable interest rates (4.5% at June 30, 2003), due September, 2004	$916	$1,001
Yankton Area Progressive Growth loan at 0.0% interest, due April 2005	250	250
South Dakota Board of Economic Development at a fixed rate of 3%, due December , 2007	290	—
Yankton Areawide Business Council loan at a fixed interest rate of 5.5%, due November 2007	95	98
Lynch Systems term loan at a fixed interest rate of 8.0%, due August 2003	557	572

(see Subsequent Events footnote regarding refinancing this Lynch Systems Term Loan)	2,108	1,921

Current maturities	(385)	(832)

	$1,723	$1,089

H.     Long-Term Contracts and Warranty Expense

     Lynch Systems, a 100% wholly owned subsidiary of the Company, is engaged in the manufacture and marketing of glass-forming machines and specialized manufacturing machines. Certain sales contracts require an advance payment (usually 30% of the contract price) which is accounted for as a customer advance. The contractual sales prices are paid either (i) as the manufacturing process reaches specified levels of completion or (ii) based on the shipment date. Guarantees by letter of credit from a qualifying financial institution are required for most sales contracts. Because of the specialized nature of these machines and the period of time needed to complete production and shipping, Lynch Systems accounts for these contracts using the percentage-of-completion accounting method as costs are incurred compared to total estimated project costs (cost to cost basis). At June 30, 2003 and December 31, 2002, unbilled accounts receivable were $1.5 million and $0.7 million, respectively.

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

Balance, December 31, 2002	$1,595
Warranties issued during the period	118
Settlements made during the period	(326)
Changes in liabilities for pre-existing warranties during the period, including expirations	—

Balance, June 30, 2003	$1,387

I.     Earnings Per Share and Stockholders’ Equity

     The Company’s basic and diluted earnings per share are equivalent as the options issued in May 2002 to purchase 228,000 shares of the Company’s common stock were anti-dilutive throughout 2002 and throughout the first half of 2003.

     On December 10, 2001, the Board of Directors approved, subject to shareholder approval at the May 2002 Annual Meeting, the 2001 Equity Incentive Plan and the issuance of up to 300,000 options to purchase shares of Company common stock to certain employees of the Company, of which 228,000 options were granted (subject to shareholder approval) at $17.50 per share on December 10, 2001. Although the grants were approved by the shareholders on May 2, 2002, the shares are not considered issued until exercised or in the money, neither event having transpired to-date. 204,000 of these options are fully vested, with the remaining options vesting quarterly over the next six quarters.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss as reported	$(173)	$(108)	$(911)	$(400)

Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(38)	(1,182)	(77)	(1,182)

Pro forma net loss	$(211)	$(1,292)	$(988)	$(1,582)

Basic and diluted loss per share:
As reported	$(0.12)	$(0.07)	$(0.61)	$(0.27)
Pro forma	$(0.14)	$(0.86)	$(0.66)	$(1.06)

     The net loss as reported in each period did not include any stock-based compensation.

     The weighted average fair value of options granted in 2002 is $17.50.

J.     Accumulated Other Comprehensive Income (Loss)

     Total comprehensive loss was $140,000 in the three months ended June 30, 2003, as opposed to a total comprehensive loss of $22,000 in the second quarter of 2002. “Other” comprehensive income, resulting from gains on available for sale securities, included in the total comprehensive loss was $33,000 in the second quarter of 2003 and $86,000 in the quarter ending June 30, 2002.

     Total comprehensive loss was $903,000 and $282,000 for the six months ended 6/30/03 and 6/30/02 respectively, including other comprehensive income of $8,000 in the first half of 2003 and other comprehensive income of $118,000 in the first half of 2002 resulting from gains on available for sale securities.

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

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30

	2003	2002	2003	2002

	(In Thousands)		(In Thousands)

Revenues
Glass manufacturing equipment — USA	$2,077	$380	$2,693	$770

Glass manufacturing equipment — Europe	386	4,803	797	5,876
Glass manufacturing equipment — Far East	657	1,543	1,065	4,317
Glass manufacturing equipment — Canada	—	3	4	3
Glass manufacturing equipment — All Other	62	5	106	83

Total Glass manufacturing equipment — Foreign	1,105	6,354	1,972	10,279

Total Glass manufacturing equipment	3,182	6,734	4,665	11,049

Frequency control devices — USA	1,753	1,715	3,267	2,960

Frequency control devices — Europe	337	145	647	266
Frequency control devices — Far East	885	549	1,548	1,033
Frequency control devices — Canada	398	351	681	1,044
Frequency control devices — All Other	159	197	650	342

Total Frequency control devices — Foreign	1,779	1,242	3,526	2,685

Total Frequency control devices	3,532	2,957	6,793	5,645

Consolidated Total	$6,714	$9,691	$11,458	$16,694

Operating Profit (Loss)
Glass manufacturing equipment	$146	$854	$(337)	$1,580
Frequency control devices	(6)	(700)	(229)	(1,499)

Total manufacturing	140	154	(566)	81

Unallocated Corporate expenses	(418)	(347)	(752)	(674)

Consolidated Total	$(278)	$(193)	$(1,318)	$(593)

Capital Expenditures
Glass manufacturing equipment	$28	$32	$56	$41
Frequency control devices	47	74	52	101

Consolidated Total	$75	$106	$108	$142

Total Assets
Glass manufacturing equipment			$12,481	$22,181
Frequency control devices			8,383	7,233
General Corporate			3,416	1,477

Consolidated Total			$24,280	$30,891

Total operating loss of reporting segments	$(278)	$(193)	$(1,318)	$(593)

Other profit or loss:
Investment income	155	24	177	63
Interest expense	(93)	(52)	(162)	(92)

Loss before income taxes	$(216)	$(221)	$(1,303)	$(622)

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

     In the normal course of business, subsidiaries of the Registrant are defendants in certain product liability, worker claims and other litigation in which the amounts being sought may exceed insurance coverage levels. The resolution of these matters is not expected to have a material adverse effect on the Registrant’s consolidated financial condition or operations. In addition, Registrant and/or one or more of its subsidiaries are parties to the following additional legal proceedings:

     1.     In re: Spinnaker Coating, Inc., Debtor/PACE Local 1-1069 v. Spinnaker Coating, Inc., and Lynch Corporation, U.S. Bankruptcy Court, District of Maine, Chapter 11, Adv. Pro. No. 02-2007, and PACE Local 1-1069 v. Spinnaker Industries, Inc., Spinnaker Coating, Inc., and Spinnaker Coating-Maine, Inc., Cumberland County Superior Court, CV-2001-00352

     On or about June 26, 2001, in anticipation of the July 15, 2001 closure of Spinnaker’s Westbrook, Maine facility, Plaintiff PACE Local 1-1069 (“PACE”) filed a three count complaint in Cumberland County Superior Court, CV-2001-00352 naming the following defendants: Spinnaker Industries, Inc., Spinnaker Coating, Inc., and Spinnaker Coating-Maine, Inc. (collectively, the “Spinnaker Entities”) and Lynch. The complaint alleged that under Maine’s Severance Pay Act both the Spinnaker Entities and Lynch would be liable to pay approximately $1,166,000 severance pay under Maine’s Severance Pay Act in connection with the plant closure. The Defendants filed a notice of removal, thereby creating United States District Court Civil Action case was remanded to state court. The Spinnaker Entities also filed a separate complaint challenging the constitutionality of the Maine Severance Pay Act, United States District Court Civil Action No. 01-232 which later was dismissed by stipulation of the Spinnaker Entities. PACE also filed three separate Motions for Ex-Parte Attachment against the Spinnaker Entities and Lynch. PACE filed the First Motion for Attachment with its original Complaint. PACE sought to attach $1,166,483.44, an amount large enough to cover the claims of all PACE’s members seeking severance. The Court denied that Motion as being premature. PACE then filed a Second Motion against the Spinnaker Entities and Lynch for an attachment large enough to cover the claims of eight individual employees seeking severance pay in the amount of $120,736.27. On August 20, 2001, the Court granted that Motion in the amount of $118,500. On April 4, 2002, PACE subsequently recorded this attachment through UCC-1 filings with the Maine Secretary of State against Lynch Manufacturing and Lynch Corporation. PACE filed a Third Motion for Ex-Parte Attachment on August 29, 2001. This Motion sought an attachment large enough to cover the severance pay claimed by the remaining PACE members, $1,048,003. The Court denied this Motion but permitted PACE the opportunity to obtain an attachment after all defendants had an opportunity to respond and after hearing.

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

     On September 30, 2002, PACE requested a ruling from the Superior Court on its Third Motion for Attachment. On October 21, 2002, Lynch filed a Motion for Summary Judgment which incorporated its prior objection to any attachment. PACE filed an Opposition to Lynch’s Motion for Summary Judgment, which included a request for summary judgment in its favor, and a Motion for Leave to Further Amend the Complaint on November 12, 2002. Lynch thereafter filed a Reply Memorandum in Support of its Motion for Summary Judgment on November 26, 2002 and an opposition to PACE’s Motion for Leave to Further Amend the Complaint on December 3, 2002. On December 31, 2002, the Superior Court held a hearing on all pending Motions. The Superior Court requested that arguments focus on Lynch’s Motion for Summary Judgment since the granting of that Motion would render PACE’s Third Motion for Attachment and Motion to Further Amend the Complaint moot.

     On July 28, 2003, the Superior Court issued an Order deciding both Lynch’s and PACE’s Motions for Summary Judgment. The Court denied Lynch’s Motion for Summary Judgment, finding that there remained a disputed issue of material fact regarding one of Lynch’s primary defenses. The Court granted partial summary judgment in favor of PACE to the extent that the Court found Lynch was an “employer” subject to potential liability under Maine’s Severance Pay Act. The Court held, however, that PACE must still prove its entitlement to severance pay under the Act. In a separate ruling also issued on July 28, 2003, the Court denied PACE’s Third Motion for Attachment.

     Lynch believes that, in addition to other defenses, it is not subject to the Maine Severance Pay Act, as now in effect. Management does not believe that the resolution of this case will have a material adverse effect on the Registrant’s consolidated financial condition and operations.

     The Company does not believe that it has any other contingent liabilities related to Spinnaker.

2. Qui Tam Lawsuit

     There has been no material change in the status of this lawsuit as last reported in Registrant’s Form 10-K for its fiscal year ended December 31, 2002.

3.     Spinnaker Chapter 11 Reorganization Proceeding

     The Spinnaker Chapter 11 reorganization and joint plan of liquidation are not reported herein because, on September 23, 2002, Lynch disposed of its entire remaining interest in Spinnaker and no longer has any economic interest in or affiliation with Spinnaker.

M.     Reclassifications

     Certain amounts in the 2002 financial statements and segment information (Note K) have been eliminated or reclassified to conform to the 2003 presentation. These deletions and reclassifications are immaterial to the consolidated financial statements and segment information taken as a whole.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

     The Company has identified the accounting policies listed below that we believe are most critical to our financial condition and results of operations, and that require management’s most difficult, subjective and complex judgements in estimating the effect of inherent uncertainties. This section should be read in conjunction with Note 1 to the consolidated financial statements, included in the Company’s Annual Report on Form 10K for the year ended December 31, 2002, which includes other significant accounting policies.

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

Inventory Valuation

     Inventories are stated at the lower of cost or market value. Inventories valued using the last-in, first-out (LIFO) method comprised approximately 63% and 58% of consolidated inventories at December 31, 2002 and 2001, respectively. The balance of inventories at December 31, 2002 and 2001 are valued using the first-in-first-out (FIFO) method. If actual market conditions are more or less favorable than those projected by management, including the demand for our products, changes in technology, internal labor costs and the costs of materials, adjustments may be required.

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

     The percentage of completion method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and milestones set in the contract. These estimates include current customer contract specifications, related engineering requirements and the achievement of project milestones. Financial management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, financial management is updated on the budgeted costs and required resources to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. In the past, we have occasionally been required to commit unanticipated additional resources to complete projects, which have resulted in lower than anticipated profitability or losses on those contracts. Favorable changes in estimates result in additional profit recognition, while unfavorable changes in estimates result in the reversal of previously recognized earnings to the extent of the error of the estimate. We may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probably and can be reasonably estimated. To date, such losses have not been significant.

Warranty Expense

     Lynch Systems provides a full warranty to world-wide customers who acquire machines. The warranty covers both parts and labor and normally covers a period of one year or thirteen months. Based upon experience, the warranty accrual is based upon three to five percent of the selling price of the machine. The Company periodically assesses the adequacy of the reserve and adjusts the amounts as necessary. Estimates used in determining the adequacy of the reserve include the number and nature of product failures and the level of returns of product, the cost of internal labor to address these warranty issues and the costs of materials in repairing or replacing inventory covered under our warranty programs. Should these estimates change, our original estimates of warranty could increase or decrease.

Results of Operations

Second Quarter 2003 and Six Months 2003 Compared to 2002

Sales and Revenues/Gross Margin

     Revenues for the second quarter of 2003 decreased by $3.0 million from second quarter 2002 to $6.7 million due mainly to the low beginning backlog and the timing of deliveries for orders booked by Lynch Systems in February, March and April of 2003.

     Six months 2003 sales of $11.5 million were $5.2 million less than the $16.7 million revenue recorded in the first six months of 2002 due mainly to the delivery schedules for glass press machines sold by Lynch Systems.

     Second quarter 2003 gross margin as a percent of sales was 25.8% or 3.3 points less than the 29.1% gross margin achieved in the second quarter of 2002 due to the 31% volume reduction.

     Six month 2003 gross margin as a percent of revenues of 22.0% was 7.8% below the first half of 2002 due mainly to the low level of sales.

     Revenues at M-tron increased by $0.6 million, or 19.4%, to $3.5 million for the second quarter of 2003 and by $1.1 million to $6.8 million for the six month period ending June 2003 due primarily to the acquisition of Champion Technologies, Inc. (“Champion”). On October 18, 2002, M-tron acquired certain assets of an industry competitor, Champion Technologies, Inc., from U.S. Bank in a transaction accounted for as a purchase.

     Lynch Systems’ second quarter 2003 revenue of $3.2 million was $3.6 million, or 53%, below the same period of 2002. Lynch Systems’ revenues for the first six months of 2003 declined by $6.4 million from the corresponding 2002 period to $4.7 million due mainly to depressed bookings for glass press machines throughout 2002. However, order backlog of $10.0 million at June 30, 2003 represented an improvement of $6.0 million since December 31, 2002 and was $5.9 million, or 144% above last June.

     M-tron’s gross margin as a percentage of net sales for the second quarter of 2003 improved over the same period of 2002 by 13.1% to 24.3%. M-tron’s gross margin of 22.2% for the six month period ending June 30, 2003 represented a 12.6% improvement over the 9.6% gross margin achieved in the first half of 2002. The sales improvement in the second quarter and six month period ending June 30, 2003 of 19.4% and 20.3% respectively more than offset the costs incurred in manufacturing the more sophisticated Champion parts.

     Lynch Systems’ gross margin as a percentage of net sales for the second quarter of 2003 declined 9.6% to 27.4% compared to the same period of 2002. Lynch Systems’ gross margin of 21.8% for the six month period ending June, 2003 was 18.2% below the first half 2002 gross margin of 40.0 percent. These reductions were the result of a 52.7% sales decline in the second quarter and 57.8% less volume in the first half.

Operating Loss

     Operating loss for the second quarter 2003 was $0.3 million compared to the second quarter 2002 operating loss of $0.2 million, representing an unfavorable variance of $0.1 million on $3.0 million less revenue.

     Six months 2003 operating loss of $1.3 million was $0.7 million above the first half 2002 loss of $0.6 million due to $5.2 million less revenue. For the second quarter of 2003, M-tron had an operating loss of $6,000, an improvement of $694,000 over the $700,000 million loss in the second quarter of 2002. M-tron’s six month 2003 operating loss of $229,000 represented a major improvement of $1,270,000 when compared to M-tron’s $1,499,000 operating loss in the six month period ending June 30, 2002. The second quarter and year-to-date improvements were due mainly to the additional sales mentioned above and better product mix.

     For the 2003 second quarter, Lynch Systems had an operating profit of $146,000 compared to an operating profit of $854,000 in the second quarter of 2002. Lynch Systems’ first half 2003 operating loss of $337,000 was $1,917,000 unfavorable to the six month 2002 operating profit of $1,580,000. Although Lynch Systems second quarter and six months 2003 operating costs were reduced by $0.6 million and $1.2 million respectively from 2002, the company could not compensate for the volume decline mentioned above and poor product mix.

     Lynch’s corporate headquarters incurred unallocated expenses of $418,000 in the second quarter of 2003, bringing the six months 2003 headquarters expense to $752,000. The second quarter and six month 2003 headquarters expenses exceeded the prior year by $71,000 and $78,000 respectively due to accrued professional fees.

Other Income (Expense), Net

     Second quarter and first half 2003 investment income were $131,000 and $114,000 respectively more than last year due to realized gains of $134,000 on the sale of marketable securities in the second quarter of 2003.

     Second quarter interest expense of $93,000 exceeded 2002 by $41,000 due to Letter of Credit fees and higher average borrowing to fund losses and to finance the “Champion” acquisition.

     Interest expense of $162,000 for the first six months of 2003 was $70,000 higher than the $92,000 incurred in the first half of 2002 due to Letter of Credit fees and higher average borrowing to fund losses and to finance the “Champion” acquisition.

Tax Benefit

     The income tax benefit includes federal, as well as state, local, and foreign taxes. The second quarter 2003 and six months 2003 net tax benefit of $43,000 and $392,000 respectively are the result of operating losses incurred which are expected to be realized during the remainder of the year. Should third quarter 2003 income fail to materialize, it may be necessary for the Company to reverse all or part of the tax benefit recorded through June 2003.

Net Loss

     Net loss for the second quarter of 2003 was $0.2 million compared to a net loss of $0.1 million in the quarter ending June 30, 2002. Six month 2003 net loss of $0.9 million was unfavorable to the $0.4 million net loss in the first six months of 2002 by $0.5 million. The $0.1 million additional loss in the second quarter is primarily due to the $1.1 million reduction in gross profit caused by less volume that was almost offset by the $1.0 million reduction in selling and administration expenses. As a result, fully diluted second quarter 2003 loss per share was $0.12 compared to a loss of $0.07 per share in the second quarter 2002.

     First half 2003 fully diluted loss per share of $0.61 was $0.34 per share worse than the $0.27 per share loss in the first half of 2002 due mainly to lower sales of $5.2 million; the resultant $2.4 million reduction in 2003 gross profit could not be fully offset by the $1.7 reduction in selling and administration expenses.

Backlog/New Orders

     Total backlog of manufactured products at June 30, 2003 was $12.5 million, a $6.3 million improvement over the backlog at December 31, 2002, and $6.4 million more than the backlog at June 30, 2002.

     M-tron’s backlog improved by $0.5 million since last June, due mainly to the acquisition of Champion Technology, Inc. in October, 2002.

     Lynch Systems backlog has improved by $6.0 million since December 31,2002 as a result of three significant orders for glass press machines. First half 2003 bookings of $11.3 million exceeded first half 2002 orders by $8.5 million; Lynch Systems continues to submit a large number of quotes, predominantly to tableware manufacturers.

Financial Condition

     At June 30, 2003, the Company has current assets of $19.5 million and current liabilities of $11.4 million. Working capital was therefore $8.1 million as compared to $8.0 million at December 31, 2002 and $9.6 million at June 30, 2002. The ratio of current assets to current liabilities was 1.71 to 1.00 at June 30, 2003; 1.79 to 1.00 at December 31, 2002; and 1.61 to 1.00 ratio at June 30, 2002.

     Cash used in operating activities was approximately $1.0 million in the first half of 2003 compared to cash provided of approximately $5.6 million in the first half of 2002. The year over year unfavorable change in operating cash flow of $6.6 million was mainly the result of (a) $0.5 million additional net loss, (b) $1.2 million more cash used in operating assets, and (c) $4.7 million of restricted cash that was “released” for use in operations in the second quarter of 2002. Capital expenditures were $108,000 in first half of 2003 compared to $142,000 in the period ending June 30, 2002.

     Total debt of $4.7 million at June 30, 2003 was $0.6 million greater than the amount outstanding at December 31, 2002 and $1.7 million more than the debt at June 30, 2002. The year over year increase in debt is primarily due to increases in M-tron’s loans to finance operating losses and acquire “Champion” in October 2002. Debt outstanding at June 30, 2003 included $1.2 million of fixed rate debt at an average interest rate of 4.9%, and $3.5 million of variable rate debt at a June 30, 2003 average interest rate of 4.7%.

     Restrictions on dividends under the M-tron loan with First National Bank of Omaha disallow distributions to the parent company without consent of the bank. Lynch Systems, under its loan with Sun Trust Bank, may pay a cash dividend to the parent company equal to 50% of LS’s net income for the prior fiscal year, subject to the minimum net worth covenant in the loan agreement. Under the M-tron loan agreement, advances to the parent company are disallowed without the prior written consent of the lending bank. Under its loan agreement, LS may pay an annual management fee to the parent company in an amount not to exceed $250,000. In addition, LS may reimburse the parent company for expenses and taxes paid by the parent on behalf of LS.

     At June 30, 2003, the Company’s total cash, cash equivalents and investments in marketable securities total $7.5 million (including $1.1 million of restricted cash). In addition, the Company had a consolidated borrowing capacity of $4.8 million under M-tron’s and LS’s revolving line of credit. Therefore, gross cash and securities and availability under the revolving credit loans total $12.3 million and exceed the combined outstanding debt and margin liability on securities of $4.9 million by $7.4 million. In addition, pursuant to the Company’s June 16, 2003 filing, Lynch received a $532,319 cash refund on July 24, 2003 through carry-backs for prior periods operating losses.

     On May 30, 2003, Lynch Systems renewed its SunTrust Bank loan with a maturity date of May 29, 2004. This long-time lender has provided a $7 million line-of-credit which can be used entirely for stand-by Letters of Credit or up to $2 million for domestic revolving credit within the credit line. This loan, as well as the previous loan, includes an unsecured parent company guarantee. At June 30, 2003, there were outstanding Letters of Credit of $2.2 million and no borrowings under the working capital line.

     On April 30, 2003, M-tron’s long-time lending bank, First National Bank of Omaha, has renewed the revolving credit loan that now matures on April 30, 2004. The renewed loan includes the following conditions:

(a)	Effective May 20, 3002, the Company subordinates its October 3, 2002, $200,000 loan to M-tron to the bank, bringing the subordinated total to $700,000;

(b)	The bank reduces the minimum net worth and subordinated debt limit from $3.1 million to $2.9 million. In return, the Company has committed to fund any shortfall with an equity or subordinated debt cash infusion within 45 days of the quarter end. Since M-tron’s subordinated debt and equity total $2,961,000 as of June 30, 2003, no additional cash infusion is currently required.

In addition, the Company’s outstanding Letter of Credit in the amount of $1.0 million for the benefit of the bank can be reduced to $500,000 when M-tron is profitable for 5 of 6 consecutive months and the cumulative after tax profit equals or exceeds $500,000. The remaining $500,000 Letter of Credit will be released when the earning parameters are met for a second time.

     The Company does not at present have credit facilities at the parent company level. The Company believes that existing cash and cash equivalents, cash generated from operations and available borrowings under its subsidiaries lines of credit will be sufficient to meet its on-going working capital and capital expenditure requirements for the foreseeable future.

     See Subsequent Events regarding the August 4, 2003 refinancing of the Lynch Systems First Port City Bank Loan.

Adoption of Accounting Pronouncements

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Indebtedness of Others.

     The Company presently guarantees (unsecured) the SunTrust Bank loans of its subsidiary, Lynch Systems, and has guaranteed a Letter of Credit issued to the First National Bank of Omaha on behalf of its subsidiary, M-tron Industries, Inc. These guarantees are subject to FIN 45’s disclosure requirement only. As of June 30, 2003, there were no parent company obligations to the SunTrust Bank. As of June 30, 2003, the $1,000,000 Letter of Credit issued by Fleet Bank to The First National Bank of Omaha was secured by a $1,125,000 deposit in a Fleet Bank Treasury Fixed Income Fund.

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

Market Risk

     The Company is exposed to market risk relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amount of interest earned on the Company’s cash equivalents and short-term investments (approximately $6.5 million at June 30, 2003). The Company generally finances the debt portion of the acquisition of long-term assets with fixed rate, long-term debt. The Company generally maintains the majority of its debt in nature by borrowing on a fixed long-term basis. The Company does not use derivative financial instruments for trading or speculative purposes. Management does not foresee any significant changes in the strategies used to manage interest rate risk in the near future, although the strategies may be reevaluated as market conditions dictate. There has been no significant change in market risk since June 30, 2003.

     At June 30, 2003, approximately $3.5 million of the Company’s debt bears interest at variable rates. Accordingly, the Company’s earnings and cash flows are only slightly affected by changes in interest rates. Assuming the current level of borrowings for variable rate debt, and assuming a two percentage point increase in the 2003 average interest rate under these borrowings, it is estimated that the Company’s interest expense would change by less than $0.1 million.

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

     Future activities and operating results may be adversely affected by fluctuating demand for capital goods such as large glass presses, delay in the recovery of demand for components used by telecommunications infrastructure manufacturers, and disruption of foreign economies.

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

Subsequent Events

     On August 4, 2003, Lynch Systems refinanced its loan with First Port City Bank by entering into a new term loan agreement with its lead bank, SunTrust. The new loan is in the amount of $498,000 and is secured by a lien on Lynch Systems real estate (SunTrust Bank previously had a subordinated position on the real estate). The new loan has a 10-year term with interest at 5.5%. Principal payments will be $4,150 per month for 120 months commencing August 2003.

     The loan proceeds will be used to retire the First Port City loan that is due in its entirety on August 5, 2003 in the amount of $554,000.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     See “Market Risk” under Item 2 above.

Item 4. Controls and Procedures

     The Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report based on the evaluation of these controls and procedures required by Exchange Act Rule 13a-15.

     There have been no changes in the Registrant’s internal control over financial reporting that occurred during the Registrant’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

     On or about June 26, 2001, in anticipation of the July 15, 2001 closure of Spinnaker’s Westbrook, Maine facility, Plaintiff PACE Local 1-1069 (“PACE”) filed a three count complaint in Cumberland County Superior Court, CV-2001-00352 naming the following defendants: Spinnaker Industries, Inc., Spinnaker Coating, Inc., and Spinnaker Coating-Maine, Inc. (collectively, the “Spinnaker Entities”) and Lynch. The complaint alleged that under Maine’s Severance Pay Act both the Spinnaker Entities and Lynch would be liable to pay approximately $1,166,000 severance pay under Maine’s Severance Pay Act in connection with the plant closure. The Defendants filed a notice of removal, thereby creating United States District Court Civil Action case was remanded to state court. The Spinnaker Entities also filed a separate complaint challenging the constitutionality of the Maine Severance Pay Act, United States District Court Civil Action No. 01-232 which later was dismissed by stipulation of the Spinnaker Entities. PACE also filed three separate Motions for Ex-Parte Attachment against the Spinnaker Entities and Lynch. PACE filed the First Motion for Attachment with its original Complaint. PACE sought to attach $1,166,483.44, an amount large enough to cover the claims of all PACE’s members seeking severance. The Court denied that Motion as being premature. PACE then filed a Second Motion against the Spinnaker Entities and Lynch for an attachment large enough to cover the claims of eight individual employees seeking severance pay in the amount of $120,736.27. On August 20, 2001, the Court granted that Motion in the amount of $118,500. On April 4, 2002, PACE subsequently recorded this attachment through UCC-1 filings with the Maine Secretary of State against Lynch Manufacturing and Lynch Corporation. PACE filed a Third Motion for Ex-Parte Attachment on August 29, 2001. This Motion sought an attachment large enough to cover the severance pay claimed by the remaining PACE members, $1,048,003. The Court denied this Motion but permitted PACE the opportunity to obtain an attachment after all defendants had an opportunity to respond and after hearing.

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

     On September 30, 2002, PACE requested a ruling from the Superior Court on its Third Motion for Attachment. On October 21, 2002, Lynch filed a Motion for Summary Judgment which incorporated its prior objection to any attachment. PACE filed an Opposition to Lynch’s Motion for Summary Judgment, which included a request for summary judgment in its favor, and a Motion for Leave to Further Amend the Complaint on November 12, 2002. Lynch thereafter filed a Reply Memorandum in Support of its Motion for Summary Judgment on November 26, 2002 and an opposition to PACE’s Motion for Leave to Further Amend the Complaint on December 3, 2002. On December 31, 2002, the Superior Court held a hearing on all pending Motions. The Superior Court requested that arguments focus on Lynch’s Motion for Summary Judgment since the granting of that Motion would render PACE’s Third Motion for Attachment and Motion to Further Amend the Complaint moot.

     On July 28, 2003, the Superior Court issued an Order deciding both Lynch’s and PACE’s Motions for Summary Judgment. The Court denied Lynch’s Motion for Summary Judgment, finding that there remained a disputed issue of material fact regarding one of Lynch’s primary defenses. The Court granted partial summary judgment in favor of PACE to the extent that the Court found Lynch was an “employer” subject to potential liability under Maine’s Severance Pay Act. The Court held, however, that PACE must still prove its entitlement to severance pay under the Act. In a separate ruling also issued on July 28, 2003, the Court denied PACE’s Third Motion for Attachment.

     Lynch believes that, in addition to other defenses, it is not subject to the Maine Severance Pay Act, as now in effect. Management does not believe that the resolution of this case will have a material adverse effect on the Registrant’s consolidated financial condition and operations.

     The Company does not believe that it has any other contingent liabilities related to Spinnaker.

2. Qui Tam Lawsuit

     There has been no material change in the status of this lawsuit as last reported in Registrant’s Form 10-K for its fiscal year ended December 31, 2002.

3.     Spinnaker Chapter 11 Reorganization Proceeding

     The Spinnaker Chapter 11 reorganization and joint plan of liquidation are not reported herein because, on September 23, 2002, Lynch disposed of its entire remaining interest in Spinnaker and no longer has any economic interest in or affiliation with Spinnaker.

Item 4. Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Stockholders of the Registrant held on May 1, 2003:

     The following persons were elected as Directors with the following votes:

Name	Votes For	Votes Withheld

Val Cerutti	1,367,293	2,825
Marc J. Gabelli	1,366,769	3,349
Mario J. Gabelli	1,363,559	6,559
Avrum Gray	1,367,293	2,825
Raymond H. Keller	1,363,574	6,544
Richard E. McGrail	1,363,469	6,649
Ralph R. Papitto	1,359,969	10,149
Anthony R. Pustorino	1,367,188	2,930

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith:
	10(dd)	Second Amendment to Restated Loan and Security Agreement dated April 30, 2003 between M-tron Industries, Inc. and First National Bank of Omaha
	10(ee)	First Amendment and Waiver to Amended and Restated Credit Agreement between Lynch Systems, Inc. and SunTrust Bank dated May 30, 2003
	10(ff)	Term Loan Promissary Note between Lynch Systems, Inc. and SunTrust Bank dated August 4, 2003
	10(gg)	Second Amendment to Security Deed and Agreement dated August 4, 2003 between Lynch Systems, Inc. and SunTrust Bank.
	31	Certifications of Registrant’s principal executive and principal chief financial officer required by Exchange Act Rule 13a-14(a)
	32	Section 1350 Certifications of Registrant’s principal executive and principal financial officer’s required by Exchange Act Rule 13a-14(b)
	99.1	Amended and Restated Audit Committee Charter
(b)	Reports on Form 8-K:
	1.	Registrant’s press release announcing its results of operations for the first quarter ending March 31, 2003 was filed with a Form 8-K on May 7, 2003

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYNCH CORPORATION (Registrant)

August 14, 2003	By:	/s/ RAYMOND H. KELLER Raymond H. Keller Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

10(dd)	Second Amendment to Restated Loan and Security Agreement dated April 30, 2003 between M-tron Industries, Inc. and First National Bank of Omaha. ††
10(ee)	First Amendment and Waiver to Amended and Restated Credit Agreement between Lynch Systems, Inc. and SunTrust Bank dated May 30, 2003. ††
10(ff)	Term Loan Promissory Note between Lynch Systems, Inc. and SunTrust Bank dated August 4, 2003. ††
10(gg)	Second Amendment to Security Deed and Agreement dated August 4, 2003 between Lynch Systems, Inc. and SunTrust Bank.††
31	Certifications of Registrant’s principal executive and principal financial officers required by Exchange Act Rule 13a-14(a). ††
32	Section 1350 Certifications of Registrant’s principal executive and principal financial officers required by Exchange Act Rule 13a-14(b). ††
99.1	Amended and Restated Audit Committee Charter. ††

†† Filed herewith.

     The Exhibits listed above have been filed separately with the Securities and Exchange Commission in conjunction with this Quarterly Report on Form 10-Q or have been incorporated by reference into this Quarterly Report on Form 10-Q. Upon request, Lynch Corporation will furnish to each of its shareholders a copy of any such Exhibit. Requests should be addressed to the Office of the Secretary, Lynch Corporation, 50 Kennedy Plaza, Suite 1250, Providence, RI 02903.