Form 10-Q
period 2003-09-30
LYNCH CORP
filed 2003-11-12
CIK 61004

SECURITIES & EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File No. 1-106

LYNCH CORPORATION

(Exact name of Registrant as specified in its charter)

Indiana (State or other jurisdiction of	38-1799862 (I.R.S. Employer
incorporation or organization)	Identification No.)

50 Kennedy Plaza, Suite 1250, Providence, Rhode Island	02903
(Address of principal executive offices)	(Zip Code)

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

Yes [X] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [X]

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.

Class	Outstanding at November 1, 2003

Common Stock, $0.01 par value	1,497,883

INDEX

LYNCH CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets:
- September 30, 2003
- December 31, 2002

Condensed Consolidated Statements of Operations:
- Three months ended September 30, 2003 and 2002
- Nine months ended September 30, 2003 and 2002

Condensed Consolidated Statements of Cash Flows:
- Nine months ended September 30, 2003 and 2002

Notes to Condensed Consolidated Financial Statements:

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

Part 1 - FINANCIAL INFORMATION –

Item 1 - Financial Statements

LYNCH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In Thousands except share amounts)

		December 31,
	September 30,	2002
	2003	(A)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,936	$5,986
Restricted cash (Note D)	1,125	1,125
Investments - Marketable Securities (Note E)	1,894	861
Trade accounts receivables, less allowances of $89 and $91, respectively	2,499	2,820
Unbilled accounts receivable (Note H)	2,270	704
Inventories (Note F)	6,350	5,624
Recoverable income taxes	—	532
Deferred income taxes	207	207
Prepaid expenses	555	324

TOTAL CURRENT ASSETS	19,836	18,183

PROPERTY, PLANT AND EQUIPMENT
Land	291	291
Buildings and improvements	4,198	4,198
Machinery and equipment	11,382	11,841

	15,871	16,330
Less: accumulated depreciation	11,535	11,504

	4,336	4,826
OTHER ASSETS	325	421

TOTAL ASSETS	$24,497	$23,430

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable to banks (Note G)	$2,500	$2,228
Trade accounts payable	1,565	927
Accrued warranty expense (Note H)	1,419	1,595
Accrued compensation expense	1,195	921
Accrued income taxes	866	1,053
Accrued professional fees	271	327
Accrued commissions	140	214
Margin liability on marketable securities	1,023	251
Other accrued expenses	767	659
Customer advances	2,365	1,147
Current maturities of long-term debt (Note G)	1,057	832

TOTAL CURRENT LIABILITIES	13,168	10,154

LONG-TERM DEBT (Note G)	951	1,089
OTHER LONG TERM LIABILITIES	—	1,253

TOTAL LIABILITIES	14,119	12,496

COMMITMENTS AND CONTINGENCIES (Note L)

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value - 10,000,000 shares authorized; 1,513,191 shares issued; 1,497,883 shares outstanding	15	15
Additional paid-in capital	15,645	15,645
Accumulated deficit	(4,698)	(4,570)
Accumulated other comprehensive Income (Note J)	(126)	302
Treasury stock of 15,308 shares at cost	(458)	(458)

TOTAL SHAREHOLDERS’ EQUITY	10,378	10,934

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,497	$23,430

(A)	The Balance Sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

LYNCH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(In Thousands, except share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

SALES AND REVENUES	$7,716	$5,040	$19,174	$21,734

Cost and expenses:
Manufacturing cost of sales	5,495	3,962	14,428	15,687
Selling and administrative	2,153	2,302	5,996	7,864
Gain on deconsolidation (Note B)	—	19,420	—	19,420

OPERATING PROFIT (LOSS)	68	18,196	(1,250)	17,603

Other income (expense):
Investment Income	360	32	528	95
Interest expense	(63)	(48)	(225)	(140)
Other Income (Expense)	754	(63)	763	(63)

	1,051	(79)	1,066	(108)

INCOME (LOSS) BEFORE INCOME TAXES	1,119	18,117	(184)	17,495

Benefit from (provision for) income taxes (Note M)	(336)	1,150	56	1,372

NET INCOME (LOSS)	$783	$19,267	$(128)	$18,867

Weighted average shares outstanding.	1,497,900	1,497,900	1,497,900	1,497,900

BASIC AND DILUTED LOSS PER SHARE:	$0.52	$12.86	$(0.09)	$12.59

See accompanying notes

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

LYNCH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
(In Thousands)

	Nine Months Ended
	September 30,

	2003	2002

OPERATING ACTIVITIES
Net income (loss)	$(128)	$18,867
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on deconsolidation	—	(19,420)
Restricted operating cash	—	4,703
Depreciation	736	779
Amortization of definite-lived intangible assets	196	153
Gain realized on sale of marketable securities	(483)	—
Changes in operating assets and liabilities:
Receivables	(1,245)	6,754
Inventories	(726)	328
Accounts payable and accrued liabilities	3,049	(6,778)
Other assets/liabilities	(1,584)	196

Net cash provided by (used in) operating activities	(185)	5,582

INVESTING ACTIVITIES
Acquisition of minority interest	—	(220)
Capital expenditures	(246)	(227)
Equipment disposals	—	46
Restricted investing cash	—	(1,125)
Proceeds from sale of marketable securities	1,041	—
Payment on margin liability on marketable securities	(454)	(45)
Purchase of marketable securities	(1,565)	(260)

Cash (used in) investing activities	(1,224)	(1,831)

FINANCING ACTIVITIES
Net borrowings of notes payable	272	703
Repayment of long-term debt	(707)	(341)
Proceeds from long-term debt	794	—

Cash provided by financing activities	359	362

Increase (decrease) in cash and cash equivalents	(1,050)	4,113
Cash and cash equivalents at beginning of period	5,986	4,247

Cash and cash equivalents at end of period	$4,936	$8,360

See accompanying notes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.	Subsidiaries of the Registrant

As of September 30, 2003, the Subsidiaries of the Registrant are as follows:

Owned By Lynch

Lynch Systems, Inc.	100.0%
M-tron Industries, Inc.	100.0%
M-tron Industries, Ltd.	100.0%

B.	Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

     The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     On September 23, 2002, Lynch disposed of its remaining interest in Spinnaker Industries, Inc. (“Spinnaker”) for nominal consideration and completed the deconsolidation that commenced on September 30, 2001. As a result, the financial statements for the periods ending September 30, 2002, December 31, 2002, and September 30, 2003 exclude Spinnaker. The net result of the deconsolidation was the recording of a non-cash gain of $19.4 million in the third quarter of 2002 and $27.4 million in the third quarter of 2001.

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

     The Company presently guarantees (unsecured) the SunTrust Bank loans of its subsidiary, Lynch Systems, and has guaranteed a Letter of Credit issued to the First National Bank of Omaha on behalf of its subsidiary, M-tron Industries, Inc. These guarantees are subject to FIN 45’s disclosure requirement only. As of September 30, 2003, there were no obligations to SunTrust Bank. As of September 30, 2003, the $1,000,000 Letter of Credit issued by Fleet Bank to The First National Bank of Omaha was secured by a $1,125,000 deposit in a Fleet Bank Treasury Fixed Income Fund.

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

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of these rules, FIN 46, has been deferred until the fourth quarter of 2003; the Company does not have any interests in variable interest entities.

D.     Restricted Cash

     At both September 30, 2003 and December 31, 2002, the Company had $1.1 million of Restricted Cash that secures a Letter of Credit issued by Fleet Bank to the First National Bank of Omaha as collateral for its M-tron subsidiary’s loans.

E.	Investments

     The following is a summary of marketable securities held by the Company (in Thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
Equity Securities	Cost	Gains	Losses	Value

September 30, 2003	$2,018	—	124	$1,894

December 31, 2002	$557	$304	—	$861

     The Company has a margin liability of $1,023,000 at September 30, 2003 and $251,000 at December 31, 2002 which must be settled upon the disposition of the related securities whose fair value is based on quoted market prices. The Company has designated these investments as available for sale pursuant to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

F.	Inventories

     Inventories are stated at the lower of cost or market value. At September 30, 2003, inventories were valued by two methods: last-in, first-out (LIFO) 46%, and first-in, first-out (FIFO) 54%. At December 31, 2002, inventories were valued by the same two methods: LIFO – 63%, and FIFO -37%.

	September 30,	December 31,
	2003	2002

	(In Thousands)
Raw materials	$1,566	$1,436
Work in process	4,406	2,376
Finished goods	378	1,812

Total Inventories	$6,350	$5,624

     Current costs exceed LIFO value of inventories by $1,341,000 and $1,212,000 at September 30, 2003 and December 31, 2002 respectively.

G.	Indebtedness

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

     Notes payable to banks and long-term debt consists of:

	September 30,	December 31,

	2003	2002

	(In Thousands)
Notes payable:
M-tron bank revolving loan at variable interest rates (4.75% at September 30, 2003), due May 2004	$2,500	$2,228
Lynch Systems bank revolving loan at variable interest rates, due June, 2004	—	—

	$2,500	$2,228

Long-term debt:
M-tron commercial bank term loan at variable interest rates (4.5% at September 30, 2003), due September, 2004	$888	$1,001
Yankton Area Progressive Growth loan at 0.0% interest, due April 2005	250	250
South Dakota Board of Economic Development at a fixed rate of 3%, due December, 2007	287	—
Yankton Areawide Business Council loan at a fixed interest rate of 5.5%, due November 2007	93	98
Lynch Systems term loan at a fixed interest rate of 5.5%, due August 2013	490	572

	2,008	1,921
Current maturities	(1,057)	(832)

	$951	$1,089

H.	Long-Term Contracts and Warranty Expense

     Lynch Systems, a 100% wholly owned subsidiary of the Company, is engaged in the manufacture and marketing of glass-forming machines and specialized manufacturing machines. Certain sales contracts require an advance payment (usually 30% of the contract price) which is accounted for as a customer advance. The contractual sales prices are paid either (i) as the manufacturing process reaches specified levels of completion or (ii) based on the shipment date. Guarantees by letter of credit from a qualifying financial institution are required for most sales contracts. Because of the specialized nature of these machines and the period of time needed to complete production and shipping, Lynch Systems accounts for these contracts using the percentage-of-completion accounting method as costs are incurred compared to total estimated project costs (cost to cost basis). At September 30, 2003 and December 31, 2002, unbilled accounts receivable were $2.3 million and $0.7 million, respectively.

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

Balance, December 31, 2002	$1,595
Warranties issued during the period	232
Settlements made during the period	(415)
Changes in liabilities for pre-existing warranties during the period, including expirations	7

Balance, September 30, 2003	$1,419

I.	Earnings Per Share and Stockholders’ Equity

     The Company’s basic and diluted earnings per share are equivalent as the options issued in May 2002 to purchase 228,000 shares of the Company’s common stock were anti-dilutive throughout 2002 and throughout the first nine months of 2003.

     On December 10, 2001, the Board of Directors approved, subject to shareholder approval at the May 2002 Annual Meeting, the 2001 Equity Incentive Plan and the issuance of up to 300,000 options to purchase shares of Company common stock to certain employees of the Company, of which 228,000 options were granted (subject to shareholder approval) at $17.50 per share on December 10, 2001. Although the grants were approved by the shareholders on May 2, 2002, the shares are not considered issued until exercised or in the money, neither event having transpired to-date. 208,000 of these options are fully vested, with the remaining options vesting quarterly over the next five quarters.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss) as reported	$783	$19,267	$(128)	$18,867

Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(39)	(39)	(116)	(1,221)

Pro forma net income (loss)	$744	$19,228	$(244)	$17,646

Basic and diluted loss per share:
As reported	$0.52	$12.86	$(0.09)	$12.59
Pro forma	$0.50	$12.84	$(0.16)	$11.78

The net loss as reported in each period did not include any stock-based compensation.

The weighted average fair value of options granted in 2002 is $17.50.

J.	Accumulated Other Comprehensive Income (Loss)

     Total comprehensive income was $347,000 in the three months ended September 30, 2003, as opposed to total comprehensive income of $19,259,000 in the third quarter of 2002. “Other” comprehensive loss, resulting from losses on available for sale securities, included in the total comprehensive income was $436,000 in the third quarter of 2003 and $8,000 in the quarter ending September 30, 2002.

     Total comprehensive loss was $556,000 for the nine months ended 9/30/03 as opposed to total comprehensive income of $18,977,000, for the nine months ending 9/30/02, including “other” comprehensive loss of $428,000 in the first nine months of 2003 and other comprehensive income of $110,000 in the first nine months of 2002 resulting from losses and gains on available for sale securities.

K.	Segment Information

     The Company has two reportable business segments. The first segment is Lynch Systems’ glass manufacturing equipment business. Frequency control devices (quartz crystals and oscillators) manufactured and sold by M-tron is the other segment. Both businesses are located domestically.

     Operating profit (loss) is equal to revenues less operating expenses, excluding investment income, interest expense and income taxes. The Company allocates a negligible portion of its general corporate expenses to its operating segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30

	2003	2002	2003	2002

	(In Thousands)		(In Thousands)

Revenues
Glass manufacturing equipment – USA	$422	$352	$3,115	$1,122

Glass manufacturing equipment – Europe	442	1,249	1,239	7,125
Glass manufacturing equipment – Far East	2,723	433	3,788	4,750
Glass manufacturing equipment – Canada	—	3	4	6
Glass manufacturing equipment – All Other	47	189	153	272

Total Glass manufacturing equipment - Foreign	3,212	1,874	5,184	12,153

Total Glass manufacturing equipment	3,634	2,226	8,299	13,275

Frequency control devices – USA	2,084	1,342	5,351	4,302

Frequency control devices – Europe	445	119	1,092	385
Frequency control devices – Far East	903	525	2,451	1,558
Frequency control devices - Canada	512	567	1,193	1,611
Frequency control devices – All Other	138	261	788	603

Total Frequency control devices - Foreign	1,998	1,472	5,524	4,157

Total Frequency control devices	4,082	2,814	10,875	8,459

Consolidated Total	$7,716	$5,040	$19,174	$21,734

Operating Profit (Loss)
Glass manufacturing equipment	$367	$(303)	$30	$1,277
Frequency control devices	57	(524)	(172)	(2,023)

Total manufacturing	424	(827)	(142)	(746)

Unallocated Corporate expenses	(356)	(397)	(1,108)	(1,071)
Gain on deconsolidation of Spinnaker	—	19,420	—	19,420

Consolidated Total	$68	$18,196	$(1,250)	$17,603

Capital Expenditures
Glass manufacturing equipment	$12	$48	$69	$89
Frequency control devices	105	37	157	138
General Corporate	20	—	20	—

Consolidated Total	$137	$85	$246	$227

Total Assets
Glass manufacturing equipment	—	—	$11,991	$13,240
Frequency control devices	—	—	8,042	6,631
General Corporate	—	—	4,464	5,007

Consolidated Total	—	—	$24,497	$24,878

Total operating profit (loss) of reporting segments	$68	$18,196	$(1,250)	$17,603

Other profit or loss:
Investment income	360	32	528	95
Interest expense	(63)	(48)	(225)	(140)
Other income (expense)	754	(63)	763	(63)

Income (Loss) before income taxes	$1,119	$18.117	$(184)	$17,495

L.	Commitments and Contingencies

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

     Lynch Corporation, Lynch Interactive Corporation (“Interactive”), and several other parties have been named as defendants in a lawsuit brought under the so-called “qui tam” provisions of the federal False Claims Act in the United States District Court for the District of Columbia. The complaint was filed under seal with the court on February 14, 2001, and the seal was lifted on January 11, 2002. The Company was formally served with the complaint on July 9, 2002. The main allegation in the case is that the defendants participated in the creation of “sham” bidding entities that allegedly defrauded the federal Treasury by improperly participating in Federal Communications Commission spectrum auctions restricted to small businesses, as well as obtaining bidding credits in other spectrum auctions allocated to “small” and “very small” businesses. The lawsuit seeks to recover an unspecified amount of damages, which would be subject to mandatory trebling under the statute. On September 19, 2002, Interactive, on behalf of itself and Lynch, filed two Motions with the court: a Motion to Transfer the Action to the Southern District of New York and a Motion to Dismiss the Lawsuit. The relator filed an opposition reply to Interactive’s Motion to Dismiss and, on December 5, 2002, Interactive filed a Reply in Support of Its Motion to Dismiss. On September 30, 2003, the Court granted Interactive’s Motion to Transfer the Action to the Southern District of New York.

     The U. S. Department of Justice has notified the court that is has declined to intervene in the case. The defendants strongly believe that the lawsuit is completely without merit and intend to defend the suit vigorously. Furthermore, under the separation agreement between the Company and Interactive pursuant to which Interactive was spun-off to the Company’s shareholders on September 1, 1999, Interactive would be obligated to indemnify the Company for any losses or damaged incurred by the Company as a result of this lawsuit; and Interactive has, in fact, agreed in writing to defend the case on Lynch’s behalf and to indemnify Lynch for any losses it may incur as a result of the lawsuit. Interactive has retained legal counsel to defend the claim on behalf of Lynch and Interactive at the expense of Interactive. Nevertheless, the Company cannot predict the ultimate outcome of the litigation nor can the Company predict the effect that the lawsuit or its outcome will have on the Company’s business or plan of operation.

3.	Spinnaker Chapter 11 Reorganization Proceeding

     The Spinnaker Chapter 11 reorganization and joint plan of liquidation are not reported herein because, on September 23, 2002, Lynch disposed of its entire remaining interest in Spinnaker and no longer has any economic interest in or affiliation with Spinnaker.

M.	Income Taxes

     The 2002 effective tax rate differs from the statutory tax rate primarily due to the $860,000 tax benefit related to the Spinnaker investment.

N.	Reclassifications

     Certain amounts in the 2002 financial statements and segment information (Note K) have been eliminated or reclassified to conform to the 2003 presentation. These deletions and reclassifications are immaterial to the consolidated financial statements and segment information taken as a whole.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

     The Company has identified the accounting policies listed below that we believe are most critical to our financial condition and results of operations, and that require management’s most difficult, subjective and complex judgments in estimating the effect of inherent uncertainties. This section should be read in conjunction with Note 1 to the consolidated financial statements, included in the Company’s Annual Report on Form 10K for the year ended December 31, 2002, which includes other significant accounting policies.

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

Inventory Valuation

     Inventories are stated at the lower of cost or market value. Inventories valued using the last-in, first-out (LIFO) method comprised approximately 46%, 63%, and 58% of consolidated inventories at September 30, 2003, December 31, 2002 and 2001, respectively. The balance of inventories are valued using the first-in-first-out (FIFO) method. If actual market conditions are more or less favorable than those projected by management, including the demand for our products, changes in technology, internal labor costs and the costs of materials, adjustments may be required.

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

     The percentage-of-completion method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and milestones set in the contract. These estimates include current customer contract specifications, related engineering requirements and the achievement of project milestones. Financial management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, financial management is updated on the budgeted costs and required resources to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. In the past, we have occasionally been required to commit unanticipated additional resources to complete projects, which have resulted in lower than anticipated profitability or losses on those contracts. Favorable changes in estimates result in additional profit recognition, while unfavorable changes in estimates result in the reversal of previously recognized earnings to the extent of the error of the estimate. We may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probably and can be reasonably estimated. To date, such losses have not been significant.

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

Results of Operations

Third Quarter 2003 and Nine Months 2003 Compared to 2002

Sales and Revenues/Gross Margin

     Revenues for the third quarter of 2003 increased by $2.7 million from third quarter 2002 to $7.7 million due mainly to (a) improved performance at Lynch Systems as shipments commenced on machine orders that were booked earlier in the year and (b) at M-tron as a result of the successful scale-up and resulting expanded product line M-tron is now offering to a mildly improving market.

     Nine months 2003 sales of $19.2 million were $2.5 million less than the $21.7 million revenue recorded in the first nine months of 2002 due mainly to the $12.0 million backlog at Lynch Systems as of 12/31/01, the subsequent low bookings in the second half of 2002, and the timing of deliveries of orders booked in March and April of 2003 for glass press machines sold by Lynch Systems.

     Third quarter 2003 gross margin as a percent of sales was 28.8% or 7.4 points better than the 21.4% gross margin achieved in the third quarter of 2002 due to the 53% volume increase.

     Nine month 2003 gross margin as a percent of revenues of 24.8% was 3.0 points below the first nine months of 2002 due mainly to the 12% less sales.

     Revenues at M-tron increased by $1.3 million, or 45.1%, to $4.1 million for the third quarter of 2003 and by $2.4 million to $10.9 million for the nine month period ending September 2003 due primarily to the acquisition on October 18, 2002, of certain assets of an industry competitor, Champion Technologies, Inc. (“Champion”).

     M-tron has successfully completed the integration of its manufacturing lines, incorporating the products of this acquisition with M-tron’s pre-existing products. As a result of this investment in M-tron’s production capacity and the expanded product line, M-tron has signed preferred-supplier agreements with two of the leading, worldwide manufacturers of telecommunications systems, and strengthened its relationship with a third customer.

     Lynch Systems’ third quarter 2003 revenue of $3.6 million was $1.4 million, or 63%, above the same period of 2002. Lynch Systems’ revenues for the first nine months of 2003 declined by $5.0 million from the corresponding 2002 period to $8.3 million due mainly to depressed bookings for glass press machines throughout 2002. However, order backlog of $7.1 million at September 30, 2003 represented an improvement of $3.2 million since December 31, 2002 and was $3.8 million, or 111% above last September.

     M-tron’s gross margin as a percentage of net sales for the third quarter of 2003 improved over the same period of 2002 by 12.8 points to 24.4%. M-tron’s gross margin of 23.0% for the nine month period ending September 30, 2003 represented a 12.7 point improvement over the 10.3% gross margin achieved in the first nine months of 2002. The sales improvement in the third quarter and nine month period ending September 30, 2003 of 45.1% and 28.6% respectively more than offset the costs incurred in manufacturing the more sophisticated Champion parts.

     Lynch Systems’ gross margin as a percentage of net sales for the third quarter of 2003 of 33.8% was equal to the same period of 2002. Lynch Systems’ gross margin of 27.0 points for the nine month period ending September, 2003 was 12.0 points below the first nine months 2002 gross margin of 39.0% due to 37.5% less volume in the first nine months of 2003.

Operating (Profit) Loss

     Operating profit for the third quarter 2003 was $68,000 compared to the third quarter 2002 operating profit of $18.2 million, representing an unfavorable variance of $18.1 million. Excluding the $19.4 million gain on deconsolidation of Spinnaker that was included in third quarter 2002 income, third quarter 2003 operating income was favorable to 2002 by $1.3 million on $2.7 million additional volume.

     Nine months 2003 operating loss of $1.3 million was $18.9 million unfavorable to nine month 2002 operating profit of $17.6 million due to $2.5 million less revenue and the inclusion of a $19.4 million gain on deconsolidation of Spinnaker in the 2002 results.

     For the third quarter of 2003, M-tron had an operating profit of $57,000, an improvement of $581,000 over the $524,000 million loss in the third quarter of 2002. M-tron’s nine month 2003 operating loss of $172,000 represented a major improvement of $1,851,000 when compared to M-tron’s $2,023,000 operating loss in the nine month period ending September 30, 2002. The third quarter and year-to-date improvements were due mainly to the additional sales mentioned above and better product mix.

     For the 2003 third quarter, Lynch Systems had an operating profit of $366,000 compared to an operating loss of $303,000 in the third quarter of 2002. Lynch Systems’ first nine months 2003 operating profit of $29,000 was $1,248,000 unfavorable to the nine month 2002 operating profit of $1,277,000. Although Lynch Systems third quarter and nine months 2003 operating costs were reduced by $0.2 million and $1.7 million respectively from 2002, the company could not compensate for the volume decline in a cyclical marketplace.

     Lynch’s corporate headquarters incurred unallocated expenses of $356,000 in the third quarter of 2003, bringing the nine months 2003 headquarters expense to $1,108,000. The third quarter and nine month 2003 headquarters expenses were respectively $41,000 less than and $57,000 more than the prior year.

Other Income (Expense), Net

     Third quarter and nine month 2003 investment income were $328,000 and $433,000 respectively more than last year due to realized gains of $349,000 on the sale of marketable securities in the third quarter of 2003 and $483,000 for nine month period ending September 30, 2003.

     Third quarter interest expense of $63,000 exceeded 2002 by $15,000 due to margin account interest and higher average borrowing to finance the “Champion” acquisition.

     Interest expense of $225,000 for the first nine months of 2003 was $85,000 higher than the $92,000 incurred in the first nine months of 2002 due to Letter of Credit fees, margin account interest, and higher average borrowing to fund losses and to finance the “Champion” acquisition.

     Third quarter 2003 “other income” of $754,000 included $728,000 that was realized upon the release of a customer related contingency resulting from the final settlement reached during the third quarter. This June 30, 1998 contingency in the original amount of $2.4 million was a consequence of a custom glass press order that was cancelled by the customer.

     Nine month “other income” of $763,000 included the $728,000 negotiated settlement mentioned above. Nine month 2002 “other expense” of $63,000 was the result of a loss on equipment disposals.

Tax Benefit (Provision)

     The income tax includes federal, as well as state, local, and foreign taxes. The third quarter 2003 net tax provision of $336,000 is mainly the result of investment and “other” income. The nine months 2003 net tax benefit of $56,000 is the result of losses incurred which are expected to be realized in the fourth quarter. Should fourth quarter 2003 income fail to materialize, it may be necessary for the Company to reverse all or part of the $56,000 tax benefit recorded through September 2003.

quarter 2003 income fail to materialize, it may be necessary for the Company to reverse all or part of the $56,000 tax benefit recorded through September 2003.

     The third quarter 2002 and nine month 2003 tax benefit of $1,150,000 and $1,372,000 respectively included $860,400 for the capital loss carry-back on the Company’s investment in Spinnaker Industries. The 2002 effective tax rate differed from the statutory tax rate primarily due to the tax benefit related to the Spinnaker investment.

Net Income (Loss)

     Net income for the third quarter of 2003 was $0.8 million compared to net income of $19.3 million in the quarter ending September 30, 2002. Nine month 2003 net loss of $0.1 million was unfavorable to the $18.9 million net income in the first nine months of 2002 by $18.8 million. The unfavorable profit variance of $18.5 million in the third quarter is primarily the result of the $1.1 million increase in gross profit caused by more volume and the $0.1 million reduction in selling and administration expenses, being more than offset by the $20.3 million gain on deconsolidation in third quarter of 2002. As a result, fully diluted third quarter 2003 income per share was $0.52 compared to $12.86 per share in the third quarter 2002.

     Nine month 2003 fully diluted loss per share of $0.09 was $12.68 per share worse than the $12.59 per share income in the first nine months of 2002 due mainly to the gain on the deconsolidation of Spinnaker in the amount of $20.3 million in 2002 and lower sales of $2.5 million and the resultant $1.3 million reduction in 2003 gross profit that could not be offset by the $1.9 reduction in selling and administration expenses.

Backlog/New Orders

     Total backlog of manufactured products at September 30, 2003 was $9.5 million, a $3.2 million improvement over the backlog at December 31, 2002, and $4.3 million more than the backlog at September 30, 2002.

     M-tron’s backlog improved by $0.5 million since last September as a result of M-tron’s successfully integrating the “Champion” products with M-tron’s pre-existing products and expanding its production capacity and product line offering. This has enabled M-tron to sign preferred supplier agreements with two of the leading, worldwide manufacturers of telecommunications systems and strengthened its relationship with a third customer.

     Lynch Systems backlog has improved by $3.2 million since December 31,2002 as a result of three significant orders for glass press machines. First nine months 2003 bookings of $12.0 million exceeded nine month 2002 orders by $7.6 million; Lynch Systems continues to submit a large number of quotes, predominantly to tableware manufacturers.

Financial Condition

     At September 30, 2003, the Company has current assets of $19.8 million and current liabilities of $13.2 million. Working capital was therefore $6.6 million as compared to $8.0 million at December 31, 2002 and $9.6 million at September 30, 2002. The ratio of current assets to current liabilities was 1.50 to 1.00 at September 30, 2003; 1.79 to 1.00 at December 31, 2002; and 1.98 to 1.00 ratio at September 30, 2002. Current liabilities at September 30, 2003 include $0.7 million for a term loan that matures in September 2004 that was previously included in long term debt.

     Cash used in operating activities was approximately $0.2 million in the first nine months of 2003 compared to cash provided of approximately $5.6 million in the first nine months of 2002. The year over year unfavorable change in operating cash flow of $5.8 million was the result of (a) $0.1 million less profit, (b) $1.0 million more cash used in operating assets, and (c) $4.7 million of restricted cash that was “released” for use in operations in the first nine months of 2002.

     Cash used in investing activities in the nine month period ending September 30, 2003 included $978,000 (purchases of $2,019,000 less sales of $1,041,000) for marketable securities as opposed to purchases of $305,000 in the same period of 2002. Capital expenditures were $246,000 in first nine months of 2003 compared to $227,000 in the period ending September 30, 2002.

     Total debt of $4.5 million at September 30, 2003 was $0.4 million greater than the amount outstanding at December 31, 2002 and $1.1 million more than the debt at September 30, 2002. The year over year increase in debt is primarily due to increases in M-tron’s loans to finance operating losses and acquire “Champion” in October 2002. Debt outstanding at September 30, 2003 included $1.1 million of fixed rate debt at an average interest rate of 3.6%, and $3.4 million of variable rate debt at a September 30, 2003 average interest rate of 4.7%.

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

     At September 30, 2003, the Company’s total cash, cash equivalents and investments in marketable securities total $7.9 million (including $1.1 million of restricted cash). In addition, the Company had a consolidated borrowing capacity of $5.0 million under M-tron’s and LS’s revolving line of credit. Therefore, gross cash and securities and availability under the revolving credit loans total $12.9 million and exceed the combined outstanding debt and margin liability on securities of $5.5 million by $7.4 million.

     On May 30, 2003, Lynch Systems renewed its SunTrust Bank loan with a maturity date of May 29, 2004. This long-time lender has provided a $7 million line-of-credit which can be used entirely for stand-by Letters of Credit or up to $2 million for domestic revolving credit within the credit line. This loan, as well as the previous loan, includes an unsecured parent company guarantee. At September 30, 2003, there were outstanding Letters of Credit of $2.1 million and no borrowings under the working capital line.

     On August 4, 2003, Lynch Systems entered into a new term loan agreement with SunTrust Bank. The new loan is in the amount of $498,000 and is secured by a lien on Lynch Systems’ real estate. The new loan has a 10-year term with interest at 5.5%. Principal payments are $4,150 per month for 120 months commencing August 2003. The loan proceeds were used to retire the First Port City loan that was due in its entirety on August 5, 2003 in the amount of $554,000.

     On April 30, 2003, M-tron’s long-time lending bank, First National Bank of Omaha, renewed the revolving credit loan that now matures on April 30, 2004. The renewed loan includes the following conditions:

(a)	Effective May 20, 2003, the Company subordinates its October 3, 2002, $200,000 loan to M-tron to the bank, bringing the subordinated total to $700,000;

(b)	The bank reduces the minimum net worth and subordinated debt limit from $3.1 million to $2.9 million. In return, the Company has committed to fund any shortfall with an equity or subordinated debt cash infusion within 45 days of the quarter end. Since M-tron’s subordinated debt and equity total $2,977,000 as of September 30, 2003, no additional cash infusion is currently required.

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

     The Company presently guarantees (unsecured) the SunTrust Bank loans of its subsidiary, Lynch Systems, and has guaranteed a Letter of Credit issued to the First National Bank of Omaha on behalf of its subsidiary, M-tron Industries, Inc. These guarantees are subject to FIN 45’s disclosure requirement only. As of September 30, 2003, there were no parent company obligations to the SunTrust Bank. As of September 30, 2003, the $1,000,000 Letter of Credit issued by Fleet Bank to The First National Bank of Omaha was secured by a $1,125,000 deposit in a Fleet Bank Treasury Fixed Income Fund.

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

Market Risk

     The Company is exposed to market risk relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amount of interest earned on the Company’s cash equivalents and short-term investments (approximately $6.1 million at September 30, 2003). The Company generally finances the debt portion of the acquisition of long-term assets with fixed rate, long-term debt. The Company generally maintains the majority of its debt in nature by borrowing on a fixed long-term basis. The Company does not use derivative financial instruments for trading or speculative purposes. Management does not foresee any significant changes in the strategies used to manage interest rate risk in the near future, although the strategies may be reevaluated as market conditions dictate. There has been no significant change in market risk since September 30, 2003.

     At September 30, 2003, approximately $3.4 million of the Company’s debt bears interest at variable rates. Accordingly, the Company’s earnings and cash flows are only slightly affected by changes in interest rates. Assuming the current level of borrowings for variable rate debt, and assuming a two percentage point increase in the 2003 average interest rate under these borrowings, it is estimated that the Company’s interest expense would change by less than $0.1 million.

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

2. Qui Tam Lawsuit

     Lynch Corporation, Lynch Interactive Corporation (“Interactive”), and several other parties have been named as defendants in a lawsuit brought under the so-called “qui tam” provisions of the federal False Claims Act in the United States District Court for the District of Columbia. The complaint was filed under seal with the court on February 14, 2001, and the seal was lifted on January 11, 2002. The Company was formally served with the complaint on July 9, 2002. The main allegation in the case is that the defendants participated in the creation of “sham” bidding entities that allegedly defrauded the federal Treasury by improperly participating in Federal Communications Commission spectrum auctions restricted to small businesses, as well as obtaining bidding credits in other spectrum auctions allocated to “small” and “very small” businesses. The lawsuit seeks to recover an unspecified amount of damages, which would be subject to mandatory trebling under the statute. On September 19, 2002, Interactive, on behalf of itself and Lynch, filed two Motions with the court: a Motion to Transfer the Action to the Southern District of New York and a Motion to Dismiss the Lawsuit. The relator filed an opposition reply to Interactive’s Motion to Dismiss and, on December 5, 2002, Interactive filed a Reply in Support of Its Motion to Dismiss. On September 30, 2003, the Court granted Interactive’s Motion to Transfer the Action to the Southern District of New York.

     The U. S. Department of Justice has notified the court that is has declined to intervene in the case. The defendants strongly believe that the lawsuit is completely without merit and intend to defend the suit vigorously. Furthermore, under the separation agreement between the Company and Interactive pursuant to which Interactive was spun-off to the Company’s shareholders on September 1, 1999, Interactive would be obligated to indemnify the Company for any losses or damaged incurred by the Company as a result of this lawsuit; and Interactive has, in fact, agreed in writing to defend the case on Lynch’s behalf and to indemnify Lynch for any losses it may incur as a result of the lawsuit. Interactive has retained legal counsel to defend the claim on behalf of Lynch and Interactive at the expense of Interactive. Nevertheless, the Company cannot predict the ultimate outcome of the litigation nor can the Company predict the effect that the lawsuit or its outcome will have on the Company’s business or plan of operation.

3. Spinnaker Chapter 11 Reorganization Proceeding

     The Spinnaker Chapter 11 reorganization and joint plan of liquidation are not reported herein because, on September 23, 2002, Lynch disposed of its entire remaining interest in Spinnaker and no longer has any economic interest in or affiliation with Spinnaker.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith:

	31	Certifications of Registrant’s principal executive and principal financial officers required by Exchange Act Rule 13a-14(a).

	32	Section 1350 Certifications of Registrant’s principal executive and principal financial officers required by Exchange Act Rule 13a-14(b).

(b)	Reports on Form 8-K:

	1.	Registrant’s press release announcing its results of operations for the second quarter and six months ending June 30, 2003, together with an Amended and Restated Code of Ethics for Senior Executive Personnel, were filed with a Form 8-K on August 14, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYNCH CORPORATION (Registrant)

By:

November 11, 2003	/s/ RAYMOND H. KELLER

Raymond H. Keller Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31	Certifications of Registrant’s principal executive and principal financial officers required by Exchange Act Rule 13a-14(a). ††

32	Section 1350 Certifications of Registrant’s principal executive and principal financial officers required by Exchange Act Rule 13a-14(b). ††

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