Form 10-K
period 2003-12-31
LYNCH CORP
filed 2004-04-13
CIK 61004

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003 Commission file number 1-106

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

LYNCH CORPORATION

(Exact name of Registrant as specified in its charter)

Indiana	38-1799862
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

50 Kennedy Plaza, Suite 1250, Providence, RI	02903 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:

(401) 453-2007

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 Par Value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S — K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined) in Rule 12b-2 under the Securities Act of 1934).     Yes ☐          No ☑

      The aggregate market value of voting stock held by non-affiliates of the Registrant (based upon the closing price of the Registrant’s Common Stock on the American Stock Exchange on June 30, 2003 of $9.90 per share) was $10.0 million. (In determining this figure, the Registrant has assumed that all of the Registrant’s directors and officers are affiliates. This assumption shall not be deemed conclusive for any other purpose.)

      The number of outstanding shares of the Registrant’s Common Stock was 1,495,483 as of March 12, 2004.

DOCUMENTS INCORPORATED BY REFERENCE:

      Certain portions of Registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than April 13, 2004, are incorporated by reference in Part III of this Report.

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

      Lynch has two wholly owned subsidiaries, M-tron Industries, Inc., a Delaware corporation (“M-tron”), and Lynch Systems, Inc., a South Dakota corporation (“LS” or “Lynch Systems”).

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

Lynch Systems Objectives

      LS intends to continue to build on its name recognition and reputation as one of the world’s leading manufacturers of glass forming machinery. LS is the only independent supplier in the CRT (cathode ray tube) glass forming field and it is LS’s intention to use this strength to form closer partnerships with its customers in their pursuit of innovative glass making machinery. In addition, LS will use its expertise to provide technical assistance to other glass product manufacturers.

      LS’s long term intentions are to monitor the market direction and to be at the forefront of technology in order to respond to market demand for new and innovative types of machinery needed to produce glass. LS intends to continue to research and develop state-of-the-art machinery within its core competence, and also to seek new markets, such as container ware, where its experience and proven success can be utilized to develop new products and increase its growth.

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

      At year-end 1998, LS, through a subsidiary, entered into a joint venture, Lynch-AMAV LLC, with AMAV GmbH of Germany to develop and manufacture glass-manufacturing equipment for the tableware industry. The joint venture designed and developed feeders, shears and presses, most of which were manufactured for the joint venture by LS. LS believes that this joint venture expanded LS’s glass tableware equipment business, particularly in Europe. LS had a 75% interest in the joint venture until June 13, 2002 when LS completed the planned AMAV technology transfer and acquired the remaining interests in the joint venture. All international business is now directed from Bainbridge, Georgia and all equipment is produced in the United States.

      The production of glassware entails the use of machines, which heat glass and, using great pressure, form an item by pressing it into a desired shape. Because of the high cost of bringing the machine and materials up to temperature, a machine for producing glassware must be capable of running 24 hours a day, 365 days a year.

      In 2003, LS sold three large glass press machines with an aggregate value of $7.3 million. Using the percentage of completion method, $5.5 million was recognized in 2003 revenue with the balance expected to be recognized in 2004.

      In 2001 LS sold four additional large TV glass press machines that were delivered in 2002. These machines sold for an aggregate of $14 million, of which $5.5 million was recognized as revenue in 2001 using the percentage of completion method with the balance of $8.5 million recognized in 2002 upon delivery and acceptance of these machines. At December 31, 2002, the Company had sold two machines for approximately $1.5 million, of which $0.7 million was recognized in 2002 using the percentage of completion accounting method with the balance recognized in 2003 upon delivery and acceptance of these machines.

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

International Sales

      LS’s revenues from international sales were $9.1 million, $13.2 million and $23.1 million for 2003, 2002 and 2001, respectively, representing approximately 71%, 88% and 89% of LS’s net sales for 2003, 2002 and 2001, respectively. International sales the past three years were mainly to customers in China, South Korea, Lithuania, and the Netherlands. The profitability of international sales is approximately equivalent to that of domestic sales. Because many international orders require partial advance deposits, with the balance often secured by irrevocable letters of credit from banks in the foreign country, the Registrant believes that most of the credit risks commonly associated with doing business in international markets are minimized. The Registrant avoids currency exchange risk by transacting substantially all international sales in United States dollars.

Backlog

      LS had an order backlog of approximately $2.8 million at December 31, 2003, compared to $3.9 million at December 31, 2002. Backlog declined due to the lack of orders from television and tableware manufactures. All of LS’s $2.8 million backlog as of December 31, 2003 is scheduled to be delivered in 2004. LS includes as backlog only those orders which are subject to written contract or written purchase orders.

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

Customers

      Although one customer accounted for 27% of Lynch Systems 2003 revenue, and three customers accounted for 66% of 2003 sales, its pool of potential customers is diverse and LS does not believe it is dependent upon a single customer.

Raw Materials

      Raw materials are generally available to LS in adequate supply from a number of suppliers.

Research and Development

      Research and development expense was $180,000 in 2003, $220,000 in 2002 and $146,000 in 2001. 2003 R&D expense was for television related activities while prior year R&D was mainly for stemware.

Intellectual Property

      Lynch Systems owns patents and proprietary know-how which are important to its business and the maintenance of its competitive position. Its most important patent is for a rotary glass-molding press with cushioned trunnion mounted hydraulic drive, expiring October, 2012. Lynch System’s investment in Lynch-AMAV, discussed above, has given Lynch Systems access to important proprietary know-how and technology that has enabled Lynch Systems to expand its product offerings and customer base.

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

      M-tron intends to increase its investment in technical resources, including design and engineering personnel to enable it to provide a higher level of design and engineering support to its customers and potential customers. It believes that technical participation with its original equipment manufacturers customers in the early stages of their design process will lead to M-tron’s frequency control devices being designed into their products more regularly.

      M-tron has a long-standing relationship with offshore contract manufacturers who have added capacity on its behalf. M-tron’s near term objective is to reduce the time it takes to manufacture its products, which will result in better service to its customers.

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

Products

      M-tron’s products are high quality, reliable, technically advanced frequency control devices, including packaged quartz crystals and oscillators incorporating those crystals. The October 2002 acquisition of “Champion” provided M-tron an entry to the timing modules market.

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

      Currently, M-tron’s oscillator products operate at frequencies ranging from 2 kilohertz to over 2.5 gigahertz that constitutes most of the oscillator frequencies that are now used in communications equipment. However, many of its products, through amplification or other means, are ultimately incorporated into those products that operate at higher frequencies.

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

      M-tron’s timing module, an electronic subsystem, is a pre-assembled circuit that integrates several different functions into a small single self-contained module for control of timing in a circuit. Today, timing modules are frequently used for the synchronization of timing signals in digital circuits, particularly in wireless and optical carrier network systems.

Research and Development

      At December 31, 2003, M-tron employed 7 engineers and technicians in South Dakota who devoted most of their time to research and development. Its research and development expense was approximately $565,000 in 2003, $724,000 in 2002, and $1,348,000 in 2001. M-tron expects to increase its spending on research and development by up to 15% during 2004.

Customers

      M-tron markets and sells its frequency control devices primarily to:

•	original equipment manufacturers of communications and networking equipment;

•	contract manufacturers for original equipment manufacturers; and

•	distributors who sell to original equipment manufacturers and contract manufacturers.

      In 2003, a Distributor accounted for approximately 13% of M-tron’s net sales, compared to less than 8% in 2002. No other customer accounted for more than 7% of its 2003 revenues. Sales to its ten largest customers accounted for approximately 44% of net sales in 2003, compared to approximately 60% of net sales for 2002 and 2001.

International Sales

      M-tron’s revenues from international sales were $7.9 million, $5.8 million, and $10.8 million for 2003, 2002 and 2001, representing approximately 52%, 51%, and 50% of its net sales for 2003, 2002 and 2001, respectively. In 2003, these revenues included approximately 12% from customers in Canada, 24% from customers in Asia, 9% from customers in Western Europe and 5% from customers in Mexico. M-tron has increased its international sales efforts by adding distributors and manufacturers’ representatives in Western Europe and Asia. As anticipated, the Champion products acquisition improved the Company’s market position in Western Europe by doubling year over year sales. See Note 2 — “Acquisitions” to the Registrant’s Consolidated Financial Statements. The Registrant avoids currency exchange risk by transacting substantially all international sales in United States dollars.

Backlog

      M-tron had backlog orders of approximately $2.8 million at December 31, 2003, compared to $2.3 million at December 31, 2002. The $0.5 million improvement is mainly the result of purchased oscillator bookings stemming from M-tron’s becoming more price competitive by moving the production of components requiring less engineering content to lower cost offshore contractors. M-tron includes as backlog those orders which are subject to specific production release orders under written contracts, verbal and written orders from distributors with which it has had long-standing relationships, as well as written purchase orders from sales representatives. Its customers may cancel or defer orders without significant penalty.

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

Manufacturing

      M-tron has one manufacturing facility in Yankton, South Dakota, and has established long-term relationships with two contract manufacturers in Asia, with one contract manufacturer currently enjoying all of M-tron’s business. M-tron maintains a rigorous quality control system and is an ISO 9001 qualified manufacturer. M-tron’s Hong Kong subsidiary (M-tron Industries, Limited) does not manufacture, but acts as a buying agent and sales representative for its parent company.

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

Intellectual Property

      M-tron has no patents, trademarks or licenses that are considered to be important to M-tron’s business or operations. Rather, M-tron believes that its technological position depends primarily on the technical competence and creative ability of its engineering and technical staff in areas of product design and manufacturing processes as well as proprietary know-how and information.

Employees

      As of December 31, 2002, M-tron employed 136 people, including 6 in its Hong Kong subsidiary. None of its employees is represented by a labor union and it considers its employee relations to be good.

C.     Spinnaker Industries, Inc. (“Spinnaker”)

      Until September 23, 2002, Lynch (through its subsidiary LS) owned 1,829,063 shares of the Class A Common Stock and 1,237,203 shares of the Common Stock of Spinnaker Industries, Inc. (“Spinnaker”), representing 41.8% and 49.5% of the equity and voting power of Spinnaker, respectively. On September 23, 2002, the Company sold its remaining interest in Spinnaker to an independent, international brokerage firm in New York City. The transfer was made for nominal consideration because Lynch determined that the Spinnaker shares had no value as a result of Spinnaker’s ongoing reorganization under Chapter 11 of the Bankruptcy Code. As a result of this transfer, Lynch recorded a $19,420,000 non-cash gain and consequently an increase in shareholders’ equity of $19,420,000 in the third quarter of 2002. This action increased Lynch’s total shareholders’ equity to approximately $11,644,000 at September 30, 2002 from a deficit of $7,615,000 on June 30, 2002.

Deconsolidation

      Prior to September 30, 2001, Lynch owned 48% and 60%, respectively, of the equity and voting power of Spinnaker. As such, under accounting principles generally accepted in the United States, Lynch consolidated the results of Spinnaker and was required to record all of the losses of Spinnaker, since the non-Lynch interests were not required to absorb their shares of losses (52%) after their investment was fully absorbed by losses. On September 26, 2001, Lynch caused LS to make a charitable disposition of 430,000 shares of Spinnaker’s Class A Common Stock. As a result of that transaction: (a) Lynch’s equity interest and voting power in Spinnaker were reduced to 41.8% and 49.5%, respectively, (b) Lynch deconsolidated Spinnaker for financial reporting purposes, effective September 30, 2001, (c) Lynch recorded a non-cash gain of $27,406,000 on September 30, 2001, (d) from September 30, 2001 until September 23, 2002, Lynch accounted for its ownership of Spinnaker using the equity method of accounting and (e) Lynch did not record any additional losses from Spinnaker, as Lynch had no obligation to further fund such losses.

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

      In 2003, the largest single customer accounted for 12% of consolidated sales, while the next largest customer represented 10% of revenue. In 2002, a single customer, who represented 42% of Lynch Systems sales, accounted for 24% of consolidated net sales, while the next largest customer represented less than 8% of consolidated revenue. There were no customers in 2001 that represent 10% or more of consolidated revenues. The Registrant does not believe that it is dependent on any single customer.

      Additional information with respect to each of the Registrant’s lines of business is included in Note 15 “Segment Information” to the Registrant’s Consolidated Financial Statements included as Item 15(a) below.

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

Name	Offices and Positions Held	Age

Ralph R. Papitto	Chairman and Chief Executive Officer (since August 2001) of the Corporation; Chief Executive Officer of Avtek Inc., since 2002, a private holding company controlled by Mr. Papitto; Chairman and Chief Executive Officer of AFC Cable Systems, Inc., a NASDAQ listed manufacturer and supplier of electrical distribution products (1990-1999); Founder, Chairman and Chief Executive Officer of Nortek, Inc., a NYSE listed manufacturer of construction products (1967-1990); Chairman of the Board of Trustees of Roger Williams University; Former Director of Lynch Interactive Corporation and Spinnaker Industries, Inc.	77
Mario J. Gabelli	Chairman (1986 to August 2001) and Chief Executive Officer (1986 to January 2000; and April 2001 to August 2001) and Vice Chairman (since August 2001) of Lynch; Chairman, Chief Executive Officer and a Director of Lynch Interactive Corporation (since September 1999); Chairman and Chief Executive Officer of Gabelli Group Capital Partners (since 1980), a private Corporation which makes investments for its own account; Chairman and Chief Executive Officer of Gabelli Asset Management Inc. (since 1999), a NYSE listed holding corporation for subsidiaries engaged in various aspects of the securities business; Director/Trustee and/or President of all registered investment companies managed by Gabelli Funds, LLC (since 1986); Governor of the American Stock Exchange; Overseer of Columbia University Graduate School of Business; Trustee of Fairfield University, Roger Williams University, Winston Churchill Foundation and E.L. Wigend Foundation; Director of The National Italian American Foundation and The American-Italian Cancer Foundation; Chairman, Patron’s Committee of Immaculate Conception School; and former trustee of Fordham Preparatory School.	61
Richard E. McGrail	President and Chief Operating Officer (since October 2001) of Lynch; President of Avtek Inc., since 2001, a private holding company controlled by Ralph R. Papitto; Division President of AFC Cable Systems, Inc., a NASDAQ listed manufacturer and supplier of electrical distribution products (1993 to 2001); Prior general and marketing management experience with Digital Equipment Corporation (DEC).	49
Raymond H. Keller	Chief Financial Officer, Vice President and Secretary (since October 2001) of Lynch; Chief Financial Officer of Avtek Inc., since 2000, a private holding company controlled by Ralph R. Papitto; Director and Chief Financial Officer of AFC Cable Systems, Inc., a NASDAQ listed manufacturer and supplier of electrical distribution products (1989 to 2000); Trustee of Roger Williams University; Prior financial management experience with Microdot, Inc.	66

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

      M-tron’s operations are housed in two separate facilities in Yankton, South Dakota. These facilities contain approximately 51,000 square feet in the aggregate. The manufacturing facility that is owned by M-tron contains approximately 35,000 square feet, is situated on approximately 15 acres of land and is subject to security deeds relating to loans. The other facility is leased and contains approximately 16,000 square feet. The lease expires on September 30, 2006, with no options to extend the lease.

      M-tron’s Hong Kong office contains approximately 1,500 square feet; the lease expires October 5, 2005 and does not include renewal options.

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

      On March 8, 2004, Lynch filed a Motion for Summary Judgment on the issue of an exemption under the Maine Severance Pay Act based upon the nexus between the plant closure in Westbrook, Maine and the Spinnaker Defendants’ bankruptcy filing. PACE concurrently filed a Motion for Summary Judgment on Count II of the Complaint on March 8, 2004.

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

      Lynch Corporation, Lynch Interactive Corporation (“Interactive”), and several other parties have been named as defendants in a lawsuit brought under the so-called “qui tam” provisions of the federal False Claims Act in the United States District Court for the District of Columbia. The complaint was filed under seal with the court on February 14, 2001, and the seal was lifted on January 11, 2002. The Company was formally served with the complaint on July 9, 2002. The main allegation in the case is that the defendants participated in the creation of “sham” bidding entities that allegedly defrauded the federal Treasury by improperly participating in Federal Communications Commission spectrum auctions restricted to small businesses, as well as obtaining bidding credits in other spectrum auctions allocated to “small” and “very small” businesses. The lawsuit seeks to recover an unspecified amount of damages, which would be subject to mandatory trebling under the statute. On September 19, 2002, Interactive, on behalf of itself and Lynch, filed two Motions with the court: a Motion to Transfer the Action to the Southern District of New York and a Motion to Dismiss the Lawsuit. The relator filed an opposition reply to Interactive’s Motion to Dismiss and, on December 5, 2002, Interactive filed a Reply in Support of Its Motion to Dismiss. On September 30, 2003, the Court granted Interactive’s Motion to Transfer the Action to the Southern District of New York. A Court mandated scheduling conference was held on February 10, 2004, following which the Court issued a scheduling order setting forth a timetable for the discovery process.

      The U.S. Department of Justice has notified the court that is has declined to intervene in the case. The defendants strongly believe that the lawsuit is completely without merit and intend to defend the suit vigorously. Furthermore, under the separation agreement between the Company and Interactive pursuant to which Interactive was spun-off to the Company’s shareholders on September 1, 1999, Interactive would be obligated to indemnify the Company for any losses or damaged incurred by the Company as a result of this lawsuit; and Interactive has, in fact, agreed in writing to defend the case on Lynch’s behalf and to indemnify Lynch for any losses it may incur as a result of the lawsuit. Interactive has retained legal counsel to defend the claim on behalf of Lynch and Interactive at the expense of Interactive. Nevertheless, the Company cannot predict the ultimate outcome of the litigation nor can the Company predict the effect that the lawsuit or its outcome will have on the Company’s business or plan of operation.

Item 4.	Submission of Matters to a Vote of Security Holders

      Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

      The Common Stock of Lynch Corporation is traded on the American Stock Exchange under the symbol “LGL.” The market price highs and lows in consolidated trading of the Common Stock during the two years ended December 31, 2003 and 2002 are as follows:

	Three Months Ended

2003	March 31	June 30	September 30	December 31

High	9.05	13.00	12.35	11.38
Low	7.71	6.30	8.24	9.10

2002	March 31	June 30	September 30	December 31

High	21.50	17.25	12.51	9.50
Low	14.75	12.25	9.60	5.60

      At March 12, 2004, the Company had 806 shareholders of record.

Dividend Policy

      The Board of Directors has adopted a policy of not paying cash dividends, a policy which is reviewed annually. This policy takes into account the long term growth objectives of the Company, especially its acquisition program, shareholders’ desire for capital appreciation of their holdings and the current tax law disincentives for corporate dividend distributions. Accordingly, no cash dividends have been paid since January 30, 1989 and none are expected to be paid in 2004. Substantially all of the subsidiaries’ assets are restricted under the companies’ current credit agreements and limit the companies’ ability to pay dividends.

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

      The following table sets forth the Equity Compensation Plan information required by Item 201(d) of Regulation S-K at the end of fiscal 2003:

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

LYNCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED SELECTED FINANCIAL DATA

(Adjusted to Reflect Discontinued Operations and Spin Off of Lynch Interactive Corporation)
(In thousands, except per share amounts)

      The following selected financial data is qualified by reference to, and should be read in conjunction with, the financial statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report.

	Year Ended December 31(a)

	2003*	2002*	2001*	2000	1999

Revenues	$27,969	$26,386	$141,073	$219,196	$194,222
Operating profit (loss)(b)	(832)	16,168	(19,240)	2,352	1,043
Net financial activities (loss)	252	(80)	(7,357)	(12,751)	(9,528)
Gain (loss) on sale of subsidiary stock and other operating assets	35	(92)	—	—	—
Gain on release of customer related contingency	728	—	—	—	—

Income (loss) from continuing operations before income taxes, minority interests and discontinued operations:	183	15,996	(26,597)	(10,399)	(8,485)
(Provision) benefit for income taxes	(73)	1,967	(358)	181	2,189
Minority interests	—	—	4,017	6,780	2,347

Income (loss) from continuing operations before discontinued operations:	110	17,963	(22,938)	(3,438)	(3,949)
Operations of Lynch Interactive Corporation(e)	—	—	—	—	(7,493)
Discontinued operations(c)	—	—	—	—	(572)
Gain on sale of Spinnaker’s industrial tape segment(c)	—	—	—	—	10,431

Net income (loss)	$110	$17,963	$(22,938)	$(3,438)	$(1,583)

Per Common Share:(d)
Income (loss) from continuing operations before discontinued operations:
Basic	$0.07	$11.99	$(15.24)	$(2.31)	$(2.79)
Diluted	0.07	11.99	(15.24)	(2.31)	(2.79)
Net income (loss):
Basic	0.07	11.99	(15.24)	(2.31)	(1.12)
Diluted	0.07	11.99	(15.24)	(2.31)	(1.12)
Cash, securities and short-term Investments(f)	$6,292	$6,847	$4,247	$10,543	$13,106
Restricted cash(f)(g)	1,125	1,125	4,703	6,500	56,026
Total assets (net of discontinued Operations)(c)(e)(f)	23,019	23,430	31,615	162,820	211,192
Long-term debt, exclusive of current portion(f)	833	1,089	1,678	61,350	116,765
Shareholders’ equity (deficiency)(e)(f)	11,033	10,934	(7,451)	15,432	15,991

Notes:

*	Effective September 30, 2001, the Company’s ownership and voting interest of Spinnaker Industries, Inc. was reduced to 41.8% and 49.5% respectively, due to the disposition of shares of Spinnaker. As a result, effective September 30, 2001, the Company relinquished control of Spinnaker and has deconsolidated Spinnaker. On September 23, 2002, the Company disposed of its remaining interest in Spinnaker. See Note 1 to the Consolidated Financial Statements — “Basis of Presentation”.

(a)	The data presented herein reflect the spin off of Lynch Interactive Corporation (Interactive) from the Company and the sale by Spinnaker Industries, Inc. (Spinnaker), of its industrial tape units, all of which transactions occurred in the third quarter of 1999. Accordingly, the operating results of both Interactive and the industrial tape segment have been segregated from continuing operations of the Company and are reported as separate line items. The data presented also includes results of the business acquired from S.D. Warren (name changed Spinnaker Coating-Maine, Inc.) from March 17, 1998, the date of its acquisition and Champion Technologies, Inc. from October 18, 2002, the date of its acquisition.

(b)	Operating profit (loss) is revenues less operating expenses, which excludes investment income, interest expense, extraordinary items, minority interests and taxes. Included are asset impairment and restructuring charges and the gain on deconsolidation (see Note g).

(c)	Discontinued operations of the industrial tape segment of Spinnaker Corporation.

(d)	Based on weighted average number of common shares outstanding.

(e)	No cash dividends have been declared over the period. In 1999 for each share of Lynch Common Stock, shareholders received one share of Lynch Interactive Corporation in a Spin Off of the multimedia and transportation business (See Note 4 to Financial Statements — “Discontinued Operations”.

(f)	2003, 2002 and 2001 exclude Spinnaker Industries as a result of the September 30, 2001 deconsolidation of Spinnaker resulting from the Company’s disposition of shares of Spinnaker that reduced its ownership and voting interest of Spinnaker Industries, Inc. to 41.8% and 49.5% respectively, and the Company’s subsequent disposition of its remaining interest in Spinnaker on September 23, 2002.

(g)	See discussion of Restricted Cash and Notes Payable and Long-Term Debt in Note 6 to the Consolidated Financial Statements.

(h)	For three-year trend data of revenues and operating profit (loss) by segment, see Note 15 to the Consolidated Financial Statements — “Segment Information”.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Inventory Valuation

      Inventories are stated at the lower of cost or market value. Inventories valued using the last-in, first-out (LIFO) method comprised approximately 73% and 63% of consolidated inventories at December 31, 2003 and 2002, respectively. The balance of inventories at December 31, 2003 and 2002 are valued using the first-in-first-out (FIFO) method. If actual market conditions are more or less favorable than those projected by management, adjustments may be required.

Revenue Recognition and Accounting for Long-Term Contracts

      Revenues, with the exception of certain long-term contracts discussed below, are recognized upon shipment when title passes. Shipping costs are included in manufacturing cost of sales.

      Lynch Systems, a 100% owned subsidiary of the Company, is engaged in the manufacture and marketing of glass-forming machines and specialized manufacturing machines. Certain sales contracts require an advance payment (usually 30% of the contract price), which is accounted for as a customer advance. The contractual sales prices are paid either (i) as the manufacturing process reaches specified levels of completion or (ii) based on the shipment date. Guarantees by letter of credit from a qualifying financial institution are required for most sales contracts. Because of the specialized nature of these machines and the period of time needed to complete production and shipping, Lynch Systems accounts for these contracts using the percentage-of-completion accounting method as costs are incurred compared to total estimated project costs (cost to cost basis). At December 31, 2003 and 2002, unbilled accounts receivable (included in accounts receivable) were $2.4 million and $0.7 million, respectively.

      The percentage of completion method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and milestones set in the contract. Financial management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, financial management is updated on the budgeted costs and required resources to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. In the past, we have occasionally been required to commit unanticipated additional resources to complete projects, which have resulted in lower than anticipated profitability or losses on those contracts. We may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

Warranty Expense

      Lynch Systems provides a full warranty to worldwide customers who acquire machines. The warranty covers both parts and labor and normally covers a period of one year or thirteen months. Based upon experience, the warranty accrual is based upon three to five percent of the selling price of the machine. The Company periodically assesses the adequacy of the reserve and adjusts the amounts as necessary.

Balance, beginning of the period	$1,595
Warranties issued during the period	426
Settlements made during the period	(1,383)
Changes in liabilities for pre-existing warranties during the period, including expirations	(53)

Balance, end of the period	$585

Income Taxes

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recorded for deferred tax assets whose realization is not likely. As of December 31, 2003 and December 31, 2002, a valuation allowance of $1,034,000 and $967,000, respectively, was recorded.

      The carrying value of the Company’s net deferred tax asset at December 31, 2003 of $57,000 is equal to the amount of the Company’s carry-forward alternative minimum tax (“AMT”) at that date.

Earnings Per Share and Stock Based Compensation

      The Company’s basic and diluted earnings per share are equivalent, as the Company has no dilutive securities.

      At December 31, 2003, the Company has a stock-based employee compensation plan which is described in Note 9 to the Consolidated Financial Statements — “Stock Options Plans”. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company provides pro forma disclosures of the compensation expense determined under the fair value provisions of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation.” See Notes 1 and 9 to the Consolidated Financial Statements.

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

      The Company presently guarantees (unsecured) the SunTrust Bank loans of its subsidiary, Lynch Systems, and has guaranteed a Letter of Credit issued to the First National Bank of Omaha on behalf of its subsidiary, M-tron Industries, Inc. (see Note 6 to the Consolidated Financial Statements — “Notes Payable to Banks and Long-term Debt”). These guarantees are subject to FIN 45’s disclosure requirement only. As of December 31, 2003, there were no obligations to the SunTrust Bank. As of December 31, 2003, the $1,000,000 Letter of Credit issued by Fleet Bank to The First National Bank of Omaha was secured by a

$1,125,000 deposit in a Fleet Bank Treasury Fixed Income Fund. (See “Restricted Cash” included in Note 1 to the Consolidated Financial Statements.)

      There are no other financial, performance, indirect guarantees or indemnification agreements.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46, as revised, are required to be applied for periods ending after December 15, 2003 for interests in structures that are commonly referred to as special-purpose entities while the application of this Interpretation for all other types of variable interest entities is required for periods ending after March 15, 2004. The Company does not have any interests in variable interest entities.

Results of Operations

Year 2003 Compared to 2002

Net Sales

      Consolidated revenues for the year ended December 31, 2003 of $28.0 million, represented an improvement of $1.6 million, or 6.1%, over Fiscal Year 2002. This improvement was attributable to Lynch’s M-tron unit, whose additional revenue more than offset declines at Lynch Systems.

      Lynch Systems’ revenues declined by $2.2 million, or 14.7%, to $12.8 million due to low order in-flow. In spite of an improving general economy, producers of television and computer-monitor screens and other devices that incorporate electronic display ordered few glass press machines. Sales of glass press machines and their related spare parts of $11.9 million were $1.5 million less than 2002.

      Although Lynch Systems 2003 orders of $12.7 million exceeded 2002 by $6.9 million, Lynch Systems’ backlog declined by $1.1 million from December 31, 2002 to $2.8 million at December 31, 2003 due to the low opening backlog caused by low order-input in the last half of 2002.

      M-tron’s served market, the infrastructure segment of the telecommunications industry, has improved in relation to the downward correction in 2001 and 2002 of worldwide overcapacity caused by the internet bubble. Revenues at M-tron increased by $3.8 million, or 33.3%, to $15.2 million for fiscal 2003 due partly to the acquisition on October 18, 2002, of certain assets of an industry competitor, Champion Technologies, Inc. (“Champion”).

      M-tron has successfully completed the integration of Champion’s manufacturing lines, incorporating the products of this acquisition with M-tron’s pre-existing products. As a result of this investment in M-tron’s production capacity and the expanded product line, M-tron has signed preferred-supplier agreements with two of the leading, worldwide manufacturers of telecommunications systems, and strengthened its relationship with a third customer. M-tron’s December 31, 2003 backlog improved by $0.5 million to $2.8 million from the prior year-end backlog of $2.3 million, and improved by $1.4 million compared to the backlog at December 31, 2001, partly due to the Champion acquisition in October 2002.

Operating Profit

      Consolidated operating loss was $0.8 million in 2003, compared to an operating profit of $16.2 million in 2002. Fiscal 2002 operating profit includes a $19.4 million non-recurring gain on deconsolidation of Spinnaker. (See Note 1 to the Consolidated Financial Statements — “Basis of Presentation”). Excluding the $19.4 million non-recurring gain in 2002, the 2003 operating loss of $0.8 million represented an improvement of $2.4 million on $1.6 million additional revenue.

      M-tron’s operating loss of $0.2 million was $2.4 million less than the $2.6 million loss in 2002 due mainly to $2.2 million additional gross profit caused mainly by $3.8 million additional revenue and manufacturing efficiencies.

      Lynch Systems 2003 operating profit of $0.8 million was less than 2002 by $0.1 million due to $2.2 million, or 15%, less revenue that resulted in $1.5 million less gross profit. To help offset the 26% decline in gross profit, selling and administrative expenses were reduced by $1.4 million.

Other Income/ Expense

      Investment income of $534,000 at December 31, 2003 represented an increase of $413,000 from the previous year, of which $483,000 was attributable to realized gains on the sale of marketable securities. Less cash invested in money market funds and low interest rates on invested funds were factors in reducing investment income by $70,000 in relation to 2002.

      Interest expense of $282,000 was $81,000 more than the prior year, primarily due to Letter of Credit fees of $39,000; margin account interest of $9,000; borrowings to finance the “Champion” acquisition of $18,000 and higher average borrowing to fund losses.

      2003 other income of $763,000 was comprised of (a) $728,000 realized upon the expiration of a credit memo that was originally the consequence of a $2.4 million custom glass press order cancellation in 1998; (b) $14,000 for insurance related matters; (c) $13,000 for currency gains; (d) fee income of $5,000 for collecting accounts receivable on behalf of Champion’s bank; and (e) other miscellaneous matters.

      2002 other expense of $92,000 was mainly the result of a $108,000 loss on disposing certain fixed assets at Lynch Systems that was partly offset by gains of $13,000 related to the Champion purchase transaction.

      Income tax benefit (expense) includes federal, state, local and foreign taxes. The Company has a $2,735,000 net operating loss (“NOL”) carry forward as of 12/31/03. This NOL expires in 2024 if not utilized prior to that date. There was no state income tax provision in 2003 due to deductions applicable to the Company’s Georgia business. There was no federal tax benefit as a result of 2003 net operating losses because the Company utilized its applicable carry-back (“NOL”) in 2003 and there is uncertainty regarding the utilization of the NOL carry-forward. The $73,000 tax expense recorded in 2003 represents the applicable tax at the Hong Kong tax rate on M-tron’s foreign subsidiaries’ earnings.

      Because the 2002 gain on deconsolidation in the amount of $19.4 million is non-taxable, the Company incurred a taxable loss of $3.4 million in 2002. As a result, the Company recorded a tax benefit of $2.0 million, which includes a $0.9 million tax benefit as a result of a capital loss carry-back on the Company’s investment in Spinnaker Industries disposed of in 2002. In spite of a net loss for the year 2001, there was a $358,000 tax expense as Spinnaker’s loss did not provide any tax benefits to Lynch.

      Net income for the year ended December 31, 2003 was $110,000, or $0.07 per share compared to net income of $18.0 million in 2002, or $11.99 per share. Net income for 2003 included non-recurring gains ($452,000 realized on settlement of customer contingency, and $319,000 gain on sale of marketable securities) totaling $771,000. Net income for 2002 of $18.0 million was due primarily to the $19.4 million gain on the final deconsolidation of Spinnaker Industries and related tax benefit of $0.9 million.

      Total backlog of manufactured products at December 31, 2003 was $5.6 million, which represents a decrease of $0.6 million from the comparable backlog of $6.2 million at December 31, 2002. The backlog at Lynch Systems declined from $3.9 million to $2.8 million due to the continuation of weak demand from the CRT and tableware industries. Meanwhile, the backlog at M-tron increased to $2.8 million from $2.3 million due to M-tron’s becoming more competitive by moving more production of high volume oscillators to lower cost offshore contract manufacturers.

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

      Lynch Systems’ revenues declined by $11.1 million, or 42.5%, to $15.0 million due to low order in-flow. In spite of a substantial increase in quotations, producers of television and computer-monitor screens and other devices that incorporate electronic display did not order glass press machines. Sales of glass press machines and their related spare parts of $13.4 million were $7.3 million less than 2001. In addition, tableware machine sales of $0.7 million were $2.4 million less than last year, reflecting worldwide weaknesses in the glass industry. The remaining reduction of $1.4 million was related to various businesses and due to general weakness in the economy.

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

      Lynch Systems 2002 operating profit of $0.9 million was less than 2001 by $3.8 million due to $11.1 million, or 42%, less revenue including the loss of higher margin repair parts business. To help offset the 42% decline in revenue, headcount at Lynch Systems was reduced to 70 at December 31, 2002 from 100 at December 31, 2001.

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

      Income tax benefit (expense) includes federal, state and local taxes. Because the 2002 gain on deconsolidation in the amount of $19.4 million is non-taxable, the Company incurred a taxable loss of $3.4 million. As a result, the Company recorded a tax benefit of $2.0 million that includes a $0.9 million tax benefit as a result of a capital loss carry-back on the Company’s investment in Spinnaker Industries disposed of in 2002. In spite of a net loss for the year 2001, there was a $358,000 tax expense as Spinnaker’s loss did not provide any tax benefits to Lynch.

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

      The net loss for the year ended December 31, 2001 of $22.9 million was due primarily to Spinnaker’s 9-month loss of $54.5 million that was partly offset by the $27.4 million that gain on deconsolidation. See Note 1 to the Consolidated Financial Statements — “Basis of Presentation”.

      Total backlog of manufactured products at December 31, 2002 was $6.2 million, which represents a decrease of $7.2 million from the comparable backlog of $13.4 million at December 31, 2001. Not included in this backlog is $1.3 million and $1.5 million at December 31, 2002 and 2001 respectively, representing a payment from a customer for a glass press order at Lynch Systems, which was subsequently cancelled. The customer can use this amount for future orders and, if not utilized, will be forfeited to Lynch Systems in 2003. The backlog at Lynch Systems declined sharply from $12.0 million to $3.9 million due to depressed demand from the CRT and tableware industries. (See Note 17 to the Consolidated Financial Statements — “Subsequent Events”.) Meanwhile, the backlog at M-tron increased to $2.3 million from $1.4 million due to the acquisition of Champion Technologies, Inc. in October 2002.

Liquidity and Capital Resources

      The Company’s total cash, cash equivalents and investments in marketable securities at December 31, 2003, total $7.4 million (including $1.1 million of restricted cash). In addition, the Company had a $2.4 million borrowing capacity under LS’s and M-tron’s revolving line of credit. Therefore, gross cash and securities and availability under the LS and M-tron loans total $9.8 million and exceed the combined outstanding debt and margin liability on marketable securities of $4.8 million by $5.0 million.

      At December 31, 2003, the Company had current assets of $18.6 million and current liabilities of $11.2 million. Working capital was therefore $7.4 million as compared to $8.0 million at December 31, 2002. The ratio of current assets to current liabilities was 1.66 to 1.00 at December 31, 2003, unfavorable when compared to 1.79 to 1.00 ratio at December 31, 2002, by 0.13 to 1.00.

      An obligation to First National Bank of Omaha that matures September 30, 2004 is now included in its entirety in current liabilities. This $676,000 reclassification from long-term debt accounts for 0.10 to 1.00 of the 0.13 to 1.00 year-over-year unfavorable variance in the ratio of current assets to current liabilities. The Company expects to renew the expiring loan at terms that will allow it to classify the majority of the debt as a long-term obligation.

      Cash used in operating activities was approximately $0.5 million in 2003, compared to cash provided of approximately $3.6 million in 2002. The year over year unfavorable change in operating cash flow of $4.1 million was mainly the result of $0.9 million additional income being more than offset by $4.7 million of restricted cash that was “released” for use in operations in 2002.

      Capital expenditures, on a comparable basis, were $141,000 in 2003 and $223,000 in 2002. The Company anticipates that it will have sufficient cash flow from operations and borrowing availability under various credit facilities at the subsidiaries to fund 2004 capital expenditures that could approximate $0.7 million.

      At December 31, 2003, total debt of $3.8 million was $0.3 million less than total debt at December 31, 2002 of $4.1 million. Debt outstanding at December 31, 2003 included $1.0 million of fixed rate debt at an 4.0% interest rate, and $2.8 million of variable rate debt (year-end 2003 average rate of 4.6%).

      On May 30, 2003, Lynch Systems renewed its loan agreement with its bank for a $7 million line of credit to be used for the issuance of standby letters of credit and/ or up to $2 million revolving credit. This line of credit is secured by accounts receivable and inventories. Amounts available under this line of credit will be used to fund letters of credit securing customer advances, certain warranty coverages and working capital. This loan includes an unsecured parent company guarantee. At December 31, 2003, there were outstanding Letters of Credit of $1.3 million and no borrowings under the working capital line. There were no parent company obligations to SunTrust Bank as of December 31, 2003. This $7 million line of credit with SunTrust Bank has a May 29, 2004 maturity date. The Company expects to renew this credit in its present form.

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

(b) The bank reduces the minimum net worth and subordinated debt limit from $3.1 million to $2.9 million. In return, the Company has committed to fund any shortfall with an equity or subordinated debt cash infusion within 45 days of the quarter end. Since M-tron’s subordinated debt and equity total $3,020,000 at December 31, 2003, no additional cash infusion is currently required.

      The Company has guaranteed a Letter of Credit issued to the First National Bank of Omaha on behalf of its subsidiary, M-tron Industries, Inc. As of December 31, 2003, the $1,000,000 Letter of Credit issued by Fleet Bank to The First National Bank of Omaha was secured by a $1,125,000 deposit in a Fleet Bank Treasury Fixed Income Fund. The Company’s outstanding Letter of Credit in the amount of $1.0 million for the benefit of the bank can be reduced to $500,000 when M-tron is profitable for 5 of 6 consecutive months and the cumulative after tax profit equals or exceeds $500,000. The remaining $500,000 Letter of Credit will be released when the earning parameters are met for a second time. These thresholds were not met in 2003 and there is no assurance they will be met in 2004.

      Funding for the Champion transaction was provided by the South Dakota Board of Economic Development, Yankton Area Progressive Growth, Inc. and the Areawide Business Council in the amount of $296,000, $250,000, and $100,000 respectively. These loans, which total $646,000, are secured by M-tron’s real estate and have maturity dates of December 19, 2007; April 21, 2005; and November 10, 2007 respectively. $525,000 is outstanding on these three loans as of December 31, 2003. Principal payments under three loans will total $120,000 in 2004. The average interest rate in 2004 for these fixed rate loans will be 2.58%. (See Note 6 to the Consolidated Financial Statements — “Notes Payable to Bank and Long-term Debt”).

      There are no other financial, performance, indirect guarantees or indemnification agreements.

      Restrictions on dividends under the M-tron loan with the First National Bank of Omaha disallow distributions to the parent company without consent of the bank. Lynch Systems, under its loan with SunTrust Bank, may pay a cash dividend to the parent company equal to 50% of LS’s net income for the prior fiscal year, subject to the minimum net worth covenant in the loan agreement. In addition, LS may pay an annual management fee to the parent company in an amount not to exceed $250,000, and LS may reimburse the parent company for expenses and taxes paid by the parent on its behalf. Under the M-tron loan agreement, advances to the parent company are disallowed without the prior written consent of the lending bank.

      The Company does not at present have credit facilities at the parent company level. The Company believes that existing cash and cash equivalents, cash generated from operations and available borrowings under its subsidiaries lines of credit will be sufficient to meet its on-going working capital and capital expenditures requirements for the foreseeable future.

      At December 31, 2003, the Company’s total cash, cash equivalents and investments in marketable securities total $7.4 million (including $1.1 million of restricted cash). In addition, the Company had a $2.4 million borrowing capacity under LS’s and M-tron’s revolving line of credit. Therefore, gross cash and securities and availability under the LS and M-tron loans total $9.8 million and exceed the combined outstanding debt and margin liability on marketable securities of $4.8 million by $5.0 million.

      The Board of Directors has adopted a policy of not paying cash dividends, a policy which is reviewed annually. This policy takes into account the long-term growth objectives of the Company, especially in its acquisition program, shareholders’ desire for capital appreciation of their holdings and the current tax law disincentives for corporate dividend distributions. Accordingly, no cash dividends have been paid since January 30, 1989 and none are expected to be paid in 2004. (See Note 6 to the Consolidated Financial Statements — “Notes Payable to Banks and Long-term Debts” — for restrictions on the companies assets).

Off-Balance Sheet Arrangements

      Aside from the Company’s stand-by letter of credit, the Company does not have any off-balance sheet arrangements.

Aggregate Contractual Obligations

      Details of the Company’s contractual obligations for short-term debt, long-term debt, leases, purchases and other long term obligations are as follows (see Notes 6 and 14 to the Consolidated Financial Statements):

	Payments Due by Period — Including Interest

		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Short-term Debt	$2,007,000	$2,007,000	—	—	—
Long-term Debt Obligations	2,087,000	1,063,000	$702,000	$125,000	$197,000
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	630,000	274,000	356,000	—	—
Purchase Obligations	—	—	—	—	—
Other Long-term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

TOTAL	$4,724,000	$3,344,000	$1,058,000	$125,000	$197,000

Market Risk

      The Company is exposed to market risk relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amounts of interest earned on the Company’s cash equivalents and short-term investments (approximately $5.0 million at December 31, 2003). The Company generally finances the debt portion of the acquisition of long-term assets with fixed rate, long-term debt. The Company does not use derivative financial instruments for trading or speculative purposes. Management does not foresee any significant changes in the strategies used to manage interest rate risk in the near future, although the strategies may be reevaluated as market conditions dictate. There has been no significant change in market risk since December 31, 2003.

      Since the Company’s international sales are in U.S. Dollars, there is no monetary risk.

      At December 31, 2003, approximately $2.8 million of the Company’s debt bears interest at variable rates. Accordingly, the Company’s earnings and cash flows are slightly affected by changes in interest rates. Assuming the current level of borrowings for variable rate debt, and assuming a two percentage point increase in the 2003 average interest rate under these borrowings, it is estimated that the Company’s interest expense would change by less than $0.1 million. In the event of an adverse change in interest rates, management would take actions to further mitigate its exposure.

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

Item 8.	Financial Statements and Supplementary Data

      See Item 15(a).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

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

      The information required by this Item 10 is included under the caption “Executive Officers of the Registrant” in Item 1 hereof and included under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Registrant’s Proxy Statement for its Annual Meeting of Shareholders for 2004, which information is incorporated herein by reference.

      The Registrant’s audit committee chairman, Mr. Anthony R. Pustorino, is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K. Mr. Pustorino is “independent” as defined in the American Stock Exchange Listing Standards.

      The Registrant has adopted a code of ethics, within the meaning of Item 406(b) of Regulation S-K, which applies to its Chief Executive Officer and Chief Financial Officer, as well as the Company’s President, subsidiary Presidents, and subsidiary Financial Officers. In addition, Registrant has amended and restated its Business Conduct Policy which applies to all employees and which is filed herewith as Exhibit 99.1. Certain employees are required to certify their compliance and understanding with this policy on a regular basis.

Item 11.	Executive Compensation

      The information required by this Item 11 is included under the captions “Compensation of Directors,” “Executive Compensation,” “Executive Compensation and Benefits Committee Report on Executive Compensation” and “Performance Graph” in Registrant’s Proxy Statement for its Annual Meeting of Shareholders for 2004, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item 12 is included under the caption “Security Ownership of Certain Beneficial Owners and Management,” in the Registrant’s Proxy Statement for its Annual Meeting of Shareholders for 2004, which information is included herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item 13 is included under the caption “Executive Compensation”, and “Transactions with Certain Affiliated Persons” in the Registrant’s Proxy Statement for its Annual Meeting of Shareholders for 2004, which information is included herein by reference.

Item 14.	Principal Accountant Fees and Services

      The information required by this Item 14 is included under the caption “Fees Billed to the Company by Ernst and Young, LLP”, in the Registrant’s Proxy Statement for its Annual Meeting of Shareholders for 2004, which information is included herein by reference.

PART IV

Item 15.	Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this Form 10-K Annual Report:

(1) Financial Statements:

The Report of Independent Auditors and the following Consolidated Financial Statements of the Company are included herein:

Consolidated Balance Sheets at December 31, 2003 and 2002

Consolidated Statements of Operations — Years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Shareholders’ Equity — Years ended December 31, 2003, 2002, and 2001

Consolidated Statements of Cash Flows — Years ended December 31, 2003, 2002, and 2001

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules as of December 31, 2003 and 2002 and for the three years ended December 31, 2003:

Schedule I — Condensed Financial Information of Registrant

Schedule II — Valuation and Qualifying Accounts

      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and therefore have been omitted.

      See Page 2 above re Forward Looking Information.

(b)	Reports on Form 8-K: A report on Form 8-K was filed on November 11 2003 as a press release announcing Lynch’s results of operations for the third quarter period ending September 30, 2003.

(c)	The following Exhibits listed in the Exhibit Index are filed with this Form 10-K Annual Report:

10(hh) —	Mortgage dated October 21, 2002 by Mortgagor, M-tron Industries, Inc., to Mortgagee, Yankton Area Progressive Growth, Inc.

10(ii) —	Promissory Note between M-tron Industries, Inc. and Yankton Area Progressive Growth, Inc. dated October 21, 2002.

10(jj) —	Standard Loan Agreement by and between M-tron Industries, Inc. and Areawide Business Council, Inc. dated October 10, 2002 and Exhibits thereto.

10(kk) —	Loan Agreement by and between M-tron Industries, Inc. and South Dakota Board of Economic Development dated December 19, 2002.

10(ll) —	Promissory Note between M-tron Industries, Inc. and South Dakota Board of Economic Development dated December 19, 2002.

10(mm) —	Employment Agreement by and between M-tron Industries, Inc. and South Dakota Board of Economic Development dated December 19, 2002.

21 — Subsidiaries of the Registrant.

23 — Consent of Ernst & Young LLP.

24 — Powers of Attorney.

31 —	Certifications of Registrant’s principal executive and principal chief financial officers required by Exchange Act Rule 13a-14(a).

32 —	Section 1350 Certifications of Registrant’s principal executive and principal executive financial officers required by Exchange Act Rule 13a-14(b).

99.1 — Amended and Restated Business Conduct Policy.

      (d) Financial Statement Schedules:

          Financial Statement Schedules are listed in response to Item 15(a)(2)

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors

Lynch Corporation

      We have audited the accompanying consolidated balance sheets of Lynch Corporation and subsidiaries (“Lynch Corporation” or the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lynch Corporation and subsidiaries at December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statements schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP

Providence, Rhode Island

April 9, 2004

LYNCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2003	2002

	(In thousands, except share
	amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$3,981	$5,986
Restricted cash (Note 1)	1,125	1,125
Investments — Marketable Securities	2,311	861
Trade accounts receivable, less allowances of $91 and $91, respectively (Note 1)	5,797	3,524
Inventories	4,911	5,624
Recoverable income taxes	—	532
Deferred income taxes	57	207
Prepaid expense	456	324

Total Current Assets	18,638	18,183
Property, Plant and Equipment
Land	291	291
Buildings and improvements	4,198	4,198
Machinery and equipment	11,377	11,841

	15,866	16,330
Less: Accumulated depreciation	11,689	11,504

	4,177	4,826
Other assets	204	421

Total Assets	$23,019	$23,430

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable to banks	$1,976	$2,228
Trade accounts payable	2,054	927
Accrued warranty expense	585	1,595
Accrued compensation expense	1,219	921
Accrued income taxes	716	1,053
Accrued professional fees	273	327
Accrued commissions	429	214
Margin liability on marketable securities	1,033	251
Other accrued expenses	664	659
Customer advances	1,206	1,147
Current maturities of long-term debt	998	832

Total Current Liabilities	11,153	10,154
Long-term debt	833	1,089
Other long-term liabilities	—	1,253

Total Liabilities	11,986	12,496
Commitments and Contingencies (Note 14)
Shareholders’ Equity
Common stock, $0.01 par value — 10,000,000 shares authorized; 1,513,191 shares issued; 1,497,883 shares outstanding	15	15
Additional paid-in capital	15,645	15,645
(Accumulated deficit)	(4,460)	(4,570)
Accumulated other comprehensive Income	291	302
Treasury stock of 15,308 shares at cost	(458)	(458)

Total Shareholders’ Equity	11,033	10,934

Total Liabilities and Shareholders’ Equity	$23,019	$23,430

*	Effective September 30, 2001, the Company’s ownership and voting interest of Spinnaker Industries, Inc. was reduced to 41.8% and 49.5% respectively, due to the disposition of shares of Spinnaker. As a result, effective September 30, 2001, the Company relinquished control of Spinnaker and has deconsolidated Spinnaker. On September 23, 2002, the Company disposed of its remaining interest in Spinnaker. See Note 1 to the Consolidated Financial Statements — “Basis of Presentation”.

LYNCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2003	2002	2001

	(In thousands, except share and per-share
	amounts)
SALES AND REVENUES	$27,969	$26,386	$141,073
Costs and expenses:
Manufacturing cost of sales	20,319	19,437	130,290
Selling and administrative	8,482	10,201	19,157
Asset impairment and restructuring charges	—	—	38,272

	28,801	29,638	187,719
Gain on deconsolidation (Note 1)	—	19,420	27,406

OPERATING PROFIT (LOSS)	(832)	16,168	(19,240)
Other income (expense):
Investment income	534	121	384
Interest expense	(282)	(201)	(7,741)
Other income (expense)	763	(92)	—

	1,015	(172)	(7,357)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTERESTS	183	15,996	(26,597)
(Provision) Benefit for income taxes	(73)	1,967	(358)
Minority interests	—	—	4,017

NET INCOME (LOSS)	$110	$17,963	$(22,938)

Weighted average shares outstanding	1,497,900	1,497,900	1,505,300
BASIC AND DILUTED INCOME (LOSS) PER SHARE	$0.07	$11.99	$(15.24)

*	Effective September 30, 2001, the Company’s ownership and voting interest of Spinnaker Industries, Inc. was reduced to 41.8% and 49.5% respectively, due to the disposition of shares of Spinnaker. As a result, effective September 30, 2001, the Company relinquished control of Spinnaker and has deconsolidated Spinnaker. On September 23, 2002, the Company disposed of its remaining interest in Spinnaker. See Note 1 to the Consolidated Financial Statements — “Basis of Presentation”.

      See accompanying notes

LYNCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Years Ended December 31, 2003

	Shares of					Accumulated
	Common		Additional		Officer’s	Other
	Stock	Common	Paid-In	Retained	Note	Comprehensive	Treasury
	Outstanding	Stock	Capital	Earnings	Receivable	Income	Stock	Total

	(In thousands except for shares of common stock)
BALANCE AT DEC. 31, 2000	1,510,183	$5,139	$10,403	$405	$(382)	$(71)	$(62)	$15,432
Comprehensive Income (Loss):
Net loss for year	—	—	—	(22,938)	—	—	—	(22,938)
Other comprehensive income	—	—	—	—	—	69	—	69

Comprehensive Loss								(22,869)
Acquisition of Treasury Stock	(12,300)	—	—	—	382	—	(396)	(14)

BALANCE AT DEC. 31, 2001	1,497,883	$5,139	$10,403	$(22,533)	$—	$(2)	$(458)	$(7,451)
Assign $0.01 par value (Note 10)	—	(5,124)	5,124	—	—	—	—	—
Comprehensive Income (Loss):
Net income for year	—	—	—	17,963	—	—	—	17,963
Other comprehensive income	—	—	—	—	—	304	—	304

Comprehensive Income								18,267
Unredeemed minority interest Shares	—	—	118	—	—	—	—	118

BALANCE AT DEC. 31, 2002	1,497,883	$15	$15,645	$(4,570)	$—	$302	$(458)	$10,934

Comprehensive Income (Loss):
Net income for year	—	—	—	110	—	—	—	110
Other comprehensive loss	—	—	—	—	—	(11)	—	(11)

Comprehensive Income	—	—	—	—	—	—	—	99

BALANCE AT DEC. 31, 2003	1,497,883	$15	$15,645	$(4,460)	$—	$291	$(458)	$11,033

*	Effective September 30, 2001, the Company’s ownership and voting interest of Spinnaker Industries, Inc. was reduced to 41.8% and 49.5% respectively, due to the disposition of shares of Spinnaker. As a result, effective September 30, 2001, the Company relinquished control of Spinnaker and has deconsolidated Spinnaker. On September 23, 2002, the Company disposed of its remaining interest in Spinnaker. See Note 1 to the Consolidated Financial Statements — “Basis of Presentation”.

See accompanying notes.

LYNCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
OPERATING ACTIVITIES
Net income (loss)	$110	$17,963	$(22,938)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on deconsolidation	—	(19,420)	(27,406)
Restricted operating cash	—	4,703	1,797
Loss on disposal of fixed assets	—	145	—
Loss on donation of shares	—	—	366
Asset impairment and restructuring charges	—	—	38,272
Gain realized on sale of marketable securities	(483)	—	—
Depreciation	982	1,044	4,315
Amortization of definite-lived intangible assets	257	206	244
Amortization of deferred financing charges	—	—	703
Deferred taxes	150	202	501
Recoverable income taxes	—	(532)	—
Minority interests	—	—	(4,017)
Other	(22)	—	761
Changes in operating assets and liabilities:
Receivables	(2,273)	6,294	10,861
Inventories	503	194	13,430
Accounts payable and accrued liabilities	1,617	(7,620)	(14,269)
Other assets/liabilities	(1,385)	414	4,727

Net cash provided by (used in) operating activities	(544)	3,593	7,347
INVESTING ACTIVITIES
Acquisition of minority interest (Note 7)	—	(220)	—
Capital Expenditures	(141)	(223)	(1,104)
Restricted investing cash	—	(1,125)	—
Reduction in cash due to deconsolidation	—	—	(5,728)
Acquisition (See Note 2)	—	(850)	—
Proceeds from sale of marketable securities	1,041	—	—
Payment on margin liability on marketable securities	(454)	—	—
Purchase of marketable securities	(1,565)	(306)	—
Other	—	(214)	(860)

Net cash used in investing activities	(1,119)	(2,938)	(7,692)
FINANCING ACTIVITIES
Net borrowings (repayments) of notes payable	(252)	1,453	(7,587)
Repayment of long-term debt	(884)	(369)	(420)
Proceeds from long-term debt	794	—	1,987
Other	—	—	69

Net cash provided by (used in) financing activities	(342)	1,084	(5,951)

Increase (decrease) in cash and cash equivalents	(2,005)	1,739	(6,296)
Cash and cash equivalents at beginning of year	5,986	4,247	10,543

Cash and cash equivalents at end of year	$3,981	$5,986	$4,247

*	Effective September 30, 2001, the Company’s ownership and voting interest of Spinnaker Industries, Inc. was reduced to 41.8% and 49.5% respectively, due to the disposition of shares of Spinnaker. As a result, effective September 30, 2001, the Company relinquished control of Spinnaker and has deconsolidated Spinnaker. On September 23, 2002, the Company disposed of its remaining interest in Spinnaker. See Note 1 to the Consolidated Financial Statements — “Basis of Presentation”.

See accompanying notes

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

1.	Accounting and Reporting Policies

Organization

      Lynch Corporation (the “Company” or “Lynch”) is a diversified holding company with subsidiaries engaged in manufacturing primarily in the United States. The Company has two wholly-owned subsidiaries (Lynch Systems, Inc. (“Lynch Systems” and M-tron Industries, Inc. (“M-tron”)) and until September 23, 2002, an investment in Spinnaker Industries, Inc. (“Spinnaker”); see discussion below. Information on the Company’s operations by segment and geographic area is included in Note 15 — “Segment Information”.

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

      As a result, the Company’s results of operations include the operating results of Spinnaker through September 30, 2001 (date of deconsolidation). The balance sheet at December 31, 2002 does not contain the assets and liabilities of Spinnaker due to the deconsolidation. This deconsolidation resulted in a non-cash gain of $27,406,000 being recorded on September 30, 2001 to reduce the Company’s negative investment in Spinnaker to $19,420,000. This remaining interest, which represents losses in excess of investment, was recorded as a deferred credit on the Company’s balance sheet until the Company disposed of its remaining interests in Spinnaker on September 23, 2002. This deferred credit of $19,420,000 was recognized in earnings in 2002.

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

      At December 31, 2003 and 2002, assets of $1.9 million and $2.2 million, which are classified as cash and cash equivalents, are invested in United States Treasury money market funds for which affiliates of the Company serve as investment managers to the respective funds.

Restricted Cash

      At December 31, 2003 and 2002, the Company had $1.1 million of Restricted Cash. (See Note 6 to the Consolidated Financial Statements — “Notes Payable to Banks and Long-term Debt”). The $1.1 million restricted cash secures a Letter of Credit issued to the Bank of Omaha as collateral for M-tron’s loans.

Investments

      The following is a summary of marketable securities (investments) held by the Company (in thousands):

		Gross	Unrealized	Estimated
		Unrealized	Gross	Fair
Equity Securities	Cost	Gains	Losses	Value

December 31, 2003	$2,020	$291	—	$2,311
December 31, 2002	$559	$302	—	$861

      The Company has a margin liability against this investment of $1,033,000 as of December 31, 2003 that must be settled upon the disposition of the related securities, whose fair value is based on quoted market prices. The Company has designated these investments as available for sale pursuant to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

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

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment, Net

      Property, plant and equipment are recorded at cost less accumulated depreciation and include expenditures for additions and major improvements. Maintenance and repairs are charged to operations as incurred. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range from 5 years to 35 years for buildings and improvements, and for 3 to 10 years for other fixed assets. Property, plant, and equipment are periodically reviewed for indicators of impairment. If any such indicators were noted, the Company would assess the appropriateness of the assets carrying value and record any impairment at that time.

Revenue Recognition

      Revenues, with the exception of certain long-term contracts discussed below, are recognized upon shipment when title passes. Shipping costs are included in manufacturing cost of sales.

Accounting for Long-Term Contracts

      Lynch Systems, a 100% owned subsidiary of the Company, is engaged in the manufacture and marketing of glass-forming machines and specialized manufacturing machines. Certain sales contracts require an advance payment (usually 30% of the contract price) which is accounted for as a customer advance. The contractual sales prices are paid either (i) as the manufacturing process reaches specified levels of completion or (ii) based on the shipment date. Guarantees by letter of credit from a qualifying financial institution are required for most sales contracts. Because of the specialized nature of these machines and the period of time needed to complete production and shipping, Lynch Systems accounts for these contracts using the percentage-of-completion accounting method as costs are incurred compared to total estimated project costs (cost to cost basis). At December 31, 2003 and 2002, unbilled accounts receivable (included in accounts receivable) were $2.4 million and $0.7 million, respectively.

      The percentage of completion method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and milestones set in the contract. Financial management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, financial management is updated on the budgeted costs and required resources to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. In the past, we have occasionally been required to commit unanticipated additional resources to complete projects, which have resulted in lower than anticipated profitability or losses on those contracts. We may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

Warranty Expense

      Lynch Systems provides a full warranty to worldwide customers who acquire machines. The warranty covers both parts and labor and normally covers a period of one year or thirteen months. Based upon experience, the warranty accrual is based upon three to five percent of the selling price of the machine. The Company periodically assesses the adequacy of the reserve and adjusts the amounts as necessary.

Balance, beginning of the period	$1,595
Warranties issued during the period	426
Settlements made during the period	(1,383)
Changes in liabilities for pre-existing warranties during the period, including expirations	(53)

Balance, end of the period	$585

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development Costs

      Research and development costs are charged to operations as incurred. Such costs were $745,000, $944,000, and $1,772,000, in 2003, 2002, and 2001, respectively.

Advertising Expense

      The cost of advertising is expensed as incurred. The Company incurred $136,000, $191,000 and $177,000, in advertising costs during 2003, 2002 and 2001, respectively.

Earnings Per Share and Stock Based Compensation

      The Company’s basic and diluted earnings per share are equivalent, as the Company has no dilutive securities.

      At December 31, 2003, the Company has a stock-based employee compensation plan that is described in Note 9 to the Consolidated Financial Statements — “Stock Options Plans”. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company provides pro forma disclosures of the compensation expense determined under the fair value provisions of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation.”

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except for earnings per share information):

	2003	2002	2001

Net income (loss) as reported	$110	$17,963	$(22,938)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(154)	(1,260)	0

Pro forma net income (loss)	$(44)	$16,703	$(22,938)

Basic and diluted earnings (loss) per share:
As reported	$0.07	$11.99	$(15.24)
Pro forma	$(0.03)	$11.15	$(15.24)

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

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For assets to be held and used, impairment is determined to exist if estimated undiscounted future cash flows are less than the carrying amount. For assets to be disposed of, impairment is determined to exist if the estimated net realizable value is less than the carrying amount. If indicators of impairment are present, and we do not expect the estimated undiscounted cash flows to be derived from the related assets to be sufficient to recover the asset’s carrying amount, an impairment loss is charged to expense in the period identified based upon the difference between the carrying amount and the discounted cash flows. The rates that would be utilized to discount the net cash flows to net present value would take into account the time value of money and investment risk factors. See Note 3 to the Consolidated Financial Statements — “Asset Impairment and Restructuring Charges” — regarding Spinnaker’s restructuring costs for fiscal year 2001.

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”), and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also includes guidance on the initial recognition and measurement of goodwill and intangible assets arising from business combinations completed after June 30, 2001. FAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, FAS 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized. Note that the Company has indefinite-lived intangibles arising from the acquisition of “Champion” in October, 2002 in the amount of $40,000.

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

Reclassifications

      Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform to the 2003 presentation. These other reclassifications are immaterial to the consolidated financial statements taken as a whole.

Guarantees

      The Company presently guarantees (unsecured) the SunTrust Bank loans of its subsidiary, Lynch Systems, and has guaranteed a Letter of Credit issued to the First National Bank of Omaha on behalf of its subsidiary, M-tron Industries, Inc. (see Note 6 to the Consolidated Financial Statements — “Notes Payable to Banks and Long-term Debt”). As of December 31, 2003, there were no obligations to the SunTrust Bank. As of December 31, 2003, the $1,000,000 Letter of Credit issued by Fleet Bank to The First National Bank of

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Omaha was secured by a $1,125,000 deposit in a Fleet Bank Treasury Fixed Income Fund. (See “Restricted Cash” included in Note 1 to the Consolidated Financial Statements.)

      There are no other financial, performance, indirect guarantees or indemnification agreements.

Recent Issued Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, as revised, are required to be applied for periods ending after December 15, 2003 for interests in structures that are commonly referred to as special-purpose entities while the application of this Interpretation for all other types of variable interest entities is required for periods ending after March 15, 2004. The Company does not have any interests in variable interest entities.

2.	Acquisitions

      On October 18, 2002, the Company’s subsidiary, M-tron Industries, Inc., acquired certain assets of an industry competitor, Champion Technologies, Inc., from U.S. Bank in a transaction accounted for as a purchase. Champion’s product line includes crystals, clock oscillators, specialized crystal oscillators, and timing solutions. The $850,000 purchase price included inventories, fixed assets, and the customers order backlog. There were no assumed liabilities in this transaction. A 7.5% royalty will be applicable to certain sales through December 31, 2004. Financing for this transaction includes $646,000 in new loans from State and local agencies and a $200,000 parent Company cash infusion (See Note 6 to the Consolidated Financial Statements — “Notes Payable to Banks and Long-term Debt”).

      The purchase price was allocated to the acquired assets based on their estimated fair value at the date of acquisition to Current Assets and Property, Plant & Equipment in the amounts of $558,000 and $292,000 respectively. In September, 2003, the acquirer initiated a new study of the fair value of the acquired assets and has reallocated the purchase price of $850,000 as follows: Property, Plant & Equipment $728,000; Goodwill $40,000; and Current Assets $82,000.

3.	Asset Impairment and Restructuring Charges

      Prior to the deconsolidation of Spinnaker on September 30, 2001 (see Note 1 to the Consolidated Financial Statements — “Basis of Presentation”), the Company recognized certain restructuring charges in 2001 related to Spinnaker, totaling $41.8 million. The charges resulted from (a) the write-down to estimated fair market value of fixed assets to be taken out of service and held for sale or disposal of $16.0 million; (b) impairment of goodwill associated with the acquisition of Coating — Maine of $20.8 million; (c) severance and related costs of $1.5 million; and (d) inventory write-downs of $3.5 million (recorded through manufacturing costs of sales).

4.	Spin-Off of Lynch Interactive Corporation

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

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Inventories are stated at the lower of cost or market value. Inventories valued using the last-in, first-out (LIFO) method comprised approximately 73% and 63% of consolidated inventories at December 31, 2003 and 2002, respectively. The balance of inventories at December 31, 2003 and 2002 are valued using the first-in-first-out (FIFO) method.

	December 31,

	2003	2002

	(In Thousands)
Raw materials and supplies	$1,394	$1,436
Work in progress	1,641	2,376
Finished goods	1,876	1,812

Total	$4,911	$5,624

      Current cost exceeded the LIFO value of inventories by $930,000 and $1,212,000 at December 31, 2003 and 2002, respectively.

6.	Notes Payable to Banks and Long-term Debt

      Notes payable to banks and long-term debt consists of:

	December 31,

	2003	2002

	(In Thousands)
Notes payable:
M-tron bank revolving loan at variable interest rates (4.75% at December 31, 2003), due May 2004	$1,976	$2,228
Lynch Systems bank revolving loan at variable interest rates, due June 2004	—	—

	$1,976	$2,228

Long-term debt:
M-tron commercial bank term loan at variable interest rates (4.25% at December 31, 2003), due September 2004	$829	$1,001
Yankton Area Progressive Growth loan at 0.0% interest, due April 2005	150	250
Yankton Areawide Business Council loan at a fixed interest rate of 5.5%, due November 2007	90	98
South Dakota Board of Economic Development at a fixed rate of 3.0% due December 2007	285	—
Lynch Systems term loan at a fixed interest rate of 5.5%, due August 2013	477	572

	1,831	1,921
Current maturities	(998)	(832)

	$833	$1,089

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On a consolidated basis, at December 31, 2003, Lynch maintains short-term credit facilities totaling $10.0 million, of which $3.5 million was available for future borrowings, including up to $2.4 million for working capital and/or up to $3.0 million for Letters of Credit. These facilities generally limit the credit available under the lines of credit to certain variables, such as inventories and receivables, and are secured by the operating assets of the respective subsidiary borrower, and include various financial covenants, which currently restrict the transfer of substantially all the assets of the subsidiaries. At December 31, 2003, the revolving credit facilities expire within one year. The weighted average interest rate for short-term borrowings at December 31, 2003 and 2002 was 4.5% and 5.2%, respectively. Cash of $1.1 million at December 31, 2003 and 2002 has been disclosed as restricted as required under an outstanding Letter of Credit issued by Fleet Bank for the benefit of First National Bank of Omaha.

      Lynch Systems renewed its loan agreement with SunTrust Bank on May 30, 2003. The lender has provided a $7 million Line of Credit, which can be used entirely for stand-by Letters of Credit to secure customer advances and certain warranty coverages or up to $2 million for domestic revolving credit to finance working capital within the $7 million line. The Lynch Systems Line of Credit is secured by accounts receivable and inventories and bears an interest rate of one month LIBOR plus 2.0%. At December 31, 2003, there were outstanding Letters of Credit of $1.3 million and no Working Capital Loans or unsecured parent company guarantees outstanding under this Line of Credit. This credit line has a May 30, 2004 maturity date.

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

(b) The bank reduces the minimum net worth and subordinated debt limit from $3.1 million to $2.9 million. In return, the Company has committed to fund any shortfall with an equity or subordinated debt cash infusion within 45 days of the quarter end. Since M-tron’s subordinated debt and equity total $3,020,000 as of December 31, 2003, no additional cash infusion is currently required.

      The Company has guaranteed a Letter of Credit issued to the First National Bank of Omaha on behalf of its subsidiary, M-tron Industries, Inc. As of December 31, 2003, the $1,000,000 Letter of Credit issued by Fleet Bank to The First National Bank of Omaha was secured by a $1,125,000 deposit in a Fleet Bank Treasury Fixed Income Fund. The Company’s outstanding Letter of Credit in the amount of $1.0 million for the benefit of the bank can be reduced to $500,000 when M-tron is profitable for 5 of 6 consecutive months and the cumulative after tax profit equals or exceeds $500,000. The remaining $500,000 Letter of Credit will be released when the earning parameters are met for a second time. These thresholds were not met in 2003 and there is no assurance they will be met in 2004.

      The M-tron Line of Credit is secured by accounts receivable and inventories and carries an interest rate equal to the First National Bank of Omaha’s national prime rate with a minimum rate of 4.75%. At December 31, 2003, borrowings under this line totaled $1,976,000 with $451,000 additional availability.

      First National Bank of Omaha previously extended a $1,200,000 commercial loan to M-tron of which $829,000 was outstanding on December 31, 2003. Interest is at the bank rate (4.25% at December 31, 2003), with monthly payments totaling $18,000 and a $765,000 balloon payment due in September 2004.

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In conjunction with the acquisition of Champion in October of 2002, M-tron entered into loan arrangements with two Yankton, South Dakota agencies and a state agency to provide $646,000 at a weighted average interest rate of 2.6%. Yankton Area Progressive Growth, Inc. provided $250,000 at a 0% interest rate and $100,000 was provided by the Areawide Business Council, Inc. at a 5.5% interest rate. The South Dakota Board of Economic Development loan of $296,000 is at a 3.0% interest rate and includes a $250,000 balloon payment in December 2007. Aggregate principal maturities of this acquisition debt for each of the next five years are as follows: 2004 — $120 thousand; 2005 — $70 thousand; 2006 — $21 thousand; and $315 thousand in 2007. M-tron’s real estate is security for these local agency loans as well as the South Dakota State loan.

      Restrictions on dividends under the M-tron loan with First National Bank of Omaha disallow distributions to the parent company without consent of the bank. Lynch Systems, under its loan with Sun Trust Bank, may pay a cash dividend to the parent company equal to 50% of LS’s net income for the prior fiscal year. In addition, LS may pay an annual management fee to the parent company in an amount not to exceed $250,000 and LS may reimburse the parent company for expenses and taxes paid by the parent on behalf of LS. Under the M-tron loan agreement, advances to the parent company are disallowed without the prior written consent of the lending bank.

      Both M-tron and Lynch Systems intend to renew the credit agreements that expire on April 30, 2004 and May 30, 2004 respectively with their incumbent lenders.

      At December 31, 2003, the Company’s total cash, cash equivalents and investments in marketable securities total $7.4 million (including $1.1 million of restricted cash). In addition, the Company had a $2.4 million borrowing capacity under M-tron’s and LS’s revolving lines of credit. Therefore, gross cash and securities and availability under the revolving credit loans total $9.8 million and exceed the combined outstanding debt and margin liability of $4.8 million by $5.0 million.

      Cash payments for interest were $282,000, $272,000, and $2.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. Interest payments in 2001 are substantially higher than 2003 and 2002 because 2001 included Spinnaker for the nine months prior to the deconsolidation.

      Aggregate principal maturities of long-term debt for each of the next five years are as follows: 2004 — $998 thousand; 2005 — $120 thousand; 2006 — $71 thousand; in 2007 — $364 thousand; and $50 thousand in 2008.

7.	Minority Interests and Related Party Transactions

Minority Interests

      On June 13, 2002, the Company acquired the remaining 25% interest in Lynch AMAV, LLC, a joint venture between Frank Haepe and Lynch International Holding Corporation, by paying $220,000 and by settling certain other obligations. A related definite-lived intangible is included in the Company’s balance sheet in Other Assets in the amount of $164,000 and will be fully amortized in 2004.

Transactions with Certain Affiliated Persons

      Mario J. Gabelli, former Chairman of the Company and current Vice Chairman of the Company, is affiliated with various entities which he directly or indirectly controls and which are engaged in various aspects of the securities business. During 2003, the Company and its subsidiaries engaged in various transactions with certain of these entities and the amount of commissions, fees, and other remunerations paid to such entities, was not material.

      On October 1, 2001, the Company transferred its principal executive offices to Providence, Rhode Island from Rye, New York. These offices are shared with Avtek, Inc. (“Avtek”) a private holding company controlled by Mr. Papitto (Company Chairman). Since August 2001, Avtek and the Company have shared,

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on an approximately equal basis, (i) all occupancy costs of the shared premises and (ii) the salary expense of certain persons employed by Avtek at the premises (including Mr. McGrail, the Company’s President and Chief Operating Officer and Mr. Keller, the Company’s Chief Financial Officer, and other administrative and clerical personnel) whose services are provided to both the Company and Avtek. The Company’s share of such occupancy and salary costs was $344,000 in 2003 and $231,500 in 2002, a portion of which represents compensation to Mr. McGrail and Mr. Keller that is reported in the Summary Compensation Table of the Proxy Statement.

      In the opinion of management, the method of allocating these costs was reasonable; however, the costs of these services allocated to the Company are not necessarily indicative of the costs that would have been included on a stand-alone basis.

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

      On May 2, 2002, the Company’s shareholders approved the 2001 Equity Incentive Plan and the issuance of up to 300,000 options to purchase shares of Company common stock to certain employees of the Company, of which 228,000 options were granted (subject to shareholder approval) at $17.50 per share on December 10, 2001. Shareholders approval was obtained on May 2, 2002. These options have lives of five to ten years. 212,000 of these options are fully vested, with the remaining options vesting quarterly in 2004.

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

      The Board of Directors previously authorized the purchase of up to 400,000 shares of Common Stock. Through December 31, 2000, 238,991 shares had been purchased at an average cost of $14.88 per share. There were no purchases in 2001, 2002, and 2003.

      On February 1, 1996, the Company adopted a plan to provide a portion of the compensation for its directors in common shares of the Company. The amount of common stock is based upon the market price at the end of the previous year. Through December 31, 2003, a total of 4,126 shares have been awarded under this program. No stock was issued for compensation during 2001, 2002 and 2003.

      Both M-tron and Lynch Systems have plans that provided certain former shareholders with Stock Appreciation Rights (SAR’s). These SAR’s are fully vested and expire at the earlier of certain defined events or 2008 to 2010. These SAR’s provide the participants a certain percentage, ranging from 1-5%, of the increase in the defined value of M-tron and Lynch Systems, respectively. Vested amounts are payable at the holder’s option in cash or equivalent amount of M-tron or Lynch Systems stock. Expense related to the SAR’s was $70,000, $22,000, and $195,000, in 2003, 2002 and 2001 respectively. At December 31, 2003 and 2002, $399,000 and $329,000 was accrued for the SAR’s.

11.	Income Taxes

      The Company files consolidated federal income tax returns, which includes all subsidiaries excluding Spinnaker for all periods.

      The Company has a $2,735,000 net operating loss (“NOL”) carry-forward as of December 31, 2003. This NOL expires in 2024 if not utilized prior to that date.

      Year 2003 income tax includes federal, state, local, and foreign taxes. There was no state income tax provision in 2003 due to deductions applicable to the Company’s Georgia business. There was no federal tax benefit in 2003 as a result of 2003 net operating losses because the Company utilized its carry-back (“NOL”) in 2003 and there is uncertainty regarding the utilization of the NOL carry-forward. The Company recorded a $73,000 tax provision in 2003 for foreign taxes at the Hong Kong tax rate on M-tron’s foreign subsidiaries’ earnings.

      The 2002 income tax benefit of $2.0 million includes federal, as well as state, local, and foreign taxes. $0.9 million of the 2002 tax benefit is the result of a capital loss carry-back on the Company’s investment in Spinnaker Industries. The 2002 net tax benefit also includes $.6 million for operating losses recovered through carry-backs to prior periods. The 2003 and 2002 effective tax rate differs from the statutory tax rate primarily due to foreign tax rates and the tax benefit related to the Spinnaker investment.

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred income taxes for 2003 and 2002 provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Cumulative temporary differences and carry-forwards at December 31, 2003 and 2002 are as follows:

	December 31, 2003		December 31, 2002

	Deferred Tax		Deferred Tax
	Asset	Liability	Asset	Liability

	(In Thousands)
Inventory reserve	$593	$—	$768	$—
Fixed assets written up under Purchase accounting and tax over book depreciation	—	337	—	275
Other reserves and accruals	577	—	928	—
Other	—	729	—	454
Capital loss and other carry forwards	987	—	207	—

Total deferred income taxes	2,157	1,066	1,903	729

Valuation allowance	(1,034)		(967)

	$1,123		$936

      At December 31, 2003, the net deferred tax asset of $57,000 presented in the Company’s balance sheet is comprised of deferred tax assets of $1,123,000 offset by deferred tax liabilities of $1,066,000. At December 31, 2002, the net deferred tax asset of $207,000 was comprised of deferred tax assets of $936,000 offset by deferred tax liabilities of $729,000.

      The provision (benefit) for income taxes from continuing operations is summarized as follows:

	2003	2002	2001

	(In Thousands)
Current:
Federal	$(150)	$(2,332)	$(439)
State and local	—	144	274
Foreign	73	19	22

Total Current	(77)	(2,169)	(143)

Deferred:
Federal	150	264	489
State and local	____—	(62)	12

Total Deferred	150	202	501

	$73	$(1,967)	$358

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of the provision (benefit) for income taxes from continuing operations and the amount computed by applying the statutory federal income tax rate to income before income taxes, minority interest and extraordinary item:

	2003	2002	2001

	(In Thousands)
Tax (benefit) at statutory rate	$62	$5,439	$(9,043)
Foreign tax rate differential	(81)	—	—
State and local taxes, net of federal benefit	—	54	189
Spinnaker operating loss	—	—	18,533
Deconsolidation gain	—	(6,603)	(10,132)
Foreign export sales benefit	(54)	(142)	(236)
Capital loss utilization	—	(860)	—
Valuation allowance	139	29	938
Other	7	116	109

	$73	$(1,967)	$358

      Profit (loss) before income taxes from foreign operations was $452,000, ($336,000), and $671,000 in 2003, 2002, and 2001 respectively.

      Federal, State and Foreign income tax payments were $0.3, $0, and $1.2 million, for the years 2003, 2002 and 2001, respectively. Income tax recoveries were $532,000 in 2003 for tax loss carry-backs, and totaled $2,170,000 in 2002, including refunds of 2001 estimated tax payments in the amount of $700,000 and $1,470,000 for tax loss carry-backs.

12.	Accumulated Other Comprehensive Income (Loss)

      Total comprehensive income was $99,000 in the twelve months ended December 31, 2003, including “other” comprehensive loss of $11,000 for unrealized losses on available for sale securities.

      Total comprehensive income was $18,267,000 in the twelve months ended 2002, including “other” comprehensive income of $304,000 that was the result of unrealized gains on available for sale securities.

      The components of accumulated other comprehensive income (loss), net of related tax, at December 31, 2003, 2002, and 2001 are as follows:

	2003	2002	2001

	(In Thousands)
Balance beginning of year	$302	$(2)	$(71)
Foreign currency translation	—	—	69
Unrealized gain (loss) on available for-sale securities	(11)	304	—

Accumulated other comprehensive income (loss)	$291	$302	$(2)

      Note that no foreign currency translation remains at December 31, 2003 or 2002 due to the acquisition of the remaining minority interest of Lynch AMAV, LLC in 2002.

13.	Employee Benefit Plans

      The Company, through its operating subsidiaries, has several defined contribution plans for the eligible employees. The Company’s former investee company, Spinnaker, had various employee retirement type plans including defined benefit, defined contribution, multi-employer, profit sharing, and 401 (k) plans. The

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

following table sets forth the consolidated expenses (including Spinnaker’s expenses through September 30, 2001, prior to the deconsolidation) for these plans:

	2003	2002	2001

	(In Thousands)
Defined contribution:
Lynch Systems & M-tron	$48	$34	$17
Spinnaker	—	—	346
Defined benefit (Spinnaker)	—	—	202
Multi-employer (Spinnaker)	—	—	42

Total	$48	$34	$607

      Under the Lynch Systems and M-tron defined contribution plan, the Company contributes up to a maximum of 62.5 percent of participants’ contributions that do not exceed $800 per participant in the plan year. The Company contribution occurs at the end of the plan year and the participant is immediately vested in the employers’ contribution.

      Spinnaker and its subsidiaries had several defined benefit plans (both Union and non-Union). Spinnaker also had a defined contribution plan for substantially all employees. No disclosures are made for 2003 and 2002 due to the deconsolidation of Spinnaker (see Note 1 to the Consolidated Financial Statements — “Basis of Presentation”).

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

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      On July 28, 2003, the Superior Court issued an Order deciding both Lynch’s and PACE’s Motions for Summary Judgement. The Court denied Lynch’s Motion for Summary Judgment, finding that there remained a disputed issue of material fact regarding one of Lynch’s primary defenses. The Court granted partial summary judgment in favor of PACE to the extent that the Court found Lynch was an “employer” subject to potential liability under Maine’s Severance Pay Act. The Court held, however, that PACE must still prove its entitlement to severance pay under the Act. In a separate ruling also issued on July 28, 2003, the Court denied PACE’s Third Motion for Attachment.

      On March 8, 2004, Lynch filed a Motion for Summary Judgement on the issue of an exemption under the Maine Severance Pay Act based upon the nexus between the plant closings in Westbrook, Maine and the Spinnaker Defendants’ bankruptcy filing. PACE concurrently filed a Motion for Summary Judgment on Count II of the Complaint on March 8, 2004.

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

      Lynch Corporation, Lynch Interactive Corporation (“Interactive”), and several other parties have been named as defendants in a lawsuit brought under the so-called “qui tam” provisions of the federal False Claims Act in the United States District Court for the District of Columbia. The complaint was filed under seal with the court on February 14, 2001, and the seal was lifted on January 11, 2002. The Company was formally served with the complaint on July 9, 2002. The main allegation in the case is that the defendants participated in the creation of “sham” bidding entities that allegedly defrauded the federal Treasury by improperly participating in Federal Communications Commission spectrum auctions restricted to small businesses, as well as obtaining bidding credits in other spectrum auctions allocated to “small” and “very small” businesses. The lawsuit seeks to recover an unspecified amount of damages, which would be subject to mandatory trebling under the statute. On September 19, 2002, Interactive, on behalf of itself and Lynch, filed two Motions with the court: a Motion to Transfer the Action to the Southern District of New York and a Motion to Dismiss the Lawsuit. The relator filed an opposition reply to Interactive’s Motion to Dismiss and, on December 5, 2002, Interactive filed a Reply in Support of Its Motion to Dismiss. A court mandated scheduling conference

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was held on February 10, 2004, following which the Court issued a scheduling order setting forth a timetable for the discovery process.

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

      Rent expense under operating leases was $284,000, $320,000, and $846,000 (including Spinnaker for nine months, prior to the deconsolidation) for the years ended December 31, 2003, 2002 and 2001, respectively. The Company leases certain property and equipment, including warehousing and sales and distribution equipment, under operating leases that extend from one to three years. Certain of these leases have renewal options and escalation provisions.

      Future minimum rental payments under long-term non-cancelable operating leases subsequent to December 31, 2003 are as follows (in thousands):

2004	$274
2005	229
2006	127

$630

15.	Segment Information

      The Company had two reportable business segments in 2003 and 2002, Lynch Systems (glass manufacturing equipment) and M-tron (frequency control devices).

      The Company had four reportable business segments in 2001. The largest was Spinnaker Coating’s adhesive backed label stock for labels and related applications. The second largest segment was Lynch Systems glass manufacturing equipment business. Frequency control devises (quartz crystals and oscillators) manufactured and sold by M-tron was the third segment. Entoleter (then a subsidiary of Spinnaker Industries, Inc.) manufactured and sold industrial process equipment and was the fourth segment. Spinnaker Coating and Entoleter results for 2001 represent the nine-month period ending September 30, 2001 pursuant to the “deconsolidation” of Spinnaker on September 30, 2001 (see Note 1 to the Consolidated Financial Statements — “Basis of Presentation”). Except for M-tron’s Hong Kong subsidiary, which acts as a buying agent and sales representative, the businesses are located domestically and consolidated export sales (primarily Canada and China) were approximately $17.0 million in 2003, $19.0 million in 2002 and $45.8 million in 2001. For the year ended December 31, 2003, one customer accounted for $3.4 million or 27.0 percent of Lynch Systems’ sales while one customer represented $1.9 million or 12.7% of frequency control sales. The Company considers concentrations of credit risk to be minimal due to its diverse customer base and because it requires letters of credit of most foreign customers to support a significant portion of the purchase price.

      M-tron attempts to utilize standard parts and components that are available from multiple vendors located in the United States or internationally; however, some components used in its products are available from only a limited number of sources.

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Operating profit (loss) is equal to revenues less operating expenses, excluding investment income, interest expense, and income taxes. The Company allocates a negligible portion of its general corporate expenses to its operating segments. Such allocation was $175,000 in 2003, $200,000 in 2002, and $289,000 in 2001. Identifiable assets of each industry segment are the assets used by the segment in its operations excluding general corporate assets. General corporate assets are principally cash and cash equivalents, short-term investments and certain other investments and receivables.

	Years ended December 31

	2003	2002	2001

Revenues

Adhesive-backed label stock — USA	$—	$—	$78,891

Adhesive-backed label stock — Europe	—	—	—
Adhesive-backed label stock — Far East	—	—	—
Adhesive-backed label stock — Canada	—	—	10,652
Adhesive-backed label stock — All Other	—	—	620

Total Adhesive-backed label stock — Foreign	—	—	11,272

Total Adhesive-backed label stock	—	—	90,163

Glass manufacturing equipment — USA	3,677	1,790	2,906

Glass manufacturing equipment — Europe	1,469	7,953	6,673
Glass manufacturing equipment — Far East	7,402	4,844	14,882
Glass manufacturing equipment — Canada	4	7	1
Glass manufacturing equipment — All Other	234	380	1,585

Glass manufacturing equipment — Foreign	9,109	13,184	23,141

Total Glass manufacturing equipment	12,786	14,974	26,047

Frequency control devices — USA	7,282	5,562	10,772

Frequency control devices — Europe	1,405	657	1,536
Frequency control devices — Far East	3,700	2,166	2,361
Frequency control devices — Canada	1,847	1,938	6,257
Frequency control devices — All Other	949	1,089	667

Total Frequency control devices — Foreign	7,901	5,850	10,821

Total Frequency control devices	15,183	11,412	21,593

Industrial process equipment — USA	—	—	2,716

Industrial process equipment — Europe	—	—	—
Industrial process equipment — Far East	—	—	—
Industrial process equipment — Canada	—	—	554
Industrial process equipment — All Other	—	—	—

Industrial process equipment — Foreign	—	—	554

Total Industrial process equipment	—	—	3,270

Consolidated total	$27,969	$26,386	$141,073

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years ended December 31

	2003	2002	2001

Operating Profit (Loss)

Adhesive-backed label stock	$—	$—	$(7,860)
Glass manufacturing equipment	822	936	4,778
Frequency control devices	(170)	(2,574)	(2,549)
Industrial process equipment	—	—	(22)
Corporate manufacturing expenses	—	—	(1,065)

Total manufacturing	652	(1,638)	(6,718)
Unallocated Corporate expense	(1,484)	(1,614)	(1,656)
Gain on deconsolidation	—	19,420	27,406
Restructuring charge — Spinnaker	—	—	(38,272)

Consolidated Total	$(832)	$16,168	$(19,240)

Capital expenditures

Adhesive-backed label stock	$—	$—	$430
Glass manufacturing equipment	74	89	217
Frequency control devices	67	134	429
Industrial process equipment	—	—	28
General corporate	—	—	—

Consolidated Total	$141	$223	$1,104

Total Assets

Adhesive-backed label stock	$—	$—	$—
Glass manufacturing equipment	12,207	13,181	22,496
Frequency control devices	7,860	7,021	7,671
Industrial process equipment	—	—	—
General Corporate	2,952	3,228	1,448

Consolidated Total	$23,019	$23,430	$31,615

Total operating profit (loss) for reportable segments	$(832)	$16,168	$(19,420)
Other profit or (loss):
Investment income	534	121	384
Interest expense	(282)	(201)	(7,741)
Other income (expense)	763	(92)	—

Income (loss) before income taxes	$183	$15,996	$(26,597)

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

LYNCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Quarterly Results of Operations (unaudited)

      The following is a summary of the quarterly results of operations for the years ended December 31, 2003 and December 31, 2002, (in thousands, except per share amounts):

	2003 Three Months Ended

	Mar. 31	June 30	Sep. 30	Dec. 31

Sales and revenues	$4,744	$6,714	$7,716	$8,795
Gross profit	793	1,732	2,221	2,904
Operating profit (loss)	(1,040)	(278)	68	418
Net income (loss)	(738)	(173)	783	238
Basic and diluted earnings (loss) per share	(0.49)	(0.12)	0.52	0.16

	2002 Three Months Ended(a)

	Mar. 31	June 30	Sep. 30	Dec. 31

Sales and revenues	$7,003	$9,691	$5,040	$4,652
Gross profit	2,149	2,820	1,078	902
Operating profit (loss)	(400)	(193)	18,196	(1,435)
Net income (loss)	(292)	(108)	19,267	(904)
Basic and diluted earnings (loss) per share	(0.19)	(0.07)	12.86	(0.60)

NOTE:

a)	Third quarter of 2002 includes $19,420 gain on deconsolidation. (See Note 1 to the Consolidated Financial Statements — “Basis of Presentation”).

17.	Subsequent Events

      On February 4, 2004, Lynch announced that the Board of Directors authorized the repurchase of up to 50,000 shares of the Company’s outstanding stock. The timing of the buy-back and the exact number of shares purchased will depend on market conditions. The Company will buy back shares through both public and private channels at prices believed to be appropriate and in the best interest of shareholders.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF

REGISTRANT LYNCH CORPORATION

CONDENSED BALANCE SHEET

	2003	2002

	(In Thousands)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents(a)	$3,091	$3,412
Investments — Marketable Securities	2,311	861
Dividend Receivable From Subsidiary	28	6
Deferred Income Taxes	166	166
Other Current Assets	161	174

	5,757	4,619
NET PROPERTY, PLANT & EQUIPMENT	18	—
OTHER ASSETS (principally investment in and amounts due from wholly owned subsidiaries)	9,945	9,942

TOTAL ASSETS	$15,720	$14,561

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES	$5,649	$4,589
LONG TERM LIABILITIES	(962)	(962)
TOTAL SHAREHOLDERS’ EQUITY	11,033	10,934

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,720	$14,561

Notes:

(a)	Cash and cash equivalents includes $1,125,000 restricted cash that secures the $1,000,000 Letter of Credit issued on behalf of Lynch to M-tron’s lending bank.

*	On September 30, 2001, the Company’s ownership and voting interest of Spinnaker Industries, Inc. was reduced to 41.8% and 49.5% respectively, due to the disposition of shares of Spinnaker. As a result, effective September 30, 2001, the Company relinquished control of Spinnaker and has deconsolidated Spinnaker. On September 23, 2002, the Company disposed of its remaining interest in Spinnaker ( See Note 1 to the Consolidated Financial Statements — “Basis of Presentation”).

LYNCH CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENT OF OPERATIONS

	Year Ended December 31

	2003	2002	2001

	(In Thousands)
Interest, Dividends & Gains on Sale of Marketable Securities	$523	$40	$209
Dividend from Subsidiary	486	1,306	—
Interest & Other Income from Subsidiaries	36	12	24

TOTAL INCOME	1,045	1,358	233
Costs & Expenses:
Unallocated Corporate Administrative Expense	1,309	1,414	1,001
Interest Expense	18	9	23

TOTAL COST AND EXPENSE	1,327	1,423	1,024

LOSS BEFORE INCOME TAXES AND EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES	(282)	(65)	(791)
Income Tax Benefit	96	20	269
Equity in Net Income (Loss) of Subsidiaries	296	18,008	(22,416)

NET INCOME (LOSS)	$110	$17,963	$(22,938)

*	On September 30, 2001, the Company’s ownership and voting interest of Spinnaker Industries, Inc. was reduced to 41.8% and 49.5% respectively, due to the disposition of shares of Spinnaker. As a result, effective September 30, 2001, the Company relinquished control of Spinnaker and has deconsolidated Spinnaker. On September 23, 2002, the Company disposed of its remaining interest in Spinnaker. — See Note 1 to Consolidated Financial Statements — “Basis of Presentation”.

LYNCH CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOW

	Year Ended December 31

	2003	2002	2001

	(In Thousands)
CASH PROVIDED FROM (USED IN) OPERATING ACTIVITIES	$193	$910	$(1,220)

INVESTING ACTIVITIES:
Purchase of available for-sale Securities (net of proceeds from sales)	(978)	(306)	—
Dividend from subsidiaries	464	1,300	1,500

NET CASH PROVIDED FROM (USED IN) INVESTING ACTIVITIES	(514)	994	1,500

FINANCING ACTIVITIES:
Loans to Subsidiary	—	(700)	—

NET CASH (USED IN) FINANCING ACTIVITIES	—	(700)	—

TOTAL INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(321)	1,204	280
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,412	2,208	1,928

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,091	$3,412	$2,208

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A — BASIS OF PRESENTATION

      In the parent company’s financial statements, the Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of the subsidiaries.

NOTE B — PURCHASE OF AVAILABLE FOR SALE SECURITIES

      2003 proceeds from the sale of marketable securities totaled $1,041,000. Purchases of securities and payments on margin liabilities were $1,565,000 and $454,000 respectively.

NOTE C — DIVIDENDS FROM SUBSIDIARIES

      Dividends paid to Lynch Corporation from the Registrant’s consolidated subsidiaries were $464,000 in 2003, $1,300,000 in 2002 and $1,500,000 in 2001.

NOTE D — LOANS TO SUBSIDIARIES

      In 2002, Lynch Corporation (parent) lent its subsidiary, M-tron Industries, Inc., $700,000 to support its banking relationship and to fund M-tron’s acquisition of Champion Technologies, Inc.

NOTE E — INCOME TAX RECOVERY

      2003 cash provided from operations includes income tax recoveries of $532,000; 2002 cash provided from operations includes income tax recoveries of $2,170,000.

NOTE F — SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR ADDITIONAL INFORMATION.

LYNCH CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

Column A	Column B	Column C		Column D	Column E

		Additions

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	Of Period	Expenses	Accounts(A)	Deductions(B)	Period

Year ended December 31, 2003 Allowance for uncollectible accounts receivable	$91,000	$10,000	$0	$10,000	$91,000

Year ended December 31, 2002 Allowance for uncollectible accounts receivable	$118,000	$7,000	$0	$34,000	$91,000

Year ended December 31, 2001 Allowance for uncollectible accounts receivable	$1,582,000	$120,000	$(589,000)	$995,000	$118,000

(A)	$589,000 is the result of the deconsolidation of Spinnaker Industries, Inc. on September 30, 2001 (as discussed in Note 1 to the Consolidated Financial Statements).

(B)	Uncollectible accounts receivable written off are net of recoveries (majority attributable to Spinnaker in 2001).

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LYNCH CORPORATION

By:	/s/ RALPH R. PAPITTO

RALPH R. PAPITTO
Chief Executive Officer
(Principal Executive Officer)

April 13, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ RALPH R. PAPITTO RALPH R. PAPITTO	Principal Executive Officer, Chairman of the Board of Directors and Director	April 13, 2004

/s/ MARIO J. GABELLI MARIO J. GABELLI	Vice Chairman of the Board of Directors and Director	April 13, 2004

/s/ E. VAL CERUTTI E. VAL CERUTTI	Director	April 13, 2004

/s/ MARC J. GABELLI MARC J. GABELLI	Director	April 13, 2004

/s/ AVRUM GRAY AVRUM GRAY	Director	April 13, 2004

/s/ ANTHONY R. PUSTORINO ANTHONY R. PUSTORINO	Director	April 13, 2004

/s/ RICHARD E. MCGRAIL RICHARD E. MCGRAIL	President, Chief Operating Officer and Director	April 13, 2004

/s/ RAYMOND H. KELLER RAYMOND H. KELLER	Principal Financial and Accounting Officer and Director	April 13, 2004

EXHIBIT INDEX

Exhibit
No.		Description

2	(a)	Asset Purchase Agreement (“Asset Purchase Agreement”) dated January 18, 2002 by and among Spinnaker Industries, Inc., Spinnaker Coating, Inc., Spinnaker Coating-Maine, Inc. and SP Acquisition, LLC.
	(b)	Asset Purchase Agreement Amendment No. 1 dated February 15, 2002.
	(c)	Asset Purchase Agreement Amendment No. 2 dated February 25, 2002.
	(d)	Asset Purchase Agreement Amendment No. 3 dated March 5, 2002.
	(e)	Asset Purchase Agreement Amendment No. 4 dated March 8, 2002.
	(f)	Asset Purchase Agreement Amendment No. 5 dated March 18, 2002.
	(g)	Schedules to Asset Purchase Agreement dated January 18, 2002.
	(h)	United States Bankruptcy Court Order dated March 6, 2002; In Re: Spinnaker Industries, Inc., et al., C.A. No. 01-38066.
3	(a)	Restated Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3(a) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987).
	(b)	By-laws of the Registrant, (incorporated by reference to the Exhibit 3(b) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987).
4	(a)	Purchase Agreement, dated October 18, 1996 (the “Purchase Agreement”) among Spinnaker Industries, Inc., a Delaware corporation (“Spinnaker”), Brown-Bridge Industries, Inc., a Delaware corporation (“Brown-Bridge”), Central Products Company, a Delaware corporation (“Central Products”), and Entoleter, Inc., (“Entoleter”) and together with Brown-Bridge and Central Products, (the “Guarantors”) and BT Securities Corporation (the “Initial Purchaser”) (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K, dated October 23, 1996).
	(b)	Indenture, dated October 23, 1996, among Spinnaker, the Guarantors and the Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.3 to Registrant’s Form 8-K, dated April 19, 1996).
	(b)(i)	First Supplemental Indenture dated as of March 17, 1998, among Spinnaker Industries, Inc., Central Products Company, Entoleter, Inc., Spinnaker Coating, Inc., Spinnaker Coating-Maine, Inc. and the Chase Manhattan Bank, as Trustee (incorporated by reference by Exhibit 99.6 to the Form 8-K of Spinnaker Industries, Inc., dated as of March 17, 1998.)
	(c)	Credit Agreement (the “Spinnaker Credit Agreement”) amended as of December 31, 1997, among Central Products Company, Brown-Bridge Industries, Inc. and Entoleter, Inc. as Borrowers, Spinnaker Industries, Inc. as Guarantor, each of the financial institutions listed on Schedule 1 thereto, BT Commercial Corporation, as Agent, Transamerican Business Credit Corporation, as Collateral Agent, and Bankers Trust Company as Issuing Bank (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K dated October 23, 1996).
	(c)(i)	Fourth Amendment to the Spinnaker Credit Agreement (incorporated by reference to Exhibit 9.3 to the Form 8-K of Spinnaker Industries, Inc. dated as of March 17, 1998).
	(c)(ii)	Fifth Amendment to Spinnaker Credit Agreement (incorporated by reference to Exhibit 9.4 to the Form 8-K of Spinnaker Industries, Inc. dated as of March 17, 1998).
	(c)(iii)	Sixth Amendment to the Spinnaker Credit Agreement (incorporated by reference by Exhibit 9.5 to the Form 8-K of Spinnaker Industries, Inc. dated as of March 17, 1998).
	(d)	Refinanced Credit Agreement among Spinnaker Coating, Inc., Spinnaker Coating-Maine, Inc. and Entoleter, Inc. as Borrowers, Spinnaker Industries, Inc. as Guarantor, each of the financial institutions listed as Schedule 1 hereto and Transamerica Business Corporation, as Agent, dated August 9, 1999 and the First, Second and Third Amendments thereto (incorporated by reference to Exhibits 10.5, 10.6, 10.7 and 10.8 to Spinnaker’s Form 10-K for the year ended December 31, 1999).
	(d)(i)	Fourth Amendment to financed Credit Agreement dated April 17, 2000 (incorporated by reference to Exhibit 10.1 to Spinnaker’s Form 10-Q for the quarter ended March 31, 2000).

Exhibit
No.		Description

	(d)(ii)	Fifth Amendment to Refinanced Credit Agreement dated September 30, 2000 (incorporated by reference to Exhibit 10.1 to Spinnaker’s Form 10-Q for the quarter ended September 30, 2000).
	(d)(iv)	Sixth Amendment to Refinanced Credit Agreement dated March 2001 (incorporated by reference to Exhibit 10.16 to Spinnaker’s Form 10-K for the year ended December 31, 2001).
The Registrant, by signing this Form 10-K Annual Report, agrees to furnish to the Securities and Exchange Commission a copy of any long-term debt instrument where the amount of the securities authorized thereunder does not exceed 10 percent of the total assets of the Registrant on a consolidated basis.

10	(a)*	Lynch Corporation 401(k) Savings Plan.
	(b)	Acquisition Agreement between Brown-Bridge Acquisition Corporation and Kimberly-Clark Corporation, dated June 15, 1994 (exhibit omitted) (incorporated by reference to Exhibit 10® to Registrant’s Form 10-Q for the quarter ended June 10, 1994).†
	(c)*	Management Agreement, dated as of June 10, 1994, by and among Boyle, Fleming, George & Co., Inc. and Safety Railway Service Corporation (incorporated by reference by Exhibit 7.1 to the Registrant’s Form 8-K, dated June 13, 1994).
	(d)	Subscription Agreement dated March 9, 2000 between Registrant and Mario J. Gabelli (incorporated by reference to Exhibit E to Amendment No. 41 to Schedule 13D of Registrant dated March 15, 2000 filed by Mario J. Gabelli et. al.).
	(e)	Warrant Purchase Agreement dated as of June 10, 1994, by and among Boyle, Fleming, George & Co., Inc. and Safety Railway Service Corporation (incorporated by reference by Exhibit 7.1 to the Registrant’s Form 8-K, dated June 13, 1994).
	(f)	A Warrant, dated as of June 10, 1994, executed by Safety Railway Service Corporation (incorporated by reference to Exhibit 7.1 to Registrant’s Form 8-K, dated June 12, 1994).
	(g)	Asset Purchase Agreement, dated as of June 15, 1994, between Kimberly-Clark Corporation and Brown-Bridge Acquisition Corp. (Exhibits omitted) (incorporated by reference to Exhibit 10® to Registrant’s Form 10-Q for the quarter ended June 30, 1994).†
	(h)	Stock Purchase and Loan Program (incorporated by reference to Exhibit 10(p) to Registrant’s Form 10-K for the year ended December 31, 1994).
	(i)	Shareholders’ and Voting Agreement, dated September 16, 1994, among Safety Railway Service Corporation, Brown-Bridge Industries, Inc. and the other stockholders of Brown-Bridge (incorporated by reference to Exhibit 10(q) to Registrant’s Form 10-K for the year ended December 31, 1994).
	(j)	Put Option Agreement, dated September 16, 1994, among Safety Railway Service Corporation, Brown-Bridge Industries, Inc. and certain stockholders of Brown-Bridge (incorporated by reference to Exhibit 10(q) to Registrant’s Form 10-K for the year ended December 31, 1994).
	(k)*	Directors Stock Plan (incorporated by reference to Exhibit 10(o) to Registrant’s Form 10-K for the year ended December 31, 1997).
	(l)	Amended Phantom Stock Plan (incorporated by reference to Exhibit 10(p) to Registrant’s Form 10-Q for the year ended September 30, 1998).
	(m)	Stock and Asset Purchase Agreement, dated as of September 27, 1995, by and among Central Products Acquisition Corp. Unisource Worldwide, Inc. and Alco Standard Corporation (incorporated by reference to Exhibit 7.1 to Registrant’s Form 8-K, dated October 19, 1995).†
	(n)	Agreement and Plan of Merger (Brown-Bridge Minority Interest), by and among Spinnaker Industries, Inc., BB Merger Corp., Brown-Bridge Industries, Inc. and the stockholder of Brown-Bridge Industries, Inc. on Exhibit A Thereto (incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K, dated April 19, 1996).†
	(o)	Lease Agreement between Registrant and Gabelli Funds, Inc. (incorporated by reference to Exhibit 10(a)(a) to Registrant’s Form 10-Q for the Quarter Ended March 31, 1998).

Exhibit
No.	Description

(p)	Asset Purchase Agreement, dated as of November 18, 1997, by and between S.D. Warren Company (“Seller”) and Spinnaker Industries, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K of Spinnaker Industries, Inc., dated as of March 17, 1998).
(p)(i)	First Amendment to Asset Purchase Agreement, dated March 17, 1998, by and between S.D. Warren Company and Spinnaker Industries, Inc. (incorporated by reference by Exhibit 4.2 to the Form 8-K of Spinnaker Industries, Inc., dated as of March 17, 1998).†
(p)(ii)	Subordinated Note, dated March 17, 1998, issued by Spinnaker Industries, Inc. to S.D. Warren Company in the original principal amount of $7 million bearing interest at a rate of 20% per annum (incorporated by reference to Exhibit 4.1 to the Form 8-K of Spinnaker Industries, Inc., dated as of March 17, 1998).
(p)(iii)	Site Separation and Service Agreement, dated March 17, 1998, between S.D. Warren Company and Spinnaker Industries, Inc. (incorporated by reference by Exhibit 99.1 to the Form 8-K of Spinnaker Industries, Inc., dated March 17, 1998).
(p)(iv)	Lease Agreement, dated March 17, 1998, between S.D. Warren Company and Spinnaker Industries, Inc. (incorporated by reference by Exhibit 99.2 to the Form 8-K of Spinnaker Industries, Inc., dated as of March 17, 1998.)
(q)	Stock Purchase Agreement between Spinnaker Industries, Inc. and Intertape Polymer Group, Inc., dated April 9, 2000 (incorporated by reference to Exhibit 2.1 to Spinnaker Industries, Inc. Form 8-K, dated August 16, 2000).
(r)	Asset Purchase Agreement by and among Registrant, Spinnaker Electrical Tape Company and Intertape Polymer Group, Inc., dated April 9, 2000 (incorporated by reference to Exhibit 2.2 to Spinnaker Industries, Inc. Form 8-K, dated August 16, 2000).
(s)	Information Statement of Lynch Interactive Corporation’s (incorporated by reference to Exhibit 99.1 to Lynch Interactive Corporation’s Form 10-A-1, dated August 18, 2000).
(t)	Separation Agreement, dated as of August 31, 2000, between Registrant and Lynch Interactive Corporation (incorporated by reference to Exhibit 2 to Lynch Interactive Corporation’s Form 10a-1, dated August 18, 2000).
(u)*	Letter of Understanding between Registrant and Louis A. Guzzetti (incorporated by reference to Exhibit (u) to Registrant’s Form 10-K for the year ended December 31, 1999).
(v)	Note from Louis A. Guzzetti, Jr. to Registrant (incorporated by reference to Exhibit 10(v) to Registrant’s Form 10-K for the year ended December 31, 2000).
(w)*	Agreement among Registrant, Mario J. Gabelli and Ralph R. Papitto dated August 17, 2001 pursuant to which, among other things, Registrant agreed to grant Mr. Papitto an option (incorporated by reference to Exhibit 10(w) to Registrant’s Form 8-K dated August 17, 2001).
(x)*	Amendment dated February 7, 2002 among Registrant, Mario J. Gabelli and Ralph R. Papitto, amending the Agreement at Exhibit 10(w) to terminate Registrant’s obligation to grant an option to Mr. Papitto.
(y)*	Lynch Corporation 2001 Equity Incentive Plan adopted December 10, 2001.
(z)	Amended and Restated Credit Agreement by and between Lynch Systems, Inc. and SunTrust Bank dated as of June 10, 2002.
(aa)	Unlimited Continuing Guaranty Agreement by Guarantor, Lynch Corporation, dated June 10, 2002.
(bb)	Restated Loan and Security Agreement by and between M-tron Industries, Inc. and First National Bank of Omaha dated August 31, 2001.
(cc)	First Amendment to Restated Loan and Security Agreement by and between M-tron Industries, Inc. and First National Bank of Omaha dated August 31, 2001.
(dd)	Second Amendment to Restated Loan and Security Agreement dated April 30, 2003 between M-tron Industries, Inc. and First National Bank of Omaha (incorporated by reference to Exhibit 10(dd) to Registrant’s Form 10-Q for the period ending June 30, 2003).

Exhibit
No.		Description

	(ee)	First Amendment and Waiver to Amended and Restated Credit Agreement between Lynch Systems, Inc. and SunTrust Bank dated May 30, 2003 (incorporated by reference to Exhibit 10(ee) to Registrant’s Form 10-Q for the period ending June 30, 2003).
	(ff)	Term Loan Promissory Note between Lynch Systems, Inc. and SunTrust Bank dated August 4, 2003 (incorporated by reference to Exhibit 10(ff) to Registrant’s Form 10-Q for the period ending June 30, 2003).
	(gg)	Second Amendment to Security Deed and Agreement dated August 4, 2003 between Lynch Systems, Inc. and SunTrust Bank (incorporated by reference to Exhibit 10(gg) to Registrant’s Form 10-Q for the period ending June 30, 2003).
	(hh)	Mortgage dated October 21, 2002 by Mortgagor, M-tron Industries, Inc., to Mortgagee, Yankton Area Progressive Growth, Inc.††
	(ii)	Promissory Note between M-tron Industries, Inc. and Yankton Area Progressive Growth, Inc., dated October 21, 2002.††
	(jj)	Standard Loan Agreement by and between M-tron Industries, Inc. and Areawide Business Council, Inc., dated October 10, 2002 and Exhibits thereto.††
	(kk)	Loan Agreement by and between M-tron Industries, Inc. and South Dakota Board of Economic Development, dated December 19, 2002.††
	(ll)	Promissory Note between M-tron Industries, Inc. and South Dakota Board of Economic Development, dated December 19, 2002.††
	(mm)	Employment Agreement by and between M-tron Industries, Inc. and South Dakota Board of Economic Development, dated December 19, 2002.††
14	(A)	Code of Ethics for Senior Executive Personnel (incorporated by reference to Exhibit 14(A) to Registrant’s Form 8-K, dated August 14, 2003).
16		Letter Re: Change in Certifying Accountant (incorporated by reference to Exhibit 16 to Registrant’s Form 8-K, dated March 19, 1996).
21		Subsidiaries of the Registrant.††
23		Consent of Ernst & Young LLP.††
24		Powers of Attorney.††
31		Certifications of Registrant’s principal executive and principal chief financial officer required by Exchange Act Rule 13a-14(a).††
32		Section 1350 Certifications of Registrant’s principal executive and principal financial officers required by Exchange Act Rule 13a-14(b).††
99.1		Amended and Restated Business Conduct Policy.††

*	Management contract or compensatory arrangement.

†	Registrant agrees to furnish a supplemental copy of any omitted schedule to the Securities and Exchange Commission upon request.

††	Filed herewith.

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