Form 10-Q
period 2004-03-31
LYNCH CORP
filed 2004-05-11
CIK 61004

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

Yes   X      No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes          No  X

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.

Class	Outstanding at April 30, 2004
Common Stock, $0.01 par value	1,495,483

INDEX

LYNCH CORPORATION AND SUBSIDIARIES

Part 1 – FINANCIAL INFORMATION –

Item 1 – Financial Statements

LYNCH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – UNAUDITED
(In thousands except share amounts)

	March 31,	December 31,
	2004	2003
		(A)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,914	$3,981
Restricted cash (Note D)	1,125	1,125
Investments – Marketable Securities (Note E)	3,122	2,311
Trade accounts receivables, less allowances of $95 and $91, respectively	2,731	3,366
Unbilled accounts receivable	—	2,431
Inventories (Note F)	4,975	4,911
Deferred income taxes	57	57
Prepaid expenses	429	456

TOTAL CURRENT ASSETS	17,353	18,638

PROPERTY, PLANT AND EQUIPMENT
Land	291	291
Buildings and improvements	4,198	4,198
Machinery and equipment	11,446	11,377

	15,935	15,866
Less: accumulated depreciation	11,901	11,689

	4,034	4,177
OTHER ASSETS	142	204

TOTAL ASSETS	$21,529	$23,019

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable to banks (Note G)	$1,875	$1,976
Trade accounts payable	1,975	2,054
Accrued warranty expense (Note H)	516	585
Accrued compensation expense	1,168	1,219
Accrued income taxes	788	716
Accrued professional fees	212	273
Accrued commissions	450	429
Margin liability on marketable securities	996	1,033
Other accrued expenses	566	664
Customer advances	434	1,206
Current maturities of long-term debt (Note G)	954	998

TOTAL CURRENT LIABILITIES	9,934	11,153

LONG-TERM DEBT (Note G)	816	833

TOTAL LIABILITIES	10,750	11,986

COMMITMENTS AND CONTINGENCIES (Note L)

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value – 10,000,000 shares authorized; 1,513,191 shares issued; 1,495,483 shares outstanding at March 31, 2004, 1,497,883 shares outstanding at December 31, 2003.	15	15
Additional paid-in capital	15,645	15,645
Accumulated deficit	(5,268)	(4,460)
Accumulated other comprehensive Income (Note J)	877	291
Treasury stock, at cost, of 17,708 shares at March 31, 2004 and 15,308 shares at December 31, 2003	(490)	(458)

TOTAL SHAREHOLDERS’ EQUITY	10,779	11,033

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,529	$23,019

(A)
The Balance Sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes

\

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

LYNCH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(In Thousands, except share amounts)

	Three Months Ended
	March 31,
	2004	2003
SALES AND REVENUES	$6,812	$4,744

Cost and expenses:
Manufacturing cost of sales	5,300	3,951
Selling and administrative	2,275	1,833

OPERATING LOSS	(763)	(1,040)

Other income (expense):
Investment Income	4	22
Interest expense	(51)	(69)
Other income	27	—

	(20)	(47)

LOSS BEFORE INCOME TAXES	(783)	(1,087)

(Provision for) benefit from income taxes	(25)	349

NET LOSS	($808)	($738)

Weighted average shares outstanding.	1,497,150	1,497,900

BASIC AND DILUTED LOSS PER SHARE:	$(0.54)	$(0.49)

See accompanying notes

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

LYNCH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS – UNAUDITED
(In Thousands)

	Three Months Ended
	March 31,
	2004	2003
OPERATING ACTIVITIES
Net loss	$(808)	$(738)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	212	243
Amortization of definite-lived intangible assets	62	53
Changes in operating assets and liabilities:
Receivables	3,066	329
Inventories	(64)	(386)
Accounts payable and accrued liabilities	(774)	970
Other assets/liabilities	27	(72)

Net cash provided by operating activities	1,721	399

INVESTING ACTIVITIES
Capital expenditures	(69)	(33)
Purchase of marketable securities	(225)	—
Payment on margin liability on marketable securities	(300)	—

Cash used in investing activities	(594)	(33)

FINANCING ACTIVITIES
Net borrowings (repayment) of notes payable	(101)	124
Repayment of long-term debt	(61)	(52)
Proceeds from long-term debt	—	296
Purchase of treasury stock	(32)	—

Net cash (used in) provided by financing activities	(194)	368

Increase in cash and cash equivalents	933	734
Cash and cash equivalents at beginning of period	3,981	5,986

Cash and cash equivalents at end of period	$4,914	$6,720

See accompanying notes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.	Subsidiaries of the Registrant

As of March 31, 2004, the Subsidiaries of the Registrant are as follows:

Owned By Lynch
Lynch Systems, Inc.	100.0%
M-tron Industries, Inc.	100.0%
M-tron Industries, Ltd.	100.0%

B.	Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

         The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries’ annual report on Form 10-K for the year ended December 31, 2003.

C.	Adoption of Accounting Pronouncements

         In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46, as revised, are required for periods ending after December 15, 2003 for interests in structures that are commonly referred to as special-purpose entities, while the application of this Interpretation for all other types of variable interest entities is required for periods ending after March 15, 2004. The Company does not have any interests in variable interest entities.

D.	Restricted Cash

         At both March 31, 2004 and December 31, 2003, the Company had $1.1 million of Restricted Cash that secures a Letter of Credit issued by Fleet Bank to the First National Bank of Omaha as collateral for its M-tron subsidiary’s loans.

E.	Investments

         The following is a summary of marketable securities (investments) held by the Company (in thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
Equity Securities	Cost	Gains	Losses	Value
March 31, 2004	$2,245	$877	—	$3,122
December 31, 2003	$2,020	$291	—	$2,311

         The Company has a margin liability against this investment of $996,000 at March 31, 2004 and $1,033,000 as of December 31, 2003 which must be settled upon the disposition of the related securities whose fair value is based on quoted market prices. The Company has designated these investments as available for sale pursuant to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

F.	Inventories

         Inventories are stated at the lower of cost or market value. At March 31, 2004, inventories were valued by two methods: last-in, first-out (LIFO) – 80%, and first-in, first-out (FIFO) – 20%. At December 31, 2003, inventories were valued by the same two methods: LIFO – 73%, and FIFO – 27%.

	March 31,	December 31,
	2004	2003
	(In Thousands)
Raw materials	$1,482	$1,394
Work in process	1,225	1,641
Finished goods	2,268	1,876

Total Inventories	$4,975	$4,911

         Current costs exceed LIFO value of inventories by $1,006,000 and $930,000 at March 31, 2004 and December 31, 2003 respectively.

G.	Indebtedness

         On a consolidated basis, at March 31, 2004, Lynch maintains short-term credit facilities totaling $10.0 million, of which $2.3 million was available for future borrowings, including up to $2.3 million for working capital and/or up to $1.6 million for Letters of Credit. These facilities generally limit the credit available under the lines of credit to certain variables, such as inventories and receivables, and are secured by the operating assets of the respective subsidiary borrower, and include various financial covenants, which currently restrict the transfer of substantially all the assets of the subsidiaries. Both M-tron and Lynch Systems intend to renew the credit agreements that expire on April 30, 2004 and May 30, 2004 respectively with the incumbent lenders. (See “Subsequent Events”.)

         Lynch Systems, Inc. and M-tron Industries, Inc. maintain their own credit facilities. The Lynch Systems facility includes an unsecured parent Company guarantee. M-tron’s revolving credit agreement is supported by a $1.0 million Letter of Credit that is secured by a $1.1 million deposit in a Fleet Bank Treasury Fixed Income Fund (see Note D – “Restricted Cash”).

         In general, the credit facilities are secured by property, plant and equipment, inventory, receivables and common stock of certain subsidiaries and contain certain covenants restricting distributions to the Company.

         Notes payable to banks and long-term debt consists of:

	March 31,	December 31,
	2004	2003
	(In Thousands)
Notes payable:
M-tron bank revolving loan at variable interest rates (4.5% at March 31, 2004), due May 2004	$1,875	$1,976
Lynch Systems bank revolving loan at variable interest rates, due June, 2004	—	—

	$1,875	$1,976

Long-term debt:
M-tron commercial bank term loan at variable interest rates (5.0% at March 31, 2004), due September, 2004	$784	$829
Yankton Area Progressive Growth loan at 0.0% interest, due April 2005	150	150
South Dakota Board of Economic Development at a fixed rate of 3%, due December, 2007	282	285
Yankton Areawide Business Council loan at a fixed interest rate of 5.5%, due November 2007	89	90
Lynch Systems term loan at a fixed interest rate of 5.5%, due August 2013	465	477

	1,770	1,831
Current maturities	(954)	(998)

	$816	$833

H.	Long-Term Contracts and Warranty Expense

         Lynch Systems, a 100% wholly owned subsidiary of the Company, is engaged in the manufacture and marketing of glass-forming machines and specialized manufacturing machines. Certain sales contracts require an advance payment (usually 30% of the contract price) which is accounted for as a customer advance. The contractual sales prices are paid either (i) as the manufacturing process reaches specified levels of completion or (ii) based on the shipment date. Guarantees by letter of credit from a qualifying financial institution are required for most sales contracts. Because of the specialized nature of these machines and the period of time needed to complete production and shipping, Lynch Systems accounts for these contracts using the percentage-of-completion accounting method as costs are incurred compared to total estimated project costs (cost to cost basis). At March 31, 2004 and December 31, 2003, unbilled accounts receivable were $0 and $2.4 million, respectively.

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

Balance, December 31, 2003	$585
Warranties issued during the period	55
Settlements made during the period	(124)
Changes in liabilities for pre-existing warranties during the period, including expirations	—

Balance, March 31, 2004	$516

I.	Earnings Per Share and Stockholders’ Equity

         The Company’s basic and diluted earnings per share are equivalent as the options issued in May 2002 to purchase 228,000 shares of the Company’s common stock were anti-dilutive throughout 2003 and the first quarter of 2004.

         On December 10, 2001, the Board of Directors approved, subject to shareholder approval at the May 2002 Annual Meeting, the 2001 Equity Incentive Plan and the issuance of up to 300,000 options to purchase shares of Company common stock to certain employees of the Company, of which 228,000 options were granted (subject to shareholder approval) at $17.50 per share on December 10, 2001. Although the grants were approved by the shareholders on May 2, 2002, the shares are not considered issued until exercised or in the money, neither event having transpired to-date. 216,000 of these options are fully vested, with the remaining options vesting quarterly over the next three quarters.

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

	Three Months Ended
	March 31,
	2004	2003
Net loss as reported	$(808)	$(738)

Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(39)	(39)

Pro forma net loss	$(847)	$(777)

Basic and diluted loss per share:
As reported	$(0.54)	$(0.49)
Pro forma	$(0.57)	$(0.52)

         The net loss as reported in each period did not include any stock-based compensation.

J.	Accumulated Other Comprehensive Income (Loss)

         Total comprehensive loss was $222,000 and $763,000 for the three months ended 3/31/04 and 3/31/03 respectively, including other comprehensive income of $586,000 in the first quarter of 2004 resulting from gains on available for sale securities as compared to other comprehensive loss of $25,000 in the first quarter of 2003 resulting from losses on available for sale securities.

	Three Months Ended
	March 31,
	2004	2003
Net loss as reported	$(808)	$(738)
Unrealized gain (loss) on available for sale securities	586	(25)

Total comprehensive loss	$(222)	$(763)

The components of accumulated other comprehensive income (loss), net of related tax, at March 31, 2004 and December 31, 2003, and March 31, 2003 are as follows:

	March 31,	December 31,	March 31,
	2004	2003	2003

Balance beginning of period	$291	$302	$302
Unrealized gain (loss) on available for-sale securities	586	(11)	(25)

Accumulated other comprehensive income	$877	$291	$277

K.	Segment Information

         The Company has two reportable business segments. The first segment is Lynch Systems’ glass manufacturing equipment business. Frequency control devices (quartz crystals and oscillators) manufactured and sold by M-tron is the other segment. Except for M-tron’s Hong Kong subsidiary which acts as a buying agent and sales representative, the businesses are located domestically.

         Operating loss is equal to revenues less operating expenses, excluding investment income, interest expense and income taxes. The Company allocates a negligible portion of its general corporate expenses to its operating segments.

	Three Months Ended
	March 31
	2004	2003
	(In Thousands)
Revenues
Glass manufacturing equipment – USA	$152	$615

Glass manufacturing equipment – Europe	81	411
Glass manufacturing equipment – Far East	1,959	409
Glass manufacturing equipment – Canada	—	4
Glass manufacturing equipment – All Other	107	44

Total Glass manufacturing equipment – Foreign	2,147	868

Total Glass manufacturing equipment	2,299	1,483

Frequency control devices – USA	2,137	1,514

Frequency control devices – Europe	361	310
Frequency control devices – Far East	1,137	663
Frequency control devices – Canada	428	283
Frequency control devices – All Other	450	491

Total Frequency control devices – Foreign	2,376	1,747

Total Frequency control devices	4,513	3,261

Consolidated Total	$6,812	$4,744

Operating Profit (Loss)
Glass manufacturing equipment	$(392)	$(483)
Frequency control devices	62	(223)

Total manufacturing	$(330)	$(706)

Unallocated Corporate expenses	(433)	(334)

Consolidated Total	$(763)	$(1,040)

Capital Expenditures
Glass manufacturing equipment	$3	$28
Frequency control devices	66	5

Consolidated Total	$69	$33

Total Assets
Glass manufacturing equipment	$10,317	$12,423
Frequency control devices	8,176	8,222
General Corporate	3,018	3,223

Consolidated Total	$21,511	$23,868

Total operating loss of reporting segments	$(763)	$(1,040)
Other profit or loss:
Investment income	4	22
Interest expense	(51)	(69)
Other income	27	—

Loss before income taxes	$(783)	$(1,087)

L.	Commitments and Contingencies

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

1.
In re: Spinnaker Coating, Inc., Debtor/PACE Local 1-1069 v. Spinnaker Coating, Inc., and Lynch Corporation, U.S. Bankruptcy Court, District of Maine, Chapter 11, Adv. Pro. No. 02-2007, and PACE Local 1-1069 v. Spinnaker Industries, Inc., Spinnaker Coating, Inc., and Spinnaker Coating-Maine, Inc., Cumberland County Superior Court, CV-2001-00352.

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

         During a trial management conference on March 24, 2004, the parties agreed to submit a stipulation of facts to the Court in lieu of a trial on any factual issues related to damages. The Court will hear oral argument from the parties on June 17, 2004, related to the pending Motions for Summary Judgment and related to the appropriate measure of damages that may be due pursuant to the Maine Severance Pay Act.

         Lynch believes that, in addition to other defenses, it is not subject to the Maine Severance Pay Act, as now in effect. Management does not believe that the resolution of this case will have a material adverse effect on the Registrant’s consolidated financial condition and operations.

         The Company does not believe that it has any other contingent liabilities related to Spinnaker.

1.	Qui Tam Lawsuit

         There has been no change in the status of this lawsuit as last reported in Registrant’s Form 10-K for its fiscal year ended December 31, 2003.

M.	Income Taxes

         The Company files consolidated federal income tax returns. The Company has a $2,735,000 net operating loss (“NOL”) carry-forward as of December 31, 2003. This NOL expires in 2024 if not utilized prior to that date.

N.	Reclassifications

         Certain amounts in the 2003 financial statements and segment information (Note K) have been eliminated or reclassified to conform to the 2004 presentation. These deletions and reclassifications are immaterial to the consolidated financial statements and segment information taken as a whole.

O.	Guarantees

         The Company presently guarantees (unsecured) the SunTrust Bank loans of its subsidiary, Lynch Systems, and has guaranteed a Letter of Credit issued to the First National Bank of Omaha on behalf of its subsidiary, M-tron Industries, Inc. (see Note G — “Indebtedness Debt”). As of March 31, 2004, there were no obligations to the SunTrust Bank. As of March 31, 2004, the $1,000,000 Letter of Credit issued by Fleet Bank to The First National Bank of Omaha was secured by a $1,125,000 deposit in a Fleet Bank Treasury Fixed Income Fund. (See Note D — “Restricted Cash”.)

         There are no other financial, performance, indirect guarantees or indemnification agreements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

         The Company has identified the accounting policies listed below that we believe are most critical to our financial condition and results of operations, and that require management’s most difficult, subjective and complex judgments in estimating the effect of inherent uncertainties. This section should be read in conjunction with Note 1 to the consolidated financial statements, included in the Company’s Annual Report on Form 10K for the year ended December 31, 2003, which includes other significant accounting policies.

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

         We maintain allowances for doubtful accounts for estimated loses resulting from the inability of our client as to make required payments. We base our estimates on our historical collection experience, current trends, credit policy and relationship of our accounts receivable and revenues. In determining these estimates, we examine historical write-offs of our receivables and review each client’s account to identify any specific customer collection issues. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Our failure to estimate accurately the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, and results of operation.

Inventory Valuation

         Inventories are stated at the lower of cost or market value. Inventories valued using the last-in, first-out (LIFO) method comprised approximately 80%, 73%, and 63% of consolidated inventories at March 31, 2004, December 31, 2003 and 2002, respectively. The balance of inventories are valued using the first-in, first-out (FIFO) method. If actual market conditions are more or less favorable than those projected by management, including the demand for our products, changes in technology, internal labor costs and the costs of materials, adjustments may be required.

Revenue Recognition and Accounting for Long-Term Contracts

         Revenues, with the exception of certain long-term contracts discussed below, are recognized upon shipment when title passes. Shipping costs are included in manufacturing cost of sales.

         Lynch Systems, a 100% owned subsidiary of the Company, is engaged in the manufacture and marketing of glass-forming machines and specialized manufacturing machines. Certain sales contracts require an advance payment (usually 30% of the contract price) which is accounted for as a customer advance. The contractual sales prices are paid either (i) as the manufacturing process reaches specified levels of completion or (ii) based on the shipment date. Guarantees by letter of credit from a qualifying financial institution are required for most sales contracts. Because of the specialized nature of these machines and the period of time needed to complete production and shipping, Lynch Systems accounts for these contracts using the percentage-of-completion accounting method as costs are incurred compared to total estimated project costs (cost to cost basis). At March 31, 2004, and December 31, 2003, unbilled accounts receivable were $0 and $2.4 million respectively.

         The percentage-of-completion method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and milestones set in the contract. These estimates include current customer contract specifications, relation engineering requirements and the achievement of project milestones. Financial management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, financial management is updated on the budgeted costs and required resources to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. In the past, we have occasionally been required to commit unanticipated additional resources to complete projects, which have resulted in lower than anticipated profitability or losses on those contracts. Favorable changes in estimates result in additional profit recognition, while unfavorable changes in estimates result in the reversal of previously recognized earnings to the extent of the error of the estimate. We may experience similar situations in the future. Provisions for estimated loses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

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

Balance, December 31, 2003	$585
Warranties issued during the period	55
Settlements made during the period	(124)
Changes in liabilities for pre-existing warranties during the period, including expirations	—

Balance, March 31, 2004	$516

Results of Operations

First Quarter 2004 Compared to First Quarter 2003

Sales and Revenues/Gross Margin

         Revenues for the first quarter of 2004 increased by $2.1 million from first quarter 2003 to $6.8 million due to (a) continuing improvements in M-tron’s 2004 order flow; (b) Lynch Systems’ low backlog at January 1, 2003 that depressed first quarter 2003 revenue; and (c) the timing of deliveries for orders booked late in the first quarter of 2003 by Lynch Systems.

         First quarter 2004 gross margin as a percent of revenues of 22.2% was 5.5% above the first quarter of 2003 due mainly to the higher level of sales that enabled the company to improve the absorption of its fixed cost manufacturing. In addition, the company’s manufacturing operations were more efficient this year than first quarter 2003 due mainly to overcoming difficulties incurred last year in manufacturing the “Champion” product line.

         Revenues at M-tron increased by $1.3 million, or 38.4%, to $4.5 million for the first quarter of 2004 due primarily to improvements in the general economy and the infrastructure sector of the telecommunications market, and landing new business from targeted accounts.

         Lynch Systems’ revenues for the first quarter of 2004 increased by $0.8 million from the corresponding 2003 period to $2.3 million due mainly to the timing of deliveries for glass machines and spare parts. However, order backlog of $2.2 million at March 31, 2004 represented a reduction of $0.6 million since December 31, 2003 and was $6.5 million less than the backlog last March. (See “Subsequent Events” for recent orders trends).

         M-tron’s gross margin as a percentage of net sales for the three month period of 2004 was up 3.3% to 23.3% from the same period of 2003. The sales improvement of $1,252,000 (38.4%) in the quarter resulted in $401,000 additional gross profit. The benefits of additional volume and of overcoming last years difficulties in manufacturing “Champion” products were apparent in the 32.0% incremental gross margin rate.

         Lynch Systems’ gross margin as a percentage of net sales for the three month period of 2004 improved 10.4% to 20.0% from the same period of 2003. The $318,000 increase in gross profit was the result of (a) the $816,000 (55.0%) sales increase in the first quarter; and (b) improved product mix, representing an incremental gross margin rate of 39.0%.

Operating Loss

         Operating loss for the first quarter 2004 was $763,000 compared to the first quarter 2003 operating loss of $1,040,000, representing a favorable variance of $277,000 on $2,068,000 higher revenue.

         For the first quarter of 2004, M-tron had an operating profit of $0.1 million, an improvement of $0.3 million over the $0.2 million loss in the first quarter of 2003 due mainly to increased revenue.

         For the 2004 first quarter, Lynch Systems had an operating loss of $0.4 million compared to an operating loss of $0.5 million in the first quarter of 2003. Although Lynch Systems gross profit increased by $0.3 million, higher operating costs (mainly variable selling expenses) of $0.2 million reduced the net benefit of $0.8 additional revenue to $0.1 million.

         For the first quarter of 2004, Lynch’s corporate headquarters incurred unallocated expenses of $0.4 million that exceed first quarter 2003 by $0.1 million due mainly to higher professional services fees, liability insurance, and directors fees.

Other Income (Expense), Net

         Investment income decreased $18,000 for the three months ended March 31, 2004 due to lower investment rates (mainly non-dividend paying marketable securities) and lower average cash balances.

         Interest expense of $51,000 for the first quarter 2004 was $18,000 less than the first quarter of 2003 due to fewer Letter of Credit fees, lower average borrowing, and lower interest rates.

         First Quarter 2004 Other income of $27,000 was the result of selling excess equipment that was no longer on the Company’s books.

Income Taxes

         The Company files consolidated federal income tax returns, which includes all subsidiaries.

         First Quarter 2004 income tax includes federal, state, local and foreign taxes. There was no state income tax benefit in first quarter 2004 because tax carry-back is not available to the Company’s Georgia business. There was no federal tax benefit in first quarter 2004 as a result of net operating losses (“NOL’s”) because the Company had previously been refunded all taxes in its carry-back period and there is uncertainty regarding the utilization of the NOL carry-forward. The Company recorded a $25,000 tax provision in first quarter 2004 for foreign taxes at the Hong Kong tax rate on M-tron’s foreign subsidiaries’ earnings.

         The first quarter 2003 income tax benefit included federal, as well as state, local, and foreign taxes. The first quarter 2003 net tax benefit of $349,000 was the result of operating losses incurred which were expected to be realized during the remainder of 2003.

Net Loss

         Net loss for the first quarter of 2004 was $0.8 million compared to a net loss of $0.7 million in the quarter ending March 31, 2003. The $0.1 million additional loss is primarily due to unfavorable income taxes of $0.4 million that exceed the $0.3 million incremental operating profit that was the result of $2.1 million additional revenue. Fully diluted first quarter 2004 loss per share was $0.54 compared to a loss of $0.49 per share in the first quarter 2003.

Backlog/New Orders

         Total backlog of manufactured products at March 31, 2004 was $6.1 million, a $0.5 million improvement over the backlog at December 31, 2003, and $5.2 million less than the backlog at March 31, 2003.

         M-tron’s backlog improved by $1.1 million since December 31, 2003 and $1.3 million since March 31, 2003, due mainly to increasing demand for telecommunications hardware.

         Lynch Systems backlog has declined by $0.6 million since December 31 because there were no orders for glass press machines. First quarter 2004 orders of $1.6 million fell short of first quarter 2003 bookings by $3.8 million; Lynch Systems continues to submit a large number of quotes. (See “Subsequent Events” for recent orders trends).

Financial Condition

         At March 31, 2004, the Company has current assets of $17.4 million and current liabilities of $9.9 million. Working capital was therefore $7.5 million as compared to $7.5 million at December 31, 2003 and $7.6 million at March 31, 2003. The ratio of current assets to current liabilities was 1.75 to 1.00 at March 31, 2004; 1.67 to 1.00 at December 31, 2003; and 1.68 to 1.00 ratio at March 31, 2003.

         Cash provided by operating activities was approximately $1.7 million in the first quarter 2004 compared to cash provided of approximately $0.4 million in the first quarter of 2003. The year over year favorable change in operating cash flow of $1.3 million was mainly the result of $1.3 million difference in cash provided in working capital. Capital expenditures were $69,000 in first quarter 2004 compared to $33,000 in the period ending March 31, 2003.

         Total debt of $3.6 million at March 31, 2004 was $0.2 million less than the amount outstanding at December 31, 2003 and $0.9 million less than the debt at March 31, 2003. The year over year reduction in debt was the result of M-tron’s improved operating performance that enabled it to borrow $0.5 million less on its revolving line of credit while at the same time paying $0.3 million on its funded debt. Debt outstanding at March 31, 2004 included $1.0 million of fixed rate debt at an average interest rate of 4.0%, and $2.6 million of variable rate debt at a March 31, 2004 average interest rate of 4.7%.

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

         At March 31, 2004, the Company’s total cash, cash equivalents and investments in marketable securities total $9.1 million (including $1.1 million of restricted cash). In addition, the Company had a consolidated borrowing capacity of $2.3 million under M-tron’s and LS’s revolving line of credit. Therefore, gross cash and securities and availability under the revolving credit loans total $11.4 million and exceed the combined outstanding debt and margin liability on securities of $4.6 million by $6.8 million. The Company presently does not guarantee M-tron’s bank debt. The parent company has provided an unsecured guarantee of Lynch Systems debt to Sun Trust Bank.

         Lynch Systems is finalizing negotiations to renew its SunTrust Bank loan that matures on May 31, 2004. This incumbent lender has committed to provide up to a $7 million line-of-credit which can be used entirely for stand-by Letters of Credit or up to $2 million for domestic revolving credit within the credit line. At March 31, 2004, there were outstanding Letters of Credit of $96,000 and no borrowings under the working capital line.

         M-tron’s lending bank, First National Bank of Omaha, has agreed to renew the $3 million revolving credit loan which expired on April 30, 2004. (See “Subsequent Events”.)

         The Company has guaranteed a Letter of Credit issued to the First National Bank of Omaha on behalf of its subsidiary, M-tron Industries, Inc. As of March 31, 2004, the $1,000,000 Letter of Credit issued by Fleet Bank to The First National Bank of Omaha was secured by a $1,125,000 deposit in a Fleet Bank Treasury Fixed Income Fund. The Company’s outstanding Letter of Credit in the amount of $1.0 million for the benefit of the bank can be reduced to $500,000 when M-tron is profitable for 5 of 6 consecutive months and the cumulative after tax profit equals or exceeds $500,000. The remaining $500,000 Letter of Credit will be released when the earnings parameters are met for a second time. These thresholds were not met in 2003 or the first quarter of 2004 and there is no assurance they will be met in 2004.

         The Company does not at present have credit facilities at the parent company level. The Company believes that existing cash and cash equivalents, cash generated from operations and available borrowings under its subsidiaries lines of credit will be sufficient to meet its on-going working capital and capital expenditure requirements for the foreseeable future.

Adoption of Accounting Pronouncements

         In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). Fin 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46, as revised, are required to be applied for periods ending after December 15, 2003 for interests in structures that are commonly referred to as special-purpose entities, while the application of this Interpretation for all other types of variable interest entities is required for periods ending after March 15, 2004. The Company does not have any interests in variable interest entities.

Off-Balance Sheet Arrangements

         Aside from the Company’s stand-by Letter of Credit in the amount of $1,000,000, the Company does not have any off-balance sheet arrangements.

Aggregate Contractual Obligations

         Details of the Company’s contractual obligations for short-term debt, long-term debt, leases, purchases and other long term obligations are as follows:

		Payments Due by Period - Including Interest
		Less Than	1 - 3	3 - 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Short-term Debt	$1,882,000	$1,882,000	—	—	—
Long-term Debt Obligations	2,025,000	1,001,000	$702,000	125,000	197,000
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	561,000	205,000	356,000	—	—
Purchase Obligations	—	—	—	—	—
Other Long-term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

TOTAL	$4,468,000	$3,088,000	$1,058,000	$125,000	$197,000

Market Risk

         The Company is exposed to market risk relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amounts of interest earned on the Company’s cash equivalents and short-term investments (approximately $6.0 million at March 31, 2004). The Company generally finances the debt portion of the acquisition of long-term assets with fixed rate, long-term debt. The Company does not use derivative financial instruments for trading or speculative purposes. Management does not foresee any significant changes in the strategies used to manage interest rate risk in the near future, although the strategies may be reevaluated as market conditions dictate. There has been no significant change in market risk since March 31, 2004.

         Since the Company’s international sales are in U.S. Dollars, there is no monetary risk.

         At March 31, 2004, approximately $2.6 million of the Company’s debt bears interest at variable rates. Accordingly, the Company’s earnings and cash flows are only slightly affected by changes in interest rates. Assuming the current level of borrowings for variable rate debt, and assuming a two percentage point increase in the 2004 average interest rate under these borrowings, it is estimated that the Company’s interest expense would change by less than $0.1 million. In the event of an adverse change in interest rates, management would take actions to further mitigate its exposure.

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

Subsequent Events

         On April 27, 2004, Lynch Systems announced it had booked an order in the amount of $6.6 million for tableware manufacturing equipment, half of which will be delivered in 2004 and the remaining half delivered in 2005. This order, from one of the world’s largest producers of tableware and other glass products, includes a variety of systems and components that were designed and developed by Lynch Systems.

         On April 28, 2004, M-tron’s lending bank’s (First National Bank’s of Omaha) credit committee approved the renewal of the $3 million revolving line of credit that was to expire on April 30, 2004. The new credit line will expire on April 30, 2005. The bank also agreed to increase the company’s existing term loan to $1.2 million. The new term loan will be at prime rate plus one-half percent for a period of three years with a five-year amortization schedule.

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

2.
In re: Spinnaker Coating, Inc., Debtor/PACE Local 1-1069 v. Spinnaker Coating, Inc., and Lynch Corporation, U.S. Bankruptcy Court, District of Maine, Chapter 11, Adv. Pro. No. 02-2007, and PACE Local 1-1069 v. Spinnaker Industries, Inc., Spinnaker Coating, Inc., and Spinnaker Coating-Maine, Inc., Cumberland County Superior Court, CV-2001-00352.

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

         During a trial management conference on March 24, 2004, the parties agreed to submit a stipulation of facts to the Court in lieu of a trial on any factual issues related to damages. The Court will hear oral argument from the parties on June 17, 2004, related to the pending Motions for Summary Judgment and related to the appropriate measure of damages that may be due pursuant to the Maine Severance Pay Act.

         Lynch believes that, in addition to other defenses, it is not subject to the Maine Severance Pay Act, as now in effect. Management does not believe that the resolution of this case will have a material adverse effect on the Registrant’s consolidated financial condition and operations.

         The Company does not believe that it has any other contingent liabilities related to Spinnaker.

3.	Qui Tam Lawsuit

         There has been no change in the status of this lawsuit as last reported in Registrant’s Form 10-K for its fiscal year ended December 31, 2003.

Item 2.	Issuer Purchase of Its Equity Securities

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares
			Part of Publicly	that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs
February 4, 2004 To February 29, 2004	400	$12.5125	400	49,600 Shares
March 1, 2004 - March 31, 2004	2,000	$13.5000	2,000	47,600 Shares
Total	2,400	$13.3770	2,400	47,600 Shares

         On February 4, 2004, Lynch announced that on January 23, 2004, the Board of Directors authorized the repurchase of up to 50,000 shares of the Company’s outstanding common stock. The timing of the buy-back and the exact number of shares purchased will depend on market conditions; this program does not have an expiration date. The Company will buy back shares through both public and private channels at prices believed to be appropriate and in the best interest of shareholders.

         As of March 31, 2004, the Company has repurchased 2,400 shares in the amount of $32,105, at an average price of $13.377 per share. 47,600 shares may yet be purchased under this program.

Item 4.	Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders of the Registrant held on May 6, 2004:

         The following persons were elected as Directors with the following votes:

Name	Votes For	Votes Withheld
Val Cerutti	1,399,589	5,291
Mario J. Gabelli	1,399,589	5,291
Avrum Gray	1,402,289	2,591
Ralph R. Papitto	1,401,637	3,243
Anthony R. Pustorino	1,399,589	5,291

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith:

31	Certifications of Registrant’s principal executive and principal financial officers required by Exchange Act Rule 13a-14(a).

32	Section 1350 Certifications of Registrant’s principal executive and principal financial officers required by Exchange Act Rule 13a-14(b).

(b)	Report on Form 8-K:

1. Registrant’s press release announcing its results of operations for the fourth quarter and fiscal year ending December 31, 2003 was filed with a Form 8-K on April 14, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYNCH CORPORATION (Registrant)
By:

May 11, 2004	/s/ RAYMOND H. KELLER
Raymond H. Keller
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

31	Certification of Registrant’s principal executive principal financial Officers required by Exchange Act Rule 13a-14(a). ††

32	Section 1350 Certifications of Registrant’s principal executive and principal financial officers required by Exchange Act Rule 13a-14(b). ††

††	Filed herewith.

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