Form 10-Q
period 2004-06-30
LYNCH CORP
filed 2004-08-12
CIK 61004

SECURITIES & EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

Yes [X]   No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.

Class	Outstanding at August 1, 2004

Common Stock, $0.01 par value	1,495,483

INDEX

LYNCH CORPORATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets: - June 30, 2004 - December 31, 2003
Condensed Consolidated Statements of Operations: - Three months ended June 30, 2004 and 2003 - Six months ended June 30, 2004 and 2003
Condensed Consolidated Statements of Cash Flows: - Six months ended June 30, 2004 and 2003
Notes to Condensed Consolidated Financial Statements:
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Item 4. Controls and Procedures
PART II.	OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Issuer Purchase of Its Equity Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EX-10.(NN) THIRD AMEND. TO RESTATED LOAN AND SECURITY AGREEMENT
EX-10.(OO) SECOND AMEND. TO AMENDED & RESTATED CREDIT AGREEMENT
EX-10.(PP) TERM LOAN NOTE
EX-31 SECTION 302 CERTIFICATIONS OF CEO & CFO
EX-32 SECTION 906 CERTIFICATIONS OF CEO & CFO

Part 1 - FINANCIAL INFORMATION –

Item 1 - Financial Statements

LYNCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands except share amounts)

	June 30,	December 31,
	2004	2003
	(unaudited)	(A)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,055	$3,981
Restricted cash (Note D)	1,125	1,125
Investments – Marketable Securities (Note E)	3,376	2,311
Trade accounts receivables, less allowances of $96 and $91, respectively	3,622	3,366
Unbilled accounts receivable	81	2,431
Inventories (Note F)	6,015	4,911
Deferred income taxes	57	57
Prepaid expenses	452	456

TOTAL CURRENT ASSETS	17,783	18,638

PROPERTY, PLANT AND EQUIPMENT
Land	291	291
Buildings and improvements	4,198	4,198
Machinery and equipment	11,562	11,377

	16,051	15,866
Less: accumulated depreciation	(12,117)	(11,689)

	3,934	4,177
OTHER ASSETS	81	204

TOTAL ASSETS	$21,798	$23,019

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable to banks (Note G)	$1,879	$1,976
Trade accounts payable	2,290	2,054
Accrued warranty expense (Note H)	424	585
Accrued compensation expense	766	1,219
Accrued income taxes	862	716
Accrued professional fees	225	273
Accrued commissions	203	429
Margin liability on marketable securities	1,535	1,033
Other accrued expenses (Note L)	1,065	664
Customer advances	836	1,206
Current maturities of long-term debt (Note G)	331	998

TOTAL CURRENT LIABILITIES	10,416	11,153

LONG-TERM DEBT (Note G)	1,438	833

TOTAL LIABILITIES	11,854	11,986

COMMITMENTS AND CONTINGENCIES (Note L)

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value – 10,000,000 shares authorized; 1,513,191 shares issued; 1,495,483 shares outstanding at June 30, 2004, 1,497,883 shares outstanding at December 31,2003.	15	15
Additional paid-in capital	15,645	15,645
Accumulated deficit	(5,828)	(4,460)
Accumulated other comprehensive Income (Note J)	602	291
Treasury stock, at cost, of 17,708 shares at June 30, 2004, and 15,308 shares at December 31, 2003	(490)	(458)

TOTAL SHAREHOLDERS’ EQUITY	9,944	11,033

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,798	$23,019

(A)	The Balance Sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

LYNCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(In Thousands, except share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
SALES AND REVENUES	$6,736	$6,714	$13,548	$11,458
Cost and expenses:
Manufacturing cost of sales	4,750	4,982	10,050	8,933
Selling and administrative	2,028	2,010	4,303	3,843
Lawsuit settlement provision (Note L)	425	—	425	—

OPERATING LOSS	(467)	(278)	(1,230)	(1,318)

Other income (expense):
Investment Income	4	153	8	168
Interest expense	(62)	(93)	(113)	(162)
Other income (expense)	(5)	2	22	9

	(63)	62	(83)	15

LOSS BEFORE INCOME TAXES	(530)	(216)	(1,313)	(1,303)

(Provision for) benefit from income taxes	(30)	43	(55)	392

NET LOSS	$(560)	$(173)	$(1,368)	$(911)

Weighted average shares outstanding	1,495,500	1,497,900	1,496,300	1,497,900

BASIC AND DILUTED LOSS PER SHARE:	$(0.37)	$(0.12)	$(0.91)	$(0.61)

See accompanying notes

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

LYNCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
(In Thousands)

	Six Months Ended
	June 30,
	2004	2003
OPERATING ACTIVITIES
Net loss	$(1,368)	$(911)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	428	483
Amortization of definite-lived intangible assets	123	134
Lawsuit settlement provision (Note L)	425	—
Gain realized on sale of marketable securities	—	(134)
Changes in operating assets and liabilities:
Receivables	2,094	(716)
Inventories	(1,104)	(1,131)
Accounts payable and accrued liabilities	(98)	1,363
Other assets/liabilities	3	(109)

Net cash provided by (used in) operating activities	503	(1,021)

INVESTING ACTIVITIES
Capital expenditures	(184)	(108)
Proceeds from sale of marketable securities	—	252
Purchase of marketable securities	(754)	(113)
Payment on margin liability on marketable securities	(300)	(143)

Cash (used in) investing activities	(1,238)	(112)

FINANCING ACTIVITIES
Net borrowings (repayments) of notes payable	(97)	377
Repayment of long-term debt	(62)	(109)
Proceeds from long-term debt	—	296
Purchase of treasury stock	(32)	—

Net cash (used in) provided by financing activities	(191)	564

Increase (decrease) in cash and cash equivalents	(926)	(569)
Cash and cash equivalents at beginning of period	3,981	5,986

Cash and cash equivalents at end of period	$3,055	$5,417

See accompanying notes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. Subsidiaries of the Registrant

Lynch Corporation dissolved its 100 percent owned, inactive subsidiaries, Lynch International Holding Corporation and Lynch-AMAV in Delaware, their State of incorporation on June 30, 2004.

As of June 30, 2004, the Subsidiaries of the Registrant are as follows:

Owned By Lynch
Lynch Systems, Inc.	100.0%
M-tron Industries, Inc.	100.0%
M-tron Industries, Ltd.	100.0%

B. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

C. Adoption of Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No 51” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46, as revised, are required for periods ending after December 15, 2003 for interests in structures that are commonly referred to as special-purpose entities, while the application of this Interpretation for all other types of variable interest entities is required for periods ended March 15, 2004. The Company does not have any interests in variable interest entities.

D. Restricted Cash

     At both June 30, 2004 and December 31, 2003, the Company had $1.1 million of Restricted Cash that secures a Letter of Credit issued by Fleet Bank to the First National Bank of Omaha as collateral for its M-tron subsidiary’s loans.

E. Investments

     The following is a summary of marketable securities (investments) held by the Company (in Thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
Equity Securities	Cost	Gains	Losses	Value
June 30, 2004	$2,774	$602	—	$3,376

December 31, 2003	$2,020	$291	—	$2,311

     The Company has a margin liability against this investment of $1,535,000 at June 30, 2004 and of $1,033,000 at December 31, 2003 which must be settled upon the disposition of the related securities whose fair value is based on quoted market prices. The Company has designated these investments as available for sale pursuant to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

F. Inventories

     Inventories are stated at the lower of cost or market value. At June 30, 2004, inventories were valued by two methods: last-in, first-out (LIFO) 74%, and first-in, first-out (FIFO) 26%. At December 31, 2003, inventories were valued by the same two methods: LIFO – 73%, and FIFO - 27%.

	June 30,	December 31,
	2004	2003
	(In Thousands)
Raw materials	$1,605	$1,394
Work in process	2,066	1,641
Finished goods	2,344	1,876

Total Inventories	$6,015	$4,911

     Current costs exceed LIFO value of inventories by $1,031,000 and $930,000 at June 30, 2004 and December 31, 2003 respectively.

G. Indebtedness

     On a consolidated basis, at June 30, 2004, Lynch maintains short-term credit facilities totaling $10.0 million, of which $3.6 million was available for future borrowings, including up to $3.6 million for working capital and/or up to $2.4 million for Letters of Credit. These facilities generally limit the credit available under the lines of credit to certain variables, such as inventories and receivables, and are secured by the operating assets of the respective subsidiary borrower, and include various financial covenants, which currently restrict the transfer of substantially all the assets of the subsidiaries. Both M-tron and Lynch Systems renewed the credit agreements that expired on April 30, 2004 and May 30, 2004 respectively with the incumbent lenders for another year.

     Lynch Systems, Inc. and M-tron Industries, Inc. maintain their own credit facilities. The Lynch Systems facilities includes an unsecured parent Company guarantee. M-tron’s revolving credit agreement is supported by a $1.0 million Letter of Credit that is secured by a $1.1 million deposit in a Fleet Bank Treasury Fixed Income Fund (see Note D – “Restricted Cash”).

     In general, the credit facilities are secured by property, plant and equipment, inventory, receivables and common stock of certain subsidiaries and contain certain covenants restricting distributions to the Company.

     Notes payable to banks and long-term debt consists of:

	June 30,	December 31,
	2004	2003
	(In Thousands)
Notes payable:
M-tron bank revolving loan at variable interest rates (4.5% at June 30, 2004), due May 2005	$1,879	$1,976
Lynch Systems bank revolving loan at variable interest rates, due June, 2005	—	—

	$1,879	$1,976

Long-term debt:
M-tron commercial bank term loan at variable interest rates (4.5% at June 30, 2004), due May, 2007	$800	$829
Yankton Area Progressive Growth loan at 0.0% interest, due April 2005	150	150
South Dakota Board of Economic Development at a fixed rate of 3%, due December , 2007	279	285
Yankton Areawide Business Council loan at a fixed interest rate of 5.5%, due November 2007	87	90
Lynch Systems term loan at a fixed interest rate of 5.5%, due August 2013	453	477

	1,769	1,831
Current maturities	(331)	(998)

	$1,438	$833

H. Long-Term Contracts and Warranty Expense

     Lynch Systems, a 100% wholly owned subsidiary of the Company, is engaged in the manufacture and marketing of glass-forming machines and specialized manufacturing machines. Certain sales contracts require an advance payment (usually 30% of the contract price) which is accounted for as a customer advance. The contractual sales prices are paid either (i) as the manufacturing process reaches specified levels of completion or (ii) based on the shipment date or (iii) negotiated terms of sale. Guarantees by letter of credit from a qualifying financial institution are required for most sales contracts. Because of the specialized nature of these machines and the period of time needed to complete production and shipping, Lynch Systems accounts for these contracts using the percentage-of-completion accounting method as costs are incurred compared to total estimated project costs (cost to cost basis). At June 30, 2004 and December 31, 2003, unbilled accounts receivable were $0.1 million and $2.4 million, respectively.

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

Balance, December 31, 2003	$585
Warranties issued during the period	162
Settlements made during the period	(272)
Changes in liabilities for pre-existing warranties during the period, including expirations	(51)

Balance, June 30, 2004	$424

I. Earnings Per Share and Stockholders’ Equity

     The Company’s basic and diluted earnings per share are equivalent as the options issued in May 2002 to purchase 228,000 shares of the Company’s common stock were anti-dilutive throughout 2003 and throughout the first half of 2004.

     On December 10, 2001, the Board of Directors approved, subject to shareholder approval at the May 2002 Annual Meeting, the 2001 Equity Incentive Plan and the issuance of up to 300,000 options to purchase shares of Company common stock to certain employees of the Company, of which 228,000 options were granted (subject to shareholder approval) at $17.50 per share on December 10, 2001. Although the grants were approved by the shareholders on May 2, 2002, the shares are not considered issued until exercised or in the money, neither event having transpired to-date. 220,000 of these options are fully vested, with the remaining options vesting quarterly over the next two quarters.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss as reported	$(560)	$(173)	$(1,368)	$(911)

Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(38)	(38)	(77)	(77)

Pro forma net loss	$(598)	$(211)	$(1,445)	$(988)

Basic and diluted loss per share:
As reported	$(0.37)	$(0.12)	$(0.91)	$(0.61)
Pro forma	$(0.40)	$(0.14)	$(0.97)	$(0.66)

     The net loss as reported in each period did not include any stock-based compensation.

     During the quarter, the Company paid $382,000 to settle a previously recorded liability related to the stock appreciation rights for certain employees at Lynch Systems.

J. Accumulated Other Comprehensive Income (Loss)

     Total comprehensive loss was $835,000 in the three months ended June 30, 2004, as opposed to a total comprehensive loss of $140,000 in the second quarter of 2003. “Other” comprehensive loss, resulting from losses on available for sale securities, included in the total comprehensive loss was $275,000 in the second quarter of 2004 as opposed to a gain of $33,000 in the quarter ending June 30, 2003.

     Total comprehensive loss was $1,057,000 and $903,000 for the six months ended 6/30/04 and 6/30/03 respectively, including other comprehensive income of $311,000 in the first half of 2004 and other comprehensive income of $8,000 in the first half of 2003 resulting from gains on available for sale securities.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss as reported	$(560)	$(173)	$(1,368)	$(911)
Unrealized gain (loss) on available for sale securities	(275)	33	311	8

Total comprehensive loss	$(835)	$(140)	$(1,057)	$(903)

The components of accumulated other comprehensive income (loss), net of related tax, at June 30, 2004 and December 31, 2003, and June 30, 2003 are as follows:

	June 30,	December 31,	June 30,
	2004	2003	2003
Balance beginning of period	$291	$302	$302
Unrealized gain (loss) on available for-sale securities	311	(11)	8

Accumulated other comprehensive income	$602	$291	$310

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

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2004	2003	2004	2003
	(In Thousands)		(In Thousands)
Revenues
Glass manufacturing equipment – USA	$181	$2,077	$333	$2,693

Glass manufacturing equipment - Foreign	970	1,105	3,117	1,972

Total Glass manufacturing equipment	1,151	3,182	3,450	4,665

Frequency control devices – USA	2,052	1,753	4,189	3,267

Frequency control devices - Foreign	3,533	1,779	5,909	3,526

Total Frequency control devices	5,585	3,532	10,098	6,793

Consolidated Total	$6,736	$6,714	$13,548	$11,458

Operating Profit (Loss)
Glass manufacturing equipment	$(130)	$146	$(522)	$(337)
Frequency control devices	407	(6)	469	(229)

Total manufacturing	277	140	(53)	(566)

Unallocated Corporate expenses	(744)	(418)	(1,177)	(752)

Consolidated Total	$(467)	$(278)	$(1,230)	$(1,318)

Capital Expenditures
Glass manufacturing equipment	$10	$28	$13	$56
Frequency control devices	105	47	171	52

Consolidated Total	$115	$75	$184	$108

Total Assets

Glass manufacturing equipment			$9,902	$12,481
Frequency control devices			9,018	8,383
General Corporate			2,878	3,416

Consolidated Total			$21,798	$24,280

Total operating loss of reporting segments	$(467)	$(278)	$(1,230)	$(1,318)

Other profit or loss:
Investment income	4	155	8	177
Interest expense	(62)	(93)	(113)	(162)
Other income (expense)	(5)	—	22	—

Loss before income taxes	$(530)	$(216)	$(1,313)	$(1,303)

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

     On March 8, 2004, Lynch filed a Motion for Summary Judgment on the issue of an exemption under the Maine Severance Pay Act, based upon the nexus between the plant closure in Westbrook, Maine and the Spinnaker defendants’ bankruptcy filing. PACE concurrently filed a Motion for Summary Judgment on Count II of the complaint on March 8, 2004.

     During a trial management conference on March 24, 2004, the parties agreed to submit a Stipulation of Facts to the Court in lieu of a trial on any remaining issues in the case. The Court has not yet scheduled oral arguments from the parties related to the pending motions for summary judgment and related to any remaining issues in the case.

     At a Settlement Conference held in the Cumberland County Superior Court (Portland, Maine), the Company offered $425,000 in full settlement of the PACE claim. Both parties have continued negotiations that could lead to a settlement. During the 2nd quarter of 2004, the Company has provided for this $425,000 potential settlement.

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

M. Income Taxes

     The Company files consolidated federal income tax returns. The Company has a $2,375,000 net operating loss (“NOL”) carry-forward as of December 31, 2003. This NOL expires in 2024 if not utilized prior to that date.

N. Guarantees

     The Company presently guarantees (unsecured) the SunTrust Bank loans of its subsidiary, Lynch Systems, and has guaranteed a Letter of Credit issued to the First National Bank of Omaha on behalf of its subsidiary, M-tron Industries, Inc. (see Note G – “Indebtedness Debt”). As of June 30, 2004, there were no obligations to the SunTrust Bank. As of June 30, 2004, the $1,000,000 Letter of Credit issued by Fleet Bank to The First National Bank of Omaha was secured by a $1,125,000 deposit in a Fleet Bank Treasury Fixed Income Fund. (See Note D – “Restricted Cash”).

     There were no other financial, performance, indirect guarantees or indemnification agreements.

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

Inventory Valuation

     Inventories are stated at the lower of cost or market value. Inventories valued using the last-in, first-out (LIFO) method comprised approximately 74%, 73% and 63% of consolidated inventories at June 30, 2004, December 31, 2003 and 2002, respectively. The balance of inventories are valued using the first-in-first-out (FIFO) method. If actual market conditions are more or less favorable than those projected by management, including the demand for our products, changes in technology, internal labor costs and the costs of materials, adjustments may be required.

Revenue Recognition and Accounting for Long-Term Contracts

     Revenues, with the exception of certain long-term contracts discussed below, are recognized upon shipment when title passes. Shipping costs are included in manufacturing cost of sales.

     Lynch Systems, a 100% owned subsidiary of the Company, is engaged in the manufacture and marketing of glass-forming machines and specialized manufacturing machines. Certain sales contracts require an advance payment (usually 30% of the contract price) which is accounted for as a customer advance. The contractual sales prices are paid either (i) as the manufacturing process reaches specified levels of completion or (ii) based on the shipment date or (iii) negotiated terms of sale. Guarantees by letter of credit from a qualifying financial institution are required for most sales contracts. Because of the specialized nature of these machines and the period of time needed to complete production and shipping, Lynch Systems accounts for these contracts using the percentage-of-completion accounting method as costs are incurred compared to total estimated project costs (cost to cost basis). At June 30, 2004, and December 31, 2003, unbilled accounts receivable were $0.1 and $2.4 million respectively.

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

Balance, December 31, 2003	$585
Warranties issued during the period	162
Settlements made during the period	(272)
Changes in liabilities for pre-existing warranties during the period, including expirations	(51)

Balance, June 30, 2004	$424

Results of Operations

Second Quarter 2004 and Six Months 2004 Compared to 2003

Sales and Revenues/Gross Margin

     Revenues for the second quarter of 2004 of $6.7 million were equal to second quarter 2003 revenues. Improvements in M-tron’s sales were offset by reduced sales at Lynch Systems that was caused by Lynch Systems’ low backlog at December 31, 2003 and the timing of deliveries for orders booked by Lynch Systems in April of 2004 that combined to depress System’s second quarter and first half 2004 revenue.

     Six months 2004 sales of $13.5 million were $2.1 million greater than the $11.4 million revenue recorded in the first six months of 2003 due to the low opening backlog and the delivery schedules for glass press machines that depressed Lynch Systems’ first half 2004 sales by $1.2 million that was overcome by improvements in the telecommunications market that resulted in $3.3 million higher sales at M-tron.

     Second quarter 2004 gross margin as a percent of sales was 29.5% or 3.7 points better than the 25.8% gross margin achieved in the second quarter of 2003 due to mainly (a) the 58% volume increase at M-tron, (b) additional absorption of fixed manufacturing costs at M-tron, and (c) efficiently producing Champion products that had caused unfavorable variances in the prior year.

     Six month 2004 gross margin as a percent of revenues of 25.8% was 3.8% above the first half of 2003 due mainly to the higher level of sales at M-tron.

     Revenues at M-tron increased by $2.1 million, or 58.1%, to $5.6 million for the second quarter of 2004 and by $3.3 million, or 48.7%, to $10.1 million for the six month period ending June 2004 due primarily (a) a stronger general economy, (b) improvements in the infrastructure segment of the telecommunications market; and (c) landing new customers.

     Lynch Systems’ second quarter 2004 revenue of $1.2 million was $2.0 million, or 63.8%, below the same period of 2003. Lynch Systems’ revenues for the first six months of 2004 declined by $1.2 million from the corresponding 2003 period to $3.5 million due mainly to depressed bookings for glass press machines throughout the second half of 2003. However, order backlog of $8.8 million at June 30, 2004 represented an improvement of $6.0 million since December 31, 2003. The Company expects to recognize half of the $6.6 million tableware order that was booked on April 27, 2004 in fiscal 2004, the gross margin on this contract may be less than historical rates.

     M-tron’s gross margin as a percentage of net sales for the second quarter of 2004 improved over the same period of 2003 by 2.1% to 26.4%. M-tron’s gross margin of 25.0% for the six month period ending June 30, 2004 represented a 2.8% improvement over the 22.2% gross margin achieved in the first half of 2003. The sales improvement in the second quarter and six month period ending June 30, 2004 of 58.1% and 48.7% respectively combined with selective price increases and operational efficiencies caused the improved gross margin rates. M-tron achieved an incremental gross profit rate of 30.8% in the first half of 2004.

     Lynch Systems’ gross margin as a percentage of net sales for the second quarter of 2004 improved 17.0% to 44.4% compared to the same period of 2003. Lynch Systems’ gross margin of 28.1% for the six month period ending June, 2004 was 6.3% better than the first half 2003 gross margin of 21.8 percent. These improvements in the second quarter and in the first half of 2004 were the result of high margin repair part sales that represented a much higher proportion of total sales (80% in 2Q 2004 versus 25% in 2Q 2003; 49% year-to-date versus 30% in first half 2003 at a gross margin rate of 49.6% in the second quarter and 38.5% in the period ending June 30, 2004).

Operating Loss

     Operating loss for the second quarter 2004 including a $425,000 expense provision for a potential legal settlement was $0.5 million compared to the second quarter 2003 operating loss of $0.3 million, representing an unfavorable variance of $0.2 million on equal revenue.

     Six months 2004 operating loss of $1.2 million was $0.1 million less than the first half 2003 loss of $1.3 million because the gross margin on $2.1 million additional revenue was virtually offset by the $425,000 provision for a potential legal settlement.

     For the second quarter of 2004, M-tron had an operating profit of $407,000, an improvement of $413,000 over the $6,000 loss in the second quarter of 2003. M-tron’s six month 2004 operating profit of $469,000 represented a major improvement of $698,000 when compared to M-tron’s $229,000 operating loss in the six month period ending June 30, 2003. The operating profit improvements were due mainly to the 58.1% sales increase in the second quarter and 48.7% six month increase mentioned above and better product mix.

     For the 2004 second quarter, Lynch Systems had an operating loss of $130,000 compared to an operating profit of $146,000 in the second quarter of 2003. Lynch Systems’ first half 2004 operating loss of $522,000 was $185,000 unfavorable to the six month 2003 operating loss of $337,000. Although Lynch Systems second quarter and six months 2004 gross margin rate improved by 17.0% and 6.3% respectively, the company could not compensate for the volume decline mentioned above and higher variable selling and engineering expenses incurred in the first quarter of 2004.

     Lynch’s corporate headquarters incurred unallocated expenses of $744,000 in the second quarter of 2004, bringing the six months 2004 headquarters expense to $1,177,000. The second quarter and six month 2004 headquarters expenses exceeded the prior year by $326,000 and $425,000 respectively due to higher professional fees, liability insurance (D&O), directors fees, and a $425,000 provision in second quarter 2004 for the potential settlement of the PACE suit as previously described in Note L.

Other Income (Expense), Net

     Second quarter and first half 2004 investment income was $149,000 and $160,000 respectively less than 2003 due to (a) lower average cash balances, (b) investment in non-dividend paying securities, and (c) a realized gain on sale of marketable securities in 2Q 2003 in the amount of $134,000.

     Second quarter interest expense of $62,000 was less than 2003 by $31,000 due to fewer and lower Letter of Credit fees and lower average borrowing to fund M-tron’s losses.

     Interest expense of $113,000 for the first six months of 2004 was $49,000 less than the $162,000 incurred in the first half of 2003 due to fewer Letter of Credit fees, lower average borrowing to fund M-tron’s losses, and lower interest rates.

     Six month 2004 other income of $22,000 was mainly the result of selling excess equipment that had no book value for $27,000 in the first quarter.

Income Taxes

     The Company files consolidated federal income tax returns, which includes all subsidiaries.

     First half 2004 income tax includes federal, state, local and foreign taxes. There was no state income tax benefit in first six months of 2004 because tax carry-back is not available to the Company’s Georgia business. There was no federal tax benefit in the first half of 2004 as a result of net operating losses (“NOL’s”) because the Company had previously been refunded all taxes in its carry-back period and there is uncertainty regarding the utilization of the NOL carry-forward. The Company recorded a $30,000 tax provision in second quarter 2004 and $55,000 for the six month period ending June 30, 2004 for taxes at the Hong Kong tax rate on M-tron’s foreign subsidiaries’ earnings.

     The six month 2003 income tax benefit included federal, as well as state, local, and foreign taxes. The second quarter 2003 and six month 2003 net tax benefit of $43,000 and $392,000 respectively was the result of operating losses incurred which were expected to be realized during the remainder of 2003.

Net Loss

      Net loss for the second quarter of 2004 was $560,000 compared to a net loss of $173,000 in the quarter ending June 30, 2003. Six month 2004 net loss of $1,368,000 was unfavorable to the $911,000 net loss in the first six months of 2003 by $457,000. The $387,000 additional loss in the second quarter is primarily due to income tax expense of $30,000 versus a $43,000 tax benefit last year and the $425,000 legal settlement provision recorded in the second quarter of 2004. As a result, fully diluted second quarter 2004 loss per share was $0.37 compared to a loss of $0.12 per share in the second quarter 2003.

     First half 2004 fully diluted loss per share of $0.91 was $0.30 per share worse than the $0.61 per share loss in the first half of 2003 due mainly to the 2004 sales increase of $2.1 million that resulted in additional gross profit being more than offset by (a) the $425,000 legal settlement provision in 2004; (b) a tax provision in 2004 of $55,000 compared to a $392,000 tax benefit in 2003; and (c) $160,000 less investment income due mainly to a realized gain on sale of marketable securities in 2003 of $134,000.

Backlog/New Orders

     Total backlog of manufactured products at June 30, 2004 was $12.1 million, a $6.5 million improvement over the backlog at December 31, 2003, and $0.5 million less than the backlog at June 30, 2003.

     M-tron’s backlog improved by $0.7 million since last June and $0.5 since December 31, 2003, due mainly to increasing demand for telecommunications hardware.

     Lynch Systems backlog has improved by $6.0 million since December 31, 2003 as a result of a $6.6 million order for tableware manufacturing equipment. First half 2004 bookings of $9.5 million were $1.8 million less than first half 2003 due to the lack of glass press machine orders in 2004.

Financial Condition

     At June 30, 2004, the Company has current assets of $17.8 million and current liabilities of $10.4 million. Working capital was therefore $7.4 million as compared to $7.5 million at December 31, 2003 and $8.1 million at June 30, 2003. The ratio of current assets to current liabilities was 1.71 to 1.00 at June 30, 2004; 1.67 to 1.00 at December 31, 2003; and 1.71 to 1.00 ratio at June 30, 2003.

     Cash provided in operating activities was approximately $0.5 million in the first half of 2004 compared to cash used of approximately $1.0 million in the first half of 2003. The year over year favorable change in operating cash flow of $1.5 million was mainly the result of $1.4 million less cash used in working capital. Capital expenditures were $184,000 in the first half of 2004 compared to $108,000 in the period ending June 30, 2003.

     Total debt of $3.6 million at June 30, 2004 was $0.2 million less than the amount outstanding at December 31, 2003 and $1.1 million less than the debt at June 30, 2003. The year over year reduction in debt is primarily due to M-tron’s improved operating results that enabled it to reduce its revolving credit loan by $735,000 while at the same time reducing its funded debt by $305,000. Debt outstanding at June 30, 2004 included $0.9 million of fixed rate debt at an average interest rate of 3.9%, and $2.7 million of variable rate debt at a June 30, 2004 average interest rate of 4.5%.

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

     At June 30, 2004, the Company’s total cash, cash equivalents and investments in marketable securities total $7.6 million (including $1.1 million of restricted cash). In addition, the Company had a consolidated borrowing capacity of $3.6 million under M-tron’s and LS’s revolving line of credit. Therefore, gross cash and securities and availability under the revolving credit loans total $11.2 million and exceed the combined outstanding debt and margin liability on securities of $5.2 million by $6.0 million.

     On May 29, 2004, Lynch Systems renewed its SunTrust Bank loan with a new maturity date of May 31, 2005. This long-time lender has provided a $7 million line-of-credit which can be used entirely for stand-by Letters of Credit or up to $4 million (formerly $2 million) for domestic revolving credit within the credit line. This loan, as well as the previous loan, includes an unsecured parent company guarantee. At June 30, 2004, there were outstanding Letters of Credit of $35,000 and no borrowings under the working capital line.

     On April 30, 2004, M-tron’s long-time lending bank, First National Bank of Omaha, renewed the $3 million revolving credit loan that now matures on April 30, 2005. On May 14, 2004, M-tron and First National Bank of Omaha also entered into a new term loan arrangement in the amount of $1,200,000. A portion of the proceeds from this new term loan were used to pay off the term loan that had a September 2004 maturity date. This new loan has an April 30, 2007 maturity date and bears interest at the bank’s base rate plus 0.50%. $800,000 is outstanding on the new loan as of June 30, 2004. This loan is secured by the August 31, 2001 loan agreement and $1,000,000 Letter of Credit dated September 9, 2002 issued by Fleet Bank on behalf of Lynch.

     The Company has guaranteed a Letter of Credit issued to the First National Bank of Omaha on behalf of its subsidiary, M-tron Industries, Inc. As of March 31, 2004, the $1,000,000 Letter of Credit issued by Fleet Bank to The First National Bank of Omaha was secured by a $1,125,000 deposit in a Fleet Bank Treasury Fixed Income Fund. The Company’s outstanding Letter of Credit in the amount of $1.0 million for the benefit of the bank can be reduced to $500,000 when M-tron is profitable for 5 of 6 consecutive months and the cumulative after tax profit equals or exceeds $500,000. The remaining $500,000 Letter of Credit will be released when the earnings parameters are met for a second time. These thresholds were not met in 2003 or the first half of 2004 and there is no assurance they will be met in 2004.

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

Aggregate Contractual Obligations

     Details of the Company’s contractual obligations for short-term debt, long-term debt, leases, purchases and other long term obligations are as follows:

	Payments Due by Period – Including Interest (in 000’s)
		Less Than	1 – 3	3 – 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Short-term Debt	$1,942	$1,942	—	—	—
Long-term Debt Obligations	2,003	521	$1,187	$125	$170
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	493	250	243	—	—
Purchase Obligations	—	—	—	—	—
Other Long-term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

TOTAL	$4,438	$2,713	$1,430	$125	$170

Market Risk

     The Company is exposed to market risk relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amounts of interest earned on the Company’s cash equivalents and short-term investments (approximately $4.2 million at June 30, 2004). The Company generally finances the debt portion of the acquisition of long-term assets with fixed rate, long-term debt. The Company does not use derivative financial instruments for trading or speculative purposes. Management does not foresee any significant changes in the strategies used to manage interest rate risk in the near future, although the strategies may be reevaluated as market conditions dictate. There has been no significant change in market risk since June 30, 2004.

     Since the Company’s international sales are in U.S. Dollars, there is no monetary risk.

     At June 30, 2004, approximately $2.7 million of the Company’s debt bears interest at variable rates. Accordingly, the Company’s earnings and cash flows are only slightly affected by changes in interest rates. Assuming the current level of borrowings for variable rate debt, and assuming a two percentage point increase in the 2004 average interest rate under these borrowings, it is estimated that the Company’s interest expense would change by less than $0.1 million. In the event of an adverse change in interest rates, management would take actions to further mitigate its exposure.

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

     On March 8, 2004, Lynch filed a Motion for Summary Judgment on the issue of an exemption under the Maine Severance Pay Act, based upon the nexus between the plant closure in Westbrook, Maine and the Spinnaker defendants’ bankruptcy filing. PACE concurrently filed a Motion for Summary Judgment on Count II of the complaint on March 8, 2004.

     During a Trial Management Conference on March 24, 2004, the parties agreed to submit a Stipulation of Facts to the Court in lieu of a trial on any remaining issues in the case. The Court has not yet scheduled oral arguments from the parties related to the pending motions for summary judgment and related to any remaining issues in the case.

     At a settlement conference held in the Cumberland County Superior Court (Portland, Maine), the Company offered $425,000 in full settlement of the PACE claim. Both parties have continued negotiations that could lead to a settlement. During the 2nd quarter of 2004, the Company has provided for this $425,000 potential settlement.

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

Item 2. Issuer Purchase of Its Equity Securities

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares
			Part of Publicly	that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs
February 4, 2004 To February 29, 2004	400	$12.5125	400	49,600 Shares
March 1, 2004 – March 31, 2004	2,000	$13.5000	2,000	47,600 Shares
April 1, 2004 – June 30, 2004	—	—	—	47,600 Shares

Total	2,400	$13.3770	2,400	47,600 Shares

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

     As of June 30, 2004, the Company has repurchased 2,400 shares in the amount of $32,105, at an average price of $13.377 per share. 47,600 shares may yet be purchased under this program.

Item 4. Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Stockholders of the Registrant held on May 6, 2004:

     The following persons were elected as Directors with the following votes:

Name	Votes For	Votes Withheld
Val Cerutti	1,399,589	5,291
Mario J. Gabelli	1,399,589	5,291
Avrum Gray	1,402,289	2,591
Ralph R. Papitto	1,401,637	3,243
Anthony R. Pustorino	1,399,589	5,291

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith:
	10(nn)	Third Amendment to Restated Loan and Security Agreement dated April 30, 2004 between M-tron Industries, Inc. and First National Bank of Omaha.
	10(oo)	Second Amendment to Amended and Restated Credit Agreement between Lynch Systems, Inc. and SunTrust Bank dated May 29, 2004.
	10(pp)	Term Loan Note between M-tron Industries, Inc. and First National Bank of Omaha dated May 14, 2004.
	31	Certifications of Registrant’s principal executive and principal chief financial officer required by Exchange Act Rule 13a-14(a).
	32	Section 1350 Certifications of Registrant’s principal executive and principal financial officer’s required by Exchange Act Rule 13a-14(b).

(b)	Reports on Form 8-K:
	1.	Registrant’s press release announcing its results of operations for the first quarter ending March 31, 2004 was filed with a Form 8-K on May 13, 2004.

	2.	Registrant’s press release announcing its results of operations for the fourth quarter and year-ending December 31, 2003 was filed with a Form 8-K on April 14, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYNCH CORPORATION
(Registrant)
By:
August 11, 2004	/s/ RAYMOND H. KELLER

Raymond H. Keller
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description
10(nn)	Third Amendment to Restated Loan and Security Agreement dated April 30, 2004 between M-tron Industries, Inc. and First National Bank of Omaha. ††

10(oo)	Second Amendment to Amended and Restated Credit Agreement between Lynch Systems, Inc. and SunTrust Bank dated May 29, 2004. ††

10(pp)	Term Loan Note between M-tron Industries, Inc. and First National Bank of Omaha dated May 14, 2004. ††

31	Certifications of Registrant’s principal executive and principal financial officers required by Exchange Act Rule 13a-14(a). ††

32	Section 1350 Certifications of Registrant’s principal executive and principal financial officers required by Exchange Act Rule 13a-14(b). ††

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