Form 10-Q
period 2004-09-30
LYNCH CORP
filed 2004-11-09
CIK 61004

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 1-106

LYNCH CORPORATION

(Exact name of Registrant as specified in its charter)

Indiana	38-1799862

(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.)

140 Greenwich Avenue, 4th Floor, Greenwich, CT	06830

(Address of principal executive offices)	(Zip Code)

(203) 622-1150

Registrant’s telephone number, including area code

50 Kennedy Plaza, Suite 1250, Providence, RI	02903

(Former address, changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.

Class	Outstanding at November 1, 2004

Common Stock, $0.01 par value	1,632,126

INDEX

LYNCH CORPORATION AND SUBSIDIARIES

Part 1 — FINANCIAL INFORMATION –

Item 1 — Financial Statements

LYNCH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(In Thousands, except share amounts)

	September 30,	December 31,
	2004 (A)	2003 (B)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,647	$3,981
Restricted cash (Note E)	1,125	1,125
Investments – Marketable Securities (Note F)	3,045	2,311
Trade accounts receivables, less allowances of $274 and $91, respectively	5,050	3,366
Unbilled accounts receivable	1,681	2,431
Inventories (Note G)	9,427	4,911
Deferred income taxes	57	57
Prepaid expenses and other current assets	1,621	456

TOTAL CURRENT ASSETS	24,653	18,638

PROPERTY, PLANT AND EQUIPMENT
Land	622	291
Buildings and improvements	6,049	4,198
Machinery and equipment	20,038	11,377

Less: accumulated depreciation	(21,267)	(11,689)

NET PROPERTY PLANT AND EQUIPMENT	5,442	4,177

OTHER ASSETS	3,325	204

TOTAL ASSETS	$33,420	$23,019

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable to banks (Note H)	$2,273	$1,976
Due to seller	8,736	—
Trade accounts payable	3,283	2,054
Accrued warranty expense (Note I)	466	585
Accrued compensation expense	1,281	1,219
Accrued income taxes	649	716
Accrued professional fees	274	273
Accrued commissions	209	429
Margin liability on marketable securities	1,548	1,033
Other accrued expenses (Note M)	1,805	664
Customer advances	1,010	1,206
Current maturities of long-term debt (Note H)	746	998

TOTAL CURRENT LIABILITIES	22,280	11,153

LONG-TERM DEBT (Note H)	2,093	833

TOTAL LIABILITIES	24,373	11,986

COMMITMENTS AND CONTINGENCIES (Note M)

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value – 10,000,000 shares authorized; 1,513,191 shares issued; 1,495,483 shares outstanding at September 30, 2004; 1,497,883 shares outstanding at December 31, 2003;	15	15
Additional paid-in capital	15,645	15,645
Accumulated deficit	(6,394)	(4,460)
Accumulated other comprehensive income (Note K)	271	291
Treasury stock, at cost, of 17,708 shares at September 30, 2004, and 15,308 shares at December 31, 2003	(490)	(458)

TOTAL SHAREHOLDERS’ EQUITY	9,047	11,033

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$33,420	$23,019

(A)	The Consolidated Balance Sheet as of September 30, 2004 includes Piezo Technology, Inc. (“PTI”), acquired by Lynch’s subsidiary, M-tron Industries, Inc., on October 15, 2004, effective September 30, 2004. (See Note D to the Condensed Consolidated Financial Statements.)

(B)	The Balance Sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes

PART I – FINANCIAL INFORMATION

Item 1 — Financial Statements

LYNCH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(In Thousands, except share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
SALES AND REVENUES	$8,257	$7,716	$21,805	$19,174

Cost and expenses:
Manufacturing cost of sales	6,332	5,495	16,382	14,428
Selling and administrative	2,341	2,153	6,644	5,596
Lawsuit settlement provision (Note M)	100	—	525	—

OPERATING LOSS	(516)	68	(1,746)	(1,250)

Other income (expense):
Investment Income	6	360	14	528
Interest expense	(63)	(63)	(176)	(225)
Other income (expense)	23	754	45	763

	(34)	1,051	(117)	1,066

INCOME (LOSS) BEFORE INCOME TAXES	(550)	1,119	(1,863)	(184)

(Provision for) benefit from income taxes	(16)	(336)	(71)	56

NET INCOME (LOSS)	$(566)	$783	$(1,934)	$(128)

Weighted average shares outstanding.	1,495,500	1,497,900	1,496,000	1,497,900

BASIC AND DILUTED INCOME (LOSS) PER SHARE:	$(0.38)	$0.52	$(1.29)	$(0.09)

•	Effective September 30, 2004, the Company acquired, through its subsidiary M-tron Industries, Inc., 100% of the common stock of Piezo Technology, Inc. (See Note D to the Condensed Consolidated Financial Statements.) The three month and nine month results for the periods ending September 30, 2004 do not include Piezo Technology, Inc.

See accompanying notes

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

LYNCH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS — UNAUDITED
(In Thousands)

	Nine Months Ended
	September 30,
	2004	2003
OPERATING ACTIVITIES
Net loss	$(1,934)	$(128)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	650	736
Amortization of definite-lived intangible assets	164	196
Lawsuit settlement provision (Note M)	525	—
Gain realized on sale of marketable securities	—	(483)
Changes in operating assets and liabilities:
Receivables	631	(1,245)
Inventories	(2,031)	(726)
Accounts payable and accrued liabilities	816	3,049
Other assets/liabilities	(352)	(1,584)

Net cash provided by (used in) operating activities	(1,531)	(185)

INVESTING ACTIVITIES
Capital expenditures	(266)	(246)
Proceeds from sale of marketable securities	—	1,041
Purchase of marketable securities	(754)	(1,565)
Payment on margin liability on marketable securities	(300)	(454)

Cash (used in) investing activities	(1,320)	(1,224)

FINANCING ACTIVITIES
Net borrowings (repayments) of notes payable	297	272
Repayment of long-term debt	(137)	(707)
Proceeds from long-term debt	—	794
Purchase of treasury stock	(32)	—

Net cash (used in) provided by financing activities	128	359

Increase (decrease) in cash and cash equivalents	(2,723)	(1,050)
Cash and cash equivalents at beginning of period	3,981)	5,986

Cash and cash equivalents at end of period – Exclusive PTI cash acquired of $1,389	$1,258	$4,936

Non-cash transactions:

As indicated in Note D to the unaudited financial statements, on October 15, 2004, the Company acquired all of the net assets of PTI for approximately $8,736,000. The acquisition had an effective date of September 30, 2004, resulting in the net assets acquired and related preliminary goodwill reflected on the accompanying September 30, 2004 balance sheet. However, no cash was exchanged until the closing which occurred on October 15, 2004.

See accompanying notes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.   Subsidiaries of the Registrant

As of September 30, 2004, the Subsidiaries of the Registrant are as follows:

Owned By Lynch
Lynch Systems, Inc.	100.0%
M-tron Industries, Inc.	100.0%
M-tron Industries, Ltd.	100.0%
Piezo Technology, Inc. (October 15, 2004)	100.0%
Piezo Technology India Private Ltd.(October 15, 2004)	99.0%

B.   Basis of Presentation

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

       The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

       For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries annual report on Form 10-K for the year ended December 31, 2003.

C.   Adoption of Accounting Pronouncements

       In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46, as revised, are required for periods ending after December 15, 2003 for interests in structures that are commonly referred to as special-purpose entities, while the application of this Interpretation for all other types of variable interest entities is required for periods ended March 15, 2004. The Company does not have any interest in variable interest entities.

D.   Acquisition

       On October 15, 2004, the Company acquired, through its wholly-owned subsidiary, M-tron Industries, Inc., 100% of the common stock of Piezo Technology, Inc. (PTI). The acquisition was effective September 30, 2004. PTI manufactures and markets high-end oscillators, crystals, resonators and filters used in electronic and communications systems. The purchase price was approximately $8,736,000 (before deducting cash acquired, and before adding acquisition costs and transaction fees). The Company funded the purchase price (a) by new debt of $6,936,000 and (b) proceeds of $1,800,000 received from the sale of Lynch Stock to Venator Merchant Fund (“Venator”), which is controlled by Lynch’s chairman, Marc Gabelli.

The following is a preliminary allocation of the purchase price, based on management’s estimates and essentially reflects PTI’s net assets at historical cost. The Company has not yet completed the evaluation and allocation of the purchase price. Fair values will be determined based on internal studies and independent third-party appraisals. The Company will finalize the purchase price allocation after it receives final appraisal reports, completes its internal studies, and receives other relevant information relating to the acquisition. The final purchase price allocation may be significantly different than the preliminary estimate presented below. However, because the acquisition had an effective date of September 30, 2004, the impact of any adjustments to the final purchase price allocation will not have an impact on the Company’s results of operations for this period.

September 30, 2004
(In Thousands)
Assets:
Cash	$1,389
Accounts receivable	1,565
Inventories	2,485
Prepaid expenses and other current assets	813
Property and equipment	1,649
Goodwill	2,818
Other assets	467

Total assets acquired	$11,186

Liabilities:
Accounts payable	$556
Accrued expenses	749
Debt assumed by the Company	1,145

Total liabilities assumed	2,450

Amount due to seller	$8,736

On October 15, 2004, the closing of the PTI acquisition occurred. In connection with the closing, certain other transactions were consummated related to (a) the financing of the acquisition and (b) the required paydown of certain PTI obligations. The following is a summary of the cash related transactions that occurred at closing:

					Consolidated
					Balance Sheet at
		Receipt of cash		Paydown of certain	September 30, 2004
	Consolidated	proceeds from sale		of PTI's debt and	adjusted for cash
	Balance Sheet at	of Lynch Stock and	Payment made to	obligations of	exchanged at
(In Thousands)	September 30, 2004	new debt financing	seller at Closing	PTI's ESOP	closing
Assets:
Cash	$2,647	$8,736	$(8,042)	$(601)	$2,740
Other Current Assets	22,006	—	(694)		21,312
Non Current Assets	8,767	—	—	—	8,767
Total Assets	$33,420	$8,736	$(8,736)	$(601)	$32,819

Current Liabilities	$22,280	$5,186	$(8,736)	$(241)	$18,489
Non-current Liabilities	2,093	1,750	—	(360)	3,483
Total Liabilities	$24,373	$6,936	$(8,736)	$(601)	$21,972

Equity	$9,047	$1,800	$—	$—	$10,847

     Immediately following the closing of the PTI acquisition, the total shares outstanding, adjusted for the sale of stock to Venator, was 1,632,126.

     PTI’s nine month 2004 and twelve month 2003 unaudited pro-forma results of operations, assuming consummation of the purchase, issuance of additional shares and new bank debt at the beginning of 2003 and 2004, is as follows:

	Pro Forma Nine months ended September 30, 2004	Pro Forma Twelve months ended December 31, 2003
	(In Thousands, except per share data)
Net sales	$8,752	$9,797
Net income	31	(603)
Per Share Data:
Basic earnings	$0.02	$(0.37)
Diluted earnings	$0.02	$(0.37)

The above pro forma statements reflect the results of operations based on a preliminary allocation of the purchase price. These results will be affected by the yet to be determined final allocation of the purchase price.

Selected PTI Balance Sheet information is presented as follows:	September 30,
	2004

Current Assets	$6,252
Total Assets	11,186
Current Liabilities	1,640
Long-term Debt	810
Due to Sellers	$8,736

E.   Restricted Cash

       At both September 30, 2004 and December 31, 2003, the Company had $1.1 million of Restricted Cash that secures a Letter of Credit issued by Fleet Bank to the First National Bank of Omaha as collateral for its M-tron subsidiary’s loans.

F.   Investments

       The following is a summary of marketable securities (investments) held by the Company (In Thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
Equity Securities	Cost	Gains	Losses	Value
September 30, 2004	$2,774	$271	—	$3,045
December 31, 2003	$2,020	$291	—	$2,311

       The Company has a margin liability against this investment of $1,548,000 at September 30, 2004 and of $1,033,000 at December 31, 2003 which must be settled upon the disposition of the related securities whose fair value is based on quoted market prices. The Company has designated these investments as available for sale pursuant to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

G.   Inventories

       Inventories are stated at the lower of cost or market value. At September 30, 2004, inventories were valued by two methods: last-in, first-out (LIFO)54%, and first-in, first-out (FIFO) 46%. At December 31, 2003, inventories were valued by the same two methods: LIFO – 73%, and FIFO — 27%.

	September 30, 2004	December 31, 2003
	(In Thousands)
Raw materials	$2,460	$1,394
Work in process	3,834	1,641
Finished goods	3,133	1,876

Total Inventories	$9,427	$4,911

       Current costs exceed LIFO value of inventories by $1,052,000 and $930,000 at September 30, 2004 and December 31, 2003 respectively.

H.   Indebtedness

       On a consolidated basis, at September 30, 2004, Lynch maintains short-term credit facilities totaling $10.0 million, of which $4.3 million was available for future borrowings, including up to $4.3 million for working capital and/or up to $3.2 million for Letters of Credit. These facilities generally limit the credit available under the lines of credit to certain variables, such as inventories and receivables, and are secured by the operating assets of the respective subsidiary borrower, and include various financial covenants, which currently restrict the transfer of substantially all the assets of the subsidiaries. Both M-tron and Lynch Systems renewed the credit agreements that expired on April 30, 2004 and May 30, 2004 respectively with the incumbent lenders for another year.

       Lynch Systems, Inc. and M-tron Industries, Inc. maintain their own credit facilities. The Lynch Systems facilities include an unsecured parent Company guarantee. M-tron’s revolving credit agreement is supported by a $1.0 million Letter of Credit that is secured by a $1.1 million deposit in a Fleet Bank Treasury Fixed Income Fund (see Note E – “Restricted Cash”).

       In general, the credit facilities are secured by property, plant and equipment, inventory, receivables and common stock of certain subsidiaries and contain certain covenants restricting distributions to the Company.

	September 30,	December 31,
	2004	2003
	(In Thousands)
Notes payable:
M-tron bank revolving loan at variable interest rates (4.75% at September 30, 2004), due May, 2005	$1,923	$1,976
Lynch Systems working capital loan revolving loan at variable interest rates, LIBOR + 2% (3.84% at September 30, 2004), due June, 2005	350	—

	$2,273	$1,976

Long-term debt:
M-tron commercial bank term loan at variable interest rates (5.25% at September 30, 2004), due May, 2007	$743	$829
Yankton Area Progressive Growth loan at 0.0% interest, due April, 2005	150	150
South Dakota Board of Economic Development at a fixed rate of 3%, due December, 2007	276	285
Yankton Areawide Business Council loan at a fixed interest rate of 5.5%, due November, 2007	85	90
Lynch Systems term loan at a fixed interest rate of 5.5%, due August, 2013	440	477
PTI capital loan at variable interest rate (4.75% at September 30, 2004), due February, 2005	134	—
PTI pick and place loan at variable interest rates(4.75% at September 30, 2004), due July, 2005	16	—
PTI Mortgage loan, LIBOR+2.5% (4.75% at September 30, 2004), due July, 2010	488	—
Rice University Promissory Note at fixed interest rate 4.5%, due August, 2009	359	—
Smythe Estate Promissory Note at fixed rate 4.5% due August, 2009	148	—

	2,839	1,831
Current maturities	(746)	(998)

	$2,093	$833

In addition, in connection with the closing of the PTI acquisition on October 15, 2004, the Company entered into additional financing arrangements (see Note D).

Current debt:
New revolving line of credit at variable interest rates (greater of prime or 4.5%) , due May, 2005	$1,936
M-tron bridge loan at variable interest rates (greater of prime plus 50 basis points or 4.5%) due October, 2005	3,000
M-tron term loan at variable interest rates (greater of prime plus 50 basis points or 4.5%) due October, 2007	250

Total current debt	5,186
Long-term debt:
M-tron term loan at variable interest rates (greater of prime plus 50 basis points or 4.5%) due October, 2007	1,750

Total acquisition financing	$6,936

I.   Long-Term Contracts and Warranty Expense

       Lynch Systems, a 100% wholly-owned subsidiary of the Company, is engaged in the manufacture and marketing of glass-forming machines and specialized manufacturing machines. Certain sales contracts require an advance payment (usually 30% of the contract price) which is accounted for as a customer advance. The contractual sales prices are paid either (i) as the manufacturing process reaches specified levels of completion or (ii) based on the shipment date or (iii) negotiated terms of sale. Guarantees by letter of credit from a qualifying financial institution are required for most sales contracts. Because of the specialized nature of these machines and the period of time needed to complete production and shipping, Lynch Systems accounts for these contracts using the percentage-of-completion accounting method as costs are incurred compared to total estimated project costs (cost-to-cost basis). At September 30, 2004 and December 31, 2003, unbilled accounts receivable were $1.7 million and $2.4 million, respectively.

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

(In Thousands)
Balance, December 31, 2003	$585
Warranties issued during the period	282
Settlements made during the period	(364)
Changes in liabilities for pre-existing warranties during the period, including expirations	(37)

Balance, September 30, 2004	$466

J.   Earnings Per Share and Stockholders’ Equity

       The Company’s basic and diluted earnings per share are equivalent as the options issued in May 2002 to purchase 228,000 shares of the Company’s common stock were anti-dilutive throughout 2003 and 2004.

       On December 10, 2001, the Board of Directors approved, subject to shareholder approval at the May 2002 Annual Meeting, the 2001 Equity Incentive Plan and the issuance of up to 300,000 options to purchase shares of Company common stock to certain employees of the Company, of which 228,000 options were granted (subject to shareholder approval) at $17.50 per share on December 10, 2001. Although the grants were approved by the shareholders on May 2, 2002, the shares are not considered issued until exercised or in the money, neither event having transpired to-date. 224,000 of these options are fully vested, with the remaining options vesting over the next quarter.

       The Company has a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or above the market value of the underlying common stock on the date of grant. The Company provides pro-forma disclosures of the compensation expense determined under the fair value provisions of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In Thousands, except per share amounts)
Net income (loss) as reported	$(566)	$783	$(1,934)	$(128)
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(39)	(39)	(116)	(116)

Pro-forma net income (loss)	$(605)	$744	$(2,050)	$(244)

Basic & diluted income (loss) per share:
As reported	$(0.38)	$0.52	$(1.29)	$(0.09)
Pro forma	$(0.40)	$0.50	$(1.37)	$(0.16)

       The net income (loss) as reported in each period did not include any stock-based compensation.

       In the second quarter of 2004, the Company paid $382,000 to settle a previously recorded liability related to the stock appreciation rights for certain employees at Lynch Systems.

     K.   Accumulated Other Comprehensive Income (Loss)

       Total comprehensive loss was $897,000 in the three months ended September 30, 2004, as opposed to a total comprehensive income of $347,000 in the third quarter of 2003. “Other” comprehensive loss, resulting from losses on available for sale securities included in the total comprehensive loss was $331,000 in the third quarter of 2004 and $436,000 in the quarter ending September 30, 2003.

       Total comprehensive loss was $1,954,000 and $556,000 for the nine months ended September 30, 2004 and 2003 respectively, including other comprehensive loss of $20,000 for the first nine months of 2004 and other comprehensive loss of $428,000 in the first nine months of 2003 resulting from losses on available for sale securities.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In Thousands)
Net income (loss) as reported	$(566)	$783	$(1,934)	$(128)
Unrealized gain (loss) on available for sale securities	(331)	(436)	(20)	(428)

Total comprehensive income (loss)	$(897)	$347	$(1,954)	$(556)

The components of accumulated other comprehensive income (loss), net of related tax, at September 30, 2004 and December 31, 2003, and September 30, 2003 are as follows:

	September 30,	December 31,	September 30,
	2004	2003	2003
Balance beginning of period	$291	$302	$302
Unrealized gain (loss) on available for-sale securities	(20)	(11)	(428)

Accumulated other comprehensive income	$271	$291	$(126)

     L.   Segment Information

       The Company has two reportable business segments. The first segment is Lynch Systems glass manufacturing equipment business. Frequency control devices (quartz crystals and oscillators) manufactured and sold by M-tron is the other segment. Except for M-tron’s Hong Kong subsidiary, which acts as a buying agent and sales representative, the businesses are located domestically. The balance sheet data on the segment report includes PTI, which was acquired on October 15, 2004, effective September 30, 2004.

       Operating loss is equal to revenues less operating expenses, excluding investment income, interest expense and income taxes. The Company allocates a negligible portion of its general corporate expenses to its operating segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In Thousands)		(In Thousands)
Revenues
Glass manufacturing equipment – USA	$132	$422	$465	$3,115
Glass manufacturing equipment – Foreign	3,079	3,212	6,196	5,184

Total Glass manufacturing equipment	3,211	3,634	6,661	8,299

Frequency control devices – USA	2,026	2,084	6,215	5,351
Frequency control devices – Foreign	3,020	1,998	8,929	5,524

Total Frequency control devices	5,046	4,082	15,144	10,875

Consolidated Total	$8,257	$7,716	$21,805	$19,174

Operating Profit (Loss)
Glass manufacturing equipment	$17	$367	$(505)	$30
Frequency control devices	114	57	583	(172)

Total manufacturing	131	424	78	(142)
Unallocated Corporate expenses	(647)	(356)	(1,824)	(1,108)

Consolidated Total	$(516)	$68	$(1,746)	$(1,250)

Capital Expenditures
Glass manufacturing equipment	$61	$12	$74	$69
Frequency control devices	21	105	192	157
General corporate	—	20	—	20

Consolidated Total	$82	$137	$266	$246

Total operating profit (loss) of reporting segments	$(516)	$68	$(1,746)	$(1,250)
Other profit or loss:
Investment income	6	360	14	528
Interest expense	(63)	(63)	(176)	(225)
Other income (expense)	23	754	45	763

Income (loss) before income taxes	$(550)	$1,119	$1,863	$(184)

Total Assets (includes PTI)
Glass manufacturing equipment			$10,939	$11,991
Frequency control devices			7,624	8,042
PTI			11,186	—
General Corporate			3,671	4,464

Consolidated Total			$33,420	$24,497

M.   Commitments and Contingencies

       In the normal course of business, subsidiaries of the Registrant are Defendants in certain product liability, worker claims and other litigation in which the amounts being sought may exceed insurance coverage levels. The resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition or operations. In addition, Registrant and/or one or more of its subsidiaries are parties to the following additional legal proceedings:

1.   In re: Spinnaker Coating, Inc., Debtor/PACE Local 1-1069 v. Spinnaker Coating, Inc., and Lynch Corporation, U.S. Bankruptcy Court, District of Maine, Chapter 11, Adv. Pro. No. 02-2007, and PACE Local 1-1069 v. Lynch Corporation and Lynch Systems, Inc. Cumberland County Superior Court, CV-2001-00352

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

       On July 28, 2003, the Superior Court issued an Order deciding both Lynch’s and PACE’s Motions for Summary Judgment. The Court denied Lynch’s Motion for Summary Judgment, finding that there remained a disputed issue of material fact regarding one of Lynch’primary defenses. The Court granted partial summary judgment in favor of PACE to the extent that the Court found Lynch was the Spinnaker Entities “parent corporation” and, therefore, Lynch was an “employer” subject to potential liability under Maine’s Severance Pay Act. The Court held, however, that PACE must still prove its entitlement to severance pay under the Act. In a separate ruling also issued on July 28, 2003, the Court denied PACE’s Third Motion for Attachment.

       On March 8, 2004, Lynch filed a Motion for Summary Judgment on the issue of an exemption under the Maine Severance Pay Act, which is based upon the nexus between the plant closure in Westbrook, Maine and the Spinnaker Entities’ bankruptcy filing. PACE concurrently filed a Motion for Summary Judgment on Count II of the complaint on March 8, 2004. During a trial management conference on March 24, 2004, the parties agreed to submit a Stipulation of Facts to the Court in lieu of a trial on any remaining issues in the case.

       During a Settlement Conference held in the Cumberland County Superior Court (Portland, Maine) on May 25, 2004, the Company offered $425,000 in full settlement of PACE’s claim, which offer was rejected by PACE. Following this Settlement Conference, Lynch and PACE continued settlement discussions, which culminated in Lynch extending an offer of $525,000 on August 20, 2004. Counsel for PACE subsequently informed Lynch that PACE was not interested in responding to this offer.

       On October 15, 2004, the Court heard oral arguments from the parties related to the pending motions for summary judgment and related to any remaining issues in the case. On November 3, 2004, the Court issued an Order that addressed the parties’ cross motions for summary judgment, which focused on whether the Spinnaker Entities’ bankruptcy precluded any liability for severance pay. The Court held that the Spinnaker Entities’ bankruptcy did not prevent the award of severance pay under the statute. The Court, therefore, granted summary judgment to PACE on Count II of its Complaint based on its earlier ruling that Lynch was the parent corporation of the Spinnaker Entities. The Court also issued a separate Order that related to the calculation of damages. The Court largely agreed with Lynch on the appropriate method of calculating damages and awarded PACE $653,018 in severance pay, which is approximately one-half the amount claimed by PACE. The Court rejected PACE’s claim for pre-judgment interest but granted its request for attorney fees. PACE has until November 30, 2004, to file its application for attorney fees.

       Although Lynch believes that it is not subject to the Maine Severance Pay Act, as now in effect, Lynch has not yet decided whether to appeal the Superior Court’s decision to the Maine Supreme Judicial Court. Management does not believe that the resolution of this case will have a material adverse effect on the Registrant’s consolidated financial condition and operations.

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

     A scheduling conference was held on February 10, 2004, at which time the judge approved a scheduling order and discovery commenced. On June 7, 2004, the Defendants filed a Motion to Relator to refer the issues in this litigation to the Federal Communications Commission, which Motion was opposed by the Relator. On July 28, 2004, the judge denied in part and granted in part the Motion to Dismiss. Defendant bidding entities that did not win licenses were dismissed and the “reverse” false claims act count was dismissed as redundant. On September 14, 2004, the judge issued a ruling denying the Motion to refer the issues in this litigation to the Federal Communications Commission, and discovery continues.

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

N.   Income Taxes (excluding PTI)

       The Company files consolidated federal income tax returns. The Company has a $4,300,000 net operating loss (“NOL”) carry-forward as of September 30, 2004. This NOL expires in 2025 if not utilized prior to that date.

O.   Guarantees

       The Company presently guarantees (unsecured) the SunTrust Bank loans of its subsidiary, Lynch Systems, and has guaranteed a Letter of Credit issued to the First National Bank of Omaha on behalf of its subsidiary, M-tron Industries, Inc. (see Note H – “Indebtedness Debt”). As of September 30, 2004, there was a $350,000 obligation to the SunTrust Bank. As of September 30, 2004, the $1,000,000 Letter of Credit issued by Fleet Bank to The First National Bank of Omaha was secured by a $1,125,000 deposit in a Fleet Bank Treasury Fixed Income Fund. (See Note E – “Restricted Cash”, also see “subsequent events”.)

       Pursuant to the acquisition of PTI, M-tron entered into a new loan agreement with the First National Bank of Omaha. The new loan agreement dated October 14, 2004 includes an unsecured parent company guarantee.

       There were no other financial, performance, indirect guarantees or indemnification agreements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

     The Company has identified the accounting policies listed below that we believe are most critical to our financial condition and results of operations, and that require management’s most difficult, subjective and complex judgments in estimating the effect of inherent uncertainties. This section should be read in conjunction with Note 1 to the Consolidated Financial Statements, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, which includes other significant accounting policies.

Accounts Receivable

     Accounts receivable on a consolidated basis consists principally of amounts due from both domestic and foreign customers. Credit is extended based on an evaluation of the customer’s financial condition and collateral is not generally required except at Lynch Systems. The Company considers concentrations of credit risk to be minimal due to the Company’s diverse customer base. In relation to export sales, the Company requires letters of credit supporting a significant portion of the sales price prior to production to limit exposure to credit risk. Certain subsidiaries and business segments have credit sales to industries that are subject to cyclical economic changes. The Company maintains an allowance for doubtful accounts at a level that management believes is sufficient to cover potential credit losses.

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We base our estimates on our historical collection experience, current trends, credit policy and relationship of our accounts receivable and revenues. In determining these estimates, we examine historical write-offs of our receivables and review each client’s account to identify any specific customer collection issues. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Our failure to estimate accurately the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, and results of operations.

Inventory Valuation

     Inventories are stated at the lower of cost or market value. Inventories valued using the last-in, first-out (LIFO) method comprised approximately 54%%, 73% and 63% of consolidated inventories at September 30, 2004, December 31, 2003 and 2002, respectively. The balance of inventories are valued using the first-in-first-out

(FIFO) method. If actual market conditions are more or less favorable than those projected by management, including the demand for our products, changes in technology, internal labor costs and the costs of materials, adjustments may be required.

Revenue Recognition and Accounting for Long-Term Contracts

     Revenues, with the exception of certain long-term contracts discussed below, are recognized upon shipment when title passes. Shipping costs are included in manufacturing cost of sales.

     Lynch Systems, a 100% owned subsidiary of the Company, is engaged in the manufacture and marketing of glass-forming machines and specialized manufacturing machines. Certain sales contracts require an advance payment (usually 30% of the contract price) which is accounted for as a customer advance. The contractual sales prices are paid either (i) as the manufacturing process reaches specified levels of completion; or (ii) based on the shipment date; or (iii) negotiated terms of sale. Guarantees by Letter of Credit from a qualifying financial institution are required for most sales contracts. Because of the specialized nature of these machines and the period of time needed to complete production and shipping, Lynch Systems accounts for these contracts using the percentage-of-completion accounting method as costs are incurred compared to total estimated project costs (cost-to-cost basis). At September 30, 2004, and December 31, 2003, unbilled accounts receivable were $1.7 and $2.4 million respectively.

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

(In Thousands)
Balance, December 31, 2003	$585
Warranties issued during the period	282
Settlements made during the period	(364)
Changes in liabilities for pre-existing warranties during the period, including expirations	(37)

Balance, September 30, 2004	$466

Results of Operations

Third Quarter 2004 and Nine Months 2004 Compared to 2003

Sales and Revenues/Gross Margin

     Sales and revenues for the third quarter of 2004 of $8.3 million were $0.5 million greater than the $7.8 million third quarter 2003 revenues. Improvements in M-tron’s sales were partially offset by reduced sales at Lynch Systems.

     Nine months 2004 sales and revenues of $21.8 million were $2.6 million greater than the $19.2 million revenue recorded in the first nine months of 2003 due to improvements in the telecommunications market that resulted in $4.2 million higher sales at M-tron, that were partially offset by $1.6 million lower sales at Lynch Systems.

     Third quarter 2004 gross margin as a percent of sales was 23.3% or 5.5 points lower than the 28.8% gross margin achieved in the third quarter of 2003 due mainly to reduced sales and poor product mix at Lynch Systems.

     Consolidated nine month 2004 gross margin as a percent of revenues of 24.9% was slightly better than the 24.8% for the first nine months of 2003.

     Revenues at M-tron increased by $1.0 million, or 23.6%, to $5.0 million for the third quarter of 2004 and by $4.3 million, or 39.3%, to $15.1 million for the nine month period ending September 2004 due primarily (a) a stronger general economy; (b) improvements in the infrastructure segment of the telecommunications market; and (c) landing new customers.

     Lynch Systems’ third quarter 2004 revenue of $3.2 million was $0.4 million, or 11.6%, below the same period of 2003. Lynch Systems’ revenues for the first nine months of 2004 declined by $1.6 million from the corresponding 2003 period to $6.7 million due mainly to depressed bookings for glass press machines throughout the corresponding period of 2003. However, order backlog of $7.6 million at September 30, 2004 represented an improvement of $4.8 million since December 31, 2003. The Company expects to recognize $3.6 million of the $6.6 million tableware order that was booked on April 27, 2004 in fiscal 2004, including $0.8 million that was recorded in the first nine months of 2004 and $2.8 million in the fourth quarter; the gross margin on this contract may be less than historical rates.

     M-tron’s gross margin as a percentage of net sales for the third quarter of 2004 declined over the same period of 2003 from 24.4% to 23.1%. M-tron’s gross margin of 24.4% for the nine month period ending September 30, 2004 represented a 1.4% improvement over the 23.0% gross margin achieved in the first nine months of 2003. The sales improvement in the nine month period ending September 30, 2004 of 39.3% combined with selective price increases and operational efficiencies caused the improved gross margin rates.

     Lynch Systems’ gross margin as a percentage of net sales for the third quarter of 2004 declined over the same period of 2003 from 33.8% to 23.6%. Lynch Systems’ gross margin of 26.0% for the nine month period ending September, 2004 was 1% lower than the first nine months 2003 gross margin of 27.0%. The decline in the third quarter and in the first nine months of 2004 were the result of (a) 11.6% less revenue in the third quarter and 24.6% less revenue in the first nine months; (b) $448,000 less high margin repair part business in third quarter 2004, and; (c) a shift from high margin CRT business to lower margin tableware products.

Operating Profit (Loss)

     Operating loss for the third quarter 2004 was $516,000 compared to the third quarter 2003 operating profit of $68,000, representing an unfavorable variance of $584,000 resulting from lower margins, increased operating expenses, and a $100,000 provision for a potential legal settlement.

     Nine months 2004 operating loss of $1.7 million was $0.5 million greater than the first nine months 2003 loss of $1.2 million because the gross margin on $2.6 million of additional revenue was offset by increased operating expenses and a $525,000 provision for a potential legal settlement.

     For the third quarter of 2004, M-tron had an operating profit of $114,000, an improvement of $57,000 over the $57,000 profit in the third quarter of 2003. M-tron’s nine month 2004 operating profit of $583,000 represented a major improvement of $755,000 over M-tron’s $172,000 operating loss in the nine month period ending September 30, 2003. The operating profit improvements were due primarily to the 23.6% and 39.3% sales increases in the third quarter and nine months of 2004, respectively.

     For the 2004 third quarter, Lynch Systems had an operating profit of $17,000 compared to an operating profit of $367,000 in the third quarter of 2003. Lynch Systems’ first nine months 2004 operating loss of $505,000 was $535,000 unfavorable to the nine month 2003 operating profit of $30,000. Revenue declines resulted in the unfavorable operating results when comparing both the third quarter and first nine months of 2004 to the same periods in 2003.

     Lynch’s corporate headquarters incurred unallocated expenses of $647,000 in the third quarter of 2004, bringing the nine months 2004 headquarters expense to $1,824,000. The third quarter and nine month 2004 headquarters expenses exceeded the prior year by $281,000 and $716,000 respectively due to higher compensation costs, professional fees, liability insurance (D&O), directors fees, and a $100,000 provision in third quarter 2004 and $525,000 in the period ending September 30, 2004 for the potential settlement of the PACE suit that Lynch is defending due to the Company’s past voting control of Spinnaker Industries, Inc.

Other Income (Expense), Net

     Third quarter and nine month 2004 investment income was $354,000 and $514,000 respectively, less than 2003 due to (a) lower average cash balances; (b) investment in non-dividend paying securities; and (c) a realized gain on sale of marketable securities of $349,000 in the third quarter of 2003 and $483,000 for nine months 2003.

     Third quarter interest expense of $63,000 was equal to 2003. Interest expense of $176,000 for the first nine months of 2004 was $49,000 less than the $225,000 incurred in the first nine months of 2003 due to fewer Letter of Credit fees, lower average borrowing to fund M-tron’s losses, and lower interest rates.

     Third quarter 2003 “other income” of $754,000 included $728,000 that was realized upon the release of a customer-related contingency resulting from the final settlement reached during the third quarter. This June 30, 1998 contingency in the original amount of $2.43 million was a consequence of a custom glass press order that was cancelled by the customer.

     Nine month 2004 other income of $45,000 was mainly the result of selling excess equipment that had no book value for $27,000 in the first quarter. Nine month 2003 “other income” of $763,000 included the $728,000 negotiated settlement mentioned above.

Income Taxes

     The Company files consolidated federal income tax returns, which includes all subsidiaries.

     Nine month 2004 income tax includes federal, state, local and foreign taxes. There was no state income tax benefit in first nine months of 2004 because tax carry-back is not available to the Company’s Georgia business. There was no federal tax benefit in the first nine months of 2004 as a result of net operating losses (“NOL’s”) because the Company had previously been refunded all taxes in its carry-back period and there is uncertainty regarding the utilization of the NOL carry-forward. The Company recorded a $16,000 tax provision in third quarter 2004 and $71,000 for the nine month period ending September 30, 2004 for taxes at the Hong Kong tax rate on M-tron’s foreign subsidiaries’ earnings.

     The nine month 2003 income tax included federal, as well as state, local, and foreign taxes. The third quarter 2003 net tax provision of $336,000 was mainly the result of investment and “other” income. The nine months 2003 net tax benefit of $56,000 was the result of losses incurred which were expected to be realized in the fourth quarter.

Net Income (Loss)

     Net loss for the third quarter of 2004 was $566,000 compared to a net profit of $783,000 in the quarter ending September 30, 2003. Nine month 2004 net loss of $1,934,000 was unfavorable to the $128,000 net loss in the first nine months of 2003 by $1,806,000. The $1,349,000 million additional loss in the third quarter is primarily due to lower gross margin, the $100,000 legal settlement provision recorded in the third quarter of 2004, realized gains on sale of marketable securities of $349,000, and “other” income of $728,000 upon the release of a customer-related contingency in the third quarter of 2003. As a result, fully diluted third quarter 2004 loss per share was $0.38 compared to a profit of $0.52 per share in the third quarter 2003.

     Nine month 2004 fully diluted loss per share of $1.29 was $1.20 per share worse than the $0.09 per share loss in the first nine months of 2003 due mainly to the 2004 sales increase of $2.6 million that resulted in additional gross profit being more than offset by (a) the $525,000 legal settlement provision in 2004; (b) a tax provision in 2004 of $71,000 compared to a $56,000 tax benefit in 2003; (c) $514,000 less investment income due mainly to a realized gain on sale of marketable securities in 2003 of $483,000; and (d) $718,000 less “other” income because 2003 included an unusual $728,000 gain resulting from the final settlement of a customer-related contingency caused by an order cancellation in June 1998.

Backlog/New Orders

     Total backlog of manufactured products at September 30, 2004 was $16.4 million, a $10.8 million improvement over the backlog at December 31, 2003, and $7.0 million more than the backlog at September 30, 2003 primarily due to the addition of PTI’s $6.2 million backlog.

     M-tron’s backlog improved by $0.3 million since last September and declined $0.2 million since December 31, 2003.

     Lynch Systems backlog has improved by $4.8 million since December 31, 2003 as a result of a $6.6 million order for tableware manufacturing equipment. Nine month 2004 bookings of $12.5 million were $0.6 million more than nine months 2003 due to aforementioned tableware order.

Financial Condition

     At September 30, 2004, the Company has current assets of $24.7 million and current liabilities of $22.3 million. Working capital was therefore $2.4 million, as compared to $7.5 million at December 31, 2003 and $6.6 million at September 30, 2003. The ratio of current assets to current liabilities was 1.11 to 1.00 at September 30, 2004; 1.67 to 1.00 at December 31, 2003; and 1.50 to 1.00 ratio at September 30, 2003. The increase in current liabilities at September 30, 2004 was mainly the result of the $8.7 million purchase price of PTI.

     Cash used in operating activities was approximately $1.5 million in the first nine months of 2004 compared to cash used of approximately $0.2 million in the first nine months of 2003. The year-over-year unfavorable change in operating cash flow of $1.3 million was mainly the result of $0.8 million increase in operating loss and $0.4 million used in working capital. Capital expenditures were $266,000 in the nine months of 2004, compared to $246,000 in the period ending September 30, 2003.

     Total debt of $5.1 million at September 30, 2004 was $1.3 million more than the amount outstanding at December 31, 2003 and $0.6 million more than the debt at September 30, 2003. This excludes the $8.7 million amount due to the seller of PTI (see Note D), but includes $1.1 million of PTI debt assumed by the Company. Debt outstanding at September 30, 2004 included $1.4 million of fixed rate debt at an average interest rate of 4.1%, and $3.7 million of variable rate debt at a September 30, 2004 average interest rate of 4.7%.

     Restrictions on dividends under the M-tron loan with First National Bank of Omaha disallow distributions to the parent company without consent of the bank. Lynch Systems, under its loan with Sun Trust Bank, may pay a cash dividend to the parent company equal to 50% of Lynch Systems’ net income for the prior fiscal year, subject to the minimum net worth covenant in the loan agreement. Under the M-tron loan agreement, advances to the parent company are disallowed without the prior written consent of the lending bank. Under its loan agreement, Lynch Systems may pay an annual management fee to the parent company in an amount not to exceed $250,000. In addition, Lynch Systems may reimburse the parent company for expenses and taxes paid by the parent on behalf of Lynch Systems.

     At September 30, 2004, the Company’s total cash, cash equivalents and investments in marketable securities total $6.8 million (including $1.1 million of restricted cash). In addition, the Company had a consolidated borrowing capacity of $4.3 million under M-tron’s and Lynch Systems’ revolving line of credit. Therefore, gross cash and securities and availability under the revolving credit loans total $11.1 million and was more than the combined outstanding debt and margin liability on securities of $6.6 million by $4.5 million.

     On May 29, 2004, Lynch Systems renewed its SunTrust Bank loan with a new maturity date of May 31, 2005. This long-time lender has provided a $7 million line-of-credit which can be used entirely for stand-by Letters of Credit or up to $4 million (formerly $2 million) for domestic revolving credit within the credit line. This loan, as well as the previous loan, includes an unsecured parent company guarantee. At September 30, 2004, there were outstanding Letters of Credit of $648,000 and borrowings of $350,000 under the working capital line.

     On April 30, 2004, M-tron’s long-time lending bank, First National Bank of Omaha, renewed the $3 million revolving credit loan that now matures on April 30, 2005. On May 14, 2004, M-tron and First National Bank of Omaha also entered into a new term loan arrangement in the amount of $1,200,000. A portion of the proceeds from this new term loan were used to pay off the term loan that had a September 2004 maturity date. This new loan has an April 30, 2007 maturity date and bears interest at the bank’s base rate plus 0.50%. $743,000 is outstanding on the new loan as of September 30, 2004. This loan is secured by the August 31, 2001 loan agreement and $1,000,000 Letter of Credit dated September 9, 2002 issued by Fleet Bank on behalf of Lynch. (See “Subsequent Events’ for borrowing to complete the PTI purchase transaction).

     The Company has guaranteed a Letter of Credit issued to the First National Bank of Omaha on behalf of its subsidiary, M-tron Industries, Inc. As of September 30, 2004, the $1,000,000 Letter of Credit issued by Fleet Bank to The First National Bank of Omaha was secured by a $1,125,000 deposit in a Fleet Bank Treasury Fixed Income Fund. The Company’s outstanding Letter of Credit in the amount of $1.0 million for the benefit of the bank can be reduced to $500,000 when M-tron is profitable for 5 of 6 consecutive months and the cumulative after-tax profit equals or exceeds $500,000. The remaining $500,000 Letter of Credit will be released when the earnings parameters are met for a second time. These thresholds were not met in 2003 or the first nine months of 2004 and there is no assurance they will be met in fourth quarter 2004.

     In connection with the completion of the acquisition of PTI, on October 14, 2004, M-tron and PTI, each wholly-owned subsidiaries of Lynch Corporation, entered into a Loan Agreement with First National Bank of Omaha. The Loan Agreement provides for loans in the amounts of $2,000,000 (the “Term Loan”) and $3,000,000 (the “Bridge Loan”), together with a $5,500,000 Revolving Line of Credit (the “Revolving Loan”). The Term Loan bears interest at the greater of prime rate plus 50 basis points, or 4.5%, and is to be repaid in monthly installments of $37,514, with the then remaining principal balance plus accrued interest to be paid on the third anniversary of the Loan Agreement. The Bridge Loan bears interest at the same rate as the Term Loan. Accrued interest thereon is payable monthly and the principal amount thereof, together with accrued interest, is payable on the first anniversary of the Loan Agreement. The Revolving Loan bears interest at the greater of prime rate or 4.5%. Amounts outstanding are to be repaid, together with accrued interest, on April 30, 2005. All outstanding obligations under the Loan Agreement are collateralized by security interests in the assets of M-tron and PTI, as well as by a mortgage on PTI’s premises. The Loan Agreement contains a variety of affirmative and negative covenants of types customary in an asset-based lending facility. The Loan Agreement also contains financial covenants relating to maintenance of levels of minimal tangible net worth and working capital, and current, leverage and fixed charge ratios, restricting the amount of capital expenditures.

     Commensurate with this new financing, M-tron’s $3,000,000 line of credit with First National Bank of Omaha was replaced by the $5,500,000 Revolving Line of Credit. Pursuant to an Unconditional Guaranty for Payment and Performance, the Company has guaranteed to First National Bank of Omaha the payment and performance of its subsidiaries’ obligations under the Loan Agreement and ancillary agreements and instruments.

     The Company does not, at present, have credit facilities at the parent company level. The Company believes that existing cash and cash equivalents, cash generated from operations and available borrowings under its subsidiaries’ lines of credit will be sufficient to meet its on-going working capital and capital expenditure requirements for the foreseeable future.

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

Aggregate Contractual Obligations

     Details of the Company’s contractual obligations for short-term debt, long-term debt, leases, purchases and other long term obligations as of September 30, 2004 are as follows:

	Payments Due by Period – Including Interest (In Thousands)
		Less Than	1 – 3	3 – 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Short-term Debt (Revolving Credit)	$2,335	$2,335	—	—	—
Long-term Debt Obligations	3,190	901	1,540	622	127
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	443	257	186	—	—
Purchase Obligations	—	—	—	—	—
Other Long-term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—
TOTAL	$5,968	$3,493	$1,726	$622	$127

Market Risk

     The Company is exposed to market risk relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amounts of interest earned on the Company’s cash equivalents and short-term investments (approximately $4.5 million at September 30, 2004). The Company generally finances the debt portion of the acquisition of long-term assets with fixed rate, long-term debt. The Company does not use derivative financial instruments for trading or speculative purposes. Management does not foresee any significant changes in the strategies used to manage interest rate risk in the near future, although the strategies may be reevaluated as market conditions dictate. There has been no significant change in market risk since September 30, 2004.

     Since the Company’s international sales are in U.S. Dollars, there is no monetary risk.

     At September 30, 2004, approximately $3.7 million of the Company’s debt bears interest at variable rates. Accordingly, the Company’s earnings and cash flows are only slightly affected by changes in interest rates. Assuming the current level of borrowings for variable rate debt, and assuming a two percentage point increase in the 2004 average interest rate under these borrowings, it is estimated that the Company’s interest expense would change by less than $0.1 million. In the event of an adverse change in interest rates, management would take actions to further mitigate its exposure.

Subsequent Events

Completion of Acquisition of Piezo Technology, Inc. (“PTI”)

     On October 15, 2004, Lynch Corporation’s wholly-owned subsidiary, M-tron Industries, Inc. completed its acquisition of all the issued and outstanding shares of PTI for approximately $8.7 million in cash. Such shares were purchased from the Amended and Restated Employee Stock Plan and Trust for Employees of PTI and from individual shareholders. The buyer assumed seller debt of approximately $1.1 million and acquired cash of approximately $1.4 million in this transaction. In connection with the completion of the acquisition, M-tron and PTI entered into a loan agreement with First National Bank of Omaha. The Loan Agreement provides for loans in the amounts of $2,000,000 (the “Term Loan”) and $3,000,000 (the “Bridge Loan”), together with a $5,500,000 revolving line of credit (the “Revolving Loan”). M-tron’s $3,000,000 revolving line of credit was replaced by the new $5,500,000 revolving line of credit. All outstanding obligations under the Loan Agreement are collateralized by security interests in the assets of M-tron and PTI, as well as by a mortgage on PTI’s premises. The Loan Agreement contains a variety of affirmative and negative covenants of types customary in an asset-based lending facility. The Loan Agreement also contains financial covenants relating to maintenance of levels of minimal tangible net worth and working capital, and current, leverage and fixed charge ratios, restricting the amount of capital expenditures. Pursuant to an Unconditional Guaranty for Payment and Performance, the Company has guaranteed to First National Bank of Omaha the payment and performance of its subsidiaries’ obligations under the Loan Agreement and ancillary agreements and instruments.

     Also in connection with the completion of the acquisition, Lynch Corporation entered into a Securities Purchase Agreement with Venator Merchant Fund, L.P. Under the Purchase Agreement, the Registrant sold to Venator 136,643 shares of it Common Stock, par value $0.01 per share for $13.173 per share, or an aggregate purchase price of approximately $1,800,000. Venator is an investment limited partnership controlled by Lynch’s Chairman of the Board, Marc Gabelli. The per share purchase price for the Common Stock is equal to the average of the closing prices of the Common Stock during the 60-day trading period ended on October 13, 2004. In connection with the transaction, Lynch obtained a Fairness Opinion from Caymus Partners, LLC. and entered into a Registration Rights Agreement with Venator dated October 15, 2004 to register the Common Stock purchased by Venator.

     On November 2, 2004, the Company announced the relocation of its corporate headquarters from Providence, Rhode Island, to 140 Greenwich Avenue, Greenwich, Connecticut.

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

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable.

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

     The Registrant also makes this information available on its website, whose internet address is www.lynchcorp.com.

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

PART II.    OTHER INFORMATION

Item 1.       Legal Proceedings

1.	In re Spinnaker Coating, Inc., Debtor/PACE Local I-1069 v. Spinnaker Coating, Inc., and Lynch Corporation, U.S. Bankruptcy Court, District of Maine, Chapter 11, Adv. Pro. No. 02-2007; and PACE Local 1-1069 v. Lynch Corporation and Lynch Systems, Inc. Cumberland County Superior Court, CV-2001-00352:

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

     On July 28, 2003, the Superior Court issued an Order deciding both Lynch’s and PACE’s Motions for Summary Judgment. The Court denied Lynch’s Motion for Summary Judgment, finding that there remained a disputed issue of material fact regarding one of Lynch’s primary defenses. The Court granted partial summary judgment in favor of PACE to the extent that the Court found Lynch was the Spinnaker Entities’ “parent corporation” and, therefore, Lynch was an “employer” subject to potential liability under Maine’s Severance Pay Act. The Court held, however, that PACE must still prove its entitlement to severance pay under the Act. In a separate ruling also issued on July 28, 2003, the Court denied PACE’s Third Motion for Attachment.

     On March 8, 2004, Lynch filed a Motion for Summary Judgment on the issue of an exemption under the Maine Severance Pay Act, which is based upon the nexus between the plant closure in Westbrook, Maine and the Spinnaker Entities’ bankruptcy filing. PACE concurrently filed a Motion for Summary Judgment on Count II of the complaint on March 8, 2004. During a trial management conference on March 24, 2004, the parties agreed to submit a Stipulation of Facts to the Court in lieu of a trial on any remaining issues in the case.

     During a Settlement Conference held in the Cumberland County Superior Court (Portland, Maine) on May 25, 2004, the Company offered $425,000 in full settlement of PACE’s claim, which was rejected by PACE. Following this Settlement Conference, Lynch and PACE continued settlement discussions, which culminated in Lynch extending an offer of $525,000 on August 20, 2004. Counsel for PACE subsequently informed Lynch that PACE was not interested in responding to this offer.

     On October 15, 2004, the Court heard oral arguments from the parties related to the pending motions for summary judgment and related to any remaining issues in the case. On November 3, 2004, the Court issued an Order that addressed the parties’ cross motions for summary judgment, which focused on whether the Spinnaker Entities’ bankruptcy precluded any liability for severance pay. The Court held that the Spinnaker Entities’ bankruptcy did not prevent the award of severance pay under the statute. The Court, therefore, granted summary judgment to PACE on Count II of its Complaint based on its earlier ruling that Lynch was the parent corporation of the Spinnaker Entities. The Court also issued a separate Order that related to the calculation of damages. The Court largely agreed with Lynch on the appropriate method of calculating damages and awarded PACE $653,018 in severance pay, which is approximately one-half the amount claimed by PACE. The Court rejected PACE’s claim for pre-judgment interest but granted its request for attorney fees. PACE has until November 30, 2004, to file its application for attorney fees.

     Although Lynch believes that it is not subject to the Maine Severance Pay Act, as now in effect, Lynch has not yet decided whether to appeal the Superior Court’s decision to the Maine Supreme Judicial Court. Management does not believe that the resolution of this case will have a material adverse effect on the Registrant’s consolidated financial condition and operations.

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

     A scheduling conference was held on February 10, 2004, at which time the judge approved a scheduling order and discovery commenced. On June 7, 2004, the Defendants filed a Motion to Relator to refer the issues in this litigation to the Federal Communications Commission, which Motion was opposed by the Relator. On July 28, 2004, the judge denied in part and granted in part the Motion to Dismiss. Defendant bidding entities that did not win licenses were dismissed and the “reverse” false claims act count was dismissed as redundant. On September 14, 2004, the judge issued a ruling denying the Motion to refer the issues in this litigation to the Federal Communications Commission, and discovery continues.

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

Item 2.   Issuer Purchase of Its Equity Securities

Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares
			Part of Publicly	that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs
February 4, 2004 – February 29, 2004	400	$12.5125	400	49,600 Shares
March 1, 2004 – March 31, 2004	2,000	$13.5000	2,000	47,600 Shares
April 1, 2004 – June 30, 2004	—	—	—	47,600 Shares
July 1, 2004 – September 30, 2004	—	—	—	47,600 shares
Total	2,400	$13.3770	2,400	47,600 Shares

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

     As of September 30, 2004, the Company has repurchased 2,400 shares in the amount of $32,105, at an average price of $13.377 per share. 47,600 shares may yet be purchased under this program.

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith:

31	Certifications of Registrant’s principal executive and principal financial officers required by Exchange Act Rule 13a-14(a).

32	Section 1350 Certifications of Registrant’s principal executive and principal financial officers required by Exchange Act Rule 13a-14(b).

(b)	Reports on Form 8-K:

1.	Registrant’s press release announcing its results of operations for the second quarter ending June 30, 2004 was filed with a Form 8-K on August 12, 2004.

2.	Registrant’s press release announcing that it has signed an agreement in principle to purchase Piezo Technology, Inc., Orlando, Florida, for approximately $8.7 million cash was filed with a Form 8-K on September 8, 2004.

3.	Registrant’s Form 8-K was filed on September 14, 2004 under Section 1.01, Entry Into a Material Definitive Agreement, announcing that, on behalf of its’ subsidiary, M-tron Industries, Inc., Lynch Corporation had signed a Definitive Agreement to Purchase all of the issued and outstanding common stock of Piezo Technologies, Inc.

4.	Registrant’s Form 8-K was filed on September 23, 2004, under Item 5.02, Departure of Directors or Principal Officers; Election of Officers; Appointment of Principal Officers; announcing the resignation of its Chairman and Vice Chairman, its appointment of the former Chairman to Chairman Emeritus status; the appointment of the former Chairman and Vice Chairman as Co-Chairman of a Board of Advisors; and the election of Marc Gabelli as the Company’s New Chairman.

5.	Registrant’s Form 8-K was filed on October 8, 2004 under Item 5.02, Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers, announcing the resignation of its President/Chief Operating Officer, its appointment of John C. Ferrara as President and Chief Executive Officer, and its appointment of Eugene Hynes as its Vice President, Secretary and Treasurer.

6.	Registrant’s Form 8-K was filed on October 20, 2004 under Item 1.01, Entry into Material Definitive Agreement and under Item 3.02, Unregistered Sales of Equity Securities, announcing that in connection with the Company’s acquisition of PTI, the Company entered into a Loan Agreement with First National Bank of Omaha and sold shares of Common Stock to Venator Merchant Fund, L.P.; under Item 2.01, Completion of Acquisition or Disposition of Assets, announcing the completion of the Company’s purchase of PTI; under Item 2.03, Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant, announcing that on October 14, 2004, the Company entered into A Loan Agreement with First National Bank of Omaha; and under Item 9.01, Financial Statements and Exhibits, announcing that PTI’s financial statements and pro forma financial information will be filed in a subsequent Form 8-K to be filed on or before December 30, 2004 and announcing that the following Exhibits were attached; 10.1 Loan Agreement, by and among M-tron, PTI and First National Bank of Omaha, dated October 14, 2004; 10.2 Unconditional Guaranty for Payment and Performance with First National Bank of Omaha, dated October 14, 2004; 10.3 Securities Purchase Agreement by and among the Registrant and Venator, dated October 15, 2004 and 10.4, Registration Rights Agreement, by and among the Registrant and Venator, dated October 15, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYNCH CORPORATION (Registrant)
November 9, 2004	By:	/s/ RAYMOND H. KELLER
Raymond H. Keller
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description
31	Certifications of Registrant’s principal executive and principal financial officers required by Exchange Act Rule 13a-14(a).

32	Section 1350 Certifications of Registrant’s principal executive and principal financial officers required by Exchange Act Rule 13a-14(b).

††	Filed herewith.

     The Exhibits listed above have been filed separately with the Securities and Exchange Commission in conjunction with this Quarterly Report on Form 10-Q or have been incorporated by reference into this Quarterly Report on Form 10-Q. Upon request, Lynch Corporation will furnish to each of its shareholders a copy of any such Exhibit. Requests should be addressed to the Office of the Secretary, Lynch Corporation, 140 Greenwich Avenue, 4th Floor, Greenwich CT 06830.