Form 10-K
period 2004-12-31
LYNCH CORP
filed 2005-04-01
CIK 61004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    ---------

                                    FORM 10-K

                       FOR ANNUAL AND TRANSITIONAL REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2004

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from __________________ to __________________

      COMMISSION FILE NUMBER: 1-106

                                LYNCH CORPORATION
                                -----------------
             (Exact name of Registrant as Specified in Its Charter)

                 INDIANA                                         38-1799862
                 -------                                         ----------
     (State or other jurisdiction of                          (I.R.S. Employer
     Incorporation or Organization)                          Identification No.)

       140 GREENWICH AVE, 4TH FL,
         GREENWICH, CONNECTICUT                                     06830
         ----------------------                                     -----
(Address of Principal Executive Offices)                         (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (203) 622-1150

      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

    TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
    -------------------                -----------------------------------------

Common Stock, $0.01 Par Value                   American Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. |X|

      Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes |_| No |X|

      The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant (based upon the closing price of the
Registrant's Common Stock on the American Stock Exchange on June 30, 2004 of
$13.75 per share) was $13.9 million. (In determining this figure, the Registrant has assumed that all of the Registrant's directors and officers are affiliates.
This assumption should not be deemed a determination or an admission by the
Registrant that such individuals are, in fact, affiliates of the Registrant.

      The number of outstanding shares of the registrant's common stock was
1,649,834 as of March 25, 2005.

      DOCUMENTS INCORPORATED BY REFERENCE: Certain portions of registrant's definitive Proxy Statement for the 2005 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than May 2,
2005, are incorporated by reference in Part III of this Report.

================================================================================

ITEM 1. BUSINESS

      Lynch Corporation (the "Company"), incorporated in 1928 under the laws of the State of Indiana, is a diversified holding company with subsidiaries engaged in manufacturing. The Company's executive offices are located at 140 Greenwich
Ave, 4th Floor, Greenwich, Connecticut 06830. Its telephone number is (203)
622-1150.

      The Company has three principal operating subsidiaries, M-tron Industries,
Inc. ("Mtron"), Piezo Technology, Inc. ("PTI") and Lynch Systems, Inc. ("Lynch
Systems"). The combined operations of Mtron and PTI are referred to herein as
"MtronPTI."

      The Company's business development strategy is to expand its existing operations through internal growth and merger and acquisition opportunities. It may also, from time to time, consider the acquisition of other assets or businesses that are not related to its present businesses. As used herein, the
Company includes subsidiary corporations.

MTRONPTI

      OVERVIEW

      MtronPTI, the result of the acquisition of PTI by Mtron effective
September 30, 2004, is a designer, manufacturer and marketer of custom designed electronic components that are used primarily to control the frequency or timing of signals in electronic circuits. Its devices, which are commonly called frequency control devices, crystals, crystal oscillators or electronic filters, are used extensively in infrastructure equipment for the telecommunications and network equipment industries. Its devices are also used in electronic systems for military applications, avionics, medical devices, instrumentation, industrial devices and global positioning systems.

      MtronPTI's frequency control devices consist of packaged quartz crystals, crystal oscillators and electronic filters. Our products produce an electrical signal that has the following attributes:

      o     accuracy -- the frequency of the signal does not change
            significantly over a period of time;
      o     stability -- the frequency of the signal does not vary significantly when our product is subjected to a range of operating environments;
            and
      o     low electronic noise -- the signal does not add interfering signals that can degrade the performance of electronic systems.

      MtronPTI has almost 40 years of experience designing, manufacturing and marketing crystal based frequency control products. Its customers rely on the skills of MtronPTI's engineering and design team to help them solve frequency control problems during all phases of their products' life cycles, including product design, prototyping, manufacturing and subsequent product improvements.

      SELECTED FINANCIAL INFORMATION

      For financial reporting purposes, MtronPTI comprises the Company's
"frequency control devices" segment. For information about this segment's net sales, profit or loss, and total assets for each of the last three fiscal years, please see Note 12 "Segment Information" to the Company's Consolidated Financial
Statements.

      MTRONPTI'S OBJECTIVES

      MtronPTI's intends to build on the strength of its core expertise in packaged quartz crystal, oscillator technologies and electronic filter technologies to become the supplier of choice to original equipment manufacturers that supply equipment with high-performance timing needs.

      MtronPTI intends to increase its investment in technical resources, including design and engineering personnel, to enable it to provide a higher level of design and engineering support to its customers and potential customers. It believes that technical participation with its original equipment manufacturers customers in the early stages of their design process will lead to
MtronPTI's frequency control devices being designed into their products more regularly.

      MtronPTI has a long-standing relationship with offshore contract manufacturers who have added capacity on its behalf. MtronPTI's near term objective is to reduce the time it takes to manufacture its products, which will result in better service to its customers.

      MtronPTI intends to design, manufacture and sell devices that offer higher frequencies or greater precision than its current products. It also plans to expand its offering of integrated timing systems to offer complete timing subsystems to its customers. It intends to achieve this through a combination of focused research and development and strategic acquisitions, if they are appropriate.

      MtronPTI believes that it can significantly enhance its business opportunities by acquiring technology, product portfolios and/or customer bases.
Some of these may offer immediate sales opportunities while others may meet longer term objectives. It plans to pursue these opportunities by making strategic acquisitions or by acquiring or licensing technology.

      Effective September 30, 2004, Mtron acquired PTI for approximately $8.7 million in cash. PTI designs and manufactures precision oscillators, resonators and filters, which are components in a broad range of commercial and military electronic and communications systems. This acquisition broadened Mtron's product line, provided both Mtron and PTI with the opportunity to cross-sell to the other's customers and placed MtronPTI in a stronger position in the growing military market.

      PRODUCTS

      MtronPTI's products are high quality, reliable, technically advanced frequency control devices, including packaged quartz crystals, oscillators incorporating those crystals and electronic filter products. The October 2002 acquisition of "Champion" provided MtronPTI an entry to the timing modules market. The September 2004 acquisition of PTI provided MtronPTI with its families of very high precision oven-controlled crystal oscillators and its electronic filter products.

      MtronPTI designs and produces a wide range of packaged quartz crystals, quartz crystal based oscillators and electronic filter products. There are a variety of features in its product family. The Packaged Crystal is a single crystal in a hermetically sealed package and is used by electronic equipment manufacturers, along with their own electronic circuitry, to build oscillators for frequency control in their electronic devices. The Clock Oscillator is the simplest of its oscillators. It is a self-contained package with a crystal and electronic circuitry that is used as a subsystem by electronic equipment manufacturers to provide frequency control for their devices. The Voltage
Controlled Crystal Oscillator (VCXO) is a variable frequency oscillator whose frequency can be changed by varying the control voltage to the oscillator. The
Temperature Compensated Crystal Oscillator (TCXO) is a stable oscillator designed for use over a range of temperatures. Oven-Controlled Crystal
Oscillators are designed to produce a much higher level of stability over a wide range of operating conditions with very low phase noise. The Electronic Filters use either crystal technology or precise manufacturing of inductive/capacitive circuits to provide filters with carefully defined capabilities to filter out unwanted portions of a timing signal. This variety of features in MtronPTI's product family offers the designers at electronic equipment manufacturers a range of options as they create the needed performance in their products.

      Currently, MtronPTI's oscillator products operate at frequencies ranging from 2 kilohertz to over 2.5 gigahertz, which constitute most of the oscillator frequencies that are now in use in its target markets. It offers crystal and inductive/capacitive filters with central frequencies from a Direct Current to
15 gigahertz. However, many of its products, through amplification or other means, are ultimately incorporated into products that operate at higher frequencies.

      MtronPTI's products are employed in numerous applications within the communications industry, including computer and telephone network switches, high-speed gigabit Ethernet, modems, wireless transmitters/receivers, multiplexers, data recovery/regeneration devices, fiber channel networks, repeaters, data transceivers, line interface devices and base station controllers. Its products are incorporated into end products that serve all elements of the communications industry.

      The crystals, oscillators and filters intended for non-communications applications are found in military applications for communications and armaments. Avionics applications include ground and flight control systems.
Industrial applications are in security systems, metering systems, electronic test instruments and industrial control systems. MtronPTI's products are also used in medical instrumentation applications as well as in various computer peripheral equipment such as storage devices, printers, modems, monitors, video cards and sound cards.

      MtronPTI's timing module, an electronic subsystem, is a pre-assembled circuit that integrates several different functions into a small, single, self-contained module for control of timing in a circuit. Today, timing modules are frequently used for the synchronization of timing signals in digital circuits, particularly in wireless and optical carrier network systems.

      MANUFACTURING

      MtronPTI has manufacturing facilities in Yankton, South Dakota, Orlando,
Florida and Noida, India. It has established long-term relationships with several contract manufacturers in Asia. Approximately 12% of MtronPTI's net sales in 2004 were attributable to one such contract manufacturer located in both Korea and China. While MtronPTI does not have written long-term agreements with this contract manufacturer, MtronPTI believes that it occasionally receives preferential treatment on production scheduling matters. MtronPTI maintains a rigorous quality control system and is an ISO 9001/2000 qualified manufacturer.
MtronPTI's Hong Kong subsidiary (Mtron Industries, Limited) does not manufacture, but acts as a buying agent, regional warehouse, quality control and sales representative for its parent company.

      RESEARCH AND DEVELOPMENT

      At December 31, 2004, MtronPTI employed 30 engineers and technicians primarily in South Dakota and Florida who devoted most of their time to research and development. Its research and development expense was approximately $1.1 million, $0.6 million and $0.7 million in 2004, 2003 and 2002, respectively.
MtronPTI expects to increase its spending on research and development by up to
10% during 2005.

      CUSTOMERS

      MtronPTI markets and sells its frequency control devices primarily to:

            o     original equipment manufacturers of communications,
                  networking, military, avionics, instrumentation and medical equipment;
            o     contract manufacturers for original equipment manufacturers;
                  and
            o     distributors who sell to original equipment manufacturers and contract manufacturers.

      In 2004, a communications original equipment manufacturer ("OEM")
accounted for approximately 18% of MtronPTI's net sales, compared to less than
12% in 2003. No other customer accounted for more than 10% of its 2004 revenues.
Sales to its ten largest customers accounted for approximately 48% of net sales in 2004, compared to approximately 40% and 60% of net sales for 2003 and 2002, respectively.

      INTERNATIONAL SALES

      MtronPTI's revenues from international sales were $11.3 million, $7.9 million and $5.9 for 2004, 2003 and 2002, representing approximately 48%, 52%
and 51% of its net sales for 2004, 2003 and 2002, respectively. In 2004, these revenues included approximately 8% from customers in Canada, 19% from customers in Asia, 7% from customers in Western Europe and 2% from customers in Mexico.
MtronPTI has increased its international sales efforts by adding distributors and manufacturers' representatives in Western Europe and Asia. The Company avoids currency exchange risk by transacting substantially all international sales in United States dollars.

      BACKLOG

      MtronPTI had backlog orders of approximately $7.7 million at December 31,
2004 (including backlog attributable to PTI of $4.7 million), compared to $2.8 million at December 31, 2003. The $4.9 million improvement is mainly the result of the acquisition of PTI. MtronPTI's backlog may not be indicative of future sales because of its customers' ability to cancel orders.

      COMPETITION

      Frequency control devices are sold in a highly competitive industry. There are numerous domestic and international manufacturers who are capable of providing custom designed quartz crystals, oscillators and electronic filters comparable in quality and performance to MtronPTI's products. Competitors include Vectron International (a division of Dover Corporation), CTS
Corporation, K&L (a division of Dover Corporation) and Saronix (a division of
Pericom Semiconductor Corporation). MtronPTI does not operate in the same markets as high volume manufacturers of standard products; rather it focuses on manufacturing lower volumes of more precise, custom designed frequency control devices. Many of its competitors and potential competitors have substantially greater financial, engineering, manufacturing and marketing resources than it does. MtronPTI seeks to manufacture custom designed, high performance crystals and oscillators, which it believes it can sell competitively based upon performance, quality, order response time and a high level of engineering support.

      INTELLECTUAL PROPERTY

      MtronPTI has no patents, trademarks or licenses that are considered to be important to MtronPTI's business or operations. Rather, MtronPTI believes that its technological position depends primarily on the technical competence and creative ability of its engineering and technical staff in areas of product design and manufacturing processes as well as proprietary know-how and information.

LYNCH SYSTEMS

      OVERVIEW

      Lynch Systems designs, develops, manufactures and markets a broad range of manufacturing equipment for the electronic display and consumer glass industries. Lynch Systems also produces replacement parts for various types of packaging and glass container-making machines, which Lynch Systems does not manufacture. Lynch Systems is concentrating its efforts on developing its glass forming machinery business segment. While Lynch Systems' cathode-ray tube business segment remains an important component of its business, Lynch Systems anticipates declining demand for products based on such technology.

      SELECTED FINANCIAL INFORMATION

      For financial reporting purposes, Lynch Systems comprises the Company's
"glass manufacturing equipment" segment. For information about this segment's net sales, profit or loss, and total assets for each of the last three fiscal years, please see Note 15 "Segment Information" to the Company's Consolidated
Financial Statements.

      LYNCH SYSTEMS OBJECTIVES

      Lynch Systems expects to continue to build on its name recognition and reputation as one of the world's leading manufacturers of glass forming machinery. Lynch Systems is the oldest glass-forming supplier to the consumer
(daily use) glass industry. Lynch Systems is the only independent supplier in the CRT (cathode ray tube) glass forming field and it is Lynch Systems'
intention to use this strength to form closer partnerships with its customers in their pursuit of innovative glass making machinery. In addition, Lynch Systems will use its expertise to provide technical assistance to other glass product manufacturers.

      Lynch Systems' long term intentions are to monitor the market direction and to be at the forefront of technology in order to respond to market demand for new and innovative types of machinery needed to produce glass. Lynch Systems anticipates that it will continue to research and develop state-of-the-art machinery within its core competence, and also to seek new markets, such as container ware, where its experience and proven success can be utilized to develop new products and increase its growth.

      Lynch Systems intends to continue to expand on its expertise in the feeder and shear markets, and to reduce the cost of its raw materials by continuing to search for cheaper suppliers of materials, especially from foreign markets. In addition, Lynch Systems will continue its own in-house cost cutting programs by eliminating redundant or superfluous operations, improving its factory quality and yield rates and better utilization of its current personnel. By increasing its efficiency and shortening its delivery rate, Lynch Systems hopes to increase the number of turns giving a positive effect to its financial performance.

      PRODUCTS AND MANUFACTURING

      Lynch Systems manufactures and installs forming equipment that sizes, cuts, and forms tableware such as glass tumblers, plates, cups, saucers, pitchers, architectural glass block, commercial optical glass and automobile lenses. Lynch Systems also manufactures glass-forming presses and electronic controls to provide high-speed automated systems to form different sizes of face panels and CRT display tubes for television screens and computer monitors, including presses to build large screen televisions for the HDTV (high definition television) market. Additionally, Lynch Systems manufactures and installs fire polishing, electronic controls and retrofit systems for CRT display and consumer glass presses.

      Lynch Systems' worldwide customers require capital equipment that produces a wide variety of Tableware products to remain competitive. In support of this market demand, Lynch Systems has invested in Research & Development (R&D)
programs to manufacture new lines of capital equipment such as Stretch Machines for one-piece Stemware, Firepolishers for high quality Tableware and Spinning
Machines for high speed, high quality Dishware. The production of glassware entails the use of machines, which heat glass and, using great pressure, form an item by pressing it into a desired shape. Because of the high cost of bringing the machine and materials up to temperature, a machine for producing glassware must be capable of running continuously.

      To further expand Lynch Systems' Tableware product lines, additional product lines have been acquired through royalty partnerships with leading industry concerns. In 1999, Lynch Systems acquired the H-28 Press and Blow machine from Emhart Glass SA. This high production machine produces both round and geometric design Tumblers and is now marketed by Lynch Systems as the LH-28 with numerous Electronic Control improvements. In accordance with the terms of the agreement, Lynch Systems is obligated to pay Emhart a royalty of 13% on parts sales up to $2 million a year, a 5% royalty rate on all parts sales in excess of $2 million, and 5% on all machine sales through 2008. In 2000, the
Eldred product line of Burnoff Machines, used to fire finish the rims of the
H-28 Tumblers, and four-color Decorating Machines were acquired by Lynch
Systems. In accordance with the terms of the agreement, Lynch Systems is obligated to pay Eldred a royalty of 10% on sales up to $300,000 per year and 8%
royalty on sales over $300,000 per year until 2010. All Tableware capital equipment requires moulds in the production of any article. In 2002, agreement was reached with Merkad Glassware Mould, Ltd., a producer of high quality moulds, to represent and distribute moulds throughout North and South America.
Lynch Systems has no contractual obligations to Merkad.

      RESEARCH AND DEVELOPMENT

      Research and development expense was $104,000 in 2004, $180,000 in 2003 and $220,000 in 2002. 2004 R&D expense was for television related activities while prior year R&D was mainly for stemware.

      CUSTOMERS

      Lynch Systems has historically had a small number of customers. One customer accounted for 36% of Lynch Systems' 2004 revenue, and two customers accounted for 53% of 2004 sales.

      DOMESTIC SALES

      Lynch Systems' revenues from domestic sales were $1.1 million, $3.7 million and $1.8 million for 2004, 2003 and 2002, respectively.

      INTERNATIONAL SALES

      Lynch Systems' revenues from international sales were $9.3 million, $9.1 million and $13.2 million for 2004, 2003 and 2002, respectively, representing approximately 89%, 71% and 88% of Lynch Systems' net sales for those years.
International sales in the past three years were mainly to customers in
Indonesia, China, South Korea, Lithuania and the Netherlands. The profitability of international sales is approximately equivalent to that of domestic sales. As many international orders require partial advance deposits, with the balance often secured by irrevocable letters of credit from banks in the foreign country, the Company believes that most of the credit risks commonly associated with doing business in international markets are minimized. The Company avoids currency exchange risk by transacting substantially all international sales in
United States dollars.

      BACKLOG

      Lynch Systems had an order backlog of approximately $9.9 million at
December 31, 2004, compared to $2.8 million at December 31, 2003. Backlog increased due to new orders from television and tableware manufacturers. Most of
Lynch Systems' $9.9 million backlog as of December 31, 2004 is scheduled to be delivered in 2005, with the majority scheduled to be delivered in the second quarter. Lynch Systems includes as backlog only those orders that are subject to written contract or written purchase orders.

      COMPETITION

      Lynch Systems believes that in the worldwide pressware market it is the largest supplier of CRT products to glass companies that do not manufacture their own pressware machines. Competition is based on service, performance and technology. Competitors include various companies in Italy, Japan, Korea,
Germany and elsewhere. Several of the largest domestic and international producers of glass pressware frequently build their own glass-forming machines and produce spare parts in-house.

      RAW MATERIALS

      Raw materials are generally available to Lynch Systems in adequate supply from a number of suppliers. The price of steel, a major component of glass forming machinery, has increased due to high demand. Lynch Systems has been required to absorb a portion of that price increase.

      INTELLECTUAL PROPERTY

      Lynch Systems owns patents and proprietary know-how that are important to its business and the maintenance of its competitive position. Its most important patent is for a rotary glass-molding press with cushioned trunnion mounted hydraulic drive, expiring October, 2012.

                 ----------------------------------------------

EMPLOYEES

      As of December 31, 2004, the Company employed 355 people, including 7 in
Hong Kong, 2 in Germany and 8 in India. None of its employees is represented by a labor union and the Company considers its employee relations to be good.

SPINNAKER INDUSTRIES, INC.

      Prior to September 30, 2001, the Company owned 48% and 60%, respectively, of the equity and voting power of Spinnaker Industries, Inc. ("Spinnaker").
Under accounting principles generally accepted in the United States, the Company consolidated the results of Spinnaker and was required to record all of the losses of Spinnaker. On September 26, 2001, the Company made a charitable disposition of 430,000 shares, as a result of which: (a) the Company's equity interest and voting power in Spinnaker were reduced to 41.8% and 49.5%,

respectively, (b) the Company deconsolidated Spinnaker for financial reporting purposes, effective September 30, 2001, (c) the Company recorded a non-cash gain of $27,406,000 on September 30, 2001, (d) from September 30, 2001 until
September 23, 2002, the Company accounted for its ownership of Spinnaker using the equity method of accounting and (e) the Company did not record any additional losses from Spinnaker, as it had no obligation to further fund such losses.

      On September 23, 2002, the Company sold its remaining interest in
Spinnaker to an independent party for nominal consideration, because the Company determined that the Spinnaker shares had no value as a result of Spinnaker's ongoing reorganization under Chapter 11 of the Bankruptcy Code. As a result of this transfer, the Company recorded a $19,420,000 non-cash gain and consequently an increase in shareholders' equity of $19,420,000 in the third quarter of 2002.
This action increased the Company's total shareholders' equity of the Company to approximately $11,644,000 at September 30, 2002 from a deficit of $7,615,000 on
June 30, 2002.

ENVIRONMENTAL

      The European Union recently issued its Restriction of Hazardous Substances
Directive (the "RHSD"). MtronPTI has began to make appropriate adjustments in its materials and manufacturing, and expects to be fully compliant within the time frame provided. As a result of the RHSD, MtronPTI has experienced increased costs, mainly in the form of managing the transition.

      The capital expenditures, earnings and competitive position of the Company have not been materially affected to date by compliance with current federal, state, and local laws and regulations relating to the protection of the environment; however, the Company cannot predict the effect of future laws and regulations. The Company has not experienced difficulties relative to fuel or energy shortages.

SEASONALITY

      No portion of the business of the Company is regarded as seasonal.

CUSTOMERS

      In 2004, the largest single customer accounted for 12.2% of consolidated sales, while the next largest customer represented 10.9% of revenue. In 2003, the largest single customer accounted for 12% of consolidated sales, while the next largest customer represented 10% of revenue. In 2002, a single customer, who represented 42% of Lynch Systems' sales, accounted for 24% of consolidated net sales, while the next largest customer represented less than 8% of consolidated revenue.

LONG-LIVED ASSETS

      Long-lived assets, including intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount thereof may not be recoverable. Management assesses the recoverability of the cost of the assets based on a review of projected undiscounted cash flows. In the event an impairment loss is identified, it is recognized based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset. If an asset is held for sale, management reviews its estimated fair value less cost to sell. Fair value is determined using pertinent market information, including appraisals or broker's estimates, and/or projected discounted cash flows.

                                  RISK FACTORS

      YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE INVESTING
IN OUR PUBLICLY TRADED SECURITY. THE RISKS DESCRIBED BELOW ARE NOT THE ONLY ONES
FACING US. ADDITIONAL RISKS NOT CURRENTLY KNOWN TO US OR THAT WE CURRENTLY
BELIEVE ARE IMMATERIAL ALSO MAY IMPAIR OUR BUSINESS OPERATIONS AND OUR
LIQUIDITY.

      WE HAVE INCURRED OPERATING LOSSES FOR THE PAST THREE YEARS AND FACE
UNCERTAINTY IN OUR ABILITY TO ACHIEVE OPERATING PROFITS IN THE FUTURE.

      We have incurred substantial operating losses for the past three years.
Without giving effect to gains realized from the deconsolidation in 2002 of one of our holdings, we suffered operating losses of $2.9 million, $832,000 and $3.3 million in 2004, 2003 and 2002, respectively. We are uncertain whether we will be able to achieve or sustain operating profits in the future.

      IF WE ARE UNABLE TO SECURE NECESSARY FINANCING, WE MAY NOT BE ABLE TO FUND
OUR OPERATIONS OR STRATEGIC GROWTH.

      In order to achieve our strategic business objectives, we may be required to seek additional financing. We may be unable to renew our existing credit facilities or obtain new financing on acceptable terms, or at all. Under our existing credit facilities, we are required to obtain the lenders' consent for most additional debt financing and to comply with other covenants, including specific financial ratios. For example, we may require further capital to continue to develop our technology and infrastructure and for working capital purposes. In addition, future acquisitions would likely require additional equity and/or debt financing. Our failure to secure additional financing could have a material adverse effect on our continued development or growth.

      AS A HOLDING COMPANY, WE DEPEND ON THE OPERATIONS OF OUR SUBSIDIARIES TO
MEET OUR OBLIGATIONS.

      We are a holding company that transacts all of our business through operating subsidiaries. Our primary assets are the shares of our operating subsidiaries. Our ability to meet our operating requirements and to make other payments depends on the surplus and earnings of our subsidiaries and their ability to pay dividends or to advance or repay funds. Payments of dividends and advances and repayments of inter-company debt by our subsidiaries are restricted by our credit agreements.

      WE MAY MAKE ACQUISITIONS THAT ARE NOT SUCCESSFUL OR FAIL TO PROPERLY
INTEGRATE ACQUIRED BUSINESSES INTO OUR OPERATIONS.

      We intend to explore opportunities to buy other businesses or technologies that could complement, enhance or expand our current business or product lines or that might otherwise offer us growth opportunities. We may have difficulty finding such opportunities or, if we do identify such opportunities, we may not be able to complete such transactions for reasons including a failure to secure necessary financing.

      Any transactions that we are able to identify and complete may involve a number of risks, including:

      o     the diversion of our management's attention from our existing business to integrate the operations and personnel of the acquired or combined business or joint venture;
      o     possible adverse effects on our operating results during the integration process;
      o     substantial acquisition related expenses, which would reduce our net income in future years;
      o     the loss of key employees and customers as a result of changes in management; and
      o     our possible inability to achieve the intended objectives of the transaction.

      In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or employees. We may not be able to maintain uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies.

      PROVISIONS IN OUR CHARTER DOCUMENTS AND UNDER INDIANA LAW MAY PREVENT OR
DELAY A CHANGE OF CONTROL OF US AND COULD ALSO LIMIT THE MARKET PRICE OF OUR
COMMON SHARES.

      Provisions of our certificate of incorporation and bylaws, as well as provisions of Indiana corporate law, may discourage, delay or prevent a merger, acquisition or other change in control of our company, even if such a change in control would be beneficial to our shareholders. These provisions may also prevent or frustrate attempts by our shareholders to replace or remove our management. These provisions include those:

      o     prohibiting our shareholders from fixing the number of our directors;
      o     requiring advance notice for shareholder proposals and nominations;
            and
      o     prohibiting shareholders from acting by written consent, unless unanimous.

      We are subject to certain provisions of the Indiana Business Corporation
Law, or IBCL, that limit business combination transactions with 10% shareholders during the first five years of their ownership, absent approval of our board of directors. The IBCL also contains control share acquisition provisions that limit the ability of certain shareholders to vote their shares unless their control share acquisition was approved in advance by shareholders. These provisions and other similar provisions make it more difficult for shareholders or potential acquirers to acquire us without negotiation and could limit the price that investors are willing to pay in the future for our common shares.

      COMPLIANCE WITH CHANGING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC
DISCLOSURE WILL RESULT IN ADDITIONAL EXPENSES.

      Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the
Sarbanes-Oxley Act of 2002, new SEC regulations and American Stock Exchange rules, will require an increased amount of management attention and external resources. We expect to invest all reasonably necessary resources to comply with evolving standards, which will result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

      WE MAY BE EXPOSED TO LIABILITY AS A RESULT OF BEING NAMED AS A DEFENDANT
IN A LAWSUIT BROUGHT UNDER THE SO-CALLED "QUI TAM" PROVISIONS OF THE FEDERAL
FALSE CLAIMS ACT.

      The Company, Lynch Interactive Corporation, which was formed via a tax-free spin-off from Lynch Corporation on September 1, 1999 ("Lynch
Interactive"), and various other parties are defendants in a lawsuit brought under the so-called "qui tam" provisions of the federal False Claims Act in the
United States District Court for the District of Columbia. The main allegation in the case is that the defendants participated in the creation of "sham"
bidding entities that allegedly defrauded the U.S. Treasury Department by improperly participating in Federal Communications Commission spectrum auctions restricted to small businesses, and obtained bidding credits in other spectrum auctions allocated to "small" and "very small" businesses. The lawsuit seeks to recover an unspecified amount of damages, which amount would be automatically tripled under the statute. Although Lynch Interactive is contractually bound to indemnify us for any losses or damages we may incur as a result of this lawsuit,
Lynch Interactive may lack the capital resources to do so. As a result, we could be held liable and forced to pay a significant amount of damages without recourse.

      WE DO NOT ANTICIPATE PAYING CASH DIVIDENDS ON OUR COMMON SHARES IN THE
FORESEEABLE FUTURE.

      We anticipate that all of our earnings will be retained for the development of our business. The Board of Directors has adopted a policy of not paying cash dividends on our common shares. We do not anticipate paying cash dividends on our common shares in the foreseeable future.

      THERE IS A LIMITED MARKET FOR OUR COMMON SHARES. OUR SHARE PRICE IS LIKELY
TO BE HIGHLY VOLATILE AND COULD DROP UNEXPECTEDLY.

      There is a limited public market for our common shares, and we cannot assure you that an active trading market will develop. As a result of low trading volume in our common shares, the purchase or sale of a relatively small number of shares could result in significant share price fluctuations. Our share price may fluctuate significantly in response to a number of factors, including the following, several of which are beyond our control:

      o     changes in financial estimates or investment recommendations by securities analysts relating to our shares;
      o     loss of a major customer;
      o     announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and
      o     changes in key personnel.

      In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We could be the target of similar litigation in the future.
Securities litigation, regardless of merit or ultimate outcome, would likely cause us to incur substantial costs, divert management's attention and resources, harm our reputation in the industry and the securities markets and reduce our profitability.

      SECURITIES ANALYSTS MAY NOT INITIATE COVERAGE OF OUR COMMON SHARES OR MAY
ISSUE NEGATIVE REPORTS, AND THIS MAY HAVE A NEGATIVE IMPACT ON THE MARKET PRICE
OF OUR COMMON SHARES.

      We cannot assure you that securities analysts will initiate coverage and publish research reports on us. It is difficult for companies with smaller market capitalizations, such as us, to attract independent financial analysts who will cover our common shares. If securities analysts do not, this lack of research coverage may adversely affect the market price of our common shares.

      IF WE ARE UNABLE TO INTRODUCE INNOVATIVE PRODUCTS, DEMAND FOR OUR PRODUCTS
MAY DECREASE.

      Our future operating results are dependent on our ability to continually develop, introduce and market innovative products, to modify existing products, to respond to technological change and to customize some of our products to meet customer requirements. There are numerous risks inherent in this process, including the risks that we will be unable to anticipate the direction of technological change or that we will be unable to develop and market new products and applications in a timely or cost-effective manner to satisfy customer demand.

      OUR OPERATING RESULTS AND FINANCIAL CONDITION COULD BE MATERIALLY
ADVERSELY AFFECTED BY ECONOMIC, POLITICAL, HEALTH, REGULATORY AND OTHER FACTORS
EXISTING IN FOREIGN COUNTRIES IN WHICH WE OPERATE.

      As we have significant international operations, our operating results and financial condition could be materially adversely affected by economic, political, health, regulatory and other factors existing in foreign countries in which we operate. Our international operations are subject to inherent risks, which may materially adversely affect us, including:

      o     political and economic instability in countries in which our products are manufactured and sold;
      o     expropriation or the imposition of government controls;
      o     sanctions or restrictions on trade imposed by the United States government;
      o     export license requirements;
      o     trade restrictions;
      o     currency controls or fluctuations in exchange rates;
      o     high levels of inflation or deflation;
      o     greater difficulty in collecting our accounts receivable and longer payment cycles;
      o     changes in labor conditions and difficulties in staffing and managing our international operations; and
      o     limitations on insurance coverage against geopolitical risks, natural disasters and business operations.

      In addition, these same factors may also place us at a competitive disadvantage when compared to some of our foreign competitors. In response to competitive pressures and customer requirements, we may further expand internationally at lower cost locations. If we expand into these locations, we will be required to incur additional capital expenditures.

      OUR BUSINESSES ARE CYCLICAL. THE RECENT DECLINE IN DEMAND IN THE
ELECTRONIC COMPONENT AND GLASS COMPONENT INDUSTRIES MAY CONTINUE, RESULTING IN
ADDITIONAL ORDER CANCELLATIONS AND DEFERRALS AND LOWER AVERAGE SELLING PRICES
FOR OUR PRODUCTS.

      Our subsidiaries sell to industries that are subject to cyclical economic changes. The electronic component and glass component industries in general, and specifically the Company, have for the past several years experienced a decline in product demand on a global basis, resulting in order cancellations and deferrals and lower average selling prices. This decline is primarily attributable to a slowing of growth in the demand for components used by telecommunications infrastructure manufacturers and newer technologies introduced in the glass display industry. We cannot assure you that any expected or perceived improvements in the economy and the electronic component and glass component industry will occur. The slowdown may continue and may become more pronounced. A slowdown in demand, as well as recessionary trends in the global economy, make it more difficult for us to predict our future sales, which also makes it more difficult to manage our operations.

      OUR MARKETS ARE HIGHLY COMPETITIVE, AND WE MAY LOSE BUSINESS TO LARGER AND
BETTER-FINANCED COMPETITORS.

      Our markets are highly competitive worldwide, with low transportation costs and few import barriers. We compete principally on the basis of product quality and reliability, availability, customer service, technological innovation, timely delivery and price. All of the industries in which we compete have become increasingly concentrated and globalized in recent years. Our major competitors, some of which are larger than us, and potential competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing and customer support capabilities than we have.

      OUR SUCCESS DEPENDS ON OUR ABILITY TO RETAIN OUR KEY MANAGEMENT AND
TECHNICAL PERSONNEL AND ATTRACTING, RETAINING, AND TRAINING NEW TECHNICAL
PERSONNEL.

      Our future growth and success will depend in large part upon our ability to retain our existing management and technical team and to recruit and retain highly skilled technical personnel, including engineers. The labor markets in which we operate are highly competitive and most of our operations are not located in highly populated areas. As a result, we may not be able to retain and recruit key personnel. Our failure to hire, retain or adequately train key personnel could have a negative impact on our performance.

      WE MAY NOT REALIZE THE SYNERGIES OR ACHIEVE THE INTENDED OBJECTIVES SOUGHT
FROM MTRON'S ACQUISITION OF PTI.

      Effective September 30, 2004, Mtron completed its acquisition of PTI. The value of this acquisition is largely based on the synergies that we believe will be created by the integration of these two companies. This process involves a number of risks, including the diversion of our management's attention from our existing business to integrate PTI's operations and personnel, and possible adverse effects on our operating results during the integration process. In addition, we may be unable to integrate, operate, maintain and manage PTI's operations or employees. We also may not be able to maintain uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies.

      MTRONPTI'S BACKLOG MAY NOT BE INDICATIVE OF FUTURE SALES AND MAY ADVERSELY
AFFECT OUR BUSINESS.

      MtronPTI's backlog comprises orders that are subject to specific production release orders under written contracts, oral and written orders from customers with which MtronPTI has had long-standing relationships and written purchase orders from sales representatives. MtronPTI's customers may order components from multiple sources to ensure timely delivery when backlog is particularly long and may cancel or defer orders without significant penalty.
They often cancel orders when business is weak and inventories are excessive, a phenomenon that MtronPTI has experienced in the recent economic slowdown. As a result, MtronPTI's backlog as of any particular date may not be representative of actual net sales for any succeeding period.

      MTRONPTI RELIES UPON ONE CONTRACT MANUFACTURER FOR A SIGNIFICANT PORTION
OF ITS FINISHED PRODUCTS, AND A DISRUPTION IN ITS RELATIONSHIP COULD HAVE A
NEGATIVE IMPACT ON MTRONPTI'S SALES.

      In 2004, approximately 12% of MtronPTI's net sales was attributable to finished products that were manufactured by an independent contract manufacturer located in both Korea and China. We expect this manufacturer to account for a smaller but substantial portion of MtronPTI's net sales in 2005 and a material portion of MtronPTI's sales for the next several years. MtronPTI does not have a written, long-term supply contract with this manufacturer. If this manufacturer becomes unable to provide products in the quantities needed, or at acceptable prices, MtronPTI would have to identify and qualify acceptable replacement manufacturers or manufacture the products internally. Due to specific product knowledge and process capability, MtronPTI could encounter difficulties in locating, qualifying and entering into arrangements with replacement manufacturers. As a result, a reduction in the production capability or financial viability of this manufacturer, or a termination of, or significant interruption in, MtronPTI's relationship with this manufacturer, may adversely affect MtronPTI's results of operations and our financial condition.

      CONTINUED MARKET ACCEPTANCE OF MTRONPTI'S PACKAGED QUARTZ CRYSTALS,
OSCILLATOR MODULES AND ELECTRONIC FILTERS IS CRITICAL TO OUR SUCCESS, BECAUSE
FREQUENCY CONTROL DEVICES ACCOUNT FOR NEARLY ALL OF MTRONPTI'S SALES.

      Virtually all of MtronPTI's 2003 and 2004 net sales came from sales of frequency control devices, which consist of packaged quartz crystals, oscillator modules and electronic filters. We expect that this product line will continue to account for substantially all of MtronPTI's net sales for the foreseeable future. Any decline in demand for this product line or failure to achieve continued market acceptance of existing and new versions of this product line may harm MtronPTI's business and our financial condition.

      MTRONPTI'S FUTURE RATE OF GROWTH IS HIGHLY DEPENDENT ON THE DEVELOPMENT
AND GROWTH OF THE MARKET FOR COMMUNICATIONS AND NETWORK EQUIPMENT.

      MtronPTI's business depends heavily upon capital expenditures by the providers of communications and network services. In 2004, the majority of
MtronPTI's net sales were to manufacturers of communications and network infrastructure equipment, including indirect sales through distributors and contract manufacturers. In 2005, MtronPTI expects a smaller but significant portion of its net sales to be to manufacturers of communications and network infrastructure equipment. MtronPTI intends to increase its sales to communications and network infrastructure equipment manufacturers in the future.
Communications and network service providers have experienced periods of capacity shortage and periods of excess capacity. In periods of excess capacity, communications systems and network operators cut purchases of capital equipment, including equipment that incorporates MtronPTI's products. A slowdown in the manufacture and purchase of communications and network infrastructure equipment could substantially reduce MtronPTI's net sales and operating results and adversely affect our financial condition. Moreover, if the market for communications or network infrastructure equipment fails to grow as expected,
MtronPTI may be unable to sustain its growth. In addition, MtronPTI's growth depends upon the acceptance of its products by communications and network infrastructure equipment manufacturers. If, for any reason, these manufacturers do not find MtronPTI's products to be appropriate for their use, our future growth will be adversely affected.

      COMMUNICATIONS AND NETWORK INFRASTRUCTURE EQUIPMENT MANUFACTURERS
INCREASINGLY RELY UPON CONTRACT MANUFACTURERS, THEREBY DIMINISHING MTRONPTI'S
ABILITY TO SELL ITS PRODUCTS DIRECTLY TO THOSE EQUIPMENT MANUFACTURERS.

      There is a growing trend among communications and network infrastructure equipment manufacturers to outsource the manufacturing of their equipment or components. As a result, MtronPTI's ability to persuade these original equipment manufacturers to specify our products has been reduced and, in the absence of a manufacturer's specification of MtronPTI's products, the prices that MtronPTI can charge for them may be subject to greater competition.

      MTRONPTI'S GOVERNMENT CONTRACTS CONTAIN PROVISIONS THAT ARE UNFAVORABLE TO
IT AND HAVE A NUMBER OF SPECIFIC RISKS THAT MAY RESULT IN LOST ORDERS AND
PROFITS.

      Many of MtronPTI's contracts with government agencies contain provisions that give the governments rights and remedies not typically found in private commercial contracts, including provisions enabling the government to:

      o     terminate or cancel existing contracts without good reason or penalty;
      o     suspend MtronPTI from doing business with a foreign government or prevent MtronPTI from selling its products in certain countries;
      o     audit and object to MtronPTI's contract-related costs and expenses, including allocated indirect costs; and
      o     change specific terms and conditions in MtronPTI's contracts, including changes that would reduce the value of the contract to
            MtronPTI.

      MtronPTI's business generated from government contracts could be materially and adversely affected if:

      o     MtronPTI's reputation or relationship with government agencies were impaired;
      o     MtronPTI were suspended or otherwise prohibited from contracting with a domestic or foreign government;
      o     any of MtronPTI's products were to fail to meet the requirements of certain applicable specified military standards;
      o     levels of government spending were to decrease;
      o     MtronPTI were barred from entering into new government contracts or extending existing government contracts based on violations or suspected violations of laws or regulations; or
      o     MtronPTI were not granted security clearances required to provide its services and solutions to governments, or such security clearances were revoked.

      FUTURE CHANGES IN MTRONPTI'S ENVIRONMENTAL LIABILITY AND COMPLIANCE
OBLIGATIONS MAY INCREASE COSTS AND DECREASE PROFITABILITY.

      MtronPTI's manufacturing operations, products and/or product packaging are subject to environmental laws and regulations governing air emissions, wastewater discharges, and the handling, disposal and remediation of hazardous substances, wastes and other chemicals. In addition, more stringent environmental regulations may be enacted in the future, and we cannot presently determine the modifications, if any, in MtronPTI's operations that any future regulations might require, or the cost of compliance that would be associated with these regulations.

      LYNCH SYSTEMS' REVENUE IS LARGELY DEPENDENT ON DEMAND FOR ITS TELEVISIONS
AND COMPUTER MONITORS BASED ON CATHODE-RAY TUBE TECHNOLOGY. THIS TECHNOLOGY WILL
EVENTUALLY BE REPLACED BY PLASMA AND LIQUID CRYSTAL DISPLAYS.

      Lynch Systems generates a significant portion of its revenue from sales to glass producers that supply television and computer monitor displays that are based on cathode-ray tube technology. This market is being rapidly penetrated by thinner, lighter weight plasma displays and liquid crystal displays. Although cathode-ray tube televisions and computer monitors currently retain advantages in image quality and price, glass producers are investing billions of dollars to improve the quality and lower the unit price of plasma, liquid crystal and other display types. We believe that market penetration by plasma and liquid crystal display producers will continue and eventually render obsolete cathode-ray tube technology and this Lynch Systems product line.

      LYNCH SYSTEMS' DEPENDENCE ON A FEW SIGNIFICANT CUSTOMERS EXPOSES IT TO
OPERATING RISKS.

      Lynch Systems' sales to its ten largest customers accounted for approximately 84% of its net sales in 2003, 2002 and 2001 and 80% in 2004. Lynch
Systems' sales to its largest customer accounted for approximately 20% of its net sales in 2003, 2002 and 2001 and 36% in 2004. If a significant customer reduces, delays or cancels its orders for any reason, the business and results of operations of Lynch Systems would be negatively affected.

      AN ORDER TO BUILD MULTIPLE MACHINES IN THE FUTURE WITH A SIGNIFICANT
CUSTOMER IN THE TABLEWARE MARKET IS CONTINGENT UPON THE SUCCESSFUL INSTALLATION
AND OPERATION OF MACHINES CURRENTLY IN PRODUCTION.

      Lynch Systems has a significant order for glass manufacturing machines that are scheduled to be shipped and installed in the customer's factories in
2005. We expect that this contract will represent approximately 33% of Lynch
Systems' revenues in 2005. Many of these machines utilize new processes and require customer training. The ability of the customer's personnel and resources to operate these machines successfully is critical. If the customer does not realize the full benefit from these machines, new orders from this customer may be cancelled.

      THE RESULTS OF LYNCH SYSTEMS' OPERATIONS ARE SUBJECT TO FLUCTUATIONS IN
THE AVAILABILITY AND COST OF STEEL USED TO MANUFACTURE GLASS FORMING EQUIPMENT.

      Lynch Systems uses large amounts of steel to manufacture its glass forming equipment. The price of steel has risen substantially and demand for steel is very high. Lynch Systems has only been able to pass some of the increased costs to its customers. As a result, Lynch Systems' profit margins on glass forming equipment have decreased. If the price of and demand for steel continues to rise, our profit margins will continue to decrease.

      LYNCH SYSTEMS MAY BE UNABLE TO PROTECT ITS INTELLECTUAL PROPERTY.

      The success of Lynch Systems' business depends, in part, upon its ability to protect trade secrets, designs, drawings and patents, obtain or license patents and operate without infringing on the intellectual property rights of others. Lynch Systems relies on a combination of trade secrets, designs, drawings, patents, nondisclosure agreements and technical measures to protect its proprietary rights in its products and technology. The steps taken by Lynch
Systems in this regard may not be adequate to prevent misappropriation of its technology. In addition, the laws of some foreign countries in which Lynch
Systems operates do not protect its proprietary rights to the same extent as do the laws of the United States. Although Lynch Systems continues to evaluate and implement protective measures, we cannot assure you that these efforts will be successful. Lynch Systems' inability to protect its intellectual property rights could diminish or eliminate the competitive advantages that it derives from its technology, cause Lynch Systems to lose sales or otherwise harm its business.

                 ----------------------------------------------

                           FORWARD LOOKING INFORMATION

      This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this discussion and throughout this document, words, such as "intends," "plans,"
"estimates," "believes," "anticipates" and "expects" or similar expressions are intended to identify forward-looking statements. These statements are based on the Company's current plans and expectations and involve risks and uncertainties, over which the Company has no control, that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and operating results to differ include fluctuating demand for capital goods such as large glass presses, delay in the recovery of demand for components used by telecommunications infrastructure manufacturers, and exposure to foreign economies. Important information regarding risks and uncertainties is also set forth elsewhere in this document, including in Item 7. "Management's Discussion and Analysis of Financial
Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Readers are also urged to carefully review and consider the various disclosures made by the
Company, in this document, as well as the Company's periodic reports on Forms
10-K, 10-Q and 8-K, filed with the Securities and Exchange Commission ("SEC").

      The Company makes available, free of charge, its annual report on Form
10-K, Quarterly Reports on Form 10-Q, and current reports, if any, on Form 8-K.

      The Company also makes this information available on its website
WWW.LYNCHCORP.COM.

                 ----------------------------------------------

EXECUTIVE OFFICERS OF THE COMPANY

      Pursuant to General Instruction G (3) of Form 10-K, the following list of executive officers of the Company is included in Part I of this Annual Report on
Form 10-K in lieu of being included in the Proxy Statement for the 2005 Annual
Meeting of Shareholders. Such list sets forth the names and ages of all executive officers of the Company indicating all positions and offices with the
Company held by each such person and each such person's principal occupations or employment during the past five years.

NAME                                               OFFICES AND POSITIONS HELD                                AGE
----                                               --------------------------                                ---

Marc Gabelli.........     Chairman  (September  2004 to present) and Director  (May 2003 to May 2004) of      37
                          the  Corporation;  Managing  director  (1996 to 2004) and  President  (2004 to present)  of Gabelli  Group  Capital  Partners,  Inc.,  the parent  company of
                          Gabelli Asset Management,  Inc., a private corporation which makes investments for its own account;  President of Gemini Capital  Management  LLC;  President
                          of Venator Merchant Fund, LP.

NAME                                               OFFICES AND POSITIONS HELD                                AGE
----                                               --------------------------                                ---

John C. Ferrara......     President  and Chief  Executive  Officer  (October  2004 to  present) of Lynch      53
                          Corporation;  Private investor from March 2002 to present; President and Chief
                          Executive  Officer (2001 to March 2002) and Chief  Financial  Officer (1999 to
                          2001) of Space Holding Corporation,  a private multimedia company dedicated to space,  science and  technology;  Executive Vice President and Chief Financial
                          Officer  (1998 to 1999) of Golden Books Family  Entertainment,  Inc., a NASDAQ
                          listed  publisher,  licenser  and  marketer of  entertainment  products;  Vice
                          President  and  Chief   Financial   Officer  (1989  to  1997)  of  Renaissance
                          Communications   Corp.,  a  NYSE  listed  owner  and  operator  of  television stations;  Director of Gabelli  Asset  Management  Inc. and Lynch  Interactive
                          Corporation.

Eugene Hynes.........     Vice  President  of Finance  (September  2004 to present) of the  Corporation;      39
                          Vice President and Controller of Space Holding Corp (1999 to September  2004);
                          Manager Financial Planning and Analysis of Golden Books Family  Entertainment,
                          Inc. (1998-1999).

      The executive officers of the Company are elected annually by the Board of
Directors at its organizational meeting in May and hold office until the organizational meeting in the next year and until their respective successors are elected and qualify.

ITEM 2. PROPERTIES

      On November 2, 2004, the Company announced the relocation of its corporate headquarters from Providence, Rhode Island, to 140 Greenwich Avenue, Greenwich,
Connecticut. The Company is currently operating under a monthly lease for approximately 1,100 square feet of office space in Greenwich, Connecticut.

      Lynch Systems' operations are housed in two adjacent buildings totaling
95,840 square feet situated on 4.86 acres of land in Bainbridge, Georgia.
Finished office area in the two buildings totals approximately 17,000 square feet. Additionally, the Company has 18,604 square feet that is utilized for warehouse and storage. All such properties are subject to security deeds relating to loans.

      MtronPTI's operations are located in Yankton, South Dakota, Orlando,
Florida, India and Hong Kong. MtronPTI has two separate facilities in Yankton, these facilities contain approximately 51,000 square feet in the aggregate. The manufacturing facility that is owned by MtronPTI contains approximately 35,000 square feet, is situated on approximately 15 acres of land and is subject to security deeds relating to loans. The other facility is leased and contains approximately 16,000 square feet. The lease expires on September 30, 2006, with no options to extend the lease. MtronPTI has two buildings, approximately 78,000 square feet, on approximately 8 acres in Orlando that was purchased in connection with the acquisition of PTI. MtronPTI has approximately 1,500 square feet of office space in Hong Kong; the lease expires October 5, 2006 and does not include renewal options and the Company has leases approximately 7,500 square feet of office and manufacturing space in Delhi, India.

      It is the Company's opinion that the facilities referred to above are in good operating condition and suitable and adequate for present uses.

ITEM 3. LEGAL PROCEEDINGS

      In the normal course of business, subsidiaries of the Company are defendants in certain product liability, worker claims and other litigation in which the amounts being sought may exceed insurance coverage levels. The resolution of these matters is not expected to have a material adverse effect on the Company's financial condition or operations. In addition, the Company and/or one or more of its subsidiaries are parties to the following additional legal proceedings:

IN RE: SPINNAKER COATING, INC., DEBTOR/PACE LOCAL 1-1069 V. SPINNAKER COATING,
INC., AND LYNCH CORPORATION, U.S. BANKRUPTCY COURT, DISTRICT OF MAINE, CHAPTER
11, ADV. PRO. NO. 02-2007, AND PACE LOCAL 1-1069 V. LYNCH CORPORATION AND LYNCH
SYSTEMS, INC. CUMBERLAND COUNTY SUPERIOR COURT, CV-2001-00352

      On or about June 26, 2001, in anticipation of the July 15, 2001 closure of
Spinnaker's Westbrook, Maine facility, Plaintiff PACE Local 1-1069 ("PACE")
filed a three count complaint in Cumberland County Superior Court, CV-2001-00352 naming the following Defendants: Spinnaker Industries, Inc., Spinnaker Coating,
Inc., and Spinnaker Coating-Maine, Inc. (collectively, the "Spinnaker Entities")
and the Company. The complaint alleged that under Maine's Severance Pay Act both the Spinnaker Entities and the Company would be liable to pay approximately
$1,166,000 severance pay under Maine's Severance Pay Act in connection with the plant closure. Subsequently, the Spinnaker Entities filed for relief under
Chapter 11 of the Bankruptcy Code and the action proceeded against the Company on the issue of whether the Company has liability to PACE's members under the
Maine Severance Pay Act.

      In 2002, both plaintiff and defendants moved for summary judgment in the action. On July 28, 2003, the Court issued an order denying the Company's motion, finding that there remained a disputed issue of material fact regarding one of the Company's primary defenses. The Court granted partial summary judgment in favor of PACE to the extent that the Court found that the Company was the Spinnaker Entities "parent corporation" and, therefore, the Company was an "employer" subject to potential liability under Maine's Severance Pay Act.

      On November 3, 2004, the Court held that the Spinnaker Entities'
bankruptcy did not prevent the award of severance pay under the statute. The
Court granted summary judgment to plaintiff on the second count of its complaint based on its earlier ruling that the Company was the parent corporation of the
Spinnaker Entities. T he Court also issued a separate order that related to the calculation of damages, largely agreeing with the Company on the appropriate method of calculating damages and awarded plaintiff $653,018 (subsequently modified to $656,020) in severance pay, which is approximately one-half the amount claimed by it. The Court rejected plaintiff's claim for pre-judgment interest, but granted its request for attorney fees.

      Both the plaintiff and the Company have filed notices of appeal to the
Maine Supreme Judicial Court. Management does not believe that the resolution of this case will have a material adverse effect on the Company's consolidated financial condition and operations.

QUI TAM LAWSUIT

      The Company, Lynch Interactive and numerous other parties have been named as defendants in a lawsuit brought under the so-called "qui tam" provisions of the federal False Claims Act in the United States District Court for the
District of Columbia. The complaint was filed under seal with the court on
February 14, 2001, and the seal was lifted on January 11, 2002. The Company was formally served with the complaint on July 9, 2002. The main allegation in the case is that the defendants participated in the creation of "sham" bidding entities that allegedly defrauded the United States Treasury by improperly participating in Federal Communications Commission ("FCC") spectrum auctions restricted to small businesses, as well as obtaining bidding credits in other spectrum auctions allocated to "small" and "very small" businesses. While the lawsuit seeks to recover an unspecified amount of damages, which would be subject to mandatory trebling under the statute, a document filed by the relator
(a private party that filed the action on behalf of the United States) discloses an initial computation of damages of not less than $88 million resulting from bidding credits awarded defendants in FCC auctions and $120 million of unjust enrichment through the disposition of licenses obtained in FCC auctions. Lynch
Interactive has stated that the bidding credits the defendents received were considerably less than the $88 million amount reported. On September 30, 2003, the Court granted Lynch Interactive's motion to transfer the action to the
Southern District of New York.

      On September 14, 2004, the Court issued a ruling denying defendants'
motion to refer the issues in the action to the FCC. In December 2004, the defendants filed a motion in the United States District Court for the District of Columbia to compel the FCC to provide information subpoenaed by them in order to conduct their defense. This motion is pending and pre-trial discovery continues.

      The U. S. Department of Justice has notified the Court that is has declined to intervene in the case. The Defendants strongly believe that the action is completely without merit and that the relator's initial damage computation is without basis, and are vigorously defending it. Under the separation agreement between the Company and Lynch Interactive pursuant to which

Lynch Interactive was spun-off to the Company's shareholders on September 1,
1999, Lynch Interactive would be obligated to indemnify the Company for any losses or damaged incurred by the Company as a result of this action. Lynch
Interactive has agreed in writing to defend the case on the Company's behalf and to indemnify the Company for any losses it may incur. Lynch Interactive has retained legal counsel to defend the claim on behalf of the Company and Lynch
Interactive at the expense of Lynch Interactive. Nevertheless, the Company cannot predict the ultimate outcome of the litigation, nor can the Company predict the effect that the lawsuit or its outcome will have on the Company's business or plan of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

      The Common Stock of the Company is traded on the American Stock Exchange under the symbol "LGL." The market price highs and lows in consolidated trading of the Common Stock during the fiscal years ended December 31, 2004 and December
31, 2003 are as follows:

2004                            MARCH 31           JUNE 30       SEPTEMBER 30      DECEMBER 31
----                            --------           -------       ------------      -----------

High....................          17.00             16.25            15.10             16.74
Low.....................           9.80             12.26            11.65             12.25

2003                            MARCH 31           JUNE 30       SEPTEMBER 30      DECEMBER 31
----                            --------           -------       ------------      -----------

High....................           9.05             13.00            12.35             11.38
Low.....................           7.71              6.30             8.24              9.10

      At March 25, 2005, the Company had 781 shareholders of record.

DIVIDEND POLICY

      The Board of Directors has adopted a policy of not paying cash dividends, a policy which is reviewed annually. This policy takes into account the long term growth objectives of the Company, especially its acquisition program, shareholders' desire for capital appreciation of their holdings and the current tax law disincentives for corporate dividend distributions. Accordingly, no cash dividends have been paid since January 30, 1989 and none are expected to be paid in 2005. Substantially all of the subsidiaries' assets are restricted under the
Company's current credit agreements, which limit the subsidiaries' ability to pay dividends.

EQUITY COMPENSATION PLAN INFORMATION

      On May 2, 2002, the Company's shareholders approved the 2001 Equity
Incentive Plan and the issuance of up to 300,000 options to purchase shares of
Company common stock. The options approved included the grant of 180,000 fully vested options to the Company's former Chairman and Chief Executive Officer,
Ralph R. Papitto, and 24,000 options that vest over three years starting in 2002 to each of Raymond H. Keller, the Company's former Chief Financial Officer, and to Richard E. McGrail, the Company's former President and Chief Operating
Officer. In 2004, Mr. Keller and Mr. McGrail resigned from their respective positions with the Company. As a result, any options that remained unvested at the time of their respective resignations were cancelled, effective three months after their date of resignation. For both Mr. Keller and Mr. McGrail the vested options were cancelled, in first quarter 2005, in accordance with option cancellation provisions.

      The following table sets forth the Equity Compensation Plan information required by Item 201(d) of Regulation S-K as of December 31, 2004:

                                                                                             NUMBER OF SECURITIES
                                                                                            REMAINING AVAILABLE FOR
                                                                                             FUTURE ISSUANCE UNDER
                                NUMBER OF SECURITIES TO BE    WEIGHTED-AVERAGE EXERCISE    EQUITY COMPENSATION PLANS
                                  ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING         (EXCLUDING SECURITIES
                                   OUTSTANDING OPTIONS,         OPTIONS, WARRANTS AND              REFLECTED
        PLAN CATEGORY               WARRANTS AND RIGHTS                RIGHTS                   IN COLUMN (a))
--------------------------------------------------------------------------------------------------------------------
                                            (a)                          (b)                          (c)
--------------------------------------------------------------------------------------------------------------------

Equity compensation plans
   approved by security               224,000 shares                                             76,000 shares
   holders.................            Common Stock               $17.50 per share                Common Stock
Equity compensation plans not
   approved by security
   holders.................                 --                          --                            --
                                --------------------------    -------------------------    -------------------------
Total......................           224,000 shares                                             76,000 shares
                                       Common Stock               $17.50 per share                Common Stock
                                ==========================    =========================    =========================

ISSUER REPURCHASE OF ITS EQUITY SECURITIES

      There were no repurchases made by the Company during the fourth fiscal quarter of 2004.

ITEM 6. SELECTED FINANCIAL DATA

                       LYNCH CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED SELECTED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      The following selected financial data is qualified by reference to, and should be read in conjunction with, the financial statements, including the notes thereto, and Management's Discussion and Analysis of Financial Condition
and Results of Operations included elsewhere in this Annual Report.

                                                                        YEAR ENDED DECEMBER 31, (a)
                                                    -----------------------------------------------------------------
                                                      2004          2003          2002*         2001*         2000
                                                    ---------     ---------     ---------     ---------     ---------

Revenues .......................................    $  33,834     $  27,969     $  26,386     $ 141,073     $ 219,196
Operating profit (loss)(b) .....................       (2,888)         (832)       16,168       (19,240)        2,352
Gain (loss) on sale of subsidiary stock and
   other operating assets ......................           --            35           (92)           --            --
Gain on release of customer related  contingency           --           728            --            --            --
Income (loss) from continuing operations
   before income taxes and minority interests ..       (3,226)          183        15,996       (26,597)      (10,399)
(Provision) benefit for income taxes ...........         (100)          (73)        1,967          (358)          181
Minority interests .............................           --            --            --         4,017         6,780
Net income (loss) ..............................    $  (3,326)    $     110     $  17,963     $ (22,938)    $  (3,438)
                                                    =========     =========     =========     =========     =========
Per Common Share:(c)
   Net income (loss):
      Basic ....................................    $   (2.18)    $    0.07     $   11.99     $  (15.24)    $   (2.31)
      Diluted ..................................        (2.18)         0.07         11.99        (15.24)        (2.31)
Cash, securities and short-term  Investments(e)     $   6,189     $   6,292     $   6,847     $   4,247     $  10,543
Restricted cash(e)(f) ..........................        1,125         1,125         1,125         4,703         6,500
Total assets(d)(e) .............................       33,883        23,019        23,430        31,615       162,820
Long-term debt, exclusive of current  portion(e)        3,162           833         1,089         1,678        61,350
Shareholders' equity (deficiency) (d)(e) .......        9,993        11,033        10,934        (7,451)       15,432

NOTES:

*     Effective September 30, 2001, the Company's ownership and voting interest of Spinnaker Industries, Inc. was reduced to 41.8% and 49.5% respectively, due to the disposition of shares of Spinnaker. As a result, effective
      September 30, 2001, the Company relinquished control of Spinnaker and has deconsolidated Spinnaker. On September 23, 2002, the Company disposed of its remaining interest in Spinnaker. See Note 1 to the Consolidated
      Financial Statements -- "Basis of Presentation".

(a)   The data presented includes results of the business acquired from PTI, from September 30, 2004, the effective date of its acquisition and
      Champion Technologies, Inc. from October 18, 2002, the date of its acquisition.

(b)   Operating profit (loss) is revenues less operating expenses, which excludes investment income, interest expense, extraordinary items, minority interests and taxes. Included are asset impairment and restructuring charges and the gain on deconsolidation (see Note g).

(c)   Based on weighted average number of common shares outstanding.

(d)   No cash dividends have been declared over the period.

(e)   2004, 2003, 2002 and 2001 exclude Spinnaker Industries as a result of the
      September 30, 2001 deconsolidation of Spinnaker resulting from the
      Company's disposition of shares of Spinnaker that reduced its ownership and voting interest of Spinnaker Industries, Inc. to 41.8% and 49.5%
      respectively, and the Company's subsequent disposition of its remaining interest in Spinnaker on September 23, 2002.

(f)   See discussion of Restricted Cash and Notes Payable and Long-Term Debt in
      Note 4 to the Consolidated Financial Statements.

(g)   For three-year trend data of revenues and operating profit (loss) by segment, see Note 12 to the Consolidated Financial Statements - "Segment
      Information".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

      The following discussion and analysis should be read together with the
Selected Financial Data and our Consolidated Financial Statements and the
related notes included elsewhere in this Annual Report.

RESULTS OF OPERATIONS

      2004 COMPARED TO 2003

CONSOLIDATED REVENUES AND GROSS MARGIN

      Consolidated revenues increased $5.8 million, or 21%, to $33.8 million for the year ended December 31, 2004 from $28.0 million for the comparable period in
2003. The increase came from MtronPTI, including the contribution of the PTI acquisition, and was partially offset by lower revenues at Lynch Systems.

      Revenues at MtronPTI increased by $8.2 million, or 54%, to $23.4 million for the year ended December 31, 2004 from $15.2 million for the comparable period in 2003. The increase was due to improvements in the telecommunications market resulting from a stronger general economy, improvements in the infrastructure segment of the telecommunications market, new customers and the
PTI acquisition which contributed approximately $3.6 million in revenue since it was acquired effective September 30, 2004.

      Revenues at Lynch Systems declined by $2.4 million, or 19%, to $10.4 million for the year ended December 31, 2004 from $12.8 million for the comparable period in 2003. This decrease was primarily due to less revenue for glass press machines. However, order backlog of $9.9 million at December 31,
2004 represented a significant improvement of $7.1 million compared to December
31, 2003. Most of Lynch Systems' $9.9 million backlog as of December 31, 2004 is scheduled to be delivered in 2005 with the majority scheduled to be delivered in the second quarter.

      The consolidated gross margin as a percentage of revenues in 2004 decreased to 23.8%, compared to 27.4% in the prior year. Improvements in the gross margin at MtronPTI were more than offset by lower margins at Lynch
Systems.

      MtronPTI's gross margin as a percentage of revenues for year ended
December 31, 2004, increased to 26.9% from 23.1% in 2003. The sales improvement at Mtron and the contribution from PTI, combined with selective price increases and operational efficiencies resulted in the improved gross margin rates.

      Lynch Systems' gross margin as a percentage of revenues for the year ended
December 31, 2004, declined over the comparable period in 2003 from 32.9% to
16.7%. This decline was primarily due to 18% lower revenues, lower high-margin repair part business and a shift from higher margin CRT business to lower margin tableware products in 2004. The Company expects that revenues from the CRT business, as a percentage of total revenues, will continue to decline.

OPERATING LOSS

      The operating loss for the year ended December 31, 2004 was $2,888,000, compared to $832,000 for the comparable period in 2003, primarily due to lower margins at Lynch Systems and a $775,000 litigation provision.

      For the year ended December 31, 2004, MtronPTI had an operating profit of
$1,012,000, an improvement of $1,182,000 compared to the $170,000 operating loss for 2003. The operating profit improvements were due primarily to the 54% sales increase and higher gross margin in 2004 compared to 2003.

      For the year ended December 31, 2004, Lynch Systems had an operating loss of $1,340,000, compared to an operating profit of $822,000 in the comparable period in 2003. Declining sales prices and lower volume resulted in the unfavorable operating results when comparing 2004 to 2003.

      The Company's corporate headquarters incurred unallocated expenses of
$2,560,000 for the year ended December 31, 2004, exceeding the comparable period in 2003 by $1,076,000, primarily due to a $775,000 provision recorded for a potential legal settlement and higher compensation costs, professional fees and public company expenses.

OTHER INCOME (EXPENSE), NET

      Investment income for the year ended December 31, 2004 was $15,000,
$519,000 less than the $534,000 investment income for the comparable period in
2003 primarily due to a $483,000 realized gain on sale of marketable securities in 2003 and lower average cash balances in 2004.

      Interest expense of $360,000 for the year ended December 31, 2004 was
$78,000 more than the comparable period in 2003 primarily due to interest on new loans relating to the acquisition of PTI.

      Other income for the year ended December 31, 2004 was $7,000, $756,000 less than the $763,000 recorded for the comparable period in 2003, primarily due to $728,000 that was realized in 2003 relating to the final settlement of a customer-related contingency.

INCOME TAXES

      The Company files consolidated federal income tax returns, which includes all subsidiaries.

      Income tax benefit (expense) includes federal, state, local and foreign taxes. The Company recorded a $100,000 tax provision in 2004 for foreign taxes at the Hong Kong tax rate on MtronPTI's foreign subsidiaries' earnings and other state tax expense items.

NET INCOME (LOSS)

      Net loss for the year ended December 31, 2004 was $3,326,000 compared to a net profit of $110,000 for the comparable period in 2003. The $3,436,000 unfavorable variance was primarily due to lower operating profits as described above, including the $775,000 litigation provision, higher interest expense and lower other income in 2004, compared to 2003. As a result, fully diluted loss per share for the year ended December 31, 2004 was $2.18 compared to $0.07 income per share for the comparable period of 2003.

BACKLOG/NEW ORDERS

      Total backlog of manufactured products at December 31, 2004 was $17.6 million, a $12.0 million increase compared to the backlog at December 31, 2003.
The backlog at December 31, 2004 at MtronPTI increased $4.9 million to $7.7 million from $2.8 million at December 31, 2003 primarily due to the addition of the backlog at PTI of $4.7 million at December 31, 2004. The backlog at December
31, 2004 at Lynch Systems increased $7.1 million to $9.9 million from $2.8 million at December 31, 2003 primarily due to increased new orders from both television and tableware manufacturers.

      YEAR 2003 COMPARED TO 2002

NET SALES

      Consolidated revenues for the year ended December 31, 2003 of $28.0 million, represented an improvement of $1.6 million, or 6.1%, compared to Fiscal
Year 2002. This improvement was attributable to the Company's Mtron unit, whose additional revenue more than offset declines at Lynch Systems.

      Lynch Systems' revenues declined by $2.2 million, or 14.7%, to $12.8 million due to low order in-flow. In spite of an improving general economy, producers of television and computer-monitor screens and other devices that incorporate electronic display ordered few glass press machines. Sales of glass press machines and their related spare parts of $11.9 million were $1.5 million less than 2002.

      Although Lynch Systems' 2003 orders of $12.7 million exceeded 2002 by $6.9 million, Lynch Systems' backlog declined by $1.1 million from December 31, 2002 to $2.8 million at December 31, 2003 due to the low opening backlog caused by low order-input in the last half of 2002.

      Mtron's served market, the infrastructure segment of the
telecommunications industry, has improved in relation to the downward correction in 2001 and 2002 of worldwide overcapacity. Revenues at Mtron increased by $3.8 million, or 33.3%, to $15.2 million for fiscal 2003 due partly to the acquisition on October 18, 2002, of certain assets of an industry competitor,
Champion Technologies, Inc. ("Champion").

      Mtron has successfully completed the integration of Champion's manufacturing lines, incorporating the products of this acquisition with Mtron's pre-existing products. As a result of this investment in Mtron's production capacity and the expanded product line, Mtron has signed preferred-supplier agreements with two of the leading, worldwide manufacturers of telecommunications systems, and strengthened its relationship with a third customer. Mtron's December 31, 2003 backlog improved by $0.5 million to $2.8 million from the prior year-end backlog of $2.3 million, and improved by $1.4 million compared to the backlog at December 31, 2001, partly due to the Champion acquisition in October 2002.

OPERATING PROFIT

      Consolidated operating loss was $0.8 million in 2003, compared to an operating profit of $16.2 million in 2002. Fiscal 2002 operating profit includes a $19.4 million non-recurring gain on deconsolidation of Spinnaker. (See Note 1 to the Consolidated Financial Statements - "Basis of Presentation"). Excluding
the $19.4 million non-recurring gain in 2002, the 2003 operating loss of $0.8 million represented an improvement of $2.4 million on $1.6 million additional revenue.

      Mtron's operating loss of $0.2 million was $2.4 million less than the $2.6 million loss in 2002 due mainly to $2.2 million additional gross profit caused mainly by $3.8 million additional revenue and manufacturing efficiencies.

      Lynch Systems' 2003 operating profit of $0.8 million was less than 2002 by
$0.1 million due to $2.2 million, or 15%, less revenue that resulted in $1.5 million less gross profit. To help offset the 26% decline in gross profit, selling and administrative expenses were reduced by $1.4 million.

OTHER INCOME/EXPENSE

      Investment income of $534,000 at December 31, 2003 represented an increase of $413,000 from the previous year, of which $483,000 was attributable to realized gains on the sale of marketable securities. Less cash invested in money market funds and low interest rates on invested funds were factors in reducing investment income by $70,000 in relation to 2002.

      Interest expense of $282,000 was $81,000 more than the prior year, primarily due to Letter of Credit fees of $39,000; margin account interest of
$9,000; borrowings to finance the "Champion" acquisition of $18,000 and higher average borrowing to fund losses.

      2003 other income of $763,000 comprised (a) $728,000 realized upon the expiration of a credit memo that was originally the consequence of a $2.4 million custom glass press order cancellation in 1998; (b) $14,000 for insurance related matters; (c) $13,000 for currency gains; (d) fee income of $5,000 for collecting accounts receivable on behalf of Champion's bank; and (e) other miscellaneous matters.

      2002 other expense of $92,000 was mainly the result of a $108,000 loss on disposing certain fixed assets at Lynch Systems that was partly offset by gains of $13,000 related to the Champion purchase transaction.

      Income tax benefit (expense) includes federal, state, local and foreign taxes. The Company has a $2,735,000 net operating loss ("NOL") carry forward as of 12/31/03. This NOL expires in 2024 if not utilized prior to that date. There was no state income tax provision in 2003 due to deductions applicable to the
Company's Georgia business. There was no federal tax benefit as a result of 2003 net operating losses because the Company utilized its applicable carry-back
("NOL") in 2003 and there is uncertainty regarding the utilization of the NOL carry-forward. The $73,000 tax expense recorded in 2003 represents the applicable tax at the Hong Kong tax rate on Mtron's foreign subsidiaries'
earnings.

      Because the 2002 gain on deconsolidation in the amount of $19.4 million is non-taxable, the Company incurred a taxable loss of $3.4 million in 2002. As a result, the Company recorded a tax benefit of $2.0 million, which includes a
$0.9 million tax benefit as a result of a capital loss carry-back on the
Company's investment in Spinnaker Industries disposed of in 2002. In spite of a net loss for the year 2001, there was a $358,000 tax expense as Spinnaker's loss did not provide any tax benefits to the Company.

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

      Total backlog of manufactured products at December 31, 2003 was $5.6 million, which represents a decrease of $0.6 million from the comparable backlog of $6.2 million at December 31, 2002. The backlog at Lynch Systems declined from
$3.9 million to $2.8 million due to the continuation of weak demand from the CRT and tableware industries. Meanwhile, the backlog at Mtron increased to $2.8 million from $2.3 million due to Mtron's becoming more competitive by moving more production of high volume oscillators to lower cost offshore contract manufacturers.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash, cash equivalents and investments in marketable securities at December 31, 2004 totaled $7.3 million (including $1.1 million of restricted cash) compared to $7.4 million at December 31, 2003. In addition, the
Company had a $2.8 million borrowing capacity under Lynch Systems' and
MtronPTI's revolving line of credit at December 31, 2004.

      At December 31, 2004, the Company had $5,557,000 in notes payable to banks consisting of a revolving credit loan at MtronPTI for $3,557,000 due in April,
2005 and a working capital revolver at Lynch Systems for $2,000,000 due in May,
2005. The Company is currently in discussions with the banks and expects to renew these facilities with the existing banks. At December 31, 2004, the
Company also had $3,842,000 in current maturities of long-term debt, including a bridge loan of $3,000,000 that was collateralized with the buildings and property at PTI. The Company is currently in discussion with several banks and expects to refinance the $3,000,000 bridge loan with a longer term mortgage.
However, there are no assurances that the existing facilities will be renewed or that the Company will be able to obtain a mortgage at MtronPTI. The Company expects to pay off the other amounts due. The Company believes that existing cash and cash equivalents, cash generated from operations and available borrowings under its subsidiaries' lines of credit, including the proposed renewals and new mortgage, will be sufficient to meet its ongoing working capital and capital expenditure requirements for the foreseeable future.

      At December 31, 2004, the Company had current assets of $24.8 million and current liabilities of $20.7 million. At December 31, 2003, the company had current assets of $18.6 million and current liabilities of $11.2 million. At
December 31, 2004, the working capital was $4.1 million as compared to $7.4 million at December 31, 2003. The ratio of current assets to current liabilities was 1.19 to 1.00 at December 31, 2004, compared to 1.66 to 1.00 ratio at
December 31, 2003. The increase in current assets is primarily related to the
PTI acquisition and the increase in current liabilities is primarily due to the financing of the PTI acquisition and a $2.0 million working capital loan at
Lynch Systems.

      Cash used in operating activities was approximately $1.4 million in 2004, compared to approximately $0.5 million in 2003. The year over year unfavorable change in operating cash flow of $0.9 million was mainly the result of a $3.3 million loss for the year ended December 31, 2004 versus $0.1 million income for the comparable period in 2003.

      Capital expenditures were $440,000 in 2004 and $141,000 in 2003.

      At December 31, 2004, total debt of $12.6 million was $8.8 million greater than the total debt at December 31, 2003 of $3.8 million. The increase in debt was primarily attributed to debt relating to the PTI acquisition and increased borrowings under Lynch Systems' revolver of $2.0 million. Debt outstanding at
December 31, 2004 included $1.4 million of fixed rate debt at a year-end average interest rate of 4.4%, and $11.2 million of variable rate debt at a year-end average rate of 5.2%.

      In connection with the completion of the acquisition of PTI, on October
14, 2004, Mtron and PTI, entered into a Loan Agreement with First National Bank of Omaha. The Loan Agreement provides for loans in the amounts of $2,000,000
(the "Term Loan") and $3,000,000 (the "Bridge Loan"), together with a $5,500,000
Revolving Line of Credit (the "Revolving Loan"). The Term Loan bears interest at the greater of prime rate plus 50 basis points, or 4.5%, and is to be repaid in monthly installments of $37,514, with the then remaining principal balance plus accrued interest to be paid on the third anniversary of the Loan Agreement. The
Bridge Loan bears interest at the same rate as the Term Loan. Accrued interest thereon is payable monthly and the principal amount thereof, together with accrued interest, is payable on the first anniversary of the Loan Agreement. The
Revolving Loan bears interest at the greater of prime rate or 4.5%. Amounts outstanding are to be repaid, together with accrued interest, on April 30, 2005.
All outstanding obligations under the Loan Agreement are collateralized by security interests in the assets of Mtron and PTI, as well as by a mortgage on
PTI's premises. The Loan Agreement contains a variety of affirmative and negative covenants of types customary in an asset-based lending facility. The
Loan Agreement also contains financial covenants relating to maintenance of levels of minimal tangible net worth and working capital, and current, leverage and fixed charge ratios, restricting the amount of capital expenditures.
At December 31, 2004, the Company was in violation of certain of its financial covenants for which it received a waiver from the bank through December 31,
2005.

      Concurrently with this new financing, Mtron's $3,000,000 line of credit with First National Bank of Omaha was replaced by the $5,500,000 Revolving Line of Credit. Pursuant to an Unconditional Guaranty for Payment and Performance,
the Company has guaranteed to First National Bank of Omaha the payment and performance of its subsidiaries' obligations under the Loan Agreement and ancillary agreements and instruments.

      On October 14, 2004, in connection with the acquisition of PTI, the
Company provided $1.8 million of subordinated financing to MtronPTI and MtronPTI issued a subordinated promissory note to the Company in such amount increasing the subordinated total to $2.5 million.

      The Company has guaranteed a Letter of Credit issued to the First National
Bank of Omaha on behalf of its subsidiary, Mtron Industries, Inc. As of December
31, 2004, the $1,000,000 Letter of Credit issued by Fleet Bank to The First
National Bank of Omaha was secured by a $1,125,000 deposit in a Fleet Bank
Treasury Fixed Income Fund. The Company's outstanding Letter of Credit in the amount of $1.0 million for the benefit of the bank can be reduced to $500,000 when Mtron is profitable for 5 of 6 consecutive months and the cumulative after tax profit equals or exceeds $500,000. The remaining $500,000 Letter of Credit will be released when the earning parameters are met for a second time. These thresholds were not met in 2004 and there is no assurance they will be met in
2005.

      Funding for the Champion transaction in October, 2002 was provided by the
Areawide Business Council, Yankton Area Progressive Growth, Inc. and the South
Dakota Board of Economic Development, and in the amount of $250,000, $100,000 and $296,000 respectively. These loans, which total $646,000, are secured by
Mtron's real estate and have maturity dates of April 21, 2005; November 10, 2007 and December 19, 2007, respectively. $406,000 is outstanding on these three loans as of December 31, 2004. Principal payments under three loans will total
$70,000 in 2005. The average interest rate in 2005 for these fixed rate loans will be 3.14%. (See Note 4 to the Consolidated Financial Statements - "Notes
Payable to Bank and Long-term Debt").

      On May 29, 2004, Lynch Systems renewed its loan agreement with its bank for a $7 million line of credit to be used for the issuance of standby letters of credit and/or revolving credit. This line of credit is secured by accounts receivable and inventories. Amounts available under this line of credit are used to fund letters of credit securing customer advances, and for certain warranty coverages and working capital. This loan includes an unsecured parent company guarantee. At December 31, 2004, there were outstanding Letters of Credit of
$2.0 million and $2.0 million of borrowings under the working capital line.
There were no parent company obligations to SunTrust Bank as of December 31,
2003. This $7 million line of credit with SunTrust Bank has a May 31, 2005 maturity date. The Company expects to renew this credit in its present form.

      On August 4, 2003, Lynch Systems entered into a new term loan agreement with SunTrust Bank. The new loan is in the amount of $498,000 and is secured by a lien on Lynch Systems' real estate. The new loan has a 10-year term with interest at 5.5%. Principal payments are $4,150 per month for 120 months commencing August 2003. The loan proceeds were used to retire the First Port
City loan that was due in its entirety on August 5, 2003 in the amount of
$554,000. As of December 31, 2004, $427,000 is outstanding on this term loan.

      Mtron, under its loan with First National Bank of Omaha, may pay a cash dividend to the parent company equal to 50% of Mtron's prior year earnings and pay interest on the subordinated debt owed by Mtron to the Corporation, both subject to terms of the loan agreement. Lynch Systems, under its loan with
SunTrust Bank, may pay a cash dividend to the parent company equal to 50% of
Lynch Systems' net income for the prior fiscal year, subject to the minimum net worth covenant in the loan agreement. In addition, Lynch Systems may pay an annual management fee to the parent company in an amount not to exceed $250,000, and Lynch Systems may reimburse the parent company for expenses and taxes paid by the parent on its behalf. The Company does not at present have credit facilities at the parent company level.

      The Board of Directors has adopted a policy of not paying cash dividends, a policy which is reviewed annually. This policy takes into account the long-term growth objectives of the Company, especially in its acquisition program, shareholders' desire for capital appreciation of their holdings and the current tax law disincentives for corporate dividend distributions. Accordingly, no cash dividends have been paid since January 30, 1989 and none are expected to be paid in 2005. (See Note 4 to the Consolidated Financial Statements - "Notes
Payable to Banks and Long-term Debts" - for restrictions on the companies assets).

OFF-BALANCE SHEET ARRANGEMENTS

      Aside from the Company's stand-by Letter of Credit in the amount of
$1,000,000, the Company does not have any off-balance sheet arrangements.

AGGREGATE CONTRACTUAL OBLIGATIONS

      Details of the Company's contractual obligations for short-term debt, long-term debt, leases, purchases and other long term obligations are as follows
(see Notes 4 and 11 to the Consolidated Financial Statements):

                                                    PAYMENTS DUE BY PERIOD - INCLUDING INTEREST
                                         -----------------------------------------------------------------
                                                                  (IN THOUSANDS)

                                                    LESS THAN 1                                MORE THAN 5
CONTRACTUAL OBLIGATIONS                   TOTAL        YEAR        1 - 3 YEARS   3 - 5 YEARS      YEARS
--------------------------------------   -------    -----------    -----------   -----------   -----------

Short-term Debt                          $ 5,829      $ 5,829        $    --        $    --      $    --
Long-term Debt Obligations                 7,574        4,145          3,086            260           83
Capital Lease Obligations                     --           --             --             --           --
Operating Lease Obligations                  333          181            136             16           --
Purchase Obligations                          --           --             --             --           --
Other Long-term Liabilities Reflected
   on the Registrant's Balance Sheet
   under GAAP                                 --           --             --             --           --
                                         -------      -------        -------        -------      -------
         TOTAL                           $13,736      $10,155        $ 3,222        $   276      $    83
                                         =======      =======        =======        =======      =======

CRITICAL ACCOUNTING POLICIES

      The Company's significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in Item 8 of this Form 10-K. The
Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the
Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the carrying value of inventories, realizability of outstanding accounts receivable, percentage of completion of long-term contracts, and the provision for income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the past, actual results have not been materially different from the Company's estimates. However, results may differ from these estimates under different assumptions or conditions.

      The Company has identified the following as critical accounting policies, based on the significant judgments and estimates used in determining the amounts reported in its consolidated financial statements:

      ACCOUNTS RECEIVABLE

      Accounts receivable on a consolidated basis consist principally of amounts due from both domestic and foreign customers. Credit is extended based on an evaluation of the customer's financial condition and collateral is not generally required except at Lynch Systems where collateral generally consists of letters of credit on large machine and international purchases. The Company considers concentrations of credit risk to be minimal due to the Company's diverse customer base. In relation to export sales, the Company requires letters of credit supporting a significant portion of the sales price prior to production to limit exposure to credit risk. Certain subsidiaries and business segments have credit sales to industries that are subject to cyclical economic changes.
The Company maintains an allowance for doubtful accounts at a level that management believes is sufficient to cover potential credit losses.

      The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We base our estimates on our historical collection experience, current trends, credit policy and relationship of our accounts receivable and revenues. In determining these estimates, we examine historical write-offs of our receivables and review each client's account to identify any specific customer collection issues. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Our failure to estimate accurately the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, and results of operations.

      INVENTORY VALUATION

      Inventories are stated at the lower of cost or market value. Inventories valued using the last-in-first-out (LIFO) method comprised approximately 47% and
73% of consolidated inventories at December 31, 2004 and 2003, respectively. The decline is due to the fact that PTI, acquired effective September 30, 2004, values its inventory at first-in-first-out (FIFO). The balance of inventories at
December 31, 2004 and 2003 are valued using the first-in-first-out (FIFO)
method. If actual market conditions are more or less favorable than those projected by management, adjustments may be required.

      REVENUE RECOGNITION AND ACCOUNTING FOR LONG-TERM CONTRACTS

      Revenues, with the exception of certain long-term contracts discussed below, are recognized upon shipment when title passes. Shipping costs are included in manufacturing cost of sales.

      Lynch Systems is engaged in the manufacture and marketing of glass-forming machines and specialized manufacturing machines. Certain sales contracts require an advance payment (usually 30% of the contract price), which is accounted for as a customer advance. The contractual sales prices are paid either (i) as the manufacturing process reaches specified levels of completion or (ii) based on the shipment date. Guarantees by letter of credit from a qualifying financial institution are required for most sales contracts. Because of the specialized nature of these machines and the period of time needed to complete production and shipping, Lynch Systems accounts for these contracts using the percentage-of-completion accounting method as costs are incurred compared to total estimated project costs (cost to cost basis). At December 31, 2004 and
2003, unbilled accounts receivable (included in accounts receivable) were $2.5 million and $2.4 million, respectively.

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

      WARRANTY EXPENSE

      Lynch Systems provides a full warranty to worldwide customers who acquire machines. The warranty covers both parts and labor and normally covers a period of one year or thirteen months. Based upon historical experience, the Company provides for estimated warranty costs based upon three to five percent of the selling price of the machine. The Company periodically assesses the adequacy of the reserve and adjusts the amounts as necessary.

                                                                  (IN THOUSANDS)
Balance, beginning of the year                                       $  585
Warranties issued during the year                                       369
Settlements made during the year                                       (460)
Changes in liabilities for pre-existing warranties during
 the year, including expirations                                        (28)
                                                                     ------
Balance, end of the year                                             $  466
                                                                     ======

      INCOME TAXES

      The Company accounts for income taxes in accordance with Statement of
Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes,"
which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recorded for deferred tax assets whose realization is not likely. As of December 31, 2004 and
December 31, 2003, a valuation allowance of $2,070,000 and $1,034,000, respectively, was recorded.

      The carrying value of the Company's net deferred tax asset at December 31,
2004 of $111,000 is equal to the amount of the Company's carry-forward alternative minimum tax ("AMT") at that date.

      EARNINGS PER SHARE AND STOCK BASED COMPENSATION

      The Company's basic and diluted earnings per share are equivalent, as the
Company has no dilutive securities.

      At December 31, 2004, the Company has a stock-based employee compensation plan, which is described in Note 9 to the Consolidated Financial Statements -
"Stock Options Plans". The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25,
"Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company provides pro forma disclosures of the compensation expense determined under the fair value provisions of Financial Accounting Standards Board Statement No. 123,
"Accounting for Stock-Based Compensation." See Notes 1 and 9 to the Consolidated
Financial Statements.

      RECENT ISSUED ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued SFAS No. 123 (Revised 2004),
"Share-Based Payment" ("SFAS 123-R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supersedes APB Opinion No. 25,
"Accounting for Stock Issued to Employees." SFAS 123-R requires companies to measure compensation costs for share-based payments to employees, including stock options, at fair value and expense such compensation over the service period beginning with the first interim or annual period after June 15, 2005.
The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. The Company is required to adopt SFAS 123-R in the third quarter of fiscal 2005. Under SFAS 123-R, companies must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Management is evaluating the requirements of SFAS 123-R. Since the Company currently has no unvested stock options outstanding, management believes the impact of adopting SFAS 123-R will have no effect on the Company's financial results for 2005.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company is exposed to market risk relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amounts of interest earned on the Company's cash and cash equivalents and restricted cash
(approximately $3.7 million at December 31, 2004). The Company generally finances the debt portion of the acquisition of long-term assets with fixed rate, long-term debt. The Company does not use derivative financial instruments for trading or speculative purposes. Management does not foresee any significant changes in the strategies used to manage interest rate risk in the near future, although the strategies may be reevaluated as market conditions dictate. There has been no significant change in market risk since December 31, 2004.

      Since the Company's international sales are in U.S. Dollars, there is no monetary risk.

      At December 31, 2004, approximately $11.2 million of the Company's debt bears interest at variable rates. Accordingly, the Company's earnings and cash flows are slightly affected by changes in interest rates. Assuming the current level of borrowings for variable rate debt, and assuming a two percentage point increase in the 2004 average interest rate under these borrowings, it is estimated that the Company's interest expense would change by approximately than
$0.2 million. In the event of an adverse change in interest rates, management would take actions to further mitigate its exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Item 15(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

      Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

      The Chief Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report based on the evaluation of these controls and procedures required by Exchange Act Rule 13a-15.

      There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the
Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      The information required by this Item 10 is either included in Item 1 of this Form 10-K or included in Company's Proxy Statement for its 2005 Annual
Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this Item 11 is included in the Company's
Proxy Statement for its 2005 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item 12 is either provided in Item 5 or included in the Company's Proxy Statement for its 2005 Annual Meeting of
Shareholders, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item 13 is included in the Company's
Proxy Statement for its 2005 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by this Item 14 is included in the Company's
Proxy Statement for its 2005 Annual Meeting of Shareholders, which information is incorporated herein by reference.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND
REPORTS ON FORM 8-K

      (a)   The following documents are filed as part of this Form 10-K Annual
            Report:

            (1)   Financial Statements:

                  The Report of Independent  Registered Public Accounting Firm
                  and the following  Consolidated  Financial Statements of the
                  Company are included herein:
                  Consolidated Balance Sheets at December 31, 2004 and 2003
                  Consolidated Statements of Operations -- Years ended December
                  31, 2004, 2003 and 2002
                  Consolidated Statements of Shareholders' Equity -- Years ended
                  December 31, 2004, 2003, and 2002
                  Consolidated Statements of Cash Flows -- Years ended December
                  31, 2004, 2003, and 2002
                  Notes to Consolidated Financial Statements

            (2)   Financial Statement Schedules as of December 31, 2004 and 2003
                  and for the three years ended December 31, 2004:

                  Schedule I -- Condensed Financial Information of Company
                  Schedule II -- Valuation and Qualifying Accounts

      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and therefore have been omitted.

      (b)   Reports on Form 8-K filed on: October 8, 2004, October 20, 2004,
            November 18, 2004 and December 22, 2004.

      (c)   Exhibits

                                  EXHIBIT INDEX

EXHIBIT
 NO.        DESCRIPTION
-------     -----------

 3(a)*      Restated Articles of Incorporation of the Company.
  (b)*      Articles of Amendment of the Articles of Incorporation of the
            Company.
  (c)       By-laws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated December 22, 2004).
10(a)       Lynch Corporation 401(k) Savings Plan (incorporated by reference to
            Exhibit 10(b) to the Company's Annual Report on Form 10-K for the
            period ended December 31, 1995).
  (b)       Directors Stock Plan (incorporated by reference to Exhibit 10(o) to the Company's Form 10-K for the year ended December 31, 1997).
  (c)       Lynch Corporation 2001 Equity Incentive Plan adopted December 10,
            2001 (incorporated by reference to Exhibit 10(y) to the Company's
            Form 10-K for the year ended December 31, 2001).
  (d)       Amended and Restated Credit Agreement by and between Lynch Systems,
            Inc. and SunTrust Bank dated as of June 10, 2002 (incorporated by reference to Exhibit 10(z) to the Company's Form 10-K for the year ended December 31, 2002).
  (e)       Unlimited Continuing Guaranty Agreement by Guarantor, Lynch
            Corporation, dated June 10, 2002 (incorporated by reference to
            Exhibit 10(aa) to the Company's Form 10-K for the year ended
            December 31, 20020.
  (f)       First Amendment and Waiver to Amended and Restated Credit Agreement
            between Lynch Systems, Inc. and SunTrust Bank dated May 30, 2003
            (incorporated by reference to Exhibit 10(ee) to the Company's Form
            10-Q for the period ending June 30, 2003).
  (g)       Term Loan Promissory Note between Lynch Systems, Inc. and SunTrust
            Bank dated August 4, 2003 (incorporated by reference to Exhibit
            10(ff) to the Company's Form 10-Q for the period ending June 30,
            2003).
  (h)       Second Amendment to Security Deed and Agreement dated August 4, 2003 between Lynch Systems, Inc. and SunTrust Bank (incorporated by reference to Exhibit 10(gg) to the Company's Form 10-Q for the
            period ending June 30, 2003).
  (i        Mortgage dated October 21, 2002 by Mortgagor, Mtron Industries,
            Inc., to Mortgagee, Yankton Area Progressive Growth, Inc.
            (incorporated by reference to Exhibit 10(hh) to the Company's Annual
            Report on Form 10-K for the year ended December 31, 2003).
  (j)       Promissory Note between Mtron Industries, Inc. and Yankton Area
            Progressive Growth, Inc., dated October 21, 2002 (incorporated by reference to Exhibit 10(ii) to the Company's Annual Report on Form
            10-K for the year ended December 31, 2003).
  (k)       Standard Loan Agreement by and between Mtron Industries, Inc. and
            Areawide Business Council, Inc., dated October 10, 2002 and Exhibits thereto (incorporated by reference to Exhibit 10(jj) to the
            Company's Annual Report on Form 10-K for the year ended December 31,
            2003).
  (l)       Loan Agreement by and between Mtron Industries, Inc. and South
            Dakota Board of Economic Development, dated December 19, 2002
            (incorporated by reference to Exhibit 10(kk) to the Company's Annual
            Report on Form 10-K for the year ended December 31, 2003).
  (m)       Promissory Note between Mtron Industries, Inc. and South Dakota
            Board of Economic Development, dated December 19, 2002 (incorporated by reference to Exhibit 10(ll) to the Company's Annual Report on
            Form 10-K for the year ended December 31, 2003).
  (n)       Employment Agreement by and between Mtron Industries, Inc. and South
            Dakota Board of Economic Development, dated December 19, 2002
            (incorporated by reference to Exhibit 10(mm) to the Company's Annual
            Report on Form 10-K for the year ended December 31, 2003).
  (o)       Loan Agreement by and among Mtron Industries, Inc., Piezo
            Technology, Inc. and First National Bank of Omaha (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form
            8-K dated October 20, 2004).

  (p)       Unconditional Guaranty for Payment and Performance with First
            National Bank of Omaha (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated October 20, 2004).
  (q)       Registration Rights Agreement by and between the Company and Venator
            Merchant Fund, L.P. dated October 15, 2004 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form
            8-K dated October 20, 2004).
14*         Amended and Restated Business Conduct Policy.
21*         Subsidiaries of the Company.
23*         Consent of Independent Registered Public Accounting Firm - Ernst &
            Young LLP.
24*         Powers of Attorney.
31(a)*      Certifications of the Company's principal executive officer required by Exchange Act Rule 13a-14(a).
31(b)*      Certifications of the Company's principal financial officer required by Exchange Act Rule 13a-14(a).
32(a)*      Section 1350 Certifications of the Company's principal executive officer required by Exchange Act Rule 13a-14(b).
32(b)*      Section 1350 Certifications of the Company's principal financial officer required by Exchange Act Rule 13a-14(b).

----------
*     Filed herewith.

      The Exhibits listed above have been filed separately with the Securities and Exchange Commission in conjunction with this Annual Report on Form 10-K or have been incorporated by reference into this Annual Report on Form 10-K. Lynch
Corporation will furnish to each of its shareholders a copy of any such Exhibit for a fee equal to Lynch Corporation's cost in furnishing such Exhibit. Requests should be addressed to the Office of the Secretary, Lynch Corporation, 140
Greenwich Ave, 4th Floor, Greenwich, Connecticut 06830.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               LYNCH CORPORATION

March 24, 2005                                 BY: /s/ John C. Ferrara
                                                   -----------------------------
                                                   JOHN C. FERRARA
                                                   CHIEF EXECUTIVE OFFICER
                                                   (PRINCIPAL EXECUTIVE OFFICER)

                                POWER OF ATTORNEY

      The Company and each of the undersigned do hereby appoint Marc Gabelli,
John C. Ferrara and Eugene Hynes and each of them severally, its or his true and lawful attorney to execute on behalf of the Company and the undersigned any and all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the
Securities and Exchange Commission; each of such attorneys shall have the power to act hereunder with or without the other.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

        SIGNATURE                         CAPACITY                             DATE
------------------------  ------------------------------------------      --------------

   /s/ JOHN C. FERRARA         Principal Executive Officer and            March 24, 2005
------------------------                  Director
     JOHN C. FERRARA

    /s/ MARC GABELLI         Chairman of the Board of Directors           March 24, 2005
------------------------                and Director
      MARC GABELLI

   /s/ E. VAL CERUTTI                     Director                        March 24, 2005
------------------------
     E. VAL CERUTTI

     /s/ AVRUM GRAY                       Director                        March 24, 2005
------------------------
       AVRUM GRAY

/s/ ANTHONY R. PUSTORINO                  Director                        March 24, 2005
------------------------
  ANTHONY R. PUSTORINO

    /s/ EUGENE HYNES      Principal Financial and Accounting Officer      March 24, 2005
------------------------
      EUGENE HYNES

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Lynch Corporation

      We have audited the accompanying consolidated balance sheets of Lynch
Corporation and subsidiaries ("Lynch Corporation" or the "Company") as of
December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

      We conducted our audits in accordance with the standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the
Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of
Lynch Corporation and subsidiaries at December 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S.
generally accepted accounting principles. Also, in our opinion, the related financial statements schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

                                                /s/ ERNST & YOUNG LLP

Providence, Rhode Island
March 16, 2005, except as to Note 4
as to which the date is March 31, 2005

                       LYNCH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                          DECEMBER 31,
                                                                                      ---------------------
                                                                                        2004         2003
                                                                                      --------     --------

ASSETS
Current Assets:
   Cash and cash equivalents .....................................................    $  2,580     $  3,981
   Restricted cash (Note 1) ......................................................       1,125        1,125
   Investments - marketable securities (Note 1) ..................................       3,609        2,311
   Accounts receivable, less allowance for doubtful accounts  of $92 and $91,
      respectively (Note 1) ......................................................       8,867        5,797
   Inventories (Note 3) ..........................................................       7,852        4,911
   Deferred income taxes .........................................................         111           57
   Prepaid expense ...............................................................         626          456
                                                                                      --------     --------
      Total Current Assets .......................................................      24,770       18,638
Property, Plant and Equipment
   Land ..........................................................................         871          291
   Buildings and improvements ....................................................       5,811        4,198
   Machinery and equipment .......................................................      14,443       11,377
                                                                                      --------     --------
                                                                                        21,125       15,866
   Less: Accumulated depreciation ................................................     (12,669)     (11,689)
                                                                                      --------     --------
                                                                                         8,456        4,177
   Other assets ..................................................................         657          204
                                                                                      --------     --------
      Total Assets ...............................................................    $ 33,883     $ 23,019
                                                                                      ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Notes payable to banks ........................................................    $  5,557     $  1,976
   Trade accounts payable ........................................................       2,667        2,054
   Accrued warranty expense ......................................................         466          585
   Accrued compensation expense ..................................................       1,101        1,219
   Accrued income taxes ..........................................................         966          716
   Accrued professional fees .....................................................         534          273
   Accrued commissions ...........................................................         249          429
   Margin liability on marketable securities .....................................       1,566        1,033
   Other accrued expenses ........................................................         890          664
   Commitments and contingencies (Note 11) .......................................         775           --
   Customer advances .............................................................       2,115        1,206
   Current maturities of long-term debt ..........................................       3,842          998
                                                                                      --------     --------
      Total Current Liabilities ..................................................      20,728       11,153
   Long-term debt ................................................................       3,162          833
      Total Liabilities ..........................................................      23,890       11,986
Shareholders' Equity
      Common stock, $0.01 par value -- 10,000,000 shares authorized; 1,649,834 and
         1,513,191 shares issued; 1,632,126 and 1,497,833 shares outstanding,
         respectively ............................................................          16           15
   Additional paid-in capital ....................................................      17,404       15,645
   Accumulated deficit ...........................................................      (7,786)      (4,460)
   Accumulated other comprehensive Income ........................................         849          291
   Treasury stock, at cost, of 17,708 and 15,308 shares, respectively ............        (490)        (458)
                                                                                      --------     --------
      Total Shareholders' Equity .................................................       9,993       11,033
                                                                                      --------     --------
      Total Liabilities and Shareholders' Equity .................................    $ 33,883     $ 23,019
                                                                                      ========     ========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       LYNCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                      YEARS ENDED DECEMBER 31,
                                             -------------------------------------------
                                                2004            2003            2002
                                             -----------     -----------     -----------

SALES AND REVENUES                           $    33,834     $    27,969     $    26,386
Costs and expenses:
   Manufacturing cost of sales                    25,784          20,319          19,437
   Selling and administrative                     10,163           8,482          10,201
   Litigation provision (Note 11)                    775              --              --
                                             -----------     -----------     -----------
                                                  36,722          28,801          29,638
Gain on deconsolidation (Note 1)                      --              --          19,420
                                             -----------     -----------     -----------
OPERATING (LOSS) PROFIT                           (2,888)           (832)         16,168
Other income (expense):
   Investment income                                  15             534             121
   Interest expense                                 (360)           (282)           (201)
   Other income (expense)                              7             763             (92)
                                             -----------     -----------     -----------
                                                    (338)          1,015            (172)
                                             -----------     -----------     -----------
(LOSS) INCOME BEFORE INCOME TAXES                 (3,226)            183          15,996
(Provision) Benefit for income taxes                (100)            (73)          1,967
                                             -----------     -----------     -----------
NET (LOSS) INCOME                            $    (3,326)    $       110     $    17,963
                                             ===========     ===========     ===========
Weighted average shares outstanding            1,524,863       1,497,900       1,497,900
                                             -----------     -----------     -----------
Basic and diluted (loss) income per share    $     (2.18)    $      0.07     $     11.99
                                             ===========     ===========     ===========

*     Effective September 30, 2001, the Company's ownership and voting interest of Spinnaker Industries, Inc. was reduced to 41.8% and 49.5% respectively, due to the disposition of shares of Spinnaker. As a result, effective
      September 30, 2001, the Company relinquished control of Spinnaker and has deconsolidated Spinnaker. On September 23, 2002, the Company disposed of its remaining interest in Spinnaker. See Note 1 to the Consolidated
      Financial Statements -- "Basis of Presentation".

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       LYNCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           ACCUMULATED
                                  SHARES OF                    ADDITIONAL                     OTHER
                                COMMON STOCK      COMMON         PAID-IN      RETAINED    COMPREHENSIVE     TREASURY
                                 OUTSTANDING      STOCK          CAPITAL      EARNINGS        INCOME          STOCK         TOTAL
                                ------------    ----------     ----------    ----------   -------------    ----------    ----------

Balance at December 31, 2001      1,497,883     $    5,139     $   10,403    $  (22,533)    $       (2)    $     (458)   $   (7,451)
Assign $0.01 par value (Note 7)          --         (5,124)         5,124            --             --             --            --
Comprehensive Income :
   Net income for year                   --             --             --        17,963             --             --        17,963
   Other comprehensive income            --             --             --            --            304             --           304
                                                                                                                         ----------
    Comprehensive Income                                                                                                     18,267
Unredeemed minority interest
   Shares                                --             --            118            --             --             --           118
                                  ---------     ----------     ----------    ----------     ----------     ----------    ----------
Balance at December 31, 2002      1,497,883             15         15,645        (4,570)           302           (458)       10,934
Comprehensive Income (Loss):
   Net income for year                   --             --             --           110             --             --           110
   Other comprehensive loss              --             --             --            --            (11)            --           (11)
                                                                                                                         ----------
    Comprehensive Income                                                                                                         99
                                  ---------     ----------     ----------    ----------     ----------     ----------    ----------
Balance at December 31, 2003      1,497,883             15         15,645        (4,460)           291           (458)       11,033
Comprehensive Income (Loss):
   Net loss for year                     --             --             --        (3,326)            --             --        (3,326)
   Other comprehensive income            --             --             --            --            558             --           558
                                                                                                                         ----------
    Comprehensive Loss                                                                                                       (2,768)
   Issuance of Common Stock to
   fund acquisition, net of
   fees of $40,000                  136,643              1          1,759            --             --             --         1,760
   Purchase of Treasury Stock        (2,400)            --             --            --             --            (32)          (32)
                                  ---------     ----------     ----------    ----------     ----------     ----------    ----------
Balance at December 31, 2004      1,632,126     $       16     $   17,404    $   (7,786)    $      849     $     (490)   $    9,993
                                  =========     ==========     ==========    ==========     ==========     ==========    ==========

*     Effective September 30, 2001, the Company's ownership and voting interest of Spinnaker Industries, Inc. was reduced to 41.8% and 49.5% respectively, due to the disposition of shares of Spinnaker. As a result, effective
      September 30, 2001, the Company relinquished control of Spinnaker and has deconsolidated Spinnaker. On September 23, 2002, the Company disposed of its remaining interest in Spinnaker. See Note 1 to the Consolidated
      Financial Statements -- "Basis of Presentation".

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       LYNCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  YEARS ENDED DECEMBER 31,
                                                                             ----------------------------------
                                                                               2004         2003        2002
                                                                             --------     --------     --------

OPERATING ACTIVITIES
Net (loss) income                                                            $ (3,326)    $    110     $ 17,963
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Gain on deconsolidation                                                            --           --      (19,420)
Restricted operating cash                                                          --           --        4,703
Loss on disposal of fixed assets                                                   47           --          145
Gain realized on sale of marketable securities                                     --         (483)          --
Depreciation                                                                      980          982        1,044
Amortization of definite--lived intangible assets                                 187          257          206
Lawsuit settlement provision                                                      775           --           --
Deferred taxes                                                                     (6)         150          202
Recoverable income taxes                                                           --           --         (532)
Other                                                                              --          (22)          --
Changes in operating assets and liabilities:
   Receivables                                                                 (1,505)      (2,273)       6,294
   Inventories                                                                   (456)         503          194
   Accounts payable and accrued liabilities                                      (198)       1,617       (7,620)
   Other assets/liabilities                                                     1,592       (1,385)         414
                                                                             --------     --------     --------
Net cash (used in) provided by operating activities                            (1,910)        (544)       3,593

INVESTING ACTIVITIES
Acquisition of minority interest                                                   --           --         (220)
Capital expenditures                                                             (440)        (141)        (223)
Restricted investing cash                                                          --           --       (1,125)
Acquisition, net of cash acquired (See Note 2)                                 (7,348)          --         (850)
Proceeds from sale of  marketable securities                                       --        1,041           --
Payment on margin liability on marketable securities                             (300)        (454)          --
Purchase of marketable securities                                                (754)      (1,565)        (306)
Other                                                                              --           --         (214)
                                                                             --------     --------     --------
Net cash used in investing activities                                          (8,842)      (1,119)      (2,938)

FINANCING
Net borrowings (repayments) of notes payable                                    3,581         (252)       1,453
Repayment of long--term debt                                                     (972)        (884)        (369)
Proceeds from long--term debt                                                   5,000          794           --
Issuance of common stock, net of fees of $40,000                                1,760           --           --
Purchase of treasury stock                                                        (32)          --           --
Other                                                                              14           --           --
                                                                             --------     --------     --------
Net cash provided by (used in) financing activities                             9,351         (342)       1,084
(Decrease) increase in cash and cash equivalents
                                                                               (1,401)      (2,005)       1,739
                                                                             --------     --------     --------
Cash and cash equivalents at beginning of year                                  3,981        5,986        4,247
                                                                             --------     --------     --------
Cash and cash equivalents at end of year                                     $  2,580     $  3,981     $  5,986
                                                                             ========     ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest Paid                                                             $    343     $    282     $    272
                                                                             ========     ========     ========

*     Effective September 30, 2001, the Company's ownership and voting interest of Spinnaker Industries, Inc. was reduced to 41.8% and 49.5% respectively, due to the disposition of shares of Spinnaker. As a result, effective
      September 30, 2001, the Company relinquished control of Spinnaker and has deconsolidated Spinnaker. On September 23, 2002, the Company disposed of its remaining interest in Spinnaker. See Note 1 to the Consolidated
      Financial Statements -- "Basis of Presentation".

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       LYNCH CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

1. ACCOUNTING AND REPORTING POLICIES

      ORGANIZATION

      Lynch Corporation (the "Company" or "Lynch") is a diversified holding company with subsidiaries engaged in manufacturing primarily in the United
States. The Company has three principal operating subsidiaries M-tron
Industries, Inc. ("Mtron"), Piezo Technology, Inc. ("PTI") (acquired effective
September 30, 2004) and Lynch Systems, Inc ("Lynch Systems"). and until
September 23, 2002, an investment in Spinnaker Industries, Inc. ("Spinnaker");
see discussion below. The combined operations of Mtron and PTI are referred to herein as MtronPTI. Information on the Company's operations by segment and geographic area is included in Note 12 -- "Segment Information".

      As of December 31, 2004, the Subsidiaries of the Company are as follows:

                                                                 OWNED BY
                                                                   LYNCH
                                                                 --------
            Lynch Systems, Inc. ............................      100.0%
            M-tron Industries, Inc. ........................      100.0%
                 M-tron Industries, Ltd. ...................      100.0%
                 Piezo Technology, Inc. ....................      100.0%
                         Piezo Technology India Private Ltd.       99.9%

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

      Effective September 30, 2001, the Company donated 430,000 shares of
Spinnaker Class A common stock to a university on whose board several of the
Company's executives serve as Trustees, thereby relinquishing control of such securities. This resulted in the reduction of the Company's ownership and voting interests in Spinnaker to 41.8% and 49.5%, respectively. As a result, effective
September 30, 2001, the Company deconsolidated Spinnaker and prospectively accounted for its ownership of Spinnaker using the equity method of accounting.
On September 23, 2002, the Company disposed of its remaining investment in
Spinnaker. This deconsolidation resulted in a non-cash gain of $27,406,000 which reduced the Company's negative investment in Spinnaker to $19,420,000. This remaining interest, which represents losses in excess of investment, was recorded as a deferred credit on the Company's balance sheet until the Company disposed of its remaining interests in Spinnaker on September 23, 2002 at which time this deferred credit of $19,420,000 was recognized in earnings.

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of Lynch
Corporation and entities in which Lynch had majority voting control. All material intercompany transactions and accounts have been eliminated in consolidation.

      USES OF ESTIMATES

      The preparation of consolidated financial statements in conformity with
U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      RECLASSIFICATIONS

      Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to current year presentation.

      CASH AND CASH EQUIVALENTS

      Cash and cash equivalents consist of highly liquid investments with a maturity of less than three months when purchased.

      At December 31, 2004 and 2003, assets of $0.1 million and $1.9 million, which are classified as cash and cash equivalents, are invested in United States
Treasury money market funds for which affiliates of the Company serve as investment managers to the respective funds.

      RESTRICTED CASH

      At December 31, 2004 and 2003, the Company had $1.1 million of restricted cash that secures a letter of credit issued to the Bank of Omaha as collateral for Mtron's loans. (See Note 4 to the Consolidated Financial Statements - "Notes
Payable to Banks and Long-term Debt").

      INVESTMENTS

      Investments in marketable equity securities are classified as available for sale and are recorded at fair value as a component of other assets, pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain
Investments in Debt and Equity Securities". Unrealized gains and losses on these securities, net of income taxes, are included in shareholders' equity as a component of accumulated other comprehensive income (loss). Investments in non-marketable equity securities are accounted for under either the cost or equity method of accounting. The Company periodically reviews investment securities for impairment based on criteria that include the duration of the market value decline.

      The Company's ability to hold to recovery, information regarding the market and industry trends for the investee's business, the financial strength and specific prospects of the investee, and investment analyst reports, if available. If a decline in the fair value of an investment security is judged to be other than temporary, the cost basis is written down to fair value with a charge to earnings

      The following is a summary of marketable securities (investments) held by the Company (in thousands):

                                          GROSS          GROSS
                                        UNREALIZED     UNREALIZED      ESTIMATED
EQUITY SECURITIES           COST          GAINS          LOSSES       FAIR VALUE
-----------------          ------       ----------     ----------     ----------
December 31, 2004          $2,774          $835             --           $3,609
December 31, 2003          $2,020          $291             --           $2,311

      The Company has a margin liability against these investments of $1,566,000 and $1,033,000 as of December 31, 2004 and 2003, respectively, that must be settled upon the disposition of the related securities, whose fair value is based on quoted market prices.

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
Certain credit sales are made to industries that are subject to cyclical economic changes. The Company maintains an allowance for doubtful accounts at a level that management believes is sufficient to cover potential credit losses.

      The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments.
Estimates are based on historical collection experience, current trends, credit policy and relationship between accounts receivable and revenues. In determining these estimates, the Company examines historical write-offs of its receivables and reviews each client's account to identify any specific customer collection issues. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. The Company's failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on its business, financial condition, and results of operations.

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
Property, plant, and equipment are periodically reviewed for indicators of impairment. If any such indicators were noted, the Company would assess the appropriateness of the assets' carrying value and record any impairment at that time.

      REVENUE RECOGNITION

      Revenues, with the exception of certain long-term contracts discussed below, are recognized upon shipment when title passes. Shipping costs are included in manufacturing cost of sales.

      ACCOUNTING FOR LONG-TERM CONTRACTS

      Lynch Systems is engaged in the manufacture and marketing of glass-forming machines and specialized manufacturing machines. Certain sales contracts require an advance payment (usually 30% of the contract price) which is accounted for as a customer advance. The contractual sales prices are paid either (i) as the manufacturing process reaches specified levels of completion or (ii) based on the shipment date. Guarantees by letter of credit from a qualifying financial institution are required for most sales contracts. Because of the specialized nature of these machines and the period of time needed to complete production and shipping, Lynch Systems accounts for these contracts using the percentage-of-completion accounting method as costs are incurred compared to total estimated project costs (cost to cost basis). At December 31, 2004 and
2003, unbilled accounts receivable (included in accounts receivable) were $2.5 million and $2.4 million, respectively.

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
These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. In the past, the Company has occasionally been required to commit unanticipated additional resources to complete projects, which has resulted in lower than anticipated profitability or losses on those contracts. The Company may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

      WARRANTY EXPENSE

      Lynch Systems provides a full warranty to worldwide customers who acquire machines. The warranty covers both parts and labor and normally covers a period of one year or thirteen months. Based upon historical experience, the Company provides for estimated warranty costs based upon three to five percent of the selling price of the machine. The Company periodically assesses the adequacy of the reserve and adjusts the amounts as necessary.

                                                                 (IN THOUSANDS)
                                                                 --------------
      Balance, beginning of the year                                  $ 585
      Warranties issued during the year                                 369
      Settlements made during the year                                 (460)
      Changes in liabilities for pre-existing warranties
          during the year, including expirations                        (28)
                                                                      -----
      Balance, end of the year                                        $ 466
                                                                      =====

      RESEARCH AND DEVELOPMENT COSTS

      Research and development costs are charged to operations as incurred. Such costs were $1,193,000, $745,000 and $944,000 in 2004, 2003, and 2002,
respectively.

      ADVERTISING EXPENSE

      Advertising costs are charged to operations as incurred. Such costs were
$183,000, $136,000 and $191,000, in 2004, 2003 and 2002, respectively.

      EARNINGS PER SHARE AND STOCK BASED COMPENSATION

      The Company's basic and diluted earnings per share are equivalent, as the
Company has no dilutive securities.

      At December 31, 2004, the Company has a stock-based employee compensation plan that is described in Note 6 to the Consolidated Financial Statements -
"Stock Option Plans". The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25,
"Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company provides pro forma disclosures of the compensation expense determined under the fair value provisions of Statement of Financial Accounting Standards No. 123,
"Accounting for Stock-Based Compensation."

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                         (IN THOUSANDS EXCEPT
                                                                        PER SHARE INFORMATION)
                                                                ------------------------------------
                                                                   2004          2003          2002
                                                                --------     --------       --------

Net (loss) income as reported                                   $ (3,326)    $    110       $ 17,963
Deduct: Total stock-based employee compensation expense
    determined under fair value based method for all
    awards, net of related tax effect                                (52)        (154)        (1,260)
                                                                --------     --------       --------
Pro forma net (loss) income                                     $ (3,378)    $    (44)      $ 16,703
                                                                ========     ========       ========

Basic and diluted (loss) earnings per share:
As reported                                                     $  (2.18)    $   0.07       $  11.99
Pro forma                                                       $  (2.22)    $  (0.03)      $  11.15

      CONCENTRATION OF CREDIT RISK

      In 2004, a communications original equipment manufacturer ("OEM")
accounted for approximately 18% of MtronPTI's net sales, compared to less than
12% in 2003. No other customer accounted for more than 10% of its 2004 revenues.
Sales to its ten largest customers accounted for approximately 48% of net sales in 2004, compared to approximately 40% and 60% of net sales for 2003 and 2002, respectively.

      Lynch Systems' sales to its ten largest customers accounted for approximately 84% of its net sales in 2003, 2002 and 2001 and 80% in 2004. Lynch
Systems' sales to its largest customer accounted for approximately 20% of its net sales in 2003, 2002 and 2001 and 36% in 2004. If a significant customer reduces, delays or cancels its orders for any reason, the business and results of operations of Lynch Systems would be negatively affected.

      In 2004, approximately 12% of MtronPTI's net sales was attributable to finished products that were manufactured by an independent contract manufacturer located in both Korea and China. We expect this manufacturer to account for a smaller but substantial portion of MtronPTI's net sales in 2005 and a material portion of MtronPTI's sales for the next several years. MtronPTI does not have a written, long-term supply contract with this manufacturer. If this manufacturer becomes unable to provide products in the quantities needed, or at acceptable prices, MtronPTI would have to identify and qualify acceptable replacement manufacturers or manufacture the products internally. Due to specific product knowledge and process capability, MtronPTI could encounter difficulties in locating, qualifying and entering into arrangements with replacement manufacturers. As a result, a reduction in the production capability or financial viability of this manufacturer, or a termination of, or significant interruption in, MtronPTI's relationship with this manufacturer, may adversely affect MtronPTI's results of operations and our financial condition.

      SEGMENT INFORMATION

      The Company reports segment information in accordance with Statement of
Financial Accounting Standards No. 131, "Disclosures About Segments of an
Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires companies to report financial and descriptive information for each operating segment based on management's internal organizational decision-making structure. See Note 12 to the Consolidated Financial Statements - "Segment Information" - for the detailed presentation of business segments report.

      IMPAIRMENTS OF LONG-LIVED ASSETS

      Long-lived assets, including intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Management assesses the recoverability of the cost of the assets based on a review of projected undiscounted cash flows. In the event an impairment loss is identified, it is recognized based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset. If an asset is held for sale, management reviews its estimated fair value less cost to sell. Fair value is determined using pertinent market information, including appraisals or broker's estimates, and/or projected discounted cash flows.

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

      GUARANTEES

      The Company presently guarantees (unsecured) the SunTrust Bank loans of
Lynch Systems, as of December 31, 2004, there were no obligations to the
SunTrust Bank. The Company has guaranteed to First National Bank of Omaha the payment and performance of Mtron's obligations under the Loan Agreement and ancillary agreements and instruments and has guaranteed a Letter of Credit issued to the First National Bank of Omaha on behalf of its subsidiary, Mtron
(see Note 4 to the Consolidated Financial Statements - "Notes Payable to Banks
and Long-term Debt"). These guarantees are subject only to the disclosure requirements of the Financial Accounting Standards Board Interpretation No. 45
"Guarantors Accounting and Disclosure Requirements for Guarantors, Including
Indirect Guarantees of Indebtedness of Others. As of December 31, 2004, the
$1,000,000 Letter of Credit issued by Bank of America to The First National Bank of Omaha was secured by a $1,125,000 deposit in a Bank of America Treasury Fixed
Income Fund. (See "Restricted Cash" included in Note 1 to the Consolidated
Financial Statements.) The loans with First National Bank of Omaha require that the Company have a Tangible Net Worth of $7,500,000.

      There are no other financial, performance, indirect guarantees or indemnification agreements.

      RECENT ISSUED ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued SFAS No. 123 (Revised 2004),
"Share-Based Payment" ("SFAS 123-R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supercedes APB Opinion No. 25,
"Accounting for Stock Issued to Employees." SFAS 123-R requires companies to measure compensation costs for share-based payments to employees, including stock options, at fair value and expense such compensation over the service period beginning with the first interim or annual period after June 15, 2005.
The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. The Company is required to adopt SFAS 123-R in the third quarter of fiscal 2005. Under SFAS 123-R, companies must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Since the Company currently has no unvested stock options outstanding, management believes the impact of adopting
SFAS 123-R will have no effect on the Company's financial results for 2005.

      2. ACQUISITIONS

      On October 15, 2004, the Company acquired, through its wholly-owned subsidiary, Mtron, 100% of the common stock of PTI. The acquisition was effective September 30, 2004. PTI manufactures and markets high-end oscillators, crystals, resonators and filters used in electronic and communications systems.
The purchase price was approximately $8,736,000 (before deducting cash acquired, and before adding acquisition costs and transaction fees). The Company funded the purchase price by (a) new notes payable and long-term debt of $6,936,000 and
(b) proceeds of $1,800,000 received from the sale of Lynch Stock to Venator
Merchant Fund ("Venator"), which is controlled by the Company's Chairman, Marc
Gabelli.

      The following is the preliminary allocation of the purchase price to the estimated fair value of assets acquired and liabilities assumed for the PTI acquisition. The allocation is based on management's estimates, including the valuation of the fixed and intangible assets by independent third-party appraisers.

                                                                  (IN THOUSANDS)
ASSETS:
Cash...........................................................   $       1,389
Accounts receivable............................................           1,565
Inventories....................................................           2,485
Prepaid expenses and other current assets......................             853
Property and equipment.........................................           4,773
Intangible assets..............................................             627
                                                                  -------------
Total assets acquired..........................................   $      11,692
                                                                  =============
LIABILITIES:
Accounts payable...............................................   $         556
Accrued expenses...............................................           1,255
Debt assumed by the Company....................................           1,145
Total liabilities assumed......................................           2,956
                                                                  -------------
Net Assets acquired............................................   $       8,736
                                                                  =============

      The Company is in the process of finalizing the purchase price accounting and related income tax implications.

      The fair market value of net assets acquired in the PTI acquisition exceeded the purchase price, resulting in negative goodwill of approximately
$4.1 million. In accordance with Statement of Financial Accounting Standards No.
141 "Accounting for Business Combinations", this negative goodwill was allocated back to PTI's non-current assets, resulting in a write-down in the fair market value initially assigned to property and equipment and intangible assets. The adjusted intangible assets of $647,000 consist of customer relationships, trade name and funded technologies, and were determined to have definite lives that range from two to ten years.

      The following unaudited pro forma financial information reflects consolidated results of operations of PTI as if the acquisition had taken place on January 1, 2004 and January 1, 2003. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred if the acquisition had been completed on January 1, 2004 and January 1, 2003, nor are they indicative of future operations.

                                             FOR THE YEARS ENDED DECEMBER 31,
                                                 2004               2003
                                                 ----               ----
                                                       PRO FORMA
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                          --------------------------------------
Net sales.................................      $ 12,353           $  9,797
Net income(loss)..........................           252               (603)
PER SHARE DATA:
  Basic earnings(loss)....................      $   0.15           $  (0.37)

      On October 18, 2002, the Company's subsidiary, Mtron Industries, Inc., acquired certain assets of an industry competitor, Champion Technologies, Inc.,
("Champion") from U.S. Bank in a transaction accounted for as a purchase.
Champion's product line includes crystals, clock oscillators, specialized crystal oscillators, and timing solutions. The $850,000 purchase price included inventories, fixed assets, and the customers order backlog. There were no assumed liabilities in this transaction. A 7.5% royalty was applicable to certain sales through December 31, 2004. Financing for this transaction included
$646,000 in new loans from State and local agencies and a $200,000 parent
Company cash infusion (See Note 4 to the Consolidated Financial Statements -
"Notes Payable to Banks and Long-term Debt").

      The purchase price for Champion was allocated to the acquired assets based on their estimated fair value at the date of acquisition to property, plant &
equipment, goodwill and other current assets in the amounts of $728,000, $40,000 and $82,000 respectively.

3. INVENTORIES

      Inventories are stated at the lower of cost or market value. Inventories valued using the last-in, first-out (LIFO) method comprised approximately 47%
and 73% of consolidated inventories at December 31, 2004 and 2003, respectively.
The decline is due to the fact that newly acquired PTI values their inventory at first-in-first-out (FIFO). The balance of inventories at December 31, 2004 and
2003 are valued using the first-in-first-out (FIFO) method.

                                                              DECEMBER 31,
                                                        ------------------------
                                                           2004          2003
                                                        -----------  -----------
                                                             (IN THOUSANDS)
Raw materials and supplies.....................         $     2,308  $     1,394
Work in progress...............................               3,763        1,641
Finished goods.................................               1,781        1,876
                                                        -----------  -----------
   Total.......................................         $     7,852  $     4,911
                                                        ===========  ===========

      Current cost exceeded the LIFO value of inventories by $1,110,000 and
$930,000 at December 31, 2004 and 2003, respectively.

4. NOTES PAYABLE TO BANKS AND LONG-TERM DEBT

      Notes payable to banks and long-term debt consists of:

                                                                                                DECEMBER 31,
                                                                                                ------------
                                                                                           2004             2003
                                                                                         ---------        ---------

Notes payable:
Mtron bank revolving loan at variable interest rates (greater of prime or 4.5%;
   5.25% at December 31, 2004), due April, 2005                                          $   3,557        $   1,976
Lynch Systems working capital revolving loan at variable interest rates, (LIBOR +
   2%; 4.28% at December 31, 2004), due May, 2005                                            2,000               --
                                                                                         ---------        ---------
                                                                                         $   5,557        $   1,976
                                                                                         =========        =========
Long-term debt:
Mtron commercial bank term loan at variable interest rates (5.5% at December 31,
   2004), due April, 2007                                                                $     686        $     829
Yankton Area Progressive Growth loan at 0% interest, due April, 2005                            50              150
South Dakota Board of Economic Development at a fixed rate of 3%, due December,
   2007                                                                                        273              285
Yankton Areawide Business Council loan at a fixed interest rate of 5.5%, due
   November, 2007                                                                               83               90
Lynch Systems term loan at a fixed interest rate of 5.5%, due August, 2013                     427              477
Mtron bridge loan at variable interest rates (greater of prime or 4.5%; 5.25% at
   December 31, 2004), due October, 2005                                                     3,000               --
Mtron term loan at variable interest rates (greater of prime plus 50 basis points
   or 4.5%; 5.75% at December 31, 2004), due October, 2007                                   1,943               --
Rice University Promissory Note at a fixed interest rate of 4.5%, due August, 2009             345               --
Smythe Estate Promissory Note at a fixed interest rate of 4.5% due August, 2009                197               --
                                                                                         ---------        ---------
                                                                                             7,004            1,831
Current maturities                                                                          (3,842)            (998)
                                                                                         ---------        ---------
                                                                                         $   3,162        $     833
                                                                                         =========        =========

      On a consolidated basis, at December 31, 2004, Lynch maintains short-term credit facilities totaling $12.5 million, of which $2.8 million was available for future borrowings, including up to $2.8 million for working capital and/or up to $1.3 million for letters of credit. These facilities generally limit the credit available under the lines of credit to certain variables, such as inventories and receivables, and are secured by the operating assets of the respective subsidiary borrower, and include various financial covenants, which currently restrict the transfer of substantially all the assets of the subsidiaries. At December 31, 2004, the revolving credit facilities expire within one year. The weighted average interest rates for short-term borrowings at December 31, 2004 and 2003 were 4.9% and 4.5%, respectively. Cash of $1.1 million at December 31, 2004 and 2003 has been disclosed as restricted as required under an outstanding letter of credit issued by Bank of America for the benefit of First National Bank of Omaha.

      In connection with the completion of the acquisition of PTI, on October
14, 2004, Mtron and PTI, each wholly-owned subsidiaries of Lynch Corporation, entered into a Loan Agreement with First National Bank of Omaha. The Loan
Agreement provides for loans in the amounts of $2,000,000 (the "Term Loan") and
$3,000,000 (the "Bridge Loan"), together with a $5,500,000 Revolving Line of
Credit (the "Revolving Loan"). The Term Loan bears interest at the greater of prime rate plus 50 basis points, or 4.5%, and is to be repaid in monthly installments of $37,514, with the then remaining principal balance plus accrued interest to be paid on the third anniversary of the Loan Agreement. The Bridge
Loan bears interest at the same rate as the Term Loan. Accrued interest thereon is payable monthly and the principal amount thereof, together with accrued interest, is payable on the first anniversary of the Loan Agreement. The
Revolving Loan bears interest at the greater of prime rate or 4.5%. Amounts outstanding are to be repaid, together with accrued interest, on April 30, 2005.

      All outstanding obligations under the Loan Agreement are collateralized by security interests in the assets of Mtron and PTI, as well as by a mortgage on
PTI's premises. The Loan Agreement contains a variety of affirmative and negative covenants of types customary in an asset-based lending facility. The
Loan Agreement also contains financial covenants relating to maintenance of levels of minimal tangible net worth and working capital, and current, leverage and fixed charge ratios, restricting the amount of capital expenditures. At
December 31, 2004, the Company was in violation of certain of its financial covenants for which it received a waiver from the bank through December 31,
2005.

      The Company has guaranteed a letter of credit issued to the First National
Bank of Omaha on behalf of its subsidiary, Mtron Industries, Inc. As of December
31, 2004, the $1,000,000 letter of credit issued by Bank of America to The First
National Bank of Omaha was secured by a $1,125,000 deposit in a Bank of America
Treasury Fixed Income Fund. The Company's outstanding letter of credit in the amount of $1.0 million for the benefit of the bank can be reduced to $500,000 when Mtron is profitable for 5 of 6 consecutive months and the cumulative after tax profit equals or exceeds $500,000. The remaining $500,000 letter of credit will be released when the earning parameters are met for a second time. These thresholds were not met in 2004 and there is no assurance they will be met in
2005.

      The new Mtron revolving loan is secured by accounts receivable and inventories and carries an interest rate equal to the First National Bank of
Omaha's national prime rate with a minimum rate of 4.5%. At December 31, 2004, borrowings under this line totaled $3,557,000 at 5.25% with additional borrowing capacity of $1,943,000.

      In conjunction with the acquisition of Champion in October of 2002, Mtron entered into loan arrangements with two Yankton, South Dakota agencies and a state agency to provide $646,000 at a weighted average interest rate of 2.6%.
Yankton Area Progressive Growth, Inc. provided $250,000 at a 0% interest rate and $100,000 was provided by the Areawide Business Council, Inc. at a 5.5%
interest rate. The South Dakota Board of Economic Development loan of $296,000 is at a 3.0% interest rate and includes a $250,000 balloon payment in December
2007. Aggregate principal maturities of this acquisition debt for each of the next five years are as follows: 2005 - $70,000; 2006 - $21,000; 2007 - $315,000 and $0 in subsequent years. These state and local agency loans are secured by
Mtron's real estate.

      Mtron, under its loan with First National Bank of Omaha, may pay a cash dividend to the parent company equal to 50% of Mtron's prior year earnings and pay interest on the subordinated debt owed by Mtron to the Corporation, both subject to terms of the loan agreement. Lynch Systems, under its loan with
SunTrust Bank, may pay a cash dividend to the parent company equal to 50% of
Lynch Systems' net income for the prior fiscal year, subject to the minimum net worth covenant in the loan agreement. In addition, Lynch Systems may pay an annual management fee to the parent company in an amount not to exceed $250,000, and may reimburse the parent company for expenses and taxes paid by the parent on its behalf. Lynch Systems renewed its' loan agreement with SunTrust Bank on
May 29, 2004. The lender has provided a $7 million line of credit, which can be used entirely for stand-by letters of credit to secure customer advances and certain warranty coverages as well as domestic revolving credit to finance working capital within the $7 million line. The Lynch Systems line of credit is secured by accounts receivable and inventories and bears an interest rate of one month LIBOR plus 2.0%. At December 31, 2004, there were outstanding letters of credit and working capital loans of $2.0 million and $2.0 million, respectively.

      Both Mtron and Lynch Systems intend to renew the credit agreements that expire on April 30, and May 31, 2005, respectively, with their incumbent lenders.

      Aggregate principal maturities of long-term debt for each of the next five years are as follows: 2005 - $3,842,000; 2006 - $821,000; 2007 - $1,859,000;
2008 - $173,000 and $132,000 in 2009.

5. RELATED PARTY TRANSACTIONS

      TRANSACTIONS WITH CERTAIN AFFILIATED PERSONS

      Prior to the Company's move to Greenwich, Connecticut, the principal executive offices were located in Providence, Rhode Island and shared with Avtek
Inc. ("Avtek") a private holding company co-owned by Mr. Papitto, the Company's former Chairman and Chief Executive Officer, and Mr. Mario Gabelli, the
Company's former Vice Chairman, until November 27, 2002 and now controlled solely by Mr. Papitto. Since August 2001, Avtek and the Company have shared (i)
all occupancy costs of the shared premises and (ii) the salary expense of certain persons employed by Avtek at the premises (including Mr. McGrail, the
Company's President and Chief Operating Officer until his resignation on October
1, 2004 and Mr. Keller, the Company's Chief Financial Officer until his resignation on November 12, 2004, and other administrative and clerical personnel) whose services are provided to both the Company and Avtek. The
Company's paid share of such occupancy and salary costs for 2004 was $433,625.

6. STOCK OPTION PLANS

      On May 2, 2002, the Company's shareholders approved the 2001 Equity
Incentive Plan and the issuance of up to 300,000 options to purchase shares of
Company common stock to certain employees of the Company, of which 228,000 options were granted (subject to shareholder approval) at $17.50 per share on
December 10, 2001. Shareholders' approval was obtained on May 2, 2002. These options have lives of five to ten years. As of December 31, 2004, 224,000 of these options are fully vested.

      Pro forma information regarding net income and earnings per share is required by SFAS 123, which requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002 (no options outstanding in 2001 or 2000)
risk-free interest rate of 5.3%; dividend yield of 0.0%; volatility factors of the expected market price of the Company's common stock of .49 and weighted-average expected life of the option of 10 years. See Note 1 to the
Consolidated Financial Statements - "Basis of Presentation".

7. SHAREHOLDERS' EQUITY

      On October 15, 2004, in connection of the acquisition of PTI, the Company entered into a Securities Purchase Agreement with Venator Merchant Fund, L.P
("Venator"). Under the Purchase Agreement, the Company sold to Venator 136,643 shares of its Common Stock, par value $0.01 per share for $13.173 per share, or an aggregate purchase price of approximately $1,800,000. Venator is an investment limited partnership controlled by the Company's Chairman of the
Board, Marc Gabelli.

      The Board of Directors previously authorized the purchase of up to 400,000 shares of Common Stock. During 2004 the Company purchased 2,400 shares of Common
Stock at an average price of $13.38 per share. There were no purchases in 2003 and 2002.

      Both Mtron and Lynch Systems have plans that provided certain former shareholders with Stock Appreciation Rights (SAR's). These SAR's are fully vested and expire at the earlier of certain defined events or 2008 to 2010.
These SAR's provide the participants a certain percentage, ranging from 1-5%, of the increase in the defined value of Mtron and Lynch Systems, respectively.
Vested amounts are payable at the holder's option in cash or equivalent amount of Mtron or Lynch Systems stock. Expense related to the SAR's was $0, $70,000, and $22,000, in 2004, 2003 and 2002 respectively. During the year ended December
31, 2004, the Company paid out the entire SAR liability that had been accrued at
December 31, 2003. There is no liability remaining at December 31, 2004.

      At the Annual Meeting of Stockholders of the Registrant held on May 2,
2002, the Stockholders approved an amendment to the Restated Articles of
Incorporation of Registrant that effected a change of all 10,000,000 shares of
Registrant's authorized Common Stock from shares without par value into shares having a par value of $0.01 per share for all purposes, without otherwise changing the designations, rights, preferences, or limitations of such shares and without increasing or decreasing the number of such shares. As a result, common stock at par value is now valued at $15,000 resulting in a $5.1 million reclassification to additional paid-in capital.

8. INCOME TAXES

      The Company files consolidated federal income tax returns, which includes all subsidiaries excluding Spinnaker for all periods.

      The Company has a $4,212,000 net operating loss ("NOL") carry-forward as of December 31, 2004. This NOL expires in 2025 if not utilized prior to that date.

      Year 2004 income tax includes federal, state, local, and foreign taxes.
There was no state income tax provision in 2004 due to deductions applicable to the Company's Georgia business. There was no federal tax benefit in 2004 as a result of 2004 net operating losses because the Company utilized its carry-back
("NOL") in 2004 and there is uncertainty regarding the utilization of the NOL carry-forward. The Company recorded a $82,000 tax provision in 2004 for foreign taxes at the Hong Kong tax rate on Mtron's foreign subsidiaries' earnings. Year
2003 income tax includes federal, state, local, and foreign taxes. The 2004 state tax provision of $24,000 pertains to PTI. There was no state income tax provision in 2003 due to deductions applicable to the Company's Georgia business. There was no federal tax benefit in 2003 as a result of 2003 net operating losses because the Company utilized its carry-back ("NOL") in 2003 and there is uncertainty regarding the utilization of the NOL carry-forward. The
Company recorded a $73,000 tax provision in 2003 for foreign taxes at the Hong
Kong tax rate on Mtron's foreign subsidiaries' earnings.

      Deferred income taxes for 2004 and 2003 provided for the temporary differences between the financial reporting basis and the tax basis of the
Company's assets and liabilities. Cumulative temporary differences and carry-forwards at December 31, 2004 and 2003 are as follows:

                                                                        DECEMBER 31, 2004         DECEMBER 31, 2003
                                                                       --------------------      -------------------
                                                                           DEFERRED TAX              DEFERRED TAX
                                                                       ASSET      LIABILITY      ASSET     LIABILITY
                                                                       -----      ---------      -----     ---------
                                                                                     (IN THOUSANDS)

Inventory reserve...........................................        $   730       $     --    $     593    $       --
Fixed assets ...............................................             --          1,729           --           337
Other reserves and accruals.................................          1,509             --          577            --
Other.......................................................             --            253           --           729
Tax loss and other credit carry forwards....................          1,924             --          987            --
                                                                    -------       --------    ---------    ----------
Total deferred income taxes.................................          4,163       $  1,982        2,157    $    1,066
                                                                                  ========                 ==========
Valuation allowance.........................................         (2,070)                     (1,034)
                                                                    -------                   ---------
                                                                    $ 2,093                   $   1,123
                                                                    =======                   =========

      At December 31, 2004, the net deferred tax asset of $111,000 presented in the Company's balance sheet is comprised of deferred tax assets of $2,093,000 offset by deferred tax liabilities of $1,982,000. At December 31, 2003, the net deferred tax asset of $57,000 was comprised of deferred tax assets of $1,123,000 offset by deferred tax liabilities of $1,066,000. At both December 31, 2004 and
2003, the net deferred tax asset relates to an AMT credit carry forward.

      The provision (benefit) for income taxes from continuing operations is summarized as follows:

                                                           2004        2003         2002
                                                           ----        ----         ----
                                                                 (IN THOUSANDS)

Current:
   Federal........................................       $    --   $     (150)  $   (2,332)
   State and local................................            24           --          144
   Foreign........................................            82           73           19
                                                         -------   ----------   ----------
Total Current.....................................           106          (77)      (2,169)
                                                         -------   ----------   ----------
Deferred:
   Federal........................................            --          150          264
   State and local................................            (6)          --          (62)
                                                         -------   ----------   ----------
Total Deferred....................................            (6)         150          202
                                                         -------   ----------   ----------
                                                         $   100   $       73   $   (1,967)
                                                         =======   ==========   ==========

      A reconciliation of the provision (benefit) for income taxes from continuing operations and the amount computed by applying the statutory federal income tax rate to income before income taxes, minority interest and extraordinary item:

                                                          2004        2003         2002
                                                          ----        ----         ----
                                                                 (IN THOUSANDS)

Tax (benefit) at statutory rate...................     $ (1,097)   $       62   $    5,439
Foreign tax rate differential.....................          (87)          (81)          --
State and local taxes, net of federal benefit.....            5            --           54
Deconsolidation gain..............................           --            --       (6,603)
Foreign export sales benefit......................          (66)          (54)        (142)
Capital loss utilization..........................           --            --         (860)
Valuation allowance...............................        1,245           139           29
Other.............................................          100             7          116
                                                        -------    ----------   ----------
                                                        $   100    $       73   $   (1,967)
                                                        =======    ==========   ==========

      Profit (loss) before income taxes from foreign operations was $499,000,
$452,000 and ($336,000) in 2004, 2003, and 2002 respectively.

      Federal, State and Foreign income tax payments were $0, $0.3, and $0, for the years 2004, 2003 and 2002, respectively. Income tax recoveries were
$532,000 in 2003 for tax loss carry-backs, and totaled $2,170,000 in 2002, including refunds of 2001 estimated tax payments in the amount of $700,000 and
$1,470,000 for tax loss carry-backs.

      The valuation allowance increased $1,245,000 in 2004 to $2,070,000 at
December 31, 2004. Of this change, $209,000 was not reflected through the
Statement of Operations, but rather was applied to the negative goodwill associated with the PTI acquisition. The remaining valuation reserve increase of
$1,036,000 is primarily the result of an increased in domestic net operating losses during the year and management is uncertain of the ability to utilize these losses in the future.

9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

      Total comprehensive loss was $2,768,000 in the year ended December 31,
2004, including "other" comprehensive income of $544,000 for unrealized gains on available for sale securities and $14,000 of currency translation, associated with PTI's foreign subsidiary.

      Total comprehensive income was $99,000 in the year ended December 31,
2003, including "other" comprehensive loss of $11,000 for unrealized losses on available for sale securities.

      Total comprehensive income was $18,267,000 in the year ended December 31,
2002, including "other" comprehensive income of $304,000 that was the result of unrealized gains on available for sale securities.

      The components of accumulated other comprehensive income (loss), net of related tax, at December 31, 2004, 2003, and 2002 are as follows:

                                                                  2004        2003         2002
                                                               ---------   ---------    ---------

Balance beginning of year.................................     $     291   $     302    $      (2)
Foreign currency translation..............................            14          --           --
Unrealized gain (loss) on available for-sale securities...           544         (11)         304
                                                               ---------   ---------    ---------
Accumulated other comprehensive income (loss).............     $     849   $     291    $     302
                                                               =========   =========    =========

10. EMPLOYEE BENEFIT PLANS

      The Company, through its operating subsidiaries, has several defined contribution plans for eligible employees. The following table sets forth the consolidated expenses for these plans:

                                                                  2004        2003         2002
                                                               ---------   ---------    ---------

Defined contribution total................................     $      90   $      48    $      34
                                                               =========   =========    =========

      Under the Lynch Systems and Mtron defined contribution plan, the Company contributes up to a maximum of 62.5 percent of participants' contributions that do not exceed $800 per participant in the plan year. The Company contribution occurs at the end of the plan year and the participant is immediately vested in the employers' contribution. Under the PTI defined contribution plan, the
Company contributes 50 percent of the first 6 % of eligible compensation contributed by participants.

11. COMMITMENTS AND CONTINGENCIES

      In the normal course of business, subsidiaries of the Company are defendants in certain product liability, worker claims and other litigation in which the amounts being sought may exceed insurance coverage levels. The resolution of these matters is not expected to have a material adverse effect on the Company's financial condition or operations. The Company and/or one or more of its subsidiaries are parties to the following additional legal proceedings:

IN RE: SPINNAKER COATING, INC., DEBTOR/PACE LOCAL 1-1069 V. SPINNAKER COATING,
INC., AND LYNCH CORPORATION, U.S. BANKRUPTCY COURT, DISTRICT OF MAINE, CHAPTER
11, ADV. PRO. NO. 02-2007, AND PACE LOCAL 1-1069 V. LYNCH CORPORATION AND LYNCH
SYSTEMS, INC. CUMBERLAND COUNTY SUPERIOR COURT, CV-2001-00352

      On or about June 26, 2001, in anticipation of the July 15, 2001 closure of
Spinnaker's Westbrook, Maine facility, Plaintiff PACE Local 1-1069 ("PACE")
filed a three count complaint in Cumberland County Superior Court, CV-2001-00352 naming the following Defendants: Spinnaker Industries, Inc., Spinnaker Coating,
Inc., and Spinnaker Coating-Maine, Inc. (collectively, the "Spinnaker Entities")
and the Company. The complaint alleged that under Maine's Severance Pay Act both the Spinnaker Entities and the Company would be liable to pay approximately
$1,166,000 severance pay under Maine's Severance Pay Act in connection with the plant closure. Subsequently, the Spinnaker Entities filed for relief under
Chapter 11 of the Bankruptcy Code and the action proceeded against the Company on the issue of whether the Company has liability to PACE's members under the
Maine Severance Pay Act.

      In 2002, both plaintiff and defendants moved for summary judgment in the action. On July 28, 2003, the Court issued an order denying the Company's motion, finding that there remained a disputed issue of material fact regarding one of the Company's primary defenses. The Court granted partial summary judgment in favor of PACE to the extent that the Court found that the Company was the Spinnaker Entities "parent corporation" and, therefore, the Company was an "employer" subject to potential liability under Maine's Severance Pay Act.

      On November 3, 2004, the Court held that the Spinnaker Entities'
bankruptcy did not prevent the award of severance pay under the statute. The
Court granted summary judgment to plaintiff on the second count of its complaint based on its earlier ruling that the Company was the parent corporation of the
Spinnaker Entities. The Court also issued a separate order that related to the calculation of damages, largely agreeing with the Company on the appropriate method of calculating damages and awarded plaintiff $653,018 (subsequently modified to $656,020) in severance pay, which is approximately one-half the amount claimed by it. The Court rejected plaintiff's claim for pre-judgment interest, but granted its request for attorney fees.

      Both the plaintiff and the Company have filed notices of appeal to the
Maine Supreme Judicial Court. Management does not believe that the resolution of this case will have a material adverse effect on the Company's consolidated financial condition and operations.

QUI TAM LAWSUIT

      The Company, Lynch Interactive and numerous other parties have been named as defendants in a lawsuit brought under the so-called "qui tam" provisions of the federal False Claims Act in the United States District Court for the
District of Columbia. The complaint was filed under seal with the court on
February 14, 2001, and the seal was lifted on January 11, 2002. The Company was formally served with the complaint on July 9, 2002. The main allegation in the case is that the defendants participated in the creation of "sham" bidding entities that allegedly defrauded the United States Treasury by improperly participating in Federal Communications Commission ("FCC") spectrum auctions restricted to small businesses, as well as obtaining bidding credits in other spectrum auctions allocated to "small" and "very small" businesses. While the lawsuit seeks to recover an unspecified amount of damages, which would be subject to mandatory trebling under the statute, a document filed by the relator
(a private party that filed the action on behalf of the United States) discloses an initial computation of damages of not less than $88 million resulting from bidding credits awarded defendants in FCC auctions and $120 million of unjust enrichment through the disposition of licenses obtained in FCC auctions. Lynch
Interactive has stated that the bidding credits the defendents received were considerably less than the $88 million amount reported. On September 30, 2003, the Court granted Lynch Interactive's Motion to Transfer the action to the
Southern District of New York.

      On September 14, 2004, the Court issued a ruling denying defendants'
motion to refer the issues in the action to the FCC. In December 2004, the defendants filed a motion in the United States District Court for the District of Columbia to compel the FCC to provide information subpoenaed by them in order to conduct their defense. This motion is pending and pre-trial discovery continues.

      The U. S. Department of Justice has notified the Court that is has declined to intervene in the case. The Defendants strongly believe that the action is completely without merit and that the relator's initial damage computation is without basis, and are vigorously defending it. Under the separation agreement between the Company and Lynch Interactive pursuant to which
Lynch Interactive was spun-off to the Company's shareholders on September 1,
1999, Lynch Interactive would be obligated to indemnify the Company for any losses or damaged incurred by the Company as a result of this action. Lynch
Interactive has agreed in writing to defend the case on the Company's behalf and to indemnify the Company for any losses it may incur. Lynch Interactive has retained legal counsel to defend the claim on behalf of the Company and Lynch
Interactive at the expense of Lynch Interactive. Nevertheless, the Company cannot predict the ultimate outcome of the litigation, nor can the Company predict the effect that the lawsuit or its outcome will have on the Company's business or plan of operation.

RENT EXPENSE

      Rent expense under operating leases was $285,000, $284,000 and $320,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The Company leases certain property and equipment, including warehousing and sales and distribution equipment, under operating leases that extend from one to five years. Certain of these leases have renewal options and escalation provisions.

      Future minimum rental payments under long-term non-cancelable operating leases subsequent to December 31, 2004 are as follows:

                                                     (in thousands)
         2005...................................           $181
         2006...................................            107
         2007...................................             15
         2008...................................             15
         2009 and thereafter....................             15

12. SEGMENT INFORMATION

      The Company has two reportable business segments: 1) glass manufacturing equipment business, which represents the operations of Lynch Systems, and 2)
frequency control devices (quartz crystals and oscillators) that represents products manufactured and sold by MtronPTI. The Company's foreign operations in
Hong Kong and India exist under MtronPTI.

      Operating profit (loss) is equal to revenues less operating expenses, excluding investment income, interest expense, and income taxes. The Company allocates a negligible portion of its general corporate expenses to its operating segments. Such allocation was $350,000 in 2004, $175,000 in 2003, and
$200,000 in 2002. Identifiable assets of each industry segment are the assets used by the segment in its operations excluding general corporate assets.
General corporate assets are principally cash and cash equivalents, short-term investments and certain other investments and receivables.

                                                       YEARS ENDED DECEMBER 31,
                                                 ----------------------------------
                                                   2004         2003         2002
                                                 --------     --------     --------

REVENUES
Glass manufacturing equipment - USA              $  1,114     $  3,677     $  1,790
Glass manufacturing equipment - Foreign             9,307        9,109       13,184
                                                 --------     --------     --------
Total Glass manufacturing equipment                10,421       12,786       14,974

Frequency control devices - USA                    12,096        7,282        5,562
Frequency control devices - Foreign                11,317        7,901        5,850
                                                 --------     --------     --------
Total Frequency control devices                    23,413       15,183       11,412
                                                 --------     --------     --------
Consolidated total revenues                      $ 33,834     $ 27,969     $ 26,386
                                                 ========     ========     ========

OPERATING PROFIT (LOSS)
Glass manufacturing equipment                    $ (1,340)    $    822     $    936
Frequency control devices                           1,012         (170)      (2,574)
                                                 --------     --------     --------
Total manufacturing                                  (328)         652       (1,638)

Unallocated Corporate expense                      (2,560)      (1,484)      (1,614)
Gain on deconsolidation                                --           --       19,420
                                                 --------     --------     --------
Consolidated total operating profit (loss)       $ (2,888)    $   (832)    $ 16,168
                                                 ========     ========     ========

OTHER PROFIT (LOSS)
Investment income                                      15          534          121
Interest expense                                     (360)        (282)        (201)
Other income (expense)                                  7          763          (92)
                                                 --------     --------     --------
Consolidated total profit (loss) before taxes    $ (3,226)    $    183     $ 15,996
                                                 ========     ========     ========

CAPITAL EXPENDITURES
Glass manufacturing equipment                    $     97           74           89
Frequency control devices                             326           67          134
General Corporate                                      17           --           --
Consolidated total capital expenditures          $    440     $    141     $    223

TOTAL ASSETS
Glass manufacturing equipment                    $ 10,832     $ 12,207     $ 13,181
Frequency control devices                          17,417        7,860        7,021
General Corporate                                   5,634        2,952        3,228
                                                 --------     --------     --------
Consolidated total assets                        $ 33,883     $ 23,019     $ 23,430
                                                 ========     ========     ========

13. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The following is a summary of the quarterly results of operations for the years ended December 31, 2004 and December 31, 2003:

                                                           2004 THREE MONTHS ENDED
                                      ------------------------------------------------------------------
                                       MAR. 31     JUNE 30        SEP. 30       SEP. 30      DEC. 31
                                                               (as reported)  (restated)
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Sales and revenues                     $ 6,812      $ 6,736        $8,257        $ 7,943    $12,343
Gross profit                             1,512        1,986         1,925          1,526      3,026
Operating loss                            (763)        (467)         (516)          (915)      (743)
Net loss                                  (808)        (560)         (566)          (965)      (993)
Basic and diluted (loss) per share      ($0.54)      ($0.37)       ($0.38)        ($0.64)    ($0.62)

      The quarterly results of operations for the third quarter of 2004 have been restated to reflect the correction for certain inventory related adjustments that were discovered at year-end which relate to the three-month period ended September 30, 2004.

                                                                                  2003 THREE MONTHS ENDED
                                                                      ----------------------------------------------
                                                                        MAR. 31     JUNE 30     SEP. 30     DEC. 31
                                                                      ---------    ---------   ---------   ---------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Sales and revenues................................................    $   4,744    $   6,714   $   7,716   $   8,795
Gross profit......................................................          793        1,732       2,221       2,904
Operating profit (loss)...........................................       (1,040)        (278)         68         418
Net income (loss).................................................         (738)        (173)        783         238
Basic and diluted earnings (loss) per share.......................    $   (0.49)   $   (0.12)  $    0.52   $    0.16

                SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF
                          REGISTRANT LYNCH CORPORATION

                             CONDENSED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                                       DECEMBER 31,
                                                                                     2004        2003
                                                                                  ----------  ----------

ASSETS
Current Assets
   Cash and cash equivalents ............................................          $     415   $   1,966
   Restricted cash ......................................................              1,125       1,125
   Investments - marketable securities...................................              3,609       2,311
   Deferred income taxes.................................................                 --         166
   Other current assets..................................................                153         189
                                                                                  ----------  ----------
                                                                                       5,302       5,757

Net Property, Plant & Equipment                                                       16          18

Other Assets (principally investment in and amounts due from wholly
   owned subsidiaries)...................................................              7,720       9,945
                                                                                  ----------  ----------
Total Assets.............................................................         $   13,038  $   15,720
                                                                                  ==========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities......................................................         $    3,045  $    5,649
Long Term Liabilities....................................................                 --        (962)
Total Shareholders' Equity...............................................              9,993      11,033
                                                                                  ----------  ----------
Total Liabilities And Shareholders' Equity...............................         $   13,038  $   15,720
                                                                                  ==========  ==========
          See Accompanying Notes to Consolidated Financial Statements

                                LYNCH CORPORATION

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        CONDENSED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                   --------------------------------
                                                                                     2004        2003        2002
                                                                                   --------    --------    --------

Interest, dividends and gains on sale of marketable securities................     $     17    $    523    $     40
Dividend from subsidiary......................................................           22         486       1,306
Interest and other income from subsidiaries...................................           55          36          12
                                                                                   --------    --------    --------
TOTAL INCOME..................................................................           94       1,045       1,358
Costs and Expenses:...........................................................
Unallocated corporate administrative expense..................................        1,435       1,309       1,414
Commitments and contingencies.................................................          775          --          --
Interest expense..............................................................           47          18           9
                                                                                   --------    --------    --------
TOTAL COST AND EXPENSE........................................................        2,257       1,327       1,423
                                                                                   --------    --------    --------
LOSS BEFORE INCOME TAXES AND EQUITY IN NET LOSS
   OF SUBSIDIARIES............................................................       (2,163)       (282)        (65)
(Provision) Benefit for income taxes .........................................           --          96          20
Equity in net (loss) income of subsidiaries...................................       (1,163)        296      18,008
                                                                                   --------    --------    --------
NET (LOSS) INCOME.............................................................     $ (3,326)   $    110    $ 17,963
                                                                                   ========    ========    ========

          See Accompanying Notes to Consolidated Financial Statements

                                LYNCH CORPORATION

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        CONDENSED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                   ---------------------------------
                                                                                     2004        2003        2002
                                                                                   --------    --------    ---------

CASH PROVIDED BY (USED IN)  OPERATING ACTIVITIES..............................     $   (430)   $    193    $     910
                                                                                   --------    --------    ---------
INVESTING ACTIVITIES:
Capital expenditures..........................................................          (17)         --           --
Proceeds from sale of maketable securities....................................           --       1,041           --
Payment on margin liability...................................................         (300)       (454)          --
Purchase of marketable securities.............................................         (754)     (1,565)        (306)
Dividend from subsidiaries....................................................           22         464        1,300
                                                                                   --------    --------    ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES...........................       (1,049)       (514)         994
                                                                                   --------    --------    ---------
FINANCING ACTIVITIES:
Loans to Subsidiary...........................................................       (1,800)         --         (700)
Issuance of Common Stock......................................................        1,760          --           --
Purchase of Treasury Stock....................................................          (32)         --           --
                                                                                   --------    --------    ---------
NET CASH USED IN FINANCING ACTIVITIES.........................................          (72)         --         (700)
                                                                                   --------    --------    ---------
TOTAL (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........................       (1,551)       (321)       1,204
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR................................        1,966       2,287        1,083
                                                                                   --------    --------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR......................................     $    415    $  1,966    $   2,287
                                                                                   ========    ========    =========
          See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A -- BASIS OF PRESENTATION

      In the parent company's financial statements, the Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of the subsidiaries.

                       LYNCH CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

COLUMN A                                    COLUMN B               COLUMN C                COLUMN D       COLUMN E
--------                                 -------------   -----------------------------  -------------   -------------
                                                                   ADDITIONS
                                                         -----------------------------
                                           BALANCE AT      CHARGED TO     CHARGED TO
                                           BEGINNING       COSTS AND         OTHER                       BALANCE AT
           DEDUCTION                       OF PERIOD        EXPENSES       ACCOUNTS     DEDUCTIONS(A)   END OF PERIOD
-----------------------------------      -------------   -------------   -------------  -------------   -------------

Year ended December 31, 2004
   Allowance for uncollectible
   accounts receivable.............      $      91,000   $      14,000         --       $      13,000   $      92,000
                                         =============   =============   =============  =============   =============
Year ended December 31, 2003
   Allowance for uncollectible
   accounts receivable.............      $      91,000   $      10,000         --       $      10,000   $      91,000
                                         =============   =============   =============  =============   =============
Year ended December 31, 2002
   Allowance for uncollectible
   accounts receivable.............      $     118,000   $       7,000         --       $      34,000   $      91,000
                                         =============   =============   =============  =============   =============

----------
(A)   Uncollectible accounts receivable written off are net of recoveries.

                                  EXHIBIT INDEX

EXHIBIT
  NO.       DESCRIPTION
-------     -----------

 3(a)*      Restated Articles of Incorporation of the Company.
  (b)*      Articles of Amendment of the Articles of Incorporation of the
            Company.
  (c)       By-laws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated December 22, 2004).
10(a)       Lynch Corporation 401(k) Savings Plan (incorporated by reference to
            Exhibit 10(b) to the Company's Annual Report on Form 10-K for the
            period ended December 31, 1995).
  (b)       Directors Stock Plan (incorporated by reference to Exhibit 10(o) to the Company's Form 10-K for the year ended December 31, 1997).
  (c)       Lynch Corporation 2001 Equity Incentive Plan adopted December 10,
            2001 (incorporated by reference to Exhibit 10(y) to the Company's
            Form 10-K for the year ended December 31, 2001).
  (d)       Amended and Restated Credit Agreement by and between Lynch Systems,
            Inc. and SunTrust Bank dated as of June 10, 2002 (incorporated by reference to Exhibit 10(z) to the Company's Form 10-K for the year ended December 31, 2002).
  (e)       Unlimited Continuing Guaranty Agreement by Guarantor, Lynch
            Corporation, dated June 10, 2002 (incorporated by reference to
            Exhibit 10(aa) to the Company's Form 10-K for the year ended
            December 31, 2002).
  (f)       First Amendment and Waiver to Amended and Restated Credit Agreement
            between Lynch Systems, Inc. and SunTrust Bank dated May 30, 2003
            (incorporated by reference to Exhibit 10(ee) to the Company's Form
            10-Q for the period ending June 30, 2003).
  (g)       Term Loan Promissory Note between Lynch Systems, Inc. and SunTrust
            Bank dated August 4, 2003 (incorporated by reference to Exhibit
            10(ff) to the Company's Form 10-Q for the period ending June 30,
            2003).
  (h)       Second Amendment to Security Deed and Agreement dated August 4, 2003 between Lynch Systems, Inc. and SunTrust Bank (incorporated by reference to Exhibit 10(gg) to the Company's Form 10-Q for the
            period ending June 30, 2003).
  (i)       Mortgage dated October 21, 2002 by Mortgagor, Mtron Industries,
            Inc., to Mortgagee, Yankton Area Progressive Growth, Inc.
            (incorporated by reference to Exhibit 10(hh) to the Company's Annual
            Report on Form 10-K for the year ended December 31, 2003).
  (j)       Promissory Note between Mtron Industries, Inc. and Yankton Area
            Progressive Growth, Inc., dated October 21, 2002 (incorporated by reference to Exhibit 10(ii) to the Company's Annual Report on Form
            10-K for the year ended December 31, 2003).
  (k)       Standard Loan Agreement by and between Mtron Industries, Inc. and
            Areawide Business Council, Inc., dated October 10, 2002 and Exhibits thereto (incorporated by reference to Exhibit 10(jj) to the
            Company's Annual Report on Form 10-K for the year ended December 31,
            2003).
  (l)       Loan Agreement by and between Mtron Industries, Inc. and South
            Dakota Board of Economic Development, dated December 19, 2002
            (incorporated by reference to Exhibit 10(kk) to the Company's Annual
            Report on Form 10-K for the year ended December 31, 2003).
  (m)       Promissory Note between Mtron Industries, Inc. and South Dakota
            Board of Economic Development, dated December 19, 2002 (incorporated by reference to Exhibit 10(ll) to the Company's Annual Report on
            Form 10-K for the year ended December 31, 2003).
  (n)       Employment Agreement by and between Mtron Industries, Inc. and South
            Dakota Board of Economic Development, dated December 19, 2002
            (incorporated by reference to Exhibit 10(mm) to the Company's Annual
            Report on Form 10-K for the year ended December 31, 2003).
  (o)       Loan Agreement by and among Mtron Industries, Inc., Piezo
            Technology, Inc. and First National Bank of Omaha (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form
            8-K dated October 20, 2004).
  (p)       Unconditional Guaranty for Payment and Performance with First
            National Bank of Omaha (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated October 20, 2004).

  (q)       Registration Rights Agreement by and between the Company and Venator
            Merchant Fund, L.P. dated October 15, 2004 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form
            8-K dated October 20, 2004).
14*         Amended and Restated Business Conduct Policy
21*         Subsidiaries of the Company.
23*         Consent of Independent Registered Public Accounting Firm - Ernst &
            Young LLP.
24*         Powers of Attorney.
31(a)*      Certifications of the Company's principal executive officer required by Exchange Act Rule 13a-14(a).
31(b)*      Certifications of the Company's principal financial officer required by Exchange Act Rule 13a-14(a).
32(a)*      Section 1350 Certifications of the Company's principal executive officer required by Exchange Act Rule 13a-14(b).
32(b)*      Section 1350 Certifications of the Company's principal financial officer required by Exchange Act Rule 13a-14(b).

----------
*     Filed herewith.

      The Exhibits listed above have been filed separately with the Securities and Exchange Commission in conjunction with this Annual Report on Form 10-K or have been incorporated by reference into this Annual Report on Form 10-K. Lynch
Corporation will furnish to each of its shareholders a copy of any such Exhibit for a fee equal to Lynch Corporation's cost in furnishing such Exhibit. Requests should be addressed to the Office of the Secretary, Lynch Corporation, 140
Greenwich Ave, 4th Floor, Greenwich, Connecticut 06830.

