Form 10-Q
period 2005-03-31
LYNCH CORP
filed 2005-05-16
CIK 61004

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

Yes ☑       No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐       No ☑

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.

Class	Outstanding at March 31, 2005

Common Stock, $0.01 par value	1,632,126

INDEX

LYNCH CORPORATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Consolidated Balance Sheets: - March 31, 2005 - December 31, 2004
Consolidated Statements of Operations: - Three months ended March 31, 2005 and 2004
Consolidated Statements of Cash Flows: - Three months ended March 31, 2005 and 2004
Notes to Condensed Consolidated Financial Statements:
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosure About Market Risk
Item 4.	Controls and Procedures
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Issuer Purchase of Its Equity Securities
Item 6.	Exhibits and Reports on Form 8-K
SIGNATURES
Ex-10.1 Form of Indemnification Agreement dated as of February 28, 2005
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32 Section 906 Certification of CEO & CFO

Part 1 — FINANCIAL INFORMATION -

Item 1 — Financial Statements

LYNCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS — UNAUDITED
(In thousands, except share amounts)

	March 31,	December 31,
	2005	2004
		(A)
ASSETS
Current Assets
Cash and cash equivalents	$2,356	$2,580
Restricted cash (Note E)	1,000	1,125
Investments — marketable securities (Note F)	4,031	3,609
Trade accounts receivables, less allowance for doubtful accounts of $110 and $92, respectively	6,163	6,360
Unbilled accounts receivable	3,335	2,507
Inventories (Note G)	8,024	7,852
Deferred income taxes	111	111
Prepaid expense	607	626

Total Current Assets	25,627	24,770
Property, Plant and Equipment
Land	871	871
Buildings and improvements	5,824	5,811
Machinery and equipment	14,436	14,443

	21,131	21,125
Less: accumulated depreciation	(12,948)	(12,669)

	8,183	8,456
Other assets	594	657

Total Assets	$34,404	$33,883

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable to banks (Note H)	$5,359	$5,557
Trade accounts payable	2,816	2,667
Accrued warranty expense (Note I)	416	466
Accrued compensation expense	1,237	1,101
Accrued income taxes	934	966
Accrued professional fees	493	534
Accrued commissions	148	249
Margin liability on marketable securities	1,582	1,566
Other accrued expenses	694	890
Commitments and contingencies (Note M)	775	775
Customer advances	2,658	2,115
Current maturities of long-term debt (Note H)	3,843	3,842

Total Current Liabilities	20,955	20,728
Long-term debt (Note H)	2,963	3,162

Total Liabilities	23,918	23,890
Shareholders’ Equity
Common stock, $0.01 par value - 10,000,000 shares authorized; 1,649,834 shares issued; 1,632,126 shares outstanding	16	16
Additional paid-in capital	17,404	17,404
Accumulated deficit	(7,736)	(7,786)
Accumulated other comprehensive income (Note K)	1,292	849
Treasury stock, at cost, of 17,708 shares	(490)	(490)

Total Shareholders’ Equity	10,486	9,993

Total Liabilities and Shareholders’ Equity.	$34,404	$33,883

(A)	The Balance Sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying Notes to Consolidated Financial Statements

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

LYNCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands, except share amounts)

	Three Months Ended
	March 31,
	2005	2004
SALES AND REVENUES	$10,595	$6,812
Cost and expenses:
Manufacturing cost of sales	7,318	5,300
Selling and administrative	3,050	2,275

OPERATING PROFIT (LOSS)	227	(763)
Other income (expense):
Investment income	10	4
Interest expense	(185)	(51)
Other income	3	27

	(172)	(20)

INCOME (LOSS) BEFORE INCOME TAXES	55	(783)
Provision for income taxes	(5)	(25)

NET INCOME (LOSS)	$50	$(808)

Weighted average shares outstanding.	1,632,126	1,497,150

BASIC AND DILUTED INCOME (LOSS) PER SHARE:	$0.03	$(0.54)

•	Effective September 30, 2004, the Company acquired, through its subsidiary M-tron Industries, Inc., 100% of the common stock of Piezo Technology, Inc. (See Note D to the Condensed Consolidated Financial Statements.) The three month results for the period ending March 31, 2004 do not include Piezo Technology, Inc.

See accompanying Notes to Consolidated Financial Statements

PART I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements

LYNCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS — UNAUDITED
(In thousands)

	Three Months Ended
	March 31,
	2005	2004
OPERATING ACTIVITIES
Net income (loss)	$50	$(808)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	304	212
Amortization of definite-lived intangible assets	21	62
Changes in operating assets and liabilities:
Receivables	(631)	3,066
Inventories	(172)	(64)
Accounts payable and accrued liabilities	(119)	(774)
Other assets/liabilities	604	27

Net cash provided by operating activities	57	1,721

INVESTING ACTIVITIES
Capital expenditures	(31)	(69)
Restricted cash	125	—
Purchase of marketable securities	—	(225)
Payment on margin liability on marketable securities	—	(300)

Cash provided by (used in) investing activities	94	(594)

FINANCING ACTIVITIES
Net repayments of notes payable	(198)	(101)
Repayment of long-term debt	(198)	(61)
Other	21	—
Purchase of treasury stock	—	(32)

Net cash used in financing activities	(375)	(194)

(Decrease) increase in cash and cash equivalents	(224)	933
Cash and cash equivalents at beginning of period	2,580	3,981

Cash and cash equivalents at end of period	$2,356	$4,914

..

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. Subsidiaries of the Registrant

As of March 31, 2005, the Subsidiaries of the Registrant are as follows:

Owned By Lynch
Lynch Systems, Inc.	100.0%
M-tron Industries, Inc.	100.0%
M-tron Industries, Ltd.	100.0%
Piezo Technology, Inc.	100.0%
Piezo Technology India Private Ltd.	99.9%

B. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

     The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries annual report on Form 10-K for the year ended December 31, 2004.

C. Adoption of Accounting Pronouncements

     On December 14, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “State Based Payment” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95 “Statement of Cash Flows”. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants to employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative.

     On April 14, 2005, the Securities and Exchange Commission announced that it would provide for a phased-in implementation process for SFAS No. 123R. This ruling effectively delayed the Company’s adoption of the standard until the first quarter of 2006. The Company will continue to evaluate the provisions of SFAS No. 123R to determine its impact on its financial condition and results of operations.

D. Acquisition

     On October 15, 2004, the Company acquired, through its wholly-owned subsidiary, Mtron, 100% of the common stock of PTI. The acquisition was effective September 30, 2004. PTI manufactures and markets high-end oscillators, crystals, resonators and filters used in electronic and communications systems. The purchase price was approximately $8,736,000 (before deducting cash acquired, and before adding acquisition costs and transaction fees). The Company funded the purchase price by (a) new notes payable and long-term debt of $6,936,000 and (b) proceeds of $1,800,000 received from the sale of Lynch Stock to Venator Merchant Fund (“Venator”), which is controlled by the Company’s Chairman, Marc Gabelli.

     The following is the preliminary allocation of the purchase price to the estimated fair value of assets acquired and liabilities assumed for the PTI acquisition. The allocation is based on management’s estimates, including the valuation of the fixed and intangible assets by independent third-party appraisers.

(in thousands)
Assets:
Cash	$1,389
Accounts receivable	1,565
Inventories	2,485
Prepaid expenses and other current assets	853
Property and equipment	4,773
Intangible assets	627

Total assets acquired	$11,692

Liabilities:
Accounts payable	$556
Accrued expenses	1,255
Debt assumed by the Company	1,145
Total liabilities assumed	2,956

Net Assets acquired	$8,736

     The Company is in the process of finalizing the purchase price accounting and related income tax implications.

     The fair market value of net assets acquired in the PTI acquisition exceeded the purchase price, resulting in negative goodwill of approximately $4.1 million. In accordance with Statement of Financial Accounting Standards No. 141 “Accounting for Business Combinations”, this negative goodwill was allocated back to PTI’s non-current assets, resulting in a write-down in the fair market value initially assigned to property and equipment and intangible assets. The adjusted intangible assets of $627,000 consist of customer relationships, trade name and funded technologies, and were determined to have definite lives that range from two to ten years.

E. Restricted Cash

     At March 31, 2005 and December 31, 2004, the Company had $1.0 million and $1.1 million, respectively, of Restricted Cash that secures a Letter of Credit issued by Bank of America to the First National Bank of Omaha as collateral for its M-tron subsidiary’s loans.

F. Investments

     The following is a summary of marketable securities (investments) held by the Company (in thousands):

		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
Equity Securities	Cost	Gains	Losses	Value

March 31, 2005	$2,774	$1,257	—	$4,031
December 31, 2004	$2,774	$835	—	$3,609

     The Company has a margin liability against this investment of $1,582,000 at March 31, 2005 and of $1,566,000 at December 31, 2004 which must be settled upon the disposition of the related securities whose fair value is based on quoted market prices. The Company has designated these investments as available for sale pursuant to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

G. Inventories

     Inventories are stated at the lower of cost or market value. At March 31, 2005, inventories were valued by two methods: last-in, first-out (LIFO) 56%, and first-in, first-out (FIFO) 44%. At December 31, 2004, inventories were valued by the same two methods: LIFO — 47%, and FIFO — 53%.

	March 31,	December 31,
	2005	2004
	(in thousands)
Raw materials	$2,849	$2,308
Work in process	3,195	3,763
Finished goods	1,980	1,781

Total Inventories	$8,024	$7,852

     Current costs exceed LIFO value of inventories by $1,112,000 and $1,110,000 at March 31, 2005 and December 31, 2004, respectively.

H. Indebtedness

     On a consolidated basis, at March 31, 2005, Lynch maintains short-term credit facilities totaling $12.5 million, of which $2.6 million was available for future borrowings, including up to $2.6 million for working capital and/or up to $0.5 million for Letters of Credit. These facilities generally limit the credit available under the lines of credit to certain variables, such as inventories and receivables, and are secured by the operating assets of the respective subsidiary borrower, and include various financial covenants, which currently restrict the transfer of substantially all the assets of the subsidiaries.

     Lynch Systems, Inc. and M-tron Industries, Inc. maintain their own credit facilities. In general, the credit facilities are secured by property, plant and equipment, inventory, receivables and common stock of certain subsidiaries and contain certain covenants restricting distributions to the Company. The Lynch Systems facilities include an unsecured parent Company guarantee. M-tron’s revolving credit agreement includes a unsecured parent Company guarantee and is supported by a $1.0 million Letter of Credit that is secured by a $1.0 million deposit at Bank of America (see Note E — “Restricted Cash”).

     MtronPTI has received an extension on its credit agreement until June 30, 2005. MtronPTI intends to renew the credit agreement with the incumbent lender for another year. Lynch Systems’ SunTrust Bank loan matures May 31, 2005. Lynch Systems is currently in discussions with the bank. If Lynch Systems is unable to renew this agreement it will have to obtain new financing, however, there can be no assurances that such financing will be available. At March 31, 2005, the Company was in violation of certain of its financial covenants for which it received a waiver from one of the banks and is in discussions with the other.

	March 31,	December 31,
	2005	2004
Notes payable:
Mtron bank revolving loan at variable interest rates (greater of prime or 4.5%; 5.75% at March 31, 2005), due June, 2005	$3,379	$3,557
Lynch Systems working capital revolving loan at variable interest rates, (LIBOR + 2%; 4.69% at March 31, 2005), due May, 2005	1,980	2,000

	$5,359	$5,557

Long-term debt:
Mtron commercial bank term loan at variable interest rates (6.25% at March 31, 2005), due April, 2007	$629	$686
Yankton Area Progressive Growth loan at 0% interest, due April, 2005	50	50
South Dakota Board of Economic Development at a fixed rate of 3%, due December, 2007	270	273
Yankton Areawide Business Council loan at a fixed interest rate of 5.5%, due November, 2007	81	83
Lynch Systems term loan at a fixed interest rate of 5.5%, due August, 2013	415	427
Mtron bridge loan at variable interest rates (greater of prime or 4.5%; 5.75% at March 31, 2005), due October, 2005	3,000	3,000
Mtron term loan at variable interest rates (greater of prime plus 50 basis points or 4.5%; 6.25% at March 31, 2005), due October, 2007	1,858	1,943
Rice University Promissory Note at a fixed interest rate of 4.5%, due August, 2009	319	345
Smythe Estate Promissory Note at a fixed interest rate of 4.5% due August, 2009	184	197

	6,806	7,004
Current maturities	(3,843)	(3,842)

	$2,963	$3,162

I. Long-Term Contracts and Warranty Expense

     Lynch Systems, a 100% wholly-owned subsidiary of the Company, is engaged in the manufacture and marketing of glass-forming machines and specialized manufacturing machines. Certain sales contracts require an advance payment (usually 30% of the contract price) which is accounted for as a customer advance. The contractual sales prices are paid either (i) as the manufacturing process reaches specified levels of completion or (ii) based on the shipment date or (iii) negotiated terms of sale. Guarantees by letter of credit from a qualifying financial institution are required for most sales contracts. Because of the specialized nature of these machines and the period of time needed to complete production and shipping, Lynch Systems accounts for these contracts using the percentage-of-completion accounting method as costs are incurred compared to total estimated project costs (cost-to-cost basis). At March 31, 2005 and December 31, 2004, unbilled accounts receivable were $3.3 million and $2.5 million, respectively.

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

(in thousands)
Balance, December 31, 2004	$466
Warranties issued during the period	18
Settlements made during the period	(68)
Changes in liabilities for pre-existing warranties during the period, including expirations	—

Balance, March 31, 2005	$416

J. Earnings Per Share and Stockholders’ Equity

     The Company’s basic and diluted earnings per share are equivalent as the options issued in May 2002 to purchase 228,000 shares of the Company’s common stock were anti-dilutive throughout 2003 and 2004.

     On March 24, 2005, the Board of Directors approved, subject to shareholder approval at the May 2005 Annual Meeting, amendments to the 2001Equity Incentive to increase the total number of shares of the Company’s Common Stock available for issuance from 300,000 to 600,000 shares and to add provisions that require terms and conditions of awards to comply with section 409A of the Internal Revenue Code of 1986.

     On May 2, 2002, the Company’s shareholders approved the 2001 Equity Incentive Plan and the issuance of up to 300,000 options to purchase shares of Company common stock to certain employees of the Company, of which 228,000 options were granted (subject to shareholder approval) at $17.50 per share on December 10, 2001. Shareholders’ approval was obtained on May 2, 2002. These options have lives of five to ten years. As of March 31, 2005, 180,000 of these options are fully vested. During the first quarter 2005, 44,000 options were cancelled.

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

	Three Months Ended
	March 31,
	2005	2004
	(in thousands, except share amounts)

Net income (loss) as reported	$50	$(808)
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effect	—	(39)

Pro-forma net income (loss)	$50	$(847)

Basic & diluted income (loss) per share:
As reported	$0.03	$(0.54)
Pro forma	$0.03	$(0.57)

     The net income (loss) as reported in each period did not include any stock-based compensation.

K. Accumulated Other Comprehensive Income (Loss)

     Total comprehensive income was $493,000 in the three months ended March 31, 2005, compared to a total comprehensive loss of $222,000 in the three months ended March 31, 2004. “Other” comprehensive income, resulting from unrealized gains on available for sale securities included in total comprehensive income was $422,000 in the three months ended March 31, 2005 and $586,000 in the three months ended March 31, 2004.

	Three Months Ended
	March 31,
	2005	2004

Net income (loss) as reported	$50	$(808)
Foreign currency translation	21	—
Unrealized gain on available for sale securities	422	586

Total comprehensive income (loss)	$493	$(222)

The components of accumulated other comprehensive income (loss), net of related tax, at March 31, 2005 and December 31, 2004, and March 31, 2004 are as follows:

	March 31,	December 31,	March 31,
	2005	2004	2004

Balance beginning of period	$849	$291	$291
Foreign currency translation..........................................	21	14	—
Unrealized gain (loss) on available for-sale securities	422	544	586

Accumulated other comprehensive income	$1,292	$849	$877

L. Segment Information

     The Company has two reportable business segments: 1) glass manufacturing equipment business, which represents the operations of Lynch Systems, and 2) frequency control devices (quartz crystals and oscillators) that represents products manufactured and sold by MtronPTI. The Company’s foreign operations in Hong Kong and India exist under MtronPTI.

     Operating profit (loss) is equal to revenues less operating expenses, excluding investment income, interest expense, and income taxes. The Company allocates a negligible portion of its general corporate expenses to its operating segments. Such allocation was $125,000 and $87,500 in the first three months of 2005 and 2004, respectively. Identifiable assets of each industry segment are the assets used by the segment in its operations excluding general corporate assets. General corporate assets are principally cash and cash equivalents, short-term investments and certain other investments and receivables.

	Three Months Ended March 31,
	2005	2004
Revenues
Glass manufacturing equipment — USA	$450	$152
Glass manufacturing equipment — Foreign	1,761	2,147

Total Glass manufacturing equipment	2,211	2,299

Frequency control devices — USA	4,854	2,137
Frequency control devices — Foreign	3,530	2,376

Total Frequency control devices	8,384	4,513

Consolidated total revenues	$10,595	$6,812

Operating Profit (Loss)
Glass manufacturing equipment	$74	$(392)
Frequency control devices	579	62

Total manufacturing	653	(330)

Unallocated Corporate expense	(426)	(433)

Consolidated total operating profit (loss)	$227	$(763)

Other Profit (Loss)
Investment income	10	4
Interest expense	(185)	(51)
Other income (expense)	3	27

Consolidated total profit (loss) before taxes	$55	$(783)

Capital Expenditures
Glass manufacturing equipment	$12	3
Frequency control devices	18	66
General Corporate	1	—

Consolidated total capital expenditures	$31	$69

Total Assets
Glass manufacturing equipment	$11,613	$10,317
Frequency control devices	17,281	8,176
General Corporate	5,510	3,018

Consolidated total assets	$34,404	$21,511

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

In re: Spinnaker Coating, Inc., Debtor/PACE Local 1-1069 v. Spinnaker Coating, Inc., and Lynch Corporation, U.S. Bankruptcy Court, District of Maine, Chapter 11, Adv. Pro. No. 02-2007, PACE Local 1-1069 v. Lynch Corporation and Lynch Systems, Inc. Cumberland County Superior Court, CV-2001-00352; and Maine Supreme Judicial Court, Law Docket No. CUM-04-682

     On or about June 26, 2001, in anticipation of the July 15, 2001 closure of Spinnaker’s Westbrook, Maine facility, Plaintiff PACE Local 1-1069 (“PACE”) filed a three count complaint in Cumberland County Superior Court, CV-2001-00352 naming the following Defendants: Spinnaker Industries, Inc., Spinnaker Coating, Inc., and Spinnaker Coating-Maine, Inc. (collectively, the “Spinnaker Entities”) and the Company. The complaint alleged that under Maine’s Severance Pay Act both the Spinnaker Entities and the Company would be liable to pay approximately $1,166,000 severance pay under Maine’s Severance Pay Act in connection with the plant closure. Subsequently, the Spinnaker Entities filed for relief under Chapter 11 of the Bankruptcy Code and the action proceeded against the Company on the issue of whether the Company has liability to PACE’s members under the Maine Severance Pay Act.

     In 2002, both PACE and the Company moved for summary judgment in the action. On July 28, 2003, the Court issued an order denying the Company’s motion, finding that there remained a disputed issue of material fact regarding one of the Company’s primary defenses. The Court granted partial summary judgment in favor of PACE to the extent that the Court found that the Company was the Spinnaker Entities “parent corporation” and, therefore, the Company was an “employer” subject to potential liability under Maine’s Severance Pay Act.

     On November 3, 2004, the Court held that the Spinnaker Entities’ bankruptcy did not prevent the award of severance pay under the statute. The Court granted summary judgment to PACE on the second count of its complaint based on its earlier ruling that the Company was the parent corporation of the Spinnaker Entities. The Court also issued a separate order that related to the calculation of damages, largely agreeing with the Company on the appropriate method of calculating damages and awarded PACE $653,018 (subsequently modified to $656,020) in severance pay, which is approximately one-half the amount claimed by PACE. The Court rejected PACE’s claim for pre-judgment interest, but granted its request for attorney fees.

     Both PACE and the Company have appealed to the Maine Supreme Judicial Court. The Company filed its brief on April 4, 2005. PACE is due to file its brief on or before May 18, 2005. The Maine Supreme Court has not yet scheduled oral argument. Management does not believe that the resolution of this case will have a material adverse effect on the Company’s consolidated financial condition and operations.

Qui Tam Lawsuit

     The Company, Lynch Interactive and numerous other parties have been named as defendants in a lawsuit brought under the so-called “qui tam” provisions of the federal False Claims Act in the United States District Court for the District of Columbia. The complaint was filed under seal with the court on February 14, 2001, and the seal was lifted on January 11, 2002. The Company was formally served with the complaint on July 9, 2002. The main allegation in the case is that the defendants participated in the creation of “sham” bidding entities that allegedly defrauded the United States Treasury by improperly participating in Federal Communications Commission (“FCC”) spectrum auctions restricted to small businesses, as well as obtaining bidding credits in other spectrum auctions allocated to “small” and “very small” businesses. While the lawsuit seeks to recover an unspecified amount of damages, which would be subject to mandatory trebling under the statute, a document filed by the relator (a private party that filed the action on behalf of the United States) discloses an initial computation of damages of not less than $88 million resulting from bidding credits awarded defendants in FCC auctions and $120 million of unjust enrichment through the disposition of licenses obtained in FCC auctions. Later computations have increased this amount. Lynch Interactive has stated that the bidding credits the defendants received were considerably less than the $88 million amount reported. On September 30, 2003, the Court granted Lynch Interactive’s motion to transfer the action to the Southern District of New York.

     On September 14, 2004, the Court issued a ruling denying defendants’ motion to refer the issues in the action to the FCC. In December 2004, the defendants filed a motion in the United States District Court for the

District of Columbia to compel the FCC to provide information subpoenaed by them in order to conduct their defense. This motion was denied on May 5, 2005 and the defendants are considering appropriate responses. In the mean-time, pre-trial discovery continues.

     The U. S. Department of Justice has notified the Court that is has declined to intervene in the case. The Defendants strongly believe that the action is completely without merit and that the relator’s damage computation is without basis, and are vigorously defending it. Under the separation agreement between the Company and Lynch Interactive pursuant to which Lynch Interactive was spun-off to the Company’s shareholders on September 1, 1999, Lynch Interactive would be obligated to indemnify the Company for any losses or damaged incurred by the Company as a result of this action. Lynch Interactive has agreed in writing to defend the case on the Company’s behalf and to indemnify the Company for any losses it may incur. Lynch Interactive has retained legal counsel to defend the claim on behalf of the Company and Lynch Interactive at the expense of Lynch Interactive. Nevertheless, the Company cannot predict the ultimate outcome of the litigation, nor can the Company predict the effect that the lawsuit or its outcome will have on the Company’s business or plan of operation.

N. Income Taxes

     The Company files consolidated federal income tax returns. The Company has approximately $4,200,000 net operating loss (“NOL”) carry-forward as of March 31, 2005. This NOL expires in 2026 if not utilized prior to that date.

O. Guarantees

     The Company presently guarantees (unsecured) the SunTrust Bank loans of its subsidiary, Lynch Systems. The Company presently guarantees (unsecured) the First National Bank of Omaha loans of its subsidiary, MtronPTI, and has guaranteed a Letter of Credit issued to the First National Bank of Omaha on behalf of its subsidiary, MtronPTI (see Note H — “Indebtedness Debt”). As of March 31, 2005, there was a $1,980,000 obligation to the SunTrust Bank. As of March 31, 2005, the $1,000,000 Letter of Credit issued by Bank of America to The First National Bank of Omaha was secured by a $1,000,000 deposit at Bank of America. (See Note E — “Restricted Cash”, also see “subsequent events”.)

     There were no other financial, performance, indirect guarantees or indemnification agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

     The Company has identified the accounting policies listed below that we believe are most critical to our financial condition and results of operations, and that require management’s most difficult, subjective and complex judgments in estimating the effect of inherent uncertainties. This section should be read in conjunction with Note 1 to the Consolidated Financial Statements, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which includes other significant accounting policies.

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

Inventory Valuation

     Inventories are stated at the lower of cost or market value. Inventories valued using the last-in, first-out (LIFO) method comprised approximately 56% and 47% of consolidated inventories at March 31, 2005 and December 31, 2004, respectively. The balance of inventories are valued using the first-in-first-out (FIFO) method. If actual market conditions are more or less favorable than those projected by management, including the demand for our products, changes in technology, internal labor costs and the costs of materials, adjustments may be required.

Revenue Recognition and Accounting for Long-Term Contracts

     Revenues, with the exception of certain long-term contracts discussed below, are recognized upon shipment when title passes. Shipping costs are included in manufacturing cost of sales.

     Lynch Systems, a 100% owned subsidiary of the Company, is engaged in the manufacture and marketing of glass-forming machines and specialized manufacturing machines. Certain sales contracts require an advance payment (usually 30% of the contract price) which is accounted for as a customer advance. The contractual sales prices are paid either (i) as the manufacturing process reaches specified levels of completion; or (ii) based on the shipment date; or (iii) negotiated terms of sale. Guarantees by Letter of Credit from a qualifying financial institution are required for most sales contracts. Because of the specialized nature of these machines and the period of time needed to complete production and shipping, Lynch Systems accounts for these contracts using the percentage-of-completion accounting method as costs are incurred compared to total estimated project costs (cost-to-cost basis). At March 31, 2005, and December 31, 2004, unbilled accounts receivable were $3.3 and $2.5 million respectively.

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

(in thousands)
Balance, December 31, 2004	$466
Warranties issued during the period	18
Settlements made during the period	(68)
Changes in liabilities for pre-existing warranties during the period, including expirations	—

Balance, March 31, 2005	$416

Results of Operations

First Quarter 2005 Compared to First Quarter 2004

Consolidated Revenues and Gross Margin

     Consolidated revenues increased $3.8 million, or 56%, to $10.6 million for the three month period ended March 31, 2005 from $6.8 million for the comparable period in 2004. The increase came from MtronPTI, including the contribution of the PTI acquisition, and was partially offset by slightly lower revenues at Lynch Systems.

     Revenues at MtronPTI increased by $3.9 million, or 86%, to $8.4 million for the three month period ended March 31, 2005 from $4.5 million for the comparable period in 2004. The increase was primarily due to the contribution of the PTI acquisition and revenue growth in the Far East.

     Revenues at Lynch Systems declined by $0.1 million, or 4%, to $2.2 million for the three month period ended March 31, 2005 from $2.3 million for the comparable period in 2004. This decrease was primarily due to less revenue for glass press machines.

     The consolidated gross margin as a percentage of revenues for the three month period ended March 31, 2005 increased significantly to 30.9%, compared to 22.2% for the comparable period in 2004. Both MtronPTI and Lynch Systems experienced higher margins as compared to the comparable period in 2004..

     MtronPTI’s gross margin as a percentage of revenues for the three month period ended March 31, 2005, increased to 29.8% from 23.3% for the comparable period in 2004. The sales improvement at Mtron and the contribution from PTI, combined with selective price increases and operational efficiencies resulted in the improved gross margin rates.

     Lynch Systems’ gross margin as a percentage of revenues for the three month period ended March 31, 2005, increased to 35.1% from 20.0% in the comparable period in 2004. This increase was primarily due to favorable product mix.

Operating Profit (Loss)

     Operating profit increased $990,000, or 130%, to $227,000 for the three month period ended March 31, 2005 from an operating loss of $763,000 for the comparable period in 2004. The improvement came from both MtronPTI and Lynch Systems.

     Operating profit at MtronPTI increased $517,000, or 834%, to $579,000 for the three month period ended March 31, 2005 from $62,000 for the comparable period in 2004. The operating profit improvement was primarily due to the 86% sales increase and improvements in gross margin, which was partially offset by higher operating expenses resulting from the addition of PTI.

     Operating profit at Lynch Systems increased $466,000, or 119%, to $74,000 for the three month period ended March 31, 2005 from an operating loss of $392,000 for the comparable period in 2004. The operating profit improvement was primarily due to higher gross margin and lower operating expenses.

     Corporate expenses for the three month period ended March 31, 2005, were $426,000, approximately the same as the comparable period in 2004. Lower compensation costs in 2005 were partially offset by higher audit fees.

Other Income (Expense), Net

     Investment income increased $6,000 to $10,000 for the three month period ended March 31, 2005 from $4,000 for the comparable period in 2004.

     Interest expense increased $134,000 to $185,000 for the three month period ended March 31, 2005 from $51,000 for the comparable period in 2004 primarily due to increase in debt resulting from acquisition of PTI and borrowing at Lynch Systems.

     Other income decreased $24,000 to $3,000 for the three month period ended March 31, 2005 from $27,000 for the comparable period in 2004.

Income Taxes

     The Company files consolidated federal income tax returns, which includes all subsidiaries.

     The first quarter 2005 income tax provision included federal, as well as state, local, and foreign taxes. There was no federal tax benefit in the first quarter of 2005 as a result of net operating losses (“NOL’s”) because the Company had previously been refunded all taxes in its carry-back period and there is uncertainty regarding the utilization of the NOL carry-forward.

Net Income (Loss)

     Net income for the three month period ended March 31, 2005 was $50,000 compared to a net loss of $808,000 in the three month period ended March 31, 2004. As a result, fully diluted income per share was $0.03 for the three month period ended March 31, 2005 compared to a loss of $0.54 per share for the three month period ended March 31, 2004.

Backlog/New Orders

     Total backlog of manufactured products at March 31, 2005 was $18.1 million, a $0.5 million improvement over the backlog at December 31, 2004, and $12.0 million more than the backlog at March 31, 2004.

     MtronPTI had backlog orders of $8.1 million at March 31, 2005 compared to $7.6 million at December 31, 2004 and $3.9 million at March 31, 2004. Backlog increased from March of 2004 primarily due to the addition of backlog attributable to PTI.

     Lynch Systems had backlog orders of $10.0 million at March 31, 2005 compared to $9.9 million at December 31, 2004 and $2.2 million at March 31, 2004. Backlog increased from March of 2004 due to new orders from television and tableware manufacturers. Most of the backlog is scheduled to be delivered in 2005.

Financial Condition

     At March 31, 2005, the Company has current assets of $25.6 million and current liabilities of $21.0 million. At March 31, 2005, working capital was $4.6 million, compared to $4.1 million at December 31, 2004 and $7.5 million at March 31, 2004. The ratio of current assets to current liabilities was 1.22 to 1.00 at March 31, 2005; 1.19 to 1.00 at December 31, 2004; and 1.75 to 1.00 ratio at March 31, 2004.

     Cash provided by operating activities was approximately $0.1 million in the first three months of 2005 compared to cash provided by operating activities of approximately $1.7 million in the first three months of 2004. The year to year unfavorable change in operating cash flow of $1.6 million was primarily the result of a reduction in unbilled accounts receivable in the first three months of 2004 of $2.4 million. Capital expenditures were $31,000 in the first three months of 2005, compared to $69,000 in the first three months of 2004..

     At March 31, 2005, the Company’s total cash, cash equivalents and investments in marketable securities (before margin liability) total $7.4 million (including $1.0 million of restricted cash).

     Total debt of $12.1 million at March 31, 2005 was $0.4 million less than the amount outstanding at December 31, 2004 and $8.5 million more than the debt at March 31, 2004. Debt outstanding at March 31, 2005 included $1.3 million of fixed rate debt at an average interest rate of 4.4%, and $10.8 million of variable rate debt at an average interest rate of 5.7%.

     Lynch Systems’ SunTrust Bank loan matures May 31, 2005. Lynch Systems is currently in discussions with the bank. If Lynch Systems is unable to renew this agreement it will have to obtain new financing, however, there can be no assurances that such financing will be available. This lender has provided a $7 million line-of-credit which can be used entirely for stand-by Letters of Credit or up to $4 million for domestic revolving credit within the credit line. This loan includes an unsecured parent company guarantee. At March 31, 2005, there were outstanding Letters of Credit of $2,442,000 and borrowings of $1,980,000 under the working capital line.

     In connection with the completion of the acquisition of PTI, on October 14, 2004, M-tron and PTI, each wholly-owned subsidiaries of Lynch Corporation, entered into a Loan Agreement with First National Bank of Omaha. The Loan Agreement provides for loans in the amounts of $2,000,000 (the “Term Loan”) and $3,000,000 (the “Bridge Loan”), together with a $5,500,000 Revolving Line of Credit (the “Revolving Loan”). The Term Loan bears interest at the greater of prime rate plus 50 basis points, or 4.5%, and is to be repaid in monthly installments of $37,514, with the then remaining principal balance plus accrued interest to be paid on the third anniversary of the Loan Agreement. The Bridge Loan bears interest at the same rate as the Term Loan. Accrued interest thereon is payable monthly and the principal amount thereof, together with accrued interest, is payable on the first anniversary of the Loan Agreement. The Revolving Loan bears interest at the greater of prime rate or 4.5%. On April 21, 2005, MtronPTI’s long-time lending bank, First National Bank of Omaha, granted an extension on its revolving loan until June 30, 2005. MtronPTI intends to renew the loan. Amounts outstanding are to be repaid, together with accrued interest, on June 30, 2005. All outstanding obligations under the Loan Agreement are collateralized by security interests in the assets of M-tron and PTI, as well as by a mortgage on PTI’s premises. The Loan Agreement contains a variety of affirmative and negative covenants of types customary in an asset-based lending facility. The Loan Agreement also contains financial covenants relating to maintenance of levels of minimal tangible net worth and working capital, and current, leverage and fixed charge ratios, restricting the amount of capital expenditures. At March 31, 2005, the Company was in violation of certain of its financial covenants for which it received a waiver from one of the Banks and is in discussions with the other.

     Pursuant to an Unconditional Guaranty for Payment and Performance, the Company has guaranteed to First National Bank of Omaha the payment and performance of its subsidiaries’ obligations under the Loan Agreement and ancillary agreements and instruments. The Company has guaranteed a Letter of Credit issued to the First National Bank of Omaha on behalf of its subsidiary, MtronPTI. As of March 31, 2005, the $1,000,000 Letter of Credit issued by Bank of America to The First National Bank of Omaha was secured by a $1,000,000 deposit at Bank of America.

     On May 14, 2004, MtronPTI and First National Bank of Omaha also entered into a new term loan arrangement in the amount of $1,200,000. A portion of the proceeds from this new term loan were used to pay off the term loan that had a September 2004 maturity date. This new loan has an April 30, 2007 maturity date and bears interest at the bank’s base rate plus 0.50%. $743,000 is outstanding on the new loan as of September 30, 2004. This loan is secured by the August 31, 2001 loan agreement and $1,000,000 Letter of Credit dated September 9, 2002 issued by Bank of America on behalf of Lynch.

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

     The Company does not, at present, have credit facilities at the parent company level. In order to meet the on-going working capital and capital expenditure requirements, the Company will need to extend its existing lines of credit or obtain new financing, however, there can be no assurance that such financing will be available.

Adoption of Accounting Pronouncements

     On December 14, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “State Based Payment” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95 “Statement of Cash Flows”. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants to employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative.

     On April 14, 2005, the Securities and Exchange Commission announced that it would provide for a phased-in implementation process for SFAS No. 123R. This ruling effectively delayed the Company’s adoption of the standard until the first quarter of 2006. The Company will continue to evaluate the provisions of SFAS No. 123R to determine its impact on its financial condition and results of operations.

Off-Balance Sheet Arrangements

     Aside from the Company’s stand-by Letter of Credit in the amount of $1,000,000, the Company does not have any off-balance sheet arrangements.

Aggregate Contractual Obligations

     Details of the Company’s contractual obligations for short-term debt, long-term debt, leases, purchases and other long term obligations as of March 31, 2005 are as follows:

	Payments Due by Period - Including Interest (In Thousands)
		Less Than	1 - 3	3 - 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Short-term Debt (Revolving Credit)	$5,646	$5,646	—	—	—
Long-term Debt Obligations	7,343	4,145	2,912	217	69
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	313	176	123	14	—
Purchase Obligations	—	—	—	—	—
Other Long-term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—
TOTAL	$13,302	$9,967	$3,035	$231	$69

Market Risk

     The Company is exposed to market risk relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amounts of interest earned on the Company’s cash equivalents and short-term investments (approximately $3.4 million at March 31, 2005). The Company generally finances the debt portion of the acquisition of long-term assets with fixed rate, long-term debt. The Company does not use derivative financial instruments for trading or speculative purposes. Management does not foresee any significant changes in the strategies used to manage interest rate risk in the near future, although the strategies may be reevaluated as market conditions dictate. There has been no significant change in market risk since March 31, 2005.

     Since the Company’s international sales are in U.S. Dollars, there is no monetary risk.

     At March 31, 2005, approximately $10.8 million of the Company’s debt bears interest at variable rates. Accordingly, the Company’s earnings and cash flows are only slightly affected by changes in interest rates. Assuming the current level of borrowings for variable rate debt, and assuming a two percentage point increase in the 2005 average interest rate under these borrowings, it is estimated that the Company’s interest expense would change by approximately $0.2 million. In the event of an adverse change in interest rates, management would take actions to further mitigate its exposure.

Subsequent Events

     Venator Merchant Fund, L.P., a Delaware limited partnership (“Venator”), made a loan to the Company in the amount of $700,000. The company’s obligation to repay Venator is evidenced by a Promissory Note dated May 12, 2005. The company is to pay Venator the principal sum of $700,000 on September 11, 2005, or within seven days after demand by Venator is made. The company is also to pay interest on the unpaid principal amount, together with payment of principal on the Maturity Date, at the rate of 6% per annum.

     The Note contains covenants restricting the use of the proceeds of the Loan as follows: (a) up to $250,000 are to be used for open market purchases of Registrant’s common stock; and (b) the balance is to be used for working capital and general corporate purposes, including, without limitation for legal and accounting accruals and corporate accruals and expenses.

     Under the terms of the Note, the Company must prepay the Promissory Note to the extent of the net proceeds of any sale of its equity or debt securities. The Note also provides for certain events of default that could accelerate the date on which payment of the Note is to be made.

     Venator is an investment limited partnership controlled by the Company’s Chairman of the Board, Marc Gabelli, and is the beneficial owner of approximately 20% of the Company’s outstanding common stock.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In re: Spinnaker Coating, Inc., Debtor/PACE Local 1-1069 v. Spinnaker Coating, Inc., and Lynch Corporation, U.S. Bankruptcy Court, District of Maine, Chapter 11, Adv. Pro. No. 02-2007, PACE Local 1-1069 v. Lynch Corporation and Lynch Systems, Inc. Cumberland County Superior Court, CV-2001-00352; and Maine Supreme Judicial Court, Law Docket No. CUM-04-682

     On or about June 26, 2001, in anticipation of the July 15, 2001 closure of Spinnaker’s Westbrook, Maine facility, Plaintiff PACE Local 1-1069 (“PACE”) filed a three count complaint in Cumberland County Superior Court, CV-2001-00352 naming the following Defendants: Spinnaker Industries, Inc., Spinnaker Coating, Inc., and Spinnaker Coating-Maine, Inc. (collectively, the “Spinnaker Entities”) and the Company. The complaint alleged that under Maine’s Severance Pay Act both the Spinnaker Entities and the Company would be liable to pay approximately $1,166,000 severance pay under Maine’s Severance Pay Act in connection with the plant closure. Subsequently, the Spinnaker Entities filed for relief under Chapter 11 of the Bankruptcy Code and the action proceeded against the Company on the issue of whether the Company has liability to PACE’s members under the Maine Severance Pay Act.

     In 2002, both PACE and the Company moved for summary judgment in the action. On July 28, 2003, the Court issued an order denying the Company’s motion, finding that there remained a disputed issue of material fact regarding one of the Company’s primary defenses. The Court granted partial summary judgment in favor of PACE to the extent that the Court found that the Company was the Spinnaker Entities “parent corporation” and, therefore, the Company was an “employer” subject to potential liability under Maine’s Severance Pay Act.

     On November 3, 2004, the Court held that the Spinnaker Entities’ bankruptcy did not prevent the award of severance pay under the statute. The Court granted summary judgment to PACE on the second count of its complaint based on its earlier ruling that the Company was the parent corporation of the Spinnaker Entities. The Court also issued a separate order that related to the calculation of damages, largely agreeing with the Company on the appropriate method of calculating damages and awarded PACE $653,018 (subsequently modified to $656,020) in severance pay, which is approximately one-half the amount claimed by PACE. The Court rejected PACE’s claim for pre-judgment interest, but granted its request for attorney fees.

     Both PACE and the Company have appealed to the Maine Supreme Judicial Court. The Company filed its brief on April 4, 2005. PACE is due to file its brief on or before May 18, 2005. The Maine Supreme Court has not yet scheduled oral argument. Management does not believe that the resolution of this case will have a material adverse effect on the Company’s consolidated financial condition and operations.

Qui Tam Lawsuit

     The Company, Lynch Interactive and numerous other parties have been named as defendants in a lawsuit brought under the so-called “qui tam” provisions of the federal False Claims Act in the United States District Court for the District of Columbia. The complaint was filed under seal with the court on February 14, 2001, and the seal was lifted on January 11, 2002. The Company was formally served with the complaint on July 9, 2002. The main allegation in the case is that the defendants participated in the creation of “sham” bidding entities that allegedly defrauded the United States Treasury by improperly participating in Federal Communications Commission (“FCC”) spectrum auctions restricted to small businesses, as well as obtaining bidding credits in other spectrum auctions allocated to “small” and “very small” businesses. While the lawsuit seeks to recover an unspecified amount of damages, which would be subject to mandatory trebling under the statute, a document filed by the relator (a private party that filed the action on behalf of the United States) discloses an initial computation of damages of not less than $88 million resulting from bidding credits awarded defendants in FCC auctions and $120 million of unjust enrichment through the disposition of licenses obtained in FCC auctions. Later computations have increased this amount. Lynch Interactive has stated that the bidding credits the defendants received were considerably less than the $88 million amount reported. On September 30, 2003, the Court granted Lynch Interactive’s motion to transfer the action to the Southern District of New York.

     On September 14, 2004, the Court issued a ruling denying defendants’ motion to refer the issues in the action to the FCC. In December 2004, the defendants filed a motion in the United States District Court for the District of Columbia to compel the FCC to provide information subpoenaed by them in order to conduct their defense. This motion was denied on May 5, 2005 and the defendants are considering appropriate responses. In the mean-time, pre-trial discovery continues.

     The U. S. Department of Justice has notified the Court that is has declined to intervene in the case. The Defendants strongly believe that the action is completely without merit and that the relator’s damage computation is without basis, and are vigorously defending it. Under the separation agreement between the Company and Lynch Interactive pursuant to which Lynch Interactive was spun-off to the Company’s shareholders on September 1, 1999, Lynch Interactive would be obligated to indemnify the Company for any losses or damaged incurred by the

Company as a result of this action. Lynch Interactive has agreed in writing to defend the case on the Company’s behalf and to indemnify the Company for any losses it may incur. Lynch Interactive has retained legal counsel to defend the claim on behalf of the Company and Lynch Interactive at the expense of Lynch Interactive. Nevertheless, the Company cannot predict the ultimate outcome of the litigation, nor can the Company predict the effect that the lawsuit or its outcome will have on the Company’s business or plan of operation.

Item 6. Exhibits

Exhibits filed herewith:

10.1	Form of Indemnification Agreement dated as of February 28, 2005 by and between Lynch Corporation and its executive officers.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYNCH CORPORATION (Registrant)
May 16, 2005	By:	/s/ EUGENE HYNES
Eugene Hynes
Principal Financial Officer

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