Form 10-Q
period 2005-06-30
LYNCH CORP
filed 2005-08-11
CIK 61004

                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the quarterly period ended June 30, 2005

                                       or

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
--------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

                                 (203) 622-1150
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

--------------------------------------------------------------------------------
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

Yes |X|   No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]   No |X|

Indicate the number of shares outstanding of each of the Registrant's classes of
Common Stock, as of the latest practical date.

        CLASS                               Outstanding At June 30, 2005
-------------------------------             -------------------------------
Common Stock, $0.01 par value                     1,624,926

                                      INDEX

                       LYNCH CORPORATION AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Financial Condition and

PART 1 -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                                                 LYNCH CORPORATION AND SUBSIDIARIES
                                                 ----------------------------------
                                              CONSOLIDATED BALANCE SHEETS -- UNAUDITED
                                              ----------------------------------------
                                                (In Thousands, Except Share Amounts)

                                                                                          June 30,         December 31,
                                                                                            2005             2004 (A)
                                                                                       -----------       ----------
ASSETS
Current Assets
  Cash and cash equivalents.....................................................       $     1,067       $    2,580
  Restricted cash (Note E)......................................................             1,000            1,125
  Investments - marketable securities (Note F)..................................             3,842            3,609
  Accounts receivable, less allowance for doubtful accounts of $91 and $92,
   respectively....................                                                          9,392            6,360
  Unbilled accounts receivable..................................................             3,520            2,507
  Inventories (Note G)..........................................................             6,892            7,852
  Deferred income taxes.........................................................               413              111
  Prepaid expense...............................................................               536              626
                                                                                       -----------       ----------
      Total Current Assets......................................................            26,662           24,770
Property, Plant and Equipment
  Land..........................................................................               800              871
  Buildings and improvements....................................................             5,606            5,811
  Machinery and equipment.......................................................            14,224           14,443
                                                                                       -----------       ----------
                                                                                            20,630           21,125
  Less: accumulated depreciation................................................           (13,274)         (12,669)
                                                                                       -----------       ----------
                                                                                             7,356            8,456
  Other assets..................................................................               599              657
                                                                                       -----------       ----------
      Total Assets..............................................................       $    34,617       $   33,883
                                                                                       ===========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable (Note H)........................................................       $     5,186       $    5,557
  Trade accounts payable........................................................             3,334            2,667
  Accrued warranty expense (Note I).............................................               450              466
  Accrued compensation expense..................................................             1,170            1,101
  Accrued income taxes..........................................................             1,314              966
  Accrued professional fees.....................................................               352              534
  Margin liability on marketable securities.....................................             1,565            1,566
  Other accrued expenses........................................................             1,149            1,139
  Commitments and contingencies (Note M)........................................               761              775
  Customer advances.............................................................             1,172            2,115
  Current maturities of long-term debt (Note H).................................             4,153            3,842
                                                                                       -----------       ----------
      Total Current Liabilities.................................................            20,606           20,728
Long-term debt (Note H).........................................................             2,413            3,162
                                                                                       -----------       ----------
      Total Liabilities.........................................................            23,019           23,890
Shareholders' Equity
  Common stock, $0.01 par value - 10,000,000 shares authorized; 1,649,834
    shares issued; 1,624,926 shares outstanding.................................                16               16
  Additional paid-in capital....................................................            17,404           17,404
  Accumulated deficit...........................................................            (6,385)          (7,786)
  Accumulated other comprehensive income (Note K)...............................             1,116              849
  Treasury stock, at cost, of 24,908 and 17,708 shares, respectively............              (553)            (490)
                                                                                       -----------       ----------
      Total Shareholders' Equity................................................            11,598            9,993
                                                                                       -----------       ----------
      Total Liabilities and Shareholders' Equity................................       $    34,617       $   33,883
                                                                                       ===========       ==========

(A) The Balance  Sheet at December  31, 2004 has been  derived  from the audited financial  statements at that date, but does not include all of the  information and footnotes required by accounting principles generally accepted in the United
States for complete financial statements.

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                                                 LYNCH CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS -- UNAUDITED
                                                (In Thousands, Except Share Amounts)

                                                                      Three Months Ended                       Six Months Ended
                                                                           June 30,                                June 30,
                                                               ------------------------------        ------------------------------
                                                                    2005               2004               2005                2004
                                                               -----------        -----------        -----------        -----------

SALES AND REVENUES .....................................       $    14,913        $     6,736        $    25,508        $    13,548
Cost and expenses:
  Manufacturing cost of sales ..........................             9,401              4,750             16,719             10,050
  Selling and administrative ...........................             3,511              2,028              6,561              4,303
  Lawsuit settlement provision (Note M) ................              --                  425               --                  425
                                                               -----------        -----------        -----------        -----------
OPERATING PROFIT (LOSS) ................................             2,001               (467)             2,228             (1,230)
Other income (expense):
  Investment income ....................................                 7                  4                 17                  8
  Interest expense .....................................              (208)               (62)              (393)              (113)
  Other income .........................................                77                 (5)                80                 22
                                                               -----------        -----------        -----------        -----------
                                                                      (124)               (63)              (296)               (83)
                                                               -----------        -----------        -----------        -----------
INCOME (LOSS) BEFORE INCOME TAXES ......................             1,877               (530)             1,932             (1,313)
Provision for income taxes .............................              (526)               (30)              (531)               (55)
                                                               -----------        -----------        -----------        -----------
NET INCOME (LOSS) ......................................       $     1,351        $      (560)       $     1,401        $    (1,368)
                                                               ===========        ===========        ===========        ===========
Weighted average shares outstanding ....................         1,630,539          1,495,500          1,631,333          1,496,300
                                                               -----------        -----------        -----------        -----------
BASIC AND DILUTED INCOME (LOSS) PER
  SHARE: ...............................................       $      0.83        $     (0.37)       $      0.86        $     (0.91)
                                                               ===========        ===========        ===========        ===========

     o    Effective  September  30,  2004,  the  Company  acquired,  through its subsidiary M-tron Industries,  Inc., 100% of the common stock of Piezo
          Technology,  Inc. (See Note D to the Condensed  Consolidated Financial
          Statements.)  The three  month and six month  results  for the  period ending June 30, 2004 do not include Piezo Technology, Inc.

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                                                 LYNCH CORPORATION AND SUBSIDIARIES
                                                 ----------------------------------
                                          CONSOLIDATED STATEMENT OF CASH FLOWS -- UNAUDITED
                                          -------------------------------------------------
                                                           (In Thousands)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                  -----------------------
                                                                                       2005         2004
                                                                                  ----------   ----------

OPERATING ACTIVITIES
Net income (loss)...............................................................     $ 1,401   $   (1,368)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation....................................................................         640          428
Amortization of definite-lived intangible assets................................          44          123
Gain on sale of fixed assets....................................................         (69)           -
Lawsuit settlement provision (Note M)                                                      -          425
Changes in operating assets and liabilities:
  Receivables...................................................................      (4,045)       2,094
  Inventories...................................................................         960       (1,104)
  Accounts payable and accrued liabilities......................................         882          (98)
  Other assets/liabilities......................................................        (729)           3
                                                                                  ----------   ----------
Net cash provided by operating activities.......................................        (916)         503
                                                                                  ----------   ----------

INVESTING ACTIVITIES
Capital expenditures............................................................        (191)        (184)
Restricted cash.................................................................         125            -
Purchase of marketable securities...............................................           -         (754)
Proceeds from sale if fixed assets..............................................         307            -
Payment on margin liability on marketable securities............................           -         (300)
                                                                                  ----------   ----------
Cash provided by (used in) investing activities.................................         241       (1,238)
                                                                                  ----------   ----------

FINANCING ACTIVITIES
Net repayments of notes payable.................................................        (371)         (97)
Repayment of long-term debt.....................................................        (438)         (62)
Other...........................................................................                                                                    34                -
Purchase of treasury stock......................................................         (63)         (32)
                                                                                  ----------   ----------
Net cash used in financing activities...........................................        (832)        (191)
                                                                                  ----------   ----------
(Decrease) increase in cash and cash equivalents................................      (1,513)        (926)
Cash and cash equivalents at beginning of period................................       2,580        3,981
                                                                                  ----------   ----------
Cash and cash equivalents at end of period......................................  $    1,067   $    3,055
                                                                                  ==========   ==========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.   SUBSIDIARIES OF THE REGISTRANT

As of June 30, 2005, the Subsidiaries of the Registrant are as follows:

                                                Owned By Lynch
                                                --------------

Lynch Systems, Inc.............................    100.0%
M-tron Industries, Inc.........................    100.0%
   M-tron Industries, Ltd......................    100.0%
   Piezo Technology, Inc.......................    100.0%
      Piezo Technology India Private Ltd.......     99.9%

B.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally  accepted  accounting  principles for interim financial information and with the instructions to Form 10-Q and Article
10 of Regulation  S-X.  Accordingly,  they do not include all of the information and footnotes required by generally accepted accounting  principles for complete financial statements. In the opinion of management,  all adjustments (consisting of normal recurring accruals)  considered necessary for a fair presentation have been included.  Operating results for the three month and six month period ended
June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

C.   ADOPTION OF ACCOUNTING PRONOUNCEMENTS

     On December 14, 2004,  the Financial  Accounting  Standards  Board ("FASB")
issued  Statement of Financial  Accounting  Standards  ("SFAS") No. 123 (revised
2004), "Share Based Payment" ("SFAS 123R"), which is a revision of SFAS No. 123,
"Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123R supersedes APB
Opinion No. 25, "Accounting for Stock Issued to Employees",  and amends SFAS No.
95 "Statement of Cash Flows". Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However,  SFAS 123R requires all share-based payments  to  employees,  including  grants to  employee  stock  options,  to be recognized  in the  income  statement  based on  their  fair  values.  Pro-forma disclosure is no longer an alternative.

     On April 14, 2005, the Securities and Exchange Commission announced that it would  provide for a phased-in  implementation  process for SFAS No. 123R.  This ruling  effectively  delayed the  Company's  adoption of the standard  until the first quarter of 2006.  The Company will continue to evaluate the  provisions of
SFAS No. 123R to determine its impact on its financial  condition and results of operations.

     In November  2004,  the FASB issued  SFAS No.  151,  "INVENTORY  COSTS - AN
AMENDMENT OF ARB NO. 43". SFAS No. 151 is effective for inventory costs incurred during fiscal years  beginning  after June 15, 2005.  This Statement  amends the guidance  in ARB  No.  43,  Chapter  4,  "INVENTORY  PRICING",  to  clarify  the accounting  for abnormal  amounts of idle facility  expense,  freight,  handling costs, and wasted material (spoilage).  This Statement requires that those items be  recognized  as  current-period  charges  regardless of whether they meet the criterion of "so abnormal". In addition, this Statement requires that allocation of fixed production  overheads to the costs of conversion be based on the normal capacity of the  production  facilities.  The  adoption of this  standard is not expected to have a material impact on the Company's overall  financial  position or results of operations.

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

     The  following  is a  revised  allocation  of  the  purchase  price  to the estimated  fair value of assets  acquired  and  liabilities  assumed for the PTI acquisition.  The allocation is based on management's  estimates,  including the valuation  of  the  fixed  and  intangible  assets  by  independent  third-party appraisers.

                                                          (in thousands)
ASSETS:
-------
Cash.......................................................$  1,389
Accounts receivable........................................   1,565
Inventories................................................   2,485
Prepaid expenses and other current assets..................     853
Property and equipment.....................................   4,454
Intangible assets..........................................     627
Other assets...............................................     356
                                                           --------
Total assets acquired......................................$ 11,729
                                                           ========
LIABILITIES:
Accounts payable...........................................$    556
Accrued expenses...........................................   1,292
Debt assumed by the Company................................   1,145
Total liabilities assumed..................................   2,993
                                                           --------
Net Assets acquired........................................$  8,736
                                                           ========

     Although the Company is in the process of  finalizing  the  purchase  price accounting  and related  income tax  implications,  during the second quarter of
2005,  certain  adjustments  totaling  approximately  $400,000  were made to the acquired property and equipment.

     The  fair  market  value  of net  assets  acquired  in the PTI  acquisition exceeded the purchase  price,  resulting in negative  goodwill of  approximately
$4.4 million. In accordance with Statement of Financial Accounting Standards No.
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

E.   RESTRICTED CASH

     At June 30, 2005 and December  31,  2004,  the Company had $1.0 million and
$1.1 million,  respectively,  of Restricted Cash that secures a Letter of Credit issued by Bank of America to the First  National Bank of Omaha as collateral for its M-tron subsidiary's loans.

F.   INVESTMENTS

     The following is a summary of marketable  securities  (investments) held by the Company (in thousands):

                                               Gross       Gross      Estimated
                                             Unrealized  Unrealized     Fair
Equity Securities                  Cost         Gains      Losses       Value
--------------------------------- -------    ----------  ----------   ---------

June 30, 2005.................... $ 2,774     $  1,068       --        $ 3,842
December 31, 2004................ $ 2,774     $    835       --        $ 3,609

     The Company has a margin liability against this investment of $1,565,000 at
June 30, 2005 and of  $1,566,000 at December 31, 2004 which must be settled upon the  disposition of the related  securities  whose fair value is based on quoted market  prices.  The Company has designated  these  investments as available for
sale  pursuant  to  Statement  of  Financial   Accounting   Standards  No.  115,
"Accounting for Certain Investments in Debt and Equity Securities".

G.   INVENTORIES

     Inventories  are stated at the lower of cost or market  value.  At June 30,
2005, inventories were valued by two methods: last-in, first-out (LIFO) 52%, and first-in, first-out (FIFO) 48%. At December 31, 2004, inventories were valued by the same two methods: LIFO - 47%, and FIFO - 53%.

                                     June 30,  December 31,
                                       2005       2004
                                    -----------------------
                                       (in thousands)
Raw materials...................     $ 2,624     $ 2,308
Work in process.................       2,659       3,763
Finished goods..................       1,609       1,781
                                    --------     -------
  Total Inventories.............     $ 6,892     $ 7,852
                                    ========     =======

     Current costs exceed LIFO value of  inventories  by $851,000 and $1,110,000 at June 30, 2005 and December 31, 2004, respectively.

H.   INDEBTEDNESS

     Lynch Systems and MtronPTI  maintain  their own  short-term  line of credit facilities. In general, the credit facilities are secured by property, plant and equipment,  inventory,  receivables and common stock of certain subsidiaries and contain certain covenants  restricting  distributions to the Company.  The Lynch
Systems  credit  facility  includes  an  unsecured  parent  Company   guarantee.
MtronPTI's credit facility includes an unsecured parent Company guarantee and is supported by a $1.0  million  Letter of Credit that is secured by a $1.0 million deposit at Bank of America (see Note E - "Restricted Cash").

     On June 30, 2005, MtronPTI renewed its credit agreement with First National
Bank of Omaha  extending  the due date to May 31,  2006.  MtronPTI's  short-term credit  facility  totals $5.5  million,  of which $2.8 million was available for future borrowings.  MtronPTI's $3.0 million bridge loan from First National Bank of Omaha is scheduled to mature on October 14, 2005.  MtronPTI is in discussions to refinance this bridge loan, however,  there can be no assurances that it will be able to do so.

     On June 29, 2005,  Lynch Systems  entered into an extension  agreement with
SunTrust  Bank to extend the due date of its credit  agreement  until August 31,
2005.  Lynch Systems $7.0 million  short-term  credit  facility was reduced to a
$4.3 million  credit  facility in accordance  with the extension  agreement,  of which  $200,000 was available for letters of credit.  Lynch Systems is currently seeking to obtain new financing,  however,  there can be no assurances that such financing will be available.

     On May  12,  2005,  Venator  Merchant  Fund,  L.P.  made a  loan  to  Lynch
Corporation  in the amount of $700,000  due  September  11, 2005 or within seven days after  demand by  Venator.  Venator is an  investment  limited  partnership controlled by Lynch's Chairman of the Board, Marc Gabelli. The loan was approved by the Audit Committee of the Board of Directors of Lynch. JUNE 30, DECEMBER 31,

                                                                                                   June 30,        December 31,
                                                                                                   --------        ------------
                                                                                                     2005              2004
                                                                                                     ----              ----
                                                                                                        (in thousands)
Notes payable:
Mtron bank revolving loan at variable interest rates (greater of prime or 4.5%;
  6.25% at June 30, 2005), due May, 2006                                                           $ 2,730          $ 3,557
Lynch Systems working capital revolving loan at variable interest rates, (LIBOR
  + 2%; 5.11% at June 30, 2005), due August, 2005                                                    1,756            2,000

Venator promissory note at a fixed interest rate of 6%, due September 11, 2005                         700             --
                                                                                                   -------          -------
                                                                                                   $ 5,186          $ 5,557
                                                                                                   =======          =======

Long-term debt consists of:

                                                                                                   June 30,        December 31,
                                                                                                   --------        ------------
                                                                                                     2005              2004
                                                                                                     ----              ----
                                                                                                        (in thousands)
Long-term debt:
Mtron commercial bank term loan at variable interest rates (6.50% at June 30,
  2005), due April, 2007                                                                           $   563          $   686
Yankton Area Progressive Growth loan at 0% interest                                                     --               50
South Dakota Board of Economic Development at a fixed rate of 3%, due
  December, 2007                                                                                       268              273
Yankton Areawide Business Council loan at a fixed interest rate of 5.5%, due
  November, 2007                                                                                        78               83
Lynch Systems term loan at a fixed interest rate of 5.5%, due August, 2005                             403              427
Mtron bridge loan at variable interest rates (greater of prime or 4.5%;  6.25% at
  June 30, 2005), due October, 2005                                                                  3,000            3,000
Mtron term loan at variable interest rates (greater of prime plus 50 basis points
  or 4.5%;  6.75% at June 30, 2005), due October, 2007                                               1,760            1,943
Rice University Promissory Note at a fixed interest rate of 4.5%, due August,
  2009                                                                                                 309              345
Smythe Estate Promissory Note at a fixed interest rate of 4.5% due August, 2009                        185              197
                                                                                                   -------          -------
                                                                                                     6,566            7,004
Current maturities                                                                                  (4,153)          (3,842)
                                                                                                   -------          -------
                                                                                                   $ 2,413          $ 3,162
                                                                                                   =======          =======

I.   LONG-TERM CONTRACTS AND WARRANTY EXPENSE

     Lynch Systems, a 100% wholly-owned subsidiary of the Company, is engaged in
the  manufacture  and  marketing  of  glass-forming   machines  and  specialized
manufacturing  machines.  Certain  sales  contracts  require an advance  payment
(usually  30% of the  contract  price)  which  is  accounted  for as a  customer advance.  The contractual  sales prices are paid either (i) as the manufacturing process  reaches  specified  levels of  completion or (ii) based on the shipment date or (iii)  negotiated  terms of sale.  Guarantees by letter of credit from a qualifying financial institution are required for most sales contracts.  Because of the  specialized  nature of these  machines  and the period of time needed to complete  production and shipping,  Lynch Systems  accounts for these  contracts using the  percentage-of-completion  accounting  method  as costs  are  incurred compared to total estimated project costs (cost-to-cost basis). At June 30, 2005 and December 31, 2004,  unbilled accounts  receivable were $3.5 million and $2.5 million, respectively.

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

                                                                                            (in thousands)

    Balance, December 31, 2004..................................................................$  466
    Warranties issued during the period.........................................................   170
    Settlements made during the period..........................................................  (186)
    Changes in liabilities for pre-existing warranties during the period, including
     expirations................................................................................    --
                                                                                                ------
    Balance, June 30, 2005......................................................................$  450
                                                                                                ======

J.   EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY

     On May 26, 2005, the Company's shareholders approved amendments to the 2001
Equity  Incentive  Plan to increase the total number of shares of the  Company's
Common Stock  available for issuance  from 300,000 to 600,000  shares and to add provisions  that require  terms and  conditions of awards to comply with section
409A of the  Internal  Revenue Code of 1986.  Also on May 26, 2005,  the Company
granted  options to purchase  120,000  shares of Company common stock to certain employees and  directors of the Company at $13.17 per share.  These options were anti-dilutive  and have lives of up to ten years.  As of June 30, 2005,  300,000 options are outstanding and fully vested.

     The  Company  accounts  for  the  2001  Equity  Incentive  Plan  under  the recognition and measurement  principles of Accounting  Principles  Board Opinion
No. 25, "Accounting for Stock Issued to Employees," and related Interpretations.
No stock-based  employee  compensation  cost is reflected in net income,  as all options  granted  under those plans had an exercise  price equal to or above the market value of the  underlying  common stock on the date of grant.  The Company provides pro-forma  disclosures of the compensation expense determined under the fair value provisions of Financial Accounting Standards Board Statement No. 123,
"Accounting for Stock-Based Compensation" as follows:

                                                                        Three Months Ended          Six Months Ended
                                                                              June 30,                   June 30,
                                                                        ------------------          ----------------

                                                                        2005          2004         2005          2004
                                                                     ---------    ---------     ----------     ---------
                                                                            (in thousands, except share amounts)

Net income (loss) as reported .................................      $ 1,351       $  (560)      $ 1,401       $(1,368)
Deduct: Total stock based employee compensation
  expense determined under fair value based method for
  all awards, net of related tax effect .......................         (222)          (38)         (222)          (77)
                                                                     -------       -------       -------       -------
Pro-forma net income (loss) ...................................      $ 1,129       $  (598)      $ 1,179       $(1,445)
                                                                     =======       =======       =======       =======
Basic & diluted income (loss) per share:
As reported ...................................................      $  0.83       $ (0.37)      $  0.86       $ (0.91)
Pro forma .....................................................      $  0.69       $ (0.40)      $  0.72       $ (0.97)

          The net income (loss) as reported in each period did not include any stock-based compensation.

K.   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     Total  comprehensive  income was  $1,175,000 in the three months ended June
30, 2005, compared to a total comprehensive loss of $835,000 in the three months ended June 30, 2004. Included in total  comprehensive  income (loss) were losses on available  for sale  securities  of $189,000 and $275,000 in the three months ended June 30, 2005 and 2004, respectively.

     Total comprehensive  income was $1,668,000 in the six months ended June 30,
2005,  compared to a total  comprehensive  loss of  $1,057,000 in the six months ended June 30, 2004. Included in total comprehensive income (loss) were gains on available  for sale  securities of $233,000 and $311,000 in the six months ended
June 30, 2005 and 2004, respectively.

                                                                                 Three Months Ended     Six Months Ended
                                                                                      June 30,              June 30,
                                                                                ------------------     ------------------
                                                                                  2005       2004        2005       2004
                                                                                -------    -------     -------    -------
Net income (loss) as reported ...........................................       $ 1,351    $  (560)    $ 1,401    $(1,368)
Foreign currency translation ............................................            13         --          34         --
Unrealized (loss) gain on available for sale securities .................          (189)      (275)        233        311
                                                                                -------    -------     -------    -------
Total comprehensive income (loss) .......................................       $ 1,175    $  (835)    $ 1,668    $(1,057)
                                                                                =======    =======     =======    =======

The components of accumulated other comprehensive income, net of related tax, at
June 30, 2005 and December 31, 2004, and June 30, 2004 are as follows:

                                                             June 30,       December 31,    June 30,
                                                               2005            2004           2004
                                                           ---------        --------       ---------
Balance beginning of period..............................  $     849        $    291       $     291
Foreign currency translation.............................         34              14              --
Unrealized gain on available for-sale securities.........        233             544             311
                                                           ---------        --------       ---------
Accumulated other comprehensive income...................  $   1,116        $    849       $     602
                                                           =========        ========       =========

L.   SEGMENT INFORMATION

     The Company has two reportable  business segments:  1) glass  manufacturing equipment  business,  which  represents the operations of Lynch Systems,  and 2)
frequency  control devices (quartz  crystals and  oscillators)  which represents products manufactured and sold by MtronPTI.  The Company's foreign operations in
Hong Kong and India exist under MtronPTI.

     Operating  profit  (loss) is equal to  revenues  less  operating  expenses, excluding  investment  income,  interest expense,  and income taxes. The Company allocates  a  negligible  portion  of  its  general  corporate  expenses  to its operating segments. Such allocation was $125,000 and $87,500 in the three months ending June 30, 2005 and 2004, respectively and $250,000 and $175,000 in the six months ending June 30, 2005 and 2004, respectively.  Identifiable assets of each industry segment are the assets used by the segment in its operations  excluding general corporate assets. General corporate assets are principally cash and cash
equivalents,   short-term   investments   and  certain  other   investments  and
receivables.

                                                                                 Three Months                    Six Months
                                                                                Ended June 30,                  Ended June 30,
                                                                           ---------------------             ---------------------
                                                                           2005             2004             2005             2004
                                                                           ----             ----             ----             ----
REVENUES
Glass manufacturing equipment - USA                                     $    616         $    181         $  1,066         $    333
Glass manufacturing equipment - Foreign                                    5,448              970            7,209            3,117
                                                                        --------         --------         --------         --------
Total Glass manufacturing equipment                                        6,064            1,151            8,275            3,450

Frequency control devices - USA                                            4,837            2,052            9,691            4,189
Frequency control devices - Foreign                                        4,012            3,533            7,542            5,909
                                                                        --------         --------         --------         --------
Total Frequency control devices                                            8,849            5,858           17,233           10,098
                                                                        --------         --------         --------         --------
Consolidated total revenues                                             $ 14,913         $  6,736         $ 25,508         $ 13,548
                                                                        ========         ========         ========         ========
OPERATING PROFIT (LOSS)
Glass manufacturing equipment                                           $  1,774         $   (130)        $  1,848         $   (522)
Frequency control devices                                                    638              407            1,217              469
                                                                        --------         --------         --------         --------
Total manufacturing                                                        2,412              277            3,065              (53)

Unallocated Corporate expense                                               (411)            (744)            (837)          (1,177)
                                                                        --------         --------         --------         --------
Consolidated total operating profit (loss)                              $  2,001         $   (467)        $  2,228         $ (1,230)
                                                                        ========         ========         ========         ========
OTHER PROFIT (LOSS)
Investment income                                                       $      7         $      4         $     17         $      8
Interest expense                                                            (208)             (62)            (393)            (113)
Other income (expense)                                                        77               (5)              80               22
                                                                        --------         --------         --------         --------
Consolidated total profit (loss) before taxes                           $  1,877         $   (530)        $  1,832         $ (1,313)
                                                                        ========         ========         ========         ========

CAPITAL EXPENDITURES
Glass manufacturing equipment                                           $      8         $     10         $     20         $     13
Frequency control devices                                                    152              105              170              171
General Corporate                                                           --               --                  1             --
                                                                        --------         --------         --------         --------
Consolidated total capital expenditures                                 $    160         $    115         $    191         $    184
                                                                        ========         ========         ========         ========
TOTAL ASSETS
Glass manufacturing equipment                                                                             $ 12,109         $   9,902
Frequency control devices                                                                                   17,100             9,018
General Corporate                                                                                            5,308             2,878
                                                                                                          --------         ---------
Consolidated total assets                                                                                 $ 34,517         $  21,798
                                                                                                          ========         =========

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

     On November 3, 2004, the Court held that the Spinnaker Entities' bankruptcy did not prevent the award of severance pay under the statute.  The Court granted summary  judgment  to PACE on the  second  count of its  complaint  based on its earlier  ruling  that the Company was the parent  corporation  of the  Spinnaker
Entities. The Court also issued a separate order that related to the calculation of  damages,  largely  agreeing  with the Company on the  appropriate  method of
calculating  damages  and  awarded  PACE  $653,018   (subsequently  modified  to
$656,020) in severance pay, which is  approximately  one-half the amount claimed by PACE. The Court rejected PACE's claim for pre-judgment  interest, but granted its request for attorney fees.

     Both PACE and the  Company  have  appealed  to the Maine  Supreme  Judicial
Court. The Company filed its brief on April 4, 2005. PACE filed its brief on May
18, 2005.  Lynch filed its Reply Brief on June 9, 2005.  The Maine Supreme Court
has not yet  scheduled  oral  argument.  Management  does not  believe  that the resolution  of this case will have a material  adverse  effect on the  Company's consolidated financial condition and operations.

QUI TAM LAWSUIT

     The Company,  Lynch  Interactive and numerous other parties have been named as defendants in a lawsuit  brought under the so-called "qui tam"  provisions of the  federal  False  Claims  Act in the  United  States  District  Court for the
District  of  Columbia.  The  complaint  was filed  under seal with the court in
February,  2001,  and the seal was lifted in  January,  2002.  The  Company  was formally  served with the complaint in July,  2002.  The main  allegation in the case is that the  defendants  participated  in the  creation  of "sham"  bidding entities  that  allegedly  defrauded  the United  States  Treasury by improperly participating in Federal  Communications  Commission  ("FCC") spectrum  auctions restricted to small  businesses,  as well as obtaining  bidding credits in other spectrum auctions  allocated to "small" and "very small"  businesses.  While the lawsuit  seeks to recover  an  unspecified  amount of  damages,  which  would be subject to  mandatory  trebling  under the  statute,  a report  prepared for the relator  (a  private  individual  who filed the  action on behalf of the  United
States) in 2005  alleges  damages  of  approximately  $91  million in respect of bidding  credits,  approximately  $70 million in respect of government loans and approximately $206 million in respect of subsequent resales of licenses, in each case prior to trebling.

     In  September,  2003,  the  Court  granted  Lynch  Interactive's  motion to transfer the action to the Southern District of New York and in September, 2004,
the Court issued a ruling denying  defendants' motion to refer the issues in the action to the FCC.  In  December,  2004,  the  defendants  filed a motion in the
United States  District  Court for the District of Columbia to compel the FCC to provide information  subpoenaed by them in order to conduct their defense.  This motion was denied in May, 2005 and the  defendants are  considering  appropriate responses.  In the  mean-time,  discovery  is  substantially  complete  and  the preparation and filing of dispositive motions has begun.

     The U. S.  Department of Justice has notified the Court that it declined to intervene  in the case.  The  Defendants  strongly  believe  that the  action is completely  without merit and that the relator's  damage  computation is without basis, and are vigorously  defending it. Under the separation  agreement between the  Company and Lynch  Interactive  pursuant  to which  Lynch  Interactive  was spun-off to the Company's  shareholders on September 1, 1999, Lynch  Interactive would be obligated to indemnify  the Company for any losses or damaged  incurred by the  Company  as a result of this  action.  Lynch  Interactive  has agreed in writing to defend the case on the Company's  behalf and to indemnify the Company for any losses it may incur.  Lynch  Interactive  has retained  legal counsel to defend the claim on behalf of the Company and Lynch Interactive,  at the expense of Lynch  Interactive and certain other  defendants.  Nevertheless,  the Company cannot  predict  the  ultimate  outcome of the  litigation,  nor can the Company predict the effect that the  lawsuit or its outcome  will have on the  Company's business or plan of operation.

N.   INCOME TAXES

     The Company files consolidated  federal income tax returns. The Company has approximately $2,400,000 net operating loss ("NOL") carry-forward as of June 30,
2005. This NOL expires in 2026 if not utilized prior to that date.

O.   GUARANTEES

     The Company presently guarantees (unsecured) the SunTrust Bank loans of its subsidiary,  Lynch Systems.  The Company  presently  guarantees  (unsecured) the
First  National  Bank  of  Omaha  loans  of its  subsidiary,  MtronPTI,  and has guaranteed  a Letter of Credit  issued  to the First  National  Bank of Omaha on behalf of its  subsidiary,  MtronPTI (see Note H - "Indebtedness  Debt").  As of
June 30, 2005, the $1,000,000  Letter of Credit issued by Bank of America to The
First  National  Bank of Omaha was  secured by a  $1,000,000  deposit at Bank of
America. (See Note E - "Restricted Cash", also see "subsequent events".)

     There  were  no  other  financial,   performance,  indirect  guarantees  or
indemnification agreements.

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
          RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES

     The Company has  identified the  accounting  policies  listed below that we believe are most critical to our financial  condition and results of operations, and that require  management's most difficult,  subjective and complex judgments in estimating the effect of inherent uncertainties.  This section should be read in conjunction with Note 1 to the Consolidated Financial Statements, included in the Company's  Annual Report on Form 10-K for the year ended  December 31, 2004, which includes other significant accounting policies.

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

INVENTORY VALUATION

     Inventories  are stated at the lower of cost or market  value.  Inventories valued using the last-in,  first-out (LIFO) method comprised  approximately  52%
and 47% of  consolidated  inventories  at June 30, 2005 and  December  31, 2004, respectively. The balance of inventories are valued using the first-in-first-out
(FIFO) method. If actual market conditions are more or less favorable than those projected  by  management,  including  the demand for our  products,  changes in technology, internal labor costs and the costs of materials,  adjustments may be required.

REVENUE RECOGNITION AND ACCOUNTING FOR LONG-TERM CONTRACTS

     Revenues,  with the  exception  of certain  long-term  contracts  discussed below,  are  recognized  upon  shipment when title  passes.  Shipping  costs are included in manufacturing cost of sales.

     Lynch Systems,  a 100% owned  subsidiary of the Company,  is engaged in the
manufacture   and   marketing  of   glass-forming   machines   and   specialized
manufacturing  machines.  Certain  sales  contracts  require an advance  payment
(usually  30% of the  contract  price)  which  is  accounted  for as a  customer advance.  The contractual  sales prices are paid either (i) as the manufacturing process reaches  specified  levels of completion;  or (ii) based on the shipment date; or (iii) negotiated  terms of sale.  Guarantees by Letter of Credit from a qualifying financial institution are required for most sales contracts.  Because of the  specialized  nature of these  machines  and the period of time needed to complete  production and shipping,  Lynch Systems  accounts for these  contracts using the  percentage-of-completion  accounting  method  as costs  are  incurred compared to total  estimated  project costs  (cost-to-cost  basis).  At June 30,
2005, and December 31, 2004,  unbilled  accounts  receivable  were $3.5 and $2.5 million respectively.

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

                                                                                              (in thousands)

  Balance, December 31, 2004..............................................................      $      466
  Warranties issued during the period.....................................................             170
  Settlements made during the period......................................................            (186)
  Changes in liabilities for pre-existing warranties during the period, including
    expirations...........................................................................                -
                                                                                                -----------
  Balance, June 30, 2005..................................................................      $      450
                                                                                                 ==========

RESULTS OF OPERATIONS
SECOND QUARTER
THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO JUNE 30, 2004

CONSOLIDATED REVENUES AND GROSS MARGIN

     Consolidated  revenues for the second  quarter 2005 increased $8.2 million, or 121%, to $14.9 million from $6.7 million for the  comparable  period in 2004.
The increase  came from both  MtronPTI,  including the  contribution  of the PTI acquisition, and Lynch Systems.

     Revenues at MtronPTI increased by $3.2 million, or 57%, to $8.8 million for the second quarter 2005 from $5.6 million for the comparable period in 2004. The increase was primarily due to the contribution of the PTI acquisition, which was acquired effective September 30, 2004.

     Revenues at Lynch  Systems  increased  by $4.9  million,  or 408%,  to $6.1 million for the second quarter 2005 from $1.2 million for the comparable  period in 2004.  Approximately $4.2 million of the increase was related to the sales of large CRT machines.

     The  consolidated  gross margin as a percentage  of revenues for the second quarter increased to 37.0%, compared to 29.5% for the comparable period in 2004.
Both MtronPTI and Lynch Systems experienced higher margins as compared to 2004.

     MtronPTI's gross margin as a percentage of revenues for the second quarter,
increased  to  29.1%  from  26.4%  for  the  comparable   period  in  2004.  The
contribution  from PTI,  combined with selective price increases and operational efficiencies resulted in the improved gross margin rates.

     Lynch  Systems'  gross  margin as a  percentage  of revenues for the second quarter,  increased to 48.5% from 44.4% for the  comparable  period in 2004. The margin  improvement  was primarily due to higher margin sales of CRT machines in the second quarter of 2005.

OPERATING PROFIT (LOSS)

     Operating  profit  increased  $2.5 million,  to $2.0 million for the second quarter 2005 from an operating  loss of $467,000  for the  comparable  period in
2004.

     Operating profit at MtronPTI  increased  $231,000,  or 57%, to $638,000 for the second  quarter 2005 from $407,000 for the  comparable  period in 2004.  The operating profit improvement was primarily due to the significant sales increase and improvements in gross margin, which was partially offset by higher operating expenses  resulting  from the  addition  of PTI,  which was  acquired  effective
September 30, 2004.

     Operating  profit at Lynch Systems  increased  $1.8 million to $1.7 million for the second  quarter 2005 from a $130,000 loss for the  comparable  period in
2004. The operating  profit  improvement  resulted from higher gross margins and lower operating expenses.

     Corporate  expenses  decreased  $333,000 to $411,000 for the second quarter
2005 from $744,000 for the  comparable  period in 2004. In the second quarter of
2004, the Company recorded a $425,000 lawsuit settlement provision.

OTHER INCOME (EXPENSE), NET

     Investment  income  increased  $3,000 to $7,000 for the second quarter 2005 from $4,000 for the comparable period in 2004.

     Interest expense increased $146,000 to $208,000 for the second quarter 2005 from $62,000 for the  comparable  period in 2004,  primarily  due to increase in debt resulting from the acquisition of PTI and borrowings at Lynch Systems.

     Other income increased  $82,000 to $77,000 for the second quarter 2005 from a loss of $5,000 for the comparable  period in 2004,  primarily due to a gain on sale of a warehouse in Orlando.

INCOME TAXES

     The Company files consolidated  federal income tax returns,  which includes all subsidiaries.

     The income tax  provision  for the three month  period  ended June 30, 2005 included  federal,  as well  as  state,  local,  and  foreign  taxes  offset  by provisions  made for certain net operating  loss  carryforwards  that may not be fully realized.

NET INCOME (LOSS)

     Net income for the second  quarter 2005 was $1.4 million  compared to a net loss of $560,000 in the  comparable  period in 2004. As a result,  fully diluted income per share for the second  quarter  2005 was $0.83  compared  to a loss of
$0.37 per share for the comparable period in 2004.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO JUNE 30, 2004

CONSOLIDATED REVENUES AND GROSS MARGIN

     Consolidated  revenues  for the six  month  period  ending  June  30,  2005 increased  $12.0  million,  or 88%, to $25.5  million from $13.5 million for the comparable  period in 2004.  The  significant  increase came from both MtronPTI, including the contribution of the PTI acquisition, and Lynch Systems.

     Revenues at MtronPTI  increased by $7.1  million,  or 70%, to $17.2 million for the six month  period  ending  June 30,  2005  from  $10.1  million  for the comparable period in 2004. The increase was primarily due to the contribution of the PTI acquisition, which was acquired effective September 30, 2004.

     Revenues at Lynch  Systems  increased  by $4.8  million,  or 137%,  to $8.3 million for the six month period  ending June 30, 2005 from $3.5 million for the comparable  period in 2004. The increase was primarily due to sales of large CRT machines in 2005.

     The consolidated gross margin as a percentage of revenues for the six month period  ending  June 30,  2005  increased  to 34.5%,  compared  to 25.8% for the comparable  period in 2004. Both MtronPTI and Lynch Systems  experienced  higher margins as compared to 2004.

     MtronPTI's  gross  margin as a  percentage  of  revenues  for the six month period  ending June 30, 2005  increased  to 29.4% from 25.0% for the  comparable period  in 2004.  The  contribution  from PTI,  combined  with  selective  price increases and  operational  efficiencies  resulted in the improved  gross margin rates.

     Lynch  Systems'  gross margin as a percentage of revenues for the six month period  ending June 30, 2005  increased  to 44.9% from 28.1% for the  comparable period in 2004.  The increase was  primarily due to sales of large CRT machines, which carry higher gross margins, in the second quarter of 2005.

OPERATING PROFIT (LOSS)

     Operating profit increased $3.4 million,  to $2.2 million for the six month period  ended  June 30,  2005 from an  operating  loss of $1.2  million  for the comparable period in 2004.

     Operating profit at MtronPTI increased $748,000 to $1.2 million for the six month period  ended June 30, 2005 from  $469,000  for the  comparable  period in
2004.  The operating  profit  improvement  was primarily due to the  significant sales increase and  improvements in gross margin,  which was partially offset by higher operating expenses resulting from the addition of PTI, which was acquired effective September 30, 2004.

     Operating  profit at Lynch Systems  increased  $2.3 million to $1.8 million for the six month period ended June 30, 2005 from a $522,000  operating loss for the comparable  period in 2004. The operating profit  improvement  resulted from higher gross margins and lower operating expenses.

     Corporate expenses decreased $340,000, to $837,000 for the six month period ending June 30, 2005 from $1.2  million for the  comparable  period in 2004.  In
2004, the Company recorded a $425,000 lawsuit settlement provision.

OTHER INCOME (EXPENSE), NET

     Investment  income  increased  $9,000 to $17,000  for the six month  period ended June 30, 2005 from $8,000 for the comparable period in 2004.

     Interest  expense  increased  $280,000 to $393,000 for the six month period ended June 30, 2005 from $113,000 for the  comparable  period in 2004  primarily due to increase in debt resulting from acquisition of PTI and borrowing at Lynch
Systems.

     Other  income  increased  $58,000 to $80,000 for the six month period ended
June 30, 2005 from $22,000 for the comparable  period in 2004 primarily due to a gain on the sale of warehouse in Orlando.

INCOME TAXES

     The Company files consolidated  federal income tax returns,  which includes all subsidiaries.

     The income  tax  provision  for the six month  period  ended June 30,  2005 included  federal,  as well  as  state,  local,  and  foreign  taxes  offset  by provisions  made for certain net operating  loss  carryforwards  that may not be fully realized.

NET INCOME (LOSS)

     Net income for the six months ended June 30, 2005 was $1.4 million compared to a net loss of $1.4  million in the  comparable  period in 2004.  As a result, fully diluted  income per share for the six month period ended June 30, 2005 was
$0.86 compared to a loss of $0.91 per share for the comparable period in 2004.

BACKLOG/NEW ORDERS

     Total backlog of manufactured  products at June 30, 2005 was $12.9 million, a $4.7 million  decline over the backlog at December 31, 2004,  and $0.7 million more than the backlog at June 30, 2004.

     MtronPTI  had  backlog  orders of $7.6  million  at June 30,  2005 which is consistent with the backlog at December 31, 2004 and represents an increase over the $3.3 million of backlog at June 30, 2004.  Backlog  increased  from June 30,
2004  primarily due to the addition of backlog  attributable  to PTI,  which was acquired effective September 30, 2004.

     Lynch Systems had backlog  orders of $5.3 million at June 30, 2005 compared to $9.9 million at December 31, 2004 and $8.8 million at June 30, 2004.  Backlog decreased  from  December  2004 due to sales of large CRT machines in the second quarter of 2005. At June 30, 2005, the backlog of CRT machines is  approximately
$0.8 million and the related  revenue is expected to be  recognized in the third quarter of 2005.

FINANCIAL CONDITION

     At June 30,  2005,  the  Company had  current  assets of $26.7  million and current liabilities of $20.6 million. At June 30, 2005, working capital was $6.1 million,  compared to $4.0 million at December 31, 2004 and $7.4 million at June
30, 2004. The ratio of current assets to current liabilities was 1.30 to 1.00 at
June 30, 2005; 1.19 to 1.00 at December 31, 2004; and 1.71 to 1.00 ratio at June
30, 2004.

     Cash used in operating activities was approximately $0.9 million in the six months ended June 30, 2005, compared to cash provided by operating activities of approximately  $0.5 million in the six months  ended June 30, 2004.  The year to year unfavorable change in operating cash flow of $1.4 million was primarily due to an increase in accounts receivable. Capital expenditures were $191,000 in the six months  ended June 30,  2005,  compared to $184,000 in the six months  ended
June 30, 2004.

     At  June  30,  2005,  the  Company's  total  cash,  cash   equivalents  and
investments in marketable  securities (before margin liability) was $5.9 million
(including $1.0 million of restricted cash).

     Total debt of $11.8 million at June 30, 2005 was $0.8 million less than the amount  outstanding  at December 31, 2004 and $8.2 million more than the debt at
June 30, 2004. Debt  outstanding at June 30, 2005 included $1.9 million of fixed rate debt at an average interest rate of 5.1%, and $9.8 million of variable rate debt at an average interest rate of 6.2%.

     On June 29, 2005,  Lynch Systems  entered into an extension  agreement with
SunTrust  Bank to extend the due date of it credit  agreement  until  August 31,
2005. Lynch Systems $7.0 million  short-term credit facility was reduced to $4.3 million in  accordance  with the  extension  agreement,  of which  $200,000  was available  for letters of credit.  The  extension  agreement  also calls for the acceleration of the existing Lynch Systems term loan from August, 2013 to August
31,  2005.  At June 30,  2005,  there  were  outstanding  Letters  of  Credit of
$2,323,000  and  borrowings  of  $1,756,000  under the working  capital line and
$403,000  under the term loan.  These loans include an unsecured  parent company guarantee.  Under the terms of extension agreement Lynch Systems cannot make any cash distributions to the parent company.  In order to meet the on-going working capital and capital expenditure requirements,  Lynch Systems will need to obtain new  financing.  Lynch  Systems is  currently  seeking to obtain new  financing, however, there can be no assurance that such financing will be available.

     In connection with the completion of the acquisition of PTI, on October 14,
2004,  M-tron and PTI,  each  wholly-owned  subsidiaries  of Lynch  Corporation, entered  into a Loan  Agreement  with  First  National  Bank of Omaha.  The Loan
Agreement  provides for loans in the amounts of $2,000,000 (the "Term Loan") and
$3,000,000  (the "Bridge  Loan"),  together with a $5,500,000  Revolving Line of
Credit (the "Revolving Loan"). On June 30, 2005,  MtronPTI renewed its Revolving
Loan with First  National Bank of Omaha  extending the due date to May 31, 2006.
At June 30, 2005, the Company had $2.8 million  available for future  borrowings under the Revolving  Loan.  The Revolving  Loan bears interest at the greater of prime rate or 4.5%.  The Term Loan bears  interest  at the greater of prime rate plus 50 basis points,  or 4.5%, and is to be repaid in monthly  installments  of
$37,514,  with the then remaining  principal balance plus accrued interest to be paid on the third  anniversary  of the Loan  Agreement.  The  Bridge  Loan bears interest at the same rate as the Term Loan.  Accrued interest thereon is payable monthly and the principal  amount thereof,  together with accrued  interest,  is payable on the first anniversary of the Loan Agreement.

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

     Pursuant to an  Unconditional  Guaranty  for Payment and  Performance,  the
Company  has  guaranteed  to  First  National  Bank of  Omaha  the  payment  and performance  of its  subsidiaries'  obligations  under  the Loan  Agreement  and ancillary  agreements  and  instruments.  The Company has guaranteed a Letter of
Credit issued to the First  National Bank of Omaha on behalf of its  subsidiary,
MtronPTI. As of June 30, 2005, the $1,000,000 Letter of Credit issued by Bank of
America to The First National Bank of Omaha was secured by a $1,000,000  deposit at Bank of America.

     On May  12,  2005,  Venator  Merchant  Fund,  L.P.  made a  loan  to  Lynch
Corporation  in the amount of $700,000  due  September  11, 2005 or within seven days after  demand by  Venator.  Venator is an  investment  limited  partnership controlled by Lynch's Chairman of the Board, Marc Gabelli. The loan was approved by the Audit Committee of the Board of Directors of Lynch.  The Company does not have any revolving credit facilities at the parent company level.

ADOPTION OF ACCOUNTING PRONOUNCEMENTS

     On December 14, 2004,  the Financial  Accounting  Standards  Board ("FASB")
issued  Statement of Financial  Accounting  Standards  ("SFAS") No. 123 (revised
2004), "State Based Payment" ("SFAS 123R"), which is a revision of SFAS No. 123,
"Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123R supersedes APB
Opinion No. 25, "Accounting for Stock Issued to Employees",  and amends SFAS No.
95 "Statement of Cash Flows". Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However,  SFAS 123R requires all share-based payments  to  employees,  including  grants to  employee  stock  options,  to be recognized  in the  income  statement  based on  their  fair  values.  Pro-forma disclosure is no longer an alternative.

     On April 14, 2005, the Securities and Exchange Commission announced that it would  provide for a phased-in  implementation  process for SFAS No. 123R.  This ruling  effectively  delayed the  Company's  adoption of the standard  until the first quarter of 2006.  The Company will continue to evaluate the  provisions of
SFAS No. 123R to determine its impact on its financial  condition and results of operations.

OFF-BALANCE SHEET ARRANGEMENTS

     Aside  from the  Company's  stand-by  Letter  of  Credit  in the  amount of
$1,000,000, the Company does not have any off-balance sheet arrangements.

AGGREGATE CONTRACTUAL OBLIGATIONS

     Details of the  Company's  contractual  obligations  for  short-term  debt, long-term debt, leases, purchases and other long term obligations as of June 30,
2005 are as follows:

                                                                        Payments Due by Period - Including Interest (In Thousands)
                                                                    ----------------------------------------------------------------
                                                                                    Less Than      1 - 3         3 - 5     More Than
Contractual Obligations                                                Total          1 Year       Years         Years      5 Years
--------------------------------------------------------------      ----------    -----------  -----------   ----------  -----------

Short-term Debt (Revolving Credit) ...........................        $ 5,390        $ 5,390           --           --        --
Long-term Debt Obligations ...................................          6,887          4,348        2,509           30        --
Capital Lease Obligations ....................................             --             --           --           --        --
Operating Lease Obligations ..................................            268            176           82           10        --
Purchase Obligations .........................................             --             --           --           --        --
Other Long-term Liabilities Reflected on
  the Registrant's Balance Sheet under
  GAAP .......................................................             --             --           --           --        --
  TOTAL ......................................................        $12,545        $ 9,914      $ 2,591      $    40        --
                                                                      =======        =======      =======      =======    =======

MARKET RISK

     The  Company is exposed to market  risk  relating to changes in the general level of U.S.  interest  rates.  Changes in interest rates affect the amounts of interest  earned on the Company's cash  equivalents  and short-term  investments
(approximately  $2.1 million at June 30, 2005). The Company  generally  finances the debt  portion of the  acquisition  of  long-term  assets  with  fixed  rate, long-term  debt. The Company does not use derivative  financial  instruments for trading or speculative  purposes.  Management  does not foresee any  significant changes in the strategies  used to manage interest rate risk in the near future, although the strategies may be reevaluated as market conditions  dictate.  There has been no significant change in market risk since December 31, 2004.

     Since the Company's  international  sales are in U.S. Dollars,  there is no monetary risk.

     At June 30, 2005,  approximately  $9.8 million of the Company's  debt bears interest at variable rates.  Accordingly,  the Company's earnings and cash flows are  affected  by changes in  interest  rates.  Assuming  the  current  level of borrowings for variable rate debt, and assuming a two percentage  point increase in the 2005 average interest rate under these  borrowings,  it is estimated that the Company's  interest expense would change by approximately  $0.2 million.  In the event of an adverse change in interest rates,  management would take actions to further mitigate its exposure.

SUBSEQUENT EVENTS

     On July 1, 2005, Lynch Corporation filed a Registration Statement with the
Securities and Exchange Commission in connection with a proposed rights offering to its existing shareholders.

     The proposed rights offering  consists of transferable  rights to subscribe to Lynch common stock.  Lynch would issue one subscription  right for each share of common  stock held on the record  date.  Every three such rights will entitle the shareholder to subscribe for one common share.

     Each  right  will  also  carry  with it an  oversubscription  privilege  to subscribe for  additional  common shares that are not purchased by other holders of rights.  The rights will not be exercisable until the registration  statement is declared  effective.  The record date and  exercise  price will be set at the time of effectiveness  at a discount to market  determined by the Lynch Board of
Directors.  Subscription  rights in the proposed offering will be issued only to shareholders on the record date.

     After the SEC declares effective the Registration Statement, a subscription certificate,  together  with a  prospectus  containing  details  of  the  rights offering,  will be  mailed  to  shareholders.  It is  expected  that the  rights offering  will remain open for 30 days,  subject to extension for up to 15 days.
No  fractional  shares  will be issued,  and Lynch will round up to the  nearest whole number the number of shares its shareholders may purchase.

     The purpose of this offering is to provide for our ongoing operating needs.
The proceeds will be used for working capital,  general  corporate  purposes and acquisitions,  although the Company has not identified any specific acquisitions at this time.

     The  foregoing is not an  offering,  which can be made only by means of the prospectus. A registration statement relating to these securities has been filed with  the  U.S.  Securities  and  Exchange  Commission  but has  not yet  become effective.  These  securities  may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective.  This disclosure shall not constitute an offer to sell or the solicitation of an offer to buy nor shall  there be any sale of these  securities  in any state in which such offer, solicitation or sale would be unlawful prior to  registration  or  qualification under the securities laws of any such state.

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

     For a complete  list of risk factors,  see the  Company's  Annual Report on
Form 10-K for the year ended December 31, 2004.

FORWARD LOOKING INFORMATION

     Included in this Management  Discussion and Analysis of Financial Condition
and  Results of  Operations  are certain  forward  looking  financial  and other information, including without limitation matters relating to "Risks". It should be recognized  that such  information  are  projections,  estimates or forecasts
based  on  various  assumptions,   including  without  limitation,  meeting  its
assumptions   regarding  expected   operating   performance  and  other  matters
specifically set forth, as well as the expected performance of the economy as it
impacts  the  Company's  businesses,   government  and  regulatory  actions  and
approvals, and tax consequences,  and the risk factors and cautionary statements set forth in reports  filed by the  Company  with the  Securities  and  Exchange
Commission. As a result, such information is subject to uncertainties, risks and inaccuracies, which could be material.

     The Registrant makes available,  free of charge,  its Annual Report on Form
10-K, Quarterly Reports on Form 10-Q, and current reports, if any, on Form 8-K.

     The Registrant also makes this information available on its website,  whose internet address is WWW.LYNCHCORP.COM.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     See "Market Risk" under Item 2 above.

ITEM 4.   CONTROLS AND PROCEDURES

     The  principal  executive  officer and  principal  financial  officer  have concluded that the Company's  disclosure  controls and procedures were effective as of the end of the period  covered by this report based on the  evaluation  of these controls and procedures required by Exchange Act Rule 13a-15.

     There  has  been no  changes  in the  Registrant's  internal  control  over financial  reporting that occurred during the  Registrant's  last fiscal quarter that has materially affected,  or is reasonably likely to materially affect, the
Registrant's internal control over financial reporting.

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

     On November 3, 2004, the Court held that the Spinnaker Entities' bankruptcy did not prevent the award of severance pay under the statute.  The Court granted summary  judgment  to PACE on the  second  count of its  complaint  based on its earlier  ruling  that the Company was the parent  corporation  of the  Spinnaker
Entities. The Court also issued a separate order that related to the calculation of  damages,  largely  agreeing  with the Company on the  appropriate  method of
calculating  damages  and  awarded  PACE  $653,018   (subsequently  modified  to
$656,020) in severance pay, which is  approximately  one-half the amount claimed by PACE. The Court rejected PACE's claim for pre-judgment  interest, but granted its request for attorney fees.

     Both PACE and the  Company  have  appealed  to the Maine  Supreme  Judicial
Court. The Company filed its brief on April 4, 2005. PACE filed its brief on May
18, 2005.  Lynch filed its Reply Brief on June 9, 2005.  The Maine Supreme Court
has not yet  scheduled  oral  argument.  Management  does not  believe  that the resolution  of this case will have a material  adverse  effect on the  Company's consolidated financial condition and operations.

QUI TAM LAWSUIT

     The Company,  Lynch  Interactive and numerous other parties have been named as defendants in a lawsuit  brought under the so-called "qui tam"  provisions of the  federal  False  Claims  Act in the  United  States  District  Court for the
District  of  Columbia.  The  complaint  was filed  under seal with the court in
February,  2001,  and the seal was lifted in  January,  2002.  The  Company  was formally  served with the complaint in July,  2002.  The main  allegation in the case is that the  defendants  participated  in the  creation  of "sham"  bidding entities  that  allegedly  defrauded  the United  States  Treasury by improperly participating in Federal  Communications  Commission  ("FCC") spectrum  auctions restricted to small  businesses,  as well as obtaining  bidding credits in other spectrum auctions  allocated to "small" and "very small"  businesses.  While the lawsuit  seeks to recover  an  unspecified  amount of  damages,  which  would be subject to  mandatory  trebling  under the  statute,  a report  prepared for the relator  (a  private  individual  who filed the  action on behalf of the  United
States) in 2005  alleges  damages  of  approximately  $91  million in respect of bidding  credits,  approximately  $70 million in respect of government loans and approximately $206 million in respect of subsequent resales of licenses, in each case prior to trebling.

     In  September,  2003,  the  Court  granted  Lynch  Interactive's  motion to transfer the action to the Southern District of New York and in September, 2004,
the Court issued a ruling denying  defendants' motion to refer the issues in the action to the FCC.  In  December,  2004,  the  defendants  filed a motion in the
United States  District  Court for the District of Columbia to compel the FCC to provide information  subpoenaed by them in order to conduct their defense.  This motion was denied in May, 2005 and the  defendants are  considering  appropriate responses.  In the  mean-time,  discovery  is  substantially  complete  and  the preparation and filing of dispositive motions has begun.

     The U. S.  Department of Justice has notified the Court that it declined to intervene  in the case.  The  Defendants  strongly  believe  that the  action is completely  without merit and that the relator's  damage  computation is without basis, and are vigorously  defending it. Under the separation  agreement between the  Company and Lynch  Interactive  pursuant  to which  Lynch  Interactive  was spun-off to the Company's  shareholders on September 1, 1999, Lynch  Interactive would be obligated to indemnify  the Company for any losses or damaged  incurred by the  Company  as a result of this  action.  Lynch  Interactive  has agreed in writing to defend the case on the Company's  behalf and to indemnify the Company for any losses it may incur.  Lynch  Interactive  has retained  legal counsel to defend the claim on behalf of the Company and Lynch Interactive,  at the expense of Lynch  Interactive and certain other  defendants.  Nevertheless,  the Company cannot  predict  the  ultimate  outcome of the  litigation,  nor can the Company predict the effect that the  lawsuit or its outcome  will have on the  Company's business or plan of operation.

ITEM 2.   ISSUER PURCHASE OF ITS EQUITY SECURITIES

                                                                                                                Maximum Number (Or
                                                                                        Total Number of         Approximate Dollar
                                                                                      Shares Purchased as        Value) of Shares
                                                                                       Part of Publicly           That May Yet be
                                       Total Number of       Average Price Paid       Announced Plans or        Purchased Under the
               Period                 Shares Purchased            Per Share                Programs              Plans or Programs
-----------------------------------  ------------------  -----------------------  ------------------------  ------------------------
April 1, 2005 -
April 30, 2005 ....................         --                       --                      --                    47,600 Shares
May 1, 2005 -
May 31, 2005 ......................        1,200              $     8.6225                 1,200                   46,400 Shares
June 1, 2005 -
June 30, 2005 .....................        6,000              $     8.7738                 6,000                   40,400 Shares
                                    ------------------  -----------------------  ------------------------  ------------------------
                 Total ............        7,200              $     8.7486                 7,200                   40,400 Shares
                                    ==================  =======================  ========================  =========================

     On February 4, 2004, Lynch announced that on January 23, 2004, the Board of
Directors  authorized  the  repurchase  of up to 50,000  shares of the Company's outstanding  common  stock.  The timing of the  buy-back and the exact number of shares purchased will depend on market conditions; this program does not have an expiration  date.  The  Company  will buy back  shares  through  both public and private  channels at prices  believed to be appropriate and in the best interest of shareholders.

     As of June 30, 2005, the Company has repurchased 9,600 shares in the amount of $94,995,  at an average  price of $9.8953 per share and 40,400  shares remain available for purchase under this program.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of  Stockholders  of the  Registrant  held on May 26,
2005:

     The following persons were elected as Directors with the following votes:

      NAME                            VOTES FOR          VOTES WITHHELD
      --------------------            ----------         --------------
      E. Val Cerutti                  1,453,178               71,046
      Marc Gabelli                    1,456,578               67,646
      John C. Ferrara                 1,456,198               68,026
      Avrum Gray                      1,453,073               71,151
      Anthony R. Pustorino            1,449,692               74,532

     The  Amendments  to 2001  Equity  Incentive  Plan  were  approved  with the following votes:

                                      VOTES FOR          VOTES AGAINST
                                      ---------          --------------
                                      620,822                 170,805

ITEM 6.   EXHIBITS

     Exhibits filed herewith:

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

                                               LYNCH CORPORATION
                                               (Registrant)

August  11, 2005                               By:  /s/ Eugene Hynes
                                                    ----------------------------
                                                    Eugene Hynes
                                                    Principal Financial Officer

                                  EXHIBIT INDEX

Exhibit
No.                                      Description
---                                      -----------

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

32        Section 1350  Certifications of Registrant's  principal  executive and principal financial officers required by Exchange Act Rule 13a-14(b).

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

