Form 10-Q
period 2005-09-30
LYNCH CORP
filed 2005-11-10
CIK 61004

================================================================================

                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------

(Mark One)
|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2005

                                       or

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

          Class                               Outstanding at September 30, 2005
-----------------------------                 ----------------------------------
Common Stock, $0.01 par value                              1,616,026

================================================================================

                                      INDEX

                       LYNCH CORPORATION AND SUBSIDIARIES

PART I.      FINANCIAL INFORMATION..............................................
Item 1. Financial Statements (Unaudited)........................................
        Consolidated Balance Sheets:............................................
        -         September 30, 2005............................................
        -         December 31, 2004.............................................
        Consolidated Statements of Operations:..................................
        -         Three months ended September 30, 2005 and 2004................
        -         Nine months ended September 30, 2005 and 2004.................
        Consolidated Statements of Cash Flows:..................................
        -         Nine months ended September 30, 2005 and 2004.................
        Notes to Condensed Consolidated Financial Statements:...................
Item 2.    Management's Discussion and Analysis of Financial Condition and......
           Results of Operations................................................
Item 3.    Quantitative and Qualitative Disclosure About Market Risk............
Item 4.    Controls and Procedures..............................................
PART II.     OTHER INFORMATION..................................................
Item 1.    Legal Proceedings....................................................
Item 2.    Issuer Purchase of Its Equity Securities.............................
Item 4.    Submission of Matters to a Vote of Security Holders..................
Item 6.    Exhibits and Reports on Form 8-K.....................................

PART 1 -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                                       LYNCH CORPORATION AND SUBSIDIARIES
                                       ----------------------------------
                                    CONSOLIDATED BALANCE SHEETS -- UNAUDITED
                                    ----------------------------------------
                                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                                                  September 30,    December 31,
                                                                                      2005           2004 (A)
                                                                                  -------------    ------------
ASSETS
Current Assets
    Cash and cash equivalents ..................................................   $  2,824          $  2,580
    Restricted cash (Note E) ...................................................        650             1,125
    Investments - marketable securities (Note F) ...............................      3,119             3,609
    Accounts receivable, less allowance for doubtful accounts of $85 and $92,
     respectively ..............................................................      6,653             6,360
    Unbilled accounts receivable (Note I) ......................................      1,480             2,507
    Inventories (Note G) .......................................................      6,358             7,852
    Deferred income taxes ......................................................        413               111
    Prepaid expenses ...........................................................        612               626
                                                                                   --------          --------
        Total Current Assets ...................................................     22,109            24,770
Property, Plant and Equipment
    Land .......................................................................        855               871
    Buildings and improvements .................................................      5,768             5,811
    Machinery and equipment ....................................................     14,521            14,443
                                                                                   --------          --------
                                                                                     21,144            21,125
    Less: accumulated depreciation .............................................    (13,685)          (12,669)
                                                                                   --------          --------
                                                                                      7,459             8,456
    Other assets ...............................................................        619               657
                                                                                   --------          --------
       Total Assets ............................................................   $ 30,187          $ 33,883
                                                                                   ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable (Note H) .....................................................   $  3,095          $  5,557
    Trade accounts payable .....................................................      2,671             2,667
    Accrued warranty expense (Note I) ..........................................        459               466
    Accrued compensation expense ...............................................      1,271             1,101
    Accrued income taxes .......................................................      1,021               966
    Accrued professional fees ..................................................        422               534
    Margin liability on marketable securities ..................................        325             1,566
    Other accrued expenses .....................................................      1,064             1,139
    Commitments and contingencies (Note M) .....................................        961               775
    Customer advances ..........................................................        293             2,115
    Current maturities of long-term debt (Note H) ..............................      1,212             3,842
                                                                                   --------          --------
       Total Current Liabilities ...............................................     12,794            20,728
Long-term debt (Note H) ........................................................      5,204             3,162
                                                                                   --------          --------
       Total Liabilities .......................................................     17,998            23,890
Shareholders' Equity
    Common stock, $0.01 par value - 10,000,000 shares authorized; 1,649,834
     shares issued; 1,616,026 shares outstanding ...............................         16                16
    Additional paid-in capital .................................................     17,404            17,404
    Accumulated deficit ........................................................     (5,689)           (7,786)
    Accumulated other comprehensive income (Note K) ............................      1,104               849
    Treasury stock, at cost, of 33,808 and 17,708 shares, respectively .........       (646)             (490)
                                                                                   --------          --------
       Total Shareholders' Equity ..............................................     12,189             9,993
                                                                                   --------          --------
       Total Liabilities and Shareholders' Equity ..............................   $ 30,187          $ 33,883
                                                                                   ========          ========

                                                       3

(A) The Balance  Sheet at December  31, 2004 has been  derived  from the audited financial  statements at that date, but does not include all of the  information and footnotes required by accounting principles generally accepted in the United
States for complete financial statements.

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                       4

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                                                 LYNCH CORPORATION AND SUBSIDIARIES
                                                 ----------------------------------
                                         CONSOLIDATED STATEMENTS OF OPERATIONS -- UNAUDITED
                                         --------------------------------------------------
                                                (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                     Three Months Ended                   Nine Months Ended
                                                                        September 30,                       September 30,
                                                              ---------------------------------    ---------------------------------
                                                                   2005               2004             2005               2004
                                                              --------------     --------------    --------------     --------------

SALES AND REVENUES .....................................       $    10,745        $     8,257        $    36,253        $    21,805
Cost and expenses:
  Manufacturing cost of sales ..........................             7,784              6,332             24,503             16,382
  Selling and administrative ...........................             3,277              2,341              9,838              6,644
  Lawsuit settlement provision (Note M) ................               200                100                200                525
                                                               -----------        -----------        -----------        -----------
OPERATING PROFIT (LOSS) ................................              (516)              (516)             1,712             (1,746)
Other income (expense):
  Investment income ....................................               583                  6                600                 14
  Interest expense .....................................              (217)               (63)              (610)              (176)
  Other income .........................................               (12)                23                 68                 45
                                                               -----------        -----------        -----------        -----------
                                                                       354                (34)                58               (117)
                                                               -----------        -----------        -----------        -----------
(LOSS) INCOME BEFORE INCOME TAXES ......................              (162)              (550)             1,770             (1,863)
Benefit (provision) for income taxes ...................               858                (16)               327                (71)
                                                               -----------        -----------        -----------        -----------
NET INCOME (LOSS) ......................................       $       696            $(566)$        $     2,097             (1,934)
                                                               ===========        ===========        ===========        ===========
Weighted average shares outstanding ....................         1,617,934          1,495,500          1,626,801          1,496,000
                                                               -----------        -----------        -----------        -----------
BASIC AND DILUTED INCOME (LOSS) PER SHARE: .............       $      0.43        $     (0.38)       $      1.29        $     (1.29)
                                                               ===========        ===========        ===========        ===========

o   Effective  September 30, 2004, the Company acquired,  through its subsidiary
    M-tron Industries,  Inc., 100% of the common stock of Piezo Technology, Inc.
    (See Note D to the Condensed  Consolidated  Financial Statements.) The three month and nine month results for the period ended  September 30, 2004 do not include Piezo Technology, Inc.

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        5

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                       LYNCH CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                CONSOLIDATED STATEMENT OF CASH FLOWS -- UNAUDITED
                -------------------------------------------------
                                 (IN THOUSANDS)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                         2005             2004
                                                                                      -----------      -----------

OPERATING ACTIVITIES
Net income (loss) ................................................................     $ 2,097           $(1,934)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities:
Depreciation .....................................................................       1,050               650
Amortization of definite-lived intangible assets .................................          85               164
Gain on sale of fixed assets .....................................................         (69)             --
Gain realized on sale of marketable securities ...................................        (567)             --

Lawsuit settlement provision (Note M) ............................................         200               525
Changes in operating assets and liabilities:
  Receivables ....................................................................         734               631
  Inventories ....................................................................       1,494            (2,031)
  Accounts payable and accrued liabilities .......................................          21               816
  Other assets/liabilities .......................................................      (2,161)             (352)
                                                                                       -------           -------
Net cash provided by (used in) operating activities ..............................       2,884            (1,531)
                                                                                       -------           -------

INVESTING ACTIVITIES
Capital expenditures .............................................................        (287)             (266)
Restricted cash ..................................................................         475              --
Purchase of marketable securities ................................................        --                (754)
Proceeds from sale of fixed assets ...............................................         307              --

Proceeds from sale of marketable securities ......................................       1,348              --
Net repayment of margin liability on marketable securities .......................      (1,241)             (300)
                                                                                       -------           -------
Cash provided by (used in) investing activities ..................................         602            (1,320)
                                                                                       -------           -------

FINANCING ACTIVITIES
Net (repayments) borrowings of notes payable .....................................      (2,462)              297
Repayment of long-term debt ......................................................        (588)             (137)
Purchase of treasury stock .......................................................        (156)              (32)
Other ............................................................................         (36)             --
                                                                                       -------           -------
Net cash (used in) provided by financing activities ..............................      (3,242)              128
                                                                                       -------           -------
Increase (decrease) in cash and cash equivalents .................................         244            (2,723)
Cash and cash equivalents at beginning of period .................................       2,580             3,981
                                                                                       -------           -------
Cash and cash equivalents at end of period .......................................     $ 2,824           $ 1,258
                                                                                       =======           =======

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.  SUBSIDIARIES OF THE REGISTRANT

As of September 30, 2005, the Subsidiaries of the Registrant are as follows:

                                                        Owned by Lynch
                                                     --------------------

Lynch Systems, Inc..................................       100.0%
M-tron Industries, Inc..............................       100.0%
        M-tron Industries, Ltd......................       100.0%
        Piezo Technology, Inc.......................       100.0%
                Piezo Technology India Private Ltd.         99.9%

B.  BASIS OF PRESENTATION

    The accompanying  unaudited condensed consolidated financial statements have been prepared in accordance with generally  accepted  accounting  principles for interim financial information and with the instructions to Form 10-Q and Article
10 of Regulation  S-X.  Accordingly,  they do not include all of the information and footnotes required by generally accepted accounting  principles for complete financial statements. In the opinion of management,  all adjustments (consisting of normal recurring accruals)  considered necessary for a fair presentation have been included. Operating results for the three month and nine month period ended
September  30, 2005 are not  necessarily  indicative  of the results that may be expected for the year ending December 31, 2005.

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

    On April 14, 2005, the Securities and Exchange Commission  announced that it would  provide for a phased-in  implementation  process for SFAS No. 123R.  This ruling  effectively  delayed the  Company's  adoption of the standard  until the first quarter of 2006.  The Company will continue to evaluate the  provisions of
SFAS No. 123R to determine its impact on its financial  condition and results of operations. See (Note J) for current pro-forma disclosure.

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

    The following is the final allocation of the purchase price to the estimated fair value of assets acquired and liabilities  assumed for the PTI  acquisition.
The allocation is based on  management's  estimates,  including the valuation of the fixed and intangible assets by independent third-party appraisers.

                                                                  (in thousands)
Assets:
------
Cash .......................................................         $ 1,389
Accounts receivable ........................................           1,565
Inventories ................................................           2,485
Prepaid expenses and other current assets ..................             853
Property and equipment .....................................           4,871
Intangible assets ..........................................             688
Other assets ...............................................              54
                                                                     -------
Total assets acquired ......................................         $11,904
                                                                     =======
Liabilities:
-----------
Accounts payable ...........................................         $   556
Accrued expenses ...........................................           1,468
Debt assumed by the Company ................................            1145
                                                                     -------
Total liabilities assumed ..................................           3,169
                                                                     -------
Net Assets acquired ........................................         $ 8,736
                                                                     =======

    The fair market value of net assets acquired in the PTI acquisition exceeded the  purchase  price,  resulting  in  negative  goodwill of  approximately  $4.8 million. In accordance with Statement of Financial  Accounting Standards No. 141
"Accounting  for Business  Combinations",  this negative  goodwill was allocated back to PTI's non-current  assets,  resulting in a write-down in the fair market value initially  assigned to property and equipment and intangible  assets.  The adjusted intangible assets of $688,000 consist of customer relationships,  trade name and funded  technologies,  and were  determined to have definite lives that range from two to ten years.

E.  RESTRICTED CASH

    At September  30, 2005 and  December 31, 2004,  the Company had $650,000 and
$1,125,000,  respectively,  of  Restricted  Cash that secures a Letter of Credit issued by Bank of America to the First  National Bank of Omaha as collateral for its M-tron subsidiary's loans.

F.  INVESTMENTS

    The following is a summary of marketable  securities  (investments)  held by the Company (IN THOUSANDS):

                                                 Gross       Gross     Estimated
                                               Unrealized  Unrealized    Fair
Equity Securities                      Cost      Gains       Losses      Value
--------------------------------      ------   ----------  ----------  ---------

September 30, 2005 .............      $1,991     $1,128        --       $3,119
December 31, 2004 ..............      $2,774     $  835        --       $3,609

    The Company has a margin  liability  against this  investment of $325,000 at
September  30, 2005 and of $1,566,000 at December 31, 2004 which must be settled upon the  disposition  of the  related  securities  whose fair value is based on quoted market prices.  The Company has designated these investments as available for sale  pursuant to  Statement  of  Financial  Accounting  Standards  No. 115,
"Accounting for Certain Investments in Debt and Equity Securities".

FAIR VALUE OF FINANCIAL INSTRUMENTS - INTEREST RATE SWAP HEDGING

    The Company  has an  interest  rate swap  agreement  to reduce the  interest exposure  on the $3.0  million RBC Term Loan that is  described  in Note H. This agreement  eliminates the variability of cash flows in the interest payments for
100% of the total  variable-rate  term loan  effectively  changing the Company's exposure from a variable interest rate to a fixed interest rate.

    The Company has designated the agreement as a cash flow hedge.  The critical terms of the swap and the term loan  coincide  (notional  amount,  interest rate reset  dates,  maturity/expiration  date  and  underlying  index)  the  hedge is expected to exactly offset changes in expected cash flows due to fluctuations in the LIBOR Base Rate over the term of the loan. Accordingly,  this swap qualifies for the  short-cut  method and  therefore  changes in the fair value of the swap will recorded directly in the other comprehensive  income and no ineffectiveness will be recorded directly in other  comprehensive  income and no ineffectiveness will be recorded in interest expense.  At September 30, 2005 there was no change in fair value and no entry was recorded relating to the interest rate swap.

G.  INVENTORIES

    Inventories  are stated at the lower of cost or market  value.  At September
30, 2005, inventories were valued by two methods: last-in, first-out (LIFO) 50%, and  first-in,  first-out  (FIFO) 50%. At December  31, 2004,  inventories  were valued by the same two methods: LIFO - 47%, and FIFO - 53%.

                                                 September 30,      December 31,
                                                     2005               2004
                                                 -------------      ------------
                                                         (in thousands)
Raw materials ..............................        $2,339            $2,308
Work in process ............................         2,511             3,763
Finished goods .............................         1,509             1,781
                                                    ------            ------
  Total Inventories ........................        $6,358            $7,852
                                                    ======            ======

    Current costs exceed LIFO value of  inventories by $1,135,000 and $1,110,000 at September 30, 2005 and December 31, 2004, respectively

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
MtronPTI's credit facility includes an unsecured parent Company guarantee and is supported by a $650,000  Letter of Credit that is secured by a $650,000  deposit at Bank of America (see Note E - "Restricted Cash").

    On June 30, 2005,  MtronPTI renewed its credit agreement with First National
Bank of Omaha  extending  the due date to May 31,  2006.  MtronPTI's  short-term credit  facility  totals $5.5  million,  of which $3.9 million was available for future borrowings.

    On June 29, 2005,  Lynch Systems  entered into an extension  agreement  with
SunTrust  Bank to extend the due date of it credit  agreement  until  August 31,
2005. Lynch Systems $7.0 million  short-term credit facility was reduced to $4.3 million in  accordance  with the  extension  agreement,  of which  $200,000  was available  for letters of credit.  The  extension  agreement  also calls for the acceleration of the existing Lynch Systems term loan from August, 2013 to August
31, 2005. On August 29, 2005,  Lynch Systems  entered into a first  amendment to the  extension  agreement,  dated August 25, 2005 to extend until  September 30,
2005 the due date of indebtedness. At September 30, 2005, there were outstanding

Letters of Credit of  $282,000  and  borrowings  of  $756,000  under the working capital line and $390,000 under the term loan.  Lynch Systems has entered into a new loan  agreement  with Branch  Banking and Trust  ("BB&T"),  see  "SUBSEQUENT
EVENTS". These loans include an unsecured parent company guarantee.

    On  May  12,  2005,  Venator  Merchant  Fund,  L.P.  made a  loan  to  Lynch
Corporation  in the amount of $700,000  due  September  11, 2005 or within seven days after  demand by  Venator.  Venator is an  investment  limited  partnership controlled by Lynch's Chairman of the Board, Marc Gabelli. On September 8, 2005,
Lynch Corporation entered into a Letter Agreement extending the maturity date of its Promissory Note in the principal amount of $700,000 to Venator Merchant Fund
L.P  ("Venator").  The maturity date of the Promissory  Note,  which was to have been  September  11,  2005 or within  seven days after  demand by  Venator,  was changed to November 10, 2005 or within  seven days after demand by Venator.  The loan was approved by the Audit Committee of the Board of Directors of Lynch.

    On September  30, 2005,  MtronPTI  entered  into a Loan  Agreement  with RBC
Centura  Bank("RBC").  The Loan  Agreement  provides for a loan in the amount of
$3,040,000 (the "RBC Term Loan"), the proceeds of which were used to pay off the
$3,000,000  bridge  loan with First  National  Bank of Omaha  which had been due
October 2005. The RBC Term Loan bears interest at LIBOR Base Rate plus 2.75% and is to be repaid in monthly  installments  based on a twenty  year  amortization, with the then remaining principal balance to be paid on the fifth anniversary of the RBC Term Loan. The RBC Term Loan is secured by a mortgage on PTI's premises.
In  connection  with  this RBC Term  Loan,  MtronPTI  entered  into a  five-year interest  rate swap from which it will  receive  periodic  payments at the LIBOR
Base Rate and make  periodic  payments  at a fixed  rate of 7.51%  with  monthly settlement and rate reset dates.
                                                                                        September 30,  December 31,
                                                                                        -------------  ------------
                                                                                            2005           2004
                                                                                            ----           ----
Notes payable consists of:                                                                     (in thousands)

Mtron bank  revolving  loan at variable  interest rates (greater of prime or 4.5%;
   6.75% at September 30, 2005), due May, 2006                                              $1,639         $3,557
Lynch Systems working capital revolving loan at variable interest rates,  (LIBOR
   + 2%; 6.69% at September 30, 2005), due September, 2005                                     756          2,000
Venator  promissory note at a fixed interest rate of 8% at September 30, 2005,
   due November 10, 2005                                                                       700           --
                                                                                            ------         ------
                                                                                            $3,095         $5,557
                                                                                            ======         ======

Long-term debt consists of:
                                                                                        September 30,  December 31,
                                                                                        -------------  ------------
                                                                                            2005           2004
                                                                                            ----           ----
Long-term debt:                                                                                (in thousands)
Mtron  commercial  bank term loan at variable  interest  rates (7.00% at September
   30, 2005), due April, 2007                                                              $   514        $   686
Yankton Area Progressive Growth loan at 0% interest                                           --               50
South Dakota Board of Economic  Development  at a fixed rate of 3%, due
  December, 2007                                                                               265            273
Yankton  Areawide  Business  Council loan at a fixed  interest  rate of 5.5%,  due
   November, 2007                                                                               76             83
Lynch Systems term loan at a fixed interest rate of 5.5%, due December, 2005                   390            427
Mtron bridge loan at variable interest rates (greater of prime or 4.5%)                       --            3,000
Mtron term loan at variable  interest rates (greater of prime plus 50 basis points
   or 4.5%; 7.25% at September 30, 2005), due October, 2007                                  1,694          1,943
MtronPTI  RBC term  loan at  variable  interest  rates  (LIBOR  + 2.75%;  6.59% at
   September 30, 2005), due October, 2010                                                    3,040           --
Rice University Promissory Note at a fixed interest rate of 4.5%, due August, 2009             277            345
Smythe Estate Promissory Note at a fixed interest rate of 4.5% due August, 2009                160            197
                                                                                            ------         ------
                                                                                             6,416          7,004
Current maturities                                                                          (1,212)        (3,842)
                                                                                            ------         ------
                                                                                           $ 5,204        $ 3,162
                                                                                            ======         ======

I.  LONG-TERM CONTRACTS AND WARRANTY EXPENSE

    Lynch Systems, a 100% wholly-owned  subsidiary of the Company, is engaged in
the  manufacture  and  marketing  of  glass-forming   machines  and  specialized
manufacturing  machines.  Certain  sales  contracts  require an advance  payment
(usually  30% of the  contract  price)  which  is  accounted  for as a  customer advance.  The contractual  sales prices are paid either (i) as the manufacturing process  reaches  specified  levels of  completion or (ii) based on the shipment date or (iii)  negotiated  terms of sale.  Guarantees by letter of credit from a qualifying financial institution are required for most sales contracts.  Because of the  specialized  nature of these  machines  and the period of time needed to complete  production and shipping,  Lynch Systems  accounts for these  contracts using the  percentage-of-completion  accounting  method  as costs  are  incurred compared to total estimated project costs (cost-to-cost basis). At September 30,
2005 and December 31, 2004,  unbilled  accounts  receivable  were $1,480,000 and
$2,507,000, respectively.

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

                                                                                (in thousands)
    Balance, December 31, 2004 .................................................    $ 466
    Warranties issued during the period ........................................      230
    Settlements made during the period .........................................     (237)
    Changes in liabilities for pre-existing warranties during the period,
      including expirations ....................................................     --
                                                                                    -----
    Balance, September 30, 2005 ................................................    $ 459
                                                                                    =====

J.  EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY

    On May 26, 2005, the Company's  shareholders approved amendments to the 2001
Equity  Incentive  Plan to increase the total number of shares of the  Company's
Common Stock  available for issuance  from 300,000 to 600,000  shares and to add provisions  that require  terms and  conditions of awards to comply with section
409A of the  Internal  Revenue Code of 1986.  Also on May 26, 2005,  the Company
granted  options to purchase  120,000  shares of Company common stock to certain employees and  directors of the Company at $13.17 per share.  These options were anti-dilutive  and have  lives of up to ten years.  As of  September  30,  2005, options to purchase 300,000 shares are outstanding and fully vested.

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

                                                                                         Three Months Ended    Nine Months Ended
                                                                                           September 30,         September 30,
                                                                                     -----------------------------------------------
                                                                                          2005         2004      2005      2004
                                                                                     -----------------------------------------------
                                                                                           (in thousands, except share amounts)
                                                                                           ------------------------------------

Net income (loss) as reported .......................................................   $     696   $  (566)   $ 2,097    $  (1,934)
Deduct: Total stock based employee compensation
  expense determined under fair value based method for
  all awards, net of related tax effect .............................................        --         (39)      (222)        (116)
                                                                                        ---------   -------    -------    ---------
Pro-forma net income (loss) .........................................................   $     696   $  (605)   $ 1,875    $  (2,050)
                                                                                        =========   =======    =======    =========
Basic & diluted income (loss) per share:
As reported .........................................................................   $    0.43   $ (0.38)   $  1.29    $   (1.29)
Pro forma ...........................................................................   $    0.43   $ (0.40)   $  1.15    $   (1.37)

    The net  income  (loss) as  reported  in each  period  did not  include  any stock-based compensation.

K.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

    Total comprehensive  income was $684,000 in the three months ended September
30, 2005, compared to a total comprehensive loss of $897,000 in the three months ended  September 30, 2004.  Included in total  comprehensive  income (loss) were unrealized  gains on available  for sale  securities  of $59,000 and  unrealized losses of  $331,000  in the three  months  ended  September  30,  2005 and 2004, respectively.

    Total comprehensive income was $2,352,000 in the nine months ended September
30,  2005,  compared to a total  comprehensive  loss of  $1,954,000  in the nine months ended September 30, 2004. Included in total  comprehensive  income (loss)
were  unrealized  gains  on  available  for  sale  securities  of  $292,000  and unrealized  losses of $20,000 in the nine months  ended  September  30, 2005 and
2004, respectively.

                                                                     Three Months Ended            Nine Months Ended
                                                                       September 30,                 September 30,
                                                                  ------------------------      ------------------------
                                                                    2005           2004           2005           2004
                                                                  ---------      ---------      ---------      ---------

Net income (loss) as reported ..............................       $   696        $  (566)       $ 2,097        $(1,934)
Foreign currency translation ...............................           (71)          --              (37)          --
Unrealized (loss) gain on available for sale securities ....            59           (331)           292            (20)
                                                                   -------        -------        -------        -------
Total comprehensive income (loss) ..........................       $   684        $  (897)       $ 2,352        $(1,954)
                                                                   =======        =======        =======        =======

    The components of accumulated  other  comprehensive  income,  net of related tax, at September 30, 2005 and December 31, 2004,  and September 30, 2004 are as
follows:

                                                                September 30,   December 31,   September 30,
                                                                    2005            2004           2004
                                                                -------------   ------------   -------------

Balance beginning of period ................................       $   849        $   291        $   291
Foreign currency translation ...............................           (37)            14           --
Unrealized gain on available for-sale securities ...........           292            544            (20)
                                                                   -------        -------        -------
Accumulated other comprehensive income .....................       $ 1,104        $   849        $   271
                                                                   =======        =======        =======

L.  SEGMENT INFORMATION

    The Company has two reportable  business  segments:  1) glass  manufacturing equipment  business,  which  represents the operations of Lynch Systems,  and 2)
frequency  control devices (quartz  crystals and  oscillators)  which represents products manufactured and sold by MtronPTI.  The Company's foreign operations in
Hong Kong and India are under the control of MtronPTI.

    Operating  profit  (loss)  is equal to  revenues  less  operating  expenses, excluding  investment  income,  interest expense,  and income taxes. The Company allocates  a  negligible  portion  of  its  general  corporate  expenses  to its operating segments. Such allocation was $125,000 and $87,500 in the three months ending  September 30, 2005 and 2004,  respectively  and $375,000 and $262,500 in the nine months ending September 30, 2005 and 2004,  respectively.  Identifiable assets of each  industry  segment  are the  assets  used by the  segment  in its operations  excluding  general  corporate  assets.  General corporate assets are principally cash and cash equivalents,  short-term investments and certain other investments and receivables.

                                                            Three Months Ended                Nine Months Ended
                                                              September 30,                     September 30,
                                                        --------------------------        --------------------------
                                                          2005             2004             2005             2004
                                                        --------         --------         --------         --------
REVENUES
Glass manufacturing equipment - USA                     $    394         $    132         $  1,460         $    465
Glass manufacturing equipment - Foreign                    1,358            3,079            8,567            6,196
                                                        --------         --------         --------         --------
Total Glass manufacturing equipment                        1,752            3,211           10,027            6,661

Frequency control devices - USA                            5,303            2,026           14,994            6,215
Frequency control devices - Foreign                        3,690            3,020           11,232            8,929
                                                        --------         --------         --------         --------
Total Frequency control devices                            8,993            5,046           26,226           15,144
                                                        --------         --------         --------         --------
Consolidated total revenues                             $ 10,745         $  8,257         $ 36,253         $ 21,805

OPERATING PROFIT (LOSS)
Glass manufacturing equipment                           $   (518)        $     17         $  1,330         $   (505)
Frequency control devices                                    540              114            1,757              583
                                                        --------         --------         --------         --------
Total manufacturing                                           22              131            3,087               78

Unallocated Corporate expense                               (538)            (647)          (1,375)          (1,824)
                                                        --------         --------         --------         --------
Consolidated total operating profit (loss)              $   (516)        $   (516)        $  1,712         $ (1,746)

OTHER PROFIT (LOSS)
Investment income                                       $    583         $      6         $    600         $     14
Interest expense                                            (217)             (63)            (610)            (176)
Other income (expense)                                       (12)              23               68               45
                                                        --------         --------         --------         --------
Consolidated total profit (loss) before taxes           $   (162)        $   (550)        $  1,770         $ (1,863)
                                                        ========         ========         ========         ========

CAPITAL EXPENDITURES
Glass manufacturing equipment                           $   --           $     61         $     16         $     74
Frequency control devices                                    100               21              270              192
General Corporate                                           --               --                  1             --
                                                        --------         --------         --------         --------
Consolidated total capital expenditures                 $    100         $     82         $    287         $    266
                                                        ========         ========         ========         ========

TOTAL ASSETS
Glass manufacturing equipment                                                             $  9,176         $ 10,939
Frequency control devices                                                                   16,688           18,810
General Corporate                                                                            4,323            3,671
                                                                                          --------         --------
Consolidated total assets                                                                 $ 30,187         $ 33,420
                                                                                          ========         ========

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
INC., AND LYNCH CORPORATION,  U.S. BANKRUPTCY COURT,  DISTRICT OF MAINE, CHAPTER
11, ADV.  PRO. NO.  02-2007,  PACE LOCAL 1-1069 V. LYNCH  CORPORATION  AND LYNCH
SYSTEMS, INC. CUMBERLAND COUNTY SUPERIOR COURT, CV-2001-00352; AND MAINE SUPREME
JUDICIAL COURT, LAW DOCKET NO. CUM-04-682

    On or about June 26, 2001, in  anticipation  of the July 15, 2001 closure of
Spinnaker's  Westbrook,  Maine  facility,  Plaintiff PACE Local 1-1069  ("PACE")
filed a three count complaint in Cumberland County Superior Court, CV-2001-00352 naming the following Defendants:  Spinnaker Industries, Inc., Spinnaker Coating,
Inc., and Spinnaker Coating-Maine, Inc. (collectively, the "Spinnaker Entities")
and the Company. The complaint alleged that under Maine's Severance Pay Act both the  Spinnaker  Entities  and the Company  would be liable to pay  approximately
$1,166,000 severance pay in connection with the plant closure. Subsequently, the
Spinnaker  Entities filed for relief under Chapter 11 of the Bankruptcy Code and the action proceeded against the Company on the issue of whether the Company has liability to PACE's members under the Maine Severance Pay Act.

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

    Both PACE and the Company have appealed to the Maine Supreme Judicial Court.
The  Company  filed its brief on April 4, 2005.  PACE filed its brief on May 18,
2005.  Lynch filed its Reply Brief on June 9, 2005. On September  13, 2005,  the
Maine  Supreme  Court  heard  oral  argument.  The Court has not yet  issued its decision. Management does not believe that the resolution of this case will have a material adverse effect on the Company's  consolidated financial condition and
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

    In September, 2003, the Court granted Lynch Interactive's motion to transfer the action to the  Southern  District of New York and in  September,  2004,  the
Court  issued a ruling  denying  defendants'  motion to refer the  issues in the action to the FCC.  In  December,  2004,  the  defendants  filed a motion in the
United States  District  Court for the District of Columbia to compel the FCC to provide information  subpoenaed by them in order to conduct their defense.  This motion  was  denied  in May,  2005 and the  defendants  have both  appealed  the decision and  requested a final agency  action in order to seek review under the
Administrative Procedures Act. In the mean-time, fact discovery is substantially complete  and both the  plaintiff  and the  defendants  have  moved for  summary judgment on a variety of grounds.  In November  2005,  with  respect to one such motion for partial summary  judgment on the issue of damages based on resales of licenses, the court ruled that such damages were not permissible.

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

N.  INCOME TAXES

    The Company files consolidated  federal income tax returns.  The Company has
approximately   $2,600,000  net  operating  loss  ("NOL")  carry-forward  as  of
September 30, 2005. This NOL expires in 2026 if not utilized prior to that date.

O.  GUARANTEES

    The Company presently guarantees  (unsecured) the SunTrust Bank loans of its subsidiary,  Lynch Systems.  The Company  presently  guarantees  (unsecured) the
First  National  Bank  of  Omaha  loans  of its  subsidiary,  MtronPTI,  and has guaranteed  a Letter of Credit  issued  to the First  National  Bank of Omaha on behalf of its  subsidiary,  MtronPTI (see Note H - "Indebtedness  Debt").  As of
September 30, 2005,  the $650,000  Letter of Credit issued by Bank of America to
The First  National  Bank of Omaha was secured by a $650,000  deposit at Bank of
America. (See Note E - "Restricted Cash", also see "Subsequent Events".)

    There  were  no  other  financial,   performance,   indirect  guarantees  or
indemnification agreements.

P.  SUBSEQUENT EVENTS

    Effective  October 6, 2005, Lynch Systems entered into a loan agreement (the
"BB&T Loan Agreement") with Branch Banking and Trust Company ("BB&T").  The BB&T
Loan Agreement  provides for a line of credit in the maximum principal amount of
$3,500,000. This line of credit replaces the working capital revolving loan that
Lynch  Systems  had with  SunTrust  Bank,  which  loan  expired  by its terms on
September 30, 2005. Borrowings under the Loan Agreement bear interest at the One
Month LIBOR Rate plus 2.75% and accrued  interest is payable on a monthly basis, with the principal  balance due to be paid on the first  anniversary of the Loan
Agreement.

    The BB&T Loan  Agreement  contains a variety  of  affirmative  and  negative covenants of types customary in an asset-based lending facility, including those relating to  reporting  requirements,  maintenance  of records,  properties  and corporate existence,  compliance with laws, incurrence of other indebtedness and liens,  restrictions  on certain  payments and  transactions  and  extraordinary corporate  events.  The BB&T Loan  Agreement also contains  financial  covenants relating to maintenance of levels of minimal tangible net worth, a debt to worth ratio, and restricting the amount of capital expenditures. In addition, the BB&T
Loan  Agreement  provides that the following will  constitute  events of default thereunder, subject to certain grace periods: (i) payment defaults; (ii) failure to meet reporting requirements; (iii) breach of other obligations under the BB&T
Loan Agreement;  (iv) default with respect to other material  indebtedness;  (v)
final  judgment  for a  material  amount  not  discharged  or  stayed;  and (vi)
bankruptcy or insolvency.

    On October 6, 2005, Lynch Systems entered into an Extension Agreement by and among Lynch Systems, Lynch Corporation and SunTrust Bank ("SunTrust"), to extend until  December  31, 2005 the due date of all  remaining  indebtedness  of Lynch

Systems to SunTrust.  After giving effect to the  refinancing  described  above, such  indebtedness  aggregated  $389,406,  which represents the unpaid principal balance under the term loan.

    On October 26, 2005, Lynch Corporation  announced that is has set Wednesday,
November  9,  2005,  as the  record  date for its  previously  announced  rights offering.  The  offering  will  grant  holders  of the  Company's  common  stock transferable  subscription  rights to purchase  shares of the  Company's  common stock at a  subscription  price of  $7.25  per  share.  The  subscription  price represents a discount of 37% from $11.51,  the average of the closing  prices of our common  shares over the 30 trading day period  ended  October 25, 2005 and a discount of 28% from $10.00,  the closing  price of our common shares on October
25, 2005.

    Under the terms of the offering,  holders of the Company's common stock will be  entitled  to one  transferable  subscription  right for each share of common stock held on the record  date,  November 9, 2005.  Every three such rights will entitle the  shareholder  to subscribe  for one common  share at a  subscription price of $7.25 per share. The basic subscription rights will be transferable. If any holders of  subscription  rights do not  exercise  their basic  subscription rights in full, the Company will permit  stockholders  on the record date who do exercise their basic subscription rights in full to subscribe for up to an equal number of additional  shares at the same  subscription  price per share.  In the event of  oversubscription,  the additional common shares will be allocated on a pro rata basis.

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

INVENTORY VALUATION

    Inventories  are  stated at the lower of cost or market  value.  Inventories valued using the last-in,  first-out (LIFO) method comprised  approximately  50%
and 50% of consolidated inventories at September 30, 2005 and December 31, 2004, respectively. The balance of inventories are valued using the first-in-first-out
(FIFO) method. If actual market conditions are more or less favorable than those projected  by  management,  including  the demand for our  products,  changes in technology, internal labor costs and the costs of materials,  adjustments may be required.

REVENUE RECOGNITION AND ACCOUNTING FOR LONG-TERM CONTRACTS

    Revenues, with the exception of certain long-term contracts discussed below, are recognized  upon shipment when title passes.  Shipping costs are included in manufacturing cost of sales.

    Lynch  Systems,  a 100% owned  subsidiary of the Company,  is engaged in the
manufacture   and   marketing  of   glass-forming   machines   and   specialized
manufacturing  machines.  Certain  sales  contracts  require an advance  payment
(usually  30% of the  contract  price)  which  is  accounted  for as a  customer advance.  The contractual  sales prices are paid either (i) as the manufacturing process reaches  specified  levels of completion;  or (ii) based on the shipment date; or (iii) negotiated  terms of sale.  Guarantees by Letter of Credit from a qualifying financial institution are required for most sales contracts.  Because of the  specialized  nature of these  machines  and the period of time needed to complete  production and shipping,  Lynch Systems  accounts for these  contracts using the  percentage-of-completion  accounting  method  as costs  are  incurred compared to total estimated project costs (cost-to-cost basis). At September 30,
2005, and December 31, 2004,  unbilled  accounts  receivable were $1,480,000 and
$2,507,000 respectively.

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

                                                                              (in thousands)
    Balance, December 31, 2004 ..............................................     $ 466
    Warranties issued during the period .....................................       230
    Settlements made during the period ......................................      (237)
    Changes in liabilities for pre-existing warranties during the period,
      including expirations .................................................      --
                                                                                  -----
    Balance, September 30, 2005 .............................................     $ 459
                                                                                  =====

RESULTS OF OPERATIONS
THIRD QUARTER
THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO SEPTEMBER 30, 2004

CONSOLIDATED REVENUES AND GROSS MARGIN

    Consolidated  revenues for the third quarter 2005 increased $2.4 million, or
29%, to $10.7 million from $8.3 million for the  comparable  period in 2004. The increase came from MtronPTI,  including the contribution of the PTI acquisition, which was partially offset by a decline at Lynch Systems.

    Revenues at MtronPTI increased by $4.0 million,  or 80%, to $9.0 million for the third quarter 2005 from $5.0 million for the comparable  period in 2004. The increase  was due to the  contribution  of PTI,  which  was  acquired  effective
September 30, 2004.

    Revenues at Lynch Systems decreased by $1.4 million, or 44%, to $1.8 million for the third quarter 2005 from $3.2 million for the comparable  period in 2004.
The decrease was primarily due to lower  revenues for glass press machines which was partially offset by higher revenues for CRT machines.  At September 30, 2005 the $4.9 million  backlog is comprised of glass press  machine  orders and parts and does not contain any CRT machine orders.

    The  consolidated  gross  margin as a  percentage  of revenues for the third quarter increased to 27.6%, compared to 23.3% for the comparable period in 2004.
Both MtronPTI and Lynch Systems experienced higher margins as compared to 2004.

    MtronPTI's  gross margin as a percentage of revenues for the third  quarter,
increased  to  29.2%  from  23.1%  for  the  comparable   period  in  2004.  The
contribution  from PTI,  combined with selective price increases and operational efficiencies resulted in the improved gross margin rates.

    Lynch  Systems'  gross  margin as a  percentage  of  revenues  for the third quarter,  increased to 24.7% from 23.6% for the  comparable  period in 2004. The margin  improvement  was primarily due to higher margin sales of CRT machines in the third quarter of 2005.

OPERATING PROFIT (LOSS)

    The  operating  loss of $516,000 for the third quarter 2005 was equal to the operating loss for the comparable period in 2004.

     The  operating  profit at MtronPTI  increased  $426,000 to $540,000 for the third  quarter  2005  from  $114,000  for the  comparable  period  in 2004.  The operating profit improvement was primarily due to the significant sales increase and improvements in gross margin, which was partially offset by higher operating expenses  resulting  from the  addition  of PTI,  which was  acquired  effective
September 30, 2004.

    The operating loss at Lynch Systems increased  $435,000 to an operating loss of $418,000 for the third  quarter 2005 from an operating  profit of $17,000 for the  comparable  period in 2004. The operating loss resulted from lower revenues for the third quarter and higher engineering expenses.

    Corporate expenses decreased $109,000 to $538,000 for the third quarter 2005 from $647,000 for the  comparable  period in 2004. The decline was primarily due to lower other operating  expenses and lower  compensation  costs due to a bonus expense of $130,000 for prior management  recorded in the third quarter of 2004.
This decline was partially  offset by a $200,000  lawsuit  settlement  provision recorded in the third quarter of 2005 compared to a $100,000 lawsuit  settlement provision recorded in the third quarter of 2004.

OTHER INCOME (EXPENSE), NET

    Investment income increased  $577,000 to $583,000 for the third quarter 2005 from $6,000 for the comparable  period in 2004 due to a $567,000 gain on sale of marketable securities.

    Interest expense  increased  $154,000 to $217,000 for the third quarter 2005 from $63,000 for the comparable period in 2004,  primarily due to an increase in debt  outstanding  resulting  from the  acquisition  of PTI,  the Venator  loan, borrowings at Lynch Systems and higher interest rates.

    Other  expense  was  $12,000 for the third  quarter  2005  compared to other income of $23,000 for the comparable period in 2004.

INCOME TAXES

    The Company files  consolidated  federal income tax returns,  which includes all subsidiaries.

    The income tax benefit for the third quarter 2005 included federal,  as well as state,  local,  and foreign taxes offset by  provisions  made for certain net operating  loss  carryforwards  that may not be fully  realized.  The income tax benefit  also  includes a  non-recurring  reduction  to an income tax reserve of
$716,000 in the third quarter  2005,  which was  originally  provided for during
2001.

NET INCOME (LOSS)

    Net income for the third quarter 2005 was $696,000 compared to a net loss of
$566,000 in the comparable period in 2004. As a result, fully diluted income per share for the third quarter 2005 was $0.43 compared to a loss of $0.38 per share for the comparable period in 2004.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO SEPTEMBER 30, 2004

CONSOLIDATED REVENUES AND GROSS MARGIN

    Consolidated  revenues for the nine month period  ending  September 30, 2005 increased  $14.5  million,  or 67%, to $36.3  million from $21.8 million for the comparable  period in 2004.  The  significant  increase came from both MtronPTI, including the contribution of the PTI acquisition, and Lynch Systems.

    Revenues at MtronPTI  increased by $11.1  million,  or 74%, to $26.2 million for the nine month period  ending  September 30, 2005 from $15.1 million for the comparable period in 2004. The increase was primarily due to the contribution of
PTI, which was acquired effective September 30, 2004.

    Revenues  at Lynch  Systems  increased  by $3.3  million,  or 49%,  to $10.0 million for the nine month period  ending  September  30, 2005 from $6.7 million for the  comparable  period in 2004.  The increase was primarily due to sales of large CRT machines in 2005.  At September  30, 2005 the $4.9 million  backlog is comprised of glass press  machine  orders and parts and does not contain any CRT machine orders.

    The consolidated gross margin as a percentage of revenues for the nine month period ending  September 30, 2005 increased to 32.4%,  compared to 22.2% for the comparable  period in 2004. Both MtronPTI and Lynch Systems  experienced  higher margins as compared to 2004.

    MtronPTI's  gross  margin as a  percentage  of  revenues  for the nine month period  ending  September  30,  2005  increased  to  29.4%  from  24.4%  for the comparable  period in 2004. The contribution  from PTI,  combined with selective price  increases and  operational  efficiencies  resulted in the improved  gross margin rates.

    Lynch  Systems'  gross margin as a percentage of revenues for the nine month period  ending  September  30,  2005  increased  to  40.4%  from  26.0%  for the comparable  period in 2004. The increase was primarily due to sales of large CRT machines, which carry higher gross margins, in 2005.

OPERATING PROFIT (LOSS)

    The operating  profit  increased $3.4 million,  to $1.7 million for the nine month period ended September 30, 2005 from an operating loss of $1.7 million for the comparable period in 2004.

    The operating profit at MtronPTI  increased $1.2 million to $1.8 million for the nine month period ended  September 30, 2005 from $583,000 for the comparable period in 2004.  The  operating  profit  improvement  was  primarily  due to the significant sales increase and improvements in gross margin, which was partially offset by higher  operating  expenses  resulting from the addition of PTI, which was acquired effective September 30, 2004.

    The operating profit at Lynch Systems increased $1.8 million to $1.3 million for the nine month period  ended  September  30, 2005 from a $505,000  operating loss  for the  comparable  period  in 2004.  The  operating  profit  improvement resulted from higher gross margins.

    Corporate  expenses  decreased  $0.4  million,  to $1.4 million for the nine month period  ending  September  30, 2005 from $1.8  million for the  comparable period in 2004. The decline was primarily due to lower compensation  expense and a lawsuit settlement provision in 2005 of $200,000 compared to $525,000 in 2004.

OTHER INCOME (EXPENSE), NET

    Investment  income increased  $586,000 to $600,000 for the nine month period ended September 30, 2005 from $14,000 for the comparable period in 2004 due to a
$567,000 gain on sale of marketable securities in the third quarter 2005.

    Interest  expense  increased  $434,000 to $610,000 for the nine month period ended  September  30,  2005  from  $176,000  for the  comparable  period in 2004 primarily due to an increase in debt outstanding  resulting from the acquisition of PTI, borrowings at Lynch Systems and higher interest rates.

    Other  income  increased  $23,000 to $68,000 for the nine month period ended
September 30, 2005 from $45,000 for the comparable  period in 2004 primarily due to a $69,000  gain on the sale of a warehouse  in Orlando in the second  quarter
2005.

INCOME TAXES

    The Company files  consolidated  federal income tax returns,  which includes all subsidiaries.

    The income tax benefit for the nine month  period ended  September  30, 2005 included  federal,  as well  as  state,  local,  and  foreign  taxes  offset  by provisions  made for certain net operating  loss  carryforwards  that may not be fully realized.  The income tax benefit also includes a non-recurring  reduction to an income tax  reserve  of  $716,000  in the third  quarter  2005,  which was originally provided for during 2001.

NET INCOME (LOSS)

    Net income for the nine months  ended  September  30, 2005 was $2.1  million compared to a net loss of $1.9 million in the  comparable  period in 2004.  As a result, fully diluted income per share for the nine month period ended September
30,  2005 was $1.29  compared  to a loss of $1.29  per share for the  comparable period in 2004.

BACKLOG/NEW ORDERS

    Total  backlog of  manufactured  products  at  September  30, 2005 was $13.1 million,  a $4.5 million  decline  compared to the backlog at December 31, 2004, and $0.2 million increase from the backlog at June 30, 2005.

    MtronPTI had backlog  orders of $8.2 million at September  30, 2005 compared to $7.7 million at December 31, 2004 and $7.6 million at June 30, 2005.  Backlog increased  $0.5 million from December 31, 2004 and  increased  $0.6 million from
June 30, 2005.

    Lynch  Systems  had backlog  orders of $4.9  million at  September  30, 2005 compared to $9.9 million at December 31, 2004 and $5.3 million at June 30, 2005.
Backlog  decreased  $5.0  million from  December  2004 due to sales of large CRT machines in 2005 and decreased $0.4 million from June 30, 2005.

FINANCIAL CONDITION

    At September 30, 2005,  the Company had current  assets of $22.1 million and current liabilities of $12.8 million. At September 30, 2005, working capital was
$9.3 million,  compared to $4.0 million at December 31, 2004 and $2.4 million at
September 30, 2004. The ratio of current assets to current  liabilities was 1.73 to 1.00 at September  30, 2005;  1.19 to 1.00 at December 31, 2004;  and 1.11 to
1.00 ratio at September 30, 2004.

    Cash provided by operating  activities was approximately $2.9 million in the nine  months  ended  September  30,  2005,  compared  to cash used in  operating activities of approximately  $1.5 million in the nine months ended September 30,
2004. The year to year  favorable  change in operating cash flow of $4.4 million was  primarily  due to net  income of $2.1  million  for the nine  months  ended
September  30, 2005  compared to a net loss of $2.0  million for the  comparable period  in  2004  and  changes  in  inventory  and  other  liabilities.  Capital expenditures were $287,000 in the nine months ended September 30, 2005, compared to $266,000 in the nine months ended September 30, 2004.

    At September  30, 2005,  the  Company's  total cash,  cash  equivalents  and investments in marketable  securities (before margin liability) was $6.6 million
(including  $650,000 of  restricted  cash)  compared to $7.3 million  (including
$1,125,000 of restricted cash) at December 31, 2004.

    Total debt of $9.5 million at September  30, 2005 was $3.1 million less than the amount  outstanding at December 31, 2004 and $4.4 million more than the debt at September  30, 2004.  Debt  outstanding  at September  30, 2005 included $1.9 million of fixed rate debt at an average interest rate of 5.8%, and $7.6 million of variable rate debt at an average interest rate of 7.2%.

    Pursuant to an  Unconditional  Guaranty  for Payment  and  Performance,  the
Company  has  guaranteed  to  First  National  Bank of  Omaha  the  payment  and performance  of its  subsidiaries'  obligations  under  the Loan  Agreement  and ancillary  agreements  and  instruments.  The Company has guaranteed a Letter of
Credit issued to the First  National Bank of Omaha on behalf of its  subsidiary,
MtronPTI. As of September 30, 2005, the $650,000 Letter of Credit issued by Bank of America to The First National Bank of Omaha was secured by a $650,000 deposit at Bank of America.

    The   outstanding   obligations   under  the  various  loan  agreements  are
collateralized   by  security   interests   in  the  assets  of  the   operating
subsidiaries.  The loan agreements contain a variety of affirmative and negative covenants of types  customary in an  asset-based  lending  facilities.  The loan agreements also contain financial covenants relating to maintenance of levels of minimal tangible net worth and working capital, and current,  leverage and fixed charge ratios, restricting the amount of capital expenditures.

    On June 30, 2005,  MtronPTI  renewed its Revolving  Loan with First National
Bank of Omaha extending the due date to May 31, 2006. At September 30, 2005, the
Company had $3.9 million  available  for future  borrowings  under the Revolving
Loan.  The Revolving  Loan bears  interest at the greater of prime rate or 4.5%.
The Term Loan bears  interest at the greater of prime rate plus 50 basis points, or 4.5%, and is to be repaid in monthly  installments of $37,514,  with the then remaining  principal  balance  plus  accrued  interest  to be paid on the  third anniversary of the Loan Agreement.  On September 30, 2005 the $3,000,000  Bridge
loan was paid off from the proceeds of the RBC Term Loan.

    On June 29, 2005,  Lynch Systems  entered into an extension  agreement  with
SunTrust  Bank to extend the due date of it credit  agreement  until  August 31,
2005. Lynch Systems $7.0 million  short-term credit facility was reduced to $4.3 million in  accordance  with the  extension  agreement,  of which  $200,000  was available  for letters of credit.  The  extension  agreement  also calls for the acceleration of the existing Lynch Systems term loan from August, 2013 to August
31, 2005. On August 29, 2005,  Lynch Systems  entered into a first  amendment to the  extension  agreement,  dated August 25, 2005 to extend until  September 30,
2005 the due date of indebtedness. At September 30, 2005, there were outstanding
Letters of Credit of  $282,000  and  borrowings  of  $756,000  under the working capital line and $390,000 under the term loan.  Lynch Systems entered into a new loan agreement with Branch Banking and Trust  ("BB&T"),  please see  "SUBSEQUENT
EVENTS".  These loans include an unsecured parent company  guarantee.  Under the terms of extension agreement Lynch Systems cannot make any cash distributions to the parent company.

    On  May  12,  2005,  Venator  Merchant  Fund,  L.P.  made a  loan  to  Lynch
Corporation  in the amount of $700,000  due  September  11, 2005 or within seven days after  demand by  Venator.  Venator is an  investment  limited  partnership controlled by Lynch's Chairman of the Board, Marc Gabelli. On September 8, 2005,
Lynch Corporation entered into a Letter Agreement extending the maturity date of its Promissory Note in the principal amount of $700,000 to Venator Merchant Fund
L.P  ("Venator").  The maturity date of the Promissory  Note,  which was to have been  September  11,  2005 or within  seven days after  demand by  Venator,  was changed to November 10, 2005 or within  seven days after demand by Venator.  The loan was approved by the Audit Committee of the Board of Directors of Lynch. The
Company does not have any  revolving  credit  facilities  at the parent  company level.

    On September  30, 2005,  MtronPTI  entered  into a Loan  Agreement  with RBC
Centura  Bank("RBC").  The Loan  Agreement  provides for a loan in the amount of
$3,040,000 (the "RBC Term Loan"), the proceeds of which were used to pay off the
$3,000,000  bridge  loan with First  National  Bank of Omaha  which had been due
October 2005. The RBC Term Loan bears interest at LIBOR Base Rate plus 2.75% and is to be repaid in monthly  installments  based on a twenty  year  amortization, with the then remaining principal balance to be paid on the fifth anniversary of the RBC Term Loan. The RBC Term Loan is secured by a mortgage on PTI's premises.
In  connection  with  this RBC Term  Loan,  MtronPTI  entered  into a  five-year interest  rate swap from which it will  receive  periodic  payments at the LIBOR
Base Rate and make  periodic  payments  at a fixed  rate of 7.51%  with  monthly settlement and rate reset dates.

RIGHTS OFFERING

    On July 1, 2005, Lynch Corporation  filed a Registration  Statement with the
Securities and Exchange Commission in connection with a proposed rights offering to its existing shareholders.

    The proposed rights offering consists of transferable rights to subscribe to
Lynch common stock.  Lynch would issue one subscription  right for each share of common stock held on the record  date.  Every three such rights will entitle the shareholder  to  subscribe  for one common  share.  The rights  also  contain an oversubscription  priviledge to subscribe for addional common shares, subject to certain terms and conditions, that are not purchased by other holders of rights.

      The rights will not be  exercisable  until the  registration  statement is declared effective.  Subscription rights in the proposed offering will be issued only to shareholders on the record date. See "SUBSEQUENT EVENTS" for information regarding  the record date and exercise  price  determined by the Lynch Board of
Directors.

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
operations.

OFF-BALANCE SHEET ARRANGEMENTS

    Aside  from the  Company's  stand-by  Letter  of  Credit  in the  amount  of
$650,000, the Company does not have any off-balance sheet arrangements.

SUBSEQUENT EVENTS

    Effective  October 6, 2005, Lynch Systems entered into a loan agreement (the
"BB&T Loan Agreement") with Branch Banking and Trust Company ("BB&T").  The BB&T
Loan Agreement  provides for a line of credit in the maximum principal amount of
$3,500,000. This line of credit replaces the working capital revolving loan that
Lynch  Systems  had with  SunTrust  Bank,  which  loan  expired  by its terms on
September 30, 2005. Borrowings under the Loan Agreement bear interest at the One
Month LIBOR Rate plus 2.75% and accrued  interest is payable on a monthly basis,

with the principal  balance due to be paid on the first  anniversary of the Loan
Agreement.

    The BB&T Loan  Agreement  contains a variety  of  affirmative  and  negative covenants of types customary in an asset-based lending facility, including those relating to  reporting  requirements,  maintenance  of records,  properties  and corporate existence,  compliance with laws, incurrence of other indebtedness and liens,  restrictions  on certain  payments and  transactions  and  extraordinary corporate  events.  The BB&T Loan  Agreement also contains  financial  covenants relating to maintenance of levels of minimal tangible net worth, a debt to worth ratio, and restricting the amount of capital expenditures. In addition, the BB&T
Loan  Agreement  provides that the following will  constitute  events of default thereunder, subject to certain grace periods: (i) payment defaults; (ii) failure to meet reporting requirements; (iii) breach of other obligations under the BB&T
Loan Agreement;  (iv) default with respect to other material  indebtedness;  (v)
final  judgment  for a  material  amount  not  discharged  or  stayed;  and (vi)
bankruptcy or insolvency.

    On October 6, 2005, Lynch Systems entered into an Extension Agreement by and among Lynch Systems, Lynch Corporation and SunTrust Bank ("SunTrust"), to extend until  December  31, 2005 the due date of all  remaining  indebtedness  of Lynch
Systems to SunTrust.  After giving effect to the  refinancing  described  above, such  indebtedness  aggregated  $389,406,  which represents the unpaid principal balance under the term loan.

    On October 26, 2005, Lynch Corporation  announced that is has set Wednesday,
November  9,  2005,  as the  record  date for its  previously  announced  rights offering.  The  offering  will  grant  holders  of the  Company's  common  stock transferable  subscription  rights to purchase  shares of the  Company's  common stock at a  subscription  price of  $7.25  per  share.  The  subscription  price represents a discount of 37% from $11.51,  the average of the closing  prices of our common  shares over the 30 trading day period  ended  October 25, 2005 and a discount of 28% from $10.00,  the closing  price of our common shares on October
25, 2005.

    Under the terms of the offering,  holders of the Company's common stock will be  entitled  to one  transferable  subscription  right for each share of common stock held on the record  date,  November 9, 2005.  Every three such rights will entitle the  shareholder  to subscribe  for one common  share at a  subscription price of $7.25 per share. The basic subscription rights will be transferable. If any holders of  subscription  rights do not  exercise  their basic  subscription rights in full, the Company will permit  stockholders  on the record date who do exercise their basic subscription rights in full to subscribe for up to an equal number of additional  shares at the same  subscription  price per share.  In the event of  oversubscription,  the additional common shares will be allocated on a pro rata basis.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The  Company is exposed to market  risk  relating  to changes in the general level of U.S.  interest  rates.  Changes in interest rates affect the amounts of interest  earned on the Company's cash  equivalents  and short-term  investments
(approximately  $3.5  million at  September  30,  2005).  The Company  generally finances the debt portion of the  acquisition of long-term  assets with variable and fixed rate,  long-term debt. In connection with the $3,040,000 RBC Term Loan the Company has entered into a cash flow hedge, this position locks the interest rate for all of the  $3,040,000  at 7.51% (the 6.59%  fixed pay rate of the swap plus  the  0.92%  differential  between  the  variable  rate of the loan and the variable rate of the swap).  There has been no significant change in market risk since December 31, 2004.

    Since the Company's  international  sales are in U.S.  Dollars,  there is no monetary risk.

    At September 30, 2005,  approximately  $7.6 million ($4.6 million  excluding the RBC Term Loan) of the  Company's  debt bears  interest  at  variable  rates.
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
INC., AND LYNCH CORPORATION,  U.S. BANKRUPTCY COURT,  DISTRICT OF MAINE, CHAPTER
11, ADV.  PRO. NO.  02-2007,  PACE LOCAL 1-1069 V. LYNCH  CORPORATION  AND LYNCH
SYSTEMS, INC. CUMBERLAND COUNTY SUPERIOR COURT, CV-2001-00352; AND MAINE SUPREME
JUDICIAL COURT, LAW DOCKET NO. CUM-04-682

    On or about June 26, 2001, in  anticipation  of the July 15, 2001 closure of
Spinnaker's  Westbrook,  Maine  facility,  Plaintiff PACE Local 1-1069  ("PACE")
filed a three count complaint in Cumberland County Superior Court, CV-2001-00352 naming the following Defendants:  Spinnaker Industries, Inc., Spinnaker Coating,
Inc., and Spinnaker Coating-Maine, Inc. (collectively, the "Spinnaker Entities")
and the Company. The complaint alleged that under Maine's Severance Pay Act both the  Spinnaker  Entities  and the Company  would be liable to pay  approximately
$1,166,000 severance pay in connection with the plant closure. Subsequently, the
Spinnaker  Entities filed for relief under Chapter 11 of the Bankruptcy Code and the action proceeded against the Company on the issue of whether the Company has liability to PACE's members under the Maine Severance Pay Act.

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

    Both PACE and the Company have appealed to the Maine Supreme Judicial Court.
The  Company  filed its brief on April 4, 2005.  PACE filed its brief on May 18,
2005.  Lynch filed its Reply Brief on June 9, 2005. On September  13, 2005,  the
Maine  Supreme  Court  heard  oral  argument.  The Court has not yet  issued its decision. Management does not believe that the resolution of this case will have a material adverse effect on the Company's  consolidated financial condition and
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

    In September, 2003, the Court granted Lynch Interactive's motion to transfer the action to the  Southern  District of New York and in  September,  2004,  the
Court  issued a ruling  denying  defendants'  motion to refer the  issues in the action to the FCC.  In  December,  2004,  the  defendants  filed a motion in the
United States  District  Court for the District of Columbia to compel the FCC to provide information  subpoenaed by them in order to conduct their defense.  This motion  was  denied  in May,  2005 and the  defendants  have both  appealed  the decision and  requested a final agency  action in order to seek review under the
Administrative Procedures Act. In the mean-time, fact discovery is substantially complete  and both the  plaintiff  and the  defendants  have  moved for  summary judgment on a variety of grounds.  In November  2005,  with  respect to one such motion for partial summary  judgment on the issue of damages based on resales of licenses, the court ruled that such damages were not permissible.

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

ITEM 2.  ISSUER PURCHASE OF ITS EQUITY SECURITIES

                                                                                                Maximum Number (or
                                                                          Total Number of       Approximate Dollar
                                                                        Shares Purchased as      Value) of Shares
                                                                         Part of Publicly         that May Yet Be
                                Total Number of    Average Price Paid   Announced Plans or      Purchased Under the
          Period               Shares Purchased         per Share            Programs            Plans or Programs
----------------------------  ------------------  --------------------  -------------------   -----------------------

July 1, 2005 -
July 31, 2005..............         7,400             $  10.4961               7,400              33,000 Shares
August 1, 2005 -
August 31, 2005............         1,500             $  10.0633               1,500              31,500 Shares
September 1, 2005 -
September 30, 2005.........          --                  --                    --                 31,500 Shares
                             ----------------------------------------------------------------------------------------
           Total                    8,900             $  10.4231               8,900              31,500 Shares
                             ========================================================================================

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

    As of September 30, 2005, the Company has  repurchased  18,500 shares in the amount of $187,761,  at an average price of $10.1492 per share and 31,500 shares remain available for purchase under this program.

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

                                                 LYNCH CORPORATION
                                                 (Registrant)

November  10, 2005                               By: /s/ EUGENE HYNES
                                                     ---------------------------
                                                     Eugene Hynes
                                                     Principal Financial Officer

                                  EXHIBIT INDEX

Exhibit
No.                                  Description
-------                              -----------

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

