Form 10-K
period 2005-12-31
LYNCH CORP
filed 2006-03-29
CIK 61004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    ---------

                                    FORM 10-K

                                  ANNUAL REPORT
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X]  ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934

     FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2005
                                -----------------

                                       OR

[ ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(D) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from _______________ to _____________

     COMMISSION FILE NUMBER: 1-106

                                LYNCH CORPORATION
                                -----------------
             (Exact name of Registrant as Specified in Its Charter)

                      INDIANA                       38-1799862
                      -------                       ----------
                  (State or other                     (I.R.S.
                   jurisdiction of                    Employer
                  Incorporation or                 Identification
                   Organization)                        No.)

                 140 GREENWICH AVE,
                      4TH FL,
                    GREENWICH,
                    CONNECTICUT                         06830
                    -----------                         -----
               (Address of Principal                 (Zip Code)
                 Executive Offices)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (203) 622-1150
                                                         --------------

     SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                             NAME OF EACH EXCHANGE ON
           TITLE OF EACH CLASS                   WHICH REGISTERED
           -------------------             -------------------------
              Common Stock,                 American Stock Exchange
             $0.01 Par Value

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark if the Registrant is a well-known  seasoned  issuer, as defined in Rule 405 of the Securities Act. Yes [ ]  No [X]

     Indicate by check mark if the  Registrant  is not  required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ]  No [X]

     Indicate by check mark  whether the  registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of
1934  during  the  preceding  12 months  (or for such  shorter  period  that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent  filers pursuant to Item
405 of Regulations S-K is not contained  herein,  and will not be contained,  to the best of the  registrant's  knowledge,  in  definitive  proxy or  information statements  incorporated  by  reference  in Part  III of this  Form  10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an  accelerated  filer (as defined in Exchange Act Rule 12b-2). Yes [ ]  No [X]

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large  accelerated  filer" in Rule 12b-2 of the Exchange  Act.  (Check one): Large accelerated filer___ Accelerated filer___ Non-accelerated filer X

     Indicate  by check mark  whether  the  Registrant  is a shell  company  (as
defined in Rule 12b-2 of the Act).   Yes [ ]  No [X]

     The aggregate  market value of voting and non-voting  common equity held by
non-affiliates   of  the  Registrant  (based  upon  the  closing  price  of  the
Registrant's  Common  Stock on the American  Stock  Exchange on June 30, 2005 of
$8.30 per share) was $8.3 million.  (In determining this figure,  the Registrant has assumed that all of the Registrant's  directors and officers are affiliates.
This  assumption  should not be deemed a  determination  or an  admission by the
Registrant that such individuals are, in fact, affiliates of the Registrant.

     The  number of  outstanding  shares of the  registrant's  common  stock was
2,154,702 as of March 21, 2006.

     DOCUMENTS  INCORPORATED BY REFERENCE:  Certain portions of the registrant's definitive  Proxy Statement for the 2006 Annual Meeting of  Shareholders,  which will be filed with the Securities and Exchange  Commission not later than May 1,
2006, are incorporated by reference in Part III of this Report.

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
Systems").  The combined  operations  of Mtron and PTI are referred to herein as
"Mtron/PTI."

     The  Company's  business  development  strategy  is to expand its  existing operations through internal growth and merger and acquisition opportunities.  It may  also,  from  time to time,  consider  the  acquisition  of other  assets or businesses that are not related to its present  businesses.  As used herein, the
Company includes subsidiary corporations.

Mtron/PTI

     OVERVIEW

     Mtron/PTI,  the  result  of  the  acquisition  of PTI  by  Mtron  effective
September 30, 2004, is a designer,  manufacturer and marketer of custom designed electronic components that are used primarily to control the frequency or timing of signals in  electronic  circuits.  Its  devices,  which are  commonly  called frequency control devices,  crystals, crystal oscillators or electronic filters, are used extensively in infrastructure  equipment for the telecommunications and network equipment  industries.  Its devices are also used in electronic  systems
for  military   applications,   avionics,   medical  devices,   instrumentation,
industrial devices and global positioning systems.

     Mtron/PTI's  frequency control devices consist of packaged quartz crystals, crystal oscillators and electronic  filters.  Our products produce an electrical signal that has the following attributes:

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

     Mtron/PTI has more than 40 years of experience designing, manufacturing and marketing crystal based frequency  control  products.  Its customers rely on the skills of Mtron/PTI's  engineering  and design team to help them solve frequency control  problems  during all phases of their  products' life cycles,  including product design, prototyping, manufacturing and subsequent product improvements.

     SELECTED FINANCIAL INFORMATION

     For  financial  reporting  purposes,   Mtron/PTI  comprises  the  Company's
"frequency  control  devices"  segment.  For  information  about this  segment's revenues,  profit or loss,  and total  assets for each of the last three  fiscal years,  please see Note 12 "Segment  Information" to the Company's  Consolidated
Financial Statements.

     Mtron/PTI'S OBJECTIVES

     Mtron/PTI's  intends  to build on the  strength  of its core  expertise  in
packaged  quartz  crystal   oscillator   technologies   and  electronic   filter
technologies   to  become  the   supplier  of  choice  to   original   equipment
manufacturers that supply equipment with high-performance timing needs.

     Mtron/PTI  intends to  increase  its  investment  in  technical  resources, including  design and  engineering  personnel,  to enable it to provide a higher level  of  design  and  engineering  support  to  its  customers  and  potential customers.  It believes that technical participation with its original equipment manufacturer  customers in the early stages of their design process will lead to
Mtron/PTI's  frequency  control  devices being designed into their products more regularly.

     Mtron/PTI  has  a  long-standing   relationship   with  offshore   contract
manufacturers  who have added  capacity  on its  behalf.  Mtron/PTI's  near term objective is to reduce the time it takes to manufacture its products, which will result in better service to its customers.

     Mtron/PTI intends to design, manufacture and sell devices that offer higher frequencies  or greater  precision than its current  products.  It also plans to expand its  offering  of  integrated  timing  systems to offer  complete  timing subsystems to its customers. It intends to achieve this through a combination of focused  research  and  development  and  strategic  acquisitions,  if they  are appropriate.

     Mtron/PTI   believes  that  it  can  significantly   enhance  its  business
opportunities by acquiring technology, product portfolios and/or customer bases.
Some of these may offer  immediate  sales  opportunities,  while others may meet longer  term  objectives.  It plans to  pursue  these  opportunities  by  making strategic acquisitions or by acquiring or licensing technology.

     PRODUCTS

     Mtron/PTI's  products  are high  quality,  reliable,  technically  advanced frequency  control  devices,  including  packaged quartz  crystals,  oscillators incorporating  those crystals and electronic  filter products.  The October 2002 acquisition  of  "Champion"  provided  Mtron/PTI an entry to the timing  modules market.  The  September  2004  acquisition  of PTI provided  Mtron/PTI  with its families of very high  precision  oven-controlled  crystal  oscillators  and its electronic filter products.

     Mtron/PTI  designs and produces a wide range of packaged  quartz  crystals, quartz crystal based  oscillators  and electronic  filter  products.  There is a variety of features  in its product  family.  The  Packaged  Crystal is a single crystal in a  hermetically  sealed  package and is used by electronic  equipment manufacturers,  along with their own electronic circuitry,  to build oscillators for frequency control in their electronic  devices.  The Clock Oscillator is the simplest of its oscillators.  It is a self-contained  package with a crystal and electronic  circuitry  that is  used  as a  subsystem  by  electronic  equipment manufacturers  to provide  frequency  control  for their  devices.  The  Voltage
Controlled Crystal  Oscillator (VCXO) is a variable  frequency  oscillator whose frequency can be changed by varying the control voltage to the  oscillator.  The
Temperature  Compensated  Crystal  Oscillator  (TCXO)  is  a  stable  oscillator
designed  for  use  over  a  range  of  temperatures.   Oven-Controlled  Crystal
Oscillators are designed to produce a much higher level of stability over a wide range of operating  conditions with very low phase noise. The Electronic Filters use either crystal technology or precise  manufacturing of  inductive/capacitive circuits to provide  filters with carefully  defined  capabilities to filter out unwanted  portions of a timing  signal.  This variety of features in Mtron/PTI's product  family  offers the designers at electronic  equipment  manufacturers  a range of options as they create the needed performance in their products.

     Currently,  Mtron/PTI's  oscillator products operate at frequencies ranging from 2 kilohertz to over 2.5 gigahertz,  which constitute most of the oscillator frequencies  that are now in use in its target  markets.  It offers  crystal and inductive/capacitive  filters with central  frequencies from a Direct Current to
15 gigahertz.  However,  many of its products,  through  amplification  or other means,  are  ultimately  incorporated  into  products  that  operate  at  higher frequencies.

     Mtron/PTI's  products  are  employed  in numerous  applications  within the communications  industry,  including  computer and telephone  network  switches,
high-speed   gigabit   Ethernet,   modems,   wireless    transmitters/receivers,
multiplexers,   data  recovery/regeneration  devices,  fiber  channel  networks,
repeaters,   data   transceivers,   line  interface  devices  and  base  station
controllers.  Its products  are  incorporated  into end products  that serve all elements of the communications industry.

     The  crystals,  oscillators  and filters  intended  for  non-communications
applications  are  found  in  military   applications  for   communications  and
armaments.  Avionics  applications  include ground and flight  control  systems.
Industrial  applications are in security systems,  metering systems,  electronic test instruments and industrial control systems.  Mtron/PTI's  products are also used in medical  instrumentation  applications,  as well as in various  computer peripheral equipment such as storage devices,  printers, modems, monitors, video cards and sound cards.

     Mtron/PTI's  timing module,  an electronic  subsystem,  is a  pre-assembled circuit  that  integrates  several  different  functions  into a small,  single, self-contained module for control of timing in a circuit.  Today, timing modules are  frequently  used for the  synchronization  of  timing  signals  in  digital circuits, particularly in wireless and optical carrier network systems.

     MANUFACTURING

     Mtron/PTI has manufacturing  facilities in Yankton, South Dakota,  Orlando,
Florida  and Noida,  India.  It has  established  long-term  relationships  with several  contract  manufacturers  in  Asia.  Approximately  14%  of  Mtron/PTI's
revenues in 2005 were attributable to one such contract  manufacturer located in both Korea and China. While Mtron/PTI does not have written long-term agreements with  this  contract  manufacturer,  Mtron/PTI  believes  that  it  occasionally receives  preferential  treatment on production  scheduling  matters.  Mtron/PTI maintains a rigorous  quality  control system and is an ISO 9001/2000  qualified manufacturer.  Mtron/PTI's Hong Kong subsidiary (Mtron Industries, Limited) does not manufacture, but acts as a buying agent, regional warehouse, quality control and sales representative for its parent company.

     RESEARCH AND DEVELOPMENT

     At December  31, 2005,  Mtron/PTI  employed 30  engineers  and  technicians primarily  in South Dakota and Florida who devote most of their time to research
and  development.   Its  research  and  development  expense  was  approximately
$2,408,000,  $1,089,000  and  $600,000  in 2005,  2004 and  2003,  respectively.
Mtron/PTI  expects to increase its spending on research and development by up to
15% during 2006.

     CUSTOMERS

     Mtron/PTI markets and sells its frequency control devices primarily to:

          o    original equipment  manufacturers of communications,  networking, military, avionics, instrumentation and medical equipment;
          o    contract manufacturers for original equipment manufacturers; and
          o    distributors  who sell to original  equipment  manufacturers  and contract manufacturers.

     In 2005,  an  electronics  manufacturing  services  company  accounted  for approximately 14% of Mtron/PTI's revenues, compared to approximately 18% and 12%
for  Mtron/PTI's  largest  customer  in 2004 and  2003,  respectively.  No other customer accounted for more than 10% of its 2005 revenues. Revenues from its ten largest customers  accounted for approximately 63% of revenues in 2005, compared to approximately 48% and 40% of revenues for 2004 and 2003, respectively.

     DOMESTIC REVENUES

     Mtron/PTI's domestic revenues were $19,078,000,  $12,096,000 and $7,282,000 for 2005, 2004 and 2003, respectively.

     INTERNATIONAL REVENUES

     Mtron/PTI's  international  revenues  were  $15,973,000,   $11,317,000  and
$7,901,000 for 2005, 2004 and 2003, representing  approximately 46%, 48% and 52%
of its revenues for 2005, 2004 and 2003,  respectively.  In 2005, these revenues included  approximately 9% from customers in Canada, 24% from customers in Asia,
7% from customers in Western  Europe and 5% from customers in Mexico.  Mtron/PTI has  increased  its  international  sales  efforts  by adding  distributors  and manufacturers'  representatives  in Western  Europe and Asia. The Company avoids currency exchange risk by transacting  substantially all international  revenues in United States dollars.

     BACKLOG

     Mtron/PTI had backlog orders of $8,906,000 at December 31, 2005 compared to
$7,647,000  at December 31, 2004.  Mtron/PTI's  backlog may not be indicative of future revenues, because of its customers' ability to cancel orders.

     COMPETITION

     Frequency control devices are sold in a highly competitive industry.  There are  numerous  domestic  and  international  manufacturers  who are  capable  of providing  custom designed quartz crystals,  oscillators and electronic  filters comparable  in quality and  performance  to  Mtron/PTI's  products.  Competitors
include  Vectron   International   (a  division  of  Dover   Corporation),   CTS
Corporation,  K&L (a division of Dover  Corporation)  and Saronix (a division of
Pericom  Semiconductor  Corporation).  Mtron/PTI  does not  operate  in the same markets as high volume manufacturers of standard products;  rather it focuses on manufacturing  lower volumes of more precise,  custom designed frequency control devices.  Many of its competitors and potential  competitors have  substantially greater financial,  engineering,  manufacturing and marketing  resources than it does. Mtron/PTI seeks to manufacture custom designed,  high performance crystals and  oscillators,  which  it  believes  it can  sell  competitively  based  upon performance,  quality,  order  response  time and a high  level  of  engineering support.

     INTELLECTUAL PROPERTY

     Mtron/PTI has no patents,  trademarks or licenses that are considered to be important to Mtron/PTI's business or operations. Rather, Mtron/PTI believes that its  technological  position depends  primarily on the technical  competence and creative  ability of its  engineering  and  technical  staff in areas of product
design  and  manufacturing   processes  as  well  as  proprietary  know-how  and
information.

LYNCH SYSTEMS

     OVERVIEW

     Lynch Systems designs, develops,  manufactures and markets a broad range of
manufacturing   equipment  for  the   electronic   display  and  consumer  glass
industries.  Lynch Systems also produces  replacement parts for various types of packaging  and glass  container-making  machines  that  Lynch  Systems  does not manufacture.  Lynch Systems is concentrating its efforts on developing its glass forming  machinery  business  segment.  While Lynch  Systems'  cathode-ray  tube business segment remains an important  component of its business,  Lynch Systems anticipates declining demand for products based on such technology.

     SELECTED FINANCIAL INFORMATION

     For financial  reporting  purposes,  Lynch Systems  comprises the Company's
"glass  manufacturing  equipment" segment.  For information about this segment's revenues,  profit or loss,  and total  assets for each of the last three  fiscal years,  please see Note 12 "Segment  Information" to the Company's  Consolidated
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

     Within the consumer glass industry, Lynch has defined the market into three distinct groups having potential for our equipment as follows: 1) customers with growth  potential  (sales  driven),  2) customers  in a "stagnant"  market (cost driven) and 3) new customer base (i.e. container market).

     Lynch Systems is currently  developing and marketing  products to appeal to these three groups, which include a new low-cost feeder and shear; a new machine designed  to produce  press and blow  glass  articles  with an  in-line  modular concept; and gob weight controls and inspection systems.

     PRODUCTS AND MANUFACTURING

     Lynch Systems manufactures and installs forming equipment that sizes, cuts, and forms tableware such as glass tumblers,  plates,  cups,  saucers,  pitchers, architectural  glass block,  industrial  lighting,  commercial optical glass and automobile  lenses.  Lynch Systems also manufactures  glass-forming  presses and electronic  controls to provide  high-speed  automated systems to form different sizes of face panels and CRT display tubes for  television  screens and computer monitors, including presses to build large screen televisions for the HDTV (high definition  television)  market.  Additionally,  Lynch Systems  manufactures and installs,  electronic controls and retrofit systems for CRT display and consumer glass presses.

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

     To further  expand  Lynch  Systems'  Tableware  product  lines,  additional product  lines have been  acquired  through  royalty  partnerships  with leading industry  concerns.  In 1999,  Lynch  Systems  acquired  the H-28 Press and Blow machine from Emhart Glass SA. This high production  machine  produces both round and geometric  design Tumblers and is now marketed by Lynch Systems as the LH-28 with numerous Electronic Control  improvements.  In accordance with the terms of the  agreement,  Lynch  Systems is  obligated  to pay Emhart a royalty of 13% on parts sales up to  $2,000,000  a year,  a 5% royalty  rate on all parts sales in excess of  $2,000,000,  and 5% on all machine sales  through 2008. In 2000,  the
Eldred  product  line of Burnoff  Machines,  used to fire finish the rims of the
H-28  Tumblers,  and  four-color  Decorating  Machines  were  acquired  by Lynch
Systems.  In  accordance  with the  terms of the  agreement,  Lynch  Systems  is obligated to pay Eldred a royalty of 10% on sales up to $300,000 per year and 8%
royalty on sales  over  $300,000  per year until  2010.  All  Tableware  capital equipment requires moulds in the production of any article.  In 2002,  agreement was reached  with  Merkad  Glassware  Mould,  Ltd.,  a producer of high  quality moulds,  to represent and distribute  moulds throughout North and South America.
Lynch Systems has no contractual obligations to Merkad.

     RESEARCH AND DEVELOPMENT

     Research  and  development  expense was  $97,000,  $104,000 and $180,000 in
2005,  2004 and 2003,  respectively.  Lynch  Systems  expects  to  increase  its spending on research and development by up to 50% during 2006.

     CUSTOMERS

     Lynch  Systems  has  historically  had a small  number  of  customers.  One customer  (though not the same one in each year)  accounted for 46%, 36% and 27%
of Lynch Systems' revenues for 2005, 2004 and 2003, respectively.

     DOMESTIC REVENUES

     Lynch Systems' domestic revenues were $1,992,000, $1,114,000 and $3,677,000 for 2005, 2004 and 2003, respectively.

     INTERNATIONAL REVENUES

     Lynch  Systems'  international  revenues were  $9,140,000,  $9,307,000  and
$9,109,000 for 2005,  2004 and 2003,  respectively,  representing  approximately
82%, 89% and 71% of its revenues for those years.  International revenues in the past three years mainly derived from customers in Indonesia, China, South Korea,
Lithuania and the Netherlands.  The  profitability of international  revenues is approximately  equivalent to that of domestic  revenues.  As many  international orders  require  partial  advance  deposits,  with the balance  often secured by irrevocable  letters of credit  from banks in the foreign  country,  the Company believes that most of the credit risks commonly  associated  with doing business in  international  markets are minimized.  The Company avoids currency  exchange risk by  transacting  substantially  all  international  sales in United  States dollars.

     BACKLOG

     Lynch  Systems had an order  backlog of  $4,954,000  at December  31, 2005, compared to $9,927,000 at December 31, 2004.  Backlog  decreased due to shipment of large CRT machines in 2005. Most of Lynch Systems'  $4,954,000  backlog as of
December 31, 2005 is scheduled to be delivered in 2006.  Lynch Systems  includes as backlog  only those  orders that are  subject to written  contract or written purchase orders.

     COMPETITION

     Lynch Systems believes that in the worldwide press ware market it is one of the largest  suppliers of consumer ware forming machines to glass companies that do not  manufacture  their  own press  ware  machines.  Competition  is based on service,  performance and technology.  Competitors  include various companies in
Italy,   Japan,  Korea  and  Germany.   Several  of  the  largest  domestic  and
international   producers  of  glass  press  ware  frequently  build  their  own glass-forming machines and produce spare parts in-house.

     RAW MATERIALS

     Raw materials are generally  available to Lynch Systems in adequate  supply from a number  of  suppliers.  The price of steel,  a major  component  of glass forming  machinery,  has  increased  due to high demand.  Lynch Systems has been required to absorb a portion of that price  increase with little ability to pass price increases along to our customers.

     INTELLECTUAL PROPERTY

     Lynch Systems owns patents and  proprietary  know-how that are important to its business and the maintenance of its competitive position. Its most important patent is for a rotary  glass-molding  press  with  cushioned  trunnion  mounted hydraulic drive, expiring October, 2012.

                 ----------------------------------------------

EMPLOYEES

     As of December 31, 2005,  the Company  employed 355 people,  including 6 in
Hong Kong, 2 in Germany and 9 in India.  None of its employees is represented by a labor union and the Company considers its employee relations to be good.

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

ENVIRONMENTAL

     The European Union recently issued its Restriction of Hazardous  Substances
Directive (the "RHSD").  Mtron/PTI has began to make appropriate  adjustments in its materials and  manufacturing,  and expects to be fully compliant  within the time  frame  provided.  As a  result  of the  RHSD,  Mtron/PTI  has  experienced increased costs, mainly in the form of managing the transition.

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

CUSTOMERS

     In 2005, the largest single  customer  accounted for 11.2% of  consolidated revenues,  while the next  largest  customer  represented  11.0%.  In 2004,  the largest single customer accounted for 12.2% of consolidated revenues,  while the next largest  customer  represented  10.9%. In 2003, the largest single customer accounted  for 12% of  consolidated  revenues,  while the next largest  customer represented 10%.

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

EXECUTIVE OFFICERS OF THE COMPANY

     Pursuant to General  Instruction G (3) of Form 10-K,  the following list of executive officers of the Company is included in Part I of this Annual Report on
Form 10-K in lieu of being  included in the Proxy  Statement for the 2006 Annual
Meeting  of  Shareholders.  Such  list  sets  forth  the  names  and ages of all executive  officers of the Company indicating all positions and offices with the
Company held by each such person and each such person's principal occupations or employment during the past five years.

NAME                                               OFFICES AND POSITIONS HELD                                  AGE
----                                               --------------------------                                  ---

Marc Gabelli...............   Chairman  (September  2004 to present) and  Director  (May 2003 to  May 2004) of  38
                              Lynch  Corporation;  Managing  director (1996  to 2004) and President (2004  to present) of Gabelli Group Capital Partners, Inc., the parent company of Gabelli
                              Asset  Management,  Inc.,  a private  corporation  which  makes investments for its  own account;  President  of Gemini  Capital  Management  LLC; President of
                              Venator Merchant Fund, LP.

John C. Ferrara............   President  and  Chief  Executive  Officer  (October  2004 to  present) of Lynch   54
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

Eugene Hynes...............   Vice President of Finance  (September  2004 to present) of  Lynch  Corporation;   40
                              Vice President and Controller of Space Holding  Corporation (1999 to September
                              2004);  Manager  Financial  Planning  and  Analysis  of  Golden  Books  Family
                              Entertainment, Inc. (1998-1999).

     The executive  officers of the Company are elected annually by the Board of
Directors at its organizational meeting and hold office until the organizational meeting in the next year and until their  respective  successors are elected and qualify.

ITEM 1A.   RISK FACTORS

     YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE INVESTING IN
OUR PUBLICLY  TRADED  SECURITY.  THE RISKS DESCRIBED BELOW ARE NOT THE ONLY ONES
FACING  US.  ADDITIONAL  RISKS NOT  CURRENTLY  KNOWN TO US OR THAT WE  CURRENTLY
BELIEVE  ARE  IMMATERIAL  ALSO  MAY  IMPAIR  OUR  BUSINESS  OPERATIONS  AND  OUR
LIQUIDITY.

     WE HAVE INCURRED  OPERATING  LOSSES IN TWO OF THE PAST THREE YEARS AND FACE
UNCERTAINTY IN OUR ABILITY TO SUSTAIN OPERATING PROFITS IN THE FUTURE.

     We have  incurred  operating  losses  in two of the past  three  years.  We suffered  operating  losses  of  $2,888,000  and  $832,000  in  2004  and  2003, respectively.  While we achieved an operating  profit of  $1,178,000 in 2005, we are  uncertain  whether  we will be able to  sustain  operating  profits  in the future.

     IF WE ARE UNABLE TO SECURE NECESSARY FINANCING,  WE MAY NOT BE ABLE TO FUND
OUR OPERATIONS OR STRATEGIC GROWTH.

     In order to achieve our strategic business  objectives,  we may be required to seek  additional  financing.  We may be unable to renew our  existing  credit facilities or obtain new financing on acceptable terms, or at all. Under certain of our  existing  credit  facilities,  we are  required  to obtain the  lenders'
consent for most additional  debt financing and to comply with other  covenants, including specific financial ratios. For example, we may require further capital to continue to develop our technology and infrastructure and for working capital purposes.  In addition,  future  acquisitions  would likely  require  additional equity and/or debt financing.  Our failure to secure additional  financing could have a material adverse effect on our continued development or growth.

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

     YOUR ABILITY TO INFLUENCE  CORPORATE  DECISIONS MAY BE LIMITED  BECAUSE OUR
PRINCIPAL SHAREHOLDERS OWN IN THE AGGREGATE 41% OF OUR COMMON STOCK.

     Our principal shareholders currently own in the aggregate approximately 41%
of our outstanding common stock. These shareholders may be able to determine who will be  elected to our board of  directors  and to  control  substantially  all matters requiring  approval by our  shareholders,  including  mergers,  sales of assets and approval of other  significant  corporate  transactions,  in a manner with  which  you may not agree or that may not be in your  best  interest.  This concentration  of stock ownership may adversely affect the trading price for our common stock because  investors often perceive  disadvantages in owning stock in companies with controlling shareholders.

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

     COMPLIANCE  WITH  CHANGING  REGULATION OF CORPORATE  GOVERNANCE  AND PUBLIC
DISCLOSURE WILL EITHER REQUIRE US TO INCUR ADDITIONAL  EXPENSES OR CEASE TO BE A
REPORTING COMPANY.

     Keeping abreast of, and in compliance with, changing laws,  regulations and standards relating to corporate governance and public disclosure,  including the
Sarbanes-Oxley  Act of 2002,  new SEC  regulations  and American  Stock Exchange rules,  will require an increased  amount of  management  attention and external resources.  We would be required to invest  additional  resources to comply with evolving  standards,  which would result in increased general and administrative
expenses   and   a   diversion   of   management   time   and   attention   from
revenue-generating activities to compliance activities.

     Our Board of Directors  may determine  that it is in the best  interests of shareholders  to  eliminate  or reduce such expense by ceasing to be a reporting company for purposes of the  Securities  Exchange Act of 1934,  as amended.  One commonly used method,  subject to shareholder  approval,  is to effect a reverse share split to reduce the number of shareholders  to fewer than 300,  permitting termination of registration.  Under this method,  shareholders who own less than
one  whole  common  share   following  the  reverse  split  would  cease  to  be
shareholders and would receive a cash payment for their fractional shares. After a reverse  split,  there might be no  established  trading market for our common shares,  although  we expect  that our  common  shares may then be quoted on the
"pink sheets."

     WE MAY BE EXPOSED TO LIABILITY AS A RESULT OF BEING NAMED AS A DEFENDANT IN
A LAWSUIT  BROUGHT UNDER THE SO-CALLED "QUI TAM" PROVISIONS OF THE FEDERAL FALSE
CLAIMS ACT.

     The Company, Lynch Interactive Corporation, which was formed via a tax-free spin-off from Lynch  Corporation on September 1, 1999 ("Lynch  Interactive") and
various  other parties are  defendants in a lawsuit  brought under the so-called
"qui tam"  provisions  of the  federal  False  Claims Act in the  United  States
District Court for the District of Columbia.  The main allegation in the case is that the defendants participated in the creation of "sham" bidding entities that allegedly defrauded the U.S. Treasury Department by improperly  participating in
Federal   Communications   Commission  spectrum  auctions  restricted  to  small
businesses, and obtained bidding credits in other spectrum auctions allocated to
"small" and "very small" businesses. The lawsuit seeks to recover an unspecified amount  of  damages,  which  amount  would be  automatically  tripled  under the statute.  Although Lynch Interactive is contractually  bound to indemnify us for any  losses  or  damages  we may  incur  as a  result  of  this  lawsuit,  Lynch
Interactive  may lack the capital  resources to do so. As a result,  we could be held liable and forced to pay a significant amount of damages without recourse.

     WE DO NOT  ANTICIPATE  PAYING CASH  DIVIDENDS  ON OUR COMMON  SHARES IN THE
FORESEEABLE FUTURE.

     We anticipate that all of our earnings will be retained for the development of our business.  The Board of Directors has adopted a policy of not paying cash dividends on our common shares. The Company also has restrictions under our debt agreements which limit our ability to pay dividends. We do not anticipate paying cash dividends on our common shares in the foreseeable future.

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

     OUR  BUSINESSES  ARE  CYCLICAL.  A  DECLINE  IN  DEMAND  IN THE  ELECTRONIC
COMPONENT AND GLASS COMPONENT  INDUSTRIES MAY RESULT IN ORDER  CANCELLATIONS AND
DEFERRALS AND LOWER AVERAGE SELLING PRICES FOR OUR PRODUCTS.

     Our subsidiaries  sell to industries that are subject to cyclical  economic changes. The electronic component and glass component industries in general, and specifically  the Company,  could  experience  a decline in product  demand on a global basis,  resulting in order  cancellations and deferrals and lower average selling  prices.  A slowing  of  growth in the  demand  for  components  used by
telecommunications   infrastructure   manufacturers   and   newer   technologies
introduced in the glass display industry could lead to a decline.  If a slowdown occurs, it may continue and may become more pronounced.

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

     Mtron/PTI'S  BACKLOG  MAY NOT BE  INDICATIVE  OF  FUTURE  REVENUES  AND MAY
ADVERSELY AFFECT OUR BUSINESS.

     Mtron/PTI's   backlog   comprises  orders  that  are  subject  to  specific
production release orders under written contracts,  oral and written orders from customers with which Mtron/PTI has had  long-standing  relationships and written purchase  orders from sales  representatives.  Mtron/PTI's  customers  may order components  from  multiple  sources to ensure  timely  delivery  when backlog is particularly  long and may cancel or defer orders without  significant  penalty.
They often cancel orders when business is weak and inventories are excessive,  a phenomenon that Mtron/PTI experienced in the most recent economic slowdown. As a result,  Mtron/PTI's backlog as of any particular date may not be representative of actual revenues for any succeeding period.

     Mtron/PTI RELIES UPON ONE CONTRACT  MANUFACTURER FOR A SIGNIFICANT  PORTION
OF ITS FINISHED  PRODUCTS,  AND A DISRUPTION  IN ITS  RELATIONSHIP  COULD HAVE A
NEGATIVE IMPACT ON Mtron/PTI'S REVENUES.

     In 2005,  approximately  14% of  Mtron/PTI's  revenue was  attributable  to finished products that were manufactured by an independent contract manufacturer located in both Korea and China.  We expect this  manufacturer  to account for a smaller but substantial  portion of Mtron/PTI's  revenues in 2006 and a material portion of Mtron/PTI's  revenues for the next several years.  Mtron/PTI does not have a  written,  long-term  supply  contract  with this  manufacturer.  If this manufacturer  becomes unable to provide products in the quantities needed, or at acceptable  prices,  Mtron/PTI  would have to identify  and  qualify  acceptable replacement  manufacturers  or  manufacture  the  products  internally.  Due  to specific  product  knowledge and process  capability,  Mtron/PTI could encounter difficulties  in  locating,  qualifying  and  entering  into  arrangements  with replacement manufacturers. As a result, a reduction in the production capability or financial viability of this manufacturer, or a termination of, or significant interruption in, Mtron/PTI's relationship with this manufacturer,  may adversely affect Mtron/PTI's results of operations and our financial condition.

     Mtron/PTI  PURCHASES  CERTAIN KEY COMPONENTS FROM SINGLE OR LIMITED SOURCES
AND COULD LOSE SALES IF THESE SOURCES FAIL TO FULFILL OUR NEEDS.

     If single source  components  were to become  unavailable  on  satisfactory terms, and could not obtain comparable replacement components from other sources in a timely manner, our business,  results of operations and financial condition could be harmed. On occasion, one or more of the components used in our products have become unavailable,  resulting in unanticipated redesign and related delays in  shipments.  We cannot  assure you that similar  delays will not occur in the future. Our suppliers may be impacted by compliance to environmental regulations including RoHS & WEEE,  which could affect our continued supply of components or cause additional costs for us to implement new components into our manufacturing process.

     Mtron/PTI'S  PRODUCTS ARE COMPLEX AND MAY CONTAIN  ERRORS OR DESIGN  FLAWS,
WHICH COULD BE COSTLY TO CORRECT.

     When we release new products,  or new versions of existing  products,  they may contain undetected or unresolved errors or defects.  Despite testing, errors or defects may be found in new products or upgrades  after the  commencement  of commercial  shipments.  Undetected  errors and design flaws have occurred in the past and could occur in the future. These errors could result in delays, loss of market acceptance and sales, diversion of development  resources,  damage to our reputation,  legal action by our customers, failure to attract new customers and increased service costs.

     CONTINUED  MARKET  ACCEPTANCE  OF  Mtron/PTI'S  PACKAGED  QUARTZ  CRYSTALS,
OSCILLATOR  MODULES AND ELECTRONIC  FILTERS IS CRITICAL TO OUR SUCCESS,  BECAUSE
FREQUENCY CONTROL DEVICES ACCOUNT FOR NEARLY ALL OF Mtron/PTI'S REVENUES.

     Virtually  all of  Mtron/PTI's  2005 and 2004  revenues  came from sales of frequency control devices, which consist of packaged quartz crystals, oscillator modules and electronic  filters.  We expect that this product line will continue to account for  substantially  all of Mtron/PTI's  revenues for the  foreseeable future.  Any  decline  in demand  for this  product  line or  failure to achieve continued  market  acceptance  of existing and new versions of this product line may harm Mtron/PTI's business and our financial condition.

     Mtron/PTI'S  FUTURE RATE OF GROWTH IS HIGHLY  DEPENDENT ON THE  DEVELOPMENT
AND GROWTH OF THE MARKET FOR COMMUNICATIONS AND NETWORK EQUIPMENT.

     Mtron/PTI's  business  depends  heavily  upon capital  expenditures  by the providers  of  communications  and network  services.  In 2005,  the majority of
Mtron/PTI's   revenues  was  to  manufacturers  of  communications  and  network infrastructure  equipment,  including  indirect sales through  distributors  and contract  manufacturers.  In 2006,  Mtron/PTI  expects a smaller but significant portion of its revenues to be to  manufacturers  of  communications  and network
infrastructure   equipment.   Mtron/PTI   intends  to  increase   its  sales  to
communications and network infrastructure equipment manufacturers in the future.
Communications  and  network  service  providers  have  experienced  periods  of capacity shortage and periods of excess capacity. In periods of excess capacity, communications systems and network operators cut purchases of capital equipment, including equipment that incorporates  Mtron/PTI's  products.  A slowdown in the manufacture and purchase of communications and network infrastructure  equipment could  substantially  reduce  Mtron/PTI's  net sales and  operating  results and
adversely  affect  our  financial  condition.   Moreover,   if  the  market  for
communications  or network  infrastructure  equipment fails to grow as expected,
Mtron/PTI may be unable to sustain its growth. In addition,  Mtron/PTI's  growth depends  upon the  acceptance  of its  products  by  communications  and network infrastructure equipment manufacturers.  If, for any reason, these manufacturers do not find  Mtron/PTI's  products to be  appropriate  for their use, our future growth will be adversely affected.

     COMMUNICATIONS   AND   NETWORK   INFRASTRUCTURE   EQUIPMENT   MANUFACTURERS
INCREASINGLY RELY UPON CONTRACT  MANUFACTURERS,  THEREBY DIMINISHING Mtron/PTI'S
ABILITY TO SELL ITS PRODUCTS DIRECTLY TO THOSE EQUIPMENT MANUFACTURERS.

     There is a growing trend among  communications  and network  infrastructure equipment  manufacturers  to outsource the  manufacturing  of their equipment or components.  As  a  result,  Mtron/PTI's  ability  to  persuade  these  original equipment  manufacturers  to specify our  products  has been reduced and, in the absence of a manufacturer's  specification of Mtron/PTI's  products,  the prices that Mtron/PTI can charge for them may be subject to greater competition.

     MtronPTI'S  CUSTOMERS ARE  SIGNIFICANTLY  LARGER THAN IT AND THEY MAY EXERT
LEVERAGE THAT WILL NOT BE IN THE BEST INTEREST OF MtronPTI.

     The majority of MtronPTI's  sales are to companies  that are many times its
size.  This  size  differential  may  put  MtronPTI  in  a  disadvantage   while
negotiating  contractual  terms and may result in terms that are not in the best interest of MtronPTI.  These items may include  price,  payment  terms,  product warranties and product consignment obligations.

     FUTURE  CHANGES  IN  Mtron/PTI'S  ENVIRONMENTAL  LIABILITY  AND  COMPLIANCE
OBLIGATIONS MAY INCREASE COSTS AND DECREASE PROFITABILITY.

     Mtron/PTI's manufacturing operations, products and/or product packaging are
subject  to  environmental   laws  and  regulations   governing  air  emissions,
wastewater discharges,  and the handling,  disposal and remediation of hazardous
substances,   wastes  and  other   chemicals.   In  addition,   more   stringent
environmental  regulations may be enacted in the future, and we cannot presently determine the modifications,  if any, in Mtron/PTI's  operations that any future regulations  might require,  or the cost of compliance  that would be associated with these regulations.

     THE  EUROPEAN  UNION HAS  RECENTLY  ISSUED  ITS  RESTRICTION  OF  HAZARDOUS
SUBSTANCES  DIRECTIVE ("THE RHSD"), WHICH RESTRICTS THE USE OF CERTAIN HAZARDOUS
SUBSTANCES USED IN THE CONSTRUCTION OF COMPONENT PARTS EFFECTIVE JULY 1, 2006.

     We may need to change our  manufacturing  processes,  redesign  some of our products,  and change components to eliminate these hazardous  substances in our products  in order to be able to  continue  to offer  them for sale  within  the
European Union.

     SALES OF A SIGNIFICANT  PORTION OF OUR PRODUCTS TO CUSTOMERS OUTSIDE OF THE
UNITED STATES SUBJECTS US TO BUSINESS, ECONOMIC AND POLITICAL RISKS.

     Our export  sales,  which are  primarily to Canada,  Asia,  Western  Europe accounted  for 46% of revenues  during 2005 and 48% of revenues  during 2004. We anticipate  that sales to  customers  located  outside of the United  Sates will continue to be a significant  part of our revenues for the  foreseeable  future.
Because significant portions of our sales are to customers outside of the United
States, we are subject to risks including foreign currency fluctuations,  longer payment cycles,  reduced or limited protection of intellectual  property rights, political and economic instability,  and export restrictions.  To date, very few of our  international  revenue and cost  obligations  have been  denominated  in foreign  currencies.  As a  result,  in  increase  in the value of the US dollar relative to foreign  currencies could make our products more expensive and thus, less  competitive  in foreign  markets.  We do not  currently  engage in foreign currency hedging activities, but may do so in the future to the extent that such obligations become more significant.

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

     LYNCH  SYSTEMS'  DEPENDENCE ON A FEW  SIGNIFICANT  CUSTOMERS  EXPOSES IT TO
OPERATING RISKS.

     Lynch   Systems'  sales  to  its  ten  largest   customers   accounted  for
approximately 79% and 80% of its revenues in 2005 and 2004, respectively.  Lynch
Systems' sales to its largest customer  accounted for  approximately 46% and 36%

of its  revenues  in 2005 and  2004,  respectively.  If a  significant  customer reduces,  delays or cancels its orders for any reason,  the business and results of operations of Lynch Systems would be negatively affected.

     A MULTIPLE  MACHINE  ORDER WITH A  SIGNIFICANT  CUSTOMER  IN THE  TABLEWARE
MARKET MAY NOT BE REALIZED IN FULL.

     Lynch  Systems has a  significant  order for glass  manufacturing  machines which may not be realized in full. In 2004,  Lynch Systems  signed a contract to sell five machines for a total purchase  price of  $2,350,000.  The contract was accounted for under the  percentage of completion  method.  Throughout  2004 and
2005, revenues totaling  approximately  $1,983,000 were recorded relating to the five machines based upon the percentage completed.  There was no profit recorded to date on this  contract.  In late 2005,  the first  machine was  completed and shipped.  The  installation of the machine has been delayed several times due to the customer  temporarily closing down its plant. The customer has now indicated
that the plant will open in mid 2006 and that the  machine can be  installed  at that time.  The customer has stated that when the first machine is  operational, it will pay for the first  machine  and accept  deliveries  on three  additional machines  over the  next 12 to 18  months.  Management  fully  expects  that the customer will honor its commitment;  however, the Company has provided a reserve of $350,000  against the billed  receivable,  unbilled  receivable and inventory balances at December 31, 2005.  If the customer  does not honor its  commitment, additional  provisions may be required,  based upon the ultimate  disposition of the machines.

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

                 ----------------------------------------------

ITEM 1B.   UNRESOLVED STAFF COMMENTS

         Not applicable.

ITEM 2.  PROPERTIES

     Lynch's principal executive offices are located in Greenwich,  Connecticut, under a monthly lease for approximately 1,100 square feet of office space.

     Lynch  Systems'  operations are housed in two adjacent  buildings  totaling
95,840  square  feet  situated  on 4.86  acres of land in  Bainbridge,  Georgia.
Finished  office area in the two buildings  totals  approximately  17,000 square feet.  Additionally,  the  Company has 18,604  square feet that is utilized  for warehouse and storage.  At December 31, 2005, all such properties are subject to security deeds relating to loans.

     Mtron/PTI's  operations  are located in  Yankton,  South  Dakota,  Orlando,
Florida,  India and Hong Kong. Mtron/PTI has two separate facilities in Yankton, these facilities contain approximately 51,000 square feet in the aggregate.  The manufacturing  facility that is owned by Mtron/PTI contains approximately 35,000 square  feet,  is situated on  approximately  15 acres of land and is subject to security  deeds  relating to loans.  The other  facility is leased and  contains approximately  16,000 square feet. The lease expires on September 30, 2006, with no options to extend the lease;  Mtron/PTI intends to renew the lease. Mtron/PTI has one building,  approximately 76,000 square feet, on approximately 7 acres of land in Orlando that was purchased in connection  with the  acquisition  of PTI.
Mtron/PTI has approximately  1,500 square feet of office space in Hong Kong; the lease  expires  October 5, 2006 and does not  include  renewal  options  and the
Company leases approximately 7,500 square feet of office and manufacturing space in Delhi, India.

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

     In 2002,  both PACE and the  Company  moved  for  summary  judgment  in the action.  On July 28,  2003,  the Court  issued an order  denying  the  Company's motion,  finding that there remained a disputed issue of material fact regarding one of the  Company's  primary  defenses.  The  Court  granted  partial  summary judgment  in favor of PACE to the extent  that the Court  found that the Company was the Spinnaker Entities' "parent corporation" and, therefore, the Company was an "employer" subject to potential liability under Maine's Severance Pay Act.

     On November 3, 2004, the Superior Court granted summary judgment to PACE on the second count of its complaint,  based on the Courts' earlier ruling that the
Company was the parent  corporation  of the Spinnaker  Entities.  The Court also issued a separate  order that  related to the  calculation  of damages,  largely agreeing with the Company on the appropriate  method of calculating  damages and awarded PACE  $653,018  (subsequently  modified to  $656,020) in severance  pay, which is  approximately  one-half the amount claimed by PACE. The Superior Court rejected  PACE's claim for  pre-judgment  interest,  but granted its request for attorney fees.

     Both PACE and the Company appealed to the Maine Supreme Judicial Court. The parties filed written  briefs during April and May 2005 and made oral  arguments to the Supreme  Court on  September  13, 2005.  On January 13, 2006,  before the
Supreme  Court  issued its  decision,  the Company and PACE agreed to settle the case.  The  settlement  includes  payment of a total of  $800,000 to resolve the claims of 67 workers  who lost their jobs in 2001.  The  parties  also  withdrew their  respective  appeals  pending  in the  Supreme  Court and,  therefore,  no decision was ever issued by the Court.

QUI TAM LAWSUIT

     The Company,  Lynch  Interactive and numerous other parties have been named as defendants  in a lawsuit  originally  brought  under the so-called  "qui tam"
provisions of the federal False Claims Act in the United States  District  Court
for the District of  Columbia.  The  complaint  was filed under seal in February
2001,  and the seal was lifted at the  initiative  of one of the  defendants  in
January 2002.  The Company was formally  served with the complaint in July 2002.
The  main  allegation  in the case is that the  defendants  participated  in the creation of "sham" bidding  entities that allegedly  defrauded the United States
Treasury  by  improperly  participating  in  Federal  Communications  Commission
("FCC") spectrum auctions  restricted to small businesses,  as well as obtaining
"bidding  credits" in other  spectrum  auctions  allocated  to "small" and "very small"  businesses.  While the lawsuit seeks to recover an unspecified amount of damages,  which would be subject to  mandatory  trebling  under the  statute,  a report  prepared  for the  relator  (the  private  party who filed the action on behalf of the United States) in February 2005 alleges  damages of  approximately
$91,000,000  in respect  of  "bidding  credits",  approximately  $70,000,000  in respect of government  "financing" and approximately  $206,000,000 in respect of subsequent resales of licenses, in each case prior to trebling. The liability is alleged to be joint and several.  In September  2003,  the court  granted  Lynch
Interactive's  motion to  transfer  the action to the  Southern  District of New
York.

     In September 2004, the court issued a ruling denying  defendants' motion to refer the issues in the action to the FCC.  In  December  2004,  the  defendants filed a motion in the United States  District  Court in the District of Columbia
asking that court to compel the FCC to provide information subpoenaed by them to enable them to conduct their  defense.  This motion was denied in May 2005,  and the defendants appealed. In February 2006, the defendants and the FCC reached an

agreement  granting   defendants   discovery  of  certain  documents  and  other
evidentiary  materials.  In November 2005, the court ruled that damages based on profits from resales of licenses were not allowed under the False Claims Act.

     Initially,  in 2001, the  Department of Justice  notified the court that it would not intervene in the case.  However,  in response to the judge's ruling in
November 2005 (described above), the DOJ recently, in March 2006, petitioned the court to allow it to intervene. This petition is scheduled to be argued in April
2006.  The case had been  tentatively  scheduled  for trial in June 2006 but the trial may be delayed due to the  government's  intervention  and related issues.
The  defendants  believe that the action is without merit and that the relator's damage  computations  are  without  basis,  and  they  are  defending  the  suit vigorously.  Under  the  separation  agreement  between  the  Company  and Lynch
Interactive  pursuant to which Lynch  Interactive  was spun-off to the Company's shareholders  on  September  1, 1999,  Lynch  Interactive  would be obligated to indemnify  the  Company  for any losses or damaged  incurred by the Company as a result of this  action.  Lynch  Interactive  has agreed in writing to defend the case on the Company's  behalf and to indemnify the Company for any losses it may incur.  Nevertheless,  the Company  cannot  predict the ultimate  outcome of the litigation,  nor can the  Company  predict  the effect  that the  lawsuit or its outcome will have on the Company's business or plan of operation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S  COMMON EQUITY,  RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Common  Stock of the Company is traded on the American  Stock  Exchange under the symbol "LGL." The market price highs and lows in consolidated  trading of the Common Stock during the fiscal years ended December 31, 2005 and December
31, 2004 are as follows:

                                                        QUARTER ENDED

                            -----------------------------------------------------------------------
  2005                         MARCH 31,         JUNE 30,        SEPTEMBER 30,      DECEMBER 31,
-------                     ----------------- ---------------- ------------------- ----------------
High....................         $14.97             $9.50           $13.70              $11.95
Low.....................           9.00              7.75             8.35                7.50

  2004                         MARCH 31,         JUNE 30,        SEPTEMBER 30,      DECEMBER 31,
-------                     ----------------- ---------------- ------------------- ----------------
High....................          17.00             16.25            15.10               16.74
Low.....................           9.80             12.26            11.65               12.25

     At March 21, 2006, the Company had 1,565 shareholders of record.

DIVIDEND POLICY

     The Board of Directors has adopted a policy of not paying cash dividends, a policy which is reviewed annually.  This policy takes into account the long term
growth   objectives  of  the  Company,   especially  its  acquisition   program,
shareholders'  desire for capital appreciation of their holdings and the current tax law disincentives for corporate dividend distributions. Accordingly, no cash dividends have been paid since January 30, 1989 and none are expected to be paid in 2006.  Substantially all of the subsidiaries' assets are restricted under the
Company's current credit  agreements,  which limit the subsidiaries'  ability to pay dividends.

ISSUER REPURCHASE OF ITS EQUITY SECURITIES

         There were no repurchases  made by the Company during the fourth fiscal quarter of 2005.

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

                                                                        YEAR ENDED DECEMBER 31, (a)
                                                         ---------------------------------------------------------------
                                                              2005         2004        2003         2002*        2001*
                                                         ------------ ------------ ------------ ------------ -----------

Revenues..........................................          $ 46,183   $  33,834     $ 27,969     $ 26,386    $ 141,073
Operating profit (loss)
  (b).............................................             1,178      (2,888)        (832)      16,168      (19,240)

Gain (loss) on sale of subsidiary stock and
   other operating assets.........................               --          --            35          (92)          --

Gain on release of customer related  contingency..               --          --           728           --           --

Income (loss) from continuing operations
   before income taxes and minority interests.....             1,001      (3,226)         183       15,996      (26,597)

Benefit (provision) for income taxes..............               209        (100)         (73)       1,967         (358)

Minority interests................................                --         --           --            --        4,017
                                                            --------   ---------     --------     --------    ---------

Net income (loss).................................          $  1,210   $  (3,326)    $    110     $ 17,963    $ (22,938)

Per Common Share:(c)

   Net income (loss):

      Basic.......................................          $   0.73   $   (2.18)    $   0.07     $  11.99    $  (15.24)
      Diluted.....................................              0.73       (2.18)        0.07        11.99       (15.24)

                                                                               DECEMBER 31, (a)
                                                         ---------------------------------------------------------------
                                                              2005         2004        2003         2002*        2001*
                                                         ------------ ------------ ------------ ------------ -----------
Cash, securities and short-term
  Investments(e)..................................          $  8,250   $   6,189     $  6,292     $  6,847    $   4,247
Restricted cash(e)(f).............................               650       1,125        1,125        1,125        4,703
Total assets(d)(e)................................            32,664      33,883       23,019       23,430       31,615
Long-term debt, exclusive of current  portion(e)..             5,031       3,162          833        1,089        1,678
Shareholders' equity (deficiency) (d)(e)..........            14,688       9,993       11,033       10,934       (7,451)

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

(a)  The data presented includes results of the business acquired from PTI, from
     September 30, 2004,  the effective  date of its  acquisition,  and Champion
     Technologies, Inc. from October 18, 2002, the date of its acquisition.

(b)  Operating profit (loss) is revenues less operating expenses, which excludes
     investment  income,   interest  expense,   extraordinary  items,   minority
     interests  and  taxes.  Included  are asset  impairment  and  restructuring charges and the gain on deconsolidation.

(c)  Based on weighted average number of common shares outstanding.

(d)  No cash dividends have been declared over the period.

(e)  Excludes  Spinnaker  Industries  as a  result  of the  September  30,  2001 deconsolidation  of Spinnaker  resulting from the Company's  disposition of shares of  Spinnaker  that  reduced its  ownership  and voting  interest of
     Spinnaker  Industries,  Inc.  to  41.8%  and  49.5%  respectively,  and the
     Company's subsequent  disposition of its remaining interest in Spinnaker on
     September 23, 2002.

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

RESULTS OF OPERATIONS

     2005 COMPARED TO 2004

CONSOLIDATED REVENUES AND GROSS MARGIN

     Consolidated revenues increased $12,349,000, or 36%, to $46,183,000 for the year ended December 31, 2005 from $33,834,000 for the comparable period in 2004.

     Revenues at Mtron/PTI increased by $11,638,000,  or 50%, to $35,051,000 for the year ended December 31, 2005 from  $23,413,000 in 2004. The increase was due
to  improvements  in  the   telecommunications   market,   improvements  in  the
infrastructure segment of the telecommunications  market and the contribution of
PTI, which was acquired effective September 30, 2004.

     Revenues at Lynch Systems increased by $711,000,  or 7%, to $11,132,000 for the year ended  December 31, 2005 from  $10,421,000  in 2004.  This increase was primarily due to sales of large CRT machines in 2005, which was partially offset by lower revenue for glass press machines.

      The  consolidated  gross  margin  as a  percentage  of  revenues  in  2005 increased to 31.9%, compared to 23.8% in the prior year.

     Mtron/PTI's  gross  margin as a  percentage  of revenues for the year ended
December 31, 2005 increased to 30.2% from 26.9% in 2004. The  contribution  from
PTI,  combined with  selective  price  increases and  operational  efficiencies, resulted in the improved gross margin rates.

     Lynch  Systems' gross margin as a percentage of revenues for the year ended
December  31,  2005  increased  to 37.3% from 16.7% in 2004.  The  increase  was primarily due to sales of large CRT machines,  which carry higher gross margins,

in 2005.  Although  the 2005  revenues  for Lynch  Systems'  include a large CRT machine  order,  Lynch  Systems has  undergone a shift in its business away from higher margin CRT machines to lower margin  tableware  products and repair parts business.

OPERATING PROFIT (LOSS)

     The operating  profit for the year ended December 31, 2005 was  $1,178,000, compared to an operating loss of $2,888,000  for the comparable  period in 2004, primarily  due to higher  margins  at both  Mtron/PTI  and Lynch  Systems  and a
$775,000 litigation  provision recorded in 2004 compared to a $150,000 provision in 2005.

     For the year ended  December 31, 2005,  Mtron/PTI had  operating  profit of
$2,306,000,  an  improvement  of $1,294,000  compared to $1,012,000 in 2004. The operating  profit  improvement  was  primarily  due to the  significant  revenue increase and improvements in gross margin,  which was partially offset by higher operating  expenses  resulting  from the  addition  of PTI,  which was  acquired effective September 30, 2004.

     For the year ended December 31, 2005, Lynch Systems had operating profit of
$684,000,  compared to an operating  loss of $1,340,000  in 2004.  The operating profit resulted from resulted from higher gross margins in 2005 directly related to the composition of revenues by product in 2005.

    Corporate  expenses  decreased  $748,000,  to $1,662,000  for the year ended
December 31, 2005 from $2,560,000 for the comparable period in 2004. The decline was primarily due to a lawsuit settlement provision in 2005 of $150,000 compared to $775,000 in 2004.

OTHER INCOME (EXPENSE), NET

     Investment  income  for the year  ended  December  31,  2005 was  $608,000,
$593,000 more than the $15,000  investment  income for the comparable  period in
2004, primarily due to a $567,000 realized gain on sale of marketable securities in 2005.

     Interest  expense of  $847,000  for the year ended  December  31,  2005 was
$487,000 more than the comparable  period in 2004,  primarily due to an increase in the level of debt outstanding  during the year resulting from the acquisition of PTI, borrowings at Lynch Systems, as well as higher interest rates.

     Other income for the year ended December 31, 2005 was $62,000, $55,000 more than the $7,000 recorded for the comparable  period in 2004,  primarily due to a gain on the sale of a warehouse in Orlando, FL in the second quarter 2005.

INCOME TAXES

     The Company files consolidated  federal income tax returns,  which includes all subsidiaries.

     The income tax benefit for the year period ended December 31, 2005 included federal,  as well as state,  local,  and foreign taxes offset by provisions made for certain net operating loss carryforwards that may not be fully realized. The income tax benefit  also  includes a  non-recurring  reduction  to an income tax reserve of $716,000 in the third quarter 2005, which was originally provided for during 2001.  The tax reserve was  increased in the fourth  quarter of 2005 by a net $232,000  provision  for federal and state tax reserves  identified  in that period.

NET INCOME (LOSS)

     Net income for the year ended December 31, 2005 was $1,210,000, compared to a net loss of $3,326,000 for the comparable  period in 2004. As a result,  fully diluted income per share for the year ended December 31, 2005 was $0.73 compared to a $2.18 loss per share for the comparable period of 2004.

BACKLOG/NEW ORDERS

     Total   backlog  of   manufactured   products  at  December  31,  2005  was
$13,860,000,  a $3,714,000 decline compared to the backlog at December 31, 2004, and $790,000 increase from the backlog at September 30, 2005.

     Mtron/PTI had backlog orders of $8,906,000 at December 31, 2005 compared to
$7,647,000 at December 31, 2004 and  $8,218,000  at September 30, 2005.  Backlog
increased  $1,259,000  from  December  31,  2004  and  increased  $688,000  from
September  30,  2005.  The  increase  in  backlog  is due to  improved  business conditions.

     Lynch  Systems  had  backlog  orders of  $4,954,000  at  December  31, 2005 compared to  $9,927,000  at December 31, 2004 and  $4,852,000  at September  30,
2005.  Backlog decreased  $4,973,000 from December 2004 due to shipment of large
CRT machines in 2005 and increased $102,000 from September 30, 2005. At December
31, 2005 the backlog of  $4,954,000  comprised  glass press  machine  orders and parts and did not contain any CRT machine orders.

     2004 COMPARED TO 2003

CONSOLIDATED REVENUES AND GROSS MARGIN

     Consolidated revenues increased $5,865,000,  or 21%, to $33,834,000 for the year ended December 31, 2004 from $27,969,000 for the comparable period in 2003.
The  increase  came  from  Mtron/PTI,  including  the  contribution  of the  PTI acquisition, and was partially offset by lower revenues at Lynch Systems.

     Revenues at Mtron/PTI  increased by $8,230,000,  or 54%, to $23,413,000 for the year ended December 31, 2004 from  $15,183,000 for the comparable  period in
2003.  The increase was due to  improvements  in the  telecommunications  market resulting from a stronger  general economy,  improvements in the  infrastructure segment of the telecommunications  market, new customers and the PTI acquisition which  contributed  approximately  $3,600,000  in revenue  since it was acquired effective September 30, 2004.

     Revenues at Lynch Systems  declined by  $2,365,000,  or 18%, to $10,421,000 for the year ended December 31, 2004 from $12,786,000 for the comparable  period in 2003.  This  decrease  was  primarily  due to less  revenue  for glass  press machines.  However, order backlog of $9,927,000 at December 31, 2004 represented a significant  improvement of approximately  $7,100,000 compared to December 31,
2003.  Most of Lynch  Systems'  $9,927,000  backlog as of  December  31, 2004 is scheduled to be delivered in 2005 with the majority scheduled to be delivered in the second quarter.

     The consolidated gross margin as a percentage of revenues in 2004 decreased to 23.8%, compared to 27.4% in the prior year.  Improvements in the gross margin at Mtron/PTI were more than offset by lower margins at Lynch Systems.

     Mtron/PTI's  gross  margin  as a  percentage  of  revenues  for year  ended
December  31,  2004,  increased  to  26.9%  from  23.1%  in  2003.  The  revenue improvement  at Mtron and the  contribution  from PTI,  combined with  selective price  increases and  operational  efficiencies  resulted in the improved  gross margin rates.

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

     For the year ended December 31, 2004,  Mtron/PTI had an operating profit of
$1,012,000, an improvement of $1,182,000 compared to the $170,000 operating loss for 2003. The operating profit  improvements were due primarily to the 54% sales increase and higher gross margin in 2004 compared to 2003.

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

INCOME TAXES

     Income tax benefit  (expense)  includes federal,  state,  local and foreign taxes.  The Company  recorded a $100,000 tax provision in 2004 for foreign taxes at the Hong Kong tax rate on  Mtron/PTI's  foreign  subsidiaries'  earnings  and other state tax expense items.

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

LIQUIDITY AND CAPITAL RESOURCES

     The  Company's  cash,  cash   equivalents  and  investments  in  marketable
securities  at  December  31, 2005  totaled  $8,900,000  (including  $650,000 of restricted  cash) compared to $7,314,000 at December 31, 2004. In addition,  the
Company had a $5,327,000 borrowing capacity under Lynch Systems' and Mtron/PTI's revolving  line of credit at December 31,  2005,  as compared to  $2,751,000  at
December 31, 2004.

     At December 31, 2005, the Company's net working  capital was $11,925,000 as compared to $4,042,000  at December 31, 2004. At December 31, 2005,  the Company
had current assets of $24,870,000  and current  liabilities of  $12,945,000.  At
December 31, 2004,  the Company had current  assets of  $24,770,000  and current liabilities of $20,728,000.  The ratio of current assets to current  liabilities was  1.92 to 1.00 at  December  31,  2005,  compared  to 1.20 to 1.00  ratio  at
December 31,  2004.  The increase in net working  capital was  primarily  due to refinancing  of debt,  improved  operating  results,  gain on sale of marketable securities and cash received from the rights offering (discussed below).

     Cash provided by operating  activities was $2,283,000 in 2005,  compared to cash  used in  operating  activities  of  $1,910,000  in 2004.  The year to year favorable  change in operating  cash flow of $4,193,000 was primarily due to net income of $1,360,000 for the year ended December 31, 2005 compared to a net loss of $3,326,000 for the comparable  period in 2004 and net changes in receivables, inventory and customer advances.  Capital expenditures were $343,000 in the year ended December 31, 2005, compared to $440,000 for the comparable period in 2004.

     In December  2005,  the Company  completed its rights  offering.  The fully subscribed rights offering resulted in the issuance of 538,676 additional shares of common stock for proceeds to the Company of approximately $3,655,000,  net of
$250,000 in fees.  The offering  granted  holders of the Company's  common stock transferable  subscription  rights to purchase  shares of the  Company's  common stock at a subscription price of $7.25 per share.

     At December 31, 2005,  the Company had $2,838,000 in notes payable to banks consisting of a revolving  credit loan at Mtron/PTI for $2,082,000 due May, 2006 and a working capital revolver at Lynch Systems for $756,000 due October,  2006.
The Company intends to renew these facilities with the existing banks,  however, there can be no assurances the existing  facilities will be renewed. At December
31, 2005,  the Company also had  $1,215,000  in current  maturities of long-term debt.  The  Company  believes  that  existing  cash and cash  equivalents,  cash generated from operations and available borrowings under its subsidiaries' lines of credit,  including  the proposed  renewals,  will be  sufficient  to meet its ongoing working capital and capital expenditure requirements for the foreseeable future.

     At December 31, 2005, total debt of $9,084,000 was $3,477,000 less than the total debt at  December  31, 2004 of  $12,561,000.  The debt  decreased  at both
Mtron/PTI and Lynch  Systems due to  repayments of revolving  debt and scheduled payments  on long term debt.  Debt  outstanding  at December  31, 2005  included
$4,178,000 of fixed rate debt at a year-end  average  interest rate of 6.8%, and
$4,906,000 of variable rate debt at a year-end average rate of 7.4%.

     The Company is in compliance  with all financial  covenants at December 31,
2005.

     In connection with the completion of the acquisition of PTI, on October 14,
2004,  Mtron  and PTI,  each  wholly-owned  subsidiaries  of Lynch  Corporation, entered  into a Loan  Agreement  with  First  National  Bank of Omaha.  The Loan
Agreement  provides for loans in the amounts of $2,000,000 (the "Term Loan") and
$3,000,000  (the "Bridge  Loan"),  together with a $5,500,000  Revolving Line of
Credit (the  "Revolving  Loan").  The Term Loan bears interest at the greater of prime  rate  plus 50 basis  points,  or 4.5%,  and is to be  repaid  in  monthly installments of $37,514,  with the then remaining principal balance plus accrued interest to be paid on the third  anniversary of the Loan Agreement.  The Bridge
Loan bears interest at the same rate as the Term Loan.  Accrued interest thereon is payable  monthly and the  principal  amount  thereof,  together  with accrued interest. The bridge loan was paid off with the proceeds from the RBC term loan.
The  Revolving  Loan bears  interest at the  greater of prime rate or 4.5%.  The revolving  loan  was  renewed  extending  the  due  date to May  31,  2006.  All outstanding  obligations under the Loan Agreement are collateralized by security interests  in the  assets of Mtron and PTI,  as well as by a  mortgage  on PTI's premises.  The Loan  Agreement  contains a variety of  affirmative  and negative covenants  of types  customary  in an  asset-based  lending  facility.  The Loan
Agreement also contains financial covenants relating to maintenance of levels of minimal tangible net worth and working capital, and current,  leverage and fixed charge ratios, restricting the amount of capital expenditures.

     On October 14, 2004, in connection with the acquisition of PTI, the Company provided $1,800,000 of subordinated  financing to Mtron/PTI and Mtron/PTI issued a  subordinated  promissory  note to the Company in such amount  increasing  the subordinated total to $2,500,000.

     The Company has  guaranteed a letter of credit issued to the First National
Bank of Omaha on behalf of its subsidiary, Mtron Industries, Inc. As of December
31, 2005,  the $650,000  letter of credit issued by Bank of America to The First
National Bank of Omaha was secured by a $650,000 deposit at Bank of America. The
Company's  outstanding  letter of credit was reduced from $1,000,000 to $650,000 during 2005.

    On June 30, 2005, Mtron/PTI renewed its credit agreement with First National
Bank of Omaha  extending  the due date to May 31, 2006.  Mtron/PTI's  short-term credit facility totals $5,500,000,  of which $3,418,000 was available for future borrowings.

     On June 29, 2005,  Lynch Systems  entered into an extension  agreement with
SunTrust  Bank to extend the due date of it credit  agreement  until  August 31,
2005.  Lynch  Systems  $7,000,000  short-term  credit  facility  was  reduced to
$4,300,000 in accordance  with the extension  agreement,  of which  $200,000 was available  for letters of credit.  The  extension  agreement  also calls for the acceleration of the existing Lynch Systems term loan from August, 2013 to August
31, 2005. On August 29, 2005,  Lynch Systems  entered into a first  amendment to the  extension  agreement,  dated August 25, 2005 to extend until  September 30,
2005 the due date of  indebtedness.  On October 6, 2005,  Lynch Systems  entered into a first  amended  and  restated  extension  agreement  by and  among  Lynch
Systems,  Lynch  Corporation  and SunTrust  Bank  ("SunTrust"),  to extend until
December 31, 2005 the due date of all remaining indebtedness of Lynch Systems to
SunTrust.  On December 30, 2005, Lynch Systems entered into a first amendment to first amended and restated extension agreement to extend until March 1, 2006 the due date of all remaining  indebtedness of Lynch Systems to SunTrust.  This loan was repaid in full in February 2006. At December 31, 2005, there were borrowings under the term loan of $378,000.

     On May 12, 2005,  Venator  Merchant Fund, L.P.  ("Venator")  made a loan to
Lynch  Corporation  in the amount of $700,000 due  September  11, 2005 or within seven days after demand by Venator. Venator is an investment limited partnership controlled by Lynch's Chairman of the Board, Marc Gabelli. On September 8, 2005,
Lynch Corporation entered into a Letter Agreement extending the maturity date of its Promissory Note in the principal amount of $700,000 to Venator. The maturity date of the Promissory Note, which was to have been September 11, 2005 or within seven days after  demand by Venator,  was changed to November 10, 2005 or within seven days after demand by Venator. The loan was approved by the Audit Committee of the Board of  Directors of Lynch.  This loan,  along with $30,000 of interest due, was repaid in full on December 22, 2005.

     On September 30, 2005,  Mtron/PTI  entered into a Loan  Agreement  with RBC
Centura Bank ("RBC").  The Loan  Agreement  provides for a loan in the amount of
$3,040,000 (the "RBC Term Loan"), the proceeds of which were used to pay off the
$3,000,000  bridge  loan with First  National  Bank of Omaha  which had been due
October 2005. The RBC Term Loan bears interest at LIBOR Base Rate plus 2.75% and is to be repaid in monthly  installments  based on a twenty  year  amortization, with the then remaining principal balance to be paid on the fifth anniversary of the RBC Term Loan. The RBC Term Loan is secured by a mortgage on PTI's premises.
In  connection  with this RBC Term  Loan,  Mtron/PTI  entered  into a  five-year interest  rate swap from which it will  receive  periodic  payments at the LIBOR
Base Rate and make  periodic  payments  at a fixed  rate of 7.51%  with  monthly settlement and rate reset dates.

     Effective October 6, 2005, Lynch Systems entered into a loan agreement (the
"BB&T Loan Agreement") with Branch Banking and Trust Company ("BB&T").  The BB&T
Loan Agreement  provides for a line of credit in the maximum principal amount of
$3,500,000. This line of credit replaces the working capital revolving loan that
Lynch  Systems had with SunTrust  Bank,  which expired by its terms on September
30, 2005.  Borrowings  under the BB&T Loan  Agreement  bear  interest at the One
Month LIBOR Rate plus 2.75% and accrued  interest is payable on a monthly basis, with the principal  balance due to be paid on the first  anniversary of the Loan
Agreement.  At December 31, 2005,  there were  outstanding  Letters of Credit of
$398,000 and borrowings on the line of credit of $756,000.

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

     The Board of Directors has adopted a policy of not paying cash dividends, a policy which is reviewed annually.  This policy takes into account the long-term growth  objectives  of  the  Company,  especially  in its  acquisition  program, shareholders'  desire for capital appreciation of their holdings and the current tax law disincentives for corporate dividend distributions. Accordingly, no cash dividends have been paid since January 30, 1989 and none are expected to be paid in 2006. (See Note 4 to the Consolidated  Financial  Statements - "Notes Payable
to Banks and Long-term Debts" - for restrictions on the company's assets).

OFF-BALANCE SHEET ARRANGEMENTS

     Aside  from the  Company's  stand-by  Letter  of  Credit  in the  amount of
$650,000, the Company does not have any off-balance sheet arrangements.

AGGREGATE CONTRACTUAL OBLIGATIONS

     Details of the Company's contractual  obligations at December 31, 2005, for
short-term  debt,  long-term  debt,  leases,   purchases  and  other  long  term
obligations  are as follows  (see Notes 4 and 11 to the  Consolidated  Financial
Statements):

                                  PAYMENTS DUE BY PERIOD - INCLUDING INTEREST
                                  -------------------------------------------
                                                 (IN THOUSANDS)

                                             LESS THAN 1                                    MORE THAN 5
CONTRACTUAL OBLIGATIONS            TOTAL        YEAR         1 - 3 YEARS    3 - 5 YEARS         YEARS
-------------------------       ----------   -----------     -----------    -----------     -----------
Short-term Debt                 $   3,042    $    3,042      $       --      $      --       $      --
Long-term Debt Obligations          7,591         1,615           3,062          2,914              --
Capital Lease Obligations              --            --              --             --              --
Operating Lease Obligations           264           141             120              3              --
Purchase Obligations                   --            --              --             --              --
Other Long-term Liabilities            --            --              --             --              --
                                ----------   -----------     ----------    ------------     ----------
         TOTAL                  $  10,897    $    4,798      $    3,182      $   2,917       $      --
                                ==========   ===========     ==========    ============     ==========

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

     INVENTORY VALUATION

     Inventories  are stated at the lower of cost or market  value.  Inventories valued using the last-in-first-out (LIFO) method comprised approximately 52% and
47% of consolidated inventories at December 31, 2005 and 2004, respectively. The balance of  inventories  at  December  31,  2005 and 2004 are  valued  using the first-in-first-out  (FIFO) method.  If actual market conditions are more or less favorable than those projected by management, adjustments may be required.

     REVENUE RECOGNITION AND ACCOUNTING FOR LONG-TERM CONTRACTS

     Revenues,  with the  exception  of certain  long-term  contracts  discussed below,  are  recognized  upon  shipment when title  passes.  Shipping  costs are included in manufacturing cost of sales.

     Lynch Systems is engaged in the manufacture and marketing of  glass-forming machines and specialized manufacturing machines. Certain sales contracts require an advance payment (usually 30% of the contract  price),  which is accounted for as a customer  advance.  The contractual sales prices are paid either (i) as the manufacturing  process reaches  specified  levels of completion or (ii) based on the shipment  date.  Guarantees by letter of credit from a qualifying  financial institution  are required for most sales  contracts.  Because of the specialized nature of these  machines  and the period of time needed to complete  production
and  shipping,   Lynch   Systems   accounts  for  these   contracts   using  the
percentage-of-completion  accounting  method as costs are  incurred  compared to total  estimated  project  costs (cost to cost basis).  At December 31, 2005 and
2004, unbilled accounts receivable were $902,000 and $2,507,000, respectively.

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

                                                                                                 (IN THOUSANDS)

Balance, January 1, 2005                                                                             $  466
Warranties issued during the year                                                                       186
Settlements made during the year                                                                       (282)
Changes in liabilities for pre-existing warranties during the year, including expirations               (13)
                                                                                                     -------
Balance, December 31, 2005                                                                           $  357
                                                                                                     =======
     INCOME TAXES

     The Company  accounts  for income  taxes in  accordance  with  Statement of
Financial  Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes,"
which  requires  recognition  of  deferred  tax assets and  liabilities  for the expected  future  tax  consequences  of events  that have been  included  in the financial  statements  or tax  returns.  A valuation  allowance  is recorded for deferred tax assets whose realization is not likely. As of December 31, 2005 and
December  31,  2004,  a  valuation   allowance  of  $2,212,000  and  $2,070,000,
respectively, was recorded.

     The carrying  value of the Company's net deferred tax asset at December 31,
2005 and 2004 of $111,000, is equal to the amount of the Company's carry-forward alternative minimum tax ("AMT") at that date.

     The calculation of tax liabilities  involves dealing with  uncertainties in
the   application  of  complex  tax   regulations   in  several   different  tax
jurisdictions.  The Company  evaluates the exposure  associated with the various filing positions and records estimated reserves for probable exposures. Based on the  Company's  evaluation  of current tax  positions,  it believes  that it has appropriately accrued for probable exposures.

     EARNINGS PER SHARE AND STOCK BASED COMPENSATION

     The Company's basic and diluted  earnings per share are equivalent,  as the
Company has no dilutive securities.

     At December 31, 2005, the Company has a stock-based  employee  compensation plan,  which is described in Note 9 to the Consolidated  Financial  Statements -
"Stock Options Plans".  The Company  accounts for the plan under the recognition and  measurement  principles  of  Accounting  Principles  Board  Opinion No. 25,
"Accounting  for Stock Issued to  Employees,"  and related  Interpretations.  No stock-based  employee  compensation  cost is  reflected  in net  income,  as all options  granted  under those  plans had an  exercise  price equal to the market value of the underlying  common stock on the date of grant. The Company provides pro forma  disclosures of the  compensation  expense  determined  under the fair value  provisions of Financial  Accounting  Standards  Board  Statement No. 123,
"Accounting for Stock-Based Compensation." See Notes 1 and 9 to the Consolidated
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
The pro forma disclosures  previously permitted under SFAS 123 will no longer be an alternative to financial  statement  recognition.  The Company is required to adopt  SFAS  123-R in the  third  quarter  of fiscal  2005.  Under  SFAS  123-R, companies must determine the appropriate fair value model to be used for valuing share-based  payments,  the amortization  method for  compensation  cost and the transition method to be used at date of adoption. The transition methods include prospective  and  retroactive  adoption  options.  Management is evaluating  the requirements  of SFAS 123-R.  Since the Company  currently has no unvested stock options  outstanding,  the impact of adopting  SFAS 123-R will have no effect on the Company's financial results for 2005.

     In  November  2004,  the FASB issued SFAS No.  151,  "Inventory  Costs,  an amendment of Accounting  Research  Bulletin No. 43,  Chapter 4". The  amendments made by SFAS No. 151 clarify that  abnormal  amounts of idle  facility  expense, freight  handling costs and waste materials  (spoilage)  should be recognized as current period charges and require the allocation of fixed production  overheads to inventory based on the normal capacity of the production facilities. SFAS No.
151 is the result of a broader  effort by the FASB to improve the  comparability of cross-border financial reporting by working with the International Accounting
Standards Board toward  development of a single set of  high-quality  accounting standards.  The guidance is effective for inventory costs incurred during fiscal years  beginning  after  June 15,  2005.  The  adoption  of SFAS No.  151 is not expected to have a material  effect on our  consolidated  financial  position or results of operations.

     In May 2005,  the FASB issued SFAS No. 154,  "Accounting  Changes and Error
Corrections - A Replacement  of APB Opinion No. 20 and FASB No. 3." SFAS No. 154
applies  to  all  voluntary  changes  in  accounting   principals  and  requires
retrospective  application to prior periods' financial  statements of changes in accounting principles, unless it is impracticable,  SFAS No. 154 requires that a change in  depreciation,  amortization,  or  depletion  method  for long  lived, nonfinancial  assets be  accounted  for as a change of  estimate  affected  by a change in  accounting  principles.  SFAS No. 154 also  carries  forward  without change the guidance in APB Opinion No. 20 with respect to accounting for changes in  accounting  estimates,  changes in the reporting  unit and  correction of an error in previously issued financial  statements.  We are required to adopt SFAS
No. 154 for  accounting  changes and  corrections of errors made in fiscal years beginning  after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on our consolidated  financial  position or results of operations.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The  Company is exposed to market  risk  relating to changes in the general level of U.S.  interest  rates.  Changes in interest rates affect the amounts of interest  earned on the Company's cash and cash  equivalents and restricted cash
(approximately  $6,162,000 at December 31, 2005). The Company generally finances the debt portion of the acquisition of long-term  assets with fixed and variable rate, long-term debt. The Company does not use derivative financial  instruments for trading or speculative purposes. Management does not foresee any significant changes in the strategies  used to manage interest rate risk in the near future, although the strategies may be reevaluated as market conditions  dictate.  There has been no significant change in market risk since December 31, 2005.

     As the  Company's  international  sales  are in U.S.  Dollars,  there is no monetary risk.

     At December 31, 2005,  $4,906,000 of the Company's  debt bears  interest at variable rates. Accordingly,  the Company's earnings and cash flows are affected by changes in interest  rates.  In October 2005, in connection with the RBC Term
Loan,  Mtron/PTI entered into a five-year  interest rate swap from which it will receive periodic payments at the LIBOR Base Rate and make periodic payments at a fixed rate of 7.51% with monthly  settlement  and rate reset dates,  effectively reducing the variable rate debt to $4,906,000, from $7,936,000.

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

ITEM 9B.  OTHER INFORMATION

         Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The  information  required by this Item 10 is either  included in Item 1 of this Form 10-K or  included in  Company's  Proxy  Statement  for its 2006 Annual
Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

     The information required by this Item 11 is included in the Company's Proxy
Statement for its 2006 Annual  Meeting of  Shareholders,  which  information  is incorporated herein by reference.

ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
          RELATED STOCKHOLDER MATTERS

     The  information  required by this Item 12 is either  provided in Item 5 or included  in the  Company's  Proxy  Statement  for its 2006  Annual  Meeting  of
Shareholders, which information is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is included in the Company's Proxy
Statement for its 2006 Annual  Meeting of  Shareholders,  which  information  is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item 14 is included in the Company's Proxy
Statement for its 2006 Annual  Meeting of  Shareholders,  which  information  is incorporated herein by reference.

                                    PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K Annual Report:

       (1)  Financial Statements:

               The Report of Independent  Registered  Public  Accounting Firm
               and the  following  Consolidated  Financial  Statements of the
               Company are included herein:
               Consolidated Balance Sheets at December 31, 2005 and 2004
               Consolidated  Statements of Operations -- Years ended December
               31, 2005, 2004 and 2003
               Consolidated  Statements  of Shareholders' Equity --
               Years ended December 31, 2005,  2004, and 2003
               Consolidated Statements of Cash Flows -- Years ended
               December  31,  2005,  2004,  and 2003
               Notes  to  Consolidated Financial Statements

       (2)  Financial  Statement  Schedules  as of December 31, 2005 and 2004
            and for the three years ended December 31, 2005:

               Schedule I -- Condensed Financial Information of Company
               Schedule II -- Valuation and Qualifying Accounts

       (3)  Exhibits

     All  other  schedules  for  which  provision  is  made  in  the  applicable accounting regulation of the Securities and Exchange Commission are not required under the related  instructions,  or are  inapplicable,  and therefore have been omitted.

                                  EXHIBIT INDEX

EXHIBIT

 NO.               DESCRIPTION

3(a)   Restated  Articles  of  Incorporation  of the  Company  (incorporated  by reference to Exhibit 3(a) to the  Company's  Form 10-K for the year ended
       December 31, 2004).
(b)    Articles of  Amendment of the  Articles of  Incorporation  of the Company
       (incorporated by reference to Exhibit 3(b) to the Company's Form 10-K for the year ended December 31, 2004).
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
(b)    Directors Stock Plan  (incorporated  by reference to Exhibit 10(o) to the
       Company's Form 10-K for the year ended December 31, 1997).
(c)    Lynch  Corporation  2001 Equity  Incentive Plan adopted December 10, 2001
       (incorporated  by reference to Exhibit 4 to the Company's  Form 8-K filed on December 29, 2005.
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
       Exhibit 10.4 to the  Company's  Current  Report on Form 8-K dated October
       20, 2004).
(r)    Form of  Indemnification  Agreement  dated as of February 28, 2005 by and between Lynch Corporation and its executive officers (incorporated herein by reference to Exhibit 10.1 to the  Company's  Quarterly  Report on Form
       10-Q filed on May 16, 2005).
(s)    Promissory Note made by Lynch Corporation to Venator Merchant Fund, L.P., dated May 12, 2005 (incorporated  herein by reference to Exhibit 10.1 the
       Company's  Current  Report on Form 8-K filed on May 16, 2005).
(t)    First  Amendment to the Loan  Agreement  by and among M-Tron  Industries,
       Inc., Piezo Technology,  Inc. and First National Bank of Omaha, dated May
       31,  2005  (incorporated  herein  by  reference  to  Exhibit  10.2 to the
       Company's Current Report of on Form 8-K filed on July 6, 2005).
(u)    Letter  Agreement,   dated  September  8,  2005,  by  and  between  Lynch
       Corporation and Venator Merchant Fund L.P. extending the maturity date of the promissory note in favor of Venator Merchant Fund L.P.  (incorporated herein by reference to Exhibit 10.1 to the  Company's  Current  Report on
       Form 8-K filed on September 9, 2005).
(v)    Loan Agreement,  by and among M-Tron Industries,  Inc., Piezo Technology,
       Inc. and RBC Centura Bank, dated September 30, 2005 (incorporated  herein by reference to Exhibit 10.1 to the Company's  Current Report on Form 8-K
       filed on October 4, 2005).
(w)    Unconditional  Guaranty for Payment by and between Lynch  Corporation and
       RBC  Centura  Bank,  dated  September  30, 2005  (incorporated  herein by reference to Exhibit  10.2 to the  Company's  Current  Report on Form 8-K
       filed on October 4, 2005).
(x)    Loan Agreement, by and among Lynch Corporation,  Lynch Systems and Branch
       Bank and Trust Company,  dated September 29, 2005,  effective  October 6,
       2005  (incorporated  herein by reference to Exhibit 10.1 to the Company's
       Current Report on Form 8-K on October 11, 2005).
(y)    Guaranty  Agreement  for Payment  and  Performance  by and between  Lynch
       Corporation and Branch Bank and Trust Company,  dated September 29, 2005, effective  October 6, 2005  (incorporated  herein by reference to Exhibit
       10.2 to the  Company's  Current  Report on Form 8-K filed on October  11,
       2005).

14     Amended and Restated  Business Conduct Policy  (incorporated by reference to Exhibit 14 to the Company's  Form 10-K for the year ended December 31,
       2004).
21     Subsidiaries of the Company  (incorporated  by reference to Exhibit 21 to the Company's Form 10-K for the year ended December 31, 2004).
23*    Consent of Independent  Registered Public Accounting Firm - Ernst & Young
       LLP.
31(a)* Certification by Principal  Executive  Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)* Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)* Certification by Principal  Executive  Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)* Certification by Principal  Financial  Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                    LYNCH CORPORATION

March 28, 2006                       BY:  /S/  JOHN C. FERRARA
                                          --------------------------------------
                                          JOHN C. FERRARA
                                          CHIEF EXECUTIVE OFFICER
                                          (PRINCIPAL EXECUTIVE OFFICER)

     Pursuant to the  requirements of the Securities  Exchange Act of 1934, this report has been signed below by the  following  persons on behalf of the Company and in the capacities and on the dates indicated:

                    SIGNATURE                                         CAPACITY                             DATE

               /s/ JOHN C. FERRARA                         Principal Executive Officer and            March 28, 2006
--------------------------------------------------                   Director
                 JOHN C. FERRARA

                /s/ MARC GABELLI                         Chairman of the Board of Directors           March 28, 2006
--------------------------------------------------                  and Director
                  MARC GABELLI

               /s/ E. VAL CERUTTI                                     Director                        March 28, 2006
--------------------------------------------------
                 E. VAL CERUTTI

                 /s/ AVRUM GRAY                                       Director                        March 28, 2006
--------------------------------------------------
                   AVRUM GRAY

            /s/ ANTHONY R. PUSTORINO                                  Director                        March 28, 2006
--------------------------------------------------
              ANTHONY R. PUSTORINO

                /s/ EUGENE HYNES                     Principal Financial and Accounting Officer       March 28, 2006
--------------------------------------------------
                  EUGENE HYNES

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Lynch Corporation

     We have  audited  the  accompanying  consolidated  balance  sheets of Lynch
Corporation  and  subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations,  shareholders' equity, and cash flows for each of the three years in the period ended  December 31, 2005.  Our audits also included the financial  statement  schedules  listed in the index at Item 15(a).
These financial statements and schedules are the responsibility of the Company's management.  Our  responsibility  is to express  an  opinion on these  financial statements and schedules based on our audits.

     We  conducted  our audits in  accordance  with the  standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain  reasonable  assurance about whether the financial statements are free of material  misstatement.  We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included  consideration of internal control over financial  reporting as a basis for designing audit procedures that are appropriate in the  circumstances, but not for the purpose of  expressing  an opinion on the  effectiveness  of the
Company's internal control over financial reporting.  Accordingly, we express no such  opinion.  An audit also  includes  examining,  on a test  basis,  evidence supporting  the amounts and  disclosures in the financial  statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

     In our opinion,  the consolidated  financial  statements  referred to above present fairly, in all material respects, the consolidated financial position of
Lynch  Corporation  and  subsidiaries  at  December  31,  2005  and 2004 and the consolidated  results of their  operations  and their cash flows for each of the three years in the period  ended  December  31, 2005,  in  conformity  with U.S.
generally  accepted  accounting  principles.  Also, in our opinion,  the related financial  statements  schedules,  when  considered  in  relation  to the  basic financial  statements taken as a whole, present fairly in all material respects, the information set forth therein.

                                                 /s/ ERNST & YOUNG LLP

Providence, Rhode Island
March 20, 2006

                       LYNCH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                   DECEMBER 31,

                                                                                                2005         2004

ASSETS

Current Assets:

   Cash and cash equivalents..........................................................       $     5,512  $     2,580
   Restricted cash (Note 1)...........................................................               650        1,125
   Investments - marketable securities (Note 1).......................................             2,738        3,609
   Accounts receivable, less allowances of $325 and $92, respectively (Note 1)........             7,451        6,360
   Unbilled accounts receivable (Note 1)..............................................               902        2,507
   Inventories (Note 3)...............................................................             7,045        7,852
   Deferred income taxes..............................................................               111          111
   Prepaid expense....................................................................               461          626
                                                                                             -----------  -----------
      Total Current Assets............................................................            24,870       24,770
Property, Plant and Equipment
   Land ..............................................................................               855          871
   Buildings and improvements.........................................................             5,767        5,811
   Machinery and equipment............................................................            14,606       14,443
                                                                                             -----------  -----------
                                                                                                  21,228       21,125
   Less: Accumulated depreciation.....................................................           (14,025)     (12,669)
                                                                                             -----------  -----------
                                                                                                   7,203        8,456
 Other assets.........................................................................               591          657
                                                                                             -----------  -----------
      Total Assets....................................................................       $    32,664  $    33,883
                                                                                             ===========  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Notes payable to banks.............................................................       $     2,838  $     5,557
   Trade accounts payable.............................................................             2,900        2,667
   Accrued warranty expense...........................................................               357          466
   Accrued compensation expense.......................................................             1,372        1,101
   Accrued income taxes...............................................................               673          966
   Accrued professional fees..........................................................               574          534
   Margin liability on marketable securities..........................................               330        1,566
   Other accrued expenses.............................................................             1,312        1,139
   Commitments and contingencies (Note 11)............................................               859          775
   Customer advances..................................................................               515        2,115
   Current maturities of long-term debt...............................................             1,215        3,842
                                                                                             -----------  -----------
      Total Current Liabilities.......................................................            12,945       20,728
 Long-term debt.......................................................................             5,031        3,162
      Total Liabilities...............................................................            17,976       23,890
Shareholders' Equity
 Common stock, $0.01 par value -- 10,000,000 shares authorized; 2,188,510 and
   1,649,834 shares issued; 2,154,702 and 1,632,126 shares outstanding, respectively..                22           16
   Additional paid-in capital.........................................................            21,053       17,404
   Accumulated deficit................................................................            (6,576)      (7,786)
   Accumulated other comprehensive income (Note 9)....................................               835          849
   Treasury stock, at cost, of 33,808 and 17,708 shares, respectively.................              (646)        (490)
                                                                                             -----------  -----------
      Total Shareholders' Equity......................................................            14,688        9,993
                                                                                             -----------  -----------
      Total Liabilities and Shareholders' Equity......................................       $    32,664  $    33,883
                                                                                             ===========  ===========

                                SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       LYNCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                            ----------------------------------------
                                                                                 2005         2004          2003
                                                                            ------------- ------------- ------------
REVENUES                                                                    $    46,183   $    33,834   $    27,969
Costs and expenses:

   Manufacturing cost of sales                                                   31,448        25,784        20,319
   Selling and administrative                                                    13,407        10,163         8,482
   Litigation provision (Note 11)                                                   150           775            --
                                                                            ------------- ------------- ------------
OPERATING PROFIT (LOSS)                                                           1,178        (2,888)         (832)
Other income (expense):
   Investment income                                                                608            15           534
   Interest expense                                                                (847)         (360)         (282)
   Other income                                                                      62             7           763
                                                                            ------------- ------------- ------------
                                                                                   (177)         (338)        1,015
                                                                            ------------- ------------- ------------
INCOME (LOSS) BEFORE INCOME TAXES                                                 1,001        (3,226)          183
Benefit (Provision) for income taxes                                                209          (100)          (73)
                                                                            ------------- ------------- ------------
NET INCOME (LOSS)                                                           $     1,210   $    (3,326)  $       110
                                                                            ============= ============= ============
Weighted average shares outstanding                                           1,647,577     1,524,863     1,497,900
                                                                            ------------- ------------- ------------
Basic and diluted income (loss) per share                                   $      0.73   $     (2.18)  $      0.07
                                                                            ============= ============= ============

                          SEE ACCOMPANYING NOTES TO CONSOLIDATING FINANCIAL STATEMENTS.

                                                               LYNCH CORPORATION AND SUBSIDIARIES
                                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                 (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                            ACCUMULATED
                                     SHARES OF                ADDITIONAL                      OTHER
                                   COMMON STOCK    COMMON      PAID-IN     ACCUMULATED    COMPREHENSIVE     TREASURY
                                    OUTSTANDING    STOCK       CAPITAL       DEFICIT      INCOME (LOSS)       STOCK       TOTAL
                                   ------------   --------   ----------    ----------     -------------    ---------    ---------
Balance at December 31, 2002         1,497,883    $     15   $   15,645    $  (4,570)         $   302         $ (458)   $  10,934
Comprehensive Income (Loss):
   Net income for year                      --          --           --          110               --             --          110
   Other comprehensive loss                 --          --           --           --              (11)            --          (11)
                                                                                                                        ----------
    Comprehensive Income                                                                                                       99
                                   ------------   ---------  -----------   ----------        ---------        -------   ----------
Balance at December 31, 2003         1,497,883          15       15,645       (4,460)             291           (458)      11,033
Comprehensive Income (Loss):
   Net loss for year                        --          --           --       (3,326)              --             --       (3,326)
   Other comprehensive income               --          --           --           --              558             --          558
    Comprehensive Loss                                                                                                     (2,768)
                                                                                                                        ----------
   Issuance of Common Stock to
   fund acquisition, net of
   fees of $40,000                     136,643           1        1,759           --               --             --        1,760
   Purchase of Treasury Stock           (2,400)         --           --           --               --            (32)         (32)
                                   ------------   ---------  -----------   ----------        ---------        -------   ----------
 Balance at December 31, 2004        1,632,126          16       17,404       (7,786)             849           (490)       9,993
 Comprehensive Income (Loss):
   Net income for year                      --          --           --        1,210               --             --        1,210
   Other comprehensive loss                 --          --           --           --              (14)            --          (14)
                                                                                                                        ----------
    Comprehensive Income                                                                                                    1,196
   Issuance of Common
   Stock     rights offering,
   net of fees of $250,000             538,676           6        3,649           --               --             --        3,655
   Purchase of Treasury Stock          (16,100)         --           --           --               --           (156)        (156)
                                   -----------------------------------------------------------------------------------------------
 Balance at December 31, 2005        2,154,702    $     22  $    21,053    $  (6,576)       $     835         $ (646)   $  14,688
                                   ===============================================================================================

                                                        SEE ACCOMPANYING NOTES TO CONSOLIDATING FINANCIAL STATEMENTS.

                       LYNCH CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                YEARS ENDED DECEMBER 31,
                                                                           -------------------------------
                                                                              2005      2004       2003
                                                                           --------   --------   --------
OPERATING ACTIVITIES

Net income (loss)                                                          $ 1,210    $(3,326)   $   110
Adjustments to reconcile net income (loss) to net cash provided by (used
   in) operating activities:

Depreciation                                                                 1,398        980        982
Amortization of definite-lived intangible assets                               111        187        257
(Gain) loss on disposal of fixed assets                                        (69)        47         --
Gain realized on sale of marketable securities                                (567)        --       (483)
Lawsuit settlement provision                                                   150        775         --
Deferred taxes                                                                  --         (6)       150
Other                                                                           --         --        (22)
Changes in operating assets and liabilities:
   Receivables                                                                 514     (1,505)    (2,273)
   Inventories                                                                 807       (456)       503
   Accounts payable and accrued liabilities                                    249       (198)     1,617
   Other assets/liabilities                                                 (1,520)     1,592     (1,385)
                                                                           -------    -------    -------
Net cash provided by (used in) operating activities                          2,283     (1,910)      (544)

INVESTING ACTIVITIES

Capital expenditures                                                          (343)      (440)      (141)
Restricted cash                                                                475         --         --
Acquisition, net of cash acquired (See Note 2)                                  --     (7,348)        --
Proceeds from sale of  marketable securities                                 1,348         --      1,041
Proceeds from sale of fixed assets                                             307         --         --
Payment on margin liability on marketable securities                        (1,236)      (300)      (454)
Purchase of marketable securities                                               --       (754)    (1,565)
                                                                           -------    -------    -------
Net cash provided by (used in) investing activities                            551     (8,842)    (1,119)

FINANCING

Net (repayments) borrowings of notes payable                                (2,719)     3,581       (252)
Repayment of long--term debt                                                  (758)      (972)      (884)
Proceeds from long--term debt                                                   --      5,000        794
Issuance of common stock, net of fees                                        3,655      1,760         --
Purchase of treasury stock                                                    (156)       (32)        --
Other                                                                           76         14         --
                                                                           -------    -------    -------

Net cash provided by (used in) financing activities                             98      9,351       (342)
Increase (decrease) in cash and cash equivalents                             2,932     (1,401)    (2,005)
                                                                           -------    -------    -------
Cash and cash equivalents at beginning of year                               2,580      3,981      5,986
                                                                           -------    -------    -------
Cash and cash equivalents at end of year                                   $ 5,512    $ 2,580    $ 3,981
                                                                           =======    =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Interest Paid                                                           $   772    $   343    $   282
                                                                           =======    =======    =======

                 SEE ACCOMPANYING NOTES TO CONSOLIDATING FINANCIAL STATEMENTS

                       LYNCH CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2005

1.  ACCOUNTING AND REPORTING POLICIES

     ORGANIZATION

     Lynch  Corporation  (the  "Company"  or "Lynch") is a  diversified  holding company  with  subsidiaries  engaged in  manufacturing  primarily  in the United
States.  The  Company  has  three  principal   operating   subsidiaries   M-tron
Industries,  Inc. ("Mtron"), Piezo Technology,  Inc. ("PTI") (acquired effective
September  30,  2004) and Lynch  Systems,  Inc ("Lynch  Systems").  The combined operations of Mtron and PTI are referred to herein as Mtron/PTI.  Information on the Company's  operations by segment and geographic  area is included in Note 12
-- "Segment Information".

     As of December 31, 2005, the Subsidiaries of the Company are as follows:

                                                            OWNED BY
                                                              LYNCH
                                                            ---------
Lynch Systems, Inc.....................................       100.0%
M-tron Industries, Inc.................................       100.0%
     M-tron Industries, Ltd............................       100.0%
     Piezo Technology, Inc.............................       100.0%
             Piezo Technology India Private Ltd........        99.9%

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

     At  December   31,  2005  and  2004,   assets  of  $47,000  and   $145,000,
respectively, which are classified as cash and cash equivalents, are invested in
United States  Treasury  money market funds for which  affiliates of the Company serve as investment managers to the respective funds.

     RESTRICTED CASH

     At December 31, 2005 and 2004,  the Company had  $650,000  and  $1,125,000,
respectively,  of restricted  cash that secures a letter of credit issued to the
Bank of Omaha as collateral for Mtron's loans.  (See Note 4 to the  Consolidated
Financial Statements - "Notes Payable to Banks and Long-term Debt").

     INVESTMENTS

     Investments in marketable equity securities are classified as available for sale and are recorded at fair value as a component of other assets,  pursuant to
Statement of Financial  Accounting  Standards No. 115,  "Accounting  for Certain
Investments in Debt and Equity Securities". Unrealized gains and losses on these securities,  net of income  taxes,  are  included in  shareholders'  equity as a component of  accumulated  other  comprehensive  income  (loss).  Investments in non-marketable  equity  securities  are  accounted  for under either the cost or equity  method  of  accounting.  The  Company  periodically  reviews  investment securities  for  impairment  based on criteria  that include the duration of the market value decline.  If a decline in the fair value of an investment  security is judged to be other than  temporary,  the cost  basis is written  down to fair value with a charge to earnings.

     The following is a summary of marketable  securities  (investments) held by the Company (in thousands):

                                             GROSS          GROSS
                                          UNREALIZED     UNREALIZED      ESTIMATED
 EQUITY SECURITIES            COST           GAINS         LOSSES       FAIR VALUE
------------------           ------          -----         ------       ----------
December 31, 2005            $1,991          $747             --           $2,738
December 31, 2004            $2,774          $835             --           $3,609

     The Company has a margin  liability  against these  investments of $330,000 and  $1,566,000  as of December  31, 2005 and 2004,  respectively,  that must be settled  upon the  disposition  of the related  securities,  whose fair value is based on quoted market prices.

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

     ACCOUNTING FOR LONG-TERM CONTRACTS

     Lynch Systems is engaged in the manufacture and marketing of  glass-forming machines and specialized manufacturing machines. Certain sales contracts require an advance payment (usually 30% of the contract price) which is accounted for as a customer  advance.  The  contractual  sales  prices are paid either (i) as the manufacturing  process reaches  specified  levels of completion or (ii) based on the shipment  date.  Guarantees by letter of credit from a qualifying  financial institution  are  generally  required for most sales  contracts.  Because of the specialized  nature of these  machines and the period of time needed to complete production and shipping,  Lynch Systems  accounts for these  contracts using the percentage-of-completion  accounting  method as costs are  incurred  compared to total  estimated  project  costs (cost to cost basis).  At December 31, 2005 and
2004, unbilled accounts receivable were $902.000 and $2,507,000, respectively.

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

                                                                 (IN THOUSANDS)
                                                               -----------------
          Balance, January 1, 2004                                   $ 585
          Warranties issued during the year                            369
          Settlements made during the year                            (460)
          Changes in liabilities for pre-existing warranties
              during the year, including expirations                   (28)
                                                                     ------
          Balance, December 31, 2004                                   466
          Warranties issued during the year                            186
          Settlements made during the year                            (282)
          Changes in liabilities for pre-existing warranties
              during the year, including expirations                   (13)
                                                                     ------
          Balance, December 31, 2005                                 $ 357
                                                                     ======

     RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are charged to operations as incurred.  Such costs  were  $2,505,000,  $1,193,000  and  $745,000  in 2005,  2004,  and  2003,
respectively.

     ADVERTISING EXPENSE

     Advertising  costs are charged to operations  as incurred.  Such costs were
$181,000, $183,000 and $136,000, in 2005, 2004 and 2003, respectively.

     EARNINGS PER SHARE AND STOCK BASED COMPENSATION

     The Company's basic and diluted  earnings per share are equivalent,  as the
Company has no dilutive securities.

     At December 31, 2005, the Company has a stock-based  employee  compensation plan that is  described  in Note 6 to the  Consolidated  Financial  Statements -
"Stock Option Plans".  The Company  accounts for the plan under the  recognition and  measurement  principles  of  Accounting  Principles  Board  Opinion No. 25,
"Accounting  for Stock Issued to  Employees,"  and related  Interpretations.  No stock-based  employee  compensation  cost is  reflected  in net  income,  as all options  granted  under those  plans had an  exercise  price equal to the market value of the underlying  common stock on the date of grant. The Company provides pro forma  disclosures of the  compensation  expense  determined  under the fair value  provisions  of  Statement  of  Financial  Accounting  Standards  No. 123,
"Accounting for Stock-Based Compensation."

     For  purposes of pro forma  disclosures,  the  estimated  fair value of the options is amortized to expense over the options' vesting period.  The Company's pro forma information follows:

                                                                         (IN THOUSANDS EXCEPT
                                                                        PER SHARE INFORMATION)
                                                                --------------------------------------
                                                                             DECEMBER 31,
                                                                --------------------------------------
                                                                   2005          2004          2003
                                                                ----------   ------------   ----------
       Net (loss) income as reported                            $   1,210    $   (3,326)    $     110
       Deduct: Total stock-based employee compensation
           expense determined under fair value based method
           for all awards, net of related tax effect                   --           (52)         (154)
                                                                ----------    -----------   ----------
       Pro forma net (loss) income                              $   1,210    $   (3,378)    $     (44)
                                                                ==========   ===========    ==========

       Basic and diluted (loss) earnings per share:

       As reported                                              $    0.73    $    (2.18)    $    0.07
       Pro forma                                                $    0.73    $    (2.22)    $   (0.03)

     OTHER COMPREHENSIVE INCOME (LOSS)

     Other  comprehensive  income  (loss)  includes the changes in fair value of investments  classified  as  available  for sale,  the changes in fair values of derivatives designated as cash flow hedges and translation adjustments.

     CONCENTRATION OF CREDIT RISK

     In 2005,  an  electronics  manufacturing  services  company  accounted  for approximately  14% of Mtron/PTI's  revenues,  compared to approximately  18% for
Mtron/PTI's  largest customer in 2004. No other customer accounted for more than
10% of its 2005  revenues.  Sales to its ten  largest  customers  accounted  for approximately 63% of revenues in 2005,  compared to approximately 48% and 40% of revenues for 2004 and 2003, respectively.

     Lynch   Systems'  sales  to  its  ten  largest   customers   accounted  for
approximately 79% and 80% of its revenues in 2005 and 2004, respectively.  Lynch
Systems' sales to its largest customer  accounted for approximately 46%, 36% and

27% of its  revenues  in 2005,  2004 and 2003,  respectively.  If a  significant customer reduces,  delays or cancels its orders for any reason, the business and results of operations of Lynch Systems would be negatively affected.

     In 2005,  approximately  14% of  Mtron/PTI's  revenue was  attributable  to finished products that were manufactured by an independent contract manufacturer located in both Korea and China.  We expect this  manufacturer  to account for a smaller but substantial  portion of Mtron/PTI's  revenues in 2006 and a material portion of Mtron/PTI's  revenues for the next several years.  Mtron/PTI does not have a  written,  long-term  supply  contract  with this  manufacturer.  If this manufacturer  becomes unable to provide products in the quantities needed, or at acceptable  prices,  Mtron/PTI  would have to identify  and  qualify  acceptable replacement  manufacturers  or  manufacture  the  products  internally.  Due  to specific  product  knowledge and process  capability,  Mtron/PTI could encounter difficulties  in  locating,  qualifying  and  entering  into  arrangements  with replacement manufacturers. As a result, a reduction in the production capability or financial viability of this manufacturer, or a termination of, or significant interruption in, Mtron/PTI's relationship with this manufacturer,  may adversely affect Mtron/PTI's results of operations and our financial condition.

     SEGMENT INFORMATION

     The Company  reports  segment  information in accordance  with Statement of
Financial  Accounting  Standards  No.  131,  "Disclosures  About  Segments of an
Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires companies to report financial and descriptive information for each operating segment based on management's internal organizational  decision-making  structure. See Note 12 to the Consolidated Financial Statements - "Segment Information" - for the detailed presentation of business segments.

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

     GUARANTEES

     The Company  presently  guarantees  (unsecured)  the SunTrust Bank and BB&T loans of Lynch  Systems.  As of December 31, 2005,  there were no obligations to
SunTrust Bank or BB&T. The Company also presently guarantees (unsecured) the RBC loan of Mtron/PTI. As of December 31, 2005, there were no obligations to the RBC

Centura Bank.  The Company has  guaranteed  to First  National Bank of Omaha the payment and  performance  of Mtron's  obligations  under the Loan  Agreement and ancillary  agreements  and  instruments  and has  guaranteed  a Letter of Credit issued to the First  National Bank of Omaha on behalf of its  subsidiary,  Mtron
(see Note 4 to the Consolidated  Financial  Statements - "Notes Payable to Banks
and  Long-term  Debt").  These  guarantees  are subject  only to the  disclosure requirements of the Financial  Accounting  Standards Board Interpretation No. 45
"Guarantors  Accounting and Disclosure  Requirements  for Guarantors,  Including
Indirect  Guarantees of  Indebtedness  of Others".  As of December 31, 2005, the
$650,000  Letter of Credit issued by Bank of America to The First  National Bank of Omaha was secured by a $650,000 deposit at Bank of America.  (See "Restricted
Cash" included in Note 1 to the Consolidated Financial Statements.)

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
The pro forma disclosures  previously permitted under SFAS 123 will no longer be an alternative to financial  statement  recognition.  The Company is required to adopt SFAS 123-R  beginning  January 1, 2006.  Under SFAS 123-R,  companies must determine the  appropriate  fair value model to be used for valuing  share-based payments,  the  amortization  method for  compensation  cost and the  transition method  to  be  used  at  date  of  adoption.  The  transition  methods  include prospective and retroactive adoption options. Since the Company currently has no unvested stock options outstanding,  the impact of adopting SFAS 123-R will have no current effect on the Company's financial results.

     In  November  2004,  the FASB issued SFAS No.  151,  "Inventory  Costs,  an amendment of Accounting  Research  Bulletin No. 43,  Chapter 4". The  amendments made by SFAS No. 151 clarify that  abnormal  amounts of idle  facility  expense, freight  handling costs and waste materials  (spoilage)  should be recognized as current period charges and require the allocation of fixed production  overheads to inventory based on the normal capacity of the production facilities. SFAS No.
151 is the result of a broader  effort by the FASB to improve the  comparability of cross-border financial reporting by working with the International Accounting
Standards Board toward  development of a single set of  high-quality  accounting standards.  The guidance is effective for inventory costs incurred during fiscal years  beginning  after  June 15,  2005.  The  adoption  of SFAS No.  151 is not expected to have a material  effect on our  consolidated  financial  position or results of operations.

     In May 2005,  the FASB issued SFAS No. 154,  "Accounting  Changes and Error
Corrections - a Replacement  of APB Opinion No. 20 and FASB No. 3." SFAS No. 154
applies  to  all  voluntary  changes  in  accounting   principles  and  requires
retrospective  application to prior periods' financial  statements of changes in accounting principles, unless it is impracticable.  SFAS No. 154 requires that a change in  depreciation,  amortization,  or  depletion  method  for long  lived, nonfinancial  assets be  accounted  for as a change of  estimate  affected  by a change in  accounting  principles.  SFAS No. 154 also  carries  forward  without change the guidance in APB Opinion No. 20 with respect to accounting for changes in  accounting  estimates,  changes in the reporting  unit and  correction of an error in previously issued financial  statements.  We are required to adopt SFAS
No. 154 for  accounting  changes and  corrections of errors made in fiscal years beginning  after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on our consolidated  financial  position or results of operations.

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

     The following is the allocation of the purchase price to the estimated fair value of assets acquired and liabilities  assumed for the PTI  acquisition.  The allocation is based on  management's  estimates,  including the valuation of the fixed and intangible assets by independent third-party appraisers.

                                                                  (IN THOUSANDS)

ASSETS:

Cash............................................................  $       1,389
Accounts receivable.............................................          1,565
Inventories.....................................................          2,485
Prepaid expenses and other current assets.......................            853
Property and equipment..........................................          4,871
Intangible assets...............................................            688
Other assets....................................................             54
                                                                  -------------
Total assets acquired...........................................         11,905
                                                                  -------------
LIABILITIES:
-----------
Accounts payable................................................            556
Accrued expenses................................................          1,468
Debt assumed by the Company.....................................          1,145
                                                                  -------------
Total liabilities assumed.......................................          3,169
                                                                  -------------
Net assets acquired.............................................  $       8,736
                                                                  =============

     The  fair  market  value  of net  assets  acquired  in the PTI  acquisition exceeded the purchase  price,  resulting in negative  goodwill of  approximately
$4,800,000.  In accordance with Statement of Financial  Accounting Standards No.
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

3.  INVENTORIES

     Inventories  are stated at the lower of cost or market  value.  Inventories valued using the last-in,  first-out (LIFO) method comprised  approximately  52%
and 47% of consolidated inventories at December 31, 2005 and 2004, respectively.
The balance of  inventories  at December  31, 2005 and 2004 are valued using the first-in-first-out (FIFO) method.

                                                          DECEMBER 31,
                                                    ------------------------
                                                       2005            2004
                                                    ----------       --------
                                                           (IN THOUSANDS)

Raw materials and supplies.....................     $     2,817    $     2,308
Work in progress...............................           2,232          3,763
Finished goods.................................           1,996          1,781
                                                    -----------    -----------
   Total.......................................     $     7,045    $     7,852
                                                    ===========    ===========

     Current  cost  exceeded the LIFO value of  inventories  by  $1,075,000  and
$1,110,000 at December 31, 2005 and 2004, respectively.

4.  NOTES PAYABLE TO BANKS AND LONG-TERM DEBT

     Notes payable to banks and long-term debt consists of:

                                                                                               DECEMBER 31,
                                                                                         ----------------------
                                                                                            2005         2004
                                                                                            ----         ----
Notes payable:                                                                                (IN THOUSANDS)
Mtron bank revolving loan (First National Bank of Omaha) at variable interest rates
   (greater of prime or 4.5%;   7.25% at December 31, 2005), due May 2006                $   2,082    $   3,557
Lynch Systems working capital revolving loan (BB&T) at variable interest rates,
   (One Month LIBOR + 2.75%), due October 2006                                                 756           --
Lynch Systems working capital revolving loan (SunTrust) at variable interest
   rates, (LIBOR + 2%)                                                                          --        2,000
                                                                                         ----------   ----------
                                                                                         $   2,838    $   5,557
                                                                                         ==========   ==========
Long-term debt:

Lynch Systems term loan (SunTrust) at a fixed interest rate of 6.5% at December
   31, 2005, due March 2006                                                              $     378    $     427
Mtron term loan (RBC) due October 2010.  The Company entered into a five-year interest rate swap to hedge the variable interest rate volatility.  Under the terms of the interest rate swap the variable interest Term Loan will be
   essentially converted to a 7.51% fixed rate loan.                                         3,030           --
Mtron term loan (First National Bank of Omaha) at variable interest rates
   (greater of prime plus 50 basis points or 4.5%; 7.75% at December 31, 2005),
   due October 2007                                                                          1,612        1,943
Mtron commercial bank term loan at variable interest rates (7.75% at December 31,
   2005), due April 2007                                                                       456          686
Yankton Area Progressive Growth loan, repaid in 2005                                             -           50
South Dakota Board of Economic Development at a fixed rate of 3%, due December
   2007                                                                                        262          273
Yankton Areawide Business Council loan at a fixed interest rate of 5.5%, due
   November 2007                                                                                74           83
Mtron bridge loan (First National Bank of Omaha), repaid in 2005                                 -        3,000
Rice University Promissory Note at a fixed interest rate of 4.5%, due August 2009              275          345
Smythe Estate Promissory Note at a fixed interest rate of 4.5% due August 2009                 159          197
                                                                                         ----------   ----------
                                                                                             6,246        7,004
Current maturities                                                                          (1,215)      (3,842)
                                                                                         ----------   ----------
                                                                                         $   5,031    $   3,162
                                                                                         ==========   ==========

     Lynch Systems and Mtron/PTI  maintain their own  short-term  line of credit facilities. In general, the credit facilities are secured by property, plant and equipment,  inventory,  receivables and common stock of certain subsidiaries and contain certain covenants  restricting  distributions to the Company.  The Lynch
Systems  credit  facility  includes  an  unsecured  parent  Company   guarantee.
Mtron/PTI's  credit facility  includes an unsecured parent Company guarantee and is  supported  by a  $650,000  Letter of Credit  that is  secured  by a $650,000 deposit at Bank of America.

     The Company is in compliance  with all financial  covenants at December 31,
2005.

     On June 30,  2005,  Mtron/PTI  renewed  its  credit  agreement  with  First
National  Bank of Omaha  extending the due date to May 31, 2006. At December 31,
2005,  Mtron/PTI's  short-term  credit  facility  totals  $5,500,000,  of  which
$3,418,000 was available under the line of credit.

     Effective October 6, 2005, Lynch Systems entered into a loan agreement (the
"BB&T Loan Agreement") with Branch Banking and Trust Company ("BB&T").  The BB&T
Loan Agreement  provides for a line of credit in the maximum principal amount of
$3,500,000.  At December 31, 2005, there were  outstanding  Letters of Credit of
$398,000 and  $1,909,000  was available  under the line of credit.  This line of credit replaces the working  capital  revolving loan that Lynch Systems had with
SunTrust Bank, which loan expired by its terms on September 30, 2005. Borrowings under the BB&T Loan  Agreement  bear  interest  at the One Month LIBOR Rate plus
2.75% and accrued  interest is payable on a monthly  basis,  with the  principal balance due to be paid on the first anniversary of the Loan Agreement.

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

     During 2005, the Company  executed  various  amendments and extensions with one of  Lynch  Systems'  commercial  lenders,  SunTrust.  As a  result,  certain required  repayments  were made on amounts  owed to  SunTrust,  and the expiring working  capital  loan was not  renewed.  Additionally  it was  agreed  that the
Company's  remaining  obligation  to  SunTrust,  a  $378,000  term note would be payable on March 1, 2006. This amount was repaid in full in February 2006.

     On September 30, 2005,  Mtron/PTI  entered into a Loan  Agreement  with RBC
Centura Bank ("RBC").  The Loan  Agreement  provides for a loan in the amount of
$3,040,000 (the "RBC Term Loan"), the proceeds of which were used to pay off the
$3,000,000  bridge  loan with First  National  Bank of Omaha  which had been due
October 2005. The RBC Term Loan bears interest at LIBOR Base Rate plus 2.75% and is to be repaid in monthly  installments  based on a twenty  year  amortization, with the then remaining  principal balance to be paid on the fifth  anniversary.
The RBC Term Loan is secured by a mortgage on PTI's premises. In connection with this RBC Term Loan,  Mtron/PTI  entered into a five-year  interest  rate swap to hedge the variable  interest  rate  volatility.  Under the terms of the interest rate  swap,  the  variable  interest  rate RBC  Term  Loan  will be  essentially converted to a 7.51% fixed rate loan. The Company has designated  this swap as a cash  flow  hedge  in  accordance  with  FASB  133  "Accounting  for  Derivative
Instruments and Hedging Activities". The fair value of the interest rate swap at
December 31, 2005 is $1,563 which is included in other  accrued  liabilities  on the balance sheet.  The charge is reflected within other  comprehensive  income, net of tax.

     In connection with the completion of the acquisition of PTI, on October 14,
2004,  Mtron  and PTI,  each  wholly-owned  subsidiaries  of Lynch  Corporation, entered  into a Loan  Agreement  with  First  National  Bank of Omaha.  The Loan
Agreement  provided for loans in the amounts of $2,000,000 (the "Term Loan") and
$3,000,000  (the "Bridge  Loan"),  together with a $5,500,000  Revolving Line of
Credit (the  "Revolving  Loan").  The Term Loan bears interest at the greater of prime  rate  plus 50 basis  points,  or 4.5%,  and is to be  repaid  in  monthly installments of $37,514,  with the then remaining principal balance plus accrued interest to be paid on the third  anniversary of the Loan Agreement.  The Bridge
Loan was  repaid in 2005 from  proceeds  received  from the RBC Term  Loan.  The
Revolving  Loan was renewed on June 30, 2005 as previously  discussed.  The Loan
Agreement  contains a variety of  affirmative  and  negative  covenants of types customary in an asset-based  lending facility.  The Loan Agreement also contains financial  covenants  relating to maintenance of levels of minimal  tangible net worth and working  capital,  and  current,  leverage  and fixed  charge  ratios, restricting the amount of capital expenditures.

     On May 12, 2005,  Venator  Merchant Fund, L.P.  ("Venator")  made a loan to
Lynch  Corporation  in the amount of $700,000 due  September  11, 2005 or within seven days after demand by Venator. Venator is an investment limited partnership controlled by Lynch's Chairman of the Board, Marc Gabelli. On September 8, 2005,
Lynch  Corporation  entered into a Letter Agreement  extending the maturity date this Note to November 10, 2005 or within seven days after demand by Venator. The loan was  approved by the Audit  Committee  of the Board of  Directors of Lynch.
This loan was repaid in full in December, 2005, including interest of $30,000.

     The Company has  guaranteed a letter of credit issued to the First National
Bank of Omaha on behalf of its subsidiary, Mtron Industries, Inc. As of December
31, 2005,  the $650,000  letter of credit issued by Bank of America to The First
National Bank of Omaha was secured by a $650,000 deposit at Bank of America. The
Company's  outstanding  letter of credit was reduced from $1,000,000 to $650,000 during 2005.

     Both Mtron/PTI and Lynch Systems intend to renew the credit agreements that expire  on May 31 and  October  1,  2006,  respectively,  with  their  incumbent lenders.

     Aggregate principal  maturities of long-term debt for each of the next five years are as follows:  2006 - $1,215,000;  2007 -  $1,932,000;  2008 - $198,000;
2009 - $167,000; and $2,735,000 in 2010.

5.  RELATED PARTY TRANSACTIONS

     TRANSACTIONS WITH CERTAIN AFFILIATED PERSONS

     On May 12, 2005,  Venator  Merchant Fund, L.P.  ("Venator")  made a loan to
Lynch  Corporation  in the amount of $700,000 due  September  11, 2005 or within seven days after demand by Venator. Venator is an investment limited partnership controlled by Lynch's Chairman of the Board, Marc Gabelli. On September 8, 2005,
Lynch Corporation entered into a Letter Agreement extending the maturity date of this Note to November 10, 2005 or within seven days after demand by Venator. The loan was  approved by the Audit  Committee  of the Board of  Directors of Lynch.
This loan was repaid in full in December, 2005, including interest of $30,000.

     Prior  to the  Company's  move to  Greenwich,  Connecticut,  the  principal executive offices were located in Providence, Rhode Island and shared with Avtek
Inc.  ("Avtek") a private  holding  company which until  November 27, 2002,  was co-owned by Mr.  Papitto,  the  Company's  former  Chairman and Chief  Executive
Officer, and Mr. Mario Gabelli,  the Company's former Vice Chairman.  During the period  August,  2001 though  November  2004,  Avtek and the Company have shared certain occupancy and salary expenses of individuals who performed  services for both the Company  and Avtek.  The  Company's  paid share of such  occupancy  and salary costs for 2004 was $433,625.

6.  STOCK OPTION PLANS

     On May 26, 2005, the Company's shareholders approved amendments to the 2001
Equity  Incentive  Plan to increase the total number of shares of the  Company's
Common Stock  available for issuance  from 300,000 to 600,000  shares and to add provisions  that require  terms and  conditions of awards to comply with section
409A of the  Internal  Revenue Code of 1986.  Also on May 26, 2005,  the Company
granted  options to purchase  120,000  shares of Company common stock to certain employees and  directors of the Company at $13.17 per share.  These options were vested in 2005, were  anti-dilutive and have lives of five years. As of December
31, 2005, options to purchase 300,000 shares are outstanding and fully vested.

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

7.  SHAREHOLDERS' EQUITY

     In December  2005,  the Company  completed its rights  offering.  The fully subscribed rights offering resulted in the issuance of 538,676 additional shares of common stock for proceeds to the Company of approximately $3,655,000,  net of
$250,000 in fees.  The offering  granted  holders of the Company's  common stock transferable  subscription  rights to purchase  shares of the  Company's  common stock at a subscription price of $7.25 per share.

     Under the terms of the offering, holders of the Company's common stock were entitled to one transferable  subscription  right for each share of common stock held on the record date,  November 9, 2005. Every three such rights entitled the shareholder to subscribe for one common share at a  subscription  price of $7.25 per share.  The rights  were  transferable  and  contained  an  oversubscription privilege.

     The Board of Directors  previously  authorized the purchase of up to 50,000 shares of Common  Stock.  During 2005 the  Company  purchased  16,100  shares of
Common  Stock at an average  price of $9.67 per share.  During  2004 the Company purchased  2,400 shares of Common Stock at an average price of $13.38 per share.
There were no purchases in 2003.

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
Vested amounts are payable at the holder's  option in cash or equivalent  amount of Mtron or Lynch Systems stock.  Expense  related to the SAR's was $18,000,  $0 and $70,000, in 2005, 2004 and 2003 respectively. During the year ended December
31, 2004, the Company paid out the entire SAR liability that had been accrued at
December 31, 2003. There is SAR liability at December 31, 2005 of $18,000.

8.  INCOME TAXES

     The Company files consolidated  federal income tax returns,  which includes all subsidiaries.

     The Company has a $2,404,000 net operating loss ("NOL") carry-forward as of
December 31, 2005.  This NOL expires  through 2024 if not utilized prior to that date.  The  Company  has  research  and  development  credit  carry-forwards  of approximately  $357,000 at December  31, 2005 that can be used to reduce  future income  tax  liabilities  and  expire  principally  between  2020 and  2024.  In addition,  the Company has foreign tax credit  carry-forwards  of  approximately
$169,000 at December 31, 2005 that are  available to reduce  future U.S.  income tax  liabilities  subject  to  certain  limitations.  These  foreign  tax credit carry-forwards expire at various times through 2015.

     Deferred  income  taxes  for  2005  and  2004  provided  for the  temporary differences  between  the  financial  reporting  basis  and the tax basis of the
Company's  assets  and  liabilities.   Cumulative   temporary   differences  and
carry-forwards at December 31, 2005 and 2004 are as follows:

                                                       DECEMBER 31, 2005        DECEMBER 31, 2004
                                                     --------------------    ----------------------
                                                         DEFERRED TAX             DEFERRED TAX
                                                       ASSET     LIABILITY       ASSET    LIABILITY
                                                      --------  -----------    --------  -----------
                                                                    (IN THOUSANDS)

Inventory reserve................................      $  601    $    --          $  730   $    --
Fixed assets.....................................          --      1,448              --     1,729
Other reserves and accruals......................       2,163         --           1,509        --
Other............................................          --        547              --       253
Tax loss and other credit carry-forwards.........       1,554         --           1,924        --
                                                       -------    -------         -------  --------
Total deferred income taxes......................       4,318      1,995           4,163     1,982
                                                                                           ========
Valuation allowance..............................      (2,212)                    (2,070)
                                                       -------                   -------
                                                       $2,106                     $2,093
                                                       =======                   =======

     At December 31, 2005,  the net deferred tax asset of $111,000  presented in the  Company's  balance  sheet is comprised of deferred tax assets of $2,106,000 offset by deferred tax liabilities of $1,995,000.  At December 31, 2004, the net deferred  tax asset of $111,000  presented  in the  Company's  balance  sheet is
comprised  of  deferred  tax  assets  of  $2,093,000   offset  by  deferred  tax
liabilities of $1,982,000.  The carrying value of the Company's net deferred tax asset at  December  31, 2005 and  December  31, 2004 of $111,000 is equal to the amount of the Company's  carry-forward  alternative  minimum tax ("AMT") at that date. These AMT credits do not expire.

     The  provision  (benefit)  for income taxes from  continuing  operations is summarized as follows:

                                                            2005          2004         2003
                                                            ----          ----         ----
                                                                     (IN THOUSANDS)

     Current:

        Federal....................................        $ (484)        $  --       $(150)
        State and local............................            91            24          --
        Foreign....................................           184            82          73
                                                           -------        ------      ------
     Total Current.................................          (209)          106         (77)
                                                           -------        ------      ------
     Deferred:
        Federal....................................             --           --         150
        State and local............................             --           (6)         --
                                                           -------        ------      ------
     Total Deferred................................             --           (6)        150
                                                           -------        ------      ------
                                                           $ (209)        $ 100       $  73
                                                           =======        ======      ======

     A  reconciliation  of  the  provision   (benefit)  for  income  taxes  from
continuing  operations and the amount computed by applying the statutory federal
income  tax  rate  to  income  before  income  taxes,   minority   interest  and
extraordinary item:

                                                            2005          2004         2003
                                                         --------      ----------   --------
                                                                     (IN THOUSANDS)

Tax (benefit) at statutory rate...................       $  340       $ (1,097)       $  62
Foreign tax rate differential.....................          (40)           (87)         (81)
State and local taxes, net of federal benefit.....           61              5           --
Foreign export sales benefit......................          (17)           (66)         (54)
Change in tax reserves............................         (484)            --           --
Valuation allowance...............................         (178)         1,245          139
Other.............................................          109            100            7
                                                         -------      ---------       ------
                                                         $ (209)      $    100        $  73
                                                         =======      =========       ======

     The income tax benefit for the year period ended December 31, 2005 included federal,  as well as state,  local,  and foreign taxes offset by provisions made for certain net operating loss  carry-forwards  that may not be fully  realized.
The income tax benefit also includes a non-recurring  reduction to an income tax reserve of $716,000 in the third quarter 2005, which was originally provided for during 2001.  The tax reserve was  increased in the fourth  quarter of 2005 by a net $232,000  provision  for federal and state tax reserves  identified  in that period.

     Profit before income taxes from foreign operations was $1,169,000, $499,000 and $452,000 in 2005,  2004, and 2003  respectively.  At December 31, 2005, U.S.
income taxes have been provided on  approximately  $2,430,000 of earnings of the
Company's foreign  subsidiaries  because these earnings are not considered to be indefinitely reinvested.

     Federal,  state and foreign income tax payments were $202,000,  $83,000 and
$261,000 for the years 2005, 2004 and 2003, respectively.  Income tax recoveries were $532,000 in 2003 for tax loss carry-backs.

     The valuation  allowance increased from $2,070,000 in 2004 to $2,212,000 at
December 31, 2005.

9.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     Total  comprehensive  income was  $1,196,000 in the year ended December 31,
2005,  including "other"  comprehensive loss of $88,000 for unrealized losses on available for sale securities,  $75,000 of currency translation  associated with
PTI's foreign subsidiary, as well as $1,000, the fair value of the interest rate swap at December 31, 2005, net of tax.

     Total  comprehensive  loss was  $2,768,000  in the year ended  December 31,
2004, including "other" comprehensive income of $544,000 for unrealized gains on available for sale  securities  and $14,000 of currency  translation  associated with PTI's foreign subsidiary.

     Total comprehensive income was $99,000 in the year ended December 31, 2003, including  "other"  comprehensive  loss of  $11,000  for  unrealized  losses  on available for sale securities.

     The components of accumulated other  comprehensive  income,  net of related tax, at December 31, 2005, 2004, and 2003 are as follows:

                                                                          DECEMBER 31,
                                                               --------------------------------
                                                                  2005       2004        2003
                                                               ---------- -----------  --------
                                                                       (IN THOUSANDS)

Balance beginning of year.................................     $    849   $    291    $   302
Foreign currency translation..............................           75         14         --
Deferred loss on hedge contract...........................           (1)        --         --
Unrealized (loss ) gain on available for-sale securities..          (88)       544        (11)
                                                               ---------  ---------   --------
Accumulated other comprehensive income....................     $    835   $    849    $   291
                                                               =========  =========   ========

10.  EMPLOYEE BENEFIT PLANS

     The  Company,  through its  operating  subsidiaries,  has  several  defined contribution  plans for eligible  employees.  The following table sets forth the consolidated expenses for these plans:

                                                                          DECEMBER 31,
                                                               --------------------------------
                                                                  2005       2004        2003
                                                               --------- -----------  ---------
                                                                       (IN THOUSANDS)

Defined contribution total................................     $    187   $     90    $     48
                                                               ========   ========    ========

     Under the Lynch Systems and Mtron defined  contribution  plan,  the Company contributes up to a maximum of 62.5 percent of participants'  contributions that do not exceed $800 per  participant in the plan year.  The Company  contribution occurs at the end of the plan year and the participant is immediately  vested in the  employers'  contribution.  Under the PTI  defined  contribution  plan,  the
Company  contributes  50  percent  of  the  first  6% of  eligible  compensation contributed by participants.

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

     On November 3, 2004, the Superior  Court held that the Spinnaker  Entities'
bankruptcy  did not prevent the award of severance  pay under the  statute.  The
Superior  Court  granted  summary  judgment  to PACE on the second  count of its complaint  based  on  its  earlier  ruling  that  the  Company  was  the  parent corporation  of the Spinnaker  Entities.  The Court also issued a separate order that related to the calculation of damages, largely agreeing with the Company on the  appropriate  method  of  calculating  damages  and  awarded  PACE  $653,018
(subsequently  modified to $656,020) in severance  pay,  which is  approximately one-half the amount claimed by PACE.  The Superior  Court rejected  PACE's claim for pre-judgment interest, but granted its request for attorney fees.

     Both PACE and the Company appealed to the Maine Supreme Judicial Court. The parties filed written  briefs during April and May 2005 and made oral  arguments to the Supreme  Court on  September  13, 2005.  On January 13, 2006,  before the
Supreme  Court  issued its  decision,  the Company and PACE agreed to settle the case.  The  settlement  includes  payment of a total of  $800,000 to resolve the claims of 67 workers  who lost their jobs in 2001.  The  parties  also  withdrew their  respective  appeals  pending  in the  Supreme  Court and,  therefore,  no decision was ever issued by the Court.

QUI TAM LAWSUIT

     The Company,  Lynch  Interactive and numerous other parties have been named as defendants  in a lawsuit  originally  brought  under the so-called  "qui tam"
provisions of the federal False Claims Act in the United States  District  Court
for the District of  Columbia.  The  complaint  was filed under seal in February
2001,  and the seal was lifted at the  initiative  of one of the  defendants  in
January 2002.  The Company was formally  served with the complaint in July 2002.
The  main  allegation  in the case is that the  defendants  participated  in the creation of "sham" bidding  entities that allegedly  defrauded the United States
Treasury  by  improperly  participating  in  Federal  Communications  Commission
("FCC") spectrum auctions  restricted to small businesses,  as well as obtaining
"bidding  credits" in other  spectrum  auctions  allocated  to "small" and "very small"  businesses.  While the lawsuit seeks to recover an unspecified amount of damages,  which would be subject to  mandatory  trebling  under the  statute,  a report  prepared  for the  relator  (the  private  party who filed the action on behalf of the United States) in February 2005 alleges  damages of  approximately
$91,000,000  in respect  of  "bidding  credits",  approximately  $70,000,000  in respect of government  "financing" and approximately  $206,000,000 in respect of subsequent resales of licenses, in each case prior to trebling. The liability is alleged to be joint and several.  In September  2003,  the court  granted  Lynch
Interactive's  motion to  transfer  the action to the  Southern  District of New
York.

     In September 2004, the court issued a ruling denying  defendants' motion to refer the issues in the action to the FCC.  In  December  2004,  the  defendants filed a motion in the United States  District  Court in the District of Columbia
asking that court to compel the FCC to provide information subpoenaed by them to enable them to conduct their  defense.  This motion was denied in May 2005,  and the defendants appealed. In February 2006, the defendants and the FCC reached an
agreement  granting   defendants   discovery  of  certain  documents  and  other
evidentiary  materials.  In November 2005, the court ruled that damages based on profits from resales of licenses were not allowed under the False Claims Act.

     Initially,  in 2001, the  Department of Justice  notified the court that it would not intervene in the case.  However,  in response to the judge's ruling in
November 2005 (described above), the DOJ recently, in March 2006, petitioned the court to allow it to intervene. This petition is scheduled to be argued in April
2006.  The case had been  tentatively  scheduled  for trial in June 2006 but the trial may be delayed due to the  government's  intervention  and related issues.
The  defendants  believe that the action is without merit and that the relator's damage  computations  are  without  basis,  and  they  are  defending  the  suit vigorously.  Under  the  separation  agreement  between  the  Company  and Lynch
Interactive  pursuant to which Lynch  Interactive  was spun-off to the Company's shareholders  on  September  1, 1999,  Lynch  Interactive  would be obligated to indemnify  the  Company  for any losses or damaged  incurred by the Company as a result of this  action.  Lynch  Interactive  has agreed in writing to defend the case on the Company's  behalf and to indemnify the Company for any losses it may incur.  Nevertheless,  the Company  cannot  predict the ultimate  outcome of the litigation,  nor can the  Company  predict  the effect  that the  lawsuit or its outcome will have on the Company's business or plan of operation.

RENT EXPENSE

     Rent expense under operating leases was $291,000, $285,000 and $284,000 for the years ended  December 31,  2005,  2004 and 2003,  respectively.  The Company leases  certain  property and  equipment,  including  warehousing  and sales and distribution  equipment,  under  operating  leases  that extend from one to five years. Certain of these leases have renewal options and escalation provisions.

     Future minimum rental  payments under  long-term  non-cancelable  operating leases subsequent to December 31, 2005 are as follows:

                                                    (in thousands)
           2006...................................        $141
           2007...................................          74
           2008...................................          29
           2009...................................          17
           2010 and thereafter....................           3

12.  SEGMENT INFORMATION

     The Company has two reportable  business segments:  1) glass  manufacturing equipment  business,  which  represents the operations of Lynch Systems,  and 2)
frequency  control devices  (quartz  crystals and  oscillators)  that represents products manufactured and sold by Mtron/PTI. The Company's foreign operations in
Hong Kong and India exist under Mtron/PTI.

     Operating  profit  (loss) is equal to  revenues  less  operating  expenses, excluding  investment  income,  interest expense,  and income taxes. The Company allocates  a  negligible  portion  of  its  general  corporate  expenses  to its operating  segments.  Such allocation was $500,000 in 2005, $350,000 in 2004 and
$175,000 in 2003.  Identifiable  assets of each industry  segment are the assets used by the  segment  in its  operations  excluding  general  corporate  assets.
General corporate assets are principally cash and cash  equivalents,  short-term investments and certain other investments and receivables.

                                                             YEARS ENDED DECEMBER 31,
                                                    --------------------------------------
                                                           2005      2004         2003
                                                    ------------  -----------  -----------
                                                                (IN THOUSANDS)
REVENUES

Glass manufacturing equipment - USA                 $    1,992    $     1,114   $   3,677
Glass manufacturing equipment - Foreign                  9,140          9,307       9,109
                                                    ------------  ------------  -----------
Total glass manufacturing equipment                     11,132         10,421      12,786

Frequency control devices - USA                         19,078         12,096       7,282
Frequency control devices - Foreign                     15,973         11,317       7,901
                                                    ------------  ------------  -----------
Total frequency control devices                         35,051         23,413      15,183
                                                    ------------  ------------  -----------
Consolidated total revenues                         $   46,183    $    33,834   $  27,969
                                                    ============  ============  ===========

OPERATING PROFIT (LOSS)

Glass manufacturing equipment                       $      684    $    (1,340)  $     822
Frequency control devices                                2,306          1,012        (170)
                                                    ------------  ------------  -----------
Total manufacturing                                      2,990           (328)        652

Unallocated corporate expense                           (1,812)        (2,560)     (1,484)
                                                    ------------  ------------  -----------
Consolidated total operating profit (loss)          $    1,178    $    (2,888)  $    (832)

INCOME (LOSS) BEFORE INCOME TAXES

Investment income                                   $      608    $        15   $     534
Interest expense                                          (847)          (360)       (282)
Other income (expense)                                      62              7         763
                                                    ------------  ------------  -----------
Consolidated income (loss) before income taxes      $    1,001    $    (3,266)  $     183
                                                    ============  ============   ==========
CAPITAL EXPENDITURES

Glass manufacturing equipment                       $       32    $        97    $      74
Frequency control devices                                  310            326           67
General corporate                                            1             17           --
                                                    ------------  ------------   ----------
Consolidated total capital expenditures             $      343    $       440    $     141
                                                    ============  ============   ==========

TOTAL ASSETS

Glass manufacturing equipment                       $    8,096    $    10,832    $ 12,207
Frequency control devices                               17,589         17,417       7,860
General corporate                                        6,979          5,634       2,952
                                                    ------------  ------------   ----------
Consolidated total assets                           $   32,664    $    33,883    $ 23,019
                                                    ============  ============   ==========

13.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the quarterly  results of operations  for the years ended December 31, 2005 and December 31, 2004:

                                                                        2005 THREE MONTHS ENDED
                                                             -----------------------------------------
                                                               MAR. 31    JUNE 30   SEP. 30   DEC. 31
                                                             ----------  --------- --------- ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

 Revenues................................................   $ 10,595   $ 14,913   $ 10,745    $  9,930
 Gross profit............................................      3,277      5,512      2,961       2,985
 Operating profit (loss).................................        227      2,001       (516)       (534)
 Net income (loss).......................................         50      1,351        696        (887)
 Basic and diluted earnings (loss) per share.............   $   0.03   $   0.83   $   0.43    $  (0.56)

                                                                       2004 THREE MONTHS ENDED
                                                            --------------------------------------------
                                                               MAR. 31    JUNE 30    SEP. 30    DEC. 31
                                                             ----------  --------- ---------- ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

 Revenues................................................   $   6,812   $  6,736   $  7,943   $ 12,343
 Gross profit............................................       1,512      1,986      1,526      3,026
 Operating profit (loss).................................        (763)      (467)      (915)      (743)
 Net income (loss).......................................        (808)      (560)      (965)      (993)
 Basic and diluted earnings (loss) per share.............   $   (0.54)  $  (0.37)  $  (0.65)  $  (0.62)

                SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF
                          REGISTRANT LYNCH CORPORATION

                             CONDENSED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                            DECEMBER 31,
                                                                          2005        2004
                                                                        -------     -------
ASSETS
Current Assets
   Cash and cash equivalents ......................................     $ 3,542     $   415
   Restricted cash ................................................         650       1,125
   Investments - marketable securities ............................       2,738       3,609
   Deferred income taxes ..........................................          --          --
   Other current assets ...........................................          38         153
                                                                        -------     -------
                                                                          6,968       5,302
Net Property, Plant & Equipment ...................................      11          16

Other Assets (principally investment in and amounts due from wholly
   owned subsidiaries) ............................................      11,554       7,720
                                                                        -------     -------
Total Assets ......................................................     $18,533     $13,038
                                                                        =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities ...............................................     $ 3,845     $ 3,045
Long Term Liabilities .............................................          --          --
Total Shareholders' Equity ........................................      14,688       9,993
                                                                        -------     -------
Total Liabilities And Shareholders' Equity ........................     $18,533     $13,038
                                                                        =======     =======

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                LYNCH CORPORATION

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        CONDENSED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                   ---------------------------------
                                                                                      2005        2004        2003
                                                                                   ---------   ---------   ---------

Interest, dividends and gains on sale of marketable securities................     $    592    $     17    $    523
Dividend from subsidiary......................................................           32          22         486
Interest and other income from subsidiaries...................................          126          55          36
                                                                                   ---------   ---------   ---------
TOTAL INCOME..................................................................          750          94       1,045
Costs and Expenses:
Unallocated corporate administrative expense..................................        1,662       1,435       1,309
Commitments and contingencies.................................................          150         775          --
Interest expense..............................................................           86          47          18
                                                                                   ---------   ---------   ---------
TOTAL COST AND EXPENSE........................................................        1,898       2,257       1,327
                                                                                   ---------   ---------   ---------
LOSS BEFORE INCOME TAXES AND EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES......       (1,148)     (2,163)       (282)
Benefit for income taxes .....................................................          716           --         96
Equity in net income (loss) of subsidiaries...................................        1,642      (1,163)        296
                                                                                   ---------   ---------   ---------
NET INCOME (LOSS).............................................................     $  1,210    $ (3,326)   $    110
                                                                                   =========   =========   =========

                                LYNCH CORPORATION

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        CONDENSED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)

                                                                        YEAR ENDED DECEMBER 31,
                                                                    ----------------------------
                                                                       2005     2004      2003
                                                                    ---------  -------  -------

CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES...................  $   (483)  $  (430) $   193
                                                                    ---------  -------- --------
INVESTING ACTIVITIES:
Capital expenditures..............................................        (1)      (17)      --
Proceeds from sale of marketable securities.......................     1,348        --    1,041
Payment of margin liability.......................................    (1,236)     (300)    (454)
Purchase of available for-sale securities.........................        --      (754)  (1,565)
Dividend from subsidiaries........................................        --        22      464
                                                                    ---------  -------- -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES...............       111    (1,049)    (514)
                                                                    ---------  -------- --------
FINANCING ACTIVITIES:
Loan to Subsidiary................................................        --    (1,800)      --
Issuance of Common Stock, net of fees.............................     3,655     1,760       --
Purchase of Treasury Stock                                              (156)      (32)      --
                                                                    ---------  -------- --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES...............     3,499       (32)      --
                                                                    ---------  -------- --------
TOTAL INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............     3,127    (1,551)    (321)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR....................       415     1,966    2,287
                                                                    ---------  -------- --------
CASH AND CASH EQUIVALENTS AT END OF YEAR..........................  $  3,542   $   415  $ 1,966
                                                                    =========  ======== ========

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A -- BASIS OF PRESENTATION

     In the parent company's financial  statements,  the Company's investment in subsidiaries  is stated at cost plus  equity in  undistributed  earnings  of the subsidiaries.

NOTE B -- PURCHASE OF AVAILABLE FOR SALE SECURITIES

     Proceeds  from the sale of marketable  securities  totaled  $1,348,000  and
$1,041,000  for the  years  ended  December  31,  2005 and  2003,  respectively.
Purchases of marketable  securities  were $754,000 and  $1,565,000 for the years ended December 31, 2004 and 2003,  respectively.  Payments on margin liabilities were  $1,236,000,  $300,000 and $454,000 for the years ended  December 31, 2005,
2004 and 2003, respectively.

NOTE C -- DIVIDENDS FROM SUBSIDIARIES

     Dividends  paid  to  Lynch  Corporation  from  the  Company's  consolidated subsidiaries were $0 in 2005, $22,000 in 2004 and $464,000 in 2003.

NOTE D -- LOANS TO SUBSIDIARIES

     In 2004, the Company lent its subsidiary,  Mtron, $1,800,000 to support its banking relationship and to fund Mtron's acquisition of PTI.

NOTE E -- INCOME TAX RECOVERY

     2003 cash provided by operations includes income tax recoveries of $532,000.

NOTE F -- SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR ADDITIONAL INFORMATION.

                       LYNCH CORPORATION AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

  COLUMN A                                  COLUMN B               COLUMN C             COLUMN D     COLUMN E
----------                                -------------   -----------------------  -------------- -------------
                                                                   ADDITIONS
                                                          ------------------------
                                           BALANCE AT     CHARGED TO   CHARGED TO
                                           BEGINNING      COSTS AND       OTHER                    BALANCE AT
               DEDUCTION                   OF PERIOD       EXPENSES     ACCOUNTS   DEDUCTIONS(A)  END OF PERIOD
               ---------                 --------------  -----------  ----------  -------------   -------------

Year ended December 31, 2005
   Allowances......................      $      92,000   $   259,000       --     $       26,000    $    325,000
Year ended December 31, 2004
   Allowances......................      $      91,000   $    14,000       --     $       13,000    $     92,000
Year ended December 31, 2003
   Allowances......................      $      91,000   $    10,000       --     $       10,000    $     91,000
                                         ==============  ===========  ==========  ==============    ============
----------
(A) Uncollectible accounts receivable written off are net of recoveries.

                                  EXHIBIT INDEX

EXHIBIT
 NO.       DESCRIPTION
------     -----------

3(a)   Restated  Articles  of  Incorporation  of the  Company  (incorporated  by reference to Exhibit 3(a) to the  Company's  Form 10-K for the year ended
       December 31, 2004).
(b)    Articles of  Amendment of the  Articles of  Incorporation  of the Company
       (incorporated by reference to Exhibit 3(b) to the Company's Form 10-K for the year ended December 31, 2004).
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
(b)    Directors Stock Plan  (incorporated  by reference to Exhibit 10(o) to the
       Company's Form 10-K for the year ended December 31, 1997).
(c)    Lynch  Corporation  2001 Equity  Incentive Plan adopted December 10, 2001
       (incorporated  by reference to Exhibit 4 to the Company's  Form 8-K filed on December 29, 2005.
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
       Exhibit 10.4 to the  Company's  Current  Report on Form 8-K dated October
       20, 2004).
(r)    Form of  Indemnification  Agreement  dated as of February 28, 2005 by and between Lynch Corporation and its executive officers (incorporated herein by reference to Exhibit 10.1 to the  Company's  Quarterly  Report on Form
       10-Q filed on May 16, 2005).
(s)    Promissory Note made by Lynch Corporation to Venator Merchant Fund, L.P., dated May 12, 2005 (incorporated  herein by reference to Exhibit 10.1 the
       Company's  Current  Report on Form 8-K filed on May 16, 2005).
(t)    First  Amendment to the Loan  Agreement  by and among M-Tron  Industries,
       Inc., Piezo Technology,  Inc. and First National Bank of Omaha, dated May
       31,  2005  (incorporated  herein  by  reference  to  Exhibit  10.2 to the
       Company's Current Report of on Form 8-K filed on July 6, 2005).
(u)    Letter  Agreement,   dated  September  8,  2005,  by  and  between  Lynch
       Corporation and Venator Merchant Fund L.P. extending the maturity date of the promissory note in favor of Venator Merchant Fund L.P.  (incorporated herein by reference to Exhibit 10.1 to the  Company's  Current  Report on
       Form 8-K filed on September 9, 2005).
(v)    Loan Agreement,  by and among M-Tron Industries,  Inc., Piezo Technology,
       Inc. and RBC Centura Bank, dated September 30, 2005 (incorporated  herein by reference to Exhibit 10.1 to the Company's  Current Report on Form 8-K
       filed on October 4, 2005).
(w)    Unconditional  Guaranty for Payment by and between Lynch  Corporation and
       RBC  Centura  Bank,  dated  September  30, 2005  (incorporated  herein by reference to Exhibit  10.2 to the  Company's  Current  Report on Form 8-K
       filed on October 4, 2005).
(x)    Loan Agreement, by and among Lynch Corporation,  Lynch Systems and Branch
       Bank and Trust Company,  dated September 29, 2005,  effective  October 6,
       2005  (incorporated  herein by reference to Exhibit 10.1 to the Company's
       Current Report on Form 8-K on October 11, 2005).
(y)    Guaranty  Agreement  for Payment  and  Performance  by and between  Lynch
       Corporation and Branch Bank and Trust Company,  dated September 29, 2005, effective  October 6, 2005  (incorporated  herein by reference to Exhibit
       10.2 to the  Company's  Current  Report on Form 8-K filed on October  11,
       2005).

14     Amended and Restated  Business Conduct Policy  (incorporated by reference to Exhibit 14 to the Company's  Form 10-K for the year ended December 31,
       2004).
21     Subsidiaries of the Company  (incorporated  by reference to Exhibit 21 to the Company's Form 10-K for the year ended December 31, 2004).
23*    Consent of Independent  Registered Public Accounting Firm - Ernst & Young
       LLP.
31(a)* Certification by Principal  Executive  Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)* Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)* Certification by Principal  Executive  Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)* Certification by Principal  Financial  Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

