Form 10-Q
period 2006-03-31
LYNCH CORP
filed 2006-05-12
CIK 61004

================================================================================

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2006
                                               --------------

                                       or

/ /             TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ------------

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

Large accelerated filer / /    Accelerated filer / /    Non-accelerated filer /X/

Indicate by check mark whether the registrant is an a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes / /   No /X/

Indicate the number of shares outstanding of each of the Registrant's classes of
Common Stock, as of the latest practical date.

           Class                                      Outstanding at May 8, 2006
-----------------------------                         --------------------------
Common Stock, $0.01 par value                                  2,154,702

================================================================================

                                      INDEX

                       LYNCH CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
         Consolidated Balance Sheets at March 31, 2006
             and December 31, 2005 ..........................................  3
         Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 ..................................  4
         Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 ..................................  5
         Notes to Condensed Consolidated Financial Statements................  6
Item 2.  Management's Discussion and Analysis of Financial Condition and

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings................................................... 20
Item 6.  Exhibits and Reports on Form 8-K.................................... 21

PART 1 -- FINANCIAL INFORMATION -
ITEM 1 -- FINANCIAL STATEMENTS

                       LYNCH CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS -- UNAUDITED
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                                                   March 31,    December 31,
                                                                                     2006         2005 (A)
                                                                                  -----------   ------------
ASSETS
Current Assets
    Cash and cash equivalents...............................................      $    3,465     $    5,512
    Restricted cash (Note E)................................................             650            650
    Investments - marketable securities (Note F)............................           3,242          2,738
    Accounts receivable, less allowances of $300 and $325, respectively.....           7,653          7,451
    Unbilled accounts receivable (Note I)...................................           1,880            902
    Inventories (Note G)....................................................           7,250          7,045
    Deferred income taxes...................................................             111            111
    Prepaid expense and other current assets................................             509            461
                                                                                  ----------     ----------
        Total Current Assets................................................          24,760         24,870
Property, Plant and Equipment
    Land....................................................................             855            855
    Buildings and improvements..............................................           5,767          5,767
    Machinery and equipment.................................................          14,659         14,606
                                                                                  ----------     ----------
                                                                                     21,281         21,228
    Less: accumulated depreciation..........................................         (14,332)       (14,025)
                                                                                  ----------     ----------
                                                                                       6,949          7,203
    Other assets............................................................             564            591
                                                                                  ----------     ----------
       Total Assets.........................................................      $   32,273     $   32,664
                                                                                  ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable to bank (Note H)................................................$    2,381     $    2,838
    Trade accounts payable........................................................     2,739          2,900
    Accrued warranty expense (Note I).............................................       365            357
    Accrued compensation expense..................................................     1,567          1,372
    Accrued income taxes..........................................................       742            673
    Accrued professional fees.....................................................       292            574
    Margin liability on marketable securities.....................................         -            330
    Other accrued expenses........................................................     1,233          1,312
    Commitments and contingencies (Note M)........................................        34            859
    Customer advances.............................................................     1,403            515
    Current maturities of long-term debt (Note H).................................       845          1,215
                                                                                  ----------     ----------
       Total Current Liabilities..................................................    11,601         12,945
Long-term debt (Note H)...........................................................     4,835          5,031
                                                                                  ----------     ----------
       Total Liabilities..........................................................    16,436         17,976
Shareholders' Equity
    Common stock, $0.01 par value - 10,000,000 shares authorized; 2,188,510
     shares issued; 2,154,702 shares outstanding..................................        22             22
    Additional paid-in capital....................................................    21,053         21,053
    Accumulated deficit...........................................................    (6,210)        (6,576)
    Accumulated other comprehensive income (Note K)...............................     1,618            835
    Treasury stock, at cost, of 33,808............................................      (646)          (646)
                                                                                  ----------     ----------
       Total Shareholders' Equity.................................................    15,837         14,688
                                                                                  ----------     ----------
       Total Liabilities and Shareholders' Equity.................................$   32,273     $   32,664
                                                                                  ==========     ==========

(A) The Balance Sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United
States for complete financial statements.

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                       LYNCH CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS -- UNAUDITED
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                        Three Months Ended
                                                             March 31,
                                                  ------------------------------
                                                       2006            2005
                                                  -------------- ---------------

REVENUES......................................    $      12,091   $      10,595
Cost and expenses:
  Manufacturing cost of sales.................            8,544           7,318
  Selling and administrative..................            3,161           3,050
                                                  -------------   -------------
OPERATING PROFIT..............................              386             227
Other income (expense):
  Investment income...........................              235              10
  Interest expense............................             (163)           (185)
  Other income................................               (8)              3
                                                  -------------   -------------
                                                             64            (172)
                                                  -------------   -------------
INCOME BEFORE INCOME TAXES....................              450              55
Provision for income taxes....................              (84)             (5)
                                                  -------------   -------------
NET INCOME....................................    $         366   $          50
                                                  =============   =============
Weighted average shares outstanding...........        2,154,702       1,632,126
                                                  -------------   -------------
BASIC AND DILUTED INCOME PER SHARE:...........    $        0.17   $        0.03
                                                  =============   =============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                       LYNCH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS -- UNAUDITED
                                 (IN THOUSANDS)

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                           -------------------------
                                                                                             2006            2005
                                                                                           -----------  ------------

OPERATING ACTIVITIES
Net income .......................................................................         $   366          $    50
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation .....................................................................             307              304
Amortization of definite-lived intangible assets .................................              27               21
Gain realized on sale of marketable securities ...................................            (202)             -
Changes in operating assets and liabilities:
  Receivables ....................................................................          (1,180)            (631)
  Inventories ....................................................................            (205)            (172)
  Accounts payable and accrued liabilities .......................................            (250)            (119)
  Commitments and contingencies ..................................................            (825)             -
  Other assets/liabilities .......................................................             840              604
                                                                                           -------          -------
Net cash (used in) provided by operating activities ..............................          (1,122)              57
                                                                                           -------          -------

INVESTING ACTIVITIES
Capital expenditures .............................................................             (53)             (31)
Restricted cash ..................................................................             -                125

Proceeds from sale of marketable securities ......................................             423              -
Net repayment of margin liability on marketable securities .......................            (330)             -
                                                                                           -------          -------
Cash provided by investing activities ............................................              40               94
                                                                                           -------          -------

FINANCING ACTIVITIES
Net repayment of notes payable ...................................................            (457)            (198)
Repayment of long-term debt ......................................................            (566)            (198)
Other ............................................................................              58               21
                                                                                           -------          -------
Net cash used in financing activities ............................................            (965)            (375)
                                                                                           -------          -------
Decrease in cash and cash equivalents ............................................          (2,047)            (224)
Cash and cash equivalents at beginning of period .................................           5,512            2,580
                                                                                           -------          -------
Cash and cash equivalents at end of period .......................................         $ 3,465          $ 2,356
                                                                                           =======          =======

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.   SUBSIDIARIES OF THE REGISTRANT

     As of March 31, 2006, the Subsidiaries of the Registrant are as follows:

                                                                  Owned by Lynch
                                                                  --------------

Lynch Systems, Inc...............................................     100.0%
M-tron Industries, Inc...........................................     100.0%
        M-tron Industries, Ltd...................................     100.0%
        Piezo Technology, Inc....................................     100.0%
                Piezo Technology India Private Ltd.                    99.9%

     Lynch Corporation (the "Company") has three principal operating subsidiaries, M-tron Industries, Inc. ("Mtron"), Piezo Technology, Inc. ("PTI")
and Lynch Systems, Inc. ("Lynch Systems"). The combined operations of Mtron and
PTI are referred to herein as "Mtron/PTI."

B.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article
10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

     The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries Annual
Report on Form 10-K for the year ended December 31, 2005.

C.   ADOPTION OF ACCOUNTING PRONOUNCEMENTS

     On January 1, 2006 the Company adopted revised Statement of Financial
Accounting Standards No. 123 ("SFAS No. 123-R"), "Share-Based Payments." SFAS
No. 123-R impacts the Company's accounting for its stock option plan. Because all of the Company's stock options were fully vested at December 31, 2005 and there were no new options issued in the first quarter of 2006, there was no impact on the Company's 2006 financial statements from the adoption of this standard.

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

E.   RESTRICTED CASH

     At March 31, 2006 and December 31, 2005, the Company had $650,000, of
Restricted Cash that secures a Letter of Credit issued by Bank of America to the
First National Bank of Omaha as collateral for its Mtron subsidiary's loans.

F.   INVESTMENTS

     The following is a summary of marketable securities (investments) held by the Company (IN THOUSANDS):

                                                                                   Gross        Gross     Estimated
                                                                                Unrealized   Unrealized     Fair
Equity Securities                                                        Cost      Gains       Losses       Value
-------------------------------------------------------------------- ---------- ----------- ------------- ---------
March 31, 2006.....................................................   $  1,770   $  1,472        --       $  3,242
December 31, 2005..................................................   $  1,991   $    747        --       $  2,738

     The Company had a margin liability against this investment of $330,000 at
December 31, 2005 which must be settled upon the disposition of the related securities whose fair value is based on quoted market prices. The Company paid off the margin liability in January 2006. The Company has designated these investments as available for sale pursuant to SFAS No. 115, "Accounting for
Certain Investments in Debt and Equity Securities".

FAIR VALUE OF FINANCIAL INSTRUMENTS - INTEREST RATE SWAP HEDGING

     The Company has an interest rate swap agreement to reduce the interest exposure on the $3,030,000 RBC Term Loan that is described in Note H. This agreement eliminates the variability of cash flows in the interest payments for
100% of the total variable-rate term loan effectively changing the Company's exposure from a variable interest rate to a fixed interest rate.

     The Company has designated the agreement as a cash flow hedge. The critical terms of the swap and the term loan  coincide  (notional  amount,  interest rate reset dates,  maturity/expiration  date and  underlying  index) and the hedge is expected to exactly offset changes in expected cash flows due to fluctuations in the LIBOR Base Rate over the term of the loan. Accordingly,  this swap qualifies for the  short-cut  method and  therefore  changes in the fair value of the swap will be recorded directly in the other  comprehensive  income. The fair value of the interest  rate swap at March 31, 2006 is $47,000  which is included in other current  assets on the  balance  sheet with the offset  reflected  within  other comprehensive income, net of tax.

G.   INVENTORIES

     Inventories are stated at the lower of cost or market value. At March 31,
2006, inventories were valued by two methods: last-in, first-out ("LIFO") - 52%, and first-in, first-out ("FIFO") - 48%. At December 31, 2005, inventories were valued by the same two methods: LIFO - 52%, and FIFO - 48%.

                                                        March 31,   December 31,
                                                          2006         2005
                                                       -----------  ------------
                                                             (in thousands)
Raw materials.....................................       $  2,707     $  2,817
Work in process...................................          2,307        2,232
Finished goods....................................          2,236        1,996
                                                         --------     --------
  Total Inventories...............................       $  7,250     $  7,045
                                                         ========     ========

     Current costs exceed LIFO value of inventories by $1,110,000 and $1,075,000 at March 31, 2006 and December 31, 2005, respectively.

H.   NOTES PAYABLE TO BANKS AND LONG-TERM DEBT

     Notes payable to banks and long-term debt consists of:

                                                                                        March 31,       December 31,
                                                                                          2006              2005
                                                                                          ----              ----
Notes Payable:                                                                                (in Thousands)
Mtron bank  revolving  loan (First  National  Bank of Omaha) at variable  interest
   rates (greater of prime or 4.5%; 7.75% at March 31, 2006), due May 2006               $ 1,625          $ 2,082
Lynch Systems working capital  revolving loan (BB&T) at variable interest rates,
   (One Month LIBOR + 2.75%; 7.39% at March 31, 2006), due October 2006                      756              756
                                                                                         -------          -------
                                                                                         $ 2,381          $ 2,838
                                                                                         =======          =======
Long-term debt:
Lynch Systems term loan (SunTrust), repaid in February 2006                              $     -          $   378
Mtron term loan (RBC) due October 2010. The Company  entered  into a five-year interest  rate swap to hedge the variable  interest  rate  volatility.  Under the terms of the interest  rate swap the variable  interest Term Loan will be
   essentially converted to a 7.51% fixed rate loan                                        3,013            3,030
Mtron  term loan  (First  National  Bank of Omaha) at  variable  interest  rates
   (greater  of prime plus 50 basis  points or 4.5%;  8.00% at March 31, 2006),
   due October 2007                                                                        1,531            1,612
Mtron  commercial bank term loan at variable  interest rates (8.00% at March 31,
   2006), due April 2007                                                                     398              456
South Dakota Board of Economic  Development  at a fixed rate of 3%, due December
   2007                                                                                      259              262
Yankton  Areawide  Business  Council loan at a fixed  interest rate of 5.5%, due
   November 2007                                                                              72               74
Rice  University  Promissory  Note at a fixed  interest rate of 4.5%, due August
   2009                                                                                      258              275
Smythe Estate Promissory Note at a fixed interest rate of 4.5% due August 2009               149              159
                                                                                         -------          -------
                                                                                           5,680            6,246
Current maturities                                                                          (845)          (1,215)
                                                                                         -------          -------
                                                                                         $ 4,835          $ 5,031
                                                                                         =======          =======

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

     The Company is in compliance with all financial covenants at March 31,
2006.

     On June 30, 2005, Mtron/PTI renewed its credit agreement with First
National Bank of Omaha extending the due date to May 31, 2006. At March 31,
2006, Mtron/PTI's short-term credit facility provides for a line of credit in the maximum principal amount of $5,500,000, of which $3,725,000 was available under the line of credit.

     Effective October 6, 2005, Lynch Systems entered into a loan agreement (the
"BB&T Loan Agreement") with Branch Banking and Trust Company ("BB&T"). The BB&T
Loan Agreement provides for a line of credit in the maximum principal amount of
$3,500,000. At March 31, 2006, there were no outstanding Letters of Credit and
$2,744,000 was available under the line of credit. This line of credit replaces the working capital revolving loan that Lynch Systems had with SunTrust Bank, which loan expired by its terms on September 30, 2005. Borrowings under the BB&T
Loan Agreement bear interest at the One Month LIBOR Rate plus 2.75% and accrued interest is payable on a monthly basis, with the principal balance due to be paid on the first anniversary of the Loan Agreement.

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
The RBC Term Loan is secured by a mortgage on PTI's premises. In connection with this RBC Term Loan, Mtron/PTI entered into a five-year interest rate swap to hedge the variable interest rate volatility. Under the terms of the interest rate swap, the variable interest rate RBC Term Loan will be essentially converted to a 7.51% fixed rate loan. The Company has designated this swap as a cash flow hedge in accordance with FASB 133 "Accounting for Derivative
Instruments and Hedging Activities". The fair value of the interest rate swap at
March 31, 2006 is $47,000 which is included in other current assets on the balance sheet with the offset reflected within other comprehensive income, net of tax.

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

     The Company has guaranteed a letter of credit issued to the First National
Bank of Omaha on behalf of its subsidiary, Mtron Industries, Inc. As of March
31, 2006, the $650,000 letter of credit issued by Bank of America to The First
National Bank of Omaha was secured by a $650,000 deposit at Bank of America.

     Both Mtron/PTI and Lynch Systems intend to renew the credit agreements that expire on May 31 and October 1, 2006, respectively, with their incumbent lenders.

I.   LONG-TERM CONTRACTS AND WARRANTY EXPENSE

     Lynch Systems, a 100% wholly-owned subsidiary of the Company, is engaged in the manufacture and marketing of glass-forming machines and specialized manufacturing machines. Certain sales contracts require an advance payment
(usually 30% of the contract price) which is accounted for as a customer advance. The contractual sales prices are paid either (i) as the manufacturing process reaches specified levels of completion or (ii) based on the shipment date or (iii) negotiated terms of sale. Guarantees by letter of credit from a qualifying financial institution are required for most sales contracts. Because of the specialized nature of these machines and the period of time needed to complete production and shipping, Lynch Systems accounts for these contracts using the percentage-of-completion accounting method as costs are incurred compared to total estimated project costs (cost-to-cost basis). At March 31,
2006 and December 31, 2005, unbilled accounts receivable were $1,880,000 and
$902,000, respectively.

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
                                                                  (in thousands)
     Balance, December 31, 2005.................................     $   357
     Warranties issued during the period........................          49
     Settlements made during the period.........................         (41)
                                                                     -------
     Balance, March 31, 2006......................................   $   365
                                                                     =======

J.   EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY

     The Company's basic and diluted earnings per share are equivalent, as the
Company has no dilutive securities.

     Prior to January 1, 2006, the Company accounted for 2001 Equity Incentive
Plan ("the Plan") under the recognition and measurement principles of APB
Opinion No. 25, "Accounting for Stock Issued to Employees," and related
Interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The
Company provided pro forma disclosures of the compensation expense determined under the fair value provisions of SFAS No. 123, "Accounting for Stock-Based
Compensation."

    On May 26, 2005, the Company's shareholders approved amendments to the Plan to increase the total number of shares of the Company's Common Stock available for issuance from 300,000 to 600,000 shares and to add provisions that require terms and conditions of awards to comply with section 409A of the Internal
Revenue Code of 1986. Also on May 26, 2005, the Company granted options to purchase 120,000 shares of Company common stock to certain employees and directors of the Company at $13.17 per share. These options were anti-dilutive and have lives of up to ten years. As of March 31, 2006 and December 31, 2005, options to purchase 300,000 shares are outstanding and fully vested.

     For purposes of pro forma disclosures under SFAS No. 123, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                                  Three Months
                                                                                      Ended
                                                                                 March 31, 2005
                                                                                 (in thousands)
                                                                                ----------------
Net income as reported ......................................................       $   50
Deduct: Total stock based employee compensation expense determined under
  fair value based method for all awards, net of related tax effect .........            -
                                                                                    ------
Pro-forma net income ........................................................       $   50
                                                                                    ======
Basic & diluted income per share:
As reported .................................................................       $ 0.03
Pro forma ...................................................................       $ 0.03

     The net income as reported in each period did not include any stock-based compensation.

K.   ACCUMULATED OTHER COMPREHENSIVE INCOME

     Total comprehensive income was $1,149,000 in the three months ended March
31, 2006, compared to total comprehensive income of $493,000 in the three months ended March 31, 2005. Included in total comprehensive income were unrealized gains on available for sale securities of $724,000 and $422,000 in the three months ended March 31, 2006 and 2005, respectively.

                                                             Three Months Ended
                                                                  March 31,
                                                          -----------------------
                                                             2006          2005
                                                          -----------  ----------

Net income as reported.................................   $    366      $     50
Foreign currency translation...........................         12            21
Deferred gain on hedge contract........................         47             -
Unrealized gain on available for sale securities.......        724           422
                                                          --------      --------
Total comprehensive income.............................   $  1,149      $    493
                                                          ========      ========

     The components of accumulated other comprehensive income, net of related tax, at March 31, 2006, December 31, 2005, and March 31, 2005 are as follows:

                                                                        March 31,     December 31,     March 31,
                                                                          2006            2005           2005
                                                                    --------------- ---------------- -------------

Balance beginning of period.....................................        $   835         $   849        $   849
Foreign currency translation....................................             12              75             21
Deferred gain (loss) on hedge contract .........................             47              (1)             -
Unrealized gain on available for-sale securities................            724             (88)           422
                                                                         ------         -------        -------
Accumulated other comprehensive income..........................        $ 1,618         $   835        $ 1,292
                                                                        =======         =======        =======

L.   SEGMENT INFORMATION

     The Company has two reportable business segments: 1) glass manufacturing equipment business, which represents the operations of Lynch Systems, and 2)
frequency control devices (quartz crystals and oscillators) which represents products manufactured and sold by Mtron/PTI. The Company's foreign operations in
Hong Kong and India are under the control of Mtron/PTI.

     Operating profit (loss) is equal to revenues less operating expenses, excluding investment income, interest expense, and income taxes. The Company allocates a negligible portion of its general corporate expenses to its operating segments. Such allocation was $125,000 in the three months ending
March 31, 2006 and 2005, respectively. Identifiable assets of each industry segment are the assets used by the segment in its operations excluding general corporate assets. General corporate assets are principally cash and cash equivalents, short-term investments and certain other investments and receivables.

                                                Three Months Ended
                                                     March 31,
                                               ---------------------
                                                 2006        2005
                                               ---------  ----------
     REVENUES
     Glass manufacturing equipment - USA       $    530    $    450
     Glass manufacturing equipment - Foreign      1,813       1,761
                                               --------    --------
     Total Glass manufacturing equipment          2,343       2,211

     Frequency control devices - USA              4,890       4,854
     Frequency control devices - Foreign          4,858       3,530
                                               --------    --------
     Total Frequency control devices              9,748       8,384
                                               --------    --------
     Consolidated total revenues               $ 12,091    $ 10,595
                                               ========    ========

     OPERATING PROFIT (LOSS)
     Glass manufacturing equipment             $   (260)   $     74
     Frequency control devices                      975         579
                                               --------    --------
     Total manufacturing                            715         653

     Unallocated Corporate expense                 (329)       (426)
                                               --------    --------
     Consolidated total operating profit       $    386    $    227
                                               ========    ========

     OTHER PROFIT (LOSS)
     Investment income                         $    235    $     10
     Interest expense
                                                   (163)       (185)
     Other (expense) income                          (8)          3
                                               --------    --------
     Consolidated total profit before taxes    $    450    $     55
                                               ========    ========

     CAPITAL EXPENDITURES
     Glass manufacturing equipment             $   --      $     12
     Frequency control devices                       53          18
     General Corporate                             --             1
                                               --------    --------
     Consolidated total capital expenditures   $     53    $     31
                                               ========    ========

     TOTAL ASSETS
     Glass manufacturing equipment             $  8,663    $ 11,613
     Frequency control devices                   17,656      17,281
     General Corporate                            5,954       5,510
                                               --------    --------
     Consolidated total assets                 $ 32,273    $ 34,404
                                               ========    ========

     For the three months ended March 31, 2006 and 2005, significant foreign revenues to specific countries were as follows:

                                                            Three Months Ended
                                                                  March 31,
                                                             2006         2005
                                                          ----------- ----------
Glass manufacturing equipment - Foreign Revenues
Brazil                                                    $    623    $      -
Democratic Republic of the Congo                               385           -
China                                                          198           -
Pakistan                                                       187           -
Indonesia                                                        -       1,161
All other foreign countries                                    420         600
                                                          ----------- ----------
     Total foreign revenues                               $  1,813    $  1,761

                                                            Three Months Ended
                                                                  March 31,
                                                             2006         2005
                                                          ----------- ----------
Frequency control devices - Foreign Revenues
China                                                     $  1,083    $    528
Canada                                                       1,000         862
Thailand                                                       531           -
Mexico                                                           -         477
All other foreign countries                                  2,244       1,663
                                                          ----------- ----------
     Total foreign revenues                               $  4,858    $  3,530

     All other foreign countries includes countries with less than 10% of total foreign revenues for each segment.

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

       Initially, in 2001, the Department of Justice notified the court that it would not intervene in the case. In March 2005, however, in response to the judge's ruling in November 2005 (described above), the DOJ petitioned the court to allow it to intervene. The case had been tentatively scheduled for trial in
June 2006 but the trial may be delayed due to the government's intervention and related issues. While Lynch Interactive and other defendants believe they have meritorious defenses and have contested the case vigorously, Lynch Interactive and the other defendants are involved in serious settlement negotiations in order to avoid the further costs and uncertainties associated with a trial and possible subsequent appeals. It is anticipated that any such settlement would have a substantial adverse effect on Lynch Interactive and its consolidated financial statements. While Lynch Interactive believes that it could raise additional debt and/or equity and that it could also sell assets to satisfy such a potential settlement, there is no assurance that such a plan could be accomplished. Under the separation agreement between the Company and Lynch
Interactive pursuant to which Lynch Interactive was spun-off to the Company's shareholders on September 1, 1999, Lynch Interactive would be obligated to indemnify the Company for any losses or damaged incurred by the Company as a result of this action. Lynch Interactive has agreed in writing to defend the case on the Company's behalf and to indemnify the Company for any losses it may incur. Nevertheless, the Company cannot predict the ultimate outcome of the litigation, nor can the Company predict the effect that the lawsuit or its outcome will have on the Company's business or plan of operation.

N.   INCOME TAXES

     The Company files consolidated federal income tax returns, which includes all subsidiaries. The Company has a $1,954,000 net operating loss ("NOL")
carry-forward as of March 31, 2006. This NOL expires through 2024 if not utilized prior to that date.

O.   GUARANTEES

     The Company presently guarantees (unsecured) the SunTrust Bank loans of its subsidiary, Lynch Systems. The Company presently guarantees (unsecured) the
First National Bank of Omaha loans of its subsidiary, Mtron, and has guaranteed a Letter of Credit issued to the First National Bank of Omaha on behalf of its subsidiary, Mtron (see Note H - "Notes Payable to Banks and Long-term Debt"). As of March 31, 2006, the $650,000 Letter of Credit issued by Bank of America to
The First National Bank of Omaha was secured by a $650,000 deposit at Bank of
America. (See Note E - "Restricted Cash".)

     There were no other financial, performance, indirect guarantees or indemnification agreements.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES

     The Company has identified the accounting policies listed below that we believe are most critical to our financial condition and results of operations, and that require management's most difficult, subjective and complex judgments in estimating the effect of inherent uncertainties. This section should be read in conjunction with Note 1 to the Consolidated Financial Statements, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, which includes other significant accounting policies.

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

INVENTORY VALUATION

     Inventories are stated at the lower of cost or market value. Inventories valued using the last-in, first-out (LIFO) method comprised approximately 52% of consolidated inventories at March 31, 2006 and December 31, 2005, respectively.
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

     Lynch Systems, a 100% owned subsidiary of the Company, is engaged in the manufacture and marketing of glass-forming machines and specialized manufacturing machines. Certain sales contracts require an advance payment
(usually 30% of the contract price) which is accounted for as a customer advance. The contractual sales prices are paid either (i) as the manufacturing process reaches specified levels of completion; or (ii) based on the shipment date; or (iii) negotiated terms of sale. Guarantees by Letter of Credit from a qualifying financial institution are required for most sales contracts. Because of the specialized nature of these machines and the period of time needed to complete production and shipping, Lynch Systems accounts for these contracts using the percentage-of-completion accounting method as costs are incurred compared to total estimated project costs (cost-to-cost basis). At March 31,
2006, and December 31, 2005, unbilled accounts receivable were $1,880,000 and
$902,000 respectively.

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

RESULTS OF OPERATIONS
FIRST QUARTER
THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO MARCH 31, 2005

CONSOLIDATED REVENUES AND GROSS MARGIN

     Consolidated revenues for the first quarter 2006 increased $1,496,000, or
14%, to $12,091,000 from $10,595,000 for the comparable period in 2005. The increase is attributable to both Mtron/PTI and Lynch Systems.

     Revenues at Mtron/PTI increased by $1,364,000, or 16%, to $9,748,000 for the first quarter 2006 from $8,384,000 for the comparable period in 2005. The increase was primarily due to higher international revenues resulting from an improved business environment.

     Revenues at Lynch Systems increased by $132,000, or 6%, to $2,343,000 for the first quarter 2006 from $2,211,000 for the comparable period in 2005. The increase was primarily due to an increase in machine part sales.

     The consolidated gross margin as a percentage of revenues for the first quarter decreased slightly to 29.3%, from 30.9% for the comparable period in
2005. Mtron/PTI experienced slightly higher margins and Lynch Systems experienced lower margins as compared to 2005.

     Mtron/PTI's gross margin as a percentage of revenues for the first quarter, increased to 30.8% from 29.8% for the comparable period in 2005. The improved gross margin resulted from operational efficiencies.

     Lynch Systems' gross margin as a percentage of revenues for the first quarter, decreased to 23.4% from 35.1% for the comparable period in 2005. The lower margin was primarily due to higher margin sales of CRT machines in the first quarter of 2005.

OPERATING PROFIT (LOSS)

     Operating profit was $386,000 for the first quarter 2006 compared to
$227,000 for the comparable period in 2005.

     The operating profit at Mtron/PTI increased $396,000 to $975,000 for the first quarter 2006 from $579,000 for the comparable period in 2005. The operating profit improvement was primarily due to increased revenues and a slight improvement in gross margin.

     The operating loss at Lynch Systems increased $334,000 to an operating loss of $260,000 for the first quarter 2006 from an operating profit of $74,000 for the comparable period in 2005. The operating loss primarily resulted from lower gross margins for the first quarter 2006.

     Corporate expenses decreased $97,000 to $329,000 for the first quarter 2006 from $426,000 for the comparable period in 2005. The decline was primarily due to lower professional fees.

OTHER INCOME (EXPENSE), NET

     Investment income increased $225,000 to $235,000 for the first quarter 2006 from $10,000 for the comparable period in 2005 due to a $202,000 realized gain on sale of marketable securities.

     Interest expense decreased $22,000 to $163,000 for the first quarter 2006 from $185,000 for the comparable period in 2005, primarily due to a decrease in debt outstanding which was partially offset by higher interest rates.

     Other expense was $8,000 for the first quarter 2006 compared to other income of $3,000 for the comparable period in 2005.

INCOME TAXES

     The Company files consolidated federal income tax returns, which includes all subsidiaries. The income tax expense for the three month period ended March
31, 2006 included federal, state and foreign taxes.

NET INCOME

     Net income for the first quarter 2006 was $366,000 compared to net income of $50,000 in the comparable period in 2005. As a result, for the first quarter
2006, fully diluted income per share was $0.17 compared to income of $0.03 per share for the comparable period in 2005.

BACKLOG/NEW ORDERS

     Total backlog of manufactured products at March 31, 2006 was $14,636,000, a
$776,000 increase compared to the backlog at December 31, 2005, and a $3,475,000 decline from the backlog at March 31, 2005.

     Mtron/PTI had backlog orders of $9,660,000 at March 31, 2006 compared to
$8,906,000 at December 31, 2005 and $8,045,000 at March 31, 2005. Backlog
increased $754,000 from December 31, 2005 and increased $1,615,000 from March
31, 2005.

     Lynch Systems had backlog orders of $4,976,000 at March 31, 2006 compared to $4,954,000 at December 31, 2005 and $10,066,000 at March 31, 2005. Backlog
increased $22,000 from December 2005 and decreased $5,090,000 from March 31,
2005 due to the shipment of large CRT machines in 2005. At March 31, 2006 the backlog of $4,976,000 comprised glass press machine orders and parts and did not contain any CRT machine orders.

FINANCIAL CONDITION

     The Company's cash, cash equivalents and investments in marketable securities at March 31, 2006 was $7,357,000 (including $650,000 of restricted cash) as compared to $8,900,000 at December 31, 2005. In addition, the Company had a borrowing capacity of $6,469,000 under Lynch Systems' and Mtron/PTI's revolving lines of credit at March 31, 2006, as compared to $5,327,000 at
December 31, 2005.

     At March 31, 2006, the Company's net working capital was $13,159,000 as compared to $11,925,000 at December 31, 2005. At March 31, 2006, the Company had
current assets of $24,760,000 and current liabilities of $11,601,000. At
December 31, 2005, the Company had current assets of $24,870,000 and current liabilities of $12,945,000. The ratio of current assets to current liabilities was 2.13 to 1.00 at March 31, 2006, compared to 1.92 to 1.00 at December 31,

2005. The increase in net working capital was primarily due to realized and unrealized gains on marketable securities and improved operating results.

     Cash used in operating activities was $1,122,000 for the three months ended
March 31, 2006, compared to cash provided by operating activities of $57,000 for the three months ended March 31, 2005. The year to year unfavorable change in operating cash flow of $1,179,000 was primarily due to payments relating to a litigation settlement in the first quarter 2006 and net changes in receivables.
The Company and United Steelworkers of America Local 1069, formerly known as
PACE Local 1-1069 reached a settlement of their severance pay litigation, which arose out of the July 2001 closure of the Spinnaker-Maine manufacturing plant in
Westbrook, Maine. The settlement includes payment of a total of $800,000 to resolve the claims of 67 workers who lost their jobs in 2001. Capital expenditures were $53,000 in the three months ended March 31, 2006, compared to
$31,000 for the comparable period in 2005.

     At March 31, 2006, the Company had $2,381,000 in notes payable to banks consisting of a revolving credit loan at Mtron/PTI for $1,625,000 due in May,
2006 and a working capital revolver at Lynch Systems for $756,000 due in
October, 2006. The Company intends to renew these facilities with the existing banks, however, there can be no assurances the existing facilities will be renewed. At March 31, 2006, the Company also had $845,000 in current maturities of long-term debt. The Company believes that existing cash and cash equivalents, cash generated from operations and available borrowings under its subsidiaries'
lines of credit, including the proposed renewals, will be sufficient to meet its ongoing working capital and capital expenditure requirements for the foreseeable future.

     At March 31, 2006, total debt of $8,061,000 was $1,023,000 less than the total debt at December 31, 2005 of $9,084,000. The debt decreased at both
Mtron/PTI and Lynch Systems due to repayments of revolving debt, repayment of the SunTrust term loan and scheduled payments on long term debt. Debt outstanding at March 31, 2006 effectively included $3,751,000 of fixed rate debt at a quarter-end average interest rate of 6.8%, and $4,310,000 of variable rate debt at a quarter-end average interest rate of 7.8%.

     The Company is in compliance with all financial covenants at March 31,
2006.

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

     The Company has guaranteed a letter of credit issued to the First National
Bank of Omaha on behalf of its subsidiary, Mtron. As of March 31, 2006, the
$650,000 letter of credit issued by Bank of America to The First National Bank of Omaha was secured by a $650,000 deposit at Bank of America. As of December
31, 2005, the Company has a total of $2,500,000 of subordinated promissory notes issued from Mtron/PTI.

     On June 30, 2005, Mtron/PTI renewed its credit agreement with First
National Bank of Omaha extending the due date to May 31, 2006. At March 31,
2006, Mtron/PTI's short-term credit facility provides for a line of credit in the maximum principal amount of $5,500,000, of which $3,725,000 was available under the line of credit.

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
The RBC Term Loan is secured by a mortgage on PTI's premises. In connection with this RBC Term Loan, Mtron/PTI entered into a five-year interest rate swap to hedge the variable interest rate volatility. Under the terms of the interest rate swap, the variable interest rate RBC Term Loan will be essentially converted to a 7.51% fixed rate loan. The Company has designated this swap as a cash flow hedge in accordance with FASB 133 "Accounting for Derivative
Instruments and Hedging Activities". The fair value of the interest rate swap at
March 31, 2006 is $47,000 which is included in other current assets on the balance sheet with the offset reflected within other comprehensive income, net of tax.

     Effective October 6, 2005, Lynch Systems entered into a loan agreement (the
"BB&T Loan Agreement") with Branch Banking and Trust Company ("BB&T"). The BB&T
Loan Agreement provides for a line of credit in the maximum principal amount of
$3,500,000. At March 31, 2006, there were no outstanding Letters of Credit and
$2,744,000 was available under the line of credit. This line of credit replaces the working capital revolving loan that Lynch Systems had with SunTrust Bank, which loan expired by its terms on September 30, 2005. Borrowings under the BB&T
Loan Agreement bear interest at the One Month LIBOR Rate plus 2.75% and accrued interest is payable on a monthly basis, with the principal balance due to be paid on the first anniversary of the Loan Agreement.

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

     The Board of Directors has adopted a policy of not paying cash dividends, a policy which is reviewed annually. This policy takes into account the long-term growth objectives of the Company, especially in its acquisition program, shareholders' desire for capital appreciation of their holdings and the current tax law disincentives for corporate dividend distributions. Accordingly, no cash dividends have been paid since January 30, 1989 and none are expected to be paid in 2006. (See Note H to the Consolidated Financial Statements - "Notes Payable
to Banks and Long-term Debts" - for restrictions on the company's assets).

RIGHTS OFFERING

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

ADOPTION OF ACCOUNTING PRONOUNCEMENTS

     On January 1, 2006 the Company adopted SFAS No. 123-R, "Share-Based
Payments." SFAS No. 123-R impacts the Company's accounting for its stock option plan. Because all of the Company's stock options were fully vested at December

31, 2005 and there were no new options issued in the first quarter of 2006, there was no impact on the Company's 2006 financial statements from the adoption of this standard.

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

     For a complete list of risk factors, see the Company's Annual Report on
Form 10-K for the year ended December 31, 2005.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risk relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amounts of interest earned on the Company's cash and cash equivalents and restricted cash
(approximately $4,115,000 at March 31, 2006). The Company generally finances the debt portion of the acquisition of long-term assets with fixed and variable rate, long-term debt. The Company does not use derivative financial instruments for trading or speculative purposes. Management does not foresee any significant changes in the strategies used to manage interest rate risk in the near future, although the strategies may be reevaluated as market conditions dictate. There has been no significant change in market risk since December 31, 2005.

     As the Company's international sales are in U.S. Dollars, there is no associated monetary risk.

     At March 31, 2006, $4,310,000 of the Company's debt effectively bears interest at variable rates. Accordingly, the Company's earnings and cash flows are affected by changes in interest rates. In October 2005, in connection with the RBC Term Loan, Mtron/PTI entered into a five-year interest rate swap from which it will receive periodic payments at the LIBOR Base Rate and make periodic payments at a fixed rate of 7.51% with monthly settlement and rate reset dates, effectively reducing the variable rate debt to $4,310,000, from $7,323,000.

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

Initially, in 2001, the Department of Justice notified the court that it would not intervene in the case. In March 2005, however, in response to the judge's ruling in November 2005 (described above), the DOJ petitioned the court to allow it to intervene. The case had been tentatively scheduled for trial in June 2006 but the trial may be delayed due to the government's intervention and related issues. While Lynch Interactive and other defendants believe they have meritorious defenses and have contested the case vigorously, Lynch Interactive and the other defendants are involved in serious settlement negotiations in order to avoid the further costs and uncertainties associated with a trial and possible subsequent appeals. It is anticipated that any such settlement would have a substantial adverse effect on Lynch Interactive and its consolidated financial statements. While Lynch Interactive believes that it could raise additional debt and/or equity and that it could also sell assets to satisfy such a potential settlement, there is no assurance that such a plan could be accomplished. Under the separation agreement between the Company and Lynch
Interactive pursuant to which Lynch Interactive was spun-off to the Company's shareholders on September 1, 1999, Lynch Interactive would be obligated to indemnify the Company for any losses or damaged incurred by the Company as a result of this action. Lynch Interactive has agreed in writing to defend the case on the Company's behalf and to indemnify the Company for any losses it may incur. Nevertheless, the Company cannot predict the ultimate outcome of the litigation, nor can the Company predict the effect that the lawsuit or its outcome will have on the Company's business or plan of operation.

ITEM 6.   EXHIBITS

     Exhibits filed herewith:

31(a)*    Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)*    Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*    Certification by Principal Executive Officer and Principal Financial
          Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the
Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               LYNCH CORPORATION
                                               (Registrant)

May  11, 2006                                  By: /s/ Eugene Hynes
                                                   -----------------------------
                                                   Eugene Hynes
                                                   Principal Financial Officer

                                  EXHIBIT INDEX

Exhibit
No.                                Description
--------                           -----------
31(a)*    Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)*    Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*    Certification by Principal Executive Officer and Principal Financial
          Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* filed herewith

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

