Form 10-K/A
period 2005-12-31
LYNCH CORP
filed 2006-05-18
CIK 61004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    ---------

                                    FORM 10-K/A

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

EXPLANATORY NOTE

This  Amendment No. 1 to Lynch  Corporation's  Annual Report on Form 10-K amends
Lynch  Corporation's  Annual Report on Form 10-K for the year ended December 31,
2005,  initially filed with the Securities and Exchange  Commission on March 29,
2006,  and is being filed to modify the  certifications  filed as Exhibits 31(a)
and 31(b),  which have been  re-executed as of the date of this Amendment No. 1.
No other revisions have been made to the  Registrant's  financial  statements or any other disclosures contained in the original Annual Report on Form 10-K.

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

May 18, 2006                          BY:  /S/  JOHN C. FERRARA
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

                    SIGNATURE                                         CAPACITY                             DATE

               /s/ JOHN C. FERRARA                         Principal Executive Officer and            May 18, 2006
--------------------------------------------------                   Director
                 JOHN C. FERRARA

                /s/ MARC GABELLI                         Chairman of the Board of Directors           May 18, 2006
--------------------------------------------------                  and Director
                  MARC GABELLI

               /s/ E. VAL CERUTTI                                     Director                        May 18, 2006
--------------------------------------------------
                 E. VAL CERUTTI

                 /s/ AVRUM GRAY                                       Director                        May 18, 2006
--------------------------------------------------
                   AVRUM GRAY

            /s/ ANTHONY R. PUSTORINO                                  Director                        May 18, 2006
--------------------------------------------------
              ANTHONY R. PUSTORINO

                /s/ EUGENE HYNES                     Principal Financial and Accounting Officer       May 18, 2006
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

