Form 10-Q
period 2006-06-30
LGL GROUP INC
filed 2006-08-14
CIK 61004

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)
|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2006
                                        -------------
                                       Or
| |      TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ------------

Commission File No. 1-106
                    -----
                               THE LGL GROUP, INC.
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

Yes |X|   No | |

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
..........
Large accelerated filer | |   Accelerated filer | |   Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).

Yes | |   No |X|

Indicate the number of shares outstanding of each of the Registrant's classes of
Common Stock, as of the latest practical date.

           Class                                  Outstanding at August 11, 2006
-----------------------------                     ------------------------------
Common Stock, $0.01 par value                               2,154,702

                                      INDEX

                      THE LGL GROUP, INC. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (Unaudited)
          Consolidated Balance Sheets:.........................................3
          -  June 30, 2006
          -  December 31, 2005
          Consolidated Statements of Operations:...............................4
          -  Three months ended June 30, 2006 and 2005
          -  Six months ended June 30, 2006 and 2005
          Consolidated Statements of Cash Flows:...............................5
          -  Six months ended June 30, 2006 and 2005
          Notes to Condensed Consolidated Financial Statements:................6
Item 2.   Management's Discussion and Analysis of Financial Condition and

PART II.  OTHER INFORMATION

PART 1 -- FINANCIAL INFORMATION -
ITEM 1 -- FINANCIAL STATEMENTS

                                          THE LGL GROUP, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS -- UNAUDITED
                                          (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                          June 30,          December 31,
                                                                                            2006              2005(A)
                                                                                         -----------        ------------
ASSETS
Current Assets
    Cash and cash equivalents ..................................................          $  2,840           $  5,512
    Restricted cash (Note D) ...................................................               650                650
    Investments - marketable securities (Note E) ...............................             2,930              2,738
    Accounts receivable, less allowances of $715 and $325, respectively ........             7,232              7,451
    Unbilled accounts receivable (Note H) ......................................             2,675                902
    Inventories (Note F) .......................................................             8,828              7,045
    Deferred income taxes ......................................................               112                111
    Prepaid expense and other current assets ...................................               556                461
                                                                                          --------           --------
        Total Current Assets ...................................................            25,823             24,870
Property, Plant and Equipment
    Land .......................................................................               855                855
    Buildings and improvements .................................................             5,770              5,767
    Machinery and equipment ....................................................            14,940             14,606
                                                                                          --------           --------
                                                                                            21,565             21,228
    Less: accumulated depreciation .............................................           (14,615)           (14,025)
                                                                                          --------           --------
                                                                                             6,950              7,203
    Other assets ...............................................................               547                591
                                                                                          --------           --------
       Total Assets ............................................................          $ 33,320           $ 32,664
                                                                                          ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable to bank (Note G) .............................................          $  3,118           $  2,838
    Trade accounts payable .....................................................             3,500              2,900
    Accrued warranty expense (Note H) ..........................................               232                357
    Accrued compensation expense ...............................................             1,567              1,372
    Accrued income taxes .......................................................               127                673
    Accrued professional fees ..................................................               292                574
    Margin liability on marketable securities ..................................              --                  330
    Other accrued expenses .....................................................               661              1,312
    Commitments and contingencies (Note L) .....................................              --                  859
    Customer advances ..........................................................             1,463                515
    Current maturities of long-term debt (Note G) ..............................               854              1,215
                                                                                          --------           --------
       Total Current Liabilities ...............................................            11,814             12,945
Long-term debt (Note G) ........................................................             4,638              5,031
                                                                                          --------           --------
       Total Liabilities .......................................................            16,452             17,976
Shareholders' Equity
    Common stock, $0.01 par value - 10,000,000 shares authorized; 2,188,510
     shares issued; 2,154,702 shares outstanding ...............................                22                 22
    Additional paid-in capital .................................................            21,053             21,053
    Accumulated deficit ........................................................            (5,116)            (6,576)
    Accumulated other comprehensive income (Note J) ............................             1,555                835
    Treasury stock, at cost, 33,808 shares .....................................              (646)              (646)
                                                                                          --------           --------
       Total Shareholders' Equity ..............................................            16,868             14,688
                                                                                          --------           --------
       Total Liabilities and Shareholders' Equity ..............................          $ 33,320           $ 32,664
                                                                                          ========           ========

(A) The Balance Sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the  information and footnotes  required by accounting  principles  generally  accepted in the United
States for complete financial statements.

                          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                           3

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                                      THE LGL GROUP, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS -- UNAUDITED
                                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                     Three Months Ended                Six Months Ended
                                                          June 30,                          June 30,
                                               -----------------------------     -----------------------------
                                                   2006             2005             2006             2005
                                               ------------     ------------     ------------     ------------

REVENUES ................................      $    13,146      $    14,913      $    25,237      $    25,508
Cost and expenses:
  Manufacturing cost of sales ...........            9,032            9,401           17,576           16,719
  Selling and administrative ............            3,656            3,511            6,817            6,561
                                               -----------      -----------      -----------      -----------
OPERATING PROFIT ........................              458            2,001              844            2,228
Other income (expense):
  Investment income .....................              283                7              518               17
  Interest expense ......................             (179)            (208)            (342)            (393)
  Other income (expense) ................             --                 77               (8)              80
                                               -----------      -----------      -----------      -----------
                                                       104             (124)             168             (296)
                                               -----------      -----------      -----------      -----------
INCOME BEFORE INCOME TAXES ..............              562            1,877            1,012            1,932
Provision for income taxes ..............              (63)            (526)            (147)            (531)
                                               -----------      -----------      -----------      -----------
NET INCOME ..............................      $       499      $     1,351      $       865      $     1,401
                                               ===========      ===========      ===========      ===========
Weighted average shares outstanding .....        2,154,702        1,630,539        2,154,702        1,631,333
                                               -----------      -----------      -----------      -----------
BASIC AND DILUTED INCOME PER SHARE: .....      $      0.23      $      0.83      $      0.40      $      0.86
                                               ===========      ===========      ===========      ===========

                     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                       4

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                                    THE LGL GROUP, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS -- UNAUDITED
                                               (IN THOUSANDS)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                      ---------------------
                                                                                        2006         2005
                                                                                      --------     --------

OPERATING ACTIVITIES
Net income .....................................................................      $   865      $ 1,401
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation ...................................................................          590          640
Provision for doubtful accounts receivable .....................................          390         --
Amortization of definite-lived intangible assets ...............................           55           44
Gain realized on sale of marketable securities .................................         (462)        --
Gain on sale of fixed assets ...................................................         --            (69)
Changes in operating assets and liabilities:
  Receivables ..................................................................       (1,944)      (4,045)
  Inventories ..................................................................       (1,783)         960
  Accounts payable and accrued liabilities .....................................         (809)         882
  Commitments and contingencies ................................................         (859)         (14)
  Other assets/liabilities .....................................................          841         (715)
                                                                                      -------      -------
Net cash used in operating activities ..........................................       (3,116)        (916)
                                                                                      -------      -------

INVESTING ACTIVITIES
Capital expenditures ...........................................................         (337)        (191)
Restricted cash ................................................................         --            125
Proceeds from sale of marketable securities ....................................          903         --
Proceeds from sale of fixed assets .............................................         --            307
Net repayment of margin liability on marketable securities .....................         (330)        --
                                                                                      -------      -------
Cash provided by investing activities ..........................................          236          241
                                                                                      -------      -------

FINANCING ACTIVITIES
Net borrowings (repayments)of notes payable ....................................          280         (371)
Repayment of long-term debt ....................................................         (754)        (438)
Purchase of treasury stock .....................................................         --            (63)
Other ..........................................................................          682         --
                                                                                      -------      -------
Net cash provided by (used in) financing activities ............................          208         (832)
                                                                                      -------      -------
Decrease in cash and cash equivalents ..........................................       (2,672)      (1,513)
Cash and cash equivalents at beginning of period ...............................        5,512        2,580
                                                                                      -------      -------
Cash and cash equivalents at end of period .....................................      $ 2,840      $ 1,067
                                                                                      =======      =======

                    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                      5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.   SUBSIDIARIES OF THE REGISTRANT

     As of June 30, 2006, the Subsidiaries of the Registrant are as follows:

                                                                    Owned by LGL
                                                                    ------------

Lynch Systems, Inc...............................................      100.0%
M-tron Industries, Inc...........................................      100.0%
        M-tron Industries, Ltd...................................      100.0%
        Piezo Technology, Inc....................................      100.0%
                Piezo Technology India Private Ltd.                     99.9%

     The LGL Group, Inc. (the "Company") has two reportable business segments operating through three principal subsidiaries, M-tron Industries, Inc.
("Mtron"), Piezo Technology, Inc. ("PTI") and Lynch Systems, Inc. ("Lynch
Systems"). The combined operations of Mtron and PTI are referred to herein as
"Mtron/PTI."

B.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article
10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June
30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

     The balance sheet at December 31, 2005 hasbeen derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries Annual
Report on Form 10-K for the year ended December 31, 2005.

     Certain amounts in 2005 have been reclassified to conform to 2006 classifications.

C.   ACCOUNTING PRONOUNCEMENTS

     On January 1, 2006 the Company adopted revised Statement of Financial
Accounting Standards No. 123 ("SFAS No. 123-R"), "Share-Based Payments." SFAS
No. 123-R impacts the Company's accounting for its stock option plan. Because all of the Company's stock options were fully vested at December 31, 2005 and there were no new options issued through the second quarter of 2006, there was no impact on the Company's 2006 financial statements from the adoption of this standard.

     In July 2006, the FASB issued Interpretation No. 48 "Accounting for
Uncertainty in Income Taxes - An interpretation of FASB Statement No. 109" ("FIN
48"). This Interpretation provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. The Company will adopt this Interpretation in the first quarter of 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings. The Company is currently assessing the impact of this Interpretation on its financial position and results of operations.

D.   RESTRICTED CASH

     At June 30, 2006 and December 31, 2005, the Company had $650,000 of
Restricted Cash that secures a Letter of Credit issued by Bank of America to the
First National Bank of Omaha as collateral for its Mtron subsidiary's loans.

E.   INVESTMENTS

     The following is a summary of marketable securities (investments) held by the Company (IN THOUSANDS):

                                          Gross       Gross      Estimated
                                       Unrealized   Unrealized     Fair
Equity Securities             Cost        Gains       Losses       Value
-----------------             ----        -----       ------       -----

June 30, 2006                $1,550      $1,380         --         $2,930
December 31, 2005            $1,991      $  747         --         $2,738

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

FAIR VALUE OF FINANCIAL INSTRUMENTS - INTEREST RATE SWAP HEDGING

     The Company has an interest rate swap agreement to reduce the interest exposure on the $2,998,000 RBC Term Loan that is described in Note G. This agreement eliminates the variability of cash flows in the interest payments for
100% of the total variable-rate term loan effectively changing the Company's exposure from a variable interest rate to a fixed interest rate.

     The Company has designated the agreement as a cash flow hedge. The critical terms of the swap and the term loan coincide (notional amount, interest rate reset dates, maturity/expiration date and underlying index) and the hedge is expected to exactly offset changes in expected cash flows due to fluctuations in the LIBOR Base Rate over the term of the loan. Accordingly, this swap qualifies for the short-cut method and therefore changes in the fair value of the swap will be recorded directly in the other comprehensive income. The fair value of the interest rate swap at June 30, 2006 is $52,000 which is included in other current assets on the balance sheet with the offset reflected within other comprehensive income.

F.   INVENTORIES

     Inventories are stated at the lower of cost or market value. At June 30,
2006, inventories were valued by two methods: last-in, first-out ("LIFO") - 51%, and first-in, first-out ("FIFO") - 49%. At December 31, 2005, inventories were valued by the same two methods: LIFO - 52%, and FIFO - 48%.

                                               June 30,        December 31,
                                                2006              2005
                                              ---------          -------
                                                     (in thousands)
Raw materials                                  $2,936            $2,817
Work in process                                 2,847             2,232
Finished goods                                  3,044             1,996
                                               ------            ------
  Total Inventories                            $8,828            $7,045
                                               ======            ======

     Current costs exceed LIFO value of inventories by $1,159,000 and $1,075,000 at June 30, 2006 and December 31, 2005, respectively.

G.   NOTES PAYABLE TO BANKS AND LONG-TERM DEBT

     Notes payable to banks and long-term debt consists of:

                                                                                        June 30,     December 31,
                                                                                          2006           2005
                                                                                        --------     ------------
Notes Payable:                                                                                (in thousands)
Mtron bank  revolving  loan (First  National  Bank of Omaha) at variable  interest rates (greater of prime or 4.5%; 8.25% at June 30, 2006 and 7.25% at
   December 31, 2005), due May 2007                                                     $ 1,862       $ 2,082
Lynch Systems working capital  revolving loan (BB&T) at variable interest rates
   (One Month LIBOR + 2.75%; 8.08% at June 30, 2006 and 7.06% at
   December 31, 2005), due October 2006                                                   1,256           756
                                                                                        -------       -------
                                                                                        $ 3,118       $ 2,838
                                                                                        =======       =======
Long-term debt:
Lynch Systems term loan (SunTrust), repaid in February 2006                             $  --         $   378
Mtron term loan (RBC) due October  2010.  The Company  entered  into a five-year interest  rate swap to hedge the variable  interest  rate  volatility.  Under the terms of the interest  rate swap the variable  interest Term Loan will be
   essentially converted to a 7.51% fixed rate loan                                       2,998         3,030
Mtron  term loan  (First  National  Bank of Omaha) at  variable  interest  rates
   (greater of prime plus 50 basis points or 4.5%;  8.75% at June 30, 2006 and 7.75%
   at December 31, 2005), due October 2007                                                1,450         1,612
Mtron  commercial  bank term loan at variable  interest  rates (8.5% at June 30,
   2006 and 7.75% at December 31, 2005), due April 2007                                     339           456
South  Dakota  Board  of  Economic  Development  at a fixed  rate of  3.0%,  due
   December 2007                                                                            256           262
Yankton  Areawide  Business  Council loan at a fixed  interest rate of 5.5%, due
   November 2007                                                                             69            74
Rice  University  Promissory  Note at a fixed  interest rate of 4.5%, due August
   2009                                                                                     241           275
Smythe Estate Promissory Note at a fixed interest rate of 4.5% due August 2009              139           159
                                                                                        -------       -------
                                                                                          5,492         6,246
Current maturities                                                                         (854)       (1,215)
                                                                                        -------       -------
                                                                                        $ 4,638       $ 5,031
                                                                                        =======       =======

     Lynch Systems and Mtron/PTI maintain their own short-term line of credit facilities. In general, the credit facilities are secured by property, plant and equipment, inventory, receivables and common stock of certain subsidiaries and contain certain covenants restricting distributions to the parent company. The Lynch Systems credit facility includes an unsecured parent company guarantee. Mtron/PTI's credit facility includes an unsecured parent Company guarantee and is supported by a $650,000 Letter of Credit that is secured by a $650,000 deposit at
Bank of America and is classified as restricted cash on the balance sheet.

     The Company was in compliance with all financial covenants at June 30, 2006.

     On June 30, 2006, Mtron/PTI renewed its credit agreement with First National Bank of Omaha extending the due date to May 31, 2007. At June 30, 2006, Mtron/PTI's revolving loan provides for a line of credit in the maximum principal amount of $5,500,000, of which $3,638,000 was available under the line of credit.

     Effective October 6, 2005, Lynch Systems entered into a loan agreement (the "BB&T Loan Agreement") with
Branch Banking and Trust Company ("BB&T"). The BB&T Loan Agreement provides for a line of credit in the maximum principal amount of $3,500,000. At June 30, 2006, there were no outstanding Letters of Credit and
$2,244,000 was available under the line of credit. This line of credit replaces the working capital revolving loan that Lynch Systems had with SunTrust Bank, which loan expired by its terms on September 30, 2005.
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
and (vi) bankruptcy or insolvency.

     During 2005, the Company executed various amendments and extensions with one of Lynch Systems' commercial lenders, SunTrust. As a result, certain required repayments were made on amounts owed to SunTrust, and the expiring working capital loan was not renewed. Additionally, it was agreed that the
Company's remaining obligation to SunTrust, a $378,000 term note would be payable on March 1, 2006. This amount was repaid in full in February 2006.

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
The RBC Term Loan is secured by a mortgage on PTI's premises. In connection with this RBC Term Loan, Mtron/PTI entered into a five-year interest rate swap to hedge the variable interest rate volatility. Under the terms of the interest rate swap, the variable interest rate RBC Term Loan will be essentially converted to a 7.51% fixed rate loan. The Company has designated this swap as a cash flow hedge in accordance with FASB 133 "Accounting for Derivative
Instruments and Hedging Activities". The fair value of the interest rate swap at
June 30, 2006 is $52,000 which is included in other current assets on the balance sheet with the offset reflected within other comprehensive income.

     In connection with the completion of the acquisition of PTI, on October 14,
2004, Mtron and PTI, each wholly-owned subsidiaries of The LGL Group, Inc., entered into a Loan Agreement with First National Bank of Omaha. The Loan
Agreement provided for loans in the amounts of $2,000,000 (the "Term Loan") and
$3,000,000 (the "Bridge Loan"), together with a $5,500,000 Revolving Line of
Credit (the "Revolving Loan"). The Term Loan bears interest at the greater of prime rate plus 50 basis points, or 4.5%, and is to be repaid in monthly installments of $37,514, with the then remaining principal balance plus accrued interest to be paid on the third anniversary of the Loan Agreement. The Bridge
Loan was repaid in 2005 from proceeds received from the RBC Term Loan. The
Revolving Loan was renewed on June 30, 2006 as previously discussed. The Loan
Agreement contains a variety of affirmative and negative covenants of types customary in an asset-based lending facility. The Loan Agreement also contains financial covenants relating to maintenance of levels of minimal tangible net worth and working capital, and current, leverage and fixed charge ratios, restricting the amount of capital expenditures.

     The Company has guaranteed a letter of credit issued to the First National
Bank of Omaha on behalf of its subsidiary, Mtron Industries, Inc. As of June 30,
2006, the $650,000 letter of credit issued by Bank of America to The First
National Bank of Omaha was secured by a $650,000 deposit at Bank of America and is classified as restricted cash on the balance sheet.

H.   LONG-TERM CONTRACTS AND WARRANTY EXPENSE

     Lynch Systems, a 100% wholly-owned subsidiary of the Company, is engaged in the manufacture and marketing of glass-forming machines and specialized manufacturing machines. Certain sales contracts require an advance payment
(usually 30% of the contract price) which is accounted for as a customer advance. The contractual sales prices are paid either (i) as the manufacturing process reaches specified levels of completion or (ii) based on the shipment date or (iii) negotiated terms of sale. Guarantees by letter of credit from a qualifying financial institution are required for most sales contracts. Because of the specialized nature of these machines and the period of time needed to complete production and shipping, Lynch Systems accounts for these contracts using the percentage-of-completion accounting method as costs are incurred compared to total estimated project costs (cost-to-cost basis). At June 30, 2006 and December 31, 2005, unbilled accounts receivable were $2,675,000 and
$902,000, respectively.

     Lynch Systems provides a full warranty to world-wide customers who acquire machines. The warranty covers both parts and labor and normally covers a period of one year to thirteen months. Based upon experience, the warranty accrual is based upon three to five percent of the selling price of the machine. The
Company periodically assesses the adequacy of the reserve and adjusts the amounts as necessary.

                                                        (in thousands)
     Balance, December 31, 2005                              $ 357
     Warranties issued during the period                       133
     Settlements made during the period                       (258)
                                                             -----
     Balance, June 30, 2006                                  $ 232
                                                             =====

I.  EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY

     The Company's basic and diluted earnings per share are equivalent, as the
Company has no dilutive securities.

     Prior to January 1, 2006, the Company accounted for 2001 Equity Incentive
Plan ("the Plan") under the recognition and measurement principles of APB
Opinion No. 25, "Accounting for Stock Issued to Employees," and related
Interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The
Company has provided pro forma disclosures of the compensation expense determined under the fair value provisions of SFAS No. 123R, "Accounting for
Stock-Based Compensation."

    On May 26, 2005, the Company's shareholders approved amendments to the Plan to increase the total number of shares of the Company's Common Stock available for issuance from 300,000 to 600,000 shares and to add provisions that require terms and conditions of awards to comply with section 409A of the Internal
Revenue Code of 1986. Also on May 26, 2005, the Company granted options to purchase 120,000 shares of Company common stock to certain employees and directors of the Company at $13.17 per share. These options were anti-dilutive and have lives of up to ten years. As of June 30, 2006 and December 31, 2005, options to purchase 300,000 shares are outstanding and fully vested.

     For purposes of pro forma disclosures under SFAS No. 123R, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                                      Three Months     Six Months
                                                                                         Ended           Ended
                                                                                             June 30, 2005
                                                                                    (in thousands, except per share
                                                                                                amounts)
                                                                                    -------------------------------
Net income as reported                                                                  $ 1,351           $ 1,401
Deduct: Total stock based employee compensation expense determined under fair
  value based method for all awards, net of related tax effect                             (222)             (222)
                                                                                        -------           -------
Pro-forma net income                                                                    $ 1,129           $ 1,179
                                                                                        =======           =======
Basic & diluted income per share:
As reported                                                                             $  0.83           $  0.86
Pro forma                                                                               $  0.69           $  0.72

     The net income as reported in each period did not include any stock-based compensation.

J.   ACCUMULATED OTHER COMPREHENSIVE INCOME

     Total comprehensive income was $436,000 and $1,585,000 in the three and six months ended June 30, 2006, respectively, compared to total comprehensive income of $1,175,000 and $1,668,000 in the three and six months ended June 30, 2005, respectively.

                                                                      Three Months Ended         Six Months Ended
                                                                           June 30,                  June 30,
                                                                      ------------------         ----------------
                                                                   2006            2005           2006          2005
                                                                  ------          ------         ------        ------

Net income as reported                                            $   499        $ 1,351        $   865       $ 1,401
Foreign currency translation                                           24             13             36            34
Deferred gain on hedge contract                                         5           --               52          --
Unrealized (loss) gain on available for sale securities               (92)          (189)       $   632           233
                                                                  -------        -------        -------       -------
Total comprehensive income                                        $   436        $ 1,175        $ 1,585       $ 1,668
                                                                  =======        =======        =======       =======

     The components of accumulated other comprehensive income, net of related tax, at June 30 , 2006, December 31,
2005, and June 30, 2005 are as follows:

                                                                  June 30,       December 31,         June 30,
                                                                    2006            2005                 2005
                                                              --------------    --------------      --------------

Balance beginning of period                                       $  835             $  849              $  849
Foreign currency translation                                          36                 75                  34
Deferred gain (loss) on hedge contract                                52                 (1)               --
Unrealized gain on available for-sale securities                     632                (88)                233
                                                                  ------             ------              ------
Accumulated other comprehensive income                            $1,555             $  835              $1,116
                                                                  ======             ======              ======

K.   SEGMENT INFORMATION

     The Company has two reportable business segments: 1) glass manufacturing equipment business, which represents the operations of Lynch Systems, and 2) frequency control devices (quartz crystals and oscillators) which represents products manufactured and sold by Mtron/PTI. The Company's foreign operations in Hong Kong and India are under the control of Mtron/PTI.

     Operating profit (loss) is equal to revenues less operating expenses, excluding investment income, interest expense, and income taxes. The Company allocates a negligible portion of its general corporate expenses to its operating segments. Such allocation was $125,000 in the three months ending June 30, 2006 and 2005, respectively.
Identifiable assets of each industry segment are the assets used by the segment in its operations excluding general corporate assets. General corporate assets are principally cash and cash equivalents, short-term investments and certain other investments and receivables.

                                                   Three Months Ended                   Six Months Ended
                                                        June 30,                           June 30,
                                              ----------------------------       ----------------------------
                                                 2006            2005               2006             2005
                                              --------------  ------------       --------------  ------------
REVENUES
Glass manufacturing equipment - USA           $    385        $    616           $    915        $     1,066
Glass manufacturing equipment - Foreign          2,187           5,448              4,000              7,209
                                              --------        --------           --------           --------
Total Glass manufacturing equipment              2,572           6,064              4,915              8,275

Frequency control devices - USA               $  4,981        $  4,896           $  9,871           $  9,750
Frequency control devices - Foreign              5,593           3,953             10,451              7,483
                                              --------        --------           --------           --------
Total Frequency control devices                 10,574           8,849             20,322             17,233
                                              --------        --------           --------           --------
Consolidated total revenues                   $ 13,146        $ 14,913           $ 25,237           $ 25,508
                                              ========        ========           ========           ========

OPERATING PROFIT (LOSS)
Glass manufacturing equipment                 $   (351)       $  1,774           $   (611)          $  1,848
Frequency control devices                        1,127             638              2,102              1,217
                                              --------        --------           --------           --------
Total manufacturing                                776           2,412              1,491              3,065

Unallocated Corporate expense                     (318)           (411)              (647)              (837)
                                              --------        --------           --------           --------
Consolidated total operating profit           $    458        $  2,001           $    844           $  2,228
                                              ========        ========           ========           ========

OTHER PROFIT (LOSS)
Investment income                             $    283        $      7           $    518           $     17
Interest expense                                  (179)           (208)              (342)              (393)
Other income (expense)                            --                77                 (8)                80
                                              --------        --------           --------           --------
Consolidated total profit before taxes        $    562        $  1,877         $     1012           $  1,932
                                              ========        ========           ========           ========

CAPITAL EXPENDITURES
Glass manufacturing equipment                 $     14        $      8           $     14           $     20
Frequency control devices                          270             152                323                170
General Corporate                                 --              --                 --                    1
                                              --------        --------           --------           --------
Consolidated total capital expenditures       $    284        $    160           $    337           $    191
                                              ========        ========           ========           ========

TOTAL ASSETS
Glass manufacturing equipment                                                    $  9,062           $ 12,109
Frequency control devices                                                          21,822             17,100
General Corporate                                                                   2,436              5,308
                                                                                 --------           --------
Consolidated total assets                                                        $ 33,320           $ 34,517
                                                                                 ========           ========

     For the three months ended June 30, 2006 and 2005, significant foreign revenues to specific countries were as follows:

                                                               Three Months Ended                Six Months Ended
                                                                    June 30,                        June 30,
                                                          ----------------------------    ----------------------------
                                                             2006            2005            2006             2005
                                                          --------------  ------------    --------------  ------------
GLASS MANUFACTURING EQUIPMENT - FOREIGN REVENUES
Brazil                                                     $1,070           $   14           $1,693           $   16
Democratic Republic of the Congo                             --                385              385              385
China                                                         312            3,757              509            4,426
Pakistan                                                      120             --                306             --
Indonesia                                                      45              418              109            1,001
All other foreign countries                                   640              874              998            1,381
                                                           ------           ------           ------           ------
     Total foreign revenues                                 2,187           $5,448           $4,000           $7,209
                                                           ======           ======           ======           ======

                                                               Three Months Ended                Six Months Ended
                                                                    June 30,                        June 30,
                                                          ----------------------------    ----------------------------
                                                             2006            2005            2006             2005
                                                          --------------  ------------    --------------  ------------
FREQUENCY CONTROL DEVICES - FOREIGN REVENUES
China                                                      $ 1,067          $   901          $ 2,066          $ 1,430
Canada                                                       1,144              842            2,150            1,704
Thailand                                                       654              180            1,184              319
Mexico                                                         377              648              644            1,125
All other foreign countries                                  2,351            1,382            4,407            2,905
                                                           -------          -------          -------          -------
     Total foreign revenues                                $ 5,593          $ 3,953          $10,451          $ 7,483
                                                           =======          =======          =======          =======

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

QUI TAM LAWSUIT

     The Company, Lynch Interactive and numerous other parties were named as defendants in a lawsuit originally brought under the so-called "qui tam"
provisions of the federal False Claims Act in the United States District Court for the District of Columbia. The main allegation in the case is that the defendants participated in the creation of "sham" bidding entities that allegedly defrauded the United States Treasury by improperly participating in
Federal Communications Commission ("FCC") spectrum auctions restricted to small businesses, as well as obtaining "bidding credits" in other spectrum auctions allocated to "small" and "very small" businesses. In May 2006, a tentative settlement was reached pursuant to which the defendants agreed to pay the government $130 million, plus approximately $8.7 million to relator's counsel as legal fees and expenses. In June 2006, the defendants reached a tentative agreement allocating the above-mentioned settlement amounts among themselves;
however, the Company did not have to make any payments under such allocations.
In July 2006, the definitive settlement agreements with the government and the relator were signed and approved by the federal judge hearing the case, and the case was dismissed with prejudice in August 2006. In entering into the settlement agreements, the Company admitted no liability and the conduct giving rise to the case is expressly excluded as a basis for any future administrative proceedings by the FCC. For a historical chronology of the case, please refer to the Company's prior SEC filings.

M.   INCOME TAXES

     The Company files consolidated federal income tax returns, which includes all subsidiaries. The Company has a $2,404,000 net operating loss ("NOL")
carry-forward as of December 31, 2005. This NOL expires through 2024 if not utilized prior to that date.

N.   GUARANTEES

     The Company presently guarantees (unsecured) the SunTrust Bank loans of its subsidiary, Lynch Systems. The Company presently guarantees (unsecured) the
First National Bank of Omaha loans of its subsidiary, Mtron, and has guaranteed a Letter of Credit issued to the First National Bank of Omaha on behalf of its subsidiary, Mtron (see Note G - "Notes Payable to Banks and Long-term Debt"). As of June 30, 2006, the $650,000 Letter of Credit issued by Bank of America to The
First National Bank of Omaha was secured by a $650,000 deposit at Bank of
America. (See Note E - "Restricted Cash".)

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

INVENTORY VALUATION

     Inventories are stated at the lower of cost or market value. Inventories valued using the last-in, first-out (LIFO) method comprised approximately 51% of consolidated inventories at June 30, 2006 and 52% at December 31, 2005, respectively. The balance of inventories are valued using the first-in-first-out
(FIFO) method. If actual market conditions are more or less favorable than those projected by management, including the demand for our products, changes in technology, internal labor costs and the costs of materials, adjustments may be required.

REVENUE RECOGNITION AND ACCOUNTING FOR LONG-TERM CONTRACTS

     Revenues, with the exception of certain long-term contracts discussed below, are recognized upon shipment when title passes. Shipping costs are included in manufacturing cost of sales.

     Lynch Systems, a 100% owned subsidiary of the Company, is engaged in the manufacture and marketing of glass-forming machines and specialized manufacturing machines. Certain sales contracts require an advance payment
(usually 30% of the contract price) which is accounted for as a customer advance. The contractual sales prices are paid either (i) as the manufacturing process reaches specified levels of completion; or (ii) based on the shipment date; or (iii) negotiated terms of sale. Guarantees by Letter of Credit from a qualifying financial institution are required for most sales contracts. Because of the specialized nature of these machines and the period of time needed to complete production and shipping, Lynch Systems accounts for these contracts using the percentage-of-completion accounting method as costs are incurred compared to total estimated project costs (cost-to-cost basis). At June 30,
2006, and December 31, 2005, unbilled accounts receivable were $2,675,000 and
$902,000 respectively.

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

RESULTS OF OPERATIONS
SECOND QUARTER
THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO JUNE 30, 2005

CONSOLIDATED REVENUES AND GROSS MARGIN

     Consolidated revenues for the second quarter 2006 decreased $1.8 million, or 12%, to $13.1 million from $14.9 million for the comparable period in 2005.
Revenues at MtronPTI increased by $1.7 million, or 20%, to $10.6 million for the second quarter 2006 from $8.8 million for the comparable period in 2005. The increase was primarily due to the increase in the foreign market. Revenues at
Lynch Systems decreased by $3.5 million, or 58%, to $2.6 million for the second quarter 2006 from $6.1 million for the comparable period in 2005 due to a lack of sales of CRT machines. In 2005, the Company recorded significant revenues due to the sales of CRT machines.

     The consolidated gross margin as a percentage of revenues for the second quarter decreased to 31%, compared to 37% for the comparable period in 2005.
MtronPTI's gross margin as a percentage of revenues for the second quarter increased to 33% from 29% for the comparable period in 2006. The contribution from PTI, combined with selective price increases and operational efficiencies resulted in the improved gross margin rates. Lynch Systems' gross margin as a percentage of revenues for the second quarter decreased to 24%, from 49% for the comparable period in 2005 due to a lack of sales of higher margin CRT machines.

OPERATING PROFIT (LOSS)

     Operating profit decreased $1.5 million, to $0.5 million for the second quarter 2006 from $2.0 million for the comparable period in 2005. Operating profit at MtronPTI increased $0.5 million, or 77%, to $1.1 million for the second quarter 2006 from $0.6 million for the comparable period in 2005.
Operating profit at Lynch Systems decreased $2.2 million to a $0.4 million loss for the second quarter 2006 from a $1.8 million profit for the comparable period in 2005. Corporate expenses decreased $0.1 million to $0.3 million for the second quarter 2006 from $0.4 million for the comparable period in 2005.

OTHER INCOME (EXPENSE), NET

     Investment income increased $0.3 million to $0.3 million for the second quarter 2006 from the comparable period in 2005 due to gains on sales of marketable securities. Interest expense for the second quarter 2006 was $0.2 million, the same as the comparable period in 2005.

INCOME TAXES

     The Company files consolidated federal income tax returns, which includes all subsidiaries. The income tax provision for the three month period ended June
30, 2006 included federal, state and foreign taxes.

NET INCOME

     Net income for the second quarter 2006 was $0.5 million compared to $1.4 million in the comparable period in 2005. As a result, fully diluted income per share for the second quarter 2006 was $0.23 compared to $0.83 per share for the comparable period in 2005.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO JUNE 30, 2005

CONSOLIDATED REVENUES AND GROSS MARGIN

     Consolidated revenues for the six month period ending June 30, 2006 decreased $0.3 million, or 1%, to $25.2 million from $25.5 million for the comparable period in 2005. Revenues at MtronPTI increased by $3.1 million, or
18%, to $20.3 million for the six month period ending June 30, 2006 from $17.2 million for the comparable period in 2005. The increase was primarily due to a strengthening of the foreign market. Revenues at Lynch Systems decreased by $3.4 million, or 41%, to $4.9 million for the six month period ending June 30, 2006 from $8.3 million for the comparable period in 2005 due to a lack of sales of
CRT machines.

     The consolidated gross margin as a percentage of revenues for the six month period ending June 30, 2006 decreased to 30%, compared to 35% for the comparable period in 2005. MtronPTI's gross margin as a percentage of revenues for the six month period ending June 30, 2005 increased to 32% from 29% for the comparable period in 2005. The contribution from PTI, combined with selective price increases, increases its revenues and operational efficiencies resulted in the improved gross margin. Lynch Systems' gross margin as a percentage of revenues for the six month period ending June 30, 2006 decreased to 24% from 45% for the comparable period in 2005.

OPERATING PROFIT (LOSS)

     Operating profit decreased $1.4 million, to $0.8 million for the six month period ended June 30, 2006 from an operating profit of $2.2 million for the comparable period in 2005. Operating profit at MtronPTI increased $0.8 million to $2.1 million for the six month period ended June 30, 2006 from $1.3 million for the comparable period in 2005. Operating profit at Lynch Systems decreased
$2.6 million to a loss of $0.6 million for the six month period ended June 30,
2006 from $1.8 million for the comparable period in 2005. Corporate expenses decreased $0.2 million to $0.6 million for the six month period ending June 30,
2006 from $0.8 million for the comparable period in 2005.

OTHER INCOME (EXPENSE), NET

     Investment income increased $0.5 million to $0.5 million for the six month period ended June 30, 2006 from the comparable period in 2005 due to realized gain on sales of marketable securities. Interest expense decreased to $0.3 million for the six month period ended June 30, 2006 from $0.4 million for the comparable period in 2005 due to a decrease in the total debt level, partially offset by an increase in interest rates.

INCOME TAXES

     The Company files consolidated federal income tax returns, which includes all subsidiaries. The income tax provision for the six month period ended June
30, 2006 included federal, state and foreign taxes.

NET INCOME

     Net income for the six months ended June 30, 2006 was $0.9 million compared to $1.4 million in the comparable period in 2005. As a result, fully diluted income per share for the six month period ended June 30, 2006 was $0.40 per share compared to $0.86 per share for the comparable period in 2005.

BACKLOG/ NEW ORDERS

     Total backlog of manufactured products at June 30, 2006 was $16.2 million, a $2.3 million increase compared to the backlog at December 31, 2005, and $3.3 million more than the backlog at June 30, 2005.

     MtronPTI had backlog orders of $9.6 million at June 30, 2006, which was a
$0.7 million increase from December 31, 2005 and a $2.0 million increase from
June 30, 2005. Lynch Systems has backlog orders of $6.6 million at June 30,
2006, compared to $5.0 million at December 2005 and $5.3 million at June
30,2005.

FINANCIAL CONDITION

     The Company's cash, cash equivalents and investments in marketable securities at June 30, 2006 was $6.4 million (including $650,000 of restricted cash in both periods) as compared to $8.9 million at December 31, 2005. In addition, the Company had a borrowing capacity of $5.9 million under Lynch
Systems' and Mtron/PTI's revolving lines of credit at June 30, 2006, as compared to $5.3 million at December 31, 2005.

     At June 30, 2006, the Company's net working capital was $14.0 million as compared to $11.9 million at December 31, 2005. At June 30, 2006, the Company had current assets of $25.8 million and current liabilities of $11.8 million. At
December 31, 2005, the Company had current assets of $24.9 million and current liabilities of $12.9 million. The ratio of current assets to current liabilities was 2.19 to 1.00 at June 30, 2006, compared to 1.92 to 1.00 at December 31,
2005. The increase in net working capital was primarily due to realized and unrealized gains on marketable securities.

     Cash used in operating activities was $3.1 million for the six months ended
June 30, 2006, compared to cash used in operating activities of $0.9 million for the six months ended June 30, 2005. The year to year unfavorable change in operating cash flow of $2.2 million was primarily due to payments relating to a litigation settlement in the first quarter 2006 and net changes in receivables and inventories. The Company and United Steel workers of America Local 1069, formerly known as PACE Local 1-1069 reached a settlement of their severance pay litigation, which arose out of the July 2001 closure of the Spinnaker-Maine manufacturing plant in Westbrook, Maine. The settlement includes payment of a total of $800,000 to resolve the claims of 67 workers who lost their jobs in
2001. Capital expenditures were $337,000 in the six months ended June 30, 2006, compared to $191,000 for the comparable period in 2005.

     At June 30, 2006, the Company had $3.1 million in notes payable to banks consisting of a revolving credit loan at Mtron/PTI for $1.9 million due in May,
2007 and a working capital revolver at Lynch Systems for $1.3 million due in
October, 2006. The Company intends to renew these facilities with the existing banks, however, there can be no assurances the existing facilities will be renewed. At June 30, 2006, the Company also had $854,000 in current maturities of long-term debt. The Company believes that existing cash and cash equivalents, cash generated from operations and available borrowings under its subsidiaries'
lines of credit, including the proposed renewals, will be sufficient to meet its ongoing working capital and capital expenditure requirements for the foreseeable future.

     At June 30, 2006, total debt of $8.8 million was $0.3 million less than the total debt at December 31, 2005 of $9.1 million. The debt decreased at both
Mtron/PTI and Lynch Systems due to repayments of revolving debt, repayment of the SunTrust term loan and scheduled payments on long term debt.

     The Company is in compliance with all financial covenants at June 30, 2006.

     In connection with the completion of the acquisition of PTI, on October 14,
2004, Mtron and PTI, each wholly-owned subsidiaries of the Company, entered into a Loan Agreement with First National Bank of Omaha. The Loan Agreement provided for loans in the amounts of $2,000,000 (the "Term Loan") and $3,000,000 (the
"Bridge Loan"), together with a $5,500,000 Revolving Line of Credit (the
"Revolving Loan"). The Term Loan bears interest at the greater of prime rate plus 50 basis points, or 4.5%, and is to be repaid in monthly installments of
$37,514, with the then remaining principal balance plus accrued interest to be paid on the third anniversary of the Loan Agreement. The Bridge Loan was repaid in 2005 from proceeds received from the RBC Term Loan. The Revolving Loan was renewed on June 30, 2005 as previously discussed. The Loan Agreement contains a variety of affirmative and negative covenants of types customary in an asset-based lending facility. The Loan Agreement also contains financial covenants relating to maintenance of levels of minimal tangible net worth and working capital, and current, leverage and fixed charge ratios, restricting the amount of capital expenditures.

     The Company has guaranteed a letter of credit issued to the First National
Bank of Omaha on behalf of its subsidiary, Mtron. As of June 30, 2006, the
$650,000 letter of credit issued by Bank of America to The First National Bank of Omaha was secured by a $650,000 deposit at Bank of America. As of June 30,
2006, the Company has a total of $2,500,000 of subordinated promissory notes issued from Mtron/PTI.

     On June 30, 2006, Mtron/PTI renewed its credit agreement with First
National Bank of Omaha extending the due date to May 31, 2007. At June 30, 2006,
Mtron/PTI's short-term credit facility provides for a line of credit in the maximum principal amount of $5,500,000, of which $3,638,000 was available under the line of credit.

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
The RBC Term Loan is secured by a mortgage on PTI's premises. In connection with this RBC Term Loan, Mtron/PTI entered into a five-year interest rate swap to hedge the variable interest rate volatility. Under the terms of the interest rate swap, the variable interest rate RBC Term Loan will be essentially converted to a 7.51% fixed rate loan. The Company has designated this swap as a cash flow hedge in accordance with FASB 133 "Accounting for Derivative
Instruments and Hedging Activities". The fair value of the interest rate swap at
June 30, 2006 is $52,000 which is included in other current assets on the balance sheet with the offset reflected within other comprehensive income, net of tax.

     Effective October 6, 2005, Lynch Systems entered into a loan agreement (the
"BB&T Loan Agreement") with Branch Banking and Trust Company ("BB&T"). The BB&T
Loan Agreement provides for a line of credit in the maximum principal amount of
$3,500,000. At June 30, 2006 there were no outstanding Letters of Credit and
$2,244,000 was available under the line of credit. This line of credit replaces the working capital revolving loan that Lynch Systems had with SunTrust Bank, which loan expired by its terms on September 30, 2005. Borrowings under the BB&T
Loan Agreement bear interest at the One Month LIBOR Rate plus 2.75% and accrued interest is payable on a monthly basis, with the principal balance due to be paid on the first anniversary of the Loan Agreement.

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

     The Board of Directors has adopted a policy of not paying cash dividends, a policy which is reviewed annually. This policy takes into account the long-term growth objectives of the Company, especially in its acquisition program, shareholders' desire for capital appreciation of their holdings and the current tax law disincentives for corporate dividend distributions. Accordingly, no cash dividends have been paid since January 30, 1989 and none are expected to be paid in 2006. (See Note G to the Condensed Consolidated Financial Statements - "Notes
Payable to Banks and Long-term Debts" - for restrictions on the company's assets).

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

     In July 2006, the FASB issued Interpretation No. 48 "Accounting for
Uncertainty in Income Taxes - An interpretation of FASB Statement No. 109" ("FIN
48"). This Interpretation provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company will adopt this Interpretation in the first quarter of 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings. The Company is currently assessing the impact of this Interpretation on its financial position and results of operations.

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

     The Registrant also makes this information available on its website, whose internet address is WWW.LGLGROUP.COM.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risk relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amounts of interest earned on the Company's cash and cash equivalents and restricted cash
(approximately $3.5 million at June 30, 2006). The Company generally finances the debt portion of the acquisition of long-term assets with fixed and variable rate, long-term debt. The Company does not use derivative financial instruments for trading or speculative purposes. Management does not foresee any significant changes in the strategies used to manage interest rate risk in the near future, although the strategies may be reevaluated as market conditions dictate. There has been no significant change in market risk since December 31, 2005.

     As the Company's international sales are in U.S. Dollars, there is no associated monetary risk.

     At June 30, 2006, $7,905,000 of the Company's debt bears interest at variable rates. Accordingly, the Company's earnings and cash flows are affected by changes in interest rates. In October 2005, in connection with the RBC Term
Loan, Mtron/PTI entered into a five-year interest rate swap from which it will receive periodic payments at the LIBOR Base Rate and make periodic payments at a fixed rate of 7.51% with monthly settlement and rate reset dates, effectively reducing the variable rate debt to $4,907,000.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

QUI TAM LAWSUIT

          The Company, Lynch Interactive and numerous other parties were named as defendants in a lawsuit originally brought under the so-called "qui tam"
provisions of the federal False Claims Act in the United States District Court for the District of Columbia. The main allegation in the case is that the defendants participated in the creation of "sham" bidding entities that allegedly defrauded the United States Treasury by improperly participating in
Federal Communications Commission ("FCC") spectrum auctions restricted to small businesses, as well as obtaining "bidding credits" in other spectrum auctions allocated to "small" and "very small" businesses. In May 2006, a tentative settlement was reached pursuant to which the defendants agreed to pay the government $130 million, plus approximately $8.7 million to relator's counsel as legal fees and expenses. In June 2006, the defendants reached a tentative agreement allocating the above-mentioned settlement amounts among themselves;
however, the Company did not have to make any payments under such allocations.
In July 2006, the definitive settlement agreements with the government and the relator were signed and approved by the federal judge hearing the case, and the case was dismissed with prejudice in August 2006. In entering into the settlement agreements, the Company admitted no liability and the conduct giving rise to the case is expressly excluded as a basis for any future administrative proceedings by the FCC. For a historical chronology of the case, please refer to the Company's prior SEC filings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of  Stockholders  of the Registrant  held on June 20,
2006:

     The following persons were elected as Directors with the following votes:

     Name                  Total Votes for Director    Total Votes Withheld From
                                                               Director

Marc Gabelli                       1,799,088                    13,147
E. Val Cerutti                     1,800,456                    11,779
John C. Ferrara                    1,805,789                     6,446
Avrum Gray                         1,795,355                    16,880
Anthony R. Pustorino               1,800,441                    11,794

     The  approval  of the  amendment  to the  Company's  Restated  Articles  of
Incorporation to change the Company's name from "Lynch  Corporation" to "The LGL
Group, Inc." was approved with the following votes:

                   FOR                      1,784,054
                   AGAINST                     13,126
                   ABSTAIN                     15,055

     The  ratification  of the  appointment  of Ernst & Young LLP as independent auditors was approved with the following votes:

                   FOR                      1,807,848
                   AGAINST                      1,859
                   ABSTAIN                      2,528

ITEM 6.   EXHIBITS

     Exhibits filed herewith:

31(a)*    Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)*    Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*       Certification by Principal Executive Officer and Principal Financial
          Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the
Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            The LGL Group, Inc.
                                            (Registrant)

August 14, 2006                             By: /s/ Roger J. Dexter
                                                --------------------------------
                                                Roger J. Dexter
                                                Principal Financial Officer

                                  EXHIBIT INDEX

Exhibit
No.       Description
--------  -----------

31(a)*    Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)*    Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*       Certification by Principal Executive Officer and Principal Financial
          Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* filed herewith

          The Exhibits listed above have been filed separately with the
Securities and Exchange Commission in conjunction with this Quarterly Report on
Form 10-Q or have been incorporated by reference into this Quarterly Report on
Form 10-Q. Upon request, the Company. will furnish to each of its shareholders a copy of any such Exhibit. Requests should be addressed to the Office of the
Secretary, The LGL Group, Inc., 140 Greenwich Avenue, 4th Floor, Greenwich CT
06830.

