Form 10-Q
period 2006-09-30
LGL GROUP INC
filed 2006-11-14
CIK 61004

================================================================================
                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                                    ---------
(Mark One)
|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                For the quarterly period ended September 30, 2006
                                               ------------------
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

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [x]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).

Yes [ ]   No |X|
Indicate the number of shares outstanding of each of the Registrant's classes of
Common Stock, as of the latest practical date.
          Class                               Outstanding at September 30 ,2006
-----------------------------                 -----------------------------------
Common Stock, $0.01 par value                            2,154,702

                                      INDEX

                      THE LGL GROUP, INC. AND SUBSIDIARIES

PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements (Unaudited)
             Consolidated Balance Sheets:..........................................3
             -  September 30, 2006
             -  December 31, 2005
             Consolidated Statements of Operations:................................4
             -  Three months ended September 30, 2006 and 2005
             -  Nine months ended September 30, 2006 and 2005
             Consolidated Statements of Cash Flows:................................5
             -  Nine months ended September 30, 2006 and 2005
             Notes to Condensed Consolidated Financial Statements:.................6
Item 2.      Management's Discussion and Analysis of Financial Condition and

PART II.     OTHER INFORMATION
Item 1A.     Risk Factors.........................................................23
Item 6.      Exhibits ............................................................23

PART 1 -- FINANCIAL INFORMATION -
ITEM 1 -- FINANCIAL STATEMENTS

                                          THE LGL GROUP, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS -- UNAUDITED
                                          (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                                                           September 30,    December 31,
                                                                                               2006           2005 (A)
                                                                                             --------         --------
ASSETS
Current Assets
    Cash and cash equivalents                                                                $  3,989         $  5,512

    Restricted cash (Note D)                                                                      650              650

    Investments - marketable securities (Note E)                                                2,548            2,738
    Accounts receivable, net of allowances of $715 and $325, respectively                       8,701            7,451
    Unbilled accounts receivable (Note H)                                                         586              902
    Inventories (Note F)                                                                        9,291            7,045
    Deferred income taxes                                                                         111              111
    Prepaid expense and other current assets                                                      568              461
                                                                                             --------         --------
        Total Current Assets                                                                   26,444           24,870
Property, Plant and Equipment
    Land                                                                                          855              855
    Buildings and improvements                                                                  5,770            5,767
    Machinery and equipment                                                                    15,115           14,606
                                                                                             --------         --------
                                                                                               21,740           21,228
    Less: accumulated depreciation                                                            (14,909)         (14,025)
                                                                                             --------         --------
    Net Property,  Plant and Equipment                                                          6,831            7,203
    Other assets                                                                                  469              591
                                                                                             --------         --------
       Total Assets                                                                          $ 33,744         $ 32,664
                                                                                             ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable to bank (Note G)                                                           $  3,403         $  2,838
    Trade accounts payable                                                                      3,408            2,900
    Accrued warranty expense (Note H)                                                             208              357
    Accrued compensation expense                                                                1,787            1,372
    Accrued income taxes                                                                          391              673
    Accrued professional fees                                                                     471              574
    Margin liability on marketable securities                                                    --                330
    Other accrued expenses                                                                      1,017            1,312
    Commitments and contingencies (Note L)                                                       --                859
    Customer advances                                                                             532              515
    Current maturities of long-term debt (Note G)                                                 879            1,215
                                                                                             --------         --------
       Total Current Liabilities                                                               12,096           12,945
Long-term debt (Note G)                                                                         4,423            5,031
                                                                                             --------         --------
       Total Liabilities                                                                       16,519           17,976
Shareholders' Equity
    Common stock, $0.01 par value - 10,000,000 shares authorized; 2,188,510 shares                 22               22
     issued; 2,154,702 shares outstanding
    Additional paid-in capital                                                                 21,053           21,053
    Accumulated deficit                                                                        (4,808)          (6,576)
    Accumulated other comprehensive income (Note J)                                             1,604              835
    Treasury stock, at cost, 33,808 shares                                                       (646)            (646)
                                                                                             --------         --------
       Total Shareholders' Equity                                                              17,225           14,688
                                                                                             --------         --------
       Total Liabilities and Shareholders' Equity                                            $ 33,744         $ 32,664
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

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                                                THE LGL GROUP, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS -- UNAUDITED
                                                (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                     Three Months Ended                    Nine Months Ended
                                                                        September 30,                         September 30,
                                                                   2006               2005               2006               2005
                                                               -----------        -----------        -----------        -----------
REVENUES ...............................................       $    13,038        $    10,745        $    38,275        $    36,253
Cost and expenses:
   Manufacturing cost of sales .........................             9,575              7,784             27,151             24,503
   Selling and administrative ..........................             3,492              3,277             10,309              9,838
Lawsuit settlement provision ...........................              --                  200               --                  200
                                                               -----------        -----------        -----------        -----------
OPERATING PROFIT (LOSS) ................................               (29)              (516)               815              1,712
Other income (expense):
   Investment income ...................................               711                583              1,229                600
   Interest expense ....................................              (151)              (217)              (493)              (610)
   Other income (expense) ..............................               (17)               (12)               (25)                68
                                                               -----------        -----------        -----------        -----------
                                                                       543                354                711                 58
                                                               -----------        -----------        -----------        -----------
INCOME (LOSS) BEFORE INCOME TAXES ......................               514               (162)             1,526              1,770
Income Tax Benefit .....................................              (389)              (858)              (242)              (327)
                                                               -----------        -----------        -----------        -----------
NET INCOME .............................................       $       903        $       696        $     1,768        $     2,097
Per Common Share:
    Basic weighted average shares outstanding ..........         2,154,702          1,617,934          2,154,702          1,626,801
                                                               -----------        -----------        -----------        -----------
BASIC INCOME PER SHARE .................................       $      0.42        $      0.43        $      0.82        $      1.29
                                                               -----------        -----------        -----------        -----------
    Fully diluted weighted average shares outstanding ..         2,159,702          1,617,934          2,156,702          1,626,801
                                                               -----------        -----------        -----------        -----------
FULLY DILUTED INCOME PER SHARE: ........................       $      0.42        $      0.43        $      0.82        $      1.29
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

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                                                THE LGL GROUP, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS -- UNAUDITED
                                                           (IN THOUSANDS)

                                                                                                              Nine Months Ended
                                                                                                                 September 30,
                                                                                                            2006              2005
                                                                                                          -------           -------
OPERATING ACTIVITIES
Net income .....................................................................................          $ 1,768           $ 2,097
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation ...................................................................................              884             1,050
Provision for doubtful accounts receivable .....................................................              390              --
Amortization of definite-lived intangible assets ...............................................               82                85
Gain realized on sale of marketable securities .................................................           (1,171)             (567)
Gain on sale of fixed assets ...................................................................             --                 (69)
Lawsuit settlement provision ...................................................................             --                 200
Changes in operating assets and liabilities:
  Receivables ..................................................................................           (1,324)              734
  Inventories ..................................................................................           (2,246)            1,494
  Accounts payable and accrued liabilities .....................................................              111                21
  Commitments and contingencies ................................................................             (859)             --
  Other assets/liabilities .....................................................................              (67)           (2,161)
                                                                                                          -------           -------
Net cash (used in) provided by operating activities ............................................           (2,432)            2,884
                                                                                                          -------           -------
INVESTING ACTIVITIES
Capital expenditures ...........................................................................             (512)             (287)
Restricted cash ................................................................................             --                 475
Proceeds from sale of marketable securities ....................................................            2,113             1,348
Proceeds from sale of fixed assets .............................................................             --                 307
Net repayment of margin liability on marketable securities .....................................             (330)           (1,241)
                                                                                                          -------           -------
Cash provided by investing activities ..........................................................            1,271               602
                                                                                                          -------           -------
FINANCING ACTIVITIES
Net (repayments)  borrowings of notes payable ..................................................              565            (2,462)
Repayment of long-term debt ....................................................................             (944)             (588)
Purchase of treasury stock .....................................................................             --                (156)
Other ..........................................................................................               17               (36)
                                                                                                          -------           -------
Net cash used in financing activities ..........................................................             (362)           (3,242)
                                                                                                          -------           -------
(Decrease) increase in cash and cash equivalents ...............................................           (1,523)              244
Cash and cash equivalents at beginning of period ...............................................            5,512             2,580
                                                                                                          -------           -------
Cash and cash equivalents at end of period .....................................................          $ 3,989           $ 2,824
                                                                                                          =======           =======

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                 5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.   SUBSIDIARIES OF THE REGISTRANT

     As of  September  30,  2006,  the  Subsidiaries  of the  Registrant  are as
follows:

                                                                    Owned by LGL
                                                                    ------------

Lynch Systems, Inc. .............................................      100.0%
M-tron Industries, Inc. .........................................      100.0%
        M-tron Industries, Ltd. .................................      100.0%
        Piezo Technology, Inc. ..................................      100.0%
                Piezo Technology India Private Ltd. .............       99.9%

   The LGL Group, Inc.  (the "Company") has two reportable business segments operating through three principal subsidiaries, M-tron Industries, Inc.
("Mtron"), Piezo Technology, Inc. ("PTI") and Lynch Systems, Inc. ("Lynch
Systems").  The combined operations of Mtron and PTI are referred to herein as "Mtron/PTI."

B. BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article
10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended
September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

   The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

   For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries Annual
Report, as amended, on Form 10-K/A for the year ended December 31, 2005, filed with the Securities and Exchange Commission on May 18, 2006.

   Certain amounts in 2005 have been reclassified to conform to 2006 classifications.

C. ACCOUNTING PRONOUNCEMENTS

   On January 1, 2006 the Company adopted revised Statement of Financial
Accounting Standards No. 123 ("SFAS No. 123-R"), "Share-Based Payments." SFAS
No. 123-R impacts the Company's accounting for its stock option plan. The
Company's stock options were fully vested at December 31, 2005 and there were no new options issued through the third quarter of 2006. On September 5, 2006, the
Company issued 20,000 non-vested (restricted) shares of stock to two senior executives. Fifty percent of these shares become vested in September 2007 and the remainder, quarterly in December 2007, March, July, and September 2008. The
Company has recognized the compensation expense related to the vested portion of these shares in the three months ended September 30, 2006, and the potential increase in the number of shares outstanding in accordance with the provisions of SFAS No. 123-R.

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

   In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements".
This Statement replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value, and expands financial statement disclosures regarding fair value measurements.
This Statement applies only to fair value measurements that are already required or permitted by other accounting standards and does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning subsequent to November 15, 2007. The Company will adopt this Statement in the first quarter of 2008, and is currently evaluating the impact on its financial position and results of operations.

D. RESTRICTED CASH

At September 30, 2006 and December 31, 2005, the Company had $650,000 of
Restricted Cash that secured a Stand-By Letter of Credit issued by Bank of
America to the First National Bank of Omaha ("FNBO") as collateral for its Mtron subsidiary's loans. As of October, 16, 2006, the stand-by letter of credit is no longer in place and as of October 19, 2006 the restriction on the $650,000 on deposit at Bank of America was lifted.

E. INVESTMENTS

   The following is a summary of marketable equity securities held by the
Company (in thousands).

                                                                  Gross        Gross      Estimated
                                                                Unrealized   Unrealized      Fair
Equity Securities                                     Cost        Gains        Losses        Value
-------------------------------------------------- ----------   ----------   ----------   ----------
September 30, 2006 ...............................   $1,049       $1,499         --         $2,548
December 31, 2005 ................................   $1,991       $  747         --         $2,738

   The Company had a margin liability of $330,000 against this investment at
December 31, 2005 which was settled upon the disposition of the related securities whose fair value is based on quoted market prices. The Company paid off the margin liability in January 2006. The Company had designated these investments as available for sale pursuant to SFAS No. 115, "Accounting for
Certain Investments in Debt and Equity Securities".

FAIR VALUE OF FINANCIAL INSTRUMENTS - INTEREST RATE SWAP

      On September 30, 2005, the Company entered into a 5-year interest rate swap to eliminate the interest rate exposure on the RBC Term Loan that is described in Note G (the "Swap"). This Swap eliminates the variability of cash flows for the interest payments for the variable-rate term loan by offsetting the changes in interest rate payments on the debt, with payments received, based on the same LIBOR base rate Because the critical terms (notional amount, interest rate reset dates, maturity/expiration date and underlying index) of the
Swap and the term loan coincide, the hedge is expected to exactly offset changes in expected cash flows despite fluctuations in the LIBOR base rate over the term of the loan. The Company has designated the Swap as a cash-flow hedge.
Accordingly, this Swap qualifies for the short-cut method and therefore changes in the fair value of the Swap are recorded in "Other Comprehensive Income." The fair value of the interest rate swap at September 30, 2006 is $20,000 or
$13,500, net of income tax.

F. INVENTORIES

   Inventories are stated at the lower of cost or market value. At September 30,
2006, inventories were valued by two methods: last-in, first-out ("LIFO") -
49.6%, and first-in, first-out ("FIFO") - 50.4%. At December 31, 2005, inventories were valued by the same two methods: LIFO - 52.2%, and FIFO - 47.8%.

                                                           September 30      December 31,
                                                               2006              2005
                                                           ------------      ------------
                                                                   (in thousands)

Raw materials .........................................       $3,178            $2,817
Work in process .......................................        4,138             2,232
Finished goods ........................................        1,975             1,996
                                                              ------            ------
  Total Inventories ...................................       $9,291            $7,045
                                                              ======            ======

   Current costs exceed LIFO value of inventories by $1,007,000 and $1,075,000 at September 30, 2006 and December 31, 2005, respectively.

G. NOTES PAYABLE AND LONG-TERM DEBT

   Notes payable and long-term debt consists of:

                                                           September 30      December 31,
                                                               2006              2005
                                                           ------------      ------------
Notes payable:                                                     (in thousands)
Mtron/PTI variable interest rate revolving credit
   facility, at greater of prime or 4.5%, due May 2007       $ 1,497           $ 2,082
Lynch Systems  working  capital  revolving loan at one
   month LIBOR + 2.75%.  8.08% at  September  30, 2006
   and 7.06% at December 31, 2005), due January 2007           1,906               756
                                                             -------           -------
                                                             $ 3,403           $ 2,838
                                                             =======           =======
Long-term debt:
Lynch Systems term-loan, repaid in February 2006             $  --             $   378
Mtron  Term  loan,  variable  rate at LIBOR plus 2.75%
   essentially  converted  to fixed  rate 7.51% with
   interest rate swap, due October 2010                        2,981             3,030
Mtron  variable  interest rate Term Loan, greater of
   prime plus 50 basis points, or 4.5%, due October 2007
                                                               1,370             1,612
Mtron  commercial bank term loan at variable  interest
   rate, due April 2007                                     .    279               456
Mtron  loan  from  South Dakota  Board  of  Economic
   Development  at a fixed  interest rate of 3.0%, due
   December 2007                                                 252               262
Mtron  loan from  Yankton  Areawide  Business  Council
   loan at a fixed interest rate of 5.5%, due
   November 2007                                                  68                74
Mtron loan from Rice  University  Promissory Note at a
   fixed interest rate of 4.5%, due August 2009                  223               275
Mtron loan from  Smythe  Estate  Promissory  Note at a
   fixed interest rate of 4.5% due August 2009                   129               159
                                                             -------           -------
                                                               5,302             6,246
Current maturities                                              (879)           (1,215)
                                                             -------           -------
                                                             $ 4,423           $ 5,031
                                                             =======           =======

At September 30, 2006, the prime rate is 8.25% and at December 31, 2005 was
7.75%.

   At September 30, 2006, Mtron/PTI's variable interest rate revolving loan provides for a line of credit in the maximum principal amount of $5.5 million, of which $4.0 million is unused and available. Borrowings under the loan agreement bear interest at the greater of prime or 4.5%. On October 3, 2006,
Mtron/PTI renewed its credit agreement with FNBO extending the due date for the revolving credit facility to May 31, 2007. In addition, on October 3, 2006,
Mtron/PTI entered into a third amendment to its FNBO Loan Agreement to allow the
Company to loan Mtron/PTI up to $3 million. Mtron/PTI is allowed to invest the loan proceeds in accordance with its business expansion needs.

   Effective October 6, 2005, Lynch Systems entered into a variable interest rate revolving loan agreement with Branch Banking & Trust ("BB&T"), providing for a line of credit in the maximum principal amount of $3.5 million (the "BB&T
Loan Agreement"). At September 30, 2006, there were no outstanding Letters of
Credit and $1.6 million was unused and available under the line of credit. This line of credit replaced the working capital revolving loan that Lynch Systems had with SunTrust Bank, which expired by its terms on September 30, 2005.
Borrowings under the loan agreement bear interest at the one month LIBOR Rate plus 2.75% and accrued interest is payable on a monthly basis, with the principal balance due to be paid on the first anniversary of the loan agreement.
On October 4, 2006 the permitted borrowing capacity under this Line of Credit was reduced to $2 million, and the remainder can be used for letters of credit.
The loan was extended to January 29, 2007.

   The BB&T Loan Agreement contains a variety of affirmative and negative covenants of types customary in an asset-based lending facility, including those relating to reporting requirements, maintenance of records, properties and corporate existence, compliance with laws, incurrence of other indebtedness and liens, restrictions on certain payments and transactions and extraordinary corporate events. The BB&T Loan Agreement also contains financial covenants relating to maintenance of levels of minimal tangible net worth, a debt to worth ratio, and restricting the amount of capital expenditures. In addition, the BB&T
Loan Agreement provides that the following will constitute events of default there under, subject to certain grace periods: (i) payment defaults; (ii)
failure to meet reporting requirements; (iii) breach of other obligations under the BB&T Loan Agreement; (iv) default with respect to other material indebtedness; (v) final judgment for a material amount not discharged or stayed;
and (vi) bankruptcy or insolvency. The Company was in compliance with all financial covenants at September 30, 2006 except at Lynch Systems with regard to the covenant to maintain tangible net worth at or above $4,450,000. On September
30, 2006, [Lynch System's] tangible net worth was $4,308,000. The Company has received a waiver from BB&T for the non-compliance.

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

   On September 30, 2005, Mtron/PTI entered into a Loan Agreement with RBC
Centura Bank ("RBC"). The Loan Agreement provides for a loan in the amount of
$3,040,000 ("RBC Term Loan"), the proceeds of which were used to pay off the
$3,000,000 bridge loan with First National Bank of Omaha ("FNBO") which had been due October 2005. The RBC Term Loan bears interest at LIBOR Base Rate plus 2.75%
and is to be repaid in monthly installments based on a twenty year amortization, with the then remaining principal balance to be paid on the fifth anniversary.
The RBC Term Loan is secured by a mortgage on PTI's premises. In connection with this RBC Term Loan, Mtron/PTI entered into a five-year interest rate swap to hedge the variable interest rate volatility. Under the terms of the interest rate swap, the variable interest rate RBC Term Loan is essentially converted to a 7.51% fixed rate loan. The Company has designated this swap as a cash flow hedge in accordance with FASB 133 "Accounting for Derivative Instruments and
Hedging Activities". The fair value of the interest rate swap at September 30,
2006 is $20,000, or $13,500, net of related income taxes.

In connection with the completion of the acquisition of PTI, on October 14,
2004, Mtron and PTI had entered into a Loan Agreement with First National Bank of Omaha. The Loan Agreement provided for loans in the amounts of $2,000,000

(the "Term Loan") and $3,000,000 (the "Bridge Loan"), in addition to the
$5,500,000 Revolving Line of Credit discussed above. The Term Loan bears interest at the greater of prime rate plus 50 basis points, or 4.5%, and is to be repaid in monthly installments of $37,514, with the then remaining principal balance plus accrued interest to be paid on the third anniversary of the Loan
Agreement. The Bridge Loan was repaid in 2005 from proceeds received from the
RBC Term Loan, as discussed above. The Loan Agreement contains a variety of affirmative and negative covenants of types customary in an asset-based lending facility. The Loan Agreement also contains financial covenants relating to maintenance of levels of minimal tangible net worth and working capital, and current, leverage and fixed charge ratios, restricting the amount of capital expenditures.

   Lynch Systems and Mtron/PTI maintain their own short-term line of credit facilities. In general, the credit facilities are secured by property, plant and equipment, inventory, receivables and common stock of certain subsidiaries and contain certain covenants restricting distributions to the parent company. Lynch
Systems' credit facility includes an unsecured parent company guarantee.

   The Company has guaranteed a letter of credit issued to the First National
Bank of Omaha ("FNBO") on behalf of its subsidiary, Mtron Industries, Inc. The
Letter of Credit is secured by a $650,000 restricted deposit at Bank of America and is classified as restricted cash on the balance sheet. As of October, 16,
2006, the letter of credit is no longer in place and as of October 19, 2006, the restriction on the $650,000 on deposit at Bank of America was lifted. In addition, on October 3, 2006, Mtron/PTI entered into a third amendment to its
FNBO Loan Agreement to allow the Company to loan Mtron/PTI up to $3 million.
Mtron/PTI under this amendment would be allowed to invest the proceeds in accordance with its business expansion needs. On October 3, 2006, Mtron/PTI renewed its credit agreement with FNBO extending the due date for the revolving credit facility to May 31, 2007.

H  LONG-TERM CONTRACTS AND WARRANTY EXPENSE

   Lynch Systems, a 100% wholly-owned subsidiary of the Company, is engaged in the manufacture and marketing of glass-forming machines and specialized manufacturing machines. Certain sales contracts require an advance payment
(usually 30% of the contract price) which is accounted for as a customer advance. The contractual sales prices are paid either (i) as the manufacturing process reaches specified levels of completion or (ii) based on the shipment date or (iii) negotiated terms of sale. Guarantees by letter of credit from a qualifying financial institution are required for most sales contracts. Because of the specialized nature of these machines and the period of time needed to complete production and shipping, Lynch Systems accounts for these contracts using the percentage-of-completion accounting method as costs are incurred compared to total estimated project costs (cost-to-cost basis). At September 30,
2006 unbilled accounts receivable was $586,000 and at December 31, 2005, it was
$902,000.

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

                                                               (in thousands)
Balance, December 31, 2005 ...................................     $ 357
Warranties issued during the period ..........................       168
Settlements made during the period ...........................      (317)
                                                                   -----
Balance, September 30, 2006 ..................................     $ 208
                                                                   =====

I. EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY

   The Company's basic and fully diluted earnings per share were equal as of
September 30, 2005, however the Company increased its fully diluted shares outstanding, to account for the unvested portion of restricted stock referred to below.

   Prior to January 1, 2006, the Company accounted for their 2001 Equity
Incentive Plan ("the Plan") under the recognition and measurement principles of
APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related
Interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The
Company has provided pro forma disclosures of the compensation expense determined under the fair value provisions of SFAS No.
123R, "Accounting for Stock-Based Compensation."

   On May 26, 2005, the Company's shareholders approved amendments to the Plan to increase the total number of shares of the Company's Common Stock available for issuance from 300,000 to 600,000 shares and to add provisions that require terms and conditions of awards to comply with section 409A of the Internal
Revenue Code of 1986. Also on May 26, 2005, the Company granted options to purchase 120,000 shares of Company common stock to certain employees and directors of the Company at $13.17 per share. These options were anti-dilutive and expire on May 26, 2010. On December 10, 2001, the Company had granted options to purchase 180,000 shares of Company common stock to a director of the
Company at $17.50 per share. As of September 30, 2006, options to purchase these
300,000 shares are outstanding and fully vested.

   For purposes of pro forma disclosures under SFAS No. 123R, the estimated fair value of the options is amortized to expense over the options' vesting period.
The Company's pro forma information follows:

                                                                     Three Months  Nine Months
                                                                        Ended        Ended
                                                                        September 30, 2005
                                                                    (in thousands, except per
                                                                           Share amounts)
                                                                     -------------------------
Net income as reported ............................................    $   696      $ 2,097

Deduct: Total stock based employee compensation
 expense determined under fair value based method for
 all awards, net of related tax effect ............................       --           (222)
                                                                       -------      -------
Pro-forma net income ..............................................    $   696      $ 1,875
                                                                       -------      -------

Basic and fully diluted income per share:
As reported .......................................................    $  0.43      $  1.29
Pro forma .........................................................    $  0.43      $  1.15

   On September 5, 2006, the Company issued 20,000 non-vested (restricted)
shares of stock to two senior executives. Fifty percent of these shares become vested in September 2007 and the remainder, quarterly, December 2007, March,
July, and September 2008. The Company has recognized the compensation expense and the potential increase in the number of shares outstanding in accordance with the provisions of SFAS No. 123-R.

J. ACCUMULATED OTHER COMPREHENSIVE INCOME

   Total comprehensive income was $952,000 and $2.5 million and in the three months and nine months ended September 30, 2006, respectively, compared to total comprehensive income of $684,000 and $2.4 million respectively, in the three and nine month periods ended September 30, 2005.

                                                             Three Months Ended            Nine  Months Ended
                                                                 September 30,                September 30,
                                                            ----------------------        ----------------------
                                                              2006           2005          2006          2005
                                                            -------        -------        -------       --------
Net income as reported ..............................       $   903        $   696        $ 1,768       $ 2,097
Foreign currency translation ........................           (33)           (71)             3           (37)
Deferred gain on hedge contract .....................           (38)          --               14          --
Unrealized gain on available for sale
      securities ....................................           120             59            752           292
                                                            -------        -------        -------       -------
Total comprehensive income ..........................       $   952        $   684        $ 2,537       $ 2,352
                                                            =======        =======        =======       =======

   The components of accumulated other comprehensive income, net of related tax, at September 30, 2006, and December 31, 2005 are as follows:

                                                                       9 Months                      9 Months
                                                                         Ended                         Ended
                                                                     September 30,   December 31,   September 30,
                                                                         2006           2005            2005
                                                                     -------------   ------------   -------------

Balance beginning of period ......................................      $   835        $   849         $   849
Foreign currency translation .....................................            3             75             (37)
Deferred gain (loss) on hedge contract ...........................           15             (1)           --
Unrealized gain on available for-sale securities .................          751            (88)            292
                                                                        -------        -------         -------

Accumulated other comprehensive income ...........................      $ 1,604        $   835         $ 1,104
                                                                        =======        =======         =======

K.  SEGMENT INFORMATION

   The Company has two reportable business segments: 1) glass manufacturing equipment business, which represents the operations of Lynch Systems and 2)
frequency control devices (quartz crystals and oscillators) which represents products manufactured and sold by Mtron/PTI. The Company's foreign operations in
Hong Kong and India are under the control of Mtron/PTI.

   Operating profit (loss) is equal to revenues less operating expenses, excluding investment income, interest expense, and income taxes. The Company allocates a negligible portion of its general corporate expenses to its operating segments. Such allocation was $125,000 in the three months ending
September 30, 2006 and 2005, respectively. Identifiable assets of each industry segment are the assets used by the segment in its operations excluding general corporate assets. General corporate assets are principally cash and cash equivalents, short-term investments and certain other investments and receivables.

                                                                   Three Months Ended                   Nine  Months Ended
                                                                      September 30,                       September 30,
                                                             ---------------------------           ----------------------------
                                                               2006               2005               2006               2005
                                                             --------           --------           --------           ---------

REVENUES
Glass manufacturing equipment - USA ....................     $    230           $    394           $  1,145           $  1,460
Glass manufacturing equipment - Foreign ................        1,766              1,358              5,766              8,567
                                                             --------           --------           --------           --------

Total Glass manufacturing equipment ....................        1,996              1,752              6,911             10,027

Frequency control devices - USA ........................     $  5,622           $  5,303           $ 15,493           $ 14,994
Frequency control devices - Foreign ....................        5,420              3,690             15,871             11,232
                                                             --------           --------           --------           --------
Total Frequency control devices ........................       11,042              8,993             31,364             26,226
                                                             --------           --------           --------           --------
Consolidated total revenues ............................     $ 13,038           $ 10,745           $ 38,275           $ 36,253
                                                             ========           ========           ========           ========

OPERATING PROFIT (LOSS)
Glass manufacturing equipment ..........................     $   (311)          $   (518)          $   (922)          $  1,330
Frequency control devices ..............................          686                540              2,788              1,757
                                                             --------           --------           --------           --------
Total manufacturing ....................................          375                 22              1,866              3,087

Unallocated Corporate expense ..........................         (404)              (538)            (1,051)            (1,375)
                                                             --------           --------           --------           --------
Consolidated  total operating profit (loss) ............     $    (29)          $   (516)          $    815           $  1,712
                                                             ========           ========           ========           ========

OTHER PROFIT (LOSS)
Investment income ......................................     $    711           $    583           $  1,229           $    600
Interest expense .......................................         (151)              (217)              (493)              (610)
Other income (expense) .................................          (17)               (12)               (25)                68
                                                             --------           --------           --------           --------
Consolidated total profit before taxes..................     $    514           $   (162)          $  1,526           $  1,770
                                                             ========           ========           ========           ========

CAPITAL EXPENDITURES
Glass manufacturing equipment ..........................     $      1           $   --             $     15           $     16
Frequency control devices ..............................          174                100                497                270
General Corporate ......................................         --                 --                    1
                                                             --------           --------           --------           --------
Consolidated total capital expenditures.................     $    175           $    100           $    512           $    287
                                                             --------           --------           --------           --------

TOTAL ASSETS
Glass manufacturing equipment ..........................                                           $  8,549           $  9,176
Frequency control devices ..............................                                             22,196             16,688
General Corporate ......................................                                              2,999              4,323
                                                                                                   --------           --------
Consolidated total assets ..............................                                           $ 33,744           $ 30,187
                                                                                                   ========           ========

   For the significant three and nine months ended September 30, 2006 and
September 30, 2005, significant foreign revenues (10% or more of foreign sales by segment) were as follows:

                                                                 Three Months Ended        Nine  Months Ended
                                                                      September 30,            September 30,
                                                                 ------------------        ------------------
                                                                   2006       2005           2006       2005
                                                                  ------     ------         ------     ------
GLASS MANUFACTURING  EQUIPMENT - FOREIGN REVENUES
Brazil .....................................................      $1,172     $  210         $2,865     $  226
Democratic Republic of the Congo ...........................        --         --              385        385
China ......................................................         296        765            805      5,191
Pakistan ...................................................        --         --              306       --
Indonesia ..................................................          33         81            142      1,082
All other foreign countries ................................         265        302          1,263      1,683
                                                                  ------     ------         ------     ------
     Total foreign revenues ................................      $1,766     $1,358         $5,766     $8,567
                                                                  ======     ======         ======     ======

                                                                 Three Months Ended        Nine  Months Ended
                                                                      September 30,            September 30,
                                                                 ------------------        -------------------
                                                                   2006       2005            2006      2005
                                                                  ------     ------         -------    -------
FREQUENCY  CONTROL  DEVICES - FOREIGN REVENUES
China ......................................................      $ 1,175    $ 1,054        $ 3,241    $ 2,484
Malaysia ...................................................        1,187        595          2,525      1,927
Canada .....................................................          967        731          3,117      2,435
Thailand ...................................................          494        289          1,678        608
Mexico .....................................................          523        425          1,167      1,550
All other foreign countries ................................        1,074        596          4,143      2,228
                                                                  -------    -------        -------    -------
     Total foreign revenues ................................      $ 5,420    $ 3,690        $15,871    $11,232
                                                                  =======    =======        =======    =======

   "All other foreign countries" include countries with less than 10% of total foreign revenues for each segment

L. COMMITMENTS AND CONTINGENCIES

   In the normal course of business, subsidiaries of the Company are defendants in certain product liability, worker claims and other litigation in which the amounts being sought may exceed insurance coverage levels. The resolution of these matters is not expected to have a material adverse effect on the Company's financial condition or operations. In addition, the Company and/or one or more of its subsidiaries were parties to the following additional legal proceedings.

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

M. INCOME TAXES

The Company files consolidated federal income tax returns, which includes all
U.S. subsidiaries. The Company has a $2,404,000 net operating loss ("NOL")
carry-forward as of December 31, 2005. This NOL expires through 2024 if not utilized prior to that date. For the three and nine month period ended September
30, 2006 and 2005, the Company has reported a net income tax benefit. For these periods, the net benefit is the result of foreign income tax provisions on the
Company's Hong Kong and India operations which were more than offset by the reversal of income tax related reserves, in the third quarter of 2006 and 2005, which were no longer warranted. The Company continues to utilize net operating loss carry-forwards to offset federal income tax expense on the Company's profitable U.S. operations."

N. GUARANTEES

   The Company guarantees (unsecured) the BB&T loan of its subsidiary, Lynch
Systems. The Company had guaranteed an unsecured loan of Lynch Systems, which loan was repaid in February 2006. At September 30, 2006, the Company had
guaranteed the FNBO loans of its subsidiary, Mtron, and had guaranteed a letter of credit issued to FNBO which had been secured by a $650,000 restricted deposit at Bank of America. (see Note G - "Notes Payable to Banks and Long-term Debt").
As of October, 16, 2006, the stand-by letter of credit is no longer in place and as of October 19, 2006, the restriction on the $650,000 on deposit at Bank of
America was lifted.

   There was no other financial, performance, indirect guarantees or indemnification agreements.

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

   We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We base our estimates on our historical collection experience, current trends, credit policy and relationship of our accounts receivable and revenues. In determining these estimates, we examine historical write-offs of our receivables and review each client's account to identify any specific customer collection issues. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Our failure to estimate accurately the losses for doubtful accounts and to ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, and results of operations.

INVENTORY VALUATION

   Inventories are stated at the lower of cost or market value. Inventories valued using the LIFO method comprised approximately 49.6% of consolidated inventories at September 30, 2006 and 52.2% at December 31, 2005, respectively.
The balance of inventories is valued using the FIFO method. If actual market conditions are more or less favorable than those projected by management, including the demand for our products, changes in technology, internal labor costs and the costs of materials, adjustments may be required.

REVENUE RECOGNITION AND ACCOUNTING FOR LONG-TERM CONTRACTS

   Revenues, with the exception of certain long-term contracts discussed below, are recognized upon shipment when title passes. Shipping costs are included in manufacturing cost of sales.

   Lynch Systems, a 100% owned subsidiary of the Company, is engaged in the manufacture and marketing of glass-forming machines and specialized manufacturing machines. Certain sales contracts require an advance payment
(usually 30% of the contract price) which is accounted for as a customer advance. The contractual sales prices are paid either (i) as the manufacturing process reaches specified levels of completion; or (ii) based on the shipment date; or (iii) negotiated terms of sale. Guarantees by Letter of Credit from a qualifying financial institution are required for most sales contracts. Because of the specialized nature of these machines and the period of time needed to complete production and shipping, Lynch Systems accounts for these contracts using the percentage-of-completion accounting method as costs are incurred compared to total estimated project costs (cost-to-cost basis). At September 30,
2006, and December 31, 2005, unbilled accounts receivable were $586,000 and
$902,000, respectively.

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

RESULTS OF OPERATIONS

THIRD QUARTER

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED
SEPTEMBER 30, 2005

CONSOLIDATED REVENUES AND GROSS MARGIN

   Consolidated revenues for the third quarter 2006 were $13.0 million, an increase of $2.3 million or 21.5% over the revenues for the same quarter 2005.
The increase was caused primarily by improved sales of filters and resonators at
Mtron/PTI. Revenues at Mtron/PTI were $11.0 million for the third quarter 2006, compared to $9.0 over the same quarter prior year. Revenues at Lynch Systems were $2.0 million for the third quarter 2006, compared with $1.8 million for the third quarter of 2005.

   The consolidated gross margin as a percentage of revenues for the third quarter decreased slightly to 26.6%, compared to 27.6% for the comparable period in 2005. Mtron/PTI's gross margin as a percentage of revenues for the third quarter decreased to 27.4% from 29.2% for the comparable period in 2005. Lynch
Systems' gross margin as a percentage of revenues for the third quarter declined to 21.8%, from 24.7% for the comparable period in 2005, because of lower sales of spare parts which earn higher margins.

OPERATING PROFIT (LOSS)

Consolidated operating loss decreased $487,000, to a $29,000 loss for the third quarter 2006 from a $516,000 loss for the comparable period in 2005. Operating profit at Mtron/PTI was $686, 000 for the third quarter 2006 compared to $540,
000 for the comparable period in 2005 primarily due to a 23% increase in revenues. Operating loss at Lynch Systems was $311,000 for the third quarter
2006 as compared with a $518,000 loss for the comparable period in 2005 partly due to lower overhead expenses and provisions taken in 2005 for doubtful accounts. Corporate expenses were $404,000 for the third quarter 2006 as compared with $538,000 for the comparable period in 2005, due to a non-recurring reserve for a lawsuit settlement of $200,000 in September 2005.

OTHER INCOME (EXPENSE)

   Investment income was $711,000 for the third quarter 2006 due to gains on sales of marketable securities. This compares to $583,000 for the third quarter of 2005. Interest expense for the third quarter 2006 was $151,000 versus
$217,000 in the comparable quarter of 2005 due to an overall reduction in debt.

INCOME TAXES

   The Company files consolidated federal income tax returns, which includes all
U.S. subsidiaries. The income tax provision for the three and nine month period ended September 30, 2006 included federal, state and foreign taxes. The income tax benefit for the quarter was $389,000. The income tax benefit included a non-recurring reduction to an income tax reserve of $504,000. The provision was increased during the quarter by a $115,000 provision for foreign and state income taxes relating to the quarter.

NET INCOME

   Net income was $903,000 for the third quarter 2006, compared to $696,000 for the comparable period in 2005. Fully diluted income per share for the third quarter 2006 was $0.42 compared to $0.43 per share for the comparable period in
2005, due to an increase in the weighted average shares outstanding.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO SEPTEMBER 30, 2005

CONSOLIDATED REVENUES AND GROSS MARGIN

   Consolidated revenues for the nine month period ending September 30, 2006 increased $2.0 million, or 5.6%, to $38.3 million from $36.3 million for the comparable period in 2005. Revenues at Mtron/PTI increased by $5.2 million, or
19.6%, to $31.4 million for the nine month period ending September 30, 2006 from
$26.2 million for the comparable period in 2005. The increase was primarily due to a strengthening of the foreign market. Revenues at Lynch Systems decreased by
$3.1 million, or 31.1%, to $6.9 million for the nine month period ending
September 30, 2006 from $10.0 million for the comparable period in 2005 due to a reduction in sales of CRT machines.

   The consolidated gross margin as a percentage of revenues for the nine month period ending September 30, 2006 decreased to 29.1%, compared to 32.4% for the comparable period in 2005. Mtron/PTI's gross margin as a percentage of revenues for the nine month period ending September 30, 2006 increased to 30.3% from
29.4% reflecting a slightly improved sales mix. Lynch Systems' gross margin as a percentage of revenues for the nine month period ending September 30, 2006 decreased to 23.3% from 40.4% for the comparable period in 2005, due to lower
CRT machine revenue and a decline in higher margin spare parts sales.

OPERATING PROFIT (LOSS)

Consolidated operating profit decreased $897,000, to $815,000 for the nine month period ended September 30, 2006 from an operating profit of $1.7 million for the comparable period in 2005. Operating profit at Mtron/PTI increased $1.0 million to $2.8 million for the nine month period ended September 30, 2006 from $1.8 million for the comparable period in 2005 because of a 19.6% increase in sales.
Operating profit at Lynch Systems decreased $2.2 million to a loss of $922,000 for the nine month period ended September 30, 2006 from a $1.3 million profit for the comparable period in 2005, due to a 31.1% decline in revenues. Corporate expenses decreased $324,000 or 23.1% to $1.1 million for the nine month period ending September 30, 2006 from $1.4 million for the comparable period in 2005.
The lower expenses at Corporate were primarily due to the absence of a lawsuit settlement provision of $200,000 and lower audit and legal expenses.

OTHER INCOME (EXPENSE)

   Investment income was $1.2 million for the nine month period ended September
30, 2006, up 104.8% from the comparable period in 2005 due to realized gain on sales of marketable securities. Interest expense, net of interest income, decreased $117,000 or 19.2% to $493,000 for the nine month period ended
September 30, 2006 from $610,000 for the comparable period in 2005 due to a decrease in the total debt level and an increase in interest income at corporate as a result of more cash in the bank.

INCOME TAXES

   The Company files consolidated federal income tax returns, which includes all
U.S. subsidiaries. The income tax benefit for the nine month period ended
September 30, 2006 was $242,000. The income tax benefit included a non-recurring reduction to an income tax reserve of $504,000. The provision was increased during the period by a $262,000 provision for foreign and state taxes identified during the period.

NET INCOME

   Net income for the nine months ended September 30, 2006 was $1.8 million compared to $2.1 million in the comparable period in 2005. Fully diluted income per share for the nine month period ended September 30, 2006 was $0.82 per share compared to $1.29 per share for the comparable period in 2005 due to lower net income and the increase in the weighted average shares outstanding from 1.6 million to 2.2 million.

BACKLOG/ NEW ORDERS

   Total backlog of manufactured products at September 30, 2006 was $13.7 million, $638,000 more than the backlog at September 30, 2005, which was $13.1 million. The September 30, 2006 back log is $152,000 less than the backlog at
December 31, 2005.

   Mtron/PTI had backlog orders of $8.9 million at September 30, 2006, which was unchanged from December 31, 2005 and a $688,000 increase from September 30,
2005. Lynch Systems has backlog orders of $4.8 million at September 30, 2006, compared to $4.9 million at December 31, 2005 and at September 30, 2005.

FINANCIAL CONDITION

   The Company's cash, cash equivalents and investments in marketable securities at September 30, 2006 was $7.2 million as compared to $8.9 million at December
31, 2005 (including $650,000 of restricted cash in both periods). In addition, the Company had borrowing capacity of $4.1 million under Lynch Systems' and
Mtron/PTI's revolving lines of credit at September 30, 2006, as compared to $5.3 million at December 31, 2005.

   At September 30, 2006, the Company's net working capital was $14.3 million as compared to $12.0 million at December 31, 2005. At September 30, 2006, the
Company had current assets of $26.4 million and current liabilities of $12.1 million. At December 31, 2005, the Company had current assets of $24.9 million and current liabilities of $12.9 million. The ratio of current assets to current liabilities was 2.18 to 1.00 at September 30, 2006, compared to 1.93 to 1.00 at
December 31, 2005. The increase in net working capital was primarily due to realized and unrealized gains on marketable securities.

   Cash used in operating activities was $2.4 million for the nine months ended
September 30, 2006, compared to cash provided by operating activities of $2.9 million for the nine months ended September 30, 2005. The year to year unfavorable change in operating cash flow of $5.3 million was primarily due to payments relating to a litigation settlement in the first quarter 2006 and increases in receivables and inventories. The Company and United Steel workers of America Local 1069, formerly known as PACE Local 1-1069 reached a settlement of their severance pay litigation, which arose out of the July 2001 closure of the Spinnaker-Maine manufacturing plant in Westbrook, Maine. The settlement includes payment of a total of $800,000 to resolve the claims of 67 workers who lost their jobs in 2001. Capital expenditures were $512,000 in the nine months ended September 30, 2006, compared to $287,000 for the comparable period in
2005.

   At September 30, 2006, the Company had $3.4 million in notes payable to First
National Bank of Omaha and BB&T. The FNBO Note is a revolving credit facility note borrowed by Mtron/PTI for $1.5 million due in May, 2007. The BB&T Note is a
Lynch Systems working capital revolver for $1.9 million which is due in January
2007. The Company intends to renew these facilities with the existing banks, however, there can be no assurances the existing facilities will continue to be renewed. At September 30, 2006, the Company also had $879,000 in current maturities of long-term debt. The Company believes that existing cash and cash equivalents, cash generated from operations and available borrowings under its subsidiaries' lines of credit, including the proposed renewals, will be sufficient to meet its ongoing working capital and capital expenditure requirements for the foreseeable future.

   At September 30, 2006, total debt of $8.7 million was $379,000 less than the total debt at December 31, 2005 of $9.1 million. The debt decreased at both
Mtron/PTI and Lynch Systems due to repayments of revolving debt, repayment of the SunTrust term loan, and scheduled payments on long-term debt.

   The Company is in compliance with all financial covenants at September 30,
2006 except with regard to the covenant to maintain tangible net worth at or above $4,450,000. On September 30, 2006 the Company's tangible net worth was
$4,308,000. A waiver was received from BB&T.

   In connection with the completion of the acquisition of PTI, on October 14,
2004, Mtron and PTI, each wholly-owned subsidiaries of the Company, entered into a Loan Agreement with FNBO. The Loan Agreement provided for loans in the amounts of $2,000,000 (the "Term Loan") and $3,000,000 (the "Bridge Loan"), together with a $5,500,000 Revolving Line of Credit (the "Revolving Loan"). The Term Loan
bears interest at the greater of prime rate plus 50 basis points, or 4.5%, and is to be repaid in monthly installments of $37,514, with the then remaining principal balance plus accrued interest to be paid on the third anniversary of the Loan Agreement. The Bridge Loan was repaid in 2005 from proceeds received from the RBC Term Loan. The Revolving Loan was renewed on June 30, 2005 as previously discussed. The Loan Agreement contains a variety of affirmative and negative covenants of types customary in an asset-based lending facility. The
Loan Agreement also contains financial covenants relating to maintenance of levels of minimal tangible net worth and working capital, and current, leverage and fixed charge ratios, restricting the amount of capital expenditures.

   The Company has guaranteed a letter of credit issued to the First National
Bank of Omaha on behalf of its subsidiary, Mtron as collateral for its Mtron's loans. As of September 30, 2006, the $650,000 letter of credit issued by Bank of
America to The First National Bank of Omaha was secured by a $650,000 deposit at
Bank of America. As of October 16, 2006, the stand-by letter of credit is no longer in place and, as of October 19, 2006, the restriction on the $650,000 on deposit at Bank of America was lifted.

   As of September 30, 2006, the Company has a total of $2,500,000 of subordinated promissory notes issued from Mtron/PTI.

   At September 30, 2006, Mtron/PTI's short-term credit facility provides for a line of credit in the maximum principal amount of $5.5 million of which $4.0 million was available under the line of credit. On October 3, 2006, Mtron/PTI renewed its credit agreement with FNBO extending the due date for the revolving credit facility to May 31, 2007. On October 3, 2006, Mtron/PTI renewed its credit agreement with FNBO extending the due date for the revolving credit facility to May 31, 2007. In addition, on October 3, 2006, Mtron/PTI entered into a third amendment to its FNBO Loan Agreement to allow the Company to loan
Mtron/PTI up to $3 million Mtron/PTI under this amendment would be allowed to invest the proceeds in accordance with its business expansion needs

   Effective October 6, 2005, Lynch Systems entered into a variable interest rate revolving loan agreement with BB&T, providing for a line of credit in the maximum principal amount of $3.5 million. At September 30, 2006, there were no outstanding Letters of Credit and $1.6 million was unused and available under the line of credit. This line of credit replaced the working capital revolving loan that Lynch Systems had with SunTrust Bank, which expired by its terms on
September 30, 2005. Borrowings under the loan agreement bear interest at the one month LIBOR Rate plus 2.75% and accrued interest is payable on a monthly basis, with the principal balance due to be paid on the first anniversary of the loan agreement. On October 14, 2006 the permitted borrowing capacity under this
Line of Credit was reduced to $2 million, and the remainder can be used for letters of credit. The loan was extended to January 29, 2007.

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
The RBC Term Loan is secured by a mortgage on PTI's premises. In connection with this RBC Term Loan, Mtron/PTI entered into a five-year interest rate swap to hedge the variable interest rate volatility. Under the terms of the interest rate swap, the variable interest rate RBC Term Loan will be essentially converted to a 7.51% fixed rate loan. The Company has designated this swap as a cash flow hedge in accordance with FASB 133 "Accounting for Derivative
Instruments and Hedging Activities". The fair value of the interest rate swap at
September 30, 2006 is $20,000, which is included in "Other Current Assets" or
$13,500, net of related income taxes, which is included in "Other Comprehensive
Income."

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

ACCOUNTING PRONOUNCEMENTS

   On January 1, 2006 the Company adopted SFAS No. 123-R, "Share-Based
Payments." SFAS No. 123-R impacts the Company's accounting for its stock option plan. Because all of the Company's stock options were fully vested at December
31, 2005 and there were no new options issued in the first three quarters of
2006, there was no impact on the Company's 2006 financial statements from the adoption of this standard. On September 5, 2006, the Company issued 20,000 non-vested (restricted) shares of stock to two senior executives. Fifty percent of these shares become vested in September 2007 and the remainder, quarterly, in
December 2007, March, July, and September 2008. The Company has recognized the compensation expense and the potential increase in the number of shares outstanding in accordance with the provisions of SFAS No. 123-R

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

   In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements."
This Statement replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value, and expands financial statement disclosures regarding fair value measurements.
This Statement applies only to fair value measurements that are already required or permitted by other accounting standards and does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning subsequent to November 15, 2007. The Company will adopt this Statement in the first quarter of 2008, and is currently evaluating the impact on its financial position and results of operations.

OFF-BALANCE SHEET ARRANGEMENT

   Aside from the Company's stand-by Letter of Credit in the amount of $650,000, which is no longer in place as of October 16, 2006, the Company does not have any off-balance sheet arrangements.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   The Company is exposed to market risk relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amounts of interest earned on the Company's cash and cash equivalents and restricted cash
(approximately $4.6 million at September 30, 2006). The Company generally finances the debt portion of the acquisition of long-term assets with fixed and variable rate, long-term debt. The Company does not use derivative financial instruments for trading or speculative purposes. Management does not foresee any significant changes in the strategies used to manage interest rate risk in the near future, although the strategies may be reevaluated as market conditions dictate. There has been no significant change in market risk since December 31,
2005.

   As the Company's international sales are in U.S. Dollars, there is no associated monetary risk.

   At September 30, 2006, $8,032,000 of the Company's debt bears interest at variable rates. Accordingly, the Company's earnings and cash flows are affected by changes in interest rates. In October 2005, in connection with the RBC Term
Loan, Mtron/PTI entered into a five-year interest rate swap from which it will receive periodic payments at the LIBOR Base Rate and make periodic payments at a fixed rate of 7.51% with monthly settlement and rate reset dates, effectively reducing the variable rate debt exposed to interest rate fluctuations to
$5,051,000.

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

ITEM 1A.  RISK FACTORS

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

   For a complete list of risk factors, see the Company's Annual Report, as amended, on Form 10-K/A for the year ended December 31, 2005 filed with the
Securities and Exchange Commission on May 18, 2006.

ITEM 6.   EXHIBITS

   Exhibits filed herewith:

31.1*     Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*     Certification by Principal Financial Officer pursuant to Section 302
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

                                            The LGL Group, Inc.
                                            (Registrant)

November 14, 2006                           By: /s/ Jeremiah M. Healy
                                                --------------------------------
                                                Jeremiah M. Healy
                                                Principal Financial Officer

                                  EXHIBIT INDEX

Exhibit
No.                                    Description
--------                               -----------
31.1*     Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*     Certification by Principal Financial Officer pursuant to Section 302
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

