Form 10-K
period 2006-12-31
LGL GROUP INC
filed 2007-04-02
CIK 61004

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
      ACT OF 1934

      FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2006

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from _________________ to ______________________

      COMMISSION FILE NUMBER: 1-106

                               THE LGL GROUP, INC.
             (Exact name of Registrant as Specified in Its Charter)

             Indiana                                        38-1799862
             -------                                        ----------
    (State or Other Jurisdiction of                      (I.R.S. Employer
     Incorporation or Organization)                     Identification  No.)

 140 Greenwich Ave, 4th Fl, Greenwich, Connecticut            06830
 -------------------------------------------------            -----
    (Address of Principal Executive Offices)               (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (203) 622-1150

      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                       NAME OF EACH EXCHANGE ON
       TITLE OF EACH CLASS                                  WHICH REGISTERED
       -------------------                                  ----------------
  Common Stock, $0.01 Par Value                         American Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

      Indicate by check mark if the Registrant is a well-known  seasoned issuer,
as defined in Rule 405 of the Securities Act. Yes |_| No |X|

      Indicate by check mark if the  Registrant  is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

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

      Indicate  by check mark  whether  the  Registrant  is a large  accelerated filer,  an accelerated  filer,  or a  non-accelerated  filer.  See definition of
"accelerated  filer and large  accelerated  filer" in Rule 12b-2 of the Exchange
Act.  (Check  one):  Large   accelerated   filer |_|  Accelerated   filer |_|
Non-accelerated filer |X|

      Indicate  by check mark  whether  the  Registrant  is a shell  company (as
defined in Rule 12b-2 of the Act). Yes |_| No |X|

      The aggregate market value of voting and non-voting  common equity held by
non-affiliates   of  the  Registrant  (based  upon  the  closing  price  of  the
Registrant's  Common  Stock on the American  Stock  Exchange on June 30, 2006 of
$8.18 per share) was $12.4 million.  In determining this figure,  the Registrant has assumed that all of the Registrant's  directors and officers are affiliates.
This  assumption  should not be deemed a  determination  or an  admission by the
Registrant that such individuals are, in fact, affiliates of the Registrant.

      The number of  outstanding  shares of the  registrant's  common  stock was
2,154,702 as of March 29, 2007.

      DOCUMENTS INCORPORATED BY REFERENCE:  Certain portions of the Registrant's definitive  Proxy Statement for the 2007 Annual Meeting of  Shareholders,  which will be filed with the Securities and Exchange  Commission are  incorporated  by reference in Part III of this Report.

================================================================================

ITEM 1. BUSINESS

      The  LGL  Group,  Inc.  (the  "Company"),   formerly  Lynch   Corporation,
incorporated in 1928 under the laws of the State of Indiana, is a multi-industry holding  company with  subsidiaries  engaged in  manufacturing  a broad range of capital  equipment  and  custom-designed  electronic  components.  The Company's executive  offices  are  located at 140  Greenwich  Ave,  4th Floor,  Greenwich,
Connecticut 06830. The telephone number is (203) 622-1150.

      The  Company  has  two  principal  operating  manufacturing  subsidiaries,
MtronPTI, with operations in Orlando, Florida, Yankton, South Dakota, and Noida,
India and Lynch Systems, Inc. ("Lynch Systems"),  with operations in Bainbridge,
Georgia.

      The  Company's  business  development  strategy is to expand its  existing operations through internal growth and merger and acquisition opportunities.  It may  also,  from  time to time,  consider  the  acquisition  of other  assets or businesses that are not related to its present  businesses.  As used herein, the
Company includes subsidiary corporations.

MTRONPTI

      OVERVIEW

      MtronPTI  manufactures and markets custom designed  electronic  components that are used  primarily  to  control  the  frequency  or timing of  signals  in electronic  circuits.  Its devices,  which are commonly called frequency control
devices,   are   used   extensively   in   infrastructure   equipment   for  the
telecommunications  and network equipment industries.  Its devices are also used in electronic  systems for military  applications,  avionics,  medical  devices, instrumentation, industrial devices and global positioning systems.

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

      MtronPTI has more than 40 years of experience designing, manufacturing and marketing crystal based frequency  control  products.  Its customers rely on the skills of MtronPTI's engineering and design team to help solve frequency control problems  during all phases of their  products' life cycles,  including  product design, prototyping, manufacturing, and subsequent product improvements.

      SELECTED FINANCIAL INFORMATION

      For  financial  reporting  purposes,   MtronPTI  comprises  the  Company's
"frequency  control  devices"  segment.  For  information  about this  segment's revenues,  profit or loss,  and total  assets for each of the last three  fiscal years, please see Note 11 to the Company's  Consolidated  Financial  Statements,
"Segment Information".

      At December 31, 2006, MtronPTI net working capital was $5,218,000 compared to  $5,515,000  at December  31, 2005.  At December  31,  2006,  the Company had
current assets of $14,426,000 and current  liabilities of $9,208,000.  The ratio of current assets to current  liabilities was 1.57 to 1.0. At December 31, 2005, the  Company had  current  assets of  $13,698,000  and  current  liabilities  of
$8,183,000, and a current ratio of 1.67 to 1.00. The increase in working capital is  primarily  due to the building up of  inventory  levels.  The company is not obligated  to  carry  significant  inventory  balances  to meet  rapid  delivery requirements. MtronPTI typically receives estimated order details from its major customers and tries to stock accordingly.

      MTRONPTI'S OBJECTIVES

      MtronPTI  intends  to  build on the  strength  of its  core  expertise  in
packaged  quartz  crystal   oscillator   technologies   and  electronic   filter
technologies   to  become  the   supplier  of  choice  to   original   equipment
manufacturers that supply equipment with high-performance timing needs. MtronPTI intends  to grow by strong  penetration  of the  timing  and  timing  management portion of the electronics industry. It plans to grow beyond a component company to a company  offering  timing  system  design  services and  engineered  timing management products.

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

      MtronPTI  believes  that  it  can   significantly   enhance  its  business
opportunities  by  acquiring   technology,   product   portfolios,   new  design
capabilities,  and/or access to a portfolio of targeted customers. Some of these may offer  immediate  sales  opportunities,  while  others may meet  longer term
objectives.   It  plans  to  pursue  these  opportunities  by  making  strategic acquisitions or by acquiring or licensing technology.

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

      MtronPTI's  products  are  employed  in numerous  applications  within the communications  industry,  including  computer and telephone  network  switches,
high-speed   gigabit   Ethernet,   modems,   wireless    transmitters/receivers,
multiplexers,   data  recovery/regeneration  devices,  fiber  channel  networks, repeaters, data transceivers, line interface devices, communications satellites, and base station  controllers.  Its products are incorporated  into end products that serve all elements of the communications industry.

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

      MANUFACTURING

      MtronPTI's  operations  are located in  Yankton,  South  Dakota,  Orlando,
Florida,  India,  and Hong Kong.  MtronPTI has two  facilities  in Yankton which contain  approximately  51,000 square feet in the  aggregate.  MtronPTI owns one building,  approximately 76,000 square feet, on approximately 7 acres of land in
Orlando,  which was purchased in  connection  with the  acquisition  of PTI. The
Company leases approximately 7,500 square feet of office and manufacturing space in Delhi,  India and  approximately  1,500  square feet of office  space in Hong
Kong.

      Mtron  has  established  long-term  relationships  with  several  contract manufacturers in Asia.  Approximately  15.9% of MtronPTI's revenues in 2006 were attributable to one such contract  manufacturer located in both Korea and China.
While  MtronPTI does not have written  long-term  agreements  with this contract manufacturer,  MtronPTI  believes  that it  occasionally  receives  preferential treatment  on  production  scheduling  matters.  MtronPTI  maintains  a rigorous
quality  control  system  and  is  an  ISO  9001/2000  qualified   manufacturer.
MtronPTI's  Hong  Kong  subsidiary   (M-tron   Industries,   Limited)  does  not
manufacture, but acts as a buying agent, regional warehouse, quality control and sales representative for its parent company.

      RESEARCH AND DEVELOPMENT

      At December  31, 2006,  MtronPTI  employed 32  engineers  and  technicians primarily  in South Dakota and Florida who devote most of their time to research
and  development.   Its  research  and  development  expense  was  approximately
$2,470,000,  $2,408,000, and $1,089,000 in 2006, 2005, and 2004 respectively. As has been the case in the past,  MtronPTI  expects to  increase  its  spending on research and development by about 30% in 2007.

      CUSTOMERS

      MtronPTI markets and sells its frequency control devices primarily to:

            o     original    equipment    manufacturers   of    communications,
                  networking,  military,  avionics,  instrumentation and medical equipment;

            o     contract  manufacturers for original equipment  manufacturers;
                  and;

            o     distributors who sell to original equipment  manufacturers and contract manufacturers.

      In 2006, an electronics  manufacturing company accounted for approximately
10.6% of  Mtron/PTI's  total  revenues  compared  to 14% and 18% for  MtronPTI's largest customer in 2005 and 2004, respectively. No other customer accounted for more than 10% of its 2006  revenues.  Revenues  from its ten  largest  customers accounted for approximately 58.6% of revenues in 2006, compared to approximately
63% and 48% of revenues for 2005 and 2004, respectively.

      SEASONALITY

      No portion of Mtron's business is regarded as seasonal.

      DOMESTIC REVENUES

      MtronPTI's  domestic  revenues  were  $20,501,000  in 2006 or 49% of total revenues compared with $19,078,000 and $12,096,000,  or 54% and 52%, in 2005 and
2004, respectively.

      INTERNATIONAL REVENUES

      MtronPTI's  international  revenues were $21,048,000 in 2006, 51% of total sales compared to $15,973,000,  46% of total sales and $11,317,000, 48% of total sales, for 2005 and 2004, respectively.  In 2006, as was the case in 2005, these revenues were derived mainly from customers in China and Canada.  In 2006, Mtron also had significant sales to Thailand and Malaysia.  MtronPTI has increased its
international   sales  efforts  by  adding   distributors   and   manufacturers'
representatives in Western Europe and Asia. The Company avoids currency exchange risk by transacting  substantially all  international  revenues in United States dollars.

      RISKS ATTENDANT TO FOREIGN OPERATIONS

      The company has a sales office in China which does  significant  amount of business as a  representative  of the company  selling its  products and locally purchased  products.  The  Company  has a  production  location  in India  which performs basic assembly work on consigned materials received from MtronPTI.

      Risks  associated  with  doing  business  outside  of  the  United  States especially China and India are: normal business risks, social instability,  slow conforming  legal  systems,  environmental  catastrophes,  poor  infrastructure, information  security  technology  issues,  lack of  distribution  of power with business entities leads to embezzlement, kickbacks, and other forms of fraud and corruption.  Other  risks  include  sourcing  risks:  such as  supply-chain  and business interruption issues; protection of intellectual property;  recruitment, development, and retention of talented employees; trends and concerns in mergers and acquisitions; and the potential pitfalls of the Chinese insurance market.

      BACKLOG

      MtronPTI had backlog orders of $8,065,000 at December 31, 2006 compared to
$8,906,000  at December 31, 2005.  MtronPTI's  backlog may not be  indicative of future revenues,  because of its customers'  ability to cancel orders.  MtronPTI expects to fill all of its 2006 backlog in 2007.

      RAW MATERIALS

      Most  raw  materials  used in the  production  of  MtronPTI  products  are available in adequate  supply from a number of sources.  The prices of these raw materials are relatively stable.  However,  some raw materials including printed circuit boards,  quartz, and certain metals including steel,  aluminum,  silver, gold,  tantalum and palladium,  are subject to greater supply  fluctuations  and price volatility.

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
Corporation,  K& L (a division of Dover  Corporation)  and Saronix (a division of
Pericom  Semiconductor  Corporation).  MtronPTI  does  not  operate  in the same markets as high volume manufacturers of standard products;  rather it focuses on manufacturing  lower volumes of more precise,  custom designed frequency control devices.  Many of its competitors and potential  competitors have  substantially greater financial,  engineering,  manufacturing and marketing  resources than it does. MtronPTI seeks to manufacture custom designed,  high performance  crystals and  oscillators,  which  it  believes  it can  sell  competitively  based  upon performance,  quality,  order  response  time and a high  level  of  engineering support.

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

LYNCH SYSTEMS

      OVERVIEW

      Lynch Systems  designs,  develops,  manufactures and markets glass forming machinery for the consumer glass industries. Lynch Systems produces and installs equipment that cuts and forms  tableware such as glass tumblers,  plates,  cups, saucers and pitchers as well as glass  block,  industrial  lighting,  commercial optical glass and  automobile  lenses.  Lynch Systems also produces  replacement parts for various  types of packaging and glass  container-making  machines that
Lynch Systems does not manufacture.

      SELECTED FINANCIAL INFORMATION

      For financial  reporting  purposes,  Lynch Systems comprises the Company's
"Glass  Manufacturing  Equipment" segment.  For information about this segment's revenues,  profit or loss,  and total  assets for each of the last three  fiscal years, please see Note 11 to the Company's  Consolidated  Financial  Statements,
"Segment Information".

      At December 31, 2006,  Lynch  Systems net working  capital was  $1,574,000 compared to $3,174,000  at December 31, 2005. At December 31, 2006,  the Company
had current  assets of $3,715,000 and current  liabilities  of  $2,141,000.  The ratio of current assets to current  liabilities  was 1.74 to 1.0 at December 31,
2006. At December 31, 2005,  the Company had current  assets of  $6,737,000  and current  liabilities  of  $3,563,000,  and a current ratio of 1.89 to 1.00.  The decrease  in net working  capital is  primarily  due to  negative  cash flow and increases in bank debt.

      LYNCH SYSTEMS OBJECTIVES

      Lynch  Systems  expects to continue to build on its name  recognition  and reputation  as  one  of the  world's  leading  manufacturers  of  glass  forming machinery.  Lynch Systems is the oldest  glass-forming  supplier to the consumer
(daily use) glass industry.  It is Lynch Systems' intention to use this strength to form closer partnerships with its customers to foster innovation in its glass making  machinery.  Lynch  Systems  intends to also use its expertise to provide technical assistance to other glass product manufacturers.

      Lynch Systems' long term  intentions  are to monitor the market  direction and to be at the  forefront of  technology  in order to respond to market demand for new and innovative types of machinery needed to produce glass. Lynch Systems anticipates  that it will  continue  to research  and  develop  state-of-the-art machinery  within its core  competence,  and also to seek new  markets,  such as container  ware,  where its experience and proven success can be used to develop new products and increase its growth.

      Within the  consumer  glass  industry,  Lynch has  defined the market into three  distinct  groups  having  potential  for our  equipment  as  follows:  1)
customers with growth  potential  (sales  driven),  2) customers in a "stagnant"
market (cost driven) and 3) new customer base (i.e. container market).

      Lynch Systems is currently  developing and marketing products to appeal to these three groups,  which include a fully electronic press and blow high volume machine and a new machine designed to produce press and blow glass articles with an in-line modular concept. Long term planning indicates further development and application of gob weight controls and inspection  systems may play an important role among consumer ware producers.

      The Company has been  approached  by an  investment  group  interested  in purchasing Lynch Systems.  In this regard, the Company has hired a middle market
investment   bank  to   investigate   the  offer  and  other   value   enhancing
opportunities.  The  hiring of the  investment  bank  continues  the  process of growing the business.

      PRODUCTS AND MANUFACTURING

      Lynch  Systems'  manufacturing  operations  are  housed  in  two  adjacent buildings  totaling  95,840  square  feet  situated  on  4.86  acres  of land in
Bainbridge,   Georgia.   Finished  office  area  in  the  two  buildings  totals
approximately  17,000 square feet.  Additionally,  the Company has 18,604 square feet that is utilized for warehouse and storage.

      Lynch Systems  manufactures  and installs  forming  equipment  that sizes, cuts,  and  forms  tableware  such as glass  tumblers,  plates,  cups,  saucers, pitchers,  architectural glass block,  industrial  lighting,  commercial optical glass and  automobile  lenses.  Additionally,  Lynch  Systems  manufactures  and installs  electronic  controls and retrofit systems for CRT display and consumer glass presses.

      Lynch Systems' worldwide customers require capital equipment that produces a wide variety of Tableware products to remain  competitive.  In support of this
market  demand,  Lynch  Systems has  invested in  Research &   Development  (R& D)
programs to manufacture new lines of capital  equipment such as stretch machines for one-piece  stemware,  fire polishers for high quality tableware and spinning machines for high speed,  high quality  dishware.  The  production  of glassware entails the use of machines, which heat glass and, using great pressure, form an item by  pressing  it into a desired  shape.  Because of the high energy cost of bringing the machine and  materials up to  temperature,  a machine for producing glassware must be capable of running continuously.

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

      RESEARCH AND DEVELOPMENT

      Lynch  Systems'  research  and  development  expense  was  $79,000 in 2006 compared to $97,000 and $104,000 in 2005, and 2004, respectively.  Lynch Systems expects to increase its spending on research and development by about 50% during
2007.

      CUSTOMERS

      Due to the nature of its products,  Lynch Systems has  historically  had a small  number of  customers.  Its largest  customer,  which varies year to year, accounted for 39% of revenue in 2006,  compared with 46% and 36% of revenues for
2005 and 2004,  respectively.  Lynch Systems' sales to its ten largest customers accounted for approximately 84% of its revenues in 2006 compared with 79% of its revenues in 2005, and 80% in 2004.

      SEASONALITY

      No portion of Lynch System's business is regarded as seasonal.

      DOMESTIC REVENUES

      Lynch  Systems'  domestic  revenues  were  $1,422,000 in 2006, or 18.3% of their total revenues,  compared with $1,992,000  (17.9%) and $1,114,000  (10.7%)
for 2005 and 2004, respectively.

      INTERNATIONAL REVENUES

      Lynch  Systems'  international  revenues were  $6,329,000 in 2006 compared with $9,140,000 and $9,307,000 for 2005 and 2004, respectively.  This represents approximately 82% of revenues in 2006, the same as in 2005, compared with 89% of total revenues in 2004.  International revenues in 2006 were derived mainly from
Brazil and China. The  profitability of international  revenues is approximately equivalent to that of domestic revenues.  As many  international  orders require partial advance deposits,  with the balance often secured by irrevocable letters of credit from banks in the foreign  country,  the Company believes that most of the credit  risks  commonly  associated  with doing  business  in  international markets are minimized.  The Company avoids currency exchange risk by transacting substantially all international sales in United States dollars.

      BACKLOG

      Lynch  Systems had an order  backlog of  $1,853,000  at December 31, 2006, compared to $4,954,000 at December 31, 2005. The $3,100,000  decrease in backlog is due to much lower  bookings in 2006 due to absence of CRT business and higher energy costs.  Most of Lynch Systems'  December 31, 2006 backlog is scheduled to be delivered in 2007.  Lynch  Systems  includes as backlog those orders that are subject to written contract or written purchase orders.

      COMPETITION

      Lynch Systems  believes that in the worldwide  press ware market it is one of the largest  suppliers of consumer ware forming  machines to glass  companies that do not manufacture  their own press ware machines.  Competition is based on service,  performance and technology.  Competitors  include various companies in
Italy,  Turkey,  China  and  Germany.   Several  of  the  largest  domestic  and
international   producers  of  glass  press  ware  frequently  build  their  own glass-forming machines and produce spare parts in-house.

      RAW MATERIALS

      Raw materials are generally  available to Lynch Systems in adequate supply from a number  of  suppliers.  The price of steel,  a major  component  of glass forming machinery, has remained steady in 2006 after increasing severely in 2004 and 2005.  Lynch  Systems  has been  required  to absorb a portion of that price increase with little ability to pass price increases along to our customers.

      INTELLECTUAL PROPERTY

      Lynch Systems owns patents and proprietary  know-how that are important to its business and the maintenance of its competitive position. Its most important patent is for a rotary  glass-molding  press  with  cushioned  trunnion  mounted hydraulic drive, expiring October, 2012.

                       -----------------------------------

EMPLOYEES

      As of December 31, 2006, the Company  employed 386 people:  3 at Corporate headquarters,  335 at Mtron,  including 8 in Hong Kong and 9 in India, and 48 at
Lynch Systems, including 2 in Germany. None of its employees is represented by a labor union and the Company considers its employee relations to be good.

ENVIRONMENTAL

      The Company's manufacturing operations, products, and/or product packaging are subject to  environmental  laws and  regulations  governing  air  emissions, wastewater discharges,  and the handling,  disposal and remediation of hazardous
substances,   wastes  and  other   chemicals.   In  addition,   more   stringent
environmental  regulations may be enacted in the future, and we cannot presently determine the modifications, if any, in the Company's operations that any future regulations  might require,  or the cost of compliance  that would be associated with these regulations.

      The capital expenditures, earnings and competitive position of the Company have not been materially  affected to date by compliance  with current  federal, state,  and  local  laws  and  regulations  relating  to the  protection  of the environment;  however,  the Company cannot predict the effect of future laws and regulations.

CUSTOMERS

      In  2006,  the  Company's  two  largest  single  customers  accounted  for
$4,400,000  and  $3,493,000  in  revenues,  representing  8.9% and 7.1% of total consolidated  revenues  of  $49,300,000.  In  2005,  the two  largest  customers accounted for 11.2% and 11.0% of total consolidated  revenues,  and in 2004, the two largest  customer s accounted for 12.2% and 10.9% of consolidated  revenues, respectively.

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

EXECUTIVE OFFICERS OF THE COMPANY

      Pursuant to General  Instruction G (3) of Form 10-K, the following list of executive officers of the Company is included in Part I of this Annual Report on
Form 10-K in lieu of being  included in the Proxy  Statement for the 2007 Annual
Meeting  of  Shareholders.  Such  list  sets  forth  the  names  and ages of all executive  officers of the Company indicating all positions and offices with the
Company held by each such person and each such person's principal occupations or employment during the past five years.

Name                                                     Officers and Positions Held                                          Age
----                                                     ---------------------------                                          ---

Jeremiah M. Healy.......   President and Chief Executive  Officer,  The LGL Group, Inc. (December 31, 2006 to present)        64
                           and Chief  Financial  Officer,  The LGL Group,  Inc.  (September  2006 to March 20,  2007);
                           Chairman of the Audit  Committee,  Infocrossing  Inc., an outsourcer of computer  software;
                           Vice President and Chief Financial  Officer,  Ge-Ray Holdings Company Inc.  (1989-2005),  a
                           private manufacturer of knitted textiles.

Steve Pegg..............   Chief Financial Officer,  The LGL Group, Inc. (March 20, 2007 to present);  Chief Financial        48
                           Officer and Treasurer,  Ultraviolet Devices,  Inc. ("UVDI") (October 2004 to December 2006)
                           and President,  Sparks Technology,  a UVDI division,  (June 2006-December  2006), UVDI is a manufacturer  and  supplier  of ultra  violet  and  filtration  products  for air and water treatment;  Operations and Financial Consultant,  Camil Farr (2001-2004), a manufacturer of air filtration devices; Chief Financial Officer,  Treasurer,  Farr Company (1998-2001),  an
                           air filtration device manufacturer.

      The executive officers of the Company are elected annually by the Board of
Directors at its organizational meeting and hold office until the organizational meeting in the next year and until their  respective  successors are elected and qualify.

      The LGL Group,  Inc.  has always  held  itself  and its  employees  to the highest  standards  of  business  conduct  and  ethical  behavior  in all of its business  dealings.  The LGL Group's Code of Ethics is available on its website,
www.lglgroup.com.

ITEM 1A. RISK FACTORS

      YOU SHOULD  CAREFULLY  CONSIDER THE RISKS DESCRIBED BELOW BEFORE INVESTING
IN OUR PUBLICLY TRADED SECURITY. THE RISKS DESCRIBED BELOW ARE NOT THE ONLY ONES
FACING  US.  ADDITIONAL  RISKS NOT  CURRENTLY  KNOWN TO US OR THAT WE  CURRENTLY
BELIEVE  ARE  IMMATERIAL  ALSO  MAY  IMPAIR  OUR  BUSINESS  OPERATIONS  AND  OUR
LIQUIDITY.

      WHILE WE HAVE HAD NET INCOME IN THE PAST TWO YEARS, WE FACE UNCERTAINTY IN
OUR ABILITY TO SUSTAIN NET INCOME IN THE FUTURE.

      While we had net income of $865,000 in 2006 and $1,210,000 in 2005, we had suffered a net loss of $3,326,000  in 2004. We are uncertain  whether we will be able to sustain net income in the future.

      IF WE ARE UNABLE TO SECURE NECESSARY FINANCING, WE MAY NOT BE ABLE TO FUND
OUR OPERATIONS OR STRATEGIC GROWTH.

      In order to achieve our strategic business objectives,  we may be required to seek  additional  financing.  We may be unable to renew our  existing  credit facilities or obtain new financing on acceptable terms, or at all. Under certain of our  existing  credit  facilities,  we are  required  to obtain the  lenders'
consent for most additional  debt financing and to comply with other  covenants, including specific financial ratios. For example, we may require further capital to continue to develop our technology and infrastructure and for working capital purposes.  In addition,  future  acquisitions  would likely  require  additional equity  and/or  debt  financing.  While  we do have  substantial  cash  and cash equivalents on hand,  our failure to secure  additional  financing  could have a material adverse effect on our continued development or growth.

      AS A HOLDING  COMPANY,  WE DEPEND ON THE OPERATIONS OF OUR SUBSIDIARIES TO
MEET OUR OBLIGATIONS.

      We are a holding  company that  transacts our business  through  operating subsidiaries.  Our primary assets are the shares of our operating  subsidiaries.
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

      YOUR ABILITY TO INFLUENCE  CORPORATE  DECISIONS MAY BE LIMITED BECAUSE OUR
PRINCIPAL SHAREHOLDERS OWN IN THE AGGREGATE 45% OF OUR COMMON STOCK.

            Our   principal   shareholders   currently   own  in  the  aggregate
approximately  45% of our outstanding  common stock.  These  shareholders may be able to determine  who will be elected to our board of directors  and to control substantially  all matters  requiring  approval by our  shareholders,  including
mergers,   sales  of  assets  and  approval  of  other   significant   corporate
transactions,  in a manner  with  which  you may not agree or that may not be in your best interest.  This  concentration of stock ownership may adversely affect the  trading  price  for our  common  stock  because  investors  often  perceive disadvantages in owning stock in companies with controlling shareholders.

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

      Our Board of Directors may determine  that it is in the best  interests of shareholders  to  eliminate  or reduce such expense by ceasing to be a reporting company for purposes of the  Securities  Exchange Act of 1934,  as amended.  One commonly used method,  subject to shareholder  approval,  is to effect a reverse share split to reduce the number of shareholders  to fewer than 300,  permitting termination of registration.  Under this method,  shareholders who own less than
one  whole  common  share   following  the  reverse  split  would  cease  to  be
shareholders and would receive a cash payment for their fractional shares. After a reverse  split,  there may be no  established  trading  market  for our common shares,  although  we expect  that our  common  shares may then be quoted on the
"pink sheets."

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

      SECURITIES  ANALYSTS MAY NOT INITIATE COVERAGE OF OUR COMMON SHARES OR MAY
ISSUE NEGATIVE REPORTS,  AND THIS MAY HAVE A NEGATIVE IMPACT ON THE MARKET PRICE
OF OUR COMMON SHARES.

      We cannot  assure you that security  analysts  will initiate  coverage and publish  research  reports on us. It is  difficult  for  companies  with smaller market  capitalizations,  such as us, to attract independent  financial analysts who will cover our common  shares.  If securities  analysts do not, this lack of research coverage may adversely affect the market price of our common shares.

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

      OUR MARKETS ARE HIGHLY COMPETITIVE, AND WE MAY LOSE BUSINESS TO LARGER AND
BETTER-FINANCED COMPETITORS.

      Our  markets are highly  competitive  worldwide,  with low  transportation costs and few import  barriers.  We compete  principally on the basis of product
quality  and  reliability,   availability,   customer   service,   technological
innovation, timely delivery and price. All of the industries in which we compete have become  increasingly  concentrated  and global in recent  years.  Our major competitors,  some of which are larger than us, and potential  competitors  have substantially  greater  financial  resources  and  more  extensive  engineering, manufacturing, marketing and customer support capabilities than we have.

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

      MTRONPTI'S  BACKLOG  MAY NOT BE  INDICATIVE  OF  FUTURE  REVENUES  AND MAY
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
They often cancel orders when business is weak and inventories are excessive,  a phenomenon that MtronPTI experienced in the most recent economic slowdown.  As a result,  MtronPTI's  backlog as of any particular date may not be representative of actual revenues for any succeeding period.

      MTRONPTI RELIES UPON ONE CONTRACT  MANUFACTURER FOR A SIGNIFICANT  PORTION
OF ITS FINISHED  PRODUCTS,  AND A DISRUPTION  IN ITS  RELATIONSHIP  COULD HAVE A
NEGATIVE IMPACT ON MTRONPTI'S REVENUES.

      In 2006,  approximately  15.9% of MtronPTI's  revenue was  attributable to finished products that were manufactured by an independent contract manufacturer located in both Korea and China (10.2% in 2005). We expect this  manufacturer to account for a smaller but substantial portion of MtronPTI's revenues in 2007 and a material portion of MtronPTI's  revenues for the next several years.  MtronPTI does not have a written,  long-term supply contract with this  manufacturer.  If this manufacturer  becomes unable to provide products in the quantities  needed, or at acceptable prices,  MtronPTI would have to identify and qualify acceptable replacement  manufacturers  or  manufacture  the  products  internally.  Due  to specific  product  knowledge and process  capability,  MtronPTI could  encounter difficulties  in  locating,  qualifying  and  entering  into  arrangements  with replacement manufacturers. As a result, a reduction in the production capability or financial viability of this manufacturer, or a termination of, or significant interruption in, MtronPTI's  relationship with this manufacturer,  may adversely affect MtronPTI's results of operations and our financial condition.

      MTRONPTI  PURCHASES  CERTAIN KEY COMPONENTS FROM SINGLE OR LIMITED SOURCES
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

      MTRONPTI'S  PRODUCTS ARE COMPLEX AND MAY CONTAIN  ERRORS OR DESIGN  FLAWS,
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

      CONTINUED  MARKET  ACCEPTANCE  OF  MTRONPTI'S  PACKAGED  QUARTZ  CRYSTALS,
OSCILLATOR  MODULES AND ELECTRONIC  FILTERS IS CRITICAL TO OUR SUCCESS,  BECAUSE
FREQUENCY CONTROL DEVICES ACCOUNT FOR NEARLY ALL OF MTRONPTI'S REVENUES.

      As was  the  case in 2005  and  2004,  virtually  all of  MtronPTI's  2006 revenues came from sales of frequency control devices, which consist of packaged quartz crystals,  oscillator modules and electronic filters. We expect that this product  line will  continue  to account  for  substantially  all of  MtronPTI's revenues for the foreseeable future. Any decline in demand for this product line or failure to achieve  continued market  acceptance of existing and new versions of this product line may harm MtronPTI's business and our financial condition.

      MTRONPTI'S  FUTURE RATE OF GROWTH IS HIGHLY  DEPENDENT ON THE  DEVELOPMENT
AND GROWTH OF THE MARKET FOR COMMUNICATIONS AND NETWORK EQUIPMENT.

      In 2006,  the  majority of  MtronPTI's  revenues was to  manufacturers  of communications and network  infrastructure  equipment,  including indirect sales through  distributors and contract  manufacturers.  In 2007,  MtronPTI expects a smaller  but  significant  portion of its  revenues  to be to  manufacturers  of
communications  and  network  infrastructure  equipment.   MtronPTI  intends  to
increase  its  sales to  communications  and  network  infrastructure  equipment manufacturers in the future.  Communications  and network service providers have experienced  periods of capacity  shortage  and periods of excess  capacity.  In periods of excess  capacity,  communications  systems and network  operators cut purchases of capital equipment, including equipment that incorporates MtronPTI's products.  A slowdown in the  manufacture  and  purchase of  communications  and network infrastructure equipment could substantially reduce MtronPTI's net sales and operating results and adversely affect our financial condition. Moreover, if the market for communications or network infrastructure  equipment fails to grow as  expected,  MtronPTI  may be unable  to  sustain  its  growth.  In  addition,
MtronPTI's  growth depends upon the acceptance of its products by communications and network infrastructure  equipment  manufacturers.  If, for any reason, these manufacturers  do not find MtronPTI's  products to be appropriate for their use, our future growth will be adversely affected.

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

      FUTURE  CHANGES  IN  MTRONPTI'S  ENVIRONMENTAL  LIABILITY  AND  COMPLIANCE
OBLIGATIONS MAY INCREASE COSTS AND DECREASE PROFITABILITY.

      MtronPTI's manufacturing  operations,  products,  and/or product packaging are subject to  environmental  laws and  regulations  governing  air  emissions, wastewater discharges,  and the handling,  disposal and remediation of hazardous
substances,   wastes  and  other   chemicals.   In  addition,   more   stringent
environmental  regulations may be enacted in the future, and we cannot presently determine the  modifications,  if any, in MtronPTI's  operations that any future regulations  might require,  or the cost of compliance  that would be associated with these regulations.

      SALES OF A SIGNIFICANT PORTION OF OUR PRODUCTS TO CUSTOMERS OUTSIDE OF THE
UNITED STATES SUBJECTS US TO BUSINESS, ECONOMIC AND POLITICAL RISKS.

      Our 2006 export sales (primarily to China,  Canada,  and Brazil) accounted for 55.5% of 2006 consolidated revenues,  compared to 46% in 2005. We anticipate that sales to customers  located outside of the United Sates will continue to be a  significant  part  of  our  revenues  for  the  foreseeable  future.  Because significant portions of our sales are to customers outside of the United States, we are subject to risks including foreign currency fluctuations,  longer payment cycles, reduced or limited protection of intellectual property rights, political and economic  instability,  and export  restrictions.  To date,  very few of our international  revenue and cost  obligations  have been  denominated  in foreign currencies.  As a result,  an increase in the value of the US dollar relative to foreign  currencies  could  make our  products  more  expensive  and thus,  less competitive in foreign  markets.  We do not currently engage in foreign currency hedging  activities,  but  may  do so in the  future  to the  extent  that  such obligations become more significant.

      LYNCH SYSTEMS'  DEPENDENCE ON A FEW  SIGNIFICANT  CUSTOMERS  EXPOSES IT TO
OPERATING RISKS.

      Lynch  Systems'  sales  to  its  ten  largest   customers   accounted  for
approximately  84% of its revenues in 2006 compared with and 79% of its revenues in 2005.  Lynch  Systems'  sales to its single  largest  customer  accounted for approximately  39% of its 2006  revenues,  compared  with 46% of its revenues in
2005. If a significant  customer  reduces,  delays or cancels its orders for any reason,  the  business  and  results of  operations  of Lynch  Systems  would be negatively affected.

      A MULTIPLE  MACHINE  ORDER WITH A  SIGNIFICANT  CUSTOMER IN THE  TABLEWARE
MARKET HAS ADVERSELY AFFECTED LYNCH SYSTEM'S FINANCIAL PERFORMANCE.

      In 2004, Lynch Systems signed a contract to sell five machines for a total purchase  price  of  $2,350,000.  The  contract  was  accounted  for  under  the percentage of completion  method.  Throughout 2004 and 2005,  revenues  totaling approximately  $1,983,000 were recorded relating to the five machines based upon the  percentage  completed.  In late 2005,  the first  machine was completed and shipped.  The  installation of the machine had been delayed several times due to the  customer  temporarily  closing down its plant.  The first  machine has been installed,  however the customer  has not paid.  In 2006,  the Company  provided additional reserves of $375,000,  against the trade receivables outstanding from this customer on the initial  machine that was shipped in 2004,  and at December
31, 2006, such  receivables  are fully  reserved.  With regard to the four other machines,  two were substantially  complete and the Company continues to try and identify  buyers  for these  units.  Despite  their  efforts,  to date no formal purchase  commitments  have been received and the company has provided a reserve of $145,000 against the value of these machines ($723,000) at December 31, 2006.
The  other two  machines,  which  were much  earlier  in  production,  have been disassembled  and  have  been  substantially  used in the  production  of  other finished goods.

      THE RESULTS OF LYNCH SYSTEMS'  OPERATIONS ARE SUBJECT TO  FLUCTUATIONS  IN
THE AVAILABILITY AND COST OF STEEL USED TO MANUFACTURE GLASS FORMING EQUIPMENT.

      Lynch Systems uses large amounts of steel to manufacture its glass forming equipment.  The  price of steel has risen  substantially  over the past  several years and  demand for steel is very high.  Lynch  Systems  has only been able to pass some of the increased costs to its customers.  As a result,  Lynch Systems'
profit margins on glass forming  equipment have  decreased.  If the price of and demand  for steel  continues  to rise,  our  profit  margins  will  continue  to decrease.

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

                        --------------------------------

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

      The  Company  also  makes  this  information   available  on  its  website
WWW.LGLGROUP.COM.

                        --------------------------------

ITEM 1B. UNRESOLVED STAFF COMMENTS

      Not applicable.

ITEM 2. PROPERTIES

      LGL  Group's  principal   executive  offices  are  located  in  Greenwich,
Connecticut, under a monthly lease for approximately 1,100 square feet of office space.

      Lynch Systems'  operations are housed in two adjacent  buildings  totaling
95,840  square  feet  situated  on 4.86  acres of land in  Bainbridge,  Georgia.
Finished  office area in the two buildings  totals  approximately  17,000 square feet.  Additionally,  the  Company has 18,604  square feet that is utilized  for warehouse and storage.  At December 31, 2006, all such properties are subject to security deeds relating to loans.

      MtronPTI's  operations  are located in  Yankton,  South  Dakota,  Orlando,
Florida,  India, and Hong Kong.  MtronPTI has two separate facilities in Yankton which contain approximately 51,000 square feet in the aggregate. One of these is owned,  the other leased.  The Yankton  manufacturing  facility that is owned by
MtronPTI contains  approximately 35,000 square feet is situated on approximately
15 acres of land and is subject to security deeds relating to loans. The Yankton leased  facility  contains  approximately  16,000 square feet. The lease expires annually  on  September  30  and  is  renewable.  MtronPTI  owns  one  building, approximately  76,000 square feet, on  approximately 7 acres of land in Orlando, which was  purchased  in  connection  with the  acquisition  of PTI. The Company leases  approximately  7,500  square feet of office and  manufacturing  space in
Delhi,  India and approximately  1,500 square feet of office space in Hong Kong.
It is the Company's  opinion that the  facilities  referred to above are in good operating condition and suitable and adequate for present uses.

ITEM 3. LEGAL PROCEEDINGS

      In  the  normal  course  of  business,  subsidiaries  of the  Company  are defendants in certain product liability, worker claims and other litigation. The
Company has no litigation pending at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

ITEM 5. MARKET FOR THE REGISTRANT'S  COMMON EQUITY,  RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

      The Common Stock of the Company is traded on the American  Stock  Exchange under the symbol "LGL." The market price highs and lows in consolidated  trading of the Common Stock during the fiscal years ended December 31, 2006 and December
31, 2005 are as follows:

                                                                   Quarter Ended
                                     --------------------------------------------------------------------------
2006                                 March 31,            June 30,           September 30,         December 31,
----                                 ---------            --------           -------------         ------------
High........................          $10.30                $9.10                $8.25                 $8.73
Low.........................            6.79                 7.21                 7.06                  7.00

2005                                 March 31,            June 30,           September 30,         December 31,
----                                 ---------            --------           -------------         ------------
High........................          $14.97                $9.50               $13.70                $11.95
Low.........................            9.00                 7.75                 8.35                  7.50

      At December 31, 2006,  the Company's  stock price was $7.00.  At March 20,
2007, the Company had 1,475 shareholders of record.

PERFORMANCE GRAPH

      The graph below compares the cumulative  total  shareholder  return on the
Common Stock of the  Corporation  for the last five fiscal years ended  December
31, 2006, with the cumulative total return over the same period (i) on the broad market, as measured by the AMEX Market Value Index, and (ii) on a peer group, as measured by a composite  index based on the total returns earned on the stock of the publicly traded companies  included in the Media General Financial  Services database  under the two Standard  Industrial  Classification  (sic) codes within which the  Corporation  conducts the bulk of its business  operations:  SIC Code
355,  Special  Industry  Machinery;  and SIC  Code  367,  Electronic  Components
Accessories.  The data  presented in the graph assumes that $100 was invested in the  Corporation's  Common Stock and in each of the indexes on December 31, 2001 and that all dividends were reinvested.

                                                           Fiscal Year Ending December 31,
                                        2001         2002         2003          2004          2005          2006
THE LGL GROUP, INC.                    100.00       43.06         58.06         80.56         45.83         38.89
AMEX MARKET INDEX                      100.00       96.01        130.68        149.65        165.03        184.77
PEER GROUP (355, 367)                  100.00       54.15         99.08         77.65         84.48        102.01

DIVIDEND POLICY

      The Board of Directors has adopted a policy of not paying cash  dividends, a policy  which is reviewed  annually.  This policy  takes into account the long term growth  objectives  of the Company,  especially  its  acquisition  program, shareholders'  desire for capital appreciation of their holdings and the current tax law disincentives for corporate dividend distributions. Accordingly, no cash dividends  have been paid since  January 30,  1989,  and none is expected to be paid in 2007. Substantially all of the subsidiaries' assets are restricted under the Company's current credit agreements,  which limit the subsidiaries'  ability to pay dividends.

ISSUER REPURCHASE OF ITS EQUITY SECURITIES

      There were no repurchases made by the Company during 2006.

SALE OF UNREGISTERED SECURITIES

      There were no sales of unregistered securities as defined under Securities
Exchange Act of 1934, during 2006.

ITEM 6. SELECTED FINANCIAL DATA

                      THE LGL GROUP, INC. AND SUBSIDIARIES

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

                                                                           Year ended December 31, (a)
                                                           -------------------------------------------------------------
                                                               2006         2005        2004          2003*         2002*
                                                           --------     --------    --------      --------      --------
Revenues ..............................................    $ 49,300     $ 46,183    $ 33,834      $ 27,969      $ 26,386
Operating profit (loss) (b) ...........................        (548)       1,178      (2,888)         (832)       16,168
Gain (loss) on sale of subsidiary stock and  other
    operating assets ..................................          --           --          --            35           (92)
Gain on release of customer related  contingency ......          --           --          --           728            --
Income (loss) from continuing operations  before income
    taxes and minority interests ......................         639        1,001      (3,226)          183        15,996
Benefit (provision) for income taxes ..................         226          209        (100)          (73)        1,967
Minority interests ....................................          --           --          --            --            --
                                                           --------     --------    --------      --------      --------
Net income (loss) .....................................    $    865     $  1,210    $ (3,326)     $    110      $ 17,963
                                                           ========     ========    ========      ========      ========
Per Common Share:(c)
    Net income (loss):
       Basic ..........................................    $    .40     $   0.73    $  (2.18)     $   0.07      $  11.99
       Diluted ........................................         .40         0.73       (2.18)         0.07         11.99

                                                                                December 31, (a)
                                                           -------------------------------------------------------------
                                                             2006         2005        2004          2003*         2002*
                                                           --------     --------    --------      --------      --------
Cash, securities and short-term  Investments ..........    $  7,039     $  8,250    $  6,189      $  6,292      $  6,847

Restricted cash(e) ....................................          96          650       1,125         1,125         1,125

Total assets(d) .......................................      30,957       32,664      33,883        23,019        23,430

Long-term debt, exclusive of current  portion .........       3,100        5,031       3,162           833         1,089

Shareholders' equity (d) ..............................      16,707       14,688       9,993        11,033        10,934

NOTES:

*  Excludes  Spinnaker  Industries  as  a  result  of  the  September  30,  2001 deconsolidation of Spinnaker resulting from the Company's  disposition of shares of  Spinnaker  that  reduced its  ownership  and voting  interest  of  Spinnaker
Industries,  Inc. to 41.8% and 49.5% respectively,  and the Company's subsequent disposition of its remaining interest in Spinnaker on September 23, 2002.

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

(e)   See discussion of Restricted Cash in "Notes Payable and Long-Term Debt" in
      Note 3 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

      The  following  discussion  and analysis  should be read together with the
Selected  Financial  Data  and our  Consolidated  Financial  Statements  and the
related notes included elsewhere in this Annual Report.

RESULTS OF OPERATIONS

      2006 COMPARED TO 2005

CONSOLIDATED REVENUES AND GROSS MARGIN

      In year ended  December  31,  2006,  consolidated  revenues  increased  by
$3,117,000, or 6.7%, to $49,300,000,  from $46,183,000 in 2005, due to increased sales at  MtronPTI.  Revenues at MtronPTI  increased in 2006 by  $6,498,000,  or
18.5%, to $41,549,000  from $35,051,000 for 2005. The increase was primarily due to improvements in the telecommunications market and the addition of several new customers.  The  products  most  responsible  for the volume  improvements  were filters,  oscillators,  and resonators.  Revenues at Lynch Systems  decreased in
2006 by $3,381,000,  or 30.4%,  to $7,751,000  from  $11,132,000  in 2005.  This decrease was  primarily  due to a  $5,138,000  decrease in sales of CRT machines somewhat offset by an increase in sales of glassware manufacturing machines.

      The  consolidated  gross margin  decreased  $1,182,000  for the year ended
December 31, 2006 to $13,553,000 from $14,735,000 in 2005. Over the same period, the  consolidated  gross margin as a percentage  of revenues  decreased to 27.5%
from 31.9% due primarily to declining gross margins at Lynch Systems. MtronPTI's gross  margin as a percentage  of revenues for the year ended  December 31, 2006 decreased  slightly  to 29.5% from 30.2% in 2005,  due to a slight  decrease  in manufacturing  yields which  increased cost of goods sold.  Lynch Systems' gross margin  as a  percentage  of  revenues  for the year  ended  December  31,  2006 decreased by 20.4% to 16.9% from 37.3% in 2005.  The decrease was  primarily due to the loss of sales of large CRT machines  which carry  higher  gross  margins.
Lynch  Systems has  undergone a shift in its business  away from high margin CRT machines to lower margin  tableware  products and repair parts  business.  Lynch systems also reserved $145,000 against two of its finished machines built for an
Indonesian  customer  but  never  shipped  due to  non-payment  for the  initial delivered machine.

OPERATING PROFIT (LOSS)

      The  consolidated  operating loss for the year ended December 31, 2006 was
$548,000  compared to a $1,178,000  profit for 2005. This decrease of $1,726,000 is primarily due to decreased sales at Lynch Systems.

      For the year ended  December 31, 2006,  MtronPTI had  operating  profit of
$3,072,000,  an improvement of $766,000 over the operating  profit of $2,306,000 in 2005. The operating  profit  improvement was primarily due to increased sales of filters,  oscillators,  and resonators. For the year ended December 31, 2006,
Lynch  Systems had  operating  loss of  $1,898,000  compared  with its operating profit of $684,000 in 2005.  The $2,582,000  decline in Lynch Systems  operating profit  resulted  primarily from the 30.4% decline in sales and 20.4% decline in margin discussed in sales and gross margin section.  Lynch also charged $375,000 to administrative  expense in 2006 as a further allowance for bad debts to cover its remaining receivable exposure with an Indonesian customer.

      Unallocated  corporate  expenses  were  $1,722,000  during  the year ended
December 31, 2006, a reduction of $60,000 from $1,662,000 incurred in 2005.

OTHER INCOME (EXPENSE), NET

      Investment  income for the year ended  December  31,  2006 was  $1,750,000 compared  to  $608,000  for year  ended  December  31,  2005.  The  increase  of
$1,142,000 was due to the  realization of more gains on more sales of marketable securities.

      Net  interest  expense  declined by  $277,000  to $570,000  for year ended
December 31, 2006,  compared with $847,000 for the year ended December 31, 2005, primarily due to a reduction in the level of debt outstanding during the year.

      Other Income for the year ended December 31, 2006 was $7,000 compared with other income for the comparable  period in 2005 which was $62,000  primarily due to a gain on the sale of a  warehouse  in Orlando,  FL in the second  quarter of
2005.

INCOME TAXES

      The Company files consolidated federal income tax returns,  which includes all subsidiaries.

      The income tax benefit  for the year ended  December  31, 2006  included a reduction to an income tax reserve of $492,000  offset by provisions for foreign taxes of $266,000.  The income tax benefit for the year ended  December 31, 2005 included a reduction to an income tax reserve of $484,000  offset by  provisions for foreign taxes of $184,000.

NET INCOME (LOSS)

      Net income for the year ended December 31, 2006 was $865,000 compared with net income for the year ended December 31, 2005 of  $1,210,000.  Basic and fully diluted income per share for the year ended December 31, 2006 was $0.40 compared with $0.73 for year ended December 31, 2005.

BACKLOG/NEW ORDERS

      Total  backlog  of   manufactured   products  at  December  31,  2006  was
$9,918,000,  a $3,942,000  decrease from the $13,860,000 backlog at December 31,
2005.  MtronPTI had backlog  orders of  $8,065,000 at December 31, 2006 compared with  $8,906,000  at December  31,  2005.  Lynch  Systems had backlog  orders of
$1,853,000 at December 31, 2006 compared with $4,954,000 at December 31, 2005.

      2005 COMPARED TO 2004

CONSOLIDATED REVENUES AND GROSS MARGIN

      Consolidated  revenues increased  $12,349,000,  or 36%, to $46,183,000 for the year ended December 31, 2005 from  $33,834,000 for the comparable  period in
2004.

      Revenues at MtronPTI increased by $11,638,000,  or 50%, to $35,051,000 for the year ended December 31, 2005 from  $23,413,000 in 2004. The increase was due
to  improvements  in  the   telecommunications   market,   improvements  in  the
infrastructure segment of the telecommunications  market and the contribution of
PTI, which was acquired effective September 30, 2004.

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

      MtronPTI's  gross  margin as a  percentage  of revenues for the year ended
December 31, 2005 increased to 30.2% from 26.9% in 2004. The  contribution  from
PTI,  combined with  selective  price  increases and  operational  efficiencies, resulted in the improved gross margin rates.

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

OPERATING PROFIT (LOSS)

      The operating  profit for the year ended December 31, 2005 was $1,178,000, compared to an operating loss of $2,888,000  for the comparable  period in 2004, primarily  due to  higher  margins  at both  MtronPTI  and Lynch  Systems  and a
$775,000 litigation  provision recorded in 2004 compared to a $150,000 provision in 2005.

      For the year ended  December 31, 2005,  MtronPTI had  operating  profit of
$2,306,000,  an  improvement  of $1,294,000  compared to $1,012,000 in 2004. The operating  profit  improvement  was  primarily  due to the  significant  revenue increase and improvements in gross margin,  which was partially offset by higher operating  expenses  resulting  from the  addition  of PTI,  which was  acquired effective September 30, 2004.

      For the year ended December 31, 2005,  Lynch Systems had operating  profit of $684,000,  compared to an operating loss of $1,340,000 in 2004. The operating profit resulted from resulted from higher gross margins in 2005 directly related to the composition of revenues by product in 2005.

      Unallocated  corporate expenses decreased $748,000,  to $1,662,000 for the year ended December 31, 2005 from $2,560,000 for the comparable  period in 2004.
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

      MtronPTI had backlog orders of $8,906,000 at December 31, 2005 compared to
$7,647,000 at December 31, 2004 and  $8,218,000  at September 30, 2005.  Backlog
increased  $1,259,000  from  December  31,  2004  and  increased  $688,000  from
September  30,  2005.  The  increase  in  backlog  is due to  improved  business conditions.

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

INFLATION RISK

      In the  three  most  recent  years,  the  Company  as a whole has not been significantly  exposed to the impact of  inflationary  risk.  Our  principle raw materials have been relatively  stable.  The Company  generally has been able to include cost  increases in its pricing and  therefore  revenues and margins have not been significantly impacted.

      Most  raw  materials  used in the  production  of  MtronPTI  products  are available in adequate  supply from a number of sources.  The prices of these raw materials are relatively stable.  However,  some raw materials including printed circuit boards,  quartz, and certain metals including steel,  aluminum,  silver, gold,  tantalum and palladium,  are subject to greater supply  fluctuations  and price volatility.

      Lynch Systems is in the industrial machinery market. The price of steel, a major component of glass forming  machinery,  has remained  relatively stable in
2006 after rising severely in 2004 and 2005.  Lynch Systems has been required to absorb a portion  of that  price  increase  with  little  ability  to pass price increases  along.  The  dramatic  increase  in energy  prices  have  roiled  the tableware market and have reduced demand.

LIQUIDITY AND CAPITAL RESOURCES

      The  Company's  cash,  cash  equivalents  and  investments  in  marketable securities  at  December  31,  2006  totaled  $7,135,000  (including  $96,000 of restricted  cash), a decrease of $1,765,000 over the prior year. At December 31,
2005, the Company had $8,900,000 in cash (including $650,000 of restricted cash)
cash  equivalents,  and investments.  The unrestricted cash and cash equivalents component  decreased  by  $1,083,000,  from  $5,512,000  at December 31, 2005 to
$4,429,000 at December 31, 2006.

      Cash used in operating  activities  was  $1,855,000  in 2006,  compared to
$2,283,000  of cash provided by operating  activities in 2005.  The year to year change in operating  cash flow of $4,138,000 was primarily due to an increase in inventory of $1,861,000 and a decrease of $1,726,000 in operating income.

      Investing  activities provided $2,377,000 in cash to the Company primarily comprised of $2,976,000 of proceeds from the sales of marketable securities.

      Cash of $1,605,000 was used in financing  activities mainly as a result of
$1,119,000 of long-term debt repayments and $582,000 of note repayments.

      At December 31, 2006,  the Company's net working  capital was  $12,463,000 compared to  $11,925,000 at December 31, 2005. At December 31, 2006, the Company
had current assets of $23,613,000 and current  liabilities of  $11,150,000.  The ratio of current assets to current  liabilities was 2.12 to 1.0. At December 31,
2005, the Company had current assets of $24,870,000  and current  liabilities of
$12,945,000,  and a current  ratio of 1.92 to 1.00.  The increase in net working capital is primarily due to the building up of inventory levels.

      The Company had a  $6,744,000  of unused  borrowing  capacity  under Lynch
Systems' and MtronPTI's revolving lines of credit at December 31, 2006, compared to $5,327,000 at December 31, 2005. The Company  believes that existing cash and cash equivalents,  cash generated from operations and available borrowings under its  subsidiaries'  lines of credit,  including the proposed  renewals,  will be
sufficient  to  meet  its  ongoing  working  capital  and  capital   expenditure
requirements for the foreseeable future.

      Lynch Systems and MtronPTI  maintain their own  short-term  line of credit facilities. In general, the credit facilities are secured by property, plant and equipment,  inventory,  receivables and common stock of certain subsidiaries and contain certain covenants restricting  distributions to the Company. At December
31,  2005,  MtronPTI's  credit  facility  included an unsecured  parent  Company guarantee which was supported by a $650,000 Letter of Credit that was secured by a $650,000  deposit at Bank of  America.  As of October 7, 2006,  the Company no
longer  guarantees  the Letter of Credit and the  $650,000  deposit is no longer restricted.  The Lynch  credit  facility  includes an unsecured  parent  Company guarantee at December 31, 2005 and 2006.

      At December  31,  2006,  the Company had  $2,256,000  in notes  payable to banks.  At December 31, 2006,  Mtron's  short-term  credit  facility  with First
National Bank of Omaha ("FNBO") is $5,500,000,  under which there is a revolving credit loan for $1,356,000.  The Revolving Loan bears interest at the greater of prime rate or 4.5%.  On May 31, 2006,  Mtron renewed its credit  agreement  with
FNBO extending the due date of its revolving loan to May 31, 2007.

      The Company also had a working capital  revolver at Lynch Systems that had been  entered  into in  October  2005 with  Branch  Banking  and  Trust  Company
("BB& T").  The revolving loan had a $3,500,000  borrowing capacity,  due January
29, 2007 and bore  interest at the One Month LIBOR Rate plus 2.75%.  At December
31, 2006, Lynch's  borrowings on the line of credit were $900,000.  The revolver expired by its own terms in January 29, 2007. The line of credit borrowings plus accrued interest, of $905,000, was repaid on February 13, 2007.

      In 2007,  the  Company has  established  a new line of credit with Bank of
America which allows for $1,100,000 of borrowings.  Borrowings on this new Lynch
Systems line bear interest at a rate of LIBOR plus 1.75%.  The entire  borrowing capacity is collateralized by a $1,100,000 of restricted cash on deposit.  There are no covenants associated with this credit line.

      On September 30, 2005,  MtronPTI  entered into a Loan  Agreement  with RBC
Centura Bank  ("RBC").  The RBC Term Loan  Agreement  provided for a loan in the amount of $3,040,000  (the "RBC Term Loan"),  the proceeds of which were used to pay off the  $3,000,000  bridge loan with First National Bank of Omaha which had been due October 2005.  The RBC Term Loan bears interest at LIBOR Base Rate plus
2.75%  and is to be  repaid  in  monthly  installments  based on a  twenty  year amortization,  with the then remaining principal balance to be paid on the fifth anniversary  of the RBC Term Loan. The RBC Term Loan is secured by a mortgage on
PTI's premises.  In connection with this RBC Term Loan,  MtronPTI entered into a five-year interest rate swap from which it will receive periodic payments at the
LIBOR Base Rate and make periodic payments at a fixed rate of 7.51% with monthly settlement and rate reset dates.  The Company has designated this swap as a cash flow hedge in accordance with FASB 133  "Accounting  for Derivative  Instruments and Hedging  Activities".  The fair value of the interest  rate swap at December
31, 2006 is $22,000,  $14,000 net of tax, and at December 31, 2005 was ($1,000).
The charge is reflected within other comprehensive income, net of tax.

      All  outstanding  obligations  under  the  RBC  Term  Loan  Agreement  are collateralized  by  security  interests  in the  assets  of  MtronPTI.  The Loan
Agreement  contains a variety of  affirmative  and  negative  covenants of types customary in an asset-based  lending facility.  The Loan Agreement also contains financial  covenants  relating to maintenance of levels of minimal  tangible net worth and working  capital,  and  current,  leverage  and fixed  charge  ratios, restricting  the amount of capital  expenditures.  At  December  31,  2006,  the
Company was in compliance with these covenants.

      On October 14, 2004,  MtronPTI  entered into a Loan  Agreement  with First
National  Bank of  Omaha.  The FNBO  Loan  Agreement  provides  for loans in the amounts of  $2,000,000  (the "Term Loan") in addition to the  $3,000,000  Bridge
Loan  referred  to above.  The Term Loan bears  interest at the greater of prime rate plus 50 basis points,  or 4.5%,  and is repaid in monthly  installments  of
$37,514,  with the then remaining  principal balance plus accrued interest to be paid on the third  anniversary  of the Loan  Agreement,  October  2007.  Accrued
interest thereon was payable monthly and the principal amount thereof,  together with accrued interest.

      In 2004, in connection with the  acquisition of PTI, the Company  provided
$1,800,000  of  subordinated   financing  to  MtronPTI  and  MtronPTI  issued  a
subordinated  promissory  note to the  Company  in such  amount  increasing  the subordinated  total to  $2,500,000.  In October 2006, an additional  $75,000 was lent  to  Mtron  to  enable  it to  make  an  investment  in  marketable  equity securities.

      The Board of Directors has adopted a policy of not paying cash  dividends, a policy  which is  reviewed  annually.  This  policy  takes  into  account  the long-term  growth  objectives  of the  Company,  especially  in its  acquisition program, shareholders' desire for capital appreciation of their holdings and the current tax law disincentives for corporate dividend distributions. Accordingly, no cash dividends have been paid since January 30, 1989 and none are expected to be paid in 2007. (See Note 3 to the Consolidated  Financial  Statements - "Notes
Payable to Banks and Long-term Debt" for restrictions on the company's assets).

      At December 31, 2006,  total debt of $7,383,000 was  $1,701,000  less than the total debt of  $9,084,000 at December 31, 2005.  The debt  decreased at both
MtronPTI and Lynch  Systems due to  repayments  of revolving  debt and scheduled payments on long-term  debt.  Debt  outstanding  at December  31, 2006  included
$3,601,000  of fixed  rate debt at  year-end  average  interest  rate of 5%, and variable rate debt of $3,782,000 at a year end average rate of 8.45% as a result of the swap agreement  which  effectively  converts the interest on the RBC loan into a fixed  payment.  At December  31,  2006,  the Company had  $2,027,000  in
current maturities of long-term debt.

OFF-BALANCE SHEET ARRANGEMENTS

      In December 2006, the Company entered into a cashless  collar  transaction
to  protect  itself  against  the  volatility   associated  with  the  Company's
investment in marketable  securities  which are designated as available for sale and  accordingly,  are marked to market.  Under the terms of the  collar,  which began on  December  27, 2006 and had a March 27,  2007  expiration,  the Company hedged all of its  marketable  securities  and received  protection  from market fluctuations  within a defined market price range. The fair value of this collar at December 31, 2006 was de-minimis.  On March 27, 2007, the Company allowed the call to expire and exercised the put,  thereby selling the stock at the option's strike price.

AGGREGATE CONTRACTUAL OBLIGATIONS

      Details of the Company's contractual obligations at December 31, 2006, for
short-term  debt,  long-term  debt,  leases,   purchases  and  other  long  term
obligations  are as follows  (see Notes 3 and 10 to the  Consolidated  Financial
Statements):

                                                Payments Due by Period - Including Interest
                                 -----------------------------------------------------------------------------
                                                              (in thousands)

Contractual Obligations            Total      Less Than 1 Year  1 - 3 Years     3 - 5 Years  More Than 5 Years
---------------------------      ----------   ----------------  -----------     -----------  -----------------
Short-term Debt                  $    2,256      $    2,256      $       --      $       --      $       --
Long-term Debt Obligations            5,127           2,027           3,101              --              --
Capital Lease Obligations                --              --              --              --              --
Operating Lease Obligations      $      135             109              26              --              --
Purchase Obligations                     --              --              --              --              --
Other Long-term Liabilities              --              --              --              --              --
                                 ----------      ----------      ----------      ----------      ----------
           TOTAL                 $    7,519      $    4,392      $    3,127      $       --      $       --
                                 ==========      ==========      ==========      ==========      ==========

CRITICAL ACCOUNTING POLICIES

      The Company's  significant  accounting policies are described in Note 1 to the Consolidated Financial Statements.  The Company's discussion and analysis of its financial  condition and results of operations  are based upon the Company's consolidated  financial statements,  which have been prepared in accordance with accounting  principles  generally accepted in the United States. The preparation of these  financial  statements  requires  the  Company  to make  estimates  and judgments that affect the reported amounts of assets, liabilities,  revenues and expenses,  and related  disclosure of contingent  assets and liabilities.  On an on-going basis, the Company evaluates its estimates,  including those related to the  carrying  value  of  inventories,  realizability  of  outstanding  accounts receivable,  percentage of completion of long-term contracts,  and the provision for income taxes.  The Company bases its estimates on historical  experience and on various  other  assumptions  that are  believed  to be  reasonable  under the circumstances,  the results of which form the basis for making  judgments  about the carrying values of assets and liabilities that are not readily apparent from other sources.  In the past,  actual results have not been materially  different from the Company's estimates.  However,  results may differ from these estimates under different assumptions or conditions.

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

      INVENTORY VALUATION

      Inventories  are stated at the lower of cost or market value. At MtronPTI, inventories are valued using the  first-in-first-out  (FIFO) method for 69.3% of the inventory,  and 30.7% is valued using  last-in-first-out  (LIFO).  At Lynch,
100% of the inventory is valued at  last-in-first-out  (LIFO), with no inventory valued  using FIFO.  Total  consolidated  gross  inventories  valued  using LIFO represent 49.2% of  consolidated  inventories at December 31, 2006 compared with
52% of  consolidated  inventories  valued using LIFO at December 31, 2005.  (The balance of consolidated inventory at December 31, 2006 and 2005 are valued using
FIFO.)  If  actual  market  conditions  are more or less  favorable  than  those projected by management, adjustments may be required.

      REVENUE RECOGNITION AND ACCOUNTING FOR LONG-TERM CONTRACTS

      Revenues,  with the  exception of certain  long-term  contracts  discussed below,  are  recognized  upon  shipment when title  passes.  Shipping  costs are included in manufacturing cost of sales.

      Lynch Systems is engaged in the manufacture and marketing of glass-forming machines and specialized manufacturing machines. Certain sales contracts require an advance payment (usually 30% of the contract  price),  which is accounted for as a customer  advance.  The contractual sales prices are paid either (i) as the manufacturing  process reaches  specified  levels of completion or (ii) based on the shipment  date.  Guarantees by letter of credit from a qualifying  financial institution  are required for most sales  contracts.  Because of the specialized nature of these  machines  and the period of time needed to complete  production
and  shipping,   Lynch   Systems   accounts  for  these   contracts   using  the
percentage-of-completion  accounting  method as costs are  incurred  compared to total  estimated  project  costs (cost to cost basis).  At December 31, 2006 and
2005, unbilled accounts receivable were $227,000 and $902,000, respectively.

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

                                                                                                 (in thousands)
Balance, January 1, 2006                                                                             $  357
Warranties issued during the year                                                                       169
Settlements made during the year                                                                       (193)
Changes in liabilities for pre-existing warranties during the year, including expirations              (152)
                                                                                                      -----
Balance, December 31, 2006                                                                            $ 181
                                                                                                      =====

      INCOME TAXES

      The Company  accounts for income  taxes in  accordance  with  Statement of
Financial  Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes,"
which  requires  recognition  of  deferred  tax assets and  liabilities  for the expected  future  tax  consequences  of events  that have been  included  in the financial  statements  or tax  returns.  A valuation  allowance  is recorded for deferred tax assets whose  realization is not likely.  As of December 31, 2006 a valuation  allowance  of  $2,047,000  was  recorded  compared  with a  valuation allowance of $2,212,000 recorded at December 31, 2005.

      The carrying value of the Company's net deferred tax asset at December 31,
2006 is $111,000.  At December 31, 2005 the carrying  value of the Company's net deferred tax asset was  $111,000.  This is equal to the amount of the  Company's carry-forward alternative minimum tax ("AMT") at that date.

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

      STOCK BASED COMPENSATION

      The Company  adopted the  provisions of Statement of Financial  Accounting
Standards No. 123R,  "Share-Based  Payments ("SFAS No. 123-R") beginning January
1, 2006, using the modified  prospective  transition method. SFAS 123-R requires the Company to measure the cost of employee services in exchange for an award of equity  instruments  based on the  grant-date  fair  value of the  award  and to recognize cost over the requisite service period. Under the modified prospective transition  method,  financial  statements  for  periods  prior  to the  date of
adoption  are  not  adjusted  for  the  change  in  accounting.   However,   the
compensation expense is recognized for (a) all share-based payment granted after the effective date under SFAS 123R, and (b) all awards granted under SFAS 123 to employees  prior to the  effective  date that remain  unvested on the  effective date. The Company recognizes  compensation expense on fixed awards with pro rata vesting on a straight-line basis over the vesting period.

      Prior to January 1, 2006,  the Company used the intrinsic  value method to account for stock-based employee  compensation under Accounting Principles Board
Opinion No. 25, "Accounting for Stock Issued to Employees."

      RECENT ISSUED ACCOUNTING PRONOUNCEMENTS

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company is exposed to market  risk  relating to changes in the general level of U.S.  interest  rates.  Changes in interest rates affect the amounts of interest  earned on the Company's cash and cash  equivalents and restricted cash
($4,525,000  at  December  31,  2006) and the  amount  the  Company  pays on its variable rate debt.  The Company's  earnings and cash flows are also affected by changes in interest rates as a result of making variable  interest rate payments on its debt. In order to minimize its interest rate risk, on September 30, 2005, in connection  with its  $3,040,000  five-year,  LIBOR plus 2.75% RBC Term Loan,
MtronPTI  entered into a five-year  interest rate swap with the notional  amount equal to the loan amount  from which it will  receive  periodic  payments at the
LIBOR Base Rate and will make periodic payments at a fixed rate. At December 31,
2006,  the fixed  rate is 7.51%  comprised  of the fixed pay rate of the swap of
6.59% plus the .92%  differential  between the variable rate of the loan,  LIBOR plus 2.75%,  and the prime rate, the variable rate of the swap.  Management does not foresee any  significant  changes in the strategies  used to manage interest rate risk in the near future,  although the  strategies  may be  reevaluated  as market conditions dictate.

      In December 2006, the Company entered into a cashless  collar  transaction
to  protect  itself  against  the  volatility   associated  with  the  Company's
marketable   securities   which  are   designated  as  available  for  sale  and
accordingly, are marked to market. Under the terms of the collar, which began on
December  27, 2006 and expired  March 27,  2007,  the Company  hedged all of its marketable  securities and received protection from market fluctuations within a defined  market price range.  The fair value of this collar at December 31, 2006 was de-minimis.

      There has been no  significant  change in market risk since  December  31,
2006.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Item 15(a).

ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
FINANCIAL DISCLOSURE

      Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

      The Principal Executive  Officer/Principal Financial Officer has concluded that the Company's  disclosure  controls and procedures were effective as of the end of the  period  covered  by this  report  based on the  evaluation  of these controls and procedures  required by, Rule 13a-15 under the Securities  Exchange
Act of 1934.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The  information  required by this Item 10 is either included in Item 1 of this Form 10-K or  included in  Company's  Proxy  Statement  for its 2007 Annual
Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      The  information  required by this Item 11 is  included  in the  Company's
Proxy Statement for its 2007 Annual Meeting of Shareholders,  which  information is incorporated herein by reference.

ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

      The  information  required by this Item 12 is either provided in Item 5 or included  in the  Company's  Proxy  Statement  for its 2007  Annual  Meeting  of
Shareholders, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The  information  required by this Item 13 is  included  in the  Company's
Proxy Statement for its 2007 Annual Meeting of Shareholders,  which  information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The  information  required by this Item 14 is  included  in the  Company's
Proxy Statement for its 2007 Annual Meeting of Shareholders,  which  information is incorporated herein by reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      (a) The  following  documents  are filed as part of this Form 10-K  Annual
Report:

            (1)   Financial Statements:

                     The Report of Independent Registered Public Accounting Firm
                     and the following  Consolidated Financial Statements of the
                     Company are included herein:
                     Consolidated Balance Sheets at December 31, 2006 and 2005
                     Consolidated Statements of Operations -- Years ended
                     December 31, 2006, 2005, and 2004
                     Consolidated Statements of Shareholders' Equity -- Years
                     ended December 31, 2006, 2005, and 2004
                     Consolidated Statements of Cash Flows -- Years ended
                     December 31, 2006, 2005, and 2004
                     Notes to Consolidated Financial Statements

            (2)   Financial Statement Schedules as of December 31, 2006 and 2005
                  and for the three years ended December 31, 2006:

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

                                  EXHIBIT INDEX

Exhibit
   No.            Description
-------           -----------

  3 (a)           Restated    Articles   of   Incorporation   of   the   Company
                  (incorporated  by reference  to Exhibit 3(a) to the  Company's
                  Form 10-K for the year ended December 31, 2004).

    (b)           Articles of Amendment of the Articles of  Incorporation of the
                  Company  (incorporated  by  reference  to Exhibit  3(b) to the
                  Company's Form 10-K for the year ended December 31, 2004).

    (c)*          Articles of Amendment of the Articles of  Incorporation of the
                  Company.

    (d)           By-laws of the Company  (incorporated  by reference to Exhibit
                  3.1 to the Company's Current Report on Form 8-K dated December
                  22, 2004).

10  (a)           The LGL Group,  Inc.  401(k)  Savings  Plan  (incorporated  by reference to Exhibit 10(b) to the  Company's  Annual Report on
                  Form 10-K for the period ended December 31, 1995).

    (b)           Directors  Stock Plan  (incorporated  by  reference to Exhibit
                  10(o) to the Company's  Form 10-K for the year ended  December
                  31, 1997).

    (c)           The  LGL  Group,  Inc.  2001  Equity  Incentive  Plan  adopted
                  December 10, 2001  (incorporated  by reference to Exhibit 4 to the Company's Form 8-K filed on December 29, 2005.

    (d)           Mortgage   dated   October  21,  2002  by   Mortgagor,   Mtron
                  Industries,  Inc.,  to  Mortgagee,  Yankton  Area  Progressive
                  Growth,  Inc.  (incorporated by reference to Exhibit 10(hh) to the  Company's  Annual  Report on Form 10-K for the year ended
                  December 31, 2003).

    (e)           Promissory  Note between  Mtron  Industries,  Inc. and Yankton
                  Area  Progressive   Growth,   Inc.,  dated  October  21,  2002
                  (incorporated  by reference to Exhibit 10(ii) to the Company's
                  Annual  Report on Form 10-K for the year  ended  December  31,
                  2003).

    (f)           Standard Loan Agreement by and between Mtron Industries,  Inc.
                  and Areawide  Business  Council,  Inc., dated October 10, 2002 and  Exhibits  thereto  (incorporated  by reference to Exhibit
                  10(jj)  to the  Company's  Annual  Report on Form 10-K for the
                  year ended December 31, 2003).

    (g)           Loan Agreement by and between Mtron Industries, Inc. and South
                  Dakota Board of Economic Development,  dated December 19, 2002
                  (incorporated  by reference to Exhibit 10(kk) to the Company's
                  Annual  Report on Form 10-K for the year  ended  December  31,
                  2003).

    (h)           Promissory  Note  between  Mtron  Industries,  Inc.  and South
                  Dakota Board of Economic Development,  dated December 19, 2002
                  (incorporated  by reference to Exhibit 10(ll) to the Company's
                  Annual  Report on Form 10-K for the year  ended  December  31,
                  2003).

    (i)           Employment Agreement by and between Mtron Industries, Inc. and
                  South Dakota Board of Economic Development, dated December 19,
                  2002  (incorporated  by  reference  to  Exhibit  10(mm) to the
                  Company's  Annual  Report  on Form  10-K  for the  year  ended
                  December 31, 2003).

    (j)           Loan  Agreement  by and among Mtron  Industries,  Inc.,  Piezo
                  Technology,   Inc.   and   First   National   Bank  of   Omaha
                  (incorporated  by reference  to Exhibit 10.1 to the  Company's
                  Current Report on Form 8-K dated October 20, 2004).

    (k)           Unconditional  Guaranty for Payment and Performance with First
                  National Bank of Omaha  (incorporated  by reference to Exhibit
                  10.2 to the Company's Current Report on Form 8-K dated October
                  20, 2004).

    (l)           Registration  Rights  Agreement by and between the Company and
                  Venator   Merchant   Fund,   L.P.   dated   October  15,  2004
                  (incorporated  by reference  to Exhibit 10.4 to the  Company's
                  Current Report on Form 8-K dated October 20, 2004).

    (m)           Form of  Indemnification  Agreement  dated as of February  28,
                  2005 by and  between  The LGL Group,  Inc.  and its  executive officers  (incorporated herein by reference to Exhibit 10.1 to the Company's  Quarterly  Report on Form 10-Q filed on May 16,
                  2005).

    (n)           Registration  Rights  Agreement by and between the Company and
                  Venator   Merchant   Fund,   L.P.   dated   October  15,  2004
                  (incorporated  by reference  to Exhibit 10.4 to the  Company's
                  Current Report on Form 8-K dated October 20, 2004).

    (o)           First  Amendment  to the Loan  Agreement  by and among  M-Tron
                  Industries,  Inc., Piezo  Technology,  Inc. and First National
                  Bank of Omaha,  dated  May 31,  2005  (incorporated  herein by reference to Exhibit 10.2 to the Company's  Current  Report of
                  on Form 8-K filed on July 6, 2005).

    (p)           Loan Agreement,  by and among M-Tron  Industries,  Inc., Piezo
                  Technology,  Inc. and RBC Centura  Bank,  dated  September 30,
                  2005 (incorporated  herein by reference to Exhibit 10.1 to the
                  Company's  Current  Report  on Form 8-K  filed on  October  4,
                  2005).

    (q)           Unconditional  Guaranty  for  Payment by and  between  The LGL
                  Group,  Inc. and RBC Centura  Bank,  dated  September 30, 2005
                  (incorporated  herein  by  reference  to  Exhibit  10.2 to the
                  Company's  Current  Report  on Form 8-K  filed on  October  4,
                  2005).

    (r)           Second  Amendment to the Loan Agreement,  dated June 30, 2006, by and among M-tron Industries,  Inc., Piezo Technology,  Inc.
                  and  First  National  Bank  of  Omaha,  and  acknowledged  and guaranteed  by The LGL  Group,  Inc.  (incorporated  herein by reference to Exhibit 10.1 to the Company's  Current  Report on
                  Form 8-K filed on July 7, 2006).

    (s)           Employment Agreement,  dated September 5, 2006, by and between
                  The LGL Group, Inc. and Jeremiah M. Healy (incorporated herein by reference to Exhibit 10.1 to the Company's  Current  Report on Form 8-K filed on September 7, 2006).

    (t)           Third Amendment to the Loan Agreement,  dated October 3, 2006, by and among M-tron Industries,  Inc., Piezo Technology,  Inc.
                  and  First  National  Bank  of  Omaha,  and  acknowledged  and
                  guaranteed  by  LGL  Group,  Inc.   (incorporated   herein  by
                  reference to Exhibit 10.1 to the Company's  Current  Report on
                  Form 8-K filed on October 4, 2006).

    (u)           Employment Agreement, dated March 20, 2007, by and between The
                  LGL  Group,  Inc.  and  Steve  Pegg  (incorporated  herein  by reference to Exhibit 10.1 to the Company's  Current  Report on
                  Form 8-K filed on March 20, 2007).

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

    32(a)*        Certification  by  Principal  Executive  Officer  pursuant  to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

    32(b)*        Certification  by  Principal  Financial  Officer  pursuant  to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

----------
*     Filed herewith.

      The Exhibits  listed above have been filed  separately with the Securities and Exchange  Commission in conjunction  with this Annual Report on Form 10-K or have been  incorporated  by reference  into this Annual Report on Form 10-K. The
LGL Group,  Inc.  will  furnish to each of its  shareholders  a copy of any such
Exhibit  for a fee  equal  to The LGL  Group,  Inc.'s  cost in  furnishing  such
Exhibit.  Requests  should be addressed to the Office of the Secretary,  The LGL
Group, Inc., 140 Greenwich Ave, 4th Floor, Greenwich, Connecticut 06830.

      Pursuant  to the  requirements  of Section  13 or 15(d) of the  Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE LGL GROUP, INC.

March 30, 2007                            BY: /s/ Jeremiah M. Healy
                                              ----------------------------------
                                              Jeremiah M. Healy
                                              PRESIDENT, CHIEF EXECUTIVE OFFICER

      Pursuant to the requirements of the Securities  Exchange Act of 1934, this report  has  been  signed  below  by the  following  persons  on  behalf  of the
Registrant and in the capacities and on the dates indicated:

             SIGNATURE                                     CAPACITY                                   DATE
-----------------------------------    -------------------------------------------------         --------------
                                                 Principal Executive Officer,
                                       Principal Financial Officer, Principal Accounting
                                                                                                 March 30, 2007
/s/ Jeremiah M. Healy                                      Officer
-----------------------------------
         JEREMIAH M. HEALY

/s/ Marc J. Gabelli                           Chairman of the Board of Directors                 March 30, 2007
-----------------------------------
          MARC J. GABELLI

/s/ E. Val Cerutti                                         Director                              March 30, 2007
-----------------------------------
           E. VAL CERUTTI

/s/ Peter J. Dapuzzo                                       Director                              March 30, 2007
-----------------------------------
          PETER J. DAPUZZO

/s/ Avrum Gray                                             Director                              March 30, 2007
-----------------------------------
             AVRUM GRAY

/s/ Patrick J. Guarino                                     Director                              March 30, 2007
-----------------------------------
         PATRICK J. GUARINO

/s/ Anthony Pustorino                                      Director                              March 30, 2007
-----------------------------------
         ANTHONY PUSTORINO

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
The LGL Group, Inc.

We have audited the accompanying  consolidated  balance sheets of The LGL Group,
Inc.  (the  "Company")  as of  December  31,  2006  and  2005,  and the  related consolidated statements of operations,  shareholders' equity, and cash flows for each of the three years in the period ended  December 31, 2006.  Our audits also included  the  financial  statement  schedules  listed in Item  15(a)(2).  These financial  statements  and  schedules  are the  responsibility  of the Company's management.  Our  responsibility  is to express  an  opinion on these  financial statements and schedules based on our audits.

We conducted our audits in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company's  internal  control over financial  reporting.  Our audits included  consideration of internal control over financial  reporting as a basis for designing audit  procedures that are appropriate in the  circumstances,  but not for the  purpose  of  expressing  an  opinion  on the  effectiveness  of the
Company's internal control over financial reporting.  Accordingly, we express no such  opinion.  An audit also  includes  examining,  on a test  basis,  evidence supporting the amounts and  disclosures in the financial  statements,  assessing the accounting principles used and significant estimates made by management, and evaluating the overall  financial  statement  presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all material  respects,  the consolidated  financial  position of The LGL Group,
Inc.  at  December  31,  2006 and  2005,  and the  consolidated  results  of its operations  and its cash flows for each of the three  years in the period  ended
December  31,  2006,  in  conformity  with U.S.  generally  accepted  accounting principles.  Also, in our opinion,  the related financial  statement  schedules, when considered in relation to the basic financial  statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the  consolidated  financial  statements,  the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R)
(revised 2004), Share-Based Payment, effective January 1, 2006.

/s/ ERNST &  YOUNG LLP

Providence, Rhode Island
March 29, 2007

                      THE LGL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                            December 31,
                                                                                                    ---------------------------
                                                                                                       2006             2005
                                                                                                    ----------       ----------
ASSETS
Current Assets:
    Cash and cash equivalents ................................................................      $    4,429       $    5,512
    Restricted cash (Note 1) .................................................................              96              650
    Investments - marketable securities (Note 1) .............................................           2,610            2,738
    Accounts receivable, net of allowances of $808 and $325, respectively (Note 1) ...........           6,976            7,451
    Unbilled accounts receivable (Note 1) ....................................................             227              902
    Inventories (Note 2) .....................................................................           8,906            7,045
    Prepaid expense ..........................................................................             369              461
                                                                                                    ----------       ----------
       Total Current Assets ..................................................................          23,613           24,759
Property, Plant and Equipment
    Land .....................................................................................             855              855
    Buildings and improvements ...............................................................           5,770            5,767
    Machinery and equipment ..................................................................          15,358           14,606
                                                                                                    ----------       ----------
    Total Property, Plant and Equipment ......................................................          21,983           21,228
    Less: Accumulated depreciation ...........................................................         (15,218)         (14,025)
                                                                                                    ----------       ----------
    Net Property, Plant, and Equipment .......................................................           6,765            7,203
Deferred Income Taxes ........................................................................             111              111
 Other assets ................................................................................             468              591
                                                                                                    ----------       ----------
       Total Assets ..........................................................................      $   30,957       $   32,664
                                                                                                    ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable to banks ...................................................................      $    2,256       $    2,838
    Trade accounts payable ...................................................................           2,796            2,900
    Accrued warranty expense .................................................................             181              357
    Accrued compensation expense .............................................................           1,492            1,372
    Accrued income taxes .....................................................................              23              673
    Accrued professional fees ................................................................             562              574
    Margin liability on marketable securities ................................................              --              330
    Other accrued expenses ...................................................................           1,352            1,312
    Commitments and contingencies (Note 10) ..................................................              --              859
    Customer advances ........................................................................             461              515
    Current maturities of long-term debt .....................................................           2,027            1,215
                                                                                                    ----------       ----------
       Total Current Liabilities .............................................................          11,150           12,945
 Long-term debt ..............................................................................           3,100            5,031
       Total Liabilities .....................................................................          14,250           17,976
Shareholders' Equity
 Common stock, $0.01 par value -- 10,000,000 shares authorized; 2,188,510 and 1,649,834 shares
    issued; 2,154,702 and 1,632,126 shares outstanding, respectively .........................              22               22
    Additional paid-in capital ...............................................................          21,081           21,053
    Accumulated deficit ......................................................................          (5,711)          (6,576)
    Accumulated other comprehensive income (Note 8) ..........................................           1,961              835
    Treasury stock, at cost, of  33,808 shares ...............................................            (646)            (646)
                                                                                                    ----------       ----------
       Total Shareholders' Equity ............................................................          16,707           14,688
                                                                                                    ----------       ----------
       Total Liabilities and Shareholders' Equity ............................................      $   30,957       $   32,664
                                                                                                    ==========       ==========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      THE LGL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                            Years Ended December 31,
                                                                                  -------------------------------------------
                                                                                      2006            2005            2004
                                                                                  -----------     -----------     -----------
REVENUES                                                                          $    49,300     $    46,183     $    33,834
Costs and expenses:
    Manufacturing cost of sales                                                        35,747          31,448          25,784
    Selling and administrative                                                         14,101          13,407          10,163
    Litigation provision (Note 10)                                                         --             150             775
                                                                                  -----------     -----------     -----------
OPERATING PROFIT (LOSS)                                                                  (548)          1,178          (2,888)
Other income (expense):
    Investment income                                                                   1,750             608              15
    Interest expense                                                                     (570)           (847)           (360)
    Other income (expense)                                                                  7              62               7
                                                                                  -----------     -----------     -----------
    Total other income (expense)                                                        1,187            (177)           (338)
                                                                                  -----------     -----------     -----------
INCOME (LOSS) BEFORE INCOME TAXES                                                         639           1,001          (3,226)
Benefit (Provision) for income taxes                                                      226             209            (100)
                                                                                  -----------     -----------     -----------
NET INCOME (LOSS)                                                                 $       865     $     1,210     $    (3,326)
                                                                                  ===========     ===========     ===========
Weighted average number of shares used in basic, fully diluted EPS calculation      2,154,702       1,647,577       1,524,863
                                                                                  -----------     -----------     -----------
Basic, fully diluted income (loss) per share                                      $      0.40     $      0.73     $     (2.18)
                                                                                  ===========     ===========     ===========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      THE LGL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                            Accumulated
                                  Shares of                   Additional                      Other
                                Common Stock     Common         Paid-In     Accumulated   Comprehensive    Treasury
                                 Outstanding      Stock         Capital       Deficit     Income (loss)      Stock         Total
                                 ----------     ----------    ----------    ----------    -------------   ----------     ----------
Balance at December 31, 2002      1,497,883     $       15    $   15,645    $   (4,570)    $      302     $     (458)    $   10,934
Comprehensive Income (Loss):
   Net income for year                   --             --            --           110             --             --            110
   Other comprehensive loss              --             --            --            --            (11)            --            (11)
                                                                                                                         ----------
     Comprehensive Income                                                                                                        99
                                 ----------     ----------    ----------    ----------     ----------     ----------     ----------
Balance at December 31, 2003      1,497,883             15        15,645        (4,460)           291           (458)        11,033
Comprehensive Income (Loss):
   Net loss for year                     --             --            --        (3,326)            --             --         (3,326)
   Other comprehensive income            --             --            --            --            558             --            558
                                                                                                                         ----------
     Comprehensive Loss                                                                                                      (2,768)
   Issuance of Common Stock to
   fund acquisition, net of
   fees of $40,000                  136,643              1         1,759            --             --             --          1,760
   Purchase of Treasury Stock        (2,400)            --            --            --             --            (32)           (32)
                                 ----------     ----------    ----------    ----------     ----------     ----------     ----------
 Balance at December 31, 2004     1,632,126             16        17,404        (7,786)           849           (490)         9,993
 Comprehensive Income (Loss):
   Net income for year                   --             --            --         1,210             --             --          1,210
   Other comprehensive loss              --             --            --            --            (14)            --            (14)
                                                                                                                         ----------
     Comprehensive Income                                                                                                     1,196
   Issuance of Common Stock
   rights offering, net of
   fees of $250,000                 538,676              6         3,649            --             --             --          3,655
   Purchase of Treasury Stock       (16,100)            --            --            --             --           (156)          (156)
 Balance at December 31, 2005     2,154,702     $       22    $   21,053    $   (6,576)    $      835     $     (646)    $   14,688
 Comprehensive Income (Loss):
   Net income for year                   --             --            --           865             --             --            865
   Other comprehensive income            --             --            --            --          1,126             --          1,126
                                                                                                                         ----------
   Comprehensive Income                                                                                                       1,991
    Stock Based Compensation             --             --            28            --             --             --             28
                                 ----------     ----------    ----------    ----------     ----------     ----------     ----------
 Balance at December 31, 2006     2,154,702     $       22    $   21,081    $   (5,711)    $    1,961     $     (646)    $   16,707
                                 ==========     ==========    ==========    ==========     ==========     ==========     ==========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      THE LGL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        Years Ended December 31,
                                                                              --------------------------------------------
                                                                                 2006             2005             2004
                                                                              ----------       ----------       ----------
OPERATING ACTIVITIES
Net income (loss)                                                             $      865       $    1,210       $   (3,326)
Adjustments to reconcile net income (loss) to net cash provided by (used
    in) operating activities:
Depreciation                                                                       1,193            1,398              980
Amortization of definite-lived intangible assets                                      96              111              187
(Gain) loss on disposal of fixed assets                                               --              (69)              47
Gain realized on sale of marketable securities                                    (1,750)            (567)              --
Lawsuit settlement provision                                                          --              150              775
Stock based compensation                                                              28               --               --
Deferred income taxes                                                                 --               --               (6)
Changes in operating assets and liabilities:
    Net Receivables                                                                1,150              514           (1,505)
    Inventories                                                                   (1,861)             807             (456)
    Accounts payable and accrued liabilities                                        (836)             249             (198)
    Other assets/liabilities                                                        (740)          (1,520)           1,592
                                                                              ----------       ----------       ----------
Net cash provided by (used in) operating activities                               (1,855)           2,283           (1,910)

INVESTING ACTIVITIES
Capital expenditures                                                                (755)            (343)            (440)
Restricted cash                                                                      554              475               --
Acquisition, net of cash acquired                                                     --               --           (7,348)
Proceeds from sale of  marketable securities                                       2,976            1,348               --
Proceeds from sale of fixed assets                                                    --              307               --
Payment on margin liability on marketable securities                                (330)          (1,236)            (300)
Purchase of marketable securities                                                    (68)              --             (754)
                                                                              ----------       ----------       ----------
Net cash provided by (used in) investing activities                                2,377              551           (8,842)

FINANCING
Net (repayments) borrowings of notes payable                                        (582)          (2,719)           3,581
Repayment of long--term debt                                                      (1,119)            (758)            (972)
Proceeds from long--term debt                                                         --               --            5,000
Issuance of common stock, net of fees                                                 --            3,655            1,760
Purchase of treasury stock                                                            --             (156)             (32)
Other                                                                                 96               76               14
                                                                              ----------       ----------       ----------
Net cash provided by (used in) financing activities                               (1,605)              98            9,351
Increase (decrease) in cash and cash equivalents                                  (1,083)           2,932           (1,401)
                                                                              ----------       ----------       ----------
Cash and cash equivalents at beginning of year                                     5,512            2,580            3,981
                                                                              ----------       ----------       ----------
Cash and cash equivalents at end of year                                      $    4,429       $    5,512       $    2,580
                                                                              ==========       ==========       ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest Paid                                                             $      626       $      772       $      343
                                                                              ==========       ==========       ==========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      THE LGL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

1. ACCOUNTING AND REPORTING POLICIES

      ORGANIZATION

      The LGL Group, Inc. (the "Company") is a diversified  holding company with subsidiaries  engaged  in  manufacturing  primarily  in the United  States.  The
Company has two principal  operating  subsidiaries  Mtron/PTI and Lynch Systems,
Inc ("Lynch  Systems").  Information on the Company's  operations by segment and geographic area is included in Note 12 -- "Segment Information".

      As of December 31, 2006, the Subsidiaries of the Company are as follows:

                                                                   Owned By LGL,
                                                                    Group, Inc.
                                                                   -------------
Lynch Systems, Inc...........................................         100.0%
M-tron Industries, Inc.......................................         100.0%
      M-tron Industries, Ltd.................................         100.0%
      Piezo Technology, Inc..................................         100.0%
              Piezo Technology India Private Ltd.............          99.9%

      PRINCIPLES OF CONSOLIDATION

      The  consolidated  financial  statements  include the  accounts of The LGL
Group,  Inc.  and  entities  in which Lynch had  majority  voting  control.  All intercompany transactions and accounts have been eliminated in consolidation.

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
During  2006,  the Company  began  disclosing  foreign  segment  information  by country. For consistency, the 2005 and 2004 related amounts are also provided in
Note 11 to the Consolidated Financial Statements "Segment Information".

      CASH AND CASH EQUIVALENTS

      Cash and cash  equivalents  consist of highly  liquid  investments  with a maturity of less than three months when purchased.

      At  December  31,  2006,  the  Company  had  $4,429,000  of cash  and cash equivalents, not including restricted cash, compared with $5,512,000 at December
31, 2005. At December 31, 2006,  $2,040,000 of this amount is invested in United
States Treasury money market funds for which  affiliates of the Company serve as investment  managers to the respective funds.  Interest earned on these funds is at market rates.  At December 31, 2005,  $47,000 was invested with the affiliate money manager.

      RESTRICTED CASH

      The  Company's  cash and cash  equivalents  at December  31, 2006  totaled
$4,525,000,  including  $96,000 of restricted cash. This restricted cash is held against a Stand-by  Letter of Credit  that was  issued to a  customer  against a partially completed machine. At December 31, 2005, the Company had $6,162,000 in cash and cash equivalents, including $650,000 of restricted cash. The restricted cash had secured a Stand-By  Letter of Credit that had been issued as collateral for MtronPTI's loan with the Bank of Omaha. As of October 16, 2006, the stand-by letter of credit was no longer in place and at October 19, 2006 the  restriction on the $650,000 on deposit was lifted. (See Note 3 to the Consolidated Financial
Statements - "Notes Payable to Banks and Long-term Debt").

      INVESTMENTS

      Investments  in marketable  equity  securities are classified as available for sale and are recorded at fair value as a component of other assets, pursuant to Statement of Financial  Accounting Standards No. 115, "Accounting for Certain
Investments in Debt and Equity Securities". Unrealized gains and losses on these securities,  net of income  taxes,  are  included in  shareholders'  equity as a component of accumulated other comprehensive  income (loss).  First in first out method is used in  determining  cost basis for the  calculation  of gain/loss of securities sold.  Investments in non-marketable  equity securities are accounted for  under  either  the  cost  or  equity  method  of  accounting.  The  Company periodically reviews investment securities for impairment based on criteria that include the duration of the market value decline. If a decline in the fair value of an investment  security is judged to be other than temporary,  the cost basis is written down to fair value with a charge to earnings.

      In December 2006, the Company entered into a cashless  collar  transaction
to  protect  itself  against  the  volatility   associated  with  the  Company's
investment in marketable  securities  which are designated as available for sale and  accordingly,  are marked to market.  Under the terms of the  collar,  which began on December 27, 2006 and had an  expiration  date of March 27,  2007,  the
Company hedged all of its marketable  securities  and received  protection  from market  fluctuations within a defined market price range. The fair value of this collar at  December  31, 2006 was  de-minimis.  On March 27,  2007,  the Company allowed the call to expire and exercised the put,  thereby  selling the stock at the option's strike price.

      The following is a summary of marketable securities  (investments) held by the Company (in thousands) December 31, 2006:

                                       Gross         Gross
                                    Unrealized     Unrealized     Estimated Fair
      December 31,       Cost          Gains         Losses            Value
      ------------      ------      ----------     ----------     --------------
          2006          $  833        $1,777           --              $2,610
          2005          $1,991        $  747           --              $2,738

      The Company had a margin liability  against this investment of $330,000 at
December  31, 2005 which was settled in February  2006 upon  disposition  of the related  securities.  At December 31, 2006, the Company has no margin  liability against its investments.

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

      INTANGIBLE ASSETS

      Intangible  assets are included in "other assets" and are recorded at cost less accumulated amortization.  Amortization is computed for financial reporting purposes using the  straight-line  method over the estimated useful lives of the assets,  which range from 2 years to 10 years. The intangible  assets of consist of customer relationships, trade name and funded technologies.

      REVENUE RECOGNITION

      Revenues,  with the  exception of certain  long-term  contracts  discussed below,  are  recognized  upon  shipment when title  passes.  Shipping  costs are included in manufacturing cost of sales.

      ACCOUNTING FOR LONG-TERM CONTRACTS

      Lynch Systems is engaged in the manufacture and marketing of glass-forming machines and specialized manufacturing machines. Certain sales contracts require an advance payment (usually 30% of the contract price) which is accounted for as a customer  advance.  The  contractual  sales  prices are paid either (i) as the manufacturing  process reaches  specified  levels of completion or (ii) based on the shipment  date.  Guarantees by letter of credit from a qualifying  financial institution  are  generally  required for most sales  contracts.  Because of the specialized  nature of these  machines and the period of time needed to complete production and shipping,  Lynch Systems  accounts for these  contracts using the percentage-of-completion  accounting  method as costs are  incurred  compared to total  estimated  project  costs (cost to cost  basis).  At December  31,  2006, unbilled  accounts  receivable  was $227,000  compared  with  unbilled  accounts receivable of $902,000 at December 31, 2005.

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

      WARRANTY EXPENSE

      Lynch Systems provides a full warranty to worldwide  customers who acquire machines.  The warranty covers both parts and labor and normally covers a period of one year or thirteen months.  Based upon historical  experience,  the Company provides for  estimated  warranty  costs based upon three to five percent of the selling price of the machine. The Company periodically  assesses the adequacy of the  reserve  and adjusts the  amounts as  necessary.  The  warranty  expense at
December 31, 2006 is comprised of the following:

                                                                 (in thousands)
                                                                 --------------
     Balance, January 1, 2005                                         $466
     Warranties issued during the year                                 186
     Settlements made during the year                                 (282)
     Changes in liabilities for pre-existing warranties
         during the year, including expirations                        (13)
                                                                 --------------
     Balance, December 31, 2005                                       $357
     Warranties issued during the year                                $169
     Settlements made during the year                                ($193)
     Changes in liabilities for pre-existing warranties
         during the year, including expirations                       (152)
                                                                 --------------
     Balance, December 31, 2006                                       $181
                                                                 ===============

      RESEARCH AND DEVELOPMENT COSTS

      Research and development costs are charged to operations as incurred. Such costs were  $2,549,000 in 2006 compared with  $2,505,000  and $1,193,000 in 2005 and 2004, respectively.

      ADVERTISING EXPENSE

      Advertising  costs are charged to operations as incurred.  Such costs were
$177,000  in  2006  compared  with  $181,000  and  $183,000  in 2005  and  2004, respectively.

      STOCK BASED COMPENSATION AND EARNINGS PER SHARE

      The Company  adopted the  provisions of Statement of Financial  Accounting
Standards 123R, "Share-Based Payment" ("SFAS 123R"),  beginning January 1, 2006, using the modified prospective transition method. SFAS 123R requires the Company to measure  the cost of employee  services  in  exchange  for an award of equity instruments  based on the  grant-date  fair value of the award and to  recognize
cost  over  the  requisite  service  period.   Under  the  modified  prospective
transition  method,  financial  statements  for  periods  prior  to the  date of adoption are not adjusted for the change in  accounting.  However,  compensation expense  is  recognized  for (a) all  share-based  payments  granted  after  the effective  date under SFAS 123R,  and (b) all awards  granted  under SFAS 123 to employees  prior to the  effective  date that remain  unvested on the  effective date. The Company recognizes  compensation expense on fixed awards with pro rata vesting on a straight-line basis over the vesting period.

      Prior to January 1, 2006,  the Company used the intrinsic  value method to account for stock-based employee  compensation under Accounting Principles Board
Opinion No. 25,  "Accounting  for Stock Issued to Employees,"  and therefore the
Company did not  recognize  compensation  expense in  association  with  options granted at or above the market price of the  Company's  common stock at the date of grant.

      On May 2005,  the Company  granted  options to purchase  120,000 shares of common  stock to certain  employees  and  directors of the Company at $13.17 per share.  The vesting of these shares was accelerated to reduce the effects of the adoption  of SFAS  123R,  which  requires  companies  to  recognize  stock-based compensation  associated with stock options based on the fair value method.  Had the Company not taken this action, $300,000 of stock-based  compensation charges would have been  recorded in the  statement of  operations  through  fiscal 2010
(approximately  $68,000 in fiscal years 2006,  2007,  2008, 2009 and $28,000 for the five months in fiscal 2010.)

      The adoption of SFAS 123R did not have a material  impact on the Company's results  of  operations,  cash flows and  earnings  per share for the year ended
December 31, 2006 due to the fact that all of the  Company's  outstanding  stock options were fully vested at December 31, 2005.

      In September 2006, the Company issued  restricted  stock to two executives which are being  accounted  for under SFAS No. 123 R. Total  stock  compensation expense  recognized  by the  Company  for  the  year  ended  December  31,  2006 associated with this restricted  stock was $28,000.  The remaining  unrecognized compensation  expense of $137,000 will be  recognized  rateably over the next 20 months.

      The  following  table  presents a  reconciliation  of reported  net income
(loss) and per share information to pro forma net loss and per share information that would have been  reported if the fair value method had been used to account for stock-based employee compensation in 2005 and 2004.

                                                                      2005          2004
Net income (loss)-as reported                                      $ 1,210       ($3,326)
Deduct: Total stock-based employee compensation expense
determined under fair value based methods for all awards, net
of related tax effects                                                (340)          (52)
                                                                   ---------------------
   Net income (loss) pro forma                                     $   870       ($3,378)
                                                                   =====================
   Earnings (loss) per share:
Basic and diluted earnings (loss) - as reported                    $  0.73       ($ 2.18)
Basic and diluted (loss) earnings  - pro forma                     $  0.52       ($ 2.22)

      The fair value of each option is  estimated on the date of the grant using the  Black-Scholes-Merton  option-pricing  model  with  the  following  weighted average assumptions:

                                                                       2005           2004
Dividend Yield                                                           0.0%           0.0%
Expected volatility                                                     49.0%          48.5%
Risk-free interest rate                                                  3.0%           5.2%
Expected lives (years)                                                   5.0           10.0
Weighted average fair value of options granted during the year      $   2.83       $   9.74

      Historical  Company  information  was the primary  basis for the  expected volatility  assumption.  Prior year  grants  were  calculated  using  historical volatility as the Company believes that the historical  volatility over the life of the option is more  indicative  of the  options  expected  volatility  in the future. Based on past history of actual performance,  a zero forfeiture rate has been assumed.

      The Company  computes  earnings per share in accordance with SFAS No. 128,
EARNINGS PER SHARE.  Basic earnings per share is computed by dividing net income by the weighted average number of common shares  outstanding  during the period.
Diluted  earnings per share adjusts basic  earnings per share for the effects of stock options, restricted common stock, and other potentially dilutive financial instruments, only in the periods in which the effects are dilutive.

      The following securities have been excluded from the dilutive earnings per share  computation  because the impact of the assumed  exercise of stock options and vesting of restricted stock would have been anti-dilutive:

                                       44

                                                 2006         2005         2004
                                               ---------------------------------

Options to purchase common stock               275,000      300,000      180,000
Unvested restricted stock                       20,000            0            0
                                               -------      -------      -------
Total                                          295,000      300,000      180,000

      CONCENTRATION OF CREDIT RISK

      In 2006, an electronics  manufacturing company accounted for approximately
$4,400,000  of total  revenue  of  $41,549,000,  or 10.6%  of  MtronPTI's  total revenues,  compared to approximately 14% and 18% for MtronPTI's largest customer in 2005 and 2004,  respectively.  (No other customer accounted for more than 10%
of its  2006  revenues.)  Sales  to its  ten  largest  customers  accounted  for approximately  58.6% of revenues in 2006,  compared to approximately 63% and 48%
of revenues for 2005 and 2004, respectively.

      Lynch  Systems'  sales  to  its  ten  largest   customers   accounted  for
approximately  84% of its revenues in 2006  compared with 79% of its revenues in
2005 and 80% in  2004.  Lynch  Systems'  sales to its  single  largest  customer accounted for approximately  39% of its 2006 revenues,  compared with 46% of its revenues in 2005 and 36% in 2004. If a significant customer reduces,  delays, or cancels its orders for any reason,  the  business and results of  operations  of
Lynch Systems would be negatively affected.

      In 2006,  approximately  15.9% of MtronPTI's  revenue was  attributable to finished products that were manufactured by an independent contract manufacturer located in both Korea and China.  We expect this  manufacturer  to account for a smaller but  substantial  portion of MtronPTI's  revenues in 2006 and a material portion of  MtronPTI's  revenues for the next several  years.  MtronPTI does not have a  written,  long-term  supply  contract  with this  manufacturer.  If this manufacturer  becomes unable to provide products in the quantities needed, or at acceptable  prices,  MtronPTI  would have to  identify  and  qualify  acceptable replacement  manufacturers  or  manufacture  the  products  internally.  Due  to specific  product  knowledge and process  capability,  MtronPTI could  encounter difficulties  in  locating,  qualifying  and  entering  into  arrangements  with replacement manufacturers. As a result, a reduction in the production capability or financial viability of this manufacturer, or a termination of, or significant interruption in, MtronPTI's  relationship with this manufacturer,  may adversely affect MtronPTI's results of operations and our financial condition.

      SEGMENT INFORMATION

      The Company  reports  segment  information in accordance with Statement of
Financial  Accounting  Standards  No.  131,  "Disclosures  about  Segments of an
Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires companies to report financial and descriptive information for each operating segment based on management's internal organizational  decision-making  structure. See Note 11 to the Consolidated Financial Statements - "Segment Information" - for the detailed presentation of the Company's business segments.

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

      GUARANTEES

      At December 31, 2006, the Company guaranteed (unsecured) the BB& T loans of
Lynch  Systems.  The loan was paid off in February,  2007. The BB& T revolver was replaced with a revolving loan with Bank of America. The Company guarantees this loan  which  is  secured  by  cash  on  deposit.  The  Company  also  guarantees
(unsecured)  the RBC loan of MtronPTI.  As of December  31,  2006,  there are no obligations to the RBC Centura Bank.

      The Company had guaranteed to First National Bank of Omaha the payment and performance  of  Mtron's  obligations  under the Loan  Agreement  and  ancillary agreements and  instruments  and had guaranteed a Letter of Credit issued to the
First  National  Bank  of  Omaha  on  behalf  of  MtronPTI  (see  Note  3 to the
Consolidated Financial Statements - "Notes Payable to Banks and Long-term Debt.)
As of October 2006, the Letter of Credit is no longer in place.

      There  is  no  other  financial,   performance,   indirect  guarantees  or
indemnification agreement.

      RECENT ISSUED ACCOUNTING PRONOUNCEMENTS

      On January 1, 2006 the Company  adopted  revised  Statement  of  Financial
Accounting  Standards No. 123 ("SFAS No. 123-R"),  "Share-Based  Payments." SFAS
123-R requires companies to measure  compensation costs for share-based payments to employees,  including  stock options and restricted  stock, at fair value and expense such compensation over the service period.  Under SFAS 123-R,  companies must  determine  the  appropriate  fair  value  model  to be  used  for  valuing share-based  payments,  the amortization  method for  compensation  cost and the transition method to be used at date of adoption.

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

2. INVENTORIES

      Inventories  are stated at the lower of cost or market value. At MtronPTI, inventories are valued using the  first-in-first-out  (FIFO) method for 69.3% of the inventory and the remaining 30.7% is valued using last-in-first-out  (LIFO).
At Lynch Systems,  100% of the inventory is valued at last-in-first-out  (LIFO), with no inventory valued using FIFO. Total consolidated inventories valued using
LIFO represent 49.2% of  consolidated  inventories at December 31, 2006 compared with 50.8% of consolidated  inventories  valued using LIFO at December 31, 2005.
(The balance of consolidated  inventory at December 31, 2006 and 2005 are valued using FIFO.) If actual market  conditions  are more or less favorable than those projected by management, adjustments may be required.

                                                           December 31,
                                                      --------------------
                                                       2006          2005
                                                      ------        ------
                                                          (in thousands)
      Raw materials and supplies .............        $3,016        $2,817
      Work in progress .......................         2,394         2,232
      Finished goods .........................         3,496         1,996
                                                      ------        ------
          Total ..............................        $8,906        $7,045
                                                      ======        ======

      Current cost  exceeded the LIFO value of  inventories  by  $1,038,000  and
$1,075,000 at December 31, 2006 and 2005, respectively.

3. NOTES PAYABLE TO BANKS AND LONG-TERM DEBT

      Notes payable to banks and long-term debt is comprised of:

                                                                                                   December 31,
                                                                                                   ------------
                                                                                                  2006       2005
                                                                                                  ----       ----
NOTES PAYABLE:                                                                                     (in thousands)
Mtron revolving loan (First National Bank of Omaha) at greater of prime or 4.5%
    (which is  8.25% at December 31, 2006), due May 2007                                        $ 1,356     $ 2,082
Lynch Systems working capital revolving loan (BB& T) at One Month LIBOR + 2.75%,
    (which is 8.07% at December 31, 2006), due January 29, 2007                                     900         756
                                                                                                -------     -------
                                                                                                $ 2,256     $ 2,838
                                                                                                =======     =======
LONG-TERM DEBT:
Lynch Systems term loan (SunTrust) at a fixed interest rate of 6.5%  was repaid
    in February 2006                                                                                 --     $   378
Mtron term loan (RBC) due October 2010.  The note bears interest at LIBOR Base Rate plus
    2.75%.  Interest rate swap converts loan to a fixed rate, at 7.51% at December 31, 2006       2,964       3,030
Mtron term loan (First National Bank of Omaha) at greater of: prime plus 50 basis points or
    4.5%; 8.75% at December 31, 2006, due October 2007                                            1,287       1,612
Mtron commercial bank term loan at variable interest rates (8.75% at December 31, 2006), due
    April 2007                                                                                      239         456
South Dakota Board of Economic Development at a fixed rate of 3%, due December 2007                 250         262
Yankton Areawide Business Council loan at a fixed interest rate of 5.5%, due November 2007           65          74
Rice University Promissory Note at a fixed interest rate of 4.5%, due August 2009                   203         275
Smythe Estate Promissory Note at a fixed interest rate of 4.5% due August 2009                      119         159
                                                                                                -------     -------
                                                                                                  5,127       6,246
Current maturities                                                                               (2,027)     (1,215)
                                                                                                -------     -------
Long Term Debt                                                                                  $ 3,100     $ 5,031
                                                                                                =======     =======

      Lynch Systems and MtronPTI  maintain their own  short-term  line of credit facilities. In general, the credit facilities are secured by property, plant and equipment,  inventory,  receivables and common stock of certain subsidiaries and contain certain covenants restricting  distributions to the Company. At December
31,  2005,  MtronPTI's  credit  facility  included an unsecured  parent  Company guarantee which was supported by a $650,000 Letter of Credit that was secured by a $650,000  deposit at Bank of  America.  As of October 7, 2006,  the Company no
longer  guarantees  the Letter of Credit and the  $650,000  deposit is no longer restricted.  The Lynch  credit  facility  includes an unsecured  parent  Company guarantee at December 31, 2005 and 2006.

      At December  31,  2006,  the Company had  $2,256,000  in notes  payable to banks.  At December 31, 2006,  Mtron's  short-term  credit  facility  with First
National Bank of Omaha ("FNBO") is $5,500,000,  under which there is a revolving credit loan for $1,356,000.  The Revolving Loan bears interest at the greater of prime rate or 4.5%.  On May 31, 2006,  Mtron renewed its credit  agreement  with
FNBO extending the due date of its revolving loan to May 31, 2007.

      The Company also had a working capital  revolver at Lynch Systems that had been  entered  into in  October  2005 with  Branch  Banking  and  Trust  Company
("BB& T").  The revolving loan had a $3,500,000  borrowing capacity,  due January
29, 2007 and bore  interest at the One Month LIBOR Rate plus 2.75%.  At December
31, 2006, Lynch's  borrowings on the line of credit were $900,000.  The revolver expired by its own terms in January 29,  2007.  The line of credit,  borrowings, plus accrued  interest of $905,000  was repaid on February  13, 2007,  and a new line of credit has been  established  which allows for $1,100,000 of borrowings.
Borrowings  on this new Lynch Systems line bear interest at a rate of LIBOR plus
1.75%.  The entire  borrowing  capacity is  collateralized  by a  $1,100,000  of restricted cash on deposit.

      The BB& T Loan  Agreement  contains a variety of  affirmative  and negative covenants of types customary in an asset-based lending facility, including those relating to  reporting  requirements,  maintenance  of records,  properties  and corporate existence,  compliance with laws, incurrence of other indebtedness and liens,  restrictions  on certain  payments and  transactions  and  extraordinary corporate  events.  The BB& T Loan  Agreement also contains  financial  covenants relating to maintenance of levels of minimal tangible net worth, a debt to worth ratio, and restricting the amount of capital expenditures. In addition, the BB& T
Loan  Agreement  provides that the following will  constitute  events of default thereunder, subject to certain grace periods: (i) payment defaults; (ii) failure to meet reporting requirements; (iii) breach of other obligations under the BB& T
Loan Agreement;  (iv) default with respect to other material  indebtedness;  (v)
final  judgment  for a  material  amount  not  discharged  or  stayed;  and (vi)
bankruptcy or insolvency.  The Company was in compliance with these covenants at
December  31,  2006 except for the  tangible  net worth  covenant  for which the
Company received a waiver from BB& T.

      The Company had a  $6,744,000  of unused  borrowing  capacity  under Lynch
Systems' and MtronPTI's revolving lines of credit at December 31, 2006, compared to $5,327,000 at December 31, 2005.

      At December 31, 2006, the Company had $2,027,000 in current  maturities of long-term  debt. The Company  believes that existing cash and cash  equivalents, cash generated from operations and available  borrowings under its subsidiaries'
lines of credit, including the proposed renewals, will be sufficient to meet its ongoing working capital and capital expenditure requirements for the foreseeable future.

      On September 30, 2005,  MtronPTI  entered into a Loan  Agreement  with RBC
Centura Bank  ("RBC").  The RBC Term Loan  Agreement  provided for a loan in the amount of $3,040,000  (the "RBC Term Loan"),  the proceeds of which were used to pay off the  $3,000,000  bridge loan with First National Bank of Omaha which had been due October 2005.  The RBC Term Loan bears interest at LIBOR Base Rate plus
2.75%  and is to be  repaid  in  monthly  installments  based on a  twenty  year amortization,  with the then remaining principal balance to be paid on the fifth anniversary  of the RBC Term Loan. The RBC Term Loan is secured by a mortgage on
PTI's premises.  In connection with this RBC Term Loan,  MtronPTI entered into a five-year interest rate swap from which it will receive periodic payments at the
LIBOR Base Rate and make periodic payments at a fixed rate of 7.51% with monthly settlement and rate reset dates.  The Company has designated this swap as a cash flow hedge in accordance with FASB 133  "Accounting  for Derivative  Instruments and Hedging  Activities".  The fair value of the interest  rate swap at December
31, 2006 is $22,000,  $14,000 net of tax,  and is included in "other  assets" on the balance  sheet and at  December  31,  2005 was  ($1,000)  net of tax and was
included in "other  liabilities" on the balance sheet. The value is reflected in within other comprehensive income, net of tax.

      All  outstanding  obligations  under  the  RBC  Term  Loan  Agreement  are collateralized  by  security  interests  in the  assets  of  MtronPTI.  The Loan
Agreement  contains a variety of  affirmative  and  negative  covenants of types customary in an asset-based  lending facility.  The Loan Agreement also contains financial  covenants  relating to maintenance of levels of minimal  tangible net worth and working  capital,  and  current,  leverage  and fixed  charge  ratios, restricting  the amount of capital  expenditures.  At  December  31,  2006,  the
Company was in compliance with these covenants.

      On October 14, 2004,  MtronPTI,  entered into a Loan  Agreement with First
National  Bank of  Omaha.  The FNBO  Loan  Agreement  provides  for loans in the amounts of  $2,000,000  (the "Term Loan") in addition to the  $3,000,000  Bridge
Loan  referred  to above.  The Term Loan bears  interest at the greater of prime rate plus 50 basis points,  or 4.5%,  and is repaid in monthly  installments  of
$37,514,  with the then remaining  principal balance plus accrued interest to be paid on the third  anniversary  of the Loan  Agreement,  October  2007.  Accrued
interest thereon was payable monthly and the principal amount thereof,  together with accrued interest.

      On October 14,  2004,  in  connection  with the  acquisition  of PTI,  the
Company provided  $1,800,000 of subordinated  financing to MtronPTI and MtronPTI issued a subordinated  promissory note to the Company in such amount  increasing the subordinated total to $2,500,000. In October 2006, an additional $75,000 was lent  to  Mtron  to  enable  it to  make  an  investment  in  marketable  equity securities.

      The Board of Directors has adopted a policy of not paying cash  dividends, a policy  which is  reviewed  annually.  This  policy  takes  into  account  the long-term  growth  objectives  of the  Company,  especially  in its  acquisition program, shareholders' desire for capital appreciation of their holdings and the current tax law disincentives for corporate dividend distributions. Accordingly, no cash dividends have been paid since January 30, 1989 and none are expected to be paid in 2007. (See Note 3 to the Consolidated  Financial  Statements - "Notes
Payable  to Banks  and  Long-term  Debts" - for  restrictions  on the  company's assets).

      The debt decreased at both MtronPTI and Lynch Systems due to repayments of revolving debt and scheduled  payments on long-term  debt.  Debt  outstanding at
December 31, 2006  included  $3,601,000  of fixed rate debt at year-end  average interest rate of 5% (after considering the effect of the interest rate swap) and variable rate debt of $3,782,000 at a year end average rate of 8.45%.

            Aggregate  principal  maturities  of long-term  debt for each of the next five years are as follows:

2007 - $2,027,000; 2008 - $204,000; 2009 - $170,000; and 2010 - $2,726,000.

4. RELATED PARTY TRANSACTIONS

      At  December  31,  2006,  the  Company  had  $4,429,000  of cash  and cash equivalents, not including restricted cash, compared with $5,512,000 at December
31, 2005. Of this amount, $2,040,000 is invested in United States Treasury money market funds for which affiliates of the Company serve as investment managers to the  respective  funds.  At December  31, 2005,  $47,000 was  invested  with the affiliate money manager.

5. STOCK OPTION PLANS

      On May 26, 2005,  the Company's  shareholders  approved  amendments to the
2001  Equity  Incentive  Plan to  increase  the  total  number  of shares of the
Company's Common Stock available for issuance from 300,000 to 600,000 shares and to add  provisions  that require  terms and  conditions of awards to comply with section 409A of the Internal  Revenue  Code of 1986.  Also on May 26, 2005,  the
Company  granted  options to purchase  120,000 shares of Company common stock to certain  employees  and  directors  of the  Company at $13.17  per share.  These options were fully vested in 2005, are anti-dilutive,  and expire at the earlier of May  25,  2010  or 90  days  following  the  termination  or  resignation  of employment.  Of these  120,000  options,  at December  31, 2006,  95,000  remain outstanding.  Also outstanding at December 31, 2006, are 180,000 options granted in 2001 to a former Chief Executive  Officer at $17.50 per share.  These options
are  also  anti-dilutive;   they  expire  on  October  1,  2009.  Total  options
outstanding  at December 31, 2006,  is 275,000 as  summarized  in the  following table:

--------------------------------------------------------------------------------
                                        Weighted-Average
                                        Remaining
Exercise Price    Number Outstanding    Contractual Life      Number Exercisable
--------------------------------------------------------------------------------
$17.50                 180,000                         2.6         180,000
--------------------------------------------------------------------------------
$13.17                  95,000                         3.4          95,000
--------------------------------------------------------------------------------
Total                  275,000                                     275,000
--------------------------------------------------------------------------------

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2006:

                                           Number of
                                             Stock          Weighted Average    Weighted Average
                                            Options          Exercise price      Years Remaining
------------------------------------------------------------------------------------------------
Oustanding at December 31, 2005               300,000                  15.77                 3.9
------------------------------------------------------------------------------------------------
Granted during 2006                                 -                      -                   -
------------------------------------------------------------------------------------------------
Exercised during 2006                               -                      -                   -
------------------------------------------------------------------------------------------------
Forfeited during 2006                         (25,000)                 13.17                   -
------------------------------------------------------------------------------------------------
Oustanding at December 31, 2006               275,000                  16.01                 2.9
------------------------------------------------------------------------------------------------
Exercisable at December 31, 2006              275,000                  16.01                 2.9
------------------------------------------------------------------------------------------------
Vested                                        275,000                  16.01                 2.9
------------------------------------------------------------------------------------------------

      Pro forma  information  regarding  net  income and  earnings  per share is required by SFAS 123,  which  requires that the  information be determined as if the Company has  accounted  for its employee  stock options under the fair value method of that Statement.  The fair value for these options was estimated at the date of grant using a  Black-Scholes-Merton  option pricing model. See Note 1 to the  Consolidated  Financial  Statements - "Accounting and Reporting  Policies -
Stock Based Compensation and Earnings Per Share".

      In connection with the separation of the Company CEO on December 29, 2006, his 75,000 options were forfeited 90 days thereafter, on March 29, 2007.

6. SHAREHOLDERS' EQUITY

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

      The Board of Directors previously  authorized the purchase of up to 50,000 shares of Common  Stock.  During 2005 the  Company  purchased  16,100  shares of
Common  Stock at an average  price of $9.67 per share.  (During 2004 the Company purchased 2,400 shares of Common Stock at an average price of $13.38 per share.)
There were no stock purchases in 2006.

      Both  Mtron and Lynch  Systems  have plans that  provided  certain  former shareholders  with Stock  Appreciation  Rights  (SAR's).  These  SAR's are fully vested and expire at the  earlier of certain  defined  events,  or 2008 to 2010.
These SAR's provide the participants a certain percentage, ranging from 1-5%, of the  increase in the  defined  value of Mtron and Lynch  Systems,  respectively.
Expense  related to the SAR's was  $27,400 in 2006,  $18,000 in 2005,  and $0 in
2004 (during the year ended  December 31, 2004,  the Company paid out the entire
SAR  liability  that  had been  accrued  at  December  31,  2003).  There is SAR liability at December 31, 2006 of $45,000  compared with $18,000 at December 31,
2005.

      During the third quarter of 2006, the Company issued  restricted  stock to two executives  which are being  accounted for under SFAS No. 123 R. Total stock compensation  expense  recognized by the Company for the year ended December 31,
2006 associated with this restricted stock was $28,000,  causing additional paid in capital to increase by this amount.

7. INCOME TAXES

      The Company files consolidated federal income tax returns,  which includes all subsidiaries.

The Company has a net operating loss ("NOL")  carry-forward of $ 2,836,000 as of
December 31, 2006 compared with its net operating loss ("NOL")  carry-forward of
$2,404,000  as of  December  31,  2005.  This NOL  expires  through  2026 if not utilized  prior to that date.  The Company has research and  development  credit carry-forwards  of  approximately  $561,000 at December 31, 2006  (compared with
$357,000  at December  31,  2005) that can be used to reduce  future  income tax liabilities  and expire  principally  between 2020 and 2026.  In  addition,  the
Company has  foreign  tax credit  carry-forwards  of  approximately  $210,000 at
December  31,  2006   compared  with  foreign  tax  credit   carry-forwards   of
approximately $169,000 at December 31, 2005, that are available to reduce future
U.S. income tax liabilities  subject to certain  limitations.  These foreign tax credit carry-forwards expire at various times through 2016.

      Deferred  income  taxes  for  2006  and 2005  provided  for the  temporary differences  between  the  financial  reporting  basis  and the tax basis of the
Company's  assets  and  liabilities.   Cumulative   temporary   differences  and
carry-forwards at December 31, 2006 and 2005 are as follows:

                                                                      December 31, 2006           December 31, 2005
                                                                 -----------------------       ----------------------
                                                                        Deferred Tax                Deferred Tax
                                                                   Asset       Liability        Asset        Liability
                                                                 --------      ---------       -------       ---------
                                                                                 (in thousands)

Inventory reserve.........................................            661                      $   601         $    --
Fixed assets..............................................                        1,084             --           1,448
Other reserves and accruals...............................          1,781                        2,163              --
Other.....................................................                        1,163             --             547
Tax loss and other credit carry-forwards..................          1,963                        1,554              --
                                                                 --------       -------        -------         -------
Total deferred income taxes...............................          4,405         2,247          4,318           1,995
                                                                                =======                        =======
Valuation allowance.......................................         (2,047)                      (2,212)
                                                                 --------                      -------
 Cumulative temporary differences                                  $2,358                      $ 2,106
                                                                 ========                      =======

      At December 31, 2006 the net  deferred tax asset of $111,000  presented in the  Company's  balance  sheet is comprised of deferred tax assets of $2,358,000 offset by deferred tax  liabilities of $2,247,000.  At December 31, 2005 the net deferred  tax asset of $111,000  presented  in the  Company's  balance  sheet is
comprised  of  deferred  tax  assets  of  $2,106,000   offset  by  deferred  tax
liabilities of $1,995,000.  The carrying value of the Company's net deferred tax asset at December  31, 2006 of $111,000 is equal to the amount of the  Company's carry-forward alternative minimum tax ("AMT") at that date. These AMT credits do not expire.

      The  provision  (benefit) for income taxes from  continuing  operations is summarized as follows:

                                 2006           2005           2004
                              --------       --------       --------
                                          (in thousands)
      Current:
         Federal .......      $   (492)      $   (484)      $     --
         State and local            --             91             24
         Foreign .......           266            184             82
                              --------       --------       --------
      Total Current ....          (226)          (209)           106
                              --------       --------       --------
      Deferred:
         Federal .......            --             --             --
         State and local            --             --             (6)
                              --------       --------       --------
      Total Deferred ...            --             --             (6)
                              --------       --------       --------
                              $   (226)      $   (209)      $    100
                              ========       ========       ========

      A  reconciliation  of  the  provision  (benefit)  for  income  taxes  from continuing  operations and the amount computed by applying the statutory federal
income  tax  rate  to  income  before  income  taxes,   minority   interest  and
extraordinary item:

                                                           2006          2005          2004
                                                         -------       -------       -------
                                                                   (in thousands)

      Tax (benefit) at statutory rate .............      $   217       $   340       $(1,097)
      Permanent Differences .......................           91            98             6
      Foreign tax rate differential ...............          (73)          (40)          (87)
      State and local taxes, net of federal benefit           12            61             5
      Foreign export sales benefit ................          (12)          (17)          (66)
      Change in tax reserves ......................         (492)         (484)           --
      Valuation allowance .........................            6          (178)        1,245
      Other .......................................           25            11            94
                                                         -------       -------       -------
                                                         $  (226)      $  (209)      $   100
                                                         =======       =======       =======

      The income tax benefit for the period  ended  December  31, 2006  included federal,  as well as state,  local,  and foreign taxes offset by provisions made for certain net operating loss  carry-forwards  that may not be fully  realized.
The income tax benefit also includes a non-recurring  reduction to an income tax reserve of $492,000 in the third quarter 2006, which was originally provided for during 2005.

      The income tax benefit for the period  ended  December  31, 2005  included federal,  as well as state,  local,  and foreign taxes offset by provisions made for certain net operating loss  carry-forwards  that may not be fully  realized.
The income tax benefit also includes a non-recurring  reduction to an income tax reserve of $716,000 in the third quarter 2005, which was originally provided for during 2001.  The tax reserve was  increased in the fourth  quarter of 2005 by a net provision for federal and state tax reserves identified in that period.

      Profit  before  income  taxes  from  foreign  operations  was  $2,096,000,
$1,169,000,  and $499,000 in 2006, 2005, and 2004 respectively.  At December 31,
2006,  U.S.  income  taxes have been  provided on  approximately  $3,424,000  of earnings of the Company's  foreign  subsidiaries  because these earnings are not considered to be indefinitely reinvested.

      Federal, State and Foreign income tax payments were $335,000, $202,000 and
$83,000, for the years 2006, 2005 and 2004, respectively.

      The valuation  allowance  decreased from $2,212,000 in 2005 to $ 2,047,000 at December 31, 2006.

8. OTHER COMPREHENSIVE INCOME (LOSS)

      Other  comprehensive  income (loss)  includes the changes in fair value of investments  classified  as  available  for sale,  the changes in fair values of derivatives designated as cash flow hedges, and translation adjustments.

      For the year ended  December  31,  2006,  total  comprehensive  income was
$1,991,000,  comprised of Other  Comprehensive  Income of  $1,126,000,  plus net income of $865,000,  for the year ended December 31, 2006.  Other  Comprehensive
Income  included   $1,030,000  from  unrealized  gains  on  available  for  sale securities,  $82,000 of currency  translation  gain  associated  with MtronPTI's foreign subsidiary,  and $14,000,  the fair value of the interest rate swap, net of tax.

      Total  comprehensive  income was $1,196,000 in the year ended December 31,
2005,  including  other  comprehensive  loss of  $88,000 on  available  for sale securities,  $75,000 of currency translation  associated with MtronPTI's foreign subsidiary,  and $1,000,  the fair value of the interest rate swap,  net of tax, and net income of $1, 210,000.

      Total  comprehensive  loss was  $2,768,000 in the year ended  December 31,
2004, including "other" comprehensive income of $544,000 for unrealized gains on available for sale  securities  and $14,000 of currency  translation  associated with MtronPTI's foreign subsidiary.

      The components of accumulated other  comprehensive  income, net of related tax, at December 31, 2006, 2005, and 2004 are as follows:

                                                                              December 31,
                                                                    -------------------------------
                                                                      2006        2005         2004
                                                                    ------      ------       ------
                                                                           (in thousands)

      Balance beginning of year ..............................      $  835      $  849       $  291
      Foreign currency translation ...........................          82          75           14
      Deferred gain/(loss) on hedge contract .................          14          (1)          --
      Unrealized (loss ) gain on available for-sale securities       1,030         (88)         544

                                                                    ------      ------       ------
      Accumulated other comprehensive income .................      $1,961      $  835       $  849
                                                                    ======      ======       ======

9.  EMPLOYEE BENEFIT PLANS

      The  Company,  through its  operating  subsidiaries,  has several  defined contribution  plans for eligible  employees.  The following table sets forth the consolidated expenses for these plans:

                                             December 31,
                                      ------------------------
                                      2006      2005      2004
                                      ----      ----      ----
                                           (in thousands)

      Defined contribution total      $175      $187      $ 90
                                      ====      ====      ====

      Under the Lynch  Systems and  MtronPTI  defined  contribution  plans,  the
Company   contributes  up  to  a  maximum  of  62.5  percent  of   participants'
contributions  that do not exceed  $800 per  participant  in the plan year.  The
Company  contribution  occurs at the end of the plan year and the participant is immediately  vested  in the  employers'  contribution.  Under  the  PTI  defined contribution  plan,  the  Company  contributes  50  percent  of the  first 6% of eligible compensation contributed by participants. The Company is in the process of merging its two 401K plans.

10. COMMITMENTS AND CONTINGENCIES

      In  the  normal  course  of  business,  subsidiaries  of the  Company  are defendants in certain product liability, worker claims and other litigation. The following matters have been resolved;  the Company has no litigation  pending at this time.

IN RE: SPINNAKER COATING,  INC.,  DEBTOR/PACE LOCAL 1-1069 V. SPINNAKER COATING,
INC., AND THE LGL GROUP, INC., U.S. BANKRUPTCY COURT, DISTRICT OF MAINE, CHAPTER
11, ADV.  PRO. NO.  02-2007,  AND PACE LOCAL  1-1069 V. THE LGL GROUP,  INC. AND
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

      Both PACE and the Company  appealed to the Maine Supreme  Judicial  Court.
The  parties  filed  written  briefs  during  April  and May 2005 and made  oral arguments  to the Supreme  Court on  September  13,  2005.  On January 13, 2006,
before the Superior  Court issued its  decision,  the Company and PACE agreed to settle the case.  The  settlement  included  payment of a total of  $800,000  to resolve  the claims of 67  workers  who lost  their  jobs in 2001.  This  amount included $677,000 in severance and $123,000 in interest. The settlement was paid in full in March 2006.  The  parties  also  withdrew  their  respective  appeals pending in the Supreme Court and, therefore,  no decision was ever issued by the
Court.

QUI TAM LAWSUIT

      The Company,  Lynch  Interactive  and numerous other parties were named as defendants  in a  lawsuit  originally  brought  under  the  so-called  "qui tam"
provisions of the federal False Claims Act in the United States  District  Court
for the  District  of  Columbia.  The main  allegation  in the case was that the defendants  participated  in  the  creation  of  "sham"  bidding  entities  that allegedly  defrauded the United States Treasury by improperly  participating  in
Federal Communications  Commission ("FCC") spectrum auctions restricted to small businesses,  as well as obtaining  "bidding  credits" in other spectrum auctions allocated  to "small"  and "very  small"  businesses.  In May 2006,  a tentative settlement  was  reached  pursuant  to which  the  defendants  agreed to pay the government $130 million, plus approximately $8.7 million to relator's counsel as legal fees and expenses. In July 2006, the definitive settlement agreements with the  government  and the relator were signed and  approved by the federal  judge hearing the case,  and the case was dismissed  with prejudice in August 2006. In entering into the settlement  agreements,  the Company admitted no liability and the  conduct  giving rise to the case is  expressly  excluded as a basis for any future administrative proceedings by the FCC.

      For a historical  chronology  of the case,  please refer to the  Company's prior SEC filings.

RENT EXPENSE

      Rent expense under operating leases was $197,000,  $291,000,  and $285,000 for the years ended December 31, 2006, 2005, and 2004, respectively. The Company leases certain  property and  equipment,  including  warehousing,  and sales and distribution  equipment,  under  operating  leases  that extend from one to five years. Certain of these leases have renewal options.

      Future minimum rental payments under long-term  non-cancellable  operating leases subsequent to December 31, 2006 are as follows:

                                         (in thousands)
                          2007 ..............      63
                          2008 ..............      19
                          2009 ..............       4
                          2010 and thereafter       3

11. SEGMENT INFORMATION

      The Company has two reportable  business segments:  1) glass manufacturing equipment  business,  which  represents the operations of Lynch Systems,  and 2)
frequency  control devices  (quartz  crystals and  oscillators)  that represents products manufactured and sold by MtronPTI.  The Company's foreign operations in
Hong Kong and India exist under MtronPTI.

      Operating  profit  (loss) is equal to revenues  less  operating  expenses, excluding  investment  income,  interest expense,  and income taxes. The Company allocates  a  negligible  portion  of  its  general  corporate  expenses  to its operating segments.  Such allocation was $300,000 in 2006, $500,000 in 2005, and
$350,000 in 2004.  Identifiable  assets of each industry  segment are the assets used by the  segment  in its  operations  excluding  general  corporate  assets.
General corporate assets are principally cash and cash  equivalents,  short-term investments and certain other investments and receivables.

                                                           Years Ended December 31,
                                                    --------------------------------------
                                                      2006           2005           2004
                                                    --------       --------       --------
                                                                (in thousands)
REVENUES
Glass manufacturing equipment - USA                 $  1,422       $  1,992       $  1,114
Glass manufacturing equipment - Foreign                6,329          9,140          9,307
                                                    --------       --------       --------
Total glass manufacturing equipment                    7,751         11,132         10,421

Frequency control devices - USA                       20,501         19,078         12,096
Frequency control devices - Foreign                   21,048         15,973         11,317
                                                    --------       --------       --------
Total frequency control devices                       41,549         35,051         23,413
                                                    --------       --------       --------
Consolidated total revenues                         $ 49,300       $ 46,183       $ 33,834
                                                    ========       ========       ========
OPERATING PROFIT (LOSS)
Glass manufacturing equipment                       $ (1,898)      $    684       $ (1,340)
Frequency control devices                              3,072          2,306          1,012
                                                    --------       --------       --------
Total manufacturing                                    1,174          2,990           (328)

Unallocated corporate expense                         (1,722)        (1,812)        (2,560)
                                                    --------       --------       --------
Consolidated total operating profit (loss)              (548)      $  1,178       $ (2,888)
                                                    ========       ========       ========
INCOME (LOSS) BEFORE INCOME TAXES
Investment income                                   $  1,750       $    608       $     15
Interest expense                                        (570)          (847)          (360)
Other income (expense)                                     7             62              7
                                                    --------       --------       --------
Consolidated income (loss) before income taxes      $  1,187       $  1,001       $ (3,266)
                                                    ========       ========       ========

CAPITAL EXPENDITURES
Glass manufacturing equipment                       $     18       $     32       $     97
Frequency control devices                                737            310            326
General corporate                                         --              1             17
                                                    --------       --------       --------
Consolidated total capital expenditures             $    755       $    343       $    440
                                                    ========       ========       ========
TOTAL ASSETS
Glass manufacturing equipment                       $  6,050       $  8,096       $ 10,832
Frequency control devices                             21,699         17,589         17,417
General corporate                                      3,208          6,979          5,634
                                                    --------       --------       --------
Consolidated total assets                           $ 30,957       $ 32,664       $ 33,883
                                                    ========       ========       ========

      For years ended  December 31, 2006,  2005, and 2004,  significant  foreign revenues (10% or more of foreign sales) were as follows:

                                                                           Years Ended - December 31,

                                                                 2006                  2005                  2004
GLASS MANUFACTURING EQUIPMENT -
SIGNIFICANT FOREIGN REVENUES
Brazil                                                       $  3,080              $    260              $     27
China                                                             827                    42                 2,618
Indonesia                                                         --                  1,110                 3,811

All other foreign countries                                     2,422                 2,462                 2,851
                                                            -----------------------------------------------------
     Total foreign revenues                                  $  6,329              $  9,140              $  9,307

                                                                           Years Ended - December 31,

                                                                 2006                  2005                  2004
FREQUENCY CONTROL DEVICES - SIGNIFICANT
FOREIGN REVENUES
China                                                        $  4,250              $  3,203              $  1,783
Canada                                                          3,683                 3,218                 2,901
Malaysia                                                        2,262                   686                   463
Thailand                                                        2,114                 1,084                    34
Mexico                                                          1,543                 2,216                 1,415
All other foreign countries                                     7,196                 5,566                 4,721
                                                            -----------------------------------------------------
     Total foreign revenues                                  $ 21,048              $ 15,973              $ 11,317

      "All  other  foreign   countries"  include  countries  which  individually
comprise less than 10% of total foreign revenues for each segment.  If a country had significant  foreign revenues in any one of the three years  presented,  the sales to that  country  are shown for the other  years  presented  even if it is under the 10% threshold.

12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The following is a summary of the quarterly  results of operations for the years ended December 31, 2006 and December 31, 2005:

                                                                                    2006 Three Months Ended
                                                                       --------------------------------------------------
                                                                       Mar. 31       June 30       Sep. 30       Dec. 31
                                                                       -------       -------       -------       -------
                                                                            (in thousands, except per share amounts)
 Revenues........................................................     $ 12,091      $ 13,146      $ 13,038      $ 11,025
 Gross profit....................................................        3,547         4,114         3,463         2,430
 Operating profit (loss).........................................          386           458           (29)       (1,363)
 Net income (loss)...............................................          366           499           903          (903)
 Basic and diluted earnings (loss) per share.....................     $   0.17      $   0.23      $   0.42      $ (0.42)

                                                                                    2005 Three Months Ended
                                                                       --------------------------------------------------
                                                                       Mar. 31       June 30       Sep. 30        Dec. 31
                                                                       -------       -------       -------        -------
                                                                            (in thousands, except per share amounts)
 Revenues........................................................     $ 10,595      $  14,913     $  10,745     $   9,930
 Gross profit....................................................        3,277          5,512         2,961         2,985
 Operating profit (loss).........................................          227          2,001          (516)         (534)
 Net income (loss)...............................................           50          1,351           696          (887)
 Basic and diluted earnings (loss) per share.....................     $   0.03      $    0.83     $    0.43     $   (0.56)

SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF

                         REGISTRANT THE LGL GROUP, INC.

                             CONDENSED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                                      December 31,
                                                                                  2006            2005
                                                                               ----------      ----------
ASSETS
Current Assets
    Cash and cash equivalents ...........................................      $    3,906      $    3,542
    Restricted cash .....................................................              --             650
    Investments - marketable securities .................................           2,550           2,738
    Deferred income taxes ...............................................              --              --
    Other current assets ................................................              70              38
                                                                               ----------      ----------
                                                                                    6,526           6,968

Net Property, Plant &  Equipment .........................................               5              11

Other Assets (principally investment in and amounts due from wholly owned
    subsidiaries) .......................................................          10,804          11,554
                                                                               ----------      ----------
Total Assets ............................................................      $   17,335          18,533
                                                                               ----------      ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities .....................................................      $      628      $    3,845
Long Term Liabilities ...................................................              --              --
Total Shareholders' Equity ..............................................          16,707          14,688
                                                                               ----------      ----------
Total Liabilities And Shareholders' Equity ..............................      $   17,335      $   18,533
                                                                               ==========      ==========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               THE LGL GROUP, INC.

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        CONDENSED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                        Years Ended December 31,
                                                                              --------------------------------------------
                                                                                  2006             2005             2004
                                                                              ----------       ----------       ----------

Interest, dividends and gains on sale of marketable securities .........      $    1,878       $      592       $       17
Dividend from subsidiary ...............................................             (32)              32               22
Interest and other income from subsidiaries ............................             126              126               55
                                                                              ----------       ----------       ----------
TOTAL INCOME ...........................................................           1,972              750               94
Costs and Expenses:
Unallocated corporate administrative expense ...........................           1,673            1,662            1,435
Commitments and contingencies ..........................................              --              150              775
Interest expense .......................................................              --               86               47
                                                                              ----------       ----------       ----------
TOTAL COST AND EXPENSE .................................................           1,673            1,898            2,257
                                                                              ----------       ----------       ----------
LOSS BEFORE INCOME TAXES AND EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES             299           (1,148)          (2,163)
Benefit for income taxes ...............................................             233              716               --
Equity in net income (loss) of subsidiaries ............................             332            1,642           (1,163)
                                                                              ----------       ----------       ----------
NET INCOME (LOSS) ......................................................      $      865       $    1,210       $   (3,326)
                                                                              ==========       ==========       ==========

                               THE LGL GROUP, INC.

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        CONDENSED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)

                                                                      Year Ended December 31,
                                                            --------------------------------------------
                                                               2006             2005             2004
                                                            ----------       ----------       ----------

CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES ......      $   (2,207)      $     (483)      $     (430)
                                                            ----------       ----------       ----------
INVESTING ACTIVITIES:
Capital expenditures .................................              --               (1)             (17)
Proceeds from sale of marketable securities ..........           2,976            1,348               --
Payment of margin liability ..........................            (330)          (1,236)            (300)
Purchase of available for-sale securities ............              --               --             (754)
Dividend from subsidiaries ...........................              --               --               22
                                                            ----------       ----------       ----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ..      $    2,646              111           (1,049)
                                                            ----------       ----------       ----------
FINANCING ACTIVITIES:
Loan to Subsidiary ...................................             (75)              --           (1,800)
Issuance of Common Stock, net of fees ................              --            3,655            1,760
Purchase of Treasury Stock ...........................              --             (156)             (32)
                                                            ----------       ----------       ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ..             (75)           3,499              (32)
                                                            ----------       ----------       ----------
TOTAL INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             364            3,127           (1,551)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .......           3,542              415            1,966
                                                            ----------       ----------       ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR .............      $    3,906       $    3,542       $      415
                                                            ==========       ==========       ==========

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A -- BASIS OF PRESENTATION

      In the parent company's financial statements,  the Company's investment in subsidiaries  is stated at cost plus  equity in  undistributed  earnings  of the subsidiaries.

NOTE B -- PURCHASE OF AVAILABLE FOR SALE SECURITIES

      Proceeds from the sale of marketable  securities  totaled  $2,976,000  and
$1,348,000  for the  years  ended  December  31,  2006 and  2005,  respectively.
Purchases of marketable  securities were $68,000 for the year ended December 31,
2006,  there were no purchases in 2005,  and purchases of marketable  securities were  $754,000  for the  year  ended  December  31,  2004.  Payments  on  margin liabilities were $330,000,  $1,236,000 and $300,000 for the years ended December
31, 2006, 2005 and 2004. There were no margin liabilities at December 31, 2006.

NOTE C -- DIVIDENDS FROM SUBSIDIARIES

      The  Company's  consolidated  subsidiaries  paid no dividends in 2006,  or
2005, and paid $22,000 in 2004 to the parent company, LGL Group, Inc.

NOTE D -- LOANS TO SUBSIDIARIES

      In 2004, the Company lent its subsidiary, Mtron, $1,800,000 to support its banking  relationships  and to fund  Mtron's  acquisition  of PTI. In 2006,  the
Company lent Mtron $75,000 to make investments in marketable equity securities.

NOTE  E --  SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  FOR  ADDITIONAL
INFORMATION.

                      THE LGL GROUP, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

Column A                           Column B                 Column C               Column D       Column E
--------                          ----------     -----------------------------   -------------  --------------
                                                           Additions
                                                 -----------------------------
                                  Balance at       Charged
                                   Beginning       to Costs       Charged to                    Balance at End
           Deduction               Of Period     and Expenses   Other Accounts   Deductions(A)     of Period
----------------------------      ----------     ------------   --------------   -------------  --------------

Year ended December 31, 2006
    Allowances .............      $  325,000      $  573,000              --      $   77,000      $  808,000
                                  ==========      ==========      ==========      ==========      ==========
Year ended December 31, 2005
    Allowances .............      $   92,000      $  259,000              --      $   26,000      $  325,000
                                  ==========      ==========      ==========      ==========      ==========
Year ended December 31, 2004
    Allowances .............      $   91,000      $   14,000              --      $   13,000      $   92,000
                                  ==========      ==========      ==========      ==========      ==========

----------
(A)   Uncollectible accounts receivable written off are net of recoveries.

                                  EXHIBIT INDEX

Exhibit
   No.            Description
-------           -----------

  3 (a)           Restated    Articles   of   Incorporation   of   the   Company
                  (incorporated  by reference  to Exhibit 3(a) to the  Company's
                  Form 10-K for the year ended December 31, 2004).

    (b)           Articles of Amendment of the Articles of  Incorporation of the
                  Company  (incorporated  by  reference  to Exhibit  3(b) to the
                  Company's Form 10-K for the year ended December 31, 2004).

    (c)*          Articles of Amendment of the Articles of  Incorporation of the
                  Company.

    (d)           By-laws of the Company  (incorporated  by reference to Exhibit
                  3.1 to the Company's Current Report on Form 8-K dated December
                  22, 2004).

10  (a)           The LGL Group,  Inc.  401(k)  Savings  Plan  (incorporated  by reference to Exhibit 10(b) to the  Company's  Annual Report on
                  Form 10-K for the period ended December 31, 1995).

    (b)           Directors  Stock Plan  (incorporated  by  reference to Exhibit
                  10(o) to the Company's  Form 10-K for the year ended  December
                  31, 1997).

    (c)           The  LGL  Group,  Inc.  2001  Equity  Incentive  Plan  adopted
                  December 10, 2001  (incorporated  by reference to Exhibit 4 to the Company's Form 8-K filed on December 29, 2005.

    (d)           Mortgage   dated   October  21,  2002  by   Mortgagor,   Mtron
                  Industries,  Inc.,  to  Mortgagee,  Yankton  Area  Progressive
                  Growth,  Inc.  (incorporated by reference to Exhibit 10(hh) to the  Company's  Annual  Report on Form 10-K for the year ended
                  December 31, 2003).

    (e)           Promissory  Note between  Mtron  Industries,  Inc. and Yankton
                  Area  Progressive   Growth,   Inc.,  dated  October  21,  2002
                  (incorporated  by reference to Exhibit 10(ii) to the Company's
                  Annual  Report on Form 10-K for the year  ended  December  31,
                  2003).

    (f)           Standard Loan Agreement by and between Mtron Industries,  Inc.
                  and Areawide  Business  Council,  Inc., dated October 10, 2002 and  Exhibits  thereto  (incorporated  by reference to Exhibit
                  10(jj)  to the  Company's  Annual  Report on Form 10-K for the
                  year ended December 31, 2003).

    (g)           Loan Agreement by and between Mtron Industries, Inc. and South
                  Dakota Board of Economic Development,  dated December 19, 2002
                  (incorporated  by reference to Exhibit 10(kk) to the Company's
                  Annual  Report on Form 10-K for the year  ended  December  31,
                  2003).

    (h)           Promissory  Note  between  Mtron  Industries,  Inc.  and South
                  Dakota Board of Economic Development,  dated December 19, 2002
                  (incorporated  by reference to Exhibit 10(ll) to the Company's
                  Annual  Report on Form 10-K for the year  ended  December  31,
                  2003).

    (i)           Employment Agreement by and between Mtron Industries, Inc. and
                  South Dakota Board of Economic Development, dated December 19,
                  2002  (incorporated  by  reference  to  Exhibit  10(mm) to the
                  Company's  Annual  Report  on Form  10-K  for the  year  ended
                  December 31, 2003).

    (j)           Loan  Agreement  by and among Mtron  Industries,  Inc.,  Piezo
                  Technology,   Inc.   and   First   National   Bank  of   Omaha
                  (incorporated  by reference  to Exhibit 10.1 to the  Company's
                  Current Report on Form 8-K dated October 20, 2004).

    (k)           Unconditional  Guaranty for Payment and Performance with First
                  National Bank of Omaha  (incorporated  by reference to Exhibit
                  10.2 to the Company's Current Report on Form 8-K dated October
                  20, 2004).

    (l)           Registration  Rights  Agreement by and between the Company and
                  Venator   Merchant   Fund,   L.P.   dated   October  15,  2004
                  (incorporated  by reference  to Exhibit 10.4 to the  Company's
                  Current Report on Form 8-K dated October 20, 2004).

    (m)           Form of  Indemnification  Agreement  dated as of February  28,
                  2005 by and  between  The LGL Group,  Inc.  and its  executive officers  (incorporated herein by reference to Exhibit 10.1 to the Company's  Quarterly  Report on Form 10-Q filed on May 16,
                  2005).

    (n)           Registration  Rights  Agreement by and between the Company and
                  Venator   Merchant   Fund,   L.P.   dated   October  15,  2004
                  (incorporated  by reference  to Exhibit 10.4 to the  Company's
                  Current Report on Form 8-K dated October 20, 2004).

    (o)           First  Amendment  to the Loan  Agreement  by and among  M-Tron
                  Industries,  Inc., Piezo  Technology,  Inc. and First National
                  Bank of Omaha,  dated  May 31,  2005  (incorporated  herein by reference to Exhibit 10.2 to the Company's  Current  Report of
                  on Form 8-K filed on July 6, 2005).

    (p)           Loan Agreement,  by and among M-Tron  Industries,  Inc., Piezo
                  Technology,  Inc. and RBC Centura  Bank,  dated  September 30,
                  2005 (incorporated  herein by reference to Exhibit 10.1 to the
                  Company's  Current  Report  on Form 8-K  filed on  October  4,
                  2005).

    (q)           Unconditional  Guaranty  for  Payment by and  between  The LGL
                  Group,  Inc. and RBC Centura  Bank,  dated  September 30, 2005
                  (incorporated  herein  by  reference  to  Exhibit  10.2 to the
                  Company's  Current  Report  on Form 8-K  filed on  October  4,
                  2005).

    (r)           Second  Amendment to the Loan Agreement,  dated June 30, 2006, by and among M-tron Industries,  Inc., Piezo Technology,  Inc.
                  and  First  National  Bank  of  Omaha,  and  acknowledged  and guaranteed  by The LGL  Group,  Inc.  (incorporated  herein by reference to Exhibit 10.1 to the Company's  Current  Report on
                  Form 8-K filed on July 7, 2006).

    (s)           Employment Agreement,  dated September 5, 2006, by and between
                  The LGL Group, Inc. and Jeremiah M. Healy (incorporated herein by reference to Exhibit 10.1 to the Company's  Current  Report on Form 8-K filed on September 7, 2006).

    (t)           Third Amendment to the Loan Agreement,  dated October 3, 2006, by and among M-tron Industries,  Inc., Piezo Technology,  Inc.
                  and  First  National  Bank  of  Omaha,  and  acknowledged  and
                  guaranteed  by  LGL  Group,  Inc.   (incorporated   herein  by
                  reference to Exhibit 10.1 to the Company's  Current  Report on
                  Form 8-K filed on October 4, 2006).

    (u)          Employment Agreement, dated March 20, 2007, by and between The
                  LGL  Group,  Inc.  and  Steve  Pegg  (incorporated  herein  by reference to Exhibit 10.1 to the Company's  Current  Report on
                  Form 8-K filed on March 20, 2007).

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

    32(a)*        Certification  by  Principal  Executive  Officer  pursuant  to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

    32(b)*        Certification  by  Principal  Financial  Officer  pursuant  to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

----------
*     Filed herewith.

      The Exhibits  listed above have been filed  separately with the Securities and Exchange  Commission in conjunction  with this Annual Report on Form 10-K or have been  incorporated  by reference  into this Annual Report on Form 10-K. The
LGL Group,  Inc.  will  furnish to each of its  shareholders  a copy of any such
Exhibit  for a fee  equal  to The LGL  Group,  Inc.'s  cost in  furnishing  such
Exhibit.  Requests  should be addressed to the Office of the Secretary,  The LGL
Group, Inc., 140 Greenwich Ave, 4th Floor, Greenwich, Connecticut 06830.

