Form 10-K/A
period 2006-12-31
LGL GROUP INC
filed 2007-04-30
CIK 61004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                  ANNUAL REPORT
                        PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X]   ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2006
                                -----------------

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from                  to
                                     ----------------    ----------------

      Commission file number 1-106
                             -----

                               THE LGL GROUP, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                Indiana                                38-1799862
--------------------------------------  ----------------------------------------
    (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
     Incorporation or Organization)

          140 Greenwich Ave, 4th Fl, Greenwich, Connecticut    06830
--------------------------------------------------------------------------------
              (Address of Principal Executive Offices)       (Zip Code)

      Registrant's telephone number, including area code (203) 622-1150
                                                         --------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange
          Title of Each Class                    On Which Registered
          -------------------             --------------------------------------

Common Stock, $0.01 par value per share          American Stock Exchange
----------------------------------------  --------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:
                                      None
--------------------------------------------------------------------------------
                                (Title of class)

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [ ]

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

      The number of  outstanding  shares of the  registrant's  common  stock was
2,154,708 as of April 20, 2007.

                       DOCUMENTS INCORPORATED BY REFERENCE

      None.

      Item 12.  Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters..................15
      Item 13.  Certain Relationships and Related Transactions and

                                EXPLANATORY NOTE

      The LGL Group,  Inc. (the  "Corporation")  is filing this  Amendment No. 1
(the "Amended  Report") to its Annual Report on Form 10-K for the  Corporation's
fiscal year ended  December 31,  2006,  filed with the  Securities  and Exchange
Commission  (the "SEC") on April 2, 2007 (the  "Original  Report"),  pursuant to
General  Instruction  G(3) of Form 10-K,  for the sole purpose of adding certain information  required  to be  disclosed  pursuant  to Part III of Form  10-K and updating the list of exhibits contained in Item 15 of Part IV.

      The complete  text of each of Part III,  Items 10, 11, 12, 13, and 14, and
Part IV, Item 15, as amended,  is set forth below.  The Amended  Report does not affect  any  other  items  in  our  Original  Report,  including  our  financial statements  and the notes to the financial  statements.  In addition,  the cover page has been  updated  and  amended.  As a result of the  Amended  Report,  the
Corporation is also filing as exhibits to the Amended Report the  certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except as
otherwise  indicated,  the Amended  Report speaks as of the date of the Original
Report and reflects only the changes discussed above.

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant.

DIRECTORS

      Our Board of Directors currently consists of nine members, all of whom are
Independent Directors under the listing standards of the American Stock Exchange
(the   "AMEX")  and   applicable   SEC  rules.   Pursuant  to  our  Articles  of
Incorporation,  as amended,  each of our  Directors  is elected  annually by our stockholders  to  serve  until  the next  annual  meeting  or  until  his or her successor is duly elected and qualifies.  Our By-Laws  provide that the Board of
Directors shall consist of no fewer than five and no more than 13 members.

      Biographical  summaries  of the  members of our Board of  Directors  as of
April 20, 2007 are set forth below.  All such  information has been furnished to the Corporation by the individual Directors.

                      Served    Offices and Positions Held With the Corporation,
                        as      Business Experience and Principal Occupation For
                     Director    Last Five Years, and Directorships in Public
Name            Age    From         Corporations and Investment Companies
--------------  ---    ----   --------------------------------------------------
E. Val Cerutti   66    1990   Business Consultant (1992 to present);  Consulting
                              Vice Chairman  (2006 to present) and President and
                              Chief  Operating  Officer  (1975 to 1992),  Stella
                              D'Oro  Biscuit  Co.,  Inc.,   producer  of  bakery
                              products;  Director or Trustee of four  registered
                              investment  companies  included within the Gabelli
                              Funds  Mutual  Fund  Complex  (1990  to  present);
                              Director,   Approach,   Inc.  (1999  to  2005),  a
                              private  company  providing  computer   consulting
                              services;  former  Chairman of Board of  Trustees,
                              Fordham Preparatory School.

Peter DaPuzzo    67    2006   Retired;   Senior   Managing   Director,    Cantor
                              Fitzgerald  LP  (2002 to  2005); Co-President  and
                              CEO,  Cantor  Fitzgerald  and Company,  the equity
                              institutional   sales  and  trading   division  of
                              Cantor   Fitzgerald  LP  (1993  to   2002); former
                              Chairman,  the National Organization of Investment
                              Professionals,    a    professional    group    of
                              institutional  and broker dealer senior  managers;
                              member,  the  Presidential  Advisory  Committee to
                              the President of Security  Traders  Association of
                              New   York;   member   and  past   Chairman,   the
                              Securities  Industry  Association -  Institutional
                              Traders    Committee; member   of   the   Advisory
                              Committee to the Board of  Directors,  the Shelter
                              for the  Homeless in  Stamford,  CT;  member,  the
                              National    Italian-American   Business   Council;
                              member, the Greenwich Roundtable.

Timothy Foufas   38    2007   Managing  Partner,  Plato  Foufas  & Co.  (2005 to
                              present),    a   financial    services    company;
                              President,  Levalon  Properties (2007 to present),
                              a real estate property management company;  Senior
                              Vice President,  Bayshore  Management Co. (2005 to
                              2006);  Director  of  Investments,  Liam  Ventures
                              (2000 to 2005), a private equity investment firm.

Marc Gabelli     39    2003   Chairman  of the  Corporation  (September  2004 to
                              present);  Managing  director  (1996 to 2004)  and
                              President  (2004  to  present),   GGCP,   Inc.,  a
                              private  corporation  that makes  investments  for
                              its own  account  and the parent  company of GAMCO
                              Investors,   Inc.,  a  NYSE  listed   provider  of
                              financial advisory  services;  President of Gemini
                              Capital  Management LLC;  President of the general
                              partner of Venator Merchant Fund, LP.

Avrum Gray       71    1999   Chairman  and  Chief  Executive   Officer,   G-Bar
                              Limited   Partnership  and  affiliates   (1982  to
                              present),  proprietary  computer based  derivative
                              arbitrage  trading  companies;   Chairman  of  the
                              Board,  Lynch  Systems,   Inc.,  (1997  to  2001);
                              Director,   Nashua  Corp.  (2001  to  present),  a
                              NASDAQ listed  manufacturer  of paper products and
                              labels;  Director,  SL  Industries,  Inc. (2001 to
                              present),  an AMEX  listed  manufacturer  of power
                              and data quality equipment and systems;  Director,
                              Material  Sciences  Corporation (2003 to present),
                              a   NYSE   listed   provider   of   material-based
                              solutions for electronic,  acoustical, thermal and
                              coated   metal   applications;   Director,   Lynch
                              Interactive  Corporation  (2006  to  present),  an
                              operator of  independent  telephone  companies and
                              television  stations;  member,  Illinois Institute
                              of  Technology   Financial   Markets  and  Trading
                              Advisory Board; former member,  Illinois Institute
                              of  Technology  Board of  Overseers  MBA  Program;
                              former Chairman,  Chicago Presidents Organization;
                              former Chairman of the Board of Trustees,  Spertus
                              College;  former  Presidential  Appointee  to  The
                              U.S. Dept. of Commerce ISAC 16.

Patrick J.       64    2006   Business  Consultant  (2005 to present);  Managing
Guarino                       Partner of Independent  Board  Advisory  Services,
                              LLC,   (2002  to  2005)  a  corporate   governance
                              consulting   firm;   Executive   Vice   President,
                              Ultramar  Diamond  Shamrock  Corporation  (1996 to
                              2000),   a  NYSE,   Fortune   200,   international
                              petroleum refining and marketing  company;  Senior
                              Vice  President  and  General  Counsel,   Ultramar
                              Corporation  (1992 to 1996) a NYSE,  Fortune  200,
                              international  petroleum  and  marketing  company;
                              Senior  Vice  President  and  General  Counsel  of
                              Ultramar  PLC,  (1986 to  1992),  a  London  Stock
                              Exchange  listed  international,   integrated  oil
                              company.

Kuni Nakamura    38    2007   President,   Advanced   Polymer,   Inc.  (1990  to
                              present),  a privately held chemical  manufacturer
                              and distributor.

Anthony R.       81    2002   Retired;   Professor  Emeritus,   Pace  University
Pustorino, CPA                (2001 to present);  Professor of Accounting,  Pace
                              University   (1965  to  2001);   former  Assistant
                              Chairman,  Accounting Department, Pace University;
                              President and  Shareholder,  Pustorino,  Puglisi &
                              Co.,  P.C.,  CPAs  (1961  to  1989);   Instructor,
                              Fordham    University    (1961-1965);    Assistant
                              Controller,  Olivetti-Underwood  Corporation (1957
                              to 1961);  CPA,  Peat,  Marwick,  Mitchell  & Co.,
                              CPAs  (1953 to 1957);  former  Chairman,  Board of
                              Directors,   New  York  State   Board  for  Public
                              Accountancy;   former  Chairman,  CPA  Examination
                              Review  Board  of  National  Association  of State
                              Boards of Accountancy;  former member,  Council of
                              American    Institute    of    Certified    Public
                              Accountants;  former  Vice  President,  Treasurer,
                              Director  and member,  Executive  Committee of New
                              York   State    Society   of   Certified    Public
                              Accountants;   current   Director  or  Trustee  of
                              fourteen registered  investment companies included
                              within the Gabelli Funds Mutual Fund Complex.

Javier Romero    34    2007   Head of  Corporate  Finance  &  Strategy  practice
                              (2000 to present),  Arthur D. Little, a consulting
                              firm;  International Consultant for the World Bank
                              in Washington DC (1999 to 2000); attorney,  Arthur
                              Andersen   Law   Firm,    based   in   Spain   and
                              specializing in corporate law (1996 to 1998).

EXECUTIVE OFFICERS

                           Offices and Positions Held With the Corporation,
                           Business Experience and Principal Occupation For
Name              Age                      Last Five Years
--------------    ---   -------------------------------------------------------
Jeremiah M.       64   President and Chief Executive  Officer of the Corporation
Healy                  (December 2006 to present);  Chief  Financial  Officer of
                       the   Corporation   (September   2006  to  March   2007);
                       Independent Consultant (2005 to August 2006) and Chairman
                       of  the  Audit  Committee,  Infocrossing  Inc.  (2004  to
                       present), a provider of IT outsourcing services including
                       mainframe,  midrange and open system, business continuity
                       services,  and  infrastructure;  Vice President and Chief
                       Financial Officer,  Ge-Ray Holdings Company Inc. (1989 to
                       2005), a private manufacturer of knitted textiles.

Steve Pegg        48   Chief Financial Officer of the Corporation (March 2007 to
                       present),   Chief   Financial   Officer  and   Treasurer,
                       Ultraviolet  Devices,  Inc.  (2004  to 2006)  ("UVDI")  a
                       manufacturer  and supplier of ultra violet and filtration
                       products for air and water treatment;  President,  Sparks
                       Technology, a UVDI division (June 2006 to December 2006);
                       Operations and Financial Consultant,  Camil Farr (2001 to
                       2004),  an  air  filtration  device  manufacturer;  Chief
                       Financial  Officer and  Treasurer,  Farr Company (1998 to
                       2001), an air filtration device manufacturer.

Robert Zylstra    59   Senior Vice  President of Operations  of the  Corporation
                       (September   2006  to  present);   President   and  Chief
                       Executive Officer, M-tron Industries,  Inc. (January 2000
                       to   present),   a  wholly   owned   subsidiary   of  the
                       Corporation; General Manager, Data Storage Products (1996
                       to 2000), Imation, a spin-off company of 3M manufacturing
                       removable magnetic, optical and solid-state storage media
                       for the information  technology  industry;  Manufacturing
                       Director, 3M (1993 to 1996).

AUDIT COMMITTEE

      The members of the Audit  Committee  are Messrs.  Pustorino  (Chairman),
Cerutti,  DaPuzzo and Gray.  The Board of Directors  has  determined  that all audit  committee  members are financially  literate and independent  under the current listing  standards of the AMEX. Mr.  Pustorino  serves as Chairman and qualifies as an "audit committee financial expert."

CODE OF ETHICS

      The Corporation  has adopted a code of ethics,  as part of its Amended and
Restated  Business  Conduct  Policy,  that  applies  to  all  employees  of  the
Corporation,   including  its  principal  executive,  financial  and  accounting officers.  The  Corporation's  Code of Ethics for Senior Executive  Personnel is
available on its website, www.lglgroup.com.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section  16(a) of the  Securities  and Exchange  Act of 1934,  as amended, requires the  Corporation's  directors,  executive  officers and holders of more than 10% of the  Corporation's  Common  Stock to file  with the SEC and the AMEX initial  reports of ownership  and reports of changes in the ownership of Common
Stock and other equity securities of the Corporation.  Such persons are required to furnish the Corporation with copies of all Section 16(a) filings.

      Based  solely  upon a review of the copies of the forms  furnished  to the
Corporation,  the Corporation  believes that its officers and directors complied with all applicable filing  requirements  during the 2006 fiscal year, except as noted below:

      On January 23, 2006,  Anthony R. Pustorino filed a Statement of Changes in
Beneficial  Ownership  of  Securities  on Form 4 covering one  transaction  that occurred on January 12, 2006.

      On May 1, 2006,  Eugene C. Hynes filed an Annual  Statement  of Changes in
Beneficial  Ownership  of  Securities  on Form 5 covering one stock option grant that occurred on May 26, 2005.

      On May 1,  2006,  Marc  Gabelli  filed an Annual  Statement  of Changes in
Beneficial  Ownership  of  Securities  on Form 5 covering one stock option grant that occurred on May 26, 2005.

      On May 1, 2006,  John C. Ferrara  filed an Annual  Statement of Changes in
Beneficial  Ownership  of  Securities  on Form 5 covering one stock option grant that occurred on May 26, 2005.

Item 11.    Executive Compensation.

                      COMPENSATION DISCUSSION AND ANALYSIS

OVERVIEW

      The  Compensation  Committee of the Board of Directors is responsible  for developing and determining the Corporation's executive compensation policies and administering the Corporation's executive compensation plans. Additionally,  the
Compensation  Committee  determines the  compensation  to be paid to each of the
principal   executive  officer  and  the  principal  financial  officer  of  the
Corporation  (such  executives  who served during the fiscal year ended December
31, 2006 are hereinafter referred to as "named executive officers"),  as well as other key employees.

COMPENSATION PHILOSOPHY AND OBJECTIVES

      The  Compensation   Committee  considers  the  ultimate  objective  of  an
executive  compensation  program to be the  creation of  stockholder  value.  An effective executive  compensation program pursues this objective by (i) aligning each executive  officer's interests with those of stockholders by rewarding each executive officer based on the  Corporation's  performance and (ii) ensuring the
Corporation's  continued  ability to hire and retain  superior  employees in key positions  by insuring  that  compensation  provided to such  employees  remains
competitive   with   the   compensation   paid   to   employees   with   similar
responsibilities  and  experience  working for  companies  of  comparable  size, capitalization,  and complexity. The Compensation Committee designs compensation packages for named  executive  officers  that include both cash and  stock-based compensation  (some of the latter  vesting  over  time) tied to an  individual's
experience  and  performance  and  the  Corporation's   achievement  of  certain
short-term and long-term goals.

DETERMINATION OF COMPENSATION AWARDS

      The  Compensation  Committee  has the primary  authority to determine  the compensation  awards  available to the named  executive  officers other than the
Corporation's  Chief  Executive  Officer  (with  respect  to  whom  it has  sole authority).  To assist the Compensation Committee in making such determinations, the Chief Executive Officer conducts an annual  performance  review with each of the named  executive  officers  in which each such  officer  provides  the Chief
Executive Officer with input about his or her contributions to the Corporation's business during the given fiscal year. Subsequently, the Chief Executive Officer provides  compensation  recommendations to the Compensation  Committee regarding each of such officers.

      The  Compensation  Committee  conducts  an  annual  review  of  the  Chief
Executive Officer's  performance prior to making its determination.  During this review, the Compensation  Committee  considers the Corporation's  performance in the following categories: the performance of the Corporation's Common Stock, the achievement of agreed upon objectives such as cost reductions and other business performance improvements.

COMPENSATION BENCHMARKING AND PEER GROUP

      The Corporation  has not retained a compensation  consultant to review its policies and procedures with respect to the  compensation of the named executive officers.  The Compensation  Committee  benchmarks the compensation of the named executive officers against the median compensation paid by comparable  companies in both related and unrelated  industries such as Frequency  Electronics,  Inc.,
Valpey Fisher Corp.,  American Technical Ceramics Corp., ARC Wireless Solutions,
Inc., and RF Monolithics, Inc. To that end, the Compensation Committee conducted a benchmark review of the aggregate level of compensation of the named executive officers as well as the mix of elements used to compensate  the named  executive
officers,   taking  into  account   input  from   independent   members  of  the
Corporation's  Board of Directors  and publicly  available  data relating to the compensation  practices  and  policies  of  other  comparable  companies.  While benchmarking may not always be appropriate as a stand-alone tool for setting the
compensation  of  the  named  executive   officers  due  to  the   Corporation's
potentially unique aspects and objectives,  the Compensation Committee generally
believes  that  gathering   such   information  is  an  important  part  of  the
Compensation Committee's decision-making process.

      The Compensation Committee recognizes that in order to attract, retain and motivate the named executive officers,  the Compensation Committee may determine that it is in the  Corporation's  best interest to negotiate total  compensation packages that deviate from the  Compensation  Committee's  general  principal of benchmarking the compensation of the named executive officers.

ELEMENTS OF COMPENSATION

      BASE SALARY

      Base salary  levels for the  Corporation's  named  executive  officers are designed to be competitive with those of employees with similar responsibilities working for companies of comparable  size,  capitalization  and  complexity.  In determining  base salaries,  the  Compensation  Committee takes into account the named executive officer's experience and performance, as well as the salaries of similarly positioned  executives within the Corporation and general compensation levels in the region in which the named executive officer is based.

      ANNUAL PERFORMANCE-BASED CASH INCENTIVE BONUS

      The  Corporation's  bonus plan is  designed  to award the named  executive officers annually based on objective  measures of the Corporation's  performance
and  subjective  evaluations  of  the  individual's  performance.   Examples  of
individual  evaluation elements are: division EBIT, inventory reduction and days sales outstanding management,  shipment to plan, cycle time reduction,  customer lead-times and outgoing  quality,  growth in military and aerospace  revenue and gross margins.

      In general, the plan provides for an annual bonus pool equal to 20% of the excess of the  consolidated  pre-tax profits of the Corporation for the calendar year over 25% of the Corporation's  shareholders equity at the beginning of such year. The Compensation Committee, in its discretion, may take other factors into consideration when determining the size of the bonus pool and individual awards, such as the  Corporation's  progress toward the achievement of strategic  goals.

The  breakdown of the bonus pool is not based on a formula,  but on factors such as the relative importance of a named executive officer's area of responsibility and contributions to the Corporation's earnings.

      DISCRETIONARY LONG-TERM EQUITY INCENTIVE AWARDS

      The named executive officers are also eligible for stock option grants and restricted  stock  awards.  Such stock  options and shares of  restricted  stock generally  vest over a period of two years in order to provide an incentive  for continued employment.  Stock options generally expire 10 years after the date of the grant and are awarded with their exercise price set at the fair market value of the underlying stock on the date of grant.

      The Compensation Committee uses various factors to determine the amount of stock  options  and  restricted  stock  it will  award to each  named  executive officer, including the named executive officer's base salary, evaluations of the individual's performance and the value of the stock options and restricted stock at the time of the award.  Consequently,  an individual's  award may increase or decrease  materially from year to year due to, for example, a significant change in  the  individual's  responsibilities  or  in  recognition  of  a  significant achievement.  Additionally, the Compensation Committee has approved the awarding of stock options or restricted shares to newly hired named executive officers in order to ensure the Corporation's ability to attract talented candidates.

      THE LGL GROUP, INC. 401(K) SAVINGS PLAN

      The 401(k) Savings Plan,  which is subject to  limitations  imposed by the
Internal Revenue Code, permits the Corporation's employees to defer a portion of their  compensation  by  making  contributions  to the Plan and  thereby  obtain certain tax  benefits.  Participating  employees  also  benefit from the Plan by sharing in contributions  made by the Corporation to the Plan matching a certain percentage  of  each  employee's  contribution  made  in a  particular  year.  A participant's interest in his or her individual contributions, the Corporation's contributions  and  earnings  thereon is fully  vested at all times.  The Plan's proceeds are invested in guaranteed investment  contracts,  certain mutual funds or the  Common  Stock  of the  Corporation,  subject  to the  discretion  of the participants.

      The named  executive  officers and all other  employees of the Corporation and certain of its  subsidiaries  are eligible to  participate in the LGL Group,
Inc.  401(k)  Savings  Plan after having  completed  three months of service and reached the age of 18. All of the named executive  officers  participated in the
401(k) Savings Plan in 2006.

      OTHER BENEFITS

      The  Corporation  provides  the  named  executive  officers  with  medical insurance,  life  insurance and  disability  benefits  that are  generally  made available to Corporation's  employees to ensure that the Corporation's employees have access to basic  healthcare and income  protection for themselves and their family members.

                          COMPENSATION COMMITTEE REPORT

      The Compensation  Committee of the Board oversees our compensation program
on  behalf  of  the   Board  of   Directors.   In   fulfilling   its   oversight
responsibilities,   the  Compensation  Committee  reviewed  and  discussed  with management  the  Compensation  Discussion  and Analysis set forth in this Annual
Report on Form 10-K,  as  amended.  In  reliance  on the review and  discussions referred  to  above,  the  Compensation  Committee  recommended  to the Board of
Directors  that the  Compensation  Discussion  and  Analysis  be included in the
Company's  Annual  Report on Form 10-K for the fiscal  year ended  December  31,
2006, as amended.

                                    COMPENSATION COMMITTEE

                                    Patrick J. Guarino (Chairman)
                                    E. Val Cerutti
                                    Peter DaPuzzo
                                    Avrum Gray

                             EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following  table sets forth  information  with respect to compensation earned by the named executive officers:

----------------------------------------------------------------------------------------------------------------------
  Name and      Year    Salary    Bonus    Stock        Option    Non-equity     Change in       All Other      Total
  Principal              ($)       ($)     Awards       Awards    Incentive       Pension      Compensation      ($)
  Position                                   ($)         ($)        Plan         Value and          ($)
                                                                 Compensation     Nonquali-
                                                                     ($)       Fied Deferred
                                                                               Compensation
                                                                                 Earnings
                                                                                    ($)
----------------------------------------------------------------------------------------------------------------------
Jeremiah        2006    60,280             82,500(2)                                                           142,780
Healy(1)        2005
                2004
----------------------------------------------------------------------------------------------------------------------
John C          2006   250,000                                                                                 250,000
Ferrara(3)      2005   250,000   100,000               24,792(4)                                               374,792
                2004    79,808                                                                                  79,808
----------------------------------------------------------------------------------------------------------------------
Robert          2006   183,750   154,554   82,500(6)                             164,000(7)                    584,804
Zylstra(5)      2005   183,750    91,175                                                                       274,925
                2004   183,750    43,609                                                                       227,359
----------------------------------------------------------------------------------------------------------------------

(1)   Mr. Healy has served as the  Corporation's  Chief Executive  Officer since
      January  1,  2007.  Mr.  Healy  also  served  as the  Corporation's  Chief
      Financial Officer from September 5, 2006 to March 19, 2007.

(2)   On September 5, 2006, the  Corporation  granted Mr. Healy 10,000 shares of restricted stock under the Company's 2001 Equity Incentive Plan. Mr. Healy currently  exercises  full voting  rights with respect to such  restricted stock, which shall vest as follows:  5,000 shares on September 5, 2007 and
      1,250 shares on each of December 5, 2007,  March 5, 2008, June 5, 2008 and
      September 5, 2008.

(3)   Mr.  Ferrara was elected as President and Chief  Executive  Officer of the
      Corporation on October 1, 2004.  Mr.  Ferrara  resigned from his positions with the Corporation effective December 31, 2006.

(4)   On May 26, 2005, the Corporation granted Mr. Ferrara an option to purchase
      75,000 shares of Common Stock at an exercise price of $13.173. Such option lapsed  as a  result  of his  resignation  from  his  positions  with  the
      Corporation.

(5)   Mr.  Zylstra was elected as Senior Vice  President  of  Operations  of the
      Corporation  as of  September  5, 2006.  Mr.  Zylstra's  salary is paid by
      M-tron  Industries,  Inc., a subsidiary of the  Corporation,  where he has served as the  President  and Chief  Executive  Officer  since January 24,
      2000.

(6)   On September 5, 2006, the Corporation granted Mr. Zylstra 10,000 shares of restricted  stock under the  Company's  2001 Equity  Incentive  Plan.  Mr.
      Zylstra  currently  exercises  full  voting  rights  with  respect to such restricted stock,  which shall vest as follows:  5,000 shares on September
      5, 2007 and 1,250 shares on each of December 5, 2007,  March 5, 2008, June
      5, 2008 and September 5, 2008.

(7)   Mr.  Zylstra has an agreement  entitling  him to 3% of the increase in the economic value of the Corporation  from January 1, 2000 through the end of the last fiscal quarter next preceding termination of his employment.  For additional  information  regarding Mr. Zylstra's  potential  payments upon termination,  please see "Potential Payments Upon Termination or Change-in
      Control" below.

GRANT OF PLAN-BASED AWARDS

      The following table sets forth certain  information  regarding grants made to named executive officers during the fiscal year ended December 31, 2006:

-----------------------------------------------------------------------------------------------------------------------------------
    Name       Grant        Estimated Future Payouts       Estimated Future Payouts       All      All Other   Exercise    Grant
               Date        Under Non- Equity Incentive    Under Equity Incentive Plan    Other      Option        or       Date
                                 Plan Awards                        Awards               Stock      Awards:      Base      Fair
                         ------------------------------  ----------------------------    Awards:    Number       Price     Value
                          Threshold   Target    Maximum  Threshold   Target    Maximum   Number       of          of        of
                             ($)        ($)       ($)       (#)        (#)       (#)       of      Securities    Option    Stock
                                                                                         Shares    Underlying    Awards     and
                                                                                           of       Options      ($/Sh)    Option
                                                                                          Stock       (#)                  Awards
                                                                                           or                                ($)
                                                                                          Units
                                                                                           (#)
-----------------------------------------------------------------------------------------------------------------------------------
Jeremiah       9/5/06                                                                   10,000(1)                          82,500
Healy
-----------------------------------------------------------------------------------------------------------------------------------
Robert         9/5/06                                                                   10,000(2)                          82,500
Zylstra
-----------------------------------------------------------------------------------------------------------------------------------

(1)   On September 5, 2006, the  Corporation  granted Mr. Healy 10,000 shares of restricted stock under the Company's 2001 Equity Incentive Plan. Mr. Healy currently  exercises  full voting  rights with respect to such  restricted stock, which shall vest as follows:  5,000 shares on September 5, 2007 and
      1,250 shares on each of December 5, 2007,  March 5, 2008, June 5, 2008 and
      September 5, 2008.

(2)   On September 5, 2006, the Corporation granted Mr. Zylstra 10,000 shares of restricted  stock under the  Company's  2001 Equity  Incentive  Plan.  Mr.
      Zylstra  currently  exercises  full  voting  rights  with  respect to such restricted stock,  which shall vest as follows:  5,000 shares on September
      5, 2007 and 1,250 shares on each of December 5, 2007,  March 5, 2008, June
      5, 2008 and September 5, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL-YEAR END

      The following table presents  information  regarding  unexercised options, stock  that has not  vested  and  equity  incentive  plan  awards for each named executive officer as of the end of the fiscal year ended December 31, 2006:

                                       12

------------- --------------------------------------------------------------------------------------------------------------------
    Name                                  Option Awards                                              Stock Awards
------------- --------------------------------------------------------------------  ----------------------------------------------
                Number of      Number of        Equity       Option       Option     Number       Market     Equity      Equity
               Securities      Securities      Incentive    Exercise    Expiration    of           Value     Incentive   Incentive
               Underlying      Underlying        Plan        Price         Date      Shares         of         Plan        Plan
               Unexercised    Unexercised       Awards:       ($)                     or           Shares      Awards:    Awards:
                 Options        Options        Number of                             Units          or         Number     Market
                   (#)            (#)         Securities                              of           Units        of          or
               Exercisable   Unexercisable    Underlying                             Stock          of        Unearned    Payout
                                              Unexercised                            That          Stock      Shares,    Value of
                                               Unearned                              Have          That       Units or   Unearned
                                                Options                               Not          Have        Other     Shares,
                                                  (#)                               Vested          Not       Rights     Units or
                                                                                      (#)         Vested       That      Other
                                                                                                    ($)       Have Not    Rights
                                                                                                               Vested      That
                                                                                                                (#)        Have
                                                                                                                           Not
                                                                                                                          Vested
                                                                                                                           ($)
------------- --------------------------------------------------------------------------------------------------------------------
John            75,000(1)                                    13.173      3/31/07
Ferrara
------------- --------------------------------------------------------------------------------------------------------------------
Jeremiah                                                                             10,000(2)    70,000
Healy
------------- --------------------------------------------------------------------------------------------------------------------
Robert                                                                               10,000(3)    70,000
Zylstra
------------- --------------------------------------------------------------------------------------------------------------------

(1)   Mr.  Ferrara  resigned from his positions with the  Corporation  effective
      December 31, 2006.  Under the 2001 Equity  Incentive  Plan,  the option to purchase  75,000  shares of Common  Stock  lapsed  three  months after Mr.
      Ferrara's resignation.

(2)   On September 5, 2006, the  Corporation  granted Mr. Healy 10,000 shares of restricted stock under the Company's 2001 Equity Incentive Plan. Mr. Healy currently  exercises  full voting  rights with respect to such  restricted stock, which shall vest as follows:  5,000 shares on September 5, 2007 and
      1,250 shares on each of December 5, 2007,  March 5, 2008, June 5, 2008 and
      September 5, 2008.

(3)   On September 5, 2006, the Corporation granted Mr. Zylstra 10,000 shares of restricted  stock under the  Company's  2001 Equity  Incentive  Plan.  Mr.
      Zylstra  currently  exercises  full  voting  rights  with  respect to such restricted stock,  which shall vest as follows:  5,000 shares on September
      5, 2007 and 1,250 shares on each of December 5, 2007,  March 5, 2008, June
      5, 2008 and September 5, 2008.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN CONTROL

      An agreement between Mr. Zylstra and the Corporation entitles him to 3% of the  increase in the  economic  value of the  Corporation  from  January 1, 2000 through the end of the last fiscal  quarter next  preceding  termination  of his employment  (the  "Valuation  Date").  The economic value of the Corporation for
January 1, 2000 is deemed to be 7.5 times the Earnings Before  Interest,  Taxes,
Depreciation  and Amortization  ("EBITDA") (plus cash and marketable  securities and minus debt) of the  Corporation for the year ended December 31, 1999 and the economic  value of the  Corporation  for the last fiscal  quarter next preceding termination shall be deemed to be 7.5 times the EBITDA (plus cash and marketable securities  and minus debt) of the  Corporation  for the 12 months  ended on the
Valuation Date. At the Corporation's  option, the amount of the benefit shall be payable  either in one lump sum or in three  equal  installments  payable on the first,  second and third  anniversary  dates of the termination of Mr. Zylstra's employment.  Any such  deferred  payments  shall bear interest at an annual rate equal to 8%, which interest shall be payable in arrears on each said anniversary date,  at the  Corporation's  option,  in cash  or in the  Common  Stock  of the
Corporation,  valued at the  average  closing  market  price  thereof for the 10 trading days on which the stock traded prior to the date of the payment.

                              DIRECTOR COMPENSATION

COMPENSATION OF DIRECTORS

      A director who is an employee of the  Corporation is not  compensated  for services as a member of the Board of  Directors  or any  committee  thereof.  In
2006,  Directors who were not  employees  received (i) a cash retainer of $5,000 per  quarter;  (ii) a fee of $2,000 for each  meeting of the Board of  Directors attended in person or  telephonically  that had a duration of at least one hour;
(iii) a fee of $1,500 for each Audit  Committee  meeting  attended  in person or telephonically  that had a duration of at least one hour; and (iv) a fee of $750 for each Compensation  Committee,  each Executive  Committee and each Nominating
Committee meeting attended in person.  The Audit Committee  Chairman receives an additional  $4,000  annual cash  retainer and the  Nominating  and  Compensation
Committee Chairmen receive additional $2,000 annual retainers.

      Marc Gabelli,  the Chairman,  receives a $100,000  annual fee,  payable in equal  quarterly  installments.  Mr. Gabelli has elected to defer payment of his annual fee to a later date.

      The following  table sets forth  information  with respect to compensation earned by or  awarded to each  Director  of the  Corporation  who is not a named executive  officer  and who served on the Board of  Directors  during the fiscal year ended December 31, 2006:

----------------------------------------------------------------------------------------------------------------------------
     Name           Fees         Stock         Option       Non-Equity        Change in         All Other          Total
                   Earned        Awards        Awards        Incentive         Pension         Compensation         ($)
                 or Paid in       ($)           ($)            Plan           Value and            ($)
                    Cash                                   Compensation     Nonqualified
                     ($)                                        ($)           Deferred
                                                                            Compensation
                                                                              Earnings
----------------------------------------------------------------------------------------------------------------------------
Marc Gabelli     100,000(1)                                                                                        100,000
----------------------------------------------------------------------------------------------------------------------------
E. Val Cerutti    34,500                                                                                            34,500
----------------------------------------------------------------------------------------------------------------------------
Peter              9,167                                                                                             9,167
DaPuzzo(2)
----------------------------------------------------------------------------------------------------------------------------
Avrum Gray        34,000                                                                                            34,000
----------------------------------------------------------------------------------------------------------------------------
Patrick J.         9,417                                                                                             9,417
Guarino(2)
----------------------------------------------------------------------------------------------------------------------------
Anthony R.        36,000                                                                                            36,000
Pustorino
----------------------------------------------------------------------------------------------------------------------------

(1)   Mr.  Gabelli has elected to defer the payment of his annual fee to a later date.

(2)   Elected effective  September 2006; paid for one third of the third quarter and the entirety of the fourth quarter of the fiscal year ending  December
      31, 2006.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      During the last fiscal year,  the  Compensation  Committee  comprised only
non-employee   independent   directors.   There  were  no  interlocks  or  other
relationships  among the Company's  executive  officers and  directors  that are required to be disclosed  under  applicable  executive  compensation  disclosure regulations.

Item 12.    Security  Ownership of Certain  Beneficial  Owners and  Management
            and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

      The following table provides  information  about the Common Stock that may be issued  upon  exercise  of  options,  warrants  and  rights  under all of the
Corporation's equity compensation plans as of December 31, 2006.

                                                                                         Number of securities
                                        Number of securities   Weighted average    remaining available for future
                                          to be issued upon    exercise price of       issuance under equity
                                             exercise of          outstanding            compensation plans
                                        outstanding options,   options, warrants  (excluding securities reflected
            Plan Category                warrants and rights      and rights               in column (a))
-------------------------------------   --------------------   -----------------  -------------------------------
Equity compensation plans
   approved by security holders
(2001 Equity Incentive Plan).........          275,000              $16.00                    305,000

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of April 20, 2007, certain  information with respect to all persons known to the  Corporation to own  beneficially  more than 5% of the  Common  Stock of the  Corporation,  which  is the only  class of voting  stock  of  the  Corporation  outstanding.  The  table  also  sets  forth information with respect to the Corporation's Common Stock beneficially owned by each  of  Directors  and  named  executive  officers  and by all  Directors  and executive  officers  as a group.  The  number  of shares  beneficially  owned is determined  under  rules of the SEC.  Under  such  rules,  beneficial  ownership includes any shares as to which a person has sole or shared voting or investment power or any shares that such person can acquire  within 60 days (e.g.,  through exercise of stock  options or  conversion  of  securities).  Except as otherwise indicated,  the shareholders listed in the table have sole voting and investment power with respect to the Common Stock indicated.  The following  information is reflected in filings with the SEC.

                                                      Amount and Nature
Name and Address of                                    of Beneficial         Percent of
Beneficial Owner(1)                                      Ownership            Class(2)
-------------------                                   -----------------      ----------
Marc Gabelli ......................................      528,383(3)            24.52%
Mario J. Gabelli ..................................      366,874(4)            17.03%
Avrum Gray ........................................       13,385(5)            *
Robert R. Zylstra .................................       10,400(6)            *
Jeremiah M. Healy .................................       10,000(7)            *
Peter DaPuzzo .....................................        6,500               *
Anthony R. Pustorino ..............................        2,004               *
E. Val Cerutti ....................................        1,445(8)            *
Kuni Nakamura .....................................        1,000(9)            *
Timothy Foufas ....................................            0               *
Patrick J. Guarino ................................            0               *
Javier Romero .....................................            0               *
All Directors and executive officers as a
group (11 in total) ...............................      573,117(10)           26.60%

----------
* Represents holdings of less than 1%

(1)   The  address  of each  holder of more than 5% of the  Common  Stock is 401
      Theodore Fremd Ave., Rye, New York 10580-1430.

(2)   The applicable  percentage of ownership for each beneficial owner is based on  2,154,708  shares of Common  Stock  outstanding  as of April 20, 2007.
      Shares of Common  Stock  issuable  upon  exercise of options,  warrants or other rights  beneficially  owned that are exercisable  within 60 days are deemed  outstanding for the purpose of computing the percentage  ownership of the  person  holding  such  securities  and  rights  but are not deemed outstanding for computing the percentage ownership of any other person.

(3)   Includes (i) 1,504  shares of Common Stock owned  directly by Marc Gabelli and (ii)  506,879  shares  beneficially  owned by Venator Fund and Venator
      Global,  LLC  ("Venator  Global")  and  20,000  shares  issuable  upon the exercise of options held by Marc  Gabelli at a $13.173 per share  exercise price.  Venator Global, which is the sole general partner of Venator Fund,
      is  deemed  to  have   beneficial   ownership  of  the  securities   owned
      beneficially  by Venator  Fund.  Marc Gabelli is the  President of Venator
      Global.

(4)   Includes  (i) 244,396  shares of Common  Stock owned  directly by Mario J.
      Gabelli  (including  8,903 held for the benefit of Mario J. Gabelli  under the Lynch Interactive  Corporation 401(k) Savings Plan); (ii) 1,203 shares owned by a charitable  foundation  of which Mario J. Gabelli is a trustee;
      (iii)  96,756  shares  owned by a limited  partnership  in which  Mario J.
      Gabelli is the general  partner and has an  approximate  5% interest;  and
      (iv) 24,519 shares owned by Lynch Interactive Corporation,  of which Mario
      J. Gabelli is Chairman and the beneficial  officer of approximately 24% of the  outstanding  common  stock.  Mario J.  Gabelli  disclaims  beneficial ownership  of the shares  owned by such  charitable  foundation,  by Lynch
      Interactive  Corporation  and by such limited  partnership,  except to the extent of his 5% interest in such limited partnership.

(5)   Includes (i) 5,114  shares  owned by Mr. Gray;  (ii) 751 shares owned by a partnership of which Mr. Gray is the general  partner;  (iii) 2,407 shares owned by a partnership  of which Mr. Gray is one of the general  partners;
      (iv) 2,105 shares owned by Mr. Gray's wife;  and (v) 3,008 shares owned by a partnership of which Mr. Gray's wife is one of the general partners.

(6)   Includes (i) 10,000 shares of restricted stock granted under the Company's
      2001  Equity  Incentive  Plan and (ii) 400 shares  jointly  owned with Mr.
      Zylstra's wife, with whom he shares voting and investment power.

(7)   Includes  10,000  shares of  restricted  stock granted under the Company's
      2001 Equity Incentive Plan.

(8)   1,445  shares are  jointly  owned with Mr.  Cerutti's  wife,  with whom he shares voting and investment power.

(9)   1,000  shares are jointly  owned with Mr.  Nakamura's  wife,  with whom he shares voting and investment power.

(10)  Includes an aggregate of 20,000  shares  issuable upon exercise of options held by all Directors and executive officers as a group.

Item 13.    Certain   Relationships  and  Related  Transactions  and  Director
            Independence.

      As  required  under  AMEX  rules,  a majority  of the  members of a listed company's  Board of Directors must qualify as  "independent,"  as  affirmatively determined by the Board of Directors.  The Board of Directors of the Corporation
has determined that all of the Directors are  independent  within the meaning of
AMEX rules.

      Additionally,  AMEX rules  require  that each  listed  company's  Board of
Directors must have an audit  committee of at least three members,  each of whom must qualify as  "independent"  within the meaning of AMEX rules  applicable  to audit committee members.  The Corporation's  Audit Committee  currently has four members, Messrs. Pustorino (Chairman),  Cerutti, DaPuzzo and Gray, and the Board
of Directors has determined that all audit committee  members are  "independent"
within the meaning of the AMEX rules applicable to audit committee members.

      All transactions  between the Company and any of its officers,  directors, director nominees,  principal stockholders or their immediate family members are to be approved by a majority of its independent and disinterested directors, and are  to be on  terms  no  less  favorable  to  it  than  it  could  obtain  from unaffiliated  third  parties.  Such  policy  and  procedures  are set forth in a resolution of the Board of Directors.

Item 14.    Principal Accounting Fees and Services.

      Ernst & Young LLP audited the  consolidated  financial  statements  of the
Corporation for the year ended December 31, 2006 and has reported the results of its audit to the Audit Committee of the Board of Directors.

AUDIT FEES

      The  aggregate  audit fees billed for each of the last two fiscal years by
Ernst & Young LLP were  $436,800  for 2006 and  $392,500  for 2005.  Audit  fees include  services  relating  to  auditing  the  Corporation's  annual  financial statements,  reviewing the financial  statements  included in the  Corporation's quarterly reports on Form 10-Q and certain accounting consultations.

AUDIT RELATED FEES

      The  aggregate  audit  related fees billed for each of the last two fiscal years by Ernst & Young LLP totaled $24,000 for 2006 and $22,000 for 2005.  Audit related fees include services relating to employee benefit plans.

TAX FEES

      The  aggregate  tax fees  billed for each of the last two fiscal  years by
Ernst & Young LLP  totaled  $25,000  for 2006 and  $32,000  for  2005.  Tax fees include services performed relating to tax compliance and customs services.

ALL OTHER FEES

      The Corporation was not billed for any other services by Ernst & Young LLP during 2006 or 2005.

PRE-APPROVAL POLICIES AND PROCEDURES

      The Audit  Committee  policy and procedures for the  pre-approval of audit and non-audit services rendered by our independent auditors are reflected in the
Audit Committee  Charter.  The Audit Committee  Charter  provides that the Audit
Committee  shall  pre-approve all audit and non-audit  services  provided by the independent  auditors and shall not engage the  independent  auditors to perform the specific  non-audit  services  proscribed  by law or  regulation.  The Audit
Committee  may  delegate  pre-approval  authority  to  a  member  of  the  Audit
Committee.  The decisions of any Committee member to whom pre-approval authority is  delegated  must be presented  to the full  Committee  at its next  scheduled meeting.

      The Audit  Committee  has  determined  that the  rendering of the services other than audit  services by Ernst & Young LLP is compatible  with  maintaining
Ernst & Young LLP's independence.

      All audit-related and tax services  performed by our independent  auditors were pre-approved by the Audit Committee.

                                     PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)   (3)  EXHIBITS

Exhibit No.   Description
-----------   -----------

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
      (c)**   Articles of  Amendment  of the  Articles of  Incorporation  of the
              Company.
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
              2004).
      23**    Consent of Independent Registered Public Accounting Firm - Ernst &
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
              302 of the Sarbanes-Oxley Act of 2002.
      32(a)*  Certification by Principal  Executive  Officer pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002.
      32(b)*  Certification by Principal  Financial  Officer pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002.
      99(a)*  The LGL Group, Inc. Audit Committee Charter

----------------
*     Filed herewith.
**    Previously filed with the Annual Report on Form 10-K for the Corporation's fiscal year ended December 31, 2006, filed on April 2, 2007.

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

                                         THE LGL GROUP, INC.

April 30, 2007                           BY: /s/ Jeremiah M. Healy
                                             -----------------------------------
                                             Jeremiah M. Healy
                                             President, Chief Executive Officer

      Pursuant to the requirements of the Securities  Exchange Act of 1934, this report  has  been  signed  below  by the  following  persons  on  behalf  of the
Registrant and in the capacities and on the dates indicated:

            Signatures                         Capacity                  Date
-----------------------------------------------------------------------------------
                                     Principal Executive Officer,
                                     Principal Financial Officer,   April 30, 2007
                                     Principal Accounting Officer
/s/ Jeremiah M. Healy
-----------------------------------
        JEREMIAH M. HEALY

                                       Chairman of the Board of     April 30, 2007
                                              Directors

-----------------------------------
         MARC J. GABELLI

                                               Director             April 30, 2007
/s/ E. Val Cerutti
-----------------------------------
          E. VAL CERUTTI

                                               Director             April 30, 2007
/s/ Peter J. Dapuzzo
-----------------------------------
         PETER J. DAPUZZO

                                               Director             April 30, 2007
/s/ Timothy Foufas
-----------------------------------
          TIMOTHY FOUFAS

                                               Director             April 30, 2007
/s/ Avrum Gray
-----------------------------------
            AVRUM GRAY

                                               Director             April 30, 2007
/s/ Patrick J. Guarino
-----------------------------------
        PATRICK J. GUARINO

                                               Director             April 30, 2007
/s/ Kuni Nakamura
-----------------------------------
          KUNI NAKAMURA

                                               Director             April 30, 2007
/s/ Anthony Pustorino
-----------------------------------
        ANTHONY PUSTORINO

                                               Director             April 30, 2007

-----------------------------------
          JAVIER ROMERO

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
      (c)**   Articles of  Amendment  of the  Articles of  Incorporation  of the
              Company.
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
              2004).
      23**    Consent of Independent Registered Public Accounting Firm - Ernst &
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
              302 of the Sarbanes-Oxley Act of 2002.
      32(a)*  Certification by Principal  Executive  Officer pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002.
      32(b)*  Certification by Principal  Financial  Officer pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002.
      99(a)*  The LGL Group, Inc. Audit Committee Charter

----------------
*     Filed herewith.
**    Previously filed with the Annual Report on Form 10-K for the Corporation's fiscal year ended December 31, 2006, filed on April 2, 2007.

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

