Form 10-Q
period 2007-03-31
LGL GROUP INC
filed 2007-05-14
CIK 61004

================================================================================

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2007
                                     --------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 1-106
                    -----
                               THE LGL GROUP, INC.
----------------------------------------------------------------------------------

             (Exact Name of Registrant as Specified in Its Charter)

          Indiana                                        38-1799862
----------------------------------------------------------------------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

140 Greenwich Avenue, 4th Floor, Greenwich, CT           06830
----------------------------------------------------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

                                 (203) 622-1150
----------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

----------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

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

               Class                           Outstanding At May 11, 2007
               -----                           ---------------------------
   Common Stock, $0.01 par value                        2,154,702

                                      INDEX

                      THE LGL GROUP, INC. AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Financial Condition and

PART 1 -- FINANCIAL INFORMATION -
ITEM 1 -- FINANCIAL STATEMENTS

                                           THE LGL GROUP, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                           (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                            March 31,       December 31,
                                                                                              2007              2006
                                                                                           -----------------------------
ASSETS                                                                                      (UNAUDITED)
Current Assets
    Cash and cash equivalents .....................................................        $  4,662           $  4,429
    Restricted cash (Note D) ......................................................           1,196                 96
    Investments - marketable securities (Note E) ..................................              55              2,610
    Accounts receivable, less allowances of $1,111 and $808, respectively .........           6,531              6,976
    Unbilled accounts receivable (Note H) .........................................             227                227
    Inventories (Note F) ..........................................................           8,012              8,906
    Prepaid expenses and other current assets .....................................             497                369
                                                                                           --------           --------
        Total Current Assets ......................................................        $ 21,180           $ 23,613
Property, Plant and Equipment
    Land ..........................................................................             855                855
    Buildings and improvements ....................................................           5,770              5,770
    Machinery and equipment .......................................................          15,401             15,358
                                                                                           --------           --------
    Gross Property, Plant and Equipment ...........................................          22,026             21,983
    Less: accumulated depreciation ................................................         (15,521)           (15,218)
                                                                                           --------           --------
    Net Property, Plant and Equipment .............................................           6,505              6,765
    Deferred Income Taxes .........................................................             111                111
    Other assets ..................................................................             439                468
                                                                                           --------           --------
        Total Assets ..............................................................        $ 28,235           $ 30,957
                                                                                           ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable to bank (Note G) ................................................        $  1,930           $  2,256
    Trade accounts payable ........................................................           2,217              2,796
    Accrued warranty expense (Note H) .............................................              87                181
    Accrued compensation expense ..................................................           1,837              1,492
    Accrued income taxes ..........................................................              38                 23
    Accrued professional fees .....................................................             284                562
    Other accrued expenses ........................................................             752              1,352
    Customer advances .............................................................             684                461
    Current maturities of long-term debt (Note G) .................................           1,833              2,027
                                                                                           --------           --------
        Total Current Liabilities .................................................           9,662             11,150
Long-term debt (Note G) ...........................................................           2,987              3,100
                                                                                           --------           --------
        Total Liabilities .........................................................        $ 12,649           $ 14,250
Shareholders' Equity
    Common stock, $0.01 par value - 10,000,000 shares authorized; 2,188,510
      shares issued; 2,154,702 shares outstanding .................................              22                 22
    Additional paid-in capital ....................................................          21,102             21,081
    Accumulated deficit ...........................................................          (5,238)            (5,711)
    Accumulated other comprehensive income (Note J) ...............................             346              1,962
    Treasury stock, at cost, 33,808 shares ........................................            (646)              (646)
                                                                                           --------           --------
        Total Shareholders' Equity ................................................          15,586             16,707
                                                                                           --------           --------
        Total Liabilities and Shareholders' Equity ................................        $ 28,235           $ 30,957
                                                                                           ========           ========

                               SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            3

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                      THE LGL GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS -- UNAUDITED
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                           2007          2006
                                                     -----------    -----------
REVENUES ...................................         $    10,667    $    12,091
Cost and expenses:
  Manufacturing cost of sales ..............               8,307          8,544
  Selling and administrative ...............               3,248          3,161
                                                     -----------    -----------
OPERATING PROFIT/(LOSS) ....................                (888)           386
Other income (expense):
  Investment income ........................               1,526            235
  Interest expense .........................                 (96)          (163)
  Other income .............................                 (10)            (8)
                                                     -----------    -----------
  Net Other Income .........................               1,420             64
INCOME BEFORE INCOME TAXES .................                 532            450
Provision for income taxes .................                 (58)           (84)
                                                     -----------    -----------
NET INCOME .................................         $       474    $       366

BASIC INCOME PER SHARE: ....................         $      0.22    $      0.17
DILUTED INCOME PER SHARE: ..................         $      0.22    $      0.17
WEIGHTED AVERAGE SHARES BASIC ..............           2,154,702      2,154,702
WEIGHTED AVERAGE SHARES DILUTED ............           2,175,813      2,154,702

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                                          THE LGL GROUP, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENT OF CASH FLOWS -- UNAUDITED
                                                     (IN THOUSANDS)

                                                                                                    Three Months Ended
                                                                                                         March 31,
                                                                                                         ---------
                                                                                                      2007       2006
                                                                                                    -------     -------
OPERATING ACTIVITIES
Net income .................................................................................        $   474     $   366
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation ...............................................................................            302         307
Amortization of definite-lived intangible assets ...........................................             29          27
Share-based compensation expense ...........................................................             21        --
Gain realized on sale of marketable securities .............................................         (1,526)       (202)
Changes in operating assets and liabilities:
  Receivables ..............................................................................            445      (1,180)
  Inventories ..............................................................................            894        (205)
  Accounts payable and accrued liabilities .................................................           (966)       (250)
  Commitments and contingencies ............................................................           --          (825)
  Other assets/liabilities .................................................................           (129)        840
                                                                                                    -------     -------
Net cash used in operating activities ......................................................           (456)     (1,122)

INVESTING ACTIVITIES
Capital expenditures .......................................................................            (43)        (53)
Proceeds from sale of marketable securities ................................................          2,292         423
Net repayment of margin liability on marketable securities .................................           --          (330)
                                                                                                    -------     -------
Cash provided by investing activities ......................................................          2,249          40

FINANCING ACTIVITIES
Net repayment of notes payable .............................................................           (326)       (457)
Repayment of long-term debt ................................................................           (307)       (566)
Restricted cash ............................................................................         (1,100)       --
Other ......................................................................................            173          58
                                                                                                    -------     -------
Net cash used in financing activities ......................................................         (1,560)       (965)
Increase (decrease) in cash and cash equivalents ...........................................            233      (2,047)
Cash and cash equivalents at beginning of period ...........................................          4,429       5,512
                                                                                                    -------     -------
Cash and cash equivalents at end of period .................................................        $ 4,662     $ 3,465
                                                                                                    =======     =======

                               SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.  SUBSIDIARIES OF THE REGISTRANT

     As of March 31, 2007, the Subsidiaries of the Registrant are as follows:

                                                                    Owned by LGL
                                                                    ------------

Lynch Systems, Inc...............................................       100.0%
M-tron Industries, Inc...........................................       100.0%
        M-tron Industries, Ltd...................................       100.0%
        Piezo Technology, Inc....................................       100.0%
                Piezo Technology India Private Ltd.   ...........        99.9%

     The LGL Group, Inc. (the "Company") has two principal operating subsidiaries, the combined operations of M-tron Industries, Inc. and Piezo
Technology, Inc. ("MtronPTI") and Lynch Systems, Inc. ("Lynch Systems").

B.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article
10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

     The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries Annual
Report on Form 10-K for the year ended December 31, 2006, and the Company's
Annual Report, as amended, on Form 10-K/A, for the year ended December 31, 2006, filed with the Securities and Exchange Commission on April 30, 2007.

C.   RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2006, the FASB issued Financial Accounting Standards Interpretation
No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES -- AN INTERPRETATION OF FASB
STATEMENT NO. 109 (the "Interpretation," or "FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, ACCOUNTING FOR
INCOME TAXES. The Interpretation prescribes a recognition and measurement method for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. We have adopted the provisions of FIN 48 effective January 1, 2007 accordingly. In accordance with FIN 48, the
Company will recognize any interest and penalties related to unrecognized tax benefits in income tax expense.

     Based on a review of our tax provisions, the Company did not record a liability for unrecognized tax benefits as a result of adopting FIN 48 on

January 1, 2007. Further, there has been no change during the three months ended
March 31, 2007. Accordingly, we have not accrued any interest and penalties through the period ending March 31, 2007.

     The Company files income tax returns in the U.S. federal, various state and
Hong Kong jurisdictions. The Company is generally no longer subject to income tax examinations by U.S. federal, state and Hong Kong tax authorities for years before 2003.

     In September 2006, the FASB issued SFAS No. 157 "FAIR VALUE MEASUREMENTS"
("SFAS 157"). This statement replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value, and expands financial statement disclosures regarding fair value measurements. This statement applies only to fair value measurements that are already required or permitted by other accounting standards and does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning subsequent to November 15, 2007. The Company will adopt this Statement in the first quarter of 2008, and is currently evaluating the impact on its financial position and results of operations.

     In February 2007, the FASB issued SFAS No. 159, The FAIR VALUE OPTION FOR
FINANCIAL ASSETS AND FINANCIAL LIABILITIES-INCLUDING AN AMENDMENT OF FASB
STATEMENT NO. 115 ("SFAS No. 159"). SFAS No. 159 permits entities to irrevocably choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15,
2007. For any eligible items that exist at the effective date for which an entity chooses to elect the fair value option, the effect of the first measurement to fair value shall be reported as a cumulative-effect adjustment to the opening balance of retained earnings. The Company is in the process of evaluating the impact that this pronouncement may have on its results of operations and financial condition.

D.  RESTRICTED CASH

     At March 31, 2007 the Company had $1,196,000, in restricted cash. Of this amount, $1,100,000 secures a short-term credit facility at Bank of America to
Lynch Systems. Restricted cash of $96,000 is being held at Lynch Systems against a Stand-by Letter of Credit that was issued to a customer against a partially completed machine in 2006. At December 31, 2006, the Company had $96,000 in
restricted cash.

E.  INVESTMENTS

     The following is a summary of marketable securities (investments) held by the Company (IN THOUSANDS) at:

                                                  Gross        Gross        Estimated
                                               Unrealized    Unrealized       Fair
Equity Securities                    Cost         Gains        Losses         Value
---------------------------------- ---------  ------------  -------------  -----------
March 31, 2007 ................... $   68          --          $  (13)      $   55
December 31, 2006 ................ $  833        $1,789        $  (12)      $2,610

     The Company sold the remainder of its portfolio of available for sale securities held at Corporate headquarters on March 27, 2007. The available for sale securities at March 31, 2007, with a cost of $68,000 and a fair market value of $55,000, are held by MtronPTI.

F.   INVENTORIES

     Inventories are stated at the lower of cost or market value. At March 31,
2007, consolidated inventories were valued by two methods: last-in, first-out
("LIFO") - 49.4%, and first-in, first-out ("FIFO") - 50.6%. At December 31,
2006, LIFO inventory comprised 49.2%, and FIFO 50.8%, of the total inventory.

                                                    March 31,     December 31,
                                                      2007            2006
                                                    --------------------------
                                                         (In Thousands)
Raw materials ..............................        $2,571            $3,016
Work in process ............................         2,189             2,394
Finished goods .............................         3,252             3,496
                                                    ------            ------
  Total Inventories ........................        $8,012            $8,906
                                                    ======            ======

     Current costs exceed LIFO value of inventories by $1,032,000 and $1,038,000 at March 31, 2007 and December 31, 2006, respectively.

G. REVOLVING LOANS AND LONG-TERM NOTES/DEBT

                                                                                                           March 31,      December 31,
                                                                                                             2007             2006
                                                                                                            -------         -------
REVOLVING LOANS:                                                                                                (In Thousands)
MtronPTI  revolving  loan (First  National Bank of Omaha) at greater of prime or 4.5%
    (8.25% at March 31, 2007), due May 31, 2007                                                             $ 1,680         $ 1,356
Lynch  Systems  working  capital revolving loan (BB&T)at One Month LIBOR
     + 2.75%, repaid February 2007                                                                               --               900
Lynch  Systems  working  capital  revolving  loan  (Bank of  America)  at One  Month
     LIBOR + 1.75%; (7.07% at March 31, 2007)                                                                   250            --
                                                                                                            =======         =======
                                                                                                            $ 1,930         $ 2,256
                                                                                                            =======         =======
LONG-TERM DEBT:
MtronPTI term loan (RBC Centura Bank) due October 2010. The note bears interest at LIBOR Base Rate plus 2.75%. Interest rate swap converted the loan
    to a fixed rate, at 7.51% at March 31, 2007                                                               2,946           2,964
MtronPTI  term loan (First  National  Bank of Omaha) at the greater of prime plus 50
    basis points or 4.5% (8.75% at March 31, 2007), due October 2007                                          1,202           1,287
MtronPTI  commercial  variable rate bank term loan,  (First  National Bank of Omaha)
    8.75% at March 31, 2007, due May 2007                                                                       177             239
South  Dakota  Board  of  Economic  Development  loan  at a fixed  rate  of 3%,  due
    December 2007                                                                                               247             250
Yankton  Areawide  Business  Council  loan at a fixed  rate of 5.5%, due  November
    2007                                                                                                         62              65
Rice University Promissory Note at a fixed rate of 4.5%, due August 2009                                        186             203
Smythe Estate Promissory Note at a fixed rate of 4.5% due August 2009                                          --               119
                                                                                                            -------         -------
Long-Term Loans and Notes                                                                                     4,820           5,127
Less: Current maturities                                                                                     (1,833)         (2,027)
                                                                                                            -------         -------
Long-term Debt                                                                                              $ 2,987         $ 3,100
                                                                                                            =======         =======

     Lynch Systems and MtronPTI maintain their own short-term line of credit facilities. In general, the credit facilities are secured by property, plant and equipment, inventory, receivables and common stock of certain subsidiaries and contain certain covenants restricting distributions to the Company. The Lynch
Systems credit facility includes a parent Company guarantee supported by a
(restricted )cash deposit of $1,100,000 at March 31, 2007.

     At March 31, 2007, the Company had $1,930,000 in revolving loans, compared with $2,256,000 at December 31, 2006.

     At March 31, 2007, Mtron's short-term credit facility with First National
Bank of Omaha ("FNBO") is $5,500,000, under which there is a revolving credit loan for $1,680,000. The Revolving Loan bears variable interest at the greater of prime rate or 4.5%, (8.25% at March 31, 2007) and is due on May 31, 2007. The
Company intends to rollover this revolver as it has in prior years.

     At Lynch Systems, a new short term credit facility has been established in the first quarter of 2007 which allows for $1,100,000 of borrowings for working capital purposes. Borrowings on this line, which on March 31, 2007 are $250,000, bear interest at a rate of LIBOR plus 1.75%, which at March 31, 2007 was 7.07%.
The entire borrowing capacity is collateralized by $1,100,000 of restricted cash on deposit.

     The Company had a working capital revolver at Lynch Systems that had been entered into in October 2005 with Branch Banking and Trust Company ("BB&T"). The revolving loan had a $3,500,000 borrowing capacity, bore variable interest at the One-month LIBOR plus 2.75% and was due January 29, 2007. At December 31,
2006, Lynch's borrowings on the line of credit had been $900,000. The revolver expired on January 29, 2007 and the borrowing on the line of credit of $900,000 plus accrued interest of $5,000, were repaid on February 13, 2007.

     The Company had $4,670,000 of unused borrowing capacity under Lynch
Systems' and MtronPTI's combined $6,600,000 revolving lines of credit at March
31, 2007, compared to $6,744,000 of unused borrowing capacity at December 31,
2006, under combined lines of credit of $9,000,000.

     On September 30, 2005, MtronPTI entered into a Loan Agreement with RBC
Centura Bank ("RBC"). The RBC Term Loan Agreement provided for a loan in the amount of $3,040,000 (the "RBC Term Loan"), the proceeds of which were used to pay off the $3,000,000 bridge loan with First National Bank of Omaha which had been due October 2005. The RBC Term Loan bears interest at LIBOR Base Rate plus
2.75% and is to be repaid in monthly installments based on a twenty year amortization, with the then remaining principal balance to be paid on the fifth anniversary of the RBC Term Loan. The balance of this loan at March 31, 2007 is
$2,946,000. The RBC Term Loan is secured by a mortgage on PTI's premises.

     In connection with this RBC Term Loan, MtronPTI entered into a five-year interest rate swap from which it will receive periodic payments at the LIBOR
Base Rate and make periodic payments at a fixed rate of 7.51% with monthly settlement and rate reset dates. The Company has designated this swap as a cash flow hedge in accordance with FASB 133 "Accounting for Derivative Instruments and Hedging Activities". The fair value of the interest rate swap at March 31,
2007 is $8,000, $5,000 net of tax, compared with $22,000, $15,000 net of tax, at
December 31, 2006. It is included in "other assets" on the balance sheet. The aggregate fair value is recorded in accumulated other comprehensive income, net of tax.

     All outstanding obligations under the RBC Term Loan Agreement are collateralized by security interests in the assets of MtronPTI. The Loan
Agreement contains a variety of affirmative and negative covenants of types customary in an asset-based lending facility. The Loan Agreement also contains financial covenants relating to maintenance of levels of minimal tangible net worth and working capital, and current, leverage and fixed charge ratios, restricting the amount of capital expenditures. At March 31, 2007, MtronPTI is in compliance with all financial covenants associated with this loan and has obtained a waiver from RBC regarding its breach of covenant requiring MtronPTI to file its stand-alone financial statements with the bank within 120 days of year end.

     On October 14, 2004, MtronPTI, entered into a Loan Agreement with First
National Bank of Omaha for a loan in the amounts of $2,000,000 (the "Term
Loan"). The Term Loan bears interest at the greater of prime rate plus 50 basis points, or 4.5%, and is repaid in monthly installments of $37,514, with the then remaining principal balance plus accrued interest to be paid on the third anniversary of the Loan Agreement, October 2007. The balance of this loan at
March 31, 2007, is $1,202,000. MtronPTI also has a commercial loan with First
National Bank of Omaha, with a balance of $177,000 at March 31, 2007, due May
2007. At March 31, 2007, MtronPTI is in compliance with all financial covenants associated with this loan and received a waiver regarding its breach of covenant requiring MtronPTI to file its stand-alone financial statements with the bank within 120 days of year end.

     The Smythe Estate Promissory Note was repaid in the first quarter of 2007.

     In October 2004, in connection with the acquisition of PTI, the Company provided $1,800,000 of subordinated financing to MtronPTI and MtronPTI issued a subordinated promissory note to the Company in such amount increasing the subordinated total to $2,500,000. In October 2006, an additional $75,000 was lent to Mtron to enable it to make an investment in marketable equity securities.

     The debt decreased at both MtronPTI and Lynch Systems due to repayments of revolving loans and scheduled payments on notes long-term debt. Long-term notes and debt outstanding at March 31, 2007 included $3,441,000 of fixed rate debt at an average interest rate of 6.97% (after considering the effect of the interest rate swap) and variable rate debt of $1,379,000 at an average rate of 8.75%.
Long-term notes and debt outstanding at December 31, 2006 included $3,601,000 of fixed rate debt at an average interest rate of 5% (after considering the effect of the interest rate swap) and variable rate debt of $3,782,000 at an average rate of 8.45%.

H.   LONG-TERM CONTRACTS AND WARRANTY EXPENSE

     Lynch Systems is engaged in the manufacture and marketing of glass-forming machines and specialized manufacturing machines. Certain sales contracts require an advance payment (usually 30% of the contract price) which is accounted for as a customer advance. The contractual sales prices are paid either (i) as the manufacturing process reaches specified levels of completion or (ii) based on the shipment date or (iii) negotiated terms of sale. Guarantees by letter of credit from a qualifying financial institution are required for most sales contracts. Because of the specialized nature of these machines and the period of time needed to complete production and shipping, Lynch Systems accounts for these contracts using the percentage-of-completion accounting method as costs are incurred compared to total estimated project costs (cost-to-cost basis). At both March 31, 2007 and December 31, 2006, unbilled accounts receivable was
$227,000. This project was completed and billed, payment was received, and the product was shipped, in April 2007.

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

                                                                (in thousands)
     Balance, December 31, 2006 ............................         $ 181
     Warranties issued during the period ...................            16
     Settlements made during the period ....................          (110)
                                                                     -----
     Balance, March 31, 2007 ...............................         $  87
                                                                     =====

I. EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY

     STOCK BASED COMPENSATION AND EARNINGS PER SHARE

     The Company accounts for stock based compensation in accordance with the provisions of Statement of Financial Accounting Standards 123R, "Share-Based
Payment" ("SFAS 123R"). SFAS 123R requires all share based payments issued to be recognized in the statement of operations based on their fair values, net of estimated forfeitures. Compensation expense related to stock based compensation is recognized over the requisite service period, which is generally the vesting period.

     On September 5, 2006, the Company issued 20,000 shares of restricted stock to two senior executives and on March 20, 2007, the Company issued 10,000 shares of restricted stock to its new Chief Financial Officer. Fifty percent of these shares will become vested after one year and the remainder, quarterly during year two. These are being accounted for under SFAS 123R. Total stock compensation expense recognized by the Company for the quarter ended March 31,
2007 was $21,000. The remaining unrecognized compensation expense of $126,000 associated with the September 2006 grant will be recognized ratably over the next 17 months and the remaining $76,000 March 20, 2007 grant will be recognized ratably over the next 23 2/3 months.

     EARNINGS PER SHARE

     The Company computes earnings per share in accordance with SFAS No. 128,
"EARNINGS PER SHARE". Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of stock options, restricted common stock, and other potentially dilutive financial instruments, only in the periods in which the effects are dilutive.

     The following securities have been excluded from the diluted earnings per share computation because the impact of the assumed exercise of stock options and vesting of restricted stock would have been anti-dilutive:

                                       Quarter ended  March 31,
                                           2007      2006
                                          ------     -----
Options to purchase common stock         200,000    295,000

J.   ACCUMULATED OTHER COMPREHENSIVE INCOME

     For the quarter ended March 31, 2007, total comprehensive loss was
$1,142,000, comprised of net income of $474,000 and the change in Other
Comprehensive Income of ($1,616,000).

     Other comprehensive income (loss) includes the change in unrealized gain
(loss) on available for sale securities, the changes in fair values of derivatives designated as cash flow hedges, and foreign currency translation adjustments. At March 31, 2007, changes in Other Comprehensive Income included
$173,000 of foreign currency translation gain associated with MtronPTI's foreign subsidiary in India, an unrealized holding loss of $263,000 during the period, and a $1,526,000 reclassification adjustment for gains included in net income and a $10,000 change in the fair value of the interest rate swap, net of tax.

     For the quarter ended March 31, 2006, total comprehensive income was
$1,149,000, comprised of net income of $366,000 and change in other comprehensive income of $783,000. Other comprehensive income included the changes in fair value of investments classified as available for sale of
$724,000, $12,000 of currency translation gain associated with MtronPTI's foreign subsidiary, and $47,000, the change in the fair value of the interest rate swap, net of tax.

                                                                        Three Months Ended
                                                                             March 31,
                                                                         2007          2006
                                                                    -----------------------
Net income as reported ..........................................     $   474      $   366
Foreign currency translation adjustment .........................         173           12
Deferred gain/(loss) on interest rate swap ......................         (10)          47
Unrealized gain/(loss) on available for sale securities .........        (263)         724
Reclassification adjustment for gains included in net income ....      (1,526)        --
                                                                      -------      -------
Total comprehensive income/(loss) ...............................     $(1,142)     $ 1,149
                                                                      =======      =======

     The components of Accumulated Other Comprehensive Income, net of related tax, at March 31, 2007 and at December 31, 2006, are as follows:

                                                                       March 31,   December 31,
                                                                         2007          2006
                                                                       -------       -------
Balance beginning of period .......................................    $ 1,962       $   835
Foreign currency translation adjustment ...........................        173            83
Deferred gain (loss) on interest rate swap ........................        (10)           14
Net change in unrealized gain on available for-sale securities ....       (263)        1,030
Reclassification adjustment for gains included in net income ......     (1,526)         --
                                                                       -------       -------
Accumulated other comprehensive income ............................    $   346       $ 1,962

K.  SEGMENT INFORMATION

     The Company has two reportable business segments: 1) glass manufacturing machinery business, which represents the operations of Lynch Systems, and 2)
frequency control devices (quartz crystals and oscillators) which represents products manufactured and sold by MtronPTI. The Company's foreign operations in
Hong Kong and India are under MtronPTI.

     Operating profit (loss) is equal to revenues less operating expenses, excluding investment income, interest expense, and income taxes. The Company allocates a portion of its general corporate expenses to its two operating segments. Such allocation was $125,000 ($62,500 for each segment) for the three months ending March 31, 2007 and 2006, respectively. Identifiable assets of each industry segment are the assets used by the segment in its operations excluding general corporate assets. General corporate assets are principally cash and cash equivalents, investments, office equipment, and a deferred tax valuation allowance.

                                                      Three Months Ended March 31,
REVENUES                                                    2007          2006
                                                         --------      --------
Glass manufacturing equipment - USA                      $    385      $    530
Glass manufacturing equipment - Foreign                       905         1,813
                                                         --------      --------
Total Glass manufacturing equipment                         1,290         2,343

Frequency control devices - USA                             4,902         4,890
Frequency control devices - Foreign                         4,475         4,858
                                                         --------      --------
Total Frequency control devices                             9,377         9,748
                                                         --------      --------
Consolidated total revenues                              $ 10,667      $ 12,091
                                                         ========      ========
OPERATING PROFIT (LOSS)
Glass manufacturing equipment                            $   (197)     $   (260)
Frequency control devices                                    (242)          975
                                                         --------      --------
Total manufacturing                                          (439)          715

Unallocated Corporate expense                                (449)         (329)
                                                         --------      --------
Consolidated total operating profit (loss)               $   (888)     $    386
                                                         ========      ========
OTHER PROFIT (LOSS)
Investment income                                        $  1,526      $    235
Interest expense                                              (96)         (163)
Other (expense) income                                        (10)           (8)
                                                         --------      --------
Consolidated total profit before taxes                   $    532      $    450
                                                         ========      ========

CAPITAL EXPENDITURES
Glass manufacturing equipment                            $      4          --
Frequency control devices                                      39            53
                                                         --------      --------
Consolidated total capital expenditures                  $     43      $     53

TOTAL ASSETS                                             March 31,    December 31,
                                                            2007          2006
Glass manufacturing equipment                            $  6,240      $  6,050
Frequency control devices                                  20,430        21,699
General Corporate                                           1,565         3,208
                                                         --------      --------
Consolidated total assets                                $ 28,235      $ 30,957
                                                         ========      ========

For the three months ended March 31, 2007 and 2006, Lynch System's significant foreign revenues to specific countries were as follows:

                                                              Three Months Ended
                                                                   March 31,
                                                                2007       2006
                                                               ------     ------
GLASS MANUFACTURING EQUIPMENT - FOREIGN REVENUES
Brazil                                                         $  402     $  623
Democratic Republic of the Congo                                 --          385
China                                                            --          198
Pakistan                                                         --          187
Mexico                                                            153       --
All other foreign countries                                       350        420
                                                               ------     ------
     Total foreign revenues                                    $  905     $1,813
                                                               ======     ======

For the three months ended March 31, 2007 and 2006, MtronPTI's significant foreign revenues to specific countries were as follows:

                                                              Three Months Ended
                                                                   March 31,
                                                             -------------------
                                                              2007         2006
                                                             ------       ------
FREQUENCY CONTROL DEVICES - FOREIGN REVENUES
China                                                        $  669       $1,083
Canada                                                          651        1,000
Thailand                                                        646          530
Mexico                                                          605         --
All other foreign countries                                   1,904        2,245
                                                             ------       ------
     Total foreign revenues                                  $4,475       $4,858
                                                             ======       ======

     "All other foreign countries" includes all countries which individually comprise less than 10% of total foreign revenues for each segment.

L.   INCOME TAXES

     The Company files consolidated federal income tax returns, which includes all U.S. subsidiaries. The Company has a $2,836,000 net operating loss ("NOL")
carry-forward as December 31, 2006. This NOL expires through 2024 if not utilized prior to that date. For the three month period ended March 31, 2007, the Company has reported a net income tax expense of $58,000. The Company continues to utilize net operating loss carry-forwards to offset federal income tax expense on the Company's profitable U.S. operations.

     The provision for income taxes reflects a tax rate of 10.9% compared with
18.6% in 2006. The lower income tax rate results from a higher portion of domestic profit forecast for 2007. Domestic profits benefit from the Company's operating loss carry forwards, which are fully reserved for and therefore are not taxed until the benefit is exhausted.

M.  COMMITMENTS AND CONTINGENCIES

     In the normal course of business, subsidiaries of the Company are defendants in certain product liability, worker claims and other litigation in which the amounts being sought may exceed insurance coverage levels. The Company has no pending litigation at this time.

IN RE: SPINNAKER COATING, INC., DEBTOR/PACE LOCAL 1-1069 V. SPINNAKER COATING,
INC., AND THE LGL GROUP, INC., U.S. BANKRUPTCY COURT, DISTRICT OF MAINE, CHAPTER
11, ADV. PRO. NO. 02-2007, AND PACE LOCAL 1-1069 V. THE LGL GROUP, INC. AND
LYNCH SYSTEMS, INC. CUMBERLAND COUNTY SUPERIOR COURT, CV-2001-00352

     On January 13, 2006 the Company settled a case relating to closure of a plant in Maine that the Company had an interest in. The settlement included payment of a total of $800,000 to resolve the claims of 67 workers who lost their jobs in 2001. This amount included $677,000 in severance and attorney fees and $123,000 in interest. The settlement was paid in full during the first quarter of 2006.

     For a historical chronology of the case, please refer to the Company's prior SEC filings.

N.   GUARANTEES

     At December 31, 2006, the Company had guaranteed (unsecured) the BB&T revolving loan of Lynch Systems. This loan was paid off in February, 2007 and the revolver was replaced with a new revolving loan with Bank of America. The
Company currently guarantees this Bank of America loan which is secured by
$1,100,000 of cash on deposit. The Company also guarantees (unsecured) the RBC
Century bank loan of MtronPTI.

     There were no other financial, performance, indirect guarantees or indemnification agreements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES

     The Company has identified the accounting policies listed below that we believe are most critical to our financial condition and results of operations, and that require management's most difficult, subjective and complex judgments in estimating the effect of inherent uncertainties. This section should be read in conjunction with Note 1 to the Consolidated Financial Statements, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, which includes other significant accounting policies.

ACCOUNTS RECEIVABLE

     Accounts receivable on a consolidated basis consists principally of amounts due from domestic and foreign customers. Credit is extended based on an evaluation of the customer's financial condition and collateral is not generally required except at Lynch Systems. In relation to export sales, the Company requires letters of credit supporting a significant portion of the sales price prior to production to limit exposure to credit risk. Certain subsidiaries and business segments have credit sales to industries that are subject to cyclical economic changes. The Company maintains an allowance for doubtful accounts at a level that management believes is sufficient to cover potential credit losses.

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

INVENTORY VALUATION

     Inventories are stated at the lower of cost or market value. Inventories valued using the LIFO method comprised approximately 49% of consolidated inventories at both March 31, 2007 and at December 31, 2006. The balance of inventories are valued using the FIFO method. If actual market conditions are more or less favorable than those projected by management, including the demand for our products, changes in technology, internal labor costs and the costs of materials, adjustments may be required.

REVENUE RECOGNITION AND ACCOUNTING FOR LONG-TERM CONTRACTS

     Revenues at MtronPTI and at Lynch Systems, with the exception of certain long-term contracts discussed below, are recognized upon shipment when title passes. Shipping costs are included in manufacturing cost of sales.

     Certain of Lynch System's sales contracts require an advance payment
(usually 30% of the contract price) which is accounted for as a customer advance on the consolidated balance sheets. The contractual sales prices are paid either
(i) as the manufacturing process reaches specified levels of completion; or (ii)
based on the shipment date; or (iii) negotiated terms of sale. Guarantees by
Letter of Credit from a qualifying financial institution are required for most sales contracts. Because of the specialized nature of these machines and the period of time needed to complete production and shipping, Lynch Systems accounts for these contracts using the percentage-of-completion accounting method as costs are incurred compared to total estimated project costs
(cost-to-cost basis). At both March 31, 2007 and December 31, 2006, unbilled accounts receivable was $227,000. This amount relates to one project that was completed and billed, payment was received, and the product was shipped, in
April 2007.

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

RESULTS OF OPERATIONS
FIRST QUARTER
THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO MARCH 31, 2006

CONSOLIDATED REVENUES AND GROSS MARGIN

     Consolidated revenues for the first quarter 2007 decreased $1,424,000, or
12%, to $10,667,000 from $12,091,000 for the comparable period in 2006. Revenues at MtronPTI decreased by $371,000, or 4%, to $9,377,000 for the first quarter of
2007, from $9,748,000 for the first quarter 2006 due to a decline in oscillator sales. Revenues at Lynch Systems decreased by $1,053,000 or 45%, to $1,290,000 from $2,343,000 for the first quarter 2006 due to a decline in sales of consumer glass machines.

     The consolidated gross margin as a percentage of revenues for the first quarter of 2007 decreased to 22.1% from 29.3% for the first quarter of 2006.
MtronPTI's gross margin as a percentage of revenues for the first quarter decreased to 20.9% from 30.8% from the comparable period in 2006. The margin declines resulted from higher manufacturing costs at the Orlando factory caused by a combination of unexpected yield losses and rework costs. Lynch Systems'
gross margin as a percentage of revenues for the first quarter increased to 31%
from 23.4% for the comparable period in 2006 because 89% of sales this quarter were from higher margin spare parts. Spare parts represented 42% of sales in the
2006 period .

OPERATING PROFIT (LOSS)

     The consolidated operating loss was $888,000 for the first quarter 2007 compared to operating profit of $386,000 for the comparable period in 2006. The operating profit at MtronPTI decreased $1,217,000, resulting in a $242,000 loss for the first quarter 2007 compared with a $975,000 profit for the first quarter
2006. The decline in operating profit was primarily due to a 10% margin decline which reduced operating profit by $925,000. Lower sales volumes further reduced operating income by $114,000 and higher engineering and selling expenses contributed another $178,000 to MtronPTI's loss. In April 2007, one of
MtronPTI's customers declared bankruptcy and the Company is reserving $190,000 against its receivable, eliminating its exposure. Despite this charge to bad debt expense, MtronPTI's administrative expense improved over the same quarter prior year by $7,000 as cost reductions offset the impact of the additional expense. At Lynch Systems, the operating loss decreased by $63,000, to a
$197,000 loss in the first quarter 2007 compared with the operating loss of
$260,000 in the first quarter 2006. In the first quarter 2007, the cost reductions of $211,000 more than offset the $148,000 decline in gross margin which resulted from lower sales volumes.

     Corporate expenses increased $120,000 to $449,000 for the first quarter
2007 from $329,000 for the comparable period in 2006. This increase was due to higher legal and investment banking consulting fees, the payment of a one-time executive recruiting fee associated with the replacement of the Chief Financial
Officer, and higher directors' fees as a result of adding three new directors to the Board of Directors in the first quarter 2007.

OTHER INCOME (EXPENSE), NET

     Investment income increased $1,291,000 to $1,526,000 for the first quarter
2007 from $235,000 for the comparable period in 2006 due to realized gains on the sale of the Company's available for sale securities.

     Net interest expense decreased $67,000 to $96,000 for the first quarter
2007 from $163,000 for the comparable period in 2006, primarily due to a decrease in debt outstanding.

INCOME TAXES

     The provision for income taxes reflects a tax rate of 10.9% compared with
18.6% in 2006. The lower income tax rate results from a higher portion of domestic profit forecast for 2007. Domestic profits benefit from the Company's operating loss carry forwards, which are fully reserved for and therefore are not taxed until the benefit is exhausted.

NET INCOME

     Net income for the first quarter 2007 was $474,000 compared to net income of $366,000 in the first quarter of 2006, an increase of $108,000. Over this period, fully diluted income per share was $0.22 compared to income of $0.17 per share for the comparable period in 2006. Net income was higher due to the investment gain of $1,526,000 which offset consolidated operating losses.

BACKLOG

     Total backlog of manufactured products at March 31, 2007 was $9,726,000, a decrease of $4,910,000 from total backlog at March 31, 2006 of $14,636,000, and a $192,000 decrease from backlog at December 31, 2006 of $9,918,000.

     MtronPTI had backlog orders of $8,430,000 at March 31, 2007, compared to
$9,660,000 at March 31, 2006, and $8,065,000 at December 31, 2006.

     Lynch Systems had backlog orders of $1,296,000 at March 31, 2007 compared to $4,976,000 at March 31, 2006 and $1,853,000 at December 31, 2006.

FINANCIAL CONDITION

     The Company's cash, cash equivalents and investments in marketable securities at March 31, 2007 was $5,913,000 (including $1,196,000 of restricted cash) compared to $7,135,000 at December 31, 2006. The Company had unused borrowing capacity of $4,670,000 under Lynch Systems' and MtronPTI's revolving lines of credit at March 31, 2007, compared to $6,744,000 at December 31, 2006.

     At March 31, 2007, the Company's net working capital was $11,516,000 compared to $12,463,000 at December 31, 2006. Inventory and receivables at
MtronPTI were lower at March 31, 2007 by $1,262,000 because in addition to the
$190,000 increase in allowance for uncollectible receivables discussed in the operating income section of the MD&A, receivable collections, inventory turns and cycle time improved. At March 31, 2007, the Company had current assets of
$21,180,000 and current liabilities of $9,663,000. At December 31, 2006, the
Company had current assets of $23,613,000 and current liabilities of
$11,150,000. The ratio of current assets to current liabilities was 2.19 to 1 at
March 31, 2007, compared to 2.12 to 1 at December 31, 2006.

     For the three months ended March 31, 2007, $456,000 of cash was used in operating activities, compared to cash usage of $1,122,000 for the three months ended March 31, 2006. The improvement in operating cashflow was primarily due to the 2006 payment of an $800,000 legal settlement accrued in prior years.

     For the three months ended March 31, 2007, $2,249,000 was provided by investing activities due to the proceeds from the $2,292,000 sale of the marketable security portfolio offset by capital expenditures.

     For the three months ended March 31, 2007, $1,560,000 of cash was used in financing activities in paying down borrowings of long-term debt and notes payable and $1,100,000 of cash restricted to support Lynch System's working capital revolver.

     At March 31, 2007, the Company had $1,930,000 in notes payable to banks consisting of a revolving credit loan at MtronPTI for $1,680,000 and a working capital revolver at Lynch Systems for $250,000. At March 31, 2007, the Company
has $1,833,000 in current maturities of long-term debt. The Company believes that existing cash and cash equivalents, available borrowings under its subsidiaries' lines of credit, will be sufficient to meet its ongoing working capital and capital expenditure requirements for the foreseeable future.

     At March 31, 2007, total debt of $6,750,000 was $633,000 less than the total debt at December 31, 2006 of $7,383,000. The debt decreased at both
MtronPTI and Lynch Systems due to repayments of revolving debt and scheduled payments on long term debt. Debt outstanding at March 31, 2007, included
$3,441,000 of fixed rate debt at a quarter-end average interest rate of 5.0%, and $1,379,000 of variable rate debt at a quarter-end average interest rate of
8.75%. Long-term notes and debt outstanding at December 31, 2006 included
$3,601,000 of fixed rate debt at an average interest rate of 5% (after considering the effect of the interest rate swap) and variable rate debt of
$3,782,000 at an average rate of 8.45%.

ADOPTION OF ACCOUNTING PRONOUNCEMENTS

     In July 2006, the FASB issued Financial Accounting Standards Interpretation
No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES -- AN INTERPRETATION OF FASB
STATEMENT NO. 109 (the "Interpretation," or "FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, ACCOUNTING FOR
INCOME TAXES. The Interpretation prescribes a recognition and measurement method for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. We have adopted the provisions of FIN 48 effective January 1, 2007 accordingly. In accordance with FIN 48, the

Company will recognize any interest and penalties related to unrecognized tax benefits in income tax expense.

     Based on a review of our tax provisions, the Company did not record a liability for unrecognized tax benefits as a result of adopting FIN 48 on
January 1, 2007. Further, there has been no change during the three months ended
March 31, 2007. Accordingly, we have not accrued any interest and penalties through the period ending March 31, 2007.

     The Company files income tax returns in the U.S. federal, various state and
Hong Kong jurisdictions. The Company is generally no longer subject to income tax examinations by U.S. federal, state and Hong Kong tax authorities for years before 2003.

     In September 2006, the FASB issued SFAS No. 157 "FAIR VALUE MEASUREMENTS"
("SFAS 157"). This statement replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value, and expands financial statement disclosures regarding fair value measurements. This statement applies only to fair value measurements that are already required or permitted by other accounting standards and does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning subsequent to November 15, 2007. The Company will adopt this Statement in the first quarter of 2008, and is currently evaluating the impact on its financial position and results of operations.

     In February 2007, the FASB issued SFAS No. 159, The FAIR VALUE OPTION FOR
FINANCIAL ASSETS AND FINANCIAL LIABILITIES-INCLUDING AN AMENDMENT OF FASB
STATEMENT NO. 115 ("SFAS No. 159"). SFAS No. 159 permits entities to irrevocably choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15,
2007. For any eligible items that exist at the effective date for which an entity chooses to elect the fair value option, the effect of the first measurement to fair value shall be reported as a cumulative-effect adjustment to the opening balance of retained earnings. The Company is in the process of evaluating the impact that this pronouncement may have on its results of operations and financial condition.

OFF-BALANCE SHEET ARRANGEMENTS

     In December 2006, the Company entered into a cashless collar transaction to protect itself against the volatility associated with the Company's investment in marketable securities which were designated as available for sale and accordingly, marked to market. Under the terms of the collar, which began on
December 27, 2006 and had a March 27, 2007 expiration, the Company hedged all of its marketable securities and received protection from market fluctuations within a defined market price range. On March 27, 2007, the call expired out-of-the-money and the Company exercised the put, thereby selling the stock at the option's strike price.

RELATED PARTY TRANSACTIONS

     At March 31, 2007, the Company had $4,662,000 of free cash and cash equivalents. Of this amount, $1,057,000 (compared with $2,040,000 at December
31, 2006) is invested in United States Treasury money market funds for which affiliates of the Company serve as investment managers to the respective funds.

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

     For a complete list of risk factors, see the Company's Annual Report on
Form 10-K for the year ended December 31, 2006.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risk relating to changes in the general level of U.S. interest rates which affect the amount of interest earned on the
Company's cash/cash equivalents and restricted cash ($5,913,000 at March 31,
2007). Also, the Company's earnings and cash flows are affected by changes in interest rates as a result of making variable interest rate payments on its debt. To minimize its interest rate risk, on September 30, 2005, in connection with its $3,040,000 five-year, LIBOR plus 2.75% RBC Term Loan, MtronPTI entered into a five-year interest rate swap (the notional amount equals the loan amount)
from which it will receive payments at the LIBOR Base Rate and make payments at a fixed rate of 7.51%. This is comprised of the fixed pay rate of the swap of
6.59% plus the .92% differential between the variable rate of the loan, LIBOR plus 2.75%, and the prime rate. Management does not foresee any significant changes in the strategies used to manage interest rate risk in the future, although the strategies may be reevaluated as market conditions dictate.

ITEM 4.  CONTROLS AND PROCEDURES

     The principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report based on the evaluation of these controls and procedures required by Exchange Act Rule 13a-15.

     There has been no changes in the Registrant's internal control over financial reporting that occurred during the Registrant's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the
Registrant's internal control over financial reporting. Effective March 20,
2007, the Company has hired a new Chief Financial Officer.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          In the normal course of business, the Company and its subsidiaries are defendants in certain product liability, worker claims and other litigation.

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
Upon request, The LGL Group, Inc. will furnish to each of its shareholders a copy of any such Exhibit. Requests should be addressed to the Office of the
Secretary, The LGL Group, Inc., 140 Greenwich Avenue, 4th Floor, Greenwich CT
06830.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE LGL GROUP, INC.

May 14, 2007                              By: /s/ Jeremiah M. Healy
                                              ----------------------------------
                                              Jeremiah M. Healy
                                              PRESIDENT, CHIEF EXECUTIVE OFFICER

                                          By: /s/ Steve Pegg
                                              ----------------------------------
                                              Steve Pegg
                                              CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX

Exhibit
No.                                    Description
-------                             -----------------
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
Upon request, The LGL Group, Inc. will furnish to each of its shareholders a copy of any such Exhibit. Requests should be addressed to the Office of the
Secretary, The LGL Group, Inc., 140 Greenwich Avenue, 4th Floor, Greenwich CT
06830.

