Form 10-Q
period 2007-06-30
LGL GROUP INC
filed 2007-08-14
CIK 61004

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------
(Mark One)
|X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2007
                                           -------------
                                       OR
|_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 1-106
                    -----
                               THE LGL GROUP, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Indiana                     38-1799862
--------------------------------------------------------------------------------
(State or Other Jurisdiction of       (I.R.S. Employer
Incorporation or Organization)        Identification No.)

140 Greenwich Avenue, 4th Floor,      06830
Greenwich, CT
--------------------------------------------------------------------------------
(Address of principal executive       (Zip Code)
offices)

                                 (203) 622-1150
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

Yes |_|   No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

          Class                                   Outstanding At August 14, 2007
-----------------------------                     ------------------------------
Common Stock, $0.01 par value                                 2,154,702

INDEX
================================================================================

                               THE LGL GROUP, INC.

PART I.       FINANCIAL INFORMATION
Item 1.       Financial Statements (Unaudited).................................3
              Condensed Consolidated Balance Sheets:...........................3
              - June 30, 2007
              - December 31, 2006
              Condensed Consolidated Statements of Operations:.................4
              - Three months ended June 30, 2007 and 2006
              - Six months ended June 30, 2007 and 2006
              Condensed Consolidated Statements of Cash
              Flows:...........................................................5
              - Six months ended June 30, 2007 and 2006
              Notes to Condensed Consolidated Financial
              Statements:......................................................6
Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations......................................................13
Item 3.       Quantitative and Qualitative Disclosure About
              Market Risk.....................................................19
Item 4.       Controls and Procedures.........................................19

PART II.      OTHER INFORMATION
Item 1.       Legal Proceedings...............................................20
Item 6.       Exhibits .......................................................20

                                        2

PART 1 -- FINANCIAL INFORMATION -
ITEM 1 -- CONDENSED FINANCIAL STATEMENTS

                                                         THE LGL GROUP, INC.
                                         CONDENSED CONSOLIDATED BALANCE SHEETS -- UNAUDITED
                                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                         June 30,       December 31,
                                                                                                           2007           2006 (A)
                                                                                                        ----------------------------
ASSETS                                                                                                 (UNAUDITED)
Current Assets
    Cash and cash equivalents ................................................................          $  5,640           $  4,429
    Restricted cash (Note E) .................................................................                77                 96
    Investments - marketable securities (Note F) .............................................                53              2,610
    Accounts receivable, less allowances of $429 and $132, respectively ......................             6,369              6,472
    Due From Olivotto (Note A) ...............................................................               250               --
    Inventories (Note G) .....................................................................             5,172              6,105
    Prepaid expenses and other current assets ................................................               300                305
    Assets Held For Sale (Note H) ............................................................             1,521              1,559
    Assets from Discontinued Operations (Note I) .............................................               457              3,788
                                                                                                        --------           --------
        Total Current Assets .................................................................          $ 19,839           $ 25,364
                                                                                                        --------           --------
Property, Plant and Equipment
    Land .....................................................................................               635                718
    Buildings and improvements ...............................................................             2,761              2,761
    Machinery and equipment ..................................................................            12,065             12,006
                                                                                                        --------           --------
    Gross Property, Plant and Equipment ......................................................            15,461             15,485
    Less: Accumulated Depreciation ...........................................................           (10,989)           (10,471)
                                                                                                        --------           --------
    Net Property, Plant and Equipment ........................................................             4,472              5,014
    Deferred Income Taxes ....................................................................               112                111
    Other Assets .............................................................................               449                468
                                                                                                        --------           --------
       Total Assets ..........................................................................          $ 24,872           $ 30,957
                                                                                                        ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable to bank (Note J) ...........................................................          $  2,161           $  1,356
    Trade accounts payable ...................................................................             2,194              2,515
    Accrued compensation expense .............................................................             1,074              1,522
    Accrued income taxes .....................................................................                26                192
    Accrued professional fees ................................................................               356                555
    Other accrued expenses ...................................................................               440                841
    Current maturities of Long-Term Debt (Note J) ............................................             1,565              2,027
    Liabilities from Discontinued Operations (Note I) ........................................               497              2,142
                                                                                                        --------           --------
       Total Current Liabilities .............................................................             8,313             11,150
Long-term debt (Note J) ......................................................................             2,951              3,100
                                                                                                        --------           --------
       Total Liabilities .....................................................................          $ 11,264           $ 14,250
                                                                                                        --------           --------
Shareholders' Equity
    Common stock, $0.01 par value - 10,000,000 shares authorized; 2,188,510
     shares issued; 2,154,702 shares outstanding .............................................                22                 22
    Additional paid-in capital ...............................................................            21,130             21,081
    Accumulated deficit ......................................................................            (6,911)            (5,539)
    Accumulated other comprehensive income (Note L) ..........................................                13              1,789
    Treasury stock, at cost, 33,808 shares ...................................................              (646)              (646)
                                                                                                        --------           --------
       Total Shareholders' Equity ............................................................            13,608             16,707
                                                                                                        --------           --------
       Total Liabilities and Shareholders' Equity ............................................          $ 24,872           $ 30,957
                                                                                                        ========           ========
(A) The Balance Sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United
States for complete financial statements.
For period ended, December 31, 2006, $172,000 was reclassified out of other comprehensive income into accumulated deficit.

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

PART I -- FINANCIAL INFORMATION

ITEM 1 -- CONDENSED FINANCIAL STATEMENTS

                                                         THE LGL GROUP, INC.
                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS -- UNAUDITED
                                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                        Three Months Ended                   Six Months Ended
                                                                             June 30,                            June 30,
                                                                   ----------------------------         ----------------------------
                                                                       2007            2006                 2007           2006
                                                                   ------------    ------------         ------------   -------------

REVENUES ......................................................    $    10,014     $    10,574          $    19,391     $    20,322
Cost and expenses:
  Manufacturing cost of sales .................................          7,477           7,087               14,894          13,836
  Selling and administrative ..................................          2,674           2,616                5,263           4,906
                                                                   -----------     -----------          -----------     -----------
OPERATING PROFIT (LOSS) .......................................           (137)            871                 (766)          1,580
                                                                   -----------     -----------          -----------     -----------
Other income (expense):
  Investment income ...........................................           --               286                1,526             520
  Interest expense ............................................            (91)           (160)                (181)           (306)
  Gain on sale of land ........................................             88            --                     88            --
  Other income (expense) ......................................            (29)           --                    (39)             (8)
                                                                   -----------     -----------          -----------     -----------
   Total Other Income .........................................            (32)            126                1,394             206
                                                                   -----------     -----------          -----------     -----------
INCOME (LOSS) BEFORE INCOME TAXES .............................           (169)            997                  629           1,786
(Provision) Benefit for income taxes ..........................            108            (199)                 (41)           (411)
                                                                   -----------     -----------          -----------     -----------
INCOME/(LOSS) FROM CONTINUING OPERATIONS ......................            (61)            798                  588           1,375
                                                                   -----------     -----------          -----------     -----------

 Loss from Discontinued Operations ............................           (803)           (299)                (978)           (510)
 Loss on Sale of Lynch Systems ................................           (982)           --                   (982)           --
                                                                   -----------     -----------          -----------     -----------
 Total Loss on Discontinued Operations ........................         (1,785)           (299)              (1,960)           (510)
                                                                   -----------     -----------          -----------     -----------
 NET INCOME(LOSS) .............................................    $    (1,846)    $       499          $    (1,372)    $       865
                                                                   -----------     -----------          -----------     -----------

Weighted average shares outstanding ...........................      2,154,702       2,154,702            2,154,702       2,154,702
                                                                   -----------     -----------          -----------     -----------

BASIC AND DILUTED INCOME/(LOSS) PER SHARE FROM
  CONTINUING OPERATIONS .......................................    $     (0.03)    $      0.37          $      0.27     $      0.64
                                                                   ===========     ===========          ===========     ===========

BASIC AND DILUTED INCOME/(LOSS) PER SHARE FROM DISCONTINUED
  OPERATIONS ..................................................    $     (0.83)    $     (0.14)         $     (0.91)    $     (0.24)
                                                                   ===========     ===========          ===========     ===========

BASIC AND DILUTED NET INCOME/(LOSS) PER SHARE ...................  $     (0.86)    $      0.23          $     (0.64)    $      0.40
                                                                   ===========     ===========          ===========     ===========

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                                                THE LGL GROUP, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -- UNAUDITED
                                                           (IN THOUSANDS)

                                                                                                              Six Months Ended
                                                                                                                   June 30,
                                                                                                          --------------------------
                                                                                                            2007              2006
                                                                                                          --------          --------
OPERATING ACTIVITIES
Net income/(loss) ..............................................................................          $(1,372)          $   865
Adjustments to net income/(loss) for net cash used in operating activities:
Loss on sale of discontinued operations ........................................................              982              --
Depreciation ...................................................................................              518               467
Accretion of restricted stock ..................................................................               50              --
Amortization of finite lived intangible assets .................................................               44                55
Gain realized on sale of marketable securities .................................................           (1,526)             (462)
Gain (loss) on sale of land ....................................................................              (88)             --
Changes in operating assets and liabilities:
     Receivables ...............................................................................              103              (369)
     Inventories ...............................................................................              933            (1,156)
     Accounts payable and accrued liabilities ..................................................           (1,536)             (752)
     Commitments and contingencies .............................................................             --                (859)
     Other assets/liabilities ..................................................................                4              (102)
                                                                                                          -------           -------
  Cash used in operating activities of continuing operations ...................................           (1,888)           (2,313)
  Cash provided by operating activities of discontinued operations .............................              670              (683)
                                                                                                          -------           -------
  CASH USED IN OPERATING ACTIVITIES ............................................................           (1,218)           (2,996)
                                                                                                          -------           -------

INVESTING ACTIVITIES
Capital expenditures ...........................................................................              (59)             (322)
Restricted cash ................................................................................               19              --
Proceeds from sale of marketable securities ....................................................            2,292               903
Proceeds from sale of discontinued assets and liabilities ......................................              722              --
Proceeds from sale of land .....................................................................              171              --
Net repayment of margin liability on marketable securities .....................................             --                (330)
                                                                                                          -------           -------
NET CASH PROVIDED BY INVESTING ACTIVITIES ......................................................            3,145               251
                                                                                                          -------           -------

FINANCING ACTIVITIES
Repayment of debt of discontinued operations ...................................................             (900)             --
Net borrowings (repayments) of notes payable to bank ...........................................              805              (220)
Repayments of long-term debt ...................................................................             (611)             (376)
Other ..........................................................................................              (10)              669
                                                                                                          -------           -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ............................................             (716)               73
                                                                                                          -------           -------

Increase (decrease)  in cash and cash equivalents ..............................................            1,211            (2,672)
Cash and cash equivalents at beginning of period ...............................................            4,429             5,512
                                                                                                          -------           -------
Cash and cash equivalents at end of period .....................................................          $ 5,640           $ 2,840
                                                                                                          =======           =======
Supplemental Disclosure:
Cash paid for interest                                                                                       $262              $280
Cash paid for taxes                                                                                            46                98
                                                                                                          -------           -------

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.    SUBSIDIARIES OF THE REGISTRANT

      As of June 30, 2007, the Subsidiaries of the Registrant are as follows:

                                                    Owned by LGL
                                                    ------------
Lynch Systems, Inc. ........................          100.0%
M-tron Industries, Inc......................          100.0%
        M-tron Industries, Ltd..............          100.0%
        Piezo Technology, Inc...............          100.0%
                Piezo Technology India Private Ltd.    99.9%

      On June 19, 2007, in accordance with the Purchase Agreement dated May 17,
2007 and Second Amendment to the Purchase Agreement, dated May 31, 2007, (the
"Purchase Agreement") by and between Lynch Systems Inc. ("Lynch Systems") and
Olivotto Glass Technologies S.p.A. ("Olivotto"), Lynch Systems completed the sale of certain of its assets to Lynch Technologies, LLC (the "Buyer"), the assignee of Olivotto's rights and obligations under the Purchase Agreement.

      The assets sold under the Purchase Agreement, as amended, included certain accounts receivable, inventory, machinery and equipment. The Buyer also assumed certain liabilities of Lynch Systems, including accounts payable, customer deposits and accrued warranties. After deduction of the amount of the liabilities assumed, $601,074, from the value of the assets sold, $1,455,000, and taking into account the Buyer's partial funding of the severance obligation,
$118,000, Lynch Systems was due a net cash payment in the amount of $972,000. Of such amount, $722,000 was paid upon closing and the $250,000 balance, which is escrowed, is payable approximately 90 days after closing, assuming collection of certain accounts receivable of Lynch Systems. The assets retained by Lynch
Systems include the land and building used in its operations with a book value of $1,521,000 and accounts receivable with book value of $433,000. The Company intends to sell the land and building in a separate transaction following the expiration of the six-month lease of the premises to the Buyer.

      At June 30, 2007, the LGL Group, Inc. (the "Company") operates through its principal subsidiary, M-tron Industries, Inc. which includes the operations of
M-tron Industries, Ltd. ("Mtron") and Piezo Technology, Inc. ("PTI"). The
combined operations of Mtron and PTI are referred to herein as "MtronPTI."

B.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
(consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007.

      The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and has been reclassified to present the operations of
Lynch Systems as discontinued operations.

      For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries Annual
Report on Form 10-K/A for the year ended December 31, 2006.

C.    DISCONTINUED OPERATIONS

      As a result of the sale of Lynch Systems, certain reclassifications of assets, liabilities, revenues, costs, and expenses have been made to the prior period financial statements to conform to the June 30, 2007 financial statement presentation. Specifically, we have reclassified the results of operations of
Lynch Systems for all periods presented to DISCONTINUED OPERATIONS within the
Statement of Operations. In addition, the remaining assets and liabilities of the business divested and the assets of the divested business held for separate sale in 2007 have been reclassified to ASSETS OF DISCONTINUED OPERATIONS and
LIABILITIES OF DISCONTINUED OPERATIONS and ASSETS HELD FOR SALE.

D.    ADOPTION OF ACCOUNTING PRONOUNCEMENTS

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

      Based on a review of our tax provisions, the Company did not record a liability for unrecognized tax benefits as a result of adopting FIN 48 on
January 1, 2007. Further, there has been no change during the six months ended
June 30, 2007. Accordingly, we have not accrued any interest and penalties through the period ending June 30, 2007.

      The Company files income tax returns in the U.S. federal, various state and Hong Kong jurisdictions. The Company is generally no longer subject to income tax examinations by U.S. federal, state and Hong Kong tax authorities for years before 2001.

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

E.    RESTRICTED CASH

      At June 30, 2007, the Company had restricted cash of $77,000 which guarantees a letter of credit issued by Lynch Systems on behalf of a customer on a partially completed machine. At December 31, 2006, the amount of the letter of credit and restricted cash related to the guarantee had been $96,000.

F.    INVESTMENTS

      The following is a summary of marketable securities (investments) held by the Company (IN THOUSANDS):

                                                Gross        Gross     Estimated
                                             Unrealized   Unrealized     Fair
Equity Securities                   Cost        Gains       Losses       Value
------------------------------- ------------ ------------ -----------  ---------
June  30, 2007 ............       $   68         --         $  (15)       $   53
December 31, 2006 .........       $  833       $1,789       $  (12)       $2,610

G.    INVENTORIES

Inventories are stated at the lower of cost or market value. At June 30, 2007, inventories were valued by two methods: last-in, first-out ("LIFO") and first-in, first-out ("FIFO"). At June 30, 2007 and at December 31, 2006, LIFO
inventory comprised 31% and FIFO 69% of the total inventory.

                                                         June 30,     December 31,
                                                           2007           2006
                                                      -------------- -------------
                                                              (in thousands)
Raw materials ..............................            $2,373            $2,575
Work in process ............................             1,216             1,693
Finished goods .............................             1,583             1,837
                                                        ------            ------
  Total Inventories ........................            $5,172            $6,105
                                                        ======            ======

      Current costs exceed LIFO value of inventories by $358,000 at June 30,
2007 and $334,000 at December 31, 2006.

H.    ASSETS HELD FOR SALE

      In accordance with the Purchase Agreement between Lynch Systems and
Olivotto, Lynch Systems sold certain assets to the "Buyer. The assets retained by Lynch Systems include the land and building used in its operations with a book value of $1,521,000 (as well as accounts receivable with book value of
$433,000). The Company intends to sell the land and building in a separate transaction following the expiration of the six-month lease of the premises to the Buyer. As such, the Company is classifying the land and building and its accumulated depreciation, as "Assets Held for Sale" and carrying it at book value as a current asset.

At June 30, 2007, ASSETS HELD FOR SALE comprise the following:

Assets Held for Sale:
Land                             $   137
Buildings                          3,009
Less: Accumulated depreciation    (1,625)
                                 -------
Net Assets Held For Sale         $ 1,521
                                 =======

I.    ASSETS AND LIABILITIES FROM DISCONTINUED OPERATIONS

      The assets sold under the Purchase Agreement included certain accounts receivable, inventory, machinery and equipment. The Buyer also assumed certain liabilities of Lynch Systems, including accounts payable, customer deposits and accrued warranties.

At June 30, 2007, ASSETS AND LIABILITIES FROM DISCONTINUED OPERATIONS comprise the following:

Assets:
   Accounts Receivable                           $ 876
   Less: allowance for doubtful accounts          (442)
   Prepaid expenses                                 23
                                                 -----
  Total Assets from Discontinued Operations      $ 457
                                                 =====
Liabilities:
Accounts Payable                                 $  13
Severance Payable                                  298
Accrued Expenses                                   186
                                                 -----
Total Liabilities from Discontinued Operations   $ 497
                                                 =====

J.    REVOLVING LOANS AND LONG-TERM NOTES/DEBT

                                                                                      June 30,   December 31,
                                                                                       2007         2006
                                                                                      --------   ------------
REVOLVING LOANS:                                                                          (in thousands)
MtronPTI  revolving  loan  (First  National  Bank of Omaha) at greater of prime or
   4.5% (8.25% at June 30, 2007), due May 31, 2008                                    $ 2,161      $ 1,356
                                                                                      =======      =======

LONG-TERM LOANS AND DEBT:
MtronPTI term loan (RBC Centura Bank) due October 2010. The note bears interest at LIBOR Base Rate plus 2.75%. Interest rate swap converted the
   loan to a fixed rate, (7.51% at June 30, 2007)                                     $ 2,929      $ 2,964
MtronPTI  term loan (First  National Bank of Omaha) at the greater of prime plus
   50 basis points or 4.5% (8.75% at June 30, 2007), due October 2007                   1,115        1,287
MtronPTI  commercial  variable  rate bank term  loan,  (First  National  Bank of
   Omaha) repaid May 2007                                                                --            239
South  Dakota  Board of  Economic  Development  loan at a fixed  rate of 3%, due
   December 2007                                                                          244          250
Yankton  Areawide  Business  Council loan at a fixed rate of 5.5%,  due
   November 2007                                                                           60           65
Rice University Promissory Note at a fixed rate of 4.5%, due August 2009                  168          203
Smythe Estate Promissory Note, repaid February 2007                                      --            119
                                                                                      -------      -------
Long-Term Loans and Debt                                                                4,516        5,127
Less: Current maturities                                                               (1,565)      (2,027)
                                                                                      -------      -------
Long-term Debt                                                                        $ 2,951      $ 3,100
                                                                                      =======      =======

      MtronPTI maintains its own short-term line of credit facilities. In general, the credit facilities are collateralized by property, plant and equipment, inventory, receivables and contain certain covenants restricting distributions to the Company. At June 30, 2007, Mtron's short-term credit facility with First National Bank of Omaha ("FNBO") is $5,500,000.

      On September 30, 2005, MtronPTI entered into a Loan Agreement with RBC
Centura Bank ("RBC"). The RBC Term Loan Agreement provided for a loan in the amount of $3,040,000 (the "RBC Term Loan"), the proceeds of which were used to pay off the $3,000,000 bridge loan with First National Bank of Omaha which had been due October 2005. The RBC Term Loan bears interest at LIBOR Base Rate plus
2.75% and is to be repaid in monthly installments based on a twenty year amortization, with the then remaining principal balance to be paid on the fifth anniversary of the RBC Term Loan. The balance of this loan at June 30, 2007 is
$2,929,000. The RBC Term Loan is collateralized by a mortgage on PTI's premises.

      In connection with this RBC Term Loan, MtronPTI entered into a five-year interest rate swap from which it will receive periodic payments at the LIBOR
Base Rate and make periodic payments at a fixed rate of 7.51% with monthly settlement and rate reset dates. The Company has designated this swap as a cash flow hedge in accordance with FASB 133 "Accounting for Derivative Instruments and Hedging Activities". The fair value of the interest rate swap at June 30,
2007 is $39,000, $26,000 net of tax, compared with $22,000, $15,000 net of tax, at December 31, 2006. It is included in "other assets" on the balance sheet. The aggregate fair value is recorded in accumulated other comprehensive income/(loss), net of tax.

      All outstanding obligations under the RBC Term Loan Agreement are collateralized by security interests in the assets of MtronPTI. The Loan
Agreement contains a variety of affirmative and negative covenants of types customary in an asset-based lending facility. The Loan Agreement also contains financial covenants relating to maintenance of levels of minimal tangible net worth and working capital, and current, leverage and fixed charge ratios, restricting the amount of capital expenditures. At June 30, 2007, MtronPTI is in compliance with all covenants associated with this loan.

      On October 14, 2004, MtronPTI, entered into a Loan Agreement with First
National Bank of Omaha for a term loan in the amount of $2,000,000 (the "Term
Loan"). The Term Loan bears interest at the greater of prime rate plus 50 basis points, or 4.5%, and is repaid in monthly installments of $37,514, with the then remaining principal balance plus accrued interest to be paid on the third anniversary of the Loan Agreement, October 2007. The balance of this loan at
June 30, 2007, is $1,115,000. MtronPTI's commercial loan with First National
Bank of Omaha, was repaid as scheduled in April 2007. At June 30, 2007, MtronPTI is in compliance with all covenants associated with this loan.

      The Smythe Estate Promissory Note was repaid in the first quarter of 2007.

      The debt decreased at MtronPTI due to repayments on revolving loans and scheduled payments on long-term debt. Notes payable and long-term debt outstanding at June 30, 2007 included $3,401,000 of fixed rate debt at an average interest rate of 7.0% (after considering the effect of the interest rate swap) and variable rate debt of $3,276,000 at an average rate of 8.42%.
Long-term notes and debt outstanding at December 31, 2006, included $3,601,000 of fixed rate debt at an average interest rate of 6.91% after considering the effect of the interest rate swap) and variable rate debt of $2,882,000 at an average rate of 8.45%.

K.    EARNINGS (LOSS) PER SHARE AND STOCKHOLDERS' EQUITY

      STOCK BASED COMPENSATION AND EARNINGS (LOSS)  PER SHARE

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

      On September 5, 2006, the Company issued 20,000 shares of restricted stock to two senior executives and on March 20, 2007, the Company issued 10,000 shares of restricted stock to its new Chief Financial Officer. Fifty percent of these shares will become vested after one year and the remainder, quarterly during year two. These are being accounted for under SFAS 123R. Total stock compensation expense recognized by the Company for these shares for the quarter ended June 30, 2007 was $32,000 and for the six months ended June 30, 2007, was
$50,000. The remaining unrecognized compensation expense of $105,000 associated with the September 2006 grant will be recognized ratably over the next 14 months and the remaining $66,000 associated with the March 20, 2007 grant will be recognized ratably over the next 20 2/3 months.

EARNINGS (LOSS) PER SHARE

      The Company computes earnings (loss) per share in accordance with SFAS No.
128, "EARNINGS PER SHARE". Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of stock options, restricted common stock, and other potentially dilutive financial instruments, only in the periods in which the effects are dilutive.

      The following securities have been excluded from the diluted earnings per share computation because the impact of the assumed exercise of stock options would have been anti-dilutive as the strike price of the options were at least
$13.17 and the stock was trading at $12.90 per share on Friday, June 29, 2007.
At June 30, 2007, there were 200,000 options outstanding to purchase common stock, at June 30, 2006 there were 295,000 options outstanding due to the expiration of 75,000 options 90 days following the December 2006 separation of the former CEO and the expiration of 20,000 options following the October 2006 separation of the former VP of Finance. The company has no other dilutive securities.

L.    OTHER COMPREHENSIVE INCOME

      For the six months ended June 30, 2007, total comprehensive loss was
$3,148,000, comprised of net loss of $1,372,000 and change in Accumulated Other
Comprehensive Income of $1,776,000, compared to total comprehensive income of
$1,549,000 in the six months ended June 30, 2006, which was comprised of net income of $865,000 and change in Other Comprehensive Income of $684,000.

                                                            Six Months Ended
                                                                June 30,
                                                           -------------------
                                                             2007       2006
                                                           --------   --------

Net income (loss) as reported                              $(1,372)   $   865
Deferred gain on hedge contract                                 15         52
Unrealized gain  (loss) on available for sale securities      (265)       632
Reclassification adjustment for gains included in income    (1,526)      --
                                                           -------    -------
Total comprehensive income/(loss)                          $(3,148)   $ 1,549
                                                           =======    =======

      The December 31, 2006 comparative balance sheet was reclassified to reduce other comprehensive income and accumulated deficit by $172,000 reflecting the cumulative effect of deferred translation gains since the Indian subsidiary was acquired in October 2004. The reclassification was the result of considering the
Indian Rupee instead of the U.S. dollar as the functional currency and deferring the foreign currency translation gains in other comprehensive income which should have been credited to operations. The deferred gain was $83,000 in 2006,
$75,000 in 2005, and $14,000 in 2004. The improvement to earnings per share would have been $0.04 in 2006, $.05 in 2005 and $0.01 in 2004. The adjustment did not change shareholders' equity as of December 31, 2006.

      The lack of integration in the Company's accounting system allowed an overstatement of accounts receivable and other comprehensive income. In connection with this evaluation, management has determined that a presentation error had occurred in LGL Group's financial statements. previously filed for
December 31, 2006 and the quarters ended March 31, 2007, September 30, 2006, and
June 30, 2006. The impact in 2007 was $39,000 expense and a balance sheet reclassification of $205,000 in other comprehensive income offset by a $244,000 adjustment to accounts receivable.

M.    SIGNIFICANT FOREIGN SALES

      For the three and six months ended June 30, 2007 and 2006, significant foreign revenues to specific countries were as follows:

                                       -----------------------------------------
                                       Three Months Ended     Six Months Ended
                                             June 30,             June 30,
                                       -----------------------------------------
FOREIGN REVENUES                         2007       2006       2007       2006
                                       --------   --------   -------    --------
China                                  $ 1,760    $ 1,067    $ 2,862    $ 2,066
Canada                                     701      1,144      1,061      2,150
Thailand                                   760        654      1,355      1,184
Mexico                                     741        377      1,346        644
Malaysia                                 1,323        437      1,970        698
All other foreign countries              1,257      1,914      2,319      3,709
                                       -------    -------    -------    -------
     Total foreign revenues            $ 6,542    $ 5,593    $10,913    $10,451
                                       =======    =======    =======    =======

N.    DISCONTINUED OPERATIONS

      For the quarter ended June 30, 2007, the revenues from discontinued
operations were $1,244,000 and the net loss from discontinued operations was
$803,000 compared with revenues of $2,572,000 and $299,000 net loss from the discontinued operations of Lynch Systems for the second quarter of 2006. For the six month period ended June 30, 2007, the revenues from discontinued operations were $2,534,000 and the loss from discontinued operations was $978,000 compared with revenues of $4,915,000 and $510,000 loss from discontinued operations for the same period in 2006. The 2007 losses do not include tax benefits because the company can not assume future profits to use these benefits according to current accounting standards however a tax benefit of $136,000 and $264,000 was recorded during the three and six months ended June 30, 2006.

O.    COMMITMENTS AND CONTINGENCIES

      In the normal course of business, subsidiaries of the Company are defendants in certain product liability, worker claims and other litigation in which the amounts being sought may exceed insurance coverage levels. The Company has no pending litigation at this time.

P.     INCOME TAXES

      The Company files consolidated federal income tax returns, which includes all U.S. subsidiaries. The Company has a $2,836,000 net operating loss ("NOL")
carry-forward as of December 31, 2006. This NOL expires through 2024 if not utilized prior to that date. The Company continues to utilize net operating loss carry-forwards to offset federal income tax expense on the Company's profitable
U.S. operations. The company provided $30,000 for foreign income taxes and
$11,000 for state taxes in the six month period, an effective tax rate of 6.5 percent. Domestic profits benefit from the Company's operating loss carry forwards, which are fully reserved for and therefore are not taxed until the
NOLs are exhausted.

Q.    GUARANTEES

      At June 30, 2007, the Company guarantees a $77,000 letter of credit issued by Lynch Systems on behalf of a customer. The Company also guarantees
(unsecured) the RBC Century bank loan of MtronPTI. There was no other financial, performance, indirect guarantees or indemnification agreements at June 30, 2007.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

CONSOLIDATED REVENUES AND GROSS MARGIN

Consolidated revenues decreased by $560,000, or 5.3%, to $10,014,000 for the second quarter 2007 from $10,574,000 for the comparable period in 2006. The decrease is due primarily to price reductions and credit issues at key distributors and contract manufacturers. The sales declines were mostly in oscillator and purchased products.

Consolidated gross margin as a percentage of revenues for the second quarter decreased to 25% from 33% for the comparable period in 2006. The reduction in gross margin reflects price reductions and the continuing yield losses and rework costs at MtronPTI's Orlando facility.

OPERATING PROFIT (LOSS)

Operating loss of $137,000 for the second quarter 2007 is a reduction of
$1,008,000 from $871,000 operating profit for the comparable period in 2006.
MtronPTI's operating profit went from $1,127,000 in 2006 to $284,000 in the 2007
June quarter. The $843,000 decline was caused by a $950,000 (7.6%) reduction in gross margin caused primarily by higher costs related to yield losses in
Orlando. Corporate expenses increased $167,000 to $485,000 for the second quarter 2007 from $318,000 for the comparable period in 2006. This increase is due to higher legal fees due to new proxy requirements, SEC filings and the
Company's reincorporation to Delaware, higher professional fees associated with strategic planning, and higher directors' fees as a result of expanding the
Board of Directors from six members to nine members in the first quarter of
2007.

OTHER INCOME (EXPENSES)

Investment income decreased $286,000 to $0 for the second quarter 2007. This was due to the first quarter sale of substantially all of the marketable securities which were held for sale. Net interest expense for the second quarter 2007 was
$91,000, compared with $160,000 in the comparable period in 2006 due to higher cash balances at the corporate level as a result of the liquidation of the security portfolio at the end of the first quarter of 2007. In the second quarter of 2007, MtronPTI sold a small strip of land which had a book value of
$83,000, for $171,000, resulting in a gain of $88,000 on the sale.

INCOME TAXES

The Company files consolidated federal income tax returns, which includes all subsidiaries. The income tax provision for the three month period ended June 30,
2007 included federal, state and foreign taxes. The provision gives effect to our estimated tax liability at the end of the year.

LOSS ON SALE OF LYNCH SYSTEMS

The loss on the sale of Lynch Systems was $982,000. These losses arose because the company disposed of elements of inventory at less than going concern book value, incurred approximately $181,000 of severance costs above the amount contributed by the buyer, and incurred approximately $200,000 in legal and professional fees associated with the sale. No tax benefit was accrued on these losses.

As a consequence of the disposal, the Company operates in a single line of business, no longer distracted by attempting to turn around a problematic, loss ridden business in a declining glassware market beset by higher fuel and steel costs and intense competition.

RESULTS OF DISCONTINUED OPERATIONS

As a result of the sale of Lynch Systems, we have reclassified the results of operations of Lynch Systems for all periods presented to DISCONTINUED OPERATIONS within the Statement of Operations, in accordance with accounting principles generally accepted in the United States.

For the quarter ended June 30, 2007, the revenues from discontinued operations were $1,314,000 and the net loss from discontinued operations was $803,000 compared with revenues of $2,572,000 and net loss from the discontinued
operations of $299,000 for the same quarter of 2006.

NET LOSS

Net loss for the second quarter 2007 was $1,846,000 compared to net income of
$499,000 in the comparable period in 2006. The second quarter 2007 loss was comprised of a $61,000 loss from continuing operations, $803,000 loss from discontinued operations and $982,000 loss on the sale of Lynch Systems.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

CONSOLIDATED REVENUES AND GROSS MARGIN

Consolidated revenues for the six month period ending June 30, 2007 decreased by
$931,000, or 4.6% to $19,391,000 for the six month period ending June 30, 2007, from $20,322,000 for the comparable period in 2006. This was due primarily to price reductions and credit issues at key distributors and contract manufacturers.

The consolidated gross margin as a percentage of revenues for the six month period ending June 30, 2007 decreased to 23% from 32% for the comparable period in 2006. The price reductions, low yields and high rework costs at MtronPTI's
Orlando facility are primarily responsible for this decline.

OPERATING PROFIT (LOSS)

Operating loss of $766,000 is a reduction of $2,346,000 from the operating profit of $1,580,000 for the comparable six month period ended June 30, 2006.
MtronPTI's operating profit declined from $2,102,000 in 2006 to $42,000 in the six months ending June 30, 2007. This $2,060,000 drop was caused almost entirely by an 8.7% margin decline to 23.2%. The margin loss was primarily due to higher material and rework cost at Orlando. Corporate expenses increased $287,000 to
$934,000 for the six month period ending June 30, 2007, from $647,000 in the comparable period in 2006. The increase was due primarily to increases in legal fees, professional fees and in total director fees.

OTHER INCOME (EXPENSE)

Investment income increased more than $1,000,000 to $1,526,000 for the six month period ended June 30, 2007 from the $520,000 in the comparable period in 2006 due to realized gain on sales of marketable securities. Net interest expense decreased to $181,000 for the six month period ended June 30, 2007 from $306,000 for the comparable period in 2006 due to a decrease in the average level of debt and higher cash balances at the corporate level due to the liquidation of the security portfolio at the end of the first quarter of 2007. In the second quarter of 2007, MtronPTI sold a small strip of land which had a book value of
$83,000, for $171,000, resulting in a gain of $88,000 on the sale.

INCOME TAXES

      The Company files consolidated federal income tax returns, which includes all subsidiaries. The income tax provision for the six month period ended June
30, 2007 included federal, state and foreign taxes. The company provided $30,000 for foreign income taxes and $11,000 for state taxes in the six month period, an effective tax rate of 6.5 percent. Domestic profits benefit from the Company's operating loss carry forwards, which are fully reserved for and therefore are not taxed until the benefit is exhausted.

LOSS ON SALE OF LYNCH SYSTEMS

The loss on the sale of Lynch Systems was $982,000 as discussed in the quarterly analysis. The sale was completed on June 19, 2007.

RESULTS OF DISCONTINUED OPERATIONS

      As a result of the sale of Lynch Systems, we have reclassified the results of operations of Lynch Systems for all periods presented to DISCONTINUED
OPERATIONS within the Statement of Operations, in accordance with accounting principles generally accepted in the United States.

      For the six month period ended June 30, 2007, the revenues from discontinued operations were $2,534,000 and the loss from discontinued
operations was $978,000 compared with revenues of $4,915,000 and $510,000 loss from discontinued operations for the same period in 2006.

The losses do not include tax benefits because the company can not assume future profits to use these benefits.

NET INCOME/LOSS

      Net loss for the six months ended June 30, 2007 was $1,372,000 compared with net income for the six months ended June 30, 2006, of $865,000. This loss is comprised of income from continuing operations of $588,000, loss from discontinued operations of $978,000, and a loss on sale of Lynch Systems of
$982,000.

BACKLOG/ NEW ORDERS

      Mtron's backlog of manufactured products at June 30, 2007 was $9.1 million, a $1 million increase over the backlog at December 31, 2006 of
$8.1million and a $500,000 decrease from the backlog of $9.6 million at June 30,
2006.

FINANCIAL CONDITION

      The Company's cash, cash equivalents and investments in marketable securities at June 30, 2007 was $5,693,000 as compared to $7,039,000 at December
31, 2006. MtronPTI had unused borrowing capacity of $3,339,000 under MtronPTI's revolving lines of credit at June 30, 2007, as compared to $4,144,000 at
December 31, 2006. At June 30, 2007, MtronPTI had $2,161,000 in revolving loans, compared with $1,356,000 at December 31, 2006.

      At June 30, 2007, the Company's net working capital was $11,526,000 as compared to $14,214,000 at December 31, 2006 after taking into account the reclassification of Lynch Systems assets into "Held for Sale" and "Assets or
Liabilities from Discontinued Operations." At June 30, 2007, the Company had
current assets of $19,839,000 and current liabilities of $8,313,000. After taking into account the reclassification of Lynch Systems assets into "Held for

Sale" and "Assets or Liabilities from Discontinued Operations, at December 31,
2006, the Company had current assets of $25,364,000 and current liabilities of
$11,150,000. The ratio of current assets to current liabilities was 2.39 to 1.00 at June 30, 2007, compared to 2.27 to 1.00 at December 31, 2006. During the second quarter of 2007, the Company paid off the Lynch Systems revolving loan of
$900,000.

      Cash used in operating activities was $1,218,000 for the six months ended
June 30, 2007, compared to cash used in operating activities of $2,996,000 for the six months ended June 30, 2006.

      Cash provided by investing activities was $3,145,000 for the six months ended June 30, 2007, versus $251,000 for the six months ended June 30, 2006. The cash from investing activities came primarily from the sale of securities in
March 2007. The proceeds of that sale were $2,292,000. In addition, the sale of a discontinued operation in June 2007 resulted in $722,000 of cash proceeds. The discontinued operation sale will produce more cash if and when the $250,000 escrow account is closed and the retained receivables of $457,000 are collected in the September quarter of this year. The disposal will add additional funds because company intends to sell the Bainbridge, GA. land and building (book value of $1,521,000) when the buyer's lease expires in December 2007.

      Cash used in financing activities was $716,000 for the six months ended
June 30, 2007, compared with $73,000 for the six months ended June 30, 2006.

      At June 30, 2007, total debt of $6,677,000 was $194,000 more than the total debt at December 31, 2006 of $6,483,000. The debt increased due to the increase in Mtron's borrowing on its revolving loan, which was partially offset by a decrease in term loans outstanding due to scheduled repayments and retirements. At June 30, 2007, the Company had $1,565,000 in current maturities of long-term debt compared with $2,027,000 at December 31, 2006. The increase in consolidated debt was more than offset by the increase in cash and cash equivalents of $1,211,000.

      The Company believes that existing cash and cash equivalents, cash generated from operations, available borrowings on its revolver, and proposed renewals, will be sufficient to meet its ongoing working capital and capital expenditure requirements for the foreseeable future.

      MtronPTI maintains its own short-term line of credit facilities. In general, the credit facilities are collateralized by property, plant and equipment, inventory, receivables and contain certain covenants restricting distributions to the Company. At June 30, 2007, Mtron's short-term credit facility with First National Bank of Omaha ("FNBO") is $5,500,000, under which there is a revolving credit loan of $ 2,161,000 compared with $1,356,000 at
December 31, 2006. The Revolving Loan bears variable interest at the greater of prime rate or 4.5%, (8.25% at June 30, 2007) and is due on May 31, 2008.

      On September 30, 2005, MtronPTI entered into a Loan Agreement with RBC
Centura Bank ("RBC"). The RBC Term Loan Agreement provided for a loan in the amount of $3,040,000 (the "RBC Term Loan"), the proceeds of which were used to pay off the $3,000,000 bridge loan with First National Bank of Omaha which had been due October 2005. The RBC Term Loan bears interest at LIBOR Base Rate plus
2.75% and is to be repaid in monthly installments based on a twenty year amortization, with the then remaining principal balance to be paid on the fifth anniversary of the RBC Term Loan. The balance of this loan at June 30, 2007 is
$2,929,000. The RBC Term Loan is collateralized by a mortgage on PTI's premises.

      In connection with this RBC Term Loan, MtronPTI entered into a five-year interest rate swap from which it will receive periodic payments at the LIBOR
Base Rate and make periodic payments at a fixed rate of 7.51% with monthly settlement and rate reset dates. The Company has designated this swap as a cash flow hedge in accordance with FASB 133 "Accounting for Derivative Instruments and Hedging Activities". The fair value of the interest rate swap at June 30,
2007 is $39,000, $26,000 net of tax, compared with $22,000, $15,000 net of tax, at December 31, 2006. It is included in "other assets" on the balance sheet. The aggregate fair value is recorded in accumulated other comprehensive income, net of tax.

      All outstanding obligations under the RBC Term Loan Agreement are collateralized by security interests in the assets of MtronPTI. The Loan
Agreement contains a variety of affirmative and negative covenants of types customary in an asset-based lending facility. The Loan Agreement also contains financial covenants relating to maintenance of levels of minimal tangible net worth and working capital, and current, leverage and fixed charge ratios, restricting the amount of capital expenditures. At June 30, 2007, MtronPTI is in compliance with all covenants associated with this loan.

      On October 14, 2004, MtronPTI, entered into a Loan Agreement with First
National Bank of Omaha for a term loan in the amount of $2,000,000 (the "Term
Loan"). The Term Loan bears interest at the greater of prime rate plus 50 basis points, or 4.5%, and is repaid in monthly installments of $37,514, with the then remaining principal balance plus accrued interest to be paid on the third anniversary of the Loan Agreement, October 2007. The balance of this loan at
June 30, 2007, is $1,115,000. MtronPTI's commercial loan with First National
Bank of Omaha, was repaid as scheduled in April 2007. At June 30, 2007, MtronPTI is in compliance with all covenants associated with this loan.

      The Smythe Estate Promissory Note was repaid in the first quarter of 2007.

      The debt decreased at MtronPTI due to repayments on revolving loans and scheduled payments on long-term debt. Notes payable and long-term debt outstanding at June 30, 2007 included $3,401,000 of fixed rate debt at an average interest rate of 7.0% (after considering the effect of the interest rate swap) and variable rate debt of $3,276,000 at an average rate of 8.42%.
Long-term notes and debt outstanding at December 31, 2006, included $3,601,000 of fixed rate debt at an average interest rate of 6.91% after considering the effect of the interest rate swap) and variable rate debt of $2,882,000 at an average rate of 8.45%.

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

      Based on a review of our tax provisions, the Company did not record a liability for unrecognized tax benefits as a result of adopting FIN 48 on
January 1, 2007. Further, there has been no change during the three months ended
June 30, 2007. Accordingly, we have not accrued any interest and penalties through the six months ended June 30, 2007.

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

OFF-BALANCE SHEET ARRANGEMENTS

      The Company does not have any off-balance sheet arrangements.

RELATED PARTY TRANSACTIONS

      At June 30, 2007, the Company had $5,640,000 of cash and cash equivalents.
Of this amount, $1,071,000 is invested in United States Treasury money market funds for which affiliates of the Company serve as investment managers to the respective funds, compared with $2,040,000 of $4,429,000 at December 31, 2006.

RISK FACTORS

      The Company sells to industries that are subject to cyclical economic changes. Any downturns in the economic environment would have a financial impact on the Company and may cause the reported financial information herein not to be indicative of future operating results, financial condition or cash flows.

      Future activities and operating results may be adversely affected by a delay in the recovery of demand for components used by telecommunications infrastructure manufacturers, disruption of foreign economies and the inability to renew or obtain new financing for expiring loans.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company is exposed to market risk relating to changes in the general level of U.S. interest rates which affect the amount of interest earned on the
Company's cash/cash equivalents and restricted cash, $5,717,000 at June 30,
2007. Additionally, the Company's earnings and cash flows are affected by changes in interest rates as a result of making variable interest rate payments on its debt. To minimize its interest rate risk, on September 30, 2005, in connection with its $3,040,000 five-year, LIBOR plus 2.75% RBC Term Loan,
MtronPTI entered into a five-year interest rate swap (the notional amount equals the loan amount) from which it will receive payments at the LIBOR Base Rate and make payments at a fixed rate of 7.51%. This is comprised of the fixed pay rate of the swap of 6.59% plus the .92% differential between the variable rate of the loan, LIBOR plus 2.75%, and the prime rate. Management does not foresee any significant changes in the strategies used to manage interest rate risk in the future, although the strategies may be reevaluated as market conditions dictate.

ITEM 4.     CONTROLS AND PROCEDURES

  (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's Principal
      Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of
      June 30, 2007. Based on such evaluation, such officers have concluded that, as of June 30, 2007, (i) the Company's disclosure controls and procedures were not effective in ensuring that information required to be disclosed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934 is accumulated and communicated to the
      Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure and
      (ii) the lack of integration in the Company's accounting system allowed an overstatement of accounts receivable and other comprehensive income. In connection with this evaluation, management has determined that a presentation error had occurred in the Company's financial statements previously filed for December 31, 2006 and the quarters ended March 31,
      2007, September 30, 2006, June 30, 2006 and March 31, 2006. The impact in
      2007 was an additional $39,000 in expense and a balance sheet reclassification of $205,000 to other comprehensive income, offset by a
      $244,000 reduction in accounts receivable.

      The December 31, 2006 comparative balance sheet was reclassified in this document to reduce other comprehensive income and accumulated deficit by
      $172,000 reflecting the cumulative effect of deferred translation gains since the Company's Indian subsidiary was acquired in October 2004. The reclassification was the result of considering the U.S. dollar (rather than the Indian Rupee, as previously reported) as the functional currency and deferring the foreign currency translation gains in other comprehensive income that should have been credited to operations. The deferred gain was $83,000 in 2006, $75,000 in 2005, and $14,000 in 2004.
      The improvement to earnings per share would have been $0.04 in 2006, $.05 in 2005 and $0.01 in 2004. The adjustment did not change shareholders'
      equity as of December 31, 2006.

  (b) CHANGES IN INTERNAL CONTROLS. The Company has begun taking remediation steps to enhance its internal control over financial reporting and reduce control deficiencies. It is actively working to eliminate the internal control weaknesses and deficiency noted by: integrating all accounting and record maintenance, utilizing new accounting software, formally documenting accounting policies and procedures; and creating centralized, on-site document repositories and maintenance, and is hiring personnel in its accounting departments to effect these changes.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      In the normal course of business, the Company and its subsidiaries are defendants in certain product liability, worker claims and other litigation.
There is no litigation pending currently.

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

                                          THE LGL GROUP, INC.

August 14, 2007                           By: /s/ Jeremiah M. Healy
                                              ----------------------------------
                                              Jeremiah M. Healy
                                              PRESIDENT, CHIEF EXECUTIVE OFFICER
                                              (PRINCIPAL EXECUTIVE OFFICER)

August 14, 2007                           By: /s/ Steve Pegg
                                              ----------------------------------
                                              Steve Pegg
                                              CHIEF FINANCIAL OFFICER
                                              (PRINCIPAL FINANCIAL OFFICER)

