Form 10-Q
period 2007-09-30
LGL GROUP INC
filed 2007-11-14
CIK 61004

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)
|X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2007
                                           ------------------
                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 1-106
                               THE LGL GROUP, INC.
--------------------------------------------------------------------------------

             (Exact name of Registrant as Specified in Its Charter)

          Delaware                         38-1799862
--------------------------------------------------------------------------------
(State or Other Jurisdiction of            I.R.S. Employer
Incorporation or Organization)             Identification No.)

2525 Shader Road, Orlando, FL              32804
--------------------------------------------------------------------------------
(Address of principal executive offices)   (Zip Code)

                                 (407) 298-2000
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

140 Greenwich Avenue, 4th Floor, Greenwich, CT         06830
--------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year If Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).

Yes [ ]   No [x]

Indicate the number of shares outstanding of each of the issuer's classes of
Common Stock, as of the latest practical date.

          Class                               Outstanding At November 12 ,2007
-----------------------------                 --------------------------------
Common Stock, $0.01 par value                            2,164,702

                                      INDEX

                      THE LGL GROUP, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheets:................................3
         -   September 30, 2007
         -   December 31, 2006
         Condensed Consolidated Statements of Operations:......................4

         -   Three months ended September 30, 2007 and 2006

         -   Nine months ended September 30, 2007 and 2006

         Condensed Consolidated Statements of Cash Flows:......................5

         -   Nine months ended September 30, 2007 and 2006

         Notes to Condensed Consolidated Financial Statements:.................6

Item 2.  Management's Discussion and Analysis of Financial Condition and

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................19

Item 6.  Exhibits ............................................................19

PART 1 -- FINANCIAL INFORMATION -
ITEM 1. -- CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              THE LGL GROUP, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS -- UNAUDITED
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                  September 30,    December 31,
                                                                                      2007            2006 (A)
                                                                                  -----------------------------
ASSETS
Current Assets
    Cash and cash equivalents ...............................................       $  5,408        $  4,429
    Restricted cash .........................................................              0              96
    Investments - marketable securities (Note E) ............................             54           2,610
    Accounts receivable, less allowances of $360 and $132, respectively .....          5,793           6,472
    Due From Olivotto (Note A) ..............................................            253            --
    Inventories (Note F) ....................................................          5,057           6,105
    Prepaid expenses and other current assets ...............................            287             305
    Assets Held For Sale (Note G) ...........................................          1,502           1,559
    Assets from Discontinued  Operations ....................................              4           3,788
                                                                                    --------        --------
        Total Current Assets ................................................       $ 18,358        $ 25,364
                                                                                    --------        --------
Property, Plant and Equipment
    Land ....................................................................            635             718
    Buildings and improvements ..............................................          2,761           2,761
    Machinery and equipment .................................................         12,437          12,006
                                                                                    --------        --------
    Gross Property, Plant and Equipment .....................................         15,833          15,485
    Less: Accumulated Depreciation ..........................................        (11,279)        (10,471)
                                                                                    --------        --------
    Net Property, Plant and Equipment .......................................          4,554           5,014
    Deferred Income Taxes ...................................................            112             111
    Other Assets ............................................................            406             468
                                                                                    --------        --------
       Total Assets .........................................................       $ 23,430        $ 30,957
                                                                                    ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable to bank (Note H) ..........................................       $    869        $  1,356
    Trade accounts payable ..................................................          2,549           2,515
    Accrued compensation expense ............................................          1,136           1,522
    Accrued income taxes ....................................................             85             192
    Accrued professional fees ...............................................            314             555
    Other accrued expenses ..................................................            507             841
    Current maturities of Long-Term Debt (Note H) ...........................            801           2,027
    Liabilities from Discontinued Operations ................................            127           2,142
                                                                                    --------        --------
        Total Current Liabilities ...........................................          6,388          11,150
Long-term debt (Note H) .....................................................          4,032           3,100
                                                                                    --------        --------
        Total Liabilities ...................................................       $ 10,420        $ 14,250
                                                                                    --------        --------
Shareholders' Equity
    Common stock, $0.01 par value - 10,000,000 shares authorized;
        2,188,510 shares issued; 2,164,702 shares outstanding................             22              22
    Additional paid-in capital ..............................................         21,160          21,081
    Accumulated deficit .....................................................         (7,505)         (5,539)
    Accumulated other comprehensive income (loss) (Note J) ..................            (21)          1,789
    Treasury stock, at cost, 23,808 shares ..................................           (646)           (646)
                                                                                    --------        --------
        Total Shareholders' Equity ..........................................         13,010          16,707
                                                                                    --------        --------
        Total Liabilities and Shareholders' Equity ..........................       $ 23,430        $ 30,957
                                                                                    ========        ========

    (A) The Condensed Balance Sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For the period ended December
        31, 2006, $172,000 was reclassified out of other comprehensive income into accumulated deficit.

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

ITEM 1 -- CONDENSED FINANCIAL STATEMENTS

                                                   THE LGL GROUP, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS -- UNAUDITED
                                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                    Three Months Ended             Nine Months Ended
                                                                       September 30,                 September 30,
                                                                   2007           2006*          2007          2006*
                                                               -----------    -----------    -----------    -----------
REVENUES ...............................................       $     9,612    $    11,042    $    29,003    $    31,364
Cost and expenses:
  Manufacturing cost of sales ..........................             7,350          8,014         22,244         21,851
  Selling and administrative ...........................             2,545          2,682          7,807          7,588
                                                               -----------    -----------    -----------    -----------
OPERATING PROFIT (LOSS) ................................              (283)           346         (1,048)         1,925
                                                               -----------    -----------    -----------    -----------
Other income (expense):
  Investment income ....................................              --              720          1,526          1,231
  Interest expense .....................................               (79)          (127)          (260)          (414)
  Gain on sale of land .................................              --             --               88           --
  Other income (expense) ...............................                15             (9)           (24)           (27)
                                                               -----------    -----------    -----------    -----------
   Total Other income (expense) ........................               (64)           584          1,330            790
                                                               -----------    -----------    -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES ......................              (347)           930            282          2,715
(Provision) Benefit for income taxes ...................               (93)           250           (134)          (161)
                                                               -----------    -----------    -----------    -----------
INCOME/(LOSS) FROM CONTINUING OPERATIONS ...............              (440)         1,180            148          2,554
                                                               -----------    -----------    -----------    -----------

 Loss from Discontinued Operations .....................              (153)          (277)        (1,131)          (786)
 Loss on Sale of Lynch Systems .........................              --             --             (982)          --
                                                               -----------    -----------    -----------    -----------
 Total Loss on Discontinued Operations .................              (153)          (277)        (2,113)          (786)
                                                               -----------    -----------    -----------    -----------

 NET INCOME(LOSS) ......................................       $      (593)   $       903    $    (1,965)   $     1,768
                                                               -----------    -----------    -----------    -----------

Weighted average shares outstanding ....................         2,157,528      2,154,702      2,155,654      2,154,702
                                                               -----------    -----------    -----------    -----------

BASIC AND DILUTED INCOME/(LOSS) PER
  COMMON SHARE FROM CONTINUING
  OPERATIONS ...........................................       $     (0.20)   $      0.55    $      0.07    $      1.18
                                                               ===========    ===========    ===========    ===========

BASIC AND DILUTED INCOME/(LOSS) PER
  COMMON SHARE FROM DISCONTINUED
  OPERATIONS ...........................................       $     (0.07)   $     (0.13)   $     (0.98)   $     (0.36)
                                                               ===========    ===========    ===========    ===========

BASIC AND DILUTED NET INCOME/(LOSS) PER
  COMMON SHARE .........................................       $     (0.27)   $      0.42    $     (0.91)   $      0.82
                                                               ===========    ===========    ===========    ===========

      * Restated to reflect the sale of Lynch Systems Corporation on June 19, 2007.

                          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

PART I -- FINANCIAL INFORMATION

ITEM 1 -- CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      THE LGL GROUP, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -- UNAUDITED
                                 (IN THOUSANDS)

                                                                                                Nine  Months Ended
                                                                                                   September 30,
                                                                                                ------------------
                                                                                                  2007       2006
                                                                                                -------    -------
OPERATING ACTIVITIES
Net income (loss) .........................................................................     $(1,965)   $ 1,768
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on sale of discontinued operations ...................................................         982       --
Depreciation ..............................................................................         808        719
Amortization of restricted stock ..........................................................          79       --
Provision for doubtful accounts receivable ................................................         228         92
Amortization of finite-lived intangible assets ............................................          44        122
Gain realized on sale of marketable securities ............................................      (1,526)    (1,171)
Gain on sale of land ......................................................................         (88)      --
Changes in operating assets and liabilities:
  Receivables .............................................................................         451       (678)
  Inventories .............................................................................       1,048     (1,438)
  Accounts payable and accrued liabilities ................................................      (1,035)        63
  Commitments and contingencies ...........................................................        --         (859)
  Other assets/liabilities ................................................................          19       (113)
                                                                                                -------    -------
Cash used in operating activities of continuing operations ................................        (955)    (1,495)
Cash provided by (used in) operating activities of discontinued operations ................         769       (181)
                                                                                                -------    -------
Net cash used in operating activities .....................................................        (186)    (1,676)
                                                                                                -------    -------

INVESTING ACTIVITIES
Capital expenditures ......................................................................        (431)      (496)
Restricted cash ...........................................................................          96       --
Proceeds from sale of marketable securities ...............................................       2,292      2,113
Proceeds from sale of discontinued assets and liabilities .................................         722       --
Proceeds from sale of land ................................................................         171       --
Net repayment of margin liability on marketable securities ................................        --         (330)
                                                                                                -------    -------
Net Cash provided by investing activities .................................................       2,850      1,287
                                                                                                -------    -------

FINANCING ACTIVITIES
Repayment of debt of discontinued operations ..............................................        (900)      --
Net borrowings (repayments) of notes payable to bank ......................................        (487)      (585)
Repayment of long-term debt ...............................................................        (737)      (566)
Borrowings under long term debt ...........................................................         443       --
Other .....................................................................................          (4)        17
                                                                                                -------    -------
Net cash used in financing activities .....................................................      (1,685)    (1,134)
                                                                                                -------    -------

Increase (decrease) in cash and cash equivalents ..........................................         979     (1,523)
Cash and cash equivalents at beginning of period ..........................................       4,429      5,512
                                                                                                -------    -------
Cash and cash equivalents at end of period ................................................     $ 5,408    $ 3,989
                                                                                                =======    =======
Supplemental Disclosure
Cash paid for interest ....................................................................     $   395    $   420
                                                                                                =======    =======
Cash paid for income taxes ................................................................     $    47    $    98
                                                                                                =======    =======

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.    SUBSIDIARIES OF THE REGISTRANT

      As of September 30, 2007, the Subsidiaries of the Registrant are as
follows:

                                                Owned By LGL
                                                ------------
Lynch Systems, Inc..........................       100.0%
M-tron Industries, Inc......................       100.0%
  M-tron Industries, Ltd....................       100.0%
  Piezo Technology, Inc.....................       100.0%
     Piezo Technology India Private Ltd.....        99.9%

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

      The assets sold under the Purchase Agreement, as amended, included certain accounts receivable, inventory, machinery and equipment. The Buyer also assumed certain liabilities of Lynch Systems, including accounts payable, customer deposits and accrued warranties. After deduction of the amount of the liabilities assumed, $601,074, from the value of the assets sold, $1,455,000, and taking into account the Buyer's partial funding of the severance obligation,
$118,000, Lynch Systems was due a net cash payment in the amount of $972,000. Of such amount, $722,000 was paid upon closing and the $250,000 balance, which was escrowed was paid on October 3rd in accordance with the Escrow Agreement. The assets retained by Lynch Systems include the land and building used in its operations with a book value of $1,502,000 and accounts receivable with net book value of $ 0. All of the accounts receivable for which specific reserves have not been established have been collected as of September 30, 2007. The Company intends to sell the land and building in a separate transaction following the expiration of the six-month lease of the premises to the Buyer.

      At September 30, 2007, the LGL Group, Inc. (the "Company") operates through its principal subsidiary, M-tron Industries, Inc. which includes the operations of M-tron Industries, Ltd. ("Mtron") and Piezo Technology, Inc.
("PTI"). The combined operations of Mtron and PTI are referred to herein as
"MtronPTI."

B.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31,
2007.

      The condensed balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and has been reclassified to present the operations of Lynch Systems as discontinued operations.

      For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries Annual
Report on Form 10-K/A for the year ended December 31, 2006.

C.  DISCONTINUED OPERATIONS

      As a result of the sale of Lynch Systems, certain reclassifications of assets, liabilities, revenues, costs, and expenses have been made to the prior period financial statements to conform to the 2007 financial statement presentation. Specifically, we have reclassified the results of operations of
Lynch Systems for all periods presented to DISCONTINUED OPERATIONS within the
Statement of Operations. In addition, the remaining assets and liabilities of the business divested and the assets of the divested business held for separate sale in 2007 have been reclassified to ASSETS OF DISCONTINUED OPERATIONS and
LIABILITIES OF DISCONTINUED OPERATIONS and ASSETS HELD FOR SALE.

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

      Based on a review of our tax provisions, the Company did not record a liability for unrecognized tax benefits as a result of adopting FIN 48 on
January 1, 2007. Further, there has been no change during the nine months ended
September 30, 2007. Accordingly, we have not accrued any interest and penalties through the period ending September 30, 2007.

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

                                               Gross        Gross      Estimated
                                             Unrealized   Unrealized     Fair
Equity Securities                    Cost      Gains        Losses       Value
---------------------------------   ------   ----------   ----------   ---------
September 30, 2007 ..............   $   68     $    1        (15)       $   54
December 31, 2006 ...............   $  833     $1,789        (12)       $2,610

F. INVENTORIES

Inventories are stated at the lower of cost or market value. At September 30,
2007, inventories were valued by two methods: last-in, first-out ("LIFO") and first-in, first-out ("FIFO"). At September 30, 2007 LIFO inventory comprised 30%
and FIFO 70% of the total inventory, at December 31, 2006, LIFO inventory comprised 31% and FIFO 69% of the total inventory.

                                                      September 30,    December 31,
                                                         2007              2006
                                                      -----------------------------
                                                             (in thousands)
Raw materials ..............................            $2,402            $2,575
Work in process ............................             1,202             1,693
Finished goods .............................             1,453             1,837
                                                        ------            ------
  Total Inventories ........................            $5,057            $6,105
                                                        ======            ======

   Current costs exceed LIFO value of inventories by $377,000 and $334,000 at
September 30, 2007 and December 31, 2006, respectively.

G.  ASSETS HELD FOR SALE

      In accordance with the Purchase Agreement between Lynch Systems and
Olivotto, Lynch Systems sold certain assets to the Buyer. The assets retained by
Lynch Systems include the land and building used in its operations with a book value of $1,502,000 (All accounts receivable at the closing date which were not fully reserved for were subsequently collected). The Company intends to sell the land and building in a separate transaction following the expiration of the six-month lease of the premises to the Buyer. As such, the Company is classifying the land and building and its accumulated depreciation, as "Assets
Held for Sale" and carrying it at book value as a current asset.

At September 30, 2007, ASSETS HELD FOR SALE comprise the following:

Assets Held for Sale:
Land                                     $   137
Buildings                                  3,009
Less: Accumulated depreciation            (1,644)
                                         -------
Net Assets Held For Sale                 $ 1,502
                                         =======

H.  REVOLVING LOANS AND LONG-TERM NOTES/DEBT

                                                                                            September 30, December 31,
                                                                                                2007         2006
                                                                                              -------      -------
REVOLVING LOANS:                                                                                   (in thousands)
MtronPTI revolving loan (First National Bank of Omaha) at the 30 day LIBOR rate
    plus 2.1% (7.92% at September 30, 2007), due June 30, 2008                                $   869      $ 1,356
                                                                                              =======      =======

LONG-TERM LOANS AND DEBT:
MtronPTI term loan (RBC Centura Bank) due October 2010. The note bears interest at LIBOR Base Rate plus 2.75%. Interest rate swap converted the
    loan to a fixed rate, (7.51% at September 30, 2007).                                      $ 2,912      $ 2,964
MtronPTI term loan (First National Bank of Omaha) at the 30 day LIBOR rate
    plus 2.1% (7.92% at September 30, 2007), due August 31, 2010                                1,473        1,287
MtronPTI commercial variable rate bank term loan, (First National Bank of
    Omaha) repaid May 2007                                                                       --            239
South Dakota Board of Economic Development loan at a fixed rate of 3%, due
    December 2007                                                                                 240          250
Yankton Areawide Business Council loan at a fixed rate of 5.5%, due
    November 2007                                                                                  58           65
Rice University Promissory Note at a fixed rate of 4.5%, due August 2009                          150          203
Smythe Estate Promissory Note, repaid February 2007                                              --            119
                                                                                              -------      -------
Totals                                                                                          4,833        5,127
Less: Current maturities                                                                         (801)      (2,027)
                                                                                              -------      -------
Long-term Debt                                                                                $ 4,032      $ 3,100
                                                                                              =======      =======

      MtronPTI maintains its own short-term line of credit facilities. In general, the credit facilities are collateralized by property, plant and equipment, inventory, receivables and contain certain covenants restricting distributions to the Company. At September 30, 2007, Mtron's short-term credit facility with First National Bank of Omaha ("FNBO") is $5,500,000.

      On September 30, 2005, MtronPTI entered into a Loan Agreement with RBC
Centura Bank ("RBC"). The RBC Term Loan Agreement provided for a loan in the amount of $3,040,000 (the "RBC Term Loan"), the proceeds of which were used to pay off the $3,000,000 bridge loan with First National Bank of Omaha which had been due October 2005. The RBC Term Loan bears interest at LIBOR Base Rate plus
2.75% and is to be repaid in monthly installments based on a twenty year amortization, with the then remaining principal balance to be paid on the fifth anniversary of the RBC Term Loan. The balance of this loan at September 30, 2007 is $2,912,000. The RBC Term Loan is collateralized by a mortgage on PTI's premises.

      In connection with this RBC Term Loan, MtronPTI entered into a five-year interest rate swap from which it will receive periodic payments at the LIBOR
Base Rate and make periodic payments at a fixed rate of 7.51% with monthly settlement and rate reset dates. The Company has designated this swap as a cash flow hedge in accordance with FASB 133 "Accounting for Derivative Instruments and Hedging Activities". The fair value of the interest rate swap at September
30, 2007 is ($6,000), ($4,000) net of tax, compared with $22,000, $14,000 net of tax, at December 31, 2006. It is included in "other assets" on the balance sheet. The aggregate fair value is recorded in accumulated other comprehensive income/(loss), net of tax.

      All outstanding obligations under the RBC Term Loan Agreement are collateralized by security interests in the assets of MtronPTI. The Loan
Agreement contains a variety of affirmative and negative covenants of types customary in an asset-based lending facility. The Loan Agreement also contains financial covenants relating to maintenance of levels of minimal tangible net worth and working capital, and current, leverage and fixed charge ratios, restricting the amount of capital expenditures. At September 30, 2007, MtronPTI was not in compliance with the fixed charge covenant on this loan and a waiver letter has been received from RBC.

      On October 14, 2004, MtronPTI, entered into a Loan Agreement with First
National Bank of Omaha for a term loan in the amount of $2,000,000 (the "Term
Loan"). The Term Loan bore interest at the greater of prime rate plus 50 basis points, or 4.5%, and was repaid in monthly installments of $37,514, with the then remaining principal balance plus accrued interest to be paid on the third anniversary of the Loan Agreement, October 2007. This loan was renegotiated on
September 7, 2007. The principal balance was increased by $443,000 to $1,500,000 and the variable interest rate is the 30 day LIBOR rate plus 2.1% (7.92% at
September 30, 2007). The balance of this loan at September 30, 2007, is
$1,473,000 At September 30, 2007, MtronPTI was not in compliance with the fixed charge covenant on this loan and a waiver letter has been received from First
National Bank of Omaha.

      The Smythe Estate Promissory Note was repaid in the first quarter of 2007.

      The debt decreased at MtronPTI due to a reduction in the outstanding revolving debt and the scheduled repayments and retirements of long term debt.
The current portion of long term debt decreased due to the September 7, 2007 renegotiation of the term loan with First National Bank of Omaha. Notes payable and long-term debt outstanding at September, 30, 2007 included $3,360,000 of fixed rate debt at an average interest rate of 7.0% (after considering the effect of the interest rate swap) and variable rate debt of $2,342, 000 at an average rate of 7.92%. Long-term notes and debt outstanding at December 31,
2006, included $3,601,000 of fixed rate debt at an average interest rate of
6.91% after considering the effect of the interest rate swap) and variable rate debt of $2,882,000 at an average rate of 8.45%.

I.    EARNINGS (LOSS) PER SHARE AND STOCKHOLDERS' EQUITY

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

      On September 5, 2006, the Company issued 20,000 shares of restricted stock to two senior executives and on March 20, 2007, the Company issued 10,000 shares of restricted stock to its new Chief Financial Officer. Fifty percent of these shares will become vested after one year and the remainder, quarterly during year two. These are being accounted for under SFAS 123R. Total stock compensation expense recognized by the Company for these shares for the quarter ended September 30, 2007 was $30,000 and for the nine months ended September 30,
2007, was $79,000. The remaining unrecognized compensation expense of $75,600 associated with the September 2006 grant will be recognized ratably over the next 11 months and the remaining $56,800 associated with the March 20, 2007 grant will be recognized ratably over the next 17 2/3 months.

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

      The following securities have been excluded from the diluted earnings per share computation because the impact of the assumed exercise of stock options would have been anti-dilutive as the strike price of the options were at least
$13.17 and the stock was trading at $10.20 per share on Friday, September 28,
2007. At September 30, 2007, there were 200,000 options outstanding to purchase common stock. At September 30, 2006 there were 295,000 options outstanding. The reduction in outstanding options was due to the expiration of 75,000 options 90 days following the December 2006 separation of the former CEO and the expiration of 20,000 options following the October 2006 separation of the former VP of
Finance. The Company has no other dilutive securities.

J.    ACCUMULATED OTHER COMPREHENSIVE INCOME

      For the nine months ended September 30, 2007, total comprehensive loss was
$3,775,000, comprised of net loss of $1,965,000 and change in Accumulated Other
Comprehensive Income of $1,810,000, compared to total comprehensive income of
$2,537,000 in the nine months ended September 30, 2006, which was comprised of net income of $1,768,000 and change in Other Comprehensive Income of $769,000.

                                                                    Nine Months Ended
                                                                      September 30
                                                                    2007       2006
                                                                  -------    -------
Net income (loss) as reported.............................        $(1,965)   $ 1,768
Deferred gain on hedge contract...........................            (18)        14
Unrealized gain  (loss) on available for sale securities..           (266)       752
Reclassification adjustment for gains included in income..         (1,526)         3
                                                                  -------    -------
Total comprehensive income/(loss).........................        $(3,775)   $ 2,537
                                                                  =======    =======

      The December 31, 2006 comparative condensed consolidated balance sheet was reclassified to reduce other comprehensive income and accumulated deficit by
$172,000 reflecting the cumulative effect of deferred translation gains since the Indian subsidiary was acquired in October 2004. The reclassification was the result of considering the Indian Rupee instead of the U.S. dollar as the functional currency and deferring the foreign currency translation gains in other comprehensive income which should have been credited to operations. The deferred gain was $83,000 in 2006, $75,000 in 2005, and $14,000 in 2004. The
improvement to earnings per share would have been $0.04 in 2006, $0.05 in 2005 and $0.01 in 2004. The adjustment did not change shareholders' equity as of
December 31, 2006. Additionally, management has determined that a presentation error had occurred in LGL Group's financial statements previously filed for
December 31, 2006 and the quarters ended March 31, 2007, September 30, 2006, and
June 30, 2006. The impact in 2007 was $39,000 expense and a balance sheet reclassification of $205,000 in other comprehensive income offset by a $244,000 adjustment to accounts receivable.

K.    SIGNIFICANT FOREIGN SALES

      For the three and nine months ended September 30, 2007 and September 30,
2006, significant foreign revenues to specific countries were as follows:

                                      ------------------   -----------------
                                      Three Months Ended   Nine Months Ended
                                          September 30        September 30
                                      ------------------   -----------------
                                         2007      2006      2007      2006
FOREIGN REVENUES                      --------   -------   -------   -------
China                                  $ 1,778   $ 1,075   $ 4,640   $ 3,225
Canada                                     741       967     1,802     3,111
Thailand                                   474       490     1,829     1,674
Mexico                                     349       523     1,695     1,167
Malaysia                                 1,562       582     3,532     1,280
All other foreign countries              1,517     1,783     3,836     5,414
                                       -------   -------   -------   -------
     Total foreign revenues            $ 6,421   $ 5,420   $17,334   $15,871
                                       =======   =======   =======   =======

L.   DISCONTINUED OPERATIONS

      For the quarter ended September 30, 2007, the net loss from discontinued
operations was $153,000 compared with a net loss of $277,000 from the discontinued operations of Lynch Systems for the third quarter of 2006. For the nine month period ended September 30, 2007, the revenues from discontinued
operations were $2,534,000 and the loss from discontinued operations was
$1,131,000 compared with revenues of $6,911,000 and $786,000 loss from discontinued operations for the same period in 2006. The 2007 losses do not include tax benefits because the company can not assume future profits to use these benefits according to current accounting standards.

M.   COMMITMENTS AND CONTINGENCIES

      In the normal course of business, subsidiaries of the Company may be defendants in certain product liability, worker claims and other litigation in which the amounts being sought may exceed insurance coverage levels. The Company has no pending litigation at this time.

N.    INCOME TAXES

      The Company files consolidated federal income tax returns, which includes all U.S. subsidiaries. The Company has a $2,836,000 net operating loss ("NOL")
carry-forward as of December 31, 2006. This NOL expires through 2026 if not utilized prior to that date. The company provided $134,000 for foreign income taxes and $ 0 for state taxes in the nine month period, an effective tax rate of
48 percent. This increase in the effective tax rate is due to the increase in profits of the Hong Kong operations

O.    GUARANTEES

      At September 30, 2007, the Company guarantees (unsecured) the RBC Century bank loan of MtronPTI. There were no other financial, performance, indirect guarantees or indemnification agreements at September 30, 2007.

P.    RELATED PARTY TRANSACTIONS

      At September 30, 2007, the Company had $5,408,000 of cash and cash equivalents. Of this amount, $1,083,000 is invested in United States Treasury money market funds for which affiliates of the Company serve as investment managers to the respective funds, compared with $2,040,000 of $4,429,000 at
December 31, 2006.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER
30, 2006

CONSOLIDATED REVENUES AND GROSS MARGIN

Consolidated revenues decreased by $1,430,000, or 13%, to $9,612,000 for the third quarter 2007 from $11,042,000 for the comparable period in 2006. The decrease is due to business declines at three of the Company's largest customers in the telecom and military/avionics markets. The decreases were due to a combination of reduced business levels and selling price reductions. The Company also discontinued sales to its second largest distributor due to the distributor's bankruptcy. The distributor has emerged from bankruptcy, but the
Company has been unable to reach a suitable agreement to resume business with this distributor.

Consolidated gross margin as a percentage of revenues for the third quarter decreased to 23.5% from 27.4% for the comparable period in 2006. The reduction in gross margin reflects selling price reductions, increases in material costs and the continuing yield losses and rework costs at MtronPTI's Orlando facility.
These problems were compounded in the current quarter by lowered revenue so the operations overhead also increased as a percentage of revenue.

OPERATING PROFIT (LOSS)

The operating loss of $283,000 for the third quarter 2007 is a reduction of
$629,000 from $346,000 operating profit for the comparable period in 2006. This decline was caused by a $766,000 (25%) reduction in gross margin caused primarily by lower sales volume and higher material and yield loss costs in
Orlando. Selling and administrative expenses in the third quarter were reduced by $137,000 from $2,682,000 in 2006 to $2,545,000 in 2007. This was due primarily to reductions in commissions, incentives and bonus accruals. Corporate expenses increased $18,000 to $422,000 for the third quarter 2007 from $404,000 for the comparable period in 2006.

OTHER INCOME (EXPENSES)

Investment income decreased $720,000 to $0 for the third quarter 2007. This was due to the first quarter sale of substantially all of the marketable securities which were held for sale. Interest expense for the third quarter 2007 was
$79,000, compared with $127,000 in the comparable period in 2006 due to higher cash balances at the corporate level as a result of the liquidation of the security portfolio at the end of the first quarter of 2007.

INCOME TAXES

The Company files consolidated federal income tax returns, which includes all subsidiaries. The income tax provision for the three month period ended
September 30, 2007 provides for tax expenses in Hong Kong. Due to the quarterly operating losses, none of the other jurisdictions in which the Company transacts business require a quarterly tax provision. The provision gives effect to our estimated tax liability at the end of the year.

RESULTS OF DISCONTINUED OPERATIONS

As a result of the sale of Lynch Systems, we have reclassified the results of operations of Lynch Systems for all periods presented to DISCONTINUED OPERATIONS within the Statement of Operations, in accordance with accounting principles generally accepted in the United States.

For the quarter ended September 30, 2007, the revenues from discontinued
operations were $0 and the net loss from discontinued operations was $153,000 compared with revenues of $1,996,000 and net loss from the discontinued
operations of $277,000 for the same quarter of 2006.

NET LOSS

Net loss for the third quarter 2007 was $593,000 compared to net income of
$903,000 in the comparable period in 2006. The third quarter 2007 loss was comprised of a $440,000 loss from continuing operations, and a $153,000 loss from discontinued operations.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER
30, 2006

CONSOLIDATED REVENUES AND GROSS MARGIN

Consolidated revenues for the nine month period ending September 30, 2007 decreased by $2,361,000, or 7.5% to $29,003,000 from $31,364,000 for the comparable period in 2006. The decrease is due to business declines at three of the company's largest customers in the telecom and military/avionics markets.
The decreases were due to a combination of reduced business levels and selling price reductions. The company also discontinued sales to its second largest distributor due to the distributor's bankruptcy. The distributor has emerged from bankruptcy, but the Company has been unable to reach a suitable agreement to resume business with this distributor.

The consolidated gross margin as a percentage of revenues for the nine month period ending September 30, 2007 decreased to 23.3% from 30.3% for the comparable period in 2006. The reduction in gross margin reflects selling price reductions, increases in material costs and the continuing yield losses and rework costs at MtronPTI's Orlando facility. These problems were compounded by lowered revenue so the operations overhead also increased as a percentage of revenue.

OPERATING PROFIT (LOSS)

The operating loss of $1,048,000 is a reduction of $2,973,000 from the operating profit of $1,925,000 for the comparable nine month period ended September 30,
2006. The margin loss was primarily due to lower selling prices and higher material and rework costs in Orlando combined with the reduction in revenue.
Corporate expenses increased $306,000 to $1,356,000 for the nine month period ending September 30, 2007, from $1,050,000 in the comparable period in 2006. The increase was due primarily to increases in legal fees, professional fees and in total director fees. The closure of the Greenwich office and the consolidation of the corporate office into the Orlando facility will result in a reduction of ongoing Corporate expenses. These increases in Corporate expenses were partially offset by a $149,000 reduction in selling and administrative expenses at
MtronPTI, which was primarily due to reductions in accrued insurance expenses, commissions, incentives and bonus accruals.

OTHER INCOME (EXPENSE)

Investment income increased $295,000 to $1,526,000 for the nine month period ended September 30, 2007 from $1,231,000 in the comparable period in 2006 due to realized gain on sales of marketable securities. Interest expense decreased to
$260,000 for the nine month period ended September 30, 2007 from $414,000 for the comparable period in 2006 due to a decrease in the average level of debt and higher cash balances at the corporate level due to the liquidation of the security portfolio at the end of the first quarter of 2007. In the second quarter of 2007, MtronPTI sold a small strip of land which had a book value of
$83,000, for $171,000, resulting in a gain of $88,000 on the sale.

INCOME TAXES

The Company files consolidated federal income tax returns, which includes all subsidiaries. The income tax provision for the nine month period ended September
30, 2007 included federal, state and foreign taxes. The company provided
$134,000 for foreign income taxes and $0 for state taxes in the nine month period, an effective tax rate of 48 percent. This increase in the effective tax rate is due to the increase in profits of the Hong Kong operations.

LOSS ON SALE OF LYNCH SYSTEMS

The loss on the sale of Lynch Systems was $982,000. These losses arose because the company disposed of elements of inventory at less than book value, incurred approximately $181,000 of severance costs above the amount contributed by the buyer, and incurred approximately $200,000 in legal and professional fees associated with the sale. No tax benefit was accrued on these losses.

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

For the nine month period ended September 30, 2007, the revenues from discontinued operations were $2,534,000 and the loss from discontinued
operations was $1,131,000 compared with revenues of $6,911,000 and $786,000 loss from discontinued operations for the same period in 2006. The additional losses from discontinued operations are primarily due to commissions, vacation pay and consulting contracts. There will be only minimal monthly charges which will be offset by rental income during the balance of 2007.

The losses do not include tax benefits because the company can not assume future profits to use these benefits.

NET INCOME/LOSS

      Net loss for the nine months ended September 30, 2007 was $1,965,000 compared with net income for the nine months ended September 30, 2006, of
$1,768,000. This loss is comprised of income from continuing operations of
$148,000, loss from discontinued operations of $1,131,000, and a loss on sale of
Lynch Systems of $982,000.

BACKLOG/ NEW ORDERS

      MtronPTI's backlog at September 30, 2007 was $10.5 million, a $2.4 million increase over the backlog at December 31, 2006 of $8.1 million and a $1.6 million increase from the backlog of $8.9 million at September 30, 2006.

FINANCIAL CONDITION

      The Company's cash, cash equivalents and investments in marketable securities at September 30, 2007 was $5,462,000 as compared to $7,039,000 at
December 31, 2006. MtronPTI had unused borrowing capacity of $4,631,000 under
MtronPTI's revolving lines of credit at September 30, 2007, as compared to
$4,144,000 at December 31, 2006. At September 30, 2007, MtronPTI had $869,000 in
revolving loans, compared with $1,356,000 at December 31, 2006.

      At September 30, 2007, the Company's net working capital was $11,970,000 as compared to $14,214,000 at December 31, 2006 after taking into account the reclassification of Lynch Systems assets into "Held for Sale" and "Assets or
Liabilities from Discontinued Operations." At September 30, 2007, the Company
had current assets of $18,358,000 and current liabilities of $6,388,000. After taking into account the reclassification of Lynch Systems assets into "Held for
Sale" and "Assets or Liabilities from Discontinued Operations, at December 31,
2006, the Company had current assets of $25,364,000 and current liabilities of
$11,150,000. The ratio of current assets to current liabilities was 2.87 to 1.00 at September 30, 2007, compared to 2.27 to 1.00 at December 31, 2006.

      Cash used in operating activities was $186,000 for the nine months ended
September 30, 2007, compared to cash used in operating activities of $1,676,000 for the nine months ended September 30, 2006. This was due primarily to a reduction in accounts receivable and inventories which was partially offset by a decrease in accounts payable and accrued liabilities. Cash used in continuing operations was $955,000, which was due to operating losses and excludes gains on the sale of securities.

      Cash provided by investing activities was $2,850,000 for the nine months ended September 30, 2007, versus $1,287,000 for the nine months ended September
30, 2006. The cash from investing activities came primarily from the sale of securities in March 2007. The proceeds of that sale were $2,292,000. In addition, the sale of a discontinued operation in June 2007 resulted in $722,000 of cash proceeds. The sale of the discontinued operation produced an additional
$253,000 of cash in October of 2007 due to the collection of all funds held in escrow plus interest. The sale of the discontinued operation will generate additional funds in 2008 when the Company sells the Bainbridge, GA land and building (estimated value $2,453,000 and book value of $1,502,000). This property is currently under lease to the buyer. This lease expires in December
2007.

      Cash used in financing activities was $1,685,000 for the nine months ended
September 30, 2007, compared with $1,134,000 for the nine months ended September
30, 2006. The use of cash was primarily due to retiring $900,000 of Lynch
Systems debt and other scheduled MtronPTI debt reductions.

      At September 30, 2007, total debt of $5,702,000 was $781,000 less than the total debt at December 31, 2006 of $6,483,000. The debt decreased due to a reduction in the outstanding revolving debt and the scheduled repayments and retirements of long term debt. At September 30, 2007, the Company had $801,000 in current maturities of long-term debt compared with $2,027,000 at December 31,
2006. The reduction in current maturities was due to the renegotiation of the term debt with First National Bank of Omaha. The prior agreement included a balloon payment which was due in October 2007.

      The Company believes that existing cash and cash equivalents, cash generated from operations, and available borrowings on its revolver will be sufficient to meet its ongoing working capital and capital expenditure requirements for the foreseeable future.

      MtronPTI maintains its own short-term line of credit facilities. In general, the credit facilities are collateralized by property, plant and equipment, inventory, receivables and contain certain covenants restricting distributions to the Company. At September 30, 2007, Mtron's short-term credit facility with First National Bank of Omaha ("FNBO") is $5,500,000, under which there is a revolving credit loan of $ 869,000 compared with $1,356,000 at
December 31, 2006. The Revolving Loan bears variable interest at the 30 day
LIBOR rate plus 2.1% (7.92% at September 30, 2007) and is due on May 31, 2008.

      On September 30, 2005, MtronPTI entered into a Loan Agreement with RBC
Centura Bank ("RBC"). The RBC Term Loan Agreement provided for a loan in the amount of $3,040,000 (the "RBC Term Loan"), the proceeds of which were used to pay off the $3,000,000 bridge loan with First National Bank of Omaha which had been due October 2005. The RBC Term Loan bears interest at LIBOR Base Rate plus
2.75% and is to be repaid in monthly installments based on a twenty year amortization, with the then remaining principal balance to be paid on the fifth anniversary of the RBC Term Loan. The balance of this loan at September 30, 2007 is $2,912,000. The RBC Term Loan is collateralized by a mortgage on PTI's premises.

      In connection with this RBC Term Loan, MtronPTI entered into a five-year interest rate swap from which it will receive periodic payments at the LIBOR
Base Rate and make periodic payments at a fixed rate of 7.51% with monthly settlement and rate reset dates. The Company has designated this swap as a cash flow hedge in accordance with FASB 133 "Accounting for Derivative Instruments and Hedging Activities". The fair value of the interest rate swap at September
30, 2007 is ($6,000), ($4,000) net of tax, compared with $22,000, $14,000 net of tax, at December 31, 2006. It is included in "other assets" on the balance sheet. The aggregate fair value is recorded in accumulated other comprehensive income/(loss), net of tax.

      All outstanding obligations under the RBC Term Loan Agreement are collateralized by security interests in the assets of MtronPTI. The Loan
Agreement contains a variety of affirmative and negative covenants of types customary in an asset-based lending facility. The Loan Agreement also contains financial covenants relating to maintenance of levels of minimal tangible net worth and working capital, and current, leverage and fixed charge ratios, restricting the amount of capital expenditures. At September 30, 2007, MtronPTI was not in compliance with the fixed charge covenant on this loan and a waiver letter has been received from RBC.

      On October 14, 2004, MtronPTI, entered into a Loan Agreement with First
National Bank of Omaha for a term loan in the amount of $2,000,000 (the "Term
Loan"). The Term Loan bore interest at the greater of prime rate plus 50 basis points, or 4.5%, and was repaid in monthly installments of $37,514, with the then remaining principal balance plus accrued interest to be paid on the third anniversary of the Loan Agreement, October 2007. This loan was renegotiated on
September 7, 2007. The principal balance was increased by $443,000 to $1,500,000 and the variable interest rate is the 30 day LIBOR rate plus 2.1% (7.92% at
September 30, 2007). The balance of this loan at September 30, 2007, is
$1,473,000. At September 30, 2007, MtronPTI was not in compliance with the fixed charge covenant on this loan and a waiver letter has been received from First
National Bank of Omaha.

      The Smythe Estate Promissory Note was repaid in the first quarter of 2007.

      The debt decreased at MtronPTI due to a reduction in the outstanding revolving debt and the scheduled repayments and retirements of long term debt.
The current portion of long term debt decreased due to the September 7, 2007 renegotiation of the term loan with First National Bank of Omaha. Notes payable and long-term debt outstanding at September, 30, 2007 included $3,360,000 of fixed rate debt at an average interest rate of 7.0% (after considering the effect of the interest rate swap) and variable rate debt of $2,342,000 at an average rate of 7.92%. Long-term notes and debt outstanding at December 31,
2006, included $3,601,000 of fixed rate debt at an average interest rate of
6.91% after considering the effect of the interest rate swap) and variable rate debt of $2,882,000 at an average rate of 8.45%.

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

      Based on a review of our tax provisions, the Company did not record a liability for unrecognized tax benefits as a result of adopting FIN 48 on
January 1, 2007. Further, there has been no change during the nine months ended
September 30, 2007. Accordingly, we have not accrued any interest and penalties through the nine months ended September 30, 2007.

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

RELATED PARTY TRANSACTIONS

      At September 30, 2007, the Company had $5,408,000 of cash and cash equivalents. Of this amount, $1,083,000 is invested in United States Treasury money market funds for which affiliates of the Company serve as investment managers to the respective funds, compared with $2,040,000 of $4,429,000 at
December 31, 2006.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company is exposed to market risk relating to changes in the general level of U.S. interest rates, which affect the amount of interest earned on the
Company's cash/cash equivalents and restricted cash, $5,408,000 at September 30,
2007. Additionally, the Company's earnings and cash flows are affected by changes in interest rates as the Company makes variable interest rate payments on its debt. To minimize its interest rate risk, on September 30, 2005, in connection with its $3,040,000 five-year, LIBOR plus 2.75% RBC Term Loan,
MtronPTI entered into a five-year interest rate swap (the notional amount equals the loan amount) from which it will receive payments at the LIBOR Base Rate and make payments at a fixed rate of 7.51%. This is comprised of the fixed pay rate of the swap of 6.59% plus the .92% differential between the variable rate of the loan, LIBOR plus 2.75%, and the prime rate. Management does not foresee any significant changes in the strategies used to manage interest rate risk in the future, although the strategies may be reevaluated as market conditions dictate.

ITEM 4T.  CONTROLS AND PROCEDURES.

   (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's Principal
       Executive  Officer and  Principal  Financial  Officer have  evaluated the effectiveness of the Company's  disclosure  controls and procedures as of
       September  30,  2007.  Based  on  such  evaluation,  such  officers  have concluded  that, as of September 30, 2007,  (i) the Company's  disclosure controls and procedures  were not effective in ensuring that  information required to be  disclosed by the Company in the reports that it files and submits  under the  Securities  Exchange Act of 1934 is  accumulated  and
       communicated  to  the  Company's  management,   including  its  principal
       executive and principal financial officers, or persons performing similar functions,  as appropriate to allow timely decisions  regarding  required disclosure,  (ii) the lack of  integration  in the  Company's  accounting systems,  which necessitates  numerous conversions of data throughout the month end closing process, combined with the inconsistencies in the chart of  accounts  and  the  turnover  of  accounting  personnel,  allowed  an overstatement of accounts receivable and other  comprehensive  income and
       (iii) the Company's  financial statement closing process did not identify all business  activity  that needed to be recorded as part of the closing process.  In connection with this  evaluation,  management has determined
       that  a  presentation   error  had  occurred  in  LGL  Group's  financial
       statements  previously filed for December 31, 2006 and the quarters ended
       March 31, 2007,  September 30, 2006,  June 30, 2006,  and March 31, 2006.
       The  impact  in  2007  was  $39,000  in  expense  and  a  balance   sheet
       reclassification  of $205,000 in other  comprehensive  income offset by a
       $244,000 adjustment to accounts receivable.

       The December 31, 2006 comparative  balance sheet was reclassified in this document to reduce other comprehensive  income and accumulated deficit by
       $172,000  reflecting the cumulative effect of deferred  translation gains
       since  the  Indian   subsidiary   was  acquired  in  October  2004.   The
       reclassification  was the result of considering  the Indian Rupee instead of the U.S.  dollar as the functional  currency and deferring the foreign currency  translation  gains in other  comprehensive  income which should have been credited to operations.  The deferred gain was $83,000 in 2006,
       $75,000 in 2005,  and $14,000 in 2004.  The  improvement  to earnings per share would have been $0.04 in 2006, $0.05 in 2005 and $0.01 in 2004. The adjustment did not change shareholders' equity as of December 31, 2006.

   (b) CHANGES  IN  INTERNAL   CONTROLS.   The  Company  has  begun   evaluating
       remediation   steps  to  enhance  its  internal  control  over  financial reporting and reduce control deficiencies.  Required changes will include integration  of all accounting and record  maintenance,  enhancements  to accounting  software,  formal  documentation  of accounting  policies and procedures, and the creation of centralized, on-site document control and maintenance.  Additionally,  the Company plans to hire personnel with the appropriate  qualifications  to  effect  these  changes.

       Except as noted above, during the quarter ended September 30, 2007, there were no changes which have materially  effected or are reasonable  likely to materially effect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

      In the normal  course of business,  the Company and its  subsidiaries  are defendants in certain  product  liability,  worker claims and other  litigation.
There is no litigation pending currently.

ITEM 6.  EXHIBITS.

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
Upon request,  The LGL Group,  Inc. will furnish to each of its  shareholders  a copy of any such  Exhibit.  Requests  should be  addressed  to the Office of the
Secretary, The LGL Group, Inc., 2525 Shader Road, Orlando, FL 32804.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the SecuritiesExchange
Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE LGL GROUP, INC.

November  14, 2007                        By: /s/ Jeremiah M. Healy
                                             -----------------------------------
                                             Jeremiah M. Healy
                                             PRESIDENT, CHIEF EXECUTIVE OFFICER
                                             (PRINCIPAL EXECUTIVE OFFICER)

November 14, 2007                         By: /s/ Steve Pegg
                                             -----------------------------------
                                             Steve Pegg
                                             CHIEF FINANCIAL OFFICER
                                             (PRINCIPAL FINANCIAL OFFICER)

