Form 10-K
period 2007-12-31
LGL GROUP INC
filed 2008-05-13
CIK 61004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ______________________

COMMISSION FILE NUMBER: 1-106

THE LGL GROUP, INC.
(Exact name of Registrant as Specified in Its Charter)

Delaware	38-1799862
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2525 Shader Rd., Orlando, Florida	32804
(Address of Principal Executive Offices)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (407) 298-2000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, $0.01 Par Value	American Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

 Large accelerated filer ☐                                                                        Accelerated filer ☐

Non-accelerated filer ☐                                                                           Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter ($12.80), was $7,286,886. Solely for the purpose of this calculation, shares held by directors and executive officers of the registrant have been excluded.  Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

The number of outstanding shares of the registrant’s common stock was 2,171,709 as of May 5, 2008.

The LGL Group, Inc.

ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2007
EXPLANATORY NOTE

In this Form 10-K, we are restating our consolidated balance sheet as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2006, including the applicable notes. We have also included in this report restated unaudited consolidated financial information for each of the four quarters of 2006 and the first two quarters of 2007, as well as summary information for the third quarter of 2007.

We do not plan to file an amendment to our Annual Report on Form 10-K for the year ended December 31, 2006, nor do we plan to file amendments to our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, June 30 and September 30, 2006 and March 31 and June 30, 2007. Thus, you should not rely on any of the previously filed annual or quarterly reports relating to the foregoing periods. They are superseded by this report.

For more detailed information about the restatement, please see Note 2, “Restatement of Consolidated Financial Statements” in the accompanying consolidated financial statements.

In addition, management has determined that we had material weaknesses in our internal control over financial reporting as of December 31, 2007. As described in more detail in Item 9A(T) of this Annual Report, we have identified the causes of these material weaknesses and are implementing measures designed to remedy them.

PART I

Forward Looking Statements

 Information included or incorporated by reference in this Annual Report on Form 10-K may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different than the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

This Annual Report on Form 10-K contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Business,” as well as in this Annual Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Annual Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact be accurate.

Item 1.  Business

The LGL Group, Inc. (the “Company”), formerly Lynch Corporation, incorporated in 1928 under the laws of the State of Indiana and reincorporated under the laws of the State of Delaware in 2007, is a holding company with subsidiaries engaged in manufacturing custom-designed highly engineered electronic components.  The Company’s executive offices are located at 2525 Shader Rd., Orlando, Florida 32804.  The Company’s telephone number is (407) 298-2000.

The Company operates through its principal subsidiary, M-tron Industries, Inc., which includes the operations of M-tron Industries, Ltd. (“Mtron”) and Piezo Technology, Inc. (“PTI”). The combined operations of Mtron and PTI are referred to herein as “MtronPTI.”  MtronPTI has operations in Orlando, Florida, Yankton, South Dakota and Noida, India.  In addition, MtronPTI has a sales office in Hong Kong.  During 2007, the Company sold the operating assets of Lynch Systems, Inc. (“Lynch Systems”), a subsidiary of the Company, to an unrelated third party.

The Company’s business development strategy is to expand its existing operations through internal growth and merger and acquisition opportunities.  It may also, from time to time, consider the acquisition of other assets or businesses that are not related to its present businesses.  As used herein, the term, the Company includes subsidiary corporations.

MtronPTI

Overview

MtronPTI manufactures and markets custom designed highly-engineered electronic components that are used primarily to control the frequency or timing of signals in electronic circuits.  Its devices, which are commonly called frequency control devices, are used extensively in infrastructure equipment for the telecommunications and network equipment industries.  Its devices are also used in electronic systems for military applications, avionics, earth orbiting satellites, medical devices, instrumentation, industrial devices and global positioning systems.

MtronPTI’s frequency control devices consist of packaged quartz crystals, crystal oscillators and electronic filters.  Its products produce an electrical signal that has the following attributes:

•      accuracy -- the frequency of the signal does not change significantly over a period of time;

•      stability -- the frequency of the signal does not vary significantly when the product is subjected to a range of operating environments; and

•      low electronic noise -- the signal does not add interfering signals that can degrade the performance of electronic systems.

MtronPTI has more than 40 years of experience designing, manufacturing and marketing crystal based frequency control products.  Its customers rely on the skills of MtronPTI’s engineering and design team to help solve frequency control problems during all phases of their products’ life cycles, including product design, prototyping, manufacturing, and subsequent product improvements.

MtronPTI’s Objectives

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

MtronPTI intends to increase its investment in technical resources, including design and engineering personnel, to enable it to provide a higher level of design and engineering support to its customers and potential customers.  It believes that technical participation with its original equipment manufacturer (“OEM”) customers in the early stages of their design process will lead to MtronPTI’s frequency control devices being designed into their products more regularly.

MtronPTI has a long-standing relationship with offshore contract manufacturers who have added capacity on its behalf.  MtronPTI’s near term objective is to reduce the time it takes to manufacture its products, which will result in better service to its customers.

MtronPTI intends to design, manufacture and sell devices that offer higher frequencies or greater precision than its current products.  It also plans to expand its offering of integrated timing systems to offer complete timing subsystems to its customers.  It intends to achieve this through a combination of focused research and development and strategic acquisitions, if they are appropriate.

MtronPTI believes that it can significantly enhance its business opportunities by acquiring technology, product portfolios, new design capabilities, and/or access to a portfolio of targeted customers.  Some of these may offer immediate sales opportunities, while others may meet longer-term objectives.  It plans to pursue these opportunities by making strategic acquisitions or by acquiring or licensing technology.

Products

MtronPTI’s products are high quality, reliable, technically advanced frequency control devices, including packaged quartz crystals, oscillators incorporating those crystals and electronic filter products.  The October 2002 acquisition of “Champion” provided MtronPTI an entry to the timing modules market.  The September 2004 acquisition of PTI provided MtronPTI with its families of very high precision oven-controlled crystal oscillators and its electronic filter products.

MtronPTI designs and produces a wide range of packaged quartz crystals, quartz crystal based oscillators and electronic filter products.  The Packaged Crystal is a single crystal in a hermetically sealed package and is used by electronic equipment manufacturers, along with their own electronic circuitry, to build oscillators for frequency control in their electronic devices.  The Clock Oscillator is the simplest of its oscillators.  It is a self-contained package with a crystal and electronic circuitry that is used as a subsystem by electronic equipment manufacturers to provide frequency control for their devices.  The Voltage Controlled Crystal Oscillator (VCXO) is a variable frequency oscillator whose frequency can be changed by varying the control voltage to the oscillator.  The Temperature Compensated Crystal Oscillator (TCXO) is a stable oscillator designed for use over a range of temperatures.  Oven-Controlled Crystal Oscillators are designed to produce a much higher level of stability over a wide range of operating conditions with very low phase noise.  The Electronic Filters use either crystal technology or precise manufacturing of inductive/capacitive circuits to provide filters with carefully defined capabilities to filter out unwanted portions of a timing signal.  This variety of features in MtronPTI’s product family offers the designers at electronic equipment manufacturers a range of options as they create the needed performance in their products.

Currently, MtronPTI’s oscillator products operate at frequencies ranging from 2 kilohertz to over 2.5 gigahertz, which constitute most of the oscillator frequencies that are now in use in its target markets.  It offers crystal and inductive/capacitive filters with central frequencies from a Direct Current to 15 gigahertz.  However, many of its products, through amplification or other means, are ultimately incorporated into products that operate at higher frequencies.

MtronPTI’s products are employed in numerous applications within the communications industry, including computer and telephone network switches, high-speed gigabit Ethernet, modems, wireless transmitters/receivers, multiplexers, data recovery/regeneration devices, fiber channel networks, repeaters, data transceivers, line interface devices, communications satellites, and base station controllers.  Its products are incorporated into end products that serve all elements of the communications industry.

The crystals, oscillators and filters intended for non-communications applications are found in military applications for communications and armaments.  Avionics applications include ground and flight control systems.  Industrial applications are in security systems, metering systems, electronic test instruments and industrial control systems.  MtronPTI’s products are also used in medical instrumentation applications, as well as in various computer peripheral equipment such as storage devices, printers, modems, monitors, video cards and sound cards.

MtronPTI’s timing module, an electronic subsystem, is a pre-assembled circuit that integrates several different functions into a small, single, self-contained module for control of timing in a circuit.  Today, timing modules are frequently used for the synchronization of timing signals in digital circuits, particularly in wireless and optical carrier network systems.

Manufacturing and Operations

MtronPTI’s operations are located in Orlando, Florida, Yankton, South Dakota, and Noida, India.  In addition, MtronPTI has a sales office in Hong Kong.  MtronPTI owns one building, approximately 71,000 square feet, on approximately seven acres of land in Orlando, which was acquired when it purchased PTI.  MtronPTI owns a facility of approximately 28,000 square feet on approximately 11 acres of land and leases an approximately 16,000 square foot facility in Yankton.    The Company leases approximately 13,000 square feet of office and manufacturing space in Noida and approximately 1,500 square feet of office space in Hong Kong.

Mtron has established long-term relationships with several contract manufacturers in Asia.  Approximately 15.7% of MtronPTI’s revenues in 2007 was attributable to one such contract manufacturer located in both Korea and China.  MtronPTI maintains a rigorous quality control system and is an ISO 9001/2000 qualified manufacturer.  MtronPTI’s Hong Kong subsidiary (M-tron Industries, Limited) does not manufacture, but acts as a buying agent, regional warehouse, quality control and sales representative for its parent company.

Research and Development

At December 31, 2007, MtronPTI employed 33 engineers and technicians, primarily in South Dakota and Florida, who devote most of their time to research and development.  Research and development expense was approximately $2,757,000 and $2,501,000 in 2007 and 2006, respectively.

Customers

MtronPTI markets and sells its frequency control devices primarily to:

•      OEMs of communications, networking, military, avionics, instrumentation and medical equipment;

•      contract manufacturers for OEMs; and;

•      distributors who sell to OEMs and contract manufacturers.

In 2007, MtronPTI’s largest customer, an electronics manufacturing company, accounted for approximately 12.2% of MtronPTI’s total revenues, compared to 10.6% for MtronPTI’s largest customer in 2006.  Revenues from MtronPTI’s 10 largest customers accounted for approximately 64.7% of revenues in 2007, compared to approximately 58.6% of revenues for 2006.

In 2007, the Company’s two largest customers accounted for 24.3% of total consolidated revenues, from continuing operations.  In 2006, the two largest customers accounted for 19.0% of total consolidated revenues, from continuing operations.

Seasonality

MtronPTI’s business is not seasonal.

Domestic Revenues

MtronPTI’s domestic revenues from continuing operations were $17,187,000 in 2007 or 43% of total revenues, compared with $20,501,000, or 49% in 2006.

International Revenues

MtronPTI’s international revenues from continuing operations were $22,349,000 in 2007, 57% of total sales, compared to $21,048,000, 51% of total sales for 2006.  In 2007, these revenues were mainly derived from customers in China and Malaysia, and in addition, significant sales in Canada, Thailand and Mexico.  In 2006, these revenues were derived mainly from customers in China and Canada, in addition to significant sales in Thailand and Malaysia.  MtronPTI avoids significant currency exchange risk by transacting and settling substantially all international sales in United States dollars.

Risks Attendant to Foreign Operations

See Part I, Item 1.A, “Risk Factors,” “Our significant international operations and sales to customers outside of the United States subject us to certain business, economic and political risks,” for a discussion of the risks attendant to our foreign operations.

Backlog

MtronPTI had backlog orders of $10,865,000 at December 31, 2007, compared to $8,065,000 at December 31, 2006.  MtronPTI’s backlog may not be indicative of future revenues, because of its customers’ ability to cancel orders.  MtronPTI expects to fill all of its 2007 backlog in 2008.

Raw Materials

Most raw materials used in the production of MtronPTI products are available in adequate supply from a number of sources.  The prices of these raw materials are relatively stable.  However, some raw materials, including printed circuit boards, quartz, and certain metals including steel, aluminum, silver, gold, tantalum and palladium, are subject to greater supply fluctuations and price volatility.

Competition

Frequency control devices are sold in a highly competitive industry.  There are numerous domestic and international manufacturers who are capable of providing custom designed quartz crystals, oscillators and electronic filters comparable in quality and performance to MtronPTI’s products.  Competitors include Vectron International (a division of Dover Corporation), CTS Corporation, K&L (a division of Dover Corporation) and Saronix (a division of Pericom Semiconductor Corporation).  MtronPTI does not operate in the same markets as high volume manufacturers of standard products; rather it focuses on manufacturing lower volumes of more precise, custom designed frequency control devices.  Many of MtronPTI’s competitors and potential competitors have substantially greater financial, engineering, manufacturing and marketing resources than it does.  MtronPTI seeks to manufacture custom designed, high performance crystals and oscillators, which it believes it can sell competitively based upon performance, quality, order response time and a high level of engineering support.

Intellectual Property

MtronPTI has no patents, trademarks or licenses that are considered to be important to MtronPTI’s business or operations.  Rather, MtronPTI believes that its technological position depends primarily on the technical competence and creative ability of its engineering and technical staff in areas of product design and manufacturing processes, as well as proprietary know-how and information.

Employees

As of December 31, 2007, the Company employed 303 people: 2 within Corporate headquarters and 301 within MtronPTI, including 113 in South Dakota, 169 in Florida, 11 in Hong Kong, and 8 in India.  None of its employees is represented by a labor union and the Company considers its employee relations to be good.

Environmental

The Company’s continuing manufacturing operations, products, and/or product packaging are subject to environmental laws and regulations governing air emissions, wastewater discharges, and the handling, disposal and remediation of hazardous substances, wastes and other chemicals.  In addition, more stringent environmental regulations may be enacted in the future, and we cannot presently determine the modifications, if any, in the Company’s operations that any future regulations might require, or the cost of compliance that would be associated with these regulations.

The capital expenditures, earnings and competitive position of the Company have not been materially affected to date by compliance with current federal, state, and local laws and regulations relating to the protection of the environment.  However, the Company cannot predict the effect of future laws and regulations.

Long-Lived Assets

Long-lived assets, including intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount thereof may not be recoverable.  Management assesses the recoverability of the cost of the assets based on a review of projected undiscounted cash flows.  In the event an impairment loss is identified, it is recognized based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset.  Fair value is determined using pertinent market information, including appraisals, and/or projected discounted cash flows.

Sale of Assets of Lynch Systems

On June 19, 2007, in accordance with the Purchase Agreement dated May 17, 2007, as amended (the “Purchase Agreement”), by and between Lynch Systems and Olivotto Glass Technologies S.p.A. (“Olivotto”), Lynch Systems completed the sale of certain of its assets to Lynch Technologies, LLC (the “Buyer”), the assignee of Olivotto’s rights and obligations under the Purchase Agreement (the “Asset Sale”).

The assets sold under the Purchase Agreement included certain accounts receivable, inventory, machinery and equipment. The Buyer also assumed certain liabilities of Lynch Systems, including accounts payable, customer deposits and accrued warranties. After deduction of the amount of the liabilities assumed, $601,074, from the value of the assets sold, $1,455,000, and taking into account the Buyer’s partial funding of a severance payment to employees, $118,000, Lynch Systems received a net cash payment in the amount of $972,000.  The Asset Sale resulted in a loss of approximately $982,000.

Discontinued Operations

Revenue generated by the operations of Lynch Systems, now classified as Discontinued Operations, was $2,534,000 for 2007 and $7,751,000 for 2006, and the loss from discontinued operations was ($1,999,000) for 2007 and ($1,990,000) for 2006.

Assets Being Marketed for Sale

The assets retained by Lynch Systems include the land, buildings and some equipment formerly used in its operations.  The Company intends to sell the land, buildings and equipment, which are classified as held and used in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” ("SFAS No. 144").

Item 1A.  Risk Factors.

You should carefully consider the risks described below before making a decision to invest in our common stock.  If any of these risks actually occurs, our business financial condition, results of operations, or prospects could be materially adversely affected.  This could cause the trading price of our common stock to decline and a loss of all or part of your investment.  The risks described below are not the only ones facing us.  Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations and our liquidity.

Risks Related to Our Business and Industry

We had operating losses in 2007 and are uncertain as to our ability to return to profitability.

We had an operating loss from continuing operations of ($1,713,000) in 2007 compared with an operating profit of $1,354,000 in 2006.  We are uncertain when or if we will generate sufficient revenues to return to operating profitability.

If we are unable to secure necessary financing, we may not be able to fund our operations or strategic growth.

In order to achieve our strategic business objectives, we may be required to seek additional financing.  We may be unable to renew our existing credit facilities or obtain new financing on acceptable terms, or at all.  Under certain of our existing credit facilities, we are required to obtain the lenders’ consent for most additional debt financing and to comply with other covenants, including specific financial ratios.  For example, we may require further capital to continue to develop our technology and infrastructure and for working capital purposes.  In addition, future acquisitions would likely require additional equity and/or debt financing.  Our failure to secure additional financing could have a material adverse effect on our continued development or growth.

As a holding company, we depend on the operations of our subsidiaries to meet our obligations.

We are a holding company that transacts our business through our operating subsidiaries.  Our primary assets are the shares of our operating subsidiaries.  Our ability to meet our operating requirements and to make other payments depends on the surplus and earnings of our subsidiaries and their ability to pay dividends or to advance or repay funds.  Payments of dividends and advances and repayments of inter-company debt by our subsidiaries are restricted by our credit agreements.

We are dependent on a single line of business.

We are currently dedicated to manufacturing and marketing custom designed highly engineered electronic components that are used primarily to control the frequency or timing of signals in electronic circuits, and we do not offer any other products.  Given our reliance on this single line of business, unfavorable market conditions affecting that line of business would likely have a disproportionate impact on us in comparison with certain competitors, who have more diversified operations and multiple lines of business.  Should this line of business fail to generate sufficient sales to support ongoing operations, there can be no assurance that we will be able to develop alternate business lines.

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

Any transactions that we are able to identify and complete may involve a number of risks, including:

•      the diversion of our management’s attention from our existing business to integrate the operations and personnel of the acquired or combined business or joint venture;

•      possible adverse effects on our operating results during the integration process;

•      substantial acquisition related expenses, which would reduce our net income in future years;

•      the loss of key employees and customers as a result of changes in management; and

•      our possible inability to achieve the intended objectives of the transaction.

In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or employees.  We may not be able to maintain uniform standards, controls, policies and procedures, and this may lead to operational inefficiencies.

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

Our business is cyclical.  A decline in demand in the electronic component industry may result in order cancellations and deferrals and lower average selling prices for our products.

Our subsidiaries sell to industries that are subject to cyclical economic changes.  The electronic component industry in general, and specifically the Company, could experience a decline in product demand on a global basis, resulting in order cancellations and deferrals and lower average selling prices.  A slowing of growth in the demand for components used by telecommunications infrastructure manufacturers could lead to a decline.  If a slowdown occurs, it may continue and may become more pronounced.

Our market is highly competitive, and we may lose business to larger and better-financed competitors.

Our market is highly competitive worldwide, with low transportation costs and few import barriers.  We compete principally on the basis of product quality and reliability, availability, customer service, technological innovation, timely delivery and price.  Within the industry in which we compete, competition has become increasingly concentrated and global in recent years.  Our major competitors, some of which are larger than us, and potential competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing and customer support capabilities than we have.

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

We found material weaknesses in our internal control over financial reporting and concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of December 31, 2007.

As disclosed in Part II, Item 9A(T), “Controls and Procedures,” of this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of December 31, 2007.  Our failure to successfully implement our plans to remediate the material weaknesses discovered could cause us to fail to meet our reporting obligations, to produce timely and reliable financial information, and to effectively prevent fraud.  Additionally, such failures could cause investors to lose confidence in our reported financial information, which could have a negative impact on our financial condition and stock price.

Compliance with changing corporate governance and public disclosure regulations may result in additional expenses.

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission regulations and American Stock Exchange rules, requires a substantial amount of management attention and financial and other resources.  We intend to continue to invest all reasonably necessary resources to comply with evolving standards, which may result in increased general and administrative expenses and divert management from revenue-generating activities.

MtronPTI’s backlog may not be indicative of future revenues.

MtronPTI’s backlog comprises orders that are subject to specific production release orders under written contracts, oral and written orders from customers with which MtronPTI has had long-standing relationships and written purchase orders from sales representatives.  MtronPTI’s customers may order components from multiple sources to ensure timely delivery when backlog is particularly long and may cancel or defer orders without significant penalty.  They often cancel orders when business is weak and inventories are excessive, a phenomenon that MtronPTI experienced in the most recent economic slowdown.  As a result, MtronPTI’s backlog as of any particular date may not be representative of actual revenues for any succeeding period.

MtronPTI relies upon one contract manufacturer for a significant portion of its finished products, and a disruption in its relationship could have a negative impact on MtronPTI’s revenues.

In 2007, approximately 15.7% of MtronPTI’s revenue was attributable to finished products that were manufactured by an independent contract manufacturer located in both Korea and China (15.9% in 2006).  We expect this manufacturer to account for a smaller but substantial portion of MtronPTI’s revenues in 2008 and a material portion of MtronPTI’s revenues for the next several years.  MtronPTI does not have a written, long-term supply contract with this manufacturer.  If this manufacturer becomes unable to provide products in the quantities needed, or at acceptable prices, MtronPTI would have to identify and qualify acceptable replacement manufacturers or manufacture the products internally.  Due to specific product knowledge and process capability, MtronPTI could encounter difficulties in locating, qualifying and entering into arrangements with replacement manufacturers.  As a result, a reduction in the production capability or financial viability of this manufacturer, or a termination of, or significant interruption in, MtronPTI’s relationship with this manufacturer, may adversely affect MtronPTI’s results of operations and our financial condition.

MtronPTI purchases certain key components from single or limited sources and could lose sales if these sources fail to fulfill our needs.

If single source components were to become unavailable on satisfactory terms, and we could not obtain comparable replacement components from other sources in a timely manner, our business, results of operations and financial condition could be harmed.  On occasion, one or more of the components used in our products have become unavailable, resulting in unanticipated redesign and related delays in shipments.  We cannot assure you that similar delays will not occur in the future.  Our suppliers may be impacted by compliance with environmental regulations including Restriction of Hazardous Substances (“RoHS”) and Waste Electrical and Electronic Equipment (“WEEE”), which could affect our continued supply of components or cause additional costs for us to implement new components into our manufacturing process.

MtronPTI’s products are complex and may contain errors or design flaws, which could be costly to correct.

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

Continued market acceptance of MtronPTI’s packaged quartz crystals, oscillator modules and electronic filters is critical to our success, because frequency control devices account for nearly all of MtronPTI’s revenues.

As was the case in 2006, virtually all of MtronPTI’s 2007 revenues from continuing operations came from sales of frequency control devices, which consist of packaged quartz crystals, oscillator modules and electronic filters.  We expect that this product line will continue to account for substantially all of MtronPTI’s revenues for the foreseeable future.  Any decline in demand for this product line or failure to achieve continued market acceptance of existing and new versions of this product line may harm MtronPTI’s business and our financial condition.

MtronPTI’s future rate of growth is highly dependent on the development and growth of the market for communications and network equipment.

In 2007, the majority of MtronPTI’s revenues were derived from sales to manufacturers of communications and network infrastructure equipment, including indirect sales through distributors and contract manufacturers.  In 2008, MtronPTI expects a smaller but significant portion of its revenues to be derived from sales to these manufacturers.  MtronPTI intends to increase its sales to communications and network infrastructure equipment manufacturers in the future.  Communications and network service providers have experienced periods of capacity shortage and periods of excess capacity.  In periods of excess capacity, communications systems and network operators cut purchases of capital equipment, including equipment that incorporates MtronPTI’s products.  A slowdown in the manufacture and purchase of communications and network infrastructure equipment could substantially reduce MtronPTI’s net sales and operating results and adversely affect our financial condition.  Moreover, if the market for communications or network infrastructure equipment fails to grow as expected, MtronPTI may be unable to sustain its growth.

Communications and network infrastructure equipment manufacturers increasingly rely upon contract manufacturers, thereby diminishing MtronPTI’s ability to sell its products directly to those equipment manufacturers.

There is a growing trend among communications and network infrastructure equipment manufacturers to outsource the manufacturing of their equipment or components.  As a result, MtronPTI’s ability to persuade these OEMs to specify our products has been reduced and, in the absence of a manufacturer’s specification of MtronPTI’s products, the prices that MtronPTI can charge for them may be subject to greater competition.

MtronPTI’s customers are significantly larger than it and may exert leverage that will not be in the best interest of MtronPTI.

The majority of MtronPTI’s sales are to companies that are many times its size.  This size differential may disadvantage MtronPTI in negotiating contractual terms.  These terms include price, payment terms, product warranties and product consignment obligations.

Future changes in MtronPTI’s environmental liability and compliance obligations may increase costs and decrease profitability.

MtronPTI’s manufacturing operations, products, and/or product packaging are subject to environmental laws and regulations governing air emissions, wastewater discharges, and the handling, disposal and remediation of hazardous substances, wastes and other chemicals.  In addition, more stringent environmental regulations may be enacted in the future, and we cannot presently determine the modifications, if any, in MtronPTI’s operations that any future regulations might require, or the cost of compliance that would be associated with these regulations.

Our significant international operations and sales to customers outside of the United States subject us to certain business, economic and political risks.

We have significant office and manufacturing space in Noida, India.  Additionally, our 2007 export sales (primarily to China, and Malaysia) accounted for 56.5% of 2007 consolidated revenues from continuing operations, compared to 50.7% in 2006, and we anticipate that sales to customers located outside of the United States will continue to be a significant part of our revenues for the foreseeable future.  Our international operations and sales to customers outside of the United States subject our operating results and financial condition to certain business, economic, political, health, regulatory and other risks, including:

•      political and economic instability in countries in which our products are manufactured and sold;

•      expropriation or the imposition of government controls;

•      sanctions or restrictions on trade imposed by the United States government;

•      export license requirements;

•      trade restrictions;

•      currency controls or fluctuations in exchange rates;

•      high levels of inflation or deflation;

•      greater difficulty in collecting our accounts receivable and longer payment cycles;

•      changes in labor conditions and difficulties in staffing and managing our international operations; and

•      limitations on insurance coverage against geopolitical risks, natural disasters and business operations.

Additionally, to date, very few of our international revenue and cost obligations have been denominated in foreign currencies.  As a result, changes in the value of the United States dollar relative to foreign currencies may affect our competitiveness in foreign markets.  We do not currently engage in foreign currency hedging activities, but may do so in the future to the extent that such obligations become more significant.

Future changes in MtronPTI’s product warranty obligations being driven by customer demands within the market may increase our costs and decrease profitability.

There is a growing trend within the market place among some of MtronPTI’s larger customers that MtronPTI provide increasing levels of warranty guarantees in addition to those previously provided.  Some of these guarantees would require MtronPTI to pay substantial financial penalties if the customer executes the warranty provision.  These additional warranties may result in additional production costs to MtronPTI and place it at a disadvantage in comparison to its competitors if not agreed to while negotiating contractual terms and may result in terms that are not in the best interest of MtronPTI.

Risks Related to Our Common Stock

There is a limited market for our common stock.  Our share price is likely to be highly volatile and could drop unexpectedly.

There is a limited public market for our common stock, and we cannot assure you that an active trading market will develop.  As a result of low trading volume in our common stock, the purchase or sale of a relatively small number of shares could result in significant share price fluctuations.  Our share price may fluctuate significantly in response to a number of factors, including the following, several of which are beyond our control:

•      changes in financial estimates or investment recommendations by securities analysts relating to our common stock;

•      loss of a major customer;

•      announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and

•      changes in key personnel.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities.  We could be the target of similar litigation in the future.  Securities litigation, regardless of merit or ultimate outcome, would likely cause us to incur substantial costs, divert management’s attention and resources, harm our reputation in the industry and the securities markets and reduce our profitability.

Securities analysts may not initiate coverage of our common stock or may issue negative reports, and this may have a negative impact on the market price of our common stock.

We cannot assure you that security analysts will initiate coverage and publish research reports on us.  It is difficult for companies with smaller market capitalization, such as us, to attract independent financial analysts who will cover our common stock.  If securities analysts do not, this lack of research coverage may adversely affect the market price of our common stock.

Our officers, directors and principal stockholders have significant voting power and may vote their shares in a manner that is not in the best interest of other stockholders.

Our officers, directors and principal stockholders control approximately 53% of the voting power represented by our outstanding shares of common stock as of May 5, 2008.  If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

We do not anticipate paying cash dividends on our common stock in the foreseeable future.

We anticipate that all of our earnings will be retained for the development of our business.  The Board of Directors has adopted a policy of not paying cash dividends on our common stock.  The Company also has restrictions under our debt agreements, which limit our ability to pay dividends.  We do not anticipate paying cash dividends on our common stock in the foreseeable future.

Provisions of our charter documents and Delaware corporate law may prevent or delay a change of control and limit the market price of our common stock.

Provisions of our certificate of incorporation and by-laws, as well as provisions of the General Corporation Law of the State of Delaware (“DGCL”), may discourage, delay or prevent a merger, acquisition or other change in control of the Company, even if such a change in control would be beneficial to our stockholders.  These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management.  These provisions include those:

•      prohibiting our stockholders from fixing the number of our directors; and

•      requiring advance notice for stockholders proposals and nominations.

We are subject to certain provisions of the DGCL that limit business combination transactions with an “interested stockholder,” as defined by the DGCL, during the first three years of their ownership, absent approval of our board of directors.  These provisions and other similar provisions make it more difficult for stockholders or potential acquirers to acquire us without negotiation and could limit the price that investors are willing to pay in the future for our common stock.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

LGL Group’s principal executive offices are located in Orlando, Florida within MtronPTI’s operating facility.

MtronPTI’s operations are located in Orlando, Florida, Yankton, South Dakota, and Noida, India.  MtronPTI also has a sales office in Hong Kong.  MtronPTI owns one building in Orlando containing approximately 71,000 square feet, on approximately seven acres of land.  MtronPTI has two separate facilities in Yankton, which contain approximately 44,000 square feet in the aggregate.  One of these is owned, the other leased.  The Yankton manufacturing facility that is owned by MtronPTI contains approximately 28,000 square feet, is situated on approximately 11 acres of land and is subject to security deeds relating to loans.  The Yankton leased facility contains approximately 16,000 square feet.  The lease expires annually on September 30 and is renewable.    The Company leases approximately 13,000 square feet of office and manufacturing space in Noida and approximately 1,500 square feet of office space in Hong Kong.  It is the Company’s opinion that the facilities referred to above are in good operating condition and suitable and adequate for present uses.

The Company also owns six buildings located in Bainbridge, Georgia that were formerly used in connection with the operations of Lynch Systems.  The Company is actively marketing these buildings for sale.

Item 3.  Legal Proceedings.

In the normal course of business, the Company and its subsidiaries may become defendants in certain product liability, worker claims and other litigation.  The Company and its subsidiaries have no litigation pending at this time.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Our common stock is traded on the American Stock Exchange under the symbol “LGL.” At May 5, 2008, the Company had 692 holders of record of our common stock.  The market price highs and lows in consolidated trading of the Common Stock during the fiscal years ended December 31, 2007 and 2006 are as follows:

	Quarter Ended
2007	March 31,	June 30,	September 30,	December 31,
High	$10.32	$15.20	$13.00	$10.90
Low	7.00	9.40	10.20	6.16

2006	March 31,	June 30,	September 30,	December 31,
High	$10.30	$9.10	$8.25	$8.73
Low	6.79	7.21	7.06	7.00

Dividend Policy

The Board of Directors has adopted a policy of not paying cash dividends, a policy which is reviewed annually.  This policy takes into account the long-term growth objectives of the Company, especially its acquisition program, stockholders’ desire for capital appreciation of their holdings and the current tax law disincentives for corporate dividend distributions.  Accordingly, no cash dividends have been paid since January 30, 1989, and none are expected to be paid in 2008.  Substantially all of the subsidiaries’ assets are restricted under the Company’s current credit agreements, which limit the subsidiaries’ ability to pay dividends.

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders

2001 Equity Incentive Plan	200,000	$17.07	371,982

Equity compensation plans not approved by security holders	--	--	--

Total	200,000	$17.07	371,982

Sale of Unregistered Securities

None.

Item 6.  Selected Financial Data.

THE LGL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED SELECTED FINANCIAL DATA
(in thousands, except per share amounts)

The following selected financial data is qualified by reference to, and should be read in conjunction with, the consolidated financial statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report.

	Year ended December 31, (a) (b)
	2007	2006 (Restated)(c)	2005 (Restated)(c)	2004 (Restated)(c)	2003
Revenues from continuing operations	$39,536	$41,549	$35,051	$23,413	$15,183
Operating profit (loss) from continuing operations (d)	(1,713)	1,354	508	(1,543)	(1,654)
Gain on release of customer related contingency	--	--	--	--	728
Income (loss) from continuing operations before income taxes and minority interests	(420)	2,720	537	(1,783)	(1,348)
Gain (loss) on sale of assets from discontinued operations and subsidiary stock	(982)	--	--	--	35

Income (loss) from discontinued operations	(1,017)	(1,990)	551	(1,422)	1,496
Benefit (provision) for income taxes	(135)	226	209	(100)	(73)
Net income (loss)	$(2,554)	$956	$1,297	$(3,305)	$110

Per Common Share:(e)
Basic and diluted income (loss) per common share from continuing operations	$(0.26)	$1.37	$0.45	$(1.24)	$0.93
Basic and diluted income (loss) per common share from discontinued operations	(0.93)	(0.92)	0.33	(0.93)	0.07
Basic and diluted net income (loss) per common share	(1.19)	0.44	0.79	(2.17)	1.00

	December 31, (a) (b)
	2007	2006 (Restated)(c)	2005 (Restated)(c)	2004 (Restated)(c)	2003
Cash, securities and short-term investments	$5,281	$7,039	$8,250	$6,189	$6,292

Restricted cash (f)	--	96	650	1,125	1,125

Total assets	22,876	30,985	32,683	33,891	23,019

Long-term debt, exclusive of current portion	4,035	3,100	5,031	2,784	406

Shareholders' equity (g)	12,369	16,735	14,707	10,001	11,033

Notes:

(a)	The data presented includes results of the business acquired from PTI, from September 30, 2004, the effective date of its acquisition.

(b)
The data presented for continuing operations excludes the results of operations of Lynch Systems, Inc. as its operating assets were sold during 2007.  The operational results from Lynch Systems, Inc. are classified as discontinued operations.

(c)
The data presented includes the effects of a restatement as discussed in Note 2 to the Consolidated Financial Statements. The effect was an increase to net income of $91,000, $87,000 and $21,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

(d)
Operating profit (loss) is revenues less operating expenses, which excludes investment income, interest expense, gain on sale of land, other income, minority interests and taxes.  Included are asset impairment and restructuring charges and the gain on deconsolidation.

(e)	Based on weighted average number of shares of common stock outstanding.

(f)	See discussion of Restricted Cash in Note 1 to the Consolidated Financial Statements.

(g)	No cash dividends have been declared over the period.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with the Selected Financial Data and our Consolidated Financial Statements and the related notes included elsewhere in this Annual Report.  The historical discussions and analysis herein relate to the continuing operations of the Company as of December 31, 2007 and do not include discussions of operations that have been discontinued.

Results of Operations

2007 Compared to 2006

Consolidated Revenues and Gross Margin from Continuing Operations

In the year ended December 31, 2007, consolidated revenues from continuing operations decreased by $2,013,000, or 4.8%, to $39,536,000, from $41,549,000 in 2006, due to business declines at three of the Company’s largest customers in the telecom and military/avionics markets.  The decreases were due to a combination of reduced business levels and selling price reductions required to meet competitive pressures.  The Company also discontinued sales to its second largest distributor due to the distributor’s bankruptcy.  The Company has continuing discussions with the successor company of the distributor, but has yet to reach a suitable agreement to resume business with the successor company.

In the year ended December 31, 2007, consolidated gross margin from continuing operations as a percentage of revenues decreased to 25.7% from 29.5% for 2006. The reduction in gross margin reflects selling price reductions, increases in material costs and continuing yield losses and rework costs at MtronPTI's Orlando facility.  These problems were compounded by lower revenue, so the operations overhead also increased as a percentage of revenue.

Operating Profit (Loss)

The operating profit (loss) from continuing operations of ($1,713,000) for 2007 is a reduction of $3,067,000 from $1,354,000 operating profit in 2006. This decline was caused by a $2,079,000 reduction in gross margin primarily by lower sales volume and higher material and yield loss costs in Orlando. Selling and administrative expenses from continuing operations in 2007 increased by $83,000 from $10,898,000 in 2006 to $10,981,000 in 2007. This increase was due primarily to an increase in product development expenses and an increase in corporate costs. The product development expense was driven by an increase in engineering personnel and a decrease in billing for a government sponsored program. The corporate expense increase was the result of increased stock compensation costs. In addition, the decline is due to an impairment charge of $905,000 recognized in connection with Lynch Systems’ assets.

During the Company’s 2007 annual review of financial results and application of financial controls, management identified that an impairment of certain assets of one of its subsidiaries, Lynch Systems, existed as of June 2007 primarily triggered by the Company’s sale of Lynch Systems.  The Company determined that there were impairment indicators in place as of June 2007 based upon criteria defined within SFAS No. 144 and that the carrying value of the identified asset group exceeded its estimated fair value as of June 30, 2007.  Accordingly, an impairment loss of $905,000, which represented the difference in carrying value of the Lynch Systems’ land and building and building improvements and the asset groups’ estimated fair value, was recorded.

Other Income (Expense), Net

Investment income from continuing operations for the year ended December 31, 2007 was $1,526,000 compared to $1,752,000 for 2006.  The decrease of $226,000 was due to fewer marketable securities sold resulting in reduced gains on sale of marketable securities in 2007.

Interest expense from continuing operations declined by $159,000 to $306,000 for the year ended December 31, 2007, compared with $465,000 for 2006, primarily due to a reduction in the level of debt outstanding during the year.

Gain on the sale of land for the year ended December 31, 2007 was $88,000 primarily due to a gain on the sale of land adjacent to our Orlando location that was not in use by the Company.

Income Taxes

The Company files consolidated federal income tax returns, which includes all subsidiaries.

The income tax expense for the year ended December 31, 2007 included provisions for foreign taxes totaling $135,000.  The income tax benefit for the year ended December 31, 2006 included a reduction to an income tax reserve of $492,000 offset by provisions for foreign taxes of $266,000.

Net Income (Loss)

Net (loss) for the year ended December 31, 2007 was ($2,554,000) compared with net income for the year ended December 31, 2006 of $956,000.  Basic and diluted income (loss) per share for the year ended December 31, 2007 was ($1.19) compared with $0.44 for year ended December 31, 2006.  Basic and diluted income (loss) per share from continuing operations for the year ended December 31, 2007 was ($0.26) compared with $1.37 for year ended December 31, 2006.  Basic and diluted loss per share from discontinued operations for the year ended December 31, 2007 was ($0.93) compared with ($0.92) for year ended December 31, 2006.

Backlog/New Orders

Total backlog of manufactured products at December 31, 2007 was $10,865,000, a $2,800,000 increase from the $8,065,000 backlog at December 31, 2006.  Backlog orders do not necessarily represent future guaranteed orders from customers. Customers may cancel or change their orders with little or no penalties.

Sale of Select Assets and Liabilities of Subsidiary and Discontinued Operations

In June 2007, the Company finalized its sale of certain assets and liabilities of Lynch Systems to a third party.  The assets sold included certain accounts receivable, inventory, machinery and equipment. The Buyer also assumed certain liabilities of Lynch Systems, including accounts payable, customer deposits and accrued warranties.  The result of the sale transaction was a loss of $982,000. Lynch Systems retained certain assets including the land, buildings and some equipment used in its operations and certain accounts receivable balances. The Company intends to sell the land, buildings and remaining equipment, which are classified as held and used in accordance with SFAS No. 144.

Revenue generated by the operations of Lynch Systems, now classified as Discontinued Operations, was $2,534,000 for 2007 and $7,751,000 for 2006, and the loss was ($1,999,000) for 2007 and ($1,990,000) for 2006.

Assets Being Marketed for Sale

During 2007, the Company decided to sell selected assets of its subsidiary, Lynch Systems.  These assets are included within the respective balances in property, plant and equipment in the consolidated balance sheet and they are considered held and used in accordance with SFAS No. 144.

Inflation Risk

In the two most recent years, the Company has had some exposures to the impact of inflationary risk.  The Company generally has been able to include some cost increases in its pricing but revenues and margins have been adversely impacted.

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

Liquidity And Capital Resources

The Company’s cash, cash equivalents and investments in marketable securities at December 31, 2007 totaled $5,281,000, a decrease of $1,854,000 over the prior year.  At December 31, 2006, the Company had $7,135,000 in cash (including $96,000 of restricted cash), cash equivalents, and investments.  The unrestricted cash and cash equivalents component increased by $804,000, from $4,429,000 at December 31, 2006 to $5,233,000 at December 31, 2007.

Cash used in operating activities from continuing operations was $993,000 in 2007, compared to $2,574,000 of cash used in operating activities in 2006.  The year to year change in operating cash flow from continuing operations of $1,581,000 was primarily due to a decrease in inventory of $924,000 in 2007 compared to an increase in inventory of $1,560,000 in 2006 as well as 2006 having payments made related to commitments and contingencies for settled legal actions of $859,000.

Investing activities from continuing operations provided $2,085,000 in cash during 2007 to the Company primarily comprised of $2,292,000 of proceeds from the sales of marketable securities.

Cash of $994,000 was used in financing activities from continuing operations during 2007 mainly as a result of $1,116,000 of long-term debt repayments and $321,000 of note repayments, offset by $443,000 in new borrowings.

At December 31, 2007, the Company’s consolidated working capital was $10,758,000 compared to $12,615,000 at December 31, 2006.  At December 31, 2007, the Company had consolidated current assets from continuing operations of $17,225,000 and consolidated current liabilities from continuing operations of $6,241,000.  The ratio of consolidated current assets to consolidated current liabilities was 2.66 to 1.0.  At December 31, 2006, the Company had consolidated current assets from continuing operations of $19,977,000 and consolidated current liabilities from continuing operations of $8,839,000, and a current ratio of 1.67 to 1.00.  The decrease in consolidated working capital is primarily due to the sales of Lynch Systems and the Company’s marketable securities, offset by payments made on long-term debt.

MtronPTI maintains its own short-term line credit facility.  In general, the credit facility is collateralized by property, plant and equipment, inventory, receivables and common stock of certain subsidiaries and contain certain covenants restricting distributions to the Company as well as various financial covenant restrictions.

At December 31, 2007, Mtron’s short-term credit facility with First National Bank of Omaha (“FNBO”) is $5,500,000, under which there is a revolving credit loan for $1,035,000.  The Revolving Loan bears interest at 30-day LIBOR plus 2.1% (6.92% at December 31, 2007).   On June 30, 2007, Mtron amended its credit agreement with FNBO which adjusted the interest rate and has a due date for its revolving loan principal amount of June 30, 2008 with interest only payments due monthly.

The Company had $4,465,000 of unused borrowing capacity under its revolving line of credit at December 31, 2007, compared to $6,744,000 at December 31, 2006. The Company believes that existing cash and cash equivalents, cash generated from operations and available borrowings under its subsidiaries’ lines of credit, including the proposed renewals, will be sufficient to meet its ongoing working capital and capital expenditure requirements for the next year.  The decrease in the available borrowing capacity is due to the line of credit previously associated with Lynch Systems no longer being available due to the sale of Lynch Systems.

On October 14, 2004, MtronPTI, entered into a Loan Agreement with FNBO.  The FNBO Loan Agreement provided for a loan in the amount of $2,000,000 (the “Term Loan”).  The FNBO Term Loan has been subsequently amended, with the most recent amendment date January 24, 2008.  Under the recent amendment, the Term Loan was for $1,409,848 and bears interest at 30-day LIBOR plus 2.1% and is repaid in monthly installments, with the then remaining principal balance plus accrued unpaid interest to be paid on January 24, 2013.  In January 2008, the Company entered into an interest rate swap agreement with FNBO fixing the interest rate at 5.60% through the life of the Term Loan amendment.

On September 30, 2005, MtronPTI entered into a Loan Agreement with RBC Centura Bank (“RBC”).  The RBC Term Loan Agreement provided for a loan in the amount of $3,040,000 (the “RBC Term Loan”).  The RBC Term Loan bears interest at LIBOR Base Rate plus 2.75% and is to be repaid in monthly installments based on a twenty year amortization, with the then remaining principal balance to be paid on the fifth anniversary of the RBC Term Loan.  The RBC Term Loan is secured by a mortgage on PTI’s premises.  In connection with this RBC Term Loan, MtronPTI entered into a five-year interest rate swap from which it will receive periodic payments at the LIBOR Base Rate and make periodic payments at a fixed rate of 7.51% with monthly settlement and rate reset dates.  The Company has designated this swap as a cash flow hedge in accordance with FASB 133 “Accounting for Derivative Instruments and Hedging Activities”.  The fair value of the interest rate swap at December 31, 2007 is ($80,000) and is included in ”other accrued expenses” on the consolidated balance sheet and  $14,000 at December 31, 2006 and is included in “other assets” on the consolidated balance sheet.  The value is reflected in other comprehensive income (loss), net of any tax effect.

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

At December 31, 2007, the Company had $419,000 in current maturities of long-term debt.

Debt outstanding at December 31, 2007 included $3,024,000 of fixed rate debt at year-end weighted average interest rate of 7.38% (after considering the effect of the interest rate swap) and variable rate debt of $2,465,000 at a year end average rate of 7.10%.

The Board of Directors has adopted a policy of not paying cash dividends, a policy which is reviewed annually.  This policy takes into account the long-term growth objectives of the Company, especially in its acquisition program, stockholders’ desire for capital appreciation of their holdings and the current tax law disincentives for corporate dividend distributions.  Accordingly, no cash dividends have been paid since January 30, 1989 and none are expected to be paid in 2008.

Off-Balance Sheet Arrangements

In December 2006, the Company entered into a cashless collar transaction to protect itself against the volatility associated with the Company’s investment in marketable securities, which are designated as available for sale and accordingly, are marked to market.  Under the terms of the collar, which began on December 27, 2006 and had a March 27, 2007 expiration, the Company hedged all of its marketable securities and received protection from market fluctuations within a defined market price range.  The fair value of this collar at December 31, 2006 was de-minimis.  On March 27, 2007, the Company allowed the call to expire and exercised the put, thereby selling the stock at the option’s strike price.

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements.  The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to the carrying value of inventories, realizability of outstanding accounts receivable, value of stock based compensation, and the provision for income taxes.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  In the past, actual results have not been materially different from the Company’s estimates.  However, results may differ from these estimates under different assumptions or conditions.

The Company has identified the following as critical accounting policies, based on the significant judgments and estimates used in determining the amounts reported in its consolidated financial statements:

Accounts Receivable

Accounts receivable on a consolidated basis consist principally of amounts due from both domestic and foreign customers.  Credit is extended based on an evaluation of the customer’s financial condition and collateral is not generally required.  Certain subsidiaries and business segments have credit sales to industries that are subject to cyclical economic changes.  The Company maintains an allowance for doubtful accounts at a level that management believes is sufficient to cover potential credit losses.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments.  We base our estimates on our historical collection experience, current trends, credit policy and relationship of our accounts receivable and revenues.  In determining these estimates, we examine historical write-offs of our receivables and review each customer’s account to identify any specific customer collection issues.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required.  Our failure to estimate accurately the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, and results of operations.

Inventory Valuation

Inventories are stated at the lower of cost or market value.  At MtronPTI, inventories are valued using the first-in-first-out (FIFO) method for 70.5% of the inventory, and 29.5% is valued using last-in-first-out (LIFO). The Company reduces the value of its inventory to market value when the value is believed to be less than the cost of the item.

Revenue Recognition

Revenues are recognized upon shipment when title passes.  Shipping costs are included in manufacturing cost of sales. The Company believes that recognizing revenue at time of shipment is appropriate because the Company’s sales policies meet the four criteria of SEC’s Staff Accounting Bulletin No. 104, which are: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred, (iii) the seller’s price to the buyer is fixed and determinable, and (iv) collectibility is reasonably assured.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No.  109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  A valuation allowance is recorded for deferred tax assets whose realization is not considered more likely than not.  As of December 31, 2007 a valuation allowance of $3,504,000 was recorded compared with a valuation allowance of $1,376,000 recorded at December 31, 2006.  The increase of $2,128,000 is due to the continuing losses recognized by the Company.

The carrying value of the Company’s net deferred tax asset at December 31, 2007 and 2006 is $111,000.  This is equal to the amount of the Company’s carry-forward alternative minimum tax (“AMT”) at such dates.

The calculation of tax assets and liabilities involves dealing with uncertainties in the application of complex tax regulations in several different tax jurisdictions.  The Company evaluates the exposure associated with the various filing positions and records estimated reserves for probable exposures.  Based on the Company’s evaluation of current tax positions, it believes that it has appropriately accrued for probable exposures.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. The Interpretation prescribes a recognition and measurement method for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes.  Based on a review of our tax positions, the Company was not required to record a liability for unrecognized tax benefits as a result of adopting FIN 48 on January 1, 2007.  Further, there has been no change during the year ended December 31, 2007.  Accordingly, we have not accrued any interest and penalties through December 31, 2007.

Stock Based Compensation

The Company adopted the provisions of Statement of Financial Accounting Standards No.  123R, “Share-Based Payments” (“SFAS No.  123-R”) beginning January 1, 2006, using the modified prospective transition method.  SFAS 123-R requires the Company to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize cost over the requisite service period.  Under the modified prospective transition method, financial statements for periods prior to the date of adoption are not adjusted for the change in accounting.  However, the compensation expense is recognized for (a) all share-based payment granted after the effective date under SFAS 123R, and (b) all awards granted under SFAS 123 to employees prior to the effective date that remain unvested on the effective date.  The Company recognizes compensation expense on fixed awards with pro rata vesting on a straight-line basis over the service period.

The Company estimates the fair value of stock-based compensation on the grant date using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.  There is no expected dividend rate.  Historical Company information was the primary basis for the expected volatility assumption.  Prior years grants were calculated using historical volatility as the Company believes that the historical volatility over the life of the option is more indicative of the options expected volatility in the future.  The risk-free interest rate is based on the U.S. Treasury zero-coupon rates with a remaining term equal to the expected term of the option. SFAS 123-R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Based on past history of actual performance, a zero forfeiture rate has been assumed.

Recent Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those years. However, on November 14, 2007, the FASB provided a one-year deferral of the implementation for other nonfinancial assets and liabilities. The standard is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to elect to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The provisions of this standard will be effective for the Company’s 2008 fiscal year. The standard is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in earnings, not goodwill; changes the recognition and timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations occurring in fiscal years beginning after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. We currently do not have significant minority interests in our consolidated subsidiaries.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This new standard enhances disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008. The Company is currently assessing the impact of the adoption of SFAS No. 161 on its consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8.  Financial Statements And Supplementary Data.

Our consolidated financial statements and the related notes to the financial statements called for by this item appear under Item 15 of this annual report on Form 10-K beginning on page 38.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures.

Evaluation of our Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)) as of December 31, 2007. Based on this evaluation, management has concluded that as of December 31, 2007, such disclosure controls and procedures were not effective.

The Company did not effectively communicate and implement the Company’s compliance program. Specifically, internal controls were not properly identified, communicated and implemented by the responsible personnel across the Company in a timely manner. As a result, the Company had operating deficiencies primarily due to undocumented evidence of the review and approval of key internal controls. Our risk oversight function lacked enterprise-wide direction and coordination with senior management in rolling out the Company’s compliance program.

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2007 based on the guidance for smaller companies in using the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Controls – Integrated Framework as it relates to the effectiveness of internal control over financial reporting.  Based on that assessment, management has concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2007 to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with United States generally accepted accounting principles. As a result of its assessment of our internal control over financial reporting, management identified the material weaknesses discussed below.

 Material weaknesses were found in the following areas:

•
Inadequate Entity-Level Controls - The Company did not effectively communicate and implement the Company’s compliance program. Specifically, key internal controls were not identified, communicated and implemented by the responsible personnel across the Company in a timely manner. As a result, the Company had operating deficiencies primarily due to undocumented evidence of the review and approval of key internal controls.

•	Enterprise-Wide Risk Oversight - Our risk oversight function lacked enterprise-wide direction and coordination with senior management in rolling out the Company’s compliance program.

•
Financial Statement Close and Reporting Process - We had inadequate procedures and personnel to reasonably ensure that accurate, reliable quarterly financial statements were prepared and reviewed on a timely basis.

•	Inventory Controls – The Company did not have documented evidence of the review and approval of key internal controls related to the following sub processes:

o	Inventory Valuation

o	Inventory Receiving

o	Inventory Obsolescence

•
Information Technology Company-Level Internal Controls - We did not maintain effective internal control over financial reporting related to information technology applications and infrastructure. Specifically, we identified material weaknesses relating to our information technology company-level controls concerning:

o	System and Program Change Management

o	Logical Access to Programs and Data

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Plans for Remediation of Material Weaknesses

Management is currently addressing each of the material weaknesses in internal controls, and is committed to remediating them as soon as possible. Management will devote significant time and resources to the remediation effort. Management’s remediation plans include the following:

•
Financial Management - We have hired a new Chief Financial Officer and a new Corporate Controller who have accounting, internal control and financial reporting expertise. In addition, management has hired external consultants to assist in the review of our internal control over financial reporting.

•
Review of Internal Controls - Management has engaged external consultants to assist in reviewing our internal controls with the intent of improving the design and operating effectiveness of controls and processes.

•	Development of Compliance Program - Management is in the process of hiring external consultants to assist in the development and implementation of a compliance program specific to our needs.

•
Improving Information Technology Company-Level Internal Controls – We are developing mitigating controls to offset material weaknesses in system and program change management, and system access to be implemented with our current ERP system.   We are also developing and implementing a new ERP strategy solution. We need to perform the following steps, which we expect to take approximately 12 months:

o	Current state analysis of our systems from an internal control and business needs perspective.

o	Select an ERP solution, incorporating required re-engineering processes and controls.

o	Data conversion and implementation testing.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors and Executive Officers and Corporate Governance.

The following table sets forth information regarding the members of our Board of Directors and our executive officers.

Our Board of Directors currently consists of ten members, all of whom are Independent Directors under the listing standards of the American Stock Exchange (the “AMEX”) and applicable SEC rules.  Pursuant to our Certificate of Incorporation, each of our Directors is elected annually by our stockholders to serve until the next annual meeting or until his or her successor is duly elected and qualifies.  Our By-Laws provide that our Board of Directors shall consist of no fewer than five and no more than 13 members.

Biographical summaries of the members of our Board of Directors and our executive officers as of May 5, 2008 are set forth below.  All such information regarding our Board of Directors has been furnished to the Company by the individual Directors.

Directors

Name	Age	Served as Director From	Offices and Positions Held With the Company, Business Experience and Principal Occupation For Last Five Years, and Directorships in Public Corporations and Investment Companies
Marc Gabelli	40	2003
Chairman of the Company (September 2004 to present); Managing Director (1996 to 2004) and President (2004 to present), GGCP, Inc., a private corporation that makes investments for its own account and is the parent company of GAMCO Investors, Inc., a NYSE listed provider of financial advisory services; President of Gemini Capital Management LLC; President of the general partner of Venator Merchant Fund, LP.

Timothy Foufas	39	2007
Vice Chairman of the Company (August 2007 to Present); Managing Partner, Plato Foufas & Co. (2005 to present), a financial services    company; President, Levalon Properties (2007 to present), a real estate property management company; Senior Vice President, Bayshore Management Co. (2005 to 2006); Director of Investments, Liam Ventures (2000 to 2005), a private equity investment firm.

E. Val Cerutti	67	1990
Business Consultant (1992 to present); Consulting Vice Chairman  (2006 to present) and President and Chief Operating Officer (1975 to 1992), Stella D’Oro Biscuit Co., Inc., producer of bakery products; Director or Trustee of four registered investment companies included within the Gabelli Funds Mutual Fund Complex (1990 to present); Director, Approach, Inc. (1999 to 2005), a private company providing computer consulting services; former Chairman of Board of Trustees, Fordham Preparatory School.

Peter DaPuzzo	67	2006
Retired; Senior Managing Director, Cantor Fitzgerald LP (2002 to 2005); Co-President, Institutional Equity Division 2002-2005; President, Institutional Equity Division 1998-2002; Senior Managing Director 1993-1998. Former Chairman, National Organization of Investment Professionals, an industry group of senior managers from institutional investors and broker-dealers. Former Chairman of Securities Industry Association [SIA] Trading Committee. Former Chairman of Securities Traders Association [STA]; Advisor to Board of Directors for The Shelter for the Homeless Stamford, Connecticut;. Member of the National Italian American Foundation; Member of the Greenwich Roundtable.

Avrum Gray	72	1999
Chairman and Chief Executive Officer, G-Bar Limited Partnership and affiliates (1982 to present), proprietary computer based derivative arbitrage trading companies; Chairman of the Board, Lynch Systems, Inc., (1997 to 2001); Director, Nashua Corp. (2001 to present), a NASDAQ listed manufacturer of paper products and labels; Director, SL Industries, Inc. (2001 to present), an AMEX listed manufacturer of power and data quality equipment and systems; Director, Material Sciences Corporation (2003 to present), a NYSE listed provider of material-based solutions for electronic, acoustical, thermal and coated metal applications; Director, Lynch Interactive Corporation (2006), an operator of independent telephone companies and television stations; member, Illinois Institute of Technology Financial Markets and Trading Advisory Board; former member, Illinois Institute of Technology Board of Overseers  MBA Program; former Chairman, Chicago Presidents Organization; Board of Trustees,  Spertus Institute (former Chairman of the Board), Trustee Lyric Opera of Chicago; former  Presidential Appointee to The U.S. Dept. of Commerce ISAC 16.

Patrick J. Guarino	65	2006
Business Consultant (2005 to present); Managing Partner of Independent Board Advisory Services, LLC (2002 to 2005) a corporate governance consulting firm; Retired Executive Vice President, Ultramar Diamond Shamrock Corporation (1996 to 2000), a NYSE, Fortune 200, international petroleum refining and marketing company; Senior Vice President and General Counsel, Ultramar Corporation (1992 to 1996) a NYSE, Fortune 200, international petroleum and marketing company; Senior Vice President and General Counsel of Ultramar PLC, (1986 to 1992), a London Stock Exchange listed international, integrated  oil company.

Jeremiah Healy	65	2008
Former President and Chief Executive Officer, the LGL Group, Inc. (December 2006 to December 24, 2007) and Chief Financial Officer, The LGL Group, Inc. (September 2006 to March 20, 2007); Chairman of the Audit Committee, Infocrossing Inc., an outsourcer of computer software; Vice President and Chief Financial Officer, Ge-Ray Holdings Company Inc. (1989 to 2005), a private manufacturer of knitted textiles.

Kuni Nakamura	39	2007	President, Advanced Polymer, Inc. (1990 to present), a privately held chemical manufacturer and distributor.

Anthony R. Pustorino, CPA	82	2002
Audit Committee Chairman of the Company; Retired; Professor Emeritus, Pace University (2001 to present); Professor of Accounting, Pace University   (1965 to 2001); former Assistant Chairman, Accounting Department, Pace University; President and Shareholder, Pustorino, Puglisi & Co., P.C., CPAs  (1961 to 1989); Instructor, Fordham    University    (1961-1965); Assistant Controller, Olivetti-Underwood Corporation (1957 to 1961); CPA, Peat, Marwick, Mitchell  & Co., CPAs  (1953 to 1957); former Chairman, Board of Directors, New York State   Board  for  Public Accountancy;   former  Chairman,  CPA  Examination Review  Board  of  National  Association  of State Boards of Accountancy;  former member,  Council of  American Institute    of    Certified    Public Accountants;  former  Vice  President,  Treasurer, Director  and member,  Executive  Committee of New York   State    Society   of   Certified    Public Accountants;   current   Director  and Audit Committee Chairman of various investment companies within the Gabelli Mutual Funds Complex.

Javier Romero	34	2007
Managing Director of GSF Capital (2007 topresent)Head of Corporate Finance & Strategy practice (2000 to 2007), Arthur D. Little, consulting firm; International consultant for the World Bank in Washington DC (1999 to 2000); attorney, Arthur Andersen Law Firm, based in Spain and specializing in corporate law (1996 to 1998).

Executive Officers

Name	Age	Offices and Positions Held With the Company, Business Experience and Principal Occupation For Last Five Years
Robert Zylstra	60
President and Chief Executive Officer, The LGL Group, Inc. (December 24, 2007 to present); Senior Vice President of Operations of The LGL Group, Inc. (September 2006 to present); President, Chief Executive Officer and Chairman of the Board of Directors of The LGL Group, Inc.’s subsidiary, M-tron Industries, Ltd. (January 2000 to present); President and Chairman of the Board of The LGL Group, Inc.’s subsidiary, Piezo Technology, Inc. (October 2004 to present); and Chairman of the Board of the LGL Group, Inc.’s subsidiary, Piezo Technology India Private Ltd. (October 2004 to present).

Harold D. Castle	60
Chief Financial Officer, The LGL Group, Inc. (December 24, 2007 to present); financial and accounting consultant (August 2004 to December 2007); Chief Financial Officer of Shook, Hardy & Bacon, L.L.P (March 2002 to March 2003); Director - Capgemeni Ernst & Young Consulting, May 2000 to September 2001; Director - Ernst & Young, L.L.P., November 1993 to May 2000.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Company's Common Stock to file with the SEC and the AMEX initial reports of ownership and reports of changes in the ownership of Common Stock and other equity securities of the Company.  Such persons are required to furnish the Company with copies of all Section 16(a) filings.

Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that its officers and directors complied with all applicable filing requirements during the 2007 fiscal year except as set forth below:

On April 27, 2007, Peter J. DaPuzzo filed a Statement of Changes in Beneficial Ownership of Securities on Form 4 covering a series of transactions that occurred on March 27, and April 5, 2007.

On May 25, 2007, Peter J. DaPuzzo filed a Statement of Changes in Beneficial Ownership of Securities on Form 4 covering a series of transactions that occurred on May 22, and 23, 2007.

On May 29, 2007, Patrick J. Guarino filed a Statement of Changes in Beneficial Ownership of Securities on Form 4 covering a series of transactions that occurred on April 4, 2007.

On January 4, 2008, E. Val Cerutti filed a Statement of Changes in Beneficial Ownership of Securities on Form 4 covering one transaction that occurred on December 31, 2007.

On January 4, 2008, Peter J. DaPuzzo filed a Statement of Changes in Beneficial Ownership of Securities on Form 4 covering one transaction that occurred on December 31, 2007.

On January 7, 2008, Javier Romero filed a Statement of Changes in Beneficial Ownership of Securities on Form 4 covering one transaction that occurred on December 31, 2007.

On January 14, 2008, Marc Gabelli filed a Statement of Changes in Beneficial Ownership of Securities on Form 4 covering one transaction that occurred on December 31, 2007 and one transaction that occurred on January 10, 2008.

Code of Ethics

The Company has adopted a code of ethics as part of its Amended and Restated Business Conduct Policy, which applies to all employees of the Company, including its principal executive, financial and accounting officers.  The Company’s Code of Ethics for Senior Executive Personnel is available on its website, www.lglgroup.com.

Audit Committee

The members of our Audit Committee are Messrs. Pustorino, Cerutti, DaPuzzo, Gray and Healy.  The Board of Directors has determined that all audit committee members are financially literate and independent under the current listing standards of the AMEX.  Mr. Pustorino serves as Chairman of our Audit Committee, and the Board of Directors has determined that he qualifies as the Audit Committee financial expert, as defined under the Securities Exchange Act of 1934, as amended, and is independent as defined by the rules of AMEX.

Item 11.  Executive Compensation.

Summary Compensation Table

The following table sets forth information with respect to compensation earned by the named executive officers:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)

Robert Zylstra (1) Chief Executive Officer	2007 2006	186,500 183,750	154,554 154,554	– 82,500(2)	– –	– 164,000 (3)	– –	341,054 584,804
Harold D. Castle (4) Chief Financial Officer	2007	2,615	–	–	–	–	–	2,615
Jeremiah Healy (5)	2007 2006	185,000 60,280	– –	– 82,500(6)	– –	– –	– –	185,000 142,780
Steven Pegg (7)	2007	133,950	–	77,200(8)	–	–	–	211,150

(1)
Mr. Zylstra has served as the Company’s Chief Executive Officer since December 24, 2007.  Mr. Zylstra was elected as Senior Vice President of Operations of the Company as of September 5, 2006.  Mr. Zylstra’s salary is paid by M-tron Industries, Inc., a subsidiary of the Company, where he has served as the President and Chief Executive Officer since January 24, 2000.

(2)
On September 5, 2006, the Company granted Mr. Zylstra 10,000 shares of restricted stock under the Company’s 2001 Equity Incentive Plan.  Mr. Zylstra currently exercises full voting rights with respect to such restricted stock, which shall vest as follows:  5,000 shares on September 5, 2007 and 1,250 shares on each of December 5, 2007, March 5, 2008, June 5, 2008 and September 5, 2008.

(3)
Mr. Zylstra has an agreement entitling him to 3% of the increase in the economic value of the Company from January 1, 2000 through the end of the last fiscal quarter next preceding termination of his employment.  For additional information regarding Mr. Zylstra’s potential payments upon termination, please see “Potential Payments Upon Termination or Change in Control” below.

(4)	Mr. Castle has served as the Company’s Chief Financial Officer since December 24, 2007.

(5)
Mr. Healy served as the Company's Chief Executive Officer from January 1, 2007 to December 24, 2007.  Mr. Healy also served as the Company's Chief Financial Officer from September 5, 2006 to March 19, 2007.  Mr. Healy has served on the Company’s Board of Directors since December 24, 2007.

(6)
On September 5, 2006, the Company granted Mr. Healy 10,000 shares of restricted stock under the Company's 2001 Equity Incentive Plan.  Mr. Healy exercised full voting rights with respect to such shares of restricted stock, which were set to vest as follows: 5,000 shares on September 5, 2007 and 1,250 shares on each of December 5, 2007, March 5, 2008, June 5, 2008 and September 5, 2008.  When Mr. Healy resigned from his positions with the Company on December 24, 2007, he forfeited the 3,750 shares that had not yet vested.

(7)	Mr. Pegg served as the Company's Chief Financial Officer from March 30, 2007 to December 24, 2007.

(8)
On March 20, 2007, the Company granted Mr. Pegg 10,000 shares of restricted stock under the Company’s 2001 Equity Incentive Plan.  Mr. Pegg exercised full voting rights with respect to such shares of restricted stock, which were set to vest as follows: 5,000 shares on March 20, 2008 and 1,250 shares on each of June 20, 2008, September 20, 2008, December 20, 2008 and March 20, 2009.  When Mr. Pegg resigned from his positions with the Company on December 24, 2007, he forfeited all 10,000, none of which had vested.

Employment Agreements

Harold D. Castle

Effective December 17, 2007, the Company entered into an employment agreement with Mr. Castle to serve as the Company's Chief Financial Officer (the “Castle Employment Agreement”).  Under the Castle Employment Agreement, Mr. Castle is to receive a salary of $136,000 per annum and is eligible to receive a discretionary bonus of at least 30% of his base salary and participate in the Company's incentive plans.

Jeremiah Healy

Effective September 5, 2006, the Company entered into an employment agreement with Mr. Healy to serve as the Company's Chief Financial Officer (the “Healy Employment Agreement”).  Under the Healy Employment Agreement, Mr. Healy received a salary of $185,000 per annum and was eligible to receive a discretionary annual bonus of $50,000.  In addition, upon commencement of his employment, Mr. Healy received a one-time grant of 10,000 shares of restricted common stock pursuant to the Company's 2001 Equity Incentive Plan.

Steven Pegg

Effective March 20, 2007, the Company entered into an employment agreement with Mr. Pegg to serve as the Company's Chief Financial Officer (the “Pegg Employment Agreement”).  Under the Pegg Employment Agreement, Mr. Pegg received a salary of $175,000 per annum and was eligible to participate in the Company's executive benefit and compensation plans.  In addition, upon commencement of his employment, Mr. Pegg received a one-time grant of 10,000 shares of restricted common stock pursuant to the Company's 2001 Equity Incentive Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer as of the end of the fiscal year ended December 31, 2007:

Name	Stock Awards
	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)

Robert Zylstra	3,750(1)	25,500
Harold D. Castle	--	--
Jeremiah Healy	--	--
Steven Pegg	--	--

(1)
On September 5, 2006, the Company granted Mr. Zylstra 10,000 shares of restricted stock under the Company’s 2001 Equity Incentive Plan.  Mr. Zylstra currently exercises full voting rights with respect to such restricted stock, which shall vest as follows: 5,000 shares on September 5, 2007 and 1,250 shares on each of December 5, 2007, March 5, 2008, June 5, 2008 and September 5, 2008.

Potential Payments Upon Termination or Change In Control

On January 7, 1999, MtronPTI entered into an Employment Agreement with Mr. Zylstra to serve as MtronPTI’s President and Chief Executive Officer (the “Zylstra Agreement”).  The Zylstra Agreement entitles Mr. Zylstra to 3% of the increase in the economic value of MtronPTI from January 1, 2000 through the end of the last fiscal quarter next preceding termination of his employment (the “Valuation Date”).  The economic value of MtronPTI at January 1, 2000 is deemed to be 7.5 times the Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (plus cash and marketable securities and minus debt) of MtronPTI for the year ended December 31, 1999, and the economic value of MtronPTI at the Valuation Date will be deemed to be 7.5 times the EBITDA (plus cash and marketable securities and minus debt) of MtronPTI for the 12 months ended on the Valuation Date.  At MtronPTI’s option, the amount of the benefit shall be payable either (i) in cash in three equal installments payable on the first, second and third anniversary dates of the termination of Mr. Zylstra’s employment (any such deferred payments shall bear interest at an annual rate equal to 8%, which interest shall be payable in arrears on each said anniversary date), or (ii) in the Company’s common stock, valued at the average closing market price thereof for the 10 trading days on which the Company’s common stock traded prior to the date of the payment.  Any sale by the Company of all or substantially all of its assets, in each case other than to an affiliate of the Company, will be deemed to be a termination of Mr. Zylstra’s employment effective as of the date of such event.

DIRECTOR COMPENSATION

The following table sets forth information with respect to compensation earned by or awarded to each Director of the Company who is not a named executive officer and who served on the Board of Directors during the fiscal year ended December 31, 2007:

Name	Fees Earned or Paid in Cash	Stock Awards	Total
	($)	($)	($)
Marc Gabelli	100,000(1)	–	100,000(1)
Peter DaPuzzo	37,750	10,003(4)	47,753
Timothy Foufas(2)	23,500	10,003(4)	33,503
E. Val Cerutti	36,500	10,003(4)	46,503
Avrum Gray	38,750	10,003(4)	48,753
Patrick J. Guarino	33,250	10,003(4)	43,253
Jeremiah Healy(3)	–	–	–
Kuni Nakamura(2)	23,500	10,003(4)	33,503
Anthony R. Pustorino, CPA	40,250	10,003(4)	50,253
Javier Romero(2)	21,500	10,003(4)	31,503

(1)	Mr. Gabelli has elected to defer the payment of his annual fee to a later date.

(2)	Elected effective April 3, 2007; paid for the second, third and fourth quarters of the fiscal year ended December 31, 2007.

(3)	Elected effective December 24, 2007; no fees were earned nor paid and no awards were granted during the fiscal year ended December 31, 2007.

(4)	On December 31, 2007, eight members of the Board of Directors were granted 1,471 shares each of restricted common stock under the Company’s 2001 Equity Incentive Plan.

Director Compensation Arrangements

A director who is an employee of the Company is not compensated for services as a member of the Board of Directors or any committee thereof.  In 2007, Directors who were not employees received (i) a cash retainer of $5,000 per quarter; (ii) a fee of $2,000 for each meeting of the Board of Directors attended in person or telephonically that had a duration of at least one hour during January through September, 2007, (iii) a fee of $1,000 for each meeting of the Board of Directors attended in person or telephonically during October through December 2007; (iv) a fee of $1,500 for each audit Committee meeting attended in person or telephonically that had a duration of at least one hour; and (v) a fee of $750 for each Compensation Committee, Audit Committee or Nominating Committee meeting attended in person.  The Audit Committee Chairman received an additional $4,000 annual cash retainer and the Nominating Committee Chairman and Compensation Committee Chairman received additional $2,000 annual retainers.  On August 28, 2007, the Audit Committee Chairman fee was changed to $3,000; the Compensation Committee Chairman fee was changed to $2,000, and the Nominating Committee Chairman fee was changed to $1,000.  In 2007, Marc Gabelli, the Chairman of the Board of Directors, was entitled to receive a $100,000 annual fee, payable in equal quarterly installments, but Mr. Gabelli elected to defer payment of his annual fee for 2007 to a later date.

For fiscal 2008, as 50% of their base compensation, Directors will receive grants of restricted common stock in an amount of $10,000 (the number of such shares determined by dividing $10,000 by the closing price of the Company’s common stock on the grant date), such shares to vest ratably at the end of each quarterly period during fiscal 2008.  Each Director will exercise full voting rights with respect to such shares as of the grant date.  Once vested, such shares will not be transferable until the earliest to occur of Director’s resignation from the Board of Directors or any other termination of the Director’s membership thereon, or a change of control, as defined in the 2001 Equity Incentive Plan.  Pursuant to this arrangement, on December 31, 2007, eight members of the Board of Directors were granted 1,471 shares each of restricted common stock under the Company’s 2001 Equity Incentive Plan.

Item 12.  Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the number of shares of our common stock beneficially owned on May 5, 2008, by:

•	each person who is known by us to beneficially own 5% or more of our common stock;

•	each of our directors and named executive officers; and

•	all of our directors and executive officers, as a group.

Except as otherwise set forth below, the address of each of the persons listed below is: The LGL Group, Inc., 2525 Shader Road, Orlando, FL 32804.  Unless otherwise indicated, the common stock beneficially owned by a holder includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person, and also includes shares subject to options to purchase our common stock exercisable within 60 days after May 5, 2008.  Except as otherwise indicated, the shareholders listed in the table have sole voting and investment power with respect to their shares.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned (1)
	Shares		%
5% or Greater Stockholders:

Mario J. Gabelli(2)	366,874		16.9
Bulldog Investors, Phillip Goldstein and Andrew Dakos(3)	188,299		8.7

Directors and Executive Officers:

Marc Gabelli	539,354	(4)	24.7
Robert R. Zylstra	10,400	(5)	*
Harold D. Castle	–		–
E. Val Cerutti	2,916	(6)	*
Peter DaPuzzo	10,071	(7)	*
Timothy Foufas	2,471	(7)	*
Avrum Gray	14,856	(8)	*
Patrick J. Guarino	3,471	(7)	*
Jeremiah M. Healy	7,500	(9)	*
Kuni Nakamura	2,471	(10)	*
Anthony R. Pustorino	4,475	(7)	*
Javier Romero	1,471	(7)	*

All executive officers and directors as a group (12 persons)(11)	599,456		27.4

____________

*           Less than 1% of outstanding shares.

(1)
The applicable percentage of ownership for each beneficial owner is based on 2,171,709 shares of Common Stock outstanding as of May 5, 2008.  Shares of Common Stock issuable upon exercise of options, warrants or other rights beneficially owned that are exercisable within 60 days are deemed outstanding for the purpose of computing the percentage ownership of the person holding such securities and rights and all executive officers and directors as a group.

(2)
Includes (i) 244,396 shares of Common Stock owned directly by Mario J. Gabelli  (including 8,903 held for the benefit of Mario J. Gabelli under the Lynch Interactive Corporation 401(k) Savings Plan); (ii) 1,203 shares owned by a charitable foundation of which Mario J. Gabelli is a trustee; (iii) 96,756 shares owned by a limited partnership in which Mario J. Gabelli is the general partner and has an approximate 5% interest; and (iv) 24,519 shares owned by Lynch Interactive Corporation, of which Mario J. Gabelli is Chairman and the beneficial  officer of approximately 24% of the outstanding common stock.  Mario J. Gabelli disclaims beneficial ownership of the shares owned by such charitable foundation, by Lynch Interactive Corporation and by such limited partnership, except to the extent of his 5% interest in such limited partnership.  Mr. Gabelli’s business address is 401 Theodore Fremd Ave., Rye, New York 10580-1430.

(3)
Based solely on information contained in a report on Schedule 13D/A filed with the SEC on June 5, 2007 by Bulldog Investors, Phillip Goldstein and Andrew Dakos.  Mr. Goldstein and Mr. Dakos are investment  advisors and principals of Bulldog Investors.  The address of Bulldog Investors and Mr. Goldstein is 60 Heritage Drive, Pleasantville, NY 10570.  The address of Mr. Dakos is Park 80 West, Plaza Two, Saddle Brook, NJ 07663.

(4)
Includes (i) 12,475 shares of Common Stock owned directly by Marc Gabelli and (ii) 506,879 shares beneficially owned by Venator Fund and Venator Global, LLC  (“Venator Global”) and 20,000 shares issuable upon the exercise of options held by Marc Gabelli at a $13.173 per share exercise price.  Venator Global, which is the sole general partner of Venator Fund, is deemed to have beneficial ownership of the securities owned beneficially by Venator Fund.  Marc Gabelli is the President of Venator Global.

(5)
Includes (i) 10,000 shares of restricted stock granted under the Company's 2001 Equity Incentive Plan and (ii) 400 shares jointly owned with Mr. Zylstra's wife, with whom he shares voting and investment power.

(6)
Includes 1,471 shares of restricted stock granted under the Company's 2001 Equity Incentive Plan and 1,445 shares jointly owned with Mr. Cerutti’s wife, with whom he shares voting and investment power.

(7)	Includes 1,471 shares of restricted stock granted under the Company's 2001 Equity Incentive Plan.

(8)
Includes (i) 6,585 shares owned by Mr. Gray (including 1,471 shares of restricted stock granted under the Company's 2001 Equity Incentive Plan); (ii) 751 shares owned by a partnership of which Mr. Gray is the general partner; (iii) 2,407 shares owned by a partnership of which Mr. Gray is one of the general partners; (iv) 2,105 shares owned by Mr. Gray's wife; and (v) 3,008 shares owned by a partnership of which Mr. Gray's wife is one of the general partners.

(9)	Includes 1,250 shares of restricted stock granted under the Company's 2001 Equity Incentive Plan.

(10)
Includes 1,471 shares of restricted stock granted under the Company's 2001 Equity Incentive Plan and 1,000 shares jointly owned with Mr. Nakamura’s wife, with whom he shares voting and investment power.

(11)	Consists of 579,456 shares of our common stock and 20,000 shares of our common stock issuable upon exercise of stock options.

Equity Compensation Plan Information

See Part II, Item 5, “Equity Compensation Plan Information,” for information regarding the Company’s equity compensation plans.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Transactions With Related Persons

None.

Director Independence

As required under AMEX rules, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors.  The Board of Directors of the Company has determined that all of the Directors are independent within the meaning of AMEX rules.

Additionally, AMEX rules require that each listed company’s Board of Directors must have an audit committee of at least three members, each of whom must qualify as “independent” within the meaning of AMEX rules applicable to audit committee members.  The Company’s Audit Committee currently has five members, Messrs. Pustorino (Chairman), Cerutti, DaPuzzo, Gray and Healy and the Board of Directors has determined that all audit committee members are “independent” within the meaning of the AMEX rules applicable to audit committee members.

Item 14.  Principal Accounting Fees and Services.

In July 2007, the Company changed its independent registered public accounting firm from Ernst & Young LLP to J.H. Cohn LLP.  During 2007, Ernst & Young LLP reviewed the Company’s financial statements included in the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2007.  Starting with the second quarter ended June 30, 2007, J.H. Cohn LLP reviewed the Company’s financial statements included in the Company’s quarterly reports on Form 10-Q. In addition, J.H. Cohn LLP audited the consolidated financial statements of the Company for the year ended December 31, 2007 and has reported the results of its audit to the Audit Committee of the Board of Directors.

Audit Fees

The aggregate audit fees billed and reasonably expected to be billed for the fiscal year ended December 31, 2007 by J.H. Cohn LLP totaled $575,000.  The aggregate audit fees billed for each of the last two fiscal years by Ernst & Young LLP were $47,250 for 2007 and $436,800 for 2006.  Audit fees include services relating to auditing the Company’s annual financial statements, reviewing the financial statements included in the Company’s quarterly reports on Form 10-Q and certain accounting consultations.

Audit-Related Fees

The aggregate audit-related fees billed for the fiscal year ended December 31, 2007 by J.H. Cohn LLP was $0.  The aggregate audit related fees billed for each of the last two fiscal years by Ernst & Young LLP totaled $35,700 for 2007 and $24,000 for 2006.  Audit related fees include services relating to employee benefit plans.

Tax Fees

The aggregate tax fees billed for each of the last two fiscal years by J.H. Cohn LLP was $0.  The aggregate tax fees billed for each of the last two fiscal years by Ernst & Young LLP totaled $12,175 for 2007 and $25,000 for 2006.  Tax fees include services performed relating to tax compliance and customs services.

All Other Fees

The Company was not billed for any other services by J.H. Cohn LLP during 2007.  The Company was not billed for any other services by Ernst & Young LLP during 2007 or 2006.

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

The Audit Committee determined that the rendering of the services other than audit services by J.H. Cohn LLP and Ernst & Young LLP is compatible with maintaining J.H. Cohn LLP’s and Ernst & Young LLP's independence.

All audit-related and tax services performed by our independent auditors were pre-approved by the Audit Committee.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)           The following documents are filed as part of this annual report on Form 10-K:

(1) Financial Statements:	Page No.

Reports of Independent Registered Public Accounting Firms	42
Consolidated Balance Sheets at December 31, 2007 and 2006 (Restated)	44
Consolidated Statements of Operations -- Years ended December 31, 2007 and 2006 (Restated)	45
Consolidated Statements of Shareholders’ Equity -- Years ended December 31, 2007 and 2006 (Restated)	46
Consolidated Statements of Cash Flows -- Years ended December 31, 2007 and 2006 (Restated)	47
Notes to Consolidated Financial Statements	49

(2) Exhibits	38

All other schedules not included with this additional financial data are not applicable or the required information is included in the financial statements or notes thereto, and therefore have been omitted.

EXHIBIT INDEX

Exhibit No	Description

3 (a)	Certificate of Incorporation of The LGL Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 31, 2007).

(b)	The LGL Group, Inc. By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 31, 2007).

10 (a)	The LGL Group, Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the period ended December 31, 1995).

(b)	Directors Stock Plan (incorporated by reference to Exhibit 10(o) to the Company’s Form 10-K for the year ended December 31, 1997).

(c)*	Employment Agreement, dated January 7, 1999, by and between M-tron Industries, Inc. and Robert R. Zylstra.

(d)	The LGL Group, Inc. 2001 Equity Incentive Plan adopted December 10, 2001 (incorporated by reference to Exhibit 4 to the Company’s Form S-8 Registration Statement filed on December 29, 2005.

(e)
Mortgage dated October 21, 2002 by Mortgagor, Mtron Industries, Inc., to Mortgagee, Yankton Area Progressive Growth, Inc. (incorporated by reference to Exhibit 10(hh) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

(f)
Standard Loan Agreement by and between Mtron Industries, Inc. and Areawide Business Council, Inc., dated October 10, 2002 and Exhibits thereto (incorporated by reference to Exhibit 10(jj) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

(g)
Employment Agreement by and between Mtron Industries, Inc. and South Dakota Board of Economic Development, dated December 19, 2002 (incorporated by reference to Exhibit 10(mm) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

(h)
Loan Agreement by and among Mtron Industries, Inc., Piezo Technology, Inc. and First National Bank of Omaha (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 20, 2004).

(i)	Unconditional Guaranty for Payment and Performance with First National Bank of Omaha (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 20, 2004).

(j)
Registration Rights Agreement by and between the Company and Venator Merchant Fund, L.P.  dated October 15, 2004 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated October 20, 2004).

(k)
Registration Rights Agreement by and between the Company and Venator Merchant Fund, L.P.  dated October 15, 2004 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated October 20, 2004).

(l)
Loan Agreement, by and among M-Tron Industries, Inc., Piezo Technology, Inc. and RBC Centura Bank, dated September 30, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2005).

(m)
Unconditional Guaranty for Payment by and between The LGL Group, Inc. and RBC Centura Bank, dated September 30, 2005 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 4, 2005).

(n)
First Amendment to the Loan Agreement by and among M-Tron Industries, Inc., Piezo Technology, Inc. and First National Bank of Omaha, dated May 31, 2005 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report of on Form 8-K filed on July 6, 2005).

(o)
Second Amendment to the Loan Agreement, dated June 30, 2006, by and among M-tron Industries, Inc., Piezo Technology, Inc. and First National Bank of Omaha, and acknowledged and guaranteed by The LGL Group, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2006).

(p)
Third Amendment to the Loan Agreement, dated October 3, 2006, by and among M-tron Industries, Inc., Piezo Technology, Inc. and First National Bank of Omaha, and acknowledged and guaranteed by LGL Group, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2006).

(q)*	Form of Indemnification Agreement by and between The LGL Group, Inc. and its executive officers and directors.

(r)
Asset Purchase Agreement, dated May 17, 2007, by and between Lynch Systems, Inc. and Olivotto Glass Technologies, S.P.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2007).

(s)
First Amendment to Asset Purchase Agreement, dated as of May 22, 2007, by and between Lynch Systems, Inc. and Olivotto Glass Technologies, S.P.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 25, 2007).

(t)
Second Amendment to Asset Purchase Agreement, dated as of May 31, 2007, by and between Lynch Systems, Inc. and Olivotto Glass Technologies, S.P.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 25, 2007).

(u)
Employment Agreement, dated December 24, 2007, by and between The LGL Group, Inc. and Harold D. Castle (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2007).

(v)*	Form of Restricted Stock Agreement by and between The LGL Group, Inc. and each of its Directors.

14	Amended and Restated Business Conduct Policy (incorporated by reference to Exhibit 14 to the Company’s Form 10-K for the year ended December 31, 2004).

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Form 10-K for the year ended December 31, 2004).

23.1*	Consent of Independent Registered Public Accounting Firm – J.H. Cohn LLP.

23.2*	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP.

31(a)*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)*	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_____________
* Filed herewith.

The Exhibits listed above have been filed separately with the Securities and Exchange Commission in conjunction with this Annual Report on Form 10-K or have been incorporated by reference into this Annual Report on Form 10-K.  The LGL Group, Inc. will furnish to each of its stockholders a copy of any such Exhibit for a fee equal to The LGL Group, Inc.’s cost in furnishing such Exhibit.  Requests should be addressed to the Office of the Secretary, The LGL Group, Inc., 2525 Shader Rd. Orlando, Florida 32804.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE LGL GROUP, INC.

May 13, 2008	BY:	/s/ Robert Zylstra
Robert Zylstra
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	CAPACITY	DATE

/s/ Harold D. Castle	Chief Financial Officer	May 13, 2008
HAROLD D. CASTLE	(Principal Financial Officer and Principal Accounting Officer)

	Chairman of the Board of Directors	May 13, 2008
MARC J. GABELLI

/s/ Timothy Foufas	Vice-Chairman of the	May 13, 2008
TIMOTHY FOUFAS	Board of Directors

/s/ E. Val Cerutti	Director	May 13, 2008
E. VAL CERUTTI

/s/ Peter J. Dapuzzo	Director	May 13, 2008
PETER J. DAPUZZO

/s/ Avrum Gray	Director	May 13, 2008
AVRUM GRAY

/s/ Patrick J. Guarino	Director	May 13, 2008
PATRICK J. GUARINO

/s/ Jeremiah M. Healy	Director	May 13, 2008
JEREMIAH M. HEALY

/s/ Kuni Nakamura	Director	May 13, 2008
KUNI NAKAMURA

/s/ Anthony Pustorino	Director	May 13, 2008
ANTHONY PUSTORINO

/s/ Javier Romero	Director	May 13, 2008
JAVIER ROMERO

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
The LGL Group, Inc.

We have audited the accompanying consolidated balance sheet of The LGL Group, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The LGL Group, Inc. and subsidiaries at December 31, 2007, and their consolidated results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/  J.H. Cohn LLP

Roseland, New Jersey

May 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
 The LGL Group, Inc.

We have audited the accompanying consolidated balance sheet of The LGL Group, Inc. (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended.    These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The LGL Group, Inc. at December 31, 2006, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company restated certain amounts previously reported as of and for the year ended December 31, 2006.

/s/  Ernst & Young LLP

Providence, Rhode Island
March 29, 2007, except for Notes 2 and 13,
as to which the date is May 7, 2008

THE LGL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31,
Assets	2007	2006 (Restated)
Current Assets:
Cash and cash equivalents	$5,233	$4,429
Restricted cash (Note 1)	--	96
Investments - marketable securities (Note 1)	48	2,610
Accounts receivable, net of allowances of $415 and $132, respectively (Note 1)	6,382	6,472
Inventories (Note 3)	5,181	6,105
Prepaid expense and other assets	381	265
Assets of Discontinued Operations	5	3,788
Total Current Assets	17,230	23,765
Property, Plant and Equipment (Note 1)
Land	698	855
Buildings and improvements	5,020	5,770
Machinery and equipment	12,541	12,010
Total Property, Plant and Equipment	18,259	18,635
Less: Accumulated depreciation	(13,196)	(12,034)
Net Property, Plant, and Equipment	5,063	6,601
Deferred Income Taxes (Notes 1 and 8)	111	111
Other assets	472	508
Total Assets	$22,876	$30,985

Liabilities And Shareholders' Equity
Current Liabilities:
Note payable to bank (Note 4)	$1,035	$1,356
Trade accounts payable	2,535	2,515
Accrued compensation expense	1,481	1,943
Accrued professional fees	51	385
Other accrued expenses	720	613
Current maturities of long-term debt (Note 4)	419	2,027
Liabilities of Discontinued Operations	231	2,311
Total Current Liabilities	6,472	11,150
Long-term debt (Note 4)	4,035	3,100
Total Liabilities	10,507	14,250

Commitments and Contingencies

Shareholders' Equity
Common stock, $0.01 par value -- 10,000,000 shares authorized; 2,188,510 shares issued for 2007 and 2006; 2,167,202 and 2,154,702 shares outstanding for 2007 and 2006, respectively	22	22
Additional paid-in capital	20,921	21,081
Accumulated deficit	(8,066)	(5,512)
Accumulated other comprehensive income (loss) (Note 9)	(101)	1,790
Treasury stock, at cost, of 21,308 and 33,808 shares, respectively	(407)	(646)
Total Shareholders' Equity	12,369	16,735
Total Liabilities and Shareholders' Equity	$22,876	$30,985

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE LGL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share Amounts)

	Years Ended December 31
	2007	2006 (Restated)
Revenues	$39,536	$41,549
Costs and expenses:
Manufacturing cost of sales	29,363	29,297
Selling and administrative	10,981	10,898
Impairment loss on Lynch Systems’ assets	905	--
Operating Profit (Loss)	(1,713)	1,354
Other income (expense):
Investment income	1,526	1,752
Interest expense	(306)	(465)
Gain on sale of land	88	--
Other income	(15)	79
Total other income	1,293	1,366
Income (Loss) From Continuing Operations Before Income Taxes	(420)	2,720
Benefit (provision) for income taxes	(135)	226
Income (Loss) from Continuing Operations	(555)	2,946
Discontinued Operations (Note 13):
Loss from discontinued operations	(1,017)	(1,990)
Loss on sale of Lynch Systems	(982)	--

Loss from discontinued operations	(1,999)	(1,990)

Net Income (Loss)	$(2,554)	$956

Weighted average number of shares used in basic and diluted EPS calculation	2,158,120	2,154,702
Basic and diluted income (loss) per common share from continuing operations	$(0.26)	$1.37
Basic and diluted loss per common share from discontinued operations	$(0.92)	$(0.93)
Basic and diluted net income (loss) per common share	$(1.18)	$0.44

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE LGL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In Thousands, Except Share Data)
(Restated for 2006 and 2005)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2005, as previously reported	2,154,702	$22	$21,053	$(6,576)	$835	$(646)	$14,688
Correction of errors in prior periods (Note 2)	--	--	--	108	(89)	--	19
Balance at December 31, 2005, as restated	2,154,702	22	21,053	(6,468)	746	(646)	14,707
Comprehensive income:
Net income for year	--	--	--	956	--	--	956
Other comprehensive income	--	--	--	--	1,044	--	1,044
Comprehensive income							2,000
Stock based compensation	--	--	28	--	--	--	28
Balance at December 31, 2006, as restated	2,154,702	22	21,081	(5,512)	1,790	(646)	16,735
Comprehensive loss:
Net loss for year		--	--	(2,554)	--	--	(2,554)
Other comprehensive loss		--	--	--	(1,891)		(1,891)
Comprehensive loss							(4,445)
Stock based compensation		--	79	--	--	--	79
Issuance of treasury shares for vested restricted stock	12,500	--	(239)	--	--	239	--
Balance at December 31, 2007	2,167,202	$22	$20,921	$(8,066)	$(101)	$(407)	$12,369

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE LGL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended December 31,
	2007	2006 (Restated)
Operating Activities
Net income (loss)	$(2,554)	$956
Adjustments to reconcile net income (loss) to net cash used in continuing operating activities:
Loss on sale of Lynch Systems	982	--
Impairment loss on Lynch Systems’ assets	905	--
Depreciation	1,045	1,065
Amortization of finite-lived intangible assets	60	96
Gain on sale of land	(88)	--
Loss on disposal of fixed assets	7	--
Gains realized on sale of marketable securities	(1,526)	(1,750)
Stock based compensation	79	28
Changes in operating assets and liabilities:
Receivables	90	(113)
Inventories	924	(1,560)
Accounts payable and accrued liabilities	(758)	(539)
Other assets/liabilities	(159)	(757)
Cash used in continuing operations	(993)	(2,574)
Cash provided by discontinued operations	634	801
Net cash used in operating activities	(359)	(1,773)

Investing Activities
Capital expenditures	(474)	(737)
Restricted cash	96	554
Proceeds from sale of marketable securities	2,292	2,976
Proceeds from sale of land	171	--
Payment on margin liability on marketable securities	--	(330)
Purchase of marketable securities	--	(68)
Cash provided by continuing operations	2,085	2,395
Cash provided by (used in) discontinued operations	972	(18)
Net cash provided by investing activities	3,057	2,377

Financing Activities
Net repayments of notes payable	(321)	(726)
Repayment of long-term debt	(1,116)	(1,119)
Proceeds from long-term debt	443	--
Other	--	14
Cash used in continuing operations	(994)	(1,831)
Cash (used in) provided by discontinued operations	(900)	144
Net cash used in financing activities	(1,894)	(1,687)

Increase (decrease) in cash and cash equivalents	804	(1,083)
Cash and cash equivalents at beginning of year	4,429	5,512
Cash and cash equivalents at end of year	$5,233	$4,429

	Years Ended December 31,
	2007	2006 (Restated)
Supplemental Disclosure Of Cash Flow Information:
Taxes Paid	$281	$335
Interest Paid	$494	$626
Non-cash Financing Transactions:
Issuance of treasury shares for vested restricted stock	$239	$--

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE LGL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Accounting And Reporting Policies

Organization

The LGL Group, Inc. (the “Company”), formerly Lynch Corporation, incorporated in 1928 under the laws of the State of Indiana and reincorporated under the laws of the State of Delaware in 2007, is a holding company with subsidiaries engaged in manufacturing custom-designed highly engineered electronic components.  Information on the Company’s operations by segment and geographic area is included in Note 12 -- “Segment Information”.

As of December 31, 2007, the Subsidiaries of the Company are as follows:

Owned By The LGL Group, Inc.
M-tron Industries, Inc.	100.0%
M-tron Industries, Ltd.	100.0%
Piezo Technology, Inc.	100.0%
Piezo Technology India Private Ltd.	99.9%
Lynch Systems, Inc.	100.0%

The Company operates through its principal subsidiary, M-tron Industries, Inc., which includes the operations of M-tron Industries, Ltd. (“Mtron”) and Piezo Technology, Inc. (“PTI”). The combined operations of Mtron and PTI are referred to herein as “MtronPTI.”  MtronPTI has operations in Orlando, Florida, Yankton, South Dakota and Noida, India.  In addition, MtronPTI has a sales office in Hong Kong.  During 2007, the Company sold the operating assets of Lynch Systems, Inc. (“Lynch Systems”), a subsidiary of the Company, to an unrelated third party.

On June 19, 2007, in accordance with the Purchase Agreement dated May 17, 2007, as amended, (the "Purchase Agreement") by and between Lynch Systems and Olivotto Glass Technologies S.p.A. ("Olivotto"), Lynch Systems completed the sale of certain of its assets to Lynch Technologies, LLC (the "Buyer"), the assignee of Olivotto's rights and obligations under the Purchase Agreement  (see Note 13).

Principles Of Consolidation

The consolidated financial statements include the accounts of the Company and entities in which it has majority voting control.  All intercompany transactions and accounts have been eliminated in consolidation.

Uses Of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to current year presentation.  As a result of the sale of select assets of Lynch Systems in 2007, certain reclassifications of assets, liabilities, revenues, costs, and expenses have been made to the prior period financial statements to conform to the 2007 financial statement presentation.  Specifically, we have reclassified the results of operations of Lynch Systems for all periods presented to Discontinued Operations within the Statement of Operations.  In addition, we have reclassified the assets and liabilities sold relating to Lynch Systems’ operations to Assets of Discontinued Operations and Liabilities of Discontinued Operations, respectively.  We have also reclassified $40,000 from other assets, current to other assets, non-current.

Cash And Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with a maturity of less than three months when purchased.

Restricted Cash

At December 31, 2006, the Company had $96,000 of restricted cash.

Investments

Investments in marketable equity securities are classified as available for sale and are recorded at fair value, pursuant to Statement of Financial Accounting Standards No.  115, “Accounting for Certain Investments in Debt and Equity Securities”.  Unrealized gains and losses on these securities, net of income taxes, are included in shareholders’ equity as a component of accumulated other comprehensive income (loss).  First in first out method is used in determining cost basis for the calculation of gain/loss of securities sold.  The Company periodically reviews investment securities for impairment based on criteria that include the duration of the market value decline.  If a decline in the fair value of an investment security is judged to be other than temporary, the cost basis is written down to fair value with a charge to earnings.

In December 2006, the Company entered into a cashless collar transaction to protect itself against the volatility associated with the Company’s investment in marketable securities, which are designated as available for sale and accordingly, are marked to market.  Under the terms of the collar, which began on December 27, 2006 and expired March 27, 2007, the Company hedged all of its marketable securities and received protection from market fluctuations within a defined market price range.  The fair value of this collar at December 31, 2006 was de-minimis.  On March 27, 2007, the Company allowed the call to expire and exercised the put, thereby selling the stock at the option’s strike price.

The following is a summary of marketable securities (investments) held by the Company (in thousands) at December 31:

December 31,	Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value
2007	$71	$(23)	$48
2006	$834	$1,776	$2,610

At December 31, 2007 and 2006, the Company has no margin liability against its investments.

Accounts Receivable

Accounts receivable on a consolidated basis consist principally of amounts due from both domestic and foreign customers.  Credit is extended based on an evaluation of the customer’s financial condition and collateral is not generally required.  In relation to export sales, the Company requires letters of credit supporting a significant portion of the sales price prior to production to limit exposure to credit risk.  Certain credit sales are made to industries that are subject to cyclical economic changes.  The Company maintains an allowance for doubtful accounts at a level that management believes is sufficient to cover potential credit losses.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments.  Estimates are based on historical collection experience, current trends, credit policy and relationship between accounts receivable and revenues.  In determining these estimates, the Company examines historical write-offs of its receivables and reviews each client’s account to identify any specific customer collection issues.  If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required.  The Company’s failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on its business, financial condition, and results of operations.

Property, Plant And Equipment, Net

Property, plant and equipment are recorded at cost less accumulated depreciation and include expenditures for additions and major improvements.  Maintenance and repairs are charged to operations as incurred.  Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range from 5 years to 35 years for buildings and improvements, and for 3 to 10 years for other fixed assets.  Property, plant, and equipment are periodically reviewed for indicators of impairment.  If any such indicators were noted, the Company would assess the appropriateness of the assets’ carrying value and record any impairment at that time.

Depreciation expense from continuing operations was $1,045,000 for 2007 and $1,065,000 for 2006.  Depreciation expense from discontinued operations was $52,000 for 2007 and $123,000 for 2006.

Intangible Assets

Intangible assets are included in “other assets” and are recorded at cost less accumulated amortization.  Amortization is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range from 2 years to 10 years.  The intangible assets consist principally of customer relationships, trade name and funded technologies.  The net carrying value of these intangible assets are $472,000 and $508,000 as of December 31, 2007 and 2006, respectively.

Discontinued Operations

Discontinued operations is defined in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” ("SFAS No. 144") as a component of an entity that has either been disposed of or is deemed to be held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

Revenue Recognition

Revenues are recognized upon shipment when title passes.  Shipping costs are included in manufacturing cost of sales. The Company believes that recognizing revenue at time of shipment is appropriate because the Company’s sales policies meet the four criteria of SEC’s Staff Accounting Bulletin No. 104, which are: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred, (iii) the seller’s price to the buyer is fixed and determinable, and (iv) collectibility is reasonably assured.

Research And Development Costs

Research and development costs are charged to operations as incurred.  Such costs were $2,757,000 in 2007 compared with $2,501,000 in 2006, and are included within selling and administrative expenses.

Advertising Expense

Advertising costs are charged to operations as incurred.  Such costs were $78,000 in 2007, compared with $47,000 in 2006.

Stock Based Compensation

The Company adopted the provisions of SFAS123R, “Share-Based Payment” (“SFAS 123-R”), beginning January 1, 2006, using the modified prospective transition method.  SFAS 123-R requires the Company to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize cost over the requisite service period.  Under the modified prospective transition method, financial statements for periods prior to the date of adoption are not adjusted for the change in accounting.  However, compensation expense is recognized for (a) all share-based payments granted after the effective date under SFAS 123-R, and (b) all awards granted under SFAS 123 to employees prior to the effective date that remain unvested on the effective date.  The Company recognizes compensation expense on fixed awards with pro rata vesting on a straight-line basis over the service period.

On May 2005, the Company granted options to purchase 120,000 shares of common stock to certain employees and directors of the Company at $13.17 per share.  The vesting of these shares was accelerated to reduce the effects of the adoption of SFAS 123-R, which requires companies to recognize stock-based compensation associated with stock options based on the fair value method.  Had the Company not taken this action, $300,000 of stock-based compensation charges would have been recorded in the statement of operations through fiscal 2010 (approximately $68,000 in fiscal years 2006, 2007, 2008 and 2009 and $28,000 for the five months in fiscal 2010.).

The adoption of SFAS 123R did not have a material impact on the Company’s results of operations, cash flows and earnings per share for the year ended December 31, 2006 due to the fact that all of the Company’s outstanding stock options were fully vested at December 31, 2005.

In September 2006, the Company issued restricted stock to two executives, which is being accounted for under SFAS No.  123-R.  Total stock compensation expense recognized by the Company for the year ended December 31, 2007 associated with this restricted stock was $79,000 and for the year ended December 31, 2006 was $28,000.  The remaining unrecognized compensation expense of $28,000 will be recognized in 2008.

On March 20, 2007, the Company granted 10,000 restricted shares to an executive officer.  This officer subsequently resigned prior to December 31, 2007 without vesting in any shares.  On December 31, 2007, the Board of Directors granted restricted shares to eight of its members at 1,471 shares each.  No expense was recognized in 2007 for this grant.  On January 22, 2008, the Board of Directors granted 1,250 restricted shares to one of its members. All of these shares are to vest ratably over 2008 at the end of each respective quarter.  The unrecognized compensation expense of $90,000 will be recognized over the next 12 months.

The following table summarizes information about restricted share grants outstanding and exercisable at December 31, 2007 and 2006 as well as activity during the years then ended:

	Number of Stock Grants	Weighted Average Grant Value	Weighted Average Years Remaining
Outstanding non-vested at December 31, 2005	--	$--	--
Granted during 2006	20,000	8.25	2.0
Vested during 2006	--	--	--
Forfeited or expired during 2006	--	--	--
Outstanding non-vested at December 31, 2006	20,000	8.25	1.8
Granted during 2007	21,768	7.22	1.5
Vested during 2007	(12,500)	8.25	--
Forfeited or expired during 2007	(13,750)	7.86	--
Outstanding non-vested at December 31, 2007	15,518	$7.15	0.9

The Company estimates the fair value of stock based compensation on the date of grant using the Black-Scholes-Merton option-pricing model for stock option grants.  The Black-Scholes-Merton option-pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.  There is no expected dividend rate.  Historical Company information was the primary basis for the expected volatility assumption.  Prior years grants were calculated using historical volatility as the Company believes that the historical volatility over the life of the option is more indicative of the options expected volatility in the future.  The risk-free interest rate is based on the U.S. Treasury zero-coupon rates with a remaining term equal to the expected term of the option. SFAS 123-R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Based on past history of actual performance, a zero forfeiture rate has been assumed.

Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with SFAS No.  128, “Earnings Per Share.”  Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share adjusts basic earnings per share for the effects of stock options, restricted common stock, and other potentially dilutive financial instruments, only in the periods in which the effects are dilutive.

The following securities have been excluded from the diluted earnings (loss) per share computation because the impact of the assumed exercise of stock options and vesting of restricted stock would have been anti-dilutive:

	2007	2006
Options to purchase common stock	200,000	275,000
Unvested restricted stock	15,518	20,000
Total	215,518	295,000

Income Taxes

The Company is subject to U.S. federal, various state and international income taxes. The Company is generally no longer subject to income tax examinations by U.S. federal, state and international tax authorities for years before 2001.

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. At December 31, 2007, our deferred tax assets, net of deferred tax liabilities and valuation allowance, were $111,000. The majority of our NOLs begin to expire in 2023 and thereafter.

SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion more likely than not will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience and expectations of future taxable income by taxing jurisdiction, the carry-forward periods available to us for tax reporting purposes, and other relevant factors.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. The Interpretation prescribes a recognition and measurement method for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes.

Based on a review of our tax positions, the Company was not required to record a liability for unrecognized tax benefits as a result of adopting FIN 48 on January 1, 2007.  Further, there has been no change during the year ended December 31, 2007.  Accordingly, we have not accrued any interest and penalties through the year ended December 31, 2007.

Concentration of Risk

In 2007, two separate electronics manufacturing companies accounted for approximately $9,589,000 of revenue, or 24.3% of MtronPTI’s total revenues from continuing operations, compared to approximately 10.6% for MtronPTI’s largest customer in 2006.  (No other customers accounted for more than 10% of its 2007 revenues from continuing operations.) Sales to its ten largest customers accounted for approximately 64.7% of revenues from continuing operations in 2007, compared to approximately 58.6% of revenues from continuing operations for 2006.

In 2007, approximately 15.7% of MtronPTI’s revenue was attributable to finished products that were manufactured by an independent contract manufacturer located in both Korea and China compared to 15.9% for 2006.  We expect this manufacturer to account for a smaller but substantial portion of MtronPTI’s revenues in 2008 and a material portion of MtronPTI’s revenues for the next several years.  MtronPTI does not have a written, long-term supply contract with this manufacturer.  If this manufacturer becomes unable to provide products in the quantities needed, or at acceptable prices, MtronPTI would have to identify and qualify acceptable replacement manufacturers or manufacture the products internally.  Due to specific product knowledge and process capability, MtronPTI could encounter difficulties in locating, qualifying and entering into arrangements with replacement manufacturers.  As a result, a reduction in the production capability or financial viability of this manufacturer, or a termination of, or significant interruption in, MtronPTI’s relationship with this manufacturer, may adversely affect MtronPTI’s results of operations and our financial condition.

Segment Information

The Company reports segment information in accordance with SFAS No.  131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”).  SFAS 131 requires companies to report financial and descriptive information for each operating segment based on management’s internal organizational decision-making structure.  See Note 12 to the Consolidated Financial Statements - “Segment Information” - for the detailed presentation of the Company’s business segment.

Impairments of Long-Lived Assets

Long-lived assets, including intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Management assesses the recoverability of the cost of the assets based on a review of projected undiscounted cash flows.  If an asset is held for sale, management reviews its estimated fair value less cost to sell.  Fair value is determined using pertinent market information, including appraisals or broker’s estimates, and/or projected discounted cash flows. In the event an impairment loss is identified, it is recognized based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset.

In June 2007, the Company determined that certain assets of its subsidiary, Lynch Systems, were impaired based upon the criteria in SFAS No. 144 and recognized an impairment loss of $905,000, which represented the difference in carrying value of the Lynch Systems’ land and building and building improvements and their estimated fair value.

Financial Instruments

Cash and cash equivalents, restricted cash, trade accounts receivable, short-term borrowings, and trade accounts payable are carried at cost which approximates fair value due to the short-term maturity of these instruments.  The carrying amount of the Company’s borrowings under its revolving line of credit approximates fair value, as the obligation bears interest at a floating rate.  The fair value of other long-term obligations approximates cost based on borrowing rates for similar instruments.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, investments and trade accounts receivable.

The Company maintains cash and cash equivalents and short-term investments with various financial institutions.  These financial institutions are located throughout the country and the Company’s policy is designed to limit exposure to any one institution.  The Company believes that these financial institutions are of high credit standing.

The Company has also entered into an interest rate swap in relation to one of its long-term debt agreements for which it has accounted for this swap as a cash flow hedge (see Note 4).

Foreign Currency Translation

The assets and liabilities of international operations are remeasured at the exchange rates in effect at the balance sheet date for monetary assets and liabilities and at historical rates for non-monetary assets and liabilities, with the related remeasurement gains or losses reported within the Consolidated Statement of Operations. The results of international operations are remeasured at the monthly average exchange rates. The Company’s foreign subsidiaries and respective operations’ functional currency is the U.S. dollar.  The Company has determined this based upon the majority of transactions with customers as well as inter-company transactions and parental support being based in U.S. dollars.

Guarantees

At December 31, 2007, the Company guaranteed (unsecured) the RBC loan of MtronPTI.  As of December 31, 2007, the outstanding balance under this loan was $2,894,000.

There are no other financial, performance, indirect guarantees or indemnification agreements.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those years. However, on November 14, 2007, the FASB provided a one-year deferral of the implementation for other nonfinancial assets and liabilities. The standard is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to elect to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The provisions of this standard will be effective for the Company’s 2008 fiscal year. The standard is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in earnings, not goodwill; changes the recognition and timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations occurring in fiscal years beginning after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. We currently do not have significant minority interests in our consolidated subsidiaries.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This new standard enhances disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008. The Company is currently assessing the impact of the adoption of SFAS No. 161 on its consolidated financial statements.

2.	Restatement of Consolidated Financial Statements (Unaudited as to Quarterly Amounts)

The Company’s management determined that it had improperly assessed the functional currency of one of its foreign subsidiaries.  Upon subsequent review, the Company determined that the foreign subsidiary’s functional currency was the Company’s reporting currency and any net effects from the remeasurement process should be recorded within the Consolidated Statements of Operations.  The Company has since corrected the error in its determination of its foreign subsidiary’s functional currency.

The Company’s management also identified errors in the Company’s previously reported depreciation expense for fiscal year 2006, as well as years prior to 2006, and the first two quarters of 2007.  As a result of an error in the depreciation computation, the Company had incorrectly recognized too much depreciation expense during each respective period during fiscal 2006 and the first two quarters of 2007.

In addition, during the Company’s 2007 annual review of financial results and application of financial controls, management identified that an impairment of certain assets of one of its subsidiaries, Lynch Systems, existed as of June 2007 primarily triggered by the Company’s sale of Lynch Systems.  The Company determined that there were impairment indicators in place as of June 2007 based upon criteria defined within SFAS 144 and that the carrying value of the identified asset group exceeded its estimated fair value as of June 30, 2007.  In error, the Company did not record an impairment of the Lynch Systems’ assets.  Accordingly, an impairment loss of $905,000, which represented the difference in carrying value of the Lynch Systems’ land and building and building improvements and the asset groups’ estimated fair value, has now been recorded in June 2007.

As discussed above, the accounting treatments that had been originally afforded to certain transactions were in error and that certain accounting errors had been made during the first two quarters of 2007, fiscal year 2006 as well as years prior to 2006.  Accordingly, accumulated deficit as previously reported as of December 31, 2005 has been restated and reduced by approximately $108,000, consisting of $89,000 related to foreign currency remeasurement gains and $19,000 related to depreciation expense corrections.

There is no difference between the gross adjustments arising out of the restatement described above and the net effect of such adjustments after taxes.  The Company, during all restated reporting periods, maintained a full valuation allowance against its net deferred tax assets.  Thus, any incremental change in income tax expense/benefit arising out of the restatement would be offset by a commensurate change in the Company’s valuation allowance against its deferred tax assets.

The effect on the fiscal year ended December 31, 2006 was to recognize a net $91,000 increase in income, which is comprised of $86,000 included within other income (expense) related to foreign currency remeasurement gains, and $5,000 as a reduction to manufacturing cost of sales, related to a reduction in depreciation expense.  For fiscal 2006, the net effect of the foreign currency remeasurement and depreciation expense adjustments on basic and diluted net income per common share was an increase of $0.04.  The net effect of the foreign currency remeasurement and depreciation expense adjustments on basic and diluted income per common share from continuing operations was an increase of $0.04.

Consolidated Balance Sheet Adjustments

The following is a summary of the adjustments to our previously issued consolidated balance sheet as of December 31, 2006 and subsequent reconciliation of certain prior year amounts in the accompanying consolidated financial statements that have been reclassified to conform to the current year presentation (in thousands, except share amounts):

	As Reported	Adjustments	Restated	Reclassifications	Restated and Reclassified
Assets
Current Assets:
Cash and cash equivalents	$4,429	$--	$4,429	$--	$4,429
Restricted cash	96	--	96	--	96
Investments - marketable securities	2,610	--	2,610	--	2,610
Accounts receivable, net of allowance of $808 ($132 reclassified)	6,976	--	6,976	(504)	6,472
Unbilled accounts receivable	227	--	227	(227)	--
Inventories	8,906	--	8,906	(2,801)	6,105
Prepaid expense and other assets	369	--	369	(104)	265
Assets of Discontinued Operations	--	--	--	3,788	3,788
Total Current Assets	23,613	--	23,613	152	23,765
Property, Plant and Equipment
Land	855	--	855	--	855
Buildings and improvements	5,770	--	5,770	--	5,770
Machinery and equipment	15,358	4	15,362	(3,352)	12,010
Total Property, Plant and Equipment	21,983	4	21,987	(3,352)	18,635
Less: Accumulated depreciation	(15,218)	24	(15,194)	3,160	(12,034)
Net Property, Plant, and Equipment	6,765	28	6,793	(192)	6,601
Deferred Income Taxes	111	--	111	--	111
Other assets	468	--	468	40	508
Total Assets	$30,957	$28	$30,985	$--	$30,985

Liabilities And Shareholders' Equity
Current Liabilities:
Notes payable to bank	$2,256	$--	$2,256	$(900)	$1,356
Trade accounts payable	2,796	--	2,796	(281)	2,515
Accrued warranty expense	181	--	181	(181)	--
Accrued compensation expense	1,492	--	1,492	451	1,943
Accrued professional fees	562	--	562	(177)	385
Accrued income taxes	23	--	23	(23)	--
Other accrued expenses	1,352	--	1,352	(739)	613
Customer advances	461	--	461	(461)	--
Current maturities of long-term debt	2,027	--	2,027	--	2,027
Liabilities of Discontinued Operations	--	--	--	2,311	2,311
Total Current Liabilities	11,150	--	11,150	--	11,150
Long-term debt	3,100	--	3,100	--	3,100
Total Liabilities	14,250	--	14,250	--	14,250

	As Reported	Adjustments	Restated	Reclassifications	Restated and Reclassified
Commitments and Contingencies

Shareholders' Equity:
Common stock, $0.01 par value -- 10,000,000 shares authorized; 2,188,510 shares issued; 2,154,702 shares outstanding	22	--	22	--	22
Additional paid-in capital	21,081	--	21,081	--	21,081
Accumulated deficit	(5,711)	199	(5,512)	--	(5,512)
Accumulated other comprehensive income	1,961	(171)	1,790	--	1,790
Treasury stock, at cost, of 33,808 shares	(646)	--	(646)	--	(646)
Total Shareholders' Equity	16,707	28	16,735	--	16,735
Total Liabilities and Shareholders' Equity	$30,957	$28	$30,985	$--	$30,985

Consolidated Statement of Operations Adjustments

The following is a summary of the adjustments to our previously issued consolidated statement of operations for the year ended December 31, 2006 and subsequent reconciliation of certain prior year amounts in the accompanying consolidated financial statements that have been reclassified to conform to the current year presentation (in thousands, except share amounts):

	As Reported	Adjustments	Restated	Reclassifications	Restated and Reclassified
Revenues	$49,300	$--	$49,300	$(7,751)	$41,549
Costs and expenses:
Manufacturing cost of sales	35,747	(5)	35,742	(6,445)	29,297
Selling and administrative	14,101	--	14,101	(3,203)	10,898
Operating Profit (Loss)	(548)	5	(543)	1,897	1,354
Other income (expense):
Investment income	1,750	--	1,750	2	1,752
Interest expense	(570)	--	(570)	105	(465)
Other income	7	86	93	(14)	79
Total other income	1,187	86	1,273	93	1,366
Income From Continuing Operations Before Income Taxes	639	91	730	1,990	2,720
Benefit for income taxes	226	--	226	--	226
Income from Continuing Operations	865	91	956	1,990	2,946
Discontinued Operations:
Loss from discontinued operations	--	--	--	(1,990)	(1,990)

Net Income	$865	$91	$956	$--	$956

	As Reported	Adjustments	Restated	Reclassifications	Restated and Reclassified
Weighted average number of shares used in basic and diluted EPS calculation	2,154,702	2,154,702	2,154,702	2,154,702	2,154,702
Basic and diluted income per common share from continuing operations	N/A	N/A	N/A	$1.37	$1.37
Basic and diluted loss per common share from discontinued operations	N/A	N/A	N/A	$(0.93)	$(0.93)
Basic and diluted net income per common share	$0.40	$0.04	$0.44	N/A	$0.44

Consolidated Statement of Cash Flows Adjustments

The following is a summary of the adjustments to our previously issued consolidated statement of cash flows for the year ended December 31, 2006 and subsequent reconciliation of certain prior year amounts in the accompanying consolidated financial statements that have been reclassified to conform to the current year presentation (in thousands, except share amounts):

	As Reported	Adjustments	Restated	Reclassifications	Restated and Reclassified
Operating Activities
Net income	$865	$91	$956	$--	$956
Adjustments to reconcile net income to net cash used in continuing operating activities:
Depreciation	1,193	(5)	1,188	(123)	1,065
Amortization of finite-lived intangible assets	96	--	96	--	96
Gains realized on sale of marketable securities	(1,750)	--	(1,750)	--	(1,750)
Stock based compensation	28	--	28	--	28
Changes in operating assets and liabilities:
Receivables	1,150	--	1,150	(1,263)	(113)
Inventories	(1,861)	--	(1,861)	301	(1,560)
Accounts payable and accrued liabilities	(836)	--	(836)	297	(539)
Other assets/liabilities	(740)	(4)	(744)	(13)	(757)
Cash used in continuing operations	(1,855)	82	(1,773)	(801)	(2,574)
Cash provided by discontinued operations	--	--	--	801	801
Net cash used in operating activities	(1,855)	82	(1,773)	--	(1,773)

	As Reported	Adjustments	Restated	Reclassifications	Restated and Reclassified
Investing Activities
Capital expenditures	(755)	--	(755)	18	(737)
Restricted cash	554	--	554	--	554
Proceeds from sale of marketable securities	2,976	--	2,976	--	2,976
Payment on margin liability on marketable securities	(330)	--	(330)	--	(330)
Purchase of marketable securities	(68)	--	(68)	--	(68)
Cash provided by continuing operations	2,377	--	2,377	18	2,395
Cash used in discontinued operations	--	--	--	(18)	(18)
Net cash provided by investing activities	2,377	--	2,377	--	2,377

Financing Activities
Net repayments of notes payable	(582)	--	(582)	(144)	(726)
Repayment of long-term debt	(1,119)	--	(1,119)	--	(1,119)
Other	96	(82)	14	--	14
Cash used in continuing operations	(1,605)	(82)	(1,687)	(144)	(1,831)
Cash provided by discontinued operations	--	--	--	144	144
Net cash used in financing activities	(1,605)	(82)	(1,687)	--	(1,687)

Decrease in cash and cash equivalents	(1,083)	--	(1,083)	--	(1,083)
Cash and cash equivalents at beginning of year	5,512	--	5,512	--	5,512
Cash and cash equivalents at end of year	$4,429	$--	$4,429	$--	$4,429

Supplemental Disclosure Of Cash Flow Information:
Taxes Paid	$335	$--	$335	$--	$335
Interest Paid	$626	$--	$626	$--	$626

The following tables present unaudited financial information for the first two quarters of 2007, as well as summary balance sheet information for the third quarter of 2007 and the four quarters of 2006, consistent with Article 10 of Regulation S-X. As a result, the quarterly data presented herein does not agree to previously issued quarterly financial statements in our previously filed Forms 10Q.

The effect on the three months ended March 31, 2007 was to recognize a net $174,000 increase in income, which is comprised of $173,000 in income related to foreign currency remeasurement gains and $1,000 as a reduction to manufacturing cost of sales, related to a reduction in depreciation expense.  For the three months ended March 31, 2007, the net effect of the foreign currency remeasurement and depreciation expense adjustments on basic and diluted net income per common share was an increase of $0.08.

The effect on the three months ended June 30, 2007 was to recognize a net $1,077,000 increase in total net loss, which is comprised of $905,000 impairment loss on Lynch Systems’ assets, $173,000 in expense related to foreign currency remeasurement losses and $1,000 as a reduction to manufacturing cost of sales, related to a reduction in depreciation expense.  For the three months ended June 30, 2007, the net effect of the foreign currency remeasurement and depreciation expense adjustments on basic and diluted net loss per common share was an increase of $0.08.  The net effect of the foreign currency remeasurement and depreciation expense adjustments on the basic and diluted loss per common share from continuing operations was an increase of $0.08.  In addition, the Company incorrectly classified the net carrying value of select Lynch Systems asset as Assets Held for Sale. This net carrying value of $1,521,000 is reclassified in the tables below.

The effect on the three months ended March 31, 2006 was to recognize a net $16,000 increase in income, which is comprised of $14,000 in income related to foreign currency remeasurement gains and $2,000 as a reduction to manufacturing cost of sales, related to a reduction in depreciation expense.  For the three months ended March 31, 2006, the net effect of the foreign currency remeasurement and depreciation expense adjustments on basic and diluted net income per common share was an increase of $0.01.

The effect on the three months ended June 30, 2006 was to recognize a net $21,000 increase in income, which is comprised of $19,000 in income related to foreign currency remeasurement gains and $2,000 as a reduction to manufacturing cost of sales, related to a reduction in depreciation expense.  For the three months ended June 30, 2006, the net effect of the foreign currency remeasurement and depreciation expense adjustments on basic and diluted net income per common share was an increase of $0.01.

The effect on the three months ended September 30, 2006 was to recognize a net $31,000 decrease in income, which is comprised of $31,000 in expense related to foreign currency remeasurement losses.  For the three months ended September 30, 2006, the net effect of the foreign currency remeasurement adjustment on basic and diluted net income per common share was a decrease of $0.01.

The effect on the three months ended December 31, 2006 was to recognize a net $85,000 reduction in net loss, which is comprised of $84,000 in income related to foreign currency remeasurement gains and $1,000 as a reduction to manufacturing cost of sales, related to a reduction in depreciation expense.  For the three months ended December 31, 2006, the net effect of the foreign currency remeasurement and depreciation expense adjustments on basic and diluted net loss per common share was a decrease of $0.04.

The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the following quarterly results when read in conjunction with the financial statements included elsewhere in this report.  Results of operations for a particular quarter are not necessarily indicative of results of operations for a full fiscal year.

The following table presents a reconciliation of the effects of adjustments made to the Company’s previously reported quarterly condensed consolidated balance sheets for the first two quarters of 2007 (in thousands, except share amounts):

	March 31, 2007 (Unaudited)			June 30, 2007 (Unaudited)
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Assets
Current Assets:
Cash and cash equivalents	$4,662	$--	$4,662	$5,640	$--	$5,640
Restricted cash	1,196	--	1,196	77	--	77
Investments - marketable securities	55	--	55	53	--	53
Accounts receivable, net of allowances of $1,111 and $429, respectively	6,531	--	6,531	6,369	--	6,369
Unbilled accounts receivable	227	--	227	--	--	--
Due from Olivotto	--	--	--	250	--	250
Inventories	8,012	--	8,012	5,172	--	5,172
Prepaid expense and other assets	497	--	497	300	--	300
Assets Held for Sale	--	--	--	1,521	(1,521)	--
Assets of Discontinued Operations	--	--	--	457	--	457
Total Current Assets	21,180	--	21,180	19,839	(1,521)	18,318
Property, Plant and Equipment
Land	855		855	635	63	698
Buildings and improvements	5,770		5,770	2,761	2,259	5,020
Machinery and equipment	15,401	4	15,405	12,065	4	12,069
Total Property, Plant and Equipment	22,026	4	22,030	15,461	2,326	17,787
Less: Accumulated depreciation	(15,521)	26	(15,495)	(10,989)	(1,598)	(12,587)
Net Property, Plant, and Equipment	6,505	30	6,535	4,472	728	5,200
Deferred Income Taxes	111	--	111	111	--	111
Other assets	439	--	439	450	--	450
Total Assets	$28,235	$30	$28,265	$24,872	$(793)	$24,079

	March 31, 2007 (Unaudited)			June 30, 2007 (Unaudited)
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Liabilities And Shareholders' Equity
Current Liabilities:
Notes payable to bank	$1,930	$--	$1,930	$2,161	$--	$2,161
Trade accounts payable	2,217	--	2,217	2,194	--	2,194
Accrued warranty expense	87	--	87	--	--	--
Accrued compensation expense	1,837	--	1,837	1,074	--	1,074
Accrued income taxes	38	--	38	26	--	26
Accrued professional fees	284	--	284	356	--	356
Other accrued expenses	752	--	752	440	81	521
Customer advances	684	--	684	--	--	--
Current maturities of long-term debt	1,833	--	1,833	1,565	--	1,565
Liabilities of Discontinued Operations	--	--	--	497	--	497
Total Current Liabilities	9,662	--	9,662	8,313	81	8,394
Long-term debt	2,987	--	2,987	2,951	--	2,951
Total Liabilities	12, 649	--	12,649	11,264	81	11,345

Commitments and Contingencies

Shareholders' Equity:
Common stock, $0.01 par value -- 10,000,000 shares authorized; 2,188,510 shares issued; 2,154,702 shares outstanding	22	--	22	22	--	22
Additional paid-in capital	21,102	--	21,102	21,130	--	21,130
Accumulated deficit	(5,238)	374	(4,864)	(6,911)	(876)	(7,787)
Accumulated other comprehensive income	346	(344)	2	13	2	15
Treasury stock, at cost, of 33,808 shares	(646)	--	(646)	(646)	--	(646)
Total Shareholders' Equity	15,586	30	15,616	13,608	(874)	12,734
Total Liabilities and Shareholders' Equity	$28,235	$30	$28,265	$24,872	$(793)	$24,079

For the three month period ended September 30, 2007, the carry forward effect of any adjustments noted above would be immaterial to the period’s condensed consolidated statements of operations.  The carry forward effect of the adjustments noted above to the condensed consolidated balance sheet as of September 30, 2007 for the affected balances are as follows (in thousands):

	September 30, 2007 (Unaudited)
	As Reported	Adjustments	As Restated
Assets Held for Sale	$1,502	$(1,502)	$--
Property, Plant and Equipment:
Land	$635	$63	$698
Buildings and improvements	2,761	2,259	5,020
Accumulated depreciation	(11,279)	(1,598)	(12,877)

Shareholders' Equity:
Accumulated deficit	$(7,505)	874	$(6,629)

The following table presents a reconciliation of the effects of adjustments made to the Company’s previously reported quarterly condensed consolidated balance sheets for the three quarters of 2006 (in thousands, except share amounts):

	March 31, 2006 (Unaudited)			June 30, 2006 (Unaudited)
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Assets
Current Assets:
Cash and cash equivalents	$3,465	$--	$3,465	$2,840	$--	$2,840
Restricted cash	650	--	650	650	--	650
Investments - marketable securities	3,242	--	3,242	2,930	--	2,930
Accounts receivable, net of allowances of $300 and $715, respectively	7,653	--	7,653	7,232	--	7,232
Unbilled accounts receivable	1,880	--	1,880	2,675	--	2,675
Inventories	7,250	--	7,250	8,828	--	8,828
Prepaid expense and other assets	509	--	509	556	--	556
Total Current Assets	24,649	--	24,649	25,711	--	25,711
Property, Plant and Equipment
Land	855	--	855	855	--	855
Buildings and improvements	5,767	--	5,767	5,770	--	5,770
Machinery and equipment	14,659	2	14,661	14,940	(3)	14,937
Total Property, Plant and Equipment	21,281	2	21,283	21,565	(3)	21,562
Less: Accumulated depreciation	(14,332)	19	(14,313)	(14,615)	21	(14,594)
Net Property, Plant, and Equipment	6,949	21	6,970	6,950	18	6,968
Deferred Income Taxes	111	--	111	112	--	112
Other assets	564	--	564	547	--	547
Total Assets	$32,273	$21	$32,294	$33,320	$18	$33,338

	March 31, 2006 (Unaudited)			June 30, 2006 (Unaudited)
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Liabilities And Shareholders' Equity
Current Liabilities:
Notes payable to bank	$2,381	$--	$2,381	$3,118	$--	$3,118
Trade accounts payable	2,739	--	2,739	3,500	--	3,500
Accrued warranty expense	365	--	365	232	--	232
Accrued compensation expense	1,567	--	1,567	1,567	--	1,567
Accrued income taxes	742	--	742	127	--	127
Accrued professional fees	292	--	292	292	--	292
Other accrued expenses	1,233	--	1,233	661	--	661
Commitments and contingencies	34	--	34	--	--	--
Customer advances	1,403	--	1,403	1,463	--	1,463
Current maturities of long-term debt	845	--	845	854	--	854
Total Current Liabilities	11,601	--	11,601	11,814	--	11,814
Long-term debt	4,835	--	4,835	4,638	--	4,638
Total Liabilities	16,436	--	16,436	16,452	--	16,452

Commitments and Contingencies

Shareholders' Equity:
Common stock, $0.01 par value -- 10,000,000 shares authorized; 2,188,510 shares issued; 2,154,702 shares outstanding	22	--	22	22	--	22
Additional paid-in capital	21,053	--	21,053	21,053	--	21,053
Accumulated deficit	(6,210)	124	(6,086)	(5,116)	145	(4,971)
Accumulated other comprehensive income	1,618	(103)	1,515	1,555	(127)	1,428
Treasury stock, at cost, of 33,808 shares	(646)	--	(646)	(646)	--	(646)
Total Shareholders' Equity	15,837	21	15,858	16,868	18	16,886
Total Liabilities and Shareholders' Equity	$32,273	$21	$32,294	$33,320	$18	$33,338

	September 30, 2006 (Unaudited)
	As Reported	Adjustments	As Restated
Assets
Current Assets:
Cash and cash equivalents	$3,989	$--	$3,989
Restricted cash	650	--	650
Investments - marketable securities	2,548	--	2,548
Accounts receivable, net of allowance of $715	8,701	--	8,701
Unbilled accounts receivable	586	--	586
Inventories	9,291	--	9,291
Prepaid expense and other assets	568	--	568
Total Current Assets	26,333	--	26,333
Property, Plant and Equipment
Land	855	--	855
Buildings and improvements	5,770	--	5,770
Machinery and equipment	15,115	(3)	15,112
Total Property, Plant and Equipment	21,740	(3)	21,737
Less: Accumulated depreciation	(14,909)	21	(14,888)
Net Property, Plant, and Equipment	6,831	18	6,849
Deferred Income Taxes	111	--	111
Other assets	469	--	469
Total Assets	$33,744	$18	$33,762

Liabilities And Shareholders' Equity
Current Liabilities:
Notes payable to bank	$3,403	$--	$3,403
Trade accounts payable	3,408	--	3,408
Accrued warranty expense	208	--	208
Accrued compensation expense	1,787	--	1,787
Accrued income taxes	391	--	391
Accrued professional fees	471	--	471
Other accrued expenses	1,017	--	1,017
Customer advances	532	--	532
Current maturities of long-term debt	879	--	879
Total Current Liabilities	12,096	--	12,096
Long-term debt	4,423	--	4,423
Total Liabilities	16,519	--	16,519

September 30, 2006 (Unaudited)
As Reported	Adjustments	As Restated
Commitments and Contingencies

Shareholders' Equity:
Common stock, $0.01 par value -- 10,000,000 shares authorized; 2,188,510 shares issued; 2,154,702 shares outstanding	22	--	22
Additional paid-in capital	21,053	--	21,053
Accumulated deficit	(4,808)	114	(4,694)
Accumulated other comprehensive income	1,604	(96)	1,508
Treasury stock, at cost, of 33,808 shares	(646)	--	(646)
Total Shareholders' Equity	17,225	18	17,243
Total Liabilities and Shareholders' Equity	$33,744	$18	$33,762

The following table presents a reconciliation of the effects of adjustments made to the Company’s previously reported quarterly condensed consolidated statements of operations for the first two quarters of 2007 (in thousands, except share amounts):

	March 31, 2007 (Unaudited)			June 30, 2007 (Unaudited)
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Revenues	$10,667	$--	$10,667	$10,014	$--	$10,014
Costs and expenses:
Manufacturing cost of sales	8,307	(1)	8,306	7,477	(1)	7,476
Selling and administrative	3,248	--	3,248	2,674	--	2,674
Impairment loss on Lynch Systems’ assets	--	--	--	--	905	905
Operating Loss	(888)	1	(887)	(137)	(904)	(1,041)
Other income (expense):
Investment income	1,526	--	1,526	--	--	--
Interest expense	(96)	--	(96)	(91)	--	(91)
Gain on sale of land	--	--	--	88	--	88
Other income (expense)	(10)	173	163	(29)	(173)	(202)
Total other income (expense)	1,420	173	1,593	(32)	(173)	(205)
Income (Loss) From Continuing Operations Before Income Taxes	532	174	706	(169)	(1,077)	(1,246)
Benefit (Provision) for income taxes	(58)	--	(58)	108	--	108
Income (Loss) From Continuing Operations	474	174	648	(61)	(1,077)	(1,138)
Discontinued Operations:
Loss from discontinued operations	--	--	--	(803)	--	(803)
Loss on sale of Lynch Systems	--	--	--	(982)	--	(982)
Loss from discontinued operations	--	--	--	(1,785)	--	(1,785)

Net Income (Loss)	$474	$174	$648	$(1,846)	$(1,077)	$(2,923)

March 31, 2007 (Unaudited)			June 30, 2007 (Unaudited)
As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Weighted average number of shares used in basic, diluted EPS calculation	2,154,702	2,154,702	2,154,702	2,154,702	2,154,702	2,154,702
Basic and diluted income (loss) per common share from continuing operations	N/A	N/A	N/A	$(0.03)	$(0.50)	$(0.53)
Basic and diluted loss per common share from discontinued operations	N/A	N/A	N/A	$(0.83)	$0.00	$(0.83)
Basic and diluted net income (loss) per common share	$0.22	$0.08	$0.30	$(0.86)	$(0.50)	$(1.36)

The following table presents a reconciliation of the effects of adjustments made to the Company’s previously reported quarterly condensed consolidated statements of operations for the four quarters of 2006 (in thousands, except share amounts):

	March 31, 2006 (Unaudited)			June 30, 2006 (Unaudited)
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Revenues	$12,091	$--	$12,091	$13,146	$--	$13,146
Costs and expenses:
Manufacturing cost of sales	8,544	(2)	8,542	9,032	(2)	9,030
Selling and administrative	3,161	--	3,161	3,656	--	3,656
Operating Income	386	2	388	458	2	460
Other income (expense):
Investment income	235	--	235	283	--	283
Interest expense	(163)	--	(163)	(179)	--	(179)
Other income (expense)	(8)	14	6	--	19	19
Total other income	64	14	78	104	19	123
Income Before Income Taxes	450	16	466	562	21	583
Benefit (provision) for income taxes	(84)	--	(84)	(63)	--	(63)

Net Income	$366	$16	$382	$499	$21	$520

Weighted average number of shares used in basic, diluted EPS calculation	2,154,702	2,154,702	2,154,702	2,154,702	2,154,702	2,154,702
Basic and diluted net income per common share	$0.17	$0.01	$0.18	$0.23	$0.01	$0.24

	September 30, 2006 (Unaudited)			December 31, 2006 (Unaudited)
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Revenues	$13,038	$--	$13,038	$11,025	$--	$11,025
Costs and expenses:
Manufacturing cost of sales	9,575	--	9,575	8,596	(1)	8,595
Selling and administrative	3,492	--	3,492	3,792	--	3,792
Operating Loss	(29)	--	(29)	(1,363)	1	(1,362)
Other income (expense):
Investment income	711	--	711	521	--	521
Interest expense	(151)	--	(151)	(77)	--	(77)
Other income (expense)	(17)	(31)	(48)	32	84	116
Total other income	543	(31)	512	476	84	560
Income (Loss) Before Income Taxes	514	(31)	483	(887)	85	(802)
Benefit (Provision) for income taxes	389	--	389	(16)	--	(16)

Net Income (Loss)	$903	$(31)	$872	$(903)	$85	$(818)

Weighted average number of shares used in basic, diluted EPS calculation	2,154,702	2,154,702	2,154,702	2,154,702	2,154,702	2,154,702
Basic and diluted net income (loss) per common share	$0.42	$(0.01)	$0.41	$(0.42)	$0.04	$(0.38)

3.	Inventories

Inventories are stated at the lower of cost or market value.  At MtronPTI, inventories are valued using the first-in-first-out (FIFO) method for 70.5% and 72.9% of the inventory, for 2007 and 2006, respectively, and the remaining 29.5% and 27.1%, for 2007 and 2006, respectively, is valued using last-in-first-out (LIFO).  The Company reduces the value of its inventory to market value when the value is believed to be less than the cost of the item.

	December 31,
	2007	2006
	(in thousands)
Raw materials and supplies	$2,306	$2,575
Work in progress	1,498	1,693
Finished goods	1,377	1,837
Total	$5,181	$6,105

Current cost exceeded the LIFO value of inventory by $266,000 and $334,000 at December 31, 2007 and 2006, respectively.

4.	Note Payable To Banks And Long-Term Debt

Note payable to banks and long-term debt is comprised of:

	December 31,
	2007	2006
	(in thousands)
Note Payable:
Mtron revolving loan (First National Bank of Omaha (“FNBO”)) at 30-day LIBOR plus 2.1%; 7.35% at December 31, 2007, due June 2008	$1,035	$1,356

Long-Term Debt:
Mtron term loan (RBC) due October 2010. The note bears interest at LIBOR Base Rate plus 2.75%. Interest rate swap converts loan to a fixed rate, at 7.51% at December 31, 2007	$2,894	$2,964
Mtron term loan (FNBO) at 30-day LIBOR plus 2.1%; 6.92% at December 31, 2007, due August 2010	1,430	1,287
Mtron commercial bank term loan at variable interest rates, paid in full during 2007	--	239
South Dakota Board of Economic Development at a fixed rate of 3%, paid in full during 2007	--	250
Yankton Areawide Business Council loan at a fixed interest rate of 5.5%, paid in full during 2007	--	65
Rice University Promissory Note at a fixed interest rate of 4.5%, due August 2009	130	203
Smythe Estate Promissory Note at a fixed interest rate of 4.5%, paid in full during 2007	--	119
	4,454	5,127
Current maturities	(419)	(2,027)
Long Term Debt	$4,035	$3,100

MtronPTI maintains its own short-term line of credit facilities.  In general, the credit facilities are collateralized by property, plant and equipment, inventory, receivables and common stock of certain subsidiaries and contain certain covenants restricting distributions to the Company as well as various financial covenant restrictions.

At December 31, 2007, Mtron’s short-term credit facility with First National Bank of Omaha (“FNBO”) is $5,500,000, under which there is a revolving credit loan for $1,035,000.  The Revolving Loan bears interest at 30-day LIBOR plus 2.1% (7.35% at December 31, 2007).   On August 1, 2007, Mtron amended its credit agreement with FNBO which adjusted the interest rate and has a due date for its revolving loan principal amount of June 30, 2008 with interest only payments due monthly.

The Company had $4,465,000 of unused borrowing capacity under its revolving lines of credit at December 31, 2007, compared to $6,744,000 at December 31, 2006.

On September 30, 2005, MtronPTI entered into a Loan Agreement with RBC Centura Bank (“RBC”).  The RBC Term Loan Agreement provided for a loan in the amount of $3,040,000 (the “RBC Term Loan”).  The RBC Term Loan bears interest at LIBOR Base Rate plus 2.75% and is to be repaid in monthly installments based on a twenty year amortization, with the then remaining principal balance to be paid on the fifth anniversary of the RBC Term Loan.  The RBC Term Loan is collateralized by a mortgage on PTI’s premises.  In connection with this RBC Term Loan, MtronPTI entered into a five-year interest rate swap from which it will receive periodic payments at the LIBOR Base Rate and make periodic payments at a fixed rate of 7.51% with monthly settlement and rate reset dates.  The Company has designated this swap as a cash flow hedge in accordance with FASB 133 “Accounting for Derivative Instruments and Hedging Activities.”  The interest rate swap’s notional amount is for the entire outstanding balance.  The fair value of the interest rate swap at December 31, 2007 is ($80,000) net of any tax effect, and is included in ”other accrued expenses” on the consolidated balance sheet and  $14,000 net of any tax effect at December 31, 2006 and is included in “other assets” on the consolidated balance sheet.  The value is reflected in other comprehensive income (loss), net of any tax effect.

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

On October 14, 2004, MtronPTI, entered into a Loan Agreement with FNBO.  The FNBO Loan Agreement provided for a loan in the amount of $2,000,000 (the “Term Loan”).  The FNBO Term Loan has been subsequently amended, with the most recent amendment dated August 1, 2007.  Under the recent amendment, the Term Loan was for $1,500,000 and bears interest at 30-day LIBOR plus 2.1% and is repaid in monthly installments of $30,000, with the then remaining principal balance plus accrued unpaid interest to be paid on August 30, 2010.  In January 2008, the Company entered into an interest rate swap agreement with FNBO fixing the interest rate at 5.60% through the life of the Term Loan amendment.

Debt outstanding at December 31, 2007 included $3,024,000 of fixed rate debt at year-end weighted average interest rate of 7.38% (after considering the effect of the interest rate swap) and variable rate debt of $2,465,000 at a year end average rate of 7.10%.

Aggregate principal maturities of long-term debt for each of the next five years based upon payment terms and interest rates in effect at December 31, 2007 are as follows:

2008 - $419,000; 2009 - $420,000; and 2010 - $3,615,000.

5.	Related Party Transactions

At December 31, 2007, the Company had $5,233,000 of cash and cash equivalents compared with $4,429,000 at December 31, 2006.  Of this amount, $1,095,000 at December 31, 2007 is invested in United States Treasury money market funds for which affiliates of the Company serve as investment managers to the respective funds, compared to $2,040,000 at December 31, 2006.

6.	Stock Option Plans

Effective January 1, 2006, SFAS 123-R applies to new awards and to awards modified, repurchased or cancelled after the effective date as well as to the unvested portion of awards outstanding as of the effective date.  The Company uses the Black-Scholes-Merton option-pricing model to value stock option grants under SFAS 123-R with the assumptions disclosed in Note 1 under Stock Based Compensation and Earnings Per Share, applying the modified prospective method for existing grants which requires the Company to value stock options prior to its adoption of SFAS 123-R under the fair value method and expense the value over the requisite service period. The Company did not grant any stock options during the years ended December 31, 2007 or 2006.

On May 26, 2005, the Company’s shareholders approved amendments to the 2001 Equity Incentive Plan to increase the total number of shares of the Company’s common stock available for issuance from 300,000 to 600,000 shares and to add provisions that require terms and conditions of awards to comply with section 409A of the Internal Revenue Code of 1986.  Also on May 26, 2005, the Company granted options to purchase 120,000 shares of Company common stock to certain employees and directors of the Company at $13.17 per share.  These options were fully vested in 2005, are anti-dilutive, and expire at the earlier of May 25, 2010 or 90 days following the termination or resignation of employment.  Of these 120,000 options, at December 31, 2007, 20,000 remain outstanding.  Also outstanding at December 31, 2007, are 180,000 options granted in 2001 to a former Chief Executive Officer at $17.50 per share.  These options are also anti-dilutive and they expire on October 1, 2009.  Total options outstanding at December 31, 2007, are 200,000 as summarized in the following table:

Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable
$17.50	180,000	1.8	180,000
$13.17	20,000	2.4	20,000
Total	200,000		200,000

The following table summarizes information about stock options outstanding and exercisable at December 31, 2007 and 2006 as well as activity during the years then ended:

	Number of Stock Options	Weighted Average Exercise price	Weighted Average Years Remaining
Outstanding at December 31, 2005	300,000	$15.77	3.9
Granted during 2006	-	-	-
Exercised during 2006	-	-	-
Forfeited or expired during 2006	(25,000)	13.17	-
Outstanding at December 31, 2006	275,000	16.01	2.9
Granted during 2007	-	-	-
Exercised during 2007	-	-	-
Forfeited or expired during 2007	(75,000)	13.17	-
Outstanding at December 31, 2007	200,000	$17.07	1.8
Exercisable at December 31, 2007	200,000	$17.07	1.8
Vested at December 31, 2007	200,000	$17.07	1.8

There were no options granted during the years ended December 31, 2007 and 2006.  At December 31, 2007, the aggregate intrinsic value of options outstanding and options exercisable was zero because the market value of the underlying stock was below the average exercise price of all options.

7.	Shareholders’ Equity

On August 31, 2007, The LGL Group, Inc., an Indiana corporation  ("LGL Indiana") was merged (the "Merger") with and into its wholly-owned subsidiary, The LGL Group, Inc., a Delaware corporation ("LGL Delaware"), pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated August 28, 2007 and approved by the shareholders of LGL Indiana at its 2007 Annual Meeting of Shareholders held on August 28, 2007. As a result of the Merger, LGL Indiana and LGL Delaware became a single corporation named The LGL Group, Inc., existing under and governed by the laws of the State of Delaware  (the  "Surviving Entity").

Under the terms of the Merger, each share of common stock of LGL Indiana issued and outstanding was exchanged for one share of common stock of LGL Delaware, such that all former holders of securities of LGL Indiana are now holders of securities of the Surviving Entity.  As no physical exchange of certificates is required in connection with the Merger, certificates formerly representing shares of issued and outstanding common stock of LGL Indiana are deemed to represent the same number of shares of common stock of the Surviving Entity.  The result of the transaction had no accounting effect.

Additionally, under the terms of the Merger, the Certificate of Incorporation   and By-Laws of LGL Delaware   became the   Certificate   of Incorporation and By-Laws of the Surviving Entity (the "Formation Documents"), and the directors and officers of LGL Indiana immediately prior to the Merger became the directors and officers of the Surviving Entity.

Both MtronPTI and Lynch Systems have plans that provide certain former shareholders with Stock Appreciation Rights (SARs).  These SARs are fully vested and expire at the earlier of certain defined events, or at various dates from 2008 to 2010.  These SARs provide the participants a certain percentage, ranging from 1-5%, of the increase in the defined value of MtronPTI and Lynch Systems, respectively.  With the sale of Lynch Systems (see Note 1 and 13), the Company paid out any obligation due under the Lynch Systems agreements.  Expense related to the SARs was $4,300 in 2007 and $27,400 in 2006, from continuing operations.  There is a SAR liability at December 31, 2007 of $50,000 compared with $45,000 at December 31, 2006.

In 2006, the Company issued restricted stock to two executives, which are being accounted for under SFAS No.  123R.  Total stock compensation expense recognized by the Company for the year ended December 31, 2007 and 2006 associated with this restricted stock was $79,000 and $28,000, respectively.  Of these grants, a total of 12,500 shares vested in 2007 and were issued from treasury shares to the respective individuals.

8.	Income Taxes

The Company files consolidated federal income tax returns, which includes all U.S. subsidiaries.

The Company has a total net operating loss (“NOL”) carry-forward of $5,378,000 as of December 31, 2007 compared with its net operating loss (“NOL”) carry-forward of $2,746,000 as of December 31, 2006.  This NOL expires through 2027 if not utilized prior to that date.  The Company has research and development credit carry-forwards of approximately $743,000 at December 31, 2007 (compared with $561,000 at December 31, 2006) that can be used to reduce future income tax liabilities and expire principally between 2020 and 2027.  In addition, the Company has foreign tax credit carry-forwards of approximately $230,000 at December 31, 2007 compared with foreign tax credit carry-forwards of approximately $210,000 at December 31, 2006, that are available to reduce future U.S. income tax liabilities subject to certain limitations.  These foreign tax credit carry-forwards expire at various times through 2017.

Deferred income taxes for 2007 and 2006 provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.  Tax effects of temporary differences and carry-forwards at December 31, 2007 and 2006 are as follows:

	December 31, 2007		December 31, 2006
	Deferred Tax		Deferred Tax
	Asset	Liability	Asset	Liability
	(in thousands)
Inventory reserve	$1,287	$--	$1,110	$--
Fixed assets	--	667	--	813
Other reserves and accruals	553	--	601	--
Unrealized gains on marketable securities	--	--	--	695
Undistributed foreign earnings	--	536		473
Other	--	148	--	166
Tax credit carry-forwards	1,084	--	881	--
Tax loss carry-forwards	2,042	--	1,042	--
Total deferred income taxes	4,966	$1,351	3,634	$2,147
Valuation allowance	(3,504)		(1,376)
Net deferred tax asset	$1,462		$2,258

At December 31, 2007 the net deferred tax asset of $111,000 presented in the Company’s balance sheet is comprised of deferred tax assets of $1,462,000 offset by deferred tax liabilities of $1,351,000.  At December 31, 2006 the net deferred tax asset of $111,000 presented in the Company’s balance sheet is comprised of deferred tax assets of $2,258,000 offset by deferred tax liabilities of $2,147,000.  The carrying value of the Company’s net deferred tax asset at December 31, 2007 of $111,000 is equal to the amount of the Company’s carry-forward alternative minimum tax (“AMT”) at that date.  These AMT credits do not expire.

The benefit (provision) for income taxes from continuing operations is summarized as follows:

	2007	2006
	(in thousands)
Current:
Federal	$--	$492
State and local	--	--
Foreign	(135)	(266)
Total Current	(135)	226

Deferred:
Federal	--	--
State and local	--	--
Total Deferred	--	--
	$(135)	$226

A reconciliation of the benefit (provision) for income taxes from continuing operations and the amount computed by applying the statutory federal income tax rate to income before income taxes, minority interest and extraordinary item:

	2007	2006
	(in thousands)

Tax at statutory rate	$143	$(861)
Permanent differences	(46)	(88)
Foreign tax rate differential	(21)	73
State and local taxes, net of federal benefit	--	(12)
Change in tax reserves	--	492
Valuation allowance	(211)	647
Other	--	(25)
	$(135)	$226

The income tax expense for the period ended December 31, 2007 included federal, as well as state, local, and foreign taxes offset by provisions made for certain net operating loss carry-forwards that may not be fully realized.

The income tax benefit for the year ended December 31, 2006 included federal, as well as state, local, and foreign taxes offset by provisions made for certain net operating loss carry-forwards that may not be fully realized.  The income tax benefit also includes a non-recurring reduction to an income tax reserve of $492,000 in the third quarter 2006, which was originally provided for during 2005.

Profit before income taxes from foreign operations was $713,000 and $1,419,000 in 2007 and 2006, respectively.  At December 31, 2007, U.S. income taxes have been provided on approximately $3,927,000 of earnings of the Company’s foreign subsidiaries because these earnings are not considered to be indefinitely reinvested.  As of December 31, 2007, earnings on non-U.S. subsidiaries considered to be indefinitely reinvested totaled $715,000.  No provision for U.S. income taxes has been provided thereon.  Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. taxes reduced by any foreign tax credits available.  It is not practicable to estimate the amount of additional tax that might be payable on this undistributed foreign income.

The valuation allowance increased $2,128,000 from $1,376,000 in 2006 to $3,504,000 at December 31, 2007.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (the “Interpretation”) (“FIN 48”). The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Interpretation is effective for fiscal years beginning after December 15, 2006. We have applied the provisions of the Interpretation effective January 1, 2007 and accordingly, the adoption of the Interpretation did not have a material effect on the Company’s financial condition or results of operations.

In accordance with FIN 48, the Company will recognize any interest and penalties related to unrecognized tax benefits in income tax expense.

At the date of adoption on January 1, 2007, the Company did not have a liability for unrecognized tax benefits.  In addition, the Company did not record any increases or decreases to our liability for unrecognized tax benefits during year  ended December 31, 2007.  Accordingly, the Company has not accrued for any interest and penalties as of December 31, 2007.  The Company does not anticipate any change in its liability for unrecognized tax benefits over the next fiscal year.

The Company files income tax returns in the U.S. federal, various state and Hong Kong jurisdictions. The Company is generally no longer subject to income tax examinations by U.S. federal, state and Hong Kong tax authorities for years before 2001.

9.	Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes the changes in fair value of investments classified as available for sale and the changes in fair values of derivatives designated as cash flow hedges.

For the year ended December 31, 2007, total comprehensive (loss) was ($4,445,000), comprised of other comprehensive  loss of ($1,891,000), plus net loss of ($2,554,000).  Other comprehensive loss included $1,779,000 included in net income from the sale of securities, $20,000 from unrealized losses on available for sale securities and $92,000 from the change in the fair value of the interest rate swap.

For the year ended December 31, 2006, total comprehensive income was $2,000,000, comprised of other comprehensive income of $1,044,000, plus net income of $956,000.  Other comprehensive income included $747,000 included in net income from the sale of securities, $1,777,000 from unrealized gains on available for sale securities and $14,000 from the change in the fair value of the interest rate swap, all net of tax.

The components of accumulated other comprehensive income (loss), net of related tax, at December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006 (Restated)
	(in thousands)
Balance beginning of year	$1,790	$746
Deferred gain (loss) on hedge contract	(92)	14
Unrealized (loss) gain on available-for-sale securities	(20)	1,777
Reclassification adjustment for gains included in operations	(1,779)	(747)
Balance end of year	$(101)	$1,790

	December 31,
	2007	2006 (Restated)
	(in thousands)
Deferred gain (loss) on hedge contract	$(78)	$14
Unrealized (loss) gain on available for-sale securities	(23)	1,776
Accumulated other comprehensive income (loss)	$(101)	$1,790

10.	Employee Benefit Plans

The Company offers a defined contribution plan for eligible employees.  The following table sets forth the consolidated expenses from continuing operations for this plan:

	December 31,
	2007	2006
	(in thousands)

Defined contribution total	$199	$155

Under the MtronPTI defined contribution plan, the Company contributes 50% of the first 6% of eligible compensation contributed by participants.  Participants vest in employer contributions starting after their second year of service at 20% increments vesting 100% in year six.

11.	Commitments And Contingencies

In the normal course of business, subsidiaries of the Company may be defendants in certain product liability, worker claims and other litigation.  The following matters have been resolved; the Company has no litigation pending at this time.

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

On November 3, 2004, the Superior Court granted summary judgment to PACE on the second count of its complaint, based on the Courts’ earlier ruling that the Company was the parent corporation of the Spinnaker Entities.  The Court also issued a separate order that related to the calculation of damages, largely agreeing with the Company on the appropriate method of calculating damages and awarded PACE $653,018 (subsequently modified to $656,020) in severance pay, which is approximately one-half the amount claimed by PACE.  The Superior Court rejected PACE’s claim for pre-judgment interest, but granted its request for attorney fees.

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

Qui Tam Lawsuit

The Company and numerous other parties were named as defendants in a lawsuit originally brought under the so-called “qui tam” provisions of the federal False Claims Act in the United States District Court for the District of Columbia.  The main allegation in the case was that the defendants participated in the creation of “sham” bidding entities that allegedly defrauded the United States Treasury by improperly participating in Federal Communications Commission (“FCC”) spectrum auctions restricted to small businesses, as well as obtaining “bidding credits” in other spectrum auctions allocated to “small” and “very small” businesses.  In May 2006, a tentative settlement was reached pursuant to which the defendants agreed to pay the government $130 million, plus approximately $8.7 million to realtor’s counsel as legal fees and expenses.  In July 2006, the definitive settlement agreements with the government and the realtor were signed and approved by the federal judge hearing the case, and the case was dismissed with prejudice in August 2006.  In entering into the settlement agreements, the Company admitted no liability and the conduct giving rise to the case is expressly excluded as a basis for any future administrative proceedings by the FCC.

Rent Expense

Rent expense under operating leases was $117,000 and $127,000 for the years ended December 31, 2007 and 2006, respectively.  The Company leases certain property and equipment, including warehousing, and sales and distribution equipment, under operating leases that extend from one to two years.  Certain of these leases have renewal options.

Future minimum rental payments under long-term non-cancelable operating leases subsequent to December 31, 2007 are as follows:

(in thousands)
2008	62
2009	26

12.	Segment Information

The Company has one reportable business segment from continuing operations: frequency control devices (quartz crystals and oscillators) that represents products manufactured and sold by MtronPTI.  The Company’s foreign operations in Hong Kong and India exist under MtronPTI.

Operating profit (loss) is equal to revenues less costs of sales, operating expenses, excluding investment income, interest expense, and income taxes.  Identifiable assets of each segment are the assets used by the segment in its operations excluding general corporate assets.  General corporate assets are principally cash and cash equivalents, short-term investments and certain other investments and receivables.

	Years Ended December 31,
	2007	2006 (Restated)
	(in thousands)
Revenues from Continuing Operations
Frequency control devices - USA	$17,187	$20,501
Frequency control devices - Foreign	22,349	21,048
Total consolidated revenues	$39,536	$41,549

Operating Profit (Loss) from Continuing Operations
Frequency control devices	$1,084	$3,077
Unallocated corporate expense	(1,892)	(1,723)
Impairment loss on Lynch Systems’ assets	(905)
Consolidated total operating profit (loss)	(1,713)	1,354
Investment income	1,526	1,752
Interest expense	(306)	(465)
Gain on sale of land	88	--
Other income (expense)	(15)	79
Other income	1,293	1,366
Income (Loss) Before Income Taxes from Continuing Operations	$(420)	$2,720

Capital Expenditures
Frequency control devices	$474	$737
Capital expenditures from discontinued operations	--	18
Consolidated total capital expenditures	$474	$755

Total Assets
Frequency control devices	$17,566	$19,005
General corporate	4,622	6,633
Total assets from discontinued operations and Lynch Systems’ remaining assets	688	5,347
Consolidated total assets	$22,876	$30,985

For years ended December 31, 2007 and 2006, significant foreign revenues from continuing operations (10% or more of foreign sales) were as follows:

	Years Ended December 31,
	2007	2006
	(in thousands)
Frequency Control Devices - Significant
Foreign Revenues
Malaysia	$5,602	$2,262
China	4,256	4,250
Canada	2,673	3,683
Mexico	2,465	1,543
Thailand	2,462	2,114
All other foreign countries	4,891	7,196
Total foreign revenues	$22,349	$21,048

“All other foreign countries” include countries, which individually comprise less than 10% of total foreign revenues.  If a country had significant foreign revenues in any one of the two years presented, the sales to that country are shown for the other years presented even if it is under the 10% threshold.

13.	Discontinued Operations

In June 2007, the Company finalized its sale of certain assets and liabilities of Lynch Systems to a third party as discussed in Note 1.  The assets sold under the Purchase Agreement, as amended, included certain accounts receivable, inventory, machinery and equipment. The Buyer also assumed certain liabilities of Lynch Systems, including accounts payable, customer deposits and accrued warranties. After deduction of the amount of the liabilities assumed, $601,074, from the value of the assets sold, $1,455,000, and taking into account the Buyer's partial funding of the severance obligation, $118,000, Lynch Systems was due a net cash payment in the amount of $972,000. Of such amount, $722,000 was paid upon closing and the $250,000 balance, which was escrowed, was paid on October 3, 2007 in accordance with the Escrow Agreement. The assets retained by Lynch systems include the land, buildings and some equipment used in its operations. The Company intends to sell the land, buildings and remaining equipment in a separate transaction. The result of the sale transaction was a net loss of ($982,000).

In accordance with SFAS No. 144, the results of operations for Lynch Systems the periods reported are reported within Discontinued Operations within the Consolidated Statements of Operations and their related assets and liabilities are reported within Assets from Discontinued Operations and Liabilities from Discontinued Operations, respectively, within the Consolidated Balance Sheets.  The land, buildings and remaining equipment of Lynch Systems are considered to be held and used in accordance with SFAS No. 144 and have not been reclassified.  The Company is currently marketing these assets for sale.  The 2006 financial statements have been reclassified to present the operations of Lynch Systems’ assets within discontinued operations.

Revenues from discontinued operations were $2,534,000 and $7,751,000 for 2007 and 2006, respectively.  Pre-tax loss from discontinued operations (not including loss on the sale or impairment loss on assets) were ($1,017,000) and ($1,990,000) for 2007 and 2006, respectively.