Form 10-Q
period 2008-03-31
LGL GROUP INC
filed 2008-05-20
CIK 61004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File Number: 1-106

THE LGL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	38-1799862
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2525 Shader Rd., Orlando, Florida	32804
(Address of principal executive offices)	(Zip Code)

(407) 298-2000
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 16, 2008
Common Stock, $0.01 par value	2,171,709

INDEX

INDEX

THE LGL GROUP, INC.

INDEX

PART I

FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

(In thousands)

	March 31, 2008	December 31, 2007 (A)
ASSETS
Current Assets:
Cash and cash equivalents	$5,510	$5,233
Investments - marketable securities	39	48
Accounts receivable, less allowances of $419 and $415, respectively	6,145	6,382
Inventories	5,260	5,181
Prepaid expenses and other current assets	397	381
Assets of Discontinued Operations	4	5
Total Current Assets	17,355	17,230
Property, Plant and Equipment:
Land	698	698
Buildings and improvements	5,028	5,020
Machinery and equipment	12,537	12,541
Gross Property, Plant and Equipment	18,263	18,259
Less: Accumulated Depreciation	(13,420)	(13,196)
Net Property, Plant and Equipment	4,843	5,063
Deferred Income Taxes	111	111
Other Assets	420	472
Total Assets	$22,729	$22,876

INDEX

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED, continued

(In thousands, except share and per share amounts)

	March 31, 2008	December 31, 2007 (A)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Note payable to bank	$1,621	$1,035
Trade accounts payable	2,172	2,535
Accrued compensation expense	1,766	1,481
Accrued professional fees	262	51
Swap liability on hedge contracts	182	80
Other accrued expenses	482	640
Current maturities of long-term debt	403	419
Liabilities of Discontinued Operations	185	231
Total Current Liabilities	7,073	6,472
Long-term debt	3,954	4,035
Total Liabilities	11,027	10,507

Commitments and Contingencies

Shareholders’ Equity:
Common stock, $0.01 par value - 10,000,000 shares authorized; 2,188,510 shares issued; 2,171,709 and 2,167,202 shares outstanding, respectively	22	22
Additional paid-in capital	20,868	20,921
Accumulated deficit	(8,656)	(8,066)
Accumulated other comprehensive loss	(211)	(101)
Treasury stock, at cost, 16,801 and 21,308 shares, respectively	(321)	(407)
Total Shareholders’ Equity	11,702	12,369
Total Liabilities and Shareholders’ Equity	$22,729	$22,876

(A)
The Condensed Consolidated Balance Sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

INDEX

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2008	2007

REVENUES	$9,783	$9,377
Cost and expenses:
Manufacturing cost of sales	7,154	7,416
Selling and administrative	3,085	2,651
OPERATING LOSS	(456)	(690)
Other income (expense):
Investment income	--	1,526
Interest expense	(63)	(89)
Other income (expense)	(32)	163
Total Other Income (Expense)	(95)	1,600
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(551)	910
Provision for income taxes	(49)	(58)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(600)	852

Income (loss) from Discontinued Operations	10	(204)
NET INCOME (LOSS)	$(590)	$648

Weighted average shares outstanding, basic and diluted.	2,167,563	2,154,702

BASIC AND DILUTED INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS	$(0.28)	$0.40

BASIC AND DILUTED LOSS PER SHARE FROM DISCONTINUED OPERATIONS	0.01	(0.10)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$(0.27)	$0.30

See accompanying Notes to Condensed Consolidated Financial Statements

INDEX

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

(In thousands)
	Three Months Ended March 31,
	2008	2007

OPERATING ACTIVITIES
Net income (loss)	$(590)	$648
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	255	280
Stock based compensation	33	21
Amortization of finite-lived intangible assets	15	29
Gain realized on sale of marketable securities	--	(1,526)
Changes in operating assets and liabilities:
Receivables	237	444
Inventories	(79)	818
Accounts payable and accrued liabilities	(23)	(1,076)
Other assets/liabilities	20	(152)
Net cash used in operating activities of continuing operations	(132)	(514)
Net cash (used in) provided by operating activities of discontinued operations	(45)	231
Net cash used in operating activities	(177)	(283)

INVESTING ACTIVITIES
Capital expenditures	(35)	(38)
Restricted cash	--	(1,100)
Proceeds from sale of marketable securities	--	2,292
Net cash (used in) provided by investing activities of continuing operations	(35)	1,154
Net cash used in investing activities of discontinued operations	--	(5)
Net cash (used in) provided by investing activities	(35)	1,149

FINANCING ACTIVITIES
Net borrowings on note payable to bank	586	324
Repayments of long-term debt	(97)	(307)
Net cash provided by financing activities of continuing operations	489	17
Net cash used in financing activities of discontinued operations	--	(650)
Net cash provided by (used in) financing activities	489	(633)

Increase in cash and cash equivalents	277	233
Cash and cash equivalents at beginning of period	5,233	4,429
Cash and cash equivalents at end of period	$5,510	$4,662

Supplemental Disclosure:
Cash paid for interest	$98	$134
Cash paid for taxes	$230	$183
Noncash Financing Transactions:
Issuance of treasury shares for vested restricted stock	$86	$--

See accompanying Notes to Condensed Consolidated Financial Statements

INDEX

THE LGL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.	Subsidiaries of the Registrant

As of March 31, 2008, the Subsidiaries of the Company are as follows:

Owned By LGL
M-tron Industries, Inc.	100.0%
M-tron Industries, Ltd.	100.0%
Piezo Technology, Inc.	100.0%
Piezo Technology India Private Ltd.	99.9%
Lynch Systems, Inc.	100.0%

The Company operates through its principal subsidiary, M-tron Industries, Inc. (“Mtron”), which includes the operations of M-tron Industries, Ltd. and Piezo Technology, Inc. (“PTI”). The combined operations are referred to herein as “MtronPTI.”  MtronPTI has operations in Orlando, Florida, Yankton, South Dakota and Noida, India.  In addition, MtronPTI has a sales office in Hong Kong.  During 2007, the Company sold the operating assets of Lynch Systems, Inc. (“Lynch Systems”), a subsidiary of the Company, to an unrelated third party.

On June 19, 2007, in accordance with the Purchase Agreement dated May 17, 2007, as amended, (the "Purchase Agreement") by and between Lynch Systems and Olivotto Glass Technologies S.p.A. ("Olivotto"), Lynch Systems completed the sale of certain of its assets to Lynch Technologies, LLC (the "Buyer"), the assignee of Olivotto's rights and obligations under the Purchase Agreement  (see Note K).

B.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The financial results presented for the three-month period ended March 31, 2007 have been reclassified to present the operations of Lynch Systems as discontinued operations (see Note K).

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

C.	Investments

The following is a summary of marketable securities (investments) held by the Company (in thousands):

	Cost	Gross Unrealized (Loss)	Fair Value

March 31, 2008	$68	$(29)	$39
December 31, 2007	$68	$(20)	$48

INDEX

D.	Inventories

Inventories are stated at the lower of cost or market value.  At MtronPTI, inventories are valued using the first-in first-out (“FIFO”) method for 74.5% and 70.5% of the inventory, as of March 31, 2008 and December 31, 2007, respectively, and the remaining 25.5% and 29.5% as of March 31, 2008 and December 31, 2007, respectively, is valued using last-in first-out (“LIFO”).  The Company reduces the value of its inventory to market value when the market value is believed to be less than the cost of the item.

	March 31, 2008	December 31, 2007
	(in thousands)
Raw materials	$2,410	$2,306
Work in process	1,582	1,498
Finished goods	1,268	1,377
Total Inventories	$5,260	$5,181

Current cost exceeded the LIFO value of inventory by $287,000 and $266,000 at March 31, 2008 and December 31, 2007, respectively.

E.	Note Payable to Banks and Long-Term Debt

	March 31, 2008	December 31, 2007
Note Payable:	(in thousands)
Mtron revolving loan (First National Bank of Omaha (“FNBO”)) at 30-day LIBOR plus 2.1% (5.18% at March 31, 2008), due June 2008	$1,621	$1,035

Long-Term Debt:
Mtron term loan (RBC) due October 2010. The note bears interest at LIBOR Base Rate plus 2.75%. Interest rate swap converts loan to a fixed rate, at 7.51% at March 31, 2008	$2,875	$2,894
Mtron term loan FNBO at 30-day LIBOR plus 2.1%. Interest rate swap converts loan to a fixed rate, at 5.60% at March 31, 2008, due January 2013	1,369	1,430
Rice University Promissory Note at a fixed interest rate of 4.5%, due August 2009	113	130
	4,357	4,454
Current maturities	(403)	(419)
Long -Term Debt	$3,954	$4,035

MtronPTI maintains its own short-term line of credit facility.  In general, the credit facilities are collateralized by property, plant and equipment, inventory, receivables and common stock of certain subsidiaries and contain certain covenants restricting distributions to the Company as well as various financial covenant restrictions.  At March 31, 2008, the Company was in compliance with these covenants.

At March 31, 2008, Mtron’s short-term credit facility with First National Bank of Omaha (“FNBO”) is $5,500,000, under which there is a revolving credit loan for $1,621,000.  The Revolving Loan bears interest at 30-day LIBOR plus 2.1% (5.18% at March 31, 2008).   On August 1, 2007, Mtron amended its credit agreement with FNBO which adjusted the interest rate and has a due date for its revolving loan principal amount of June 30, 2008 with interest only payments due monthly.  The Company is in the process of considering financing options, including extending this revolving loan with FNBO.  There can be no assurance that such an extension will be obtained if sought.

The Company had $3,879,000 of unused borrowing capacity under its revolving line of credit at March 31, 2008, compared to $4,465,000 at December 31, 2007.

INDEX

On September 30, 2005, MtronPTI entered into a Loan Agreement with RBC Centura Bank (“RBC”).  The RBC Term Loan Agreement provided for a loan in the amount of $3,040,000 (the “RBC Term Loan”).  The RBC Term Loan bears interest at LIBOR Base Rate plus 2.75% and is to be repaid in monthly installments based on a twenty year amortization, with the then remaining principal balance to be paid on the fifth anniversary of the RBC Term Loan.  The RBC Term Loan is collateralized by a mortgage on the Company’s Orlando facilities.  In connection with this RBC Term Loan, MtronPTI entered into a five-year interest rate swap from which it receives periodic payments at the LIBOR Base Rate and make periodic payments at a fixed rate of 7.51% with monthly settlement and rate reset dates.  The Company has designated this swap as a cash flow hedge in accordance with FASB 133 “Accounting for Derivative Instruments and Hedging Activities.”  The fair value of the interest rate swap at March 31, 2008 and December 31, 2007 is ($155,000) and ($80,000), respectively, net of any tax effect, and is included in “swap liability on hedge contracts” on the condensed consolidated balance sheets.  The value is reflected in other comprehensive loss, net of any tax effect.

All outstanding obligations under the RBC Term Loan Agreement are collateralized by security interests in the assets of MtronPTI.  The Loan Agreement contains a variety of affirmative and negative covenants of types customary in an asset-based lending facility.  The Loan Agreement also contains financial covenants relating to maintenance of levels of minimal tangible net worth and working capital, and current, leverage and fixed charge ratios, restricting the amount of capital expenditures.  At March 31, 2008, the Company was in compliance with these covenants.

On October 14, 2004, MtronPTI, entered into a Loan Agreement with FNBO.  The FNBO Loan Agreement provided for a loan in the amount of $2,000,000 (the “Term Loan”).  The FNBO Term Loan has been subsequently amended, with the most recent amendment dated January 24, 2008.  Under the recent amendment, the Term Loan was for $1,410,000 and had an interest rate that became fixed through a separate interest rate swap agreement with FNBO fixing the interest rate at 5.60% through the life of the Term Loan amendment.  The fair value of the interest rate swap at March 31, 2008 is ($26,000), net of any tax effect, and is included in “swap liability on hedge contracts” on the condensed consolidated balance sheet. The value is reflected in other comprehensive loss, net of any tax effect.

F.	Stock Based Compensation

The Company utilizes the provisions of Statement of Financial Accounting Standards 123R, “Share-Based Payment” (“SFAS 123-R”) to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize cost over the requisite service period.  Compensation expense is recognized for all share-based payments granted under SFAS 123-R, and all awards granted under SFAS 123 to employees prior to the effective date that remain unvested on the effective date.  The Company recognizes compensation expense on fixed awards with pro rata vesting on a straight-line basis over the service period.

On March 20, 2007, the Company granted 10,000 restricted shares to an executive officer.  This officer subsequently resigned prior to December 31, 2007 without vesting in any shares.  On December 31, 2007, the Board of Directors granted restricted shares to eight of its members at 1,471 shares each.  On January 22, 2008, the Board of Directors granted 1,250 restricted shares to one of its members. All of these shares to the Board members are to vest ratably over 2008 at the end of each respective quarter.  Total stock compensation related expense for all outstanding grants for the three month period ended March 31, 2008 was $33,000.

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

INDEX

G.	Earnings (Loss) Per Share

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

The following securities have been excluded from the diluted earnings (loss) per share computation because the impact of the assumed exercise of stock options and unvested restricted stock would have been anti-dilutive:

	Three Months Ended March 31,
	2008	2007
Options to purchase common stock	200,000	200,000
Unvested restricted stock	12,264	30,000
Total	212,264	230,000

H.	Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes the changes in fair value of investments classified as available for sale and the changes in fair values of derivatives designated as cash flow hedges.

For the three months ended March 31, 2008, total comprehensive loss was ($700,000), comprised of net loss of ($590,000) and change in Accumulated Other Comprehensive Loss of ($110,000), compared to total comprehensive loss of ($1,140,000) in the three months ended March 31, 2007, which was comprised of net income of $648,000 and change in Other Comprehensive Loss of ($1,788,000).

The change in accumulated other comprehensive income (loss), net of related tax, for the three month periods ended March 31, 2008 and 2007, and components of accumulated other comprehensive income (loss), net of related tax at March 31, 2008 and December 31, 2007, are as follows:

	March 31,
	2008	2007
	(in thousands)
Balance beginning of period	$(101)	$1,790
Deferred loss on swap hedge contracts	(101)	(10)
Unrealized (loss) gain on available-for-sale securities	(9)	18
Reclassification adjustment for gains included in net income	--	(1,796)
Balance end of period	$(211)	$2

	March 31, 2008	December 31, 2007
	(in thousands)
Deferred loss on swap hedge contracts	$(182)	$(78)
Unrealized loss on available-for-sale securities	(29)	(23)
Accumulated other comprehensive loss	$(211)	$(101)

INDEX

I.	Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides a framework for measuring fair value within generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 identifies three primary valuation techniques: the market approach, the income approach and the cost approach.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  The income approach uses valuation techniques to convert future amounts such as cash flows or earnings, to a single present amount. The measurement is based on the value indicated by current market expectations about those future amounts.  The cost approach is based on the amount that currently would be required to replace the service capacity of an asset.

SFAS 157 establishes a fair value hierarchy and prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to observable inputs such as quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  The maximization of observable inputs and the minimization of the use of unobservable inputs are required.  Classification within the fair value hierarchy is based upon the objectivity of the inputs that are significant to the valuation of an asset or liability as of the measurement date.  The three levels within the fair value hierarchy are characterized as follows:

Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Unobservable inputs for the asset or liability for which there is little, if any, market activity for the asset or liability at the measurement date. Unobservable inputs reflect the Company’s own assumptions about what market participants would use to price the asset or liability. These inputs may include internally developed pricing models, discounted cash flow methodologies, as well as instruments for which the fair value determination requires significant management judgment.

The Company measures financial assets and liabilities at fair value in accordance with SFAS 157.  These measurements involve various valuation techniques and assume that the transactions would occur between market participants in the most advantageous market for the Company.  The following is a summary of valuation techniques utilized by the Company for its significant financial assets and liabilities:

Assets

To estimate the market value of its marketable securities, the Company obtains current market pricing from quoted market sources or using pricing for similar securities. Assets measured at fair value on a recurring basis are summarized below.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	March 31, 2008
Marketable securities	$39	$--	$--	$39

INDEX

Liabilities

To estimate the fair of the swap liability on hedge contracts as of the measurement date, the Company obtains inputs other than quoted prices that are observable for the liability. Assets measured at fair value on a recurring basis are summarized below.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	March 31, 2008
Swap liability on hedge contracts	$--	$181	$--	$181

J.	Significant Foreign Sales

For the three months ended March 31, 2008 and 2007, significant foreign revenues to specific countries were as follows:

	Three Months Ended March 31,
Foreign Revenues:	2008	2007
Malaysia	$1,587	$669
China	1,106	651
Canada	518	646
Mexico	430	605
Thailand	423	--
All other foreign countries	1,317	1,904
Total foreign revenues	$5,381	$4,475

K.	Discontinued Operations

In June 2007, the Company finalized its sale of certain assets and liabilities of Lynch Systems to a third party.  The assets sold under the Purchase Agreement, as amended, included certain accounts receivable, inventory, machinery and equipment. The Buyer also assumed certain liabilities of Lynch Systems, including accounts payable, customer deposits and accrued warranties. The assets retained by Lynch systems include the land, buildings and some equipment. The Company intends to sell the land, buildings and remaining equipment in separate transactions.

As a result of the sale of Lynch Systems, certain reclassifications of assets, liabilities, revenues, costs, and expenses have been made to the prior period financial statements to conform to the March 31, 2008 financial statement presentation.  Specifically, we have reclassified the results of operations of Lynch Systems for all periods presented to “Loss from Discontinued Operations” within the Condensed Consolidated Statements of Operations.  In addition, the remaining assets and liabilities of the business divested in 2007 have been reclassified to “Assets of Discontinued Operations” and “Liabilities of Discontinued Operations” and the assets of the divested business held for separate sale continue to be classified as held and used in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and are included within “Land and Buildings and Improvements.”

Revenues from discontinued operations were $0 and $1,290,000 for the three months ended March 31, 2008 and 2007, respectively.  Income (loss) from discontinued operations was $10,000 and ($204,000) for the three months ended March 31, 2008 and 2007, respectively.

INDEX

L.	Commitments and Contingencies

In the normal course of business, the Company and its subsidiaries may become defendants in certain product liability, worker claims and other litigation.  The Company and its subsidiaries have no litigation pending at this time.

M.	Income Taxes

The Company files consolidated federal income tax returns, which includes all U.S. subsidiaries.  The Company has a total net operating loss (“NOL”) carry-forward of $5,378,000 as of December 31, 2007.  This NOL expires through 2027 if not utilized prior to that date.  The Company has research and development credit carry-forwards of approximately $743,000 at December 31, 2007 that can be used to reduce future income tax liabilities and expire principally between 2020 and 2027.  In addition, the Company has foreign tax credit carry-forwards of approximately $230,000 at December 31, 2007 that are available to reduce future U.S. income tax liabilities subject to certain limitations.  These foreign tax credit carry-forwards expire at various times through 2017.

The Company provided $49,000 for foreign income taxes and $-0- for state taxes in the three month period.

Due to the uncertainty surrounding the realization of the favorable U.S. tax attributes in future tax returns, we continue to record a full valuation allowance against our otherwise recognizable U.S. net deferred tax assets as of March 31, 2008 and December 31, 2007, except for the Company’s $111,000 in AMT deferred tax assets which do not expire.

N.	Related Party Transactions

At March 31, 2008, the Company had $5,510,000 of cash and cash equivalents.  Of this amount, $1,103,000 is invested in United States Treasury money market funds for which affiliates of the Company serve as investment managers to the respective funds, compared with $1,095,000 of $5,233,000 at December 31, 2007.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Information included or incorporated by reference in this Quarterly Report on Form 10-Q may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different than the future results, performance or achievements expressed or implied by any forward-looking statements.  Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

Results of Operations
Three months ended March 31, 2008 compared to three months ended March 31, 2007

Consolidated Revenues and Gross Margin

Consolidated revenues from continuing operations increased by $406,000, or 4.3%, to $9,783,000 for the first quarter 2008 from $9,377,000 for the comparable period in 2007.  The increase is due primarily to an increase in foreign sales of $906,000 over the comparable period in 2007 offset by a decrease in domestic sales of $500,000.  This growth in foreign sales is driven by the Company’s customer’s continuing migration of manufacturing into low labor cost regions.

Consolidated gross margin from continuing operations as a percentage of revenues for the first quarter 2008 increased to 26.9% from 20.9% for the comparable period in 2007.  The improvement in gross margin reflects the Company’s continuing efforts to improve upon the yield losses and rework costs at MtronPTI’s manufacturing operations experienced in 2007.

INDEX

Operating Loss

Operating loss from continuing operations of $456,000 for the first quarter 2008 is an improvement of $234,000 from the $690,000 operating loss for the comparable period in 2007.  The $234,000 improvement was caused by a 6%, or $668,000 improvement in gross margin reflecting the Company’s continuing efforts to improve upon the yield losses and rework costs at MtronPTI’s Orlando facility, offset by an increase in professional fees of approximately $390,000 primarily due to the Company’s restatement of its financial statements for the first two quarters of 2007, fiscal 2006 and prior years and its continuing compliance requirements under Sarbanes-Oxley.

Other Income (Expenses)

Investment income from continuing operations decreased $1,526,000 to $0 for the first quarter 2008.  This was due to the sale of substantially all of the marketable securities that were held for sale during the first quarter 2007.  Net interest expense for the first quarter 2008 was $63,000, compared with $89,000 for the comparable period in 2007 due to the overall reduction in Company debt in the first quarter of 2008 in relation to the comparable period in 2007.  In the first quarter of 2007, MtronPTI recognized $173,000 in other income relating to the remeasurement process of consolidating one of its foreign subsidiaries.

Income Taxes

The Company files consolidated federal income tax returns, which includes all subsidiaries.  The income tax provision for the three-month period ended March 31, 2008 included federal, state and foreign taxes.  The provision gives effect to our estimated tax liability at the end of the year.

Due to the uncertainty surrounding the realization of the favorable U.S. tax attributes in future tax returns, we continue to record a full valuation allowance against our otherwise recognizable U.S. net deferred tax assets as of March 31, 2008 and December 31, 2007.

Results of Discontinued Operations

As a result of the sale of Lynch Systems in the second quarter of 2007, we have reclassified the results of operations of Lynch Systems for all periods presented to “Discontinued Operations” within the Condensed Consolidated Statements of Operations, in accordance with accounting principles generally accepted in the United States.

For the quarter ended March 31, 2008, the revenues from discontinued operations were $0 and income from discontinued operations was $10,000 compared with revenues of $1,290,000 and loss from discontinued operations of $204,000 for the first quarter of 2007.

Net Loss

Net loss for the first quarter 2008 was $590,000 compared to net income of $648,000 for the comparable period in 2007. The first quarter 2008 loss was comprised of a $600,000 loss from continuing operations and $10,000 income from discontinued operations. The decrease in income is due to the recognition of $1,526,000 in investment income during the first quarter of 2007 compared to $0 for 2008.

Liquidity and Capital Resources

The Company’s cash, cash equivalents and investments in marketable securities at March 31, 2008 was $5,549,000 as compared to $5,281,000 at December 31, 2007.  MtronPTI had unused borrowing capacity of $3,879,000 under MtronPTI’s revolving line of credit at March 31, 2008, as compared to $4,465,000 at December 31, 2007.  At March 31, 2008, MtronPTI had $1,621,000 outstanding in its revolving loan, compared with $1,035,000 at December 31, 2007.

At March 31, 2008, the Company’s net working capital was $10,461,000 as compared to $10,984,000 at December 31, 2007 after taking into account the reclassification of Lynch Systems assets into “Assets or Liabilities of Discontinued Operations.”  At March 31, 2008, the Company had current assets of $17,351,000 and current liabilities of $6,890,000.   After taking into account the reclassification of Lynch Systems assets into “Assets or Liabilities of Discontinued Operations,” at December 31, 2007, the Company had current assets of $17,225,000 and current liabilities of $6,241,000.  The ratio of current assets to current liabilities was 2.52 to 1.00 at March 31, 2008, compared to 2.76 to 1.00 at December 31, 2007.

INDEX

Cash used in operating activities from continuing operations was $132,000 for the three months ended March 31, 2008, compared to cash used in operating activities from continuing operations of $514,000 for the three months ended March 31, 2007.  The decrease in cash used in operating activities is due to cash used in the three months ended March 31, 2007 to pay down accounts payable and accrued liabilities of $1,076,000 compared to $23,000 for the three months ended March 31, 2008.

Cash used in investing activities from continuing operations was $35,000 for the three months ended March 31, 2008, versus cash provided of  $1,154,000 for the three months ended March 31, 2007.  The cash from investing activities came primarily from the sale of securities in March 2007.  The proceeds of that sale were $2,292,000.

Cash provided by financing activities from continuing operations was $489,000 for the three months ended March 31, 2008, compared with $17,000 for the three months ended March 31, 2007.  The increase in cash provided by financing activities is due primarily to an increase in net borrowings on the Company’s note payable offset by a decrease in scheduled repayments of its long-term debt.

At March 31, 2008, total debt of $5,978,000 was $489,000 more than the total debt at December 31, 2007 of $5,489,000. The debt increased due to the increase in Mtron’s borrowing on its revolving loan, which was partially offset by a decrease in term loans outstanding due to scheduled repayments.  At March 31, 2008, the Company had $403,000 in current maturities of long-term debt compared with $419,000 at December 31, 2007.  The increase in consolidated debt was offset by the increase in cash and cash equivalents of $277,000.

The Company believes that existing cash and cash equivalents, cash generated from operations, available borrowings on its revolver, and proposed renewals, will be sufficient to meet its ongoing working capital and capital expenditure requirements for the foreseeable future.

In general, the credit facilities are collateralized by property, plant and equipment, inventory, receivables and common stock of certain subsidiaries and contain certain covenants restricting distributions to the Company as well as various financial covenant restrictions.  At March 31, 2008, the Company was in compliance with these covenants.

At March 31, 2008, Mtron’s short-term credit facility with First National Bank of Omaha (“FNBO”) is $5,500,000, under which there is a revolving credit loan for $1,621,000.  The Revolving Loan bears interest at 30-day LIBOR plus 2.1% (5.18% at March 31, 2008).   On August 1, 2007, Mtron amended its credit agreement with FNBO which adjusted the interest rate and has a due date for its revolving loan principal amount of June 30, 2008 with interest only payments due monthly. The Company is in the process of considering financing options, including extending this revolving loan with FNBO.  There can be no assurance that such an extension will be obtained if sought.

The Company had $3,879,000 of unused borrowing capacity under its revolving lines of credit at March 31, 2007, compared to $4,465,000 at December 31, 2007.

On September 30, 2005, MtronPTI entered into a Loan Agreement with RBC Centura Bank (“RBC”).  The RBC Term Loan Agreement provided for a loan in the amount of $3,040,000 (the “RBC Term Loan”).  The RBC Term Loan bears interest at LIBOR Base Rate plus 2.75% and is to be repaid in monthly installments based on a twenty year amortization, with the then remaining principal balance to be paid on the fifth anniversary of the RBC Term Loan.  The RBC Term Loan is collateralized by a mortgage on PTI’s premises.  In connection with this RBC Term Loan, MtronPTI entered into a five-year interest rate swap from which it receives periodic payments at the LIBOR Base Rate and make periodic payments at a fixed rate of 7.51% with monthly settlement and rate reset dates.  The Company has designated this swap as a cash flow hedge in accordance with FASB 133 “Accounting for Derivative Instruments and Hedging Activities”.  The fair value of the interest rate swap at March 31, 2008 and December 31, 2007 is ($155,000)  and ($80,000), respectively, net of any tax effect, and is included in “swap liability on hedge contracts” on the condensed consolidated balance sheets.  The value is reflected in other comprehensive loss, net of any tax effect.

INDEX

All outstanding obligations under the RBC Term Loan Agreement are collateralized by security interests in the assets of MtronPTI.  The Loan Agreement contains a variety of affirmative and negative covenants of types customary in an asset-based lending facility.  The Loan Agreement also contains financial covenants relating to maintenance of levels of minimal tangible net worth and working capital, and current, leverage and fixed charge ratios, restricting the amount of capital expenditures.  At March 31, 2008, the Company was in compliance with these covenants.

On October 14, 2004, MtronPTI, entered into a Loan Agreement with FNBO.  The FNBO Loan Agreement provided for a loan in the amount of $2,000,000 (the “Term Loan”).  The FNBO Term Loan has been subsequently amended, with the most recent amendment dated January 24, 2008.  Under the recent amendment, the Term Loan was for $1,410,000 and had an interest rate that became fixed through a separate interest rate swap agreement with FNBO fixing the interest rate at 5.60% through the life of the Term Loan amendment.  The fair value of the interest rate swap at March 31, 2008 is ($26,000) net of any tax effect, and is included in “swap liability on hedge contracts” on the condensed consolidated balance sheets. The value is reflected in other comprehensive loss, net of any tax effect.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

        Item 4T.   Controls and Procedures

Evaluation of our Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)) as of March 31, 2008. Based on this evaluation, management has concluded that as of March 31, 2008, such disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2007 based on the guidance for smaller companies in using the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Controls – Integrated Framework as it relates to the effectiveness of internal control over financial reporting.  Based on that assessment, management had concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2007 to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with United States generally accepted accounting principles. As a result of its assessment of our internal control over financial reporting, management identified material weaknesses in the areas of: inadequate entity-level controls, enterprise-wide risk oversight, financial statement close and reporting process, inventory controls and information technology company-level controls.

There were no significant changes in our internal control over financial reporting, other than those stated below, that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Efforts to Address Material Weaknesses in Internal Control over Financial Reporting

Throughout the process to report on the operations for the three months ended March 31, 2008, management made progress in the implementation of a remediation plan to address the material weaknesses identified as of December 31, 2007.We have implemented controls and procedures that have addressed and corrected the previously reported control deficiencies related to material weaknesses in internal control over financial reporting with respect to inadequate entity-level controls, enterprise-wide risk oversight and the financial statement close

INDEX

and reporting process.  The primary changes made by the Company to remedy the identified material weaknesses are its hiring of a new Chief Financial Officer and a new Corporate Controller who have accounting, internal control and financial reporting expertise.  The Company’s management has also engaged external consultants to assist in reviewing and assessing our internal controls with regards to their effectiveness with the intent of improving the design and operating effectiveness of the controls and processes in place.  In addition, management continuously identifies and communicates in a timely manner to the responsible personnel across the Company changes to its compliance program and actively follows up on its appropriate implementation.

Management has continued to identify material weaknesses in the areas of inventory controls and information technology company-level controls.

We will continue to implement process changes to address the material weaknesses previously noted regarding the internal controls over financial reporting for fiscal 2007. We are currently undergoing a comprehensive effort to remedy the control deficiencies identified. This effort, under the direction of the Company’s senior management, includes the documentation, testing and review of our internal controls. During the course of these activities, we may identify other potential improvements to our internal controls over financial reporting that we will evaluate for possible future implementation. We expect to continue such documentation, testing and review and may identify other control deficiencies, possibly including additional material weaknesses, and other potential improvements to our internal controls in the future.

Evaluation of Internal Control Over Financial Reporting

Based on management’s continuing assessment of the Company’s internal control over financial reporting, management has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2008 to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with United States generally accepted accounting principles.

INDEX

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

In the normal course of business, the Company and its subsidiaries may become defendants in certain product liability, worker claims and other litigation.  There is no litigation pending currently.

Item 1A.  Risk Factors

We found material weaknesses in our internal control over financial reporting and concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of December 31, 2007 and March 31, 2008.

As disclosed in Part II, Item 9A(T), “Controls and Procedures,” of our Annual Report on Form 10-K, and updated herein in Part I, Item 4T, “Controls and Procedures,” of our Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of December 31, 2007 and not effective as of March 31, 2008.  Our failure to successfully implement our plans to remediate the material weaknesses discovered could cause us to fail to meet our reporting obligations, to produce timely and reliable financial information, and to effectively prevent fraud.  Additionally, such failures could cause investors to lose confidence in our reported financial information, which could have a negative impact on our financial condition and stock price.

Item 5.     Other Information

On January 24, 2008, Mtron and PTI amended and restated that certain promissory note, dated August 1, 2007, by and among Mtron, PTI and First National Bank of Omaha (the “Promissory Note”) in order to extend the term of the Promissory Note to January 24, 2013 and account for the principal amount paid to date.

Item 6.     Exhibits

EXHIBIT INDEX

Exhibit No.	Description

10(a)*	Promissory Note, dated January 24, 2008, by and among M-tron Industries, Ltd., Piezo Technology, Inc. and First National Bank of Omaha.
31(a)*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)*	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)*	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* filed herewith

The Exhibits listed above have been filed separately with the Securities and Exchange Commission in conjunction with this Quarterly Report on Form 10-Q or have been incorporated by reference into this Quarterly Report on Form 10-Q. Upon request, The LGL Group, Inc. will furnish to each of its stockholders a copy of any such Exhibit. Requests should be addressed to the Office of the Secretary, The LGL Group, Inc., 2525 Shader Rd., Orlando, Florida 32804.

INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LGL GROUP, INC.

Date: May 20, 2008	BY:	/s/ Robert Zylstra
Robert Zylstra
President and Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2008	BY:	/s/ Harold D. Castle
Harold D. Castle
Chief Financial Officer (Principal Financial Officer)