Form 10-Q/A
period 2007-09-30
LGL GROUP INC
filed 2008-06-30
CIK 61004

================================================================================
                                  UNITED STATES
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

Yes [x]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

   Large accelerated filer [ ]                     Accelerated filer [ ]

   Non-accelerated filer [ ]                       Smaller reporting company [x]
   (Do not check if a smaller reporting company)

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

         Condensed Consolidated Statements of Cash Flows:......................5

         -   Nine months ended September 30, 2007 and 2006

         Notes to Condensed Consolidated Financial Statements:.................6

Item 2.  Management's Discussion and Analysis of Financial Condition and

PART II. OTHER INFORMATION

                                EXPLANATORY NOTE

The LGL Group, Inc. (the "Company") is filing this amendment (this "Amendment")
to its Quarterly Report on Form 10-Q for the quarterly period ended September
30, 2007 (the "Original Filing") in order to include under Part II, Item 5 of this Amendment certain information required to be disclosed in a report on Form
8-K during the period covered by the Original Filing, but not included in the
Original Filing, and to make associated updates elsewhere. The information disclosed under Part II, Item 5 of this Amendment has been properly reflected in the Company's periodic filings made following the Original Filing, including the
Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008.

The financial statements and related notes contained in this Amendment have been restated on a basis consistent with the restated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December
31, 2007. For detailed information about the restatement and its impact, please see Note 2, "Restatement of Consolidated Financial Statements" in the
consolidated financial statements to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Generally, no attempt has been made in this Amendment to modify or update other disclosures presented in the Original Filing except as required to reflect the abovementioned matters. This Amendment does not reflect events occurring after the Original Filing or modify or update those disclosures. Accordingly, this
Amendment should be read in conjunction with the Company's filings made with the
Securities and Exchange Commission subsequent to the date of the Original
Filing.

PART 1 -- FINANCIAL INFORMATION -
ITEM 1. -- CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              THE LGL GROUP, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS -- UNAUDITED
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                  September 30,    December 31,
                                                                                      2007           2006 (A)
                                                                                   (Restated)       (Restated)
                                                                                  -----------------------------
ASSETS
Current Assets
    Cash and cash equivalents ...............................................       $  5,408        $  4,429
    Restricted cash .........................................................              0              96
    Investments - marketable securities (Note E) ............................             54           2,610
    Accounts receivable, less allowances of $360 and $132, respectively .....          5,793           6,472
    Due From Olivotto (Note A) ..............................................            253            --
    Inventories (Note F) ....................................................          5,057           6,105
    Prepaid expenses and other current assets ...............................            287             265
    Assets from Discontinued  Operations ....................................              4           3,788
                                                                                    --------        --------
        Total Current Assets ................................................       $ 16,856        $ 23,765
                                                                                    --------        --------
Property, Plant and Equipment
    Land ....................................................................            698             855
    Buildings and improvements ..............................................          5,020           5,770
    Machinery and equipment .................................................         12,441          12,010
                                                                                    --------        --------
    Gross Property, Plant and Equipment .....................................         18,159          18,635
    Less: Accumulated Depreciation ..........................................        (12,896)        (12,034)
                                                                                    --------        --------
    Net Property, Plant and Equipment .......................................          5,263           6,601
    Deferred Income Taxes ...................................................            112             111
    Other Assets ............................................................            406             508
                                                                                    --------        --------
       Total Assets .........................................................       $ 22,637        $ 30,985
                                                                                    ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable to bank (Note H) ..........................................       $    869        $  1,356
    Trade accounts payable ..................................................          2,549           2,515
    Accrued compensation expense ............................................          1,136           1,943
    Accrued income taxes ....................................................             85            --
    Accrued professional fees ...............................................            314             385
    Other accrued expenses ..................................................            588             613
    Current maturities of Long-Term Debt (Note H) ...........................            801           2,027
    Liabilities from Discontinued Operations ................................            127           2,311
                                                                                    --------        --------
        Total Current Liabilities ...........................................          6,469          11,150
Long-term debt (Note H) .....................................................          4,032           3,100
                                                                                    --------        --------
        Total Liabilities ...................................................       $ 10,501        $ 14,250
                                                                                    --------        --------
Shareholders' Equity
    Common stock, $0.01 par value - 10,000,000 shares authorized;
        2,188,510 shares issued; 2,164,702 shares outstanding................             22              22
    Additional paid-in capital ..............................................         21,160          21,081
    Accumulated deficit .....................................................         (8,379)         (5,512)
    Accumulated other comprehensive income (loss) (Note J) ..................            (21)          1,790
    Treasury stock, at cost, 23,808 shares ..................................           (646)           (646)
                                                                                    --------        --------
        Total Shareholders' Equity ..........................................         12,136          16,735
                                                                                    --------        --------
        Total Liabilities and Shareholders' Equity ..........................       $ 22,637        $ 30,985
                                                                                    ========        ========

    (A) The Condensed Consolidated Balance Sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

ITEM 1 -- CONDENSED FINANCIAL STATEMENTS

                                                   THE LGL GROUP, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS -- UNAUDITED
                                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                    Three Months Ended             Nine Months Ended
                                                                       September 30,                 September 30,
                                                                   2007          2006*          2007          2006*
                                                                (Restated)    (Restated)     (Restated)     (Restated)
                                                               -----------    -----------    -----------    -----------
REVENUES ...............................................       $     9,612    $    11,042    $    29,003    $    31,364
Cost and expenses:
  Manufacturing cost of sales ..........................             7,350          8,014         22,242         21,847
  Selling and administrative ...........................             2,564          2,682          7,826          7,588
  Impairment loss on Lynch Systems' assets .............              --             --              905           --
                                                               -----------    -----------    -----------    -----------
OPERATING PROFIT (LOSS) ................................              (302)           346         (1,970)         1,929
                                                               -----------    -----------    -----------    -----------
Other income (expense):
  Investment income ....................................              --              720          1,526          1,231
  Interest expense .....................................               (79)          (127)          (260)          (414)
  Gain on sale of land .................................              --             --               88           --
  Other income (expense) ...............................                15            (40)           (24)           (25)
                                                               -----------    -----------    -----------    -----------
   Total Other income (expense) ........................               (64)           553          1,330            792
                                                               -----------    -----------    -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES ......................              (366)           899           (640)         2,721
(Provision) Benefit for income taxes ...................               (93)           250           (134)          (161)
                                                               -----------    -----------    -----------    -----------
INCOME/(LOSS) FROM CONTINUING OPERATIONS ...............              (459)         1,149           (774)         2,560
                                                               -----------    -----------    -----------    -----------

 Loss from Discontinued Operations .....................              (153)          (277)        (1,131)          (786)
 Loss on Sale of Lynch Systems .........................              --             --             (982)          --
                                                               -----------    -----------    -----------    -----------
 Total Loss on Discontinued Operations .................              (153)          (277)        (2,113)          (786)
                                                               -----------    -----------    -----------    -----------

 NET INCOME(LOSS) ......................................       $      (612)   $       872    $    (2,887)   $     1,774
                                                               -----------    -----------    -----------    -----------

Weighted average shares outstanding ....................         2,157,528      2,154,702      2,155,654      2,154,702
                                                               -----------    -----------    -----------    -----------

BASIC AND DILUTED INCOME/(LOSS) PER
  COMMON SHARE FROM CONTINUING
  OPERATIONS ...........................................       $     (0.21)   $      0.53    $     (0.36)   $      1.18
                                                               ===========    ===========    ===========    ===========

BASIC AND DILUTED INCOME/(LOSS) PER
  COMMON SHARE FROM DISCONTINUED
  OPERATIONS ...........................................       $     (0.07)   $     (0.13)   $     (0.98)   $     (0.36)
                                                               ===========    ===========    ===========    ===========

BASIC AND DILUTED NET INCOME/(LOSS) PER
  COMMON SHARE .........................................       $     (0.28)   $      0.40    $     (1.34)   $      0.82
                                                               ===========    ===========    ===========    ===========

      * Reclassified to reflect the sale of Lynch Systems, Inc. on June 19, 2007.

                          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I -- FINANCIAL INFORMATION

ITEM 1 -- CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      THE LGL GROUP, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -- UNAUDITED
                                 (IN THOUSANDS)

                                                                                                Nine  Months Ended
                                                                                                   September 30,
                                                                                                ------------------
                                                                                                  2007       2006
                                                                                               (Restated)  (Restated)
                                                                                               ---------   ---------
OPERATING ACTIVITIES
Net income (loss) .........................................................................     $(2,887)   $ 1,774
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Impairment loss on Lynch Systems' assets ..................................................         905       --
Loss on sale of discontinued operations ...................................................         982       --
Depreciation ..............................................................................         825        715
Amortization of restricted stock ..........................................................          79       --
Provision for doubtful accounts receivable ................................................         228         92
Amortization of finite-lived intangible assets ............................................          44        122
Gain realized on sale of marketable securities ............................................      (1,526)    (1,171)
Gain on sale of land ......................................................................         (88)      --
Changes in operating assets and liabilities:
  Receivables .............................................................................         451       (678)
  Inventories .............................................................................       1,048     (1,438)
  Accounts payable and accrued liabilities ................................................      (1,035)        63
  Commitments and contingencies ...........................................................        --         (859)
  Other assets/liabilities ................................................................          19       (113)
                                                                                                -------    -------
Cash used in operating activities of continuing operations ................................        (955)    (1,493)
Cash provided by (used in) operating activities of discontinued operations ................         769       (181)
                                                                                                -------    -------
Net cash used in operating activities .....................................................        (186)    (1,674)
                                                                                                -------    -------

INVESTING ACTIVITIES
Capital expenditures ......................................................................        (431)      (496)
Restricted cash ...........................................................................          96       --
Proceeds from sale of marketable securities ...............................................       2,292      2,113
Proceeds from sale of discontinued assets and liabilities .................................         722       --
Proceeds from sale of land ................................................................         171       --
Net repayment of margin liability on marketable securities ................................        --         (330)
                                                                                                -------    -------
Net cash provided by investing activities .................................................       2,850      1,287
                                                                                                -------    -------

FINANCING ACTIVITIES
Repayment of debt of discontinued operations ..............................................        (900)      --
Net borrowings (repayments) of notes payable to bank ......................................        (487)      (585)
Repayment of long-term debt ...............................................................        (737)      (566)
Borrowings under long term debt ...........................................................         443       --
Other .....................................................................................          (4)        15
                                                                                                -------    -------
Net cash used in financing activities .....................................................      (1,685)    (1,136)
                                                                                                -------    -------

Increase (decrease) in cash and cash equivalents ..........................................         979     (1,523)
Cash and cash equivalents at beginning of period ..........................................       4,429      5,512
                                                                                                -------    -------
Cash and cash equivalents at end of period ................................................     $ 5,408    $ 3,989
                                                                                                =======    =======
Supplemental Disclosure
Cash paid for interest ....................................................................     $   395    $   420
                                                                                                =======    =======
Cash paid for income taxes ................................................................     $    47    $    98
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

B.    BASIS OF PRESENTATION

      As reported and disclosed within the Company's Form 10-K for the fiscal year ended December 31, 2007, the Company restated its financial statements for the first two quarters of 2007, fiscal 2006 as well as years prior to 2006. The effect of the restatement for the three months ended September 30, 2007 was to recognize a $19,000 reduction to selling and administrative expenses related to a reduction in depreciation expense. The effect of the restatement for the three months ended September 30, 2006 was to recognize a $31,000 in other expense related to foreign currency remeasurement losses.

      The effect of the restatement for the nine months ended September 30, 2007 was to recognize an impairment loss on Lynch Systems' assets of $905,000, a
$2,000 reduction to manufacturing cost of sales related to a reduction in depreciation expense and a $19,000 reduction to selling and administrative expenses related to a reduction in depreciation expense. The effect of the restatement for the nine months ended September 30, 2006 was to recognize a
$4,000 reduction to manufacturing cost of sales related to a reduction in depreciation expense and $2,000 in income related to foreign currency remeasurement gains. For detailed information about the restatement and its impact, please see Note 2, "Restatement of Consolidated Financial Statements" in
the consolidated financial statements to the Company's Annual Report on Form
10-K for the fiscal year ended December 31, 2007.

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

C.  DISCONTINUED OPERATIONS

      As a result of the sale of Lynch Systems, certain reclassifications of assets, liabilities, revenues, costs, and expenses have been made to the prior period financial statements to conform to the 2007 financial statement presentation. Specifically, we have reclassified the results of operations of
Lynch Systems for all periods presented to DISCONTINUED OPERATIONS within the
Statement of Operations. In addition, the remaining assets and liabilities of the business divested and the assets of the divested business held for separate sale in 2007 have been reclassified to ASSETS OF DISCONTINUED OPERATIONS and
LIABILITIES OF DISCONTINUED OPERATIONS.

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

G.  ASSETS MARKETED FOR SALE

      In accordance with the Purchase Agreement between Lynch Systems and
Olivotto, Lynch Systems sold certain assets to the Buyer. The assets retained by
Lynch Systems include the land and building used in its operations (All accounts receivable at the closing date which were not fully reserved for were subsequently collected). The Company intends to sell the land and building in a separate transaction following the expiration of the six-month lease of the premises to the Buyer. As such, the Company is continuing to classify the land and building and its accumulated depreciation, within their respective line items in the condensed consolidated balance sheet. The Company also recorded an impairment charge on these retained assets of $905,000 in June 2007.

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

J.    ACCUMULATED OTHER COMPREHENSIVE INCOME

      For the nine months ended September 30, 2007, total comprehensive loss was
$4,697,000, comprised of net loss of $2,887,000 and change in Accumulated Other
Comprehensive Income of $1,810,000, compared to total comprehensive income of
$2,543,000 in the nine months ended September 30, 2006, which was comprised of net income of $1,774,000 and change in Other Comprehensive Income of $769,000.

                                                                    Nine Months Ended
                                                                      September 30
                                                                    2007       2006
                                                                 (Restated) (Restated)
                                                                 ---------   ---------
Net income (loss) as reported.............................        $(2,887)   $ 1,774
Deferred gain on hedge contract...........................            (18)        14
Unrealized gain  (loss) on available for sale securities..           (266)       752
Reclassification adjustment for gains included in income..         (1,526)         3
                                                                  -------    -------
Total comprehensive income/(loss).........................        $(4,697)   $ 2,543
                                                                  =======    =======

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

M.   COMMITMENTS AND CONTINGENCIES

      In the normal course of business, subsidiaries of the Company may become defendants in certain product liability, worker claims and other litigation in which the amounts being sought may exceed insurance coverage levels. The Company has no pending litigation at this time.

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

OPERATING PROFIT (LOSS)

The operating loss of $302,000 for the third quarter 2007 is a reduction of
$648,000 from $346,000 operating profit for the comparable period in 2006. This decline was caused by a $766,000 (25%) reduction in gross margin caused primarily by lower sales volume and higher material and yield loss costs in
Orlando. Selling and administrative expenses in the third quarter were reduced by $118,000 from $2,682,000 in 2006 to $2,564,000 in 2007. This was due primarily to reductions in commissions, incentives and bonus accruals. Corporate expenses increased $18,000 to $422,000 for the third quarter 2007 from $404,000 for the comparable period in 2006.

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

Other income (expense) increased by $55,000 to income of $15,000 for the third quarter 2007 compared to a loss of $40,000 for 2006. The change was primarily driven by an improvement in the U.S. Dollar to Indian Rupee exchange rate used as part of the Company's consolidation process.

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

NET LOSS

Net loss for the third quarter 2007 was $612,000 compared to net income of
$872,000 in the comparable period in 2006. The third quarter 2007 loss was comprised of a $459,000 loss from continuing operations, and a $153,000 loss from discontinued operations.

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

OPERATING PROFIT (LOSS)

The operating loss of $1,970,000 is a reduction of $3,899,000 from the operating profit of $1,929,000 for the comparable nine month period ended September 30,
2006. The margin loss was primarily due to lower selling prices and higher material and rework costs in Orlando combined with the reduction in revenue.
Corporate expenses increased $306,000 to $1,356,000 for the nine month period ending September 30, 2007, from $1,050,000 in the comparable period in 2006. The increase was due primarily to increases in legal fees, professional fees and in total director fees. The closure of the Greenwich office and the consolidation of the corporate office into the Orlando facility will result in a reduction of ongoing Corporate expenses. These increases in Corporate expenses were partially offset by a $149,000 reduction in selling and administrative expenses at
MtronPTI, which was primarily due to reductions in accrued insurance expenses, commissions, incentives and bonus accruals. In addition, the Company recorded an impairment loss on Lynch Systems' assets of $905,000 in 2007 and $0 in 2006.

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

NET INCOME/LOSS

      Net loss for the nine months ended September 30, 2007 was $2,887,000 compared with net income for the nine months ended September 30, 2006, of
$1,774,000. This loss is comprised of a loss from continuing operations of
$774,000, loss from discontinued operations of $1,131,000, and a loss on sale of
Lynch Systems of $982,000.

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

      At September 30, 2007, the Company's net working capital was $10,387,000 as compared to $12,615,000 at December 31, 2006 after taking into account the reclassification of Lynch Systems assets into "Held for Sale" and "Assets or
Liabilities from Discontinued Operations." At September 30, 2007, the Company
had current assets of $16,856,000 and current liabilities of $6,469,000. After taking into account the reclassification of Lynch Systems assets into "Held for
Sale" and "Assets or Liabilities from Discontinued Operations, at December 31,
2006, the Company had current assets of $23,765,000 and current liabilities of
$11,150,000. The ratio of current assets to current liabilities was 2.61 to 1.00 at September 30, 2007, compared to 2.13 to 1.00 at December 31, 2006.

      Cash used in operating activities was $186,000 for the nine months ended
September 30, 2007, compared to cash used in operating activities of $1,674,000 for the nine months ended September 30, 2006. This was due primarily to a reduction in accounts receivable and inventories which was partially offset by a decrease in accounts payable and accrued liabilities. Cash used in continuing operations was $955,000, which was due to operating losses and excludes gains on the sale of securities.

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

      Cash used in financing activities was $1,685,000 for the nine months ended
September 30, 2007, compared with $1,136,000 for the nine months ended September
30, 2006. The use of cash was primarily due to retiring $900,000 of Lynch
Systems debt and other scheduled MtronPTI debt reductions.

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

      MtronPTI maintains its own short-term line of credit facilities. In general, the credit facilities are collateralized by property, plant and equipment, inventory, receivables and contain certain covenants restricting distributions to the Company. At September 30, 2007, Mtron's short-term credit facility with First National Bank of Omaha ("FNBO") is $5,500,000, under which there is a revolving credit loan of $869,000 compared with $1,356,000 at
December 31, 2006. The Revolving Loan bears variable interest at the 30 day
LIBOR rate plus 2.1% (7.92% at September 30, 2007) and is due on June 30, 2008.

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

      On October 14, 2004, MtronPTI, entered into a Loan Agreement with First
National Bank of Omaha for a term loan in the amount of $2,000,000 (the "Term
Loan"). The Term Loan bore interest at the greater of prime rate plus 50 basis points, or 4.5%, and was repaid in monthly installments of $37,514, with the then remaining principal balance plus accrued interest to be paid on the third anniversary of the Loan Agreement, October 2007. This loan was renegotiated on
September 7, 2007. The principal balance was increased by $443,000 to $1,500,000 and the variable interest rate is the 30 day LIBOR rate plus 2.1% (7.92% at
September 30, 2007). The balance of this loan at September 30, 2007 is
$1,473,000 and is due on August 30, 2010. At September 30, 2007, MtronPTI was
not in compliance with the fixed charge covenant on this loan and a waiver letter has been received from First National Bank of Omaha.

      The Smythe Estate Promissory Note was repaid in the first quarter of 2007.

      The debt decreased at MtronPTI due to a reduction in the outstanding revolving debt and the scheduled repayments and retirements of long term debt.
The current portion of long term debt decreased due to the September 7, 2007 renegotiation of the term loan with First National Bank of Omaha. Notes payable and long-term debt outstanding at September 30, 2007 included $3,360,000 of fixed rate debt at an average interest rate of 7.0% (after considering the effect of the interest rate swap) and variable rate debt of $2,342,000 at an average rate of 7.92%. Long-term notes and debt outstanding at December 31,
2006, included $3,601,000 of fixed rate debt at an average interest rate of
6.91% after considering the effect of the interest rate swap) and variable rate debt of $2,882,000 at an average rate of 8.45%.

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

ITEM 5.  OTHER INFORMATION.

      On June 30, 2007, Mtron and PTI entered into a Fourth Amendment to Loan
Agreement (the "Fourth Amendment"), by and among Mtron, PTI and FNBO, and acknowledged and guaranteed by the Company, to amend that certain loan agreement, dated October 14, 2004, by and among such parties (the "FNBO Loan
Agreement"). The Fourth Amendment amends the short-term credit facility under the FNBO Loan Agreement in order to extend the term of the revolving credit facility to June 30, 2008. In addition, certain other changes were made to the definitions and financial covenants.

      On August 1, 2007, Mtron and PTI executed a promissory note by and among
Mtron, PTI and FNBO, amending and restating the terms of the revolving credit facility under the FNBO Loan Agreement in order to change the interest rate to
30-day LIBOR plus 2.1%.

      Additionally, on August 1, 2007, Mtron and PTI executed a promissory note by and among Mtron, PTI and FNBO, amending and restating the terms of the term loan under the FNBO Loan Agreement in order to change the principal amount to
$1,500,000, change the interest rate to 30-day LIBOR plus 2.1%, and extend the term to August 30, 2010.

ITEM 6.  EXHIBITS.

      Exhibits filed herewith:

10.1*       Fourth Amendment to the Loan Agreement, dated June 30, 2007, by and among M-tron Industries, Inc., Piezo Technology, Inc. and First
            National Bank of Omaha

10.2*       Promissory Note (revolving credit facility), dated August 1, 2007, by and among M-tron Industries, Inc., Piezo Technology, Inc. and
            First National Bank of Omaha

10.3*       Promissory Note (term loan), dated August 1, 2007, by and among
            M-tron Industries, Inc., Piezo Technology, Inc. and First National
            Bank of Omaha

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

32(b)*      Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* filed herewith

      The Exhibits listed above have been filed separately with the Securities and Exchange Commission in conjunction with this amended Quarterly Report on
Form 10-Q/A or have been incorporated by reference into this amended Quarterly
Report on Form 10-Q/A. Upon request, The LGL Group, Inc. will furnish to each of its shareholders a copy of any such Exhibit. Requests should be addressed to the
Office of the Secretary, The LGL Group, Inc., 2525 Shader Road, Orlando, FL
32804.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the SecuritiesExchange
Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE LGL GROUP, INC.

June 26, 2008                          By: /s/ Robert Zylstra
                                           -----------------------------------
                                           Robert Zylstra
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                           (PRINCIPAL EXECUTIVE OFFICER)

June 26, 2008                          By: /s/ Harold D. Castle
                                           -----------------------------------
                                           Harold D. Castle
                                           CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL FINANCIAL OFFICER AND
                                           PRINCIPAL ACCOUNTING OFFICER)

