Form 10-Q
period 2008-06-30
LGL GROUP INC
filed 2008-08-14
CIK 61004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

Class	Outstanding at August 11, 2008
Common Stock, $0.01 par value	2,176,216

Index
INDEX

THE LGL GROUP, INC.

Index

PART I

FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

(In thousands)

	June 30, 2008	December 31, 2007 (A)
ASSETS
Current Assets:
Cash and cash equivalents	$4,904	$5,233
Investments - marketable securities	33	48
Accounts receivable, less allowances of $517 and $415, respectively	6,026	6,382
Inventories	5,462	5,181
Prepaid expenses and other current assets	193	381
Assets of Discontinued Operations	4	5
Total Current Assets	16,622	17,230
Property, Plant and Equipment:
Land	698	698
Buildings and improvements	5,028	5,020
Machinery and equipment	12,586	12,541
Gross Property, Plant and Equipment	18,312	18,259
Less: Accumulated Depreciation	(13,676)	(13,196)
Net Property, Plant and Equipment	4,636	5,063
Deferred Income Taxes	111	111
Other Assets	435	472
Total Assets	$21,804	$22,876

Index

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED, continued

(In thousands, except share and per share amounts)

	June 30, 2008	December 31, 2007 (A)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Note payable to bank	$1,346	$1,035
Trade accounts payable	2,506	2,535
Accrued compensation expense	1,572	1,481
Accrued professional fees	16	51
Swap liability on hedge contracts	78	80
Other accrued expenses	589	640
Current maturities of long-term debt	409	419
Liabilities of Discontinued Operations	177	231
Total Current Liabilities	6,693	6,472
Long-term debt	3,852	4,035
Total Liabilities	10,545	10,507

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $0.01 par value - 10,000,000 shares authorized; 2,188,510 shares issued; 2,176,216 and 2,167,202 shares outstanding, respectively	22	22
Additional paid-in capital	20,815	20,921
Accumulated deficit	(9,229)	(8,066)
Accumulated other comprehensive loss	(114)	(101)
Treasury stock, at cost, 12,294 and 21,308 shares, respectively	(235)	(407)
Total Stockholders’ Equity	11,259	12,369
Total Liabilities and Stockholders’ Equity	$21,804	$22,876

(A)
The Condensed Consolidated Balance Sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

Index

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

REVENUES	$10,150	$10,014	$19,933	$19,391
Cost and expenses:
Manufacturing cost of sales	7,544	7,476	14,698	14,892
Engineering, selling and administrative	3,000	2,674	6,085	5,325
Impairment loss on Lynch Systems’ assets	--	905	--	905
OPERATING LOSS	(394)	(1,041)	(850)	(1,731)
Other income (expense):
Investment income	--	--	--	1,526
Interest expense	(66)	(91)	(129)	(180)
Gain on sale of land	--	88	--	88
Other expense	(41)	(202)	(73)	(39)
Total Other Income (Expense)	(107)	(205)	(202)	1,395
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(501)	(1,246)	(1,052)	(336)
Benefit (Provision) for income taxes	(57)	108	(106)	50
LOSS FROM CONTINUING OPERATIONS	(558)	(1,138)	(1,158)	(286)

Discontinued Operations:
Loss from Discontinued Operations	(15)	(803)	(5)	(1,007)
Loss on sale of Lynch Systems	--	(982)	--	(982)
Loss from discontinued operations	(15)	(1,785)	(5)	(1,989)

NET LOSS	$(573)	$(2,923)	$(1,163)	$(2,275)

Weighted average shares outstanding, basic and diluted	2,172,052	2,154,702	2,169,820	2,154,702

BASIC AND DILUTED LOSS PER SHARE FROM CONTINUING OPERATIONS	$(0.26)	$(0.53)	$(0.54)	$(0.13)

BASIC AND DILUTED LOSS PER SHARE FROM DISCONTINUED OPERATIONS	$(0.01)	$(0.83)	$(0.00)	$(0.93)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.27)	$(1.36)	$(0.54)	$(1.06)

See accompanying Notes to Condensed Consolidated Financial Statements

Index

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — UNAUDITED

(In thousands, except share amounts)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2007	2,154,702	$22	$21,081	$(5,512)	$1,790	$(646)	$16,735
Comprehensive loss:
Net loss for period	--	--	--	(2,275)	--	--	(2,275)
Other comprehensive loss	--	--	--	--	(1,775)	--	(1,775)
Comprehensive loss	--	--	--	--	--	--	(4,050)
Stock based compensation	--	--	49	--	--	--	49
Balance at June 30, 2007	2,154,702	$22	$21,130	$(7,787)	$15	$(646)	$12,734

Balance at January 1, 2008	2,167,202	$22	$20,921	$(8,066)	$(101)	$(407)	$12,369
Comprehensive loss:
Net loss for period	--	--	--	(1,163)	--	--	(1,163)
Other comprehensive loss	--	--	--	--	(13)	--	(13)
Comprehensive loss	--	--	--	--	--	--	(1,176)
Stock based compensation	--	--	66	--	--	--	66
Issuance of treasury shares for vested restricted stock	9,014	--	(172)	--	--	172	--
Balance at June 30, 2008	2,176,216	$22	$20,815	$(9,229)	$(114)	$(235)	$11,259

See accompanying Notes to Condensed Consolidated Financial Statements

Index

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

(In thousands)

	Six Months Ended June 30,
	2008	2007

OPERATING ACTIVITIES
Net loss	$(1,163)	$(2,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment on Lynch Systems’ assets	--	905
Loss on sale of Lynch Systems	--	982
Depreciation	516	517
Stock based compensation	66	49
Amortization of finite-lived intangible assets	30	44
Gain on sale of land	--	(88)
Gain realized on sale of marketable securities	--	(1,526)
Changes in operating assets and liabilities:
Receivables	356	103
Inventories	(281)	933
Accounts payable and accrued liabilities	(27)	(1,286)
Other assets/liabilities	198	(6)
Net cash used in operating activities of continuing operations	(305)	(1,648)
Net cash (used in) provided by operating activities of discontinued operations	(53)	420
Net cash used in operating activities	(358)	(1,228)

INVESTING ACTIVITIES
Capital expenditures	(89)	(59)
Restricted cash	--	19
Proceeds from sale of marketable securities	--	2,292
Proceeds from sale of land	--	171
Net cash (used in) provided by investing activities of continuing operations	(89)	2,423
Net cash used in investing activities of discontinued operations	--	722
Net cash (used in) provided by investing activities	(89)	3,145

FINANCING ACTIVITIES
Net borrowings on note payable to bank	311	805
Repayments of long-term debt	(193)	(611)
Net cash provided by financing activities of continuing operations	118	194
Net cash used in financing activities of discontinued operations	--	(900)
Net cash provided by (used in) financing activities	118	(706)

Increase (decrease) in cash and cash equivalents	(329)	1,211
Cash and cash equivalents at beginning of period	5,233	4,429
Cash and cash equivalents at end of period	$4,904	$5,640

Supplemental Disclosure:
Cash paid for interest	$199	$176
Cash paid for income taxes	$308	$46
Non-cash Financing Transactions:
Issuance of treasury shares for vested restricted stock	$172	$--

See accompanying Notes to Condensed Consolidated Financial Statements

Index

THE LGL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.	Subsidiaries of the Registrant

As of June 30, 2008, the Subsidiaries of the Company are as follows:

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The financial results presented for the three and six month periods ended June 30, 2007 have been reclassified to present the operations of Lynch Systems as discontinued operations (see Note K).

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

C.	Investments

The following is a summary of marketable securities (investments) held by the Company (in thousands):

	Cost	Gross Unrealized (Loss)	Fair Value

June 30, 2008	$68	$(35)	$33
December 31, 2007	$68	$(20)	$48

Index

D.	Inventories

Inventories are stated at the lower of cost or market value.  At MtronPTI, inventories are valued using the first-in first-out (“FIFO”) method for 75.0% and 70.5% of the inventory, as of June 30, 2008 and December 31, 2007, respectively, and the remaining 25.0% and 29.5% as of June 30, 2008 and December 31, 2007, respectively, is valued using last-in first-out (“LIFO”).  The Company reduces the value of its inventory to market value when the market value is believed to be less than the cost of the item.

	June 30, 2008	December 31, 2007
	(in thousands)
Raw materials	$2,550	$2,306
Work in process	1,621	1,498
Finished goods	1,291	1,377
Total Inventories	$5,462	$5,181

Current cost exceeded the LIFO value of inventory by $336,000 and $266,000 at June 30, 2008 and December 31, 2007, respectively.

E.	Note Payable to Banks and Long-Term Debt

	June 30, 2008	December 31, 2007
Note Payable:	(in thousands)
MtronPTI revolving loan (First National Bank of Omaha (“FNBO”)) at 30-day LIBOR plus 2.1% (4.56% at June 30, 2008), due June 2009	$1,346	$1,035

Long-Term Debt:
MtronPTI term loan (RBC Centura Bank (“RBC”)) due October 2010. The note bears interest at LIBOR Base Rate plus 2.75%. Interest rate swap converts loan to a fixed rate, at 7.51% at June 30, 2008	$2,856	$2,894
MtronPTI term loan (FNBO) at 30-day LIBOR plus 2.1%. Interest rate swap converts loan to a fixed rate, at 5.60% at June 30, 2008, due January 2013	1,310	1,430
Rice University Promissory Note at a fixed interest rate of 4.5%, due August 2009	95	130
	4,261	4,454
Current maturities	(409)	(419)
Long -Term Debt	$3,852	$4,035

On October 14, 2004, MtronPTI, entered into a loan agreement with FNBO (the “FNBO Loan Agreement”).  The FNBO Loan Agreement provides for a short-term credit facility of up to $5,500,000 (the “FNBO Revolving Loan”).  The provisions of the FNBO Revolving Loan were subsequently amended, most recently on June 30, 2008.  The principal balance of the FNBO Revolving Loan currently bears interest at 30-day LIBOR plus 2.1%, with interest only payments due monthly and the final payment of principal and interest due on June 30, 2009.  At June 30, 2008, the amount outstanding under the revolving credit loan was $1,346,000.  The Company had $4,154,000 of unused borrowing capacity under its revolving line of credit at June 30, 2008, compared to $4,465,000 at December 31, 2007.

The FNBO Loan Agreement also provides for a term loan in the original principal amount of $2,000,000 (the “FNBO Term Loan”).  The provisions of the FNBO Term Loan were subsequently amended, most recently on January 24, 2008.  Under such amendment, the original principal amount of the FNBO Term Loan is approximately $1,410,000, and the principal balance bears interest at 30-day LIBOR plus 2.1%, with principal and interest payments due monthly and the final payment of principal and interest due January 24, 2013.

Index

The FNBO Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, financial covenants that MtronPTI maintain: (i) tangible net worth of not less than $7,000,000, (ii) a ratio of current assets to current liabilities of not less than 1.5 to 1.0; (iii) a ratio of total liabilities to tangible net worth of not greater than 2.75 to 1.0; and (iv) a fixed charge ratio of 1.2 to 1.0.  At June 30, 2008, the Company was in compliance with these covenants.

All outstanding obligations under the FNBO Loan Agreement are guaranteed by the Company.

In connection with the FNBO Term Loan, MtronPTI entered into a separate interest rate swap agreement with FNBO from which it receives periodic payments at the LIBOR Base Rate and makes periodic payments at a fixed rate of 5.60% through the life of the FNBO Term Loan.  The Company has designated this swap as a cash flow hedge in accordance with Financial Accounting Standards Board (“FASB”) 133 “Accounting for Derivative Instruments and Hedging Activities” (“FASB 133”).  The fair value of the interest rate swap at June 30, 2008 is $6,000 net of any tax effect, and is included in “swap liability on hedge contracts” on the condensed consolidated balance sheets.  The change in fair value is reflected in other comprehensive loss, net of any tax effect.

On September 30, 2005, MtronPTI entered into a loan agreement (the “RBC Loan Agreement”) with RBC, which provides for a loan in the original principal amount of $3,040,000 (the “RBC Term Loan”).  The RBC Term Loan bears interest at LIBOR Base Rate plus 2.75% and is being repaid in monthly installments based on a 20 year amortization, with the then remaining principal balance and interest due on the fifth anniversary of the RBC Loan Agreement.  The RBC Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, financial covenants that MtronPTI maintain: (i) a ratio of total liabilities to tangible net worth of at least 4.0 to 1.0; (ii) tangible net worth of at least $4.2 million; and (iii) a fixed charge coverage ratio of not less than 1.2 to 1.0.  At June 30, 2008, the Company was in compliance with these covenants.

All outstanding obligations under the RBC Loan Agreement are collateralized by security interests in the assets of MtronPTI and guaranteed by the Company.

In connection with the RBC Term Loan, MtronPTI entered into a five-year interest rate swap from which it receives periodic payments at the LIBOR Base Rate and makes periodic payments at a fixed rate of 7.51% with monthly settlement and rate reset dates.  The Company has designated this swap as a cash flow hedge in accordance with FASB 133.  The fair value of the interest rate swap at June 30, 2008 is ($84,000) net of any tax effect, and is included in “swap liability on hedge contracts” on the condensed consolidated balance sheets.  The change in fair value is reflected in other comprehensive loss, net of any tax effect.

F.	Stock Based Compensation

The Company utilizes the provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment” (“SFAS 123-R”) to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize cost over the requisite service period.  Compensation expense is recognized for all share-based payments granted under SFAS 123-R, and all awards granted under SFAS 123 to employees prior to the effective date that remain unvested on the effective date.  The Company recognizes compensation expense on fixed awards with pro rata vesting on a straight-line basis over the service period.

On March 20, 2007, the Company granted 10,000 restricted shares to an executive officer.  This officer subsequently resigned prior to December 31, 2007 without vesting in any shares.  On December 31, 2007, the Board of Directors granted restricted shares to eight of its members at 1,471 shares each.  On January 22, 2008, the Board of Directors granted 1,250 restricted shares to one of its members. All of these shares are to vest ratably over 2008 at the end of each respective quarter.  Total stock compensation related expense for all outstanding grants for the three-month period ended June 30, 2008 was $33,000 and for the six-month period ended June 30, 2008 was $66,000.  The Company estimates the fair value of stock based compensation on the date of grant using the Black-Scholes-Merton option-pricing model for stock option grants.  The Black-Scholes-Merton option-pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.  There is no expected dividend rate.  Historical Company information was the primary basis for the expected volatility assumption.  Prior years grants were calculated using historical volatility as the Company believes that the historical volatility over the life of the option is more indicative of the options expected volatility in the future.  The risk-free interest rate is based on the U.S. Treasury zero-coupon rates with a remaining term equal to the expected term of the option. SFAS 123-R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Based on past history of actual performance, a zero forfeiture rate has been assumed.

Index

G.	Loss Per Share

The Company computes loss per share in accordance with SFAS No.  128, “Earnings Per Share.”  Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted earnings per share adjusts basic earnings per share for the effects of stock options, restricted common stock, and other potentially dilutive financial instruments, only in the periods in which the effects are dilutive.

The following securities have been excluded from the diluted loss per share computation because the impact of the assumed exercise of stock options and unvested restricted stock would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Options to purchase common stock	200,000	200,000	200,000	200,000
Unvested restricted stock	7,754	30,000	7,754	30,000
Total	207,754	230,000	207,754	230,000

H.	Other Comprehensive Loss

Other comprehensive loss includes the changes in fair value of investments classified as available for sale and the changes in fair values of derivatives designated as cash flow hedges.

For the six months ended June 30, 2008, total comprehensive loss was ($1,176,000), comprised of net loss of ($1,163,000) and change in Accumulated Other Comprehensive Loss of ($13,000), compared to total comprehensive loss of ($4,050,000) in the six months ended June 30, 2007, which was comprised of net loss of ($2,275,000) and change in Other Comprehensive Loss of ($1,775,000).

The change in accumulated other comprehensive loss, net of related tax, for the six month periods ended June 30, 2008 and 2007, are as follows:

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Balance beginning of period	$(101)	$1,790
Deferred gain on swap liability on hedge contracts	2	16
Unrealized loss on available-for-sale securities	(15)	(265)
Reclassification adjustment for gains included in net income	--	(1,526)
Balance end of period	$(114)	$15

The components of accumulated other comprehensive loss, net of related tax at June 30, 2008 and December 31, 2007, are as follows:

	June 30, 2008	December 31, 2007
	(in thousands)
Deferred loss on swap liability on hedge contracts	$(79)	$(78)
Unrealized loss on available-for-sale securities	(35)	(23)
Accumulated other comprehensive loss	$(114)	$(101)

I.	Fair Value Measurements

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

Index

Assets

To estimate the market value of its marketable securities, the Company obtains current market pricing from quoted market sources or uses pricing for similar securities. Assets measured at fair value on a recurring basis are summarized below.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2008
Marketable securities	$33	$--	$--	$33

Liabilities

To estimate the fair value of the swap liability on hedge contracts as of the measurement date, the Company obtains inputs other than quoted value prices that are observable for the liability. Liabilities measured at fair value on a recurring basis are summarized below.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2008
Swap liability on hedge contracts	$--	$(78)	$--	$(78)

J.	Significant Foreign Sales

For the three and six months ended June 30, 2008 and 2007, significant foreign revenues to specific countries were as follows:

	Three Months Ended June 30,
Foreign Revenues:	2008	2007
Malaysia	$1,709	$818
China	1,523	1,086
Thailand	625	760
Mexico	411	741
Canada	314	701
All other foreign countries	1,146	1,257
Total foreign revenues	$5,728	$5,363

	Six Months Ended June 30,
Foreign Revenues:	2008	2007
Malaysia	$3,296	$1,465
China	2,564	1,863
Thailand	1,048	1,355
Mexico	841	1,346
Canada	832	1,061
All other foreign countries	2,528	2,319
Total foreign revenues	$11,109	$9,409

Index

K.	Discontinued Operations

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

As a result of the sale of Lynch Systems, certain reclassifications of assets, liabilities, revenues, costs, and expenses have been made to the prior period financial statements to reflect the operations of Lynch Systems as discontinued operations.  Specifically, we have reclassified the results of operations of Lynch Systems for all periods presented to “Loss from Discontinued Operations” within the Condensed Consolidated Statements of Operations.  In addition, the remaining assets and liabilities of the business divested in 2007 have been reclassified to “Assets of Discontinued Operations” and “Liabilities of Discontinued Operations” and the assets of the divested business held for separate sale continue to be classified as held and used in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and are included within “Land and Buildings and Improvements.”

Revenues from discontinued operations were $0 and $1,244,000 for the three months ended June 30, 2008 and 2007, respectively.  Loss from discontinued operations was ($15,000) and ($803,000) for the three months ended June 30, 2008 and 2007, respectively.

Revenues from discontinued operations were $0 and $2,534,000 for the six months ended June 30, 2008 and 2007, respectively.  Loss from discontinued operations was ($5,000) and ($1,007,000) for the six months ended June 30, 2008 and 2007, respectively.

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

The Company provided $57,000 for foreign income taxes and $0 for state taxes in the three month period ended June 30, 2008.  The Company provided $106,000 for foreign income taxes and $0 for state taxes in the six month period ended June 30, 2008.

Due to the uncertainty surrounding the realization of the favorable U.S. tax attributes in future tax returns, we continue to record a full valuation allowance against our otherwise recognizable U.S. net deferred tax assets as of June 30, 2008 and December 31, 2007, except for the Company’s $111,000 in AMT deferred tax assets which do not expire.

N.	Related Party Transactions

At June 30, 2008, the Company had $4,904,000 of cash and cash equivalents.  Of this amount, $1,109,000 is invested in United States Treasury money market funds for which affiliates of the Company serve as investment managers to the respective funds, compared with $1,095,000 of $5,233,000 at December 31, 2007.

Index

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

Results of Operations
Three months ended June 30, 2008 compared to three months ended June 30, 2007

Consolidated Revenues and Gross Margin

Consolidated revenues from continuing operations increased by $136,000, or 1.4%, to $10,150,000 for the second quarter 2008 from $10,014,000 for the comparable period in 2007.  The increase is due primarily to an increase in foreign sales of $365,000 over the comparable period in 2007 offset by a decrease in domestic sales of $229,000.  This growth in foreign sales is driven by the Company’s customers’ continuing migration of manufacturing into low labor cost regions.

Consolidated gross margin from continuing operations as a percentage of revenues for the second quarter 2008 increased to 25.7% from 25.3% for the comparable period in 2007.

Operating Loss

Operating loss from continuing operations of $394,000 for the second quarter 2008 is an improvement of $647,000 from the $1,041,000 operating loss for the comparable period in 2007.  The $647,000 improvement was primarily driven by an impairment loss on Lynch Systems’ assets recognized in the second quarter of 2007 of $905,000 compared to $0 in 2008, offset by an increase in engineering, selling and administrative expenses of  $326,000 in the second quarter of 2008 compared to the same period in 2007, which was primarily driven by an increase in professional fees due to the Company’s restatement of its financial statements for the first two quarters of 2007, fiscal 2006 and prior years and its continuing compliance requirements under Sarbanes-Oxley.

Other Income (Expenses)

Net interest expense for the second quarter 2008 was $66,000, compared with $91,000 for the comparable period in 2007 due to the overall reduction in Company debt in the second quarter of 2008 in relation to the comparable period in 2007, as well as a reduction in the variable interest rate on MtronPTI’s revolving loan.  In the second quarter of 2007, MtronPTI recognized $173,000 in other expense relating to the remeasurement process of consolidating one of its foreign subsidiaries, offset by the gain on the sale of vacant land of $88,000.

Income Taxes

The Company files consolidated federal income tax returns, which includes all subsidiaries.  The income tax provision for the six-month period ended June 30, 2008 included foreign taxes.  The provision gives effect to our estimated tax liability at the end of the year.

Due to the uncertainty surrounding the realization of the favorable U.S. tax attributes in future tax returns, we continue to record a full valuation allowance against our otherwise recognizable U.S. net deferred tax assets as of June 30, 2008 and December 31, 2007, except for the Company’s $111,000 in AMT deferred tax assets which do not expire.

Index

Results of Discontinued Operations

As a result of the sale of Lynch Systems in the second quarter of 2007, we have reclassified the results of operations of Lynch Systems for all periods presented to “Discontinued Operations” within the Condensed Consolidated Statements of Operations, in accordance with accounting principles generally accepted in the United States of America.

For the quarter ended June 30, 2008, the revenues from discontinued operations were $0 and loss from discontinued operations was $15,000 compared with revenues of $1,244,000 and loss from discontinued operations of $803,000 including a loss on the sale of Lynch systems of $982,000 for the second quarter of 2007.

Net Loss

Net loss for the second quarter 2008 was $573,000 compared to net loss of $2,923,000 for the comparable period in 2007. The second quarter 2008 loss was comprised of a $558,000 loss from continuing operations and $15,000 loss from discontinued operations compared with a $1,138,000 loss from continuing operations and $1,785,000 loss from discontinued operations for the second quarter of 2007. The decrease in net loss is due to impairment loss on Lynch Systems’ assets of $905,000 and total net loss from discontinued operations of $1,785,000 in the second quarter of 2007 compared to an impairment loss of $0 and net loss from discontinued operations of $15,000 for 2008.

Six months ended June 30, 2008 compared to six months ended June 30, 2007

Consolidated Revenues and Gross Margin

Consolidated revenues from continuing operations for the six-month period ending June 30, 2008 increased by $542,000, or 2.8%, to $19,933,000 from $19,391,000 for the comparable period in 2007.  The increase is due primarily to an increase in foreign sales of $1,700,000 over the comparable period in 2007 offset by a decrease in domestic sales of $1,158,000.  This growth in foreign sales is driven by the Company’s customers’ continuing migration of manufacturing into low labor cost regions.

Consolidated gross margin from continuing operations as a percentage of revenues for the six-month period ending June 30, 2008 increased to 26.3% from 23.2% for the comparable period in 2007.  The improvement in gross margin reflects the Company’s continuing efforts to improve upon its manufacturing and supply chain efficiency.

Operating Loss

Operating loss from continuing operations of $850,000 for the six-month period ending June 30, 2008 is an improvement of $881,000 from the $1,731,000 operating loss for the comparable period in 2007.  The $881,000 improvement was caused by a margin percentage improvement of 3.1%, resulting in additional gross margin of $601,000 on a same sales level reflecting the Company’s continuing efforts to improve upon its manufacturing inefficiencies experienced in 2007, offset by an increase in professional fees primarily due to the Company’s restatement of its financial statements for the first two quarters of 2007, fiscal 2006 and prior years and its continuing compliance requirements under Sarbanes-Oxley.  In addition, in 2007 the Company recognized an impairment loss on Lynch Systems’ assets of $905,000.

Index

Other Income (Expenses)

Investment income from continuing operations decreased $1,526,000 to $0 for the six-month period ended June 30, 2008.  This was due to the sale of substantially all of the marketable securities that were held for sale during the first quarter 2007.  Net interest expense for the six-month period ended June 30, 2008 was $129,000, compared with $180,000 for the comparable period in 2007 due to the overall reduction in Company debt in 2008 in relation to the comparable period in 2007, as well as a reduction in the variable interest rate on MtronPTI’s revolving loan.  In the second quarter of 2007, MtronPTI recognized $173,000 in other expense relating to the remeasurement process of consolidating one of its foreign subsidiaries.

Income Taxes

The Company files consolidated federal income tax returns, which includes all subsidiaries.  The income tax provision for the six-month period ended June 30, 2008 included foreign taxes.  The provision gives effect to our estimated tax liability at the end of the year.

Due to the uncertainty surrounding the realization of the favorable U.S. tax attributes in future tax returns, we continue to record a full valuation allowance against our otherwise recognizable U.S. net deferred tax assets as of June 30, 2008 and December 31, 2007, except for the Company’s $111,000 in AMT deferred tax assets which do not expire.

Results of Discontinued Operations

As a result of the sale of Lynch Systems in the second quarter of 2007, we have reclassified the results of operations of Lynch Systems for all periods presented to “Discontinued Operations” within the Condensed Consolidated Statements of Operations, in accordance with accounting principles generally accepted in the United States.

For the six-month period ended June 30, 2008, the revenues from discontinued operations were $0 and loss from discontinued operations was $5,000 compared with revenues of $2,534,000 and loss from discontinued operations of $1,007,000 including a loss on the sale of Lynch Systems of $982,000 for the comparable period in 2007.

Net Loss

Net loss for the six-month period ended June 30, 2008 was $1,163,000 compared to a net loss of $2,275,000 for the comparable period in 2007. The six-month period ended June 30, 2008 loss was comprised of a $1,158,000 loss from continuing operations and $5,000 loss from discontinued operations compared with a $286,000 loss from continuing operations and $1,989,000 loss from discontinued operations for the comparable period in 2007. The decrease in net loss is due to an impairment loss on Lynch Systems’ assets of $905,000 and total net loss from discontinued operations of $1,989,000, offset by investment income of $1,526,000 during the six-month period ended June 30, 2007 compared to an impairment loss of $0, net loss from discontinued operations of $5,000 and investment income of $0 for 2008.

Liquidity and Capital Resources

The Company’s cash, cash equivalents and investments in marketable securities at June 30, 2008 was $4,937,000 as compared to $5,281,000 at December 31, 2007.  MtronPTI had unused borrowing capacity of $4,154,000 under MtronPTI’s revolving line of credit at June 30, 2008, as compared to $4,465,000 at December 31, 2007.  At June 30, 2008, MtronPTI had $1,346,000 outstanding in its revolving loan, compared with $1,035,000 at December 31, 2007.

At June 30, 2008, the Company’s net working capital was $9,929,000 as compared to $10,984,000 at December 31, 2007 after taking into account the reclassification of Lynch Systems assets into “Assets or Liabilities of Discontinued Operations.”  At June 30, 2008, the Company had current assets of $16,622,000 and current liabilities of $6,693,000.   After taking into account the reclassification of Lynch Systems assets into “Assets or Liabilities of Discontinued Operations,” at December 31, 2007, the Company had current assets of $17,225,000 and current liabilities of $6,241,000.  The ratio of current assets to current liabilities was 2.48 to 1.00 at June 30, 2008, compared to 2.76 to 1.00 at December 31, 2007.

Index

Cash used in operating activities from continuing operations was $305,000 for the six months ended June 30, 2008, compared to cash used in operating activities from continuing operations of $1,648,000 for the six months ended June 30, 2007.  The decrease in cash used in operating activities is due to cash used in the six months ended June 30, 2007 to pay down accounts payable and accrued liabilities of $1,286,000 compared to $27,000 for the six months ended June 30, 2008.

Cash used in investing activities from continuing operations was $89,000 for the six months ended June 30, 2008, versus cash provided of $2,433,000 for the six months ended June 30, 2007.  The cash from investing activities came primarily from the sale of securities in March 2007.  The proceeds of that sale were $2,292,000.

Cash provided by financing activities from continuing operations was $118,000 for the six months ended June 30, 2008, compared with $194,000 for the six months ended June 30, 2007.  The decrease in cash provided by financing activities is due primarily to a decrease in net borrowings on the Company’s note payable offset by a decrease in scheduled repayments of its long-term debt.

At June 30, 2008, total liabilities of $10,545,000 was $38,000 more than the total liabilities at December 31, 2007 of $10,507,000. The debt increased due to the increase in MtronPTI’s borrowing on its revolving loan, which was partially offset by a decrease in term loans outstanding due to scheduled repayments.  At June 30, 2008, the Company had $409,000 in current maturities of long-term debt compared with $419,000 at December 31, 2007.  The increase in consolidated debt was in addition to the decrease in cash and cash equivalents of $329,000.

The Company believes that existing cash and cash equivalents, cash generated from operations and available borrowings on its revolver, will be sufficient to meet its ongoing working capital and capital expenditure requirements for the foreseeable future.

On October 14, 2004, MtronPTI, entered into the FNBO Loan Agreement.  The FNBO Loan Agreement provides for a short-term credit facility of up to $5,500,000, the FNBO Revolving Loan.  The provisions of the FNBO Revolving Loan were subsequently amended, most recently on June 30, 2008.  The principal balance of the FNBO Revolving Loan currently bears interest at 30-day LIBOR plus 2.1%, with interest only payments due monthly and the final payment of principal and interest due on June 30, 2009.  At June 30, 2008, the amount outstanding under the revolving credit loan was $1,346,000.  The Company had $4,154,000 of unused borrowing capacity under its revolving line of credit at June 30, 2008, compared to $4,465,000 at December 31, 2007.

The FNBO Loan Agreement also provides for a term loan in the original principal amount of $2,000,000, the FNBO Term Loan.  The provisions of the FNBO Term Loan were subsequently amended, most recently on January 24, 2008.  Under such amendment, the original principal amount of the FNBO Term Loan is approximately $1,410,000, and the principal balance bears interest at 30-day LIBOR plus 2.1%, with principal and interest payments due monthly and the final payment of principal and interest due January 24, 2013.

The FNBO Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, financial covenants that MtronPTI maintain: (i) tangible net worth of not less than $7,000,000, (ii) a ratio of current assets to current liabilities of not less than 1.5 to 1.0; (iii) a ratio of total liabilities to tangible net worth of not greater than 2.75 to 1.0; and (iv) a fixed charge ratio of 1.2 to 1.0.  At June 30, 2008, the Company was in compliance with these covenants.

All outstanding obligations under the FNBO Loan Agreement are guaranteed by the Company.

In connection with the FNBO Term Loan, MtronPTI entered into a separate interest rate swap agreement with FNBO from which it receives periodic payments at the LIBOR Base Rate and makes periodic payments at a fixed rate of 5.60% through the life of the FNBO Term Loan.  The Company has designated this swap as a cash flow hedge in accordance with FASB 133 “Accounting for Derivative Instruments and Hedging Activities”.  The fair value of the interest rate swap at June 30, 2008 is $6,000 net of any tax effect, and is included in “swap liability on hedge contracts” on the condensed consolidated balance sheets.  The change in fair value is reflected in other comprehensive loss, net of any tax effect.

Index

On September 30, 2005, MtronPTI entered into the RBC Loan Agreement, which provides for a loan in the original principal amount of $3,040,000, the RBC Term Loan.  The RBC Term Loan bears interest at LIBOR Base Rate plus 2.75% and is being repaid in monthly installments based on a 20 year amortization, with the then remaining principal balance and interest due on the fifth anniversary of the RBC Loan Agreement.  The RBC Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, financial covenants that MtronPTI maintain: (i) a ratio of total liabilities to tangible net worth of at least 4.0 to 1.0; (ii) tangible net worth of at least $4.2 million; and (iii) a fixed charge coverage ratio of not less than 1.2 to 1.0.  At June 30, 2008, the Company was in compliance with these covenants.

All outstanding obligations under the RBC Loan Agreement are collateralized by security interests in the assets of MtronPTI and guaranteed by the Company.

In connection with the RBC Term Loan, MtronPTI entered into a five-year interest rate swap from which it receives periodic payments at the LIBOR Base Rate and makes periodic payments at a fixed rate of 7.51% with monthly settlement and rate reset dates.  The Company has designated this swap as a cash flow hedge in accordance with FASB 133 “Accounting for Derivative Instruments and Hedging Activities”.  The fair value of the interest rate swap at June 30, 2008 is ($84,000) net of any tax effect, and is included in “swap liability on hedge contracts” on the condensed consolidated balance sheets.  The change in fair value is reflected in other comprehensive loss, net of any tax effect.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

        Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

       Item 4T.    Controls and Procedures.

Evaluation of our Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)) as of June 30, 2008. Based on this evaluation, management has concluded that as of June 30, 2008, such disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2007 based on the guidance for smaller companies in using the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Controls – Integrated Framework as it relates to the effectiveness of internal control over financial reporting.  Based on that assessment, management had concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2007 to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. As a result of its assessment of our internal control over financial reporting, management identified material weaknesses in the following areas: entity-level controls, enterprise-wide risk oversight, financial statement close and reporting process, inventory controls and information technology company-level controls.

There were no significant changes in our internal control over financial reporting, other than those stated below, that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

Remediation Efforts to Address Material Weaknesses in Internal Control over Financial Reporting

Throughout the process to report on the operations for the  three months ended June 30, 2008, management made progress in the implementation of a remediation plan to address the material weaknesses identified as of December 31, 2007.  We have implemented controls and procedures that have addressed and corrected the previously reported control deficiency related to material weakness in internal control over financial reporting with respect to inventory controls.  The primary changes made by the Company to remedy the identified material weakness were improvements in the documentation of implemented controls and procedures and their respective reviews and approvals.  In addition, management continuously identifies and communicates in a timely manner to the responsible personnel across the Company changes to its compliance program and actively follows up on its appropriate implementation.

Management has continued to identify a material weakness in the area of information technology company-level controls.

We will continue to implement process changes to address the material weaknesses previously noted regarding the internal controls over financial reporting for fiscal 2007. We are currently undergoing a comprehensive effort to remedy the control deficiencies identified. This effort, under the direction of the Company’s senior management and the newly hired IT Director who started in July 2008, includes the documentation, testing and review of our internal controls. During the course of these activities, we may identify other potential improvements to our internal controls over financial reporting that we will evaluate for possible future implementation. We expect to continue such documentation, testing and review and may identify other control deficiencies, possibly including additional material weaknesses, and other potential improvements to our internal controls in the future.

Evaluation of Internal Control Over Financial Reporting

Based on management’s continuing assessment of the Company’s internal control over financial reporting, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2008 to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with United States generally accepted accounting principles.

Index

PART II

OTHER INFORMATION

Item 1.      Legal Proceedings.

In the normal course of business, the Company and its subsidiaries may become defendants in certain product liability, worker claims and other litigation.  There is no litigation pending currently.

Item 1A.   Risk Factors.

We found material weaknesses in our internal control over financial reporting and concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of December 31, 2007 and June 30, 2008.

As disclosed in Part II, Item 9A(T), “Controls and Procedures,” of our Annual Report on Form 10-K, and updated herein in Part I, Item 4T, “Controls and Procedures,” of our Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of December 31, 2007 and not effective as of June 30, 2008.  Our failure to successfully implement our plans to remediate the material weaknesses discovered could cause us to fail to meet our reporting obligations, to produce timely and reliable financial information, and to effectively prevent fraud.  Additionally, such failures could cause investors to lose confidence in our reported financial information, which could have a negative impact on our financial condition and stock price.

Item 4.      Submission of Matters to a Vote of Security Holders.

We held our 2008 annual meeting of stockholders on June 26, 2008 (the “Annual Meeting”).  A quorum was present at the Annual Meeting, with 2,171,709 shares of common stock entitled to be cast in person or by proxy at the Annual Meeting.

At the Annual Meeting, our stockholders reelected each of our incumbent directors, to serve until our 2009 annual meeting of stockholders and until their sucessors are duly elected and qualify, by the following votes:

	Shares For:	Shares Withheld:
Marc Gabelli	1,668,086	266,770
Timothy Foufas	1,668,086	266,770
E. Val Cerutti	1,668,085	266,771
Peter DaPuzzo	1,668,085	266,771
Avrum Gray	1,666,751	268,105
Patrick J. Guarino	1,668,086	266,770
Jeremiah Healy	1,493,411	441,445
Kuni Nakamura	1,668,086	266,770
Anthony J. Pustorino	1,668,085	266,771
Javier Romero	1,668,086	266,770

Our stockholders also voted to ratify the appointment of J.H. Cohn LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008.

Shares
For:	1,931,466
Against:	870
Abstain:	2,520

Index

Item 6.      Exhibits.

EXHIBIT INDEX

Exhibit No.	Description

31(a)*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)*	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)*	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

THE LGL GROUP, INC.

Date: August 14, 2008	BY:	/s/ Robert Zylstra
Robert Zylstra
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2008	BY:	/s/ Harold D. Castle
Harold D. Castle
Chief Financial Officer (Principal Financial Officer)