Form 10-K
period 2008-12-31
LGL GROUP INC
filed 2009-03-31
CIK 61004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

_________________

FORM 10-K

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2008

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ______________________

COMMISSION FILE NUMBER: 1-106

THE LGL GROUP, INC.
(Exact name of Registrant as Specified in Its Charter)

Delaware	38-1799862
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2525 Shader Road, Orlando, Florida	32804
(Address of Principal Executive Offices)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (407) 298-2000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, $0.01 Par Value	NYSE Amex

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

Accelerated filer ☐

Non-accelerated filer ☐

Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter ($8.43), was $13,460,687. Solely for the purpose of this calculation, shares held by directors and executive officers of the registrant have been excluded.  Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

The number of outstanding shares of the registrant’s common stock was 2,183,236 as of March 25, 2009.

The LGL Group, Inc.

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

Item 1.  Business.

The LGL Group, Inc. (the “Company”), formerly Lynch Corporation, incorporated in 1928 under the laws of the State of Indiana and reincorporated under the laws of the State of Delaware in 2007, is a holding company with subsidiaries engaged in manufacturing custom-designed highly engineered electronic components.  The Company’s executive offices are located at 2525 Shader Road, Orlando, Florida 32804.  The Company’s telephone number is (407) 298-2000.

The Company operates through its principal subsidiary, M-tron Industries, Inc., which includes the operations of M-tron Industries, Ltd. (“Mtron”), and Mtron’s subsidiaries Piezo Technology, Inc. and Piezo Technology India Private Ltd (jointly “PTI”). The combined operations of Mtron and PTI are referred to herein as “MtronPTI.”  MtronPTI has operations in Orlando, Florida, Yankton, South Dakota and Noida, India.  In addition, MtronPTI has a sales office in Hong Kong.

The Company’s business development strategy is to expand its existing operations through internal growth and merger and acquisition opportunities.  It may also, from time to time, consider the acquisition of other assets or businesses that are not related to its present businesses.  However, the Company’s ability to consummate an acquisition will be largely dependent on its ability to obtain financing, and current global economic and financial market conditions, including severe disruptions in credit markets and the potential for a significant and prolonged global economic recession, may hinder the Company’s ability to obtain such financing.

Overview of MtronPTI

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

MtronPTI’s Objectives

MtronPTI has built on the strength of its core expertise in packaged quartz crystal oscillator technologies and electronic filter technologies to become the supplier of choice to original equipment manufacturers that supply equipment with high-performance timing needs.  MtronPTI intends to grow through strong penetration of the timing and timing management portion of the electronics industry.  MtronPTI plans to grow beyond a component company to a company offering timing system design services and engineered timing management products.

MtronPTI focuses on technical resources, including design and engineering personnel, to enable it to provide a higher level of design and engineering support to its customers and potential customers.  It believes that technical participation with its original equipment manufacturer (“OEM”) customers in the early stages of their design process will lead to MtronPTI’s frequency control devices being designed into their products more regularly.

MtronPTI has a long-standing relationship with offshore contract manufacturers to take advantage of lower manufacturing costs.  These contract manufacturers have added increased technological support and infrastructure to increase capacity on MtronPTI’s behalf.  MtronPTI’s near term objective is to reduce the time it takes to manufacture its products, which will result in better service to its customers.

MtronPTI is continuing its efforts to design, manufacture and sell devices that offer higher frequencies or greater precision than its current products.  It also plans to expand its offering of integrated timing systems to offer complete timing subsystems to its customers.  It intends to achieve this through a combination of focused research and development and strategic acquisitions, if they are appropriate.

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

Currently, MtronPTI’s oscillator products operate at frequencies ranging from 2 kilohertz to over 1.4 gigahertz, which constitute most of the oscillator frequencies that are now in use in its target markets.  It offers crystal and inductive/capacitive filters with central frequencies from a Direct Current to 15 gigahertz.  However, many of its products, through amplification or other means, are ultimately incorporated into products that operate at higher frequencies.

The vast majority of MtronPTI’s products are custom-designed for requirements of specific OEM systems. The expected business life of these products ranges from less than one year to more than 10 years, depending on the application. Some of the customizations are modest changes to existing product designs, while others are major product redesigns or new product platforms. MtronPTI monitors the level of these major new designs and uses them as an internal metric of its engineering effectiveness. In the past, it is typical for 10% of MtronPTI’s revenue to come from major new designs or new product platforms that have been introduced in the preceding three years.

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

The crystals, oscillators and filters intended for non-communications applications are found in military applications for remote sensing, personnel protection and armaments.  Avionics applications include ground and flight control systems.  Industrial applications are in security systems, metering systems, electronic test instruments and industrial control systems.  MtronPTI’s products are also used in medical instrumentation applications, as well as in various computer peripheral equipment such as storage devices, printers, modems, monitors, video cards and sound cards.

MtronPTI’s timing module, an electronic subsystem, is a pre-assembled circuit that integrates several different functions into a small, single, self-contained module for control of timing in a circuit.  Today, timing modules are frequently used for the synchronization of timing signals in digital circuits, particularly in wireless and optical carrier network systems.

MtronPTI’s customers can cancel their respective orders with little or no penalties. However, as the contractual delivery date of the product to the customer grows near, the materials product cost liability shifts to the customer, thereby reducing MtronPTI’s risk.

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

Mtron has established long-term relationships with several contract manufacturers in Asia.  Approximately 12.7% of MtronPTI’s revenues in 2008 was attributable to one such contract manufacturer located in both Korea and China.  MtronPTI maintains a rigorous quality control system and is an ISO 9001/2000 qualified manufacturer.  MtronPTI’s Hong Kong subsidiary (M-tron Industries, Limited) does not manufacture, but acts as a buying agent, regional warehouse, quality control and sales representative for its parent company.

Research and Development

At December 31, 2008, MtronPTI employed 26 engineers and technicians, primarily in South Dakota and Florida, who devote most of their time to research and development.  Research and development expense was approximately $3,050,000 and $2,757,000 in 2008 and 2007, respectively.

Marketing and Sales

The Company markets and sells its products through a variety of channels and agents. Nearly all of the Company’s products are sold into a specific design application at an OEM. Some of the products are sold directly to the OEM, some of the products are sold to an Electronic Manufacturing Services (“EMS”) company, which assembles them into final use products on behalf of the OEM and some are sold to a electronics distributor who resells them to the OEM or EMS companies. The Company uses a combination of employees, external manufacturer representatives and electronics distributors to market and sell its products. An important part of the sales process is getting formal OEM confirmation of product suitability for use in a specific system design or a “design-win”.

Customers

MtronPTI markets and sells its frequency control devices primarily to:

•

OEMs of communications, networking, military, avionics, instrumentation and medical equipment;

•

contract manufacturers for OEMs; and;

•

distributors who sell to OEMs and contract manufacturers.

In 2008, MtronPTI’s largest customer, an electronics contract manufacturing company, accounted for approximately 7.0% of MtronPTI’s total revenues, compared to 12.2% for MtronPTI’s largest customer in 2007.  Revenues from MtronPTI’s 10 largest customers accounted for approximately 47.0% of revenues in 2008, compared to approximately 64.7% of revenues for 2007.

In 2008, the Company’s two largest customers accounted for 12.9% of total consolidated revenues, from continuing operations.  In 2007, the two largest customers accounted for 24.3% of total consolidated revenues, from continuing operations.

Seasonality

MtronPTI’s business is not seasonal.

Domestic Revenues

MtronPTI’s domestic revenues from continuing operations were $17,465,000 in 2008 or 43.5% of total revenues, compared with $17,187,000, or 43.4% in 2007.

International Revenues

MtronPTI’s international revenues from continuing operations were $22,714,000 in 2008, or 56.5% of total sales, compared to $22,349,000, or 56.5% of total sales for 2007.  In 2008, these revenues were mainly derived from customers in Malaysia and China, with additional significant sales in Canada, Thailand, Singapore and Mexico.  In

2007, these revenues were derived mainly from customers in China and Malaysia, with additional significant sales in Canada, Thailand and Mexico.  MtronPTI avoids significant currency exchange risk by transacting and settling substantially all international sales in United States dollars.

Risks Attendant to Foreign Operations

See Part I, Item 1.A, “Risk Factors,” “Our significant international operations and sales to customers outside of the United States subject us to certain business, economic and political risks,” for a discussion of the risks attendant to our foreign operations.

Backlog

MtronPTI had backlog orders of $7,486,000 at December 31, 2008, compared to $10,865,000 at December 31, 2007.  MtronPTI’s backlog may not be indicative of future revenues, because of its customers’ ability to cancel orders.  MtronPTI expects to fill all of its 2008 backlog in 2009.

Raw Materials

Most raw materials used in the production of MtronPTI products are available in adequate supply from a number of sources.  The prices of these raw materials are relatively stable.  However, some raw materials, including printed circuit boards, quartz, and certain metals including steel, aluminum, silver, gold, tantalum and palladium, are subject to greater supply fluctuations and price volatility as experienced over the past year in conjunction with the current economic slowdown.  The Company generally has been able to include some cost increases in its pricing, but revenues and margins have been adversely impacted.

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

MtronPTI seeks to manufacture custom designed, high performance crystals and oscillators, which it believes it can sell competitively based upon performance, quality, order response time and a high level of engineering support.  MtronPTI believes that its main competitive advantage rests in its ability to bring to its customers new product designs as well as final manufactured products faster than its competitors, thus being more responsive to its customers’ supply chain requirements.

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

Employees

As of December 31, 2008, the Company employed 280 people: 3 within Corporate headquarters and 277 within MtronPTI, including 104 in South Dakota, 152 in Florida, 12 in Hong Kong, and 9 in India.  None of its employees is represented by a labor union and the Company considers its employee relations to be good.

Environmental

The Company’s continuing manufacturing operations, products, and/or product packaging are subject to environmental laws and regulations governing air emissions, wastewater discharges, and the handling, disposal and remediation of hazardous substances, wastes and other chemicals.  In addition, more stringent environmental regulations may be enacted in the future, both within the United States and internationally, and we cannot presently determine the modifications, if any, in the Company’s operations that any future regulations might require, or the cost of compliance that would be associated with these regulations.

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

Risks Related to Our Business and Industry

The current severe worldwide economic slowdown may negatively affect our sales and the business of our suppliers, which would materially adversely affect our profitability and revenue growth.

Our revenue and profitability depend significantly on general economic conditions and the demand for the electronic components in which our products are used.  Economic weakness and constrained spending in the electronics industry may result in severe business downturns or interruptions for our customers.  As a result, we may experience decreased revenue and extraordinary price pressure from our customers, negatively affecting our margins and profitability.

Our revenue and profitability also depend on the business of our suppliers.  Economic weakness affecting our suppliers may make them unable or unwilling to continue supplying us with components and materials at reasonable prices or at all, requiring us to use additional resources to find alternative sources of components and materials.  As a result, we may experience increased expenses, negatively affecting our margins and profitability.

We had operating losses in 2008 and 2007 and are uncertain as to our ability to return to profitability.

We had a loss from continuing operations of $1,303,000 in 2008 and a loss of $1,713,000 in 2007.  We are uncertain when or if we will generate sufficient revenues to return to operating profitability.

We will need to renew or replace our existing credit facilities and may need to raise additional capital in order to fund our operations which may be especially difficult in the current economic environment.

Our credit facilities include a revolving credit facility that currently terminates on June 30, 2009 and a term loan with a October 1, 2010 maturity date.  At March 27, 2009, there was $1,529,000 of indebtedness outstanding under the revolving credit facility and $2,796,000 principal amount of indebtedness under the term loan.  We will need to renew or replace such credit facilities as they expire or if they otherwise become unavailable, and we may require additional financing in order to fund our operations.  We may be unable to renew our existing credit facilities, find replacement facilities, or obtain additional financing on acceptable terms, or at all, which may result in delays in payments to our vendors and in our ordinary measures to repair, replace or improve upon existing infrastructure, and may cause our customers to lose confidence in our ability to supply high-quality products in a timely manner.

Recently, the capital and credit markets have become increasingly tight as a result of adverse economic conditions.  If such conditions persist and funds are not readily available, it is likely that our ability to access capital and credit markets will remain limited.  In addition, if current global economic conditions persist for an extended period of time or worsen substantially, our business may suffer in a manner that could cause us to fail to satisfy the financial and other restrictive covenants to which we are subject under our existing credit facilities.

Under certain of our existing credit facilities, we are required to obtain the lenders’ consent for most additional debt financing, potentially making it more difficult for us to obtain such financing.

As a holding company, we depend on the operations of our subsidiaries to meet our obligations.

We are a holding company that transacts business through our operating subsidiaries.  Our primary assets are the shares of our operating subsidiaries.  Our ability to meet our operating requirements and to make other payments depends on the surplus and earnings of our subsidiaries and their ability to pay dividends or to advance or repay funds.  Payments of dividends and advances and repayments of inter-company debt by our subsidiaries are restricted by our credit agreements.

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

As was the case in 2007, virtually all of MtronPTI’s 2008 revenues from continuing operations came from sales of frequency control devices, which consist of packaged quartz crystals, oscillator modules and electronic filters.  We expect that this product line will continue to account for substantially all of MtronPTI’s revenues for the foreseeable future.  Any decline in demand for this product line or failure to achieve continued market acceptance of existing and new versions of this product line may harm MtronPTI’s business and our financial condition.

We may make acquisitions that are not successful or fail to properly integrate acquired businesses into our operations.

To the extent we are able to secure the necessary financing, we intend to explore opportunities to buy other businesses or technologies that could complement, enhance or expand our current business or product lines or that might otherwise offer us growth opportunities.  We may have difficulty finding such opportunities or, if we do identify such opportunities, we may not be able to complete such transactions for reasons including a failure to secure necessary financing.

Any transactions that we are able to identify and complete may involve a number of risks, including:

•

the diversion of our management’s attention from our existing business to integrate the operations and personnel of the acquired or combined business or joint venture;

•

possible adverse effects on our operating results during the integration process;

•

substantial acquisition related expenses, which would reduce our net income, if any, in future years;

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

Our subsidiaries sell to industries that are subject to cyclical economic changes.  The Company principally sells to customers within the telecommunications, military and aerospace industries that produce products with an expected business life ranging from less than one year to more than 10 years depending on their application.  The electronic component industry in general, and specifically the Company, could experience a decline in product demand on a global basis, resulting in order cancellations and deferrals and lower average selling prices.  A slowing of growth in the demand for components used by telecommunications infrastructure manufacturers could lead to a decline.  If a slowdown occurs, it may continue and may become more pronounced.

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

Our future growth and success will depend in large part upon our ability to recruit highly skilled technical personnel, including engineers, and to retain our existing management and technical personnel.  The labor markets in which we operate are highly competitive and some of our operations are not located in highly populated areas.  As a result, we may not be able to recruit and retain key personnel.  Our failure to hire, retain or adequately train key personnel could have a negative impact on our performance.

We found a material weakness in our internal control over financial reporting and concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of December 31, 2008.

As disclosed in Part II, Item 9A(T), “Controls and Procedures,” of this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of December 31, 2008 due to a material weakness related to our information technology applications and infrastructure.  Our failure to successfully implement our plans to remediate this material weakness could cause us to fail to meet our reporting obligations, to produce timely and reliable financial information, and to effectively prevent fraud.  Additionally, such failure could cause investors to lose confidence in our reported financial information, which could have a negative impact on our financial condition and stock price.   For a detailed discussion of measures we took to remediate previously identified material weaknesses and our plans for remediating our single remaining material weakness, please see Part II, Item 9A(T), “Controls and Procedures,” of this Annual Report on Form 10-K.

Compliance with changing corporate governance and public disclosure regulations may result in additional expenses.

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission regulations and the rules of NYSE Amex, formerly known as the American Stock Exchange, requires a substantial amount of management attention and financial and other resources.  We intend to continue to invest all reasonably necessary resources to comply with evolving standards, which may result in increased general and administrative expenses and divert management from revenue-generating activities.

The Company is considered a non-accelerated filer and has not been required to obtain an attestation report from our independent registered public accounting firm regarding its internal control over financial reporting under Section 404(b) in the Sarbanes-Oxley Act of 2002. If the Company becomes required to obtain an attestation report regarding its internal control over financial reporting, which is currently scheduled to occur starting with the Company’s Annual Report on Form 10-K for its fiscal year ending December 31, 2009, the Company believes that the additional cost incurred to obtain this attestation would have a material effect on the Company.

MtronPTI’s backlog may not be indicative of future revenues.

MtronPTI’s backlog comprises orders that are subject to specific production release orders under written contracts, oral and written orders from customers with which MtronPTI has had long-standing relationships and written purchase orders from sales representatives.  MtronPTI’s customers may order components from multiple sources to ensure timely delivery when backlog is particularly long and may cancel or defer orders without significant penalty.  They often cancel orders when business is weak and inventories are excessive, a phenomenon that MtronPTI previously experienced in the most recent preceding economic slowdown.  As a result, MtronPTI’s backlog as of any particular date may not be representative of actual revenues for any succeeding period.

MtronPTI relies upon one contract manufacturer for a significant portion of its finished products, and a disruption in its relationship could have a negative impact on MtronPTI’s revenues.

In 2008, approximately 12.7% of MtronPTI’s revenue was attributable to finished products that were manufactured by an independent contract manufacturer located in both Korea and China (15.7% in 2007).  We expect this manufacturer to account for a smaller but substantial portion of MtronPTI’s revenues in 2009 and a material portion of MtronPTI’s revenues for the next several years.  MtronPTI does not have a written, long-term supply contract with this manufacturer.  If this manufacturer becomes unable to provide products in the quantities needed, or at acceptable prices, MtronPTI would have to identify and qualify acceptable replacement manufacturers or manufacture the products internally.  Due to specific product knowledge and process capability, MtronPTI could encounter difficulties in locating, qualifying and entering into arrangements with replacement manufacturers.  As a result, a reduction in the production capability or financial viability of this manufacturer, or a termination of, or significant interruption in, MtronPTI’s relationship with this manufacturer, may adversely affect MtronPTI’s results of operations and our financial condition.

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

When we release new products, or new versions of existing products, they may contain undetected or unresolved errors or defects.  The vast majority of MtronPTI’s products are custom-designed for requirements of specific OEM systems. The expected business life of these products ranges from less than one year to more than 10 years depending on the application. Some of the customizations are modest changes to existing product designs while others are major product redesigns or new product platforms.

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

In 2008, the majority of MtronPTI’s revenues were derived from sales to manufacturers of communications and network infrastructure equipment, including indirect sales through distributors and contract manufacturers.  In 2009, MtronPTI expects a smaller but significant portion of its revenues to be derived from sales to these manufacturers.  Communications and network service providers have experienced periods of capacity shortage and periods of excess capacity.  In periods of excess capacity, communications systems and network operators cut purchases of capital equipment, including equipment that incorporates MtronPTI’s products.  A slowdown in the manufacture and purchase of communications and network infrastructure equipment could substantially reduce MtronPTI’s net sales and operating results and adversely affect our financial condition.  Moreover, if the market for communications or network infrastructure equipment fails to grow as expected, MtronPTI may be unable to maintain or grow its revenue.

Communications and network infrastructure equipment manufacturers increasingly rely upon contract manufacturers, thereby diminishing MtronPTI’s ability to sell its products directly to those equipment manufacturers.

There is a continuing trend among communications and network infrastructure equipment manufacturers to outsource the manufacturing of their equipment or components.  As a result, MtronPTI’s ability to persuade these OEMs to specify our products has been reduced and, in the absence of a manufacturer’s specification of MtronPTI’s products, the prices that MtronPTI can charge for them may be subject to greater competition.

MtronPTI’s customers are significantly larger than it and may exert leverage that will not be in the best interest of MtronPTI.

The majority of MtronPTI’s sales are to companies that are many times its size.  This size differential may disadvantage MtronPTI in negotiating contractual terms.  These terms include price, payment terms, product warranties and product consignment obligations.

There is a growing trend among some of MtronPTI’s larger customers that MtronPTI provide increased levels of warranty coverage.  Some of these changes would require MtronPTI to pay substantial financial penalties if the customer invokes the warranty provision.  These additional warranties may result in additional production costs to MtronPTI.  In addition, these new warranty provisions may place MtronPTI at a disadvantage in comparison to its competitors and may result in terms that are not in the best interest of MtronPTI.

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

Environmental laws and regulations may cause us to change our manufacturing processes, redesign some of our products, and change components to eliminate some substances in our products in order to be able to continue to offer them for sale.

Our significant international operations and sales to customers outside of the United States subject us to certain business, economic and political risks.

We have significant office and manufacturing space in Noida, India.  Additionally, our 2008 and 2007 export sales (primarily to Malaysia and China) accounted for 56.5% of each of our 2008 and 2007 consolidated revenues, from continuing operations, and we anticipate that sales to customers located outside of the United States will continue to be a significant part of our revenues for the foreseeable future.  Our international operations and sales to customers outside of the United States subject our operating results and financial condition to certain business, economic, political, health, regulatory and other risks, including:

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

Risks Related to Our Common Stock

Our stock price has fluctuated considerably and is likely to remain volatile, in part due to the limited market for our common stock.

Since January 1, 2007, the high and low bid prices for our common stock were $15.20 and $1.00, respectively.  There is a limited public market for our common stock, and we cannot assure you that an active trading market will develop.  As a result of low trading volume in our common stock, the purchase or sale of a relatively small number of shares could result in significant share price fluctuations.

Additionally, the market price of our common stock may continue to fluctuate significantly in response to a number of factors, some of which are beyond our control, including the following:

•

general economic conditions affecting the availability of long-term or short-term credit facilities, the purchasing and payment patterns of our customers, or the requirements imposed our by suppliers;

•

economic conditions in our industry and in the industries that typically comprise our customers and suppliers;

•

changes in financial estimates or investment recommendations by securities analysts relating to our common stock;

•

loss of a major customer;

•

announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and

•

changes in key personnel

Our officers, directors and principal stockholders have significant voting power and may vote their shares in a manner that is not in the best interest of other stockholders.

Our officers, directors and principal stockholders control approximately 55% of the voting power represented by our outstanding shares of common stock as of March 25, 2009.  If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company’s principal executive offices are located in Orlando, Florida within MtronPTI’s operating facility. MtronPTI’s operations are located in Orlando, Florida, Yankton, South Dakota, and Noida, India.  MtronPTI also has a sales office in Hong Kong.

MtronPTI owns one building in Orlando containing approximately 71,000 square feet, on approximately seven acres of land.  MtronPTI has two separate facilities in Yankton, which contain approximately 44,000 square feet in the aggregate.  One of these is owned, the other leased.  The Yankton manufacturing facility that is owned by MtronPTI contains approximately 28,000 square feet, is situated on approximately 11 acres of land and is subject to security deeds relating to loans.  The Yankton leased facility contains approximately 16,000 square feet and is subject to a lease renewable annually on September 30.   The Company leases approximately 13,000 square feet of office and manufacturing space in Noida and approximately 1,500 square feet of office space in Hong Kong.  It is the Company’s opinion that the facilities referred to above are in good operating condition and suitable and adequate for present uses.

The Company also owns six buildings located in Bainbridge, Georgia that were formerly used in connection with the operations of Lynch Systems, a subsidiary of the Company whose operating assets were sold in 2007.  The Company is actively marketing these buildings for sale.

Item 3.  Legal Proceedings.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Our common stock is traded on NYSE Amex ("AMEX"), formerly known as the American Stock Exchange,  under the symbol “LGL.” Based upon information furnished by our transfer agent, at March 25, 2009, we had 685 holders of record of our common stock.  The following table sets forth the high and low sales prices for our common stock for the periods indicated as reported by AMEX:

Fiscal Year 2009	High	Low
First Quarter (1)	$ 2.28	$ 1.18

Fiscal Year 2008	High	Low
First Quarter	$ 13.90	$ 6.20
Second Quarter	8.75	6.50
Third Quarter	8.40	5.00
Fourth Quarter	5.10	1.00

Fiscal Year 2007	High	Low
First Quarter	$ 10.32	$ 7.00
Second Quarter	15.20	9.40
Third Quarter	13.00	10.20
Fourth Quarter	10.90	6.16

(1)  From January 1, 2009 through March 25, 2009.

Dividend Policy

The Board of Directors has adopted a policy of not paying cash dividends.  This policy takes into account the long-term growth objectives of the Company, especially its acquisition program, stockholders’ desire for capital appreciation of their holdings and the current tax law disincentives for corporate dividend distributions.  In addition, substantially all of the subsidiaries’ assets are restricted under the Company’s current credit agreements, which limit the subsidiaries’ ability to pay dividends.  Accordingly, no cash dividends have been paid since January 30, 1989, and none are expected to be paid for the foreseeable future.

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2001 Equity Incentive Plan	200,000	$17.07	327,028

Equity compensation plans not approved by security holders (1)	--	--	--
Total	200,000	$17.07	327,028

(1)

Pursuant to an employment agreement dated January 7, 1999, the Company’s Chief Executive Officer, Robert Zylstra, is entitled to 3% of the increase in the economic value of MtronPTI from January 1, 2000 through the end of the last fiscal quarter next preceding termination of his employment.  MtronPTI may elect to pay the amount in the Company’s common stock, valued at the average closing market price thereof for the 10 trading days on which the Company’s common stock traded prior to the date of the payment.  For a detailed discussion of this arrangement, see Part III, Item 11, “Potential Payments Upon Termination or Change In Control.”

Recent Sales of Unregistered Securities

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

	Year ended December 31, (a) (b)
	2008	2007	2006	2005	2004
Revenues from continuing operations	$ 40,179	$ 39,536	$ 41,549	$ 35,051	$ 23,413
Operating profit (loss) from continuing operations (c)	(831)	(1,713)	1,354	508	(1,543)
Income (loss) from continuing operations before income taxes	(1,200)	(420)	2,720	537	(1,783)
Loss on sale of assets from discontinued operations and subsidiary stock	--	(982)	--	--	--
Income (loss) from discontinued operations	24	(1,017)	(1,990)	551	(1,422)
Benefit (provision) for income taxes	(127)	(135)	226	209	(100)
Net income (loss)	$ (1,303)	$ (2,554)	$ 956	$ 1,297	$ (3,305)

Per common share:(d)
Basic and diluted income (loss) per common share from continuing operations	$ (0.61)	$ (0.26)	$ 1.37	$ 0.45	$ (1.24)
Basic and diluted income (loss) per common share from discontinued operations	0.01	(0.92)	(0.92)	0.33	(0.93)
Basic and diluted net income (loss) per common share	(0.60)	(1.18)	0.44	0.79	(2.17)

	December 31, (a) (b)
	2008	2007	2006	2005	2004
Cash, securities and short-term investments	$ 5,339	$ 5,281	$ 7,039	$ 8,250	$ 6,189

Restricted cash (e)	--	--	96	650	1,125

Total assets	22,365	22,876	30,985	32,683	33,891

Long-term debt, exclusive of current portion	3,660	4,035	3,100	5,031	2,784

Stockholders' equity (f)	11,045	12,369	16,735	14,707	10,001

Notes:

(a)

The data presented includes results of the business acquired from PTI, from September 30, 2004, the effective date of its acquisition.

(b)

The data presented for continuing operations excludes the results of operations of Lynch Systems, Inc. as its operating assets were sold during 2007.  The operating results from Lynch Systems, Inc. are classified as discontinued operations.

(c)  Operating profit (loss) is revenues less operating expenses, which excludes investment income, interest expense, gain on sale of land and equipment, other income and taxes.  Included are asset impairment and restructuring charges and the gain on deconsolidation.

(d)

Based on weighted average number of shares of common stock outstanding.

(e)

The Company did not have any restricted cash at December 31, 2008 and 2007.

(f)

No cash dividends have been declared over the periods presented.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with the Selected Financial Data and our Consolidated Financial Statements and the related notes included elsewhere in this Annual Report.  The historical discussions and analysis herein relate to the continuing operations of the Company as of December 31, 2008 and do not include discussions of operations that have been discontinued.

Results of Operations

2008 Compared to 2007

Consolidated Revenues and Gross Margin from Continuing Operations

In the year ended December 31, 2008, consolidated revenues from continuing operations increased by $643,000, or 1.6%, to $40,179,000, from $39,536,000 in 2007.  The increase is due primarily to an increase in foreign sales of $365,000 over the comparable period in 2007.   This was in addition to an increase in domestic sales of $278,000 over the comparable period in 2007.

In the year ended December 31, 2008, consolidated gross margin from continuing operations as a percentage of revenues increased to 25.8% from 25.7% for 2007. The uniformity in gross margin reflects continuing efforts to improve upon our manufacturing and supply chain efficiency, offset by selling price reductions due to market pressures.

Operating Loss

The operating loss from continuing operations of $831,000 for 2008 is a reduction of $882,000 from $1,713,000 operating loss in 2007. This improvement was primarily due to an impairment on Lynch System’s assets of $905,000 recognized in 2007.  Engineering, selling and administrative expenses from continuing operations in 2008 increased by $228,000 from $10,981,000 in 2007 to $11,209,000 in 2008. This increase was due primarily to an increase in product development expenses and an increase in corporate costs. The product development expense was driven by an increase in engineering personnel and a decrease in billing for a government sponsored program. The corporate expense increase was the result of increased stock compensation costs of $34,000, and an increase in professional fees of approximately $400,000 primarily due to the Company’s restatement during 2008 of its consolidated financial statements for the first two quarters of 2007, fiscal 2006 and prior years and the cost of continuing to comply with the Sarbanes-Oxley Act of 2002 , offset by other general cost reductions.

Other Income (Expense), Net

Investment income from continuing operations for the year ended December 31, 2008 was $0 compared to $1,526,000 for 2007.  The decrease of $1,526,000 was due to the sale of substantially all of the marketable securities held for sale during the first quarter of 2007.

Interest expense from continuing operations declined by $14,000 to $292,000 for the year ended December 31, 2008, compared with $306,000 for 2007, primarily due to a reduction in the level of debt outstanding during the year, as well as a reduction in the variable interest rate on MtronPTI’s revolving loan.

Gain on the sale of equipment for the year ended December 31, 2008 was $255,000 compared to a gain on the sale of land of $88,000 during 2007.  The equipment sold was not related to MtronPTI’s business.

Included in other expense is a realized loss on an other-than-temporary impairment charge for an equity security for the year ended December 31, 2008 was $54,000 compared to $0 for 2007. The impairment charge was due to the continuing decline in the fair value of an equity security through 2008. The carrying value of the equity security at December 31, 2008 is $14,000.  The fair value of the equity security may continue to decline in 2009, but the Company does not anticipate future declines having a material impact on the Company’s operations.  Also included in other expense is $256,000 in expense related to foreign currency remeasurement losses in 2008 compared to $20,000 in expense related to foreign currency remeasurement losses in 2007. The increase in the expense is primarily related to the decrease in value of the U.S. dollar compared to the Indian Rupee (the operating currency of one of the Company’s subsidiaries).

Income Taxes

The Company files consolidated federal income tax returns, which includes all subsidiaries.

The income tax expense for the year ended December 31, 2008 included provisions for foreign taxes totaling $127,000 compared to an income tax expense in 2007 comprising $135,000 for foreign taxes.

Net Loss

Net loss for the year ended December 31, 2008 was ($1,303,000) compared with net loss for the year ended December 31, 2007 of ($2,554,000).  Basic and diluted income (loss) per share for the year ended December 31, 2008 was ($0.60) compared with ($1.18) for year ended December 31, 2007.  Basic and diluted income (loss) per share from continuing operations for the year ended December 31, 2008 was ($0.61) compared with ($0.26) for year ended December 31, 2007.  Basic and diluted income (loss) per share from discontinued operations for the year ended December 31, 2008 was $0.01 compared with ($0.92) for year ended December 31, 2007.

Backlog/New Orders

Total backlog of manufactured products at December 31, 2008 was $7,486,000, a $3,379,000 decrease from the $10,865,000 backlog at December 31, 2007.  Backlog orders do not necessarily represent future guaranteed orders from customers. Customers may cancel or change their orders with little or no penalties.

Sale of Select Assets and Liabilities of Subsidiary and Discontinued Operations

In June 2007, the Company finalized its sale of certain assets and liabilities of Lynch Systems to a third party.  The assets sold included certain accounts receivable, inventories, machinery and equipment. The Buyer also assumed certain liabilities of Lynch Systems, including accounts payable, customer deposits and accrued warranties.  The result of the sale transaction was a loss of $982,000. Lynch Systems retained certain assets including the land, buildings and some equipment used in its operations and certain accounts receivable balances. The Company intends to sell the land, buildings and remaining equipment, which are classified as held and used in accordance with SFAS 144, “Accounting for the Impairment of Disposal of Long Lived Assets” (“SFAS 144”).

Revenue generated by the operations of Lynch Systems, now classified as Discontinued Operations, was $0 for 2008 and $2,534,000 for 2007, and the income (loss) was $24,000 for 2008 and ($1,999,000) for 2007.

Assets Being Marketed for Sale

During 2007, the Company decided to sell selected assets of its subsidiary, Lynch Systems.  These assets are included within the respective balances in property, plant and equipment in the consolidated balance sheet and they are considered held and used in accordance with SFAS 144.

Inflationary Risk for Raw Materials

In the two most recent years, the Company has had some exposure to the impact of inflationary risk with respect to the prices of raw materials.  Most raw materials used in the production of MtronPTI products are available in adequate supply from a number of sources.  The prices of these raw materials are relatively stable.  However, some raw materials including printed circuit boards, quartz, and certain metals including steel, aluminum, silver, gold, tantalum and palladium, are subject to greater supply fluctuations and price volatility, as experienced over the past year in conjunction with the current economic slowdown.  The Company generally has been able to include some cost increases in its pricing, but revenues and margins have been adversely impacted.

Liquidity and Capital Resources

The Company’s cash and cash equivalents and investments in marketable securities at December 31, 2008 totaled $5,339,000, an increase of $58,000 over the prior year.  At December 31, 2007, the Company had $5,281,000 in cash and  cash equivalents and investments.  The cash and cash equivalents component increased by $92,000, from $5,233,000 at December 31, 2007 to $5,325,000 at December 31, 2008.

Cash used in operating activities from continuing operations was $861,000 in 2008, compared to $993,000 of cash used in operating activities in 2007.  The year to year change in operating cash flow from continuing operations of $132,000 was primarily due to a increase in accounts receivable of $101,000 and a decrease in accounts payable and accrued liabilities of $575,000 in 2008 compared to a decrease in accounts payable and accrued liabilities of $758,000 offset by an decrease in inventories of $924,000 in 2007.

Investing activities from continuing operations used $282,000 in cash during 2008 compared to providing $2,085,000 during 2007 primarily the results of $2,292,000 of proceeds from the sales of marketable securities in 2007.

Cash of $1,317,000 was provided by financing activities from continuing operations during 2008, mainly as a result of $1,714,000 of borrowings against MtronPTI’s short-term credit facility offset by $397,000 of note repayments made on its three outstanding long-term debt agreements.  Cash of $994,000 was used in financing activities from continuing operations during 2007 mainly as a result of $1,116,000 of long-term debt repayments and $321,000 of note repayments, offset by $443,000 in new borrowings.

At December 31, 2008, the Company’s consolidated working capital was $9,683,000, compared to $10,758,000 at December 31, 2007.  At December 31, 2008, the Company had consolidated current assets from continuing operations of $17,343,000 and consolidated current liabilities from continuing operations of $7,660,000.  The ratio of consolidated current assets to consolidated current liabilities was 2.26 to 1.00.  At December 31, 2007, the Company had consolidated current assets from continuing operations of $17,225,000 and consolidated current liabilities from continuing operations of $6,241,000, and a current ratio of 2.76 to 1.00.  The decrease in consolidated working capital is primarily due to an increase in borrowings against MtronPTI’s short-term credit facility.

On October 14, 2004, MtronPTI, entered into a loan agreement with First National Bank of Omaha (“FNBO”) (the “FNBO Loan”).  The FNBO Loan provides for a revolving credit facility of up to $5,500,000 (the “FNBO Revolver”).  The provisions of the FNBO Revolver were subsequently amended, most recently on June 30, 2008.  The principal balance of the FNBO Revolver currently bears interest at 30-day LIBOR plus 2.1%, with interest only payments due monthly and the final payment of principal and interest due on June 30, 2009.  As of March 27, 2009, the principal balance outstanding under the FNBO Revolver was $1,529,000.  The Company believes that if it does not renew or replace this loan, it will have sufficient cash available to pay its outstanding balance upon maturity.

At December 31, 2008, the amount outstanding under the revolving credit loan was $2,749,000, compared to $1,035,000 at December 31, 2007.  The change was due to normal operating cash flow variances, and the amount outstanding returned to historical levels by March, 27, 2009.  The Company had $2,751,000 of unused borrowing capacity under its revolving line of credit at December 31, 2008, compared to $4,465,000 at December 31, 2007.

The FNBO Loan also provides for a term loan in the original principal amount of $2,000,000 (the “FNBO Term Loan”).  The provisions of the FNBO Term Loan were subsequently amended, most recently on June 30, 2008.  Under such amendment, the original principal amount of the FNBO Term Loan was approximately $1,410,000, and the principal balance bears interest at 30-day LIBOR plus 2.1%, with principal and interest payments due monthly and the final payment of principal and interest due January 24, 2013.

The FNBO Loan contains a variety of affirmative and negative covenants, including, but not limited to, financial covenants that MtronPTI maintain: (i) tangible net worth of not less than $7,000,000, (ii) a ratio of current assets to current liabilities of not less than 1.5 to 1.0; (iii) a ratio of total liabilities to tangible net worth of not greater than 2.75 to 1.0; and (iv) a fixed charge ratio of 1.2 to 1.0.  At December 31, 2008, the Company was in compliance with these covenants.

All outstanding obligations under the FNBO Loan are guaranteed by the Company.

In connection with the FNBO Term Loan, MtronPTI entered into a separate interest rate swap agreement with FNBO from which it receives periodic payments at the LIBOR Base Rate and makes periodic payments at a fixed rate of 5.60% through the life of the FNBO Term Loan.  The Company has designated this swap as a cash flow hedge in accordance with Financial Accounting Standards Board’s (“FASB”) 133 “Accounting for Derivative Instruments and Hedging Activities” (“FASB 133”).  The interest rate swap’s notional amount is for the entire outstanding balance.  The fair value of the interest rate swap at December 31, 2008 is ($53,000) net of any tax effect, and is included in “other accrued expenses” on the consolidated balance sheet.  The value is reflected in other comprehensive loss, net of any tax effect.

On September 30, 2005, MtronPTI entered into a loan agreement  with RBC Centura Bank (the “RBC Loan Agreement”), which provides for a loan in the original principal amount of $3,040,000 (the “RBC Term Loan”).  The RBC Term Loan bears interest at LIBOR Base Rate plus 2.75% and is being repaid in monthly installments based on a 20 year amortization, with the then remaining principal balance and interest due on the fifth anniversary of the RBC Loan Agreement, October 1, 2010.  The RBC Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, financial covenants that MtronPTI maintain: (i) a ratio of total liabilities to tangible net worth of at least 4.0 to 1.0; (ii) tangible net worth of at least $4.2 million; and (iii) a fixed charge coverage ratio of not less than 1.2 to 1.0.  At December 31, 2008, the Company was in compliance with these covenants.

All outstanding obligations under the RBC Loan Agreement are collateralized by security interests in the assets of MtronPTI and are guaranteed by the Company.

In connection with the RBC Term Loan, MtronPTI entered into a five-year interest rate swap from which it receives periodic payments at the LIBOR Base Rate and makes periodic payments at a fixed rate of 7.51% with monthly settlement and rate reset dates.  The Company has designated this swap as a cash flow hedge in accordance with FASB 133.  The interest rate swap’s notional amount is for the entire outstanding balance.  The fair value of the interest rate swap at December 31, 2008 is ($182,000) net of any tax effect, and ($80,000) net of any tax effect at December 31, 2007 and both are included in “other accrued expenses” on the consolidated balance sheets, respectively.  The value is reflected in other comprehensive loss, net of any tax effect.

Debt outstanding at December 31, 2008 included $4,057,000 of fixed rate debt at year-end weighted average interest rate of 6.9% (after considering the effect of the interest rate swap) and variable rate debt of $2,749,000 at a year end average rate of 4.1%.

Aggregate principal maturities of long-term debt for each of the next five years based upon payment terms and interest rates in effect at December 31, 2008 are as follows (in thousands):

2009	$ 397
2010	3,016
2011	301
2012	322
2013	21
Total	$ 4,057

The Board of Directors has adopted a policy of not paying cash dividends.  This policy takes into account the long-term growth objectives of the Company, especially its acquisition program, stockholders’ desire for capital appreciation of their holdings and the current tax law disincentives for corporate dividend distributions.  In addition, substantially all of the subsidiaries’ assets are restricted under the Company’s current credit agreements, which limit the subsidiaries’ ability to pay dividends.  Accordingly, no cash dividends have been paid since January 30, 1989, and none are expected to be paid for the foreseeable future.

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

Inventory Valuation

Inventories are stated at the lower of cost or market value.  At MtronPTI, inventories are valued using the first-in-first-out (FIFO) method for 66% of the inventories, and 34% is valued using last-in-first-out (LIFO). The Company reduces the value of its inventories to market value when the value is believed to be less than the cost of the item.

Revenue Recognition

Revenues are recognized upon shipment when title passes.  Shipping costs are included in manufacturing cost of sales. The Company believes that recognizing revenue at time of shipment is appropriate because the Company’s sales policies meet the four criteria of SEC’s Staff Accounting Bulletin No. 104, which are: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred, (iii) the seller’s price to the buyer is fixed and determinable, and (iv) collectability is reasonably assured.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No.  109, “Accounting for Income Taxes” ("SFAS No. 109”), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  A valuation allowance is recorded for deferred tax assets whose realization is not considered more likely than not.  As of December 31, 2008 a valuation allowance of $4,447,000 was recorded compared with a valuation allowance of $3,504,000 recorded at December 31, 2007.  The increase of $943,000 is due to the continuing losses recognized by the Company.

The carrying value of the Company’s net deferred tax assets at December 31, 2008 and 2007 is $111,000.  This is equal to the amount of the Company’s carry-forward alternative minimum tax (“AMT”) at such dates.

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. The Interpretation prescribes a recognition and measurement method for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes.  Based on a review of our tax positions, the Company was not required to record a liability for unrecognized tax benefits as a result of adopting FIN 48 on January 1, 2007.  Further, there has been no change during the years ended December 31, 2008 and 2007, respectively.  Accordingly, we have not accrued any interest and penalties through December 31, 2008.

Stock-Based Compensation

The Company adopted the provisions of SFAS No.  123-R, “Share-Based Payments” (“SFAS 123-R”) beginning January 1, 2006, using the modified prospective transition method.  SFAS 123-R requires the Company to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize cost over the requisite service period.  Under the modified prospective transition method, financial statements for periods prior to the date of adoption are not adjusted for the change in accounting.  However, the compensation expense is recognized for (a) all share-based payment granted after the effective date under SFAS 123-R, and (b) all awards granted under SFAS 123 to employees prior to the effective date that remain unvested on the effective date.  The Company recognizes compensation expense on fixed awards with pro rata vesting on a straight-line basis over the service period.

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

Recently Issued Accounting Pronouncements

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This new standard enhances disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008. The Company is currently assessing the impact of the adoption of SFAS 161 on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, “Determination of the Useful Life of Intangible Assets”, (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the potential impact of FSP 142-3 on its consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles (see below) and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with Generally Accepted Accounting Principles (“GAAP”). The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The FASB believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of SFAS 162 is not expected to have a material impact on the Company's consolidated financial position and results of operations.

The sources of accounting principles that are generally accepted are categorized in descending order as follows:

a)

FASB Statements of Financial Accounting Standards and Interpretations, SFAS No. 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (“AICPA”) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

b)

FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

c)

AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (“EITF”), and the Topics discussed in Appendix D of EITF Abstracts.

d)

Implementation guides published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation under the two-class method of calculating earnings per share. EITF 03-6-1, which is applied retrospectively, will become effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact of EITF 03-6-1 on its consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

Our consolidated financial statements and the related notes to the consolidated financial statements called for by this item appear under Item 15 of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13(a) -15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures include many aspects of internal control over financial reporting.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at December 31, 2008.

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, including those policies and procedures that:

•

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

It should be noted, however, that because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of the prevention or detection of misstatements.  In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2008, management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2008 based on the guidance for smaller companies in using the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Controls – Integrated Framework as it relates to the effectiveness of internal control over financial reporting.  Based on that assessment, management has concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2008.

The Company did not maintain effective internal control over financial reporting related to information technology applications and infrastructure.  Specifically, we lacked effective controls in the following areas:

•

System and Program Change Management – The Company did not maintain effectively designed controls to ensure that all information technology program and data changes were authorized, developer access to the production environment was limited, and that all program and data changes were adequately tested for accuracy and appropriate implementation.

•

Logical Access to Programs and Data – The Company did not maintain effectively designed controls to prevent unauthorized access to certain programs and data, and allow for periodic review and monitoring of access including reviews of security logs and analysis of segregation of duties conflicts.

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

Management’s Previous Efforts to Remediate Material Weaknesses

Throughout the process to report on the operations for the year ended December 31, 2008, management made progress in the implementation of a remediation plan to address the material weaknesses identified as of December 31, 2007.  We implemented controls and procedures that addressed and corrected the previously reported control deficiencies related to material weaknesses in internal control over financial reporting with respect to inadequate entity-level controls, enterprise-wide risk oversight, financial statement close and reporting process and inventory controls.  The primary changes made by the Company were (i) hiring a new Chief Financial Officer and a new Corporate Controller with accounting, internal control and financial reporting expertise, (ii) engaging external consultants to assist in reviewing and assessing our internal controls with regards to their effectiveness with the intent of improving the design and operating effectiveness of the controls and processes in place, (iii) improving the documentation of implemented controls and procedures and their respective reviews and approvals, and (iv) regularly identifying and communicating in a timely manner to the responsible personnel across the Company changes to its compliance program and actively following up on their appropriate implementation.

Management’s Plans for Remediation of Remaining Material Weakness

We will continue to implement process changes to address the remaining material weakness described above in order to remediate it as promptly as possible.  Management’s remediation plan includes developing mitigating controls to offset material weaknesses in system and program change management, and system access to be implemented with our current enterprise resource planning (“ERP”) system.  In order to remedy the material weakness, we need to perform the following steps, which we expect to take approximately three to four months:

•

upgrading server and other hardware,

•

upgrading software to minimize exposure to unauthorized code changes, and

•

upgrading software regarding security access and protection.

Additionally, we are planning to develop and implement a new ERP solution to further improve our information technology internal controls.  The new ERP system will assist management in accumulating, extracting and analyzing data in a more timely and cost-effective manner in making operating decisions.

Changes in Internal Control Over Financial Reporting

Other than the change described above, there were no changes in our internal controls or in other factors that could significantly affect these controls, during our fourth quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.

    Directors and Executive Officers and Corporate Governance.

The following table sets forth information regarding the members of our Board of Directors and our executive officers.

Our Board of Directors currently consists of nine members, all of whom are Independent Directors under the listing standards of AMEX and applicable SEC rules.  Pursuant to our Certificate of Incorporation, each of our Directors is elected annually by our stockholders to serve until the next annual meeting and until his or her successor is duly elected and qualifies.  Our By-Laws provide that our Board of Directors is to consist of no fewer than five and no more than 13 members.

Biographical summaries of the members of our Board of Directors and our executive officers as of March 25, 2009 are set forth below.  All such information regarding our Board of Directors has been furnished to the Company by the individual Directors.

Directors Name	Age	Served as Director From	Offices and Positions Held With the Company, Business Experience and Principal Occupation For Last Five Years, and Directorships in Public Corporations and Investment Companies
Marc Gabelli	41	2003

Chairman of the Board of Directors, The LGL Group, Inc. (September 2004 to present); Managing Director of GGCP, Inc. (2004 to present), a private corporation that makes investments for its own account; President of Gemini Capital Management LLC (1995 to present); President of Venator Global, the general partner of Venator Merchant Fund, LP, an investment management vehicle.

Timothy Foufas	40	2007

Vice Chairman of the Board of Directors, The LGL Group, Inc. (2007 to Present); Managing Partner, Plato Foufas & Co. (2005 to present), a financial services company; President, Levalon Properties (2007 to present), a real estate property management company; Senior Vice President, Bayshore Management Co. (2005 to 2006); Director of Investments, Liam Ventures (2000 to 2005), a private equity investment firm.

E. Val Cerutti	68	1990

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

Peter DaPuzzo	68	2006

Retired; Senior Managing Director and Co-President, Institutional Equity Division, Cantor Fitzgerald LP (2002 to 2005); President, Institutional Equity Division, Cantor Fitzgerald LP (1998 to 2002); Senior Managing Director, Cantor Fitzgerald LP (1993 to 1998); former Chairman, National Organization of Investment Professionals, an industry group of senior managers from institutional investors and broker-dealers; former Chairman of Securities Industry Association Trading Committee; former Chairman of Securities Traders Association; Advisor to Board of Directors for The Shelter for the Homeless Stamford, Connecticut; Member of the National Italian American Foundation; Member of the Greenwich Roundtable.

Avrum Gray	73	1999

Chairman and Chief Executive Officer, G-Bar Limited Partnership and affiliates (1982 to present), proprietary computer based derivative arbitrage trading companies; Chairman of the Board, Lynch Systems, Inc., (1997 to 2001); Director, Nashua Corp. (2001 to present), a NASDAQ listed manufacturer of paper products and labels; Director, SL Industries, Inc. (2001 to present), an AMEX listed manufacturer of power and data quality equipment and systems; Director, Material Sciences Corporation (2003 to present), a NYSE listed provider of material-based solutions for electronic, acoustical, thermal and coated metal applications; Director, Lynch Interactive Corporation (2006), an operator of independent telephone companies and television stations; member, Illinois Institute of Technology Financial Markets and Trading Advisory Board; former member, Illinois Institute of Technology Board of Overseers  MBA Program; former Chairman, Chicago Presidents Organization; Board of Trustees,  Spertus Institute (former Chairman of the Board); Trustee, Lyric Opera of Chicago; former  Presidential Appointee to The U.S. Dept. of Commerce ISAC 16.

Patrick J. Guarino	66	2006

Business Consultant (2005 to present); Managing Partner of Independent Board Advisory Services, LLC (2002 to 2005), a corporate governance consulting firm; Retired Executive Vice President, Ultramar Diamond Shamrock Corporation (1996 to 2000), a NYSE, Fortune 200, international petroleum refining and marketing company; Senior Vice President and General Counsel, Ultramar Corporation (1992 to 1996), a NYSE, Fortune 200, international petroleum and marketing company; Senior Vice President and General Counsel of Ultramar PLC, (1986 to 1992), a London Stock Exchange listed international, integrated  oil company.

Jeremiah Healy	66	2008

Former President and Chief Executive Officer, The LGL Group, Inc. (2006 to 2007) and Chief Financial Officer, The LGL Group, Inc. (2006 to 2007); Chairman of the Audit Committee, Infocrossing Inc. (2004 to 2007), an outsourcer of computer software; Vice President and Chief Financial Officer, Ge-Ray Holdings Company Inc. (1989 to 2005), a private manufacturer of knitted textiles.

Anthony R. Pustorino, CPA	83	2002

Audit Committee Chairman of the Company; Retired; Professor Emeritus, Pace University (2001 to present); Professor of Accounting, Pace University   (1965 to 2001); former Assistant Chairman, Accounting Department, Pace University; President and Shareholder, Pustorino, Puglisi & Co., P.C., CPAs  (1961 to 1989); Instructor, Fordham University (1961 to 1965); Assistant Controller, Olivetti-Underwood Corporation (1957 to 1961); CPA, Peat, Marwick, Mitchell  & Co., CPAs  (1953 to 1957); former Chairman, Board of Directors, New York State   Board  for  Public Accountancy;   former  Chairman,  CPA  Examination Review  Board  of  National  Association  of State Boards of Accountancy;  former member,  Council of  American Institute    of    Certified    Public Accountants;  former  Vice  President,  Treasurer, Director  and member,  Executive  Committee of New York   State    Society   of   Certified    Public Accountants;   current   Director  and Audit Committee Chairman of various investment companies within the Gabelli Mutual Funds Complex.

Javier Romero	35	2007

Managing Partner and Chairman of GSF Capital (2007 to present), an asset management company currently managing private equity funds; Head of Corporate Finance & Strategy practice (2000 to 2007), Arthur D. Little, a consulting firm; International consultant for the World Bank in Washington DC (1999 to 2000); attorney, Arthur Andersen Law Firm, based in Spain and specializing in corporate law (1996 to 1998); Member of the Board of several Spanish, Italian and Chinese companies.

Executive Officers
Name	Age	Officers and Positions Held With the Company, Business Experience and Principal Occupation For Last Five Years
Robert Zylstra	61

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

Hans Wunderl	57

Chief Operating Officer, The LGL Group, Inc. (February 3, 2009 to present); Chief Operating Officer, BE Semiconductor Industries N.V. (January 2004 to January 2008), a manufacturer of back-end microelectronic assembly equipment; Chief Executive Officer of Oerlikon Esec (September 2002 to December 2003), a global supplier of die and wire bonding equipment for the semiconductor industry; President – U.S. Operations, of ASM USA (August 1999 to September 2002), a supplier of semiconductor process equipment.

Harold D. Castle	61

Chief Financial Officer, The LGL Group, Inc. (December 24, 2007 to present); financial and accounting consultant (August 2004 to December 2007); Chief Financial Officer of Shook, Hardy & Bacon, L.L.P (March 2002 to March 2003); Director - Capgemeni Ernst & Young Consulting (May 2000 to September 2001); Director - Ernst & Young, L.L.P. (November 1993 to May 2000).

Family Relationships

There are no family relationships among our executive officers and directors.

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

Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that its officers and directors complied with all applicable filing requirements during the 2008 fiscal year except as set forth below:

On January 23, 2008, Jeremiah Healy filed a Statement of Changes in Beneficial Ownership of Securities on Form 4 covering a grant of restricted shares of the Company’s common stock that was made on December 24, 2007.

On February 6, 2008, Marc Gabelli filed a Statement of Changes in Beneficial Ownership of Securities on Form 4 covering one transaction that occurred on January 24, 2008.

On January 23, 2009, each of Timothy Foufas, E. Val Cerutti, Peter DaPuzzo, Avrum Gray, Patrick J. Guarino, Jeremiah Healy, Anthony R. Pustorino and Javier Romero filed a Statement of Changes in Beneficial Ownership of Securities on Form 5 covering a grant by the Company of restricted shares of its common stock that was made to each of them on December 17, 2008.

Code of Ethics

The Company has adopted a code of ethics as part of its Business Conduct Policy, which applies to all employees of the Company, including its principal executive, financial and accounting officers.  A copy of the Business Conduct Policy is available in the Investor Relations; Corporate Governance portion of our website, http://www.lglgroup.com.  Additional copies of the Business Conduct Policy may be obtained without charge, from us by writing or calling: 2525 Shader Road, Orlando, FL 32804-2780 or (407) 298-2000.

Audit Committee

The Audit Committee of the Board of Directors (the “Audit Committee”) consists of Messrs. Pustorino, Cerutti, DaPuzzo, Gray and Healy.  The Board of Directors has determined that all Audit Committee members are financially literate and independent under AMEX’s current listing standards.  Mr. Pustorino serves as Chairman of our Audit Committee, and the Board of Directors has determined that he qualifies as the Audit Committee financial expert, as defined under the Exchange Act.

Item 11.

Executive Compensation.

Summary Compensation Table

The following table sets forth information with respect to compensation earned by the named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)

Robert Zylstra (1) Chief Executive Officer	2008 2007	209,010 186,500	– 154,554	– –	209,010 341,054
Harold D. Castle (2) Chief Financial Officer	2008 2007	148,198 2,615	– –	35,286(3) –	183,484 2,615

(1)

Mr. Zylstra has served as the Company’s Chief Executive Officer since December 24, 2007.  Previously, Mr. Zylstra served as Senior Vice President of Operations of the Company.

(2)

Mr. Castle has served as the Company’s Chief Financial Officer since December 24, 2007.

(3)

Mr. Castle was reimbursed for costs incurred in conjunction with relocating to the Company’s headquarters in Orlando, Florida in the amount of $35,286.

Employment Agreements

Hans Wunderl

Effective February 3, 2009, the Company entered into an Employment Agreement with Mr. Wunderl to serve as the Company’s Chief Operating Officer (the “Wunderl Employment Agreement”).  Mr. Wunderl will be employed as the Company’s Chief Operating Officer on an “at will” basis.  Mr. Wunderl will receive a base salary of $200,000 per annum and will be eligible for the bonus payments discussed below.

(1)

Mr. Wunderl will be eligible for a cash bonus payment of $50,000, in the event he (i) submits a plan of operations (the “Plan”) to the Company’s Operations Committee (the “Operations Committee”) within 90 calendar days after February 3, 2009 and (ii) the Plan is approved by the Operations Committee.

(2)

Mr. Wunderl will be eligible for a cash bonus payment of $100,000, provided that he and the Company meet certain performance thresholds, mutually agreed upon by Mr. Wunderl and the Operations Committee and set forth in the Plan, over the 12-month period beginning on the date the Operations Committee approves the Plan.

(3)

Mr. Wunderl will be eligible for an annual bonus payment of up to $125,000 for each of fiscal years 2009, 2010 and 2011 (the “EVA Bonus”).  The amount of the EVA Bonus will equal the lesser of (i) $125,000 or (ii) 3% of the increase in the economic value of the Company over the course of the applicable year.  For this purpose, the economic value of the Company at January 1, 2009 will be deemed to be $18 million.  The economic value of the Company at the end of each succeeding year will be 7.0 times the Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)  (plus cash and marketable securities and minus debt) of the Company for such year.  The economic value of the Company at January 1, 2010 and the beginning of any succeeding year will be the greater of (i) the economic value of the Company at the end of the previous year, as calculated in accordance with the previous sentence, or (ii) $18 million.  Should there have been any stock issued in connection with any acquisition or capital raise included in the calculation, the value of the stock issued, at the time of issuance, will be deemed to be debt for purposes of the calculation of the EVA Bonus.  The EVA Bonus will be payable, at the election of the Company, in cash or in restricted shares of the Company’s common stock.

Harold D. Castle

Effective December 17, 2007, the Company entered into an employment agreement with Mr. Castle to serve as the Company's Chief Financial Officer (the “Castle Employment Agreement”).  Under the provisions of the Castle Employment Agreement, Mr. Castle received an increase in salary to $171,000 per annum in August 2008 and is eligible to receive a discretionary bonus of at least 30% of his base salary and participate in the Company's incentive plans.

Outstanding Equity Awards at Fiscal Year-End

There were no unexercised options, stock that had not vested or equity incentive plan awards for any named executive officer outstanding as of the end of the fiscal year ended December 31, 2008.

Potential Payments Upon Termination or Change In Control

On January 7, 1999, MtronPTI entered into an Employment Agreement with Mr. Zylstra to serve as MtronPTI’s President and Chief Executive Officer (the “Zylstra Agreement”).  The Zylstra Agreement entitles Mr. Zylstra to 3% of the increase in the economic value of MtronPTI from January 1, 2000 through the end of the last fiscal quarter next preceding termination of his employment (the “Valuation Date”).  For this purpose, the economic value of MtronPTI at January 1, 2000 is deemed to be 7.5 times the EBITDA (plus cash and marketable securities and minus debt) of MtronPTI for the year ended December 31, 1999, and the economic value of MtronPTI at the Valuation Date will be deemed to be 7.5 times the EBITDA (plus cash and marketable securities and minus debt) of MtronPTI for the 12 months ended on the Valuation Date.  At MtronPTI’s option, the amount of the benefit shall be payable either (i) in cash in three equal installments payable on the first, second and third anniversary dates of the termination of Mr. Zylstra’s employment (any such deferred payments shall bear interest at an annual rate equal to 8%, which interest shall be payable in arrears on each said anniversary date), or (ii) in the Company’s common stock, valued at the average closing market price thereof for the 10 trading days on which the Company’s common stock traded prior to the date of the payment.  Any sale by the Company of all or substantially all of its assets, in each case other than to an affiliate of the Company, will be deemed to be a termination of Mr. Zylstra’s employment effective as of the date of such event.

Pursuant to the Castle Employment Agreement, in the event that Mr. Castle is terminated for reasons other than cause (as defined in the Castle Employment Agreement), the Company will pay him between three months and six months base salary, at the discretion of the Board of Directors

DIRECTOR COMPENSATION

The following table sets forth information with respect to compensation earned by or awarded to each Director of the Company who is not a named executive officer and who served on the Board of Directors during the fiscal year ended December 31, 2008:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Marc Gabelli	1(2)	--	1
Peter DaPuzzo	22,000	10,000	32,000
Timothy Foufas	15,000	10,000	25,000
E. Val Cerutti	20,250	10,000	30,250
Avrum Gray	21,000	10,000	31,000
Patrick J. Guarino	18,500	10,000	28,500
Jeremiah Healy	19,500	20,000(3)	39,500
Kuni Nakamura (4)	7,750	--	7,750
Anthony R. Pustorino	24,000	10,000	34,000
Javier Romero	13,000	10,000	23,000

(1)

On December 17, 2008, as a portion of their base compensation for fiscal 2009, eight members of the Board of Directors were granted 5,555 shares each of restricted stock under the Company’s 2001 Equity Incentive Plan.  The shares of restricted stock vest as follows: 1,389 shares on March 31, 2009, 1,389 shares on June 30, 2009, 1,389 shares on September 30, 2009 and 1,388 shares on December 31, 2009.

(2)

Mr. Gabelli elected to reduce his annual fee to $1 for fiscal year 2008.

(3)

On January 22, 2008, as a portion of his base compensation for fiscal 2008, Mr. Healy was granted 1,250 shares of restricted stock under the Company’s 2001 Equity Incentive Plan. The shares of restricted stock vested as follows: 313 shares on March 31, 2008, 313 shares on June 30, 2009, 312 shares on September 30, 2009 and 312 shares on December 31, 2009.  Eight other members of the Board of Directors received restricted stock as a portion of their base compensation for fiscal 2008 on December 31, 2007.

(4)

On August 21, 2008, Kuni Nakamura resigned from the Board of Directors.

Director Compensation Arrangements

A director who is an employee of the Company is not compensated for services as a member of the Board of Directors or any committee thereof.  None of the Company’s directors is an employee of the Company.  In 2008, directors who were not employees received (i) a retainer of $5,000 ($2,500 in cash and $2,500 in restricted stock whose value was based on trading price at date of grant) per quarter; (ii) a fee of $1,000 for each meeting of the Board of Directors attended in person or telephonically that had a duration of at least one hour; (iii) a fee of $750 for each Audit Committee meeting attended in person or telephonically that had a duration of at least one hour; and (iv) a fee of $750 for each Compensation Committee, Audit Committee or Nominating Committee meeting attended in person.  The Audit Committee Chairman received an additional $3,000 annual cash retainer, the Nominating Committee Chairman received an additional $1,000 annual cash retainer and Compensation Committee Chairman received an additional $2,000 annual retainer. The Chairman of the Board of Directors, was entitled to receive a $100,000 annual fee, payable in equal quarterly installments, but Mr. Gabelli elected to reduce the fee to $1 for 2008.

For fiscal 2009, as 50% of their base compensation, all Directors, except for the Chairman of the Board of Directors, received grants of restricted common stock in an amount of $10,000 (the number of such shares determined by dividing $10,000 by the closing price of the Company’s common stock on the grant date), such shares vesting ratably at the end of each quarterly period during fiscal 2009.  Once vested, such shares will not be transferable until the earliest to occur of the Director’s resignation from the Board of Directors or any other termination of the Director’s membership thereon, or a change of control, as defined in the 2001 Equity Incentive Plan.  Pursuant to this arrangement, on December 17, 2008, eight members of the Board of Directors were granted 5,555 shares of restricted common stock under the Company’s 2001 Equity Incentive Plan. Pursuant to a similar arrangement for fiscal 2008, on December 31, 2007, eight members of the Board of Directors were granted 1,471 shares each of restricted common stock under the Company’s 2001 Equity Incentive Plan (the number of such shares determined by dividing $10,000 by the closing price of the Company’s common stock on the grant date).  Also for fiscal 2008, on January 22, 2008, one newly appointed Director was granted 1,250 shares of restricted common stock under the Company’s 2001 Equity Incentive Plan (the number of such shares determined by dividing $10,000 by the closing price of the Company’s common stock on the grant date).

On August 21, 2008, Kuni Nakamura resigned from the Board of Directors of The LGL Group, Inc. and as a result forfeited his remaining unvested restricted stock pursuant to the terms of the grant.

Item 12.

Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the number of shares of our common stock beneficially owned on March 25, 2009, by:

•

each person who is known by us to beneficially own 5% or more of our common stock;

•

each of our directors and named executive officers; and

•

all of our directors and executive officers, as a group.

Except as otherwise set forth below, the address of each of the persons listed below is: The LGL Group, Inc., 2525 Shader Road, Orlando, FL 32804.  Unless otherwise indicated, the common stock beneficially owned by a holder includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person, and also includes shares subject to options to purchase our common stock exercisable within 60 days after March 25, 2009 otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to their shares.

Common Stock Beneficially Owned (1)
Name and Address of Beneficial Owner	Shares	%
5% or Greater Stockholders:

Mario J. Gabelli (2)	366,874	16.8
Bulldog Investors, Phillip Goldstein and Andrew Dakos (3)	211,190	9.7

Directors and Executive Officers:

Marc Gabelli	539,354(4)	24.5
Robert R. Zylstra	10,400(5)	*
Harold D. Castle	–	–
E. Val Cerutti	8,471(6)	*
Peter DaPuzzo	15,626(7)	*
Timothy Foufas	8,026(7)	*
Avrum Gray	20,411(8)	*
Patrick J. Guarino	9,026(7)	*
Jeremiah M. Healy	13,055(9)	*
Anthony R. Pustorino	10,030(7)	*
Javier Romero	7,026(7)	*

All executive officers and directors as a group (12 persons) (10)	641,425	29.1

____________

*

Less than 1% of outstanding shares.

(1)

The applicable percentage of ownership for each beneficial owner is based on 2,183,236 of Common Stock outstanding as of March 25, 2009. Shares of Common Stock issuable upon exercise of options, warrants or other rights beneficially owned that are exercisable within 60 days are deemed outstanding for the purpose of computing the percentage ownership of the person holding such securities and rights and all executive officers and directors as a group.

(2)

Includes (i) 244,396 shares of Common Stock owned directly by Mario J. Gabelli  (including 8,903 held for his benefit under the Lynch Interactive Corporation 401(k) Savings Plan); (ii) 1,203 shares owned by a charitable foundation of which Mr. Gabelli is a trustee; (iii) 96,756 shares owned by a limited partnership in which Mr. Gabelli is the general partner and has an approximate 5% interest; and (iv) 24,519 shares owned by Lynch Interactive Corporation, of which Mr. Gabelli is Chairman and the beneficial  officer of approximately 24% of the outstanding common stock.  Mr. Gabelli disclaims beneficial ownership of the shares owned by such charitable foundation, by Lynch Interactive Corporation and by such limited partnership, except to the extent of his 5% interest in such limited partnership.  Mr. Gabelli’s business address is 401 Theodore Fremd Avenue, Rye, New York 10580-1430.

(3)

Based solely on information contained in a report on Schedule 13D/A filed with the SEC on June 11, 2008 by Bulldog Investors, Phillip Goldstein and Andrew Dakos.  Mr. Goldstein and Mr. Dakos are investment  advisors and principals of Bulldog Investors.  The address of Bulldog Investors and Mr. Goldstein is 60 Heritage Drive, Pleasantville, NY 10570.  The address of Mr. Dakos is Park 80 West, Plaza Two, Saddle Brook, NJ 07663.

(4)

Includes (i) 12,475 shares of Common Stock owned directly by Marc Gabelli; (ii) 506,879 shares beneficially owned by Venator Fund and Venator Global, LLC  (“Venator Global”); and (iii) 20,000 shares issuable upon the exercise of options held by Mr. Gabelli at a $13.173 per share exercise price.  Venator Global, which is the sole general partner of Venator Fund, is deemed to have beneficial ownership of the securities owned beneficially by Venator Fund.  Marc Gabelli is the President of Venator Global.

(5)

Includes 400 shares jointly owned with Mr. Zylstra's wife, with whom he shares voting and investment power.

(6)

Includes 7,026 shares of restricted stock granted under the Company’s 2001 Equity Incentive Plan and 1,445 shares jointly owned with Mr. Cerutti’s wife, with whom he shares voting and investment power.

(7)

Includes 7,026 shares of restricted stock granted under the Company’s 2001 Equity Incentive Plan.

(8)

Includes (i) 5,114 shares of common stock owned by Mr. Gray; (ii) 7,026 shares of restricted stock granted under the Company’s 2001 Equity Incentive Plan; (iii) 751 shares owned by a partnership of which Mr. Gray is the general partner; (iv) 2,407 shares owned by a partnership of which Mr. Gray is one of the general partners; (v) 2,105 shares owned by Mr. Gray's wife; and (vi) 3,008 shares owned by a partnership of which Mr. Gray's wife is one of the general partners.

(9)

Includes 6,805 shares of restricted stock granted under the Company’s 2001 Equity Incentive Plan.

(10)

Consists of 621,425 shares of common stock and 20,000 shares of common stock issuable upon exercise of stock options.  Included in this calculation is one executive officer who is not a named executive officer and therefore is not specifically identified in the above table.

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

Item 14.

  Principal Accounting Fees and Services.

In July 2007, the Company changed its independent registered public accounting firm from Ernst & Young LLP to J.H. Cohn LLP.  During 2007, Ernst & Young LLP’s services with respect to the Company’s financial statements included in the Company’s filing on Form 10-Q for the quarter ended March 31, 2007.  Starting with the second quarter ended June 30, 2007, J.H. Cohn LLP’s services with respect to the Company’s financial statements included in the Company’s filings on Form 10-Q. In addition, J.H. Cohn LLP audited the consolidated financial statements of the Company for the years ended December 31, 2008 and 2007 and has reported the results of its audits to the Audit Committee of the Board of Directors.  During 2008, the Company restated its financial statements for the first two quarters of 2007, fiscal 2006 and prior years, resulting in additional audit fees incurred from the predecessor auditor, Ernst & Young LLP, and current auditor, J.H. Cohn of approximately $72,000.

Audit Fees

The aggregate audit fees billed and reasonably expected to be billed for the fiscal years ended December 31, 2008 and 2007 by J.H. Cohn LLP totaled $315,000 and $575,000, respectively.  The aggregate audit fees billed by Ernst & Young LLP were $47,250 for 2007.  Audit fees include services relating to auditing the Company’s annual financial statements, reviewing the Company’s financial statements included in the Company’s filings on Form 10-Q and certain accounting consultations.

Audit-Related Fees

J.H. Cohn LLP did not render any audit-related services during 2008 or 2007.  The aggregate audit related fees billed by Ernst & Young LLP were $35,700 for 2007.

Tax Fees

J.H. Cohn LLP did not render any tax services during 2008 or 2007.  The aggregate tax fees billed by Ernst & Young LLP were $12,175 for 2007.

All Other Fees

Neither J.H. Cohn LLP nor Ernst & Young LLP rendered any other services during 2008 or 2007.

Pre-Approval Policies and Procedures

The Audit Committee policy and procedures for the pre-approval of audit and non-audit services rendered by our independent auditors are reflected in the Audit Committee Charter.  The Audit Committee Charter provides that the Audit Committee shall pre-approve all audit and non-audit services provided by the independent auditors and shall not engage the independent auditors to perform the specific non-audit services proscribed by law or regulation.  The Audit Committee may delegate pre-approval authority to a member of the Audit Committee.  The decisions of any Audit Committee member to whom pre-approval authority is delegated must be presented to the full Audit Committee at its next scheduled meeting.

The Audit Committee determined that the rendering of the services other than audit services by J.H. Cohn LLP is compatible with maintaining J.H. Cohn LLP’s independence.

All services performed by our independent auditors were pre-approved by the Audit Committee.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)

The following documents are filed as part of this Annual Report on Form 10-K:

(2)

Exhibits

38

All other schedules not included with this additional financial data are not applicable or the required information is included in the financial statements or notes thereto, and therefore have been omitted.

EXHIBIT INDEX

Exhibit No.	Description

3 (a)	Certificate of Incorporation of The LGL Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 31, 2007).

(b)	The LGL Group, Inc. By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 31, 2007).

10 (a)	The LGL Group, Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the period ended December 31, 1995).

(b)	Directors Stock Plan (incorporated by reference to Exhibit 10(o) to the Company’s Form 10-K for the year ended December 31, 1997).

(c)	The LGL Group, Inc. 2001 Equity Incentive Plan adopted December 10, 2001 (incorporated by reference to Exhibit 4 to the Company’s Form S-8 Registration Statement filed on December 29, 2005.

(d)

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

(f)

Loan Agreement, by and among M-Tron Industries, Inc., Piezo Technology, Inc. and RBC Centura Bank, dated September 30, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2005).

(g)

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

(k)

Second Amendment to the Loan Agreement, dated June 30, 2006, by and among M-tron Industries, Inc., Piezo Technology, Inc. and First National Bank of Omaha, and acknowledged and guaranteed by The LGL Group, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2006).

(l)

Third Amendment to the Loan Agreement, dated October 3, 2006, by and among M-tron Industries, Inc., Piezo Technology, Inc. and First National Bank of Omaha, and acknowledged and guaranteed by LGL Group, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2006).

(m)

Fourth Amendment to the Loan Agreement, dated June 30, 2007, by and among M-tron Industries, Inc., Piezo Technology, Inc. and First National Bank of Omaha, and acknowledged and guaranteed by The LGL Group, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, as amended on June 30, 2008).

(n)

Fifth Amendment to the Loan Agreement, dated June 30, 2008, by and among M-tron Industries, Inc., Piezo Technology, Inc. and First National Bank of Omaha, and acknowledged and guaranteed by The LGL Group, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 11, 2008).

(o)

Promissory Note, dated January 24, 2008, by and among M-tron Industries, Ltd., Piezo Technology, Inc. and First National Bank of Omaha. (incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008).

(p)

Asset Purchase Agreement, dated May 17, 2007, by and between Lynch Systems, Inc. and Olivotto Glass Technologies, S.P.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2007).

(q)

First Amendment to Asset Purchase Agreement, dated as of May 22, 2007, by and between Lynch Systems, Inc. and Olivotto Glass Technologies, S.P.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 25, 2007).

(r)

Second Amendment to Asset Purchase Agreement, dated as of May 31, 2007, by and between Lynch Systems, Inc. and Olivotto Glass Technologies, S.P.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 25, 2007).

(s)

Employment Agreement, dated January 7, 1999, by and between M-tron Industries, Inc. and Robert R. Zylstra (incorporated by reference to Exhibit 10(c) to the Company’s Form 10-K for the year ended December 31, 2007).

(t)

Employment Agreement, dated December 24, 2007, by and between The LGL Group, Inc. and Harold D. Castle (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2007).

(u)

Employment Agreement, dated February 3, 2009, by and between The LGL Group, Inc. and Hans Wunderl (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 4, 2009).

(v)

Form of Indemnification Agreement by and between The LGL Group, Inc. and its executive officers and directors (incorporated by reference to Exhibit 10(q) to the Company’s Form 10-K for the year ended December 31, 2007).

(w)

Form of Restricted Stock Agreement by and between The LGL Group, Inc. and each of its Directors (incorporated by reference to Exhibit 10(v) to the Company’s Form 10-K for the year ended December 31, 2007).

21	Subsidiaries of the The LGL Group, Inc.*

23	Consent of Independent Registered Public Accounting Firm – J.H. Cohn LLP.*

31(a)	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31(b)	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32(a)	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32(b)	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

THE LGL GROUP, INC.

March 26, 2009	By:	/s/ Robert Zylstra
Robert Zylstra
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	CAPACITY	DATE

/s/ Robert Zylstra	President and Chief Executive Officer	March 26, 2009
ROBERT ZYLSTRA	(Principal Executive Officer)
/s/ Harold D. Castle	Chief Financial Officer	March 26, 2009
HAROLD D. CASTLE	(Principal Financial Officer and Principal Accounting Officer)
/s/ Marc J. Gabelli	Chairman of the Board of Directors	March 26, 2009
MARC J. GABELLI
/s/ Timothy Foufas	Vice-Chairman of the	March 26, 2009
TIMOTHY FOUFAS	Board of Directors
/s/ E. Val Cerutti	Director	March 26, 2009
E. VAL CERUTTI
/s/ Peter J. Dapuzzo	Director	March 26, 2009
PETER J. DAPUZZO
/s/ Avrum Gray	Director	March 26, 2009
AVRUM GRAY
/s/ Patrick J. Guarino	Director	March 26, 2009
PATRICK J. GUARINO
/s/ Jeremiah M. Healy	Director	March 26, 2009
JEREMIAH M. HEALY
/s/ Anthony Pustorino	Director	March 26, 2009
ANTHONY PUSTORINO
/s/ Javier Romero	Director	March 26, 2009
JAVIER ROMERO

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
The LGL Group, Inc.

We have audited the accompanying consolidated balance sheets of The LGL Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The LGL Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and their consolidated results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/  J.H. Cohn LLP

Roseland, New Jersey

March 27, 2009

THE LGL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31,
Assets	2008	2007
Current Assets:
Cash and cash equivalents	$ 5,325	$ 5,233
Investment - marketable security (Note 1)	14	48
Accounts receivable, net of allowances of $158 and $415, respectively (Note 1)	6,483	6,382
Inventories (Note 2)	5,121	5,181
Prepaid expense and other assets	400	381
Assets of Discontinued Operations	--	5
Total Current Assets	17,343	17,230
Property, Plant and Equipment (Note 1)
Land	693	698
Buildings and improvements	5,048	5,020
Machinery and equipment	12,901	12,541
Total Property, Plant and Equipment	18,642	18,259
Less: Accumulated depreciation	(14,129)	(13,196)
Net Property, Plant, and Equipment	4,513	5,063
Deferred Income Taxes (Notes 1 and 7)	111	111
Other assets	398	472
Total Assets	$ 22,365	$ 22,876

Liabilities And Stockholders' Equity
Current Liabilities:
Note payable to bank (Note 3)	$ 2,749	$ 1,035
Trade accounts payable	2,093	2,535
Accrued compensation expense	1,323	1,481
Other accrued expenses	954	771
Current maturities of long-term debt (Note 3)	397	419
Liabilities of Discontinued Operations	144	231
Total Current Liabilities	7,660	6,472
Long-term debt, net of current maturities (Note 3)	3,660	4,035
Total Liabilities	11,320	10,507

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.01 par value -- 10,000,000 shares authorized; 2,188,510 shares issued for 2008 and 2007; 2,183,236 and 2,167,202 shares outstanding for 2008 and 2007, respectively	22	22
Additional paid-in capital	20,728	20,921
Accumulated deficit	(9,369)	(8,066)
Accumulated other comprehensive loss (Note 8)	(235)	(101)
Treasury stock, at cost, of 5,274 and 21,308 shares, respectively	(101)	(407)
Total Stockholders' Equity	11,045	12,369
Total Liabilities and Stockholders' Equity	$ 22,365	$ 22,876

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE LGL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share Amounts)

	Years Ended December 31,
	2008	2007
Revenues	$ 40,179	$ 39,536
Costs and expenses
Manufacturing cost of sales	29,801	29,363
Engineering, selling and administrative	11,209	10,981
Impairment loss on Lynch Systems’ assets	--	905
Operating Loss	(831)	(1,713)
Other income (expense):
Investment income	--	1,526
Interest expense	(292)	(306)
Gain on sale of equipment or land	255	88
Other expense	(332)	(15)
Total other (loss) income	(369)	1,293
Loss From Continuing Operations Before Income Taxes	(1,200)	(420)
Provision for income taxes	(127)	(135)
Loss from Continuing Operations	(1,327)	(555)
Discontinued Operations (Note 12):
Income (loss) from discontinued operations	24	(1,017)
Loss on sale of Lynch Systems	--	(982)
Income (loss) from discontinued operations	24	(1,999)

Net Loss	$ (1,303)	$ (2,554)

Weighted average number of shares used in basic and diluted EPS calculation	2,174,173	2,158,120
Basic and diluted loss per common share from continuing operations	$ (0.61)	$ (0.26)
Basic and diluted income (loss) per common share from discontinued operations	$ 0.01	$ (0.92)
Basic and diluted net loss per common share	$ (0.60)	$ (1.18)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE LGL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands, Except Share Data)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2006	2,154,702	$ 22	$ 21,081	$ (5,512)	$ 1,790	$ (646)	$ 16,735
Comprehensive loss:
Net loss for year	--	--	--	(2,554)	--	--	(2,554)
Other comprehensive loss	--	--	--	--	(1,891)	--	(1,891)
Comprehensive loss							(4,445)
Stock-based compensation	--	--	79	--	--	--	79
Issuance of treasury shares for vested restricted stock	12,500	--	(239)	--	--	239	--
Balance at December 31, 2007	2,167,202	22	20,921	(8,066)	(101)	(407)	12,369
Comprehensive loss:
Net loss for year	--	--	--	(1,303)	--	--	(1,303)
Other comprehensive loss	--	--	--	--	(134)		(134)
Comprehensive loss							(1,437)
Stock-based compensation	--	--	113	--	--	--	113
Issuance of treasury shares for vested restricted stock	16,034	--	(306)	--	--	306	--
Balance at December 31, 2008	2,183,236	$ 22	$ 20,728	$ (9,369)	$ (235)	$ (101)	$ 11,045

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE LGL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended December 31,
	2008	2007
Operating Activities
Net loss	$ (1,303)	$ (2,554)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Loss on sale of Lynch Systems	--	982
Impairment loss on Lynch Systems’ assets	--	905
Depreciation	1,038	1,045
Amortization of finite-lived intangible assets	60	60
Gain on sale of equipment or land	(255)	(88)
Loss on disposal of fixed assets	--	7
Realized loss on marketable securities	54	--
Gains realized on sale of marketable securities	--	(1,526)
Stock based compensation	113	79
Changes in operating assets and liabilities:
Accounts receivables	(101)	90
Inventories	60	924
Trade accounts payable and accrued liabilities	(575)	(758)
Other assets/liabilities	48	(159)
Cash used in continuing operations	(861)	(993)
Cash (used in) provided by discontinued operations	(82)	634
Net cash used in operating activities	(943)	(359)

Investing Activities
Capital expenditures	(537)	(474)
Restricted cash	--	96
Proceeds from sale of marketable securities	--	2,292
Proceeds from sale of equipment or land	255	171
Cash (used in) provided by continuing operations	(282)	2,085
Cash provided by discontinued operations	--	972
Net cash (used in) provided by investing activities	(282)	3,057

Financing Activities
Net borrowings (repayments) of notes payable	1,714	(321)
Repayment of long-term debt	(397)	(1,116)
Proceeds from long-term debt	--	443
Cash provided by (used in) continuing operations	1,317	(994)
Cash used in discontinued operations	--	(900)
Net cash provided by (used in) financing activities	1,317	(1,894)

Increase in cash and cash equivalents	92	804
Cash and cash equivalents at beginning of year	5,233	4,429
Cash and cash equivalents at end of year	$ 5,325	$ 5,233

Supplemental Disclosure Of Cash Flow Information:
Income taxes paid	$ 114	$ 281
Interest paid	$ 389	$ 494
Non-cash Financing Transactions:
Issuance of treasury shares for vested restricted stock	$ 306	$ 239

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE LGL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Accounting And Reporting Policies

Organization

The LGL Group, Inc. (the “Company”), formerly Lynch Corporation, incorporated in 1928 under the laws of the State of Indiana and reincorporated under the laws of the State of Delaware in 2007, is a holding company with subsidiaries engaged in manufacturing custom-designed highly engineered electronic components.  Information on the Company’s operations by segment and geographic area is included in Note 11 -- “Segment Information.”

As of December 31, 2008, the Subsidiaries of the Company are as follows:

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

On June 19, 2007, in accordance with the Purchase Agreement dated May 17, 2007, as amended, (the "Purchase Agreement") by and between Lynch Systems and Olivotto Glass Technologies S.p.A. ("Olivotto"), Lynch Systems completed the sale of certain of its assets to Lynch Technologies, LLC (the "Buyer"), the assignee of Olivotto's rights and obligations under the Purchase Agreement  (see Note 12).

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

Investments

Investments in marketable equity securities are classified as available for sale and are recorded at fair value, pursuant to Statement of Financial Accounting Standards Statement of Financial Accounting Standards (“SFAS”) No.  115, “Accounting for Certain Investments in Debt and Equity Securities”.  Unrealized gains and losses on these securities, net of income taxes, are included in stockholders’ equity as a component of accumulated other comprehensive income (loss).  First in, first out method is used in determining cost basis for the calculation of gain/loss of securities sold.  The Company periodically reviews investment securities for impairment based on criteria that include the duration of the market value decline.  If a decline in the fair value of an investment security is judged to be other than temporary, the cost basis is written down to fair value with a charge to earnings.

At December 31, 2008, the Company determined that a decline in fair value of a marketable security held was judged to be other than temporary and recorded an impairment charge of $54,000 included in other income (expense) to adjust the cost basis down to the fair value at December 31, 2008.

The following is a summary of a marketable security (investment) held by the Company (in thousands) at December 31:

December 31,	Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value
2008	$ 14	$ --	$ 14
2007	$ 71	$ (23)	$ 48

At December 31, 2008 and 2007, the Company has no margin liability against its investment.

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

Assets

To estimate the market value of its marketable securities, the Company obtains current market pricing from quoted market sources or using pricing for similar securities. Assets measured at fair value on a recurring basis are summarized below (in thousands).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2008
Marketable security	$ 14	$ --	$ --	$ 14

Liabilities

To estimate the fair value of the swap liability on hedge contracts as of the measurement date, the Company obtains inputs other than quoted prices that are observable for the liability. Liabilities measured at fair value on a recurring basis are summarized below (in thousands).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2008
Swap liability on hedge contracts	$ --	$ 235	$ --	$ 235

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

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments.  Estimates are based on historical collection experience, current trends, credit policy and relationship between accounts receivable and revenues.  In determining these estimates, the Company examines historical write-offs of its receivables and reviews each client’s account to identify any specific customer collection issues.  If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances might be required.  The Company’s failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on its business, financial condition, and results of operations.

Property, Plant And Equipment, Net

Property, plant and equipment are recorded at cost less accumulated depreciation and include expenditures for additions and major improvements.  Maintenance and repairs are charged to operations as incurred.  Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range from 5 years to 35 years for buildings and improvements, and from 3 to 10 years for other fixed assets.  Property, plant, and equipment are periodically reviewed for indicators of impairment.  If any such indicators were noted, the Company would assess the appropriateness of the assets’ carrying value and record any impairment at that time.

Depreciation expense from continuing operations was approximately $1,004,000 for 2008 and $1,045,000 for 2007.  Depreciation expense from discontinued operations was $34,000 for 2008 and $52,000 for 2007.

Intangible Assets

Intangible assets are included in “other assets” and are recorded at cost less accumulated amortization.  Amortization is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range from 2 years to 10 years.  The intangible assets consist principally of customer relationships, trade name and funded technologies.  The net carrying values of these intangible assets are $398,000 and $472,000 as of December 31, 2008 and 2007, respectively.

The estimated aggregate amortization expense for each of the five succeeding years and thereafter are as follows (in thousands):

2009	$ 60
2010	60
2011	60
2012	60
2013	60
Thereafter	35
Total	$ 335

Discontinued Operations

Discontinued operations is defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” ("SFAS No. 144") as a component of an entity that has either been disposed of or is deemed to be held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

Revenue Recognition

Revenues are recognized upon shipment when title passes.  Shipping costs are included in manufacturing cost of sales. The Company believes that recognizing revenue at time of shipment is appropriate because the Company’s sales policies meet the four criteria of SEC’s Staff Accounting Bulletin No. 104, which are: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred, (iii) the seller’s price to the buyer is fixed and determinable, and (iv) collectability is reasonably assured.

Research And Development Costs

Research and development costs are charged to operations as incurred.  Such costs were $3,050,000 in 2008 compared with $2,757,000 in 2007, and are included within engineering, selling and administrative expenses.

Advertising Expense

Advertising costs are charged to operations as incurred.  Such costs were $70,000 in 2008, compared with $78,000 in 2007.

Stock-Based Compensation

The Company adopted the provisions of SFAS 123R, “Share-Based Payment” (“SFAS 123-R”), beginning January 1, 2006, using the modified prospective transition method.  SFAS 123-R requires the Company to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize cost over the requisite service period.  Under the modified prospective transition method, financial statements for periods prior to the date of adoption are not adjusted for the change in accounting.  However, compensation expense is recognized for (a) all share-based payments granted after the effective date under SFAS 123-R, and (b) all awards granted under SFAS 123 to employees prior to the effective date that remain unvested on the effective date.  The Company recognizes compensation expense on fixed awards with pro rata vesting on a straight-line basis over the service period.

On May 2005, the Company granted options to purchase 120,000 shares of common stock to certain employees and directors of the Company at $13.17 per share.  The vesting of these shares was accelerated to reduce the effects of the adoption of SFAS 123-R, which requires companies to recognize stock-based compensation associated with stock options based on the fair value method.  Had the Company not taken this action, $300,000 of stock-based compensation charges would have been recorded in the statement of operations through fiscal 2010 (approximately $68,000 in fiscal years 2006, 2007, 2008 and 2009 and $28,000 for the five months in fiscal 2010.)

In September 2006, the Company issued restricted stock grants to two executives, which are being accounted for under SFAS No. 123-R.  Total stock compensation expense recognized by the Company for the year ended December 31, 2008 associated with this restricted stock was $28,000 and for the year ended December 31, 2007 was $79,000.  At December 31, 2008, these grants have fully vested.

On March 20, 2007, the Company granted 10,000 restricted shares to an executive officer.  This officer subsequently resigned prior to December 31, 2007 without vesting in any shares.  On December 31, 2007, the Board of Directors granted restricted shares to eight of its members at 1,471 shares each.  No expense was recognized in 2007 for this grant.  On January 22, 2008, the Board of Directors granted 1,250 restricted shares to one of its members. All of these shares vested ratably over 2008 at the end of each respective quarter.  Total stock compensation expense recognized by the Company for the year ended December 31, 2008 associated with this restricted stock was $85,000.

On December 17, 2008, the Board of Directors granted restricted shares to eight of its members at 5,555 shares each.  No expense was recognized in 2008 for this grant. All of these shares vest ratably over 2009 at the end of each respective quarter.  The unrecognized compensation expense of $80,000 will be recognized over the next 12 months.

The following table summarizes information about restricted stock grants outstanding and exercisable at December 31, 2008 and 2007 as well as activity during the years then ended:

	Number of Stock Grants	Weighted Average Grant Value	Weighted Average Years Remaining
Outstanding nonvested at December 31, 2006	20,000	$ 8.25	1.8
Granted during 2007	21,768	7.22	1.5
Vested during 2007	(12,500)	8.25	--
Forfeited or expired during 2007	(13,750)	7.86	--
Outstanding nonvested at December 31, 2007	15,518	7.15	0.9
Granted during 2008	45,690	1.97	1.0
Vested during 2008	(16,034)	7.23	--
Forfeited or expired during 2008	(734)	6.80	--
Outstanding nonvested at December 31, 2008	44,440	$ 1.80	1.0

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

The following securities have been excluded from the diluted loss per share computation because the impact of the assumed exercise of stock options and vesting of restricted stock would have been anti-dilutive:

	2008	2007
Options to purchase common stock	200,000	200,000
Unvested restricted stock	44,440	15,518
Totals	244,440	215,518

Income Taxes

The Company is subject to U.S. federal, various state and international income taxes. The Company is generally no longer subject to income tax examinations by U.S. federal, state and international tax authorities for years before 2003.

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. At December 31, 2008, deferred tax assets, net of deferred tax liabilities and valuation allowance, were $111,000. The majority of our net operating loss carryforwards begin to expire in 2023 and thereafter.

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

Based on a review of our tax positions, the Company was not required to record a liability for unrecognized tax benefits as a result of adopting FIN 48 on January 1, 2007.  Further, there has been no change during the year ended December 31, 2008.  Accordingly, we have not accrued any interest and penalties through the year ended December 31, 2008.

Concentration of Risk

In 2008, two separate electronics contract manufacturing companies accounted for approximately $5,169,000 of revenue, or 12.9% of MtronPTI’s total revenues from continuing operations, compared to approximately 24.3% for MtronPTI’s two largest customers in 2007.  (No customers accounted for more than 10% of 2008 revenues from continuing operations and two customers accounted for more than 10% of 2007 revenues.) Sales to it’s the Company’s ten largest customers accounted for approximately 47.0% of revenues from continuing operations in 2008, compared to approximately 64.7% of revenues from continuing operations for 2007.

In 2008, approximately 12.7% of MtronPTI’s revenue was attributable to finished products that were manufactured by an independent contract manufacturer located in both Korea and China, compared to 15.7% for 2007.  We expect this manufacturer to account for a smaller but substantial portion of MtronPTI’s revenues in 2009 and a material portion of MtronPTI’s revenues for the next several years.  MtronPTI does not have a written, long-term supply contract with this manufacturer.  If this manufacturer becomes unable to provide products in the quantities needed, or at acceptable prices, MtronPTI would have to identify and qualify acceptable replacement manufacturers or manufacture the products internally.  Due to specific product knowledge and process capability, MtronPTI could encounter difficulties in locating, qualifying and entering into arrangements with replacement manufacturers.  As a result, a reduction in the production capability or financial viability of this manufacturer, or a termination of, or significant interruption in, MtronPTI’s relationship with this manufacturer, may adversely affect MtronPTI’s results of operations and our financial condition.

Segment Information

The Company reports segment information in accordance with SFAS No.  131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”).  SFAS 131 requires companies to report financial and descriptive information for each operating segment based on management’s internal organizational decision-making structure.  See Note 11 to the Consolidated Financial Statements - “Segment Information” - for the detailed presentation of the Company’s business segment.

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

In June 2007, the Company determined that certain assets of its subsidiary, Lynch Systems, were impaired based upon the criteria in SFAS No. 144 and recognized an impairment loss of $905,000, which represented the difference between the carrying value of the Lynch Systems’ land and building and building improvements and their estimated fair value.

Financial Instruments

Cash and cash equivalents, trade accounts receivable, short-term borrowings, and trade accounts payable are carried at cost, which approximates fair value due to the short-term maturity of these instruments.  The carrying amount of the Company’s borrowings under its revolving line of credit approximates fair value, as the obligation bears interest at a floating rate.  The fair value of other long-term obligations approximates cost based on borrowing rates for similar instruments.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, investments and trade accounts receivable.

The Company maintains cash and cash equivalents and short-term investments with various financial institutions.  These financial institutions are located throughout the country and the Company’s policy is designed to limit exposure to any one institution.  The Company believes that these financial institutions are of high credit standing.  At times, such amounts may exceed federally insured limits.

The Company has also entered into an interest rate swaps in relation to two of its long-term debt agreements for which it has accounted for each of these swaps as a cash flow hedge (see Note 3).

Foreign Currency Translation

The assets and liabilities of international operations are remeasured at the exchange rates in effect at the balance sheet date for monetary assets and liabilities and at historical rates for non-monetary assets and liabilities, with the related remeasurement gains or losses reported within the Consolidated Statement of Operations. The results of international operations are remeasured at the monthly average exchange rates. The Company’s foreign subsidiaries and respective operations’ functional currency is the U.S. dollar.  The Company has determined this based upon the majority of transactions with customers as well as inter-company transactions and parental support being based in U.S. dollars.  The Company has recognized remeasurement losses of $256,000 and $20,000 in 2008 and 2007, respectively, which is included within other expense in the consolidated statement of operations.

Guarantees

At December 31, 2008, the Company guaranteed (unsecured) the RBC loan of MtronPTI.  As of December 31, 2008, the outstanding balance under this loan was $2,817,000.  The Company has also guaranteed (unsecured) all outstanding obligations to the First National Bank of Omaha of MtronPTI.  As of December 31, 2008, the total outstanding obligations were $3,936,000.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This new standard enhances disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008. The Company is currently assessing the impact of the adoption of SFAS No. 161 on its consolidated financial statements.

In April 2008, the FASB issued Financial Statement of Position (“FSP”) 142-3, “Determination of the Useful Life of Intangible Assets”, (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the potential impact of FSP 142-3 on its consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“GAAP”).” SFAS No. 162 identifies the sources of accounting principles (see below) and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The FASB believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of SFAS No. 162 is not expected to have a material impact on the Company's consolidated financial position and results of operations.

The sources of accounting principles that are generally accepted are categorized in descending order as follows:

e)

FASB Statements of Financial Accounting Standards and Interpretations, SFAS No. 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

f)

FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

g)

AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

h)

Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation under the two-class method of calculating earnings per share. EITF 03-6-1, which is applied retrospectively, will become effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact of EITF 03-6-1 on its consolidated financial statements.

2.

Inventories

Inventories are stated at the lower of cost or market value.  At MtronPTI, inventories are valued using the first-in-first-out (FIFO) method for 66.4% and 70.5% of the inventories, for 2008 and 2007, respectively, and the remaining 33.6% and 29.5%, for 2008 and 2007, respectively, is valued using last-in-first-out (LIFO).  The Company reduces the value of its inventories to market value when the value is believed to be less than the cost of the item.

	December 31,
	2008	2007
	(in thousands)
Raw materials and supplies	$ 2,576	$ 2,306
Work in progress	1,440	1,498
Finished goods	1,105	1,377
Totals	$ 5,121	$ 5,181

Current cost exceeded the LIFO value of inventories by $287,000 and $266,000 at December 31, 2008 and 2007, respectively.

3.

Note Payable To Banks And Long-Term Debt

Note payable to banks and long-term debt is comprised of:

	December 31,
	2008	2007
	(in thousands)
Note Payable:
Mtron revolving loan (First National Bank of Omaha (“FNBO”)) at 30-day LIBOR plus 2.1%; 4.11% at December 31, 2008, due June 2009	$ 2,749	$ 1,035

Long-Term Debt:
Mtron term loan (RBC Centura Bank (“RBC”)) due October 2010. The note bears interest at LIBOR Base Rate plus 2.75%. Interest rate swap converts loan to a fixed rate, at 7.51% at December 31, 2008	$ 2,817	$ 2,894
Mtron term loan (FNBO) due January 2013. The note bears interest at 30-day LIBOR plus 2.1%. Interest rate swap converts loan to a fixed rate, at 5.6% at December 31, 2008	1,187	1,430
Rice University Promissory Note at a fixed interest rate of 4.5%, due August 2009	53	130
	4,057	4,454
Current maturities	397	419
Long Term Debt	$ 3,660	$ 4,035

On October 14, 2004, MtronPTI entered into a loan agreement with FNBO (the “FNBO Loan”).  The FNBO Loan provides for a short-term credit facility of up to $5,500,000 (the “FNBO Revolver”).  The provisions of the FNBO Revolver were subsequently amended, most recently on June 30, 2008.  The principal balance of the FNBO Revolver currently bears interest at 30-day LIBOR plus 2.1%, with interest only payments due monthly and the final payment of principal and interest due on June 30, 2009.  At December 31, 2008, the amount outstanding under the revolving credit loan was $2,749,000, compared to $1,035,000 at December 31, 2007.  The Company had $2,751,000 of unused borrowing capacity under its revolving line of credit at December 31, 2008, compared to $4,465,000 at December 31, 2007.

The FNBO Loan also provides for a term loan in the original principal amount of $2,000,000 (the “FNBO Term Loan”).  The provisions of the FNBO Term Loan were subsequently amended, most recently on June 30, 2008.  Under such amendment, (approximately $1,410,000 at the time of the amendment) the principal balance bears interest at 30-day LIBOR plus 2.1%, with principal and interest payments due monthly and the final payment of principal and interest due January 24, 2013.

The FNBO Loan contains a variety of affirmative and negative covenants, including, but not limited to, financial covenants that MtronPTI maintain: (i) tangible net worth of not less than $7,000,000, (ii) a ratio of current assets to current liabilities of not less than 1.5 to 1.0; (iii) a ratio of total liabilities to tangible net worth of not greater than 2.75 to 1.0; and (iv) a fixed charge ratio of 1.2 to 1.0.  At December 31, 2008, the Company was in compliance with these covenants.

All outstanding obligations under the FNBO Loan are guaranteed on an unsecured basis by the Company.

In connection with the FNBO Term Loan, MtronPTI entered into a separate interest rate swap agreement with FNBO from which it receives periodic payments at the LIBOR Base Rate and makes periodic payments at a fixed rate of 5.60% through the life of the FNBO Term Loan.  The Company has designated this swap as a cash flow hedge in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  The interest rate swap’s notional amount is for the entire outstanding balance.  The fair value of the interest rate swap at December 31, 2008 is ($53,000) net of any tax effect, and is included in “other accrued expenses” on the consolidated balance sheet.  The value is reflected in other comprehensive loss, net of any tax effect.

On September 30, 2005, MtronPTI entered into a loan agreement (the “RBC Loan Agreement”) with RBC, which provides for a loan in the original principal amount of $3,040,000 (the “RBC Term Loan”).  The RBC Term Loan bears interest at LIBOR Base Rate plus 2.75% and is being repaid in monthly installments based on a 20 year amortization, with the then remaining principal balance and interest due on the fifth anniversary of the RBC Loan Agreement.  The RBC Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, financial covenants that MtronPTI maintain: (i) a ratio of total liabilities to tangible net worth of at least 4.0 to 1.0; (ii) tangible net worth of at least $4.2 million; and (iii) a fixed charge coverage ratio of not less than 1.2 to 1.0.  At December 31, 2008, the Company was in compliance with these covenants.

All outstanding obligations under the RBC Loan Agreement are collateralized by security interests in the assets of MtronPTI and guaranteed by the Company.

In connection with the RBC Term Loan, MtronPTI entered into a five-year interest rate swap from which it receives periodic payments at the LIBOR Base Rate and makes periodic payments at a fixed rate of 7.51% with monthly settlement and rate reset dates.  The Company has designated this swap as a cash flow hedge in accordance with SFAS 133.  The interest rate swap’s notional amount is for the entire outstanding balance.  The fair value of the interest rate swap at December 31, 2008 is ($182,000) net of any tax effect, and ($80,000) net of any tax effect at December 31, 2007, and both are included in “other accrued expenses” on the consolidated balance sheets, respectively.  The value is reflected in accumulated other comprehensive loss, net of any tax effect.

Debt outstanding at December 31, 2008 included $4,057,000 of fixed rate debt at year-end weighted average interest rate of 6.9% (after considering the effect of the interest rate swap) and variable rate debt of $2,749,000 at a year end average rate of 4.1%.

Aggregate principal maturities of long-term debt for each of the next five years based upon payment terms and interest rates in effect at December 31, 2008 are as follows (in thousands):

2009	$ 397
2010	3,016
2011	301
2012	322
2013	21
Total	$ 4,057

4.

Related Party Transactions

At December 31, 2008, the Company had $5,325,000 of cash and cash equivalents compared with $5,233,000 at December 31, 2007.  Of this amount, $3,123,000 at December 31, 2008 is invested in United States Treasury money market funds for which affiliates of the Company serve as investment managers, compared to $1,095,000 so invested at December 31, 2007.

5.

Stock Option Plans

Effective January 1, 2006, SFAS 123-R applies to new awards and to awards modified, repurchased or cancelled after the effective date as well as to the unvested portion of awards outstanding as of the effective date.  The Company uses the Black-Scholes-Merton option-pricing model to value stock option grants under SFAS 123-R, applying the modified prospective method for existing grants which requires the Company to value stock options prior to its adoption of SFAS 123-R under the fair value method and expense the value over the requisite service period.

On May 26, 2005, the Company’s shareholders approved amendments to the 2001 Equity Incentive Plan to increase the total number of shares of the Company’s common stock available for issuance from 300,000 to 600,000 shares and to add provisions that require terms and conditions of awards to comply with section 409A of the Internal Revenue Code of 1986.  Also on May 26, 2005, the Company granted options to purchase 120,000 shares of Company common stock to certain employees and directors of the Company at $13.17 per share.  These options were fully vested in 2005, are anti-dilutive, and expire at the earlier of May 25, 2010 or 90 days following the termination or resignation of employment.  Of these options, at December 31, 2008, options to purchase 20,000 shares remain outstanding.  Also outstanding at December 31, 2008, is an option to purchase 180,000 shares granted in 2001 to a former Chief Executive Officer at $17.50 per share.  This option to purchase an aggregate of 200,000 shares is also anti-dilutive and expires on October 1, 2009.  The terms of options outstanding at December 31, 2008, are summarized in the following table:

Exercise Price	Number of Shares Subject to Outstanding Options	Weighted-Average Remaining Contractual Life	Number of Shares as to Which Options are Exercisable
$17.50	180,000	0.8	180,000
13.17	20,000	1.4	20,000
Totals	200,000		200,000

The following table summarizes information about stock options outstanding and exercisable at December 31, 2008 and 2007 as well as activity during the years then ended:

	Number of Stock Options	Weighted Average Exercise price	Weighted Average Years Remaining
Outstanding at December 31, 2006	275,000	$ 16.01	2.9
Granted during 2007	--	--	--
Exercised during 2007	--	--	--
Forfeited or expired during 2007	(75,000)	13.17	--
Outstanding at December 31, 2007	200,000	17.07	1.8
Granted during 2008	--	--	--
Exercised during 2008	--	--	--
Forfeited or expired during 2008	--	--	--
Outstanding at December 31, 2008	200,000	$ 17.07	0.8
Exercisable at December 31, 2008	200,000	$ 17.07	0.8
Vested at December 31, 2008	200,000	$ 17.07	0.8

There were no options granted during the years ended December 31, 2008 and 2007.  At December 31, 2008, the aggregate intrinsic value of options outstanding and options exercisable was zero because the market value of the underlying stock was below the average exercise price of all options.

6.

Stockholders’ Equity

On August 31, 2007, The LGL Group, Inc., an Indiana corporation ("LGL Indiana") was merged (the "Merger") with and into its wholly-owned subsidiary, The LGL Group, Inc., a Delaware corporation ("LGL Delaware"), pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated August 28, 2007 and approved by the stockholders of LGL Indiana at its 2007 Annual Meeting of Shareholders held on August 28, 2007. As a result of the Merger, LGL Indiana and LGL Delaware became a single corporation named The LGL Group, Inc., existing under and governed by the laws of the State of Delaware (the  "Surviving Entity").

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

Additionally, under the terms of the Merger, the Certificate of Incorporation and By-Laws of LGL Delaware became the Certificate of Incorporation and By-Laws of the Surviving Entity, and the directors and officers of LGL Indiana immediately prior to the Merger became the directors and officers of the Surviving Entity.

7.

Income Taxes

The Company files consolidated federal income tax returns, which includes all U.S. subsidiaries.

The Company has a total net operating loss (“NOL”) carry-forward of $7,366,000 as of December 31, 2008 compared with its net operating loss (“NOL”) carry-forward of $5,378,000 as of December 31, 2007.  This NOL expires at various times through 2023 if not utilized prior to that date.  The Company has research and development credit carry-forwards of approximately $890,000 at December 31, 2008 (compared with $743,000 at December 31, 2007) that can be used to reduce future income tax liabilities and expire principally between 2020 and 2028.  In addition, the Company has foreign tax credit carry-forwards of approximately $230,000 at December 31, 2008 compared with foreign tax credit carry-forwards of approximately $230,000 at December 31, 2007, that are available to reduce future U.S. income tax liabilities subject to certain limitations.  These foreign tax credit carry-forwards expire at various times through 2017.

Deferred income taxes for 2008 and 2007 provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.  Tax effects of temporary differences and carry-forwards at December 31, 2008 and 2007 are as follows:

	December 31, 2008		December 31, 2007
	Deferred Tax		Deferred Tax
	Asset	Liability	Asset	Liability
	(in thousands)
Inventory reserve	$ 1,199	$ --	$ 1,287	$ --
Fixed assets	--	593	--	667
Other reserves and accruals	658	--	553	--
Undistributed foreign earnings	--	611		536
Other	--	126	--	148
Tax credit carry-forwards	1,231	--	1,084	--
Tax loss carry-forwards	2,800	--	2,042	--
Total deferred income taxes	5,888	$ 1,330	4,966	$ 1,351
Valuation allowance	(4,447)		(3,504)
Net deferred tax assets	$ 1,441		$ 1,462

At December 31, 2008, the net deferred tax assets of $111,000 presented in the Company’s balance sheet comprises deferred tax assets of $1,441,000, offset by deferred tax liabilities of $1,330,000.  At December 31, 2007, the net deferred tax assets of $111,000 presented in the Company’s balance sheet comprises deferred tax assets of $1,462,000, offset by deferred tax liabilities of $1,351,000.  The carrying value of the Company’s net deferred tax assets at December 31, 2008 of $111,000 is equal to the amount of the Company’s carry-forward alternative minimum tax (“AMT”) at that date.  These AMT credits do not expire.

The provision for income taxes from continuing operations is summarized as follows:

	2008	2007
	(in thousands)
Current:
Federal	$ --	$ --
State and local	--	--
Foreign	(127)	(135)
Total Current	(127)	(135)

Deferred:
Federal	--	--
State and local	--	--
Total Deferred	--	--
	$ (127)	$ (135)

A reconciliation of the benefit (provision) for income taxes from continuing operations and the amount computed by applying the statutory federal income tax rate to income before income taxes, minority interest and extraordinary item:

	2008	2007
	(in thousands)

Tax at statutory rate	$ 408	$ 143
Permanent differences	(5)	(46)
Foreign tax rate differential	--	(21)
Research and development credit	130	115
Valuation allowance	(660)	(326)
	$ (127)	$ (135)

The income tax expense for the period ended December 31, 2008 and 2007 included federal, as well as state, local, and foreign taxes offset, by provisions made for certain net operating loss carry-forwards that may not be fully realized.

Loss before income taxes from domestic operations was $1,666,000 and $3,132,000 in 2008 and 2007, respectively.  Profit before income taxes from foreign operations was $490,000 and $713,000 in 2008 and 2007, respectively.  At December 31, 2008, U.S. income taxes have been provided on approximately $3,211,000 of earnings of the Company’s foreign subsidiaries, because these earnings are not considered to be indefinitely reinvested.  As of December 31, 2008, earnings of non-U.S. subsidiaries considered to be indefinitely reinvested totaled $656,000.  No provision for U.S. income taxes has been provided thereon.  Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. taxes, reduced by any foreign tax credits available.  It is not practicable to estimate the amount of additional tax that might be payable on this undistributed foreign income.

The valuation allowance increased $943,000 from $3,504,000 in 2007 to $4,447,000 at December 31, 2008.  The valuation allowance increased $2,128,000 from $1,376,000 in 2006 to $3,504,000 in 2007.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (the “Interpretation”) (“FIN 48”). The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Interpretation is effective for fiscal years beginning after December 15, 2006. We have applied the provisions of the Interpretation effective January 1, 2007.  The adoption of the Interpretation did not have a material effect on the Company’s financial condition or results of operations.

In accordance with FIN 48, the Company will recognize any interest and penalties related to unrecognized tax positions in income tax expense.

At the date of adoption on FIN 48, the Company did not have a liability for unrecognized tax positions.  In addition, the Company did not record any increases or decreases to its liability for unrecognized tax positions during year  ended December 31, 2008.  Accordingly, the Company has not accrued for any interest and penalties as of December 31, 2008.  The Company does not anticipate any change in its liability for unrecognized tax positions over the next fiscal year.

The Company files income tax returns in the U.S. federal, various state and Hong Kong and India jurisdictions. The Company is generally no longer subject to income tax examinations by U.S. federal, state and Hong Kong tax authorities for years before 2003.

8.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes the changes in fair value of investments classified as available-for-sale and the changes in fair values of derivatives designated as cash flow hedges.

For the year ended December 31, 2008, total comprehensive loss was ($1,437,000), comprised of other comprehensive loss of ($134,000), plus net loss of ($1,303,000).  Other comprehensive loss included ($20,000) included in other income (expense) from the recognition of an other-than-temporary impairment on available-for-sale securities and $154,000 from the change in the fair value of the interest rate swaps.

For the year ended December 31, 2007, total comprehensive loss was ($4,445,000), comprised of other comprehensive loss of ($1,891,000), plus net loss of ($2,554,000).  Other comprehensive loss included $1,779,000 included in net income from the sale of securities, $20,000 from unrealized loss on available for sale securities and $92,000 from the change in the fair value of an interest rate swap, all net of tax.

The components of accumulated other comprehensive income (loss), net of related tax, at December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
	(in thousands)
Balance beginning of year	$ (101)	$ 1,790
Deferred loss on hedge contract	(157)	(92)
Unrealized loss on available-for-sale securities	--	(20)
Reclassification adjustment for losses (gains) included in operations	23	(1,779)
Balance end of year	$ (235)	$ (101)

	December 31,
	2008	2007
	(in thousands)
Deferred loss on hedge contract	$ (235)	$ (78)
Unrealized loss on available-for-sale securities	--	(23)
Accumulated other comprehensive loss	$ (235)	$ (101)

9.

Employee Benefit Plans

The Company offers a defined contribution plan for eligible employees.  The following table sets forth the consolidated expenses from continuing operations for this plan:

	December 31,
	2008	2007
	(in thousands)

Defined contribution totals	$ 208	$ 199

Under the MtronPTI defined contribution plan, the Company makes discretionary contributions up to 50% of the first 6% of eligible compensation contributed by participants.  Participants vest in employer contributions starting after their second year of service at 20% increments vesting 100% in year six.

10.

Commitments And Contingencies

In the normal course of business, the Company and its subsidiaries may be defendants in certain product liability, worker claims and other litigation.  The Company has no litigation pending at this time.

Rent Expense

Rent expense under operating leases was $141,000 and $117,000 for the years ended December 31, 2008 and 2007, respectively.  The Company leases certain property and equipment, including warehousing, and sales and distribution equipment, under operating leases that extend from one to two years.  Certain of these leases have renewal options.

11.

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

	Years Ended December 31,
	2008	2007
	(in thousands)
Revenues from Continuing Operations
Frequency control devices – USA	$ 17,465	$ 17,187
Frequency control devices – Foreign	22,714	22,349
Total consolidated revenues	$ 40,179	$ 39,536

Operating Loss from Continuing Operations
Frequency control devices	$ 1,033	$ 1,084
Unallocated corporate expense	(1,864)	(1,892)
Impairment loss on Lynch Systems’ assets	--	(905)
Consolidated total operating loss	(831)	(1,713)
Investment income	--	1,526
Interest expense	(292)	(306)
Gain on sale of land	--	88
Gain on sale of equipment	255	--
Other expense	(332)	(15)
Other income (loss)	(369)	1,293
Loss Before Income Taxes from Continuing Operations	$ (1,200)	$ (420)

Capital Expenditures
Frequency control devices	$ 537	$ 474
Capital expenditures from discontinued operations	--	--
Consolidated total capital expenditures	$ 537	$ 474

Total Assets
Frequency control devices	$ 17,946	$ 17,566
General corporate	3,773	4,622
Total assets from discontinued operations and Lynch Systems’ remaining assets	646	688
Consolidated total assets	$ 22,365	$ 22,876

For years ended December 31, 2008 and 2007, significant foreign revenues from continuing operations (10% or more of foreign sales) were as follows:

	Years Ended December 31,
	2008	2007
	(in thousands)
Frequency Control Devices - Significant
Foreign Revenues
Malaysia	$ 6,274	$ 5,602
China	5,518	4,256
Mexico	2,255	2,465
Thailand	2,106	2,462
Singapore	1,980	1,309
Canada	1,123	2,673
All other foreign countries	3,458	3,582
Total foreign revenues	$ 22,714	$ 22,349

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

In accordance with SFAS No. 144, the results of operations for Lynch Systems are reported within Discontinued Operations within the Consolidated Statements of Operations and the related assets and liabilities are reported within Assets from Discontinued Operations and Liabilities from Discontinued Operations, respectively, within the Consolidated Balance Sheets.  The land, buildings and remaining equipment of Lynch Systems are considered to be held and used in accordance with SFAS No. 144 and have not been reclassified.  The Company is currently marketing these assets for sale.

Revenues from discontinued operations were $0 and $2,534,000 for 2008 and 2007, respectively.  Pre-tax income (loss) from discontinued operations (not including loss on the sale or impairment loss on assets during 2007, respectively) was $24,000 and ($1,017,000) for 2008 and 2007, respectively.