Form 10-Q
period 2009-03-31
LGL GROUP INC
filed 2009-05-20
CIK 61004

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
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

(Former name, former address, and former fiscal year if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒

No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer ’s classes of c ommon s tock, as of the latest practicable date.

Class	Outstanding at May 20, 2009
Common Stock, $0.01 par value	2,194,348

INDEX

THE LGL GROUP, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets:	1

	– March 31, 2009

	– December 31, 2008

	Condensed Consolidated Statements of Operations:	3

	– Three months ended March 31, 2009 and 2008

	Condensed Consolidated Statements of Stockholders’ Equity:	4

	– Three months ended March 31, 2009

	Condensed Consolidated Statements of Cash Flows:	5

	– Three months ended March 31, 2009 and 2008

	Notes to Condensed Consolidated Financial Statements:	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	17

Item 4.	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 6.	Exhibits	20

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements.

THE LGL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

(In thousands, except share and per share amounts)

	March 31, 2009	December 31, 2008 (A)
ASSETS
Current Assets:
Cash and cash equivalents	$ 5,481	$ 5,325
Investment - marketable security	16	14
Accounts receivable, less allowances of $128 and $158, respectively	4,133	6,483
Inventories	5,234	5,121
Prepaid expenses and other current assets	363	400
Total Current Assets	15,227	17,343
Property, Plant and Equipment:
Land	693	693
Buildings and improvements	5,048	5,048
Machinery and equipment	13,030	12,901
Gross Property, Plant and Equipment	18,771	18,642
Less: Accumulated Depreciation	(14,399)	(14,129)
Net Property, Plant and Equipment	4,372	4,513
Deferred Income Taxes	111	111
Other Assets	380	398
Total Assets	$ 20,090	$ 22,365

THE LGL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED, continued

(In thousands, except share and per share amounts)

	March 31, 2009	December 31, 2008 (A)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Note payable to bank	$ 1,383	$ 2,749
Accounts payable	1,740	2,093
Accrued compensation expense	1,483	1,323
Other accrued expenses	1,381	1,098
Current maturities of long-term debt	382	397
Total Current Liabilities	6,369	7,660
Long-term debt	3,592	3,660
Total Liabilities	9,961	11,320

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $0.01 par value - 10,000,000 shares authorized; 2,194,348 and 2,188,510 shares issued at March 31, 2009 and December 31, 2008, respectively; 2,194,348 and 2,183,236 shares outstanding, respectively	22	22
Additional paid-in capital	20,647	20,728
Accumulated deficit	(10,323)	(9,369)
Accumulated other comprehensive loss	(217)	(235)
Treasury stock, at cost, of 0 and 5,274 shares at March 31, 2009 and December 31, 2008, respectively	--	(101)
Total Stockholders’ Equity	10,129	11,045
Total Liabilities and Stockholders’ Equity	$ 20,090	$ 22,365

(A)

The Condensed Consolidated Balance Sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2009	2008

REVENUES	$ 7,542	$ 9,783
Cost and expenses:
Manufacturing cost of sales	5,892	7,154
Engineering, selling and administrative	2,554	3,085
OPERATING LOSS	(904)	(456)
Other income (expense):
Interest expense, net	(89)	(63)
Other income (expense)	9	(22)
Total Other Income (Expense)	(80)	(85)
LOSS BEFORE INCOME TAXES	(984)	(541)
Benefit (Provision) for income taxes	30	(49)

NET LOSS	$ (954)	$ (590)

Weighted average shares outstanding, basic and diluted.	2,183,236	2,167,563

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.44)	$ (0.27)

See accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — UNAUDITED

(In thousands, except share amounts)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at January 1, 2009	2,183,236	$ 22	$ 20,728	$ (9,369)	$ (235)	$ (101)	$ 11,045
Comprehensive loss:
Net loss for period	--	--	--	(954)	--	--	(954)
Other comprehensive income	--	--	--	--	18	--	18
Comprehensive loss							(936)
Stock based compensation	--	--	20	--	--	--	20
Issuance of treasury shares for vested restricted stock	5,274		(101)			101
Issuance of new shares for vested restricted stock	5,838	--	--	--	--	--	--
Balance at March 31, 2009	2,194,348	$ 22	$ 20,647	$ (10,323)	$ (217)	$ --	$ 10,129

See accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

(In thousands)

	Three Months Ended March 31,
	2009	2008

OPERATING ACTIVITIES
Net loss	$ (954)	$ (590)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	257	255
Stock based compensation	20	33
Amortization of finite-lived intangible assets	15	15
Changes in operating assets and liabilities:
Accounts receivable	2,350	237
Inventories	(113)	(79)
Accounts payable and accrued liabilities	107	(23)
Other assets/liabilities	39	(25)
Net cash provided by (used in) operating activities	1,721	(177)

INVESTING ACTIVITIES
Capital expenditures	(116)	(35)
Net cash used in investing activities	(116)	(35)

FINANCING ACTIVITIES
Net (repayments) borrowings on note payable to bank	(1,366)	586
Repayments of long-term debt	(83)	(97)
Net cash (used in) provided by financing activities	(1,449)	489

Increase in cash and cash equivalents	156	277
Cash and cash equivalents at beginning of period	5,325	5,233
Cash and cash equivalents at end of period	$ 5,481	$ 5,510

Supplemental Disclosure:
Cash paid for interest	$ 93	$ 98
Cash paid for income taxes	$ --	$ --
Noncash Financing Transactions:
Issuance of treasury shares for vested restricted stock	$ 101	$ 86

See accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.

Subsidiaries of the Registrant

As of March 31, 2009, the subsidiaries of The LGL Group, Inc. (the “Company”) are as follows:

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

B.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Reclassifications

Certain prior year amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current year presentation.  We have reclassified $144,000 from liabilities of discontinued operations to other accrued expenses.

C.

Investment

At December 31, 2008, the Company determined that a decline in fair value of a marketable security held was judged to be other than temporary and recorded an impairment charge of $54,000 included in other income (expense) during the three months ended December 31, 2008 to adjust the cost basis down to the fair value at December 31, 2008.

The following is a summary of a marketable security (investment) held by the Company:

	Cost	Gross Unrealized Gain	Fair Value
(in thousands)
March 31, 2009	$ 14	$ 2	$ 16

December 31, 2008	$ 14	$ --	$ 14

At March 31, 2009 and December 31, 2008, the Company has no margin liability against its investment.

D.

Inventories

Inventories are stated at the lower of cost or market value.  At MtronPTI, inventories are valued using the first-in first-out (“FIFO”) method for 69.2% and 66.4% of the inventories, as of March 31, 2009 and December 31, 2008, respectively, and the remaining 30.8% and 33.6% as of March 31, 2009 and December 31, 2008, respectively, are valued using last-in first-out (“LIFO”).  The Company reduces the value of its inventories to market value when the market value is believed to be less than the cost of the item.

	March 31, 2009	December 31, 2008
	(in thousands)
Raw materials	$ 2,524	$ 2,576
Work in process	1,514	1,440
Finished goods	1,196	1,105
Total Inventories	$ 5,234	$ 5,121

Current cost exceeded the LIFO value of inventories by $233,000 and $287,000 at March 31, 2009 and December 31, 2008, respectively.

E.

Note Payable to Banks and Long-Term Debt

	March 31, 2009	December 31, 2008
Note Payable:	(in thousands)
MtronPTI revolving loan (First National Bank of Omaha (“FNBO”)) at 30-day LIBOR plus 2.1%, not to go below 4.00% (4.00% at March 31, 2009), due June 2009	$ 1,383	$ 2,749

Long-Term Debt:
MtronPTI term loan (RBC Centura Bank (“RBC”)) due October 2010. The note bears interest at LIBOR Base Rate plus 2.75%. Interest rate swap converts loan to a fixed rate, at 7.51% at March 31, 2009	$ 2,797	$ 2,817
MtronPTI term loan (FNBO) at 30-day LIBOR plus 2.1%. Interest rate swap converts loan to a fixed rate, at 5.60% at March 31, 2009, due January 2013	1,144	1,187
Rice University Promissory Note at a fixed interest rate of 4.5%, due August 2009	33	53
	3,974	4,057
Current maturities	382	397
Long -Term Debt	$ 3,592	$ 3,660

On October 14, 2004, MtronPTI entered into a loan agreement with FNBO (the “FNBO Loan Agreement”).  The FNBO Loan Agreement provides for a short-term credit facility of up to $5,500,000 (the “FNBO Revolving Loan”).  The provisions of the FNBO Revolving Loan were subsequently amended, most recently on June 30, 2008.  The principal balance of the FNBO Revolving Loan currently bears interest at 30-day LIBOR plus 2.1% (not to go below 4.00%), with interest only payments due monthly and the final payment of principal and interest due on June 30, 2009.  At March 31, 2009, the amount outstanding under the revolving credit loan was $1,383,000.  The Company had $4,117,000 of unused borrowing capacity under its revolving line of credit at March 31, 2009, compared to $2,751,000 at December 31, 2008.

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

The FNBO Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, financial covenants that MtronPTI maintain: (i) tangible net worth of not less than $7.0 million, (ii) a ratio of current assets to current liabilities of not less than 1.5 to 1.0; (iii) a ratio of total liabilities to tangible net worth of not greater than 2.75 to 1.0; and (iv) a fixed charge coverage ratio of not less than 1.2 to 1.0.

At March 31, 2009, the Company’s subsidiary MtronPTI was not in compliance with the tangible net worth covenant ($6.9 million in tangible net worth vs. the minimum requirement of $7.0 million) and the fixed charge coverage ratio covenant (0.52 to 1.0 fixed charge ratio vs. the minimum requirement of 1.2 to 1.0).  FNBO has agreed to waive non-compliance with those covenants for the quarter ended March 31, 2009, provided that (i) the Company making a cash infusion to MtronPTI for the repayment of $1.0 million of the amount outstanding under the FNBO Revolving Loan and (ii) a freeze on all payments from MtronPTI to the Company (including, but not limited to, interest payments and management fees) until MtronPTI is in full compliance with those covenants.  FNBO also agreed to amend the FNBO Loan Agreement to (i) allow the $1.0 million cash infusion to be included in the numerator of the fixed charge coverage ratio for future calculations and (ii) provide that if MtronPTI is not in compliance with the covenants at the subsequent quarterly testing dates, MtronPTI will have 45 days from the end of such quarter to cure the default. The Company expects to finalize the amendments with FNBO shortly. The Company expects that, with these amendments and based on its current covenant compliance projections, MtronPTI will be in compliance with the FNBO Loan Agreement covenants at each quarterly testing date through March 31, 2010.

All outstanding obligations under the FNBO Loan Agreement are guaranteed by the Company.

In connection with the FNBO Term Loan, MtronPTI entered into a separate interest rate swap agreement with FNBO from which it receives periodic payments at the LIBOR Base Rate and makes periodic payments at a fixed rate of 5.60% through the term of the FNBO Term Loan.  The Company has designated this swap as a cash flow hedge in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  The fair value of the interest rate swap at March 31, 2009 is ($50,000) net of any tax effect, and is included in “other accrued expenses” on the condensed consolidated balance sheets.  The change in fair value is reflected in accumulated other comprehensive loss, net of any tax effect.

On September 30, 2005, MtronPTI entered into a loan agreement (the “RBC Loan Agreement”) with RBC, which provides for a loan in the original principal amount of $3,040,000 (the “RBC Term Loan”).  The RBC Term Loan bears interest at LIBOR Base Rate plus 2.75% and is being repaid in monthly installments based on a 20 year amortization, with the then remaining principal balance and interest due on the fifth anniversary of the RBC Loan Agreement.  The RBC Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, financial covenants that MtronPTI maintain: (i) a ratio of total liabilities to tangible net worth of not greater than 4.0 to 1.0; (ii) tangible net worth of at least $4.2 million; and (iii) a fixed charge coverage ratio of not less than 1.2 to 1.0.

At March 31, 2009, the Company’s subsidiary MtronPTI was not in compliance with the fixed charge coverage ratio covenant (0.52 to 1.0 fixed charge coverage ratio vs. the minimum requirement of 1.2 to 1.0).  RBC has agreed to waive non-compliance with that covenant for the quarter ended March 31, 2009, contingent upon (i) the repayment by the Company on behalf of MtronPTI of $400,000 of the amount outstanding under the RBC Term Loan on or before May 31, 2009, (ii) a freeze on all payments from MtronPTI to the Company (including, but not limited to, interest payments and management fees) until MtronPTI is in full compliance with that covenant and (iii)  RBC’s receipt of an updated appraisal of certain of MtronPTI’s property securing obligations under the RBC Loan Agreement, which appraisal may necessitate an additional repayment under the RBC Term Loan in order to maintain a loan-to-value ratio acceptable to RBC.  RBC also agreed to amend the RBC Loan Agreement to (i) allow the $1,000,000 cash infusion to MtronPTI for the partial repayment under the FNBO Revolving Loan to be included in the numerator of the fixed charge coverage ratio for calculations on each quarterly testing date through March 31, 2010, (ii) increase the amount required under the tangible net worth covenant from $4.2 million to $7.0 million (in line with the tangible net worth covenant under the FNBO Loan Agreement) and (iii) provide that if MtronPTI is not in compliance with the covenants at any quarterly testing date through March 31, 2010, MtronPTI will have 45 days from the end of such quarter to cure the default.  The Company expects to finalize the amendments with RBC shortly.  The Company expects that, with these amendments and based on its current covenant compliance projections, MtronPTI will be in compliance with the RBC Loan Agreement covenants at each quarterly testing date through March 31, 2010.

All outstanding obligations under the RBC Loan Agreement are collateralized by security interests in the assets of MtronPTI and guaranteed by the Company.

In connection with the RBC Term Loan, MtronPTI entered into a five-year interest rate swap from which it receives periodic payments at the LIBOR Base Rate and makes periodic payments at a fixed rate of 7.51% with monthly settlement and rate reset dates.  The Company has designated this swap as a cash flow hedge in accordance with SFAS 133.  The fair value of the interest rate swap at March 31, 2009 is ($169,000) net of any tax effect, and is included in “other accrued expenses” on the condensed consolidated balance sheets.  The change in fair value is reflected in accumulated other comprehensive loss, net of any tax effect.

F.

Stock Based Compensation

On December 17, 2008, the Board of Directors granted restricted shares to eight of its members at 5,555 shares each.  No expense was recognized in 2008 for this grant. All of these shares vest ratably during 2009 at the end of each respective quarter.  Total stock compensation related expense for all outstanding grants for the three-month period ended March 31, 2009 was $20,000. The unrecognized compensation expense of $60,000 will be recognized over the next nine months.

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

The following securities have been excluded from the diluted loss per share computation because the impact of the assumed exercise of stock options and unvested restricted stock would have been anti-dilutive because the Company has reported net losses:

	Three Months Ended March 31,
	2009	2008
Options to purchase common stock	200,000	200,000
Unvested restricted stock	33,328	12,264
Totals	233,328	212,264

H.

Other Comprehensive Loss

Other comprehensive loss includes the changes in fair value of investments classified as available-for-sale and the changes in fair values of derivative instruments designated as cash flow hedges.

For the three months ended March 31, 2009, total comprehensive loss was ($936,000), comprised of net loss of ($954,000) and change in accumulated other comprehensive loss of ($18,000), compared to total comprehensive loss of ($700,000) in the three months ended March 31, 2008, which was comprised of net loss of ($590,000) and change in accumulated other comprehensive loss of ($110,000).

The change in accumulated other comprehensive loss, net of related taxes, for the three-month periods ended March 31, 2009 and 2008, are as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Balance beginning of period	$ (235)	$ (101)
Deferred gain (loss) on swap liability on hedge contracts	16	(101)
Unrealized gain (loss) on available-for-sale securities	2	(9)
Balance end of period	$ (217)	$ (211)

The components of accumulated other comprehensive loss, net of related taxes at March 31, 2009 and December 31, 2008, are as follows:

	March 31, 2009	December 31, 2008
(in thousands)
Deferred loss on swap liability on hedge contracts	$ (219)	$ (235)
Unrealized gain on available-for-sale securities	2	--
Accumulated other comprehensive loss	$ (217)	$ (235)

I.

Fair Value Measurements

The Company measures financial assets and liabilities at fair value in accordance with SFAS No. 157, “Fair Value Measurements.”  These measurements involve various valuation techniques and assume that the transactions would occur between market participants in the most advantageous market for the Company.  The following is a summary of valuation techniques utilized by the Company for its significant financial assets and liabilities:

Assets

To estimate the market value of its marketable securities, the Company obtains current market pricing from quoted market sources or uses pricing for identical securities. Assets measured at fair value on a recurring basis are summarized below.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	March 31, 2009
(in thousands)
Marketable security	$ 16	$ --	$ --	$ 16

Liabilities

To estimate the fair value of the swap liability on hedge contracts as of the measurement date, the Company obtains inputs other than quoted prices that are observable for the liability. Liabilities measured at fair value on a recurring basis are summarized below.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	March 31, 2009
(in thousands)
Swap liability on hedge contracts	$ --	$ 219	$ --	$ 219

J.

Foreign Sales

For the three months ended March 31, 2009 and 2008, foreign revenues to specific countries were as follows:

	Three Months Ended March 31,
Foreign Revenues:	2009	2008
	(in thousands)
Malaysia	$ 896	$ 1,587
China	790	1,106
Singapore	605	367
Mexico	355	430
Thailand	238	423
Canada	91	518
All other foreign countries	723	950
Total foreign revenues	$ 3,698	$ 5,381

K.

Commitments and Contingencies

In the normal course of business, the Company and its subsidiaries may become defendants in certain product liability, worker claims and other litigation.  The Company and its subsidiaries have no litigation pending at this time.

L.

Income Taxes

The Company files a consolidated federal income tax returns, which includes all U.S. subsidiaries.  The Company had a total net operating loss (“NOL”) carry-forward of $7,366,000 as of December 31, 2008.  This NOL expires through 2028 if not utilized prior to that date.  The Company had research and development credit carry-forwards of approximately $890,000 at December 31, 2008 that can be used to reduce future income tax liabilities and expire principally between 2020 and 2028.  In addition, the Company has foreign tax credit carry-forwards of approximately $230,000 at December 31, 2008 that are available to reduce future U.S. income tax liabilities subject to certain limitations.  These foreign tax credit carry-forwards expire at various times through 2018.

The Company provided a benefit of $30,000 and a provision of $49,000 for foreign income taxes, respectively, in the three months ended March 31, 2009 and 2008 and $0 for state taxes in each of those periods.

Due to the uncertainty surrounding the realization of the favorable U.S. tax attributes in future tax returns, we continue to record a full valuation allowance against our otherwise recognizable U.S. net deferred tax assets as of March 31, 2009 and December 31, 2008, except for the Company’s $111,000 in AMT deferred tax assets which do not expire.

M.

Related Party Transactions

At March 31, 2009, the Company had $5,481,000 of cash and cash equivalents.  Of this amount, $3,026,000 is invested in United States Treasury money market funds for which affiliates of the Company serve as the investment manager to the respective fund, compared with $3,123,000 of $5,325,000 at December 31, 2008.

N.

New Accounting Pronouncements

On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP No. FAS 157-4 amends SFAS No. 157 and provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset and liability have significantly decreased, as well as provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP No. FAS 157-4 is not expected to have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

In February 2009, the FASB issued FASB Staff Position No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”). This standard requires an asset or liability arising from a contingency in a business combination to be recognized at fair value if fair value can be reasonably determined. If it cannot be reasonably determined, then the asset or liability will need to be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of the Loss.” FSP 141(R)-1 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP 141(R)-1 is prospective and will impact the financial position and results of operations for acquisitions recorded after the date of adoption.

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

Results of Operations

Three months ended March 31, 2009 compared to three months ended March 31, 2008

Consolidated Revenues and Gross Margin

Consolidated revenues decreased by $2,241,000, or 22.9%, to $7,542,000 for the first quarter 2009 from $9,783,000 for the comparable period in 2008.  The decrease is due primarily to a general economic slowdown and a corresponding decrease in demand for the electronic components in which our products are used.  This has resulted in a decrease in foreign sales of $1,683,000 and a decrease in domestic sales of $558,000 over the comparable period in 2008. Under the leadership of its new Chief Operating Officer, the Company has recently increased its efforts to grow revenue in additional segments of the timing and frequency equipment market, such as alternative energy management, high-end server/SANs, energy exploration, military personnel protection and homeland security. The Company is expecting to partially weather the recessionary impact on its current customers and revenue base with additional revenues from growth in other industries.

Consolidated gross margin as a percentage of revenues for the first quarter 2009 decreased to 21.9% from 26.9% for the comparable period in 2008.  This drop in gross margin is partially attributed to the overall slowdown in revenue combined with a minimum fixed cost infrastructure required to run the business at a reduced revenue volume. The Company has also undertaken a comprehensive resizing of its operations to realign its cost structure. This resizing program is expected to result in approximately $3 million of annualized cost savings, once fully implemented, which will partially offset the anticipated reduced revenue levels in all its domestic and foreign markets. At the same time, the resizing has resulted in near term cost increases to realign the manufacturing processes. This resizing is expected to improve the Company’s gross margins beginning in fiscal 2010 despite a reduced level of revenues.

Operating Loss

Operating loss of $904,000 for the first quarter 2009 is an increased loss of $448,000 from the $456,000 operating loss for the comparable period in 2008.  This increase in operating loss can be primarily attributed to a 5.0% reduction in gross margin.  The increase in operating loss was partially offset by a decrease in engineering, selling and administrative expenses of $531,000 in the first quarter of 2009 compared to the same period in 2008. The reduction in engineering, selling and administrative expenses was primarily driven by a decrease in head count, a decrease in professional fees, and a decrease in the cost of continuing to comply with the Sarbanes-Oxley Act of 2002.  The Company expects its new sales focus combined with its resizing efforts to result in better operating performance in future quarters.

Other Income (Expenses)

Net interest expense for the first quarter 2009 was $89,000, compared with $63,000 for the comparable period in 2008.  The increase in interest expense was primarily due to an increase in the outstanding borrowings under the revolving credit facility during the first quarter of 2009 compared to the comparable period in 2008.  In the first quarter of 2009, the Company recognized $9,000 in other income, compared with other expense of $22,000 for the comparable period in 2008. The difference is primarily related to the remeasurement income (expense) the Company has recognized due to the changing exchange rates associated with one of the Company’s foreign subsidiaries.

Income Taxes

The Company files a consolidated federal income tax return, which includes all subsidiaries.  The income tax benefit for the three-month period ended March 31, 2009 included foreign taxes.  The provision gives effect to our estimated tax liability at the end of the year.

Due to the uncertainty surrounding the realization of favorable U.S. tax attributes in future tax returns, we continue to record a full valuation allowance against our otherwise recognizable U.S. net deferred tax assets as of March 31, 2009 and December 31, 2008, except for the Company’s $111,000 in AMT deferred tax assets, which do not expire.

Net Loss

Net loss for the first quarter 2009 was $954,000 compared to net loss of $590,000 for the comparable period in 2008.  This increase in net loss can be primarily attributed to a 5.0% reduction in gross margin.  The increase in net loss was partially offset by a decrease in engineering, selling and administrative expenses of $531,000 in the first quarter of 2009 compared to the same period in 2008.  The reduction in engineering, selling and administrative expenses was primarily driven by a decrease in head count, a decrease in professional fees, and a decrease in the cost of continuing to comply with the Sarbanes-Oxley Act of 2002.  The Company expects its new revenues focus combined with its resizing efforts to result in improved operating results in future quarters.

Liquidity and Capital Resources

The Company’s cash and cash equivalents and the investment in marketable security at March 31, 2009 was $5,497,000 as compared to $5,339,000 at December 31, 2008. MtronPTI had unused borrowing capacity of $4,117,000 under MtronPTI’s revolving line of credit at March 31, 2009, as compared to $2,751,000 at December 31, 2008. At March 31, 2009, MtronPTI had $1,383,000 outstanding under its revolving loan, compared with $2,749,000 at December 31, 2008.

At March 31, 2009, the Company’s net working capital was $8,858,000 as compared to $9,683,000 at December 31, 2008. At March 31, 2009, the Company had current assets of $15,227,000 and current liabilities of $6,369,000. The ratio of current assets to current liabilities was 2.39 to 1.00 at March 31, 2009, compared to 2.26 to 1.00 at December 31, 2008. The decrease in net working capital is primarily due to the decrease in the Company’s accounts receivable balance and a decrease in the outstanding balance under the revolving credit facility.

Cash provided by operating activities was $1,721,000 for the three months ended March 31, 2009, compared to cash used in operating activities from operations of $177,000 for the three months ended March 31, 2008. The increase in cash provided by operating activities is due to the net decrease in the accounts receivable balance representing a net change in the outstanding accounts receivable balance for the three months ended March 31, 2009 from the collection of accounts receivable of $2,350,000, compared to a net collection of accounts receivable of $237,000 during the comparable period in 2008.

Cash used in investing activities from operations was $116,000 for the three months ended March 31, 2009, compared to $35,000 for the three months ended March 31, 2008, as the Company continues to invest in new equipment.

Cash used in financing activities from operations was $1,449,000 for the three months ended March 31, 2009, compared with cash provided by financing activities of $489,000 for the three months ended March 31, 2008.  The increase in cash used in financing activities is due primarily to an increase in net repayments on the Company’s note payable for the three months ended March 31, 2009 of $1,366,000 compared to a net borrowing of $586,000 during the comparable period in 2008.

At March 31, 2009, total liabilities of $9,961,000 was $1,359,000 less than the total liabilities at December 31, 2008 of $11,320,000. The debt decreased due to the decrease in MtronPTI’s borrowing on its revolving loan, which was in addition to a decrease in term loans outstanding due to scheduled repayments.  At March 31, 2009, the Company had $382,000 in current maturities of long-term debt compared with $397,000 at December 31, 2008.  The decrease in consolidated current maturities of long-term debt was in addition to an increase in cash and cash equivalents of $156,000.

The Company believes that existing cash and cash equivalents, cash generated from operations and available borrowings on its revolver, will be sufficient to meet its ongoing working capital and capital expenditure requirements for the next twelve months.

Our credit facilities include a revolving credit facility that currently terminates on June 30, 2009 and a term loan with an October 1, 2010 maturity date.  At May 19, 2009, there was $1,902,000 of indebtedness outstanding under the revolving credit facility and $2,790,000 principal amount of indebtedness under the term loan.  We will need to renew or replace such credit facilities as they expire or if they otherwise become unavailable, and we may require additional financing in order to fund our operations.  We may be unable to renew our existing credit facilities, find replacement facilities, or obtain additional financing on acceptable terms, or at all, which may result in delays in payments to our vendors and in our ordinary measures to repair, replace or improve upon existing infrastructure, and may cause our customers to lose confidence in our ability to supply high-quality products in a timely manner.

On October 14, 2004, MtronPTI, entered into the FNBO Loan Agreement.  The FNBO Loan Agreement provides for a short-term credit facility of up to $5,500,000, the FNBO Revolving Loan.  The provisions of the FNBO Revolving Loan were subsequently amended, most recently on June 30, 2008.  The principal balance of the FNBO Revolving Loan currently bears interest at 30-day LIBOR plus 2.1% (not to go below 4.00%), with interest only payments due monthly and the final payment of principal and interest due on June 30, 2009.  At March 31, 2009, the amount outstanding under the revolving credit loan was $1,383,000.  The Company had $4,117,000 of unused borrowing capacity under its revolving line of credit at March 31, 2009, compared to $2,751,000 at December 31, 2008.

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

The FNBO Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, financial covenants that MtronPTI maintain: (i) tangible net worth of not less than $7.0 million, (ii) a ratio of current assets to current liabilities of not less than 1.5 to 1.0; (iii) a ratio of total liabilities to tangible net worth of not greater than 2.75 to 1.0; and (iv) a fixed charge coverage ratio of not less than 1.2 to 1.0.

At March 31, 2009, the Company’s subsidiary MtronPTI was not in compliance with the tangible net worth covenant ($6.9 million in tangible net worth vs. the minimum requirement of $7.0 million) and the fixed charge coverage ratio covenant (0.52 to 1.0 fixed charge ratio vs. the minimum requirement of 1.2 to 1.0).  FNBO has agreed to waive non-compliance with those covenants for the quarter ended March 31, 2009, provided that (i) the Company making a cash infusion to MtronPTI for the repayment of $1.0 million of the amount outstanding under the FNBO Revolving Loan and (ii) a freeze on all payments from MtronPTI to the Company (including, but not limited to, interest payments and management fees) until MtronPTI is in full compliance with those covenants. FNBO also agreed to amend the FNBO Loan Agreement to (i) allow the $1.0 million cash infusion to be included in the numerator of the fixed charge coverage ratio for future calculations and (ii) provide that if MtronPTI is not in compliance with the covenants at the subsequent quarterly testing dates, MtronPTI will have 45 days from the end of such quarter to cure the default. The Company expects to finalize the amendments with FNBO shortly.  The Company expects that, with these amendments and based on its current covenant compliance projections, MtronPTI will be in compliance with the FNBO Loan Agreement covenants at each quarterly testing date through March 31, 2010.

All outstanding obligations under the FNBO Loan Agreement are guaranteed by the Company.

In connection with the FNBO Term Loan, MtronPTI entered into a separate interest rate swap agreement with FNBO from which it receives periodic payments at the LIBOR Base Rate and makes periodic payments at a fixed rate of 5.60% through the term of the FNBO Term Loan. The Company has designated this swap as a cash flow hedge in accordance with SFAS 133.  The fair value of the interest rate swap at March 31, 2009 is ($50,000) net of any tax effect, and is included in “other accrued expenses” on the condensed consolidated balance sheets.  The change in fair value is reflected in accumulated other comprehensive loss, net of any tax effect.

On September 30, 2005, MtronPTI entered into a loan agreement (the “RBC Loan Agreement”) with RBC, which provides for a loan in the original principal amount of $3,040,000 (the “RBC Term Loan”).  The RBC Term Loan bears interest at LIBOR Base Rate plus 2.75% and is being repaid in monthly installments based on a 20 year amortization, with the then remaining principal balance and interest due on the fifth anniversary of the RBC Loan Agreement. The RBC Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, financial covenants that MtronPTI maintain: (i) a ratio of total liabilities to tangible net worth of not greater than 4.0 to 1.0; (ii) tangible net worth of at least $4.2 million; and (iii) a fixed charge coverage ratio of not less than 1.2 to 1.0.

At March 31, 2009, the Company’s subsidiary MtronPTI was not in compliance with the fixed charge coverage ratio covenant (0.52 to 1.0 fixed charge coverage ratio vs. the minimum requirement of 1.2 to 1.0).  RBC has agreed to waive non-compliance with that covenant for the quarter ended March 31, 2009, contingent upon (i) the repayment by the Company on behalf of MtronPTI of $400,000 of the amount outstanding under the RBC Term Loan on or before May 31, 2009, (ii) a freeze on all payments from MtronPTI to the Company (including, but not limited to, interest payments and management fees) until MtronPTI is in full compliance with that covenant and (iii)  RBC’s receipt of an updated appraisal of certain of MtronPTI’s property securing obligations under the RBC Loan Agreement, which appraisal may necessitate an additional repayment under the RBC Term Loan in order to maintain a loan-to-value ratio acceptable to RBC. RBC also agreed to amend the RBC Loan Agreement to (i) allow the $1,000,000 cash infusion to MtronPTI for the partial repayment under the FNBO Revolving Loan to be included in the numerator of the fixed charge coverage ratio for calculations on each quarterly testing date through March 31, 2010, (ii) increase the amount required under the tangible net worth covenant from $4.2 million to $7.0 million (in line with the tangible net worth covenant under the FNBO Loan Agreement) and (iii) provide that if MtronPTI is not in compliance with the covenants at any quarterly testing date through March 31, 2010, MtronPTI will have 45 days from the end of such quarter to cure the default. The Company expects to finalize the amendments with RBC shortly. The Company expects that, with these amendments and based on its current covenant compliance projections, MtronPTI will be in compliance with the RBC Loan Agreement covenants at each quarterly testing date through March 31, 2010.

All outstanding obligations under the RBC Loan Agreement are collateralized by security interests in the assets of MtronPTI and guaranteed by the Company.

In connection with the RBC Term Loan, MtronPTI entered into a five-year interest rate swap from which it receives periodic payments at the LIBOR Base Rate and makes periodic payments at a fixed rate of 7.51% with monthly settlement and rate reset dates.  The Company has designated this swap as a cash flow hedge in accordance with SFAS 133.  The fair value of the interest rate swap at March 31, 2009 is ($169,000) net of any tax effect, and is included in “other accrued expenses” on the condensed consolidated balance sheets.  The change in fair value is reflected in accumulated other comprehensive loss, net of any tax effect.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.

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

Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective at March 31, 2009.  The Company did not maintain effective internal control over financial reporting related to information technology applications and infrastructure.  Specifically, the Company lacked effective controls in the following areas:

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

Management’s Plans for Remediation of Remaining Material Weakness

Management has made significant progress in the implementation of a remediation plan to address the material weaknesses identified as of December 31, 2007.  The Company implemented controls and procedures that addressed and corrected the previously reported control deficiencies related to material weaknesses in internal control over financial reporting with respect to inadequate entity-level controls, enterprise-wide risk oversight, financial statement close and reporting process and inventory controls.  The primary changes made by the Company were (i) hiring a new Chief Financial Officer and a new Corporate Controller with accounting, internal control and financial reporting expertise, (ii) engaging external consultants to assist in reviewing and assessing our internal controls with regards to their effectiveness with the intent of improving the design and operating effectiveness of the controls and processes in place, (iii) improving the documentation of implemented controls and procedures and their respective reviews and approvals, and (iv) regularly identifying and communicating in a timely manner to the responsible personnel across the Company changes to its compliance program and actively following up on their appropriate implementation.

Since March 31, 2009, the Company has continued to implement process changes to address the remaining material weakness described above.  Among other things, the Company has upgraded its servers and other hardware, upgraded its software systems to minimize exposure to unauthorized code changes, and upgraded software regarding security access and protection.

As of May 12, 2009, the Company has implemented controls and procedures that management believes are sufficient to remediate the remaining material weaknesses identified above.  Additionally, the Company is planning to develop and implement a new enterprise resource planning (“ERP”) system solution to further improve its information technology internal controls.  The new ERP system will assist management in accumulating, extracting and analyzing data in a more timely and cost-effective manner in making operating decisions.

Changes in Internal Control Over Financial Reporting

Other than the change described above, there were no changes in the Company’s internal controls or in other factors that could significantly affect these controls, during the Company’s first quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings.

None

Item 1A.

Risk Factors.

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

We will need to renew or replace our existing credit facilities and may need to raise additional capital in order to fund our operations, which may be especially difficult in the current economic environment.

Our credit facilities include a revolving credit facility that currently terminates on June 30, 2009 and a term loan with an October 1, 2010 maturity date.  At May 19, 2009, there was $1,902,000 of indebtedness outstanding under the revolving credit facility and $2,790,000 principal amount of indebtedness under the term loan.  We will need to renew or replace such credit facilities as they expire or if they otherwise become unavailable, and we may require additional financing in order to fund our operations.  We may be unable to renew our existing credit facilities, find replacement facilities, or obtain additional financing on acceptable terms, or at all, which may result in delays in payments to our vendors and in our ordinary measures to repair, replace or improve upon existing infrastructure, and may cause our customers to lose confidence in our ability to supply high-quality products in a timely manner.

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

We will need to obtain additional waivers under and/or amend the terms of certain of our existing credit facilities in order to permit continuing compliance with the terms of such credit facilities.

As of March 31, 2009, MtronPTI was not in compliance with certain financial covenants under the FNBO Loan Agreement and the RBC Loan Agreement.  We have received waivers from FNBO and RBC with respect to such financial covenants through June 30, 2009.  We will need to obtain additional waivers under and/or enter into amendments to the FNBO Loan Agreement and the RBC Loan Agreement in order to permit continuing compliance with the terms of such agreements.

We found material weaknesses in our internal control over financial reporting and concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of December 31, 2008 and March 31, 2009.

As disclosed in Part II, Item 9A(T), “Controls and Procedures,” of our Annual Report on Form 10-K for the year ended December 31, 2008, and updated herein in Part I, Item 4, “Controls and Procedures,” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of December 31, 2008 and not effective as of March 31, 2009.  Our failure to successfully implement our plans to remediate the material weaknesses discovered could cause us to fail to meet our reporting obligations, to produce timely and reliable financial information, and to effectively prevent fraud.  Additionally, such failures could cause investors to lose confidence in our reported financial information, which could have a negative impact on our financial condition and stock price.

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

THE LGL GROUP, INC.

Date: May 20, 2009	BY:	/s/ Robert Zylstra
Robert Zylstra
President and Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2009	BY:	/s/ Harold D. Castle
Harold D. Castle
Chief Financial Officer (Principal Financial Officer)