Form 10-Q
period 2009-06-30
LGL GROUP INC
filed 2009-08-20
CIK 61004

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 17, 2009
Common Stock, $0.01 par value	2,205,460

INDEX

THE LGL GROUP, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets:	1

	– June 30, 2009

	– December 31, 2008

	Condensed Consolidated Statements of Operations:	3

	– Three months ended June 30, 2009 and 2008

	– Six months ended June 30, 2009 and 2008

	Condensed Consolidated Statement of Stockholders’ Equity:	4

	– Six months ended June 30, 2009

	Condensed Consolidated Statements of Cash Flows:	5

	– Six months ended June 30, 2009 and 2008

	Notes to Condensed Consolidated Financial Statements:	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	21

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements.

THE LGL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

(In thousands, except share and per share amounts)

	June 30, 2009	December 31, 2008 (A)
ASSETS
Current Assets:
Cash and cash equivalents	$ 4,354	$ 5,325
Investment - marketable security	20	14
Accounts receivable, less allowances of $145 and $158, respectively	3,921	6,483
Inventories	4,661	5,121
Prepaid expenses and other current assets	150	400
Total Current Assets	13,106	17,343
Property, Plant and Equipment:
Land	693	693
Buildings and improvements	5,048	5,048
Machinery and equipment	13,135	12,901
Gross Property, Plant and Equipment	18,876	18,642
Less: Accumulated Depreciation	(14,676)	(14,129)
Net Property, Plant and Equipment	4,200	4,513
Deferred Income Taxes	111	111
Other Assets	362	398
Total Assets	$ 17,779	$ 22,365

THE LGL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED, continued

(In thousands, except share and per share amounts)

	June 30, 2009	December 31, 2008 (A)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Note payable to bank	$ 1,308	$ 2,749
Accounts payable	1,553	2,093
Accrued expenses	2,197	2,421
Current maturities of long-term debt	368	397
Total Current Liabilities	5,426	7,660
Long-term debt	3,102	3,660
Total Liabilities	8,528	11,320

Stockholders’ Equity:
Common stock, $0.01 par value - 10,000,000 shares authorized; 2,205,460 and 2,188,510 shares issued at June 30, 2009, and December 31, 2008, respectively; 2,205,460 and 2,183,236 shares outstanding, respectively	22	22
Additional paid-in capital	20,667	20,728
Accumulated deficit	(11,262)	(9,369)
Accumulated other comprehensive loss	(176)	(235)
Treasury stock, at cost, of 0 and 5,274 shares at June 30, 2009, and December 31, 2008, respectively	-	(101)
Total Stockholders’ Equity	9,251	11,045
Total Liabilities and Stockholders’ Equity	$ 17,779	$ 22,365

(A)

The Condensed Consolidated Balance Sheet at December 31, 2008, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

REVENUES	$ 7,236	$ 10,150	$ 14,778	$ 19,933
Cost and expenses:
Manufacturing cost of sales	5,800	7,544	11,692	14,698
Engineering, selling and administrative	2,332	3,000	4,886	6,085
OPERATING LOSS	(896)	(394)	(1,800)	(850)
Other income (expense):
Interest expense, net	(89)	(66)	(178)	(129)
Other income (expense)	34	(56)	43	(78)
Total Other Income (Expense)	(55)	(122)	(135)	(207)
LOSS BEFORE INCOME TAXES	(951)	(516)	(1,935)	(1,057)
Benefit (Provision) for income taxes	12	(57)	42	(106)

NET LOSS	$ (939)	$ (573)	$ (1,893)	$ (1,163)

Weighted average shares outstanding.	2,183,236	2,172,052	2,188,823	2,169,820

NET LOSS PER SHARE	$ (0.43)	$ (0.26)	$ (0.86)	$ (0.54)

See accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — UNAUDITED

(In thousands, except share amounts)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at January 1, 2009	2,183,236	$ 22	$ 20,728	$ (9,369)	$ (235)	$ (101)	$ 11,045
Comprehensive loss:
Net loss for period	--	--	--	(1,893)	--	--	(1,893)
Other comprehensive income	--	--	--	--	59	--	59
Comprehensive loss							(1,834)

Stock based compensation	--	--	40	--	--	--	40
Issuance of treasury shares for vested restricted stock	5,274	--	(101)	--	--	101	--
Issuance of new shares for vested restricted stock	16,950	--	--	--	--	--	--
Balance at June 30, 2009	2,205,460	$ 22	$ 20,667	$ (11,262)	$ (176)	$ --	$ 9,251

See accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

(In thousands)

	Six Months Ended June 30,
	2009	2008

OPERATING ACTIVITIES
Net loss	$(1,893)	$ (1,163)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	547	516
Stock based compensation	40	66
Amortization of finite-lived intangible assets	30	30
Changes in operating assets and liabilities:
Accounts receivable	2,562	356
Inventories	460	(281)
Accounts payable and accrued liabilities	(658)	(80)
Other assets/liabilities	203	198
Net cash provided by (used in) operating activities	1,291	(358)

INVESTING ACTIVITIES
Capital expenditures	(234)	(89)
Net cash used in investing activities	(234)	(89)

FINANCING ACTIVITIES
Net (repayments) borrowings on note payable to bank	(1,441)	311
Repayments of long-term debt	(587)	(193)
Net cash (used in) provided by financing activities	(2,028)	118

Decrease in cash and cash equivalents	(971)	(329)
Cash and cash equivalents at beginning of period	5,325	5,233
Cash and cash equivalents at end of period	$ 4,354	$ 4,904

Supplemental Disclosure:
Cash paid for interest	$ 178	$ 199
Cash paid for income taxes	$ --	$ 308
Non-cash Financing Transactions:
Issuance of treasury shares for vested restricted stock	$ 101	$ 172

See accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.

Subsidiaries of the Registrant

As of June 30, 2009, the subsidiaries of The LGL Group, Inc. (the “Company”) are as follows:

Owned By LGL
M-tron Industries, Inc.	100.0%
M-tron Industries, Ltd.	100.0%
Piezo Technology, Inc.	100.0%
Piezo Technology India Private Ltd.	99.9%
Lynch Systems, Inc.	100.0%

The Company operates through its principal subsidiary, M-tron Industries, Inc., which includes the operations of M-tron Industries, Ltd. and Piezo Technology, Inc. The combined operations are referred to herein as “MtronPTI.”  MtronPTI has operations in Orlando, Florida, Yankton, South Dakota and Noida, India.  In addition, MtronPTI has a sales office in Hong Kong.

B.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2009, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.

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

Investment

The following is a summary of a marketable security (investment) held by the Company:

	Cost	Gross Unrealized Gain	Fair Value
(in thousands)
June 30, 2009	$ 14	$ 6	$ 20
December 31, 2008	$ 14	$ --	$ 14

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

The Company has also entered into an interest rate swaps in relation to two of its long-term debt agreements for which it has accounted for each of these swaps as a cash flow hedge (see Note D – Notes Payable to Banks and Long-Term Debt).

C.

Inventories

Inventories are stated at the lower of cost or market value.  At MtronPTI, inventories are valued using the first-in first-out (“FIFO”) method for 67.9% and 66.4% of the inventories, as of June 30, 2009 and December 31, 2008, respectively, and the remaining 32.1% and 33.6% as of June 30, 2009 and December 31, 2008, respectively, are valued using last-in first-out (“LIFO”).  The Company reduces the value of its inventories to market value when the market value is believed to be less than the cost of the item.

	June 30, 2009	December 31, 2008
	(in thousands)
Raw materials	$ 2,365	$ 2,576
Work in process	1,509	1,440
Finished goods	787	1,105
Total Inventories	$ 4,661	$ 5,121

Current cost exceeded the LIFO value of inventories by $235,000 and $287,000 at June 30, 2009, and December 31, 2008, respectively.

D.

Notes Payable to Banks and Long-Term Debt

	June 30, 2009	December 31, 2008
Notes Payable:	(in thousands)
MtronPTI revolving loan (First National Bank of Omaha (“FNBO”)) at 30-day LIBOR plus 2.1%, not to go below 4.00% (4.00% at June 30, 2009), due June 2009 (Refer to Note N – Subsequent Events)	$ 1,308	$ 2,749

Long-Term Debt:

MtronPTI term loan (RBC Centura Bank (“RBC”)) due October 2010. The note bears interest at LIBOR Base Rate plus 2.75%. Interest rate swap converts loan to a fixed rate, at 7.51% at June 30, 2009	$ 2,376	$ 2,817
MtronPTI term loan (FNBO) at 30-day LIBOR plus 2.1%. Interest rate swap converts loan to a fixed rate, at 5.60% at June 30, 2009, due January 2013 (Refer to Note N – Subsequent Events)	1,080	1,187
Rice University Promissory Note at a fixed interest rate of 4.5%, due August 2009	14	53
	3,470	4,057
Current maturities	368	397
Long -Term Debt	$ 3,102	$ 3,660

On October 14, 2004, MtronPTI entered into a loan agreement with FNBO, which was amended and restated on August 18, 2009 (the “FNBO Loan Agreement”).  Refer to Note N – Subsequent Events.  The FNBO Loan Agreement provides for a short-term credit facility of up to $5,500,000 as of June 30, 2009 (the “FNBO Revolving Loan”), which was subsequently reduced to $4,000,000 as part of the amendment.  The principal balance of the FNBO Revolving Loan bears interest at 30-day LIBOR plus 2.1% (not to go below 4.00%) as of June 30, 2009, with interest only payments due monthly and the final payment of principal and interest due on June 30, 2009, which rate was subsequently changed as part of the amendment to 30-day LIBOR plus 4.75%, with interest only payments due monthly and the final payment of principal and interest due on June 30, 2010.  At June 30, 2009, the amount outstanding under the revolving credit loan was $1,308,000.  Based on the amendment to the FNBO Loan Agreement, the Company would have had $2,692,000 of unused borrowing capacity under its revolving line of credit at June 30, 2009, compared to $2,751,000 at December 31, 2008.

The FNBO Loan Agreement also provided for a term loan in the original principal amount of $2,000,000 (the “FNBO Term Loan”).  At June 30, 2009, the principal amount of the FNBO Term Loan was approximately $1,410,000, and the principal balance bears interest at 30-day LIBOR plus 2.1%, with principal and interest payments due monthly and the final payment of principal and interest due January 24, 2013.  The amendment changed the principal amount to approximately $1,058,000 and the interest rate to the greater of the National Prime Rate plus 50 basis points, or 4.50%, with payments of approximately $22,000 due monthly and all remaining principal and interest due January 24, 2013..

The FNBO Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, financial covenants that MtronPTI maintain: (i) tangible net worth of not less than $7,000,000, (ii) a ratio of current assets to current liabilities of not less than 1.50 to 1.00; (iii) a ratio of total liabilities to tangible net worth of not greater than 2.75 to 1.00; and (iv) a fixed charge coverage ratio of not less than 1.20 to 1.00.  All outstanding obligations under the FNBO Loan Agreement are collateralized by security interests in the assets of MtronPTI and are guaranteed by the Company.  The amendment changed certain of those covenants effective June 30, 2009.  Refer to Note N – Subsequent Events.  Specifically, the covenants were amended to (i) reduce the tangible net worth requirement to $5,500,000, (ii) allow the Company to make a cash infusion to MtronPTI for the repayment of $1,000,000 of the amount outstanding under the FNBO Revolving Loan, which brought the fixed charge ratio and tangible net worth covenants into compliance as of June 30, 2009 (fixed charge ratio of 1.21 to 1.00 after the cash infusion as compared to a fixed charge ratio of (0.02) to 1.00 prior to the transaction, and a tangible net worth of $5,794,000 after the cash infusion, compared to $4,794,000 prior to the transaction), and (iii) require the Company to cease any payments from MtronPTI to the Company, including, but not limited to interest payments and management fees.  As a result of this amendment, MtronPTI is in compliance with all covenants in the FNBO Loan Agreement as of June 30, 2009.  In addition, the Company expects that, with these amendments and based on its current covenant compliance projections, which include total projected cash infusions from the Company into MtronPTI of up to $350,000, MtronPTI will be in compliance with the FNBO Loan Agreement covenants at each quarterly testing date through June 30, 2010.

In connection with the FNBO Term Loan, MtronPTI entered into a separate interest rate swap agreement with FNBO from which it receives periodic payments at the LIBOR Base Rate and makes periodic payments at a fixed rate of 5.60% through the term of the FNBO Term Loan.  The Company has designated this swap as a cash flow hedge in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” (Codification Topic 815).  The fair value of the interest rate swap at

June 30, 2009, is ($37,000) net of any tax effect, and is included in “other accrued expenses” on the condensed consolidated balance sheets.  The change in fair value is reflected in accumulated other comprehensive loss, net of any tax effect.

On September 30, 2005, MtronPTI entered into a loan agreement with RBC (the “RBC Loan Agreement”).  The RBC Loan Agreement provides for a loan in the original principal amount of $3,040,000 (the “RBC Term Loan”).  The RBC Term Loan bears interest at LIBOR Base Rate plus 2.75% and is being repaid in monthly installments based on a 20-year amortization schedule, with the then remaining principal balance and interest due on the fifth anniversary of the RBC Loan Agreement.

The RBC Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, financial covenants that MtronPTI maintain: (i) a ratio of total liabilities to tangible net worth of not greater than 4.00 to 1.00; (ii) tangible net worth of at least $4,200,000; and (iii) a fixed charge coverage ratio of not less than 1.20 to 1.00.  All outstanding obligations under the RBC Loan Agreement are collateralized by security interests in the assets of MtronPTI and guaranteed by the Company.

On May 19, 2009, certain of the loan covenants in the RBC Loan Agreement were changed with agreement from RBC to (i) allow the $1,000,000 cash infusion to MtronPTI for the partial repayment under the FNBO Revolving Loan to be included in the numerator of the fixed charge coverage ratio for calculations on each quarterly testing date through June 30, 2010, (ii) increase the amount of the tangible net worth minimum  requirement to $5,500,000 to be consistent with the tangible net worth covenant in the amended and restated FNBO Loan Agreement, and (iii) provide that if MtronPTI is not in compliance with the covenants at any quarterly testing date, MtronPTI will have forty-five (45) days from the end of such quarter to cure the default.  As a result of these amendments, MtronPTI is in compliance with all debt covenants under the RBC Loan Agreement as of June 30, 2009.  In addition, the Company expects that, with these amendments and based on its current covenant compliance projections, which include total projected cash infusions from the Company into MtronPTI of up to $350,000, MtronPTI will be in compliance with the RBC Loan Agreement covenants at each quarterly testing date through June 30, 2010.

In connection with the RBC Term Loan, MtronPTI entered into a five-year interest rate swap from which it receives periodic payments at the LIBOR Base Rate and makes periodic payments at a fixed rate of 7.51% with monthly settlement and rate reset dates.  The Company has designated this swap as a cash flow hedge in accordance with SFAS 133 (Codification Topic 815).  The fair value of the interest rate swap at June 30, 2009, is ($145,000) net of any tax effect, and is included in “other accrued expenses” on the condensed consolidated balance sheets.  The change in fair value is reflected in accumulated other comprehensive loss, net of any tax effect.

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

E.

Stock Based Compensation

On December 17, 2008, the Board of Directors granted restricted shares to eight of its members at 5,555 shares each.  All of these shares vest ratably during 2009 at the end of each respective quarter.  Total stock compensation related expense for all outstanding grants for the three and six months periods ended June 30, 2009, was $20,000 and $40,000, respectively. The unrecognized compensation expense of $40,000 will be recognized by December 31, 2009.

F.

Loss Per Share

The Company computes loss per share in accordance with SFAS No. 128, “Earnings Per Share” (Codification Topic 260).  Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted earnings per share adjusts basic earnings per share for the effects of stock options, restricted common stock, and other potentially dilutive financial instruments, only in the periods in which the effects are dilutive.

The following securities have been excluded from the diluted loss per share computation because the impact of the assumed exercise of stock options and unvested restricted stock would have been anti-dilutive because the Company has reported net losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Options to purchase common stock	200,000	200,000	200,000	200,000
Unvested restricted stock	22,216	7,754	22,216	7,754
Totals	222,216	207,754	222,216	207,754

G.

Other Comprehensive Loss

Other comprehensive loss includes the changes in fair value of investments classified as available-for-sale and the changes in fair values of derivative instruments designated as cash flow hedges.

For the six months ended June 30, 2009, total comprehensive loss was ($1,834,000), comprised of net loss of ($1,893,000) and change in accumulated other comprehensive loss of $59,000, compared to total comprehensive loss of ($1,176,000) in the six months ended June 30, 2008, which was comprised of net loss of ($1,163,000) and change in accumulated other comprehensive loss of ($13,000).

The change in accumulated other comprehensive loss, net of related taxes, for the six-month periods ended June 30, 2009 and 2008, are as follows:

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Balance beginning of period	$ (235)	$ (101)
Deferred gain on swap liability on hedge contracts	53	2
Unrealized gain (loss) on available-for-sale securities	6	(15)
Balance end of period	$ (176)	$ (114)

The components of accumulated other comprehensive loss, net of related taxes at June 30, 2009 and December 31, 2008, are as follows:

	June 30, 2009	December 31, 2008
(in thousands)
Deferred loss on swap liability on hedge contracts	$ (182)	$ (235)
Unrealized gain on available-for-sale securities	6	--
Accumulated other comprehensive loss	$ (176)	$ (235)
Page 10

H.

Fair Value Measurements

The Company measures financial assets and liabilities at fair value in accordance with Codification SFAS No. 157, “Fair Value Measurements” (Codification Topic 820).  These measurements involve various valuation techniques and assume that the transactions would occur between market participants in the most advantageous market for the Company.  The following is a summary of valuation techniques utilized by the Company for its significant financial assets and liabilities:

Assets

To estimate the market value of its marketable securities, the Company obtains current market pricing from quoted market sources or uses pricing for identical securities. Assets measured at fair value on a recurring basis are summarized below.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2009
(in thousands)
Marketable security	$ 20	$ --	$ --	$ 20

Liabilities

To estimate the fair value of the swap liability on hedge contracts as of the measurement date, the Company obtains inputs other than quoted prices that are observable for the liability. Liabilities measured at fair value on a recurring basis are summarized below.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2009
(in thousands)
Swap liability on hedge contracts	$ --	$ 182	$ --	$ 182

I.

Foreign Sales

For the three and six months ended June 30, 2009 and 2008, foreign revenues to specific countries were as follows:

	Three Months Ended June 30,
Foreign Revenues:	2009	2008
	(in thousands)
Malaysia	$ 947	$ 1,709
China	742	1,523
Singapore	237	463
Mexico	408	625
Thailand	223	411
Canada	54	314
All other foreign countries	898	683
Total foreign revenues	$ 3,509	$ 5,728

	Six Months Ended June 30,
Foreign Revenues:	2009	2008
	(in thousands)
Malaysia	$ 1,843	$ 3,296
China	1,532	2,564
Singapore	842	463
Mexico	746	1,048
Thailand	461	841
Canada	145	832
All other foreign countries	1,638	2,065
Total foreign revenues	$ 7,207	$ 11,109

J.

Commitments and Contingencies

In the normal course of business, the Company and its subsidiaries may become defendants in certain product liability, worker claims and other litigation.  The Company and its subsidiaries have no litigation pending at this time.

K.

Income Taxes

The Company files a consolidated federal income tax return, which includes all U.S. subsidiaries. The Company had a total net operating loss (“NOL”) carry-forward of $7,366,000 as of December 31, 2008. This NOL expires through 2028 if not utilized prior to that date.  The Company had research and development credit carry forwards of approximately $890,000 at December 31, 2008 that can be used to reduce future income tax liabilities and expire principally between 2020 and 2028. In addition, the Company has foreign tax credit carry-forwards of approximately $230,000 at December 31, 2008 that are available to reduce future U.S. income tax liabilities subject to certain limitations. These foreign tax credit carry-forwards expire at various times through 2018.

The Company provided a benefit of $42,000 and a provision of $106,000 for foreign income taxes, respectively, in the six months ended June 30, 2009 and 2008 and $0 for state taxes in each of those periods.

Due to the uncertainty surrounding the realization of the favorable U.S. tax attributes in future tax returns, we continue to record a full valuation allowance against our otherwise recognizable U.S. net deferred tax assets as of June 30, 2009 and December 31, 2008, except for the Company’s $111,000 in AMT deferred tax assets which do not expire.

L.

Related Party Transactions

At June 30, 2009, the Company had $4,354,000 of cash and cash equivalents.  Of this amount, $1,627,000 is invested in United States Treasury money market funds for which affiliates of the Company serve as the investment manager to the respective fund, compared with $3,123,000 of $5,339,000 at December 31, 2008.

M.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”) (Codification Topic 105 Subtopic 10).  SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States.  The objective of SFAS 168 is to replace SFAS 162 and to establish the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Company does not believe that the adoption of SFAS 168 will have a material effect on its results of operations, financial position or cash flows.

In June 2009, the FASB issued FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)”(“SFAS 167”), which amends the consolidation guidance applicable to variable interest entities.  The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The Company does not believe that the adoption of SFAS 167 will have a material effect on its results of operations, financial position or cash flows.

In June 2009, the FASB issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”).  SFAS 166 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.   SFAS 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.   SFAS 166 must be applied to transfers occurring on or after the effective date.

Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes.  Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance.  If the evaluation on the effective date results in consolidation, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation.  Additionally, the disclosure provisions of SFAS 166 should be applied to transfers that occurred both before and after the effective date of SFAS 166.   The Company is assessing the potential impact of adoption.

In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  SFAS 165 is effective for interim and annual periods ending after June 15, 2009.  The adoption of SFAS 165 did not have any impact on its results of operations, financial position or cash flows.

N.

Subsequent  Events

In accordance with SFAS 165, we have evaluated all events or transactions that occurred after June 30, 2009, and through August 19, 2009, the date that we issued these financial statements.

On July 1, 2009, Robert Zylstra, the Chief Executive Officer of the Company, resigned from all of his positions with the Company and its subsidiaries.  Mr. Zylstra has agreed to remain with the Company as an advisor to the Company’s new President and Chief Executive Officer for a transition period.

Effective July 2, 2009, the Board of Directors appointed Greg Anderson to serve as the Company’s President and Chief Executive Officer.  Mr. Anderson, age 49, has served in various senior management positions with the Company’s MtronPTI subsidiaries over the past 10 years, most recently as Vice President Operations of MtronPTI.

Effective July 2, 2009, the Company entered into an Employment Agreement with Mr. Anderson (the “Anderson Employment Agreement”).  Mr. Anderson will be employed as the Company’s President and Chief Executive Officer on an “at will” basis and will receive an annual base salary of $170,000.  Subject to Mr. Anderson and the Company’s meeting certain performance targets, Mr. Anderson will also be eligible for (i) an annual bonus of up to 40% of his annual base salary, to be paid 50% in cash and 50% in restricted shares of the Company’s common stock, and (ii) a one-time cash bonus payment in recognition of his performance in 2009, in an amount to be determined by the Board of Directors

On July 31, 2009, MtronPTI and FNBO entered into a Change in Terms Agreement regarding the FNBO Revolving Loan.  The terms of the agreement included, but were not limited to, the extension of the maturity date from July 31, 2009, to August 31, 2009.  The agreement was entered into to allow for additional time until a longer-term extension could be finalized.

On August 18, 2009, MtronPTI entered into an amended and restated loan agreement with FNBO. The agreement reduced the amount of the FNBO Revolving Loan from $5,500,000 to $4,000,000. The amendment also increased the interest rate for the FNBO Revolving Loan from 30-Day LIBOR plus 2.10% (not to go below 4.00%), to 30-day LIBOR plus 4.75%, which as of June 30, 2009 was approximately 5.04%, with interest-only payments due monthly, and extended the due date of the final payment of principal and interest from June 30, 2009, to June 30, 2010. In addition, an annual unused commitment fee of 0.50% shall be due and payable to FNBO each calendar quarter based on the difference between the full credit facility amount and the average outstanding loan amount over the applicable quarter.

As part of the amendment to the FNBO loan agreement made on August 18, 2009, the interest rate for the FNBO Term Loan was changed from 30-Day LIBOR plus 2.10% to the greater of the “National Prime Rate” plus 50 basis points, or 4.50%, with payments of approximately $22,000 due monthly and all remaining principal and interest due January 24, 2013.

The amended FNBO Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, financial covenants that MtronPTI maintain: (i) minimum tangible net worth of not less than

$5,500,000, which is a reduction from the prior covenant of a minimum tangible net worth of not less than $7,000,000; (ii)  a ratio of current assets to current liabilities of not less than 1.50 to 1.00; (iii) leverage ratio (ratio of total liabilities minus subordinated debt to tangible net worth) of not greater than 2.75 to 1.00; and (iv) a fixed charge ratio of not less than 1.20 to 1.00, which for any quarter measured from April 1, 2009 until March 31, 2010, is derived when comparing a rolling 12 month EBITDA, plus payments made by the Company in the form of subordinated debt directly to FNBO, less internally-funded capital expenditures, dividends and taxes divided by annualized debt and interest payments by MtronPTI on account of any indebtedness of MtronPTI.

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

Results of Operations

Three months ended June 30, 2009 compared to three months ended June 30, 2008

Consolidated Revenues and Gross Margin

Consolidated revenues decreased by $2,914,000, or 28.7%, to $7,236,000 for the second quarter 2009 from $10,150,000 for the comparable period in 2008.  The decrease is due primarily to a general economic slowdown and a corresponding decrease in demand for the electronic components in which our products are used.  This has resulted in a decrease in foreign sales of $2,219,000 and a decrease in domestic sales of $695,000 over the comparable period in 2008. Under the leadership of the Company’s management team, the Company has continued its efforts to grow revenue by expanding into new geographic regions and into additional segments of the timing and frequency equipment market, such as alternative energy management, high-end server/SANs, energy exploration, military personnel protection and homeland security.  This emphasis is expected to allow the Company to partially weather the recessionary impact on its current customers and revenue base by providing additional revenues from these target segments.

Consolidated gross margin as a percentage of revenues for the second quarter 2009 decreased to 19.8% from 25.7% for the comparable period in 2008.  This drop in gross margin percentage is attributable in part to higher materials costs, combined with higher fixed overhead as a percentage of sales driven by the overall economic slowdown and the related decrease in revenues.  In addition, the Company is continuing to execute its comprehensive resizing of its operations to realign its cost structure.

Operating Loss

Operating loss of $896,000 for the second quarter 2009 is an increased loss of $502,000 from the $394,000 operating loss for the comparable period in 2008.  This increase in operating loss can be primarily attributed to a 28.7% reduction in revenues, compounded by a 5.9% reduction in gross margin percentage.  The increase in operating loss was partially offset by a decrease in engineering, selling and administrative expenses of $668,000 in the second quarter of 2009 compared to the same period in 2008.  The reduction in engineering, selling and administrative expenses was primarily driven by a decrease in head count, a decrease in professional fees, and a decrease in the cost of continuing to comply with the Sarbanes-Oxley Act of 2002. The Company expects its new sales focus combined with its resizing efforts to result in better operating performance in future quarters.

Other Income (Expense)

Net interest expense for the second quarter 2009 was $89,000, compared with $66,000 for the comparable period in 2008.  The increase for the second quarter 2009 was driven primarily by a decrease in the interest income on the Company’s cash balances, which is a component of net interest expense.  In the second quarter of 2009, the Company recognized $34,000 in other income, compared with other expense of $56,000 for the comparable period in 2008.  The difference is primarily related to the cumulative effect of currency translation associated with the Company’s foreign subsidiaries.

Income Taxes

The Company files a consolidated federal income tax return, which includes all subsidiaries.  The income tax benefit for the three-month period ended June 30, 2009 included foreign taxes.  The provision gives effect to our estimated tax liability at the end of the year.

Due to the uncertainty surrounding the realization of favorable U.S. tax attributes in future tax returns, we continue to record a full valuation allowance against our otherwise recognizable U.S. net deferred tax assets as of June 30, 2009 and December 31, 2008, except for the Company’s $111,000 in AMT deferred tax assets, which do not expire.

Net Loss

Net loss for the second quarter 2009 was $939,000 compared to net loss of $573,000 for the comparable period in 2008.  This increase in net loss can be primarily attributed to a 28.7% reduction in revenues, compounded by a 5.9% reduction in gross margin percentage.  The increase in net loss was partially offset by a decrease in engineering, selling and administrative expenses of $668,000 in the first quarter of 2009 compared to the same period in 2008.  The reduction in engineering, selling and administrative expenses was primarily driven by a decrease in head count, a decrease in professional fees, and a decrease in the cost of continuing to comply with the Sarbanes-Oxley Act of 2002.  The Company expects the combination of its new sales focus and its resizing efforts to result in improved operating results in future quarters.

Results of Operations

Six months ended June 30, 2009 compared to six months ended June 30, 2008

Consolidated Revenues and Gross Margin

Consolidated revenues decreased by $5,155,000, or 25.9%, to $14,778,000 for the six-month period ended June 30, 2009 from $19,933,000 for the comparable period in 2008.  The decrease is due primarily to a general economic slowdown and a corresponding decrease in demand for the electronic components in which our products are used.  This has resulted in a decrease in foreign sales of $3,902,000 and a decrease in domestic sales of $1,253,000 over the comparable period in 2008. Under the leadership of the Company’s management team, the Company has continued its efforts to grow revenue by expanding into new geographic regions and into additional segments of the timing and frequency equipment market, such as alternative energy management, high-end server/SANs, energy exploration, military personnel protection and homeland security.  This emphasis is expected to allow the Company to partially weather the recessionary impact on its current customers and revenue base by providing additional revenues from these target segments.

Consolidated gross margin as a percentage of revenues for the six-month period ended June 30, 2009 decreased to 20.9% from 26.3% for the comparable period in 2008.  The decrease in gross margin percentage is attributable in part to higher materials costs, combined with higher fixed overhead as a percentage of sales driven by the overall economic slowdown and the related decreases in revenue volume.  The Company is in the process of executing a comprehensive resizing of its operations to realign its cost structure.  This resizing program is expected to result in approximately $3,000,000 of annualized cost savings, once fully implemented, which will partially offset the anticipated reduced revenue levels in all its domestic and foreign markets.  This resizing is expected to improve the Company’s gross margins beginning in fiscal 2010 despite a reduced level of revenues.  For the first half of 2009, the Company is tracking to meet its annualized cost savings target.

Operating Loss

Operating loss of $1,800,000 for the six-month period ending June 30, 2009, is an increased loss of $950,000 from the $850,000 operating loss for the comparable period in 2008.  This increase in operating loss can be primarily attributed to a 25.9% decrease in revenues, compounded by a 5.4% reduction in gross margin percentage.

The increase in operating loss was partially offset by a decrease in engineering, selling and administrative expenses of $1,199,000 in the first half of 2009 compared to the same period in 2008.  The reduction in engineering, selling and administrative expenses was primarily driven by a decrease in head count, a decrease in professional fees, and a decrease in the cost of continuing to comply with the Sarbanes-Oxley Act of 2002.  The Company expects the combination of its new sales focus and its resizing efforts to result in improved operating results in future quarters.

Other Income (Expenses)

Net interest expense for the six-month period ended June 30, 2009, was $178,000, compared with $129,000 for the comparable period in 2008.  The increase was driven primarily by a decrease in the interest income on the Company’s cash balances, which is a component of net interest expense.  In the six-month period ended June 30, 2009, the Company recognized $43,000 in other income, compared with other expense of $78,000 for the comparable period in 2008.  The difference is primarily related to the cumulative effect of currency translation associated with the Company’s foreign subsidiaries.

Income Taxes

The Company files a consolidated federal income tax return, which includes all subsidiaries.  The income tax benefit for the six-month period ended June 30, 2009, included foreign taxes.  The provision gives effect to our estimated tax liability at the end of the year.

Due to the uncertainty surrounding the realization of favorable U.S. tax attributes in future tax returns, we continue to record a full valuation allowance against our otherwise recognizable U.S. net deferred tax assets as of June 30, 2009, and December 31, 2008, except for the Company’s $111,000 in AMT deferred tax assets, which do not expire.

Net Loss

Net loss for the six-month period ended June 30, 2009, was $1,893,000 compared to net loss of $1,163,000 for the comparable period in 2008.  This increase in net loss can be primarily attributed to a 25.9% reduction in revenues, compounded by a 5.4% reduction in gross margin percentage.  The increase in net loss was partially offset by a decrease in engineering, selling and administrative expenses of $1,199,000 in the first half of 2009 compared to the same period in 2008.  The reduction in engineering, selling and administrative expenses was primarily driven by a decrease in head count, a decrease in professional fees, and a decrease in the cost of continuing to comply with the Sarbanes-Oxley Act of 2002.  The Company expects its new revenues focus combined with its resizing efforts to result in improved operating results in future quarters.

Liquidity and Capital Resources

The Company’s cash and cash equivalents and the investment in marketable security at June 30, 2009, was $4,374,000 as compared to $5,339,000 at December 31, 2008.  MtronPTI had unused borrowing capacity of $4,192,000 under MtronPTI’s revolving line of credit at June 30, 2009, as compared to $2,751,000 at December 31, 2008.  At June 30, 2009, MtronPTI had $1,308,000 outstanding under its revolving loan, compared with $2,749,000 at December 31, 2008.

At June 30, 2009, the Company’s net working capital was $7,680,000 as compared to $9,683,000 at December 31, 2008.  At June 30, 2009, the Company had current assets of $13,106,000 and current liabilities of $5,426,000.   The ratio of current assets to current liabilities was 2.42 to 1.00 at June 30, 2009, compared to 2.26 to 1.00 at December 31, 2008 (note that the computation for the current ratio loan covenant is based on certain factors and adjustments made at the MtronPTI level).   The decrease in net working capital is primarily due to the decrease in the Company’s accounts receivable balance and a decrease in the outstanding balance under the revolving line of credit.

Cash provided by operating activities was $1,291,000 for the six months ended June 30, 2009, compared to cash used in operating activities from operations of $358,000 for the six months ended June 30, 2008.  The increase in cash provided by operating activities is due to the net decrease in the accounts receivable and inventory balances, representing a net change in the outstanding accounts receivable balance for the six months ended June 30, 2009, from the collection of accounts receivable of $2,562,000, compared to a net collection of accounts receivable of $356,000 during the comparable period in 2008.  The decrease in the inventory balances for the six months ended June 30, 2009, was $460,000 compared to an increase of $281,000 for the comparable period in 2008.

Cash used in investing activities from operations was $234,000 for the six months ended June 30, 2009, compared to $89,000 for the six months ended June 30, 2008, as the Company continues to invest in new equipment.

Cash used in financing activities from operations was $2,028,000 for the six months ended June 30, 2009, compared with cash provided by financing activities of $118,000 for the six months ended June 30, 2008.  The increase in cash used in financing activities is due primarily to an increase in net repayments on the Company’s note payable for the six months ended June 30, 2009 of $1,441,000 compared to a net borrowing of $311,000 during the comparable period in 2008.  The net repayments on the Company’s long-term debt with RBC increased to $587,000 for the six months ended June 30, 2009, compared to net repayments of $193,000 for the comparable period in 2008.

At June 30, 2009, total liabilities of $8,531,000 were $2,789,000 less than the total liabilities at December 31, 2008 of $11,320,000. The debt decreased due to the decrease in MtronPTI’s borrowing on its revolving loan, which was in addition to a decrease in term loans outstanding due to scheduled repayments.  At June 30, 2009, the Company had $368,000 in current maturities of long-term debt compared with $397,000 at December 31, 2008.

The Company believes that existing cash and cash equivalents, cash generated from operations and available borrowings on its revolving line of credit, will be sufficient to meet its ongoing working capital and capital expenditure requirements for the next twelve months.

Our credit facilities include a revolving line of credit that was amended and restated on August 18, 2009, and currently expires on June 30, 2010, and a term loan with a maturity date of October 1, 2010, which will require a balloon payment of approximately $2,261,000.  As of August 14, 2009, there was $1,385,000 of indebtedness outstanding under the revolving line of credit and approximately $2,376,000 principal amount of indebtedness under the term loan.  We will need to renew or replace such credit facilities as they expire or if they otherwise become unavailable, and we may require additional financing in order to fund our operations.  We may be unable to renew our existing credit facilities, find replacement facilities, or obtain additional financing on acceptable terms, or at all, which may result in delays in payments to our vendors and in our ordinary measures to repair, replace or improve upon existing infrastructure, and may cause our customers to lose confidence in our ability to supply high-quality products in a timely manner.

On October 14, 2004, MtronPTI entered into the FNBO Loan Agreement, which was amended and restated on August 18, 2009.  The FNBO Loan Agreement provides for a short-term credit facility of up to $5,500,000 as of June 30, 2009, the FNBO Revolving Loan, which was subsequently reduced to $4,000,000 as part of the amendment.  The principal balance of the FNBO Revolving Loan currently bears interest at 30-day LIBOR plus 2.1% (not to go below 4.00%) as of June 30, 2009, with interest only payments due monthly and the final payment of principal and interest due on June 30, 2009, which rate was subsequently changed as part of the amendment to 30-day LIBOR plus 4.75%, with interest only payments due monthly and the final payment of principal and interest due on June 30, 2010.  At June 30, 2009, the amount outstanding under the revolving credit loan was $1,308,000.  Based on the amendment to the FNBO Loan Agreement, the Company would have had $2,692,000 of unused borrowing capacity under its revolving line of credit at June 30, 2009, compared to $2,751,000 at December 31, 2008.

The FNBO Loan Agreement also provided for a term loan in the original principal amount of $2,000,000, the FNBO Term Loan.  At June 30, 2009, the principal amount of the FNBO Term Loan was approximately $1,410,000, and the principal balance bears interest at 30-day LIBOR plus 2.1%, with principal and interest payments due monthly and the final payment of principal and interest due January 24, 2013.  The amendment changed the principal amount to approximately $1,058,000 and the interest rate to the greater of the National Prime Rate plus 50 basis points, or 4.50% , with payments of approximately $22,000 due monthly and all remaining principal and interest due January 24, 2013.

The FNBO Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, financial covenants that MtronPTI maintain: (i) tangible net worth of not less than $7,000,000, (ii) a ratio of current assets to current liabilities of not less than 1.50 to 1.00; (iii) a ratio of total liabilities to tangible net worth of not greater than 2.75 to 1.00; and (iv) a fixed charge coverage ratio of not less than 1.20 to 1.00.  All outstanding obligations under the FNBO Loan Agreement are collateralized by security interests in the assets of MtronPTI and are guaranteed by the Company.  The amendment changed certain of those covenants effective as of June 30, 2009.  Specifically, the covenants were amended to (i) reduce the tangible net worth requirement to $5,500,000, (ii) allow the Company to make a cash infusion to MtronPTI for the repayment of $1,000,000 of the amount outstanding under the FNBO Revolving Loan, which brought the fixed charge ratio and tangible net worth covenants into compliance as of June 30, 2009 (fixed charge ratio of 1.21 to 1.00 after the cash infusion as compared to a fixed charge ratio of (0.02) to 1.00 prior to the transaction, and tangible net worth of $5,794,000 after the cash infusion as compared to $4,794,000 prior to the transaction), and (iii) require the Company to cease any payments from MtronPTI to the Company, including, but not limited to interest payments and management fees.  As a result of this amendment, MtronPTI is in compliance with all covenants in the FNBO Loan Agreement as of June 30, 2009.  In addition, the Company expects that, with these amendments and based on its current covenant compliance projections, which include total projected cash infusions from the Company into MtronPTI of up to $350,000, MtronPTI will be in compliance with the FNBO Loan Agreement covenants at each quarterly testing date through June 30, 2010.

In connection with the FNBO Term Loan, MtronPTI entered into a separate interest rate swap agreement with FNBO from which it receives periodic payments at the LIBOR Base Rate and makes periodic payments at a fixed rate of 5.60% through the term of the FNBO Term Loan.  The Company has designated this swap as a cash flow hedge in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” (Codification Topic 815).  The fair value of the interest rate swap at June 30, 2009, is ($37,000) net of any tax effect, and is included in “other accrued expenses” on the condensed consolidated balance sheets.  The change in fair value is reflected in accumulated other comprehensive loss, net of any tax effect.

On September 30, 2005, MtronPTI entered into a loan agreement with RBC.  The RBC Loan Agreement provides for a loan in the original principal amount of $3,040,000 (the “RBC Term Loan”).  The RBC Term Loan bears interest at LIBOR Base Rate plus 2.75% and is being repaid in monthly installments based on a 20-year amortization schedule, with the then remaining principal balance and interest due on the fifth anniversary of the RBC Loan Agreement.

The RBC Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, financial covenants that MtronPTI maintain: (i) a ratio of total liabilities to tangible net worth of not greater than 4.00 to 1.00; (ii) tangible net worth of at least $4,200,000; and (iii) a fixed charge coverage ratio of not less than 1.20 to 1.00.  All outstanding obligations under the RBC Loan Agreement are collateralized by security interests in the assets of MtronPTI and guaranteed by the Company.

On May 19, 2009, certain of the loan covenants in the RBC Loan Agreement were changed with agreement from RBC to (i) allow the $1,000,000 cash infusion to MtronPTI for the partial repayment under the FNBO Revolving Loan to be included in the numerator of the fixed charge coverage ratio for calculations on each quarterly testing date through June 30, 2010, (ii) increase the amount of the tangible net worth minimum  requirement to $5,500,000 to be consistent with the tangible net worth covenant in the amended and restated FNBO Loan Agreement, and (iii) provide that if MtronPTI is not in compliance with the covenants at any quarterly testing date, MtronPTI will have forty-five (45)

days from the end of such quarter to cure the default.  As a result of these amendments, MtronPTI is in compliance with all debt covenants under the RBC Loan Agreement as of June 30, 2009.  In addition, the Company expects that, with these amendments and based on its current covenant compliance projections, which include total projected cash infusions from the Company into MtronPTI of up to $350,000, MtronPTI will be in compliance with the RBC Loan Agreement covenants at each quarterly testing date through June 30, 2010.

In connection with the RBC Term Loan, MtronPTI entered into a five-year interest rate swap from which it receives periodic payments at the LIBOR Base Rate and makes periodic payments at a fixed rate of 7.51% with monthly settlement and rate reset dates.  The Company has designated this swap as a cash flow hedge in accordance with SFAS 133 (Codification Topic 815).  The fair value of the interest rate swap at June 30, 2009, is ($145,000) net of any tax effect, and is included in “other accrued expenses” on the condensed consolidated balance sheets.  The change in fair value is reflected in accumulated other comprehensive loss, net of any tax effect.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

As reported in the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2009, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective at March 31, 2009.  Specifically, the Company did not maintain effective internal control over financial reporting related to information technology applications and infrastructure.  Since March 31, 2009, the Company continued to implement process changes to address its material weakness.  Among other things, the Company upgraded its servers and other hardware, upgraded its software systems to minimize exposure to unauthorized code changes, and upgraded software regarding security access and protection.  As of May 12, 2009, the Company implemented controls and procedures that management believed sufficient to remediate its material weakness.

Except as discussed above, as of the end of the period covered by this report, there were no changes in the Company’s internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings.

None

Item 1A.

Risk Factors.

The current severe worldwide economic slowdown may negatively affect our sales and the business of our customers and suppliers, which would materially adversely affect our profitability and revenue growth.

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

Our credit facilities include a revolving line of credit that expires on June 30, 2010, and a term loan with a maturity date of October 1, 2010, which will require a balloon payment of approximately $2,261,000.  As of August 14, 2009, there was $1,385,000 of indebtedness outstanding under the revolving line of credit and approximately $2,376,000 principal amount of indebtedness under the term loan.  We will need to renew or replace such credit facilities as they expire or if they otherwise become unavailable, and we may require additional financing in order to fund our operations.  We may be unable to renew our existing credit facilities, find replacement facilities, or obtain additional financing on acceptable terms, or at all, which may result in delays in payments to our vendors and in our ordinary measures to repair, replace or improve upon existing infrastructure, and may cause our customers to lose confidence in our ability to supply high-quality products in a timely manner.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

The Company held its 2009 annual meeting of stockholders on June 23, 2009 (the “Annual Meeting”).  A quorum was present at the Annual Meeting, with 1,867,962 shares of common stock entitled to be cast in person or by proxy at the Annual Meeting.

At the Annual Meeting, the Company’s stockholders reelected each of the Company’s incumbent directors, to serve until the 2010 annual meeting of stockholders and until their successors are duly elected and qualify, by the following votes:

	Shares For:	Shares Withheld:
Marc Gabelli	1,839,000	28,962
Timothy Foufas	1,838,999	28,963
E. Val Cerutti	1,838,999	28,963
Peter DaPuzzo	1,839,000	28,962
Avrum Gray	1,838,999	28,963
Patrick J. Guarino	1,839,000	28,962
Jeremiah Healy	1,639,642	228,320
Anthony J. Pustorino	1,838,999	28,963
Javier Romero	1,839,000	28,962

Our stockholders also voted to ratify the appointment of J.H. Cohn LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009.

Shares
For	1,855,314
Against	504
Abstain	12,144

Item 5.

Other Information.

None.

Item 6.    Exhibits.

Exhibit No.	Description

31(a)*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)*	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)*	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* filed herewith

The exhibits listed above have been filed separately with the SEC in conjunction with this Quarterly Report on Form 10-Q or have been incorporated by reference into this Quarterly Report on Form 10-Q. Upon request, the Company will furnish to each of its stockholders a copy of any such exhibit. Requests should be addressed to the Office of the Secretary, The LGL Group, Inc., 2525 Shader Rd., Orlando, Florida, 32804.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LGL GROUP, INC.

Date: August 19, 2009	BY:	/s/ Greg Anderson
Greg Anderson
President and Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2009	BY:	/s/ Harold D. Castle
Harold D. Castle
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31(a)*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)*	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)*	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* filed herewith

The exhibits listed above have been filed separately with the SEC in conjunction with this Quarterly Report on Form 10-Q or have been incorporated by reference into this Quarterly Report on Form 10-Q. Upon request, the Company will furnish to each of its stockholders a copy of any such exhibit. Requests should be addressed to the Office of the Secretary, The LGL Group, Inc., 2525 Shader Rd., Orlando, Florida, 32804.

Page 26