Form 10-Q
period 2009-09-30
LGL GROUP INC
filed 2009-11-23
CIK 61004

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 19, 2009
Common Stock, $0.01 par value	2,216,572

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets:	1

	– September 30, 2009

	– December 31, 2008

	Condensed Consolidated Statements of Operations:	3

	– Three months ended September 30, 2009 and 2008

	– Nine months ended September 30, 2009 and 2008

	Condensed Consolidated Statement of Stockholders’ Equity:	4

	– Nine months ended September 30, 2009

	Condensed Consolidated Statements of Cash Flows:	5

	– Nine months ended September 30, 2009 and 2008

	Notes to Condensed Consolidated Financial Statements:	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	20

Item 4T.	Controls and Procedures	20

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

(In thousands, except share and per share amounts)

	September 30, 2009	December 31, 2008 (A)
ASSETS
Current Assets:
Cash and cash equivalents	$4,559	$5,325
Investment - marketable security	24	14
Accounts receivable, less allowances of $106 and $158, respectively	4,270	6,483
Inventories	4,521	5,121
Prepaid expenses and other current assets	334	400
Total Current Assets	13,708	17,343
Property, Plant and Equipment:
Land	693	693
Buildings and improvements	5,062	5,048
Machinery and equipment	13,234	12,901
Gross Property, Plant and Equipment	18,989	18,642
Less: Accumulated Depreciation	(14,952)	(14,129)
Net Property, Plant and Equipment	4,037	4,513
Deferred Income Taxes	111	111
Other Assets	404	398
Total Assets	$18,260	$22,365

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED, continued

(In thousands, except share and per share amounts)

	September 30, 2009	December 31, 2008 (A)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Note payable to bank	$2,363	$2,749
Accounts payable	1,770	2,093
Accrued expenses	2,427	2,421
Current maturities of long-term debt	361	397
Total Current Liabilities	6,921	7,660
Long-term debt	3,009	3,660
Total Liabilities	9,930	11,320

Stockholders’ Equity:
Common stock, $0.01 par value - 10,000,000 shares authorized; 2,216,572 and 2,188,510 shares issued at September 30, 2009, and December 31, 2008, respectively; 2,216,572 and 2,183,236 shares outstanding, respectively	22	22
Additional paid-in capital	20,687	20,728
Accumulated deficit	(12,226)	(9,369)
Accumulated other comprehensive loss	(153)	(235)
Treasury stock, at cost, of 0 and 5,274 shares at September 30, 2009, and December 31, 2008, respectively	-	(101)
Total Stockholders’ Equity	8,330	11,045
Total Liabilities and Stockholders’ Equity	$18,260	$22,365

(A)
The Condensed Consolidated Balance Sheet at December 31, 2008, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

REVENUES	$7,321	$10,248	$22,099	$30,181
Cost and expenses:
Manufacturing cost of sales	5,891	7,627	17,583	22,325
Engineering, selling and administrative	2,287	2,714	7,173	8,799
OPERATING LOSS	(857)	(93)	(2,657)	(943)
Other income (expense):
Interest expense, net	(103)	(79)	(281)	(208)
Other income (expense)	2	227	44	149
Total Other Income (Expense)	(101)	148	(237)	(59)
INCOME (LOSS) BEFORE INCOME TAXES	(958)	55	(2,894)	(1,002)
Benefit (Provision) for income taxes	(5)	(84)	37	(190)

NET LOSS	$(963)	$(29)	$(2,857)	$(1,192)

Weighted average shares outstanding.	2,205,460	2,176,555	2,194,429	2,172,090

BASIC AND DILUTED NET LOSS PER SHARE	$(0.44)	$(0.01)	$(1.30)	$(0.55)

See accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — UNAUDITED

(In thousands, except share amounts)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at January 1, 2009	2,183,236	$22	$20,728	$(9,369)	$(235)	$(101)	$11,045
Comprehensive loss:
Net loss for period	--	--	--	(2,857)	--	--	(2,857)
Other comprehensive income	--	--	--	--	82	--	82
Comprehensive loss							(2,775)

Stock based compensation	--	--	60	--	--	--	60
Issuance of treasury shares for vested restricted stock	5,274	--	(101)	--	--	101	--
Issuance of new shares for vested restricted stock	28,062	--	--	--	--	--	--
Balance at September 30, 2009	2,216,572	$22	$20,687	$(12,226)	$(153)	$--	$8,330

See accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

(In thousands)
	Nine Months Ended September 30,
	2009	2008

OPERATING ACTIVITIES
Net loss	$(2,857)	$(1,192)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	765	771
Stock based compensation	60	94
Amortization of finite-lived intangible assets	30	56
Gain on sale of equipment	-	(255)
Changes in operating assets and liabilities:
Accounts receivable	2,213	317
Inventories	600	(547)
Accounts payable and accrued liabilities	(192)	380
Other assets/liabilities	(23)	32
Net cash provided by (used in) operating activities	596	(344)

INVESTING ACTIVITIES
Proceeds from sale of equipment	-	255
Capital expenditures	(289)	(284)
Net cash used in investing activities	(289)	(29)

FINANCING ACTIVITIES
Net (repayments) borrowings on note payable to bank	(386)	1,039
Repayments of long-term debt	(687)	(295)
Net cash (used in) provided by financing activities	(1,073)	744

Increase (Decrease) in cash and cash equivalents	(766)	371
Cash and cash equivalents at beginning of period	5,325	5,233
Cash and cash equivalents at end of period	$4,559	$5,604

Supplemental Disclosure:
Cash paid for interest	$270	$290
Cash paid for income taxes	$--	$21
Non-cash Financing Transactions:
Issuance of treasury shares for vested restricted stock	$101	$252

See accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.	Subsidiaries of the Registrant

As of September 30, 2009, the subsidiaries of The LGL Group, Inc. (the “Company”) are as follows:

Owned By LGL
M-tron Industries, Inc.	100.0%
M-tron Industries, Ltd.	100.0%
Piezo Technology, Inc.	100.0%
Piezo Technology India Private Ltd.	99.9%
Lynch Systems, Inc.	100.0%

The Company operates through its principal subsidiary, M-tron Industries, Inc., which includes the operations of M-tron Industries, Ltd. and Piezo Technology, Inc. The combined operations are referred to herein as “MtronPTI.”  MtronPTI has operations in Orlando, Florida, Yankton, South Dakota and Noida, India.  In addition, MtronPTI has a sales office in Hong Kong.

B.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2009, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Reclassifications

Certain prior year amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current year presentation. We have reclassified $144,000 from liabilities of discontinued operations to other accrued expenses, and $30,000 from loss from discontinued operations to other income (loss).

Investment

The following is a summary of a marketable security (investment) held by the Company:

	Cost	Gross Unrealized Gain	Fair Value
	(in thousands)
September 30, 2009	$14	$10	$24
December 31, 2008	$14	$--	$14

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

Inventories are stated at the lower of cost or market value.  At MtronPTI, inventories are valued using the first-in first-out (“FIFO”) method for 70% and 66% of the inventories, as of September 30, 2009 and December 31, 2008, respectively, and the remaining 30% and 34% as of September 30, 2009 and December 31, 2008, respectively, are valued using last-in first-out (“LIFO”).  The Company reduces the value of its inventories to market value when the market value is believed to be less than the cost of the item.

	September 30, 2009	December 31, 2008
	(in thousands)
Raw materials	$2,224	$2,576
Work in process	1,505	1,440
Finished goods	792	1,105
Total Inventories	$4,521	$5,121

Current cost exceeded the LIFO value of inventories by $247,000 and $287,000 at September 30, 2009, and December 31, 2008, respectively.

D.	Notes Payable to Banks and Long-Term Debt

	September 30, 2009	December 31, 2008
Notes Payable:	(in thousands)
MtronPTI revolving loan (First National Bank of Omaha (“FNBO”)) at 30-day LIBOR plus 4.75% (5.00% at September 30, 2009), due June 30, 2010	$2,363	$2,749

Long-Term Debt:
MtronPTI term loan (RBC Centura Bank (“RBC”)) due October 1, 2010. The note bears interest at LIBOR Base Rate plus 2.75%. Interest rate swap converts loan to a fixed rate, at 7.51% at September 30, 2009	$2,356	$2,817
MtronPTI term loan (FNBO) due January 24, 2013. The note bears interest at 30-day LIBOR plus 2.10%. Interest rate swap converts loan to a fixed rate, at 5.60% at September 30, 2009.	1,014	1,187
Rice University Promissory Note at a fixed interest rate of 4.50%, due August 2009	-	53
	3,370	4,057
Current maturities	361	397
Long -Term Debt	$3,009	$3,660

On October 14, 2004, MtronPTI entered into a loan agreement with FNBO which was amended and restated on August 18, 2009 (the “FNBO Loan Agreement”).  The FNBO Loan Agreement provides for a short-term credit facility of up to $4,000,000 as of September 30, 2009 (the “FNBO Revolving Loan”).  The principal balance of the FNBO Revolving Loan bears interest at 30-day LIBOR plus 4.75%, with interest only payments due monthly and the final payment of principal and interest due on June 30, 2010.  There is also an unused commitment fee of 0.50% per annum, payable quarterly.  At September 30, 2009, the amount outstanding under the FNBO Revolving Loan was $2,363,000, with unused borrowing capacity of $1,637,000.  The unused borrowing capacity under the FNBOP Revolving Loan as of December 31, 2008 was $2,751,000, which was prior to the August 18, 2009 amendment that reduced the maximum amount that could be borrowed under the FNBO Revolving Loan from $5,500,000 to $4,000,000.

The FNBO Loan Agreement also provided for a term loan in the original principal amount of $2,000,000 (the “FNBO Term Loan”).  At September 30, 2009, the principal amount of the FNBO Term Loan was approximately $1,014,000, and the principal balance bears interest at 30-day LIBOR plus 2.10%, with payments of approximately $22,000 due monthly and all remaining principal and interest due January 24, 2013.

All outstanding obligations under the FNBO Loan Agreement are collateralized by a first priority security interest in all of the assets of MtronPTI (including general intangibles, but excluding real estate), and are guaranteed by the Company.

The FNBO Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, financial covenants that MtronPTI maintain: (i) tangible net worth of not less than $5,500,000, (ii) a ratio of current assets to current liabilities of not less than 1.50 to 1.00; (iii) a ratio of total liabilities to tangible net worth of not greater than 2.75 to 1.00; and (iv) a fixed charge coverage ratio of not less than 1.20 to 1.00.  MtronPTI is also barred from making certain payments to the Company, including but not limited to interest payments on inter-company debt and management fees.

The FNBO Loan Agreement allows the Company to make a cash infusion into MtronPTI within 45 days after the end of a fiscal quarter if necessary to bring MtronPTI into compliance with its tangible net worth and fixed charge coverage ratio covenants.  In order to bring MtronPTI into compliance with its tangible net worth and fixed charge coverage ratio covenants as of September 30, 2009, the Company made a cash infusion of $680,000 into MtronPTI, all of which was used to reduce the amount outstanding under the FNBO Revolving Loan.  This payment changed MtronPTI’s tangible net worth as of September 30, 2009 to $5,501,000, as compared to $4,821,000 prior to the payment, and changed MtronPTI’s fixed charge coverage ratio as of September 30, 2009 to 1.91 to 1.00 as compared to 1.11 to 1.00 prior to the payment.  The Company expects that based on its current covenant compliance projections, MtronPTI will be in compliance with the FNBO Loan Agreement covenants at each quarterly testing date through maturity on June 30, 2010.

In connection with the FNBO Term Loan, MtronPTI entered into a separate interest rate swap agreement with FNBO from which it receives periodic payments at the LIBOR Base Rate and makes periodic payments at a fixed rate of 5.60% through the term of the FNBO Term Loan.  The Company has designated this swap as a cash flow hedge in accordance with Accounting Standard Codification (“ASC”) subtopic 815, Derivatives and Hedging (“ASC 815”).  The fair value of the interest rate swap at September 30, 2009 is ($37,000) net of any tax effect, and is included in “other accrued expenses” on the condensed consolidated balance sheets.  The change in fair value is reflected in accumulated other comprehensive loss, net of any tax effect.

On September 30, 2005, MtronPTI entered into a loan agreement with RBC, which was subsequently modified on September 17, 2009 (the “RBC Loan Agreement”).  The RBC Loan Agreement provides for a loan in the original principal amount of $3,040,000 (the “RBC Term Loan”).  The RBC Term Loan bears interest at LIBOR Base Rate plus 2.75% and is being repaid in monthly installments based on a 20-year amortization schedule, with the then remaining principal balance and interest due on October 1, 2010.

All outstanding obligations under the RBC Loan Agreement are collateralized by a security interest in certain real estate owned by our subsidiary, MtronPTI, and guaranteed by the Company.

The RBC Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, financial covenants that MtronPTI maintain: (i) a ratio of total liabilities to tangible net worth of not greater than 4.00 to 1.00; (ii) tangible net worth of at least $5,500,000; and (iii) a fixed charge coverage ratio of not less than 1.20 to 1.00.  Up to $4,500,000 in subordinated debt may be carved out of MtronPTI’s total liabilities for the purpose of determining its compliance with its covenants to maintain a ratio of total liabilities to tangible net worth of not greater than 4.00 to 1.00, and the amount of subordinated debt counting towards MtronPTI’s tangible net worth covenant is limited to $4,500,000.

For any calendar quarter during the period commencing on April 1, 2009 and ending on March 31, 2010, the RBC Loan Agreement allows the Company to make a cash infusion into MtronPTI within 45 days after the end of a quarter if necessary to bring MtronPTI into compliance with one or more of its financial covenants.

In order to bring MtronPTI into compliance with its tangible net worth and fixed charge coverage ratio covenants as of September 30, 2009, the Company made a cash infusion of $680,000 into MtronPTI, all of which was used to reduce the amount outstanding under the FNBO Revolving Loan.  This payment changed the tangible net worth as of September 30, 2009 to $5,501,000, as compared to $4,821,000 prior to the payment, and changed MtronPTI’s fixed charge coverage ratio to 1.91 to 1.00, as compared to 1.11 to 1.00 prior to the payment.  The Company expects that based on its current covenant compliance projections, MtronPTI will be in compliance with the RBC Loan Agreement covenants at each quarterly testing date through maturity on October 1, 2010.

In connection with the RBC Term Loan, MtronPTI entered into a five-year interest rate swap from which it receives periodic payments at the LIBOR Base Rate and makes periodic payments at a fixed rate of 7.51% with monthly settlement and rate reset dates.  The Company has designated this swap as a cash flow hedge in accordance with ASC 815.  The fair value of the interest rate swap at September 30, 2009, is ($126,000) net of any tax effect, and is included in “other accrued expenses” on the condensed consolidated balance sheets.  The change in fair value is reflected in accumulated other comprehensive loss, net of any tax effect.

E.	Stock-Based Compensation

On December 17, 2008, the Board of Directors granted restricted shares to eight of its members at 5,555 shares each.  All of these shares vest ratably during 2009 at the end of each respective quarter.  Total stock compensation related expense for all outstanding grants for the three and nine months periods ended September 30, 2009, was $20,000 and $60,000, respectively. The unrecognized compensation expense of $20,000 will be recognized by December 31, 2009.

F.	Loss Per Share

The Company computes loss per share in accordance with ASC Topic 260, Earnings Per Share.  Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted earnings per share adjusts basic earnings per share for the effects of stock options, restricted common stock, and other potentially dilutive financial instruments, only in the periods in which the effects are dilutive.

The following securities have been excluded from the diluted loss per share computation because the impact of the assumed exercise of stock options and unvested restricted stock would have been anti-dilutive since the Company has reported net losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Options to purchase common stock	200,000	200,000	200,000	200,000
Unvested restricted stock	11,104	2,881	11,104	2,881
Totals	211,104	202,881	211,104	202,881

G.	Other Comprehensive Loss

Other comprehensive loss includes the changes in fair value of investments classified as available-for-sale and the changes in fair values of derivative instruments designated as cash flow hedges.

For the nine months ended September 30, 2009, total comprehensive loss was ($2,775,000), comprising a net loss of ($2,857,000) and change in accumulated other comprehensive loss of $82,000, compared to total comprehensive loss of ($1,223,000) in the nine months ended September 30, 2008, which comprised a net loss of ($1,192,000) and change in accumulated other comprehensive loss of ($31,000).

The change in accumulated other comprehensive loss, net of related taxes, for the nine-month periods ended September 30, 2009 and 2008, are as follows:

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
Balance beginning of period	$(235)	$(101)
Deferred gain on swap liability on hedge contracts	72	(4)
Unrealized gain (loss) on available-for-sale securities	10	(27)
Balance end of period	$(153)	$(132)

The components of accumulated other comprehensive loss, net of related taxes at September 30, 2009 and December 31, 2008, are as follows:

	September 30, 2009	December 31, 2008
	(in thousands)
Deferred loss on swap liability on hedge contracts	$(163)	$(235)
Unrealized gain on available-for-sale securities	10	--
Accumulated other comprehensive loss	$(153)	$(235)

H.	Fair Value Measurements

The Company measures financial assets and liabilities at fair value in accordance with ASC Topic 820, Fair Value Mesurements and Disclosures, (“ASC 820”).  These measurements involve various valuation techniques and assume that the transactions would occur between market participants in the most advantageous market for the Company.  The following is a summary of valuation techniques utilized by the Company for its significant financial assets and liabilities:

Assets

To estimate the market value of its marketable securities, the Company obtains current market pricing from quoted market sources or uses pricing for identical securities. Assets measured at fair value on a recurring basis are summarized below.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	September 30, 2009
	(in thousands)
Marketable security	$24	$--	$--	$24

Liabilities

To estimate the fair value of the swap liability on hedge contracts as of the measurement date, the Company obtains inputs other than quoted prices that are observable for the liability. Liabilities measured at fair value on a recurring basis are summarized below.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	September 30, 2009
	(in thousands)
Swap liability on hedge contracts	$--	$163	$--	$163

I.	Foreign Sales

For the three and nine months ended September 30, 2009 and 2008, foreign revenues were derived from the following countries:

	Three Months Ended September 30,
Foreign Revenues:	2009	2008
	(in thousands)
Malaysia	$1,102	$1,497
China	1,006	1,644
Mexico	446	678
Thailand	251	508
Singapore	230	452
Canada	92	181
France	92	131
All other foreign countries	546	683
Total foreign revenues	$3,765	$5,774

	Nine Months Ended September 30,
Foreign Revenues:	2009	2008
	(in thousands)
Malaysia	$2,945	$4,793
China	2,538	4,208
Mexico	1,192	1,519
Singapore	1,072	915
Thailand	712	1,556
France	400	240
Canada	237	1,013
All other foreign countries	1,876	2,639
Total foreign revenues	$10,972	$16,883

J.	Commitments and Contingencies

In the normal course of business, the Company and its subsidiaries may become defendants in certain product liability, worker claims and other litigation.  The Company and its subsidiaries have no litigation pending at this time.

K.	Income Taxes

The Company files a consolidated federal income tax return, which includes all U.S. subsidiaries. The Company had a total net operating loss (“NOL”) carry-forward of $7,198,000 as of December 31, 2008. This NOL expires through 2028 if not utilized prior to that date.  The Company had research and development credit carry forwards of approximately $890,000 at December 31, 2008, that can be used to reduce future income tax liabilities and expire principally between 2020 and 2028. In addition, the Company has foreign tax credit carry-forwards of approximately $230,000 at December 31, 2008, that are available to reduce future U.S. income tax liabilities subject to certain limitations. These foreign tax credit carry-forwards expire at various times through 2018.

The Company provided a benefit of $52,000 and a provision of $84,000 for foreign income taxes, respectively, in the nine months ended September 30, 2009 and 2008 and $0 for state taxes in each of those periods.

Due to the uncertainty surrounding the realization of the favorable U.S. tax attributes in future tax returns, we continue to record a full valuation allowance against our otherwise recognizable U.S. net deferred tax assets as of September 30, 2009 and December 31, 2008, except for the Company’s $111,000 in AMT deferred tax assets which do not expire.

L.	Related Party Transactions

At September 30, 2009, the Company had $4,583,000 of cash and cash equivalents.  Of this amount, $1,628,000 is invested in United States Treasury money market funds for which affiliates of the Company serve as the investment manager to the respective fund, compared with $3,123,000 of $5,339,000 at December 31, 2008.

M.	New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) published FASB Accounting Standards Update No. 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.  This Update includes amendments to Topic 470, Debt, (Subtopic 470-20), and Topic 620, Earnings per Share, (Subtopic 620-10), to provide guidance on share-lending arrangements entered into on an entity’s own shares in contemplation of a convertible debt offering or other financing.  FASB Accounting Standards Update No. 2009-15 is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those years.  In addition, this Update is effective for arrangements entered into on (not outstanding) or after the beginning of the first reporting period that begins on or after June 15, 2009.  Certain transition disclosures are also required, and early application is not permitted.  The Company is evaluating what the impact, if any, of these changes will be on its results of operations, financial position or cash flows.

In September 2009, The FASB published FASB Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent).  This Update amends Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent).  This Update also requires new disclosures, by major category of investments, about the attributes inclusive of investments within the scope of this amendment to the Codification.  The guidance in this Update is effective for interim and annual periods ending after December 15, 2009.  Early application is permitted.  The Company is evaluating what the impact, if any, of these changes will be on its results of operations, financial position, or cash flows.

N.	Subsequent Events

In accordance with ASC 855, Subsequent Events, we have evaluated all events or transactions that occurred after September 30, 2009, and through November 23, 2009, the date that we issued these financial statements.

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

Results of Operations

Three months ended September 30, 2009 compared to three months ended September 30, 2008

Consolidated Revenues and Gross Margin

Consolidated revenues decreased by $2,927,000, or 28.6%, to $7,321,000 for the third quarter 2009 from $10,248,000 for the comparable period in 2008.  The decrease is due primarily to a general economic slowdown and a corresponding decrease in demand for the electronic components in which our products are used.  This has resulted in a decrease in foreign sales of $2,009,000 and a decrease in domestic sales of $918,000 over the comparable period in 2008. The Company has continued its efforts to offset the decrease in revenue by expanding into new geographic regions and into additional segments of the timing and frequency equipment market, such as military personnel protection and homeland security.  This emphasis is expected to partially offset the recessionary impact on our current customers and revenue base by providing additional revenues from these target segments.

As of September 30, 2009, the Company’s order backlog was $13,221,000, which was an increase of 59% compared to the backlog at the beginning of the quarter, which was $8,293,000.  The growth in backlog is primarily due to increased repeat orders from our existing customers, as well as orders received from new customers obtained through the Company’s ongoing efforts to expand within our target markets.

The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent, which we have determined are legally binding and likely to proceed.  Although backlog represents only business that is considered likely to be performed, cancellations or scope adjustments may and do occur.  We cannot predict with certainty the portion of backlog to be performed in a given year.  Backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any.

Consolidated gross margin as a percentage of revenues for the third quarter 2009 decreased to 19.5% from 25.6% for the comparable period in 2008.  This drop in gross margin percentage is attributable primarily to higher fixed overhead as a percentage sales drive by the overall economic slowdown and the related decrease in revenues, as well as in part to higher materials and supply costs  The Company is continuing to execute its comprehensive resizing of its operations to realign its cost structure.

Operating Loss

Operating loss of $857,000 for the third quarter 2009 is an increased loss of $764,000 from the $93,000 operating loss for the comparable period in 2008.  This increase in operating loss can be primarily attributed to a 28.6% reduction in revenues, compounded by a 6.1% reduction in gross margin percentage.  The increase in operating loss was partially offset by a decrease in engineering, selling and administrative expenses of $427,000 in the third quarter of 2009 compared to the same period in 2008.  The reduction in engineering, selling and administrative expenses was primarily driven by a decrease in head count, as well as a decrease in professional fees. The Company expects its new sales focus combined with its resizing efforts to result in better operating performance in future quarters.

Other Income (Expense)

Net interest expense for the third quarter 2009 was $103,000, compared with $79,000 for the comparable period in 2008.  The increase for the third quarter 2009 was driven primarily by the higher balance on the revolving line of credit and a decrease in the interest income on the Company’s cash balances, which is a component of net interest expense.  In the third quarter of 2009, the Company recognized $2,000 in other income, compared with other expense of $58,000 for the comparable period in 2008, which included a gain on the sale of equipment of $255,000.  The difference is primarily related to the effect of currency translation associated with the Company’s foreign subsidiaries.

Income Taxes

The Company files a consolidated federal income tax return, which includes all subsidiaries.  The income tax benefit for the three-month period ended September 30, 2009 included foreign taxes.  The provision gives effect to our estimated tax liability at the end of the year.

Due to the uncertainty surrounding the realization of favorable U.S. tax attributes in future tax returns, we continue to record a full valuation allowance against our otherwise recognizable U.S. net deferred tax assets as of September 30, 2009 and December 31, 2008, except for the Company’s $111,000 in AMT deferred tax assets, which do not expire.

Net Loss

Net loss for the third quarter 2009 was $963,000 compared to net loss of $29,000 for the comparable period in 2008.  This increase in net loss can be primarily attributed to a 28.6% reduction in revenues, compounded by a 6.1% reduction in gross margin percentage.  The increase in net loss was partially offset by a decrease in engineering, selling and administrative expenses of $427,000 in the third quarter of 2009 compared to the same period in 2008.  The reduction in engineering, selling and administrative expenses was primarily driven by a decrease in head count, a decrease in professional fees, and a decrease in the cost of continuing to comply with the Sarbanes-Oxley Act of 2002.  The Company expects the combination of its new sales focus and its resizing efforts to result in improved operating results in future quarters.

Results of Operations

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

Consolidated Revenues and Gross Margin

Consolidated revenues decreased by $8,082,000, or 26.8%, to $22,099,000 for the nine-month period ended September 30, 2009, from $30,181,000 for the comparable period in 2008.  The decrease is due primarily to a general economic slowdown and a corresponding decrease in demand for the electronic components in which our products are used.  This has resulted in a decrease in foreign sales of $5,911,000 and a decrease in domestic sales of $2,171,000 over the comparable period in 2008. The Company has continued its efforts to offset the decrease in revenue by expanding into new geographic regions and into additional segments of the timing and frequency equipment market, such as military personnel protection and homeland security.  This emphasis is expected to partially offset the recessionary impact on our current customers and revenue base by providing additional revenues from these target segments.

As of September 30, 2009, the Company’s order backlog was $13,221,000, which was an increase of 61.6% compared to the backlog at the beginning of the fiscal year, which was $8,182,000.  The growth in backlog is primarily due to increased repeat orders from our existing customers, as well as orders received from new customers obtained through the Company’s ongoing efforts to expand within our target markets.

The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent, which we have determined are legally binding and likely to proceed.  Although backlog represents only business that is considered likely to be performed, cancellations or scope adjustments may and do occur.  We cannot predict with certainty the portion of backlog to be performed in a given year.  Backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any.

Consolidated gross margin as a percentage of revenues for the nine-month period ended September 30, 2009 decreased to 20.4% from 26.0% for the comparable period in 2008.  The decrease in gross margin percentage is attributable in part to higher materials and supply costs, combined with higher fixed overhead as a percentage of sales driven by the overall economic slowdown and the related decreases in revenue volume.  The Company is continuing the process of executing a comprehensive resizing of its operations to realign its cost structure.  This resizing program is expected to result in approximately $3,000,000 of annualized cost savings, once fully implemented, which will partially offset the anticipated reduced revenue levels in all its domestic and foreign markets.  This resizing is expected to improve the Company’s gross margins beginning in fiscal 2010 despite a reduced level of revenues.  Through the third quarter of 2009, the Company is tracking to meet its annualized cost savings target.

Operating Loss

Operating loss of $2,657,000 for the nine-month period ending September 30, 2009, is an increased loss of $1,714,000 from the $943,000 operating loss for the comparable period in 2008.  This increase in operating loss can be primarily attributed to a 26.8% decrease in revenues, compounded by a 5.6% reduction in gross margin percentage.  The increase in operating loss was partially offset by a decrease in engineering, selling and administrative expenses of $1,626,000 in the first nine months of 2009 compared to the same period in 2008.  The reduction in engineering, selling and administrative expenses was primarily driven by a decrease in head count, as well as a decrease in professional fees.  The Company expects the combination of its new sales focus and its resizing efforts to result in improved operating results in future quarters.

Other Income (Expenses)

Net interest expense for the nine-month period ended September 30, 2009, was $281,000, compared with $208,000 for the comparable period in 2008.  The increase was driven primarily by an increase in the outstanding balance of the revolving line of credit and a decrease in the interest income on the Company’s cash balances, which is a component of net interest expense.  In the nine-month period ended September 30, 2009, the Company recognized $44,000 in other income, compared with other income of $149,000 for the comparable period in 2008, which included a gain on the sale of equipment of $255,000.  The difference is primarily related to the cumulative effect of currency translation associated with the Company’s foreign subsidiaries.

Income Taxes

The Company files a consolidated federal income tax return, which includes all subsidiaries.  The income tax benefit for the nine-month period ended September 30, 2009, included foreign taxes.  The provision gives effect to our estimated tax liability at the end of the year.

Due to the uncertainty surrounding the realization of favorable U.S. tax attributes in future tax returns, we continue to record a full valuation allowance against our otherwise recognizable U.S. net deferred tax assets as of September 30, 2009, and December 31, 2008, except for the Company’s $111,000 in AMT deferred tax assets, which do not expire.

Net Loss

Net loss for the nine-month period ended September 30, 2009, was $2,857,000 compared to net loss of $1,192,000 for the comparable period in 2008.  This increase in net loss can be primarily attributed to a 26.8% reduction in revenues, compounded by a 5.6% reduction in gross margin percentage.  The increase in net loss was partially offset by a decrease in engineering, selling and administrative expenses of $1,626,000 in the first nine months of 2009 compared to the same period in 2008.  The reduction in engineering, selling and administrative expenses was primarily driven by a decrease in head count, a decrease in professional fees, and a decrease in the cost of continuing to comply with the Sarbanes-Oxley Act of 2002.  The Company expects its new revenues focus combined with its resizing efforts to result in improved operating results in future quarters.

Liquidity and Capital Resources

The Company’s cash and cash equivalents and the investment in marketable security at September 30, 2009, was $4,583,000 as compared to $5,339,000 at December 31, 2008.  At September 30, 2009, MtronPTI had $2,363,000 outstanding and unused borrowing capacity of $1,637,000 under the FNBO Revolving Loan (as defined below), compared with $2,749,000 outstanding and unused borrowing capacity of $2,751,000 at December 31, 2008 (at which time the maximum amount that could be borrowed under the FNBO Revolving Loan was $5,500,000 rather than $4,000,000).

At September 30, 2009, the Company’s net working capital was $6,787,000 as compared to $9,683,000 at December 31, 2008.  The decrease in net working capital is primarily due to the decrease in the Company’s accounts receivable and inventory balances offset by a decrease in the outstanding balance under the FNBO Revolving Loan.  At September 30, 2009, the Company had current assets of $13,708,000 and current liabilities of $6,921,000, for a ratio of current assets to current liabilities of 1.98 to 1.00 compared to 2.26 to 1.00 at December 31, 2008 (note that the calculation of the ratio of current assets to current liabilities for purposes of establishing compliance with MtronPTI’s financial covenants under its credit facilities involves certain adjustments made at the MtronPTI level).

Cash provided by operating activities was $596,000 for the nine months ended September 30, 2009, compared to cash used in operating activities from operations of $344,000 for the nine months ended September 30, 2008.  The increase in cash provided by operating activities is due to the net decrease in the accounts receivable and inventory balances, representing a net change in the outstanding accounts receivable balance for the nine months ended September 30, 2009, from the collection of accounts receivable of $2,213,000, compared to a net collection of accounts receivable of $317,000 during the comparable period in 2008.  The decrease in the inventory balances for the nine months ended September 30, 2009, was $600,000 compared to an increase of $547,000 for the comparable period in 2008.

Cash used in investing activities from operations was $289,000 for the nine months ended September 30, 2009, compared to $29,000 for the nine months ended September 30, 2008, as the Company continues to invest in new equipment.

Cash used in financing activities from operations was $1,073,000 for the nine months ended September 30, 2009, compared with cash provided by financing activities of $744,000 for the nine months ended September 30, 2008.  The increase in cash used in financing activities is due primarily to an increase in net repayments on the Company’s note payable for the nine months ended September 30, 2009 of $386,000 compared to a net borrowing of $1,039,000 during the comparable period in 2008.  The net repayments on the Company’s long-term debt with RBC increased to $687,000 for the nine months ended September 30, 2009, compared to net repayments of $295,000 for the comparable period in 2008.

At September 30, 2009, total liabilities of $9,930,000 were $1,390,000 less than the total liabilities at December 31, 2008 of $11,320,000. The debt decreased due to the decrease in MtronPTI’s borrowing on its revolving loan, which was in addition to a decrease in term loans outstanding due to scheduled repayments.  At September 30, 2009, the Company had $361,000 in current maturities of long-term debt compared with $397,000 at December 31, 2008.

The Company believes that existing cash and cash equivalents, cash generated from operations and available borrowings on its revolving line of credit, will be sufficient to meet its ongoing working capital and capital expenditure requirements for the next twelve months.

        Our credit facilities include a revolving line of credit that expires on June 30, 2010, a term loan maturing on October 1, 2010 (which will require a balloon payment of approximately $2,261,000 upon maturity), and a term loan maturing on January 24, 2013.  As of November 23, 2009, there was $1,902,000 of indebtedness outstanding under the revolving line of credit approximately $2,355,000 principal amount of indebtedness outstanding under the term loan maturing on October 1, 2010, and approximately $992,000 principal amount of indebtedness outstanding under the term loan maturing on January 24, 2013.

On October 14, 2004, MtronPTI entered into a loan agreement with FNBO which was amended and restated on August 18, 2009 (the “FNBO Loan Agreement”).  The FNBO Loan Agreement provides for a short-term credit facility of up to $4,000,000 as of September 30, 2009 (the “FNBO Revolving Loan”).  The principal balance of the FNBO Revolving Loan bears interest at 30-day LIBOR plus 4.75%, with interest only payments due monthly and the final payment of principal and interest due on June 30, 2010.  There is also an unused commitment fee of 0.50% per annum, payable quarterly.  At September 30, 2009, the amount outstanding under the FNBO Revolving Loan was $2,363,000, with unused borrowing capacity of $1,637,000.  The unused borrowing capacity under the FNBOP Revolving Loan as of December 31, 2008 was $2,751,000, which was prior to the August 18, 2009 amendment that reduced the maximum amount that could be borrowed under the FNBO Revolving Loan from $5,500,000 to $4,000,000.

The FNBO Loan Agreement also provided for a term loan in the original principal amount of $2,000,000 (the “FNBO Term Loan”).  At September 30, 2009, the principal amount of the FNBO Term Loan was approximately $1,014,000, and the principal balance bears interest at 30-day LIBOR plus 2.10%, with payments of approximately $22,000 due monthly and all remaining principal and interest due January 24, 2013.

All outstanding obligations under the FNBO Loan Agreement are collateralized by a first priority security interest in all of the assets of MtronPTI (including general intangibles, but excluding real estate), and are guaranteed by the Company.

The FNBO Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, financial covenants that MtronPTI maintain: (i) tangible net worth of not less than $5,500,000, (ii) a ratio of current assets to current liabilities of not less than 1.50 to 1.00; (iii) a ratio of total liabilities to tangible net worth of not greater than 2.75 to 1.00; and (iv) a fixed charge coverage ratio of not less than 1.20 to 1.00.  MtronPTI is also barred from making certain payments to the Company, including but not limited to interest payments on inter-company debt and management fees.

The FNBO Loan Agreement allows the Company to make a cash infusion into MtronPTI within 45 days after the end of a fiscal quarter if necessary to bring MtronPTI into compliance with its tangible net worth and fixed charge coverage ratio covenants.  In order to bring MtronPTI into compliance with its tangible net worth and fixed charge coverage ratio covenants as of September 30, 2009, the Company made a cash infusion of $680,000 into MtronPTI, all of which was used to reduce the amount outstanding under the FNBO Revolving Loan.  This payment changed MtronPTI’s tangible net worth as of September 30, 2009 to $5,501,000, as compared to $4,821,000 prior to the payment, and changed MtronPTI’s fixed charge coverage ratio as of September 30, 2009 to 1.91 to 1.00 as compared to 1.11 to 1.00 prior to the payment.  The Company expects that based on its current covenant compliance projections, MtronPTI will be in compliance with the FNBO Loan Agreement covenants at each quarterly testing date through maturity on June 30, 2010.

In connection with the FNBO Term Loan, MtronPTI entered into a separate interest rate swap agreement with FNBO from which it receives periodic payments at the LIBOR Base Rate and makes periodic payments at a fixed rate of 5.60% through the term of the FNBO Term Loan.  The Company has designated this swap as a cash flow hedge in accordance with Accounting Standard Codification (“ASC”) subtopic 815, Derivatives and Hedging (“ASC 815”).  The fair value of the interest rate swap at September 30, 2009 is ($37,000) net of any tax effect, and is included in “other accrued expenses” on the condensed consolidated balance sheets.  The change in fair value is reflected in accumulated other comprehensive loss, net of any tax effect.

On September 30, 2005, MtronPTI entered into a loan agreement with RBC, which was subsequently modified on September 17, 2009 (the “RBC Loan Agreement”).  The RBC Loan Agreement provides for a loan in the original principal amount of $3,040,000 (the “RBC Term Loan”).  The RBC Term Loan bears interest at LIBOR Base Rate plus 2.75% and is being repaid in monthly installments based on a 20-year amortization schedule, with the then remaining principal balance and interest due on October 1, 2010.

All outstanding obligations under the RBC Loan Agreement are collateralized by a security interest in certain real estate owned by our subsidiary, MtronPTI, and guaranteed by the Company.

The RBC Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, financial covenants that MtronPTI maintain: (i) a ratio of total liabilities to tangible net worth of not greater than 4.00 to 1.00; (ii) tangible net worth of at least $5,500,000; and (iii) a fixed charge coverage ratio of not less than 1.20 to 1.00.  Up to $4,500,000 in subordinated debt may be carved out of MtronPTI’s total liabilities for the purpose of determining its compliance with its covenants to maintain a ratio of total liabilities to tangible net worth of not greater than 4.00 to 1.00, and the amount of subordinated debt counting towards MtronPTI’s tangible net worth covenant is limited to $4,500,000.

For any calendar quarter during the period commencing on April 1, 2009 and ending on March 31, 2010, the RBC Loan Agreement allows the Company to make a cash infusion into MtronPTI within 45 days after the end of a quarter if necessary to bring MtronPTI into compliance with one or more of its financial covenants.

In order to bring MtronPTI into compliance with its tangible net worth and fixed charge coverage ratio covenants as of September 30, 2009, the Company made a cash infusion of $680,000 into MtronPTI, all of which was used to reduce the amount outstanding under the FNBO Revolving Loan.  This payment changed the tangible net worth as of September 30, 2009 to $5,501,000, as compared to $4,821,000 prior to the payment, and changed MtronPTI’s fixed charge coverage ratio to 1.91 to 1.00, as compared to 1.11 to 1.00 prior to the payment.  The Company expects that based on its current covenant compliance projections, MtronPTI will be in compliance with the RBC Loan Agreement covenants at each quarterly testing date through maturity on October 1, 2010.

In connection with the RBC Term Loan, MtronPTI entered into a five-year interest rate swap from which it receives periodic payments at the LIBOR Base Rate and makes periodic payments at a fixed rate of 7.51% with monthly settlement and rate reset dates.  The Company has designated this swap as a cash flow hedge in accordance with ASC 815.  The fair value of the interest rate swap at September 30, 2009, is ($126,000) net of any tax effect, and is included in “other accrued expenses” on the condensed consolidated balance sheets.  The change in fair value is reflected in accumulated other comprehensive loss, net of any tax effect.

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

Item 4T.                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting in the quarter ended September 30, 2009, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                                Legal Proceedings.

None

Item 1A.                      Risk Factors.

We had operating losses in 2008 and for the nine months ended September 30, 2009.  We are uncertain as to our ability to return to profitability.

   We had a loss from continuing operations of $1,327,000 for the year ended December 31, 2008, and of $2,857,000 for the nine months ended September 30, 2009.  We are uncertain when or if we will generate sufficient revenues to return to operating profitability.

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

We are currently dedicated to manufacturing and marketing custom-designed highly-engineered electronic components that are used primarily to control the frequency or timing of signals in electronic circuits, and we do not offer any other products.  Given our reliance on this single line of business, unfavorable market conditions affecting that line of business would likely have a disproportionate impact on us in comparison with certain competitors, who have more diversified operations and multiple lines of business.  Should this line of business fail to generate sufficient sales to support ongoing operations, there can be no assurance that we will be able to develop alternate business lines.

As was the case in 2008, virtually all of MtronPTI’s 2009 revenues from continuing operations to date come from sales of frequency control devices, which consist of packaged quartz crystals, oscillator modules and electronic filters.  We expect that this product line will continue to account for substantially all of MtronPTI’s revenues for the foreseeable future.  Any decline in demand for this product line or failure to achieve continued market acceptance of existing and new versions of this product line may harm MtronPTI’s business and our financial position.

A decline in demand in the electronic component industry may result in order cancellations, order deferrals and lower average selling prices for our products.

    The electronic component industry in general, and specifically the Company, have experienced a decline in product demand on a global basis, resulting in order cancellations, order deferrals and lower average selling prices.  This trend may continue or could become more pronounced.

We will need to renew or replace our existing credit facilities and may need to raise additional capital in order to fund our operations, which may be especially difficult in the current economic environment.

    Our credit facilities include a revolving line of credit that expires on June 30, 2010 and a term loan with a maturity date of October 1, 2010 (which will require a balloon payment of approximately $2,261,000 upon maturity).  As of November 23, 2009, there was $1,902,000 of indebtedness outstanding under the revolving line of credit and approximately $2,355,000 principal amount of indebtedness under the term loan.  We will need to renew or replace such credit facilities as they expire or if they otherwise become unavailable, and we may require additional financing in order to fund our operations.  We may be unable to renew our existing credit facilities, find replacement facilities, or obtain additional financing on acceptable terms, or at all, which may result in delays in payments to our vendors and in our ordinary measures to repair, replace or improve upon existing infrastructure, and may cause our customers to lose confidence in our ability to supply high-quality products in a timely manner.

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

None.

Item 3.                                Defaults Upon Senior Securities.

None.

Item 4.                                Submission of Matters to a Vote of Security Holders.

None.

Item 5.                                Other Information.

None.

Item 6.    Exhibits.

Exhibit No.	Description

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

THE LGL GROUP, INC.

Date: November 23, 2009	BY:	/s/ Greg Anderson
Greg Anderson
President and Chief Executive Officer (Principal Executive Officer)

Date: November 23, 2009	BY:	/s/ Harold D. Castle
Harold D. Castle
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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