Form 10-K
period 2009-12-31
LGL GROUP INC
filed 2010-03-31
CIK 61004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

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

 Large accelerated filer ☐                                                                           Accelerated filer ☐

Non-accelerated filer ☐                                                                           Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter ($3.50) was $5,544,123. Solely for the purpose of this calculation, shares held by directors and executive officers of the registrant have been excluded.  Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

The number of outstanding shares of the registrant’s common stock was 2,227,684 as of March 29, 2010
.

THE LGL GROUP, INC.

PART I

Forward-Looking Statements

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

This Annual Report on Form 10-K contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this Annual Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Annual Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact be accurate.

Further, we do not undertake any obligation to publicly update any forward-looking statements.  As a result, you should not place undue reliance on these forward-looking statements.

Item 1.  Business.

The LGL Group, Inc., formerly Lynch Corporation, incorporated in 1928 under the laws of the State of Indiana and reincorporated under the laws of the State of Delaware in 2007, is a holding company with subsidiaries engaged in manufacturing custom-designed highly engineered electronic components.  The LGL Group, Inc. and its subsidiaries (collectively, the “Company”) maintains its executive offices at 2525 Shader Road, Orlando, Florida 32804.  The Company’s telephone number is (407) 298-2000.  The Company’s common stock is traded on NYSE Amex under the ticker symbol “LGL”.

The Company operates through its principal subsidiary, M-tron Industries, Inc., which includes the operations of M-tron Industries, Ltd. (“Mtron”), and Mtron’s subsidiaries Piezo Technology, Inc. and Piezo Technology India Private Ltd (jointly, “PTI”). The combined operations of Mtron and PTI are referred to herein as “MtronPTI.”  MtronPTI has operations in Orlando, Florida, Yankton, South Dakota and Noida, India.  In addition, MtronPTI has a sales office in Hong Kong.

The Company’s business development strategy is to expand its existing operations primarily through organic growth, and joint venture or merger and acquisition opportunities.  It may, from time to time, consider the acquisition of other assets or businesses that are not related to its present businesses.  However, the Company’s ability to consummate an acquisition will be largely dependent on its ability to obtain financing, and current global economic and financial market conditions, including severe disruptions in credit markets and the potential for a significant and prolonged global economic recession, may hinder the Company’s ability to obtain such financing.

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

MtronPTI’s Objectives

MtronPTI has built on the strength of its core expertise in packaged quartz crystal oscillator technologies and electronic filter technologies to become the supplier of choice to original equipment manufacturers that supply equipment with high-performance timing needs.  MtronPTI intends to grow through strong penetration of the timing and timing management portion of the electronics industry.  MtronPTI continues to work towards growing beyond a component company to a company offering integrated timing systems, timing system design services and engineered timing management products.

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

MtronPTI believes that it may be able to significantly enhance its business opportunities by acquiring technology, product portfolios, new design capabilities, and/or access to a portfolio of targeted customers.  Some of these may offer immediate sales opportunities, while others may meet longer-term objectives.  It plans to pursue these opportunities by making strategic acquisitions or by acquiring or licensing technology.

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

Manufacturing and Operations

MtronPTI’s operations are located in Orlando, Florida, Yankton, South Dakota, and Noida, India.  In addition, MtronPTI has a sales office in Hong Kong.  MtronPTI owns one building, approximately 71,000 square feet, on approximately seven acres of land in Orlando, Florida, which was acquired with the purchase of PTI.  MtronPTI owns a facility of approximately 28,000 square feet on approximately 11 acres of land and leases an approximately 16,000 square foot facility in Yankton, South Dakota.    MtronPTI leases approximately 13,000 square feet of office and manufacturing space in Noida, India, and approximately 1,500 square feet of office space in Hong Kong.

MtronPTI has established long-term relationships with several contract manufacturers in Asia.  Approximately 10.9% of MtronPTI’s revenues in 2009 were attributable to one such contract manufacturer located in both Korea and China.  MtronPTI maintains a rigorous quality control system and is an ISO 9001/2000 qualified manufacturer.  MtronPTI’s Hong Kong subsidiary (M-tron Industries, Limited) does not manufacture, but acts as a buying agent, regional warehouse, quality control and sales representative for its parent company.

Research and Development

At December 31, 2009, MtronPTI employed 60 engineers and technicians, primarily in Yankton, South Dakota and Orlando, Florida, who devote most of their time to research and development.  Research and development expense was approximately $2,149,000 and $3,050,000 in 2009 and 2008, respectively.

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

In 2009, MtronPTI’s largest customer, an electronics contract manufacturing company, accounted for approximately 8.0% of MtronPTI’s total revenues, compared to 7.0% for MtronPTI’s largest customer in 2008.  Revenues from MtronPTI’s 10 largest customers accounted for approximately 57.4% of revenues in 2009, compared to approximately 47.0% of revenues for 2008.

In 2009, the Company’s two largest customers accounted for 16.3% of total consolidated revenues, from operations.  In 2008, the two largest customers accounted for 12.9% of total consolidated revenues, from operations.

Seasonality

MtronPTI’s business is not seasonal.

Domestic Revenues

MtronPTI’s domestic revenues were $15,522,000 in 2009, or 49.6% of total revenues, compared with $17,465,000, or 43.5% of total revenues in 2008.

International Revenues

MtronPTI’s international revenues were $15,779,000 in 2009, or 50.4% of total sales, compared to $22,714,000, or 56.5% of total sales for 2008.  In each of 2009 and 2008, these revenues were mainly derived from customers in Malaysia and China, with additional significant sales in Canada, Thailand, Singapore and Mexico.  MtronPTI avoids significant currency exchange risk by transacting and settling substantially all international sales in United States dollars.

Risks Attendant to Foreign Operations

See Part I, Item 1.A, “Risk Factors,” “We have significant international operations and sales to customers outside of the United States that subject us to certain business, economic and political risks,” for a discussion of the risks attendant to our foreign operations.

Backlog

At December 31, 2009, MtronPTI’s order backlog was $13,958,000, which was an increase of 70.6% compared to a backlog of $8,182,000 at December 31, 2008.  The growth in backlog is primarily due to increased repeat orders from existing customers, as well as orders received from new customers obtained through the Company’s ongoing efforts to expand within its target markets.  The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent, which we have determined are firm orders and likely to proceed.  Although backlog represents only business that is considered likely to be fulfilled, cancellations or scope adjustments may and do occur.

Backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any.  The Company expects to fill its entire 2009 backlog in 2010, but cannot provide assurances as to the portion of backlog to be fulfilled in a given year.

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

Competition

Frequency control devices are sold in a highly competitive industry.  There are numerous domestic and international manufacturers who are capable of providing custom designed quartz crystals, oscillators and electronic filters comparable in quality and performance to MtronPTI’s products.  Competitors include Vectron International (a division of Dover Corporation), CTS Corporation, K&L (a division of Dover Corporation) and Saronix (a division of Pericom Semiconductor Corporation).  MtronPTI does not operate in the same markets as high volume manufacturers of standard products; rather it focuses on manufacturing lower volumes of more precise, custom designed frequency control devices.  Many of MtronPTI’s competitors and potential competitors have substantially greater financial, engineering, manufacturing and marketing resources than MtronPTI.

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

Employees

As of December 31, 2009, the Company employed 218 people (full-time equivalents): 2 within corporate headquarters and 216 within its subsidiary, MtronPTI, which includes 87 primarily in Yankton, South Dakota, 114 primarily in Orlando, Florida, 8 in Hong Kong, and 7 in Noida, India.  The Company reduced its headcount significantly in 2009 (from 275 at the beginning of the year to 218 at year end) as part of its restructuring plan to improve operational efficiency.  None of its employees is represented by a labor union and the Company considers its employee relations to be good.

Environmental

The Company’s manufacturing operations, products, and/or product packaging are subject to environmental laws and regulations governing air emissions, wastewater discharges, and the handling, disposal and remediation of hazardous substances, wastes and other chemicals.  In addition, more stringent environmental regulations may be enacted in the future, both within the United States and internationally, and we cannot presently determine the modifications, if any, in the Company’s operations that any future regulations might require, or the cost of compliance that would be associated with these regulations.

The capital expenditures, earnings and competitive position of the Company have not been materially affected to date by compliance with current federal, state, and local laws and regulations (domestic and foreign) relating to the protection of the environment.  However, the Company cannot predict the effect of future laws and regulations.

Long-Lived Assets

Long-lived assets, including intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount thereof may not be recoverable.  Management assesses the recoverability of the cost of the assets based on a review of projected undiscounted cash flows.  In the event an impairment loss is identified, it is recognized based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset.  Fair value is determined using pertinent market information, including appraisals, and/or projected undiscounted cash flows.

Item 1A.  Risk Factors.

You should carefully consider the risks described below before making a decision to invest in our common stock.  If any of these risks actually occurs, our business financial condition, results of operations, or prospects could be materially adversely affected.  This could cause the trading price of our common stock to decline and a loss of all or part of your investment.  The risks described below are not the only ones facing us.  Additional risks not currently known to us or that we currently believe to be immaterial may also impair the Company’s business operations and our liquidity.

Risks Related to Our Business and Industry

We had net  losses in 2009 and 2008 and are uncertain as to our  ability to return to profitability.

We had a net loss of $2,522,000 for the year ended December 31, 2009 and a net loss of $1,282,000 for the year ended December 31, 2008.  We are uncertain when or if we will generate sufficient revenues and sufficiently reduce expenses to return to profitability.

The current severe worldwide economic slowdown has negatively affected our sales and the business of our suppliers, which may materially adversely affect our profitability and revenue growth.

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

Our revenue and profitability also depend on the business of our suppliers.  Economic weakness affecting our suppliers may make them unable or unwilling to continue supplying components and materials at reasonable prices or at all, requiring us to use additional resources to find alternative sources of components and materials.  As a result, we may experience increased expenses, negatively affecting our margins and profitability.

We will need to renew or replace our existing credit facilities and may need to raise additional capital in order to fund our operations, which may be especially difficult in the current economic environment.

Our credit facilities include a revolving credit facility that expires on June 30, 2010 and a term loan with a October 1, 2010 maturity date.  At March 30, 2010, there was $2,047,000 of indebtedness outstanding under the revolving credit facility and principal amount of indebtedness totaling $2,319,000 under the term loan.  We will need to renew or replace such credit facilities as they expire or if they otherwise become unavailable, and we may require additional financing in order to fund our operations.  We may be unable to renew our existing credit facilities, find replacement facilities, or obtain additional financing on acceptable terms, or at all, which may result in delays in payments to vendors and in our ordinary activities to repair, replace or improve upon existing infrastructure, and may cause our customers to lose confidence in our ability to supply high-quality products in a timely manner.

The capital and credit markets remain tight as a result of adverse economic conditions.  If such conditions persist and funds are not readily available, it is likely that our ability to access capital and credit markets will remain limited.  In addition, if current global economic conditions persist for an extended period of time or worsen substantially, our business may suffer in a manner that could cause us to fail to satisfy the financial and other restrictive covenants to which we are subject under our existing credit facilities.

Under certain of our existing credit facilities, we are required to obtain the lenders’ consent for most additional debt financing, potentially making it more difficult for us to obtain such financing.

We are a holding company, and therefore are dependent upon the operations of our subsidiaries to meet our obligations.

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

To the extent that we are able to secure the necessary financing, we intend to explore opportunities to buy other businesses or technologies that could complement, enhance or expand our current business or product lines, or that might otherwise offer us growth opportunities.  We may have difficulty finding such opportunities or, if such opportunities are identified, we may not be able to complete such transactions for reasons including a failure to secure necessary financing.

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

In 2009, the majority of MtronPTI’s revenues were derived from sales to manufacturers of communications and network infrastructure equipment, including indirect sales through distributors and contract manufacturers.  In 2010, MtronPTI expects a smaller but significant portion of its revenues to be derived from sales to these manufacturers.  Communications and network service providers have experienced periods of capacity shortage and periods of excess capacity.  In periods of excess capacity, communications systems and network operators cut purchases of capital equipment, including equipment that incorporates MtronPTI’s products.  A slowdown in the manufacture and purchase of communications and network infrastructure equipment could substantially reduce MtronPTI’s net sales and operating results and adversely affect our financial condition.  Moreover, if the market for communications or network infrastructure equipment fails to grow as expected, MtronPTI may be unable to maintain or grow its revenue.

If MtronPTI is unable to introduce innovative products, demand for its products may decrease.

MtronPTI’s future operating results are dependent on its ability to continually develop, introduce and market innovative products, to modify existing products, to respond to technological change and to customize some of its products to meet customer requirements.  There are numerous risks inherent in this process, including the risks that MtronPTI will be unable to anticipate the direction of technological change or that it will be unable to develop and market new products and applications in a timely or cost-effective manner to satisfy customer demand.

The business of MtronPTI’s customers is cyclical.  A decline in demand in the electronic component industry may result in order cancellations and deferrals and lower average selling prices for MtronPTI’s products.

MtronPTI sells to industries that are subject to cyclical economic changes.  MtronPTI principally sells to customers within the telecommunications, military and aerospace industries that produce products with an expected business life ranging from less than one year to more than 10 years depending on their application.

The electronic component industry in general, and specifically MtronPTI, has experienced a decline in product demand on a global basis, resulting in order cancellations and deferrals and lower average selling prices.  This trend may continue and may become more pronounced.

MtronPTI’s market is highly competitive, and it may lose business to larger and better-financed competitors.

MtronPTI’s market is highly competitive worldwide, with low transportation costs and few import barriers.  MtronPTI competes principally on the basis of product quality and reliability, availability, customer service, technological innovation, timely delivery and price.  Within the industry in which MtronPTI competes, competition has become increasingly concentrated and global in recent years.  MtronPTI’s major competitors, some of which are larger, and potential competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing and customer support capabilities.

We are  dependent on a single line of business.

We are currently dedicated to manufacturing and marketing custom designed highly engineered electronic components that are used primarily to control the frequency or timing of signals in electronic circuits, and we do not offer any other products.  As was the case in 2008, virtually all of MtronPTI’s 2009 revenues came from sales of frequency control devices, which consist of packaged quartz crystals, oscillator modules and electronic filters.  We expect that this product line will continue to account for substantially all of MtronPTI’s revenues for the foreseeable future.

Given our reliance on this single line of business, any decline in demand for this product line or failure to achieve continued market acceptance of existing and new versions of this product line may harm MtronPTI’s business and our financial condition.  Additionally, unfavorable market conditions affecting this line of business would likely have a disproportionate impact on us in comparison with certain competitors, who have more diversified operations and multiple lines of business.  Should this line of business fail to generate sufficient sales to support ongoing operations, there can be no assurance that we will be able to develop alternate business lines.

Our success depends on our ability to retain key management and technical personnel and attracting, retaining, and training new technical personnel.

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

We are considered a non-accelerated filer and have not been required to obtain an attestation report from our independent registered public accounting firm regarding its internal control over financial reporting under Section 404(b) in the Sarbanes-Oxley Act of 2002. If we become required to obtain an attestation report regarding our internal control over financial reporting, which is currently scheduled to occur starting with the Company’s Annual Report on Form 10-K for its fiscal year ending December 31, 2010, we believe that the additional cost incurred to obtain this attestation would have a material impact on our earnings.

MtronPTI’s backlog may not be indicative of future revenues.

MtronPTI’s backlog comprises orders that are subject to specific production release, orders under written contracts, oral and written orders from customers with which MtronPTI has had long-standing relationships and written purchase orders from sales representatives.  MtronPTI’s customers may order components from multiple sources to ensure timely delivery when backlog is particularly long and may cancel or defer orders without significant penalty.  They may cancel orders when business is weak and inventories are excessive, a phenomenon that MtronPTI previously experienced in the most recent preceding economic slowdown.  As a result, the Company cannot provide assurances as to the portion of backlogged orders to be filled in a given year, and MtronPTI’s backlog as of any particular date may not be representative of actual revenues for any succeeding period.

MtronPTI relies upon a limited number of contract manufacturers for a significant portion of its finished products, and a disruption in those relationships could have a negative impact on MtronPTI’s revenues.

In 2009, approximately 10.9% of MtronPTI’s revenue was attributable to finished products that were manufactured by an independent contract manufacturer located in both Korea and China (12.7% in 2008).  We expect this manufacturer to account for a smaller but substantial portion of MtronPTI’s production in 2010 and a material portion of MtronPTI’s revenues for the next several years.  MtronPTI does not have a written, long-term supply contract with this manufacturer.  If this manufacturer becomes unable to provide products in the quantities needed, or at acceptable prices, MtronPTI would have to identify and qualify acceptable replacement manufacturers or manufacture the products internally.  Due to specific product knowledge and process capability, MtronPTI could encounter difficulties in locating, qualifying and entering into arrangements with replacement manufacturers.  As a result, a reduction in the production capability or financial viability of this manufacturer, or a termination of, or significant interruption in, MtronPTI’s relationship with this manufacturer, may adversely affect MtronPTI’s results of operations and our financial condition.

MtronPTI purchases certain key components from single or limited sources and could lose sales if these sources fail to fulfill its needs.

If single source components were to become unavailable on satisfactory terms, and MtronPTI could not obtain comparable replacement components from other sources in a timely manner, the Company’s business, results of operations and financial condition could be harmed.  On occasion, one or more of the components used in MtronPTI’s products have become unavailable, resulting in unanticipated redesign and related delays in shipments.  We cannot give assurance that similar delays will not occur in the future.  Our suppliers may be impacted by compliance with environmental regulations including Restriction of Hazardous Substances (“RoHS”) and Waste Electrical and Electronic Equipment (“WEEE”), which could disrupt the supply of components or cause additional costs for MtronPTI to implement new components into its manufacturing process.

MtronPTI’s products are complex and may contain errors or design flaws, which could be costly to correct.

When MtronPTI releases new products, or new versions of existing products, they may contain undetected or unresolved errors or defects.  The vast majority of MtronPTI’s products are custom-designed for requirements of specific OEM systems. The expected business life of these products ranges from less than one year to more than 10 years depending on the application. Some of the customizations are modest changes to existing product designs while others are major product redesigns or new product platforms.

Despite testing, errors or defects may be found in new products or upgrades after the commencement of commercial shipments.  Undetected errors and design flaws have occurred in the past and could occur in the future.  These errors could result in delays, loss of market acceptance and sales, diversion of development resources, damage to the Company’s reputation, legal action by its customers, failure to attract new customers and increased service costs.

Communications and network infrastructure equipment manufacturers increasingly rely upon contract manufacturers, thereby diminishing MtronPTI’s ability to sell its products directly to those equipment manufacturers.

There is a continuing trend among communications and network infrastructure equipment manufacturers to outsource the manufacturing of their equipment or components.  As a result, MtronPTI’s ability to persuade these OEMs to utilize its products in customer designs could be reduced and, in the absence of a manufacturer’s specification of MtronPTI’s products, the prices that MtronPTI can charge for them may be subject to greater competition.

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

Environmental laws and regulations may cause us to change our manufacturing processes, redesign some of our products, and change components to eliminate some substances in MtronPTI’s products in order to be able to continue to offer them for sale.

We have significant international operations and sales to customers outside of the United States that  subject us to certain business, economic and political risks.

We have office and manufacturing space in Noida, India.  Additionally, our 2009 and 2008 export sales (primarily to Malaysia and China) accounted for 50.4% of our 2009 consolidated revenues and 56.5% of our 2008 consolidated revenues.  We anticipate that sales to customers located outside of the United States will continue to be a significant part of our revenues for the foreseeable future.  Our international operations and sales to customers outside of the United States subject our operating results and financial condition to certain business, economic, political, health, regulatory and other risks, including:

• political and economic instability in countries in which MtronPTI’s products are manufactured and sold;

• expropriation or the imposition of government controls;

• sanctions or restrictions on trade imposed by the United States government;

• export license requirements;

• trade restrictions;

• currency controls or fluctuations in exchange rates;

• high levels of inflation or deflation;

• greater difficulty in collecting accounts receivable and longer payment cycles;

• changes in labor conditions and difficulties in staffing and managing international operations; and

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

Since January 1, 2009, the high and low bid prices for our common stock were $5.55 and $1.18, respectively, as of March 30, 2010.  There is a limited public market for our common stock, and we cannot provide assurances that an active trading market will develop.  As a result of low trading volume in our common stock, the purchase or sale of a relatively small number of shares could result in significant share price fluctuations.

Additionally, the market price of our common stock may continue to fluctuate significantly in response to a number of factors, some of which are beyond our control, including the following:

•	general economic conditions affecting the availability of long-term or short-term credit facilities, the purchasing and payment patterns of our customers, or the requirements imposed by our suppliers;

•	economic conditions in our industry and in the industries that typically comprise our customers and suppliers;

•	changes in financial estimates or investment recommendations by securities analysts relating to our common stock;

•	loss of a major customer;

•	announcements by our or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and

•	changes in key personnel.

Our officers, directors and principal stockholders have significant voting power and may vote their shares in a manner that is not in the best interest of other stockholders.

Our officers, directors and principal stockholders control approximately 44% of the voting power represented by our outstanding shares of common stock as of March 30, 2010.  If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all of our stockholders.

Provisions in the Company’s corporate charter documents and under Delaware law could make an acquisition of the Company more difficult, which acquisition may be beneficial to stockholders.

Provisions in the Company’s certificate of incorporation and by-laws, as well as provisions of the General Corporation Law of the State of Delaware (“DGCL”), may discourage, delay or prevent a merger, acquisition or other change in control of our company, even if such a change in control would be beneficial to our stockholders.  These provisions include the following:

•	prohibiting our stockholders from fixing the number of directors; and

•	establishing advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our Board of Directors.

Additionally, Section 203 of the DGCL prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.  We have not opted out of the restrictions under Section 203.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company’s principal executive offices are located in Orlando, Florida within an MtronPTI operating facility.   MtronPTI’s operations are located in Orlando, Florida, Yankton, South Dakota, and Noida, India.  MtronPTI also has a sales office in Hong Kong.

MtronPTI owns one building in Orlando, Florida, containing approximately 71,000 square feet, on approximately seven acres of land.  MtronPTI has two separate facilities in Yankton, South Dakota, which contain approximately 44,000 square feet in the aggregate.  One of these is owned, the other leased.  The Yankton, South Dakota manufacturing facility that is owned by MtronPTI contains approximately 28,000 square feet, is situated on approximately 11 acres of land and is subject to security deeds relating to loans.  The leased facility in Yankton, South Dakota contains approximately 16,000 square feet and is subject to a lease renewable annually on September 30.   The Company leases approximately 13,000 square feet of office and manufacturing space in Noida, India, and approximately 1,500 square feet of office space in Hong Kong.  It is the Company’s opinion that the facilities referred to above are in good operating condition and suitable and adequate for present uses.

The Company also owns six buildings located in Bainbridge, Georgia that were formerly used in connection with the operations of Lynch Systems, a subsidiary of the Company whose operating assets were sold in 2007.  The Company is actively marketing these buildings for sale.

Item 3.  Legal Proceedings.

None.

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Our common stock is traded on NYSE Amex, formerly known as the American Stock Exchange, under the symbol “LGL.” Based upon information furnished by our transfer agent, at March 30, 2010, we had approximately 664 holders of record of our common stock.  The following table sets forth the high and low sales prices for our common stock for the periods indicated as reported by NYSE Amex:

Fiscal Year 2010	High	Low
First Quarter (1)	$6.90	$3.29

Fiscal Year 2009	High	Low
First Quarter	$2.28	$1.18
Second Quarter	4.50	1.70
Third Quarter	3.97	2.59
Fourth Quarter	3.75	2.30

Fiscal Year 2008	High	Low
First Quarter	$13.90	$6.20
Second Quarter	8.75	6.50
Third Quarter	8.40	5.00
Fourth Quarter	5.10	1.00

(1)  From January 1, 2010 through March 30, 2010.

Dividend Policy

The Board of Directors has adopted a policy of not paying cash dividends.  This policy takes into account the long-term growth objectives of the Company, especially its acquisition program, stockholders’ desire for capital appreciation of their holdings and the current tax law disincentives for corporate dividend distributions.  In addition, the Company’s current credit agreements limit the subsidiaries’ ability to pay dividends and under such provisions, the Company currently cannot pay any dividends.  Accordingly, no cash dividends have been paid since January 30, 1989, and none are expected to be paid for the foreseeable future.

Equity Compensation Plan Information

The following table provides information as of December 31, 2009 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	20,000	$13.17	481,700

Equity compensation plans not approved by security holders	--	--	--
Total	20,000	$13.17	481,700

(1)
Our 2001 Equity Incentive Plan was originally approved by our stockholders on May 2, 2002, and an amendment to the 2001 Equity Incentive Plan was approved by our stockholders on May 26, 2005.  600,000 shares of our common stock were authorized for issuance under the 2001 Equity Incentive Plan.

Recent Sales of Unregistered Securities

None.

Item 6.  Selected Financial Data.

You should read the following selected consolidated financial data together with ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and our consolidated financial statements and the related notes included elsewhere in this report.

The selected consolidated statement of operations data for the years ended December 31, 2008 and 2009 and the selected consolidated balance sheet data as of December 31, 2008 and 2009 are derived from our audited consolidated financial statements included elsewhere in this report.  The selected consolidated statement of operations data for the years ended December 31, 2005, 2006 and 2007 and the selected consolidated balance sheet data as of December 31, 2005, 2006 and 2007 are derived from our audited consolidated financial statements not included in this report.  These financial statements have been prepared in accordance with U.S. generally accepted accounting principles.  Our historical results may not be indicative of the operating results to be expected in any future period.

	Year ended December 31, (a)
(in thousands, except per share data)
	2009	2008	2007	2006	2005
Revenues	$31,301	$40,179	$39,536	$41,549	$35,051
Operating income (loss) (b)	(2,154)	(810)	(1,805)	1,356	489
Income (loss) before income taxes	(2,503)	(1,155)	(2,511)	732	1,069
Benefit (provision) for income taxes	(19)	(127)	(135)	225	201
Net income (loss)	$(2,522)	$(1,282)	$(2,646)	$957	$1,270

Per common share:(c)
Basic and diluted net income (loss) per common share	(1.15)	(0.59)	(1.23)	0.44	0.77

	December 31, (a)
(in thousands)
	2009	2008	2007	2006	2005
Cash, securities and short-term investments (d)	$3,816	$5,325	$5,281	$7,039	$8,250

Restricted cash (e)	--	--	--	96	650

Total assets (f)	18,568	22,652	23,142	31,343	33,039

Total long-term debt (including current portion)	3,289	4,057	4,454	5,127	6,246

Stockholders' equity (f) (g)	9,010	11,332	12,642	16,742	15,071

Notes:

(a)	The data presented excludes the results of operations of Lynch Systems, Inc., as its operating assets were sold during 2007. The operating results from Lynch Systems, Inc. were discontinued in 2007.

(b)  Operating income (loss) is revenues less operating expenses, which excludes investment income, interest expense, gain on sale of land and equipment, other income and taxes.  Included are asset impairment and restructuring charges and the gain on deconsolidation.

(c)	Based on weighted average number of shares of common stock outstanding.

(d)	Includes short-term marketable securities.

(e)	The Company did not have any restricted cash at December 31, 2009 and 2008.

(f)	Includes retrospective adjustment due to change in accounting principle from LIFO to FIFO.

(g)	No cash dividends have been declared over the periods presented.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our audited consolidated financial statements and the accompanying notes.  This discussion contains forward-looking statements, within the meaning of Section 27A of Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected financial position, business and financing plans.  These statements involve risks and uncertainties.  Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly under the headings “Forward-Looking Statements” and “Risk Factors.”

Results of Operations

2009 Compared to 2008

Consolidated Revenues and Gross Margin

In the year ended December 31, 2009, consolidated revenues decreased by $8,878,000, or 22.1%, to $31,301,000, from $40,179,000 in 2008.  The decrease was due primarily to a general economic slowdown and a corresponding decrease in demand for the electronic components in which our products are used.  Domestic sales decreased by $1,943,000 or 11%, to $15,522,000 and foreign sales decreased by $6,935,000, or 30.5%, to $15,779,000, as compared to 2008.  The decrease in foreign sales was greater than in domestic sales because a greater portion of the sales declines were from the telecommunications market segment, which comprises a substantial portion of foreign sales.  The Company is continuing its efforts to grow revenue by expanding into new geographic regions and into additional segments of the timing and frequency equipment market, such as alternative energy management, energy exploration, military personnel protection and homeland security.  This emphasis is expected to help the Company partially weather the recessionary impact on its current customers and revenue base by providing additional revenues from these target segments.

In the year ended December 31, 2009, consolidated gross margin as a percentage of revenues decreased to 23.7% from 25.8% for 2008. The reduction in gross margin is primarily attributable to higher fixed overhead as a percentage of sales driven by the overall economic slowdown and the related decrease in revenues, as well as in part to higher materials and supply costs.

During 2009, the Company executed a comprehensive resizing of its operations to realign its cost structure and is continuing its efforts to improve upon its manufacturing and supply chain efficiency.

Operating Loss

The operating loss of $2,154,000 for 2009 is an increase of $1,344,000 from the operating loss for 2008 of $810,000. The increased loss is primarily attributable to a 22.1% reduction in revenues, compounded by a 2.2% reduction in gross margin as a percentage of revenues.  Engineering, selling and administrative expenses for 2009 decreased by $1,865,000 from $11,209,000 for 2008 to $9,344,000 for 2009.  This decrease in expense is primarily attributable to reductions in head count, a decrease in professional fees, and a reduction in the costs of continuing to comply with the Sarbanes-Oxley Act of 2002.  The decrease in expenses was partially offset by an impairment of $235,000 recognized on the assets of Lynch Systems in 2009 compared to an impairment loss of $0 recognized in 2008 for the same assets.  The Company expects that its sales focus combined with its resizing efforts will result in improved  operating performance in the future.

Interest Expense

Interest expense was $405,000 for the year ended December 31, 2009, which was an increase of $19,000 from $386,000 for the year ended December 31, 2008.  The increase was primarily due to a higher average balance outstanding on MtronPTI’s short-term credit facility during the year, as well as an increase in the interest rate imposed by the Company’s banks in connection with amendments to the Company’s credit facilities in 2009.

Income Taxes

The income tax expense for the years ended December 31, 2009 and 2008, were $19,000 and $127,000, respectively, for foreign taxes.

Net Loss

Net loss for the year ended December 31, 2009 was $2,522,000 compared with net loss for the year ended December 31, 2008 of $1,282,000.  The increased loss was primarily attributable to a 22.1% decline in revenues for 2009 as compared to 2008, compounded by a 2.2% decrease in gross margin.  Basic and diluted net loss per share for the year ended December 31, 2009 was ($1.15) compared with ($0.59) for year ended December 31, 2008.

Backlog

At December 31, 2009, MtronPTI’s order backlog was $13,958,000, which was an increase of 70.6% compared to a backlog of $8,182,000 at December 31, 2008.  The growth in backlog is primarily due to increased repeat orders from existing customers, as well as orders received from new customers obtained through the Company’s ongoing efforts to expand within its target markets.  The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent, which we have determined are firm orders and likely to proceed.  Although backlog represents only business that is considered likely to be fulfilled, cancellations or scope adjustments may and do occur.

Backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any.  The Company expects to fill its entire 2009 backlog in 2010, but cannot provide assurances as to the portion of backlog to be fulfilled in a given year.

Sale of Select Assets and Liabilities of Subsidiary and Discontinued Operations

In June 2007, the Company finalized its sale of certain assets and liabilities of Lynch Systems to a third party.  The assets sold included certain accounts receivable, inventories, machinery and equipment. The Buyer also assumed certain liabilities of Lynch Systems, including accounts payable, customer deposits and accrued warranties.  The result of the sale transaction was a loss of $982,000. Lynch Systems retained certain assets including the land, buildings and some equipment used in its operations and certain accounts receivable balances. The Company intends to sell the land, buildings and remaining equipment, which are classified as held and used. The Company recognized an impairment loss for the remaining assets of Lynch Systems as part of its operations of $235,000 in 2009.  There was no impairment in 2008.

The operations of Lynch Systems were discontinued in 2007.  There were no revenues generated by the operations of Lynch Systems in 2009 or 2008, and the loss was $0 for 2009 and $24,000 for 2008.

Inflationary Risk for Raw Materials

In the two most recent years, the Company has had some exposure to the impact of inflation with respect to the prices of raw materials.  Most raw materials used in the production of MtronPTI products are available in adequate supply from a number of sources.  The prices of these raw materials are relatively stable.  However, some raw materials including printed circuit boards, quartz, and certain metals including steel, aluminum, silver, gold, tantalum and palladium, are subject to greater supply fluctuations and price volatility, as experienced over the past year in conjunction with the current economic slowdown.  The Company generally has been able to include some cost increases in its pricing, but revenues and margins have been adversely impacted.

Liquidity and Capital Resources

The Company’s cash and cash equivalents, and investments in marketable securities at December 31, 2009 totaled $3,843,000, a decrease of $1,496,000 compared to $5,339,000 at December 31, 2008.  Specifically, cash and cash equivalents decreased by $1,509,000, from $5,325,000 at December 31, 2008 to $3,816,000 at December 31, 2009.

Cash provided by operating activities was $637,000 in 2009, compared to $943,000 of cash used in operating activities in 2008.  The increase in operating cash flow of $1,580,000 was due to a decrease in accounts receivable of $1,704,000, an increase in accounts payable and accrued liabilities of $329,000, and an impairment loss on Lynch System’s assets of $235,000 in 2009, compared to an increase in accounts receivable of $101,000, a decrease in accounts payable and accrued liabilities of $575,000 and $0 of impairment loss in 2008.

Cash used in investing activities was $325,000 during 2009 compared to $282,000 used during 2008, which was primarily driven by the Company’s investment in capital equipment.

Cash used in financing activities was $1,821,000 during 2009, as a result of repayments on notes payable to banks of $1,053,000 and repayments of long-term debt of $768,000.  Cash provided by financing activities in 2008 was $1,317,000, resulting from $1,714,000 of borrowings against MtronPTI’s short-term credit facility offset by $397,000 of note repayments made on its outstanding long-term debt agreements.

At December 31, 2009, the Company’s consolidated working capital was $5,466,000, compared to $9,970,000 at December 31, 2008.  At December 31, 2009, the Company had consolidated current assets of $14,355,000, consolidated current liabilities of $8,889,000 and a ratio of consolidated current assets to consolidated current liabilities of 1.61 to 1.00.  At December 31, 2008, the Company had consolidated current assets of $17,630,000, consolidated current liabilities of $7,660,000 and a current ratio of 2.30 to 1.00.  The decrease in consolidated working capital is primarily driven by the re-classification of the term loan with RBC Bank (“RBC”) of $2,341,000 as of December 31, 2009 to a current liability due to its scheduled maturity on October 1, 2010, as well as repayments of long-term debt totaling $768,000 for 2009, and an increase in accounts payable of $240,000 as of December 31, 2009 compared to December 31, 2008, which is due to increased materials purchases related to increased production and shipments during the fourth quarter of 2009.

Note payable to bank decreased $1,053,000 to $1,696,000 at December 31, 2009, compared to $2,749,000 at December 31, 2008.  The decrease is due to repayments made against MtronPTI’s short-term credit facility, which were required to remedy certain covenant requirements for the quarters ended June 30, 2009 and September 30, 2009.  Total long-term debt (including both the current and long-term portions) was $3,289,000 at December 31, 2009, a decrease of $768,000 as compared to the balance at December 31, 2008 of $4,057,000.  The decrease was primarily due to a one-time principal payment of $400,000 made to remedy certain covenant requirements, as well as scheduled principal payments totaling $301,000.

On October 14, 2004, MtronPTI entered into a loan agreement with First National Bank of Omaha (“FNBO”) which was amended and restated on August 18, 2009 (the “FNBO Loan Agreement”).  The FNBO Loan Agreement

provides for a short-term credit facility of up to $4,000,000 as of December 31, 2009 (the “FNBO Revolving Loan”).  The principal balance of the FNBO Revolving Loan bears interest at 30-day LIBOR plus 4.75%, with interest only payments due monthly and the final payment of principal and interest due on June 30, 2010.  There is also an unused commitment fee of 0.50% per annum, payable quarterly.  At December 31, 2009, the amount outstanding under the FNBO Revolving Loan was $1,696,000, with unused borrowing capacity of $2,304,000.  The unused borrowing capacity under the FNBO Revolving Loan as of December 31, 2008 was $2,751,000, which was prior to the August 18, 2009 amendment that reduced the maximum amount that could be borrowed under the FNBO Revolving Loan from $5,500,000 to $4,000,000.

The FNBO Loan Agreement also provided for a term loan in the original principal amount of $2,000,000 (the “FNBO Term Loan”).  At December 31, 2009, the principal amount of the FNBO Term Loan was approximately $948,000, and the principal balance bears interest at 30-day LIBOR plus 2.10%, with payments of approximately $22,000 due monthly and all remaining principal and interest due January 24, 2013.

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

At December 31, 2009, MtronPTI was not in compliance with the current ratio financial covenant under the FNBO Loan Agreement (1.43 to 1.00 current ratio vs. the minimum requirement of 1.50 to 1.00), due primarily to the re-classification of the term loan with RBC to a current liability because of its maturity date of October 1, 2010.  FNBO has agreed to waive non-compliance with that covenant for the quarter ended December 31, 2009 and for the quarter ending March 31, 2010 if the current ratio does not drop below the December 31, 2009 testing level.  The Company expects that, based on current projections, MtronPTI will be in compliance with the FNBO Loan Agreement covenants at each quarterly testing date through maturity on June 30, 2010.

In connection with the FNBO Term Loan, MtronPTI entered into a separate interest rate swap agreement with FNBO from which it receives periodic payments at the LIBOR Base Rate and makes periodic payments at a fixed rate of 5.60% through the term of the FNBO Term Loan.  The Company has designated this swap as a cash flow hedge.  The fair value of the interest rate swap was ($32,000) at December 31, 2009, and ($53,000) at December 31, 2008, net of any tax effect, and is included in “other accrued expenses” on the consolidated balance sheets.  The change in fair value is reflected in accumulated other comprehensive loss, net of any tax effect.

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

All outstanding obligations under the RBC Loan Agreement are collateralized by a security interest in the Orlando real estate assets of our subsidiary, MtronPTI, and guaranteed by the Company.

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

At December 31, 2009, MtronPTI was not in compliance with the fixed charge coverage ratio covenant under the RBC Loan Agreement (0.99 to 1.00 current ratio vs. the minimum requirement of 1.20 to 1.00), due primarily to the re-classification of the RBC Term Loan to a current liability because of its approaching maturity date.  RBC has agreed to waive non-compliance with that covenant for the quarter ended December 31, 2009, and that for the purposes of calculating the fixed charge coverage ratio for the periods up to and including October 1, 2010, RBC intends to utilize only the current portion of long term debt due, excluding any portion of long term debt in the current year due as a result of the maturity date.

In connection with the RBC Term Loan, MtronPTI entered into a five-year interest rate swap from which it receives periodic payments at the LIBOR Base Rate and makes periodic payments at a fixed rate of 7.51% with monthly settlement and rate reset dates.  The Company has designated this swap as a cash flow hedge.  The fair value of the interest rate swap was ($97,000) at December 31, 2009 and ($182,000) at December 31, 2008, net of any tax effect, and is included in “other accrued expenses” on the consolidated balance sheet.  The change in fair value is reflected in accumulated other comprehensive loss, net of any tax effect.

We will need to renew or replace our credit facilities as they expire or if they otherwise become unavailable, and we may require additional financing in order to fund our operations.  We may be unable to renew our existing credit facilities, find replacement facilities, or obtain additional financing on acceptable terms, or at all, which may result in delays in payments to our vendors and in our ordinary measures to repair, replace or improve upon existing infrastructure, and may cause our customers to lose confidence in our ability to supply high-quality products in a timely manner.

Debt outstanding at December 31, 2009 included $3,289,000 of fixed rate debt at year-end weighted average interest rate of 6.56% (after considering the effect of the interest rate swap) and variable rate debt of $1,696,000 at a year end average rate of 4.99%.

Aggregate principal maturities of long-term debt for each of the next five years based upon payment terms and interest rates in effect at December 31, 2009 are as follows (in thousands):

2010	$2,620
2011	299
2012	321
2013	49
2014	0
Total	$3,289

The Board of Directors has adopted a policy of not paying cash dividends.  This policy takes into account the long-term growth objectives of the Company, stockholders’ desire for capital appreciation of their holdings and the current tax law disincentives for corporate dividend distributions.  In addition, payment of dividends, and advances and repayments of inter-company debt by the Company’s subsidiaries are restricted by MtronPTI’s credit agreements.  Accordingly, no cash dividends have been paid since January 30, 1989, and none are expected to be paid for the foreseeable future.

Critical Accounting Policies

The Company’s significant accounting policies are described in Note A to the Consolidated Financial Statements.  The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to the carrying value of inventories, the likelihood of collecting its outstanding accounts receivable, value of stock based compensation, and the provision for income taxes.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  In the past, actual results have not been materially different from the Company’s estimates.  However, results may differ from these estimates under different assumptions or conditions.

The Company has identified the following as critical accounting policies, based on the significant judgments and estimates used in determining the amounts reported in its consolidated financial statements:

Accounts Receivable

Accounts receivable on a consolidated basis consist principally of amounts due from both domestic and foreign customers.  Credit is extended based on an evaluation of the customer’s financial condition and collateral is not generally required.  MtronPTI has credit sales to industries that are subject to cyclical economic changes.  The Company maintains an allowance for doubtful accounts at a level that management believes is sufficient to cover potential credit losses.

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

Inventory Valuation

Inventories are stated at the lower of cost or market value using the FIFO method (first-in, first-out).

In 2009, the Company elected to change its method of valuing its inventory to the FIFO method, whereas in all prior years a portion of inventory was valued using the LIFO method.  For the year ended December 31, 2008, approximately 34% of inventory was valued using the LIFO method.  The new method of accounting for inventories was adopted because FIFO is used by substantially all of the Company’s competitors.  Comparative financial statements of prior years have been adjusted to apply the new method retrospectively.

As a result of the accounting change, accumulated deficit as of January 1, 2008 decreased from ($8,066,000), as originally reported using the LIFO method, to ($7,800,000) using the FIFO method.  The effect of the change on cost of goods sold was a reduction of $28,000 and $21,000 for 2009 and 2008, respectively.  The effect on total inventories as of December 31, 2009 and 2008, was an increase of $28,000 and $287,000, respectively.

Revenue Recognition

Revenues are recognized upon shipment when title passes.  Shipping costs are included in manufacturing cost of sales. The Company believes that recognizing revenue at time of shipment is appropriate because the Company’s sales policies meet the four criteria of the SEC’s Staff Accounting Bulletin No. 104, which are: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred, (iii) the seller’s price to the buyer is fixed and determinable, and (iv) collectability is reasonably assured.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Accounting for Income Taxes (“ASC 740”), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  A valuation allowance is recorded for deferred tax assets whose realization is not considered more likely than not.  At December 31, 2009, a valuation allowance of $5,587,000 was recorded compared with a valuation allowance of $4,447,000 recorded at December 31, 2008.  The increase of $1,140,000 was due to the continuing losses recognized by the Company.

The carrying value of the Company’s net deferred tax assets at December 31, 2009 and 2008 is $111,000.  This is equal to the amount of the Company’s carry-forward alternative minimum tax at such dates.

The calculation of tax assets and liabilities involves dealing with uncertainties in the application of complex tax regulations in several different tax jurisdictions.  The Company evaluates the exposure associated with the various filing positions and records estimated reserves for tax positions that do not meet the “more likely than not” recognition threshold as defined by ASC 740.

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 740, Accounting for Uncertainty in Income Taxes (“ASC 740”).  ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with ASC 740. The Interpretation prescribes a recognition and measurement method for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes.  Based on a review of our tax positions, the Company was not required to record a liability for unrecognized tax benefits as a result of adopting ASC 740 on January 1, 2007.  Further, there has been no change during the years ended December 31, 2009 and 2008.  Accordingly, we have not accrued any interest and penalties through December 31, 2009.

Stock-Based Compensation

The Company adopted the provisions of ASC Topic 718, Share-Based Payments (“ASC 718”) beginning January 1, 2006, using the modified prospective transition method.  ASC 718 requires the Company to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize cost over the requisite service period.  Under the modified prospective transition method, financial statements for periods prior to the date of adoption are not adjusted for the change in accounting.  However, the compensation expense is recognized for (a) all share-based payment granted after the effective date under ASC 718, and (b) all awards granted under ASC 718 to employees prior to the effective date that remain unvested on the effective date.  The Company recognizes compensation expense on fixed awards with pro rata vesting on a straight-line basis over the service period.

The Company estimates the fair value of stock-based compensation on the grant date using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.  There is no expected dividend rate.  Historical Company information was the primary basis for the expected volatility assumption.  Grants from prior year were calculated using historical volatility as the Company believes that the historical volatility over the life of the option is more indicative of the options expected volatility in the future.  The risk-free interest rate is based on the U.S. Treasury zero-coupon rates with a remaining term equal to the expected term of the option. ASC 718 also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Based on past history of actual performance, a zero forfeiture rate has been assumed.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued ASC Topic 805, Business Combinations (“ASC 805”). ASC 805 expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in earnings, not goodwill; changes the recognition and timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of ASC 805 is required for combinations occurring in fiscal years beginning after December 15, 2008. Early adoption and retroactive application of ASC 805 to fiscal years preceding the effective date are not permitted. There is currently no material effect.

In December 2007, the FASB issued ASC Topic 810, Noncontrolling Interest in Consolidated Financial Statements (“ASC 810”). ASC 810 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under ASC 810, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for ASC 810 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of ASC 810 to fiscal years preceding the effective date are not permitted. We currently do not have significant minority interests in our consolidated subsidiaries.

In March 2008, the FASB issued ASC Topic 815, Disclosures about Derivative Instruments and Hedging Activities (“ASC 815”). This new standard enhances disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under ASC 815 Accounting for Derivative Instruments and Hedging Activities and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. ASC 815 is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008. The adoption of ASC 815 did not have a material impact on the Company's consolidated financial position and results of operations.

In April 2008, the FASB issued ASC Topic 350 Determination of the Useful Life of Intangible Assets (“ASC 350”). ASC 350 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350, Goodwill and Other Intangible Assets. ASC 350 was effective for fiscal years beginning after December 15, 2008. The adoption of ASC 350 did not have a material impact on the Company's consolidated financial position and results of operations.

In May 2008, the FASB issued ASC Topic 105, The Hierarchy of Generally Accepted Accounting Principles (“GAAP”). ASC 105 identifies the sources of accounting principles (see below) and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The FASB believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of ASC 105 did not have a material impact on the Company's consolidated financial position and results of operations.

The sources of accounting principles that are generally accepted are categorized in descending order as follows:

a)
FASB Accounting Standards Codification, ASC 815 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (“AICPA”) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

b)	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

c)	AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB and the Topics discussed in Appendix D of ASC Abstracts.

d)
Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

In June 2008, the FASB issued ASC Topic 260, section 10, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“ASC 260-10”). ASC 260-10 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation under the two-class method of calculating earnings per share. ASC 260-10, which is applied retrospectively, will become effective for the Company beginning January 1, 2009. The adoption of ASC 260-10 did not have a material impact on the Company's consolidated financial position and results of operations.

In February 2009, the FASB issued ASC Topic 805, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“ASC 805”). This standard requires an asset or liability arising from a contingency in a business combination to be recognized at fair value if fair value can be reasonably determined. If it cannot be reasonably determined, then the asset or liability will need to be recognized in accordance with FASB ASC 805, Accounting for Contingencies, and ASC 450-20 Reasonable Estimation of the Amount of the Loss. ASC 805 is effective for fiscal years beginning after December 15, 2008. The adoption of ASC 805 did not have a material impact on the Company's consolidated financial position and results of operations.

On April 9, 2009, the FASB issued ASC Topic 820, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. ASC 820 provides additional guidance for estimating fair value when the volume and level of activity for the asset and liability have significantly decreased, as well as provides guidance on identifying circumstances that indicate a transaction is not orderly. ASC 820 is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 820 did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

In May 2009, the FASB issued ASC Topic 855, Subsequent Events (“ASC 855”).  ASC 855 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  ASC 855 is effective for interim and annual periods ending after June 15, 2009.  The adoption of ASC 855 did not have any impact on the Company’s consolidated results of operations, financial position or cash flows.

In June 2009, the FASB issued ASC Topic 810, Amendments to FASB Interpretation No. 46(R (“ASC 810”), which amends the consolidation guidance applicable to variable interest entities.  The amendments will significantly affect the overall consolidation analysis under FASB ASC 810.  ASC 810 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The Company does not believe that the adoption of ASC 810 will have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

In June 2009, the FASB issued ASC Topic 860, Accounting for Transfers of Financial Assets (“ASC 860”).  ASC 860 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.   ASC 860 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period

and for interim and annual reporting periods thereafter. Earlier application is prohibited.   ASC 860 must be applied to transfers occurring on or after the effective date.

Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes.  Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance.  If the evaluation on the effective date results in consolidation, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation.  Additionally, the disclosure provisions of ASC 860 should be applied to transfers that occurred both before and after the effective date of ASC 860.   The Company does not expect that the adoption of ASC 860 will have any effect on its results of operations, financial position or cash flows.

In September 2009, The FASB published FASB Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent).  This Update amends Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent).  This Update also requires new disclosures, by major category of investments, about the attributes inclusive of investments within the scope of this amendment to the Codification.  The guidance in this Update is effective for interim and annual periods ending after December 15, 2009.  Early application is permitted.  The adoption of ASC 820 did not have a material impact on the Company's consolidated financial position and results of operations.

In October 2009, the FASB published FASB Accounting Standards Update No. 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.  This Update includes amendments to Topic 470, Debt, (Subtopic 620-10), and Topic 620, Earnings per Share, (Subtopic 620-10), to provide guidance on share-lending arrangements entered into on an entity’s own shares in contemplation of a convertible debt offering or other financing.  FASB Accounting Standards Update No. 2009-15 is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those years.  In addition, this Update is effective for arrangements entered into on (not outstanding) or after the beginning of the first reporting period that begins on or after June 15, 2009.  Certain transition disclosures are also required, and early application is not permitted.  The Company does not believe that the adoption of ASC 620-10 will have an impact on the Company’s consolidated financial position and results of operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

Our consolidated financial statements and the related notes to the consolidated financial statements called for by this item appear under Item 14 of this annual report on Form 10-K.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during our fourth quarter ended December 31, 2009, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.                          Directors and Executive Officers and Corporate Governance.

Directors

The following table sets forth information regarding the members of our Board of Directors, including their business experience for the past five years (and, in some instances, for prior years) and their specific experience, qualifications, attributes or skills that led to the conclusion that they should serves as directors.

Name	Age	Director Since	Offices and Positions Held With the Company, Business Experience and Principal Occupation For Last Five Years, and Directorships in Public Corporations and Investment Companies
Marc Gabelli	42	2003
Chairman of the Board of Directors, The LGL Group, Inc. (September 2004 to present); Managing Director of GGCP, Inc. (2004 to present), a private corporation that makes investments for its own account; President of Gemini Capital Management LLC (1995 to present); President of Venator Global, the general partner of Venator Merchant Fund, LP, an investment management vehicle.  Mr. Gabelli’s qualifications to serve on the Board of Directors include his extensive knowledge of the Company’s business and industry due his longstanding service on the Board of Directors, as well as his financial expertise and leadership experience as an executive of various investment firms.

Timothy Foufas	41	2007
Vice Chairman of the Board of Directors, The LGL Group, Inc. (2007 to Present); Managing Partner, Plato Foufas & Co. LLC (2005 to present), a financial services company; President, Levalon Properties LLC (2007 to present), a real estate property management company; Senior Vice President, Bayshore Management Co. LLC (2005 to 2006); Director of Investments, Liam Ventures Inc. (2000 to 2005), a private equity investment firm.  Mr. Foufas brings to the Board of Directors his management skills and expertise in financial, investment and real estate matters.

Hans Wunderl	58	2010
Board of Directors, The LGL Group, Inc. (February 1, 2010 to present); Chief Operating Officer, The LGL Group, Inc. (February 2009 to January 2010); Chief Operating Officer, BE Semiconductor Industries N.V. (January 2004 to January 2008), a manufacturer of back-end microelectronic assembly equipment; Chief Executive Officer of Oerlikon Esec (September 2002 to December 2003), a global supplier of die and wire bonding equipment for the semiconductor industry; President – U.S. Operations, of ASM USA (August 1999 to September 2002), a supplier of semiconductor process equipment.  Mr. Wunderl shares with the Board of Directors his in-depth knowledge of the industry and experience in high technology development and marketing.

Patrick J. Guarino	67	2006
Managing Partner of August Properties LLC (2005 to present), a private investment company with real estate and securities holdings; Managing Partner of Independent Board Advisory Services, LLC (2002 to 2005), a corporate governance consulting firm; Retired Executive Vice President, Ultramar Diamond Shamrock Corporation (1996 to 2000), a NYSE, Fortune 200, international petroleum refining and marketing company; Senior Vice President and General Counsel, Ultramar Corporation (1992 to 1996), a NYSE, Fortune 200, international petroleum and marketing company; Senior Vice President and General Counsel of Ultramar PLC, (1986 to 1992), a London Stock Exchange listed international, integrated oil company.  Mr. Guarino brings to the Board of Directors valuable knowledge of and fluency with legal and corporate governance matters, and the perspective of a former General Counsel of a public company.

Jeremiah Healy	67	2008
Former President and Chief Executive Officer, The LGL Group, Inc. (2006 to 2007) and Chief Financial Officer, The LGL Group, Inc. (2006 to 2007); Chairman of the Audit Committee, Infocrossing Inc. (2004 to 2007), an outsourcer of computer software; Vice President and Chief Financial Officer, Ge-Ray Holdings Company Inc. (1989 to 2005), a private manufacturer of knitted textiles.  As a former Chief Executive Officer and Chief Financial Officer of The LGL Group, Inc., Mr. Healy has extensive knowledge of the organization from the highest levels of leadership and accounting expertise.

Anthony R. Pustorino, CPA	84	2002
Retired; Professor Emeritus, Pace University (2001 to present); Professor of Accounting, Pace University (1965 to 2001); former Assistant Chairman, Accounting Department, Pace University; President and Shareholder, Pustorino, Puglisi & Co., P.C., CPAs  (1961 to 1989); Instructor, Fordham University (1961 to 1965); Assistant Controller, Olivetti-Underwood Corporation (1957 to 1961); CPA, Peat, Marwick, Mitchell & Co., CPAs  (1953 to 1957); former Chairman, Board of Directors, New York State Board for Public Accountancy; former Chairman, CPA Examination Review Board of  National Association of State Boards of Accountancy; former member, Council of American Institute of Certified Public Accountants; former Vice President, Treasurer, Director and member, Executive Committee of New York State Society of Certified Public Accountants; current Director and Audit Committee Chairman of various investment companies within the Gabelli Mutual Funds Complex.  Mr. Pustorino’s significant experience in accounting matters obtained over the course of his long career as an accountant and professor of accounting provides the Board of Directors with valuable insight, especially in his service as Chairman of the Audit Committee.

Javier Romero	36	2007
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

Executive Officers

The following table sets forth information regarding our executive officers, including their business experience for the past five years and prior years.

Executive Officers
Name	Age	Officers and Positions Held With the Company, Business Experience and Principal Occupation For Last Five Years
Gregory P. Anderson	50
President and Chief Executive Officer, The LGL Group, Inc. (July 2009 to present);  Vice President of Operations of  MtronPTI (December 2000 to June 2009), Chief Executive Officer and Chairman of the Board of Directors of The LGL Group, Inc.’s subsidiary, M-tron Industries, Ltd. (July 2009 to present); President and Chairman of the Board of The LGL Group, Inc.’s subsidiary, Piezo Technology, Inc. (July 2009 to present); and Chairman of the Board of the LGL Group, Inc.’s subsidiary, Piezo Technology India Private Ltd. (July 2009 to present).

R. LaDuane Clifton, CPA	37
Chief Accounting Officer, The LGL Group, Inc. (March 2010 to present); Member of Audit Committee of Community First Credit Union of Florida (September 2008 to present); Corporate Controller of The LGL Group, Inc. (August 2009 to March 2010); Chief Financial Officer of a21, Inc. (August 2008 to August 2009); Corporate Controller of a21, Inc. (March 2007 to August 2008); Auditor at KPMG LLP (August 2004 to March 2007).

Family Relationships

There are no family relationships among our executive officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Company's Common Stock to file with the SEC and NYSE Amex initial reports of ownership and reports of changes in the ownership of Common Stock and other equity securities of the Company.  Such persons are required to furnish the Company with copies of all Section 16(a) filings.

Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that its officers and directors complied with all applicable filing requirements during the 2009 fiscal year except as set forth below:

On March 30, 2010, Hans Wunderl filed an Initial Statement of Beneficial Ownership of Securities on Form 3 in connection with his appointment as the Company’s Chief Operating Officer on February 3, 2009.

On March 29, 2010, Greg Anderson filed an Initial Statement of Beneficial Ownership of Securities on Form 3 in connection with his appointment as the Company’s Chief Executive Officer on July 2, 2009.

On March 29, 2010, each of Timothy Foufas, Patrick J. Guarino, Jeremiah Healy, and Anthony R. Pustorino filed a Statement of Changes in Beneficial Ownership of Securities on Form 5 covering a grant by the Company of restricted shares of its common stock that was made to each of them on December 15, 2009, and Javier Romero filed a Form 5 in connection with the same director grant on March 30, 2010.

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

Audit Committee

The Audit Committee of the Board of Directors (the “Audit Committee”) consists of Messrs. Pustorino, Foufas, and Guarino.  The Board of Directors has determined that all Audit Committee members are financially literate and independent under NYSE Amex current listing standards.  Mr. Pustorino serves as Chairman of our Audit Committee, and the Board of Directors has determined that he qualifies as the Audit Committee financial expert, as defined under the Exchange Act.

Item 11.                                Executive Compensation.

Summary Compensation Table

The following table sets forth information with respect to compensation earned by the named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
Gregory P. Anderson(1) Chief Executive Officer	2009 2008	150,888 -	- -	- -	150,888 -
Robert Zylstra(2) Former Chief Executive Officer	2009 2008	104,077 209,010	- -	86,996(3) -	191,073 209,010
Harold D. Castle(4) Former Chief Financial Officer	2009 2008	166,393 148,198	- - -	57,981(5) 35,286(6)	224,374 183,484
Hans Wunderl(7) Former Chief Operating Officer	2009 2008	182,794 -	50,000 -	- -	232,794 -

(1)
  Mr. Anderson has served as the Company’s Chief Executive Officer since July 2, 2009, and served as the Vice President of Operations for the Company’s subsidiary, MtronPTI from December 2000 to June 30, 2009.

(2)      Mr. Zylstra served as the Company’s Chief Executive Officer from December 24, 2007 to July 1, 2009.

(3)      Mr. Zylstra received a severance package in the amount of $52,500 and a PTO payout in the amount of $34,496.

(4)      Mr. Castle served as the Company’s Chief Financial Officer from December 24, 2007 to December 2, 2009.

(5)	Mr. Castle received a severance package in the amount of $42,750 and a PTO payout in the amount of $15,231.

(6)      Mr. Castle was reimbursed for costs incurred in conjunction with relocating to the Company’s headquarters in Orlando, Florida in the amount of $35,286 during fiscal year 2008.

(7)      Mr. Wunderl served as the Company’s Chief Operating Officer from February 3, 2009 to January 31, 2010.  Mr. Wunderl was subsequently appointed to the Board of Directors on February 1, 2010.

Employment Agreements

Gregory P. Anderson

Effective July 2, 2009, the Company entered into an Employment Agreement with Mr. Anderson (the “Anderson Employment Agreement”).  Pursuant to the Anderson Employment Agreement, Mr. Anderson is employed as the Company’s President and Chief Executive Officer on an “at will” basis and receives an annual base salary of $170,000.  Subject to Mr. Anderson and the Company’s meeting certain performance targets, Mr. Anderson is also eligible for (i) an annual bonus of up to 40% of his annual base salary, paid 50% in cash and 50% in restricted shares of the Company’s common stock, and (ii) a one-time cash bonus payment in recognition of his performance in 2009, in an amount determined by the Board of Directors

Hans Wunderl

Effective February 3, 2009, the Company entered into an Employment Agreement with Mr. Wunderl to serve as the Company’s Chief Operating Officer (the “Wunderl Employment Agreement”).  Mr. Wunderl was employed as the Company’s Chief Operating Officer on an “at will” basis.  Mr. Wunderl received a base salary of $200,000 per annum and a bonus payment of $50,000 in connection with the preparation of a plan of operations for the Company, and was eligible for the additional bonus payments discussed below.  Mr. Wunderl’s position was created as an interim management role intended to assist in a broad-based overhaul of the Company.  Under the terms of the Wunderl Employment Agreement, Mr. Wunderl had also been eligible to earn two other cash bonuses, based on the Company’s results of operations and its economic value.  Mr. Wunderl did not earn and is no longer eligible to receive those payments.

On January 31, 2010, Mr. Wunderl completed his one-year assignment as Chief Operating Officer and resigned from all of his positions with the Company.  He was appointed to the Board of Directors on February 1, 2010.

Harold D. Castle

Effective December 17, 2007, the Company entered into an employment agreement with Mr. Castle to serve as the Company's Chief Financial Officer (the “Castle Employment Agreement”).  Under the provisions of the Castle Employment Agreement, Mr. Castle received an increase in salary to $171,000 per annum in August 2008 and was eligible to receive a discretionary bonus of at least 30% of his base salary and participate in the Company's incentive plans.

Effective December 2, 2009, Mr. Castle resigned from all of his positions with the Company.

Outstanding Equity Awards at Fiscal Year-End

There were no unexercised options, stock that had not vested or equity incentive plan awards for any named executive officer outstanding as of the end of the fiscal year ended December 31, 2009.

Potential Payments Upon Termination or Change In Control

Robert Zylstra

On January 7, 1999, MtronPTI entered into an Employment Agreement with Mr. Zylstra to serve as MtronPTI’s President and Chief Executive Officer (the “Zylstra Agreement”).  The Zylstra Agreement entitled Mr. Zylstra to a portion of the increase in the economic value of MtronPTI from January 1, 2000 through the end of the last fiscal quarter next preceding termination of his employment.  Mr. Zylstra resigned from all of his positions with the Company and its subsidiaries on July 1, 2009 and received severance payments equal to three months base salary, but did not receive any payments pursuant to the aforementioned provision of the Zylstra Agreement.

Harold D. Castle

In the event that Mr. Castle was terminated for reasons other than cause (as defined in the Castle Employment Agreement), the Company was required to pay him severance under the Castle Employment Agreement.  Mr. Castle resigned from all of his positions with the Company and its subsidiaries on December 2, 2009 and received severance payments equal to three months base salary.

DIRECTOR COMPENSATION

The following table sets forth information with respect to compensation earned by or awarded to each Director of the Company who is not a named executive officer and who served on the Board of Directors during the fiscal year ended December 31, 2009:

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(1)	Total ($)
Marc Gabelli	1	(2)	--	1
Timothy Foufas	15,000		16,665	31,665
E. Val Cerutti(3)	18,000		16,665	34,665
Peter DaPuzzo(3)	20,750		16,665	37,415
Avrum Gray(3)	19,750		16,665	36,415
Patrick J. Guarino	18,500		16,665	35,165
Jeremiah Healy	18,000		16,665	34,665
Anthony R. Pustorino	22,000		16,665	38,665
Javier Romero	14,000		16,665	30,665

(1)
On December 15, 2009, as a portion of their base compensation for fiscal 2009, members of the Board of Directors other than Mr. Gabelli were granted 3,165 shares each of restricted stock under the Company’s 2001 Equity Incentive Plan, to vest quarterly over the course of 2010.

(2)              Mr. Gabelli elected to reduce his annual fee to $1 for 2009.

(3)	On December 31, 2009, Messrs. Cerutti, DaPuzzo and Gray resigned from the Board of Directors.

Director Compensation Arrangements

A director who is an employee of the Company is not compensated for services as a member of the Board of Directors or any committee thereof.  None of the Company’s directors is an employee of the Company.  In 2009, directors who were not employees received (i) a retainer of $5,000 ($2,500 in cash and $2,500 in restricted stock whose value was based on trading price at date of grant) per quarter; (ii) a fee of $1,000 for each meeting of the Board of Directors attended in person or telephonically that had a duration of at least one hour; (iii) a fee of $750 for each Audit Committee meeting attended in person or telephonically that had a duration of at least one hour; and (iv) a fee of $750 for each Compensation Committee, Audit Committee or Nominating Committee meeting attended in person.  The Audit Committee Chairman received an additional $3,000 annual cash retainer, the Nominating Committee Chairman received an additional $1,000 annual cash retainer and Compensation Committee Chairman received an additional $2,000 annual retainer. The Chairman of the Board of Directors, was entitled to receive a $100,000 annual fee, payable in equal quarterly installments, but Mr. Gabelli elected to reduce the fee to $1 for 2009.

For fiscal 2009, as 50% of their base compensation, all Directors, except for the Chairman of the Board of Directors, received grants of restricted common stock in an amount of $10,000 (the number of such shares determined by dividing $10,000 by the closing price of the Company’s common stock on the grant date), such shares vesting ratably at the end of each quarterly period during fiscal 2010.  Once vested, such shares will not be transferable until the earliest to occur of the Director’s resignation from the Board of Directors or any other termination of the Director’s membership thereon, or a change of control, as defined in the 2001 Equity Incentive Plan.  Pursuant to this arrangement, on December 15, 2009, members of the Board of Directors other than the Chairman were granted 3,165 shares of restricted common stock under the Company’s 2001 Equity Incentive Plan to serve as a part of their based compensation for 2010. Pursuant to a similar arrangement for fiscal 2009, on December 17, 2008, eight members of the Board of Directors were granted 5,555 shares each of restricted common stock under the Company’s 2001 Equity Incentive Plan (the number of such shares determined by dividing $10,000 by the closing price of the Company’s common stock on the grant date).

Item 12.	Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the number of shares of our common stock beneficially owned on March 30, 2010, by:

•	each person who is known by us to beneficially own 5% or more of our common stock;

•	each of our directors and named executive officers; and

•	all of our directors and executive officers, as a group.

Except as otherwise set forth below, the address of each of the persons listed below is: The LGL Group, Inc., 2525 Shader Road, Orlando, FL 32804.  Unless otherwise indicated, the common stock beneficially owned by a holder includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person, and also includes shares subject to options to purchase our common stock exercisable within 60 days after March 30, 2010 otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to their shares.

	Common Stock Beneficially Owned (1)
Name and Address of Beneficial Owner	Shares		%
5% or Greater Stockholders:

Mario J. Gabelli (2)	366,874		16.5

Directors and Named Executive Officers:

Marc Gabelli	539,354	(3)	24.2
Gregory P. Anderson	1,500		*
Timothy Foufas	11,191	(4)	*
Hans Wunderl	2,469	(5)	*
Patrick J. Guarino	12,191	(4)	*
Jeremiah M. Healy	16,220	(6)	*
Anthony R. Pustorino	13,195	(4)	*
Javier Romero	10,191	(4)	*
Robert R. Zylstra(7)	10,400	(6)	*
Harold D. Castle(8)	–		–

All executive officers and directors as a group (11 persons) (9)	616,711		27.7

_______*                      Less than 1% of outstanding shares.

(1)
The applicable percentage of ownership for each beneficial owner is based on 2,227,684 of Common Stock outstanding as of March 30, 2010. Shares of Common Stock issuable upon exercise of options, warrants or other rights beneficially owned that are exercisable within 60 days are deemed outstanding for the purpose of computing the percentage ownership of the person holding such securities and rights and all executive officers and directors as a group.

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

(3)
Includes (i) # 12,475 shares of Common Stock owned directly by Marc Gabelli; (ii) 506,879 shares beneficially owned by Venator Fund and Venator Global, LLC  (“Venator Global”); and (iii) 20,000 shares issuable upon the exercise of options held by Mr. Gabelli at a $13.173 per share exercise price.  Venator Global, which is the sole general partner of Venator Fund, is deemed to have beneficial ownership of the securities owned beneficially by   Venator Fund.  Marc Gabelli is the President of Venator Global.

(4)	Includes 10,191 shares of restricted stock granted under the Company’s 2001 Equity Incentive Plan.

(5)	Represents 2,469 shares of restricted stock granted under the Company’s 2001 Equity Incentive Plan.

(6)	Includes 9,970 shares of restricted stock granted under the Company’s 2001 Equity Incentive Plan.

(7)	Mr. Zylstra’s date of resignation was July 1, 2009.

(8)	Mr. Castle’s date of resignation was December 2, 2009.

(9)	Includes one executive officer who was not a named executive officer for 2009.

Equity Compensation Plan Information

See Part II, Item 4, “Equity Compensation Plan Information,” for information regarding the Company’s equity compensation plans.

Item 13.                        Certain Relationships and Related Transactions, and Director Independence.

Transactions With Related Persons

None.

Director Independence

As required under NYSE Amex rules, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors.  The Board of Directors of the Company has determined that all of the Directors, other than Messrs, Healy and Wunderl, are independent within the meaning of NYSE Amex rules.

Item 14.                        Principal Accountant Fees and Services.

Audit Fees

The aggregate audit fees billed for the fiscal years ended December 31, 2009 and 2008 by J.H. Cohn LLP, the Company’s independent registered public accounting firm, totaled $297,000 and $315,000, respectively. Audit fees include services relating to auditing the Company’s annual financial statements, reviewing the Company’s financial statements included in the Company’s filings on Form 10-Q and certain accounting consultations.

Audit-Related Fees

J.H. Cohn LLP did not render any audit-related services during 2009 or 2008.

Tax Fees

J.H. Cohn LLP did not render any tax services during 2009 or 2008.

All Other Fees

J.H. Cohn LLP did not render any other services during 2009 or 2008.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

 (a)           List of documents filed as part of this report:

1.           Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2009 and 2008
Consolidated Statements of Operations -- Years ended December 31, 2009 and 2008
Consolidated Statements of Stockholders’ Equity -- Years ended December 31, 2009 and 2008
Consolidated Statements of Cash Flows -- Years ended December 31, 2009 and 2008
Notes to Consolidated Financial Statements

2.           Financial Statement Schedules:

None.

3.           Exhibit Index

The following is a list of exhibits filed as part of this Form 10-K:

Exhibit No.	Description

3.1	Certificate of Incorporation of The LGL Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 31, 2007).

3.2	The LGL Group, Inc. By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 31, 2007).

10.1	The LGL Group, Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the period ended December 31, 1995).

10.2	Directors Stock Plan (incorporated by reference to Exhibit 10(o) to the Company’s Form 10-K for the year ended December 31, 1997).

10.3	The LGL Group, Inc. 2001 Equity Incentive Plan adopted December 10, 2001 (incorporated by reference to Exhibit 4 to the Company’s Form S-8 Registration Statement filed on December 29, 2005.

10.4
Employment Agreement by and between Mtron Industries, Inc. and South Dakota Board of Economic Development, dated December 19, 2002 (incorporated by reference to Exhibit 10(mm) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.5
Registration Rights Agreement by and between the Company and Venator Merchant Fund, L.P.  dated October 15, 2004 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated October 20, 2004).

10.6
Loan Agreement, by and among M-Tron Industries, Inc., Piezo Technology, Inc. and RBC Centura Bank, dated September 30, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2005).

- Page 37 -

10.7
Unconditional Guaranty for Payment by and between The LGL Group, Inc. and RBC Centura Bank, dated September 30, 2005 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 4, 2005).

10.8
Modification Agreement, dated as of August 18, 2009, by and among M-tron Industries, Inc., Piezo Technology, Inc. and RBC Centura Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2009).

10.9
Amended and Restated Loan Agreement, dated as of August 18, 2009, by and among M-tron Industries, Inc., Piezo Technology, Inc. and First National Bank of Omaha (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 25, 2009).

10.10
Form of Amended and Restated Term Note made by M-tron Industries, Inc. and Piezo Technology, Inc. for the benefit of First National Bank of Omaha (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 16, 2009).

10.11
Form of Amended and Restated Revolving Note made by M-tron Industries, Inc. and Piezo Technology, Inc. for the benefit of First National Bank of Omaha (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 16, 2009).

10.12
Unconditional Guaranty, dated as of August 18 2009, made by The LGL Group, Inc. for the benefit of First National Bank of Omaha (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated August 25, 2009).

10.13
First Amendment to the Loan Agreement by and among M-Tron Industries, Inc., Piezo Technology, Inc. and First National Bank of Omaha, dated May 31, 2005 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 6, 2005).

10.14
Employment Agreement, dated January 7, 1999, by and between M-tron Industries, Inc. and Robert R. Zylstra (incorporated by reference to Exhibit 10(c) to the Company’s Form 10-K for the year ended December 31, 2007).

10.15
Employment Agreement, dated December 24, 2007, by and between The LGL Group, Inc. and Harold D. Castle (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2007).

10.16
Employment Agreement, dated February 3, 2009, by and between The LGL Group, Inc. and Hans Wunderl (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 4, 2009).

10.17
Employment Agreement, dated as of June 29, 2009, by and between The LGL Group, Inc. and Greg Anderson (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 8, 2009).

10.18
Form of Indemnification Agreement by and between The LGL Group, Inc. and its executive officers and directors (incorporated by reference to Exhibit 10(q) to the Company’s Form 10-K for the year ended December 31, 2007).

10.19
Form of Restricted Stock Agreement by and between The LGL Group, Inc. and each of its Directors (incorporated by reference to Exhibit 10(v) to the Company’s Form 10-K for the year ended December 31, 2007).

18.1	Letter, dated March 31, 2010, to the Board of Directors of The LGL Group, Inc. from J.H. Cohn LLP regarding the preferability of newly adopted accounting principle.*

21.1	Subsidiaries of the The LGL Group, Inc.*

23.1	Consent of Independent Registered Public Accounting Firm – J.H. Cohn LLP.*

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

THE LGL GROUP, INC.

March 31, 2010	By:	/s/ Gregory P. Anderson
Gregory P. Anderson
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	CAPACITY	DATE

	Chairman of the Board of Directors	March 31, 2010
MARC J. GABELLI
/s/ Gregory P. Anderson	President and Chief Executive Officer	March 31, 2010
GREGORY P. ANDERSON	(Principal Executive Officer)
/s/ R. LaDuane Clifton	Chief Accounting Officer	March 31, 2010
R. LADUANE CLIFTON	(Principal Financial and Accounting Officer)
/s/ Timothy Foufas	Vice-Chairman of the	March 31, 2010
TIMOTHY FOUFAS	Board of Directors
/s/ Patrick J. Guarino	Vice-Chairman of the	March 31, 2010
PATRICK J. GUARINO	Board of Directors
/s/ Jeremiah M. Healy	Director	March 31, 2010
JEREMIAH M. HEALY
/s/ Anthony Pustorino	Director	March 31, 2010
ANTHONY PUSTORINO
/s/ Javier Romero	Director	March 31, 2010
JAVIER ROMERO
/s/ Hans Wunderl	Director	March 31, 2010
HANS WUNDERL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The LGL Group, Inc.

We have audited the accompanying consolidated balance sheets of The LGL Group, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The LGL Group, Inc. and Subsidiaries as of December 31, 2009 and 2008, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for certain of its inventory from the last in, first out (“LIFO”) method to the first in, first out (“FIFO”) method effective as of December 31, 2009 and applied this change retrospectively.

/s/ J.H. Cohn LLP

Roseland, New Jersey

March 31, 2010

THE LGL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands)

	December 31,
ASSETS	2009	2008
Current Assets:
Cash and cash equivalents	$3,816	$5,325
Accounts receivable, less allowances of $259 and $158, respectively (Note A)	4,779	6,483
Inventories (Note B)	5,348	5,408
Prepaid expenses and other current assets	412	414
Total Current Assets	14,355	17,630
Property, Plant and Equipment (Note A)
Land	670	693
Buildings and improvements	4,856	5,048
Machinery and equipment	13,312	12,901
Gross property, plant and equipment	18,838	18,642
Less: accumulated depreciation	(15,113)	(14,129)
Net property, plant, and equipment	3,725	4,513
Deferred income taxes, net (Notes A and G)	111	111
Other assets	377	398
Total Assets	$18,568	$22,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Note payable to bank (Note C)	$1,696	$2,749
Accounts payable	2,333	2,093
Accrued compensation and commissions expense	1,220	1,323
Other accrued expenses	1,020	1,098
Current maturities of long-term debt (Note C)	2,620	397
Total Current Liabilities	8,889	7,660
Long-term debt (Note C)	669	3,660
Total Liabilities	9,558	11,320

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.01 par value - 10,000,000 shares authorized; 2,227,684 and 2,188,510 shares issued for 2009 and 2008, respectively; 2,227,684 and 2,183,326 shares outstanding for 2009 and 2008, respectively	22	22
Additional paid-in capital	20,708	20,728
Accumulated deficit	(11,604)	(9,082)
Accumulated other comprehensive loss (Note H)	(116)	(235)
Treasury stock, at cost, of 0 and 5,274 shares for 2009 and 2008, respectively	--	(101)
Total Stockholders' Equity	9,010	11,332
Total Liabilities and Stockholders' Equity	$18,568	$22,652

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2009	2008
REVENUES	$31,301	$40,179
Costs and expenses:
Manufacturing cost of sales	23,876	29,780
Engineering, selling and administrative	9,344	11,209
Impairment loss on Lynch Systems’ assets	235	--
OPERATING LOSS	(2,154)	(810)
Other income (expense):
Interest expense	(405)	(386)
Gain on sale of equipment	--	255
Other income (expense)	56	(214)
Total Other Income (Expense)	(349)	(345)
LOSS BEFORE INCOME TAXES	(2,503)	(1,155)
Income tax benefit	(19)	(127)

NET LOSS	$(2,522)	$(1,282)

Weighted average number of shares used in basic and diluted EPS calculation	2,200,010	2,174,173
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(1.15)	$(0.59)

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars In Thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2007 (as reported)	2,167,202	$22	$20,921	$(8,066)	$(101)	$(407)	$12,369
Change in Accounting Principle (Note A)				266			266
Balance at December 31, 2007 (as adjusted)				(7,800)			12,635
Comprehensive loss:
Net loss for year	--	--	--	(1,282)	--	--	(1,282)
Other comprehensive loss	--	--	--	--	(134)	--	(134)
Comprehensive loss							(1,416)
Stock-based compensation	--	--	113	--	--	--	113
Issuance of treasury shares for vested restricted stock	16,034	--	(306)	--	--	306	--
Balance at December 31, 2008	2,183,236	22	20,728	(9,082)	(235)	(101)	11,332
Comprehensive loss:
Net loss for year	--	--	--	(2,522)	--	--	(2,522)
Other comprehensive income	--	--	--	--	119		119
Comprehensive loss							(2,403)
Stock-based compensation	39,174	--	81	--	--	--	81
Issuance of treasury shares for vested restricted stock	5,274	--	(101)	--	--	101	-
Balance at December 31, 2009	2,227,684	$22	$20,708	$(11,604)	$(116)	$--	$9,010

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended December 31,
	2009	2008
OPERATING ACTIVITIES
Net loss	$(2,522)	$(1,282)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment loss on Lynch Systems’ assets	235	--
Depreciation	878	1,038
Amortization of finite-lived intangible assets	60	60
Gain on sale of equipment	--	(255)
Realized loss on marketable securities	--	54
Stock-based compensation	81	113
Changes in operating assets and liabilities:
Accounts receivable	1,704	(101)
Inventories	60	39
Trade accounts payable and accrued liabilities	329	(575)
Other assets/liabilities, net	(188)	(34)
Net cash provided by (used in) operating activities	637	(943)

INVESTING ACTIVITIES
Capital expenditures	(325)	(537)
Proceeds from sale of equipment	--	255
Net cash used in investing activities	(325)	(282)

FINANCING ACTIVITIES
Net (repayments) borrowings on note payable to bank	(1,053)	1,714
Repayments of long-term debt	(768)	(397)
Net cash (used in) provided by financing activities	(1,821)	1,317

Increase (decrease) in cash and cash equivalents	(1,509)	92
Cash and cash equivalents at beginning of year	5,325	5,233
Cash and cash equivalents at end of year	$3,816	$5,325

Supplemental Disclosure:
Cash paid for interest	$399	$389
Cash paid for income taxes	$22	$114
Non-cash Financing Activity:
Issuance of treasury shares for vested restricted stock	$101	$306

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.      Accounting and Reporting Policies

Organization

The LGL Group, Inc., formerly Lynch Corporation, incorporated in 1928 under the laws of the State of Indiana and reincorporated under the laws of the State of Delaware in 2007, is a holding company with subsidiaries engaged in manufacturing custom-designed highly engineered electronic components.  Information on the operations for its single segment and by geographic area of The LGL Group, Inc. and Subsidiaries (“the Company”) is included in Note K -- “Segment Information.”

As of December 31, 2009, the Subsidiaries of the Company are as follows:

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and entities in which it has majority voting control.  All inter-company transactions and accounts have been eliminated in consolidation.

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

Subsequent Events

In accordance with ASC 855, Subsequent Events, we have evaluated all events or transactions that occurred after December 31, 2009, and through the date that we issued these financial statements.

Reclassifications

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. We have reclassified liabilities from discontinued operations on the consolidated balance sheets to other accrued expenses, and on the consolidated statement of operations from income (loss) from discontinued operations to other income (expense), which did not have a material impact on the Company's financial position and results of operations.  We have also reclassified marketable securities to prepaid and other current assets.

Fair Value Measurements

Effective January 1, 2008, the Company adopted Accounting Standard Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), which provides a framework for measuring fair value within generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC 820 identifies three primary valuation techniques: the market approach, the income approach and the cost approach.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  The income approach uses valuation techniques to convert future amounts such as cash flows or earnings, to a single present amount. The measurement is based on the value indicated by current market expectations about those future amounts.  The cost approach is based on the amount that currently would be required to replace the service capacity of an asset.

ASC 820 establishes a fair value hierarchy and prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to observable inputs such as quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  The maximization of observable inputs and the minimization of the use of unobservable inputs are required.  Classification within the fair value hierarchy is based upon the objectivity of the inputs that are significant to the valuation of an asset or liability as of the measurement date.  The three levels within the fair value hierarchy are characterized as follows:

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

The Company measures financial assets and liabilities at fair value in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, (“ASC 820”).  These measurements involve various valuation techniques and assume that the transactions would occur between market participants in the most advantageous market for the Company.  The following is a summary of valuation techniques utilized by the Company for its significant financial assets and liabilities:

Liabilities

To estimate the fair value of the swap liability on hedge contracts as of the measurement date, the Company obtains inputs other than quoted prices that are observable for the liability. Liabilities measured at fair value on a recurring basis are summarized below.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2009
Swap liability on hedge contracts	$--	$129	$--	$129

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

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments.  Estimates are based on historical collection experience, current trends, credit policy and relationship between accounts receivable and revenues.  In determining these estimates, the Company examines historical write-offs of its receivables and reviews each client’s account to identify any specific customer collection issues.  If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances might be required.  The Company’s failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on its business, financial condition and results of operations.

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

Depreciation expense from operations was approximately $878,000 for 2009 and $1,038,000 for 2008.

Inventories

Inventories are stated at the lower of cost or market value using the FIFO method (first-in, first-out).

In 2009, the Company elected to change its method of valuing its inventories to the FIFO method, whereas in all prior years a portion of inventory was valued using the LIFO method.  For the year ended December 31, 2008, approximately 34% of inventories was valued using the LIFO method.  The new method of accounting for inventories was adopted because FIFO is used by substantially all of the Company’s competitors.  Comparative financial statements of prior years have been adjusted to apply the new method retrospectively.  The following financial statement line items for fiscal years 2009 and 2008 were affected by the change in accounting principle:

Statement of Operations

Year ended December 31, 2009

	As computed under LIFO	As reported under FIFO		Effect of change
Revenues	$31,301	$31,301		$-
Costs and expenses	33,483	33,455	(a)	(28)
Operating loss	(2,182)	(2,154)		28
Other income (expense)	(349)	(349)		-
Loss before income taxes	(2,531)	(2,503)		28
Provision for income taxes	(19)	(19)		-
Net loss	$(2,550)	$(2,522)		$28

(a)  This amount includes a $107 increase in the inventory obsolescence reserve for fiscal year 2009, which is an indirect effect of the change in accounting principle.  The incremental increase in the cost of goods sold would not have been recognized if the Company had not switched from using the LIFO method.

Year ended December 31, 2008
	As originally reported	As adjusted	Effect of change
Revenues	$40,179	$40,179	$-
Costs and expenses	41,010	40,989	(21)
Operating loss	(831)	(810)	21
Other income (expense)	(345)	(345)	-
Loss before income taxes	(1,176)	(1,155)	21
Provision for income taxes	(127)	(127)	-
Net loss	$(1,303)	$(1,282)	$21

Balance Sheet

As of December 31, 2009
	As computed under LIFO	As reported under FIFO	Effect of change
Cash and cash equivalents	$3,816	$3,816	$-
Accounts receivable, net	4,779	4,779	-
Inventories	5,320	5,348	28
Prepaid expenses and other assets	412	412	-
Total current assets	14,327	14,355	28
Net property, plant and equipment	3,725	3,725	-
Deferred income taxes	111	111	-
Other assets	377	377	-
Total assets	$18,540	$18,568	$28

Total liabilities	$9,558	$9,558	$-

Common stock	22	22	-
Additional paid-in capital	20,708	20,708	-
Accumulated deficit	(11,632)	(11,604)	28
Accumulated other comprehensive loss	(116)	(116)	-
Total stockholder’s equity	8,982	9,010	28
Total liabilities and stockholder’s equity	$18,540	$18,568	$28

As of December 31, 2008
	As originally reported	As adjusted	Effect of change
Cash and cash equivalents	$5,325	$5,325	$-
Accounts receivable, net	6,483	6,483	-
Inventories	5,121	5,408	287
Prepaid expense and other assets	414	414	-
Total current assets	17,343	17,630	287
Net property, plant and equipment	4,513	4,513	-
Deferred income taxes	111	111	-
Other assets	398	398	-
Total assets	$22,365	$22,652	$287

Total liabilities	$11,320	$11,320	$-

Common stock	22	22	-
Additional paid-in capital	20,728	20,728	-
Accumulated deficit	(9,369)	(9,082)	287
Accumulated other comprehensive loss	(235)	(235)	-
Treasury stock	(101)	(101)
Total stockholder’s equity	11,045	11,332	287
Total liabilities and stockholder’s equity	$22,365	$22,652	$287

As a result of the accounting change, accumulated deficit as of January 1, 2008 increased from ($8,066,000), as originally reported using the LIFO method, to ($7,800,000) using the FIFO method.

Statements of cash flows

Year ended December 31, 2009

	As computed under LIFO	As reported under FIFO	Effect of change
Net loss	$(2,550)	$(2,522)	$28
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment loss on Lynch Systems’ assets	235	235	-
Depreciation	878	878	-
Amortization of finite-lived intangible assets	60	60	-
Stock-based compensation	81	81
Changes in operating assets and liabilities:
Accounts receivable	1,704	1,704	-
Inventories	88	60	(28)
Trade accounts payable and accrued liabilities	329	329	-
Other assets/liabilities	(188)	(188)	-
Net cash provided by operating activities	637	637	-

Net cash used in investing activities	(325)	(325)	-

Net cash used in financing activities	(1,821)	(1,821)	-
Decrease in cash and cash equivalents	(1,509)	(1,509)	-
Cash and cash equivalents at beginning of year	5,325	5,325	-
Cash and cash equivalents at end of year	$3,816	$3,816	$-

Year ended December 31, 2008
	As originally reported	As adjusted	Effect of change
Net loss	$(1,303)	$(1,282)	$21
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment loss on Lynch Systems’ assets	-	-	-
Depreciation	1,038	1,038	-
Amortization of finite-lived intangible assets	60	60	-
Gain on sale of equipment	(255)	(255)	-
Realized loss on marketable securities	54	54	-
Stock-based compensation	113	113	-
Changes in operating assets and liabilities:
Accounts receivable	(101)	(101)	-
Inventories	60	39	(21)
Trade accounts payable and accrued liabilities	(575)	(575)	-
Other assets/liabilities	(34)	(34)	-
Net cash used in operating activities	(943)	(943)	-

Net cash used in investing activities	(282)	(282)	-

Net cash provided by financing activities	1,317	1,317	-
Increase in cash and cash equivalents	92	92	-
Cash and cash equivalents at beginning of year	5,233	5,233	-
Cash and cash equivalents at end of year	$5,325	$5,325	$-

Intangible Assets

Intangible assets are included in “other assets” and are recorded at cost less accumulated amortization.  Amortization is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range from 2 years to 10 years.  The intangible assets consist principally of customer relationships.  The net carrying values of these intangible assets are $377,000 and $398,000 as of December 31, 2009 and 2008, respectively.

The estimated aggregate amortization expense for each of the five succeeding years and thereafter are as follows (in thousands):

2010	$60
2011	60
2012	60
2013	60
2014	38
Thereafter	59
Total	$337

Revenue Recognition

Revenues are recognized upon shipment at which time title passes.  Shipping costs are included in manufacturing cost of sales. The Company believes that recognizing revenue at time of shipment is appropriate because the Company’s sales policies meet the four criteria of SEC’s Staff Accounting Bulletin No. 104, which are: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred, (iii) the seller’s price to the buyer is fixed and determinable, and (iv) collectability is reasonably assured.

Research and Development Costs

Research and development costs are charged to operations as incurred.  Such costs were $2,149,000 in 2009 compared with $3,050,000 in 2008, and are included within engineering, selling and administrative expenses.

Advertising Expense

Advertising costs are charged to operations as incurred.  Such costs were $34,000 in 2009, compared with $70,000 in 2008.

Stock-Based Compensation

The Company adopted the provisions of ASC Topic 718, Share-Based Payment (“ASC 718”), beginning January 1, 2006, using the modified prospective transition method.  ASC 718 requires the Company to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize cost over the requisite service period.  Under the modified prospective transition method, financial statements for periods prior to the date of adoption are not adjusted for the change in accounting.  However, compensation expense is recognized for (a) all share-based payments granted after the effective date under ASC 718, and (b) all awards granted under ASC 718 to employees prior to the effective date that remain unvested on the effective date.  The Company recognizes compensation expense on fixed awards with pro rata vesting on a straight-line basis over the service period.

On May 2005, the Company granted options to purchase 120,000 shares of common stock to certain employees and directors of the Company at $13.17 per share.  The vesting of these shares was accelerated to reduce the effects of the adoption of ASC 718, which requires companies to recognize stock-based compensation associated with stock options based on the fair value method.  Had the Company not taken this action, $300,000 of stock-based compensation charges would have been recorded in the statement of operations through fiscal 2010 (approximately $68,000 in fiscal years 2006, 2007, 2008 and 2009 and $28,000 for the five months in fiscal 2010.)

In September 2006, the Company issued restricted stock grants to two executives, which are being accounted for under ASC 718.  Total stock compensation expense recognized by the Company for the year ended December 31, 2008 associated with this restricted stock was $28,000 and for the year ended December 31, 2007 was $79,000.  At December 31, 2008, these grants have fully vested.

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

On December 17, 2008, the Board of Directors granted restricted shares to eight of its members at 5,555 shares each.  No expense was recognized in 2008 for this grant. All of these shares were vested ratably over 2009 at the end of each respective quarter.  The compensation expense of $80,000 was recognized during 2009.

On December 15, 2009, the Board of Directors granted restricted shares to eight of its members at 3,165 shares each. No expense was recognized in 2009 for this grant. All of these shares vest ratably over 2010 at the end of each respective quarter.  The unrecognized amount of restricted shares granted but not issued was $80,000 as of December 31, 2009.

The following table summarizes information about restricted stock grants outstanding and exercisable at December 31, 2009 and 2008 as well as activity during the years then ended:

	Number of Stock Grants	Weighted Average Exercise Price	Weighted Average Years Remaining
Outstanding non vested at December 31, 2007	15,518	$7.15	0.9
Granted during 2008	45,690	1.97	1.0
Vested during 2008	(16,034)	7.23	--
Forfeited or expired during 2008	(734)	6.80	--
Outstanding non vested at December 31, 2008	44,440	1.80	1.0
Granted during 2009	25,320	3.16	1.0
Vested during 2009	(44,448)	3.00	--
Forfeited or expired during 2009	--	--	--
Outstanding non vested at December 31, 2009	25,312	3.16	1.0

The Company estimates the fair value of stock based compensation on the date of grant using the Black-Scholes-Merton option-pricing model for stock option grants.  The Black-Scholes-Merton option-pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.  There is no expected dividend rate.  Historical Company information was the primary basis for the expected volatility assumption.  Prior years grants were calculated using historical volatility as the Company believes that the historical volatility over the life of the option is more indicative of the options expected volatility in the future.  The risk-free interest rate is based on the U.S. Treasury zero-coupon rates with a remaining term equal to the expected term of the option. ASC 718 also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Based on past history of actual performance, a zero forfeiture rate has been assumed.

Loss Per Share

The Company computes loss per share in accordance with ASC 260, Earnings Per Share.  Basic earnings (loss) per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted earnings per share adjusts basic earnings per share for the effects of stock options, restricted common stock, and other potentially dilutive financial instruments, only in the periods in which the effects are dilutive.

The following securities have been excluded from the diluted loss per share computation because the impact of the assumed exercise of stock options and unvested restricted stock would have been anti-dilutive since the Company has reported net losses:

	2009	2008
Options to purchase common stock	20,000	200,000
Unvested restricted stock	25,320	44,440
Totals	45,320	244,440

Income Taxes

The Company is subject to U.S. federal, various state and international income taxes. The statue of limitations for assessment by the Internal Revenue Services (“IRS”) and state tax authorities is open for tax years ended December 31, 2006, 2007 and 2008, although carryforward attributes that were generated prior to tax year 2006, including net operating loss carryforwards and tax credits, may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period.  The Company is generally subject to examinations by foreign tax authorities from 2004 to present.

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. At December 31, 2009, deferred tax assets, net of deferred tax liabilities and valuation allowance, were $111,000. The majority of our net operating loss carryforwards begin to expire in 2023 and thereafter.

ASC 740, Accounting for Income Taxes (“ASC 740”), requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion more likely than not will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience and expectations of future taxable income by taxing jurisdiction, the carry-forward periods available to us for tax reporting purposes, and other relevant factors.

Effective January 1, 2007, we adopted the provisions of FASB Accounting Standards Codification Topic 740, Accounting for Uncertainty in Income Taxes.  ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. The standard prescribes a recognition and measurement method for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes.

Based on a review of our tax positions, the Company was not required to record a liability for unrecognized tax benefits as a result of adopting ASC 740 on January 1, 2007.  Further, there has been no change during the years ended December 31, 2009 and 2008.  Accordingly, we have not accrued any interest and penalties through December 31, 2009.

Concentration of Risk

In 2009, two separate electronics contract manufacturing companies accounted for approximately $5,089,000 of revenue, or 16% of MtronPTI’s total revenues, compared to approximately 12.9% for MtronPTI’s two largest customers in 2008.  (No customers accounted for more than 10% of 2009 or 2008 revenues.)  Sales to the Company’s ten largest customers accounted for approximately 57.2% of revenues in 2009, compared to approximately 47.0% of revenues operations for 2008.

In 2009, approximately 10.9% of MtronPTI’s revenue was attributable to finished products that were manufactured by an independent contract manufacturer located in both Korea and China, compared to 12.7% for 2008.  We expect this manufacturer to account for a smaller but substantial portion of MtronPTI’s production in

2010 and a material portion of MtronPTI’s production for the next several years.  MtronPTI does not have a written, long-term supply contract with this manufacturer.  If this manufacturer becomes unable to provide products in the quantities needed, or at acceptable prices, MtronPTI would have to identify and qualify acceptable replacement manufacturers or manufacture the products internally.  Due to specific product knowledge and process capability, MtronPTI could encounter difficulties in locating, qualifying and entering into arrangements with replacement manufacturers.  As a result, a reduction in the production capability or financial viability of this manufacturer, or a termination of, or significant interruption in, MtronPTI’s relationship with this manufacturer, may adversely affect MtronPTI’s results of operations and our financial condition.

Segment Information

The Company reports segment information in accordance with ASC 280, Disclosures about Segments of an Enterprise and Related Information (“ASC 280”).  ASC 280 requires companies to report financial and descriptive information for each operating segment based on management’s internal organizational decision-making structure.  See Note K to the Consolidated Financial Statements - “Segment Information” - for the detailed presentation of the Company’s business segment.

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

In June 2007, the Company determined that certain assets of its subsidiary, Lynch Systems, were impaired based upon the criteria in ASC 360 and recognized an impairment loss of $905,000, which represented the difference between the carrying value of the Lynch Systems’ land and building and building improvements and their estimated fair value.  The Company recognized an impairment loss of $235,000 in 2009, compared to an impairment loss of $0 recognized in 2008.

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

The Company has also entered into an interest rate swaps in relation to two of its long-term debt agreements for which it has accounted for each of these swaps as a cash flow hedge (see Note C).

Foreign Currency Translation

The assets and liabilities of international operations are remeasured at the exchange rates in effect at the balance sheet date for monetary assets and liabilities and at historical rates for non-monetary assets and liabilities, with the related remeasurement gains or losses reported within the Consolidated Statement of Operations. The results of international operations are remeasured at the monthly average exchange rates. The Company’s foreign subsidiaries and respective operations’ functional currency is the U.S. dollar.  The Company has determined this based upon the majority of transactions with customers as well as inter-company transactions and parental support being based in U.S. dollars.  The Company has recognized a remeasurement gain of $42,000 in 2009 and a remeasurement loss of ($256,000) in 2008, which is included within other expense in the consolidated statement of operations.

Guarantees

At December 31, 2008, the Company guaranteed (unsecured) the RBC loan of MtronPTI.  As of December 31, 2009, the outstanding balance under this loan was $2,341,000.  The Company has also guaranteed (unsecured) all outstanding obligations to the First National Bank of Omaha of MtronPTI.  As of December 31, 2009, the total outstanding obligations were $2,644,000.

There are no other financial, performance, indirect guarantees or indemnification agreements.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued ASC Topic 805, Business Combinations (“ASC 805”). ASC 805 expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in earnings, not goodwill; changes the recognition and timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of ASC 805 is required for combinations occurring in fiscal years beginning after December 15, 2008. Early adoption and retroactive application of ASC 805 to fiscal years preceding the effective date are not permitted. There is currently no material effect.

In December 2007, the FASB issued ASC Topic 810, Noncontrolling Interest in Consolidated Financial Statements (“ASC 810”). ASC 810 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under ASC 810, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for ASC 810 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of ASC 810 to fiscal years preceding the effective date are not permitted. We currently do not have significant minority interests in our consolidated subsidiaries.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued ASC Topic 815, Disclosures about Derivative Instruments and Hedging Activities (“ASC 815”). This new standard enhances disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under ASC 815 Accounting for Derivative Instruments and Hedging Activities and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. ASC 815 is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008. The adoption of ASC 815 did not have a material impact on the Company's consolidated financial position and results of operations.

In April 2008, the FASB issued ASC Topic 350 Determination of the Useful Life of Intangible Assets (“ASC 350”). ASC 350 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350, Goodwill and Other Intangible Assets. ASC 350 was effective for fiscal years beginning after December 15, 2008. The adoption of ASC 350 did not have a material impact on the Company's consolidated financial position and results of operations.

In May 2008, the FASB issued ASC Topic 105, The Hierarchy of Generally Accepted Accounting Principles (“GAAP”). ASC 105 identifies the sources of accounting principles (see below) and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The FASB believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of ASC 105 did not have a material impact on the Company's consolidated financial position and results of operations.

The sources of accounting principles that are generally accepted are categorized in descending order as follows:

e)
FASB Accounting Standards Codification, ASC 815 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

f)	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

g)	AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB and the Topics discussed in Appendix D of ASC Abstracts.

h)
Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

In June 2008, the FASB issued ASC Topic 260, section 10, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“ASC 260-10”). ASC 260-10 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation under the two-class method of calculating earnings per share. ASC 260-10, which is applied retrospectively, will become effective for the Company beginning January 1, 2009. The adoption of ASC 260-10 did not have a material impact on the Company's consolidated financial position and results of operations.

In February 2009, the FASB issued ASC Topic 805, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“ASC 805”). This standard requires an asset or liability arising from a contingency in a business combination to be recognized at fair value if fair value can be reasonably determined. If it cannot be reasonably determined, then the asset or liability will need to be recognized in accordance with FASB ASC 805, Accounting for Contingencies, and ASC 450-20 Reasonable Estimation of the Amount of the Loss. ASC 805 is effective for fiscal years beginning after December 15, 2008. The adoption of ASC 805 did not have a material impact on the Company's consolidated financial position and results of operations.

On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued ASC Topic 820, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  ASC 820 provides additional guidance for estimating fair value when the volume and level of activity for the asset and liability have significantly decreased, as well as provides guidance on identifying circumstances that indicate a transaction is not orderly. ASC 820 is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 820 did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

In May 2009, the FASB issued ASC Topic 855, Subsequent Events (“ASC 855”).  ASC 855 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  ASC 855 is effective for interim and annual periods ending after June 15, 2009.  The adoption of ASC 855 did not have any impact on the Company’s consolidated results of operations, financial position or cash flows.

In June 2009, the FASB issued Accounting Standards Codification Topic 810, Amendments to FASB Interpretation No. 46(R (“ASC 810”), which amends the consolidation guidance applicable to variable interest entities.  The amendments will significantly affect the overall consolidation analysis under FASB ASC 810.  ASC 810 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The Company does not believe that the adoption of ASC 810 will have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

In June 2009, the FASB issued ASC Topic 860, Accounting for Transfers of Financial Assets (“ASC 860”).  ASC 860 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.   ASC 860 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.   ASC 860 must be applied to transfers occurring on or after the effective date.

Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes.  Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance.  If the evaluation on the effective date results in consolidation, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation.  Additionally, the disclosure provisions of ASC 860 should be applied to transfers that occurred both before and after the effective date of ASC 860.   We are currently accessing the impact on the Company's consolidated financial position and results of operations.

In September 2009, The FASB published FASB Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent).  This Update amends Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent).  This Update also requires new disclosures, by major category of investments, about the attributes inclusive of investments within the scope of this amendment to the Codification.  The guidance in this Update is effective for interim and annual periods ending after December 15, 2009.  Early application is permitted.  The adoption of ASC 820 did not have a material impact on the Company's consolidated financial position and results of operations.

In October 2009, the Financial Accounting Standards Board (“FASB”) published FASB Accounting Standards Update No. 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.  This Update includes amendments to Topic 470, Debt, (Subtopic 620-10), and Topic 620, Earnings per Share, (Subtopic 620-10), to provide guidance on share-lending arrangements entered into on an entity’s own shares in contemplation of a convertible debt offering or other financing.  FASB Accounting Standards Update No. 2009-15 is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those years.  In addition, this Update is effective for arrangements entered into on (not outstanding) or after the beginning of the first reporting period that begins on or after June 15, 2009.  Certain transition disclosures are also required, and early application is not permitted.  The Company does not believe that the adoption of ASC 620-10 will not have any impact.

B.      Inventories

Inventories are stated at the lower of cost or market value using the FIFO method.  As disclosed in Note A, effective January 1, 2009, the Company changed its method of valuing a portion of its inventory from the LIFO (“last-in, first-out”) method to the FIFO (“first-in, first-out”) method.  The Company reduces the value of its inventories to market value when the value is believed to be less than the cost of the item.

	December 31,
	2009	2008
	(in thousands)
Raw materials	$2,738	$2,776
Work in process	1,486	1,458
Finished goods	1,124	1,174
Total Inventories	$5,348	$5,408

C.	Notes Payable to Banks and Long-Term Debt

Note payable to banks and long-term debt is comprised of:

	December 31,
	2009	2008
	(in thousands)
Notes Payable:
MtronPTI revolving loan (First National Bank of Omaha (“FNBO”)) at 30-day LIBOR plus 4.75%; (4.99% at December 31, 2009), due June 30, 2010	$1,696	$2,749

Long-Term Debt:
MtronPTI term loan (RBC Centura Bank (“RBC”)) due October 1, 2010. The note bears interest at LIBOR Base Rate plus 2.75%. Interest rate swap converts loan to a fixed rate, at 7.51% at December 31, 2009	$2,341	$2,817
Mtron term loan (FNBO) due January 24, 2013. The note bears interest at 30-day LIBOR plus 2.10%. Interest rate swap converts loan to a fixed rate, at 5.60% at December 31, 2009	948	1,187
Rice University Promissory Note at a fixed interest rate of 4.50%, due August 2009	0	53
	3,289	4,057
Current maturities	2,620	397
Long-Term Debt	$669	$3,660

On October 14, 2004, MtronPTI entered into a loan agreement with FNBO which was amended and restated on August 18, 2009 (the “FNBO Loan Agreement”).  The FNBO Loan Agreement provides for a short-term credit facility of up to $4,000,000 as of December 31, 2009 (the “FNBO Revolving Loan”).  The principal balance of the FNBO Revolving Loan bears interest at 30-day LIBOR plus 4.75%, with interest only payments due monthly and the final payment of principal and interest due on June 30, 2010.  There is also an unused commitment fee of 0.50% per annum, payable quarterly.  At December 31, 2009, the amount outstanding under the FNBO Revolving Loan was $1,696,000, with unused borrowing capacity of $2,304,000.  The unused borrowing capacity under the FNBO Revolving Loan as of December 31, 2008 was $2,751,000, which was prior to the August 18, 2009 amendment that reduced the maximum amount that could be borrowed under the FNBO Revolving Loan from $5,500,000 to $4,000,000.

The FNBO Loan Agreement also provided for a term loan in the original principal amount of $2,000,000 (the “FNBO Term Loan”).  At December 31, 2009, the principal amount of the FNBO Term Loan was approximately

$948,000, and the principal balance bears interest at 30-day LIBOR plus 2.10%, with payments of approximately $22,000 due monthly and all remaining principal and interest due January 24, 2013.

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

At December 31, 2009, the Company’s subsidiary MtronPTI was not in compliance with the current ratio covenant as defined by the FNBO Loan Agreement (1.43 to 1.00 current ratio vs. the minimum requirement of 1.50 to 1.00) which is due primarily to the re-classification of the RBC Term Loan to a current liability because of its maturity date of October 1, 2010.  FNBO has agreed to waive non-compliance with that covenant for the quarter ended December 31, 2009 and for the quarter ending March 31, 2010 if the current ratio does not drop below the December 31, 2009 testing level.

In connection with the FNBO Term Loan, MtronPTI entered into a separate interest rate swap agreement with FNBO from which it receives periodic payments at the LIBOR Base Rate and makes periodic payments at a fixed rate of 5.60% through the term of the FNBO Term Loan.  The Company has designated this swap as a cash flow hedge in accordance with Accounting Standard Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”).  The fair value of the interest rate swap was ($32,000) at December 31, 2009 and ($53,000) at December 31, 2008, net of any tax effect, and is included in “other accrued expenses” on the condensed consolidated balance sheets.  The change in fair value is reflected in accumulated other comprehensive loss, net of any tax effect.

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

On May 19, 2009, certain of the loan covenants in the RBC Loan Agreement were changed with agreement from RBC to (i) allow the $1,000,000 cash infusion to MtronPTI for the partial repayment under the FNBO Revolving Loan to be included in the numerator of the fixed charge coverage ratio for calculations on each quarterly testing date through June 30, 2010, (ii) increase the amount of the tangible net worth minimum  requirement to $5,500,000 to be consistent with the tangible net worth covenant in the amended and restated FNBO Loan Agreement, and (iii) provide that if MtronPTI is not in compliance with the covenants at any quarterly testing date, MtronPTI will have forty-five (45) days from the end of such quarter to cure the default.  All outstanding obligations under the RBC Loan Agreement are collateralized by a security interest in certain real estate assets of our subsidiary, MtronPTI, and guaranteed by the Company.

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

At December 31, 2009, MtronPTI was not in compliance with the fixed charge coverage ratio covenant under the RBC Loan Agreement (0.99 to 1.00 fixed charge coverage ratio vs. the minimum requirement of 1.20 to 1.00), due primarily to the reclassification of the RBC Term Loan to a current liability because of its maturity date of October 1, 2010.  RBC has agreed to waive non-compliance with that covenant for the quarter ended December 31, 2009, and that for the purposes of calculating the fixed charge coverage ratio for the periods up to and including October 1, 2010, RBC intends to utilize only the current portion of long term debt due, excluding any portion of long term debt in the current year due as a result of the maturity date.

In connection with the RBC Term Loan, MtronPTI entered into a five-year interest rate swap from which it receives periodic payments at the LIBOR Base Rate and makes periodic payments at a fixed rate of 7.51% with monthly settlement and rate reset dates.  The Company has designated this swap as a cash flow hedge in accordance with ASC 815.  The fair value of the interest rate swap was ($97,000) at December 31, 2009, and ($182,000) at December 31, 2008, net of any tax effect, and is included in “other accrued expenses” on the condensed consolidated balance sheets.  The change in fair value is reflected in accumulated other comprehensive loss, net of any tax effect.

Debt outstanding at December 31, 2009 included $3,289,000 of fixed rate debt at year-end weighted average interest rate of 6.56% (after considering the effect of the interest rate swaps) and variable rate debt of $1,696,000 at a year end average rate of 4.99%.

Aggregate principal maturities of long-term debt for each of the next five years based upon payment terms and interest rates in effect at December 31, 2009 are as follows (in thousands):

2010	$2,620
2011	299
2012	321
2013	49
2014	0
Total	$3,289

D.	Related Party Transactions

At December 31, 2009, the Company had $3,816,000 of cash and cash equivalents compared with $5,325,000 at December 31, 2008.  Of this amount, $948,000 at December 31, 2009 is invested in United States Treasury money market funds for which affiliates of the Company serve as the investment managers to the respective fund, compared with $3,123,000 so invested at December 31, 2008.

E.	Stock Option Plans

Effective January 1, 2006, ASC Subtopic 718, Share-Based Payment (“ASC 718”), applies to new awards and to awards modified, repurchased or cancelled after the effective date as well as to the unvested portion of awards outstanding as of the effective date.  The Company uses the Black-Scholes-Merton option-pricing model to value stock option grants under ASC 718, applying the modified prospective method for existing grants which requires the Company to value stock options prior to its adoption of ASC 718 under the fair value method and expense the value over the requisite service period.

On May 26, 2005, the Company’s shareholders approved amendments to the 2001 Equity Incentive Plan to increase the total number of shares of the Company’s common stock available for issuance from 300,000 to 600,000 shares and to add provisions that require terms and conditions of awards to comply with section 409A of the Internal Revenue Code of 1986.  Also on May 26, 2005, the Company granted options to purchase 120,000 shares of Company common stock to certain employees and directors of the Company at $13.17 per share.  These options were fully vested in 2005, are anti-dilutive, and expire at the earlier of May 25, 2010 or 90 days following the termination or resignation of employment.  Of these options, at December 31, 2009, options to purchase 20,000 shares remain outstanding.  The terms of options outstanding at December 31, 2009, are summarized in the following table:

Exercise Price	Number of Shares Subject to Outstanding Options	Weighted-Average Remaining Contractual Life	Number of Shares as to Which Options are Exercisable
$ 13.17	20,000	0.4	20,000
Totals	20,000	0.4	20,000

The following table summarizes information about stock options outstanding and exercisable at December 31, 2009 and 2008 as well as activity during the years then ended:

	Number of Stock Options	Weighted Average Exercise price	Weighted Average Years Remaining
Outstanding at December 31, 2007	200,000	$17.07	1.8
Granted during 2008	--	--	--
Exercised during 2008	--	--	--
Forfeited or expired during 2008	--	--	--
Outstanding at December 31, 2008	200,000	17.07	0.8
Granted during 2009	--	--	--
Exercised during 2009	--	--	--
Forfeited or expired during 2009	(180,000)	17.50	--
Outstanding at December 31, 2009	20,000	$13.17	0.4
Exercisable at December 31, 2009	20,000	$13.17	0.4
Vested at December 31, 2009	20,000	$13.17	0.4

There were no options granted during the years ended December 31, 2009 and 2008.  At December 31, 2009, the aggregate intrinsic value of options outstanding and options exercisable was zero because the market value of the underlying stock was below the average exercise price of all options.

Equity Compensation Plan Information

The 2001 Equity Compensation Plan had 481,700 securities remaining and available for future issuance at December 31, 2009.

F. Stockholders’ Equity

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

G. Income Taxes

The Company files consolidated federal income tax returns, which includes all U.S. subsidiaries.

The Company has a total net operating loss (“NOL”) carry-forward of $8,240,000 as of December 31, 2009.  This NOL expires through 2029 if not utilized prior to that date.  The Company had research and development credit carry-forwards of approximately $1,046,000 at December 31, 2009, that can be used to reduce future income tax liabilities and expire principally between 2020 and 2029.  In addition, the Company has foreign tax credit carry-forwards of approximately $287,000 at December 31, 2009, that are available to reduce future U.S. income tax liabilities subject to certain limitations.  These foreign tax credit carry-forwards expire at various times through 2019.

Deferred income taxes for 2009 and 2008 provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.  Tax effects of temporary differences and carry-forwards at December 31, 2009 and 2008 are as follows:

	December 31, 2009		December 31, 2008
	Deferred Tax		Deferred Tax
	Asset	Liability	Asset	Liability
	(in thousands)
Inventory reserve	$1,357	$--	$1,199	$--
Fixed assets	--	192	--	593
Other reserves and accruals	532	--	658	--
Undistributed foreign earnings	--	549	--	611
Other	--	104	--	126
Tax credit carry-forwards	1,450	--	1,231	--
Tax loss carry-forwards	3,204	--	2,800	--
Total deferred income taxes	6,543	$845	5,888	$1,330
Valuation allowance	(5,587)		(4,447)
Net deferred tax assets	$956		$1,441

At December 31, 2009, the net deferred tax assets of $111,000 presented in the Company’s balance sheet comprises deferred tax assets of $956,000, offset by deferred tax liabilities of $845,000.  At December 31, 2008, the net deferred tax assets of $111,000 presented in the Company’s balance sheet comprises deferred tax assets of $1,441,000, offset by deferred tax liabilities of $1,330,000.  The carrying value of the Company’s net deferred tax assets at December 31, 2009 of $111,000 is equal to the amount of the Company’s carry-forward alternative minimum tax (“AMT”) at that date.  These AMT credits do not expire.

The (provision) benefit for income taxes is summarized as follows:

	2009	2008
	(in thousands)
Current:
Federal	$16	$--
State and local	--	--
Foreign	(35)	(127)
Total Current	(19)	(127)

Deferred:
Federal	--	--
State and local	--	--
Total Deferred	--	--
	$(19)	$(127)

A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes:

	2009	2008
	(in thousands)

Tax benefit at expected statutory rate	$851	$408
State taxes, net of federal benefit	91	43
Permanent differences	(8)	(5)
Research and development credit	213	130
Valuation allowance	(1,166)	(703)
Provision for income taxes	$(19)	$(127)

The income tax expense for the year ended December 31, 2009 and 2008 included federal and foreign taxes.

Loss before income taxes from domestic operations was $2,440,000 and $1,666,000 in 2009 and 2008, respectively.  Profit and (loss) before income taxes from foreign operations was ($63,000) and $490,000 in 2009 and 2008, respectively.  At December 31, 2009, U.S. income taxes have been provided on approximately $2,760,000 of earnings of the Company’s foreign subsidiaries, because these earnings are not considered to be indefinitely reinvested.  As of December 31, 2009, earnings of non-U.S. subsidiaries considered to be indefinitely reinvested totaled $356,000.  No provision for U.S. income taxes has been provided thereon.  Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. taxes, reduced by any foreign tax credits available.  It is not practicable to estimate the amount of additional tax that might be payable on this undistributed foreign income.

The valuation allowance decreased $1,140,000 from $4,447,000 in 2008 to $5,587,000 at December 31, 2009.  The valuation allowance increased $943,000 from $3,504,000 in 2007 to $4,447,000 in 2008.

The Company will recognize any interest and penalties related to unrecognized tax positions in income tax expense.

At the date of adoption of ASC 740, the Company did not have a liability for unrecognized tax positions.  In addition, the Company did not record any increases or decreases to its liability for unrecognized tax positions during the year ended December 31, 2009.  Accordingly, the Company has not accrued for any interest and penalties as of December 31, 2009.  The Company does not anticipate any change in its liability for unrecognized tax positions over the next fiscal year.

The Company files income tax returns in the U.S. federal, various state and Hong Kong and India jurisdictions. The statute of limitations for assessment by the Internal Revenue Service (“IRS”) and state tax authorities is open for tax years ending December 31, 2006, 2007 and 2008, although carryforward attributes that were generated prior to tax year 2006, including net operating loss carryforwards and tax credits, may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period.  The Company is generally subject to examinations by foreign tax authorities from 2004 to the present.

H. Other Comprehensive Income (Loss)

Other comprehensive loss includes the changes in fair value of investments classified as available-for-sale and the changes in fair values of derivatives designated as cash flow hedges.

For the year ended December 31, 2009, total comprehensive loss was $2,403,000, comprised of other comprehensive income of $119,000, less net loss of $2,522,000.  Other comprehensive income included $13,000 included in other income from the unrealized increase in the market value of marketable securities (included in other current assets) and $106,000 from the change in the fair value of the interest rate swaps.

For the year ended December 31, 2008, total comprehensive loss was $1,416,000, comprised of other comprehensive loss of $134,000, plus net loss of $1,282,000.  Other comprehensive loss included $23,000 in other expense from the recognition of an other-than-temporary impairment on available-for-sale securities (included in other current assets) and $157,000 from the change in the fair value of the interest rate swaps.

The change in accumulated other comprehensive loss, net of related tax benefit, at December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008
	(in thousands)
Balance beginning of year	$(235)	$(101)
Deferred gain on swap liability on hedge contracts	106	(157)
Unrealized gain on available-for-sale securities	13	--
Reclassification adjustment for gains included in operations	--	23
Balance end of year	$(116)	$(235)

The components of accumulated other comprehensive loss, net of related taxes at December 31, 2009 and 2008, are as follows:

	December 31,
	2009	2008
	(in thousands)
Deferred loss on swap liability on hedge contracts	$(129)	$(235)
Unrealized gain on available-for-sale securities	13	--
Accumulated other comprehensive loss	$(116)	$(235)

I.           Employee Benefit Plans

The Company offers a defined contribution plan for eligible employees.  The following table sets forth the consolidated expenses from operations for this plan:

	December 31,
	2009	2008
	(in thousands)

Defined contribution totals	--	$208

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

Rent Expense

Rent expense under operating leases was $141,000 and $141,000 for the years ended December 31, 2009 and 2008, respectively.  The Company leases certain property and equipment, including warehousing, and sales and distribution equipment, under operating leases that extend from one to two years.  Certain of these leases have renewal options.

K. Segment Information

The Company has one reportable business segment from operations: frequency control devices (quartz crystals and oscillators) that represents products manufactured and sold by MtronPTI.  The Company’s foreign operations in Hong Kong and India exist under MtronPTI.

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

	Years Ended December 31,
	2009	2008
	(in thousands)
Revenues from Operations
Frequency control devices – USA	$15,522	$17,465
Frequency control devices – Foreign	15,779	22,714
Total consolidated revenues	$31,301	$40,179

Operating Loss from Operations
Frequency control devices	$(176)	$1,054
Unallocated corporate expense	(1,978)	(1,864)
Impairment loss on Lynch Systems’ assets	--	--
Consolidated total operating loss	(2,154)	(810)
Investment income	--	--
Interest expense	(447)	(292)
Gain on sale of equipment	--	255
Other income (expense)	98	(308)
Other income (loss)	(349)	(345)
Loss Before Income Taxes from Operations	$(2,503)	$(1,155)

Capital Expenditures
Frequency control devices	$325	$537

Total Assets
Frequency control devices	$16,921	$18,233
General corporate	1,310	3,773
Total assets from discontinued operations and Lynch Systems’ remaining assets	337	646
Consolidated total assets	$18,568	$22,652

For years ended December 31, 2009 and 2008, significant foreign revenues from operations (10% or more of foreign sales) were as follows:
	Years Ended December 31,
	2009	2008
	(in thousands)
Frequency Control Devices - Significant
Foreign Revenues:
Malaysia	$4,415	$6,274
China	3,681	5,518
Mexico	1,510	2,255
Thailand	1,029	2,106
Singapore	1,566	1,980
Canada	284	1,123
All other foreign countries	3,294	3,458
Total foreign revenues	$15,779	$22,714

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of The LGL Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 31, 2007).

3.2	The LGL Group, Inc. By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 31, 2007).

10.1	The LGL Group, Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the period ended December 31, 1995).

10.2	Directors Stock Plan (incorporated by reference to Exhibit 10(o) to the Company’s Form 10-K for the year ended December 31, 1997).

10.3	The LGL Group, Inc. 2001 Equity Incentive Plan adopted December 10, 2001 (incorporated by reference to Exhibit 4 to the Company’s Form S-8 Registration Statement filed on December 29, 2005.

10.4
Employment Agreement by and between Mtron Industries, Inc. and South Dakota Board of Economic Development, dated December 19, 2002 (incorporated by reference to Exhibit 10(mm) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.5
Registration Rights Agreement by and between the Company and Venator Merchant Fund, L.P.  dated October 15, 2004 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated October 20, 2004).

10.6
Loan Agreement, by and among M-Tron Industries, Inc., Piezo Technology, Inc. and RBC Centura Bank, dated September 30, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2005).

10.7
Unconditional Guaranty for Payment by and between The LGL Group, Inc. and RBC Centura Bank, dated September 30, 2005 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 4, 2005).

10.8
Modification Agreement, dated as of August 18, 2009, by and among M-tron Industries, Inc., Piezo Technology, Inc. and RBC Centura Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2009).

10.9
Amended and Restated Loan Agreement, dated as of August 18, 2009, by and among M-tron Industries, Inc., Piezo Technology, Inc. and First National Bank of Omaha (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 25, 2009).

10.10
Form of Amended and Restated Term Note made by M-tron Industries, Inc. and Piezo Technology, Inc. for the benefit of First National Bank of Omaha (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 16, 2009).

10.11
Form of Amended and Restated Revolving Note made by M-tron Industries, Inc. and Piezo Technology, Inc. for the benefit of First National Bank of Omaha (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 16, 2009).

10.12
Unconditional Guaranty, dated as of August 18 2009, made by The LGL Group, Inc. for the benefit of First National Bank of Omaha (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated August 25, 2009).

10.13
First Amendment to the Loan Agreement by and among M-Tron Industries, Inc., Piezo Technology, Inc. and First National Bank of Omaha, dated May 31, 2005 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 6, 2005).

- Page 69 -

10.14
Employment Agreement, dated January 7, 1999, by and between M-tron Industries, Inc. and Robert R. Zylstra (incorporated by reference to Exhibit 10(c) to the Company’s Form 10-K for the year ended December 31, 2007).

10.15
Employment Agreement, dated December 24, 2007, by and between The LGL Group, Inc. and Harold D. Castle (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2007).

10.16
Employment Agreement, dated February 3, 2009, by and between The LGL Group, Inc. and Hans Wunderl (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 4, 2009).

10.17
Employment Agreement, dated as of June 29, 2009, by and between The LGL Group, Inc. and Greg Anderson (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 8, 2009).

10.18
Form of Indemnification Agreement by and between The LGL Group, Inc. and its executive officers and directors (incorporated by reference to Exhibit 10(q) to the Company’s Form 10-K for the year ended December 31, 2007).

10.19
Form of Restricted Stock Agreement by and between The LGL Group, Inc. and each of its Directors (incorporated by reference to Exhibit 10(v) to the Company’s Form 10-K for the year ended December 31, 2007).

18.1	Letter, dated March 31, 2010, to the Board of Directors of The LGL Group, Inc. from J.H. Cohn LLP regarding the preferability of newly adopted accounting principle.*
21.1	Subsidiaries of the The LGL Group, Inc.*

23.1	Consent of Independent Registered Public Accounting Firm – J.H. Cohn LLP.*

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

