Form 10-Q
period 2010-03-31
LGL GROUP INC
filed 2010-05-21
CIK 61004

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 19, 2010
Common Stock, $0.01 par value	2,232,262

INDEX

THE LGL GROUP, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets:	111

	– March 31, 2010

	– December 31, 2009

	Condensed Consolidated Statements of Operations:	333

	– Three months ended March 31, 2010 and 2009

	Condensed Consolidated Statements of Stockholders’ Equity:	444

	– Three months ended March 31, 2010

	Condensed Consolidated Statements of Cash Flows:	555

	– Three months ended March 31, 2010 and 2009

	Notes to Condensed Consolidated Financial Statements:	666

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	1313

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	1717

Item 4.	Controls and Procedures	1717

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	1919

Item 1A.	Risk Factors	1919

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	2020

Item 3.	Defaults Upon Senior Securities	2020

Item 4.	(Removed and Reserved)	2020

Item 5.	Other Information	2020

Item 6.	Exhibits	2121

SIGNATURES		22

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

 (In Thousands)

	March 31, 2010	December 31, 2009 (A)
ASSETS
Current Assets:
Cash and cash equivalents	$3,977	$3,816
Accounts receivable, less allowances of $190 and $259, respectively	5,933	4,779
Inventories	6,636	5,348
Prepaid expenses and other current assets	335	412
Total Current Assets	16,881	14,355
Property, Plant and Equipment:
Land	670	670
Buildings and improvements	4,856	4,856
Machinery and equipment	13,368	13,312
Gross property, plant and equipment	18,894	18,838
Less: accumulated depreciation	(15,266)	(15,113)
Net property, plant and equipment	3,628	3,725
Deferred income taxes, net	111	111
Other assets	341	377
Total Assets	$20,961	$18,568

See accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED, continued

(In Thousands Except Share and Per Share Amounts)

	March 31, 2010	December 31, 2009 (A)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Note payable to bank	$1,972	$1,696
Accounts payable	2,809	2,333
Accrued compensation and commissions expense	1,528	1,220
Other accrued expenses	1,335	1,020
Current maturities of long-term debt	2,603	2,620
Total Current Liabilities	10,247	8,889
Long-term debt	596	669
Total Liabilities	10,843	9,558

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $0.01 par value - 10,000,000 shares authorized; 2,232,262 and 2,227,684 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	22	22
Additional paid-in capital	20,723	20,708
Accumulated deficit	(10,538)	(11,604)
Accumulated other comprehensive loss	(89)	(116)
Total Stockholders’ Equity	10,118	9,010
Total Liabilities and Stockholders’ Equity	$20,961	$18,568

(A)
The Condensed Consolidated Balance Sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

 (In Thousands, Except Share and Per Share Amounts)
	Three Months Ended March 31,
	2010	2009

REVENUES	$10,701	$7,542
Cost and expenses:
Manufacturing cost of sales	7,048	5,946
Engineering, selling and administrative	2,449	2,554
Total Cost and Expenses	9,497	8,500
OPERATING INCOME (LOSS)	1,204	(958)
Other income (expense):
Interest expense	(105)	(93)
Other income (expense)	(5)	13
Total Other Income (Expense)	(110)	(80)
INCOME (LOSS) BEFORE INCOME TAXES	1,094	(1,038)
Income tax benefit (provision)	(28)	30

NET INCOME (LOSS)	$1,066	$(1,008)

Weighted average number of shares used in basic EPS calculation.	2,227,684	2,183,236
Weighted average number of shares used in diluted EPS calculation.	2,238,931	2,183,236

BASIC NET INCOME (LOSS) PER COMMON SHARE	$0.48	$(0.46)
DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.48	$(0.46)

See accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — UNAUDITED

(Dollars In Thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at January 1, 2010	2,227,684	$22	$20,708	$(11,604)	$(116)	$--	$9,010
Comprehensive income:
Net income for period	--	--	--	1,066	--	--	1,066
Other comprehensive income	--	--	--	--	27	--	27
Comprehensive income							1,093
Stock-based compensation	--	--	15	--	--	--	15
Issuance of new shares for vested restricted stock	4,578	--	--	--	--	--	--
Balance at March 31, 2010	2,232,262	$22	$20,723	$(10,538)	$(89)	$--	$10,118

See accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

(In Thousands)

	Three Months Ended March 31,
	2010	2009

OPERATING ACTIVITIES
Net income (loss)	$1,066	$(1,008)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	153	257
Amortization of finite-lived intangible assets	36	15
Stock-based compensation	15	20
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(1,154)	2,350
Increase in inventories	(1,288)	(59)
Increase in trade accounts payable and accrued liabilities	1,125	107
Decrease in other assets/liabilities, net	78	39
Net cash provided by operating activities	31	1,721

INVESTING ACTIVITIES
Capital expenditures	(56)	(116)
Net cash used in investing activities	(56)	(116)

FINANCING ACTIVITIES
Net borrowings (repayments) on note payable to bank	276	(1,366)
Repayments of long-term debt	(90)	(83)
Net cash provided by (used in) financing activities	186	(1,449)

Increase in cash and cash equivalents	161	156
Cash and cash equivalents at beginning of period	3,816	5,325
Cash and cash equivalents at end of period	$3,977	$5,481

Supplemental Disclosure:
Cash paid for interest	$105	$93
Non-cash Financing Transactions:
Issuance of treasury shares for vested restricted stock	$--	$101

See accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.	Subsidiaries of the Registrant

    As of March 31, 2010, the subsidiaries of The LGL Group, Inc. (the “Company”) are as follows:

Owned By LGL
M-tron Industries, Inc.	100.0%
M-tron Industries, Ltd.	100.0%
Piezo Technology, Inc.	100.0%
Piezo Technology India Private Ltd.	99.9%
Lynch Systems, Inc.	100.0%

    The Company operates through its principal subsidiary, M-tron Industries, Inc., which includes the operations of M-tron Industries, Ltd. (“Mtron”) and Piezo Technology, Inc. (“PTI”). The combined operations of Mtron and PTI are referred to herein as “MtronPTI.”  MtronPTI has operations in Orlando, Florida, Yankton, South Dakota and Noida, India.  In addition, MtronPTI has a sales office in Hong Kong.  During 2007, the Company sold the operating assets of Lynch Systems, Inc., a subsidiary of the Company, to an unrelated third party.

B.	Basis of Presentation
    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.

    For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

    The Company has also entered into an interest rate swaps in relation to two of its long-term debt agreements and has accounted for each of these swaps as a cash flow hedge (see Note D – Notes Payable to Banks and Long-Term Debt).

C.	Inventories

   Inventories are stated at the lower of cost or market value.  As disclosed in Note A of the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, effective January 1, 2009, the Company changed its accounting method of valuing a portion of its inventory from the LIFO (“last-in, first-out”) method to the FIFO (“first-in, first-out”) method.  The Company reduces the value of its inventories to market value when the value is believed to be less than the cost of the item.

	March 31, 2010	December 31, 2009
	(in thousands)
Raw materials	$3,087	$2,738
Work in process	2,341	1,486
Finished goods	1,208	1,124
Total Inventories	$6,636	$5,348

D.	Note Payable to Bank and Long-Term Debt

	March 31, 2010	December 31, 2009
Note Payable:	(in thousands)
MtronPTI revolving loan (First National Bank of Omaha (“FNBO”)) at 30-day LIBOR plus 4.75%; (4.98% at March 31, 2010), due June 30, 2010	$1,972	$1,696

Long-Term Debt:
MtronPTI term loan (RBC Centura Bank (“RBC”)) due October 1, 2010. The note bears interest at LIBOR Base Rate plus 2.75%. Interest rate swap converts loan to a fixed rate, at 7.51% at March 31, 2010	$2,319	$2,341
Mtron term loan (FNBO) due January 24, 2013. The note bears interest at 30-day LIBOR plus 2.10%. Interest rate swap converts loan to a fixed rate, at 5.60% at March 31, 2010	880	948
	3,199	3,289
Current maturities	2,603	2,620
Long -Term Debt	$596	$669

    On October 14, 2004, MtronPTI entered into a loan agreement with FNBO which was amended and restated on August 18, 2009 (the “FNBO Loan Agreement”).  The FNBO Loan Agreement provides for a short-term credit facility of up to $4,000,000 as of March 31, 2010 (the “FNBO Revolving Loan”).  The principal balance of the FNBO Revolving Loan bears interest at 30-day LIBOR plus 4.75%, with interest only payments due monthly and the final payment of principal and interest due on June 30, 2010.  There is also an unused commitment fee of 0.50% per annum, payable quarterly.  At March 31, 2010, the amount outstanding under the FNBO Revolving Loan was $1,972,000.  The Company had $2,028,000 of unused borrowing capacity under the FNBO Revolving Loan at March 31, 2010, compared to $2,304,000 at December 31, 2009.

    On March 31, 2010, the Company received a non-binding letter of intent from FNBO expressing its intent to renew the FNBO Revolving Loan.

    The FNBO Loan Agreement also provides for a term loan in the original principal amount of $2,000,000 (the “FNBO Term Loan”).  At March 31, 2010, the principal balance of the FNBO Term Loan was approximately
$880,000, bearing interest at 30-day LIBOR plus 2.10%, with payments of approximately $23,000 due monthly and all remaining principal and interest due January 24, 2013.

   All outstanding obligations under the FNBO Loan Agreement are collateralized by a first priority security interest in all of the assets of MtronPTI (including general intangibles, but excluding real estate), and are guaranteed by the Company.

    The FNBO Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, financial covenants that MtronPTI maintain: (i) tangible net worth of not less than $5,500,000, (ii) a ratio of current assets to current liabilities of not less than 1.50 to 1.00; (iii) a ratio of total liabilities to tangible net worth of not greater than 2.75 to 1.00; and (iv) a fixed charge coverage ratio of not less than 1.20 to 1.00.  MtronPTI is also barred from making certain payments to the Company, including but not limited to interest payments on inter-company debt and management fees.  At March 31, 2010, the Company was in compliance with all covenants under the FNBO Loan Agreement.

    In connection with the FNBO Term Loan, MtronPTI entered into an interest rate swap agreement with FNBO from which it receives periodic payments at the LIBOR Base Rate and makes periodic payments at a fixed rate of 5.60% through the term of the FNBO Term Loan.  The Company has designated this swap as a cash flow hedge in accordance with Accounting Standard Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”).  The fair value of the interest rate swap was ($32,000) at March 31, 2010 and ($32,000) at December 31, 2009, net of any tax effect, and is included in “other accrued expenses” on the condensed consolidated balance sheets.  Any change in fair value is reflected in accumulated other comprehensive loss, net of any tax effect.

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

    On May 19, 2009, RBC agreed to change certain of the loan covenants in the RBC Loan Agreement to (i) allow the $1,000,000 cash infusion to MtronPTI for the partial repayment under the FNBO Revolving Loan to be included in the numerator of the fixed charge coverage ratio for calculations on each quarterly testing date through June 30, 2010, (ii) increase the amount of the tangible net worth minimum  requirement to $5,500,000 to be consistent with the tangible net worth covenant in the amended and restated FNBO Loan Agreement, and (iii) provide that if MtronPTI is not in compliance with the covenants at any quarterly testing date, MtronPTI will have forty-five (45) days from the end of such quarter to cure the default.

    All outstanding obligations under the RBC Loan Agreement are collateralized by a security interest in certain real estate assets of our subsidiary, MtronPTI, and are guaranteed by the Company.

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

    For any calendar quarter during the period commencing on April 1, 2009 and ending on March 31, 2010, the RBC Loan Agreement allowed the Company to make a cash infusion into MtronPTI within 45 days after the end of a quarter if necessary to bring MtronPTI into compliance with one or more of its financial covenants.  At March 31, 2010, the Company was in compliance with all covenants under the RBC Loan Agreement.  The Company expects that it will need to obtain a waiver of the covenants under the RBC Loan Agreement for the quarter ended June 30, 2010 since the RBC Loan Agreement does not allow subordinated debt to be carved out of MtronPTI’s total liabilities for the purpose of determining compliance with its covenants after the quarter ended March 31, 2010.

    In connection with the RBC Term Loan, MtronPTI entered into a five-year interest rate swap from which it receives periodic payments at the LIBOR Base Rate and makes periodic payments at a fixed rate of 7.51% with monthly settlement and rate reset dates.  The Company has designated this swap as a cash flow hedge in accordance with ASC 815.  The fair value of the interest rate swap was ($70,000) at March 31, 2010, and ($97,000) at December 31, 2009, net of any tax effect, and is included in “other accrued expenses” on the condensed consolidated balance sheets.  Any change in fair value is reflected in accumulated other comprehensive loss, net of any tax effect.

E.	Stock-Based Compensation

    On December 15, 2009, the Board of Directors granted 3,165 restricted shares each to eight of its members as a portion of their director fees for 2010 (the number of shares determined by dividing $10,000 by the closing price of the Company’s common stock on the grant date).  All of these shares vest ratably during 2010 at the end of each respective quarter.  Total stock compensation related expense for all outstanding grants for the three-month period ended March 31, 2010 was $15,000. The unrecognized compensation expense of $45,000 will be recognized over the next three quarters.

F.	Earnings (Loss) Per Share

    The Company computes earnings (loss) per share in accordance with ASC 260, Earnings Per Share.  Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share adjusts basic earnings (loss) per share for the effects of stock options, restricted common stock, and other potentially dilutive financial instruments, only in the periods in which the effects are dilutive.

    For the three months ended March 31, 2010, the unvested restricted stock noted in the table below was included in the computation of Diluted Earnings Per Share.  For the three months ended March 31, 2009, both the options to purchase common stock and the unvested restricted stock noted in the table below were excluded from the diluted loss per share computation, because the impact of the assumed exercise of stock options and unvested restricted stock would have been anti-dilutive as a result of the Company’s reported net losses.

	Three Months Ended March 31,
	2010	2009
Options to purchase common stock	20,000	200,000
Unvested restricted stock	11,247	33,328
Totals	31,247	233,328

    On October 1, 2009, options to purchase 180,000 shares of common stock expired.  The options outstanding at March 31, 2010 have an expiration date of May 25, 2010 and an exercise price of $13.17.

G.	Other Comprehensive Income (Loss)

    Other comprehensive income (loss) includes the changes in fair value of investments classified as available-for-sale and the changes in fair values of derivative instruments designated as cash flow hedges.

    For the three months ended March 31, 2010, total comprehensive income was $1,093,000, comprising net income of $1,066,000 and change in accumulated other comprehensive loss of $27,000, compared to total comprehensive loss of ($990,000) in the three months ended March 31, 2009, comprising net loss of ($1,008,000) and change in accumulated other comprehensive loss of $18,000.

    The change in accumulated other comprehensive income (loss), net of related taxes, for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Balance beginning of period	$(116)	$(235)
Deferred gain on swap liability on hedge contracts	27	16
Unrealized gain on available-for-sale securities	--	2
Balance end of period	$(89)	$(217)

    The components of accumulated other comprehensive income (loss), net of related taxes at March 31, 2010 and December 31, 2009, are as follows:

	March 31, 2010	December 31, 2009
	(in thousands)
Deferred loss on swap liability on hedge contracts	$(102)	$(129)
Unrealized gain on available-for-sale securities	13	13
Accumulated other comprehensive loss	$(89)	$(116)

H.	Fair Value Measurements

   The Company measures financial assets and liabilities at fair value in accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”).  These measurements involve various valuation techniques and assume that the transactions would occur between market participants in the most advantageous market for the Company.  The following is a summary of valuation techniques utilized by the Company for its significant financial assets and liabilities:

Assets

    To estimate the market value of its marketable securities, the Company obtains current market pricing from quoted market sources or uses pricing for identical securities. Assets measured at fair value on a recurring basis are summarized below.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	March 31, 2010
	(in thousands)
Marketable security	$28	$--	$--	$28

Liabilities

    To estimate the fair value of the swap liability on hedge contracts as of the measurement date, the Company obtains inputs other than quoted prices that are observable for the liability. Liabilities measured at fair value on a recurring basis are summarized below.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	March 31, 2010
	(in thousands)
Swap liability on hedge contracts	$--	$102	$--	$102

I.	Foreign Sales

    For the three months ended March 31, 2010 and 2009, foreign revenues were derived from the following countries:

	Three Months Ended March 31,
Foreign Revenues:	2010	2009
	(in thousands)
Malaysia	$1,545	$896
China	1,363	790
Thailand	644	238
Mexico	499	355
France	195	178
Netherlands	144	56
Singapore	104	605
Taiwan	104	31
Canada	59	91
All other foreign countries	420	458
Total foreign revenues	$5,077	$3,698

J.	Commitments and Contingencies

    In the normal course of business, the Company and its subsidiaries may become defendants in certain product liability, worker claims and other litigation.  The Company and its subsidiaries have no litigation pending at this time.

K.	Income Taxes

    The Company has a total net operating loss (“NOL”) carry-forward of $8,240,000 as of December 31, 2009.  This NOL expires through 2029 if not utilized prior to expiration.  The Company had research and development credit carry-forwards of approximately $1,046,000 at December 31, 2009, which can be used to reduce future income tax liabilities and expire principally between 2020 and 2029.  In addition, the Company has foreign tax credit carry-forwards of approximately $287,000 at December 31, 2009, that are available to reduce future U.S. income tax liabilities subject to certain limitations.  These foreign tax credit carry-forwards expire at various times through 2019.

    The Company provided a provision of $28,000 and a benefit of $30,000 for foreign income taxes, respectively, in the three months ended March 31, 2010 and 2009 and $0 for state taxes in each of those periods.

    Due to the uncertainty surrounding the realization of the favorable U.S. tax attributes in future tax returns, the Company continues to record a full valuation allowance against our otherwise recognizable U.S. net deferred tax assets as of March 31, 2010 and December 31, 2009, except for the Company’s $111,000 in AMT deferred tax assets which do not expire.

L.	Related Party Transactions

    At March 31, 2010, the Company had $3,977,000 of cash and cash equivalents.  Of this amount, $949,000 is invested in United States Treasury money market funds for which persons affiliated with the Company serve as the investment manager to the respective fund, compared with $948,000 of $3,816,000 at December 31, 2009.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

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

Results of Operations

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Consolidated Revenues and Gross Margin

    Consolidated revenues increased by $3,159,000, or 41.9%, to $10,701,000 for the first quarter 2010 from $7,542,000 for the comparable period in 2009.  The increase is due primarily to increased demand from existing customers for existing products in both our Telecom and Military, Instrumentation, Space and Avionics market segments.  This increase in demand is also reflected in foreign sales, which grew 37.3% to $5,077,000 for the quarter ended March 31, 2010, compared to $3,698,000 for the quarter ended March 31, 2009.  The Company is continuing its efforts to grow revenue by expanding into new geographic regions and into additional segments of the timing and frequency equipment market, such as alternative energy management, energy exploration, military personnel protection and homeland security.  The Company also introduced a new product line of cavity filters into production during the quarter ended March 31, 2010, which creates the opportunity for the Company to expand further into its target market segments.  In addition, the Company expects to place a second line of double-oven oscillators into production during the second quarter of 2010, which represents a technical advancement of the Company’s existing product offerings that will support the Company’s efforts to grow revenue.

    As of March 31, 2010, the Company’s order backlog was $14,260,000, which was an increase of 2.2% compared to the backlog as of December 31, 2009, which was $13,958,000.  The growth in backlog is primarily due to increased repeat orders from our existing customers, as well as orders from new customers obtained through the Company’s ongoing efforts to expand within its target markets.  The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent, which we have determined are legally binding and likely to proceed.  Although backlog represents only business that is considered likely to be performed, cancellations or scope adjustments may and do occur.

    Backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any.  The Company expects to fill substantially all of its current backlog in 2010, but cannot provide assurance as to the portion of the backlog to be fulfilled in a given year.

    Consolidated gross margin as a percentage of revenues for the first quarter 2010 increased to 34.1% from 21.2% for the comparable period in 2009.  This increase is due primarily to the increase in revenues compared to the comparable period in 2009, which improved gross margin by spreading fixed infrastructure costs over a larger revenue base, and the Company’s implementation of its plan to effect permanent structural cost reductions in overhead, engineering and administrative expenses.  The Company is continuing its efforts to further improve its manufacturing and supply chain efficiency.

Operating Income (Loss)

    Operating income was $1,204,000 for the first quarter of 2010 compared to an operating loss of ($958,000) for the comparable period in 2009.  This increase in operating profit can be primarily attributed to a 12.9 percentage point increase in gross margin, which was primarily the result of the 41.9% increase in revenues as compared to the same period in 2009.  The increase was also attributable to the execution of the Company’s plan to reduce its overhead, engineering, selling and administrative expenses through the reduction of its supervisory and administrative headcount, freezing of merit-based salary increases, and the reduction or elimination of various other administrative expenses, which was undertaken during 2009.  The Company expects that its focused effort to increase revenues combined with continued effort to improve its manufacturing and supply chain efficiency will benefit operating margins in future quarters.

Interest expense

    Interest expense was $105,000 for the period ended March 31, 2010, which was an increase of $12,000 from $93,000 for the period ended March 31, 2009.  The increase was primarily due to a higher average balance outstanding on MtronPTI’s revolving credit facility, as well as an increase in the interest rate charged, resulting from amendments to the Company’s credit facilities in 2009.

Income Taxes

    The Company files a consolidated federal income tax return, which includes all subsidiaries.  The income tax provision for the three-month period ended March 31, 2010 included foreign taxes.  The provision gives effect to our estimated tax liability at the end of the year.

    Due to the uncertainty surrounding the realization of favorable U.S. tax attributes in future tax returns, we continue to record a full valuation allowance against our otherwise recognizable U.S. net deferred tax assets as of March 31, 2010 and December 31, 2009, except for the Company’s $111,000 in AMT deferred tax assets, which do not expire.

Net Income (Loss)

    Net income for the first quarter 2010 was $1,066,000 compared to net loss of ($1,008,000) for the comparable period in 2009.  The increase was primarily attributable to a 41.9% increase in revenues for the three-month period ended March 31, 2010 as compared to the same period in 2009, as well as a 12.9 percentage point increase in gross margin.  Basic and diluted net income (loss) per share for the period ended March 31, 2010 was $0.48 compared with ($0.46) for the period ended March 31, 2009.

Liquidity and Capital Resources

    The Company’s cash and cash equivalents at March 31, 2010 were $3,977,000, compared to $3,816,000 at December 31, 2009.  At March 31, 2010, MtronPTI had $1,972,000 outstanding and unused borrowing capacity of $2,028,000 under the FNBO Revolving Loan, compared with $1,696,000 outstanding and unused borrowing capacity of $2,304,000 at December 31, 2009.  As of May 19, 2010, the Company had unused borrowing capacity of $1,141,000 under the FNBO Revolving Loan.

    At March 31, 2010, the Company’s consolidated working capital was $6,634,000, as compared to $5,466,000 at December 31, 2009.  At March 31, 2010, the Company had current assets of $16,881,000 and current liabilities of $10,247,000.   The ratio of current assets to current liabilities was 1.65 to 1.00 at March 31, 2010, compared to 1.61 to 1.00 at December 31, 2009.   The increase in net working capital is primarily due to the increase in the Company’s accounts receivable and inventory balances, offset by increases in the Company’s outstanding balance under the FNBO Revolving Loan and in accounts payable and accrued expenses.  These increases are due to the
Company’s increased production activity commensurate with an increase in revenues, and filling orders for the Company’s growing backlog.

   Cash provided by operating activities was $31,000 for the quarter ended March 31, 2010, compared to cash provided by operating activities from operations of $1,721,000 for the same period in 2009.  The decrease in cash provided by operating activities is due to the net increase in the accounts receivable of $1,154,000 compared to the net collection of accounts receivable of $2,350,000 during the same period in 2009, as well as an increase in the inventory balance of $1,288,000 compared to $59,000 during the same period in 2009.  This was offset by net income for the quarter ended March 31, 2010 of $1,066,000, and by the increase in accounts payable and accrued expenses of $1,125,000, compared to a net loss of $1,008,000 and an increase in accounts payable and accrued expenses of $107,000 for the same period in 2009.

    Cash used in investing activities from operations was $56,000 for the quarter ended March 31, 2010, compared to $116,000 for the same period in 2009.  The decrease was due primarily to the Company’s continued investment in machinery and equipment related to new production activities and replacement of obsolete equipment as needed.

    Cash provided by financing activities from operations was $186,000 for the quarter ended March 31, 2010, compared with cash used in financing activities of $1,449,000 for the same period in 2009.  The decrease in cash used in financing activities is due primarily to an increase in net borrowings on the Company’s note payable for the quarter ended March 31, 2010 of $276,000 compared to net repayments of $1,366,000 during the comparable period in 2009.

    At March 31, 2010, total liabilities of $10,843,000 were $1,285,000 greater than the total liabilities at December 31, 2009 of $9,558,000. The increase in total liabilities was primarily due to an increase in accounts payable of $476,000 due to increased materials purchases, an increase in accrued compensation and sales commission expense of $308,000 resulting from increased sales and an increase in MtronPTI’s borrowing on its revolving loan of $276,000 to fund its working capital requirements.  At March 31, 2010, the Company had $2,603,000 in current maturities of long-term debt compared with $2,620,000 at December 31, 2009.

    Our credit facilities include a revolving line of credit that expires on June 30, 2010 and a term loan maturing on October 1, 2010.  At March 31, 2010, there was $1,972,000 of indebtedness outstanding under the revolving line of credit and $2,319,000 principal amount of indebtedness under the term loan.  We will need to renew or replace such credit facilities as they expire or if they otherwise become unavailable, and we may require additional financing in order to fund our operations.  We may be unable to renew our existing credit facilities, find replacement facilities, or obtain additional financing on acceptable terms, or at all, which may result in delays in payments to our vendors and in our ordinary measures to repair, replace or improve upon existing infrastructure, and may cause our customers to lose confidence in our ability to supply high-quality products in a timely manner.

    On March 31, 2010, the Company received a non-binding letter of intent from FNBO expressing their intent to renew the FNBO Revolving Loan.  The Company expects this renewal to be closed prior to June 30, 2010, the maturity date of the FNBO Revolving Loan.

    On October 14, 2004, MtronPTI entered into a loan agreement with FNBO which was amended and restated on August 18, 2009 (the “FNBO Loan Agreement”).  The FNBO Loan Agreement provides for a short-term credit facility of up to $4,000,000 as of March 31, 2010 (the “FNBO Revolving Loan”).  The principal balance of the FNBO Revolving Loan bears interest at 30-day LIBOR plus 4.75%, with interest only payments due monthly and the final payment of principal and interest due on June 30, 2010.  There is also an unused commitment fee of 0.50% per annum, payable quarterly.  At March 31, 2010, the amount outstanding under the revolving credit loan was $1,972,000.  The Company had $2,028,000 of unused borrowing capacity under its revolving line of credit at March 31, 2010, compared to $2,304,000 at December 31, 2009.

    The FNBO Loan Agreement also provides for a term loan in the original principal amount of $2,000,000 (the “FNBO Term Loan”).  At March 31, 2010, the principal balance of the FNBO Term Loan was approximately
$880,000, bearing interest at 30-day LIBOR plus 2.10%, with payments of approximately $23,000 due monthly and all remaining principal and interest due January 24, 2013.

    All outstanding obligations under the FNBO Loan Agreement are collateralized by a first priority security interest in all of the assets of MtronPTI (including general intangibles, but excluding real estate), and are guaranteed by the Company.

    The FNBO Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, financial covenants that MtronPTI maintain: (i) tangible net worth of not less than $5,500,000, (ii) a ratio of current assets to current liabilities of not less than 1.50 to 1.00; (iii) a ratio of total liabilities to tangible net worth of not greater than 2.75 to 1.00; and (iv) a fixed charge coverage ratio of not less than 1.20 to 1.00.  MtronPTI is also barred from making certain payments to the Company, including but not limited to interest payments on inter-company debt and management fees.  At March 31, 2010, the Company was in compliance with all covenants under the FNBO Loan Agreement.

    In connection with the FNBO Term Loan, MtronPTI entered into a separate interest rate swap agreement with FNBO from which it receives periodic payments at the LIBOR Base Rate and makes periodic payments at a fixed rate of 5.60% through the term of the FNBO Term Loan.  The Company has designated this swap as a cash flow hedge in accordance with Accounting Standard Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”).  The fair value of the interest rate swap was ($32,000) at March 31, 2010 and ($32,000) at December 31, 2009, net of any tax effect, and is included in “other accrued expenses” on the condensed consolidated balance sheets.  Any change in fair value is reflected in accumulated other comprehensive loss, net of any tax effect.

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

    All outstanding obligations under the RBC Loan Agreement are collateralized by a security interest in certain real estate assets of our subsidiary, MtronPTI, and are guaranteed by the Company.

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

    For any calendar quarter during the period commencing on April 1, 2009 and ending on March 31, 2010, the RBC Loan Agreement allowed the Company to make a cash infusion into MtronPTI within 45 days after the end of a quarter if necessary to bring MtronPTI into compliance with one or more of its financial covenants.  At March 31, 2010, the Company was in compliance with all covenant requirements under the RBC Loan Agreement.  The Company expects that it will need to obtain a waiver of the covenants under the RBC Loan Agreement for the quarter ended June 30, 2010 since the RBC Loan Agreement does not allow subordinated debt to be carved out of MtronPTI’s total liabilities for the purpose of determining compliance with its covenants after the quarter ended March 31, 2010.

    In connection with the RBC Term Loan, MtronPTI entered into a five-year interest rate swap from which it receives periodic payments at the LIBOR Base Rate and makes periodic payments at a fixed rate of 7.51% with monthly settlement and rate reset dates.  The Company has designated this swap as a cash flow hedge in accordance with ASC 815.  The fair value of the interest rate swap was ($71,000) at March 31, 2010, and ($97,000) at December 31, 2009, net of any tax effect, and is included in “other accrued expenses” on the condensed consolidated balance sheets.  Any change in fair value is reflected in accumulated other comprehensive loss, net of any tax effect.

    The Company believes that existing cash and cash equivalents, cash generated from operations and available borrowings on its revolving line of credit, which the Company expects to renew or replace prior to its expiration on June 30, 2010, will be sufficient to meet its ongoing working capital and capital expenditure requirements for the next twelve months.  However, the Company may need to seek additional capital to fund the continuing growth in the business, to provide flexibility to respond to dynamic market conditions, or to replace its existing credit facilities should they expire or otherwise become unavailable.

Off-Balance Sheet Arrangements

    The Company does not have any off-balance sheet arrangements.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

    Not applicable.

Item 4.      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

    As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on their evaluation of such disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that as of March 31, 2010, such disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.  Specifically, due to inadequate review procedures, the Company failed to uncover errors in its draft financial statements prior to providing those statements to the external auditors for their review which, had they been included in the Company’s final Quarterly Report on Form 10-Q, would have resulted in a material misstatement of the Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the quarter ended March 31, 2009.  The errors were related to the change in the Company's accounting method for valuing a portion of its inventory from the LIFO (“last-in, first-out”) method to the FIFO (“first-in, first out”) method, which was made effective January 1, 2009 for the Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the quarter ended March 31, 2009 and required a net adjustment of $108,000, Management has determined that no other financial statements for prior periods were affected by this deficiency in the Company’s disclosure controls and procedures.

Remediation Efforts to Address Material Weakness

    The Company is evaluating steps to remediate its material weakness and enhance its internal control over financial reporting  These steps are expected to include the implementation of additional financial statement review procedures for quarterly and annual reporting to ensure timely and adequate review of the Company’s financial statements prior to issuance.

Changes in Internal Control Over Financial Reporting

    Except as noted above, there were no changes in the Company’s internal controls over financial reporting during the period ended March 31, 2010, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.      Legal Proceedings.

None

Item 1A.      Risk Factors.

We will need to renew or replace our existing credit facilities and may need to raise additional capital in order to fund our operations, which may be especially difficult in the current economic environment.

Our credit facilities include a revolving credit facility that expires on June 30, 2010 and a term loan maturing on October 1, 2010.  At March 31, 2010, there was $1,972,000 of indebtedness outstanding under the revolving credit facility and principal amount of indebtedness totaling $2,319,000 under the term loan.  We will need to renew or replace such credit facilities as they expire or if they otherwise become unavailable, and we may require additional financing in order to fund our operations.

On March 31, 2010, we received a non-binding letter of intent from the lender under our revolving credit facility expressing their intent to renew the facility.  We expect this renewal to be closed prior to June 30, 2010, the maturity date of the facility.  However, we may be unable to renew our existing credit facilities, find replacement facilities, or obtain additional financing on acceptable terms, or at all, which may result in delays in payments to vendors and in our ordinary activities to repair, replace or improve upon existing infrastructure, and may cause our customers to lose confidence in our ability to supply high-quality products in a timely manner.

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

We found a material weakness in our internal control over financial reporting and concluded that our disclosure controls and procedures were not effective as of March 31, 2010.

As disclosed in Part I, Item 4, “Controls and Procedures,” of this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2010 due to a material weakness related to our financial statement review procedures.

Our failure to successfully remediate this material weakness could cause us to fail to meet our reporting obligations, to produce timely and reliable financial information, and impair our ability to detect fraud.  Additionally, such failure could cause investors to lose confidence in our reported financial information, which could have a negative impact on our stock price.  For a discussion of steps being evaluated to remediate this material weakness, please see Part I, Item 4, “Controls and Procedures,” of this Quarterly Report on Form 10-Q.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

    None.

Item 3.      Defaults Upon Senior Securities.

    None.

Item 4.      (Removed and Reserved).

Item 5.      Other Information.

    None.

Item 6.      Exhibits.

    The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

____________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LGL GROUP, INC.

Date: May 21, 2010	By:	/s/ Gregory P. Anderson
Gregory P. Anderson
President and Chief Executive Officer (Principal Executive Officer)

Date: May 21, 2010	By:	/s/ R. LaDuane Clifton
R. LaDuane Clifton
Chief Accounting Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

____________

*Filed herewith

