Form 10-Q
period 2010-06-30
LGL GROUP INC
filed 2010-08-16
CIK 61004

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2010
Common Stock, $0.01 par value	2,250,373

INDEX

THE LGL GROUP, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets:	1

	– As of June 30, 2010
	– As of December 31, 2009

	Condensed Consolidated Statements of Operations:	3

	– Three months ended June 30, 2010 and 2009
	– Six months ended June 30, 2010 and 2009

	Condensed Consolidated Statement of Stockholders’ Equity:	4

	– Six months ended June 30, 2010 and 2009

	Condensed Consolidated Statements of Cash Flows:	5

	– Six months ended June 30, 2010 and 2009

	Notes to Condensed Consolidated Financial Statements:	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	22

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	(Removed and Reserved)	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

SIGNATURES		25

PART I
FINANCIAL INFORMATION

Item 1.   Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

(In Thousands)

	June 30, 2010	December 31, 2009 (A)
ASSETS
Current Assets:
Cash and cash equivalents	$3,611	$3,816
Accounts receivable, less allowances of $117 and $259, respectively	6,994	4,779
Inventories	6,424	5,348
Prepaid expenses and other current assets	267	412
Total Current Assets	17,296	14,355
Property, Plant and Equipment:
Land	670	670
Buildings and improvements	4,896	4,856
Machinery and equipment	13,440	13,312
Gross property, plant and equipment	19,006	18,838
Less: accumulated depreciation	(15,422)	(15,113)
Net property, plant and equipment	3,584	3,725
Deferred income taxes, net	111	111
Other assets	305	377
Total Assets	$21,296	$18,568

See accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED, continued

(In Thousands Except Share and Per Share Amounts)

	June 30, 2010	December 31, 2009 (A)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Note payable to bank	$1,032	$1,696
Accounts payable	2,531	2,333
Accrued compensation and commissions expense	1,329	1,220
Other accrued expenses	956	1,020
Current maturities of long-term debt	2,586	2,620
Total Current Liabilities	8,434	8,889
Long-term debt, net of current portion	522	669
Total Liabilities	8,956	9,558

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $0.01 par value - 10,000,000 shares authorized; 2,245,970 and 2,227,684 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	22	22
Additional paid-in capital	20,738	20,708
Accumulated deficit	(8,361)	(11,604)
Accumulated other comprehensive loss	(59)	(116)
Total Stockholders’ Equity	12,340	9,010
Total Liabilities and Stockholders’ Equity	$21,296	$18,568

(A)
The Condensed Consolidated Balance Sheet as of December 31, 2009 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

(In Thousands, Except Share and Per Share Amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

REVENUES	$12,535	$7,236	$23,236	$14,778
Cost and expenses:
Manufacturing cost of sales	7,990	5,798	15,038	11,743
Engineering, selling and administrative	2,194	2,332	4,643	4,886
Total Cost and Expenses	10,184	8,130	19,681	16,629
OPERATING INCOME (LOSS)	2,351	(894)	3,555	(1,851)
Other income (expense):
Interest expense	(112)	(90)	(217)	(178)
Other income	36	35	31	43
Total Other Income (Expense)	(76)	(55)	(186)	(135)
INCOME (LOSS) BEFORE INCOME TAXES	2,275	(949)	3,369	(1,986)
Income tax benefit (provision)	(98)	12	(126)	42

NET INCOME (LOSS)	$2,177	$(937)	$3,243	$(1,944)

Weighted average number of shares used in basic and diluted net income (loss) per common share calculation.	2,245,970	2,183,236	2,244,851	2,188,823

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.97	$(0.43)	$1.44	$(0.89)

See accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — UNAUDITED

(Dollars In Thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2010	2,227,684	$22	$20,708	$(11,604)	$(116)	$9,010
Comprehensive income:
Net income for period	--	--	--	3,243	--	3,243
Other comprehensive income	--	--	--	--	57	57
Comprehensive income						3,300

Issuance of new shares for restricted stock	18,286	--	30	--	--	30
Balance at June 30, 2010	2,245,970	$22	$20,738	$(8,361)	$(59)	$12,340

See accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

(In thousands)

	Six Months Ended June 30,
	2010	2009

OPERATING ACTIVITIES
Net income (loss)	$3,243	$(1,944)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	309	547
Amortization of finite-lived intangible assets	72	30
Stock-based compensation	30	40
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(2,215)	2,562
Decrease (increase) in inventories	(1,076)	511
Increase (decrease) in trade accounts payable, accrued liabilities and other liabilities	300	(699)
Decrease (increase) in other current assets	145	244
Net cash provided by operating activities	808	1,291

INVESTING ACTIVITIES
Capital expenditures	(168)	(234)
Net cash used in investing activities	(168)	(234)

FINANCING ACTIVITIES
Net repayments on note payable to bank	(664)	(1,441)
Repayments of long-term debt	(181)	(587)
Net cash used in financing activities	(845)	(2,028)

Decrease in cash and cash equivalents	(205)	(971)
Cash and cash equivalents at beginning of period	3,816	5,325
Cash and cash equivalents at end of period	$3,611	$4,354

Supplemental Disclosure:
Cash paid for interest	$218	$178
Non-cash Financing Transactions:
Issuance of treasury shares for restricted stock	$--	$101

See accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.	Subsidiaries of the Registrant

The LGL Group, Inc. (the “Company”), formerly Lynch Corporation, was incorporated in 1928 under the laws of the State of Indiana and reincorporated under the laws of the State of Delaware in 2007.  The Company is a holding company that operates through its principal subsidiary, M-tron Industries, Inc., which includes the operations of M-tron Industries, Ltd. (“Mtron”) and Piezo Technology, Inc. (“PTI”).  The combined operations of Mtron and PTI are referred to herein as “MtronPTI.”

MtronPTI manufactures and markets custom designed highly-engineered electronic components that are used primarily to control the frequency or timing of signals in electronic circuits.  Its devices, which are commonly called frequency control devices, are used extensively in infrastructure equipment for the telecommunications and network equipment industries.  Its devices are also used in electronic systems for military applications, avionics, earth-orbiting satellites, medical devices, instrumentation, industrial devices and global positioning systems.  MtronPTI has operations in Orlando, Florida, Yankton, South Dakota and Noida, India.  In addition, MtronPTI has sales offices in Hong Kong and Shanghai, China.

As of June 30, 2010, the subsidiaries of the Company are as follows:

Owned By LGL
M-tron Industries, Inc.	100.0%
M-tron Industries, Ltd.	100.0%
Piezo Technology, Inc.	100.0%
Piezo Technology India Private Ltd.	99.9%
Lynch Systems, Inc.	100.0%

The Company maintains its principal executive offices at 2525 Shader Road, Orlando, Florida 32804.  The Company’s telephone number is (407) 298-2000.  The Company’s common stock is traded on NYSE Amex under the ticker symbol “LGL”.

B.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.

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

         Financial instruments that potentially subject the Company to significant concentrations of market risk consist principally of cash equivalents and marketable securities.  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable.  Marketable securities are included in other current assets on the Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009.

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

The Company also has entered into interest rate swaps in relation to two of its long-term debt agreements.  The Company has accounted for each of these swaps as a cash flow hedge (see Note D – Notes Payable to Banks and Long-Term Debt).

C.	Inventories

Inventories are stated at the lower of cost or market value.  As disclosed in Note A of the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, effective January 1, 2009, the Company changed its accounting method of valuing a portion of its inventory from the LIFO (“last-in, first-out”) method to the FIFO (“first-in, first-out”) method.  The effect of the new method of accounting for inventories was a decrease in cost of goods sold of $2,000 for the three months ended June 30, 2009 and an increase in cost of goods sold of $51,000 for the six months ended June 30, 2009.  The Company reduces the value of its inventories to market value when the value is believed to be less than the cost of the item.

	June 30, 2010	December 31, 2009
	(in thousands)
Raw materials	$2,680	$2,738
Work in process	2,296	1,486
Finished goods	1,448	1,124
Total Inventories	$6,424	$5,348

D.	Notes Payable to Banks and Long-Term Debt

	June 30, 2009	December 31, 2009
Notes Payable:	(in thousands)
MtronPTI revolving loan (First National Bank of Omaha (“FNBO”)) at 30-day LIBOR plus 4.75%; (5.10% at June 30, 2010), due June 30, 2011 (see Note M – Subsequent Events)	$1,032	$1,696

Long-Term Debt:
MtronPTI term loan (RBC Centura Bank (“RBC”)) due October 1, 2010. The note bears interest at LIBOR Base Rate plus 2.75%. Interest rate swap converts loan to a fixed rate, at 7.51% at June 30, 2010	$2,297	$2,341
Mtron term loan (FNBO) due January 24, 2013. The note bears interest at 30-day LIBOR plus 2.10%. Interest rate swap converts loan to a fixed rate, at 5.60% at June 30, 2010	811	948
	3,108	3,289
Current maturities	2,586	2,620
Long -Term Debt	$522	$669

On October 14, 2004, MtronPTI entered into a loan agreement with FNBO which was amended and restated on August 18, 2009 (the “FNBO Loan Agreement”).  The FNBO Loan Agreement provides for a short-term credit facility of up to $4,000,000 as of June 30, 2010 (the “FNBO Revolving Loan”).  The principal balance of the FNBO Revolving Loan bears interest at 30-day LIBOR plus 4.75%, with interest only payments due monthly and the final payment of principal and interest due on June 30, 2011 (see Note M – Subsequent Events).  There is also an unused commitment fee of 0.50% per annum, payable quarterly.  At June 30, 2010, the amount outstanding under the FNBO Revolving Loan was $1,032,000.  MtronPTI had $2,968,000 of unused borrowing capacity under the FNBO Revolving Loan at June 30, 2010, compared to $2,304,000 at December 31, 2009.

On July 30, 2010, MtronPTI entered into a First Amendment to Amended & Restated Loan Agreement with FNBO (the “FNBO Amendment”) that amended the FNBO Loan Agreement to, among other things, extend the maturity date of the FNBO Revolving Loan from June 30, 2010 to June 30, 2011.  Additionally, in connection with the FNBO Amendment, MtronPTI entered into a First Amended & Restated Revolving Note, dated June 30, 2010 (the “FNBO Revised Revolving Note”), which reduced the interest rate on the FNBO Revolving Loan from 30-day LIBOR plus 4.75% to 30-day LIBOR plus 3.25% (but in no event below 4.25%) (see Note M – Subsequent Events).

The FNBO Loan Agreement also provides for a term loan in the original principal amount of $2,000,000 (the “FNBO Term Loan”).  At June 30, 2010, the principal balance of the FNBO Term Loan was approximately $811,000, bearing interest at 30-day LIBOR plus 2.10%, with payments of approximately $23,000 due monthly and all remaining principal and interest due January 24, 2013.

All outstanding obligations under the FNBO Loan Agreement are collateralized by a first priority security interest in all of the assets of MtronPTI (including general intangibles, but excluding real estate), and are guaranteed by the Company.

The FNBO Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, financial covenants that MtronPTI maintain: (i) tangible net worth of not less than $5,500,000, (ii) a ratio of current assets to current liabilities of not less than 1.50 to 1.00; (iii) a ratio of total liabilities to tangible net worth of not greater than 2.75 to 1.00; and (iv) a fixed charge coverage ratio of not less than 1.20 to 1.00.  MtronPTI is also barred from making certain payments to the Company, including but not limited to interest payments on inter-company debt and management fees.  At June 30, 2010, MtronPTI was in compliance with all covenants under the FNBO Loan Agreement.

The FNBO Amendment amended the covenants under the FNBO Loan Agreement to raise the minimum fixed charge coverage ratio to 1.25 to 1.00 and to permit MtronPTI to make certain payments to the Company on account of outstanding loans and management fees, provided that an event of default under the FNBO Loan Agreement has not occurred.

In connection with the FNBO Term Loan, MtronPTI entered into an interest rate swap agreement with FNBO from which it receives periodic payments at the LIBOR Base Rate and makes periodic payments at a fixed rate of 5.60% through the term of the FNBO Term Loan.  The Company has designated this swap as a cash flow hedge in accordance with Accounting Standard Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”).  The fair value of the interest rate swap was ($30,000) at June 30, 2010 and ($32,000) at December 31, 2009, net of any tax effect, and is included in “other accrued expenses” on the condensed consolidated balance sheets.  Any change in fair value is reflected in accumulated other comprehensive loss, net of any tax effect.

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

The RBC Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, financial covenants that MtronPTI maintain: (i) a ratio of total liabilities to tangible net worth of not greater than 4.00 to 1.00; (ii) tangible net worth of at least $5,500,000; and (iii) a fixed charge coverage ratio of not less than 1.20 to 1.00.  Up to $4,500,000 in subordinated debt may be carved out of MtronPTI’s total liabilities for the purpose of determining its compliance with its covenants to maintain a ratio of total liabilities to tangible net worth of not greater than 4.00 to 1.00, and the amount of subordinated debt counting towards MtronPTI’s tangible net worth covenant is limited to $4,500,000.  At June 30, 2010, MtronPTI was in compliance with all covenants under the RBC Loan Agreement.

The Company is pursuing various options with regard to the RBC Term Loan expiring on October 1, 2010, including the renewal or extension of the RBC Term Loan, the replacement of the facility with another financing partner, or the procurement of equity funding.  Should these options not be available prior to the maturity date of the RBC Term Loan, the Company believes that its existing cash and working capital, including amounts available under the FNBO Revolving Loan will be sufficient to repay the RBC Term Loan at maturity and to continue funding the Company’s operations.  If these efforts are not successful, the Company’s continued growth may be constrained.

In connection with the RBC Term Loan, MtronPTI entered into a five-year interest rate swap from which it receives periodic payments at the LIBOR Base Rate and makes periodic payments at a fixed rate of 7.51% with monthly settlement and rate reset dates.  The Company has designated this swap as a cash flow hedge in accordance with ASC 815.  The fair value of the interest rate swap was ($39,000) at June 30, 2010, and ($97,000) at December 31, 2009, net of any tax effect, and is included in “other accrued expenses” on the condensed consolidated balance sheets.  Any change in fair value is reflected in accumulated other comprehensive loss, net of any tax effect.

E.	Stock Based Compensation

On December 15, 2009, the Board of Directors granted 3,165 restricted shares each to eight of its members as a portion of their director fees for 2010 (the number of shares determined by dividing $10,000 by the closing price of the Company’s common stock on the grant date).  All of these shares vest ratably during 2010 at the end of each respective quarter.  Total stock compensation related expense for all outstanding grants for the six-month period ended June 30, 2010 was $30,000. The unrecognized compensation expense of $30,000 will be recognized over the next two quarters.

F.	Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance ASC 260, Earnings Per Share (“ASC 260”).  Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share adjusts basic earnings (loss) per share for the effects of stock options, non-participating restricted common stock, and other potentially dilutive financial instruments, only in the periods in which the effects are dilutive.  Shares of restricted stock granted to members of the Board of Directors as a portion of their director fees are deemed to be participating as defined by ASC 260 and therefore are included in the computation of basic earnings per share.

For the three and six months ended June 30, 2009, the options to purchase common stock noted in the table below were excluded from the diluted loss per share computation because the impact of the assumed exercise of stock options would have been anti-dilutive as a result of the Company’s reported net losses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Options to purchase common stock	--	200,000	--	200,000
Unvested restricted stock	9,136	22,216	9,136	22,216
Totals	9,136	222,216	9,136	222,216

On October 1, 2009, options to purchase 180,000 shares of common stock expired.  On May 25, 2010, options to purchase 20,000 shares of common stock expired.

G.	Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes the changes in fair value of investments classified as available-for-sale and the changes in fair values of derivative instruments designated as cash flow hedges.

For the six months ended June 30, 2010, total comprehensive income was $3,300,000, comprising net income of $3,243,000 and change in accumulated other comprehensive income of $57,000, compared to total comprehensive loss of ($1,885,000) in the six months ended June 30, 2009, which comprised a net loss of ($1,944,000) and change in accumulated other comprehensive loss of $59,000.

The change in accumulated other comprehensive income (loss), net of related taxes, for the six-month periods ended June 30, 2010 and 2009 are as follows:

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Balance beginning of period	$(116)	$(235)
Deferred gain on swap liability on hedge contracts	60	53
Unrealized gain (loss) on available-for-sale securities	(3)	6
Balance end of period	$(59)	$(176)

The components of accumulated other comprehensive income (loss), net of related taxes at June 30, 2010 and December 31, 2009, are as follows:

	June 30, 2010	December 31, 2009
	(in thousands)
Deferred loss on swap liability on hedge contracts	$(69)	$(129)
Unrealized gain on available-for-sale securities	10	13
Accumulated other comprehensive loss	$(59)	$(116)

H.	Fair Value Measurements

The Company measures financial assets and liabilities at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures.  These measurements involve various valuation techniques and assume that the transactions would occur between market participants in the most advantageous market for the Company.  The following is a summary of valuation techniques utilized by the Company for its significant financial assets and liabilities:

Assets

To estimate the market value of its marketable securities, the Company obtains current market pricing from quoted market sources or uses pricing for identical securities. Assets measured at fair value on a recurring basis are summarized below.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2010
	(in thousands)
Marketable security	$25	$--	$--	$25

Liabilities

To estimate the fair value of the swap liability on hedge contracts as of the measurement date, the Company obtains inputs other than quoted prices that are observable for the liability. Liabilities measured at fair value on a recurring basis are summarized below.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2010
	(in thousands)
Swap liability on hedge contracts	$--	$69	$--	$69

I.	Foreign Revenues

For the three and six months ended June 30, 2010 and 2009, foreign revenues were derived from the following countries:

	Three Months Ended June 30,
Foreign Revenues:	2010	2009
	(in thousands)
Malaysia	$1,759	$947
China	1,425	742
Mexico	607	408
Singapore	371	237
Thailand	264	223
France	142	130
Taiwan	185	33
Canada	131	54
Italy	51	68
All other foreign countries	422	667
Total foreign revenues	$5,357	$3,509

	Six Months Ended June 30,
Foreign Revenues:	2010	2009
	(in thousands)
Malaysia	$3,304	$1,843
China	2,788	1,532
Mexico	1,106	746
Thailand	908	461
Singapore	475	842
France	337	308
Taiwan	289	64
Canada	190	145
Italy	195	124
All other foreign countries	842	1,142
Total foreign revenues	$10,434	$7,207

J.	Commitments and Contingencies

In the normal course of business, the Company and its subsidiaries may become defendants in certain product liability, worker claims and other litigation.  The Company and its subsidiaries have no litigation pending at this time.

K.	Income Taxes

The Company had a total net operating loss (“NOL”) carry-forward of $8,240,000 as of December 31, 2009.  This NOL expires through 2029 if not utilized prior to expiration.  The Company had research and development credit carry-forwards of approximately $1,046,000 at December 31, 2009, which can be used to reduce future income tax liabilities and expire principally between 2020 and 2029.  In addition, the Company has foreign tax credit carry-forwards of approximately $287,000 at December 31, 2009, that are available to reduce future U.S. income tax liabilities subject to certain limitations.  These foreign tax credit carry-forwards expire at various times through 2019.

The Company provided a provision of ($126,000) and a benefit of $42,000 for income taxes, respectively, in the six months ended June 30, 2010 and 2009. Foreign taxes of ($115,000) and a benefit of $42,000, respectively, and a provision for state taxes of ($11,000) and $0, respectively, were provided in each of those periods. The provision gives effect to our estimated tax liability at the end of the year and reflects the utilization of our U.S. net operating losses and the corresponding release of the valuation allowance against our otherwise recognizable U.S. net deferred tax assets.

Due to the uncertainty surrounding the realization of the favorable U.S. tax attributes in future tax returns, the Company continues to record a full valuation allowance against our otherwise recognizable U.S. net deferred tax assets as of June 30, 2010 and December 31, 2009, except for the Company’s $111,000 in AMT deferred tax assets which do not expire.

L.	Related Party Transactions

At June 30, 2010, the Company had $3,611,000 of cash and cash equivalents.  Of this amount, $949,000 is invested in United States Treasury money market funds for which affiliates of the Company serve as the investment manager to the respective fund, compared with $948,000 of $3,816,000 at December 31, 2009.

M.	Subsequent Events

On July 30, 2010, MtronPTI entered into the FNBO Amendment, which amended the terms of the FNBO Loan Agreement to, among other things, (i) extend the maturity date of the FNBO Revolving Loan to June 30, 2011, (ii) exclude from the borrowing base with respect to the FNBO Revolving Loan foreign accounts and accounts owed by a single debtor to the extent they exceed 20% of all accounts owed, (iii) raise the minimum fixed charge coverage ratio under the FNBO Loan Agreement to 1.25 to 1.00, and (iv) permit MtronPTI to make certain payments to the Company on account of outstanding loans and management fees, provided that an event of default under the FNBO Loan Agreement has not occurred.

Additionally, in connection with the FNBO Amendment, MtronPTI entered into the FNBO Revised Revolving Note in replacement of the previous Amended & Restated Revolving Note, dated August 18, 2009.  The FNBO Revised Revolving Note reduced the interest rate on the FNBO Revolving Loan from 30-day LIBOR plus 4.75% to 30-day LIBOR plus 3.25% (but in no event below 4.25%).

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward Looking Statements

Information included in this Quarterly Report on Form 10-Q may contain forward-looking statements.  Forward-looking statements are generally identifiable by use of words such as “expects,” “anticipates,” “estimates,” “believes,” or “intends” or the negative of these words or other variations on these words or comparable terminology, as they relate to future periods.

Examples of forward-looking statements include, but are not limited to, statements we make regarding the Company’s efforts to grow revenue, the Company’s expectations regarding fulfillment of backlog, the results of introduction of a new product line, future benefits to operating margins and the adequacy of the Company’s cash resources.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  As forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.  Our actual results may differ materially from those contemplated by the forward-looking statements.  They are neither statements of historical fact nor guarantees or assurances of future performance.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include national and global economic, business, competitive, market and regulatory conditions and the factors described under “Risk Factors” in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

Results of Operations

Three months ended June 30, 2010 compared to three months ended June 30, 2009

Consolidated Revenues and Gross Margin

Consolidated revenues increased by $5,299,000, or 73.2%, to $12,535,000 for the second quarter 2010 from $7,236,000 for the comparable period in 2009.  The increase is due primarily to increased demand from existing customers for existing products in both our Telecom and Military, Instrumentation, Space and Avionics market segments.  The revenue growth also resulted from the expansion of our product portfolio through the introduction of our new lines of cavity filters and of double-oven oscillators, which entered production during the first half of 2010.  The increase in demand is also reflected in foreign revenues, which grew 52.7% to $5,357,000 for the quarter ended June 30, 2010, compared to $3,509,000 for the quarter ended June 30, 2009.  The Company opened a new sales office in Shanghai, China during the first quarter of 2010, as part of its efforts to attract new customers in that geographic region.  The Company continues to direct engineering resources towards developing products for additional segments of the timing and frequency equipment market, such as alternative energy management, energy exploration, military personnel protection and homeland security.

As of June 30, 2010, the Company’s order backlog was $14,373,000, which was an increase of 0.8% compared to the backlog as of March 31, 2010, which was $14,260,000 and an increase of 73.3% compared to the backlog as of June 30, 2009, which was $8,293,000.  The growth in backlog is primarily due to increased repeat orders from our existing customers, as well as orders from new customers obtained through our ongoing efforts to expand within our target markets.  The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent, which we have determined are legally binding and likely to proceed.  Although backlog represents only business that is considered likely to be performed, cancellations or scope adjustments may and do occur.

Backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any.  The Company expects to fill substantially all of its current backlog in 2010, but cannot provide assurance as to the portion of the backlog to be fulfilled in a given year.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues for the second quarter 2010 increased to 36.3% from 19.9% for the comparable period in 2009.  This increase is due primarily to the increase in revenues compared to the comparable period in 2009, which improved gross margin by spreading fixed infrastructure costs over a larger revenue base, and the Company’s implementation of its plan to effect permanent structural cost reductions in overhead expenses.  The Company is continuing its efforts to further improve its manufacturing and supply chain efficiency.

Operating Income (Loss)

Operating income was $2,351,000 for the second quarter of 2010 compared to an operating loss of ($894,000) for the comparable period in 2009.  This increase in operating profit can be primarily attributed to a 16.4 percentage point increase in gross margin, which was primarily the result of the 73.2% increase in revenues as compared to the same period in 2009.  The increase was also attributable to the execution of the Company’s plan to reduce its overhead, engineering, selling and administrative expenses through the reduction of its supervisory and administrative headcount, freezing of merit-based salary increases, the reduction or elimination of various other administrative expenses, and variable cost and capacity improvements gained from the realignment of operations that took place during 2009.  The Company is evaluating the impact that its performance-based incentive compensation program for all eligible employees of the Company may have an impact on operating income in future quarters.  The Company expects that its focused effort to increase revenues combined with continued effort to improve its manufacturing and supply chain efficiency will benefit operating margins in future quarters.

Interest expense

Interest expense was $112,000 for the six months ended June 30, 2010, which was an increase of $22,000 from $90,000 for the six months ended June 30, 2009.  The increase was primarily due to a higher average balance outstanding on MtronPTI’s revolving credit facility over the course of the six months ended June 30, 2010, as well as an increase in the interest rate charged, which resulted from amendments to the Company’s credit facilities that became effective during the second half of 2009.

Income Taxes

The Company files a consolidated federal income tax return, which includes all subsidiaries.  The income tax provision for the three-month period ended June 30, 2010 included foreign taxes.  The provision gives effect to our estimated tax liability at the end of the year and reflects the utilization of our U.S. net operating losses and the corresponding release of the valuation allowance against our otherwise recognizable U.S. net deferred tax assets.

Due to the uncertainty surrounding the realization of favorable U.S. tax attributes in future tax returns, we continue to record a full valuation allowance against our otherwise recognizable U.S. net deferred tax assets as of June 30, 2010 and December 31, 2009, except for the Company’s $111,000 in AMT deferred tax assets, which do not expire.

Net Income (Loss)

Net income for the second quarter 2010 was $2,177,000 compared to net loss of ($937,000) for the comparable period in 2009.  The increase was primarily attributable to a 73.2% increase in revenues for the three-month period ended June 30, 2010 as compared to the same period in 2009, as well as a 16.4 percentage point increase in gross margin.  Basic and diluted net income (loss) per share for the period ended June 30, 2010 was $0.97 compared with ($0.43) for the period ended June 30, 2009.

Results of Operations

Six months ended June 30, 2010 compared to six months ended June 30, 2009

Consolidated Revenues and Gross Margin

Consolidated revenues increased by $8,458,000, or 57.2%, to $23,236,000 for the six-month period ended June 30, 2010 from $14,778,000 for the comparable period in 2009.  The increase is due primarily to increased demand from existing customers for existing products in both our Telecom and Military, Instrumentation, Space and Avionics market segments.  The revenue growth also resulted from the expansion of our product portfolio through the introduction of our new lines of cavity filters and of double-oven oscillators, which entered production during the first half of 2010.   The increase in demand is also reflected in foreign revenues, which grew 44.8% to $10,434,000 for the six months ended June 30, 2010, compared to $7,207,000 for the six months ended June 30, 2009.  The Company opened a new sales office in Shanghai, China during the first quarter of 2010, as part of its efforts to attract and service new customers in that geographic region.  The Company continues to direct engineering resources towards developing products for additional segments of the timing and frequency equipment market, such as alternative energy management, energy exploration, military personnel protection and homeland security.

As of June 30, 2010, the Company’s order backlog was $14,373,000, which was an increase of 3.0% compared to the backlog as of December 31, 2009, which was $13,958,000 and an increase of 73.3% compared to the backlog as of June 30, 2009, which was $8,293,000.  The growth in backlog is primarily due to increased repeat orders from our existing customers, as well as orders received from new customers obtained through our ongoing efforts to expand within our target markets.  The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent, which we have determined are legally binding and likely to proceed.  Although backlog represents only business that is considered likely to be performed, cancellations or scope adjustments may and do occur.  We cannot predict with certainty the portion of backlog to be performed in a given year.  Backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues for the six-month period ended June 30, 2010 increased to 35.3% from 20.5% for the comparable period in 2009.  This increase is due primarily to the increase in revenues compared to the comparable period in 2009, which improved gross margin by spreading fixed infrastructure costs over a larger revenue base, and the Company’s implementation of its plan to effect permanent structural cost reductions in overhead expenses.  The Company is continuing its efforts to further improve its manufacturing and supply chain efficiency.

Operating Income (Loss)

Operating income was $3,555,000 for the six months ended June 30, 2010 compared to an operating loss of ($1,851,000) for the comparable period in 2009.  This increase in operating profit can be primarily attributed to a 14.8 percentage point increase in gross margin, which was primarily the result of the 57.2% increase in revenues as compared to the same period in 2009.  The increase was also attributable to the execution of the Company’s plan to reduce its overhead, engineering, selling and administrative expenses through the reduction of its supervisory and administrative headcount, freezing of merit-based salary increases, the reduction or elimination of various other administrative expenses, and variable cost and capacity improvements gained from the realignment of operations that took place during 2009.  The Company is evaluating the impact that its performance-based incentive compensation program for all eligible employees of the Company may have on operating income in future quarters.  The Company expects that its focused effort to increase revenues combined with continued effort to improve its manufacturing and supply chain efficiency will benefit operating margins in future quarters.

Interest expense

Interest expense was $217,000 for the six-month period ended June 30, 2010, which was an increase of $34,000 from $183,000 for the period ended June 30, 2009.  The increase was primarily due to a higher average balance outstanding on MtronPTI’s revolving credit facility, as well as an increase in the interest rate charged, resulting from amendments to the Company’s credit facilities in 2009.

Income Taxes

The Company files a consolidated federal income tax return, which includes all subsidiaries.  The income tax benefit for the six months ended June 30, 2010, included foreign taxes.  The provision gives effect to our estimated tax liability at the end of the year and reflects the utilization of our U.S. net operating losses and the corresponding release of the valuation allowance against our otherwise recognizable U.S. net deferred tax assets.

Due to the uncertainty surrounding the realization of favorable U.S. tax attributes in future tax returns, we continue to record a full valuation allowance against our otherwise recognizable U.S. net deferred tax assets as of June 30, 2010, and December 31, 2009, except for the Company’s $111,000 in AMT deferred tax assets, which do not expire.

Net Income (Loss)

Net income for the six-month period ended June 30, 2010, was $3,243,000 compared to net loss of ($1,944,000) for the comparable period in 2009.  The increase was primarily attributable to a 57.2% increase in revenues for the six-month period ended June 30, 2010 as compared to the same period in 2009, as well as a 14.8 percentage point increase in gross margin.  Basic and diluted net income (loss) per share for the six months ended June 30, 2010 was $1.44 compared with ($0.89) for the six months ended June 30, 2009.

Liquidity and Capital Resources

The Company’s cash and cash equivalents at June 30, 2010 were $3,611,000 as compared to $3,816,000 at December 31, 2009.  At June 30, 2010, MtronPTI had $1,032,000 outstanding and unused borrowing capacity of $2,968,000 under the FNBO Revolving Loan, compared with $1,696,000 outstanding and unused borrowing capacity of $2,304,000 at December 31, 2009.  At August 13, 2010, the Company had $0 outstanding and unused borrowing capacity of $4,000,000 under the FNBO Revolving Loan.

At June 30, 2010, the Company’s consolidated working capital was $8,862,000, as compared to $5,466,000 at December 31, 2009.  At June 30, 2010, the Company had current assets of $17,296,000 and current liabilities of $8,434,000.   The ratio of current assets to current liabilities was 2.05 to 1.00 at June 30, 2010, compared to 1.61 to 1.00 at December 31, 2009.   The increase in net working capital is primarily due to the increase in the Company’s accounts receivable and inventory balances, offset by increases in accounts payable and accrued compensation and commissions expenses.  These increases in working capital are due to the Company’s increased production activity commensurate with an increase in revenues, as the Company fills orders for a larger backlog.

Cash provided by operating activities was $808,000 for the six months ended June 30, 2010, compared to cash provided by operating activities of $1,291,000 for the six months ended June 30, 2009.  The decrease in cash provided by operating activities is due to the net increase in accounts receivable of ($2,215,000) compared to the net collection of accounts receivable of $2,562,000 during the same period in 2009, an increase in the inventory balance of ($1,076,000) compared to a decrease of $511,000 during the same period in 2009, as well as a decrease in depreciation expense to $309,000 compared to $547,000 during the same period in 2009 due to certain assets from the acquisition of PTI (completed in October 2004) being fully depreciated during the fourth quarter of 2009.  This was offset by net income for the six months ended June 30, 2010 of $3,243,000, and by the increase in accounts payable, accrued expenses and other liabilities of $300,000, compared to a net loss of ($1,944,000) and a decrease in accounts payable, accrued expenses and other liabilities of ($699,000) for the same period in 2009.

Cash used in investing activities was ($168,000) for the six months ended June 30, 2010, compared to ($234,000) for the same period in 2009.  The decrease was due primarily to the delay of some capital projects into future quarters due to the engineering effort required for successful introduction of the Company’s two new product lines during the first six months of 2010.  The Company expects to continue its investment in machinery and equipment related to new production activities and replacement of obsolete equipment as needed.

Cash used in financing activities from operations was ($845,000) for the six months ended June 30, 2010, compared with cash used in financing activities of ($2,028,000) for the same period in 2009.  The decrease in cash used in financing activities is due primarily to a decrease in net repayments on the Company’s note payable for the six months ended June 30, 2010 of ($664,000) compared to net repayments of ($1,441,000) during the comparable period in 2009, as well as a decrease in net repayments on the Company’s long-term debt for the six months ended June 30, 2010 of ($181,000) compared to net repayments of ($587,000) during the comparable period in 2009.  Net repayments during the six months ended June 30, 2009 were the result of additional repayments above the scheduled principal payments made by the Company during that period to maintain compliance with MtronPTI’s various debt covenant requirements.

At June 30, 2010, total liabilities of $8,956,000 were $602,000 less than the total liabilities at December 31, 2009 of $9,558,000. The decrease in total liabilities was primarily due to repayments under the FNBO Revolving Loan of ($664,000) and repayments of long-term debt of ($181,000), which were partially offset by increases in trade accounts payable and accrued compensation and commissions expense of $300,000.  At June 30, 2010, the Company had $2,586,000 in current maturities of long-term debt compared with $2,620,000 at December 31, 2009.

On October 14, 2004, MtronPTI entered into a loan agreement with FNBO, which was amended and restated on August 18, 2009 (referred to herein as the FNBO Loan Agreement).  The FNBO Loan Agreement provides for a short-term credit facility of up to $4,000,000 as of June 30, 2010 (referred to herein as the FNBO Revolving Loan).  The principal balance of the FNBO Revolving Loan bears interest at 30-day LIBOR plus 4.75%, with interest only payments due monthly and the final payment of principal and interest due on June 30, 2010.  There is also an unused commitment fee of 0.50% per annum, payable quarterly.  At June 30, 2010, the amount outstanding under the FNBO Revolving Loan was $1,032,000.  MtronPTI had $2,968,000 of unused borrowing capacity under the FNBO Revolving Loan at June 30, 2010, compared to $2,304,000 at December 31, 2009.  At June 30, 2010, the Company was in compliance with all covenants under the FNBO Loan Agreement.

On July 30, 2010, MtronPTI entered into a First Amendment to Amended & Restated Loan Agreement with FNBO (referred to herein as the FNBO Agreement), which amended the terms of the FNBO Loan Agreement to, among other things, (i) extend the maturity date of the FNBO Revolving Loan to June 30, 2011, (ii) exclude from the borrowing base with respect to the FNBO Revolving Loan foreign accounts and accounts owed by a single debtor to the extent they exceed 20% of all accounts owed, (iii) raise the minimum fixed charge coverage ratio under the FNBO Loan Agreement to 1.25 to 1.00, and (iv) permit MtronPTI to make certain payments to the Company on account of outstanding loans and management fees, provided that an event of default under the FNBO Loan Agreement has not occurred.

Additionally, in connection with the FNBO Amendment, MtronPTI entered into a First Amended & Restated Revolving Note, dated June 30, 2010 (referred to herein as the FNBO Revised Revolving Note), in replacement of the previous Amended & Restated Revolving Note, dated August 18, 2009.  The FNBO Revised Revolving Note reduced the interest rate on the FNBO Revolving Loan from 30-day LIBOR plus 4.75% to 30-day LIBOR plus 3.25% (but in no event below 4.25%).The FNBO Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, financial covenants that MtronPTI maintain: (i) minimum tangible net worth of not less than $5,500,000; (ii) a ratio of current assets to current liabilities of not less than 1.50 to 1.00; (iii) leverage ratio (ratio of total liabilities minus subordinated debt to tangible net worth) of not greater than 2.75 to 1.00; and (iv) a fixed charge coverage ratio of not less than 1.25 to 1.00, which is derived when comparing a rolling 12-month EBITDA, plus payments made by the Company in the form of subordinated debt directly to FNBO, less internally-funded capital expenditures, dividends and taxes divided by annualized debt and interest payments by MtronPTI on account of any indebtedness of MtronPTI.

The FNBO Loan Agreement also provides for a term loan in the original principal amount of $2,000,000 (referred to herein as the FNBO Term Loan).  As of June 30, 2010, the principal balance of the FNBO Term Loan was approximately $811,000, bearing interest at 30-day LIBOR plus 2.10%, with payments of approximately $23,000 due monthly and all remaining principal and interest due January 24, 2013.

All outstanding obligations under the FNBO Loan Agreement are collateralized by a first priority security interest in all of the assets of MtronPTI (including general intangibles, but excluding real estate), and are guaranteed by the Company.

In connection with the FNBO Term Loan, MtronPTI entered into an interest rate swap agreement with FNBO from which it receives periodic payments at the LIBOR Base Rate and makes periodic payments at a fixed rate of 5.60% through the term of the FNBO Term Loan.  The Company has designated this swap as a cash flow hedge in accordance with ASC 815.  The fair value of the interest rate swap was ($30,000) at June 30, 2010 and ($32,000) at December 31, 2009, net of any tax effect, and is included in “other accrued expenses” on the condensed consolidated balance sheets.  Any change in fair value is reflected in accumulated other comprehensive loss, net of any tax effect.

On September 30, 2005, MtronPTI entered into a loan agreement with RBC, which was subsequently modified on September 17, 2009 (referred herein as the RBC Loan Agreement).  The RBC Loan Agreement provides for a loan in the original principal amount of $3,040,000 (referred herein as the RBC Term Loan), of which $2,297,000 principal amount was outstanding at June 30, 2010.  The RBC Term Loan bears interest at LIBOR Base Rate plus 2.75% and is being repaid in monthly installments based on a 20-year amortization schedule, with the then remaining principal balance and interest due on October 1, 2010.

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

The RBC Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, financial covenants that MtronPTI maintain: (i) a ratio of total liabilities to tangible net worth of not greater than 4.00 to 1.00; (ii) tangible net worth of at least $5,500,000; and (iii) a fixed charge coverage ratio of not less than 1.20 to 1.00.  Up to $4,500,000 in subordinated debt may be carved out of MtronPTI’s total liabilities for the purpose of determining its compliance with its covenants to maintain a ratio of total liabilities to tangible net worth of not greater than 4.00 to 1.00, and the amount of subordinated debt counting towards MtronPTI’s tangible net worth covenant is limited to $4,500,000.  At June 30, 2010, MtronPTI was in compliance with all covenants under the RBC Loan Agreement.

In connection with the RBC Term Loan, MtronPTI entered into a five-year interest rate swap from which it receives periodic payments at the LIBOR Base Rate and makes periodic payments at a fixed rate of 7.51% with monthly settlement and rate reset dates.  The Company has designated this swap as a cash flow hedge in accordance with ASC 815.  The fair value of the interest rate swap was ($39,000) at June 30, 2010, and ($97,000) at December 31, 2009, net of any tax effect, and is included in “other accrued expenses” on the condensed consolidated balance sheets.  Any change in fair value is reflected in accumulated other comprehensive loss, net of any tax effect.

The Company believes that existing cash and cash equivalents, cash generated from operations and available borrowings on its revolving line of credit will be sufficient to meet its ongoing working capital and capital expenditure requirements for the next twelve months.  However, the Company may need to seek additional capital to fund the continuing growth in the business, to provide flexibility to respond to dynamic market conditions, or to replace its existing credit facilities when they expire or otherwise become unavailable.

The Company is pursuing various options with regard to the RBC Term Loan expiring on October 1, 2010, including the renewal or extension of the RBC Term Loan, the replacement of the facility with another financing partner, or the procurement of equity funding.  Should these options not be available prior to the maturity date of the RBC Term Loan, the Company believes that its existing cash and working capital, including amounts available under the FNBO Revolving Loan, will be sufficient to repay the RBC Term Loan at maturity and to continue funding the Company’s operations.  If these efforts are not successful, the Company’s continued growth may be constrained.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

As reported in the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2010, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2010.  Specifically, due to inadequate review procedures, the Company failed to uncover errors in its draft financial statements related to the change in the Company’s accounting method for valuing a portion of its inventory from the LIFO (“last-in, first-out”) method to the FIFO (“first-in, first-out”) method, which was made effective January 1, 2009, prior to providing those statements to the Company’s independent registered public accounting firm for its review which, had they been included in the Company’s quarterly report on Form 10-Q, would have resulted in a material misstatement of the Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the quarter ended March 31, 2009.  In order to remediate this material weakness, since March 31, 2010, and including the period during which the Company prepared its quarterly report on Form 10-Q for the quarter ended June 30, 2010, the Company implemented additional financial statement review procedures, including but not limited to engaging an experienced outside accounting firm to perform a quality control review of the Company’s financial statements prior to their submission to the Company’s independent registered public accounting firm for its review.  Management believes that the Company has remediated the abovementioned material weakness.

Except as discussed above, as of the end of the period covered by this report, there were no changes in the Company’s internal controls over financial reporting during the quarterly period ended June 30, 2010, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                               Legal Proceedings.

None

Item 1A.                        Risk Factors.

We will need to renew or replace certain of our existing credit facilities and may need to raise additional capital in order to fund our operations, which may be especially difficult in the current economic environment.

Our credit facilities include a term loan with an October 1, 2010 maturity date.  At June 30, 2010, there was $2,297,000 principal amount outstanding under this term loan.  We will need to renew or replace the term loan as it expires, and we may require additional financing in order to fund our operations.  We may be unable to renew this loan, find a replacement, or obtain additional financing on acceptable terms, or at all.  This may result in delays in payments to our vendors and in our ordinary measures to repair, replace or improve upon existing infrastructure, and may cause our customers to lose confidence in our ability to supply high-quality products in a timely manner, which may have a material adverse effect on our revenues and profitability.

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

THE LGL GROUP, INC.

Date: August 16, 2010	BY:	/s/ Gregory P. Anderson
Gregory P. Anderson
President and Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2010	BY:	/s/ R. LaDuane Clifton
R. LaDuane Clifton
Chief Accounting Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

____________

*Filed herewith

