Form 10-Q
period 2010-09-30
LGL GROUP INC
filed 2010-11-15
CIK 61004

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2010
Common Stock, $0.01 par value	2,250,373

INDEX

THE LGL GROUP, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets:	1

	– As of September 30, 2010
	– As of December 31, 2009

	Condensed Consolidated Statements of Operations:	3

	– Three months ended September 30, 2010 and 2009
	– Nine months ended September 30, 2010 and 2009

	Condensed Consolidated Statements of Cash Flows:	4

	– Nine months ended September 30, 2010 and 2009

	Condensed Consolidated Statement of Stockholders’ Equity:	5

	– Nine months ended September 30, 2010

	Notes to Condensed Consolidated Financial Statements:	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	21

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	(Removed and Reserved)	22

Item 5.	Other Information	22

Item 6.	Exhibits	23
SIGNATURES		24

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

(In thousands)

	September 30, 2010	December 31, 2009 (A)
ASSETS
Current Assets:
Cash and cash equivalents	$2,255	$3,816
Accounts receivable, less allowances of $131 and $259, respectively	6,666	4,779
Inventories	6,694	5,348
Prepaid expenses and other current assets	293	412
Total current assets	15,908	14,355
Property, plant and equipment:
Land	668	670
Buildings and improvements	4,915	4,856
Machinery and equipment	13,575	13,312
Gross property, plant and equipment	19,158	18,838
Less: accumulated depreciation	(15,586)	(15,113)
Net property, plant and equipment	3,572	3,725
Deferred income taxes, net	111	111
Other assets	287	377
Total assets	$19,878	$18,568

See accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED, continued

(In thousands except share and per share amounts)

	September 30, 2010	December 31, 2009 (A)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Note payable to bank	$--	$1,696
Accounts payable	2,446	2,333
Accrued compensation and commissions expense	1,231	1,220
Other accrued expenses	1,033	1,020
Current maturities of long-term debt	294	2,620
Total current liabilities	5,004	8,889
Long-term debt, net of current portion	446	669
Total liabilities	5,450	9,558

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $0.01 par value - 10,000,000 shares authorized; 2,250,373 and 2,227,684 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	22	22
Additional paid-in capital	20,799	20,708
Accumulated deficit	(6,383)	(11,604)
Accumulated other comprehensive loss	(10)	(116)
Total stockholders’ equity	14,428	9,010
Total liabilities and stockholders’ equity	$19,878	$18,568

(A)
The Condensed Consolidated Balance Sheet as of December 31, 2009 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

(In thousands, except  per share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

REVENUES	$12,397	$7,321	$35,633	$22,099
Cost and expenses:
Manufacturing cost of sales	7,741	5,879	22,779	17,623
Engineering, selling and administrative	2,465	2,287	7,108	7,173
Total Cost and Expenses	10,206	8,166	29,887	24,796
OPERATING INCOME (LOSS)	2,191	(845)	5,746	(2,697)
Other income (expense):
Interest expense	(71)	(103)	(288)	(286)
Other income (expense)	(53)	2	(22)	49
Total Other (Expense)	(124)	(101)	(310)	(237)
INCOME (LOSS) BEFORE INCOME TAXES	2,067	(946)	5,436	(2,934)
Income tax (provision) benefit	(89)	(5)	(215)	37

NET INCOME (LOSS)	$1,978	$(951)	$5,221	$(2,897)

Weighted average number of shares used in basic and diluted net income (loss) per common share calculation	2,249,416	2,205,460	2,246,390	2,194,429

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.88	$(0.43)	$2.32	$(1.32)

See accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

(In thousands)

	Nine Months Ended September 30,
	2010	2009

OPERATING ACTIVITIES
Net income (loss)	$5,221	$(2,897)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	493	765
Amortization of finite-lived intangible assets	90	30
Stock-based compensation	91	60
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(1,887)	2,213
Decrease (increase) in inventories	(1,346)	640
Increase in other current assets	119	20
Increase (decrease) in trade accounts payable, accrued compensation and commissions expense and other accrued liabilities	243	(235)
Net cash provided by operating activities	3,024	596

INVESTING ACTIVITIES
Capital expenditures	(340)	(289)
Net cash used in investing activities	(340)	(289)

FINANCING ACTIVITIES
Net repayments on note payable to bank	(1,696)	(386)
Repayments of long-term debt	(2,549)	(687)
Net cash used in financing activities	(4,245)	(1,073)

Decrease in cash and cash equivalents	(1,561)	(766)
Cash and cash equivalents at beginning of period	3,816	5,325
Cash and cash equivalents at end of period	$2,255	$4,559

Supplemental Disclosure:
Cash paid for interest	$293	$270
Cash paid for income taxes	$1	$--
Non-cash Financing Transactions:
Issuance of treasury shares for restricted stock	$--	$101

See accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — UNAUDITED

(Dollars in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2010	2,227,684	$22	$20,708	$(11,604)	$(116)	$9,010
Comprehensive income:
Net income for period	--	--	--	5,221	--	5,221
Other comprehensive income	--	--	--	--	106	106
Comprehensive income						5,327

Issuance of new shares for restricted stock	22,689	--	91	--	--	91
Balance at September 30, 2010	2,250,373	$22	$20,799	$(6,383)	$(10)	$14,428

See accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.	Organization

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

As of September 30, 2010, the subsidiaries of the Company are as follows:

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  Actual results could still differ from those estimates.

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

Financial instruments that potentially subject the Company to significant concentrations of market risk consist principally of cash equivalents and marketable securities.  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable.  Marketable securities are included in other current assets on the Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009.

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

Inventories are stated at the lower of cost or market value.  As disclosed in Note A of the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, effective January 1, 2009, the Company changed its accounting method of valuing a portion of its inventory from the LIFO (“last-in, first-out”) method to the FIFO (“first-in, first-out”) method.  The effect of the new method of accounting for inventories was a decrease in cost of sales of $12,000 for the three months ended September 30, 2009 and an increase in cost of sales of $40,000 for the nine months ended September 30, 2009.  The Company reduces the value of its inventories to market value when the value is believed to be less than the cost of the item.

	September 30, 2010	December 31, 2009
	(in thousands)
Raw materials	$2,749	$2,738
Work in process	2,123	1,486
Finished goods	1,822	1,124
Total Inventories	$6,694	$5,348

D.	Notes Payable to Banks and Long-Term Debt

Notes payable and long term debt consists of the following:

	September 30, 2010	December 31, 2009
Notes Payable:	(in thousands)
MtronPTI revolving loan (First National Bank of Omaha (“FNBO”)) at 30-day LIBOR plus 3.25%, (3.51% at September 30, 2010), due June 30, 2011	$--	$1,696

Long-Term Debt:
RBC Centura Bank (“RBC”) term loan retired on September 30, 2010	$--	$2,341
MtronPTI term loan (FNBO) due January 24, 2013. The note bears interest at 30-day LIBOR plus 2.10%. Interest rate swap converts loan to a fixed rate, at 5.60% at September 30, 2010	740	948
	740	3,289
Current maturities	294	2,620
Long -Term Debt	$446	$669

On October 14, 2004, MtronPTI entered into a loan agreement with FNBO that was amended and restated on July 30, 2010 (the “FNBO Loan Agreement”).  The FNBO Loan Agreement provides for a short-term credit facility of up to $4,000,000 as of September 30, 2010 (the “FNBO Revolving Loan”).  The principal balance of the FNBO Revolving Loan bears interest at 30-day LIBOR plus 3.25% (but in no event below 4.25%), with interest only payments due monthly and the final payment of principal and interest due on June 30, 2011.  There is also an unused commitment fee of 0.50% per annum, payable quarterly.  At September 30, 2010, there was no outstanding balance under the FNBO Revolving Loan.  MtronPTI had $4,000,000 of unused borrowing capacity under the FNBO Revolving Loan at September 30, 2010, compared to $2,304,000 at December 31, 2009.

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

The FNBO Loan Agreement also provides for a term loan in the original principal amount of $2,000,000 (the “FNBO Term Loan”).  At September 30, 2010, the principal balance of the FNBO Term Loan was approximately $740,000, bearing interest at 30-day LIBOR plus 2.10%, with payments of approximately $23,000 due monthly and all remaining principal and interest due January 24, 2013.

All outstanding obligations under the FNBO Loan Agreement are collateralized by a first priority security interest in all of the assets of MtronPTI (including general intangibles, but excluding real estate), and are guaranteed by the Company.

The FNBO Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, financial covenants that MtronPTI maintain: (i) tangible net worth of not less than $5,500,000, (ii) a ratio of current assets to current liabilities of not less than 1.50 to 1.00; (iii) a ratio of total liabilities to tangible net worth of not greater than 2.75 to 1.00; and (iv) a fixed charge coverage ratio of not less than 1.25 to 1.00.  The FNBO Loan Agreement also places certain limitations on MtronPTI’s ability to make certain payments to the Company, including but not limited to interest payments on inter-company debt and management fees.  At September 30, 2010, MtronPTI was in compliance with all covenants under the FNBO Loan Agreement.

In connection with the FNBO Term Loan, MtronPTI entered into an interest rate swap agreement with FNBO from which it receives periodic payments at the LIBOR Base Rate and makes periodic payments at a fixed rate of 5.60% through the term of the FNBO Term Loan.  The Company has designated this swap as a cash flow hedge in accordance with Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”).  The fair value of the interest rate swap was ($27,000) at September 30, 2010 and ($32,000) at December 31, 2009, net of any tax effect, and is included in “other accrued expenses” on the condensed consolidated balance sheets.  Any change in fair value is reflected in accumulated other comprehensive loss, net of any tax effect.

On September 30, 2005, MtronPTI entered into a loan agreement with RBC, which was subsequently modified on September 17, 2009 (the “RBC Loan Agreement”).  The RBC Loan Agreement provided for a loan in the original principal amount of $3,040,000 (the “RBC Term Loan”) which bore interest at LIBOR Base Rate plus 2.75% and was repaid in monthly installments based on a 20-year amortization schedule.  On September 30, 2010, the Company repaid the remaining $2,282,000 of principal and interest due under the RBC Term Loan  and terminated the RBC Loan Agreement.

In connection with the RBC Term Loan, MtronPTI entered into a five-year interest rate swap from which it receives periodic payments at the LIBOR Base Rate and makes periodic payments at a fixed rate of 7.51% with monthly settlement and rate reset dates.  The Company designated this swap as a cash flow hedge in accordance with ASC 815.  The fair value of the interest rate swap was $0 at September 30, 2010, and ($97,000) at December 31, 2009, net of any tax effect, and is included in “other accrued expenses” on the condensed consolidated balance sheets.  Any change in fair value has been reflected in accumulated other comprehensive loss, net of any tax effect.  This interest rate swap agreement was terminated concurrently with the repayment of the RBC Term Loan and the termination of the RBC Loan Agreement on September 30, 2010.

E.	Stock Based Compensation

On December 15, 2009, the Board of Directors granted 3,165 restricted shares each to eight of its members as a portion of their director fees for 2010 (the number of shares determined by dividing $10,000 by the closing price of the Company’s common stock on the grant date).  All of these shares vest ratably during 2010 at the end of each respective quarter.

On July 21, 2010, the Board of Directors granted 4,403 shares restricted common stock to senior management.  All of these shares vested immediately upon the date of grant, but are not transferable until the termination of the holder’s employment with the Company.

Total stock compensation related expense for all outstanding grants for the nine-month period ended September 30, 2010 was $91,000. The remaining unrecognized compensation expense of $15,000 will be recognized during the fourth quarter of 2010.  The total shares of unvested restricted stock were 4,564 as of September 30, 2010.

F.	Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, Earnings Per Share (“ASC 260”).  Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share adjusts basic earnings (loss) per share for the effects of stock options, non-participating restricted common stock, and other potentially dilutive financial instruments, only in the periods in which the effects are dilutive.  Shares of restricted stock granted to members of the Board of Directors as a portion of their director fees are deemed to be participating as defined by ASC 260 and therefore are included in the computation of basic earnings per share.

For the three and nine months ended September 30, 2009, there were 200,000 options to purchase common stock that were excluded from the diluted loss per share computation because the impact of the assumed exercise of stock options would have been anti-dilutive as a result of the Company’s reported net losses.

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

For the nine months ended September 30, 2010, total comprehensive income was $5,327,000, comprising net income of $5,221,000 and a change in accumulated other comprehensive income of $106,000, compared to total comprehensive loss of ($2,815,000) in the nine months ended September 30, 2009, which comprised a net loss of ($2,897,000) and a change in accumulated other comprehensive loss of $82,000.

The change in accumulated other comprehensive income (loss), net of related taxes, for the nine-month periods ended September 30, 2010 and 2009 are as follows:

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Balance beginning of period	$(116)	$(235)
Deferred gain on swap liability on hedge contracts	102	72
Unrealized gain on available-for-sale securities	4	10
Balance end of period	$(10)	$(153)

The components of accumulated other comprehensive income (loss), net of related taxes at September 30, 2010 and December 31, 2009, are as follows:

	September 30, 2010	December 31, 2009
	(in thousands)
Deferred loss on swap liability on hedge contracts	$(27)	$(129)
Unrealized gain on available-for-sale securities	17	13
Accumulated other comprehensive loss	$(10)	$(116)

H.	Fair Value Measurements

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total September 30, 2010
	(in thousands)
Marketable securities	$32	$--	$--	$32

Liabilities

To estimate the fair value of the swap liability on hedge contracts as of the measurement date, the Company obtains inputs other than quoted prices that are observable for the liability. Liabilities measured at fair value on a recurring basis are summarized below.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total September 30, 2010
	(in thousands)
Swap liability on hedge contracts	$--	$27	$--	$27

I.	Foreign Revenues

For the three and nine months ended September 30, 2010 and 2009, foreign revenues were derived from the following countries:

	Three Months Ended September 30,
Foreign Revenues:	2010	2009
	(in thousands)
China	$1,714	$1,006
Malaysia	1,568	1,102
Thailand	983	251
Mexico	697	446
Singapore	177	230
Taiwan	77	118
France	63	92
All other foreign countries	445	520
Total foreign revenues	$5,724	$3,765

	Nine Months Ended September 30,
Foreign Revenues:	2010	2009
	(in thousands)
China	$4,502	$2,538
Malaysia	4,872	2,945
Thailand	1,891	712
Mexico	1,803	1,192
Singapore	652	1,072
Taiwan	366	182
France	400	400
All other foreign countries	1,672	1,931
Total foreign revenues	$16,158	$10,972

J.	Commitments and Contingencies

In the normal course of business, the Company and its subsidiaries may become defendants in certain product liability, patent infringement, worker claims and other litigation.  The Company and its subsidiaries have no litigation pending at this time.

The Company’s wholly-owned subsidiary, Lynch Systems, Inc., whose operating assets were sold to an unrelated third party during 2007, owns certain real estate assets in Bainbridge, GA, including a building that has a known environmental liability.  There are no pending claims or litigation against the Company related to this matter, but the Company has recorded a liability for the expected cost of remediation of $81,000 as of September 30, 2010 and 2009, respectively, based on an independent estimate of the remediation costs obtained by the Company which is included in other accrued expenses on the Company’s condensed consolidated balance sheets.

The Company recognized an impairment loss of $20,000 during the nine months ended September 30, 2010 for the remaining assets of Lynch Systems.

K.	Income Taxes

The Company had a total net operating loss (“NOL”) carry-forward of $8,240,000 as of December 31, 2009.  This NOL expires through 2029 if not utilized prior to expiration.  The Company had research and development credit carry-forwards of approximately $1,046,000 at December 31, 2009, which can be used to reduce future income tax liabilities and expire principally between 2020 and 2029.  In addition, the Company has foreign tax credit carry-forwards of approximately $287,000 at December 31, 2009, which are available to reduce future U.S. income tax liabilities subject to certain limitations.  These foreign tax credit carry-forwards expire at various times through 2019.

The Company provided a provision of ($215,000) and a benefit of $37,000 for income taxes, respectively, in the nine months ended September 30, 2010 and 2009. Foreign taxes of ($178,000) and a benefit of $37,000, respectively, and a provision for state taxes of ($37,000) and $0, respectively, were provided in each of those periods. The provision gives effect to our estimated tax liability at the end of the year and reflects the utilization of our U.S. net operating losses and the corresponding release of the valuation allowance against our otherwise recognizable U.S. net deferred tax assets.  As of September 30, 2010, the Company’s estimated consolidated annual effective tax rate was 3.9%.

Due to the uncertainty surrounding the realization of the favorable U.S. tax attributes in future tax returns, the Company continues to record a full valuation allowance against our otherwise recognizable U.S. net deferred tax assets as of September 30, 2010 and December 31, 2009, except for the Company’s $111,000 in AMT deferred tax assets which do not expire.  The Company has recorded a full valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.  When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies.  Should a change in circumstances lead to a change in judgment about the ability to realize deferred tax assets in future years, the Company would adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.

L.	Related Party Transactions

At September 30, 2010, the Company had $2,255,000 of cash and cash equivalents.  Of this amount, $949,000 is invested in United States Treasury money market funds for which affiliates of the Company serve as the investment manager to the respective fund.  At December 31, 2009, the Company had $3,816,000 of cash and cash equivalents.  Of this amount, $948,000 was invested in United States Treasury money market funds for which affiliates of the Company serve as the investment manager to the respective fund.

M.	Subsequent Events

On November 10, 2010, the Company announced that its Board of Directors intends to grant a one-time discretionary award of stock options to senior management.  The stock options are expected to be granted and to have an exercise price to be determined by the Board of Directors prior to the end of the year.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  As forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.  Our actual results may differ materially from those contemplated by the forward-looking statements.  They are neither statements of historical fact nor guarantees or assurances of future performance.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include national and global economic, business, competitive, market and regulatory conditions and the factors described under “Risk Factors” in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.

Results of Operations

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Consolidated Revenues and Gross Margin

Consolidated revenues increased by $5,076,000, or 69.3%, to $12,397,000 for the third quarter 2010 from $7,321,000 for the comparable period in 2009.  The increase is due primarily to increased demand from existing customers for existing products in both our Telecom and Military, Instrumentation, Space and Avionics (“MISA”) market segments.  The revenue growth also resulted from the expansion of our product portfolio through the introduction of new lines of cavity filters and of double-oven oscillators, which entered production during the first half of 2010.  The increase in demand is also reflected in foreign revenues, which grew 52.0% to $5,724,000 for the quarter ended September 30, 2010, compared to $3,765,000 for the quarter ended September 30, 2009.  The Company opened a new sales office in Shanghai, China during the first quarter of 2010, as part of its efforts to attract and service new customers in that geographic region.  The Company continues to direct engineering resources toward developing products for additional segments of the timing and frequency equipment market, such as alternative energy management, energy exploration, military personnel protection and homeland security.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues for the third quarter 2010 increased to 37.6% from 19.7% for the comparable period in 2009.  This increase is due primarily to the increase in revenues compared to the comparable period in 2009, which improved gross margin by spreading fixed infrastructure costs over a larger revenue base, and the Company’s implementation of its plan to effect permanent structural cost reductions in overhead expenses.  The Company is continuing its efforts to further improve its manufacturing and supply chain efficiency.

Order Backlog

As of September 30, 2010, the Company’s order backlog was $11,973,000, 16.7% lower than the record backlog at June 30, 2010, of $14,373,000 and 9.4% lower than the backlog as of September 30, 2009, of $13,221,000.  The decrease in backlog is primarily due to reduced short-term demand in repeat orders from customers in our Telecom market segment and strong shipments from our production facilities.  The backlog of unfilled orders includes amounts based on signed contracts as well as other agreements we have determined are legally binding and likely to proceed.  Although backlog represents only business that is considered likely to be performed, cancellations or scope adjustments may and do occur.

Backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any.  The Company expects to fill substantially all of its current backlog within the next twelve months, but cannot provide assurance as to the portion of the backlog to be fulfilled in a given year.

Operating Income (Loss)

Operating income was $2,191,000 for the third quarter of 2010 compared to an operating loss of ($845,000) for the comparable period in 2009.  This increase in operating profit can be primarily attributed to a 17.9 percentage point increase in gross margin, which was largely the result of the 69.3% increase in revenues as compared to the same period in 2009.  The increase was also attributable to the execution of the Company’s plan to effect permanent structural cost reductions in overhead expenses, and variable cost and capacity improvements gained from the realignment of operations that were initiated during 2009.  Engineering, selling and administrative expenses as a percentage of revenue improved by 11.3 percentage points to 19.9% for the three months ended September 30, 2010, compared to the same period in 2009.  The Company has included a quarterly performance bonus accrual of $50,000 as of September 30, 2010, to be paid in cash to eligible employees, excluding certain officers and executives, during the fourth quarter of 2010.  The Company expects that its focused effort to increase revenues combined with continued efforts to improve its manufacturing and supply chain efficiency will benefit operating margins in future quarters.

Interest expense

Interest expense was $71,000 for the three months ended September 30, 2010, which was a decrease of $32,000 from $103,000 for the three months ended September 30, 2009.  The decrease was primarily due to a lower average balance outstanding on MtronPTI’s revolving credit facility over the course of the three months ended September 30, 2010, as well as a decrease in the interest rate charged, which resulted from amendments to the Company’s credit facilities that became effective as of June 30, 2010.

Income Taxes

The Company files a consolidated federal income tax return, which includes all subsidiaries.  The income tax provision for the three-month period ended September 30, 2010 included foreign taxes.  The provision gives effect to our estimated tax liability at the end of the year and reflects the utilization of our U.S. net operating losses and the corresponding release of the valuation allowance against our otherwise recognizable U.S. net deferred tax assets.  As of September 30, 2010, the Company’s estimated consolidated annual effective tax rate was 3.9%.

Due to the uncertainty surrounding the realization of favorable U.S. tax attributes in future tax returns, we continue to record a full valuation allowance against our otherwise recognizable U.S. net deferred tax assets as of September 30, 2010 and December 31, 2009, except for the Company’s $111,000 in AMT deferred tax assets, which do not expire. The Company has recorded a full valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.  When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies.  Should a change in circumstances lead to a change in judgment about the ability to realize deferred tax assets in future years, the Company would adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.

Net Income (Loss)

Net income for the third quarter 2010 was $1,978,000 compared to net loss of ($951,000) for the comparable period in 2009.  The increase was primarily attributable to the 69.3% growth in revenues, as well as a 17.9 percentage point increase in gross margin, for the three-month period ended September 30, 2010 as compared to the same period in 2009.  Basic and diluted net income (loss) per share for the three months ended September 30, 2010 was $0.88 compared with ($0.43) for the three months ended September 30, 2009.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Consolidated Revenues and Gross Margin

Consolidated revenues increased by $13,534,000, or 61.2%, to $35,633,000 for the nine-month period ended September 30, 2010 from $22,099,000 for the comparable period in 2009.  The increase is due primarily to increased demand from existing customers for existing products in both our Telecom and MISA market segments.  The revenue growth also resulted from the expansion of our product portfolio through the introduction of new lines of cavity filters and of double-oven oscillators, which entered production during the first half of 2010.   The increase in demand is also reflected in foreign revenues, which grew 47.3% to $16,158,000 for the nine months ended September 30, 2010, compared to $10,972,000 for the nine months ended September 30, 2009.  The Company opened a new sales office in Shanghai, China during the first quarter of 2010, as part of its efforts to attract and service new customers in that geographic region.  The Company continues to direct engineering resources towards developing products for additional segments of the timing and frequency equipment market, such as alternative energy management, energy exploration, military personnel protection and homeland security.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues for the nine-month period ended September 30, 2010 increased to 36.1% from 20.3% for the comparable period in 2009.  This increase is due primarily to the increase in revenues compared to the comparable period in 2009, which improved gross margin by spreading fixed infrastructure costs over a larger revenue base, and the Company’s implementation of its plan to effect permanent structural cost reductions in overhead expenses.  The Company is continuing its efforts to further improve its manufacturing and supply chain efficiency.

Order Backlog

As of September 30, 2010, the Company’s order backlog was $11,973,000, which was a decrease of 14.2% compared to the backlog as of December 31, 2009, of $13,958,000 and a decrease of 9.4% compared to the backlog as of September 30, 2009, of $13,221,000.  The decrease in backlog is primarily due to reduced short-term demand in repeat orders from customers in our Telecom market segment and strong shipments from our production facilities.  The backlog of unfilled orders includes amounts based on signed contracts as well as other agreements we have determined are legally binding and likely to proceed.  Although backlog represents only business that is considered likely to be performed, cancellations or scope adjustments may and do occur.  We cannot predict with certainty the portion of backlog to be performed in a given year.  Backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any.

Operating Income (Loss)

Operating income was $5,746,000 for the nine months ended September 30, 2010 compared to an operating loss of ($2,697,000) for the comparable period in 2009.  This increase in operating profit can be primarily attributed to a 15.9 percentage point increase in gross margin, which was primarily the result of the 61.2% increase in revenues as compared to the same period in 2009.  The increase was also attributable to the execution of the Company’s plan to effect permanent structural cost reductions in overhead expenses, and variable cost and capacity improvements gained from the realignment of operations that took place during 2009.  Engineering, selling and administrative expenses as a percentage of revenue improved by 12.6 percentage points to 19.9% for the nine months ended September 30, 2010, compared to the same period in 2009.  The Company has included a quarterly performance bonus accrual of $50,000 as of September 30, 2010, to be paid in cash to eligible employees, excluding certain officers and executives, during the fourth quarter of 2010.  The Company expects that its focused effort to increase revenues combined with continued effort to improve its manufacturing and supply chain efficiency will benefit operating margins in future quarters.

Interest expense

Interest expense was $288,000 for the nine-month period ended September 30, 2010, which was an increase of $2,000 from $286,000 for the period ended September 30, 2009.  The increase was primarily due to a higher average balance outstanding on MtronPTI’s revolving credit facility over the course of the nine months ended September 30, 2010, offset by a decrease in the interest rate charged, which resulted from amendments to the Company’s credit facilities that became effective as of June 30, 2010.

Income Taxes

The Company files a consolidated federal income tax return, which includes all subsidiaries.  The income tax benefit for the nine months ended September 30, 2010, included foreign taxes.  The provision gives effect to our estimated tax liability at the end of the year and reflects the utilization of our U.S. net operating losses and the corresponding release of the valuation allowance against our otherwise recognizable U.S. net deferred tax assets.  As of September 30, 2010, the Company’s estimated consolidated annual effective tax rate was 3.9%.

Due to the uncertainty surrounding the realization of favorable U.S. tax attributes in future tax returns, we continue to record a full valuation allowance against our otherwise recognizable U.S. net deferred tax assets as of September 30, 2010 and December 31, 2009, except for the Company’s $111,000 in AMT deferred tax assets, which do not expire. The Company has recorded a full valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.  When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies.  Should a change in circumstances lead to a change in judgment about the ability to realize deferred tax assets in future years, the Company would adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.

Net Income (Loss)

Net income for the nine-month period ended September 30, 2010 was $5,221,000 compared to net loss of ($2,897,000) for the comparable period in 2009.  The increase was primarily attributable to a 61.2% increase in revenues for the nine-month period ended September 30, 2010 as compared to the same period in 2009, as well as a 15.9 percentage point increase in gross margin.  Basic and diluted net income (loss) per share for the nine months ended September 30, 2010 was $2.32 compared with ($1.32) for the nine months ended September 30, 2009.

Liquidity and Capital Resources

The Company’s cash and cash equivalents at September 30, 2010 were $2,255,000 as compared to $3,816,000 at December 31, 2009.  At September 30, 2010, MtronPTI had no outstanding balance and an unused borrowing capacity of $4,000,000 under the FNBO Revolving Loan, compared with $1,696,000 outstanding and unused borrowing capacity of $2,304,000 at December 31, 2009.  At November 15, 2010, the Company had $0 outstanding and unused borrowing capacity of $4,000,000 under the FNBO Revolving Loan.

At September 30, 2010, the Company’s consolidated working capital was $10,904,000, as compared to $5,466,000 at December 31, 2009.  At September 30, 2010, the Company had current assets of $15,908,000 and current liabilities of $5,004,000.   The ratio of current assets to current liabilities was 3.18 to 1.00 at September 30, 2010, compared to 1.61 to 1.00 at December 31, 2009.   The increase in net working capital is primarily due to the increase in the Company’s accounts receivable and inventory balances, offset by increases in accounts payable and accrued compensation and commission expenses and a decrease in cash and cash equivalents.  These increases in working capital are due to the Company’s increased production activity commensurate with an increase in revenues and an increase in profits.

Cash provided by operating activities was $3,024,000 for the nine months ended September 30, 2010, compared to cash provided by operating activities of $596,000 for the nine months ended September 30, 2009.  The increase in cash provided by operating activities is due to the net increase in accounts receivable of ($1,887,000) compared to the net collection of accounts receivable of $2,213,000 during the same period in 2009, an increase in inventories of  ($1,346,000) compared to a decrease of $640,000 during the same period in 2009, as well as a decrease in depreciation expense to $493,000 compared to $765,000 during the same period in 2009 due to certain assets from the acquisition of PTI (completed in October 2004) being fully depreciated during the fourth quarter of 2009.  This was offset by net income for the nine months ended September 30, 2010 of $5,221,000, and by the increase in accounts payable, accrued expenses and other liabilities of $243,000, compared to a net loss of ($2,897,000) and a decrease in accounts payable, accrued compensation and commissions expense and other accrued expenses of ($235,000) for the same period in 2009.

Cash used in investing activities was ($340,000) for the nine months ended September 30, 2010, compared to ($289,000) for the same period in 2009.  The increase was due primarily to the delay of some capital projects into future quarters due to the engineering effort required for successful introduction of two new product lines during the first six months of 2010.  The Company expects to continue its investment in machinery and equipment related to new production activities and replacement of older equipment as needed.

Cash used in financing activities from operations was ($4,245,000) for the nine months ended September 30, 2010, compared with cash used in financing activities of ($1,073,000) for the same period in 2009.  The increase in cash used in financing activities is due primarily to an increase in net repayments on the Company’s note payable for the nine months ended September 30, 2010 of ($1,696,000) compared to net repayments of ($386,000) during the comparable period in 2009, as well as an increase in net repayments on the Company’s long-term debt for the nine months ended September 30, 2010 of ($2,549,000) compared to net repayments of ($687,000) during the comparable period in 2009.  Net repayments during the nine months ended September 30, 2010 were primarily the result of the repayment on September 30, 2010 of the remaining $2,282,000 of principal and interest due under the RBC Term Loan and termination of the RBC Loan Agreement.  Net repayments during the nine months ended September 30, 2009 were the result of additional repayments above the scheduled principal payments made by the Company during that period to maintain compliance with MtronPTI’s various debt covenant requirements.

At September 30, 2010, total liabilities of $5,450,000 were $4,108,000 less than the total liabilities at December 31, 2009 of $9,558,000. The decrease in total liabilities was primarily due to repayments under the FNBO Revolving Loan of ($1,696,000) and repayments of long-term debt of ($2,549,000), which were partially offset by increases in trade accounts payable and accrued compensation and commissions expense of $243,000.  At September 30, 2010, the Company had $294,000 in current maturities of long-term debt compared with $2,620,000 at December 31, 2009.

On October 14, 2004, MtronPTI entered into a loan agreement with FNBO that was amended and restated on July 30, 2010 (referred to herein as the FNBO Loan Agreement).  The FNBO Loan Agreement provides for a short-term credit facility of up to $4,000,000 as of September 30, 2010 (referred to herein as the FNBO Revolving Loan).  The principal balance of the FNBO Revolving Loan bears interest at 30-day LIBOR plus 3.25% (but in no event below 4.25%), with interest only payments due monthly and the final payment of principal and interest due on June 30, 2011.  There is also an unused commitment fee of 0.50% per annum, payable quarterly.  At September 30, 2010, there was no outstanding balance under the FNBO Revolving Loan.  MtronPTI had $4,000,000 of unused borrowing capacity under the FNBO Revolving Loan at September 30, 2010, compared to $2,304,000 at December 31, 2009.

On July 30, 2010, MtronPTI entered into a First Amendment to Amended & Restated Loan Agreement with FNBO (referred to herein as the FNBO Amendment) that amended the FNBO Loan Agreement to, among other things, extend the maturity date of the FNBO Revolving Loan from June 30, 2010 to June 30, 2011.  Additionally, in connection with the FNBO Amendment, MtronPTI entered into a First Amended & Restated Revolving Note, dated June 30, 2010 (referred to herein as the FNBO Revised Revolving Note), which reduced the interest rate on the FNBO Revolving Loan from 30-day LIBOR plus 4.75% to 30-day LIBOR plus 3.25% (but in no event below 4.25%).

The FNBO Loan Agreement also provides for a term loan in the original principal amount of $2,000,000 (referred to herein as the FNBO Term Loan).  At September 30, 2010, the principal balance of the FNBO Term Loan was approximately $740,000, bearing interest at 30-day LIBOR plus 2.10%, with payments of approximately $23,000 due monthly and all remaining principal and interest due January 24, 2013.

All outstanding obligations under the FNBO Loan Agreement are collateralized by a first priority security interest in all of the assets of MtronPTI (including general intangibles, but excluding real estate), and are guaranteed by the Company.

The FNBO Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, financial covenants that MtronPTI maintain: (i) tangible net worth of not less than $5,500,000, (ii) a ratio of current assets to current liabilities of not less than 1.50 to 1.00; (iii) a ratio of total liabilities to tangible net worth of not greater than 2.75 to 1.00; and (iv) a fixed charge coverage ratio of not less than 1.25 to 1.00.  The FNBO Loan Agreement also places certain limitations on MtronPTI’s ability to make certain payments to the Company, including but not limited to repayments of inter-company debt, interest payments on inter-company debt, and management fees.  At September 30, 2010, MtronPTI was in compliance with all covenants under the FNBO Loan Agreement.

In connection with the FNBO Term Loan, MtronPTI entered into an interest rate swap agreement with FNBO from which it receives periodic payments at the LIBOR Base Rate and makes periodic payments at a fixed rate of 5.60% through the term of the FNBO Term Loan.  The Company has designated this swap as a cash flow hedge in accordance with ASC 815.  The fair value of the interest rate swap was ($27,000) at September 30, 2010 and ($32,000) at December 31, 2009, net of any tax effect, and is included in “other accrued expenses” on the condensed consolidated balance sheets.  Any change in fair value is reflected in accumulated other comprehensive loss, net of any tax effect.

On September 30, 2005, MtronPTI entered into a loan agreement with RBC, which was subsequently modified on September 17, 2009 (referred to herein as the RBC Loan Agreement).  The RBC Loan Agreement provided for a loan in the original principal amount of $3,040,000 (referred to herein as the RBC Term Loan), which bore interest at LIBOR Base Rate plus 2.75% and was repaid in monthly installments based on a 20-year amortization schedule.  On September 30, 2010, the Company repaid the remaining $2,282,000 of principal and interest due under the RBC Term Loan and terminated the RBC Loan Agreement.

In connection with the RBC Term Loan, MtronPTI entered into a five-year interest rate swap from which it receives periodic payments at the LIBOR Base Rate and makes periodic payments at a fixed rate of 7.51% with monthly settlement and rate reset dates.  The Company designated this swap as a cash flow hedge in accordance with ASC 815.  The fair value of the interest rate swap was $0 at September 30, 2010, and ($97,000) at December 31, 2009, net of any tax effect, and is included in “other accrued expenses” at December 31, 2009, on the condensed consolidated balance sheets.  Any change in fair value has been reflected in accumulated other comprehensive loss, net of any tax effect.  This interest rate swap agreement was terminated concurrently with the repayment of the RBC Term Loan and the termination of the RBC Loan Agreement on September 30, 2010.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there were no changes in the Company’s internal controls over financial reporting during the quarterly period ended September 30, 2010, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                              Legal Proceedings.

None

Item 1A.                        Risk Factors.

None.

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

THE LGL GROUP, INC.

Date: November 15, 2010	By:	/s/ Gregory P. Anderson
Gregory P. Anderson
President and Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2010	By:	/s/ R. LaDuane Clifton
R. LaDuane Clifton
Chief Accounting Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

____________

* Filed herewith

