Form 10-K
period 2010-12-31
LGL GROUP INC
filed 2011-03-24
CIK 61004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

_________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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

 Large accelerated filer ☐                                                                           Accelerated filer ☐

Non-accelerated filer ☐                                                                           Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter ($11.24), was $18,652,319. Solely for the purpose of this calculation, shares held by directors and executive officers of the registrant have been excluded.  Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

The number of outstanding shares of the registrant’s common stock was 2,617,268 as of March 23, 2011.
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

Item 1.  Business.

The LGL Group, Inc., formerly Lynch Corporation, incorporated in 1928 under the laws of the State of Indiana and reincorporated under the laws of the State of Delaware in 2007, is a holding company with subsidiaries engaged in the design, manufacture and sale of standard and custom engineered electronic components.  The LGL Group, Inc. and its subsidiaries (collectively, the “Company”) maintains its executive offices at 2525 Shader Road, Orlando, Florida 32804.  The Company’s telephone number is (407) 298-2000.  The Company’s common stock is traded on NYSE Amex under the ticker symbol “LGL”.

The Company operates through its principal subsidiary, M-tron Industries, Inc. (“Mtron”), which includes the operations of its subsidiary, M-tron Industries, Ltd., as well as the operations of its subsidiary, Piezo Technology, Inc. (“PTI”) and PTI’s subsidiary Piezo Technology India Private Ltd.  The combined operations of Mtron and PTI and their subsidiaries are referred to herein as “MtronPTI.”  MtronPTI has operations in Orlando, Florida, Yankton, South Dakota and Noida, India.  MtronPTI also has sales offices in Hong Kong and Shanghai, China.

The Company’s business development strategy is to expand its existing operations primarily through organic growth, and joint venture or merger and acquisition opportunities.  It may, from time to time, consider the acquisition of other assets or businesses that are not related to its present businesses.  However, the Company’s ability to consummate an acquisition will be largely dependent on its ability to obtain financing, which may be hindered by the prevailing global economic and financial market conditions.

Overview of MtronPTI

MtronPTI designs, manufactures and sells standard and custom engineered electronic components that are used primarily to control the frequency or timing of signals in electronic circuits.  Its devices, which are commonly called frequency control devices, are used extensively in infrastructure equipment for the telecommunications and network equipment industries.  Its devices are also used in electronic systems for military applications, avionics, earth-orbiting satellites, medical devices, instrumentation, industrial devices and global positioning systems.

MtronPTI’s frequency control devices consist of packaged quartz crystals, crystal oscillators and electronic filters.  Its products produce an electrical signal that has the following attributes:

•	Accuracy -- the frequency of the signal does not vary significantly when the product is subjected to a range of operating environments; and

•	Stability -- the frequency of the signal does not vary significantly when the product is subjected to a range of operating environments; and

•	Low electronic noise -- the signal does not add interfering signals that can degrade the performance of electronic systems.

MtronPTI has more than 40 years of experience designing, manufacturing and marketing crystal-based frequency control products.  Its customers rely on the skills of MtronPTI’s engineering and design team to help solve frequency control problems during all phases of their products’ life cycles, including product design, prototyping, manufacturing, and subsequent product improvements.

MtronPTI’s Objectives

MtronPTI has built on the strength of its core expertise in packaged quartz crystal oscillator technologies and electronic filter technologies to become the supplier of choice to original equipment manufacturers (“OEMs”) that supply equipment with high-performance timing needs.  MtronPTI intends to grow through strong penetration of the timing and timing management portion of the electronics industry.  MtronPTI has made progress in its efforts to grow beyond being only a component company by expanding its product offerings and focusing a portion of its development efforts towards products that include integrated timing systems, timing system design services and engineered timing management products.

MtronPTI focuses on technical resources, including design and engineering personnel, to enable it to provide a higher level of design and engineering support to its customers and potential customers.  It believes that technical participation with its OEM customers in the early stages of their design process will lead to MtronPTI’s frequency control devices being designed into their products more regularly.

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

MtronPTI is continuing its efforts to design, manufacture and sell devices that offer higher frequencies or greater precision than its current products.  It also plans to expand its offering of integrated timing systems to offer complete timing subsystems to its customers.  It intends to achieve this through a combination of focused research and development, and strategic acquisitions, if they are appropriate.

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

Products

MtronPTI’s products are high quality, reliable, technically advanced frequency control devices, including packaged quartz crystals, oscillators incorporating those crystals and electronic filter products.  The October 2002 acquisition of Champion Technologies provided MtronPTI an entry to the timing modules market.  The September 2004 acquisition of PTI provided MtronPTI with its families of very precise oven-controlled crystal oscillators and its electronic filter products.

MtronPTI designs and produces a wide range of packaged quartz crystals, quartz crystal-based oscillators and electronic filter products.  The Packaged Crystal is a single crystal in a hermetically sealed package that is used by electronic equipment manufacturers, along with their own electronic circuitry, to build oscillators for frequency control in their electronic devices.  The Clock Oscillator is the simplest of its oscillators.  It is a self-contained package with a crystal and electronic circuitry that is used as a subsystem by electronic equipment manufacturers to provide frequency control for their devices.  The Voltage Controlled Crystal Oscillator (“VCXO”) is a variable frequency oscillator whose frequency can be changed by varying the control voltage to the oscillator.  The Temperature Compensated Crystal Oscillator (“TCXO”) is a stable oscillator designed for use over a range of temperatures.  Oven-Controlled Crystal Oscillators are designed to produce a much higher level of stability over a wide range of operating conditions with very low phase noise.  The Electronic Filters use either crystal technology, precise manufacturing of inductive/capacitive circuits, or low and high-powered cavity designs to provide filters with carefully defined capabilities to filter out unwanted portions of a timing signal.  This variety of features in MtronPTI’s product family offers the designers at electronic equipment manufacturers a range of options as they create the needed performance in their products.

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

The vast majority of MtronPTI’s products are custom-designed for requirements of specific OEM systems.  The expected business life of these products ranges from less than one year to more than 10 years, depending on the application.  Some of the customizations are modest changes to existing product designs, while others are major product redesigns or new product platforms.  MtronPTI monitors the level of these major new designs and uses them as an internal metric of its engineering effectiveness.  Typically, approximately 10% of MtronPTI’s revenue has come from major new designs or new product platforms that have been introduced in the preceding three years.

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

Manufacturing and Operations

MtronPTI’s operations are located in Orlando, Florida, Yankton, South Dakota, and Noida, India.  MtronPTI also has sales offices in Hong Kong and Shanghai, China.  MtronPTI owns one building, approximately 71,000 square feet, on approximately seven acres of land in Orlando, Florida, which was acquired with the purchase of PTI.  MtronPTI owns a facility of approximately 28,000 square feet on approximately 11 acres of land and leases an approximately 16,000 square foot facility in Yankton, South Dakota.  MtronPTI leases approximately 13,000 square feet of office and manufacturing space in Noida, India, approximately 1,500 square feet of office space in Hong Kong and approximately 1,200 square feet of office space in Shanghai, China.

MtronPTI has established long-term relationships with several contract manufacturers in Asia.  Approximately 15.9% of MtronPTI’s revenues in 2010 were attributable to one such contract manufacturer located in both Korea and China.  MtronPTI maintains a rigorous quality control system and is an ISO 9001/2000 qualified manufacturer.  MtronPTI’s Hong Kong subsidiary (M-tron Industries, Ltd.) does not manufacture, but acts as a buying agent, regional warehouse, quality control and sales representative for its parent company.

Research and Development

Research and development expense was approximately $1,636,000 and $2,149,000 in 2010 and 2009, respectively.

Marketing and Sales

MtronPTI markets and sells its products through a variety of channels and agents. Nearly all of MtronPTI’s products are sold into a specific design application at an OEM. Some of the products are sold directly to the OEM, some of the products are sold to an Electronic Manufacturing Services (“EMS”) company, which assembles them into final use products on behalf of the OEM and some are sold to an electronics distributor who resells them to the OEM or EMS companies. MtronPTI uses a combination of employees, external manufacturer representatives and electronics distributors to market and sell its products. An important part of the sales process is getting formal OEM confirmation of product suitability for use in a specific system design or a “design-win”.

In most cases, MtronPTI’s customers may cancel their respective orders without penalty up to 60 days prior to the scheduled shipping date.  Within 60 days of the scheduled shipping date, cancellation fees may apply, up to 100% of the contract price.

Customers

MtronPTI markets and sells its frequency control devices primarily to:

• OEMs of communications, networking, military, avionics, instrumentation and medical equipment;

• Contract manufacturers for OEMs; and;

• Distributors who sell to OEMs and contract manufacturers.

In 2010, MtronPTI’s largest customer, an electronics contract manufacturing company, accounted for approximately 11.9% of MtronPTI’s total revenues, compared to approximately 8.5% in 2009.  MtronPTI’s second-largest customer in 2010, which was also an electronics contract manufacturing company, accounted for approximately 10.1% of MtronPTI’s total revenues, compared to approximately 7.8% in 2009.  Revenues from MtronPTI’s 10 largest customers accounted for approximately 65.3% of revenues in 2010, compared to approximately 57.4% of revenues in 2009.  Three customers accounted for more than 10.0% of 2010 accounts receivable and no customers accounted for more than 10.0% of 2009 accounts receivable.  At December 31, 2010, the three largest customers accounted for approximately $2,144,000 of accounts receivable, or 36.2% of the Company's accounts receivable, compares to approximately 24.2% for the Company's three largest customers in 2009.

Seasonality

MtronPTI’s business is not seasonal.

Domestic Revenues

MtronPTI’s domestic revenues were $25,212,000 in 2010, or 54.0% of total revenues, compared to $15,522,000, or 49.6% of total revenues, in 2009.

International Revenues

MtronPTI’s international revenues were $21,444,000 in 2010, or 46.0% of total revenues, compared to $15,779,000, or 50.4% of total revenues, in 2009.  In each of 2010 and 2009, these revenues were mainly derived from customers in Malaysia and China, with additional significant sales in Thailand, Mexico, Singapore, France and Canada.  MtronPTI avoids significant currency exchange risk by transacting and settling substantially all international sales in United States dollars.

Risks Attendant to Foreign Operations

See Part I, Item 1A, “Risk Factors,” “We have significant international operations and sales to customers outside of the United States that subject us to certain business, economic and political risks,” for a discussion of the risks attendant to our foreign operations.

Backlog

At December 31, 2010, MtronPTI’s order backlog was $10,734,000, which was a decrease of 23.1% compared to a backlog of $13,958,000 at December 31, 2009.  The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent, which we have determined are firm orders and likely to proceed.  Although backlog represents only firm orders that are considered likely to be fulfilled within the 12 months following receipt of the order, cancellations or scope adjustments may and do occur.

Backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any.  The Company expects to fill its entire 2010 backlog in 2011, but cannot provide assurances as to the portion of backlog to be fulfilled in a given year.

Raw Materials

Most raw materials used in the production of MtronPTI products are available in adequate supply from a number of sources.  The prices of these raw materials are relatively stable.  However, some raw materials, including printed circuit boards, quartz, and certain metals including steel, aluminum, silver, gold, tantalum and palladium, are subject to greater supply fluctuations and price volatility as experienced over recent years.  The Company generally has been able to include some cost increases in its pricing, but in some cases margins were adversely impacted.

Competition

Frequency control devices are sold in a highly competitive industry.  There are numerous domestic and international manufacturers who are capable of providing custom designed quartz crystals, oscillators and electronic filters comparable in quality and performance to MtronPTI’s products.  Competitors include Vectron International and K&L (divisions of Dover Corporation), CTS Corporation and Saronix (a division of Pericom Semiconductor Corporation).  MtronPTI does not operate in the same markets as high volume manufacturers of standard products; rather it focuses on manufacturing lower volumes of more precise, custom designed frequency control devices.  Many of MtronPTI’s competitors and potential competitors have substantially greater financial, engineering, manufacturing and marketing resources than MtronPTI.  The markets in which MtronPTI participates are comprised of many small competitors, which suggests that there could be industry consolidation.

MtronPTI seeks to manufacture custom-designed, high performance crystals and oscillators, which it believes it can sell competitively based upon performance, quality, order response time and a high level of engineering support.  MtronPTI believes that its main competitive advantage rests in its ability to bring to its customers new product designs as well as final manufactured products faster than its competitors, thus being more responsive to its customers’ supply chain requirements.

Intellectual Property

MtronPTI has no patents, trademarks or licenses that are considered to be significant to MtronPTI’s business or operations.  Rather, MtronPTI believes that its technological position depends primarily on the technical competence and creative ability of its engineering and technical staff in areas of product design and manufacturing processes, as well as proprietary know-how and information.

Employees

As of December 31, 2010, the Company employed 233 people (full-time equivalents): 2 within corporate headquarters and 231 within its subsidiary, MtronPTI, which includes 88 primarily in Yankton, South Dakota, 121 primarily in Orlando, Florida, 11 in Hong Kong, 8 in Noida, India, and 3 in Shanghai, China.  In 2009, the Company reduced its headcount significantly (from 275 at the beginning of the year to 218 at year end) as part of its restructuring plan to improve operational efficiency.  None of its employees is represented by a labor union and the Company considers its employee relations to be good.

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

Long-Lived Assets

Long-lived assets, including intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount thereof may not be recoverable.  Management assesses the recoverability of the cost of the assets based on a review of projected undiscounted cash flows.  In the event an impairment loss is identified, it is recognized based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset.  Fair value is determined using pertinent market information, including appraisals, and/or discounted cash flow projections.

Recent Developments

On February 4, 2011, the Company completed a public offering of 350,000 shares of its common stock at $20.00 per share.  The aggregate number of shares sold reflects and includes the exercise in full by the underwriter of its over-allotment option to purchase 45,652 additional shares of the Company’s common stock.  The Company received net proceeds of approximately $6.5 million from the offering, after deducting the underwriting discounts and commissions and estimated offering expenses.  These proceeds will be used for general corporate purposes, including working capital and potential technology or company acquisitions.  The offering was made pursuant to a shelf registration statement filed with the Securities and Exchange Commission (the “SEC”) on September 23, 2010, and amended on October 25, 2010, which became effective on November 4, 2010 (Registration No. 333-169540), and a prospectus supplement, dated January 31, 2011, filed with the SEC on February 2, 2011.  ThinkEquity LLC acted as the sole underwriter with respect to the offering.

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

Risks Related to Our Business and Industry

We had net losses in 2007, 2008 and 2009 and are uncertain as to our ability to sustain profitability.

We had a net loss of $2,522,000 for the year ended December 31, 2009, as well as losses in 2008 and 2007.  Although we had a net income for the year ended December 31, 2010, we are uncertain whether we will generate sufficient revenues and sufficiently reduce expenses to sustain profitability for the long-term.

We are dependent on a single line of business.

We are currently dedicated to manufacturing and marketing standard and custom engineered electronic components that are used primarily to control the frequency or timing of signals in electronic circuits, and we do not offer any other products.  As was the case in 2009, virtually all of MtronPTI’s 2010 revenues came from sales of frequency control devices, which consist of packaged quartz crystals, oscillator modules, electronic filters and integrated subsystems.  We expect that this product line will continue to account for substantially all of MtronPTI’s revenues for the foreseeable future.

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

We have a number of large customers that account for a significant portion of our revenues, and the loss of any of these customers, or decrease in its demand for our products, could have a material adverse effect on our results.

Revenues from a limited number of customers have accounted for a substantial percentage of our total revenues.  For the year ended December 31, 2010, our largest and second-largest customers, each an electronics contract manufacturing company, accounted for approximately 11.9% and 10.1% of our revenues, respectively, compared to approximately 8.5% and 7.8%, respectively, for the year ended December 31, 2009.  Revenues from our 10 largest customers accounted for approximately 65.3% of our revenues for the year ended December 31, 2010, compared to approximately 57.4% for the year ended December 31, 2009.  In any period or year, the unexpected loss of, or decline in business from, a major customer could have a material adverse effect on our results.  Three customers accounted for more than 10.0% of 2010 accounts receivable and no customers accounted for more than 10.0% of 2009 accounts receivable.  At December 31, 2010, the three largest customers accounted for approximately $2,144,000 of accounts receivable, or 36.2% of the Company's accounts receivable, compares to approximately 24.2% for the Company's three largest customers in 2009.

MtronPTI’s backlog may not be indicative of future revenues.

MtronPTI’s backlog comprises orders that are subject to specific production release, orders under written contracts, oral and written orders from customers with which MtronPTI has had long-standing relationships and written purchase orders from sales representatives.  MtronPTI’s customers may order components from multiple sources to ensure timely delivery when backlog is particularly long and may cancel or defer orders without significant penalty.  They may cancel orders when business is weak and inventories are excessive, a phenomenon that MtronPTI previously experienced in the most recent economic slowdown.  As a result, the Company cannot provide assurances as to the portion of backlog orders to be filled in a given year, and MtronPTI’s backlog as of any particular date may not be representative of actual revenues for any succeeding period.

We are a holding company, and therefore are dependent upon the operations of our subsidiaries to meet our obligations.

We are a holding company that transacts business through our operating subsidiaries.  Our primary assets are the shares of our operating subsidiaries.  Our ability to meet our operating requirements and to make other payments depends on the surplus and earnings of our subsidiaries and their ability to pay dividends or to advance or repay funds.  Payments of dividends and advances and repayments of inter-company debt by our subsidiaries are restricted under our existing credit facility.

MtronPTI is highly dependent on parts and materials manufactured in Japan, and the aftereffects of the Tohoku Pacific Earthquake and its impact on Japan could harm our business.

We do not have manufacturing operations in Japan, but we are highly dependent on parts and materials manufactured in Japan.  In addition, our customers may also rely on parts and materials manufactured in Japan which, if the supply of those parts were disrupted, could reduce the demand for our products as well.  Our ability to manufacture and deliver products on a timely basis may be affected both directly, with respect to delays in the manufacturing of raw material components needed for our production processes, and indirectly with respect to delivery of subsystems into which our products are incorporated.  Other impacts may include adverse changes in the pricing of raw materials and other components needed for our production process, lengthened lead times and augmented customer order patterns in the future.

MtronPTI relies upon a limited number of contract manufacturers for a significant portion of its finished products, and a disruption in those relationships could have a negative impact on our revenues.

In 2010, approximately 15.9% of our revenue was attributable to finished products that were manufactured by an independent contract manufacturer located in both Korea and China (as compared to 14.7% in 2009).  We expect this manufacturer to continue to account for a similar portion of our total revenue in 2011 and the next several years.  We do not have a written, long-term supply contract with this manufacturer.  If this manufacturer becomes unable to provide products in the quantities needed, or at acceptable prices, we would have to identify and qualify acceptable replacement manufacturers or manufacture the products internally.  Due to specific product knowledge and process capability, we could encounter difficulties in locating, qualifying and entering into arrangements with replacement manufacturers.  As a result, a reduction in the production capability or financial viability of this manufacturer, or a termination of, or significant interruption in, our relationship with this manufacturer, may adversely affect our results of operations and our financial condition.

MtronPTI’s future rate of growth and profitability are highly dependent on the development and growth of the market for communications and network equipment, which is cyclical.

In 2010, the majority of MtronPTI’s revenues was derived from sales to manufacturers of communications and network infrastructure equipment, including indirect sales through distributors and contract manufacturers.  In 2011, MtronPTI expects a significant portion of its revenues to continue to be derived from sales to these manufacturers.  Communications and network service providers have experienced periods of capacity shortage and periods of excess capacity.  In periods of excess capacity, communications systems and network operators cut their purchases of capital equipment, including equipment that incorporates MtronPTI’s products.  A slowdown in the manufacture and purchase of communications and network infrastructure equipment could substantially reduce MtronPTI’s net sales and operating results and adversely affect our financial condition.  Moreover, if the market for communications or network infrastructure equipment fails to grow as expected, MtronPTI may be unable to maintain or grow its revenue.

The multiple variables which affect the market for communications and network equipment, as well as the number of parties involved in the supply chain and manufacturing process can impact inventory levels and lead to supply chain inefficiencies.  As a result of these complexities, MtronPTI has limited visibility to accurately forecast revenue projections for the near and medium-term timeframes.

Market share of communications and network infrastructure equipment manufacturers may change over time, reducing the value of our relationships with our existing customer base.

We have developed long term relationships with our existing customers, including pricing contracts, custom designs and approved vendor status.  If these customers lose share to communications and network infrastructure equipment manufacturers with whom we do not have similar relationships, our ability to maintain revenue, margin or operating performance may be adversely affected.

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

Any transactions that we are able to identify and complete may involve a number of risks, including:

•	The diversion of our management’s attention from our existing business to integrate the operations and personnel of the acquired or combined business or joint venture;
•	Possible adverse effects on our operating results during the integration process;
•	Substantial acquisition related expenses, which would reduce our net income, if any, in future years;
•	The loss of key employees and customers as a result of changes in management; and
•	Our possible inability to achieve the intended objectives of the transaction

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

MtronPTI’s markets are highly competitive, and it may lose business to larger and better-financed competitors.

MtronPTI’s markets are highly competitive worldwide, with low transportation costs and few import barriers.  MtronPTI competes principally on the basis of product quality and reliability, availability, customer service, technological innovation, timely delivery and price.  Within the industry in which MtronPTI competes, competition has become increasingly concentrated and global in recent years.  MtronPTI’s major competitors, some of which are larger, and potential competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing and customer support capabilities.

We may determine to renew or replace our existing credit facility and may determine to raise additional capital in order to fund our operations.

Our existing credit facility is a revolving credit facility that expires on June 30, 2011.  At March 23, 2011, there was $0 of indebtedness outstanding under the credit facility.  We may choose to renew or replace such credit facility as it expires or if it otherwise becomes unavailable, and we may require additional financing in order to fund our strategic objectives.  We may be unable to renew our existing credit facility, find a replacement facility, or obtain additional financing on acceptable terms, or at all, which may result in delays in payments to vendors and in our ordinary activities to repair, replace or improve upon existing infrastructure, and may cause our customers to lose confidence in our ability to supply high-quality products in a timely manner.

Under our existing credit facility, we are required to obtain the lender’s consent for most additional debt financing, potentially making it more difficult for us to obtain such financing.

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

As a supplier to U.S. Government defense contractors, we are subject to a number of procurement regulations and other requirements and could be adversely affected by changes in regulations or any negative findings from a U.S. audit or investigation.

A number of our customers are U.S. Government contractors.  As one of their suppliers, we must comply with significant procurement regulations and other requirements. We also maintain registration under the International Traffic in Arms Regulations for all of our production facilities.  One of those production facilities must comply with additional requirements and regulations for its production processes and for selected personnel in order to maintain the security of classified information.  These requirements, although customary within these markets, increase our performance and compliance costs.  If any of these various requirements change, our costs of complying with them could increase and reduce our operating margins.

We operate in a highly regulated environment and are routinely audited and reviewed by the U.S. Government and its agencies such as the Defense Contract Audit Agency (“DCAA”) and Defense Contract Management Agency (“DCMA”). These agencies review our performance under our contracts, our cost structure and our compliance with applicable laws, regulations, and standards, as well as the adequacy of, and our compliance with, our internal control systems and policies. Systems that are subject to review include our purchasing systems, billing systems, property management and control systems, cost estimating systems, compensation systems and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspension, or prohibition from doing business as a supplier to contractors who sell products and services to the U.S. Government.  In addition, our reputation could be adversely affected if allegations of impropriety were made against us.

From time to time, we may also be subject to U.S. Government investigations relating to our operations and are expected to perform in compliance with a vast array of federal laws, including the Truth in Negotiations Act, the False Claims Act, the International Traffic in Arms Regulations promulgated under the Arms Export Control Act, and the Foreign Corrupt Practices Act. We may be subject to reductions of the value of contracts, contract modifications or termination, and the assessment of penalties and fines, which could negatively impact our results of operations and financial condition, if we are found to have violated the law or are indicted or convicted for violations of federal laws related to government security regulations, employment practices or protection of the environment, or are found not to have acted responsibly as defined by the law. Such convictions could also result in suspension or debarment from serving as a supplier to government contractors for some period of time. Such convictions or actions could have a material adverse effect on us and our operating results.

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

Communications and network infrastructure equipment manufacturers increasingly rely upon contract manufacturers, thereby diminishing our ability to sell our products directly to those equipment manufacturers.

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

MtronPTI’s customers are significantly larger than it and may exert leverage that will not be in our best interest.

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

We have office and manufacturing space in Noida, India.  Additionally, foreign revenues for 2010 and 2009 (primarily to Malaysia and China) accounted for 46.0% of our 2010 consolidated revenues and 50.4% of our 2009 consolidated revenues.  We anticipate that sales to customers located outside of the United States will continue to be a significant part of our revenues for the foreseeable future.  Our international operations and sales to customers outside of the United States subject our operating results and financial condition to certain business, economic, political, health, regulatory and other risks, including:

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

Additionally, to date, very few of our international revenue and cost obligations have been denominated in foreign currencies.  As a result, changes in the value of the United States dollar relative to foreign currencies may affect our competitiveness in foreign markets.  We do not currently engage in foreign currency hedging activities, but may do so in the future to the extent that we incur a significant amount of foreign-currency denominated liabilities.

We use estimates and assumptions in accounting for our annual performance-based cash incentive bonus plan, and if actual results vary significantly from those estimates and assumptions, our operating results in future periods could be affected.

Our determination regarding the appropriate amount to account for our annual performance-based cash incentive bonus plan is based on our use of estimates and assumptions, which involves significant judgment.  If actual results vary significantly from those estimates and assumptions, amounts accrued in reporting periods throughout the year may not be sufficient, or future periods could be adversely affected by the amounts required to adequately recognize the related expense, which could have a significant effect on the operating results in those reporting periods.

Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our profitability.

We are subject to income taxes in the United States and several foreign jurisdictions.  Significant judgment is required in determining our worldwide provision for income taxes.  In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain.  Furthermore, changes in domestic or foreign income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates assessed or changes in the taxability of certain sales or the deductibility of certain expenses, thereby affecting our income tax expense and profitability.  The final determination of any tax audits or related litigation could be materially different from our historical income tax provisions and accruals.  Additionally, changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in our overall profitability, changes in tax legislation, changes in the valuation of deferred tax assets and liabilities, the results of audits and the examination of previously filed tax returns by taxing authorities and continuing assessments of our tax exposures could impact our tax liabilities and affect our income tax expense and profitability.

Ineffective internal controls over financial reporting may harm our business in the future.

We are subject to certain of the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).  We have determined that there were material weaknesses in our controls in the past, and the controls necessary for continued compliance with Section 404 may not operate effectively at all times, resulting in a material weakness in future periods.  The identification of material weaknesses in internal control over financial reporting, if any, could indicate a lack of proper controls to generate accurate financial statements.  Further, our internal control effectiveness may be impacted if we are unable to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.

Risks Related to Our Common Stock

Our stock price has fluctuated considerably and is likely to remain volatile, in part due to the limited market for our common stock.

From January 1, 2010 through March 23, 2011, the high and low sales prices for our common stock were $34.71 and $3.29, respectively.  There is a limited public market for our common stock, and we cannot provide assurances that a more active trading market will develop.  As a result of low trading volume in our common stock, the purchase or sale of a relatively small number of shares could result in significant share price fluctuations.

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

Our officers, directors and 10% stockholders have significant voting power and may vote their shares in a manner that is not in the best interest of other stockholders.

Our officers, directors and 10% stockholders control approximately 28.6% of the voting power represented by our outstanding shares of common stock as of March 23, 2011.  If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions.  This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all of our stockholders.

Provisions in our corporate charter documents and under Delaware law could make an acquisition of the Company more difficult, which acquisition may be beneficial to stockholders.

Provisions in our certificate of incorporation and by-laws, as well as provisions of the General Corporation Law of the State of Delaware (“DGCL”), may discourage, delay or prevent a merger, acquisition or other change in control of the Company, even if such a change in control would be beneficial to our stockholders.  These provisions include the following:

•	Prohibiting our stockholders from fixing the number of directors; and

•	Establishing advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our Board of Directors (the “Board”).

Additionally, Section 203 of the DGCL prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.  We have not opted out of the restrictions under Section 203, as permitted under DGCL.

Item 1B.  Unresolved Staff Comments.

        None.

Item 2.  Properties.

The Company’s principal executive offices are located in Orlando, Florida within an MtronPTI operating facility.   MtronPTI’s operations are located in Orlando, Florida, Yankton, South Dakota, and Noida, India.  MtronPTI also has sales offices in Hong Kong and Shanghai, China.

MtronPTI owns one building in Orlando, Florida, containing approximately 71,000 square feet, on approximately seven acres of land.  MtronPTI has two separate facilities in Yankton, South Dakota, which contain approximately 44,000 square feet in the aggregate.  One of these is owned, the other leased.  The Yankton, South Dakota manufacturing facility that is owned by MtronPTI contains approximately 28,000 square feet, is situated on approximately 11 acres of land and is subject to security deeds relating to loans.  The leased facility in Yankton, South Dakota contains approximately 16,000 square feet and is subject to a lease renewable annually on September 30.   The Company leases approximately 13,000 square feet of office and manufacturing space in Noida, India, approximately 1,500 square feet of office space in Hong Kong and approximately 1,200 square feet of office space in Shanghai, China.  It is the Company’s opinion that the facilities referred to above are in good operating condition and suitable and adequate for present uses.

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

None.

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Our common stock is traded on NYSE Amex, under the symbol “LGL.” Based upon information furnished by our transfer agent, at March 23, 2011, we had approximately 668 holders of record of our common stock.  The following table sets forth the high and low sales prices for our common stock for the periods indicated as reported by NYSE Amex:

Fiscal Year 2011	High	Low
First Quarter (1)	$25.85	$12.93

Fiscal Year 2010	High	Low
First Quarter	$6.90	$3.29
Second Quarter	14.20	5.55
Third Quarter	23.79	10.19
Fourth Quarter	34.71	17.05

Fiscal Year 2009	High	Low
First Quarter	$2.28	$1.18
Second Quarter	4.50	1.70
Third Quarter	3.97	2.59
Fourth Quarter	3.75	2.30
(1)  From January 1, 2011 through March 23, 2011.

Dividend Policy

The Board has adopted a policy of not paying cash dividends.  This policy takes into account our long-term growth objectives, including our anticipated investments in organic growth, its acquisition program, and stockholders’ desire for capital appreciation of their holdings.  In addition, our credit facility limits our subsidiaries’ ability to pay dividends and under such provisions, payment of dividends, and advances and repayments of inter-company debt our subsidiaries are restricted.  Accordingly, no cash dividends have been paid since January 30, 1989, and none are expected to be paid for the foreseeable future.

Equity Compensation Plan Information

The following table provides information as of December 31, 2010 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	--	--	476,441

Equity compensation plans not approved by security holders	--	--	--
Total	--	--	476,441

(1)
Our 2001 Equity Incentive Plan was originally approved by our stockholders on May 2, 2002, and an amendment to the 2001 Equity Incentive Plan was approved by our stockholders on May 26, 2005.  600,000 shares of our common stock are authorized for issuance under the 2001 Equity Incentive Plan, as amended (the “2001 Equity Incentive Plan”).  No award may be granted under the 2001 Equity Incentive Plan after December 10, 2011, but awards previously granted may extend beyond that date.

Recent Sales of Unregistered Securities

None.

Item 6.  Selected Financial Data.

You should read the following selected consolidated financial data together with ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and our consolidated financial statements and the related notes included elsewhere in this report.

The selected consolidated statement of operations data for the years ended December 31, 2009 and 2010 and the selected consolidated balance sheet data as of December 31, 2009 and 2010 are derived from our audited consolidated financial statements included elsewhere in this report.  The selected consolidated statement of operations data for the years ended December 31, 2006, 2007 and 2008 and the selected consolidated balance sheet data as of December 31, 2006, 2007 and 2008 are derived from our audited consolidated financial statements not included in this report.  These financial statements have been prepared in accordance with U.S. generally accepted accounting principles.  Our historical results may not be indicative of the operating results to be expected in any future period.

	Year ended December 31, (a)
(in thousands, except share and per share data)
	2010	2009	2008	2007	2006
Revenues	$46,656	$31,301	$40,179	$39,536	$41,549
Operating income (loss) (b)	6,759	(2,154)	(810)	(1,805)	1,356
Income (loss) before income taxes	6,478	(2,503)	(1,155)	(2,511)	732
Benefit (provision) for income taxes	2,945	(19)	(127)	(135)	225
Net income (loss)	$9,423	$(2,522)	$(1,282)	$(2,646)	$957

Weighted average number of shares used in basic and diluted EPS calculation	2,248,180	2,200,010	2,174,173	2,158,120	2,154,702

Per common share:
Basic and diluted net income (loss) per common share	$4.19	$(1.15)	$(0.59)	$(1.18)	$0.44

	December 31, (a)
(in thousands)
	2010	2009	2008	2007	2006
Cash and cash equivalents	$4,147	$3,816	$5,325	$5,233	$4,429

Working capital	12,829	5,466	9,970	11,024	12,973

Total assets	23,725	18,568	22,652	23,142	31,343

Total long-term debt (including current portion)	669	3,289	4,057	4,454	5,127

Stockholders' equity (c)	18,696	9,010	11,332	12,642	16,742

Notes:

(a)	The data presented excludes the results of operations of Lynch Systems, Inc., as its operating assets were sold during 2007. The operations of Lynch Systems, Inc. were discontinued in 2007.

(b)
Operating income (loss) is revenues less operating expenses, which excludes investment income, interest expense, gain on sale of land and equipment, other income and taxes.  Included are asset impairment and restructuring charges and the gain on deconsolidation.

(c)	No cash dividends have been declared during the periods presented.

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

Results of Operations

2010 Compared to 2009

Consolidated Revenues and Gross Margin

In the year ended December 31, 2010, consolidated revenues increased by $15,355,000, or 49.1%, to $46,656,000, from $31,301,000 in 2009.  The increase is primarily due to increased demand from existing customers for existing products in both our Telecom and Military, Instrumentation, Space and Avionics (“MISA”) market segments.  The increased demand was driven by growth in our customers’ businesses, expanded positions with those customers, new product offerings and improvement in economic conditions.  The revenue growth also resulted from the expansion of our product portfolio through the introduction of new lines of cavity filters and of double-oven oscillators, which entered production during the first half of 2010.  Domestic revenues increased by $9,690,000 or 62.4%, to $25,212,000 and foreign revenues increased by $5,665,000, or 35.9%, to $21,444,000, as compared to 2009.  The increase in domestic revenues was primarily the result of the introduction of new products for our MISA market segment.  Foreign revenues increased primarily due to the increased use of foreign production facilities by the OEMs that are the end users of our products.  The Company continues its efforts to grow revenue by expanding into Asia through the opening of a sales and customer service office in Shanghai, China, and into additional segments of the timing and frequency equipment market, such as alternative energy management, energy exploration, military personnel protection and homeland security.

In the year ended December 31, 2010, consolidated gross margin as a percentage of revenues increased to 35.0% from 23.7% for 2009. The improvement in gross margin is primarily due to the increase in revenues compared to 2009, which increased gross margin by spreading fixed infrastructure costs over a larger revenue base, and the Company’s implementation of its plan, which was begun in 2009, to effect permanent structural cost reductions in overhead expenses.  The Company is continuing its efforts to further improve its manufacturing and supply chain efficiency.

Order Backlog

At December 31, 2010, MtronPTI’s order backlog was $10,734,000, which was a decrease of 23.1% compared to a backlog of $13,958,000 at December 31, 2009.  The decline in backlog is primarily due to a decrease in orders during the second half of 2010, which appears to be the result of reduced short-term demand in repeat orders due to excess inventory levels across the supply chain for the Telecom market segment and strong shipments from our production facilities, and a return to a normalized backlog level compared to a significantly higher backlog as of December 31, 2009, due to strong sales during the last six months of 2009 after a particularly weak period stemming from the effects of the global economic crisis.  The backlog of unfilled orders includes amounts based on signed contracts as well as other agreements we have determined are legally binding and likely to proceed.  Although backlog represents only firm orders that are considered likely to be fulfilled within the 12 months following receipt of the order, cancellations or scope adjustments may and do occur.

Backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any.  The Company expects to fill its entire 2010 backlog in 2011, but cannot provide assurances as to the portion of backlog to be fulfilled in a given year.

Operating Income

The operating income of $6,759,000 for 2010 is an improvement of $8,913,000 from the operating loss for 2009 of ($2,154,000). The increase was attributable to the execution of the Company’s plan to effect permanent structural cost reductions in overhead expenses, and variable cost and capacity improvements gained from the realignment of operations that took place during 2009.  Engineering, selling and administrative expenses as a percentage of revenue improved by 9.4 percentage points to 20.5% for 2010 as compared to 2009.  The Company expects that its continuing efforts increase revenues and to improve its manufacturing and supply chain efficiency will benefit operating margins in future periods.

Interest Expense

Interest expense was $304,000 for the year ended December 31, 2010, which was a decrease of $101,000 from $405,000 for the year ended December 31, 2009.  The decrease was primarily due to a maintaining a lower average balance outstanding on MtronPTI’s short-term credit facility with the First National Bank of Omaha (“FNBO”) during the year, as well as the repayment of the RBC Centura Bank (“RBC”) term loan on September 30, 2010.

Income Taxes

Income tax benefit (expense) provision for the years ended December 31, 2010 and 2009 was $2,945,000 and ($19,000), respectively.  The valuation allowance decreased $5,324,000 from $5,587,000 in 2009 to $263,000 at December 31, 2010.  The valuation allowance increased $1,140,000 from $4,447,000 in 2008 to $5,587,000 in 2009.  The decrease of $5,324,000 in 2010 was due to the realization of the tax benefits of net operating loss carryforwards and deductible temporary differences reversing in the current year and management’s belief that it is more likely than not that the Company will realize the benefits of its net operating loss carryforwards and tax credits in future periods.

The Company’s overall effective tax rate was (45.5%) due to the benefit of its net operating loss carryforwards and the release of the valuation allowance as of December 31, 2010.

Net Income

Net income for the year ended December 31, 2010 was $9,423,000 compared with net loss for the year ended December 31, 2009 of ($2,522,000).  This increase in net income can be primarily attributed to an 11.3 percentage point increase in gross margin, which was primarily the result of a 49.1% increase in revenues for 2010 as compared to 2009.  Net income also included a tax benefit from its historical net operating losses and tax credits of $2,945,000, which included a change in its net deferred tax benefit of $3,276,000, offset by 2010 current tax expense provision of ($331,000).  Basic and diluted net income per share for 2010 was $4.19 compared with a net loss per share of ($1.15) for 2009.

Sale of Select Assets and Liabilities of Subsidiary and Discontinued Operations

In June 2007, the Company finalized its sale of certain assets and liabilities of Lynch Systems to a third party.  The assets sold included certain accounts receivable, inventories, machinery and equipment. The Buyer also assumed certain liabilities of Lynch Systems, including accounts payable, customer deposits and accrued warranties.  The result of the sale transaction was a loss of $982,000. Lynch Systems retained certain assets including the land, buildings and some equipment used in its operations and certain accounts receivable balances. The Company intends to sell the land, buildings and remaining equipment, which are classified as held for sale. The Company recognized an impairment loss for the remaining assets of Lynch Systems as part of its operations of $20,000 in 2010 and $235,000 in 2009.

The operations of Lynch Systems were discontinued in 2007.

Liquidity and Capital Resources

The Company’s cash and cash equivalents, and investments in marketable securities at December 31, 2010 totaled $4,182,000, an increase of $339,000 compared to $3,843,000 at December 31, 2009.  Specifically, cash and cash equivalents increased by $331,000, from $3,816,000 at December 31, 2009 to $4,147,000 at December 31, 2010.

Cash provided by operating activities was $5,503,000 in 2010, compared to $637,000 in 2009.  The increase in operating cash flow of $4,866,000 was due to the increase in net income which was offset by the net increase in accounts receivable of ($1,003,000), an increase in inventory of ($599,000), a deferred tax benefit of ($3,276,000), an increase in accounts payable, accrued compensation and commissions expense and accrued expenses of ($106,000), and an impairment loss on Lynch System’s assets of $20,000 in 2010, compared to the net collection of accounts receivable of $1,704,000, an increase in accounts payable, accrued compensation and commissions expense and accrued expenses of $290,000 and $235,000 of impairment loss in 2009.

Cash used in investing activities was $767,000 during 2010 compared to $325,000 used during 2009, which was primarily driven by the Company’s investment in capital equipment and software.

Cash used in financing activities was $4,405,000 during 2010, as a result of repayments of notes payable to banks of $1,696,000 and repayments of long-term debt of $2,620,000, including retirement of the RBC term loan on September 30, 2010 and principal payments on the Company’s term loan with FNBO.  Cash used in financing activities in 2009 was $1,821,000, resulting from $1,053,000 of repayments against MtronPTI’s short-term credit facility and $768,000 of note repayments made on its outstanding long-term debt agreements.

At December 31, 2010, the Company’s consolidated working capital was $12,829,000, compared to $5,466,000 at December 31, 2009.  At December 31, 2010, the Company had consolidated current assets of $17,488,000, consolidated current liabilities of $4,659,000 and a ratio of consolidated current assets to consolidated current liabilities of 3.75 to 1.00.  At December 31, 2009, the Company had consolidated current assets of $14,355,000, consolidated current liabilities of $8,889,000 and a ratio of consolidated current assets to consolidated current liabilities of 1.61 to 1.00.  The increase in consolidated working capital is the result of an increase in the deferred tax asset of $1,295,000, an increase of $1,003,000 in accounts receivable and an increase of $599,000 in inventory, and a combined decrease in accounts payable, accrued compensation, commissions expense, and other accrued expenses of $106,000 as of December 31, 2010 compared to December 31, 2009.

Note payable to the bank decreased $1,696,000 to $0 at December 31, 2010, compared to $1,696,000 at December 31, 2009.  The decrease is primarily due to the repayment of all amounts previously outstanding under the First National Bank of Omaha (“FNBO”) Revolving Loan of $4,000,000 at December 31, 2010.  Total long-term debt (including both the current and long-term portions) was $669,000 at December 31, 2010, a decrease of $2,620,000 as compared to the balance at December 31, 2009 of $3,289,000.  The decrease is primarily due to the repayment on September 30, 2010 of the remaining $2,282,000 principal and interest due under the Company’s term loan with RBC and termination of the related loan agreement with RBC.

On October 14, 2004, MtronPTI entered into a loan agreement with FNBO, which was amended and restated on July 30, 2010 (the “FNBO Loan Agreement”).  The FNBO Loan Agreement provides for a short-term credit facility of up to $4,000,000 (the “FNBO Revolving Loan”).  The principal balance of the FNBO Revolving Loan bears interest at 30-day LIBOR plus 3.25% (but in no event below 4.25%), with interest only payments due monthly and the final payment of principal and interest due on June 30, 2011.  There is also an unused commitment fee of 0.50% per annum, payable quarterly.  At December 31, 2010, the amount outstanding under the FNBO Revolving Loan was $0, with unused borrowing capacity of $4,000,000, compared to $1,696,000 outstanding and an unused borrowing capacity of $2,304,000 at December 31, 2009.

The FNBO Loan Agreement also provides for a term loan in the original principal amount of $2,000,000 (the “FNBO Term Loan”).  At December 31, 2010, the principal balance of the FNBO Term Loan was approximately $669,000, bearing interest at 30-day LIBOR plus 2.10%, with payments of approximately $24,000 due monthly and all remaining principal and interest due January 24, 2013.

All outstanding obligations under the FNBO Loan Agreement are collateralized by a first priority security interest in all of the assets of MtronPTI (including general intangibles, but excluding real estate), and are guaranteed by the Company.

The FNBO Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, financial covenants that MtronPTI maintain: (i) tangible net worth of not less than $5,500,000, (ii) a ratio of current assets to current liabilities of not less than 1.50 to 1.00; (iii) a ratio of total liabilities to tangible net worth of not greater than 2.75 to 1.00; and (iv) a fixed charge coverage ratio of not less than 1.25 to 1.00.  The FNBO Loan Agreement also places certain limitations on MtronPTI’s ability to make certain payments to the Company, including but not limited to payments of dividends, advances and repayment of inter-company debt, interest payments on inter-company debt and management fees.  At December 31, 2010, MtronPTI was in compliance with all covenants under the FNBO Loan Agreement.

In connection with the FNBO Term Loan, MtronPTI entered into an interest rate swap agreement with FNBO from which it receives periodic payments at the LIBOR Base Rate and makes periodic payments at a fixed rate of 5.60% through the term of the FNBO Term Loan.  The Company has designated this swap as a cash flow hedge in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”).  The fair value of the interest rate swap was ($21,000) at December 31, 2010 and ($32,000) at December 31, 2009, net of any tax effect, and is included in “other accrued expenses” on the condensed consolidated balance sheets.  Any change in fair value is reflected in accumulated other comprehensive income (loss), net of any tax effect.

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

In connection with the RBC Term Loan, MtronPTI entered into a five-year interest rate swap from which it receives periodic payments at the LIBOR Base Rate and makes periodic payments at a fixed rate of 7.51% with monthly settlement and rate reset dates.  The Company designated this swap as a cash flow hedge in accordance with ASC 815.  The fair value of the interest rate swap was ($97,000) at December 31, 2009, net of any tax effect, and is included in “other accrued expenses” on the condensed consolidated balance sheets.  Any change in fair value has been reflected in accumulated other comprehensive income (loss), net of any tax effect.  This interest rate swap agreement was terminated concurrently with the repayment of the RBC Term Loan and the termination of the RBC Loan Agreement on September 30, 2010.

Debt outstanding at December 31, 2010 included $669,000 of variable rate debt at year-end weighted average interest rate of 5.60% (after considering the effect of the interest rate swap).

Aggregate principal maturities of long-term debt for each of the remaining years until maturity based upon payment terms and interest rates in effect at December 31, 2010 are as follows (in thousands):

2011	$299
2012	321
2013	49
Total	$669

On February 4, 2011, the Company completed a public offering of 350,000 shares of its common stock at $20.00 per share.  The aggregate number of shares sold reflects and includes the exercise in full by the underwriter of its over-allotment option to purchase 45,652 additional shares of the Company’s common stock.  The Company received net proceeds of approximately $6.5 million from the offering, after deducting the underwriting discounts and commissions and estimated offering expenses.  These proceeds will be used for general corporate purposes, including working capital and potential technology or company acquisitions.  The offering was made pursuant to a shelf registration statement filed with the SEC on September 23, 2010, and amended on October 25, 2010, which became effective on November 4, 2010 (Registration No. 333-169540), and a prospectus supplement, dated January 31, 2011, filed with the SEC on February 2, 2011.  ThinkEquity LLC acted as the sole underwriter with respect to the offering.

The Board has adopted a policy of not paying cash dividends.  This policy takes into account the long-term growth objectives of the Company, including its anticipated investments for organic growth, its acquisition program, and stockholders’ desire for capital appreciation of their holdings.  In addition, the Company’s credit facility places certain limitations on MtronPTI’s ability to make certain payments to the Company, including but not limited to payments of dividends, advances and repayment of inter-company debt, interest payments on inter-company debt and management fees.  No cash dividends have been paid since January 30, 1989, and none are expected to be paid for the foreseeable future.

 Critical Accounting Policies

The Company’s significant accounting policies are described in Note A to the Consolidated Financial Statements.  The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company evaluates its estimates, including those related to the carrying value of inventories, the likelihood of collecting its outstanding accounts receivable, value of stock based compensation, and the provision for income taxes.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  In the past, actual results have not been materially different from the Company’s estimates.  However, results may differ from these estimates under different assumptions or conditions.

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

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  We base our estimates on our historical collection experience, current trends, credit policy and relationship of our accounts receivable and revenues.  In determining these estimates, we examine historical write-offs of our receivables and review each customer’s account to identify any specific customer collection issues.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required.  Our failure to estimate accurately the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, and results of operations.

Inventory Valuation

Inventories are stated at the lower of cost or market value using the FIFO (first-in, first-out) method.

The Company maintains a reserve for inventory based on estimated losses that result from inventory that becomes obsolete as of period end.  In determining these estimates, the Company performs an analysis of demand and usage for each inventory item over historical time periods.  Based on that analysis, the Company reserves a percentage of the inventory amount within each time period based on historical demand and usage patterns of specific items in inventory.

Revenue Recognition

Revenues are recognized upon shipment when title passes.  Shipping costs are included in manufacturing cost of sales. The Company believes that recognizing revenue at time of shipment is appropriate because the Company’s sales policies meet the criteria in ASC Topic 605, Revenue Recognition, which are: (i) persuasive evidence that an arrangement exists; (ii) delivery has occurred; (iii) the seller’s price to the buyer is fixed and determinable; and (iv) collectibility is reasonably assured.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Accounting for Income Taxes (“ASC 740”), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  A valuation allowance is recorded for deferred tax assets whose realization is not considered more likely than not.  At December 31, 2010, a valuation allowance of $263,000 was recorded compared with a valuation allowance of $5,587,000 recorded at December 31, 2009.  As of December 31, 2010, the Company has a state net operating loss carryforward for Georgia in the amount of $263,000 that has been fully reserved based on the fact that management has no ability to generate taxable income in the State of Georgia that would allow the net operating loss carryforward to be utilized in a future period.  The decrease of $5,324,000 was due to the realization of the tax benefits of deductible temporary differences reversing in the current year and management’s belief that it is more likely than not that the Company will realize the benefits of its net operating loss carryforwards and tax credits in future periods.

The carrying value of the Company’s net deferred tax assets at December 31, 2010 and 2009 were $3,350,000 and $111,000, respectively.

The calculation of tax assets and liabilities involves dealing with uncertainties in the application of complex tax regulations in several different tax jurisdictions.  The Company evaluates the exposure associated with the various filing positions and records estimated reserves for tax positions that do not meet the “more likely than not” recognition threshold as defined by ASC 740.

Effective January 1, 2007, the Company adopted the provisions of ASC Topic 740, Accounting for Uncertainty in Income Taxes (“ASC 740”).  ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with ASC 740. ASC 740 prescribes a recognition and measurement method for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes.  Based on a review of our tax positions, the Company was not required to record a liability for unrecognized tax benefits as a result of adopting ASC 740 on January 1, 2007.  Further, there has been no change during the years ended December 31, 2010 and 2009.  Accordingly, we have not accrued any interest and penalties through December 31, 2010.

Stock-Based Compensation

The Company adopted the provisions of ASC Topic 718, Share-Based Payments (“ASC 718”), beginning January 1, 2006, using the modified prospective transition method.  ASC 718 requires the Company to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize cost over the requisite service period.  Under the modified prospective transition method, financial statements for periods prior to the date of adoption are not adjusted for the change in accounting.  However, the compensation expense is recognized for (a) all share-based payments granted after the effective date under ASC 718, and (b) all awards granted under ASC 718 to employees prior to the effective date that remain unvested on the effective date.  The Company recognizes compensation expense on fixed awards with pro rata vesting on a straight-line basis over the service period.

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

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements, which required additional disclosure of significant transfers in and out of instruments categorized as Level 1 and 2 in the Fair Value hierarchy.  This update also clarified existing disclosure requirements by defining the level of disaggregation of instruments into classes as well as additional disclosure around the valuation techniques and inputs used to measure fair value.  The guidance in this update is effective for interim and annual reporting periods beginning after December 15, 2009.  The adoption of ASC 820 did not have a material impact on the Company's consolidated financial position and results of operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

See the financial statements included at the end of this report beginning on page 41.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during our fourth quarter ended December 31, 2010, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.                          Directors and Executive Officers and Corporate Governance.

Directors

The following table sets forth information regarding the members of the Board, including their business experience for the past five years (and, in some instances, for prior years) and their specific experience, qualifications, attributes or skills that led to the conclusion that they should serves as directors.

Name	Age	Director Since	Offices and Positions Held With the Company, Business Experience and Principal Occupation For Last Five Years, and Directorships in Public Corporations and Investment Companies
Marc Gabelli	43	2004
Chairman of the Board, The LGL Group, Inc. (September 2004 to present); Managing Director and President of GGCP, Inc. (1999 to present), a private corporation that makes investments for its own account; Managing Member of Commonwealth Management Partners LLC (2008 to present), which is the managing member of Venator Global LLC, which is the general partner of Venator Merchant Fund, LP, an investment management vehicle; Director of IFIT Group, a Zurich based financial services administration firm; and Director and Managing Partner of GAMA Funds Holdings GmbH.  Mr. Gabelli’s qualifications to serve include his extensive knowledge of the Company’s business and industry due to his longstanding service on the Board, as well as his financial expertise and leadership experience as an executive of various investment firms.

Timothy Foufas	42	2007
Vice Chairman of the Board, The LGL Group, Inc. (2009 to present); Director, ICTC Group, Inc. (2010 to present), a rural local exchange carrier headquartered in Nome, ND; Managing Partner, Plato Foufas & Co. LLC (2005 to present), a financial services company; President, Levalon Properties LLC (2007 to present), a real estate property management company; Senior Vice President, Bayshore Management Co. LLC (2005 to 2006); Director of Investments, Liam Ventures Inc. (2000 to 2005), a private equity investment firm.  Mr. Foufas brings to the Board his management skills and expertise in financial, investment and real estate matters.

Patrick J. Guarino	68	2006
Vice Chairman of the Board, The LGL Group, Inc. (March 2010 to present); Managing Partner of August Properties LLC (2005 to present) a private investment company with real estate and securities holdings; Managing Partner of Independent Board Advisory Services, LLC (2002 to 2005), a corporate governance consulting firm; Retired Executive Vice President, Ultramar Diamond Shamrock Corporation (1996 to 2000), a New York Stock Exchange (“ NYSE”), Fortune 200, international petroleum refining and marketing company; Senior Vice President and General Counsel, Ultramar Corporation (1992 to 1996), a NYSE, Fortune 200, international petroleum and marketing company; Senior Vice President and General Counsel of Ultramar PLC, (1986 to 1992), a London Stock Exchange listed international, integrated oil company.  Mr. Guarino brings to the Board valuable knowledge of and fluency with legal and corporate governance matters, and the perspective of a former General Counsel of a public company.

Michael Chiu	42	2010
Technology and business consultant (June 2010 to present); President and Chief Technology Officer, Trophos Energy (September 2008 to May 2010), a venture-backed bio-energy company; Business Unit Manager, Teradyne, Inc. (May 2005 to April 2007), a semiconductor automated test equipment supplier; Various roles in marketing, product development and engineering at Teradyne Inc. (1994 to April 2007).  Dr. Chiu holds a Ph.D. in engineering and an MBA, both from the Massachusetts Institute of Technology. He brings to the Board his experience in management and operations as well as background in product development, engineering and research.

Paul Kaminski	49	2010
Chief Financial Officer, Wellspring Capital Management (December 2010 to present), a private equity firm focused on the middle market; Managing Director and Chief Financial Officer of Bruckmann, Rosser, Sherrill & Co. Management L.P. (December 1995 to present), the management company of a private equity fund based in New York, NY (December 1995 to December 2010); Founding Board Member of the Private Equity CFO Association in New York (2002 to present); Various roles within the transaction advisory services and audit practices, Coopers & Lybrand LLP (August 1984 to December 1995).  Mr. Kaminski shares with the Board his significant experience in accounting and is a certified public accountant.

Hans Wunderl	59	2010
Senior Vice President and Managing Director, Fico (February 2010 to present), a Dutch company that manufactures infrastructure equipment for the semiconductor industry ; Chief Operating Officer, The LGL Group, Inc. (February 2009 to January 2010); Chief Operating Officer, BE Semiconductor Industries N.V. (January 2004 to January 2008), a manufacturer of back-end microelectronic assembly equipment; Chief Executive Officer of Oerlikon Esec (September 2002 to December 2003), a global supplier of die and wire bonding equipment for the semiconductor industry; President – U.S. Operations, of ASM USA (August 1999 to September 2002), a supplier of semiconductor process equipment.  Mr. Wunderl shares with the Board his in-depth knowledge of the industry and experience in high technology development and marketing.

Robert S. Zuccaro	53	2010
Executive Vice President and Chief Financial Officer, GAMCO Investors, Inc. (February 2011 to present), a publicly-traded registered  investment advisor and broker dealer; Managing Director and Chief Financial Officer, Commonwealth Management Partners LLLP (April 2009 to February 2011), a private investment management company and registered CT investment advisor; Executive Vice President and Chief Accounting Officer, National Financial Partners Corporation (July 2003 to December 2008), an independent financial services distribution company ; Vice President and Chief Financial Officer, GAMCO Investors, Inc., (May 1998 to July 2003); Vice President and Treasurer, Cybex International Inc. (August 1984 to December 1997), an international manufacturer and marketer of medical, rehabilitative and fitness products ; Director of Teton Advisors, Inc. (March 2010 to present), an investment advisor to certain mutual funds ; and Director of ICTC Group, Inc. (2010 to present), a rural local exchange carrier headquartered in Nome, ND.  Mr. Zuccaro brings to the Board his significant experience in financial services, publicly-held corporations and manufacturing operations, and is a certified public accountant.

Executive Officers

The following table sets forth information regarding our executive officers, including their business experience for the past five years and prior years.

Name	Age	Officers and Positions Held With the Company, Business Experience and Principal Occupation For Last Five Years
Gregory P. Anderson	51
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

R. LaDuane Clifton	38
Chief Accounting Officer, The LGL Group, Inc. (March 2010 to present); Member of Audit Committee of Community First Credit Union of Florida (September 2008 to July 2010); Corporate Controller of The LGL Group, Inc. (August 2009 to March 2010); Chief Financial Officer of a21, Inc. (August 2008 to August 2009); Corporate Controller of a21, Inc. (March 2007 to August 2008); Auditor at KPMG LLP (August 2004 to March 2007).

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

Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that its directors, officers and holders of more than 10% of the Company's common stock complied with all applicable filing requirements during the 2010 fiscal year except as set forth below:

On April 8, 2010, R. LaDuane Clifton filed an Initial Statement of Beneficial Ownership of Securities on Form 3 in connection with his appointment as the Company’s Chief Accounting Officer on March 24, 2010.

On April 8, 2010, Hans Wunderl filed a Statement of Changes in Beneficial Ownership of Securities on Form 4 covering one transaction that occurred on March 24, 2010.

On April 20, 2010, Mario J. Gabelli filed a Statement of Changes in Beneficial Ownership of Securities on Form 4 covering one transaction that occurred on April 15, 2010.

On December 21, 2010, each of Gregory P. Anderson, R. LaDuane Clifton, Michael Chiu, Timothy Foufas, Paul D. Kaminski, Marc Gabelli, Patrick J. Guarino, Hans Wunderl and Robert S. Zuccaro filed a Statement of Changes in Beneficial Ownership of Securities covering a grant by the Company of shares of its common stock on December 15, 2010.

Code of Ethics

The Company adopted a code of ethics as part of its Business Conduct Policy, which applies to all of its employees, including its principal executive, financial and accounting officers.  The Company’s Business Conduct Policy is available at www.lglgroup.com.

Audit Committee

The Audit Committee of the Board (the “Audit Committee”) consists of Messrs. Chiu, Foufas, Guarino and Kaminski.  The Board has determined that all Audit Committee members are financially literate and independent under applicable NYSE Amex listing standards.  Mr. Kaminski serves as Chairman of the Audit Committee, and the Board has determined that he qualifies as the Audit Committee financial expert, as defined under the Exchange Act.

Item 11.                        Executive Compensation.

Summary Compensation Table

The following table sets forth information with respect to compensation earned by the named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Gregory P. Anderson(1) Chief Executive Officer	2010 2009	170,000 150,888	34,000(2) -	101,180(3) -	21,250(4) -	326,430 150,888
R. LaDuane Clifton(5) Chief Accounting Officer	2010	130,575	13,100(6)	52,101(7)	32,225(8)	228,001

(1)	Mr. Anderson has served as the Company’s Chief Executive Officer since July 2, 2009. Previously, he served as the Vice President of Operations of MtronPTI from December 2000 to June 2009.

(2)	On, July 21, 2010, the Company awarded Mr. Anderson a discretionary cash bonus of $34,000.

(3)
On July 21, 2010, the Company granted Mr. Anderson 3,178 restricted shares of the Company’s common stock under the 2001 Equity Incentive Plan with a grant date fair value of $10.44 per share.  These shares vested immediately upon the date of the grant, but are not transferable until the termination of Mr. Anderson’s employment with the Company.  On December 15, 2010, the Company granted Mr. Anderson 3,598 restricted shares of the Company’s common stock under the 2001 Equity Incentive Plan with a grant date fair value of $18.90 per share.  These shares will vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date.

(4)	Mr. Anderson received a one-time paid time-off (“PTO”) payout in the amount of $21,250.

(5)	Mr. Clifton has served as the Company’s Chief Accounting Officer since March 2010. He previously served as the Company’s Corporate Controller from August 2009 to March 2010.

(6)	On July 21, 2010, the Company awarded Mr. Clifton a discretionary cash bonus of $13,100.

(7)
On July 21, 2010, the Company granted Mr. Clifton 1,225 restricted shares of the Company’s common stock under the 2001 Equity Incentive Plan with a grant date fair value of $10.44 per share.  These shares vested immediately upon the date of the grant, but are not transferable until the termination of Mr. Clifton’s employment with the Company.  On December 15, 2010, the Company granted Mr. Clifton 2,080 restricted shares of the Company’s common stock under the 2001 Equity Incentive Plan with a grant date fair value of $18.90 per share.  These shares will vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date.

(8)
Mr. Clifton was reimbursed for costs incurred in connection with relocating to the Company’s headquarters in Orlando, Florida in the amount of $29,706.  Mr. Clifton also received a one-time payout of PTO in the amount of $2,519.

Employment Agreements

Gregory P. Anderson

Effective July 2, 2009, the Company entered into an Employment Agreement with Mr. Anderson (the “Anderson Employment Agreement”).  Pursuant to the Anderson Employment Agreement, Mr. Anderson is employed as the Company’s President and Chief Executive Officer on an “at will” basis and receives an annual base salary of $170,000.  Subject to Mr. Anderson and the Company’s meeting certain performance targets, Mr. Anderson is also eligible for (i) an annual bonus of up to 40% of his annual base salary, paid 50% in cash and 50% in restricted shares of the Company’s common stock, and (ii) a one-time cash bonus payment in recognition of his performance in 2009, in an amount determined by the Board.  Mr. Anderson did not earn the one-time cash bonus payment for 2009 performance and is no longer eligible to receive the one-time cash bonus payment for 2009.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding equity awards held by named executive officers as of December 31, 2010:

Name	Number of shares or units of stock that have not vested (#)	Grant date value of restricted stock that has not vested ($)
Gregory P. Anderson	3,598	68,000
R. LaDuane Clifton	2,080	39,300

(1)
On December 15, 2010, the Company granted Mr. Anderson 3,598 restricted shares of the Company’s common stock as a bonus payment for 2010 under the 2001 Equity Incentive Plan with a grant date fair value of $18.90.  The shares will vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date.

(2)
On December 15, 2010, the Company granted Mr. Clifton 2,080 restricted shares of the Company’s common stock as a bonus payment for 2010 under the 2001 Equity Incentive Plan with a grant date fair value of $18.90.  These shares will vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date.

DIRECTOR COMPENSATION

The following table sets forth information with respect to compensation earned by or awarded to each Director of the Company who is not a named executive officer and who served on the Board during the fiscal year ended December 31, 2010:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Marc Gabelli	1(2)	9,998	9,999
Michael Chiu(3)	9,750	9,998	19,748
Timothy Foufas	46,250	9,998	56,248
Patrick J. Guarino	49,750	9,998	59,748
Jeremiah M. Healy(5)	28,500	--	28,500
Paul Kaminski(4)	11,250	19,996	31,246
Anthony R. Pustorino(5)	28,750	--	28,750
Javier Romero(5)	18,750	--	18,750
Hans Wunderl(6)	24,250	9,998	34,248
Robert S. Zuccaro(4)	13,000(7)	9,998	22,998

(1)
On December 15, 2010, the Company’s then-current directors received 529 shares of restricted common stock as 50% of their base compensation for fiscal 2011 ($10,000), except for Mr. Kaminski, who elected to receive a grant of 1,058 shares of restricted common stock as 100% of his base compensation for fiscal 2011 ($20,000).  The number of shares granted to each director was determined by dividing the dollar amount of base compensation paid in the form of the share grant by the closing price of the Company’s common stock on the grant date.  Such shares were granted under the 2001 Equity Incentive Plan, vested immediately on the grant date, and are transferable only if a director maintains a minimum ownership level of 1,000 shares of the Company’s common stock.

(2)   Mr. Gabelli elected to reduce his annual fee for service as a director and Chairman of the Board to $1 for 2010.

(3)	Dr. Chiu was first elected to the Board on October 28, 2010.

(4)	Messrs. Kaminski and Zuccaro were first elected to the Board on October 6, 2010.

(5)	Messrs. Healy, Pustorino and Romero did not stand for re-election to the Board at the 2010 Annual Meeting held on December 15, 2010.

(6)	Mr. Wunderl was first elected to the Board on February 1, 2010.

(7)
Does not include $4,000 paid by the Company to Commonwealth Management Partners LLLP, of which Mr. Zuccaro was the Managing Director and the Chief Financial Officer, for services provided by Mr. Zuccaro during 2010 prior to his election to the Board in October 2010.

Director Compensation Arrangements

A director who is an employee of the Company is not compensated for services as a member of the Board or any committee thereof.  None of the Company’s directors is an employee of the Company.  In 2010, directors who were not employees received (i) a retainer of $5,000 ($2,500 in cash and $2,500 in restricted stock whose value was based on trading price at date of grant) per quarter; (ii) a fee of $1,000 for each meeting of the Board attended in person or telephonically that had a duration of at least one hour; and (iii) a fee of $750 for each Audit Committee, Compensation Committee, and Nominating Committee meeting attended in person or telephonically that had a duration of at least one hour.  The Audit Committee Chairman received an additional $3,000 annual cash retainer, the Nominating Committee Chairman received an additional $1,000 annual cash retainer and the Compensation Committee Chairman received an additional $2,000 annual retainer.  The Chairman of the Board was entitled to receive a $100,000 annual fee, payable in equal quarterly installments, but Mr. Gabelli elected to reduce his fees for service as a director and Chairman of the Board to $1 for 2010.

On December 15, 2009, the Company’s then-current directors, except for the Chairman of the Board, received grants of 3,165 shares of restricted common stock as 50% of their base compensation for fiscal 2010 ($10,000), and on March 24, 2010, one newly appointed director received a grant of 2,469 shares of restricted common stock under a similar arrangement, as determined based on the closing price of the Company’s common stock on the grant date.  Such shares were granted under the 2001 Equity Incentive Plan, vested ratably at the end of each quarterly period during fiscal 2010, and will not be transferable until the earliest to occur of the director’s resignation from the Board or any other termination of the director’s membership thereon, or a change of control, as defined in the 2001 Equity Incentive Plan.

Arrangements for the compensation for directors has not changed from 2010 to 2011, except that (i) Mr. Gabelli has informed the Company that he does not intend to waive or reduce his $100,000 annual fee for serving as Chairman of the Board, his annual retainer as a director or his fees for attending the Board meetings to be held during 2011, and (ii) Dr. Chiu, as Chairman of the Board’s Strategic Planning Committee, which was formed to advise and assist the Company’s management in its pursuit of certain strategic opportunities through the end of the second quarter of 2011, will receive a fee of $20,000 per quarter for his duties as Chairman of the Strategic Planning Committee.

On December 15, 2010, the Company’s then-current directors received grants of 529 shares of restricted common stock  as 50% of their base compensation for fiscal 2011 ($10,000), except for Mr. Kaminski, who elected to receive a grant of 1,058 shares of restricted common stock as 100% of his base compensation for fiscal 2011 ($20,000).  The number of shares granted to each director was determined by dividing the dollar amount of base compensation paid in the form of the share grant by the closing price of the Company’s common stock on the grant date.  Such shares were granted under the 2001 Equity Incentive Plan, vested immediately on the grant date, and are transferable only if a director maintains a minimum ownership level of 1,000 shares of the Company’s common stock.

Item 12.	Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the number of shares of our common stock beneficially owned on March 23, 2011, by:

•	Each person who is known by us to beneficially own 5% or more of our common stock;

•	Each of our directors and named executive officers; and

•	All of our directors and executive officers, as a group.

Except as otherwise set forth below, the address of each of the persons listed below is: The LGL Group, Inc., 2525 Shader Road, Orlando, FL 32804.  Unless otherwise indicated, the common stock beneficially owned by a holder includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person, and also includes shares subject to options to purchase our common stock exercisable within 60 days after March 23, 2011.  Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to their shares.

	Common Stock Beneficially Owned(1)
Name and Address of Beneficial Owner	Shares	%
5% or Greater Stockholders:

Mario J. Gabelli	344,977(2)	13.2
John V. Winfield	132,335(3)	5.1

Directors and Named Executive Officers:

Marc Gabelli	363,906(4)	13.9
Gregory P. Anderson	6,776	*
R. LaDuane Clifton	3,505	*
Timothy Foufas	12,720	*
Patrick J. Guarino	12.720	*
Michael Chiu	529	*
Paul D. Kaminski	1,058	*
Hans Wunderl	2,998	*
Robert S. Zuccaro	529	*

All executive officers and directors as a group (9 persons)	402,741	15.4

_______* Less than 1% of outstanding shares.

(1)
The applicable percentage of ownership for each beneficial owner is based on 2,617,268 of Common Stock outstanding as of March 23, 2011.  Shares of Common Stock issuable upon exercise of options, warrants or other rights beneficially owned that are exercisable within 60 days are deemed outstanding for the purpose of computing the percentage ownership of the person holding such securities and rights and all executive officers and directors as a group.

(2)
Includes (i) 238,621 shares of Common Stock owned directly by Mario J. Gabelli; (ii) 96,756 shares owned by MJG-IV Limited Partnership, of which Mr. Gabelli is the general partner and has an approximate 5% interest; and (iii) 9,600 shares owned by GGCP, Inc., of which Mr. Gabelli is the chief executive officer.  Mr. Gabelli disclaims beneficial ownership of the shares owned by MJG-IV Limited Partnership and GGCP, Inc., except to the extent of his pecuniary interest therein.  Mr. Gabelli’s business address is 401 Theodore Fremd Avenue, Rye, New York 10580-1430.  Based on information in a Statement of Changes in Beneficial Ownership on Form 4 filed by Mr. Gabelli with the SEC on October 20, 2010.

(3)
Includes (i) 124,135 shares of Common Stock owned directly by Mr. Winfield and (ii) 8,200 shares of Common Stock owned by The InterGroup Corporation, of which Mr. Winfield is President, Chief Executive Officer and Chairman of the Board.  Mr. Winfield’s business address is 10940 Wilshire Blvd., Suite 2150, Los Angeles, CA 90024.  Based solely on information contained in a Schedule 13D filed with the SEC on April 30, 2010 by Mr. Winfield and The InterGroup Corporation.

(4)
Includes (i) 13,004 shares of Common Stock owned directly by Marc Gabelli; and (ii) 350,902 shares beneficially owned by Venator Merchant Fund L.P. (“Venator Fund”) and Venator Global, LLC (“Venator Global”).  Venator Global, which is the sole general partner of Venator Fund, is deemed to have beneficial ownership of the securities owned beneficially by Venator Fund.  Mr. Gabelli is the President and owner of Venator Global.

Equity Compensation Plan Information
See Part II, Item 4, “Equity Compensation Plan Information,” for information regarding the Company’s equity compensation plans.

Item 13.                        Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons, Promoters and Certain Control Persons

Since January 1, 2010, there were no transactions that are required to be described under Item 404(a) of Regulation S-K promulgated by the SEC.  All transactions between us and any of our officers, directors, director nominees, principal stockholders or their immediate family members are to be approved by the Audit Committee, and are to be on terms no less favorable to us than we could obtain from unaffiliated third parties.  Such policy and procedures are set forth in a resolution of the Board.

Director Independence

As required under NYSE Amex rules, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by such Board of Directors.  The Board has determined that all of the Company’s directors, other than Messrs. Gabelli, Wunderl and Zuccaro, are independent within the meaning of NYSE Amex rules.

Limitation of Liability of Officers and Directors and Indemnification

As permitted by Section 102 of the DGCL, our certificate of incorporation eliminates the personal liability of our directors for a breach of their fiduciary duty as a director to the fullest extent possible under Delaware law.  Consequently, a Director will not be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director, except for liability for:

•	Any breach of the Director’s duty of loyalty to us or our stockholders;

•	Any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	Voting or assenting to unlawful stock purchases, redemptions or other distributions or payment of dividends; or

•	Any transaction from which the Director derived an improper personal benefit.

These limitations of liability do not affect the availability of equitable remedies such as injunctive relief or rescission.

Our certificate of incorporation also provides that we shall indemnify our officers, directors, employees and other agents to the fullest extent permitted under Section 145 of the DGCL.

As permitted by Section 145 of the DGCL, our by-laws provide that:

•	We shall indemnify our directors, officers, employees and other agents to the fullest extent permitted by the DGCL, subject to limited exceptions;

•
We may advance expenses to our directors, officers,  employees and agents in connection with a legal proceeding upon receipt of an undertaking from such director, officer, employee or agent to repay such amount if it is ultimately determined that they were not entitled to be indemnified by us;

•	The indemnification and advancement of expenses provided in our by-laws does not limit us from providing any other indemnification or advancement of expenses; and

•	The indemnification provided in our by-laws is not exclusive of any other rights to which those seeking indemnification may be entitled.

We have entered, and intend to continue to enter, into separate indemnification agreements with each of our directors and executive officers.  These indemnification agreements generally require us, among other things, to indemnify our directors and officers against liabilities, costs and expenses, amounts of judgments, fines, penalties or excise taxes and amounts paid in settlement of or incurred in defense of or otherwise in connection with any proceeding or action that may arise by reason of their status or service as a director or officer to the fullest extent permitted under DGCL.  Under these indemnification agreements, however, we are not required to indemnify our directors and officers unless they acted in good faith, reasonably believed their conduct was in, and not opposed, to our best interests, and, with respect to any criminal action or proceeding, had no reason to believe their conduct was unlawful.  These indemnification agreements also generally require us to advance any expenses incurred by the directors and officers as a result of any proceeding against them as to which they could be indemnified.

At present, there is no pending litigation or proceeding involving any of our Directors, Officers, employees or agents in which indemnification is sought, nor are we aware of any threatened litigation or proceeding that may result in a claim for indemnification.

We have purchased a directors and officers liability insurance policy which provides coverage to the Company and any past, present and future duly elected or appointed director or officer for wrongful acts in managing the operations of the Company.  Coverage applies to any actual or alleged act, error, omission, breach of duty or neglect in his/her capacity as a director and/or officer of the Company.  The purpose of the policy is to protect the personal assets of the directors and officers as well as the assets of the Company from exposure to litigation from creditors, vendors, customers, competitors, regulators, employees and stockholders.

Item 14.                        Principal Accountant Fees and Services.

Fees Billed During Fiscal 2010 and 2009

Audit Fees

The aggregate audit fees billed for the fiscal years ended December 31, 2010 and 2009 by J.H. Cohn LLP, the Company’s independent registered public accounting firm, totaled $296,000 and $297,000, respectively.  Audit fees include services relating to auditing the Company’s annual financial statements, reviewing the Company’s financial statements included in the Company’s quarterly reports on Form 10-Q, comfort letter procedures related to certain financing arrangements, and the review of registration statements.

Audit-Related Fees

J.H. Cohn LLP did not render any audit-related services during 2010 or 2009.

Tax Fees

J.H. Cohn LLP did not render any tax services during 2010 or 2009.

All Other Fees

J.H. Cohn LLP did not render any other services during 2010 or 2009.

Pre-Approval Policies and Procedures

The Audit Committee policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm are reflected in the Audit Committee Charter.  The Audit Committee Charter provides that the Audit Committee shall pre-approve all audit and non-audit services provided by the independent registered public accounting firm and shall not engage the independent registered public accounting firm to perform the specific non-audit services proscribed by law or regulation.  The Audit Committee may delegate pre-approval authority to a member of the Audit Committee.  The decisions of any Audit Committee member to whom pre-approval authority is delegated must be presented to the full Audit Committee at its next scheduled meeting.

If any services other than audit services are rendered by our independent registered public accounting firm, the Audit Committee determines whether such services are compatible with maintaining our independent registered public accounting firm’s independence.

All services performed by our independent registered public accounting firm were pre-approved by the Audit Committee.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

 (a)           List of documents filed as part of this report:

1.           Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets -- December 31, 2010 and 2009
Consolidated Statements of Operations -- Years ended December 31, 2010 and 2009
Consolidated Statements of Stockholders’ Equity -- Years ended December 31, 2010 and 2009
Consolidated Statements of Cash Flows -- Years ended December 31, 2010 and 2009
Notes to Consolidated Financial Statements

2.           Financial Statement Schedules:

None.

3.           Exhibit Index

The following is a list of exhibits filed as part of this Form 10-K:

Exhibit No.	Description

3.1	Certificate of Incorporation of The LGL Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 31, 2007).

3.2	The LGL Group, Inc. By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 31, 2007).

10.1	The LGL Group, Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the period ended December 31, 1995).

10.2	The LGL Group, Inc. 2001 Equity Incentive Plan adopted December 10, 2001 (incorporated by reference to Exhibit 4 to the Company’s Form S-8 Registration Statement filed on December 29, 2005.

10.3
Amended and Restated Loan Agreement, dated as of June 30, 2010, by and among M-tron Industries, Inc., Piezo Technology, Inc. and First National Bank of Omaha (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 30, 2010).

10.4
First Amendment to Amended and Restated Loan Agreement by and among M-tron Industries, Inc., Piezo Technology, Inc. and First National Bank of Omaha, dated as of June 30, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 5, 2010).

10.5
Form of Amended and Restated Term Note made by  M-tron Industries, Inc. and Piezo Technology, Inc. for the benefit of  First National Bank of Omaha (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 16, 2009).

10.6
Form of  First Amended and Restated Revolving Note made by M-tron Industries, Inc. and Piezo Technology, Inc. for the benefit of First National Bank of Omaha (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 5, 2010).

10.7
Unconditional Guaranty, dated as of August 18, 2009, made by The LGL Group, Inc. for the benefit of First National Bank of Omaha (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated August 25, 2009).

10.8
Employment Agreement, dated as of June 29, 2009, by and between The LGL Group, Inc. and Greg Anderson (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 8, 2009).

10.9	Form of Indemnification Agreement by and between The LGL Group, Inc. and its executive officers and directors.*

10.10	Form of Restricted Stock Agreement by and between The LGL Group, Inc. and each of its directors.*

10.11	Form of Restricted Stock Agreement by and between The LGL Group, Inc. and each of its executive officers.*

21.1	Subsidiaries of The LGL Group, Inc.*

23.1	Consent of Independent Registered Public Accounting Firm – J.H. Cohn LLP.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

THE LGL GROUP, INC.

March 23, 2011	By:	/s/ Gregory P. Anderson
Gregory P. Anderson
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	CAPACITY	DATE

/s/ Gregory P. Anderson	President and Chief Executive Officer	March 23, 2011
GREGORY P. ANDERSON	(Principal Executive Officer)
/s/ R. LaDuane Clifton	Chief Accounting Officer	March 23, 2011
R. LADUANE CLIFTON	(Principal Financial and Accounting Officer)
/s/ Marc J. Gabelli	Chairman of the Board of Directors	March 23, 2011
MARC J. GABELLI	(Non-Executive)
/s/ Timothy Foufas	Director	March 23, 2011
TIMOTHY FOUFAS
/s/ Patrick J. Guarino	Director	March 23, 2011
PATRICK J. GUARINO
/s/ Michael Chiu	Director	March 23, 2011
MICHAEL CHIU
/s/ Paul Kaminski	Director	March 23, 2011
PAUL KAMINSKI
/s/ Hans Wunderl	Director	March 23, 2011
HANS WUNDERL
/s/ Robert S. Zuccaro	Director	March 23, 2011
ROBERT S. ZUCCARO

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
The LGL Group, Inc.

We have audited the accompanying consolidated balance sheets of The LGL Group, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The LGL Group, Inc. and Subsidiaries as of December 31, 2010 and 2009, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

Roseland, New Jersey
March 23, 2011

THE LGL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands)

	December 31,
ASSETS	2010	2009
Current Assets:
Cash and cash equivalents (Note A)	$4,147	$3,816
Accounts receivable, less allowances of $161 and $259, respectively (Note A)	5,782	4,779
Inventories (Note B)	5,947	5,348
Deferred income taxes (Notes A and F)	1,295	--
Prepaid expenses and other current assets	317	412
Total Current Assets	17,488	14,355
Property, Plant and Equipment (Note A)
Land	668	670
Buildings and improvements	5,000	4,856
Machinery and equipment	13,918	13,312
Gross property, plant and equipment	19,586	18,838
Less: accumulated depreciation	(15,758)	(15,113)
Net property, plant, and equipment	3,828	3,725
Deferred income taxes, net (Notes A and F)	2,055	111
Other assets, net	354	377
Total Assets	$23,725	$18,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Note payable to bank (Note C)	$--	$1,696
Accounts payable	2,033	2,333
Accrued compensation and commissions expense	1,302	1,220
Other accrued expenses	1,025	1,020
Current maturities of long-term debt (Note C)	299	2,620
Total Current Liabilities	4,659	8,889
Long-term debt (Note C)	370	669
Total Liabilities	5,029	9,558

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.01 par value - 10,000,000 shares authorized; 2,267,260 and 2,227,684 shares issued and outstanding for 2010 and 2009, respectively	22	22
Additional paid-in capital	20,893	20,708
Accumulated deficit	(2,181)	(11,604)
Accumulated other comprehensive loss (Note G)	(38)	(116)
Total Stockholders' Equity	18,696	9,010
Total Liabilities and Stockholders' Equity	$23,725	$18,568

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2010	2009
REVENUES	$46,656	$31,301
Costs and expenses:
Manufacturing cost of sales	30,306	23,876
Engineering, selling and administrative	9,571	9,344
Impairment loss on Lynch Systems’ assets	20	235
OPERATING INCOME (LOSS)	6,759	(2,154)
Other income (expense):
Interest expense	(304)	(405)
Other income, net	23	56
Total Other Income (Expense)	(281)	(349)
INCOME (LOSS) BEFORE INCOME TAXES	6,478	(2,503)
Income tax benefit (provision) (Note F)	2,945	(19)

NET INCOME (LOSS)	$9,423	$(2,522)

Weighted average number of shares used in basic and diluted EPS calculation	2,248,180	2,200,010
BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE (Note A)	$4.19	$(1.15)

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars In Thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2008	2,183,236	$22	$20,728	$(9,082)	$(235)	$(101)	$11,332
Comprehensive loss:
Net loss for year	--	--	--	(2,522)	--	--	(2,522)
Other comprehensive loss	--	--	--	--	119	--	119
Comprehensive loss							(2,403)
Stock-based compensation	39,174	--	81	--	--	--	81
Issuance of treasury shares for vested restricted stock	5,274	--	(101)	--	--	101	--
Balance at December 31, 2009	2,227,684	22	20,708	(11,604)	(116)	--	9,010
Comprehensive income:
Net income for year	--	--	--	9,423	--	--	9,423
Other comprehensive income	--	--	--	--	78	--	78
Comprehensive income							9,501
Stock-based compensation	39,576	--	185	--	--	--	185
Balance at December 31, 2010	2,267,260	$22	$20,893	$(2,181)	$(38)	$--	$18,696

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended December 31,
	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$9,423	$(2,522)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment loss on Lynch Systems’ assets	20	235
Depreciation	645	878
Amortization of finite-lived intangible assets and other assets	112	60
Stock-based compensation	185	81
Deferred income tax benefit	(3,276)	--
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	(1,003)	1,704
Decrease (increase) in inventories	(599)	60
Decrease (increase) in other current assets	102	(149)
Increase (decrease) in trade accounts payable, accrued compensation and commissions expense and other accrued liabilities	(106)	290
Net cash provided by operating activities	5,503	637

INVESTING ACTIVITIES
Capital expenditures	(767)	(325)
Net cash used in investing activities	(767)	(325)

FINANCING ACTIVITIES
Net repayments on note payable to bank	(1,696)	(1,053)
Deferred costs related to stock issuance	(89)	--
Repayments of long-term debt	(2,620)	(768)
Net cash used in financing activities	(4,405)	(1,821)

Increase (decrease) in cash and cash equivalents	331	(1,509)
Cash and cash equivalents at beginning of year	3,816	5,325
Cash and cash equivalents at end of year	$4,147	$3,816

Supplemental Disclosure:
Cash paid for interest	$318	$399
Cash paid for income taxes	$78	$22
Non-cash Financing Activity:
Issuance of treasury shares for vested restricted stock	$--	$101

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

As of December 31, 2010, the Subsidiaries of the Company are as follows:

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

Cash and Cash Equivalents

Cash and cash equivalents consist of highly-liquid investments with a maturity of less than three months when purchased.

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

Liabilities

To estimate the fair value of the swap liability on hedge contracts as of the measurement date, the Company obtains inputs other than quoted prices that are observable for the liability. Liabilities measured at fair value on a recurring basis are summarized below as of December 31, 2010 and 2009.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2010
Swap liability on hedge contract	$--	$21	$--	$21

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2009
Swap liability on hedge contracts	$--	$129	$--	$129

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

Depreciation expense from operations was approximately $645,000 for 2010 and $878,000 for 2009.

Inventories

Inventories are stated at the lower of cost or market value using the FIFO (first-in, first-out) method.

The Company maintains a reserve for inventory based on estimated losses that result from inventory that becomes obsolete as of period end. In determining these estimates, the Company performs an analysis on demand and usage for each inventory item over historical time periods.  Based on that analysis, the Company reserves a percentage of the inventory amount within each time period based on historical demand and usage patterns of specific items in inventory.

Intangible Assets

Intangible assets are included in “other assets” and are recorded at cost less accumulated amortization.  Amortization is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range up to 10 years.  The intangible assets consist principally of customer relationships.  The net carrying values of these intangible assets are $265,000 and $377,000 as of December 31, 2010 and 2009, respectively.

The estimated aggregate amortization expense for intangible assets, excluding goodwill, for each of the five succeeding years is as follows (in thousands):

2011	$60
2012	60
2013	60
2014	38
2015	7
Total	$225

Revenue Recognition

Revenues are recognized upon shipment at which time title passes.  Shipping costs are included in manufacturing cost of sales. The Company believes that recognizing revenue at time of shipment is appropriate because the Company’s sales policies meet the criteria in ASC Topic 605, which are: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred, (iii) the seller’s price to the buyer is fixed and determinable, and (iv) collectibility is reasonably assured.

Research and Development Costs

Research and development costs are charged to operations as incurred.  Such costs were $1,636,000 in 2010 compared with $2,149,000 in 2009, and are included within engineering, selling and administrative expenses.

Advertising Expense

Advertising costs are charged to operations as incurred.  Such costs were $23,000 in 2010, compared with $34,000 in 2009.

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

On December 17, 2008, the Board of Directors granted restricted shares to eight of its members at 5,555 shares each.  All of these shares vested ratably over 2009 at the end of each respective quarter.  Compensation expense of $80,000 was recognized during 2009.

On December 15, 2009, the Board of Directors granted restricted shares to eight of its members at 3,165 shares each.  On March 24, 2010, the Board of Directors granted 2,469 restricted shares to one newly appointed director.  All of these shares vested ratably over 2010 at the end of each respective quarter.  Compensation expense of $60,000 was recognized during 2010.

On July 21, 2010, the Board of Directors granted a total of 4,403 shares restricted common stock to members of senior management.  All of these shares vested immediately upon the date of grant, but are not transferable until the termination of the holder’s employment with the Company. Compensation expense of $45,000 was recognized during 2010.

On December 15, 2010, the Board of Directors granted restricted shares to seven of its members at 529 shares each as a portion of their base director compensation for fiscal 2011, and granted 1,058 restricted shares to one of its members because he elected to receive all of his base director compensation for fiscal 2011 in the form of restricted shares.  These shares vested immediately on the grant date, and the entire expense amount of $80,000 was recognized in 2010.

Also on December 15, 2010, the Board of Directors granted restricted shares to fourteen employees of the Company.  These shares vest as follows: 30% on the first anniversary of the grant date; an additional 30 % on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date.  The unrecognized amount of restricted shares granted but not vested was $239,000 as of December 31, 2010.

The following table summarizes information about restricted stock grants outstanding and exercisable at December 31, 2010 and 2009 as well as activity during the years then ended:

	Number of Stock Grants	Weighted Average Grant Date Fair Value per Share	Weighted Average Years Remaining
Outstanding non vested at December 31, 2008	44,440	$1.80	1.0
Granted during 2009	25,320	3.16	1.0
Vested during 2009	(44,448)	3.00	--
Forfeited or expired during 2009	(9,495)	--	--
Outstanding non vested at December 31, 2009	15,817	3.16	1.0
Granted during 2010	23,759	15.79	3.0
Vested during 2010	(26,929)	14.30	--
Forfeited or expired during 2010	--	--	--
Outstanding non vested at December 31, 2010	12,647	$18.90	3.0

Restricted stock awards are granted at a value equal to the market price of our common stock on the date of the grant.

Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, Earnings Per Share.  Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share adjusts basic earnings per share for the effects of stock options, restricted stock, and other potentially dilutive financial instruments, only in the periods in which the effects are dilutive.

The following securities have been excluded from the diluted earnings (loss) per share computation because the impact of the assumed exercise of stock options would have been anti-dilutive since the options exercise price exceeded the market price through the date of expiration:

	2010	2009
Options to purchase common stock	--	20,000
Totals	--	20,000

Income Taxes

The Company is subject to U.S. federal, various state and international income taxes. The statute of limitations for assessment by the Internal Revenue Service (“IRS”) and state tax authorities is open for tax years ended December 31, 2007, 2008 and 2009, although carryforward attributes that were generated prior to tax year 2007, including net operating loss carryforwards and tax credits, may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period.  The Company is generally subject to examinations by foreign tax authorities from 2004 to present.

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. As of December 31, 2010, deferred tax assets, net of deferred tax liabilities and valuation allowance, were $3,350,000. At December 31, 2009, deferred tax assets, net of deferred tax liabilities and valuation allowance, were $111,000. The majority of the Company’s net operating loss carryforwards begin to expire in 2027 and thereafter. The Company has research and development credit carry-forwards that can be used to reduce future income tax liabilities and expire principally between 2020 and 2030.  In addition, the Company has foreign tax credit carry-forwards that are available to reduce future U.S. income tax liabilities subject to certain limitations.  These foreign tax credit carry-forwards expire at various times through 2020.

ASC 740, Accounting for Income Taxes (“ASC 740”), requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent that the Company believes that the probability of not realizing a portion of those assets is “more likely than not.”  Management considers many factors when assessing the likelihood of future realization of the Company’s deferred tax assets, including recent cumulative earnings experience and expectations of future taxable income by taxing jurisdiction, the carry-forward periods available to the Company for tax reporting purposes, and other relevant factors.

Effective January 1, 2007, the Company adopted the provisions of ASC Topic 740, Accounting for Uncertainty in Income Taxes.  ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. The standard prescribes a recognition and measurement method for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes.

Based on a review of the Company’s tax positions, the Company was not required to record a liability for unrecognized tax benefits as a result of adopting ASC 740 on January 1, 2007.  Further, there has been no change during the years ended December 31, 2010 and 2009.  Accordingly, the Company has not accrued any interest and penalties through December 31, 2010.

Concentration Risk

In 2010, two separate electronics contract manufacturing companies accounted for approximately $10,255,000 of revenue, or 22.0% of the Company’s total revenues, compared to approximately 16.3% for the Company’s two largest customers in 2009.  Two customers accounted for more than 10.0% of 2010 revenues and no customers accounted for more than 10% of 2009 revenues.  Revenues from the Company’s ten largest customers accounted for approximately 65.3% of revenues in 2010, compared to approximately 57.4% of revenues from operations for 2009.  Three customers accounted for more than 10.0% of 2010 accounts receivable and no customers accounted for more than 10.0% of 2009 accounts receivable.  At December 31, 2010, the three largest customers accounted for approximately $2,144,000 of accounts receivable, or 36.2% of the Company's accounts receivable, compares to approximately 24.2% for the Company's three largest customers in 2009.

In 2010, approximately 17.5% of the Company’s revenue was attributable to finished products that were manufactured by an independent contract manufacturer located in both Korea and China, compared to 10.9% for 2009.

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

Financial Instruments

Cash and cash equivalents, trade accounts receivable, short-term borrowings, and trade accounts payable are carried at cost, which approximates fair value due to the short-term maturity of these instruments.  The carrying amount of the Company’s borrowings under its revolving line of credit approximates fair value, as the obligation bears interest at a floating rate.  The fair value of long-term debt approximates cost based on borrowing rates for similar instruments.

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

The Company has also entered into an interest rate swap in relation to one of its long-term debt agreements for which it has accounted for as a cash flow hedge (see Note C).

Foreign Currency Translation

The assets and liabilities of international operations are re-measured at the exchange rates in effect at the balance sheet date for monetary assets and liabilities and at historical rates for non-monetary assets and liabilities, with the related re-measurement gains or losses reported within the Consolidated Statement of Operations. The results of international operations are re-measured at the monthly average exchange rates. The Company’s foreign subsidiaries and respective operations’ functional currency is the U.S. dollar.  The Company has determined this based upon the majority of transactions with customers as well as inter-company transactions and parental support being based in U.S. dollars.  The Company has recognized a re-measurement gain of $3,000 in 2010 and a re-measurement gain of $42,000 in 2009, which is included within other income, net in the consolidated statements of operations.

Guarantees

At December 31, 2009, the Company guaranteed (unsecured) the RBC loan of MtronPTI.  On September 30, 2010, the Company repaid the remaining $2,282,000 of principal and interest due under the RBC Term Loan and terminated the RBC Loan Agreement.  The Company has also guaranteed (unsecured) all outstanding obligations to the First National Bank of Omaha.  As of December 31, 2010, the total outstanding obligations were $669,000.

There are no other financial, performance, indirect guarantees or indemnification agreements.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements, which required additional disclosure of significant transfers in and out of instruments categorized as Level 1 and 2 in the Fair Value hierarchy.  This update also clarified existing disclosure requirements by defining the level of disaggregation of instruments into classes as well as additional disclosure around the valuation techniques and inputs used to measure fair value.  The guidance in this update is effective for interim and annual reporting periods beginning after December 15, 2009.  The adoption of ASC 820 did not have a material impact on the Company's consolidated financial position and results of operations.

B.      Inventories

The Company reduces the value of its inventories to market value when the market value is believed to be less than the cost of the item.

	December 31,
	2010	2009
	(in thousands)
Raw materials	$2,685	$2,738
Work in process	1,663	1,486
Finished goods	1,599	1,124
Total Inventories	$5,947	$5,348

C.	Note Payable to Banks and Long-Term Debt

Note payable to banks and long-term debt is comprised of:

	December 31,
	2010	2009
	(in thousands)
Notes Payable:
MtronPTI revolving loan (First National Bank of Omaha (“FNBO”)) at 30-day LIBOR plus 3.25%, (4.25% at December 31, 2010), due June 30, 2011	$--	$1,696

Long-Term Debt:
RBC Centura Bank (“RBC”) term loan retired on September 30, 2010	$--	$2,341
MtronPTI term loan (FNBO) due January 24, 2013. The note bears interest at 30-day LIBOR plus 2.10%. Interest rate swap converts loan to a fixed rate, at 5.60% at December 31, 2010	669	948
	669	3,289
Current maturities	299	2,620
Long-Term Debt	$370	$669

On October 14, 2004, MtronPTI entered into a loan agreement with First National Bank of Omaha (“FNBO”), which was amended and restated on July 30, 2010 (the “FNBO Loan Agreement”).  The FNBO Loan Agreement provides for a short-term credit facility of up to $4,000,000 as of December 31, 2010 (the “FNBO Revolving Loan”).  The principal balance of the FNBO Revolving Loan bears interest at 30-day LIBOR plus 3.25% (but in no event below 4.25%), with interest only payments due monthly and the final payment of principal and interest due on June 30, 2011.  There is also an unused commitment fee of 0.50% per annum, payable quarterly.  At December 31, 2010, the amount outstanding under the FNBO Revolving Loan was $0, with unused borrowing capacity of $4,000,000, compared to $1,696,000 outstanding and an unused borrowing capacity of $2,304,000 at December 31, 2009.

The FNBO Loan Agreement also provides for a term loan in the original principal amount of $2,000,000 (the “FNBO Term Loan”).  At December 31, 2010, the principal balance of the FNBO Term Loan was $669,000, bearing interest at 30-day LIBOR plus 2.10%, with payments of approximately $24,000 due monthly and all remaining principal and interest due January 24, 2013.

All outstanding obligations under the FNBO Loan Agreement are collateralized by a first priority security interest in all of the assets of MtronPTI except real estate, and are guaranteed by the Company.

The FNBO Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, financial covenants that MtronPTI maintain: (i) tangible net worth of not less than $5,500,000, (ii) a ratio of current assets to current liabilities of not less than 1.50 to 1.00; (iii) a ratio of total liabilities to tangible net worth of not greater than 2.75 to 1.00; and (iv) a fixed charge coverage ratio of not less than 1.25 to 1.00.  The FNBO Loan Agreement also places certain limitations on MtronPTI’s ability to make certain payments to the Company, including but not limited to payments of dividends, advances and repayment for inter-company debt, interest payments on inter-company debt and management fees.  At December 31, 2010, MtronPTI was in compliance with all covenants under the FNBO Loan Agreement.

In connection with the FNBO Term Loan, MtronPTI entered into an interest rate swap agreement with FNBO from which it receives periodic payments at the LIBOR Base Rate and makes periodic payments at a fixed rate of 5.60% through the term of the FNBO Term Loan.  The Company has designated this swap as a cash flow hedge in accordance with Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”).  The fair value of the interest rate swap was ($21,000) at December 31, 2010 and ($32,000) at December 31, 2009, net of any tax effect, and is included in “other accrued expenses” on the consolidated balance sheets.  Any change in fair value is reflected in accumulated other comprehensive loss, net of any tax effect.

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

Debt outstanding at December 31, 2010 included $669,000 of variable rate debt at year-end weighted average interest rate of 5.60% (after considering the effect of the interest rate swap).

Aggregate principal maturities of long-term debt for each of the remaining years until maturity based upon payment terms and interest rates in effect at December 31, 2010 are as follows (in thousands):

2011	$299
2012	321
2013	49
Total	$669

D.	Related Party Transactions

At December 31, 2010, the Company had $4,147,000 of cash and cash equivalents compared with $3,816,000 at December 31, 2009.  Of this amount, $949,000 at December 31, 2010 compared with $948,000 at December 31, 2009, is invested in United States Treasury money market funds for which an entity controlled by a 10% stockholder of the Company, and for which a director serves as Executive Vice President and Chief Financial Officer, serves as the investment manager.  The fund transactions in 2010 and 2009, including purchases or sales of investment positions, are directed at the discretion of Company management and carried out on an arm’s length bases with the related party.

E.	Stock Option Plans

On May 26, 2005, the Company’s shareholders approved amendments to the 2001 Equity Incentive Plan to increase the total number of shares of the Company’s common stock available for issuance from 300,000 to 600,000 shares and to add provisions that require terms and conditions of awards to comply with section 409A of the Internal Revenue Code of 1986.  Also on May 26, 2005, the Company granted options to purchase 120,000 shares of Company common stock to certain employees and directors of the Company at $13.17 per share.  These options were fully vested in 2005, were anti-dilutive, and expired on of May 25, 2010.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2010 and 2009 as well as activity during the years then ended:

	Number of Stock Options	Weighted Average Exercise price	Weighted Average Years Remaining
Outstanding at December 31, 2008	200,000	$17.07	0.8
Granted during 2009	--	--	--
Exercised during 2009	--	--	--
Forfeited or expired during 2009	(180,000)	17.50	--
Outstanding at December 31, 2009	20,000	13.17	0.4
Granted during 2010	--	--	--
Exercised during 2010	--	--	--
Forfeited or expired during 2010	(20,000)	13.17	--
Outstanding at December 31, 2010	--	$--	--
Exercisable at December 31, 2010	--	$--	--
Vested at December 31, 2010	--	$--	--

Equity Compensation Plan Information

The 2001 Equity Compensation Plan had 476,441 shares remaining available for future issuance at December 31, 2010.

F. Income Taxes

The Company files consolidated federal income tax returns, which includes all U.S. subsidiaries.

The Company has a total Federal net operating loss (“NOL”) carry-forward of $3,929,000 as of December 31, 2010.  This NOL expires through 2030 if not utilized prior to that date. The Company has a total State NOL carry-forward of $11,017,000 as of December 31, 2010.  This NOL expires through 2030 if not utilized prior to that date.  The Company has research and development credit carry-forwards of approximately $1,046,000 at December 31, 2010, that can be used to reduce future income tax liabilities and expire principally between 2020 and 2030.  In addition, the Company has foreign tax credit carry-forwards of approximately $359,000 at December 31, 2010, that are available to reduce future U.S. income tax liabilities subject to certain limitations.  These foreign tax credit carry-forwards expire at various times through 2020.

Deferred income taxes for 2010 and 2009 were provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.  Tax effects of temporary differences and carry-forwards at December 31, 2010 and 2009 are as follows:

	December 31, 2010		December 31, 2009
	Deferred Tax		Deferred Tax
	Asset	Liability	Asset	Liability
	(in thousands)
Inventory reserve	$945	$--	$1,357	$--
Fixed assets	--	151	--	192
Other reserves and accruals	350	--	532	--
Undistributed foreign earnings	--	723	--	549
Other	--	81	--	104
Tax credit carry-forwards	1,516	--	1,450	--
Federal tax loss carry-forwards	1,335	--	2,827	--
State tax loss carry-forwards	422	--	377	--
Total deferred income taxes	4,568	$955	6,543	$845
Valuation allowance	(263)		(5,587)
Net deferred tax assets	$4,305		$956

At December 31, 2010, the net deferred tax assets of $3,350,000 presented in the Company’s balance sheet comprises deferred tax assets of $4,568,000, offset by deferred tax liabilities of $955,000.  At December 31, 2009, the net deferred tax assets of $111,000 presented in the Company’s balance sheet comprises deferred tax assets of $956,000, offset by deferred tax liabilities of $845,000.  The carrying value of the Company’s net deferred tax assets at December 31, 2009 of $111,000 is equal to the amount of the Company’s carry-forward alternative minimum tax (“AMT”) at that date.  These AMT credits do not expire.

The (benefit) provision for income taxes is summarized as follows:

	2010	2009
	(in thousands)
Current:
Federal	$--	$(16
State and local	65	--
Foreign	266	35
Total Current	331	19

Deferred:
Federal	(2,960)	--
State and local	(316)	--
Total Deferred	(3,276)	--
	$(2,945)	$19

A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes:

	2010	2009
	(in thousands)

Tax (benefit) provision at expected statutory rate	$2,203	$(851)
State taxes, net of federal benefit	112	(91)
Permanent differences	4	8
Credits	(73)	--
Other	133	(213)
Valuation allowance	(5,324)	1,166
(Benefit) provision for income taxes	$(2,945)	$19

The income tax (benefit) provision for the year ended December 31, 2010 and 2009 included federal, state, and foreign taxes.

Income (loss) before income taxes from domestic operations was $5,046,000 and ($2,440,000) in 2010 and 2009, respectively.  Profit and (loss) before income taxes from foreign operations was $1,432,000 and ($63,000) in 2010 and 2009, respectively.  At December 31, 2010, U.S. income taxes have been provided on approximately $3,390,000 of earnings of the Company’s foreign subsidiaries, because these earnings are not considered to be indefinitely reinvested.  As of December 31, 2010, earnings of non-U.S. subsidiaries considered to be indefinitely reinvested totaled $473,000.  No provision for U.S. income taxes has been provided thereon.  Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. taxes, reduced by any foreign tax credits available.  It is not practicable to estimate the amount of additional tax that might be payable on this undistributed foreign income.

The valuation allowance decreased $5,324,000 from $5,587,000 in 2009 to $263,000 at December 31, 2010. As of December 31, 2010, the Company has a state net operating loss carryforward for Georgia in the amount of $263,000 that has been fully reserved based on the fact that management has no ability to generate taxable income in the State of Georgia that would allow the net operating loss carryforward to be utilized in a future period.  The valuation allowance increased $1,140,000 from $4,447,000 in 2008 to $5,587,000 in 2009.

The Company will recognize any interest and penalties related to unrecognized tax positions in income tax expense.  At the date of adoption of ASC 740, the Company did not have a liability for unrecognized tax positions.  In addition, the Company did not record any increases or decreases to its liability for unrecognized tax positions during the year ended December 31, 2010.  Accordingly, the Company has not accrued for any interest and penalties as of December 31, 2010.  The Company does not anticipate any change in its liability for unrecognized tax positions over the next fiscal year.

The Company files income tax returns in the U.S. Federal, various state and Hong Kong and India jurisdictions. The statute of limitations for assessment by the Internal Revenue Service (“IRS”) and state tax authorities is open for tax years ended December 31, 2007, 2008 and 2009, although carryforward attributes that were generated prior to tax year 2007, including net operating loss carryforwards and tax credits, may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period.  The Company is generally subject to examinations by foreign tax authorities from 2004 to the present.

G. Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes the changes in fair value of investments classified as available-for-sale and the changes in fair values of derivatives designated as cash flow hedges.

For the year ended December 31, 2010, total comprehensive income was $9,501,000, comprised of other comprehensive income of $78,000, plus net income of $9,423,000.  Other comprehensive income included $8,000 included in other income from the unrealized increase in the market value of marketable securities (included in other current assets), $107,000 from the change in the fair value of the interest rate swaps and ($37,000) for the tax effect of the changes in comprehensive income.

For the year ended December 31, 2009, total comprehensive loss was ($2,403,000), comprised of other comprehensive income of $119,000, less net loss of ($2,522,000).  Other comprehensive income included $13,000 included in other income from the unrealized increase in the market value of marketable securities (included in other current assets) and $106,000 from the change in the fair value of the interest rate swaps.

The change in accumulated other comprehensive loss, net of related tax benefit, at December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
	(in thousands)
Balance beginning of year	$(116)	$(235)
Deferred gain on swap liability on hedge contracts	107	106
Unrealized gain on available-for-sale securities	8	13
Other comprehensive income (tax effect)	(37)	--
Balance end of year	$(38)	$(116)

The components of accumulated other comprehensive loss, net of related taxes at December 31, 2010 and 2009, are as follows:

	December 31,
	2010	2009
	(in thousands)
Deferred loss on swap liability on hedge contracts	$(21)	$(129)
Unrealized gain on available-for-sale securities	20	13
Other comprehensive income (tax effect)	(37)	--
Accumulated other comprehensive loss	$(38)	$(116)

H.           Employee Benefit Plans

The Company offers a defined contribution plan for eligible employees, but did not make any contributions in 2010 or 2009, respectively.  Under the MtronPTI defined contribution plan, the Company makes discretionary contributions up to 50% of the first 6% of eligible compensation contributed by participants.  Participants vest in employer contributions starting after their second year of service at 20% increments vesting 100% in year six.

I.           Commitments and Contingencies

In the normal course of business, the Company and its subsidiaries may become defendants in certain product liability, patent infringement, worker claims and other litigation.  The Company and its subsidiaries have no litigation pending at this time.

The Company’s wholly-owned subsidiary, Lynch Systems, Inc., whose operating assets were sold to an unrelated third party during 2007, owns certain real estate assets in Bainbridge, GA, including a building that has a known environmental liability.  There are no pending claims or litigation against the Company related to this matter, but the Company has recorded a liability for the expected cost of remediation of $81,000 as of December 31, 2010 and 2009, respectively, based on an independent estimate of the remediation costs obtained by the Company which is included in other accrued expenses on the Company’s consolidated balance sheets.

Rent Expense

Rent expense under operating leases was $213,000 and $141,000 for the years ended December 31, 2010 and 2009, respectively.  The Company leases certain property and equipment, including warehousing, and sales and distribution equipment, under operating leases that extend from one to two years.  Certain of these leases have renewal options.

J.           Segment Information

The Company has one reportable business segment from operations: frequency control devices (quartz crystals and oscillators) that represent products manufactured and sold by MtronPTI.  The Company’s foreign operations in Hong Kong and India exist under MtronPTI.

Operating income (loss) is equal to revenues less costs of sales, operating expenses, excluding investment income, interest expense, and income taxes.  Identifiable assets of each segment are the assets used by the segment in its operations excluding general corporate assets.  General corporate assets are principally cash and cash equivalents, short-term investments and certain other investments and receivables.

	Years Ended December 31,
	2010	2009
	(in thousands)
Revenues from Operations
Frequency control devices – USA	$25,212	$15,522
Frequency control devices – Foreign	21,444	15,779
Total consolidated revenues	$46,656	$31,301

Operating Income (Loss) from Operations
Frequency control devices	$8,455	$59
Unallocated corporate expense	(1,676)	(1,978)
Impairment loss on Lynch Systems’ assets	(20)	(235)
Consolidated total operating income (loss)	6,759	(2,154)
Interest expense	(304)	(405)
Other income	23	56
Other loss	(281)	(349)
Income (Loss) Before Income Taxes	$6,478	$(2,503)

Capital Expenditures
Frequency control devices	$768	$325

Total Assets
Frequency control devices	$17,928	$16,921
General corporate	5,498	1,310
Total assets from discontinued operations and Lynch Systems’ remaining assets	299	337
Consolidated total assets	$23,725	$18,568

K.           Foreign Revenues

For years ended December 31, 2010 and 2009, significant foreign revenues from operations (10% or more of foreign sales) were as follows:

	Years Ended December 31,
	2010	2009
	(in thousands)
Frequency Control Devices - Significant
Foreign Revenues:
Malaysia	$6,416	$4,415
China	6,098	3,681
Thailand	2,842	1,029
Mexico	2,194	1,510
All other foreign countries	3,894	5,144
Total foreign revenues	$21,444	$15,779

L.           Subsequent Events

On February 4, 2011, the Company completed a public offering of 350,000 shares of its common stock at  $20.00 per share.  The aggregate number of shares sold reflects and includes the exercise in full by the underwriter of its over-allotment option to purchase 45,652 additional shares of the Company’s common stock.  The Company received net proceeds of approximately $6.5 million, after deducting the underwriting discounts and commissions and estimated offering expenses.  The offering was made pursuant to a shelf registration statement filed with the SEC on September 23, 2010, and amended on October 25, 2010, which became effective on November 4, 2010 (Registration No. 333-169540), and a prospectus supplement, dated January 31, 2011, filed with the SEC on February 2, 2011.  ThinkEquity LLC acted as the sole underwriter with respect to the offering.

On March 14, 2011, the Board of Directors granted a discretionary award of options to purchase a total of 90,000 shares of the Company’s common stock to members of senior management and the Company’s Chairman of the Board.  The stock options vest over three years and have an exercise price of $22.50 per share.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of The LGL Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 31, 2007).

3.2	The LGL Group, Inc. By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 31, 2007).

10.1	The LGL Group, Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the period ended December 31, 1995).

10.2	The LGL Group, Inc. 2001 Equity Incentive Plan adopted December 10, 2001 (incorporated by reference to Exhibit 4 to the Company’s Form S-8 Registration Statement filed on December 29, 2005.

10.3
Amended and Restated Loan Agreement, dated as of June 30, 2010, by and among M-tron Industries, Inc., Piezo Technology, Inc. and First National Bank of Omaha (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 30, 2010).

10.4
First Amendment to Amended and Restated Loan Agreement by and among M-tron Industries, Inc., Piezo Technology, Inc. and First National Bank of Omaha, dated as of June 30, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 5, 2010).

10.5
Form of Amended and Restated Term Note made by M-tron Industries, Inc. and Piezo Technology, Inc. for the benefit of First National Bank of Omaha (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 16, 2009).

10.6
Form of First Amended and Restated Revolving Note made by M-tron Industries, Inc. and Piezo Technology, Inc. for the benefit of First National Bank of Omaha (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 5, 2010).

10.7
Unconditional Guaranty, dated as of August 18, 2009,  made by The LGL Group, Inc. for the benefit of First National Bank of Omaha (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated August 25, 2009).

10.8
Employment Agreement, dated as of June 29, 2009, by and between The LGL Group, Inc. and Greg Anderson (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 8, 2009).

10.9	Form of Indemnification Agreement by and between The LGL Group, Inc. and its executive officers and directors.*

10.10	Form of Restricted Stock Agreement by and between The LGL Group, Inc. and each of its directors.*

10.11	Form of Restricted Stock Agreement by and between The LGL Group, Inc. and each of its executive officers.*

21.1	Subsidiaries of The LGL Group, Inc.*

23.1	Consent of Independent Registered Public Accounting Firm – J.H. Cohn LLP.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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