Form 10-Q
period 2011-03-31
LGL GROUP INC
filed 2011-05-16
CIK 61004

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2011
Common Stock, $0.01 par value	2,617,260

INDEX

THE LGL GROUP, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets:	1

	– March 31, 2011

	– December 31, 2010

	Condensed Consolidated Statements of Operations:	3

	– Three months ended March 31, 2011 and 2010

	Condensed Consolidated Statements of Stockholders’ Equity:	4

	– Three months ended March 31, 2011

	Condensed Consolidated Statements of Cash Flows:	5

	– Three months ended March 31, 2011 and 2010

	Notes to Condensed Consolidated Financial Statements:	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	15

Item 4.	Controls and Procedures	15

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	(Removed and Reserved)	16

Item 5.	Other Information	16

Item 6.	Exhibits	17

SIGNATURES		18

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

 (In Thousands)

	March 31, 2011	December 31, 2010 (A)
ASSETS
Current Assets:
Cash and cash equivalents	$11,052	$4,147
Accounts receivable, less allowances of $148 and $161, respectively	4,801	5,782
Inventories	6,285	5,947
Deferred income taxes	1,295	1,295
Prepaid expenses and other current assets	405	317
Total Current Assets	23,838	17,488
Property, Plant and Equipment:
Land	672	668
Buildings and improvements	5,121	5,000
Machinery and equipment	14,362	13,918
Gross Property, Plant and Equipment	20,155	19,586
Less: accumulated depreciation	(15,926)	(15,758)
Net Property, Plant and Equipment	4,229	3,828
Deferred income taxes, net	1,962	2,055
Other assets	248	354
Total Assets	$30,277	$23,725

See accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED, continued

(In Thousands Except Share and Per Share Amounts)

	March 31, 2011	December 31, 2010 (A)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,402	$2,033
Accrued compensation and commissions expense	1,178	1,302
Other accrued expenses	703	1,025
Current maturities of long-term debt	305	299
Total Current Liabilities	4,588	4,659
Long-term debt	291	370
Total Liabilities	4,879	5,029

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $0.01 par value – 10,000,000 shares authorized; 2,617,260 and 2,267,260 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	26	22
Additional paid-in capital	27,327	20,893
Accumulated deficit	(1,940)	(2,181)
Accumulated other comprehensive loss	(15)	(38)
Total Stockholders’ Equity	25,398	18,696
Total Liabilities and Stockholders’ Equity	$30,277	$23,725

(A)
The Condensed Consolidated Balance Sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

 (In Thousands, Except Share and Per Share Amounts)

	Three Months Ended March 31,
	2011	2010

REVENUES	$9,020	$10,701
Cost and expenses:
Manufacturing cost of sales	6,078	7,048
Engineering, selling and administrative	2,559	2,449
Total Cost and Expenses	8,637	9,497
OPERATING INCOME	383	1,204
Other income (expense):
Interest expense	(12)	(105)
Other income (expense)	9	(5)
Total Other Expense	(3)	(110)
INCOME BEFORE INCOME TAXES	380	1,094
Income tax provision	(139)	(28)
NET INCOME	$241	$1,066

Weighted average number of shares used in basic EPS calculation	2,481,149	2,227,684
Weighted average number of shares used in diluted EPS calculation	2,481,149	2,238,931

BASIC NET INCOME PER COMMON SHARE	$0.10	$0.48
DILUTED NET INCOME PER COMMON SHARE	$0.10	$0.48

See accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — UNAUDITED

(Dollars In Thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2010	2,267,260	$22	$20,893	$(2,181)	$(38)	$--	$18,696
Comprehensive income:
Net income for period	--	--	--	241	--	--	241
Other comprehensive income	--	--	--	--	23	--	23
Comprehensive income							264
Stock-based compensation	--	--	34	--	--	--	34
Issuance of new shares for capital offering	350,000	4	6,400	--	--	--	6,404
Balance at March 31, 2011	2,617,260	$26	$27,327	$(1,940)	$(15)	$--	$25,398

See accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

(In Thousands)

	Three Months Ended March 31,
	2011	2010

OPERATING ACTIVITIES
Net income	$241	$1,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	168	153
Amortization of finite-lived intangible assets	36	36
Stock-based compensation	34	15
Deferred income tax provision	93	--
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	981	(1,154)
Increase in inventories	(338)	(1,288)
(Increase) decrease in trade accounts payable and accrued liabilities	(54)	1,125
(Increase) decrease in other assets	(18)	78
Net cash provided by operating activities	1,143	31

INVESTING ACTIVITIES
Capital expenditures	(569)	(56)
Net cash used in investing activities	(569)	(56)

FINANCING ACTIVITIES
Net borrowings on note payable to bank	--	276
Proceeds from issuance of common stock	6,562	--
Payment of expenses related to the public offering	(158)	--
Repayments of long-term debt	(73)	(90)
Net cash provided by financing activities	6,331	186

Increase in cash and cash equivalents	6,905	161
Cash and cash equivalents at beginning of period	4,147	3,816
Cash and cash equivalents at end of period	$11,052	$3,977

Supplemental Disclosure:
Cash paid for income taxes	$35	$--
Cash paid for interest	$9	$105

See accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.	Subsidiaries of the Registrant

The LGL Group, Inc. (“the Company”), formerly Lynch Corporation, incorporated in 1928 under the laws of the State of Indiana and reincorporated under the laws of the State of Delaware in 2007, is a holding company with subsidiaries engaged in the design, manufacture and sale of standard and custom engineered electronic components.

As of March 31, 2011, the subsidiaries of the Company are as follows:

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

C.	Inventories

Inventories are stated at the lower of cost or market value.  The Company reduces the value of its inventories to market value when the value is believed to be less than the cost of the item.

	March 31, 2011	December 31, 2010
	(in thousands)
Raw materials	$2,743	$2,685
Work in process	1,576	1,663
Finished goods	1,966	1,599
Total inventories	$6,285	$5,947

The inventory reserve for the period ended March 31, 2011 and December 31, 2010 was $1,492 and $1,608, respectively.

D.	Long-Term Debt

	March 31, 2011	December 31, 2010
	(in thousands)
Long-Term Debt:
MtronPTI term loan with First National Bank of Omaha (“FNBO”) due January 24, 2013. The note bears interest at 30-day LIBOR plus 2.10%. Interest rate swap converts loan to a fixed rate, at 5.60% at March 31, 2011	$596	$669

Current maturities	305	299
Total Long-Term Debt	$291	$370

On October 14, 2004, MtronPTI entered into a loan agreement with FNBO that was amended and restated on July 30, 2010 (the “FNBO Loan Agreement”).  The FNBO Loan Agreement provides for a revolving credit facility of up to $4,000,000 as of March 31, 2011 (the “FNBO Revolving Loan”).  The principal balance of the FNBO Revolving Loan bears interest at 30-day LIBOR plus 3.25% (but in no event below 4.25%), with interest only payments due monthly and the final payment of principal and interest due on June 30, 2011.  There is also an unused commitment fee of 0.50% per annum, payable quarterly.  At March 31, 2011 and December 31, 2010, the amount outstanding under the FNBO Revolving Loan was $0 and the Company had $4,000,000 of available borrowing capacity.

The FNBO Loan Agreement also provides for a term loan in the original principal amount of $2,000,000 (the “FNBO Term Loan”).  At March 31, 2011, the principal balance of the FNBO Term Loan was approximately $596,000, bearing interest at 30-day LIBOR plus 2.10%, with payments of approximately $24,000 due monthly and all remaining principal and interest due January 24, 2013.

All outstanding obligations under the FNBO Loan Agreement are collateralized by a first priority security interest in all of the assets of MtronPTI  (including general intangibles, but excluding real estate), and are guaranteed by the Company.

The FNBO Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, financial covenants that MtronPTI maintain: (i) tangible net worth of not less than $5,500,000, (ii) a ratio of current assets to current liabilities of not less than 1.50 to 1.00; (iii) a ratio of total liabilities to tangible net worth of not greater than 2.75 to 1.00; and (iv) a fixed charge coverage ratio of not less than 1.25 to 1.00.  The FNBO Loan Agreement also places certain limitations on MtronPTI’s ability to make certain payments to the Company, including but not limited to payments of dividends, advances and repayment of inter-company debt, interest payments on inter-company debt and management fees.   At March 31, 2011, MtronPTI was in compliance with all covenants under the FNBO Loan Agreement.

In connection with the FNBO Term Loan, MtronPTI entered into an interest rate swap agreement with FNBO from which it receives periodic payments at the LIBOR Base Rate and makes periodic payments at a fixed rate of 5.60% through the term of the FNBO Term Loan.  The Company has designated this swap as a cash flow hedge in accordance with Accounting Standard Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”).  The fair value of the interest rate swap was ($16,000) at March 31, 2011 and ($21,000) at December 31, 2010, net of any tax effect, and is included in “other accrued expenses” on the condensed consolidated balance sheets.  Any change in fair value is reflected in accumulated other comprehensive loss, net of any tax effect.

E.	Stock-Based Compensation

The Company estimates the fair value of stock options on the grant date using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. There is no expected dividend rate. Historical Company information was the primary basis for the expected volatility assumption. The fair value of grants in prior years was calculated using historical volatility as the Company believes that the historical volatility over the life of the option is indicative of expected volatility in the future. The risk-free interest rate is based on the U.S. Treasury zero-coupon rates with a remaining term equal to the expected term of the option. ASC 718 also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on past history of actual performance, a zero forfeiture rate has been assumed.

On March 14, 2011, the Board of Directors granted a discretionary award of options to purchase a total of 90,000 shares of the Company’s common stock to members of senior management and the Company’s Chairman of the Board. These stock options have an exercise price of $22.50 and vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date.  These stock options expire five years from the date of the grant.  Total stock compensation related expense for this grant for the three-month period ended March 31, 2011 was approximately $13,000. The unrecognized compensation expense of approximately $871,000 as of March 31, 2011 will be recognized over the vesting period.

Restricted stock awards are granted at a value equal to the market price of our common stock on the date of the grant. On December 15, 2010, the Board of Directors granted a total of 12,647 restricted shares to fourteen employees of the Company. These shares vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date. Total stock compensation related expense for this grant for the three-month period ended March 31, 2011 was approximately $21,000. The unrecognized compensation expense of approximately $218,000 as of March 31, 2011 will be recognized over the vesting period.

F.	Earnings Per Share

The Company computes earnings per share in accordance with ASC 260, Earnings Per Share (“ASC 260”). Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share adjust basic earnings per share for the effects of stock options, non-participating restricted common stock, and other potentially dilutive financial instruments, only in the periods in which the effects are dilutive. Shares of restricted stock granted to members of the Board of Directors or senior management are deemed to be participating as defined by ASC 260 and therefore are included in the computation of basic earnings per share.

For the three months ended March 31, 2011, there were options to purchase 90,000 shares of common stock that were excluded from the diluted earnings per share computation because the impact of the assumed exercise of such stock options would have been anti-dilutive, based on the fact that their exercise price exceeded the market price of the common stock as of March 31, 2011.

G.	Other Comprehensive Income

Other comprehensive income (loss) includes the changes in fair value of investments classified as available-for-sale and the changes in fair values of derivative instruments designated as cash flow hedges.

For the three months ended March 31, 2011, total comprehensive income was $264,000, comprising net income of $241,000 and change in accumulated other comprehensive loss of $23,000, compared to total comprehensive income of $1,093,000 in the three months ended March 31, 2010, comprising net income of $1,066,000 and change in accumulated other comprehensive loss of $27,000.

The change in accumulated other comprehensive loss, net of related taxes, for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Balance beginning of period	$(38)	$(116)
Deferred gain on swap liability on hedge contracts	5	27
Unrealized gain on available-for-sale securities	18	--
Balance end of period	$(15)	$(89)

The components of accumulated other comprehensive loss, net of related taxes at March 31, 2011 and December 31, 2010, are as follows:

	March 31, 2011	December 31, 2010
Accumulated Other Comprehensive Loss:	(in thousands)
Deferred loss on swap liability on hedge contracts	$(16)	$(21)
Unrealized gain on available-for-sale securities	39	20
Other comprehensive income (tax effect)	(38)	(37)
Total Accumulated Other Comprehensive Loss	$(15)	$(38)

H.	Fair Value Measurements

The Company measures financial assets and liabilities at fair value in accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”).  These measurements involve various valuation techniques and assume that the transactions would occur between market participants in the most advantageous market for the Company.  The following is a summary of valuation techniques utilized by the Company for its significant financial assets and liabilities as of March 31, 2011 and December 31, 2010:

Assets

To estimate the market value of its marketable securities, the Company obtains current market pricing from quoted market sources or uses pricing for identical securities. Assets measured at fair value on a recurring basis are summarized below.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	March 31, 2011

Equity securities	$53	$--	$--	$53
U.S. Treasury securities	$7,512	$--	$--	$7,512

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2010

Equity securities	$35	$--	$--	$35
U.S. Treasury securities	$949	$--	$--	$949

Liabilities

To estimate the fair value of the swap liability on hedge contracts as of the measurement date, the Company obtains inputs other than quoted prices that are observable for the liability. Liabilities measured at fair value on a recurring basis are summarized below.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	March 31, 2011

Interest rate swap	$--	$16	$--	$16

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2010

Interest rate swap	$--	$21	$--	$21

I.	Foreign Sales

For the three months ended March 31, 2011 and 2010, foreign revenues were derived from the following countries:

	Three Months Ended March 31,
	2011	2010
Foreign Revenues:	(in thousands)
Malaysia	$1,613	$1,545
China	1,277	1,363
Singapore	484	104
Thailand	294	644
Mexico	179	499
Korea	172	61
Canada	125	59
All other foreign countries	703	802
Total foreign revenues	$4,847	$5,077

J.	Commitments and Contingencies

In the normal course of business, the Company and its subsidiaries may become defendants in certain product liability, worker claims and other litigation.  The Company and its subsidiaries have no litigation pending at this time.

K.	Income Taxes

The effective income tax rate for the quarter ended March 31, 2011 was 36.6%, compared to an effective income tax rate of 2.6% for the quarter ended March 31, 2010. The effective income tax rate for the quarter ended March 31, 2010, was significantly lower due to the projected utilization of the Company’s net operating loss carryforwards, which were offset by the effect of the valuation allowance against those deferred tax assets, resulting in a reduction in the provision for income taxes recognized in that period. The valuation allowance against the Company’s deferred tax assets was subsequently released at December 31, 2010. Beginning in the quarter ended March 31, 2011 and going forward, it is expected that the Company will utilize the remaining deferred tax assets, which are no longer offset by a valuation allowance, resulting in a more normalized effective income tax rate.

The Company provided a provision of ($139,000) for the three months ended March 31, 2011 for foreign and state income taxes and the expected utilization of a portion of the existing Federal and State net operating loss carryforwards. The Company provided a provision of ($28,000) for foreign and state income taxes for the three months ended March 31, 2010.

L.	Related Party Transactions

At March 31, 2011, the Company had $11,052,000 of cash and cash equivalents compared with $4,147,000 at December 31, 2010.  Of this amount, $7,512,000 at March 31, 2011 compared with $949,000 at December 31, 2010, is invested in United States Treasury money market funds for which an entity controlled by a 10% stockholder of the Company, and for which a director serves as Executive Vice President and Chief Financial Officer, serves as the investment manager. The fund transactions in 2011 and 2010 are directed at the discretion of Company management and carried out by the related party.

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

Examples of forward-looking statements include, but are not limited to, statements regarding efforts to grow revenue, expectations regarding fulfillment of backlog, future benefits to operating margins and the adequacy of cash resources.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2011. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will in fact be accurate. Further, we do not undertake any obligation to publicly update any forward-looking statements. As a result, you should not place undue reliance on these forward-looking statements.

Results of Operations

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Consolidated Revenues and Gross Margin

Consolidated revenues decreased by $1,681,000, or 15.7%, to $9,020,000 for the first quarter 2011 from $10,701,000 for the comparable period in 2010.  The decrease is due primarily to a decrease in orders during the second half of 2010, which resulted from a reduction in repeat orders from our existing customers due to excess inventory levels across the supply chain for the Telecom market segment and a reduction in order activity for the Military, Instrumentation, Space and Avionics (“MISA”) market segment due to uncertainty related to government budget and cycles. Revenue for the quarter ended March 31, 2010 also included the impact of a new product line of cavity filters that began production during that period.  The Company is continuing its efforts to grow revenue by expanding into new geographic regions and into additional segments of the timing and frequency equipment market, such as alternative energy management, energy exploration, military personnel protection and homeland security.

As of March 31, 2011, the Company’s order backlog was $12,238,000, which was an increase of 14.0% compared to the backlog as of December 31, 2010, which was $10,734,000.  The growth in backlog is primarily due to increased repeat orders from our existing customers and orders for newly qualified products obtained through the Company’s ongoing development efforts.  The backlog of unfilled orders includes amounts based on signed contracts as well as other agreements we have determined are legally binding and likely to proceed.  Although backlog represents only business that is considered likely to be performed, cancellations or scope adjustments may and do occur.

Backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any.  The Company expects to fill substantially its entire current backlog in 2011, but cannot provide assurance as to the portion of the backlog to be fulfilled in a given year.

Consolidated gross margin as a percentage of revenues for the three months ended March 31, 2011, decreased to 32.6% from 34.1% for the comparable period in 2010.  This decrease is primarily due to the reduction in revenues from the comparable period in 2010, which eroded gross margin by spreading fixed infrastructure costs over a smaller revenue base.  The Company is continuing its efforts to further improve its manufacturing and supply chain efficiency.

Operating Income

Operating income was $383,000 for the first quarter of 2011 compared to operating income of $1,204,000 for the comparable period in 2010.  This decrease was primarily due to a 1.5 percentage point decrease in gross margin, which was primarily the result of the 15.7% decrease in revenues as compared to the same period in 2010.  The decrease was also attributable to an increase in engineering, selling and administrative expenses as a percentage of revenue as compared to the same period in 2010, primarily due to an increase in the Company’s investment in its engineering and marketing efforts to introduce new product designs and increase its market share.

Interest expense

Interest expense was $12,000 for the three-month period ended March 31, 2011, which was a decrease of $93,000 from $105,000 for the three-month period ended March 31, 2010.  The decrease was primarily due to a $0 balance outstanding on MtronPTI’s revolving credit facility with FNBO during the quarter ended March 31, 2011 as well as the repayment of our term loan with RBC Centura Bank on September 30, 2010.

Income Taxes

The effective income tax rate for the quarter ended March 31, 2011 was 36.6%, compared to an effective income tax rate of 2.6% for the quarter ended March 31, 2010. The effective income tax rate for the quarter ended March 31, 2010, was significantly lower due to the projected utilization of the Company’s net operating loss carryforwards, which were offset by the effect of the valuation allowance against those deferred tax assets, resulting in a reduction in the provision for income taxes recognized in that period. The valuation allowance against the Company’s deferred tax assets was subsequently released at December 31, 2010. Beginning in the quarter ended March 31, 2011 and going forward, it is expected that the Company will utilize the remaining deferred tax assets, which are no longer offset by a valuation allowance, resulting in a more normalized effective income tax rate.

Net Income

Net income for the first quarter of 2011 was $241,000 compared to net income of $1,066,000 for the comparable period in 2010.  The decrease was primarily attributable to a 15.7% decrease in revenues for the three-month period ended March 31, 2011 as compared to the same period in 2010, a 1.5% decrease in gross margin and an increase in the Company’s effective income tax rate.  Basic and diluted net income per share for the period ended March 31, 2011 was $0.10 compared with $0.48 for the period ended March 31, 2010.

Liquidity and Capital Resources

The Company’s cash and cash equivalents at March 31, 2011 were $11,052,000, compared to $4,147,000 at December 31, 2010.  At March 31, 2011 and December 31, 2010, MtronPTI had $0 outstanding and available borrowing capacity of $4,000,000 under the FNBO Revolving Loan.

At March 31, 2011, the Company’s consolidated working capital was $19,250,000, as compared to $12,829,000 at December 31, 2010.  At March 31, 2011, the Company had current assets of $23,838,000 and current liabilities of $4,588,000.   The ratio of current assets to current liabilities was 5.19 to 1.00 at March 31, 2011, compared to 3.75 to 1.00 at December 31, 2010.   The increase in net working capital is primarily due to the increase in the Company’s cash and cash equivalents balance as a result of the net proceeds of $6,404,000 from the Company's public offering of 350,000 shares of its common stock completed on February 4, 2011 (the “Public Offering”).

Cash provided by operating activities was $1,143,000 for the quarter ended March 31, 2011, compared to cash provided by operating activities of $31,000 for the same period in 2010.  The increase in cash provided by operating activities is due to the net collection of accounts receivable of $981,000 compared to the net increase in accounts receivable of ($1,154,000) during the same period in 2010, as well as a smaller increase in the inventory balance of ($338,000) compared to an increase of ($1,288,000) during the same period in 2010.  This was partially offset by net income for the quarter ended March 31, 2011 of $241,000 and by the decrease in accounts payable and accrued expenses of ($54,000), compared to net income of $1,066,000 and an increase in accounts payable and accrued expenses of $1,125,000 for the same period in 2010.

Cash used in investing activities was ($569,000) for the quarter ended March 31, 2011, compared to ($56,000) for the same period in 2010.  The increase was due primarily to the Company’s continued investment in machinery and equipment related to new production activities and replacement of obsolete equipment as needed, as well as an investment of ($242,000) in software to replace the Company’s existing enterprise resource planning systems, which is being implemented during 2011.

Cash provided by financing activities was $6,331,000 for the quarter ended March 31, 2011, compared with cash provided by financing activities of $186,000 for the same period in 2010.  The increase in cash provided by financing activities is due to the Company’s completion of the Public Offering on February 4, 2011 resulting in net proceeds of $6,404,000 for the quarter ended March 31, 2011.

On October 14, 2004, MtronPTI entered into a loan agreement with FNBO that was amended and restated on July 30, 2010 (the “FNBO Loan Agreement”).  The FNBO Loan Agreement provides for a revolving credit facility of up to $4,000,000 (the “FNBO Revolving Loan”).  The principal balance of the FNBO Revolving Loan bears interest at 30-day LIBOR plus 3.25% (but in no event below 4.25%), with interest only payments due monthly and the final payment of principal and interest due on June 30, 2011.  There is also an unused commitment fee of 0.50% per annum, payable quarterly.  At March 31, 2011 and December 31, 2010, the amount outstanding under the FNBO Revolving Loan was $0 and the Company had $4,000,000 of available borrowing capacity.

The FNBO Loan Agreement also provides for a term loan in the original principal amount of $2,000,000 (the “FNBO Term Loan”).  At March 31, 2011, the principal balance of the FNBO Term Loan was approximately $596,000, bearing interest at 30-day LIBOR plus 2.10%, with payments of approximately $24,000 due monthly and all remaining principal and interest due January 24, 2013.

All outstanding obligations under the FNBO Loan Agreement are collateralized by a first priority security interest in all of the assets of MtronPTI (including general intangibles, but excluding real estate), and are guaranteed by the Company.

The FNBO Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, financial covenants that MtronPTI maintain: (i) tangible net worth of not less than $5,500,000, (ii) a ratio of current assets to current liabilities of not less than 1.50 to 1.00; (iii) a ratio of total liabilities to tangible net worth of not greater than 2.75 to 1.00; and (iv) a fixed charge coverage ratio of not less than 1.25 to 1.00.  The FNBO Loan Agreement also places certain limitations on MtronPTI’s ability to make certain payments to the Company, including but not limited to payments of dividends, advances and repayment of inter-company debt, interest payments on inter-company debt and management fees.  At March 31, 2011, the Company was in compliance with all covenants under the FNBO Loan Agreement.

In connection with the FNBO Term Loan, MtronPTI entered into a separate interest rate swap agreement with FNBO from which it receives periodic payments at the LIBOR Base Rate and makes periodic payments at a fixed rate of 5.60% through the term of the FNBO Term Loan.  The Company has designated this swap as a cash flow hedge in accordance with Accounting Standard Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”).  The fair value of the interest rate swap was ($16,000) at March 31, 2011 and ($21,000) at December 31, 2010, net of any tax effect, and is included in “other accrued expenses” on the condensed consolidated balance sheets.  Any change in fair value is reflected in accumulated other comprehensive loss, net of any tax effect.

The Company believes that existing cash and cash equivalents, cash generated from operations and available borrowings on its revolving line of credit, will be sufficient to meet its ongoing working capital and capital expenditure requirements for the next twelve months.  However, the Company may need to seek additional capital to fund the continuing growth in the business, to provide flexibility to respond to dynamic market conditions, to fund potential technology or business acquisitions, or to replace its existing credit facilities should they expire or otherwise become unavailable.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on their evaluation of such disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2011, there were no changes in the Company’s internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                                Legal Proceedings.

None

Item 1A.                      Risk Factors.

None

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

THE LGL GROUP, INC.

Date: May 16, 2011	By:	/s/ Gregory P. Anderson
Gregory P. Anderson
President and Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2011	By:	/s/ R. LaDuane Clifton
R. LaDuane Clifton
Chief Accounting Officer (Principal Financial and Accounting Officer)