Form 10-Q
period 2011-06-30
LGL GROUP INC
filed 2011-08-12
CIK 61004

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2011
Common Stock, $0.01 par value	2,617,260

INDEX

THE LGL GROUP, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets:	1

	– As of June 30, 2011
	– As of December 31, 2010

	Condensed Consolidated Statements of Operations:	3

	– Three months ended June 30, 2011 and 2010
	– Six months ended June 30, 2011 and 2010

	Condensed Consolidated Statement of Stockholders’ Equity:	4

	– Six months ended June 30, 2011

	Condensed Consolidated Statements of Cash Flows:	5

	– Six months ended June 30, 2011 and 2010

	Notes to Condensed Consolidated Financial Statements:	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	21

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	(Removed and Reserved)	22

Item 5.	Other Information	22

Item 6.	Exhibits	22
SIGNATURES		23

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

(In Thousands)

	June 30, 2011	December 31, 2010 (A)
ASSETS
Current Assets:
Cash and cash equivalents	$10,985	$4,147
Accounts receivable, less allowances of $155 and $161, respectively	5,190	5,782
Inventories	6,869	5,947
Deferred income taxes	1,295	1,295
Prepaid expenses and other current assets	310	317
Total Current Assets	24,649	17,488
Property, Plant and Equipment:
Land	672	668
Buildings and improvements	5,447	5,000
Machinery and equipment	14,633	13,918
Gross property, plant and equipment	20,752	19,586
Less: accumulated depreciation	(16,094)	(15,758)
Net property, plant and equipment	4,658	3,828
Deferred income taxes, net	1,842	2,055
Other assets, net	269	354
Total Assets	$31,418	$23,725

See accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED, continued

(In Thousands except Share and Per Share Amounts)

	June 30, 2011	December 31, 2010 (A)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,880	$2,033
Accrued compensation and commissions expense	1,447	1,302
Other accrued expenses	689	1,025
Current maturities of long-term debt	335	299
Total Current Liabilities	5,351	4,659
Long-term debt, net of current portion	201	370
Total Liabilities	5,552	5,029

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $0.01 par value - 10,000,000 shares authorized; 2,617,260 and 2,267,260 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	26	22
Additional paid-in capital	27,411	20,893
Accumulated deficit	(1,594)	(2,181)
Accumulated other comprehensive income (loss)	23	(38)
Total Stockholders’ Equity	25,866	18,696
Total Liabilities and Stockholders’ Equity	$31,418	$23,725

(A)
The Condensed Consolidated Balance Sheet as of December 31, 2010 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

(In Thousands, Except Share and Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

REVENUES	$9,646	$12,535	$18,666	$23,236
Cost and expenses:
Manufacturing cost of sales	6,583	7,990	12,661	15,038
Engineering, selling and administrative	2,499	2,194	5,058	4,643
Total Cost and Expenses	9,082	10,184	17,719	19,681
OPERATING INCOME	564	2,351	947	3,555
Other income (expense):
Interest expense	(29)	(112)	(41)	(217)
Other income	5	36	14	31
Total Other Income (Expense)	(24)	(76)	(27)	(186)
INCOME BEFORE INCOME TAXES	540	2,275	920	3,369
Income tax provision	(194)	(98)	(333)	(126)

NET INCOME	$346	$2,177	$587	$3,243

Weighted average number of shares used in basic and diluted net income per common share calculation.	2,617,260	2,245,970	2,549,580	2,244,851

BASIC AND DILUTED NET INCOME PER COMMON SHARE	$0.13	$0.97	$0.23	$1.44

See accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — UNAUDITED

(Dollars in Thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2010	2,267,260	$22	$20,893	$(2,181)	$(38)	$--	$18,696
Comprehensive income:
Net income for period	--	--	--	587	--	--	587
Other comprehensive income	--	--	--	--	61	--	61
Comprehensive income							648
Stock-based compensation	--	--	118	--	--	--	118
Issuance of new shares for capital offering	350,000	4	6,400	--	--	--	6,404
Balance at June 30, 2011	2,617,260	$26	$27,411	$(1,594)	$23	$--	$25,866

See accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

(In Thousands)

	Six Months Ended June 30,
	2011	2010

OPERATING ACTIVITIES
Net income	$587	$3,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	336	309
Amortization of finite-lived intangible assets	72	72
Stock-based compensation	118	30
Deferred income tax provision	213	--
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	592	(2,215)
(Increase) in inventories	(922)	(1,076)
Increase in trade accounts payable, accrued liabilities and other liabilities	717	300
Decrease in other current assets	20	145
Net cash provided by operating activities	1,733	808

INVESTING ACTIVITIES
Capital expenditures	(1,166)	(168)
Net cash used in investing activities	(1,166)	(168)

FINANCING ACTIVITIES
Net repayments on note payable to bank	--	(664)
Proceeds from issuance of common stock	6,562	--
Payment of expenses related to the public offering	(158)	--
Proceeds from long-term debt	536	--
Repayments of long-term debt	(669)	(181)
Net cash provided by (used in) financing activities	6,271	(845)

Increase (decrease) in cash and cash equivalents	6,838	(205)
Cash and cash equivalents at beginning of period	4,147	3,816
Cash and cash equivalents at end of period	$10,985	$3,611

Supplemental Disclosure:

Cash paid for income taxes	$35	$--
Cash paid for interest	$31	$218

See accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.	Subsidiaries of the Registrant

The LGL Group, Inc. (the “Company”), formerly Lynch Corporation, incorporated in 1928 under the laws of the State of Indiana and reincorporated under the laws of the State of Delaware in 2007, is a holding company with subsidiaries engaged in the design, manufacture, and sale of standard and custom engineered electronic components.

As of June 30, 2011, the subsidiaries of the Company are as follows:

Owned By LGL
M-tron Industries, Inc.	100.0%
M-tron Industries, Ltd.	100.0%
Piezo Technology, Inc.	100.0%
Piezo Technology India Private Ltd.	99.0%
Lynch Systems, Inc.	100.0%

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

C.	Inventories

Inventories are stated at the lower of cost or market value.  The Company reduces the value of its inventories to market value when the value is believed to be less than the cost of the item.

	June 30, 2011	December 31, 2010
	(in thousands)
Raw materials	$3,432	$2,685
Work in process	1,569	1,663
Finished goods	1,868	1,599
Total Inventories	$6,869	$5,947

The inventory reserve for the period ended June 30, 2011 and December 31, 2010 was $1,636,000 and $1,608,000, respectively.

D.	Long-Term Debt

	June 30, 2011	December 31, 2010

Long-Term Debt:	(in thousands)
MtronPTI term loan with First National Bank of Omaha (“FNBO”) due January 24, 2013. The note bears interest at 30-day LIBOR plus 2.10%. Interest rate swap converted loan to a fixed rate, at 5.60% at June 30, 2011	$--	$669
MtronPTI term loan with J.P. Morgan Chase Bank, N.A. (“Chase”) due January 31, 2013. The note bears interest at a fixed rate of 5.00%	536	--

Less: Current maturities	335	299
Long -Term Debt	$201	$370

On June 30, 2011, certain of the Company’s subsidiaries, together referred to as MtronPTI, entered into a loan agreement with Chase (the “Chase Loan Agreement”). The Chase Loan Agreement provides for the following credit facilities: (i) a revolving line of credit in the amount of $4,000,000, to be used solely for working capital needs (the “Chase Revolving Loan”), (ii) a commercial line of credit in the amount of $2,000,000, to be used solely for tangible capital expenditures and, at Chase’s sole discretion, business acquisitions (the “Chase Commercial Loan”), and (iii) a term loan in the amount of $536,000 (the “Chase Term Loan”). The Chase Revolving Loan bears interest at the greater of (x) Chase’s prime rate or (y) the one-month LIBOR rate plus 2.50% per annum (the “CB Rate”), with interest due and payable on a monthly basis and the outstanding principal balance plus all accrued but unpaid interest due and payable on June 30, 2013. The Chase Commercial Loan bears interest at the CB Rate, with interest due and payable on a monthly basis and the outstanding principal balance plus all accrued but unpaid interest due and payable on June 30, 2012. The Chase Term Loan bears interest at 5.00% per annum, with principal and interest due and payable in monthly installments of $29,500 and the outstanding principal balance, plus all accrued but unpaid interest due and payable on January 31, 2013.

All outstanding obligations of MtronPTI under the Chase Loan Agreement are collateralized by a first priority security interest in all of the assets of MtronPTI, excluding real property. Additionally, in connection with the Chase Loan Agreement, Piezo entered into a separate agreement with Chase providing that Piezo would not mortgage or otherwise encumber certain real property it owns in Florida while the credit facilities under the Chase Loan Agreement are outstanding.

The Chase Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, financial covenants that MtronPTI maintain: (i) tangible net worth not less than the sum of $7,500,000, plus 50% of the net income earned by MtronPTI for the preceding six-month period at June 30, 2011, with the threshold amount continuing to increase at December 31st and June 30th of each year by 50% of the net income earned by MtronPTI for the preceding six months; (ii) net income of not less than $1,000,000 for the fiscal year-to-date period ending June 30, 2011, $1,500,000 for the fiscal year-to-date period ending September 30, 2011, and $2,000,000 for the fiscal year-to-date period ending December 31, 2011 and thereafter, provided that MtronPTI not experience two consecutive quarterly losses; and (iii) a debt service coverage ratio of not less than 1.25 to 1.00, tested at the end of every fiscal year.  At June 30, 2011, MtronPTI was in compliance with all covenants under the Chase Loan Agreement.

On October 14, 2004, MtronPTI entered into a loan agreement with FNBO that was amended and restated on July 30, 2010 (the “FNBO Loan Agreement”).  The FNBO Loan Agreement provided for a revolving credit facility of up to $4,000,000 as of June 30, 2011 (the “FNBO Revolving Loan”).  The principal balance of the FNBO Revolving Loan bore interest at 30-day LIBOR plus 3.25% (but in no event below 4.25%), with interest only payments due monthly and the final payment of principal and interest due on June 30, 2011.  There was also an unused commitment fee of 0.50% per annum, payable quarterly.  At June 30, 2011 and December 31, 2010, the amount outstanding under the FNBO Revolving Loan was $0 and the Company had $4,000,000 of available borrowing capacity.   The FNBO Loan Agreement also provided for a term loan in the original principal amount of $2,000,000 (the “FNBO Term Loan”), which bore interest at 30-day LIBOR plus 2.10% and, at June 30, 2011, had a remaining principal balance of approximately $596,000.  On June 30, 2011, the Company repaid the remaining principal balance under the FNBO Term Loan and terminated the FNBO Loan Agreement.

In connection with the FNBO Term Loan, MtronPTI entered into an interest rate swap agreement with FNBO from which it received periodic payments at the LIBOR Base Rate and made periodic payments at a fixed rate of 5.60% through the term of the FNBO Term Loan.  The Company had designated this swap as a cash flow hedge in accordance with Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”).  The fair value of the interest rate swap was ($14,000) at June 30, 2011 and ($21,000) at December 31, 2010, net of any tax effect.  The fair value of the interest rate swap at June 30, 2011, $14,000, has been recognized in earnings for the period ended June 30, 2011.  The interest rate swap agreement was terminated on June 30, 2011 in connection with the repayment of the FNBO Term Loan and the termination of the FNBO Loan Agreement.

E.	Stock Based Compensation

The Company estimates the fair value of stock options on the grant date using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. There is no expected dividend rate. Historical Company information was the primary basis for the expected volatility assumption. The fair value of grants in prior years was calculated using historical volatility as the Company believes that the historical volatility over the life of the option is indicative of expected volatility in the future. The risk-free interest rate is based on the U.S. Treasury zero-coupon rates with a remaining term equal to the expected term of the option. ASC 718, Stock Compensation, also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on past history of actual performance, a zero forfeiture rate has been assumed.

On March 14, 2011, the Board of Directors granted options to purchase a total of 90,000 shares of the Company’s common stock to members of senior management and the Company’s Chairman of the Board. These stock options have an exercise price of $22.50 and vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date.  These stock options expire five years after the date of the grant.  Total stock compensation related expense for this grant for the six-month period ended June 30, 2011 was approximately $79,000. The unrecognized compensation expense related to these options of approximately $805,000 as of June 30, 2011 will be recognized over the vesting period.

Restricted stock awards are granted at a value equal to the market price of our common stock on the date of the grant. On December 15, 2010, the Board of Directors granted a total of 12,647 restricted shares to 14 employees of the Company. These shares vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date. Total stock compensation related expense for this grant for the six-month period ended June 30, 2011 was approximately $39,000. The unrecognized compensation expense related to these awards of approximately $200,000 as of June 30, 2011 will be recognized over the vesting period.

F.	Earnings Per Share

The Company computes earnings per share in accordance with ASC 260, Earnings Per Share (“ASC 260”).  Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share adjusts basic earnings per share for the effects of stock options, non-participating restricted common stock, and other potentially dilutive financial instruments, only in the periods in which the effects are dilutive.  Shares of restricted stock granted to members of the Board of Directors as a portion of their director fees are deemed to be participating as defined by ASC 260 and therefore are included in the computation of basic earnings per share.

For the three and six months ended June 30, 2011, there were options to purchase 90,000 shares of common stock that were excluded from the diluted earnings per share computation because the impact of the assumed exercise of such stock options would have been anti-dilutive, based on the fact that their exercise price exceeded the market price of the common stock as of June 30, 2011.

G.	Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes the changes in fair value of investments classified as available-for-sale and the change in fair value of the derivative instrument designated as a cash flow hedge.

For the six months ended June 30, 2011, total comprehensive income was $648,000, comprising net income of $587,000 and change in accumulated other comprehensive loss of $61,000, compared to total comprehensive income of $3,300,000 in the six months ended June 30, 2010, comprising net income of $3,243,000 and change in accumulated other comprehensive loss of $57,000.

The components of accumulated other comprehensive income (loss), net of related taxes at June 30, 2011 and December 31, 2010, are as follows:

	June 30, 2011	December 31, 2010
	(in thousands)
Deferred loss on swap liability on hedge contracts	$--	$(21)
Unrealized gain on available-for-sale securities	35	20
Other comprehensive income (tax effect)	(12)	(37)
Accumulated other comprehensive income (loss)	$23	$(38)

H.	Fair Value Measurements
The Company measures financial assets and liabilities at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”).  These measurements involve various valuation techniques and assume that the transactions would occur between market participants in the most advantageous market for the

Company.  The following is a summary of valuation techniques utilized by the Company for its significant financial assets and liabilities as of June 30, 2011 and December 31, 2010:

Assets

To estimate the market value of its marketable securities, the Company obtains current market pricing from quoted market sources or uses pricing for identical securities. Assets measured at fair value on a recurring basis are summarized below.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2011
	(in thousands)
Equity securities	$49	$--	$--	$49
U.S. Treasury securities	$7,512	$--	$--	$7,512

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2010
	(in thousands)
Equity securities	$35	$--	$--	$35
U.S. Treasury securities	$949	$--	$--	$949

Liabilities

To estimate the fair value of the swap liability on hedge contracts as of the measurement date, the Company obtains inputs other than quoted prices that are observable for the liability. Liabilities measured at fair value on a recurring basis are summarized below.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2011
(in thousands)
Interest rate swap	$--	$--	$--	$--

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2010
	(in thousands)
Interest rate swap	$--	$21	$--	$21

I.	Foreign Revenues

For the three and six months ended June 30, 2011 and 2010, foreign revenues were derived from the following countries:

	Three Months Ended June 30,
Foreign Revenues:	2011	2010
	(in thousands)
China	$1,675	$1,425
Malaysia	1,385	1,759
Thailand	420	264
Korea	400	48
Mexico	173	607
Singapore	122	371
All other foreign countries	957	883
Total foreign revenues	$5,132	$5,357

	Six Months Ended June 30,
Foreign Revenues:	2011	2010
	(in thousands)
Malaysia	$2,998	$3,304
China	2,952	2,788
Thailand	714	908
Singapore	606	475
Korea	572	109
Mexico	352	1,106
All other foreign countries	1,785	1,744
Total foreign revenues	$9,979	$10,434

J.	Commitments and Contingencies

In the normal course of business, the Company and its subsidiaries may become defendants in certain product liability, worker claims and other litigation.  The Company and its subsidiaries have no litigation pending at this time.

K.	Income Taxes

The effective income tax rate for the six months ended June 30, 2011 was 36.2%, compared to an effective income tax rate of 3.6% for the six months ended June 30, 2010. The effective income tax rate for the six months ended June 30, 2010, was significantly lower due to the projected utilization of the Company’s net operating loss carryforwards, which were offset by the effect of the valuation allowance against those deferred tax assets, resulting in a reduction in the provision for income taxes recognized in that period. The valuation allowance against the Company’s deferred tax assets was released as of December 31, 2010. Beginning in the quarter ended March 31, 2011 and going forward, the Company, if it generates taxable income , will have a more normalized effective income tax rate, but does not expect to pay cash for federal income taxes until the remainder of its deferred tax assets related to net operating loss carryforwards have been utilized.

    The Company provided a provision of ($194,000) for the three months ended June 30, 2011 for foreign and state income taxes and the expected utilization of a portion of the existing Federal and State net operating loss carryforwards. The Company provided a provision of ($98,000) for foreign and state income taxes for the three months ended June 30, 2010.

L.	Related Party Transactions

At June 30, 2011, the Company had $10,985,000 of cash and cash equivalents compared with $4,147,000 at December 31, 2010.  Of this amount, $7,512,000 at June 30, 2011, compared with $949,000 at December 31, 2010, is invested in United States Treasury money market funds for which an entity controlled by a 10% stockholder of the Company, and for which a director serves as Executive Vice President and Chief Financial Officer, serves as the investment manager. The fund transactions in 2011 and 2010 are directed at the discretion of Company management and carried out by the related party.

M.	Application of New Accounting Standards

    In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. Many of the amendments in this update change the wording used in the existing guidance to better align U.S. generally accepted accounting principles with International Financial Reporting Standards and to clarify the FASB’s intent on various aspects of the fair value guidance. This update is effective for us in our first quarter of 2012 and should be applied prospectively. The adoption of this new guidance will not have a significant impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income, which requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of equity. This update is effective for us in our first quarter of 2012 and should be applied retrospectively. The adoption of this new guidance will not have a significant impact on our consolidated financial statements.

N.	Subsequent Events

On July 28, 2011, the Company sold certain real property located in Bainbridge, Georgia for $322,610, paid in the form of a promissory note, dated August 1, 2011, in the principal amount of $322,610, bearing interest at a rate of 7% per annum, with all interest and principal due and payable on August 1, 2013.  The real property was formerly used in connection with the operations of Lynch Systems, a subsidiary of the Company whose operating assets were sold in 2007.  The promissory note is secured by the real property sold, and if any portion of such real property is re-sold prior to the note’s maturity (any such re-sale subject to the Company’s written consent), the Company will receive 85% of the net proceeds from the transaction, up to the principal amount of the note and all accrued interest thereon.

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

Results of Operations

Three months ended June 30, 2011, compared to three months ended June 30, 2010

Consolidated Revenues and Gross Margin

Consolidated revenues decreased by $2,889,000, or 23.0%, to $9,646,000 for the three-month period ended 2011 from $12,535,000 for the comparable period in 2010.  The decrease was primarily the result of a reduction in order activity for the Military, Instrumentation, Space and Avionics (“MISA”) market segment due to uncertainty related to government budget and spending cycles.  Revenue for the quarter ended June 30, 2010 also included the impact of a new product line of double-oven oscillators that entered production during that period.  The Company is continuing its efforts to grow revenue by working to gain market share with new and existing customers, as well as by continuing its product development efforts to serve additional segments of the timing and frequency equipment market, such as alternative energy management, energy exploration, military personnel protection and homeland security.

 As of June 30, 2011, the Company’s order backlog was $12,093,000, which was a decrease of 1.2% compared to the backlog as of March 31, 2011, which was $12,238,000, and a decrease of 15.9% compared to the backlog as of June 30, 2010, which was $14,373,000.  The decrease in backlog is primarily due to reduced order activity from our existing customers in the MISA market segment, and extended order request dates that fall outside of the 12-month timeframe reflected in the order backlog.  The backlog of unfilled orders includes amounts based on signed contracts as well as other agreements we have determined are legally binding and likely to proceed.  Although backlog represents only business that is considered likely to be performed, cancellations or scope adjustments may and do occur.

Backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any.  The Company expects to fill substantially its entire current backlog in 2011, but cannot provide assurance as to the portion of the backlog to be fulfilled in a given year.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues decreased to 31.8% for the second quarter 2011 from 36.3% for the comparable period in 2010.  This decrease is due primarily to the reduction in revenues from the comparable period in 2010, which eroded gross margin by spreading fixed infrastructure costs over a smaller revenue base.  The Company is continuing its efforts to further improve its manufacturing and supply chain efficiency.

Operating Income

Operating income was $564,000 for the second quarter of 2011 compared to $2,351,000 for the comparable period in 2010.  This decrease is primarily the result of a 4.5% decrease in gross margin, which was mainly the result of the 23.0% decrease in revenues as compared to the same period in 2010.  The decrease was also attributable to an increase in engineering, selling and administrative expenses as compared to the same period in 2010, primarily due to an increase in the Company’s investment in engineering and marketing efforts to introduce new product designs and increase its market share.

Interest expense

Interest expense was $29,000 for the three-month period ended June 30, 2011, which was a decrease of $83,000 from $112,000 for the three-month period ended June 30, 2010.  The decrease was primarily due to a $0 balance outstanding on MtronPTI’s revolving credit facility with FNBO during the quarter ended June 30, 2011, as well as the repayment of our term loan with RBC Centura Bank on September 30, 2010.

Net Income

Net income for the second quarter 2011 was $346,000 compared to net income of $2,177,000 for the comparable period in 2010.  The decrease was primarily attributable to a 23.0% decrease in revenues for the three-month period ended June 30, 2011, as compared to the same period in 2010, a 4.5% decrease in gross margin, as well as an increase in the income tax provision of ($96,000) to ($194,000) for the three months ended June 30, 2011, compared to ($98,000) in same period in 2010, due to an increase in the estimated full year effective income tax rate for 2011.  Basic and diluted net income per share for the period ended June 30, 2011, was $0.13 compared with $0.97 for the period ended June 30, 2010.  The decrease in basic and diluted earnings per share was also attributable to the 16.5% increase in the weighted average number of shares outstanding, which was 2,617,260 for the three months ended June 30, 2011, compared to 2,245,970 for same period in 2010.  The increase in the weighted average number of shares is due primarily to the additional 350,000 shares sold by the Company in its public offering completed in February 2011 (the “Public Offering”).

Results of Operations

Six months ended June 30, 2011, compared to six months ended June 30, 2010

Consolidated Revenues and Gross Margin

Consolidated revenues decreased by $4,570,000, or 19.7%, to $18,666,000 for the six-month period ended June 30, 2011, from $23,236,000 for the comparable period in 2010.  The decrease was primarily the result of a reduction in order activity for the MISA market segment due to uncertainty related to government budget and spending cycles.  Revenue for the six months ended June 30, 2010, also included the impact of a new product line of cavity filters and a new product line of double-oven oscillators that entered production during that period.  The Company is continuing its efforts to grow revenue by working to gain market share with new and existing customers, as well as by continuing its product development efforts to serve additional segments of the timing and frequency equipment market, such as alternative energy management, energy exploration, military personnel protection and homeland security.

As of June 30, 2011, the Company’s order backlog was $12,093,000, which was an increase of 12.7% compared to the backlog as of December 31, 2010, which was $10,734,000, and a decrease of 15.9% compared to the backlog as of June 30, 2010, which was $14,373,000.  The decrease in backlog from December 31, 2010, is primarily due to reduced order activity from our existing customers in the MISA market segment, and extended order request dates that fall outside of the 12-month timeframe reflected in the order backlog. The backlog of unfilled orders includes amounts based on signed contracts as well as other agreements we have determined are legally binding and likely to proceed.  Although backlog represents only business that is considered likely to be performed, cancellations or scope adjustments may and do occur.

Backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any.  The Company expects to fill substantially its entire current backlog in 2011, but cannot provide assurance as to the portion of the backlog to be fulfilled in a given year.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues decreased to 32.2% for the six-month period ended June 30, 2011, from 35.3% for the comparable period in 2010.  This decrease is due primarily to the 19.7% decrease in revenues compared to the comparable period in 2010, which reduced gross margin by spreading fixed infrastructure costs over a smaller revenue base.  The Company is continuing its efforts to further improve its manufacturing and supply chain efficiency.

Operating Income

Operating income was $947,000 for the six months ended June 30, 2011, compared to $3,555,000 for the comparable period in 2010.  This decrease is primarily the result of a 3.1% decrease in gross margin, which was mainly the result of the 19.7% decrease in revenues as compared to the same period in 2010.  The decrease was also attributable to an increase in engineering, selling and administrative expenses as compared to the same period in 2010, primarily due to an increase in the Company’s investment in its engineering and marketing efforts to introduce new product designs and increase its market share.

Interest expense

Interest expense was $41,000 for the six-month period ended June 30, 2011, which was a decrease of $176,000 from $217,000 for the comparable period in 2010.  The decrease was primarily due to a $0 balance outstanding on MtronPTI’s revolving credit facility with FNBO during the quarter ended June 30, 2011, as well as the repayment of our term loan with RBC Centura Bank on September 30, 2010.

Income Taxes

The effective income tax rate for the six months ended June 30, 2011 was 36.2%, compared to an effective income tax rate of 3.6% for the six months ended June 30, 2010. The effective income tax rate for the six months ended June 30, 2010, was significantly lower due to the projected utilization of the Company’s net operating loss carryforwards, which were offset by the effect of the valuation allowance against those deferred tax assets, resulting in a reduction in the provision for income taxes recognized in that period. The valuation allowance against the Company’s deferred tax assets was released as of December 31, 2010. Beginning in the quarter ended March 31, 2011 and going forward, the Company, if it generates taxable income, will have a more normalized effective income tax rate, but does not expect to pay cash for federal income taxes until the remainder of its deferred tax assets related to net operating loss carryforwards have been utilized.

Net Income

Net income for the six-month period ended June 30, 2011, was $587,000 compared to net income of $3,243,000 for the comparable period in 2010.  The decrease was primarily attributable to a 19.7% decrease in revenues for the six-month period ended June 30, 2011, as compared to the same period in 2010, a 3.1% decrease in gross margin, as well as an increase in the income tax provision of ($207,000) to ($333,000) for the six months ended June 30, 2011, compared to ($126,000) in same period in 2010, due to an increase in the estimated full year effective income tax rate for 2011.  Basic and diluted net income per share for the six months ended June 30, 2011, was $0.23 compared with $1.44 for the six months ended June 30, 2010.  The decrease in basic and diluted earnings per share was also attributable to the 13.6% increase in the weighted average number of shares outstanding, which was 2,549,580 for the six months ended June 30, 2011, compared to 2,244,851 for same period in 2010.  The increase in the weighted average number of shares is due primarily to the additional 350,000 shares sold by the Company in the Public Offering completed in February 2011.

Liquidity and Capital Resources

The Company’s cash and cash equivalents at June 30, 2011 were $10,985,000 as compared to $4,147,000 at December 31, 2010.  At June 30, 2011, MtronPTI had $0 outstanding and available borrowing capacity of $4,000,000 under the Chase Revolving Loan and $2,000,000 under the Chase Commercial Loan, compared with $0 outstanding and available borrowing capacity of $4,000,000 at December 31, 2010 under the FNBO Revolving Loan.  At June 30, 2011, the Company’s consolidated working capital was $19,298,000, as compared to $12,829,000 at December 31, 2010.  At June 30, 2011, the Company had current assets of $24,649,000 and current liabilities of $5,351,000.   The ratio of current assets to current liabilities was 4.61 to 1.00 at June 30, 2011, compared to 3.75 to 1.00 at December 31, 2010.   The increase in net working capital is primarily due to the increase in the Company’s cash and cash equivalents balance as a result of the net proceeds of $6,404,000 from the Company’s Public Offering of 350,000 shares of its common stock completed on February 4, 2011.

Cash provided by operating activities was $1,733,000 for the six months ended June 30, 2011, compared to cash provided by operating activities of $808,000 for the six months ended June 30, 2010.  The increase in cash provided by operating activities is due to the net collection of accounts receivable of $592,000 compared to the net increase of accounts receivable of $2,215,000 during the same period in 2010, a use of cash resulting from an increase in the inventory balance of ($922,000) compared to an increase of ($1,076,000) during the same period in 2010, an increase in the change in deferred taxes of $213,000 compared to no change during the same period in 2010, as well as an increase in trade accounts payable, accrued liabilities and other liabilities of $717,000 compared to $300,000 during the same period in 2010.  This was offset by a decrease in net income to $587,000 for the six months ended June 30, 2011 from $3,243,000 for the six months ended June 30, 2010.

Cash used in investing activities was ($1,166,000) for the six months ended June 30, 2011, compared to ($168,000) for the same period in 2010.  The increase was due primarily to the Company’s continued investment in machinery and equipment related to new production activities and replacement of obsolete equipment as needed, as well as an investment of ($242,000) in software to replace the Company’s existing enterprise resource planning systems, which is being implemented during 2011.

Cash provided by financing activities from operations was $6,271,000 for the six months ended June 30, 2011, compared with cash used in financing activities of ($845,000) for the same period in 2010.  The increase in cash provided by financing activities is due to the Company’s completion of the Public Offering on February 4, 2011, resulting in net proceeds of $6,404,000 for the six months ended June 30, 2011.

At June 30, 2011, total liabilities of $5,552,000 was $523,000 greater than the total liabilities at December 31, 2010, of $5,029,000. The increase in total liabilities was primarily due to an increase in trade accounts payable of $847,000, which was partially offset by a decrease in other accrued expenses of $336,000.  At June 30, 2011, the Company had $335,000 in current maturities of long-term debt compared with $299,000 at December 31, 2010.

On June 30, 2011, certain of the Company’s subsidiaries, together referred to as MtronPTI, entered into the Chase Loan Agreement with Chase. The Chase Loan Agreement provides for the following credit facilities: (i) a revolving line of credit in the amount of $4,000,000, to be used solely for working capital needs, referred to as the Chase Revolving Loan, (ii) a commercial line of credit in the amount of $2,000,000, to be used solely for tangible capital expenditures and, at Chase’s sole discretion, business acquisitions, referred to as the Chase Commercial Loan, and (iii) a term loan in the amount of $536,000, referred to as the Chase Term Loan. The Chase Revolving Loan bears interest at the greater of (x) Chase’s prime rate or (y) the one-month LIBOR rate plus 2.50%

per annum, referred to as the CB Rate, with interest due and payable on a monthly basis and the outstanding principal balance plus all accrued but unpaid interest due and payable on June 30, 2013. The Chase Commercial Loan bears interest at the CB Rate, with interest due and payable on a monthly basis and the outstanding principal balance plus all accrued but unpaid interest due and payable on June 30, 2012. The Chase Term Loan bears interest at 5.00% per annum, with principal and interest due and payable in monthly installments of $29,500 and the outstanding principal balance, plus all accrued but unpaid interest due and payable on January 31, 2013.

All outstanding obligations of MtronPTI under the Chase Loan Agreement are collateralized by a first priority security interest in all of the assets of MtronPTI, excluding real property. Additionally, in connection with the Chase Loan Agreement, Piezo entered into a separate agreement with Chase providing that Piezo would not mortgage or otherwise encumber certain real property it owns in Florida while the credit facilities under the Chase Loan Agreement are outstanding.

The Chase Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, financial covenants that MtronPTI maintain: (i) tangible net worth not less than the sum of $7,500,000, plus 50% of the net income earned by MtronPTI for the preceding six-month period at June 30, 2011, with the threshold amount continuing to increase at December 31st and June 30th of each year by 50% of the net income earned by MtronPTI for the preceding six months; (ii) net income of not less than $1,000,000 for the fiscal year-to-date period ending June 30, 2011, $1,500,000 for the fiscal year-to-date period ending September 30, 2011, and $2,000,000 for the fiscal year-to-date period ending December 31, 2011 and thereafter, provided that MtronPTI not exhibit two consecutive quarterly losses; and (iii) a debt service coverage ratio of not less than 1.25 to 1.00, tested at the end of every fiscal year.  At June 30, 2011, MtronPTI was in compliance with all covenants under the Chase Loan Agreement.

The Company believes that existing cash and cash equivalents, cash generated from operations and available borrowings on its revolving line of credit will be sufficient to meet its ongoing working capital and capital expenditure requirements for the next 12 months.  However, the Company may need to seek additional capital to fund future growth in its business, to provide flexibility to respond to dynamic market conditions, or to fund its strategic growth objectives.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such statements requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period and the reported amounts of assets and liabilities as of the date of the financial statements. Our estimates are based on historical experience and other assumptions that we consider to be reasonable given the circumstances. Actual results may vary from our estimates.

The Company’s most critical accounting policies include revenue recognition, accounts receivable allowance, valuation of inventories, accounting for warranty obligations, accounting for income taxes, and accounting for stock-based compensation.

Revenue Recognition

The Company recognizes revenue from the sale of its product in accordance with the criteria in ASC 605, Revenue Recognition, which are:

•	persuasive evidence that an arrangement exists;
•	delivery has occurred;
•	the seller’s price to the buyer is fixed and determinable; and
•	collectability is reasonably assured.

The Company meets these conditions upon shipment because title and risk of loss passes to the customer at that time.  However, the Company offers a limited right of return and/or authorized price protection provisions in its agreements with certain electronic component distributors who resell the Company’s products to original equipment manufacturers or electronic manufacturing services companies.  As a result, the Company estimates and records a reserve for future returns and other charges against revenue at the time of shipment consistent with the terms of sale. The reserve is estimated based on historical experience with each respective distributor.  Since inception of these agreements and to date, the Company has not been required to perform under the authorized price protection provisions and therefore has not established a reserve for this purpose.

The Company recognizes revenue related to transactions with a right of return and/or authorized price protection provisions when the following conditions are met:

•	seller’s price to the buyer is fixed or determinable at the date of sale;
•	buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product;
•	buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product;
•	buyer acquiring the product for resale has economic substance apart from that provided by the seller;
•	seller does not have obligations for future performance; and
•	the amount of future returns can be reasonably estimated.

Accounts Receivable Allowance

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

Warranties

The Company offers a standard one-year warranty. The Company tests its products prior to shipment in order to ensure that they meet each customer’s requirements based upon specifications received from each customer at the time its order is received and accepted. The Company’s customers may request to return products for various reasons, including but not limited to the customers’ belief that the products are not performing to specification. The Company’s return policy states that it will only accept product returns with prior authorization and if the product does not meet customer specifications, in which case the product would be replaced or repaired. To accommodate the Company’s customers, each request for return is reviewed, and if and when it is approved, a return materials authorization (“RMA”) is issued to the customer. Each month the Company records a specific warranty reserve for approved RMAs covering products that have not yet been returned. The Company does not maintain a general warranty reserve because, historically, valid warranty returns resulting from a product not meeting specifications or being non-functional have been immaterial.

Income Taxes

The Company’s deferred income tax assets represent temporary differences between the financial statement carrying amount and the tax basis of existing assets and liabilities that will result in deductible amounts in future years, including net operating loss carryforwards. Based on estimates, the carrying value of our net deferred tax assets assumes that it is more likely than not that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. If, in the future, the Company experiences losses for a sustained period of time, the Company may not be able to conclude that it is more likely than not that the Company will be able to generate sufficient future taxable income to realize our deferred tax assets. If this occurs, the Company may be required to increase the valuation allowance against the deferred tax assets resulting in additional income tax expense.

Stock-Based Compensation

The Company adopted the provisions of Accounting Standards Codification (“ASC”) Topic 718, Share-Based Payments (“ASC 718”), beginning January 1, 2006, using the modified prospective transition method.  ASC 718 requires the Company to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize cost over the requisite service period.  Under the modified prospective transition method, financial statements for periods prior to the date of adoption are not adjusted for the change in accounting.  However, the compensation expense is recognized for (a) all share-based payments granted after the effective date under ASC 718, and (b) all awards granted under ASC 718 to employees prior to the effective date that remain unvested on the effective date.  The Company recognizes compensation expense on fixed awards with pro rata vesting on a straight-line basis over the service period.

The Company estimates the fair value of stock-based compensation on the grant date using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.  There is no expected dividend rate.  Historical Company information was the primary basis for the expected volatility assumption.  Grants from prior years were calculated using historical volatility as the Company believes that the historical volatility over the life of the option is more indicative of the option’s expected volatility in the future.  The risk-free interest rate is based on the U.S. Treasury zero-coupon rate with a remaining term equal to the expected term of the option. ASC 718 also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2011, there were no changes in the Company’s internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                                Legal Proceedings.

None.

Item 1A.                              Risk Factors.

None.

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                                Defaults Upon Senior Securities.

None.

Item 4.                                (Removed and Reserved).

Item 5.                                Other Information.

None.

Item 6.                         Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

____________

* Filed herewith

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 19434, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LGL GROUP, INC.

Date: August 12, 2011	BY:	/s/ Gregory P. Anderson
Gregory P. Anderson
President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2011	BY:	/s/ R. LaDuane Clifton
R. LaDuane Clifton
Chief Accounting Officer (Principal Financial Officer)

