Form 10-Q/A
period 2011-06-30
LGL GROUP INC
filed 2011-08-15
CIK 61004

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of The LGL Group, Inc. for the quarterly period ended June 30, 2011, originally filed with the Securities and Exchange Commission on August 12, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL. Exhibit 101 was not properly included with the Form 10-Q when originally filed due to a technical issue.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

____________

* These exhibits were previously filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, originally filed with the Securities and Exchange Commission on August 12, 2011.

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

THE LGL GROUP, INC.

Date: August 15, 2011	BY:	/s/ Gregory P. Anderson
Gregory P. Anderson
President and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2011	BY:	/s/ R. LaDuane Clifton
R. LaDuane Clifton
Chief Accounting Officer (Principal Financial Officer)