Form 10-Q
period 2011-09-30
LGL GROUP INC
filed 2011-11-14
CIK 61004

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2011
Common Stock, $0.01 par value	2,581,817

INDEX

THE LGL GROUP, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets:	111

	– As of September 30, 2011
	– As of December 31, 2010

	Condensed Consolidated Statements of Operations:	333

	– Three months ended September 30, 2011 and 2010
	– Nine months ended September 30, 2011 and 2010

	Condensed Consolidated Statement of Stockholders’ Equity:	444

	– Nine months ended September 30, 2011

	Condensed Consolidated Statements of Cash Flows:	555

	– Nine months ended September 30, 2011 and 2010

	Notes to Condensed Consolidated Financial Statements:	666

Item 2.	Management’s Discussion and Analysis of Financial Condition and	15
	Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	2122

Item 4.	Controls and Procedures	2122

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	2323

Item 1A.	Risk Factors	2323

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	2323

Item 3.	Defaults Upon Senior Securities	2323

Item 4.	(Removed and Reserved)	2323

Item 5.	Other Information	2323

Item 6.	Exhibits	2424
SIGNATURES		2525

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

(In Thousands)

	September 30, 2011	December 31, 2010 (A)
ASSETS
Current Assets:
Cash and cash equivalents	$13,716	$4,147
Accounts receivable, less allowances of $108 and $161, respectively	5,820	5,782
Inventories, net	6,114	5,947
Deferred income taxes	1,295	1,295
Prepaid expenses and other current assets	278	317
Total Current Assets	27,223	17,488
Property, Plant and Equipment:
Land	640	668
Buildings and improvements	3,567	5,000
Machinery and equipment	14,646	13,918
Gross property, plant and equipment	18,853	19,586
Less: accumulated depreciation	(14,554)	(15,758)
Net property, plant and equipment	4,299	3,828
Deferred income taxes, net	1,842	2,055
Other assets, net	575	354
Total Assets	$33,939	$23,725

See accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED, continued

(In Thousands Except Share and Per Share Amounts)

	September 30, 2011	December 31, 2010 (A)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Note payable to bank	$3,351	$--
Accounts payable	2,304	2,033
Accrued compensation and commissions expense	1,203	1,302
Other accrued expenses	877	1,025
Current maturities of long-term debt	338	299
Total Current Liabilities	8,073	4,659
Long-term debt, net of current portion	145	370
Total Liabilities	8,218	5,029

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $0.01 par value - 10,000,000 shares authorized; 2,617,260 shares issued and 2,581,817 outstanding at September 30, 2011 and 2,267,260 shares issued and outstanding at December 31, 2010	26	22
Additional paid-in capital	27,495	20,893
Accumulated deficit	(1,503)	(2,181)
Treasury Stock	(315)	--
Accumulated other comprehensive income (loss)	18	(38)
Total Stockholders’ Equity	25,721	18,696
Total Liabilities and Stockholders’ Equity	$33,939	$23,725

(A)
The Condensed Consolidated Balance Sheet as of December 31, 2010 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

(In Thousands, Except Share and Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

REVENUES	$9,629	$12,397	$28,295	$35,633
Cost and expenses:
Manufacturing cost of sales	6,930	7,741	19,591	22,779
Engineering, selling and administrative	2,577	2,465	7,635	7,108
Total Cost and Expenses	9,507	10,206	27,226	29,887
OPERATING INCOME	122	2,191	1,069	5,746
Other income (expense):
Interest (expense)	(41)	(71)	(82)	(288)
Other income (expense)	10	(53)	24	(22)
Total Other Income (Expense)	(31)	(124)	(58)	(310)
INCOME BEFORE INCOME TAXES	91	2,067	1,011	5,436
Income tax provision	--	(89)	(333)	(215)

NET INCOME	$91	$1,978	$678	$5,221

Weighted average number of shares used in basic and diluted net income per common share calculation.	2,609,334	2,249,416	2,569,717	2,246,390

BASIC AND DILUTED NET INCOME PER COMMON SHARE	$0.03	$0.88	$0.26	$2.32

See accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — UNAUDITED

(Dollars in Thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2010	2,267,260	$22	$20,893	$(2,181)	$(38)	$--	$18,696
Comprehensive income:
Net income for period	--	--	--	678	--	--	678
Other comprehensive income	--	--	--	--	56	--	56
Comprehensive income							734
Stock-based compensation	--	--	202	--	--	--	202
Issuance of new shares for capital offering	350,000	4	6,400	--	--	--	6,404
Purchase of common stock for treasury	(35,443)	--	--	--	--	(315)	(315)
Balance at September 30, 2011	2,581,817	$26	$27,495	$(1,503)	$18	$(315)	$25,721

See accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

(In Thousands)

	Nine Months Ended September 30,
	2011	2010

OPERATING ACTIVITIES
Net income	$678	$5,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	521	493
Amortization of finite-lived intangible assets	108	90
Gain on disposal of Lynch property	(6)	--
Stock-based compensation	202	91
Deferred income tax provision	213	--
Changes in operating assets and liabilities:
Increase in accounts receivable	(38)	(1,887)
Increase in inventories	(167)	(1,346)
Increase in trade accounts payable, accrued liabilities and other liabilities	80	243
Decrease in other current assets	9	119
Net cash provided by operating activities	1,600	3,024

INVESTING ACTIVITIES
Capital expenditures	(1,285)	(340)
Net cash used in investing activities	(1,285)	(340)

FINANCING ACTIVITIES
Net borrowings (repayments) on note payable to bank	3,351	(1,696)
Proceeds from issuance of common stock	6,562	--
Payment of expenses related to the public offering	(158)	--
Proceeds from long-term debt	536	--
Repayments of long-term debt	(722)	(2,549)
Purchase of treasury stock	(315)	--
Net cash provided by (used in) financing activities	9,254	(4,245)

Increase (decrease) in cash and cash equivalents	9,569	(1,561)
Cash and cash equivalents at beginning of period	4,147	3,816
Cash and cash equivalents at end of period	$13,716	$2,255

Supplemental Disclosure:

Cash paid for income taxes	$35	$1
Cash paid for interest	$52	$293
Supplemental Disclosure of noncash investing activity:

Note receivable obtained in sale of property by Lynch Systems	$299	$--

See accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.	Subsidiaries of the Registrant

The LGL Group, Inc. (the “Company”), formerly Lynch Corporation, incorporated in 1928 under the laws of the State of Indiana and reincorporated under the laws of the State of Delaware in 2007, is a holding company with subsidiaries engaged in the design, manufacture, and sale of standard and custom engineered electronic components.

As of September 30, 2011, the subsidiaries of the Company are as follows:

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

C.	Inventories

Inventories are stated at the lower of cost or market value.  The Company reduces the value of its inventories to market value when the value is believed to be less than the cost of the item.

	September 30, 2011	December 31, 2010
	(in thousands)
Raw materials	$2,971	$2,685
Work in process	1,360	1,663
Finished goods	1,783	1,599
Total Inventories	$6,114	$5,947

The inventory reserve for obsolescence as of September 30, 2011 and December 31, 2010 was $1,814,000 and $1,608,000, respectively.

D.	Notes Payable to Banks and Long-Term Debt

	September 30, 2011	December 31, 2010
Notes Payable:	(in thousands)
MtronPTI revolving loan with J.P. Morgan Chase Bank, N.A. (“Chase”) at the greater of Chase’s prime rate or the one-month LIBOR rate plus 2.50% per annum (3.25% at September 30, 2011), due June 30, 2013.	$3,351	$--

Long-Term Debt:
MtronPTI term loan with First National Bank of Omaha (“FNBO”), retired on June 30, 2011.	$--	$669
MtronPTI term loan with Chase due January 31, 2013. The note bears interest at a fixed rate of 5.00%	483	--

Less: Current maturities	338	299
Long-Term Debt	$145	$370

On June 30, 2011, MtronPTI, certain of the Company’s subsidiaries, together referred to as MtronPTI, entered into a loan agreement with Chase (the “Chase Loan Agreement”). The Chase Loan Agreement provides for the following credit facilities: (i) a revolving line of credit in the amount of $4,000,000, to be used solely for working capital needs (the “Chase Revolving Loan”), (ii) a commercial line of credit in the amount of $2,000,000, to be used solely for tangible capital expenditures and, at Chase’s sole discretion, business acquisitions (the “Chase Commercial Loan”), and (iii) a term loan in the amount of $536,000 (the “Chase Term Loan”). The Chase Revolving Loan bears interest at the greater of (x) Chase’s prime rate or (y) the one-month LIBOR rate plus 2.50% per annum (the “CB Rate”), with interest due and payable on a monthly basis and the outstanding principal balance plus all accrued but unpaid interest due and payable on June 30, 2013. The Chase Commercial Loan bears interest at the CB Rate, with interest due and payable on a monthly basis and the outstanding principal balance plus all accrued but unpaid interest due and payable on June 30, 2012.

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

The Chase Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, financial covenants that MtronPTI maintain: (i) tangible net worth not less than the sum of $7,500,000, plus 50% of the net income earned by MtronPTI for the preceding six-month period at June 30, 2011, with the threshold amount continuing to increase at December 31st and June 30th of each year by 50% of the net income earned by MtronPTI for the preceding six months; (ii) net income of not less than $1,000,000 for the fiscal year-to-date period ending June 30, 2011, $1,500,000 for the fiscal year-to-date period ending September 30, 2011, and $2,000,000 for the fiscal year-to-date period ending December 31, 2011 and thereafter, provided that MtronPTI not experience two consecutive quarterly losses; and (iii) a debt service coverage ratio of not less than 1.25 to 1.00, tested at the end of every fiscal year.  At September 30, 2011, MtronPTI was in compliance with all covenants under the Chase Loan Agreement.

On October 14, 2004, MtronPTI entered into a loan agreement with FNBO that was amended and restated on July 30, 2010 (the “FNBO Loan Agreement”).  The FNBO Loan Agreement provided for a revolving credit facility of up to $4,000,000 (the “FNBO Revolving Loan”).  The principal balance of the FNBO Revolving Loan bore interest at 30-day LIBOR plus 3.25% (but in no event below 4.25%), with interest only payments due monthly and the final payment of principal and interest due on June 30, 2011.    The FNBO Loan Agreement also provided for a term loan in the original principal amount of $2,000,000 (the “FNBO Term Loan”), which bore interest at 30-day LIBOR plus 2.10%.  On June 30, 2011, the FNBO Revolving Loan expired, the Company repaid the remaining $596,000 of principal and interest due under the FNBO Term Loan and the Company terminated the FNBO Loan Agreement.

E.	Stock Based Compensation

The Company estimates the fair value of stock options on the grant date using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. There is no expected dividend rate. Historical Company information was the primary basis for the expected volatility assumption. The fair value of grants in prior years was calculated using historical volatility as the Company believes that the historical volatility over the life of the option is indicative of expected volatility in the future. The risk-free interest rate is based on the U.S. Treasury zero-coupon rates with a remaining term equal to the expected term of the option. Accounting Standards Codification (“ASC”)  718, Stock Compensation, also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on past history of actual performance, a zero forfeiture rate has been assumed.

On March 14, 2011, the Board of Directors granted options to purchase a total of 90,000 shares of the Company’s common stock to members of senior management and the Company’s Chairman of the Board. These stock options have an exercise price of $22.50 and vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date.  These stock options expire on March 14, 2016.  Total stock compensation related expense for this grant for the nine-month period ended September 30, 2011 was approximately $145,000. The unrecognized compensation expense related to these options of approximately $739,000 as of September 30, 2011 will be recognized over the vesting period.

Restricted stock awards are granted at a value equal to the market price of our common stock on the date of the grant. On December 15, 2010, the Board of Directors granted a total of 12,647 restricted shares to 14 employees of the Company. These shares vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date. Total stock compensation related expense for this grant for the nine-month period ended September 30, 2011 was approximately $57,000. The unrecognized compensation expense related to these awards of approximately $182,000 as of September 30, 2011 will be recognized over the vesting period.

F.	Earnings Per Share

The Company computes earnings per share in accordance ASC 260, Earnings Per Share (“ASC 260”).  Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share adjusts basic earnings per share for the effects of stock options, non-participating restricted common stock, and other potentially dilutive financial instruments, only in the periods in which the effects are dilutive.  Shares of restricted stock granted to members of the Board of Directors as a portion of their director fees are deemed to be participating as defined by ASC 260 and therefore are included in the computation of basic earnings per share.

For the three and nine months ended September 30, 2011, there were options to purchase 90,000 shares of common stock that were excluded from the diluted earnings per share computation because the impact of the assumed exercise of such stock options would have been anti-dilutive, based on the fact that their exercise price exceeded the market price of the common stock as of September 30, 2011.

G.	Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes the changes in fair value of investments classified as available-for-sale and the change in fair value of the derivative instrument designated as a cash flow hedge.

For the nine months ended September 30, 2011, total comprehensive income was $734,000, comprising net income of $678,000 and change in accumulated other comprehensive income of $56,000, compared to total comprehensive income of $5,327,000 in the nine months ended September 30, 2010, comprising net income of $5,221,000 and change in accumulated other comprehensive income of $106,000.

The components of accumulated other comprehensive income (loss), net of related taxes at September 30, 2011 and December 31, 2010, are as follows:

	September 30, 2011	December 31, 2010
	(in thousands)
Deferred loss on swap liability on hedge contracts	$--	$(21)
Unrealized gain on available-for-sale securities	30	20
Other comprehensive income (tax effect)	(12)	(37)
Accumulated other comprehensive income (loss)	$18	$(38)

H.	Fair Value Measurements

The Company measures financial assets and liabilities at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures.  These measurements involve various valuation techniques and assume that the transactions would occur between market participants in the most advantageous market for the Company.  The following is a summary of valuation techniques utilized by the Company for its significant financial assets and liabilities as of September 30, 2011 and December 31, 2010:

Assets

To estimate the market value of its marketable securities, the Company obtains current market pricing from quoted market sources or uses pricing for identical securities. Assets measured at fair value on a recurring basis are summarized below.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	September 30, 2011
	(in thousands)
Equity securities	$44	$--	$--	$44
U.S. Treasury securities	$10,087	$--	$--	$10,087

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2010
	(in thousands)
Equity securities	$35	$--	$--	$35
U.S. Treasury securities	$949	$--	$--	$949

Liabilities

To estimate the fair value of the swap liability on hedge contracts as of the measurement date, the Company obtains inputs other than quoted prices that are observable for the liability. Liabilities measured at fair value on a recurring basis are summarized below.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	September 30, 2011
(in thousands)
Interest rate swap	$--	$--	$--	$--

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2010
	(in thousands)
Interest rate swap	$--	$21	$--	$21

I.	Foreign Revenues

For the three and nine months ended September 30, 2011 and 2010, foreign revenues were derived from the following countries:

	Three Months Ended September 30,
Foreign Revenues:	2011	2010
	(in thousands)
China	$2,236	$1,714
Malaysia	1,662	1,568
Thailand	749	983
Mexico	327	697
All other foreign countries	814	762
Total foreign revenues	$5,788	$5,724

	Nine Months Ended September 30,
Foreign Revenues:	2011	2010
	(in thousands)
Malaysia	$4,660	$4,872
China	5,188	4,502
Thailand	1,463	1,891
Singapore	640	652
Korea	640	135
Mexico	679	1,803
All other foreign countries	2,497	2,303
Total foreign revenues	$15,767	$16,158

J.	Commitments and Contingencies

In the normal course of business, the Company and its subsidiaries may become defendants in certain product liability, worker claims and other litigation.  The Company and its subsidiaries have no litigation pending at this time.

K.	Income Taxes

The effective income tax rate for the nine months ended September 30, 2011 was 32.9%, compared to an effective income tax rate of 3.9% for the nine months ended September 30, 2010. The effective income tax rate for the nine months ended September 30, 2010, was significantly lower due to the projected utilization of the Company’s net operating loss carryforwards, which were offset by the effect of the valuation allowance against those deferred tax assets, resulting in a reduction in the provision for income taxes recognized in that period. The valuation allowance against the Company’s deferred tax assets was released as of December 31, 2010. Beginning in the quarter ended March 31, 2011 and going forward, the Company, if it generates taxable income, will have a more normalized effective income tax rate, but does not expect to pay cash for federal income taxes until the remainder of its deferred tax assets related to net operating loss carryforwards have been utilized.

    The Company provided a provision of $0 for the three months ended September 30, 2011 for foreign and state income taxes and the expected utilization of a portion of the existing Federal and State net operating loss carryforwards. The Company provided a provision of $0 for foreign and state income taxes for the three months ended September 30, 2010.

L.	Stockholders’ Equity

    On August 29, 2011, the Board of Directors authorized the Company to repurchase up to 100,000 shares of our common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized and available for repurchase under the Company’s existing share repurchase program to 540,000 shares, at such times, amounts and prices as the Company shall deem appropriate. As of September 30, 2011, the Company has repurchased a total of 35,443 shares of common stock at a cost of $315,000, which shares are currently held in treasury.

M.	Related Party Transactions

At September 30, 2011, the Company had $13,716,000 of cash and cash equivalents compared with $4,147,000 at December 31, 2010.  Of this amount, $10,087,000 at September 30, 2011, compared with $949,000 at December 31, 2010, is invested in United States Treasury money market funds for which an entity controlled by a 10% stockholder, and for which a Director of the Company serves as a Director, serves as the investment manager. The fund transactions in 2011 and 2010 are directed at the discretion of Company management and carried out by the related party.

N.	New Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. Many of the amendments in this update change the wording used in the existing guidance to better align U.S. generally accepted accounting principles with International Financial Reporting Standards and to clarify the FASB’s intent on various aspects of the fair value guidance. This update is effective for us in our first quarter of 2012 and should be applied prospectively. The adoption of this new guidance will not have a significant impact on our consolidated financial statements.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This update is effective for us for our annual impairment tests performed during 2012 and should be applied on a prospective basis. The adoption of this new guidance will not have a significant impact on our consolidated financial statements.

O.	Subsequent Events

On November 10, 2011, the Company entered into a new employment agreement with Gregory P. Anderson (the “Anderson Employment Agreement”) to serve as the Company’s President and Chief Executive Officer, effective as of November 2, 2011 (the “Effective Date”). Under the Anderson Employment Agreement, Mr. Anderson receives an annual base salary of $200,000 and is eligible to receive annual bonuses based upon the achievement of certain management objectives determined by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”). The term of the Anderson Employment Agreement is two years, starting on the Effective Date.

Pursuant to the Anderson Employment Agreement, if Mr. Anderson’s employment is terminated by the Company for cause (as defined under the Anderson Employment Agreement) or by Mr. Anderson other than for good reason (as defined under the Anderson Employment Agreement), Mr. Anderson will receive his base salary through the date of termination. If Mr. Anderson’s employment is terminated as a result of his death or disability, Mr. Anderson or his estate (as applicable) will receive his base salary through the date of termination and any earned but unpaid portion of his annual bonus. If Mr. Anderson’s employment is terminated by the Company for reasons other than those stated above or by Mr. Anderson for good reason, or upon the expiration of the term of the Anderson Employment Agreement, Mr. Anderson will receive his base salary through the date of termination and $100,000 in severance payments ($50,000 payable in three equal monthly installments during the first three months after termination and the remaining $50,000 payable six months after termination), all of his unvested restricted shares of the Company’s common stock will vest (50% to vest six months after termination and the remaining 50% to vest one year after termination), and a portion of his unvested stock options deemed by the Compensation Committee to have been earned prior to termination will vest (such determination to be made as soon as reasonably practicable after the third anniversary of the grant date of any such options).

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

Results of Operations

Three months ended September 30, 2011, compared to three months ended September 30, 2010

Consolidated Revenues and Gross Margin

Consolidated revenues decreased by $2,768,000, or 22.3%, to $9,629,000 for the three-month period ended September 30, 2011 from $12,397,000 for the comparable period in 2010. The decrease was primarily the result of a reduction in order activity for the Military, Instrumentation, Space and Avionics (“MISA”) market segment due to uncertainty related to government budget and spending cycles, as well as the effects of weakness in the global macroeconomic climate.  The Company is continuing its efforts to grow revenue by working to gain market share with new and existing customers, as well as by continuing its product development efforts to serve additional segments of the timing and frequency equipment market, such as alternative energy management, energy exploration, military personnel protection and homeland security.

 As of September 30, 2011, the Company’s order backlog was $9,119,000, which was a decrease of 24.6% compared to the backlog as of June 30, 2011, which was $12,093,000, and a decrease of 23.8% compared to the backlog as of September 30, 2010, which was $11,973,000.  The decrease in backlog is primarily due to reduced order activity from our existing customers in the MISA market segment, and extended order request dates that fall outside of the 12-month timeframe reflected in the order backlog.  The backlog of unfilled orders includes amounts based on signed contracts as well as other agreements we have determined are legally binding and likely to proceed.  Although backlog represents only business that is considered likely to be performed, cancellations or scope adjustments may and do occur.

Backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any.  The Company expects to fill substantially its entire current backlog within the next twelve months, but cannot provide assurance as to the portion of the backlog to be fulfilled in a given year.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues decreased to 28.0% for the three months ended September 30, 2011 from 37.6% for the comparable period in 2010.  This decrease is due primarily to the 22.3% decrease in revenues from the comparable period in 2010, which eroded gross margin by spreading fixed infrastructure costs over a smaller revenue base.  The Company is continuing its efforts to further improve its manufacturing and supply chain efficiency.

Operating Income

Operating income was $122,000 for the third quarter of 2011 compared to $2,191,000 for the comparable period in 2010.  This decrease is primarily the result of a 9.6 percentage point decrease in gross margin, which was mainly the result of the 22.3% decrease in revenues as compared to the same period in 2010.  The decrease was also attributable to an increase in engineering, selling and administrative expenses as compared to the same period in 2010, primarily due to an increase in the Company’s investment in engineering and marketing efforts to introduce new product designs and increase its market share.

Interest expense

Interest expense was $41,000 for the three-month period ended September 30, 2011, which was a decrease of $30,000 from $71,000 for the three-month period ended September 30, 2010.  The decrease was primarily due to the repayment of our term loan with RBC Centura Bank on September 30, 2010, which was partially offset by the increase in the balance under the Chase Revolving Loan during the quarter ended September 30, 2011.

Net Income

Net income for the third quarter 2011 was $91,000 compared to net income of $1,978,000 for the comparable period in 2010.  The decrease was primarily attributable to a 22.3% decrease in revenues for the three-month period ended September 30, 2011, as compared to the same period in 2010, and a 9.6% decrease in gross margin as compared to the same period in 2010. Basic and diluted net income per share for the period ended September 30, 2011, was $0.03 compared with $0.88 for the period ended September 30, 2010.  The decrease in basic and diluted earnings per share was also attributable to the 16% increase in the weighted average number of shares outstanding, which was 2,609,334 for the three months ended September 30, 2011, compared to 2,249,416 for same period in 2010.  The increase in the weighted average number of shares is due primarily to the additional 350,000 shares sold by the Company in its public offering completed in February 2011 (the “Public Offering”).

Results of Operations

Nine months ended September 30, 2011, compared to nine months ended September 30, 2010

Consolidated Revenues and Gross Margin

Consolidated revenues decreased by $7,338,000, or 20.6%, to $28,295,000 for the nine-month period ended September 30, 2011, from $35,663,000 for the comparable period in 2010.  The decrease was primarily the result of a reduction in order activity for the MISA market segment due to uncertainty related to government budget and spending cycles.  The Company is continuing its efforts to grow revenue by working to gain market share with new and existing customers, as well as by continuing its product development efforts to serve additional segments of the timing and frequency equipment market, such as alternative energy management, energy exploration, military personnel protection and homeland security.

As of September 30, 2011, the Company’s order backlog was $9,119,000, which was a decrease of 15.0% compared to the backlog as of December 31, 2010, which was $10,734,000, and a decrease of 23.8% compared to the backlog as of September 30, 2010, which was $11,973,000.  The decrease in backlog from December 31, 2010, is primarily due to reduced order activity from our existing customers in the MISA market segment, and extended order request dates that fall outside of the 12-month timeframe reflected in the order backlog. The backlog of unfilled orders includes amounts based on signed contracts as well as other agreements we have determined are legally binding and likely to proceed.  Although backlog represents only business that is considered likely to be performed, cancellations or scope adjustments may and do occur.

Backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any.  The Company expects to fill substantially its entire current backlog within the next twelve months, but cannot provide assurance as to the portion of the backlog to be fulfilled in a given year.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues decreased to 30.8% for the nine-month period ended September 30, 2011, from 36.1% for the comparable period in 2010.  This decrease is due primarily to the 20.6% decrease in revenues compared to the comparable period in 2010, which reduced gross margin by spreading fixed infrastructure costs over a smaller revenue base.  The Company is continuing its efforts to further improve its manufacturing and supply chain efficiency.

    Operating Income

Operating income was $1,069,000 for the nine months ended September 30, 2011, compared to $5,746,000 for the comparable period in 2010.  This decrease is primarily the result of a 5.3 percentage point decrease in gross margin, which was mainly the result of the 20.6% decrease in revenues as compared to the same period in 2010.  The decrease was also attributable to an increase in engineering, selling and administrative expenses as compared to the same period in 2010, primarily due to an increase in the Company’s investment in its engineering and marketing efforts to introduce new product designs and increase its market share.

Interest expense

Interest expense was $82,000 for the nine-month period ended September 30, 2011, which was a decrease of $206,000 from $288,000 for the comparable period in 2010.  The decrease was primarily due to the repayment of our term loan with RBC Centura Bank on September 30, 2010, which was partially offset by the increase in the balance under the Chase Revolving Loan during the quarter ended September 30, 2011.

Income Taxes

The effective income tax rate for the nine months ended September 30, 2011 was 32.9%, compared to an effective income tax rate of 3.9% for the nine months ended September 30, 2010. The effective income tax rate for the nine months ended September 30, 2010, was significantly lower due to the projected utilization of the Company’s net operating loss carryforwards, which were offset by the effect of the valuation allowance against those deferred tax assets, resulting in a reduction in the provision for income taxes recognized in that period. The valuation allowance against the Company’s deferred tax assets was released as of December 31, 2010. Beginning in the quarter ended March 31, 2011 and going forward, the Company, if it generates taxable income, will have a more normalized effective income tax rate, but does not expect to pay cash for federal income taxes until the remainder of its deferred tax assets related to net operating loss carryforwards have been utilized.

Net Income

Net income for the nine-month period ended September 30, 2011, was $678,000 compared to net income of $5,221,000 for the comparable period in 2010.  The decrease was primarily attributable to a 20.6% decrease in revenues for the nine-month period ended September 30, 2011, as compared to the same period in 2010, a 5.3% decrease in gross margin, as well as an increase in the income tax provision of ($118,000) to ($333,000) for the nine months ended September 30, 2011, compared to ($215,000) in same period in 2010, due to an increase in the estimated full year effective income tax rate for 2011.  Basic and diluted net income per share for the nine months ended September 30, 2011, was $0.26 compared with $2.32 for the nine months ended September 30, 2010.  The decrease in basic and diluted earnings per share was also attributable to the 14.4% increase in the weighted average number of shares outstanding, which was 2,569,717 for the nine months ended September 30, 2011, compared to 2,246,390 for same period in 2010.  The increase in the weighted average number of shares is due primarily to the additional 350,000 shares sold by the Company in the Public Offering completed in February 2011.

Liquidity and Capital Resources

The Company’s cash and cash equivalents at September 30, 2011 were $13,716,000 as compared to $4,147,000 at December 31, 2010.  At September 30, 2011, MtronPTI had $3,351,000 outstanding under the Chase Revolving Loan and available borrowing capacity of $398,000 under the Chase Revolving Loan (total borrowing capacity was below the maximum $4,000,000 available due to certain limitations on the borrowing base as defined in the Chase Loan Agreement) and $2,000,000 under the Chase Commercial Loan, compared with $0 outstanding and available borrowing capacity of $4,000,000 at December 31, 2010 under the FNBO Revolving Loan.  At September 30, 2011, the Company’s consolidated working capital was $19,150,000, as compared to $12,829,000 at December 31, 2010.  At September 30, 2011, the Company had current assets of $27,223,000 and current liabilities of $8,073,000.   The ratio of current assets to current liabilities was 3.37 to 1.00 at September 30, 2011, compared to 3.75 to 1.00 at December 31, 2010.   The increase in net working capital is primarily due to the increase in the Company’s cash and cash equivalents balance as a result of the net proceeds of $6,404,000 from the Company’s sale of 350,000 shares of its common stock in the Public Offering completed in February 2011.

Cash provided by operating activities was $1,600,000 for the nine months ended September 30, 2011, compared to cash provided by operating activities of $3,024,000 for the nine months ended September 30, 2010.  The decrease in cash provided by operating activities is due to the decrease in net income to $678,000 for the nine months ended September 30, 2011 from $5,221,000 for the nine months ended September 30, 2010. This decrease in net income was partially offset by a use of cash resulting from an increase in accounts receivable of $(38,000) compared to the net increase of accounts receivable of ($1,887,000) during the same period in 2010, and a use of cash resulting from an increase in the inventory balance of ($167,000) compared to an increase of ($1,346,000) during the same period in 2010. Cash used in investing activities was ($1,285,000) for the nine months ended September 30, 2011, compared to ($340,000) for the same period in 2010.  The increase was due primarily to the Company’s continued investment in machinery and equipment related to new production activities and replacement of obsolete equipment as needed, as well as an investment of ($450,000) in software to replace the Company’s existing enterprise resource planning systems, which is being implemented during 2011.

Cash provided by financing activities from operations was $9,254,000 for the nine months ended September 30, 2011, compared with cash used in financing activities of ($4,245,000) for the same period in 2010.  The increase in cash provided by financing activities is due to the Company’s completion of the Public Offering in February 2011, resulting in net proceeds of $6,404,000, and the increase in borrowings on notes payable to bank in the amount of $3,351,000 for the nine months ended September 30, 2011.

At September 30, 2011, total liabilities of $8,218,000 was $3,189,000 greater than the total liabilities at December 31, 2010, of $5,029,000. The increase in total liabilities was primarily due to an increase in notes payable to bank of $3,351,000.  At September 30, 2011, the Company had $338,000 in current maturities of long-term debt compared with $299,000 at December 31, 2010.

On June 30, 2011, MtronPTI entered into the Chase Loan Agreement with Chase. The Chase Loan Agreement provides for the following credit facilities: (i) a revolving line of credit in the amount of $4,000,000, to be used solely for working capital needs, referred to as the Chase Revolving Loan, (ii) a commercial line of credit in the amount of $2,000,000, to be used solely for tangible capital expenditures and, at Chase’s sole discretion, business acquisitions, referred to as the Chase Commercial Loan, and (iii) a term loan in the amount of $536,000, referred to as the Chase Term Loan. The Chase Revolving Loan bears interest at the greater of (x) Chase’s prime rate or (y) the one-month LIBOR rate plus 2.50% per annum, referred to as the CB Rate, with interest due and payable on a monthly basis and the outstanding principal balance plus all accrued but unpaid interest due and payable on June 30, 2013. The Chase Commercial Loan bears interest at the CB Rate, with interest due and payable on a monthly basis and the outstanding principal balance plus all accrued but unpaid interest due and payable on June 30, 2012. The Chase Term Loan bears interest at 5.00% per annum, with principal and interest due and payable in monthly installments of $29,500 and the outstanding principal balance, plus all accrued but unpaid interest due and payable on January 31, 2013.

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

The Chase Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, financial covenants that MtronPTI maintain: (i) tangible net worth not less than the sum of $7,500,000, plus 50% of the net income earned by MtronPTI for the preceding six-month period at June 30, 2011, with the threshold amount continuing to increase at December 31st and June 30th of each year by 50% of the net income earned by MtronPTI for the preceding six months; (ii) net income of not less than $1,000,000 for the fiscal year-to-date period ending June 30, 2011, $1,500,000 for the fiscal year-to-date period ending September 30, 2011, and $2,000,000 for the fiscal year-to-date period ending December 31, 2011 and thereafter, provided that MtronPTI not exhibit two consecutive quarterly losses; and (iii) a debt service coverage ratio of not less than 1.25 to 1.00, tested at the end of every fiscal year.  At September 30, 2011, MtronPTI was in compliance with all covenants under the Chase Loan Agreement.

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

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  Estimates are based on historical collection experience, current trends, credit policy and relationship between accounts receivable and revenues.  In determining these estimates, the Company examines historical write-offs of its receivables and reviews each client’s account to identify any specific customer collection issues.  If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances might be required.  The Company’s failure to estimate the losses for doubtful accounts accurately and ensure that payments are received on a timely basis could have a material adverse effect on its business, financial condition and results of operations.

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

Warranties

The Company offers a standard one-year warranty. The Company tests its products prior to shipment in order to ensure that they meet each customer’s requirements based upon specifications received from each customer at the time its order is received and accepted. The Company’s customers may request to return products for various reasons, including but not limited to the customers’ belief that the products are not performing to specification. The Company’s return policy states that it will accept product returns only with prior authorization and if the product does not meet customer specifications, in which case the product would be replaced or repaired. To accommodate the Company’s customers, each request for return is reviewed, and if and when it is approved, a return materials authorization (“RMA”) is issued to the customer. Each month the Company records a specific warranty reserve for approved RMAs covering products that have not yet been returned. The Company does not maintain a general warranty reserve because, historically, valid warranty returns resulting from a product not meeting specifications or being non-functional have been immaterial.

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

Stock-Based Compensation

The Company accounts for stock-based compensation under  ASC Topic 718, Share-Based Payments, referred to herein as ASC 718.  ASC 718 requires the Company to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize cost over the requisite service period.  Under the modified prospective transition method, financial statements for periods prior to the date of adoption are not adjusted for the change in accounting.  However, the compensation expense is recognized for (a) all share-based payments granted after the effective date under ASC 718, and (b) all awards granted under ASC 718 to employees prior to the effective date that remain unvested on the effective date.  The Company recognizes compensation expense on fixed awards with pro rata vesting on a straight-line basis over the service period.

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

Item 4.                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2011, there were no changes in the Company’s internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                                Legal Proceedings.

None.

Item 1A.                      Risk Factors.

None.

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of our common stock during the quarter ended September 30, 2011:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs

July 1, 2011 to July 31, 2011	--	$--	--	$--
August 1, 2011 to August 31, 2011	8,000	7.84	8,000	532,000
September 1, 2011 to September 30, 2011	27,443	9.19	27,443	504,557
	35,443	8.89	35,443

(1)
All of the shares purchased during the quarter ended September 30, 2011 were purchased under our publicly announced repurchase program. On August 29, 2011, we announced that our Board of Directors authorized the repurchase of up to 100,000 shares, increasing the total number of shares authorized to be repurchased under our repurchase program to 540,000 shares. There is no expiration date for this program.

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

____________

* Filed herewith

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LGL GROUP, INC.

Date: November 14, 2011	BY:	/s/ Gregory P. Anderson
Gregory P. Anderson
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2011	BY:	/s/ R. LaDuane Clifton
R. LaDuane Clifton
Chief Accounting Officer (Principal Financial Officer)

