Form 10-K
period 2011-12-31
LGL GROUP INC
filed 2012-03-30
CIK 61004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2011

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

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

 Large accelerated filer ☐                                                                                Accelerated filer ☐

Non-accelerated filer ☐                                                                                Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter ($9.89), was $21,831,868.  Solely for the purpose of this calculation, shares held by directors and executive officers of the registrant have been excluded.  Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

The number of outstanding shares of the registrant’s common stock was 2,599,866 as of March 27, 2012.

THE LGL GROUP, INC.

Page

PART I

Item 1.	Business.	1
Item 1A.	Risk Factors.	7
Item 1B.	Unresolved Staff Comments.	14
Item 2.	Properties.	14
Item 3.	Legal Proceedings.	14
Item 4.	Mine Safety Disclosures.	14

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	15
Item 6.	Selected Financial Data.	17
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	22
Item 8.	Financial Statements and Supplementary Data.	22
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	22
Item 9A.	Controls and Procedures.	22
Item 9B.	Other Information.	23

PART III

Item 10.	Directors and Executive Officers and Corporate Governance.	24
Item 11.	Executive Compensation.	27
Item 12.	Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters.	31
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	31
Item 14.	Principal Accountant Fees and Services.	33

PART IV

Item 15.	Exhibits and Financial Statement Schedules	34

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

Further, we do not undertake any obligation to update publicly any forward-looking statements.  As a result, you should not place undue reliance on these forward-looking statements.

Item 1. Business.

The LGL Group, Inc., formerly Lynch Corporation, incorporated in 1928 under the laws of the State of Indiana and reincorporated under the laws of the State of Delaware in 2007, is a globally-positioned producer of industrial and commercial products and services that is currently focused on the design and manufacture of highly-engineered electronic components and subsystems.  The LGL Group, Inc. and its subsidiaries (collectively, the “Company”) maintains its executive offices at 2525 Shader Road, Orlando, Florida, 32804.  The Company’s telephone number is (407) 298-2000.  The Company’s common stock is traded on NYSE Amex under the ticker symbol “LGL”.

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

The Company’s business development strategy is to expand its existing operations primarily through organic growth, and joint venture or merger and acquisition opportunities.  It may, from time to time, consider the acquisition of other assets or businesses that are not related to its present businesses.  However, the Company’s ability to consummate an acquisition may be dependent on its ability to obtain financing, which may be hindered by our results of operations, our financial condition, or by the prevailing global economic and financial market conditions.

Overview of MtronPTI

MtronPTI designs, manufactures and sells standard and custom-engineered electronic components that are used primarily to control the frequency or timing of signals in electronic circuits.  Its devices, which are commonly called frequency control devices, are used extensively in infrastructure equipment for the telecommunications and network equipment industries.  Its devices are also used in electronic systems for military applications, avionics, earth-orbiting satellites, medical devices, instrumentation, industrial devices and global positioning systems.

MtronPTI’s frequency control devices consist of packaged quartz crystals, crystal oscillators and electronic filters.  Its products produce an electrical signal that has the following attributes:

‒	Accuracy — the measure of error between the specified frequency and the produced frequency;

‒	Stability — the frequency of the signal does not vary significantly when the product is subjected to a range of operating environments; and

‒	Low electronic noise — the signal does not add interfering signals that can degrade the performance of electronic systems.

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

MtronPTI believes that it may be able to enhance its business opportunities significantly by acquiring technology, product portfolios, new design capabilities, and/or access to a portfolio of targeted customers.  Some of these may offer immediate sales opportunities, while others may meet longer-term objectives.  It plans to pursue these opportunities by making strategic acquisitions or by acquiring or licensing technology.

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

MtronPTI designs and produces a wide range of packaged quartz crystals, quartz crystal-based oscillators and electronic filter products.  The Packaged Crystal is a single crystal in a hermetically sealed package that is used by electronic equipment manufacturers, along with their own electronic circuitry, to build oscillators for frequency control in their electronic devices.  The Clock Oscillator is the simplest of its oscillators.  It is a self-contained package with a crystal and electronic circuitry that is used as a subsystem by electronic equipment manufacturers to provide frequency control for their devices.  The Voltage Controlled Crystal Oscillator (“VCXO”) is a variable frequency oscillator whose frequency can be changed by varying the control voltage to the oscillator.  The Temperature Compensated Crystal Oscillator (“TCXO”) is a stable oscillator designed for use over a range of temperatures.  Oven-Controlled Crystal Oscillators (“OCXO”) are designed to produce a much higher level of stability over a wide range of operating conditions with very low phase noise.  The Electronic Filters use either crystal technology, precise manufacturing of inductive/capacitive circuits, or low and high-powered cavity designs to provide filters with carefully defined capabilities to filter out unwanted portions of a timing signal.  This variety of features in MtronPTI’s product family offers the designers at electronic equipment manufacturers a range of options as they create the needed performance in their products.

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

MtronPTI has established long-term relationships with several contract manufacturers in Asia.  Approximately 14.7% of MtronPTI’s revenues in 2011 were attributable to one such contract manufacturer with production locations in both Korea and China.  MtronPTI maintains a rigorous quality control system and is an ISO 9001/2008 and AS 9100 Rev. C qualified manufacturer.  MtronPTI’s Hong Kong subsidiary (M-tron Industries, Ltd.) does not manufacture, but acts as a buying agent, regional warehouse, quality control and sales representative for its parent company.

Research and Development

Research and development expense was approximately $1,878,000 and $1,636,000 in 2011 and 2010, respectively.

Marketing and Sales

MtronPTI markets and sells its products through a variety of channels and agents. Nearly all of MtronPTI’s products are sold into a specific design application at an OEM. Some of the products are sold directly to the OEM, some of the products are sold to an Electronic Manufacturing Services (“EMS”) company, which assembles them into final use products on behalf of the OEM and some are sold to an electronics distributor who resells them to the OEM or EMS companies. MtronPTI uses a combination of employees, external manufacturer representatives and electronics distributors to market and sell its products. An important part of the sales process is getting formal OEM confirmation of product suitability for use in a specific system design or a “design-win.”

In most cases, MtronPTI’s customers may cancel their respective orders without penalty up to 60 days prior to the scheduled shipping date.  Within 60 days of the scheduled shipping date, cancellation fees may apply, up to 100% of the contract price.

Customers

MtronPTI markets and sells its frequency control devices primarily to:

‒	OEMs of communications, networking, military, avionics, instrumentation and medical equipment;

‒	Contract manufacturers for OEMs; and

‒	Distributors who sell to OEMs and contract manufacturers.

In 2011, MtronPTI’s largest customer, an electronics contract manufacturing company, accounted for approximately 10.3% of MtronPTI’s total revenues, compared to approximately 11.9% in 2010.  MtronPTI’s second-largest customer in 2011, which was also an electronics contract manufacturing company, accounted for approximately 8.6% of MtronPTI’s total revenues, compared to approximately 10.1% in 2010.  Revenues from MtronPTI’s 10 largest customers accounted for approximately 55.0% of revenues in 2011, compared to approximately 65.3% of revenues in 2010. Two customers accounted for more than 10.0% of accounts receivable in 2011, compared to three customers for 2010. At December 31, 2011, the three largest customers accounted for approximately $1,441,000 of accounts receivable, or 33.4% of MtronPTI’s accounts receivable, compared to approximately 36.2% for MtronPTI’s three largest customers in 2010.

Seasonality

MtronPTI’s business is not seasonal.

Domestic Revenues

MtronPTI’s domestic revenues were $15,644,000 in 2011, or 43.8% of total  consolidated revenues, compared to $25,212,000, or 54.0% of total revenues, in 2010.

International Revenues

MtronPTI’s international revenues were $20,037,000 in 2011, or 56.2% of total revenues, compared to $21,444,000, or 46.0% of total revenues, in 2010.  In each of 2011 and 2010, these revenues were derived mainly from customers in Malaysia and China, with additional significant sales in Thailand and Mexico.  MtronPTI avoids significant currency exchange risk by transacting and settling substantially all international sales in United States dollars.

Risks Attendant to Foreign Operations

See Part I, Item 1A, “Risk Factors,” “We have significant international operations and sales to customers outside of the United States that subject us to certain business, economic and political risks,” for a discussion of the risks attendant to our foreign operations.

Backlog

At December 31, 2011, MtronPTI’s order backlog was $8,634,000, which was a decrease of 19.6% compared to a backlog of $10,734,000 at December 31, 2010.  The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent, which we have determined are firm orders and likely to proceed.  Although backlog represents only firm orders that are considered likely to be fulfilled within the 12 months following receipt of the order, cancellations or scope adjustments may and do occur.

Backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any.  The Company expects to fill its entire 2011 backlog in 2012, but cannot provide assurances as to the portion of backlog to be fulfilled in a given year.

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

Competition

Frequency control devices are sold in a highly competitive industry.  There are numerous domestic and international manufacturers who are capable of providing custom designed quartz crystals, oscillators and electronic filters comparable in quality and performance to MtronPTI’s products.  Competitors include, but are not limited to,  Vectron International and K&L Microwave (divisions of Dover Corporation), CTS Corporation, and Saronix (a division of Pericom Semiconductor Corporation).  MtronPTI does not operate in the same markets as high volume manufacturers of standard products; rather it focuses on manufacturing lower volumes of more precise, custom designed frequency control devices.  Many of MtronPTI’s competitors and potential competitors have substantially greater financial, engineering, manufacturing and marketing resources than MtronPTI.

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

Employees

As of December 31, 2011, the Company employed 199 people (full-time equivalents):  2 within corporate headquarters and 197 within its subsidiary, MtronPTI, which includes 75 in Yankton, South Dakota, 99 in Orlando, Florida, 10 in Hong Kong, 8 in Noida, India, and 5 in Shanghai, China.  In 2011, the Company reduced its headcount by 34 as part of its continuing efforts to improve operational efficiency.  None of its employees are represented by a labor union and the Company considers its employee relations to be good.

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

We are currently dedicated to manufacturing and marketing standard and custom engineered electronic components that are used primarily to control the frequency or timing of signals in electronic circuits, and we do not offer any other products.  Virtually all of MtronPTI’s 2011 and 2010 revenues came from sales of frequency control devices, which consist of packaged quartz crystals, oscillator modules, electronic filters and integrated subsystems.  We expect that this product line will continue to account for substantially all of MtronPTI’s revenues in 2012.

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

We had a net loss in Q4 2011, and we are uncertain as to our ability to sustain profitability.

We had a net loss of ($296,000) for the quarter ended December 31, 2011.  Our revenues are derived solely from our operating subsidiary, MtronPTI, and its future rate of growth and profitability are highly dependent on the development and growth of the markets for communications and network equipment, which are cyclical.  Although we had net income for the twelve months ended December 31, 2011 and 2010, we are uncertain whether we will generate sufficient revenues or sufficiently manage expenses to sustain profitability for the long-term.

We have a number of large customers that account for a significant portion of our revenues, and the loss of any of these customers, or decrease in its demand for our products, could have a material adverse effect on our results.

Revenues from a limited number of customers have accounted for a substantial percentage of our total revenues.  For the year ended December 31, 2011, our largest and second-largest customers, each an electronics contract manufacturing company, accounted for approximately 10.3% and 8.6% of our revenues, respectively, compared to approximately 11.9% and 10.1%, respectively, for the year ended December 31, 2010.  Revenues from our 10 largest customers accounted for approximately 55.0% of our revenues for the year ended December 31, 2011, compared to approximately 65.3% for the year ended December 31, 2010. Two customers accounted for more than 10.0% of accounts receivable in 2011 compared to three customers for 2010. At December 31, 2011, the three largest customers accounted for approximately $1,441,000 of accounts receivable, or 33.4% of the Company’s accounts receivable, compared to approximately 36.2% for the Company’s three largest customers in 2010.  In any period or year, the unexpected loss of, or decline in business from, a major customer could have a material adverse effect on our results.

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

We are a holding company that transacts business through our operating subsidiaries.  Our primary assets are the shares of our operating subsidiaries.  Our ability to meet our operating requirements and to make other payments depends on the surplus and earnings of our subsidiaries and their ability to pay dividends or to advance or repay funds.  The ability of our subsidiaries to pay dividends or make other distributions to the Company is subject to certain limitations under our existing credit facility.

MtronPTI relies upon a limited number of contract manufacturers for a significant portion of its finished products, and a disruption in those relationships could have a negative impact on our revenues.

In 2011, approximately 14.7% of our revenue was attributable to finished products that were manufactured by an independent contract manufacturer with production locations in both Korea and China (as compared to 15.9% in 2010).  We expect this manufacturer to continue to account for a similar portion of our total revenue in 2012 and the next several years.  We do not have a written, long-term supply contract with this manufacturer.  If this manufacturer becomes unable to provide products in the quantities needed, or at acceptable prices, we would have to identify and qualify acceptable replacement manufacturers or manufacture the products internally.  Due to specific product knowledge and process capability, we could encounter difficulties in locating, qualifying and entering into arrangements with replacement manufacturers.  As a result, a reduction in the production capability or financial viability of this manufacturer, or a termination of, or significant interruption in, our relationship with this manufacturer, may adversely affect our results of operations and our financial condition.

MtronPTI’s future rate of growth and profitability are highly dependent on the development and growth of the markets for communications and network equipment, which are cyclical.

In 2011, the majority of MtronPTI’s revenues was derived from sales to manufacturers of communications and network infrastructure equipment, including indirect sales through distributors and contract manufacturers.  In 2012, MtronPTI expects a significant portion of its revenues to continue to be derived from sales to these manufacturers.  Communications and network service providers have experienced periods of capacity shortage and periods of excess capacity.  In periods of excess capacity, communications systems and network operators cut their purchases of capital equipment, including equipment that incorporates MtronPTI’s products.  A slowdown, whether cyclical or otherwise, in the manufacture and purchase of communications and network infrastructure equipment could substantially reduce MtronPTI’s net sales and operating results and adversely affect our financial condition.  Moreover, if the markets for communications or network infrastructure equipment fail to grow as expected, MtronPTI may be unable to maintain or grow its revenue.

The multiple variables which affect the market for communications and network equipment, as well as the number of parties involved in the supply chain and manufacturing process can impact inventory levels and lead to supply chain inefficiencies.  As a result of these complexities, MtronPTI has limited visibility to forecast revenue projections accurately for the near and medium-term timeframes.

Market share of communications and network infrastructure equipment manufacturers may change over time, reducing the value of our relationships with our existing customer base.

We have developed long-term relationships with our existing customers, including pricing contracts, custom designs and approved vendor status.  If these customers lose share to communications and network infrastructure equipment manufacturers with whom we do not have similar relationships, our ability to maintain revenue, margin or operating performance may be adversely affected.

We may make acquisitions that are not successful, or we may fail to integrate acquired businesses into our operations properly.

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

Any transactions that we are able to identify and complete may involve a number of risks, including:

‒	The diversion of our management’s attention from the management of our existing business to the integration of the operations and personnel of the acquired or combined business or joint venture;

‒	Due diligence may not identify material business risks;

‒	Possible adverse effects on our operating results during the integration process;

‒	Substantial acquisition related expenses, which would reduce our net income, if any, in future years;

‒	The loss of key employees and customers as a result of changes in management; and

‒	Our possible inability to achieve the intended objectives of the transaction

In addition, we may not be able to integrate, operate, maintain or manage, successfully or profitably, our newly acquired operations or employees.  We may not be able to maintain uniform standards, controls, policies and procedures, and this may lead to operational inefficiencies.

If MtronPTI is unable to introduce innovative products, demand for its products may decrease.

MtronPTI’s future operating results are dependent on its ability to develop, introduce and market innovative products continually, to modify existing products, to respond to technological change and to customize some of its products to meet customer requirements.  There are numerous risks inherent in this process, including the risks that MtronPTI will be unable to anticipate the direction of technological change or that it will be unable to develop and market new products and applications in a timely or cost-effective manner to satisfy customer demand.

MtronPTI’s markets are highly competitive, and it may lose business to larger and better-financed competitors.

MtronPTI’s markets are highly competitive worldwide, with low transportation costs and few import barriers.  MtronPTI competes principally on the basis of product quality and reliability, availability, customer service, technological innovation, timely delivery and price.  Within the industry in which MtronPTI competes, competition has become increasingly concentrated and global in recent years.  Many of MtronPTI’s major competitors, some of which are larger, and potential competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing and customer support capabilities.

Availability under our revolving credit facility may be limited due to a decline in the borrowing base.

Our credit facilities include a revolving credit facility that is based upon certain assets of MtronPTI, which include accounts receivable and inventory, subject to certain adjustments as defined by the loan agreement governing the revolving credit facility.  The total amount available to be borrowed under the revolving credit facility may be reduced if business activity levels lead to lower asset balances as defined under the loan agreement.

Compliance with the financial covenants under our existing loan agreement may be difficult due to our results of operations, our financial condition, or prevailing economic conditions.

As of December 31, 2011, MtronPTI was not in compliance with certain financial covenants under our existing loan agreement.  We received a waiver with respect to our non-compliance with such financial covenants as of December 31, 2011, and entered into negotiations with the provider of our credit facilities to adjust the financial covenants to permit our continuing compliance with the terms of such covenants.  While we expect to finalize the amendment shortly, there can be no assurance that we will be able to enter into such an amendment.  Whether or not we enter into such an amendment, we may find it difficult to comply with the financial covenants defined under our existing loan agreement, which requires that MtronPTI maintain certain levels of net income, tangible net worth and debt service coverage.  If prevailing business levels cause us to default on one of more of these covenants, the credit facilities under our existing loan agreement may become unavailable and we may be unable to find a replacement facility or obtain additional financing on acceptable terms, or at all.  This may limit our access to capital to fund our business or hinder our ability to meet our strategic objectives.

Under our existing loan agreement, we are required to obtain the lender’s consent for most additional debt financing, potentially making it more difficult for us to obtain such financing.

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

There is a continuing trend among communications and network infrastructure equipment manufacturers to outsource the manufacturing of their equipment or components.  As a result, MtronPTI’s ability to persuade these OEMs to utilize our products in customer designs could be reduced and, in the absence of a manufacturer’s specification of MtronPTI’s products, the prices that MtronPTI can charge for them may be subject to greater competition.

MtronPTI’s customers are significantly larger than it and may exert leverage that will not be in our best interest.

The majority of MtronPTI’s sales are to companies that are many times its size.  This size differential may disadvantage MtronPTI in negotiating contractual terms.  These terms include price, payment terms, product warranties and product consignment obligations.

There is a trend among some of MtronPTI’s larger customers that require MtronPTI to provide increased levels of warranty coverage.  Some of these changes would require MtronPTI to pay substantial financial penalties if the customer invokes the warranty provision.  These additional warranties may result in additional production costs to MtronPTI.  In addition, these new warranty provisions may place MtronPTI at a disadvantage in comparison to its competitors and may result in terms that are not in the best interest of MtronPTI.

Future changes in MtronPTI’s environmental liability and compliance obligations may increase costs and decrease profitability.

MtronPTI’s present and past manufacturing operations, products, and/or product packaging are subject to environmental laws and regulations governing air emissions, wastewater discharges, and the handling, disposal and remediation of hazardous substances, wastes and other chemicals.  In addition, more stringent environmental regulations may be enacted in the future, and we cannot presently determine the modifications, if any, in MtronPTI’s operations that any future regulations might require, or the cost of compliance that would be associated with these regulations.

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

We have office and manufacturing space in Noida, India, and sales offices in Hong Kong and Shanghai, China.  Additionally, foreign revenues for 2011 and 2010 (primarily to Malaysia and China) accounted for 56.2% of our 2011 consolidated revenues and 46.0% of our 2010 consolidated revenues.  We anticipate that sales to customers located outside of the United States will continue to be a significant part of our revenues for the foreseeable future.  Our international operations and sales to customers outside of the United States subject our operating results and financial condition to certain business, economic, political, health, regulatory and other risks, including:

‒	Political and economic instability in countries in which MtronPTI’s products are manufactured and sold;

‒	Expropriation or the imposition of government controls;

‒	Sanctions or restrictions on trade imposed by the United States government;

‒	Export license requirements;

‒	Trade restrictions;

‒	Currency controls or fluctuations in exchange rates;

‒	High levels of inflation or deflation;

‒	Greater difficulty in collecting accounts receivable and longer payment cycles;

‒	Changes in labor conditions and difficulties in staffing and managing international operations; and

‒	Limitations on insurance coverage against geopolitical risks, natural disasters and business operations.

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

Although we have determined that our internal controls are in place and operating effectively, controls could be found to be ineffective in the future, which could harm our business.

We are subject to certain of the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).  While we have not determined that there is a material weakness in our controls currently, we have determined and previously disclosed that there were material weaknesses in our controls in the past.  The controls necessary for continued compliance with Section 404 may not operate effectively at all times, resulting in a material weakness in future periods.  The identification of material weaknesses in internal control over financial reporting, if any, could indicate a lack of proper controls to generate accurate financial statements.  Further, our internal control effectiveness may be impacted if we are unable to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.

Risks Related to Our Common Stock

Our stock price has fluctuated considerably and is likely to remain volatile, in part due to the limited market for our common stock.

From January 1, 2011, through March 27, 2012, the high and low sales prices for our common stock were $25.85 and $6.14, respectively.  There is a limited public market for our common stock, and we cannot provide assurances that a more active trading market will develop.  As a result of low trading volume in our common stock, the purchase or sale of a relatively small number of shares could result in significant share price fluctuations.

Additionally, the market price of our common stock may continue to fluctuate significantly in response to a number of factors, some of which are beyond our control, including the following:

‒	General economic conditions affecting the availability of long-term or short-term credit facilities, the purchasing and payment patterns of our customers, or the requirements imposed by our suppliers;

‒	Economic conditions in our industry and in the industries that typically comprise our customers and suppliers;

‒	Changes in financial estimates or investment recommendations by securities analysts relating to our common stock;

‒	Market reaction to our reported financial results;

‒	Loss of a major customer;

‒	Announcements by our or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and

‒	Changes in key personnel.

Our officers, directors and 10% stockholders have significant voting power and may vote their shares in a manner that is not in the best interest of other stockholders.

Our officers, directors and 10% stockholders control approximately 37.0% of the voting power represented by our outstanding shares of common stock as of March 27, 2012.  If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions.  This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all of our stockholders.

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

Provisions in our certificate of incorporation and by-laws, as well as provisions of the General Corporation Law of the State of Delaware (“DGCL”), may discourage, delay or prevent a merger, acquisition or other change in control of the Company, even if such a change in control would be beneficial to our stockholders.  These provisions include the following:

‒	Prohibiting our stockholders from fixing the number of directors; and

‒	Establishing advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our Board of Directors (the “Board”).

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

MtronPTI owns one building in Orlando, Florida, containing approximately 71,000 square feet on approximately seven acres of land.  MtronPTI owns two buildings in Yankton, South Dakota, containing a combined total of approximately 32,000 square feet on approximately 11 acres of land, which property is subject to security deeds relating to loans.  The Company leases approximately 13,000 square feet of office and manufacturing space in Noida, India, approximately 1,500 square feet of office space in Hong Kong and approximately 1,200 square feet of office space in Shanghai, China.  It is the Company’s opinion that the facilities referred to above are in good operating condition and suitable and adequate for present uses.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Our common stock is traded on NYSE Amex, under the symbol “LGL.” Based upon information furnished by our transfer agent, at March 27, 2012, we had approximately 654 holders of record of our common stock.  The following table sets forth the high and low sales prices for our common stock for the periods indicated as reported by NYSE Amex:

Fiscal Year 2012	High	Low
First Quarter (1)	$9.14	$7.10

Fiscal Year 2011	High	Low
First Quarter	$25.85	$12.93
Second Quarter	14.06	9.36
Third Quarter	10.80	6.14
Fourth Quarter	8.87	6.59

Fiscal Year 2010	High	Low
First Quarter	$6.90	$3.39
Second Quarter	14.20	5.55
Third Quarter	23.79	10.19
Fourth Quarter	34.71	17.05

(1)	From January 1, 2012 through March 27, 2012.

Dividend Policy

The Board has adhered to a practice of not paying cash dividends.  This policy takes into account our long-term growth objectives, including our anticipated investments for organic growth, potential technology acquisitions or other strategic ventures, and stockholders’ desire for capital appreciation of their holdings.  In addition, the debt service coverage ratio and tangible net worth financial covenants under the Chase Loan Agreement effectively place certain limitations on MtronPTI’s ability to make certain payments to its parent, including but not limited to payments of dividends and other distributions, which effectively could limit the Company’s ability to pay cash dividends to stockholders.  No cash dividends have been paid to the Company’s stockholders since January 30, 1989, and none are expected to be paid for the foreseeable future.

Equity Compensation Plan Information

The following table provides information as of December 31, 2011 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	90,000	$22.50	489,072
Equity compensation plans not approved by security holders	—	—	—
Total	90,000	$22.50	489,072

(1)
Our 2001 Equity Incentive Plan was originally approved by our stockholders on May 2, 2002, an amendment to the 2001 Equity Incentive Plan was approved by our stockholders on May 26, 2005, and the 2001 Equity Incentive Plan was terminated pursuant to a Board resolution on August 4, 2011.  No additional shares of common stock are authorized for issuance under the 2001 Equity Incentive Plan.  Options to purchase 90,000 shares of common stock issued under the 2001 Equity Incentive Plan were outstanding as of December 31, 2011.  Our 2011 Incentive Plan was approved by our stockholders on August 4, 2011. 500,000 shares of common stock are authorized for issuance under the 2011 Incentive Plan.  10,928 shares of common stock issued under the 2011 Incentive Plan were outstanding as of December 31, 2011.

Item 6. Selected Financial Data.

You should read the following selected consolidated financial data together with ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and our consolidated financial statements and the related notes included elsewhere in this report.

The selected consolidated statement of operations data for the years ended December 31, 2010 and 2011 and the selected consolidated balance sheet data as of December 31, 2010 and 2011 are derived from our audited consolidated financial statements included elsewhere in this report.  The selected consolidated statement of operations data for the years ended December 31, 2007, 2008 and 2009 and the selected consolidated balance sheet data as of December 31, 2007, 2008 and 2009 are derived from our audited consolidated financial statements not included in this report.  These financial statements have been prepared in accordance with U.S. generally accepted accounting principles.  Our historical results may not be indicative of the operating results to be expected in any future period.

	Year ended December 31, (a)
	(in thousands, except share and per share data)
	2011	2010	2009	2008	2007
Revenues	$35,682	$46,656	$31,301	$40,179	$39,536
Operating income (loss) (b)	674	6,759	(2,154)	(810)	(1,805)
Income (loss) before income taxes	567	6,478	(2,503)	(1,155)	(2,511)
Benefit (provision) for income taxes	(185)	2,945	(19)	(127)	(135)
Net income (loss)	$382	$9,423	$(2,522)	$(1,282)	$(2,646)

Weighted average number of shares used in basic and diluted EPS calculation	2,572,825	2,248,180	2,200,010	2,174,173	2,158,120

Per common share:
Basic and diluted net income (loss) per common share	$0.15	$4.19	$(1.15)	$(0.59)	$(1.23)

	December 31, (a)
	(in thousands)
	2011	2010	2009	2008	2007
Cash and cash equivalents	$13,709	$4,147	$3,816	$5,325	$5,233

Working capital	18,176	12,829	5,466	9,970	11,024

Total assets	32,421	23,725	18,568	22,652	23,142

Total long-term debt (including current portion)	400	669	3,289	4,057	4,454

Stockholders’ equity (c)	25,593	18,696	9,010	11,332	12,642

Notes:

(a)	The data presented excludes the results of operations of Lynch Systems, Inc., as its operating assets were sold during 2007. The operations of Lynch Systems, Inc. were discontinued in 2007.

(b)
  Operating income (loss) is revenues less operating expenses, which excludes investment income, interest expense, gain on sale of land and equipment, other income and taxes.  Included are asset impairment charges.

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

Results of Operations

2011 Compared to 2010

Consolidated Revenues and Gross Margin

In the year ended December 31, 2011, consolidated revenues decreased by $10,974,000, or 23.5%, to $35,682,000, from $46,656,000 in 2010.  The decrease is primarily due to reduced demand from existing customers for existing products in our Telecommunications (“Telecom”), and Military, Instrumentation, Space and Avionics ( “MISA”) market segments, as well as the effects of weakness in the global macroeconomic environment.  Specifically, decreases in Telecom were driven by weakness in telecommunications network infrastructure spending during the second half of 2011, and decreases in MISA were due to uncertainty related to government budget and spending cycles.  The Company is continuing its efforts to gain market share with new and existing customers in all of its geographic regions, and by focusing research and development efforts on the development of products that will serve additional segments of the timing and frequency control markets, such as wireless infrastructure, alternative energy management, energy exploration, homeland security, avionics and military personnel protection.

In the year ended December 31, 2011, consolidated gross margin as a percentage of revenues decreased to 30.2% from 35.0% for 2010.  The decrease primarily is due to the 23.5% decrease in revenues from the comparable period in 2010, which eroded gross margin by spreading fixed infrastructure costs over a smaller revenue base.  The Company is continuing its efforts to improve its manufacturing and supply chain efficiency further.

Order Backlog

At December 31, 2011, MtronPTI’s order backlog was $8,634,000, which was a decrease of 19.6% compared to a backlog of $10,734,000 at December 31, 2010.  The decline in backlog is primarily due to reduced order activity from our existing customers in both the Telecom and MISA market segments, and extended order request dates that fall outside of the 12-month timeframe reflected in the order backlog.  The backlog of unfilled orders includes amounts based on signed contracts as well as other agreements we have determined are legally binding and likely to proceed.  Although backlog represents only firm orders that are considered likely to be fulfilled within the 12 months following receipt of the order, cancellations or scope adjustments may and do occur.

Backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any.  The Company expects to fill substantially its entire backlog in 2012, but cannot provide assurances as to the portion of backlog to be fulfilled in a given year.

Operating Income

The operating income of $674,000 for the year ended December 31, 2011 is a decrease of $6,085,000 from the operating income for the year ended December 31, 2010 of $6,759,000.  The decrease was attributable to the 23.5% reduction in revenues for 2011 as compared to 2010, a 4.8 percentage point decrease in consolidated gross margin as a percentage of revenues, and an increase in engineering, selling and administrative expenses of $519,000 related to additional product development, sales and marketing costs as a part of the Company’s efforts to gain market share.  The Company believes that its efforts to gain market share and to improve its manufacturing and supply chain efficiency will benefit operating margins in future periods.

Interest Expense

Interest expense was $109,000 for the year ended December 31, 2011, which was a decrease of $195,000 from $304,000 for the year ended December 31, 2010.  The decrease was primarily due to the repayment of MtronPTI’s term loan with RBC Bank on September 30, 2010, which was partially offset by the increase in the balance under MtronPTI’s revolving loan with J.P. Morgan Chase Bank, N.A. (“Chase”) during the year ended December 31, 2011.

Income Taxes

Income tax (provision) benefit for the years ended December 31, 2011 and 2010 was ($185,000) and $2,945,000, respectively. The valuation allowance was $263,000 at December 31, 2011, which was unchanged from December 31, 2010.  Between December 31, 2009 and December 31, 2010, the valuation allowance decreased by $5,324,000 from $5,587,000 at December 31, 2009 to $263,000 at December 31, 2010 as the Company recognized for book purposes the tax benefits of net operating loss carry-forwards and deductible temporary differences.  The Company’s overall effective tax rate was 30.6% and (45.5%) for the year ended December 31, 2011 and 2010, respectively. The significant change is the result of the release of the valuation allowance for the year ended December 31, 2010.

Net Income

Net income for the year ended December 31, 2011 was $382,000 compared with net income for the year ended December 31, 2010 of $9,423,000. This decrease in net income can be attributed to the following: (i) the recognition of the tax benefits of net operating loss carry-forwards and deductible temporary differences in the year ended December 31, 2010, (ii) a 4.8 percentage point decrease in gross margin, and (iii) a 23.5% decrease in revenues for 2011 as compared to 2010.  Basic and diluted net income per share for 2011 was $0.15 compared with net income per share of $4.19 for 2010.

Liquidity and Capital Resources

The Company’s cash and cash equivalents, and investments in marketable securities at December 31, 2011, totaled $13,749,000, an increase of $9,567,000 compared to $4,182,000 at December 31, 2010.  Specifically, cash and cash equivalents increased by $9,562,000, from $4,147,000 at December 31, 2010 to $13,709,000 at December 31, 2011.

Cash provided by operating activities was $2,321,000 in 2011, compared to $5,503,000 in 2010.  The decrease in operating cash flow of $3,093,000 was due to the decrease in net income, which was offset by both the net collection of accounts receivable of $1,473,000 and a decrease in inventory of $271,000, compared to the net increase in accounts receivable of ($1,003,000), an increase in inventory of ($599,000) and a deferred tax benefit of ($3,276,000) for the year ended December 31, 2010.

Cash used in investing activities was $1,694,000 during the year ended December 31, 2011, compared to $767,000 used during the year ended December 31, 2010, which primarily was driven by the Company’s continued investment in machinery and equipment related to new production activities and to replace obsolete equipment as needed, as well as the Company’s investment in software to replace the Company’s enterprise resource planning systems.

Cash provided by financing activities was $8,935,000 for the year ended December 31, 2011, compared to a use of cash of ($4,405,000) for the year ended December 31, 2010. The increase in cash provided by financing activities is mainly the result of the Company’s completion of a public offering of 350,000 shares of its common stock at $20.00 per share in February 2011, resulting in net proceeds of $6,404,000, and an increase in net borrowings on notes payable to bank in the amount of $3,026,000. Cash used in financing activities during the year ended December 31, 2010 included repayments of notes payable to banks of $1,696,000 and repayments of long-term debt of $2,620,000, including retirement MtronPTI’s term loan with RBC Bank on September 30, 2010 and principal payments on MtronPTI’s term loan with First National Bank of Omaha (“FNBO”).

At December 31, 2011, the Company’s consolidated working capital was $18,176,000, compared to $12,829,000 at December 31, 2010.  At December 31, 2011, the Company had consolidated current assets of $24,946,000, consolidated current liabilities of $6,770,000 and a ratio of consolidated current assets to consolidated current liabilities of 3.68 to 1.00.  At December 31, 2010, the Company had consolidated current assets of $17,488,000, consolidated current liabilities of $4,659,000 and a ratio of consolidated current assets to consolidated current liabilities of 3.75 to 1.00.  The increase in consolidated working capital is the result of an increase in the cash and cash equivalents of $9,562,000, offset by a decrease of $1,473,000 in accounts receivable and an increase of $3,026,000 in the short-term note payable to bank as of December 31, 2011 compared to December 31, 2010.

On June 30, 2011, MtronPTI entered into a loan agreement with Chase (the “Chase Loan Agreement”). The Chase Loan Agreement provides for the following credit facilities:  (i) a revolving line of credit in the amount of $4,000,000, to be used solely for working capital needs (the “Chase Revolving Loan”), (ii) a commercial line of credit in the amount of $2,000,000, to be used solely for tangible capital expenditures and, at Chase’s sole discretion, business acquisitions (the “Chase Commercial Loan”), and (iii) a term loan in the amount of $536,000 (the “Chase Term Loan”). The Chase Revolving Loan bears interest at the greater of (x) Chase’s prime rate or (y) the one-month LIBOR rate plus 2.50% per annum (the “CB Rate”), with interest due and payable on a monthly basis and the outstanding principal balance plus all accrued but unpaid interest due and payable on June 30, 2013. The Chase Commercial Loan bears interest at the CB Rate, with interest due and payable on a monthly basis and the outstanding principal balance plus all accrued but unpaid interest due and payable on June 30, 2012.

At December 31, 2011, MtronPTI had $3,026,000 outstanding under the Chase Revolving Loan and available borrowing capacity of $389,000 under the Chase Revolving Loan (total borrowing capacity was below the maximum of $4,000,000 available due to certain limitations on the borrowing base as defined in the Chase Loan Agreement). At December 31, 2011, there was no outstanding balance on the Chase Commercial Loan.

The Chase Term Loan bears interest at 5.00% per annum, with principal and interest due and payable in monthly installments of $29,500 and the outstanding principal balance, plus all accrued but unpaid interest due and payable on January 31, 2013.

All outstanding obligations of MtronPTI under the Chase Loan Agreement are collateralized by a first priority security interest in all of the assets of MtronPTI, excluding real property. Additionally, in connection with the Chase Loan Agreement, PTI entered into a separate agreement with Chase providing that PTI would not mortgage or otherwise encumber certain real property it owns in Florida while the credit facilities under the Chase Loan Agreement are outstanding.

The Chase Loan Agreement contains affirmative and negative covenants, including, but not limited to, financial covenants that MtronPTI maintain:  (i) tangible net worth not less than the sum of $7,500,000, plus 50% of the net income earned by MtronPTI for the preceding six-month period at June 30, 2011, with the threshold amount continuing to increase at December 31st and June 30th of each year by 50% of the net income earned by MtronPTI for the preceding six months; (ii) net income of not less than $1,000,000 for the fiscal year-to-date period ending June 30, 2011, $1,500,000 for the fiscal year-to-date period ending September 30, 2011, and $2,000,000 for the fiscal year-to-date period ending December 31, 2011 and thereafter, provided that MtronPTI not experience two consecutive quarterly losses; and (iii) a debt service coverage ratio of not less than 1.25 to 1.00, tested at the end of every fiscal year.

As of December 31, 2011, MtronPTI was not in compliance with the net income covenant under the Chase Loan Agreement.  Based on the definition of net income under the Chase Loan Agreement, MtronPTI had net income of $1,250,000 for the year ended December 31, 2011, as compared to the minimum requirement of $2,000,000.  Chase has waived non-compliance with this covenant as of December 31, 2011.  Additionally, we have entered into negotiations with Chase regarding an amendment to the Chase Loan Agreement to adjust the financial covenants to permit our compliance with the terms of such covenants in future periods.  While we expect to finalize the amendment with Chase shortly, there can be no assurance that we will be able to enter into such an amendment. Therefore, we have reclassified the long-term portion of the MtronPTI term loan, which is $58,000, as current at December 31, 2011.  We expect that, with the amendment and based on our current covenant compliance projections, MtronPTI will be in compliance with the Chase Loan Agreement covenants at each quarterly testing date through December 31, 2012.

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

On February 4, 2011, the Company completed a public offering of 350,000 shares of common stock at $20.00 per share.  The aggregate number of shares sold reflects and includes the exercise in full by the underwriter of its over-allotment option to purchase 45,652 additional shares of common stock.  The Company received net proceeds of $6,404,000 from the offering, after deducting the underwriting discounts and commissions and offering expenses.  These proceeds have been and will continue to be used for general corporate purposes, including working capital and potential technology acquisitions or other strategic ventures.  The offering was made pursuant to a shelf registration statement filed with the SEC on September 23, 2010, and amended on October 25, 2010, which became effective on November 4, 2010 (Registration No. 333-169540), and a prospectus supplement, dated January 31, 2011, filed with the SEC on February 2, 2011.  ThinkEquity LLC acted as the sole underwriter with respect to the offering.

We believe that existing cash and cash equivalents, cash generated from operations and available borrowings on its revolving line of credit will be sufficient to meet our ongoing working capital and capital expenditure requirements for the next 12 months.

The Board has adhered to a practice of not paying cash dividends.  This policy takes into account our long-term growth objectives, including our anticipated investments for organic growth, potential technology acquisitions or other strategic ventures, and stockholders’ desire for capital appreciation of their holdings.  In addition, the debt service coverage ratio and tangible net worth financial covenants under the Chase Loan Agreement effectively place certain limitations on MtronPTI’s ability to make certain payments to its parent, including but not limited to payments of dividends and other distributions, which effectively could limit the Company’s ability to pay cash dividends to stockholders.  No cash dividends have been paid to the Company’s stockholders since January 30, 1989, and none are expected to be paid for the foreseeable future.

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

See the financial statements included at the end of this report beginning on page 34.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during our fourth quarter ended December 31, 2011, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of our Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal controls over financial reporting.  Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

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

Name	Age	Director Since	Offices and Positions Held With the Company, Business Experience and Principal Occupation for the Last Five Years, and Directorships in Public Corporations and Investment Companies
Marc Gabelli	43	2004
Chairman of the Board, The LGL Group, Inc. (September 2004 to present); Managing Director and President, GGCP, Inc. (1999 to present), a private corporation that makes investments for its own account; Managing Member, Commonwealth Management Partners LLC (2008 to present), which is the managing member of Venator Global LLC, which is the general partner of Venator Merchant Fund, LP, an investment management vehicle; Director, IFIT Group, a Zurich based financial services administration firm; and Director and Managing Partner, GAMA Funds Holdings GmbH.  Mr. Gabelli’s qualifications to serve include his extensive knowledge of the Company’s business and industry due to his longstanding service on the Board, as well as his financial expertise and leadership experience as an executive of various investment firms.

James Abel	66	2011
Interim President and Chief Executive Officer, CPI Corporation (February 2012 to present); Director, CPI Corporation (April 2004 to present), a leader in the portrait photography industry; President and Chief Executive Officer, Financial Executives International (May 2008 to February 2009), an organization representing senior financial executives in dealing with the regulatory agencies involved with corporate financial reporting and internal controls; Chief Financial Officer (December 1990 to December 2007) and Director (December 2002 to December 2007), Lamson & Sessions Co., a diversified manufacturer and distributor of a broad line of thermoplastic electrical, consumer, telecommunications and engineered sewer products for major domestic markets. Mr. Abel shares with the Board his significant financial expertise and experience with manufacturing operations.

Michael Chiu	43	2010
Chief Executive Officer, Respirgames, Inc. (November 2011 to present), an early-stage medical device startup; Technology and business consultant (June 2010 to present); President and Chief Technology Officer, Trophos Energy (September 2008 to May 2010), a venture-backed bio-energy company; Business Unit Manager, Teradyne, Inc. (May 2005 to April 2007), a semiconductor automated test equipment supplier; Various roles in marketing, product development and engineering at Teradyne Inc. (1994 to April 2007).  Dr. Chiu holds a Ph.D. in engineering and an MBA, both from the Massachusetts Institute of Technology. He brings to the Board his experience in management and operations as well as background in product development, engineering and research.

Name	Age	Director Since	Offices and Positions Held With the Company, Business Experience and Principal Occupation for the Last Five Years, and Directorships in Public Corporations and Investment Companies
Vincent Enright	68	2011
Director and Chairman of the Audit Committee for certain funds managed by Gabelli Funds, LLC (1991 to present), a mutual fund manager; Senior Vice President and Chief Financial Officer, KeySpan Corporation (1994 to 1998), a NYSE public utility company; Director, Echo Therapeutics (2008 to present), a medical devices company; Director, Aphton Corporation (September 2004 to November 2006), a biopharmaceutical company. Mr. Enright brings to the Board his significant financial expertise, including his experiences as a public company Chief Financial Officer and as a director and Chairman of the Audit Committee of various investment funds.

Timothy Foufas	43	2007
Managing Partner, Plato Foufas & Co. LLC (2005 to present), a financial services company; President, Levalon Properties LLC (2007 to present), a real estate property management company; Senior Vice President, Bayshore Management Co. LLC (2005 to 2006), a real estate property management company; Director of Investments, Liam Ventures Inc. (2000 to 2005), a private equity investment firm; Director, ICTC Group, Inc. (2010 to present), a rural local exchange carrier headquartered in Nome, ND.  Mr. Foufas brings to the Board his management skills and expertise in financial, investment and real estate matters.

Patrick J. Guarino	69	2006
Managing Partner, August Properties LLC (2005 to present), a private investment company with real estate and securities holdings; Managing Partner, Independent Board Advisory Services, LLC (2002 to 2005), a corporate governance consulting firm; Retired Executive Vice President, Ultramar Diamond Shamrock Corporation (1996 to 2000), a New York Stock Exchange (“NYSE”), Fortune 200, international petroleum refining and marketing company; Senior Vice President and General Counsel, Ultramar Corporation (1992 to 1996), a NYSE, Fortune 200, international petroleum and marketing company; Senior Vice President and General Counsel, Ultramar PLC (1986 to 1992), a London Stock Exchange listed international, integrated oil company.  Mr. Guarino brings to the Board valuable knowledge of and fluency with legal and corporate governance matters, and the perspective of a former General Counsel of a public company.

Manjit Kalha	36	2011
Chief Executive Officer and Director, Jeet Associates Private Limited (December 2006 to present), a consulting firm based in New Delhi that provides business strategy, finance, and taxation advisory services; Chief Executive Officer, Horizon AMC (June 2008 to present), a firm that provides investment management and consulting services; Co-founder and Chief Operating Officer, Radiant Polymers Private Limited (2001 to 2006), a manufacturing company of high quality specialty plastic components. Mr. Kalha shares with the Board his experience in management and manufacturing operations, and an extensive knowledge of global financial markets.

Name	Age	Director Since	Offices and Positions Held With the Company, Business Experience and Principal Occupation for the Last Five Years, and Directorships in Public Corporations and Investment Companies
Paul Kaminski	50	2010
Chief Financial Officer, Wellspring Capital Management (December 2010 to present), the management company of a private equity firm focused on the middle market; Managing Director and Chief Financial Officer, Bruckmann, Rosser, Sherrill & Co. Management L.P. (December 1995 to December 2010), the management company of a private equity fund based in New York; Founding Board Member, the Private Equity CFO Association in New York (2002 to 2011); Various roles within the transaction advisory services and audit practices, Coopers & Lybrand LLP (August 1984 to December 1995), the predecessor to PricewaterhouseCoopers, an international accounting firm.  Mr. Kaminski shares with the Board his significant experience in accounting and is a certified public accountant.

Executive Officers

The following table sets forth information regarding our executive officers, including their business experience for the past five years and prior years.

Name	Age	Officers and Positions Held With the Company, Business Experience and Principal Occupation for the Last Five Years
Gregory P. Anderson	52
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

R. LaDuane Clifton	39
Chief Accounting Officer, The LGL Group, Inc. (March 2010 to present); Member of Audit Committee of Community First Credit Union of Florida (September 2008 to July 2010); Corporate Controller of The LGL Group, Inc. (August 2009 to March 2010); Chief Financial Officer of a21, Inc. (August 2008 to August 2009), a publicly-held holding company with businesses in stock photography and an online retailer and manufacturer of framed art; Corporate Controller of a21, Inc. (March 2007 to August 2008); Auditor at KPMG LLP (August 2004 to March 2007), an international accounting firm.

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

Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that its directors, officers and holders of more than 10% of the Company’s common stock complied with all applicable filing requirements during the 2011 fiscal year.

Code of Ethics

The Company adopted a code of ethics as part of its Business Conduct Policy, which applies to all of its employees, including its principal executive, financial and accounting officers.  The Company’s Business Conduct Policy is available at www.lglgroup.com.

Audit Committee

The Audit Committee of the Board (the “Audit Committee”) consists of Messrs. Abel, Enright, Foufas, Guarino, Kalha and Kaminski.  The Board has determined that all Audit Committee members are financially literate and independent under applicable NYSE Amex listing standards.  Mr. Kaminski serves as Chairman of the Audit Committee, and the Board has determined that he qualifies as the Audit Committee financial expert, as defined under the Exchange Act.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information with respect to compensation earned by the named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards(1) ($)		Option Awards(1) ($)		All Other Compensation ($)		Total ($)
Gregory P. Anderson(2)	2011	200,000	8,000	(3)	-		245,944	(4)	46,877	(5)	500,821
Chief Executive Officer	2010	170,000	34,000	(6)	101,180	(7)	-		21,250	(8)	326,430

R. LaDuane Clifton(9)	2011	150,000	6,000	(10)	-		98,378	(11)	2,392	(12)	256,770
Chief Accounting Officer	2010	130,575	13,100	(13)	52,101	(14)	-		32,225	(15)	228,001

(1)
Reflects the aggregate grant date fair value of stock awards or option awards granted in the applicable year, computed in accordance with Financial Accounting Standard Board Standards Codification Topic 718.  For a discussion of the assumptions and methodologies used to calculate these amounts, please see Note E – Stock-Based Compensation in the accompanying Notes to Consolidated Financial Statements.

(2)	Mr. Anderson has served as the Company’s Chief Executive Officer since July 2, 2009.

(3)	On, December 30, 2011, the Company awarded Mr. Anderson a discretionary cash bonus of $8,000.

(4)
On March 14, 2011, the Company granted Mr. Anderson a discretionary award of options to purchase a total of 25,000 shares of the Company’s common stock under the 2001 Equity Incentive Plan with a grant date fair value of $245,944.  These options have an exercise price of $22.50 and vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date; refer to Notes A and E to the Company’s Financial Statements for valuation assumptions.

(5)
Mr. Anderson was reimbursed for living expenses incurred in connection with performing his duties at the corporate headquarters in Orlando, FL. This amount also includes a reimbursement for the personal income tax expense arising from these expenses. Mr. Anderson also received a one-time payout of paid time-off (“PTO”) in the amount of $15,384 and a 401(k) Company match of $4,681.

(6)	On, July 21, 2010, the Company awarded Mr. Anderson a discretionary cash bonus of $34,000.

- Page 27 -

(7)
On July 21, 2010, the Company granted Mr. Anderson 3,178 restricted shares of the Company’s common stock under the 2001 Equity Incentive Plan with a grant date fair value of $10.44 per share.  These shares vested immediately upon the date of the grant, but are not transferable until the termination of Mr. Anderson’s employment with the Company.  On December 15, 2010, the Company granted Mr. Anderson 3,598 restricted shares of the Company’s common stock under the 2001 Equity Incentive Plan with a grant date fair value of $18.90 per share.  These shares vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date; refer to Notes A and E to the Company’s Financial Statements for valuation assumptions.

(8)	Mr. Anderson received a one-time payout of PTO in the amount of $21,250.

(9)	Mr. Clifton has served as the Company’s Chief Accounting Officer since March 2010. He previously served as the Company’s Corporate Controller from August 2009 to March 2010.

(10)	On December 30, 2011, the Company awarded Mr. Clifton a discretionary cash bonus of $6,000.

(11)
On March 14, 2011, the Company granted Mr. Clifton a discretionary award of options to purchase a total of 10,000 shares of the Company’s common stock under the 2001 Equity Incentive Plan with a grant date fair value of $98,378. These stock options have an exercise price of $22.50 and vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date; refer to Notes A and E to the Company’s Financial Statements for valuation assumptions.

(12)	Mr. Clifton received a one-time payout of PTO in the amount of $6,347 and a 401(k) Company match in the amount of $411.

(13)	On July 21, 2010, the Company awarded Mr. Clifton a discretionary cash bonus of $13,100.

(14)
On July 21, 2010, the Company granted Mr. Clifton 1,225 restricted shares of the Company’s common stock under the 2001 Equity Incentive Plan with a grant date fair value of $10.44 per share.  These shares vested immediately upon the date of the grant, but are not transferable until the termination of Mr. Clifton’s employment with the Company.  On December 15, 2010, the Company granted Mr. Clifton 2,080 restricted shares of the Company’s common stock under the 2001 Equity Incentive Plan with a grant date fair value of $18.90 per share.  These shares vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date; refer to Notes A and E to the Company’s Financial Statements for valuation assumptions.

(15)
Mr. Clifton was reimbursed for costs incurred in connection with relocating to the Company’s headquarters in Orlando, Florida in the amount of $29,706.  Mr. Clifton also received a one-time payout of PTO in the amount of $2,519.

Employment Agreements

Gregory P. Anderson

Effective July 2, 2009, the Company entered into an Employment Agreement with Mr. Anderson to serve as the Company’s President and Chief Executive Officer on an “at will” basis.  On November 10, 2011, the Company entered into a new employment agreement with Mr. Anderson (the “Anderson Employment Agreement”), effective as of November 2, 2011, to continue serving as the Company’s President and Chief Executive Officer.  Under the Anderson Employment Agreement, Mr. Anderson receives an annual base salary of $200,000 and is eligible to receive annual bonuses based upon the achievement of certain management objectives determined by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”). The Anderson Employment Agreement expires on November 2, 2013.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding equity awards held by named executive officers as of December 31, 2011:

	Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date	Number of shares of stock that have not vested (#)		Market value of shares of stock that have not vested ($)
Gregory P. Anderson	0	(1)	25,000	(1)	22.50	3/14/16	2,519	(2)	15,825

R. LaDuane Clifton	0	(3)	10,000	(3)	22.50	3/14/16	1,456	(4)	10,672

(1)
On March 14, 2011, the Company granted Mr. Anderson options to purchase 25,000 shares of common stock under the 2001 Equity Incentive Plan with a grant date fair value of $245,944.  The options vest as follows:  30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date.

(2)
On December 15, 2010, the Company granted Mr. Anderson 3,598 restricted shares of common stock as a bonus payment for 2010 under the 2001 Equity Incentive Plan with a grant date fair value of $18.90 per share.  These shares vest as follows:  30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date.

(3)
On March 14, 2011, the Company granted Mr. Clifton options to purchase 10,000 shares of common stock under the 2001 Equity Incentive Plan with a grant date fair value of $98,378.  The options vest as follows:  30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date.

(4)
On December 15, 2010, the Company granted Mr. Clifton 2,080 restricted shares of common stock as a bonus payment for 2010 under the 2001 Equity Incentive Plan with a grant date fair value of $18.90 per share.  These shares vest as follows:  30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date.

Director Compensation

The following table sets forth information with respect to compensation earned by or awarded to each Director of the Company who is not a named executive officer and who served on the Board during the fiscal year ended December 31, 2011:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Total ($)
Marc Gabelli(2)	116,750	10,005	245,944	372,699
James Abel(3)	18,250	10,005	—	28,255
Michael Chiu(4)	99,500	10,005	—	109,505
Vincent Enright(3)	16,750	10,005	—	26,755
Timothy Foufas	31,000	10,005	—	41,005
Patrick J. Guarino	31,250	10,005	—	41,255
Manjit Kalha(3)	16,000	10,005	—	26,005
Paul Kaminski	19,500	10,005	—	29,505
Hans Wunderl(5)	10,750	—	—	10,750
Robert S. Zuccaro(5)	13,250	—	—	13,250

(1)
On December 30, 2011, the Company’s then-current directors received grants of 1,365 shares of restricted common stock as 50% of their base compensation for fiscal 2012 ($10,000).  The number of shares granted to each director was determined by dividing the dollar amount of base compensation paid in the form of the share grant by the closing price of the Company’s common stock on the grant date.  Such shares were granted under the 2011 Incentive Plan, vested immediately on the grant date, and are transferable only if a director maintains a minimum ownership level of 1,000 shares of the Company’s common stock.

(2)
On March 14, 2011, the Board granted Mr. Gabelli options to purchase 25,000 shares of common stock under the 2001 Equity Incentive Plan with a grant date fair value of $245,944.  The options vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date.  At December 31, 2011, Mr. Gabelli held options to purchase a total of 25,000 shares of common stock; refer to Notes A and E to the Company’s Financial Statements for valuation assumptions.  During 2011, Mr. Gabelli received a total of $200,003 in director fees that were earned in 2006, 2007, 2008, 2009 and 2010, but with respect to which payment was deferred at his election.  These fees were disclosed as earned and deferred by Mr. Gabelli, and were accrued and expensed by the Company, in the years in which they were earned.  These fees are not reflected in the table above.

(3)	Messrs. Abel, Enright, and Kalha were first elected to the Board on June 28, 2011.

(4)
Dr. Chiu served as the Chairman of the Strategic Planning Committee during 2011. This Committee was formed to advise and assist the Company’s management in its pursuit of certain strategic opportunities.

(5)	Messrs. Wunderl and Zuccaro did not stand for re-election to the Board at the 2011 Annual Meeting held on August 4, 2011.

A director who is an employee of the Company is not compensated for services as a member of the Board or any committee thereof.  None of the Company’s directors is an employee of the Company.  In 2011, directors who were not employees received (i) a retainer of $5,000 ($2,500 in cash and $2,500 in restricted stock whose value was based on trading price at date of grant) per quarter; (ii) a fee of $1,000 for each meeting of the Board attended in person or telephonically that had a duration of at least one hour; and (iii) a fee of $750 for each Audit Committee, Compensation Committee, and Nominating Committee meeting attended in person or telephonically that had a duration of at least one hour.  In addition, the Audit Committee Chairman received a $3,000 annual cash retainer, the Nominating Committee Chairman received a $1,000 annual cash retainer and the Compensation Committee Chairman received a $2,000 annual retainer.  The Chairman of the Board received a $100,000 annual fee (paid in equal quarterly installments), and the Chairman of the Strategic Planning Committee received $68,000 in fees determined by the Audit Committee for work performed during 2011.

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

The standard compensation arrangements for our directors have not changed from 2011 to 2012.  The Chairman of the Strategic Planning Committee may receive fees at the discretion of the Audit Committee for work performed on behalf of the Strategic Planning Committee, if any, in 2012.

On December 30, 2011, the Company’s then-current directors received grants of 1,365 shares of restricted common stock  as 50% of their base compensation for fiscal 2012 ($10,000).  The number of shares granted to each director was determined by dividing the dollar amount of base compensation paid in the form of the share grant by the closing price of the Company’s common stock on the grant date.  Such shares were granted under the 2011 Incentive Plan, vested immediately on the grant date, and are transferable only if a director maintains a minimum ownership level of 1,000 shares of the Company’s common stock.

Item 12. Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the number of shares of our common stock beneficially owned on March 27, 2012, by:

‒	Each person who is known by us to beneficially own 5% or more of our common stock;

‒	Each of our directors and named executive officers; and

‒	All of our directors and executive officers, as a group.

Except as otherwise set forth below, the address of each of the persons listed below is:  The LGL Group, Inc., 2525 Shader Road, Orlando, FL 32804.  Unless otherwise indicated, the common stock beneficially owned by a holder includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person, and also includes shares subject to options to purchase our common stock exercisable within 60 days after March 27, 2012.  Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to their shares.

	Common Stock Beneficially Owned(1)
Name and Address of Beneficial Owner	Shares		%
5% or Greater Stockholders:
Mario J. Gabelli	397,917	(2)	15.3
John V. Winfield	132,335	(3)	5.1

Directors and Named Executive Officers:
Marc Gabelli	372,771	(4)	14.3
Gregory P. Anderson	17,659	(5)	*
R. LaDuane Clifton	8,206	(6)	*
James Abel	1,365		*
Michael Chiu	3,144		*
Vincent Enright	2,365		*
Timothy Foufas	12,085		*
Patrick J. Guarino	14,085		*
Manjit Kalha	1,365		*
Paul D. Kaminski	6,365		*
All executive officers and directors as a group (10 persons)	439,410	(7)	16.8

* Less than 1% of outstanding shares.

(1)
The applicable percentage of ownership for each beneficial owner is based on 2,599,866 shares of common stock outstanding as of March 27, 2012.  Shares of common stock issuable upon exercise of options, warrants or other rights beneficially owned that are exercisable within 60 days are deemed outstanding for the purpose of computing the percentage ownership of the person holding such securities and rights and all executive officers and directors as a group.

(2)
Includes (i) 238,261 shares of common stock owned directly by Mario J. Gabelli; (ii) 96,756 shares owned by MJG-IV Limited Partnership, of which Mr. Gabelli is the general partner and has an approximate 5% interest; and (iii) 62,900 shares owned by GGCP, Inc., of which Mr. Gabelli is the chief executive officer, a director and controlling shareholder.  Mr. Gabelli disclaims beneficial ownership of the shares owned by MJG-IV Limited Partnership and GGCP, Inc., except to the extent of his pecuniary interest therein.  Mr. Gabelli’s business address is 401 Theodore Fremd Avenue, Rye, New York 10580-1430.  Based solely on information in a Statement of Changes in Beneficial Ownership on Form 4 filed by Mr. Gabelli with the SEC on January 11, 2012.

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

(4)
Includes (i) 14,369 shares of common stock owned directly by Marc Gabelli; (ii) 7,500 shares issuable upon the exercise of options held by Mr. Gabelli; and (iii) 350,902 shares beneficially owned by Venator Merchant Fund, L.P. (“Venator Fund”) and Venator Global, LLC (“Venator Global”).  Venator Global, which is the sole general partner of Venator Fund, is deemed to have beneficial ownership of the securities owned beneficially by Venator Fund.  Mr. Gabelli is the President and owner of Venator Global.

(5)	Includes 10,159 shares of common stock and 7,500 shares issuable upon the exercise of options.

(6)	Includes 5,206 shares of common stock and 3,000 shares issuable upon the exercise of options.

(7)	Includes 421,410 shares of common stock and 18,000 shares issuable upon the exercise of options.

Equity Compensation Plan Information

See Part II, Item 4, “Equity Compensation Plan Information”, for information regarding the Company’s equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons, Promoters and Certain Control Persons

Since January 1, 2011, there were no transactions that are required to be described under Item 404(a) of Regulation S-K promulgated by the SEC.  All transactions between us and any of our officers, directors, director nominees, principal stockholders or their immediate family members are to be approved by the Audit Committee, and are to be on terms no less favorable to us than we could obtain from unaffiliated third parties.  Such policy and procedures are set forth in a resolution of the Board.

Director Independence

As required under NYSE Amex rules, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by such Board of Directors.  The Board has determined that all of the Company’s directors, other than Mr. Gabelli, are independent within the meaning of NYSE Amex rules.

Limitation of Liability of Officers and Directors and Indemnification

As permitted by Section 102 of the DGCL, our certificate of incorporation eliminates the personal liability of our directors for a breach of their fiduciary duty as a director to the fullest extent possible under Delaware law.  Consequently, a Director will not be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director, except for liability for:

‒	Any breach of the Director’s duty of loyalty to us or our stockholders;

‒	Any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

‒	Voting or assenting to unlawful stock purchases, redemptions or other distributions or payment of dividends; or

‒	Any transaction from which the Director derived an improper personal benefit.

These limitations of liability do not affect the availability of equitable remedies such as injunctive relief or rescission.

Our certificate of incorporation also provides that we shall indemnify our officers, directors, employees and other agents to the fullest extent permitted under Section 145 of the DGCL.

As permitted by Section 145 of the DGCL, our by-laws provide that:

‒	We shall indemnify our directors, officers, employees and other agents to the fullest extent permitted by the DGCL, subject to limited exceptions;

‒
We may advance expenses to our directors, officers,  employees and agents in connection with a legal proceeding upon receipt of an undertaking from such director, officer, employee or agent to repay such amount if it is ultimately determined that they were not entitled to be indemnified by us;

‒	The indemnification and advancement of expenses provided in our by-laws does not limit us from providing any other indemnification or advancement of expenses; and

‒	The indemnification provided in our by-laws is not exclusive of any other rights to which those seeking indemnification may be entitled.

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

We have purchased a directors and officers liability insurance policy which provides coverage to the Company and any past, present and future duly elected or appointed director or officer for wrongful acts in managing the operations of the Company.  Our insurance policies include Side A and Side A – DIC coverage, which applies to any actual or alleged act, error, omission, breach of duty or neglect in his/her capacity as a director and/or officer of the Company.  A portion of the benefits of these policies adhere to the directors and officers themselves.  The purpose of the policy is to protect the personal assets of the directors and officers as well as the assets of the Company from exposure to litigation from creditors, vendors, customers, competitors, regulators, employees and stockholders.

Item 14. Principal Accountant Fees and Services.

Fees Billed During Fiscal 2011 and 2010

Audit Fees

The aggregate audit fees billed by McGladrey & Pullen, LLP as the Company’s independent registered public accounting firm for the year ended December 31, 2011, and J.H. Cohn LLP as the Company’s independent registered public accounting firm for the year ended December 31, 2010, were $334,000 and $296,000, respectively.  Audit fees include services relating to auditing the Company’s annual financial statements, reviewing the Company’s financial statements included in the Company’s quarterly reports on Form 10-Q, comfort letter procedures related to certain financing arrangements, and the review of registration statements.

Audit-Related Fees

Neither McGladrey & Pullen, LLP, nor J.H. Cohn LLP rendered any audit-related services during 2011 or 2010.

Tax Fees

Neither McGladrey & Pullen, LLP, nor J.H. Cohn LLP rendered any tax services during 2011 or 2010.

All Other Fees

Neither McGladrey & Pullen, LLP, nor J.H. Cohn LLP rendered any other services during 2011 or 2010.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)      List of documents filed as part of this report:

1.      Financial Statements:

‒	Report of Independent Registered Public Accounting Firm

‒	Consolidated Balance Sheets — December 31, 2011 and 2010

‒	Consolidated Statements of Operations — Years ended December 31, 2011 and 2010

‒	Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2011 and 2010

‒	Consolidated Statements of Cash Flows — Years ended December 31, 2011 and 2010

‒	Notes to Consolidated Financial Statements

2.      Financial Statement Schedules:

None

3.      Exhibit Index

The following is a list of exhibits filed as part of this Form 10-K:

Exhibit No.	Description
3.1	Certificate of Incorporation of The LGL Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2007).
3.2	The LGL Group, Inc. By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2007).
10.1	The LGL Group, Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 1996).
10.2
The LGL Group, Inc. 2001 Equity Incentive Plan adopted December 10, 2001 (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 filed with the SEC on December 29, 2005).

10.3
Form of Restricted Stock Agreement (2001 Equity Incentive Plan) by and between The LGL Group, Inc. and each of its directors (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2011).

10.4
Form of Restricted Stock Agreement (2001 Equity Incentive Plan) by and between The LGL Group, Inc. and each of its executive officers (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2011).

10.5	The LGL Group, Inc. 2011 Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on December 30, 2011).

Exhibit No.	Description
10.6	Form of Stock Option Agreement (2011 Incentive Plan) (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on December 30, 2011).
10.7	Form of Restricted Stock Agreement (2011 Incentive Plan) (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed with the SEC on December 30, 2011).
10.8
Form of Indemnification Agreement by and between The LGL Group, Inc. and its executive officers and directors (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2011).

10.9
Employment Agreement, dated as of November 10, 2011, by and between The LGL Group, Inc. and Gregory P. Anderson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2011).

10.10
Master Loan Agreement, dated as of June 30, 2011, by and among M-tron Industries, Inc., Piezo Technology, Inc. and J.P. Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2011).

10.11
Revolving Promissory Note (Revolving Line), dated as of June 30, 2011, by and among M-tron Industries, Inc., Piezo Technology, Inc. and J.P. Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2011).

10.12
Revolving Promissory Note (Line of Credit), dated as of June 30, 2011, by and among M-tron Industries, Inc., Piezo Technology, Inc. and J.P. Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2011).

10.13
Promissory Note (Term Loan), dated as of June 30, 2011, by and among M-tron Industries, Inc., Piezo Technology, Inc. and J.P. Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2011).

21.1	Subsidiaries of The LGL Group, Inc.*
23.1	Consent of Independent Registered Public Accounting Firm – McGladrey & Pullen, LLP.*
23.2	Consent of Independent Registered Public Accounting Firm – J.H. Cohn LLP.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit No.	Description
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

The exhibits listed above have been filed separately with the SEC in conjunction with this Annual Report on Form 10-K or have been incorporated by reference into this Annual Report on Form 10-K.  Upon request, the Company will furnish to each of its stockholders a copy of any such exhibit.  Requests should be addressed to the Office of the Secretary, The LGL Group, Inc., 2525 Shader Rd. Orlando, Florida, 32804.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LGL GROUP, INC.

March 30, 2012	By:	/s/ Gregory P. Anderson
Gregory P. Anderson
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	CAPACITY	DATE

/s/ Gregory P. Anderson	President and Chief Executive Officer	March 30, 2012
GREGORY P. ANDERSON	(Principal Executive Officer)
/s/ R. LaDuane Clifton	Chief Accounting Officer	March 30, 2012
R. LADUANE CLIFTON	(Principal Financial and Accounting Officer)
/s/ Marc J. Gabelli	Chairman of the Board of Directors	March 30, 2012
MARC J. GABELLI	(Non-Executive)
/s/ James Abel	Director	March 30, 2012
JAMES ABEL
/s/ Michael Chiu	Director	March 30, 2012
MICHAEL CHIU
/s/ Vincent Enright	Director	March 30, 2012
VINCENT ENRIGHT
/s/ Timothy Foufas	Director	March 30, 2012
TIMOTHY FOUFAS
/s/ Patrick J. Guarino	Director	March 30, 2012
PATRICK J. GUARINO
/s/ Manjit Kalha	Director	March 30, 2012
MANJIT KALHA
/s/ Paul Kaminski	Director	March 30, 2012
PAUL KAMINSKI

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
The LGL Group, Inc.

We have audited the accompanying consolidated balance sheet of The LGL Group, Inc. and Subsidiaries as of December 31, 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The LGL Group, Inc. and Subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Orlando, Florida
March 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
The LGL Group, Inc.

We have audited the accompanying consolidated balance sheets of The LGL Group, Inc. and Subsidiaries as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The LGL Group, Inc. and Subsidiaries as of December 31, 2010, and their results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

Roseland, New Jersey
March 23, 2011

THE LGL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands)

	December 31,
ASSETS	2011	2010
Current Assets:
Cash and cash equivalents (Note A)	$13,709	$4,147
Accounts receivable, less allowances of $131 and $161, respectively (Note A)	4,309	5,782
Inventories, net (Notes A and B)	5,676	5,947
Deferred income taxes (Notes A and F)	960	1,295
Prepaid expenses and other current assets	292	317
Total Current Assets	24,946	17,488
Property, Plant and Equipment (Note A)
Land	640	668
Buildings and improvements	3,620	5,000
Machinery and equipment	15,001	13,918
Gross property, plant and equipment	19,261	19,586
Less: accumulated depreciation	(14,731)	(15,758)
Net property, plant, and equipment	4,530	3,828
Deferred income taxes, net (Notes A and F)	2,385	2,055
Other assets, net	560	354
Total Assets	$32,421	$23,725

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Note payable to bank (Note C)	$3,026	$—
Accounts payable	1,755	2,033
Accrued compensation and commissions expense	1,102	1,302
Other accrued expenses	545	1,025
Current maturities of long-term debt (Note C)	400	299
Total Current Liabilities	6,828	4,659
Long-term debt, net of current portion (Note C)	—	370
Total Liabilities	6,828	5,029
Commitments and Contingencies (Notes C and K)
Stockholders’ Equity
Common stock, $0.01 par value - 10,000,000 shares authorized; 2,628,188 shares issued and 2,592,734 shares outstanding at December 31, 2011, and 2,267,260 shares issued and outstanding at December 31, 2010	26	22
Additional paid-in capital	27,656	20,893
Accumulated deficit	(1,799)	(2,181)
Treasury stock	(315)	—
Accumulated other comprehensive income (loss) (Note G)	25	(38)
Total Stockholders' Equity	25,593	18,696
Total Liabilities and Stockholders' Equity	$32,421	$23,725

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2011	2010
REVENUES	$35,682	$46,656
Costs and expenses:
Manufacturing cost of sales	24,918	30,306
Engineering, selling and administrative	10,090	9,571
Impairment loss on Lynch Systems’ assets	—	20
OPERATING INCOME	674	6,759
Other income (expense):
Interest expense	(109)	(304)
Other income, net	2	23
Total Other Income (Expense)	(107)	(281)
INCOME BEFORE INCOME TAXES	567	6,478
Income tax (provision) benefit (Note F)	(185)	2,945

NET INCOME	$382	$9,423

Weighted average number of shares used in basic and diluted EPS calculation	2,572,825	2,248,180
BASIC AND DILUTED NET INCOME PER COMMON SHARE (Note A)	$0.15	$4.19

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars In Thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance at December 31, 2009	2,227,684	$22	$20,708	$(11,604)	$(116)	$—	$9,010
Comprehensive income:
Net income	—	—	—	9,423	—	—	9,423
Other comprehensive income	—	—	—	—	78	—	78
Comprehensive income							9,501
Stock-based compensation	39,576	—	185	—	—	—	185
Balance at December 31, 2010	2,267,260	22	20,893	(2,181)	(38)	—	18,696
Comprehensive income:
Net income	—	—	—	382	—	—	382
Other comprehensive income	—	—	—	—	63	—	63
Comprehensive income							445
Stock-based compensation	10,928	—	363	—	—	—	363
Issuance of new shares for capital offering, net of related expenses	350,000	4	6,400	—	—	—	6,404
Purchase of common stock for treasury	(35,454)	—	—	—	—	(315)	(315)
Balance at December 31, 2011	2,592,734	$26	$27,656	$(1,799)	$25	$(315)	$25,593

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended December 31,
	2011	2010
OPERATING ACTIVITIES
Net income	$382	$9,423
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment loss on Lynch Systems’ assets	—	20
Depreciation	699	645
Amortization of finite-lived intangible assets	144	112
Gain on disposal of Lynch property	(6)	—
Stock-based compensation	363	185
Deferred income tax provision (benefit)	5	(3,276)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	1,473	(1,003)
Decrease (increase) in inventories, net	271	(599)
(Increase) decrease in other assets	(115)	102
(Decrease) in trade accounts payable, accrued compensation and commissions expense and other accrued liabilities	(895)	(106)
Net cash provided by operating activities	2,321	5,503

INVESTING ACTIVITIES
Capital expenditures	(1,694)	(767)
Net cash used in investing activities	(1,694)	(767)

FINANCING ACTIVITIES
Net borrowings (repayments) on note payable to bank	3,026	(1,696)
Proceeds from issuance of common stock	6,562	—
Payment of expenses related to the public offering	(69)	—
Deferred costs related to stock issuance	—	(89)
Purchase of treasury stock	(315)	—
Proceeds from long-term debt	548	—
Repayments of long-term debt	(817)	(2,620)
Net cash provided by (used in) financing activities	8,935	(4,405)

Increase in cash and cash equivalents	9,562	331
Cash and cash equivalents at beginning of year	4,147	3,816
Cash and cash equivalents at end of year	$13,709	$4,147

Supplemental Disclosure:
Cash paid for interest	$91	$318
Cash paid for income taxes	$433	$78
Non-cash Investing Activity:
Note receivable obtained in sale of property by Lynch Systems, net of costs	$299	$—

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.           Accounting and Reporting Policies

Organization

The LGL Group, Inc., formerly Lynch Corporation, incorporated in 1928 under the laws of the State of Indiana and reincorporated under the laws of the State of Delaware in 2007, is a holding company with subsidiaries engaged in manufacturing custom-designed highly engineered electronic components.  Information on the operations for its single segment and by geographic area of The LGL Group, Inc. and Subsidiaries (the “Company”) is included in Note L — “Segment Information.”

As of December 31, 2011, the subsidiaries of the Company are as follows:

Owned By The LGL Group, Inc.
M-tron Industries, Inc.	100.0%
M-tron Industries, Ltd.	99.9%
Piezo Technology, Inc.	100.0%
Piezo Technology India Private Ltd.	99.0%
Lynch Systems, Inc.	100.0%

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and entities in which it has control.  All inter-company transactions and accounts have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable on a consolidated basis consist principally of amounts due from both domestic and foreign customers.  Credit is extended based on an evaluation of the customer’s financial condition and collateral is not required.  In relation to export sales, the Company requires letters of credit supporting a significant portion of the sales price prior to production to limit exposure to credit risk.  Certain credit sales are made to industries that are subject to cyclical economic changes.  The Company maintains an allowance for doubtful accounts at a level that management believes is sufficient to cover potential credit losses.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  Estimates are based on historical collection experience, current trends, credit policy and relationship between accounts receivable and revenues.  In determining these estimates, the Company examines historical write-offs of its receivables and reviews each client’s account to identify any specific customer collection issues.  If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances might be required.  The Company’s failure to estimate accurately the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on its business, financial condition and results of operations.

Property, Plant and Equipment, Net

Property, plant and equipment is recorded at cost less accumulated depreciation and includes expenditures for additions and major improvements.  Maintenance and repairs are charged to operations as incurred.  Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range from 5 years to 35 years for buildings and improvements, and from 3 to 10 years for other fixed assets.  Property, plant, and equipment are periodically reviewed for indicators of impairment.  If any such indicators were noted, the Company would assess the appropriateness of the assets’ carrying value and record any impairment at that time.

Depreciation expense from operations was approximately $699,000 for 2011 and $645,000 for 2010.

On July 28, 2011, the Company sold certain real property located in Bainbridge, Georgia for $322,610, paid in the form of a promissory note, dated August 1, 2011, in the principal amount of $322,610, bearing interest at a rate of 7% per annum, with all interest and principal due and payable on August 1, 2013.  The real property was formerly used in connection with the operations of Lynch Systems, a subsidiary of the Company whose operating assets were sold in 2007.  The promissory note is secured by the real property sold, and if any portion of such real property is re-sold prior to the note’s maturity (any such re-sale subject to the Company’s written consent), the Company will recoup 85% of the net proceeds from such re-sale transaction, up to the principal amount of the note and all accrued interest thereon. The note receivable is carried at its estimated net realizable value.

Inventories

Inventories are stated at the lower of cost or market value using the FIFO (first-in, first-out) method.

The Company maintains a reserve for inventory based on estimated losses that result from inventory that becomes obsolete or for which the Company has excess inventory levels as of period end. In determining these estimates, the Company performs an analysis on demand and usage for each inventory item over historical time periods.  Based on that analysis, the Company reserves a percentage of the inventory amount within each time period based on historical demand and usage patterns of specific items in inventory.

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

Intangible Assets

Intangible assets are included in “other assets” and are recorded at cost less accumulated amortization.  Amortization is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range up to 10 years.  The intangible assets consist of customer relationships and goodwill.  The net carrying value of the amortizable intangible assets was $156,000 and $225,000 as of December 31, 2011 and 2010, respectively.  Goodwill, which is not amortizable, was $40,000 as of December 31, 2011 and 2010.

The estimated aggregate amortization expense for intangible assets, excluding goodwill, for each of the remaining years of the estimated useful life is as follows (in thousands):

2012	$60
2013	58
2014	38
Total	$156

Revenue Recognition

The Company recognizes revenue from the sale of its product in accordance with the criteria in Accounting Standards Codification (“ASC”) 605, Revenue Recognition, which are:

‒	persuasive evidence that an arrangement exists;

‒	delivery has occurred;

‒	the seller’s price to the buyer is fixed and determinable; and

‒	collectability is reasonably assured.

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

The Company recognizes revenue related to transactions with a right of return and/or authorized price protection provisions when the following conditions are met:

‒	seller’s price to the buyer is fixed or determinable at the date of sale;

‒	buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product;

‒	buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product;

‒	buyer acquiring the product for resale has economic substance apart from that provided by the seller;

‒	seller does not have obligations for future performance; and

‒	the amount of future returns can be reasonably estimated.

Shipping Costs

Amounts billed to customers related to shipping and handling are classified as revenue, and the Company’s shipping and handling costs are included in manufacturing cost of sales.

Research and Development Costs

Research and development costs are charged to operations as incurred.  Such costs were $1,878,000 in 2011 compared with $1,636,000 in 2010, and are included within engineering, selling and administrative expenses.

Advertising Expense

Advertising costs are charged to operations as incurred.  Such costs were $99,000 in 2011, compared with $23,000 in 2010.

Stock-Based Compensation

The Company measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the cost over the requisite service period, typically the vesting period.

The Company estimates the fair value of stock options on the grant date using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. There is no expected dividend rate. Historical Company information was the basis for the expected volatility assumption as the Company believes that the historical volatility over the life of the option is indicative of expected volatility in the future. The risk-free interest rate is based on the U.S. Treasury zero-coupon rates with a remaining term equal to the expected term of the option. The Company also estimates forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on past history of actual performance, a zero forfeiture rate has been assumed.

Restricted stock awards are granted at a value equal to the market price of our common stock on the date of the grant.

Earnings Per Share

The Company computes earnings per share in accordance with ASC 260, Earnings Per Share (“ASC 260”). Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period.  Diluted earnings per share adjusts basic earnings per share for the effects of stock options, restricted stock, and other potentially dilutive financial instruments, only in the periods in which the effects are dilutive. Shares of restricted stock granted to members of the Board of Directors (the “Board”) as a portion of their director fees are deemed to be participating as defined by ASC 260 and therefore are included in the computation of basic earnings per share.

For the year ended December 31, 2011, there were options to purchase 90,000 shares of common stock that were excluded from the diluted earnings per share computation because the impact of the assumed exercise of such stock options would have been anti-dilutive, based on the fact that their exercise price exceeded the market price of the common stock as of December 31, 2011.  There were no outstanding options as of December 31, 2010.

Income Taxes

The Company’s deferred income tax assets represent a) temporary differences between the financial statement carrying amount and the tax basis of existing assets and liabilities that will result in deductible amounts in future years, and b) the tax effects of net operating loss carry-forwards. Based on estimates, the carrying value of our net deferred tax assets assumes that it is more likely than not that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions to utilize these assets in lieu of cash payments for taxes due. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. If, in the future, the Company experiences losses for a sustained period of time, the Company may not be able to conclude that it is more likely than not that the Company will be able to generate sufficient future taxable income to realize our deferred tax assets. If this occurs, the Company may be required to increase the valuation allowance against the deferred tax assets resulting in additional income tax expense. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Concentration Risk

In 2011, MtronPTI’s largest customer, an electronics contract manufacturing company, accounted for approximately 10.3% of the Company’s total revenues, compared to approximately 11.9% in 2010.  MtronPTI’s second-largest customer in 2011, which was also an electronics contract manufacturing company, accounted for approximately 8.6% of MtronPTI’s total revenues, compared to approximately 10.1% in 2010.  Revenues from the MtronPTI’s 10 largest customers accounted for approximately 55.0% of revenues in 2011, compared to approximately 65.3% of revenues in 2010. Two customers accounted for more than 10.0% of accounts receivable in 2011, compared to three customers for 2010. At December 31, 2011, the three largest customers accounted for approximately $1,441,000 of accounts receivable, or 33.4% of the MtronPTI’s accounts receivable, compared to approximately 36.2% for the MtronPTI’s three largest customers in 2010.

In 2011, approximately 14.7% of the MtronPTI’s revenue was attributable to finished products that were manufactured by an independent contract manufacturer with production locations in both Korea and China, compared to 17.5% for 2010.

At various times throughout the year and at December 31, 2011, some deposits held at financial institutions were in excess of federally insured limits.  The Company has not experienced any losses related to these balances, and believes the related risk to be minimal.

Segment Information

The Company reports segment information in accordance with ASC 280, Disclosures about Segments of an Enterprise and Related Information (“ASC 280”).  ASC 280 requires companies to report financial and descriptive information for each operating segment based on management’s internal organizational decision-making structure.  See Note L to the Consolidated Financial Statements - “Segment Information” - for the detailed presentation of the Company’s business segment.

Impairments of Long-Lived Assets

Long-lived assets, including intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Management assesses the recoverability of the carrying cost of the assets based on a review of projected undiscounted cash flows.  If an asset is held for sale, management reviews its estimated fair value less cost to sell.  Fair value is determined using pertinent market information, including appraisals or broker’s estimates, and/or projected discounted cash flows. In the event an impairment loss is identified, it is recognized based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset.

Financial Instruments

Cash and cash equivalents, trade accounts receivable, short-term borrowings, trade accounts payable, and accrued expenses are carried at cost, which approximates fair value due to the short-term maturity of these instruments.  The carrying amount of the Company’s borrowings under its revolving line of credit approximates fair value, as the obligation bears interest at a floating rate.  The fair value of long-term debt approximates cost based on borrowing rates for similar instruments.

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

Foreign Currency Translation

The assets and liabilities of international operations are re-measured at the exchange rates in effect at the balance sheet date for monetary assets and liabilities and at historical rates for non-monetary assets and liabilities, with the related re-measurement gains or losses reported within the consolidated statement of operations. The results of international operations are re-measured at the monthly average exchange rates. The Company’s foreign subsidiaries and respective operations’ functional currency is the U.S. dollar.  The Company has determined this based upon the majority of transactions with customers as well as inter-company transactions and parental support being based in U.S. dollars.  The Company has recognized a re-measurement loss of $26,000 in 2011 and a re-measurement gain of $3,000 in 2010, which is included within other income, net in the consolidated statements of operations.

Recently Issued Accounting Pronouncements

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

In June 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220), Presentation of Comprehensive Income, which requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of equity. This update is effective for us in our first quarter of 2012 and should be applied retrospectively. The adoption of this new guidance will not have a significant impact on our consolidated financial statements.

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

B.           Inventories

The Company reduces the value of its inventories to market value when the market value is believed to be less than the cost of the item.

	December 31,
	2011	2010
	(in thousands)
Raw materials	$2,864	$2,685
Work in process	1,384	1,663
Finished goods	1,428	1,599
Total Inventories, net	$5,676	$5,947

The inventory reserve for obsolescence as of December 31, 2011 and December 31, 2010 was $1,942,000 and $1,605,000, respectively.

C.           Note Payable to Banks and Long-Term Debt

	December 31, 2011	December 31, 2010
Notes Payable:	(in thousands)
MtronPTI revolving loan with J.P. Morgan Chase Bank, N.A. (“Chase”) at the greater of Chase’s prime rate or the one-month LIBOR rate plus 2.50% per annum (3.25% at December 31, 2011), due June 30, 2013.	$3,026	$—

Long-Term Debt:
MtronPTI term loan with First National Bank of Omaha (“FNBO”), retired on June 30, 2011.	$—	$669
MtronPTI term loan with Chase due January 31, 2013. The note bears interest at a fixed rate of 5.00%	400	—

Less: Current maturities	400	299
Long-Term Debt	$—	$370

On June 30, 2011, MtronPTI entered into a loan agreement with Chase (the “Chase Loan Agreement”). The Chase Loan Agreement provides for the following credit facilities:  (i) a revolving line of credit in the amount of $4,000,000, to be used solely for working capital needs (the “Chase Revolving Loan”), (ii) a commercial line of credit in the amount of $2,000,000, to be used solely for tangible capital expenditures and, at Chase’s sole discretion, business acquisitions (the “Chase Commercial Loan”), and (iii) a term loan in the amount of $536,000 (the “Chase Term Loan”). The Chase Revolving Loan bears interest at the greater of (x) Chase’s prime rate or (y) the one-month LIBOR rate plus 2.50% per annum (the “CB Rate”), with interest due and payable on a monthly basis and the outstanding principal balance plus all accrued but unpaid interest due and payable on June 30, 2013. The Chase Commercial Loan bears interest at the CB Rate, with interest due and payable on a monthly basis and the outstanding principal balance plus all accrued but unpaid interest due and payable on June 30, 2012.

At December 31, 2011, MtronPTI had $3,026,000 outstanding under the Chase Revolving Loan and available borrowing capacity of $389,000 under the Chase Revolving Loan (total borrowing capacity was below the maximum of $4,000,000 available due to certain limitations on the borrowing base as defined in the Chase Loan Agreement). At December 31, 2011, there was no outstanding balance on the Chase Commercial Loan.

The Chase Term Loan bears interest at 5.00% per annum, with principal and interest due and payable in monthly installments of $29,500 and the outstanding principal balance, plus all accrued but unpaid interest due and payable on January 31, 2013.

All outstanding obligations of MtronPTI under the Chase Loan Agreement are collateralized by a first priority security interest in all of the assets of MtronPTI, excluding real property. Additionally, in connection with the Chase Loan Agreement, PTI entered into a separate agreement with Chase providing that PTI would not mortgage or otherwise encumber certain real property it owns in Florida while the credit facilities under the Chase Loan Agreement are outstanding.

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

As of December 31, 2011, MtronPTI was not in compliance with the net income covenant under the Chase Loan Agreement.  Based on the definition of net income under the Chase Loan Agreement, MtronPTI had net income of $1,250,000 for the year ended December 31, 2011, as compared to the minimum requirement of $2,000,000.  Chase has waived non-compliance with this covenant as of December 31, 2011.  Additionally, we have entered into negotiations with Chase regarding an amendment to the Chase Loan Agreement to adjust the financial covenants to permit our compliance with the terms of such covenants in future periods.  While we expect to finalize the amendment with Chase shortly, there can be no assurance that we will be able to enter into such an amendment. Therefore, we have reclassified the long-term portion of the MtronPTI term loan, which is $58,000, as current at December 31, 2011.  We expect that, with the amendment and based on our current covenant compliance projections, MtronPTI will be in compliance with the Chase Loan Agreement covenants at each quarterly testing date through December 31, 2012.

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

In connection with the FNBO Term Loan, MtronPTI entered into an interest rate swap agreement with FNBO from which it received periodic payments at the LIBOR Base Rate and made periodic payments at a fixed rate of 5.60% through the term of the FNBO Term Loan.  The Company had designated this swap as a cash flow hedge in accordance with Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”).  The fair value of the interest rate swap was ($14,000) at June 30, 2011 and ($21,000) at December 31, 2010, net of any tax effect.  The fair value of the interest rate swap at June 30, 2011, ($14,000), has been recognized in earnings for the period ended June 30, 2011.  The interest rate swap agreement was terminated on June 30, 2011 in connection with the repayment of the FNBO Term Loan and the termination of the FNBO Loan Agreement.

Aggregate principal maturities of long-term debt for each of the remaining years until maturity based upon payment terms and interest rates in effect at December 31, 2011 are as follows (in thousands):

2012	$342
2013	58
Total	$400

D.           Related Party Transactions

At December 31, 2011, the Company had $13,709,000 of cash and cash equivalents compared with $4,147,000 at December 31, 2010.  Of this amount, $10,087,000 at December 31, 2011 compared with $949,000 at December 31, 2010, was invested in United States Treasury money market funds for which an entity controlled by a 10% stockholder of the Company, and for which a director of the Company serves as a Director of the investment manager.  The fund transactions in 2011 and 2010 are directed at the discretion of Company management and carried out by the related party.

E.           Stock-Based Compensation

The Company measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the cost over the requisite service period, typically the vesting period.

On August 4, 2011, the Company’s stockholders approved the 2011 Incentive Plan.  500,000 shares of common stock are authorized for issuance under the 2011 Incentive Plan.  After the 2011 Incentive Plan was approved by the Company’s stockholders on August 4, 2011, the 2001 Equity Incentive Plan was terminated pursuant to a Board resolution.

The Company estimates the fair value of stock options on the grant date using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. There is no expected dividend rate. Historical Company information was the basis for the expected volatility assumption as the Company believes that the historical volatility over the life of the option is indicative of expected volatility in the future. The risk-free interest rate is based on the U.S. Treasury zero-coupon rates with a remaining term equal to the expected term of the option. The Company also estimates forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on past history of actual performance, a zero forfeiture rate has been assumed.

On March 14, 2011, the Board granted options to purchase a total of 90,000 shares of common stock to members of senior management and the Company’s Chairman of the Board. These options have an exercise price of $22.50, have a five-year life expiring on March 14, 2016, and vest as follows:  30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date.  The weighted average grant date fair value was $9.82 and the total stock compensation related expense for this grant for the year ended December 31, 2011, was approximately $211,000. The unrecognized compensation expense related to these options of approximately $673,000 as of December 31, 2011, will be recognized over the vesting period.

The following table summarizes the inputs to the option valuation model for the options granted during the year ended December 31, 2011:

2011
Historical volatility	91%
Dividend rate	0%
Expected term (in years)	3.45
Risk-free rate	1.11%

The following table summarizes information about stock options outstanding and exercisable at December 31, 2011 as well as activity during the year then ended:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Years Remaining	Aggregate Intrinsic Value
Outstanding at December 31, 2009	20,000	$13.17	0.4	$—
Granted during 2010	—	—	—	—
Exercised during 2010	—	—	—	—
Forfeited during 2010	—	—	—	—
Expired during 2010	(20,000)	13.17	0.4	—
Outstanding at December 31, 2010	—	—	—	—
Granted during 2011	90,000	22.50	4.0	—
Exercised during 2011	—	—	—	—
Forfeited during 2011	—	—	—	—
Expired during 2011	—	—	—	—
Outstanding at December 31, 2011	90,000	$22.50	4.0	$—
Exercisable at December 31, 2011	—	$—	—	$—
Vested at December 31, 2011	—	$—	—	$—

Restricted stock awards are granted at a value equal to the market price of the Company’s common stock on the date of the grant. On December 15, 2010, the Board granted a total of 12,647 restricted shares of common stock to 12 employees and the officers of the Company. These shares vest as follows:  30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date. On December 30, 2011, the Board granted a total of 10,928 restricted shares of common stock to its eight members as a portion of their base director compensation for 2012. These shares vested immediately on the grant date. Total stock compensation related expense for these grants for the year ended December 31, 2011, was approximately $152,000. The unrecognized compensation expense related to these awards of approximately $167,000 as of December 31, 2011, will be recognized over the remaining vesting period.

The following table summarizes information about restricted stock grants outstanding at December 31, 2011 as well as activity during the year then ended:

	Number of Stock Grants	Weighted Average Grant Date Fair Value per Share
Outstanding non vested at December 31, 2009	15,817	$3.16
Granted during 2010	23,759	15.79
Vested during 2010	(26,929)	14.30
Forfeited or expired during 2010	—	—
Outstanding non vested at December 31, 2010	12,647	18.90
Granted during 2011	10,928	7.33
Vested during 2011	(14,714)	7.32
Forfeited or expired during 2011	—	—
Outstanding non vested at December 31, 2011	8,861	$18.90

The 2011 Incentive Plan had 489,072 shares remaining available for future issuance at December 31, 2011.

F.           Income Taxes

The Company files consolidated federal income tax returns, which includes all U.S. subsidiaries.

The Company has a total Federal net operating loss (“NOL”) carry-forward of $5,942,000 as of December 31, 2011.  This NOL carry-forward expires through 2031 if not utilized prior to that date. The Company has a total state NOL carry-forward of $13,088,000 as of December 31, 2011.  This NOL carry-forward expires through 2031 if not utilized prior to that date.  The Company has research and development credit carry-forwards of approximately $1,087,000 at December 31, 2011, that can be used to reduce future income tax liabilities and expire principally between 2020 and 2031.  In addition, the Company has foreign tax credit carry-forwards of approximately $359,000 at December 31, 2011, that are available to reduce future U.S. income tax liabilities subject to certain limitations.  These foreign tax credit carry-forwards expire at various times through 2020.

Deferred income taxes for 2011 and 2010, were provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.  Tax effects of temporary differences and carry-forwards at December 31, 2011 and 2010, are as follows:

	December 31, 2011		December 31, 2010
	Deferred Tax		Deferred Tax
	Asset	Liability	Asset	Liability
	(in thousands)
Inventory reserve	$737	$—	$945	$—
Fixed assets	—	528	—	151
Other reserves and accruals	224	—	350	—
Stock-based compensation	77	—	—	—
Undistributed foreign earnings	—	919	—	723
Other	—	57	—	81
Tax credit carry-forwards	1,557	—	1,516	—
Federal tax loss carry-forwards	2,020	—	1,335	—
State tax loss carry-forwards	497	—	422	—
Total deferred income taxes	5,112	$1,504	4,568	$955
Valuation allowance	(263)		(263)
Net deferred tax assets	$4,849		$4,305

At December 31, 2011, the net deferred tax assets of $3,345,000 presented in the Company’s balance sheet comprises deferred tax assets of $4,849,000, offset by deferred tax liabilities of $1,504,000.  At December 31, 2010, the net deferred tax assets of $3,350,000 presented in the Company’s balance sheet comprises deferred tax assets of $4,305,000, offset by deferred tax liabilities of $955,000.

The provision (benefit) for income taxes is summarized as follows:

	2011	2010
	(in thousands)
Current:
Federal	$—	$—
State and local	—	65
Foreign	180	266
Total Current	180	331

Deferred:
Federal	25	(2,960)
State and local	(20)	(316)
Total Deferred	5	(3,276)
	$185	$(2,945)

A reconciliation of the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes:

	2011	2010
	(in thousands)

Tax provision at expected statutory rate	$193	$2,203
State taxes, net of federal benefit	(29)	112
Permanent differences	17	4
Credits	(217)	(73)
Foreign tax expense, and other	221	133
Change in valuation allowance	—	(5,324)
Provision (benefit) for income taxes	$185	$(2,945)

 (Loss) income before income taxes from domestic operations was ($473,000) and $5,046,000 in 2011 and 2010, respectively.  Profit before income taxes from foreign operations was $1,075,000 and $1,432,000 in 2011 and 2010, respectively.  At December 31, 2011, U.S. income taxes have been provided on approximately $4,281,000 of earnings of the Company’s foreign subsidiaries, because these earnings are not considered to be indefinitely reinvested.  As of December 31, 2011, earnings of non-U.S. subsidiaries considered to be indefinitely reinvested totaled $481,000.  No provision for U.S. income taxes has been provided thereon.  Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. taxes, reduced by any foreign tax credits available.  It is not practicable to estimate the amount of additional tax that might be payable on this undistributed foreign income.

As of December 31, 2011, the Company has a state NOL carry-forward of $497,000. Approximately $263,000 of the state NOL carry-forward relates to the State of Georgia and has been fully reserved based on the fact that the Company has no ability to generate taxable income in the State of Georgia that would allow the net operating loss carry-forward to be utilized in a future period.  The valuation allowance was $263,000 at December 31, 2011 and 2010.

The Company will recognize any interest and penalties related to unrecognized tax positions in income tax expense.  At the date of adoption of ASC 740, the Company did not have a liability for unrecognized tax positions.  In addition, the Company did not record any increases or decreases to its liability for unrecognized tax positions during the years ended December 31, 2011 or 2010.  Accordingly, the Company has not accrued for any interest and penalties as of December 31, 2011 or 2010.  The Company does not anticipate any change in its liability for unrecognized tax positions over the next fiscal year.

The Company files income tax returns in the U.S. Federal, various state, Hong Kong and India jurisdictions. The statute of limitations for assessment by the Internal Revenue Service (“IRS”) and state tax authorities is open for tax years ended December 31, 2008, 2009 and 2010, although carry-forward attributes that were generated prior to tax year 2008, including net operating loss carry-forwards and tax credits, may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period.  The Company is generally subject to examinations by foreign tax authorities from 2004 to the present.

G.           Other Comprehensive Income

Other comprehensive income includes the changes in fair value of investments classified as available-for-sale and the changes in fair values of derivatives designated as cash flow hedges.

For the year ended December 31, 2011, total comprehensive income was $445,000, comprised of other comprehensive income, net of tax, of $63,000, plus net income of $382,000.  Other comprehensive income included $5,000 from the unrealized increase in the market value of marketable securities (included in other current assets). The Company terminated the interest rate swap with FNBO, and reclassified a loss of $14,000 from other comprehensive income to earnings for the period ended June 30, 2011.  As of December 31, 2011, accumulated other comprehensive income was approximately $25,000, and was comprised only of the change in the fair value of investments classified as available-for-sale, net of the related tax effect.

For the year ended December 31, 2010, total comprehensive income was $9,501,000, comprised of other comprehensive income of $78,000, plus net income of $9,423,000.  Other comprehensive income included $8,000 from the unrealized increase in the market value of marketable securities (included in other current assets), $107,000 from the change in the fair value of the interest rate swaps and ($37,000) for the tax effect of the changes in comprehensive income.

H.           Stockholders’ Equity

On August 29, 2011, the Board authorized the Company to repurchase up to 100,000 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized and available for repurchase under the Company’s existing share repurchase program to 540,000 shares, at such times, amounts and prices as the Company shall deem appropriate. As of December 31, 2011, the Company has repurchased a total of 35,454 shares of common stock at a cost of $315,000, which shares are currently held in treasury.

On February 4, 2011, the Company completed a public offering of 350,000 shares of common stock at $20.00 per share.  The aggregate number of shares sold reflects and includes the exercise in full by the underwriter of its over-allotment option to purchase 45,652 additional shares of common stock.  The Company received net proceeds of $6,404,000 from the offering, after deducting the underwriting discounts and commissions and offering expenses.  These proceeds have been and will continue to be used for general corporate purposes, including working capital and potential technology acquisitions or other strategic ventures.

I.           Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value guidance identifies three primary valuation techniques:  the market approach, the income approach and the cost approach.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  The income approach uses valuation techniques to convert future amounts such as cash flows or earnings, to a single present amount. The measurement is based on the value indicated by current market expectations about those future amounts.  The cost approach is based on the amount that currently would be required to replace the service capacity of an asset.

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to observable inputs such as quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  The maximization of observable inputs and the minimization of the use of unobservable inputs are required.

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total December 31, 2011
Equity securities	$40	$—	$—	$40
U.S. Treasury securities (cash equivalents)	$10,087	$—	$—	$10,087

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total December 31, 2010
Equity securities	$35	$—	$—	$35
U.S. Treasury securities (cash equivalents)	$949	$—	$—	$949

Liabilities

To estimate the fair value of the swap liability on hedge contracts as of the measurement date, the Company obtains inputs other than quoted prices that are observable for the liability. Liabilities measured at fair value on a recurring basis are summarized below.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total December 31, 2011
Interest rate swap	$—	$—	$—	$—

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total December 31, 2010
Interest rate swap	$—	$21	$—	$21

J.           Employee Benefit Plans

The Company offers a defined contribution plan for eligible employees, in which the Company makes discretionary contributions up to 50% of the first 6% of eligible compensation contributed by participants. The Company reinstated the match in June 2011, and contributed approximately $59,000 for contributions made between July 2011 and December 2011.  The Company did not make any contributions during 2010.  Participants vest in employer contributions starting after their second year of service at 20% increments vesting 100% in year six.

K.           Commitments and Contingencies

In the normal course of business, the Company and its subsidiaries may become defendants in certain product liability, patent infringement, worker claims and other litigation.  The Company and its subsidiaries have no litigation pending at this time.

Rent Expense

Rent expense under operating leases was $282,000 and $213,000 for the years ended December 31, 2011 and 2010, respectively.  The Company leases certain property and equipment, including warehousing, and sales and distribution equipment, under operating leases that extend from one to two years.  Certain of these leases have renewal options.

L.           Segment Information

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

	Years Ended December 31,
	2011	2010
	(in thousands)
Revenues from Operations
Frequency control devices – USA	$15,645	$25,212
Frequency control devices – Foreign	20,037	21,444
Total consolidated revenues	$35,682	$46,656

Operating Income from Operations
Frequency control devices	$2,558	$8,455
Unallocated corporate expense	(1,884)	(1,676)
Impairment loss on Lynch Systems’ assets	—	(20)
Consolidated total operating income	674	6,759
Interest expense	(109)	(304)
Other income	2	23
Other loss	(107)	(281)

Income Before Income Taxes	$567	$6,478

Capital Expenditures
Frequency control devices	1,211	593
General corporate	483	175
Total capital expenditures	$1,694	$768

Total Assets
Frequency control devices	$16,276	$17,928
General corporate	15,808	5,498
Total assets from discontinued operations and Lynch Systems’ remaining assets	337	299
Consolidated total assets	$32,421	$23,725

M.           Foreign Revenues

For years ended December 31, 2011 and 2010, significant foreign revenues from operations (10% or more of foreign sales) were as follows:

	Years Ended December 31,
	2011	2010
	(in thousands)
Frequency Control Devices - Significant
Foreign Revenues:
China	$7,035	$6,098
Malaysia	5,984	6,416
Thailand	1,907	2,842
Mexico	954	2,194
All other foreign countries	4,157	3,894
Total foreign revenues	$20,037	$21,444

N.           Subsequent Events

On February 29, 2012, the Company granted to its executive officers 3,733 restricted shares of the Company’s common stock performance under the 2011 Incentive Plan with a grant date fair value of $8.44 per share.  The related compensation expense will be recognized over the vesting period.  The shares vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of The LGL Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2007).
3.2	The LGL Group, Inc. By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2007).
10.1	The LGL Group, Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 1996).
10.2
The LGL Group, Inc. 2001 Equity Incentive Plan adopted December 10, 2001 (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 filed with the SEC on December 29, 2005).

10.3
Form of Restricted Stock Agreement (2001 Equity Incentive Plan) by and between The LGL Group, Inc. and each of its directors (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2011).

10.4
Form of Restricted Stock Agreement (2001 Equity Incentive Plan) by and between The LGL Group, Inc. and each of its executive officers (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2011).

10.5	The LGL Group, Inc. 2011 Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on December 30, 2011).
10.6	Form of Stock Option Agreement (2011 Incentive Plan) (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on December 30, 2011).
10.7	Form of Restricted Stock Agreement (2011 Incentive Plan) (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed with the SEC on December 30, 2011).
10.8
Form of Indemnification Agreement by and between The LGL Group, Inc. and its executive officers and directors (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2011).

10.9
Employment Agreement, dated as of November 10, 2011, by and between The LGL Group, Inc. and Gregory P. Anderson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2011).

10.10
Master Loan Agreement, dated as of June 30, 2011, by and among M-tron Industries, Inc., Piezo Technology, Inc. and J.P. Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2011).

10.11
Revolving Promissory Note (Revolving Line), dated as of June 30, 2011, by and among M-tron Industries, Inc., Piezo Technology, Inc. and J.P. Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2011).

Exhibit No.	Description
10.12
Revolving Promissory Note (Line of Credit), dated as of June 30, 2011, by and among M-tron Industries, Inc., Piezo Technology, Inc. and J.P. Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2011).

10.13
Promissory Note (Term Loan), dated as of June 30, 2011, by and among M-tron Industries, Inc., Piezo Technology, Inc. and J.P. Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2011).

21.1	Subsidiaries of The LGL Group, Inc.*
23.1	Consent of Independent Registered Public Accounting Firm – McGladrey & Pullen, LLP.*
23.2	Consent of Independent Registered Public Accounting Firm – J.H. Cohn LLP.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

The exhibits listed above have been filed separately with the SEC in conjunction with this Annual Report on Form 10-K or have been incorporated by reference into this Annual Report on Form 10-K.  Upon request, the Company will furnish to each of its stockholders a copy of any such exhibit.  Requests should be addressed to the Office of the Secretary, The LGL Group, Inc., 2525 Shader Rd. Orlando, Florida 32804.

