Form 10-Q
period 2012-03-31
LGL GROUP INC
filed 2012-05-15
CIK 61004

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2012
Common Stock, $0.01 par value	2,599,866

INDEX

THE LGL GROUP, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets:	1

	– As of March 31, 2012
	– As of December 31, 2011

	Condensed Consolidated Statements of Operations:	3

	– Three months ended March 31, 2012 and 2011

	Condensed Consolidated Statements of Comprehensive (Loss) Income:	4

	– Three months ended March 31, 2012 and 2011

	Condensed Consolidated Statement of Stockholders’ Equity:	5

	– Three months ended March 31, 2012

	Condensed Consolidated Statements of Cash Flows:	6

	– Three months ended March 31, 2012 and 2011

	Notes to Condensed Consolidated Financial Statements:	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	19

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	21
SIGNATURES		22

PART I

FINANCIAL INFORMATION

Item 1.                 Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

(Dollars in Thousands, Except Per Share Amounts)
	March 31,	December 31,
ASSETS	2012	2011 (A)
Current Assets:
Cash and cash equivalents	$13,392	$13,709
Accounts receivable, less allowances of $116 and $131, respectively	3,807	4,309
Inventories, net (Note C)	5,840	5,676
Deferred income taxes	960	960
Prepaid expenses and other current assets	279	292
Total Current Assets	24,278	24,946
Property, Plant and Equipment
Land	640	640
Buildings and improvements	3,652	3,620
Machinery and equipment	15,263	15,001
Gross property, plant and equipment	19,555	19,261
Less: accumulated depreciation	(14,891)	(14,731)
Net property, plant, and equipment	4,664	4,530
Deferred income taxes, net	2,651	2,385
Other assets, net	552	560
Total Assets	$32,145	$32,421

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED, continued

(Dollars in Thousands, Except Per Share Amounts)

	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2012	2011 (A)
Current Liabilities:
Note payable to bank (Note D)	$2,956	$3,026
Accounts payable	2,392	1,755
Accrued compensation and commissions expense	1,098	1,102
Other accrued expenses	291	545
Current maturities of long-term debt (Note D)	316	400
Total Current Liabilities	7,053	6,828
Long-term debt, net of current portion (Note D)	—	—
Total Liabilities	7,053	6,828
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.01 par value - 10,000,000 shares authorized; 2,635,320 shares issued and 2,599,866 shares outstanding at March 31, 2012, and 2,628,188 shares issued and 2,592,734 shares outstanding at December 31, 2011	26	26
Additional paid-in capital	27,745	27,656
Accumulated deficit	(2,392)	(1,799)
Treasury stock; 35,454 shares held in treasury at cost at March 31, 2012 and December 31, 2011	(315)	(315)
Accumulated other comprehensive income	28	25
Total Stockholders' Equity (Note J)	25,092	25,593
Total Liabilities and Stockholders' Equity	$32,145	$32,421

(A)
The Condensed Consolidated Balance Sheet as of December 31, 2011, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

(Dollars in Thousands, Except Shares and Per Share Amounts)
	Three Months Ended March 31,
	2012	2011

REVENUES	$7,174	$9,020
Cost and expenses:
Manufacturing cost of sales	5,577	6,078
Engineering, selling and administrative	2,398	2,559
Total Cost and Expenses	7,975	8,637
OPERATING INCOME (LOSS)	(801)	383
Other income (expense):
Interest (expense)	(27)	(12)
Other income (expense)	(31)	9
Total Other Income (Expense)	(58)	(3)
INCOME (LOSS) BEFORE INCOME TAXES	(859)	380
Income tax benefit (provision)	266	(139)

NET INCOME (LOSS)	$(593)	$241

Weighted average number of shares used in basic and diluted net income (loss) per common share calculation.	2,595,242	2,481,149

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(0.23)	$0.10

See accompanying Notes to Condensed Consolidated Financial Statements.

- Page 3 -

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED

(Dollars in Thousands)
	Three Months Ended March 31,
	2012	2011

NET INCOME (LOSS)	$(593)	$241
Other comprehensive income:
Unrealized gain on available-for-sale securities	3	18
Deferred gain on swap liability on hedge contracts	--	5
COMPREHENSIVE INCOME (LOSS)	$(590)	$264

See accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — UNAUDITED

(Dollars in Thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2011	2,592,734	$26	$27,656	$(1,799)	$25	$(315)	$25,593
Net loss for period	--	--	--	(593)	--	--	(593)
Other comprehensive income	--	--	--	--	3	--	3
Stock-based compensation (Note E)	7,132	--	89	--	--	--	89
Balance at March 31, 2012	2,599,866	$26	$27,745	$(2,392)	$28	$(315)	$25,092

See accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

(Dollars in Thousands)
	Three Months Ended March 31,
	2012	2011

OPERATING ACTIVITIES
Net income (loss)	$(593)	$241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	160	168
Amortization of finite-lived intangible assets	21	36
Stock-based compensation	89	34
Deferred income taxes	(266)	93
Changes in operating assets and liabilities:
Decrease in accounts receivable	502	981
Increase in inventories	(164)	(338)
(Increase) Decrease in trade accounts payable, accrued liabilities and other liabilities	382	(54)
Increase in other current assets	--	(18)
Net cash provided by operating activities	131	1,143

INVESTING ACTIVITIES
Capital expenditures	(294)	(569)
Net cash used in investing activities	(294)	(569)

FINANCING ACTIVITIES
Net repayments on note payable to bank	(70)	--
Proceeds from issuance of common stock	--	6,562
Payment of expenses related to the public offering	--	(158)
Principal payments on long-term debt	(84)	(73)
Net cash provided by (used in) financing activities	(154)	6,331

Increase (decrease) in cash and cash equivalents	(317)	6,905
Cash and cash equivalents at beginning of period	13,709	4,147
Cash and cash equivalents at end of period	$13,392	$11,052

Supplemental Disclosure:

Cash paid for income taxes	$5	$35
Cash paid for interest	$32	$9

See accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.	Subsidiaries of the Registrant

The LGL Group, Inc. (the “Company”), formerly Lynch Corporation, incorporated in 1928 under the laws of the State of Indiana and reincorporated under the laws of the State of Delaware in 2007, is a holding company with subsidiaries engaged in the design, manufacture, and sale of standard and custom engineered electronic components.

As of March 31, 2012, the subsidiaries of the Company are as follows:

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

C.	Inventories

Inventories are stated at the lower of cost or market value.  The Company reduces the value of its inventories to market value when the value is believed to be less than the cost of the item.

	March 31, 2012	December 31, 2011
	(in thousands)
Raw materials, net	$2,809	$2,864
Work in process, net	1,598	1,384
Finished goods, net	1,433	1,428
Total Inventories, net	$5,840	$5,676

The inventory reserve for obsolescence as of March 31, 2012 and December 31, 2011, was $2,037,000 and $1,942,000, respectively.

D.	Notes Payable to Banks and Long-Term Debt

	March 31, 2012	December 31, 2011
Notes Payable:	(in thousands)
MtronPTI revolving loan with J.P. Morgan Chase Bank, N.A. (“Chase”) at the greater of Chase’s prime rate or the one-month LIBOR rate plus 2.50% per annum (3.25% at March 31, 2012), due June 30, 2013.	$2,956	$3,026

Long-Term Debt:
MtronPTI term loan with Chase due January 31, 2013. The note bears interest at a fixed rate of 5.00%	316	400

Less: Current maturities	316	400
Long-Term Debt	$--	$--

On June 30, 2011, certain of the Company’s subsidiaries, together referred to as MtronPTI, entered into a loan agreement with Chase (the “Chase Loan Agreement”). The Chase Loan Agreement provides for the following credit facilities: (i) a revolving line of credit in the amount of $4,000,000, to be used solely for working capital needs (the “Chase Revolving Loan”), (ii) a commercial line of credit in the amount of $2,000,000, to be used solely for tangible capital expenditures and, at Chase’s sole discretion, business acquisitions (the “Chase Commercial Loan”), and (iii) a term loan in the amount of $536,000 (the “Chase Term Loan”). The Chase Revolving Loan bears interest at the greater of (x) Chase’s prime rate or (y) the one-month LIBOR rate plus 2.50% per annum (the “CB Rate”), with interest due and payable on a monthly basis and the outstanding principal balance plus all accrued but unpaid interest due and payable on June 30, 2013. The Chase Commercial Loan bears interest at the CB Rate, with interest due and payable on a monthly basis and the outstanding principal balance plus all accrued but unpaid interest due and payable on June 30, 2012.  There was no amount outstanding under the Chase Commercial Loan as of March 31, 2012, or December 31, 2011.  The Chase Term Loan bears interest at 5.00% per annum, with principal and interest due and payable in monthly installments of $29,500 and the outstanding principal balance, plus all accrued but unpaid interest due and payable on January 31, 2013.

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

The Chase Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, financial covenants that MtronPTI maintain: (i) tangible net worth not less than the sum of $7,500,000, plus 50% of the net income earned by MtronPTI for the preceding six-month period at June 30, 2011, with the threshold amount continuing to increase at December 31st and June 30th of each year by 50% of the net income earned by MtronPTI for the preceding six months; (ii) net income of not less than $1,000,000 for the fiscal year-to-date period ending June 30, 2011, $1,500,000 for the fiscal year-to-date period ending September 30, 2011, and $2,000,000 for the fiscal year-to-date period ending December 31, 2011, and for each trailing twelve-month period thereafter, tested on a quarterly basis, provided that MtronPTI not experience two consecutive quarterly losses; and (iii) a debt service coverage ratio of not less than 1.25 to 1.00, tested at the end of every fiscal year.

As of March 31, 2012, MtronPTI was not in compliance with the net income covenant under the Chase Loan Agreement.  Based on the definition of net income under the Chase Loan Agreement, which includes a pro forma computation of standalone tax expense for MtronPTI using the separate tax return method, MtronPTI had net income of $474,000 for the trailing twelve months ended March 31, 2012, as compared to the minimum requirement of $2,000,000.  Chase has waived non-compliance with this covenant as of March 31, 2012, in accordance with the terms of a letter agreement dated, May 15, 2012, pursuant to which MtronPTI will make a cash collateral deposit of $4,000,000 with Chase.  Refer to Note M – Subsequent Events.

Additionally, we have entered into negotiations with Chase regarding an amendment to the Chase Loan Agreement to adjust the financial covenants to permit our compliance with the terms of such covenants in future periods.  While we expect to finalize the amendment with Chase shortly, there can be no assurance that we will be able to enter into such an amendment.

E.	Stock-Based Compensation

The Company estimates the fair value of stock options on the grant date using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. There is no expected dividend rate. Historical Company information was the primary basis for the expected volatility assumption. The fair value of grants was calculated using historical volatility as the Company believes that the historical volatility over the life of the option is indicative of expected volatility in the future. The risk-free interest rate is based on the U.S. Treasury zero-coupon rates with a remaining term equal to the expected term of the option. Accounting Standards Codification (“ASC”) 718, Stock Compensation, also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on past history of actual performance, a zero forfeiture rate has been assumed.

On February 29, 2012, the Board of Directors granted a total of 7,132 restricted shares to 14 employees of the Company under the 2011 Incentive Plan with a grant date fair value of $8.44 per share, 3,733 of which were granted to executive officers. These shares vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date. Total stock compensation related expense for this grant for the three-month period ended March 31, 2012, was approximately $2,000.

On March 14, 2011, the Board of Directors granted options to purchase a total of 90,000 shares of the Company’s common stock to members of senior management and the Company’s Chairman of the Board. These stock options have an exercise price of $22.50 and vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date.  These stock options expire on March 14, 2016.  Total stock compensation related expense for this grant for the three-month period ended March 31, 2012, was approximately $66,000.

Restricted stock awards are granted at a value equal to the market price of our common stock on the date of the grant. On December 15, 2010, the Board of Directors granted a total of 12,647 restricted shares to 14 employees of the Company. These shares vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date. Total stock compensation related expense for this grant for the three-month period ended March 31, 2012, was approximately $21,000.

As of March 31, 2012, there was approximately $811,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements.

F.	Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance ASC 260, Earnings Per Share (“ASC 260”).  Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share adjusts basic earnings (loss) per share for the effects of stock options, non-participating restricted common stock, and other potentially dilutive financial instruments, only in the periods in which the effects are dilutive.  Shares of restricted stock granted to members of the Board of Directors as a portion of their director fees are deemed to be participating as defined by ASC 260 and therefore are included in the computation of basic earnings (loss) per share.

For the three months ended March 31, 2012, there were options to purchase 90,000 shares of common stock that were excluded from the diluted earnings (loss) per share computation because the impact of the assumed exercise of such stock options would have been anti-dilutive, based on the fact that their exercise price exceeded the market price of the common stock as of March 31, 2012.

G.	Fair Value Measurements

The Company measures financial and non-financial assets and liabilities at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures.  These measurements involve various valuation techniques and assume that the transactions would occur between market participants in the most advantageous market for the Company.  The following is a summary of valuation techniques utilized by the Company for its significant financial and non-financial assets and liabilities as of March 31, 2012 and December 31, 2011:

Assets

To estimate the fair value of its marketable securities, the Company obtains current market pricing from quoted market sources or uses pricing for identical securities. Assets measured at fair value on a recurring basis are summarized below.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	March 31, 2012
	(in thousands)
Equity securities	$43	$--	$--	$43
U.S. Treasury securities	$10,587	$--	$--	$10,587

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2011
	(in thousands)
Equity securities	$40	$--	$--	$40
U.S. Treasury securities	$10,087	$--	$--	$10,087

H.	Foreign Revenues

For the three months ended March 31, 2012 and 2011, foreign revenues were derived from the following countries:

	Three Months Ended March 31,
Foreign Revenues:	2012	2011
	(in thousands)
Malaysia	$1,079	$1,613
China	934	1,277
Thailand	359	294
All other foreign countries	950	1,663
Total foreign revenues	$3,322	$4,847

I.	Commitments and Contingencies

In the normal course of business, the Company and its subsidiaries may become defendants in certain product liability, worker claims and other litigation.  The Company and its subsidiaries have no litigation pending at this time.

J.	Stockholders’ Equity

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

K.	Related Party Transactions

At March 31, 2012, the Company had $13,392,000 of cash and cash equivalents compared with $13,709,000 at December 31, 2011.  Of this amount, $10,587,000 at March 31, 2012, compared with $10,087,000 at December 31, 2011, is invested in United States Treasury money market funds for which an entity controlled by a 10% stockholder, and for which a Director of the Company serves as a Director, serves as the investment manager. The fund transactions in 2012 and 2011 are directed at the discretion of Company management and carried out by the related party.

L.	New Accounting Standards

In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-08, Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This update is effective for us for our annual impairment tests performed during 2012 and should be applied on a prospective basis. The adoption of this new guidance will not have a significant impact on our consolidated financial statements.

M.	Subsequent Events

On May 15, 2012, MtronPTI entered into a letter agreement with Chase pursuant to which Chase waived non-compliance with the net income covenant requirement under the Chase Loan Agreement at March 31, 2012, and will make a cash collateral deposit of $4,000,000 with Chase.  In connection with the letter agreement, MtronPTI also entered into an Assignment of Deposit agreement with Chase pursuant to which MtronPTI provided Chase with a security interest in and transfer rights over the account holding the aforementioned cash collateral deposit as additional security for MtronPTI's obligations under the Chase Loan Agreement.

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

Examples of forward-looking statements include, but are not limited to, statements regarding efforts to grow revenue, expectations regarding fulfillment of backlog, future benefits to operating margins and the adequacy of cash resources.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will in fact be accurate.  Further, we do not undertake any obligation to publicly update any forward-looking statements.  As a result, you should not place undue reliance on these forward-looking statements.

Results of Operations

Three months ended March 31, 2012, compared to three months ended March 31, 2011

Consolidated Revenues and Gross Margin

Consolidated revenues decreased by $1,846,000, or 20.5%, to $7,174,000 for the three-month period ended March 31, 2012, from $9,020,000 for the comparable period in 2011. The decrease is primarily due to reduced demand from existing customers for existing products in our Telecommunications (“Telecom”), and Military, Instrumentation, Space and Avionics (“MISA”) market segments, as well as the effects of weakness in the global macroeconomic environment.  Specifically, decreases in Telecom were driven by weakness in telecommunications network infrastructure spending during the second half of 2011 and the first quarter of 2012, and decreases in MISA were due to uncertainty related to government budget and spending cycles.  The Company is continuing its efforts to gain market share with new and existing customers in all of its geographic regions, and by focusing research and development efforts on the development of products that will serve additional segments of the timing and frequency control markets, such as wireless infrastructure, alternative energy management, energy exploration, homeland security, avionics and military personnel protection.

 As of March 31, 2012, the Company’s order backlog was $8,895,000, which was an increase of 3.0% compared to the backlog as of December 31, 2011, which was $8,634,000, and a decrease of 29.4% compared to the backlog as of March 31, 2011, which was $12,238,000.  The decrease in backlog is primarily due to reduced order activity from our existing customers in the MISA market segment, and extended order request dates that fall outside of the 12-month timeframe reflected in the order backlog.  The backlog of unfilled orders includes amounts based on signed contracts as well as other agreements we have determined are legally binding and likely to proceed.  Although backlog represents only business that is considered likely to be performed, cancellations or scope adjustments may and do occur.

Backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any.  The Company expects to fill substantially its entire current backlog within the next twelve months, but cannot provide assurance as to the portion of the backlog to be fulfilled in a given year.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues decreased to 22.3% for the three months ended March 31, 2012, from 32.6% for the comparable period in 2011.  This decrease is due primarily to the 20.5% decrease in revenues from the comparable period in 2011, which eroded gross margin by spreading fixed infrastructure costs over a smaller revenue base.  The Company is continuing its efforts to further improve its manufacturing and supply chain efficiency.

Operating Income (Loss)

Operating loss was ($801,000) for the three months ended March 31, 2012, compared to operating income of $383,000 for the comparable period in 2011.  This decrease is primarily the result of a 10.3 percentage point decrease in gross margin, which was mainly the result of the 20.5% decrease in revenues as compared to the same period in 2011.

Interest expense

Interest expense was ($27,000) for the three months ended March 31, 2012, which was an increase of $15,000 from ($12,000) for the three months ended March 31, 2011.  The increase was primarily due utilization of the Chase Revolving Loan for working capital and general corporate purposes.

Net Income (Loss)

The net loss for the three months ended March 31, 2012, was ($593,000) compared to net income of $241,000 for the comparable period in 2011.  The decrease was primarily attributable to a 20.5% decrease in revenues for the three months ended March 31, 2012, as compared to the same period in 2011, and a 10.3 percentage point decrease in gross margin as compared to the same period in 2011. Basic and diluted net loss per share for the three months ended March 31, 2012, was ($0.23) compared with basic and diluted net income per share of $0.10 for the three months ended March 31, 2011.

Liquidity and Capital Resources

The Company’s cash and cash equivalents at March 31, 2012, were $13,392,000 as compared to $13,709,000 at December 31, 2011.  At March 31, 2012, MtronPTI had approximately $2,956,000 outstanding under the Chase Revolving Loan and available borrowing capacity of $0 under the Chase Revolving Loan (total borrowing capacity was below the maximum $4,000,000 available due to certain limitations on the borrowing base as defined in the Chase Loan Agreement) and $2,000,000 under the Chase Commercial Loan, compared with $3,026,000 outstanding and available borrowing capacity of $389,000 at December 31, 2011.  At March 31, 2012, the Company’s consolidated working capital was $17,225,000, as compared to $18,118,000 at December 31, 2011.  At March 31, 2012, the Company had current assets of $24,278,000 and current liabilities of $7,053,000.   The ratio of current assets to current liabilities was 3.44 to 1.00 at March 31, 2012, compared to 3.65 to 1.00 at December 31, 2011.

Cash provided by operating activities was $131,000 for the three months ended March 31, 2012, compared to cash provided by operating activities of $1,143,000 for the three months ended March 31, 2011.  The decrease in cash provided by operating activities is due to the decrease in net income (loss) to ($593,000) for the three months ended March 31, 2012, from $241,000 for the three months ended March 31, 2011. This decrease in net income was partially offset by a decrease in accounts receivable of $502,000 compared to a decrease of accounts receivable of $981,000 during the same period in 2011, and a use of cash resulting from an increase in the inventory balance of ($164,000) compared to an increase of ($338,000) during the same period in 2011.

Cash used in investing activities was ($294,000) for the three months ended March 31, 2012, compared to ($569,000) for the same period in 2011.  The decrease was due primarily to a reduced level of spending on software to replace the Company’s enterprise resource planning systems as the project nears completion.

Cash used by financing activities from operations was ($154,000) for the three months ended March 31, 2012, compared with cash provided by financing activities of $6,331,000 for the same period in 2011.  The decrease in cash provided by (used in) financing activities is due to the Company’s completion of the Company’s public offering of 350,000 shares of common stock in February 2011, resulting in net proceeds of $6,404,000 during the three months ended March 31, 2011.

At March 31, 2012, total liabilities of $7,053,000 were $225,000 greater than the total liabilities at December 31, 2011, of $6,828,000. The increase in total liabilities was primarily due to an increase in accounts payable.  At March 31, 2012, the Company had $316,000 in current maturities of long-term debt compared with $400,000 at December 31, 2011.  The decrease is due to the scheduled repayments of the Chase Commercial Loan.

On June 30, 2011, MtronPTI entered into the Chase Loan Agreement with Chase. The Chase Loan Agreement provides for the following credit facilities: (i) a revolving line of credit in the amount of $4,000,000, to be used solely for working capital needs, referred to as the Chase Revolving Loan, (ii) a commercial line of credit in the amount of $2,000,000, to be used solely for tangible capital expenditures and, at Chase’s sole discretion, business acquisitions, referred to as the Chase Commercial Loan, and (iii) a term loan in the amount of $536,000, referred to as the Chase Term Loan. The Chase Revolving Loan bears interest at the greater of (x) Chase’s prime rate or (y) the one-month LIBOR rate plus 2.50% per annum, referred to as the CB Rate, with interest due and payable on a monthly basis and the outstanding principal balance plus all accrued but unpaid interest due and payable on June 30, 2013. The Chase Commercial Loan bears interest at the CB Rate, with interest due and payable on a monthly basis and the outstanding principal balance plus all accrued but unpaid interest due and payable on June 30, 2012. There was no amount outstanding under the Chase Commercial Loan as of March 31, 2012, or December 31, 2011.  The Chase Term Loan bears interest at 5.00% per annum, with principal and interest due and payable in monthly installments of $29,500 and the outstanding principal balance, plus all accrued but unpaid interest due and payable on January 31, 2013.

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

The Chase Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, financial covenants that MtronPTI maintain: (i) tangible net worth not less than the sum of $7,500,000, plus 50% of the net income earned by MtronPTI for the preceding six-month period at June 30, 2011, with the threshold amount continuing to increase at December 31st and June 30th of each year by 50% of the net income earned by MtronPTI for the preceding six months; (ii) net income of not less than $1,000,000 for the fiscal year-to-date period ending June 30, 2011, $1,500,000 for the fiscal year-to-date period ending September 30, 2011, and $2,000,000 for the fiscal year-to-date period ending December 31, 2011, and for each trailing twelve-month period thereafter, provided that MtronPTI not experience two consecutive quarterly losses; and (iii) a debt service coverage ratio of not less than 1.25 to 1.00, tested at the end of every fiscal year.

As of March 31, 2012, MtronPTI was not in compliance with the net income covenant under the Chase Loan Agreement.  Based on the definition of net income under the Chase Loan Agreement, which includes a pro forma computation of standalone tax expense for MtronPTI using the separate tax return method, MtronPTI had net income of $474,000 for the trailing twelve months ended March 31, 2012, as compared to the minimum requirement of $2,000,000.  Chase has waived non-compliance with this covenant as of March 31, 2012, in accordance with the terms of a letter agreement dated May 15, 2012, pursuant to which the Company will make a cash collateral deposit of $4,000,000 with Chase.  In connection with the letter agreement, MtronPTI provided Chase with a security interest in and transfer rights over the account holding the aforementioned cash collateral deposit as additional security for MtronPTI's obligations under the Chase Loan Agreement.

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

    The Company meets these conditions upon shipment because title and risk of loss passes to the customer at that time. However, the Company offers a limited right of return and/or authorized price protection provisions in itsagreements with certain electronic component distributors who resell the Company’s products to original equipment manufacturers or electronic manufacturing services companies.  As a result, the Company estimates and records a reserve for future returns and other charges against revenue at the time of shipment consistent with the terms of sale. The reserve is estimated based on historical experience with each respective distributor.  The amount of these reserves at March 31, 2012, is not material to the financial statements.

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

Item 4.                 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2012, there were no changes in the Company’s internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                 Legal Proceedings.

None.

Item 1A.                 Risk Factors.

None.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                 Defaults Upon Senior Securities.

None.

Item 4.                 Mine Safety Disclosures.

None.

Item 5.                 Other Information.

On May 15, 2012, MtronPTI entered into a letter agreement with Chase pursuant to which Chase waived non-compliance with the net income covenant requirement under the Chase Loan Agreement at March 31, 2012, and will make a cash collateral deposit of $4,000,000 with Chase.  In connection with the letter agreement, MtronPTI also entered into an Assignment of Deposit agreement with Chase pursuant to which MtronPTI provided Chase with a security interest in and transfer rights over the account holding the aforementioned cash collateral deposit as additional security for MtronPTI's obligations under the Chase Loan Agreement.

A copy of the Assignment of Deposit agreement has been attached hereto as Exhibit 10.1 and is incorporated herein by reference.

Item 6.                 Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit No.	Description

10.1	Assignment of Deposit agreement, dated May 15, 2012, by and among M-tron Industries, Inc., Piezo Technology, Inc. and J.P. Morgan Chase Bank, N.A.*
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

THE LGL GROUP, INC.

Date: May 15, 2012	By:	/s/ Gregory P. Anderson
Gregory P. Anderson
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2012	By:	/s/ R. LaDuane Clifton
R. LaDuane Clifton
Chief Accounting Officer (Principal Financial Officer)

