Form 10-Q/A
period 2012-03-31
LGL GROUP INC
filed 2012-05-16
CIK 61004

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

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of The LGL Group, Inc. for the quarterly period ended March 31, 2012, originally filed with the Securities and Exchange Commission on May 15, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL. Exhibit 101 was not included with the Form 10-Q when originally filed due to a technical issue.

The Company is filing Exhibit 101 in accordance with the temporary hardship exemption provided by Rule 201 of Regulation S-T, which extended the date by which the interactive data file is required to be submitted by six business days.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6.                      Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit No.	Description
10.1	Assignment of Deposit agreement, dated May 15, 2012, by and among M-tron Industries, Inc., Piezo Technology, Inc. and J.P. Morgan Chase Bank, N.A.*
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document** +
101.SCH	XBRL Taxonomy Extension Schema Document** +
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document** +
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document** +
101.LAB	XBRL Taxonomy Extension Label Linkbase Document** +
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document** +

____________

* These exhibits were previously filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, originally filed with the Securities and Exchange Commission on May 15, 2012.

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 19434, as amended, and otherwise are not subject to liability under those sections.

+  The Company is filing Exhibit 101 in accordance with the temporary hardship exemption provided by Rule 201 of Regulation S-T, which extended the date by which the interactive data file is required to be submitted by six business days.

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