Form 10-Q
period 2012-06-30
LGL GROUP INC
filed 2012-08-14
CIK 61004

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
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
(407) 298-2000
(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at August 13, 2012
Common Stock, $0.01 par value	2,599,497

INDEX

THE LGL GROUP, INC.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets:	1
	- As of June 30, 2012
	- As of December 31, 2011
	Condensed Consolidated Statements of Operations:	3
	- Three and six months ended June 30, 2012 and 2011
	Condensed Consolidated Statements of Comprehensive Income (Loss):	4
	- Three and six months ended June 30, 2012 and 2011
	Condensed Consolidated Statement of Stockholders' Equity:	5
	- Six months ended June 30, 2012
	Condensed Consolidated Statements of Cash Flows:	6
	- Six months ended June 30, 2012 and 2011
	Notes to Condensed Consolidated Financial Statements:	7
Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	22
SIGNATURES		23

PART I
FINANCIAL INFORMATION
Item 1.           Financial Statements.
THE LGL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(Dollars in Thousands)

	June 30,	December 31,
	2012	2011 (A)
ASSETS
Current Assets:
Cash and cash equivalents	$7,926	$13,709
Restricted cash (Note D)	4,000	-
Accounts receivable, less allowances of $75 and $131, respectively	4,245	4,309
Inventories, net (Note C)	5,908	5,676
Deferred income taxes	960	960
Prepaid expenses and other current assets	259	292
Total Current Assets	23,298	24,946
Property, Plant and Equipment:
Land	640	640
Buildings and improvements	3,776	3,620
Machinery and equipment	15,374	15,001
Gross property, plant and equipment	19,790	19,261
Less: accumulated depreciation	(14,977)	(14,731)
Net property, plant, and equipment	4,813	4,530
Deferred income taxes, net	2,762	2,385
Other assets, net	536	560
Total Assets	$31,409	$32,421

- Page 1 -

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED, continued
(Dollars in Thousands, Except Per Share Amounts)
	June 30,	December 31,
	2012	2011 (A)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Note payable to bank (Note D)	$2,517	$3,026
Accounts payable	2,057	1,755
Accrued compensation and commissions expense	1,328	1,102
Other accrued expenses	310	545
Current maturities of long-term debt (Note D)	231	400
Total Current Liabilities	6,443	6,828
Long-term debt, net of current portion (Note D)	-	-
Total Liabilities	6,443	6,828
Commitments and Contingencies
Stockholders' Equity
Common stock, $0.01 par value - 10,000,000 shares authorized; 2,635,320 shares issued and 2,599,866 shares outstanding at June 30, 2012, and 2,628,188 shares issued and 2,592,734 shares outstanding at December 31, 2011	26	26
Additional paid-in capital	27,834	27,656
Accumulated deficit	(2,607)	(1,799)
Treasury stock; 35,454 shares held in treasury at cost at June 30, 2012 and December 31, 2011	(315)	(315)
Accumulated other comprehensive income	28	25
Total Stockholders' Equity (Note J)	24,966	25,593
Total Liabilities and Stockholders' Equity	$31,409	$32,421

(A)
The Condensed Consolidated Balance Sheet as of December 31, 2011, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See Accompanying Notes to Condensed Consolidated Financial Statements.

- Page 2 -

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

REVENUES	$7,582	$9,646	$14,756	$18,666
Cost and expenses:
Manufacturing cost of sales	5,575	6,583	11,152	12,661
Engineering, selling and administrative	2,297	2,499	4,695	5,058
Total Cost and Expenses	7,872	9,082	15,847	17,719
OPERATING INCOME (LOSS)	(290)	564	(1,091)	947
Other income (expense):
Interest expense	(28)	(29)	(54)	(41)
Other income (expense)	(8)	5	(40)	14
Total Other Income (Expense)	(36)	(24)	(94)	(27)
INCOME (LOSS) BEFORE INCOME TAXES	(326)	540	(1,185)	920
Income tax benefit (provision)	111	(194)	377	(333)
NET INCOME (LOSS)	$(215)	$346	$(808)	$587
Weighted average number of shares used in basic and diluted net income (loss) per common share calculation.	2,599,866	2,617,260	2,597,554	2,549,580
BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(0.08)	$0.13	$(0.31)	$0.23

See accompanying Notes to Condensed Consolidated Financial Statements.
- Page 3 -

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED
(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

NET INCOME (LOSS)	$(215)	$346	$(808)	$587
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities	-	(4)	3	14
Deferred gain on swap liability on hedge contracts	-	42	-	47
COMPREHENSIVE INCOME (LOSS)	$(215)	$384	$(805)	$648

See accompanying Notes to Condensed Consolidated Financial Statements.

- Page 4 -

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED
(Dollars in Thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2011	2,592,734	$26	$27,656	$(1,799)	$25	$(315)	$25,593
Net loss for period	-	-	-	(808)	-	-	(808)
Other comprehensive income	-	-	-	-	3	-	3
Stock-based compensation (Note E)	7,132	-	178	-	-	-	178
Balance at June 30, 2012	2,599,866	$26	$27,834	$(2,607)	$28	$(315)	$24,966

See accompanying Notes to Condensed Consolidated Financial Statements.

- Page 5 -

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in Thousands)

	Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES
Net income (loss)	$(808)	$587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	331	336
Amortization of finite-lived intangible assets	42	72
Stock-based compensation	178	118
Deferred income taxes	(377)	213
Changes in operating assets and liabilities:
Decrease in accounts receivable	64	592
Increase in inventories	(232)	(922)
Increase in trade accounts payable, accrued liabilities and other liabilities	296	717
Decrease in other current assets	15	20
Net cash provided by (used in) operating activities	(491)	1,733
INVESTING ACTIVITIES
Capital expenditures	(614)	(1,166)
Net cash used in investing activities	(614)	(1,166)
FINANCING ACTIVITIES
Net repayments on note payable to bank	(509)	-
Increase in restricted cash	(4,000)	-
Proceeds from issuance of common stock	-	6,562
Payment of expenses related to the public offering	-	(158)
Proceeds from long-term debt	-	536
Repayments on long-term debt	(169)	(669)
Net cash provided by (used in) financing activities	(4,678)	6,271
Increase (decrease) in cash and cash equivalents	(5,783)	6,838
Cash and cash equivalents at beginning of period	13,709	4,147
Cash and cash equivalents at end of period	$7,926	$10,985
Supplemental Disclosure:
Cash paid for income taxes	$24	$35
Cash paid for interest	$54	$31
See accompanying Notes to Condensed Consolidated Financial Statements.

- Page 6 -

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
As of June 30, 2012, the subsidiaries of the Company are as follows:
Owned By LGL
M-tron Industries, Inc.	100.0%
M-tron Industries, Ltd.	99.9%
Piezo Technology, Inc.	100.0%
Piezo Technology India Private Ltd.	99.0%
Lynch Systems, Inc.	100.0%

The Company operates through its principal subsidiary, M-tron Industries, Inc., which includes the operations of M-tron Industries, Ltd. ("Mtron") and Piezo Technology, Inc. ("PTI").  The combined operations of Mtron and PTI are referred to herein as "MtronPTI." MtronPTI has operations in Orlando, Florida, Yankton, South Dakota and Noida, India.  In addition, MtronPTI has sales offices in Hong Kong and Shanghai, China. During 2007, the Company sold the operating assets of Lynch Systems, Inc., a subsidiary of the Company, to an unrelated third party.
B.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.
- Page 7 -

C.	Inventories
Inventories are stated at the lower of cost or market value.  The Company reduces the value of its inventories to market value when the value is believed to be less than the cost of the item.
	June 30, 2012	December 31, 2011
	(in thousands)
Raw materials, net	$2,887	$2,864
Work in process, net	1,666	1,384
Finished goods, net	1,355	1,428
Total Inventories, net	$5,908	$5,676

The inventory reserve for obsolescence as of June 30, 2012 and December 31, 2011, was $2,091,000 and $1,942,000, respectively.

D.	Notes Payable to Banks and Long-Term Debt

	June 30, 2012	December 31, 2011
	(in thousands)
Notes Payable to Banks:
MtronPTI revolving loan with J.P. Morgan Chase Bank, N.A. ("Chase") at the greater of Chase's prime rate or the one-month LIBOR rate plus 2.50% per annum (3.25% at June 30, 2012), due June 30, 2013.	$2,517	$3,026
Long-Term Debt:
MtronPTI term loan with Chase due January 31, 2013. The note bears interest at a fixed rate of 5.00%	231	400
Less: Current maturities	231	400
Long-Term Debt	$--	$--

On June 30, 2011, certain of the Company's subsidiaries, together referred to as MtronPTI, entered into a loan agreement with Chase (the "Chase Loan Agreement"). The Chase Loan Agreement provides for the following credit facilities: (i) a revolving line of credit in the amount of $4,000,000, to be used solely for working capital needs (the "Chase Revolving Loan"), (ii) a commercial line of credit in the amount of $2,000,000, to be used solely for tangible capital expenditures and, at Chase's sole discretion, business acquisitions (the "Chase Commercial Loan"), and (iii) a term loan in the amount of $536,000 (the "Chase Term Loan"). The Chase Revolving Loan bears interest at the greater of (x) Chase's prime rate or (y) the one-month LIBOR rate plus 2.50% per annum (the "CB Rate"), with interest due and payable on a monthly basis and the outstanding principal balance plus all accrued but unpaid interest due and payable on June 30, 2013. The Chase Commercial Loan bore interest at the CB Rate, with interest due and payable on a monthly basis and the outstanding principal balance plus all accrued but unpaid interest due and payable on June 30, 2012.  There was no amount outstanding under the Chase Commercial Loan as of June 30, 2012, or December 31, 2011.  The Chase Commercial Loan expired on June 30, 2012.  The Chase Term Loan bears interest at 5.00% per annum, with principal and interest due and payable in monthly installments of $29,500 and the outstanding principal balance, plus all accrued but unpaid interest due and payable on January 31, 2013.
- Page 8 -

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
The Chase Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, a financial covenant that MtronPTI maintain tangible net worth not less than the sum of $7,500,000, plus 50% of the net income earned by MtronPTI for the preceding six-month period at June 30, 2011, with the threshold amount continuing to increase at December 31st and June 30th of each year by 50% of the net income earned by MtronPTI for the preceding six months.
On June 28, 2012, MtronPTI entered into a First Amendment to Master Loan Agreement with Chase, which amended the Chase Loan Agreement to delete financial covenants relating to the maintenance of minimum levels of net income and a minimum debt service coverage ratio.  On May 15, 2012, MtronPTI made a cash collateral deposit of $4,000,000 with Chase as additional security for its obligations under the Chase Loan Agreement and entered into an Assignment of Deposit agreement with Chase providing Chase with a security interest in the account holding the deposit.  The amount of this deposit is included in restricted cash in the accompanying condensed consolidated balance sheet as of June 30, 2012.  The Assignment of Deposit agreement restricts MtronPTI's ability to withdraw any portion of the deposit and does not allow MtronPTI to assign the deposit or any part thereof.
As of June 30, 2012, MtronPTI was in compliance with all covenants under the Chase Loan Agreement.
E.	Stock-Based Compensation
The Company estimates the fair value of stock options on the grant date using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. There is no expected dividend rate. Historical Company information was the primary basis for the expected volatility assumption. The fair value of grants was calculated using historical volatility as the Company believes that the historical volatility over the life of the option is indicative of expected volatility in the future. The risk-free interest rate is based on the U.S. Treasury zero-coupon rates with a remaining term equal to the expected term of the option. Accounting Standards Codification ("ASC") 718, Stock Compensation, also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on past history of actual performance, a zero forfeiture rate has been assumed.
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
On March 14, 2011, the Board of Directors granted options to purchase a total of 90,000 shares of the Company's common stock to members of senior management and the Company's Chairman of the Board. These stock options have an exercise price of $22.50 and vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date.  These stock options expire on March 14, 2016.
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
- Page 9 -

As of June 30, 2012, there was approximately $724,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements.  There were 15,986 unvested restricted shares, and 63,000 unvested stock options at June 30, 2012.
F.	Earnings (Loss) Per Share
The Company computes earnings (loss) per share in accordance ASC 260, Earnings Per Share ("ASC 260").  Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share adjusts basic earnings (loss) per share for the effects of stock options, non-participating restricted common stock, and other potentially dilutive financial instruments, only in the periods in which the effects are dilutive.  Shares of restricted stock granted to members of the Board of Directors as a portion of their director fees are deemed to be participating as defined by ASC 260 and therefore are included in the computation of basic earnings (loss) per share.
For the three and six months ended June 30, 2012, there were options to purchase 90,000 shares of common stock that were excluded from the diluted earnings (loss) per share computation because the impact of the assumed exercise of such stock options would have been anti-dilutive, based on the fact that their exercise price exceeded the market price of the common stock as of June 30, 2012.
G.	Fair Value Measurements
The Company measures financial and non-financial assets and liabilities at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures.  These measurements involve various valuation techniques and assume that the transactions would occur between market participants in the most advantageous market for the Company.  The following is a summary of valuation techniques utilized by the Company for its significant financial and non-financial assets and liabilities as of June 30, 2012 and December 31, 2011:
Assets
To estimate the fair value of its marketable securities, the Company obtains current market pricing from quoted market sources or uses pricing for identical securities. Assets measured at fair value on a recurring basis are summarized below.
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2012
	(in thousands)
Equity securities	$43	$--	$--	$43
U.S. Treasury securities	$6,838	$--	$--	$6,838

- Page 10 -

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2011
	(in thousands)
Equity securities	$40	$--	$--	$40
U.S. Treasury securities	$10,087	$--	$--	$10,087

H.	Foreign Revenues
For the three and six months ended June 30, 2012 and 2011, foreign revenues were derived from the following countries:
	Three Months Ended June 30,
	2012	2011
	(in thousands)
Foreign Revenues:
Malaysia	$1,339	$1,385
China	910	1,675
Thailand	403	420
All other foreign countries	1,285	1,652
Total foreign revenues	$3,937	$5,132

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Foreign Revenues:
Malaysia	$2,418	$2,998
China	1,844	2,952
Thailand	762	714
All other foreign countries	2,235	3,315
Total foreign revenues	$7,259	$9,979

I.	Commitments and Contingencies
In the normal course of business, the Company and its subsidiaries may become defendants in certain product liability, worker claims and other litigation.  The Company and its subsidiaries have no litigation pending at this time.
- Page 11 -

J.	Stockholders' Equity
On August 29, 2011, the Board authorized the Company to repurchase up to 100,000 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized and available for repurchase under the Company's existing share repurchase program to 540,000 shares, at such times, amounts and prices as the Company shall deem appropriate. As of June 30, 2012, the Company has repurchased a total of 35,454 shares of common stock under this program at a cost of $315,000, which shares are currently held in treasury.  The Company did not repurchase any shares of common stock under this program during the six months ended June 30, 2012.
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
At June 30, 2012, the Company had $7,926,000 of cash and cash equivalents compared with $13,709,000 at December 31, 2011.  Of this amount, $6,838,000 at June 30, 2012, compared with $10,087,000 at December 31, 2011, is invested in United States Treasury money market funds for which an entity controlled by a 10% stockholder and for which a Director of the Company serves as a Director, serves as the investment manager. The fund transactions in 2012 and 2011 are directed at the discretion of Company management and carried out by the related party.
L.	Subsequent Event
On August 9, 2012, the Board of Directors granted a discretionary award of options to purchase a total of 40,000 shares of the Company's common stock to members of senior management.  The stock options vest over three years and have an exercise price of $10.00 per share.
- Page 12 -

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Note Regarding Forward Looking Statements
Information included or incorporated by reference in this Quarterly Report on Form 10-Q may contain forward-looking statements.  This information may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different than the future results, performance or achievements expressed or implied by any forward-looking statements.  Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.
Examples of forward-looking statements include, but are not limited to, statements regarding efforts to grow revenue, expectations regarding fulfillment of backlog, future benefits to operating margins and the adequacy of cash resources.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will in fact be accurate.  Further, we do not undertake any obligation to publicly update any forward-looking statements.  As a result, you should not place undue reliance on these forward-looking statements.
Results of Operations
Three months ended June 30, 2012, compared to three months ended June 30, 2011
Consolidated Revenues and Gross Margin
Consolidated revenues decreased by $2,064,000, or 21.4%, to $7,582,000 for the three-month period ended June 30, 2012, from $9,646,000 for the comparable period in 2011.  The decrease is primarily due to reduced demand from existing customers for existing products in our Internet Communications Technology ("ICT") and Military, Aeronautics and Instrumentation ("Mil/Aero") market segments, as well as the effects of weakness in the global macroeconomic environment.  Specifically, decreases in ICT were driven by weakness in telecommunications network infrastructure spending during the second half of 2011 and the first half of 2012, and decreases in Mil/Aero were due to uncertainty related to government budget and spending cycles.  The Company is continuing its efforts to gain market share with new and existing customers in all of its geographic regions, and by focusing research and development efforts on the development of products that will serve additional segments of the timing and frequency control markets, such as wireless infrastructure, energy exploration, homeland security, avionics and military personnel protection.
 As of June 30, 2012, the Company's order backlog was $9,526,000, which was an increase of 7.1% compared to the backlog as of March 31, 2012, which was $8,895,000, and a decrease of 21.2% compared to the backlog as of June 30, 2011, which was $12,093,000.  The increase in backlog from March 31, 2012, is primarily due to a modest increase in order activity from our existing customers in the Mil/Aero market segment, as well as requests to accelerate existing order request dates to fall within the 12-month timeframe reflected in the order backlog.  The backlog of unfilled orders includes amounts based on signed contracts as well as other agreements we have determined are legally binding and likely to proceed.  Although backlog represents only business that is considered likely to be performed, cancellations or scope adjustments may and do occur.
Backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any.  The Company expects to fill substantially its entire current backlog within the next twelve months, but cannot provide assurance as to the portion of the backlog to be fulfilled in a given year.
- Page 13 -

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues decreased to 26.5% for the three months ended June 30, 2012, from 31.8% for the comparable period in 2011.  This decrease is due primarily to the 21.4% decrease in revenues from the comparable period in 2011, which eroded gross margin by spreading fixed infrastructure costs over a smaller revenue base.  The Company is continuing its efforts to improve gross margins by increasing its revenue base and by seeking cost efficiencies within its manufacturing supply chain.
Operating Income (Loss)
Operating loss was ($290,000) for the three months ended June 30, 2012, compared to operating income of $564,000 for the comparable period in 2011.  This decrease is primarily the result of the 21.4% decrease in revenues as compared to the same period in 2011.  The decrease was offset by a reduction of $202,000 in engineering, selling and administrative expenses as compared to the same period in 2011, primarily due to the consolidation of certain administrative functions into the Company's headquarters in Orlando, Florida, and a decrease in sales commissions paid as a result of the lower level of revenues.
Interest Expense
Interest expense was $28,000 for the three months ended June 30, 2012, which was a decrease of $1,000 from $29,000 for the three months ended June 30, 2011.  The decrease was due to a reduction in the average outstanding balance on MtronPTI's credit facilities for the quarter ended June 30, 2011, offset by interest expense paid to terminate the interest rate swap agreement related to the prior credit facilities provided by First National Bank of Omaha, N.A., which were terminated when MtronPTI entered into the Chase Loan Agreement on June 30, 2011.
Net Income (Loss)
The net loss for the three months ended June 30, 2012, was ($215,000) compared to net income of $346,000 for the comparable period in 2011.  The decrease was primarily attributable to a 21.4% decrease in revenues and a 5.3 percentage point decrease in gross margin for the three months ended June 30, 2012, as compared to the same period in 2011. Basic and diluted net loss per share for the three months ended June 30, 2012, was ($0.08) compared with basic and diluted net income per share of $0.13 for the three months ended June 30, 2011.
Six months ended June 30, 2012, compared to six months ended June 30, 2011
Consolidated Revenues and Gross Margin
Consolidated revenues decreased by $3,910,000, or 20.9%, to $14,756,000 for the six-month period ended June 30, 2012, from $18,666,000 for the comparable period in 2011.  The decrease is primarily due to reduced demand from existing customers for existing products in our ICT and Mil/Aero market segments, as well as the effects of weakness in the global macroeconomic environment.  Specifically, decreases in ICT were driven by weakness in telecommunications network infrastructure spending during the second half of 2011 and the first half of 2012, and decreases in Mil/Aero were due to uncertainty related to government budget and spending cycles.  The Company is continuing its efforts to gain market share with new and existing customers in all of its geographic regions, and by focusing research and development efforts on the development of products that will serve additional segments of the timing and frequency control markets, such as wireless infrastructure, energy exploration, homeland security, avionics and military personnel protection.
As of June 30, 2012, the Company's order backlog was $9,526,000, which was an increase of 10.3% compared to the backlog as of December 31, 2011, which was $8,634,000, and a decrease of 21.2% compared to the backlog as of June 30, 2011, which was $12,093,000.  The increase in backlog from December 31, 2011, is primarily due to a modest increase in order activity from our existing customers in the Mil/Aero market segment, as well as requests to accelerate existing order request dates to fall within the 12-month timeframe reflected in the order backlog.  The
- Page 14 -

backlog of unfilled orders includes amounts based on signed contracts as well as other agreements we have determined are legally binding and likely to proceed.  Although backlog represents only business that is considered likely to be performed, cancellations or scope adjustments may and do occur.
Backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any.  The Company expects to fill substantially its entire current backlog in 2011, but cannot provide assurance as to the portion of the backlog to be fulfilled in a given year.
Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues decreased to 24.4% for the six-month period ended June 30, 2012, from 32.2% for the comparable period in 2011.  This decrease is due primarily to the 20.9% decrease in revenues compared to the comparable period in 2011, which reduced gross margin by spreading fixed infrastructure costs over a smaller revenue base.  The Company is continuing its efforts to further improve its manufacturing and supply chain efficiency.
Operating Income (Loss)
Operating loss was ($1,091,000) for the six months ended June 30, 2012, compared to operating income of $947,000 for the comparable period in 2011.  This decrease was primarily the result of the 20.9% decrease in revenues as compared to the same period in 2011.  The decrease was offset by a reduction of $363,000 in engineering, selling and administrative expenses as compared to the same period in 2011, primarily due to the consolidation of certain administrative functions into the Company's headquarters in Orlando, Florida, and a decrease in sales commissions paid as a result of the lower level of revenues.
Interest Expense
Interest expense was $54,000 for the six-month period ended June 30, 2012, which was an increase of $13,000 from $41,000 for the comparable period in 2011.  The increase was due to utilization of the Chase Revolving Loan for working capital and general corporate purposes.
Net Income (Loss)
Net loss for the six-month period ended June 30, 2012, was ($808,000) compared to net income of $587,000 for the comparable period in 2011.  The decrease was primarily attributable to a 20.9% decrease in revenues and a 7.8 percentage point decrease in gross margin for the six-month period ended June 30, 2012, as compared to the same period in 2011.  Basic and diluted net loss per share for the six months ended June 30, 2012, was ($0.31) compared with net earnings per share of $0.23 for the six months ended June 30, 2011.
Liquidity and Capital Resources
The Company's cash and cash equivalents at June 30, 2012, were $7,926,000 as compared to $13,709,000 at December 31, 2011.  At June 30, 2012, MtronPTI had approximately $2,517,000 outstanding under the Chase Revolving Loan and available borrowing capacity of $401,000 under the Chase Revolving Loan (total borrowing capacity was below the maximum $4,000,000 available due to certain limitations on the borrowing base as defined in the Chase Loan Agreement), compared with $3,026,000 outstanding and available borrowing capacity of $389,000 at December 31, 2011.  At June 30, 2012, the Company's consolidated working capital was $16,855,000, as compared to $18,118,000 at December 31, 2011.  At June 30, 2012, the Company had current assets of $23,298,000 and current liabilities of $6,443,000.  The ratio of current assets to current liabilities was 3.62 to 1.00 at June 30, 2012, compared to 3.65 to 1.00 at December 31, 2011.
Cash used in operating activities was ($491,000) for the six months ended June 30, 2012, compared to cash provided by operating activities of $1,733,000 for the six months ended June 30, 2011.  The decrease was due to a net loss of ($808,000) for the six months ended June 30, 2012, as compared to net income of $587,000 for the six
- Page 15 -

months ended June 30, 2011. The decrease in net income was partially offset by a decrease in accounts receivable of $64,000 compared to a decrease of $592,000 during the same period in 2011, and a use of cash resulting from an increase in the inventory balance of ($232,000) compared to an increase of ($922,000) during the same period in 2011.
Cash used in investing activities was ($614,000) for the six months ended June 30, 2012, compared to ($1,166,000) for the same period in 2011.  The decrease was due primarily to a reduction in spending on software to replace the Company's enterprise resource planning systems as that project is nearing completion.
Cash used in financing activities was ($4,678,000) for the six months ended June 30, 2012, compared with cash provided by financing activities of $6,271,000 for the same period in 2011.  The change was due primarily to the increase in restricted cash of $4,000,000 which was assigned to Chase as additional security for the MtronPTI's obligations under the Chase Loan Agreement, net repayments on notes payable to bank of $509,000,and  repayments on long-term debt of $169,000 during the six months ended June 30, 2012, and due to the Company's completion of its public offering of 350,000 shares of common stock in February 2011, resulting in net proceeds of $6,404,000.
At June 30, 2012, total liabilities of $6,443,000 were $385,000 less than the total liabilities at December 31, 2011, of $6,828,000.  The decrease in total liabilities was primarily due to a decrease in borrowings under the Chase Revolving Loan of $509,000, offset by an increase in accounts payable of $302,000, and an increase of $226,000 in accrued compensation and commissions expense.  At June 30, 2012, the Company had $231,000 in current maturities of long-term debt compared with $400,000 at December 31, 2011.  The decrease is due to the scheduled repayments of the Chase Commercial Loan.
On June 30, 2011, MtronPTI entered into the Chase Loan Agreement with Chase. The Chase Loan Agreement provides for the following credit facilities: (i) a revolving line of credit in the amount of $4,000,000, to be used solely for working capital needs, referred to as the Chase Revolving Loan, (ii) a commercial line of credit in the amount of $2,000,000, to be used solely for tangible capital expenditures and, at Chase's sole discretion, business acquisitions, referred to as the Chase Commercial Loan, and (iii) a term loan in the amount of $536,000, referred to as the Chase Term Loan. The Chase Revolving Loan bears interest at the greater of (x) Chase's prime rate or (y) the one-month LIBOR rate plus 2.50% per annum, referred to as the CB Rate, with interest due and payable on a monthly basis and the outstanding principal balance plus all accrued but unpaid interest due and payable on June 30, 2013. The Chase Commercial Loan bore interest at the CB Rate, with interest due and payable on a monthly basis and the outstanding principal balance plus all accrued but unpaid interest due and payable on June 30, 2012. There was no amount outstanding under the Chase Commercial Loan as of June 30, 2012, or December 31, 2011.  The Chase Commercial Loan expired on June 30, 2012.  The Chase Term Loan bears interest at 5.00% per annum, with principal and interest due and payable in monthly installments of $29,500 and the outstanding principal balance, plus all accrued but unpaid interest due and payable on January 31, 2013.
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
The Chase Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to a financial covenant that MtronPTI maintain tangible net worth not less than the sum of $7,500,000, plus 50% of the net income earned by MtronPTI for the preceding six-month period at June 30, 2011, with the threshold amount continuing to increase at December 31st and June 30th of each year by 50% of the net income earned by MtronPTI for the preceding six months.
On June 28, 2012, MtronPTI entered into a First Amendment to Master Loan Agreement with Chase, which amended the Chase Loan Agreement to delete the financial covenants relating to the maintenance of minimum
- Page 16 -

levels of net income and a minimum debt service coverage ratio.  On May 15, 2012, MtronPTI made a cash collateral deposit of $4,000,000 with Chase as additional security for its obligations under the Chase Loan Agreement and entered into an Assignment of Deposit agreement with Chase providing Chase with a security interest in the account holding the deposit.  The amount of this deposit is included in restricted cash in the accompanying condensed consolidated balance sheet as of June 30, 2012.  The Assignment of Deposit agreement restricts MtronPTI's ability to withdraw any portion of the deposit and does not allow MtronPTI to assign the deposit or any part thereof.
As of June 30, 2012, MtronPTI was in compliance with all covenants under the Chase Loan Agreement.
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
The Company's most critical accounting policies include revenue recognition, accounts receivable allowance, valuation of inventories, accounting for warranty obligations, accounting for income taxes, and accounting for stock-based compensation.
Revenue Recognition
The Company recognizes revenue from the sale of its product in accordance with the criteria in ASC 605, Revenue Recognition, which are:

‒	Persuasive evidence that an arrangement exists;
‒	Delivery has occurred;
‒	The seller's price to the buyer is fixed and determinable; and
‒	Collectability is reasonably assured.

The Company meets these conditions upon shipment because title and risk of loss passes to the customer at that time.  However, the Company offers a limited right of return and/or authorized price protection provisions in its agreements with certain electronic component distributors who resell the Company's products to original equipment manufacturers or electronic manufacturing services companies.  As a result, the Company estimates and records a reserve for future returns and other charges against revenue at the time of shipment consistent with the terms of sale. The reserve is estimated based on historical experience with each respective distributor.  The amount of these reserves at June 30, 2012, is not material to the financial statements.
- Page 17 -

The Company recognizes revenue related to transactions with a right of return and/or authorized price protection provisions when the following conditions are met:

‒	Seller's price to the buyer is fixed or determinable at the date of sale;
‒	Buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product;
‒	Buyer's obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product;
‒	Buyer acquiring the product for resale has economic substance apart from that provided by the seller;
‒	Seller does not have obligations for future performance; and
‒	The amount of future returns can be reasonably estimated.

Accounts Receivable Allowance
Accounts receivable on a consolidated basis consists principally of amounts due from both domestic and foreign customers.  Credit is extended based on an evaluation of the customer's financial condition and collateral is not generally required.  In relation to export sales, the Company generally requires letters of credit supporting a significant portion of the sales price prior to production to limit exposure to credit risk.  Certain credit sales are made to industries that are subject to cyclical economic changes.  The Company maintains an allowance for doubtful accounts at a level that management believes is sufficient to cover potential credit losses.
The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  Estimates are based on historical collection experience, current trends, credit policy and relationship between accounts receivable and revenues.  In determining these estimates, the Company examines historical write-offs of its receivables and reviews each client's account to identify any specific customer collection issues.  If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances might be required.  The Company's failure to estimate the losses for doubtful accounts accurately and ensure that payments are received on a timely basis could have a material adverse effect on its business, financial condition and results of operations.
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
Warranties
The Company offers a standard one-year warranty. The Company tests its products prior to shipment in order to ensure that they meet each customer's requirements based upon specifications received from each customer at the time its order is received and accepted. The Company's customers may request to return products for various reasons, including but not limited to the customers' belief that the products are not performing to specification. The Company's return policy states that it will accept product returns only with prior authorization and if the product does not meet customer specifications, in which case the product would be replaced or repaired. To accommodate the Company's customers, each request for return is reviewed, and if and when it is approved, a return materials
- Page 18 -

authorization ("RMA") is issued to the customer. Each month the Company records a specific warranty reserve for approved RMAs covering products that have not yet been returned. The Company does not maintain a general warranty reserve because, historically, valid warranty returns resulting from a product not meeting specifications or being non-functional have been immaterial.

Income Taxes
The Company's deferred income tax assets represent temporary differences between the financial statement carrying amount and the tax basis of existing assets and liabilities that will result in deductible amounts in future years, including net operating loss carryforwards. Based on estimates, the carrying value of our net deferred tax assets assumes that it is more likely than not that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. If, in the future, the Company experiences losses for a sustained period of time, the Company may not be able to conclude that it is more likely than not that the Company will be able to generate sufficient future taxable income to realize our deferred tax assets. If this occurs, the Company may be required to increase the valuation allowance against the deferred tax assets resulting in additional income tax expense.
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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4.           Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company's principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on their evaluation of the Company's disclosure controls and procedures, the Company's principal executive officer and principal financial officer, with the participation of the Company's management, have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2012, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and
- Page 19 -

(b) accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended June 30, 2012, there were no changes in the Company's internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
- Page 20 -

PART II
OTHER INFORMATION
Item 1.           Legal Proceedings.
None.
Item 1A.           Risk Factors.
None.
Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.           Defaults Upon Senior Securities.
None.
Item 4.           Mine Safety Disclosures.
None.
Item 5.           Other Information.
None.
- Page 21 -

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
____________
* Filed herewith
** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.  XBRL Interactive Data files with detailed tagging will be filed by amendment to this Quarterly Report on Form 10-Q within 30 days of the filing date of this Quarterly Report on Form 10-Q, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.
- Page 22 -

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LGL GROUP, INC.

Date: August 14, 2012	By:	/s/ Gregory P. Anderson
Gregory P. Anderson
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2012	By:	/s/ R. LaDuane Clifton
R. LaDuane Clifton
Chief Accounting Officer (Principal Financial Officer)

- Page 23 -