Form 10-Q/A
period 2012-06-30
LGL GROUP INC
filed 2012-09-13
CIK 61004

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

EXPLANATORY NOTE
This Amendment No. 1 (this "Amendment") to the Quarterly Report on Form 10-Q of The LGL Group, Inc. (the "Company") for the quarter ended June 30, 2012 (the "Original Filing"), originally filed with the U.S. Securities and Exchange Commission (the "SEC") on August 14, 2012, is being filed for the sole purpose of furnishing XBRL Interactive Data Files as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T. This Amendment revises the exhibit index included in Part II, Item 6 of the Original Filing and Exhibit 101 is included as an exhibit to this Amendment.
Except as described above, this Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way.  This Amendment speaks as of the date of the Original Filing and does not reflect events occurring after the filing of the Original Filing.  Accordingly, this Amendment should be read in conjunction with the Original Filing, as well as any other filings made by the Company with the SEC pursuant to Section 13(a) or 15(d) of Securities Exchange Act of 1934, as amended, subsequent to the filing of the Original Filing.

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
____________
* Previously filed.
** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed "furnished" and not "filed" or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed "furnished" and not "filed" for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LGL GROUP, INC.

Date: September 13, 2012	BY:	/s/ Gregory P. Anderson
Gregory P. Anderson
President and Chief Executive Officer (Principal Executive Officer)

Date: September 13, 2012	BY:	/s/ R. LaDuane Clifton
R. LaDuane Clifton
Chief Accounting Officer (Principal Financial Officer)