Form 10-Q
period 2012-09-30
LGL GROUP INC
filed 2012-11-14
CIK 61004

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at November 12, 2012
Common Stock, $0.01 par value	2,634,409

INDEX

THE LGL GROUP, INC.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets:	1
	– As of September 30, 2012
	– As of December 31, 2011
	Condensed Consolidated Statements of Operations:	3
	– Three and nine months ended September 30, 2012 and 2011
	Condensed Consolidated Statements of Comprehensive Income (Loss):	4
	– Three and nine months ended September 30, 2012 and 2011
	Condensed Consolidated Statement of Stockholders' Equity:	5
	–Nine months ended September 30, 2012
	Condensed Consolidated Statements of Cash Flows:	6
	– Nine months ended September 30, 2012 and 2011
	Notes to Condensed Consolidated Financial Statements:	7
Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	20
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	22
SIGNATURES		23

PART I
FINANCIAL INFORMATION
Item 1.                  Financial Statements.
THE LGL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(Dollars in Thousands)

	September 30,	December 31,
	2012	2011 (A)
ASSETS
Current Assets:
Cash and cash equivalents	$9,484	$13,709
Restricted cash (Note D)	1,500	—
Accounts receivable, less allowances of $99 and $131, respectively	4,049	4,309
Inventories, net (Note C)	5,434	5,676
Deferred income taxes	960	960
Prepaid expenses and other current assets	289	292
Total Current Assets	21,716	24,946
Property, Plant and Equipment:
Land	640	640
Buildings and improvements	3,776	3,620
Machinery and equipment	15,564	15,001
Gross property, plant and equipment	19,980	19,261
Less: accumulated depreciation	(15,158)	(14,731)
Net property, plant, and equipment	4,822	4,530
Deferred income taxes, net	2,909	2,385
Other assets, net	530	560
Total Assets	$29,977	$32,421

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED, continued
(Dollars in Thousands, Except Per Share Amounts)

	September 30,	December 31,
	2012	2011 (A)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Note payable to bank (Note D)	$1,450	$3,026
Accounts payable	2,178	1,755
Accrued compensation and commissions expense	1,043	1,102
Other accrued expenses	504	545
Current maturities of long-term debt (Note D)	145	400
Total Current Liabilities	5,320	6,828
Long-term debt, net of current portion (Note D)	—	—
Total Liabilities	5,320	6,828
Commitments and Contingencies
Stockholders' Equity
Common stock, $0.01 par value - 10,000,000 shares authorized; 2,634,409 shares issued and 2,583,955 shares outstanding at September 30, 2012, and 2,628,188 shares issued and 2,592,734 shares outstanding at December 31, 2011	26	26
Additional paid-in capital	27,926	27,656
Accumulated deficit	(2,921)	(1,799)
Treasury stock; 50,454 shares and 35,454 shares held in treasury at cost at September 30, 2012 and December 31, 2011, respectively	(405)	(315)
Accumulated other comprehensive income	31	25
Total Stockholders' Equity (Note J)	24,657	25,593
Total Liabilities and Stockholders' Equity	$29,977	$32,421
(A)
The Condensed Consolidated Balance Sheet as of December 31, 2011, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012		2011	2012	2011

REVENUES		$7,307	$9,629	$22,063	$28,295
Cost and expenses:
Manufacturing cost of sales		5,514	6,930	16,666	19,591
Engineering, selling and administrative		2,249	2,577	6,944	7,635
Total Cost and Expenses		7,763	9,507	23,610	27,226
OPERATING INCOME (LOSS)		(456)	122	(1,547)	1,069
Other income (expense):
Interest expense		(23)	(41)	(78)	(82)
Other income (expense)		18	10	(21)	24
Total Other Income (Expense)		(5)	(31)	(99)	(58)
INCOME (LOSS) BEFORE INCOME TAXES		(461)	91	(1,646)	1,011
Income tax benefit (provision)		147	—	524	(333)
NET INCOME (LOSS)	$	(314)	$91	$(1,122)	$678
Weighted average number of shares used in basic and diluted net income (loss) per common share calculation.		2,593,760	2,609,334	2,596,280	2,569,717
BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE		$(0.12)	$0.03	$(0.43)	$0.26

See accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED
(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

NET INCOME (LOSS)	$(314)	$91	$(1,122)	$678
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities	3	(5)	6	9
Deferred gain on swap liability on hedge contracts	—	—	—	47
COMPREHENSIVE INCOME (LOSS)	$(311)	$86	$(1,116)	$734

See accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY — UNAUDITED
(Dollars in Thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2011	2,592,734	$26	$27,656	$(1,799)	$25	$(315)	$25,593
Net loss for period	—	—	—	(1,122)	—	—	(1,122)
Other comprehensive income	—	—	—	—	6	—	6
Stock-based compensation (Note E)	6,221	—	270	—	—	—	270
Purchase of common stock for treasury	(15,000)	—	—	—	—	(90)	(90)
Balance at September 30, 2012	2,583,955	$26	$27,926	$(2,921)	$31	$(405)	$24,657

See accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(Dollars in Thousands)

	Nine Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES
Net income (loss)	$(1,122)	$678
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	513	521
Amortization of finite-lived intangible assets	63	108
Gain on disposal of Lynch property	—	(6)
Stock-based compensation	270	202
Deferred income taxes	(524)	213
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	260	(38)
(Increase) decrease in inventories	242	(167)
Increase in trade accounts payable, accrued liabilities and other liabilities	323	80
(Increase) decrease in other current assets	(24)	9
Net cash provided by operating activities	1	1,600
INVESTING ACTIVITIES
Capital expenditures	(805)	(1,285)
Net cash used in investing activities	(805)	(1,285)
FINANCING ACTIVITIES
Net borrowings (repayments) on note payable to bank	(1,576)	3,351
Increase in restricted cash	(1,500)	—
Proceeds from issuance of common stock	—	6,562
Payment of expenses related to the public offering	—	(158)
Purchase of treasury stock	(90)	(315)
Proceeds from long-term debt	—	536
Principal payments on long-term debt	(255)	(722)
Net cash provided by (used in) financing activities	(3,421)	9,254
Increase (decrease) in cash and cash equivalents	(4,225)	9,569
Cash and cash equivalents at beginning of period	13,709	4,147
Cash and cash equivalents at end of period	$9,484	$13,716
Supplemental Disclosure:
Cash paid for income taxes	$52	$35
Cash paid for interest	$79	$52
Supplemental Disclosure of noncash investing activity:
Note receivable obtained in sale of property by Lynch Systems	$—	$299

See accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.	Subsidiaries of the Registrant

The LGL Group, Inc. (the "Company"), formerly Lynch Corporation, incorporated in 1928 under the laws of the State of Indiana and reincorporated under the laws of the State of Delaware in 2007, is a holding company with subsidiaries engaged in the design, manufacture, and sale of standard and custom engineered electronic components.
As of September 30, 2012, the subsidiaries of the Company are as follows:
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

C.	Inventories
Inventories are stated at the lower of cost or market value.  The Company reduces the value of its inventories to market value when the value is believed to be less than the cost of the item.

	September 30, 2012	December 31, 2011
	(in thousands)
Raw materials, net	$2,644	$2,864
Work in process, net	1,297	1,384
Finished goods, net	1,493	1,428
Total Inventories, net	$5,434	$5,676

The inventory reserve for obsolescence as of September 30, 2012 and December 31, 2011, was $2,247,000 and $1,942,000, respectively.

D.	Notes Payable to Bank and Long-Term Debt

	September 30, 2012	December 31, 2011
	(in thousands)
Notes Payable to Bank:
MtronPTI revolving loan with J.P. Morgan Chase Bank, N.A. ("Chase") at the greater of Chase's prime rate or the one-month LIBOR rate plus 2.50% per annum (3.25% at September 30, 2012), due June 30, 2013.	$1,450	$3,026
Long-Term Debt:
MtronPTI term loan with Chase due January 31, 2013. The note bears interest at a fixed rate of 5.00%	$145	$400
Less: Current maturities	145	400
Long-Term Debt	$--	$--

On June 30, 2011, certain of the Company's subsidiaries, together referred to as MtronPTI, entered into a loan agreement with Chase (the "Chase Loan Agreement"). The Chase Loan Agreement currently provides for the following credit facilities: (i) a revolving line of credit in the amount of $1,500,000, to be used solely for working capital needs (the "Chase Revolving Loan") and (ii) a term loan in the amount of $536,000 (the "Chase Term Loan"). The Chase Revolving Loan bears interest at the greater of (x) Chase's prime rate or (y) the one-month LIBOR rate plus 2.50% per annum (the "CB Rate"), with interest due and payable on a monthly basis and the outstanding principal balance plus all accrued but unpaid interest due and payable on June 30, 2013. The Chase Term Loan bears interest at 5.00% per annum, with principal and interest due and payable in monthly installments of $29,500 and the outstanding principal balance, plus all accrued but unpaid interest due and payable on January 31, 2013.  The Chase Loan Agreement previously provided for a commercial line of credit in the amount of $2,000,000 (the "Chase Commercial Loan"), which expired on June 30, 2012 and was not renewed.  The Chase Commercial Loan bore interest at the CB Rate, with interest due and payable on a monthly basis and the outstanding principal balance plus all accrued but unpaid interest due and payable on June 30, 2012.  There was no amount outstanding under the Chase Commercial Loan at the time it expired on June 30, 2012, or at December 31, 2011.

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
The Chase Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, a financial covenant that MtronPTI maintain tangible net worth not less than $8,000,000.
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
On September 28, 2012, MtronPTI entered into a Second Amendment to Master Loan Agreement with Chase, which (i) amended the minimum tangible net worth covenant to set the amount at not less than $8,000,000, (ii) provided for the renewal and reduction of the Chase Revolving Loan to $1,500,000 and (iii) adjusted the requirements for calculating the Chase Revolving Loan borrowing base. In connection with the reduction of the Chase Revolving Loan, Chase reduced the amount of cash collateral deposit secured by the Assignment of Deposit agreement to $1,500,000.

The amount of the cash collateral deposit with Chase is included in restricted cash in the accompanying condensed consolidated balance sheet as of September 30, 2012.  The related Assignment of Deposit agreement restricts MtronPTI's ability to withdraw any portion of the deposit and does not allow MtronPTI to assign the deposit or any part thereof.

As of September 30, 2012, MtronPTI was in compliance with all covenants under the Chase Loan Agreement.

E.	Stock-Based Compensation
The Company estimates the fair value of stock options on the grant date using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. There is no expected dividend rate. Historical Company information was the basis for the expected volatility assumption. The fair value of grants was calculated using historical volatility as the Company believes that the historical volatility over the life of the option is indicative of expected volatility in the future. The risk-free interest rate is based on the U.S. Treasury zero-coupon rates with a remaining term equal to the expected term of the option. Accounting Standards Codification ("ASC") 718, Stock Compensation, also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on past history of actual performance, a zero forfeiture rate has been assumed.
On August 9, 2012, the Board of Directors granted options to purchase a total of 40,000 shares of the Company's common stock to members of senior management. These stock options have an exercise price of $10.00 and vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date.  These stock options expire on August 9, 2017.

On February 29, 2012, the Board of Directors granted a total of 7,132 restricted shares to 14 employees of the Company. These shares vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date.
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
As of September 30, 2012, there was approximately $719,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements.
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
For the three and nine months ended September 30, 2012, there were options to purchase 130,000 shares of common stock that were excluded from the diluted earnings (loss) per share computation because the impact of the assumed exercise of such stock options would have been anti-dilutive, based on the fact that their exercise price exceeded the market price of the common stock as of September 30, 2012. For the three and nine months ended September 30, 2011, there were options to purchase 90,000 shares of common stock that were excluded from the diluted earnings (loss) per share computation because the impact of the assumed exercise of such stock options would have been anti-dilutive, based on the fact that their exercise price exceeded the market price of the common stock as of September 30, 2011.
G.	Fair Value Measurements
The Company measures financial and non-financial assets and liabilities at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures.  These measurements involve various valuation techniques and assume that the transactions would occur between market participants in the most advantageous market for the Company.  The following is a summary of valuation techniques utilized by the Company for its significant financial and non-financial assets and liabilities as of September 30, 2012 and December 31, 2011:

Assets
To estimate the fair value of its marketable securities, the Company obtains current market pricing from quoted market sources or uses pricing for identical securities. Assets measured at fair value on a recurring basis are summarized below.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	September 30, 2012
	(in thousands)
Equity securities	$46	$--	$--	$46
U.S. Treasury securities	$6,738	$--	$--	$6,738

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2011
	(in thousands)
Equity securities	$40	$--	$--	$40
U.S. Treasury securities	$10,087	$--	$--	$10,087

H.	Foreign Revenues
For the three and nine months ended September 30, 2012 and 2011, foreign revenues were derived from the following countries:
	Three Months Ended September 30,
	2012	2011
	(in thousands)
Foreign Revenues:
Malaysia	$1,069	$1,662
China	984	2,236
Thailand	446	749
All other foreign countries	1,268	1,141
Total foreign revenues	$3,767	$5,788

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Foreign Revenues:
Malaysia	$3,487	$4,660
China	2,828	5,188
Thailand	1,208	1,463
All other foreign countries	3,503	4,456
Total foreign revenues	$11,026	$15,767

I.	Commitments and Contingencies
In the normal course of business, the Company and its subsidiaries may become defendants in certain product liability, worker claims and other litigation.  The Company and its subsidiaries have no litigation pending at this time.
J.	Stockholders' Equity
On August 29, 2011, the Board authorized the Company to repurchase up to 100,000 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized and available for repurchase under the Company's existing share repurchase program to 540,000 shares, at such times, amounts and prices as the Company shall deem appropriate. As of September 30, 2012, the Company has repurchased a total of 50,454 shares of common stock under this program at a cost of $405,000, which shares are currently held in treasury.
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
At September 30, 2012, the Company had $9,484,000 of cash and cash equivalents compared with $13,709,000 at December 31, 2011.  Of this amount, $6,738,000 at September 30, 2012, compared with $10,087,000 at December 31, 2011, was invested in United States Treasury money market funds for which an entity controlled by a 10% stockholder and for which a Director of the Company serves as a Director, serves as the investment manager. The fund transactions in 2012 and 2011 are directed at the discretion of Company management and carried out by the related party.

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
Results of Operations
Three months ended September 30, 2012, compared to three months ended September 30, 2011
Consolidated Revenues and Gross Margin
Consolidated revenues decreased by $2,322,000, or 24.1%, to $7,307,000 for the three-month period ended September 30, 2012, from $9,629,000 for the comparable period in 2011.  The decrease is primarily due to reduced demand from existing customers for existing products in our Internet Communications Technology ("ICT") and Military, Aeronautics and Instrumentation ("Mil/Aero") market segments, as well as the effects of weakness in the global macroeconomic environment.  Specifically, decreases in ICT were driven by weakness in telecommunications network infrastructure spending during the second half of 2011 and the first three quarters of 2012, and decreases in Mil/Aero were due to uncertainty related to government budget and spending cycles.  The Company is continuing its efforts to gain market share with new and existing customers in all of its geographic regions, and by focusing research and development efforts on the development of products that will serve additional segments of the timing and frequency control markets, such as wireless infrastructure, energy exploration, homeland security, avionics and military personnel protection.
 As of September 30, 2012, the Company's order backlog was $8,745,000, which was a decrease of 8.2% compared to the backlog as of June 30, 2012, which was $9,526,000, and a decrease of 4.1% compared to the backlog as of September 30, 2011, which was $9,119,000.  The decrease in backlog from June 30, 2012, is primarily due to a modest decrease in order activity from our existing customers in the Mil/Aero market segment, as well as continued delays in infrastructure investment affecting our Telecommunications market segment.  The backlog of unfilled orders includes amounts based on signed contracts as well as other agreements we have determined are legally binding and likely to proceed.  Although backlog represents only business that is considered likely to be performed, cancellations or scope adjustments may and do occur.
Backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any.  The Company expects to fill substantially its entire current backlog within the next twelve months, but cannot provide assurance as to the portion of the backlog to be fulfilled in a given period.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues decreased to 24.5% for the three months ended September 30, 2012, from 28.0% for the comparable period in 2011. This decrease is due primarily to the 24.1% decrease in revenues from the comparable period in 2011, which eroded gross margin by spreading fixed infrastructure costs over a smaller revenue base.  The Company is continuing its efforts to improve gross margins by increasing its revenue base and by seeking cost efficiencies within its manufacturing supply chain.
Operating Income (Loss)
Operating loss was ($456,000) for the three months ended September 30, 2012, compared to operating income of $122,000 for the comparable period in 2011.  This decrease is primarily the result of the 24.1% decrease in revenues as compared to the same period in 2011.  The decrease was offset by a reduction of $328,000 in engineering, selling and administrative expenses as compared to the same period in 2011, primarily due to the consolidation of certain administrative functions into the Company's headquarters in Orlando, Florida, and a decrease in sales commissions paid as a result of the lower level of revenues.
Interest Expense
Interest expense was $23,000 for the three months ended September 30, 2012, which was a decrease of $18,000 from $41,000 for the three months ended September 30, 2011.  The decrease was due to a reduction in the average outstanding balance on MtronPTI's credit facilities for the quarter ended September 30, 2012.
Net Income (Loss)
The net loss for the three months ended September 30, 2012, was ($314,000) compared to net income of $91,000 for the comparable period in 2011.  The decrease was primarily attributable to the 24.1% decrease in revenues and a 3.5 percentage point decrease in gross margin for the three months ended September 30, 2012, as compared to the same period in 2011. Basic and diluted net loss per share for the three months ended September 30, 2012, was ($0.12) compared with basic and diluted net income per share of $0.03 for the three months ended September 30, 2011.
Nine months ended September 30, 2012, compared to nine months ended September 30, 2011
Consolidated Revenues and Gross Margin
Consolidated revenues decreased by $6,232,000, or 22.0%, to $22,063,000 for the nine-month period ended September 30, 2012, from $28,295,000 for the comparable period in 2011.  The decrease is primarily due to reduced demand from existing customers for existing products in our ICT and Mil/Aero market segments, as well as the effects of weakness in the global macroeconomic environment.  Specifically, decreases in ICT were driven by weakness in telecommunications network infrastructure spending during the second half of 2011 and the first three quarters of 2012, and decreases in Mil/Aero were due to uncertainty related to government budget and spending cycles.  The Company is continuing its efforts to gain market share with new and existing customers in all of its geographic regions, and by focusing research and development efforts on the development of products that will serve additional segments of the timing and frequency control markets, such as wireless infrastructure, energy exploration, homeland security, avionics and military personnel protection.
As of September 30, 2012, the Company's order backlog was $8,745,000, which was an increase of 1.3% compared to the backlog as of December 31, 2011, which was $8,634,000, and a decrease of 4.1% compared to the backlog as of September 30, 2011, which was $9,119,000.  The increase in backlog from December 31, 2011, is primarily due to a modest increase in order activity from our existing customers in the Mil/Aero market segment, as well as requests to accelerate existing order request dates to fall within the 12-month timeframe reflected in the order backlog.  The backlog of unfilled orders includes amounts based on signed contracts as well as other agreements we have determined are legally binding and likely to proceed. Although backlog represents only business that is considered likely to be performed, cancellations or scope adjustments may and do occur.

Backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any.  The Company expects to fill substantially its entire current backlog within the next twelve months, but cannot provide assurance as to the portion of the backlog to be fulfilled in a given period.
Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues decreased to 24.5% for the nine-month period ended September 30, 2012, from 30.8% for the comparable period in 2011.  This decrease is due primarily to the 22.0% decrease in revenues compared to the comparable period in 2011, which reduced gross margin by spreading fixed infrastructure costs over a smaller revenue base.  The Company is continuing its efforts to further improve its manufacturing and supply chain efficiency.
Operating Income (Loss)
Operating loss was ($1,547,000) for the nine months ended September 30, 2012, compared to operating income of $1,069,000 for the comparable period in 2011.  This decrease was primarily the result of the 22.0% decrease in revenues as compared to the same period in 2011.  The decrease was offset by a reduction of $691,000 in engineering, selling and administrative expenses as compared to the same period in 2011, primarily due to the consolidation of certain administrative functions into the Company's headquarters in Orlando, Florida, and a decrease in sales commissions paid as a result of the lower level of revenues.
Interest Expense
Interest expense was $78,000 for the nine-month period ended September 30, 2012, which was a decrease of $4,000 from $82,000 for the comparable period in 2011. The decrease was due to a reduction in the average outstanding balance on MtronPTI's credit facilities for the nine months ended September 30, 2012.
Net Income (Loss)
Net loss for the nine-month period ended September 30, 2012, was ($1,122,000) compared to net income of $678,000 for the comparable period in 2011.  The decrease was primarily attributable to a 22.0% decrease in revenues and a 6.3 percentage point decrease in gross margin for the nine-month period ended September 30, 2012, as compared to the same period in 2011.  Basic and diluted net loss per share for the nine months ended September 30, 2012, was ($0.43) compared with net earnings per share of $0.26 for the nine months ended September 30, 2011.
Liquidity and Capital Resources
The Company's cash and cash equivalents at September 30, 2012, were $9,484,000 as compared to $13,709,000 at December 31, 2011.  At September 30, 2012, MtronPTI had approximately $1,450,000 outstanding and available borrowing capacity of $50,000 under the Chase Revolving Loan, compared with $3,026,000 outstanding and available borrowing capacity of $389,000 at December 31, 2011.  At September 30, 2012, the Company's consolidated working capital was $16,396,000 as compared to $18,118,000 at December 31, 2011.  At September 30, 2012, the Company had current assets of $21,716,000 and current liabilities of $5,320,000.  The ratio of current assets to current liabilities was 4.08 to 1.00 at September 30, 2012, compared to 3.65 to 1.00 at December 31, 2011.
Cash provided by operating activities was $1,000 for the nine months ended September 30, 2012, compared to cash provided by operating activities of $1,600,000 for the nine months ended September 30, 2011.  The decrease was due primarily to a net loss of ($1,122,000) for the nine months ended September 30, 2012, as compared to net income of $678,000 for the nine months ended September 30, 2011, and a deferred tax benefit of $524,000 for the nine months ended September 30, 2012, as compared to a deferred tax expense of ($213,000) during the same period in 2011.  The decrease in net income was partially offset by a decrease in accounts receivable of $260,000 compared to an increase of ($38,000) during the same period in 2011, and a decrease in inventory of $242,000 compared to an increase of ($167,000) during the same period in 2011.

Cash used in investing activities was ($805,000) for the nine months ended September 30, 2012, compared to ($1,285,000) for the same period in 2011.  The decrease was due primarily to a reduction in spending on software to replace the Company's enterprise resource planning systems since that project is nearing completion.
Cash used by financing activities was ($3,421,000) for the nine months ended September 30, 2012, compared with cash provided by financing activities of $9,254,000 for the same period in 2011.  The change was due primarily to net repayments on notes payable to bank of ($1,576,000) as compared to net borrowings of $3,351,000 for the same prior year period, an increase in restricted cash of $1,500,000 which was assigned to Chase as additional security for the MtronPTI's obligations under the Chase Loan Agreement, and due to the Company's completion of its public offering of 350,000 shares of common stock in February 2011, resulting in net proceeds of $6,562,000.
At September 30, 2012, total liabilities of $5,320,000 were $1,508,000 less than the total liabilities at December 31, 2011, of $6,828,000.  The decrease in total liabilities was primarily due to a decrease in borrowings under the Chase Revolving Loan of $1,576,000 and the Chase Term Loan of $255,000, offset by an increase in accounts payable of $423,000. At September 30, 2012, the Company had $145,000 in current maturities of long-term debt compared with $400,000 at December 31, 2011.  The decrease is due to the scheduled repayments of the Chase Term Loan.
On June 30, 2011, MtronPTI entered into the Chase Loan Agreement with Chase. The Chase Loan Agreement currently provides for the following credit facilities: (i) a revolving line of credit in the amount of $1,500,000, to be used solely for working capital needs, referred to as the Chase Revolving Loan, and (ii) a term loan in the amount of $536,000, referred to as the Chase Term Loan. The Chase Revolving Loan bears interest at the greater of (x) Chase's prime rate or (y) the one-month LIBOR rate plus 2.50% per annum, referred to as the CB Rate, with interest due and payable on a monthly basis and the outstanding principal balance plus all accrued but unpaid interest due and payable on June 30, 2013. The Chase Term Loan bears interest at 5.00% per annum, with principal and interest due and payable in monthly installments of $29,500 and the outstanding principal balance, plus all accrued but unpaid interest due and payable on January 31, 2013.  The Chase Loan Agreement previously provided for a commercial line of credit in the amount of $2,000,000 (the "Chase Commercial Loan"), which expired on June 30, 2012 and was not renewed.  The Chase Commercial Loan bore interest at the CB Rate, with interest due and payable on a monthly basis and the outstanding principal balance plus all accrued but unpaid interest due and payable on June 30, 2012.  There was no amount outstanding under the Chase Commercial Loan at the time it expired on June 30, 2012, or at December 31, 2011.
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
The Chase Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, a financial covenant that MtronPTI maintain tangible net worth not less than $8,000,000.
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

On September 28, 2012, MtronPTI entered into a Second Amendment to Master Loan Agreement with Chase, which (i) amended the minimum tangible net worth covenant to set the amount at not less than $8,000,000, (ii) provided for the renewal and reduction of the Chase Revolving Loan to $1,500,000 and (iii) adjusted the requirements for calculating the Chase Revolving Loan borrowing base. In connection with the reduction of the Chase Revolving Loan, Chase reduced the amount of cash collateral deposit secured by the Assignment of Deposit agreement to $1,500,000.

The amount of the cash collateral deposit with Chase is included in restricted cash in the accompanying condensed consolidated balance sheet as of September 30, 2012.  The related Assignment of Deposit agreement restricts MtronPTI's ability to withdraw any portion of the deposit and does not allow MtronPTI to assign the deposit or any part thereof.

As of September 30, 2012, MtronPTI was in compliance with all covenants under the Chase Loan Agreement.

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

The Company meets these conditions upon shipment because title and risk of loss passes to the customer at that time.  However, the Company offers a limited right of return and/or authorized price protection provisions in its agreements with certain electronic component distributors who resell the Company's products to original equipment manufacturers or electronic manufacturing services companies.  As a result, the Company estimates and records a reserve for future returns and other charges against revenue at the time of shipment consistent with the terms of sale. The reserve is estimated based on historical experience with each respective distributor.  The amount of these reserves at September 30, 2012, is not material to the financial statements.

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

Warranties
The Company offers a standard one-year warranty. The Company tests its products prior to shipment in order to ensure that they meet each customer's requirements based upon specifications received from each customer at the time its order is received and accepted. The Company's customers may request to return products for various reasons, including but not limited to the customers' belief that the products are not performing to specification. The Company's return policy states that it will accept product returns only with prior authorization and if the product does not meet customer specifications, in which case the product would be replaced or repaired. To accommodate the Company's customers, each request for return is reviewed, and if and when it is approved, a return materials authorization ("RMA") is issued to the customer. Each month the Company records a specific warranty reserve for approved RMAs covering products that have not yet been returned. The Company does not maintain a general warranty reserve because, historically, valid warranty returns resulting from a product not meeting specifications or being non-functional have been immaterial.

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

Item 3.                  Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.

Item 4.                  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company's principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on their evaluation of the Company's disclosure controls and procedures, the Company's principal executive officer and principal financial officer, with the participation of the Company's management, have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2012, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended September 30, 2012, the Company began processing transactions on a new enterprise resource planning ("ERP") system. In connection with the ERP system implementation, the Company is updating its internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. Management does not believe the ERP system implementation will have an adverse effect on our internal controls over financial reporting. There were no other changes identified in the Company's internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the fiscal quarter ended September 30, 2012.

PART II
OTHER INFORMATION
Item 1.                  Legal Proceedings.
None.
Item 1A.                  Risk Factors.
None.
Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of our common stock during the quarter ended September 30, 2012:
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs

July 1, 2012 to July 31, 2012	--	$--	--	$504,557
August 1, 2012 to August 31, 2012	12,249	6.05	12,249	492,308
September 1, 2012 to September 30, 2012	2,751	5.82	2,751	489,557
	15,000	6.01	15,000	--

(1)
All of the shares purchased during the quarter ended September 30, 2012, were purchased under our publicly announced repurchase program. On August 29, 2011, we announced that our Board of Directors authorized the repurchase of up to 100,000 shares, increasing the total number of shares authorized to be repurchased under our repurchase program to 540,000 shares. There is no expiration date for this program.

Item 3.                  Defaults Upon Senior Securities.
None.
Item 4.                  Mine Safety Disclosures.
None.
Item 5.                  Other Information.
None.

Item 6.                  Exhibits.
The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
____________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LGL GROUP, INC.

Date: November 14, 2012	By:	/s/ Gregory P. Anderson
Gregory P. Anderson
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2012	By:	/s/ R. LaDuane Clifton
R. LaDuane Clifton
Chief Accounting Officer (Principal Financial Officer)