Form 10-K
period 2012-12-31
LGL GROUP INC
filed 2013-04-01
CIK 61004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549
_________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended:  December 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to ______________________
Commission file number:  1-106
The LGL Group, Inc.
(Exact name of Registrant as Specified in Its Charter)
Delaware	38-1799862
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2525 Shader Road, Orlando, Florida	32804
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code:  (407) 298-2000
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.01 Par Value	NYSE MKT

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
 Large accelerated filer ☐                                                                                                          Accelerated filer ☐
Non-accelerated filer ☐                                                                                                          Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant's common stock on the last business day of the registrant's most recently completed second fiscal quarter ($6.52), was $14,196,133.  Solely for the purpose of this calculation, shares held by directors and executive officers of the registrant have been excluded.  Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.
The number of outstanding shares of the registrant's common stock was 2,605,719 as of March 26, 2013.

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
This Annual Report on Form 10-K contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital.  These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as in this Annual Report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this Annual Report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact be accurate.
Further, we do not undertake any obligation to update publicly any forward-looking statements.  As a result, you should not place undue reliance on these forward-looking statements.
Item 1. Business.
The LGL Group, Inc., incorporated in 1928 under the laws of the State of Indiana and reincorporated under the laws of the State of Delaware in 2007, is a globally-positioned producer of industrial and commercial products and services that is currently focused on the design and manufacture of highly-engineered electronic components and subsystems.  The LGL Group, Inc. and its subsidiaries (collectively, the "Company") maintains its executive offices at 2525 Shader Road, Orlando, Florida, 32804.  The Company's telephone number is (407) 298-2000.  The Company's common stock is traded on NYSE MKT under the ticker symbol "LGL".
The Company operates through its principal subsidiary, M-tron Industries, Inc. ("Mtron"), which includes the operations of its subsidiary, M-tron Industries, Ltd., as well as the operations of its subsidiary, Piezo Technology, Inc. ("PTI") and PTI's subsidiary Piezo Technology India Private Ltd.  The combined operations of Mtron and PTI and their subsidiaries are referred to herein as "MtronPTI."  MtronPTI has operations in Orlando, Florida, Yankton, South Dakota, Yantai, China and Noida, India.  MtronPTI also has sales offices in Hong Kong and Shanghai, China.
The Company's business development strategy is to expand its existing operations primarily through organic growth, and joint venture or merger and acquisition opportunities.  It may, from time to time, consider the acquisition of other assets or businesses that are not related to its present businesses.  However, the Company's ability to consummate an acquisition may be dependent on its ability to obtain financing, which may be hindered by our results of operations, our financial condition, or by the prevailing global economic and financial market conditions.
Overview of MtronPTI
MtronPTI designs, manufactures and sells standard and custom-engineered electronic components that are used primarily to control the frequency or timing of signals in electronic circuits.  Its devices, which are commonly called frequency control devices, are used extensively in infrastructure equipment for the telecommunications and network equipment industries, as well as in electronic systems for military applications, avionics, earth-orbiting satellites, medical devices, instrumentation, industrial devices and global positioning systems.

MtronPTI's frequency control devices consist of packaged quartz crystals, crystal oscillators and electronic filters.  Its products produce an electrical signal that has the following attributes:
‒	Accuracy: the measure of error between the specified frequency and the produced frequency;
‒	Stability: the frequency of the signal does not vary significantly when the product is subjected to a range of operating environments; and
‒	Low electronic noise: the signal does not add interfering signals that can degrade the performance of electronic systems.
MtronPTI has more than 45 years of experience designing, manufacturing and marketing crystal-based frequency control products.  Its customers rely on the skills of MtronPTI's engineering and design team to help solve frequency control problems during all phases of their products' life cycles, including product design, prototyping, manufacturing, and subsequent product improvements.
MtronPTI's Objectives
MtronPTI has built on the strength of its core expertise in packaged quartz crystal oscillator and electronic filter technologies to become the supplier of choice to original equipment manufacturers ("OEMs") that supply equipment with high-performance frequency control needs.  MtronPTI intends to grow through strong penetration of the filter and timing management portion of the electronics industry.  MtronPTI has made progress in its efforts to grow beyond being more than a component company by expanding its product offerings and focusing a portion of its development efforts towards timing module and RF subsystem products.
MtronPTI focuses on technical resources, including design and engineering personnel, to enable it to provide a higher level of design and engineering support to existing and potential customers.  It believes that technical participation with its OEM customers in the early stages of their design process results in MtronPTI's frequency control devices being designed into their products more regularly.
MtronPTI has a long-standing relationship with offshore contract manufacturers to take advantage of lower manufacturing costs.  These contract manufacturers have added increased technological support and infrastructure to increase capacity on MtronPTI's behalf.  MtronPTI's objective is to reduce the time it takes to manufacture its products, which will result in better service to its customers.
MtronPTI is continuing its efforts to design, manufacture and sell devices that offer higher frequencies, greater precision or smaller packages than its current products.  It also plans to expand its offering of integrated timing modules and RF subsystems to offer broader solutions to its customers.  It intends to achieve this through a combination of focused research and development, and strategic acquisitions, if they are appropriate.
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

MtronPTI designs and produces a wide range of packaged quartz crystals, quartz crystal-based oscillators and electronic filter products.  The Packaged Crystal is a single crystal in a hermetically sealed package that is used by electronic equipment manufacturers, along with their own electronic circuitry, to build oscillators for frequency control in their electronic devices.  The Clock Oscillator is the simplest of its oscillators.  It is a self-contained package with a crystal and electronic circuitry that is used as a subsystem by electronic equipment manufacturers to provide frequency control for their devices.  The Voltage Controlled Crystal Oscillator ("VCXO") is a variable frequency oscillator whose frequency can be changed by varying the control voltage to the oscillator.  The Temperature Compensated Crystal Oscillator ("TCXO") is a stable oscillator designed for use over a range of temperatures.  Oven-Controlled Crystal Oscillators ("OCXO") are designed to produce a much higher level of stability over a wide range of operating conditions with very low phase noise.  Electronic filters use either crystal technology, precise manufacturing of inductive/capacitive circuits, or low and high-powered cavity designs to provide filters with carefully defined capabilities to filter out unwanted portions of a timing signal.  This variety of features in MtronPTI's product family offers the designers at OEMs a range of options they can utilize to add performance features to their products.
Currently, MtronPTI's oscillator products operate at frequencies ranging from 2 kilohertz to over 1.4 gigahertz, which constitute most of the oscillator frequencies that are now in use in its target markets.  It offers crystal and inductive/capacitive filters with central frequencies from a Direct Current to 15 gigahertz.  However, many of its products, through amplification or other means, are ultimately incorporated into products that operate at higher frequencies.
The vast majority of MtronPTI's products are custom-designed for requirements of specific OEM systems.  The expected business life of these products ranges from less than one year to more than 10 years, depending on the application.  Some of the customizations are modest changes to existing product designs, while others are major product redesigns or new product platforms.  MtronPTI monitors the level of these major new designs and uses them as an internal metric of its engineering effectiveness.  Typically, approximately 10 to 15% of MtronPTI's revenue has come from major new designs or new product platforms that have been introduced in the preceding three years.
MtronPTI's products are employed in numerous infrastructure applications within the telecommunications industry, including computer and telephone network switches, high-speed gigabit Ethernet, modems, wireless transmitters/receivers, multiplexers, data recovery/regeneration devices, fiber channel networks, repeaters, data transceivers, line interface devices, communications satellites, and base station controllers.
Crystal, oscillator and filter products are also designed for military, avionics, and industrial applications.  Military uses include flexible communication platforms, remote sensing, personnel protection, radar, guidance and armaments.  Avionics applications include radar, ground and flight control systems.  Industrial applications include security systems, metering systems, electronic test instruments and industrial control systems.  MtronPTI's products are also used in medical instrumentation, energy exploration, smart grid, as well as in various computer peripheral equipment such as storage devices, printers, modems, monitors, video cards and sound cards.
MtronPTI's hybrid timing module products combine timing system functions, including analog, digital and software, into a small, self-contained module to reduce design time and risk by combining precision oscillators (quartz or MEMs) with GPS clock receivers and/or packet synchronization software based on the IEEE 1588 standard.
Manufacturing and Operations
MtronPTI's operations are located in Orlando, Florida, Yankton, South Dakota, Yantai, China and Noida, India.  MtronPTI owns one building in Orlando, Florida, containing approximately 71,000 square feet on approximately seven acres of land.  MtronPTI owns two buildings in Yankton, South Dakota, containing a combined total of approximately 32,000 square feet on approximately 11 acres of land. The Company leases approximately 13,000 square feet of office and manufacturing space in Noida, India, approximately 1,200 square feet of office space in Hong Kong, approximately 400 square feet of office space in Shanghai, China, and approximately 1,100 square feet of office space in Yantai, China.

MtronPTI has established long-term relationships with several contract manufacturers in Asia.  Approximately 15.4% of MtronPTI's revenues in 2012 were attributable to one such contract manufacturer with production locations in both Korea and China.  MtronPTI maintains a rigorous quality control system and is an ISO 9001/2008 and AS 9100 Rev. C qualified manufacturer.  MtronPTI's Hong Kong subsidiary (M-tron Industries, Ltd.) does not manufacture, but acts as a buying agent, regional warehouse, quality control and sales representative for its parent company.
Research and Development
Research and development expense was approximately $2,005,000 and $1,878,000 in 2012 and 2011, respectively.
Marketing and Sales
MtronPTI markets and sells its products through a variety of channels and agents. Nearly all of MtronPTI's products are sold into a specific design application at an OEM.  Some of the products are sold directly to the OEM, some of the products are sold to an Electronic Manufacturing Services ("EMS") company, which assembles them into final use products on behalf of the OEM, and some are sold to an electronics distributor who resells them to the OEM or EMS companies.  MtronPTI uses a combination of employees, external manufacturer representatives and electronics distributors to market and sell its products.  An important part of the sales process is getting formal OEM confirmation of product suitability for use in a specific system design or a "design-win."
In most cases, MtronPTI's customers may cancel their respective orders without penalty up to 60 days prior to the scheduled shipping date.  Within 60 days of the scheduled shipping date, cancellation fees may apply, up to 100% of the contract price.
Customers
MtronPTI markets and sells its frequency control devices primarily to:
‒	OEMs of communications, networking, military, avionics, instrumentation and medical equipment;
‒	Contract manufacturers for OEMs; and
‒	Distributors who sell to OEMs and contract manufacturers.
In 2012, MtronPTI's largest customer, an electronics contract manufacturing company, accounted for $2,914,000, or 9.8%, of the Company's total revenues, compared to $3,680,000, or 10.3%, in 2011.  At December 31, 2012, MtronPTI's three largest customers accounted for approximately $1,880,000 of accounts receivable, or 42.4% of MtronPTI's accounts receivable, compared to approximately $1,441,000, or 33.4%, for MtronPTI's three largest customers in 2011. The Company carefully evaluates the creditworthiness of its customers in deciding to extend credit, and utilized letters of credit to further limit credit risk for export sales.
Seasonality
MtronPTI's business is not seasonal.
Domestic Revenues
MtronPTI's domestic revenues were $15,087,000 in 2012, or 50.8% of total consolidated revenues, compared to $15,645,000, or 43.8% of total consolidated revenues, in 2011.

International Revenues
MtronPTI's international revenues were $14,619,000 in 2012, or 49.2% of total consolidated revenues, compared to $20,037,000, or 56.2% of total consolidated revenues, in 2011.  In each of 2012 and 2011, these revenues were derived mainly from customers in Malaysia and China, with additional significant sales in Thailand and Mexico.  MtronPTI avoids significant currency exchange risk by transacting and settling substantially all international sales in United States dollars.
Risks Attendant to Foreign Operations
See Part I, Item 1A. "Risk Factors," "We have significant international operations and sales to customers outside of the United States that subject us to certain business, economic and political risks," for a discussion of the risks attendant to our foreign operations.
Order Backlog
At December 31, 2012, MtronPTI's order backlog was $8,703,000, which was an increase of 0.8% compared to a backlog of $8,634,000 at December 31, 2011.  The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent, which we have determined are firm orders and likely to proceed.  Although backlog represents only firm orders that are considered likely to be fulfilled within the 12 months following receipt of the order, cancellations or scope adjustments may and do occur.
Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any.  The Company expects to fill its entire 2012 order backlog in 2013, but cannot provide assurances as to what portion of the order backlog will be fulfilled in a given year.
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
Competition
Frequency control devices are sold in a highly competitive industry.  There are numerous domestic and international manufacturers who are capable of providing custom designed quartz crystals, oscillators and electronic filters comparable in quality and performance to MtronPTI's products.  Competitors include, but are not limited to, Vectron International and K&L Microwave (divisions of Dover Corporation), CTS Corporation, Rakon Limited and Saronix (a division of Pericom Semiconductor Corporation).  MtronPTI does not operate in the same markets as high volume manufacturers of standard products; rather it focuses on manufacturing lower volumes of more precise, custom designed frequency control devices.  Many of MtronPTI's competitors and potential competitors have substantially greater financial, engineering, manufacturing and marketing resources than MtronPTI.
MtronPTI seeks to manufacture custom-designed, high-performance crystals and oscillators, which it believes it can sell competitively based upon performance, quality, order response time and a high level of engineering support.  MtronPTI believes that its main competitive advantages include its technical skill, intellectual property, and ability to bring to customers new product designs as well as final manufactured products faster than its competitors, thus being more responsive to its customers' design and supply chain requirements.
Intellectual Property
MtronPTI has no patents, trademarks or licenses that are considered to be significant to its business or operations.  Rather, MtronPTI believes that its technological position depends primarily on the technical competence and creative ability of its engineering and technical staff in areas of product design and manufacturing processes, including their ability to customize to meet difficult specifications, as well as proprietary know-how and information.
Employees
As of December 31, 2012, the Company employed 184 people (full-time equivalents):  2 within corporate headquarters and 182 within its subsidiary, MtronPTI, which includes 59 in Yankton, South Dakota, 100 in Orlando, Florida, 9 in Hong Kong, 8 in Noida, India, 5 in Shanghai, China and 1 in Yantai, China.  In 2012, there was a net reduction in its headcount by 15 as part of its continuing efforts to improve operational efficiency.  None of its employees are represented by a labor union and the Company considers its employee relations to be good.
Environmental
The Company's manufacturing operations, products, and/or product packaging are subject to environmental laws and regulations governing air emissions, wastewater discharges, and the handling, disposal and remediation of hazardous substances, wastes and other chemicals.  In addition, more stringent environmental regulations may be enacted in the future, both within the United States and internationally, and we cannot presently determine the modifications, if any, in the Company's operations that any future regulations might require, or the cost of compliance that would be associated with these regulations.
To date, capital expenditures, earnings and competitive position of the Company have not been materially affected by compliance with current federal, state, and local laws and regulations (domestic and foreign) relating to the protection of the environment.  However, the Company cannot predict the effect of future laws and regulations.
Long-Lived Assets
Long-lived assets, including intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount thereof may not be recoverable.  Management assesses the recoverability of the carrying cost of the assets based on a review of projected undiscounted cash flows.  If an asset is held for sale, management reviews its estimated fair value less selling costs. Fair value is determined using pertinent market information, including appraisals or broker's estimates, and/or projected discounted cash flows. In the event an impairment loss is identified, it is recognized based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset.

Item 1A. Risk Factors.
You should carefully consider the risks described below before making a decision to invest in our common stock.  If any of these risks actually occurs, our business financial condition, results of operations, or prospects could be materially adversely affected.  This could cause the trading price of our common stock to decline and a loss of all or part of your investment.  The risks described below are not the only ones facing us.  Additional risks not currently known to us or that we currently believe to be immaterial may also impair the Company's business operations and our liquidity.
Risks Related to Our Business and Industry
We are dependent on a single line of business.
We are currently dedicated to manufacturing and marketing standard and custom-engineered electronic components that are used primarily to control the frequency or timing of signals in electronic circuits, and we do not offer any other products.  Virtually all of MtronPTI's 2012 and 2011 revenues came from sales of frequency control devices, which consist of packaged quartz crystals, oscillator modules, electronic filters and integrated modules.  We expect that this product line will continue to account for substantially all of MtronPTI's revenues in 2013.
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
Our operating results vary significantly from period to period.
We experience fluctuations in our operating results. Some of the principal factors that contribute to these fluctuations include: changes in demand for our products; our effectiveness in managing manufacturing processes, costs and inventory; our effectiveness in engineering and qualifying new product designs with our OEM customers and in managing the risks associated with bringing those new products into production; changes in the cost and availability of raw materials, which often occur in the electronics manufacturing industry and which affect our margins and our ability to meet delivery schedules; macroeconomic and served industry conditions; and events that may affect our production capabilities, such as labor conditions and political instability.

In addition, due to the prevailing economic climate and competitive differences between the various market segments which we serve, the mix of sales between our communications, networking, military, avionics, industrial and instrumentation market segments may affect our operating results from period to period. We had a net loss in 2012, and we are uncertain as to our ability to return to profitability.
We had a net loss of ($1,320,000) for the year ended December 31, 2012.  Our revenues are derived solely from our operating subsidiary, MtronPTI, and its future rate of growth and profitability are highly dependent on the development and growth of demand for our products in the communications, networking, military, avionics, instrumentation and industrial markets, which are cyclical. We cannot be certain whether we will generate sufficient revenues or sufficiently manage expenses to return to profitability.
We have a large customer that accounts for a significant portion of our revenues, and the loss of this customer, or decrease in their demand for our products, could have a material adverse effect on our results.
In 2012, MtronPTI's largest customer, an electronics contract manufacturing company, accounted for $2,914,000, or 9.8%, of the Company's total revenues, compared to $3,680,000, or 10.3%, in 2011. The loss of this customer, or a decrease in their demand for our products, could have a material adverse effect on our results.

A relatively small number of customers account for a significant portion of our accounts receivable, and the insolvency of any of these customers could have a material adverse impact on our liquidity.
In 2012, MtronPTI's three largest customers accounted for approximately $1,880,000, or 42.4%, of accounts receivable, compared to approximately $1,441,000, or 33.4%, as compared to 2011.  The insolvency of any of these customers could have a material adverse impact on our liquidity.
MtronPTI's order backlog may not be indicative of future revenues.
MtronPTI's order backlog comprises orders that are subject to specific production release, orders under written contracts, oral and written orders from customers with which MtronPTI has had long-standing relationships and written purchase orders from sales representatives.  MtronPTI's customers may order components from multiple sources to ensure timely delivery when backlog is particularly long and may cancel or defer orders without significant penalty.  They also may cancel orders when business is weak and inventories are excessive.  As a result, the Company cannot provide assurances as to the portion of backlog orders to be filled in a given year, and MtronPTI's order backlog as of any particular date may not be representative of actual revenues for any subsequent period.
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
In 2012, approximately 15.4% of our revenue was attributable to finished products that were manufactured by an independent contract manufacturer with production locations in both Korea and China (as compared to 14.7% in 2011).  We expect this manufacturer to continue to account for a similar portion of our total revenue in 2013 and the next several years.  We do not have a written, long-term supply contract with this manufacturer.  If this manufacturer becomes unable to provide products in the quantities needed, or at acceptable prices, we would have to identify and qualify acceptable replacement manufacturers or manufacture the products internally.  Due to specific product knowledge and process capability, we could encounter difficulties in locating, qualifying and entering into arrangements with replacement manufacturers.  As a result, a reduction in the production capability or financial viability of this manufacturer, or a termination of, or significant interruption in, our relationship with this manufacturer, may adversely affect our results of operations and our financial condition.
MtronPTI's future rate of growth and profitability are highly dependent on the development and growth of the communications, networking, military, avionics, instrumentation and industrial markets, which are cyclical.
In 2012, the majority of MtronPTI's revenues were derived from sales to manufacturers of equipment for the communications, networking, military, avionics, instrumentation and industrial markets for frequency control devices, including indirect sales through distributors and contract manufacturers.  In 2013, MtronPTI expects a significant portion of its revenues to continue to be derived from sales to these manufacturers.  Often OEMs and other service providers within these markets have experienced periods of capacity shortage and periods of excess capacity, as well as periods of either high or low demand for their products.  In periods of excess capacity or low demand, purchases of capital equipment may be curtailed, including equipment that incorporates MtronPTI's products.  A slowdown, whether due to cyclical, macroeconomic or other factors, in the manufacture and purchase of equipment for these markets could substantially reduce MtronPTI's net sales and operating results and adversely affect our financial condition.  Moreover, if these markets fail to grow as expected, MtronPTI may be unable to maintain or grow its revenue.

The multiple variables which affect the communications, networking, military, avionics, instrumentation and industrial markets for equipment that require frequency control devices, as well as the number of parties involved in the supply chain and manufacturing process, can impact inventory levels and lead to supply chain inefficiencies.  As a result of these complexities, MtronPTI has limited visibility to forecast revenue projections accurately for the near and medium-term timeframes.
Market share of frequency control devices with equipment manufacturers in the communications, networking, military, avionics, instrumentation and industrial markets may change over time, reducing the value of our relationships with our existing customer base.
We have developed long-term relationships with our existing customers, including pricing contracts, custom designs and approved vendor status.  If these customers lose share to equipment manufacturers in the communications, networking, military, avionics, instrumentation and industrial markets with whom we do not have similar relationships, our ability to maintain revenue, margin or operating performance may be adversely affected.
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
Any transactions that we are able to identify and complete may involve a number of risks, including:
‒	The diversion of our management's attention from the management of our existing business to the integration of the operations and personnel of the acquired or combined business or joint venture;
‒	Due diligence may not identify material business risks;
‒	Possible adverse effects on our operating results during the integration process;
‒	Substantial acquisition-related expenses, which would reduce our net income, if any, in future years;
‒	The loss of key employees and customers as a result of changes in management; and
‒	Our possible inability to achieve the intended objectives of the transaction.
In addition, we may not be able to integrate, operate, maintain or manage, successfully or profitably, our newly acquired operations or employees.  We may not be able to maintain uniform standards, controls, policies and procedures, and this may lead to operational inefficiencies.
If MtronPTI is unable to introduce innovative products, demand for its products may decrease.
MtronPTI's future operating results are dependent on its ability to develop, introduce and market innovative products continually, to modify existing products, to respond to technological change and to customize some of its products to meet customer requirements.  There are numerous risks inherent in this process, including the risks that MtronPTI will be unable to anticipate the direction of technological change or that it will be unable to develop and market new products and applications in a timely or cost-effective manner to satisfy customer demand.
MtronPTI's markets are highly competitive, and it may lose business to larger and better-financed competitors.
MtronPTI's markets are highly competitive worldwide, with low transportation costs and few import barriers.  MtronPTI competes principally on the basis of product quality and reliability, availability, customer service, technological innovation, timely delivery and price.  Within the industry in which MtronPTI competes, competition has become increasingly concentrated and global in recent years.  Many of MtronPTI's major competitors, some of which are larger, and potential competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing and customer support capabilities.
Availability under our revolving credit facility may be limited due to a decline in the borrowing base.
Our credit facility includes a revolving credit facility that is based upon certain assets of MtronPTI, which include accounts receivable and inventory, subject to certain adjustments as defined by the loan agreement governing the credit facility.  The total amount available to be borrowed under the revolving credit facility may be reduced if business activity levels lead to lower asset balances as defined under the loan agreement.
Compliance with the financial covenants under our existing loan agreement may be difficult due to our results of operations, our financial condition, or prevailing economic conditions.
We may find it difficult to comply with the financial covenants defined under our existing loan agreement, which requires that MtronPTI maintain a variety of affirmative and negative covenants, including, but not limited to, a financial covenant to maintain a certain level of tangible net worth. If prevailing business levels cause us to default on these covenants, the credit facility under our existing loan agreement may become unavailable and we may be unable to find a replacement facility or obtain additional financing on acceptable terms, or at all.  This may limit our access to capital to fund our business or hinder our ability to meet our strategic objectives.
Under our existing loan agreement, we are required to obtain the lender's consent for most additional debt financing, potentially making it more difficult for us to obtain such financing.
Our success depends on our ability to retain key management and technical personnel and attracting, retaining, and training new technical personnel.
Our future growth and success will depend in large part upon our ability to recruit highly-skilled technical personnel, including engineers, and to retain our existing management and technical personnel.  The labor markets in which we operate are highly competitive and some of our operations are not located in highly populated areas.  As a result, we may not be able to recruit and retain key personnel.  Our failure to hire, retain or adequately train key personnel could have a negative impact on our performance. The Company's employment agreement with Gregory P. Anderson, its President and Chief Executive Officer, expires on November 2, 2013.
MtronPTI purchases certain key components and raw materials from single or limited sources and could lose sales if these sources fail to fulfill its needs.
If single-source components or key raw materials were to become unavailable on satisfactory terms, and MtronPTI could not obtain comparable replacement components or raw materials from other sources in a timely manner, the Company's business, results of operations and financial condition could be harmed.  On occasion, one or more of the components used in MtronPTI's products have become unavailable, resulting in unanticipated redesign and related delays in shipments.  We cannot give assurance that similar delays will not occur in the future.  Our suppliers may be impacted by compliance with environmental regulations including Restriction of Hazardous Substances ("RoHS") and Waste Electrical and Electronic Equipment ("WEEE"), which could disrupt the supply of components or raw materials or cause additional costs for MtronPTI to implement new components or raw materials into its manufacturing process.
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
We operate in a highly regulated environment and are routinely audited and reviewed by the U.S. Government and its agencies such as the Defense Contract Audit Agency ("DCAA") and Defense Contract Management Agency ("DCMA"). These agencies review our performance under our contracts, our cost structure and our compliance with applicable laws, regulations, and standards, as well as the adequacy of, and our compliance with, our internal control systems and policies. Systems that are subject to review include our purchasing systems, billing systems, property management and control systems, cost estimating systems, compensation systems and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspension, or prohibition from doing business as a supplier to contractors who sell products and services to the U.S. Government.  In addition, our reputation could be adversely affected if allegations of impropriety were made against us.
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
When MtronPTI releases new products, or new versions of existing products, they may contain undetected or unresolved errors or defects.  The vast majority of MtronPTI's products are custom-designed for requirements of specific OEM systems.  The expected business life of these products ranges from less than one year to more than 10 years depending on the application.  Some of the customizations are modest changes to existing product designs while others are major product redesigns or new product platforms.
Despite testing, errors or defects may be found in new products or upgrades after the commencement of commercial shipments.  Undetected errors and design flaws have occurred in the past and could occur in the future.  These errors could result in delays, loss of market acceptance and sales, diversion of development resources, damage to the Company's reputation, legal action by its customers, failure to attract new customers and increased service costs.
Communications and network infrastructure equipment manufacturers increasingly rely upon contract manufacturers, thereby diminishing our ability to sell our products directly to those equipment manufacturers.
There is a continuing trend among communications and network infrastructure equipment manufacturers to outsource the manufacturing of their equipment or components.  As a result, MtronPTI's ability to persuade these OEMs to utilize our products in customer designs could be reduced and, in the absence of a manufacturer's specification of MtronPTI's products, the prices that MtronPTI can charge for them may be subject to greater competition.

MtronPTI's customers are significantly larger than it and may exert leverage that will not be in our best interest.
The majority of MtronPTI's sales are to companies that are many times its size.  This size differential may disadvantage MtronPTI in negotiating contractual terms.  These terms include price, payment terms, product warranties and product consignment obligations.
There is a trend among some of MtronPTI's larger customers that require MtronPTI to provide increased levels of warranty coverage.  Some of these warranty provisions would require MtronPTI to pay substantial financial penalties if the customer invokes the warranty. These warranty provisions may result in additional production costs to MtronPTI.  In addition, these new warranty provisions may place MtronPTI at a disadvantage in comparison to its competitors and may result in terms that are not in the best interest of MtronPTI.
Future changes in MtronPTI's environmental liability and compliance obligations may increase costs and decrease profitability.
MtronPTI's present and past manufacturing operations, products, and/or product packaging are subject to environmental laws and regulations governing air emissions, wastewater discharges, and the handling, disposal and remediation of hazardous substances, wastes and other chemicals.  In addition, more stringent environmental regulations may be enacted in the future, and we cannot presently determine the modifications, if any, in MtronPTI's operations that any future regulations might require, or the cost of compliance that would be associated with these regulations.
Environmental laws and regulations may cause us to change our manufacturing processes, redesign some of our products, and change components to eliminate some substances in MtronPTI's products in order to be able to continue to offer them for sale.
We have significant international operations and sales to customers outside of the United States that subject us to certain business, economic and political risks.
We have office and manufacturing space in Noida, India and Yantai, China, and sales offices in Hong Kong and Shanghai, China.  Additionally, foreign revenues for 2012 and 2011 (primarily to Malaysia and China) accounted for 49.2% of our 2012 consolidated revenues and 56.2% of our 2011 consolidated revenues.  We anticipate that sales to customers located outside of the United States will continue to be a significant part of our revenues for the foreseeable future.  Our international operations and sales to customers outside of the United States subject our operating results and financial condition to certain business, economic, political, health, regulatory and other risks, including:
‒	Political and economic instability in countries in which MtronPTI's products are manufactured and sold;
‒	Expropriation or the imposition of government controls;
‒	Sanctions or restrictions on trade imposed by the United States government;
‒	Export license requirements;
‒	Trade restrictions;
‒	Currency controls or fluctuations in exchange rates;
‒	High levels of inflation or deflation;
‒	Greater difficulty in collecting accounts receivable and longer payment cycles;
‒	Changes in labor conditions and difficulties in staffing and managing international operations; and
‒	Limitations on insurance coverage against geopolitical risks, natural disasters and business operations.

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
New regulations related to conflict minerals could adversely impact our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions designed to improve transparency and accountability concerning the supply of certain minerals, known as "conflict minerals," originating from the Democratic Republic of Congo and adjoining countries that are believed to be benefitting armed groups.  As a result, the Securities and Exchange Commission (the "SEC") recently adopted new due diligence, disclosure and reporting requirements for companies that manufacture products that include components containing such minerals. Since we manufacture such products, we will be required to comply with the new SEC rules, with our first required report due in May 2014.  We expect that the compliance process will be both time-consuming and costly.  Costs associated with complying with these disclosure requirements will include diligence to determine the sources of minerals used in our products and potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of certain materials used in our products. Because there may be only a limited number of suppliers offering "conflict free" minerals, we cannot be sure that we will be able to obtain necessary minerals from such suppliers in sufficient quantities or at competitive prices. In addition, our supply chain is complex and we may not be able to easily verify the origins for all minerals used in our products.  We may face reputational challenges with our customers and other stakeholders if our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins of minerals contained in the components included in our products through the due diligence procedures that we implement.

Risks Related to Our Common Stock
Our stock price has fluctuated considerably and is likely to remain volatile, in part due to the limited market for our common stock.
From January 1, 2012, through March 26, 2013, the high and low sales prices for our common stock were $9.14 and $4.76, respectively.  There is a limited public market for our common stock, and we cannot provide assurances that a more active trading market will develop.  As a result of low trading volume in our common stock, the purchase or sale of a relatively small number of shares could result in significant share price fluctuations.

Additionally, the market price of our common stock may continue to fluctuate significantly in response to a number of factors, some of which are beyond our control, including the following:
‒	General economic conditions affecting the availability of long-term or short-term credit facilities, the purchasing and payment patterns of our customers, or the requirements imposed by our suppliers;
‒	Economic conditions in our industry and in the industries of our customers and suppliers;
‒	Changes in financial estimates or investment recommendations by securities analysts relating to our common stock;
‒	Market reaction to our reported financial results;
‒	Loss of a major customer;
‒	Announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and
‒	Changes in key personnel.
Our officers, directors and 10% stockholders have significant voting power and may vote their shares in a manner that is not in the best interest of other stockholders.
Our officers, directors and 10% or greater stockholders control approximately 39.8% of the voting power represented by our outstanding shares of common stock as of March 26, 2013.  If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions.  This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all of our stockholders.
Provisions in our corporate charter documents and under Delaware law could make an acquisition of the Company more difficult, which acquisition may be beneficial to stockholders.
Provisions in our certificate of incorporation and by-laws, as well as provisions of the General Corporation Law of the State of Delaware ("DGCL"), may discourage, delay or prevent a merger, acquisition or other change in control of the Company, even if such a change in control would be beneficial to our stockholders.  These provisions include prohibiting our stockholders from fixing the number of directors, and establishing advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our Board of Directors (the "Board").
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The Company's principal executive offices are located in Orlando, Florida within an MtronPTI operating facility.   MtronPTI's operations are located in Orlando, Florida, Yankton, South Dakota, Yantai, China and Noida, India.  MtronPTI also has sales offices in Hong Kong and Shanghai, China.

MtronPTI owns one building in Orlando, Florida, containing approximately 71,000 square feet on approximately seven acres of land.  MtronPTI owns two buildings in Yankton, South Dakota, containing a combined total of approximately 32,000 square feet on approximately 11 acres of land, which property is subject to security deeds relating to loans.  The Company leases approximately 13,000 square feet of office and manufacturing space in Noida, India, approximately 1,200 square feet of office space in Hong Kong, approximately 400 square feet of office space in Shanghai, China, and approximately 1,100 share feet of office space in Yantai, China.  It is the Company's opinion that the facilities referred to above are in good operating condition, suitable, and adequate for present uses.
Item 3. Legal Proceedings.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for Common Equity
Our common stock is traded on the NYSE MKT, under the symbol "LGL." Based upon information furnished by our transfer agent, at March 26, 2013, we had approximately 598 holders of record of our common stock.  The following table sets forth the high and low sales prices for our common stock for the periods indicated as reported by the NYSE MKT:
Fiscal Year 2013	High	Low
First Quarter (1)	$5.98	$5.11

Fiscal Year 2012	High	Low
First Quarter	$9.14	$6.87
Second Quarter	7.60	6.40
Third Quarter	6.89	5.25
Fourth Quarter	6.45	4.76

Fiscal Year 2011	High	Low
First Quarter	$25.85	$12.93
Second Quarter	14.06	9.36
Third Quarter	10.80	6.14
Fourth Quarter	8.87	6.59

(1)	From January 1, 2013 through March 26, 2013.
Stock Repurchase Program
On August 29, 2011, the Board authorized the Company to repurchase up to 100,000 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized and available for repurchase under the Company's existing share repurchase program to 540,000 shares, at such times, amounts and prices as the Company shall deem appropriate. As of December 31, 2012, the Company has repurchased a total of 50,454 shares of common stock under this program at a cost of $405,000, which shares are currently held in treasury. There were no shares of common stock repurchased under this program during the fourth quarter of 2012.
Dividend Policy
The Board has adhered to a practice of not paying cash dividends.  This policy takes into account our long-term growth objectives, including our anticipated investments for organic growth, potential technology acquisitions or other strategic ventures, and stockholders' desire for capital appreciation of their holdings.  In addition, the covenants under MtronPTI's credit facility effectively place certain limitations on its ability to make certain payments to its parent, including but not limited to payments of dividends and other distributions, which effectively could limit the Company's ability to pay cash dividends to stockholders.  No cash dividends have been paid to the Company's stockholders since January 30, 1989, and none are expected to be paid for the foreseeable future.

Item 6.                          Selected Financial Data.
You should read the following selected consolidated financial data together with ''Management's Discussion and Analysis of Financial Condition and Results of Operations'' and our consolidated financial statements and the related notes included elsewhere in this report.
The selected statement of operations data for the years ended December 31, 2012 and 2011, and the selected balance sheet data as of December 31, 2012 and 2011, are derived from our audited financial statements included elsewhere in this report.  The selected statement of operations data for the years ended December 31, 2010, 2009 and 2008, and the selected balance sheet data as of December 31, 2010, 2009 and 2008, are derived from our audited financial statements not included in this report.  These financial statements have been prepared in accordance with U.S. generally accepted accounting principles.  Our historical results may not be indicative of the operating results to be expected in any future period.
	Year ended December 31,
	(in thousands, except share and per share data)
	2012	2011	2010	2009	2008
Revenues	$29,706	$35,682	$46,656	$31,301	$40,179
Operating income (loss) (a)	(1,782)	674	6,759	(2,154)	(810)
Income (loss) before income taxes	(1,844)	567	6,478	(2,503)	(1,155)
Benefit (provision) for income taxes	524	(185)	2,945	(19)	(127)
Net income (loss)	$(1,320)	$382	$9,423	$(2,522)	$(1,282)

Weighted average number of shares used in basic and diluted EPS calculation	2,593,741	2,572,825	2,248,180	2,200,010	2,174,173

Per common share:
Basic and diluted net income (loss) per common share	$(0.51)	$0.15	$4.19	$(1.15)	$(0.59)

	December 31,
	(in thousands)
	2012	2011	2010	2009	2008
Cash and cash equivalents	$8,625	$13,709	$4,147	$3,816	$5,325

Working capital	16,624	18,118	12,829	5,466	9,970

Total assets (b)	29,593	32,421	23,725	18,568	22,652

Total long-term debt (including current portion)	58	400	669	3,289	4,057

Stockholders' equity (b) (c)	$24,614	$25,593	$18,696	$9,010	$11,332

Notes:
(a)	Operating income (loss) is revenues less operating expenses, which excludes investment income, interest expense, gain on sale of land and equipment, other income and taxes. Included are asset impairment charges.
(b)    2009 and 2008, include retrospective adjustments due to change in accounting principle from LIFO to FIFO.
(c)	No cash dividends have been declared during the periods presented.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis together with our audited consolidated financial statements and the accompanying notes.  This discussion contains forward-looking statements, within the meaning of Section 27A of Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected financial position, business and financing plans.  These statements involve risks and uncertainties.  Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly under the headings "Forward-Looking Statements" and "Risk Factors."
Results of Operations
2012 Compared to 2011
Consolidated Revenues and Gross Margin
In the year ended December 31, 2012, consolidated revenues decreased by $5,976,000, or 16.7%, to $29,706,000, from $35,682,000 in 2011.  The decrease is primarily due to reduced demand from existing customers for existing products in our Internet Communications Technology ("ICT") and Military, Aerospace and Instrumentation ("MAI") market segments, as well as the effects of weakness in the global macroeconomic environment.  The noticeable decline began with the natural disaster that affected Japan, and then began to compound in the second half of 2011 with the combined effects of the U.S. budget sequestration and related government spending uncertainty, as well as the continuing instability of the economies within the Eurozone. These systemic effects, which were not foreseeable, may have led to delays in infrastructure spending and relative weakness in macroeconomic growth, and may have disrupted our customers' infrastructure investment cycles. It remains unclear whether there has been a permanent impairment to spending levels within the markets we serve. The Company is focusing research and development efforts on the development of products that will serve additional segments of the timing and frequency control markets, such as wireless infrastructure, energy exploration, homeland security, avionics and military personnel protection, and continuing its efforts to gain market share with new and existing customers in all of its geographic regions.
In the year ended December 31, 2012, consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues decreased to 26.1% from 30.2% for 2011.  The decrease primarily is due to the 16.7% decrease in revenues from the comparable period in 2011, which eroded gross margin by spreading fixed infrastructure costs over a smaller revenue base. The Company believes that its efforts to gain market share and to improve its manufacturing and supply chain efficiency will benefit operating margins in future periods.
At December 31, 2012, MtronPTI's order backlog was $8,703,000, which was an increase of 0.8% compared to a backlog of $8,634,000 at December 31, 2011. The increase in the order backlog was primarily due to a modest increase in order activity from our existing customers in the MAI market segment. The backlog of unfilled orders includes amounts based on signed contracts as well as other agreements we have determined are legally binding and likely to proceed.  Although backlog represents only firm orders that are considered likely to be fulfilled within the 12 months following receipt of the order, cancellations or scope adjustments may and do occur.

The order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any.  The Company expects to fill substantially its entire current order backlog within the next twelve months, but cannot provide assurance as to the portion of the order backlog to be fulfilled in a given period.
Operating (Loss) Income
Operating loss of ($1,782,000) for the year ended December 31, 2012 was a decrease of $2,456,000 from operating income for the year ended December 31, 2011 of $674,000.  The decrease was attributable to the 16.7% reduction in revenues for 2012 as compared to 2011, and a 4.1 percentage point decrease in consolidated gross margin as a percentage of revenues, offset by a decrease in engineering, selling and administrative expenses of $568,000, primarily due to the consolidation of certain administrative functions into the Company's headquarters in Orlando, Florida, and a decrease in sales commissions paid as a result of the lower level of revenues.
Interest Expense, Net
Interest expense, net, was $89,000 for the year ended December 31, 2012, which was a decrease of $20,000 from $109,000 for the year ended December 31, 2011. The decrease was primarily due to offsetting interest income relating to the Company's note receivable obtained in the sale of property by Lynch Systems, Inc. in 2011.
Income Taxes
The Company must make certain estimates and judgments in determining income tax expense for financial statement purposes.  These estimates and judgments occur in the calculation of tax credits, tax benefits and deductions and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.  Significant changes to these estimates may result in an increase or decrease to the tax provision in a subsequent period.
Income tax benefit (provision) for the years ended December 31, 2012 and 2011, was $524,000 and ($185,000), respectively. The valuation allowance was $307,000 at December 31, 2012, which reflects a net increase of $44,000 over December 31, 2011. The Company's overall effective tax rate was 28.4% and 32.6% for the years ended December 31, 2012 and 2011, respectively. The change was primarily the result of a shift in the distribution of earnings (losses) between U.S. and foreign operations, a reduction in tax credits in 2012 from the expiration of tax credits for research activities for 2012, and a change in estimated tax credits related to research activities in 2009 and 2010.
As of December 31, 2012, the Company has not provided for U.S. federal and state income taxes on approximately $589,000 of undistributed earnings of Piezo Technology India Private Ltd. in India since such earnings are considered permanently reinvested outside the U.S.  If in the future, the Company decides to repatriate earnings from Piezo Technology India Private Ltd., the Company would incur incremental U.S. federal and state income taxes.  However, the Company's intent is to keep these funds permanently reinvested outside of the U.S. and current plans do not demonstrate a need to repatriate them to fund U.S. operations.
Net (Loss) Income
Net loss for the year ended December 31, 2012, was ($1,320,000) compared with net income for the year ended December 31, 2011, of $382,000. This decrease in net income can be attributed to the following: (i) a 4.1 percentage point decrease in gross margin; and (ii) a 16.7% decrease in revenues for 2012 as compared to 2011.  Basic and diluted net loss per share for 2012 was ($0.51) compared with net income per share of $0.15 for 2011.

Liquidity and Capital Resources
The Company's cash and cash equivalents, and investments in marketable securities at December 31, 2012, totaled $8,669,000, a decrease of $5,080,000 compared to $13,749,000 at December 31, 2011.  Specifically, cash and cash equivalents decreased by $5,084,000, from $13,709,000 at December 31, 2011 to $8,625,000 at December 31, 2012. At December 31, 2012, MtronPTI had approximately $1,249,000 outstanding and available borrowing capacity of $251,000 under its revolving line of credit with JPMorgan Chase Bank, N.A. ("Chase"), compared with $3,026,000 outstanding and available borrowing capacity of $389,000 at December 31, 2011.
Cash used by operating activities was ($469,000) in 2012, compared to cash provided by operating activities of $2,321,000 in 2011.  The decrease was due primarily to a net loss of ($1,320,000) for 2012, as compared to net income of $382,000 for 2011, and a deferred tax benefit of ($576,000), an increase in other assets of ($402,000), and an increase in accounts receivable of ($41,000) for 2012, compared to a deferred tax provision of $5,000, an increase in other assets of ($115,000), and a decrease in accounts receivable of $1,473,000 for 2011. The decrease was partially offset by an increase in trade accounts payable, accrued compensation and commissions expense, and other accrued liabilities of $270,000 for the year ended December 31, 2012, compared to a decrease of ($895,000) for the year ended December 31, 2011.
Cash used in investing activities was ($906,000) during the year ended December 31, 2012, compared to ($1,694,000) during the year ended December 31, 2011. The decrease was due primarily to a reduction in spending on software to replace the Company's enterprise resource planning systems, which project was substantially completed in 2012.
Cash used by financing activities was ($3,709,000) for the year ended December 31, 2012, compared with cash provided by financing activities of $8,935,000 for the year ended December 31, 2011. The change was due primarily to net repayments on notes payable to bank of ($1,777,000) for the year ended December 31, 2012, compared to net borrowings of $3,026,000 for the same period in 2011, and an increase in restricted cash of ($1,500,000) which was assigned to Chase as additional security for MtronPTI's obligations under its loan agreement with Chase (the "Chase Loan Agreement"), and due to the Company's completion of its public offering of 350,000 shares of common stock in February 2011, resulting in net proceeds of $6,562,000.
At December 31, 2012, the Company's consolidated working capital was $16,624,000, compared to $18,118,000 at December 31, 2011.  At December 31, 2012, the Company had current assets of $21,603,000, current liabilities of $4,979,000 and a ratio of current assets to current liabilities of 4.34 to 1.00.  At December 31, 2011, the Company had current assets of $24,946,000, current liabilities of $6,828,000 and a ratio of current assets to current liabilities of 3.65 to 1.00.  The decrease in working capital was the result of a decrease in cash and cash equivalents of $5,084,000, an increase in restricted cash of $1,500,000, and an increase in accounts payable of $697,000, a decrease of $1,777,000 in note payable to the bank, a decrease in current maturities of long-term debt of $342,000 and a decrease in other accrued expenses of $336,000 as of December 31, 2012, compared to December 31, 2011.
On June 30, 2011, MtronPTI entered into the Chase Loan Agreement with Chase. The Chase Loan Agreement currently provides for a revolving line of credit in the amount of $1,500,000, to be used solely for working capital needs (the "Chase Revolving Loan"). The Chase Revolving Loan bears interest at the greater of (x) Chase's prime rate or (y) the one-month LIBOR rate plus 2.50% per annum (the "CB Rate"), with interest due and payable on a monthly basis and the outstanding principal balance plus all accrued but unpaid interest due and payable on June 30, 2013. The Chase Loan Agreement previously provided for a term loan in the amount of $536,000 (the "Chase Term Loan"), which was repaid in full on February 7, 2013. The Chase Term Loan bore interest at 5.00% per annum, with principal and interest due and payable in monthly installments of $29,500. The Chase Loan Agreement also previously provided for a commercial line of credit in the amount of $2,000,000 (the "Chase Commercial Loan"), which expired on June 30, 2012 and was not renewed.  The Chase Commercial Loan bore interest at the CB Rate, with interest due and payable on a monthly basis and the outstanding principal balance plus all accrued but unpaid interest due and payable on June 30, 2012.  There was no amount outstanding under the Chase Commercial Loan at the time it expired on June 30, 2012, or at December 31, 2011.

All outstanding obligations of MtronPTI under the Chase Loan Agreement are collateralized by a first priority security interest in all of the assets of MtronPTI, excluding real property. Additionally, in connection with the Chase Loan Agreement, PTI entered into a separate agreement with Chase providing that PTI would not mortgage or otherwise encumber certain real property it owns in Florida while any credit facility is outstanding under the Chase Loan Agreement.
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
The amount of the cash collateral deposit with Chase is included in restricted cash in the accompanying consolidated balance sheet as of December 31, 2012.  The related Assignment of Deposit agreement restricts MtronPTI's ability to withdraw any portion of the deposit and does not allow MtronPTI to assign the deposit or any part thereof.
As of December 31, 2012, MtronPTI was in compliance with all covenants under the Chase Loan Agreement.
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
The Board has adhered to a practice of not paying cash dividends.  This policy takes into account our long-term growth objectives, including our anticipated investments for organic growth, potential technology acquisitions or other strategic ventures, and stockholders' desire for capital appreciation of their holdings.  In addition, the tangible net worth financial covenant under the Chase Loan Agreement effectively places certain limitations on MtronPTI's ability to make certain payments to its parent, including but not limited to payments of dividends and other distributions, which effectively could limit the Company's ability to pay cash dividends to stockholders. No cash dividends have been paid to the Company's stockholders since January 30, 1989, and none are expected to be paid for the foreseeable future.

Critical Accounting Policies
The Company's significant accounting policies are described in Note A to the Consolidated Financial Statements.  The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company evaluates its estimates, including those related to the carrying value of inventories, the likelihood of collecting its outstanding accounts receivable, value of stock based compensation, and the provision for income taxes.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  In the past, actual results have not been materially different from the Company's estimates.  However, results may differ from these estimates under different assumptions or conditions.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 8. Financial Statements and Supplementary Data.
See the financial statements included at the end of this report beginning on page 35.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company's principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")).  Based on their evaluation of the Company's disclosure controls and procedures, the Company's principal executive officer and principal financial officer, with the participation of the Company's management, have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2012, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.
Management's Annual Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal controls over financial reporting during our fourth quarter ended December 31, 2012, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Attestation Report of our Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal controls over financial reporting.  Our management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this annual report.
Item 9B. Other Information.
On March 26, 2013, the Company's Board of Directors appointed Donald H. Hunter to serve as a member of the Board of Directors effective immediately.  Mr. Hunter is currently Principal of Donald Hunter LLC, a consulting practice based in Wellesley, MA, and previously served as the Chief Operating Officer and Chief Financial Officer of Harbor Global Company Limited, a public company that owned international investment management and natural resources subsidiaries.

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
Name	Age	Director Since	Offices and Positions Held With the Company, Business Experience and Principal Occupation for the Last Five Years, and Directorships in Public Corporations and Investment Companies
Marc Gabelli	44	2004
Chairman of the Board, The LGL Group, Inc. (September 2004 to present); Managing Partner, Horizon Research (January 2013 to present), a firm that provides investment management and research services; Chief Executive Officer, Gabelli Securities International Ltd. (1994 to present), a global alternative asset management platform and merchant advisor; Managing Director and President, GGCP, Inc. (1999 to present), a private corporation that makes investments for its own account; Managing Member, Commonwealth Management Partners LLC (2008 to present), which is the managing member of Venator Global LLC, which is the general partner of Venator Merchant Fund, LP, an investment management vehicle; Director, IFIT Group, a Zurich based financial services administration firm; and Director and Managing Partner, GAMA Funds Holdings GmbH.  Mr. Gabelli's qualifications to serve include his extensive knowledge of the Company's business and industry due to his longstanding service on the Board, as well as his financial expertise and leadership experience as an executive of various investment firms.

James Abel	67	2011
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

Michael Chiu	44	2010
Director of Operations (March 2013 to present), Automation Engineering Incorporated, manufacturer of robotics and automation equipment; Chief Executive Officer, Gecko Health Innovations (June 2012 to February 2013); Chief Executive Officer, Respirgames, Inc. (November 2011 to March 2013), an early-stage medical device startup; Technology and business consultant (June 2010 to March 2013); President and Chief Technology Officer, Trophos Energy (September 2008 to May 2010), a venture-backed bio-energy company; Business Unit Manager, Teradyne, Inc. (May 2005 to April 2007), a semiconductor automated test equipment supplier; Various roles in marketing, product development and engineering at Teradyne Inc. (1994 to April 2007).  Dr. Chiu holds a Ph.D. in engineering and an MBA, both from the Massachusetts Institute of Technology. He brings to the Board his experience in management and operations as well as background in product development, engineering and research.

Vincent Enright	69	2011
Director and Chairman of the Audit Committee for certain funds managed by Gabelli Funds, LLC (1991 to present), a mutual fund manager; Senior Vice President and Chief Financial Officer, KeySpan Corporation (1994 to 1998), a New York Stock Exchange ("NYSE") public utility company; Director, Echo Therapeutics (2008 to present), a medical devices company; Director, Aphton Corporation (September 2004 to November 2006), a biopharmaceutical company. Mr. Enright brings to the Board his significant financial expertise, including his experiences as a public company Chief Financial Officer and as a director and Chairman of the Audit Committee of various investment funds.

Timothy Foufas	44	2007
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

Patrick J. Guarino	70	2006
Lead Independent Director, The LGL Group, Inc. (August 2012 to present); Managing Partner, August Properties LLC (2005 to present), a private investment company with real estate and securities holdings; Managing Partner, Independent Board Advisory Services, LLC (2002 to 2005), a corporate governance consulting firm; Retired Executive Vice President, Ultramar Diamond Shamrock Corporation (1996 to 2000), a NYSE, Fortune 200, international petroleum refining and marketing company; Senior Vice President and General Counsel, Ultramar Corporation (1992 to 1996), a NYSE, Fortune 200, international petroleum and marketing company; Senior Vice President and General Counsel, Ultramar PLC (1986 to 1992), a London Stock Exchange listed international, integrated oil company.  Mr. Guarino brings to the Board valuable knowledge of and fluency with legal and corporate governance matters, and the perspective of a former General Counsel of a public company.

Manjit Kalha	37	2011
Managing Partner, Horizon Research (August 2012 to present), a firm that provides investment management and research services; Chief Executive Officer, Horizon AMC (June 2008 to present), a firm that provides investment management and consulting services; Chief Executive Officer and Director, Jeet Associates Private Limited (December 2006 to present), a consulting firm based in New Delhi that provides business strategy, finance, and taxation advisory services; Co-founder and Chief Operating Officer, Radiant Polymers Private Limited (2001 to 2006), a manufacturing company of high quality specialty plastic components. Mr. Kalha shares with the Board his experience in management and manufacturing operations, and an extensive knowledge of global financial markets.

Donald H. Hunter	56	2013
Principal, Donald Hunter LLC (April 2007 to present), a consulting practice based in Wellesley, MA; Chief Operating Officer and Chief Financial Officer, Harbor Global Company Limited (October 2000 to December 2006), a public company that owned international investment management and natural resources subsidiaries; Chief Operating Officer, Pioneer Global Investments, a former Division of the Pioneer Group, Inc. (August 1998 to October 2000), a company that provided investment management services and owned several natural resources investments; Manager of International Finance, the Pioneer Group, Inc. (January 1991 to August 1998). Mr. Hunter brings to the board financial, operating, corporate development, international and mergers and acquisition experience.

Executive Officers
The following table sets forth information regarding our executive officers, including their business experience for the past five years and prior years.
Name	Age	Officers and Positions Held With the Company, Business Experience and Principal Occupation for the Last Five Years
Gregory P. Anderson	53
President and Chief Executive Officer, The LGL Group, Inc. (July 2009 to present); Vice President of Operations of MtronPTI (December 2000 to June 2009), Chief Executive Officer and Chairman of the Board of Directors of The LGL Group, Inc.'s subsidiary, M-tron Industries, Ltd. (July 2009 to present); President and Chairman of the Board of The LGL Group, Inc.'s subsidiary, Piezo Technology, Inc. (July 2009 to present); and Chairman of the Board of the LGL Group, Inc.'s subsidiary, Piezo Technology India Private Ltd. (July 2009 to present).

R. LaDuane Clifton	40
Chief Financial Officer, The LGL Group, Inc. (December 2012 to present); Chief Accounting Officer, The LGL Group, Inc. (March 2010 to December 2012); Member of Audit Committee of Community First Credit Union of Florida (September 2008 to July 2010); Corporate Controller of The LGL Group, Inc. (August 2009 to March 2010); Chief Financial Officer of a21, Inc. (August 2008 to August 2009), a publicly-held holding company with businesses in stock photography and an online retailer and manufacturer of framed art; Corporate Controller of a21, Inc. (March 2007 to August 2008); Auditor at KPMG LLP (August 2004 to March 2007), an international accounting firm.

James L. Williams	59
Corporate Controller, The LGL Group, Inc. (January 2013 to present); Director of Insurance Accounting, ABM Industries, Inc. (October 2009 to October 2011), a publicly-held facility management services provider; Chief Financial Officer, Southeastern US Insurance, Inc. (August 2006 to February 2009), a privately owned insurance company writing workers' compensation insurance.

Family Relationships
There are no family relationships among our executive officers and directors.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the SEC and NYSE MKT initial reports of ownership and reports of changes in the ownership of common stock and other equity securities of the Company.  Such persons are required to furnish the Company with copies of all Section 16(a) filings.
Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that its directors, officers and holders of more than 10% of the Company's common stock complied with all applicable filing requirements during the 2012 fiscal year, except that on March 5, 2012, each of Mr. Anderson and Mr. Clifton filed a Form 4 disclosing his receipt of a restricted stock award from the Company on February 29, 2012.
Code of Ethics
The Company adopted a code of ethics as part of its Business Conduct Policy, which applies to all of its employees, including its principal executive, financial and accounting officers.  The Company's Business Conduct Policy is available at www.lglgroup.com.
Audit Committee
The Audit Committee of the Board (the "Audit Committee") consists of Messrs. Abel, Enright, Foufas and Kalha. The Board has determined that all Audit Committee members are financially literate and independent under applicable NYSE MKT listing standards.  Mr. Enright serves as Chairman of the Audit Committee, and the Board has determined that he qualifies as the Audit Committee financial expert, as defined under the Exchange Act.
Lead Independent Director
In August 2012, the Board established the position of Lead Independent Director, a permanent, rotating position with a term of not less than one-year, which includes the following responsibilities:
‒	Serve as chairman of any special committees of independent directors which may be needed from time to time;
‒	Communicate to the Chairman of the Board the views of the independent directors and the Board committees;
‒	Assist in assuring compliance with the Company's corporate governance policies and recommend revisions to these policies;
‒	Recommend to the Chairman of the Board, if deemed necessary, the retention of consultants who report directly to the Board;
‒	Call meetings of the independent directors and chair executive sessions of the Board at which no members of management are present;
‒	Serve as a liaison between the Board and stockholders;
‒
Consult with the Chairman of the Board and other members of the Board as to recommendations on membership and chairpersons of all the Board committees and discuss such recommendations with the Nominating Committee and the Board; and

‒	Fulfill other duties as needed from time to time as requested by the Chairman of the Board.

On August 9, 2012, the Board appointed Patrick Guarino to serve as Lead Independent Director.

Item 11. Executive Compensation.
Summary Compensation Table
The following table sets forth information with respect to compensation earned by the named executive officers:
Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards(1) ($)		Option Awards(1) ($)		All Other Compensation ($)		Total ($)
Gregory P. Anderson	2012	200,000	11,667	(2)	18,003	(3)	60,979	(4)	55,146	(5)	345,795
Chief Executive Officer	2011	200,000	9,000	(2)	-		245,944	(6)	46,877	(7)	501,821

R. LaDuane Clifton	2012	150,644	8,750	(8)	13,504	(3)	36,587	(4)	16,832	(9)	226,317
Chief Financial Officer	2011	150,000	6,750	(8)	-		98,378	(6)	2,392	(10)	257,520

(1)	Reflects the aggregate grant date fair value of stock awards or option awards granted in the applicable year, computed in accordance with Financial Accounting Standard Board Standards Codification Topic 718. For a discussion of the assumptions and methodologies used to calculate these amounts, please see Note E – Stock-Based Compensation in the accompanying Notes to Consolidated Financial Statements.
(2)	On, December 21, 2012, the Company awarded Mr. Anderson a discretionary cash bonus of $11,667 as a bonus payment for 2012. On March 9, 2012 and December 30, 2011, the Company awarded Mr. Anderson discretionary cash bonuses of $1,000 and $8,000, respectively, as bonus payments for 2011.
(3)	On February 29, 2012, the Company granted Mr. Anderson and Mr. Clifton 2,133 and 1,600 restricted shares of common stock, respectively, as a bonus payment for 2011 under the 2011 Incentive Plan with a grant date fair value of $18,003 and $13,504, respectively. These shares vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date.
(4)	On August 9, 2012, the Company granted Mr. Anderson and Mr. Clifton discretionary awards of options to purchase 25,000 and 15,000 shares of common stock, respectively, under the 2011 Incentive Plan with a grant date fair value of $60,979 and $36,587, respectively. The options vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date.
(5)	Mr. Anderson was reimbursed for $32,773 of living expenses incurred in connection with performing his duties at the corporate headquarters in Orlando, FL. This amount also includes a reimbursement for the personal income tax expense arising from these expenses. Mr. Anderson also received a one-time payout of paid time-off ("PTO") in the amount of $11,530.
(6)	On March 14, 2011, the Company granted Mr. Anderson and Mr. Clifton each a discretionary award of options to purchase a total of 25,000 shares and 10,000 shares, respectively, of the Company's common stock under the 2001 Equity Incentive Plan with a grant date fair value of $245,944 and $98,378, respectively. These stock options have an exercise price of $22.50 and vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date; refer to Notes A and E to the Company's Financial Statements for valuation assumptions.

(7)	Mr. Anderson was reimbursed for living expenses incurred in connection with performing his duties at the corporate headquarters in Orlando, FL. This amount also includes a reimbursement for the personal income tax expense arising from these expenses. Mr. Anderson also received a one-time payout of PTO in the amount of $15,384 and a 401(k) Company match of $4,681.
(8)	On December 21, 2012, the Company awarded Mr. Clifton a discretionary cash bonus of $8,750 as a bonus payment for 2012. On March 9, 2012 and December 30, 2011, the Company awarded Mr. Clifton discretionary cash bonuses of $750 and $6,000, respectively, as bonus payment for 2011.
(9)	Mr. Clifton received a one-time payout of PTO in the amount of $15,941.
(10)	Mr. Clifton received a one-time payout of PTO in the amount of $6,347 and a 401(k) Company match in the amount of $411.
Employment Agreements
Gregory P. Anderson
Effective July 2, 2009, the Company entered into an Employment Agreement with Mr. Anderson to serve as the Company's President and Chief Executive Officer on an "at will" basis.  On November 10, 2011, the Company entered into a new employment agreement with Mr. Anderson (the "Anderson Employment Agreement"), effective as of November 2, 2011, to continue serving as the Company's President and Chief Executive Officer.  Under the Anderson Employment Agreement, Mr. Anderson receives an annual base salary of $200,000 and is eligible to receive annual bonuses based upon the achievement of certain management objectives determined by the Compensation Committee of the Board (the "Compensation Committee"). The Anderson Employment Agreement expires on November 2, 2013.
Pursuant to the Anderson Employment Agreement, if Mr. Anderson's employment is terminated by the Company for cause (as defined under the Anderson Employment Agreement) or by Mr. Anderson other than for good reason (as defined under the Anderson Employment Agreement), Mr. Anderson will receive his base salary through the date of termination. If Mr. Anderson's employment is terminated as a result of his death or disability, Mr. Anderson or his estate (as applicable) will receive his base salary through the date of termination and any earned but unpaid portion of his annual bonus. If Mr. Anderson's employment is terminated by the Company for reasons other than those stated above or by Mr. Anderson for good reason, or upon the expiration of the term of the Anderson Employment Agreement, Mr. Anderson will receive his base salary through the date of termination and $100,000 in severance payments ($50,000 payable in three equal monthly installments during the first three months after termination and the remaining $50,000 payable six months after termination), all of his unvested restricted shares of the Company's common stock will vest (50% to vest six months after termination and the remaining 50% to vest one year after termination), and a portion of his unvested stock options deemed by the Compensation Committee to have been earned prior to termination will vest (such determination to be made as soon as reasonably practicable after the third anniversary of the grant date of any such options).

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth information regarding equity awards held by named executive officers as of December 31, 2012:
	Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date	Number of shares of stock that have not vested (#)		Market value of shares of stock that have not vested ($)
Gregory P. Anderson	7,500	(1)	17,500	(1)	22.50	3/14/16
	-		25,000	(2)	10.00	8/09/17
							1,440	(3)	7,560	(3)
							2,133	(4)	11,198	(4)

R. LaDuane Clifton	3,000	(1)	7,000	(1)	22.50	3/14/16
	-		15,000	(2)	10.00	8/09/17
							832	(3)	4,368	(3)
							1,600	(4)	8,400	(4)

(1)	On March 14, 2011, the Company granted Mr. Anderson and Mr. Clifton, options to purchase 25,000 shares and 10,000 shares, respectively, of common stock under the 2001 Equity Incentive Plan with a grant date fair value of $245,944 and $98,378, respectively. The options vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date.
(2)	On August 9, 2012, the Company granted Mr. Anderson and Mr. Clifton, options to purchase 25,000 shares and 15,000 shares, respectively, of common stock under the 2011 Incentive Plan with a grant date fair value of $60,979 and $36,587, respectively. The options vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date.
(3)	On December 15, 2010, the Company granted Mr. Anderson and Mr. Clifton, 3,598 restricted shares and 2,080 restricted shares, respectively, of common stock as a bonus payment for 2010 under the 2001 Equity Incentive Plan with a grant date fair value of $18.90 per share. These shares vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date.
(4)	On February 29, 2012, the Company granted Mr. Anderson and Mr. Clifton, 2,133 restricted shares and 1,600 restricted shares, respectively, of common stock as a bonus payment for 2011 under the 2011 Incentive Plan with a grant date fair value of $8.44 per share. These shares vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date.

Director Compensation
The following table sets forth information with respect to compensation earned by or awarded to each Director of the Company who is not a named executive officer and who served on the Board during the fiscal year ended December 31, 2012:
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Marc Gabelli	102,709	10,004	112,713
James Abel	25,000	10,004	35,004
Michael Chiu	25,500	10,004	35,504
Vincent Enright	25,750	10,004	35,754
Timothy Foufas	25,000	10,004	35,004
Patrick J. Guarino	39,791	10,004	49,795
Manjit Kalha	23,500	10,004	33,504
Paul Kaminski(2)	15,000	—	15,000

(1)
On December 17, 2012, the Company's then-current directors received grants of 1,950 shares of restricted common stock as 50% of their base compensation for fiscal 2013 ($10,000).  The number of shares granted to each director was determined by dividing the dollar amount of base compensation paid in the form of the share grant by the closing price of the Company's common stock on the grant date.  Such shares were granted under the 2011 Incentive Plan, vested immediately on the grant date, and are transferable only if a director maintains a minimum ownership level of 1,000 shares of the Company's common stock.

(2)	Mr. Kaminski did not stand for re-election to the Board at the 2012 Annual Meeting held on July 13, 2012.
A director who is an employee of the Company is not compensated for services as a member of the Board or any committee thereof.  None of the Company's directors is an employee of the Company.  In 2012, directors who were not employees received (i) a retainer of $5,000 ($2,500 in cash and $2,500 in restricted stock whose value was based on trading price at date of grant) per quarter; (ii) a fee of $1,000 for each meeting of the Board attended in person or telephonically that had a duration of at least one hour; and (iii) a fee of $750 for each Audit Committee, Compensation Committee, and Nominating Committee meeting attended in person or telephonically that had a duration of at least one hour.  In addition, the Audit Committee Chairman received a $3,000 annual cash retainer, the Nominating Committee Chairman received a $1,000 annual cash retainer and the Compensation Committee Chairman received a $2,000 annual retainer. Effective August 9, 2012, the Chairman of the Board's annual fee was reduced from $100,000 to $65,000 (paid in quarterly installments), and the Lead Independent Director received an annual retainer of $35,000, pro-rated for 2012 based upon actual time served in such capacity (paid in quarterly installments).
On December 30, 2011, the Company's then-current directors received grants of 1,365 shares of restricted common stock  as 50% of their base compensation for fiscal 2012 ($10,000).  The number of shares granted to each director was determined by dividing the dollar amount of base compensation paid in the form of the share grant by the closing price of the Company's common stock on the grant date.  Such shares were granted under the 2011 Incentive Plan, vested immediately on the grant date, and are transferable only if a director maintains a minimum ownership level of 1,000 shares of the Company's common stock.
The standard compensation arrangements for our directors have not changed from 2012 to 2013.
On December 17, 2012, the Company's then-current directors received grants of 1,950 shares of restricted common stock  as 50% of their base compensation for fiscal 2013 ($10,000).  The number of shares granted to each director was determined by dividing the dollar amount of base compensation paid in the form of the share grant by the closing price of the Company's common stock on the grant date.  Such shares were granted under the 2011 Incentive Plan, vested immediately on the grant date, and are transferable only if a director maintains a minimum ownership level of 1,000 shares of the Company's common stock.

Item 12. Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information regarding the number of shares of our common stock beneficially owned on March 26, 2013, by:
‒	Each person who is known by us to beneficially own 5% or more of our common stock;
‒	Each of our directors and named executive officers; and
‒	All of our directors and executive officers, as a group.
Except as otherwise set forth below, the address of each of the persons listed below is:  The LGL Group, Inc., 2525 Shader Road, Orlando, FL 32804.  Unless otherwise indicated, the common stock beneficially owned by a holder includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person, and also includes shares subject to options to purchase our common stock exercisable within 60 days after March 26, 2013.  Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to their shares.
	Common Stock Beneficially Owned(1)
Name and Address of Beneficial Owner	Shares		%
5% or Greater Stockholders:
Mario J. Gabelli	432,317	(2)	16.6
John V. Winfield	132,335	(3)	5.1

Directors and Named Executive Officers:
Marc Gabelli	382,221	(4)	14.7
James Abel	3,315		*
Michael Chiu	5,094		*
Vincent Enright	4,315		*
Timothy Foufas	14,035		*
Patrick J. Guarino	16,035		*
Manjit Kalha	3,315		*
Donald H. Hunter	—		*
Gregory P. Anderson	28,641	(5)	1.1
R. LaDuane Clifton	13,435	(6)	*
All executive officers and directors as a group (11 persons)	470,406	(7)	18.1

* Less than 1% of outstanding shares.
(1)	The applicable percentage of ownership for each beneficial owner is based on 2,605,719 shares of common stock outstanding as of March 26, 2013. Shares of common stock issuable upon exercise of options, warrants or other rights beneficially owned that are exercisable within 60 days are deemed outstanding for the purpose of computing the percentage ownership of the person holding such securities and rights and all executive officers and directors as a group.
(2)	Includes (i) 238,261 shares of common stock owned directly by Mario J. Gabelli; (ii) 96,756 shares owned by MJG-IV Limited Partnership, of which Mr. Gabelli is the general partner and has an approximate 5% interest; and (iii) 97,300 shares owned by GGCP, Inc., of which Mr. Gabelli is the chief executive officer, a director and controlling shareholder. Mr. Gabelli disclaims beneficial ownership of the shares owned by MJG-IV Limited Partnership and GGCP, Inc., except to the extent of his pecuniary interest therein. Mr. Gabelli's business address is 401 Theodore Fremd Avenue, Rye, New York 10580-1430. This disclosure is based solely on information in a Statement of Changes in Beneficial Ownership on Form 4 filed by Mr. Gabelli with the SEC on December 19, 2012.

(3)	Includes (i) 124,135 shares of common stock owned directly by Mr. Winfield and (ii) 8,200 shares of common stock owned by The InterGroup Corporation, of which Mr. Winfield is President, Chief Executive Officer and Chairman of the Board. Mr. Winfield's business address is 10940 Wilshire Blvd., Suite 2150, Los Angeles, CA 90024. Based solely on information contained in a Schedule 13D filed with the SEC on April 30, 2010 by Mr. Winfield and The InterGroup Corporation.
(4)	Includes (i) 16,319 shares of common stock owned directly by Marc Gabelli; (ii) 15,000 shares issuable upon the exercise of options held by Mr. Gabelli; and (iii) 350,902 shares beneficially owned by Venator Merchant Fund, L.P. ("Venator Fund") and Venator Global, LLC ("Venator Global"). Venator Global, which is the sole general partner of Venator Fund, is deemed to have beneficial ownership of the securities owned beneficially by Venator Fund. Mr. Gabelli is the President and owner of Venator Global.
(5)	Includes 13,641 shares of common stock and 15,000 shares issuable upon the exercise of options.
(6)	Includes 7,435 shares of common stock and 6,000 shares issuable upon the exercise of options.
(7)	Includes 429,195 shares of common stock and 36,000 shares issuable upon the exercise of options. Reflects beneficial ownership of one executive officer who is not a named executive officer and is therefore not specifically identified in the table.
Equity Compensation Plan Information
The following table provides information as of December 31, 2012, about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	130,000	$18.65	428,290
Equity compensation plans not approved by security holders	—	—	—
Total	130,000	$18.65	428,290

(1)    Our 2001 Equity Incentive Plan was originally approved by our stockholders on May 2, 2002, an amendment to the 2001 Equity Incentive Plan was approved by our stockholders on May 26, 2005, and the 2001 Equity Incentive Plan was terminated pursuant to a Board resolution on August 4, 2011.  No additional shares of common stock are authorized for issuance under the 2001 Equity Incentive Plan.  Options to purchase 90,000 shares of common stock issued under the 2001 Equity Incentive Plan were outstanding as of December 31, 2012.  Our 2011 Incentive Plan was approved by our stockholders on August 4, 2011. 500,000 shares of common stock are authorized for issuance under the 2011 Incentive Plan.  Options to purchase 40,000 shares of common stock issued under the 2011 Incentive Plan were outstanding as of December 31, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Transactions with Related Persons, Promoters and Certain Control Persons
Since January 1, 2012, there were no transactions that are required to be described under Item 404(a) of Regulation S-K promulgated by the SEC.  All transactions between us and any of our officers, directors, director nominees, principal stockholders or their immediate family members are to be approved by the Audit Committee, and are to be on terms no less favorable to us than we could obtain from unaffiliated third parties.  Such policy and procedures are set forth in a resolution of the Board.
Director Independence
As required under NYSE MKT rules, a majority of the members of a listed company's board of directors must qualify as "independent," as affirmatively determined by such board of directors.  The Board has determined that all of the Company's directors, other than Mr. Gabelli, are independent within the meaning of NYSE MKT rules. In determining that Mr. Kalha is independent, the Board considered that Mr. Kalha and Mr. Gabelli are partners in a joint venture, which relationship the Board determined would not interfere with Mr. Kalha's independence, as defined by NYSE MKT rules.
        Item 14.                          Principal Accountant Fees and Services.
Fees Billed During Fiscal 2012 and 2011
Audit Fees
Aggregate audit fees for the years ended December 31, 2012 and 2011, were $191,000 and $186,165, respectively, and include fees billed by McGladrey LLP as the Company's independent registered public accounting firm for the years ended December 31, 2012 and 2011. Audit fees include services relating to auditing the Company's annual financial statements, reviewing the Company's financial statements included in the Company's quarterly reports on Form 10-Q, comfort letter procedures related to certain financing arrangements, and the review of registration statements.
Audit-Related Fees
McGladrey LLP did not render any audit-related services during 2012 or 2011.
Tax Fees
McGladrey LLP did not render any tax services during 2012 or 2011.
All Other Fees
McGladrey LLP did not render any other services during 2012 or 2011.
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
If any services other than audit services are rendered by our independent registered public accounting firm, the Audit Committee determines whether such services are compatible with maintaining our independent registered public accounting firm's independence.
All services performed by our independent registered public accounting firm were pre-approved by the Audit Committee.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)    List of documents filed as part of this report:
1.    Financial Statements:
‒	Report of Independent Registered Public Accounting Firm
‒	Consolidated Balance Sheets: December 31, 2012 and 2011
‒	Consolidated Statements of Operations: Years ended December 31, 2012 and 2011
‒	Consolidated Statements of Comprehensive Income (Loss): Years ended December 31, 2012 and 2011
‒	Consolidated Statements of Stockholders' Equity: Years ended December 31, 2012 and 2011
‒	Consolidated Statements of Cash Flows: Years ended December 31, 2012 and 2011
‒	Notes to Consolidated Financial Statements
2.    Financial Statement Schedules:
None
3.    Exhibit Index
The following is a list of exhibits filed as part of this Form 10-K:
Exhibit No.	Description
3.1	Certificate of Incorporation of The LGL Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on August 31, 2007).
3.2	The LGL Group, Inc. By-Laws (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on August 31, 2007).
10.1	The LGL Group, Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K filed with the SEC on April 1, 1996).
10.2
The LGL Group, Inc. 2001 Equity Incentive Plan adopted December 10, 2001 (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 filed with the SEC on December 29, 2005).

10.3
Form of Restricted Stock Agreement (2001 Equity Incentive Plan) by and between The LGL Group, Inc. and each of its directors (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed with the SEC on March 24, 2011).

10.4
Form of Restricted Stock Agreement (2001 Equity Incentive Plan) by and between The LGL Group, Inc. and each of its executive officers (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K filed with the SEC on March 24, 2011).

10.5	The LGL Group, Inc. 2011 Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed with the SEC on December 30, 2011).
10.6	Form of Stock Option Agreement (2011 Incentive Plan) (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 filed with the SEC on December 30, 2011).
10.7	Form of Restricted Stock Agreement (2011 Incentive Plan) (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed with the SEC on December 30, 2011).
10.8
Form of Indemnification Agreement by and between The LGL Group, Inc. and its executive officers and directors (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed with the SEC on March 24, 2011).

10.9
Employment Agreement, dated as of November 10, 2011, by and between The LGL Group, Inc. and Gregory P. Anderson (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on November 14, 2011).

10.10
Master Loan Agreement, dated as of June 30, 2011, by and among M-tron Industries, Inc., Piezo Technology, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 7, 2011).

10.11
First Amendment to Master Loan Agreement, dated as of June 28, 2012, by and between M-tron Industries, Inc., Piezo Technology, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 2, 2012).

10.12
Second Amendment to Master Loan Agreement, dated as of September 28, 2012, by and between M-tron Industries, Inc., Piezo Technology, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 4, 2012).

10.13
Form of Revolving Loan Note, by M-tron Industries, Inc. and Piezo Technology, Inc. for the benefit of JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on October 4, 2012).

10.14
Promissory Note (Term Loan), dated as of June 30, 2011, by and among M-tron Industries, Inc., Piezo Technology, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on July 7, 2011).

10.15
Assignment of Deposit Agreement, dated May 15, 2012, by and among M-tron Industries, Inc.,  Piezo Technology, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on July 7, 2011).

21.1	Subsidiaries of The LGL Group, Inc.*
23.1	Consent of Independent Registered Public Accounting Firm – McGladrey LLP.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.
The exhibits listed above have been filed separately with the SEC in conjunction with this Annual Report on Form 10-K or have been incorporated by reference into this Annual Report on Form 10-K.  Upon request, the Company will furnish to each of its stockholders a copy of any such exhibit.  Requests should be addressed to the Corporate Secretary, The LGL Group, Inc., 2525 Shader Road, Orlando, Florida, 32804.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE LGL GROUP, INC.

April 1, 2013	By:	/s/ Gregory P. Anderson
Gregory P. Anderson
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	CAPACITY	DATE

/s/ Gregory P. Anderson	President and Chief Executive Officer	April 1, 2013
GREGORY P. ANDERSON	(Principal Executive Officer)
/s/ R. LaDuane Clifton	Chief Financial Officer	April 1, 2013
R. LADUANE CLIFTON	(Principal Financial Officer)
/s/ James L. Williams	Corporate Controller	April 1, 2013
JAMES L. WILLIAMS	(Principal Accounting Officer)
/s/ Marc J. Gabelli	Chairman of the Board of Directors	April 1, 2013
MARC J. GABELLI	(Non-Executive)
/s/ Patrick J. Guarino	Director	April 1, 2013
PATRICK J. GUARINO	(Lead Independent Director)
/s/ James Abel	Director	April 1, 2013
JAMES ABEL
/s/ Michael Chiu	Director	April 1, 2013
MICHAEL CHIU
/s/ Vincent Enright	Director	April 1, 2013
VINCENT ENRIGHT
/s/ Timothy Foufas	Director	April 1, 2013
TIMOTHY FOUFAS
/s/ Donald H. Hunter	Director	April 1, 2013
DONALD H. HUNTER
/s/ Manjit Kalha	Director	April 1, 2013
MANJIT KALHA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
The LGL Group, Inc.

We have audited the accompanying consolidated balance sheets of The LGL Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The LGL Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Orlando, Florida
April 1, 2013

THE LGL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

 (Dollars in Thousands)
	December 31,
ASSETS	2012	2011
Current Assets:
Cash and cash equivalents (Note A)	$8,625	$13,709
Restricted Cash (Note C)	1,500	—
Accounts receivable, less allowances of $79 and $131, respectively (Note A)	4,350	4,309
Inventories, net (Notes A and B)	5,349	5,676
Deferred income taxes (Notes A and F)	1,114	960
Prepaid expenses and other current assets	665	292
Total Current Assets	21,603	24,946
Property, Plant and Equipment (Note A)
Land	640	640
Buildings and improvements	3,785	3,620
Machinery and equipment	15,655	15,001
Gross property, plant and equipment	20,080	19,261
Less: accumulated depreciation	(15,373)	(14,731)
Net property, plant, and equipment	4,707	4,530
Deferred income taxes, net (Notes A and F)	2,808	2,385
Other assets, net	475	560
Total Assets	$29,593	$32,421

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Note payable to bank (Note C)	$1,249	$3,026
Accounts payable	2,452	1,755
Accrued compensation and commissions expense	1,011	1,102
Other accrued expenses	209	545
Current maturities of long-term debt (Note C)	58	400
Total Current Liabilities	4,979	6,828
Long-term debt, net of current portion (Note C)	—	—
Total Liabilities	4,979	6,828
Commitments and Contingencies (Notes C and K)
Stockholders' Equity
Common stock, $0.01 par value - 10,000,000 shares authorized; 2,648,059 shares issued and 2,597,605 shares outstanding at December 31, 2012, and 2,628,188 shares issued and 2,592,734 shares outstanding at December 31, 2011	26	26
Additional paid-in capital	28,084	27,656
Accumulated deficit	(3,119)	(1,799)
Treasury stock	(405)	(315)
Accumulated other comprehensive income (Note G)	28	25
Total Stockholders' Equity	24,614	25,593
Total Liabilities and Stockholders' Equity	$29,593	$32,421

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

 (Dollars in Thousands, Except Per Share Amounts)
	Years Ended December 31,
	2012	2011
REVENUES	$29,706	$35,682
Costs and expenses:
Manufacturing cost of sales	21,966	24,918
Engineering, selling and administrative	9,522	10,090
OPERATING (LOSS) INCOME	(1,782)	674
Other income (expense):
Interest expense, net	(89)	(109)
Other income, net	27	2
Total Other Expense	(62)	(107)
(LOSS) INCOME BEFORE INCOME TAXES	(1,844)	567
Income tax benefit (provision) (Note F)	524	(185)

NET(LOSS) INCOME	$(1,320)	$382

Weighted average number of shares used in basic and diluted EPS calculation	2,593,741	2,572,825
BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE (Note A)	$(0.51)	$0.15

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC.
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands)

	Years Ended December 31,
	2012	2011
NET (LOSS) INCOME	$(1,320)	$382
Other comprehensive income:
Unrealized gain on available-for-sale securities	3	5
Deferred gain on swap liability on hedge contracts	—	58
TOTAL OTHER COMPREHENSIVE INCOME	3	63
COMPREHENSIVE (LOSS) INCOME	$(1,317)	$445

See accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 (Dollars in Thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2010	2,267,260	$22	$20,893	$(2,181)	$—	$(38)	$18,696
Net income	—	—	—	382	—	—	382
Other comprehensive income	—	—	—	—	—	63	63
Stock-based compensation	10,928	—	363	—	—	—	363
Issuance of new shares for capital offering, net of related expenses	350,000	4	6,400	—	—	—	6,404
Purchase of common stock for treasury	(35,454)	—	—	—	(315)	—	(315)
Balance at December 31, 2011	2,592,734	26	27,656	(1,799)	(315)	25	25,593
Net income	—	—	—	(1,320)	—	—	(1,320)
Other comprehensive income	—	—	—	—	—	3	3
Stock-based compensation	19,871	—	428	—	—	—	428
Purchase of common stock for treasury	(15,000)	—	—	—	(90)	—	(90)
Balance at December 31, 2012	2,597,605	$26	$28,084	$(3,119)	$(405)	$28	$24,614

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in Thousands)
	Years Ended December 31,
	2012	2011
OPERATING ACTIVITIES
Net (loss) income	$(1,320)	$382
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	729	699
Amortization of finite-lived intangible assets	76	144
Write-down of note receivable	40	—
Gain on disposal of Lynch property	—	(6)
Stock-based compensation	428	363
Deferred income tax (benefit) provision	(576)	5
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(41)	1,473
Decrease in inventories, net	327	271
Increase in other assets	(402)	(115)
Increase (decrease) in trade accounts payable, accrued compensation and commissions expense and other accrued liabilities	270	(895)
Net cash provided by (used in) operating activities	(469)	2,321

INVESTING ACTIVITIES
Capital expenditures	(906)	(1,694)
Net cash used in investing activities	(906)	(1,694)

FINANCING ACTIVITIES
Net borrowings (repayments) on note payable to bank	(1,777)	3,026
Increase in restricted cash	(1,500)	—
Proceeds from issuance of common stock	—	6,562
Payment of expenses related to the public offering	—	(69)
Purchase of treasury stock	(90)	(315)
Proceeds from long-term debt	—	548
Principal payments of long-term debt	(342)	(817)
Net cash provided by (used in) financing activities	(3,709)	8,935

(Decrease) increase in cash and cash equivalents	(5,084)	9,562
Cash and cash equivalents at beginning of year	13,709	4,147
Cash and cash equivalents at end of year	$8,625	$13,709

Supplemental Disclosure:
Cash paid for interest	$95	$91
Cash paid for income taxes	$157	$433
Non-cash Investing Activity:
Note receivable obtained in sale of property by Lynch Systems, net of costs	$—	$299

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A.            Accounting and Reporting Policies
Organization
The LGL Group, Inc., incorporated in 1928 under the laws of the State of Indiana and reincorporated under the laws of the State of Delaware in 2007, is a holding company with subsidiaries engaged in manufacturing custom-designed, highly engineered electronic components.  Information on the operations for its single segment and by geographic area of The LGL Group, Inc. and Subsidiaries (the "Company") is included in Note L — "Segment Information."
As of December 31, 2012, the subsidiaries of the Company are as follows:
Owned By The LGL Group, Inc.
M-tron Industries, Inc.	100.0%
M-tron Industries, Ltd.	99.9%
Piezo Technology, Inc.	100.0%
Piezo Technology India Private Ltd.	99.0%
Lynch Systems, Inc.	100.0%

The Company operates through its principal subsidiary, M-tron Industries, Inc., which includes the operations of M-tron Industries, Ltd. ("Mtron") and Piezo Technology, Inc. ("PTI"). The combined operations of Mtron and PTI are referred to herein as "MtronPTI."  MtronPTI has operations in Orlando, Florida, Yankton, South Dakota, Yantai, China, and Noida, India.  In addition, MtronPTI has sales offices in Hong Kong and Shanghai, China.  During 2007, the Company sold the operating assets of Lynch Systems, Inc. ("Lynch Systems"), a subsidiary of the Company, to an unrelated third party.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and entities for which it has control.  Material intercompany transactions and accounts have been eliminated in consolidation.
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
Accounts Receivable
Accounts receivable on a consolidated basis consist principally of amounts due from both domestic and foreign customers.  Credit is extended based on an evaluation of the customer's financial condition and collateral is not required.  In relation to export sales, the Company requires letters of credit supporting a significant portion of the sales price prior to production to limit exposure to credit risk. Certain credit sales are made to industries that are subject to cyclical economic changes.  The Company maintains an allowance for doubtful accounts at a level that management believes is sufficient to cover potential credit losses.
The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  Estimates are based on historical collection experience, current trends, credit policy and relationship between accounts receivable and revenues.  In determining these estimates, the Company examines historical write-offs of its receivables and reviews each customer's account to identify any specific customer collection issues.  If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances might be required.  The Company's failure to estimate accurately the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on its business, financial condition and results of operations.
Inventories
Inventories are stated at the lower of cost or market value using the FIFO (first-in, first-out) method.
The Company maintains a reserve for inventory based on estimated losses that result from inventory that becomes obsolete or for which the Company has excess inventory levels as of period end. In determining these estimates, the Company performs an analysis on current demand and usage for each inventory item over historical time periods.  Based on that analysis, the Company reserves a percentage of the inventory amount within each time period based on historical demand and usage patterns of specific items in inventory.
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
Depreciation expense from operations was approximately $729,000 for 2012 and $699,000 for 2011.
On July 28, 2011, the Company sold certain real property located in Bainbridge, Georgia for $322,610, paid in the form of a promissory note, dated August 1, 2011, in the principal amount of $322,610, bearing interest at a rate of 7% per annum, with all interest and principal due and payable on August 1, 2013.  The real property was formerly used in connection with the operations of Lynch Systems, a subsidiary of the Company whose operating assets were sold in 2007.  The promissory note is secured by the real property sold, and if any portion of such real property is re-sold prior to the note's maturity (any such re-sale subject to the Company's written consent), the Company will recoup 85% of the net proceeds from such re-sale transaction, up to the principal amount of the note and all accrued interest thereon. The note receivable is carried at its estimated net realizable value.
Warranties
The Company offers a standard one-year warranty. The Company tests its products prior to shipment in order to ensure that they meet each customer's requirements based upon specifications received from each customer at the time its order is received and accepted. The Company's customers may request to return products for various reasons, including but not limited to the customers' belief that the products are not performing to specification. The Company's return policy states that it will accept product returns only with prior authorization and if the product does not meet customer specifications, in which case the product would be replaced or repaired. To accommodate the Company's customers, each request for return is reviewed, and if and when it is approved, a return materials authorization ("RMA") is issued to the customer. Each month the Company records a specific warranty reserve for approved RMAs covering products that have not yet been returned. The Company does not maintain a general warranty reserve because, historically, valid warranty returns resulting from a product not meeting specifications or being non-functional have been de minimis.

Intangible Assets
Intangible assets are included in "other assets" and are recorded at cost less accumulated amortization.  Amortization is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range up to 10 years.  The intangible assets consist of customer relationships and goodwill.  The net carrying value of the amortizable intangible assets was $96,000 and $156,000 as of December 31, 2012 and 2011, respectively.  Goodwill, which is not amortizable, was $40,000 as of December 31, 2012 and 2011.
The estimated aggregate amortization expense for intangible assets, excluding goodwill, for each of the remaining years of the estimated useful life is as follows (in thousands):
2013	58
2014	38
Total	$96

Revenue Recognition
The Company recognizes revenue from the sale of its product in accordance with the criteria in Accounting Standards Codification ("ASC") 605, Revenue Recognition, which are:
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

Shipping Costs
Amounts billed to customers related to shipping and handling are classified as revenue, and the Company's shipping and handling costs are included in manufacturing cost of sales.
Research and Development Costs
Research and development costs are charged to operations as incurred.  Such costs were $2,005,000 in 2012 compared with $1,878,000 in 2011, and are included within engineering, selling and administrative expenses.
Advertising Expense
Advertising costs are charged to operations as incurred.  Such costs were $42,000 in 2012, compared with $99,000 in 2011.
Stock-Based Compensation
The Company measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the cost over the requisite service period, typically the vesting period.
The Company estimates the fair value of stock options on the grant date using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. There is no expected dividend rate. Historical Company information was the basis for the expected volatility assumption as the Company believes that the historical volatility over the life of the option is indicative of expected volatility in the future. The risk-free interest rate is based on the U.S. Treasury zero-coupon rates with a remaining term equal to the expected term of the option. The Company also estimates forfeitures at the time of grant and revises, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on past history of actual performance, a zero forfeiture rate has been assumed. Restricted stock grants are granted at a value equal to the market price of the Company's common stock on the date of the grant.
Restricted stock awards are granted at a value equal to the market price of the Company's common stock on the date of the grant.

Earnings Per Share
The Company computes earnings per share in accordance with ASC 260, Earnings Per Share ("ASC 260"). Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period.  Diluted earnings per share adjusts basic earnings per share for the effects of stock options and other potentially dilutive financial instruments, only in the periods in which the effects are dilutive. Shares of restricted stock granted to members of the Board of Directors (the "Board") as a portion of their director fees are deemed to be participating as defined by ASC 260 and therefore are included in the computation of basic earnings per share.
For the years ended December 31, 2012 and 2011, there were options to purchase 130,000 shares and 90,000 shares, respectively, of common stock that were excluded from the diluted earnings per share computation because the impact of the assumed exercise of such stock options would have been anti-dilutive, based on the fact that their exercise price exceeded the market price of the common stock as of December 31, 2012 and 2011.
Income Taxes
The Company's deferred income tax assets represent (a) temporary differences between the financial statement carrying amount and the tax basis of existing assets and liabilities that will result in deductible amounts in future years, and (b) the tax effects of net operating loss carry-forwards. Based on estimates, the carrying value of the Company's net deferred tax assets assumes that it is more likely than not that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions to utilize these assets in lieu of cash payments for taxes due. The Company's judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. If, in the future, the Company experiences losses for a sustained period of time, the Company may not be able to conclude that it is more likely than not that the Company will be able to generate sufficient future taxable income to realize its deferred tax assets. If this occurs, the Company may be required to increase the valuation allowance against the deferred tax assets resulting in additional income tax expense. The Company recognizes interest and/or penalties, if any, related to income tax matters in income tax expense.

Concentration Risk
In 2012, MtronPTI's largest customer, an electronics contract manufacturing company, accounted for $2,914,000, or 9.8%, of the Company's total revenues, compared to $3,680,000, or 10.3%, in 2011.
In 2012, approximately 15.4% of MtronPTI's revenue was attributable to finished products that were manufactured by an independent contract manufacturer with production locations in both Korea and China, compared to 14.7% for 2011.
A significant portion of MtronPTI's accounts receivable is concentrated with a relatively small number of customers.  As of December 31, 2012, MtronPTI's three largest customers accounted for approximately $1,880,000 of accounts receivable, or 42.4% compared to approximately $1,441,000, or 33.4% at the end of 2011.  The increase in concentration of accounts receivable results primarily from an increase in sales to a major customer with extended credit terms. The Company carefully evaluates the creditworthiness of its customers in deciding to extend credit, and utilized letters of credit to further limit credit risk for export sales.  As a result of these policies, the Company has experienced very low historical bad debt expense and believes the related risk to be minimal.
At various times throughout the year and at December 31, 2012, some deposits held at financial institutions were in excess of federally insured limits.  The Company has not experienced any losses related to these balances and believes the related risk to be minimal.
Segment Information
The Company reports segment information in accordance with ASC 280, Disclosures about Segments of an Enterprise and Related Information ("ASC 280").  ASC 280 requires companies to report financial and descriptive information for each operating segment based on management's internal organizational decision-making structure.  See Note L to the Consolidated Financial Statements - "Segment Information" - for the detailed presentation of the Company's business segment.
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
Financial Instruments
Cash and cash equivalents, trade accounts receivable, short-term borrowings, trade accounts payable, and accrued expenses are carried at cost, which approximates fair value due to the short-term maturity of these instruments.  The carrying amount of the Company's borrowings under its revolving line of credit approximates fair value, as the obligation bears interest at a floating rate.  The fair value of the Company's long-term debt approximates cost based on its short-term nature.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, investments and trade accounts receivable.
The Company maintains cash and cash equivalents and short-term investments with various financial institutions.  The Company's policy is designed to limit exposure to any one institution.  At times, such amounts may exceed federally insured limits.
Foreign Currency Translation
The assets and liabilities of international operations are re-measured at the exchange rates in effect at the balance sheet date for monetary assets and liabilities and at historical rates for non-monetary assets and liabilities, with the related re-measurement gains or losses reported within the consolidated statement of operations. The results of international operations are re-measured at the monthly average exchange rates. The Company's foreign subsidiaries and respective operations' functional currency is the U.S. dollar.  The Company has determined this based upon the majority of transactions with customers as well as inter-company transactions and parental support being based in U.S. dollars.  The Company has recognized a re-measurement loss of $88,000 in 2012, and a re-measurement loss of $26,000 in 2011, which is included within other income, net in the consolidated statements of operations.
Recently Issued Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2013-02 ("ASU 2013-02"), Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The new amendments will require an organization to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income – but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period, and to cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. The amendments are effective prospectively for reporting periods beginning after December 15, 2012.  The updated disclosures will not impact the Company's financial position or results of operations.
In January 2013, the FASB issued Accounting Standards Update 2013-01 ("ASU 2013-01"), Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The amended guidance addresses disclosure of offsetting financial assets and liabilities. It requires entities to add disclosures showing both gross and net information about instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The updated disclosures will be implemented retrospectively and will not impact the Company's financial position or results of operations.

In July 2012, the FASB issued Accounting Standards Update 2012-02 ("ASU 2012-02"), Intangibles- Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This standard is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. This standard provides for an optional qualitative assessment for the testing of indefinite-lived intangible asset impairment to determine whether it is more likely than not that such asset is impaired. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. The Company has chosen to adopt this standard as of December 31, 2012, and it did not have an impact on the consolidated financial statements as the Company does not have indefinite-lived intangible assets other than goodwill.

B.            Inventories
The Company reduces the value of its inventories to market value when the market value is believed to be less than the cost of the item.  The inventory reserve for obsolescence as of December 31, 2012 and December 31, 2011 was $2,318,000 and $1,942,000, respectively.
	December 31,
	2012	2011
	(in thousands)
Raw materials	$2,468	$2,864
Work in process	1,604	1,384
Finished goods	1,277	1,428
Total Inventories, net	$5,349	$5,676

C.            Note Payable to Banks and Long-Term Debt
	December 31, 2012	December 31, 2011
Notes Payable:	(in thousands)
MtronPTI revolving loan with J.P. Morgan Chase Bank, N.A. ("Chase") due June 30, 2013. The loan bears interest at the greater of Chase's prime rate or the one-month LIBOR rate plus 2.50% per annum (3.25% at December 31, 2012), which is due and payable monthly.	$1,249	$3,026

Long-Term Debt:
MtronPTI term loan with Chase due January 31, 2013. The note bears interest at a fixed rate of 5.00%. Principal and interest are due and payable in monthly installments of $29,500	58	400

Less: Current maturities	58	400
Long-Term Debt	$—	$—

On June 30, 2011, certain of the Company's subsidiaries, together referred to as MtronPTI, entered into a loan agreement with Chase (the "Chase Loan Agreement"). The Chase Loan Agreement currently provides for a revolving line of credit in the amount of $1,500,000, to be used solely for working capital needs (the "Chase Revolving Loan"). The Chase Loan Agreement previously provided for a commercial line of credit in the amount of $2,000,000 (the "Chase Commercial Loan"), which expired on June 30, 2012 and was not renewed, and a term loan that was paid in full February 7, 2013.  There was no amount outstanding under the Chase Commercial Loan at the time it expired on June 30, 2012, or at December 31, 2011.
At December 31, 2012, MtronPTI had $1,249,000 outstanding under the Chase Revolving Loan and available borrowing capacity of $251,000 under the Chase Revolving Loan.
All outstanding obligations of MtronPTI under the Chase Loan Agreement are collateralized by a first priority security interest in all of the assets of MtronPTI, excluding real property. Additionally, in connection with the Chase Loan Agreement, PTI entered into a separate agreement with Chase providing that PTI would not mortgage or otherwise encumber certain real property it owns in Florida while any credit facility is outstanding under the Chase Loan Agreement.
The Chase Loan Agreement also contains a variety of affirmative and negative covenants, including, but not limited to, a financial covenant that MtronPTI maintain tangible net worth not less than $8,000,000.

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

The amount of the cash collateral deposit with Chase is included in restricted cash in the accompanying condensed consolidated balance sheet as of December 31, 2012.  The related Assignment of Deposit agreement restricts MtronPTI's ability to withdraw any portion of the deposit and does not allow MtronPTI to assign the deposit or any part thereof.

As of December 31, 2012, MtronPTI was in compliance with all covenants under the Chase Loan Agreement.

D.            Related Party Transactions
At December 31, 2012, the Company had $8,625,000 of cash and cash equivalents compared with $13,709,000 at December 31, 2011.  Of this amount, $6,239,000 at December 31, 2012, compared with $10,087,000 at December 31, 2011, was invested in United States Treasury money market funds managed by a related entity (the "Fund Manager") which is related through two common directors.  One of the Company's directors, who is also a 10% stockholder, currently serves as a director and executive officer of the Fund Manager.  Another of the Company's directors serves as a director and audit committee member of the Fund Manager.  The fund transactions in 2012 and 2011 were directed solely at the discretion of Company management.
E.            Stock-Based Compensation
The Company measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the cost over the requisite service period, typically the vesting period.
On August 4, 2011, the Company's stockholders approved the 2011 Incentive Plan. 500,000 shares of common stock are authorized for issuance under the 2011 Incentive Plan. After the 2011 Incentive Plan was approved by the Company's stockholders on August 4, 2011, the 2001 Equity Incentive Plan was terminated pursuant to a Board resolution.
On August 9, 2012, the Board granted options to purchase a total of 40,000 shares of the Company's common stock to members of senior management. These stock options have an exercise price of $10.00, have a five-year life expiring on August 9, 2017, and vest as follows:  30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date.  The weighted average grant date fair value was $2.44 and the total stock compensation related expense for this grant for the year ended December 31, 2012, was approximately $12,000. The unrecognized compensation expense related to these options of approximately $86,000 as of December 31, 2012, will be recognized over a weighted average period of 2.7 years.
On March 14, 2011, the Company granted options to purchase a total of 90,000 shares of the Company's common stock to members of senior management and directors. These stock options have an exercise price of $22.50, have a five-year life expiring on March 14, 2016, and vest as follows:  30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date.  The weighted average grant date fair value was $9.82 and the total stock compensation related expense for this grant for the years ended December 31, 2012 and 2011, was approximately $265,000 and $211,000, respectively. The unrecognized compensation expense related to these options as of December 31, 2012, was $409,000 and will be recognized over a weighted average period of 1.2 years.

The following table summarizes the inputs to the option valuation model for the options granted during the years ended December 31, 2012 and 2011:
	2012	2011
Expected volatility	79%	91%
Dividend rate	0%	0%
Expected term (in years)	3.45	3.45
Risk-free rate	0.38%	1.11%
Forfeiture rate	0%	0%

The Company bases expected volatility on the weighted average historical stock volatility. There is no dividend rate. The expected term utilizes historical data to estimate the period of time that the options are expected to remain unexercised. The Company bases risk-free rates on the U.S. Treasury zero-coupon rates with a remaining term equal to the expected term of the option. The Company also estimates forfeitures at the time of grant and revises, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based upon past history of actual performance, a zero forfeiture rate has been assumed.
The following table summarizes information about stock options outstanding and exercisable at December 31, 2012 as well as activity during the year then ended:
	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	—	$—	—	$—
Granted during 2011	90,000	22.50	3.2	—
Exercised during 2011	—	—	—	—
Forfeited during 2011	—	—	—	—
Expired during 2011	—	—	—	—
Outstanding at December 31, 2011	90,000	22.50	3.2	—
Granted during 2012	40,000	10.00	4.6	—
Exercised during 2012	—	—	—	—
Forfeited during 2012	—	—	—	—
Expired during 2012	—	—	—	—
Outstanding at December 31, 2012	130,000	$18.65	3.6	$—
Exercisable at December 31, 2012	27,000	$22.50	3.2	$—

Restricted stock awards are granted at a value equal to the market price of the Company's common stock on the date of the grant. On December 15, 2010, the Company granted a total of 12,647 restricted shares of common stock to 12 employees of the Company. These shares vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date. On December 30, 2011, the Company granted a total of 10,928 restricted shares of common stock to its directors as a portion of their base director compensation for 2012. These shares vested immediately on the grant date. On February 29, 2012, the Company granted a total of 7,132 restricted shares to 14 employees of the Company. These shares vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date. On December 17, 2012, the Company granted a total of 13,650 restricted shares of common stock to its directors as a portion of their base director compensation for 2013. These shares vested immediately on the grant date. Total stock compensation related expense for these grants for the years ended December 31, 2012 and 2011, was approximately $151,000 and $152,000, respectively. The unrecognized compensation expense related to these awards was approximately $132,000 as of December 31, 2012, which the Company will recognize over a weighted average period of 1.7 years. The total fair value of shares vested during the year ended December 31, 2012, was approximately $88,000.

The following table summarizes information about restricted stock grants outstanding at December 31, 2012 as well as activity during the year then ended:
	Number of Stock Grants	Weighted Average Grant Date Fair Value per Share
Outstanding non vested at December 31, 2010	12,647	$18.90
Granted during 2011	10,928	7.33
Vested during 2011	(14,714)	10.31
Forfeited during 2011	—	—
Outstanding non vested at December 31, 2011	8,861	18.90
Granted during 2012	20,782	6.27
Vested during 2012	(17,182)	7.96
Forfeited during 2012	(918)	15.36
Outstanding non vested at December 31, 2012	11,543	$12.72

The 2011 Incentive Plan had 428,290 shares remaining available for future issuance at December 31, 2012.
F.            Income Taxes
The Company files consolidated federal income tax returns, which includes all U.S. subsidiaries.
The Company has a total federal net operating loss ("NOL") carry-forward of $6,223,000 as of December 31, 2012.  This NOL carry-forward expires through 2032 if not utilized prior to that date. The Company has a total state NOL carry-forward of $14,817,000 as of December 31, 2012.  These NOL carry-forwards expire through 2032 if not utilized prior to that date.  The Company has research and development tax credit carry-forwards of approximately $994,000 at December 31, 2012, that can be used to reduce future income tax liabilities and expire principally between 2020 and 2031.  The Company has foreign tax credit carry-forwards of approximately $359,000 at December 31, 2012, that are available to reduce future U.S. income tax liabilities subject to certain limitations.  These foreign tax credit carry-forwards expire at various times between 2018 and 2020. Additionally, the Company has federal alternative minimum tax ("AMT") credits of approximately $111,000 at December 31, 2012, that are available to offset future federal alternative minimum tax liabilities, and have no expiration.
Deferred income taxes for 2012 and 2011 were provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.  Tax effects of temporary differences and carry-forwards at December 31, 2012 and 2011, are as follows:
	December 31, 2012		December 31, 2011
	Deferred Tax		Deferred Tax
	Asset	Liability	Asset	Liability
	(in thousands)
Inventory reserve	$1,022	$—	$737	$—
Fixed assets	—	443	—	528
Other reserves and accruals	92	—	224	—
Stock-based compensation	173	—	77	—
Undistributed foreign earnings	—	725	—	919
Other	—	35	—	57
Tax credit carry-forwards	1,464	—	1,557	—
Federal tax loss carry-forwards	2,116	—	2,020	—
State tax loss carry-forwards	513	—	—	—
Foreign tax loss carry-forwards	52	—	497	—
Total deferred income taxes	5,432	$1,203	5,112	$1,504
Valuation allowance	(307)		(263)
Net deferred tax assets	$5,125		$4,849

At December 31, 2012, the net deferred tax assets of $3,922,000 presented in the Company's balance sheet comprises deferred tax assets of $5,125,000, offset by deferred tax liabilities of $1,203,000.  At December 31, 2011, the net deferred tax assets of $3,345,000 presented in the Company's balance sheet comprises deferred tax assets of $4,849,000, offset by deferred tax liabilities of $1,504,000.
The provision (benefit) for income taxes is summarized as follows:
	2012	2011
	(in thousands)
Current:
Federal	$—	$—
State and local	2	—
Foreign	50	180
Total Current	52	180

Deferred:
Federal	(527)	25
State and local	3	(20)
Foreign	(52)	—
Total Deferred	(576)	5
	$(524)	$185

A reconciliation of the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes:
	2012	2011
	(in thousands)

Tax provision at expected statutory rate	$(627)	$193
State taxes, net of federal benefit	6	(29)
Permanent differences	21	17
Credits	—	(217)
Changes in estimated research and development credits	93	—
Foreign tax expense, and other	(16)	221
Change in valuation allowance for utilization of Georgia State net operating loss	(1)	—
Provision (benefit) for income taxes	$(524)	$185

(Loss) income before income taxes from domestic operations was ($1,638,000) and ($473,000) in 2012 and 2011, respectively.  Income (loss) before income taxes from foreign operations was $(206,000) and $1,075,000 in 2012 and 2011, respectively.  At December 31, 2012, U.S. income taxes (benefit) have been provided on approximately ($315,000) of earnings (losses) of the Company's foreign subsidiaries, because these earnings (losses) are not considered to be indefinitely reinvested.  As of December 31, 2012, earnings of non-U.S. subsidiaries considered to be indefinitely reinvested totaled $589,000.  No provision for U.S. income taxes has been provided thereon.  Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. taxes, reduced by any foreign tax credits available.  It is not practicable to estimate the amount of additional tax that might be payable on this undistributed foreign income.

As of December 31, 2012, the Company has a state NOL carry-forward of $14,817,000. Approximately $7,760,000 of the state NOL carry-forward relates to the State of Georgia and has been fully reserved based on the fact that the Company has no ability to generate taxable income in the State of Georgia that would allow the net operating loss carry-forward to be utilized in a future period.  In 2012, the Company was able to utilize approximately $18,000 of the Georgia net operating losses to offset interest income earned in Georgia, realizing a state tax benefit of $1,000.  The valuation allowance was $307,000 and $263,000 at December 31, 2012 and 2011, respectively.
The Company will recognize any interest and penalties related to unrecognized tax positions in income tax expense.  At the date of adoption of ASC 740, the Company did not have a liability for unrecognized tax positions.  In addition, the Company did not record any increases or decreases to its liability for unrecognized tax positions during the years ended December 31, 2012 or 2011.  Accordingly, the Company has not accrued for any interest and penalties as of December 31, 2012 or 2011.  The Company does not anticipate any change in its liability for unrecognized tax positions over the next fiscal year.
The Company files income tax returns in the U.S. Federal, various state, Hong Kong and India jurisdictions. The statute of limitations for assessment by the Internal Revenue Service ("IRS") and state tax authorities is open for tax years ended December 31, 2009, 2010 and 2011, although carry-forward attributes that were generated prior to tax year 2009, including net operating loss carry-forwards and tax credits, may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period.  The Company is generally subject to examinations by foreign tax authorities from 2006 to the present.
G.            Other Comprehensive Income
Other comprehensive income includes the changes in fair value of investments classified as available-for-sale and the changes in fair values of derivatives designated as cash flow hedges.
For the year ended December 31, 2012, total comprehensive loss was $1,317,000, comprised of other comprehensive income, net of tax, of $3,000, less net loss of $1,320,000.  Other comprehensive income included $3,000 from the unrealized increase in the market value of marketable securities (included in other current assets).  As of December 31, 2012, accumulated other comprehensive income was approximately $28,000, and the change was comprised only of the change in the fair value of investments classified as available-for-sale, net of the related tax effect.
For the year ended December 31, 2011, total comprehensive income was $445,000, comprised of other comprehensive income, net of tax, of $63,000, plus net income of $382,000.  Other comprehensive income included $5,000 from the unrealized increase in the market value of marketable securities (included in other current assets). The Company terminated an interest rate swap agreement with First National Bank of Omaha, and reclassified a loss of $14,000 from other comprehensive income to earnings for the period ended June 30, 2011.  As of December 31, 2011, accumulated other comprehensive income was approximately $25,000, and the change was comprised only of the change in the fair value of investments classified as available-for-sale, net of the related tax effect.
H.            Stockholders' Equity
On August 29, 2011, the Board authorized the Company to repurchase up to 100,000 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized and available for repurchase under the Company's existing share repurchase program to 540,000 shares, at such times, amounts and prices as the Company shall deem appropriate. As of December 31, 2012, the Company had repurchased a total of 50,454 shares of common stock at a cost of $405,000, which shares are currently held in treasury.
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
Level 3 - Unobservable inputs for the asset or liability for which there is little, if any, market activity for the asset or liability at the measurement date. Unobservable inputs reflect the Company's own assumptions about what market participants would use to price the asset or liability. These inputs may include internally developed pricing models, discounted cash flow methodologies, as well as instruments for which the fair value determination requires significant management judgment.
Assets
To estimate the market value of its marketable securities, the Company obtains current market pricing from quoted market sources or uses pricing for identical securities. Assets measured at fair value on a recurring basis are summarized below.
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total December 31, 2012
Equity securities	$44	$—	$—	$44
U.S. Treasury securities (cash equivalents)	$6,239	$—	$—	$6,239

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total December 31, 2011
Equity securities	$40	$—	$—	$40
U.S. Treasury securities (cash equivalents)	$10,087	$—	$—	$10,087

J.            Employee Benefit Plans
The Company offers a defined contribution plan for eligible employees, in which the Company makes discretionary contributions up to 50% of the first 6% of eligible compensation contributed by participants. The Company reinstated the match in June 2011, and contributed approximately $106,000 and $59,000 for contributions during 2012 and 2011, respectively. Participants vest in employer contributions starting after their second year of service at 20% increments vesting 100% in year six.
K.            Commitments and Contingencies
In the normal course of business, the Company and its subsidiaries may become defendants in certain product liability, patent infringement, worker claims and other litigation.  The Company and its subsidiaries have no litigation pending at this time.
Rent Expense
Rent expense under operating leases was $320,000 and $282,000 for the years ended December 31, 2012 and 2011, respectively.  The Company leases certain property and equipment, including warehousing, and sales and distribution equipment, under operating leases that extend from one to two years.  Certain of these leases have renewal options.

L.            Segment Information
The Company has one reportable business segment from operations:  frequency control devices (quartz crystals and oscillators) that represent products manufactured and sold by MtronPTI.  The Company's foreign operations in Hong Kong, India and China exist under MtronPTI.
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

	Years Ended December 31,
	2012	2011
	(in thousands)
Revenues from Operations
Frequency control devices – USA	$15,087	$15,645
Frequency control devices – Foreign	14,619	20,037
Total consolidated revenues	$29,706	$35,682

Operating (Loss) Income from Operations
Frequency control devices	$(345)	$2,558
Unallocated corporate expense	(1,437)	(1,884)
Consolidated total operating (loss) income	(1,782)	674
Interest expense, net	(89)	(109)
Other income, net	27	2
Other loss	(62)	(107)

(Loss) Income Before Income Taxes	$(1,844)	$567

Capital Expenditures
Frequency control devices	505	1,211
General corporate	401	483
Total capital expenditures	$906	$1,694

Total Assets
Frequency control devices	$19,493	$16,276
General corporate	10,100	15,808
Total assets from discontinued operations and Lynch Systems' remaining assets	—	337
Consolidated total assets	$29,593	$32,421

M.            Foreign Revenues
For years ended December 31, 2012 and 2011, significant foreign revenues from operations (10% or more of foreign sales) were as follows:
	Years Ended December 31,
	2012	2011
	(in thousands)
Frequency Control Devices - Significant
Foreign Revenues:
Malaysia	$4,651	$7,035
China	3,802	5,984
Thailand	1,681	1,907
All other foreign countries	4,485	5,111
Total foreign revenues	$14,619	$20,037

The Company allocates its foreign revenue based on the customer's ship-to location.
N.            Subsequent Events
On March 26, 2013, the Company's Board of Directors appointed Donald H. Hunter to serve as a member of the Board of Directors effective immediately.  Mr. Hunter is currently Principal of Donald Hunter LLC, a consulting practice based in Wellesley, MA, and previously served as the Chief Operating Officer and Chief Financial Officer of Harbor Global Company Limited, a public company that owned international investment management and natural resources subsidiaries.
On March 26, 2013, the Company granted to its executive management 8,135 restricted shares of the Company's common stock under the 2011 Incentive Plan with a grant date fair value of $5.81 per share. The related compensation expense will be recognized over the vesting period.  The shares vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date.
Further, on March 26, 2013, the Board granted options to purchase a total of 62,401 shares of the Company's common stock to members of executive management. These stock options have an exercise price of $7.26, have a five-year life expiring on March 25, 2018, and vest as follows:  30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date. These stock options have a grant date fair value of $2.33 per option.

EXHIBIT INDEX
Exhibit No.	Description
3.1	Certificate of Incorporation of The LGL Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on August 31, 2007).
3.2	The LGL Group, Inc. By-Laws (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on August 31, 2007).
10.1	The LGL Group, Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K filed with the SEC on April 1, 1996).
10.2
The LGL Group, Inc. 2001 Equity Incentive Plan adopted December 10, 2001 (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 filed with the SEC on December 29, 2005).

10.3
Form of Restricted Stock Agreement (2001 Equity Incentive Plan) by and between The LGL Group, Inc. and each of its directors (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed with the SEC on March 24, 2011).

10.4
Form of Restricted Stock Agreement (2001 Equity Incentive Plan) by and between The LGL Group, Inc. and each of its executive officers (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K filed with the SEC on March 24, 2011).

10.5	The LGL Group, Inc. 2011 Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed with the SEC on December 30, 2011).
10.6	Form of Stock Option Agreement (2011 Incentive Plan) (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 filed with the SEC on December 30, 2011).
10.7	Form of Restricted Stock Agreement (2011 Incentive Plan) (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed with the SEC on December 30, 2011).
10.8
Form of Indemnification Agreement by and between The LGL Group, Inc. and its executive officers and directors (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed with the SEC on March 24, 2011).

10.9
Employment Agreement, dated as of November 10, 2011, by and between The LGL Group, Inc. and Gregory P. Anderson (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on November 14, 2011).

10.10
Master Loan Agreement, dated as of June 30, 2011, by and among M-tron Industries, Inc., Piezo Technology, Inc. and J.P. Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 7, 2011).

10.11
First Amendment to Master Loan Agreement, dated as of June 28, 2012, by and between M-tron Industries, Inc., Piezo Technology, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 2, 2012).

Exhibit No.	Description
10.12
Second Amendment to Master Loan Agreement, dated as of September 28, 2012, by and between M-tron Industries, Inc., Piezo Technology, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 4, 2012).

10.13
Form of Revolving Loan Note, by M-tron Industries, Inc. and Piezo Technology, Inc. for the benefit of JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on October 4, 2012).

10.14
Promissory Note (Term Loan), dated as of June 30, 2011, by and among M-tron Industries, Inc., Piezo Technology, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on July 7, 2011).

10.15
Assignment of Deposit Agreement, dated May 15, 2012, by and among M-tron Industries, Inc.,  Piezo Technology, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on July 7, 2011).

21.1	Subsidiaries of The LGL Group, Inc.*
23.1	Consent of Independent Registered Public Accounting Firm – McGladrey LLP.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.
The exhibits listed above have been filed separately with the SEC in conjunction with this Annual Report on Form 10-K or have been incorporated by reference into this Annual Report on Form 10-K.  Upon request, the Company will furnish to each of its stockholders a copy of any such exhibit.  Requests should be addressed to the Office of the Secretary, The LGL Group, Inc., 2525 Shader Road, Orlando, Florida 32804.