Form 10-Q
period 2013-03-31
LGL GROUP INC
filed 2013-05-15
CIK 61004

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at May 13, 2013
Common Stock, $0.01 par value	2,607,738

INDEX

THE LGL GROUP, INC.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets:	1
	– As of March 31, 2013
	– As of December 31, 2012
	Condensed Consolidated Statements of Operations:	2
	– Three months ended March 31, 2013 and 2012
	Condensed Consolidated Statements of Comprehensive Loss:	3
	– Three months ended March 31, 2013 and 2012
	Condensed Consolidated Statement of Stockholders' Equity:	4
	–Three months ended March 31, 2013
	Condensed Consolidated Statements of Cash Flows:	5
	– Three months ended March 31, 2013 and 2012
	Notes to Condensed Consolidated Financial Statements:	6
Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	16
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Mine Safety Disclosures	17
Item 5.	Other Information	17
Item 6.	Exhibits	17
SIGNATURES		18

PART I
FINANCIAL INFORMATION
Item 1.                  Financial Statements.
THE LGL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in Thousands)
ASSETS	March 31, 2013	December 31, 2012
Current Assets:
Cash and cash equivalents	$7,824	$8,625
Restricted cash (Note D)	1,500	1,500
Accounts receivable, less allowances of $57 and $79, respectively	4,479	4,350
Inventories, net (Note C)	5,460	5,349
Deferred income taxes	1,114	1,114
Prepaid expenses and other current assets	541	665
Total Current Assets	20,918	21,603
Property, Plant and Equipment:
Land	640	640
Buildings and improvements	3,793	3,785
Machinery and equipment	15,787	15,655
Gross property, plant and equipment	20,220	20,080
Less: accumulated depreciation	(15,590)	(15,373)
Net property, plant and equipment	4,630	4,707
Deferred income taxes, net	3,021	2,808
Other assets, net	367	475
Total Assets	$28,936	$29,593

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Note payable to bank (Note D)	$1,382	$1,249
Accounts payable	1,737	2,452
Accrued compensation and commissions expense	944	1,011
Other accrued expenses	226	209
Current maturities of long-term debt (Note D)	—	58
Total Current Liabilities	4,289	4,979
Long-term debt, net of current portion (Note D)	—	—
Total Liabilities	4,289	4,979
Commitments and Contingencies (Note J)
Stockholders' Equity
Common stock, $0.01 par value - 10,000,000 shares authorized; 2,656,173 shares issued and 2,605,730 shares outstanding at March 31, 2013, and 2,648,059 shares issued and 2,597,605 shares outstanding at December 31, 2012	26	26
Additional paid-in capital	28,194	28,084
Accumulated deficit	(3,202)	(3,119)
Treasury stock: 50,443 and 50,454 shares held in treasury at cost at March 31, 2013 and December 31, 2012, respectively	(405)	(405)
Accumulated other comprehensive income	34	28
Total Stockholders' Equity	24,647	24,614
Total Liabilities and Stockholders' Equity	$28,936	$29,593

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

 (Dollars in Thousands, Except Per Share Amounts)
	Three Months Ended March 31,
	2013	2012
REVENUES	$7,398	$7,174
Costs and Expenses:
Manufacturing cost of sales	4,996	5,577
Engineering, selling and administrative	2,680	2,398
OPERATING LOSS	(278)	(801)
Other Income (Expense):
Interest expense, net	(19)	(27)
Other income (expense), net	1	(31)
Total Other Expense	(18)	(58)
LOSS BEFORE INCOME TAXES	(296)	(859)
Income tax benefit	213	266

NET LOSS	$(83)	$(593)

Weighted average number of shares used in basic and diluted EPS calculation	2,598,144	2,595,242
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.03)	$(0.23)

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS - UNAUDITED

(Dollars in Thousands)

	Three Months Ended March 31,
	2013	2012
NET LOSS	$(83)	$(593)
Other Comprehensive Income:
Unrealized gain on available-for-sale securi	6	3
TOTAL OTHER COMPREHENSIVE INCOME	6	3
COMPREHENSIVE LOSS	$(77)	$(590)

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED

 (Dollars in Thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2012	2,597,605	$26	$28,084	$(3,119)	$(405)	$28	$24,614
Net loss	—	—	—	(83)	—	—	(83)
Other comprehensive income	—	—	—	—	—	6	6
Stock-based compensation	8,125	—	110	—	—	—	110
Balance at March 31, 2013	2,605,730	$26	$28,194	$(3,202)	$(405)	$34	$24,647

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

 (Dollars in Thousands)

	Three Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(83)	$(593)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	217	160
Amortization of finite-lived intangible assets	23	21
Write-down of note receivable	5	—
Stock-based compensation	110	89
Deferred income tax benefit	(213)	(266)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(129)	502
Increase in inventories, net	(111)	(164)
Decrease in other assets	210	—
(Decrease) increase in trade accounts payable, accrued compensation and commissions expense and other accrued liabilities	(765)	382
Net cash (used in) provided by operating activities	(736)	131

INVESTING ACTIVITIES
Capital expenditures	(140)	(294)
Net cash used in investing activities	(140)	(294)

FINANCING ACTIVITIES
Net borrowings (repayments) on note payable to bank	133	(70)
Principal payments of long-term debt	(58)	(84)
Net cash provided by (used in) financing activities	75	(154)

Decrease in cash and cash equivalents	(801)	(317)
Cash and cash equivalents at beginning of period	8,625	13,709
Cash and cash equivalents at end of period	$7,824	$13,392

Supplemental Disclosure:
Cash paid for interest	$11	$5
Cash paid for income taxes	$—	$32

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A.            Subsidiaries of the Registrant
The LGL Group, Inc. (the "Company"), incorporated in 1928 under the laws of the State of Indiana and reincorporated under the laws of the State of Delaware in 2007, is a holding company with subsidiaries engaged in manufacturing custom-designed, highly engineered electronic components.
As of March 31, 2013, the subsidiaries of the Company are as follows:
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
B.            Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

C.            Inventories
The Company reduces the value of its inventories to market value when the market value is believed to be less than the cost of the item.  The inventory reserve for obsolescence as of March 31, 2013 and December 31, 2012 was $2,412,000 and $2,318,000, respectively.
	March 31, 2013	December 31, 2012
	(in thousands)
Raw materials	$2,374	$2,468
Work in process	1,696	1,604
Finished goods	1,390	1,277
Total Inventories, net	$5,460	$5,349

D.            Note Payable to Bank and Long-Term Debt
	March 31, 2013	December 31, 2012
Note Payable:	(in thousands)
MtronPTI revolving loan with J.P. Morgan Chase Bank, N.A. ("Chase") due June 30, 2013. The loan bears interest at the greater of Chase's prime rate or the one-month LIBOR rate plus 2.50% per annum (3.25% at March 31, 2013), which is due and payable monthly.	$1,382	$1,249

Long-Term Debt:
MtronPTI term loan with Chase paid February 7, 2013.	—	58

Less: Current maturities	—	58
Long-Term Debt	$—	$—

On June 30, 2011, MtronPTI entered into a loan agreement with Chase (the "Chase Loan Agreement"). The Chase Loan Agreement currently provides for a revolving line of credit in the amount of $1,500,000, to be used solely for working capital needs (the "Chase Revolving Loan").
At March 31, 2013, MtronPTI had approximately $1,382,000 outstanding under the Chase Revolving Loan and available borrowing capacity of approximately $118,000 under the Chase Revolving Loan.
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

As additional security for MtronPTI's obligations under the Chase Loan Agreement, MtronPTI has made a cash collateral deposit of $1,500,000 with Chase and entered into an Assignment of Deposit agreement with Chase providing Chase with a security interest in the account holding the deposit. The amount of cash collateral deposit with Chase is included in restricted cash in the accompanying condensed consolidated balance sheet as of March 31, 2013.  The related Assignment of Deposit agreement restricts MtronPTI's ability to withdraw any portion of the deposit and does not allow MtronPTI to assign the deposit or any part thereof.

As of March 31, 2013, MtronPTI was in compliance with all covenants under the Chase Loan Agreement.

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
On March 26, 2013, the Board of Directors granted a total of 8,135 restricted shares of the Company's common stock to members of executive management.  The shares vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date.
Further, on March 26, 2013, the Board of Directors granted options to purchase a total of 62,401 shares of the Company's common stock to members of executive management. These stock options have an exercise price of $7.26, which reflects a 25% premium compared to the closing price on the date of grant, have a five-year life expiring on March 25, 2018, and vest as follows:  30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date. These stock options have a grant date fair value of $2.33 per option. The exercise price, combined with the vesting period, reflects the objective to align management incentives with long-term value creation.

Restricted stock awards are granted at a value equal to the market price of our common stock on the date of the grant.
Compensation expense related to share-based compensation is recognized over the applicable vesting periods. As of March 31, 2013, there was approximately $711,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements.
F.            Earnings (Loss) Per Share
The Company computes earnings (loss) per share in accordance with ASC 260, Earnings Per Share ("ASC 260").  Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share adjusts basic earnings (loss) per share for the effects of stock options, non-participating restricted common stock, and other potentially dilutive financial instruments, only in the periods in which the effects are dilutive.  Shares of restricted stock granted to members of the Board of Directors as a portion of their director fees are deemed to be participating as defined by ASC 260 and therefore are included in the computation of basic earnings (loss) per share.
For the three months ended March 31, 2013, there were options to purchase 192,401 shares of common stock that were excluded from the diluted earnings (loss) per share computation because the impact of the assumed exercise of such stock options would have been anti-dilutive, based on the fact that their exercise price exceeded the market price of the common stock as of March 31, 2013. For the three months ended March 31, 2012, there were options to purchase 90,000 shares of common stock that were excluded from the diluted earnings (loss) per share computation because the impact of the assumed exercise of such stock options would have been anti-dilutive, based on the fact that their exercise price exceeded the market price of the common stock as of March 31, 2012.
G.            Fair Value Measurements
The Company measures financial and non-financial assets and liabilities at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures.  These measurements involve various valuation techniques and assume that the transactions would occur between market participants in the most advantageous market for the Company.  The following is a summary of valuation techniques utilized by the Company for its significant financial and non-financial assets and liabilities as of March 31, 2013 and December 31, 2012:
Assets
To estimate the fair value of its equity and U.S. Treasury securities, the Company obtains current market pricing from quoted market sources or uses pricing for identical securities. Assets measured at fair value on a recurring basis are summarized below.
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total March 31, 2013
Equity securities	$49	$—	$—	$49
U.S. Treasury securities (cash equivalents)	$6,239	$—	$—	$6,239

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total December 31, 2012
Equity securities	$44	$—	$—	$44
U.S. Treasury securities (cash equivalents)	$6,239	$—	$—	$6,239

H.            Foreign Revenues
For the three months ended March 31, 2013 and 2012, significant foreign revenues from operations (10% or more of foreign sales) were as follows:
	Three Months Ended March 31,
	2013	2012
	(in thousands)
Frequency Control Devices - Significant
Foreign Revenues:
Malaysia	$1,314	$1,079
China	874	934
Hong Kong	531	—
Thailand	373	359
All other foreign countries	521	950
Total foreign revenues	$3,613	$3,322

The Company allocates its foreign revenue based on the customer's ship-to location.
I.      Income Taxes

The effective tax rate for the first quarter of 2013 was a benefit of 72.0% compared to a benefit of 31.0% for the first quarter of 2012.  The change in rate for the first quarter of 2013 from the comparable period in the prior year was primarily due to a $94,000 benefit resulting from the reinstatement of the U.S. federal research and development ("R&D") tax credit for 2012 as well as the inclusion of a benefit from R&D tax credits for research activities to be conducted during 2013.  The American Taxpayer Relief Act of 2012 was enacted into law on January 2, 2013, retroactively reinstating the R&D tax credit for two years, including 2012 and 2013.  The effective tax rate for 2013, exclusive of discrete adjustments, is estimated to be 40.1%, including the effect of R&D tax credits related to current-year operations. The effective tax rate for the quarter ended March 31, 2012, did not include any expected benefit for R&D tax credits due to the expiration of the tax law providing for such credits at the end of 2011.

J.            Commitments and Contingencies
In the normal course of business, the Company and its subsidiaries may become defendants in certain product liability, patent infringement, worker claims and other litigation.  The Company and its subsidiaries have no litigation pending at this time.
K.  Related Party Transactions
    At March 31, 2013, the Company had $7,824,000 of cash and cash equivalents compared with $8,625,000 at December 31, 2012.  Of this amount, at March 31, 2013 and December 31, 2012, approximately $6,239,000 was invested in United States Treasury money market funds managed by a related entity (the "Fund Manager") which is related through two common directors.  One of the Company's directors, who is also a 10% stockholder, currently serves as a director and executive officer of the Fund Manager.  Another of the Company's directors serves as a director and audit committee member of the Fund Manager.  The fund transactions in 2013 and 2012 were directed solely at the discretion of Company management.
L.  Subsequent Events
    On May 10, 2013, the Company's Board of Directors granted 2,008 restricted shares of common stock to Donald H. Hunter as a portion of his base director compensation for 2013.  These shares vested immediately on the grant date.  Total stock-based compensation expense for this grant was $10,000.

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
Examples of forward-looking statements include, but are not limited to, statements regarding efforts to grow revenue, expectations regarding fulfillment of backlog, future benefits to operating margins and the adequacy of cash resources.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will in fact be accurate.  Further, we do not undertake any obligation to publicly update any forward-looking statements.  As a result, you should not place undue reliance on these forward-looking statements.
Results of Operations
Three months ended March 31, 2013, compared to three months ended March 31, 2012
Consolidated Revenues and Gross Margin
Consolidated revenues increased by $224,000, or 3.1%, to $7,398,000, for the three-month period ended March 31, 2013, from $7,174,000 for the comparable period in 2012.  The increase is due to a modest increase in demand from existing customers for existing products in both our Aerospace and Defense and our Internet Communications Technology ("ICT") market segments.   However, there has not been a notable structural recovery within our industry or in the markets we serve since relative weakness took hold in 2011 due to the natural disaster that affected Japan, and continued due to ongoing U.S. spending uncertainty and the instability of the economies within the Eurozone.  These systemic effects may have led to delays in infrastructure spending and relative weakness in macroeconomic growth in our industry, and it remains unclear whether there has been a permanent impairment to spending levels within the markets we serve.

As of March 31, 2013, MtronPTI's order backlog was $8,357,000, which was a decrease of 4.0% compared to a backlog of $8,703,000 at December 31, 2012. The decline in the order backlog was due primarily to macroeconomic factors described above.
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
Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues increased to 32.5% from 22.3% for the three-month period ended March 31, 2013.  The increase in gross margin is due to a more favorable product mix, margin improvement initiatives and a 3.1% increase in revenues from the comparable period in 2012. The Company is focusing research and development efforts on the development of products that will serve additional segments of the timing and frequency control markets, as well as added sales efforts to gain market share in wireless infrastructure, aerospace, energy exploration, homeland security, military communications and personnel protection.

Operating Loss
Operating loss of ($278,000) for the three months ended March 31, 2013, was a $523,000 improvement from an operating loss of ($801,000) for the comparable period in 2012. The increase was attributable to a 3.1% increase in revenues and a 10.2 percentage point increase in consolidated gross margin as a percentage of revenues, offset by an increase in engineering, selling and administrative expenses of $282,000, driven primarily by strategic investments in both demand creation and research and development efforts.
Stock-Based Compensation
Stock-based compensation expense was $110,000 and $89,000 for the three months ended March 31, 2013 and 2012, respectively.   Compensation expense related to stock-based compensation is recognized over the applicable vesting periods. As of March 31, 2013, there was approximately $711,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements.
On March 26, 2013, the Board of Directors granted a total of 8,135 restricted shares of the Company's common stock to members of executive management.  The shares vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date.
Further, on March 26, 2013, the Board of Directors granted options to purchase a total of 62,401 shares of the Company's common stock to members of executive management. These stock options have an exercise price of $7.26, which reflects a 25% premium compared to the closing price on the date of grant, have a five-year life expiring on March 25, 2018, and vest as follows:  30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date. These stock options have a grant date fair value of $2.33 per option.  The exercise price, combined with the vesting period, reflects the objective to align management incentives with long-term value creation.
Interest Expense, Net
Interest expense, net, was $19,000 for the three months ended March 31, 2013, which was a decrease of $8,000 from $27,000 for the three months ended March 31, 2012. The decrease was due to a reduction in the average outstanding balance on MtronPTI's credit facilities for the three months ended March 31, 2013, compared with the same prior year period.
Income Taxes
The effective tax rate for the first quarter of 2013 was a benefit of 72.0% compared to a benefit of 31.0% for the first quarter of 2012.  The change in rate for the first quarter of 2013 from the comparable period in the prior year was primarily due to a $94,000 benefit resulting from the reinstatement of the U.S. federal research and development ("R&D") tax credit for 2012 as well as the inclusion of a benefit from R&D tax credits for research activities to be conducted during 2013.  The American Taxpayer Relief Act of 2012 was enacted into law on January 2, 2013, retroactively reinstating the R&D tax credit for two years, including 2012 and 2013.  The effective tax rate for 2013, exclusive of discrete adjustments, is estimated to be 40.1%, including the effect of R&D tax credits related to current-year operations. The effective tax rate for the quarter ended March 31, 2012, did not include any expected benefit for R&D tax credits due to the expiration of the tax law providing for such credits at the end of 2011.
Net Loss
Net loss for the three months ended March 31, 2013, was ($83,000) compared to a net loss of ($593,000) for the comparable period in 2012. This improvement can be attributed to the following: (i) a 10.2 percentage point increase in gross margin; and (ii) a 3.1% increase in revenues for the first three months of 2013 as compared to the same period in 2012.  Basic and diluted net loss per share for the three month period ended March 31, 2013, was ($0.03) compared to a net loss per share of ($0.23) for the first three months of 2012.
Liquidity and Capital Resources
The Company's cash and cash equivalents, and investments in marketable securities at March 31, 2013, totaled $7,873,000, a decrease of $796,000 compared to $8,669,000 at December 31, 2012.  Specifically, cash and cash equivalents decreased by $801,000, from $8,625,000 at December 31, 2012 to $7,824,000 at March 31. 2013. At March 31, 2013, MtronPTI had approximately $1,382,000 outstanding and available borrowing capacity of approximately $118,000 under its revolving line of credit with JPMorgan Chase Bank, N.A. ("Chase"), compared with $1,249,000 outstanding and available borrowing capacity of $251,000 at December 31, 2012.
Cash used in operating activities was ($736,000) for the three months ended March 31, 2013, compared to cash provided by operating activities of $131,000 for the three months ended March 31, 2012.  The increase in cash used in operations was due to a decrease in trade accounts payable, accrued compensation and commissions expense, and other accrued liabilities of ($765,000) and an increase in accounts receivable of ($129,000), offset by a net loss of ($83,000), a decrease in other assets of $210,000, an increase in inventories of ($111,000), depreciation and amortization of $240,000 and a deferred tax benefit of ($213,000), for the first three months of 2013, compared to an increase in trade accounts payable, accrued compensation and commissions expense, and other accrued liabilities of $382,000, a decrease in accounts receivable of $502,000, a net loss of ($593,000), an increase in inventories of ($164,000), depreciation and amortization of $181,000 and a deferred tax benefit of ($266,000), for the three months ended March 31, 2012.

Cash used in investing activities was ($140,000) for the three months ended March 31, 2013, compared to ($294,000) for the same period in 2012. The decrease was due primarily to a reduction in spending on software to replace the Company's enterprise resource planning systems, which project was substantially completed in 2012.
Cash provided by financing activities was $75,000 for the three months ended March 31, 2013, compared with cash used in financing activities of ($154,000) for the same period in 2012. The change was due primarily to net borrowings on note payable to bank of $133,000 for the three months ended March 31, 2013, compared to net repayments of ($70,000) for the same period in 2012, and a decrease in principal payments of long-term debt to ($58,000) for the three months ended March 31, 2013, compared to ($84,000) for the three months ended March 31, 2012.
At March 31, 2013, total liabilities of $4,289,000 were $690,000 less than the total liabilities at December 31, 2012, of $4,979,000.  The decrease was due primarily to a decrease in accounts payable of ($715,000), a decrease in accrued compensation and commissions expense of ($67,000) and the payoff of the Chase Term Loan (as defined below) balance of ($58,000), offset by an increase in borrowings under the Chase Revolving Loan (as defined below) of $133,000.
On June 30, 2011, certain of the Company's subsidiaries, together referred to as MtronPTI, entered into a loan agreement with Chase (the "Chase Loan Agreement").  The Chase Loan Agreement currently provides for a revolving line of credit in the amount of $1,500,000, to be used solely for working capital needs (the "Chase Revolving Loan").  The Chase Revolving Loan bears interest at the greater of (x) Chase's prime rate or (y) the one-month LIBOR rate plus 2.50% per annum (3.25% at March 31, 2013), with interest due and payable on a monthly basis and the outstanding principal balance plus all accrued but unpaid interest due and payable on June 30, 2013.
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

As additional security for MtronPTI's obligations under the Chase Loan Agreement, MtronPTI has made a cash collateral deposit of $1,500,000 with Chase and entered into an Assignment of Deposit agreement with Chase providing Chase with a security interest in the account holding the deposit. The amount of the cash collateral deposit with Chase is included in restricted cash in the accompanying consolidated balance sheets as of March 31, 2013 and December 31,2012.  The related Assignment of Deposit agreement restricts MtronPTI's ability to withdraw any portion of the deposit and does not allow MtronPTI to assign the deposit or any part thereof.
As of March 31, 2013, MtronPTI was in compliance with all covenants under the Chase Loan Agreement.
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
The Company meets these conditions upon shipment because title and risk of loss passes to the customer at that time.  However, the Company offers a limited right of return and/or authorized price protection provisions in its agreements with certain electronic component distributors who resell the Company's products to original equipment manufacturers or electronic manufacturing services companies.  As a result, the Company estimates and records a reserve for future returns and other charges against revenue at the time of shipment consistent with the terms of sale. The reserve is estimated based on historical experience with each respective distributor.  The amount of these reserves at March 31, 2013, is not material to the financial statements.

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
The Company estimates the fair value of stock options on the grant date using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. There is no expected dividend rate. Historical Company information was the basis for the expected volatility assumption as the Company believes that the historical volatility over the life of the option is indicative of expected volatility in the future. The risk-free interest rate is based on the U.S. Treasury zero-coupon rates with a remaining term equal to the expected term of the option. The Company also estimates forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on past history of actual performance, a zero forfeiture rate has been assumed. Typically, the Company sets the exercise price for stock options at a premium above the closing market price on the date of grant, which combined with the vesting period, reflect the objective to align management incentives with long-term value creation.
Restricted stock awards are granted at a value equal to the market price of our common stock on the date of the grant.
Off-Balance Sheet Arrangements
    The Company does not have any off-balance sheet arrangements.
Item 3.                        Quantitative and Qualitative Disclosures About Market Risk.
 Not applicable.

Item 4.        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company's principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on their evaluation of the Company's disclosure controls and procedures, the Company's principal executive officer and principal financial officer, with the participation of the Company's management, have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2013, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended March 31, 2013, there were no changes in the Company's internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.                         Legal Proceedings.

 None.
Item 1A.                     Risk Factors.

 None.
Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

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

THE LGL GROUP, INC.

Date: May 15, 2013	By:	/s/ Gregory P. Anderson
Gregory P. Anderson
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2013	By:	/s/ R. LaDuane Clifton
R. LaDuane Clifton
Chief Financial Officer (Principal Financial Officer)

Date: May 15, 2013	By:	/s/ James L. Williams
James L. Williams Corporate Controller (Principal Accounting Officer)