Form 10-Q
period 2013-06-30
LGL GROUP INC
filed 2013-08-14
CIK 61004

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at August 12, 2013
Common Stock, $0.01 par value	2,596,205

INDEX

THE LGL GROUP, INC.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets:	1
	– As of June 30, 2013
	– As of December 31, 2012
	Condensed Consolidated Statements of Operations:	2
	– Three and six months ended June 30, 2013 and 2012
	Condensed Consolidated Statements of Comprehensive Loss:	3
	– Three and six months ended June 30, 2013 and 2012
	Condensed Consolidated Statement of Stockholders' Equity:	4
	– Six months ended June 30, 2013
	Condensed Consolidated Statements of Cash Flows:	5
	– Six months ended June 30, 2013 and 2012
	Notes to Condensed Consolidated Financial Statements:	6
Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	22
SIGNATURES		23

PART I
FINANCIAL INFORMATION
Item 1.                  Financial Statements.
THE LGL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in Thousands)
ASSETS	June 30, 2013	December 31, 2012
Current Assets:
Cash and cash equivalents	$7,613	$8,625
Restricted cash (Note D)	1,500	1,500
Accounts receivable, less allowances of $45 and $79, respectively	3,960	4,350
Inventories, net (Note C)	5,325	5,349
Deferred income taxes (Note I)	—	1,114
Prepaid expenses and other current assets	465	665
Total Current Assets	18,863	21,603
Property, Plant and Equipment:
Land	640	640
Buildings and improvements	3,849	3,785
Machinery and equipment	15,818	15,655
Gross property, plant and equipment	20,307	20,080
Less: accumulated depreciation	(15,814)	(15,373)
Net property, plant, and equipment	4,493	4,707
Deferred income taxes, net (Note I)	—	2,808
Other assets, net	344	475
Total Assets	$23,700	$29,593

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Note payable to bank (Note D)	$881	$1,249
Accounts payable	1,739	2,452
Accrued compensation and commissions expense	1,066	1,011
Other accrued expenses	241	209
Current maturities of long-term debt (Note D)	—	58
Total Current Liabilities	3,927	4,979
Long-term debt, net of current portion (Note D)	—	—
Total Liabilities	3,927	4,979
Commitments and Contingencies (Note J)
Stockholders' Equity
Common stock, $0.01 par value - 10,000,000 shares authorized; 2,657,454 shares issued and 2,596,205 shares outstanding at June 30, 2013, and 2,648,059 shares issued and 2,597,605 shares outstanding at December 31, 2012	27	26
Additional paid-in capital	28,336	28,084
Accumulated deficit	(8,166)	(3,119)
Treasury stock: 61,249 and 50,454 shares held in treasury at cost at June 30, 2013 and December 31, 2012, respectively	(464)	(405)
Accumulated other comprehensive income	40	28
Total Stockholders' Equity	19,773	24,614
Total Liabilities and Stockholders' Equity	$23,700	$29,593

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

 (Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

REVENUES	$6,965	$7,582	$14,363	$14,756
Cost and Expenses:
Manufacturing cost of sales	5,177	5,575	10,173	11,152
Engineering, selling and administrative	2,606	2,297	5,286	4,695
OPERATING LOSS	(818)	(290)	(1,096)	(1,091)
Other Expense:
Interest expense, net	(10)	(28)	(29)	(54)
Other expense, net	(1)	(8)	—	(40)
Total Other Expense	(11)	(36)	(29)	(94)
LOSS BEFORE INCOME TAXES	(829)	(326)	(1,125)	(1,185)
Income tax (provision) benefit	(4,135)	111	(3,922)	377
NET LOSS	$(4,964)	$(215)	$(5 ,047)	$(808)
Weighted average number of shares used in basic and diluted net loss per common share calculation.	2,602,329	2,599,866	2,600,248	2,597,554
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(1.91)	$(0.08)	$(1.94)	$(0.31)

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS - UNAUDITED

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

NET LOSS	$(4,964)	$(215)	$(5,047)	$(808)
Other Comprehensive Income:
Unrealized gain on available-for-sale securities	6	—	12	3
TOTAL OTHER COMPREHENSIVE INCOME	6	—	12	3
COMPREHENSIVE LOSS	$(4,958)	$(215)	$(5,035)	$(805)

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED

 (Dollars in Thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2012	2,597,605	$26	$28,084	$(3,119)	$(405)	$28	$24,614
Net loss	—	—	—	(5,047)	—	—	(5,047)
Other comprehensive income	—	—	—	—	—	12	12
Stock-based compensation	9,406	1	252	—	—	—	253
Purchase of common stock for treasury	(10,806)	—	—	—	(59)	—	(59)
Balance at June 30, 2013	2,596,205	$27	$28,336	$(8,166)	$(464)	$40	$19,773

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

 (Dollars in Thousands)

	Six Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(5,047)	$(808)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	442	331
Amortization of finite-lived intangible assets	46	42
Write-down of note receivable	10	—
Stock-based compensation	253	178
Deferred income tax provision (benefit)	3,922	(377)
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	390	64
Decrease (increase) in inventories, net	24	(232)
Decrease in other assets	287	15
(Decrease) increase in trade accounts payable, accrued compensation and commissions expense and other accrued liabilities	(626)	296
Net cash used in operating activities	(299)	(491)

INVESTING ACTIVITIES
Capital expenditures	(228)	(614)
Net cash used in investing activities	(228)	(614)

FINANCING ACTIVITIES
Net repayments on note payable to bank	(368)	(509)
Increase in restricted cash	—	(4,000)
Principal payments of long-term debt	(58)	(169)
Purchase of treasury stock	(59)	—
Net cash used in financing activities	(485)	(4,678)

Decrease in cash and cash equivalents	(1,012)	(5,783)
Cash and cash equivalents at beginning of period	8,625	13,709
Cash and cash equivalents at end of period	$7,613	$7,926

Supplemental Disclosure:
Cash paid for interest	$19	$54
Cash paid for income taxes	$—	$24

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
As of June 30, 2013, the subsidiaries of the Company are as follows:
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
B.            Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

C.            Inventories
The Company reduces the value of its inventories to market value when the market value is believed to be less than the cost of the item.  The inventory reserve for obsolescence as of June 30, 2013 and December 31, 2012 was $2,473,000 and $2,318,000, respectively.
	June 30, 2013	December 31, 2012
	(in thousands)
Raw materials	$2,196	$2,468
Work in process	1,552	1,604
Finished goods	1,577	1,277
Total Inventories, net	$5,325	$5,349

D.            Note Payable to Bank and Long-Term Debt
	June 30, 2013	December 31, 2012
Note Payable:	(in thousands)
MtronPTI revolving loan with J.P. Morgan Chase Bank, N.A. ("Chase") due June 30, 2014. The loan bears interest at the greater of Chase's prime rate or the one-month LIBOR rate plus 2.50% per annum (3.25% at June 30, 2013), which is due and payable monthly.	$881	$1,249

Long-Term Debt:
MtronPTI term loan with Chase paid February 7, 2013.	—	58

Less: Current maturities	—	58
Long-Term Debt	$—	$—

On June 30, 2011, MtronPTI entered into a loan agreement with Chase, which was amended on June 28, 2012, September 28, 2012, and June 30, 2013 (the "Chase Loan Agreement"). The Chase Loan Agreement provides for a revolving line of credit in the amount of $1,500,000, to be used solely for working capital needs (the "Chase Revolving Loan") and matures on June 30, 2014, provided that the Chase Loan Agreement may be extended for up to three 12—month renewal terms upon written request by MtronPTI and approval by Chase.
At June 30, 2013, MtronPTI had approximately $881,000 outstanding under the Chase Revolving Loan and available borrowing capacity of approximately $619,000 under the Chase Revolving Loan.
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
As additional security for MtronPTI's obligations under the Chase Loan Agreement, MtronPTI has made a cash collateral deposit of $1,500,000 with Chase and entered into an Assignment of Deposit agreement with Chase providing Chase with a security interest in the account holding the deposit. The amount of the cash collateral deposit with Chase is included in restricted cash in the accompanying condensed consolidated balance sheet as of June 30, 2013.  The related Assignment of Deposit agreement restricts MtronPTI's ability to withdraw any portion of the deposit and does not allow MtronPTI to assign the deposit or any part thereof.

The Chase Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, a financial covenant that MtronPTI maintain tangible net worth not less than $8,000,000. As of June 30, 2013, MtronPTI was not in compliance with the tangible net worth covenant under the Chase Loan Agreement.  Based on the definition of tangible net worth under the Chase Loan Agreement, MtronPTI had a tangible net worth of $7,778,000 as of June 30, 2013, as compared to the minimum requirement of $8,000,000. Chase has waived non-compliance with this covenant as of June 30, 2013, in accordance with the terms of a letter agreement dated August 6, 2013. Additionally, MtronPTI has requested an amendment to the Chase Loan Agreement to adjust the financial covenants to better enable its compliance with the terms of such covenants in future periods. While MtronPTI intends to finalize an amendment with Chase shortly, there can be no assurance that it will enter into such an amendment.

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
Further, on March 26, 2013, the Board of Directors granted options to purchase a total of 62,401 shares of the Company's common stock to members of executive management. These stock options have an exercise price of $7.26, which reflects a 25% premium compared to the closing price on the date of grant, have a five-year life expiring on March 25, 2018, and vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date. These stock options have a grant date fair value of $2.33 per option.  This grant price, combined with the vesting period, reflects the objective to align management incentives with long-term value creation.

On May 10, 2013, the Company's Board of Directors granted 2,008 restricted shares of the Company's common stock to Donald H. Hunter (appointed to the Board of Directors on March 26, 2013) as a portion of his base director compensation for 2013.  These shares vested immediately on the grant date.  Total stock-based compensation expense for this grant was $10,000.

Restricted stock awards are granted at a value equal to the market price of our common stock on the date of the grant.
Compensation expense related to share-based compensation is recognized over the applicable vesting periods. As of June 30, 2013, there was approximately $560,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements.
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
For the three and six months ended June 30, 2013, there were options to purchase 192,401 shares of common stock that were excluded from the diluted earnings (loss) per share computation because the impact of the assumed exercise of such stock options would have been anti-dilutive, based on the fact that their exercise price exceeded the market price of the common stock as of June 30, 2013. For the three and six months ended June 30, 2012, there were options to purchase 90,000 shares of common stock that were excluded from the diluted earnings (loss) per share computation because the impact of the assumed exercise of such stock options would have been anti-dilutive, based on the fact that their exercise price exceeded the market price of the common stock as of June 30, 2012.
G.            Fair Value Measurements
The Company measures financial and non-financial assets and liabilities at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures.  These measurements involve various valuation techniques and assume that the transactions would occur between market participants in the most advantageous market for the Company.  The following is a summary of valuation techniques utilized by the Company for its significant financial and non-financial assets and liabilities as of June 30, 2013 and December 31, 2012:

Assets
To estimate the fair value of its equity and U.S. Treasury securities, the Company obtains current market pricing from quoted market sources or uses pricing for identical securities. Assets measured at fair value on a recurring basis are summarized below.
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total June 30, 2013
Equity securities	$56	$—	$—	$56
U.S. Treasury securities (cash equivalents)	$6,089	$—	$—	$6,089

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total December 31, 2012
Equity securities	$44	$—	$—	$44
U.S. Treasury securities (cash equivalents)	$6,239	$—	$—	$6,239

H.            Foreign Revenues
For the three and six months ended June 30, 2013 and 2012, significant foreign revenues from operations (10% or more of foreign sales) were as follows:
	Three Months Ended June 30,
	2013	2012
	(in thousands)
Significant Foreign Revenues:
Malaysia	$1,074	$1,339
China	907	910
Hong Kong	494	—
Thailand	274	403
All other foreign countries	652	1,285
Total foreign revenues	$3,401	$3,937

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Significant Foreign Revenues:
Malaysia	$2,388	$2,418
China	1,781	1,844
Hong Kong	1,025	—
Thailand	647	762
All other foreign countries	1,173	2,235
Total foreign revenues	$7,014	$7,259

The Company allocates its foreign revenue based on the customer's ship-to location.
I.	Income Taxes
The Company had net deferred tax assets of $3,922,000 as of December 31, 2012, which were comprised of the following:  (i) net operating loss ("NOL") deferred tax assets of $2,116,000, resulting from an NOL carry-forward of approximately $6,223,000, which expire in years 2023 through 2032; (ii) research and development credit carry-forwards of approximately $994,000, which can be used to reduce future income tax liabilities and expire principally between 2020 and 2031; (iii) foreign tax credit carry-forwards of approximately $359,000, which are available to reduce future U.S. income tax liabilities subject to certain limitations and that expire in years 2018 through 2020, (iv) alternative minimum tax credit carry-forwards of approximately $111,000, and (v) other net deferred tax assets totaling $342,000.
The Company recorded a provision of ($3,922,000) and a benefit of $377,000 for income taxes, respectively, in the six months ended June 30, 2013 and 2012. Foreign tax benefits of $0 and $17,000, respectively, were provided in each of those periods. The provision is based on our estimated tax liability at the end of the year, including our assessment of the probability that we will be able to utilize our net operating losses and tax credits prior to expiration.  As of June 30, 2013, the Company's estimated consolidated annual effective tax rate was 40% before considering the current year change in the valuation allowance.
Based on the Company's assessment of the uncertainty surrounding the realization of the favorable U.S. tax attributes in future tax returns in accordance with the provisions of ASC 740, Income Taxes, the Company has determined that a full valuation allowance against our otherwise recognizable U.S. net deferred tax assets is required as of June 30, 2013.  The Company has recorded a full valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.  When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies.  Should a change in circumstances lead to a change in judgment about the ability to realize deferred tax assets in future years, the Company will adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.

J.            Commitments and Contingencies
In the normal course of business, the Company and its subsidiaries may become defendants in certain product liability, patent infringement, worker claims and other litigation.  The Company and its subsidiaries have no litigation pending at this time.
K.            Related Party Transactions
At June 30, 2013, the Company had $7,613,000 of cash and cash equivalents compared with $8,625,000 at December 31, 2012.  Of this amount, at June 30, 2013 and December 31, 2012, approximately $6,089,000 and $6,239,000, respectively, was invested in United States Treasury money market funds managed by a related entity (the "Fund Manager") which is related through two common directors.  One of the Company's directors, who is also a 10% stockholder, currently serves as a director and executive officer of the Fund Manager.  Another of the Company's directors serves as a director and audit committee member of the Fund Manager.  The fund transactions in 2013 and 2012 were directed solely at the discretion of Company management.
L.            Subsequent Events
On August 6, 2013, the Company distributed warrants to purchase shares of the Company's common stock as a dividend to holders of the Company's common stock on July 29, 2013 (the "Recond Date").  Stockholders received five warrants for each share of the Company's common stock owned on the Record Date.  When exercisable, 25 warrants will entitle their holder to purchase one share of the Company's common stock at an exercise price of $7.50 per share (subject to adjustment).
The warrants are "European style warrants" and will only become exercisable on the earlier of (i) their expiration date, August 6, 2018, and (ii) such date that the 30-day volume weighted average price per share, or VWAP, of the Company's common stock is greater than or equal to $15.00 (subject to adjustment). Once the warrants become exercisable, they may be exercised in accordance with the terms of the warrant agreement between the Company and the warrant agent until their expiration at 5:00 p.m., Eastern Time, on the expiration date.
The warrants are traded separately from the Company's common stock on the NYSE MKT under the symbol "LGL WS".

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
Results of Operations
Three months ended June 30, 2013, compared to three months ended June 30, 2012
Consolidated Revenues and Gross Margin
Consolidated revenues decreased by $617,000, or 8.1%, to $6,965,000, for the three-month period ended June 30, 2013, from $7,582,000 for the comparable period in 2012.  The decrease is primarily due to reduced demand from existing customers in our Internet Communications Technology ("ICT") market segment, offset by growth in our Aerospace and Defense ("Aero/Defense") market segment. There has not been a notable structural recovery within our industry or in the markets we serve since relative weakness took hold in 2011 due to the natural disaster that affected Japan, and continued due to ongoing U.S. spending uncertainty and the instability of the economies within the Eurozone.  These systemic effects may have led to delays in infrastructure spending and relative weakness in macroeconomic growth in our industry, and it remains unclear whether there has been a permanent impairment to spending levels within the markets we serve.
As of June 30, 2013, the Company's order backlog was $9,070,000, which was an increase of 8.5% compared to the backlog as of March 31, 2013, which was $8,357,000, and a decrease of 4.8% compared to the backlog as of June 30, 2012, which was $9,526,000. The increase in backlog from March 31, 2013, is primarily due to an increase in order activity from our existing customers in the Aero/Defense market segment. The decrease in backlog from June 30, 2012, is due primarily to a year-over-year decline in orders from existing customers.
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
Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues decreased slightly to 25.7% from 26.5% for the three-month period ended June 30, 2013, compared to the same prior year period.  The decrease was primarily due to an 8.1% decrease in revenues from the comparable period in 2012. The Company is focusing research and development efforts on the development of products that will serve additional segments of the timing and frequency control markets, as well as added sales efforts to gain market share in wireless infrastructure, aerospace, energy exploration, homeland security, military communications and personnel protection.

Operating Loss
Operating loss of ($818,000) for the three months ended June 30, 2013, was a $528,000 decline from an operating loss of ($290,000) for the comparable period in 2012.  The decrease was attributable to an 8.1% decrease in revenues and a $309,000 increase in engineering, selling and administrative expenses, driven primarily by strategic investments in both demand creation and research and development efforts.
Stock-Based Compensation
Stock-based compensation expense was $143,000 and $89,000 for the three months ended June 30, 2013 and 2012, respectively. Compensation expense related to stock-based compensation is recognized over the applicable vesting periods. As of June 30, 2013, there was approximately $560,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements.
On March 26, 2013, the Board of Directors granted a total of 8,135 restricted shares of the Company's common stock to members of executive management.  The shares vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date.
Further, on March 26, 2013, the Board of Directors granted options to purchase a total of 62,401 shares of the Company's common stock to members of executive management. These stock options have an exercise price of $7.26, which reflects a 25% premium compared to the closing price on the date of grant, have a five-year life expiring on March 25, 2018, and vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date. These stock options have a grant date fair value of $2.33 per option.  This grant price, combined with the vesting period, reflects the objective to align management incentives with long-term value creation.

On May 10, 2013, the Company's Board of Directors granted 2,008 restricted shares of the Company's common stock to Donald H. Hunter (appointed to the Board of Directors on March 26, 2013) as a portion of his base director compensation for 2013. These shares vested immediately on the grant date. Total stock-based compensation expense for this grant was $10,000.
Interest Expense, Net
Interest expense, net, was $10,000 for the three months ended June 30, 2013, which was a decrease of $18,000, from $28,000, for the three months ended June 30, 2012. The decrease was due to a reduction in the average outstanding balance on MtronPTI's credit facilities for the three months ended June 30, 2013, compared with the same prior year period.
Income Taxes
The Company recorded a provision of ($4,135,000) and a benefit of $111,000 for income taxes, respectively, in the three months ended June 30, 2013 and 2012. Foreign tax expense of $0 and $8,000, respectively were provided in each of those periods.  The provision is based on our estimated tax liability at the end of the year, including our assessment of the probability that we will be able to utilize our net operating losses and tax credits prior to expiration.  As of June 30, 2013, the Company's estimated consolidated annual effective tax rate was 40% before considering the current year change in the valuation allowance.
Based on the Company's assessment of the uncertainty surrounding the realization of the favorable U.S. tax attributes in future tax returns in accordance with the provisions of ASC 740, Income Taxes, the Company has determined that a full valuation allowance against our otherwise recognizable U.S. net deferred tax assets is required as of June 30, 2013.  The Company has recorded a full valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.  When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies.  Should a change in circumstances lead to a change in judgment about the ability to realize deferred tax assets in future years, the Company will adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.

Net Loss
Net loss for the three months ended June 30, 2013, was ($4,964,000) compared to a net loss of ($215,000) for the comparable period in 2012. The increased loss is  primarily due to an increase in the valuation allowance of $4,135,000 against the Company's deferred tax assets as of June 30, 2013, as well as due to the 8.1% decline in revenues compared to the same period in 2012.   Basic and diluted net loss per share for the three month period ended June 30, 2013, was ($1.91) compared to a net loss per share of ($0.08) for the second quarter of 2012.
Six months ended June 30, 2013, compared to six months ended June 30, 2012
Consolidated Revenues and Gross Margin
Consolidated revenues decreased by $393,000, or 2.7%, to $14,363,000 for the six-month period ended June 30, 2013, from $14,746,000 for the comparable period in 2012.  The decrease is primarily due to reduced demand from existing customers in our  ICT martket segment, offset by growth in our Aero/Defense market segment. There has not been a notable structural recovery within our industry or in the markets we serve since relative weakness took hold in 2011 due to the natural disaster that affected Japan, and continued due to ongoing U.S. spending uncertainty and the instability of the economies within the Eurozone.  These systemic effects may have led to delays in infrastructure spending and relative weakness in macroeconomic growth in our industry, and it remains unclear whether there has been a permanent impairment to spending levels within the markets we serve.
As of June 30, 2013, the Company's order backlog was $9,070,000, which was an increase of 4.2% compared to the backlog as of December 31, 2012, which was $8,703,000, and a decrease of 4.8% compared to the backlog as of June 30, 2012, which was $9,526,000. The increase in backlog from December 31, 2012, is primarily due to an increase in order activity from our existing customers in the Aero/Defense market segment. The decrease in backlog from June 30, 2012, is due primarily to a year-over-year decline in orders from existing customers.
Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues increased to 29.2% for the six-month period ended June 30, 2013, from 24.4% for the comparable period in 2012.  The increase in gross margin is due to a more favorable product mix and margin improvement initiatives. The Company is focusing research and development efforts on the development of products that will serve additional segments of the timing and frequency control markets, as well as added sales efforts to gain market share in wireless infrastructure, aerospace, energy exploration, homeland security, military communications and personnel protection.
Operating Loss
Operating loss was ($1,096,000) for the six months ended June 30, 2013, consistent with the operating loss for the comparable period in 2012 of ($1,091,000). The 2.7% decline in revenue and 12.6% increase in engineering, selling and administrative expense were offset by a 4.8% improvement in gross margin for the six months ended June 30, 2013, as compared to the same prior year period.
Stock-Based Compensation
Stock-based compensation expense was $253,000 and $178,000 for the six months ended June 30, 2013 and 2012, respectively.
Interest Expense
Interest expense was $29,000 for the six-month period ended June 30, 2013, which was a decrease of $25,000 from $54,000 for the comparable period in 2012.  The decrease was due to a reduction in the average outstanding balance on MtronPTI's credit facilities for the three months ended June 30, 2013, compared with the same prior year period.

Income Taxes
The Company recorded a provision of ($3,922,000) and a benefit of $377,000 for income taxes, respectively, in the six months ended June 30, 2013 and 2012. Foreign tax benefits of $0 and $17,000, respectively were provided in each of those periods. The provision is based on our estimated tax liability at the end of the year, including our assessment of the probability that we will be able to utilize our net operating losses and tax credits prior to expiration.  As of June 30, 2013, the Company's estimated consolidated annual effective tax rate was 40% before considering the current year change in the valuation allowance.
Based on the Company's assessment of the uncertainty surrounding the realization of the favorable U.S. tax attributes in future tax returns in accordance with the provisions of ASC 740, Income Taxes, the Company has determined that a full valuation allowance against our otherwise recognizable U.S. net deferred tax assets is required as of June 30, 2013.  The Company has recorded a full valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.  When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies.  Should a change in circumstances lead to a change in judgment about the ability to realize deferred tax assets in future years, the Company will adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.
Net Loss
Net loss for the six-month period ended June 30, 2013, was ($5,047,000) compared to ($808,000) for the comparable period in 2012.  The increased loss is primarily due to an increase in the valuation allowance of $4,135,000 against the Company's deferred tax assets as of June 30, 2013, as well as due to the 8.1% decline in revenues compared to the same period in 2012.  Basic and diluted net loss per share for the six months ended June 30, 2013, was ($1.94) compared with ($0.31) for the six months ended June 30, 2012.
Liquidity and Capital Resources
The Company's cash and cash equivalents, and investments in marketable securities at June 30, 2013, totaled $7,669,000, a decrease of $1,000,000 compared to $8,669,000 at December 31, 2012.  Specifically, cash and cash equivalents decreased by $1,012,000, from $8,625,000 at December 31, 2012 to $7,613,000 at June 30, 2013. At June 30, 2013, MtronPTI had approximately $881,000 outstanding and available borrowing capacity of approximately $619,000 under its revolving line of credit with Chase, compared with $1,249,000 outstanding and available borrowing capacity of $251,000 at December 31, 2012.
Cash used in operating activities was ($299,000) for the six months ended June 30, 2013, compared to cash used in operating activities of ($491,000) for the six months ended June 30, 2012.  The decrease in cash used in operations was due primarily to a decrease in trade accounts payable, accrued compensation and commissions expense, and other accrued liabilities of ($626,000), a deferred tax provision of $3,922,000 and a net loss of ($5,047,000), offset by a decrease in accounts receivable of 390,000, a decrease in other assets of $287,000, stock-based compensation of $253,000 and depreciation and amortization of $488,000, for the first six months of 2013, compared to an increase in inventories of ($232,000), a deferred income tax benefit of ($377,000) and a net loss of ($808,000) offset by an increase in trade accounts payable, accrued compensation and commissions expense, and other accrued liabilities of $296,000, a decrease in accounts receivable of $64,000, stock-based compensation of $178,000, and depreciation and amortization of $373,000, for the six months ended June 30, 2012.
Cash used in investing activities was ($228,000) for the six months ended June 30, 2013, compared to ($614,000) for the same period in 2012. The decrease was due primarily to a reduction in spending on software to replace the Company's enterprise resource planning systems, which project was substantially completed in 2012.
Cash used in financing activities was ($485,000) for the six months ended June 30, 2013, compared with ($4,678,000) for the same period in 2012. The change was due primarily to a decrease in restricted cash of $4,000,000 which was assigned to Chase as additional security for MtronPTI's obligations under the Chase Loan Agreement in the first half of 2012, a decrease in net repayments on notes payable to bank of $141,000, a decrease in repayments on long-term debt of $111,000 as compared to the six months ended June 30, 2012, and treasury share purchases of ($59,000) during the first half of 2013.

At June 30, 2013, total liabilities of $3,927,000 were $1,052,000 less than the total liabilities at December 31, 2012, of $4,979,000.  The decrease was due primarily to a decrease in accounts payable of ($713,000), a decrease in borrowings under the Chase Revolving Loan (as defined below) of ($368,000) and the payoff of the Chase Term Loan (as defined below) balance of ($58,000).
On June 30, 2011, certain of the Company's subsidiaries, together referred to as MtronPTI, entered into a loan agreement with Chase, which was amended on June 28, 2012, September 28, 2012, and June 30, 2013 (the "Chase Loan Agreement").  The Chase Loan Agreement currently provides for a revolving line of credit in the amount of $1,500,000, to be used solely for working capital needs (the "Chase Revolving Loan"), and matures on June 30, 2014, provided that the Chase Loan Agreement may be extended for up to three 12-month renewal terms upon written request by MtronPTI and approval by Chase.  The Chase Revolving Loan bears interest at the greater of (x) Chase's prime rate or (y) the one-month LIBOR rate plus 2.50% per annum (3.25% at June 30, 2013), with interest due and payable on a monthly basis and the outstanding principal balance plus all accrued but unpaid interest due and payable on the maturity date.
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

As additional security for MtronPTI's obligations under the Chase Loan Agreement, MtronPTI has made a cash collateral deposit of $1,500,000 with Chase and entered into an Assignment of Deposit agreement with Chase providing Chase with a security interest in the account holding the deposit. The amount of the cash collateral deposit with Chase is included in restricted cash in the accompanying consolidated balance sheets as of June 30, 2013 and December 31, 2012.  The related Assignment of Deposit agreement restricts MtronPTI's ability to withdraw any portion of the deposit and does not allow MtronPTI to assign the deposit or any part thereof.
The Chase Loan Agreement contains a variety of affirmative and negative covenants, including, but not limited to, a financial covenant that MtronPTI maintain tangible net worth not less than $8,000,000. As of June 30, 2013, MtronPTI was not in compliance with the tangible net worth covenant under the Chase Loan Agreement.  Based on the definition of tangible net worth under the Chase Loan Agreement, MtronPTI had a tangible net worth of $7,778,000 as of June 30, 2013, as compared to the minimum requirement of $8,000,000. Chase has waived non-compliance with this covenant as of June 30, 2013, in accordance with the terms of a letter agreement dated August 6, 2013. Additionally, we have requested an amendment to the Chase Loan Agreement to adjust the financial covenants to better enable our compliance with the terms of such covenants in future periods. While we intend to finalize an amendment with Chase shortly, there can be no assurance that Chase will enter into such an amendment.

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
The Company meets these conditions upon shipment because title and risk of loss passes to the customer at that time.  However, the Company offers a limited right of return and/or authorized price protection provisions in its agreements with certain electronic component distributors who resell the Company's products to original equipment manufacturers or electronic manufacturing services companies.  As a result, the Company estimates and records a reserve for future returns and other charges against revenue at the time of shipment consistent with the terms of sale. The reserve is estimated based on historical experience with each respective distributor.  The amount of these reserves at June 30, 2013, is not material to the financial statements.

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

Income Taxes
Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The future recoverability of the Company's net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards. At June 30, 2013, the Company recognized a full valuation allowance against the Company's net deferred tax assets.  The valuation allowance was calculated in accordance with the provisions of ASC 740, Income Taxes, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance.  The Company's forecast of a three-year cumulative loss for the years 2011 through 2013, in the view of management, represents sufficient negative evidence to require a valuation allowance under the provisions of ASC 740, Income Taxes.  We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.
Stock-Based Compensation
The Company measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the cost over the requisite service period, typically the vesting period.
The Company estimates the fair value of stock options on the grant date using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. There is no expected dividend rate. Historical Company information was the basis for the expected volatility assumption as the Company believes that the historical volatility over the life of the option is indicative of expected volatility in the future. The risk-free interest rate is based on the U.S. Treasury zero-coupon rates with a remaining term equal to the expected term of the option. The Company also estimates forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on past history of actual performance, a zero forfeiture rate has been assumed.  Typically, the Company sets the exercise price for stock options at a premium above the closing market price on the date of grant, which combined with the vesting period, reflects the objective to align management incentives with long-term value creation.

Restricted stock awards are granted at a value equal to the market price of our common stock on the date of the grant.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements.
Item 3.               Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.
Item	4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company's principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on their evaluation of the Company's disclosure controls and procedures, the Company's principal executive officer and principal financial officer, with the participation of the Company's management, have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2013, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended June 30, 2013, there were no changes in the Company's internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item	1. Legal Proceedings.

None.
Item	1A. Risk Factors.

    The warrants may not have any value.

    The warrants are "European style warrants" and will only become exercisable on the earlier of (i) the expiration date, August 6, 2018, and (ii) such date that the 30-day volume weighted average price per share, or VWAP, of our common stock is greater than or equal to $15.00.  Once the warrants become exercisable, they may be exercised in accordance with the terms of the warrant agreement until their expiration at 5:00 p.m., Eastern Time, on the expiration date.

    The warrants have an exercise price of $7.50 per share.  This exercise price does not necessarily bear any relationship to established criteria for valuation of our common stock, such as book value per share, cash flows, or earnings, and you should not consider this exercise price as an indication of the current or future market price of our common stock.  There can be no assurance that the market price of our common stock will exceed $7.50 per share at any time on the expiration date of the warrants, August 6, 2018, or at any other time the warrants may be exercised.  If the warrants only become exercisable on the expiration date and the market price of our common stock on such date does not exceed $7.50 per share, the warrants will be of no value.

      There can be no assurance that the 30-day VWAP of our common stock will be greater than or equal to $15.00 at any time prior to the expiration date of the warrants, August 6, 2018.  As a result, the warrants may become exercisable only on the expiration date.  If the warrants may be exercised only on the expiration date and their holder does not exercise their warrants on that date, their warrants will expire and be of no value.

    No warrants will be exercisable unless at the time of exercise a prospectus relating to our common stock issuable upon exercise of the warrants is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants.  Under the terms of the warrant agreement, we have agreed to meet these conditions and use our best efforts to maintain a current prospectus relating to common stock issuable upon exercise of the warrants until the expiration of the warrants.  However, we cannot assure you that we will be able to do so, and if we do not maintain a current prospectus related to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants and we will not be required to settle any such warrant exercise.  If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, we will not be required to net cash settle or cash settle the warrant exercise, the warrants may have no value, the market for the warrants may be limited and the warrants may expire worthless.

    An active trading market for our warrants may not develop.

    Prior to their issuance on August 6, 2013, there has been no public market for our warrants.  Although the warrants were listed for trading on the NYSE MKT on August 7, 2013 under the symbol "LGL WS," an active trading market for our warrants may not develop or be sustained.  If an active market for our warrants does not develop, it may be difficult for holders to sell their warrants without depressing the market price for such securities.

            Holders of our warrants will have no rights as a common stockholder until such holders exercise their warrants and acquire shares of our common stock.

    Until warrant holders acquire shares of our common stock upon exercise of the warrants, warrant holders will have no rights with respect to the shares of our common stock underlying such warrants.  Upon the acquisition of shares of our common stock upon exercise of the warrants, the holders thereof will be entitled to exercise the rights of a common stockholder only as to matters for which the record date for the matter occurs after the exercise date of the warrants.

    Adjustments to the exercise price of the warrants, or the number of shares of common stock for which the warrants are exercisable, following certain corporate events may not fully compensate warrant holders for the value they would have received if they held the common stock underlying the warrants at the time of such events.

    The warrants provide for adjustments to the exercise price of the warrants following a number of corporate events, including (i) our issuance of a stock dividend or the subdivision or combination of our common stock, (ii) our issuance of rights, options or warrants to purchase our common stock at a price below the 10-day VWAP of our common stock, (iii) a distribution of capital stock of the Company or any subsidiary other than our common stock, rights to acquire such capital stock, evidences of indebtedness or assets, (iv) our issuance of a cash dividend on our common stock, and (v) certain tender offers for our common stock by the Company or one or more of our wholly-owned subsidiaries.  The warrants also provide for adjustments to the number of shares of common stock for which the warrants are exercisable following our issuance of a stock dividend or the subdivision or combination of our common stock.  Any adjustment made to the exercise price of the warrants or the number of shares of common stock for which the warrants are exercisable following a corporate event in accordance with these provisions may not fully compensate warrant holders for the value they would have received if they held the common stock underlying the warrants at the time of the event.

    A strategic review of our operations and analysis of our strategic options is being conducted by a Special Committee of our Board of Directors, which may result in organizational changes, discontinuing or segmenting of operations, dispositions or other courses of action that could negatively affect the trading value of our common stock and warrants.

    On July 17, 2013, we issued a press release providing an update on the strategic review process being conducted by a Special Committee of our Board of Directors.  Previously, we announced that we were approached by an investment group interested in acquiring certain parts of MtronPTI, and that the Special Committee has initiated a strategic review process with the goal of executing on opportunities that create additional value for stockholders.  The press release announced that, among other things, the Special Committee is considering options to streamline operational support for certain segments of our business, as well as exploring the possibility of discontinuing or segmenting from the Company some or all of MtronPTI's operations.

    The Company's President and Chief Executive Officer, Greg Anderson, stated in the press release that "Fundamental business conditions have not materially improved as we have moved into the summer.  Management is closely engaged with the Special Committee to evaluate strategic alternatives that support stockholder value creation.  We expect to provide a further report to stockholders at our Q2 2013 earnings call in August."  In the press release, we also stated our intention to file a new shelf registration statement with the SEC to replace our existing registration statement, which is set to expire in November of this year.

    We cannot assure you that any organizational changes, discontinuing or segmenting of operations, dispositions or other courses of action that we implement following the completion of the Special Committee's strategic review process will have the intended effect of creating additional value for stockholders.  Any such courses of action may impact us in ways that cannot be predicted at this time, and could negatively affect the trading value of our common stock and warrants.

Item	2. Unregistered Sales of Equity Securities and Use of Proceeds.

    Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of our common stock during the quarter ended June 30, 2013:
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs

April 1, 2013 to April 30, 2013	--	$--	--	489,557
May 1, 2013 to May 31, 2013	8,604	5.45	8,604	480,953
June 1, 2013 to June 30, 2013	2,202	5.37	2,202	478,751
	10,806	$5.44	10,806	--

(1)
All of the shares purchased during the quarter ended June 30, 2013, were purchased under our publicly announced repurchase program. On August 29, 2011, we announced that our Board of Directors authorized the repurchase of up to 100,000 shares, increasing the total number of shares authorized to be repurchased under our repurchase program to 540,000 shares. There is no expiration date for this program.

Item	3. Defaults Upon Senior Securities.

None.
Item	4. Mine Safety Disclosures.

None.
Item	5. Other Information.

None.

Item 6.	Exhibits.
The following is a list of exhibits filed as part of this Form 10-Q:
Exhibit No.	Description

4.1	Warrant Agreement, dated as of July 30, 2013, by and among The LGL Group, Inc. Computershare Inc., and Computershare Trust Company, N.A.*
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
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

THE LGL GROUP, INC.

Date: August 14, 2013	By:	/s/ Gregory P. Anderson
Gregory P. Anderson
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2013	By:	/s/ R. LaDuane Clifton
R. LaDuane Clifton
Chief Financial Officer (Principal Financial Officer)

Date: August 14, 2013	By:	/s/ James L. Williams
James L. Williams Corporate Controller (Principal Accounting Officer)