Form 10-Q
period 2013-09-30
LGL GROUP INC
filed 2013-11-14
CIK 61004

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at November 12, 2013
Common Stock, $0.01 par value	2,851,145

INDEX

THE LGL GROUP, INC.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets:	1
	– As of September 30, 2013
	– As of December 31, 2012
	Condensed Consolidated Statements of Operations:	2
	– Three and nine months ended September 30, 2013 and 2012
	Condensed Consolidated Statements of Comprehensive Loss:	3
	– Three and nine months ended September 30, 2013 and 2012
	Condensed Consolidated Statement of Stockholders' Equity:	4
	–Nine months ended September 30, 2013
	Condensed Consolidated Statements of Cash Flows:	5
	– Nine months ended September 30, 2013 and 2012
	Notes to Condensed Consolidated Financial Statements:	6
Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures	19
Item 5.	Other Information	19
Item 6.	Exhibits	20
SIGNATURES		21

PART I
FINANCIAL INFORMATION
Item 1.                  Financial Statements.
THE LGL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in Thousands)
ASSETS	September 30, 2013	December 31, 2012
Current Assets:
Cash and cash equivalents	$7,912	$8,625
Restricted cash (Note D)	1,500	1,500
Accounts receivable, less allowances of $60 and $79, respectively	3,278	4,350
Inventories, net (Note C)	4,825	5,349
Deferred income taxes, net (Note J)	—	1,114
Prepaid expenses and other current assets	332	665
Total Current Assets	17,847	21,603
Property, Plant and Equipment:
Land	633	640
Buildings and improvements	3,849	3,785
Machinery and equipment	15,948	15,655
Gross property, plant and equipment	20,430	20,080
Less: accumulated depreciation	(16,053)	(15,373)
Net property, plant, and equipment	4,377	4,707
Deferred income taxes, net (Note J)	—	2,808
Other assets, net	400	475
Total Assets	$22,624	$29,593

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Note payable to bank (Note D)	$1,086	$1,249
Accounts payable	1,538	2,452
Accrued compensation and commissions expense	927	1,011
Other accrued expenses	380	209
Current maturities of long-term debt (Note D)	—	58
Total Current Liabilities	3,931	4,979
Long-term debt, net of current portion (Note D)	—	—
Total Liabilities	3,931	4,979
Commitments and Contingencies (Note K)
Stockholders' Equity
Common stock, $0.01 par value - 10,000,000 shares authorized; 2,657,454 shares issued and 2,592,475 shares outstanding at September 30, 2013, and 2,648,059 shares issued and 2,597,605 shares outstanding at December 31, 2012	27	26
Additional paid-in capital	28,471	28,084
Accumulated deficit	(9,365)	(3,119)
Treasury stock: 64,979 and 50,454 shares held in treasury at cost at September 30, 2013 and December 31, 2012, respectively	(486)	(405)
Accumulated other comprehensive income	46	28
Total Stockholders' Equity	18,693	24,614
Total Liabilities and Stockholders' Equity	$22,624	$29,593

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

 (Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

REVENUES	$6,098	$7,307	$20,461	$22,063
Cost and Expenses:
Manufacturing cost of sales	4,731	5,514	14,904	16,666
Engineering, selling and administrative	2,548	2,249	7,834	6,944
OPERATING LOSS	(1,181)	(456)	(2,277)	(1,547)
Other Expense:
Interest expense, net	(4)	(23)	(33)	(78)
Other income (expense), net	(14)	18	(14)	(21)
Total Other Expense	(18)	(5)	(47)	(99)
LOSS BEFORE INCOME TAXES	(1,199)	(461)	(2,324)	(1,646)
Income tax (provision) benefit	—	147	(3,922)	524
NET LOSS	$(1,199)	$(314)	$(6,246)	$(1,122)
Weighted average number of shares used in basic and diluted net loss per common share calculation.	2,595,385	2,593,760	2,598,609	2,596,280
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.46)	$(0.12)	$(2.40)	$(0.43)

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS - UNAUDITED

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

NET LOSS	$(1,199)	$(314)	$(6,246)	$(1,122)
Other Comprehensive Income:
Unrealized gain on available-for-sale securities	6	3	18	6
TOTAL OTHER COMPREHENSIVE INCOME	6	3	18	6
COMPREHENSIVE LOSS	$(1,193)	$(311)	$(6,228)	$(1,116)

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED

 (Dollars in Thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2012	2,597,605	$26	$28,084	$(3,119)	$(405)	$28	$24,614
Net loss	—	—	—	(6,246)	—	—	(6,246)
Other comprehensive income	—	—	—	—	—	18	18
Stock-based compensation	9,406	1	387	—	—	—	388
Purchase of common stock for treasury	(14,536)	—	—	—	(81)	—	(81)
Balance at September 30, 2013	2,592,475	$27	$28,471	$(9,365)	$(486)	$46	$18,693

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

 (Dollars in Thousands)

	Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(6,246)	$(1,122)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	681	513
Amortization of finite-lived intangible assets	61	63
Write-down of note receivable	11	—
Stock-based compensation	388	270
Deferred income tax provision (benefit)	3,922	(524)
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	1,072	260
Decrease in inventories, net	524	242
Decrease (increase) in other assets	354	(24)
(Decrease) increase in trade accounts payable, accrued compensation and commissions expense and other accrued liabilities	(827)	323
Net cash (used in) provided by operating activities	(60)	1

INVESTING ACTIVITIES
Capital expenditures	(351)	(805)
Net cash used in investing activities	(351)	(805)

FINANCING ACTIVITIES
Net repayments on note payable to bank	(163)	(1,576)
Increase in restricted cash	—	(1,500)
Principal payments of long-term debt	(58)	(255)
Purchase of treasury stock	(81)	(90)
Net cash used in financing activities	(302)	(3,421)

Decrease in cash and cash equivalents	(713)	(4,225)
Cash and cash equivalents at beginning of period	8,625	13,709
Cash and cash equivalents at end of period	$7,912	$9,484

Supplemental Disclosure:
Cash paid for interest	$27	$79
Cash paid for income taxes	$112	$52

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
As of September 30, 2013, the subsidiaries of the Company are as follows:
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
B.            Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

C.            Inventories
The Company reduces the value of its inventories to market value when the market value is believed to be less than the cost of the item.  The inventory reserve for obsolescence as of September 30, 2013 and December 31, 2012 was $2,554,000 and $2,318,000, respectively.
	September 30, 2013	December 31, 2012
	(in thousands)
Raw materials	$1,906	$2,468
Work in process	1,548	1,604
Finished goods	1,371	1,277
Total Inventories, net	$4,825	$5,349

D.            Note Payable to Bank and Long-Term Debt
	September 30, 2013	December 31, 2012
Note Payable:	(in thousands)
MtronPTI revolving loan with J.P. Morgan Chase Bank, N.A. ("Chase") due June 30, 2014. The loan bears interest at the greater of Chase's prime rate or the one-month LIBOR rate plus 2.50% per annum (3.25% at September 30, 2013), which is due and payable monthly.	$1,086	$1,249

Long-Term Debt:
MtronPTI term loan with Chase paid February 7, 2013.	—	58

Less: Current maturities	—	58
Long-Term Debt	$—	$—

On June 30, 2011, MtronPTI entered into a loan agreement with Chase, which was amended on June 28, 2012, September 28, 2012, June 30, 2013 and September 19, 2013 (the "Chase Loan Agreement"). The Chase Loan Agreement provides for a revolving line of credit in the amount of $1,500,000, to be used solely for working capital needs (the "Chase Revolving Loan") and matures on June 30, 2014, provided that the Chase Loan Agreement may be extended for up to three 12-month renewal terms upon written request by MtronPTI and approval by Chase.
At September 30, 2013, MtronPTI had approximately $1,086,000 outstanding under the Chase Revolving Loan and available borrowing capacity of approximately $414,000 under the Chase Revolving Loan.
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
As additional security for MtronPTI's obligations under the Chase Loan Agreement, MtronPTI has made a cash collateral deposit of $1,500,000 with Chase and entered into an Assignment of Deposit agreement with Chase providing Chase with a security interest in the account holding the deposit. The amount of the cash collateral deposit with Chase is included in restricted cash in the accompanying condensed consolidated balance sheet as of September 30, 2013.  The related Assignment of Deposit agreement restricts MtronPTI's ability to withdraw any portion of the deposit and does not allow MtronPTI to assign the deposit or any part thereof.

 The Chase Loan Agreement also contains a variety of affirmative and negative covenants, including, but not limited to, a financial covenant that MtronPTI maintain tangible net worth not less than $6,000,000. As of September 30, 2013, MtronPTI was in compliance with all covenants under the Chase Loan Agreement.

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
Compensation expense related to share-based compensation is recognized over the applicable vesting periods. As of September 30, 2013, there was approximately $426,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements.
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
For the three and nine months ended September 30, 2013, there were options to purchase 192,401 shares of common stock that were excluded from the diluted earnings (loss) per share computation because the impact of the assumed exercise of such stock options would have been anti-dilutive, due to the net loss incurred and based on the fact that the exercise price of the options exceeded the market price of the common stock as of September 30, 2013. For the three and nine months ended September 30, 2012, there were options to purchase 130,000 shares of common stock that were excluded from the diluted earnings (loss) per share computation because the impact of the assumed exercise of such stock options would have been anti-dilutive, due to the net loss incurred and based on the fact that the exercise price of the options exceeded the market price of the common stock as of September 30, 2012.
G.            Warrant Dividend
On August 6, 2013, the Company distributed warrants to purchase shares of the Company's common stock as a dividend to holders of the Company's common stock on July 29, 2013, the record date for the dividend.  Stockholders received five warrants for each share of the Company's common stock owned on the record date.  When exercisable, 25 warrants will entitle their holder to purchase one share of the Company's common stock at an exercise price of $7.50 per share (subject to adjustment).
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
H.            Fair Value Measurements
The Company measures financial and non-financial assets and liabilities at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures.  These measurements involve various valuation techniques and assume that the transactions would occur between market participants in the most advantageous market for the Company.  The following is a summary of valuation techniques utilized by the Company for its significant financial and non-financial assets and liabilities as of September 30, 2013 and December 31, 2012:
Assets
To estimate the fair value of its equity and U.S. Treasury securities, the Company obtains current market pricing from quoted market sources or uses pricing for identical securities. Assets measured at fair value on a recurring basis are summarized below.
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total September 30, 2013
Equity securities	$61	$—	$—	$61
U.S. Treasury securities (cash equivalents)	$5,989	$—	$—	$5,989

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total December 31, 2012
Equity securities	$44	$—	$—	$44
U.S. Treasury securities (cash equivalents)	$6,239	$—	$—	$6,239

I.            Foreign Revenues
For the three and nine months ended September 30, 2013 and 2012, significant foreign revenues from operations (10% or more of foreign sales) were as follows:
	Three Months Ended September 30,
	2013	2012
	(in thousands)
Significant Foreign Revenues:
Malaysia	$884	$1,069
China	954	984
Thailand	247	446
All other foreign countries	897	1,268
Total foreign revenues	$2,982	$3,767

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Significant Foreign Revenues:
Malaysia	$3,272	$3,487
China	2,735	2,828
Hong Kong	1,268	—
Thailand	894	1,208
All other foreign countries	1,827	3,503
Total foreign revenues	$9,996	$11,026
The Company allocates its foreign revenue based on the customer's ship-to location.
J.            Income Taxes
The Company had net deferred tax assets of $3,922,000 as of December 31, 2012, which were comprised of the following:  (i) net operating loss ("NOL") deferred tax assets of $2,116,000, resulting from an NOL carry-forward of approximately $6,223,000, which expire in years 2023 through 2032; (ii) research and development credit carry-forwards of approximately $994,000, which can be used to reduce future income tax liabilities and expire principally between 2020 and 2031; (iii) foreign tax credit carry-forwards of approximately $359,000, which are available to reduce future U.S. income tax liabilities subject to certain limitations and that expire in years 2018 through 2020, (iv) alternative minimum tax credit carry-forwards of approximately $111,000; and (v) other net deferred tax assets totaling $342,000.
The Company recorded a provision of ($3,922,000) and a benefit of $524,000 for income taxes, respectively, in the nine months ended September 30, 2013 and 2012. Foreign tax benefits of $0 and $7,000, respectively, were provided in each of those periods. The provision is based on our estimated tax liability at the end of the year, including our assessment of the probability that we will be able to utilize our net operating losses and tax credits prior to expiration.  As of September 30, 2013, the Company's estimated consolidated annual effective tax rate was 39% before considering the current year change in the valuation allowance.
Based on the Company's assessment of the uncertainty surrounding the realization of the favorable U.S. tax attributes in future tax returns in accordance with the provisions of ASC 740, Income Taxes, the Company has determined that a full valuation allowance against our otherwise recognizable U.S. net deferred tax assets is required as of September 30, 2013.  The Company has recorded a full valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.  When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies.  Should a change in circumstances lead to a change in judgment about the ability to realize deferred tax assets in future years, the Company will adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.
K.            Commitments and Contingencies
In the normal course of business, the Company and its subsidiaries may become defendants in certain product liability, patent infringement, worker claims and other litigation.  The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. The Company is not involved in any legal proceedings other than routine litigation arising in the normal course of business, none of which the Company believes will have a material adverse effect on the Company's business, financial condition or results of operations.
L.            Related Party Transactions
At September 30, 2013, the Company had $7,912,000 of cash and cash equivalents compared with $8,625,000 at December 31, 2012.  Of this amount, at September 30, 2013 and December 31, 2012, approximately $5,989,000 and $6,239,000, respectively, was invested in United States Treasury money market funds managed by a related entity (the "Fund Manager") which is related through two common directors.  One of the Company's directors, who is also a 10% stockholder, currently serves as a director and executive officer of the Fund Manager.  Another of the Company's directors serves as a director and audit committee member of the Fund Manager.  The fund transactions in 2013 and 2012 were directed solely at the discretion of Company management.

M.            Subsequent Events
On October 4, 2013, the Company entered into a new employment agreement with Gregory P. Anderson (the "Anderson Employment Agreement") under which Mr. Anderson will continue to serve as the Company's President and Chief Executive Officer, effective as of November 2, 2013. Under the Anderson Employment Agreement, Mr. Anderson receives an annual base salary of $200,000 and is eligible to receive annual bonuses based upon the achievement of certain management objectives determined by the Compensation Committee of the Company's Board of Directors (the "Compensation Committee"). The term of the Anderson Employment Agreement is two years, starting on its effective date.

On October 7, 2013, the Company announced that its Board of Directors appointed Michael J. Ferrantino to serve as the Company's Executive Vice Chairman and as the Executive Chairman of M-tron Industries, Inc., the Company's principal operating subsidiary. Previously, Mr. Ferrantino, age 70, served as the President and Chief Executive Officer of Valpey-Fisher Corporation from September 2002 until November 2009. From January 2002 until September 2002, Mr. Ferrantino served as the President of the Micro Networks Division of Integrated Circuit Systems, Inc. From prior to 2000 until January 2002, Mr. Ferrantino served as the President and Chief Executive Officer of Micro Networks Corporation, and from April 2000 to January 2002, he served as Chairman of the Board of Directors of Micro Networks Corporation. Currently, Mr. Ferrantino serves as the Chairman of the Board of Directors for Spectra Analysis Instruments, Inc.

On October 17, 2013, the Company's management initiated a restructuring plan to realign its customer support operations across all of the Company's locations and to reduce structural costs by at least 10% in an effort to gain efficiencies in providing customer support.  Expenses related to this plan are expected to result in a one-time charge during the fourth quarter of 2013 of between $600,000 and $800,000, of which between approximately $250,000 and $325,000, respectively, will be non-cash.  Restructuring activities are expected to be substantially completed by December 31, 2013.

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
In this section, the Company's primary market segments are referred to as Internet Communications Technology ("ICT") and as Aerospace and Defense ("Aero/Defense").  In several of the Company's prior filings and other disclosure, management referred to these market segments as Telecommunications, or "Telecom", and Military, Instrumentation, Space and Avionics, or "MISA", respectively.  The Company has not changed its primary market segments or the composition thereof, but is using ICT and Aero/Defense to refer to those market segments in order to utilize more widely accepted market or industry descriptions.
Results of Operations
Three months ended September 30, 2013, compared to three months ended September 30, 2012
Consolidated Revenues and Gross Margin
Consolidated revenues decreased by $1,209,000, or 16.5%, to $6,098,000, for the three-month period ended September 30, 2013, from $7,307,000 for the comparable period in 2012.  The decrease is primarily due to reduced demand from existing customers in our ICT market segment, offset by growth in our Aero/Defense market segment.  There has not been a notable structural recovery within our industry or in the markets we serve since relative weakness took hold in 2011 due to the natural disaster that affected Japan, and continued due to ongoing U.S. spending uncertainty and the instability of the economies within the Eurozone.  These systemic effects may have led to delays in infrastructure spending and relative weakness in macroeconomic growth in our industry, and it remains unclear whether there has been a permanent impairment to spending levels within the markets we serve.
As of September 30, 2013, the Company's order backlog was $8,446,000, which was a decrease of 6.9% compared to the backlog as of June 30, 2013, which was $9,070,000, and a decrease of 3.4% compared to the backlog as of September 30, 2012, which was $8,745,000. The decrease in backlog is due primarily to a year-over-year decline in orders from existing customers.
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
Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues decreased to 22.4% from 24.5% for the three-month period ended September 30, 2013, compared to the same prior year period.  The decrease was primarily due to a 16.5% decrease in revenues from the comparable period in 2012. The Company is focusing research and development efforts on the development of products that will serve additional segments of the timing and frequency control markets, as well as added sales efforts to gain market share in wireless infrastructure, aerospace, energy exploration, homeland security, military communications and personnel protection.

Operating Loss
Operating loss of ($1,181,000) for the three months ended September 30, 2013, increased by $725,000 compared to an operating loss of ($456,000) for the comparable period in 2012.  The increase in operating loss was due to a 16.5% decrease in revenues and a $299,000 increase in engineering, selling and administrative expenses, driven primarily by strategic investments in both demand creation and research and development efforts.
Stock-Based Compensation
Stock-based compensation expense was $135,000 and $92,000 for the three months ended September 30, 2013 and 2012, respectively. Compensation expense related to stock-based compensation is recognized over the applicable vesting periods. As of September 30, 2013, there was approximately $426,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements.
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

Interest Expense, Net
Interest expense, net, was $4,000 for the three months ended September 30, 2013, which was a decrease of $19,000, from $23,000, for the three months ended September 30, 2012. The decrease was due to a reduction in the average outstanding balance on MtronPTI's credit facilities for the three months ended September 30, 2013, compared with the same prior year period.
Income Taxes
The Company recorded a benefit of $0 and $147,000 for income taxes, respectively, in the three months ended September 30, 2013 and 2012. Foreign tax expense of $0 and $10,000, respectively were provided in each of those periods.  The provision is based on our estimated tax liability at the end of the year, including our assessment of the probability that we will be able to utilize our net operating losses and tax credits prior to expiration.  As of September 30, 2013, the Company's estimated consolidated annual effective tax rate was 39% before considering the current year change in the valuation allowance.
Based on the Company's assessment of the uncertainty surrounding the realization of the favorable U.S. tax attributes in future tax returns in accordance with the provisions of ASC 740, Income Taxes, the Company has determined that a full valuation allowance against our otherwise recognizable U.S. net deferred tax assets is required as of September 30, 2013.  The Company has recorded a full valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.  When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies.  Should a change in circumstances lead to a change in judgment about the ability to realize deferred tax assets in future years, the Company will adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.

Net Loss
Net loss for the three months ended September 30, 2013, was ($1,199,000) compared to a net loss of ($314,000) for the comparable period in 2012. The increased loss is primarily due to the 16.5% decline in revenues compared to the same period in 2012. Basic and diluted net loss per share for the three month period ended September 30, 2013, was ($0.46) compared to a net loss per share of ($0.12) for the third quarter of 2012.
Nine months ended September 30, 2013, compared to nine months ended September 30, 2012
Consolidated Revenues and Gross Margin
Consolidated revenues decreased by $1,602,000, or 7.3%, to $20,461,000 for the nine-month period ended September 30, 2013, from $22,063,000 for the comparable period in 2012.  The decrease is primarily due to reduced demand from existing customers in our ICT market segment, offset by growth in our Aero/Defense market segment. There has not been a notable structural recovery within our industry or in the markets we serve since relative weakness took hold in 2011 due to the natural disaster that affected Japan, and continued due to ongoing U.S. spending uncertainty and the instability of the economies within the Eurozone.  These systemic effects may have led to delays in infrastructure spending and relative weakness in macroeconomic growth in our industry, and it remains unclear whether there has been a permanent impairment to spending levels within the markets we serve.
As of September 30, 2013, the Company's order backlog was $8,446,000, which was a decrease of 3.0% compared to the backlog as of December 31, 2012, which was $8,703,000, and a decrease of 3.4% compared to the backlog as of September 30, 2012, which was $8,745,000. The decrease in backlog from December 31, 2012 and September 30, 2012, is due primarily to a year-over-year decline in orders from existing customers.
Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues increased to 27.2% for the nine-month period ended September 30, 2013, from 24.5% for the comparable period in 2012.  The increase in gross margin is due to a more favorable product mix and margin improvement initiatives. The Company is focusing research and development efforts on the development of products that will serve additional segments of the timing and frequency control markets, as well as added sales efforts to gain market share in wireless infrastructure, aerospace, energy exploration, homeland security, military communications and personnel protection.
Operating Loss
Operating loss of ($2,277,000) for the nine months ended September 30, 2013, increased by approximately $730,000 compared to the operating loss for the comparable period in 2012 of ($1,547,000). The increased operating loss was due to a 7.3% decline in revenue and a 12.8% increase in engineering, selling and administrative expense, offset by a 2.7% improvement in gross margin for the nine months ended September 30, 2013, as compared to the same prior year period.
Stock-Based Compensation
Stock-based compensation expense was $388,000 and $270,000 for the nine months ended September 30, 2013 and 2012, respectively.
Interest Expense, Net
Interest expense, net was $33,000 for the nine-month period ended September 30, 2013, which was a decrease of $45,000 from $78,000 for the comparable period in 2012.  The decrease was due to a reduction in the average outstanding balance on MtronPTI's credit facilities for the nine months ended September 30, 2013, compared with the same prior year period.

Income Taxes
The Company recorded a provision of ($3,922,000) and a benefit of $524,000 for income taxes, respectively, in the nine months ended September 30, 2013 and 2012. Foreign tax benefits of $0 and $7,000, respectively were provided in each of those periods. The provision is based on our estimated tax liability at the end of the year, including our assessment of the probability that we will be able to utilize our net operating losses and tax credits prior to expiration.  As of September 30, 2013, the Company's estimated consolidated annual effective tax rate was 39% before considering the current year change in the valuation allowance.
Based on the Company's assessment of the uncertainty surrounding the realization of the favorable U.S. tax attributes in future tax returns in accordance with the provisions of ASC 740, Income Taxes, the Company has determined that a full valuation allowance against our otherwise recognizable U.S. net deferred tax assets is required as of September 30, 2013.  The Company has recorded a full valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.  When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies.  Should a change in circumstances lead to a change in judgment about the ability to realize deferred tax assets in future years, the Company will adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.
Net Loss
Net loss for the nine-month period ended September 30, 2013, was ($6,246,000) compared to ($1,122,000) for the comparable period in 2012.  The increased loss is primarily due to an increase in the valuation allowance of $3,922,000 against the Company's deferred tax assets as of June 30, 2013, the 7.3% decline in revenues, and the 12.8% increase in engineering, selling and administrative expenses, offset by the 2.7% improvement in gross margin, compared to the same period in 2012.  Basic and diluted net loss per share for the nine months ended September 30, 2013, was ($2.40) compared with ($0.43) for the nine months ended September 30, 2012.
On October 17, 2013, management initiated a restructuring plan to realign its customer support operations across all of the Company's locations and to reduce structural costs by at least 10% in an effort to gain efficiencies in providing customer support.  Expenses related to this plan are expected to result in a one-time charge during the fourth quarter of 2013 of between $600,000 and $800,000, of which between approximately $250,000 and $325,000, respectively, will be non-cash.  Restructuring activities are expected to be substantially completed by December 31, 2013.  We expect that these changes, along with the Company's investments in product development and in added sales efforts to gain market share in our target market segments, will improve our operating performance while supporting the Company's ability to grow over the medium and long term.
Liquidity and Capital Resources
The Company's cash and cash equivalents, and investments in marketable securities at September 30, 2013, totaled $7,973,000, a decrease of $696,000 compared to $8,669,000 at December 31, 2012.  Specifically, cash and cash equivalents decreased by $713,000, from $8,625,000 at December 31, 2012 to $7,912,000 at September 30, 2013. At September 30, 2013, MtronPTI had approximately $1,086,000 outstanding and available borrowing capacity of approximately $414,000 under its revolving line of credit with Chase (as defined below), compared with $1,249,000 outstanding and available borrowing capacity of $251,000 at December 31, 2012.
Cash used in operating activities was ($60,000) for the nine months ended September 30, 2013, compared to cash provided by operating activities of $1,000 for the nine months ended September 30, 2012.  The decrease in cash used in operations was due primarily to a net loss of ($6,246,000) and a decrease in trade accounts payable, accrued compensation and commissions expense and other accrued liabilities of ($827,000), offset by a deferred tax provision of $3,922,000, a decrease in accounts receivable of 1,072,000, a decrease in inventory of $524,000, a decrease in other assets of $354,000, impairment of note receivable of $11,000, stock-based compensation of $388,000 and depreciation and amortization of $742,000, for the first nine months of 2013, compared to a net loss of ($1,122,000), a deferred income tax benefit of ($524,000) and an increase in other assets of ($24,000), offset by an increase in trade accounts payable, accrued compensation and commissions expense, and other accrued liabilities of $323,000, a decrease in accounts receivable of $260,000, a decrease in inventory of $242,000, an increase in stock-based compensation of $270,000, and depreciation and amortization of $576,000, for the nine months ended September 30, 2012.

Cash used in investing activities was ($351,000) for the nine months ended September 30, 2013, compared to ($805,000) for the same period in 2012. The decrease was due primarily to a reduction in spending on software to replace the Company's enterprise resource planning systems, which project was substantially completed in 2012.
Cash used in financing activities was ($302,000) for the nine months ended September 30, 2013, compared with ($3,421,000) for the same period in 2012. The change was due primarily to a decrease in net repayments on notes payable to bank of 1,413,000 and a decrease in repayments on long-term debt of $197,000 as compared to the nine months ended September 30, 2012, and an increase in restricted cash of ($1,500,000) during the first nine months of 2012, which was assigned to Chase as additional security for MtronPTI's obligations under the Chase Loan Agreement (as defined below).
At September 30, 2013, total liabilities of $3,931,000 were $1,048,000 less than the total liabilities at December 31, 2012, of $4,979,000.  The decrease was due to a decrease in accounts payable of $914,000, a decrease in borrowings under the Chase Revolving Loan (as defined below) of $163,000, a decrease in accrued compensation and commissions expense of $84,000 and the payoff of the Chase Term Loan (as defined below) balance of $58,000, offset by an increase of ($171,000) in accrued other expenses.
On June 30, 2011, certain of the Company's subsidiaries, together referred to as MtronPTI, entered into a loan agreement with J.P. Morgan Chase Bank, N.A. ("Chase"), which was amended on June 28, 2012, September 28, 2012, June 30, 2013 and September 19, 2013 (the "Chase Loan Agreement").  The Chase Loan Agreement currently provides for a revolving line of credit in the amount of $1,500,000, to be used solely for working capital needs (the "Chase Revolving Loan"), and matures on June 30, 2014, provided that the Chase Loan Agreement may be extended for up to three 12-month renewal terms upon written request by MtronPTI and approval by Chase.  The Chase Revolving Loan bears interest at the greater of (x) Chase's prime rate or (y) the one-month LIBOR rate plus 2.50% per annum (3.25% at September 30, 2013), with interest due and payable on a monthly basis and the outstanding principal balance plus all accrued but unpaid interest due and payable on the maturity date.
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

As additional security for MtronPTI's obligations under the Chase Loan Agreement, MtronPTI has made a cash collateral deposit of $1,500,000 with Chase and entered into an Assignment of Deposit agreement with Chase providing Chase with a security interest in the account holding the deposit. The amount of the cash collateral deposit with Chase is included in restricted cash in the accompanying consolidated balance sheets as of September 30, 2013 and December 31, 2012.  The related Assignment of Deposit agreement restricts MtronPTI's ability to withdraw any portion of the deposit and does not allow MtronPTI to assign the deposit or any part thereof.
The Chase Loan Agreement also contains a variety of affirmative and negative covenants, including, but not limited to, a financial covenant that MtronPTI maintain tangible net worth net less than $6,000,000. As of September 30, 2013, MtronPTI was in compliance with all covenants under the Chase Loan Agreement.
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
The Company meets these conditions upon shipment because title and risk of loss passes to the customer at that time.  However, the Company offers a limited right of return and/or authorized price protection provisions in its agreements with certain electronic component distributors who resell the Company's products to original equipment manufacturers or electronic manufacturing services companies.  As a result, the Company estimates and records a reserve for future returns and other charges against revenue at the time of shipment consistent with the terms of sale. The reserve is estimated based on historical experience with each respective distributor.  The amount of these reserves at September 30, 2013, is not material to the financial statements.

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

Income Taxes
Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The future recoverability of the Company's net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards. At September 30, 2013, the Company recognized a full valuation allowance against the Company's net deferred tax assets.  The valuation allowance was calculated in accordance with the provisions of ASC 740, Income Taxes, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance.  The Company's forecast of a three-year cumulative loss for the years 2011 through 2013, in the view of management, represents sufficient negative evidence to require a valuation allowance under the provisions of ASC 740, Income Taxes.  We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

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
Item 3.                        Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.
 Item 4.                        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company's principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on their evaluation of the Company's disclosure controls and procedures, the Company's principal executive officer and principal financial officer, with the participation of the Company's management, have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2013, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended September 30, 2013, there were no changes in the Company's internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.                                      Legal Proceedings.

None.
Item 1A.                                      Risk Factors.

    None.

Item 2.                                      Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of our common stock during the quarter ended September 30, 2013:
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs

July 1, 2013 to July 31, 2013	--	$--	--	478,751
August 1, 2013 to August 31, 2013	947	5.63	947	477,804
September 1, 2013 to September 30, 2013	2,783	5.78	2,783	475,021
	3,730	$5.74	3,730	--

(1)
       All of the shares purchased during the quarter ended September 30, 2013, were purchased under our publicly announced repurchase program. On August 29, 2011, we announced that our Board of Directors authorized the repurchase of up to 100,000 shares, increasing the total number of shares authorized to be repurchased under our repurchase program to 540,000 shares. There is no expiration date for this program.

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

THE LGL GROUP, INC.

Date: November __, 2013	By:
Gregory P. Anderson
President and Chief Executive Officer (Principal Executive Officer)

Date: November __, 2013	By:
R. LaDuane Clifton
Chief Financial Officer (Principal Financial Officer)

Date: November __, 2013	By:
James L. Williams Corporate Controller (Principal Accounting Officer)