Form 10-Q/A
period 2013-09-30
LGL GROUP INC
filed 2013-11-15
CIK 61004

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

EXPLANATORY NOTE

This Amendment No. 1 (this "Amendment") to the Quarterly Report on Form 10-Q of The LGL Group, Inc. (the "Company") for the quarter ended September 30, 2013 (the "Original Filing"), originally filed with the U.S. Securities and Exchange Commission (the "SEC") on November 14, 2013, is being filed to correct the unintentional omission of conformed signatures.

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

THE LGL GROUP, INC.

Date: November 14 , 2013	By:	/s/ Gregory P. Anderson
Gregory P. Anderson
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14 , 2013	By:	/s/ R. LaDuane Clifton
R. LaDuane Clifton
Chief Financial Officer (Principal Financial Officer)

Date: November 14 , 2013	By:	/s/ James L. Williams
James L. Williams Corporate Controller (Principal Accounting Officer)