Form 10-Q/A
period 2013-09-30
LGL GROUP INC
filed 2013-11-19
CIK 61004

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at November 12, 2013
Common Stock, $0.01 par value	2,581,145

EXPLANATORY NOTE
This Amendment No. 2 (this "Amendment") to the Quarterly Report on Form 10-Q of The LGL Group, Inc. (the "Company") for the quarter ended September 30, 2013, originally filed with the U.S. Securities and Exchange Commission (the "SEC") on November 14, 2013, and amended on November 15, 2013 (as amended, the "Original Filing"), is being filed to correct the number of shares outstanding on the cover page of the Original Filing, which number was stated incorrectly as a result of a typographical error, and to include new certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
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

PART II
OTHER INFORMATION

Item 6. Exhibits.
The following is a list of exhibits filed as part of this Form 10-Q:
Exhibit No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***
____________
* Filed herewith
** Previously filed with Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the SEC on November 15, 2013.
***            Previously filed with Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the SEC on November 15, 2013.  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LGL GROUP, INC.

Date: November 19, 2013	By:	/s/ Gregory P. Anderson
Gregory P. Anderson
President and Chief Executive Officer (Principal Executive Officer)

Date: November 19, 2013	By:	/s/ R. LaDuane Clifton
R. LaDuane Clifton
Chief Financial Officer (Principal Financial Officer)

Date: November 19, 2013	By:	/s/ James L. Williams
James L. Williams Corporate Controller (Principal Accounting Officer)

3