Form 10-K
period 2013-12-31
LGL GROUP INC
filed 2014-03-31
CIK 61004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549
_________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended:  December 31, 2013
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
Yes ☐ No ☒
The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant's common stock on the last business day of the registrant's most recently completed second fiscal quarter of $6.53, was $14,103,435.  Solely for the purpose of this calculation, shares held by directors and executive officers of the registrant have been excluded.  Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.
The number of outstanding shares of the registrant's common stock was 2,594,784 as of March 28, 2014.

THE LGL GROUP, INC.

i

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
Examples of forward-looking statements include, but are not limited to, statements regarding efforts to grow revenue, expectations regarding fulfillment of backlog, future benefits to operating margins and the adequacy of cash resources.  These statements may be found under "Item 1. Business", and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as in this Annual Report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Item 1A. Risk Factors".  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report on Form 10-K will in fact be accurate.  Further, we do not undertake any obligation to publicly update any forward-looking statements.  As a result, you should not place undue reliance on these forward-looking statements.
Item 1.	Business.
The LGL Group, Inc., incorporated in 1928 under the laws of the State of Indiana and reincorporated under the laws of the State of Delaware in 2007, manufactures and markets highly-engineered electronic components used to control the frequency or timing of signals in electronic circuits.  These components provide low noise and base accuracy for lab instruments, ensure reliability and security in aerospace and defense communications, and synchronize data transfers throughout the wireless and internet infrastructure.  The LGL Group, Inc. and its subsidiaries (collectively, the "Company") maintains its executive offices at 2525 Shader Road, Orlando, Florida, 32804.  The Company's telephone number is (407) 298-2000.  The Company's common stock and warrants are traded on the NYSE MKT under the symbols "LGL" and "LGL WS", respectively.
The Company operates through its principal subsidiary, M-tron Industries, Inc. ("Mtron"), which includes the operations of its subsidiary, M-tron Industries, Ltd., as well as the operations of its subsidiary, Piezo Technology, Inc. ("PTI") and PTI's subsidiary Piezo Technology India Private Ltd.  The combined operations of Mtron and PTI and their subsidiaries are referred to herein as "MtronPTI."  MtronPTI has operations in Orlando, Florida, Yankton, South Dakota, Yantai, China and Noida, India.  MtronPTI also has sales offices in Sacramento, California, Eindhoven, The Netherlands, Hong Kong and Shanghai, China.
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
Overview of MtronPTI
MtronPTI designs, manufactures and sells standard and custom-engineered electronic components that are used primarily to control the frequency or timing of signals in electronic circuits.  Its devices, which are commonly called frequency control devices, are used extensively in infrastructure equipment for the telecommunications and network equipment industries, as well as in electronic systems for applications in defense, aerospace, earth-orbiting satellites, medical devices, instrumentation, industrial devices and global positioning systems.

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
MtronPTI has nearly 50 years of experience designing, manufacturing and marketing highly-engineered, high reliability frequency control products.  Its customers rely on the skills of MtronPTI's engineering and design team to help solve frequency control problems during all phases of their products' life cycles, including product design, prototyping, manufacturing, and subsequent product improvements.
MtronPTI's Objectives
MtronPTI has built on the strength of its core expertise in packaged quartz crystal oscillator and electronic filter technologies to become a leading supplier to original equipment manufacturers ("OEMs") that supply equipment with high-performance frequency control needs.  MtronPTI seeks to grow through strong penetration of the frequency control industry with a broad portfolio of filter and timing products designed to serve the need for precision and high reliability within the markets we serve.  MtronPTI is continuing its efforts to grow beyond its legacy as a components company by expanding its product offerings and focusing a portion of its development efforts towards timing module and RF subsystem products.
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
MtronPTI's objective is to provide its clients with supply chain solutions that reduce lead times, and that effectively manage both quality and costs.  MtronPTI has a wholly-owned production facility in Noida, India, as well as long-standing relationships with offshore contract manufacturers, which provide a competitive advantage through lower manufacturing costs.  MtronPTI seeks to leverage its capabilities in India, and to continue efforts with its contract manufacturers to increase technological support and infrastructure, leading to expanded capabilities to serve MtronPTI's clients.
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
MtronPTI believes that it can enhance its business opportunities by acquiring technology, product portfolios, new design capabilities, and/or access to a portfolio of targeted customers.  Some of these may offer immediate sales opportunities, while others may meet longer-term objectives.  On January 31, 2014, MtronPTI completed the acquisition of certain filter product line assets from Trilithic, Inc. ("Trilithic"), which added certain RF & microwave products to the Company's portfolio, and added new clients in the cellular, aerospace and defense, and other wireless markets.  It intends to continue seeking similar opportunities to expand the Company's intellectual property position or enhance its market position by making strategic acquisitions, or by acquiring or licensing technology.

Recent Developments
Acquisition of Trilithic Filter Product Line Assets
On January 31, 2014, MtronPTI entered into an asset purchase agreement with Trilithic pursuant to which it acquired certain of Trilithic's filter product line assets for cash consideration of $700,000.  The acquired assets include intellectual property and equipment for Trilithic's fixed and tunable frequency filter products used in cellular, aerospace and defense, and other wireless applications.  The Company expects that this investment will further strengthen and differentiate MtronPTI's high reliability RF & microwave portfolio, providing increased service to aerospace, defense and internet communication technology clients.
Strategic Review
As first announced on June 13, 2013, the Company's Board of Directors formed a special committee (the "Special Committee") to conduct a strategic review of opportunities that are economically attractive to stockholder value creation.  During Q3 2013, the Special Committee assessed alternatives to grow stockholder value and determined that the best course was to pursue organic growth led by changes to capital allocation.  As a result, the Company has implemented a number of significant actions:
·	On August 6, 2013, a distribution of warrants was made to the Company's stockholders in order to return a portion of the Company's future value to stockholders.
·
On October 1, 2013, Mr. Michael Ferrantino, Sr., a 40-year veteran of the RF and microwave industry, was appointed as Vice Chairman of the Company's Board of Directors and Executive Chairman of MtronPTI.

·
On October 17, 2013, management initiated a restructuring plan to realign our customer support operations across all of our locations with a target of reducing structural costs by at least 10%, which was substantially completed during the fourth quarter of 2013.

·
On January 31, 2014, MtronPTI entered into an asset purchase agreement with Trilithic pursuant to which it acquired certain of Trilithic's filter product line assets, which included intellectual property and equipment for Trilithic's fixed and tunable frequency filter products used in cellular, aerospace and defense, and other wireless applications.

·
On March 6, 2014, MtronPTI announced the appointment of Mr. Conrad Jordan, who has more than 20-years' experience in RF and microwave new product development and engineering, as Timing Products Vice President and Business Center Manager of MtronPTI, with overall responsibility for research and development, and the business results of MtronPTI's timing products division.

Through these actions, the Company seeks to leverage its core strength as an engineering and technical leader within the markets it serves, and to reinvigorate its intellectual property position through investments in both organic development efforts and in acquisitions or joint ventures that add differentiated product offerings, expanded client access, or new capabilities to the enterprise.  We expect that these and other investments in the future will strengthen and differentiate MtronPTI's high reliability RF and microwave portfolio, providing increased service to aerospace, defense, instrumentation and internet communication technology clients.
On March 25, 2014, the Company issued a press release announcing its financial results for the three months and the year ended December 31, 2013, and summarizing the results of its strategic review process.
Products
MtronPTI's products are high quality, reliable, technically advanced frequency control devices, including packaged quartz crystals, oscillators incorporating those crystals and electronic filter products.  The October 2002 acquisition of Champion Technologies provided MtronPTI an entry to the timing modules market.  The September 2004 acquisition of PTI provided MtronPTI with its families of very precise oven-controlled crystal oscillators and its electronic filter products.  The 2014 acquisition of Trilithic's filter product line provided MtronPTI with a family of tubular and mechanically-tuned filters, and added to its portfolio of lumped element ("LC") and custom cavity filters.

MtronPTI designs and produces a wide range of custom-designed, high-performance, high-reliability timing and filter products that are used to control frequency within electronic circuits.  MtronPTI provides a broad array of frequency control products which utilize various methods and techniques to control frequency and provide a high level of stability over a wide range of operating conditions with very low phase noise.  The variety of features in MtronPTI's product family offers its OEM clients a wide range of options that can be utilized to add performance features to their products.
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
Timing and filter products are also designed for military, avionics, and industrial applications.  Military uses include flexible communication platforms, remote sensing, personnel protection, radar, guidance and armaments.  Avionics applications include radar, ground and flight control systems.  Industrial applications include security systems, metering systems, electronic test instruments and industrial control systems.  MtronPTI's products are also used in medical instrumentation, energy exploration, smart grid, as well as in various computer peripheral equipment such as storage devices, printers, modems, monitors, video cards and sound cards.
The vast majority of MtronPTI's products are custom-designed for requirements of specific OEM systems.  The expected business life of these products ranges from less than one year to more than 10 years, depending on the application.  Some of the customizations are modest changes to existing product designs, while others are major product redesigns or new product platforms.  MtronPTI monitors the level of these major new designs and uses them as an internal metric of its engineering effectiveness.  Typically, approximately 10% to 20% of MtronPTI's revenue has come from major new designs or new product platforms that have been introduced in the preceding three years.
MtronPTI's hybrid timing module products combine timing system functions, including analog, digital and software, into a small, self-contained module to reduce design time and risk by combining precision oscillators (quartz or MEMs) with GPS clock receivers and/or packet synchronization software based on the IEEE 1588 standard.  In addition, MtronPTI has expanded its up-market filter offerings through development of its tunable filter platform, including both digitally and mechanically-tuned filters, and its integration of capabilities in products such as switched filter banks.
Manufacturing and Operations
MtronPTI's operations are located in Orlando, Florida, Yankton, South Dakota, Yantai, China and Noida, India.  MtronPTI also has sales offices in Sacramento, California, Eindhoven, The Netherlands, Hong Kong and Shanghai, China. MtronPTI owns one building in Orlando, Florida, containing approximately 71,000 square feet on approximately seven acres of land.  MtronPTI owns two buildings in Yankton, South Dakota, containing a combined total of approximately 32,000 square feet on approximately 11 acres of land, which property is subject to security deeds relating to loans.  The Company leases approximately 13,000 square feet of office and manufacturing space in Noida, India, approximately 700 square feet of office space in Hong Kong, approximately 400 square feet of office space in Shanghai, China, approximately 60 square feet of office space in Yantai, China, approximately 400 square feet of office space in Sacramento, California and approximately 400 square feet of office space in Eindhoven, The Netherlands.
MtronPTI has established long-term relationships with several contract manufacturers in Asia.  Approximately 16.3% of MtronPTI's revenues in 2013 were attributable to two such contract manufacturers with production locations in both Korea and China.  MtronPTI maintains a rigorous quality control system and is an ISO 9001/2008 and AS 9100 Rev. C qualified manufacturer.  MtronPTI's Hong Kong subsidiary (M-tron Industries, Ltd.) does not manufacture, but acts as a customer support center for its parent company.

Research and Development
Research and development expense was approximately $2,285,000 and $2,005,000 in 2013 and 2012, respectively.
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
In 2013, MtronPTI's largest customer, an electronics contract manufacturing company, accounted for $2,840,000, or 10.8%, of the Company's total revenues, compared to $2,914,000, or 9.8%, in 2012.  At December 31, 2013, three of MtronPTI's largest customers accounted for approximately $905,000 of accounts receivable, or 27.6% of MtronPTI's accounts receivable, compared to approximately $1,880,000, or 42.4%, at the end of 2012. The Company carefully evaluates the creditworthiness of its customers in deciding to extend credit, and utilizes letters of credit to further limit credit risk for export sales.
Seasonality
MtronPTI's business is not seasonal.
Domestic Revenues
MtronPTI's domestic revenues were $13,797,000 in 2013, or 52.7% of total consolidated revenues, compared to $15,087,000, or 50.8% of total consolidated revenues, in 2012.
International Revenues
MtronPTI's international revenues were $12,404,000 in 2013, or 47.3% of total consolidated revenues, compared to $14,619,000, or 49.2% of total consolidated revenues, in 2012.  In each of 2013 and 2012, these revenues were derived mainly from customers in Malaysia and China, with additional significant sales in Hong Kong and Thailand.  MtronPTI avoids significant currency exchange risk by transacting and settling substantially all international sales in United States dollars.

Risks Attendant to Foreign Operations
See Part I, Item 1A. "Risk Factors," "We have significant international operations and sales to customers outside of the United States that subject us to certain business, economic and political risks," for a discussion of the risks attendant to our foreign operations.
Order Backlog
At December 31, 2013, MtronPTI's order backlog was $8,601,000, which was a decrease of 1.2% compared to a backlog of $8,703,000 at December 31, 2012.  The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent, which we have determined are firm orders and likely to proceed.  Although backlog represents only firm orders that are considered likely to be fulfilled within the 12 months following receipt of the order, cancellations or scope adjustments may and do occur.
Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any.  The Company expects to fill its entire 2013 order backlog in 2014, but cannot provide assurances as to what portion of the order backlog will be fulfilled in a given year.
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
Competition
Frequency control devices are sold in a highly competitive industry.  There are numerous domestic and international manufacturers who are capable of providing custom-designed timing and filter products comparable in quality and performance to MtronPTI's products.  Competitors include, but are not limited to, Vectron International (division of Knowles Corporation ), K&L Microwave (division of Dover Corporation), CTS Corporation, and Rakon Limited.  MtronPTI does not operate in the same markets as high volume manufacturers of standard products; rather it focuses on manufacturing lower volumes of more precise, custom designed frequency control devices.  Many of MtronPTI's competitors and potential competitors have substantially greater financial, engineering, manufacturing and marketing resources than MtronPTI.
MtronPTI seeks to manufacture custom-designed, high-performance, high-reliability timing and filter products, which it believes it can sell competitively based upon performance, quality, order response time and a high level of engineering support.  MtronPTI believes that its main competitive advantages include its technical skill, intellectual property, and ability to bring to customers new product designs as well as final manufactured products faster than its competitors, thus being more responsive to its customers' design and supply chain requirements.
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
Employees
As of December 31, 2013, the Company employed 153 people (full-time equivalents):  three within corporate headquarters and 150 within its subsidiary, MtronPTI, which includes 43 in Yankton, South Dakota, 92 in Orlando, Florida, four in Hong Kong, eight in Noida, India, two in Shanghai, China and one in Yantai, China.  In 2013, there was a net reduction in its headcount of 31 as part of its restructuring plan to improve operational efficiency.  None of the Company's employees are represented by a labor union and the Company considers its employee relations to be good.
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

Item 1A.                          Risk Factors.
Investing in our securities involves risks.  Before making an investment decision, you should carefully consider the risks described below.  Any of these risks could result in a material adverse effect on our business, financial condition, results of operations, or prospects, and could cause the trading price of our securities to decline, resulting in a loss of all or part of your investment.
Risks Related to Our Business and Industry
We are dependent on a single line of business.
We are currently engaged in the design, manufacture and marketing of standard and custom-engineered electronic components that are used primarily to control the frequency or timing of signals in electronic circuits, and we do not offer any other products.  Virtually all of MtronPTI's 2013 and 2012 revenues came from sales of frequency control devices, which consist of packaged quartz crystals, oscillator modules, electronic filters and integrated modules.  We expect that this product line will continue to account for substantially all of MtronPTI's revenues in 2014.
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
We experience fluctuations in our operating results. Some of the principal factors that contribute to these fluctuations include: changes in demand for our products; our effectiveness in managing manufacturing processes, costs and inventory; our effectiveness in engineering and qualifying new product designs with our OEM customers and in managing the risks associated with bringing those new products into production; changes in the cost and availability of raw materials, which often occur in the electronics manufacturing industry and which affect our margins and our ability to meet delivery schedules; macroeconomic and served industry conditions; and events that may affect our production capabilities, such as labor conditions and political instability. In addition, due to the prevailing economic climate and competitive differences between the various market segments which we serve, the mix of sales between our communications, networking, aerospace, defense, industrial and instrumentation market segments may affect our operating results from period to period.
We had a net loss of approximately ($8,219,000), which included an increase of $5,661,000 in the Company's valuation allowance against deferred tax assets, and ($1,320,000) for the years ended December 31, 2013 and 2012, respectively. Our revenues are derived solely from our operating subsidiary, MtronPTI, and its future rate of growth and profitability are highly dependent on the development and growth of demand for our products in the communications, networking, aerospace, defense, instrumentation and industrial markets, which are cyclical.
On October 17, 2013, our management initiated a restructuring plan to realign our customer support operations across all of our locations with a target of reducing structural costs by at least 10% in an effort to gain efficiencies.  Expenses related to this plan resulted in a one-time charge of approximately $648,000, of which approximately $249,000, was non-cash.  Implementation of this restructuring plan was substantially completed during the fourth quarter of 2013.
On January 31, 2014, MtronPTI entered into an asset purchase agreement with Trilithic pursuant to which it acquired certain of Trilithic's filter product line assets for cash consideration of $700,000. The acquired assets include intellectual property and equipment for Trilithic's fixed and tunable frequency filter products used in cellular, military and other wireless applications. We expect that this investment will further strengthen and differentiate MtronPTI's high reliability RF and microwave portfolio, providing increased service to aerospace, defense, instrumentation, and internet communication technology clients.

Although we expect our strategic restructuring and Trilithic asset purchase to improve our operating performance and further strengthen and differentiate our high reliability RF and microwave portfolio, we cannot assure you that these investments or any other courses of action we implement will return us to profitability.
We have a large customer that accounts for a significant portion of our revenues, and the loss of this customer, or decrease in their demand for our products, could have a material adverse effect on our results.
In 2013, MtronPTI's largest customer, an electronics contract manufacturing company, accounted for $2,840,000, or 10.8%, of the Company's total revenues, compared to $2,914,000, or 9.8%, in 2012. The loss of this customer, or a decrease in their demand for our products, could have a material adverse effect on our results.
A relatively small number of customers account for a significant portion of our accounts receivable, and the insolvency of any of these customers could have a material adverse impact on our liquidity.
At December 31, 2013, three of MtronPTI's largest customers accounted for approximately $905,000, or 27.6%, of accounts receivable, compared to approximately $1,880,000, or 42.4%, at the end of 2012.  The insolvency of any of these customers could have a material adverse impact on our liquidity.
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
MtronPTI relies upon one contract manufacturer for a significant portion of its finished products, and a disruption in that relationship could have a negative impact on our revenues.
In 2013, approximately 16.3% of our revenue was attributable to finished products that were manufactured by two independent contract manufacturers with production locations in both Korea and China (as compared to 24.9% in 2012), one of which ceased production of frequency control products in the fourth quarter of 2013.  We expect that the other significant manufacturer will continue to account for a significant portion of our total revenue in 2014.  We do not have a written, long-term supply contract with this manufacturer.  If this manufacturer becomes unable to provide products in the quantities needed, or at acceptable prices, or if our clients do not qualify new product designs from this manufacturer, we would have to identify and qualify acceptable replacement manufacturers or manufacture the products internally.  Due to specific product knowledge and process capability, we could encounter difficulties in locating, qualifying and entering into arrangements with replacement manufacturers.  As a result, a reduction in the production capability or financial viability of this manufacturer, or a termination of, or significant interruption in, our relationship with this manufacturer, may adversely affect our results of operations and our financial condition.

MtronPTI's future rate of growth and profitability are highly dependent on the development and growth of the communications, networking, aerospace, defense, instrumentation and industrial markets, which are cyclical.
In 2013 and 2012, the majority of MtronPTI's revenues were derived from sales to manufacturers of equipment for the communications, networking, defense, aerospace, instrumentation and industrial markets for frequency control devices, including indirect sales through distributors and contract manufacturers.  During 2014, MtronPTI expects a significant portion of its revenues to continue to be derived from sales to these manufacturers.  Often OEMs and other service providers within these markets have experienced periods of capacity shortage and periods of excess capacity, as well as periods of either high or low demand for their products.  In periods of excess capacity or low demand, purchases of capital equipment may be curtailed, including equipment that incorporates MtronPTI's products.  A reduction in demand for the manufacture and purchase of equipment for these markets, whether due to cyclical, macroeconomic or other factors, or due to MtronPTI's reduced ability to compete based on cost or technical factors, could substantially reduce MtronPTI's net sales and operating results and adversely affect our financial condition.  Moreover, if these markets fail to grow as expected, MtronPTI may be unable to maintain or grow its revenue.
The multiple variables which affect the communications, networking, aerospace, defense, instrumentation and industrial markets for equipment that require frequency control devices, as well as the number of parties involved in the supply chain and manufacturing process, can impact inventory levels and lead to supply chain inefficiencies.  As a result of these complexities, MtronPTI has limited visibility to forecast revenue projections accurately for the near and medium-term timeframes.
Market share of frequency control devices with equipment manufacturers in the communications, networking, aerospace, defense, instrumentation and industrial markets may change over time, reducing the value of our relationships with our existing customer base.
We have developed long-term relationships with our existing customers, including pricing contracts, custom designs and approved vendor status.  If these customers lose share to equipment manufacturers in the communications, networking, aerospace, defense, instrumentation and industrial markets with whom we do not have similar relationships, our ability to maintain revenue, margin or operating performance may be adversely affected.
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
We may find it difficult to comply with the financial covenants defined under our existing loan agreement, which requires that MtronPTI maintain a variety of affirmative and negative covenants, including, but not limited to, a financial covenant to maintain a certain level of tangible net worth.  As of December 31, 2013, MtronPTI was not in compliance with the tangible net worth covenant under the loan agreement and the lender waived non-compliance with this covenant as of December 31, 2013.  If prevailing business levels cause us to default on these covenants, the credit facility under our existing loan agreement may become unavailable and we may be unable to find a replacement facility or obtain additional financing on acceptable terms, or at all. This may limit our access to capital to fund our business or hinder our ability to meet our strategic objectives.
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
From time to time, we may also be subject to U.S. Government investigations relating to our or our customers' operations and products, and are expected to perform in compliance with a vast array of federal laws, including the Truth in Negotiations Act, the False Claims Act, the International Traffic in Arms Regulations promulgated under the Arms Export Control Act, and the Foreign Corrupt Practices Act.  We or our customers may be subject to reductions of the value of contracts, contract modifications or termination, and the assessment of penalties and fines, which could negatively impact our results of operations and financial condition, or result in a diminution in revenue from our customers, if we or our customers are found to have violated the law or are indicted or convicted for violations of federal laws related to government security regulations, employment practices or protection of the environment, or are found not to have acted responsibly as defined by the law.  Such convictions could also result in suspension or debarment from serving as a supplier to government contractors for some period of time.  Such convictions or actions could have a material adverse effect on us and our operating results.  The costs of cooperating or complying with such audits or investigations may also adversely impact our financial results.
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

Despite testing, errors or defects may be found in new products or upgrades after the commencement of commercial shipments.  Undetected errors and design flaws have occurred in the past and could occur in the future.  These errors could result in delays, loss of market acceptance and sales, diversion of development resources, damage to the Company's reputation, product liability claims and legal action by its customers and third parties, failure to attract new customers and increased service costs.
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
We have office and manufacturing space in Noida, India and Yantai, China, and sales offices in Eindhoven, The Netherlands, Hong Kong and Shanghai, China.  Additionally, foreign revenues for 2013 and 2012 (primarily to Malaysia and China) accounted for 47.3% of our 2013 consolidated revenues and 49.2% of our 2012 consolidated revenues.  We anticipate that sales to customers located outside of the United States will continue to be a significant part of our revenues for the foreseeable future.  Our international operations and sales to customers outside of the United States subject our operating results and financial condition to certain business, economic, political, health, regulatory and other risks, including:

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
The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions designed to improve transparency and accountability concerning the supply of certain minerals, known as "conflict minerals," originating from the Democratic Republic of Congo and adjoining countries that are believed to be benefitting armed groups.   As a result, the SEC recently adopted new due diligence, disclosure and reporting requirements for companies that manufacture products that include components containing such minerals.  Since we manufacture such products, we will be required to comply with the new SEC rules, with our first required report due in May 2014.  We expect that the compliance process will be both time-consuming and costly.  Costs associated with complying with these disclosure requirements will include diligence to determine the sources of minerals used in our products and potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of certain materials used in our products.  Because there may be only a limited number of suppliers offering "conflict free" minerals, we cannot be sure that we will be able to obtain necessary minerals from such suppliers in sufficient quantities or at competitive prices. In addition, our supply chain is complex and we may not be able to easily verify the origins for all minerals used in our products.  We may face reputational challenges with our customers and other stakeholders if our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins of minerals contained in the components included in our products through the due diligence procedures that we implement.

Risks Related to Our Securities
The prices of our common stock and warrants have fluctuated considerably and are likely to remain volatile, in part due to the limited market for our securities.
From January 1, 2013, through March 28, 2014, the high and low sales prices for our common stock were $6.94 and $4.70, respectively.  From their issuance on August 6, 2013, through March 28, 2014, the high and low sales prices for our warrants were $0.22 and $0.04, respectively.  There is a limited public market for our common stock and warrants, and we cannot provide assurances that a more active trading market will develop or be sustained.  As a result of low trading volume in our common stock and warrants, the purchase or sale of a relatively small number of securities could result in significant price fluctuations and it may be difficult for holders to sell their securities without depressing the market price for such securities.
Additionally, the market prices of our common stock and warrants may continue to fluctuate significantly in response to a number of factors, some of which are beyond our control, including the following:
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
Our officers, directors and 10% or greater stockholders control approximately 35.5% of the voting power represented by our outstanding shares of common stock as of March 28, 2014.  If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions.  This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.  This concentration of ownership may not be in the best interests of all of our stockholders.

Provisions in our corporate charter documents and under Delaware law could make an acquisition of the Company more difficult, which acquisition may be beneficial to stockholders.
Provisions in our certificate of incorporation and by-laws, as well as provisions of the General Corporation Law of the State of Delaware ("DGCL"), may discourage, delay or prevent a merger, acquisition or other change in control of the Company, even if such a change in control would be beneficial to our stockholders.  These provisions include prohibiting our stockholders from fixing the number of directors, and establishing advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our Board.
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
The Company's principal executive offices are located in Orlando, Florida within an MtronPTI operating facility.   MtronPTI's operations are located in Orlando, Florida, Yankton, South Dakota, Yantai, China and Noida, India.  MtronPTI also has sales offices in Sacramento, California, Eindhoven, The Netherlands, Hong Kong and Shanghai, China.
MtronPTI owns one building in Orlando, Florida, containing approximately 71,000 square feet on approximately seven acres of land.  MtronPTI owns two buildings in Yankton, South Dakota, containing a combined total of approximately 32,000 square feet on approximately 11 acres of land, which property is subject to security deeds relating to loans.  The Company leases approximately 13,000 square feet of office and manufacturing space in Noida, India, approximately 700 square feet of office space in Hong Kong, approximately 400 square feet of office space in Shanghai, China, approximately 60 square feet of office space in Yantai, China, approximately 400 square feet of office space in Sacramento, California and approximately 400 square feet of office space in Eindhoven, The Netherlands. It is the Company's opinion that the facilities referred to above are in good operating condition, suitable, and adequate for present uses.
Item 3.	Legal Proceedings.
None.
Item 4.	Mine Safety Disclosures.
Not applicable.

PART II
Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for Common Equity
Our common stock is traded on the NYSE MKT, under the symbol "LGL." Based upon information furnished by our transfer agent, at March 28, 2014, we had approximately 565 holders of record of our common stock.  The following table sets forth the high and low sales prices for our common stock for the periods indicated as reported by the NYSE MKT:
Fiscal Year 2014	High	Low
First Quarter (1)	$6.00	$4.71

Fiscal Year 2013	High	Low
First Quarter	$5.98	$5.11
Second Quarter	6.94	4.91
Third Quarter	6.74	5.03
Fourth Quarter	6.52	4.70

Fiscal Year 2012	High	Low
First Quarter	$9.14	$6.87
Second Quarter	7.60	6.40
Third Quarter	6.89	5.25
Fourth Quarter	6.45	4.76

(1)	From January 1, 2014 through March 28, 2014.
Stock Repurchase Program
On August 29, 2011, the Board authorized the Company to repurchase up to 100,000 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized and available for repurchase under the Company's existing share repurchase program to 540,000 shares, at such times, amounts and prices as the Company shall deem appropriate. There is no expiration date for this program. As of December 31, 2013, the Company has repurchased a total of 79,664 shares of common stock under this program at a cost of $572,000, which shares are currently held in treasury.
The following table presents information related to our repurchases of our common stock during the quarter ended December 31, 2013:
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs

October 1, 2013 to October 31, 2013	9,263	$6.06	9,263	465,758
November 1, 2013 to November 30, 2013	5,422	5.52	5,422	460,336
December 1, 2013 to December 31, 2013	--	--	--	460,336
	14,685	$5.86	14,685	--
(1)	All of the shares purchased during the quarter ended December 31, 2013, were purchased under our publicly announced repurchase program described above.

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
The selected statement of operations data for the years ended December 31, 2013 and 2012, and the selected balance sheet data as of December 31, 2013 and 2012, are derived from our audited financial statements included elsewhere in this report.  The selected statement of operations data for the years ended December 31, 2011, 2010 and 2009, and the selected balance sheet data as of December 31, 2011, 2010 and 2009, are derived from our audited financial statements not included in this report.  These financial statements have been prepared in accordance with U.S. generally accepted accounting principles.  Our historical results may not be indicative of the operating results to be expected in any future period.
	Year ended December 31,
	(in thousands, except share and per share data)
	2013	2012	2011	2010	2009
Revenues	$26,201	$29,706	$35,682	$46,656	$31,301
Operating (loss) income (a)	(4,164)	(1,782)	674	6,759	(2,154)
(Loss) income before income taxes	(4,271)	(1,844)	567	6,478	(2,503)
(Provision) benefit for income taxes	(3,948)	524	(185)	2,945	(19)
Net (loss) income	$(8,219)	$(1,320)	$382	$9,423	$(2,522)

Weighted average number of shares used in basic and diluted EPS calculation	2,595,362	2,593,741	2,572,825	2,248,180	2,200,010

Per common share:
Basic and diluted net (loss) income per common share	$(3.17)	$(0.51)	$0.15	$4.19	$(1.15)

	December 31,
	(in thousands)
	2013	2012	2011	2010	2009
Cash and cash equivalents	$7,183	$8,625	$13,709	$4,147	$3,816

Working capital	12,446	16,624	18,118	12,829	5,466

Total assets (b)	21,263	29,593	32,421	23,725	18,568

Total long-term debt (including current portion)	—	58	400	669	3,289

Stockholders' equity (b) (c)	$16,755	$24,614	$25,593	$18,696	$9,010

Notes:
(a)	Operating (loss) income is revenues less operating expenses, which excludes investment income, interest expense, gain on sale of land and equipment, other income and taxes. Included are asset impairment charges.
(b)    2009 includes retrospective adjustments due to change in accounting principle from LIFO to FIFO.
(c)	No cash dividends have been declared during the periods presented.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
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

Results of Operations
2013 Compared to 2012
Consolidated Revenues and Gross Margin
Total revenues for the year ended December 31, 2013, were $26,201,000, a decrease of 11.8% from revenues of $29,706,000 in 2012.  Net loss for the year ended December 31, 2013, was ($8,219,000), compared to ($1,320,000) in 2012.  Basic and diluted loss per share was ($3.17) for the year ended December 31, 2013, compared with ($0.51) for the year ended December 31, 2012.  The decrease in 2013 revenues was primarily due to reduced demand and price compression in the Internet Communications Technology ("ICT") market segment, and to a lesser degree, reduced demand from existing customers within the Aerospace and Defense ("Aero/Defense") market segment.  The competitive environment of the frequency control industry, as well as effects of the U.S. budget sequestration and related government spending uncertainty continue to impact business levels.

In the year ended December 31, 2013, consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues was 26.1%, consistent with 2012.
At December 31, 2013, MtronPTI's order backlog was $8,601,000, which was an increase of 1.8% compared to a backlog of $8,446,000 at September 30, 2013.
The order backlog includes amounts based on signed contracts as well as other agreements we have determined are legally binding and likely to proceed. Although order backlog represents only firm orders that are considered to be fulfilled within the 12 months following receipt of the order, cancellations or scope adjustments may and do occur. The order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any.  The Company expects to fill substantially its entire current order backlog within the next twelve months, but cannot provide assurance as to the portion of the order backlog to be fulfilled in a given period.
Operating Loss
Operating loss of ($4,164,000) for the year ended December 31, 2013, was an increase of $2,382,000 from an operating loss for the year ended December 31, 2012 of ($1,782,000).  The increase was attributable to the 11.8% reduction in revenues for 2013 as compared to 2012,  an increase in engineering, selling and administrative expenses of $821,000, primarily driven by strategic investments in both demand creation and research and development efforts, and the restructuring charge of $648,000 related to the restructuring plan to realign our customer support operations across all of our locations in an effort to gain efficiencies.
Interest Expense, Net
Interest expense, net, was $43,000 for the year ended December 31, 2013, which was a decrease of $46,000 from $89,000 for the year ended December 31, 2012. The decrease was due to a reduction in the year-over-year average outstanding balance on MtronPTI's credit facilities.
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
Based on the Company's assessment of the uncertainty surrounding the realization of the favorable U.S. tax attributes in future tax returns in accordance with the provisions of ASC 740, Income Taxes ("ASC 740"), the Company has determined that a full valuation allowance against our otherwise recognizable U.S. net deferred tax assets is required.  The Company has recorded a full valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.  When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies.  Should a change in circumstances lead to a change in judgment about the ability to realize deferred tax assets in future years, the Company will adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.
The Company recorded an income tax (provision) benefit for the years ended December 31, 2013 and 2012 of ($3,948,000) and $524,000, respectively. The valuation allowance was $5,968,000 at December 31, 2013, which reflects a net increase of $5,661,000 over December 31, 2012. The Company's overall effective tax rate was 40.1% and 28.4% for the years ended December 31, 2013 and 2012, respectively, before the effect of the change in valuation allowance. The change was primarily the result of a shift in the distribution of earnings (losses) between U.S. and foreign operations and the retroactive restoration of the 2012 research and development tax credit of $94,000 during 2013.

As of December 31, 2013, the Company has not provided for U.S. federal and state income taxes on approximately $556,000 of undistributed earnings of Piezo Technology India Private Ltd. in India since such earnings are considered permanently reinvested outside the U.S.  If in the future, the Company decides to repatriate earnings from Piezo Technology India Private Ltd., the Company would incur incremental U.S. federal and state income taxes.  However, the Company's intent is to keep these funds permanently reinvested outside of the U.S. and current plans do not demonstrate a need to repatriate them to fund U.S. operations.
Net Loss
Net loss for the year ended December 31, 2013, was ($8,219,000) compared with ($1,320,000) for the year ended December 31, 2012. This increase in net loss can be attributed to the following: (i) the 11.8% decrease in revenues for 2013 as compared to 2012; (ii) the increase in the valuation allowance of $5,661,000 against the Company's deferred tax assets as of December 31, 2013; and (iii) the restructuring charge of $648,000 related to the restructuring plan to realign our customer support operations across all of our locations in an effort to gain efficiencies. Basic and diluted net loss per share for 2013 was ($3.17) compared with ($0.51) for 2012.
Liquidity and Capital Resources
The Company's cash and cash equivalents, and investments in marketable securities at December 31, 2013, totaled $7,244,000, a decrease of $1,425,000 compared to $8,669,000 at December 31, 2012.  Specifically, cash and cash equivalents decreased by $1,442,000, from $8,625,000 at December 31, 2012 to $7,183,000 at December 31, 2013. At December 31, 2013, MtronPTI had approximately $1,181,000 outstanding, and available borrowing capacity of $319,000 under its revolving line of credit with JPMorgan Chase Bank, N.A. ("Chase"), compared with $1,249,000 outstanding, and available borrowing capacity of $251,000 at December 31, 2012.
Cash used in operating activities was ($664,000) in 2013, compared to ($469,000) in 2012.  The increase was due primarily to a net loss of ($8,219,000), a deferred tax provision of $3,922,000, depreciation of $913,000, stock-based compensation of $575,000, restructuring charges of $329,000, offset by a noncash increase for impairment of property, plant and equipment of $249,000, a decrease in accounts receivable of $1,113,000, a decrease in other assets of  $341,000, a decrease in inventories of $720,000 and a decrease in trade accounts payable, accrued compensation and commissions expense and other accrued liabilities ($345,000) for 2013, compared to a net loss of ($1,320,000), a deferred tax benefit of ($576,000), depreciation of $729,000, stock-based compensation of $428,000, an increase in accounts receivable of ($41,000), an increase in other assets of ($402,000), a decrease in inventories of $327,000, and an increase in trade accounts payable, accrued compensation and commissions expense and other accrued liabilities of $270,000 for 2012.
 Cash used in investing activities was ($420,000) during the year ended December 31, 2013, compared to ($906,000) during the year ended December 31, 2012. The decrease was due primarily to a reduction in spending on software to replace the Company's enterprise resource planning systems, which project was substantially completed in 2012.
Cash used in financing activities was ($358,000) for the year ended December 31, 2013, compared with ($3,709,000) for the year ended December 31, 2012. The change was due primarily to net repayments on notes payable to bank of ($68,000)  for the year ended December 31, 2013, compared to ($1,777,000) for the year ended December 31, 2012, warrant dividend issuance costs of ($65,000) for the year ended December 31, 2013, and an increase in restricted cash of ($1,500,000) for the year ended December 31, 2012, which was assigned to Chase as additional security for MtronPTI's obligations under its loan agreement with Chase (the "Chase Loan Agreement"), and a reduction in principal payments from ($342,000) in 2012 to ($58,000) in 2013.
At December 31, 2013, the Company's consolidated working capital was $12,446,000, compared to $16,624,000 at December 31, 2012.  At December 31, 2013, the Company had current assets of $16,954,000, current liabilities of $4,508,000 and a ratio of current assets to current liabilities of 3.76 to 1.00.  At December 31, 2012, the Company had current assets of $21,603,000, current liabilities of $4,979,000 and a ratio of current assets to current liabilities of 4.34 to 1.00.  The reduction in working capital is driven by the Company's efforts to manage working capital requirements to match the reduced level of operating activities.

On June 30, 2011, MtronPTI entered into a loan agreement with Chase, which was amended on June 28, 2012, September 28, 2012, June 30, 2013 and September 19, 2013 (the "Chase Loan Agreement"). The Chase Loan Agreement provides for a revolving line of credit in the amount of $1,500,000, to be used solely for working capital needs (the "Chase Revolving Loan") and matures on June 30, 2014, provided that the Chase Loan Agreement may be extended for up to three 12-month renewal terms upon written request by MtronPTI and approval by Chase. The Chase Revolving Loan bears interest at the greater of (x) Chase's prime rate or (y) the one-month LIBOR rate plus 2.50% per annum (3.25% at December 31, 2013), with interest due and payable on a monthly basis and the outstanding principal balance plus all accrued but unpaid interest due and payable on the maturity date.
At December 31, 2013, MtronPTI had approximately $1,181,000 outstanding, and available borrowing capacity of approximately $319,000 under the Chase Revolving Loan.
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
As additional security for MtronPTI's obligations under the Chase Loan Agreement, MtronPTI has made a cash collateral deposit of $1,500,000 with Chase and entered into an Assignment of Deposit agreement with Chase providing Chase with a security interest in the account holding the deposit. The amount of the cash collateral deposit with Chase is included in restricted cash in the accompanying consolidated balance sheet as of December 31, 2013.  The related Assignment of Deposit agreement restricts MtronPTI's ability to withdraw any portion of the deposit and does not allow MtronPTI to assign the deposit or any part thereof.

 The Chase Loan Agreement also contains a variety of affirmative and negative covenants, including, but not limited to, a financial covenant that MtronPTI maintain tangible net worth not less than $6,000,000. As of December 31, 2013, MtronPTI was not in compliance with the tangible net worth covenant under the Chase Loan Agreement. Based on the definition of tangible net worth under the Chase Loan Agreement, MtronPTI had tangible net worth of $5,142,000 as of December 31, 2013, as compared to the minimum requirement of $6,000,000. Chase has waived non-compliance with this covenant as of December 31, 2013, in accordance with the terms of a letter agreement dated March 5, 2014.
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
See the financial statements included at the end of this report beginning on page 45.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company's principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")).  Based on their evaluation of the Company's disclosure controls and procedures, the Company's principal executive officer and principal financial officer, with the participation of the Company's management, have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2013, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.
Management's Annual Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.  Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal controls over financial reporting during our fourth quarter ended December 31, 2013, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
None.

PART III
Item 10.	Directors and Executive Officers and Corporate Governance.
Directors
The following table sets forth information regarding our non-employee directors, including their business experience for the past five years (and, in some instances, for prior years) and their specific experience, qualifications, attributes or skills that led to the conclusion that they should serve as directors.
Name	Age	Director Since	Offices and Positions Held With the Company, Business Experience and Principal Occupation for the Last Five Years, and Directorships in Public Corporations and Investment Companies
Marc Gabelli	45	2004
Chairman of the Board, The LGL Group, Inc. (September 2004 to present); Managing Partner, Horizon Research (January 2013 to present), an investment management and research services provider; Chief Executive Officer, Gabelli Securities International Ltd. (1994 to present), a global alternative asset management platform and merchant advisor; Managing Director and President, GGCP, Inc. (1999 to present), a private corporation that makes investments for its own account; Managing Member, Commonwealth Management Partners LLC (2008 to present), which is the managing member of Venator Global LLC, which is the general partner of Venator Merchant Fund, LP, an investment management vehicle; Director, IFIT Group, a Zurich based financial services administration firm; and Director and Managing Partner, GAMA Funds Holdings GmbH.  Mr. Gabelli's qualifications to serve include his extensive knowledge of the Company's business and industry due to his longstanding service on the Board, as well as his financial expertise and leadership experience as an executive of various investment firms.

James Abel	68	2011
Interim President and Chief Executive Officer, CPI Corporation (February 2012 to April 2013); Director, CPI Corporation (April 2004 to April 2013), a leader in the portrait photography industry; President and Chief Executive Officer, Financial Executives International (May 2008 to February 2009), an organization representing senior financial executives in dealing with the regulatory agencies involved with corporate financial reporting and internal controls; Chief Financial Officer (December 1990 to December 2007) and Director (December 2002 to December 2007), Lamson & Sessions Co., a diversified manufacturer and distributor of a broad line of thermoplastic electrical, consumer, telecommunications and engineered sewer products for major domestic markets. Currently, Mr. Abel serves as a member of the Board of Directors of Ampco-Pittsburgh Corporation (NYSE: AP), a leading producer of forged and cast rolling mill rolls for the worldwide steel and aluminum industries, and a producer of air and liquid processing equipment. Mr. Abel shares with the Board his significant financial expertise and experience with manufacturing operations.

Michael Chiu	45	2010
Chief Operating Officer (March 2013 to present), Automation Engineering Incorporated, manufacturer of robotics and automation equipment; Chief Executive Officer, Gecko Health Innovations (June 2012 to February 2013); Chief Executive Officer, Respirgames, Inc. (November 2011 to March 2013), an early-stage medical device startup; Technology and business consultant (June 2010 to March 2013); President and Chief Technology Officer, Trophos Energy (September 2008 to May 2010), a venture-backed bio-energy company; Business Unit Manager, Teradyne, Inc. (May 2005 to April 2007), a semiconductor automated test equipment supplier; Various roles in marketing, product development and engineering at Teradyne Inc. (1994 to April 2007).  Dr. Chiu holds a Ph.D. in engineering and an MBA, both from the Massachusetts Institute of Technology. He brings to the Board his experience in management and operations as well as background in product development, engineering and research.

Vincent Enright	70	2011
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

Timothy Foufas	45	2007
Managing Partner, Plato Foufas & Co. LLC (2005 to present), a financial services company; President, Levalon Properties LLC (2007 to present), a real estate property management company; Senior Vice President, Bayshore Management Co. LLC (2005 to 2006), a real estate property management company; Director of Investments, Liam Ventures Inc. (2000 to 2005), a private equity investment firm; Director, ICTC Group, Inc. (2010 to 2013), a rural local exchange carrier headquartered in Nome, ND.  Mr. Foufas brings to the Board his management skills and expertise in financial, investment and real estate matters.

Patrick J. Guarino	71	2006
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

Donald H. Hunter	57	2013
Principal, Donald Hunter LLC (April 2007 to present), a consulting practice based in Wellesley, MA; Chief Operating Officer and Chief Financial Officer, Harbor Global Company Limited (October 2000 to December 2006), a public company that owned international investment management and natural resources subsidiaries; Chief Operating Officer, Pioneer Global Investments, a former Division of the Pioneer Group, Inc. (August 1998 to October 2000), a company that provided investment management services and owned several natural resources investments; Manager of International Finance, the Pioneer Group, Inc. (January 1991 to August 1998). Currently, Mr. Hunter serves as a member of the Board of Directors and Audit Committee of Columbia Laboratories (Nasdaq: CBRX), a provider of pharmaceutical development, clinical trial manufacturing, and advanced analytical and consulting services to the pharmaceutical industry. Mr. Hunter brings to the Board financial, operating, corporate development, international and mergers and acquisition experience.

Manjit Kalha	38	2011
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
Name	Age	Officers and Positions Held With the Company, Business Experience and Principal Occupation for the Last Five Years
Gregory P. Anderson	54
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

Michael J. Ferrantino, Sr.	71
Executive Vice Chairman of the Board, The LGL Group, Inc. (October 2013 to present); Executive Chairman of the Board, M-tron Industries, Inc. (October 2013 to present); President and Chief Executive Officer, Valpey-Fisher Corporation (September 2002 to November 2009), a provider of electronic components used in communications, medical, defense and aerospace, industrial and computer applications for OEMs and contract manufacturers worldwide; President – Micro Networks Division, Integrated Circuit Systems, Inc. (January 2002 to September 2002), a supplier of precision timing devices for optical networking, wireless infrastructure and high end network servers using surface acoustic wave and RF technology; President and Chief Executive Officer, Micro Networks Corporation (pre-2000 to January 2002); and Chairman of the Board of Directors of Micro Networks Corporation (April 2000 to January 2002). Currently, Mr. Ferrantino serves as the Chairman of the Board of Directors for Spectra Analysis Instruments, Inc., a developer and manufacturer of next-generation molecular analysis instrumentation. Mr. Ferrantino's qualifications to serve include his extensive knowledge and leadership experience in the RF/microwave integrated system and frequency control industries.

R. LaDuane Clifton	41
Chief Financial Officer, The LGL Group, Inc. (December 2012 to present); Chief Accounting Officer, The LGL Group, Inc. (March 2010 to December 2012); Member of Audit Committee of Community First Credit Union of Florida, a credit union with more than $1 billion in assets (September 2008 to July 2010); Corporate Controller of The LGL Group, Inc. (August 2009 to March 2010); Chief Financial Officer of a21, Inc. (August 2008 to August 2009), a publicly-held holding company with businesses in stock photography and an online retailer and manufacturer of framed art; Corporate Controller of a21, Inc. (March 2007 to August 2008); Auditor at KPMG LLP (August 2004 to March 2007), an international accounting firm.

James L. Williams	60
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
Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that its directors, officers and holders of more than 10% of the Company's common stock complied with all applicable filing requirements during the 2013 fiscal year.
Code of Ethics
The Company adopted a code of ethics as part of its Business Conduct Policy, which applies to all of its employees, including its principal executive, financial and accounting officers.  The Company's Business Conduct Policy is available at www.lglgroup.com.

Audit Committee
The Audit Committee of the Board (the "Audit Committee") consists of Messrs. Abel, Foufas, Hunter and Kalha. The Board has determined that all Audit Committee members are financially literate and independent under applicable NYSE MKT listing standards.  Mr. Hunter serves as Chairman of the Audit Committee, and the Board has determined that he qualifies as the Audit Committee financial expert, as defined under the Exchange Act.
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

‒	Fulfill other duties as needed from time to time as requested by the Chairman of the Board.

On August 9, 2012, the Board appointed Patrick Guarino to serve as Lead Independent Director.

Item 11.	Executive Compensation.
Summary Compensation Table
The following table sets forth information with respect to compensation earned by the named executive officers:
Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards(1) ($)		Option Awards(1) ($)		All Other Compensation ($)		Total ($)
Gregory P. Anderson	2013	206,154	(2)	5,658	(3)	17,325	(4)	33,550	(5)	42,472	(6)	305,159
Chief Executive Officer	2012	211,530	(2)	11,667	(3)	18,003	(7)	60,979	(8)	43,616	(9)	345,795

R. LaDuane Clifton	2013	169,442	(10)	4,200	(11)	12,950	(4)	11,184	(5)	—		197,776
Chief Financial Officer	2012	167,476	(10)	8,750	(11)	13,504	(7)	36,587	(8)	—		226,317

James L. Williams	2013	110,000		—		—		—		13,337	(12)	123,337
Corporate Controller

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

(2)	Mr. Anderson's salary includes one-time payouts of paid time-off ("PTO") of $6,154 and $11,530, for 2013 and 2012, respectively.

(3)	On, March 29, 2013, and December 21, 2012, the Company awarded Mr. Anderson a discretionary cash bonus of $ 5,658 and $11,667, respectively, as a bonus payment for 2013 and 2012, respectively.
(4)
On March 26, 2013, the Company granted Mr. Anderson and Mr. Clifton 2,982 and 2,229 restricted shares of common stock, respectively, as a bonus payment for 2012 under the 2011 Incentive Plan with a grant date fair value of $17,325 and $12,950, respectively. These shares vest as follows:  30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date.

(5)
On March 26, 2013, the Company granted Mr. Anderson and Mr. Clifton discretionary awards of options to purchase 14,399 and 4,800 shares of common stock, respectively, under the 2011 Incentive Plan with a grant date fair value of $33,550 and $11,184, respectively.  The options vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date.

(6)
Mr. Anderson was reimbursed for $31,470 of living expenses incurred in connection with performing his duties at the corporate headquarters in Orlando, FL. This amount also includes a reimbursement for the personal income tax expense arising from these expenses.

(7)
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

(9)
Mr. Anderson was reimbursed for $32,773 of living expenses incurred in connection with performing his duties at the corporate headquarters in Orlando, FL. This amount also includes a reimbursement for the personal income tax expense arising from these expenses.

(10)	Mr. Clifton's salary includes one-time payouts of PTO of $4,442 and $16,832, for 2013 and 2012, respectively.
(11)	On March 29, 2013, and December 21, 2012, the Company awarded Mr. Clifton a discretionary cash bonus of $4,200 and $8,750, respectively, as a bonus payment for 2013 and 2012, respectively.
(12)	Mr. Williams was reimbursed for costs incurred in connection with relocating to the Company's headquarters in Orlando, Florida in the amount of $13,337.
Employment Agreements
Gregory P. Anderson
On October 4, 2013, the Company entered into a new employment agreement with Mr. Anderson (the "Anderson Employment Agreement") under which Mr. Anderson will continue to serve as the Company's President and Chief Executive Officer, effective as of November 2, 2013 (the "Effective Date").  Under the Anderson Employment Agreement, Mr. Anderson receives an annual base salary of $200,000 and is eligible to receive annual bonuses based upon the achievement of certain management objectives determined by the Compensation Committee of the Board.  The term of the Anderson Employment Agreement is two years, starting on the Effective Date.

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

Michael J. Ferrantino, Sr.
On October 1, 2013, the Company entered into an offer letter with Michael J. Ferrantino, Sr.  Mr. Ferrantino is employed by the Company on an "at will" basis and is paid a monthly draw of $12,000, or $144,000 annually, earned against Annual Incentive Payments (as defined below).  In addition, he is eligible to receive annual incentive payments (the "Annual Incentive Payments") based on the increase in the economic value of the Company ("EV") over the prior fiscal year, starting with the fiscal year ending December 31, 2013.  The total amount of the Annual Incentive Payments payable for any fiscal year shall be the greater of (x) $144,000 or (y) 3.0% of the increase in EV over the prior fiscal year; provided, however, that such amount shall not exceed $1,000,000 for any fiscal year and the Annual Incentive Payments for the fiscal year ending December 31, 2013, shall be pro-rated based on the number of days remaining in the fiscal year following the commencement of his employment with the Company.

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth information regarding equity awards held by named executive officers as of December 31, 2013:
	Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date	Number of shares of stock that have not vested (#)		Market value of shares of stock that have not vested ($)
Gregory P. Anderson	—		14,399	(1)	7.26	3/26/18
	7,500	(2)	17,500	(2)	10.00	8/09/17
	15,000	(3)	10,000	(3)	22.50	3/14/16
							2,982	(4)	16,133	(4)
							1,493	(5)	8,077	(5)

R. LaDuane Clifton	—		4,800	(1)	7.26	3/26/18
	4,500	(2)	10,500	(2)	10.00	8/09/17
	6,000	(3)	4,000	(3)	22.50	3/14/16
							2,229	(4)	12,058	(4)
							1,120	(5)	6,059	(5)

James L. Williams	—		—		—	—
							—		—

(1)	On March 26, 2013, the Company granted Mr. Anderson and Mr. Clifton, options to purchase 14,399 shares and 4,800 shares, respectively, of common stock under the Company's 2011 Incentive Plan (the "2011 Incentive Plan") with a grant date fair value of $33,550 and $11,184, respectively. These options have an exercise price of $7.26, which reflected a 25% premium compared to the closing price on the date of grant. These options vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date.
(2)	On August 9, 2012, the Company granted Mr. Anderson and Mr. Clifton, options to purchase 25,000 shares and 15,000 shares, respectively, of common stock under the 2011 Incentive Plan with a grant date fair value of $60,979 and $36,587, respectively. These options vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date.
(3)	On March 14, 2011, the Company granted Mr. Anderson and Mr. Clifton, options to purchase 25,000 shares and 10,000 shares, respectively, of common stock under the Company's 2001 Equity Incentive Plan (the "2001 Equity Incentive Plan") with a grant date fair value of $245,944 and $98,378, respectively. These options vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date.
(4) (5)
On March 26, 2013, the Company granted Mr. Anderson and Mr. Clifton, 2,982 restricted shares and 2,229 restricted shares, respectively, of common stock as a bonus payment for 2012 under the 2011 Incentive Plan with a grant date fair value of $5.81 per share.  These shares vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date.

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

Director Compensation
The following table sets forth information with respect to compensation earned by or awarded to each director who is not a named executive officer and who served on the Board during the fiscal year ended December 31, 2013:
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Marc Gabelli	85,250	10,003	95,253
Michael J. Ferrantino, Sr.	—	10,003	10,003
Patrick J. Guarino	59,500	10,003	69,503
James Abel	25,750	10,003	35,753
Michael Chiu	24,750	10,003	34,753
Vincent Enright	26,000	10,003	36,003
Timothy Foufas	25,750	10,003	35,753
Donald H. Hunter	22,000	20,003	42,003
Manjit Kalha	25,750	10,003	35,753

In 2013, directors who were not employees received (i) a retainer of $20,000 ($10,000 in cash and $10,000 in stock whose value was based on the closing price of the Company's common stock on the grant date); (ii) a fee of $1,000 for each meeting of the Board attended in person or telephonically that had a duration of at least one hour; and (iii) a fee of $750 for each Audit Committee, Compensation Committee, and Nominating Committee meeting attended in person or telephonically that had a duration of at least one hour.  In addition, the Audit Committee Chairman received a $3,000 annual cash retainer, the Nominating Committee Chairman received a $1,000 annual cash retainer and the Compensation Committee Chairman received a $2,000 annual retainer.  The Chairman of the Board received an annual retainer of $65,000, and the Lead Independent Director received an annual retainer of $35,000 for 2013.  Directors who were employees of the Company were not compensated for services as a member of the Board or any committee thereof.
On December 12, 2013, the Company's then-current directors received grants of 1,969 shares of restricted common stock as 50% of their base compensation for fiscal 2014 ($10,000).  The number of shares granted to each director was determined by dividing the dollar amount of base compensation paid in the form of the share grant by the closing price of the Company's common stock on the grant date.  Such shares were granted under the 2011 Incentive Plan, vested immediately on the grant date, and are transferable only if a director maintains a minimum ownership level of 1,000 shares of the Company's common stock. Additionally, on May 10, 2013, Donald H. Hunter (appointed to the Board of Directors on March 26, 2013) received a grant of 2,008 restricted shares of the Company's common stock to as a portion of his base director compensation for 2013 ($10,000).
The standard compensation arrangements for our directors have not changed from 2013 to 2014, except that the (i) Chairman of the Board and the Lead Independent Director have elected not to be paid their annual retainers of $65,000 and $35,000, respectively, for those roles, and (ii) directors who are employees of the Company now receive a retainer of $10,000 in stock whose value is based on the closing price of the Company's common stock on the grant date.
Item 12.	Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information regarding the number of shares of our common stock beneficially owned on March 28, 2014, by:
‒	Each person who is known by us to beneficially own 5% or more of our common stock;

‒	Each of our directors and named executive officers; and
‒	All of our directors and executive officers, as a group.
      Except as otherwise set forth below, the address of each of the persons listed below is:  The LGL Group, Inc., 2525 Shader Road, Orlando, FL 32804.  Unless otherwise indicated, the common stock beneficially owned by a holder includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by such holder, and also includes shares subject to options to purchase our common stock exercisable within 60 days after March 28, 2014.  Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to their shares.

	Common Stock Beneficially Owned(1)
Name and Address of Beneficial Owner	Shares		%
5% or Greater Stockholders:
Mario J. Gabelli	466,137	(2)	17.4
John V. Winfield	132,335	(3)	5.0

Directors and Named Executive Officers:
Marc Gabelli	394,190	(4)	15.0
Michael J. Ferrantino, Sr.	1,969		*
Patrick J. Guarino	18,004		*
Gregory P. Anderson	50,461	(5)	1.9
R. LaDuane Clifton	23,375	(6)	*
James L. Williams	—		—
James Abel	5,284		*
Michael Chiu	7,063		*
Vincent Enright	6,284		*
Timothy Foufas	16,004		*
Donald H. Hunter	3,977		*
Manjit Kalha	5,284		*
All executive officers and directors as a group (12 persons)	531,895	(7)	19.9

* Less than 1% of outstanding shares.
(1)            The applicable percentage of ownership for each beneficial owner is based on 2,672,544 shares of common stock outstanding as of March 28, 2014.  Shares of common stock issuable upon exercise of options, warrants or other rights beneficially owned that are exercisable within 60 days are deemed outstanding for the purpose of computing the percentage ownership of the person holding such securities and rights and all executive officers and directors as a group.
(2)            Includes (i) 244,261 shares of common stock owned directly by Mario J. Gabelli; (ii) 96,756 shares owned by MJG-IV Limited Partnership, of which Mr. Gabelli is the general partner and has an approximate 5% interest; (iii) 117,900 shares owned by GGCP, Inc., of which Mr. Gabelli is the chief executive officer, a director and controlling shareholder; and 7,220 shares owned by GAMCO Asset Management Inc., of which Mr. Gabelli is the chief executive officer.  Mr. Gabelli disclaims beneficial ownership of the shares owned by MJG-IV Limited Partnership, GGCP, Inc. and GAMCO Asset Management Inc., except to the extent of his pecuniary interest therein.  Mr. Gabelli's business address is 401 Theodore Fremd Avenue, Rye, New York 10580-1430.  This disclosure is based solely on information in a Statement of Changes in Beneficial Ownership on Form 4 filed by Mr. Gabelli with the SEC on May 20, 2013.
(3)            Includes (i) 124,135 shares of common stock owned directly by Mr. Winfield and (ii) 8,200 shares of common stock owned by The InterGroup Corporation, of which Mr. Winfield is President, Chief Executive Officer and Chairman of the Board.  Mr. Winfield's business address is 10940 Wilshire Blvd., Suite 2150, Los Angeles, CA 90024.  Based solely on information contained in a Schedule 13D filed with the SEC on April 30, 2010, by Mr. Winfield and The InterGroup Corporation.

(4)            Includes (i) 18,288 shares of common stock owned directly by Marc Gabelli; (ii) 25,000 shares issuable upon the exercise of options held by Mr. Gabelli; and (iii) 350,902 shares held by Venator Merchant Fund, L.P. ("Venator Fund").  Venator Global, LLC ("Venator Global"), which is the sole general partner of Venator Fund, may be deemed to beneficially own the securities owned by Venator Fund.  Mr. Gabelli, who is the President and Sole Member of Venator Global, may be deemed to beneficially own the securities owned by Venator Fund.  Mr. Gabelli disclaims beneficial ownership of the securities owned by Venator Fund, except to the extent of his pecuniary interest therein.
(5)            Includes 13,641 shares of common stock and 36,820 shares issuable upon the exercise of options.
(6)            Includes 7,435 shares of common stock and 15,940 shares issuable upon the exercise of options.
(7)            Includes 454,135 shares of common stock and 77,760 shares issuable upon the exercise of options.
Equity Compensation Plan Information
The following table provides information as of December 31, 2013, about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	177,861	$15.33	349,565
Equity compensation plans not approved by security holders	—	—	—
Total	177,861	$15.33	349,565

(1)    The 2001 Equity Incentive Plan was originally approved by our stockholders on May 2, 2002, an amendment to the 2001 Equity Incentive Plan was approved by our stockholders on May 26, 2005, and the 2001 Equity Incentive Plan was terminated pursuant to a Board resolution on August 4, 2011.  No additional shares of common stock are authorized for issuance under the 2001 Equity Incentive Plan.  Options to purchase 87,000 shares of common stock issued under the 2001 Equity Incentive Plan were outstanding as of December 31, 2013.  The 2011 Incentive Plan was approved by our stockholders on August 4, 2011. 500,000 shares of common stock are authorized for issuance under the 2011 Incentive Plan.  Options to purchase 90,861 shares of common stock issued under the 2011 Incentive Plan were outstanding as of December 31, 2013.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Transactions with Related Persons, Promoters and Certain Control Persons
Except as described below, since January 1, 2012, there were no transactions that are required to be described under Item 404(a) of Regulation S-K promulgated by the SEC.  All transactions between us and any of our officers, directors, director nominees, principal stockholders or their immediate family members are to be approved by the Audit Committee, and are to be on terms no less favorable to us than we could obtain from unaffiliated third parties.  Such policy and procedures are set forth in a resolution of the Board.

On September 19, 2013, the Company entered into a Registration Rights Agreement, dated as of September 19, 2013 (the "Registration Rights Agreement"), with Venator Merchant Fund L.P., or Venator Fund.  Venator Fund is an investment limited partnership controlled by the Company's Chairman of the Board, Marc Gabelli, who is the President and Sole Member of Venator Global, LLC, which is the sole general partner of Venator Fund.  The Registration Rights Agreement required the Company to prepare and file with the SEC, within 30 days after the date thereof, a registration statement to register for resale the shares of the Company's common stock, warrants to purchase common stock, and shares of common stock issuable upon exercise of the warrants, owned by Venator Fund.  The Company also agreed to use its reasonable best efforts to cause such registration statement to become effective as promptly thereafter as reasonably possible and to maintain the effectiveness of such registration statement for a minimum period of two years, which period may be extended as provided in the Registration Rights Agreement.  Pursuant to the Registration Rights Agreement, the Company agreed to pay all expenses incurred in connection with the registration of such securities.  In accordance with the Registration Rights Agreement, the Company filed a Registration Statement on Form S-3 with the SEC on September 19, 2013, which was declared effective on November 7, 2013.
Director Independence
As required under NYSE MKT rules, a majority of the members of a listed company's board of directors must qualify as "independent," as affirmatively determined by such board of directors.  The Board has determined that all of the Company's directors, other than Messrs. Gabelli and Ferrantino, are independent within the meaning of NYSE MKT rules. In determining that Mr. Kalha is independent, the Board considered that Mr. Kalha and Mr. Gabelli are partners in a joint venture, which relationship the Board determined would not interfere with Mr. Kalha's independence, as defined by NYSE MKT rules.
Item 14.                          Principal Accountant Fees and Services.
Fees Billed During Fiscal 2013 and 2012
Audit Fees
Aggregate audit fees for the years ended December 31, 2013 and 2012, were $224,000 and $191,000, respectively, and include fees billed by McGladrey LLP as the Company's independent registered public accounting firm for the years ended December 31, 2013 and 2012. Audit fees include services relating to auditing the Company's annual financial statements, reviewing the Company's financial statements included in the Company's quarterly reports on Form 10-Q, and procedures performed in connection with registration statements.
Audit-Related Fees
McGladrey LLP did not render any audit-related services during 2013 or 2012.
Tax Fees
McGladrey LLP did not render any tax services during 2013 or 2012.
All Other Fees
McGladrey LLP did not render any other services during 2013 or 2012.
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
All services performed by our independent registered public accounting firm were pre-approved by the Audit Committee.

PART IV
Item 15.	Exhibits and Financial Statement Schedules
(a)    List of documents filed as part of this report:
1.    Financial Statements:
‒	Report of Independent Registered Public Accounting Firm
‒	Consolidated Balance Sheets: December 31, 2013 and 2012
‒	Consolidated Statements of Operations: Years ended December 31, 2013 and 2012
‒	Consolidated Statements of Comprehensive Loss: Years ended December 31, 2013 and 2012
‒	Consolidated Statements of Stockholders' Equity: Years ended December 31, 2013 and 2012
‒	Consolidated Statements of Cash Flows: Years ended December 31, 2013 and 2012
‒	Notes to Consolidated Financial Statements
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
4.1
Warrant Agreement, dated as of July 30, 2013, by and among The LGL Group, Inc., Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2013).

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

10.10
Offer of Employment Letter, effective as of October 1, 2013, by and between The LGL Group, Inc. and Michael J. Ferrantino (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 7, 2013).

10.11
Employment Agreement, effective as of November 2, 2013, by and between The LGL Group, Inc. and Greg Anderson (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on October 7, 2013).

10.12
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

10.14
Second Amendment to Master Loan Agreement, dated as of September 28, 2012, by and between M-tron Industries, Inc., Piezo Technology, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 4, 2012).

10.15
Third Amendment to Master Loan Agreement, dated as of September 19, 2013, by and among M-tron Industries, Inc., Piezo Technology, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 23, 2013).

10.16
Form of Revolving Loan Note, by M-tron Industries, Inc. and Piezo Technology, Inc. for the benefit of JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on October 4, 2012).

10.17
Promissory Note (Term Loan), dated as of June 30, 2011, by and among M-tron Industries, Inc., Piezo Technology, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on July 7, 2011).

10.18
Second Renewal Revolving Promissory Note, dated as of June 30, 2013, by and among M-tron Industries, Inc., Piezo Technology, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 2, 2013)

10.19
Assignment of Deposit Agreement, dated May 15, 2012, by and among M-tron Industries, Inc.,  Piezo Technology, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on July 7, 2011).

10.20
Registration Rights Agreement, dated as of September 19, 2013, by and between the Company and Venator Merchant Fund L.P. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 19, 2013).

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
THE LGL GROUP, INC.

March 31, 2014	By:	/s/ Gregory P. Anderson
Gregory P. Anderson
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	CAPACITY	DATE

/s/ Gregory P. Anderson	President and Chief Executive Officer	March 31, 2014
GREGORY P. ANDERSON	(Principal Executive Officer)
/s/ R. LaDuane Clifton	Chief Financial Officer	March 31, 2014
R. LADUANE CLIFTON	(Principal Financial Officer)
/s/ James L. Williams	Corporate Controller	March 31, 2014
JAMES L. WILLIAMS	(Principal Accounting Officer)
/s/ Marc J. Gabelli	Chairman of the Board of Directors	March 31, 2014
MARC J. GABELLI	(Non-Executive)
/s/ Michael J. Ferrantino, Sr.	Vice-Chairman of the Board of Directors	March 31, 2014
MICHAEL J. FERRANTINO, SR.	(Executive)

/s/ Patrick J. Guarino	Director	March 31, 2014
PATRICK J. GUARINO	(Lead Independent Director)
/s/ James Abel	Director	March 31, 2014
JAMES ABEL
/s/ Michael Chiu	Director	March 31, 2014
MICHAEL CHIU
/s/ Vincent Enright	Director	March 31, 2014
VINCENT ENRIGHT
/s/ Timothy Foufas	Director	March 31, 2014
TIMOTHY FOUFAS
/s/ Donald H. Hunter	Director	March 31, 2014
DONALD H. HUNTER
/s/ Manjit Kalha	Director	March 31, 2014
MANJIT KALHA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
The LGL Group, Inc.

We have audited the accompanying consolidated balance sheets of The LGL Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The LGL Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Orlando, Florida
March 31, 2014

THE LGL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 31,
ASSETS	2013	2012
Current Assets:
Cash and cash equivalents (Note A)	$7,183	$8,625
Restricted cash (Note C)	1,500	1,500
Accounts receivable, less allowances of $42 and $79, respectively (Note A)	3,237	4,350
Inventories, net (Notes A and B)	4,629	5,349
Deferred income taxes (Notes A and F)	—	1,114
Prepaid expenses and other current assets	405	665
Total Current Assets	16,954	21,603
Property, Plant and Equipment (Note A)
Land	633	640
Buildings and improvements	3,908	3,785
Machinery and equipment	15,980	15,655
Gross property, plant and equipment	20,521	20,080
Less: accumulated depreciation	(16,535)	(15,373)
Net property, plant, and equipment	3,986	4,707
Deferred income taxes, net (Notes A and F)	—	2,808
Other assets, net	323	475
Total Assets	$21,263	$29,593

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Note payable to bank (Note C)	$1,181	$1,249
Accounts payable	1,978	2,452
Accrued compensation and commissions expense	992	1,011
Other accrued expenses	357	209
Current maturities of long-term debt (Note C)	—	58
Total Current Liabilities	4,508	4,979
Long-term debt, net of current portion (Note C)	—	—
Total Liabilities	4,508	4,979
Commitments and Contingencies (Notes C and K)	—	—
Stockholders' Equity
Common stock, $0.01 par value - 10,000,000 shares authorized; 2,674,448 shares issued and 2,594,784 shares outstanding at December 31, 2013, and 2,648,059 shares issued and 2,597,605 shares outstanding at December 31, 2012	27	26
Additional paid-in capital	28,593	28,084
Accumulated deficit	(11,338)	(3,119)
Treasury stock	(572)	(405)
Accumulated other comprehensive income (Note G)	45	28
Total Stockholders' Equity	16,755	24,614
Total Liabilities and Stockholders' Equity	$21,263	$29,593

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2013	2012
REVENUES	$26,201	$29,706
Costs and expenses:
Manufacturing cost of sales	19,374	21,966
Engineering, selling and administrative	10,343	9,522
Restructuring charges (Note N)	648	—
OPERATING LOSS	(4,164)	(1,782)
Other income (expense):
Interest expense, net	(43)	(89)
Other (expense) income, net	(64)	27
Total Other Expense	(107)	(62)
LOSS BEFORE INCOME TAXES	(4,271)	(1,844)
Income tax (provision) benefit (Note F)	(3,948)	524

NET LOSS	$(8,219)	$(1,320)

Weighted average number of shares used in basic and diluted EPS calculation	2,595,362	2,593,741
BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE (Note A)	$(3.17)	$(0.51)

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands)

	Years Ended December 31,
	2013	2012
NET LOSS	$(8,219)	$(1,320)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	17	3
TOTAL OTHER COMPREHENSIVE INCOME	17	3
COMPREHENSIVE LOSS	$(8,202)	$(1,317)

See accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in Thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2011	2,592,734	$26	$27,656	$(1,799)	$(315)	$25	$25,593
Net loss	—	—	—	(1,320)	—	—	(1,320)
Other comprehensive income	—	—	—	—	—	3	3
Stock-based compensation	19,871	—	428	—	—	—	428
Purchase of common stock for treasury	(15,000)	—	—	—	(90)	—	(90)
Balance at December 31, 2012	2,597,605	26	28,084	(3,119)	(405)	28	24,614
Net loss	—	—	—	(8,219)	—	—	(8,219)
Other comprehensive income	—	—	—	—	—	17	17
Stock-based compensation	26,400	1	574	—	—	—	575
Purchase of common stock for treasury	(29,221)	—	—	—	(167)	—	(167)
Warrant dividend issuance costs	0	0	(65)	0	0	0	(65)
Balance at December 31, 2013	2,594,784	$27	$28,593	$(11,338)	$(572)	$45	$16,755

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years Ended December 31,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(8,219)	$(1,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	913	729
Amortization of finite-lived intangible assets	77	76
Impairment of property, plant and equipment	249	0
Impairment of note receivable	11	40
Gain on disposal of property, plant and equipment	(21)	0
Stock-based compensation	575	428
Deferred income tax provision (benefit)	3,922	(576)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	1,113	(41)
Decrease in inventories, net	720	327
Decrease (increase) in other assets	341	(402)
(Decrease) increase in trade accounts payable, accrued compensation and commissions expense and other accrued liabilities	(345)	270
Net cash used in operating activities	(664)	(469)

INVESTING ACTIVITIES
Capital expenditures	(448)	(906)
Proceeds from disposal of property, plant and equipment	28	0
Net cash used in investing activities	(420)	(906)

FINANCING ACTIVITIES
Net repayments on note payable to bank	(68)	(1,777)
Increase in restricted cash	—	(1,500)
Purchase of treasury stock	(167)	(90)
Warrant dividend issuance costs	(65)	0
Principal payments of long-term debt	(58)	(342)
Net cash used in financing activities	(358)	(3,709)

Decrease in cash and cash equivalents	(1,442)	(5,084)
Cash and cash equivalents at beginning of year	8,625	13,709
Cash and cash equivalents at end of year	$7,183	$8,625

Supplemental Disclosure:
Cash paid for interest	$36	$95
Cash paid for income taxes	$21	$157

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.            Accounting and Reporting Policies

Organization
The LGL Group, Inc., incorporated in 1928 under the laws of the State of Indiana and reincorporated under the laws of the State of Delaware in 2007, is a holding company with subsidiaries engaged in manufacturing custom-designed, highly engineered electronic components.  Information on the operations for its single segment and by geographic area of The LGL Group, Inc. and Subsidiaries (the "Company") is included in footnote "L. Segment Information."

As of December 31, 2013, the subsidiaries of the Company are as follows:

Owned By The LGL Group, Inc.
M-tron Industries, Inc.	100.0%
M-tron Industries, Ltd.	99.9%
Piezo Technology, Inc.	100.0%
Piezo Technology India Private Ltd.	99.0%
Lynch Systems, Inc.	100.0%

The Company operates through its principal subsidiary, M-tron Industries, Inc., which includes the operations of M-tron Industries, Ltd. ("Mtron") and Piezo Technology, Inc. ("PTI"). The combined operations of Mtron and PTI and their subsidiaries are referred to herein as "MtronPTI."  MtronPTI has operations in Orlando, Florida, Yankton, South Dakota, Yantai, China and Noida, India.  MtronPTI also has sales offices in Sacramento, California, Eindhoven, The Netherlands, Hong Kong and Shanghai, China.
During 2007, the Company sold the operating assets of Lynch Systems, Inc. ("Lynch Systems"), a subsidiary of the Company, to an unrelated party.

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

Depreciation expense from operations was approximately $913,000 for 2013 and $729,000 for 2012.

On July 28, 2011, the Company sold certain real property located in Bainbridge, Georgia for $333, paid in the form of a promissory note, dated August 1, 2011, in the principal amount of $323, bearing interest at a rate of 7% per annum, with all interest and principal due and payable on August 1, 2013.

In July 2013, the Company entered into an Amended and Restated Promissory Note with Bbridge Holdings, LLC, for $238, with an initial maturity date of July 28, 2016, and an interest rate of 3.25%. If not paid sooner, interest and principal are due on maturity.  The promissory note is secured by the remaining Bainbridge Property, a portion of which was leased long term during 2013. Bbridge Holdings, LLC used a portion of the lease proceeds to pay down a portion of the note.

Warranties

The Company offers a standard 1-year warranty. The Company tests its products prior to shipment in order to ensure that they meet each customer's requirements based upon specifications received from each customer at the time its order is received and accepted. The Company's customers may request to return products for various reasons, including but not limited to the customers' belief that the products are not performing to specification. The Company's return policy states that it will accept product returns only with prior authorization and if the product does not meet customer specifications, in which case the product would be replaced or repaired. To accommodate the Company's customers, each request for return is reviewed, and if and when it is approved, a return materials authorization ("RMA") is issued to the customer. Each month the Company records a specific warranty reserve for approved RMAs covering products that have not yet been returned. The Company does not maintain a general warranty reserve because, historically, valid warranty returns resulting from a product not meeting specifications or being non-functional have been de minimis.

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

Research and Development Costs

Research and development costs are charged to operations as incurred.  Such costs were $2,285,000 in 2013 compared with $2,005,000 in 2012, and are included within engineering, selling and administrative expenses.

Advertising Expense

Advertising costs are charged to operations as incurred.  Such costs were $90,000 in 2013, compared with $42,000 in 2012, and are included within engineering, selling and administrative expenses.

Stock-Based Compensation

The Company measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the cost over the requisite service period, typically the vesting period.
The Company estimates the fair value of stock options on the grant date using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. There is no expected dividend rate. Historical Company information was the basis for the expected volatility assumption as the Company believes that the historical volatility over the life of the option is indicative of expected volatility in the future. The risk-free interest rate is based on the U.S. Treasury zero-coupon rates with a remaining term equal to the expected term of the option. The Company also estimates forfeitures at the time of grant and revises, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on past history of actual performance, a five percent and zero percent forfeiture rate has been assumed for the years ended December 31, 2013 and 2012, respectively.
Stock awards are made at a value equal to the market price of the Company's common stock on the date of the grant.

Earnings Per Share

The Company computes earnings per share in accordance with ASC 260, Earnings Per Share ("ASC 260"). Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period.  Diluted earnings per share adjusts basic earnings per share for the effects of stock options and other potentially dilutive financial instruments, only in the periods in which the effects are dilutive. Shares of stock granted to members of the Board of Directors (the "Board") as a portion of their director fees are deemed to be participating as defined by ASC 260 and therefore are included in the computation of basic earnings per share.

For the years ended December 31, 2013 and 2012, there were options to purchase 177,861 shares and 130,000 shares, respectively, of common stock that were excluded from the diluted earnings per share computation because the impact of the assumed exercise of such stock options would have been anti-dilutive, based on the fact that their exercise price exceeded the market price of the common stock as of December 31, 2013 and 2012.

Income Taxes

The Company's deferred income tax assets represent (a) temporary differences between the financial statement carrying amount and the tax basis of existing assets and liabilities that will result in deductible amounts in future years, and (b) the tax effects of net operating loss carry-forwards. Based on the Company's assessment of the uncertainty surrounding the realization of the favorable U.S. tax attributes in future tax returns in accordance with the provisions of ASC 740, Income Taxes ("ASC 740"), the Company has determined that a full valuation allowance against our otherwise recognizable U.S. net deferred tax assets is required.  The Company has recorded a full valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.  When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies.  Should a change in circumstances lead to a change in judgment about the ability to realize deferred tax assets in future years, the Company will adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income. The Company recognizes interest and/or penalties, if any, related to income tax matters in income tax expense.

Concentration Risk

In 2013, MtronPTI's largest customer, an electronics contract manufacturing company, accounted for $2,840,000, or 10.8% of the Company's total revenues, compared to $2,914,000, or 9.8%, in 2012.

In 2013, approximately 16.3% of MtronPTI's revenue was attributable to finished products that were manufactured by two independent contract manufacturers with production locations in both Korea and China, compared to 24.9%for 2012.

A significant portion of MtronPTI's accounts receivable is concentrated with a relatively small number of customers.  As of December 31, 2013, three of MtronPTI's largest customers accounted for approximately $905,000 of accounts receivable, or 27.6% compared to approximately $1,880,000, or 42.4% at the end of 2012.  The decrease in concentration of accounts receivable results primarily from a decrease in sales to these major customers. The Company carefully evaluates the creditworthiness of its customers in deciding to extend credit, and utilized letters of credit to further limit credit risk for export sales.  As a result of these policies, the Company has experienced very low historical bad debt expense and believes the related risk to be minimal.
At various times throughout the year and at December 31, 2013, some deposits held at financial institutions were in excess of federally insured limits.  The Company has not experienced any losses related to these balances and believes the related risk to be minimal.

Segment Information

The Company reports segment information in accordance with ASC 280, Segment Information ("ASC 280").  ASC 280 requires companies to report financial and descriptive information for each operating segment based on management's internal organizational decision-making structure.  See Note L to the Consolidated Financial Statements - "Segment Information" - for the detailed presentation of the Company's business segment.

Impairments of Long-Lived Assets

Long-lived assets, including intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Long-lived assets are grouped with other assets to the lowest level to which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Management assesses the recoverability of the carrying cost of the assets based on a review of projected undiscounted cash flows.  If an asset is held for sale, management reviews its estimated fair value less cost to sell.  Fair value is determined using pertinent market information, including appraisals or broker's estimates, and/or projected discounted cash flows. In the event an impairment loss is identified, it is recognized based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset.

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
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and trade accounts receivable.
The Company maintains cash and cash equivalents and short-term investments with various financial institutions.  The Company's policy is designed to limit exposure to any one institution.  At times, such amounts may exceed federally insured limits.

Foreign Currency Translation

The assets and liabilities of international operations are re-measured at the exchange rates in effect at the balance sheet date for monetary assets and liabilities and at historical rates for non-monetary assets and liabilities, with the related re-measurement gains or losses reported within the consolidated statement of operations. The results of international operations are re-measured at the monthly average exchange rates. The Company's foreign subsidiaries and respective operations' functional currency is the U.S. dollar.  The Company has determined this based upon the majority of transactions with customers as well as inter-company transactions and parental support being based in U.S. dollars.  The Company has recognized a re-measurement loss of $86,000 in 2013, and a re-measurement loss of $88,000 in 2012, which is included within other income, net in the consolidated statements of operations.

Restructuring Charges
The Company accounts for restructuring activities in accordance with ASC 420, Exit or Disposal Cost Obligations. Under the guidance for the cost of restructuring activities that do not constitute a discontinued operation, the liability for the current fair value of expected future costs associated with such restructuring activity shall be recognized in the period in which the liability is incurred. The Company segregates the costs of restructuring activities taken pursuant to a management approved restructuring plan. On October 17, 2013, management initiated a restructuring plan to realign our customer support operations across all of our locations with a target of reducing structural costs in an effort to gain efficiencies.  Expenses related to this plan have resulted in a charge of approximately $648,000. For additional information see footnote "N. Restructuring Charges."

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This new guidance provides specific financial statement presentation requirements of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance states that an unrecognized tax benefit in those circumstances should be presented as a reduction to the deferred tax asset. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

B.            Inventories

The Company reduces the value of its inventories to market value when the market value is believed to be less than the cost of the item.  The inventory reserve for obsolescence as of December 31, 2013 and December 31, 2012 was $2,586,000 and $2,318,000, respectively.

	December 31,
	2013	2012
	(in thousands)
Raw materials	$1,834	$2,468
Work in process	1,490	1,604
Finished goods	1,305	1,277
Total Inventories, net	$4,629	$5,349

C.            Note Payable to Bank and Long-Term Debt

	December 31, 2013	December 31, 2012
Note Payable:	(in thousands)
MtronPTI revolving loan with J.P. Morgan Chase Bank, N.A. ("Chase") due June 30, 2014. The loan bears interest at the greater of Chase's prime rate or the one-month LIBOR rate plus 2.50% per annum (3.25% at December 31, 2013), which is due and payable monthly.	$1,181	$1,249

Long-Term Debt:
MtronPTI term loan with Chase paid February 7, 2013.	-	58

Less: Current maturities	-	58
Long-Term Debt	$-	$-

On June 30, 2011, MtronPTI entered into a loan agreement with Chase, which was amended June 28, 2012, September 28, 2012, June 30, 2013 and September 19, 2013 (the "Chase Loan Agreement"). The Chase Loan Agreement provides for a revolving line of credit in the amount of $1,500,000, to be used solely for working capital needs (the "Chase Revolving Loan") and matures on June 30, 2014, provided that the Chase Loan Agreement may be extended for up to three 12-month renewal terms upon written request by MtronPTI and approval by Chase. The total borrowing capacity on the Chase Loan Agreement is subject to certain limitations on the borrowing base as defined in the Chase Loan Agreement.

At December 31, 2013, MtronPTI had approximately $1,181,000 outstanding under the Chase Revolving Loan and available borrowing capacity of approximately $319,000 under the Chase Revolving Loan.

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

As additional security for MtronPTI's obligations under the Chase Loan Agreement, MtronPTI has made a cash collateral deposit of $1,500,000 with Chase and entered into an Assignment of Deposit agreement with Chase providing Chase with a security interest in the account holding the deposit. The amount of the cash collateral deposit with Chase is included in restricted cash in the accompanying consolidated balance sheet as of December 31, 2013.  The related Assignment of Deposit agreement restricts MtronPTI's ability to withdraw any portion of the deposit and does not allow MtronPTI to assign the deposit or any part thereof.

 The Chase Loan Agreement also contains a variety of affirmative and negative covenants, including, but not limited to, a financial covenant that MtronPTI maintain tangible net worth not less than $6,000,000. As of December 31, 2013, MtronPTI was not in compliance with the tangible net worth covenant under the Chase Loan Agreement. Based on the definition of tangible net worth under the Chase Loan Agreement, MtronPTI had a tangible net worth of $5,142,000 as of December 31, 2013, as compared to the minimum requirement of $6,000,000. Chase has waived non-compliance with this covenant as of December 31, 2013, in accordance with the terms of a letter agreement dated March 5, 2014.

D.            Related Party Transactions

At December 31, 2013, the Company had $7,183,000 of cash and cash equivalents compared with $8,625,000 at December 31, 2012.  Of this amount, at December 31, 2013 and December 31, 2012, approximately $5,589,000 and $6,239,000, respectively, was invested in United States Treasury money market funds managed by a related entity (the "Fund Manager") which is related through two common directors.  One of the Company's directors, who is also a 10% stockholder, currently serves as a director and executive officer of the Fund Manager.  Another of the Company's directors serves as a director and audit committee member of the Fund Manager.  The fund transactions in 2013 and 2012 were directed solely at the discretion of Company management.

E.            Stock-Based Compensation

The Company measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the cost over the requisite service period, typically the vesting period.
On August 4, 2011, the Company's stockholders approved the 2011 Incentive Plan. 500,000 shares of common stock are authorized for issuance under the 2011 Incentive Plan. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to 10% above the market price of the Company's stock at the date of grant; those option awards generally have 5-year contractual terms and generally vest over three years. Restricted stock awards are granted at a value equal to the market price of the Company's common stock on the date of grant.

The following table summarizes the inputs to the option valuation model for the options granted during the years ended December 31, 2013 and 2012:

	2013	2012
Expected volatility	66%	79%
Dividend rate	0%	0%
Expected term (in years)	3.45	3.45
Risk-free rate	0.38%	0.38%
Forfeiture rate	5%	0%

The Company bases expected volatility on the weighted average historical stock volatility. There is no dividend rate. The expected term utilizes historical data to estimate the period of time that the options are expected to remain unexercised. The Company bases risk-free rates on the U.S. Treasury zero-coupon rates with a remaining term equal to the expected term of the option. The Company also estimates forfeitures at the time of grant and revises, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based upon past history of actual performance, a five percent and zero percent forfeiture rate has been assumed for options granted during 2013 and 2012, respectively.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2013 as well as activity during the year then ended:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	130,000	18.65	2.6	—
Granted during 2013	62,401	7.26	4.3	—
Exercised during 2013	—	—	—	—
Forfeited during 2013	(14,540)	10.40	3.8	—
Expired during 2013	—	—	—	—
Outstanding at December 31, 2013	177,861	$15.33	3.1	$—
Exercisable at December 31, 2013	66,000	$20.23	2.5	$—

The weighted-average grant-date fair value of options granted during the years 2013 and 2012 was $2.33 and $2.44, respectively.

The following table summarizes information about the Company's nonvested stock awards as of December 31, 2013,  as well as activity during the year then ended:

	Number of Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	11,549	12.72
Granted during 2013	27,864	5.29
Vested during 2013	(25,950)	7.56
Forfeited during 2013	(1,475)	11.56
Nonvested at December 31, 2013	11,988	$6.74

As of December 31, 2013, there was approximately $273,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2011 Incentive Plan and 2001 Equity Incentive Plan. That cost is to be recognized over a weighted average period of 1.5 years. The total fair value of shares vested during the year ended December 31, 2013, was approximately $132,000.

The 2011 Incentive Plan had 349,565 shares remaining available for future issuance at December 31, 2013.

F.            Income Taxes

Income tax provision (benefit) for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012
	(in thousands)
Current:
Federal	$—	$—
State and local	3	2
Foreign	23	50
Total Current	26	52

Deferred:
Federal	(1,463)	(527)
State and local	(51)	4
Foreign	(225)	(52)
Total before change in valuation allowance	(1,739)	(575)
Change in valuation allowance	5,661	(1)
Net Deferred	3,922	(576)
	$3,948	$(524)

A reconciliation of the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes:

	2013	2012
	(in thousands)
Tax provision at expected statutory rate	$(1,452)	$(627)
State taxes, net of federal benefit	(38)	6
Permanent differences	25	21
Credits	(184)	—
Changes in estimated research and development credits	—	93
Foreign tax expense, and other	(64)	(16)
Change in valuation allowance	5,661	(1)
Provision (benefit) for income taxes	$3,948	$(524)

Loss before income taxes from domestic operations was ($2,872,000) and ($1,638,000) in 2013 and 2012, respectively.  Loss before income taxes from foreign operations was ($1,399,000) and ($206,000) in 2013 and 2012, respectively.  At December 31, 2013, U.S. income taxes benefit have been provided on approximately ($1,366,000) of losses of the Company's foreign subsidiaries, because these losses are not considered to be indefinitely reinvested.  As of December 31, 2013, earnings of non-U.S. subsidiaries considered to be indefinitely reinvested totaled $556,000.  No provision for U.S. income taxes has been provided thereon.  Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. taxes, reduced by any foreign tax credits available.  It is not practicable to estimate the amount of additional tax that might be payable on this undistributed foreign income.
The Company has a total federal net operating loss ("NOL") carry-forward of $7,607,000 as of December 31, 2013.  This NOL carry-forward expires through 2033 if not utilized prior to that date. The Company has total state NOL carry-forwards of $14,559,000 as of December 31, 2013.  These NOL carry-forwards expire through 2033 if not utilized prior to that date.  The Company has research and development tax credit carry-forwards of approximately $1,178,000 at December 31, 2013, that can be used to reduce future income tax liabilities and expire principally between 2020 and 2033.  The Company has foreign tax credit carry-forwards of approximately $359,000 at December 31, 2013, that are available to reduce future U.S. income tax liabilities subject to certain limitations.  These foreign tax credit carry-forwards expire at various times between 2018 and 2020. Additionally, the Company has federal alternative minimum tax ("AMT") credits of approximately $111,000 at December 31, 2013, that are available to offset future federal tax liabilities, and have no expiration.
    Based on the Company's assessment of the uncertainty surrounding the realization of the favorable U.S. tax attributes in future tax returns in accordance with the provisions of ASC 740, the Company has determined that a full valuation allowance against our otherwise recognizable U.S. net deferred tax assets is required.  The Company has recorded a full valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.  When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies.  Should a change in circumstances lead to a change in judgment about the ability to realize deferred tax assets in future years, the Company will adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.

Deferred income taxes for 2013 and 2012 were provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.  Tax effects of temporary differences and carry-forwards at December 31, 2013 and 2012, are as follows:

	December 31, 2013		December 31, 2012
	Deferred Tax		Deferred Tax
	Asset	Liability	Asset	Liability
	(in thousands)
Inventory reserve	$996	$—	$1,022	$—
Fixed assets	—	375	—	443
Other reserves and accruals	90	—	92	—
Stock-based compensation	295	—	173	—
Undistributed foreign earnings	—	14	—	725
Other	—	75	—	35
Tax credit carry-forwards	1,648	—	1,464	—
Federal tax loss carry-forwards	2,586	—	2,116	—
State tax loss carry-forwards	541	—	513	—
Foreign tax loss carry-forwards	276	—	52	—
Total deferred income taxes	6,432	$464	5,432	$1,203
Valuation allowance	(5,968)		(307)
Net deferred tax assets	$464		$5,125

At December 31, 2013, the net deferred tax assets of $0 presented in the Company's balance sheet comprises deferred tax assets of $464,000, offset by deferred tax liabilities of $464,000. At December 31, 2012, the net deferred tax assets of $3,922,000 presented in the Company's balance sheet comprises deferred tax assets of $5,125,000, offset by deferred tax liabilities of $1,203,000.
The Company will recognize any interest and penalties related to unrecognized tax positions in income tax expense.  At the date of adoption of ASC 740, the Company did not have a liability for unrecognized tax positions.  In addition, the Company did not record any increases or decreases to its liability for unrecognized tax positions during the years ended December 31, 2013 or 2012.  Accordingly, the Company has not accrued for any interest and penalties as of December 31, 2013 or 2012.  The Company does not anticipate any change in its liability for unrecognized tax positions over the next fiscal year.
        The Company files income tax returns in the U.S. Federal, various state, Hong Kong and India jurisdictions. The statute of limitations for assessment by the Internal Revenue Service ("IRS") and state tax authorities is open for tax years ended December 31, 2010, 2011 and 2012, although carry-forward attributes that were generated prior to tax year 2010, including net operating loss carry-forwards and tax credits, may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period.  The Company is generally subject to examinations by foreign tax authorities from 2007 to the present.

G.            Other Comprehensive Income

Other comprehensive income includes the changes in fair value of investments classified as available-for-sale.

      For the year ended December 31, 2013, total comprehensive loss was $8,202,000, comprised of other comprehensive income, net of tax, of $17,000, less net loss of $8,219,000.  Other comprehensive income included $17,000 from the unrealized increase in the market value of marketable securities (included in other current assets).  As of December 31, 2013, accumulated other comprehensive income was approximately $45,000, and the change was comprised only of the change in the fair value of investments classified as available-for-sale, net of the related tax effect.

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

H.            Stockholders' Equity

On August 29, 2011, the Board authorized the Company to repurchase up to 100,000 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized and available for repurchase under the Company's existing share repurchase program to 540,000 shares, at such times, amounts and prices as the Company shall deem appropriate. As of December 31, 2013, the Company had repurchased a total of 79,664 shares of common stock at a cost of $572,000, which shares are currently held in treasury.

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total December 31, 2013
Equity securities	$61	$–	$–	$61
U.S. Treasury securities (cash equivalents)	$5,589	$–	$–	$5,589

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total December 31, 2012
Equity securities	$44	$–	$–	$44
U.S. Treasury securities (cash equivalents)	$6,239	$–	$–	$6,239

    The Company also has assets that may be subject to measurement at fair value on a non-recurring basis, including goodwill and intangible assets, and other long-lived assets. The Company reviews the carrying value of these assets whenever events and circumstances indicate that the carrying amounts of the assets may not be recoverable. If it is determined that the assets are impaired, the carrying value would be reduced to estimated fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total December 31, 2013	Total Losses
Long-lived assets held and used	$-	$-	$-	-	(249)

    In December 2013, long-lived assets held and used with a carrying amount of $249,000 were written off in connection with the Company's restructuring plan. For additional information see footnote "N. Restructuring Charges."

J.            Employee Benefit Plans

The Company offers a defined contribution plan for eligible employees, in which the Company makes discretionary contributions up to 50% of the first 6% of eligible compensation contributed by participants. The Company contributed approximately $135,000 and $106,000 for contributions during 2013 and 2012, respectively. Participants vest in employer contributions starting after their second year of service at 20% increments vesting 100% in year six.

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

Rent Expense

Rent expense under operating leases was $377,000 and $320,000 for the years ended December 31, 2013 and 2012, respectively.  The Company leases certain property and equipment, including warehousing, and sales and distribution equipment, under operating leases that extend from one to two years.  Certain of these leases have renewal options.

L.            Segment Information

The Company has one reportable business segment from operations:  frequency control devices (quartz crystals and oscillators) that represent products manufactured and sold by MtronPTI.  The Company's foreign operations in Hong Kong and India exist under MtronPTI.

Operating loss is equal to revenues less cost of sales, operating expenses, excluding investment income, interest expense, and income taxes.  Identifiable assets of each segment are the assets used by the segment in its operations excluding general corporate assets.  General corporate assets are principally cash and cash equivalents, short-term investments and certain other investments and receivables.

	Years Ended December 31,
	2013	2012
	(in thousands)
Revenues from Operations
Frequency control devices – USA	$13,797	$15,087
Frequency control devices – Foreign	12,404	14,619
Total consolidated revenues	$26,201	29,706

Operating Loss from Operations
Frequency control devices	$(2,480)	$(345)
Unallocated corporate expense	(1,684)	(1,437)
Consolidated total operating loss	(4,164)	(1,782)
Interest expense, net	(43)	(89)
Other (expense) income, net	(64)	27
Other loss	(107)	(62)

Loss Before Income Taxes	$(4,271)	$(1,844)

Capital Expenditures
Frequency control devices	448	505
General corporate	0	401
Total capital expenditures	$448	$906

Total Assets
Frequency control devices	$16,053	$19,493
General corporate	5,210	10,100
Consolidated total assets	$21,263	$29,593

M.            Foreign Revenues

For years ended December 31, 2013 and 2012, significant foreign revenues from operations (10 % or more of foreign sales) were as follows:

	Years Ended December 31,
	2013	2012
	(in thousands)

Malaysia	$4,079	$4,651
China	3,504	3,802
Hong Kong	1,448	0
Thailand	1,149	1,681
All other foreign countries	2,224	4,485
Total foreign revenues	$12,404	$14,619

The Company allocates its foreign revenue based on the customer's ship-to location.

N.            Restructuring Charges
On October 17, 2013, the Company's management initiated a restructuring plan to realign its customer support operations across all of the Company's locations and to reduce structural costs in an effort to gain efficiencies in providing customer support.

As a result of these restructuring plans, the Company incurred restructuring charges during the fourth quarter of 2013 of $648,000. These restructuring charges consisted of approximately $292,000 of employee separation costs, $107,000 of other facility closure related costs and $249,000 of non-cash charges related to the impairment of assets.
The charges for employee separation costs consisted of severance pay and other benefits. The costs related to these restructuring activities were recorded in the consolidated statements of operations as restructuring charges.

A reconciliation of the Company's restructuring liability, included as a component of other accrued expenses, is as follows:
	Employee Related	Other	Total
Beginning balance, October 17, 2013	$292,000	$107,000	$399,000
Less: Cash payments	(273,000)	(56,000)	(329,000)
Ending balance, December 31, 2013	$19,000	$51,000	$70,000

N.            Subsequent Events

On January 31, 2014, MtronPTI entered into an asset purchase agreement with Trilithic Inc. ("Trilithic") pursuant to which it acquired certain of Trilithic's filter product line assets for cash consideration of $700,000.  The acquired assets include intellectual property and equipment for Trilithic's fixed and tunable frequency filter products used in cellular, military and other wireless applications.

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