Form 10-Q
period 2014-03-31
LGL GROUP INC
filed 2014-05-15
CIK 61004

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at May 13, 2014
Common Stock, $0.01 par value	2,594,732

INDEX

THE LGL GROUP, INC.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets:	1
	– As of March 31, 2014
	– As of December 31, 2013
	Condensed Consolidated Statements of Operations:	2
	– Three months ended March 31, 2014 and 2013
	Condensed Consolidated Statements of Comprehensive Loss:	3
	– Three months ended March 31, 2014 and 2013
	Condensed Consolidated Statement of Stockholders' Equity:	4
	–Three months ended March 31, 2014
	Condensed Consolidated Statements of Cash Flows:	5
	– Three months ended March 31, 2014 and 2013
	Notes to Condensed Consolidated Financial Statements:	6
Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures	19
Item 5.	Other Information	19
Item 6.	Exhibits	20
SIGNATURES		21

PART I
FINANCIAL INFORMATION
Item 1.                  Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in Thousands)
ASSETS	March 31, 2014	December 31, 2013
Current Assets:
Cash and cash equivalents	$6,097	$7,183
Restricted cash (Note E)	1,500	1,500
Accounts receivable, less allowances of $62 and $42, respectively	3,771	3,237
Inventories, net (Note C)	4,379	4,629
Deferred income taxes, net (Note K)	—	—
Prepaid expenses and other current assets	309	405
Total Current Assets	16,056	16,954
Property, Plant and Equipment:
Land	633	633
Buildings and improvements	3,908	3,908
Machinery and equipment	16,111	15,980
Gross property, plant and equipment	20,652	20,521
Less: accumulated depreciation	(16,746)	(16,535)
Net property, plant, and equipment	3,906	3,986
Deferred income taxes, net (Note J)	—	—
Other assets, net	838	323
Total Assets	$20,800	$21,263

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable to bank (Note E)	$1,395	$1,181
Accounts payable	2,254	1,978
Accrued compensation and commissions expense	795	992
Other accrued expenses	324	357
Total Current liabilities	4,768	4,508
Commitments and Contingencies (Note L)
Stockholders' Equity
Common stock, $0.01 par value - 10,000,000 shares authorized; 2,674,448 shares issued and 2,594,784 shares outstanding at March 31, 2014 and December 31, 2013	27	27
Additional paid-in capital	28,683	28,593
Accumulated deficit	(12,147)	(11,338)
Treasury stock: 79,664 shares held in treasury at cost at March 31, 2014 and December 31, 2013, respectively	(572)	(572)
Accumulated other comprehensive income	41	45
Total Stockholders' Equity	16,032	16,755
Total Liabilities and Stockholders' Equity	$20,800	$21,263

See Accompanying Notes to Condensed Consolidated Financial Statements.

 THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

 (Dollars in Thousands, Except Per Share Amounts)
	Three Months Ended March 31,
	2014	2013
REVENUES	$6,131	$7,398
Costs and Expenses:
Manufacturing cost of sales	4,535	4,996
Engineering, selling and administrative	2,410	2,680
OPERATING LOSS	(814)	(278)
Other Income (Expense):
Interest expense, net	(8)	(19)
Other income, net	13	1
Total Other Income (Expense)	5	(18)
LOSS BEFORE INCOME TAXES	(809)	(296)
Income tax benefit	—	213

NET LOSS	$(809)	$(83)

Weighted average number of shares used in basic and diluted EPS calculation	2,594,784	2,598,144
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.31)	$(0.03)

See Accompanying Notes to Condensed Consolidated Financial Statements.

 THE LGL GROUP, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS - UNAUDITED

(Dollars in Thousands)

	Three Months Ended March 31,
	2014	2013
NET LOSS	$(809)	$(83)
Other Comprehensive (Loss) Income:
Unrealized (loss) gain on available-for-sale securities, net of income taxes	(4)	6
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(4)	6
COMPREHENSIVE LOSS	$(813)	$(77)

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED

 (Dollars in Thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2013	2,594,784	$27	$28,593	$(11,338)	$(572)	$45	$16,755
Net loss	—	—	—	(809)	—	—	(809)
Other comprehensive loss	—	—	—	—	—	(4)	(4)
Stock-based compensation	—	—	90	—	—	—	90
Balance at March 31, 2014	2,594,784	$27	$28,683	$(12,147)	$(572)	$41	$16,032

See Accompanying Notes to Condensed Consolidated Financial Statements.

 THE LGL GROUP, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

 (Dollars in Thousands)

	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(809)	$(83)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	211	217
Amortization of finite-lived intangible assets	24	23
Write-down of note receivable	—	5
Stock-based compensation	90	110
Deferred income tax benefit	—	(213)
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(534)	(129)
Decrease (increase) in inventories, net	342	(111)
Decrease in other assets	90	210
Increase (decrease) in trade accounts payable, accrued compensation and commissions expense and other accrued liabilities	46	(765)
Net cash used in operating activities	(540)	(736)

INVESTING ACTIVITIES
Capital expenditures	(12)	(140)
Asset acquisition	(748)	—
Net cash used in investing activities	(760)	(140)

FINANCING ACTIVITIES
Net borrowing on note payable to bank	214	133
Principal payments of long-term debt	—	(58)
Net cash provided by financing activities	214	75

Decrease in cash and cash equivalents	(1,086)	(801)
Cash and cash equivalents at beginning of period	7,183	8,625
Cash and cash equivalents at end of period	$6,097	$7,824

Supplemental Disclosure:
Cash paid for interest	$10	$11
Cash paid for income taxes	$7	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.            Subsidiaries of the Registrant
    The LGL Group, Inc. (the "Company"), incorporated in 1928 under the laws of the State of Indiana and reincorporated under the laws of the State of Delaware in 2007, is a holding company with subsidiaries engaged in the manufacturing and marketing of highly-engineered electronic components used to control the frequency or timing of signals in electronic circuits.

 As of March 31, 2014, the subsidiaries of the Company are as follows:
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
    During 2007, the Company sold the operating assets of Lynch Systems, Inc., a subsidiary of the Company, to an unrelated party.
    On January 31, 2014, MtronPTI completed the acquisition of certain filter product line assets from Trilithic, Inc. ("Trilithic") for net cash consideration of $700,000, excluding acquisition costs. The acquired assets were comprised of intellectual property for Trilithic's fixed and tunable frequency filter products used in cellular, military and other wireless applications, as well as some equipment.  See Note D – Intangible Assets.  This investment is expected to further strengthen and differentiate MtronPTI's high reliability RF & microwave portfolio, providing increased service to clients in the Internet Communications Technology, or ICT, and Aerospace and Defense, or Aero/Defense, market segments.

B.            Basis of Presentation
    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.
This interim information should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013.

C.            Inventories
    Inventories are stated at the lower of actual cost (determined using the first-in, first-out method), or market (estimated realizable value), with adjustment being recorded in the reserve for obsolescence, which was $2,699,000 and $2,586,000 as of March 31, 2014 and December 31, 2013, respectively.

    Inventories are comprised of the following:
	March 31, 2014	December 31, 2013
	(in thousands)
Raw materials	$1,872	$1,834
Work in process	1,465	1,490
Finished goods	1,042	1,305
Total Inventories, net	$4,379	$4,629

D.            Intangible Assets
    As part of MtronPTI's acquisition of certain filter product line assets from Trilithic, MtronPTI acquired $538,000 of intellectual property. These intangible assets are included in "other assets" and are recorded at cost less accumulated amortization.  Amortization is computed for financial reporting purposes using the straight-line method over an estimated useful life of 10 years. The net carrying value of these intangible assets is $529,000 as of March 31, 2014.

    The estimated aggregate amortization expense for each of the five succeeding years and thereafter is as follows (in thousands):

2014	$40
2015	54
2016	54
2017	54
2018	54
Thereafter	273
Total	$529

E.            Note Payable to Bank

	March 31, 2014	December 31, 2013
Note Payable:	(in thousands)
MtronPTI revolving loan with JPMorgan Chase Bank, N.A. ("Chase") due September 30, 2014. The loan bears interest at the greater of Chase's prime rate or the one-month LIBOR rate plus 2.50% per annum (3.25% at March 31, 2014), which is due and payable monthly.	$1,395	$1,181

    On June 30, 2011, MtronPTI entered into a loan agreement with Chase, which was amended on June 28, 2012, September 28, 2012, June 30, 2013 and September 19, 2013 (the "Chase Loan Agreement"). The Chase Loan Agreement provides for a revolving line of credit in the amount of $1,500,000, to be used solely for working capital needs (the "Chase Revolving Loan") and matures on September 30, 2014. The Chase Loan Agreement also provides that it may be extended for up to three 12-month renewal terms starting on June 30, 2014, upon written request by MtronPTI and approval by Chase. On May 5, 2014, Chase approved the extension of the maturity date under the Chase Loan Agreement from June 30, 2014 to September 30, 2014. The total borrowing capacity on the Chase Loan Agreement is subject to certain limitations on the borrowing base as defined in the Chase Loan Agreement.

    At March 31, 2014, MtronPTI had approximately $1,395,000 outstanding under the Chase Revolving Loan and available borrowing capacity of approximately $105,000.

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

    As additional security for MtronPTI's obligations under the Chase Loan Agreement, MtronPTI's obligations under the Chase Loan Agreement are fully collateralized in cash.  Accordingly, Chase retains a security interest in a separate account holding $1,500,000 of MtronPTI cash deposits pursuant to an Assignment of Deposit agreement.  The amount of the cash collateral deposit with Chase is recorded as restricted cash in the accompanying condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013.  The related Assignment of Deposit agreement restricts MtronPTI's ability to withdraw any portion of the deposit and does not allow MtronPTI to assign the deposit or any part thereof.

    The Chase Loan Agreement also contains a variety of affirmative and negative covenants, including, but not limited to, a financial covenant that MtronPTI maintain tangible net worth not less than $6,000,000. As of March 31, 2014, MtronPTI was not in compliance with the tangible net worth covenant under the Chase Loan Agreement. Based on the definition of tangible net worth under the Chase Loan Agreement, MtronPTI had a tangible net worth of $3,992,000 as of March 31, 2014, as compared to the minimum requirement of $6,000,000. Chase has waived non-compliance with this covenant as of March 31, 2014, in accordance with the terms of a letter agreement dated May 5, 2014.

F.            Stock-Based Compensation

    The Company estimates the fair value of stock options on the grant date using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. There is no expected dividend rate. Historical Company information was the basis for the expected volatility assumption. The fair value of grants was calculated using historical volatility as the Company believes that the historical volatility over the life of the option is indicative of expected volatility in the future. The risk-free interest rate is based on the U.S. Treasury zero-coupon rates with a remaining term equal to the expected term of the option. Accounting Standards Codification ("ASC") 718, Stock Compensation, also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based upon past history of actual performance, forfeiture rates ranging from zero percent to five percent have been assumed for options granted.

    On March 13, 2014, the Board of Directors granted a total of 24,576 options to purchase shares of the Company's common stock to members of executive management. These stock options have an exercise price of $5.82, a five-year life expiring on March 13, 2019, and vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date. These stock options have a grant date fair value of $1.88 per option.  This grant price, combined with the vesting period, reflects the objective to align management incentives with long-term value creation.

    Restricted stock awards are granted at a value equal to the market price of our common stock on the date of the grant. There were no restricted stock awards granted during the three months ended March 31, 2014.

    Compensation expense related to share-based compensation is recognized over the applicable vesting periods. As of March 31, 2014, there was approximately $223,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements.

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

    For the three months ended March 31, 2014 and 2013, there were options to purchase 200,559 shares and 192,401 shares of common stock, respectively, that were excluded from the diluted earnings (loss) per share computation because the impact of the assumed exercise of such stock options would have been anti-dilutive, due to the net loss incurred and based on the fact that the exercise price of the options exceeded the market price of the common stock as of March 31, 2014 and 2013, respectively.

H.            Warrant Dividend
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

I.            Fair Value Measurements
    The Company measures financial and non-financial assets and liabilities at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures.  These measurements involve various valuation techniques and assume that the transactions would occur between market participants in the most advantageous market for the Company.  The following is a summary of valuation techniques utilized by the Company for its significant financial and non-financial assets and liabilities as of March 31, 2014 and December 31, 2013:

Assets
    To estimate the fair value of its equity and U.S. Treasury securities, the Company obtains current market pricing from quoted market sources or uses pricing for identical securities. Assets measured at fair value on a recurring basis are summarized below.
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total March 31, 2014
Equity securities	$57	$—	$—	$57
U.S. Treasury securities (cash equivalents)	$4,739	$—	$—	$4,739

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total December 31, 2013
Equity securities	$61	$—	$—	$61
U.S. Treasury securities (cash equivalents)	$5,589	$—	$—	$5,589

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

J.            Foreign Revenues

    For the three months ended March 31, 2014 and 2013, significant foreign revenues from operations (10% or more of foreign sales) were as follows:
	Three Months Ended March 31,
	2014	2013
	(in thousands)
Significant Foreign Revenues:
China	$851	$874
Malaysia	798	1,314
Thailand	181	373
Hong Kong	59	531
All other foreign countries	728	521
Total foreign revenues	$2,617	$3,613

    The Company allocates its foreign revenue based on the customer's ship-to location.

K.            Income Taxes
    The Company had total federal and state net operating loss carry-forwards ("NOLs") of $7,607,000 and $14,559,000, respectively, as of December 31, 2013.  These NOLs expire through 2033 if not utilized prior to their expiration. The Company had research and development credit carry-forwards of approximately $1,178,000 at December 31, 2013 that can be used to reduce future income tax liabilities and expire principally between 2020 and 2033.  In addition, the Company has foreign tax credit carry-forwards of approximately $359,000 at December 31, 2013 that are available to reduce future U.S. income tax liabilities subject to certain limitations.  These foreign tax credit carry-forwards expire at various times between 2018 and 2020.
    The Company maintains a full valuation allowance against its deferred tax assets under the provisions of ASC 740, Income Taxes, based on the Company's assessment of the uncertainty surrounding the realization of the favorable U.S. tax benefits in future tax returns. When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the ability to realize deferred tax assets in future years, the Company will adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.
    The Company recorded a net tax benefit of $0 and $213,000, respectively, for the three months ended March 31, 2014 and 2013.

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

M.            Related Party Transactions
    At March 31, 2014 and December 31, 2013, approximately $4,739,000 and $5,589,000, respectively, was invested in United States Treasury money market funds managed by a related entity (the "Fund Manager") which is related through two common directors.  One of the Company's directors, who is also a 10% stockholder, currently serves as a director and executive officer of the Fund Manager.  Another of the Company's directors serves as a director and audit committee member of the Fund Manager. The fund transactions in the three months ended March 31, 2014 and the year ended December 31, 2013 were directed solely at the discretion of Company management.

N.            Restructuring Charges
    On October 17, 2013, the Company's management initiated a restructuring plan to realign its customer support operations across all of the Company's locations and to reduce structural costs in an effort to gain efficiencies in providing customer support.
    A reconciliation of the Company's restructuring liability, included as a component of other accrued expenses, is as follows:
	Employee Related	Other	Total
Ending balance, December 31, 2013	19,000	51,000	70,000
Less: Cash payments	—	(48,000)	(48,000)
Ending balance, March 31, 2014	$19,000	$3,000	$22,000

O.            Subsequent Events
    On May 5, 2014, Chase approved the extension of the maturity date under the Chase Loan Agreement from June 30, 2014 to September 30, 2014.

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
    Examples of forward-looking statements include, but are not limited to, statements regarding efforts to grow revenue, expectations regarding fulfillment of backlog, future benefits to operating margins and the adequacy of cash resources.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will in fact be accurate.  Further, we do not undertake any obligation to publicly update any forward-looking statements. As a result, you should not place undue reliance on these forward-looking statements.
Results of Operations
Three months ended March 31, 2014, compared to three months ended March 31, 2013
Consolidated Revenues and Gross Margin
    Consolidated revenues decreased by $1,267,000, or 17.1%, to $6,131,000, for the quarter ended March 31, 2014, from $7,398,000 for the comparable period in 2013.  The decrease was primarily due to price compression and reduced demand from existing customers in the Internet Communications Technology ("ICT") market segment, and to a lesser degree, reduced demand from existing customers within the Aerospace and Defense ("Aero/Defense") market segment.
    On January 31, 2014, MtronPTI completed the acquisition of certain filter product line assets from Trilithic, Inc. ("Trilithic") for net cash consideration of $700,000.  The acquired assets include intellectual property and equipment for Trilithic's fixed and tunable frequency filter products used in cellular, military and other wireless applications.  This investment is expected to further strengthen and differentiate MtronPTI's high reliability RF & microwave portfolio, providing increased service to clients in the ICT and Aero/Defense market segments.
    As of March 31, 2014, the Company's order backlog was $9,128,000, which was an increase of 6.1% compared to the backlog as of December 31, 2013, which was $8,601,000, and an increase of 9.2% compared to the backlog as of March 31, 2013, which was $8,357,000.  The increase in backlog is due to an increase in repeat orders for existing products, as well as new orders resulting from our recent acquisition of certain filter product line assets from Trilithic on January 31, 2014.
    The backlog of unfilled orders includes amounts based on signed contracts as well as other agreements we have determined are legally binding and likely to proceed. Although the order backlog represents only firm orders that are considered likely to be fulfilled within 12 months, cancellations or scope adjustments may and do occur. The order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any.  The Company expects to fill substantially its entire current order backlog within the next twelve months, but cannot provide assurance as to the portion of the order backlog to be fulfilled in a given period.
    Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues decreased to 26.0% from 32.5% for the three-month period ended March 31, 2014, compared to the same prior year period. The decrease was primarily due to a 17.1% decrease in revenues as well as a less favorable product mix compared to the same prior year period. The Company is focusing research and development efforts toward serving additional segments of the timing and frequency control markets, while augmenting sales efforts to gain market share in wireless infrastructure, aerospace, energy exploration, homeland security, military communications and personnel protection.

Operating Loss
    Operating loss of ($814,000) for the three months ended March 31, 2014, increased by $536,000 compared to an operating loss of ($278,000) for the comparable period in 2013.  The increase in operating loss was due to a 17.1% decrease in revenues and a 6.5% decrease in gross margin, offset partially by a decrease in engineering, selling and administrative expenses of $270,000 as a result of the restructuring plan executed in the fourth quarter of 2013 to realign customer support operations across all of our locations in an effort to gain efficiencies.
Stock-Based Compensation
    Stock-based compensation expense was $90,000 and $110,000 for the three months ended March 31, 2014 and 2013, respectively. Compensation expense related to stock-based compensation is recognized over the applicable vesting periods. As of March 31, 2014, there was approximately $223,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements.
    On March 13, 2014, the Board of Directors granted a total of 24,576 options to purchase shares of the Company's common stock to members of executive management. These stock options have an exercise price of $5.82, which reflects a 10% premium compared to the closing price on the date of grant, have a five-year life expiring on March 13, 2019, and vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date. These stock options have a grant date fair value of $1.88 per option. This grant price, combined with the vesting period, reflects the objective to align management incentives with long-term value creation.
Interest Expense, Net
    Interest expense, net, was $8,000 for the three months ended March 31, 2014, which was a decrease of $11,000, from $19,000, for the three months ended March 31, 2013. The decrease was due to a reduction in the average outstanding balance on MtronPTI's credit facilities for the three months ended March 31, 2014, compared with the same prior year period.
Income Taxes
    The Company recorded a net tax benefit of $0 and $213,000, respectively, for the three months ended March 31, 2014 and 2013.
    The Company maintains a full valuation allowance against its deferred tax assets under the provisions of ASC 740, Income Taxes, based on the Company's assessment of the uncertainty surrounding the realization of the favorable U.S. tax benefits in future tax returns.  When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the ability to realize deferred tax assets in future years, the Company will adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.
Net Loss
    Net loss for the three months ended March 31, 2014, was ($809,000) compared to a net loss of ($83,000) for the comparable period in 2013. The increased loss is primarily due to the 17.1% decrease in revenues and a 6.5% decrease in gross margin, partially offset by a decrease in engineering, selling and administrative expenses of $270,000 as a result of the restructuring plan executed in the fourth quarter of 2013 to realign customer support operations across all of our locations in an effort to gain efficiencies. Basic and diluted net loss per share for the three month periods ended March 31, 2014 and 2013, was ($0.31) and ($0.03), respectively.

Liquidity and Capital Resources
    Cash and cash equivalents decreased by $1,086,000, from $7,183,000 at December 31, 2013 to $6,097,000 at March 31, 2014. At March 31, 2014, MtronPTI had approximately $1,395,000 outstanding, and available borrowing capacity of $105,000 under its revolving line of credit with JPMorgan Chase Bank, N.A. ("Chase").
    Cash used in operating activities was ($540,000) for the three months ended March 31, 2014, compared to ($736,000) for the same period in 2013. The decrease was due primarily to a net loss of ($809,000), offset by depreciation of $211,000, net working capital adjustments of ($146,000) and stock-based compensation of $90,000, compared to a net loss of ($83,000), which was offset by a deferred tax benefit of ($213,000), net working capital adjustments of ($1,005,000), depreciation of 217,000, stock-based compensation of $110,000 and a decrease in other assets $210,000 for the three months ended March 31, 2013.
    Cash used in investing activities for the three months ended March 31, 2014 and 2013 was ($760,000) and ($140,000), respectively. The increase was primarily due to our acquisition of certain of Trilithic's filter product line assets for cash consideration of $700,000 on January 31, 2014.
    Cash provided by financing activities was $214,000 for the three months ended March 31, 2014, compared with $75,000 for the comparable prior year period. The change was due primarily to a year over year increase in net borrowings of $81,000 and a year over year decrease in principal payments of long-term debt due to the payoff of the Chase term loan on February 7, 2013.
    At March 31, 2014, the Company's consolidated working capital was $11,288,000, compared to $12,446,000 at December 31, 2013.  At March 31, 2014, the Company had current assets of $16,056,000, current liabilities of $4,768,000 and a ratio of current assets to current liabilities of 3.37 to 1.00. Despite the decline in revenues for the first three months of 2014 as compared to the first three months of 2013, accounts receivable increased $534,000, due primarily to an increase revenues from the prior quarter. At December 31, 2013, the Company had current assets of $16,954,000, current liabilities of $4,508,000 and a ratio of current assets to current liabilities of 3.76 to 1.00.  Management continues to focus on efficiently managing working capital requirements to match operating activity levels.
    On June 30, 2011, MtronPTI entered into a loan agreement with Chase, which was amended on June 28, 2012, September 28, 2012, June 30, 2013 and September 19, 2013 (the "Chase Loan Agreement"). The Chase Loan Agreement provides for a revolving line of credit in the amount of $1,500,000, to be used solely for working capital needs (the "Chase Revolving Loan") and matures on September 30, 2014. The Chase Loan Agreement also provides that it may be extended for up to three 12-month renewal terms starting on June 30, 2014, upon written request by MtronPTI and approval by Chase. On May 5, 2014, Chase approved the extension of the maturity date under the Chase Loan Agreement from June 30, 2014 to September 30, 2014. The total borrowing capacity on the Chase Loan Agreement is subject to certain limitations on the borrowing base as defined in the Chase Loan Agreement.At March 31, 2014, MtronPTI had approximately $1,395,000 outstanding under the Chase Revolving Loan and available borrowing capacity of approximately $105,000.
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
    As additional security for MtronPTI's obligations under the Chase Loan Agreement, MtronPTI's obligations under the Chase Loan Agreement are fully collateralized in cash.  Accordingly, Chase retains a security interest in a separate account holding $1,500,000 of MtronPTI cash deposits pursuant to an Assignment of Deposit agreement.  The amount of the cash collateral deposit with Chase is recorded as restricted cash in the accompanying condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013.  The related Assignment of Deposit agreement restricts MtronPTI's ability to withdraw any portion of the deposit and does not allow MtronPTI to assign the deposit or any part thereof.

    The Chase Loan Agreement also contains a variety of affirmative and negative covenants, including, but not limited to, a financial covenant that MtronPTI maintain tangible net worth not less than $6,000,000. As of March 31, 2014, MtronPTI was not in compliance with the tangible net worth covenant under the Chase Loan Agreement. Based on the definition of tangible net worth under the Chase Loan Agreement, MtronPTI had a tangible net worth of $3,992,000 as of March 31, 2014, as compared to the minimum requirement of $6,000,000. Chase has waived non-compliance with this covenant as of March 31, 2014, in accordance with the terms of a letter agreement dated May 5, 2014.

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
    The Company meets these conditions upon shipment because title and risk of loss passes to the customer at that time. However, the Company offers a limited right of return and/or authorized price protection provisions in its agreements with certain electronic component distributors who resell the Company's products to original equipment manufacturers or electronic manufacturing services companies. As a result, the Company estimates and records a reserve for future returns and other charges against revenue at the time of shipment consistent with the terms of sale. The reserve is estimated based on historical experience with each respective distributor.  The amount of these reserves at March 31, 2014, is not material to the financial statements.

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

Income Taxes

    Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The future recoverability of the Company's net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards. The Company maintains a full valuation allowance against the Company's net deferred tax assets.  The valuation allowance was calculated in accordance with the provisions of ASC 740, Income Taxes, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

Stock-Based Compensation
    The Company measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the cost over the requisite service period, typically the vesting period.
    The Company estimates the fair value of stock options on the grant date using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. There is no expected dividend rate. Historical Company information was the basis for the expected volatility assumption as the Company believes that the historical volatility over the life of the option is indicative of expected volatility in the future. The risk-free interest rate is based on the U.S. Treasury zero-coupon rates with a remaining term equal to the expected term of the option. The Company also estimates forfeitures at the time of grant and revises, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based upon past history of actual performance, forfeiture rates ranging from zero percent to five percent have been assumed for options granted.
    Stock awards are made at a value equal to the market price of the Company's common stock on the date of the grant.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements.

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk.
    Not applicable.

Item 4.                          Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
    As of the end of the period covered by this report, the Company's principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on their evaluation of the Company's disclosure controls and procedures, the Company's principal executive officer and principal financial officer, with the participation of the Company's management, have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2014, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
    During the fiscal quarter ended March 31, 2014, there were no changes in the Company's internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.                                        Legal Proceedings.
    None.
Item 1A.                                        Risk Factors.
    None.
Item 2.                                        Unregistered Sales of Equity Securities and Use of Proceeds.
    None.
Item 3.                                        Defaults Upon Senior Securities.
    None.
Item 4.                                        Mine Safety Disclosures.
    None.
Item 5.                                        Other Information.
    None.

Item 6.	Exhibits.
The following is a list of exhibits filed as part of this Form 10-Q:
Exhibit No.	Description

2.1	Asset Purchase Agreement, dated as of January 31, 2014, made by and between M-Tron Industries, Inc. and Trilithic. Inc. *+
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
____________
* Filed herewith
** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.
+ Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of the omitted schedules and exhibits to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LGL GROUP, INC.

Date: May15, 2014	By:	/s/ Gregory P. Anderson
Gregory P. Anderson
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2014	By:	/s/ R. LaDuane Clifton
R. LaDuane Clifton
Chief Financial Officer (Principal Financial Officer)

Date: May 15, 2014	By:	/s/ James L. Williams
James L. Williams Corporate Controller (Principal Accounting Officer)