Form 10-Q
period 2014-06-30
LGL GROUP INC
filed 2014-08-14
CIK 61004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2014
Common Stock, $0.01 par value	2,594,732

INDEX

THE LGL GROUP, INC.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets:	1
	– As of June 30, 2014
	– As of December 31, 2013
	Condensed Consolidated Statements of Operations:	2
	– Three and six months ended June 30, 2014 and 2013
	Condensed Consolidated Statements of Comprehensive Loss:	3
	– Three and six months ended June 30, 2014 and 2013
	Condensed Consolidated Statement of Stockholders' Equity:	4
	–Six months ended June 30, 2014
	Condensed Consolidated Statements of Cash Flows:	5
	– Six months ended June 30, 2014 and 2013
	Notes to Condensed Consolidated Financial Statements:	6
Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	22
SIGNATURES		23

PART I
FINANCIAL INFORMATION
Item 1.                  Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in Thousands)
ASSETS	June 30, 2014	December 31, 2013
Current Assets:
Cash and cash equivalents	$6,125	$7,183
Restricted cash (Note E)	1,500	1,500
Accounts receivable, less allowances of $45 and $42, respectively	3,442	3,237
Inventories, net (Note C)	4,551	4,629
Prepaid expenses and other current assets	307	405
Total Current Assets	15,925	16,954
Property, Plant and Equipment:
Land	633	633
Buildings and improvements	3,908	3,908
Machinery and equipment	3,908	15,980
Gross property, plant and equipment	20,693	20,521
Less: accumulated depreciation	(16,956)	(16,535)
Net property, plant, and equipment	3,737	3,986
Deferred income taxes, net (Note J)	—	—
Other assets, net	814	323
Total Assets	$20,476	$21,263

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable to bank (Note E)	$1,500	$1,181
Accounts payable	2,117	1,978
Accrued compensation and commissions expense	982	992
Accrued restructuring expense	350	70
Accrued warranty expense	366	22
Other accrued expenses	295	357
Total Current liabilities	5,610	4,508
Commitments and Contingencies (Note L)
Stockholders' Equity
Common stock, $0.01 par value - 10,000,000 shares authorized; 2,674,448 shares issued and 2,594,732 shares outstanding at June 30, 2014 and 2,674,530 shares issued and 2,594,784 shares outstanding at December 31, 2013	27	27
Additional paid-in capital	28,779	28,593
Accumulated deficit	(13,416)	(11,338)
Treasury stock: 79,716 and 79,664 shares held in treasury at cost at June 30, 2014 and December 31, 2013, respectively	(572)	(572)
Accumulated other comprehensive income	48	45
Total Stockholders' Equity	14,866	16,755
Total Liabilities and Stockholders' Equity	$20,476	$21,263

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
REVENUES	$5,850	$6,965	$11,981	$14,363
Cost and Expenses:
Manufacturing cost of sales	4,485	5,177	9,020	10,173
Engineering, selling and administrative	2,246	2,606	4,656	5,286
Restructuring expense	397	-	397	-
OPERATING LOSS	(1,278)	(818)	(2,092)	(1,096)
Other Income (Expense):
Interest expense, net	(8)	(10)	(16)	(29)
Other income (expense), net	17	(1)	30	-
Total Other Income (Expense)	9	(11)	14	(29)
LOSS BEFORE INCOME TAXES	(1,269)	(829)	(2,078)	(1,125)
Income tax provision	-	(4,135)	-	(3,922)
NET LOSS	$(1,269)	$(4,964)	$(2,078)	$(5,047)
Weighted average number of shares used in basic and diluted net loss per common share calculation.	2,594,743	2,602,329	2,594,764	2,600,248
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.49)	$(1.91)	$(0.80)	$(1.94)

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHNSIVE LOSS - UNAUDITED

(Dollars in Thousands)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
NET LOSS	$(1,269)	$(4,964)	$(2,078)	$(5,047)
Other Comprehensive Income:
Unrealized gain on available-for-sale securities, net of taxes	7	6	3	12
TOTAL OTHER COMPREHENSIVE INCOME	7	6	3	12
COMPREHENSIVE LOSS	$(1,262)	$(4,958)	$(2,075)	$(5,035)

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED

 (Dollars in Thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2013	2,594,784	$27	$28,593	$(11,338)	$(572)	$45	$16,755
Net loss	—	—	—	(2,078)	—	—	(2,078)
Other comprehensive loss	—	—	—	—	—	3	3
Stock-based compensation	(52)	—	186	—	—	—	186
Balance at June 30, 2014	2,594,732	$27	$28,779	$(13,416)	$(572)	$48	$14,866

See Accompanying Notes to Condensed Consolidated Financial Statements.

 THE LGL GROUP, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

 (Dollars in Thousands)

	Three Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(2,078)	$(5,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	421	442
Amortization of finite-lived intangible assets	52	46
Write-down of note receivable	—	10
Stock-based compensation	186	253
Deferred income tax benefit	—	3,922
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(205)	390
Decrease in inventories, net	170	24
Decrease in other assets	95	287
Increase in accrued restructuring expense	280	—
Increase (decrease) in trade accounts payable, accrued compensation and commissions expense, accrued warranty expense and other accrued liabilities	503	(626)
Net cash used in operating activities	(576)	(299)

INVESTING ACTIVITIES
Capital expenditures	(53)	(228)
Asset acquisition	(748)	—
Net cash used in investing activities	(801)	(228)

FINANCING ACTIVITIES
Net borrowing (repayments) on note payable to bank	319	(368)
Principal payments of long-term debt	—	(58)
Net cash provided by financing activities	319	(485)

Decrease in cash and cash equivalents	(1,058)	(1,012)
Cash and cash equivalents at beginning of period	7,183	8,625
Cash and cash equivalents at end of period	$6,125	$7,613

Supplemental Disclosure:
Cash paid for interest	$21	$19
Cash paid for income taxes	$—	$—

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

 As of June 30, 2014, the subsidiaries of the Company are as follows:
Owned By The LGL Group, Inc.
M-tron Industries, Inc.	100.0%
M-tron Industries, Ltd.	99.9%
Piezo Technology, Inc.	100.0%
Piezo Technology India Private Ltd.	99.0%
M-tron Asia, LLC	100.0%
M-tron Services, Ltd.	100.0%
Lynch Systems, Inc.	100.0%

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
B.            Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.
This interim information should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013.

C.            Inventories
Inventories are stated at the lower of actual cost (determined using the first-in, first-out method), or market (estimated realizable value), with adjustment being recorded in the reserve for obsolescence, which was $2,814,000 and $2,586,000 as of June 30, 2014 and December 31, 2013, respectively.

Inventories are comprised of the following:
	June 30, 2014	December 31, 2013
	(in thousands)
Raw materials	$1,854	$1,834
Work in process	1,657	1,490
Finished goods	1,040	1,305
Total Inventories, net	$4,551	$4,629

D.            Intangible Assets
As part of MtronPTI's acquisition of certain filter product line assets from Trilithic, MtronPTI acquired $538,000 of intellectual property. These intangible assets are included in "other assets" and are recorded at cost less accumulated amortization.  Amortization is computed for financial reporting purposes using the straight-line method over an estimated useful life of 10 years. The net carrying value of these intangible assets is $516,000 as of June 30, 2014.

The estimated aggregate amortization expense for each of the five succeeding years and thereafter is as follows (in thousands):
Remainder of 2014	$27
2015	54
2016	54
2017	54
2018	54
Thereafter	273
Total	$516

E.            Note Payable to Bank
	June 30, 2014	December 31, 2013
Note Payable:	(in thousands)
MtronPTI revolving loan with JPMorgan Chase Bank, N.A. ("Chase") due September 30, 2014. The loan bears interest at the greater of Chase's prime rate or the one-month LIBOR rate plus 2.50% per annum (3.25% at June 30, 2014), which is due and payable monthly.	$1,500	$1,181

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
The total borrowing capacity on the Chase Loan Agreement is subject to certain limitations on the borrowing base as defined in the Chase Loan Agreement.  At June 30, 2014, MtronPTI had approximately $1,500,000 outstanding under the Chase Revolving Loan and no available borrowing capacity.  The Company intends to retire the line of credit prior to its maturity on September 30, 2014, and repay the amount outstanding from existing funds.

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
As additional security for MtronPTI's obligations under the Chase Loan Agreement, MtronPTI's obligations under the Chase Loan Agreement are fully collateralized in cash.  Accordingly, Chase retains a security interest in a separate account holding $1,500,000 of MtronPTI cash deposits pursuant to an Assignment of Deposit agreement.  The amount of the cash collateral deposit with Chase is recorded as restricted cash in the accompanying condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013.  The related Assignment of Deposit agreement restricts MtronPTI's ability to withdraw any portion of the deposit and does not allow MtronPTI to assign the deposit or any part thereof.

The Chase Loan Agreement also contains a variety of affirmative and negative covenants, including, but not limited to, a financial covenant that MtronPTI maintain tangible net worth not less than $6,000,000. As of June 30, 2014, MtronPTI was not in compliance with the tangible net worth covenant under the Chase Loan Agreement. Based on the definition of tangible net worth under the Chase Loan Agreement, MtronPTI had a tangible net worth of $3,075,000 as of June 30, 2014, as compared to the minimum requirement of $6,000,000. Chase has waived non-compliance with this covenant as of June 30, 2014, in accordance with the terms of a letter agreement dated August 6, 2014.

F.            Stock-Based Compensation

The Company estimates the fair value of stock options on the grant date using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. There is no expected dividend rate. Historical Company information was the basis for the expected volatility assumption. The fair value of grants was calculated using historical volatility as the Company believes that the historical volatility over the life of the option is indicative of expected volatility in the future. The risk-free interest rate is based on the U.S. Treasury zero-coupon rates with a remaining term equal to the expected term of the option. Accounting Standards Codification ("ASC") 718, Stock Compensation, also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based upon past history of actual performance, forfeiture rates ranging from zero percent to twenty percent have been assumed for options granted.

On June 11, 2014, the Board of Directors granted options to purchase a total of 75,000 shares of the Company's common stock to Michael Ferrantino, Sr., pursuant to the Company's 2011 Incentive Plan. These stock options have an exercise price of $4.90, a five-year life expiring on June 11, 2019, and vest as follows: 60% immediately; an additional 20% on the second anniversary of the grant date; and the remaining 20% on the third anniversary of the grant date. These stock options have a grant date fair value of $1.48 per option.

In connection with Gregory P. Anderson's resignation on May 21, 2014, the Company modified the terms of his August 9, 2012 Incentive Stock Option Agreement pursuant to which options to purchase 7,500 shares of the Company's common stock vested immediately. The Company also modified the terms of Mr. Anderson's February 29, 2012 and March 26, 2013 Restricted Stock Agreements pursuant to which a total of 1,470 restricted shares will vest six months after his resignation and an additional 1,470 restricted shares will vest one year after his resignation.

On March 13, 2014, the Board of Directors granted a total of 24,576 options to purchase shares of the Company's common stock to members of executive management, pursuant to the Company's 2011 Incentive Plan. These stock options have an exercise price of $5.82, a five-year life expiring on March 13, 2019, and vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date. These stock options have a grant date fair value of $1.88 per option.

The terms of the options reflect the objective to align management incentives with long-term value creation.

Restricted stock awards are granted at a value equal to the market price of our common stock on the date of the grant. There were no restricted stock awards granted during the six months ended June 30, 2014.
Compensation expense related to share-based compensation is recognized over the applicable vesting periods. As of June 30, 2014, there was approximately $172,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements.
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
For the three and six months ended June 30, 2014 there were options to purchase 247,493 shares of common stock that were excluded from the diluted loss per share computation because the impact of the assumed exercise of such stock options would have been anti-dilutive. For the three and six months ended June 30, 2013, there were options to purchase 192,401 shares of common stock that were excluded from the diluted loss per share computation because the impact of the assumed exercise of such stock options would have been anti-dilutive.
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
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total June 30, 2014
Equity securities	$64	$—	$—	$64
U.S. Treasury securities (cash equivalents)	$4,739	$—	$—	$4,739

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total December 31, 2013
Equity securities	$61	$—	$—	$61
U.S. Treasury securities (cash equivalents)	$5,589	$—	$—	$5,589

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

J.            Foreign Revenues

For the three and six months ended June 30, 2014 and 2013, significant revenues from operations (10% or more of foreign sales) were as follows:

	Three Months Ended	Three Months Ended
	June 30, 2014	June 30, 2013
Significant Foreign Revenues:
Malaysia	$882	$1,074
China	765	907
Hong Kong	225	494
All other foreign countries	753	926
Total foreign revenues	$2,625	$3,401

	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013
Significant Foreign Revenues:
Malaysia	$1,680	$1,781
China	1,616	2,388
Thailand	326	1,025
All other foreign countries	1,620	1,820
Total foreign revenues	$5,242	$7,014

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
The Company recorded a net tax provision of $0 and $3,922,000, for the six months ended June 30, 2014 and 2013, respectively.

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

M.            Related Party Transactions
At June 30, 2014 and December 31, 2013, approximately $4,739,000 and $5,589,000, respectively, was invested in United States Treasury money market funds managed by a related entity (the "Fund Manager") which is related through two common directors.  One of the Company's directors, who is also a 10% stockholder, currently serves as a director and executive officer of the Fund Manager.  Another of the Company's directors serves as a director and audit committee member of the Fund Manager.  The fund transactions in the six months ended June 30, 2014 and the year ended December 31, 2013 were directed solely at the discretion of Company management.

N.            Restructuring Charges
On May 27, 2014, the Company's management initiated a plan for further realignment of its sales, general and administrative activities as part of its ongoing efforts to restore sustainable profitability and improve its competitive position as a niche design and manufacturing company of highly-engineered electronics components and subsystems within a dynamic market environment.  Implementation of this plan for realignment is expected to be substantially completed within the third quarter of 2014. Management continues to evaluate opportunities to improve the Company's operating leverage and position for improved results.  As a result of this plan for realignment, the Company incurred restructuring charges during the quarter ended June 30, 2014, of $397,000.  These restructuring charges consisted of approximately $334,000 of employee separation costs and $63,000 of other office closure-related costs.

The charges for employee separation costs consisted of severance pay and other benefits. The costs related to these restructuring activities were recorded in the consolidated statements of operations as restructuring charges.
A reconciliation of the Company's restructuring liability, included as a component of other accrued expenses, is as follows:
	Employee Related	Other	Total
Beginning balance, May 27, 2014	$334,000	$63,000	$397,000
Less: Cash payments	(42,000)	(8,000)	(50,000)
Ending balance, June 30, 2014	$292,000	$55,000	$347,000

On October 17, 2013, the Company's management initiated a restructuring plan to realign its customer support operations across all of the Company's locations and to reduce structural costs in an effort to gain efficiencies in providing customer support.

A reconciliation of the Company's restructuring liability, included as a component of other accrued expenses, is as follows:
	Employee Related	Other	Total
Ending balance, December 31, 2013	$19,000	$51,000	$70,000
Less: Cash payments	(19,000)	(48,000)	(67,000)
Ending balance, June 30, 2014	$-	$3,000	$3,000

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
Examples of forward-looking statements include, but are not limited to, statements regarding efforts to grow revenue, expectations regarding fulfillment of backlog, future benefits to operating margins and the adequacy of cash resources.  These statements may be found under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in this Quarterly Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014, as updated by our subsequently filed quarterly reports on Form 10-Q.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will in fact be accurate.  Further, we do not undertake any obligation to publicly update any forward-looking statements.  As a result, you should not place undue reliance on these forward-looking statements.
Results of Operations
Three months ended June 30, 2014, compared to three months ended June 30, 2013
Consolidated Revenues and Gross Margin
Consolidated revenues decreased by $1,115,000, or 16.0%, to $5,850,000, for the quarter ended June 30, 2014, from $6,965,000 for the comparable period in 2013.  The decrease was primarily due to price compression and reduced demand from existing customers in the Internet Communications Technology ("ICT") market segment, and to a lesser degree, reduced demand from existing customers within the Aerospace and Defense ("Aero/Defense") market segment.
As of June 30, 2014, the Company's order backlog was $9,563,000, which was an increase of 4.8% compared to the backlog as of March 31, 2014, which was $9,128,000, and an increase of 5.4% compared to the backlog as of June 30, 2013, which was $9,070,000. The increase in backlog is due to an increase in repeat orders for existing products, as well as new orders resulting from our recent acquisition of certain filter product line assets from Trilithic on January 31, 2014.
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
Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues decreased to 23.3% from 25.7% for the three-month period ended June 30, 2014, compared to the same prior year period.  The decrease was primarily due to a 16.0% decrease in revenues and a $344,000 increase in accrued warranty expense related to two isolated product defects.
Operating Loss
Operating loss of ($1,278,000) for the three months ended June 30, 2014, increased by $460,000 compared to an operating loss of ($818,000) for the comparable period in 2013.  The increase in operating loss was due primarily to the 16.0% decrease in revenues, 2.4% decrease in gross margin, and recognition of a restructuring charge of $397,000 during the quarter ended June 30, 2014, offset partially by a decrease in engineering, selling and administrative expenses of $360,000 as a result of the restructuring plan executed during the quarter ended December 31, 2013, to realign customer support operations across all of our locations in an effort to gain efficiencies.
On May 27, 2014, the Company's management initiated a plan for further realignment of its sales, general and administrative activities as part of its ongoing efforts to restore sustainable profitability and improve its competitive position as a niche design and manufacturing company of highly-engineered electronics components and subsystems within a dynamic market environment.  Implementation of this restructuring plan is expected to be substantially completed within the third quarter of 2014. Management continues to evaluate opportunities to improve the Company's operating leverage and position for improved results. For additional information see "Note N. Restructuring Charges".
Stock-Based Compensation
Stock-based compensation expense was $96,000 and $143,000 for the three months ended June 30, 2014 and 2013, respectively. Compensation expense related to stock-based compensation is recognized over the applicable vesting periods. As of June 30, 2014, there was approximately $172,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements.
On June 11, 2014, the Board of Directors granted options to purchase a total of 75,000 shares of the Company's common stock to Michael Ferrantino, Sr., pursuant to the Company's 2011 Incentive Plan. These stock options have an exercise price of $4.90, a five-year life expiring on June 11, 2019, and vest as follows: 60% immediately; an additional 20% on the second anniversary of the grant date; and the remaining 20% on the third anniversary of the grant date. These stock options have a grant date fair value of $1.48 per option.
Interest Expense, Net
Interest expense, net, was $8,000 for the three months ended June 30, 2014, which was a decrease of $2,000, from $10,000, for the three months ended June 30, 2013. The decrease was due to the change in the average outstanding balance on MtronPTI's credit facilities for the three months ended June 30, 2014, compared with the same prior year period.
Income Taxes
The Company recorded a net tax provision of $0 and $4,135,000, for the three months ended June 30, 2014 and 2013, respectively.
The Company maintains a full valuation allowance against its deferred tax assets under the provisions of ASC 740, Income Taxes, based on the Company's assessment of the uncertainty surrounding the realization of the favorable U.S. tax benefits in future tax returns.  When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies.  Should a change in circumstances lead to a change in judgment about the ability to realize deferred tax assets in future years, the Company will adjust related valuation allowances in the period in which the change in circumstances occurs, along with a corresponding increase or charge to income.
Net Loss
Net loss for the three months ended June 30, 2014, was ($1,269,000) compared to a net loss of ($4,964,000) for the comparable period in 2013. The decrease in loss is primarily due to the 2013 increase in the valuation allowance of $4,135,000 against the Company's deferred tax assets as of June 30, 2013, which did not recur in 2014, partially offset by the current year restructuring charge of $397,000. Basic and diluted net loss per share for the three month periods ended June 30, 2014 and 2013, was ($0.49) and ($1.91), respectively.

Six months ended June 30, 2014, compared to six months ended June 30, 2013
Consolidated Revenues and Gross Margin
Consolidated revenues decreased by $2,382,000, or 16.6%, to $11,981,000 for the six-month period ended June 30, 2014, from $14,363,000 for the comparable period in 2013. The decrease was primarily due to price compression and reduced demand from existing customers in the Internet Communications Technology ("ICT") market segment, and to a lesser degree, reduced demand from existing customers within the Aerospace and Defense ("Aero/Defense") market segment.
As of June 30, 2014, the Company's order backlog was $9,563,000, which was an increase of 11.2% compared to the backlog as of December 31, 2013, which was $8,601,000, and an increase of 5.4% compared to the backlog as of June 30, 2013, which was $9,070,000. The increase in backlog is due to an increase in repeat orders for existing products, as well as new orders resulting from our recent acquisition of certain filter product line assets from Trilithic on January 31, 2014.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues decreased to 24.7% for the six-month period ended June 30, 2014, from 29.2% for the comparable period in 2013.  The decrease was primarily due to a 16.6% decrease in revenues as well as a $344,000 increase in accrued warranty expense related to two isolated product defects.

Operating Loss

Operating loss of ($2,092,000) for the six months ended June 30, 2014, increased by $996,000 compared to an operating loss of ($1,096,000) for the comparable period in 2013.  The increase in operating loss was due to the 16.6% decrease in revenues, 4.5% decrease in gross margin, and the restructuring charge of $397,000, offset partially by a decrease in engineering, selling and administrative expenses of $630,000 as a result of the restructuring plan executed in the fourth quarter of 2013 to realign customer support operations across all of our locations in an effort to gain efficiencies.
Stock-Based Compensation
On June 11, 2014, the Board of Directors granted options to purchase a total of 75,000 shares of the Company's common stock to Michael Ferrantino, Sr., pursuant to the Company's 2011 Incentive Plan. These stock options have an exercise price of $4.90, a five-year life expiring on June 11, 2019, and vest as follows: 60% immediately; an additional 20% on the second anniversary of the grant date; and the remaining 20% on the third anniversary of the grant date. These stock options have a grant date fair value of $1.48 per option.
On March 13, 2014, the Board of Directors granted options to purchase a total of 24,576 shares of the Company's common stock to members of executive management pursuant to the Company's 2011 Incentive Plan. These stock options have an exercise price of $5.82, which reflects a 10% premium compared to the closing price on the date of grant, have a five-year life expiring on March 13, 2019, and vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date. These stock options have a grant date fair value of $1.88 per option.
Stock-based compensation expense was $186,000 and $253,000 for the six months ended June 30, 2014 and 2013, respectively.
Interest Expense
Interest expense was $16,000 for the six-month period ended June 30, 2014, which was a decreas of $13,000 from $29,000 for the comparable period in 2013. The decrease was due to a reduction in the average outstanding balance on MtronPTI's credit facilites for the three months ended June 30, 2014 compared with the same prior year period.

Income Taxes
The Company recorded a net provision of $0 and of $3,922,000 for income taxes, respectively, in the six months ended June 30, 2014 and 2013. The provision is based on our estimated tax liability at the end of the year, including our assessment of the probability that we will be able to utilize our net operating losses and tax credits prior to expiration.
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

Net Loss
Net loss for the six-month period ended June 30, 2014 was ($2,078,000) compared to ($5,047,000) for the comparable period in 2013.  The decrease in loss is primarily due to the 2013 increase in the valuation allowance of $3,922,000 against the Company's deferred tax assets as of June 30, 2013, which did not recur in 2014, partially offset by the current year restructuring charge of $397,000. Basic and diluted net loss per share for the six month periods ended June 30, 2014 and 2013, was ($0.80) and ($1.94), respectively.
Liquidity and Capital Resources
Cash and cash equivalents decreased by $1,058,000, from $7,183,000 at December 31, 2013 to $6,125,000 at June 30, 2014. At June 30, 2014, MtronPTI had approximately $1,500,000 outstanding, and no available borrowing capacity under its revolving line of credit with JPMorgan Chase Bank, N.A. ("Chase").
Cash used in operating activities was ($576,000) for the six months ended June 30, 2014, compared to ($299,000) for the same period in 2013.  The increase in cash used was due primarily to a net loss of ($2,078,000), offset by depreciation of $421,000, net working capital adjustments of $748,000, including an increase in accrued restructuring expense of $280,000, stock-based compensation of $186,000, and a decrease in other assets of $95,000, for the six months ended June 30, 2014, compared to a net loss of ($5,047,000), which was offset by a deferred tax provision of $3,922,000, net working capital adjustments of ($212,000), depreciation of 442,000, stock-based compensation of $253,000 and a decrease in other assets of $287,000, for the six months ended June 30, 2013.
Cash used in investing activities for the six months ended June 30, 2014 and 2013 was ($801,000) and ($228,000), respectively. The increase was primarily due to our acquisition of certain of Trilithic's filter product line assets for cash consideration of $700,000 on January 31, 2014.
Cash provided by financing activities was $319,000 for the six months ended June 30, 2014, compared with cash used in financing activities of ($485,000) for the comparable prior year period. The change was due primarily to a year over year increase in net borrowings of $687,000.
At June 30, 2014, the Company's consolidated working capital was $10,315,000, compared to $12,446,000 at December 31, 2013.  At June 30, 2014, the Company had current assets of $15,925,000, current liabilities of $5,610,000 and a ratio of current assets to current liabilities of 2.84 to 1.00.  At December 31, 2013, the Company had current assets of $16,954,000, current liabilities of $4,508,000 and a ratio of current assets to current liabilities of 3.76 to 1.00.  Management continues to focus on efficiently managing working capital requirements to match operating activity levels.
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
The total borrowing capacity on the Chase Loan Agreement is subject to certain limitations on the borrowing base as defined in the Chase Loan Agreement.  At June 30, 2014, MtronPTI had approximately $1,500,000 outstanding under the Chase Revolving Loan and no available borrowing capacity. The Company intends to retire the line of credit prior to its maturity on September 30, 2014, and repay the amount outstanding from existing funds.
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
As additional security for MtronPTI's obligations under the Chase Loan Agreement, MtronPTI's obligations under the Chase Loan Agreement are fully collateralized in cash.  Accordingly, Chase retains a security interest in a separate account holding $1,500,000 of MtronPTI cash deposits pursuant to an Assignment of Deposit agreement.  The amount of the cash collateral deposit with Chase is recorded as restricted cash in the accompanying condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013.  The related Assignment of Deposit agreement restricts MtronPTI's ability to withdraw any portion of the deposit and does not allow MtronPTI to assign the deposit or any part thereof.
 The Chase Loan Agreement also contains a variety of affirmative and negative covenants, including, but not limited to, a financial covenant that MtronPTI maintain tangible net worth not less than $6,000,000. As of June 30, 2014, MtronPTI was not in compliance with the tangible net worth covenant under the Chase Loan Agreement. Based on the definition of tangible net worth under the Chase Loan Agreement, MtronPTI had a tangible net worth of $3,075,000 as of June 30, 2014, as compared to the minimum requirement of $6,000,000. Chase has waived non-compliance with this covenant as of June 30, 2014, in accordance with the terms of a letter agreement dated August 6, 2014.
The Company believes that existing cash and cash equivalents and cash generated from operations will be sufficient to meet its ongoing working capital and capital expenditure requirements for the next 12 months.  However, the Company may need to seek additional capital to fund future growth in its business, to provide flexibility to respond to dynamic market conditions, or to fund its strategic growth objectives.

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
The Company meets these conditions upon shipment because title and risk of loss passes to the customer at that time.  However, the Company offers a limited right of return and/or authorized price protection provisions in its agreements with certain electronic component distributors who resell the Company's products to original equipment manufacturers or electronic manufacturing services companies.  As a result, the Company estimates and records a reserve for future returns and other charges against revenue at the time of shipment consistent with the terms of sale. The reserve is estimated based on historical experience with each respective distributor.  The amount of these reserves at June 30, 2014, is not material to the financial statements.

The Company recognizes revenue related to transactions with a right of return and/or authorized price protection provisions when the following conditions are met:

‒	The seller's price to the buyer is fixed or determinable at the date of sale;
‒	The buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product;
‒	The buyer's obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product;
‒	The buyer acquiring the product for resale has economic substance apart from that provided by the seller;
‒	The seller does not have obligations for future performance; and
‒	The amount of future returns can be reasonably estimated.

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
Inventory Valuation
Inventories are stated at the lower of cost (based on a first-in, first-out method), and market value (net realizable value).

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
Warranties
The Company offers a standard one-year warranty. The Company tests its products prior to shipment in order to ensure that they meet each customer's requirements based upon specifications received from each customer at the time its order is received and accepted. The Company's customers may request to return products for various reasons, including but not limited to the customers' belief that the products are not performing to specification. The Company's return policy states that it will accept product returns only with prior authorization and if the product does not meet customer specifications, in which case the product would be replaced or repaired. To accommodate the Company's customers, each request for return is reviewed, and if and when it is approved, a return materials authorization ("RMA") is issued to the customer. Each month the Company records a specific warranty reserve for approved RMAs covering products that have not yet been returned. The Company does not maintain a general warranty reserve because, historically, valid warranty returns resulting from a product not meeting specifications or being non-functional have not been material.

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
The Company estimates the fair value of stock options on the grant date using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. There is no expected dividend rate. Historical Company information was the basis for the expected volatility assumption as the Company believes that the historical volatility over the life of the option is indicative of expected volatility in the future. The risk-free interest rate is based on the U.S. Treasury zero-coupon rates with a remaining term equal to the expected term of the option. The Company also estimates forfeitures at the time of grant and revises, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based upon past history of actual performance, forfeiture rates ranging from zero percent to twenty percent have been assumed for options granted.
Stock awards are made at a value equal to the market price of the Company's common stock on the date of the grant.
Restructuring Charges
The Company accounts for restructuring activities in accordance with ASC 420, Exit or Disposal Cost Obligations. Under the guidance for the cost of restructuring activities that do not constitute a discontinued operation, the liability for the current fair value of expected future costs associated with such restructuring activity shall be recognized in the period in which the liability is incurred. The Company segregates the costs of restructuring activities taken pursuant to restructuring plans approved by management.

Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements.

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk.
        Not applicable.

Item 4.                          Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company's principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on their evaluation of the Company's disclosure controls and procedures, the Company's principal executive officer and principal financial officer, with the participation of the Company's management, have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2014.
Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended June 30, 2014, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.                                        Legal Proceedings.
        None.
Item 1A.                                        Risk Factors.
        None.
Item 2.                                        Unregistered Sales of Equity Securities and Use of Proceeds.
        None.
Item 3.                                        Defaults Upon Senior Securities.
        None.
Item 4.                                        Mine Safety Disclosures.

        None.
Item 5.                                        Other Information.
        None.

Item 6.	Exhibits.
The following is a list of exhibits filed as part of this Form 10-Q:
Exhibit No.	Description

3.1	Certificate of Incorporation of The LGL Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on August 31, 2007).
3.2	The LGL Group, Inc. By-Laws (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on August 31, 2007).
3.3	The LGL Group, Inc. Amendment No. 1 to By-laws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on June 17, 2014).
10.1
Agreement and Release dated May 27, 2014 by and between Gregory P. Anderson and The LGL Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 28, 2014).

10.2
Agreement and Release dated May 27, 2014 by and between James L. Williams and The LGL Group, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 28, 2014).

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

THE LGL GROUP, INC.

Date: August 14, 2014	By:	/s/ Michael J. Ferrantino, Sr.
Michael J. Ferrantino, Sr.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2014	By:	/s/ R. LaDuane Clifton
R. LaDuane Clifton
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of The LGL Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on August 31, 2007).
3.2	The LGL Group, Inc. By-Laws (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on August 31, 2007).
3.3	The LGL Group, Inc. Amendment No. 1 to By-laws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on June 17, 2014).
10.1
Agreement and Release dated May 27, 2014 by and between Gregory P. Anderson and The LGL Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 28, 2014).

10.2
Agreement and Release dated May 27, 2014 by and between James L. Williams and The LGL Group, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 28, 2014).

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