Form 10-Q/A
period 2014-08-15
LGL GROUP INC
filed 2014-08-15
CIK 61004

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

Explanatory Note
This Amendment No. 1 to the Quarterly Report on Form 10-Q of The LGL Group, Inc. for the quarterly period ended June 30, 2014, originally filed with the Securities and Exchange Commission on August 14, 2014 (the "Form 10-Q"), is being filed to correct an error in in the Condensed Consolidated Balance Sheet on page 1. Due to a technical error that occurred during the edgarization process, this amount was correctly reflected in the data files but incorrectly reflected in the document format files. The amount for the line "Machinery and equipment" under the column heading "As of June 30, 2014", has been corrected from $3,908 to $16,152.
No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in Thousands)
ASSETS	June 30, 2014	December 31, 2013
Current Assets:
Cash and cash equivalents	$6,125	$7,183
Restricted cash (Note E)	1,500	1,500
Accounts receivable, less allowances of $45 and $42, respectively	3,442	3,237
Inventories, net (Note C)	4,551	4,629
Prepaid expenses and other current assets	307	405
Total Current Assets	15,925	16,954
Property, Plant and Equipment:
Land	633	633
Buildings and improvements	3,908	3,908
Machinery and equipment	16,152	15,980
Gross property, plant and equipment	20,693	20,521
Less: accumulated depreciation	(16,956)	(16,535)
Net property, plant, and equipment	3,737	3,986
Other assets, net	814	323
Total Assets	$20,476	$21,263

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable to bank (Note E)	$1,500	$1,181
Accounts payable	2,117	1,978
Accrued compensation and commissions expense	982	992
Accrued restructuring expense	350	70
Accrued warranty expense	366	22
Other accrued expenses	295	265
Total Current liabilities	5,610	4,508
Commitments and Contingencies (Note L)
Stockholders' Equity
Common stock, $0.01 par value - 10,000,000 shares authorized; 2,674,448 shares issued and 2,594,732 shares outstanding at June 30, 2014 and 2,674,530 shares issued and 2,594,784 shares outstanding at December 31, 2013	27	27
Additional paid-in capital	28,779	28,593
Accumulated deficit	(13,416)	(11,338)
Treasury stock: 79,716 and 79,664 shares held in treasury at cost at June 30, 2014 and December 31, 2013, respectively	(572)	(572)
Accumulated other comprehensive income	48	45
Total Stockholders' Equity	14,866	16,755
Total Liabilities and Stockholders' Equity	$20,476	$21,263

Item 6.                          Exhibits.
The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
____________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LGL GROUP, INC.

Date: August 15, 2014	BY:	/s/ Michael J. Ferrantino, Sr.
Michael J. Ferrantino, Sr.
Executive Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2014	BY:	/s/ R. LaDuane Clifton
R. LaDuane Clifton
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
____________
* Filed herewith.