Form 10-Q
period 2014-09-30
LGL GROUP INC
filed 2014-11-14
CIK 61004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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

Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data
File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange
Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2014
Common Stock, $0.01 par value	2,594,680

INDEX

THE LGL GROUP, INC.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets:	1
	– As of September 30, 2014
	– As of December 31, 2013
	Condensed Consolidated Statements of Operations:	2
	– Three and nine months ended September 30, 2014 and 2013
	Condensed Consolidated Statements of Comprehensive Loss:	3
	– Three and nine months ended September 30, 2014 and 2013
	Condensed Consolidated Statement of Stockholders' Equity:	4
	–Nine months ended September 30, 2014
	Condensed Consolidated Statements of Cash Flows:	5
	– Nine months ended September 30, 2014 and 2013
	Notes to Condensed Consolidated Financial Statements:	6
Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	22
SIGNATURES		23

PART I
FINANCIAL INFORMATION
Item 1.                  Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in Thousands)
ASSETS	September 30, 2014	December 31, 2013
Current Assets:
Cash and cash equivalents	$5,496	$7,183
Restricted cash (Note E)	-	1,500
Accounts receivable, less allowances of $46 and $42, respectively	3,482	3,237
Inventories, net (Note C)	4,423	4,629
Prepaid expenses and other current assets	288	405
Total Current Assets	13,689	16,954
Property, Plant and Equipment:
Land	633	633
Buildings and improvements	3,908	3,908
Machinery and equipment	16,264	15,980
Gross property, plant and equipment	20,805	20,521
Less: accumulated depreciation	(17,157)	(16,535)
Net property, plant, and equipment	3,648	3,986
Other assets, net	802	323
Total Assets	18,139	$21,263

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Note payable to bank (Note E)	$-	$1,181
Accounts payable	2,193	1,978
Accrued compensation and commissions expense	840	992
Accrued restructuring expense	88	70
Accrued warranty expense	295	22
Other accrued expenses	329	265
Total Current Liabilities	3,745	4,508
Commitments and Contingencies (Note L)
Stockholders' Equity
Common stock, $0.01 par value - 10,000,000 shares authorized; 2,674,448 shares issued and 2,594,680 shares outstanding at September 30, 2014 and 2,674,530 shares issued and 2,594,784 shares outstanding at December 31, 2013	27	27
Additional paid-in capital	28,806	28,593
Accumulated deficit	(13,908)	(11,338)
Treasury stock: 79,768 and 79,664 shares held in treasury at cost at September 30, 2014 and December 31, 2013, respectively	(572)	(572)
Accumulated other comprehensive income	41	45
Total Stockholders' Equity	14,394	16,755
Total Liabilities and Stockholders' Equity	$18,139	$21,263

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
REVENUES	$5,581	$6,098	$17,562	$20,461
Cost and Expenses:
Manufacturing cost of sales	3,849	4,731	12,869	14,904
Engineering, selling and administrative	2,094	2,548	6,750	7,834
Restructuring expense	47	-	444	-
OPERATING LOSS	(409)	(1,181)	(2,501)	(2,277)
Other Income (Expense):
Interest expense, net	(5)	(4)	(21)	(33)
Other expense, net	(78)	(14)	(48)	(14)
Total Other Income (Expense)	(83)	(18)	(69)	(47)
LOSS BEFORE INCOME TAXES	(492)	(1,199)	(2,570)	(2,324)
Income tax provision	-	-	-	(3,922)
NET LOSS	$(492)	$(1,199)	$(2,570)	$(6,246)
Weighted average number of shares used in basic and diluted net loss per common share calculation.	2,594,730	2,595,385	2,594,752	2,598,609
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(.19)	$(.46)	$(.99)	$(2.40)

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS - UNAUDITED

(Dollars in Thousands)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30	September 30	September 30	September 30,
	2014	2013	2014	2013
NET LOSS	$(492)	$(1,199)	$(2,570)	$(6,246)
Other Comprehensive (Loss) Income:
Unrealized (loss) gain on available-for-sale securities, net of taxes	(7)	6	(4)	18
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(7)	6	(4)	18
COMPREHENSIVE LOSS	$(499)	$(1,193)	$(2,574)	$(6,228)

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED

 (Dollars in Thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2013	2,594,784	$27	$28,593	$(11,338)	$(572)	$45	$16,755
Net loss	—	—	—	(2,570)	—	—	(2,570)
Other comprehensive loss	—	—	—	—	—	(4)	(4)
Stock-based compensation	(104)	—	213	—	—	—	213
Balance at September 30, 2014	2,594,680	$27	$28,806	$(13,908)	$(572)	$41	14,394

See Accompanying Notes to Condensed Consolidated Financial Statements.

 THE LGL GROUP, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

 (Dollars in Thousands)

	Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(2,570)	$(6,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	621	681
Amortization of finite-lived intangible assets	83	61
Write-down of note receivable	-	11
Stock-based compensation	213	388
Deferred income tax provision	-	3,922
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(245)	1,072
Decrease in inventories, net	298	524
Decrease in other assets	88	354
Increase in accrued restructuring expense	18	-
Increase (decrease) in trade accounts payable, accrued compensation and commissions expense, accrued warranty expense and other accrued liabilities	400	(827)
Net cash used in operating activities	(1,094)	(60)

INVESTING ACTIVITIES
Capital expenditures	(164)	(351)
Asset acquisition	(748)	-
Net cash used in investing activities	(912)	(351)

FINANCING ACTIVITIES
Net repayments on note payable to bank	(1,181)	(163)
Restricted cash	1,500	-
Principal payments of long-term debt	-	(58)
Purchase of treasury stock	-	(81)
Net cash provided by (used in) financing activities	319	(302)

Decrease in cash and cash equivalents	(1,687)	(713)
Cash and cash equivalents at beginning of period	7,183	8,625
Cash and cash equivalents at end of period	$5,496	$7,912

Supplemental Disclosure:
Cash paid for interest	$32	$27
Cash paid for income taxes	$-	$112

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

 As of September 30, 2014, the subsidiaries of the Company are as follows:
Owned By The LGL Group, Inc.
M-tron Industries, Inc.	100.0%
M-tron Industries, Ltd.	99.9%
Piezo Technology, Inc.	100.0%
Piezo Technology India Private Ltd.	99.0%
M-tron Asia, LLC	100.0%
M-tron Services, Ltd.	100.0%
Lynch Systems, Inc.	100.0%

The Company operates through its principal subsidiary, M-tron Industries, Inc., which includes the operations of M-tron Industries, Ltd. ("Mtron") and Piezo Technology, Inc. ("PTI"). The combined operations of Mtron and PTI and their subsidiaries are referred to herein as "MtronPTI."  MtronPTI has operations in Orlando, Florida, Yankton, South Dakota, Yantai, China and Noida, India.  MtronPTI also has sales offices in Sacramento, California, Hong Kong and Shanghai, China.
During 2007, the Company sold the operating assets of Lynch Systems, Inc., a subsidiary of the Company, to an unrelated party.
On January 31, 2014, MtronPTI completed the acquisition of certain filter product line assets from Trilithic, Inc. ("Trilithic") for net cash consideration of $700,000, excluding acquisition costs.  The acquired assets were comprised of intellectual property for Trilithic's fixed and tunable frequency filter products used in cellular, military and other wireless applications, as well as some equipment.  See Note D – Intangible Assets.  This investment is expected to further strengthen and differentiate MtronPTI's high reliability RF & microwave portfolio, providing increased service to clients in the Aerospace and Defense ("Aero/Defense"), and Internet Communications Technology ("ICT") market segments.

B.            Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014. Certain prior year amounts have been reclassified to conform to the current year presentation.

This interim information should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013.

C.            Inventories
Inventories are stated at the lower of actual cost (determined using the first-in, first-out method), or market (estimated realizable value), with adjustment being recorded in the reserve for obsolescence, which was $2,883,000 and $2,586,000 as of September 30, 2014 and December 31, 2013, respectively. Inventories are comprised of the following:
	September 30, 2014	December 31, 2013
	(in thousands)
Raw materials	$1,550	$1,834
Work in process	1,964	1,490
Finished goods	909	1,305
Total Inventories, net	$4,423	$4,629

D.            Intangible Assets
As part of MtronPTI's acquisition of certain filter product line assets from Trilithic, MtronPTI acquired $538,000 of intellectual property. These intangible assets are included in "other assets" and are recorded at cost less accumulated amortization.  Amortization is computed for financial reporting purposes using the straight-line method over an estimated useful life of 10 years. The net carrying value of these intangible assets is $502,000 as of September 30, 2014.
The estimated aggregate amortization expense for each of the five succeeding years and thereafter is as follows (in thousands):

Remainder of 2014	$13
2015	54
2016	54
2017	54
2018	54
Thereafter	273
Total	$502

E.            Note Payable to Bank

	September 30, 2014	December 31, 2013
Note Payable:	(in thousands)
MtronPTI revolving loan with J.P. Morgan Chase Bank, N.A.	$-	1,181

On August 29, 2014, MtronPTI paid off and terminated its $1.5 million revolving line of credit entered into on June 30, 2011, with JPMorgan Chase Bank, N.A. (the "Chase Revolving Loan").  The Chase Revolving Loan was scheduled to expire on September 30, 2014. The Chase Revolving Loan was secured by a $1.5 million cash collateral deposit and by a general lien on all of MtronPTI's assets, both of which have been released. The Chase Revolving Loan was scheduled to expire on September 30, 2014.

Prior to the termination of the Chase Revolving Loan, management began an active search for alternative financing in order to obtain more favorable terms.  On September 30, 2014, MtronPTI entered into a Loan Agreement, dated as of September 30, 2014, with City National Bank of Florida ("City National") (the "CNB Loan Agreement").  The CNB Loan Agreement provides for a revolving line of credit in the amount of $3,000,000 (the "CNB Revolver"). The CNB Revolver bears interest at a variable rate equal to 30-day LIBOR plus two hundred (200) basis points to be set on the first day of each month.

The CNB Loan Agreement  is secured only by cash collateral and does not require any other liens.  In connection with the CNB Loan Agreement, MtronPTI also entered into a Cash Collateral Agreement with City National (the "CNB Cash Collateral Agreement) and delivered a Revolving Promissory Note  in the principal amount of $3,000,000 to City National (the "CNB Revolving Promissory Note").  The CNB Cash Collateral Agreement provides that if there are amounts outstanding under the CNB Revolver, City National will hold cash collateral equal to the amounts outstanding under the CNB Revolver in a non-interest bearing deposit account.  Provided that MtronPTI is not in default of any of its obligations under the CNB Loan Agreement, CNB Revolving Promissory Note or the CNB Cash Collateral Agreement, the funds deposited by MtronPTI under the CNB Cash Collateral Agreement are restricted only to the extent of the outstanding principal amount under the CNB Revolver.
Under the terms of the CNB Loan Agreement and the CNB Revolving Promissory Note, MtronPTI may borrow under the CNB Revolver until September 30, 2016, unless the term of the CNB Revolving Promissory Note is extended.
The CNB Loan Agreement, CNB Revolving Promissory Note and CNB Cash Collateral Agreement provide for customary events of default including but not limited to payment defaults, breach of other obligations under the CNB Loan Agreement, CNB Revolving Promissory Note and CNB Cash Collateral Agreement, bankruptcy or insolvency, material default with respect to any obligation owed to City National and default with respect to other material indebtedness.
As of September 30, 2014, there was no balance outstanding under the CNB Revolver.
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

Restricted stock awards are granted at a value equal to the market price of our common stock on the date of the grant. There were no restricted stock awards granted during the nine months ended September 30, 2014.
Compensation expense related to share-based compensation is recognized over the applicable vesting periods. As of September 30, 2014, there was approximately $140,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements.
G.            Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, Earnings Per Share ("ASC 260").  Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share adjusts basic earnings (loss) per share for the effects of stock options, non-participating restricted common stock, and other potentially dilutive financial instruments, only in the periods in which the effects are dilutive.  Shares of restricted stock granted to members of the Board of Directors as a portion of their director fees are deemed to be participating securities as defined by ASC 260 and therefore are included in the computation of basic earnings (loss) per share.
For the three and nine months ended September 30, 2014 there were options to purchase 221,635 shares of common stock that were excluded from the diluted loss per share computation because the impact of the assumed exercise of such stock options would have been anti-dilutive. For the three and nine months ended September 30, 2013, there were options to purchase 192,401 shares of common stock that were excluded from the diluted loss per share computation because the impact of the assumed exercise of such stock options would have been anti-dilutive.

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

I.            Fair Value Measurements

The Company measures financial and non-financial assets and liabilities at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures.  These measurements involve various valuation techniques and assume that the transactions would occur between market participants in the most advantageous market for the Company. The following is a summary of valuation techniques utilized by the Company for its significant financial and non-financial assets and liabilities as of September 30, 2014 and December 31, 2013:

Assets
To estimate the fair value of its equity and U.S. Treasury securities, the Company obtains current market pricing from quoted market sources or uses pricing for identical securities. Assets measured at fair value on a recurring basis are summarized below.
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total September 30, 2014
Equity securities	$56	$—	$—	$56
U.S. Treasury securities (cash equivalents)	$4,439	$—	$—	$4,439

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total December 31, 2013
Equity securities	$61	$—	$—	$61
U.S. Treasury securities (cash equivalents)	$5,589	$—	$—	$5,589

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

J.            Foreign Revenues

For the three and nine months ended September 30, 2014 and 2013, significant foreign revenues from operations (10% or more of foreign sales) were as follows:

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2014	2013
Significant Foreign Revenues:
Malaysia	$674	$884
China	539	954
Hong Kong	158	247
All other foreign countries	910	897
Total foreign revenues	$2,281	$2,982

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2014	2013
Significant Foreign Revenues:
Malaysia	$2,354	$3,272
China	2,155	2,735
Hong Kong	442	1,268
Thailand	513	894
All other foreign countries	2,059	1,827
Total foreign revenues	$7,523	$9,996

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
The Company recorded a net tax provision of $0 and $3,922,000, for the nine months ended September 30, 2014 and 2013, respectively.

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

M.            Related Party Transactions
At September 30, 2014 and December 31, 2013, approximately $4,439,000 and $5,589,000, respectively, was invested in United States Treasury money market funds managed by a related entity (the "Fund Manager") which is related through two common directors.  One of the Company's directors, who is also a 10% stockholder, currently serves as a director and executive officer of the Fund Manager.  Another of the Company's directors (who served as a director up until the Company's Annual Meeting on October 21, 2014) serves as a director and audit committee member of the Fund Manager.  The fund transactions in the nine months ended September 30, 2014 and the year ended December 31, 2013 were directed solely at the discretion of Company management.

N.            Restructuring Charges
On October 17, 2013, the Company's management initiated a restructuring plan to restore sustainable profitability and to improve its competitive position as a niche design and manufacturing company of highly-engineered electronics components and subsystems within a dynamic market environment.  The first phase of the restructuring plan was designed to realign its customer support operations across all of the Company's locations and to reduce structural costs in an effort to gain efficiencies.  Implementation of the first phase was substantially completed during the fourth quarter of 2013.
During the second quarter of 2014, the Company initiated the second phase of the restructuring plan which was designed to realign its sales, general and administrative activities.  Implementation of these realignments was substantially completed during the third quarter of 2014.  Management continues to evaluate opportunities to improve the Company's operating leverage and to position for improved results.
As a result of these realignment activities, the Company incurred restructuring charges during the nine months September 30, 2014, of $444,000.  These restructuring charges consisted of approximately $379,000 of employee separation costs and $65,000 of other office closure-related costs.  The charges for employee separation costs consisted of severance pay and other benefits. The costs related to these restructuring activities were recorded in the consolidated statements of operations as restructuring charges.

A reconciliation of the Company's restructuring liability, included as a component of other accrued expenses, is as follows:
	Employee Related	Other	Total
Ending balance, December 31, 2013	$19,000	$51,000	$70,000
Plus: Additional expenses	379,000	65,000	444,000
Less: Cash payments	(335,000)	(91,000)	(426,000)
Ending balance, September 30, 2014	$63,000	$25,000	$88,000

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
Results of Operations
Three months ended September 30, 2014, compared to three months ended September 30, 2013
Consolidated Revenues and Gross Margin
Consolidated revenues decreased by $517,000, or 8.5%, to $5,581,000, for the quarter ended September 30, 2014, from $6,098,000 for the comparable period in 2013.  The decrease was primarily due to price compression and a decrease in share with certain customers in the Internet Communications Technology ("ICT") market segment, and to a lesser degree, reduced demand from existing customers within the Aerospace and Defense ("Aero/Defense") market segment.
As of September 30, 2014, the Company's order backlog was $8,693,000, which was a decrease of 9.1% compared to the backlog as of June 30, 2014, which was $9,563,000. The decline from the previous quarter is primarily due to reduced order activity from existing customers and extended order requests dates that fall outside the 12-month timeframe reflected in the order backlog.
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
Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues increased to 31.0% from 22.4% for the three-month period ended September 30, 2014, compared to the same prior year period. The increase was primarily due to a favorable product mix and continued margin improvement initiatives.
Operating Loss
Operating loss of ($409,000) for the three months ended September 30, 2014, decreased by $772,000 compared to an operating loss of ($1,181,000) for the comparable period in 2013.  The decrease in operating loss was due primarily to the 8.6 percentage point increase in gross margin, and a 4.3% improvement in engineering, selling and administrative expense as a percent of revenue resulting from the first phase of our restructuring plan, executed during the quarter ended December 31, 2013, to realign customer support operations across all of our locations in an effort to gain efficiencies.
Stock-Based Compensation
Stock-based compensation expense was $27,000 and $143,000 for the three months ended September 30, 2014 and 2013, respectively. Compensation expense related to stock-based compensation is recognized over the applicable vesting periods. As of September 30, 2014, there was approximately $140,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements.
Interest Expense, Net
Interest expense, net, was $5,000 for the three months ended September 30, 2014, an increase from $4,000, for the three months ended September 30, 2013, reflecting a higher average balance during the quarter prior to the retirement of the Chase Revolving Loan on August 29, 2014.
Other Expense, Net
Other expense, net, was $78,000 for the three months ended September 30, 2014, which was an increase of $64,000, from $14,000, for the three months ended September 30, 2013. The current period reflects approximately $59,000 of expense related to a legal settlement and a net loss of approximately $28,000 realized on the disposal of assets, offset by foreign currency transaction gains. The prior year expense reflects a $21,000 gain on disposal of assets offset by foreign currency transaction losses.
Income Taxes
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
Net Loss
Net loss for the three months ended September 30, 2014, was ($492,000) compared to a net loss of ($1,199,000) for the comparable period in 2013. Basic and diluted net loss per share for the three month periods ended September 30, 2014 and 2013, was ($0.19) and ($0.46), respectively.

Nine months ended September 30, 2014, compared to nine months ended September 30, 2013
Consolidated Revenues and Gross Margin
Consolidated revenues decreased by $2,899,000, or 14.2%, to $17,562,000 for the nine-month period ended September 30, 2014, from $20,461,000 for the comparable period in 2013. The decrease was primarily due to price compression and decrease in share with certain customers in the Internet Communications Technology ("ICT") market segment, and to a lesser degree, reduced demand from existing customers within the Aerospace and Defense ("Aero/Defense") market segment.
As of September 30, 2014, the Company's order backlog was $8,693,000, which was an increase of 1.1% compared to the backlog as of December 31, 2013, which was $8,601,000, and an increase of 2.9% compared to the backlog as of September 30, 2013, which was $8,446,000. The year over year increase in backlog is due to an increase in repeat orders for existing products, as well as new orders resulting from our recent acquisition of certain filter product line assets from Trilithic on January 31, 2014.
Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues decreased slightly to 26.7% for the nine-month period ended September 30, 2014, from 27.2% for the comparable period in 2013.  The decrease was primarily due to a 14.2% decrease in revenues as well as a $366,000 charge to warranty expense related to two isolated product defects.
Operating Loss
Operating loss of ($2,501,000) for the nine months ended September 30, 2014, increased by $224,000 compared to an operating loss of ($2,277,000) for the comparable period in 2013.  The increase in operating loss was primarily due to the 14.2% decrease in revenues, and a restructuring charge of $444,000, offset partially by a decrease in engineering, selling and administrative expenses of $1,084,000 as a result of the restructuring plan that  realigned sales, general and administrative activities and customer support operations across all of our locations in an effort to gain efficiencies.
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
On March 13, 2014, the Board of Directors granted a total of 24,576 options to purchase shares of the Company's common stock to members of executive management pursuant to the Company's 2011 Incentive Plan. These stock options have an exercise price of $5.82, which reflects a 10% premium compared to the closing price on the date of grant, have a five-year life expiring on March 13, 2019, and vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date. These stock options have a grant date fair value of $1.88 per option.
Stock-based compensation expense was $213,000 and $388,000 for the nine months ended September 30, 2014 and 2013, respectively.
Interest Expense, net
Interest expense was $21,000 for the nine-month period ended September 30, 2014, which was a decrease of $12,000 from $33,000 for the comparable period in 2013.  The decrease was primarily due to a reduction in the average outstanding balance on MtronPTI's credit facilities for the nine months ended September 30, 2014, compared with the same prior year period.

Other Expense, Net
Other expense, net, was $48,000 for the nine months ended September 30, 2014, versus $14,000 for the same prior year period. The current period reflects approximately $59,000 of expense related to a legal settlement and a net loss of approximately $28,000 realized on the disposal of assets, offset by foreign currency transaction gains.
Income Taxes
The Company recorded a net provision for income taxes of $0 and of $3,922,000 for the nine months ended September 30, 2014 and 2013, respectively. The provision is based on our estimated tax liability at the end of the year, including our assessment of the probability that we will be able to utilize our net operating losses and tax credits prior to expiration.

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

Net Loss
Net loss for the nine-month period ended September 30, 2014, was ($2,570,000) compared to ($6,246,000) for the comparable period in 2013.  The decrease in loss is primarily due to the 2013 increase in the valuation allowance of $3,922,000 against the Company's deferred tax assets as of September 30, 2013, which did not recur in 2014, partially offset by the current year restructuring charge of $444,000. Basic and diluted net loss per share for the nine-month periods ended September 30, 2014 and 2013, was ($0.99) and ($2.40), respectively.
Liquidity and Capital Resources
Cash and cash equivalents decreased by $1,687,000, from $7,183,000 at December 31, 2013 to $5,496,000 at September 30, 2014.
Cash used in operating activities was ($1,094,000) for the nine months ended September 30, 2014, compared to ($60,000) for the same period in 2013.  The increase in cash used was due primarily to a net loss of ($2,570,000), offset by depreciation and amortization of $704,000, net working capital adjustments of $471,000, including an increase in accrued warranty expense of $273,000, stock-based compensation of $213,000, and a decrease in other assets of $88,000, for the nine months ended September 30, 2014, compared to a net loss of ($6,246,000), which was offset by a deferred tax provision of $3,922,000, net working capital adjustments of $769,000, depreciation and amortization of 742,000, stock-based compensation of $388,000 and a decrease in other assets of $354,000, for the nine months ended September 30, 2013.
Cash used in investing activities for the nine months ended September 30, 2014 and 2013 was ($912,000) and ($351,000), respectively. The increase was primarily due to our acquisition of certain of Trilithic's filter product line assets for cash consideration of $700,000 on January 31, 2014.
Cash provided by financing activities was $319,000 for the nine months ended September 30, 2014, compared with cash used in financing activities of ($302,000) for the comparable prior year period. The change was due primarily to a year over year increase in net repayments of ($1,018,000), offset by the reduction in restricted cash of $1,500,000 related to the August 29, 2014 termination of the Chase Revolving Loan on August 29, 2014.
At September 30, 2014, the Company's consolidated working capital was $9,944,000, compared to $12,446,000 at December 31, 2013.  At September 30, 2014, the Company had current assets of $13,689,000, current liabilities of $3,745,000 and a ratio of current assets to current liabilities of 3.66 to 1.00.  At December 31, 2013, the Company had current assets of $16,954,000, current liabilities of $4,508,000 and a ratio of current assets to current liabilities of 3.76 to 1.00.  Management continues to focus on efficiently managing working capital requirements to match operating activity levels.
On August 29, 2014, MtronPTI paid off and terminated its $1.5 million revolving line of credit entered into on June 30, 2011, with JPMorgan Chase Bank, N.A. (the "Chase Revolving Loan").  The Chase Revolving Loan was scheduled to expire on September 30, 2014. The Chase Revolving Loan was secured by a $1.5 million cash collateral deposit and by a general lien on all of MtronPTI's assets, both of which have been released. The Chase Revolving Loan was scheduled to expire on September 30, 2014.
Prior to the termination of the Chase Revolving Loan, management began an active search for alternative financing in order to obtain more favorable terms.  On September 30, 2014, MtronPTI entered into a Loan Agreement, dated as of September 30, 2014, with City National Bank of Florida ("City National") (the "CNB Loan Agreement").  The CNB Loan Agreement provides for a revolving line of credit in the amount of $3,000,000 (the "CNB Revolver"). The CNB Revolver bears interest at a variable rate equal to 30-day LIBOR plus two hundred (200) basis points to be set on the first day of each month.
The CNB Loan Agreement is secured only by cash collateral and does not require any other liens.  In connection with the CNB Loan Agreement, MtronPTI also entered into a Cash Collateral Agreement with City National (the "CNB Cash Collateral Agreement) and delivered a Revolving Promissory Note in the principal amount of $3,000,000 to City National (the "CNB Revolving Promissory Note").  The CNB Cash Collateral Agreement provides that if there are amounts outstanding under the CNB Revolver, City National will hold cash collateral equal to the amounts outstanding under the CNB Revolver in a non-interest bearing deposit account.  Provided that MtronPTI is not in default of any of its obligations under the CNB Loan Agreement, CNB Revolving Promissory Note or the CNB Cash Collateral Agreement, the funds deposited by MtronPTI under the CNB Cash Collateral Agreement are restricted only to the extent of the outstanding principal amount under the CNB Revolver.
Under the terms of the CNB Loan Agreement and the CNB Revolving Promissory Note, MtronPTI may borrow under the CNB Revolver until September 30, 2016, unless the term of the CNB Revolving Promissory Note is extended.
The CNB Loan Agreement, CNB Revolving Promissory Note and CNB Cash Collateral Agreement provide for customary events of default including but not limited to payment defaults, breach of other obligations under the CNB Loan Agreement, CNB Revolving Promissory Note and CNB Cash Collateral Agreement, bankruptcy or insolvency, material default with respect to any obligation owed to City National and default with respect to other material indebtedness.
As of September 30, 2014, there was no balance outstanding under the CNB Revolver.

The Company believes that existing cash and cash equivalents and cash generated from operations will be sufficient to meet its ongoing working capital and capital expenditure requirements for the next 12 months.  However, the Company may seek additional capital to fund future growth in its business, to provide flexibility to respond to dynamic market conditions, or to fund its strategic growth objectives.
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
The Company meets these conditions upon shipment because title and risk of loss passes to the customer at that time.  However, the Company offers a limited right of return and/or authorized price protection provisions in its agreements with certain electronic component distributors who resell the Company's products to original equipment manufacturers or electronic manufacturing services companies.  As a result, the Company estimates and records a reserve for future returns and other charges against revenue at the time of shipment consistent with the terms of sale. The reserve is estimated based on historical experience with each respective distributor.  The amount of these reserves at September 30, 2014, is not material to the financial statements.

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

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.

Item 4.                          Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company's principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on their evaluation of the Company's disclosure controls and procedures, the Company's principal executive officer and principal financial officer, with the participation of the Company's management, have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2014.
Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended September 30, 2014, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
10.1
Loan Agreement, dated September 30, 2014, by and between M-tron Industries, Inc., and City National Bank of Florida (incorporated by reference to Exhibit 10.1 to the Company's Current Report on form 8-K filed with the SEC on October 2, 2014).

10.2
Revolving Promissory Note, dated September 30, 2014, by and between M-tron Industries, Inc., and City National Bank of Florida (incorporated by reference to Exhibit 10.2 to the Company's Current Report on form 8-K filed with the SEC on October 2, 2014).

10.3
Cash Collateral Agreement, dated September 30, 2014, by and between M-tron Industries, Inc., and City National Bank of Florida (incorporated by reference to Exhibit 10.3 to the Company's Current Report on form 8-K filed with the SEC on October 2, 2014).

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

THE LGL GROUP, INC.

Date: November 14, 2014	By:	/s/ Michael J. Ferrantino, Sr.
Michael J. Ferrantino, Sr.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2014	By:	/s/ R. LaDuane Clifton
R. LaDuane Clifton
Chief Financial Officer (Principal Financial Officer)