Form 10-K
period 2014-12-31
LGL GROUP INC
filed 2015-03-31
CIK 61004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549
_________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended:  December 31, 2014
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
 Large accelerated filer ☐Accelerated filer ☐
Non-accelerated filer ☐Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒
The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant's common stock on the last business day of the registrant's most recently completed second fiscal quarter of $5.15, was $11,094,326.  Solely for the purpose of this calculation, shares held by directors and executive officers of the registrant have been excluded.  Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.
The number of outstanding shares of the registrant's common stock was 2,616,485 as of March 27, 2015.

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
Examples of forward-looking statements include, but are not limited to, statements regarding efforts to grow revenue, expectations regarding fulfillment of backlog, future benefits to operating margins and the adequacy of cash resources.  These statements may be found under "Item 1. Business," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as in this Annual Report on Form 10-K generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Item 1A. Risk Factors."  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report on Form 10-K will in fact be accurate.  Further, we do not undertake any obligation to publicly update any forward-looking statements.  As a result, you should not place undue reliance on these forward-looking statements.
Item 1.	Business.
The LGL Group, Inc. (together with its subsidiaries, the "Company" or "LGL") is a globally-positioned producer of industrial and commercial products and services that is currently focused on the design and manufacture of highly-engineered, high reliability frequency and spectrum control products.  These electronic components ensure reliability and security in aerospace and defense communications, low noise and base accuracy for laboratory instruments, and synchronous data transfers throughout the wireless and Internet infrastructure.  For nearly 100 years, LGL has been creating value for its shareholders by providing customers with products and services that reflect the Company's commitment to operational excellence and technical innovation, and through disciplined deployment of capital resources.  The Company was incorporated in 1928 under the laws of the State of Indiana, and in 2007, the Company was reincorporated under the laws of the State of Delaware as The LGL Group, Inc. LGL maintains its executive offices at 2525 Shader Road, Orlando, Florida, 32804.  The Company's telephone number is (407) 298-2000.  The Company's common stock and warrants are traded on the NYSE MKT under the symbols "LGL" and "LGL WS", respectively.
The Company operates through its principal subsidiary, M-tron Industries, Inc. (together with its subsidiaries, "MtronPTI"), which has design and manufacturing facilities in Orlando, Florida, Yankton, South Dakota and Noida, India, as well as local sales and customer support offices in Sacramento, California and Hong Kong.
The Company's business development strategy is to expand its existing operations primarily through organic growth, and joint venture or merger and acquisition opportunities. From time to time, LGL may consider the acquisition of assets or businesses which may become available and that are not related to its present businesses, the consummation of which would be subject to our financial condition, our ability to obtain financing, or to prevailing industry, economic or financial market conditions.
Overview of MtronPTI
Originally founded in 1965, MtronPTI designs, markets and manufactures highly-engineered, high reliability frequency and spectrum control products.  These component-level devices are used extensively in infrastructure equipment for the telecommunications and network equipment industries, as well as in electronic systems for applications in defense, aerospace, earth-orbiting satellites, down-hole drilling, medical devices, instrumentation, industrial devices and global positioning systems.

As an engineering-centric company, MtronPTI provides close support to the customer throughout their products' entire life cycle, including product design, prototyping, production, and subsequent product upgrades.  This collaborative approach has resulted in the development of long-standing business relationships with its blue-chip customer base.
MtronPTI's Strategy
MtronPTI's primary objective is to create long-term growth with a market-based approach of designing and bringing new products to its customers through both organic research and development, and through strategic partnerships, joint ventures, acquisitions or mergers. Through direct collaboration with original equipment manufacturers ("OEMs"), our customers, MtronPTI seeks to leverage its core strength as an engineering leader to expand client access, add new capabilities and continue its progress to diversify its product offerings.  MtronPTI's focus is on investments that will differentiate and broaden its RF/microwave portfolio and lead toward higher levels of integration.  We believe that successful execution of this strategy will lead to a transformation of MtronPTI's product portfolio towards longer product life cycles, better margins and improved competitive position.
Products
MtronPTI's portfolio is divided into two product groupings, Frequency Control and Spectrum Control, and has expanded from primarily crystal-based components to include higher levels of integration, advanced materials science, cavity-based products, and various types of compensation methods employing integrated circuits and other methods to create products geared for applications that require high reliability in harsh environments.  These products are differentiated by their precise level of accuracy, their stability over time and within harsh environments, and their very low phase noise.
MtronPTI's Frequency Control product group includes a broad portfolio of XTAL, clock oscillators, VCXO, TCXO OCXO and DOCXO devices which meet some of the tightest specifications, including IEEE 1588 standards and provide space-level reliability.  These devices may be based on quartz, quartz MEMS, or advanced materials science designed to achieve higher performance levels than quartz.  MtronPTI's products offer high reliability over a wide temperature range and are well-suited for harsh environments, including shock and vibration-resistant oscillators with low-g sensitivity.  These products are designed for applications within aerospace and defense, telecommunications infrastructure and instrumentation markets.
MtronPTI's Spectrum Control product group includes a wide array of RF, microwave and millimeter wave filters and diplexers covering a frequency range from 1 MHz to 90 GHz, and solid state power amplifiers covering a frequency range from 300 MHz to 26 GHz, with power output from 10 Watts to 10 kWatts.  Filter devices include crystal, ceramic, LC, tubular, combline, cavity, interdigital and metal insert waveguide, as well as digital, analog and mechanical tunable filters, switched filter arrays and RF subsystems.  Power amplifiers add active devices to MtronPTI's portfolio and include GaN, GaAS FET, LDMOS and chip and wire technologies in narrow or broadband, module or rack-mounted packages.  These products are employed in applications within the aerospace, defense and commercial markets.
As always, new product development is a key focus for MtronPTI as it continues to push its roadmap to meet the needs of its served markets.  Within Frequency Control, design efforts are focused on smaller packages, lower power, and use of new materials to provide compensation and harsh environment performance that surpasses customer requirements.  Spectrum Control seeks to develop higher power handling, higher levels of integration and a range of integrated products from the filter to the antenna within the RF subsystem.
Recent Developments
New Frequency Control Resources
During the first quarter of 2014, MtronPTI announced the appointment of a new head of Timing Engineering as Vice President and Business Center Manager, with overall responsibility for product development and business results for the Frequency Control product group, bringing more than 20 years' experience in design and product development at the components and subsystems levels.

During the first quarter of 2015, MtronPTI announced the addition of a new Director of Product Marketing for its Frequency Control product group, bringing significant experience and knowledge of the products, markets and customers within the industry, and adding that insight to MtronPTI's process for project selection and capital allocation.
New Spectrum Control Products and Resources
On January 31, 2014, MtronPTI entered into an asset purchase agreement with Trilithic, Inc. ("Trilithic") pursuant to which it acquired certain of Trilithic's filter product line assets for cash consideration of $700,000.  The acquired assets include intellectual property and equipment for Trilithic's fixed and tunable frequency filter products used in cellular, military and other wireless applications.  We expect that this investment will continue to strengthen and differentiate MtronPTI's high reliability RF and microwave portfolio, providing increased service to aerospace, defense, instrumentation and telecommunications infrastructure clients.
During the fourth quarter of 2014, MtronPTI announced two significant extensions to its Spectrum Control product group through newly-formed strategic partnerships.  MtronPTI's filter offerings expanded to include millimeter wave filters and diplexers, extending the covered frequency range up to 90 GHz.  In addition, a new line of solid state power amplifiers, with frequencies ranging from 300 MHz to 26 GHz, and power output from10 watts to 10 kWatts, adds active components and new integration capabilities to MtronPTI's product portfolio.
During the first quarter of 2015, MtronPTI added technical resources to its Spectrum Control design group, supporting its emphasis on organic development efforts.  A new senior design engineer was added, bringing RF system and design and implementation experience, including extensive experience in tunable filters, which are a key part of the technical roadmap for the significant role of software-defined radio within MtronPTI's served markets.
Expansion of Capabilities and Addition of Design Center in Noida, India Facility
During the second half of 2014, MtronPTI completed an expansion of its Noida, India facility, upgrading its test facilities and increasing its production capacity for both its OCXO and LC filter lines while absorbing the filter LC filter product line acquired from Trilithic in January 2014.
During the fourth quarter of 2014, MtronPTI announced the addition of a technology design center in the Noida, India facility to expand MtronPTI's design bandwidth and to take advantage of the growing pool of available engineering talent.  Design capabilities support both the Frequency Control and Spectrum Control product groupings.
New Credit Facility
On August 29, 2014, MtronPTI paid off and terminated its $1.5 million credit facility with JPMorgan Chase Bank, N.A.
On September 30, 2014, MtronPTI established a new $3.0 million credit facility with City National Bank of Florida ("City National").  Amounts outstanding under the new credit facility bear interest at a variable rate equal to 30-day LIBOR plus 200 basis points to be set on the first day of each month and are secured by cash collateral required to be held in an account with City National equal to any amounts outstanding under the credit facility.
Completion of Restructuring Plan
On October 17, 2013, the Company's management initiated a restructuring plan to restore sustainable profitability and to improve its competitive position as a niche design and manufacturing company of highly-engineered electronics components and subsystems within a dynamic market environment.  The first phase of the restructuring plan was designed to realign its customer support operations across all of the Company's locations and to reduce structural costs in an effort to gain efficiencies.  Implementation of the first phase was substantially completed during the fourth quarter of 2013.  During the second quarter of 2014, the Company initiated the second phase of the restructuring plan, which was designed to realign its sales, general and administrative activities.  Implementation of these realignments was substantially completed during the third quarter of 2014.  Management continues to evaluate opportunities to improve the Company's operating leverage and to position for improved results.

Manufacturing and Operations
MtronPTI's has design and manufacturing facilities located in Orlando, Florida, Yankton, South Dakota and Noida, India, providing nearly 120,000 square feet of manufacturing space on approximately 14 acres of land.   All of its production facilities are ISO 9001:2008 certified, ITAR registered and RoHS compliant. In addition, its U.S. production facilities in Orlando and Yankton are AS9100 Rev C and MIL-STD-790 certified.

MtronPTI's headquarters are located in Orlando, Florida, with sales and customer support offices also located in Sacramento, California and Hong Kong.
Research and Development
Utilizing its understanding of market requirements, MtronPTI employs a disciplined approach to capital allocation when selecting new product development projects.  A cross-functional team comprised of engineering, marketing, operations, sales and finance reviews the merits of specific projects, seeking to invest in products that will exceed a specific return on investment level and a payback expectation within one to two years.  In addition, the team considers the inherent value of intellectual property that each project presents with consideration for technical roadmap objectives.
Research and development expense was approximately $2,166,000 and $2,285,000 in 2014 and 2013, respectively, and will remain a significant part of MtronPTI's efforts to revitalize its IP position.
Customers
MtronPTI primarily works directly with OEMs to define the right solutions for their unique applications, including the design of custom parts with unique part numbers.  Actual sales of production parts may be directly to the OEM, or through either their designated contract manufacturers ("CMs") or through franchised distributors of MtronPTI's products.  As a result, MtronPTI has highly-skilled technical sales and applications engineers who work directly with the designers and program managers at its OEMs, providing a high-level of engineering support at all points within the process.  Over MtronPTI's 50-year history, it has developed a long list of blue-chip customers that have come to rely on its products because of their performance characteristics and their reliability.
In 2014, MtronPTI's largest customer, an electronics contract manufacturing company in the aerospace and defense markets, accounted for $2,522,000, or 11.0%, of the Company's total revenues, compared to $2,840,000, or 10.8%, in 2013.
Marketing and Sales
MtronPTI has a highly skilled team of technical sales and application engineers who work in tandem with a worldwide network of more than 30 independent external manufacturer representatives and franchised electronics distributors to market and sell its products.  An important part of the sales process is gaining qualification of specific products from the OEM, confirming suitability for use in a specific system design, which is commonly referred to as a "design-win."  Through direct contact with its clients and through its representative network, MtronPTI is able to understand the needs of the marketplace and then guide its product development process to allocate resources to meeting those requirements.

Seasonality
MtronPTI's business is not seasonal, although shipment schedules may be affected by the production schedules of its customers or their CMs based on regional practices or customs.
Domestic Revenues
MtronPTI's domestic revenues were $13,556,000 in 2014, or 58.9% of total consolidated revenues, compared to $13,797,000, or 52.7% of total consolidated revenues, in 2013.
International Revenues
MtronPTI's international revenues were $9,457,000 in 2014, or 41.1% of total consolidated revenues, compared to $12,404,000, or 47.3% of total consolidated revenues, in 2013.  In each of 2014 and 2013, these revenues were derived mainly from customers in Malaysia and China, with additional significant sales in Hong Kong in 2013. MtronPTI avoids significant currency exchange risk by transacting and settling substantially all international sales in United States dollars.
Order Backlog
At December 31, 2014, MtronPTI's order backlog was $8,792,000, which was an increase of 2.2% compared to a backlog of $8,601,000 at December 31, 2013.  The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent, which MtronPTI has determined are firm orders and likely to proceed.  Although backlog represents only firm orders that are considered likely to be fulfilled within the 12 months following receipt of the order, cancellations or scope adjustments may and do occur.
Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any.  The Company expects to fill its entire 2014 order backlog in 2015, but cannot provide assurances as to what portion of the order backlog will be fulfilled in a given year.
Raw Materials
Most raw materials used in the production of MtronPTI products are available in adequate supply from a number of sources and the prices of these raw materials are relatively stable.  However, some raw materials, including printed circuit boards, quartz and certain metals including steel, aluminum, silver, gold, tantalum and palladium, are subject to greater supply fluctuations and price volatility, as experienced in recent years.  MtronPTI generally has been able to include some cost increases in its pricing, but in some cases its margins were adversely impacted.
Competition
Production of frequency and spectrum control devices is a highly competitive industry, with low transportation costs and few import barriers.  There are numerous domestic and international manufacturers who are capable of providing custom-designed timing and filter products comparable in quality and performance to MtronPTI's products.  Competitors include, but are not limited to, Vectron International (a division of Knowles Corporation), K&L Microwave (a division of Dover Corporation), CTS Corporation, and Rakon Limited.  MtronPTI's competitive strategy begins with its focus on manufacturing lower volumes of more precise, custom designed frequency control devices, rather than producing higher volumes of standardized products like some of its competitors. MtronPTI also seeks to outperform the competition by producing market-based design solutions for customers utilizing MtronPTI's technical skill, and its high-performance, high-reliability product portfolio, and by providing high level quality engineering support throughout the customer's design process and the entire life cycle of the product.
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

Employees
As of December 31, 2014, the Company employed 142 people (full-time equivalents):  three within corporate headquarters and 139 within its subsidiary, MtronPTI, which includes 34 in Yankton, South Dakota, 94 in Orlando, Florida, three in Hong Kong and eight in Noida, India.  In 2014, there was a net reduction in its headcount of 11 as part of its restructuring plan to improve operational efficiency.  None of the Company's employees are represented by a labor union and the Company considers its relationships with employees to be good.
As an engineering-centric company, nearly 30% of MtronPTI's workforce consists of degreed-engineers bringing their expertise to product design and process development.
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
Item 1A.Risk Factors.
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
We are currently engaged in the design, manufacture and marketing of standard and custom-engineered electronic components that are used primarily to control the frequency or timing of signals in electronic circuits, and we do not offer any other products.  Virtually all of MtronPTI's 2014 and 2013 revenues came from sales of electronic components, which consist of packaged quartz crystals, oscillator modules, electronic filters and integrated modules.  We expect that this product line will continue to account for substantially all of MtronPTI's revenues in 2015.
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
For the years ended December 31, 2014 and 2013, we had net losses of approximately ($2,825,000) and ($8,219,000), respectively, the latter of which included a tax provision of $3,948,000 resulting from an increase in the Company's valuation allowance against deferred tax assets. Our revenues are derived solely from our operating subsidiary, MtronPTI, and its future rate of growth and profitability are highly dependent on the development and growth of demand for our products in the communications, networking, aerospace, defense, instrumentation and industrial markets, which are cyclical.
Although we expect our strategic restructuring and Trilithic asset purchase, which are discussed in "Item 1. Business, Recent Developments" above, to improve our operating performance and further strengthen and differentiate our high reliability RF and microwave portfolio, we cannot assure you that these investments or any other courses of action we implement will return us to profitability.
We have a large customer that accounts for a significant portion of our revenues, and the loss of this customer, or decrease in their demand for our products, could have a material adverse effect on our results.
In 2014, MtronPTI's largest customer, an electronics contract manufacturing company, accounted for $2,522,000, or 11.0%, of the Company's total revenues, compared to $2,840,000, or 10.8%, in 2013. The loss of this customer, or a decrease in their demand for our products, could have a material adverse effect on our results.
A relatively small number of customers account for a significant portion of our accounts receivable, and the insolvency of any of these customers could have a material adverse impact on our liquidity.
At December 31, 2014, three of MtronPTI's largest customers accounted for approximately $1,035,000, or 31.3%, of accounts receivable, compared to approximately $905,000, or 27.6%, at the end of 2013.  The insolvency of any of these customers could have a material adverse impact on our liquidity.
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
In 2014 and 2013, the majority of MtronPTI's revenues were derived from sales to manufacturers of equipment for the communications, networking, defense, aerospace, instrumentation and industrial markets for frequency and spectrum control devices, including indirect sales through distributors and contract manufacturers.  During 2015, MtronPTI expects a significant portion of its revenues to continue to be derived from sales to these manufacturers.  Often OEMs and other service providers within these markets have experienced periods of capacity shortage and periods of excess capacity, as well as periods of either high or low demand for their products.  In periods of excess capacity or low demand, purchases of capital equipment may be curtailed, including equipment that incorporates MtronPTI's products.  A reduction in demand for the manufacture and purchase of equipment for these markets, whether due to cyclical, macroeconomic or other factors, or due to MtronPTI's reduced ability to compete based on cost or technical factors, could substantially reduce MtronPTI's net sales and operating results and adversely affect its financial condition.  Moreover, if these markets fail to grow as expected, MtronPTI may be unable to maintain or grow its revenue.
The multiple variables which affect the communications, networking, aerospace, defense, instrumentation and industrial markets for equipment that require frequency and spectrum control devices, as well as the number of parties involved in the supply chain and manufacturing process, can impact inventory levels and lead to supply chain inefficiencies.  As a result of these complexities, MtronPTI has limited visibility to forecast revenue projections accurately for the near and medium-term timeframes.
The market share of our customers in the communications, networking, aerospace, defense, instrumentation and industrial markets may change over time, reducing the potential value of our relationships with our existing customer base.
We have developed long-term relationships with our existing customers, including pricing contracts, custom designs and approved vendor status.  If these customers lose market share to other equipment manufacturers in the communications, networking, aerospace, defense, instrumentation and industrial markets with whom we do not have similar relationships, our ability to maintain revenue, margin or operating performance may be adversely affected.
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
Any of these difficulties could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
MtronPTI's markets are highly competitive worldwide, with low transportation costs and few import barriers.  MtronPTI competes principally on the basis of product quality and reliability, availability, customer service, technological innovation, timely delivery and price.  Within the industry in which MtronPTI competes, competition has become increasingly concentrated and global in recent years.  Many of MtronPTI's major competitors, some of which are larger, and potential competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing and customer support capabilities. If we are unable to successfully compete against current and future competitors, our operating results will be adversely affected.
Our ability to borrow under our credit facility may be limited by available collateral.
Our credit facility includes a revolving loan that requires cash equal to any amounts outstanding to be held as collateral in a deposit account with the lender. Should we not have sufficient cash to be held as collateral, the total amount available to borrow under the revolving loan may be reduced or not available.
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
We have office and manufacturing space in Noida, India, and a sales office in Hong Kong.  Additionally, foreign revenues for 2014 and 2013 (primarily to Malaysia and China) accounted for 41.1% and 47.3% of our 2014 and 2013 consolidated revenues, respectively.  We anticipate that sales to customers located outside of the United States will continue to be a significant part of our revenues for the foreseeable future.  Our international operations and sales to customers outside of the United States subject our operating results and financial condition to certain business, economic, political, health, regulatory and other risks, including:
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions designed to improve transparency and accountability concerning the supply of certain minerals, known as "conflict minerals," originating from the Democratic Republic of Congo and adjoining countries that are believed to be benefitting armed groups.   As a result, the SEC recently adopted new due diligence, disclosure and reporting requirements for companies that manufacture products that include components containing such minerals.  Since we manufacture such products, we are required to comply with the new SEC rules.  We expect that the compliance process will be both time-consuming and costly.  Costs associated with complying with these disclosure requirements will include diligence to determine the sources of minerals used in our products and potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of certain materials used in our products.  Because there may be only a limited number of suppliers offering "conflict free" minerals, we cannot be sure that we will be able to obtain necessary minerals from such suppliers in sufficient quantities or at competitive prices. In addition, our supply chain is complex and we may not be able to easily verify the origins for all minerals used in our products.  We may face reputational challenges with our customers and other stakeholders if our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins of minerals contained in the components included in our products through the due diligence procedures that we implement.
Risks Related to Our Securities
The prices of our common stock and warrants have fluctuated considerably and are likely to remain volatile, in part due to the limited market for our securities.
From January 1, 2014 through March 27, 2015, the high and low sales prices for our common stock were $6.00 and $3.12, respectively, and the high and low sales prices for our warrants were $0.07 and $0.0009, respectively.  There is a limited public market for our common stock and warrants, and we cannot provide assurances that a more active trading market will develop or be sustained.  As a result of low trading volume in our common stock and warrants, the purchase or sale of a relatively small number of securities could result in significant price fluctuations and it may be difficult for holders to sell their securities without depressing the market price for such securities.
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
Our officers, directors and 10% or greater stockholders control approximately 35.3% of the voting power represented by our outstanding shares of common stock as of March 27, 2015.  If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions.  This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.  This concentration of ownership may not be in the best interests of all of our stockholders.
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
The Company's principal executive offices are located in Orlando, Florida within an MtronPTI operating facility.   MtronPTI's operations are located in Orlando, Florida, Yankton, South Dakota, and Noida, India.  MtronPTI also has sales offices in Sacramento, California and Hong Kong.
MtronPTI owns one building in Orlando, Florida, containing approximately 71,000 square feet on approximately seven acres of land.  MtronPTI owns two buildings in Yankton, South Dakota, containing a combined total of approximately 32,000 square feet on approximately 11 acres of land.  The Company leases approximately 13,000 square feet of office and manufacturing space in Noida, India, approximately 700 square feet of office space in Hong Kong and approximately 400 square feet of office space in Sacramento, California. It is the Company's opinion that the facilities referred to above are in good operating condition, suitable, and adequate for present uses.
Item 3.	Legal Proceedings.
None.
Item 4.	Mine Safety Disclosures.
Not applicable.

PART II
Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for Common Equity
Our common stock is traded on the NYSE MKT, under the symbol "LGL." Based upon information furnished by our transfer agent, at March 27, 2015, we had 538 holders of record of our common stock.  The following table sets forth the high and low sales prices for our common stock for the periods indicated as reported by the NYSE MKT:
Fiscal Year 2015	High	Low
First Quarter (1)	$4.30	$3.31

Fiscal Year 2014	High	Low
First Quarter	$6.00	$4.71
Second Quarter	5.40	3.85
Third Quarter	5.19	3.85
Fourth Quarter	4.02	3.12

Fiscal Year 2013	High	Low
First Quarter	$5.98	$5.11
Second Quarter	6.94	4.91
Third Quarter	6.74	5.03
Fourth Quarter	6.52	4.70

(1)	From January 1, 2015 through March 27, 2015.
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
The selected statement of operations data for the years ended December 31, 2014 and 2013, and the selected balance sheet data as of December 31, 2014 and 2013, are derived from our audited financial statements included elsewhere in this report.  The selected statement of operations data for the years ended December 31, 2012, 2011 and 2010, and the selected balance sheet data as of December 31, 2012, 2011 and 2010, are derived from our audited financial statements not included in this report.  These financial statements have been prepared in accordance with U.S. generally accepted accounting principles.  Our historical results may not be indicative of the operating results to be expected in any future period.

	Year ended December 31,
	(in thousands, except share and per share data)
	2014	2013	2012	2011	2010
Revenues	$23,013	$26,201	$29,706	$35,682	$46,656
Operating (loss) income (a)	(2,829)	(4,164)	(1,782)	674	6,759
(Loss) income before income taxes	(2,829)	(4,271)	(1,844)	567	6,478
Benefit (provision) for income taxes	4	(3,948)	524	(185)	2,945
Net (loss) income	$(2,825)	$(8,219)	$(1,320)	$382	$9,423

Weighted average number of shares used in basic and diluted EPS calculation	2,595,988	2,595,362	2,593,741	2,572,825	2,248,180

Per common share:
Basic and diluted net (loss) income per common share	$(1.09)	$(3.17)	$(0.51)	$0.15	$4.19

	December 31,
	(in thousands)
	2014	2013	2012	2011	2010
Cash and cash equivalents	$5,192	$7,183	$8,625	$13,709	$4,147

Working capital	9,909	12,446	16,624	18,118	12,829

Total assets	17,262	21,263	29,593	32,421	23,725

Total long-term debt (including current portion)	—	—	58	400	669

Stockholders' equity (b)	$14,237	$16,755	$24,614	$25,593	$18,696

(a)	Operating (loss) income is revenues less operating expenses, which excludes investment income, interest expense, gain on sale of land and equipment, other income and taxes. Included are asset impairment charges.
(b)	No cash dividends have been declared during the periods presented.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
Results of Operations
2014 Compared to 2013
Consolidated Revenues and Gross Margin
Total revenues for the year ended December 31, 2014, were $23,013,000, a decrease of 12.2% from revenues of $26,201,000 in 2013.  The decrease in 2014 revenues was primarily due to price compression and a decrease in share with certain customers in the Internet Communications Technology ("ICT") market segment, and to a lesser degree, reduced demand from existing customers within the Aerospace and Defense ("Aero/Defense") market segment.
Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues increased to 27.5% from 26.1% for the year ended December 31, 2014, compared to the same prior year period. The increase was primarily due to a favorable product mix and continued margin improvement initiatives.
At December 31, 2014, MtronPTI's order backlog was $8,793,000, which was an increase of 1.2% compared to a backlog of $8,693,000 at September 30, 2014. The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent, which MtronPTI has determined are firm orders and likely to proceed.  Although backlog represents only firm orders that are considered likely to be fulfilled within the 12 months following receipt of the order, cancellations or scope adjustments may and do occur.
Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any.  The Company expects to fill its entire order backlog as of December 31, 2014 in 2015, but cannot provide assurances as to what portion of the order backlog will be fulfilled in a given year.
Operating Loss
Operating loss of ($2,829,000) for the year ended December 31, 2014, was an improvement of $1,335,000 from an operating loss for the year ended December 31, 2013 of ($4,164,000).  The improvement in operating loss was due primarily to the 1.4 percentage point improvement in gross margin and a year-over-year decrease of $1,651,000 in engineering, selling and administrative expenses as a result of the restructuring plan that realigned sales, general and administrative activities and customer support operations across all of our locations in an effort to gain efficiencies.
Interest Expense, Net
Interest expense, net, was $26,000 for the year ended December 31, 2014, which was a decrease of $17,000 from $43,000 for the year ended December 31, 2013. The decrease was due to a reduction in the year-over-year average outstanding balance on MtronPTI's credit facilities. At December 31, 2014, the Company had no outstanding balance on its credit facility.

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
The Company recorded an income tax benefit (provision) for the years ended December 31, 2014 and 2013 of $4,000 and ($3,948,000), respectively. The valuation allowance was $7,325,000 at December 31, 2014, which reflects a net increase of $1,357,000 over December 31, 2013.
As of December 31, 2014, the Company has not provided for U.S. federal and state income taxes on approximately $509,000 of undistributed earnings of Piezo Technology India Private Ltd. in India since such earnings are considered permanently reinvested outside the U.S.  If in the future, the Company decides to repatriate earnings from Piezo Technology India Private Ltd., the Company would incur incremental U.S. federal and state income taxes.  However, the Company's intent is to keep these funds permanently reinvested outside of the U.S. and current plans do not demonstrate a need to repatriate them to fund U.S. operations.
Net Loss
Net loss for the year ended December 31, 2014, was ($2,825,000) compared with ($8,219,000) for the year ended December 31, 2013. The improvement in net loss is primarily due to the 2013 increase in the valuation allowance of $5,661,000 against the Company's deferred tax assets, which did not recur in 2014, the 1.4 percentage point improvement in gross margin, and the year-over-year decrease of $1,651,000 in engineering, selling and administrative expenses as a result of the restructuring plan that streamlined sales, general and administrative activities and customer support operations across all of our locations in an effort to gain efficiencies. Basic and diluted net loss per share for the years ended December 31, 2014 and 2013, was ($1.09) and ($3.17), respectively.
Liquidity and Capital Resources
At December 31, 2014, cash and cash equivalents were $5,192,000, a decrease of $1,991,000, from $7,183,000 at December 31, 2013.
Cash used in operating activities was ($1,299,000) for the year ended December 31, 2014, compared to ($664,000) for the same period in 2013.  The increase in cash used was due primarily to a net loss of ($2,825,000), offset by depreciation and amortization of $922,000, net working capital adjustments of $192,000, including a decrease in inventories of $523,000 offset by an increase in accrued warranty expense of $220,000 related to an isolated product defect, stock-based compensation of $308,000, and a decrease in other assets of $104,000, for the year ended December 31, 2014, compared to a net loss of ($8,219,000), which was offset by an increase in the deferred tax provision of $3,922,000, net working capital adjustments of $1,488,000, depreciation and amortization of $990,000, stock-based compensation of $575,000, impairment of property, plant and equipment of $228,000 and a decrease in other assets of $341,000, for the year ended December 31, 2013.

Cash used in investing activities for the year ended December 31, 2014 and 2013 was ($1,011,000) and ($420,000), respectively. The increase was primarily due to our acquisition of certain of Trilithic's filter product line assets for cash consideration of $700,000 on January 31, 2014.
Cash provided by financing activities was $319,000 for the year ended December 31, 2014, compared with cash used in financing activities of ($358,000) for the comparable prior year period. The change was due primarily to repayment of amounts outstanding on the Company's line of credit with JPMorgan Chase Bank, N.A., offset by the reduction in restricted cash of $1,500,000 related to the August 29, 2014 termination of the Chase Loan Agreement (as defined below). Additionally, in 2013, $167,000 was used to purchase treasury shares, $65,000 was used to pay warrant dividend issuance costs and $58,000 was used to make principal payment of long-term debt.
At December 31, 2014, the Company's consolidated working capital was $9,909,000, compared to $12,446,000 at December 31, 2013.  At December 31, 2014, the Company had current assets of $12,934,000, current liabilities of $3,025,000 and a ratio of current assets to current liabilities of 4.28 to 1.00.  At December 31, 2013, the Company had current assets of $16,954,000, current liabilities of $4,508,000 and a ratio of current assets to current liabilities of 3.76 to 1.00.  Management continues to focus on efficiently managing working capital requirements to match operating activity levels.
On August 29, 2014, MtronPTI paid off and terminated its  loan agreement with JPMorgan Chase Bank, N.A. dated June 30, 2011 (the "Chase Loan Agreement"), which provided for a $1.5 million revolving line of credit. The obligations under the Chase Loan Agreement were secured by a $1.5 million cash collateral deposit and by a general lien on all of MtronPTI's assets, both of which have been released. The Chase Loan Agreement was scheduled to expire on September 30, 2014.
Prior to the termination of the Chase Loan Agreement, management began an active search for alternative financing.  On September 30, 2014, MtronPTI entered into a Loan Agreement, dated as of September 30, 2014 (the "CNB Loan Agreement"), with City National Bank of Florida ("City National").  The CNB Loan Agreement provides for a revolving line of credit in the amount of $3.0 million (the "CNB Revolver"), which bears interest at a variable rate equal to 30-day LIBOR plus 200 basis points to be set on the first day of each month.  Under the terms of the CNB Loan Agreement and the CNB Revolving Promissory Note (as defined below), MtronPTI may borrow under the CNB Revolver until September 30, 2016, unless the term of the CNB Revolving Promissory Note is extended.
The Company's obligations under the CNB Loan Agreement are secured only by cash collateral and do not require any other liens.  The CNB Loan Agreement provides that MtronPTI will pay City National a fee equal to 0.75% per year on the daily unused amount of the CNB Revolving Promissory Note. In connection with the CNB Loan Agreement, MtronPTI also entered into a Cash Collateral Agreement with City National (the "CNB Cash Collateral Agreement") and delivered a Revolving Promissory Note in the principal amount of $3.0 million to City National (the "CNB Revolving Promissory Note").  The CNB Cash Collateral Agreement provides that MtronPTI will hold cash collateral equal to any amounts outstanding under the CNB Revolver in a non-interest bearing deposit account with City National.  Provided that MtronPTI is not in default of any of its obligations under the CNB Loan Agreement, the CNB Revolving Promissory Note or the CNB Cash Collateral Agreement, the funds collateralizing the CNB Revolver are restricted only to the extent of the outstanding principal amount under the CNB Revolver.  As of December 31, 2014, there was no balance outstanding under the CNB Revolver and no associated restricted cash.
The CNB Loan Agreement, the CNB Revolving Promissory Note and the CNB Cash Collateral Agreement provide for customary events of default, including but not limited to payment defaults, breach of other obligations under the CNB Loan Agreement, the CNB Revolving Promissory Note and the CNB Cash Collateral Agreement, bankruptcy or insolvency, material default with respect to any obligation owed to City National and default with respect to other material indebtedness.
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
Critical Accounting Policies
The Company's significant accounting policies are described in Note A. "Accounting and Reporting Policies" in the accompanying Notes to the Consolidated Financial Statements.  The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company evaluates its estimates, including those related to the carrying value of inventories, the likelihood of collecting its outstanding accounts receivable, value of stock based compensation, and the provision for income taxes.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  In the past, actual results have not been materially different from the Company's estimates.  However, results may differ from these estimates under different assumptions or conditions.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 8.	Financial Statements and Supplementary Data.
See the financial statements included at the end of this report beginning on page 40.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company's principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")).  Based on their evaluation of the Company's disclosure controls and procedures, the Company's principal executive officer and principal financial officer, with the participation of the Company's management, have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2014, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Management's Annual Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2014.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal controls over financial reporting during our fourth quarter ended December 31, 2014, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B.	Other Information.
None.

PART III
Item 10.	Directors and Executive Officers and Corporate Governance.
Directors
The following table sets forth information regarding our directors, including their business experience for the past five years (and, in some instances, for prior years) and their specific experience, qualifications, attributes or skills that led to the conclusion that they should serve as directors.
Name	Age	Director Since	Offices and Positions Held With the Company, Business Experience and Principal Occupation for the Last Five Years, and Directorships in Public Corporations and Investment Companies
Marc Gabelli	46	2004
Chairman of the Board, The LGL Group, Inc. (September 2004 to present); Managing Partner, Horizon Research (January 2013 to present), an investment management and research services provider; Chief Executive Officer, Gabelli Securities International Ltd. (1994 to present), a global alternative asset management platform and merchant advisor; Managing Director and President, GGCP, Inc. (1999 to present), a private corporation that makes investments for its own account; Managing Member, Commonwealth Management Partners LLC (2008 to present), which is the managing member of Venator Global LLC, which is the general partner of Venator Merchant Fund, LP, an investment management vehicle; Director, IFIT Group, a Zurich based financial services administration firm; and Director and Managing Partner, GAMA Funds Holdings GmbH.  Mr. Gabelli brings to the Board his extensive knowledge of the Company's business and industry due to his longstanding service on the Board, as well as his financial expertise and leadership experience as an executive of various investment firms.

Michael J. Ferrantino, Sr.	72	2014
Executive Chairman of the Board and Chief Executive Officer, The LGL Group, Inc. (June 2014 to present); Executive Chairman of the Board, M-tron Industries, Inc. (October 2013 to present); Executive Vice Chairman of the Board, The LGL Group, Inc. (October 2013 to June 2014); President and Chief Executive Officer, Valpey-Fisher Corporation (September 2002 to November 2009), a provider of electronic components used in communications, medical, defense and aerospace, industrial and computer applications for OEMs and contract manufacturers worldwide; President, Micro Networks Division, Integrated Circuit Systems, Inc. (January 2002 to September 2002), a supplier of precision timing devices for optical networking, wireless infrastructure and high end network servers using surface acoustic wave and RF technology; President and Chief Executive Officer, Micro Networks Corporation (pre-2000 to January 2002); and Chairman of the Board of Directors, Micro Networks Corporation (April 2000 to January 2002). Currently, Mr. Ferrantino serves as the Chairman of the Board of Directors for Spectra Analysis Instruments, Inc., a developer and manufacturer of next-generation molecular analysis instrumentation. Mr. Ferrantino brings to the Board his extensive knowledge and leadership experience in the RF/microwave integrated system and frequency control industries.

Name	Age	Director Since	Offices and Positions Held With the Company, Business Experience and Principal Occupation for the Last Five Years, and Directorships in Public Corporations and Investment Companies
Timothy Foufas	46	2007
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

Patrick J. Guarino	72	2006
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

Donald H. Hunter	58	2013
Principal, Donald Hunter LLC (April 2007 to present), a consulting practice based in Wellesley, MA; Chief Operating Officer and Chief Financial Officer, Harbor Global Company Limited (October 2000 to December 2006), a public company that owned international investment management and natural resources subsidiaries; Chief Operating Officer, Pioneer Global Investments, a former Division of the Pioneer Group, Inc. (August 1998 to October 2000), a company that provided investment management services and owned several natural resources investments; Manager of International Finance, the Pioneer Group, Inc. (January 1991 to August 1998). Currently, Mr. Hunter also is a director of Columbia Laboratories, Inc., a specialty pharmaceuticals company (NASDAQ: CBRX), where he serves as Chairman of the Audit Committee, and a director of LICT Corporation, an integrated provider of broadband and voice services (OTC PK: LICT).  Mr. Hunter brings to the Board financial, operating, corporate development, international and mergers and acquisition experience.

Manjit Kalha	39	2011
Managing Partner, Horizon Research (August 2012 to present), a firm that provides investment management and research services; Chief Executive Officer, Horizon AMC (June 2008 to present), a firm that provides investment management and consulting services; Chief Executive Officer and Director, Jeet Associates Private Limited (December 2006 to present), a consulting firm based in New Delhi that provides business strategy, finance, and taxation advisory services; Co-founder and Chief Operating Officer, Radiant Polymers Private Limited (2001 to 2006), a manufacturing company of high quality specialty plastic components. Mr. Kalha brings to the Board his experience in management and manufacturing operations, and an extensive knowledge of global financial markets.

Name	Age	Director Since	Offices and Positions Held With the Company, Business Experience and Principal Occupation for the Last Five Years, and Directorships in Public Corporations and Investment Companies
Antonio Visconti	54	2014
Vice President of Technology and Market Development, Hittite Microwave Corporation (October 2011 to August 2014), a leader in high performance integrated circuits (ICs), modules, and subsystems for RF microwave and millimeter-wave applications; Business Director Precision Control Group, Maxim Integrated Products (2010 to 2011), a leading manufacturer of linear and mixed-signal ICs; Chief Executive Officer and Founder, Aczent Inc. (2008 to 2011), a developer  of analog solutions for industrial applications, acquired in 2011 by major semiconductor manufacturer; and Vice President and General Manager, National Semiconductor's Data Conversion division (2002 to 2008). Mr. Visconti has over 25 years of experience in the high technology industry and brings to the Board engineering, business development and technology acquisition expertise.

Executive Officers
The following table sets forth information regarding our executive officers, including their business experience for the past five years and prior years.
Name	Age	Officers and Positions Held With the Company, Business Experience and Principal Occupation for the Last Five Years
Michael J. Ferrantino, Sr.	72	Mr. Ferrantino's business experience, including his term in office, is listed in the section above titled "Directors."
R. LaDuane Clifton	42
Chief Financial Officer, Secretary and Treasurer, The LGL Group, Inc. (December 2012 to present); Chief Accounting Officer, The LGL Group, Inc. (March 2010 to December 2012); Member of Audit Committee of Community First Credit Union of Florida, a credit union with more than $1 billion in assets (September 2008 to July 2010); Corporate Controller of The LGL Group, Inc. (August 2009 to March 2010); Chief Financial Officer of a21, Inc. (August 2008 to August 2009), a publicly-held holding company with businesses in stock photography and online retail and manufacture of framed art; Corporate Controller of a21, Inc. (March 2007 to August 2008); Auditor at KPMG LLP (August 2004 to March 2007), an international accounting firm.

Patti A. Smith	50
Director of Financial Reporting and Human Resources, The LGL Group, Inc. (March 2015 to present); Financial Reporting and Human Resources Manager, The LGL Group, Inc. (April 2014 to March 2015); Financial Reporting Manager, The LGL Group, Inc. (September 2012 to April 2014); Director of Financial Reporting for CNL Financial Group, Inc. ("CNL"), one of the nation's leading private investment management firms (July 2011 to May 2012); Vice President of Private Equity Accounting for CNL (August 2007 to July 2011).

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

Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that its directors, officers and holders of more than 10% of the Company's common stock complied with all applicable filing requirements during the 2014 fiscal year, except that Marc Gabelli filed a Form 4 on December 22, 2014, disclosing two transactions that occurred on December 11, 2014.
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
Item 11.	Executive Compensation.
Summary Compensation Table
The following table sets forth information with respect to compensation earned by the named executive officers:
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Option Awards(1) ($)	All Other Compensation ($)	Total ($)
Michael J. Ferrantino, Sr.	2014	144,000	—	10,000(2)	112,479(2)	4,537(3)	274,592
Chief Executive Officer

R. LaDuane Clifton	2014	175,154(4)	—	—	12,375(5)	—	187,529
Chief Financial Officer	2013	169,442(4)	4,200(6)	12,950(7)	11,184(8)	—	197,776

Gregory P. Anderson(9)	2014	199,159(10)	—	—	15,000(5)	21,868(11)	236,027
Former Chief Executive Officer	2013	206,154(10)	5,658(6)	17,325(7)	33,550(8)	42,472(11)	305,159

James L. Williams(12)	2014	59,170(13)	1,650(6)	—	—	—	60,820
Former Corporate Controller	2013	110,000	—	—	—	13,337(14)	123,337

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

(2)
On June 11, 2014, the Company granted Mr. Ferrantino a discretionary award of options to purchase 75,000 shares of common stock with a grant date fair value of $111,055. These options vest as follows: 60% on grant date; an additional 20% on the second anniversary of the grant date; and the remaining 20% on the third anniversary of the grant date. In addition, on December 11, 2014, the Company granted Mr. Ferrantino discretionary awards of 3,115 restricted shares of common stock with a grant date fair value of $10,000 and options to purchase 1,558 shares of common stock with a grant date fair value of $1,424. The restricted shares of commons stock vested immediately. The options vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date.

(3)	Mr. Ferrantino was reimbursed for $4,537 of healthcare insurance costs. This amount also includes a reimbursement for the personal income tax expense arising from these expenses.

(4)	Mr. Clifton's salary includes one-time payouts of PTO of $10,154 and $4,442, for 2014 and 2013, respectively.
(5)
On March 13, 2014, the Company granted Mr. Clifton and Mr. Anderson discretionary awards of options to purchase 6,589 and 7,987 shares of common stock, respectively, under the 2011 Incentive Plan with a grant date fair value of $12,375 and $15,000, respectively.  The options vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date.

(6)	On March 29, 2013, the Company awarded Mr. Clifton, Mr. Anderson and Mr. Williams a discretionary cash bonus of $4,200, $5,658, $3,000 and $1,650, respectively, as a bonus payment for 2013.
(7)
On March 26, 2013, the Company granted Mr. Clifton and Mr. Anderson 2,229 and 2,982 restricted shares of common stock, respectively, as a bonus payment for 2012 under the Company's 2011 Incentive Plan (the "2011 Incentive Plan") with a grant date fair value of $12,950 and $17,325, respectively. These shares vest as follows:  30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date.

(8)
On March 26, 2013, the Company granted Mr. Clifton and Mr. Anderson discretionary awards of options to purchase 4,800 and 14,399 shares of common stock, respectively, under the 2011 Incentive Plan with a grant date fair value of $11,184 and $33,550, respectively.  The options vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date.

(9)	Mr. Anderson served as the Company's Chief Executive Officer from July 2009 to May 2014.
(10)	Mr. Anderson's 2014 salary included $100,000 of severance payments. In addition, his salary included one-time payouts of paid time-off ("PTO") of $9,931 and $6,154, for 2014 and 2013, respectively.
(11)
For 2014 and 2013, Mr. Anderson was reimbursed $21,868 and $31,470, respectively, for living expenses incurred in connection with performing his duties at the corporate headquarters in Orlando, FL. These amounts also include a reimbursement for the personal income tax expense arising from these expenses.

(12)	Mr. Williams served as the Company's Corporate Controller from January 2013 to May 2014.
(13)	Mr. William's 2014 salary included $8,461 of severance payments and a one-time payout of PTO of $1,213.
(14)	Mr. Williams was reimbursed for costs incurred in connection with relocating to the Company's headquarters in Orlando, Florida in the amount of $13,337.
Employment Agreements
Michael J. Ferrantino, Sr.
On October 1, 2013, the Company entered into an offer letter with Michael J. Ferrantino, Sr. (the "Offer Letter").  Mr. Ferrantino is employed by the Company on an "at will" basis.  The Offer Letter provided for Mr. Ferrantino to be paid a monthly draw of $12,000, or $144,000 annually, earned against Annual Incentive Payments (as defined below).  In addition, he is eligible to receive annual incentive payments (the "Annual Incentive Payments") based on the increase in the economic value of the Company ("EV"), as further described in the Offer Letter, over the prior fiscal year, starting with the fiscal year ending December 31, 2013.  The total amount of the Annual Incentive Payments payable for any fiscal year shall be the greater of (x) $144,000 or (y) 3.0% of the increase in EV over the prior fiscal year; provided, however, that such amount shall not exceed $1.0 million for any fiscal year and the Annual Incentive Payments for the fiscal year ending December 31, 2013, shall be pro-rated based on the number of days remaining in the fiscal year following the commencement of his employment with the Company.

Effective as of May 21, 2014, the date of Mr. Ferrantino's appointment as the Company's interim Chief Executive Officer, and in connection with his appointment as Executive Chairman of the Board of Directors and Chief Executive Officer of the Company on June 11, 2014, the Company replaced Mr. Ferrantino's annual draw of $144,000, as provided for in the Offer Letter, with an annual salary of $144,000, and removed the $1.0 million cap on Annual Incentive Payments.  In addition, on June 11, 2014, the Company granted Mr. Ferrantino 75,000 options to purchase shares of the Company's common stock at an exercise price of $4.90 per share with an expiration date of June 11, 2019, of which 60% vested on the grant date, 20% will vest on the second anniversary of the grant date, and the remaining 20% will vest on the third anniversary of the grant date.  Mr. Ferrantino is also eligible for a bonus at the discretion of the Board.

Gregory P. Anderson
On October 4, 2013, the Company entered into a new employment agreement with Mr. Anderson (the "Anderson Employment Agreement") under which Mr. Anderson continued to serve as the Company's President and Chief Executive Officer, effective as of November 2, 2013 (the "Effective Date").  Under the Anderson Employment Agreement, Mr. Anderson was to receive an annual base salary of $200,000 and was eligible to receive annual bonuses based upon the achievement of certain management objectives determined by the Compensation Committee of the Board.  The term of the Anderson Employment Agreement was two years, starting on the Effective Date. Mr. Anderson resigned from the Company on May 21, 2014.

On May 27, 2014, in connection with Mr. Anderson's resignation, the Company and Mr. Anderson entered into an Agreement and Release (the "Anderson Agreement").  The Anderson Agreement provides for certain releases by Mr. Anderson of, and certain other commitments to, the Company, and for the Company's agreement to: (i) pay Mr. Anderson $100,000 in cash, of which $50,000 will be paid in three equal monthly installments during the first three months after his resignation and the remaining $50,000 will be paid six months after his resignation; (ii) pay the employer's portion of the premium associated with his COBRA coverage for a six month period; (iii) cause 2,940 restricted shares of the Company's common stock held by Mr. Anderson to vest, of which half will vest six months after his resignation and the other half will vest one year after his resignation; and (iv) cause options to purchase 7,500 shares of the Company's common stock at an exercise price of $10.00 per share to vest.

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth information regarding equity awards held by named executive officers as of December 31, 2014:
	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares of stock that have not vested (#)	Market value of shares of stock that have not vested ($)
Michael J.	45,000(1)	30,000(1)	4.90	6/11/2019
Ferrantino, Sr.	—	1,558(2)	3.53	12/11/2019

R. LaDuane Clifton	—	6,589(3)	5.82	3/13/19
	1,440(4)	3,360(4)	7.26	3/26/18
	9,000(5)	6,000(5)	10.00	8/09/17
	10,000(6)	—	22.50	3/14/16
					1,560(7)	8,393(7)
					1,120(8)	3,443(8)

(1)	On June 11, 2014, the Company granted Mr. Ferrantino options to purchase 75,000 shares of common stock under the 2011 Incentive Plan with a grant date fair value of $111,000. These options vest as follows: 60% on the grant date; an additional 20% on the second anniversary of the grant date; and the remaining 20% on the third anniversary of the grant date.

(2)	On December 11, 2014, Mr. Ferrantino, as a director of the Company, received a retainer in the form of options to purchase 1,558 shares of common stock under the 2011 Incentive Plan with a grant date fair value of $1,424. These options vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date.
(3)	On March 13, 2014, the Company granted Mr. Clifton options to purchase 6,589 shares of common stock under the 2011 Incentive Plan with a grant date fair value of $12,387. These options vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date.
(4)	On March 26, 2013, the Company granted Mr. Clifton options to purchase 4,800 shares of common stock under the 2011 Incentive Plan with a grant date fair value of $11,184. These options vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date.
(5)	On August 9, 2012, the Company granted Mr. Clifton options to purchase 15,000 shares of common stock under the 2011 Incentive Plan with a grant date fair value of $36,587. These options vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date.
(6)	On March 14, 2011, the Company granted Mr. Clifton options to purchase 10,000 shares of common stock under the Company's 2001 Equity Incentive Plan (the "2001 Equity Incentive Plan") with a grant date fair value of $98,200. These options vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date.
(7)	On March 26, 2013, the Company granted Mr. Clifton 2,229 restricted shares of common stock as a bonus payment for 2012 under the 2011 Incentive Plan with a grant date fair value of $5.81 per share. These shares vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date.
(8)	On February 29, 2012, the Company granted Mr. Clifton 1,600 restricted shares of common stock as a bonus payment for 2011 under the 2011 Incentive Plan with a grant date fair value of $8.44 per share. These shares vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date.
Non-Employee Director Compensation
The following table sets forth information with respect to compensation earned by or awarded to each director who is not a named executive officer and who served on the Board during the fiscal year ended December 31, 2014:
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Marc Gabelli	19,000	10,000	1,424	30,424
Patrick J. Guarino	22,250	10,000	1,424	33,674
Timothy Foufas	26,250	10,000	1,424	37,674
Donald H. Hunter	25,250	10,000	1,424	36,674
Manjit Kalha(1)	47,550	10,000	1,424	58,974
Antonio Visconti(2)	5,500	10,000	1,424	16,924
James Abel(3)	16,000	—	—	16,000
Michael Chiu(3)	15,250	—	—	15,250
Vincent Enright(3)	18,250	—	—	18,250

(1)
Mr. Kalha served as the India Investment Committee Chairman during 2014. The committee was formed to advise and assist the Company's management in its pursuit of certain strategic investment opportunities related to the Company's operations in India.

(2)	Mr. Visconti was first elected to the Board on October 21, 2014.
(3)	Messrs. Abel, Chiu and Enright did not stand for re-election to the Board at the 2014 Annual Meeting held on October 21, 2014.
In 2014, directors received (i) a retainer of $20,000 ($10,000 in cash and $10,000 in stock whose value was based on the closing price of the Company's common stock on the grant date); (ii) a fee of $1,000 for each meeting of the Board attended in person or telephonically that had a duration of at least one hour; and (iii) a fee of $750 for each Audit Committee, Compensation Committee, and Nominating Committee meeting attended in person or telephonically that had a duration of at least one hour.  In addition, the Audit Committee Chairman received a $3,000 annual cash retainer, the Nominating Committee Chairman received a $1,000 annual cash retainer and the Compensation Committee Chairman received a $2,000 annual retainer.
On December 11, 2014, the Company's then-current directors received grants of 3,115 shares of restricted common stock as 50% of their base compensation for fiscal year 2015 ($10,000) and 1,558 stock options, based on the closing price of the Company's stock on the option grant date, which was equal to 25% of their base compensation for fiscal year 2015 ($5,000).  The number of shares and options granted to each director was determined by dividing the dollar amount of base compensation paid in the form of the share grant by the closing price of the Company's common stock on the grant date.  Such shares were granted under the 2011 Incentive Plan, vested immediately on the grant date, and are transferable only if a director maintains a minimum ownership level of 1,000 shares of the Company's common stock.
From 2014 to 2015, the standard compensation arrangements for our directors changed to the following: (i) directors will receive an annual retainer of $20,000, consisting of $5,000 in cash, $5,000 in stock options and $10,000 in restricted stock, with the stock options and restricted stock valued based on the closing price of the Company's common stock on the grant date; (ii) directors will receive a fee of $2,000 for each meeting of the Board attended in person or $750 for each meeting held telephonically; and (iii) the Audit Committee Chairman will receive a $2,000 annual cash retainer and the Nominating Committee Chairman and Compensation Committee Chairman will each receive a $1,000 annual cash retainer.
Item 12.	Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information regarding the number of shares of our common stock beneficially owned on March 27, 2015, by:
‒	Each person who is known by us to beneficially own 5% or more of our common stock;
‒	Each of our directors and named executive officers; and
‒	All of our directors and executive officers, as a group.
Except as otherwise set forth below, the address of each of the persons listed below is:  The LGL Group, Inc., 2525 Shader Road, Orlando, Florida, 32804.  Unless otherwise indicated, the common stock beneficially owned by a holder includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by such holder, and also includes shares subject to options to purchase our common stock exercisable within 60 days after March 27, 2015.  Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to their shares.

	Common Stock Beneficially Owned(1)
Name and Address of Beneficial Owner	Shares		%
5% or Greater Stockholders:
Mario J. Gabelli	465,417	(2)	17.8

Directors and Named Executive Officers:
Marc Gabelli	397,305	(3)	15.0
Michael J. Ferrantino, Sr.	50,084	(4)	1.9
Patrick J. Guarino	21,119		*
Timothy Foufas	19,119		*
Donald H. Hunter	7,092		*
Manjit Kalha	8,399		*
Antonio Visconti	3,115		*
R. LaDuane Clifton	31,292	(5)	1.2
Patti A. Smith	—		—
Gregory P. Anderson(6)	13,641	(7)	*
James L. Williams(6)	—		—
All executive officers and directors as a group (11 persons)	595,486	(8)	20.3

* Less than 1% of outstanding shares.
(1)	The applicable percentage of ownership for each beneficial owner is based on 2,616,485 shares of common stock outstanding as of March 27, 2015. Shares of common stock issuable upon exercise of options, warrants or other rights beneficially owned that are exercisable within 60 days are deemed outstanding for the purpose of computing the percentage ownership of the person holding such securities and rights and all executive officers and directors as a group.
(2)	Includes (i) 247,861 shares of common stock owned directly by Mario J. Gabelli; (ii) 96,756 shares owned by MJG-IV Limited Partnership, of which Mr. Gabelli is the general partner and has an approximate 5% interest; and (iii) 120,800 shares owned by GGCP, Inc., of which Mr. Gabelli is the chief executive officer, a director and controlling shareholder. Mr. Gabelli disclaims beneficial ownership of the shares owned by MJG-IV Limited Partnership and GGCP, Inc., except to the extent of his pecuniary interest therein. Mr. Gabelli's business address is 401 Theodore Fremd Avenue, Rye, New York 10580-1430. This disclosure is based solely on information in a Statement of Changes in Beneficial Ownership on Form 4 filed by Mr. Gabelli with the SEC on December 31, 2014.
(3)	Includes (i) 21,403 shares of common stock owned directly by Marc Gabelli; (ii) 25,000 shares issuable upon the exercise of options held by Mr. Gabelli; and (iii) 350,902 shares held by Venator Merchant Fund, L.P. ("Venator Fund"). Venator Global, LLC ("Venator Global"), which is the sole general partner of Venator Fund, may be deemed to beneficially own the securities owned by Venator Fund. Mr. Gabelli, who is the President and Sole Member of Venator Global, may be deemed to beneficially own the securities owned by Venator Fund. Mr. Gabelli disclaims beneficial ownership of the securities owned by Venator Fund, except to the extent of his pecuniary interest therein.
(4)	Includes 5,084 shares of common stock and 45,000 shares issuable upon the exercise of options.
(5)	Includes 7,435 shares of common stock and 23,857 shares issuable upon the exercise of options.
(6)  Mr. Anderson resigned from all of his positions with the Company and its subsidiaries on May 21, 2014, and Mr. Williams resigned from all of his positions with the Company and its subsidiaries on May 27, 2014.
(7)	Includes 13,641 shares of common stock.
(8)	Includes 457,309 shares of common stock and 138,177 shares issuable upon the exercise of options.

Equity Compensation Plan Information
The following table provides information as of December 31, 2014, about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	218,667	$9.98	263,316
Equity compensation plans not approved by security holders	—	—	—
Total	218,667	$9.98	263,316

(1)   The 2001 Equity Incentive Plan was originally approved by our stockholders on May 2, 2002, an amendment to the 2001 Equity Incentive Plan was approved by our stockholders on May 26, 2005, and the 2001 Equity Incentive Plan was terminated pursuant to a Board resolution on August 4, 2011.  No additional shares of common stock are authorized for issuance under the 2001 Equity Incentive Plan.  Options to purchase 62,000 shares of common stock issued under the 2001 Equity Incentive Plan were outstanding as of December 31, 2014.  The 2011 Incentive Plan was approved by our stockholders on August 4, 2011. 500,000 shares of common stock are authorized for issuance under the 2011 Incentive Plan.  Options to purchase 156,667 shares of common stock issued under the 2011 Incentive Plan were outstanding as of December 31, 2014.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Transactions with Related Persons, Promoters and Certain Control Persons
Except as noted below, since January 1, 2013, there have been no transactions that are required to be described under Item 404(a) of Regulation S-K promulgated by the SEC.  All transactions between us and any of our officers, directors, director nominees, principal stockholders or their immediate family members are to be approved by the Audit Committee, and are to be on terms no less favorable to us than we could obtain from unaffiliated third parties.  Such policy and procedures are set forth in a resolution of the Board.

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
Item 14.                 Principal Accountant Fees and Services.
Fees Billed During Fiscal 2014 and 2013
Audit Fees
Aggregate audit fees for the years ended December 31, 2014 and 2013, were $196,000 and $224,000, respectively, and include fees billed by McGladrey LLP as the Company's independent registered public accounting firm for the years ended December 31, 2014 and 2013. Audit fees include services relating to auditing the Company's annual financial statements, reviewing the Company's financial statements included in the Company's quarterly reports on Form 10-Q, and procedures performed in connection with registration statements.
Audit-Related Fees
McGladrey LLP did not render any audit-related services during 2014 or 2013.
Tax Fees
McGladrey LLP did not render any tax services during 2014 or 2013.
All Other Fees
McGladrey LLP did not render any other services during 2014 or 2013.
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
All services performed by our independent registered public accounting firm were pre-approved by the Audit Committee.

PART IV
Item 15.	Exhibits and Financial Statement Schedules
(a)List of documents filed as part of this report:
1.Financial Statements:
‒	Report of Independent Registered Public Accounting Firm
‒	Consolidated Balance Sheets: December 31, 2014 and 2013
‒	Consolidated Statements of Operations: Years ended December 31, 2014 and 2013
‒	Consolidated Statements of Comprehensive Loss: Years ended December 31, 2014 and 2013
‒	Consolidated Statements of Stockholders' Equity: Years ended December 31, 2014 and 2013
‒	Consolidated Statements of Cash Flows: Years ended December 31, 2014 and 2013
‒	Notes to Consolidated Financial Statements
2.                    Financial Statement Schedules:
               None
3.                    Exhibit Index
               The following is a list of exhibits filed as part of this Form 10-K:
Exhibit No.	Description
2.1
Asset Purchase Agreement, dated as of January 31, 2014, made by and between M-tron Industries, Inc. and Trilithic, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 10-Q filed with the SEC on May 15, 2014).

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

10.1	The LGL Group, Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K filed with the SEC on April 1, 1996).

Exhibit No.	Description
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

10.10
Employment Agreement, effective as of November 2, 2013, by and between The LGL Group, Inc. and Greg Anderson (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on October 7, 2013).

10.11
Agreement and Release, dated May 27, 2014, by and between Gregory P. Anderson and The LGL Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 28, 2014).

10.12
Agreement and Release, dated May 27, 2014, by and between James L. Williams and The LGL Group, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 28, 2014).

10.13
Master Loan Agreement, dated as of June 30, 2011, by and among M-tron Industries, Inc., Piezo Technology, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 7, 2011).

10.14
First Amendment to Master Loan Agreement, dated as of June 28, 2012, by and between M-tron Industries, Inc., Piezo Technology, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 2, 2012).

Exhibit No.	Description
10.15
Second Amendment to Master Loan Agreement, dated as of September 28, 2012, by and between M-tron Industries, Inc., Piezo Technology, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 4, 2012).

10.16
Third Amendment to Master Loan Agreement, dated as of September 19, 2013, by and among M-tron Industries, Inc., Piezo Technology, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 23, 2013).

10.17
Form of Revolving Loan Note, by M-tron Industries, Inc. and Piezo Technology, Inc. for the benefit of JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on October 4, 2012).

10.18
Promissory Note (Term Loan), dated as of June 30, 2011, by and among M-tron Industries, Inc., Piezo Technology, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on July 7, 2011).

10.19
Second Renewal Revolving Promissory Note, dated as of June 30, 2013, by and among M-tron Industries, Inc., Piezo Technology, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 2, 2013)

10.20
Assignment of Deposit Agreement, dated May 15, 2012, by and among M-tron Industries, Inc., Piezo Technology, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on July 7, 2011).

10.21
Registration Rights Agreement, dated as of September 19, 2013, by and between the Company and Venator Merchant Fund L.P. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 19, 2013).

10.22
Loan Agreement, dated as of September 30, 2014, by and between M-tron Industries, Inc. and City National Bank of Florida (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 2, 2014).

10.23
Revolving Promissory Note, dated as of September 30, 2014, by and between M-tron Industries, Inc. and City National Bank of Florida (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on October 2, 2014).

10.24
Cash Collateral Agreement, dated as of September 30, 2014, by and between M-tron Industries, Inc. and City National Bank of Florida (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on October 2, 2014).

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
THE LGL GROUP, INC.

March 31, 2015	By:	/s/ Michael J. Ferrantino
Michael J. Ferrantino, Sr.
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
SIGNATURE	CAPACITY	DATE

/s/ Michael J. Ferrantino, Sr	President and Chief Executive Officer	March 31, 2015
MICHAEL J. FERRANTINO, SR.	(Principal Executive Officer)
/s/ R. LaDuane Clifton	Chief Financial Officer	March 31, 2015
R. LADUANE CLIFTON	(Principal Financial Officer)
/s/ Patti A. Smith	Director of Financial Reporting and Human Resources	March 31, 2015
PATTI A. SMITH	(Principal Accounting Officer)
/s/ Marc J. Gabelli	Chairman of the Board of Directors	March 31, 2015
MARC J. GABELLI	(Non-Executive)
/s/ Patrick J. Guarino	Director	March 31, 2015
PATRICK J. GUARINO
/s/ Timothy Foufas	Director	March 31, 2015
TIMOTHY FOUFAS
/s/ Donald H. Hunter	Director	March 31, 2015
DONALD H. HUNTER
/s/ Manjit Kalha	Director	March 31, 2015
MANJIT KALHA
/s/ Antonio Visconti	Director	March 31, 2015
ANTONIO VISCONTI

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
The LGL Group, Inc.

We have audited the accompanying consolidated balance sheets of The LGL Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The LGL Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Orlando, Florida
March 31, 2015

THE LGL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 31,
ASSETS	2014	2013
Current Assets:
Cash and cash equivalents (Note A)	$5,192	$7,183
Restricted cash (Note C)	-	1,500
Accounts receivable, less allowances of $43 and $42, respectively (Note A)	3,266	3,237
Inventories, net (Notes A and B)	4,198	4,629
Prepaid expenses and other current assets	278	405
Total Current Assets	12,934	16,954
Property, Plant and Equipment (Note A)
Land	633	633
Buildings and improvements	3,922	3,908
Machinery and equipment	16,314	15,980
Gross property, plant and equipment	20,869	20,521
Less: accumulated depreciation	(17,322)	(16,535)
Net property, plant, and equipment	3,547	3,986
Intangible assets, net	528	76
Other assets	253	247
Total Assets	$17,262	$21,263

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Note payable to bank	$—	$1,181
Accounts payable	1,719	1,978
Accrued compensation and commissions expense	681	992
Accrued warranty expenses	242	22
Other accrued expenses	383	335
Total Current Liabilities	3,025	4,508
Commitments and Contingencies (Notes C and J)	—	—
Stockholders' Equity
Common stock, $0.01 par value - 10,000,000 shares authorized; 2,696,201 shares issued and 2,616,485 shares outstanding at December 31, 2014, and 2,674,448 shares issued and 2,594,784 shares outstanding at December 31, 2013	27	27
Additional paid-in capital	28,901	28,593
Accumulated deficit	(14,163)	(11,338)
Treasury stock, 79,716 and 79,664 shares held in treasury at cost at December 31, 2014 and 2013, respectively	(572)	(572)
Accumulated other comprehensive income	44	45
Total Stockholders' Equity	14,237	16,755
Total Liabilities and Stockholders' Equity	$17,262	$21,263

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2014	2013
REVENUES	$23,013	$26,201
Costs and expenses:
Manufacturing cost of sales	16,685	19,374
Engineering, selling and administrative	8,692	10,343
Restructuring charges (Note M)	465	648
OPERATING LOSS	(2,829)	(4,164)
Other income (expense):
Interest expense, net	(26)	(43)
Other income (expense), net	26	(64)
Total Other Income (Expense)	—	(107)
LOSS BEFORE INCOME TAXES	(2,829)	(4,271)
Income tax benefit (provision) (Note F)	4	(3,948)

NET LOSS	$(2,825)	$(8,219)

Weighted average number of shares used in basic and diluted EPS calculation	2,595,988	2,595,362
BASIC AND DILUTED NET LOSS PER COMMON SHARE (Note A)	$(1.09)	$(3.17)

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands)

	Years Ended December 31,
	2014	2013
NET LOSS	$(2,825)	$(8,219)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities, net	(1)	17
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(1)	17
COMPREHENSIVE LOSS	$(2,826)	$(8,202)

See accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in Thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2012	2,597,605	$26	$28,084	$(3,119)	$(405)	$28	$24,614
Net loss	—	—	—	(8,219)	—	—	(8,219)
Other comprehensive income	—	—	—	—	—	17	17
Stock-based compensation	26,400	1	574	—	—	—	575
Warrant dividend issuance costs	—	—	(65)	—	—	—	(65)
Purchase of common stock for treasury	(29,221)	—	—	—	(167)	—	(167)
Balance at December 31, 2013	2,594,784	27	28,593	(11,338)	(572)	45	16,755
Net loss	—	—	—	(2,825)	—	—	(2,825)
Other comprehensive income	—	—	—	—	—	(1)	(1)
Stock-based compensation	21,701	—	308	—	—	—	308
Balance at December 31, 2014	2,616,485	$27	$28,901	$(14,163)	$(572)	$44	$14,237

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years Ended December 31,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(2,825)	$(8,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	821	913
Amortization of finite-lived intangible assets	101	77
Impairment of property, plant and equipment	—	228
Write-down of note receivable	—	11
Stock-based compensation	308	575
Deferred income tax provision	—	3,922
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(29)	1,113
Decrease in inventories, net	523	720
Decrease in other assets	104	341
Decrease in trade accounts payable, accrued compensation and commissions expense and other accrued liabilities	(302)	(345)
Net cash used in operating activities	(1,299)	(664)

INVESTING ACTIVITIES
Capital expenditures	(263)	(448)
Asset acquisition	(748)	—
Proceeds from disposal of property, plant and equipment	—	28
Net cash used in investing activities	(1,011)	(420)

FINANCING ACTIVITIES
Net repayments on note payable to bank	(1,181)	(68)
Increase in restricted cash	1,500	—
Purchase of treasury stock	—	(167)
Warrant dividend issuance costs	—	(65)
Principal payments of long-term debt	—	(58)
Net cash provided by (used in) financing activities	319	(358)

Decrease in cash and cash equivalents	(1,991)	(1,442)
Cash and cash equivalents at beginning of year	7,183	8,625
Cash and cash equivalents at end of year	$5,192	$7,183

Supplemental Disclosure:
Cash paid for interest	$32	$36
Cash paid for income taxes	$—	$21

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

As of December 31,2014, the subsidiaries of the Company are as follows:

Owned By The LGL Group, Inc.
M-tron Industries, Inc.	100.0%
M-tron Industries, Ltd.	99.9%
Piezo Technology, Inc.	100.0%
Piezo Technology India Private Ltd.	99.0%
M-tron Asia, LLC	100.0%
M-tron Services, Ltd.	100.0%
Lynch Systems, Inc.	100.0%

The Company operates through its principal subsidiary, M-tron Industries, Inc., which includes the operations of M-tron Industries, Ltd. ("Mtron") and Piezo Technology, Inc. ("PTI"). The combined operations of Mtron and PTI and their subsidiaries are referred to herein as "MtronPTI."  MtronPTI has operations in Orlando, Florida, Yankton, South Dakota, and Noida, India.  MtronPTI also has sales offices in Sacramento, California and Hong Kong.
During 2007, the Company sold the operating assets of Lynch Systems, Inc., a subsidiary of the Company, to an unrelated party.
On January 31, 2014, MtronPTI entered into an asset purchase agreement with Trilithic, Inc. ("Trilithic"), pursuant to which it acquired certain of Trilithic's filter product line assets for net cash consideration of $700,000.  The acquired assets include intellectual property and equipment for Trilithic's fixed and tunable frequency filter products used in cellular, military and other wireless applications. See "Intangible Assets" below. The Company expects this investment will continue to strengthen and differentiate MtronPTI's high reliability radio frequency and microwave portfolio, providing increased service to clients in the Aerospace and Defense ("Aero/Defense"), and Internet Communications Technology ("ICT") market segments.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and entities for which it has control.  Material intercompany transactions and accounts have been eliminated in consolidation.

Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. During fiscal 2014, the Company concluded that it was appropriate to reclassify accrued warranty expense to its own line item on the consolidated balance sheets. Previously, it had been classified as other accrued expenses. This change in classification does not affect previously reported Consolidated Statements of Cash Flows, or Consolidated Statements of Operations for any period.

For fiscal 2013, $76,000 of intangible assets were previously classified as other assets, net.
Uses of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.
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
The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  Estimates are based on historical collection experience, current trends, credit policy and the relationship between accounts receivable and revenues.  In determining these estimates, the Company examines historical write-offs of its receivables and reviews each customer's account to identify any specific customer collection issues.  If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances might be required.  The Company's failure to estimate accurately the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on its business, financial condition and results of operations.
Inventories

Inventories are valued at the lower of cost or market value using the FIFO (first-in, first-out) method.
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

Depreciation expense from operations was approximately $821,000 for 2014 and $913,000 for 2014.

On July 28, 2011, the Company sold certain real property located in Bainbridge, Georgia for $322,610, paid in the form of a promissory note, dated August 1, 2011, in the principal amount of $322,610, bearing interest at a rate of 7% per annum, with all interest and principal due and payable on August 1, 2013.

In July 2013, the Company entered into an Amended and Restated Promissory Note with Bbridge Holdings, LLC, for $237,612, with an initial maturity date of July 28, 2016, and an interest rate of 3.25%. If not paid sooner, interest and principal are due on maturity.  The promissory note is secured by a certain portion of the remaining Bainbridge property, a portion of which was leased long term during 2013. Bbridge Holdings, LLC used a portion of the lease proceeds to pay down a portion of the original note.

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

Intangible Assets
Intangible assets are recorded at cost less accumulated amortization.  Amortization is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range up to 10 years.  The intangible assets consist of intellectual property and goodwill.  The net carrying value of the amortizable intangible assets was $488,000 and $36,000 as of December 31, 2014 and 2013, respectively.  Goodwill, which is not amortizable, was $40,000 as of December 31, 2014 and 2013.

The estimated aggregate amortization expense for intangible assets, excluding goodwill, for each of the remaining years of the estimated useful life is as follows (in thousands):

2015	$54
2016	54
2017	54
2018	54
2019	54
Thereafter	218
Total	$488

Revenue Recognition
The Company recognizes revenue from the sale of its products in accordance with the criteria in Accounting Standards Codification ("ASC") 605, Revenue Recognition, which are:
·	persuasive evidence that an arrangement exists;
·	delivery has occurred;
·	the seller's price to the buyer is fixed and determinable; and
·	collectability is reasonably assured.

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
The Company recognizes revenue related to transactions with a right of return and/or authorized price protection provisions when the following conditions are met:
·	seller's price to the buyer is fixed or determinable at the date of sale;
·	buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product;
·	buyer's obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product;
·	buyer acquiring the product for resale has economic substance apart from that provided by the seller;
·	seller does not have obligations for future performance; and
·	the amount of future returns can be reasonably estimated.
Shipping Costs

Amounts billed to customers related to shipping and handling are classified as revenue, and the Company's shipping and handling costs are included in manufacturing cost of sales.
Research and Development Costs

Research and development costs are charged to operations as incurred.  Such costs were $2,166,000 in 2014 compared with $2,285,000 in 2013, and are included within engineering, selling and administrative expenses.

Advertising Expense

Advertising costs are charged to operations as incurred.  Such costs were $92,000 in 2014, compared with $90,000 in 2013, and are included within engineering, selling and administrative expenses.

Stock-Based Compensation
The Company measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the cost over the requisite service period, typically the vesting period.
The Company estimates the fair value of stock options on the grant date using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. There is no expected dividend rate. Historical Company information was the basis for the expected volatility assumption as the Company believes that the historical volatility over the life of the option is indicative of expected volatility in the future. The risk-free interest rate is based on the U.S. Treasury zero-coupon rates with a remaining term equal to the expected term of the option. The Company also estimates forfeitures at the time of grant and revises, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on past history of actual performance, forfeiture rates ranging from zero percent to 10 percent have been assumed for the years ended December 31, 2014 and 2013.

Restricted stock awards are made at a value equal to the market price of the Company's common stock on the date of the grant.
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

For the years ended December 31, 2014 and 2013, there were options to purchase 218,667 shares and 177,861 shares, respectively, of common stock that were excluded from the diluted earnings per share computation because the impact of the assumed exercise of such stock options would have been anti-dilutive, based on the fact that their exercise price exceeded the market price of the common stock as of December 31, 2014 and 2013.

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
Concentration Risk
In 2014, MtronPTI's largest customer, an electronics contract manufacturing company, accounted for $2,522,000, or 11.0% of the Company's total revenues, compared to $2,840,000, or 10.8%, in 2013.

A significant portion of MtronPTI's accounts receivable is concentrated with a relatively small number of customers.  As of December 31, 2014, three of MtronPTI's largest customers accounted for approximately $1,035,000 of accounts receivable, or 31.3% compared to approximately $905,000, or 27.6% at the end of 2013.  The increase in concentration of accounts receivable results primarily from an increase in sales to these major customers. The Company carefully evaluates the creditworthiness of its customers in deciding to extend credit, and utilizes letters of credit to further limit credit risk for export sales.  As a result of these policies, the Company has experienced very low historical bad debt expense and believes the related risk to be minimal.
At various times throughout the year and at December 31, 2014, some deposits held at financial institutions were in excess of federally insured limits.  The Company has not experienced any losses related to these balances and believes the related risk to be minimal.
Segment Information
The Company reports segment information in accordance with ASC 280, Segment Information ("ASC 280").  ASC 280 requires companies to report financial and descriptive information for each operating segment based on management's internal organizational decision-making structure.  See Note K, "Segment Information" for the detailed presentation of the Company's business segment.

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
Foreign Currency Translation

The assets and liabilities of international operations are re-measured at the exchange rates in effect at the balance sheet date for monetary assets and liabilities and at historical rates for non-monetary assets and liabilities, with the related re-measurement gains or losses reported within the consolidated statement of operations. The results of international operations are re-measured at the monthly average exchange rates. The Company's foreign subsidiaries and respective operations' functional currency is the U.S. dollar.  The Company has determined this based upon the majority of transactions with customers as well as inter-company transactions and parental support being based in U.S. dollars.  The Company has recognized a re-measurement loss of $44,000 in 2014, and a re-measurement loss of $86,000 in 2013, which is included within other income, net in the consolidated statements of operations.

Restructuring Charges
The Company accounts for restructuring activities in accordance with ASC 420, Exit or Disposal Cost Obligations. Under the guidance for the cost of restructuring activities that do not constitute a discontinued operation, the liability for the current fair value of expected future costs associated with such restructuring activity shall be recognized in the period in which the liability is incurred. The Company segregates the costs of restructuring activities taken pursuant to a management approved restructuring plan. On October 17, 2013, the Company's management initiated a restructuring plan to restore sustainable profitability and to improve its competitive position as a niche design and manufacturing company of highly-engineered electronics components and subsystems within a dynamic market environment. Expenses related to this plan have resulted in a charge of approximately $465,000 and $648,000, for the years ended December 31, 2014 and 2013, respectively. For additional information see Note M. "Restructuring Charges."

Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We have not completed our evaluation of this new guidance to determine its impact on our financial statements, financial disclosures and our method of adoption.
In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our financial statements or financial disclosures.

B.  Inventories

The Company reduces the value of its inventories to market value when the market value is believed to be less than the cost of the item.  The inventory reserve for obsolescence as of December 31, 2014 and December 31, 2013 was $2,802,000 and $2,586,000, respectively.

	December 31,
	2014	2013
	(in thousands)
Raw materials	$1,588	$1,834
Work in process	1,572	1,490
Finished goods	1,038	1,305
Total Inventories, net	$4,198	$4,629

C.     Note Payable to Bank
	December 31,
	2014	2013
Note Payable:	(in thousands)
MtronPTI revolving loan with JPMorgan Chase Bank, N.A.	$—	$1,181

On August 29, 2014, MtronPTI paid off and terminated its loan agreement with JPMorgan Chase Bank, N.A. dated June 30, 2011 (the "Chase Loan Agreement"), which provided for a $1.5 million revolving line of credit.The obligations under the Chase Loan Agreement were secured by a $1.5 million cash collateral deposit and by a general lien on all of MtronPTI's assets, both of which have been released. The Chase Loan Agreement was scheduled to expire on September 30, 2014.
On September 30, 2014, MtronPTI entered into a Loan Agreement, dated as of September 30, 2014 (the "CNB Loan Agreement"), with City National Bank of Florida ("City National").  The CNB Loan Agreement provides for a revolving line of credit in the amount of $3.0 million (the "CNB Revolver"), which bears interest at a variable rate equal to 30-day LIBOR plus 200 basis points to be set on the first day of each month.  Under the terms of the CNB Loan Agreement and the CNB Revolving Promissory Note (as defined below), MtronPTI may borrow under the CNB Revolver until September 30, 2016, unless the term of the CNB Revolving Promissory Note is extended.

The Company's obligations under the CNB Loan Agreement are secured only by cash collateral and do not require any other liens.  The CNB Loan Agreement provides that MtronPTI will pay City National a fee equal to 0.75% per year on the daily unused amount of the CNB Revolving Promissory Note. In connection with the CNB Loan Agreement, MtronPTI also entered into a Cash Collateral Agreement with City National (the "CNB Cash Collateral Agreement) and delivered a Revolving Promissory Note in the principal amount of $3,000,000 to City National (the "CNB Revolving Promissory Note").  The CNB Cash Collateral Agreement provides that City National will hold cash collateral equal to any amounts outstanding under the CNB Revolver in a non-interest bearing deposit account.  Provided that MtronPTI is not in default of any of its obligations under the CNB Loan Agreement, CNB Revolving Promissory Note or the CNB Cash Collateral Agreement, the funds deposited by MtronPTI under the CNB Cash Collateral Agreement are restricted only to the extent of the outstanding principal amount under the CNB Revolver.  As of December 31, 2014, there was no balance outstanding under the CNB Revolver and no associated restricted cash.
The CNB Loan Agreement, the CNB Revolving Promissory Note and the CNB Cash Collateral Agreement provide for customary events of default including but not limited to payment defaults, breach of other obligations under the CNB Loan Agreement, the CNB Revolving Promissory Note and the CNB Cash Collateral Agreement, bankruptcy or insolvency, material default with respect to any obligation owed to City National and default with respect to other material indebtedness.

D.  Related Party Transactions
At December 31, 2014 and December 31, 2013, approximately $4,089,000 and $5,589,000, respectively, was invested in United States Treasury money market funds managed by a related entity (the "Fund Manager") which is related through a common director.  One of the Company's directors, who is also a 10% stockholder, currently serves as a director and executive officer of the Fund Manager. The fund transactions in 2014 and 2013 were directed solely at the discretion of Company management.

E.  Stock-Based Compensation
On August 4, 2011, the Company's stockholders approved the 2011 Incentive Plan. 500,000 shares of common stock are authorized for issuance under the 2011 Incentive Plan. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price 10% above the market price of the Company's stock at the date of grant; those option awards generally have 5-year contractual terms and generally vest over three years. Restricted stock awards are granted at a value equal to the market price of the Company's common stock on the date of grant.
The following table summarizes the inputs to the option valuation model for the options granted during the years ended December 31, 2014 and 2013:
	2014	2013
Expected volatility	44% – 54%	66%
Dividend rate	0%	0%
Expected term (in years)	3.00 – 3.55	3.45
Risk-free rate	0.36% – 1.05%	0.38%
Forfeiture rate	0% – 10%	5%

The Company bases expected volatility on the weighted average historical stock volatility of the Company's common stock. There is no dividend rate. The expected term utilizes historical data to estimate the period of time that the options are expected to remain unexercised. The Company bases risk-free rates on the U.S. Treasury zero-coupon rates with a remaining term equal to the expected term of the option. The Company also estimates forfeitures at the time of grant and revises, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2014 as well as activity during the year then ended:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	177,861	$15.33	2.1	—
Granted during 2014	110,482	4.97	4.4	—
Exercised during 2014	—	—	—	—
Forfeited during 2014	(69,676)	5.18	2.5	—
Expired during 2014	—	—	—	—
Outstanding at December 31, 2014	218,667	$9.98	3.2	$—
Exercisable at December 31, 2014	133,565	$12.94	2.6	$—

The weighted-average grant-date fair value of options granted during the years 2014 and 2013 was $4.47 and $2.33, respectively.

The following table summarizes information about the Company's nonvested stock awards as of December 31, 2014,  as well as activity during the year then ended:

	Number of Stock Awards	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	11,988	$6.74
Granted during 2014	21,805	3.21
Vested during 2014	(27,418)	3.96
Forfeited during 2014	(104)	6.44
Unvested at December 31, 2014	6,271	$6.64

As of December 31, 2014, there was approximately $117,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2011 Incentive Plan and 2001 Equity Incentive Plan. That cost is to be recognized over a weighted average period of 1.7 years. The total fair value of shares vested during the year ended December 31, 2014, was approximately $97,000.

The 2011 Incentive Plan had 263,316 shares remaining available for future issuance at December 31, 2014.

F.  Income Taxes

Income tax (benefit) provision for the years ended December 31, 2014 and 2014 is as follows:

	2014	2013
	(in thousands)
Current:
Federal	$—	$—
State and local	5	3
Foreign	(9)	23
Total Current	(4)	26

Deferred:
Federal	(985)	(1,463)
State and local	(381)	(51)
Foreign	8	(225)
Total before change in valuation allowance	(1,358)	(1,739)
Change in valuation allowance	1,358	5,661
Net Deferred	-	3,922
	$(4)	$3,948

A reconciliation of the (benefit) provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes:

	2014	2013
	(in thousands)
Tax provision at expected statutory rate	$(962)	$(1,452)
State taxes, net of federal benefit	(57)	(38)
Permanent differences	(5)	25
Credits	(56)	(184)
Foreign tax expense, and other	(282)	(64)
Change in valuation allowance	1,358	5,661
(Benefit) provision for income taxes	$(4)	$3,948

Loss before income taxes from domestic operations was ($2,832,000) and ($2,872,000) in 2014 and 2013, respectively.  Income (loss) before income taxes from foreign operations was $4,000 and ($1,399,000) in 2014 and 2013, respectively.  At December 31, 2014, U.S. income taxes benefit have been provided on approximately ($47,000) of losses of the Company's foreign subsidiaries, because these losses are not considered to be indefinitely reinvested.  As of December 31, 2014, earnings of non-U.S. subsidiaries considered to be indefinitely reinvested totaled $509,000.  No provision for U.S. income taxes has been provided thereon.  Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. taxes, reduced by any foreign tax credits available.  It is not practicable to estimate the amount of additional tax that might be payable on this undistributed foreign income.
The Company has a total federal net operating loss ("NOL") carry-forward of $9,471,000 as of December 31, 2014.  This NOL carry-forward expires through 2034 if not utilized prior to that date. The Company has total state NOL carry-forwards of $21,780,000 as of December 31, 2014.  These NOL carry-forwards expire through 2034 if not utilized prior to that date. The Company has research and development tax credit carry-forwards of approximately $1,285,000 at December 31, 2014, that can be used to reduce future income tax liabilities and expire principally between 2020 and 2034.  The Company has foreign tax credit carry-forwards of approximately $359,000 at December 31, 2014, that are available to reduce future U.S. income tax liabilities subject to certain limitations.  These foreign tax credit carry-forwards expire at various times between 2018 and 2020. Additionally, the Company has federal alternative minimum tax ("AMT") credits of approximately $111,000 at December 31, 2014, that are available to offset future federal tax liabilities, and have no expiration.

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

Deferred income taxes for 2014 and 2013 were provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.  Tax effects of temporary differences and carry-forwards at December 31, 2014 and 2013, are as follows:

	December 31, 2014		December 31, 2013
	Deferred Tax		Deferred Tax
	Asset	Liability	Asset	Liability
	(in thousands)
Inventory reserve	$1,151	$—	$996	$—
Fixed assets	—	285	—	375
Other reserves and accruals	109	—	90	—
Stock-based compensation	367	—	295	—
Undistributed foreign earnings	—	86	—	14
Other	1	75	—	75
Tax credit carry-forwards	1,755	—	1,648	—
Federal tax loss carry-forwards	3,220	—	2,586	—
State tax loss carry-forwards	901	—	541	—
Foreign tax loss carry-forwards	268	—	276	—
Total deferred income taxes	7,772	$446	6,432	$464
Valuation allowance	(7,326)		(5,968)
Net deferred tax assets	$—		$—

At December 31, 2014, the net deferred tax assets of $0 presented in the Company's balance sheet comprises deferred tax assets of $446,000, offset by deferred tax liabilities of $446,000. At December 31, 2013, the net deferred tax assets of $0 presented in the Company's balance sheet comprises deferred tax assets of $464,000, offset by deferred tax liabilities of $464,000.
The Company will recognize any interest and penalties related to unrecognized tax positions in income tax expense.  At the date of adoption of ASC 740, the Company did not have a liability for unrecognized tax positions.  In addition, the Company did not record any increases or decreases to its liability for unrecognized tax positions during the years ended December 31, 2014 or 2013.  Accordingly, the Company has not accrued for any interest and penalties as of December 31, 2014 or 2013.  The Company does not anticipate any change in its liability for unrecognized tax positions over the next fiscal year.
The Company files income tax returns in the U.S. Federal, various state, Hong Kong and India jurisdictions. The statute of limitations for assessment by the Internal Revenue Service ("IRS") and state tax authorities is open for tax years ended December 31, 2011, 2012 and 2013, although carry-forward attributes that were generated prior to tax year 2011, including net operating loss carry-forwards and tax credits, may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period.  The Company is generally subject to examinations by foreign tax authorities from 2008 to the present.

G.  Stockholders' Equity
On August 29, 2011, the Board authorized the Company to repurchase up to 100,000 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized and available for repurchase under the Company's existing share repurchase program to 540,000 shares, at such times, amounts and prices as the Company shall deem appropriate. As of December 31, 2014, the Company had repurchased a total of 79,664 shares of common stock at a cost of $572,000, which shares are currently held in treasury.
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
H.  Fair Value Measurements
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
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total December 31, 2014
Equity securities	$60	$—	$—	$60
U.S. Treasury securities (cash equivalents)	$4,089	$—	$—	$4,089

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total December 31, 2013
Equity securities	$61	$—	$—	$61
U.S. Treasury securities (cash equivalents)	$5,589	$—	$—	$5,589

The Company also has assets that may be subject to measurement at fair value on a non-recurring basis, including goodwill and intangible assets, and other long-lived assets. The Company reviews goodwill annually and the carrying value of long-lived assets whenever events and circumstances indicate that the carrying amounts of the assets may not be recoverable. If it is determined that the assets are impaired, the carrying value would be reduced to estimated fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total December 31, 2013	Total Losses
Long-lived assets disposed of	$—	$—	$—	$—	$(249)

In December 2013, long-lived assets with a carrying amount of $249,000 were written off in connection with the Company's restructuring plan. For additional information see Note M. "Restructuring Charges."

I.  Employee Benefit Plans
The Company offers a defined contribution plan for eligible employees, in which the Company makes discretionary contributions up to 50% of the first 6% of eligible compensation contributed by participants. The Company contributed approximately $116,000 and $135,000 for contributions during 2014 and 2013, respectively. Participants vest in employer contributions starting after their second year of service at 20% increments vesting 100% in year six.

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
Rent Expense
Rent expense under operating leases was $295,000 and $377,000 for the years ended December 31, 2014 and 2013, respectively. The Company leases certain property and equipment, including warehousing, and sales and distribution equipment, under operating leases that extend from one to two years.  Certain of these leases have renewal options.

K.  Segment Information
The Company has one reportable business segment from operations:  electronic components, which include all products manufactured and sold by MtronPTI. The Company's foreign operations in Hong Kong and India exist under MtronPTI.
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

	Years Ended December 31,
	2014	2013
	(in thousands)
Revenues from Operations
Electronic components – USA	$13,556	$13,797
Electronic components – Foreign	9,457	12,404
Total consolidated revenues	$23,013	26,201

Operating Loss from Operations
Electronic components	$(1,392)	$(2,480)
Unallocated corporate expense	(1,437)	(1,684)
Consolidated total operating loss	(2,829)	(4,164)
Interest expense, net	(26)	(43)
Other income (expense), net	26	(64)
Other loss	—	(107)

Loss Before Income Taxes	$(2,829)	$(4,271)

Capital Expenditures
Electronic components	$1,006	$448
General corporate	5	—
Total capital expenditures	$1,011	$448

Total Assets
Electronic components	$9,641	$16,053
General corporate	7,621	5,210
Consolidated total assets	$17,262	$21,263

L.  Foreign Revenues
For years ended December 31, 2014 and 2013, significant foreign revenues from operations (10 % or more of foreign sales) were as follows:

	Years Ended December 31,
	2014	2013
	(in thousands)

Malaysia	$3,018	$4,079
China	2,604	3,504
Hong Kong	604	1,448
All other foreign countries	3,231	3,373
Total foreign revenues	$9,457	$12,404

The Company allocates its foreign revenue based on the customer's ship-to location.

M.  Restructuring Charges
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
As a result of these realignment activities, the Company incurred restructuring charges during the year ended December 31, 2014, of $465,000.  These restructuring charges consisted of approximately $395,000 of employee separation costs and $70,000 of other office closure-related costs.  The charges for employee separation costs consisted of severance pay and other benefits. The costs related to these restructuring activities were recorded in the consolidated statements of operations as restructuring charges.

A reconciliation of the Company's restructuring liability, included as a component of other accrued expenses, is as follows:
	Employee Related	Other	Total
Ending balance, December 31, 2013	$19,000	$51,000	$70,000
Plus: Additional expenses	395,000	70,000	465,000
Less: Cash payments	(410,000)	(108,000)	(518,000)
Ending balance, December 31, 2014	$4,000	$13,000	$17,000

EXHIBIT INDEX
Exhibit No.	Description
2.1
Asset Purchase Agreement, dated as of January 31, 2014, made by and between M-tron Industries, Inc. and Trilithic, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 10-Q filed with the SEC on May 15, 2014).

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

Exhibit No.	Description
10.10
Employment Agreement, effective as of November 2, 2013, by and between The LGL Group, Inc. and Greg Anderson (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on October 7, 2013).

10.11
Agreement and Release, dated May 27, 2014, by and between Gregory P. Anderson and The LGL Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 28, 2014).

10.12
Agreement and Release, dated May 27, 2014, by and between James L. Williams and The LGL Group, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 28, 2014).

10.13
Master Loan Agreement, dated as of June 30, 2011, by and among M-tron Industries, Inc., Piezo Technology, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 7, 2011).

10.14
First Amendment to Master Loan Agreement, dated as of June 28, 2012, by and between M-tron Industries, Inc., Piezo Technology, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 2, 2012).

10.15
Second Amendment to Master Loan Agreement, dated as of September 28, 2012, by and between M-tron Industries, Inc., Piezo Technology, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 4, 2012).

10.16
Third Amendment to Master Loan Agreement, dated as of September 19, 2013, by and among M-tron Industries, Inc., Piezo Technology, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 23, 2013).

10.17
Form of Revolving Loan Note, by M-tron Industries, Inc. and Piezo Technology, Inc. for the benefit of JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on October 4, 2012).

10.18
Promissory Note (Term Loan), dated as of June 30, 2011, by and among M-tron Industries, Inc., Piezo Technology, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on July 7, 2011).

10.19
Second Renewal Revolving Promissory Note, dated as of June 30, 2013, by and among M-tron Industries, Inc., Piezo Technology, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 2, 2013)

10.20
Assignment of Deposit Agreement, dated May 15, 2012, by and among M-tron Industries, Inc., Piezo Technology, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on July 7, 2011).

10.21
Registration Rights Agreement, dated as of September 19, 2013, by and between the Company and Venator Merchant Fund L.P. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 19, 2013).

Exhibit No.	Description
10.22
Loan Agreement, dated as of September 30, 2014, by and between M-tron Industries, Inc. and City National Bank of Florida (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 2, 2014).

10.23
Revolving Promissory Note, dated as of September 30, 2014, by and between M-tron Industries, Inc. and City National Bank of Florida (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on October 2, 2014).

10.24
Cash Collateral Agreement, dated as of September 30, 2014, by and between M-tron Industries, Inc. and City National Bank of Florida (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on October 2, 2014).

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