Form 10-Q
period 2015-03-31
LGL GROUP INC
filed 2015-05-14
CIK 61004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2015
Common Stock, $0.01 par value	2,653,781

INDEX

THE LGL GROUP, INC.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets:	1
	– As of March 31, 2015
	– As of December 31, 2014
	Condensed Consolidated Statements of Operations:	2
	– Three months ended March 31, 2015 and 2014
	Condensed Consolidated Statements of Comprehensive Loss:	3
	– Three months ended March 31, 2015 and 2014
	Condensed Consolidated Statement of Stockholders' Equity:	4
	–Three months ended March 31, 2015
	Condensed Consolidated Statements of Cash Flows:	5
	– Three months ended March 31, 2015 and 2014
	Notes to Condensed Consolidated Financial Statements:	6
Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	16
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Mine Safety Disclosures	17
Item 5.	Other Information	17
Item 6.	Exhibits	18
SIGNATURES		19

PART I
FINANCIAL INFORMATION
Item 1.                  Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in Thousands)
ASSETS	March 31, 2015 (unaudited)	December 31, 2014
Current Assets:
Cash and cash equivalents	$5,048	$5,192
Accounts receivable, less allowances of $47 and $43, respectively	3,152	3,266
Inventories, net (Note C)	4,030	4,198
Prepaid expenses and other current assets	317	278
Total Current Assets	12,547	12,934
Property, Plant and Equipment:
Land	633	633
Buildings and improvements	3,922	3,922
Machinery and equipment	16,570	16,314
Gross property, plant and equipment	21,125	20,869
Less: accumulated depreciation	(17,524)	(17,322)
Net property, plant, and equipment	3,601	3,547
Intangible assets, net (Note D)	515	528
Other assets, net	250	253
Total Assets	$16,913	$17,262

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	1,548	1,719
Accrued compensation and commissions expense	733	681
Accrued warranty expense	213	242
Other accrued expenses	334	383
Total Current liabilities	2,828	3,025
Commitments and Contingencies (Note K)
Stockholders' Equity
Common stock, $0.01 par value - 10,000,000 shares authorized; 2,696,149 shares issued and 2,616,485 shares outanding at March 31, 2015 and 2,696,201 shares issued and 2,616,485 shares outstanding at December 31, 2014	27	27
Additional paid-in capital	28,914	28,901
Accumulated deficit	(14,341)	(14,163)
Treasury stock: 79,664 and 79,716 shares held in treasury at cost at March 31, 2015 and December 31, 2014, respectively	(572)	(572)
Accumulated other comprehensive income	57	44
Total Stockholders' Equity	14,085	14,237
Total Liabilities and Stockholders' Equity	16,913	$17,262

See Accompanying Notes to Condensed Consolidated Financial Statements.

 THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

 (Dollars in Thousands, Except Per Share Amounts)
	Three Months Ended March 31,
	2015	2014
REVENUES	$5,404	$6,131
Costs and Expenses:
Manufacturing cost of sales	3,605	4,535
Engineering, selling and administrative	1,960	2,410
OPERATING LOSS	(161)	(814)
Other (Expense) Income:
Interest expense, net	(5)	(8)
Other (expense) income, net	(12)	13
Total Other (Expense)Income	(17)	5
LOSS BEFORE INCOME TAXES	(178)	(809)
Income tax benefit	—	—

NET LOSS	$(178)	$(809)

Weighted average number of shares used in basic and diluted EPS calculation	2,616,485	2,594,784
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.07)	$(0.31)

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS - UNAUDITED

(Dollars in Thousands)

	Three Months Ended March 31,
	2015	2014
NET LOSS	$(178)	$(809)
Other Comprehensive (Loss) Income:
Unrealized gain (loss) on available-for-sale securities, net of taxes	13	(4)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	13	(4)
COMPREHENSIVE LOSS	$(165)	$(813)

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED

 (Dollars in Thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2014	2,616,485	$27	$28,901	$(14,163)	$(572)	$44	$14,237
Net loss	—	—	—	(178)	—	—	(178)
Other comprehensive income	—	—	—	—	—	13	13
Stock-based compensation		—	13	—	—	—	13
Balance at March 31, 2015	2,616,485	$27	$28,914	$(14,341)	$(572)	$57	$14,085

See Accompanying Notes to Condensed Consolidated Financial Statements.

 THE LGL GROUP, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

 (Dollars in Thousands)

	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(178)	$(809)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	202	211
Amortization of finite-lived intangible assets	26	24
Stock-based compensation	13	90
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	114	(534)
Decrease in inventories, net	168	342
(Increase (decrease) in other assets	(36)	90
(Decrease) increase in trade accounts payable, accrued compensation and commissions expense, accrued warranty expense and other accrued liabilities	(197)	46
Net cash provided by (used in) operating activities	112	(540)

INVESTING ACTIVITIES
Asset acquisition	(256)	(12)
Asset acquisition	-	(748)
Net cash used in investing activities	(256)	(760)

FINANCING ACTIVITIES
Net borrowing on note payable to bank	-	214
Net cash provided by financing activities	-	214

Decrease in cash and cash equivalents	(144)	(1,086)
Cash and cash equivalents at beginning of period	5,192	7,183
Cash and cash equivalents at end of period	$5,048	$6,097

Supplemental Disclosure:
Cash paid for interest	$-	$10
Cash paid for income taxes	$5	$7

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.	Subsidiaries of the Registrant

The LGL Group, Inc. (together with its subsidiaries, the "Company"), incorporated in 1928 under the laws of the State of Indiana and reincorporated under the laws of the State of Delaware in 2007, is a holding company with subsidiaries engaged in the design and manufacture of highly-engineered, high reliability frequency and spectrum control products.

As of March 31, 2015, the subsidiaries of the Company are as follows:

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

B.            Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

This interim information should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014.

C.            Inventories

Inventories are stated at the lower of actual cost (determined using the first-in, first-out method), or market (estimated realizable value), with adjustment being recorded in the reserve for obsolescence, which was $2,881,000 and $2,802,000 as of March 31, 2015 and December 31, 2014, respectively.

Inventories are comprised of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Raw materials	$1,393	$1,588
Work in process	1,542	1,572
Finished goods	1,095	1,038
Total Inventories, net	$4,030	$4,198

D.            Intangible Assets

Intangible assets are recorded at cost less accumulated amortization. Amortization is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range up to 10 years. The intangible assets consist of intellectual property and goodwill. The net carrying value of the amortizable intangible assets was $475,000 and $488,000 as of March 31, 2015 and December 31, 2014, respectively. Goodwill, which is not amortizable, was $40,000 as of March 31, 2015 and December 31, 2014.

The estimated aggregate amortization expense for each of the five succeeding years and thereafter is as follows (in thousands):

2015	$40
2016	54
2017	54
2018	54
2019	54
Thereafter	219
Total	$475

E.	Stock-Based Compensation

The Company estimates the fair value of stock options on the grant date using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. There is no expected dividend rate. Historical Company information was the basis for the expected volatility assumption. The fair value of grants was calculated using historical volatility as the Company believes that the historical volatility over the life of the option is indicative of expected volatility in the future. The risk-free interest rate is based on the U.S. Treasury zero-coupon rates with a remaining term equal to the expected term of the option. Accounting Standards Codification ("ASC") 718, Stock Compensation, also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based upon past history of actual performance, forfeiture rates ranging from zero percent to ten percent have been assumed for options granted. Restricted stock awards are granted at a value equal to the market price of our common stock on the date of the grant.

On March 12, 2015, the Board of Directors granted a total of 32,000 options to purchase shares of the Company's common stock to members of executive management. These stock options have an exercise price of $4.15, a five-year life expiring on March 12, 2020, and vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date. These stock options have a grant date fair value of $1.03 per option.

There were no restricted stock awards granted during the three months ended March 31, 2015.

Compensation expense related to share-based compensation is recognized over the applicable vesting periods. As of March 31, 2015, there was approximately $108,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements.

F.            Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share ("ASC 260").  Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per share adjusts basic loss per share for the effects of stock options, non-participating restricted common stock, and other potentially dilutive financial instruments, only in the periods in which the effects are dilutive.  Shares of restricted stock granted to members of the Board of Directors as a portion of their director fees are deemed to be participating as defined by ASC 260 and therefore are included in the computation of basic loss per share.

Unexercised stock options to purchase 203,450 shares and 200,559 shares of the Company's common stock for the three months ended March 31, 2015 and 2014, respectively, were excluded from the diluted loss per share computation because the impact of the assumed exercise of such stock options would have been anti-dilutive during the respective periods.

G.            Stockholders' Equity

On August 29, 2011, the Board authorized the Company to repurchase up to 100,000 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized and available for repurchase under the Company's existing share repurchase program to 540,000 shares, at such times, amounts and prices as the Company shall deem appropriate. As of March 31, 2015, the Company had repurchased a total of 79,664 shares of common stock at a cost of $572,000, which shares are currently held in treasury.

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

Fair Value Hierarchy

The three levels of inputs that may be used to measure fair value are as follows:

Level 1.                          Quoted prices in active markets for identical assets and liabilities.

Level 2.                          Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in less active markets, or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities. Level 2 inputs also include non-binding market consensus prices that can be corroborated with observable market data, as well as quoted prices that were adjusted for security-specific restrictions.

Level 3.                          Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities. Level 3 inputs also include non-binding market consensus prices or non-binding broker quotes that we were unable to corroborate with observable market data.

The following is a summary of valuation techniques utilized by the Company for its significant financial and non-financial assets and liabilities as of March 31, 2015 and December 31, 2014:

Assets

To estimate the fair value of its equity and U.S. Treasury securities, the Company obtains current market pricing from quoted market sources or uses pricing for identical securities. Assets measured at fair value on a recurring basis are summarized below (in thousands).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total March 31, 2015
Equity securities	$73	$—	$—	$73
U.S. Treasury securities (cash equivalents)	$4,089	$—	$—	$4,089

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total December 31, 2014
Equity securities	$60	$—	$—	$60
U.S. Treasury securities (cash equivalents)	$4,089	$—	$—	$4,089

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

I.            Foreign Revenues

For the three months ended March 31, 2015 and 2014, significant foreign revenues from operations (10% or more of foreign sales) were as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Significant Foreign Revenues:
Malaysia	$598	$798
China	235	851
All other foreign countries	623	968
Total foreign revenues	$1,456	$2,617

The Company allocates its foreign revenue based on the customer's ship-to location.

J.            Income Taxes

The Company has a total federal net operating loss ("NOL") carry-forward of $9,471,000 as of December 31, 2014. This NOL carry-forward expires through 2034 if not utilized prior to that date. The Company has total state NOL carry-forwards of $21,780,000 as of December 31, 2014. These NOL carry-forwards expire through 2034 if not utilized prior to that date. The Company has research and development tax credit carry-forwards of approximately $1,285,000 at December 31, 2014, that can be used to reduce future U.S. income tax liabilities and expire principally between 2020 and 2034. The Company has foreign tax credit carry-forwards of approximately $359,000 at December 31, 2014, that are available to reduce future U.S. income tax liabilities subject to certain limitations. These foreign tax credit carry-forwards expire at various times between 2018 and 2020. Additionally, the Company has federal alternative minimum tax ("AMT") credits of approximately $111,000 at December 31, 2014, that are available to offset future U.S. federal tax liabilities, and have no expiration.

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

At March 31, 2015 and December 31, 2014, approximately $4,089,000 was invested in United States Treasury money market funds managed by a related entity (the "Fund Manager") which is related through a common director. One of the Company's directors, who is also a 10% stockholder, currently serves as a director and executive officer of the Fund Manager. The fund transactions during the three months ended March 31, 2015 and for the year ended December 31, 2014, were directed solely at the discretion of Company management.

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

Examples of forward-looking statements include, but are not limited to, statements regarding efforts to grow revenue, expectations regarding fulfillment of backlog, future benefits to operating margins and the adequacy of cash resources.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2015. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will in fact be accurate. Further, we do not undertake any obligation to publicly update any forward-looking statements. As a result, you should not place undue reliance on these forward-looking statements.

Results of Operations

Three months ended March 31, 2015, compared to three months ended March 31, 2014

Consolidated Revenues and Gross Margin

Consolidated revenues decreased by $727,000, or 11.9%, to $5,404,000, for the quarter ended March 31, 2015, from $6,131,000 for the comparable period in 2014. The decrease was primarily due to price compression and reduced demand from existing customers in the Internet Communications Technology ("ICT") market segment, and to a lesser degree, reduced demand from existing customers within the Aerospace and Defense ("Aero/Defense") market segment.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues increased to 33.3% from 26.0% for the quarter ended March 31, 2015, compared to the same period in 2014. The increase was primarily due to a favorable product mix and continued margin improvement initiatives.

As of March 31, 2015, the Company's order backlog was $8,681,000, which was a decrease of 1.3% compared to the backlog as of December 31, 2014, which was $8,792,000. The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent, which MtronPTI has determined are firm orders and likely to proceed.  Although backlog represents only firm orders that are considered likely to be fulfilled within the 12 months following receipt of the order, cancellations or scope adjustments may and do occur.

Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any. The Company expects to fill its entire backlog within the next 12 months, but cannot provide assurances as to what portion of the order backlog will be fulfilled in a given year.

Operating Loss

Operating loss of ($161,000) for the three months ended March 31, 2015, improved by $653,000 compared to an operating loss of ($814,000) for the comparable period in 2014. The improvement in operating loss was due to a 7.3 percentage point, or $203,000, increase in gross margin, and a decrease in engineering, selling and administrative expenses of $450,000 as a result of our restructuring plan completed in 2014 that realigned sales, general and administrative activities and customer support operations across all of our locations in an effort to gain efficiencies.

Stock-Based Compensation

Stock-based compensation expense was $13,000 and $90,000 for the three months ended March 31, 2015 and 2014, respectively. Compensation expense related to stock-based compensation is recognized over the applicable vesting periods. As of March 31, 2015, there was approximately $108,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements.

On March 12, 2015, the Board of Directors granted a total of 32,000 options to purchase shares of the Company's common stock to members of executive management. These stock options have an exercise price of $4.15, a five-year life expiring on March 12, 2020, and vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date. These stock options have a grant date fair value of $1.03 per option.

Other (Expense) Income, Net

Other (expense) income, net was ($12,000) for the three months ended March 31, 2015, compared to $13,000 for the three months ended March 31, 2014. The current period reflects approximately $15,000 of other expenses, partially offset by foreign currency transaction gains. The prior year period represents $13,000 of foreign currency transaction gains.

Income Taxes

The Company did not record a tax provision or tax benefit for the three months ended March 31, 2015 and 2014.

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

Net Loss

Net loss for the three months ended March 31, 2015, was ($178,000) compared to a net loss of ($809,000) for the comparable period in 2014. The improvement in net loss was due to a 7.3 percentage point increase in gross margin and a decrease in engineering, selling and administrative expenses of $450,000 as a result of our restructuring plan completed in 2014 that realigned sales, general and administrative activities and customer support operations across all of our locations in an effort to gain efficiencies. Basic and diluted net loss per share for the three month periods ended March 31, 2015 and 2014, was ($0.07) and ($0.31), respectively.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $144,000, to $5,048,000 at March 31, 2015 from $5,192,000 at December 31, 2014. Cash provided by operating activities was $112,000 for the three months ended March 31, 2015, compared to cash used in operating activities of ($540,000) for the same period in 2014.  The $652,000 improvement was attributable to a $631,000 reduction in year over year net losses and a $105,000 increase in working capital; offset partially by, a reduction in non-cash charges included in income of $84,000.

Cash used in investing activities for the three months ended March 31, 2015 and 2014 was ($256,000) and ($760,000), respectively. The decrease was primarily due to our January 31, 2014 acquisition of certain of Trilithic, Inc.'s filter product line assets for cash consideration of $700,000, partially offset by an increase in current period capital expenditures of ($244,000).

Cash provided by financing activities was $0 for the three months ended March 31, 2015, compared with $214,000 for the comparable period in 2014. The change was due to net borrowings of $214,000 during the comparable period in 2014.

At March 31, 2015, the Company's consolidated working capital was $9,719,000, compared to $9,909,000 at December 31, 2014. At March 31, 2015, the Company had current assets of $12,547,000, current liabilities of $2,828,000 and a ratio of current assets to current liabilities of 4.44 to 1.00. At December 31, 2014, the Company had current assets of $12,934,000, current liabilities of $3,025,000 and a ratio of current assets to current liabilities of 4.28 to 1.00. Management continues to focus on efficiently managing working capital requirements to match operating activity levels.

On September 30, 2014, MtronPTI entered into a Loan Agreement (the "CNB Loan Agreement"), with City National Bank of Florida ("City National").  The CNB Loan Agreement provides for a revolving line of credit in the amount of $3.0 million (the "CNB Revolver"), which bears interest at a variable rate equal to 30-day LIBOR plus 200 basis points to be set on the first day of each month.  Under the terms of the CNB Loan Agreement and the CNB Revolving Promissory Note (as defined below), MtronPTI may borrow under the CNB Revolver until September 30, 2016, unless the term of the CNB Revolving Promissory Note is extended.

The Company's obligations under the CNB Loan Agreement are secured only by cash collateral and do not require any other liens.  The CNB Loan Agreement provides that MtronPTI will pay City National a fee equal to 0.75% per year on the daily unused amount of the CNB Revolving Promissory Note. In connection with the CNB Loan Agreement, MtronPTI also entered into a Cash Collateral Agreement with City National (the "CNB Cash Collateral Agreement") and delivered a Revolving Promissory Note in the principal amount of $3.0 million to City National (the "CNB Revolving Promissory Note").  The CNB Cash Collateral Agreement provides that MtronPTI will hold cash collateral equal to any amounts outstanding under the CNB Revolver in a non-interest bearing deposit account with City National.  Provided that MtronPTI is not in default of any of its obligations under the CNB Loan Agreement, the CNB Revolving Promissory Note or the CNB Cash Collateral Agreement, the funds collateralizing the CNB Revolver are restricted only to the extent of the outstanding principal amount under the CNB Revolver.  As of March 31, 2015 and December 31, 2014, there was no balance outstanding under the CNB Revolver and no associated restricted cash.

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

Revenue Recognition

The Company recognizes revenue from the sale of its products in accordance with the criteria in ASC 605, Revenue Recognition, which are:

‒	Persuasive evidence that an arrangement exists;
‒	Delivery has occurred;
‒	The seller's price to the buyer is fixed and determinable; and
‒	Collectability is reasonably assured.
The Company meets these conditions upon shipment because title and risk of loss passes to the customer at that time. However, the Company offers a limited right of return and/or authorized price protection provisions in its agreements with certain electronic component distributors who resell the Company's products to original equipment manufacturers or electronic manufacturing services companies. As a result, the Company estimates and records a reserve for future returns and other charges against revenue at the time of shipment consistent with the terms of sale. The reserve is estimated based on historical experience with each respective distributor. The amount of the reserve at March 31, 2015, is not material to the financial statements.

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

Inventory Valuation

Inventories are stated at the lower of cost using the FIFO (first-in, first-out) method and market value.

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

The Company estimates the fair value of stock options on the grant date using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. There is no expected dividend rate. Historical Company information was the basis for the expected volatility assumption as the Company believes that the historical volatility over the life of the option is indicative of expected volatility in the future. The risk-free interest rate is based on the U.S. Treasury zero-coupon rates with a remaining term equal to the expected term of the option. The Company also estimates forfeitures at the time of grant and revises, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based upon past history of actual performance, forfeiture rates ranging from zero percent to ten percent have been assumed for options granted.

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

Item 4.                          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company's principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on their evaluation of the Company's disclosure controls and procedures, the Company's principal executive officer and principal financial officer, with the participation of the Company's management, have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2015, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2015, there were no changes in the Company's internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

THE LGL GROUP, INC.

Date: May 14, 2015	By:	/s/ Michael J. Ferrantino, Sr.
Michael J. Ferrantino, Sr.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2015	By:	/s/ Patti A. Smith
Patti A. Smith
Chief Financial Officer (Principal Financial and Accounting Officer)