Form 10-Q
period 2015-06-30
LGL GROUP INC
filed 2015-08-13
CIK 61004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2015
Common Stock, $0.01 par value	2,652,779

INDEX

THE LGL GROUP, INC.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets:	1
	– As of June 30, 2015
	– As of December 31, 2014
	Condensed Consolidated Statements of Operations:	2
	– Three and six months ended June 30, 2015 and 2014
	Condensed Consolidated Statements of Comprehensive Loss:	3
	– Three and six months ended June 30, 2015 and 2014
	Condensed Consolidated Statement of Stockholders' Equity:	4
	– Six months ended June 30, 2015
	Condensed Consolidated Statements of Cash Flows:	5
	– Six months ended June 30, 2015 and 2014
	Notes to Condensed Consolidated Financial Statements:	6
Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Mine Safety Disclosures	18
Item 5.	Other Information	18
Item 6.	Exhibits	19
SIGNATURES		20

PART I
FINANCIAL INFORMATION
Item 1.	Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in Thousands)
	June 30, 2015	December 31, 2014
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$5,431	$5,192
Accounts receivable, less allowances of $38 and $43, respectively	2,962	3,266
Inventories, net (Note C)	3,765	4,198
Prepaid expenses and other current assets	222	278
Total Current Assets	12,380	12,934
Property, Plant and Equipment:
Land	633	633
Buildings and improvements	3,928	3,922
Machinery and equipment	16,495	16,314
Gross property, plant and equipment	21,056	20,869
Less: accumulated depreciation	(17,640)	(17,322)
Net property, plant, and equipment	3,416	3,547
Intangible assets, net (Note D)	502	528
Other assets, net	249	253
Total Assets	$16,547	$17,262

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,115	$1,719
Accrued compensation and commissions expense	890	681
Accrued warranty expense	178	242
Other accrued expenses	380	383
Total Current Liabilities	2,563	3,025
Commitments and Contingencies (Note K)
Stockholders' Equity
Common stock, $0.01 par value - 10,000,000 shares authorized; 2,732,443 shares issued and 2,652,779 shares outanding at June 30, 2015 and 2,696,201 shares issued and 2,616,485 shares outstanding at December 31, 2014	27	27
Additional paid-in capital	29,028	28,901
Accumulated deficit	(14,542)	(14,163)
Treasury stock: 79,664 and 79,716 shares held in treasury at cost at June 30, 2015 and December 31, 2014, respectively	(572)	(572)
Accumulated other comprehensive income	43	44
Total Stockholders' Equity	13,984	14,237
Total Liabilities and Stockholders' Equity	$16,547	$17,262

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

REVENUES	$5,471	$5,850	$10,875	$11,981
Cost and Expenses:
Manufacturing cost of sales	3,683	4,485	7,288	9,020
Engineering, selling and administrative	2,121	2,246	4,081	4,656
Restructuring expense	—	397	—	397
OPERATING LOSS	(333)	(1,278)	(494)	(2,092)
Other Income (Expense):
Interest expense, net	(4)	(8)	(9)	(16)
Other income, net	147	17	135	30
Total Other Income (Expense)	143	9	126	14
LOSS BEFORE INCOME TAXES	(190)	(1,269)	(368)	(2,078)
Income tax provision	(11)	—	(11)	—
NET LOSS	$(201)	$(1,269)	$(379)	$(2,078)
Weighted average number of shares used in basic and diluted net loss per common share calculation	2,637,719	2,594,743	2,627,160	2,594,764
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.08)	$(0.49)	$(0.14)	$(0.80)

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS - UNAUDITED

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
NET LOSS	$(201)	$(1,269)	$(379)	$(2,078)
Other Comprehensive (Loss) Income:
Unrealized (loss) gain on available-for-sale securities, net of taxes	(14)	7	(1)	3
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(14)	7	(1)	3
COMPREHENSIVE LOSS	$(215)	$(1,262)	$(380)	$(2,075)

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED

(Dollars in Thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2014	2,616,485	$27	$28,901	$(14,163)	$(572)	$44	$14,237
Net loss	—	—	—	(379)	—	—	(379)
Other comprehensive loss	—	—	—	—	—	(1)	(1)
Stock-based compensation	36,294	—	187	—	—	—	187
Warrant dividend issuance costs	—	—	(60)	—	—	—	(60)
Balance at June 30, 2015	2,652,779	$27	$29,028	$(14,542)	$(572)	$43	$13,984

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

(Dollars in Thousands)

	Six Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(379)	$(2,078)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	400	421
Amortization of finite-lived intangible assets	35	52
Stock-based compensation	187	186
Gain on disposal of assets	(67)	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	304	(205)
Decrease in inventories, net	406	170
Decrease in other assets	50	95
Increase in accrued restructuring expense	—	280
(Decrease) increase in trade accounts payable, accrued compensation and commissions expense, accrued warranty expense and other accrued liabilities	(522)	503
Net cash provided by (used in) operating activities	414	(576)

INVESTING ACTIVITIES
Capital expenditures	(269)	(53)
Asset acquisition	—	(748)
Other	94	—
Net cash used in investing activities	(175)	(801)

FINANCING ACTIVITIES
Net borrowing on note payable to bank	—	319
Net cash provided by financing activities	—	319

Increase (decrease) in cash and cash equivalents	239	(1,058)
Cash and cash equivalents at beginning of period	5,192	7,183
Cash and cash equivalents at end of period	$5,431	$6,125

Supplemental Disclosure:
Cash paid for interest	$—	$21
Cash paid for income taxes	$5	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.	Subsidiaries of the Registrant

The LGL Group, Inc. (together with its subsidiaries, the "Company"), incorporated in 1928 under the laws of the State of Indiana and reincorporated under the laws of the State of Delaware in 2007, is a holding company with subsidiaries engaged in the design and manufacture of highly-engineered, high reliability frequency and spectrum control products.

As of June 30, 2015, the subsidiaries of the Company are as follows:
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

This interim information should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014.

C.	Inventories

Inventories are stated at the lower of actual cost (determined using the first-in, first-out method), or market (estimated realizable value), with adjustments being recorded in the reserve for obsolescence, which was $2,925,000 and $2,802,000 as of June 30, 2015 and December 31, 2014, respectively.

Inventories are comprised of the following (in thousands):

	June 30, 2015	December 31, 2014

Raw materials	$1,485	$1,588
Work in process	1,372	1,572
Finished goods	908	1,038
Total Inventories, net	$3,765	$4,198

D.	Intangible Assets

Intangible assets are recorded at cost less accumulated amortization. Amortization is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range up to 10 years. The intangible assets consist of intellectual property and goodwill. The net carrying value of the amortizable intangible assets was $462,000 and $488,000 as of June 30, 2015 and December 31, 2014, respectively. Goodwill, which is not amortizable, was $40,000 as of June 30, 2015 and December 31, 2014.

The estimated aggregate amortization expense for each of the five succeeding years and thereafter is as follows (in thousands):

2015	$27
2016	54
2017	54
2018	54
2019	54
Thereafter	219
Total	$462

E.	Stock-Based Compensation

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

On May 8, 2015, the Board of Directors granted 37,296 restricted shares of the Company's common stock to Michael J. Ferrantino, Sr., pursuant to the Company's 2011 Incentive Plan. These shares vested in full on the grant date. Total stock-based compensation expense for this grant was $160,000.

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

Compensation expense related to share-based compensation is recognized over the applicable vesting periods. As of June 30, 2015, there was approximately $73,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements.

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

Unexercised stock options to purchase 189,023 shares and 247,493 shares of the Company's common stock for the three and six months ended June 30, 2015 and 2014, respectively, were excluded from the diluted loss per share computation because the impact of the assumed exercise of such stock options would have been anti-dilutive during the respective periods.

G.	Stockholders' Equity

On August 29, 2011, the Board authorized the Company to repurchase up to 100,000 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized and available for repurchase under the Company's existing share repurchase program to 540,000 shares, at such times, amounts and prices as the Company shall deem appropriate. As of June 30, 2015, the Company had repurchased a total of 79,664 shares of common stock at a cost of $572,000, which shares are currently held in treasury.

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

The following is a summary of valuation techniques utilized by the Company for its significant financial and non-financial assets and liabilities as of June 30, 2015 and December 31, 2014:

Assets

To estimate the fair value of its equity and U.S. Treasury securities, the Company obtains current market pricing from quoted market sources or uses pricing for identical securities. Assets measured at fair value on a recurring basis are summarized below (in thousands).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total June 30, 2015
Equity securities	$59	$—	$—	$59
U.S. Treasury securities (cash equivalents)	$4,089	$—	$—	$4,089

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total December 31, 2014
Equity securities	$60	$—	$—	$60
U.S. Treasury securities (cash equivalents)	$4,089	$—	$—	$4,089

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

For the three and six months ended June 30, 2015 and 2014, significant foreign revenues from operations (10% or more of foreign sales) were as follows (in thousands):
	Three Months Ended June 30,
	2015	2014
Significant Foreign Revenues:
Malaysia	$700	$882
China	230	765
Thailand	206	145
Hong Kong	84	225
All other foreign countries	400	608
Total foreign revenues	$1,620	$2,625

	Six Months Ended June 30,
	2015	2014
Significant Foreign Revenues:
Malaysia	$1,298	$1,680
China	465	1,616
Thailand	330	326
All other foreign countries	983	1,620
Total foreign revenues	$3,076	$5,242

The Company allocates its foreign revenue based on the customer's ship-to location.

J.	Income Taxes

The Company has a total federal net operating loss ("NOL") carry-forward of $9,471,000 as of December 31, 2014. This NOL carry-forward expires through 2034 if not utilized prior to that date. The Company has total state NOL carry-forwards of $21,780,000 as of December 31, 2014. These NOL carry-forwards expire through 2034 if not utilized prior to that date. The Company has research and development tax credit carry-forwards of approximately $1,285,000 at December 31, 2014, that can be used to reduce future U.S. income tax liabilities and expire principally between 2020 and 2034. The Company has foreign tax credit carry-forwards of approximately $359,000 at December 31, 2014, that are available to reduce future U.S. income tax liabilities subject to certain limitations. These foreign tax credit carry-forwards expire at various times between 2018 and 2020. Additionally, the Company has federal alternative minimum tax (AMT) credits of approximately $111,000 at December 31, 2014, that are available to offset future U.S. federal tax liabilities, and have no expiration.

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

At June 30, 2015 and December 31, 2014, approximately $4,089,000 was invested in United States Treasury money market funds managed by a related entity (the "Fund Manager") which is related through a common director. One of the Company's directors, who is also a 10% stockholder, currently serves as a director and executive officer of the Fund Manager. The fund transactions during the six months ended June 30, 2015 and for the year ended December 31, 2014, were directed solely at the discretion of Company management.

Item 2.                          Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This interim information should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 31, 2015. Information included or incorporated by reference in this Quarterly Report on Form 10-Q may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different than the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.

Examples of forward-looking statements include, but are not limited to, statements regarding efforts to grow revenue, expectations regarding fulfillment of backlog, future benefits to operating margins and the adequacy of cash resources.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" in our Annual Report on Form 10-K, and as may updated in our subsequent Quarterly Reports on Form 10-Q. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will in fact be accurate. Further, we do not undertake any obligation to publicly update any forward-looking statements. As a result, you should not place undue reliance on these forward-looking statements.

Results of Operations

Three months ended June 30, 2015, compared to three months ended June 30, 2014

Consolidated Revenues, Gross Margin and Backlog

Consolidated revenues decreased by $379,000, or 6.5%, to $5,471,000, for the quarter ended June 30, 2014, from $5,850,000 for the comparable period in 2014. The decrease was primarily due to price compression and reduced demand from existing customers in the Internet Communications Technology ("ICT") market segment.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues increased to 32.7% from 23.3% for the three-month period ended June 30, 2015, compared to the same prior year period, which included an increase in accrued warranty expense of $344,000 related to two isolated product defects.  Excluding the increase in accrued warranty expense, the quarter over quarter improvement in gross margin was primarily due to a favorable product mix and continued margin improvement initiatives.

As of June 30, 2015, the Company's order backlog was $8,857,000, which was an increase of 2.0% compared to the backlog as of March 31, 2015, which was $8,681,000, and a decrease of 7.4% compared to the backlog as of June 30, 2014, which was $9,563,000.

Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any. The Company expects to fill its entire backlog within the next 12 months, but cannot provide assurances as to what portion of the order backlog will be fulfilled in a given year.

Operating Loss

Operating loss of ($333,000) for the three months ended June 30, 2015, improved by $945,000 compared to an operating loss of ($1,278,000) for the comparable period in 2014. The improvement in operating loss was due to a 9.4 percentage point, or $423,000 increase in gross margin, and a decrease in engineering, selling and administrative expenses of $125,000 resulting from our 2014 restructuring plan that realigned sales, general and administrative activities and customer support operations across all of our locations in an effort to gain efficiencies.

Stock-Based Compensation

Stock-based compensation expense was approximately $174,000 and $96,000 for the three months ended June 30, 2015 and 2014, respectively. Compensation expense related to stock-based compensation is recognized over the applicable vesting periods and included in engineering, selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. As of June 30, 2015, there was approximately $73,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements.

On May 8, 2015, the Board of Directors granted 37,296 restricted shares of the Company's common stock to Michael J. Ferrantino, Sr., pursuant to the Company's 2011 Incentive Plan. These shares vested in full on the grant date. Total stock-based compensation expense for this grant was $160,000.

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

Other Income, Net

Other income, net, was $147,000 for the three months ended June 30, 2015, which was an increase of $130,000, from $17,000 for the three months ended June 30, 2014. The current period reflects approximately $159,000 of net insurance proceeds received for damaged equipment and inventory, offset by foreign currency transaction gains. The prior year expense reflects foreign currency transaction gains.

Net Loss

Net loss for the three months ended June 30, 2015, was ($201,000) compared to a net loss of ($1,269,000) for the comparable period in 2014. The reduction in net loss was primarily due to a 9.4 percentage point increase in gross margin, a decrease in engineering, selling and administrative expenses of $125,000 as a result of our restructuring plan completed in 2014 that realigned sales, general and administrative activities and customer support operations across all of our locations in an effort to gain efficiencies, and an increase in other income, net. Basic and diluted net loss per share for the three month periods ended June 30, 2015 and 2014, was ($0.08) and ($0.49), respectively.

Six months ended June 30, 2015, compared to six months ended June 30, 2014

Consolidated Revenues, Gross Margin and Backlog

Consolidated revenues decreased by $1,106,000, or 9.2%, to $10,875,000 for the six-month period ended June 30, 2015, from $11,981,000 for the comparable period in 2014. The decrease was primarily due to price compression and reduced demand from existing customers in the ICT market segment.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues increased to 33.0% for the six-month period ended June 30, 2015, from 24.7% for the comparable period in 2014 which included an increase in accrued warranty expense of $344,000 related to two isolated product defects.  Excluding the increase in accrued warranty expense, the quarter over quarter improvement in gross margin was primarily due to a favorable product mix and continued margin improvement initiatives.

As of June 30, 2015, the Company's order backlog was $8,857,000, which was an increase of 0.7% compared to the backlog as of December 31, 2014, which was $8,793,000, and a decrease of 7.4% compared to the backlog as of June 30, 2014, which was $9,563,000.

Operating Loss

Operating loss of ($494,000) for the six months ended June 30, 2015, improved by $1,598,000 compared to an operating loss of ($2,092,000) for the comparable period in 2014. The improvement in operating loss was due to a 8.3 percentage point, or $626,000, increase in gross margin, and a decrease in engineering, selling and administrative expenses of $575,000 as a result of our restructuring plan completed in 2014 that realigned sales, general and administrative activities and customer support operations across all of our locations in an effort to gain efficiencies.

Stock-Based Compensation

Stock-based compensation expense was approximately $187,000  and $186,000 for the six months ended June 30, 2015 and 2014, respectively, and is included in engineering, selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

On May 8, 2015, the Board of Directors granted 37,296 restricted shares of the Company's common stock to Michael J. Ferrantino, Sr., pursuant to the Company's 2011 Incentive Plan. These shares vested in full on the grant date. Total stock-based compensation expense for this grant was $160,000.

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

Other Income, Net

Other income, net was $135,000 for the six months ended June 30, 2015, compared to $30,000 for the six months ended June 30, 2014. The current period reflects approximately $159,000 of net insurance proceeds received for damaged equipment and inventory, offset by foreign currency transaction gains. The prior year expense reflects foreign currency transaction gains.

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

Net Loss

Net loss for the six-month period ended June 30, 2015, was ($379,000) compared to ($2,078,000) for the comparable period in 2014. The improvement in net loss was primarily due to an 8.3 percentage point increase in gross margin and a decrease in engineering, selling and adminstrative expenses of $575,000 as a result of our restructuring plan completed in 2014 that realigned sales, general and administrative activities and customer support operations across all of our locations in an effort to gain efficiencies. Basic and diluted net loss per share for the three month periods ended June 30, 2015 and 2014, was ($0.14) and ($0.80), respectively.

Liquidity and Capital Resources

Cash and cash equivalents increased by $239,000, to $5,431,000 at June 30, 2015 from $5,192,000 at December 31, 2014.

Cash provided by operating activities was $414,000 for the six months ended June 30, 2015, compared to cash used in operating activities of ($576,000) for the same period in 2014. The $990,000 improvement was primarily attributable to a $1,699,000 reduction in year over year net losses; partially offset by a reduction in working capi adjustments and a $67,000 gain in 2015 related to the disposal of assets.

Cash used in investing activities for the six months ended June 30, 2015 and 2014 was ($175,000) and ($801,000), respectively. The improvement was primarily due to our January 31, 2014 acquisition of certain of Trilithic, Inc.'s filter product line assets for cash consideration of $700,000, partially offset by an increase in current period capital expenditures of ($216,000).

Cash provided by financing activities was $0 for the six months ended June 30, 2015, compared with $319,000 for the comparable period in 2014. The change was due to net borrowings of $319,000 during the comparable period in 2014.

At June 30, 2015, the Company's consolidated working capital was $9,817,000, compared to $9,909,000 at December 31, 2014. At June 30, 2015, the Company had current assets of $12,380,000, current liabilities of $2,563,000 and a ratio of current assets to current liabilities of 4.83 to 1.00. At December 31, 2014, the Company had current assets of $12,934,000, current liabilities of $3,025,000 and a ratio of current assets to current liabilities of 4.28 to 1.00. Management continues to focus on efficiently managing working capital requirements to match operating activity levels.

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

The Company's obligations under the CNB Loan Agreement are secured only by cash collateral and do not require any other liens. The CNB Loan Agreement provides that MtronPTI will pay City National a fee equal to 0.75% per year on the daily unused amount of the CNB Revolving Promissory Note. In connection with the CNB Loan Agreement, MtronPTI also entered into a Cash Collateral Agreement with City National (the "CNB Cash Collateral Agreement") and delivered a Revolving Promissory Note in the principal amount of $3.0 million to City National (the "CNB Revolving Promissory Note"). The CNB Cash Collateral Agreement provides that MtronPTI will hold cash collateral equal to any amounts outstanding under the CNB Revolver in a non-interest bearing deposit account with City National. Provided that MtronPTI is not in default of any of its obligations under the CNB Loan Agreement, the CNB Revolving Promissory Note or the CNB Cash Collateral Agreement, the funds collateralizing the CNB Revolver are restricted only to the extent of the outstanding principal amount under the CNB Revolver. As of June 30, 2015 and December 31, 2014, there was no balance outstanding under the CNB Revolver and no associated restricted cash.

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

Revenue Recognition

The Company recognizes revenue from the sale of its product in accordance with the criteria in ASC 605, Revenue Recognition, which are:

‒	Persuasive evidence that an arrangement exists;

‒	Delivery has occurred

‒	The seller's price to the buyer is fixed and determinable; and

‒	Collectability is reasonably assured.

The Company meets these conditions upon shipment because title and risk of loss passes to the customer at that time. However, the Company offers a limited right of return and/or authorized price protection provisions in its agreements with certain electronic component distributors who resell the Company's products to original equipment manufacturers or electronic manufacturing services companies. As a result, the Company estimates and records a reserve for future returns and other charges against revenue at the time of shipment consistent with the terms of sale. The reserve is estimated based on historical experience with each respective distributor. The amount of the reserve at June 30, 2015, is not material to the financial statements.

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

The Company maintains a reserve for inventory obsolescence based on estimated losses that result from inventory that becomes obsolete as of period end. In determining these estimates, the Company performs an analysis on demand and usage for each inventory item over historical time periods. Based on that analysis, the Company reserves a percentage of the inventory amount within each time period based on historical demand and usage patterns of specific items in inventory.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company's principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on their evaluation of the Company's disclosure controls and procedures, the Company's principal executive officer and principal financial officer, with the participation of the Company's management, have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2015, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2015, there were no changes in the Company's internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

THE LGL GROUP, INC.

Date: August 13, 2015	By:	/s/ Michael J. Ferrantino, Sr.
Michael J. Ferrantino, Sr.
Executive Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2015	By:	/s/ Patti A. Smith
Patti A. Smith
Chief Financial Officer (Principal Financial and Accounting Officer)