Form 10-Q
period 2015-09-30
LGL GROUP INC
filed 2015-11-13
CIK 61004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2015
Common Stock, $0.01 par value	2,652,779

INDEX

THE LGL GROUP, INC.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets:	1
	– As of September 30, 2015
	– As of December 31, 2014
	Condensed Consolidated Statements of Operations:	2
	– Three and nine months ended September 30, 2015 and 2014
	Condensed Consolidated Statements of Comprehensive Loss:	3
	– Three and nine months ended September 30, 2015 and 2014
	Condensed Consolidated Statement of Stockholders' Equity:	4
	– Nine months ended September 30, 2015
	Condensed Consolidated Statements of Cash Flows:	5
	– Nine months ended September 30, 2015 and 2014
	Notes to Condensed Consolidated Financial Statements:	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures	19
Item 5.	Other Information	19
Item 6.	Exhibits	19
SIGNATURES		20

PART I
FINANCIAL INFORMATION
Item 1.	Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(Dollars in Thousands)
	September 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$5,941	$5,192
Accounts receivable, less allowances of $38 and $43, respectively	2,201	3,266
Inventories, net (Note C)	3,747	4,198
Prepaid expenses and other current assets	217	278
Total Current Assets	12,106	12,934
Property, Plant and Equipment:
Land	633	633
Buildings and improvements	3,928	3,922
Machinery and equipment	16,590	16,314
Gross property, plant and equipment	21,151	20,869
Less: accumulated depreciation	(17,841)	(17,322)
Net property, plant, and equipment	3,310	3,547
Intangible assets, net (Note D)	488	528
Other assets, net	213	253
Total Assets	$16,117	$17,262

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,021	$1,719
Accrued compensation and commissions expense	814	681
Accrued warranty expense	146	242
Other accrued expenses	337	383
Total Current Liabilities	2,318	3,025
Commitments and Contingencies (Note K)
Stockholders' Equity
Common stock, $0.01 par value - 10,000,000 shares authorized; 2,732,443 shares issued and 2,652,779 shares outstanding at September 30, 2015 and 2,696,201 shares issued and 2,616,485 shares outstanding at December 31, 2014	27	27
Additional paid-in capital	29,042	28,901
Accumulated deficit	(14,737)	(14,163)
Treasury stock: 79,664 and 79,716 shares held in treasury at cost at September 30, 2015 and December 31, 2014, respectively	(572)	(572)
Accumulated other comprehensive income	39	44
Total Stockholders' Equity	13,799	14,237
Total Liabilities and Stockholders' Equity	$16,117	$17,262

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

REVENUES	$4,796	$5,581	$15,671	$17,562
Cost and Expenses:
Manufacturing cost of sales	3,209	3,849	10,497	12,869
Engineering, selling and administrative	1,741	2,094	5,822	6,750
Restructuring expense	—	47	—	444
OPERATING LOSS	(154)	(409)	(648)	(2,501)
Other Income (Expense):
Interest expense, net	(16)	(5)	(25)	(21)
Other (expense) income, net	(23)	(78)	112	(48)
Total Other Income (Expense)	(39)	(83)	87	(69)
LOSS BEFORE INCOME TAXES	(193)	(492)	(561)	(2,570)
Income tax provision	(2)	—	(13)	—
NET LOSS	$(195)	$(492)	$(574)	$(2,570)
Weighted average number of shares used in basic and diluted net loss per common share calculation	2,652,779	2,594,730	2,635,794	2,594,752
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.07)	$(0.19)	$(0.22)	$(0.99)

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS - UNAUDITED
(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
NET LOSS	$(195)	$(492)	$(574)	$(2,570)
Other Comprehensive (Loss) Income:
Unrealized loss on available-for-sale securities, net of taxes	(4)	(7)	(5)	(4)
TOTAL OTHER COMPREHENSIVE LOSS	(4)	(7)	(5)	(4)
COMPREHENSIVE LOSS	$(199)	$(499)	$(579)	$(2,574)

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED
(Dollars in Thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2014	2,616,485	$27	$28,901	$(14,163)	$(572)	$44	$14,237
Net loss	—	—	—	(574)	—	—	(574)
Other comprehensive loss	—	—	—	—	—	(5)	(5)
Stock-based compensation	36,294	—	201	—	—	—	201
Warrant dividend issuance costs	—	—	(60)	—	—	—	(60)
Balance at September 30, 2015	2,652,779	$27	$29,042	$(14,737)	$(572)	$39	$13,799

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

(Dollars in Thousands)

	Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(574)	$(2,570)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	607	621
Amortization of finite-lived intangible assets	51	83
Stock-based compensation	201	213
Impairment of note receivable	43	—
Gain on disposal of assets	(67)	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	1,065	(245)
Decrease in inventories, net	424	298
Decrease in other assets	42	88
(Decrease) increase in trade accounts payable, accrued compensation and commissions expense, accrued warranty expense and other accrued liabilities	(767)	418
Net cash provided by (used in) operating activities	1,025	(1,094)

INVESTING ACTIVITIES
Capital expenditures	(370)	(164)
Asset acquisition	—	(748)
Other	94	—
Net cash used in investing activities	(276)	(912)

FINANCING ACTIVITIES
Net repayments on note payable to bank	—	(1,181)
Restricted cash	—	1,500
Net cash provided by financing activities	—	319

Increase (decrease) in cash and cash equivalents	749	(1,687)
Cash and cash equivalents at beginning of period	5,192	7,183
Cash and cash equivalents at end of period	$5,941	$5,496

Supplemental Disclosure:
Cash paid for interest	$—	$32
Cash paid for income taxes	$11	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.	Subsidiaries of the Registrant

The LGL Group, Inc. (together with its subsidiaries, the "Company"), incorporated in 1928 under the laws of the State of Indiana and reincorporated under the laws of the State of Delaware in 2007, is a holding company with subsidiaries engaged in the design and manufacture of highly-engineered, high reliability frequency and spectrum control products.

As of September 30, 2015, the subsidiaries of the Company are as follows:
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

This interim information should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

C.	Inventories

Inventories are stated at the lower of actual cost (determined using the first-in, first-out method), or market (estimated realizable value), with adjustments being recorded in the reserve for obsolescence, which was $2,991,000 and $2,802,000 as of September 30, 2015 and December 31, 2014, respectively.

Inventories are comprised of the following (in thousands):

	September 30, 2015	December 31, 2014

Raw materials	$1,437	$1,588
Work in process	1,425	1,572
Finished goods	885	1,038
Total Inventories, net	$3,747	$4,198

D.	Intangible Assets

Intangible assets are recorded at cost less accumulated amortization. Amortization is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range up to 10 years. The intangible assets consist of intellectual property and goodwill. The net carrying value of the amortizable intangible assets was $448,000 and $488,000 as of September 30, 2015 and December 31, 2014, respectively. Goodwill, which is not amortizable, was $40,000 as of September 30, 2015 and December 31, 2014.

The estimated aggregate amortization expense for each of the five succeeding years and thereafter is as follows (in thousands):

2015	$13
2016	54
2017	54
2018	54
2019	54
Thereafter	219
Total	$448

E.	Stock-Based Compensation

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

Compensation expense related to share-based compensation is recognized over the applicable vesting periods. As of September 30, 2015, there was approximately $60 of total unrecognized compensation expense related to unvested share-based compensation arrangements.

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

Unexercised stock options to purchase 189,023 shares and 221,635 shares of the Company's common stock for the three and nine months ended September 30, 2015 and 2014, respectively, were excluded from the diluted loss per share computation because the impact of the assumed exercise of such stock options would have been anti-dilutive during the respective periods.

G.	Stockholders' Equity

On August 29, 2011, the Board authorized the Company to repurchase up to 100,000 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized and available for repurchase under the Company's existing share repurchase program to 540,000 shares, at such times, amounts and prices as the Company shall deem appropriate. As of September 30, 2015, the Company had repurchased a total of 79,664 shares of common stock at a cost of $572,000, which shares are currently held in treasury.

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

The following is a summary of valuation techniques utilized by the Company for its significant financial and non-financial assets and liabilities as of September 30, 2015 and December 31, 2014:

Assets

To estimate the fair value of its equity and U.S. Treasury securities, the Company obtains current market pricing from quoted market sources or uses pricing for identical securities. Assets measured at fair value on a recurring basis are summarized below (in thousands).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total September 30, 2015
Equity securities	$54	$—	$—	$54
U.S. Treasury securities (cash equivalents)	$4,089	$—	$—	$4,089

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total December 31, 2014
Equity securities	$60	$—	$—	$60
U.S. Treasury securities (cash equivalents)	$4,089	$—	$—	$4,089

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

For the three and nine months ended September 30, 2015 and 2014, significant foreign revenues from operations (10% or more of foreign sales) were as follows (in thousands):
	Three Months Ended September 30,
	2015	2014
Significant Foreign Revenues:
Malaysia	$451	$674
China	213	539
All other foreign countries	416	1,068
Total foreign revenues	$1,080	$2,281

	Nine Months Ended September 30,
	2015	2014
Significant Foreign Revenues:
Malaysia	$1,749	$2,354
China	678	2,155
All other foreign countries	1,729	3,014
Total foreign revenues	$4,156	$7,523

The Company allocates its foreign revenue based on the customer's ship-to location.

J.	Income Taxes

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

Based on the Company's assessment of the uncertainty surrounding the realization of the favorable U.S. tax attributes in future tax returns in accordance with the provisions of ASC 740, Income Taxes, the Company has determined that a full valuation allowance against its otherwise recognizable U.S. net deferred tax assets is required. The Company has recorded a full valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the ability to realize deferred tax assets in future years, the Company will adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.

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

At September 30, 2015 and December 31, 2014, approximately $4,089,000 was invested in United States Treasury money market funds managed by a related entity (the "Fund Manager") which is related through a common director. One of the Company's directors, who is also a 10% stockholder, currently serves as a director and executive officer of the Fund Manager. The fund transactions during the nine months ended September 30, 2015 and for the year ended December 31, 2014, were directed solely at the discretion of Company management.

Item 2.                          Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This interim information should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 31, 2015 (the "2014 Form 10-K"). Information included or incorporated by reference in this Quarterly Report on Form 10-Q may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different than the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.

Examples of forward-looking statements include, but are not limited to, statements regarding efforts to grow revenue, expectations regarding fulfillment of backlog, future benefits to operating margins and the adequacy of cash resources.  Actual events or results may differ materially from t)hose discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" in the 2014 Form 10-K, and as may updated in our subsequent Quarterly Reports on Form 10-Q. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will in fact be accurate. Further, we do not undertake any obligation to publicly update any forward-looking statements. As a result, you should not place undue reliance on these forward-looking statements.

Results of Operations

Three months ended September 30, 2015 compared to three months ended September 30, 2014

Consolidated Revenues, Gross Margin and Backlog

Consolidated revenues for the three months ended September 30, 2015 were $4,796,000, as compared to $5,581,000 for the three months ended September 30, 2014, a decrease of $785,000, or 14.1%. Price compression from offshore manufacturers has continued to reduce the number of economically feasible opportunities in the Internet Communications Technology ("ICT") segment. The Company has moved away from such low margin commodities business and focused on achieving revenue growth through the development of more complex products, particularly in the Aerospace and Defense ("Aero/Defense") market segment.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues increased to 33.1% from 31.0% for the three month period ended September 30, 2015, compared to the same prior year period. The quarter over quarter improvement in gross margin was primarily due to a favorable product mix and continued margin improvement initiatives. The favorable product mix is due to engineering investments the Company has made that have resulted in the development of more complex products that are producing higher margins.

Order backlog has remained consistent for the last four quarters. Order backlog as of September 30, 2015 was $8,783,000, as compared to the order backlog as of June 30, 2015, which was $8,857,000, and to the order backlog as of September 30, 2014, which was $8,693,000.

Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any. The Company expects to fill its entire backlog within the next 12 months, but cannot provide assurances as to what portion of the order backlog will be fulfilled in a given year.

Operating Loss

The Company had an operating loss of $154,000 for the three months ended September 30, 2015, compared to an operating loss of $409,000 for the comparable period in 2014. The improvement in operating loss was due to a 2.1 percentage point increase in gross margin, and a decrease in engineering, selling and administrative expenses of $353,000 resulting from our 2014 restructuring plan that realigned sales, general and administrative activities and customer support operations across all of our locations in an effort to gain efficiencies.

Stock-Based Compensation

Stock-based compensation expense was approximately $14,000 and $27,000 for the three months ended September 30, 2015 and 2014, respectively. Compensation expense related to stock-based compensation is recognized over the applicable vesting periods and included in engineering, selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. As of September 30, 2015, there was approximately $60,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements.

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

Other (Expense) Income, Net

For the three months ended September 30, 2015 other expense, net, was $23,000 compared to $78,000 for the three months ended September 30, 2014. The current period expense consists of foreign currency transaction losses. The prior year period consists of approximately $59,000 of expense related to a legal settlement and a net loss of approximately $28,000 realized on the disposal of assets, partially offset by foreign currency transaction gains.

Net Loss

Net loss for the three months ended September 30, 2015 was $195,000 compared to a net loss of $492,000 for the comparable period in 2014. The improvement in net loss was primarily due to a 2.1 percentage point increase in gross margin and a decrease in engineering, selling and administrative expenses of $353,000 resulting from the restructuring plan completed in 2014 that realigned sales, general and administrative activities and customer support operations across all locations in an effort to gain efficiencies. Basic and diluted net loss per share for the three month periods ended September 30, 2015 and 2014, was $0.07 and $0.19, respectively.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

Consolidated Revenues, Gross Margin and Backlog

For the nine months ended September 30, 2015 consolidated revenues were $15,671,000 as compared to $17,562,000 for the nine-month period ended September 30, 2014, a decrease of $1,891,000 or 10.8%. Price compression from offshore manufacturers has continued to reduce the number of economically feasible opportunities in the ICT segment. The Company has moved away from such low margin commodities business and focused on achieving revenue growth through the development of more complex products, particularly in the Aero/Defense market segment.
For the nine months ended September 30, 2015 consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues increased to 33.0% from 26.7% for the comparable period in 2014 primarily due to a favorable product mix and continued margin improvement initiatives. The favorable product mix is due to engineering investments the Company has made that have resulted in the development of more complex products that are producing higher margins. The gross margin in 2014 was also negatively impacted by an increase in warranty expense of $366,000 related to two isolated product defects.

Order backlog has remained consistent for the last four quarters. Order backlog as of September 30, 2015 was $8,783,000, as compared to the order backlog as of December 31, 2014, which was $8,793,000, and to the order backlog as of September 30, 2014, which was $8,693,000.

Operating Loss

The Company had an operating loss of $648,000 for the nine months ended September 30, 2015, compared to an operating loss of $2,501,000 for the comparable period in 2014, an improvement of $1,853,000. The improvement in operating loss was due to a 6.3 percentage point increase in gross margin, and a decrease in engineering, selling and administrative expenses of $928,000 as a result of the restructuring plan completed in 2014 that realigned sales, general and administrative activities and customer support operations across all of our locations in an effort to gain efficiencies. Operating loss for the nine months ended September 30, 2014, also included $444,000 of restructuring expense.

Stock-Based Compensation

Stock-based compensation expense was approximately $201,000  and $213,000 for the nine months ended September 30, 2015 and 2014, respectively, and is included in engineering, selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

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

Other (Expense) Income, Net

For the nine months ended September 30, 2015, other income, net was $112,000 compared to other expense, net of $48,000 for the nine months ended September 30, 2014. The current period consists of approximately $159,000 of net insurance proceeds received for damaged equipment and inventory, partially offset by foreign currency transaction gains. The prior year expense consists of foreign currency transaction losses.

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

Net Loss

For the nine-month period ended September 30, 2015, the Company had a net loss of $574,000 compared to a net loss of $2,570,000 for the comparable period in 2014. The improvement in net loss was primarily due to a 6.3 percentage point increase in gross margin and a decrease in engineering, selling and administrative expenses of $928,000 as a result of the restructuring plan completed in 2014 that realigned sales, general and administrative activities and customer support operations across all locations in an effort to gain efficiencies. Net loss for the nine months ended September 30, 2014, also included $444,000 of restructuring expense. Basic and diluted net loss per share for the nine month periods ended September 30, 2015 and 2014, was $0.22 and $0.99, respectively.

Liquidity and Capital Resources

Cash and cash equivalents increased by $749,000, to $5,941,000 at September 30, 2015, from $5,192,000 at December 31, 2014.

Cash provided by operating activities was $1,025,000 for the nine months ended September 30, 2015, compared to cash used in operating activities of $1,094,000 for the same period in 2014. The $2,119,000 improvement was primarily attributable to a $1,996,000 reduction in year over year net losses and a reduction in working capital adjustments.

Cash used in investing activities for the nine months ended September 30, 2015 and 2014 was $276,000 and $912,000, respectively. The decrease was primarily due to the January 31, 2014 acquisition of certain of Trilithic, Inc.'s filter product line assets for cash consideration, including acquisition costs, of $748,000, partially offset by an increase in current period capital expenditures of $206,000.

Cash provided by financing activities was $0 for the nine months ended Septebmber 30, 2015, compared with $319,000 for the comparable period in 2014. The change was due to net repayments on the note payable to our credit facility provider of $1,181,000 offset by a decrease in restricted cash during the comparable period in 2014.

As of September 30, 2015, the Company's consolidated working capital was $9,788,000 compared to $9,909,000 at December 31, 2014. As of September 30, 2015, the Company had current assets of $12,106,000, current liabilities of $2,318,000 and a ratio of current assets to current liabilities of 5.22 to 1.00. At December 31, 2014, the Company had current assets of $12,934,000, current liabilities of $3,025,000 and a ratio of current assets to current liabilities of 4.28 to 1.00. Management continues to focus on efficiently managing working capital requirements to match operating activity levels.

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

The Company's obligations under the CNB Loan Agreement are secured only by cash collateral and do not require any other liens. The CNB Loan Agreement provides that MtronPTI will pay City National a fee equal to 0.75% per year on the daily unused amount of the CNB Revolving Promissory Note. In connection with the CNB Loan Agreement, MtronPTI also entered into a Cash Collateral Agreement with City National (the "CNB Cash Collateral Agreement") and delivered a Revolving Promissory Note in the principal amount of $3.0 million to City National (the "CNB Revolving Promissory Note"). The CNB Cash Collateral Agreement provides that MtronPTI will hold cash collateral equal to any amounts outstanding under the CNB Revolver in a non-interest bearing deposit account with City National. Provided that MtronPTI is not in default of any of its obligations under the CNB Loan Agreement, the CNB Revolving Promissory Note or the CNB Cash Collateral Agreement, the funds collateralizing the CNB Revolver are restricted only to the extent of the outstanding principal amount under the CNB Revolver. As of September 30, 2015 and December 31, 2014, there was no balance outstanding under the CNB Revolver and no associated restricted cash.

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

The Company meets these conditions upon shipment because title and risk of loss passes to the customer at that time. However, the Company offers a limited right of return and/or authorized price protection provisions in its agreements with certain electronic component distributors who resell the Company's products to original equipment manufacturers or electronic manufacturing services companies. As a result, the Company estimates and records a reserve for future returns and other charges against revenue at the time of shipment consistent with the terms of sale. The reserve is estimated based on historical experience with each respective distributor. The amount of the reserve at September 30, 2015 is not material to the financial statements.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company's principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on their evaluation of the Company's disclosure controls and procedures, the Company's principal executive officer and principal financial officer, with the participation of the Company's management, have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2015, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2015, there were no changes in the Company's internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.
Item 6.	Exhibits.

The following is a list of exhibits filed as part of this Form 10-Q:
Exhibit No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LGL GROUP, INC.

Date: November 12, 2015	By:	/s/ Michael J. Ferrantino, Sr.
Michael J. Ferrantino, Sr.
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2015	By:	/s/ Patti A. Smith
Patti A. Smith
Chief Financial Officer (Principal Financial and Accounting Officer)