Form 10-K
period 2015-12-31
LGL GROUP INC
filed 2016-03-29
CIK 61004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549
_________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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

Securities registered pursuant to Section 12(g) of the Act: Warrants to purchase Common Stock (expiring August 6, 2018)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

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
Yes ☐ No ☒

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant's common stock on the last business day of the registrant's most recently completed second fiscal quarter of $4.41, was $9,610,493.  Solely for the purpose of this calculation, shares held by directors and executive officers of the registrant have been excluded.  Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.
The number of outstanding shares of the registrant's common stock was 2,665,434  as of March 23, 2015.

THE LGL GROUP, INC.

PART I
Caution Concerning Forward-Looking Statements
This annual report on Form 10-K (this "Report") and the Company's other communications and statements may contain "forward-looking statements," including statements about the Company's beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company's control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan," "target," "goal," and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. The Company's actual future results may differ materially from those set forth in the Company's forward-looking statements. For information concerning these factors and related matters, see "Risk Factors" in Part I, Item 1A in this Report, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 in this Report. However, other factors besides those referenced could adversely affect the Company's results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Report. The Company does not undertake to update any forward-looking statement, except as required by law. As a result, you should not place undue reliance on these forward-looking statements.
Item 1.	Business.
The LGL Group, Inc. (together with its subsidiaries, the "Company" or "LGL") is a globally-positioned producer of industrial and commercial products and services that is currently focused on the design and manufacture of highly-engineered, high reliability frequency and spectrum control products.  These electronic components ensure reliability and security in aerospace and defense communications, low noise and base accuracy for laboratory instruments, and synchronous data transfers throughout the wireless and Internet infrastructure.  The Company was incorporated in 1928 under the laws of the State of Indiana, and in 2007, the Company was reincorporated under the laws of the State of Delaware as The LGL Group, Inc. LGL maintains its executive offices at 2525 Shader Road, Orlando, Florida, 32804.  The Company's telephone number is (407) 298-2000.  The Company's common stock is traded on the NYSE MKT under the symbol "LGL." The Company's warrants to purchase common stock, expiring August 6, 2018, are available for trading on the over-the-counter market under the symbol "LGLPW."
The Company operates through its principal subsidiary, M-tron Industries, Inc. (together with its subsidiaries, "MtronPTI"), which has design and manufacturing facilities in Orlando, Florida, Yankton, South Dakota and Noida, India, as well as local sales and customer support offices in Sacramento, California and Hong Kong.
Overview of MtronPTI
Originally founded in 1965, MtronPTI designs, manufactures and markets highly-engineered, high reliability frequency and spectrum control products.  These component-level devices are used extensively in infrastructure equipment for the telecommunications and network equipment industries, as well as in electronic systems for applications in defense, aerospace, earth-orbiting satellites, down-hole drilling, medical devices, instrumentation, industrial devices and global positioning systems.
As an engineering-centric company, MtronPTI provides close support to the customer throughout their products' entire life cycle, including product design, prototyping, production, and subsequent product upgrades.  This collaborative approach has resulted in the development of long-standing business relationships with its blue-chip customer base.

MtronPTI's Strategy
MtronPTI's primary objective is to create long-term growth with a market-based approach of designing and bringing new products to its customers through both organic research and development, and through strategic partnerships, joint ventures, acquisitions or mergers. Through direct collaboration with original equipment manufacturers ("OEMs"), our customers, MtronPTI seeks to leverage its core strength as an engineering leader to expand client access, add new capabilities and continue to diversify its product offerings.  MtronPTI's focus is on investments that will differentiate and broaden its RF/microwave portfolio and lead toward higher levels of integration.  We believe that successful execution of this strategy will lead to a transformation of MtronPTI's product portfolio towards longer product life cycles, better margins and improved competitive position.
Products
MtronPTI's portfolio is divided into two product groupings, Frequency Control and Spectrum Control, and has expanded from primarily crystal-based components to include higher levels of integration, advanced materials science, cavity-based products, and various types of compensation methods employing integrated circuits and other methods.  These products are differentiated by their precise level of accuracy, their stability over time and within harsh environments, and their very low phase noise.
MtronPTI's Frequency Control product group includes a broad portfolio of XTAL, clock oscillators, VCXO, TCXO OCXO and DOCXO devices which meet some of the tightest specifications, including IEEE 1588 standards.  These devices may be based on quartz, quartz MEMS, or advanced materials science designed to achieve higher performance levels than quartz.  MtronPTI's products offer high reliability over a wide temperature range and are well-suited for harsh environments, including shock and vibration-resistant oscillators with low-g sensitivity.  These products are designed for applications within aerospace and defense, telecommunications infrastructure and instrumentation markets.
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
As always, new product development is a key focus for MtronPTI as it continues to push its roadmap to meet the needs of its served markets.  Within Frequency Control, design efforts are focused on smaller packages, lower power, and use of new materials to provide compensation and harsh environment performance that surpasses customer requirements.  Spectrum Control seeks to develop higher power handling, higher levels of integration and a range of integrated products within the RF subsystem.
Manufacturing and Operations
MtronPTI has design and manufacturing facilities located in Orlando, Florida, Yankton, South Dakota and Noida, India, providing nearly 120,000 square feet of manufacturing space on approximately 14 acres of land.   All of its production facilities are ISO 9001:2008 certified, ITAR registered and RoHS compliant. In addition, its U.S. production facilities in Orlando and Yankton are AS9100 Rev C and MIL-STD-790 certified.

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
Research and development expense was approximately $1,964,000 and $2,166,000 in 2015 and 2014, respectively, and will remain a significant part of MtronPTI's efforts to revitalize its IP position.
Customers
MtronPTI primarily works directly with OEMs to define the right solutions for their unique applications, including the design of custom parts with unique part numbers.  Actual sales of production parts may be directly to the OEM or through either their designated contract manufacturers ("CMs"), or through franchised distributors of MtronPTI's products.  As a result, MtronPTI has highly-skilled sales engineers who work directly with the designers and program managers at its OEMs, providing a high-level of engineering support at all points within the process.  Over MtronPTI's 50-year history, it has developed a long list of blue-chip customers that have come to rely on its products because of their performance characteristics and their reliability.
In 2015, MtronPTI's largest customer, an electronics contract manufacturing company in the aerospace and defense markets, accounted for $2,627,000, or 12.7%, of the Company's total revenues, compared to $2,522,000, or 11.0%, in 2014.
Marketing and Sales
MtronPTI has a highly skilled team of sales engineers who work in tandem with a worldwide network of more than 30 independent external manufacturer representatives and franchised electronics distributors to market and sell its products.  An important part of the sales process is gaining qualification of specific products from the OEM, confirming suitability for use in a specific system design, which is commonly referred to as a "design-win."  Through direct contact with its clients and through its representative network, MtronPTI is able to understand the needs of the marketplace and then guide its product development process to allocate resources to meeting those requirements.
Seasonality
MtronPTI's business is not seasonal, although shipment schedules may be affected by the production schedules of its customers or their CMs based on regional practices or customs.
Domestic Revenues
MtronPTI's domestic revenues were $15,260,000 in 2015, or 73.7% of total consolidated revenues, compared to $13,556,000, or 58.9% of total consolidated revenues, in 2014.
International Revenues
MtronPTI's international revenues were $5,453,000 in 2015, or 26.3% of total consolidated revenues, compared to $9,457,000, or 41.1% of total consolidated revenues, in 2014.  In each of 2015 and 2014, these revenues were derived mainly from customers in Asia, with significant sales in Malaysia and China. MtronPTI avoids significant currency exchange risk by transacting and settling substantially all international sales in United States dollars.

Order Backlog
MtronPTI's order backlog was $8,799,000 and $8,792,000 as of December 31, 2015 and 2014, respectively.  The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent, which MtronPTI has determined are firm orders and likely to proceed.  Although backlog represents only firm orders that are considered likely to be fulfilled within the 12 months following receipt of the order, cancellations or scope adjustments may and do occur.
Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost.  The Company expects to fill its entire 2015 order backlog in 2016, but cannot provide assurances as to what portion of the order backlog will be fulfilled in a given year.
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
Employees
As of December 31, 2015, the Company employed 141 people (full-time equivalents):  two within corporate headquarters and 139 within its subsidiary, MtronPTI, which includes 33 in Yankton, South Dakota, 95 in Orlando, Florida, three in Hong Kong and eight in Noida, India.  None of the Company's employees are represented by a labor union and the Company considers its relationships with employees to be good.
As an engineering-centric company, nearly 20% of MtronPTI's workforce consists of degreed-engineers bringing their expertise to product design and process development.
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
We are currently engaged in the design, manufacture and marketing of standard and custom-engineered electronic components that are used primarily to control the frequency or timing of signals in electronic circuits, and we do not offer any other products.  Virtually all of MtronPTI's 2015 and 2014 revenues came from sales of electronic components, which consist of packaged quartz crystals, oscillator modules, electronic filters and integrated modules.  We expect that this product line will continue to account for substantially all of MtronPTI's revenues in 2016.
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
For the years ended December 31, 2015 and 2014, we had net losses of approximately ($711,000) and ($2,825,000), respectively. Our revenues are derived solely from our operating subsidiary, MtronPTI, and its future rate of growth and profitability are highly dependent on the development and growth of demand for our products in the communications, networking, aerospace, defense, instrumentation and industrial markets, which are cyclical. We cannot be certain whether we will generate sufficient revenues or sufficiently manage expenses to return to profitability.

We have a large customer that accounts for a significant portion of our revenues, and the loss of this customer, or decrease in their demand for our products, could have a material adverse effect on our results.
In 2015, MtronPTI's largest customer, an electronics contract manufacturing company, accounted for $2,627,000, or 12.7%, of the Company's total revenues, compared to $2,522,000, or 11.0%, in 2014. The loss of this customer, or a decrease in their demand for our products, could have a material adverse effect on our results.
A relatively small number of customers account for a significant portion of our accounts receivable, and the insolvency of any of these customers could have a material adverse impact on our liquidity.
At December 31, 2015, three of MtronPTI's largest customers accounted for approximately $819,000, or 31.4%, of accounts receivable, compared to approximately $1,035,000, or 31.3%, at the end of 2014.  The insolvency of any of these customers could have a material adverse impact on our liquidity.
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
In 2015 and 2014, the majority of MtronPTI's revenues were derived from sales to manufacturers of equipment for the communications, networking, defense, aerospace, instrumentation and industrial markets for frequency and spectrum control devices, including indirect sales through distributors and contract manufacturers.  During 2016, MtronPTI expects a significant portion of its revenues to continue to be derived from sales to these manufacturers.  Often OEMs and other service providers within these markets have experienced periods of capacity shortage and periods of excess capacity, as well as periods of either high or low demand for their products.  In periods of excess capacity or low demand, purchases of capital equipment may be curtailed, including equipment that incorporates MtronPTI's products.  A reduction in demand for the manufacture and purchase of equipment for these markets, whether due to cyclical, macroeconomic or other factors, or due to MtronPTI's reduced ability to compete based on cost or technical factors, could substantially reduce MtronPTI's net sales and operating results and adversely affect its financial condition.  Moreover, if these markets fail to grow as expected, MtronPTI may be unable to maintain or grow its revenue.
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
We have office and manufacturing space in Noida, India, and a sales office in Hong Kong.  Additionally, foreign revenues for 2015 and 2014 (primarily to Malaysia and China) accounted for 26.3% and 41.1% of our 2015 and 2014 consolidated revenues, respectively.  We anticipate that sales to customers located outside of the United States will continue to be a significant part of our revenues for the foreseeable future.  Our international operations and sales to customers outside of the United States subject our operating results and financial condition to certain business, economic, political, health, regulatory and other risks, including:
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

Risks Related to Our Securities
The price of our common stock has fluctuated considerably and is likely to remain volatile, in part due to the limited market for our common stock.
From January 1, 2015 through March 23, 2016, the high and low closing sales prices for our common stock were $5.20 and $3.21, respectively, and the average daily trading volume in our common stock during that time period was approximately 5,300 shares per day.  There is a limited public market for our common stock, and we cannot provide assurances that a more active trading market will develop or be sustained.  As a result of limited trading volume in our common stock, the purchase or sale of a relatively small number of shares could result in significant price fluctuations and it may be difficult for holders to sell their shares without depressing the market price for our common stock.
Additionally, the market prices of our common stock may continue to fluctuate significantly in response to a number of factors, some of which are beyond our control, including the following:
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
Our warrants, expiring August 6, 2018, currently have a limited public market which may affect their value.
On August 6, 2013, we distributed warrants to purchase shares of our common stock (expiring August 6, 2018) as a dividend to holders of our common stock on July 29, 2013, the record date for the dividend.  Stockholders received five warrants for each share of our common stock owned on the record date.  When exercisable, 25 warrants will entitle their holder to purchase one share of our common stock at an exercise price of $7.50 per share (subject to adjustment).
There is a limited public market for our warrants, and we cannot provide assurances that an active trading market will develop or be sustained.  The warrants are quoted on the over-the-counter market under the symbol "LGLPW."  Securities traded on the over-the-counter markets are typically less liquid than securities that trade on a national securities exchange, such as the NYSE MKT.  Trading on the over-the-counter market may negatively affect the trading price and liquidity of the warrants and could result in larger spreads in the bid and ask prices for the warrants.  Warrant holders may find it difficult to resell their warrants due to very limited trading volume.
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
Our officers, directors and 10% or greater stockholders control approximately 36.0% of the voting power represented by our outstanding shares of common stock as of March 23, 2016.  If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions.  This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.  This concentration of ownership may not be in the best interests of all of our stockholders.
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
Market for Common Equity
Our common stock is traded on the NYSE MKT, under the symbol "LGL." Based upon information furnished by our transfer agent, at March 23, 2016, we had 478 holders of record of our common stock.  The following table sets forth the high and low sales prices for our common stock for the periods indicated as reported by the NYSE MKT:
Fiscal Year 2016	High	Low
First Quarter (1)	$4.09	$2.86

Fiscal Year 2015	High	Low
First Quarter	$4.30	$3.53
Second Quarter	5.47	3.82
Third Quarter	5.11	3.42
Fourth Quarter	4.15	3.51

Fiscal Year 2014	High	Low
First Quarter	$6.00	$4.71
Second Quarter	5.40	3.85
Third Quarter	5.19	3.85
Fourth Quarter	4.02	3.12

(1)	From January 1, 2016 through March 23, 2016.
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
The selected statement of operations data for the years ended December 31, 2015 and 2014, and the selected balance sheet data as of December 31, 2015 and 2014, are derived from our audited financial statements included elsewhere in this report.  The selected statement of operations data for the years ended December 31, 2013, 2012 and 2011, and the selected balance sheet data as of December 31, 2013, 2012 and 2011, are derived from our audited financial statements not included in this report.  These financial statements have been prepared in accordance with U.S. generally accepted accounting principles.  Our historical results may not be indicative of the operating results to be expected in any future period.

	Year ended December 31,
	(in thousands, except share and per share data)
	2015	2014	2013	2012	2011
Revenues	$20,713	$23,013	$26,201	$29,706	$35,682
Operating (loss) income (a)	(788)	(2,829)	(4,164)	(1,782)	674
(Loss) income before income taxes	(703)	(2,829)	(4,271)	(1,844)	567
(Provision) benefit for income taxes	(8)	4	(3,948)	524	(185)
Net (loss) income	$(711)	$(2,825)	$(8,219)	$(1,320)	$382

Weighted average number of shares used in basic and diluted EPS calculation	2,640,803	2,595,988	2,595,362	2,593,741	2,572,825

Per common share:
Basic and diluted net (loss) income per common share	$(0.27)	$(1.09)	$(3.17)	$(0.51)	$0.15

	December 31,
	(in thousands)
	2015	2014	2013	2012	2011
Cash and cash equivalents	$5,553	$5,192	$7,183	$8,625	$13,709

Working capital	9,876	9,909	12,446	16,624	18,118

Total assets	15,803	17,262	21,263	29,593	32,421

Total long-term debt (including current portion)	—	—	—	58	400

Stockholders' equity (b)	$13,727	$14,237	$16,755	$24,614	$25,593

(a)	Operating (loss) income is revenues less operating expenses, which excludes investment income, interest expense, gain on sale of land and equipment, other income and taxes. Included are asset impairment charges.
 (b)               No cash dividends have been declared during the periods presented.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis together with our audited consolidated financial statements and the accompanying notes.  This discussion contains forward-looking statements, including statements regarding our expected financial position, business and financing plans.  These statements involve risks and uncertainties.  Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly under the headings "Caution Concerning Forward-Looking Statements" and "Risk Factors."
Results of Operations
2015 Compared to 2014
Consolidated Revenues, Gross Margin and Backlog
Total revenues for the year ended December 31, 2015, were $20,713,000, a decrease of 10.0% from revenues of $23,013,000 in 2014.  Price compression from offshore manufacturers has continued to reduce the number of economically feasible opportunities in the Internet Communications Technology ("ICT") market segment. The Company has moved away from such low margin commodities business and focused on achieving revenue growth through the development of more complex and higher margin products, particularly in the Aerospace and Defense ("Aero/Defense") market segment.
Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues increased to 33.1% from 27.5% for the year ended December 31, 2015, compared to the same prior year period. The year-over-year improvement was primarily due to a favorable product mix and continued margin improvement initiatives. The favorable product mix is due to engineering investments the Company made that resulted in the development of more complex products that are producing higher margins.
At December 31, 2015, MtronPTI's order backlog was $8,799,000, an increase of 0.2% compared to a backlog of $8,783,000 at September 30, 2015. The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent, which MtronPTI has determined are firm orders and likely to proceed.  Although backlog represents only firm orders that are considered likely to be fulfilled within the 12 months following receipt of the order, cancellations or scope adjustments may and do occur.
Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any.  The Company expects to fill its entire order backlog as of December 31, 2015 in 2016, but cannot provide assurances as to what portion of the order backlog will be fulfilled in a given year.
Operating Loss
Operating loss of ($788,000) for the year ended December 31, 2015, was an improvement of $2,041,000 from an operating loss for the year ended December 31, 2014 of ($2,829,000).  The improvement in operating loss was due primarily to the 5.6 percentage point improvement in gross margin and a year-over-year decrease of $1,054,000 in engineering, selling and administrative expenses as a result of the restructuring plan that realigned sales, general and administrative activities and customer support operations across all of our locations in an effort to gain efficiencies. Operating loss for the year ended December 31, 2014, also included $465,000 of restructuring expense.
Interest Expense, Net
Interest expense, net, was $32,000 for the year ended December 31, 2015, which was an increase of $6,000 from $26,000 for the year ended December 31, 2014. The increase was the result of the transition from the Company's prior credit facility in August 2014 to the Company's current revolving line of credit with City National Bank of Florida.

Other Income, Net

For the years ended December 31, 2015 and 2014, other income, net was $117,000 and $26,000, respectively. The 2015 amount consists of approximately $132,000 of net insurance proceeds received for damaged equipment and inventory and $35,000 of foreign currency transaction gains offset by an impairment loss of $38,000 and legal settlement of $15,000. The 2014 amount consists of approximately $56,000 of net insurance proceeds received for damaged equipment and inventory and $44,000 of foreign currency transaction gains offset by a loss on fixed asset disposal of $15,000 and legal settlement of $59,000.

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
The Company recorded an income tax (provision) benefit for the years ended December 31, 2015 and 2014 of ($8,000) and $4,000, respectively. The valuation allowance was $7,631,000 at December 31, 2015, which reflects a net increase of $305,000 over December 31, 2014.
As of December 31, 2015, the Company has not provided for U.S. federal and state income taxes on approximately $475,000 of undistributed earnings of Piezo Technology India Private Ltd. in India since such earnings are considered permanently reinvested outside the U.S.  If in the future, the Company decides to repatriate earnings from Piezo Technology India Private Ltd., the Company would incur incremental U.S. federal and state income taxes.  However, the Company's intent is to keep these funds permanently reinvested outside of the U.S. and current plans do not demonstrate a need to repatriate them to fund U.S. operations.
Net Loss
Net loss for the year ended December 31, 2015, was ($711,000) compared with ($2,825,000) for the year ended December 31, 2014. The reduction in net loss was due primarily to the 5.6 percentage point improvement in gross margin and a year-over-year decrease of $1,054,000 in engineering, selling and administrative expenses as a result of the restructuring plan that realigned sales, general and administrative activities and customer support operations across all of our locations in an effort to gain efficiencies. Net loss for the year ended December 31, 2014, also included $465,000 of restructuring expense. Basic and diluted net loss per share for the years ended December 31, 2015 and 2014, was ($0.27) and ($1.09), respectively.
Liquidity and Capital Resources
At December 31, 2015, cash and cash equivalents were $5,553,000, an increase of $361,000 from $5,192,000 at December 31, 2014.
Cash provided by operating activities was $689,000 for the year ended December 31, 2015, compared to cash used in operating activities of ($1,299,000) for the same period in 2014.  The $1,988,000 improvement was primarily attributable to a $2,114,000 reduction in year over year net losses, offset by decreases in depreciation, amortization of intangible assets and stock-based compensation.

Cash used in investing activities for the years ended December 31, 2015 and 2014 was ($328,000) and ($1,011,000), respectively. The decrease was primarily due to the January 31, 2014 acquisition of certain of Trilithic, Inc.'s filter product line assets for cash consideration, including acquisition costs, of $748,000, partially offset by an increase in current period capital expenditures of $159,000.
Cash provided by financing activities was $0 for the year ended December 31, 2015, compared with $319,000 for the comparable period in 2014. The change was due to a one-time return of $1,500,000 in restricted cash and net repayment on a note payable of $1,181,000 in connection with the termination of our prior credit facility in August 2014. There were no comparable financing activities during 2015.
At December 31, 2015, the Company's consolidated working capital was $9,876,000, compared to $9,909,000 at December 31, 2014.  At December 31, 2015, the Company had current assets of $11,952,000, current liabilities of $2,076,000 and a ratio of current assets to current liabilities of 5.76 to 1.00.  At December 31, 2014, the Company had current assets of $12,934,000, current liabilities of $3,025,000 and a ratio of current assets to current liabilities of 4.28 to 1.00.  Management continues to focus on efficiently managing working capital requirements to match operating activity levels.
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
The Company's obligations under the CNB Loan Agreement are secured only by cash collateral and do not require any other liens. The CNB Loan Agreement provides that MtronPTI will pay City National a fee equal to 0.75% per year on the daily unused amount of the CNB Revolving Promissory Note. In connection with the CNB Loan Agreement, MtronPTI also entered into a Cash Collateral Agreement with City National (the "CNB Cash Collateral Agreement") and delivered a Revolving Promissory Note in the principal amount of $3.0 million to City National (the "CNB Revolving Promissory Note"). The CNB Cash Collateral Agreement provides that MtronPTI will hold cash collateral equal to any amounts outstanding under the CNB Revolver in a non-interest bearing deposit account with City National. Provided that MtronPTI is not in default of any of its obligations under the CNB Loan Agreement, the CNB Revolving Promissory Note or the CNB Cash Collateral Agreement, the funds collateralizing the CNB Revolver are restricted only to the extent of the outstanding principal amount under the CNB Revolver. As of December 30, 2015 and 2014, there was no balance outstanding under the CNB Revolver and no associated restricted cash.
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
See the financial statements included at the end of this report beginning on page 27.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company's principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")).  Based on their evaluation of the Company's disclosure controls and procedures, the Company's principal executive officer and principal financial officer, with the participation of the Company's management, have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2015, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.
Management's Annual Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal controls over financial reporting during the fourth quarter ended December 31, 2015, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B.	Other Information.
None.

PART III
Item 10.	Directors and Executive Officers and Corporate Governance.
The information required by this Item 10 is incorporated herein by reference to the information under the headings "Proposal No. 1:  Election of Directors" and "Corporate Governance" in our definitive Proxy Statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2015 (the "2016 Proxy Statement").
Item 11.	Executive Compensation.
The information required by this Item 11 is incorporated herein by reference to the information under the heading "Executive Compensation" in our 2016 Proxy Statement.
Item 12.	Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 is incorporated herein by reference to the information under the heading "Security Ownership of Certain Beneficial Owners and Management" in our 2016 Proxy Statement.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated herein by reference to the information under the headings "Proposal No. 1:  Election of Directors" and "Corporate Governance" in our 2016 Proxy Statement.
Item 14.                          Principal Accountant Fees and Services.
The information required by this Item 14 is incorporated herein by reference to the information under the heading "Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm" in our 2016 Proxy Statement.

PART IV
Item 15.	Exhibits and Financial Statement Schedules
(a)    List of documents filed as part of this report:
1.    Financial Statements:
‒	Report of Independent Registered Public Accounting Firm
‒	Consolidated Balance Sheets: December 31, 2015 and 2014
‒	Consolidated Statements of Operations: Years ended December 31, 2015 and 2014
‒	Consolidated Statements of Comprehensive Loss: Years ended December 31, 2015 and 2014
‒	Consolidated Statements of Stockholders' Equity: Years ended December 31, 2015 and 2014
‒	Consolidated Statements of Cash Flows: Years ended December 31, 2015 and 2014
‒	Notes to Consolidated Financial Statements
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

10.11
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

10.13
Loan Agreement, dated as of September 30, 2014, by and between M-tron Industries, Inc. and City National Bank of Florida (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 2, 2014).

10.14
Revolving Promissory Note, dated as of September 30, 2014, by and between M-tron Industries, Inc. and City National Bank of Florida (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on October 2, 2014).

10.15
Cash Collateral Agreement, dated as of September 30, 2014, by and between M-tron Industries, Inc. and City National Bank of Florida (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on October 2, 2014).

21.1	Subsidiaries of The LGL Group, Inc.*
23.1	Consent of Independent Registered Public Accounting Firm – RSM US LLP.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith
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
THE LGL GROUP, INC.

March 29, 2016	By:	/s/ Michael J. Ferrantino, Sr.
Michael J. Ferrantino, Sr.
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
SIGNATURE	CAPACITY	DATE

/s/ Michael J. Ferrantino, Sr.	President and Chief Executive Officer	March 29, 2016
MICHAEL J. FERRANTINO, SR.	(Principal Executive Officer)
/s/ Patti A. Smith	Chief Financial Officer	March 29, 2016
PATTI A. SMITH	(Principal Financial Officer)
/s/ Marc J. Gabelli	Chairman of the Board of Directors	March 29, 2016
MARC J. GABELLI	(Non-Executive)
/s/ Patrick J. Guarino	Executive Chairman of the Board	March 29, 2016
PATRICK J. GUARINO
/s/ Timothy Foufas	Director	March 29, 2016
TIMOTHY FOUFAS
/s/ Donald H. Hunter	Director	March 29, 2016
DONALD H. HUNTER
/s/ Manjit Kalha	Director	March 29, 2016
MANJIT KALHA
/s/ Antonio Visconti	Director	March 29, 2016
ANTONIO VISCONTI

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
The LGL Group, Inc.

We have audited the accompanying consolidated balance sheets of The LGL Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The LGL Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Orlando, Florida
March 29, 2016

THE LGL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	December 31,
ASSETS	2015	2014
Current Assets:
Cash and cash equivalents (Note A)	$5,553	$5,192
Accounts receivable, less allowances of $34 and $43, respectively (Note A)	2,606	3,266
Inventories, net (Notes A and B)	3,546	4,198
Prepaid expenses and other current assets	247	278
Total Current Assets	11,952	12,934
Property, Plant and Equipment (Note A)
Land	633	633
Buildings and improvements	3,938	3,922
Machinery and equipment	16,633	16,314
Gross property, plant and equipment	21,204	20,869
Less: accumulated depreciation	(18,039)	(17,322)
Net property, plant, and equipment	3,165	3,547
Intangible assets, net (Note A)	475	528
Other assets	211	253
Total Assets	$15,803	$17,262

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$987	$1,719
Accrued compensation and commissions expense	769	681
Accrued warranty expenses	126	242
Other accrued expenses	194	383
Total Current Liabilities	2,076	3,025
Commitments and Contingencies (Note I)
Stockholders' Equity
Common stock, $0.01 par value - 10,000,000 shares authorized; 2,745,098 shares issued and 2,665,434 shares outstanding at December 31, 2015, and 2,696,201 shares issued and 2,616,485 shares outstanding at December 31, 2014	27	27
Additional paid-in capital	29,106	28,901
Accumulated deficit	(14,874)	(14,163)
Treasury stock, 79,664 and 79,716 shares held in treasury at cost at December 31, 2015 and 2014, respectively	(572)	(572)
Accumulated other comprehensive income	40	44
Total Stockholders' Equity	13,727	14,237
Total Liabilities and Stockholders' Equity	$15,803	$17,262

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2015	2014
REVENUES	$20,713	$23,013
Costs and expenses:
Manufacturing cost of sales	13,863	16,685
Engineering, selling and administrative	7,638	8,692
Restructuring charges	—	465
OPERATING LOSS	(788)	(2,829)
Other Income (Expense):
Interest expense, net	(32)	(26)
Other income, net	117	26
Total Other Income	85	—
LOSS BEFORE INCOME TAXES	(703)	(2,829)
Income tax (provision) benefit (Note E)	(8)	4

NET LOSS	$(711)	$(2,825)

Weighted average number of shares used in basic and diluted EPS calculation	2,640,803	2,595,988
BASIC AND DILUTED NET LOSS PER COMMON SHARE (Note A)	$(0.27)	$(1.09)

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)

	Years Ended December 31,
	2015	2014
NET LOSS	$(711)	$(2,825)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	(4)	(1)
TOTAL OTHER COMPREHENSIVE LOSS	(4)	(1)
COMPREHENSIVE LOSS	$(715)	$(2,826)

See accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2013	2,594,784	$27	$28,593	$(11,338)	$(572)	$45	$16,755
Net loss	—	—	—	(2,825)	—	—	(2,825)
Other comprehensive loss	—	—	—	—	—	(1)	(1)
Stock-based compensation	21,701	—	308	—	—	—	308
Balance at December 31, 2014	2,616,485	27	28,901	(14,163)	(572)	44	14,237
Net loss	—	—	—	(711)	—	—	(711)
Other comprehensive loss	—	—	—	—	—	(4)	(4)
Stock-based compensation	48,949	—	265	—	—	—	265
Warrant dividend issuance costs	—	—	(60)	—	—	—	(60)
Balance at December 31, 2015	2,665,434	$27	$29,106	$(14,874)	$(572)	$40	$13,727

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years Ended December 31,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(711)	$(2,825)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	804	821
Amortization of finite-lived intangible assets	66	101
Gain on disposal of assets	(67)	—
Impairment of note receivable	43	—
Stock-based compensation	265	308
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	660	(29)
Decrease in inventories, net	625	523
Decrease in other assets	13	104
Decrease in trade accounts payable, accrued compensation and commissions expense, accrued warranty expense and other accrued liabilities	(1,009)	(302)
Net cash provided by (used in) operating activities	689	(1,299)

INVESTING ACTIVITIES
Capital expenditures	(422)	(263)
Asset acquisition	—	(748)
Other	94	—
Net cash used in investing activities	(328)	(1,011)

FINANCING ACTIVITIES
Net repayments on note payable to bank	—	(1,181)
Restricted cash	—	1,500
Net cash provided by financing activities	—	319

Increase (decrease) in cash and cash equivalents	361	(1,991)
Cash and cash equivalents at beginning of year	5,192	7,183
Cash and cash equivalents at end of year	$5,553	$5,192

Supplemental Disclosure:
Cash paid for interest	$21	$32
Cash paid for income taxes	$30	$—

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

As of December 31,2015, the subsidiaries of the Company are as follows:

Owned By The LGL Group, Inc.
M-tron Industries, Inc.	100.0%
Piezo Technology, Inc.	100.0%
Piezo Technology India Private Ltd.	99.0%
M-tron Asia, LLC	100.0%
M-tron Industries, Ltd.	100.0%
GC Opportunities Ltd.	100.0%
M-tron Services, Ltd.	100.0%
Lynch Systems, Inc.	100.0%

The Company operates through its principal subsidiary, M-tron Industries, Inc., which includes the operations of Piezo Technology, Inc. ("PTI") and M-tron Asia, LLC ("Mtron"). The combined operations of Mtron and PTI and their subsidiaries are referred to herein as "MtronPTI."  MtronPTI has operations in Orlando, Florida, Yankton, South Dakota, and Noida, India.  MtronPTI also has sales offices in Sacramento, California and Hong Kong.
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

Accounts Receivable
Accounts receivable, on a consolidated basis, consist principally of amounts due from both domestic and foreign customers.  Credit is extended based on an evaluation of the customer's financial condition and collateral is not required.  In relation to export sales, the Company requires letters of credit supporting a significant portion of the sales price prior to production to limit exposure to credit risk. Certain credit sales are made to industries that are subject to cyclical economic changes.  The Company maintains an allowance for doubtful accounts at a level that management believes is sufficient to cover potential credit losses.

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

Depreciation expense from operations was approximately $804,000 for 2015 and $821,000 for 2014.
Warranties
The Company offers a standard one-year warranty. The Company tests its products prior to shipment in order to ensure that they meet each customer's requirements based upon specifications received from each customer at the time its order is received and accepted. The Company's customers may request to return products for various reasons, including, but not limited to, the customers' belief that the products are not performing to specification. The Company's return policy states that it will accept product returns only with prior authorization and if the product does not meet customer specifications, in which case the product would be replaced or repaired. To accommodate the Company's customers, each request for return is reviewed, and if and when it is approved, a return materials authorization ("RMA") is issued to the customer. Each month the Company records a specific warranty reserve for approved RMAs covering products that have not yet been returned. The Company does not maintain a general warranty reserve because, historically, valid warranty returns resulting from a product not meeting specifications or being non-functional have been de minimis.

Intangible Assets

Intangible assets are recorded at cost less accumulated amortization. Amortization is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range up to 10 years. The intangible assets consist of intellectual property and goodwill. The net carrying value of the amortizable intangible assets was $435,000 and $488,000 as of December 31, 2015 and 2014, respectively. Goodwill, which is not amortizable, was $40,000 as of December 31, 2015 and 2014.

The estimated aggregate amortization expense for intangible assets, excluding goodwill, for each of the remaining years of the estimated useful life is as follows (in thousands):

2016	$54
2017	54
2018	54
2019	54
2020	54
Thereafter	165
Total	$435

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

Research and Development Costs

Research and development costs are charged to operations as incurred.  Such costs were approximately $1,964,000 and $2,166,000 in 2015 and 2014, respectively, and are included within engineering, selling and administrative expenses.
Advertising Expense

Advertising costs are charged to operations as incurred. Such costs were $146,000 in 2015, compared with $92,000 in 2014, and are included within engineering, selling and administrative expenses.

Stock-Based Compensation

The Company measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the cost over the requisite service period, typically the vesting period.

The Company estimates the fair value of stock options on the grant date using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. There is no expected dividend rate. Historical Company information was the basis for the expected volatility assumption as the Company believes that the historical volatility over the life of the option is indicative of expected volatility in the future. The risk-free interest rate is based on the U.S. Treasury zero-coupon rates with a remaining term equal to the expected term of the option. The Company also estimates forfeitures at the time of grant and revises, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on past history of actual performance, forfeiture rates ranging from zero to 0.1 have been assumed for the years ended December 31, 2015 and 2014.

Restricted stock awards are made at a value equal to the market price of the Company's common stock on the date of the grant.

Earnings Per Share

The Company computes earnings per share in accordance with ASC 260, "Earnings Per Share" ("ASC 260"). Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of stock options and other potentially dilutive financial instruments, only in the periods in which the effects are dilutive. Shares of stock granted to members of the Board of Directors (the "Board") as a portion of their director fees are deemed to be participating as defined by ASC 260 and therefore are included in the computation of basic earnings per share.

For the years ended December 31, 2015 and 2014, there were options to purchase 194,726 shares and 218,667 shares, respectively, of common stock and warrants to purchase 519,241 shares of common stock that were excluded from the diluted earnings per share computation because the impact of the assumed exercise of such stock options would have been anti-dilutive, based on the fact that the Company had a net loss for the years ended December 31, 2015 and 2014.

Income Taxes
The Company's deferred income tax assets represent (a) temporary differences between the financial statement carrying amount and the tax basis of existing assets and liabilities that will result in deductible amounts in future years, and (b) the tax effects of net operating loss carry-forwards. Based on the Company's assessment of the uncertainty surrounding the realization of the favorable U.S. tax attributes in future tax returns in accordance with the provisions of ASC 740, "Income Taxes" ("ASC 740"), the Company has determined that a full valuation allowance against our otherwise recognizable U.S. net deferred tax assets is required.  The Company has recorded a full valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.  When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies.  Should a change in circumstances lead to a change in judgment about the ability to realize deferred tax assets in future years, the Company will adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income. The Company recognizes interest and/or penalties, if any, related to income tax matters in income tax expense.

Concentration Risk

In 2015, MtronPTI's largest customer, an electronics contract manufacturing company, accounted for $2,627,000, or 12.7% of the Company's total revenues, compared to $2,522,000, or 11.0%, in 2014.

A significant portion of MtronPTI's accounts receivable is concentrated with a relatively small number of customers.  As of December 31, 2015, three of MtronPTI's largest customers accounted for approximately $819,000 of accounts receivable, or 31.4% compared to approximately $1,035,000, or 31.3% at the end of 2014. The Company carefully evaluates the creditworthiness of its customers in deciding to extend credit, and utilizes letters of credit to further limit credit risk for export sales. As a result of these policies, the Company has experienced very low historical bad debt expense and believes the related risk to be minimal.

At various times throughout the year and at December 31, 2015, some deposits held at financial institutions were in excess of federally insured limits. The Company has not experienced any losses related to these balances and believes the related risk to be minimal.

Segment Information
The Company reports segment information in accordance with ASC 280, "Segment Information" ("ASC 280").  ASC 280 requires companies to report financial and descriptive information for each operating segment based on management's internal organizational decision-making structure.  See Note J, "Segment Information" for the detailed presentation of the Company's business segment.
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

Foreign Currency Translation
The assets and liabilities of international operations are re-measured at the exchange rates in effect at the balance sheet date for monetary assets and liabilities and at historical rates for non-monetary assets and liabilities, with the related re-measurement gains or losses reported within the consolidated statement of operations. The results of international operations are re-measured at the monthly average exchange rates. The Company's foreign subsidiaries and respective operations' functional currency is the U.S. dollar.  The Company has determined this based upon the majority of transactions with customers as well as inter-company transactions and parental support being based in U.S. dollars.  The Company has recognized a re-measurement gain of $35,000 and $44,000, in 2015 and 2014, respectively, which is included within other income, net in the consolidated statements of operations.
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)", which requires lessees to recognize at the commencement date for all leases, with the exception of short-term leases, (a) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and (b) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. This standard will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. While the Company is currently assessing the impact of the new standard, it does not expect it will have a material impact on its Consolidated Financial Statements.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The amendment to the standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. While the Company is currently assessing the impact of the new standard, it does not expect it will have a material impact on its Consolidated Financial Statements.

In November 2015, the FASB issued ASU No. 2015-17 "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes," which simplifies the presentation of deferred income taxes. Under the new accounting standard, deferred tax assets and liabilities are required to be classified as noncurrent, eliminating the prior requirement to separate deferred tax assets and liabilities into current and noncurrent. The new guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. The standard may be adopted prospectively or retrospectively to all periods presented. The Company is currently assessing the timing of adoption of the new guidance, but does not expect it will have a material impact on its Consolidated Financial Statements.

In July 2015, the FASB issued ASU No. 2015-11 "Inventory (Topic 330): Simplifying the Measurement of Inventory," which simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out ("LIFO") and the retail inventory method. The new guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. This new guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.

In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern," which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. This new guidance is not expected to have a material impact on the Company's financial statements or financial disclosures.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. This new guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.
	December 31,
	2015	2014
	(in thousands)
Raw materials	$1,418	$1,588
Work in process	1,325	1,572
Finished goods	803	1,038
Total Inventories, net	$3,546	$4,198

C.            Related Party Transactions

At December 31, 2015 and 2014, approximately $4,089,000 was invested in United States Treasury money market funds managed by a related entity (the "Fund Manager") which is related through a common director. One of the Company's directors, who is also a 10% stockholder, currently serves as a director and executive officer of the Fund Manager. The fund transactions in 2015 and 2014 were directed solely at the discretion of Company management.

D.            Stock-Based Compensation

On August 4, 2011, the Company's stockholders approved the 2011 Incentive Plan. 500,000 shares of common stock are authorized for issuance under the 2011 Incentive Plan. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price 10 % above the market price of the Company's stock at the date of grant; those option awards generally have 5-year contractual terms and generally vest over three years. Restricted stock awards are granted at a value equal to the market price of the Company's common stock on the date of grant.

The following table summarizes the inputs to the option valuation model for the options granted during the years ended December 31, 2015 and 2014:

	2015	2014
Expected volatility	32% – 50%	44% – 54%
Dividend rate	0%	0%
Expected term (in years)	3.55	3.00 – 3.45
Risk-free rate	1.06% – 1.25%	0.36% – 1.05%
Forfeiture rate	0% – 10%	0% – 10%

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

The following table summarizes information about stock options outstanding and exercisable at December 31, 2015 as well as activity during the year then ended:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2014	218,667	9.98	3.2	$—
Granted during 2015	42,127	4.20	4.4	—
Exercised during 2015	—	—	—	—
Forfeited during 2015	(66,068)	10.96	2.0	—
Expired during 2015	—	—	—	—
Outstanding at December 31, 2015	194,726	$9.27	2.7	$—
Exercisable at December 31, 2015	109,988	$12.77	1.9	$—

The weighted-average grant-date fair value of options granted during the years 2015 and 2014 was $4.10 and $4.47, respectively.

The following table summarizes information about the Company's unvested stock awards as of December 31, 2015, as well as activity during the year then ended:

	Number of Stock Awards	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	6,271	$6.64
Granted during 2015	49,951	4.20
Vested during 2015	(54,375)	4.26
Forfeited during 2015	(1,002)	5.81
Unvested at December 31, 2015	845	$5.81

As of December 31, 2015, there was approximately $59,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2011 Incentive Plan. That cost is to be recognized over a weighted average period of 1.9 years. The total fair value of shares vested during the year ended December 31, 2015, was approximately $182,000.

The 2011 Incentive Plan had 216,308 shares remaining available for future issuance at December 31, 2015.

E.            Income Taxes

Income tax provision (benefit) for the years ended December 31, 2015 and 2014 is as follows:

	2015	2014
	(in thousands)
Current:
Federal	$—	$—
State and local	8	5
Foreign	—	(9)
Total Current	8	(4)

Deferred:
Federal	(292)	(985)
State and local	(12)	(381)
Foreign	(1)	8
Total before change in valuation allowance	(305)	(1,358)
Change in Valuation Allowance	305	1,358
Net Deferred	—	—
	$8	$(4)

A reconciliation of the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes:

	2015	2014
	(in thousands)
Tax provision at expected statutory rate	$(239)	$(962)
State taxes, net of federal benefit	4	(57)
Permanent differences	8	(5)
Credits	(97)	(56)
Foreign tax expense, and other	27	(282)
Change in valuation allowance	305	1,358
Provision (benefit) for income taxes	$8	$(4)

Loss before income taxes from domestic operations was ($731,000) and ($2,832,000) in 2015 and 2014, respectively. Income before income taxes from foreign operations was $28,000 and $4,000 in 2015 and 2014, respectively. At December 31, 2015, U.S. income taxes benefit have been provided on approximately ($35,000) of losses of the Company's foreign subsidiaries, because these losses are not considered to be indefinitely reinvested. As of December 31, 2015, earnings of non-U.S. subsidiaries considered to be indefinitely reinvested totaled $475,000. No provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. taxes, reduced by any foreign tax credits available. It is not practicable to estimate the amount of additional tax that might be payable on this undistributed foreign income.

The Company has a total federal net operating loss ("NOL") carry-forward of $9,617,000 as of December 31, 2015. This NOL carry-forward expires through 2035 if not utilized prior to that date. The Company has total state NOL carry-forwards of $24,130,000 as of December 31, 2015. These NOL carry-forwards expire through 2035 if not utilized prior to that date. The Company has research and development tax credit carry-forwards of approximately $1,371,000 at December 31, 2015, that can be used to reduce future income tax liabilities and expire principally between 2020 and 2035. The Company has foreign tax credit carry-forwards of approximately $359,000 at December 31, 2015, that are available to reduce future U.S. income tax liabilities subject to certain limitations. These foreign tax credit carry-forwards expire at various times between 2018 and 2020. Additionally, the Company has federal alternative minimum tax ("AMT") credits of approximately $111,000 at December 31, 2015, that are available to offset future federal tax liabilities, and have no expiration.

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

Deferred income taxes for 2015 and 2014 were provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.  Tax effects of temporary differences and carry-forwards at December 31, 2015 and 2014, were as follows:

	December 31, 2015		December 31, 2014
	Deferred Tax		Deferred Tax
	Asset	Liability	Asset	Liability
	(in thousands)
Inventory reserve	$1,179	$—	$1,151	$—
Fixed assets	—	230	—	285
Other reserves and accruals	173	—	109	—
Stock-based compensation	380	—	367	—
Undistributed foreign earnings	—	97	—	86
Other	—	68	1	75
Tax credit carry-forwards	1,840	—	1,755	—
Federal tax loss carry-forwards	3,270	—	3,220	—
State tax loss carry-forwards	915	—	901	—
Foreign tax loss carry-forwards	269	—	268	—
Total deferred income taxes	8,026	$395	7,772	$446
Valuation allowance	(7,631)		(7,326)
Net deferred tax assets	$—		$—

At December 31, 2015, the net deferred tax assets of $0 presented in the Company's balance sheet comprises deferred tax assets of $395,000, offset by deferred tax liabilities of $395,000. At December 31, 2014, the net deferred tax assets of $0 presented in the Company's balance sheet comprises deferred tax assets of $446,000, offset by deferred tax liabilities of $446,000.

The Company will recognize any interest and penalties related to unrecognized tax positions in income tax expense.  At the date of adoption of ASC 740, the Company did not have a liability for unrecognized tax positions.  In addition, the Company did not record any increases or decreases to its liability for unrecognized tax positions during the years ended December 31, 2015 or 2014.  Accordingly, the Company has not accrued for any interest and penalties as of December 31, 2015 or 2014.  The Company does not anticipate any change in its liability for unrecognized tax positions over the next fiscal year.
The Company files income tax returns in the U.S. Federal, various state, Hong Kong and India jurisdictions. The statute of limitations for assessment by the Internal Revenue Service ("IRS") and state tax authorities is open for tax years ended December 31, 2012, 2013 and 2014, although carry-forward attributes that were generated prior to tax year 2012, including net operating loss carry-forwards and tax credits, may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period.  The Company is generally subject to examinations by foreign tax authorities from 2009 to the present.

F.            Stockholders' Equity

On August 29, 2011, the Board authorized the Company to repurchase up to 100,000 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized and available for repurchase under the Company's existing share repurchase program to 540,000 shares, at such times, amounts and prices as the Company shall deem appropriate. As of December 31, 2015, the Company had repurchased a total of 79,664 shares of common stock at a cost of $572,000, which shares are currently held in treasury.

On August 6, 2013, the Company distributed 12,981,025 warrants to purchase shares of the Company's common stock as a dividend to holders of the Company's common stock on July 29, 2013, the record date for the dividend. Stockholders received five warrants for each share of the Company's common stock owned on the record date. When exercisable, 25 warrants will entitle their holder to purchase one share of the Company's common stock at an exercise price of $7.50 per share (subject to adjustment).

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

G.            Fair Value Measurements

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total December 31, 2015
Equity securities	$56	$—	$—	$56
U.S. Treasury securities (cash equivalents)	$4,089	$—	$—	$4,089

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total December 31, 2014
Equity securities	$60	$—	$—	$60
U.S. Treasury securities (cash equivalents)	$4,089	$—	$—	$4,089

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

H.            Employee Benefit Plans

The Company offers a defined contribution plan for eligible employees, in which the Company makes discretionary contributions up to 50% of the first 6% of eligible compensation contributed by participants. The Company contributed approximately $112,000 and $116,000 in discretionary contributions during 2015 and 2014, respectively. Participants vest in employer contributions starting after their second year of service at 20% increments vesting 100% in year six.

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

Rent Expense

Rent expense under operating leases was $196,000 and $295,000 for the years ended December 31, 2015 and 2014, respectively. The Company leases certain property and equipment, including warehousing, and sales and distribution equipment, under operating leases that extend from one to two years. Certain of these leases have renewal options.

J.            Segment Information

The Company has one reportable business segment from operations: electronic components, which includes all products manufactured and sold by MtronPTI. The Company's foreign operations in Hong Kong and India exist under MtronPTI.

Operating income (loss) is equal to revenues less cost of sales, operating expenses, excluding investment income, interest expense, and income taxes. Identifiable assets of the segment are those used in its operations and exclude general corporate assets. General corporate assets are principally cash and cash equivalents, short-term investments and certain other investments and receivables.

	Years Ended December 31,
	2015	2014
	(in thousands)
Revenues from Operations
Electronic components – USA	$15,260	$13,556
Electronic components – Foreign	5,453	9,457
Total consolidated revenues	$20,713	23,013

Operating Income (Loss) from Operations
Electronic components	$309	$(1,392)
Unallocated corporate expense	(1,097)	(1,437)
Consolidated total operating loss	(788)	(2,829)
Interest expense, net	(32)	(26)
Other income, net	117	26
Total other income	85	—

Loss Before Income Taxes	$(703)	$(2,829)

Capital Expenditures
Electronic components	$412	$1,006
General corporate	10	5
Total capital expenditures	$422	$1,011

Total Assets
Electronic components	$8,266	$9,641
General corporate	7,537	7,621
Consolidated total assets	$15,803	$17,262

K.            Foreign Revenues

For years ended December 31, 2015 and 2014, significant foreign revenues from operations (10% or more of foreign sales) were as follows:

	Years Ended December 31,
	2015	2014
	(in thousands)

Malaysia	$2,455	$3,018
China	778	2,604
All other foreign countries	2,220	3,835
Total foreign revenues	$5,453	$9,457

The Company allocates its foreign revenue based on the customer's ship-to location.

L.            Subsequent Events

On February 24, 2016, the Company received notice from the staff of NYSE Regulation that NYSE MKT LLC ("NYSE MKT") had determined to commence proceedings to delist the Company's warrants expiring August 6, 2018 (the "Warrants") from NYSE MKT due to non-compliance with Section 1003 of the NYSE MKT Company Guide based on the abnormally low trading price of the Warrants.  Trading in the Warrants on NYSE MKT was suspended after market hours on February 24, 2016.
The Company's common stock continues to be listed on NYSE MKT, and the Company's common stock and its operations are not affected by the delisting proceedings related to the Warrants.
NYSE MKT stated that it will apply to the Securities and Exchange Commission to delist the Warrants upon completion of all applicable procedures.  The Company does not intend to appeal NYSE MKT's determination and, therefore, it is expected that the Warrants will be delisted.  Effective February 25, 2016, the Warrants are quoted on the over-the-counter market under the symbol "LGLPW."

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

10.11
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

10.13
Loan Agreement, dated as of September 30, 2014, by and between M-tron Industries, Inc. and City National Bank of Florida (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 2, 2014).

10.14
Revolving Promissory Note, dated as of September 30, 2014, by and between M-tron Industries, Inc. and City National Bank of Florida (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on October 2, 2014).

10.15
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