Form 10-Q
period 2016-03-31
LGL GROUP INC
filed 2016-05-13
CIK 61004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2016
Common Stock, $0.01 par value	2,665,434

INDEX

THE LGL GROUP, INC.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets:	1
	– As of March 31, 2016
	– As of December 31, 2015
	Condensed Consolidated Statements of Operations:	2
	– Three months ended March 31, 2016 and 2015
	Condensed Consolidated Statements of Comprehensive Loss:	3
	– Three months ended March 31, 2016 and 2015
	Condensed Consolidated Statement of Stockholders' Equity:	4
	– Three months ended March 31, 2016
	Condensed Consolidated Statements of Cash Flows:	5
	– Three months ended March 31, 2016 and 2015
	Notes to Condensed Consolidated Financial Statements:	6
Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Mine Safety Disclosures	16
Item 5.	Other Information	16
Item 6.	Exhibits	17
SIGNATURES		18

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,576	$5,553
Accounts receivable, less allowance of $34 at March 31, 2016 and December 31, 2015	2,544	2,606
Inventories, net (Note C)	3,550	3,546
Prepaid expenses and other current assets	359	247
Total Current Assets	12,029	11,952
Property, Plant and Equipment:
Land	633	633
Buildings and improvements	3,938	3,938
Machinery and equipment	16,681	16,633
Gross property, plant and equipment	21,252	21,204
Less: accumulated depreciation	(18,229)	(18,039)
Net property, plant, and equipment	3,023	3,165
Intangible assets, net (Note D)	461	475
Other assets, net	208	211
Total Assets	$15,721	$15,803

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,104	$987
Accrued compensation and commissions expense	721	769
Accrued warranty expense	105	126
Other accrued expenses	209	194
Total Current Liabilities	$2,139	2,076
Commitments and Contingencies (Note J)
Stockholders' Equity
Common stock, $0.01 par value - 10,000,000 shares authorized; 2,745,098 shares issued and 2,665,434 shares outstanding at March 31, 2016 and December 31, 2015	27	27
Additional paid-in capital	29,090	29,106
Accumulated deficit	(15,000)	(14,874)
Treasury stock: 79,664 shares held in treasury at cost at March 31, 2016 and December 31, 2015	(572)	(572)
Accumulated other comprehensive income	37	40
Total Stockholders' Equity	13,582	13,727
Total Liabilities and Stockholders' Equity	$15,721	$15,803

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED

(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2016	2015

REVENUES	$4,756	$5,404
Cost and Expenses:
Manufacturing cost of sales	3,257	3,605
Engineering, selling and administrative	1,661	1,960
OPERATING LOSS	(162)	(161)
Other Income (Expense):
Interest expense, net	(6)	(5)
Other income (expense), net	42	(12)
Total Other Income (Expense)	36	(17)
LOSS BEFORE INCOME TAXES	(126)	(178)
Income tax provision	—	—
NET LOSS	$(126)	$(178)
Weighted average number of shares used in basic and diluted net loss per common share calculation	2,665,434	2,616,485
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.05)	$(0.07)

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS - UNAUDITED

(Dollars in Thousands)

	Three Months Ended March 31,
	2016	2015
NET LOSS	$(126)	$(178)
Other Comprehensive (Loss) Income:
Unrealized (loss) gain on available-for-sale securities, net of taxes	(3)	13
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(3)	13
COMPREHENSIVE LOSS	$(129)	$(165)

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED

(Dollars in Thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2015	2,665,434	$27	$29,106	$(14,874)	$(572)	$40	$13,727
Net loss	—	—	—	(126)	—	—	(126)
Other comprehensive loss	—	—	—	—	—	(3)	(3)
Stock-based compensation	—	—	(16)	—	—	—	(16)
Balance at March 31, 2016	2,665,434	$27	$29,090	$(15,000)	$(572)	$37	$13,582

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

(Dollars in Thousands)

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(126)	$(178)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	190	202
Amortization of finite-lived intangible assets	14	26
Stock-based compensation	(16)	13
Gain on disposal of assets	(43)	—
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	62	114
(Increase) decrease in inventories, net	(4)	168
Increase in other assets	(69)	(36)
Increase (decrease) in trade accounts payable, accrued compensation and commissions expense, accrued warranty expense and other accrued liabilities	63	(197)
Net cash provided by operating activities	71	112

INVESTING ACTIVITIES
Capital expenditures	(48)	(256)
Net cash used in investing activities	(48)	(256)

Increase (decrease) in cash and cash equivalents	23	(144)
Cash and cash equivalents at beginning of period	5,553	5,192
Cash and cash equivalents at end of period	$5,576	$5,048

Supplemental Disclosure:
Cash paid for interest	$—	$—
Cash paid for income taxes	$20	$5

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

A.	Subsidiaries of the Registrant

The LGL Group, Inc. (together with its subsidiaries, the "Company"), incorporated in 1928 under the laws of the State of Indiana and reincorporated under the laws of the State of Delaware in 2007, is a holding company with subsidiaries engaged in the design and manufacture of highly-engineered, high reliability frequency and spectrum control products.

As of March 31, 2016, the subsidiaries of the Company are as follows:

Owned By The LGL Group, Inc.
M-tron Industries, Inc.	100.0%
Piezo Technology, Inc.	100.0%
Piezo Technology India Private Ltd.	99.0%
M-tron Asia, LLC	100.0%
M-tron Industries, Ltd.	100.0%
GC Opportunities Ltd.	100.0%
M-tron Services, Ltd.	100.0%
Lynch Systems, Inc.	100.0%

The Company operates through its principal subsidiary, M-tron Industries, Inc., which includes the operations of Piezo Technology, Inc. ("PTI") and M-tron Asia, LLC ("Mtron"). The combined operations of Mtron and PTI and their subsidiaries are referred to herein as "MtronPTI."  MtronPTI has operations in Orlando, Florida, Yankton, South Dakota, and Noida, India.  MtronPTI also has sales offices in Sacramento, California, and Hong Kong.

B.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.

This interim information should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the "SEC") on March 29, 2016.

C.	Inventories

Inventories are valued at the lower of cost or market value using the FIFO (first-in, first-out) method. The Company reduces the value of its inventories to market value when the market value is believed to be less than the cost of the item.  The inventory reserve for obsolescence as of March 31, 2016 and December 31, 2015 was $3,072,000 and $3,016,000, respectively.

Inventories are comprised of the following (in thousands):

	March 31, 2016	December 31, 2015

Raw materials	$1,289	$1,418
Work in process	1,505	1,325
Finished goods	756	803
Total Inventories, net	$3,550	$3,546

D.	Intangible Assets

Intangible assets are recorded at cost less accumulated amortization. Amortization is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range up to 10 years and is recorded as part of engineering, selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. The intangible assets consist of intellectual property and goodwill. The net carrying value of the amortizable intangible assets was $421,000 and $435,000 as of March 31, 2016 and December 31, 2015, respectively. Goodwill, which is not amortizable, was $40,000 as of March 31, 2016 and December 31, 2015.

The estimated aggregate amortization expense for the remaining portion of 2016 and each of the four succeeding years and thereafter is as follows (in thousands):

2016	$40
2017	54
2018	54
2019	54
2020	54
Thereafter	165
Total	$421

E.	Stock-Based Compensation

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

There were no stock option awards or restricted stock awards granted during the three months ended March 31, 2016. As of March 31, 2016, there was approximately $31,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements.

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

For the three months ended  March 31, 2016 and 2015, there were options to purchase 117,226 shares and 203,450 shares, respectively, of the Company's common stock and warrants to purchase 519,241 shares of common stock that were excluded from the diluted loss per share computation because the impact of the assumed exercise of such stock options would have been anti-dilutive during the respective periods.

G.	Stockholders' Equity

On August 29, 2011, the Board authorized the Company to repurchase up to 100,000 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized and available for repurchase under the Company's existing share repurchase program to 540,000 shares, at such times, amounts and prices as the Company shall deem appropriate. As of March 31, 2016, the Company had repurchased a total of 79,664 shares of common stock at a cost of $572,000, which shares are currently held in treasury.

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

The warrants are quoted on the over-the-counter market under the symbol "LGLPW."

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

The following is a summary of valuation techniques utilized by the Company for its significant financial and non-financial assets and liabilities as of March 31, 2016 and December 31, 2015:

Assets

To estimate the fair value of its equity and U.S. Treasury securities, the Company obtains current market pricing from quoted market sources or uses pricing for identical securities. Assets measured at fair value on a recurring basis are summarized below (in thousands).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total March 31, 2016
Equity securities	$53	$—	$—	$53
U.S. Treasury securities (cash equivalents)	$4,091	$—	$—	$4,091

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total December 31, 2015
Equity securities	$56	$—	$—	$56
U.S. Treasury securities (cash equivalents)	$4,089	$—	$—	$4,089

There were no transfers from level 2 to level 3 during the period. There were no level 2 or 3 assets  as of March 31, 2016 or December 31, 2015.

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

I.	Foreign Revenues

For the three months ended March 31, 2016 and 2015, significant foreign revenues from operations (10% or more of foreign sales) were as follows:

	Three Months Ended March 31,
	2016	2015
Significant Foreign Revenues:
Malaysia	$726	$598
Hong Kong	132	79
China	63	235
All other foreign countries	353	544
Total foreign revenues	$1,274	$1,456

The Company allocates its foreign revenue based on the customer's ship-to location.

J.	Commitments and Contingencies

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

K.	Related Party Transactions

At March 31, 2016 and December 31, 2015, approximately $4,091,000 and $4,089,000, respectively, was invested in United States Treasury money market funds managed by a related entity (the "Fund Manager") which is related through a common director. One of the Company's directors, who is also a 10% stockholder, currently serves as a director and executive officer of the Fund Manager. The fund transactions during the three months ended March 31, 2016 and for the year ended December 31, 2015, were directed solely at the discretion of Company management. There are no management fees associated with fund transactions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the Company's other communications and statements may contain "forward-looking statements," including statements about the Company's beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company's control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan," "target," "goal," and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. The Company's actual future results may differ materially from those set forth in the Company's forward-looking statements. For information concerning these factors and related matters, see "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission (the "SEC") on March 29, 2016, this Report and our other filings with the SEC. However, other factors besides those referenced could adversely affect the Company's results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Report. The Company does not undertake to update any forward-looking statement, except as required by law. As a result, you should not place undue reliance on these forward-looking statements.

Results of Operations

Three months ended March 31, 2016, compared to three months ended March 31, 2015

Consolidated Revenues and Gross Margin

Total revenues for the three months ended March 31, 2016 were $4,756,000, a decrease of 12.0% from revenues of $5,404,000 for the same prior year period.  Price compression from offshore manufacturers has continued to reduce the number of economically feasible opportunities in the Internet Communications Technology ("ICT") market segment. The Company continues to move away from such low margin commodities business and focus on achieving revenue growth through the development of more complex and higher margin products, particularly in the Aerospace and Defense ("Aero/Defense") market segment.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues decreased to 31.5% from 33.3% for the three months ended March 31, 2016, compared to the same prior year period. The slight decline in margin from the prior year period was primarily due to the affect of lower overall revenues on the fixed portion of manufacturing costs.

At March 31, 2016, the Company's order backlog was $9,016,000, which was an increase of 2.5% compared to the backlog as of December 31, 2015, which was $8,799,000. The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent, which MtronPTI has determined are firm orders and likely to proceed.  Although backlog represents only firm orders that are considered likely to be fulfilled within the 12 months following receipt of the order, cancellations or scope adjustments may and do occur.

Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any.  The Company expects to fill its entire backlog within the next 12 months, but cannot provide assurances as to what portion of the order backlog will be fulfilled in a given year.

Operating Loss

Operating loss was ($162,000) for the three months ended March 31, 2016, which was comparable to the operating loss of ($161,000) for the three months ended March 31, 2015.

Stock-Based Compensation

For the three months ended March 31, 2016, stock-based compensation expense was ($16,000) due to the effect of forfeitures. For the three months ended March 31, 2015, stock-based compensation expense was $13,000. Compensation expense related to stock-based compensation is recognized over the applicable vesting periods. As of March 31, 2016, there was approximately $31,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements.

Other Income (Expense), Net

Other income (expense), net was $42,000 for the three months ended March 31, 2016, compared to ($12,000) for the three months ended March 31, 2015. The current period income reflects a gain realized on the disposal of assets. The prior year period represents approximately $15,000 of other expenses, partially offset by foreign currency transaction gains.

Income Taxes

The Company did not record a tax provision or tax benefit for the three months ended March 31, 2016 and 2015.

The Company maintains a full valuation allowance against its deferred tax assets under the provisions of ASC 740, based on the Company's assessment of the uncertainty surrounding the realization of the favorable U.S. tax benefits in future tax returns.  When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies.  Should a change in circumstances lead to a change in judgment about the ability to realize deferred tax assets in future years, the Company will adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.

Net Loss

Despite the decline in revenue, net loss for the three months ended March 31, 2016, improved to ($126,000) compared to a net loss of ($178,000) for the comparable period in 2015. Basic and diluted net loss per share for the three month periods ended March 31, 2016 and 2015, was ($0.05) and ($0.07), respectively.

Liquidity and Capital Resources

Cash and cash equivalents increased by $23,000, to $5,576,000 at March 31, 2016 from $5,553,000 at December 31, 2015.

Cash provided by operating activities was $71,000 and $112,000 for the three months ended March 31, 2016 and 2015, respectively.  The decrease was primarily due to non-cash adjustments for a gain on the disposal of assets and stock-based compensation offset by an improvement in net loss.

Cash used in investing activities for the three months ended March 31, 2016 and 2015 was ($48,000) and ($256,000), respectively. The decrease was due to a reduction in capital expenditures.

At March 31, 2016, the Company's consolidated working capital was $9,890,000, compared to $9,876,000 at December 31, 2015.  At March 31, 2016, the Company had current assets of $12,029,000, current liabilities of $2,139,000 and a ratio of current assets to current liabilities of 5.62 to 1.00.  At December 31, 2015, the Company had current assets of $11,952,000, current liabilities of $2,076,000 and a ratio of current assets to current liabilities of 5.76 to 1.00.  Management continues to focus on efficiently managing working capital requirements to match operating activity levels.

On September 30, 2014, MtronPTI entered into a Loan Agreement (the "CNB Loan Agreement"), with City National Bank of Florida ("City National"). The CNB Loan Agreement provides for a revolving line of credit in the amount of $3.0 million (the "CNB Revolver"), which bears interest at a variable rate equal to 30-day LIBOR plus 200 basis points to be set on the first day of each month, and expires on September 30, 2016. The CNB Loan Agreement also provides that MtronPTI will pay City National a fee equal to 0.75% per year on the daily unused amount. The Company's obligations under the CNB Loan Agreement are secured only by cash collateral and do not require any other liens.

In connection with the CNB Loan Agreement, MtronPTI also entered into a Cash Collateral Agreement with City National (the "CNB Cash Collateral Agreement") and delivered a Revolving Promissory Note in the principal amount of $3.0 million to City National (the "CNB Revolving Promissory Note").

The CNB Cash Collateral Agreement provides that MtronPTI will hold cash collateral equal to any amounts outstanding under the CNB Revolver in a non-interest bearing deposit account with City National. Provided that MtronPTI is not in default of any of its obligations under the CNB Loan Agreement, the CNB Revolving Promissory Note or the CNB Cash Collateral Agreement, the funds collateralizing the CNB Revolver are restricted only to the extent of the outstanding principal amount under the CNB Revolver. At March 31, 2016 and December 31, 2015, there was no balance outstanding under the CNB Revolver and no associated restricted cash.

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

The Company meets these conditions upon shipment because title and risk of loss passes to the customer at that time.  However, the Company offers a limited right of return and/or authorized price protection provisions in its agreements with certain electronic component distributors who resell the Company's products to original equipment manufacturers or electronic manufacturing services companies.  As a result, the Company estimates and records a reserve for future returns and other charges against revenue at the time of shipment consistent with the terms of sale. The reserve is estimated based on historical experience with each respective distributor.  The amount of the reserve at March 31, 2016 and December 31, 2015, is not material to the financial statements.

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

Income Taxes

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The future recoverability of the Company's net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards. The Company maintains a full valuation allowance against the Company's net deferred tax assets.  The valuation allowance was calculated in accordance with the provisions of ASC 740, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance.  We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company's principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on their evaluation of the Company's disclosure controls and procedures, the Company's principal executive officer and principal financial officer, with the participation of the Company's management, have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2016, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2016, there were no changes in the Company's internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

THE LGL GROUP, INC.

Date: May 13, 2016	By:	/s/ Michael J. Ferrantino, Sr.
Michael J. Ferrantino, Sr.
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2016	By:	/s/ Patti A. Smith
Patti A. Smith
Chief Financial Officer (Principal Financial and Accounting Officer)