Form 10-Q
period 2016-06-30
LGL GROUP INC
filed 2016-08-12
CIK 61004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2016
Common Stock, $0.01 par value	2,665,434

INDEX

THE LGL GROUP, INC.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets:	1
	– As of June 30, 2016
	– As of December 31, 2015
	Condensed Consolidated Statements of Operations:	2
	– Three and six months ended June 30, 2016 and 2015
	Condensed Consolidated Statements of Comprehensive Income (Loss):	3
	– Three and six months ended June 30, 2016 and 2015
	Condensed Consolidated Statement of Stockholders' Equity:	4
	– Six months ended June 30, 2016
	Condensed Consolidated Statements of Cash Flows:	5
	– Six months ended June 30, 2016 and 2015
	Notes to Condensed Consolidated Financial Statements:	6
Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures	12
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	13
Item 1A.	Risk Factors	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	Mine Safety Disclosures	13
Item 5.	Other Information	13
Item 6.	Exhibits	13
SIGNATURES		14

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
	June 30, 2016	December 31, 2015
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$5,563	$5,553
Accounts receivable, less allowances of $32 and $34, respectively	3,137	2,606
Inventories, net (Note C)	3,477	3,546
Prepaid expenses and other current assets	227	247
Total Current Assets	12,404	11,952
Property, Plant and Equipment:
Land	633	633
Buildings and improvements	3,946	3,938
Machinery and equipment	16,688	16,633
Gross property, plant and equipment	21,267	21,204
Less: accumulated depreciation	(18,402)	(18,039)
Net property, plant, and equipment	2,865	3,165
Intangible assets, net (Note D)	448	475
Other assets, net	206	211
Total Assets	$15,923	$15,803

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,208	$987
Accrued compensation and commissions expense	779	769
Accrued warranty expense	118	126
Other accrued expenses	220	194
Total Current Liabilities	$2,325	2,076
Commitments and Contingencies (Note J)
Stockholders' Equity
Common stock, $0.01 par value - 10,000,000 shares authorized; 2,745,098 shares issued and 2,665,434 shares outstanding at June 30, 2016 and December 31, 2015	27	27
Additional paid-in capital	29,093	29,106
Accumulated deficit	(14,984)	(14,874)
Treasury stock: 79,664 shares held in treasury at cost at June 30, 2016 and December 31, 2015	(572)	(572)
Accumulated other comprehensive income	34	40
Total Stockholders' Equity	13,598	13,727
Total Liabilities and Stockholders' Equity	$15,923	$15,803

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

REVENUES	$5,231	$5,471	$9,987	$10,875
Cost and Expenses:
Manufacturing cost of sales	3,459	3,683	6,716	7,288
Engineering, selling and administrative	1,746	2,121	3,407	4,081
OPERATING INCOME (LOSS)	26	(333)	(136)	(494)
Other (Expense) Income:
Interest expense, net	(7)	(4)	(13)	(9)
Other (expense) income, net	(4)	147	38	135
Total Other (Expense) Income	(11)	143	25	126
INCOME (LOSS) BEFORE INCOME TAXES	15	(190)	(111)	(368)
Income tax benefit (provision)	1	(11)	1	(11)
NET INCOME (LOSS)	$16	$(201)	$(110)	$(379)
Weighted average number of shares used in basic and diluted net income (loss) per common share calculation	2,665,434	2,637,719	2,665,434	2,627,160
BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.01	$(0.08)	$(0.04)	$(0.14)

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
NET INCOME (LOSS)	$16	$(201)	$(110)	$(379)
Other Comprehensive Loss:
Unrealized loss on available-for-sale securities, net of taxes	(3)	(14)	(6)	(1)
TOTAL OTHER COMPREHENSIVE LOSS	(3)	(14)	(6)	(1)
COMPREHENSIVE INCOME (LOSS)	$13	$(215)	$(116)	$(380)

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED

(Dollars in Thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2015	2,665,434	$27	$29,106	$(14,874)	$(572)	$40	$13,727
Net loss	—	—	—	(110)	—	—	(110)
Other comprehensive loss	—	—	—	—	—	(6)	(6)
Stock-based compensation	—	—	(13)	—	—	—	(13)
Balance at June 30, 2016	2,665,434	$27	$29,093	$(14,984)	$(572)	$34	$13,598

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

(Dollars in Thousands)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(110)	$(379)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	369	400
Amortization of finite-lived intangible assets	32	35
Stock-based compensation	(13)	187
Gain on disposal of assets	(36)	(67)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(531)	304
Decrease in inventories, net	69	406
Decrease in other assets	14	50
Increase (decrease) in trade accounts payable, accrued compensation and commissions expense, accrued warranty expense and other accrued liabilities	249	(522)
Net cash provided by operating activities	43	414

INVESTING ACTIVITIES
Capital expenditures	(76)	(269)
Other	43	94
Net cash used in investing activities	(33)	(175)

Increase in cash and cash equivalents	10	239
Cash and cash equivalents at beginning of period	5,553	5,192
Cash and cash equivalents at end of period	$5,563	$5,431

Supplemental Disclosure:
Cash paid for interest	$6	$—
Cash paid for income taxes	$27	$5

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.	Subsidiaries of the Registrant

The LGL Group, Inc. (together with its subsidiaries, the "Company"), incorporated in 1928 under the laws of the State of Indiana and reincorporated under the laws of the State of Delaware in 2007, is a holding company with subsidiaries engaged in the design and manufacture of highly-engineered, high reliability, frequency and spectrum control products.

As of June 30, 2016, the subsidiaries of the Company are as follows:

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.

This interim information should be read in conjunction with the consolidated financial statements and related notes thereto set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the "SEC") on March 29, 2016. The accompanying unaudited condensed consolidated financial statements should also be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.

C.	Inventories

Inventories are valued at the lower of cost or market value using the FIFO (first-in, first-out) method. The Company reduces the value of its inventories to market value when the market value is believed to be less than the cost of the item.  The inventory reserve for obsolescence as of June 30, 2016 and December 31, 2015 was $3,129,000 and $3,016,000, respectively.
Inventories are comprised of the following (in thousands):

	June 30, 2016	December 31, 2015

Raw materials	$1,253	$1,418
Work in process	1,372	1,325
Finished goods	852	803
Total Inventories, net	$3,477	$3,546

D.	Intangible Assets

Intangible assets are recorded at cost less accumulated amortization. Amortization is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range up to 10 years and is recorded as part of engineering, selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. The intangible assets consist of intellectual property and goodwill. The net carrying value of the amortizable intangible assets was $408,000 and $435,000 as of June 30, 2016 and December 31, 2015, respectively. Goodwill, which is not amortizable, was $40,000 as of June 30, 2016 and December 31, 2015.

The estimated aggregate amortization expense for the remaining portion of 2016 and each of the four succeeding years and thereafter is as follows (in thousands):

2016	$27
2017	54
2018	54
2019	54
2020	54
Thereafter	165
Total	$408

E.	Stock-Based Compensation

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

There were no stock option awards or restricted stock awards granted during the three and six months ended June 30, 2016. As of June 30, 2016, there was approximately $28,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements.

F.	Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with Accounting Standards Codification ("ASC") 260, Earnings Per Share ("ASC 260").  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share adjusts basic income (loss) per share for the effects of stock options, non-participating restricted common stock, and other potentially dilutive financial instruments, only in the periods in which the effects are dilutive. Shares of restricted stock granted to members of the Board of Directors (the "Board") as a portion of their director fees are deemed to be participating as defined by ASC 260 and therefore are included in the computation of basic income (loss) per share.

For the three and six months ended  June 30, 2016 and 2015, there were options to purchase 117,226 shares and 189,023 shares, respectively, of the Company's common stock and warrants to purchase 519,241 shares of common stock that were excluded from the diluted income (loss) per share computation because the impact of the assumed exercise of such stock options would have been anti-dilutive during the respective periods.

G.	Stockholders' Equity

On August 29, 2011, the Board authorized the Company to repurchase up to 100,000 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized and available for repurchase under the Company's existing share repurchase program to 540,000 shares, at such times, amounts and prices as the Company shall deem appropriate. As of June 30, 2016, the Company had repurchased a total of 79,664 shares of common stock at a cost of $572,000, which shares are currently held in treasury.

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

Fair Value Hierarchy

GAAP defines fair value, establishes a framework for measuring fair value, and requires disclosures about fair value measurements. GAAP emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions.  Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate the fair value. Assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as follows:

Level 1.	Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market is defined as a market in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2.	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in less active markets, or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities. Level 2 inputs also include non-binding market consensus prices that can be corroborated with observable market data, as well as quoted prices that were adjusted for security-specific restrictions.

Level 3.	Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities. Level 3 inputs also include non-binding market consensus prices or non-binding broker quotes that we were unable to corroborate with observable market data.

The following is a summary of valuation techniques utilized by the Company for its significant financial and non-financial assets and liabilities as of June 30, 2016 and December 31, 2015:

Assets

To estimate the fair value of its equity and U.S. Treasury securities (Level 1), the Company obtains current market pricing from quoted market sources or uses pricing for identical securities. Assets measured at fair value on a recurring basis are summarized below (in thousands).

	Level 1	Level 2	Level 3	Total June 30, 2016
Equity securities	$50	$—	$—	$50
U.S. Treasury securities (cash equivalents)	$4,093	$—	$—	$4,093

	Level 1	Level 2	Level 3	Total December 31, 2015
Equity securities	$56	$—	$—	$56
U.S. Treasury securities (cash equivalents)	$4,089	$—	$—	$4,089

There were no transfers from level 2 to level 3 during the period. There were no level 2 or 3 assets as of June 30, 2016 or December 31, 2015.

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

For the three and six months ended June 30, 2016 and 2015, significant foreign revenues from operations (10% or more of foreign sales) were as follows (in thousands):

	Three Months Ended June 30,
	2016	2015
Significant Foreign Revenues:
Malaysia	$782	$700
China	94	230
Thailand	37	206
All other foreign countries	546	484
Total foreign revenues	$1,459	$1,620

	Six Months Ended June 30,
	2016	2015
Significant Foreign Revenues:
Malaysia	$1,508	$1,298
China	157	465
Thailand	61	330
All other foreign countries	1,007	983
Total foreign revenues	$2,733	$3,076

The Company allocates its foreign revenue based on the customer's ship-to location.

J.	Commitments and Contingencies

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

At June 30, 2016 and December 31, 2015, approximately $4,093,000 and $4,089,000, respectively, was invested in United States Treasury money market funds managed by a related entity (the "Fund Manager") which is related through a common director. One of the Company's directors, who is also a 10% stockholder, currently serves as a director and executive officer of the Fund Manager. The fund transactions during the six months ended June 30, 2016 and for the year ended December 31, 2015, were directed solely at the discretion of Company management. There are no management fees associated with fund transactions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with the audited consolidated financial statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q of the Company and the Company's other communications and statements, other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. The Company intends for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about the Company's beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company's control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan," "target," "goal," and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. Therefore, such statements are not intended to be a guarantee of the Company's performance in future periods. The Company's actual future results may differ materially from those set forth in the Company's forward-looking statements. For information concerning these factors and related matters, see "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission (the "SEC") on March 29, 2016, this Report and our other filings with the SEC. However, other factors besides those referenced could adversely affect the Company's results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Report. The Company does not undertake to update any forward-looking statement, except as required by law. As a result, you should not place undue reliance on these forward-looking statements.

Results of Operations

Three months ended June 30, 2016 compared to three months ended June 30, 2015

Consolidated Revenues, Gross Margin and Backlog

Total revenues for the three months ended June 30, 2016 were $5,231,000, a decrease of 4.4% from revenues of $5,471,000 for the same prior year period.  Price compression from offshore manufacturers has reduced the number of economically feasible opportunities in the Internet Communications Technology ("ICT") market segment. The Company has moved away from such low margin commodities business and is focused on achieving revenue growth through the development of more complex, higher margin products, particularly in the Aerospace and Defense ("Aero/Defense") market segment.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues increased to 33.9% from 32.7% for the three months ended June 30, 2016, compared to the same prior year period.

At June 30, 2016, the Company's order backlog was $9,679,000, which was an increase of 7.4% compared to the backlog as of March 31, 2016, which was $9,016,000, and an increase of 9.3% compared to the backlog as of June 30, 2015, which was $8,857,000. The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent, which MtronPTI has determined are firm orders and likely to proceed.  Although backlog represents only firm orders that are considered likely to be fulfilled within the 12 months following receipt of the order, cancellations or scope adjustments may and do occur.

Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any.  The Company expects to fill its entire backlog within the next 12 months, but cannot provide assurances as to what portion of the order backlog will be fulfilled in a given year.

Operating Income (Loss)

Operating income was $26,000 for the three months ended June 30, 2016, compared to an operating loss of ($333,000) for the three months ended June 30, 2015.  The improvement is due to a reduction in engineering, selling and administrative costs which were 33.4% of revenue for the three months ended June 30, 2016, compared to 38.8% of revenue for the comparable prior year period, and a 1.2 percentage point increase in gross margin, offset by a 4.4% decrease in revenue.

Stock-Based Compensation

For the three months ended June 30, 2016, stock-based compensation expense was $3,000, compared to $174,000 for the three months ended June 30, 2015. Compensation expense related to stock-based compensation is recognized over the applicable vesting periods. As of June 30, 2016, there was approximately $28,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements.

Income Taxes

The Company recorded a tax benefit (provision) of $1,000 and ($11,000) for the three months ended June 30, 2016 and 2015, respectively.

The Company maintains a full valuation allowance against its deferred tax assets under the provisions of ASC 740, Income Taxes, ("ASC 740") based on the Company's assessment of the uncertainty surrounding the realization of the favorable U.S. tax benefits in future tax returns. When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the ability to realize deferred tax assets in future years, the Company will adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.

Net Income (Loss)

For the three months ended June 30, 2016, the Company reported net income of $16,000, compared to a net loss of ($201,000) for the comparable period in 2015. Basic and diluted net income (loss) per share for the three month periods ended June 30, 2016 and 2015, was $0.01 and ($0.08), respectively.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

Consolidated Revenues, Gross Margin and Backlog

Total revenues for the six months ended June 30, 2016 were $9,987,000, a decrease of 8.2% from revenues of $10,875,000 for the same prior year period.  Price compression from offshore manufacturers has reduced the number of economically feasible opportunities in the ICT market segment. The Company has moved away from such low margin commodities business and is focused on achieving revenue growth through the development of more complex, higher margin products, particularly in the Aero/Defense market segment.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues was 32.8% for the six months ended June 30, 2016, compared to 33.0% for the six months ended June 30, 2015. The slight decline in margin from the prior year period was primarily due to the affect of lower overall revenues on the fixed portion of manufacturing costs.

At June 30, 2016, the Company's order backlog was $9,679,000, which was an increase of 10.0% compared to the backlog as of December 31, 2015, which was $8,799,000.

Operating Loss

Operating loss of ($136,000) for the six months ended June 30, 2016 improved by $358,000 compared to an operating loss of ($494,000) for the comparable period in 2015.  The improvement is due to a reduction in engineering, selling and administrative costs which were 34.1% of revenue for the six months ended June 30, 2016, compared to 37.5% of revenue for the comparable prior year period, offset by the 8.2% decrease in revenue.

Stock-Based Compensation

For the six months ended June 30, 2016, stock-based compensation expense was ($13,000) due to the effect of forfeitures. For the six  months ended June 30, 2015, stock-based compensation expense was $187,000. Compensation expense related to stock-based compensation is recognized over the applicable vesting periods. As of June 30, 2016, there was approximately $28,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements.

Income Taxes

The Company recorded a tax benefit (provision) of $1,000 and ($11,000) for the three months ended June 30, 2016 and 2015, respectively.

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

Net Loss

Net loss for the six months ended June 30, 2016 improved to ($110,000), compared to a net loss of ($379,000) for the comparable period in 2015. Basic and diluted net loss per share for the six month periods ended June 30, 2016 and 2015 was ($0.04) and ($0.14), respectively.

Liquidity and Capital Resources

Cash and cash equivalents increased by $10,000, to $5,563,000 at June 30, 2016 from $5,553,000 at December 31, 2015.

Cash provided by operating activities was $43,000 and $414,000 for the six months ended June 30, 2016 and 2015, respectively.  The $371,000 decrease was primarily due to the non-cash adjustments for stock-based compensation and net changes in working capital, offset by an improvement in net loss.

Cash used in investing activities for the six months ended June 30, 2016 and 2015 was ($33,000) and ($175,000), respectively. The decrease was due to a reduction in capital expenditures.

At June 30, 2016, the Company's consolidated working capital was $10,079,000, compared to $9,876,000 at December 31, 2015.  At June 30, 2016, the Company had current assets of $12,404,000, current liabilities of $2,325,000 and a ratio of current assets to current liabilities of 5.34 to 1.00.  At December 31, 2015, the Company had current assets of $11,952,000, current liabilities of $2,076,000 and a ratio of current assets to current liabilities of 5.76 to 1.00.  Management continues to focus on efficiently managing working capital requirements to match operating activity levels.

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

The CNB Cash Collateral Agreement provides that MtronPTI will hold cash collateral equal to any amounts outstanding under the CNB Revolver in a non-interest bearing deposit account with City National. Provided that MtronPTI is not in default of any of its obligations under the CNB Loan Agreement, the CNB Revolving Promissory Note or the CNB Cash Collateral Agreement, the funds collateralizing the CNB Revolver are restricted only to the extent of the outstanding principal amount under the CNB Revolver. At June 30, 2016 and December 31, 2015, there was no balance outstanding under the CNB Revolver and no associated restricted cash.

The Company believes that existing cash and cash equivalents and cash generated from operations will be sufficient to meet its ongoing working capital and capital expenditure requirements for the next 12 months.  However, the Company has entered into discussions with City National to renew the CNB Loan Agreement, and may seek additional capital to fund future growth in its business, to provide flexibility to respond to dynamic market conditions, or to fund its strategic growth objectives.

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

Critical Accounting Policies

The Company's accounting policies and condensed consolidated financial statements have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires the Company to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that the Company has made these estimates and assumptions in an appropriate manner and in a way that accurately reflects the Company's financial condition. The Company continually tests and evaluates these estimates and assumptions using its historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If the Company's judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of the Company's results of operations to those of companies in similar businesses. The Company believes the following critical accounting policies govern the significant judgments and estimates used in the preparation of the financial statements, which should be read in conjunction with the more complete discussion of accounting policies and procedures included in Note A – Accounting and Reporting Policies to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

The Company meets these conditions upon shipment because title and risk of loss passes to the customer at that time.  However, the Company offers a limited right of return and/or authorized price protection provisions in its agreements with certain electronic component distributors who resell the Company's products to original equipment manufacturers or electronic manufacturing services companies.  As a result, the Company estimates and records a reserve for future returns and other charges against revenue at the time of shipment consistent with the terms of sale. The reserve is estimated based on historical experience with each respective distributor.  The amount of the reserve at June 30, 2016 and December 31, 2015 is not material to the financial statements.

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

Income Taxes

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The future recoverability of the Company's net deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of the loss carry forwards. The Company maintains a full valuation allowance against the Company's net deferred tax assets.  The valuation allowance was calculated in accordance with the provisions of ASC 740, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance.  The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to the Company, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Company recognizes that no controls and procedures, no matter how well designed and operated, can provide absolute assurance of achieving the desired control objectives.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2016 was conducted under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures, as of June 30, 2016, were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2016, there were no changes in the Company's internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K):
Exhibit No.		Description

3.1		Certificate of Incorporation of The LGL Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on August 31, 2007).
3.2		The LGL Group, Inc. By-Laws (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on August 31, 2007).
3.3		The LGL Group, Inc. Amendment No. 1 to By-Laws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on June 17, 2014).
4.1		Warrant Agreement, dated as of July 30, 2013, by and among The LGL Group, Inc., Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2013).
31.1	*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LGL GROUP, INC.

Date: August 12, 2016	By:	/s/ Michael J. Ferrantino, Sr.
Michael J. Ferrantino, Sr.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2016	By:	/s/ Patti A. Smith
Patti A. Smith
Chief Financial Officer (Principal Financial and Accounting Officer)