Form 10-Q
period 2016-09-30
LGL GROUP INC
filed 2016-11-14
CIK 61004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 001-00106

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at Novembrer 10, 2016
Common Stock, $0.01 par value	2,664,564

INDEX

THE LGL GROUP, INC.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets:	1
	– As of September 30, 2016
	– As of December 31, 2015
	Condensed Consolidated Statements of Operations:	2
	– Three and nine months ended September 30, 2016 and 2015
	Condensed Consolidated Statements of Comprehensive Loss:	3
	– Three and nine months ended September 30, 2016 and 2015
	Condensed Consolidated Statement of Stockholders' Equity:	4
	– Nine months ended September 30, 2016
	Condensed Consolidated Statements of Cash Flows:	5
	– Nine months ended September 30, 2016 and 2015
	Notes to Condensed Consolidated Financial Statements:	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
		13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits	20
SIGNATURES		21

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in Thousands)
	September 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$5,453	$5,553
Accounts receivable, less allowances of $35 and $34, respectively	3,064	2,606
Inventories, net (Note D)	3,697	3,546
Prepaid expenses and other current assets	365	247
Total Current Assets	12,579	11,952
Property, Plant and Equipment:
Land	633	633
Buildings and improvements	3,946	3,938
Machinery and equipment	16,809	16,633
Gross property, plant and equipment	21,388	21,204
Less: accumulated depreciation	(18,570)	(18,039)
Net property, plant, and equipment	2,818	3,165
Intangible assets, net (Note E)	647	475
Other assets, net	202	211
Total Assets	$16,246	$15,803

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,293	$987
Accrued compensation and commissions expense	903	769
Other accrued expenses	409	320
Total Current Liabilities	$2,605	2,076
Commitments and Contingencies (Note L)
Stockholders' Equity
Common stock, $0.01 par value - 10,000,000 shares authorized; 2,745,098 shares issued and 2,664,564 shares outstanding at September 30, 2016 and 2,665,434 shares outstanding at December 31, 2015	27	27
Additional paid-in capital	29,102	29,106
Accumulated deficit	(14,952)	(14,874)
Treasury stock: 80,534 and 79,664 shares held in treasury at cost at September 30, 2016 and December 31, 2015, respectively	(576)	(572)
Accumulated other comprehensive income	40	40
Total Stockholders' Equity	13,641	13,727
Total Liabilities and Stockholders' Equity	$16,246	$15,803

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

REVENUES	$5,128	$4,796	$15,115	$15,671
Cost and Expenses:
Manufacturing cost of sales	3,353	3,209	10,069	10,497
Engineering, selling and administrative	1,803	1,741	5,210	5,822
OPERATING LOSS	(28)	(154)	(164)	(648)
Other Income (Expense):
Interest expense, net	(7)	(16)	(20)	(25)
Other income (expense), net	67	(23)	105	112
Total Other Income (Expense)	60	(39)	85	87
INCOME (LOSS) BEFORE INCOME TAXES	32	(193)	(79)	(561)
Income tax (provision) benefit	—	(2)	1	(13)
NET INCOME (LOSS)	$32	$(195)	$(78)	$(574)

Basic per share information:
Net income (loss)	0.01	(0.07)	(0.03)	(0.22)
Weighted average shares outstanding	2,665,189	$2,652,779	$2,665,352	$2,635,794

Diluted per share information:
Net income (loss)	0.01	(0.07)	(0.03)	(0.22)
Weighted average shares outstanding	2,665,831	2,652,779	2,665,352	2,635,794

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
NET INCOME (LOSS)	$32	$(195)	$(78)	$(574)
Other Comprehensive Income (Loss):
Unrealized gain (loss) on available-for-sale securities, net of taxes	6	(4)	—	(5)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	38	(4)	—	(5)
COMPREHENSIVE INCOME (LOSS)	$38	$(199)	$(78)	$(579)

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED

(Dollars in Thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2015	2,665,434	$27	$29,106	$(14,874)	$(572)	$40	$13,727
Net loss	—	—	—	(78)	—	—	(78)
Purchase of common stock for treasury	(870)	—	—	—	(4)	—	(4)
Stock-based compensation	—	—	(4)	—	—	—	(4)
Balance at September 30, 2016	2,664,564	$27	$29,102	$(14,952)	$(576)	$40	$13,641

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

(Dollars in Thousands)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(78)	$(574)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	537	607
Amortization of finite-lived intangible assets	50	51
Stock-based compensation	(4)	201
Impairment of note receivable	—	43
Gain on disposal of assets	(110)	(67)
Bargain purchase gain	(4)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(450)	1,065
(Increase) decrease in inventories, net	(121)	424
(Increase) decrease in other assets	(36)	42
Increase (decrease) in trade accounts payable, accrued compensation and commissions expense and other accrued liabilities	484	(767)
Net cash provided by operating activities	268	1,025

INVESTING ACTIVITIES
Capital expenditures	(112)	(370)
Acquisition of a business	(295)	—
Other	43	94
Net cash used in investing activities	(364)	(276)

FINANCING ACTIVITIES
Purchase of treasury stock	(4)	—
Net cash provided by financing activities	(4)	—

(Decrease) increase in cash and cash equivalents	(100)	749
Cash and cash equivalents at beginning of period	5,553	5,192
Cash and cash equivalents at end of period	$5,453	$5,941

Supplemental Disclosure:
Cash paid for interest	$17	$—
Cash paid for income taxes	$38	$11

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

A.	Subsidiaries of the Registrant

The LGL Group, Inc. (the "Company"), incorporated in 1928 under the laws of the State of Indiana and reincorporated under the laws of the State of Delaware in 2007, is a holding company with subsidiaries engaged in the designing, manufacturing and marketing of highly-engineered electronic components used to control the frequency or timing of signals in electronic circuits and in the design of high performance Frequency and Time reference standards that form the basis for timing and synchronization in various applications.

As of September 30, 2016, the subsidiaries of the Company are as follows:

Owned By The LGL Group, Inc.
M-tron Industries, Inc.	100.0%
Piezo Technology, Inc.	100.0%
Piezo Technology India Private Ltd.	99.0%
M-tron Asia, LLC	100.0%
M-tron Industries, Ltd.	100.0%
GC Opportunities Ltd.	100.0%
M-tron Services, Ltd.	100.0%
Precise Time and Frequency, LLC	100.0%
Lynch Systems, Inc.	100.0%

The Company operates through its two principal subsidiaries, M-tron Industries, Inc., which includes the operations of Piezo Technology, Inc. ("PTI") and M-tron Asia, LLC ("Mtron"), together ("MtronPTI"), and Precise Time and Frequency, LLC ("PTF"), a newly formed subsidiary, to hold the assets of Precise Time and Frequency, Inc., as discussed in Note B below. The Company has operations in Orlando, Florida, Yankton, South Dakota, Wakefield, Massachusetts and Noida, India.  MtronPTI also has sales offices in Sacramento, California and Hong Kong.

During 2007, the Company sold the operating assets of Lynch Systems, Inc., a subsidiary of the Company, to an unrelated party.

B.	Business Combination

On September 2, 2016, PTF acquired certain assets and assumed certain liabilities of Precise Time and Frequency, Inc. ("PTF Inc.") (the "PTF Acquisition") for cash consideration of $295,000. The acquisition was accounted for under the acquisition method of accounting for business combinations pursuant to the provisions of Accounting Standards Codification ("ASC") 805, Business Combinations, ("ASC 805"). The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their fair values as of the closing date of the acquisition.

The acquired assets include intellectual property and equipment that will support the Company's strategy to be a broader based supplier of highly engineered products for the generation, synchronization and control of timing and frequency. The intangible assets acquired are being amortized over a weighted average period of ten years. The Company believes this product line will complement the complete line of spectrum control products that MtronPTI currently provides.

The following is a summary of the preliminary purchase price allocation to the estimated fair values of assets acquired and liabilites assumed in the PTF Acquisition (in thousands):

Purchase consideration	$295

Net assets acquired:
Current assets	45
Fixed assets	85
Intangible assets	214
Current liabilities	(45)
Net assets acquired	$299

Bargain purchase gain	$(4)

The assets acquired and and liabilites assumed by PTF were done so through the distressed sale of PTF Inc. and  resulted in a bargain purchase gain which is recorded in other income (expense), net in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2016.

Management estimated the fair value of net assets acquired using valuation techniques including income, cost and market approaches. In estimating the fair value of acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenues and cash flows, expected future growth rates and estimated discount rates. The allocation of the purchase price is preliminary as the third party valuation report is not finalized and may be adjusted during the remainder of fiscal 2016.  The items still under review include the fair value of inventory, fixed assets and intangible assets.

The following table sets forth certain unaudited pro forma information for the three and nine months ended September 30, 2016 and 2015 assuming that the PTF Acquisition occurred on January 1, 2015 (in thousands, except per share data):

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Historical	Pro Forma Adjustments	Pro Forma	Historical	Pro Forma Adjustments	Pro Forma

Revenue	$5,188	$—	$5,188	$15,353	$—	$15,353
Net income (loss)	$29	$34	$63	$(90)	$25	$(65)

Basic net income (loss) per share	$0.01	$0.01	$0.02	$(0.03)	$0.01	$(0.02)
Diluted net income (loss) per share	$0.01	$0.01	$0.02	$(0.03)	$0.01	$(0.02)

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Historical	Pro Forma Adjustments	Pro Forma	Historical	Pro Forma Adjustments	Pro Forma

Revenue	$4,979	$—	$4,979	$16,219	$—	$16,219
Net loss	$(205)	$(42)	$(247)	$(605)	$(51)	$(656)

Basic net loss per share	$(0.08)	$(0.01)	$(0.09)	$(0.23)	$(0.02)	$(0.25)
Diluted net loss per share	$(0.08)	$(0.01)	$(0.09)	$(0.23)	$(0.02)	$(0.25)

The pro forma adjustments include amortization expense related to the acquired intangible assets and an adjustment to remove acquisition related expenses incurred in 2016 that for pro forma purposes should be reflected in 2015.

The net sales included in the Company's consolidated statement of operations which were generated by the PTF Acquisition from the acquisition closing date of September 2, 2016 through September 30, 2016 was $14,000. The losses included in the Company's condensed consolidated statement of operations derived from the PTF Acquisition's business from the acquisition closing date to September 30, 2016 were ($50,000).

Acquisition-related costs for purposes of accounting principles generally accepted in the United States of America ("GAAP") are costs the acquirer incurs to effect a business combination, including advisory, legal, accounting, valuation, and other professional or consulting fees.  The Company incurred a total of approximately $38,000 of acquisition-related costs charged to engineering, general and administrative expenses during the three and nine months ended September 30, 2016.

C.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.

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

D.	Inventories

Inventories are valued at the lower of cost or market value using the FIFO (first-in, first-out) method. The Company reduces the value of its inventories to market value when the market value is believed to be less than the cost of the item.  The inventory reserve for obsolescence as of September 30, 2016 and December 31, 2015 was $2,873,000 and $3,016,000, respectively.

Inventories are comprised of the following (in thousands):

	September 30, 2016	December 31, 2015

Raw materials	$1,387	$1,418
Work in process	1,391	1,325
Finished goods	919	803
Total Inventories, net	$3,697	$3,546

E.	Intangible Assets

Intangible assets are recorded at cost less accumulated amortization and included in engineering, selling and administrative expenses in the accompanying condensed consolidated statements of operations. Amortization is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range up to 10 years. The intangible assets consist of intellectual property and goodwill. As a result of the PTF Acquisition, the gross carrying amount of intangible assets increased from $538,000 at December 31, 2015 to $752,000 at September 30, 2016. The net carrying value of the amortizable intangible assets was $607,000 and $435,000 as of September 30, 2016 and December 31, 2015, respectively. Goodwill, which is not amortizable, was $40,000 as of September 30, 2016 and December 31, 2015.

The estimated aggregate amortization expense for the remaining portion of 2016 and each of the four succeeding years and thereafter is as follows (in thousands):

2016	$19
2017	75
2018	75
2019	75
2020	75
Thereafter	288
Total	$607

F.	CNB Loan

On September 30, 2016, MtronPTI renewed its Loan Agreement (the "CNB Loan Agreement"), with City National Bank of Florida ("City National"). The CNB Loan Agreement provides for a revolving line of credit in the amount of $3.0 million (the "CNB Revolver"), which bears interest at a variable rate equal to 30-day LIBOR plus 200 basis points to be set on the first day of each month, and expires on September 30, 2018. The CNB Loan Agreement also provides that MtronPTI will pay City National a fee equal to 0.75% per year on the daily unused amount. The Company's obligations under the CNB Loan Agreement are secured only by cash collateral and do not require any other liens.

At September 30, 2016 and December 31, 2015, there was no balance outstanding under the CNB Revolver and no associated restricted cash.

G.	Stock-Based Compensation

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

On September 2, 2016, the Company's board of directors (the "Board") granted a total of 28,000 options to purchase shares of the Company's common stock to members of executive management pursuant to the Company's Amended and Restated 2011 Incentive Plan. These stock options have an exercise price equal to the grant date fair value of the Company's common stock of $3.90, a three-year life expiring on September 2, 2021, and vest as follows: 25% on the grant date; 25% on the first anniversary of the grant date; an additional 25% on the second anniversary of the grant date; and the remaining 25% on the third anniversary of the grant date. These stock options have a grant date fair value of $0.89 per option.

Compensation expense related to share-based compensation is recognized over the applicable vesting periods. As of September 30, 2016, there was approximately $38,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements that will be recognized over a weighted average period of 2.2 years..

H.	Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with Accounting Standards Codification ("ASC") 260, Earnings Per Share ("ASC 260").  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share adjusts basic income (loss) per share for the effects of stock options, non-participating restricted common stock, and other potentially dilutive financial instruments, only in the periods in which the effects are dilutive. Shares of restricted stock granted to members of the Board as a portion of their director fees are deemed to be participating as defined by ASC 260 and therefore are included in the computation of basic income (loss) per share.

For the three and nine months ended  September 30, 2016 there were options to purchase 130,554 shares and 139,902 shares, respectively, of the Company's common stock and warrants to purchase 519,241 shares of common stock that were excluded from the diluted income (loss) per share computation because the impact of the assumed exercise of such stock options would have been anti-dilutive during the respective periods.

For the three and nine months ended  September 30, 2015, there were options to purchase 189,023 shares of the Company's common stock and warrants to purchase 519,241 shares of common stock that were excluded from the diluted income (loss) per share computation because the impact of the assumed exercise of such stock options would have been anti-dilutive during the respective periods.

The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding for the three and nine months ended September 30, 2016 and 2015

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Weighted average shares outstanding - basic	2,665,189	2,652,779	2,665,352	2,635,794
Effect of diluted securities	642	—	—	—
Weighted average shares outstanding - diluted	2,665,831	2,652,779	2,665,352	2,635,794

I.	Stockholders' Equity

On August 29, 2011, the Board authorized the Company to repurchase up to 100,000 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized and available for repurchase under the Company's existing share repurchase program to 540,000 shares, at such times, amounts and prices as the Company shall deem appropriate. As of September 30, 2016, the Company had repurchased a total of 80,534 shares of common stock at a cost of $576,000, which shares are currently held in treasury.

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

The warrants are quoted on the over-the-counter market under the symbol "LGLPW."

J.	Fair Value Measurements

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

The following is a summary of valuation techniques utilized by the Company for its significant financial and non-financial assets and liabilities as of September 30, 2016 and December 31, 2015:
The following is a summary of valuation techniques utilized by the Company for its significant financial and non-financial assets and liabilities as of September 30, 2016 and December 31, 2015:

Assets

To estimate the fair value of its equity and U.S. Treasury securities (Level 1), the Company obtains current market pricing from quoted market sources or uses pricing for identical securities. Assets measured at fair value on a recurring basis are summarized below (in thousands).

	Level 1	Level 2	Level 3	Total September 30, 2016
Equity securities	$55	$—	$—	$55
U.S. Treasury securities (cash equivalents)	$3,695	$—	$—	$3,695

	Level 1	Level 2	Level 3	Total December 31, 2015
Equity securities	$56	$—	$—	$56
U.S. Treasury securities (cash equivalents)	$4,089	$—	$—	$4,089

There were no transfers from level 2 to level 3 during the period. There were no level 2 or 3 assets  as of September 30, 2016 or December 31, 2015.

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

K.	Foreign Revenues

For the three and nine months ended September 30, 2016 and 2015, significant foreign revenues from operations (10% or more of foreign sales) were as follows (in thousands):

	Three Months Ended September 30,
	2016	2015
Significant Foreign Revenues:
Malaysia	$694	$451
All other foreign countries	655	629
Total foreign revenues	$1,349	$1,080

	Nine Months Ended September 30,
	2016	2015
Significant Foreign Revenues:
Malaysia	$2,202	$1,749
All other foreign countries	1,880	2,407
Total foreign revenues	$4,082	$4,156

The Company allocates its foreign revenue based on the customer's ship-to location.

L.	Commitments and Contingencies

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

At September 30, 2016 and December 31, 2015, approximately $3,695,000 and $4,089,000, respectively, was invested in United States Treasury money market funds managed by a related entity (the "Fund Manager") which is related through a common director. One of the Company's directors, who is also a 10% stockholder, currently serves as a director and executive officer of the Fund Manager. The fund transactions during the nine months ended September 30, 2016 and for the year ended December 31, 2015, were directed solely at the discretion of Company management. There are no management fees associated with fund transactions.

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

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q of the Company and the Company's other communications and statements, other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company intends for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about the Company's beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company's control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan," "target," "goal," and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. Therefore, such statements are not intended to be a guarantee of the Company's performance in future periods. The Company's actual future results may differ materially from those set forth in the Company's forward-looking statements. For information concerning these factors and related matters, see "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the the SEC on March 29, 2016, this Report and our other filings with the SEC. However, other factors besides those referenced could adversely affect the Company's results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Report. The Company does not undertake to update any forward-looking statement, except as required by law. As a result, you should not place undue reliance on these forward-looking statements.

Results of Operations

Three months ended September 30, 2016 compared to three months ended September 30, 2015

Consolidated Revenues, Gross Margin and Backlog

Total revenues for the three months ended September 30, 2016 were $5,128,000, an increase of 6.9% from revenues of $4,796,000 for the same prior year period.  The increase is being driven by the Company's strategy to move away from low margin commodities business and focus on achieving revenue growth through the development of more complex, higher margin products, particularly in the Aerospace and Defense ("Aero/Defense") market segment.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues increased to 34.6% from 33.1% for the three months ended September 30, 2016, compared to the same prior year period.

As of September 30, 2016, the Company's order backlog was $11,017,000, which was an increase of 25.4% compared to the backlog as of September 30, 2015, which was $8,783,000. The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent, which MtronPTI has determined are firm orders and likely to proceed.  Although backlog represents only firm orders that are considered likely to be fulfilled within the 12 months following receipt of the order, cancellations or scope adjustments may and do occur.

Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any.  The Company expects to fill its entire backlog within the next 12 months, but cannot provide assurances as to what portion of the order backlog will be fulfilled in a given year.

Operating Loss

Operating loss was ($28,000) for the three months ended September 30, 2016, compared to ($154,000) for the three months ended September 30, 2015.  The improvement is due to a 6.9% increase in revenue and a 1.5 percentage point increase in gross margin offset by approximately $38,000 of one-time period costs related to the PTF Acquisition.

Stock-Based Compensation

For the three months ended September 30, 2016, stock-based compensation expense was $8,000, compared to $14,000 for the three months ended September 30, 2015. Compensation expense related to stock-based compensation is recognized over the applicable vesting periods. As of September 30, 2016, there was approximately $38,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements.

Income Taxes

The Company recorded a tax benefit (provision) of $0 and ($2,000) for the three months ended September 30, 2016 and 2015, respectively.

The Company maintains a full valuation allowance against its deferred tax assets under the provisions of ASC 740, Income Taxes, ("ASC 740"), based on the Company's assessment of the uncertainty surrounding the realization of the favorable U.S. tax benefits in future tax returns. When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the ability to realize deferred tax assets in future years, the Company will adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.

Other Income (Expense), Net

For the three months ended September 30, 2016, other income, net was $67,000 compared to other expense, net of ($23,000) for the three months ended September 30, 2015. The current period consists primarily of $74,000 of net insurance proceeds received for damaged equipment and inventory and a $4,000 bargain purchase gain resulting from the PTF Acquisition. The prior year expense consists primarily of foreign currency transaction losses.

Net Income (Loss)

For the three months ended September 30, 2016, the Company reported net income of $32,000, compared to a net loss of ($195,000) for the comparable period in 2015. Basic and diluted net income (loss) per share for the three month periods ended September 30, 2016 and 2015, was $0.01 and ($0.07), respectively.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Consolidated Revenues, Gross Margin and Backlog

Total revenues for the nine months ended September 30, 2016 were $15,115,000, a decrease of 3.5% from revenues of $15,671,000 for the same prior year period.  Price compression from offshore manufacturers has reduced the number of economically feasible opportunities in the Internet Communications Technology market segment. The Company has moved away from such low margin commodities business and is focused on achieving revenue growth through the development of more complex, higher margin products, particularly in the Aero/Defense market segment.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues was 33.4% for the nine months ended September 30, 2016, compared to 33.0% for the nine months ended September 30, 2015.

As of September 30, 2016, the Company's order backlog was $11,017,000, which was an increase of 25.2% compared to the backlog as of December 31, 2015, which was $8,799,000.

Operating Loss

Operating loss of ($164,000) for the nine months ended September 30, 2016 improved by $484,000 compared to an operating loss of ($648,000) for the comparable period in 2015.  The improvement is due to a reduction in engineering, selling and administrative expenses which were 34.5% of revenue for the nine months ended September 30, 2016, compared to 37.2% of revenue for the comparable prior year period, partially offset by a 3.5% decrease in revenue.

Stock-Based Compensation

For the nine months ended September 30, 2016, stock-based compensation expense was ($4,000) due to the effect of actual forfeitures. For the nine  months ended September 30, 2015, stock-based compensation expense was $201,000. Compensation expense related to stock-based compensation is recognized over the applicable vesting periods. As of September 30, 2016, there was approximately $38,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements.

Income Taxes

The Company recorded a tax benefit (provision) of $1,000 and ($13,000) for the three months ended September 30, 2016 and 2015, respectively.

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

Other Income

For the nine months ended September 30, 2016, other income, net was $105,000 compared to $112,000 for the nine months ended September 30, 2015. The current period consists of approximately $118,000 of net insurance proceeds received for damaged equipment and inventory and a $4,000 bargain purchase gain resulting from the PTF Acquisition, offset by other expenses. The prior period consists of approximately $159,000 of net insurance proceeds received for damaged equipment and inventory, partially offset by foreign currency transaction gains.

Net Loss

Net loss for the nine months ended September 30, 2016 improved to ($78,000), compared to a net loss of ($574,000) for the comparable period in 2015. Basic and diluted net loss per share for the nine month periods ended September 30, 2016 and 2015 was ($0.03) and ($0.22), respectively.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $100,000, to $5,453,000 as of September 30, 2016 from $5,553,000 at December 31, 2015.

Cash provided by operating activities was $268,000 and $1,025,000 for the nine months ended September 30, 2016 and 2015, respectively.  The $757,000 decrease was primarily due to a decrease in non-cash adjustments for depreciation, stock-based compensation, gain on disposal of assets and bargain purchase gain totaling ($366,000), and net changes in working capital accounts of ($887,000), offset by an improvement in net loss of $496,000.

Cash used in investing activities for the nine months ended September 30, 2016 and 2015 was ($364,000) and ($276,000), respectively. For the nine months ended September 30, 2016 the Company used ($295,000) to investment in the PTF Acquisition and ($112,000) to invest in capital expenditures. These investments were offset by insurance proceeds of $43,000. For the nine months ended September 30, 2015 the Company invested ($370,000) in capital expenditures. These investments were offset by insurance proceeds of $94,000.

For the nine months ended September 30, 2016 the Company used $4,000 to purchase treasury shares. There were no financing activities for the nine months ended September 30, 2015.

As of September 30, 2016, the Company's consolidated working capital was $9,974,000, compared to $9,876,000 at December 31, 2015.  As of September 30, 2016, the Company had current assets of $12,579,000, current liabilities of $2,605,000 and a ratio of current assets to current liabilities of 4.83 to 1.00.  As of December 31, 2015, the Company had current assets of $11,952,000, current liabilities of $2,076,000 and a ratio of current assets to current liabilities of 5.76 to 1.00.  Management continues to focus on efficiently managing working capital requirements to match operating activity levels.

On September 30, 2016, MtronPTI renewed its Loan Agreement (the "CNB Loan Agreement") with City National Bank of Florida ("City National"). The CNB Loan Agreement provides for a revolving line of credit in the amount of $3.0 million (the "CNB Revolver"), which bears interest at a variable rate equal to 30-day LIBOR plus 200 basis points to be set on the first day of each month, and expires on September 30, 2018. The CNB Loan Agreement also provides that MtronPTI will pay City National a fee equal to 0.75% per year on the daily unused amount. The Company's obligations under the CNB Loan Agreement are secured only by cash collateral and do not require any other liens.

In connection with the CNB Loan Agreement, MtronPTI also entered into a Cash Collateral Agreement with City National (the "CNB Cash Collateral Agreement") and delivered a Revolving Promissory Note in the principal amount of $3.0 million to City National (the "CNB Revolving Promissory Note").

The CNB Cash Collateral Agreement provides that MtronPTI will hold cash collateral equal to any amounts outstanding under the CNB Revolver in a non-interest bearing deposit account with City National. Provided that MtronPTI is not in default of any of its obligations under the CNB Loan Agreement, the CNB Revolving Promissory Note or the CNB Cash Collateral Agreement, the funds collateralizing the CNB Revolver are restricted only to the extent of the outstanding principal amount under the CNB Revolver. At September 30, 2016 and December 31, 2015, there was no balance outstanding under the CNB Revolver and no associated restricted cash.

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

The Company meets these conditions upon shipment because title and risk of loss passes to the customer at that time.  However, the Company offers a limited right of return and/or authorized price protection provisions in its agreements with certain electronic component distributors who resell the Company's products to original equipment manufacturers or electronic manufacturing services companies.  As a result, the Company estimates and records a reserve for future returns and other charges against revenue at the time of shipment consistent with the terms of sale. The reserve is estimated based on historical experience with each respective distributor.  The amount of the reserve at September 30, 2016 and December 31, 2015 is not material to the financial statements.

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

The Company estimates the fair value of stock options on the grant date using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. There is no expected dividend rate. Historical Company information was the basis for the expected volatility assumption as the Company believes that the historical volatility over the life of the option is indicative of expected volatility in the future. The risk-free interest rate is based on the U.S. Treasury zero-coupon rates with a remaining term equal to the expected term of the option. The Company also estimates forfeitures at the time of grant and revises, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based upon past history of actual performance, forfeiture rates ranging from zero percent to twenty-five percent have been assumed for options granted.

Stock awards are made at a value equal to the market price of the Company's common stock on the date of the grant.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2016 was conducted under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures, as of September 30, 2016, were effective at a reasonable assurance level.

Notwithstanding the foregoing, on September 2, 2016, the Company completed the PTF Acquisition, and management has excluded the assets acquired and liabilities assumed in this transaction from its assessment of the effectiveness of disclosure controls and processes as of September 30, 2016.

Changes in Internal Control Over Financial Reporting

Except as set forth below, during the fiscal quarter ended September 30, 2016, there were no changes in the Company's internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Notwithstanding the foregoing, as permitted by guidance provided by the SEC, companies are allowed to exclude certain acquisitions from their assessment of internal controls over financial reporting during the first year of an acquisition while integrating the acquired company. As plans to integrate PTF Inc.'s processes and systems into the Company's structure are developed and accomplished, management will continue to update its assessment at each reporting period.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.
Item 6. Exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K):
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

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
____________

* Filed herewith

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

THE LGL GROUP, INC.

Date: November 10, 2016	By:	/s/ Michael J. Ferrantino, Sr.
Michael J. Ferrantino, Sr.
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2016	By:	/s/ Patti A. Smith
Patti A. Smith
Chief Financial Officer (Principal Financial and Accounting Officer)