Form 10-K
period 2016-12-31
LGL GROUP INC
filed 2017-03-29
CIK 61004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549
_________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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
Yes ☐ No ☒

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant's common stock on the last business day of the registrant's most recently completed second fiscal quarter of $3.28, was $7,147,940.  Solely for the purpose of this calculation, shares held by directors and executive officers of the registrant have been excluded.  Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

The number of outstanding shares of the registrant's common stock was 2,675,466  as of March 21, 2017.

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

The LGL Group, Inc. (together with its subsidiaries, the "Company", "LGL", "we", "us", or "our") is a globally-positioned producer of industrial and commercial products and services. We operate in two identified segments. Our electronic components segment is currently focused on the design and manufacture of highly-engineered, high reliability frequency and spectrum control products.  These electronic components ensure reliability and security in aerospace and defense communications, low noise and base accuracy for laboratory instruments, and synchronous data transfers throughout the wireless and Internet infrastructure. Our electronic instruments segment is focused on the design and manufacture of high performance Frequency and Time reference standards that form the basis for timing and synchronization in various applications. The Company was incorporated in 1928 under the laws of the State of Indiana, and in 2007, the Company was reincorporated under the laws of the State of Delaware as The LGL Group, Inc. We maintain our executive offices at 2525 Shader Road, Orlando, Florida, 32804.  Our telephone number is (407) 298-2000.  Our common stock is traded on the NYSE MKT under the symbol "LGL." Our warrants to purchase common stock, expiring August 6, 2018, are available for trading on the over-the-counter market under the symbol "LGLPW."

We operate through our two principal subsidiaries, M-tron Industries, Inc. (together with its subsidiaries, "MtronPTI"), which has design and manufacturing facilities in Orlando, Florida, Yankton, South Dakota and Noida, India and Precise Time and Frequency, LLC ("PTF") which has a design and manufacturing facility in Wakefield, Massachusetts. We also have local sales and customer support offices in Sacramento, California, Austin, Texas and Hong Kong.

Our primary objective is to create long-term growth with a market-based approach of designing and offering new products to our customers through both organic research and development, and through strategic partnerships, joint ventures, acquisitions or mergers. We seek to leverage our core strength as an engineering leader to expand client access, add new capabilities and continue to diversify our product offerings.  Our focus is on investments that will differentiate us, broaden our portfolio and lead toward higher levels of integration organically and through joint venture, merger and acquisition opportunities.  We believe that successful execution of this strategy will lead to a transformation of our product portfolio towards longer product life cycles, better margins and improved competitive position.

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

MtronPTI Products

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

New product development continues to be a key focus for MtronPTI as it continues to push its roadmap to meet the needs of its served markets.  Within Frequency Control, design efforts are focused on smaller packages, lower power, and use of new materials to provide compensation and harsh environment performance that surpasses customer requirements.  Spectrum Control seeks to develop higher power handling, higher levels of integration and a range of integrated products within the RF subsystem.

Overview of PTF

PTF designs, manufactures and markets for sale time and frequency products. The industries PTF serves include computer networking, satellite earth stations, electric utilities, broadcasting and telecommunication systems. PTF was originally founded in 2002 and the company's assets were acquired by LGL in September 2016 through a business acquisition, making us a broader based supplier of highly engineered products for the generation of time and frequency references for synchronization and control. Since its inception PTF has developed a comprehensive portfolio of time and frequency instruments complemented by a wide range of ancillary products such as distribution amplifiers and redundancy auto switches.

PTF Products

PTF's products range from simple, low cost time and frequency solutions, to premium products designed to deliver maximum performance for the most demanding applications. PTF's products include Frequency and Time Reference Standards, distribution amplifiers, redundancy auto switches and NTP servers, all of which are used in a broad range of applications worldwide.

PTF's Frequency and Time Reference Standards include quartz Frequency Standards, GPS/GNS Frequency and Time Standards and rubidium atomic Frequency Standards. The de facto standard for many highly demanding applications, such as satellite communications, is PTF's range of GPS/GNS disciplined quartz frequency and time standards. Because of the high quality quartz oscillators utilized they deliver outstanding phase noise and short term stability performance for applications where low noise is paramount. This outstanding short-term performance, coupled with the long-term stability and accuracy of the external GPS/GNS reference, provides the user an excellent all round performance that is highly cost effective.

When two or more computers are involved, accurate time keeping is a challenge especially when the computers are in different locations. PTF's range of GNS Time and Frequency References and Network Time Servers deliver a high level of performance that allows customers to synchronize to Universal Time Coordinated, in a number of cost effective forms to meet a multitude of time and frequency reference requirements. Applications range from low phase noise, highly stable and accurate, system frequency references for Sat-Com and Digital Broadcasting applications, to computer networks, shipboard time code references and e-commerce time stamping applications.

PTF's portfolio of distribution amplifiers covers multiple signal types including RF, digital, time code, configurable and optical. The distribution range is designed to complement the high quality of the frequency and time references, and provide the most effective cost/performance solution for the application, including options for full remote monitoring/control (including RF analog signal monitoring) and optional level control.

The distribution product range includes standard fixed configuration units with either 12 or 16 channels, together with more flexible units that allow the user to define specific configurations including different types of input/output signals combined into a convenient 1U or 2U package with up to 36 output channels.

PTF's series of redundancy auto switches range from simple level detection through to highly sophisticated sensing capability, extremely fast switching options and full Ethernet connectivity, to provide remote monitoring control, and including integration with SNMP management systems. The most recent model includes multi-channel input capability as well as the ability to switch up to three input types of signals.

Customers

We primarily work directly with OEMs to define the right solutions for their unique applications, including the design of custom parts with unique part numbers.  Actual sales of production parts may be directly to the OEM or through either their designated contract manufacturers ("CMs") or through franchised distributors of our products.  As a result, we have highly-skilled sales engineers who work directly with the designers and program managers at its OEMs, providing a high-level of engineering support at all points within the process.

In 2016, our largest customer, an electronics contract manufacturing company in the aerospace and defense markets, accounted for $3,275,000, or 15.7%, of the Company's total revenues, compared to $2,627,000, or 12.7%, in 2015.

As of December 31, 2016, four of our largest customers accounted for approximately $1,242,000, or 35.1%, of accounts receivable. As of December 31, 2015, three of our largest customers accounted for approximately $819,000, or 31.4%, at the end of 2015.  The insolvency of any of these customers could have a material adverse impact on our liquidity.

Research and Development

Utilizing our understanding of market requirements, we employ a disciplined approach to capital allocation when selecting new product development projects.  A cross-functional team comprised of engineering, marketing, operations, sales and finance reviews the merits of specific projects, seeking to invest in products that will exceed a specific return on investment level and a payback expectation within one to two years.  In addition, the team considers the inherent value of intellectual property that each project presents with consideration for technical roadmap objectives.

Research and development expense was approximately $1,906,000 and $1,964,000 in 2016 and 2015, respectively, and will remain a significant part of the Company's efforts to revitalize our IP position.

Marketing and Sales

We have a highly skilled team of sales engineers who work in tandem with a worldwide network of more than 30 independent external manufacturer representatives and franchised electronics distributors to market and sell our products.  An important part of the sales process is gaining qualification of specific products from the OEM, confirming suitability for use in a specific system design, which is commonly referred to as a "design-win."  Through direct contact with our clients and through our representative network, we are able to understand the needs of the marketplace and then guide our product development process to allocate resources to meeting those requirements.

Seasonality

Our business is not seasonal, although shipment schedules may be affected by the production schedules of our customers or their CMs based on regional practices or customs.

Domestic Revenues

Our domestic revenues were $14,893,000 in 2016, or 71.3% of total consolidated revenues, compared to $15,260,000, or 73.7% of total consolidated revenues, in 2015.

International Revenues

Our international revenues were $5,998,000 in 2016, or 28.7% of total consolidated revenues, compared to $5,453,000, or 26.3% of total consolidated revenues, in 2015.  In each of 2016 and 2015, these revenues were derived mainly from customers in Asia, with significant sales in Malaysia and China. We avoid significant currency exchange risk by transacting and settling substantially all international sales in United States dollars.

Order Backlog

Our order backlog was $10,549,000 and $8,799,000 as of December 31, 2016 and 2015, respectively.  The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent, which we have determined are firm orders and likely to proceed.  Although backlog represents only firm orders that are considered likely to be fulfilled within the 12 months following receipt of the order, cancellations or scope adjustments may and do occur.

Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost.  We expect to fill our entire 2016 order backlog in 2017, but cannot provide assurances as to what portion of the order backlog will be fulfilled in a given year.

Raw Materials

Most raw materials used in the production of our products are available in adequate supply from a number of sources and the prices of these raw materials are relatively stable.  However, some raw materials, including printed circuit boards, quartz and certain metals including steel, aluminum, silver, gold, tantalum and palladium, are subject to greater supply fluctuations and price volatility, as experienced in recent years.  In general, we have been able to include some cost increases in our pricing, but in some cases our margins were adversely impacted.

Competition

We design, manufacture and market products for the generation, synchronization and control of time and frequency as well as spectrum control products.  There are numerous domestic and international manufacturers who are capable of providing custom-designed products comparable in quality and performance to our products.  Our competitive strategy begins with our focus on niche markets where precise specification and reliability are the major requirements. Competitors in our electronic components segment include, but are not limited to, Vectron International (a division of Knowles Corporation), K&L Microwave (a division of Dover Corporation), Symmetricom (a division of Microsemi Corporation), and Rakon Limited.  Competitors in our electronic instruments segment include, but are not limited to, Symmetricom, Spectracom Corporation and Brandywine Communications.

Intellectual Property

We have no patents, trademarks or licenses that are considered to be significant to our business or operations.  Rather, we believe that our technological position depends primarily on the technical competence and creative ability of our engineering and technical staff in areas of product design and manufacturing processes, including their ability to customize to meet difficult specifications, as well as proprietary know-how and information.

Employees

As of December 31, 2016, we employed 142 people (full-time equivalents):  two within corporate headquarters and 139 within its subsidiary, MtronPTI, which includes 32 in Yankton, South Dakota, 96 in Orlando, Florida, three in Hong Kong and eight in Noida, India, and three within its subsidiary PTF.  None of the Company's employees are represented by a labor union and the Company considers its relationships with employees to be good.

As an engineering-centric company, nearly 20% of our workforce consists of degreed-engineers offering their expertise to product design and process development.

Environmental

Our manufacturing operations, products, and/or product packaging are subject to environmental laws and regulations governing air emissions, wastewater discharges, and the handling, disposal and remediation of hazardous substances, wastes and other chemicals.  In addition, more stringent environmental regulations may be enacted in the future, both within the United States and internationally, and we cannot presently determine the modifications, if any, in our operations that any future regulations might require, or the cost of compliance that would be associated with these regulations.

To date, capital expenditures, earnings and competitive position of the Company have not been materially affected by compliance with current federal, state, and local laws and regulations (domestic and foreign) relating to the protection of the environment.  However, we cannot predict the effect of future laws and regulations.

Item 1A.          Risk Factors.

Investing in our securities involves risks.  Before making an investment decision, you should carefully consider the risks described below.  Any of these risks could result in a material adverse effect on our business, financial condition, results of operations, or prospects, and could cause the trading price of our securities to decline, resulting in a loss of all or part of your investment. The risks and uncertainties described below are not the only ones we face, but represent those risks and uncertainties that we believe are material to our business, operating results, prospects and financial condition.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

Risks Related to Our Business and Industry

We are dependent on a single line of business.

Prior to our September 2016 acquisition, we were engaged only in the design, manufacture and marketing of standard and custom-engineered electronic components that are used primarily to control the frequency or timing of signals in electronic circuits. Although our acquisition of PTF added an additional product line that includes highly engineered products for the generation of time and frequency references for synchronization and control, until we see significant growth from the PTF product line or develop or acquire additional product lines we will remain dependent on our electronic components line of business. Virtually all of our 2016 and 2015 revenues came from sales of electronic components, which consist of packaged quartz crystals, oscillator modules, electronic filters and integrated modules.  We expect that this product line will continue to account for substantially all of our revenues in 2017.

Given our reliance on this single line of business, any decline in demand for this product line or failure to achieve continued market acceptance of existing and new versions of this product line may harm our business and our financial condition.  Additionally, unfavorable market conditions affecting this line of business would likely have a disproportionate impact on us in comparison with certain competitors, who have more diversified operations and multiple lines of business.  Should this line of business fail to generate sufficient sales to support ongoing operations, there can be no assurance that we will be able to develop alternate business lines.

Our operating results vary significantly from period to period.

We experience fluctuations in our operating results. Some of the principal factors that contribute to these fluctuations include: changes in demand for our products; our effectiveness in managing manufacturing processes, costs and inventory; our effectiveness in engineering and qualifying new product designs with our OEM customers and in managing the risks associated with offering those new products into production; changes in the cost and availability of raw materials, which often occur in the electronics manufacturing industry and which affect our margins and our ability to meet delivery schedules; macroeconomic and served industry conditions; and events that may affect our production capabilities, such as labor conditions and political instability. In addition, due to the prevailing economic climate and competitive differences between the various market segments which we serve, the mix of sales between our communications, networking, aerospace, defense, industrial and instrumentation market segments may affect our operating results from period to period.

For the years ended December 31, 2016 and 2015, we had net income (loss) of approximately $148,000 and ($711,000), respectively. Our revenues are derived primarily from MtronPTI, whose future rate of growth and profitability are highly dependent on the development and growth of demand for our products in the communications, networking, aerospace, defense, instrumentation and industrial markets, which are cyclical. We cannot be certain whether we will generate sufficient revenues or sufficiently manage expenses to sustain profitability.

We have a large customer that accounts for a significant portion of our revenues, and the loss of this customer, or decrease in their demand for our products, could have a material adverse effect on our results.

In 2016, our largest customer, an electronics contract manufacturing company, accounted for $3,275,000, or 15.7%, of the Company's total revenues, compared to $2,627,000, or 12.7%, in 2015. The loss of this customer, or a decrease in their demand for our products, could have a material adverse effect on our results.

A relatively small number of customers account for a significant portion of our accounts receivable, and the insolvency of any of these customers could have a material adverse impact on our liquidity.

As of December 31, 2016, four of our largest customers accounted for approximately $1,242,000, or 35.1%, of accounts receivable. As of December 31, 2015, three of our largest customers accounted for approximately $819,000, or 31.4%, at the end of 2015.  The insolvency of any of these customers could have a material adverse impact on our liquidity.

Our order backlog may not be indicative of future revenues.

Our order backlog is comprised of orders that are subject to specific production release, orders under written contracts, oral and written orders from customers with which we have had long-standing relationships and written purchase orders from sales representatives.  Our customers may order products from multiple sources to ensure timely delivery when backlog is particularly long and may cancel or defer orders without significant penalty.  They also may cancel orders when business is weak and inventories are excessive.  As a result, we cannot provide assurances as to the portion of backlog orders to be filled in a given year, and our order backlog as of any particular date may not be representative of actual revenues for any subsequent period.

We are a holding company, and therefore are dependent upon the operations of our subsidiaries to meet our obligations.

We are a holding company that transacts business through our operating subsidiaries. Our primary assets are cash and cash equivalents, marketable securities, the shares of our operating subsidiaries and intercompany loans. Should our cash and cash equivalents be depleted, our ability to meet our operating requirements and to make other payments will depend on the surplus and earnings of our subsidiaries and their ability to pay dividends or to advance or repay funds.

Our future rate of growth and profitability are highly dependent on the development and growth of the communications, networking, aerospace, defense, instrumentation and industrial markets, which are cyclical.

In 2016 and 2015, the majority of our revenues were derived from sales to manufacturers of equipment for the communications, networking, defense, aerospace, instrumentation and industrial markets for frequency and spectrum control devices, including indirect sales through distributors and contract manufacturers.  During 2017, we expect a significant portion of our revenues to continue to be derived from sales to these manufacturers.  Often OEMs and other service providers within these markets have experienced periods of capacity shortage and periods of excess capacity, as well as periods of either high or low demand for their products.  In periods of excess capacity or low demand, purchases of capital equipment may be curtailed, including equipment that incorporates our products.  A reduction in demand for the manufacture and purchase of equipment for these markets, whether due to cyclical, macroeconomic or other factors, or due to our reduced ability to compete based on cost or technical factors, could substantially reduce our net sales and operating results and adversely affect our financial condition.  Moreover, if these markets fail to grow as expected, we may be unable to maintain or grow our revenues. The multiple variables which affect the communications, networking, aerospace, defense, instrumentation and industrial markets for our products, as well as the number of parties involved in the supply chain and manufacturing process, can impact inventory levels and lead to supply chain inefficiencies.  As a result of these complexities, we have limited visibility to forecast revenue projections accurately for the near and medium-term timeframes.

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

We intend to continue exploring opportunities to buy other businesses or technologies that could complement, enhance or expand our current business or product lines, or that might otherwise offer us growth opportunities.  We may have difficulty finding such opportunities or, if such opportunities are identified, we may not be able to complete such transactions for reasons including a failure to secure necessary financing.

Any transactions that we are able to identify and complete may involve a number of risks, including:

‒	The diversion of our management's attention from the management of our existing business to the integration of the operations and personnel of the acquired or combined business or joint venture;

‒ Material business risks not identified in due diligence;

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

Our future operating results are dependent on our ability to develop, introduce and market innovative products continually, to modify existing products, to respond to technological change and to customize some of our products to meet customer requirements.  There are numerous risks inherent in this process, including the risks that we will be unable to anticipate the direction of technological change or that we will be unable to develop and market new products and applications in a timely or cost-effective manner to satisfy customer demand.

Our markets are highly competitive, and we may lose business to larger and better-financed competitors.

Our markets are highly competitive worldwide, with low transportation costs and few import barriers.  We compete principally on the basis of product quality and reliability, availability, customer service, technological innovation, timely delivery and price.  Within the industries in which we compete, competition has become increasingly concentrated and global in recent years.

Many of our major competitors, some of which are larger, and potential competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing and customer support capabilities. If we are unable to successfully compete against current and future competitors, our operating results will be adversely affected.

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

We purchase certain key components and raw materials from single or limited sources and could lose sales if these sources fail to fulfill our needs.

If single-source components or key raw materials were to become unavailable on satisfactory terms, and we could not obtain comparable replacement components or raw materials from other sources in a timely manner, our business, results of operations and financial condition could be harmed.  On occasion, one or more of the components used in our products have become unavailable, resulting in unanticipated redesign and related delays in shipments.  We cannot give assurance that similar delays will not occur in the future.  Our suppliers may be impacted by compliance with environmental regulations including Restriction of Hazardous Substances ("RoHS") and Waste Electrical and Electronic Equipment ("WEEE"), which could disrupt the supply of components or raw materials or cause additional costs for us to implement new components or raw materials into our manufacturing processes.

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

Our products are complex and may contain errors or design flaws, which could be costly to correct.

When we release new products, or new versions of existing products, they may contain undetected or unresolved errors or defects.  The vast majority of our products are custom-designed for requirements of specific OEM systems.  The expected business life of these products ranges from less than one year to more than 10 years depending on the application.  Some of the customizations are modest changes to existing product designs while others are major product redesigns or new product platforms.

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

There is a continuing trend among communications and network infrastructure equipment manufacturers to outsource the manufacturing of their equipment or components.  As a result, our ability to persuade these OEMs to utilize our products in customer designs could be reduced and, in the absence of a manufacturer's specification of our products, the prices that we can charge for them may be subject to greater competition.

Future changes in our environmental liability and compliance obligations may increase costs and decrease profitability.

Our present and past manufacturing operations, products, and/or product packaging are subject to environmental laws and regulations governing air emissions, wastewater discharges, and the handling, disposal and remediation of hazardous substances, wastes and other chemicals. In addition, more stringent environmental regulations may be enacted in the future, and we cannot presently determine the modifications, if any, in our operations that any future regulations might require, or the cost of compliance that would be associated with these regulations.

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

We have office and manufacturing space in Noida, India, and a sales office in Hong Kong.  Additionally, foreign revenues for 2016 and 2015 (primarily to Malaysia and China) accounted for 28.7% and 26.3% of our 2016 and 2015 consolidated revenues, respectively.  We anticipate that sales to customers located outside of the United States will continue to be a significant part of our revenues for the foreseeable future.  Our international operations and sales to customers outside of the United States subject our operating results and financial condition to certain business, economic, political, health, regulatory and other risks, including:

‒ Political and economic instability in countries in which our products are manufactured and sold;

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

We rely on information technology systems to conduct our business, and disruption, failure or security breaches of these systems could adversely affect our business and results of operations.

We rely on information technology ("IT") systems in order to achieve our business objectives. We also rely upon industry accepted security measures and technology to securely maintain confidential information maintained on our IT systems. However, our portfolio of hardware and software products, solutions and services and our enterprise IT systems may be vulnerable to damage or disruption caused by circumstances beyond our control such as catastrophic events, power outages, natural disasters, computer system or network failures, computer viruses, cyber-attacks or other malicious software programs. The failure or disruption of our IT systems to perform as anticipated for any reason could disrupt our business and result in decreased performance, significant remediation costs, transaction errors, loss of data, processing inefficiencies, downtime, litigation and the loss of suppliers or customers. A significant disruption or failure could have a material adverse effect on our business operations, financial performance and financial condition.

Risks Related to Our Securities

The price of our common stock has fluctuated considerably and is likely to remain volatile, in part due to the limited market for our common stock.

From January 1, 2016 through March 21, 2017, the high and low closing sales prices for our common stock were $5.39 and $3.15, respectively, and the average daily trading volume in our common stock during that time period was approximately 2,400 shares per day.  There is a limited public market for our common stock, and we cannot provide assurances that a more active trading market will develop or be sustained.  As a result of limited trading volume in our common stock, the purchase or sale of a relatively small number of shares could result in significant price fluctuations and it may be difficult for holders to sell their shares without depressing the market price for our common stock.

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

‒      Changes in key personnel.

Our warrants expiring August 6, 2018 may not have any value and there is a limited public market for our warrants.

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

Our officers, directors and 10% or greater stockholders control approximately 34.9% of the voting power represented by our outstanding shares of common stock as of March 21, 2017.  If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions.  This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.  This concentration of ownership may not be in the best interests of all of our stockholders.

Provisions in our corporate charter documents and under Delaware law could make an acquisition of the Company, which may be beneficial to our stockholders, more difficult.

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

The Company's principal executive offices are located in Orlando, Florida within an MtronPTI operating facility.   MtronPTI's operations are located in Orlando, Florida, Yankton, South Dakota, and Noida, India. PTF's operations are located in Wakefield, Massachusetts. We also have sales offices in Sacramento, California, Austin, Texas and Hong Kong

MtronPTI owns one building in Orlando, Florida, containing approximately 71,000 square feet on approximately seven acres of land.  MtronPTI owns two buildings in Yankton, South Dakota, containing a combined total of approximately 32,000 square feet on approximately 11 acres of land.  MtronPTI also leases approximately 13,000 square feet of office and manufacturing space in Noida, India. PTF leases approximately 3,600 square feet of office and manufacturing space in Wakefield, Massachusetts. We also lease approximately 700 square feet of office space in Hong Kong and approximately 400 square feet of office space in Sacramento, California. It is our opinion that the facilities referred to above are in good operating condition, suitable, and adequate for present uses.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Our common stock is traded on the NYSE MKT, under the symbol "LGL." Based upon information furnished by our transfer agent, at March 21, 2017, we had 461 holders of record of our common stock.  The following table sets forth the high and low sales prices for our common stock for the periods indicated as reported by the NYSE MKT:

Fiscal Year 2017	High	Low
First Quarter (1)	$5.49	$4.40

Fiscal Year 2016	High	Low
First Quarter	$4.09	$2.86
Second Quarter	3.83	3.05
Third Quarter	4.36	3.12
Fourth Quarter	5.83	3.62

Fiscal Year 2015	High	Low
First Quarter	$4.30	$3.53
Second Quarter	5.47	3.82
Third Quarter	5.11	3.42
Fourth Quarter	4.15	3.51

   (1)  From January 1, 2017 through March 21, 2017.

On August 29, 2011, the Board authorized the Company to repurchase up to 100,000 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized and available for repurchase under the Company's existing share repurchase program to 540,000 shares, at such times, amounts and prices as the Company shall deem appropriate. There is no expiration date for this program. As of December 31, 2016, the Company has repurchased a total of 81,584 shares of common stock under this program at a cost of $580,000, which shares are currently held in treasury.

The following table presents information related to our repurchases of our common stock during the quarter ended December 31, 2016:
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs

October 1, 2016 to October 31, 2016	500	$4.15	500	458,966
November 1, 2016 to November 30, 2016	550	3.86	550	458,416
December 1, 2016 to December 31, 2016	—	—	—	458,416
	1,050	$4.00	1,050	—
(1)	All of the shares purchased during the quarter ended December 31, 2016, were purchased under our publicly announced repurchase program described above.

Dividend Policy

Our Board has adhered to a practice of not paying cash dividends.  This policy takes into account our long-term growth objectives, including our anticipated investments for organic growth, potential technology acquisitions or other strategic ventures, and stockholders' desire for capital appreciation of their holdings.  No cash dividends have been paid to our stockholders since January 30, 1989, and none are expected to be paid for the foreseeable future.

Item 6.          Selected Financial Data.

You should read the following selected consolidated financial data together with ''Management's Discussion and Analysis of Financial Condition and Results of Operations'' and our consolidated financial statements and the related notes included elsewhere in this report.

The selected statement of operations data for the years ended December 31, 2016 and 2015, and the selected balance sheet data as of December 31, 2016 and 2015, are derived from our audited financial statements included elsewhere in this report.  The selected statement of operations data for the years ended December 31, 2014, 2013 and 2012, and the selected balance sheet data as of December 31, 2014, 2013 and 2012, are derived from our audited financial statements not included in this report.  These financial statements have been prepared in accordance with U.S. generally accepted accounting principles.  Our historical results may not be indicative of the operating results to be expected in any future period.

	Year ended December 31,
	(in thousands, except share and per share data)
	2016	2015	2014	2013	2012
Revenues	$20,891	$20,713	$23,013	$26,201	$29,706
Operating loss (a)	(161)	(788)	(2,829)	(4,164)	(1,782)
Loss before income taxes	(17)	(703)	(2,829)	(4,271)	(1,844)
Benefit (provision) for income taxes	165	(8)	4	(3,948)	524
Net income (loss)	$148	$(711)	$(2,825)	$(8,219)	$(1,320)

Weighted average number of shares use basic EPS calculation	2,665,043	2,640,803	2,595,988	2,595,362	2,593,741
Weighted average number of shares used in the diluted EPS calculation	2,665,730	2,640,803	2,595,988	2,595,362	2,593,741

Per common share:
Basic and diluted net income (loss) per common share	$0.06	$(0.27)	$(1.09)	$(3.17)	$(0.51)

	December 31,
	(in thousands)
	2016	2015	2014	2013	2012
Cash and cash equivalents	$2,778	$5,553	$5,192	$7,183	$8,625

Working capital	10,135	9,876	9,909	12,446	16,624

Total assets	16,646	15,803	17,262	21,263	29,593

Total long-term debt (including curren portion)	—	—	—	—	58

Stockholders' equity (b)	$13,891	$13,727	$14,237	$16,755	$24,614

     (a) Operating loss is revenues less operating expenses, which excludes investment income, interest expense, gain on sale of land and equipment, insurance proceeds, other income and taxes. Included areimpairment charges.

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

2016 Compared to 2015

Consolidated Revenues, Gross Margin and Backlog

Total revenues for the year ended December 31, 2016, were $20,891,000, an increase of $178,000, or 0.9% from revenues of $20,713,000 in 2015.  The increase is due primarily to the acquisition of PTF.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues increased slightly to 33.7% from 33.1% for the year ended December 31, 2016, compared to the prior year. The increase reflects our strategy to move away from the low margin commodities business and focus on achieving revenue growth through the development of more complex, higher margin products, particularly in the Aero/Defense market segment.

As of December 31, 2016, our order backlog was $10,549,000, an increase of 19.9% compared to a backlog of $8,799,000 as of December 31, 2015. The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent, which we have determined are firm orders likely to be fulfilled in the next 12 months.

Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any.  We expect to fill our entire order backlog as of December 31, 2016 in 2017, but cannot provide assurances as to what portion of the order backlog will be fulfilled in a given year.

Operating Loss

Operating loss of ($161,000) for the year ended December 31, 2016, was an improvement of $627,000 from an operating loss for the year ended December 31, 2015 of ($788,000).  The improvement represented a reduction in engineering, selling and administrative expenses which were 34.4% of revenue for the year ended December 31, 2016, compared to 36.9% of revenue for the year ended December 31, 2015, coupled with the 0.6 percentage point improvement in gross margin.

Interest Expense, Net

Interest expense, net, was $22,000 for the year ended December 31, 2016, which was a decrease of $10,000 from $32,000 for the year ended December 31, 2015. The decrease was primarily due to an increase in interest income generated from our U.S. Treasury securities.

Other Income, Net

For the years ended December 31, 2016 and 2015, other income, net was $166,000 and $117,000, respectively. The current period consists of approximately $118,000 of net insurance proceeds received for damaged equipment and inventory, $62,000 of dividends received on marketable securities and a $4,000 bargain purchase gain resulting from the acquisiton of certain assets and assumption of certain liabilities of Precise Time and Frequency, Inc. ("PTF Acquisition"), offset by other expenses. The prior year consists of approximately $132,000 of net insurance proceeds received for damaged equipment and inventory and $35,000 of foreign currency transaction gains offset by an impairment loss of $38,000 and legal settlement of $15,000.

Income Taxes

We must make certain estimates and judgments in determining income tax expense for financial statement purposes.  These estimates and judgments occur in the calculation of tax credits, tax benefits and deductions and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.  Significant changes to these estimates may result in an increase or decrease to the tax provision in a subsequent period.

In assessing the realizability of deferred tax assets,  in accordance with the provisions of ASC 740, Income Taxes, we consider whether it is more likely than not that some portion or all of our deferred tax assets will or will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable.

During the year ended December 31, 2016, based upon the weighting of positive and negative evidence, we determined the results of future operations of one of our foreign subsidiaries will generate enough taxable income that it is more likely than not that deferred tax assets of  $214,000, generated from foreign NOLs, can be utilized in the foreseeable future. Accordingly, a valuation allowance previously established for this tax benefit has been reversed. We have also determined that a full valuation against the remaining net deferred tax assets is required and have recorded a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. Should a change in circumstances lead to a change in judgment about the ability to realize deferred tax assets in future years, we will adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.

We recorded an income tax benefit (provision) for the years ended December 31, 2016 and 2015 of $165,000 and ($8,000), respectively. The valuation allowance was $7,305,000 as of December 31, 2016, which reflects a net decrease of $325,000 from December 31, 2015, partially due to the valuation allowance reversal of $214,000 related to our foreign NOLs as explained above.

As of December 31, 2016, we have not provided for U.S. federal and state income taxes on approximately $628,000 of undistributed earnings of Piezo Technology India Private Ltd. in India since such earnings are considered permanently reinvested outside the U.S.  If in the future, we decide to repatriate earnings from Piezo Technology India Private Ltd., we would incur incremental U.S. federal and state income taxes.  However, our intent is to keep these funds permanently reinvested outside of the U.S. and current plans do not demonstrate a need to repatriate them to fund U.S. operations.

Net  Income (Loss)

Net income  for the year ended December 31, 2016, was $148,000 compared with a net loss of  ($711,000) for the year ended December 31, 2015. Basic and diluted net income (loss) per share for the years ended December 31, 2016 and 2015 was $0.06 and ($0.27), respectively.

Liquidity and Capital Resources

As of December 31, 2016 and 2015, cash and cash equivalents were $2,778,000 and $5,553,000, respectively. In December 2016, we transferred certain investments in U.S. Treasury securities (cash equivalents) to equity securities, which are classified as marketable securities on our consolidated balance sheets.

Cash provided by operating activities was $278,000 and $689,000 for the years ended December 31, 2016 and 2015, respectively.  The $411,000 decrease was primarily due to a decrease in non-cash adjustments for depreciation and amortization, gain on disposal of assets, stock-based compensation, bargain purchase gain, a deferred income tax benefit and dividend from marketable securities totaling ($662,000), and net changes in working capital accounts of ($608,000), offset by an improvement in net income (loss) of $859,000.

Cash used in investing activities for the years ended December 31, 2016 and 2015 was ($3,045,000) and ($328,000), respectively. The increase was primarily due to the transfer of certain investments in U.S. Treasury securities to equity securities, which are classified as an investing activity on our consolidated statements of cash flows, and our $295,000 purchase of PTF, offset by a decline in 2016 capital expenditures of $250,000.

For the year ended December 31, 2016, we used $8,000 to purchase treasury stock. There were no financing activities for the year ended December 31, 2015.

As of December 31, 2016, our consolidated working capital was $10,135,000, compared to $9,876,000 as of December 31, 2015.  As of December 31, 2016, we had current assets of $12,890,000, current liabilities of $2,755,000 and a ratio of current assets to current liabilities of 4.68 to 1.00.  As of December 31, 2015, we had current assets of $11,952,000, current liabilities of $2,076,000 and a ratio of current assets to current liabilities of 5.76 to 1.00.  Management continues to focus on efficiently managing working capital requirements to match operating activity levels.

On September 30, 2016, MtronPTI renewed its Loan Agreement (the "CNB Loan Agreement") with City National Bank of Florida ("City National"). The CNB Loan Agreement provides for a revolving line of credit in the amount of $3.0 million (the "CNB Revolver"), which bears interest at a variable rate equal to 30-day LIBOR plus 200 basis points to be set on the first day of each month, and expires on September 30, 2018. The CNB Loan Agreement also provides that MtronPTI will pay City National a fee equal to 0.75% per year on the daily unused amount. Our obligations under the CNB Loan Agreement are secured only by cash collateral and do not require any other liens.

In connection with the CNB Loan Agreement, MtronPTI also entered into a Cash Collateral Agreement with City National (the "CNB Cash Collateral Agreement") and delivered a Revolving Promissory Note in the principal amount of $3.0 million to City National (the "CNB Revolving Promissory Note").

The CNB Cash Collateral Agreement provides that MtronPTI will hold cash collateral equal to any amounts outstanding under the CNB Revolver in a non-interest bearing deposit account with City National. Provided that MtronPTI is not in default of any of its obligations under the CNB Loan Agreement, the CNB Revolving Promissory Note or the CNB Cash Collateral Agreement, the funds collateralizing the CNB Revolver are restricted only to the extent of the outstanding principal amount under the CNB Revolver. As of December 31, 2016 and 2015, there was no balance outstanding under the CNB Revolver and no associated restricted cash.

We believe that existing cash and cash equivalents and cash generated from operations will be sufficient to meet our ongoing working capital and capital expenditure requirements for the next 12 months.  However, we may seek additional capital to fund future growth in its business, to provide flexibility to respond to dynamic market conditions, or to fund its strategic growth objectives.

Our Board has adhered to a practice of not paying cash dividends.  This policy takes into account our long-term growth objectives, including our anticipated investments for organic growth, potential technology acquisitions or other strategic ventures, and stockholders' desire for capital appreciation of their holdings.  No cash dividends have been paid to the Company's stockholders since January 30, 1989, and none are expected to be paid for the foreseeable future.

Critical Accounting Policies

Our significant accounting policies are described in Note A. "Accounting and Reporting Policies" in the accompanying Notes to the Consolidated Financial Statements.  The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to the carrying value of inventories, the likelihood of collecting its outstanding accounts receivable, value of stock based compensation, and the provision for income taxes.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  In the past, actual results have not been materially different from our estimates.  However, results may differ from these estimates under different assumptions or conditions.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2016 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2016, were effective at the reasonable assurance level.

Management's Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2016, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  Based on that evaluation, our management has concluded that our internal controls over financial reporting were effective as of December 31, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter ended December 31, 2016, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

None.
PART III

Item 10.  Directors and Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated herein by reference to our definitive Proxy Statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2016 (the "2017 Proxy Statement").

Item 11.  Executive Compensation.

The information required by this Item 11 is incorporated herein by reference to our 2017 Proxy Statement.

Item 12.  Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated herein by reference to our 2017 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated herein by reference our 2017 Proxy Statement.

Item 14.  Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated herein by reference to our 2017 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a)	List of documents filed as part of this report:
1.          Financial Statements:

‒ Report of Independent Registered Public Accounting Firm

‒ Consolidated Balance Sheets:  December 31, 2016 and 2015

‒ Consolidated Statements of Operations:  Years ended December 31, 2016 and 2015

‒ Consolidated Statements of  Comprehensive Income (Loss): Years ended December 31, 2016 and 2015

‒ Consolidated Statements of Stockholders' Equity:  Years ended December 31, 2016 and 2015

‒ Consolidated Statements of Cash Flows:  Years ended December 31, 2016 and 2015

‒ Notes to Consolidated Financial Statements

2.    Financial Statement Schedules:

None.

3.    Exhibit Index

The following is a list of exhibits filed as part of this Form 10-K:

Exhibit No.	Description
2.1
Asset Purchase Agreement, dated as of January 31, 2014, made by and between M-tron Industries, Inc. and Trilithic, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 15, 2014).

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

10.5
The LGL Group, Inc. Amended and Restated 2011 Incentive Plan (incorporated by reference to Annex A of the Company's Definitive Proxy Statement with respect to the Company's 2016 Annual Meeting of Stockholders, filed on April 29, 2016).

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

* Filed herewith

** Furnished herewith. In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

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

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LGL GROUP, INC.

March 29, 2017	By:	/s/ Michael J. Ferrantino, Sr.
Michael J. Ferrantino, Sr.
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	CAPACITY	DATE

/s/ Michael J. Ferrantino, Sr.	President and Chief Executive Officer	March 29, 2017
MICHAEL J. FERRANTINO, SR.	(Principal Executive Officer)
/s/ Patti A. Smith	Chief Financial Officer	March 29, 2017
PATTI A. SMITH	(Principal Financial Officer)
/s/ Marc J. Gabelli	Director	March 29, 2017
MARC J. GABELLI

/s/ Timothy Foufas	Director	March 29, 2017
TIMOTHY FOUFAS
/s/ Donald H. Hunter	Director	March 29, 2017
DONALD H. HUNTER
/s/ Manjit Kalha	Director	March 29, 2017
MANJIT KALHA
/s/ Frederic V. Salerno	Director	March 29, 2017
FREDERIC V. SALERNO
/s/ Hendi Susanto	Director	March 29, 2017
HENDI SUSANTO
/s/ Antonio Visconti	Director	March 29, 2017
ANTONIO VISCONTI

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
The LGL Group, Inc.

We have audited the accompanying consolidated balance sheets of The LGL Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The LGL Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP
Orlando, Florida
March 29, 2017

THE LGL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except per Share Amounts)

	December 31,
ASSETS	2016	2015
Current Assets:
Cash and cash equivalents	$2,778	$5,553
Marketable securities	2,770	56
Accounts receivable, net of allowances of $31 and $34, respectively	3,504	2,606
Inventories, net	3,638	3,546
Prepaid expenses and other current assets	200	191
Total Current Assets	12,890	11,952
Property, Plant and Equipment
Land	633	633
Buildings and improvements	3,966	3,938
Machinery and equipment	16,849	16,633
Gross property, plant and equipment	21,448	21,204
Less: accumulated depreciation	(18,737)	(18,039)
Net property, plant, and equipment	2,711	3,165
Intangible assets, net	628	475
Deferred income taxes, net	214	—
Other assets	203	211
Total Assets	$16,646	$15,803

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,525	$987
Accrued compensation and commissions expense	942	769
Other accrued expenses	288	320
Total Current Liabilities	2,755	2,076
Commitments and Contingencies (Note K)
Stockholders' Equity
Common stock, $0.01 par value - 10,000,000 shares authorized; 2,757,050 shares issued and 2,675,466 shares outstanding at December 31, 2016, and 2,745,098 shares issued and 2,665,434 shares outstanding at December 31, 2015	27	27
Additional paid-in capital	29,173	29,106
Accumulated deficit	(14,726)	(14,874)
Treasury stock, 81,584 and 79,664 shares held in treasury at cost at December 31, 2016 and 2015, respectively	(580)	(572)
Accumulated other comprehensive (loss) income	(3)	40
Total Stockholders' Equity	13,891	13,727
Total Liabilities and Stockholders' Equity	$16,646	$15,803

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2016	2015
REVENUES	$20,891	$20,713
Costs and expenses:
Manufacturing cost of sales	13,858	13,863
Engineering, selling and administrative	7,194	7,638
OPERATING LOSS	(161)	(788)
Other Income (Expense):
Interest expense, net	(22)	(32)
Other income, net	166	117
Total Other Income, Net	144	85
LOSS BEFORE INCOME TAXES	(17)	(703)
Income tax benefit (provision)	165	(8)

NET INCOME (LOSS)	$148	$(711)

Basic per share information:
Weighted average number of shares used in basic EPS calculation	2,665,043	2,640,803
Net income (loss)	$0.06	$(0.27)

Diluted per share information:
Weighted average number of shares used in diluted EPS calculation	2,665,730	2,640,803
Net income (loss)	$0.06	$(0.27)

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)

	Years Ended December 31,
	2016	2015
NET INCOME (LOSS)	$148	$(711)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	(43)	(4)
TOTAL OTHER COMPREHENSIVE LOSS	(43)	(4)
COMPREHENSIVE INCOME (LOSS)	$105	$(715)

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2014	2,616,485	$27	$28,901	$(14,163)	$(572)	$44	$14,237
Net loss	—	—	—	(711)	—	—	(711)
Other comprehensive loss	—	—	—	—	—	(4)	(4)
Stock-based compensation	48,949	—	265	—	—	—	265
Warrant dividend issuance costs	—	—	(60)	—	—	—	(60)
Balance at December 31, 2015	2,665,434	27	29,106	(14,874)	(572)	40	13,727
Net income	—	—	—	148	—	—	148
Other comprehensive loss	—	—	—	—	—	(43)	(43)
Stock-based compensation	11,952	—	67	—	—	—	67
Purchase of treasury stock	(1,920)	—	—	—	(8)	—	(8)
Balance at December 31, 2016	2,675,466	$27	$29,173	$(14,726)	$(580)	$(3)	$13,891

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years Ended December 31,
	2016	2015
OPERATING ACTIVITIES
Net income (loss)	$148	$(711)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	704	804
Amortization of finite-lived intangible assets	68	66
Gain on disposal of assets	(110)	(67)
Impairment of note receivable	—	43
Stock-based compensation	67	265
Bargain purchase gain	(4)	—
Deferred income tax benefit	(214)	—
Dividend from marketable securities	(62)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(890)	660
(Increase) decrease in inventories, net	(62)	625
(Increase) decrease in prepaid expenses and other assets	(1)	13
Increase (decrease) in accounts payable, accrued compensation and commissions expense and other accrued liabilities	634	(1,009)
Net cash provided by operating activities	278	689

INVESTING ACTIVITIES
Purchase of marketable securities	(2,695)	—
Capital expenditures	(172)	(422)
Acquisition of a business	(295)	—
Other	117	94
Net cash used in investing activities	(3,045)	(328)

FINANCING ACTIVITIES
Purchase of treasury stock	(8)	—
Net cash used in financing activities	(8)	—

(Decrease) increase in cash and cash equivalents	(2,775)	361
Cash and cash equivalents at beginning of year	5,553	5,192
Cash and cash equivalents at end of year	$2,778	$5,553

Supplemental Disclosure:
Cash paid for interest	$17	$21
Cash paid for income taxes	$52	$30

Supplemental Schedule of Noncash Investing Activities:
Acquisition of a business:
Fair value of equipment acquired	$85	$—
Fair value of intangible assets acquired	214	—
Current assets acquired	45	—
Current liabilities assumed	(45)	—
Bargain purchase gain	(4)	—
Cash consideration paid	$295	$—

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Accounting and Reporting Policies

Organization

The LGL Group, Inc. (the "Company"), incorporated in 1928 under the laws of the State of Indiana and reincorporated under the laws of the State of Delaware in 2007, is a holding company with subsidiaries engaged in the designing, manufacturing and marketing of highly-engineered , high reliabilty frequency and spectrum control products used to control the frequency or timing of signals in electronic circuits and in the design of high performance Frequency and Time Reference Standards that form the basis for timing and synchronization in various applications.

As of December 31, 2016, the subsidiaries of the Company are as follows:

Owned By The LGL Group, Inc.
M-tron Industries, Inc.	100.0%
Piezo Technology, Inc.	100.0%
Piezo Technology India Private Ltd.	99.0%
M-tron Asia, LLC	100.0%
M-tron Industries, Ltd.	100.0%
GC Opportunities Ltd.	100.0%
M-tron Services, Ltd.	100.0%
Precise Time and Frequency, LLC	100.0%
Lynch Systems, Inc.	100.0%

The Company operates through its two principal subsidiaries, M-tron Industries, Inc. ("MtronPTI"), which includes the operations of Piezo Technology, Inc. ("PTI") and M-tron Asia, LLC ("Mtron"), and Precise Time and Frequency, LLC ("PTF"), a newly formed subsidiary, to hold the assets of Precise Time and Frequency, Inc., as discussed in Note B below. The Company has operations in Orlando, Florida, Yankton, South Dakota, Wakefield, Massachusetts and Noida, India.  MtronPTI also has sales offices in Sacramento, California, Austin, Texas and Hong Kong.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and entities for which it has control. Material intercompany transactions and accounts have been eliminated in consolidation.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. As of December 31, 2016, the Company included accrued warranty expense with other accrued expenses on the accompanying consolidated balance sheet. Previously, it had been reported as a separate line item. This change in classification does not affect previously reported Consolidated Statements of Cash Flows, or Consolidated Statements of Operations for any period.

Uses of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly-liquid investments with a maturity of less than three months when purchased.

Marketable Securities

Marketable debt and equity securities are categorized as available for-sale-securities and are reported at fair value. Unrealized gains and losses related to changes in the fair value of available-for-sale securities are recognized in accumulated other comprehensive income (loss) within stockholders' equity.
Accounts Receivable

Accounts receivable, on a consolidated basis, consists principally of amounts due from both domestic and foreign customers.  Credit is extended based on an evaluation of the customer's financial condition and collateral is not required.  In relation to export sales, the Company requires letters of credit supporting a significant portion of the sales price prior to production to limit exposure to credit risk. Certain credit sales are made to industries that are subject to cyclical economic changes.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  These allowances are maintained at a level that management believes is sufficient to cover potential credit losses. Estimates are based on historical collection experience, current trends, credit policy and the relationship between accounts receivable and revenues.  In determining these estimates, the Company examines historical write-offs of its receivables and reviews each customer's account to identify any specific customer collection issues.  If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances might be required.

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

Property, Plant and Equipment, Net

Property, plant and equipment are recorded at cost less accumulated depreciation and include expenditures for major improvements.  Maintenance and repairs are charged to operations as incurred.  Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range from 5 years to 35 years for buildings and improvements, and from 3 to 10  years for other fixed assets.  Property, plant, and equipment are periodically reviewed for indicators of impairment.  If any such indicators were noted, the Company would assess the appropriateness of the assets' carrying value and record any impairment at that time.

Depreciation expense from operations was approximately $704,000 for 2016 and $804,000 for 2015.

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

Each month the Company records a specific warranty reserve for approved RMAs covering products that have not yet been returned. The Company does not maintain a general warranty reserve because, historically, valid warranty returns resulting from a product not meeting specifications or being non-functional have been de minimis. As of December 31, 2016 and 2015, accrued warranty expense was $80,000 and $126,000, respectively, and included with other accrued expenses in the accompanying consolidated balance sheets.

Intangible Assets

Intangible assets are recorded at cost less accumulated amortization. Amortization is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range up to 10 years. The intangible assets consist of intellectual property and goodwill. The net carrying value of the amortizable intangible assets was $588,000 and $435,000 as of December 31, 2016 and 2015, respectively. Goodwill, which is not amortizable, was $40,000 as of December 31, 2016 and 2015.

The estimated aggregate amortization expense for intangible assets, excluding goodwill, for each of the remaining years of the estimated useful life is as follows (in thousands):

2017	$75
2018	75
2019	75
2020	75
2021	75
Thereafter	213
Total	$588

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

Research and Development Costs

Research and development costs are charged to operations as incurred.  Such costs were approximately $1,906,000 and $1,964,000 in 2016 and 2015, respectively, and are included within engineering, selling and administrative expenses.

Advertising Expense

Advertising costs are charged to operations as incurred. Such costs were $50,000 in 2016, compared with $146,000 in 2015, and are included within engineering, selling and administrative expenses.

Stock-Based Compensation

The Company measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the cost over the requisite service period, typically the vesting period.

The Company estimates the fair value of stock options on the grant date using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. There is no expected dividend rate. Historical Company information was the basis for the expected volatility assumption as the Company believes that the historical volatility over the life of the option is indicative of expected volatility in the future. The risk-free interest rate is based on the U.S. Treasury zero-coupon rates with a remaining term equal to the expected term of the option. The Company also estimates forfeitures at the time of grant and revises, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on past history of actual performance, forfeiture rates ranging from zero to twenty five percent have been assumed for the years ended December 31, 2016 and 2015.

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

For the years ended December 31, 2016 and 2015, there were options to purchase 166,996 shares and 194,726 shares, respectively, of common stock and warrants to purchase 519,241 shares of common stock that were excluded from the diluted earnings per share computation because the impact of the assumed exercise of such stock options would have been anti-dilutive.
	Years Ended December 31,
	2016	2015

Weighted average shares outstanding - basic	2,665,043	2,640,803
Effect of diluted securities	687	—
Weighted average shares outstanding - diluted	2,665,730	2,640,803

Income Taxes

The Company's deferred income tax assets represent (a) temporary differences between the financial statement carrying amount and the tax basis of existing assets and liabilities that will result in deductible amounts in future years, and (b) the tax effects of net operating loss carry-forwards. In assessing the realizability of deferred tax assets  in accordance with the provisions of ASC 740, Income Taxes ("ASC 740"), the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will or will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable.

During the year ended December 31, 2016, based upon the weighting of positive and negative evidence, the Company has determined the results of future operations of one of its foreign subsidiaries will generate enough taxable income that it is more likely than not that deferred tax assets of  $214,000 generated from foreign NOLs, can be utilized in the foreseeable future. Accordingly, a valuation allowance previously established for this tax benefit has been reversed. The Company has also determined that a full valuation against the remaining net deferred tax assets is required and has recorded a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. Should a change in circumstances lead to a change in judgment about the ability to realize deferred tax assets in future years, the Company will adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income. The Company recognizes interest and/or penalties, if any, related to income tax matters in income tax expense.

Concentration Risk

In 2016, the Company's largest customer, an electronics contract manufacturing company, accounted for $3,275,000, or 15.7% of the Company's total revenues, compared to $2,627,000, or 12.7%, in 2015.

A significant portion of the Company's accounts receivable is concentrated with a relatively small number of customers.  As of December 31, 2016, four of the Company's largest customers accounted for approximately $1,242,000, or 35.1% of accounts receivable. As of December 31, 2015, three of the Company's largest customers accounted for approximately $819,000, or 31.4% of accounts receivable. The Company carefully evaluates the creditworthiness of its customers in deciding to extend credit, and utilizes letters of credit to further limit credit risk for export sales. As a result of these policies, the Company has experienced very low historical bad debt expense and believes the related risk to be minimal.

At various times throughout the year and at December 31, 2016, some deposits held at financial institutions were in excess of federally insured limits. The Company has not experienced any losses related to these balances and believes the related risk to be minimal.

Segment Information

The Company reports segment information in accordance with ASC 280, Segment Information ("ASC 280").  ASC 280 requires companies to report financial and descriptive information for each identified operating segment based on management's internal organizational decision-making structure. Management has identified the segments of electronic components and electronic instruments.

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

Foreign Currency Translation

The assets and liabilities of international operations are re-measured at the exchange rates in effect at the balance sheet date for monetary assets and liabilities and at historical rates for non-monetary assets and liabilities, with the related re-measurement gains or losses reported within the consolidated statement of operations. The results of international operations are re-measured at the monthly average exchange rates. The Company's foreign subsidiaries and respective operations' functional currency is the U.S. dollar.  The Company has determined this based upon the majority of transactions with customers as well as inter-company transactions and parental support being based in U.S. dollars.  The Company has recognized a re-measurement loss of ($2,000) and a re-measurement gain of $35,000, in 2016 and 2015, respectively, which is included within other income, net in the consolidated statements of operations.

Recently Issued Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows – (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017.  Early application is permitted.  The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

In March 2016, the Financial Accounting Standards Board (the "FASB") issued ASU 2016–09, "Compensation – Stock Compensation (Topic 718): Improvements to Employee Share–Based Payment Accounting" ("ASU 2016–09"). ASU 2016-9 simplifies the accounting for share–based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016–09 is effective for fiscal years beginning after December 15, 2016.  The Company is currently evaluating the requirements of ASU 2016–09, but does not believe the final result will have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016–02, "Leases (Topic 842)." The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. The Company does not expect this standard to have a material impact on our consolidated financial statements because there are no material operating leases.

In January 2016, the FASB issued ASU No. 2016–01, "Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825)" ("ASU 2016-01"). ASU No. 2016–01 revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value.  ASU No. 2016–01 requires the change in fair value of many equity investments to be recognized in net income.  ASU No. 2016–01 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted.   Adopting ASU No. 2016–01 may result in a cumulative effect adjustment to the Company's retained earnings as of the beginning of the year of adoption.  The Company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016–01.

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

In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern," ("ASU 2014-15") which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company has adopted this guidance as of December 31, 2016 and it did not have a material impact on its financial statements.

In May 2014, the FASB issued ASU No. 2014–09, "Revenue from Contracts with Customers ("ASU 2014-09")", also known as the "New Revenue Standard". This update is the result of a collaborative effort by the FASB and the International Accounting Standards Board to simplify revenue recognition guidance, remove inconsistencies in the application of revenue recognition, and to improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to receive for those goods or services. The New Revenue Standard is applied through the following five-step process:

1.  Identify the contract(s) with a customer.
2.  Identify the performance obligation in the contract.
3.  Determine the transaction price.
4.  Allocate the transaction price to the performance obligations in the contract.
5.  Recognize revenue when (or as) the entity satisfies a performance obligation.

For a public entity, this update is effective for annual  and interim reporting periods beginning after December 15, 2017 with early adoption permitted.  This standard can be applied on either a retrospective or modified retrospective approach. Through the course of 2016 a number of ASU's have been issued which further refine the original guidance issued under ASU 2014-09 and are effective in conjunction with this original standard. The Company is determining its implementation approach and evaluating the potential impacts of the new standard on its existing revenue recognition policies and procedures. The Company's revenues are generally derived from purchase orders and standard contracts and performance obligation criteria is normally met at shipping point with no other material performance obligation.

No other new accounting pronouncements issued or effective during the fiscal year have had or are expected to have a material impact on the Company's consolidated financial statements.

B. Business Combination

On September 2, 2016, PTF acquired certain assets and assumed certain liabilities of Precise Time and Frequency, Inc. ("PTF Inc.") for cash consideration of $295,000 (the "PTF Acquisition"). The PTF Acquisition was accounted for under the acquisition method of accounting for business combinations pursuant to the provisions of ASC 805, Business Combinations, ("ASC 805"). The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their fair values as of the closing date of the acquisition.

The acquired assets include intellectual property and equipment that will support the Company's strategy to be a broader based supplier of highly engineered products for the generation, synchronization and control of timing and frequency. The intangible assets acquired are being amortized over a weighted average period of ten years. The Company believes this product line will complement the complete line of frequency control products that MtronPTI currently provides.

The following is a summary of the preliminary purchase price allocation to the estimated fair values of assets acquired and liabilites assumed in the PTF Acquisition (in thousands):

Purchase consideration	$295

Net assets acquired:
Current assets	45
Fixed assets	85
Intangible assets	214
Current liabilities	(45)
Net assets acquired	$299

Bargain purchase gain	$(4)

The assets acquired and liabilites assumed by PTF were done so through the distressed sale of PTF Inc. and  resulted in a bargain purchase gain which is recorded in other income (expense), net in the accompanying consolidated statement of operations for the year ended December 31, 2016.

Management estimated the fair value of net assets acquired using valuation techniques including income, cost and market approaches. In estimating the fair value of acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenues and cash flows, expected future growth rates and estimated discount rates.

The following table sets forth certain unaudited pro forma information for the year ended December 31, 2016 and 2015 assuming that the PTF Acquisition occurred on January 1, 2015 (in thousands, except per share data):

	Year Ended December 31, 2016
	Historical	Pro Forma Adjustments	Pro Forma

Revenue	$21,129	$-	$21,129
Net income	$136	$25	$161

Basic net income per share	$0.05	$0.01	$0.06
Diluted net income per share	$0.05	$0.01	$0.06

	Year Ended December 31, 2015
	Historical	Pro Forma Adjustments	Pro Forma

Revenue	$21,443	$-	$21,443
Net loss	$(752)	$(55)	$(807)

Basic net loss per share	$(0.29)	$(0.01)	$(0.30)
Diluted net loss per share	$(0.29)	$(0.01)	$(0.30)

The pro forma adjustments include amortization expense related to the acquired intangible assets and an adjustment to remove acquisition related expenses incurred in 2016 that for pro forma purposes should be reflected in 2015.

The net sales included in the Company's consolidated statement of operations which were generated by the PTF Acquisition from the acquisition closing date of September 2, 2016 through December 31, 2016 was $200,000. The losses included in the Company's consolidated statement of operations derived from the PTF Acquisition's business from the acquisition closing date to December 31, 2016 were ($57,000).

Acquisition-related costs are those costs the acquirer incurs to effect a business combination, including advisory, legal, accounting, valuation, and other professional or consulting fees.   The Company incurred a total of approximately $38,000 of acquisition-related costs which were charged to engineering, general and administrative expenses during the year ended December 31, 2016.

C. Inventories

The Company reduces the value of its inventories to market value when the market value is believed to be less than the cost of the item.  The inventory reserve for obsolescence as of December 31, 2016 and 2015 was $2,773,000 and $3,016,000, respectively.

	December 31,
	2016	2015
	(in thousands)
Raw materials	$1,408	$1,418
Work in process	1,306	1,325
Finished goods	924	803
Total Inventories, net	$3,638	$3,546

D. Related Party Transactions

As of December 31, 2016 approximately $1,002,000 was invested in a United States Treasury money market fund which is included in cash and cash equivalents on the accompanying balance sheet. Also, as of December 31, 2016, approximately $2,714,000 was invested in a market neutral mutual fund which is included in marketable securities on the accompanying balance sheet. Amounts invested in the market neutral mutual fund generated $62,000 of investment income that is classified as other income, net on the accompanying consolidated statement of operations. As of December 31, 2015 approximately $4,089,000 was invested in a United States Treasury money market fund. These funds are managed by a related entity (the "Fund Manager") which is related through a common director. One of the Company's directors, who is also a 10% stockholder, currently serves as an executive officer of the Fund Manager. The fund transactions in 2016 and 2015 were directed solely at the discretion of Company management.

E. Stock-Based Compensation

On August 4, 2011, the Company's stockholders approved the 2011 Incentive Plan. 500,000 shares of common stock were authorized for issuance under the 2011 Incentive Plan. On  June 16, 2016, the Company's stockholders approved the Amended and Restated 2011 Incentive Plan which increased the shares of common stock authorized for issuance to 750,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price 10 % above the market price of the Company's stock at the date of grant; those option awards generally have 5-year contractual terms and generally vest over three years. Restricted stock awards are granted at a value equal to the market price of the Company's common stock on the date of grant.

The following table summarizes the inputs to the option valuation model for the options granted during the years ended December 31, 2016 and 2015:

	2016	2015
Expected volatility	31%	32% – 50%
Dividend rate	0%	0%
Expected term (in years)	3.25 – 3.55	3.55
Risk-free rate	0.92% – 1.49%	1.06% – 1.25%
Forfeiture rate	0% – 25%	0% – 10%

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

The following table summarizes information about stock options outstanding and exercisable at December 31, 2016 as well as activity during the year then ended:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2015	194,726	9.27		$—
Granted during 2016	64,442	4.61		—
Exercised during 2016	—	—		—
Forfeited during 2016	(82,824)	14.94		—
Expired during 2016	—	—		—
Outstanding at December 31, 2016	176,344	$4.90	3.4	$—
Exercisable at December 31, 2016	79,733	$5.06	2.8	$—

The weighted-average grant-date fair value of options granted during the years 2016 and 2015 was $1.04 and $0.99, respectively. As of December 31, 2016, there was approximately $56,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements.

The following table summarizes information about the Company's unvested stock awards as of December 31, 2016, as well as activity during the year then ended:

	Number of Stock Awards	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	845	$5.81
Granted during 2016	11,952	5.02
Vested during 2016	(12,797)	5.07
Forfeited during 2016	—	—
Unvested at December 31, 2016	—	$—

As of December 31, 2016, there were no unvested share-based compensation arrangements granted under the Amended and Restated 2011 Incentive Plan. The total fair value of shares vested during the year ended December 31, 2016, was approximately $65,000.

The Amended and Restated 2011 Incentive Plan had 432,723 shares remaining available for future issuance at December 31, 2016.

F. Income Taxes

Income tax (benefit) provision for the years ended December 31, 2016 and 2015 is as follows:

	2016	2015
	(in thousands)
Current:
Federal	$—	$—
State and local	8	8
Foreign	41	—
Total Current	49	8

Deferred:
Federal	(211)	(292)
State and local	267	(12)
Foreign	55	(1)
Total before change in valuation allowance	111	(305)
Change in Valuation Allowance	(325)	305
Net Deferred	(214)	—
	$(165)	$8

A reconciliation of the (benefit) provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes:

	2016	2015
	(in thousands)
Tax provision at expected statutory rate	$(8)	$(239)
State taxes, net of federal benefit	(25)	4
Permanent differences	6	8
Credits	(123)	(97)
Foreign tax expense, and other	11	27
True-up to State NOL	299	—
Change in valuation allowance	(325)	305
(Benefit) provision for income taxes	$(165)	$8

Loss before income taxes from domestic operations was ($434,000) and ($731,000) in 2016 and 2015, respectively. Income before income taxes from foreign operations was $417,000 and $28,000 in 2016 and 2015, respectively. At December 31, 2016, U.S. income taxes benefit have been provided on approximately $153,000 of losses of the Company's foreign subsidiaries, because these losses are not considered to be indefinitely reinvested. As of December 31, 2016, earnings of non-U.S. subsidiaries considered to be indefinitely reinvested totaled $628,000. No provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. taxes, reduced by any foreign tax credits available. It is not practicable to estimate the amount of additional tax that might be payable on this undistributed foreign income.

The Company has a total federal net operating loss ("NOL") carry-forward of $10,075,000 as of December 31, 2016. This federal NOL carry-forward expires through 2036 if not utilized prior to that date. The Company has total state NOL carry-forwards of $16,263,000 as of December 31, 2016. These state NOL carry-forwards expire through 2036 if not utilized prior to that date. The Company has research and development tax credit carry-forwards of approximately $1,450,000 at December 31, 2016, that can be used to reduce future income tax liabilities and expire principally between 2020 and 2036. The Company has foreign tax credit carry-forwards of approximately $359,000 at December 31, 2016, that are available to reduce future U.S. income tax liabilities subject to certain limitations. These foreign tax credit carry-forwards expire at various times between 2018 and 2020. Additionally, the Company has federal alternative minimum tax ("AMT") credits of approximately $111,000 at December 31, 2016, that are available to offset future federal tax liabilities, and have no expiration.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will or will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. During the year ended December 31, 2016, based upon the weighting of positive and negative evidence, the Company has determined the results of future operations of one of its foreign subsidiaries will generate enough taxable income that it is more likely than not that deferred tax assets of $214,000, generated from foreign NOLs, can be utilized in the foreseeable future. Accordingly, the valuation allowance previously established for this tax benefit has been reversed. The Company has also determined that a full valuation against the remaining net deferred tax assets is required and has recorded a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. Should a change in circumstances lead to a change in judgment about the ability to realize deferred tax assets in future years, the Company will adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income. The Company recognizes interest and/or penalties, if any, related to income tax matters in income tax expense.

Deferred income taxes for 2016 and 2015 were provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.  Tax effects of temporary differences and carry-forwards at December 31, 2016 and 2015, were as follows:

	December 31, 2016		December 31, 2015
	Deferred Tax		Deferred Tax
	Asset	Liability	Asset	Liability
	(in thousands)
Inventory reserve	$1,083	$—	$1,179	$—
Fixed assets	—	151	—	230
Other reserves and accruals	213	—	173	—
Stock-based compensation	384	—	380	—
Undistributed foreign earnings	—	144	—	97
Other	—	56	—	68
Tax credit carry-forwards	1,921	—	1,840	—
Federal tax loss carry-forwards	3,428	—	3,270	—
State tax loss carry-forwards	627	—	915	—
Foreign tax loss carry-forwards	214	—	269	—
Total deferred income taxes	7,870	$351	8,026	$395
Valuation allowance	(7,305)		(7,631)
Net deferred tax assets	$214		$—

At December 31, 2016, the net deferred tax assets of $214,000 presented in the Company's balance sheet comprises deferred tax assets of $565,000, offset by deferred tax liabilities of $351,000. At December 31, 2015, the net deferred tax assets of $0 presented in the Company's balance sheet comprises deferred tax assets of $395,000, offset by deferred tax liabilities of $395,000.

The Company will recognize any interest and penalties related to unrecognized tax positions in income tax expense.  At the date of adoption of ASC 740, the Company did not have a liability for unrecognized tax positions.  In addition, the Company did not record any increases or decreases to its liability for unrecognized tax positions during the years ended December 31, 2016 or 2015.  Accordingly, the Company has not accrued for any interest and penalties as of December 31, 2016 or 2015. The Company does not anticipate any change in its liability for unrecognized tax positions over the next fiscal year.

The Company files income tax returns in the U.S. federal, various state, Hong Kong and India jurisdictions. The statute of limitations for assessment by the Internal Revenue Service ("IRS") and state tax authorities is open for tax years ended December 31, 2012, 2013 and 2014, although carry-forward attributes that were generated prior to tax year 2012, including NOL carry-forwards and tax credits, may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period.  The Company is generally subject to examinations by foreign tax authorities from 2010 to the present.

G. CNB Loan

On December 31, 2016, MtronPTI renewed its Loan Agreement (the "CNB Loan Agreement"), with City National Bank of Florida ("City National"). The CNB Loan Agreement provides for a revolving line of credit in the amount of $3.0 million (the "CNB Revolver"), which bears interest at a variable rate equal to 30-day LIBOR plus 200 basis points to be set on the first day of each month, and expires on September 30, 2018. The CNB Loan Agreement also provides that MtronPTI will pay City National a fee equal to 0.75% per year on the daily unused amount. The Company's obligations under the CNB Loan Agreement are secured only by cash collateral and do not require any other liens.

At December 31, 2016 and December 31, 2015, there was no balance outstanding under the CNB Revolver and no associated restricted cash.

H. Stockholders' Equity

On August 29, 2011, the Board authorized the Company to repurchase up to 100,000 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized and available for repurchase under the Company's existing share repurchase program to 540,000 shares, at such times, amounts and prices as the Company shall deem appropriate. As of December 31, 2016, the Company had repurchased a total of 81,584 shares of common stock at a cost of $580,000, which shares are currently held in treasury.

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

	Level 1	Level 2	Level 3	Total December 31, 2016
Marketable Securities (equity securities)	$2,770	$—	$—	$2,770
U.S. Treasury securities (cash equivalents)	$1,002	$—	$—	$1,002

	(Level 1)	(Level 2)	(Level 3)	Total December 31, 2015
Marketable Securities (equity securities)	$56	$—	$—	$56
U.S. Treasury securities (cash equivalents)	$4,089	$—	$—	$4,089

There were no transfers from level 2 to level 3 during the period. There were no level 2 or 3 assets as of December 31, 2016 or 2015. The Company also has assets that may be subject to measurement at fair value on a non-recurring basis, including goodwill and intangible assets, and other long-lived assets. There were no liabilities subject to fair value on a non-recurring or recurring basis as of December 31, 2016 and 2015.

The Company reviews goodwill annually and the carrying value of long-lived assets whenever events and circumstances indicate that the carrying amounts of the assets may not be recoverable. If it is determined that the assets are impaired, the carrying value would be reduced to estimated fair value.

J. Employee Benefit Plans

The Company offers a defined contribution plan for eligible employees, in which the Company makes discretionary contributions up to 50% of the first 6% of eligible compensation contributed by participants. The Company contributed approximately $107,000 and $112,000 in discretionary contributions during 2016 and 2015, respectively. Participants vest in employer contributions starting after their second year of service at 20% increments vesting 100% in year six.

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

Rent Expense

Rent expense under operating leases was $249,000 and $196,000 for the years ended December 31, 2016 and 2015, respectively. The Company leases certain property and equipment, including warehousing, and sales and distribution equipment, under operating leases that extend from one to two years. Certain of these leases have renewal options.

L. Segment Information

The Company has identified two reportable business segments from operations: electronic components, which includes all products manufactured and sold by MtronPTI, and electronic instruments, which includes all products manufactured and sold by PTF. The Company's foreign operations in Hong Kong and India exist under MtronPTI.

Operating income (loss) is equal to revenues less cost of sales and operating expenses, excluding investment income, interest expense, and income taxes. Identifiable assets of the segment are those used in its operations and exclude general corporate assets. General corporate assets are principally cash and cash equivalents, short-term investments and certain other investments and receivables.

	Years Ended December 31,
	2016	2015
	(in thousands)
Revenues from Operations
Electronic components	$20,691	$20,713
Electronic instruments	200	—
Total consolidated revenues	$20,891	20,713

Operating Income (Loss) from Operations
Electronic components	$1,011	$309
Electronic instruments	(61)	—
Unallocated corporate expense	(1,111)	(1,097)
Consolidated total operating loss	(161)	(788)
Interest expense, net	(22)	(32)
Other income, net	166	117
Total other income	144	85

Loss Before Income Taxes	$(17)	$(703)

Capital Expenditures
Electronic components	$162	$412
Electronic instruments	—	—
General corporate	10	10
Total capital expenditures	$172	$422

Total Assets
Electronic components	$9,015	$8,266
Electronic instruments	531	—
General corporate	7,100	7,537
Consolidated total assets	$16,646	$15,803

M. Domestic and Foreign Revenues

For the years ended December 31, 2016 and 2015, domestic revenues were $14,893,000 and $15,260,000, respectively and foreign revenues were $5,998,000 and $5,453,000, respectively. Significant foreign revenues from operations (10% or more of foreign sales) were as follows:

	Years Ended December 31,
	2016	2015
	(in thousands)

Malaysia	$3,240	$2,455
China	315	778
All other foreign countries	2,443	2,220
Total foreign revenues	$5,998	$5,453

The Company allocates its foreign revenue based on the customer's ship-to location.

EXHIBIT INDEX

Exhibit No.	Description
2.1
Asset Purchase Agreement, dated as of January 31, 2014, made by and between M-tron Industries, Inc. and Trilithic, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 15, 2014).

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

10.5
The LGL Group, Inc. Amended and Restated 2011 Incentive Plan (incorporated by reference to Annex A of the Company's Definitive Proxy Statement with respect to the Company's 2016 Annual Meeting of Stockholders, filed on April 29, 2016).

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

* Filed herewith

** Furnished herewith. In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

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