Form 10-K/A
period 2016-12-31
LGL GROUP INC
filed 2017-04-28
CIK 61004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549
_________________

FORM 10-K/A
(Amendment No.1)

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

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐        Accelerated filer ☐

Non-accelerated filer ☐          Smaller reporting company ☒  Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant's common stock on the last business day of the registrant's most recently completed second fiscal quarter of $3.28 per share, was $7,147,940.  Solely for the purpose of this calculation, shares held by directors and executive officers of the registrant have been excluded.  Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

The number of outstanding shares of the registrant's common stock was 2,675,466 as of April 21, 2017.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE
The LGL Group, Inc. (the "Company," "we," "our," or "us") is filing this Amendment No. 1 (the "Amendment") to its Annual Report on Form 10-K for the Company's fiscal year ended December 31, 2016, as originally filed with the Securities and Exchange Commission (the "SEC") on March 29, 2017 (the "Original Report"). The purpose of this Amendment is to include Part III information, which was to be incorporated by reference from the Company's definitive proxy statement for the 2017 Annual Meeting of Stockholders. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which would permit the Part III information to be incorporated in the Original Report by reference from the Company's definitive proxy statement if such proxy statement is filed no later than 120 days after the fiscal year-end. The Company is filing this Amendment to include Part III information in the Annual Report on Form 10-K for the year ended December 31, 2016 because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Original Report. This Amendment hereby amends and restates the cover page, Part III, Items 10 through 14, and the list of exhibits contained in Part IV, Item 15, in their entirety.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Part III, Items 10 through 14 and Part IV, Item 15, of the Original Report are hereby amended and restated in their entirety below. The Amendment does not affect any other items in the Original Report, including the Company's financial statements and the notes to the financial statements.  In addition, the cover page has been updated and amended. As a result of the Amendment, the Company is also filing as exhibits to the Amendment new certifications as required by Rule 13a-14(a) under the Exchange Act. Except as otherwise indicated, the Amendment speaks as of the date of the Original Report and reflects only the changes discussed above. Accordingly, this Amendment should be read in conjunction with the Original Report.
i

THE LGL GROUP, INC.

		Page
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.	1
Item 11.	Executive Compensation.	4
Item 12.	Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters.	6
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	8
Item 14.	Principal Accounting Fees and Services.	8

PART IV

Item 15.	Exhibits and Financial Statement Schedules.	10

ii

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Directors
The following table sets forth information regarding our directors, including their business experience for the past five years (and, in some instances, for prior years) and their specific experience, qualifications, attributes or skills that led to the conclusion that they should serve as directors.
Name	Age	Director Since	Offices and Positions Held With the Company, Business Experience and Principal Occupation for the Last Five Years, and Directorships in Public Corporations and Investment Companies
Michael J. Ferrantino, Sr.	74	2014
Executive Chairman of the Board, The LGL Group, Inc. (April 2016 to present); Chief Executive Officer, The LGL Group, Inc. (June 2014 to present); Executive Chairman of the Board, M-tron Industries, Inc. (October 2013 to present); President and Chief Executive Officer, Valpey-Fisher Corporation (September 2002 to November 2009), a provider of electronic components used in communications, medical, defense and aerospace, industrial and computer applications for original equipment manufacturers and contract manufacturers worldwide; President, Micro Networks Division, Integrated Circuit Systems, Inc. (January 2002 to September 2002), a supplier of precision timing devices for optical networking, wireless infrastructure and high end network servers using surface acoustic wave and RF technology; President and Chief Executive Officer, Micro Networks Corporation (pre-2000 to January 2002); and Chairman of the Board of Directors, Micro Networks Corporation (April 2000 to January 2002). Mr. Ferrantino brings to the Company's board of directors (the "Board") his extensive knowledge and leadership experience in the RF/microwave integrated system and frequency control industries.

Timothy Foufas	48	2007
Managing Partner, Plato Foufas & Co. LLC (2005 to present), a financial services company; President, Levalon Properties LLC (2007 to present), a real estate property management company; Senior Vice President, Bayshore Management Co. LLC (2005 to 2006), a real estate property management company; Director of Investments, Liam Ventures Inc. (2000 to 2005), a private equity investment firm; and Director, ICTC Group, Inc. (2010 to 2013), a rural local exchange carrier headquartered in Nome, ND.  Mr. Foufas brings to the Board his management skills and expertise in financial, investment and real estate matters.

Marc J. Gabelli	49	2004
Managing Partner, Horizon Research (January 2013 to present), an investment management and research services provider; Chief Executive Officer, Gabelli Securities International Ltd. (1994 to present), a global alternative asset management platform and merchant advisor; President and Managing Director, GGCP, Inc. (1999 to present), a private corporation that makes investments for its own account; Managing Member, Commonwealth Management Partners LLC (2008 to present); and Director and Managing Partner, GAMA Funds Holdings GmbH (2009 to present). Mr. Gabelli brings to the Board his extensive knowledge of the Company's business and industry due to his longstanding service on the Board, as well as his financial expertise and leadership experience as an executive of various investment firms.

Donald H. Hunter	60	2013
Principal, Donald Hunter LLC (April 2007 to present), a consulting practice based in Wellesley, MA; Chief Operating Officer and Chief Financial Officer, Harbor Global Company Limited (October 2000 to December 2006), a public company that owned and operated international investment management and natural resources subsidiaries; Chief Operating Officer, Pioneer Global Investments, a Division of the Pioneer Group, Inc. (August 1998 to October 2000), a company that provided investment management services and owned several natural resources investments; and Manager of International Finance, the Pioneer Group, Inc. (January 1991 to August 1998), with financial responsibility for international strategic start-up companies. Mr. Hunter served as a director of Juniper Pharmaceuticals, Inc. (February 2014 to March 2016), a specialty pharmaceuticals company (NASDAQ: JNP), where he served as Chairman of the Audit Committee; LICT Corporation (June 2014 to May 2016), an integrated provider of broadband and voice services (OTC PK: LICT); and the Pioneer First Polish Trust Fund, where he served as Audit Committee Chairman for the first mutual fund in Poland.  Mr. Hunter brings to the Board financial, operating, corporate development, international and mergers and acquisition experience.

Manjit Kalha	42	2011
Managing Partner, Horizon Research (August 2012 to present), a firm that provides investment management and research services; Chief Executive Officer, Horizon AMC (June 2008 to present), a firm that provides investment management and consulting services; Chief Executive Officer and Director, Jeet Associates Private Limited (December 2006 to present), a consulting firm based in New Delhi that provides business strategy, finance, and taxation advisory services; and Co-founder and Chief Operating Officer, Radiant Polymers Private Limited (2001 to 2006), a manufacturing company of high quality specialty plastic components. Mr. Kalha brings to the Board his experience in management and manufacturing operations, and an extensive knowledge of global financial markets.

Frederic V. Salerno, Jr.	50	2016
Strategic Sourcing Manager, Brunswick Corporation (2014 to present); Supply Chain Manager, Poseidon Barge Company (2013 to 2014); Strategic Sourcing Manager, Tuthill Corporation (2009 to 2012); Materials Director, Terex Corporation (2006 to 2008); and Strategic Manufacturing Manager, Ingersoll-Rand Corporation, (1995 to 2006). Mr. Salerno brings to the Board 25 years of experience in operations and supply chain management.

Hendi Susanto	43	2016
Vice President, Equity Research, Technology Leader, Gabelli & Company, a provider of institutional research and brokerage services (August 2007 to present). Mr. Susanto brings to the Board extensive experience in evaluating investments in technology, and special situations such as mergers and acquisitions, convertible debts and restructuring.

Antonio Visconti	57	2014
Vice President, Hittite Microwave Corporation (2011 to 2014), a leader in high performance integrated circuits (ICs), modules, and subsystems for RF microwave and millimeter-wave applications; Business Director, Maxim Integrated Products (2010 to 2011), a leading manufacturer of linear and mixed-signal ICs; Chief Executive Officer and Founder, Aczent Inc. (2008 to 2011), a developer of analog solutions for industrial applications, acquired in 2011 by major semiconductor manufacturer; and Vice President and General Manager, National Semiconductor's Data Conversion division (2002 to 2008). Mr. Visconti has over 25 years of experience in the high technology industry and brings to the Board engineering, business development and technology acquisition expertise.

Executive Officers
The following table sets forth information regarding our executive officers, including their business experience for the past five years and prior years.
Name	Age	Offices and Positions Held With the Company, Business Experience and Principal Occupation for the Last Five Years
Michael J. Ferrantino, Sr.	74	Mr. Ferrantino's business experience, including his term in office, is listed in the section above titled "Directors."
Patti A. Smith	52
Chief Financial Officer, Secretary and Treasurer, The LGL Group, Inc. (April 2015 to present); Director of Financial Reporting and Human Resources, The LGL Group, Inc. (March 2015 to April 2015); Financial Reporting and Human Resources Manager, The LGL Group, Inc. (April 2014 to March 2015); Financial Reporting Manager, The LGL Group, Inc. (September 2012 to April 2014); Director of Financial Reporting for CNL Financial Group, Inc. ("CNL"), one of the nation's leading private investment management firms (July 2011 to May 2012); Vice President of Private Equity Accounting for CNL (August 2007 to July 2011). Prior to 2007, Ms. Smith held financial leadership positions with various public companies including Frontier Corporation, Bausch & Lomb, Inc. and Griffin Technology. Ms. Smith is also a certified public accountant.

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
Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that its directors, officers and holders of more than 10% of the Company's common stock complied with all applicable filing requirements during the 2016 fiscal year.

Code of Ethics
We adopted a code of ethics as part of our Business Conduct Policy, which applies to all of our employees, including our principal executive, financial and accounting officers. Our Business Conduct Policy is available at www.lglgroup.com. Amendments to and waivers of our code of ethics and Business Conduct Policy will be disclosed on our website.
Audit Committee
The Audit Committee of the Board (the "Audit Committee") consists of Messrs. Hunter, Kalha and Susanto. The Board has determined that all Audit Committee members are financially literate and independent under applicable NYSE MKT listing standards.  Mr. Hunter serves as Chairman of the Audit Committee, and the Board has determined that he qualifies as the Audit Committee financial expert, as defined under the Exchange Act.
Item. 11 Executive Compensation.

Summary Compensation Table
The following table sets forth information with respect to compensation earned by the named executive officers:
Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards(1) ($)		Option Awards(1) ($)	All Other Compensation ($)		Total ($)
Michael J. Ferrantino, Sr.	2016	144,000	78,750	(2)	—		32,084	6,532	(3)	261,366
Chief Executive Officer	2015	144,000	40,000	(4)	160,000	(4)	—	10,895	(3)	354,895

Patti A. Smith(5)	2016	130,000	18,000	(6)	—		4,450	3,900	(7)	155,255
Chief Financial Officer	2015	90,000	—		—		5,150	3,623	(7)	98,773

(1)
Reflects the aggregate grant date fair value of stock awards or option awards granted in the applicable year, computed in accordance with Financial Accounting Standard Board Standards Codification Topic 718.  For a discussion of the assumptions and methodologies used to calculate these amounts, please see Note E – Stock-Based Compensation in the Notes to Consolidated Financial Statements included in the Original Report.

(2)	Reflects Mr. Ferrantino's 2016 Annual Incentive Payment (defined below).
(3)
Amounts include reimbursement of healthcare insurance costs and the personal income tax expense arising from those costs, as well as matching contributions made by the Company to the individual's 401(k) plan.

(4)	On May 8, 2015, the Company awarded Mr. Ferrantino a discretionary cash bonus of $40,000 and 37,296 restricted shares of common stock with a grant date fair value of $160,000.
(5)	Ms. Smith has served as the Company's Chief Financial Officer since April 2015.
(6)
Ms. Smith is eligible to participate in the Company's Annual Management Incentive Plan which is based on the Company's financial and operational performance and individual performance. For 2016 Ms. Smith earned an $18,000 bonus pursuant to the Company's 2016 Annual Management Incentive Plan

(7)	Amounts include matching contributions made by the Company to the individual's 401(k) plan.

Employment Agreements
Michael J. Ferrantino, Sr.
Pursuant to an offer letter entered into between the Company and Michael J. Ferrantino, Sr. (the "Offer Letter") on May 21, 2014, Mr. Ferrantino is eligible to receive annual incentive payments (the "Annual Incentive Payments") based on the increase in the economic value of the Company ("EV"), as further described in the Offer Letter, over the prior fiscal year. The total amount of the Annual Incentive Payments payable for any fiscal year shall be the greater of (x) $144,000 or (y) 3.0% of the increase in EV over the prior fiscal year. Mr. Ferrantino's 2016 Annual Incentive Payment is included in the Summary Compensation Table above.

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth information regarding equity awards held by our named executive officers as of December 31, 2016:
	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Michael J. Ferrantino, Sr.	45,000	(1)	—	4.90	6/11/2019
	935	(2)	623	3.53	12/11/2019
	6,750	(3)	20,250	5.02	12/30/2021

Patti A. Smith	3,000	(4)	2,000	4.15	3/12/2020
	1,250	(5)	3,750	3.90	9/2/2021

(1)
On June 11, 2014, the Company granted Mr. Ferrantino options to purchase 75,000 shares of common stock under the 2011 Incentive Plan with a grant date fair value of $111,055. These options vest as follows: 60% on the grant date; an additional 20% on the second anniversary of the grant date; and the remaining 20% on the third anniversary of the grant date. On March 1, 2016, Mr. Ferrantino forfeited 30,000 of these options that were unvested.

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

(3)
On December 30, 2016, Mr. Ferrantino, was granted options to purchase 27,000 shares of common stock under the Amended and Restated 2011 Incentive Plan with a grant date fair value of $32,084.  These options vest as follows: 25% on the grant date; 25% on the first anniversary of the grant date; an additional 25% on the second anniversary of the grant date; and the remaining 25% on the third anniversary of the grant date.

(4)
On March 12, 2015, the Company granted Ms. Smith options to purchase 5,000 shares of common stock under the 2011 Incentive Plan with a grant date fair value of $5,150. These options vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date.

(5)
On September 2, 2016, the Company granted Ms. Smith options to purchase 5,000 shares of common stock under the Amended and Restated 2011 Incentive Plan with a grant date fair value of $4,450. These options vest as follows: 25% on the grant date; 25% on the first anniversary of the grant date; an additional 25% on the second anniversary of the grant date; and the remaining 25% on the third anniversary of the grant date.

Non-Employee Director Compensation
The following table sets forth information with respect to compensation earned by or awarded to each non-employee director who served on the Board during the fiscal year ended December 31, 2016:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)
Timothy Foufas	18,250	10,000	—	28,250
Marc J. Gabelli	10,000	10,000	—	20,000
Donald H. Hunter	17,750	10,000	—	27,750
Manjit Kalha	16,000	—	4,615	20,615
Frederic Salerno	5,500	10,000	—	15,500
Hendi Susanto	5,500	10,000	—	15,500
Antonio Visconti	14,250	10,000	—	24,250

(1) On December 30, 2016, non-employee directors received grants of 1,992 shares of restricted common stock as 50% of their base compensation for fiscal 2017 ($10,000), except for Mr. Kalha, who elected to receive a grant of options to purchase 9,442 shares of common stock as 50% of his base compensation for fiscal 2017. These shares and options were granted under the Amended and Restated 2011 Incentive Plan. The shares of restricted common stock vested immediately. The options vest as follows: 30% on the first anniversary of the grant date; 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date.
In 2016, our directors also received the following in addition to the equity awards granted as part of their base compensation (i) the remaining 25% of their annual base compensation in cash ($5,000); (ii) $2,000 for each meeting of the Board attended in person or $750 for each meeting held telephonically; and (iii) the Audit Committee Chairman received a $2,000 annual cash retainer and the Nominating Committee Chairman and Compensation Committee Chairman each received a $1,000 annual cash retainer.

In 2016 our non-employee directors received 50% of their annual compensation in cash ($10,000), 25% of their annual compensation in the form of restricted stock ($5,000) and the remaining 25% of their annual compensation in the form of stock options ($5,000). For 2017 our non-employee directors will receive 75% of their annual compensation in cash ($15,000) and the remaining 25% of their annual compensation in the form of restricted stock ($5,000).
Item 12. Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the number of shares of our common stock beneficially owned on April 21, 2017, by:
‒	Each person who is known to us to beneficially own more than 5% of our common stock;
‒	Each of our directors, nominees and named executive officers; and
‒	All of our directors and executive officers, as a group.
The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities.  Under the rules of the SEC, a person is deemed to be a "beneficial owner" of a security if that person has or shares voting power, which includes the power to vote or direct the voting of a security, or investment power, which includes the power to dispose of or to direct the disposition of a security.  A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days.  Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.  Except as otherwise indicated in these footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock.

Except as otherwise set forth below, the address of each of the persons listed below is:  The LGL Group, Inc., 2525 Shader Road, Orlando, Florida 32804.
	Common Stock Beneficially Owned(1)
Name and Address of Beneficial Owner	Shares		%
5% Stockholders:
Mario J. Gabelli	460,517	(2)	17.2

Directors and Named Executive Officers:
Michael J. Ferrantino, Sr.	95,065	(3)	3.5
Timothy Foufas	24,957	(4)	*
Marc J. Gabelli	378,143	(5)	14.1
Donald H. Hunter	12,930	(4)	*
Manjit Kalha	10,473	(6)	*
Frederic V. Salerno, Jr.	1,992		*
Hendi Susanto	1,992		*
Antonio Visconti	8,953	(4)	*
Patti A. Smith	4,250	(7)	*
All executive officers and directors as a group (9 persons)	538,755	(8)	19.7

* Less than 1% of outstanding shares.
(1)
The applicable percentage of ownership for each beneficial owner is based on 2,675,466 shares of common stock outstanding as of April 21, 2017.  Shares of common stock issuable upon exercise of options, warrants or other rights beneficially owned that are exercisable within 60 days are deemed outstanding for the purpose of computing the percentage ownership of the person holding such securities and rights and all executive officers and directors as a group.

(2)
Includes (i) 241,861 shares of common stock owned directly by Mario J. Gabelli; (ii) 96,756 shares owned by MJG-IV Limited Partnership, of which Mr. Gabelli is the general partner and has an approximate 5% interest; and (iii) 121,900 shares owned by GGCP, Inc., of which Mr. Gabelli is the chief executive officer, a director and controlling shareholder.  Mr. Gabelli disclaims beneficial ownership of the shares owned by MJG-IV Limited Partnership and GGCP, Inc., except to the extent of his pecuniary interest therein.  Mr. Gabelli's business address is 401 Theodore Fremd Avenue, Rye, New York 10580-1430.  This disclosure is based solely on information in a Statement of Changes in Beneficial Ownership on Form 4 filed by Mr. Gabelli with the SEC on December 6, 2016.

(3)	Includes 52,685 shares issuable upon the exercise of options.
(4)	Includes 1,315 shares issuable upon the exercise of options.
(5)
Includes (i) 25,926 shares of common stock owned directly by Mr. Gabelli; (ii) 1,315 shares issuable upon the exercise of options held by Mr. Gabelli; and (iii) 350,902 shares held by Venator Merchant Fund, L.P. ("Venator Fund").  Venator Global, LLC ("Venator Global"), which is the sole general partner of Venator Fund, may be deemed to beneficially own the securities owned by Venator Fund.  Mr. Gabelli, who is the President and Sole Member of Venator Global, may be deemed to beneficially own the securities owned by Venator Fund.  Mr. Gabelli disclaims beneficial ownership of the securities owned by Venator Fund, except to the extent of his pecuniary interest therein.

(6)	Includes 2,074 shares issuable upon the exercise of options.
(7)	Includes 4,250 shares issuable upon the exercise of options.
(8)	Includes 474,486 shares of common stock and 64,269 shares issuable upon the exercise of options.

Equity Compensation Plan Information
The following table provides information as of December 31, 2016 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	176,344	$4.90	432,723
Equity compensation plans not approved by security holders	—	—	—
Total	176,344	$4.90	432,723

(1)
The Amended and Restated 2011 Incentive Plan was approved by our stockholders on June 16, 2016.  750,000 shares of common stock are authorized for issuance under the Amended and Restated 2011 Incentive Plan.  Options to purchase 176,344 shares of common stock issued under the Amended and Restated 2011 Incentive Plan were outstanding as of December 31, 2016.

Item. 13 Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons, Promoters and Certain Control Persons
Since January 1, 2015, there were no transactions that are required to be described under Item 404(d)(1) of Regulation S-K promulgated by the SEC.  All transactions between us and any of our officers, directors, director nominees, principal stockholders or their immediate family members are to be approved by the Audit Committee, and are to be on terms no less favorable to us than we could obtain from unaffiliated third parties.  Such policy and procedures are set forth in a resolution of the Board.

Director Independence
As required under NYSE MKT rules, a majority of the members of a listed company's board of directors must qualify as "independent," as affirmatively determined by such board of directors.  The Board has determined that Messrs. Foufas, Hunter, Kalha, Salerno, Susanto and Visconti are independent within the meaning of NYSE MKT rules.
Item 14. Principal Accounting Fees and Services.
Fees Billed During Fiscal 2016 and 2015
Audit Fees
Aggregate audit fees for the years ended December 31, 2016 and 2015, were $206,750 and $197,000, respectively, and include fees billed by RSM US LLP ("RSM") as the Company's independent registered public accounting firm for the years ended December 31, 2016 and 2015. Audit fees include services relating to auditing the Company's annual financial statements, reviewing the Company's financial statements included in the Company's quarterly reports on Form 10-Q, and procedures performed in connection with registration statements.
Audit-Related Fees
RSM did not render any audit-related services during 2016 or 2015.
Tax Fees
RSM did not render any tax services during 2016 or 2015.

All Other Fees
RSM did not render any other services during 2016 or 2015.
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
1. The list of the financial statements was previously filed with the Original Report.
2. Financial Statement Schedules:
None.
3. Exhibit Index
The following is a list of exhibits filed as part of this Form 10-K/A:
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

21.1	Subsidiaries of The LGL Group, Inc.**
23.1	Consent of Independent Registered Public Accounting Firm – RSM US LLP.**
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith.

** Previously filed or furnished, as the case may be, with the Original Report, originally filed with the SEC on March 29, 2017, which is being amended hereby.

The exhibits listed above have been filed separately with the SEC in conjunction with the Company's Annual Report on Form 10-K, as amended by the Amendment, or have been incorporated by reference into the Company's Annual Report on Form 10-K, as amended by the Amendment.  Upon request, the Company will furnish to each of its stockholders a copy of any such exhibit.  Requests should be addressed to the Corporate Secretary, The LGL Group, Inc., 2525 Shader Road, Orlando, Florida, 32804.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE LGL GROUP, INC.

April 28, 2017	By:	/s/ Michael J. Ferrantino, Sr.
Michael J. Ferrantino, Sr.
President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX
Exhibit No.	Description
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

21.1	Subsidiaries of The LGL Group, Inc.**
23.1	Consent of Independent Registered Public Accounting Firm – RSM US LLP.**
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith.

** Previously filed or furnished, as the case may be, with the Original Report, originally filed with the SEC on March 29, 2017, which is being amended hereby.

The exhibits listed above have been filed separately with the SEC in conjunction with the Company's Annual Report on Form 10-K, as amended by the Amendment, or have been incorporated by reference into the Company's Annual Report on Form 10-K, as amended by the Amendment.  Upon request, the Company will furnish to each of its stockholders a copy of any such exhibit.  Requests should be addressed to the Corporate Secretary, The LGL Group, Inc., 2525 Shader Road, Orlando, Florida, 32804.