Form 10-Q
period 2017-03-31
LGL GROUP INC
filed 2017-05-12
CIK 61004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 001- 00106

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2017
Common Stock, $0.01 par value per share	2,675,466

INDEX

THE LGL GROUP, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE LGL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Per Share Amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,989	$2,778
Marketable securities	3,793	2,770
Accounts receivable, net of allowances of $29 and $31, respectively	3,186	3,504
Inventories, net	4,050	3,638
Prepaid expenses and other current assets	294	200
Total Current Assets	13,312	12,890
Property, Plant and Equipment:
Land	633	633
Buildings and improvements	3,966	3,966
Machinery and equipment	16,854	16,849
Gross property, plant and equipment	21,453	21,448
Less: accumulated depreciation	(18,904)	(18,737)
Net property, plant, and equipment	2,549	2,711
Intangible assets, net	609	628
Deferred income taxes, net	221	214
Other assets, net	204	203
Total Assets	$16,895	$16,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,511	$1,525
Accrued compensation and commissions expense	1,002	942
Other accrued expenses	352	288
Total Current Liabilities	2,865	2,755
Commitments and Contingencies (Note L)
Stockholders’ Equity
Common stock, $0.01 par value - 10,000,000 shares authorized; 2,757,050 shares issued and 2,675,466 shares outstanding at March 31, 2017 and December 31, 2016	27	27
Additional paid-in capital	29,180	29,173
Accumulated deficit	(14,615)	(14,726)
Treasury stock, 81,584 shares held in treasury at cost at March 31, 2017 and December 31, 2016	(580)	(580)
Accumulated other comprehensive income (loss)	18	(3)
Total Stockholders' Equity	14,030	13,891
Total Liabilities and Stockholders' Equity	$16,895	$16,646

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2017	2016
REVENUES	$5,624	$4,756
Costs and expenses:
Manufacturing cost of sales	3,558	3,257
Engineering, selling and administrative	1,958	1,661
OPERATING INCOME (LOSS)	108	(162)
Other Income (Expense):
Interest expense, net	(6)	(6)
Other income, net	12	42
Total Other Income (Expense)	6	36
INCOME (LOSS) BEFORE INCOME TAXES	114	(126)
Income tax provision	(3)	—
NET INCOME (LOSS)	$111	$(126)

Basic per share information:
Weighted average shares ourstanding	2,675,466	2,665,434
Net income (loss)	$0.04	$(0.05)

Diluted per share information:
Weighted average shares outstanding	2,688,484	2,665,434
Net income (loss)	$0.04	$(0.05)

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED

(Dollars in Thousands)

	Three Months Ended March 31,
	2017	2016
NET INCOME (LOSS)	$111	$(126)
Other Comprehensive Income (Loss):
Unrealized gain (loss) on available-for-sale securities, net of taxes	21	(3)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	21	(3)
COMPREHENSIVE INCOME (LOSS)	$132	$(129)

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY - UNAUDITED

(Dollars in Thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2016	2,675,466	27	29,173	(14,726)	(580)	(3)	13,891
Net income	—	—	—	111		—	111
Other comprehensive income	—	—	—	—	—	21	21
Stock-based compensation	—	—	7	—	—	—	7
Balance at March 31, 2017	2,675,466	$27	$29,180	$(14,615)	$(580)	$18	$14,030

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

(Dollars in Thousands)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net income (loss)	$111	$(126)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	167	190
Amortization of finite-lived intangible assets	20	14
Gain on disposal of assets	—	(43)
Stock-based compensation	7	(16)
Deferred income tax benefit	(7)	—
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	318	62
Increase in inventories, net	(412)	(4)
Increase in prepaid expenses and other assets	(95)	(69)
Increase in accounts payable, accrued compensation and commissions expense and other accrued liabilities	110	63
Net cash provided by operating activities	219	71

INVESTING ACTIVITIES
Purchase of marketable securities	(1,002)	—
Capital expenditures	(6)	(48)
Net cash used in investing activities	(1,008)	(48)

(Decrease) increase in cash and cash equivalents	(789)	23
Cash and cash equivalents at beginning of period	2,778	5,553
Cash and cash equivalents at end of period	$1,989	$5,576

Supplemental Disclosure:
Cash paid for interest	$—	$—
Cash paid for income taxes	$18	$20

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.	Subsidiaries of the Registrant

The LGL Group, Inc. (the "Company"), incorporated in 1928 under the laws of the State of Indiana and reincorporated under the laws of the State of Delaware in 2007, is a holding company with subsidiaries engaged in the designing, manufacturing and marketing of highly-engineered, high reliability frequency and spectrum control products used to control the frequency or timing of signals in electronic circuits, and in the design of high performance Frequency and Time Reference Standards that form the basis for timing and synchronization in various applications.

As of March 31, 2017, the subsidiaries of the Company were as follows:

Owned By The LGL Group, Inc.
M-tron Industries, Inc.	100.0%
Piezo Technology, Inc.	100.0%
Piezo Technology India Private Ltd.	99.0%
M-tron Asia, LLC	100.0%
M-tron Industries, Ltd.	100.0%
GC Opportunities Ltd.	100.0%
M-tron Services, Ltd.	100.0%
Precise Time and Frequency, LLC	100.0%
Lynch Systems, Inc.	100.0%

The Company operates through its two principal subsidiaries, M-tron Industries, Inc. (“MtronPTI”), which includes the operations of Piezo Technology, Inc. ("PTI") and M-tron Asia, LLC ("Mtron"), and Precise Time and Frequency, LLC ("PTF"), a subsidiary formed to hold the assets of Precise Time and Frequency, Inc. acquired September 2, 2016. Additionally, the Company operates in two identified segments. The first segment, the electronic components segment, is focused on the design and manufacture of highly-engineered, high reliability frequency and spectrum control products.  These electronic components ensure reliability and security in aerospace and defense communications, low noise and base accuracy for laboratory instruments, and synchronous data transfers throughout the wireless and Internet infrastructure. The second segment, the electronic instruments segment, is focused on the design and manufacture of high performance Frequency and Time Reference Standards that form the basis for timing and synchronization in various applications. The Company has operations in Orlando, Florida, Yankton, South Dakota, Wakefield, Massachusetts and Noida, India and sales offices in Sacramento, California, Austin, Texas and Hong Kong.

B.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017.

This interim information should be read in conjunction with the audited consolidated financial statements and related notes thereto set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (the "SEC") on March 29, 2017, as amended. The accompanying unaudited condensed consolidated financial statements should also be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.

C.	Inventories

Inventories are valued at the lower of cost or net realizable value using the FIFO (first-in, first-out) method. The Company reduces the value of its inventories to net realizable value market value when the net realizable value is believed to be less than the cost of the item.  The inventory reserve for obsolescence as of March 31, 2017 and December 31, 2016 was $2,793,000 and $2,773,000, respectively.

Inventories are comprised of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$1,524	$1,408
Work in process	1,518	1,306
Finished goods	1,008	924
Total Inventories, net	$4,050	$3,638

D.	Intangible Assets

Intangible assets are recorded at cost less accumulated amortization and included in engineering, selling and administrative expenses in the unaudited accompanying condensed consolidated statements of operations. Amortization is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range up to 10 years. The intangible assets consist of intellectual property and goodwill. The net carrying value of the amortizable intangible assets was $569,000 and $588,000 as of March 31, 2017 and December 31, 2016, respectively. Goodwill, which is not amortizable, was $40,000 as of March 31, 2017 and December 31, 2016.

The estimated aggregate amortization expense for intangible assets, excluding goodwill, for the remaining portion of 2017 and each of the four succeeding years and thereafter is as follows (in thousands):

2017	$56
2018	75
2019	75
2020	75
2021	75
Thereafter	213
Total	$569

E.	CNB Loan

On September 30, 2016, MtronPTI renewed its Loan Agreement (the “CNB Loan Agreement”), with City National Bank of Florida (“City National”). The CNB Loan Agreement provides for a revolving line of credit in the amount of $3.0 million (the “CNB Revolver”), which bears interest at a variable rate equal to the 30-day London Interbank Offered Rate (“LIBOR”) plus 200 basis points to be set on the first day of each month, and expires on September 30, 2018. The CNB Loan Agreement also provides that MtronPTI will pay City National a fee equal to 0.75% per year on the daily unused amount. The Company's obligations under the CNB Loan Agreement are secured only by cash collateral and do not require any other liens.

At March 31, 2017 and December 31, 2016, there was no balance outstanding under the CNB Revolver and no associated restricted cash.

F.	Stock-Based Compensation

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

Compensation expense related to share-based compensation is recognized over the applicable vesting periods. As of March 31, 2017, there was approximately $58,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements that will be recognized over a weighted average period of 2.3 years.

G.	Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with Accounting Standards Codification ("ASC") 260, Earnings Per Share ("ASC 260").  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share adjusts basic income (loss) per share for the effects of stock options, non-participating restricted common stock, and other potentially dilutive financial instruments, only in the periods in which the effects are dilutive. Shares of restricted stock granted to members of the Company’s board of directors (the “Board”) as a portion of their director fees are deemed to be participating as defined by ASC 260 and therefore are included in the computation of basic income (loss) per share.

For the three months ended March 31, 2017 and 2016, there were options to purchase 105,135 shares and 117,226 shares, respectively, of the Company's common stock and warrants to purchase 519,241 shares of common stock that were excluded from the diluted income (loss) per share computation because the impact of the assumed exercise of such stock options would have been anti-dilutive during the respective periods.

The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
Weighted average shares outstanding - basic	2,675,466	2,665,434
Effect of diluted securities	13,018	—
Weighted average shares outstanding - diluted	2,688,484	2,665,434

H.	Stockholders’ Equity

On August 29, 2011, the Board authorized the Company to repurchase up to 100,000 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized and available for repurchase under the Company's existing share repurchase program to 540,000 shares, at such times, amounts and prices as the Company shall deem appropriate. As of March 31, 2017, the Company had repurchased a total of 81,584 shares of common stock at a cost of $580,000, which shares are currently held in treasury.

On August 6, 2013, the Company distributed warrants to purchase shares of the Company's common stock as a dividend to holders of the Company's common stock as of July 29, 2013, the record date for the dividend. Stockholders received five warrants for each share of the Company's common stock owned on the record date. When exercisable, 25 warrants will entitle the holder to purchase one share of the Company's common stock at an exercise price of $7.50 per share (subject to adjustment).

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

	Level 1	Level 2	Level 3	Total March 31, 2017
Marketable Securities (equity securities)	$3,793	$—	$—	$3,793

	Level 1	Level 2	Level 3	Total December 31, 2016
Marketable Securities (equity securities)	$2,770	$—	$—	$2,770
U.S. Treasury securities (cash equivalents)	$1,002	$—	$—	$1,002

There were no transfers from level 2 to level 3 during the three months ended March 31, 2017 or 2016. There were no level 2 or 3 assets as of March 31, 2017 or December 31, 2016. The Company also has assets that may be subject to measurement at fair value on a non-recurring basis, including goodwill and intangible assets, and other long-lived assets. There were no liabilities subject to fair value on a non-recurring or recurring basis as of March 31, 2017 and December 31, 2016.

The Company reviews goodwill annually and the carrying value of long-lived assets whenever events and circumstances indicate that the carrying amounts of the assets may not be recoverable. If it is determined that the assets are impaired, the carrying value would be reduced to estimated fair value.

J.	Segment Information

The Company has two reportable business segments from operations: electronic components, which includes all products manufactured and sold by MtronPTI, and electronic instruments, which includes all products manufactured and sold by PTF. The Company's foreign operations in Hong Kong and India exist under MtronPTI.

Operating income (loss) is equal to revenues less cost of sales and operating expenses, excluding investment income, interest expense, and income taxes.

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Revenues from Operations
Electronic components	$5,392	$4,756
Electronic instruments	232	—
Total consolidated revenues	$5,624	4,756

Operating Income (Loss) from Operations
Electronic components	$326	$86
Electronic instruments	36	—
Unallocated corporate expense	(254)	(248)
Consolidated total operating income (loss)	108	(162)
Interest expense, net	(6)	(6)
Other income, net	12	42
Total other income	6	36

Income (Loss) Before Income Taxes	$114	$(126)

K.	Domestic and Foreign Revenues

For the three months ended March 31, 2017 and 2016, domestic revenues were $3,982,000 and $3,482,000, respectively and foreign revenues were $1,642,000 and $1,274,000, respectively. Significant foreign revenues from operations (10% or more of foreign sales) were as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Malaysia	$823	$726
Hong Kong	92	132
All other foreign countries	727	416
Total foreign revenues	$1,642	$1,274
Total domestic revenue	$3,982	$3,482

The Company allocates its foreign revenue based on the customer's ship-to location.

L.	Commitments and Contingencies

In the ordinary course of business, the Company and its subsidiaries may become defendants in certain product liability, patent infringement, worker claims and other litigation.  The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. The Company is not involved in any legal proceedings other than routine litigation arising in the normal course of business, none of which the Company believes will have a material adverse effect on the Company’s business, financial condition or results of operations.

M.	Related Party Transactions

As of March 31, 2017 and December 31, 2016, approximately $3,736,000 and $2,714,000, respectively, was invested in a market neutral mutual fund which is included in marketable securities on the accompanying balance sheet. As of December 31, 2016 approximately $1,002,000 was also invested in a United States Treasury money market fund which is included in cash and cash equivalents on the accompanying balance sheet. Both the market neutral mutual fund and the United States Treasury money market fund are managed by a related entity (the "Fund Manager") which is related through a common director. One of the Company's directors, who is also a 10% stockholder, currently serves as an executive officer of the Fund Manager. The fund transactions for the three months ended March 31, 2017 and December 31, 2016 were directed solely at the discretion of Company management.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with the audited consolidated financial statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, as amended. The terms “we,” “us,’ ‘our,’ and the “Company” refer to The LGL Group, Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated financial statements and the notes thereto.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q of the Company and the Company's other communications and statements, other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about the Company's beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company's control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan," "target," "goal," and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. Therefore, such statements are not intended to be a guarantee of the Company's performance in future periods. The Company's actual future results may differ materially from those set forth in the Company's forward-looking statements. For information concerning these factors and related matters, see "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the the SEC on March 29, 2017, as amended, this Quarterly Report on Form 10-Q and our other filings with the SEC. However, other factors besides those referenced could adversely affect the Company's results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Quarterly Report on Form 10-Q. The Company does not undertake to update any forward-looking statement, except as required by law. As a result, you should not place undue reliance on these forward-looking statements.

Results of Operations

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Consolidated Revenues, Gross Margin and Backlog

Total revenues for the three months ended March 31, 2017 were $5,624,000, an increase of 18.3% from revenues of $4,756,000 for the three months ended March 31, 2016.  Approximately 73% of the increase is being driven by management’s strategy to move away from low margin commodities business and focus on achieving revenue growth through the development of more complex, higher margin products, particularly in the Aerospace and Defense ("Aero/Defense") market segment. The remaining 27% of the increase is being driven by PTF, which we acquired in September 2016.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues increased  to 36.7% from 31.5% for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The increase reflects the 18.3% increase in revenue which aligns with our strategy to move away from the low margin commodities business and focus on achieving revenue growth through the development of more complex, higher margin products, particularly in the Aero/Defense market segment.

As of March 31, 2017, our order backlog was $10,877,000, an increase of 20.6% compared to a backlog of $9,016,000 as of March 31, 2016. The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent, which we have determined are firm orders likely to be fulfilled in the next 12 months.

Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any.  We expect to fill our entire order backlog within the next twelve months, but cannot provide assurances as to what portion of the order backlog will be fulfilled in a given year.

Operating Income (Loss)

Operating income was $108,000 for the three months ended March 31, 2017, compared to an operating loss of ($162,000) for the three months ended March 31, 2016.  The improvement is due to an 18.3% increase in revenue and a 5.2 percentage point increase in gross margin.

Other Income, Net

For the three months ended March 31, 2017, other income, net was $12,000 compared to $42,000 for the three months ended March 31, 2016. The current period consists primarily of foreign currency transactions gains on settled transactions. The prior year period reflects a gain realized on the disposal of assets.

Income Taxes

We recorded a tax (provision) benefit of ($3,000) and $0 for the three months ended March 31, 2017 and 2016, respectively.

Based on our assessment of the uncertainty surrounding the realization of the favorable tax attributes in future tax returns in accordance with the provisions of ASC 740, Income Taxes, we have determined that it is more likely than not that deferred tax assets generated from foreign NOLs, can be utilized in the foreseeable future and a  valuation allowance for these assets is not required. We also determined that a full valuation against the remaining U.S net deferred tax assets is required and have recorded a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. Should a change in circumstances lead to a change in judgment about the ability to realize deferred tax assets in future years, we will adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.

Net Income (Loss)

Net income for the three months ended March 31, 2017, was $111,000 compared to a net loss of ($126,000) for the three months ended March 31, 2016. Basic and diluted net income (loss) per share for the three month periods ended March 31, 2017 and 2016, was $0.04 and ($0.05), respectively.

Stock-Based Compensation

For the three months ended March 31, 2017, stock-based compensation expense was $7,000, compared to ($16,000) due to the effect of forfeitures, for the three months ended March 31, 2016. Compensation expense related to stock-based compensation is recognized over the applicable vesting periods. As of March 31, 2017, there was approximately $58,000 of total unrecognized compensation expense related to unvested stock-based compensation arrangements.

Liquidity and Capital Resources

As of March 31, 2017 and 2016, cash and cash equivalents were $1,989,000 and $2,778,000, respectively. In December 2016 and January 2017, we transferred certain investments in U.S. Treasury securities (cash equivalents) to equity securities, which are classified as marketable securities on our consolidated balance sheets.

Cash provided by operating activities was $219,000 and $71,000 for the three months ended March 31, 2017 and 2016, respectively.  The $148,000 increase was due primarily to an improvement in net income (loss) of $237,000, a year-over-year increase in non-cash adjustments for depreciation, stock-based compensation, gain on disposal of assets and a deferred tax benefit totaling of $42,000, offset by a year-over year net change in working capital accounts of ($131,000).

Cash used in investing activities for the three months ended March 31, 2017 and 2016 was ($1,008,000) and ($48,000), respectively.

The increase was primarily due to the transfer of certain investments in U.S. Treasury securities to equity securities, which are classified as an investing activity on our consolidated statements of cash flows offset by a decline in capital expenditures from the three months ended March 31, 2016 of $42,000.

There were no financing activities for the three months ended March 31, 2017 and 2016.

As of March 31, 2017, our consolidated working capital was $10,447,000 compared to $10,135,000 as of December 31, 2016.  As of March 31, 2017, we had current assets of $13,312,000, current liabilities of $2,865,000 and a ratio of current assets to current liabilities of 4.65:1.00. As of December 31, 2016, we had current assets of $12,890,000, current liabilities of $2,755,000 and a ratio of current assets to current liabilities of 4.68:1.00. Management continues to focus on efficiently managing working capital requirements to match operating activity levels.

On September 30, 2016, MtronPTI renewed the CNB Loan Agreement with City National. The CNB Loan Agreement provides for the CNB Revolver in the amount of $3.0 million, which bears interest at a variable rate equal to the 30-day LIBOR plus 200 basis points to be set on the first day of each month, and expires on September 30, 2018. The CNB Loan Agreement also provides that MtronPTI will pay City National a fee equal to 0.75% per year on the daily unused amount. Our obligations under the CNB Loan Agreement are secured only by cash collateral and do not require any other liens.

In connection with the CNB Loan Agreement, MtronPTI also entered into a Cash Collateral Agreement with City National (the "CNB Cash Collateral Agreement") and delivered a Revolving Promissory Note in the principal amount of $3.0 million to City National (the "CNB Revolving Promissory Note").

The CNB Cash Collateral Agreement provides that MtronPTI will hold cash collateral equal to any amounts outstanding under the CNB Revolver in a non-interest bearing deposit account with City National. Provided that MtronPTI is not in default of any of its obligations under the CNB Loan Agreement, the CNB Revolving Promissory Note or the CNB Cash Collateral Agreement, the funds collateralizing the CNB Revolver are restricted only to the extent of the outstanding principal amount under the CNB Revolver. As of March 31, 2017 and December 31, 2016, there was no balance outstanding under the CNB Revolver and no associated restricted cash.

We believe that existing cash and cash equivalents and cash generated from operations and available line of credit will be sufficient to meet our ongoing working capital and capital expenditure requirements through May 31, 2018.  However, we may seek additional capital to fund future growth in its business, to provide flexibility to respond to dynamic market conditions, or to fund our strategic growth objectives.

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

Critical Accounting Policies

Our accounting policies and unaudited condensed consolidated financial statements have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. We believe we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. We believe that the accounting policies related to the following accounts or activities are those that are most critical to the portrayal of our financial condition and results of operations and require the more significant judgments and estimates:

•	Revenue recognition;
•	Accounts receivable allowance;
•	Inventory valuation;
•	Intangible assets;
•	Income taxes; and
•	Segment information.

There have been no significant changes to our critical accounting policies from those described in Note A – Accounting and Reporting Policies to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, as amended.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2017 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2017, were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2017, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

In the ordinary course of business we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are subject.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

2.1

Asset Purchase Agreement, dated as of January 31, 2014, made between M-tron Industries, Inc. and Trilithic, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2014).

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

THE LGL GROUP, INC.

Date: May 12, 2017	By:	/s/ Michael J. Ferrantino, Sr.
Michael J. Ferrantino, Sr.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2017	By:	/s/ Patti A. Smith
Patti A. Smith
Chief Financial Officer (Principal Financial and Accounting Officer)