Form 10-Q
period 2017-06-30
LGL GROUP INC
filed 2017-08-11
CIK 61004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2017
Common Stock, $0.01 par value per share	2,675,465

INDEX

THE LGL GROUP, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE LGL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Per Share Amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,158	$2,778
Marketable securities	3,813	2,770
Accounts receivable, net of allowances of $32 and $31, respectively	3,065	3,504
Inventories, net	4,082	3,638
Prepaid expenses and other current assets	207	200
Total Current Assets	13,325	12,890
Property, plant and equipment:
Land	633	633
Buildings and improvements	3,966	3,966
Machinery and equipment	16,877	16,849
Gross property, plant and equipment	21,476	21,448
Less: accumulated depreciation	(19,061)	(18,737)
Net property, plant, and equipment	2,415	2,711
Intangible assets, net	590	628
Deferred income taxes, net	196	214
Other assets, net	219	203
Total Assets	$16,745	$16,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,596	$1,525
Accrued compensation and commissions	846	942
Other accrued expenses	224	288
Total Current Liabilities	2,666	2,755
Commitments and Contingencies (Note L)
Stockholders’ Equity
Common stock, $0.01 par value - 10,000,000 shares authorized; 2,757,049 shares issued and 2,675,465 shares outstanding at June 30, 2017 and December 31, 2016	27	27
Additional paid-in capital	29,188	29,173
Accumulated deficit	(14,595)	(14,726)
Treasury stock, 81,584 shares held in treasury at cost at June 30, 2017 and December 31, 2016	(580)	(580)
Accumulated other comprehensive income (loss)	39	(3)
Total Stockholders' Equity	14,079	13,891
Total Liabilities and Stockholders' Equity	$16,745	$16,646

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUES	$5,859	$5,231	$11,483	$9,987
Costs and expenses:
Manufacturing cost of sales	3,992	3,459	7,550	6,716
Engineering, selling and administrative	1,823	1,746	3,781	3,407
OPERATING INCOME (LOSS)	44	26	152	(136)
Other Income (Expense):
Interest expense, net	(5)	(7)	(11)	(13)
Other income (expense), net	6	(4)	18	38
Total Other Income (Expense)	1	(11)	7	25
INCOME (LOSS) BEFORE INCOME TAXES	45	15	159	(111)
Income tax (provision) benefit	(25)	1	(28)	1
NET INCOME (LOSS)	$20	$16	$131	$(110)

Basic per share information:
Weighted average shares outstanding	2,675,465	2,665,434	2,675,465	2,665,434
Net income (loss)	$0.01	$0.01	$0.05	$(0.04)

Diluted per share information:
Weighted average shares outstanding	2,687,774	2,665,434	2,688,127	2,665,434
Net income (loss)	$0.01	$0.01	$0.05	$(0.04)

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
NET INCOME (LOSS)	$20	$16	$131	$(110)
Other Comprehensive Income (Loss):
Unrealized gain (loss) on available-for-sale securities, net of taxes	21	(3)	42	(6)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	21	(3)	42	(6)
COMPREHENSIVE INCOME (LOSS)	$41	$13	$173	$(116)

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY - UNAUDITED

(Dollars in Thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2016	2,675,465	$27	$29,173	$(14,726)	$(580)	$(3)	$13,891
Net income	—	—	—	131	—	—	131
Other comprehensive income	—	—	—	—	—	42	42
Stock-based compensation	—	—	15	—	—	—	15
Balance at June 30, 2017	2,675,465	$27	$29,188	$(14,595)	$(580)	$39	$14,079

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

(Dollars in Thousands)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net income (loss)	$131	$(110)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	325	369
Amortization of finite-lived intangible assets	38	32
Gain on disposal of assets	—	(36)
Stock-based compensation	15	(13)
Deferred income tax provision	18	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	439	(531)
(Increase) decrease in inventories, net	(444)	69
(Increase) decrease in prepaid expenses and other assets	(23)	14
(Decrease) increase in accounts payable, accrued compensation and commissions and other accrued liabilities	(89)	249
Net cash provided by operating activities	410	43

INVESTING ACTIVITIES
Purchase of marketable securities	(1,002)	—
Capital expenditures	(28)	(76)
Other	—	43
Net cash used in investing activities	(1,030)	(33)

(Decrease) increase in cash and cash equivalents	(620)	10
Cash and cash equivalents at beginning of period	2,778	5,553
Cash and cash equivalents at end of period	$2,158	$5,563

Supplemental Disclosure:
Cash paid for interest	$17	$6
Cash paid for income taxes	$20	$27

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.	Subsidiaries of the Registrant

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

As of June 30, 2017, the subsidiaries of the Company were as follows:

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017.

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

Inventories are valued at the lower of cost or net realizable value using the FIFO (first-in, first-out) method. The Company reduces the value of its inventories to net realizable value market value when the net realizable value is believed to be less than the cost of the item.  The inventory reserve for obsolescence as of June 30, 2017 and December 31, 2016 was $2,838,000 and $2,773,000, respectively.

Inventories are comprised of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$1,586	$1,408
Work in process	1,498	1,306
Finished goods	998	924
Total Inventories, net	$4,082	$3,638

D.	Intangible Assets

Intangible assets are recorded at cost less accumulated amortization which is included in engineering, selling and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. Amortization is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range up to 10 years. The intangible assets consist of intellectual property and goodwill. The net carrying value of the amortizable intangible assets was $550,000 and $588,000 as of June 30, 2017 and December 31, 2016, respectively. Goodwill, which is not amortizable, was $40,000 as of June 30, 2017 and December 31, 2016.

The estimated aggregate amortization expense for intangible assets, excluding goodwill, for the remaining portion of 2017 and each of the four succeeding years and thereafter is as follows (in thousands):

2017	$37
2018	75
2019	75
2020	75
2021	75
Thereafter	213
Total	$550

E.	CNB Loan

On September 30, 2016, MtronPTI renewed its Loan Agreement (the “CNB Loan Agreement”) with City National Bank of Florida (“City National”). The CNB Loan Agreement provides for a revolving line of credit in the amount of $3.0 million (the “CNB Revolver”), which bears interest at a variable rate equal to the 30-day London Interbank Offered Rate (“LIBOR”) plus 200 basis points to be set on the first day of each month, and expires on September 30, 2018. The CNB Loan Agreement also provides that MtronPTI will pay City National a fee equal to 0.75% per year on the daily unused amount. The Company's obligations under the CNB Loan Agreement are secured only by cash collateral and do not require any other liens.

As of June 30, 2017 and December 31, 2016, there was no balance outstanding under the CNB Revolver and no associated restricted cash.

F.	Stock-Based Compensation

The Company measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the cost over the requisite service period, typically the vesting period.

The Company estimates the fair value of stock options on the grant date using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. There is no expected dividend rate. Historical Company information was the basis for the expected volatility assumption as the Company believes that the historical volatility is indicative of expected volatility over the life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon rates with a remaining term equal to the expected term of the option.

Restricted stock awards are made at a value equal to the market price of the Company's common stock on the date of the grant.

Compensation expense related to share-based compensation is recognized over the applicable vesting periods. As of June 30, 2017, there was approximately $51,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements that will be recognized over a weighted average period of 2.1 years.

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

For the three and six months ended June 30, 2017 and 2016, there were options to purchase 105,135 shares and 117,226 shares, respectively, of the Company's common stock and warrants to purchase 519,241 shares of common stock that were excluded from the diluted income (loss) per share computation because the impact of the assumed exercise of such stock options would have been anti-dilutive during the respective periods.

The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Weighted average shares outstanding - basic	2,675,465	2,665,434	2,675,465	2,665,434
Effect of diluted securities	12,309	—	12,662	—
Weighted average shares outstanding - diluted	2,687,774	2,665,434	2,688,127	2,665,434

H.	Stockholders’ Equity

On August 29, 2011, the Board authorized the Company to repurchase up to 100,000 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized and available for repurchase under the Company's existing share repurchase program to 540,000 shares, at such times, amounts and prices as the Company shall deem appropriate. As of June 30, 2017, the Company had repurchased a total of 81,584 shares of common stock at a cost of $580,000, which shares are currently held in treasury.

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

	Level 1	Level 2	Level 3	Total June 30, 2017
Marketable Securities (equity securities)	$3,813	$—	$—	$3,813

	Level 1	Level 2	Level 3	Total December 31, 2016
Marketable Securities (equity securities)	$2,770	$—	$—	$2,770
U.S. Treasury securities (cash equivalents)	$1,002	$—	$—	$1,002

There were no transfers from level 2 to level 3 during the periods presented. There were no level 2 or 3 assets as of June 30, 2017 or December 31, 2016. The Company also has assets that may be subject to measurement at fair value on a non-recurring basis, including goodwill and intangible assets, and other long-lived assets. There were no liabilities subject to fair value on a non-recurring or recurring basis as of June 30, 2017 and December 31, 2016.

The Company reviews goodwill and the carrying value of long-lived assets at least annually or whenever events and circumstances indicate that the carrying amounts of the assets may not be recoverable. If it is determined that the assets are impaired, the carrying value would be reduced to estimated fair value.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Revenues from Operations
Electronic components	$5,626	$5,231	$11,018	$9,987
Electronic instruments	233	—	465	—
Total consolidated revenues	$5,859	5,231	$11,483	9,987

Operating Income (Loss) from Operations
Electronic components	$391	$252	$807	$338
Electronic instruments	11	—	47	—
Unallocated corporate expense	(358)	(226)	(702)	(474)
Consolidated total operating income (loss)	44	26	152	(136)
Interest expense, net	(5)	(7)	(11)	(13)
Other income (expense), net	6	(4)	18	38
Total other income (expense)	1	(11)	7	25

Income (Loss) Before Income Taxes	$45	$15	$159	$(111)

K.	Domestic and Foreign Revenues

For the three months ended June 30, 2017 and 2016, domestic revenues were $3,884,000 and $3,772,000, respectively, and foreign revenues were $1,975,000 and $1,459,000, respectively. For the six months ended June 30, 2017 and 2016, domestic revenues were $7,866,000 and $7,254,000, respectively, and foreign revenues were $3,617,000 and $2,733,000, respectively. Significant foreign revenues from operations (10% or more of foreign sales) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Malaysia	$765	$782	$1,588	$1,508
India	334	1	410	3
All other foreign countries	876	676	1,619	1,222
Total foreign revenues	$1,975	$1,459	$3,617	$2,733
Total domestic revenue	$3,884	$3,772	$7,866	$7,254

The Company allocates its foreign revenue based on the customer's ship-to location.

L.	Commitments and Contingencies

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

As of June 30, 2017 and December 31, 2016, approximately $3,763,000 and $2,714,000, respectively, was invested in a market neutral mutual fund which is included in marketable securities on the accompanying balance sheet. As of December 31, 2016, approximately $1,002,000 was also invested in a United States Treasury money market fund which is included in cash and cash equivalents on the accompanying balance sheet. Both the market neutral mutual fund and the United States Treasury money market fund are managed by a related entity (the "Fund Manager"), which is related through a common director. One of the Company's directors, who is also a 10% stockholder, currently serves as an executive officer of the Fund Manager. The fund transactions for the six months ended June 30, 2017 and for the year-ended December 31, 2016 were directed solely at the discretion of Company management.

N.Recently Issued Accounting Pronouncements

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

In March 2016, the Financial Accounting Standards Board (the "FASB") issued ASU 2016–09, "Compensation – Stock Compensation (Topic 718): Improvements to Employee Share–Based Payment Accounting" ("ASU 2016–09"). ASU 2016-9 simplifies the accounting for share–based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The adoption of ASU 2016–09 did not have a material impact on our consolidated financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17 "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes," which simplifies the presentation of deferred income taxes. Under the new accounting standard, deferred tax assets and liabilities are required to be classified as noncurrent, eliminating the prior requirement to separate deferred tax assets and liabilities into current and noncurrent. The adoption of ASU 2015-17 did not have a material impact on our consolidated financial statements.

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

For a public entity, this update is effective for annual and interim reporting periods beginning after December 15, 2017 with early adoption permitted.  This standard can be applied on either a retrospective or modified retrospective approach. Through the course of 2016 a number of ASU's had been issued which further refine the original guidance issued under ASU 2014-09 and are effective in conjunction with this original standard. The Company is determining its implementation approach and evaluating the potential impacts of the new standard on its existing revenue recognition policies and procedures. The Company's revenues are generally derived from purchase orders and standard contracts and performance obligation criteria are normally met at shipping point with no other material performance obligation.

No other new accounting pronouncements issued or effective during the six months ended June 30, 2017 have had or are expected to have a material impact on the Company's consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with the audited consolidated financial statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, as amended. The terms “we,” “us,” “our,” and the “Company” refer to The LGL Group, Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated financial statements and the notes thereto.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q of the Company and the Company's other communications and statements, other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about the Company's beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company's control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan," "target," "goal," and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. Therefore, such statements are not intended to be a guarantee of the Company's performance in future periods. The Company's actual future results may differ materially from those set forth in the Company's forward-looking statements. For information concerning these factors and related matters, see "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 29, 2017, as amended, this Quarterly Report on Form 10-Q and our other filings with the SEC. However, other factors besides those referenced could adversely affect the Company's results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Quarterly Report on Form 10-Q. The Company does not undertake to update any forward-looking statement, except as required by law. As a result, you should not place undue reliance on these forward-looking statements.

Results of Operations

Three months ended June 30, 2017 compared to three months ended June 30, 2016

Consolidated Revenues, Gross Margin and Backlog

Total revenues for the three months ended June 30, 2017 were $5,859,000, an increase of $628,000, or 12.0%, from revenues of $5,231,000 for the three months ended June 30, 2016.  Approximately 63.0% of the increase is attributable to revenue growth in the Aerospace and Defense ("Aero/Defense") market segment as we strategically transition away from low margin, commodity markets toward higher value, specialized products. The remaining 37.0% of the increase is being driven by PTF, which we acquired in September 2016.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues decreased to 31.9% for the three months ended June 30, 2017, from 33.9% for the three months ended June 30, 2016. The decrease in gross margin was attributable to approximately $400,000 of lower margin, introductory projects which are expected to lead to follow-on projects with margins ranging from 32.0% to 38.0%.

As of June 30, 2017, our order backlog was $10,877,000, which is flat when compared to the back log at March 31, 2017 and an increase of 12.3% when compared to a backlog of $9,679,000 as of June 30, 2016. The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent, which we have determined are firm orders likely to be fulfilled in the next 12 months.

Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any.  We expect to fill our entire order backlog within the next twelve months, but cannot provide assurances as to what portion of the order backlog will be fulfilled in a given year.

Operating Income (Loss)

Operating income was $44,000 for the three months ended June 30, 2017 compared to $26,000 for the three months ended June 30, 2016. A decrease in engineering, selling and administrative costs was able to offset a portion of the decline in gross margin, resulting in the modest improvement in operating income.

Other Income (Expense), Net

For the three months ended June 30, 2017, other income, net was $1,000 compared to other expense, net of ($11,000) for the three months ended June 30, 2016. The current period consists of ($5,000) of interest expense offset by $6,000 of foreign currency transaction gains on settled transactions. The prior period consists of ($7,000) of interest expense, a ($7,000) loss on the disposal of fixed assets offset by $3,000 of foreign currency transaction gains on settled transactions.

Income Tax (Provision) Benefit

We recorded a tax provision of ($25,000) and a tax benefit of $1,000 for the three months ended June 30, 2017 and 2016, respectively.

Based on our assessment of the uncertainty surrounding the realization of the favorable tax attributes in future tax returns in accordance with the provisions of ASC 740, Income Taxes, we have determined that it is more likely than not that deferred tax assets generated from foreign net operating losses (“NOLs”), can be utilized in the foreseeable future and a valuation allowance for these assets is not required. We also determined that a full valuation against the remaining U.S net deferred tax assets is required and have recorded a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. Should a change in circumstances lead to a change in judgment about the ability to realize deferred tax assets in future years, we will adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.

Net Income (Loss)

Net income for the three months ended June 30, 2017, was $20,000 compared to $16,000 for the three months ended June 30, 2016. Basic and diluted net income per share for the three months ended June 30, 2017 and 2016 was $0.01.

Stock-Based Compensation

For the three months ended June 30, 2017 and 2016, stock-based compensation expense was $8,000 and $3,000, respectively. Compensation expense related to stock-based compensation is recognized over the applicable vesting periods. As of June 30, 2017, there was approximately $51,000 of total unrecognized compensation expense related to unvested stock-based compensation arrangements.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

Consolidated Revenues, Gross Margin and Backlog

Total revenues for the six months ended June 30, 2017 were $11,483,000, an increase of $1,496,000, or 15.0%, from revenues of $9,987,000 for the six months ended June 30, 2016.  Approximately 69.0% of the increase is being driven by management’s strategy to move away from low margin commodities business and focus on achieving revenue growth through the development of more complex, higher margin products, particularly in the Aero/Defense market segment. The remaining 31.0% of the increase is being driven by PTF, which we acquired in September 2016.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues increased to 34.3% for the six months ended June 30, 2017 from 32.8% for the six months ended June 30, 2016. The increase is due primarily to the 15.0% increase in revenues.

Operating Income (Loss)

Operating income was $152,000 for the six months ended June 30, 2017 compared to an operating loss of ($136,000) for the six months ended June 30, 2016. The improvement was due to the 15.0% increase in revenue offset partially by an increase in engineering, selling and administrative costs.

Other Income (Expense), Net

For the six months ended June 30, 2017, other income, net was $7,000 compared to $25,000 for the six months ended June 30, 2016. The current period consists of $18,000 of foreign currency transaction gains on settled transactions offset by ($11,000) of interest expense. The prior period consists of $36,000 of net insurance proceeds, $2,000 of foreign currency transaction gains on settled transactions and ($13,000) of interest expense.

Income Tax (Provision) Benefit

We recorded a tax provision of ($28,000) and a tax benefit of $1,000 for the six months ended June 30, 2017 and 2016, respectively.

Based on our assessment of the uncertainty surrounding the realization of the favorable tax attributes in future tax returns in accordance with the provisions of ASC 740, Income Taxes, we have determined that it is more likely than not that deferred tax assets generated from foreign NOLs can be utilized in the foreseeable future and a valuation allowance for these assets is not required. We also determined that a full valuation against the remaining U.S net deferred tax assets is required and have recorded a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. Should a change in circumstances lead to a change in judgment about the ability to realize deferred tax assets in future years, we will adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.

Net Income (Loss)

Net income for the six months ended June 30, 2017 was $131,000 compared to a net loss of ($110,000) for the six months ended June 30, 2016. Basic and diluted net income (loss) per share for the six months ended June 30, 2017 and 2016 was $0.05 and ($0.04), respectively.

Stock-Based Compensation

For the six months ended June 30, 2017 stock-based compensation expense was $15,000. For the six months ended June 30, 2016, stock-based compensation expense was ($13,000) due to the effect of forfeitures. Compensation expense related to stock-based compensation is recognized over the applicable vesting periods. As of June 30, 2017, there was approximately $51,000 of total unrecognized compensation expense related to unvested stock-based compensation arrangements.

Liquidity and Capital Resources

As of June 30, 2017 and 2016, cash and cash equivalents were $2,158,000 and $2,778,000, respectively. In December 2016 and January 2017, we transferred certain investments in U.S. Treasury securities (cash equivalents) to equity securities, which are classified as marketable securities on our consolidated balance sheets.

Cash provided by operating activities was $410,000 and $43,000 for the six months ended June 30, 2017 and 2016, respectively.  The $367,000 increase was due primarily to an improvement in net income (loss) of $241,000, a year-over-year increase in non-cash adjustments for depreciation, stock-based compensation, gain on disposal of assets and a deferred tax benefit totaling $9,000, an $18,000 increase in deferred tax provision and a year-over year increase in working capital accounts of $99,000.

Cash used in investing activities for the six months ended June 30, 2017 and 2016 was ($1,030,000) and ($33,000), respectively. The increase in the use of cash was primarily due to the transfer of certain investments in U.S. Treasury securities to equity securities, which are classified as an investing activity on our consolidated statements of cash flows and the effect from insurance proceeds received in 2016 of $43,000, offset by a decline in capital expenditures from the six months ended June 30, 2016 of $48,000.

There were no financing activities for the six months ended June 30, 2017 and 2016.

As of June 30, 2017, our consolidated working capital was $10,659,000 compared to $10,135,000 as of December 31, 2016.  As of June 30, 2017, we had current assets of $13,325,000, current liabilities of $2,666,000 and a ratio of current assets to current liabilities of 5.00:1.00 As of December 31, 2016 we had current assets of $12,890,000, current liabilities of $2,755,000 and a ratio of current assets to current liabilities of 4.68:1.00. Management continues to focus on efficiently managing working capital requirements to match operating activity levels.

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

The CNB Cash Collateral Agreement provides that MtronPTI will hold cash collateral equal to any amounts outstanding under the CNB Revolver in a non-interest bearing deposit account with City National. Provided that MtronPTI is not in default of any of its obligations under the CNB Loan Agreement, the CNB Revolving Promissory Note or the CNB Cash Collateral Agreement, the funds collateralizing the CNB Revolver are restricted only to the extent of the outstanding principal amount under the CNB Revolver. As of June 30, 2017 and December 31, 2016, there was no balance outstanding under the CNB Revolver and no associated restricted cash.

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

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2017 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2017, were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2017, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are subject.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K):

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

THE LGL GROUP, INC.

Date: August 11, 2017	By:	/s/ Michael J. Ferrantino, Sr.
Michael J. Ferrantino, Sr.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2017	By:	/s/ Patti A. Smith
Patti A. Smith
Chief Financial Officer (Principal Financial and Accounting Officer)