Form 10-Q
period 2017-09-30
LGL GROUP INC
filed 2017-11-06
CIK 61004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2017
Common Stock, $0.01 par value per share	2,675,465

INDEX

THE LGL GROUP, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE LGL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Per Share Amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,976	$2,778
Marketable securities	3,787	2,770
Accounts receivable, net of allowances of $27 and $31, respectively	3,237	3,504
Inventories, net	3,907	3,638
Prepaid expenses and other current assets	214	200
Total Current Assets	13,121	12,890
Property, plant and equipment:
Land	536	633
Buildings and improvements	3,973	3,966
Machinery and equipment	16,959	16,849
Gross property, plant and equipment	21,468	21,448
Less: accumulated depreciation	(19,201)	(18,737)
Net property, plant, and equipment	2,267	2,711
Intangible assets, net	572	628
Deferred income taxes, net	202	214
Other assets, net	337	203
Total Assets	$16,499	$16,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,278	$1,525
Accrued compensation and commissions	881	942
Other accrued expenses	251	288
Total Current Liabilities	2,410	2,755
Commitments and Contingencies (Note L)
Stockholders’ Equity
Common stock, $0.01 par value - 10,000,000 shares authorized; 2,757,049 shares issued and 2,675,465 shares outstanding at September 30, 2017 and December 31, 2016	27	27
Additional paid-in capital	29,195	29,173
Accumulated deficit	(14,578)	(14,726)
Treasury stock, 81,584 shares held in treasury at cost at September 30, 2017 and December 31, 2016	(580)	(580)
Accumulated other comprehensive income (loss)	25	(3)
Total Stockholders' Equity	14,089	13,891
Total Liabilities and Stockholders' Equity	$16,499	$16,646

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES	$5,262	$5,128	$16,745	$15,115
Costs and expenses:
Manufacturing cost of sales	3,513	3,353	11,063	10,069
Engineering, selling and administrative	1,748	1,803	5,529	5,210
OPERATING INCOME (LOSS)	1	(28)	153	(164)
Other Income (Expense):
Interest expense, net	(6)	(7)	(17)	(20)
Other income, net	24	67	42	105
Total Other Income	18	60	25	85
INCOME (LOSS) BEFORE INCOME TAXES	19	32	178	(79)
Income tax (provision) benefit	(2)	—	(30)	1
NET INCOME (LOSS)	$17	$32	$148	$(78)

Basic per share information:
Weighted average shares outstanding	2,675,465	2,665,189	2,675,465	2,665,352
Net income (loss)	$0.01	$0.01	$0.06	$(0.03)

Diluted per share information:
Weighted average shares outstanding	2,689,911	2,665,831	2,688,544	2,665,352
Net income (loss)	$0.01	$0.01	$0.06	$(0.03)

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
NET INCOME (LOSS)	$17	$32	$148	$(78)
Other Comprehensive Income (Loss):
Unrealized (loss) gain on available-for-sale securities, net of taxes	(14)	6	28	—
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(14)	6	28	—
COMPREHENSIVE INCOME (LOSS)	$3	$38	$176	$(78)

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY - UNAUDITED

(Dollars in Thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2016	2,675,465	$27	$29,173	$(14,726)	$(580)	$(3)	$13,891
Net income	—	—	—	148	—	—	148
Other comprehensive income	—	—	—	—	—	28	28
Subscription rights (Note H)	—	—	—	—	—	—	—
Stock-based compensation	—	—	22	—	—	—	22
Balance at September 30, 2017	2,675,465	$27	$29,195	$(14,578)	$(580)	$25	$14,089

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

(Dollars in Thousands)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net income (loss)	$148	$(78)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	464	537
Amortization of finite-lived intangible assets	56	50
Gain on disposal of assets	—	(110)
Stock-based compensation	22	(4)
Gain on sale of marketable securities	(21)	—
Bargain purchase gain	—	(4)
Deferred income tax provision	12	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	267	(450)
Increase in inventories, net	(269)	(121)
Increase in prepaid expenses and other assets	(148)	(36)
(Decrease) increase in accounts payable, accrued compensation and commissions and other accrued liabilities	(345)	484
Net cash provided by operating activities	186	268

INVESTING ACTIVITIES
Purchase of marketable securities	(1,002)	—
Acquisition of a business	—	(295)
Proceeds from sale of marketable securities	34	—
Capital expenditures	(20)	(112)
Other	—	43
Net cash used in investing activities	(988)	(364)

FINANCING ACTIVITIES
Purchase of treasury stock	—	(4)
Net cash used in financing activities	—	(4)

Decrease in cash and cash equivalents	(802)	(100)
Cash and cash equivalents at beginning of period	2,778	5,553
Cash and cash equivalents at end of period	$1,976	$5,453

Supplemental Disclosure:
Cash paid for interest	$23	$17
Cash paid for income taxes	$26	$38

See Accompanying Notes to Condensed Consolidated Financial Statements.

THE LGL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.	Subsidiaries of the Registrant

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

As of September 30, 2017, the subsidiaries of the Company were as follows:

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017.

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

Inventories are valued at the lower of cost or net realizable value using the FIFO (first-in, first-out) method. The Company reduces the value of its inventories to net realizable value when the net realizable value is believed to be less than the cost of the item.  The inventory reserve for obsolescence as of September 30, 2017 and December 31, 2016 was $2,819,000 and $2,773,000, respectively.

Inventories are comprised of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$1,501	$1,408
Work in process	1,568	1,306
Finished goods	838	924
Total Inventories, net	$3,907	$3,638

D.	Intangible Assets

Intangible assets are recorded at cost less accumulated amortization which is included in engineering, selling and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. Amortization is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range up to 10 years. The intangible assets consist of intellectual property and goodwill. The net carrying value of the amortizable intangible assets was $532,000 and $588,000 as of September 30, 2017 and December 31, 2016, respectively. Goodwill, which is not amortizable, was $40,000 as of September 30, 2017 and December 31, 2016.

The estimated aggregate amortization expense for intangible assets, excluding goodwill, for the remaining portion of 2017 and each of the four succeeding years and thereafter is as follows (in thousands):

2017	$19
2018	75
2019	75
2020	75
2021	75
Thereafter	213
Total	$532

E.	CNB Loan

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

As of September 30, 2017 and December 31, 2016, there was no balance outstanding under the CNB Revolver and no associated restricted cash.

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

Compensation expense related to share-based compensation is recognized over the applicable vesting periods. As of September 30, 2017, there was approximately $43,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements that will be recognized over a weighted average period of 1.9 years.

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

For the three and nine months ended September 30, 2017, there were options to purchase 60,135 shares and 105,135 shares, respectively, of the Company's common stock and warrants to purchase 519,241 shares of common stock that were excluded from the diluted income (loss) per share computation because the impact of the assumed exercise of such stock options would have been anti-dilutive during the respective periods. For the three and nine months ended September 30, 2016, there were options to purchase 130,554 shares and 139,902 shares, respectively, of the Company’s common stock and warrants to purchase 519,241 shares of common stock that were excluded from the diluted income (loss) per share computation because the impact of the assumed exercise of such stock options and warrants would have been anti-dilutive.

The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Weighted average shares outstanding - basic	2,675,465	2,665,189	2,675,465	2,665,352
Effect of diluted securities	14,446	642	13,079	—
Weighted average shares outstanding - diluted	2,689,911	2,665,831	2,688,544	2,665,352

H.	Stockholders’ Equity

Share Repurchase Program

On August 29, 2011, the Board authorized the Company to repurchase up to 100,000 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized and available for repurchase under the Company's existing share repurchase program to 540,000 shares, at such times, amounts and prices as the Company shall deem appropriate. As of September 30, 2017, the Company had repurchased a total of 81,584 shares of common stock at a cost of $580,000, which shares are currently held in treasury.

Rights Offering

Pursuant to a Registration Statement on Form S-1 (Registration No. 333-218901) under the Securities Act of 1933, as amended (the "Securities Act"), and declared effective by the SEC on September 5, 2017, the Company distributed, at no charge, to the holders of the Company’s common stock, as of September 5, 2017 three transferable subscription rights for each share of common stock then owned (the “Rights Offering”). Each subscription right entitles the holder to purchase one-fourth of a share of common stock at a subscription price of $5.50 per whole share of common stock.

The Rights Offering also includes an over-subscription right, which entitles a stockholder who exercises all of their basic subscription rights in full  the right to purchase additional shares of common stock that remain unsubscribed at the expiration of the Rights Offering, subject to availability, at the same $5.50 per whole share subscription price.  If the number of unsubscribed shares is not sufficient to satisfy all of the properly exercised over-subscription rights requests, the available shares will be prorated among those who properly exercised over-subscription rights in proportion to their respective basic subscription rights.

The initial subscription period for stockholders to exercise their subscription rights was to expire on October 10, 2017.  On October 5, 2017, the Company extended the expiration of the offering period to October 25, 2017, and on October 23, 2017, the Company further extended the expiration of the offering period to November 13, 2017.

The Company estimated the fair value of the subscription rights using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. There is no expected dividend rate. Historical Company information was the basis for the expected volatility assumption. The risk-free interest rate is based on the U.S. Treasury zero-coupon rates with a remaining term comparable to the expected term of the subscription rights. The Company estimated the fair value of the subscription rights to be approximately $10,000 and, because retained earnings were in a deficit position for the three and nine months ending September 30, 2017, it has been recorded as a debit and credit to additional paid in capital with a net impact of $0.

The shares issued in connection with the Rights Offering will be listed on the NYSE American, and the subscription rights are expected to trade on the NYSE American until the day before the expiration of the subscription period.

The Company intends to use the net proceeds from the Rights Offering as additional capital for general corporate purposes and for acquisitions and new business development broadly, including industries and businesses outside the scope of existing operations, although it has not identified any specific acquisitions or business development opportunities at this time.

The Company reserves the right to modify, extend, postpone or cancel the Rights Offering at any time prior to the settlement of the sale of the shares in the Rights Offering.

Warrants

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

	Level 1	Level 2	Level 3	Total September 30, 2017
Marketable Securities (equity securities)	$3,787	$—	$—	$3,787

	Level 1	Level 2	Level 3	Total December 31, 2016
Marketable Securities (equity securities)	$2,770	$—	$—	$2,770
U.S. Treasury securities (cash equivalents)	$1,002	$—	$—	$1,002

There were no transfers from level 2 to level 3 during the periods presented. There were no level 2 or 3 assets as of September 30, 2017 or December 31, 2016. The Company also has assets that may be subject to measurement at fair value on a non-recurring basis, including goodwill and intangible assets, and other long-lived assets. There were no liabilities subject to fair value on a non-recurring or recurring basis as of September 30, 2017 and December 31, 2016.

The Company reviews goodwill and the carrying value of long-lived assets at least annually or whenever events and circumstances indicate that the carrying amounts of the assets may not be recoverable. If it is determined that the assets are impaired, the carrying value would be reduced to estimated fair value.

J.	Segment Information

The Company has two reportable business segments from operations: electronic components, which includes all products manufactured and sold by MtronPTI, and electronic instruments, which includes all products manufactured and sold by PTF. The Company's foreign operations in Hong Kong and India are subsidiaries of MtronPTI.

Operating income (loss) is equal to revenues less cost of sales and operating expenses, excluding investment income, interest expense, and income taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Revenues from Operations
Electronic components	$5,080	$5,114	$16,097	$15,101
Electronic instruments	182	14	648	14
Total consolidated revenues	$5,262	5,128	$16,745	15,115

Operating Income (Loss) from Operations
Electronic components	$321	$279	$1,127	$617
Electronic instruments	(9)	(54)	39	(54)
Unallocated corporate expense	(311)	(253)	(1,013)	(727)
Consolidated operating income (loss)	1	(28)	153	(164)
Interest expense, net	(6)	(7)	(17)	(20)
Other income, net	24	67	42	105
Total other income	18	60	25	85

Income (Loss) Before Income Taxes	$19	$32	$178	$(79)

K.	Domestic and Foreign Revenues

For the three months ended September 30, 2017 and 2016, domestic revenues were $3,979,000 and $3,779,000, respectively, and foreign revenues were $1,283,000 and $1,349,000, respectively. For the nine months ended September 30, 2017 and 2016, domestic revenues were $11,845,000 and $11,033,000, respectively, and foreign revenues were $4,900,000 and $4,082,000, respectively. Significant foreign revenues from operations (10% or more of foreign sales) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Malaysia	$696	$694	$2,284	$2,202
All other foreign countries	587	655	2,616	1,880
Total foreign revenues	$1,283	$1,349	$4,900	$4,082
Total domestic revenue	$3,979	$3,779	$11,845	$11,033

The Company allocates its foreign revenue based on the customer's ship-to location.

L.	Commitments and Contingencies

In the ordinary course of business, the Company and its subsidiaries may become defendants in certain product liability, patent infringement, worker claims and other litigation.  The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable.

M.	Related Party Transactions

As of September 30, 2017 and December 31, 2016, approximately $3,778,000 and $2,714,000, respectively, was invested in a market neutral mutual fund which is included in marketable securities on the accompanying balance sheet. As of December 31, 2016, approximately $1,002,000 was also invested in a United States Treasury money market fund which is included in cash and cash equivalents on the accompanying balance sheet. Both the market neutral mutual fund and the United States Treasury money market fund are managed by a related entity (the "Fund Manager"), which is related through a common director. One of the Company's directors, who is also a 10% stockholder, currently serves as an executive officer of the Fund Manager. The fund transactions for the nine months ended September 30, 2017 and for the year-ended December 31, 2016 were directed solely at the discretion of the Company’s management.

N.Recently Issued Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, “Statement of Cash Flows – (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017.  Early application is permitted.  The Company is currently evaluating the potential effect of ASU 2016-15 on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation – Stock Compensation (Topic 718): Improvements to Employee Share–Based Payment Accounting" ("ASU 2016-09"). ASU 2016-9 simplifies the accounting for share–based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The adoption of ASU 2016–09 did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016–02, "Leases (Topic 842)" (“ASU 2016-02”). The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. The Company does not expect this standard to have a material impact on its consolidated financial statements because there are no material operating leases.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825)" ("ASU 2016-01"). ASU 2016-01 revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value.  ASU No. 2016-01 requires the change in fair value of many equity investments to be recognized in net income.  ASU 2016-01 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted.   Adopting ASU 2016-01 may result in a cumulative effect adjustment to the Company's retained earnings as of the beginning of the year of adoption.  The Company is currently evaluating the potential effects of adopting the provisions of ASU 2016-01.

In November 2015, the FASB issued ASU No. 2015-17 "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes" (ASU 2015-17”) which simplifies the presentation of deferred income taxes. Under the new accounting standard, deferred tax assets and liabilities are required to be classified as noncurrent, eliminating the prior requirement to separate deferred tax assets and liabilities into current and noncurrent. The adoption of ASU 2015-17 did not have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" ("ASU 2014-15"), which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company has adopted ASU 2014-15 as of December 31, 2016 and it did not have a material impact on the Company’s financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers” ("ASU 2014-09"), also known as the "New Revenue Standard." This update is the result of a collaborative effort by the FASB and the International Accounting Standards Board to simplify revenue recognition guidance, remove inconsistencies in the application of revenue recognition, and to improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to receive for those goods or services. The New Revenue Standard is applied through the following five-step process:

1.  Identify the contract(s) with a customer.

2.  Identify the performance obligations in the contract.

3.  Determine the transaction price.

4.  Allocate the transaction price to the performance obligations in the contract.

5.  Recognize revenue when (or as) the entity satisfies a performance obligation.

For a public entity, this update is effective for annual and interim reporting periods beginning after December 15, 2017 with early adoption permitted.  This standard can be applied on either a retrospective or modified retrospective approach. Through the course of 2016, a number of ASU's had been issued which further refine the original guidance issued under ASU 2014-09 and are effective in conjunction with this original standard.

We have established an implementation approach to assess the impact of the new revenue guidance on our operations, consolidated financial statements and related disclosures. To date, this assessment has included (1) performing contract analyses for each revenue stream identified, (2) assessing the noted differences in recognition and measurement that may result from adopting this new standard, (3) performing detailed analyses of contracts with large customers, and (4) performing transaction level testing  for consistency with contract provisions that affect revenue recognition. Based on the preliminary results of the evaluation, which is still in process, nothing has come to our attention that would indicate that adoption of the new standard will have a material impact on our consolidated financial statements.

Further, we are in the process of evaluating and designing the necessary changes to our business processes, policies, systems and controls to support recognition and disclosure under the new standard. Further, we are continuing to assess what incremental disaggregated revenue disclosures will be required in our consolidated financial statements.

No other new accounting pronouncements issued or effective during the nine months ended September 30, 2017 have had or are expected to have a material impact on the Company's consolidated financial statements.

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

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q of the Company and the Company's other communications and statements, other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about the Company's beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company's control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan," "target," "goal," and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. Therefore, such statements are not intended to be a guarantee of the Company's performance in future periods. The Company's actual future results may differ materially from those set forth in the Company's forward-looking statements. For information concerning these factors and related matters, see "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 29, 2017, as amended, this Quarterly Report on Form 10-Q and our other filings with the SEC. However, other factors besides those referenced could adversely affect the Company's results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Quarterly Report on Form 10-Q. The Company does not undertake to update any forward-looking statement, except as required by law. As a result, you should not place undue reliance on these forward-looking statements.

Results of Operations

Three months ended September 30, 2017 compared to three months ended September 30, 2016

Consolidated Revenues, Gross Margin and Backlog

Total revenues for the three months ended September 30, 2017 were $5,262,000, an increase of $134,000, or 2.6%, from revenues of $5,128,000 for the three months ended September 30, 2016.  Revenue growth was negatively impacted by Hurricane Irma, which resulted in lost production days for our Orlando facility.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues decreased to 33.2% for the three months ended September 30, 2017, from 34.6% for the three months ended September 30, 2016.

As of September 30, 2017, our order backlog was $9,917,000, which is a decrease of 8.8% when compared to the back log of $10,877,000 as of June 30, 2017, and a decrease of 10.0% when compared to a backlog of $11,017,000 as of September 30, 2016. The decline was primarily due to the push out of a three year contract from the third quarter to the fourth quarter. The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent, which we have determined are firm orders likely to be fulfilled in the next 12 months.

Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any.  We expect to fill our entire order backlog within the next twelve months, but cannot provide assurances as to what portion of the order backlog will be fulfilled in a given year.

Operating Income (Loss)

Operating income of $1,000 for the three months ended September 30, 2017 was an improvement of $29,000 from an operating loss of ($28,000) for the three months ended September 30, 2016. This was due to a decrease in engineering, selling and administrative costs that partially offset the decline in gross margin.

Other Income, Net

For the three months ended September 30, 2017, other income, net was $24,000 compared to $67,000 for the three months ended September 30, 2016. The current period other income, net consists of a $21,000 gain realized on the sale of marketable securities and $4,000 of foreign currency transaction gains on settled transactions, offset by ($1,000) of other expense. The prior period other income, net consists of $74,000 of net insurance proceeds received for damaged equipment and inventory and a $4,000 bargain purchase gain resulting from the purchase of PTF, offset by ($10,000) of legal settlement fees and a ($1,000) foreign currency transaction loss on settled transactions,.

Income Tax (Provision) Benefit

We recorded a tax provision of ($2,000) and $0 for the three months ended September 30, 2017 and 2016, respectively.

Based on our assessment of the uncertainty surrounding the realization of the favorable tax attributes in future tax returns in accordance with the provisions of ASC 740, Income Taxes, we have determined that it is more likely than not that deferred tax assets generated from foreign net operating losses (“NOLs”) can be utilized in the foreseeable future and a valuation allowance for these assets is not required. We also determined that a full valuation against the remaining U.S net deferred tax assets is required and have recorded a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. Should a change in circumstances lead to a change in judgment about the ability to realize deferred tax assets in future years, we will adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.

Net Income

Net income for the three months ended September 30, 2017, was $17,000 compared to $32,000 for the three months ended September 30, 2016. Basic and diluted net income per share for the three months ended September 30, 2017 and 2016 was $0.01.

Stock-Based Compensation

For the three months ended September 30, 2017 and 2016, stock-based compensation expense was $7,000 and $8,000, respectively. Compensation expense related to stock-based compensation is recognized over the applicable vesting periods. As of September 30, 2017, there was approximately $43,000 of total unrecognized compensation expense related to unvested stock-based compensation arrangements.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

Consolidated Revenues, Gross Margin and Backlog

Total revenues for the nine months ended September 30, 2017 were $16,745,000, an increase of $1,630,000, or 10.8%, from revenues of $15,115,000 for the nine months ended September 30, 2016.  Approximately 60.0% of the increase is being driven by management’s strategy to move away from low margin commodities business and focus on achieving revenue growth through the development of more complex, higher margin products, particularly in the Aero/Defense market segment. The remaining 40.0% of the increase is being driven by PTF, which we acquired in September 2016.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues increased modestly to 33.9% for the nine months ended September 30, 2017 from 33.4% for the nine months ended September 30, 2016.

Operating Income (Loss)

Operating income was $153,000 for the nine months ended September 30, 2017 compared to an operating loss of ($164,000) for the nine months ended September 30, 2016. The improvement was due to the 10.8% increase in revenue and the modest increase in gross margin.

Other Income, Net

For the nine months ended September 30, 2017, other income, net was $42,000 compared to $105,000 for the nine months ended September 30, 2016. The current period consists of $25,000 of foreign currency transaction gains on settled transactions and a $21,000 of gain on the sale of marketable securities, offset by other expenses. The prior period consists of $118,000 of net insurance proceeds received for damaged equipment and inventory and a $4,000 bargain purchase gain resulting from the acquisition of PTF offset by ($10,000) of legal settlement fees and a ($7,000) loss on the disposal of equipment.

Income Tax (Provision) Benefit

We recorded a tax provision of ($30,000) and a tax benefit of $1,000 for the nine months ended September 30, 2017 and 2016, respectively.

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

Net Income (Loss)

Net income for the nine months ended September 30, 2017 was $148,000 compared to a net loss of ($78,000) for the nine months ended September 30, 2016. Basic and diluted net income (loss) per share for the nine months ended September 30, 2017 and 2016 was $0.06 and ($0.03), respectively.

Stock-Based Compensation

For the nine months ended September 30, 2017 stock-based compensation expense was $22,000. For the nine months ended September 30, 2016, stock-based compensation expense was ($4,000) due to the effect of forfeitures. Compensation expense related to stock-based compensation is recognized over the applicable vesting periods. As of September 30, 2017, there was approximately $43,000 of total unrecognized compensation expense related to unvested stock-based compensation arrangements.

Liquidity and Capital Resources

As of September 30, 2017 and 2016, cash and cash equivalents were $1,976,000 and $2,778,000, respectively. In December 2016 and January 2017, we transferred certain investments in U.S. Treasury securities (cash equivalents) to equity securities, which are classified as marketable securities on our consolidated balance sheets.

Cash provided by operating activities was $186,000 and $268,000 for the nine months ended September 30, 2017 and 2016, respectively.  The $82,000 decrease was due primarily to a year-over-year increase in non-cash adjustments for depreciation, stock-based compensation, gain on disposal of assets, gain on disposal of marketable securities and a deferred tax benefit totaling $64,000, and a year-over year change in working capital accounts of ($372,000) offset by an improvement in net income (loss) of $226,000.

Cash used in investing activities for the nine months ended September 30, 2017 and 2016 was ($988,000) and ($364,000), respectively. The increase in the use of cash was primarily due to the transfer of certain cash equivalents to equity securities; offset partially by, PTF acquisition costs incurred in 2016 and a $92,000 reduction in capital expenditures.  In addition, insurance proceeds decreased by $43,000 compared with 2016.

For the nine months ended September 30, 2017, there were no financing activities. For the nine months September 30, 2016 there was a ($4,000) use of cash to purchase treasury stock.

As of September 30, 2017, our consolidated working capital was $10,711,000 compared to $10,135,000 as of December 31, 2016.  As of September 30, 2017, we had current assets of $13,121,000, current liabilities of $2,410,000 and a ratio of current assets to current liabilities of 5.44:1.00 As of December 31, 2016 we had current assets of $12,890,000, current liabilities of $2,755,000 and a ratio of current assets to current liabilities of 4.68:1.00. Management continues to focus on efficiently managing working capital requirements to match operating activity levels.

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

The CNB Cash Collateral Agreement provides that MtronPTI will hold cash collateral equal to any amounts outstanding under the CNB Revolver in a non-interest bearing deposit account with City National. Provided that MtronPTI is not in default of any of its obligations under the CNB Loan Agreement, the CNB Revolving Promissory Note or the CNB Cash Collateral Agreement, the funds collateralizing the CNB Revolver are restricted only to the extent of the outstanding principal amount under the CNB Revolver. As of September 30, 2017 and December 31, 2016, there was no balance outstanding under the CNB Revolver and no associated restricted cash.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2017 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2017, were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2017, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K):

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

4.2

Form of Subscription and Information Agent Agreement by and between The LGL Group, Inc. and Broadridge Corporate Issuer Solutions, Inc. (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-218901) filed with the SEC on August 21, 2017).

4.3

Form of Transferable Subscription Rights Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-218901) filed with the SEC on August 21, 2017).

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

THE LGL GROUP, INC.

Date: November 6, 2017	By:	/s/ Michael J. Ferrantino, Sr.
Michael J. Ferrantino, Sr.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2017	By:	/s/ Patti A. Smith
Patti A. Smith
Chief Financial Officer (Principal Financial and Accounting Officer)