Form 10-K
period 2017-12-31
LGL GROUP INC
filed 2018-03-22
CIK 61004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ______________________

Commission file number: 00-1-00106

The LGL Group, Inc.

(Exact name of Registrant as Specified in Its Charter)

Delaware	38-1799862
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2525 Shader Road, Orlando, Florida	32804
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (407) 298-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 Par Value Per Share	NYSE American

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

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant, based upon the $4.82 per share closing price of the registrant's common stock on June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, was $10,601,412. Solely for the purpose of this calculation, shares held by directors and executive officers of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

The number of outstanding shares of the registrant's common stock was 4,698,393 as of March 20, 2018.

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

The LGL Group, Inc. (together with its subsidiaries, the "Company," "LGL," "we," "us," or "our") is a globally-positioned producer of industrial and commercial products and services. We operate in two identified segments. Our electronic components segment is currently focused on the design and manufacture of highly-engineered, high reliability frequency and spectrum control products. These electronic components ensure reliability and security in aerospace and defense communications, low noise and base accuracy for laboratory instruments, and synchronous data transfers throughout the wireless and Internet infrastructure. Our electronic instruments segment is focused on the design and manufacture of high performance Frequency and Time reference standards that form the basis for timing and synchronization in various applications. The Company was incorporated in 1928 under the laws of the State of Indiana, and in 2007, the Company was reincorporated under the laws of the State of Delaware as The LGL Group, Inc. We maintain our executive offices at 2525 Shader Road, Orlando, Florida, 32804. Our telephone number is (407) 298-2000. Our common stock is traded on the NYSE American under the symbol "LGL." Our warrants to purchase common stock, expiring August 6, 2018, are available for trading on the over-the-counter market under the symbol "LGLPW."

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

MtronPTI's Spectrum Control product group includes a wide array of radio frequency (“RF”), microwave and millimeter wave filters and diplexers covering a frequency range from 1 MHz to 90 GHz, and solid state power amplifiers covering a frequency range from 300 MHz to 26 GHz, with power output from 10 Watts to 10 kWatts. Filter devices include crystal, ceramic, LC, tubular, combline, cavity, interdigital and metal insert waveguide, as well as digital, analog and mechanical tunable filters, switched filter arrays and RF subsystems. Power amplifiers add active devices to MtronPTI's portfolio and include GaN, GaAS FET, LDMOS and chip and wire technologies in narrow or broadband, module or rack-mounted packages. These products are employed in applications within the aerospace, defense and commercial markets.

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

Overview of PTF

PTF designs, manufactures and markets for sale time and frequency products. The industries PTF serves include computer networking, satellite earth stations, electric utilities, broadcasting, and telecommunication systems. PTF was originally founded in 2002 and the company's assets were acquired by LGL in September 2016 through a business acquisition, making us a broader based supplier of highly engineered products for the generation of time and frequency references for synchronization and control. Since its inception, PTF has developed a comprehensive portfolio of time and frequency instruments complemented by a wide range of ancillary products such as distribution amplifiers and redundancy auto switches.

PTF Products

PTF's products range from simple, low cost time and frequency solutions, to premium products designed to deliver maximum performance for the most demanding applications. PTF's products include Frequency and Time Reference Standards, distribution amplifiers, redundancy auto switches and NTP servers, all of which are used in a broad range of applications worldwide.

PTF's Frequency and Time Reference Standards include quartz Frequency Standards, GPS/GNS Frequency and Time Standards and rubidium atomic Frequency Standards. The de facto standard for many highly demanding applications, such as satellite communications, is PTF's range of GPS/GNS disciplined quartz frequency and time standards. Because of the high quality quartz oscillators utilized they deliver outstanding phase noise and short term stability performance for applications where low noise is paramount. This outstanding short-term performance, coupled with the long-term stability and accuracy of the external GPS/GNS reference, provides the user an excellent all around performance that is highly cost-effective.

When two or more computers are involved, accurate time keeping is a challenge especially when the computers are in different locations. PTF's range of GNS Time and Frequency References and Network Time Servers deliver a high level of performance that allows customers to synchronize to Universal Time Coordinated, in a number of cost- effective forms to meet a multitude of time and frequency reference requirements. Applications range from low phase noise, highly stable and accurate, system frequency references for Sat-Com and Digital Broadcasting applications, to computer networks, shipboard time code references and e-commerce time stamping applications.

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

In 2017, our largest customer, an electronics contract manufacturing company in the aerospace and defense markets, accounted for $3,744,000, or 16.7%, of the Company's total revenues, compared to $3,275,000, or 15.7%, in 2016.

As of December 31, 2017, four of our largest customers accounted for approximately $1,100,000, or 32.0%, of accounts receivable. As of December 31, 2016, four of our largest customers accounted for approximately $1,242,000, or 35.1%, of accounts receivable. The insolvency of any of these customers could have a material adverse impact on our liquidity.

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

Research and development expense was approximately $1,827,000 and $1,906,000 in 2017 and 2016, respectively, and will remain a significant part of the Company's efforts to revitalize our intellectual property position.

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

Domestic Revenues

Our domestic revenues were $16,090,000 in 2017, or 71.8% of total consolidated revenues, compared to $14,893,000, or 71.3% of total consolidated revenues, in 2016.

International Revenues

Our international revenues were $6,313,000 in 2017, or 28.2% of total consolidated revenues, compared to $5,998,000, or 28.7% of total consolidated revenues, in 2016. In each of 2017 and 2016, these revenues were derived mainly from customers in Asia, with significant sales in Malaysia. We avoid significant currency exchange risk by transacting and settling substantially all international sales in United States dollars.

Order Backlog

Our order backlog was $11,713,000 and $10,549,000 as of December 31, 2017 and 2016, respectively. The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent, which we have determined are firm orders and likely to proceed. Although backlog represents only firm orders that are considered likely to be fulfilled within the 12 months following receipt of the order, cancellations or scope adjustments may and do occur.

Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost. We expect to fill our entire 2017 order backlog in 2018, but cannot provide assurances as to what portion of the order backlog will be fulfilled in a given year.

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

Employees

As of December 31, 2017, we employed 276 people, including 136 full-time, and 11 part-time employees, along with 129 contractors. Of this total, the Company has 126 full-time and 10 part-time employees within the U.S., with 98 located in Orlando, Florida, 33 in Yankton, South Dakota, and five within its subsidiary PTF in Wakefield, Massachusetts. The Company has two full-time and one part-time employee in Hong Kong, and eight full-time employees and 129 contractors in Noida, India. None of the Company's employees are represented by a labor union and the Company considers its relationships with employees to be good.

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

Prior to our September 2016 acquisition of PTF, we were engaged only in the design, manufacture and marketing of standard and custom-engineered electronic components that are used primarily to control the frequency or timing of signals in electronic circuits. Although our acquisition of PTF added an additional product line that includes highly engineered products for the generation of time and frequency references for synchronization and control, until we see significant growth from the PTF product line or develop or acquire additional product lines we will remain dependent on our electronic components line of business. Virtually all of our 2017 and 2016 revenues came from sales of electronic components, which consist of packaged quartz crystals, oscillator modules, electronic filters and integrated modules. We expect that this product line will continue to account for substantially all of our revenues in 2018.

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

For the years ended December 31, 2017 and 2016, we had net income of approximately $117,000 and $148,000, respectively. Our revenues are derived primarily from MtronPTI, whose future rate of growth and profitability are highly dependent on the development and growth of demand for our products in the communications, networking, aerospace, defense, instrumentation and industrial markets, which are cyclical. We cannot be certain whether we will generate sufficient revenues or sufficiently manage expenses to sustain profitability.

We have a large customer that accounts for a significant portion of our revenues, and the loss of this customer, or decrease in its demand for our products, could have a material adverse effect on our results.

In 2017, our largest customer, an electronics contract manufacturing company, accounted for $3,744,000, or 16.7%, of the Company's total revenues, compared to $3,275,000, or 15.7%, in 2016. The loss of this customer, or a decrease in its demand for our products, could have a material adverse effect on our results.

A relatively small number of customers account for a significant portion of our accounts receivable, and the insolvency of any of these customers could have a material adverse impact on our liquidity.

As of December 31, 2017, four of our largest customers accounted for approximately $1,100,000, or 32.0%, of accounts receivable. As of December 31, 2016, four of our largest customers accounted for approximately $1,242,000, or 35.1%, of accounts receivable at the end of 2016. The insolvency of any of these customers could have a material adverse impact on our liquidity.

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

In 2017 and 2016, the majority of our revenues were derived from sales to manufacturers of equipment for the communications, networking, defense, aerospace, instrumentation and industrial markets for frequency and spectrum control devices, including indirect sales through distributors and contract manufacturers. During 2018, we expect a significant portion of our revenues to continue to be derived from sales to these manufacturers. Often OEMs and other service providers within these markets have experienced periods of capacity shortage and periods of excess capacity, as well as periods of either high or low demand for their products. In periods of excess capacity or low demand, purchases of capital equipment may be curtailed, including equipment that incorporates our products. A reduction in demand for the manufacture and purchase of equipment for these markets, whether due to cyclical, macroeconomic or other factors, or due to our reduced ability to compete based on cost or technical factors, could substantially reduce our net sales and operating results and adversely affect our financial condition. Moreover, if these markets fail to grow as expected, we may be unable to maintain or grow our revenues. The multiple variables which affect the communications, networking, aerospace, defense, instrumentation and industrial markets for our products, as well as the number of parties involved in the supply chain and manufacturing process, can impact inventory levels and lead to supply chain inefficiencies. As a result of these complexities, we have limited visibility to forecast revenue projections accurately for the near and medium-term timeframes.

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

We intend to continue exploring opportunities to buy other businesses or technologies that could complement, enhance, or expand our current business or product lines, or that might otherwise offer us growth opportunities. We may have difficulty finding such opportunities or, if such opportunities are identified, we may not be able to complete such transactions for reasons including a failure to secure necessary financing.

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

We have office and manufacturing space in Noida, India, and a sales office in Hong Kong. Additionally, foreign revenues for 2017 and 2016 (primarily to Malaysia) accounted for 28.2% and 28.7% of our 2017 and 2016 consolidated revenues, respectively. We anticipate that sales to customers located outside of the United States will continue to be a significant part of our revenues for the foreseeable future. Our international operations and sales to customers outside of the United States subject our operating results and financial condition to certain business, economic, political, health, regulatory and other risks, including:

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

From January 1, 2017 through December 31, 2017, the high and low closing sales prices for our common stock were $6.70 and $4.25, respectively, and the average daily trading volume in our common stock during that time period was approximately 14,250 shares per day. There is a limited public market for our common stock, and we cannot provide assurances that a more active trading market will develop or be sustained. As a result of limited trading volume in our common stock, the purchase or sale of a relatively small number of shares could result in significant price fluctuations and it may be difficult for holders to sell their shares without depressing the market price for our common stock.

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

There is a limited public market for our warrants, and we cannot provide assurances that an active trading market will develop or be sustained. The warrants are quoted on the over-the-counter market under the symbol "LGLPW." Securities traded on the over-the-counter markets are typically less liquid than securities that trade on a national securities exchange, such as the NYSE American. Trading on the over-the-counter market may negatively affect the trading price and liquidity of the warrants and could result in larger spreads in the bid and ask prices for the warrants. Warrant holders may find it difficult to resell their warrants due to very limited trading volume.

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

Until warrant holders acquire shares of our common stock upon exercise of the warrants, warrant holders will have no rights with respect to the shares of our common stock underlying such warrants. Upon the acquisition of shares of our common stock through exercise of the warrants, the holders thereof will be entitled to exercise the rights of a common stockholder only as to matters for which the record date for the matter occurs after the exercise date of the warrants.

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

Our officers, directors and 10% or greater stockholders control approximately 39.4% of the voting power represented by our outstanding shares of common stock as of March 20, 2018. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all of our stockholders.

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

The Company's principal executive offices are located in Orlando, Florida within an MtronPTI operating facility. MtronPTI's operations are located in Orlando, Florida, Yankton, South Dakota, and Noida, India. PTF's operations are located in Wakefield, Massachusetts. We also have sales offices in Sacramento, California, Austin, Texas and Hong Kong.

MtronPTI owns one building in Orlando, Florida, containing approximately 71,000 square feet on approximately five acres of land. MtronPTI owns two buildings in Yankton, South Dakota, containing a combined total of approximately 32,000 square feet on approximately 11 acres of land. MtronPTI also leases approximately 13,000 square feet of office and manufacturing space in Noida, India. PTF leases approximately 3,600 square feet of office and manufacturing space in Wakefield, Massachusetts. We also lease approximately 700 square feet of office space in Hong Kong and approximately 400 square feet of office space in Sacramento, California. It is our opinion that the facilities referred to above are in good operating condition, suitable, and adequate for present uses.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Our common stock is traded on the NYSE American, under the symbol "LGL." Based upon information furnished by our transfer agent, at March 20, 2018, we had 431 holders of record of our common stock. The following table sets forth the high and low sales prices for our common stock for the periods indicated as reported by the NYSE American:

Fiscal Year 2017	High	Low
Fourth Quarter	$6.70	$5.35
Third Quarter	5.83	4.25
Second Quarter	5.40	4.45
First Quarter	5.49	4.40

Fiscal Year 2016	High	Low
Fourth Quarter	$5.83	$3.62
Third Quarter	4.36	3.12
Second Quarter	3.83	3.05
First Quarter	4.09	2.86

On August 29, 2011, the Board authorized the Company to repurchase up to 100,000 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized and available for repurchase under the Company's existing share repurchase program to 540,000 shares, at such times, amounts and prices as the Company shall deem appropriate. There is no expiration date for this program. As of December 31, 2017, the Company has repurchased a total of 81,584 shares of common stock under this program at a cost of $580,000, which shares are currently held in treasury; however, no shares were repurchased by the Company during the year ended December 31, 2017.

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

The selected consolidated statement of operations data for the years ended December 31, 2017 and 2016, and the selected consolidated balance sheet data as of December 31, 2017 and 2016, are derived from our audited financial statements included elsewhere in this report. The selected consolidated statement of operations data for the years ended December 31, 2015, 2014 and 2013, and the selected consolidated balance sheet data as of December 31, 2015, 2014 and 2013, are derived from our audited financial statements not included in this report. These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Our historical results may not be indicative of the operating results to be expected in any future period.

	Year ended December 31,
	(in thousands, except share and per share data)
	2017	2016	2015	2014	2013
Revenues	$22,402	$20,891	$20,713	$23,013	$26,201
Operating income (loss) (a)	276	(161)	(788)	(2,829)	(4,164)
Income (loss) before income taxes	219	(17)	(703)	(2,829)	(4,271)
(Provision) benefit for income taxes	(102)	165	(8)	4	(3,948)
Net income (loss)	$117	$148	$(711)	$(2,825)	$(8,219)
Weighted average number of shares used in the basic EPS calculation	2,929,641	2,665,043	2,640,803	2,595,988	2,595,362
Weighted average number of shares used in the diluted EPS calculation	3,035,104	2,665,730	2,640,803	2,595,988	2,595,362
Per common share:
Basic and diluted net income (loss) per common share	$0.04	$0.06	$(0.27)	$(1.09)	$(3.17)

	December 31,
	(in thousands)
	2017	2016	2015	2014	2013
Cash and cash equivalents	$13,250	$2,778	$5,553	$5,192	$7,183
Working capital	$21,923	$10,135	$9,876	$9,909	$12,446
Total assets	$27,555	$16,646	$15,803	$17,262	$21,263
Stockholders' equity (b)	$24,928	$13,891	$13,727	$14,237	$16,755

(a)

Operating income (loss) is revenues less operating expenses, which excludes investment income, interest expense, gain on sale of land and equipment, insurance proceeds, other income and taxes and includes impairment charges.

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

2017 Compared to 2016

Consolidated Revenues, Gross Margin and Backlog

Total revenues for the year ended December 31, 2017 were $22,402,000, an increase of $1,511,000, or 7.2% from revenues of $20,891,000 in 2016. The increase is due primarily to the acquisition of PTF, which saw increased revenues of $686,000, and from an increase in filter sales of $682,000.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues increased slightly to 34.6% from 33.7% for the year ended December 31, 2017, compared to the prior year. The increase reflects our strategy to move away from the low margin commodities business and focus on achieving revenue growth through the development of more complex, higher margin products, particularly in the aerospace and defense product markets.

As of December 31, 2017, our order backlog was $11,713,000, an increase of 11.0% compared to a backlog of $10,549,000 as of December 31, 2016. The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent, which we have determined are firm orders likely to be fulfilled in the next 12 months.

Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any. We expect to fill our entire order backlog as of December 31, 2017 in 2018, but cannot provide assurances as to what portion of the order backlog will be fulfilled in a given year.

Operating Income (Loss)

Operating income of $276,000 for the year ended December 31, 2017, was an improvement of $436,000 from an operating loss for the year ended December 31, 2016 of ($161,000). The improvement was primarily due to the $708,000 increase in gross margins as a result of increased sales, offset by increased operating expenses of ($272,000). Engineering, selling and administrative expenses were 33.3% of revenue for the year ended December 31, 2017, compared to 34.4% of revenue for the year ended December 31, 2016.

Interest Expense, Net

Interest expense, net, was $11,000 for the year ended December 31, 2017, which was a decrease of $11,000 from $22,000 for the year ended December 31, 2016. The decrease was primarily due to an increase in interest income generated from our U.S. Treasury securities.

Other (Expense) Income, Net

For the years ended December 31, 2017 and 2016, other (expense) income, net was ($46,000) and $166,000, respectively, a decrease of $212,000 in the current year. This reduction resulted directly from the writedown in the current year of a note receivable associated with a 2011 asset sale by $102,000, and the effect of the prior period having included approximately $118,000 of net insurance proceeds received for damaged equipment and inventory.

Income Tax (Provision) Benefit

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

In assessing the realizability of deferred tax assets, in accordance with the provisions of Accounting Standards Codification 740, Income Taxes, we consider whether it is more likely than not that some portion or all of our deferred tax assets will or will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Based upon the weighting of positive and negative evidence, the Company has determined the results of future operations of one of its foreign subsidiaries will generate enough taxable income that it is more likely than not that deferred tax assets of $173,000 at December 31, 2017, generated from foreign net operating losses (“NOL’s”), can be utilized in the foreseeable future. The Company has also determined that a full valuation against the remaining net deferred tax assets is required and has recorded a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. Should a change in circumstances lead to a change in judgment about the ability to realize deferred tax assets in future years, the Company will adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “2017 Act”). The 2017 Act significantly changes U.S. corporate income tax law. The major changes included a reduction in the tax rate from 34% to 21%, and a one-time transition tax on the deemed repatriation of foreign earnings. The net deferred tax assets were $5,800,000 as of December 31, 2017, which reflects a net decrease of $1,719,000 from December 31, 2016, primarily due to rate changes from the Company’s implementation of the 2017 Act. The valuation allowance was $5,627,000 as of December 31, 2017, which reflects a net decrease of $1,678,000 from December 31, 2016, primarily due to rate changes from the Company’s implementation of the 2017 Act. There was no effect on the income tax provision as all effects of the 2017 Act were offset by previous NOL carryforwards.

We recorded an income tax (provision) benefit for the years ended December 31, 2017 and 2016 of ($102,000) and $165,000, respectively. The increase in our income tax provision over the prior year was primarily due to the reversal in the prior year of $214,000 in valuation allowance on a foreign subsidiary, combined with the use of deferred tax assets of $41,000 from that foreign subsidiary in the current year.

Net Income

Net income for the year ended December 31, 2017 was $117,000 compared with income of $148,000 for the year ended December 31, 2016. Basic and diluted net income per share for the years ended December 31, 2017 and 2016 was $0.04 and $0.06, respectively.

Liquidity and Capital Resources

As of December 31, 2017 and 2016, cash and cash equivalents were $13,250,000 and $2,778,000, respectively.

Cash provided by operating activities was $681,000 and $278,000 for the years ended December 31, 2017 and 2016, respectively. The $403,000 increase was primarily due to the impairment of a note receivable of $102,000, deferred income taxes of $255,000, and a prior year gain on disposal of assets of $110,000, offset by a decrease in non-cash adjustments for depreciation and amortization of ($137,000).

Cash used in investing activities for the years ended December 31, 2017 and 2016 was ($1,003,000) and ($3,045,000), respectively. Impacting the current year was $96,000 in cash received from the sale of a small piece of land at the Company’s headquarters in Orlando. The primary change in cash used in investing activities is the Company’s transfer of cash and cash equivalents to investment accounts which yield a greater return.

For the year ended December 31, 2017, financing activity related to the $10,794,000 received as a result of our rights offering. The Company intends to use the net proceeds from the Rights Offering as additional capital for general corporate purposes and for acquisitions and new business development broadly, including industries and businesses outside the scope of existing operations, although it has not identified any specific acquisitions or business development opportunities at this time.

As of December 31, 2017, our consolidated working capital was $21,923,000, compared to $10,135,000 as of December 31, 2016. As of December 31, 2017, we had current assets of $24,550,000, current liabilities of $2,627,000 and a ratio of current assets to current liabilities of 9.35 to 1.00. As of December 31, 2016, we had current assets of $12,890,000, current liabilities of $2,755,000 and a ratio of current assets to current liabilities of 4.68 to 1.00. Management continues to focus on efficiently managing working capital requirements to match operating activity levels, and will seek to deploy the Company’s working capital where it will generate the greatest returns.

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

The CNB Cash Collateral Agreement provides that MtronPTI will hold cash collateral equal to any amounts outstanding under the CNB Revolver in a non-interest bearing deposit account with City National. Provided that MtronPTI is not in default of any of its obligations under the CNB Loan Agreement, the CNB Revolving Promissory Note or the CNB Cash Collateral Agreement, the funds collateralizing the CNB Revolver are restricted only to the extent of the outstanding principal amount under the CNB Revolver. As of December 31, 2017 and 2016, there was no balance outstanding under the CNB Revolver and no associated restricted cash.

We believe that existing cash and cash equivalents and cash generated from operations will be sufficient to meet our ongoing working capital and capital expenditure requirements for the next 12 months from the date of this filing.

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

Critical Accounting Policies

Our significant accounting policies are described in Note A. "Accounting and Reporting Policies" in the accompanying Notes to the Consolidated Financial Statements. The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the carrying value of inventories, the likelihood of collecting outstanding accounts receivable, value of stock based compensation, and the provision for income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the past, actual results have not been materially different from our estimates. However, results may differ from these estimates under different assumptions or conditions.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

See the financial statements included at the end of this report beginning on page 33.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2017 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2017, were effective at the reasonable assurance level.

Management's Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2017, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, our management has concluded that our internal controls over financial reporting were effective as of December 31, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter ended December 31, 2017, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Age	Director Since	Offices and Positions Held With the Company, Business Experience and Principal Occupation for the Last Five Years, and Directorships in Public Corporations and Investment Companies
Michael J. Ferrantino, Sr.	75	2014

Chairman of the Board, The LGL Group, Inc. (April 2016 to November 2017); Chief Executive Officer, The LGL Group, Inc. (June 2014 to present); Executive Chairman of the Board, M-tron Industries, Inc. (October 2013 to present); President and Chief Executive Officer, Valpey-Fisher Corporation (September 2002 to November 2009), a provider of electronic components used in communications, medical, defense and aerospace, industrial and computer applications for original equipment manufacturers and contract manufacturers worldwide; President, Micro Networks Division, Integrated Circuit Systems, Inc. (January 2002 to September 2002), a supplier of precision timing devices for optical networking, wireless infrastructure and high end network servers using surface acoustic wave and RF technology; President and Chief Executive Officer, Micro Networks Corporation (pre-2000 to January 2002); and Chairman of the Board of Directors, Micro Networks Corporation (April 2000 to January 2002). Mr. Ferrantino brings to the Company's board of directors (the "Board") his extensive knowledge and leadership experience in the RF/microwave integrated system and frequency control industries.

Marc J. Gabelli	50	2004

Chairman of the Board, The LGL Group, Inc. (December 2017 to present, and September 2004 to April 2016); Chairman of Gabelli Merger Plus Trust since July 2017; Director of GAMCO Investors, Inc. from November 2014 to May 2016; Director and President of Associated Capital Group (October 2015 to May 2016); Managing Partner, Horizon Research (January 2013 to present), an investment management and research services provider; Chief Executive Officer, Gabelli Securities International Ltd. (1994 to present), a global alternative asset management platform and merchant advisor; President and Managing Partner, GGCP, Inc. (1999 to present), a private corporation that makes investments for its own account; Managing Member, Commonwealth Management Partners LLC (2008 to present); and Director and Managing Partner, GAMA Funds Holdings GmbH (2009 to present). Mr. Gabelli brings to the Board his extensive knowledge of the Company's business and industry due to his longstanding service on the Board, as well as his financial expertise and leadership experience as an executive of various investment firms.

Timothy Foufas	49	2007

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

Donald H. Hunter	61	2013

Principal, Donald Hunter LLC (April 2007 to present), a consulting practice based in Wellesley, MA; Since February 2018, Mr. Hunter has been a director of Kush Bottles, Inc. (OTCQB: KSHB), a packaging and supply company serving the regulated Cannabis industry; Mr. Hunter was Chief Operating Officer and Chief Financial Officer for Harbor Global Company Limited (October 2000 to December 2006), a public company that owned and operated international investment management and natural resources subsidiaries; Chief Operating Officer, Pioneer Global Investments, a Division of the Pioneer Group, Inc. (August 1998 to October 2000), a company that provided investment management services and owned several natural resources investments; and Manager of International Finance, the Pioneer Group, Inc. (January 1991 to August 1998), with financial responsibility for international strategic start-up companies. Mr. Hunter served as a director of Juniper Pharmaceuticals, Inc. (February 2014 to March 2016), a specialty pharmaceuticals company (NASDAQ: JNP), where he served as Chairman of the Audit Committee; LICT Corporation (June 2014 to May 2016), an integrated provider of broadband and voice services (OTC PK: LICT); and the Pioneer First Polish Trust Fund, where he served as Audit Committee Chairman for the first mutual fund in Poland. Mr. Hunter brings to the Board financial, operating, corporate development, international and mergers and acquisition experience.

Manjit Kalha	43	2011

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

Frederic V. Salerno, Jr.	51	2016

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

Hendi Susanto	44	2016

Vice President, Equity Research, Technology Leader, Gabelli & Company, a provider of institutional research and brokerage services (August 2007 to present). Mr. Susanto brings to the Board extensive experience in evaluating investments in technology, and special situations such as mergers and acquisitions, convertible debts and restructuring.

Antonio Visconti	58	2014

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

Name	Age	Offices and Positions Held With the Company, Business Experience and Principal Occupation for the Last Five Years
Michael J. Ferrantino, Sr.	75	Mr. Ferrantino's business experience, including his term in office, is listed in the section above titled "Directors."
James W. Tivy	50

Chief Financial Officer, The LGL Group, Inc. (January 2018 to present); SVP, Finance for INTL FCStone Securities Inc. (November 2012 to January 2017); Group Controller, INTL FCStone Inc. (January 2008 to November 2012).

Family Relationships

There are no family relationships among our executive officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the SEC and NYSE American initial reports of ownership and reports of changes in the ownership of common stock and other equity securities of the Company. Such persons are required to furnish the Company with copies of all Section 16(a) filings.

Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that its directors, officers and holders of more than 10% of the Company's common stock complied with all applicable filing requirements during the 2017 fiscal year.

Code of Ethics

We adopted a code of ethics as part of our Business Conduct Policy, which applies to all of our employees, including our principal executive, financial and accounting officers. Our Business Conduct Policy is available at www.lglgroup.com. Amendments to and waivers of our code of ethics and Business Conduct Policy will be disclosed on our website.

Audit Committee

The Audit Committee of the Board (the "Audit Committee") consists of Messrs. Hunter, Kalha and Susanto. The Board has determined that all Audit Committee members are financially literate and independent under applicable NYSE American listing standards. Mr. Hunter serves as Chairman of the Audit Committee, and the Board has determined that he qualifies as the Audit Committee financial expert, as defined under the Exchange Act.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth information with respect to compensation earned by the named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards (1) ($)	Option Awards (1) ($)	All Other Compensation ($)		Total ($)
Michael J. Ferrantino, Sr.	2017	214,603	165,000	(2)	—	—	7,472	(4)	387,075
Chief Executive Officer	2016	144,000	78,750	(3)	—	32,084	6,532	(4)	261,366

Patti A. Smith (5)	2017	116,513	18,500	(6)	—	—	4,556	(7)	139,569
Chief Financial Officer (resigned November 2017)	2016	130,000	18,000	(6)	—	4,450	3,900	(7)	156,350

(1)

Reflects the aggregate grant date fair value of stock awards or option awards granted in the applicable year, computed in accordance with Financial Accounting Standard Board Standards Codification Topic 718. For a discussion of the assumptions and methodologies used to calculate these amounts, please see Note E – Stock-Based Compensation in the Notes to Consolidated Financial Statements.

(2)	Reflects Mr. Ferrantino's Annual Incentive Payment for 2016 (defined below) of $95,000 along with discretionary bonuses of $70,000 awarded by the Company’s Board of Directors.
(3)	Reflects Mr. Ferrantino's Annual Incentive Payment for 2015 (defined below).
(4)

Amounts include reimbursement of healthcare insurance costs and the personal income tax expense arising from those costs, as well as matching contributions made by the Company to the individual's 401(k) plan.

(5)	Ms. Smith served as the Company's Chief Financial Officer from April 2015 until her resignation in November 2017.
(6)

Ms. Smith was eligible to participate in the Company's Annual Management Incentive Plan which is based on the Company's financial and operational performance, and individual performance. For 2017 and 2016, Ms. Smith earned bonuses of $18,500 and $18,000 respectively, pursuant to the Company's Annual Management Incentive Plan.

(7)	Amounts include matching contributions made by the Company to the individual's 401(k) plan.

Employment Agreements

Michael J. Ferrantino, Sr.

Pursuant to an offer letter entered into between the Company and Michael J. Ferrantino, Sr. (the "Offer Letter") on May 21, 2014, and as revised on January 11, 2017 (the “Revised Offer Letter”), Mr. Ferrantino is eligible to receive an annual incentive payment (the "Annual Incentive Payment") based on the increase in the economic value of the Company ("EV"), as further described in the Revised Offer Letter, over the prior fiscal year. The total amount of the Annual Incentive Payments payable for any fiscal year shall be equal to 3.0% of the increase in EV over the prior fiscal year. Mr. Ferrantino's Annual Incentive Payment is included in the Summary Compensation Table above.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding equity awards held by our named executive officers as of December 31, 2017:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Michael J. Ferrantino, Sr.	45,000	(1)	—	4.90	6/11/2019
	1,558	(2)	—	3.53	12/11/2019
	13,500	(3)	13,500	5.02	12/30/2021

Patti A. Smith (4)	3,000	(5)	—	4.15	2/5/2018
	2,500	(6)	—	3.90	2/5/2018

(1)

On June 11, 2014, the Company granted Mr. Ferrantino options to purchase 75,000 shares of common stock under the 2011 Incentive Plan with a grant date fair value of $111,055. These options vest as follows: 60% on the grant date; an additional 20% on the second anniversary of the grant date; and the remaining 20% on the third anniversary of the grant date. On March 1, 2016, Mr. Ferrantino voluntarily forfeited 30,000 of these options that were unvested.

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

(4)	Ms. Smith served as the Company's Chief Financial Officer from April 2015 until her resignation in November 2017.
(5)

On March 12, 2015, the Company granted Ms. Smith options to purchase 5,000 shares of common stock under the 2011 Incentive Plan with a grant date fair value of $5,150. These options were set to vest as follows: 30% on the first anniversary of the grant date; an additional 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date. Upon her resignation, 2,000 of these options were forfeited, and the expiration date was amended to allow up to 90 days for exercise of the vested portion of the option grant. Ms. Smith exercised the 3,000 vested options on February 2, 2018.

(6)

On September 2, 2016, the Company granted Ms. Smith options to purchase 5,000 shares of common stock under the Amended and Restated 2011 Incentive Plan with a grant date fair value of $4,450. These options were set to vest as follows: 25% on the grant date; 25% on the first anniversary of the grant date; an additional 25% on the second anniversary of the grant date; and the remaining 25% on the third anniversary of the grant date. Upon her resignation, 2,500 of these options were forfeited, and the expiration date was amended to allow up to 90 days for exercise of the vested portion of the option grant. Ms. Smith exercised the 2,500 vested options on February 2, 2018.

Non-Employee Director Compensation

The following table sets forth information with respect to compensation earned by or awarded to each non-employee director who served on the Board during the fiscal year ended December 31, 2017:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Total ($)
Timothy Foufas	25,000	10,000	—	35,000
Marc J. Gabelli	14,500	10,000	—	24,500
Donald H. Hunter	26,000	10,000	—	36,000
Manjit Kalha	24,250	—	10,000	34,250
Frederic Salerno	19,500	10,000	—	29,500
Hendi Susanto	23,250	10,000	—	33,250
Antonio Visconti	19,500	10,000	—	29,500

(1)

On December 11, 2017, non-employee directors received grants of 1,805 shares of restricted common stock as 50% of their base compensation for fiscal 2017 ($10,000), except for Mr. Kalha, who elected to receive a grant of options to purchase 9,541 shares of common stock as 50% of his base compensation for fiscal 2017. These shares and options were granted under the Amended and Restated 2011 Incentive Plan. The shares of restricted common stock vested immediately. The options vest as follows: 30% on the first anniversary of the grant date; 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date.

In 2017, our directors also received the following in addition to the equity awards granted as part of their base compensation; (i) the remaining 50% of their annual base compensation in cash ($10,000); (ii) $2,000 for each meeting of the Board attended in person or $750 for each meeting held telephonically; and (iii) the Audit Committee Chairman received a $2,000 annual cash retainer and the Nominating Committee Chairman, and Compensation Committee Chairman each received a $1,000 annual cash retainer.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the number of shares of our common stock beneficially owned on March 20, 2018, by:

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

	Common Stock Beneficially Owned (1)
Name and Address of Beneficial Owner	Shares		%
5% Stockholders:
Mario J. Gabelli	1,094,245	(2)	23.3
Directors and Named Executive Officers:
Marc J. Gabelli	569,201	(3)	12.1
Michael J. Ferrantino, Sr.	102,438	(4)	2.2
Timothy Foufas	27,765	(5)	*
Donald H. Hunter	15,738	(5)	*
Manjit Kalha	15,268	(6)	*
Antonio Visconti	11,761	(5)	*
Frederic V. Salerno, Jr.	3,797		*
Hendi Susanto	3,797		*
James W. Tivy	3,000		*
All executive officers and directors as a group (9 persons)	752,765	(7)	16.0

*	Less than 1% of outstanding shares.
(1)

The applicable percentage of ownership for each beneficial owner is based on 4,698,393 shares of common stock outstanding as of March 20, 2018. Shares of common stock issuable upon exercise of options, warrants or other rights beneficially owned that are exercisable within 60 days are deemed outstanding for the purpose of computing the percentage ownership of the person holding such securities and rights and all executive officers and directors as a group.

(2)

Includes (i) 481,310 shares of common stock owned directly by Mario J. Gabelli; (ii) 169,323 shares owned by MJG-IV Limited Partnership, of which Mario J. Gabelli is the general partner and has less than 100% interest; (iii) 430,977 shares owned by GGCP, Inc., of which Mario J. Gabelli is the chief executive officer, a director and controlling shareholder; and (iv) 12,635 shares held by GAMCO Asset Management Inc.. Mario J. Gabelli disclaims beneficial ownership of the shares owned by MJG-IV Limited Partnership, GGCP, Inc., and GAMCO Asset Management Inc., except to the extent of his pecuniary interest therein. Mario J. Gabelli's business address is 401 Theodore Fremd Avenue, Rye, New York 10580-1430. This disclosure is based solely on information in a Schedule 13D filed by Mario J. Gabelli with the SEC on November 28, 2017.

(3)

Includes (i) 57,603 shares of common stock owned directly by Marc J. Gabelli; (ii) 2,318 shares issuable upon the exercise of options held by Marc Gabelli; and (iii) 511,598 shares held by Venator Merchant Fund, L.P. ("Venator Fund"). Venator Global, LLC ("Venator Global"), which is the sole general partner of Venator Fund, may be deemed to beneficially own the securities owned by Venator Fund. Marc J. Gabelli, who is the President and Sole Member of Venator Global, may be deemed to beneficially own the securities owned by Venator Fund. Marc J. Gabelli disclaims beneficial ownership of the securities owned by Venator Fund, except to the extent of his pecuniary interest therein.

(4)	Includes 60,058 shares issuable upon the exercise of options.
(5)	Includes 2,318 shares issuable upon the exercise of options.
(6)	Includes 6,669 shares issuable upon the exercise of options.
(7)	Includes 676,766 shares of common stock and 75,999 shares issuable upon the exercise of options.

Equity Compensation Plan Information

The following table provides information as of December 31, 2017 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders (1)	181,385	$4.98	416,852
Equity compensation plans not approved by security holders	—	—	—
Total	181,385	$4.98	416,852

(1)

The Amended and Restated 2011 Incentive Plan was approved by our stockholders on June 16, 2016. 750,000 shares of common stock are authorized for issuance under the Amended and Restated 2011 Incentive Plan. Options to purchase 181,385 shares of common stock issued under the Amended and Restated 2011 Incentive Plan were outstanding as of December 31, 2017.

Item. 13	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons, Promoters and Certain Control Persons

As of December 31, 2017 approximately $11,050,000 was invested in a United States Treasury money market fund which is included in cash and cash equivalents on the accompanying balance sheet. Also, as of December 31, 2017, approximately $3,792,000 was invested in a market neutral mutual fund which is included in marketable securities on the accompanying consolidated balance sheets. Amounts invested in the market neutral mutual fund generated $24,000 of investment income during 2017 that is classified as other income, net on the accompanying consolidated statement of operations.

As of December 31, 2016 approximately $1,002,000 was invested in a United States Treasury money market fund which is included in cash and cash equivalents on the accompanying consolidated balance sheets, and $2,714,000 was invested in a market neutral mutual fund which is included in marketable securities on the accompanying consolidated balance sheets.

These funds are managed by a related entity (the "Fund Manager") which is related through a common director who is also a 10% stockholder, and currently serves as an executive officer of the Fund Manager. The fund transactions in 2017 and 2016 were directed solely at the discretion of the Company’s management

All transactions between us and any of our officers, directors, director nominees, principal stockholders or their immediate family members are to be approved by the Audit Committee, and are to be on terms no less favorable to us than we could obtain from unaffiliated third parties. Such policy and procedures are set forth in a resolution of the Board.

Director Independence

As required under NYSE American rules, a majority of the members of a listed company's board of directors must qualify as "independent," as affirmatively determined by such board of directors. The Board has determined that Messrs. Foufas, Hunter, Kalha, Salerno, Susanto and Visconti are independent within the meaning of NYSE American rules.

Item 14.	Principal Accounting Fees and Services Fees Billed During Fiscal 2017 and 2016

Audit Fees

Aggregate audit fees for the years ended December 31, 2017 and 2016, were $214,988 and $206,750, respectively, and include fees billed by RSM US LLP ("RSM") as the Company's independent registered public accounting firm for the years ended December 31, 2017 and 2016. Audit fees include services relating to auditing the Company's annual financial statements, reviewing the Company's financial statements included in the Company's quarterly reports on Form 10-Q and annual report on Form 10-K.

Audit-Related Fees

RSM rendered audit-related services in connection with the Company’s registration statement on Form S-1 (Registration N0. 333-218901) for the company’s rights offering during the year ended December 31, 2017 and charged fees of $24,150 during 2017. RSM did not render any audit-related services during 2016.

Tax Fees

RSM did not render any tax services during 2017 or 2016.

All Other Fees

RSM did not render any other services during 2017 or 2016.

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

4.2

Form of Subscription and Information Agent Agreement by and between The LGL Group, Inc. and Broadridge Corporate Issuer Solutions, Inc. (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-218901) filed with the SEC on August 21, 2017).

4.3

Form of Transferable Subscription Rights Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-218901) filed with the SEC on August 21, 2017).

Exhibit No.	Description
10.1	The LGL Group, Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K filed with the SEC on April 1, 1996).

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

10.16

Independent Contractor Agreement between The LGL Group, Inc. and James W. Tivy (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 6, 2018).

Exhibit No.	Description
21.1	Subsidiaries of The LGL Group, Inc.*

23.1	Consent of Independent Registered Public Accounting Firm – RSM US LLP.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

THE LGL GROUP, INC.

March 21, 2018	By:	/s/ Michael J. Ferrantino, Sr.
Michael J. Ferrantino, Sr.
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	CAPACITY	DATE

/s/ Michael J. Ferrantino, Sr.	President and Chief Executive Officer	March 21, 2018
MICHAEL J. FERRANTINO, SR.	(Principal Executive Officer)

/s/ James W. Tivy	Chief Financial Officer	March 21, 2018
JAMES W. TIVY	(Principal Financial Officer)

/s/ Marc J. Gabelli	Director	March 21, 2018
MARC J. GABELLI

/s/ Timothy Foufas	Director	March 21, 2018
TIMOTHY FOUFAS

/s/ Donald H. Hunter	Director	March 21, 2018
DONALD H. HUNTER

/s/ Manjit Kalha	Director	March 21, 2018
MANJIT KALHA

/s/ Frederic V. Salerno	Director	March 21, 2018
FREDERIC V. SALERNO

/s/ Hendi Susanto	Director	March 21, 2018
HENDI SUSANTO

/s/ Antonio Visconti	Director	March 21, 2018
ANTONIO VISCONTI

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of The LGL Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The LGL Group, Inc. and its subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company’s auditor since 2011.

Orlando, Florida

March 22, 2018

THE LGL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except per Share Amounts)

	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$13,250	$2,778
Marketable securities	3,803	2,770
Accounts receivable, net of allowances of $35 and $31, respectively	3,393	3,504
Inventories, net	3,875	3,638
Prepaid expenses and other current assets	229	200
Total Current Assets	24,550	12,890
Property, Plant and Equipment
Land	536	633
Buildings and improvements	3,973	3,966
Machinery and equipment	16,974	16,849
Gross property, plant and equipment	21,483	21,448
Less: accumulated depreciation	(19,304)	(18,737)
Net property, plant and equipment	2,179	2,711
Intangible assets, net	552	628
Deferred income taxes, net	173	214
Other assets	101	203
Total Assets	$27,555	$16,646
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,477	$1,525
Accrued compensation and commissions expense	872	942
Other accrued expenses	278	288
Total Current Liabilities	2,627	2,755
Commitments and Contingencies (Note K)
Stockholders' Equity
Common stock, $0.01 par value - 10,000,000 shares authorized; 4,774,477 shares issued and 4,692,893 shares outstanding at December 31, 2017, and 2,757,050 shares issued and 2,675,466 shares outstanding at December 31, 2016	47	27
Additional paid-in capital	40,035	29,173
Accumulated deficit	(14,609)	(14,726)
Treasury stock, 81,584 shares held in treasury at cost at December 31, 2017 and 2016	(580)	(580)
Accumulated other comprehensive income (loss)	35	(3)
Total Stockholders' Equity	24,928	13,891
Total Liabilities and Stockholders' Equity	$27,555	$16,646

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2017	2016
REVENUES	$22,402	$20,891
Costs and expenses:
Manufacturing cost of sales	14,661	13,858
Engineering, selling and administrative	7,465	7,194
OPERATING INCOME (LOSS)	276	(161)
Other (Expense) Income:
Interest expense, net	(11)	(22)
Other (expense) income, net	(46)	166
Total Other (Expense) Income, Net	(57)	144
INCOME (LOSS) BEFORE INCOME TAXES	219	(17)
Income tax (provision) benefit	(102)	165
NET INCOME	$117	$148
Basic per share information:
Weighted average number of shares used in basic EPS calculation	2,929,641	2,665,043
Net income per share	$0.04	$0.06
Diluted per share information:
Weighted average number of shares used in diluted EPS calculation	3,035,104	2,665,730
Net income per share	$0.04	$0.06

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Years Ended December 31,
	2017	2016
NET INCOME	$117	$148
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	38	(43)
Total other comprehensive income (loss)	38	(43)
COMPREHENSIVE INCOME	$155	$105

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in Thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2015	2,665,434	$27	$29,106	$(14,874)	$(572)	$40	$13,727
Net income				148			148
Other comprehensive loss						(43)	(43)
Stock-based compensation	11,952	—	67				67
Purchase of treasury stock	(1,920)				(8)		(8)
Balance at December 31, 2016	2,675,466	27	29,173	(14,726)	(580)	(3)	13,891
Net income				117			117
Other comprehensive income						38	38
Stock-based compensation	10,830	—	88				88
Issuance of shares, net of issuance costs	2,006,598	20	10,774				10,794
Balance at December 31, 2017	4,692,894	$47	$40,035	$(14,609)	$(580)	$35	$24,928

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years Ended December 31,
	2017	2016
OPERATING ACTIVITIES
Net income	$117	$148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	567	704
Amortization of finite-lived intangible assets	75	68
Gain on disposal of assets	—	(110)
Impairment of note receivable	102	—
Stock-based compensation	88	67
Bargain purchase gain	—	(4)
Deferred income tax expense (benefit)	41	(214)
Gain on sale of marketable securities	(21)	—
Dividend from marketable securities	(6)	(62)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	111	(890)
Increase in inventories, net	(237)	(62)
Increase in prepaid expenses and other assets	(28)	(1)
(Decrease) increase in accounts payable, accrued compensation and commissions expense and other accrued liabilities	(128)	634
Net cash provided by operating activities	681	278
INVESTING ACTIVITIES
Purchase of marketable securities	(1,002)	(2,695)
Capital expenditures	(131)	(172)
Acquisition of a business	—	(295)
Proceeds from sale of land	96	—
Other	34	117
Net cash used in investing activities	(1,003)	(3,045)
FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	10,794	—
Purchase of treasury stock	—	(8)
Net cash provided by (used in) financing activities	10,794	(8)
Increase (decrease) in cash and cash equivalents	10,472	(2,775)
Cash and cash equivalents at beginning of year	2,778	5,553
Cash and cash equivalents at end of year	$13,250	$2,778
Supplemental Disclosure:
Cash paid for interest	$23	$17
Cash paid for income taxes	$41	$52
Supplemental Schedule of Noncash Investing Activities:
Acquisition of a business:
Fair value of equipment acquired	$—	$85
Fair value of intangible assets acquired	—	214
Current assets acquired	—	45
Current liabilities assumed	—	(45)
Bargain purchase gain	—	(4)
Cash consideration paid	$—	$295

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Accounting and Reporting Policies

Organization

The LGL Group, Inc. (the "Company"), incorporated in 1928 under the laws of the State of Indiana and reincorporated under the laws of the State of Delaware in 2007, is a holding company with subsidiaries engaged in the design, manufacturing and marketing of highly-engineered, high reliability frequency and spectrum control products used to control the frequency or timing of signals in electronic circuits and in the design of high performance Frequency and Time Reference Standards that form the basis for timing and synchronization in various applications.

As of December 31, 2017, the subsidiaries of the Company are as follows:

Owned By The LGL Group, Inc.
M-tron Industries, Inc.	100.0%
Piezo Technology, Inc.	100.0%
Piezo Technology India Private Ltd.	99.0%
M-tron Asia, LLC	100.0%
M-tron Industries, Ltd.	100.0%
GC Opportunities Ltd.	100.0%
M-tron Services, Ltd.	100.0%
Precise Time and Frequency, LLC	100.0%
Lynch Systems, Inc.	100.0%

The Company operates through its two principal subsidiaries, M-tron Industries, Inc. ("MtronPTI"), which includes the operations of Piezo Technology, Inc. ("PTI") and M-tron Asia, LLC ("Mtron"), and Precise Time and Frequency, LLC ("PTF"), a newly formed subsidiary in 2016, to hold the assets of Precise Time and Frequency, Inc., as discussed in Note B below. The Company has operations in Orlando, Florida, Yankton, South Dakota, Wakefield, Massachusetts and Noida, India. MtronPTI also has sales offices in Sacramento, California, Austin, Texas and Hong Kong.

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

Property, Plant and Equipment, Net

Property, plant and equipment are recorded at cost less accumulated depreciation and include expenditures for major improvements. Maintenance and repairs are charged to operations as incurred. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range from 5 years to 35 years for buildings and improvements, and from 3 to 10 years for other fixed assets. Property, plant and equipment are periodically reviewed for indicators of impairment. If any such indicators were noted, the Company would assess the appropriateness of the assets' carrying value and record any impairment at that time.

Depreciation expense from operations was approximately $567,000 for 2017 and $704,000 for 2016.

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

Each month, the Company records a specific warranty reserve for approved RMAs covering products that have not yet been returned. The Company does not maintain a general warranty reserve because, historically, valid warranty returns resulting from a product not meeting specifications or being non-functional have been de minimis. As of December 31, 2017 and 2016, accrued warranty expense was $10,000 and $80,000, respectively, and is included within other accrued expenses in the accompanying consolidated balance sheets.

Intangible Assets

Intangible assets are recorded at cost less accumulated amortization. Amortization is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range up to 10 years. The intangible assets consist of intellectual property and goodwill. The net carrying value of the amortizable intangible assets was $512,000 and $588,000 as of December 31, 2017 and 2016, respectively. Goodwill, which is not amortizable, was $40,000 as of December 31, 2017 and 2016.

The estimated aggregate amortization expense for intangible assets, excluding goodwill, for each of the remaining years of the estimated useful life is as follows (in thousands):

2018	$75
2019	75
2020	75
2021	75
2022	75
Thereafter	137
Total	$512

Revenue Recognition

The Company recognizes revenue from the sale of its products in accordance with the criteria in Accounting Standards Codification ("ASC") 605, Revenue Recognition, which are:

•	persuasive evidence that an arrangement exists;
•	delivery has occurred;
•	the seller's price to the buyer is fixed and determinable; and
•	collectability is reasonably assured.

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

The Company recognizes revenue related to transactions with a right of return and/or authorized price protection provisions when the following conditions are met:

•	seller's price to the buyer is fixed or determinable at the date of sale;
•	buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product;
•	buyer's obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product;
•	buyer acquiring the product for resale has economic substance apart from that provided by the seller;
•	seller does not have obligations for future performance; and
•	the amount of future returns can be reasonably estimated.

Shipping Costs

Amounts billed to customers related to shipping and handling are classified as revenue, and the Company's shipping and handling costs are included in manufacturing cost of sales.

Research and Development Costs

Research and development costs are charged to operations as incurred. Such costs were approximately $1,827,000 and $1,906,000 in 2017 and 2016, respectively, and are included within engineering, selling and administrative expenses.

Advertising Expense

Advertising costs are charged to operations as incurred. Such costs were approximately $18,000 in 2017, compared with $50,000 in 2016, and are included within engineering, selling and administrative expenses.

Stock-Based Compensation

The Company measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the cost over the requisite service period, typically the vesting period.

The Company estimates the fair value of stock options on the grant date using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. There is no expected dividend rate. Historical Company information was the basis for the expected volatility assumption as the Company believes that the historical volatility over the life of the option is indicative of expected volatility in the future. The risk-free interest rate is based on the U.S. Treasury zero-coupon rates with a remaining term equal to the expected term of the option. The Company records any forfeitures in the period that the shares are forfeited.

Restricted stock awards are made at a value equal to the market price of the Company's common stock on the date of the grant.

Earnings Per Share

The Company computes earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of stock options and other potentially dilutive financial instruments, only in the periods in which the effects are dilutive.

For the years ended December 31, 2017 and 2016, there were options to purchase 42,676 shares and 166,996 shares, respectively, of common stock and warrants to purchase 519,241 shares of common stock that were excluded from the diluted earnings per share computation because the impact of the assumed exercise of such stock options or warrants would have been anti-dilutive.

	Years Ended December 31,
	2017	2016
Weighted average shares outstanding - basic	2,929,641	2,665,043
Effect of diluted securities	105,463	687
Weighted average shares outstanding - diluted	3,035,104	2,665,730

Income Taxes

The Company's deferred income tax assets represent (a) temporary differences between the financial statement carrying amount and the tax basis of existing assets and liabilities that will result in deductible amounts in future years, and (b) the tax effects of net operating loss carry-forwards. In assessing the realizability of deferred tax assets in accordance with the provisions of ASC 740, Income Taxes, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will or will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable.

The Company has determined the results of future operations of one of its foreign subsidiaries will generate enough taxable income that it is more likely than not that deferred tax assets of $173,000 generated from net operating losses (“NOL’s”) in a foreign subsidiary, can be utilized in the foreseeable future. The Company has also determined that a full valuation against the remaining net deferred tax assets is required and has recorded a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. Should a change in circumstances lead to a change in judgment about the ability to realize deferred tax assets in future years, the Company will adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income. The Company recognizes interest and/or penalties, if any, related to income tax matters in income tax expense.

Concentration Risk

In 2017, the Company's largest customer, an electronics contract manufacturing company in the aerospace and defense markets, accounted for $3,744,000, or 16.7% of the Company's total revenues, compared to $3,275,000, or 15.7%, in 2016.

A significant portion of the Company's accounts receivable is concentrated with a relatively small number of customers. As of December 31, 2017, four of the Company's largest customers accounted for approximately $1,100,000, or 32.0% of accounts receivable. As of December 31, 2016, four of the Company's largest customers accounted for approximately $1,242,000, or 35.1% of accounts receivable. The Company carefully evaluates the creditworthiness of its customers in deciding to extend credit, and utilizes letters of credit to further limit credit risk for export sales. As a result of these policies, the Company has experienced very low historical bad debt expense and believes the related risk to be minimal.

At various times throughout the year and at December 31, 2017, some deposits held at financial institutions were in excess of federally insured limits. The Company has not experienced any losses related to these balances and believes the related risk to be minimal.

Segment Information

The Company reports segment information in accordance with ASC 280, Segment Information ("ASC 280"). ASC 280 requires companies to report financial and descriptive information for each identified operating segment based on management's internal organizational decision-making structure. Management has identified the Company’s two segments as electronic components and electronic instruments.

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

Foreign Currency Translation

The assets and liabilities of international operations are re-measured at the exchange rates in effect at the balance sheet date for monetary assets and liabilities and at historical rates for non-monetary assets and liabilities, with the related re-measurement gains or losses reported within the consolidated statement of operations. The results of international operations are re-measured at the monthly average exchange rates. The Company's foreign subsidiaries and respective operations' functional currency is the U.S. dollar. The Company has determined this based upon the majority of transactions with customers as well as inter-company transactions and parental support being based in U.S. dollars. The Company has recognized a re-measurement gain of $22,000 and a re-measurement loss of $(2,000), in 2017 and 2016, respectively, which is included within other income, net in the consolidated statements of operations.

Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (the "FASB") issued ASU 2017-04, "Intangibles – Goodwill and Other – (Topic 350): Simplifying the Test for Goodwill Impairment". ASU 2017-04 simplifies the accounting for goodwill impairment by removing the requirement to calculate the implied fair value. Instead, it requires that an entity records an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2016-15 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company implemented this ASU 2017-04 during the fourth quarter and effective for its fiscal year ended December 31, 2017, on a prospective basis.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows – (Topic 230): Classification of Certain Cash Receipts and Cash Payments". ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017. Early application is permitted. The Company implemented this ASU 2016-15 effective for its fiscal year ended December 31, 2017, using the retrospective transition method to each period presented. No changes were required as none of the eight specific cash flow issues addressed by ASU 2016-15 were applicable to the Company for the periods presented.

In March 2016, the FASB issued ASU 2016-09, "Compensation – Stock Compensation (Topic 718): Improvements to Employee Share–Based Payment Accounting". ASU 2016-09 simplifies the accounting for share–based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016. The Company implemented the requirements of ASU 2016-09 effective for its fiscal year ended December 31, 2017, with no impact to the financial statements, as there were no prior transactions to which the modified retrospective transition method by means of a cumulative-effect adjustment to equity would have applied.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)". The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. The Company does not expect the adoption of ASU 2016-02 to have a material impact on its consolidated financial statements because there are no material operating leases.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825)". ASU 2016-01 revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. ASU 2016-01 requires the change in fair value of many equity investments to be recognized in net income. ASU 2016-01 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. Adopting ASU 2016-01 will result in a cumulative effect adjustment to the Company's retained earnings as of the beginning of the year of adoption. The Company is currently evaluating the potential effects of adopting the provisions of ASU 2016-01.

In November 2015, the FASB issued ASU 2015-17 "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes", which simplifies the presentation of deferred income taxes. Under the new accounting standard, deferred tax assets and liabilities are required to be classified as noncurrent, eliminating the prior requirement to separate deferred tax assets and liabilities into current and noncurrent. The new guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. The standard may be adopted prospectively or retrospectively to all periods presented. The Company adopted this guidance effective for its fiscal year ended December 31, 2017, on a retrospective basis, with only a limited effect on its balance sheet classification and disclosures.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): “Simplifying the Measurement of Inventory”, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis. The Company adopted ASU 2015-11 effective January 1, 2017. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers", also known as the "New Revenue Standard". This update is the result of a collaborative effort by the FASB and the International Accounting Standards Board to simplify revenue recognition guidance, remove inconsistencies in the application of revenue recognition, and to improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to receive for those goods or services. The New Revenue Standard is applied through the following five-step process:

1.	Identify the contract(s) with a customer.
2.	Identify the performance obligation in the contract.
3.	Determine the transaction price.
4.	Allocate the transaction price to the performance obligations in the contract.
5.	Recognize revenue when (or as) the entity satisfies a performance obligation.

For a public entity, this update is effective for annual and interim reporting periods beginning after December 15, 2017 with early adoption permitted. This standard can be applied on either a retrospective or modified retrospective approach. Since May, 2014, a number of ASU's have been issued which further refine the original guidance issued under ASU 2014-09 and are effective in conjunction with this original standard.

The Company established an implementation approach to assess the impact of the new revenue guidance on its operations, consolidated financial statements and related disclosures. This assessment included (1) performing contract analyses for each revenue stream identified, (2) assessing the noted differences in recognition and measurement that may result from adopting this new standard, (3) performing detailed analyses of contracts with large customers, and (4) performing transaction level testing for consistency with contract provisions that affect revenue recognition. The Company evaluated the potential impacts of the new standard on its existing revenue recognition policies and procedures during the fiscal year ended December 31, 2017, and determined that the Company’s performance obligations are met at shipping point, with no other material obligations. The Company further determined that returns are immaterial, its warranty terms are consistent, and consignment inventory is accounted for appropriately. The Company also determined that there were no incremental disaggregated revenue disclosures required in our consolidated financial statements. Based on the results of the evaluation, adoption of the new standard will not have a material impact on our consolidated financial statements. The New Revenue Standard became effective for us on January 1, 2018 and was applied on a retrospective basis, with no cumulative effect of adoption to any of the financial statement line items.

No other new accounting pronouncements issued or effective during the fiscal year have had or are expected to have a material impact on the Company's consolidated financial statements.

B. Business Combination

On September 2, 2016, PTF acquired certain assets and assumed certain liabilities of Precise Time and Frequency, Inc. ("PTF Inc.") for cash consideration of $295,000 (the "PTF Acquisition"). The PTF Acquisition was accounted for under the acquisition method of accounting for business combinations pursuant to the provisions of ASC 805, Business Combinations. The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their fair values as of the closing date of the acquisition.

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

The following is a summary of the preliminary purchase price allocation to the estimated fair values of assets acquired and liabilities assumed in the PTF Acquisition (in thousands):

Purchase consideration	$295
Net assets acquired:
Current assets	45
Fixed assets	85
Intangible assets	214
Current liabilities	(45)
Net assets acquired	$299
Bargain purchase gain	$(4)

The assets acquired and liabilites assumed by PTF were done through the distressed sale of PTF Inc. and resulted in a bargain purchase gain which is recorded in other income (expense), net in the accompanying consolidated statement of operations for the year ended December 31, 2016.

Management estimated the fair value of net assets acquired using valuation techniques including income, cost and market approaches. In estimating the fair value of acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenues and cash flows, expected future growth rates and estimated discount rates.

The following table sets forth certain unaudited pro forma information for the year ended December 31, 2016  assuming that the PTF Acquisition occurred prior to January 1, 2016 (in thousands, except per share data):

	Year Ended December 31, 2016
	Historical	Pro Forma Adjustments	Pro Forma
Revenue	$21,129	$—	$21,129
Net income	$136	$25	$161
Basic net income per share	$0.05	$0.01	$0.06
Diluted net income per share	$0.05	$0.01	$0.06

The pro forma adjustments include amortization expense related to the acquired intangible assets and an adjustment to remove acquisition related expenses incurred in 2016 that for pro forma purposes should be reflected in a prior period.

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

C. Inventories

The Company reduces the value of its inventories to net realizable value when the net realizable value is believed to be less than the cost of the item. The inventory reserve for obsolescence as of December 31, 2017 and 2016 was $1,213,000 and $2,773,000, respectively. During the year ended December 31, 2017, the Company wrote off approximately $1,254,000 in previously reserved obsolete inventory with a zero net realizable value. As a result of being written off, this inventory is no longer included in the Company’s inventory balance or its reserve for obsolescence.

	December 31,
	2017	2016
	(in thousands)
Raw materials	$1,526	$1,408
Work in process	1,337	1,306
Finished goods	1,012	924
Total Inventories, net	$3,875	$3,638

D. Related Party Transactions

As of December 31, 2017 approximately $11,050,000 was invested in a United States Treasury money market fund which is included in cash and cash equivalents on the accompanying balance sheet. Also, as of December 31, 2017, approximately $3,792,000 was invested in a market neutral mutual fund which is included in marketable securities on the accompanying consolidated balance sheets. Amounts invested in the market neutral mutual fund generated $24,000 of investment income during 2017 that is classified as other income, net on the accompanying consolidated statement of operations.

As of December 31, 2016 approximately $1,002,000 was invested in a United States Treasury money market fund which is included in cash and cash equivalents on the accompanying consolidated balance sheets, and $2,714,000 was invested in a market neutral mutual fund which is included in marketable securities on the accompanying consolidated balance sheets.

These funds are managed by a related entity (the "Fund Manager") which is related through a common director who is also a 10% stockholder, and currently serves as an executive officer of the Fund Manager. The fund transactions in 2017 and 2016 were directed solely at the discretion of the Company’s management.

E. Stock-Based Compensation

On August 4, 2011, the Company's stockholders approved the 2011 Incentive Plan. 500,000 shares of common stock were authorized for issuance under the 2011 Incentive Plan. On June 16, 2016, the Company's stockholders approved the Amended and Restated 2011 Incentive Plan which increased the shares of common stock authorized for issuance to 750,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price either at or 10% above the market price of the Company's stock at the date of grant; those option awards generally have 5-year contractual terms and generally vest over three years. Restricted stock awards are granted at a value equal to the market price of the Company's common stock on the date of grant.

The following table summarizes the inputs to the option valuation model for the options granted during the years ended December 31, 2017 and 2016:

	2017	2016
Expected volatility	27%	31%
Dividend rate	0%	0%
Expected term (in years)	3.55	3.25 – 3.55
Risk-free rate	2.01%	0.92% – 1.49%

The Company bases expected volatility on the weighted average historical stock volatility of the Company's common stock. There is no dividend rate, as dividends are not expected to be paid. The expected term utilizes historical data to estimate the period of time that the options are expected to remain unexercised. The Company bases risk-free rates on the U.S. Treasury zero-coupon rates with a remaining term equal to the expected term of the option. The Company records any forfeitures in the period that the shares are forfeited.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2017:

	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Option Balances at December 31, 2016	176,344	$4.90	$1.31	3.4	$78
Options Granted	9,541	6.09	1.05
Options Exercised	—	—	—
Options Forfeited	(4,500)	4.01	0.96
Options Expired	—	—	—
Option Balances at December 31, 2017	181,385	$4.98	$1.30	2.4	$158
Options Exercisable at December 31, 2017	128,692	$5.04	$1.41	1.9	$113

The weighted-average grant-date fair value of options granted during the years 2017 and 2016 was $1.05 and $1.04, respectively. As of December 31, 2017, there was approximately $45,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements.

During the year ended December 31, 2017, the Company issued 10,830 shares with a weighted average grant date fair value of $5.54 per share. These shares were fully vested on the date of issuance. As of December 31, 2017, there were no unvested restricted shares granted under the Amended and Restated 2011 Incentive Plan.

The Amended and Restated 2011 Incentive Plan had 416,852 shares remaining available for future issuance at December 31, 2017.

F. Income Taxes

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “2017 Act”). The 2017 Act significantly changes U.S. corporate income tax law. Among other changes effective in 2017, the 2017 Act requires companies to pay a one-time tax on certain unrepatriated earnings of foreign subsidiaries. The Company calculated the impact of the 2017 Act in its income tax provision for the year ended December 31, 2017 in accordance with its understanding of the 2017 Act and guidance available as of the date of this filing.

The Company recognized tax expense of $1,662,000 related to the remeasurement of certain deferred tax assets and liabilities from 34% to 21%. The most material deferred taxes to be remeasured related to inventory reserves, and net operating losses (after reduction for the one-time transition tax) and property, plant and equipment. This tax expense from remeasurement of deferred tax assets had no impact on our effective tax rate as it was completely offset by the Company’s valuation allowance.

The Company also recognized provisional tax expense of $565,000 related to the one-time transition tax on the deemed repatriation of foreign earnings. The calculation of the one-time tax is quite complex, requiring determinations of liquid asset balances over three years, determination of foreign earnings and profits (“E&P," a U.S. tax measure) at multiple dates, and multiple other computations. Our provisional calculated tax expense was impacted by cash and other liquid assets taxable at a 15.5% rate and the balance of non-cash E&P taxable at 8%. The one-time transition tax had no impact on our 2017 effective tax rate as it was completely offset by the Company’s valuation allowance. Additional work is necessary to perform a more detailed analysis of historical foreign earnings. Upon gathering all necessary data, interpreting any additional guidance from tax authorities, and completing the analysis, our provisional amount will be adjusted in the measurement period allowable, but in no circumstances will the measurement period extend beyond one year from the enactment date.

Income tax provision (benefit) for the years ended December 31, 2017 and 2016 is as follows:

	2017	2016
	(in thousands)
Current:
Federal	$—	$—
State and local	18	8
Foreign	43	41
Total Current	61	49
Deferred:
Federal	1,637	(211)
State and local	42	267
Foreign	41	55
Total before change in valuation allowance	1,720	111
Change in Valuation Allowance	(1,679)	(325)
Net Deferred	41	(214)
Income tax provision (benefit)	$102	$(165)

A reconciliation of the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes is detailed below:

	2017	2016
	(in thousands)
Tax provision (benefit) at expected statutory rate	$75	$(8)
State taxes, net of federal benefit	81	(25)
Permanent differences	450	6
Credits	(106)	(123)
Foreign tax expense, and other	(381)	11
True-up to State NOL	—	299
Change in rate	1,662	—
Change in valuation allowance	(1,679)	(325)
Provision (benefit) for income taxes	$102	$(165)

Loss before income taxes from domestic operations was ($65,000) and ($434,000) in 2017 and 2016, respectively. Income before income taxes from foreign operations was $284,000 and $417,000 in 2017 and 2016, respectively.

The Company has a total federal NOL carry-forward of $11,333,000 as of December 31, 2017. This federal NOL carry-forward expires through 2037 if not utilized prior to that date. The Company has total state NOL carry-forwards of $16,985,000 as of December 31, 2017. These state NOL carry-forwards expire through 2037 if not utilized prior to that date. The Company has research and development tax credit carry-forwards of approximately $1,515,000 at December 31, 2017 that can be used to reduce future income tax liabilities and expire principally between 2020 and 2038. The Company has foreign tax credit carry-forwards of approximately $727,000 at December 31, 2017 that are available to reduce future U.S. income tax liabilities subject to certain limitations. These foreign tax credit carry-forwards expire at various times between 2018 and 2020.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will or will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Based upon the weighting of positive and negative evidence, the Company has determined the results of future operations of one of its foreign subsidiaries will generate enough taxable income that it is more likely than not that deferred tax assets of $173,000 at December 31, 2017, generated from foreign NOL’s, can be utilized in the foreseeable future. The Company has also determined that a full valuation against the remaining net deferred tax assets is required and has recorded a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. Should a change in circumstances lead to a change in judgment about the ability to realize deferred tax assets in future years, the Company will adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income. The Company recognizes interest and/or penalties, if any, related to income tax matters in income tax expense.

Deferred income taxes for 2017 and 2016 were provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Tax effects of temporary differences and carry-forwards at December 31, 2017 and 2016 were as follows:

	December 31, 2017		December 31, 2016
	Deferred Tax		Deferred Tax
	Asset	Liability	Asset	Liability
	(in thousands)
Inventory reserve	$325	$—	$1,083	$—
Fixed assets	—	141	—	151
Other reserves and accruals	133	—	213	—
Stock-based compensation	18	—	384	—
Undistributed foreign earnings	—	—	—	144
Other	—	29	—	56
Tax credit carry-forwards	2,284	—	1,921	—
Federal tax loss carry-forwards	2,380	—	3,428	—
State tax loss carry-forwards	657	—	627	—
Foreign tax loss carry-forwards	173	—	214	—
Total deferred income taxes	5,970	$170	7,870	$351
Valuation allowance	(5,627)		(7,305)
Net deferred tax assets	$173		$214

The Company will recognize any interest and penalties related to unrecognized tax positions in income tax expense. At the date of adoption of ASC 740, the Company did not have a liability for unrecognized tax positions. In addition, the Company did not record any increases or decreases to its liability for unrecognized tax positions during the years ended December 31, 2017 or 2016. Accordingly, the Company has not accrued for any interest and penalties as of December 31, 2017 or 2016. The Company does not anticipate any change in its liability for unrecognized tax positions over the next fiscal year.

The Company files income tax returns in the U.S. federal, various state, Hong Kong and India jurisdictions. The statute of limitations for assessment by the Internal Revenue Service ("IRS") and state tax authorities is open for tax years ended December 31, 2014, 2015 and 2016, although carry-forward attributes that were generated prior to tax year 2014, including NOL carry-forwards and tax credits, may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. The Company is generally subject to examinations by foreign tax authorities from 2012 to the present.

G. CNB Loan

On December 31, 2016, MtronPTI renewed its Loan Agreement (the "CNB Loan Agreement") with City National Bank of Florida ("City National"). The CNB Loan Agreement provides for a revolving line of credit in the amount of $3.0 million (the "CNB Revolver"), which bears interest at a variable rate equal to 30-day LIBOR plus 200 basis points to be set on the first day of each month, and expires on September 30, 2018. The CNB Loan Agreement also provides that MtronPTI will pay City National a fee equal to 0.75% per year on the daily unused amount. The Company's obligations under the CNB Loan Agreement are secured only by cash collateral and do not require any other liens.

At December 31, 2017 and December 31, 2016, there was no balance outstanding under the CNB Revolver and no associated restricted cash.

H. Stockholders' Equity

Share Repurchase Program

On August 29, 2011, the Board authorized the Company to repurchase up to 100,000 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized and available for repurchase under the Company's existing share repurchase program to 540,000 shares, at such times, amounts and prices as the Company shall deem appropriate. As of December 31, 2017, the Company had repurchased a total of 81,584 shares of common stock at a cost of $580,000, which shares are currently held in treasury.

Rights Offering

Pursuant to a Registration Statement on Form S-1 (Registration No. 333-218901) under the Securities Act of 1933, as amended (the "Securities Act"), and declared effective by the SEC on September 5, 2017, the Company distributed, at no charge, to the holders of the Company’s common stock, as of September 5, 2017 three transferable subscription rights for each share of common stock then owned (the “Rights Offering”). Each subscription right entitled the holder to purchase one-fourth of a share of common stock at a subscription price of $5.50 per whole share of common stock.

The Rights Offering also included an over-subscription right, which entitled a stockholder who exercised all of their basic subscription rights in full the right to purchase additional shares of common stock that remain unsubscribed at the expiration of the Rights Offering, subject to availability, at the same $5.50 per whole share subscription price.

The Company raised total gross proceeds of approximately $11,036,000, and incurred issuance costs of $242,000, which were deducted from the gross proceeds. The Company offered an aggregate of up to 2,006,598 shares of its common stock to its existing shareholders and received subscriptions for a total of 2,897,171 shares of its common stock, including 686,439 shares issued pro rata to shareholders who properly exercised over-subscription rights.

The Company estimated the fair value of the subscription rights using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. There is no expected dividend rate. Historical Company information was the basis for expected volatility assumption. The risk-free interest rate is based on the U.S. Treasury zero-coupon rates with a remaining term comparable to the expected term of the subscription rights. The Company estimated the fair value of the subscription rights to be approximately $10,000 at the time of original issuance. The Company then revalued the subscription rights on October 5, 2017 and October 25, 2017 at each time the rights offering was extended, and concluded that the incremental estimated fair value was de minimis. Because retained earnings are in a deficit position for the year ending December 31, 2017, this has been recorded as a debit and credit to additional paid in capital with no net impact.

Warrants

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

(in thousands)	Level 1	Level 2	Level 3	Total December 31, 2017
Marketable Securities (equity securities)	$3,803	$—	$—	$3,803
U.S. Treasury securities (cash equivalents)	$11,866	$—	$—	$11,866

(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total December 31, 2016
Marketable Securities (equity securities)	$2,770	$—	$—	$2,770
U.S. Treasury securities (cash equivalents)	$1,002	$—	$—	$1,002

There were no transfers to or from level 2 to level 3 during the reporting period.  The Company also has assets that may be subject to measurement at fair value on a non-recurring basis, including goodwill and intangible assets, and other long-lived assets. There were no liabilities subject to fair value on a non-recurring or recurring basis as of December 31, 2017 or 2016.

The Company reviews goodwill annually and the carrying value of long-lived assets whenever events and circumstances indicate that the carrying amounts of the assets may not be recoverable. If it is determined that the assets are impaired, the carrying value would be reduced to estimated recoverable value.

During the fourth quarter of 2017, the Company determined that its note receivable included within “Other assets” in the financial statements was impaired, and wrote the balance down by $102,000 to its net recoverable value of $101,000.

J. Employee Benefit Plans

The Company offers a defined contribution plan for eligible employees, in which the Company makes discretionary contributions up to 50% of the first 6% of eligible compensation contributed by participants. The Company contributed approximately $116,000 and $107,000 in discretionary contributions during 2017 and 2016, respectively. Participants vest in employer contributions starting after their second year of service at 20% increments, vesting 100% in year six.

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

Rent Expense

Rent expense under operating leases was $285,000 and $249,000 for the years ended December 31, 2017 and 2016, respectively. The Company leases certain property and equipment, including warehousing, and sales and distribution equipment, under operating leases that extend from one to two years. Certain of these leases have renewal options.

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

	Years Ended December 31,
	2017	2016
	(in thousands)
Revenues from Operations
Electronic components	$21,516	$20,691
Electronic instruments	886	200
Total consolidated revenues	$22,402	$20,891
Operating Income (Loss) from Operations
Electronic components	$1,260	$1,011
Electronic instruments	56	(61)
Unallocated corporate expense	(1,040)	(1,111)
Consolidated total operating income (loss)	276	(161)
Interest expense, net	(11)	(22)
Other (expense) income, net	(46)	166
Total other (expense) income	(57)	144
Income (loss) Before Income Taxes	$219	$(17)
Capital Expenditures
Electronic components	$131	$162
Electronic instruments	—	—
General corporate	—	10
Total capital expenditures	$131	$172
Total Assets
Electronic components	$11,899	$9,015
Electronic instruments	811	531
General corporate	14,845	7,100
Consolidated total assets	$27,555	$16,646

M. Domestic and Foreign Revenues

For the years ended December 31, 2017 and 2016, domestic revenues were $16,090,000 and $14,893,000, respectively, and foreign revenues were $6,313,000 and $5,998,000, respectively. Significant foreign revenues from operations (10% or more of foreign sales) were as follows:

	Years Ended December 31,
	2017	2016
	(in thousands)
Malaysia	$3,038	$3,240
All other foreign countries	3,275	2,758
Total foreign revenues	$6,313	$5,998

The Company allocates its foreign revenue based on the customer's ship-to location.