Form 10-Q
period 2018-03-31
LGL GROUP INC
filed 2018-05-10
CIK 61004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2018
Common Stock, $0.01 par value per share	4,698,393

INDEX

THE LGL GROUP, INC.

Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2018

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except par value and share amounts)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$1,483	$13,250
Marketable securities	15,590	3,803
Accounts receivable, net of allowances of $36 and $35, respectively	3,652	3,393
Inventories, net	4,008	3,875
Prepaid expenses and other current assets	262	229
Total Current Assets	24,995	24,550
Property, plant and equipment:
Land	536	536
Buildings and improvements	3,973	3,973
Machinery and equipment	17,146	16,974
Gross property, plant and equipment	21,655	21,483
Less: accumulated depreciation	(19,408)	(19,304)
Net property, plant, and equipment	2,247	2,179
Intangible assets, net	532	552
Deferred income taxes, net	180	173
Other assets, net	2	101
Total Assets	$27,956	$27,555
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,499	$1,477
Accrued compensation and commissions	1,052	872
Other accrued expenses	255	278
Total Current Liabilities	2,806	2,627
Commitments and Contingencies (Note L)
Stockholders’ Equity
Common stock, $0.01 par value - 10,000,000 shares authorized; 4,779,977 shares issued and 4,698,393 shares outstanding at March 31, 2018, and 4,774,477 shares issued and 4,692,893 shares outstanding at December 31, 2017	47	47
Additional paid-in capital	40,064	40,035
Accumulated deficit	(14,381)	(14,609)
Treasury stock, 81,584 shares held in treasury at cost at March 31, 2018 and December 31, 2017	(580)	(580)
Accumulated other comprehensive income	—	35
Total Stockholders' Equity	25,150	24,928
Total Liabilities and Stockholders' Equity	$27,956	$27,555

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
REVENUES	$5,945	$5,624
Costs and expenses:
Manufacturing cost of sales	3,716	3,558
Engineering, selling and administrative	2,071	1,958
OPERATING INCOME	158	108
Other Income:
Interest income (expense), net	12	(6)
Other income, net	24	12
Total Other Income, Net	36	6
INCOME BEFORE INCOME TAXES	194	114
Income tax provision	(1)	(3)
NET INCOME	$193	$111
Basic per share information:
Weighted average shares outstanding	4,696,415	2,675,466
Net income	$0.04	$0.04
Diluted per share information:
Weighted average shares outstanding	4,806,196	2,688,484
Net income	$0.04	$0.04

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
NET INCOME	$193	$111
Other Comprehensive Income:
Unrealized gain on available-for-sale securities, net of taxes	—	21
TOTAL OTHER COMPREHENSIVE INCOME	—	21
COMPREHENSIVE INCOME	$193	$132

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(In thousands, except share amounts)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2017	4,692,893	$47	$40,035	$(14,609)	$(580)	$35	$24,928
Net income				193			193
Cumulative effect adjustment from adoption of ASU 2016-01				35		(35)	—
Exercise of stock options	5,500	—	22				22
Stock-based compensation			7				7
Balance at March 31, 2018	4,698,393	$47	$40,064	$(14,381)	$(580)	$—	$25,150

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES
Net income	$193	$111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	104	167
Amortization of finite-lived intangible assets	18	20
Recovery of note receivable	(4)	—
Stock-based compensation	7	7
Gain on marketable securities	(12)	—
Deferred income tax provision	(7)	(7)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(259)	318
Increase in inventories, net	(133)	(412)
Decrease (increase) in prepaid expenses and other assets	72	(95)
Increase in accounts payable, accrued compensation and commissions and other accrued liabilities	179	110
Net cash provided by operating activities	158	219
INVESTING ACTIVITIES
Purchase of marketable securities	(11,775)	(1,002)
Capital expenditures	(172)	(6)
Net cash used in investing activities	(11,947)	(1,008)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	22	—
Net cash provided by financing activities	22	—
Decrease in cash and cash equivalents	(11,767)	(789)
Cash and cash equivalents at beginning of period	13,250	2,778
Cash and cash equivalents at end of period	$1,483	$1,989
Supplemental Disclosure:
Cash paid for interest	$11	$—
Cash paid for income taxes	$9	$18

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

A.	Subsidiaries of the Registrant

The LGL Group, Inc. (the “Company”), incorporated in 1928 under the laws of the State of Indiana and reincorporated under the laws of the State of Delaware in 2007, is a holding company with subsidiaries engaged in the designing, manufacturing and marketing of highly-engineered, high reliability frequency and spectrum control products used to control the frequency or timing of signals in electronic circuits, and in the design of high performance Frequency and Time Reference Standards that form the basis for timing and synchronization in various applications.

As of March 31, 2018, the subsidiaries of the Company were as follows:

Owned By The LGL Group, Inc.
M-tron Industries, Inc.	100.0%
Piezo Technology, Inc.	100.0%
Piezo Technology India Private Ltd.	99.0%
M-tron Asia, LLC	100.0%
M-tron Industries, Ltd.	100.0%
GC Opportunities Ltd.	100.0%
M-tron Services, Ltd.	100.0%
Precise Time and Frequency, LLC	100.0%
Lynch Systems, Inc.	100.0%

The Company operates through its two principal subsidiaries, M-tron Industries, Inc. (“MtronPTI”), which includes the operations of Piezo Technology, Inc. (“PTI”) and M-tron Asia, LLC (“Mtron”), and Precise Time and Frequency, LLC (“PTF”). The Company operates in two identified segments. The first segment, the electronic components segment, is focused on the design and manufacture of highly-engineered, high reliability frequency and spectrum control products. These electronic components ensure reliability and security in aerospace and defense communications, low noise and base accuracy for laboratory instruments, and synchronous data transfers throughout the wireless and Internet infrastructure. The second segment, the electronic instruments segment, is focused on the design and manufacture of high performance Frequency and Time Reference Standards that form the basis for timing and synchronization in various applications. The Company has operations in Orlando, Florida, Yankton, South Dakota, Wakefield, Massachusetts and Noida, India and sales offices in Sacramento, California, Austin, Texas and Hong Kong.

B.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018.

This interim information should be read in conjunction with the audited consolidated financial statements and related notes thereto set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2018. The accompanying unaudited condensed consolidated financial statements should also be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, "Revenue from Contracts with Customers", also known as the "New Revenue Standard" (“ASU 2014-09”), on a modified retrospective basis, with no cumulative effect of adoption to any of the financial statement line items. The Company’s revised policy is as follows:

The Company recognizes revenue from the sale of its products in accordance with the criteria in Accounting Standards Codification (“ASC”) 606, Revenue From Contracts with Customers, which are:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The Company meets these conditions upon the Company’s satisfaction of the performance obligation, usually at the time of shipment to the customer, because title and control passes to the customer at that time. Our standard terms for customers are net due within 30 days, with a few exceptions, none regularly exceeding 60 days.

The Company provides disaggregated revenue details by segment in Note J – Segment Information, and geographic markets in Note K – Domestic and Foreign Revenues.

The Company offers a limited right of return and/or authorized price protection provisions in its agreements with certain electronic component distributors who resell the Company's products to original equipment manufacturers or electronic manufacturing services companies. As a result, the Company estimates and records a reserve for future returns and other charges against revenue at the time of shipment consistent with the terms of sale. The reserve is estimated based on historical experience with each respective distributor. These reserves and charges are immaterial as the Company does not have a history of significant price protection adjustments or returns.

The Company provides a standard assurance warranty that does not create a performance obligation.

The Company applies the practical expedient for shipping and handling as fulfillment costs.

C.	Inventories

Inventories are valued at the lower of cost or net realizable value using the FIFO (first-in, first-out) method. The Company reduces the value of its inventories to net realizable value when the net realizable value is believed to be less than the cost of the item. The inventory reserve for obsolescence as of March 31, 2018 and December 31, 2017 was $1,263,000 and $1,213,000, respectively.

Inventories are comprised of the following (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$1,668	$1,526
Work in process	1,585	1,337
Finished goods	755	1,012
Total Inventories, net	$4,008	$3,875

D.	Intangible Assets

Intangible assets are recorded at cost less accumulated amortization which is included in engineering, selling and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. Amortization is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range up to 10 years. The intangible assets consist of intellectual property and goodwill. The net carrying value of the amortizable intangible assets was $492,000 and $512,000 as of March 31, 2018 and December 31, 2017, respectively. Goodwill, which is not amortizable, was $40,000 as of both March 31, 2018 and December 31, 2017.

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

As of March 31, 2018 and December 31, 2017, there was no balance outstanding under the CNB Revolver and no associated restricted cash.

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

Compensation expense related to share-based compensation is recognized over the applicable vesting periods. As of March 31, 2018, there was approximately $38,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements that will be recognized over a weighted average period of 1.8 years.

G.	Earnings Per Share

The Company computes earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of stock options and other potentially dilutive financial instruments, only in the periods in which the effects are dilutive. The dilutive effect of share-based awards is reflected in earnings per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense required under the Compensation – Stock Compensation Topic of the ASC.

For the three months ended March 31, 2018 and 2017, there were options to purchase 9,541 shares and 105,135 shares, respectively, of the Company's common stock and warrants to purchase 519,241 shares of common stock that were excluded from the diluted earnings per share computation because the impact of the assumed exercise of such stock options would have been anti-dilutive during the respective periods.

The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Weighted average shares outstanding - basic	4,696,415	2,675,466
Effect of diluted securities	109,781	13,018
Weighted average shares outstanding - diluted	4,806,196	2,688,484

H.	Stockholders’ Equity

Share Repurchase Program

On August 29, 2011, the Company’s board of directors (“the Board”) authorized the Company to repurchase up to 100,000 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized and available for repurchase under the Company's existing share repurchase program to 540,000 shares, at such times, amounts and prices as the Company shall deem appropriate. As of March 31, 2018, the Company had repurchased a total of 81,584 shares of common stock at a cost of $580,000, which shares are currently held in treasury.

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

The warrants are “European style warrants” and will only become exercisable on the earlier of (i) their expiration date, August 6, 2018, and (ii) such date that the 30-day volume weighted average price per share, or VWAP, of the Company's common stock is greater than or equal to $15.00 (subject to adjustment). Once the warrants become exercisable, they may be exercised in accordance with the terms of the warrant agreement between the Company and the warrant agent until their expiration at 5:00 p.m., Eastern Time, on the expiration date.

The warrants are quoted on the over-the-counter market under the symbol “LGLPW”.

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

	Level 1	Level 2	Level 3	Total at March 31, 2018
Equity Mutual Fund (Marketable securities)	$3,797	$—	$—	$3,797
U.S. Treasury Mutual Fund (Marketable securities)	$—	$11,793	$—	$11,793
	$3,797	$11,793	$—	$15,590

	Level 1	Level 2	Level 3	Total at December 31, 2017
Equity Mutual Fund (Marketable securities)	$3,803	$—	$—	$3,803
U.S. Treasury securities (Cash and cash equivalents)	$11,866	$—	$—	$11,866
	$15,669	$—	$—	$15,669

There were no transfers from level 2 to level 3 during the periods presented. There were no level 3 assets as of March 31, 2018 or December 31, 2017. The Company also has assets that may be subject to measurement at fair value on a non-recurring basis, including goodwill and intangible assets, and other long-lived assets. There were no liabilities subject to fair value on a non-recurring or recurring basis as of March 31, 2018 or December 31, 2017.

The Company reviews goodwill and the carrying value of long-lived assets at least annually or whenever events and circumstances indicate that the carrying amounts of the assets may not be recoverable. If it is determined that the assets are impaired, the carrying value would be reduced to estimated fair value.

J.	Segment Information

The Company has two reportable business segments from operations: electronic components, which includes all products manufactured and sold by MtronPTI, and electronic instruments, which includes all products manufactured and sold by PTF. The Company's foreign operations in Hong Kong and India are subsidiaries of MtronPTI. The following table sets forth activity broken down by reportable business segment (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenues from Operations
Electronic components	$5,731	$5,392
Electronic instruments	214	232
Total consolidated revenues	$5,945	$5,624
Operating Income from Operations
Electronic components	$550	$326
Electronic instruments	2	36
Unallocated corporate expense	(394)	(254)
Consolidated operating income	158	108
Interest income (expense), net	12	(6)
Other income, net	24	12
Total other income	36	6
Income Before Income Taxes	$194	$114

Operating income is equal to revenues less cost of sales and operating expenses, excluding investment income, interest expense, and income taxes.

K.	Domestic and Foreign Revenues

For the three months ended March 31, 2018 and 2017, domestic revenues were $4,511,000 and $3,982,000, respectively, and foreign revenues were $1,434,000 and $1,642,000, respectively. Significant foreign revenues from operations (10% or more of foreign sales) were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Malaysia	$695	$823
All other foreign countries	739	819
Total foreign revenues	$1,434	$1,642
Total domestic revenue	$4,511	$3,982

The Company allocates its foreign revenue based on the customer's ship-to location.

L.	Commitments and Contingencies

In the ordinary course of business, the Company and its subsidiaries may become defendants in certain product liability, patent infringement, worker claims and other litigation. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable.

M.	Related Party Transactions

Certain balances held and invested in various mutual funds are managed by a related entity (the "Fund Manager"), which is related through a common director who is also a 10% stockholder and currently serves as an executive officer of the Fund Manager. The brokerage and fund transactions in 2018 and 2017 were directed solely at the discretion of the Company’s management.

As of March 31, 2018, the balance with the Fund Manager totaled $15,581,000 which is classified as marketable securities on the accompanying consolidated balance sheet. Amounts invested generated $32,000 of investment income during 2018 that is included within other income, net on the accompanying consolidated statement of operations.

As of December 31, 2017, the balance with the Fund Manager totaled $14,842,000, including $11,050,000 which is classified as cash and cash equivalents on the accompanying consolidated balance sheet, and $3,792,000 which is classified as marketable securities on the accompanying consolidated balance sheet.

N.Recently Issued Accounting Pronouncements

In March 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” to provide guidance for companies that may not have completed their accounting for the income tax effects of the Tax Cut and Jobs Act (“Tax Act”) in the period of enactment, which is the period that includes December 22, 2017. ASU 2018-05 provides for a provisional one year measurement period for entities to finalize their accounting for certain income tax effects related to the Tax Act. ASU 2018-05 requires disclosure of the reasons for incomplete accounting, additional information or analysis needed, among other relevant information. The Company expects to finalize its provisional amounts by the fourth quarter of fiscal 2018.

In February 2016, the FASB issued ASU 2016–02, “Leases (Topic 842)”. The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. The Company does not expect this standard to have a material impact on its consolidated financial statements because there are no material operating leases.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825)”. ASU 2016-01 revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. ASU No. 2016-01 requires the change in fair value of many equity investments to be recognized in net income. ASU 2016-01 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this guidance effective January 1, 2018 and made a cumulative effect adjustment to the Company's retained earnings of $35,000.

In May 2014, the FASB issued ASU 2014-09. This update is the result of a collaborative effort by the FASB and the International Accounting Standards Board to simplify revenue recognition guidance, remove inconsistencies in the application of revenue recognition, and to improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to receive for those goods or services. ASU 2014-09 became effective for us on January 1, 2018 and was applied on a modified retrospective basis, with no cumulative effect of adoption to any of the financial statement line items.

No other new accounting pronouncements issued or effective during the three months ended March 31, 2018 have had or are expected to have a material impact on the Company's consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with the audited consolidated financial statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The terms “we,” “us,” “our,” and the “Company” refer to The LGL Group, Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated financial statements and the notes thereto.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q of the Company and the Company's other communications and statements, other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about the Company's beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company's control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan," "target," "goal," and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. Therefore, such statements are not intended to be a guarantee of the Company's performance in future periods. The Company's actual future results may differ materially from those set forth in the Company's forward-looking statements. For information concerning these factors and related matters, see "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 22, 2018, this Quarterly Report on Form 10-Q and our other filings with the SEC. However, other factors besides those referenced could adversely affect the Company's results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Quarterly Report on Form 10-Q. The Company does not undertake to update any forward-looking statement, except as required by law. As a result, you should not place undue reliance on these forward-looking statements.

Results of Operations

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Consolidated Revenues, Gross Margin and Backlog

Total revenues for the three months ended March 31, 2018 were $5,945,000, an increase of $321,000, or 5.7%, from revenues of $5,624,000 for the three months ended March 31, 2017. Revenue growth was due primarily to increased filter sales of $372,000 along with increased sales of $217,000 from our time and frequency products, offset by reduced sales of purchased products of $(268,000).

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues increased to 37.5% for the three months ended March 31, 2018, from 36.7% for the three months ended March 31, 2017. The increase reflects our strategy to move away from the low margin commodities business and focus on achieving revenue growth through the development of more complex, higher margin products, particularly in the aerospace and defense product markets.

As of March 31, 2018, our order backlog was $13,294,000, which is an increase of 22.2% compared to the backlog of $10,877,000 as of March 31, 2017. The increase was due primarily to orders being received sooner than planned, and indicate a strong base for our revenues over the next few quarters. The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent, which we have determined are firm orders likely to be fulfilled in the next 12 months.

Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any. We expect to fill our entire order backlog within the next twelve months, but cannot provide assurances as to what portion of the order backlog will be fulfilled in a given year.

Operating Income

Operating income of $158,000 for the three months ended March 31, 2018 was an improvement of $50,000 from operating income of $108,000 for the three months ended March 31, 2017. This was primarily due to the increase in revenues and gross margin noted above.

Other Income, Net

For the three months ended March 31, 2018, other income, net was $24,000 compared to $12,000 for the three months ended March 31, 2017. The current period other income, net consists of a $16,000 gain from marketable securities and $4,000 from a recovery on a previously written down note receivable, along with foreign currency transaction gains on settled transactions of $4,000. The prior period other income, net consists primarily of $12,000 in foreign currency transaction gains on settled transactions.

Income Tax Provision

We recorded a tax provision of $1,000 and $3,000 for the three months ended March 31, 2018 and 2017, respectively.

Based on our assessment of the uncertainty surrounding the realization of the favorable tax attributes in future tax returns in accordance with the provisions of ASC 740, Income Taxes, we have determined that it is more likely than not that certain deferred tax assets generated from foreign net operating losses (“NOLs”) can be utilized in the foreseeable future and a valuation allowance for these assets is not required. We also determined that a full valuation against the remaining U.S net deferred tax assets is required and have recorded a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. Should a change in circumstances lead to a change in judgment about the ability to realize deferred tax assets in future years, we will adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.

Net Income

Net income for the three months ended March 31, 2018, was $193,000 compared to $111,000 for the three months ended March 31, 2017. Basic and diluted net income per share for both the three months ended March 31, 2018 and 2017 was $0.04.

Stock-Based Compensation

For both the three months ended March 31, 2018 and 2017, stock-based compensation expense was $7,000. Compensation expense related to stock-based compensation is recognized over the applicable vesting periods. As of March 31, 2018, there was approximately $38,000 of total unrecognized compensation expense related to unvested stock-based compensation arrangements.

Liquidity and Capital Resources

As of March 31, 2018 and December 31, 2017, cash and cash equivalents were $1,483,000 and $13,250,000, respectively. In the first quarter of 2018, we invested $11,775,000 in a U.S. Treasury mutual fund, which is classified as marketable securities on our consolidated balance sheets.

Cash provided by operating activities was $158,000 and $219,000 for the three months ended March 31, 2018 and 2017, respectively. The $61,000 decrease was due primarily to a year-over-year decrease in non-cash adjustments for depreciation and amortization of $65,000, gain on marketable securities of $12,000, and a year-over year change in working capital accounts of $(62,000) offset by an improvement in net income of $82,000.

Cash used in investing activities for the three months ended March 31, 2018 and 2017 was $(11,947,000) and $(1,008,000), respectively. The use of cash was primarily due to the purchase of $11,775,000 in marketable securities in the first quarter, and $172,000 in capital expenditures.

For the three months ended March 31, 2018, cash provided by financing activities represented $22,000 received by the Company for the exercise of stock options.  For the three months ended March 31, 2017, there were no financing activities.

As of March 31, 2018, our consolidated working capital was $22,189,000 compared to $21,923,000 as of December 31, 2017. As of March 31, 2018, we had current assets of $24,995,000, current liabilities of $2,806,000 and a ratio of current assets to current liabilities of 8.91 to 1.00. As of December 31, 2017, we had current assets of $24,550,000, current liabilities of $2,627,000 and a ratio of current assets to current liabilities of 9.35 to 1.00. Management continues to focus on efficiently managing working capital requirements to match operating activity levels, and will seek to deploy the Company’s working capital where it will generate the greatest returns.

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

With the exception of revenue recognition, there have been no significant changes to our critical accounting policies from those described in Note A – Accounting and Reporting Policies to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Effective January 1, 2018, the Company adopted ASU 2014-09, on a modified retrospective basis, with no cumulative effect of adoption to any of the financial statement line items. The Company has updated its revenue recognition policy and disclosure to conform to the new guidance.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2018 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2018, were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2018, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On August 29, 2011, the Board authorized the Company to repurchase up to 100,000 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized and available for repurchase under the Company's existing share repurchase program to 540,000 shares, at such times, amounts and prices as the Company shall deem appropriate. There is no expiration date for this program. As of March 31, 2018, the Company has repurchased a total of 81,584 shares of common stock under this program at a cost of $580,000, which shares are currently held in treasury; however, no shares were repurchased by the Company during the three months ended March 31, 2018.

Item 6.	Exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K):

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

THE LGL GROUP, INC.
Date: May 10, 2018	By:	/s/ Michael J. Ferrantino, Sr.
Michael J. Ferrantino, Sr.
President and Chief Executive Officer (Principal Executive Officer)
Date: May 10, 2018	By:	/s/ James W. Tivy
James W. Tivy
Chief Financial Officer (Principal Financial and Accounting Officer)