Form 10-Q
period 2018-06-30
LGL GROUP INC
filed 2018-08-09
CIK 61004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2018
Common Stock, $0.01 par value per share	4,821,986

THE LGL GROUP, INC.

Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2018

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except par value and share amounts)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$1,565	$13,250
Marketable securities	15,664	3,803
Accounts receivable, net of allowances of $38 and $35, respectively	3,880	3,393
Inventories, net	4,302	3,875
Prepaid expenses and other current assets	168	229
Total Current Assets	25,579	24,550
Property, plant and equipment:
Land	536	536
Buildings and improvements	3,973	3,973
Machinery and equipment	17,176	16,974
Gross property, plant and equipment	21,685	21,483
Less: accumulated depreciation	(19,515)	(19,304)
Net property, plant, and equipment	2,170	2,179
Intangible assets, net	515	552
Deferred income taxes, net	155	173
Other assets, net	—	101
Total Assets	$28,419	$27,555
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,339	$1,477
Accrued compensation and commissions	1,180	872
Other accrued expenses	300	278
Total Current Liabilities	2,819	2,627
Commitments and Contingencies (Note L)
Stockholders’ Equity
Common stock, $0.01 par value - 10,000,000 shares authorized; 4,779,977 shares issued and 4,698,393 shares outstanding at June 30, 2018, and 4,774,477 shares issued and 4,692,893 shares outstanding at December 31, 2017	47	47
Additional paid-in capital	40,042	40,035
Accumulated deficit	(13,909)	(14,609)
Treasury stock, 81,584 shares held in treasury at cost at June 30, 2018 and December 31, 2017	(580)	(580)
Accumulated other comprehensive income	—	35
Total Stockholders' Equity	25,600	24,928
Total Liabilities and Stockholders' Equity	$28,419	$27,555

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES	$6,157	$5,859	$12,102	$11,483
Costs and expenses:
Manufacturing cost of sales	3,594	3,992	7,310	7,550
Engineering, selling and administrative	2,074	1,823	4,145	3,781
OPERATING INCOME	489	44	647	152
Other Income:
Interest (expense) income, net	(6)	(5)	6	(11)
Other income, net	67	6	91	18
Total Other Income, Net	61	1	97	7
INCOME BEFORE INCOME TAXES	550	45	744	159
Income tax provision	(78)	(25)	(79)	(28)
NET INCOME	$472	$20	$665	$131
Basic per share information:
Weighted average shares outstanding	4,698,393	2,675,466	4,697,415	2,675,466
Net income	$0.10	$0.01	$0.14	$0.05
Diluted per share information:
Weighted average shares outstanding	4,804,165	2,687,775	4,804,621	2,688,128
Net income	$0.10	$0.01	$0.14	$0.05

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
NET INCOME	$472	$20	$665	$131
Other Comprehensive Income:
Unrealized gain on available-for-sale securities, net of taxes	—	21	—	42
TOTAL OTHER COMPREHENSIVE INCOME	—	21	—	42
COMPREHENSIVE INCOME	$472	$41	$665	$173

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(In thousands, except share amounts)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2017	4,692,893	$47	$40,035	$(14,609)	$(580)	$35	$24,928
Net income				665			665
Cumulative effect adjustment from adoption of ASU 2016-01				35		(35)	—
Exercise of stock options	5,500	—	22				22
Stock-based compensation			13				13
Issuance costs for rights offering			(28)				(28)
Balance at June 30, 2018	4,698,393	$47	$40,042	$(13,909)	$(580)	$—	$25,600

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$665	$131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	211	325
Amortization of finite-lived intangible assets	38	38
Recovery of other assets	(4)	—
Stock-based compensation	13	15
Gain on marketable securities	(86)	—
Deferred income tax provision	18	18
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(487)	439
Increase in inventories, net	(427)	(444)
Decrease (increase) in prepaid expenses and other assets	137	(23)
Increase (decrease) in accounts payable, accrued compensation and commissions and other accrued liabilities	192	(89)
Net cash provided by operating activities	270	410
INVESTING ACTIVITIES
Purchase of marketable securities	(11,775)	(1,002)
Capital expenditures	(202)	(28)
Net cash used in investing activities	(11,977)	(1,030)
FINANCING ACTIVITIES
Proceeds from stock option exercise	22	—
Net cash provided by financing activities	22	—
Decrease in cash and cash equivalents	(11,685)	(620)
Cash and cash equivalents at beginning of period	13,250	2,778
Cash and cash equivalents at end of period	$1,565	$2,158
Supplemental Disclosure:
Cash paid for interest	$17	$17
Cash paid for income taxes	$34	$20

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

A.	Subsidiaries of the Registrant

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

As of June 30, 2018, the subsidiaries of the Company were as follows:

Owned By The LGL Group, Inc.
M-tron Industries, Inc.	100.0%
Piezo Technology, Inc.	100.0%
Piezo Technology India Private Ltd.	99.9%
M-tron Asia, LLC	100.0%
M-tron Industries, Ltd.	100.0%
GC Opportunities Ltd.	100.0%
M-tron Services, Ltd.	100.0%
Precise Time and Frequency, LLC	100.0%
Lynch Systems, Inc.	100.0%

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, "Revenue from Contracts with Customers," also known as the "New Revenue Standard" (“ASU 2014-09”), on a modified retrospective basis, with no cumulative effect of adoption to any of the financial statement line items. The Company’s revised policy is as follows:

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

The Company meets these conditions upon the Company’s satisfaction of the performance obligation, usually at the time of shipment to the customer, because control passes to the customer at that time. Our standard terms for customers are net due within 30 days, with a few exceptions, none regularly exceeding 60 days.

The Company provides disaggregated revenue details by segment in Note K – Segment Information, and geographic markets in Note L – Domestic and Foreign Revenues.

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

Recent Accounting Pronouncements

In March 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118,” to provide guidance for companies that may not have completed their accounting for the income tax effects of the Tax Cut and Jobs Act (“Tax Act”) in the period of enactment, which is the period that includes December 22, 2017. ASU 2018-05 provides for a provisional one year measurement period for entities to finalize their accounting for certain income tax effects related to the Tax Act. ASU 2018-05 requires disclosure of the reasons for incomplete accounting, additional information or analysis needed, among other relevant information. The Company expects to finalize its provisional amounts by the fourth quarter of fiscal 2018.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. The Company does not expect this standard to have a material impact on its consolidated financial statements because there are no material operating leases.

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

C.	Related Party Transactions

Certain balances held and invested in various mutual funds are managed by a related entity (the "Fund Manager"), which is related through a common director who is also a 10% stockholder and currently serves as an executive officer of the Fund Manager. The brokerage and fund transactions in 2018 and 2017 were directed solely at the discretion of the Company’s management.

As of June 30, 2018, the balance with the Fund Manager totaled $15,656,000 which is classified within marketable securities on the accompanying consolidated balance sheet. Amounts invested generated $106,000 of investment income during 2018 that is included within other income, net on the accompanying unaudited consolidated statement of operations.

As of December 31, 2017, the balance with the Fund Manager totaled $14,842,000, including $11,050,000 which is classified within cash and cash equivalents on the accompanying unaudited consolidated balance sheet, and $3,792,000 which is classified as marketable securities on the accompanying unaudited consolidated balance sheet.

D.	Fair Value Measurements

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

	Level 1	Level 2	Level 3	Total at June 30, 2018
Equity Mutual Fund (Marketable securities)	$3,822	$—	$—	$3,822
U.S. Treasury Mutual Fund (Marketable securities)	—	11,842	—	11,842
	$3,822	$11,842	$—	$15,664

	Level 1	Level 2	Level 3	Total at December 31, 2017
Equity Mutual Fund (Marketable securities)	$3,803	$—	$—	$3,803
U.S. Treasury securities (Cash and cash equivalents)	11,866	—	—	11,866
	$15,669	$—	$—	$15,669

There were no transfers from level 2 to level 3 during the periods presented. There were no level 3 assets as of June 30, 2018 or December 31, 2017. The Company also has assets that may be subject to measurement at fair value on a non-recurring basis, including goodwill and intangible assets, and other long-lived assets. There were no liabilities subject to fair value on a non-recurring or recurring basis as of June 30, 2018 or December 31, 2017.

The Company reviews goodwill and the carrying value of long-lived assets at least annually or whenever events and circumstances indicate that the carrying amounts of the assets may not be recoverable. If it is determined that the assets are impaired, the carrying value would be reduced to estimated fair value.

E.Inventories

Inventories are valued at the lower of cost or net realizable value using the FIFO (first-in, first-out) method. The Company reduces the value of its inventories to net realizable value when the net realizable value is believed to be less than the cost of the item. The inventory reserve for obsolescence as of June 30, 2018 and December 31, 2017 was $1,305,021 and $1,213,000, respectively.

Inventories are comprised of the following (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$1,830	$1,526
Work in process	1,571	1,337
Finished goods	901	1,012
Total Inventories, net	$4,302	$3,875

F.	Intangible Assets

Intangible assets are recorded at cost less accumulated amortization which is included in engineering, selling and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. Amortization is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range up to 10 years. The intangible assets consist of intellectual property and goodwill. The net carrying value of the amortizable intangible assets was $475,000 and $512,000 as of June 30, 2018 and December 31, 2017, respectively. Goodwill, which is not amortizable, was $40,000 as of both June 30, 2018 and December 31, 2017.

G.	CNB Loan

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

As of June 30, 2018 and December 31, 2017, there was no balance outstanding under the CNB Revolver and no associated restricted cash.

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

Compensation expense related to share-based compensation is recognized over the applicable vesting periods. As of June 30, 2018, there was approximately $32,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements that will be recognized over a weighted average period of 1.5 years.

I.	Earnings Per Share

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

For the three and six months ended June 30, 2018 and 2017, there were options to purchase 18,983 shares and 105,135 shares, respectively, of the Company's common stock and warrants to purchase 519,241 shares of common stock that were excluded from the diluted earnings per share computation because the impact of the assumed exercise of such stock options or warrants would have been anti-dilutive during the respective periods.

The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average shares outstanding - basic	4,698,393	2,675,466	4,697,415	2,675,466
Effect of diluted securities	105,772	12,309	107,206	12,662
Weighted average shares outstanding - diluted	4,804,165	2,687,775	4,804,621	2,688,128

J.	Stockholders’ Equity

Share Repurchase Program

On August 29, 2011, the Company’s board of directors (“the Board”) authorized the Company to repurchase up to 100,000 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized and available for repurchase under the Company's existing share repurchase program to 540,000 shares, at such times, amounts and prices as the Company shall deem appropriate. As of June 30, 2018, the Company had repurchased a total of 81,584 shares of common stock at a cost of $580,000, which shares are currently held in treasury.

Warrants

On August 6, 2013, the Company distributed warrants to purchase shares of the Company's common stock as a dividend to holders of the Company's common stock as of July 29, 2013, the record date for the dividend. Stockholders received five warrants for each share of the Company's common stock owned on the record date. When exercisable, 25 warrants entitled the holder to purchase one share of the Company's common stock at an exercise price of $7.50 per share (subject to adjustment). On August 6, 2018, on the expiration date, the Company raised total gross proceeds of approximately $926,948 and issued 123,593 shares as a result of exercises of its warrants.

K.	Segment Information

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues from Operations
Electronic components	$5,834	$5,626	$11,565	$11,018
Electronic instruments	323	233	537	465
Total consolidated revenues	$6,157	$5,859	$12,102	$11,483
Operating Income
Electronic components	$621	$481	$1,171	$807
Electronic instruments	40	11	42	47
Unallocated corporate expense	(172)	(448)	(566)	(702)
Total operating income	489	44	647	152
Interest income (expense), net	(6)	(5)	6	(11)
Other income, net	67	6	91	18
Total other income	61	1	97	7
Income Before Income Taxes	$550	$45	$744	$159

Operating income is equal to revenues less cost of sales and operating expenses, excluding investment income, interest expense, and income taxes.

L.	Domestic and Foreign Revenues

Significant foreign revenues from operations (10% or more of foreign sales) were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Malaysia	$772	$765	$1,467	$1,588
India	9	334	138	410
All other foreign countries	766	876	1,376	1,619
Total foreign revenues	$1,547	$1,975	$2,981	$3,617
Total domestic revenue	$4,610	$3,884	$9,121	$7,866

The Company allocates its foreign revenue based on the customer's ship-to location.

M.	Commitments and Contingencies

In the ordinary course of business, the Company and its subsidiaries may become defendants in certain product liability, patent infringement, worker claims and other litigation. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable.

N.Subsequent Events

Warrants

On August 6, 2013, the Company distributed 12,981,025 warrants to purchase shares of the Company's common stock as a dividend to holders of the Company's common stock on July 29, 2013, the record date for the dividend. Stockholders received five warrants for each share of the Company's common stock owned on the record date. When exercisable, 25 warrants entitled the holder to purchase one share of the Company's common stock at an exercise price of $7.50 per share (subject to adjustment). On August 6, 2018, on the expiration date, the Company raised total gross proceeds of approximately $926,948 and issued 123,593 shares as a result of exercises of its warrants.

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

Results of Operations

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Consolidated Revenues, Gross Margin and Backlog

Total revenues for the three months ended June 30, 2018 were $6,157,000, an increase of $298,000, or 5.1%, from revenues of $5,859,000 for the three months ended June 30, 2017. Revenue growth was due primarily to increased filter sales of $570,000 along with increased sales of $379,000 from our time and frequency products, offset by reduced sales of purchased products of $(668,000).

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues increased to 41.6% for the three months ended June 30, 2018, from 31.9% for the three months ended June 30, 2017. The increase reflects our strategy to move away from the low margin commodities business, including purchased products, and focus on achieving revenue growth through the development of more complex, higher margin products, particularly in the aerospace and defense product markets.

As of June 30, 2018, our order backlog was $14,478,000, which is an increase of 33.1% compared to the backlog of $10,877,000 as of June 30, 2017. The increase was due primarily to orders being received sooner than planned, and indicate a strong base for our revenues over the next few quarters. The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent, which we have determined are firm orders likely to be fulfilled in the next 12 months.

Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any. We expect to fill our entire order backlog within the next twelve months, but cannot provide assurances as to what portion of the order backlog will be fulfilled in a given year.

Stock-Based Compensation

For the three months ended June 30, 2018 and 2017, stock-based compensation expense was $6,000 and $7,000, respectively. Compensation expense related to stock-based compensation is recognized over the applicable vesting periods. As of June 30, 2018, there was approximately $32,000 of total unrecognized compensation expense related to unvested stock-based compensation arrangements.

Operating Income

Operating income of $489,000 for the three months ended June 30, 2018 was an improvement of $445,000 from operating income of $44,000 for the three months ended June 30, 2017. This was primarily due to the increase in revenues and improvement in gross margin from the changes in product mix noted above.

Other Income, Net

For the three months ended June 30, 2018, other income, net was $67,000 compared to $6,000 for the three months ended June 30, 2017. The current period other income, net includes a $73,000 gain from investments held both in cash and marketable securities as a result of the Company’s adoption of ASU 2016-01, with any related prior period amounts having been included within other comprehensive income. The prior period other income, net consists of ($5,000) of interest expense offset by $6,000 of foreign currency transaction gains on settled transactions.

Income Tax Provision

We recorded a tax provision of $78,000 and $25,000 for the three months ended June 30, 2018 and 2017, respectively. The increase resulted primarily from increased income in our foreign subsidiaries.

Based on our assessment of the uncertainty surrounding the realization of the favorable tax attributes in future tax returns in accordance with the provisions of ASC 740, Income Taxes, we have determined that it is more likely than not that certain deferred tax assets generated from foreign net operating losses (“NOLs”) can be utilized in the foreseeable future and a valuation allowance for these assets is not required. We also determined that a full valuation against the remaining U.S. net deferred tax assets is required and have recorded a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. Should a change in circumstances lead to a change in judgment about the ability to realize deferred tax assets in future years, we will adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.

Net Income

Net income for the three months ended June 30, 2018 was $472,000 compared to $20,000 for the three months ended June 30, 2017. Basic and diluted net income per share for the three months ended June 30, 2018 and 2017 was $0.10 and $0.01, respectively.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

Consolidated Revenues, Gross Margin and Backlog

Total revenues for the six months ended June 30, 2018 were $12,102,000, an increase of $619,000, or 5.4%, from revenues of $11,483,000 for the six months ended June 30, 2017. Revenue growth was due primarily to increased filter sales of $942,000 along with increased sales of $596,000 from our time and frequency products, offset by reduced sales of purchased products of $(935,000).

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues increased to 39.6% for the six months ended June 30, 2018, from 34.3% for the six months ended June 30, 2017. The increase reflects our strategy to move away from the low margin commodities business, including purchased products, and focus on achieving revenue growth through the development of more complex, higher margin products, particularly in the aerospace and defense product markets.

As of June 30, 2018, our order backlog was $14,478,000, which is an increase of 33.1% compared to the backlog of $10,877,000 as of June 30, 2017. The increase was due primarily to orders being received sooner than planned, and indicate a strong base for our revenues over the next few quarters. The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent, which we have determined are firm orders likely to be fulfilled in the next 12 months.

Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any. We expect to fill our entire order backlog within the next twelve months, but cannot provide assurances as to what portion of the order backlog will be fulfilled in a given year.

Stock-Based Compensation

For the six months ended June 30, 2018 and 2017, stock-based compensation expense was $13,000 and $15,000, respectively. Compensation expense related to stock-based compensation is recognized over the applicable vesting periods. As of June 30, 2018, there was approximately $32,000 of total unrecognized compensation expense related to unvested stock-based compensation arrangements.

Operating Income

Operating income of $647,000 for the six months ended June 30, 2018 was an improvement of $495,000 from operating income of $152,000 for the six months ended June 30, 2017. This was primarily due to the increase in revenues and improvement in gross margin from the changes in product mix noted above.

Other Income, Net

For the six months ended June 30, 2018, other income, net was $91,000 compared to $18,000 for the six months ended June 30, 2017. The year to date other income, net includes a $104,000 gain from investments held both in cash and marketable securities as a result of the Company’s adoption of ASU 2016-01, with any related prior period amounts having been included within other comprehensive income. The prior period other income, net consists of $18,000 of foreign currency transaction gains on settled transactions offset by ($11,000) of interest expense.

Income Tax Provision

We recorded a tax provision of $79,000 and $28,000 for the six months ended June 30, 2018 and 2017, respectively. The increase resulted primarily from increased income in our foreign subsidiaries.

Based on our assessment of the uncertainty surrounding the realization of the favorable tax attributes in future tax returns in accordance with the provisions of ASC 740, Income Taxes, we have determined that it is more likely than not that certain deferred tax assets generated from foreign NOLs can be utilized in the foreseeable future and a valuation allowance for these assets is not required. We also determined that a full valuation against the remaining U.S. net deferred tax assets is required and have recorded a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. Should a change in circumstances lead to a change in judgment about the ability to realize deferred tax assets in future years, we will adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.

Net Income

Net income for the six months ended June 30, 2018 was $665,000 compared to $131,000 for the six months ended June 30, 2017. Basic and diluted net income per share for the six months ended June 30, 2018 and 2017 was $0.14 and $0.05, respectively.

Liquidity and Capital Resources

As of June 30, 2018 and December 31, 2017, cash and cash equivalents were $1,565,000 and $13,250,000, respectively. In the first quarter of 2018, we invested $11,775,000 in a U.S. Treasury mutual fund, which is classified as marketable securities on our consolidated balance sheets.

Cash provided by operating activities was $270,000 and $410,000 for the six months ended June 30, 2018 and 2017, respectively. The $140,000 decrease was due primarily to a year-over-year decrease in non-cash adjustments for depreciation and amortization of $114,000, gain on marketable securities of $86,000, and a year-over year change in working capital accounts of $(468,000) offset by an improvement in net income of $534,000.

Cash used in investing activities for the six months ended June 30, 2018 and 2017 was $(11,977) and $(1,030,000), respectively. The use of cash was primarily due to the purchase of $11,775,000 in marketable securities in the first quarter, and $202,000 in capital expenditures.

For the six months ended June 30, 2018, cash provided by financing activities represented $22,000 received by the Company for the exercise of stock options.  For the six months ended June 30, 2017, there were no financing activities.

As of June 30, 2018, our consolidated working capital was $22,760,000 compared to $21,923,000 as of December 31, 2017. As of June 30, 2018, we had current assets of $25,579,000, current liabilities of $2,819,000 and a ratio of current assets to current liabilities of 9.07 to 1.00. As of December 31, 2017, we had current assets of $24,550,000, current liabilities of $2,627,000 and a ratio of current assets to current liabilities of 9.35 to 1.00. Management continues to focus on efficiently managing working capital requirements to match operating activity levels, and will seek to deploy the Company’s working capital where it will generate the greatest returns.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2018 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2018, were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the six months ended June 30, 2018, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On August 29, 2011, the Board authorized the Company to repurchase up to 100,000 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized and available for repurchase under the Company's existing share repurchase program to 540,000 shares, at such times, amounts and prices as the Company shall deem appropriate. There is no expiration date for this program. As of June 30, 2018, the Company has repurchased a total of 81,584 shares of common stock under this program at a cost of $580,000, which shares are currently held in treasury; however, no shares were repurchased by the Company during the six months ended June 30, 2018.

Item 6.	Exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K):

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

THE LGL GROUP, INC.
Date: August 9, 2018	By:	/s/ Michael J. Ferrantino, Sr.
Michael J. Ferrantino, Sr.
President and Chief Executive Officer (Principal Executive Officer)
Date: August 9, 2018	By:	/s/ James W. Tivy
James W. Tivy
Chief Financial Officer (Principal Financial and Accounting Officer)