Form 10-Q
period 2018-09-30
LGL GROUP INC
filed 2018-11-08
CIK 61004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2018
Common Stock, $0.01 par value per share	4,824,662

THE LGL GROUP, INC.

Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2018

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except par value and share amounts)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$2,386	$13,250
Marketable securities	16,261	3,803
Accounts receivable, net of allowances of $38 and $35, respectively	4,105	3,393
Inventories, net	4,417	3,875
Prepaid expenses and other current assets	285	229
Total Current Assets	27,454	24,550
Property, plant and equipment:
Land	536	536
Buildings and improvements	3,973	3,973
Machinery and equipment	16,977	16,974
Gross property, plant and equipment	21,486	21,483
Less: accumulated depreciation	(19,390)	(19,304)
Net property, plant, and equipment	2,096	2,179
Intangible assets, net	496	552
Deferred income taxes, net	145	173
Other assets, net	—	101
Total Assets	$30,191	$27,555
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,369	$1,477
Accrued compensation and commissions	1,441	872
Other accrued expenses	365	278
Total Current Liabilities	3,175	2,627
Commitments and Contingencies (Note M)
Stockholders’ Equity
Common stock, $0.01 par value - 10,000,000 shares authorized; 4,906,246 shares issued and 4,824,662 shares outstanding at September 30, 2018, and 4,774,477 shares issued and 4,692,893 shares outstanding at December 31, 2017	49	47
Additional paid-in capital	40,978	40,035
Accumulated deficit	(13,431)	(14,609)
Treasury stock, 81,584 shares held in treasury at cost at September 30, 2018 and December 31, 2017	(580)	(580)
Accumulated other comprehensive income	—	35
Total Stockholders' Equity	27,016	24,928
Total Liabilities and Stockholders' Equity	$30,191	$27,555

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES	$6,338	$5,262	$18,440	$16,745
Costs and expenses:
Manufacturing cost of sales	3,833	3,513	11,143	11,063
Engineering, selling and administrative	2,028	1,748	6,173	5,529
OPERATING INCOME	477	1	1,124	153
Other Income:
Interest (expense) income, net	(5)	(6)	1	(17)
Other income, net	73	24	164	42
Total Other Income, Net	68	18	165	25
INCOME BEFORE INCOME TAXES	545	19	1,289	178
Income tax provision	(67)	(2)	(146)	(30)
NET INCOME	$478	$17	$1,143	$148
Basic per share information:
Weighted average shares outstanding	4,772,674	2,675,466	4,722,597	2,675,466
Net income	$0.10	$0.01	$0.24	$0.06
Diluted per share information:
Weighted average shares outstanding	4,889,550	2,689,912	4,837,785	2,688,545
Net income	$0.10	$0.01	$0.24	$0.06

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
NET INCOME	$478	$17	$1,143	$148
Other Comprehensive Income:
Unrealized gain on available-for-sale securities, net of taxes	—	21	—	42
TOTAL OTHER COMPREHENSIVE INCOME	—	21	—	42
COMPREHENSIVE INCOME	$478	$38	$1,143	$190

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(In thousands, except share amounts)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2017	4,692,893	$47	$40,035	$(14,609)	$(580)	$35	$24,928
Net income				1,143			1,143
Cumulative effect adjustment from adoption of ASU 2016-01				35		(35)	—
Exercise of stock options	9,376	—	27				27
Repurchase of shares exercised	(1,200)		—				—
Stock-based compensation			19				19
Exercise of warrants	123,593	2	925				927
Issuance costs for rights offering			(28)				(28)
Balance at September 30, 2018	4,824,662	$49	$40,978	$(13,431)	$(580)	$—	$27,016

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$1,143	$148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	315	464
Amortization of finite-lived intangible assets	56	56
Recovery of other assets	(4)	—
Stock-based compensation	19	22
Gain on marketable securities	(183)	(21)
Deferred income tax provision	28	12
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(712)	267
Increase in inventories, net	(542)	(269)
Decrease (increase) in prepaid expenses and other assets	21	(148)
Increase (decrease) in accounts payable, accrued compensation and commissions and other accrued liabilities	548	(345)
Net cash provided by operating activities	689	186
INVESTING ACTIVITIES
Purchase of marketable securities, net	(12,275)	(968)
Capital expenditures	(232)	(20)
Net cash used in investing activities	(12,507)	(988)
FINANCING ACTIVITIES
Proceeds from warrant exercise	927	—
Proceeds from stock option exercise	27	—
Net cash provided by financing activities	954	—
Decrease in cash and cash equivalents	(10,864)	(802)
Cash and cash equivalents at beginning of period	13,250	2,778
Cash and cash equivalents at end of period	$2,386	$1,976
Supplemental Disclosure:
Cash paid for interest	$23	$23
Cash paid for income taxes	$45	$26

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

A.	Subsidiaries of the Registrant

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

As of September 30, 2018, the subsidiaries of the Company were as follows:

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. The Company does not expect this standard to have a material impact on its consolidated financial statements.

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

Certain balances held and invested in various mutual funds are managed by a related entity (the "Fund Manager"), which is related through a director who is also a 10% stockholder and currently serves as an executive officer of the Fund Manager. The brokerage and fund transactions in 2018 and 2017 were directed solely at the discretion of the Company’s management.

As of September 30, 2018, the balance with the Fund Manager totaled $16,251,000 which is classified within marketable securities on the accompanying consolidated balance sheet. Amounts invested generated $200,000 of realized and unrealized investment income during 2018 that is included within other income, net on the accompanying unaudited consolidated statement of operations. Fund management fees are anticipated to average less than 0.25% of the asset balances under management on an annual basis.

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

	Level 1	Level 2	Level 3	Total at September 30, 2018
Equity Mutual Fund (Marketable securities)	$10	$—	$—	$10
U.S. Treasury Mutual Fund (Marketable securities)	—	16,251	—	16,251
	$10	$16,251	$—	$16,261

	Level 1	Level 2	Level 3	Total at December 31, 2017
Equity Mutual Fund (Marketable securities)	$3,803	$—	$—	$3,803
U.S. Treasury securities (Cash and cash equivalents)	11,866	—	—	11,866
	$15,669	$—	$—	$15,669

There were no transfers from level 2 to level 3 during the periods presented. There were no level 3 assets as of September 30, 2018 or December 31, 2017. The Company also has assets that may be subject to measurement at fair value on a non-recurring basis, including goodwill and intangible assets, and other long-lived assets. There were no liabilities subject to fair value on a non-recurring or recurring basis as of September 30, 2018 or December 31, 2017.

The Company reviews goodwill and the carrying value of long-lived assets at least annually or whenever events and circumstances indicate that the carrying amounts of the assets may not be recoverable. If it is determined that the assets are impaired, the carrying value would be reduced to estimated fair value.

E.Inventories

Inventories are valued at the lower of cost or net realizable value using the FIFO (first-in, first-out) method. The Company reduces the value of its inventories to net realizable value when the net realizable value is believed to be less than the cost of the item. The inventory reserve for obsolescence as of September 30, 2018 and December 31, 2017 was $1,357,000 and $1,213,000, respectively.

Inventories are comprised of the following (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$1,741	$1,526
Work in process	1,815	1,337
Finished goods	861	1,012
Total Inventories, net	$4,417	$3,875

F.	Intangible Assets

Intangible assets are recorded at cost less accumulated amortization which is included in engineering, selling and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. Amortization is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range up to 10 years. The intangible assets consist of intellectual property and goodwill. The net carrying value of the amortizable intangible assets was $456,000 and $512,000 as of September 30, 2018 and December 31, 2017, respectively. Goodwill, which is not amortizable, was $40,000 as of both September 30, 2018 and December 31, 2017.

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

As of December 31, 2017, there was no balance outstanding under the CNB Revolver and no associated restricted cash.  The CNB Revolver expired September 30, 2018.

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

Compensation expense related to share-based compensation is recognized over the applicable vesting periods. As of September 30, 2018, there was approximately $27,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements that will be recognized over a weighted average period of 1.3 years.

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

For the three and nine months ended September 30, 2018 and 2017, there were options to purchase 9,541 shares and 60,135 shares, respectively, of the Company's common stock and for the three and nine months ended September 30, 2017, there were warrants to purchase 519,241 shares of common stock that were excluded from the diluted earnings per share computation because the impact of the assumed exercise of such stock options or warrants would have been anti-dilutive during the respective periods.

The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average shares outstanding - basic	4,772,674	2,675,466	4,722,597	2,675,466
Effect of diluted securities	116,876	14,446	115,188	13,079
Weighted average shares outstanding - diluted	4,889,550	2,689,912	4,837,785	2,688,545

J.	Stockholders’ Equity

Share Repurchase Program

On August 29, 2011, the Company’s board of directors (the “Board”) authorized the Company to repurchase up to 100,000 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized and available for repurchase under the Company's existing share repurchase program to 540,000 shares, at such times, amounts and prices as the Company shall deem appropriate. As of September 30, 2018, the Company had repurchased a total of 81,584 shares of common stock at a cost of $580,000, which shares are currently held in treasury.

Warrants

On August 6, 2013, the Company distributed warrants to purchase shares of the Company's common stock as a dividend to holders of the Company's common stock as of July 29, 2013, the record date for the dividend. Stockholders received five warrants for each share of the Company's common stock owned on the record date. When exercisable, 25 warrants entitled the holder to purchase one share of the Company's common stock at an exercise price of $7.50 per share (subject to adjustment). On August 6, 2018, on the expiration date, the Company received gross proceeds of $926,948 and issued 123,593 shares as a result of exercises of its warrants.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues from Operations
Electronic components	$6,028	$5,079	$17,593	$16,097
Electronic instruments	310	183	847	648
Total consolidated revenues	$6,338	$5,262	$18,440	$16,745
Operating Income
Electronic components	$1,126	$320	$2,297	$1,127
Electronic instruments	24	(8)	66	39
Unallocated corporate expense	(673)	(311)	(1,239)	(1,013)
Total operating income	477	1	1,124	153
Interest (expense) income, net	(5)	(6)	1	(17)
Other income, net	73	24	164	42
Total other income	68	18	165	25
Income Before Income Taxes	$545	$19	$1,289	$178

Operating income is equal to revenues less cost of sales and operating expenses, excluding investment income, interest expense, and income taxes.

L.	Domestic and Foreign Revenues

Significant foreign revenues from operations (10% or more of foreign sales) were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Malaysia	$771	$696	$2,238	$2,284
Hong Kong	218	45	451	214
All other foreign countries	519	542	1,800	2,402
Total foreign revenues	$1,508	$1,283	$4,489	$4,900
Total domestic revenue	$4,830	$3,979	$13,951	$11,845

The Company allocates its foreign revenue based on the customer's ship-to location.

M.	Commitments and Contingencies

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

Results of Operations

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Consolidated Revenues, Gross Margin and Backlog

Total revenues for the three months ended September 30, 2018 were $6,338,000, an increase of $1,076,000, or 20.4%, from revenues of $5,262,000 for the three months ended September 30, 2017. Revenue growth was due primarily to increased filter sales of $922,000 along with increased sales of $127,000 from our time and frequency products.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues increased to 39.5% for the three months ended September 30, 2018, from 33.2% for the three months ended September 30, 2017. The increase reflects our strategy to move away from the low margin commodities business, including purchased products, and focus on achieving revenue growth through the development of more complex, higher margin products, particularly in the aerospace and defense product markets.

As of September 30, 2018, our order backlog was $16,062,000, which is an increase of 62.0% compared to the backlog of $9,917,000 as of September 30, 2017. The increase indicates a strong base for our revenues exists. The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent, which we have determined are firm orders likely to be fulfilled in the next 12 months.

Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any. We expect to fill our entire order backlog within the next twelve months, but cannot provide assurances as to what portion of the order backlog will be fulfilled in a given year.

Stock-Based Compensation

For the three months ended September 30, 2018 and 2017, stock-based compensation expense was $6,000 and $7,000, respectively. Compensation expense related to stock-based compensation is recognized over the applicable vesting periods. As of September 30, 2018, there was approximately $27,000 of total unrecognized compensation expense related to unvested stock-based compensation arrangements.

Operating Income

Operating income of $477,000 for the three months ended September 30, 2018 was an improvement of $476,000 from operating income of $1,000 for the three months ended September 30, 2017. This was primarily due to the increase in revenues and improvement in gross margin from the changes in product mix noted above.

Other Income, Net

For the three months ended September 30, 2018, other income, net was $73,000 compared to $24,000 for the three months ended September 30, 2017. The current period other income, net includes a $73,000 gain from investments held both in cash and marketable securities as a result of the Company’s adoption of ASU 2016-01, with any related prior period amounts having been included within other comprehensive income. The prior period other income, net consists of a $21,000 gain realized on the sale of marketable securities and $4,000 of foreign currency transaction gains on settled transactions, offset by ($1,000) of other expense.

Income Tax Provision

We recorded a tax provision of $67,000 and $2,000 for the three months ended September 30, 2018 and 2017, respectively. The increase resulted primarily from increased income in our foreign subsidiaries.

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

The Company periodically undertakes a review of its valuation allowance and it evaluates all positive and negative factors that may affect whether it is more probable than not that the Company would realize its future tax benefits. As positive factors continue to be present given our recent economic performance, the potential result would be a full or partial release of the valuation allowance on the deferred tax asset recognized in prior periods. At September 30, 2018, the balance in the valuation allowance was approximately $5.4 million. Any release of the valuation allowance would be recognized in the statements of operations. The balance of the deferred tax asset was approximately $5.5 million and $6 million as of September 30, 2018 and December 31, 2017, with a related valuation allowance of $5.4 million and $5.6 million, respectively.

Net Income

Net income for the three months ended September 30, 2018 was $478,000 compared to $17,000 for the three months ended September 30, 2017 due to the factors noted above. Basic and diluted net income per share for the three months ended September 30, 2018 and 2017 was $0.10 and $0.01, respectively.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

Consolidated Revenues, Gross Margin and Backlog

Total revenues for the nine months ended September 30, 2018 were $18,440,000, an increase of $1,695,000, or 10.1%, from revenues of $16,745,000 for the nine months ended September 30, 2017. Revenue growth was due primarily to increased filter sales of $2,404,000 along with increased sales of $199,000 from our time and frequency products, offset by reduced sales of purchased products of $(908,000).

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues increased to 39.6% for the nine months ended September 30, 2018, from 33.9% for the nine months ended September 30, 2017. The increase reflects our strategy to move away from the low margin commodities business, including purchased products, and focus on achieving revenue growth through the development of more complex, higher margin products, particularly in the aerospace and defense product markets.

As of September 30, 2018, our order backlog was $16,062,000, which is an increase of 62.0% compared to the backlog of $9,917,000 as of September 30, 2017. The increase indicates a strong base for our revenues exists. The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent, which we have determined are firm orders likely to be fulfilled in the next 12 months.

Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any. We expect to fill our entire order backlog within the next twelve months, but cannot provide assurances as to what portion of the order backlog will be fulfilled in a given year.

Stock-Based Compensation

For the nine months ended September 30, 2018 and 2017, stock-based compensation expense was $19,000 and $22,000, respectively. Compensation expense related to stock-based compensation is recognized over the applicable vesting periods. As of September 30,

2018, there was approximately $27,000 of total unrecognized compensation expense related to unvested stock-based compensation arrangements.

Operating Income

Operating income of $1,124,000 for the nine months ended September 30, 2018 was an improvement of $971,000 from operating income of $153,000 for the nine months ended September 30, 2017. This was primarily due to the increase in revenues and improvement in gross margin from the changes in product mix noted above.

Other Income, Net

For the nine months ended September 30, 2018, other income, net was $164,000 compared to $42,000 for the nine months ended September 30, 2017. The year to date other income, net includes a $164,000 gain from investments held both in cash and marketable securities as a result of the Company’s adoption of ASU 2016-01, with any related prior period amounts having been included within other comprehensive income. The prior period consists of $25,000 of foreign currency transaction gains on settled transactions and a $21,000 of gain on the sale of marketable securities, offset by other expenses of $(4,000).

Income Tax Provision

We recorded a tax provision of $146,000 and $30,000 for the nine months ended September 30, 2018 and 2017, respectively. The increase resulted primarily from increased income in our foreign subsidiaries.

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

The Company periodically undertakes a review of its valuation allowance and it evaluates all positive and negative factors that may affect whether it is more probable than not that the Company would realize its future tax benefits. As positive factors continue to be present given our recent economic performance, the potential result would be a full or partial release of the valuation allowance on the deferred tax asset recognized in prior periods. At September 30, 2018, the balance in the valuation allowance was approximately $5.4 million. Any release of the valuation allowance would be recognized in the statements of operations. The balance of the deferred tax asset was approximately $5.5 million and $6 million as of September 30, 2018 and December 31, 2017, with a related valuation allowance of $5.4 million and $5.6 million, respectively.

Net Income

Net income for the nine months ended September 30, 2018 was $1,143,000 compared to $148,000 for the nine months ended September 30, 2017 as a result of the factors noted above. Basic and diluted net income per share for the nine months ended September 30, 2018 and 2017 was $0.24 and $0.06, respectively.

Liquidity and Capital Resources

As of September 30, 2018 and December 31, 2017, cash and cash equivalents were $2,386,000 and $13,250,000, respectively. In the first quarter of 2018, we invested $11,775,000 in a U.S. Treasury mutual fund, which is classified as marketable securities on our consolidated balance sheets.

Cash provided by operating activities was $689,000 and $186,000 for the nine months ended September 30, 2018 and 2017, respectively. The $503,000 increase was due primarily to a year-over-year increase in net income of $995,000, offset by decreases in non-cash adjustments for depreciation and amortization of $(149,000), gain on marketable securities of $(162,000), and a year-over-year change in working capital accounts of $(190,000).

Cash used in investing activities for the nine months ended September 30, 2018 and 2017 was $12,507,000 and $988,000, respectively. The increase in the use of cash was primarily due to the purchase of $11,775,000 in marketable securities in the first quarter, and $212,000 in increased capital expenditures.

For the nine months ended September 30, 2018, cash provided by financing activities represented $927,000 received by the company for warrant exercises along with $27,000 received by the Company for the exercise of stock options. For the nine months ended September 30, 2017, there were no financing activities.

As of September 30, 2018, our consolidated working capital was $24,279,000 compared to $21,923,000 as of December 31, 2017. As of September 30, 2018, we had current assets of $27,454,000, current liabilities of $3,175,000 and a ratio of current assets to current liabilities of 8.65 to 1.00. As of December 31, 2017, we had current assets of $24,550,000, current liabilities of $2,627,000 and a ratio of current assets to current liabilities of 9.35 to 1.00. Management continues to focus on efficiently managing working capital requirements to match operating activity levels, and will seek to deploy the Company’s working capital where it will generate the greatest returns.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2018 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2018, were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the nine months ended September 30, 2018, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On August 29, 2011, the Board authorized the Company to repurchase up to 100,000 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized and available for repurchase under the Company's existing share repurchase program to 540,000 shares, at such times, amounts and prices as the Company shall deem appropriate. There is no expiration date for this program. As of September 30, 2018, the Company has repurchased a total of 81,584 shares of common stock under this program at a cost of $580,000, which shares are currently held in treasury; however, no shares were repurchased by the Company during the nine months ended September 30, 2018.

Item 6.	Exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K):

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

THE LGL GROUP, INC.
Date: November 8, 2018	By:	/s/ Michael J. Ferrantino, Sr.
Michael J. Ferrantino, Sr.
President and Chief Executive Officer (Principal Executive Officer)
Date: November 8, 2018	By:	/s/ James W. Tivy
James W. Tivy
Chief Financial Officer (Principal Financial and Accounting Officer)