Form 10-K
period 2018-12-31
LGL GROUP INC
filed 2019-03-21
CIK 61004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant, based upon the $5.17 per share closing price of the registrant's common stock on June 30, 2018, the last business day of the registrant's most recently completed second fiscal quarter, was $20,791,812. Solely for the purpose of this calculation, shares held by directors and executive officers of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

The number of outstanding shares of the registrant's common stock was 4,831,178 as of March 12, 2019.

THE LGL GROUP, INC.

PART I

Caution Concerning Forward-Looking Statements

This annual report on Form 10-K (this "Report") and the Company's (as defined below) other communications and statements may contain "forward-looking statements," including statements about the Company's beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company's control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan," "target," "goal," and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. The Company's actual future results may differ materially from those set forth in the Company's forward-looking statements. For information concerning these factors and related matters, see "Risk Factors" in Part I, Item 1A in this Report, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 in this Report. However, other factors besides those referenced could adversely affect the Company's results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Report. The Company does not undertake to update any forward-looking statement, except as required by law. As a result, you should not place undue reliance on these forward-looking statements.

Item 1.	Business.

The LGL Group, Inc. (together with its subsidiaries, the "Company," "LGL," "we," "us," or "our") is a globally-positioned producer of industrial and commercial products and services. We operate in two identified segments. Our electronic components segment is currently focused on the design and manufacture of highly-engineered, high reliability frequency and spectrum control products. These electronic components ensure reliability and security in aerospace and defense communications, low noise and base accuracy for laboratory instruments, and synchronous data transfers throughout the wireless and Internet infrastructure. Our electronic instruments segment is focused on the design and manufacture of high-performance Frequency and Time reference standards that form the basis for timing and synchronization in various applications. The Company was incorporated in 1928 under the laws of the State of Indiana, and in 2007, the Company was reincorporated under the laws of the State of Delaware as The LGL Group, Inc. We maintain our executive offices at 2525 Shader Road, Orlando, Florida, 32804. Our telephone number is (407) 298-2000. Our common stock is traded on the NYSE American under the symbol "LGL."

We operate through our two principal subsidiaries, M-tron Industries, Inc. (together with its subsidiaries, "MtronPTI"), which has design and manufacturing facilities in Orlando, Florida, Yankton, South Dakota and Noida, India, and Precise Time and Frequency, LLC ("PTF") which has a design and manufacturing facility in Wakefield, Massachusetts. We also have local sales and customer support offices in Sacramento, California, Austin, Texas and Hong Kong.

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

These component-level devices are used extensively in infrastructure equipment for the telecommunications and network equipment industries, as well as in electronic systems for applications in defense, aerospace, earth-orbiting satellites, down-hole drilling, medical devices, instrumentation, industrial devices and global positioning systems. As an engineering-centric company, MtronPTI provides close support to the customer throughout its products' entire life cycle, including product design, prototyping, production, and subsequent product upgrades. This collaborative approach has resulted in the development of long-standing business relationships with its blue-chip customer base.

All of MtronPTI’s production facilities are ISO 9001:2008 certified, ITAR registered and Restriction of Hazardous Substances (“RoHS”) compliant. In addition, its U.S. production facilities in Orlando and Yankton are AS9100 Rev C and MIL-STD-790 certified.

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

MtronPTI's Spectrum Control product group includes a wide array of radio frequency (“RF”), microwave and millimeter wave filters and diplexers covering a frequency range from 1 MHz to 90 GHz, and solid-state power amplifiers covering a frequency range from 300 MHz to 26 GHz, with power output from 10 Watts to 10 kWatts. Filter devices include crystal, ceramic, LC, tubular, combline, cavity, interdigital and metal insert waveguide, as well as digital, analog and mechanical tunable filters, switched filter arrays and RF subsystems. Power amplifiers add active devices to MtronPTI's portfolio and include GaN, GaAS FET, LDMOS and chip and wire technologies in narrow or broadband, module or rack-mounted packages. These products are employed in applications within the aerospace, defense and commercial markets.

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

PTF's portfolio of distribution amplifiers covers multiple signal types including RF, digital, time code, configurable and optical. The distribution range is designed to complement the high quality of the frequency and time references and provide the most effective cost/performance solution for the application, including options for full remote monitoring/control (including RF analog signal monitoring) and optional level control.

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

Customers

We primarily work directly with original equipment manufacturers (“OEMs”) to define the right solutions for their unique applications, including the design of custom parts with unique part numbers. Actual sales of production parts may be directly to the OEM or through either their designated contract manufacturers ("CMs") or through franchised distributors of our products. As a result, we have highly-skilled sales engineers who work directly with the designers and program managers at its OEMs, providing a high-level of engineering support at all points within the process.

In 2018, our largest customer, an electronics contract manufacturing company in the aerospace and defense markets, accounted for $4,436,000, or 17.8%, of the Company's total revenues, compared to $3,744,000, or 16.7%, in 2017.

As of December 31, 2018, four of our largest customers accounted for approximately $1,043,000, or 30%, of accounts receivable. As of December 31, 2017, four of our largest customers accounted for approximately $1,100,000, or 32%, of accounts receivable. The insolvency of any of these customers could have a material adverse impact on our liquidity.

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

Research and development expense was approximately $1,947,000 and $1,827,000 in 2018 and 2017, respectively, and will remain a significant part of the Company's efforts to revitalize our intellectual property position.

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

Domestic Revenues

Our domestic revenues were $18,673,000 in 2018, or 75.1% of total consolidated revenues, compared to $16,090,000, or 71.8% of total consolidated revenues, in 2017.

International Revenues

Our international revenues were $6,197,000 in 2018, or 24.9% of total consolidated revenues, compared to $6,313,000, or 28.2% of total consolidated revenues, in 2017. In each of 2018 and 2017, these revenues were derived mainly from customers in Asia, with significant sales in Malaysia. We avoid significant currency exchange risk by transacting and settling substantially all of our international sales in United States dollars.

Order Backlog

Our order backlog was $17,506,000 and $11,713,000 as of December 31, 2018 and 2017, respectively. The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent, which we have determined are firm orders and likely to proceed. Although backlog represents only firm orders that are considered likely to be fulfilled within the 12 months following receipt of the order, cancellations or scope adjustments may and do occur.

Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost. We expect to fill our entire 2018 order backlog in 2019, but cannot provide assurances as to what portion of the order backlog will be fulfilled in a given year.

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

Intellectual Property

We have no patents, trademarks or licenses that are considered to be significant to our business or operations. Rather, we believe that our technological position depends primarily on the technical competence and creative ability of our engineering and technical staff in areas of product design and manufacturing processes, including our staff’s ability to customize products to meet difficult specifications, as well as proprietary know-how and information.

Employees

As of December 31, 2018, we employed 308 people, including 146 full-time, and 16 part-time employees, along with 146 contractors. Of this total, the Company has 136 full-time, 15 part-time, and one contract employee within the U.S., with 107 located in Orlando, Florida, 40 in Yankton, South Dakota, and five within its subsidiary PTF in Wakefield,

Massachusetts. The Company has two full-time and one part-time employee in Hong Kong, and eight full-time employees and 145 contractors in Noida, India. None of the Company's employees are represented by a labor union and the Company considers its relationships with employees to be good.

As an engineering-centric company, nearly 20% of our workforce consists of degreed engineers offering their expertise to product design and process development.

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

Prior to our September 2016 acquisition of PTF, we were engaged only in the design, manufacture and marketing of standard and custom-engineered electronic components that are used primarily to control the frequency or timing of signals in electronic circuits. Although our acquisition of PTF added an additional product line of electronic instruments that includes highly engineered products for the generation of time and frequency references for synchronization and control, until we see significant growth from the PTF electronic instruments product line or develop or acquire additional product lines we will remain dependent on our electronic components line of business. Virtually all of our 2018 and 2017 revenues came from sales of electronic components, which consist of packaged quartz crystals, oscillator modules, electronic filters and integrated modules. We expect that this product line will continue to account for substantially all of our revenues in 2019.

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

For the years ended December 31, 2018 and 2017, we had net income of approximately $1,405,000 and $117,000, respectively. Our revenues are derived primarily from MtronPTI, whose future rate of growth and profitability are highly dependent on the development and growth of demand for our products in the communications, networking, aerospace, defense, instrumentation and industrial markets, which are cyclical. We cannot be certain whether we will generate sufficient revenues or sufficiently manage expenses to sustain profitability.

We have a large customer that accounts for a significant portion of our revenues, and the loss of this customer, or decrease in its demand for our products, could have a material adverse effect on our results.

In 2018, our largest customer, an electronics contract manufacturing company, accounted for $4,436,000, or 17.8%, of the Company's total revenues, compared to $3,744,000, or 16.7%, in 2017. The loss of this customer, or a decrease in its demand for our products, could have a material adverse effect on our results.

A relatively small number of customers account for a significant portion of our accounts receivable, and the insolvency of any of these customers could have a material adverse impact on our liquidity.

As of December 31, 2018, four of our largest customers accounted for approximately $1,043,000, or 30%, of accounts receivable. As of December 31, 2017, four of our largest customers accounted for approximately $1,100,000, or 32%, of accounts receivable at the end of 2017. The insolvency of any of these customers could have a material adverse impact on our liquidity.

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

In 2018 and 2017, the majority of our revenues were derived from sales to manufacturers of equipment for the defense, aerospace, instrumentation and industrial markets for frequency and spectrum control devices, including indirect sales through distributors and contract manufacturers. During 2019, we expect a significant portion of our revenues to continue to be derived from sales to these manufacturers. Often OEMs and other service providers within these markets have experienced periods of capacity shortage and periods of excess capacity, as well as periods of either high or low demand for their products. In periods of excess capacity or low demand, purchases of capital equipment may be curtailed, including equipment that incorporates our products. A reduction in demand for the manufacture and purchase of equipment for these markets, whether due to cyclical, macroeconomic or other factors, or due to our reduced ability to compete based on cost or technical factors, could substantially reduce our net sales and operating results and adversely affect our financial condition. Moreover, if these markets fail to grow as expected, we may be unable to maintain or grow our revenues. The multiple variables which affect the communications, networking, aerospace, defense, instrumentation and industrial markets for our products, as well as the number of parties involved in the supply chain and manufacturing process, can impact inventory levels and lead to supply chain inefficiencies. As a result of these complexities, we have limited visibility to forecast revenue projections accurately for the near and medium-term timeframes.

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

If single-source components or key raw materials were to become unavailable on satisfactory terms, and we could not obtain comparable replacement components or raw materials from other sources in a timely manner, our business, results of operations and financial condition could be harmed. On occasion, one or more of the components used in our products have become unavailable, resulting in unanticipated redesign and related delays in shipments. We cannot give assurance that similar delays will not occur in the future. Our suppliers may be impacted by compliance with environmental regulations including RoHS and Waste Electrical and Electronic Equipment ("WEEE"), which could disrupt the supply of components or raw materials or cause additional costs for us to implement new components or raw materials into our manufacturing processes.

As a supplier to U.S. Government defense contractors, we are subject to a number of procurement regulations and other requirements and could be adversely affected by changes in regulations or any negative findings from a U.S. Government audit or investigation.

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

We operate in a highly regulated environment and are routinely audited and reviewed by the U.S. Government and its agencies such as the Defense Contract Audit Agency and Defense Contract Management Agency. These agencies review our performance under our contracts, our cost structure and our compliance with applicable laws, regulations, and standards, as well as the adequacy of, and our compliance with, our internal control systems and policies. Systems that are subject to review include our purchasing systems, billing systems, property management and control systems, cost estimating systems, compensation systems and management information systems.

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

We have office and manufacturing space in Noida, India, and a sales office in Hong Kong. Additionally, foreign revenues for 2018 and 2017 (primarily to Malaysia) accounted for 24.9% and 28.2% of our 2018 and 2017 consolidated revenues, respectively. We anticipate that sales to customers located outside of the United States will continue to be a significant part of our revenues for the foreseeable future. Our international operations and sales to customers outside of the United States subject our operating results and financial condition to certain business, economic, political, health, regulatory and other risks, including but not limited to:

‒	Political and economic instability in countries in which our products are manufactured and sold;
‒	Expropriation or the imposition of government controls;
‒	Responsibility to comply with anti-bribery laws such as the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions;
‒	Sanctions or restrictions on trade imposed by the United States government;
‒	Export license requirements;
‒	Trade restrictions;
‒	Currency controls or fluctuations in exchange rates;
‒	High levels of inflation or deflation;
‒	Difficulty in staffing and managing non-U.S. operations
‒	Greater difficulty in collecting accounts receivable and longer payment cycles;
‒	Changes in labor conditions and difficulties in staffing and managing international operations; and
‒	Limitations on insurance coverage against geopolitical risks, natural disasters and business operations.

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

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant and investor relationships. As our reliance on technology increases, so will the risks posed to our information systems, both internal and those we outsource. There is no guarantee that any processes, procedures and internal controls we have implemented or will implement will prevent cyber intrusions, which could have a negative impact on our financial results, operations, business relationships or confidential information.

Risks Related to Our Securities

The price of our common stock has fluctuated considerably and is likely to remain volatile, in part due to the limited market for our common stock.

From January 1, 2018 through December 31, 2018, the high and low closing sales prices for our common stock were $8.00 and $5.10, respectively, and the average daily trading volume in our common stock during that time period was approximately 10,000 shares per day. There is a limited public market for our common stock, and we cannot provide assurances that a more active trading market will develop or be sustained. As a result of limited trading volume in our common stock, the purchase or sale of a relatively small number of shares could result in significant price fluctuations and it may be difficult for holders to sell their shares without depressing the market price for our common stock.

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

Our officers, directors and 10% or greater stockholders control approximately 40.9% of the voting power represented by our outstanding shares of common stock as of March 12, 2019. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all of our stockholders.

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

Market for Common Equity

Our common stock is traded on the NYSE American, under the symbol "LGL." Based upon information furnished by our transfer agent, at March 12, 2019, we had 431 holders of record of our common stock. The following table sets forth the high and low sales prices for our common stock for the periods indicated as reported by the NYSE American:

Fiscal Year 2018	High	Low
Fourth Quarter	$7.25	$5.76
Third Quarter	8.00	5.11
Second Quarter	5.60	5.10
First Quarter	5.86	5.24

Fiscal Year 2017	High	Low
Fourth Quarter	$6.70	$5.35
Third Quarter	5.83	4.25
Second Quarter	5.40	4.45
First Quarter	5.49	4.40

On August 29, 2011, the Board authorized the Company to repurchase up to 100,000 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized and available for repurchase under the Company's existing share repurchase program to 540,000 shares, at such times, amounts and prices as the Company shall deem appropriate. There is no expiration date for this program. As of December 31, 2018, the Company has repurchased a total of 81,584 shares of common stock under this program at a cost of $580,000, which shares are currently held in treasury; however, no shares were repurchased by the Company during the year ended December 31, 2018.

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

The selected consolidated statement of operations data for the years ended December 31, 2018 and 2017, and the selected consolidated balance sheet data as of December 31, 2018 and 2017, are derived from our audited financial statements included elsewhere in this report. The selected consolidated statement of operations data for the years ended December 31, 2016, 2015 and 2014, and the selected consolidated balance sheet data as of December 31, 2016, 2015 and 2014, are derived from our audited financial statements not included in this report. These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Our historical results may not be indicative of the operating results to be expected in any future period.

	Year ended December 31,
	(in thousands, except share and per share data)
	2018	2017	2016	2015	2014
Revenues	$24,870	$22,402	$20,891	$20,713	$23,013
Operating income (loss) (a)	1,430	276	(161)	(788)	(2,829)
Income (loss) before income taxes	1,570	219	(17)	(703)	(2,829)
Provision (benefit) for income taxes	165	102	(165)	8	(4)
Net income (loss)	$1,405	$117	$148	$(711)	$(2,825)
Weighted average number of shares used in the basic earnings per share calculation	4,748,609	2,929,641	2,665,043	2,640,803	2,595,988
Weighted average number of shares used in the diluted earnings per share calculation	4,875,031	3,035,104	2,665,730	2,640,803	2,595,988
Per share:
Basic net income (loss) per share	$0.30	$0.04	$0.06	$(0.27)	$(1.09)
Diluted net income (loss) per share	$0.29	$0.04	$0.06	$(0.27)	$(1.09)

	December 31,
	(in thousands)
	2018	2017	2016	2015	2014
Cash and cash equivalents	$15,508	$13,250	$2,778	$5,553	$5,192
Working capital	$24,633	$21,923	$10,135	$9,876	$9,909
Total assets	$30,075	$27,555	$16,646	$15,803	$17,262
Stockholders' equity (b)	$27,323	$24,928	$13,891	$13,727	$14,237
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

2018 Compared to 2017

Consolidated Revenues, Gross Margin and Backlog

Total revenues for the year ended December 31, 2018 were $24,870,000, an increase of $2,468,000, or 11.0% from revenues of $22,402,000 in 2017. The increase is due to an increase in filter sales of $2,580,000.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues increased significantly to 38.8% from 34.6% for the year ended December 31, 2018, compared to the prior year. The increase reflects our strategy to move away from the low margin commodities business and focus on achieving revenue growth through the development of more complex, higher margin products, particularly in the aerospace and defense product markets.

As of December 31, 2018, our order backlog was $17,506,000, an increase of 49.5% compared to a backlog of $11,713,000 as of December 31, 2017. The significant increase in backlog is primarily due to receiving orders that we didn’t expect to receive until the second or third quarter, much earlier than expected. The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent, which we have determined are firm orders likely to be fulfilled in the next 12 months.

Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any. We expect to fill our entire order backlog as of December 31, 2018 in 2019, but cannot provide assurances as to what portion of the order backlog will be fulfilled in a given year.

Operating Income

Operating income of $1,430,000 for the year ended December 31, 2018, was an improvement of $1,154,000 from the year ended December 31, 2017 operating income of $276,000. The improvement was primarily due to the $1,918,000 increase in gross margins as a result of increased sales, offset partially by increased operating expenses of ($764,000). Engineering, selling and administrative expenses were 33.1% of revenue for the year ended December 31, 2018, compared to 33.3% of revenue for the year ended December 31, 2017.

Interest Income (Expense), Net

Interest income (expense), net, showed income of $2,000 for the year ended December 31, 2018, which was an increase of $13,000 from the interest expense of ($11,000) for the year ended December 31, 2017.

Other Income (Expense), Net

For the years ended December 31, 2018 and 2017, other income (expense), net was $138,000 and ($46,000), respectively, an increase of $184,000 in the current year. This increase resulted directly from the investment income from our investment portfolio.

Income Tax Provision

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

In assessing the realizability of deferred tax assets, in accordance with the provisions of Accounting Standards Codification 740, Income Taxes (“ASC 740”), we consider whether it is more likely than not that some portion or all of our deferred tax assets will or will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Based upon the weighting of positive and negative evidence, the Company has determined the results of future operations of one of its foreign subsidiaries will generate enough taxable income that it is more likely than not that deferred tax assets of $127,000 at December 31, 2018, generated from foreign net operating losses (“NOLs”), can be utilized in the foreseeable future. The Company has also determined that a full valuation against the remaining net deferred tax assets is required and has recorded a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. Should a change in circumstances lead to a change in judgment about the ability to realize deferred tax assets in future years, the Company will adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.

We recorded an income tax provision for the years ended December 31, 2018 and 2017 of $165,000 and $102,000, respectively. The increase in our income tax provision over the prior year was primarily due to increased income in foreign jurisdictions.

Net Income

Net income for the year ended December 31, 2018 was $1,405,000 compared with income of $117,000 for the year ended December 31, 2017. Basic net income per share for the years ended December 31, 2018 and 2017 was $0.30 and $0.04, respectively. Diluted net income per share for the years ended December 31, 2018 and 2017 was $0.29 and $0.04, respectively.

Liquidity and Capital Resources

As of December 31, 2018 and 2017, cash and cash equivalents were $15,508,000 and $13,250,000, respectively.

Cash provided by operating activities was $1,656,000 and $681,000 for the years ended December 31, 2018 and 2017, respectively. The $975,000 increase was primarily due to the improvement in net income of $1,288,000, offset by the prior year impairment and partial recovery in the current year of a note receivable netting to ($106,000), changes in operating assets and liabilities of ($93,000), and a decrease in non-cash adjustments for depreciation and amortization of ($150,000).

Cash used in investing activities for the years ended December 31, 2018 and 2017 was ($324,000) and ($1,003,000), respectively. The capital expenditures in 2018 related primarily to the purchase of production machinery.

For the year ended December 31, 2018, financing activity related to the $927,000 received as a result of warrant exercises, along with $27,000 received from exercises of stock options, and payments of ($28,000) related to issuance costs for the rights offering in 2017.

As of December 31, 2018, our consolidated working capital was $24,633,000, compared to $21,923,000 as of December 31, 2017. As of December 31, 2018, we had current assets of $27,385,000, current liabilities of $2,752,000 and a ratio of current assets to current liabilities of 9.95 to 1.00. As of December 31, 2017, we had current assets of $24,550,000, current liabilities of $2,627,000 and a ratio of current assets to current liabilities of 9.35 to 1.00. Management continues to focus on efficiently managing working capital requirements to match operating activity levels, and will seek to deploy the Company’s working capital where it will generate the greatest returns.

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

Critical Accounting Policies

Our significant accounting policies are described in Note A. "Accounting and Reporting Policies" in the accompanying Notes to the Consolidated Financial Statements. The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the carrying value of inventories, the likelihood of collecting outstanding accounts receivable, value of stock-based compensation, and the provision for income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the past, actual results have not been materially different from our estimates. However, results may differ from these estimates under different assumptions or conditions.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2018 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2018, were effective at the reasonable assurance level.

Management's Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2018, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, our management has concluded that our internal controls over financial reporting were effective as of December 31, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter ended December 31, 2018, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Age	Director Since	Offices and Positions Held With the Company, Business Experience and Principal Occupation for the Last Five Years, and Directorships in Public Corporations and Investment Companies
Michael J. Ferrantino, Sr.	76	2014

Executive Chairman of the Board, The LGL Group, Inc. (December 2017 to present), Chairman of the Board, The LGL Group, Inc. (April 2016 to November 2017); Chief Executive Officer, The LGL Group, Inc. (June 2014 to present); Executive Chairman of the Board, M-tron Industries, Inc. (October 2013 to present); President and Chief Executive Officer, Valpey-Fisher Corporation (September 2002 to November 2009), a provider of electronic components used in communications, medical, defense and aerospace, industrial and computer applications for original equipment manufacturers and contract manufacturers worldwide; President, Micro Networks Division, Integrated Circuit Systems, Inc. (January 2002 to September 2002), a supplier of precision timing devices for optical networking, wireless infrastructure and high end network servers using surface acoustic wave and RF technology; President and Chief Executive Officer, Micro Networks Corporation (pre-2000 to January 2002); and Chairman of the Board of Directors, Micro Networks Corporation (April 2000 to January 2002). Mr. Ferrantino brings to Board his extensive knowledge and leadership experience in the RF/microwave integrated system and frequency control industries.

Marc J. Gabelli	51	2004

Non-executive Chairman of the Board, The LGL Group, Inc. (December 2017 to present, and September 2004 to April 2016); Chairman of Gabelli Merger Plus Trust since July 2017; Director of GAMCO Investors, Inc. from November 2014 to May 2016; Director and President of Associated Capital Group (October 2015 to May 2016); Managing Partner, Horizon Research (January 2013 to present), an investment management and research services provider; Chief Executive Officer, Gabelli Securities International Ltd. (1994 to present), a global alternative asset management platform and merchant advisor; President and Managing Partner, GGCP, Inc. (1999 to present), a private corporation that makes investments for its own account; Managing Member, Commonwealth Management Partners LLC (2008 to present); and Director and Managing Partner, GAMA Funds Holdings GmbH (2009 to present). Mr. Gabelli brings to the Board his extensive knowledge of the Company's business and industry due to his longstanding service on the Board, as well as his financial expertise and leadership experience as an executive of various investment firms.

Timothy Foufas	50	2007

Managing Partner, Plato Foufas & Co. LLC (2005 to present), a financial services company; President, Levalon Properties LLC (2007 to 2018), a real estate property management company; Senior Vice President, Bayshore Management Co. LLC (2005 to 2006), a real estate property management company; Director of Investments, Liam Ventures Inc. (2000 to 2005), a private equity investment firm; and Director, ICTC Group, Inc. (2010 to 2013), a rural local exchange carrier headquartered in Nome, ND. Mr. Foufas brings to the Board his management skills and expertise in financial, investment and real estate matters.

Donald H. Hunter	62	2013

Principal, Donald Hunter LLC (April 2007 to present), a consulting practice based in Wellesley, MA; Director of KushCo Holdings, Inc. (OTCQB: KSHB), a packaging and supply company serving the regulated Cannabis industry (February 2018 to present); Chief Operating Officer and Chief Financial Officer for Harbor Global Company Limited (October 2000 to December 2006), a public company that owned and operated international investment management and natural resources subsidiaries; Chief Operating Officer, Pioneer Global Investments, a Division of the Pioneer Group, Inc. (August 1998 to October 2000), a company that provided investment management services and owned several natural resources investments; Manager of International Finance, the Pioneer Group, Inc. (January 1991 to August 1998), with financial responsibility for international strategic start-up companies. Mr. Hunter served as a director of Juniper Pharmaceuticals, Inc. (February 2014 to March 2016), a specialty pharmaceuticals company (NASDAQ: JNP), where he served as Chairman of the Audit Committee; LICT Corporation (June 2014 to May 2016), an integrated provider of broadband and voice services (OTC PK: LICT); and the Pioneer First Polish Trust Fund, where he served as Audit Committee Chairman for the first mutual fund in Poland. Mr. Hunter brings to the Board financial, operating, corporate development, international and mergers and acquisition experience.

Manjit Kalha	44	2011

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

Hendi Susanto	45	2016

Vice President, Equity Research, Technology Leader, Gabelli & Company, a provider of institutional research and brokerage services (August 2007 to present) and Portfolio Manager, GAMCO Investors, Inc. (December 2015 to present). Mr. Susanto brings to the Board extensive experience in evaluating investments in technology, and special situations such as mergers and acquisitions, convertible debts and restructuring.

Bel Lazar	57	2019

Vice President, Operations and member of the Board of Directors at Efficient Power Corporation (April, 2015 to present), a leading provider of gallium nitride (GaN)-based power management technology. President and CEO at API Technologies Corp. (Aug 2012 to Feb 2015) and was previously their COO (March 2011 to Aug 2012).

Ivan Arteaga	50	2019

Chartered Financial Analyst and Founding and Managing Member of Arteaga Capital Management, LLC (May, 2006 to present), a firm that provides alternative investment management services to accredited or qualified investors.  Mr. Arteaga has previously served as a Portfolio Manager of several funds for GAMCO Investors, Inc.

Executive Officers

The following table sets forth information regarding our executive officers, including their business experience for the past five years and prior years.

Name	Age	Offices and Positions Held with the Company, Business Experience and Principal Occupation for the Last Five Years
Michael J. Ferrantino, Sr.	76	Mr. Ferrantino's business experience, including his term in office, is listed in the section above titled "Directors."
James W. Tivy	51

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

Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that its directors, officers and holders of more than 10% of the Company's common stock complied with all applicable filing requirements during the 2018 fiscal year.

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

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth information with respect to compensation earned by the named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards (1) ($)	Option Awards (1) ($)	All Other Compensation ($)		Total ($)
Michael J. Ferrantino, Sr.	2018	215,987	350,000	(2)	—	—	7,611	(4)	573,598
Chief Executive Officer	2017	214,603	165,000	(3)	—	—	7,472	(4)	387,075

James W. Tivy	2018	104,991	—		—	—	911	(5)	105,902
Chief Financial Officer

(1)

Reflects the aggregate grant date fair value of stock awards or option awards granted in the applicable year, computed in accordance with Financial Accounting Standard Board Standards Codification Topic 718. For a discussion of the assumptions and methodologies used to calculate these amounts, please see Note E – Stock-Based Compensation in the Notes to Consolidated Financial Statements.

(2)

Reflects Mr. Ferrantino's Annual Incentive Payment for 2017 (defined below) of $45,000 along with discretionary bonuses of $55,000 awarded by the Company’s Board of Directors and including $250,000 advanced from Mr. Ferrantino’s Annual Incentive Payment for 2018 (defined below).

(3)	Reflects Mr. Ferrantino's Annual Incentive Payment for 2016 (defined below) of $95,000 along with discretionary bonuses of $70,000 awarded by the Company’s Board of Directors.
(4)

Amounts include reimbursement of healthcare insurance costs and the personal income tax expense arising from those costs, as well as matching contributions made by the Company to the individual's 401(k) plan.

20182017

(5)	Amounts include reimbursement of travel expenses paid to consultant.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding equity awards held by our named executive officers as of December 31, 2018:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Michael J. Ferrantino, Sr.	45,000	(1)	—	4.90	6/11/2019
	20,250	(2)	6,750	5.02	12/30/2021

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

Non-Employee Director Compensation

The following table sets forth information with respect to compensation earned by or awarded to each non-employee director who served on the Board during the fiscal year ended December 31, 2018:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Total ($)
Timothy Foufas	31,000	10,000	—	41,000
Marc J. Gabelli	16,750	10,000	—	26,750
Donald H. Hunter	29,000	10,000	—	39,000
Manjit Kalha	30,250	—	10,000	40,250
Frederic Salerno (2)	15,000	—	—	15,000
Hendi Susanto	27,750	10,000	—	37,750
Antonio Visconti (2)	15,750	—	—	15,750
(1)

On December 19, 2018, non-employee directors received grants of 1,629 shares of common stock as 50% of their base compensation for the fiscal year ended December 31, 2018 ($10,000), except for Mr. Kalha, who elected to receive a grant of options to purchase 6,067 shares of common stock as 50% of his base compensation for the fiscal year ended December 31, 2018. These shares and options were granted under the Amended and Restated 2011 Incentive Plan. The options vest as follows: 30% on the first anniversary of the grant date; 30% on the second anniversary of the grant date; and the remaining 40% on the third anniversary of the grant date.

(2)	Messrs. Salerno and Visconti left the Board effective October 4, 2018.

In 2018, our directors also received the following in addition to the equity awards granted as part of their base compensation; (i) the remaining 50% of their annual base compensation in cash ($10,000); (ii) $2,000 for each meeting of the Board attended in person or $750 for each meeting held telephonically; and (iii) the Audit Committee Chairman received a $2,000 annual cash retainer and the Nominating Committee Chairman, and Compensation Committee Chairman each received a $1,000 annual cash retainer.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the number of shares of our common stock beneficially owned on March 12, 2019, by:

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

	Common Stock Beneficially Owned (1)
Name and Address of Beneficial Owner	Shares		%
5% Stockholders:
Mario J. Gabelli	957,178	(2)	19.8
Directors and Named Executive Officers:
Marc J. Gabelli	823,417	(3)	17.0
Michael J. Ferrantino, Sr.	116,038	(4)	2.4
Timothy Foufas	29,900	(5)	*
Donald H. Hunter	17,873	(5)	*
Manjit Kalha	22,482	(6)	*
Hendi Susanto	5,426		*
James W. Tivy	3,000		*
All executive officers and directors as a group (7 persons)	1,018,136	(7)	21.0
*	Less than 1% of outstanding shares.
(1)

The applicable percentage of ownership for each beneficial owner is based on 4,837,928 shares of common stock outstanding as of March 12, 2019. Shares of common stock issuable upon exercise of options, warrants or other rights beneficially owned that are exercisable within 60 days are deemed outstanding for the purpose of computing the percentage ownership of the person holding such securities and rights and all executive officers and directors as a group.

(2)

Includes (i) 521,471 shares of common stock owned directly by Mario J. Gabelli; (ii) 169,323 shares owned by MJG-IV Limited Partnership, of which Mario J. Gabelli is the general partner and has less than 100% interest; (iii) 479,423 shares owned by GGCP, Inc., of which Mario J. Gabelli is the chief executive officer, a director and controlling shareholder; and (iv) 500 shares held by GAMCO Asset Management Inc.. Mario J. Gabelli disclaims beneficial ownership of the shares owned by MJG-IV Limited Partnership, GGCP, Inc., and GAMCO Asset Management Inc., except to the extent of his pecuniary interest therein. Mario J. Gabelli's business address is 401 Theodore Fremd Avenue, Rye, New York 10580-1430. This disclosure is based solely on information in a Schedule 13D filed by Mario J. Gabelli with the SEC on December 24, 2018.

(3)

Includes (i) 59,114 shares of common stock owned directly by Marc J. Gabelli; (ii) 2,824 shares issuable upon the exercise of options held by Marc Gabelli; and (iii) 764,303 shares held by Venator Merchant Fund, L.P. ("Venator Fund"). Venator Global, LLC ("Venator Global"), which is the sole general partner of Venator Fund, may be deemed to beneficially own the securities owned by Venator Fund. Marc J. Gabelli, who is the President and Sole Member of Venator Global, may be deemed to beneficially own the securities owned by Venator Fund. Marc J. Gabelli disclaims beneficial ownership of the securities owned by Venator Fund, except to the extent of his pecuniary interest therein.

(4)	Includes 65,250 shares issuable upon the exercise of options.
(5)	Includes 2,824 shares issuable upon the exercise of options.
(6)	Includes 8,599 shares issuable upon the exercise of options.
(7)	Includes 933,355 shares of common stock and 87,605 shares issuable upon the exercise of options.

Equity Compensation Plan Information

The following table provides information as of December 31, 2018 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders (1)	153,877	$4.75	428,468
Equity compensation plans not approved by security holders	—	—	—
Total	153,877	$4.75	428,468
(1)

The Amended and Restated 2011 Incentive Plan was approved by our stockholders on June 16, 2016. 750,000 shares of common stock are authorized for issuance under the Amended and Restated 2011 Incentive Plan. Options to purchase 153,877 shares of common stock issued under the Amended and Restated 2011 Incentive Plan were outstanding as of December 31, 2018.

Item. 13	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons, Promoters and Certain Control Persons

Certain balances held and invested in various mutual funds are managed by a related entity (the "Fund Manager"), which is related through a director who is also a 10% stockholder and currently serves as an executive officer of the Fund Manager. As of December 31, 2018, and December 31, 2017, the balance with the Fund Manager totaled $16,270,000 and $14,842,000, respectively. Fund management fees earned by the Fund Manager are anticipated to average less than 0.25% of the asset balances under management on an annual basis. The brokerage and fund transactions in 2018 and 2017 were directed solely at the discretion of the Company’s management.

All transactions between us and any of our officers, directors, director nominees, principal stockholders or their immediate family members are to be approved by the Audit Committee, and are to be on terms no less favorable to us than we could obtain from unaffiliated third parties. Such policy and procedures are set forth in a resolution of the Board.

Director Independence

As required under NYSE American rules, a majority of the members of a listed company's board of directors must qualify as "independent," as affirmatively determined by such board of directors. The Board has determined that Messrs. Foufas, Hunter, Kalha, and Susanto are independent within the meaning of NYSE American rules.

Item 14.	Principal Accounting Fees and Services Fees Billed During Fiscal 2018 and 2017

Audit Fees

Aggregate audit fees for the years ended December 31, 2018 and 2017, were $221,634 and $214,988, respectively, and include fees billed by RSM US LLP ("RSM") as the Company's independent registered public accounting firm for the years ended December 31, 2018 and 2017. Audit fees include services relating to auditing the Company's annual financial statements, reviewing the Company's financial statements included in the Company's quarterly reports on Form 10-Q and annual report on Form 10-K.

Audit-Related Fees

RSM did not render any audit-related services during 2018. RSM rendered audit-related services in connection with the Company’s registration statement on Form S-1 (Registration No. 333-218901) for the company’s rights offering during the year ended December 31, 2017 and charged fees of $24,150 during 2017.

Tax Fees

RSM did not render any tax services during 2018 or 2017.

All Other Fees

RSM did not render any other services during 2018 or 2017.

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

21.1	Subsidiaries of The LGL Group, Inc.*

23.1	Consent of Independent Registered Public Accounting Firm – RSM US LLP.*

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

THE LGL GROUP, INC.

March 21, 2019	By:	/s/ Michael J. Ferrantino, Sr.
Michael J. Ferrantino, Sr.
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	CAPACITY	DATE

/s/ Michael J. Ferrantino, Sr.	President and Chief Executive Officer	March 21, 2019
MICHAEL J. FERRANTINO, SR.	(Principal Executive Officer)

/s/ James W. Tivy	Chief Financial Officer	March 21, 2019
JAMES W. TIVY	(Principal Financial Officer)

/s/ Marc J. Gabelli	Director	March 21, 2019
MARC J. GABELLI

/s/ Timothy Foufas	Director	March 21, 2019
TIMOTHY FOUFAS

/s/ Donald H. Hunter	Director	March 21, 2019
DONALD H. HUNTER

/s/ Manjit Kalha	Director	March 21, 2019
MANJIT KALHA

/s/ Bel Lazar	Director	March 21, 2019
BEL LAZAR

/s/ Hendi Susanto	Director	March 21, 2019
HENDI SUSANTO

/s/ Ivan Arteaga	Director	March 21, 2019
IVAN ARTEAGA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of The LGL Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The LGL Group, Inc. and its subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Orlando, Florida

March 21, 2019

THE LGL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except per Share Amounts)

	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$15,508	$13,250
Marketable securities	3,775	3,803
Accounts receivable, net of allowances of $40 and $35, respectively	3,394	3,393
Inventories, net	4,466	3,875
Prepaid expenses and other current assets	242	229
Total Current Assets	27,385	24,550
Property, Plant and Equipment
Land	536	536
Buildings and improvements	4,029	3,973
Machinery and equipment	17,012	16,974
Gross property, plant and equipment	21,577	21,483
Less: accumulated depreciation	(19,491)	(19,304)
Net property, plant and equipment	2,086	2,179
Intangible assets, net	477	552
Deferred income taxes, net	127	173
Other assets	—	101
Total Assets	$30,075	$27,555
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,418	$1,477
Accrued compensation and commissions expense	1,143	872
Other accrued expenses	191	278
Total Current Liabilities	2,752	2,627
Commitments and Contingencies (Note J)
Stockholders' Equity
Common stock, $0.01 par value - 10,000,000 shares authorized; 4,912,762 shares issued and 4,831,178 shares outstanding at December 31, 2018, and 4,774,477 shares issued and 4,692,893 shares outstanding at December 31, 2017	49	47
Additional paid-in capital	41,023	40,035
Accumulated deficit	(13,169)	(14,609)
Treasury stock, 81,584 shares held in treasury at cost at December 31, 2018 and 2017	(580)	(580)
Accumulated other comprehensive income	—	35
Total Stockholders' Equity	27,323	24,928
Total Liabilities and Stockholders' Equity	$30,075	$27,555

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2018	2017
REVENUES	$24,870	$22,402
Costs and expenses:
Manufacturing cost of sales	15,211	14,661
Engineering, selling and administrative	8,229	7,465
OPERATING INCOME	1,430	276
Other Income (Expense):
Interest income (expense), net	2	(11)
Other income (expense), net	138	(46)
Total Other Income (Expense), net	140	(57)
INCOME BEFORE INCOME TAXES	1,570	219
Income tax provision	165	102
NET INCOME	$1,405	$117
Basic per share information:
Weighted average number of shares used in basic earnings per share calculation	4,748,609	2,929,641
Basic net income per share	$0.30	$0.04
Diluted per share information:
Weighted average number of shares used in diluted earnings per share calculation	4,875,031	3,035,104
Diluted net income per share	$0.29	$0.04

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Years Ended December 31,
	2018	2017
NET INCOME	$1,405	$117
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	38
Total other comprehensive income	—	38
COMPREHENSIVE INCOME	$1,405	$155

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in Thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2016	2,675,465	$27	$29,173	$(14,726)	$(580)	$(3)	$13,891
Net income				117			117
Other comprehensive income						38	38
Stock-based compensation	10,830	—	88				88
Issuance of shares, net of issuance costs	2,006,598	20	10,774				10,794
Balance at December 31, 2017	4,692,893	47	40,035	(14,609)	(580)	35	24,928
Net income				1,405			1,405
Cumulative effect adjustment from adoption of Accounting Standards Update 2016-01				35		(35)	—
Exercise of stock options	9,376		27				27
Repurchase of shares exercised	(1,200)	—					—
Stock-based compensation	6,516	—	64				64
Warrant dividend exercise	123,593	2	925				927
Issuance costs for rights offering			(28)				(28)
Balance at December 31, 2018	4,831,178	$49	$41,023	$(13,169)	$(580)	$—	$27,323

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years Ended December 31,
	2018	2017
OPERATING ACTIVITIES
Net income	$1,405	$117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	417	567
Amortization of finite-lived intangible assets	75	75
(Recovery) impairment of note receivable	(4)	102
Stock-based compensation	64	88
Deferred income tax expense	46	41
Loss (gain) on marketable securities	28	(21)
Dividend from marketable securities	—	(6)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(1)	111
Increase in inventories, net	(591)	(237)
Decrease (increase) in prepaid expenses and other assets	92	(28)
Increase (decrease) in accounts payable, accrued compensation and commissions expense and other accrued liabilities	125	(128)
Net cash provided by operating activities	1,656	681
INVESTING ACTIVITIES
Purchase of marketable securities	—	(1,002)
Capital expenditures	(324)	(131)
Proceeds from sale of land	—	96
Other	—	34
Net cash used in investing activities	(324)	(1,003)
FINANCING ACTIVITIES
(Costs) proceeds from issuance of common stock, net of issuance costs	(28)	10,794
Proceeds from warrant exercise	927	—
Proceeds from stock option exercise	27	—
Net cash provided by financing activities	926	10,794
(Decrease) increase in cash and cash equivalents	2,258	10,472
Cash and cash equivalents at beginning of year	13,250	2,778
Cash and cash equivalents at end of year	$15,508	$13,250
Supplemental Disclosure:
Cash paid for interest	$23	$23
Cash paid for income taxes	$69	$41

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Accounting and Reporting Policies

Organization

The LGL Group, Inc. (the "Company"), incorporated in 1928 under the laws of the State of Indiana and reincorporated under the laws of the State of Delaware in 2007, is a diversified holding company with subsidiaries engaged in the design, manufacturing and marketing of highly-engineered, high reliability frequency and spectrum control products used to control the frequency or timing of signals in electronic circuits and in the design of high performance Frequency and Time Reference Standards that form the basis for timing and synchronization in various applications.

As of December 31, 2018, the subsidiaries of the Company are as follows:

Owned By The LGL Group, Inc.
M-tron Industries, Inc.	100.0%
Piezo Technology, Inc.	100.0%
Piezo Technology India Private Ltd.	99.9%
M-tron Asia, LLC	100.0%
M-tron Industries, Ltd.	100.0%
GC Opportunities Ltd.	100.0%
M-tron Services, Ltd.	100.0%
Precise Time and Frequency, LLC	100.0%
Lynch Systems, Inc.	100.0%

The Company operates through its two principal subsidiaries, M-tron Industries, Inc. ("MtronPTI"), which includes the operations of Piezo Technology, Inc. ("PTI") and M-tron Asia, LLC ("Mtron"), and Precise Time and Frequency, LLC ("PTF"). The Company has operations in Orlando, Florida, Yankton, South Dakota, Wakefield, Massachusetts and Noida, India. MtronPTI also has sales offices in Sacramento, California, Austin, Texas and Hong Kong.

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

Marketable Securities

Marketable equity securities are categorized as available-for-sale securities and are reported at fair value, with the change in fair value being recorded in the consolidated statement of operations.

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

Depreciation expense from operations was approximately $417,000 for 2018 and $567,000 for 2017.

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

Each month, the Company records a specific warranty reserve for approved RMAs covering products that have not yet been returned. The Company does not maintain a general warranty reserve because, historically, valid warranty returns resulting from a product not meeting specifications or being non-functional have been de minimis. As of December 31, 2018 and 2017, accrued warranty expense was $28,000 and $10,000, respectively.

Intangible Assets

Intangible assets are recorded at cost less accumulated amortization. Amortization is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range up to 10 years. The intangible assets consist of intellectual property and goodwill. The net carrying value of the amortizable intangible assets was $437,000 and $512,000 as of December 31, 2018 and 2017, respectively. Goodwill, which is not amortizable, was $40,000 as of December 31, 2018 and 2017.

The estimated aggregate amortization expense for intangible assets, excluding goodwill, for each of the remaining years of the estimated useful life is as follows (in thousands):

2019	$75
2020	75
2021	75
2022	75
2023	75
Thereafter	62
Total	$437

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

Practical Expedients:

-	The Company applies the practical expedient for shipping and handling as fulfillment costs.
-	The Company expenses sales commissions as sales and marketing expenses in the period they are incurred.

Shipping Costs

Amounts billed to customers related to shipping and handling are classified as revenue, and the Company's shipping and handling costs are included in manufacturing cost of sales.

Research and Development Costs

Research and development costs are charged to operations as incurred. Such costs were approximately $1,947,000 and $1,827,000 in 2018 and 2017, respectively, and are included within engineering, selling and administrative expenses.

Advertising Expense

Advertising costs are charged to operations as incurred. Such costs were approximately $24,000 in 2018, compared with $18,000 in 2017, and are included within engineering, selling and administrative expenses.

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

For the years ended December 31, 2018 and 2017, there were options to purchase 15,608 shares and 42,676 shares, respectively, of common stock and for the year ended December 31, 2017, there were warrants to purchase 519,241 shares of common stock that were excluded from the diluted earnings per share computation because the impact of the assumed exercise of such stock options or warrants would have been anti-dilutive.

	Years Ended December 31,
	2018	2017
Weighted average shares outstanding - basic	4,748,609	2,929,641
Effect of diluted securities	126,422	105,463
Weighted average shares outstanding - diluted	4,875,031	3,035,104

Income Taxes

The Company's deferred income tax assets represent (a) temporary differences between the financial statement carrying amount and the tax basis of existing assets and liabilities that will result in deductible amounts in future years, and (b) the tax effects of net operating loss carry-forwards. In assessing the realizability of deferred tax assets in accordance with the provisions of ASC 740, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will or will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable.

The Company has determined the results of future operations of one of its foreign subsidiaries will generate enough taxable income that it is more likely than not that deferred tax assets of $127,000 generated from net operating losses (“NOL’s”) in a foreign subsidiary, can be utilized in the foreseeable future. The Company has also determined that a full valuation against the remaining net deferred tax assets is required and has recorded a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. Should a change in circumstances lead to a change in judgment about the ability to realize deferred tax assets in future years, the Company will adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income. The Company recognizes interest and/or penalties, if any, related to income tax matters in income tax expense.

Concentration Risk

In 2018, the Company's largest customer, an electronics contract manufacturing company in the aerospace and defense markets, accounted for $4,436,000, or 17.8% of the Company's total revenues, compared to $3,744,000, or 16.7%, in 2017.

A significant portion of the Company's accounts receivable is concentrated with a relatively small number of customers. As of December 31, 2018, four of the Company's largest customers accounted for approximately $1,043,000, or 30% of accounts receivable. As of December 31, 2017, four of the Company's largest customers accounted for approximately $1,100,000, or 32% of accounts receivable. The Company carefully evaluates the creditworthiness of its customers in deciding to extend credit, and utilizes letters of credit to further limit credit risk for export sales. As a result of these policies, the Company has experienced very low historical bad debt expense and believes the related risk to be minimal.

At various times throughout the year and at December 31, 2018, some deposits held at financial institutions were in excess of federally insured limits. The Company has not experienced any losses related to these balances and believes the related risk to be minimal.

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

Foreign Currency Translation

The assets and liabilities of international operations are re-measured at the exchange rates in effect at the balance sheet date for monetary assets and liabilities and at historical rates for non-monetary assets and liabilities, with the related re-measurement gains or losses reported within the consolidated statement of operations. The results of international operations are re-measured at the monthly average exchange rates. The Company's foreign subsidiaries and respective operations' functional currency is the U.S. dollar. The Company has determined this based upon the majority of transactions with customers as well as inter-company transactions and parental support being based in U.S. dollars. The Company has recognized a re-measurement loss of $74,000 and a re-measurement gain of $22,000, in 2018 and 2017, respectively, which is included within other income, net in the consolidated statements of operations.

Recently Issued Accounting Pronouncements

In March 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118,” to provide guidance for companies that may not have completed their accounting for the income tax effects of the Tax Cuts and Jobs Act (the “Tax Act”) in the period of enactment, which is the period that includes December 22, 2017. ASU 2018-05 provides for a provisional one year measurement period for entities to finalize their accounting for certain income tax effects related to the Tax Act. ASU 2018-05 requires disclosure of the reasons for incomplete accounting, additional information or analysis needed, among other relevant information. The Company finalized its provisional amounts during the fourth quarter of fiscal 2018 without recording any adjustment, completing its requirements under ASU 2018-05.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. The Company does not expect the adoption of ASU 2016-02 to have a material impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. ASU 2014-09 is the result of a collaborative effort by the FASB and the International Accounting Standards Board to simplify revenue recognition guidance, remove inconsistencies in the application of revenue recognition, and to improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to receive for those goods or services. For a public entity, this update is effective for annual and interim reporting periods beginning after December 15, 2017 with early adoption permitted. This standard can be applied on either a retrospective or modified retrospective approach. Since May, 2014, a number of ASU's have been issued which further refine the original guidance issued under ASU 2014-09 and are effective in conjunction with this original standard. ASU 2014-09 became effective for the Company on January 1, 2018 and was applied on a modified retrospective basis, with no cumulative effect of adoption to any of the financial statement line items.

No other new accounting pronouncements issued or effective during the fiscal year have had or are expected to have a material impact on the Company's consolidated financial statements.

B. Inventories

The Company reduces the value of its inventories to net realizable value when the net realizable value is believed to be less than the cost of the item. The inventory reserve for obsolescence as of December 31, 2018 and 2017 was $1,266,000 and $1,213,000, respectively.

	December 31,
	2018	2017
	(in thousands)
Raw materials	$1,719	$1,526
Work in process	1,807	1,337
Finished goods	940	1,012
Total Inventories, net	$4,466	$3,875

C. Related Party Transactions

Certain balances held and invested in various mutual funds are managed by a related entity (the "Fund Manager"), which is related through a director who is also a greater than 10% stockholder and currently serves as an executive officer of the Fund Manager. The brokerage and fund transactions in 2018 and 2017 were directed solely at the discretion of the Company’s management.

As of December 31, 2018, the balance with the Fund Manager totaled $16,270,000 , including $12,506,000 which is classified within cash and cash equivalents on the accompanying consolidated balance sheet, and $3,764,000 which is classified as marketable securities on the accompanying consolidated balance sheet. Amounts invested generated $203,000 of realized and unrealized investment income during 2018 that is included within other income, net on the accompanying unaudited consolidated statement of operations.

As of December 31, 2017, the balance with the Fund Manager totaled $14,842,000, including $11,050,000 which is classified within cash and cash equivalents on the accompanying consolidated balance sheet, and $3,792,000 which is classified as marketable securities on the accompanying consolidated balance sheet.

Fund management fees earned by the Fund Manager are anticipated to average less than 0.25% of the asset balances under management on an annual basis.

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

The following table summarizes the inputs to the option valuation model for the options granted during the years ended December 31, 2018 and 2017:

	2018	2017
Expected volatility	31%	27%
Dividend rate	0%	0%
Expected term (in years)	3.55	3.55
Risk-free rate	2.65%	2.01%

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

The following table summarizes information about stock options outstanding and exercisable at December 31, 2018:

	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Option Balances at December 31, 2017	181,385	$4.98	$1.30	2.4	$158
Options Granted	6,067	6.14	1.65
Options Exercised	(9,376)	3.89	0.94
Options Forfeited	(506)	4.34	0.87
Options Expired	(23,693)	7.26	2.33
Option Balances at December 31, 2018	153,877	$4.75	$1.18	2.0	$208
Options Exercisable at December 31, 2018	124,855	$4.61	$1.19	1.6	$186

The weighted-average grant-date fair value of options granted during the years 2018 and 2017 was $1.65 and $1.05, respectively. As of December 31, 2018, there was approximately $31,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements.

During the year ended December 31, 2018, the Company issued 6,516 shares with a weighted average grant date fair value of $6.14 per share. These shares were fully vested on the date of issuance. As of December 31, 2018, there were no unvested restricted shares granted under the Amended and Restated 2011 Incentive Plan.

The Amended and Restated 2011 Incentive Plan had 428,468 shares remaining available for future issuance at December 31, 2018.

E. Income Taxes

On December 22, 2017, the U.S. enacted the Tax Act. The Tax Act significantly changes U.S. corporate income tax law. Among other changes effective in 2017, the Tax Act requires companies to pay a one-time tax on certain unrepatriated earnings of foreign subsidiaries. The Company calculated the impact of the Tax Act in its income tax provision for the year ended December 31, 2018 in accordance with its understanding of the Tax Act and guidance available as of the date of its filing of its 2018 results.

The Company recognized tax expense of $1,662,000 for the year ended December 31, 2017 related to the remeasurement of certain deferred tax assets and liabilities from 34% to 21%. The most material deferred taxes to be remeasured related to inventory reserves, net operating losses (after reduction for the one-time transition tax) and property, plant and equipment. This tax expense from remeasurement of deferred tax assets had no impact on our effective tax rate as it was completely offset by the Company’s valuation allowance.

The Company also recognized provisional tax expense of $565,000 for the year ended December 31, 2017 related to the one-time transition tax on the deemed repatriation of foreign earnings. The calculation of the one-time tax is quite complex, requiring determinations of liquid asset balances over three years, determination of foreign earnings and profits (“E&P," a U.S. tax measure) at multiple dates, and multiple other computations. Our provisional calculated tax expense was impacted by cash and other liquid assets taxable at a 15.5% rate and the balance of non-cash E&P taxable at 8%. The one-time transition tax had no impact on our 2017 or 2018 effective tax rate as it was completely offset by the Company’s valuation allowance. Upon gathering all necessary data and interpreting additional guidance from tax authorities to complete the analysis, our provisional amount for 2017 was finalized without adjustment in the fourth quarter of 2018.

Income tax provision for the years ended December 31, 2018 and 2017 is as follows:

	2018	2017
	(in thousands)
Current:
Federal	$(57)	$—
State and local	20	18
Foreign	156	43
Total Current	119	61
Deferred:
Federal	616	1,637
State and local	(86)	42
Foreign	46	41
Total before change in valuation allowance	576	1,720
Change in Valuation Allowance	(530)	(1,679)
Net Deferred	46	41
Income tax provision	$165	$102

A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes is detailed below:

	2018	2017
	(in thousands)
Tax provision at expected statutory rate	$330	$75
State taxes, net of federal benefit	43	81
Permanent differences	122	450
Credits	(82)	(106)
Foreign tax expense, and other	420	(381)
Change in rate	(138)	1,662
Change in valuation allowance	(530)	(1,679)
Provision for income taxes	$165	$102

Income (loss) before income taxes from domestic operations was $972,000 and ($65,000) in 2018 and 2017, respectively. Income before income taxes from foreign operations was $598,000 and $284,000 in 2018 and 2017, respectively.

The Company has a total federal NOL carry-forward of $9,429,000 as of December 31, 2018. This federal NOL carry-forward expires through 2038 if not utilized prior to that date. The Company has total state NOL carry-forwards of $15,906,000 as of December 31, 2018. These state NOL carry-forwards expire through 2038 if not utilized prior to that date. The Company has research and development tax credit carry-forwards of approximately $1,598,000 at December 31, 2018 that can be used to reduce future income tax liabilities and expire principally between 2020 and 2038. The Company has foreign tax credit carry-forwards of approximately $368,000 at December 31, 2018 that are available to reduce future U.S. income tax liabilities subject to certain limitations. These foreign tax credit carry-forwards expire at various times between 2019 and 2020.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will or will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Based upon the weighting of positive and negative evidence, the Company has determined the results of future operations of one of its foreign subsidiaries will generate enough taxable income that it is more likely than not that deferred tax assets of $127,000 at December 31, 2018, generated from foreign NOLs, can be utilized in the foreseeable future. The Company has also determined that a full valuation against the remaining net deferred tax assets is required and has recorded a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. Should a change in circumstances lead to a change in judgment about the ability to realize deferred tax assets in future years, the Company will adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income. The Company recognizes interest and/or penalties, if any, related to income tax matters in income tax expense.

Deferred income taxes for 2018 and 2017 were provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Tax effects of temporary differences and carry-forwards at December 31, 2018 and 2017 were as follows:

	December 31, 2018		December 31, 2017
	Deferred Tax		Deferred Tax
	Asset	Liability	Asset	Liability
	(in thousands)
Inventory reserve	$301	$—	$325	$—
Fixed assets	—	90	—	141
Other reserves and accruals	207	—	133	—
Stock-based compensation	23	—	18	—
Other	—	24	—	29
Tax credit carry-forwards	1,966	—	2,284	—
Federal tax loss carry-forwards	1,980	—	2,380	—
State tax loss carry-forwards	734	—	657	—
Foreign tax loss carry-forwards	127	—	173	—
Total deferred income taxes	5,338	$114	5,970	$170
Valuation allowance	(5,097)		(5,627)
Net deferred tax assets	$127		$173

The Company will recognize any interest and penalties related to unrecognized tax positions in income tax expense. At the date of adoption of ASC 740, the Company did not have a liability for unrecognized tax positions. In addition, the Company did not record any increases or decreases to its liability for unrecognized tax positions during the years ended December 31, 2018 or 2017. Accordingly, the Company has not accrued for any interest and penalties as of December 31, 2018 or 2017. The Company does not anticipate any change in its liability for unrecognized tax positions over the next fiscal year.

The Company files income tax returns in the U.S. federal, various state, Hong Kong and India jurisdictions. The statute of limitations for assessment by the Internal Revenue Service ("IRS") and state tax authorities is open for tax years ended December 31, 2015, 2016 and 2017, although carry-forward attributes that were generated prior to tax year 2015, including NOL carry-forwards and tax credits, may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. The Company is generally subject to examinations by foreign tax authorities from 2013 to the present.

F. CNB Loan

On December 31, 2016, MtronPTI renewed its Loan Agreement (the "CNB Loan Agreement") with City National Bank of Florida ("City National"). The CNB Loan Agreement provided for a revolving line of credit in the amount of $3.0 million (the "CNB Revolver"), bearing interest at a variable rate equal to 30-day LIBOR plus 200 basis points to be set on the first day of each month, expiring on September 30, 2018. The CNB Loan Agreement also provided that MtronPTI will pay City National a fee equal to 0.75% per year on the daily unused amount. The Company's obligations under the CNB Loan Agreement were secured only by cash collateral and did not require any other liens.

At December 31, 2017, there was no balance outstanding under the CNB Revolver. The CNB Revolver expired September 30, 2018.

G. Stockholders' Equity

Share Repurchase Program

On August 29, 2011, the Board authorized the Company to repurchase up to 100,000 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized and available for repurchase under the Company's existing share repurchase program to 540,000 shares, at such times, amounts and prices as the Company shall deem appropriate. As of December 31, 2018, the Company had repurchased a total of 81,584 shares of common stock at a cost of $580,000, which shares are currently held in treasury.

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

Assets

To estimate the market value of its cash and cash equivalents and marketable securities, the Company obtains current market pricing from quoted market sources or uses pricing for identical securities. Assets measured at fair value on a recurring basis are summarized below.

(in thousands)	Level 1	Level 2	Level 3	Total December 31, 2018
Marketable Equity Security	$11	$—	$—	$11
Equity Mutual Fund	$—	$3,764	$—	$3,764
U.S. Treasury Mutual Fund	$12,506	$—	$—	$12,506

(in thousands)	Level 1	Level 2	Level 3	Total December 31, 2017
Marketable Equity Security	$3,803	$—	$—	$3,803
U.S. Treasury Mutual Fund	$11,866	$—	$—	$11,866

There were no transfers to or from level 2 to level 3 during the reporting periods.  The Company also has assets that may be subject to measurement at fair value on a non-recurring basis, including goodwill and intangible assets, and other long-lived assets. There were no liabilities subject to fair value on a non-recurring or recurring basis as of December 31, 2018 or 2017.

As of December 31, 2018, The Company had investments in two mutual funds. The Equity Mutual Fund noted above is invested in the Gabelli ABC Fund, and the U.S. Treasury Mutual Fund is invested in the Gabelli US Treasury Money Market Fund.

The Company reviews goodwill annually and the carrying value of long-lived assets whenever events and circumstances indicate that the carrying amounts of the assets may not be recoverable. If it is determined that the assets are impaired, the carrying value would be reduced to estimated recoverable value.

I. Employee Benefit Plans

The Company offers a defined contribution plan for eligible employees, in which the Company makes discretionary contributions up to 50% of the first 6% of eligible compensation contributed by participants. The Company contributed approximately $118,000 and $116,000 in discretionary contributions during 2018 and 2017, respectively. Participants vest in employer contributions starting after their second year of service at 20% increments, vesting 100% in year six.

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

Rent Expense

Rent expense under operating leases was $393,000 and $285,000 for the years ended December 31, 2018 and 2017, respectively. The Company leases certain property and equipment, including warehousing, and sales and distribution equipment, under operating leases that extend from one to two years. Certain of these leases have renewal options.

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

	Years Ended December 31,
	2018	2017
	(in thousands)
Revenues from Operations
Electronic components	$23,793	$21,516
Electronic instruments	1,077	886
Total consolidated revenues	$24,870	$22,402
Operating Income from Operations
Electronic components	$2,525	$1,260
Electronic instruments	49	56
Unallocated corporate expense	(1,144)	(1,040)
Consolidated total operating income	1,430	276
Interest income (expense), net	2	(11)
Other income (expense), net	138	(46)
Total other income (expense)	140	(57)
Income Before Income Taxes	$1,570	$219
Capital Expenditures
Electronic components	$324	$131
Electronic instruments	—	—
General corporate	—	—
Total capital expenditures	$324	$131
Total Assets
Electronic components	$11,877	$11,899
Electronic instruments	861	811
General corporate	17,337	14,845
Consolidated total assets	$30,075	$27,555

L. Domestic and Foreign Revenues

Significant foreign revenues from operations (10% or more of foreign sales) were as follows (in thousands):

	Years Ended December 31,
	2018	2017
	(in thousands)
Malaysia	$3,153	$3,038
All other foreign countries	3,044	3,275
Total foreign revenues	$6,197	$6,313
Total domestic revenues	$18,673	$16,089

The Company allocates its foreign revenue based on the customer's ship-to location.