Form 10-Q
period 2019-03-31
LGL GROUP INC
filed 2019-05-09
CIK 61004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	LGL	NYSE American

As of May 3, 2019, the registrant had 4,872,928 shares of common stock, $0.01 par value per share, outstanding.

Securities registered pursuant to Section 12(b) of the Act:

THE LGL GROUP, INC.

Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2019

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except par value and share amounts)

	March 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$10,298	$15,508
Marketable securities	8,852	3,775
Accounts receivable, net of allowances of $32 and $40, respectively	4,399	3,394
Inventories, net	5,173	4,466
Prepaid expenses and other current assets	295	242
Total Current Assets	29,017	27,385
Property, plant and equipment:
Land	536	536
Buildings and improvements	4,315	4,029
Machinery and equipment	17,129	17,012
Gross property, plant and equipment	21,980	21,577
Less: accumulated depreciation	(19,592)	(19,491)
Net property, plant, and equipment	2,388	2,086
Intangible assets, net	458	477
Deferred income taxes, net	114	127
Other assets, net	142	—
Total Assets	$32,119	$30,075
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,428	$1,418
Accrued compensation and commissions	1,280	1,143
Other accrued expenses	429	191
Total Current Liabilities	4,137	2,752
Commitments and Contingencies (Note L)
Stockholders’ Equity
Common stock, $0.01 par value - 10,000,000 shares authorized; 4,927,012 shares issued and 4,845,428 shares outstanding at March 31, 2019, and 4,912,762 shares issued and 4,831,178 shares outstanding at December 31, 2018	49	49
Additional paid-in capital	41,100	41,023
Accumulated deficit	(12,587)	(13,169)
Treasury stock, 81,584 shares held in treasury at cost at March 31, 2019 and December 31, 2018	(580)	(580)
Accumulated other comprehensive income	—	—
Total Stockholders' Equity	27,982	27,323
Total Liabilities and Stockholders' Equity	$32,119	$30,075

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
REVENUES	$6,632	$5,945
Costs and expenses:
Manufacturing cost of sales	4,215	3,716
Engineering, selling and administrative	1,983	2,071
OPERATING INCOME	434	158
Other Income:
Interest income, net	1	12
Other income, net	153	24
Total Other Income, Net	154	36
INCOME BEFORE INCOME TAXES	588	194
Income tax expense	6	1
NET INCOME	$582	$193
Basic per share information:
Weighted average shares outstanding	4,838,568	4,696,415
Net income	$0.12	$0.04
Diluted per share information:
Weighted average shares outstanding	4,959,636	4,806,196
Net income	$0.12	$0.04

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(In thousands, except share amounts)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2018	4,831,178	$49	$41,023	$(13,169)	$(580)	$-	$27,323
Net income				582			582
Exercise of stock options	14,250	—	71				71
Stock-based compensation			6				6
Balance at March 31, 2019	4,845,428	$49	$41,100	$(12,587)	$(580)	$-	$27,982

Balance at December 31, 2017	4,692,893	$47	$40,035	$(14,609)	$(580)	$35	$24,928
Net income				193			193
Cumulative effect adjustment from adoption of ASU 2016-01				35		(35)	—
Exercise of stock options	5,500	—	22				22
Stock-based compensation			7				7
Balance at March 31, 2018	4,698,393	$47	$40,064	$(14,381)	$(580)	$-	$25,150

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES
Net income	$582	$193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	101	104
Amortization of finite-lived intangible assets	18	18
Recovery of note receivable	—	(4)
Stock-based compensation	6	7
Gain on marketable securities	(77)	(12)
Deferred income tax expense	13	(7)
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(1,005)	(259)
Increase in inventories, net	(707)	(133)
(Increase) decrease in prepaid expenses and other assets	(52)	72
Increase in accounts payable, accrued compensation and commissions and other accrued liabilities	1,243	179
Net cash provided by operating activities	122	158
INVESTING ACTIVITIES
Purchase of marketable securities, net	(5,000)	-
Capital expenditures	(403)	(172)
Net cash used in investing activities	(5,403)	(172)
FINANCING ACTIVITIES
Proceeds from stock option exercise	71	22
Net cash provided by financing activities	71	22
(Decrease) increase in cash and cash equivalents	(5,210)	8
Cash and cash equivalents at beginning of period	15,508	13,250
Cash and cash equivalents at end of period	$10,298	$13,258
Supplemental Disclosure:
Cash paid for interest	$6	$11
Cash paid for income taxes	$10	$9

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

A.	Subsidiaries of the Registrant

The LGL Group, Inc. (the “Company”), incorporated in 1928 under the laws of the State of Indiana and reincorporated under the laws of the State of Delaware in 2007, is a diversified holding company with subsidiaries engaged in the designing, manufacturing and marketing of highly-engineered, high reliability frequency and spectrum control products used to control the frequency or timing of signals in electronic circuits, and in the design of high performance Frequency and Time Reference Standards that form the basis for timing and synchronization in various applications.

As of March 31, 2019, the subsidiaries of the Company were as follows:

Owned By The LGL Group, Inc.
M-tron Industries, Inc.	100.0%
Piezo Technology, Inc.	100.0%
Piezo Technology India Private Ltd.	99.9%
M-tron Asia, LLC	100.0%
M-tron Industries, Ltd.	100.0%
GC Opportunities Ltd.	100.0%
M-tron Services, Ltd.	100.0%
Precise Time and Frequency, LLC	100.0%
Lynch Systems, Inc.	100.0%

The Company operates through its two principal subsidiaries, M-tron Industries, Inc. (“MtronPTI”), which includes the operations of Piezo Technology, Inc. (“PTI”) and M-tron Asia, LLC (“Mtron”), and Precise Time and Frequency, LLC (“PTF”). The Company operates in two identified segments. The first segment, the electronic components segment, is focused on the design and manufacture of highly-engineered, high reliability frequency and spectrum control products. These electronic components ensure reliability and security in aerospace and defense communications, low noise and base accuracy for laboratory instruments, and synchronous data transfers throughout the wireless and Internet infrastructure. The second segment, the electronic instruments segment, is focused on the design and manufacture of high performance Frequency and Time Reference Standards that form the basis for timing and synchronization in various applications. The Company has operations in Orlando, Florida, Yankton, South Dakota, Wakefield, Massachusetts and Noida, India and sales offices in Austin, Texas and Hong Kong.

B.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019.

This interim information should be read in conjunction with the audited consolidated financial statements and related notes thereto set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2019. The accompanying unaudited condensed consolidated financial statements should also be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.

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

Other Comprehensive Income

Our comprehensive income for the three months ended March 31, 2019 and March 31, 2018 consisted entirely of net income. Therefore a consolidated statement of comprehensive income is not presented for the three months ended March 31, 2019 and March 31, 2018.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”, to require lessees to recognize all leases, with limited exceptions, on the balance sheet. The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Subsequently, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842”, ASU 2018-11, “Targeted Improvements”, ASU 2018-20, “Narrow-Scope Improvements for Lessors”, and ASU 2019-01, “Codification Improvements”, to clarify and amend the guidance in ASU 2016-02. The Company adopted the ASUs effective January 1, 2019 resulting in the addition of $142,000 to other assets, with an equal offset to liabilities. The adoption of the ASUs did not have a material impact on the condensed consolidated statement of operations or the condensed consolidated statement of cash flows.

C.	Related Party Transactions

Certain balances held and invested in various mutual funds are managed by a related entity (the "Fund Manager"), which is related through a director who is also a greater than 10% stockholder and currently serves as an executive officer of the Fund Manager. The brokerage and fund transactions in 2019 and 2018 were directed solely at the discretion of the Company’s management.

As of March 31, 2019, the balance with the Fund Manager totaled $17,615,000, including $8,775,000 which is classified within cash and cash equivalents on the accompanying unaudited consolidated balance sheets, and $8,840,000 which is classified within marketable securities on the accompanying unaudited consolidated balance sheets. Amounts invested generated $146,000 of realized and unrealized investment income during 2019 that is included within other income, net on the accompanying unaudited consolidated statements of operations. Fund management fees are anticipated to average less than 0.35% of the asset balances under management on an annual basis.

As of December 31, 2018, the balance with the Fund Manager totaled $16,270,000, including $12,506,000 which is classified within cash and cash equivalents on the accompanying unaudited consolidated balance sheets, and $3,764,000 which is classified as marketable securities on the accompanying unaudited consolidated balance sheets.

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

	Level 1	Level 2	Level 3	Total at March 31, 2019
Marketable Equity Security	$12	$—	$—	$12
Equity Mutual Fund	—	8,840	—	8,840
U.S. Treasury Mutual Fund	8,775	—	—	8,775
	$8,787	$8,840	$—	$17,627

	Level 1	Level 2	Level 3	Total at December 31, 2018
Marketable Equity Security	$11	$—	$—	$11
Equity Mutual Fund	—	3,764	—	3,764
U.S. Treasury Mutual Fund	12,506	—	—	12,506
	$12,517	$3,764	$—	$16,281

There were no transfers from level 2 to level 3 during the periods presented. There were no level 3 assets as of March 31, 2019 or December 31, 2018. The Company also has assets that may be subject to measurement at fair value on a non-recurring basis, including goodwill and intangible assets, and other long-lived assets. There were no liabilities subject to fair value on a non-recurring or recurring basis as of March 31, 2019 or December 31, 2018.

The Company reviews goodwill and the carrying value of long-lived assets at least annually or whenever events and circumstances indicate that the carrying amounts of the assets may not be recoverable. If it is determined that the assets are impaired, the carrying value would be reduced to estimated fair value.

E.Inventories

Inventories are valued at the lower of cost or net realizable value using the FIFO (first-in, first-out) method. The Company reduces the value of its inventories to net realizable value when the net realizable value is believed to be less than the cost of the item. The inventory reserve for obsolescence as of March 31, 2019 and December 31, 2018 was $1,341,000 and $1,266,000, respectively.

Inventories are comprised of the following (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$2,247	$1,719
Work in process	2,034	1,807
Finished goods	892	940
Total Inventories, net	$5,173	$4,466

F.	Intangible Assets

Intangible assets are recorded at cost less accumulated amortization which is included in engineering, selling and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. Amortization is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range up to 10 years. The intangible assets consist of intellectual property and goodwill. The net carrying value of the amortizable intangible assets was $418,000 and $437,000 as of March 31, 2019 and December 31, 2018, respectively. Goodwill, which is not amortizable, was $40,000 as of both March 31, 2019 and December 31, 2018.

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

Compensation expense related to share-based compensation is recognized over the applicable vesting periods. As of March 31, 2019, there was approximately $25,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements that will be recognized over a weighted average period of 1.3 years.

H.	Earnings Per Share

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

For the three months ended March 31, 2019 and 2018, there were options to purchase 6,067 shares and 9,541 shares, respectively, of the Company's common stock and for the three months ended March 31, 2018, there were warrants to purchase 519,241 shares of common stock that were excluded from the diluted earnings per share computation because the impact of the assumed exercise of such stock options or warrants would have been anti-dilutive during the respective periods.

The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Weighted average shares outstanding - basic	4,838,568	4,696,415
Effect of diluted securities	121,068	109,781
Weighted average shares outstanding - diluted	4,959,636	4,806,196

I.	Stockholders’ Equity

Share Repurchase Program

On August 29, 2011, the Company’s board of directors (the “Board”) authorized the Company to repurchase up to 100,000 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized and available for repurchase under the Company's existing share repurchase program to 540,000 shares, at such times, amounts and prices as the Company shall deem appropriate. As of March 31, 2019, the Company had repurchased a total of 81,584 shares of common stock at a cost of $580,000, which shares are currently held in treasury.

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

	Three Months Ended March 31,
	2019	2018
Revenues from Operations
Electronic components	$6,331	$5,731
Electronic instruments	301	214
Total consolidated revenues	$6,632	$5,945
Operating Income
Electronic components	$558	$550
Electronic instruments	93	2
Unallocated corporate expense	(217)	(394)
Total operating income	434	158
Interest income, net	1	12
Other income, net	153	24
Total other income	154	36
Income Before Income Taxes	$588	$194

Operating income is equal to revenues less cost of sales and operating expenses, excluding investment income, interest expense, and income taxes.

K.	Domestic and Foreign Revenues

Significant foreign revenues from operations (10% or more of foreign sales) were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Malaysia	$825	$695
Hong Kong	267	105
All other foreign countries	617	634
Total foreign revenues	$1,709	$1,434
Total domestic revenue	$4,923	$4,511

The Company allocates its foreign revenue based on the customer's ship-to location.

L.	Commitments and Contingencies

In the ordinary course of business, the Company and its subsidiaries may become defendants in certain product liability, patent infringement, worker claims and other litigation. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with the audited consolidated financial statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. The terms “we,” “us,” “our,” and the “Company” refer to The LGL Group, Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated financial statements and the notes thereto.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q of the Company and the Company's other communications and statements, other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about the Company's beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company's control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan," "target," "goal," and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. Therefore, such statements are not intended to be a guarantee of the Company's performance in future periods. The Company's actual future results may differ materially from those set forth in the Company's forward-looking statements. For information concerning these factors and related matters, see "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 21, 2019, this Quarterly Report on Form 10-Q and our other filings with the SEC. However, other factors besides those referenced could adversely affect the Company's results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Quarterly Report on Form 10-Q. The Company does not undertake to update any forward-looking statement, except as required by law. As a result, you should not place undue reliance on these forward-looking statements.

Results of Operations

Three months ended March 31, 2019 compared to three months ended March 31, 2018

Consolidated Revenues, Gross Margin and Backlog

Total revenues for the three months ended March 31, 2019 were $6,632,000, an increase of $687,000, or 11.6%, from revenues of $5,945,000 for the three months ended March 31, 2018. Revenue growth was due primarily to increased filter sales of $345,000, and increased sales of $171,000 from our time and frequency products, along with increased sales of purchased products of $162,000.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues decreased slightly to 36.4% for the three months ended March 31, 2019, from 37.5% for the three months ended March 31, 2018. The decrease reflects a shift in our product mix shipped during the quarter. The Company continues to execute its long-term strategic shift toward higher margin products, but there are still fluctuations of product mix in the short-term.

As of March 31, 2019, our order backlog was $21,301,000, which is an increase of 60.2% compared to the backlog of $13,294,000 as of March 31, 2018. The increase is indicative of a favorable market and LGL’s stronger execution in delivering design wins and building backlog. The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent, which we have determined are firm orders likely to be fulfilled in the next 12 months.

Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any. We expect to fill our entire order backlog within the next twelve months, but cannot provide assurances as to what portion of the order backlog will be fulfilled in a given year.

Stock-Based Compensation

For the three months ended March 31, 2019 and 2018, stock-based compensation expense was $6,000 and $7,000, respectively. Compensation expense related to stock-based compensation is recognized over the applicable vesting periods. As of March 31, 2019, there was approximately $25,000 of total unrecognized compensation expense related to unvested stock-based compensation arrangements.

Operating Income

Operating income of $434,000 for the three months ended March 31, 2019 was an improvement of $276,000 from operating income of $158,000 for the three months ended March 31, 2018. This was primarily due to the increase in revenues, net of the reduction in gross margin from the changes in product mix noted above.

Other Income, Net

For the three months ended March 31, 2019, other income, net was $153,000 compared to $24,000 for the three months ended March 31, 2018. The current period other income, net consists of $146,000 gain from our investment portfolio, along with foreign currency translation gains from settled transactions of $7,000. The prior period other income, net includes a $16,000 gain from our investment portfolio and $4,000 from a recovery on a previously written down note receivable, along with foreign currency translation gains from settled transactions of $4,000.

Income Tax Provision

We recorded a tax provision of $6,000 and $1,000 for the three months ended March 31, 2019 and 2018, respectively. The increase resulted primarily from income in our foreign subsidiaries.

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

The Company periodically undertakes a review of its valuation allowance and it evaluates all positive and negative factors that may affect whether it is more probable than not that the Company would realize its future tax benefits. As positive factors continue to be present given our recent economic performance, the potential result would be a full or partial release of the valuation allowance on the deferred tax asset recognized in prior periods. At March 31, 2019, the balance in the valuation allowance was approximately $4.9 million. Any release of the valuation allowance would be recognized in the statements of operations. The balance of the deferred tax asset was approximately $5 million and $5.2 million as of March 31, 2019 and December 31, 2018, with a related valuation allowance of $4.9 million and $5.1 million, respectively.

Net Income

Net income for the three months ended March 31, 2019 was $582,000 compared to $193,000 for the three months ended March 31, 2018 due to the factors noted above. Basic and diluted net income per share for the three months ended March 31, 2019 and 2018 was $0.12 and $0.04, respectively.

Liquidity and Capital Resources

As of March 31, 2019 and December 31, 2018, cash and cash equivalents were $10,298,000 and $15,508,000, respectively. In the first quarter of 2019, we invested $5,000,000 in an equity mutual fund, which is classified as marketable securities on our consolidated balance sheets.

Cash provided by operating activities was $122,000 and $158,000 for the three months ended March 31, 2019 and 2018, respectively. The $36,000 decrease was due primarily to a year-over-year increase in net income of $389,000, offset by a year-over-year change in working capital accounts of $(380,000), and decreases in non-cash adjustments for gain on marketable securities of $(65,000).

Cash used in investing activities for the three months ended March 31, 2019 and 2018 was $5,403,000 and $172,000, respectively. The increase in the use of cash was primarily due to the purchase of $5,000,000 in marketable securities in the first quarter, and $231,000 in increased capital expenditures.

For the three months ended March 31, 2019, cash provided by financing activities represented $71,000 received by the Company for the exercise of stock options. For the three months ended March 31, 2018, financing activities represented $22,000 received by the company for the exercise of stock options.

As of March 31, 2019, our consolidated working capital was $24,880,000 compared to $24,633,000 as of December 31, 2018. As of March 31, 2019, we had current assets of $29,017,000, current liabilities of $4,137,000 and a ratio of current assets to current liabilities of 7.01 to 1.00. As of December 31, 2018, we had current assets of $27,385,000, current liabilities of $2,752,000 and a ratio of current assets to current liabilities of 9.95 to 1.00. Management continues to focus on efficiently managing working capital requirements to match operating activity levels, and will seek to deploy the Company’s working capital where it will generate the greatest returns.

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

There have been no significant changes to our critical accounting policies from those described in Note A – Accounting and Reporting Policies to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2019 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2019, were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2019, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On August 29, 2011, the Board authorized the Company to repurchase up to 100,000 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized and available for repurchase under the Company's existing share repurchase program to 540,000 shares, at such times, amounts and prices as the Company shall deem appropriate. There is no expiration date for this program. As of March 31, 2019, the Company has repurchased a total of 81,584 shares of common stock under this program at a cost of $580,000, which shares are currently held in treasury; however, no shares were repurchased by the Company during the three months ended March 31, 2019.

Item 6.	Exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K):

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

THE LGL GROUP, INC.
Date: May 9, 2019	By:	/s/ Michael J. Ferrantino, Sr.
Michael J. Ferrantino, Sr.
President and Chief Executive Officer (Principal Executive Officer)
Date: May 9, 2019	By:	/s/ James W. Tivy
James W. Tivy
Chief Financial Officer (Principal Financial and Accounting Officer)