Form 10-Q
period 2019-06-30
LGL GROUP INC
filed 2019-08-12
CIK 61004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Yes  ☐    No  ☒

As of August 7, 2019, the registrant had 4,893,228 shares of common stock, $0.01 par value per share, outstanding.

THE LGL GROUP, INC.

Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2019

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except par value and share amounts)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$9,820	$15,508
Marketable securities	8,920	3,775
Accounts receivable, net of allowances of $90 and $40, respectively	5,041	3,394
Inventories, net	5,761	4,466
Prepaid expenses and other current assets	271	242
Total Current Assets	29,813	27,385
Property, plant and equipment:
Land	536	536
Buildings and improvements	4,545	4,029
Machinery and equipment	17,188	17,012
Gross property, plant and equipment	22,269	21,577
Less: accumulated depreciation	(19,693)	(19,491)
Net property, plant, and equipment	2,576	2,086
Intangible assets, net	439	477
Deferred income taxes, net	103	127
Right-of-use lease asset	408	—
Total Assets	$33,339	$30,075
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,255	$1,418
Accrued compensation and commissions	1,211	1,143
Other accrued expenses	749	191
Total Current Liabilities	4,215	2,752
Commitments and Contingencies (Note L)
Stockholders’ Equity
Common stock, $0.01 par value - 10,000,000 shares authorized; 4,958,062 shares issued and 4,886,478 shares outstanding at June 30, 2019, and 4,912,762 shares issued and 4,831,178 shares outstanding at December 31, 2018	49	49
Additional paid-in capital	41,303	41,023
Accumulated deficit	(11,648)	(13,169)
Treasury stock, 81,584 shares held in treasury at cost at June 30, 2019 and December 31, 2018	(580)	(580)
Accumulated other comprehensive income	—	—
Total Stockholders' Equity	29,124	27,323
Total Liabilities and Stockholders' Equity	$33,339	$30,075

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUES	$7,838	$6,157	$14,470	$12,102
Costs and expenses:
Manufacturing cost of sales	4,706	3,594	8,921	7,310
Engineering, selling and administrative	2,276	2,074	4,259	4,145
OPERATING INCOME	856	489	1,290	647
Other Income:
Interest (expense) income, net	-	(6)	1	6
Other income, net	117	67	270	91
Total Other Income, Net	117	61	271	97
INCOME BEFORE INCOME TAXES	973	550	1,561	744
Income tax expense	34	78	40	79
NET INCOME	$939	$472	$1,521	$665
Basic per share information:
Weighted average shares outstanding	4,888,059	4,698,393	4,857,603	4,697,415
Net income	$0.19	$0.10	$0.31	$0.14
Diluted per share information:
Weighted average shares outstanding	4,972,418	4,804,165	4,962,110	4,804,621
Net income	$0.19	$0.10	$0.31	$0.14

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands, except share amounts)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2018	4,831,178	$49	$41,023	$(13,169)	$(580)	$-	$27,323
Net income, Q1, 2019				582			582
Exercise of stock options	14,250	—	71				71
Stock-based compensation			6				6
Balance at March 31, 2019	4,845,428	$49	$41,100	$(12,587)	$(580)	$-	$27,982
Net income, Q2, 2019				939			939
Exercise of stock options	41,050	—	197				197
Stock-based compensation			6				6
Balance at June 30, 2019	4,886,478	$49	$41,303	$(11,648)	$(580)	$-	$29,124

Balance at December 31, 2017	4,692,893	$47	$40,035	$(14,609)	$(580)	$35	$24,928
Net income, Q1, 2018				193			193
Cumulative effect adjustment from adoption of ASU 2016-01				35		(35)	—
Exercise of stock options	5,500	—	22				22
Stock-based compensation			7				7
Balance at June 30, 2018	4,698,393	$47	$40,064	$(14,381)	$(580)	$-	$25,150
Net income, Q2, 2018				472			472
Stock-based compensation			6				6
Issuance costs for rights offering			(28)				(28)
Balance at June 30, 2018	4,698,393	$47	$40,042	$(13,909)	$(580)	$-	$25,600

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$1,521	$665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	202	211
Amortization of finite-lived intangible assets	38	38
Recovery of note receivable	—	(4)
Stock-based compensation	12	13
Unrealized gain on marketable securities	(145)	(86)
Deferred income tax expense	24	18
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(1,647)	(487)
Increase in inventories, net	(1,295)	(427)
(Increase) decrease in prepaid expenses and other assets	(29)	137
Increase in accounts payable, accrued compensation and commissions and other accrued liabilities	1,055	192
Net cash (used in) provided by operating activities	(264)	270
INVESTING ACTIVITIES
Purchase of marketable securities, net	(5,000)	-
Capital expenditures	(692)	(202)
Net cash used in investing activities	(5,692)	(202)
FINANCING ACTIVITIES
Proceeds from stock option exercise	268	22
Net cash provided by financing activities	268	22
(Decrease) increase in cash and cash equivalents	(5,688)	90
Cash and cash equivalents at beginning of period	15,508	13,250
Cash and cash equivalents at end of period	$9,820	$13,340
Supplemental Disclosure:
Cash paid for interest	$6	$17
Cash paid for income taxes	$58	$34
Non-Cash Disclosure:
Right-of-use assets offset by operating lease liabilities	$408	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

A.	Subsidiaries of the Registrant

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

As of June 30, 2019, the subsidiaries of the Company were as follows:

Owned By The LGL Group, Inc.
Mtron Systems Acquisition Holdings Company, LLC	100.0%
Mtron Systems Acquisition Corp.	100.0%
M-tron Systems Holdings, LLC	100.0%
M-tron Industries, Inc.	100.0%
Piezo Technology, Inc.	100.0%
Piezo Technology India Private Ltd.	99.9%
M-tron Asia, LLC	100.0%
M-tron Industries, Ltd.	100.0%
GC Opportunities Ltd.	100.0%
M-tron Services, Ltd.	100.0%
Precise Time and Frequency, LLC	100.0%
Lynch Systems, Inc.	100.0%

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

The Company recently added three subsidiaries as part of an effort to reorganize the subsidiaries and to plan potential available strategies for acquisitions. These were Mtron Systems Acquisition Holdings Company, LLC, Mtron Systems Acquisition Corp., and Mtron Systems Holdings, LLC.

B.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019.

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

Income Taxes

Based on our assessment of the uncertainty surrounding the realization of the favorable tax attributes in future tax returns in accordance with the provisions of ASC 740, Income Taxes, we have determined that it is more likely than not that certain deferred tax assets generated from foreign net operating losses can be utilized in the foreseeable future and a valuation allowance for these assets is not required. We also determined that a full valuation against the remaining U.S. net deferred tax assets is required and have recorded a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

The Company periodically undertakes a review of its valuation allowance and it evaluates all positive and negative factors that may affect whether it is more probable than not that the Company would realize its future tax benefits. As positive factors continue to be present given our recent economic performance, the potential result would be a full or partial release of the valuation allowance on the deferred tax asset initially recognized in prior periods. The net balance of the deferred tax asset was approximately $4.8 million and $5.2 million as of June 30, 2019 and December 31, 2018, respectively, with a related valuation allowance of $4.7 million and $5.1 million, respectively. Any release of the valuation allowance would be recognized in the statements of operations.

Other Comprehensive Income

Our comprehensive income for the six months ended June 30, 2019 and June 30, 2018 consisted entirely of net income. Therefore a consolidated statement of comprehensive income is not presented for the six months ended June 30, 2019 and June 30, 2018.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”, to require lessees to recognize all leases, with limited exceptions, on the balance sheet. The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Subsequently, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842”, ASU 2018-11, “Targeted Improvements”, ASU 2018-20, “Narrow-Scope Improvements for Lessors”, and ASU 2019-01, “Codification Improvements”, to clarify and amend the guidance in ASU 2016-02. The Company’s adoption of the ASUs effective January 1, 2019 resulted in the recording of lease assets and lease liabilities of $142,000 on the consolidated balance sheet during Q1 of 2019 and did not have a material impact on the condensed consolidated statements of operations or the condensed consolidated statements of cash flows.

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

As of June 30, 2019, the balance with the Fund Manager totaled $17,735,000, including $8,827,000 which is classified within cash and cash equivalents on the accompanying unaudited consolidated balance sheets, and $8,908,000 which is classified within marketable securities on the accompanying unaudited consolidated balance sheets. Amounts invested generated $265,000 of realized and unrealized investment income during 2019 that is included within other income, net on the accompanying unaudited consolidated statements of operations. Fund management fees are anticipated to average less than 0.35% of the asset balances under management on an annual basis.

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

	Level 1	Level 2	Level 3	Total at June 30, 2019
Marketable Equity Security	$12	$—	$—	$12
Equity Mutual Fund	—	8,908	—	8,908
U.S. Treasury Mutual Fund	8,827	—	—	8,827
	$8,839	$8,908	$—	$17,747

	Level 1	Level 2	Level 3	Total at December 31, 2018
Marketable Equity Security	$11	$—	$—	$11
Equity Mutual Fund	—	3,764	—	3,764
U.S. Treasury Mutual Fund	12,506	—	—	12,506
	$12,517	$3,764	$—	$16,281

There were no transfers from level 2 to level 3 during the periods presented. There were no level 3 assets as of June 30, 2019 or December 31, 2018. The Company also has assets that may be subject to measurement at fair value on a non-recurring basis, including goodwill and intangible assets, and other long-lived assets. There were no liabilities subject to fair value on a non-recurring or recurring basis as of June 30, 2019 or December 31, 2018.

The Company reviews goodwill and the carrying value of long-lived assets at least annually or whenever events and circumstances indicate that the carrying amounts of the assets may not be recoverable. If it is determined that the assets are impaired, the carrying value would be reduced to estimated fair value.

E.Inventories

Inventories are valued at the lower of cost or net realizable value using the FIFO (first-in, first-out) method. The Company reduces the value of its inventories to net realizable value when the net realizable value is believed to be less than the cost of the item. The inventory reserve for obsolescence as of June 30, 2019 and December 31, 2018 was $1,434,000 and $1,266,000, respectively.

Inventories are comprised of the following (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$2,394	$1,719
Work in process	2,269	1,807
Finished goods	1,098	940
Total Inventories, net	$5,761	$4,466

F.	Intangible Assets

Intangible assets are recorded at cost less accumulated amortization which is included in engineering, selling and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. Amortization is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range up to 10 years. The intangible assets consist of intellectual property and goodwill. The net carrying value of the amortizable intangible assets was $399,000 and $437,000 as of June 30, 2019 and December 31, 2018, respectively. Goodwill, which is not amortizable, was $40,000 as of both June 30, 2019 and December 31, 2018.

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

Compensation expense related to share-based compensation is recognized over the applicable vesting periods. As of June 30, 2019, there was approximately $20,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements that will be recognized over a weighted average period of 1.1 years.

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

For the six months ended June 30, 2019 there were 6,067 options to purchase shares of the Company's common stock, for the three and six months ended June 30, 2018 there were 18,983 options to purchase shares, and for the six months ended June 30, 2018, there were warrants to purchase 519,241 shares of common stock that were excluded from the diluted earnings per share computation because the impact of the assumed exercise of such stock options or warrants would have been anti-dilutive during the respective periods.

The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average shares outstanding - basic	4,888,059	4,698,393	4,857,603	4,697,415
Effect of diluted securities	84,359	105,772	104,507	107,206
Weighted average shares outstanding - diluted	4,972,418	4,804,165	4,962,110	4,804,621

I.	Stockholders’ Equity

Share Repurchase Program

On August 29, 2011, the Company’s board of directors (the “Board”) authorized the Company to repurchase up to 100,000 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized and available for repurchase under the Company's existing share repurchase program to 540,000 shares, at such times, amounts and prices as the Company shall deem appropriate. As of June 30, 2019, the Company had repurchased a total of 81,584 shares of common stock at a cost of $580,000, which shares are currently held in treasury.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues from Operations
Electronic components	$7,462	$5,834	$13,793	$11,565
Electronic instruments	376	323	677	537
Total consolidated revenues	$7,838	$6,157	$14,470	$12,102
Operating Income
Electronic components	$1,096	$621	$1,654	$1,171
Electronic instruments	71	40	164	42
Unallocated corporate expense	(311)	(172)	(528)	(566)
Total operating income	856	489	1,290	647
Interest income, net	-	(6)	1	6
Other income, net	117	67	270	91
Total other income	117	61	271	97
Income Before Income Taxes	$973	$550	$1,561	$744

Operating income is equal to revenues less cost of sales and operating expenses, excluding investment income, interest expense, and income taxes.

K.	Domestic and Foreign Revenues

Significant foreign revenues from operations (10% or more of foreign sales) were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Malaysia	$854	$772	$1,679	$1,467
Hong Kong	167	128	434	233
All other foreign countries	784	647	1,401	1,281
Total foreign revenues	$1,805	$1,547	$3,514	$2,981
Total domestic revenue	$6,033	$4,610	$10,956	$9,121

The Company allocates its foreign revenue based on the customer's ship-to location.

L.	Commitments and Contingencies

In the ordinary course of business, the Company and its subsidiaries may become defendants in certain product liability, patent infringement, worker claims and other litigation. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable.

M.	Leases

We lease certain manufacturing and office space and equipment. We determine if an arrangement is a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. Amounts associated with operating leases are included in right-of-use lease assets, and other accrued expense in our consolidated balance sheet. Right-of-use lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. We use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The incremental borrowing rate for operating leases that commenced in the period is determined by using the prior quarter end’s incremental borrowing rates. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and we recognize lease expense for these leases on a straight-line basis over the lease term.

Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to 10 years or more, and the exercise of lease renewal options under these leases is at our sole discretion. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

During the six months ended June 30, 2019 we renewed a lease on one of our facilities resulting in the addition of $318,000 in right-of-use lease assets in exchange for operating lease liabilities.

Future minimum lease payment obligations under operating leases are as follows:

	June 30, 2019	December 31, 2018
2019 (six months at June 30, 2019)	$58	$117
2020	92	35
2021	88	26
2022	64	—
2023	64	—
Thereafter	63	—
Total lease payments	429	178
Less: interest	(21)	(8)
Total lease payments	$408	$170

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

Backlog

As of June 30, 2019, our order backlog was $24,482,000, which is an increase of 69.1% compared to the backlog of $14,478,000 as of June 30, 2018. The increase reflects the Company’s stronger execution in delivering design wins coupled with favorable market conditions. We have also been building backlog faster than our growth in revenues due to orders being received sooner than planned. The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent, which we have determined are firm orders likely to be fulfilled in the next 12 months.

Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any. We expect to fill our entire order backlog within the next twelve months, but cannot provide assurances as to what portion of the order backlog will be fulfilled in a given year.

Three months ended June 30, 2019 compared to three months ended June 30, 2018

Consolidated Revenues and Gross Margin

Total revenues for the three months ended June 30, 2019 were $7,838,000, an increase of $1,681,000, or 27.3%, from revenues of $6,157,000 for the three months ended June 30, 2018. Revenues increased across all product categories, including increased filter sales of $1,029,000, increased crystal and oscillator sales of $413,000, and increased sales of $147,000 from sales of purchased products, along with our time and frequency products, which increased $53,000.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues decreased slightly to 40.0% for the three months ended June 30, 2019, from 41.6% for the three months ended June 30, 2018. The decrease reflects a shift in our product mix shipped during the quarter. The Company continues to execute its long-term strategic shift toward higher margin products, but there are still fluctuations of product mix in the short-term.

Stock-Based Compensation

For the three months ended June 30, 2019 and 2018, stock-based compensation expense was $6,000. Compensation expense related to stock-based compensation is recognized over the applicable vesting periods. As of June 30, 2019, there was approximately $20,000 of total unrecognized compensation expense related to unvested stock-based compensation arrangements.

Operating Income

Operating income of $856,000 for the three months ended June 30, 2019 was an improvement of $367,000 from operating income of $489,000 for the three months ended June 30, 2018. This was primarily due to the increase in revenues, net of the reduction in gross margin from the changes in product mix noted above.

Other Income, Net

For the three months ended June 30, 2019, other income, net was $117,000 compared to $67,000 for the three months ended June 30, 2018. The current period other income, net consists of $120,000 gain from our investment portfolio. The prior period other income, net includes a $73,000 gain from our investment portfolio.

Income Tax Provision

We recorded a tax provision of $34,000 and $78,000 for the three months ended June 30, 2019 and 2018, respectively. The balance results primarily from income in our foreign subsidiaries.

Net Income

Net income for the three months ended June 30, 2019 was $939,000 compared to $472,000 for the three months ended June 30, 2018 due to the factors noted above. Basic and diluted net income per share for the three months ended June 30, 2019 and 2018 was $0.19 and $0.10, respectively.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

Consolidated Revenues and Gross Margin

Total revenues for the six months ended June 30, 2019 were $14,470,000, an increase of $2,368,000, or 19.6%, from revenues of $12,102,000 for the six months ended June 30, 2018. Revenues increased across all product categories including increased filter sales of $1,374,000, increased crystal and oscillator sales of $497,000, increased sales of $309,000 from purchased products, and increased sales from our time and frequency products of $140,000.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues decreased slightly to 38.3% for the six months ended June 30, 2019, from 39.6% for the six months ended June 30, 2018. The decrease reflects a shift in our product mix shipped during the quarter. The Company continues to execute its long-term strategic shift toward higher margin products, but there are still fluctuations of product mix in the short-term.

Stock-Based Compensation

For the six months ended June 30, 2019 and 2018, stock-based compensation expense was $12,000 and $13,000, respectively. Compensation expense related to stock-based compensation is recognized over the applicable vesting periods. As of June 30, 2019, there was approximately $20,000 of total unrecognized compensation expense related to unvested stock-based compensation arrangements.

Operating Income

Operating income of $1,290,000 for the six months ended June 30, 2019 was an improvement of $643,000 from operating income of $647,000 for the six months ended June 30, 2018. This was primarily due to the increase in revenues, net of the reduction in gross margin from the changes in product mix noted above.

Other Income, Net

For the six months ended June 30, 2019, other income, net was $270,000 compared to $91,000 for the six months ended June 30, 2018. The current period other income, net consists primarily of the $265,000 gain from our investment portfolio. The prior period other income, net includes a $104,000 gain from our investment portfolio.

Income Tax Provision

We recorded a tax provision of $40,000 and $79,000 for the six months ended June 30, 2019 and 2018, respectively. The balance results primarily from income in our foreign subsidiaries.

Net Income

Net income for the six months ended June 30, 2019 was $1,521,000 compared to $665,000 for the six months ended June 30, 2018 due to the factors noted above. Basic and diluted net income per share for six months ended June 30, 2019 and 2018 was $0.31 and $0.14, respectively.

Liquidity and Capital Resources

As of June 30, 2019 and December 31, 2018, cash and cash equivalents were $9,820,000 and $15,508,000, respectively. In the first quarter of 2019, we invested $5,000,000 in an equity mutual fund, which is classified as marketable securities on our consolidated balance sheets.

Cash (used in) provided by operating activities was $(264,000) and $270,000 for the six months ended June 30, 2019 and 2018, respectively. The $534,000 decrease was due primarily to a year-over-year increase in net income of $389,000, offset by a year-over-year change in working capital accounts of $(380,000), and decreases in non-cash adjustments for gain on marketable securities of $(65,000).

Cash used in investing activities for the six months ended June 30, 2019 and 2018 was $5,692,000 and $202,000, respectively. The increase in the use of cash was primarily due to the purchase of $5,000,000 in marketable securities in the first quarter, and $692,000 in increased capital expenditures.

For the six months ended June 30, 2019, cash provided by financing activities represented $268,000 received by the Company for the exercise of stock options. For the six months ended June 30, 2018, financing activities represented $22,000 received by the company for the exercise of stock options.

As of June 30, 2019, our consolidated working capital was $25,598,000 compared to $24,633,000 as of December 31, 2018. As of June 30, 2019, we had current assets of $29,813,000, current liabilities of $4,215,000 and a ratio of current assets to current liabilities of 7.07 to 1.00. As of December 31, 2018, we had current assets of $27,385,000, current liabilities of $2,752,000 and a ratio of current assets to current liabilities of 9.95 to 1.00. Management continues to focus on efficiently managing working capital requirements to match operating activity levels, and will seek to deploy the Company’s working capital where it will generate the greatest returns.

We believe that existing cash and cash equivalents, marketable securities, and cash generated from operations will be sufficient to meet our ongoing working capital and capital expenditure requirements for the next 12 months from the date of this filing.

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

There have been no significant changes to our critical accounting policies from those described in Note A – Accounting and Reporting Policies to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, except as described in Note B.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2019 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2019, were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the six months ended June 30, 2019, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On August 29, 2011, the Board authorized the Company to repurchase up to 100,000 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized and available for repurchase under the Company's existing share repurchase program to 540,000 shares, at such times, amounts and prices as the Company shall deem appropriate. There is no expiration date for this program. As of June 30, 2019, the Company has repurchased a total of 81,584 shares of common stock under this program at a cost of $580,000, which shares are currently held in treasury; however, no shares were repurchased by the Company during the six months ended June 30, 2019.

Item 6.	Exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K):

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

THE LGL GROUP, INC.
Date: August 12, 2019	By:	/s/ Michael J. Ferrantino, Sr.
Michael J. Ferrantino, Sr.
President and Chief Executive Officer (Principal Executive Officer)
Date: August 12, 2019	By:	/s/ James W. Tivy
James W. Tivy
Chief Financial Officer (Principal Financial and Accounting Officer)