Form 10-Q
period 2019-09-30
LGL GROUP INC
filed 2019-11-14
CIK 61004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes  ☐    No  ☒

As of November 11, 2019, the registrant had 4,913,678 shares of common stock, $0.01 par value per share, outstanding.

THE LGL GROUP, INC.

Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2019

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except par value and share amounts)

	September 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$11,161	$15,508
Marketable securities	8,954	3,775
Accounts receivable, net of allowances of $83 and $40, respectively	4,902	3,394
Inventories, net	6,476	4,466
Prepaid expenses and other current assets	352	242
Total Current Assets	31,845	27,385
Property, plant and equipment:
Land	536	536
Buildings and improvements	4,570	4,029
Machinery and equipment	17,272	17,012
Gross property, plant and equipment	22,378	21,577
Less: accumulated depreciation	(19,775)	(19,491)
Net property, plant, and equipment	2,603	2,086
Intangible assets, net	421	477
Deferred income taxes, net	3,433	127
Right-of-use lease asset	364	—
Total Assets	$38,666	$30,075
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,266	$1,418
Accrued compensation and commissions	1,783	1,143
Other accrued expenses	836	191
Total Current Liabilities	4,885	2,752
Commitments and Contingencies (Note L)
Stockholders’ Equity
Common stock, $0.01 par value - 10,000,000 shares authorized; 4,995,262 shares issued and 4,913,678 shares outstanding at September 30, 2019, and 4,912,762 shares issued and 4,831,178 shares outstanding at December 31, 2018	49	49
Additional paid-in capital	41,430	41,023
Accumulated deficit	(7,118)	(13,169)
Treasury stock, 81,584 shares held in treasury at cost at September 30, 2019 and December 31, 2018	(580)	(580)
Total Stockholders' Equity	33,781	27,323
Total Liabilities and Stockholders' Equity	$38,666	$30,075

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES	$8,588	$6,338	$23,058	$18,440
Costs and expenses:
Manufacturing cost of sales	5,049	3,833	13,970	11,143
Engineering, selling and administrative	2,417	2,028	6,676	6,173
OPERATING INCOME	1,122	477	2,412	1,124
Other Income:
Interest (expense) income, net	-	(5)	1	1
Other income, net	82	73	352	164
Total Other Income, Net	82	68	353	165
INCOME BEFORE INCOME TAXES	1,204	545	2,765	1,289
Income tax (benefit) expense	(3,326)	67	(3,286)	146
NET INCOME	$4,530	$478	$6,051	$1,143
Basic per share information:
Weighted average shares outstanding	4,901,698	4,772,674	4,872,461	4,722,597
Net income	$0.92	$0.10	$1.24	$0.24
Diluted per share information:
Weighted average shares outstanding	4,965,808	4,889,550	4,965,989	4,837,785
Net income	$0.91	$0.10	$1.22	$0.24

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands, except share amounts)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2018	4,831,178	$49	$41,023	$(13,169)	$(580)	$-	$27,323
Net income, Q1, 2019				582			582
Exercise of stock options	14,250	—	71				71
Stock-based compensation			6				6
Balance at March 31, 2019	4,845,428	$49	$41,100	$(12,587)	$(580)	$-	$27,982
Net income, Q2, 2019				939			939
Exercise of stock options	41,050	—	197				197
Stock-based compensation			6				6
Balance at June 30, 2019	4,886,478	$49	$41,303	$(11,648)	$(580)	$-	$29,124
Net income, Q3, 2019				4,530			4,530
Exercise of stock options	27,200	—	122				122
Stock-based compensation			5				5
Balance at September 30, 2019	4,913,678	$49	$41,430	$(7,118)	$(580)	$-	$33,781

Balance at December 31, 2017	4,692,893	$47	$40,035	$(14,609)	$(580)	$35	$24,928
Net income, Q1, 2018				193			193
Cumulative effect adjustment from adoption of ASU 2016-01				35		(35)	—
Exercise of stock options	5,500	—	22				22
Stock-based compensation			7				7
Balance at March 31, 2018	4,698,393	$47	$40,064	$(14,381)	$(580)	$-	$25,150
Net income, Q2, 2018				472			472
Stock-based compensation			6				6
Issuance costs for rights offering			(28)				(28)
Balance at June 30, 2018	4,698,393	$47	$40,042	$(13,909)	$(580)	$-	$25,600
Net income, Q3, 2018				478			478
Stock-based compensation			6				6
Exercise of stock options	3,876	—	5				5
Repurchase of shares exercised	(1,200)		—				—
Exercise of warrants	123,593	2	925				927
Balance at September 30, 2018	4,824,662	$49	$40,978	$(13,431)	$(580)	$-	$27,016

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$6,051	$1,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	309	315
Amortization of finite-lived intangible assets	56	56
Recovery of note receivable	—	(4)
Stock-based compensation	17	19
Unrealized gain on marketable securities	(179)	(183)
Deferred income tax (benefit) expense	(3,306)	28
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(1,508)	(712)
Increase in inventories, net	(2,010)	(542)
(Increase) decrease in prepaid expenses and other assets	(110)	21
Increase in accounts payable, accrued compensation and commissions and other accrued liabilities	1,769	548
Net cash provided by operating activities	1,089	689
INVESTING ACTIVITIES
Purchase of marketable securities, net	(5,000)	(12,275)
Capital expenditures	(826)	(232)
Net cash used in investing activities	(5,826)	(12,507)
FINANCING ACTIVITIES
Proceeds from warrant exercise	—	927
Proceeds from stock option exercise	390	27
Net cash provided by financing activities	390	954
Decrease in cash and cash equivalents	(4,347)	(10,864)
Cash and cash equivalents at beginning of period	15,508	13,250
Cash and cash equivalents at end of period	$11,161	$2,386
Supplemental Disclosure:
Cash paid for interest	$6	$23
Cash paid for income taxes	$72	$45
Non-Cash Disclosure:
Right-of-use assets offset by operating lease liabilities	$364	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

A.	Subsidiaries of the Registrant

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

As of September 30, 2019, the subsidiaries of the Company were as follows:

Owned By The LGL Group, Inc.
LGL Systems Acquisition Holdings Company, LLC	100.0%
LGL Systems Acquisition Corp.	100.0%
M-tron Systems Holdings, LLC	100.0%
M-tron Industries, Inc.	100.0%
Piezo Technology, Inc.	100.0%
Piezo Technology India Private Ltd.	99.9%
M-tron Asia, LLC	100.0%
M-tron Industries, Ltd.	100.0%
GC Opportunities Ltd.	100.0%
M-tron Services, Ltd.	100.0%
Precise Time and Frequency, LLC	100.0%
Lynch Systems, Inc.	100.0%

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

The Company recently added three subsidiaries as part of an effort to reorganize the subsidiaries and to plan potential available strategies for acquisitions. These were Mtron Systems Holdings, LLC, LGL Systems Acquisition Holdings Company, LLC (formerly: Mtron Systems Acquisition Holdings Company, LLC), and LGL Systems Acquisition Corp. (formerly: Mtron Systems Acquisition Corp.). LGL Systems Acquisition Holding Company, LLC, is the sponsor (the “Sponsor”) of LGL Systems Acquisition Corp., a special purpose acquisition company, commonly referred to as a “SPAC”, or blank check company, formed for the purpose of effecting a business combination in the aerospace, defense and communications industries (the “SPAC”).

B.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019.

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

Income Taxes

The Company periodically undertakes a review of its valuation allowance and it evaluates all positive and negative factors that may affect whether it is more likely than not that the Company would realize its future tax benefits from its deferred tax balances. Pursuant to ASC 740, Income Taxes, the Company determined in a previous quarter that it is more likely than not that certain deferred tax assets generated from foreign net operating losses would be utilized in the foreseeable future and a valuation allowance for these assets was no longer required. During the current quarter, we also determined that it is more likely than not that substantially all of our U.S. deferred tax assets including net operating loss carryforwards (“NOL’s”) and tax credits can be utilized in the foreseeable future and that a previously recorded valuation allowance should necessarily be reduced to record deferred tax assets at their expected net realizable value.

Other Comprehensive Income

Our comprehensive income for the nine months ended September 30, 2019 and September 30, 2018 consisted entirely of net income. Therefore a consolidated statement of comprehensive income is not presented for the nine months ended September 30, 2019 and September 30, 2018.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”, to require lessees to recognize all leases, with limited exceptions, on the balance sheet. The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Subsequently, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842”, ASU 2018-11, “Targeted Improvements”, ASU 2018-20, “Narrow-Scope Improvements for Lessors”, and ASU 2019-01, “Codification Improvements”, to clarify and amend the guidance in ASU 2016-02. The Company’s adoption of the ASUs effective January 1, 2019 resulted in the recording of lease assets and lease liabilities of $142,000 on the consolidated balance sheet during the first quarter of 2019 and did not have a material impact on the condensed consolidated statements of operations or the condensed consolidated statements of cash flows. During the second quarter, an operating lease was renewed that was material, resulting in changes to the Company’s condensed consolidated balance sheet and requiring the additional lease related disclosures found within Note N.

C.	Related Party Transactions

Certain balances held and invested in various mutual funds managed by g.research, (the "Fund Manager"). Marc Gabelli, our non-executive chairman of the board, who is also a greater than 10% stockholder, currently serves as an executive officer of the Fund Manager. The brokerage and fund transactions in 2019 and 2018 were directed solely at the discretion of the Company’s management.

As of September 30, 2019, the balance with the Fund Manager totaled $17,816,000, including $8,874,000 which is classified within cash and cash equivalents on the accompanying unaudited consolidated balance sheets, and $8,941,000 which is classified within marketable securities on the accompanying unaudited consolidated balance sheets. Amounts invested generated $346,000 and $182,000 of realized and unrealized investment income during 2019 and 2018, respectively that is included within other income, net on the accompanying unaudited consolidated statements of operations. Fund management fees are anticipated to average less than 0.35% of the asset balances under management on an annual basis.

As of December 31, 2018, the balance with the Fund Manager totaled $16,270,000, including $12,506,000 which is classified within cash and cash equivalents on the accompanying unaudited consolidated balance sheets, and $3,764,000 which is classified as marketable securities on the accompanying unaudited consolidated balance sheets.

Please see Note O for additional disclosures on related parties from a subsequent event.

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

	Level 1	Level 2	Level 3	Total at September 30, 2019
Marketable Equity Security	$12	$—	$—	$12
Equity Mutual Fund	—	8,942	—	8,942
U.S. Treasury Mutual Fund	8,874	—	—	8,874
	$8,886	$8,942	$—	$17,828

	Level 1	Level 2	Level 3	Total at December 31, 2018
Marketable Equity Security	$11	$—	$—	$11
Equity Mutual Fund	—	3,764	—	3,764
U.S. Treasury Mutual Fund	12,506	—	—	12,506
	$12,517	$3,764	$—	$16,281

There were no transfers from level 2 to level 3 during the periods presented. There were no level 3 assets as of September 30, 2019 or December 31, 2018. The Company also has assets that may be subject to measurement at fair value on a non-recurring basis, including goodwill and intangible assets, and other long-lived assets. There were no liabilities subject to fair value on a non-recurring or recurring basis as of September 30, 2019 or December 31, 2018.

The Company reviews goodwill and the carrying value of long-lived assets at least annually or whenever events and circumstances indicate that the carrying amounts of the assets may not be recoverable. If it is determined that the assets are impaired, the carrying value would be reduced to estimated fair value.

E.Inventories

Inventories are valued at the lower of cost or net realizable value using the FIFO (first-in, first-out) method. The Company reduces the value of its inventories to net realizable value when the net realizable value is believed to be less than the cost of the item. The inventory reserve for obsolescence as of September 30, 2019 and December 31, 2018 was $1,484,000 and $1,266,000, respectively.

Inventories are comprised of the following (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$2,552	$1,719
Work in process	2,703	1,807
Finished goods	1,221	940
Total Inventories, net	$6,476	$4,466

F.	Intangible Assets

Intangible assets are recorded at cost less accumulated amortization which is included in engineering, selling and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. Amortization is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range up to 10 years. The intangible assets consist of intellectual property and goodwill. The net carrying value of the amortizable intangible assets was $381,000 and $437,000 as of September 30, 2019 and December 31, 2018, respectively. Goodwill, which is not amortizable, was $40,000 as of both September 30, 2019 and December 31, 2018.

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

Compensation expense related to share-based compensation is recognized over the applicable vesting periods. As of September 30, 2019, there was approximately $14,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements that will be recognized over a weighted average period of 1.0 years.

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

For both the three and nine months ended September 30, 2018 there were 9,541 options to purchase shares, and for the nine months ended September 30, 2018, there were warrants to purchase 519,241 shares of common stock that were excluded from the diluted earnings per share computation because the impact of the assumed exercise of such stock options or warrants would have been anti-dilutive during the respective periods.

The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average shares outstanding - basic	4,901,698	4,772,674	4,872,461	4,722,597
Effect of diluted securities	64,110	116,876	93,528	115,188
Weighted average shares outstanding - diluted	4,965,808	4,889,550	4,965,989	4,837,785

I.	Stockholders’ Equity

Share Repurchase Program

On August 29, 2011, the Company’s board of directors (the “Board”) authorized the Company to repurchase up to 100,000 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized and available for repurchase under the Company's existing share repurchase program to 540,000 shares, at such times, amounts and prices as the Company shall deem appropriate. As of September 30, 2019, the Company had repurchased a total of 81,584 shares of common stock at a cost of $580,000, which shares are currently held in treasury.

J.	Income Taxes

The Company periodically undertakes a review of its valuation allowance and it evaluates all positive and negative factors that may affect whether it is more likely than not that the Company would realize its future tax benefits from its deferred tax balances. In 2014, the Company introduced a number of changes, most notably the decision to exit the low-margin, high-volume telecommunications market and focus on engineered solutions in the aerospace and defense markets. This turnaround plan was engineered and executed by the Company’s current chief executive officer, with the consent of the Board of Directors and participation by management. Over the following five years, the negative factors that caused the Company to produce continuing losses in the U.S. tax jurisdiction were eliminated, with the result being sustained increases in the Company’s sales, revenues, and backlog. Margins from its new and improved products and services have continually increased and the Company maintains a strong backlog of orders with its customers to support the assertion that it is more likely than not that substantially all of its net deferred tax assets will be utilized and that associated valuation allowances should be eliminated.

The income tax provision for interim periods is generally determined based upon the expected effective income tax rate for the full year and the tax rate applicable to certain discrete transactions in the interim period. To determine the annual effective income tax rate, we must estimate both the total income (loss) before income tax for the full year and the jurisdictions in which that income (loss) is subject to tax. The actual effective income tax rate for the full year may differ from these estimates if income (loss) before income tax is greater than or less than what was estimated or if the allocation of income (loss) to jurisdictions in which it is taxed is different from the estimated allocations.

The estimated annualized effective income tax rate for the nine months ended September 30, 2019 and 2018 was 24.8% and 24.2%, respectively. Other differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, foreign taxes, non-deductible expenses, and excess tax benefits or expense on share-based compensation.

The net balance of the deferred tax asset was approximately $5.2 million as of December 31, 2018, with a related valuation allowance of $5.1 million. Through the nine months ended September 30, 2019, the Company was able to realize $0.7 million of its deferred tax assets as a result of its profitable operations. At September 30, 2019, the Company wrote off $0.7 million of deferred tax assets and the related valuation allowance for certain deferred tax assets which were no longer realizable, and released $3.3 million from its valuation allowance, representing the net realizable portion of its U.S. deferred tax assets, with the balance of the valuation allowance of $0.4 million covering that portion of the Company’s U.S. deferred tax assets which are not expected to be realized.

Deferred tax assets totaled $3.4 million at September 30, 2019, which includes the tax effect of federal, state, and foreign net operating loss carryforwards and our federal tax credits. We recognize federal, state, and foreign net operating loss carryforwards and our federal tax credits as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period. Our federal, state, and foreign net operating loss carryforwards expire beginning in 2026, and extending to 2037. Our tax credit carryforwards expire beginning in 2020, and extending to 2038. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance. At September 30, 2019, the balance in the Company’s valuation allowance over its deferred tax assets was $388,000, consisting primarily of tax credits expiring between 2020 and 2023.

As of September 30, 2019, management assessed the balances of its deferred tax assets and liabilities and has determined that it has not taken any aggressive tax positions that may be considered uncertain under ASC 740-10.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues from Operations
Electronic components	$8,218	$6,028	$22,011	$17,593
Electronic instruments	370	310	1,047	847
Total consolidated revenues	$8,588	$6,338	$23,058	$18,440
Operating Income
Electronic components	$1,493	$1,126	$3,147	$2,297
Electronic instruments	93	24	257	66
Unallocated corporate expense	(464)	(673)	(992)	(1,239)
Total operating income	1,122	477	2,412	1,124
Interest (expense) income, net	-	(5)	1	1
Other income, net	82	73	352	164
Total other income	82	68	353	165
Income Before Income Taxes	$1,204	$545	$2,765	$1,289

Operating income is equal to revenues less cost of sales and operating expenses, excluding investment income, interest expense, and income taxes.

L.	Domestic and Foreign Revenues

Significant foreign revenues from operations (10% or more of foreign sales) were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Malaysia	$1,109	$771	$2,788	$2,238
Hong Kong	234	218	668	451
All other foreign countries	873	519	2,274	1,800
Total foreign revenues	$2,216	$1,508	$5,730	$4,489
Total domestic revenue	$6,372	$4,830	$17,328	$13,951

The Company allocates its foreign revenue based on the customer's ship-to location.

M.	Commitments and Contingencies

In the ordinary course of business, the Company and its subsidiaries may become defendants in certain product liability, patent infringement, worker claims and other litigation. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable.

The Company initially committed up to $150,000 to investigate and pursue setting up the SPAC entity and its Sponsor. As of September 30, 2019, $118,000 had been expended, including $116,000 that was set up as prepaid offering costs on the Company’s condensed consolidated balance sheets. At September 30, 2019, at the anticipated size of $125 million for the offering plus potential underwriter overallotments, the Company was contingently liable to investing up to $4.25 million in the SPAC sponsor.

On November 6, 2019, LGL Group contributed $3.35 million to the Sponsor to fund the Sponsor’s purchase of private warrants in a private placement that closed simultaneously with the consummation of the SPAC’s initial public offering.

N.	Leases

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

During the nine months ended September 30, 2019, we renewed a lease on one of our facilities, resulting in the addition of $318,000 in right-of-use lease assets in exchange for operating lease liabilities.

Future minimum lease payment obligations under operating leases are as follows (in thousands):

	September 30, 2019	December 31, 2018
2019 (three months at September 30, 2019)	$28	$117
2020	92	35
2021	61	26
2022	64	—
2023	64	—
Thereafter	63	—
Total lease payments	372	178
Less: interest	(18)	(8)
Total lease payments	$354	$170

O.	Subsequent Events

On November 6, 2019, LGL Group contributed $3.35 million to the Sponsor to fund the Sponsor’s purchase of private warrants in a private placement that closed simultaneously with the consummation of the SPAC’s initial public offering (“IPO”). Each private warrant is exercisable to purchase one share of common stock of the SPAC at an exercise price of $11.50 per share, subject to adjustment. The proceeds from the private warrants will be added to the proceeds from the SPAC’s initial public offering to be held in a trust account. If the SPAC does not complete a business combination within 24 months from the closing of the SPAC’s initial public offering, the proceeds from the sale of the private warrants will be used to fund the redemption of the shares sold in the SPAC’s initial public offering (subject to the requirements of applicable law), and the private warrants will expire worthless. LGL is expected to own approximately 43.57% of the Sponsor immediately following any transaction.

On November 7, 2019, the SPAC raised $172.5 million through the sale of 17.25 million shares and was listed as a publicly traded company on the NASDAQ Capital Market under the ticker symbol ‘DFNSU’. The IPO closed on November 12, 2019.

Prior to and immediately following the IPO, the Sponsor held 4,312,500 shares of the SPAC, which are restricted and non-tradable. The Sponsor holds 20% of the shares in the SPAC along with 5,200,000 warrants at a strike price of $11.50.

There is no assurance that the SPAC will be successful in completing a business combination or that any business combination will be successful. LGL can lose its entire investment in the SPAC if a business combination is not completed within 24 months or if the business combination is not successful, which may adversely impact LGL’s stockholder value.

As a result of this transaction, certain of the current directors of LGL will be officers and/or directors of the SPAC, and will be treated as related or affiliated parties in future filings.

Marc Gabelli, our Non-Executive Chairman also serves as Chairman and CEO of the SPAC and has invested in the Sponsor. Timothy Foufas, a member of LGL’s board of directors, is also a member of the Sponsor and COO of the SPAC and has invested in the Sponsor. Patrick Huvane, LGL’s SVP of business development, is a member of both LGL and the SPAC’s management team. Michael J. Ferrantino, Jr., a member of LGL’s board of directors, is also a member of the Sponsor and a board member for the SPAC.

Under separate arrangement, these people may be eligible to receive incentive compensation should the SPAC complete a successful acquisition.

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

Results of Operations

Backlog

As of September 30, 2019, our order backlog was $23,285,000, which is an increase of 45.0% compared to the backlog of $16,062,000 as of September 30, 2018. The increase reflects the Company’s stronger execution in delivering design wins coupled with favorable market conditions. While we have been building backlog faster than our growth in revenues due primarily to orders being received sooner than planned, this quarter saw a reduction in backlog from the prior quarter as production increases that resulted in increased revenues more than offset our new orders, which had declined as expected this quarter following two record-breaking quarters. The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent, which we have determined are firm orders likely to be fulfilled in the next 12 months.

Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any. We expect to fill our entire order backlog within the next twelve months, but cannot provide assurances as to what portion of the order backlog will be fulfilled in a given year.

Three months ended September 30, 2019 compared to three months ended September 30, 2018

Consolidated Revenues and Gross Margin

Total revenues for the three months ended September 30, 2019 were $8,588,000, an increase of $2,250,000, or 35.5%, from revenues of $6,338,000 for the three months ended September 30, 2018. Revenues increased across all product categories, including increased filter sales of $1,247,000, increased crystal and oscillator sales of $647,000, and increased sales of $263,000 from sales of purchased products, along with our time and frequency products, which increased $60,000.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues increased slightly to 41.2% for the three months ended September 30, 2019, from 39.5% for the three months ended September 30, 2018. The increase reflects a shift in our product mix shipped during the quarter. The Company continues to execute its long-term strategic shift toward higher margin products, but there will be fluctuations of product mix in the short-term.

Stock-Based Compensation

For both the three months ended September 30, 2019 and 2018, stock-based compensation expense was $5,000. Compensation expense related to stock-based compensation is recognized over the applicable vesting periods. As of September 30, 2019, there was approximately $14,000 of total unrecognized compensation expense related to unvested stock-based compensation arrangements.

Operating Income

Operating income of $1,122,000 for the three months ended September 30, 2019 was an improvement of $645,000 from operating income of $477,000 for the three months ended September 30, 2018. This was primarily due to the increase in revenues and improvement in gross margin from the changes in product mix noted above.

Other Income, Net

For the three months ended September 30, 2019, other income, net was $82,000, compared to $73,000 for the three months ended September 30, 2018. These balances are comprised of gains from our investment portfolio.

Income Tax Provision

We recorded a tax (benefit) provision of(3,326,000) and $67,000 for the three months ended September 30, 2019 and 2018, respectively. The benefit in the quarter ended September 30, 2019 is primarily due to our release of substantially all of the valuation allowance on the Company’s U.S. deferred tax assets, while the provision in the quarter ended September 30, 2018 resulted primarily from income in our foreign subsidiaries as all our U.S. taxable income had previously been sheltered by the valuation allowance.

Net Income

Net income for the three months ended September 30, 2019 was $4,530,000, compared to $478,000 for the three months ended September 30, 2018 due to the factors noted above. Diluted net income per share for the three months ended September 30, 2019 and 2018 was $0.91 and $0.10, respectively.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

Consolidated Revenues and Gross Margin

Total revenues for the nine months ended September 30, 2019 were $23,058,000, an increase of $4,618,000, or 25.0%, from revenues of $18,440,000 for the nine months ended September 30, 2018. Revenues increased across all product categories including increased filter sales of $2,621,000, increased crystal and oscillator sales of $1,144,000, increased sales of $572,000 from purchased products, and increased sales from our time and frequency products of $200,000.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues decreased slightly to 39.4% for the nine months ended September 30, 2019, from 39.6% for the nine months ended September 30, 2018. The decrease reflects a shift in our product mix shipped during the current year. The Company continues to execute its long-term strategic shift toward higher margin products, but there are still fluctuations of product mix in the short-term.

Stock-Based Compensation

For the nine months ended September 30, 2019 and 2018, stock-based compensation expense was $17,000 and $19,000, respectively. Compensation expense related to stock-based compensation is recognized over the applicable vesting periods. As of September 30, 2019, there was approximately $14,000 of total unrecognized compensation expense related to unvested stock-based compensation arrangements.

Operating Income

Operating income of $2,412,000 for the nine months ended September 30, 2019 was an improvement of $1,288,000 from operating income of $1,124,000 for the nine months ended September 30, 2018. This was primarily due to the increase in revenues, net of the reduction in gross margin from the changes in product mix noted above.

Other Income, Net

For the nine months ended September 30, 2019, other income, net was $352,000, compared to $164,000 for the nine months ended September 30, 2018. These balances are comprised primarily of gains from our investment portfolio.

Income Tax Provision

We recorded a tax (benefit) provision of $(3,286,000) and $146,000 for the nine months ended September 30, 2019 and 2018, respectively. The benefit in the nine months ended September 30, 2019 is primarily due to our release of substantially all of the valuation allowance on the Company’s deferred tax assets, while the provision in the nine months ended September 30, 2018 results from income in our foreign subsidiaries as our U.S. taxable income had been previously sheltered by the valuation allowance.

Net Income

Net income for the nine months ended September 30, 2019 was $6,051,000, compared to $1,143,000 for the nine months ended September 30, 2018 due to the factors noted above. Diluted net income per share for nine months ended September 30, 2019 and 2018 was $1.22 and $0.24, respectively.

Liquidity and Capital Resources

As of September 30, 2019 and December 31, 2018, cash and cash equivalents were $11,161,000 and $15,508,000, respectively. In the first quarter of 2019, we invested $5,000,000 in an equity mutual fund, which is classified as marketable securities on our consolidated balance sheets.

Cash provided by operating activities was $1,089,000 and $689,000 for the nine months ended September 30, 2019 and 2018, respectively. The $400,000 increase was due to a year-over-year increase in net income of $4,908,000, offset by a year-over-year change in deferred tax benefit of $(3,334,000) and working capital accounts of $(1,174,000).

Cash used in investing activities for the nine months ended September 30, 2019 and 2018 was $5,826,000 and $12,507,000, respectively. The use of cash for the nine months ended September 30, 2019 was due to the purchase of $5,000,000 in marketable securities in the first quarter, combined with $826,000 in capital expenditures. Capital expenditures increased $594,000 due primarily to the replacement of the roof on our primary production facilities in Florida.

For the nine months ended September 30, 2019, cash provided by financing activities represented $390,000 received by the Company for the exercise of stock options. For the nine months ended September 30, 2018, financing activities represented $927,000 received by the Company for the exercise of stock warrants and $27,000 received by the Company for the exercise of stock options.

As of September 30, 2019, our consolidated working capital was $26,960,000, compared to $24,633,000 as of December 31, 2018. As of September 30, 2019, we had current assets of $31,845,000, current liabilities of $4,885,000 and a ratio of current assets to current liabilities of 6.52 to 1.00. As of December 31, 2018, we had current assets of $27,385,000, current liabilities of $2,752,000 and a ratio of current assets to current liabilities of 9.95 to 1.00. Management continues to focus on efficiently managing working capital requirements to match operating activity levels, and will seek to deploy the Company’s working capital where it will generate the greatest returns.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2019 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2019, were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the nine months ended September 30, 2019, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On August 29, 2011, the Board authorized the Company to repurchase up to 100,000 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized and available for repurchase under the Company's existing share repurchase program to 540,000 shares, at such times, amounts and prices as the Company shall deem appropriate. There is no expiration date for this program. As of September 30, 2019, the Company has repurchased a total of 81,584 shares of common stock under this program at a cost of $580,000, which shares are currently held in treasury; however, no shares were repurchased by the Company during the nine months ended September 30, 2019.

Item 6.	Exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K):

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

THE LGL GROUP, INC.
Date: November 14, 2019	By:	/s/ Michael J. Ferrantino, Sr.
Michael J. Ferrantino, Sr.
President and Chief Executive Officer (Principal Executive Officer)
Date: November 14, 2019	By:	/s/ James W. Tivy
James W. Tivy
Chief Financial Officer (Principal Financial and Accounting Officer)