Form 10-K
period 2019-12-31
LGL GROUP INC
filed 2020-03-30
CIK 61004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant, based upon the $8.15 per share closing price of the registrant's common stock on June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter, was $23,907,854. Solely for the purpose of this calculation, shares held by directors and executive officers of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

The number of outstanding shares of the registrant's common stock was 5,210,788 as of March 27, 2020.

THE LGL GROUP, INC.

PART I

Caution Concerning Forward-Looking Statements

This annual report on Form 10-K (this "Report") and the Company's (as defined below) other communications and statements may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements about the Company's beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company's control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan," "target," "goal," and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. The Company's actual future results may differ materially from those set forth in the Company's forward-looking statements. For information concerning these factors and related matters, see "Risk Factors" in Part I, Item 1A in this Report, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 in this Report. However, other factors besides those referenced could adversely affect the Company's results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Report. The Company does not undertake to update any forward-looking statement, except as required by law. As a result, you should not place undue reliance on these forward-looking statements.

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

We operate through our two principal subsidiaries, M-tron Industries, Inc. (together with its subsidiaries, "MtronPTI"), which has design and manufacturing facilities in Orlando, Florida; Yankton, South Dakota; and Noida, India, and Precise Time and Frequency, LLC ("PTF"), which has a design and manufacturing facility in Wakefield, Massachusetts. We also have local sales and customer support offices in Sacramento, California; Austin, Texas; and Hong Kong.

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

All of MtronPTI’s production facilities are ISO 9001:2008 certified, ITAR registered and Restriction of Hazardous Substances (“RoHS”) compliant. In addition, its U.S. production facilities in Orlando and Yankton are AS9100 Rev D and MIL-STD-790 certified.

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

Overview of PTF

PTF designs, manufactures and markets for sale time and frequency products. The industries PTF serves include computer networking, satellite earth stations, electric utilities, broadcasting, and telecommunication systems. PTF was originally founded in 2002 and the company's assets were acquired by LGL in September 2016 through a business acquisition, making us a broader-based supplier of highly engineered products for the generation of time and frequency references for synchronization and control. Since its inception, PTF has developed a comprehensive portfolio of time and frequency instruments complemented by a wide range of ancillary products such as distribution amplifiers and redundancy auto switches.

PTF Products

PTF's products range from simple, low cost time and frequency solutions, to premium products designed to deliver maximum performance for the most demanding applications. PTF's products include Frequency and Time Reference Standards, distribution amplifiers, redundancy auto switches and NTP servers, all of which are used in a broad range of applications worldwide.

PTF's Frequency and Time Reference Standards include quartz Frequency Standards, GPS/GNS Frequency and Time Standards and rubidium atomic Frequency Standards. The de facto standard for many highly demanding applications, such as satellite communications, is PTF's range of GPS/GNS disciplined quartz frequency and time standards. Because of the high quality quartz oscillators utilized they deliver outstanding phase noise and short-term stability performance for applications where low noise is paramount. This outstanding short-term performance, coupled with the long-term stability and accuracy of the external GPS/GNS reference, provides the user excellent all-around performance that is highly cost-effective.

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

Customers

We primarily work directly with original equipment manufacturers (“OEMs”) to define the right solutions for their unique applications, including the design of custom parts with unique part numbers. Actual sales of production parts may be directly to the OEM or through either their designated contract manufacturers or through franchised distributors of our products. As a result, we have highly-skilled sales engineers who work directly with the designers and program managers at their OEMs, providing a high-level of engineering support at all points within the process.

In 2019, our largest customer, an electronics contract manufacturing company in the aerospace and defense markets, accounted for $5,522,000, or 17.3%, of the Company's total revenues, compared to $4,436,000, or 17.8%, in 2018.

As of December 31, 2019, four of our largest customers accounted for approximately $1,841,000, or 40%, of accounts receivable. As of December 31, 2018, four of our largest customers accounted for approximately $1,043,000, or 30%, of accounts receivable. The insolvency of any of these customers could have a material adverse impact on our liquidity.

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

Research and development expense was approximately $2,004,000 and $1,947,000 in 2019 and 2018, respectively, and will remain a significant part of the Company's efforts to revitalize our intellectual property position.

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

Seasonality

Our business is not seasonal, although shipment schedules may be affected by the production schedules of our customers or their contract manufacturers based on regional practices or customs.

Domestic Revenues

Our domestic revenues were $23,397,000 in 2019, or 73.4% of total consolidated revenues, compared to $18,673,000, or 75.1% of total consolidated revenues, in 2018.

International Revenues

Our international revenues were $8,500,000 in 2019, or 26.6% of total consolidated revenues, compared to $6,197,000, or 24.9% of total consolidated revenues, in 2018. In each of 2019 and 2018, these revenues were derived mainly from customers in Asia, with significant sales in Malaysia. We avoid significant currency exchange risk by transacting and settling substantially all of our international sales in United States dollars.

Order Backlog

Our order backlog was $21,857,000 and $17,506,000 as of December 31, 2019 and 2018, respectively. The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent, which we have determined are firm orders and likely to proceed. Although backlog represents only firm orders that are considered likely to be fulfilled within the 12 months following receipt of the order, cancellations or scope adjustments may and do occur.

Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost. We expect to fill our entire 2019 order backlog in 2020, but cannot provide assurances as to what portion of the order backlog will be fulfilled in a given year

Investment in SPAC

The Company has invested $3.35 million in LGL Systems Acquisition Holding Company, LLC, who serves as the sponsor (the “Sponsor”) of LGL Systems Acquisition Corp., a special purpose acquisition company, commonly referred to as a “SPAC”, or blank check company, formed for the purpose of effecting a business combination in the aerospace, defense and communications industries (the “SPAC”).

The Sponsor holds 20% of the shares in the SPAC along with 5,200,000 warrants at a strike price of $11.50. On November 7, 2019, the SPAC raised $172.5 million through the sale of 17.25 million shares and was listed as a publicly traded company on the NASDAQ Capital Market under the ticker symbol ‘DFNS’. The IPO closed on November 12, 2019. Prior to and immediately following the IPO, the Sponsor held 4,312,500 shares of the SPAC, which are restricted and non-tradable.

If the SPAC does not complete a business combination within 24 months from the closing of the SPAC’s initial public offering, the proceeds from the sale of the private warrants will be used to fund the redemption of the shares sold in the SPAC’s initial public offering (subject to the requirements of applicable law), and the private warrants will expire worthless.

Raw Materials

Generally, most raw materials used in the production of our products are available in adequate supply from a number of sources and the prices of these raw materials are relatively stable. However, some raw materials, including printed circuit boards, quartz and certain metals including steel, aluminum, silver, gold, tantalum and palladium, are subject to greater supply fluctuations and price volatility, as experienced in recent years. In general, we have been able to include some cost increases in our pricing, but in some cases our margins were adversely impacted.

Recently, the outbreak of the novel coronavirus (COVID-19) (the “coronavirus”) has caused a global pandemic that has disrupted supply chains and the ability to obtain components and raw materials around the world for most companies, including us. The short-term and long-term impact of the coronavirus pandemic on our ability to obtain the raw materials necessary to conduct our business and operations is not yet fully understood; however, the inability to obtain the raw materials required for our business would have a material negative effect on our business, results of operations and financial condition.

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

Shelf Offering and ATM

The Company filed a shelf registration statement on Form S-3 (File No. 333-235767), as filed by the Company with the SEC on December 31, 2019, relating to $90,000,000 of its securities, which was declared effective on January 8, 2020.

On January 22, 2020, the Company entered into an Open Market Sale Agreement (the “Agreement”) with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $15,000,000 (the “Shares”). Shares sold under the Agreement will be issued pursuant to the shelf registration statement. The Company filed a prospectus supplement with the SEC on January 23, 2020 in connection with the offer and sale of the common shares pursuant to the Agreement.

The Company is not obligated to sell any Shares under the Agreement. Subject to the terms and conditions of the Agreement, Jefferies will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable laws and regulations, to sell Shares from time to time based upon the Company’s instructions, including any price, time or size limits specified by the Company, subject to certain limitations. Under the Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including block transactions, sales made directly on the NYSE American or sales made into any other existing trading market of the Company’s common stock.

Through the date of this report, there have been 263,725 shares sold under this Agreement, at an average price per share of $13.65 and generating net proceeds of approximately $3,491,000.

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

Employees

As of December 31, 2019, we employed 353 people, including 183 full-time, and 10 part-time employees, along with 160 contractors. Of this total, the Company has 173 full-time, 9 part-time, and three contract employees within the U.S., with 139 located in Orlando, Florida, 41 in Yankton, South Dakota, and five within its subsidiary PTF in Wakefield, Massachusetts. The Company has two full-time and one part-time employee in Hong Kong, and eight full-time employees and 157 contractors in Noida, India. None of the Company's employees are represented by a labor union and the Company considers its relationships with employees to be good.

As an engineered products and solutions company, a significant number of our workforce consists of degreed engineers offering their expertise to product design and process development.

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

Prior to our September 2016 acquisition of PTF, we were engaged only in the design, manufacture and marketing of standard and custom-engineered electronic components that are used primarily to control the frequency or timing of signals in electronic circuits. Although our acquisition of PTF added an additional product line of electronic instruments that includes highly engineered products for the generation of time and frequency references for synchronization and control, until we see significant growth from the PTF electronic instruments product line or develop or acquire additional product lines, we will remain dependent on our electronic components line of business. Virtually all of our 2019 and 2018 revenues came from sales of electronic components, which consist of packaged quartz crystals, oscillator modules, electronic filters and integrated modules. We expect that this product line will continue to account for substantially all of our revenues in 2020.

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

For the years ended December 31, 2019 and 2018, we had net income of approximately $7,016,000 and $1,405,000, respectively. Our revenues are derived primarily from MtronPTI, whose future rate of growth and profitability are highly dependent on the development and growth of demand for our products in the communications, networking, aerospace, defense, instrumentation and industrial markets, which are cyclical. We cannot be certain whether we will generate sufficient revenues or sufficiently manage expenses to sustain profitability.

We have a large customer that accounts for a significant portion of our revenues, and the loss of this customer, or decrease in its demand for our products, could have a material adverse effect on our results.

In 2019, our largest customer, an electronics contract manufacturing company, accounted for $5,522,000, or 17.3%, of the Company's total revenues, compared to $4,436,000, or 17.8%, in 2018. The Company’s second largest customer, a defense contract manufacturer, accounted for $3,187,000, or 10.0%, of the Company's total revenues, compared to $1,617,000, or 7.2%, in 2018. The loss of either of these customers, or a decrease in their demand for our products, could have a material adverse effect on our results.

A relatively small number of customers account for a significant portion of our accounts receivable, and the insolvency of any of these customers could have a material adverse impact on our liquidity.

As of December 31, 2019, four of our largest customers accounted for approximately $1,841,000, or 40%, of accounts receivable. As of December 31, 2018, four of our largest customers accounted for approximately $1,043,000, or 30%, of accounts receivable. The insolvency of any of these customers could have a material adverse impact on our liquidity.

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

In 2019 and 2018, the majority of our revenues were derived from sales to manufacturers of equipment for the defense, aerospace, instrumentation and industrial markets for frequency and spectrum control devices, including indirect sales through distributors and contract manufacturers. During 2020, we expect a significant portion of our revenues to continue to be derived from sales to these manufacturers. Often OEMs and other service providers within these markets have experienced periods of capacity shortage and periods of excess capacity, as well as periods of either high or low demand for their products. In periods of excess capacity or low demand, purchases of capital equipment may be curtailed, including equipment that incorporates our products. A reduction in demand for the manufacture and purchase of equipment for these markets, whether due to cyclical, macroeconomic or other factors, or due to our reduced ability to compete based on cost or technical factors, could substantially reduce our net sales and operating results and adversely affect our financial condition. Moreover, if these markets fail to grow as expected, we may be unable to maintain or grow our revenues. The multiple variables which affect the communications, networking, aerospace, defense, instrumentation and industrial markets for our products, as well as the number of parties involved in the supply chain and manufacturing process, can impact inventory levels and lead to supply chain inefficiencies. As a result of these complexities, we have limited visibility to forecast revenue projections accurately for the near and medium-term timeframes.

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

Many of our major competitors, some of which are larger than us, and potential competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing and customer support capabilities. If we are unable to successfully compete against current and future competitors, our operating results will be adversely affected.

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

We purchase certain key components and raw materials from single or limited sources and could lose sales if these sources fail to fulfill our needs for any reason, including the inability to obtain these key components or raw materials due to the recent novel coronavirus (COVID-19) outbreak.

If single-source components or key raw materials were to become unavailable on satisfactory terms, and we could not obtain comparable replacement components or raw materials from other sources in a timely manner, our business, results of operations and financial condition could be harmed. On occasion, one or more of the components used in our products have become unavailable, resulting in unanticipated redesign and related delays in shipments. Recently, the coronavirus outbreak has caused a global pandemic that has disrupted supply chains and the ability to obtain components and raw materials around the world for all companies, including us. We cannot give assurance that we will be able to obtain the necessary components and raw materials necessary to conduct our business during the coronavirus pandemic, and we also cannot give assurance that similar delays will not occur in the future. In addition, our suppliers may be impacted by compliance with environmental regulations including RoHS and Waste Electrical and Electronic Equipment ("WEEE"), which could disrupt the supply of components or raw materials or cause additional costs for us to implement new components or raw materials into our manufacturing processes.

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

Our operating subsidiaries do not have available lines of credit to fund their businesses.

Our operating subsidiaries do not have access to any bank credit facilities and rely on the holding company for financial support in the event their operations require cash to operate or expand their businesses.

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

We have office and manufacturing space in Noida, India, and a sales office in Hong Kong. Additionally, foreign revenues for 2019 and 2018 (primarily to Malaysia) accounted for 26.6% and 24.9% of our 2019 and 2018 consolidated revenues, respectively. We anticipate that sales to customers located outside of the United States will continue to be a significant part of our revenues for the foreseeable future. Our international operations and sales to customers outside of the United States subject our operating results and financial condition to certain business, economic, political, health, regulatory and other risks, including but not limited to:

‒	Political and economic instability in countries in which our products are manufactured and sold;
‒	Expropriation or the imposition of government controls;
‒	Responsibility to comply with anti-bribery laws such as the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions;
‒	Sanctions or restrictions on trade imposed by the United States government;
‒	Export license requirements;
‒	Trade restrictions;
‒	Currency controls or fluctuations in exchange rates;
‒	High levels of inflation or deflation;
‒	Difficulty in staffing and managing non-U.S. operations
‒	Greater difficulty in collecting accounts receivable and longer payment cycles;
‒	Changes in labor conditions and difficulties in staffing and managing international operations; and
‒	The impact of the current coronavirus outbreak; and
‒	Limitations on insurance coverage against geopolitical risks, natural disasters and business operations.

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

Our business and operations may be adversely affected by the recent coronavirus outbreak or other similar outbreaks.

We derive a significant portion of our consolidated revenues from products that are manufactured and form part of our supply chain within our international operations. We have office and manufacturing space in Noida, India, and a sales office in Hong Kong. As a result of the recent coronavirus outbreak, first identified in Wuhan, Hubei Province, China, and increasingly in other locations, or other adverse public health developments, our international operations, and those of our customers and suppliers, may experience delays or disruptions, such as difficulty obtaining raw materials, logistics and supply-chain problems, and temporary suspensions of operations. In addition, our financial condition and results of operations may be adversely affected by the coronavirus outbreak.

In addition, the timeline and potential magnitude of the coronavirus outbreak is currently unknown. This disease has already resulted in a widespread health crisis that has adversely affected the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and our operating results. The continuation or amplification of this disease over a longer period of time would have increasing adverse effects on the global economy, as well as our business, financial condition and results of operations.

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

In connection with the preparation of our annual financial statements for the fiscal year ended December 31, 2019, we identified a material weakness in our internal control over financial reporting. Any failure to maintain effective internal control over financial reporting could harm us.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. In connection with our audit of the fiscal year ended December 31, 2019, we identified a material weakness in our internal controls over financial reporting regarding our ineffective controls over a significant transaction in connection with the investment in an unconsolidated subsidiary. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis. This control deficiency resulted in misstatements relating to the treatment of our investment in an unconsolidated subsidiary, which was corrected prior to the issuance of our financial statements as of and for the year ended December 31, 2019 included in this annual report on Form 10-K. As this deficiency created a reasonable possibility that a material misstatement would not be prevented or detected in a timely basis, management concluded that the control deficiency represented a material weakness and accordingly our internal control over financial reporting was not effective as of December 31, 2019.

We are still considering the full extent of the procedures to implement in order to remediate the material weakness described above; however, the current remediation plan includes implementing controls over calculations and conclusions associated with non-routine transactions at a more precise level of operation. We cannot assure you that any of our remedial measures will be effective in resolving this material weakness or that we will not suffer from other material weaknesses in the future.

If our management is unable to conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, or if additional material weaknesses in our internal controls are identified in the future, we could be subject to regulatory scrutiny and a loss of public confidence, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in our common stock price and adversely affect our results of operations and financial condition.

Risks Related to Our Investments

We have made a significant investment in a subsidiary that is the sponsor of a blank check company commonly referred to as a special purpose acquisition company (“SPAC”), and will suffer the loss of all of our investment if the SPAC does not complete an acquisition within 2 years.

In November 2019, we invested $3.35 million into a subsidiary that is obligated as the sponsor of LGL Systems Acquisition Corp (NYSE: DFNS), a blank check company. Prior to a business combination, the Sponsor holds 100% of the B shares outstanding of DFNS. The B shares equal 20% of the outstanding common stock of DFNS. Upon the successful completion of an acquisition the proforma ownership of the new company will vary depending on the business combination terms.

The Company is expected to own approximately a 43.57% interest in the sponsor through its direct investment. Assuming the terms of the business combination are identical in capital structure as that of DFNS, the Company anticipates its economic interest will include approximately 8.7% of the SPAC’s pro-forma equity immediately following a successful business combination. There can be no assurances that this scenario and the resulting ownership will manifest, as changes may be made depending upon business combination terms.

There is no assurance that the SPAC will be successful in completing a business combination or that any business combination will be successful. The Company can lose its entire investment in the SPAC if a business combination is not completed within 24 months or if the business combination is not successful, which may adversely impact our stockholder value.

Risks Related to Our Securities

The price of our common stock has fluctuated considerably and is likely to remain volatile, in part due to the limited market for our common stock.

From January 1, 2019 through December 31, 2019, the high and low closing sales prices for our common stock were $15.86 and $6.00, respectively, and the average daily trading volume in our common stock during that time period was approximately 16,400 shares per day. There is a limited public market for our common stock, and we cannot provide assurances that a more active trading market will develop or be sustained. As a result of limited trading volume in our common stock, the purchase or sale of a relatively small number of shares could result in significant price fluctuations and it may be difficult for holders to sell their shares without depressing the market price for our common stock.

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

Our officers, directors and 10% or greater stockholders control approximately 38.3% of the voting power represented by our outstanding shares of common stock as of March 27, 2020. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all of our stockholders.

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

The Company's principal executive offices are located in Orlando, Florida within an MtronPTI operating facility. MtronPTI's operations are located in Orlando, Florida; Yankton, South Dakota; and Noida, India. PTF's operations are located in Wakefield, Massachusetts. We also have sales offices in Sacramento, California; Austin, Texas; and Hong Kong.

MtronPTI owns a facility in Orlando, Florida, containing approximately 71,000 square feet on approximately five acres of land. MtronPTI owns a facility in Yankton, South Dakota, containing approximately 32,000 square feet on approximately 11 acres of land. MtronPTI also leases approximately 13,000 square feet of office and manufacturing space in Noida, India. PTF leases approximately 3,600 square feet of office and manufacturing space in Wakefield, Massachusetts. We also lease approximately 700 square feet of office space in Hong Kong and approximately 400 square feet of office space in Sacramento, California. It is our opinion that the facilities referred to above are in good operating condition, suitable, and adequate for present uses.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Our common stock is traded on the NYSE American, under the symbol "LGL." Based upon information furnished by our transfer agent, at March 27, 2020, we had 421 holders of record of our common stock. The following table sets forth the high and low sales prices for our common stock for the periods indicated as reported by the NYSE American:

Fiscal Year 2019	High	Low
Fourth Quarter	$15.86	$9.92
Third Quarter	10.90	7.70
Second Quarter	9.65	6.62
First Quarter	7.54	6.00

Fiscal Year 2018	High	Low
Fourth Quarter	$7.25	$5.76
Third Quarter	8.00	5.11
Second Quarter	5.60	5.10
First Quarter	5.86	5.24

On August 29, 2011, the Board authorized the Company to repurchase up to 100,000 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized and available for repurchase under the Company's existing share repurchase program to 540,000 shares, at such times, amounts and prices as the Company shall deem appropriate. There is no expiration date for this program. As of December 31, 2019, the Company has repurchased a total of 81,584 shares of common stock under this program at a cost of $580,000, which shares are currently held in treasury; however, no shares were repurchased by the Company during the year ended December 31, 2019.

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

The selected consolidated statement of operations data for the years ended December 31, 2019 and 2018, and the selected consolidated balance sheet data as of December 31, 2019 and 2018, are derived from our audited financial statements included elsewhere in this report. The selected consolidated statement of operations data for the years ended December 31, 2017, 2016 and 2015, and the selected consolidated balance sheet data as of December 31, 2017, 2016 and 2015, are derived from our audited financial statements not included in this report. These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Our historical results may not be indicative of the operating results to be expected in any future period.

	Year ended December 31,
	(in thousands, except share and per share data)
	2019	2018	2017	2016	2015
Revenues	$31,897	$24,870	$22,402	$20,891	$20,713
Operating income (loss) (a)	3,439	1,430	276	(161)	(788)
Income (loss) before income taxes	3,909	1,570	219	(17)	(703)
(Benefit) provision for income taxes	(3,107)	165	102	(165)	8
Net income (loss)	$7,016	$1,405	$117	$148	$(711)
Weighted average number of shares used in the basic earnings per share calculation	4,883,923	4,748,609	2,929,641	2,665,043	2,640,803
Weighted average number of shares used in the diluted earnings per share calculation	4,977,595	4,875,031	3,035,104	2,665,730	2,640,803
Per share:
Basic net income (loss) per share	$1.44	$0.30	$0.04	$0.06	$(0.27)
Diluted net income (loss) per share	$1.41	$0.29	$0.04	$0.06	$(0.27)

	December 31,
	(in thousands)
	2019	2018	2017	2016	2015
Cash and cash equivalents	$12,453	$15,508	$13,250	$2,778	$5,553
Working capital	$24,586	$24,633	$21,923	$10,135	$9,876
Total assets	$39,217	$30,075	$27,555	$16,646	$15,803
Stockholders' equity (b)	$34,893	$27,323	$24,928	$13,891	$13,727
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

Results of Operations

Factors Which May Influence Results of Operations

We are not aware of any material trends or uncertainties, other than national economic conditions affecting our industry generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on our revenues or income other than those listed in Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K. However, due to the recent outbreak of the coronavirus in the U.S. and globally, our business and operations may be impacted. The impact of the coronavirus on our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus, the success of actions taken to contain or treat the coronavirus, and reactions by consumers, companies, governmental entities and capital markets.

2019 Compared to 2018

Consolidated Revenues, Gross Margin and Backlog

Total revenues for the year ended December 31, 2019 were $31,897,000, an increase of $7,027,000, or 28.3% from revenues of $24,870,000 in 2018. The increase was primarily due to an increase in filter sales of $4,230,000.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues increased to 39.2% from 38.8% for the year ended December 31, 2019, compared to the prior year. The increase reflects our strategy to move away from the low margin commodities business and focus on achieving revenue growth through the development of more complex, higher margin products, particularly in the aerospace and defense product markets.

As of December 31, 2019, our order backlog was $21,857,000, an increase of 24.9% compared to a backlog of $17,506,000 as of December 31, 2018. The significant increase in backlog is primarily due to receiving orders much earlier than expected. The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent, which we have determined are firm orders likely to be fulfilled in the next 12 months.

Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any. We expect to fill our entire order backlog as of December 31, 2019 in 2020, but cannot provide assurances as to what portion of the order backlog will be fulfilled in a given year.

Operating Income

Operating income of $3,439,000 for the year ended December 31, 2019, was an improvement of $2,009,000 from the year ended December 31, 2018 operating income of $1,430,000. The improvement was primarily due to the $2,857,000 increase in gross margins as a result of increased sales, offset partially by increased operating expenses of ($848,000). Engineering, selling and administrative expenses were 28.4% of revenue for the year ended December 31, 2019, compared to 33.1% of revenue for the year ended December 31, 2018.

Interest Income, Net

Interest income, net, showed income of $2,000 for the years ended December 31, 2019 and December 31, 2018.

Other Income, Net

For the years ended December 31, 2019 and 2018, other income, net was $484,000 and $138,000, respectively, an increase of $346,000 in the current year. This increase resulted directly from the investment income from our investment portfolio.

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

In assessing the realizability of deferred tax assets, in accordance with the provisions of Accounting Standards Codification 740, Income Taxes (“ASC 740”), we consider whether it is more likely than not that some portion or all of our deferred tax assets will or will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Based upon the weighting of positive and negative evidence, the Company has determined the results of future operations will generate sufficient taxable income that it is more likely than not that deferred tax assets of $3,307,000 at December 31, 2019 will be utilized in the foreseeable future. At December 31, 2019, the Company’s remaining valuation allowance was $388,000, consisting primarily of tax credits expiring between 2020 and 2024. Should a change in circumstances lead to a change in judgment about the ability to realize deferred tax assets in future years, the Company will adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.

We recorded an income tax (benefit) provision for the years ended December 31, 2019 and 2018 of ($3,107,000) and $165,000, respectively. The change in our income tax (benefit) provision from the prior year was primarily due to the reversal of ($3,344,000) from the valuation allowance in the third quarter of 2019.

Net Income

Net income for the year ended December 31, 2019 was $7,016,000 compared with income of $1,405,000 for the year ended December 31, 2018. Basic net income per share for the years ended December 31, 2019 and 2018 was $1.44 and $0.30, respectively. Diluted net income per share for the years ended December 31, 2019 and 2018 was $1.41 and $0.29, respectively.

Liquidity and Capital Resources

As of December 31, 2019 and 2018, cash and cash equivalents were $12,453,000 and $15,508,000, respectively.

Cash provided by operating activities was $2,666,000 and $1,656,000 for the years ended December 31, 2019 and 2018, respectively. The $1,010,000 increase was primarily due to the improvement in net income of $5,611,000, offset by the change in deferred tax assets of ($3,226,000), changes in operating assets and liabilities of ($1,210,000), and the increased gain on marketable securities of $(234,000).

Cash used in investing activities for the years ended December 31, 2019 and 2018 was ($6,163,000) and ($324,000), respectively. In 2019, we purchased marketable securities totaling $(5,050,000), and sold marketable securities totaling $3,400,000 and invested $(3,350,000) in an unconsolidated subsidiary. The capital expenditures in 2019 related primarily to improvements to the facilities of $622,000 along with the purchase of production machinery of $330,000.

For the year ended December 31, 2019, financing activity related to proceeds from stock options exercised of $442,000. For the year ended December 31, 2018, financing activity related to the $927,000 received as a result of warrant exercises, along with $27,000 received from exercises of stock options, and payments of ($28,000) related to issuance costs for the rights offering in 2017.

As of December 31, 2019, our consolidated working capital was $24,586,000, compared to $24,633,000 as of December 31, 2018. As of December 31, 2019, we had current assets of $28,910,000, current liabilities of $4,324,000 and a ratio of current assets to current liabilities of 6.69 to 1.00. As of December 31, 2018, we had current assets of $27,385,000, current liabilities of $2,752,000 and a ratio of current assets to current liabilities of 9.95 to 1.00.

Management continues to focus on efficiently managing working capital requirements to match operating activity levels, and will seek to deploy the Company’s working capital where it will generate the greatest returns.

We believe that existing cash and cash equivalents and cash generated from operations will be sufficient to meet our ongoing working capital and capital expenditure requirements for the next 12 months from the date of this filing. However, we are continuing to monitor the outbreak of the coronavirus and its impact on our customers and suppliers, as well as our industry as a whole. The magnitude and duration of the pandemic and its impact on our operations and liquidity is uncertain as of the filing date of our report as this continues to evolve globally. However, if the outbreak continues on its current trajectory, such impacts could grow and become material. To the extent that our customers and suppliers continue to be impacted by the coronavirus outbreak, or by the other risks disclosed in our report, this could materially disrupt our business operations.

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

See the financial statements included at the end of this report beginning on page 31.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2019 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our controls over significant transactions, as of December 31, 2019, were not effective due to the material weakness noted below.

During 2019, the Company undertook a significant transaction in connection with its investment in an unconsolidated subsidiary. Management initially concluded that the Sponsor should be consolidated, when it was later determined that the Company did not have voting control over the Sponsor and should apply the equity method instead. Furthermore, the Company wrongfully concluded that the SPAC was a Variable Interest Entity (“VIE”), when it did not meet the criteria to be considered a VIE.

Despite the material weakness in internal control over financial reporting, based on the corrections made to the results contained in these financial statements, our management has concluded that, notwithstanding the material weakness described above, the financial statements fairly present in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with generally accepted accounting principles (“GAAP”).

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management is still considering potential remediation measures to be implemented before the next significant transaction occurs. The remediation efforts, which are expected to be implemented during fiscal year 2020, will include the design and implementation of controls and processes surrounding the identification, evaluation, and approval of significant transactions.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

Other than the material weakness described above that occurred during our fiscal year ended December 31, 2019, there were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2019, or in other factors that could significantly affect the controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Director Since	Offices and Positions Held With the Company, Business Experience and Principal Occupation for the Last Five Years, and Directorships in Public Corporations and Investment Companies
Ivan Arteaga	51	2019

Chief Executive Officer, The LGL Group, Inc. (January 2020 to present); Chartered Financial Analyst and Founding and Managing Member of Arteaga Capital Management, LLC (May 2006 to present), a firm that provides alternative investment management services to accredited or qualified investors.  Mr. Arteaga has previously served as a Portfolio Manager of several funds for GAMCO Investors, Inc. Mr. Arteaga brings to the board and management his extensive knowledge of capital markets along with significant mergers and acquisitions experience.

Marc J. Gabelli	52	2004

Non-executive Chairman of the Board, The LGL Group, Inc. (December 2017 to present, and September 2004 to April 2016); Chairman and Chief Executive Officer, LGL Systems Acquisition Corp. (September 2019 to present), and has served as a Director of LGL Systems Acquisition Corp. since its inception in early 2019; Chairman of Gabelli Merger Plus Trust since July 2017; Director of GAMCO Investors, Inc. from November 2014 to May 2016; Director and President of Associated Capital Group (October 2015 to May 2016); Managing Partner, Horizon Research (January 2013 to present), an investment management and research services provider; Chief Executive Officer, Gabelli Securities International Ltd. (1994 to present), a global alternative asset management platform and merchant advisor; President and Managing Partner, GGCP, Inc. (1999 to present), a private corporation that makes investments for its own account; Managing Member, Commonwealth Management Partners LLC (2008 to present); and Director and Managing Partner, GAMA Funds Holdings GmbH (2009 to present). Mr. Gabelli brings to the Board his extensive knowledge of the Company's business and industry due to his longstanding service on the Board, as well as his financial expertise and leadership experience as an executive of various investment firms.

Donald H. Hunter	63	2013

Principal, Donald Hunter LLC (April 2007 to present), a consulting practice based in Wellesley, MA; Director of KushCo Holdings, Inc. (OTCQX: KSHB), a packaging and supply company serving the regulated Cannabis industry (February 2018 to present); Chief Operating Officer and Chief Financial Officer for Harbor Global Company Limited (October 2000 to December 2006), a public company that owned and operated international investment management and natural resources subsidiaries; Chief Operating Officer, Pioneer Global Investments, a Division of the Pioneer Group, Inc. (August 1998 to October 2000), a company that provided investment management services and owned several natural resources investments; Manager of International Finance, the Pioneer Group, Inc. (January 1991 to August 1998), with financial responsibility for international strategic start-up companies. Mr. Hunter served as a director of Juniper Pharmaceuticals, Inc. (February 2014 to March 2016), a specialty pharmaceuticals company (NASDAQ: JNP), where he served as Chairman of the Audit Committee; LICT Corporation (June 2014 to May 2016), an integrated provider of broadband and voice services (OTC PK: LICT); and the Pioneer First Polish Trust Fund, where he served as Audit Committee

Chairman for the first mutual fund in Poland. Mr. Hunter brings to the Board financial, operating, corporate development, international and mergers and acquisition experience.

Timothy Foufas	51	2007

Managing Partner, Plato Foufas & Co. LLC (2005 to present), a financial services company; Vice President and Chief Operating Officer, LGL Systems Acquisition Corp. (September 2019 to present), and previously served as Chief Executive Officer of LGL Systems Acquisition Corp. from inception to September 2019; President, Levalon Properties LLC (2007 to 2018), a real estate property management company; Senior Vice President, Bayshore Management Co. LLC (2005 to 2006), a real estate property management company; Director of Investments, Liam Ventures Inc. (2000 to 2005), a private equity investment firm; and Director, ICTC Group, Inc. (2010 to 2013), a rural local exchange carrier headquartered in Nome, ND. Mr. Foufas brings to the Board his management skills and expertise in financial, investment and real estate matters.

Manjit Kalha	45	2011

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

Bel Lazar	58	2019

Chief Operations Officer and member of the Board of Directors at Efficient Power Conversion (April, 2015 to present), a leading provider of gallium nitride (GaN)-based power management technology. Acting Chief Executive Officer of Freebird Semiconductor Corporation, a high-reliability wide-gap power management technology company. President and CEO of API Technologies Corp. (March 2011 to August 2012), formerly a NASDAQ listed company. Mr. Lazar brings to the Board his experience in management and aerospace manufacturing operations within our industry, and significant mergers and acquisitions experience.

Michael J. Ferrantino, Jr	48	2019

Chief Executive Officer, InterEx Inc., a full-service company specializing in the design, fabrication, management and service of custom exhibit spaces for the trade show retail and museum markets (2015 to present). Director, LGL Systems Acquisition Corp. (September 2019 to present). From 2012 to 2014, Mr. Ferrantino was a Vice President at CTS Corporation (NYSE: CTS), a leading designer and manufacturer of electronic components and sensors, as well as a provider of electronics manufacturing services to manufacturers in the automotive, communications, medical, defense and aerospace industries. Prior to this, Mr. Ferrantino spent 11 years at Valpey-Fisher Corporation (NASDAQ:VPF), a company specializing in the marketing, design, and manufacture of high-accuracy frequency control subsystems used in digital and optical telecommunications systems. Mr. Ferrantino served in several leadership roles at VPF, most recently as the President and Chief Executive Officer. Previously, Mr. Ferrantino served as Vice President at Performax, Inc. from 2001 to 2003. Performax is a company that specialized in the design, administration, and management of fully customized health and benefit plans. From 2000 to 2001, Mr. Ferrantino was a Vice President at Bicycle Health Benefits, Inc. after beginning his career at Eaton Corporation as a Product Marketing Manager. Mr. Ferrantino currently serves on the board of directors of The Gabelli Equity Trust Inc. and Gabelli Utility Trust.

Mr. Ferrantino brings to our board of directors his extensive business experience and contacts and relationships within the manufacturing industry.

Executive Officers

The following table sets forth information regarding our executive officers as of December 31, 2019, including their business experience for the past five years and prior years.

Name	Age	Offices and Positions Held with the Company, Business Experience and Principal Occupation for the Last Five Years
Ivan Arteaga	51	Mr. Arteaga's business experience, including his term in office, is listed in the section above titled "Directors."
James W. Tivy	52

Chief Financial Officer, The LGL Group, Inc. (January 2018 to present); SVP, Finance for INTL FCStone Securities Inc. (November 2012 to January 2017); Group Controller, INTL FCStone Inc. (January 2008 to November 2012).

Family Relationships

There are no family relationships among our executive officers and directors. Michael J. Ferrantino, Jr. is the son of our former CEO, Michael J. Ferrantino, Sr., who resigned effective December 31, 2019.

Code of Ethics

We adopted a code of ethics as part of our Business Conduct Policy, which applies to all of our employees, including our principal executive, financial and accounting officers. Our Business Conduct Policy is available at www.lglgroup.com. Amendments to and waivers of our code of ethics and Business Conduct Policy will be disclosed on our website.

Audit Committee

The Audit Committee of the Board (the "Audit Committee") consists of Messrs. Hunter, Kalha and Foufas. The Board has determined that all Audit Committee members are financially literate and independent under applicable NYSE American listing standards. Mr. Hunter serves as Chairman of the Audit Committee, and the Board has determined that he qualifies as the Audit Committee financial expert, as defined under the Exchange Act.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth information with respect to compensation earned by the named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards (1) ($)	Option Awards (1) ($)	All Other Compensation ($)		Total ($)
Michael J. Ferrantino, Sr.	2019	215,987	80,785	(2)	—	—	20,197	(4)	316,969
Chief Executive Officer	2018	215,987	350,000	(3)	—	—	7,611	(4)	573,598
(Retired December 31, 2019)

James W. Tivy	2019	96,000	—		—	—	1,377	(5)	97,377
Chief Financial Officer	2018	104,991	—		—	—	911	(5)	105,902

(1)

Reflects the aggregate grant date fair value of stock awards or option awards granted in the applicable year, computed in accordance with Financial Accounting Standard Board Standards Codification Topic 718. For a discussion of the assumptions and methodologies used to calculate these amounts, please see Note E – Stock-Based Compensation in the Notes to Consolidated Financial Statements.

(2)	Reflects Mr. Ferrantino's Annual Incentive Payment for 2018 (defined below) of $382,000 excluding $250,000 advanced from Mr. Ferrantino’s Annual Incentive Payment for 2018.
(3)

Reflects Mr. Ferrantino's Annual Incentive Payment for 2017 (defined below) of $45,000 along with discretionary bonuses of $55,000 awarded by the Company’s Board of Directors and including $250,000 advanced from Mr. Ferrantino’s Annual Incentive Payment for 2018.

(4)

Amounts include reimbursement of healthcare insurance costs and the personal income tax expense arising from those costs, as well as matching contributions made by the Company to the individual's 401(k) plan.

(5)	Amounts include reimbursement of travel expenses paid to consultant.

Employment Agreements

Michael J. Ferrantino, Sr.

Pursuant to an offer letter entered into between the Company and Michael J. Ferrantino, Sr. (the "Offer Letter") on May 21, 2014, and as revised on January 11, 2017 (the “Revised Offer Letter”), Mr. Ferrantino was eligible to receive an annual incentive payment (the "Annual Incentive Payment") based on the increase in the economic value of the Company ("EV"), as further described in the Revised Offer Letter, over the prior fiscal year. The total amount of the Annual Incentive Payments payable for any fiscal year shall be equal to 3.0% of the increase in EV over the prior fiscal year. Mr. Ferrantino's Annual Incentive Payment is included in the Summary Compensation Table above.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards at fiscal year-end for any of the executives.

Non-Employee Director Compensation

The following table sets forth information with respect to compensation earned by or awarded to each non-employee director who served on the Board during the fiscal year ended December 31, 2019:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Marc J. Gabelli	19,500	15,007	34,507
Timothy Foufas	29,000	15,007	44,007
Donald H. Hunter	32,000	15,007	47,007
Manjit Kalha	37,752	10,505	48,257
Hendi Susanto (2)	19,000	—	19,000
Bel Lazar	23,500	15,007	38,507
Ivan Arteaga	23,500	—	23,500
Michael Ferrantino	10,000	15,007	25,007
(1)

On December 11, 2019, non-employee directors received grants of 1,030 shares of common stock for the fiscal year ended December 31, 2019, except for Mr. Kalha, who received a grant of 721 shares. These shares were granted under the Amended and Restated 2011 Incentive Plan.

(2)	Hendi Susanto left the Board effective November 7, 2019.

In 2019, our directors also received the following in addition to the equity awards granted as part of their base compensation: (i) their annual base cash compensation of $10,000; (ii) $2,000 for each meeting of the Board attended in person or $750 for each meeting held telephonically; and (iii) the Audit Committee Chairman received a $2,000 annual cash retainer and the Nominating Committee Chairman, and Compensation Committee Chairman each received a $1,000 annual cash retainer.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the number of shares of our common stock beneficially owned on March 27, 2020, by:

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

	Common Stock Beneficially Owned (1)
Name and Address of Beneficial Owner	Shares		%
5% Stockholders:
Mario J. Gabelli	976,073	(2)	18.7
Directors and Named Executive Officers:
Marc J. Gabelli	827,271	(3)	15.9
Timothy Foufas	30,930	(4)	*
Manjit Kalha	30,929	(5)	*
Donald H. Hunter	18,903	(4)	*
James W. Tivy	3,000		*
Bel Lazar	1,030		*
Michael Ferrantino	1,030		*
Ivan Arteaga	—		*
All executive officers and directors as a group (8 persons)	913,093	(6)	17.5
*	Less than 1% of outstanding shares.
(1)

The applicable percentage of ownership for each beneficial owner is based on 5,210,788 shares of common stock outstanding as of March 27, 2020. Shares of common stock issuable upon exercise of options, warrants or other rights beneficially owned that are exercisable within 60 days are deemed outstanding for the purpose of computing the percentage ownership of the person holding such securities and rights and all executive officers and directors as a group.

(2)

Includes (i) 499,136 shares of common stock owned directly by Mario J. Gabelli; and (ii) 476,937 shares owned by GGCP, Inc., of which Mario J. Gabelli is the chief executive officer, a director and controlling shareholder. Mario J. Gabelli disclaims beneficial ownership of the shares owned by GGCP, Inc., except to the extent of his pecuniary interest therein. Mario J. Gabelli's business address is 401 Theodore Fremd Avenue, Rye, New York 10580-1430. This disclosure is based solely on information in a Form 4 filed by Mario J. Gabelli with the SEC on January 2, 2020.

(3)

Includes (i) 62,968 shares of common stock owned directly by Marc J. Gabelli; and (ii) 764,303 shares held by Venator Merchant Fund, L.P. ("Venator Fund"). Venator Global, LLC ("Venator Global"), which is the sole general partner of Venator Fund, may be deemed to beneficially own the securities owned by Venator Fund. Marc J. Gabelli, who is the President and Sole Member of Venator Global, may be deemed to beneficially own the securities owned by Venator Fund. Marc J. Gabelli disclaims beneficial ownership of the securities owned by Venator Fund, except to the extent of his pecuniary interest therein.

(4)	Includes 1,266 shares issuable upon the exercise of options.
(5)	Includes 20,785 shares issuable upon the exercise of options.
(6)	Includes 889,766 shares of common stock and 23,317 shares issuable upon the exercise of options.

Equity Compensation Plan Information

The following table provides information as of December 31, 2019 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders (1)	78,379	$7.43	401,347
Equity compensation plans not approved by security holders	—	—	—
Total	78,379	$7.43	401,347
(1)

The Amended and Restated 2011 Incentive Plan was approved by our stockholders on June 16, 2016. 750,000 shares of common stock are authorized for issuance under the Amended and Restated 2011 Incentive Plan. Options to purchase 78,379 shares of common stock issued under the Amended and Restated 2011 Incentive Plan were outstanding as of December 31, 2019.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons, Promoters and Certain Control Persons

Certain balances held and invested in various mutual funds are managed by a related entity (the "Fund Manager"), which is related through a director who is also a 10% stockholder and currently serves as an executive officer of the Fund Manager. As of December 31, 2019, and December 31, 2018, the balance with the Fund Manager totaled $14,613,000 and $16,270,000, respectively. Fund management fees earned by the Fund Manager are anticipated to average less than 0.35% of the asset balances under management on an annual basis. The brokerage and fund transactions in 2019 and 2018 were directed solely at the discretion of the Company’s management.

Marc Gabelli, our Non-Executive Chairman also serves as Chairman and Chief Executive Officer of the SPAC and has invested in the SPAC’s Sponsor, and is the initial managing member of LGL Systems Nevada Management Partners LLC (“Nevada GP”), the manager of the SPAC’s Sponsor. Timothy Foufas, a member of LGL’s board of directors, is also a member of the SPAC’s Sponsor and Chief Operating Officer of the SPAC, has invested in the SPAC’s Sponsor and is a member of Nevada GP. Patrick Huvane, LGL’s senior vice president of business development, is a member of both LGL and the SPAC’s management team. Michael J. Ferrantino, Jr., a member of LGL’s board of directors, is also a member of the SPAC’s Sponsor and a board member for the SPAC. Under separate arrangement, these people may be eligible to receive incentive compensation should the SPAC complete a successful acquisition.

All transactions between us and any of our officers, directors, director nominees, principal stockholders or their immediate family members are to be approved by the Audit Committee, and are to be on terms no less favorable to us than we could obtain from unaffiliated third parties. Such policy and procedures are set forth in a resolution of the Board.

Director Independence

As required under NYSE American rules, a majority of the members of a listed company's board of directors must qualify as "independent," as affirmatively determined by such board of directors. The Board has determined that Messrs. Foufas, Hunter, Kalha and Lazar are independent within the meaning of NYSE American rules.

Item 14.	Principal Accounting Fees and Services Fees Billed During Fiscal 2019 and 2018

Audit Fees

Aggregate audit fees for the years ended December 31, 2019 and 2018, were $262,630 and $221,634, respectively, and include fees billed by RSM US LLP ("RSM") as the Company's independent registered public accounting firm for the years ended December 31, 2019 and 2018. Audit fees include services relating to auditing the Company's annual financial statements, reviewing the Company's financial statements included in the Company's quarterly reports on Form 10-Q and annual report on Form 10-K.

Audit-Related Fees

During 2019, RSM rendered audit-related services in connection with the Company’s registration statement on Form S-3 (Registration No. 333-235767) for the Company’s securities offering and charged fees of $37,800 during the year ended December 31, 2019 for these services. RSM did not render any audit-related services during the year ended December 31, 2018.

Tax Fees

During the year ended December 31, 2019, RSM rendered tax services in connection with the Company’s required federal and state income tax reporting. Total fees charged during the year ended December 31, 2019 totaled $64,433. RSM did not render any tax services during the year ended December 31, 2018.

All Other Fees

RSM did not render any other services during the years ended December 31, 2019 and 2018.

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

3.1	Certificate of Incorporation of The LGL Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on August 31, 2007).

3.2	The LGL Group, Inc. By-Laws (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on August 31, 2007).

3.3	The LGL Group, Inc. Amendment No. 1 to By-Laws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on June 17, 2014).

3.4	The LGL Group, Inc. Amendment No. 2 to By-Laws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on February 21, 2020).

3.5	The LGL Group, Inc. Amendment No. 3 to By-Laws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on February 26, 2020).

4.1

Form of Subscription and Information Agent Agreement by and between The LGL Group, Inc. and Broadridge Corporate Issuer Solutions, Inc. (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-218901) filed with the SEC on August 21, 2017).

4.2

Form of Transferable Subscription Rights Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-218901) filed with the SEC on August 21, 2017).

4.3	Form of Indenture (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (Registration No. 333-235767) filed with the SEC on December 31, 2019).
4.4	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.*.

Exhibit No.	Description
10.1	The LGL Group, Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K filed with the SEC on April 1, 1996). +

10.2

The LGL Group, Inc. 2001 Equity Incentive Plan adopted December 10, 2001 (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 filed with the SEC on December 29, 2005). +

10.3

Form of Restricted Stock Agreement (2001 Equity Incentive Plan) by and between The LGL Group, Inc. and each of its directors (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed with the SEC on March 24, 2011). +

10.4

Form of Restricted Stock Agreement (2001 Equity Incentive Plan) by and between The LGL Group, Inc. and each of its executive officers (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K filed with the SEC on March 24, 2011). +

10.5

The LGL Group, Inc. Amended and Restated 2011 Incentive Plan (incorporated by reference to Annex A of the Company's Definitive Proxy Statement with respect to the Company's 2016 Annual Meeting of Stockholders, filed on April 29, 2016). +

10.6	Form of Stock Option Agreement (2011 Incentive Plan) (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 filed with the SEC on December 30, 2011). +

10.7	Form of Restricted Stock Agreement (2011 Incentive Plan) (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed with the SEC on December 30, 2011). +

10.8

Form of Indemnification Agreement by and between The LGL Group, Inc. and its executive officers and directors (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed with the SEC on March 24, 2011). +

10.9

Offer of Employment Letter, effective as of October 1, 2013, by and between The LGL Group, Inc. and Michael J. Ferrantino (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 7, 2013). +

10.10

Agreement and Release, dated May 27, 2014, by and between Gregory P. Anderson and The LGL Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 28, 2014). +

10.11

Agreement and Release, dated May 27, 2014, by and between James L. Williams and The LGL Group, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 28, 2014). +

10.12

Registration Rights Agreement, dated as of September 19, 2013, by and between the Company and Venator Merchant Fund L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 19, 2013).

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

10.16

Independent Contractor Agreement between The LGL Group, Inc. and James W. Tivy (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 6, 2018). +

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

+ Indicates management or compensatory plan.

The exhibits listed above have been filed separately with the SEC in conjunction with this Annual Report on Form 10-K or have been incorporated by reference into this Annual Report on Form 10-K. Upon request, the Company will furnish to each of its stockholders a copy of any such exhibit. Requests should be addressed to the Corporate Secretary, The LGL Group, Inc., 2525 Shader Road, Orlando, Florida 32804.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LGL GROUP, INC.

March 30, 2020	By:	/s/ Ivan Arteaga
Ivan Arteaga
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	CAPACITY	DATE

/s/ Ivan Arteaga	President, Chief Executive Officer and Director	March 30, 2020
IVAN ARTEAGA	(Principal Executive Officer)

/s/ James W. Tivy	Chief Financial Officer	March 30, 2020
JAMES W. TIVY	(Principal Financial and Accounting Officer)

/s/ Marc J. Gabelli	Director	March 30, 2020
MARC J. GABELLI

/s/ Timothy Foufas	Director	March 30, 2020
TIMOTHY FOUFAS

/s/ Donald H. Hunter	Director	March 30, 2020
DONALD H. HUNTER

/s/ Manjit Kalha	Director	March 30, 2020
MANJIT KALHA

/s/ Bel Lazar	Director	March 30, 2020
BEL LAZAR

/s/ Michael J. Ferrantino, Jr.	Director	March 30, 2020
MICHAEL J. FERRANTINO, JR.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of The LGL Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The LGL Group, Inc. and its subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Orlando, Florida

March 30, 2020

THE LGL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except per Share Amounts)

	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$12,453	$15,508
Marketable securities	5,631	3,775
Accounts receivable, net of allowances of $109 and $40, respectively	4,445	3,394
Inventories, net	6,016	4,466
Prepaid expenses and other current assets	365	242
Total Current Assets	28,910	27,385
Property, Plant and Equipment
Land	536	536
Buildings and improvements	4,651	4,029
Machinery and equipment	17,527	17,012
Gross property, plant and equipment	22,714	21,577
Less: accumulated depreciation	(19,883)	(19,491)
Net property, plant and equipment	2,831	2,086
Right-of-use lease asset	331	—
Equity investment in unconsolidated subsidiary	3,334	—
Intangible assets, net	402	477
Deferred income taxes, net	3,307	127
Other assets	102	—
Total Assets	$39,217	$30,075
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,865	$1,418
Accrued compensation and commissions expense	1,832	1,143
Other accrued expenses	627	191
Total Current Liabilities	4,324	2,752
Commitments and Contingencies (Note K)
Stockholders' Equity
Common stock, $0.01 par value - 10,000,000 shares authorized; 5,014,647 shares issued and 4,933,063 shares outstanding at December 31, 2019, and 4,912,762 shares issued and 4,831,178 shares outstanding at December 31, 2018	50	49
Additional paid-in capital	41,576	41,023
Accumulated deficit	(6,153)	(13,169)
Treasury stock, 81,584 shares held in treasury at cost at December 31, 2019 and 2018	(580)	(580)
Total Stockholders' Equity	34,893	27,323
Total Liabilities and Stockholders' Equity	$39,217	$30,075

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2019	2018
REVENUES	$31,897	$24,870
Costs and expenses:
Manufacturing cost of sales	19,381	15,211
Engineering, selling and administrative	9,077	8,229
OPERATING INCOME	3,439	1,430
Other Income:
Interest income, net	2	2
Loss on equity investment in unconsolidated subsidiary	(16)	—
Other income, net	484	138
Total other income, net	470	140
INCOME BEFORE INCOME TAXES	3,909	1,570
Income tax (benefit) provision	(3,107)	165
NET INCOME	$7,016	$1,405
Basic per share information:
Weighted average number of shares used in basic earnings per share calculation	4,883,923	4,748,609
Basic net income per share	$1.44	$0.30
Diluted per share information:
Weighted average number of shares used in diluted earnings per share calculation	4,977,595	4,875,031
Diluted net income per share	$1.41	$0.29

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in Thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2017	4,692,893	$47	$40,035	$(14,609)	$(580)	$35	$24,928
Net income				1,405			1,405
Cumulative effect adjustment from adoption of Accounting Standards Update 2016-01				35		(35)	—
Exercise of stock options	9,376		27				27
Repurchase of shares exercised	(1,200)	—					—
Stock-based compensation	6,516	—	64				64
Warrant dividend exercise	123,593	2	925				927
Issuance costs for rights offering			(28)				(28)
Balance at December 31, 2018	4,831,178	49	41,023	(13,169)	(580)	—	27,323
Net income				7,016			7,016
Exercise of stock options	96,748	1	441				442
Repurchase of shares exercised	(734)	—					—
Stock-based compensation	5,871	—	112				112
Balance at December 31, 2019	4,933,063	$50	$41,576	$(6,153)	$(580)	$—	$34,893

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years Ended December 31,
	2019	2018
OPERATING ACTIVITIES
Net income	$7,016	$1,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	418	417
Amortization of finite-lived intangible assets	75	75
Loss from equity investment in unconsolidated subsidiary	16	—
Recovery of note receivable	—	(4)
Stock-based compensation	112	64
Deferred income tax (benefit) expense	(3,180)	46
(Gain) loss on marketable securities	(206)	28
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(1,051)	(1)
Increase in inventories, net	(1,550)	(591)
(Increase) decrease in prepaid expenses and other assets	(225)	92
Increase in accounts payable, accrued compensation and commissions expense and other accrued liabilities	1,241	125
Net cash provided by operating activities	2,666	1,656
INVESTING ACTIVITIES
Purchase of marketable securities	(5,050)	—
Equity investment in unconsoldiated subsidiary	(3,350)	—
Capital expenditures	(1,163)	(324)
Proceeds from sale of marketable securities	3,400	—
Net cash used in investing activities	(6,163)	(324)
FINANCING ACTIVITIES
Costs from issuance of common stock	—	(28)
Proceeds from warrant exercise	—	927
Proceeds from stock option exercise	442	27
Net cash provided by financing activities	442	926
(Decrease) increase in cash and cash equivalents	(3,055)	2,258
Cash and cash equivalents at beginning of year	15,508	13,250
Cash and cash equivalents at end of year	$12,453	$15,508
Supplemental Disclosure:
Cash paid for interest	$6	$23
Cash paid for income taxes	$86	$69
Non-Cash Disclosure:
Right-of-use assets offset by operating lease liabilities	$331	$—

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

As of December 31, 2019, the subsidiaries of the Company are as follows:

		Owned By The LGL Group, Inc.
LGL Systems Acquisition Holding Company, LLC	*	62.2%
M-tron Systems Holdings, LLC		100.0%
M-tron Industries, Inc.		100.0%
Piezo Technology, Inc.		100.0%
Piezo Technology India Private Ltd.		99.9%
M-tron Asia, LLC		100.0%
M-tron Industries, Ltd.		100.0%
GC Opportunities Ltd.		100.0%
M-tron Services, Ltd.		100.0%
Precise Time and Frequency, LLC		100.0%
Lynch Systems, Inc.		100.0%
* - Accounted for as an equity method investment

The Company operates through its two principal subsidiaries, M-tron Industries, Inc. ("MtronPTI"), which includes the operations of Piezo Technology, Inc. ("PTI") and M-tron Asia, LLC ("Mtron"), and Precise Time and Frequency, LLC ("PTF"). The Company has operations in Orlando, Florida; Yankton, South Dakota; Wakefield, Massachusetts; and Noida, India. MtronPTI also has sales offices in Sacramento, California; Austin, Texas; and Hong Kong.

The Company added three subsidiaries as part of an effort to reorganize the subsidiaries and to plan potential available strategies for investments or acquisitions. These were Mtron Systems Holdings, LLC, LGL Systems Acquisition Holdings Company, LLC (formerly: Mtron Systems Acquisition Holdings Company, LLC), and LGL Systems Acquisition Corp. (formerly: Mtron Systems Acquisition Corp.). Mtron Systems Holdings, LLC is an intermediate holding company set up to hold the assets and entities under MTron Industries, Inc. LGL Systems Acquisition Holding Company, LLC is the sponsor (the “Sponsor”) of LGL Systems Acquisition Corp., a special purpose acquisition company, commonly referred to as a “SPAC”, or blank check company, formed for the purpose of effecting a business combination in the aerospace, defense and communications industries (the “SPAC”). On November 7, 2019, the SPAC was deconsolidated as a result of an initial public offering (the “SPAC IPO”) which raised $172.5 million from outside investors (See note C).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and entities for which it has control. Material intercompany transactions and accounts have been eliminated in consolidation.

The Company consolidates entities in which the Company has a controlling financial interest. The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a variable interest entity (VIE).

A variable interest in a VIE is an investment that will absorb portions of the VIE’s expected losses and/or receive portions of the VIE’s expected residual returns. The Company’s variable interests in VIEs include limited membership interests and common equity.

VIE Consolidation Analysis

The enterprise with a controlling financial interest in a VIE is known as the primary beneficiary and consolidates the VIE. The Company determines whether it is the primary beneficiary of a VIE by performing an analysis that principally considers:

•	Which variable interest holder has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance;
•	Which variable interest holder has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE;
•	The VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders;
•	The VIE’s capital structure;
•	The terms between the VIE and its variable interest holders and other parties involved with the VIE; and
•	Related-party relationships.

The Company reassesses its evaluation of whether an entity is a VIE when certain reconsideration events occur. The Company reassesses its determination of whether it is the primary beneficiary of a VIE on an ongoing basis based on current facts and circumstances.

Equity-Method Investments: When the Company does not have a controlling financial interest in an entity but can exert significant influence over the entity’s operating and financial policies, the investment is accounted for either (i) under the equity method of accounting or (ii) at fair value by electing the fair value option available under U.S. generally accepted accounting principles (“GAAP”). Significant influence generally exists when the Company owns 20% to 50% of the entity’s common stock or in-substance common stock.

Uses of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly-liquid investments with no maturity or with a maturity of less than three months when purchased.

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

Depreciation expense from operations was approximately $418,000 for 2019 and $417,000 for 2018.

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

Each month, the Company records a specific warranty reserve for approved RMAs covering products that have not yet been returned. The Company does not maintain a general warranty reserve because, historically, valid warranty returns resulting from a product not meeting specifications or being non-functional have been de minimis. As of December 31, 2019 and 2018, accrued warranty expense was $29,000 and $28,000, respectively.

Intangible Assets

Intangible assets are recorded at cost less accumulated amortization. Amortization is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range up to 10 years. The intangible assets consist of intellectual property and goodwill. The net carrying value of the amortizable intangible assets was $362,000 and $437,000 as of December 31, 2019 and 2018, respectively. Goodwill, which is not amortizable, was $40,000 as of December 31, 2019 and 2018.

The estimated aggregate amortization expense for intangible assets, excluding goodwill, for each of the remaining years of the estimated useful life is as follows (in thousands):

2020	$75
2021	75
2022	75
2023	75
2024	62
Total	$362

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

The Company provides disaggregated revenue details by segment in Note L – Segment Information, and geographic markets in Note M – Domestic and Foreign Revenues.

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

Research and Development Costs

Research and development costs are charged to operations as incurred. Such costs were approximately $2,004,000 and $1,947,000 in 2019 and 2018, respectively, and are included within engineering, selling and administrative expenses.

Advertising Expense

Advertising costs are charged to operations as incurred. Such costs were approximately $2,000 in 2019, compared with $24,000 in 2018, and are included within engineering, selling and administrative expenses.

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

For the years ended December 31, 2019 and 2018, there were options to purchase 25,000 shares and 15,606 shares, respectively, of common stock that were excluded from the diluted earnings per share computation because the impact of the assumed exercise of such stock options or warrants would have been anti-dilutive.

	Years Ended December 31,
	2019	2018
Weighted average shares outstanding - basic	4,883,923	4,748,609
Effect of diluted securities	93,672	126,422
Weighted average shares outstanding - diluted	4,977,595	4,875,031

Income Taxes

The Company's deferred income tax assets represent (a) temporary differences between the financial statement carrying amount and the tax basis of existing assets and liabilities that will result in deductible amounts in future years, and (b) the tax effects of net operating loss carry-forwards.

The Company periodically undertakes a review of its valuation allowance and it evaluates all positive and negative factors that may affect whether it is more likely than not that the Company would realize its future tax benefits from its deferred tax balances. Pursuant to ASC 740, Income Taxes, the Company determined, during the year ended December 31, 2019, that it is more likely than not that substantially all of our U.S. deferred tax assets including net operating loss carryforwards (“NOLs”) and tax credits can be utilized in the foreseeable future and that a previously recorded valuation allowance be reduced to record deferred tax assets at their expected net realizable value.

The Company recognizes interest and/or penalties, if any, related to income tax matters in income tax expense.

Concentration Risks

In 2019, the Company's largest customer, an electronics contract manufacturing company in the aerospace and defense markets, accounted for $5,522,000, or 17.3%, of the Company's total revenues, compared to $4,436,000, or 17.8%, in 2018. The Company’s second largest customer, a defense contract manufacturer, accounted for $3,187,000, or 10.0%, of the Company's total revenues, compared to $2,258,000, or 9.1%, in 2018.

A significant portion of the Company's accounts receivable is concentrated with a relatively small number of customers. As of December 31, 2019, four of the Company's largest customers accounted for approximately $1,841,000, or 40%, of accounts receivable. As of December 31, 2018, four of the Company's largest customers accounted for approximately $1,043,000, or 30%, of accounts receivable. The Company carefully evaluates the creditworthiness of its customers in deciding to extend credit, and utilizes letters of credit to further limit credit risk for export sales. As a result of these policies, the Company has experienced very low historical bad debt expense and believes the related risk to be minimal.

At various times throughout the year and at December 31, 2019 and 2018, some deposits held at financial institutions were in excess of federally insured limits. The Company has not experienced any losses related to these balances.

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

Financial Instruments

Cash and cash equivalents, trade accounts receivable, trade accounts payable, and accrued expenses are carried at cost, which approximates fair value due to the short-term maturity of these instruments.

Foreign Currency Translation

The assets and liabilities of international operations are re-measured at the exchange rates in effect at the balance sheet date for monetary assets and liabilities and at historical rates for non-monetary assets and liabilities, with the related re-measurement gains or losses reported within the consolidated statement of operations. The results of international operations are re-measured at the monthly average exchange rates. The Company's foreign subsidiaries and respective operations' functional currency is the U.S. dollar. The Company has determined this based upon the majority of transactions with customers as well as inter-company transactions and parental support being based in U.S. dollars. The Company has recognized a re-measurement loss of $13,000 and $74,000, in 2019 and 2018, respectively, which is included within other income, net in the consolidated statements of operations.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”, to require lessees to recognize all leases, with limited exceptions, on the balance sheet. The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Subsequently, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842”, ASU 2018-11, “Targeted Improvements”, ASU 2018-20, “Narrow-Scope Improvements for Lessors”, and ASU 2019-01, “Codification Improvements”, to clarify and amend the guidance in ASU 2016-02. The Company’s adoption of the ASUs effective January 1, 2019 using the prospective basis resulted in the recording of lease assets and lease liabilities of $142,000 on the consolidated balance sheet during the first quarter of 2019. The Company has elected the practical expedient to exclude leases with terms less than one year from its calculations and disclosures.

B. Inventories

The Company reduces the value of its inventories to net realizable value when the net realizable value is believed to be less than the cost of the item. The inventory reserve for obsolescence as of December 31, 2019 and 2018 was $1,015,000 and $1,266,000, respectively.

	December 31,
	2019	2018
	(in thousands)
Raw materials	$2,134	$1,719
Work in process	2,640	1,807
Finished goods	1,242	940
Total Inventories, net	$6,016	$4,466

C. Equity Investment in Unconsolidated Subsidiary

On November 6, 2019, the Company contributed $3.35 million to the Sponsor to fund the Sponsor’s purchase of $5.2 million of private warrants in a private placement that closed simultaneously with the consummation of the SPAC IPO. Each private warrant is exercisable to purchase one share of common stock of the SPAC at an exercise price of $11.50 per share, subject to adjustment. The Company contributed 62.2% of the Sponsor’s risk capital to effect the IPO, which corresponds to approximately a 43.57% membership interest in the Sponsor as of December 31, 2019.

The Company is involved with a VIE through its investment in the Sponsor, which was determined to be a VIE. The Sponsor is managed by LGL Systems Nevada Management Partners LLC (“Nevada GP”), an affiliated entity deemed to be under the significant influence of Marc Gabelli, the Company’s Chairman of the Board. The Company has determined that it is not the primary beneficiary, as Nevada GP has the power to direct the activities of the Sponsor that most significantly impact the Sponsor’s economic performance through an operating agreement. The Company has determined that it has significant influence through Nevada GP as a result of Marc Gabelli, and will therefore account for the Sponsor under the equity method of accounting. The Sponsor has recorded losses of $26,000 during 2019, which are recognized by the Company in its statement of operations on its proportional equity investment.

The Sponsor holds 20% of the shares in the SPAC along with 5,200,000 warrants at a strike price of $11.50. On November 7, 2019, the SPAC raised $172.5 million through the sale of 17.25 million shares and was listed as a publicly traded company on the NASDAQ Capital Market under the ticker symbol ‘DFNS’. The IPO closed on November 12, 2019. Prior to and immediately following the IPO, the Sponsor held 4,312,500 shares of the SPAC, which are restricted and non-tradable.

If the SPAC does not complete a business combination within 24 months from the closing of the SPAC’s initial public offering, the proceeds from the sale of the private warrants will be used to fund the redemption of the shares sold in the SPAC’s initial public offering (subject to the requirements of applicable law), and the private warrants will expire worthless.

D. Related Party Transactions

Certain balances held and invested in various mutual funds are managed by g.research (the "Fund Manager"). Marc Gabelli, our non-executive chairman of the board, who is also a greater than 10% stockholder, currently serves as an executive officer of the Fund Manager. The brokerage and fund transactions in 2019 and 2018 were directed solely at the discretion of the Company’s management.

As of December 31, 2019, the balance with the Fund Manager totaled $14,613,000, including $8,992,000 which is classified within cash and cash equivalents on the accompanying consolidated balance sheets, and $5,621,000 which is classified as marketable securities on the accompanying consolidated balance sheets. Amounts invested generated $493,000 of realized and unrealized investment income during 2019 that is included within other income, net on the accompanying consolidated statement of operations.

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

Fund management fees earned by the Fund Manager are anticipated to average less than 0.35% of the asset balances under management on an annual basis.

Marc Gabelli, our Non-Executive Chairman also serves as Chairman and Chief Executive Officer of the SPAC and has invested in the Sponsor, and is the initial managing member of Nevada GP. Timothy Foufas, a member of LGL’s board of directors, is also a member of the Sponsor and Chief Operating Officer of the SPAC, has invested in the Sponsor and is a member of Nevada GP. Patrick Huvane, LGL’s senior vice president of business development, is a member of both the Company and the SPAC’s management team. Michael J. Ferrantino, Jr., a member of the Company’s board of directors, is also a member of the Sponsor and a board member for the SPAC. Under separate arrangement, these people may be eligible to receive incentive compensation should the SPAC complete a successful acquisition.

On May 2, 2019, the Company agreed to loan the Sponsor an aggregate of up to $150,000 to cover expenses related to the SPAC IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of (i) April 30, 2020, (ii) the completion of the SPAC IPO or (iii) the date on which the Company determined not to proceed with the SPAC IPO. The Note was repaid on December 19, 2019.

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

The following table summarizes the inputs to the option valuation model for the options granted during the years ended December 31, 2019 and 2018:

	2019	2018
Expected volatility	40%	31%
Dividend rate	0%	0%
Expected term (in years)	3.55	3.55
Risk-free rate	1.63%	2.65%

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

The following table summarizes information about stock options outstanding and exercisable at December 31, 2019:

	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Option Balances at December 31, 2018	153,877	$4.75	$1.18	2.0	$208
Options Granted	25,000	12.72	4.02
Options Exercised	(96,748)	4.68	1.26
Options Forfeited	(3,750)	3.90	0.89
Option Balances at December 31, 2019	78,379	$7.43	$2.00	2.7	$593
Options Exercisable at December 31, 2019	45,317	$4.74	$1.02	1.4	$465

The weighted-average grant-date fair value of options granted during the years 2019 and 2018 was $4.02 and $1.65, respectively. As of December 31, 2019, there was approximately $105,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements, which will be recognized over 2.7 years.

During the year ended December 31, 2019, the Company issued 5,871 shares with a weighted average grant date fair value of $14.57 per share. These shares were fully vested on the date of issuance. As of December 31, 2019, there were no unvested restricted shares granted under the Amended and Restated 2011 Incentive Plan.

The Amended and Restated 2011 Incentive Plan had 407,218 shares remaining available for future issuance at December 31, 2019.

F. Income Taxes

The Company periodically undertakes a review of its valuation allowance and it evaluates all positive and negative factors that may affect whether it is more likely than not that the Company would realize its future tax benefits from its deferred tax balances. In 2014, the Company introduced a number of changes, most notably the decision to exit the low-margin, high-volume telecommunications market and focus on engineered solutions in the aerospace and defense markets. This turnaround plan was engineered and executed by the Company’s previous chief executive officer, with the consent of the Board of Directors and participation by management. Over the following five years, the negative factors that caused the Company to produce continuing losses in the U.S. tax jurisdiction were eliminated, with the result being sustained increases in the Company’s sales, revenues, and backlog. Margins from its new and improved products and services have continually increased and the Company maintains a strong backlog of orders with its customers to support the assertion that it is more likely than not that substantially all of its net deferred tax assets will be utilized and that associated valuation allowances should be eliminated.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will or will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Based upon the weighting of positive and negative evidence, the Company has determined the results of future operations of one of its foreign subsidiaries will generate enough taxable income that it is more likely than not that deferred tax assets of $67,000 at December 31, 2019, generated from foreign NOLs, can be utilized in the foreseeable future. In the third quarter of 2019, the Company further determined that a full valuation against the remaining net deferred tax assets was no longer required and reversed a previously recorded valuation allowance, recording deferred tax assets at the amount that is more likely than not to be realized.

The net balance of the deferred tax asset was approximately $5.2 million as of December 31, 2018, with a related valuation allowance of $5.1 million. Through the nine months ended September 30, 2019, the Company was able to realize $0.7 million of its deferred tax assets as a result of its profitable operations. At September 30, 2019, the Company wrote off $0.7 million of deferred tax assets and the related valuation allowance for certain deferred tax assets which were no longer realizable, and released $3.3 million from its valuation allowance, representing the net realizable portion of its U.S. deferred tax assets, with the balance of the valuation allowance of $0.4 million covering that portion of the Company’s U.S. deferred tax assets which are not expected to be realized, relating to research and development tax credits. Should a change in circumstances lead to a change in judgment about the ability to realize deferred tax assets in future years, the Company will adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.

Income tax (benefit) provision for the years ended December 31, 2019 and 2018 is as follows:

	2019	2018
	(in thousands)
Current:
Federal	$—	$(57)
State and local	30	20
Foreign	43	156
Total Current	73	119
Deferred:
Federal	1,322	616
State and local	147	(86)
Foreign	60	46
Total before change in valuation allowance	1,529	576
Change in valuation allowance	(4,709)	(530)
Net deferred	(3,180)	46
Income tax (benefit) provision	$(3,107)	$165

A reconciliation of the (benefit) provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes is detailed below:

	2019	2018
	(in thousands)
Tax provision at expected statutory rate	$821	$330
State taxes, net of federal benefit	92	43
Permanent differences	34	122
Credits	(108)	(82)
Foreign tax expense, and other	13	420
Change in rate	63	(138)
Change in valuation allowance	(4,709)	(530)
Permanent true-ups	687	—
(Benefit) provision for income taxes	$(3,107)	$165

Deferred income taxes for 2019 and 2018 were provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Tax effects of temporary differences and carry-forwards at December 31, 2019 and 2018 were as follows:

	December 31, 2019		December 31, 2018
	Deferred Tax		Deferred Tax
	Asset	Liability	Asset	Liability
	(in thousands)
Inventory reserve	$239	$—	$301	$—
Fixed assets	—	100	—	90
Other reserves and accruals	358	—	207	—
Stock-based compensation	6	—	23	—
Other	—	18	—	24
Tax credit carry-forwards	1,724	—	1,966	—
Federal tax loss carry-forwards	1,169	—	1,980	—
State tax loss carry-forwards	250	—	734	—
Foreign tax loss carry-forwards	67	—	127	—
Total deferred income taxes	3,813	$118	5,338	$114
Valuation allowance	(388)		(5,097)
Net deferred tax assets	$3,307		$127

Deferred tax assets totaled $3.7 million at December 31, 2019, which includes the tax effect of federal, state, and foreign net operating loss carryforwards and our federal tax credits. We recognize federal, state, and foreign net operating loss carryforwards and our federal tax credits as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period.

The Company has a total gross federal NOL carry-forward of $5,565,000 as of December 31, 2019. This federal NOL carry-forward expires through 2038 if not utilized prior to that date. The Company has total state NOL carry-forwards of $6,680,000 as of December 31, 2019. These state NOL balances have unlimited carryforward periods. The Company has research and development tax credit carry-forwards of approximately $1,724,000 at December 31, 2019 that can be used to reduce future income tax liabilities and expire principally between 2020 and 2038. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance. At December 31, 2019, the balance in the Company’s valuation allowance was $388,000, consisting primarily of research and development tax credits expiring between 2020 and 2024.

The Company files income tax returns in the U.S. federal, various state, Hong Kong and India jurisdictions. The statute of limitations for assessment by the Internal Revenue Service ("IRS") and state tax authorities is open for tax returns for years ended December 31, 2016, 2017 and 2018, although carry-forward attributes that were generated prior to tax year 2016, including NOL carry-forwards and tax credits, may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. The Company is generally subject to examinations by foreign tax authorities from 2014 to the present.

The Company will recognize any interest and penalties related to unrecognized tax positions in income tax expense. At the date of adoption of ASC 740, the Company did not have a liability for unrecognized tax positions. As of December 31, 2019, management assessed the balances of its deferred tax assets and liabilities and has determined that it has not taken any aggressive tax positions that may be considered uncertain under ASC 740-10.

G. Leases

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

Rent expense under operating leases was $430,000 and $393,000 for the years ended December 31, 2019 and 2018, respectively. The Company leases certain property and equipment, including warehousing, and sales and distribution equipment, under operating leases that extend from one to five years. Certain of these leases have renewal options.

During the year ended December 31, 2019, we renewed a lease on one of our facilities, resulting in the addition of $318,000 in right-of-use lease assets in exchange for operating lease liabilities.

Our lease obligation payable of $331,000 is included within other accrued expenses on the consolidated balance sheet at December 31, 2019.

Future minimum lease payment obligations under operating leases are as follows (in thousands):

	2019	2018
2020	$92	$35
2021	62	26
2022	64	—
2023	64	—
2024	63	—
Thereafter	—	—
Total lease payments	345	61
Less: interest	(14)	(3)
Total lease payments	$331	$58

H. Stockholders' Equity

Share Repurchase Program

On August 29, 2011, the Board authorized the Company to repurchase up to 100,000 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized and available for repurchase under the Company's existing share repurchase program to 540,000 shares, at such times, amounts and prices as the Company shall deem appropriate. As of December 31, 2019, the Company had repurchased a total of 81,584 shares of common stock at a cost of $580,000, which shares are currently held in treasury.

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

(in thousands)	Level 1	Level 2	Level 3	Total December 31, 2019
Marketable Equity Security	$10	$—	$—	$10
Equity Mutual Fund	$—	$5,621	$—	$5,621
U.S. Treasury Mutual Fund	$8,915	$—	$—	$8,915

(in thousands)	Level 1	Level 2	Level 3	Total December 31, 2018
Marketable Equity Security	$11	$—	$—	$11
Equity Mutual Fund	$—	$3,764	$—	$3,764
U.S. Treasury Mutual Fund	$12,506	$—	$—	$12,506

There were no transfers to or from level 2 to level 3 during the reporting periods.  The Company also has assets that may be subject to measurement at fair value on a non-recurring basis, including goodwill and intangible assets, and other long-lived assets. There were no liabilities subject to fair value on a non-recurring or recurring basis as of December 31, 2019 or 2018.

As of December 31, 2019 and 2018, The Company had investments in two mutual funds. The Equity Mutual Fund noted above is invested in the Gabelli ABC Fund, and the U.S. Treasury Mutual Fund is invested in the Gabelli US Treasury Money Market Fund.

The Company reviews goodwill annually and the carrying value of long-lived assets whenever events and circumstances indicate that the carrying amounts of the assets may not be recoverable. If it is determined that the assets are impaired, the carrying value would be reduced to estimated recoverable value.

J. Employee Benefit Plans

The Company offers a defined contribution plan for eligible employees, in which the Company makes discretionary contributions up to 50% of the first 6% of eligible compensation contributed by participants. The Company contributed approximately $115,000 and $118,000 in discretionary contributions during 2019 and 2018, respectively. Participants vest in employer contributions starting after their second year of service at 20% increments, vesting 100% in year six.

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

L. Segment Information

The Company has identified two reportable business segments from operations: electronic components, which includes all products manufactured and sold by MtronPTI, and electronic instruments, which includes all products manufactured and sold by PTF. The Company's foreign operations in Hong Kong and India fall under MtronPTI.

Operating income is equal to revenues less cost of sales and operating expenses, excluding investment income, interest expense, and income taxes. Identifiable assets of the segment are those used in its operations and exclude general corporate assets. General corporate assets are principally cash and cash equivalents, short-term investments and certain other investments and receivables.

	Years Ended December 31,
	2019	2018
	(in thousands)
Revenues from Operations
Electronic components	$30,553	$23,793
Electronic instruments	1,344	1,077
Total consolidated revenues	$31,897	$24,870
Operating Income from Operations
Electronic components	$4,726	$2,525
Electronic instruments	257	49
Unallocated corporate expense	(1,544)	(1,144)
Consolidated total operating income	3,439	1,430
Interest income, net	2	2
Loss on equity investment in unconsoldiated subsidiary	(16)	—
Other income, net	484	138
Total other income	470	140
Income Before Income Taxes	$3,909	$1,570
Capital Expenditures
Electronic components	$1,163	$324
Electronic instruments	—	—
General corporate	—	—
Total capital expenditures	$1,163	$324
Total Assets
Electronic components	$9,863	$11,877
Electronic instruments	706	861
General corporate	28,648	17,337
Consolidated total assets	$39,217	$30,075

M. Domestic and Foreign Revenues

Significant foreign revenues from operations (10% or more of foreign sales) were as follows (in thousands):

	Years Ended December 31,
	2019	2018
	(in thousands)
Malaysia	$4,329	$3,153
All other foreign countries	4,171	3,044
Total foreign revenues	$8,500	$6,197
Total domestic revenues	$23,397	$18,673

The Company allocates its foreign revenue based on the customer's ship-to location.

N. Subsequent Events

ATM Program

On January 22, 2020, the Company entered into an Open Market Sale Agreement (the “Agreement”) with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $15,000,000 (the “Shares”).

The Company is not obligated to sell any Shares under the Agreement. Subject to the terms and conditions of the Agreement, Jefferies will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable laws and regulations, to sell Shares from time to time based upon the Company’s instructions, including any price, time or size limits specified by the Company, subject to certain limitations. Under the Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including block transactions, sales made directly on the NYSE American or sales made into any other existing trading market of the Company’s common stock.

Shares sold under the Agreement will be issued pursuant to the shelf registration statement on Form S-3 (File No. 333-235767), filed by the Company with the SEC on December 31, 2019, which was declared effective on January 8, 2020. The Company filed a prospectus supplement with the SEC on January 23, 2020 in connection with the offer and sale of the common shares pursuant to the Agreement.

Through the date of this report, there have been 263,725 shares sold under this Agreement, at an average price per share of $13.65 and generating net proceeds of approximately $3,491,000.

Novel Coronavirus Outbreak

On March 11, 2020, the World Health Organization declared the novel coronavirus outbreak (“COVID-19”) a pandemic. COVID-19 could impact the Company’s operations, suppliers and/or customers in a significant way. Any disruptions to the Company’s operations, or those of our suppliers or customers, may adversely impact the Company’s revenues and operating results. COVID-19 could also adversely affect the economies and financial markets of many countries, including other countries in which the Company operates, with a resulting economic downturn that may affect demand for our products.

The extent to which COVID-19 impacts the Company’s results will depend on future developments, including new information which may emerge concerning the severity and global spread of COVID-19 and any governmental or state actions taken to contain its impact, which efforts are highly uncertain and cannot be predicted.

Our production facility in Orlando is situated in Orange County, whose mayor declared a stay-in-place order beginning March 26, 2020 at 11pm for two weeks. Our MtronPTI business within that production facility operates as a manufacturer within the defense and aerospace market and qualifies as an essential industry, not subject to general quarantine or stay-in-place orders.

Our production facility in Noida, India, has been impacted by the Indian government’s nationwide lockdown, beginning March 25, 2020 and expected to be in place for 21 days, and all production activities have ceased.

The company continues to assess the potential impact of COVID-19, which remains uncertain at this time.

Adverse Impact on Operating Unit Liquidity

Mtron Systems Holdings, LLC and Precise Time and Frequency, LLC do not have existing lines of credit in place. Current cash and liquidity may not be sufficient if there is a prolonged disruption of their operations (see discussion above), and such events could have a significant detrimental impact on the liquidity of our subsidiaries. It is unknown whether viable alternatives to access liquidity will be available, and/or if our subsidiaries, respectively, will qualify for prospective sources of liquidity. Such includes the possibility to draw capital from the parent LGL Group, Inc.

Global Financial Market Downturn

With the recent downturn in the financial markets, as a result of COVID-19 and other factors, our marketable securities have suffered losses totaling around $0.3 million, or approximately 5.5% as of the market close on March 27, 2020.