Form 10-Q
period 2020-03-31
LGL GROUP INC
filed 2020-05-14
CIK 61004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes  ☐    No  ☒

As of May 11, 2020, the registrant had 5,212,054 shares of common stock, $0.01 par value per share, outstanding.

THE LGL GROUP, INC.

Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2020

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except par value and share amounts)

	March 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$16,631	$12,453
Marketable securities	5,306	5,631
Accounts receivable, net of allowances of $105 and $109, respectively	4,819	4,445
Inventories, net	5,986	6,016
Prepaid expenses and other current assets	341	365
Total Current Assets	33,083	28,910
Property, plant and equipment:
Land	536	536
Buildings and improvements	4,651	4,651
Machinery and equipment	17,583	17,527
Gross property, plant and equipment	22,770	22,714
Less: accumulated depreciation	(19,999)	(19,883)
Net property, plant, and equipment	2,771	2,831
Equity investment in unconsoldiated subsidiary	3,295	3,334
Deferred income taxes, net	3,248	3,307
Intangible assets, net	383	402
Right-of-use lease asset	318	331
Other assets	—	102
Total Assets	$43,098	$39,217
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,639	$1,865
Accrued compensation and commissions	2,224	1,832
Other accrued expenses	837	627
Total Current Liabilities	4,700	4,324
Commitments and Contingencies (Note N)
Stockholders’ Equity
Common stock, $0.01 par value - 10,000,000 shares authorized; 5,337,372 shares issued and 5,210,788 shares outstanding at March 31, 2020, and 5,014,647 shares issued and 4,933,063 shares outstanding at December 31, 2019	53	50
Additional paid-in capital	44,895	41,576
Accumulated deficit	(5,970)	(6,153)
Treasury stock, 81,584 shares held in treasury at cost at March 31, 2020 and December 31, 2019	(580)	(580)
Total Stockholders' Equity	38,398	34,893
Total Liabilities and Stockholders' Equity	$43,098	$39,217

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
REVENUES	$8,618	$6,632
Costs and expenses:
Manufacturing cost of sales	5,662	4,215
Engineering, selling and administrative	2,296	1,983
OPERATING INCOME	660	434
Other (Expense) Income:
Interest income, net	—	1
Loss on equity investment in unconsolidated subsidiary	(39)	—
Other (expense) income, net	(384)	153
Total Other (Expense) Income, Net	(423)	154
INCOME BEFORE INCOME TAXES	237	588
Income tax expense	54	6
NET INCOME	$183	$582
Basic per share information:
Weighted average shares outstanding	5,052,184	4,838,568
Net income	$0.04	$0.12
Diluted per share information:
Weighted average shares outstanding	5,097,879	4,959,636
Net income	$0.04	$0.12

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands, except share amounts)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
Balance at December 31, 2019	4,933,063	$50	$41,576	$(6,153)	$(580)	$34,893
Net income				183		183
Exercise of stock options	14,000	—	58			58
At-the-market stock sales, net of costs of $346	263,725	3	3,251			3,254
Stock-based compensation			10			10
Balance at March 31, 2020	5,210,788	$53	$44,895	$(5,970)	$(580)	$38,398

Balance at December 31, 2018	4,831,178	$49	$41,023	$(13,169)	$(580)	$27,323
Net income				582		582
Exercise of stock options	14,250	—	71			71
Stock-based compensation			6			6
Balance at March 31, 2019	4,845,428	$49	$41,100	$(12,587)	$(580)	$27,982

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES
Net income	$183	$582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	116	101
Amortization of finite-lived intangible assets	19	18
Stock-based compensation	10	6
Loss from equity investment in unconsolidated subsidiary	39	—
Loss (gain) on marketable securities	325	(77)
Deferred income tax expense	59	13
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(374)	(1,005)
Decrease (increase) in inventories, net	30	(707)
Decrease (increase) in prepaid expenses and other assets	126	(52)
Increase in accounts payable, accrued compensation and commissions and other accrued liabilities	389	1,243
Net cash provided by operating activities	922	122
INVESTING ACTIVITIES
Purchase of marketable securities, net	—	(5,000)
Capital expenditures	(56)	(403)
Net cash used in investing activities	(56)	(5,403)
FINANCING ACTIVITIES
Proceeds from at-the-market stock sales	3,254	—
Proceeds from stock option exercise	58	71
Net cash provided by financing activities	3,312	71
Increase (decrease) in cash and cash equivalents	4,178	(5,210)
Cash and cash equivalents at beginning of period	12,453	15,508
Cash and cash equivalents at end of period	$16,631	$10,298
Supplemental Disclosure:
Cash paid for interest	$6	$6
Cash paid for income taxes	$72	$10

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

A.	Subsidiaries of the Registrant

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

As of March 31, 2020, the subsidiaries of the Company were as follows:

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

The Company has invested $3.35 million in LGL Systems Acquisition Holding Company, LLC, which serves as the sponsor (the “Sponsor”) of LGL Systems Acquisition Corp., a special purpose acquisition company, commonly referred to as a “SPAC”, or blank check company, formed for the purpose of effecting a business combination in the aerospace, defense and communications industries (the “SPAC”).

The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020 and has negatively impacted the U.S. and global economy, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial markets. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, all of which are uncertain and cannot be predicted.

As a result of COVID-19, our operations in India were closed from March 23, 2020 and resumed limited operations on May 7, 2020 with a reduced level of staffing. In accordance with the Department of Defense (“DoD”) guidance issued in March 2020 designating the Defense Industrial Base as a critical infrastructure workforce, our U.S. production facilities have continued to operate in support of essential products and services required to meet national security commitments to the U.S. Government and the U.S. military, however, facility closures or work slowdowns or temporary stoppages could occur. Additional details regarding the impact of COVID-19 on the Company are contained within Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 2 of this Quarterly Report on Form 10-Q.

B.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020.

This interim information should be read in conjunction with the audited consolidated financial statements and related notes thereto set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2020. The accompanying unaudited condensed consolidated financial statements should also be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and entities for which it has control. Material ntercompany transactions and accounts have been eliminated in consolidation.

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

Income Taxes

The Company periodically undertakes a review of its valuation allowance and it evaluates all positive and negative factors that may affect whether it is more likely than not that the Company would realize its future tax benefits from its deferred tax balances. Pursuant to ASC 740, Income Taxes, the Company determined in the prior year that it is more likely than not that substantially all of our U.S. deferred tax assets including net operating loss carryforwards and tax credits can be utilized in the foreseeable future and that the valuation allowance be reduced to record deferred tax assets at their expected net realizable value.

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

Recent Accounting Pronouncements

There were no recent accounting pronouncements that are anticipated to affect the Company.

C.	Equity Investment in Unconsolidated Subsidiary

The Company contributed $3.35 million to the Sponsor, representing 62.2% of the Sponsor’s initial risk capital. The Sponsor is managed by LGL Systems Nevada Management Partners LLC (“Nevada GP”), an affiliated entity deemed to be under the significant influence of Marc Gabelli, the Company’s non-executive Chairman of the Board, who is also a greater than 10% stockholder. The Company has determined that it has significant influence through Nevada GP as a result of Marc Gabelli, and will account for the Sponsor under the equity method of accounting.

The Sponsor holds 20% of the shares in the SPAC along with 5,200,000 private warrants at a strike price of $11.50. On November 7, 2019, the SPAC raised $172.5 million through the sale of 17.25 million shares and was listed as a publicly traded company on the NASDAQ Capital Market under the ticker symbol ‘DFNS’. The SPAC’s initial public offering closed on November 12, 2019. Prior to and immediately following the initial public offering, the Sponsor held 4,312,500 shares of the SPAC, which are restricted and non-tradable.

If the SPAC does not complete a business combination within 24 months from the closing of the SPAC’s initial public offering, the proceeds from the sale of the private warrants will be used to fund the redemption of the shares sold in the SPAC’s initial public offering (subject to the requirements of applicable law), and the private warrants will expire worthless.

D.	Related Party Transactions

Certain cash equivalents and marketable securities held and invested in various mutual funds are managed by g.research (the "Fund Manager"). Marc Gabelli currently serves as an executive officer of the Fund Manager. The brokerage and fund transactions in 2020 and 2019 were directed solely at the discretion of the Company’s management.

As of March 31, 2020, the balance with the Fund Manager totaled $17,809,000, including $12,513,000 which is classified within cash and cash equivalents on the accompanying unaudited condensed consolidated balance sheets, and $5,296,000 which is classified within marketable securities on the accompanying unaudited condensed consolidated balance sheets. Amounts invested generated ($293,000) and $146,000 of realized and unrealized investment (loss) income during the first three months of 2020 and 2019, respectively that is included within other income, net on the accompanying unaudited condensed consolidated statements of operations. Fund management fees are anticipated to average less than 0.35% of the asset balances under management on an annual basis.

As of December 31, 2019, the balance with the Fund Manager totaled $14,613,000, including $8,992,000 which is classified within cash and cash equivalents on the accompanying unaudited condensed consolidated balance sheets, and $5,621,000 which is classified as marketable securities on the accompanying unaudited condensed consolidated balance sheets.

Marc Gabelli serves as Chairman and Chief Executive Officer of the SPAC and has invested in the Sponsor, and is the initial managing member of Nevada GP. Timothy Foufas, a member of LGL’s board of directors, is also a member of the Sponsor and Chief Operating Officer of the SPAC, and has invested in the Sponsor and is a member of Nevada GP. Patrick Huvane, LGL’s senior vice president of business development, is a member of both LGL and the SPAC’s management team. Michael J. Ferrantino, Jr., a member of LGL’s board of directors, is also a member of the Sponsor and a board member for the SPAC. Under separate arrangement, these people may be eligible to receive incentive compensation should the SPAC complete a successful acquisition.

E.	Fair Value Measurements

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

	Level 1	Level 2	Level 3	Total at March 31, 2020
Equity Security	$10	$—	$—	$10
Equity Mutual Fund	—	5,296	—	5,296
U.S. Treasury Mutual Fund	12,513	—	—	12,513

	Level 1	Level 2	Level 3	Total at December 31, 2019
Equity Security	$10	$—	$—	$10
Equity Mutual Fund	—	5,621	—	5,621
U.S. Treasury Mutual Fund	8,915	—	—	8,915

There were no transfers from level 2 to level 3 during the periods presented. There were no level 3 assets as of March 31, 2020 or December 31, 2019. The Company also has assets that may be subject to measurement at fair value on a non-recurring basis, including goodwill and intangible assets, and other long-lived assets. There were no liabilities subject to fair value on a non-recurring or recurring basis as of March 31, 2020 or December 31, 2019.

F.Inventories

Inventories are valued at the lower of cost or net realizable value using the FIFO (first-in, first-out) method. The Company reduces the value of its inventories to net realizable value when the net realizable value is believed to be less than the cost of the item. The inventory reserve for obsolescence as of March 31, 2020 and December 31, 2019 was $1,075,000 and $1,341,000, respectively.

Inventories are comprised of the following (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$2,176	$2,134
Work in process	2,905	2,640
Finished goods	905	1,242
Total Inventories, net	$5,986	$6,016

G.	Intangible Assets

Intangible assets are recorded at cost less accumulated amortization which is included in engineering, selling and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. Amortization is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range up to 10 years. The intangible assets consist of intellectual property and goodwill. The net carrying value of the amortizable intangible assets was $343,000 and $362,000 as of March 31, 2020 and December 31, 2019, respectively. Goodwill, which is not amortizable, was $40,000 as of both March 31, 2020 and December 31, 2019.

The Company reviews goodwill and the carrying value of long-lived assets at least annually or whenever events and circumstances indicate that the carrying amounts of the assets may not be recoverable. If it is determined that the assets are impaired, the carrying value would be reduced to estimated fair value. As a result of a deterioration in macroeconomic conditions driven by COVID-19 as well as Company-specific events, which combined resulted in declines to our stock price and market capitalization during the first quarter of 2020, the Company determined it was more likely than not that these factors had a significant adverse impact on its reporting units. An interim quantitative goodwill impairment analysis was performed as of March 31, 2020 and the Company determined that the fair values of its goodwill and other long-lived assets were greater than their carrying values. As such, no impairment was necessary for any of its goodwill or other long-lived assets.

H.	Stock-Based Compensation

The Company measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the cost over the requisite service period, typically the vesting period. On March 27, 2020, the Company issued 45,000 restricted shares to its Interim President and Chief Executive Officer, with a vesting period of 3.75 years.

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

Compensation expense related to share-based compensation is recognized over the applicable vesting periods. As of March 31, 2020, there was approximately $500,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements that will be recognized over a weighted average period of 2.5 years.

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

For the three months ended March 31, 2020 and 2019 there were 25,000 options and 6,067 options, respectively, to purchase shares of common stock that were excluded from the diluted earnings per share computation because the impact of the assumed exercise of such stock options would have been anti-dilutive during the respective periods.

The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Weighted average shares outstanding - basic	5,052,184	4,838,568
Effect of diluted securities	45,695	121,068
Weighted average shares outstanding - diluted	5,097,879	4,959,636

J.	Stockholders’ Equity

ATM Program

On January 22, 2020, the Company entered into an Open Market Sale Agreement (the “Agreement”) with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $15,000,000 (the “Shares”). Shares sold under the Agreement are issued pursuant to the shelf registration statement on Form S-3 (File No. 333-235767), filed by the Company with the SEC on December 31, 2019, which was declared effective on January 8, 2020. The Company filed a prospectus supplement with the SEC on or about January 22, 2020 in connection with the offer and sale of the common shares pursuant to the Agreement. During the three months ended March 31, 2020 there were 263,725 shares sold under this Agreement, at an average price per share of $13.65 and generating net proceeds of approximately $3,492,000 after brokerage charges of $108,000 were deducted and paid to Jefferies. Form S-3 and at-the-market (“ATM”) registration costs were approximately $238,000 and were charged to additional paid-in capital.

Share Repurchase Program

On August 29, 2011, the Company’s board of directors (the “Board”) authorized the Company to repurchase up to 100,000 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized and available for repurchase under the Company's existing share repurchase program to 540,000 shares, at such times, amounts and prices as the Company shall deem appropriate. As of March 31, 2020, the Company had repurchased a total of 81,584 shares of common stock at a cost of $580,000, which shares are currently held in treasury.

K.	Income Taxes

The Company periodically undertakes a review of its valuation allowance and evaluates all positive and negative factors that may affect whether it is more likely than not that the Company would realize its future tax benefits from its deferred tax balances.

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

The estimated annualized effective income tax rate for the three months ended March 31, 2020 and March 31, 2019 was 22.9% and 23.1%, respectively. Other differences between our effective income tax rate and the U.S. federal statutory rate are the impact of state taxes, foreign taxes, non-deductible expenses, and excess tax benefits or expense on share-based compensation.

L.	Segment Information

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

	Three Months Ended March 31,
	2020	2019
Revenues from Operations
Electronic components	$8,276	$6,331
Electronic instruments	342	301
Total consolidated revenues	$8,618	$6,632
Operating Income
Electronic components	$871	$558
Electronic instruments	37	93
Unallocated corporate expense	(248)	(217)
Total operating income	660	434
Interest income, net	—	1
Loss on equity investment in unconsoldiated subsidiary	(39)	—
Other (expense) income, net	(384)	153
Total other (expense) income	(423)	154
Income Before Income Taxes	$237	$588

Operating income is equal to revenues less cost of sales and operating expenses, excluding investment income, interest expense, and income taxes.

M.	Domestic and Foreign Revenues

Significant foreign revenues from operations (10% or more of foreign sales) were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Malaysia	$1,018	$825
Hong Kong	246	267
All other foreign countries	822	617
Total foreign revenues	$2,086	$1,709
Total domestic revenue	$6,532	$4,923

The Company allocates its foreign revenue based on the customer's ship-to location.

N.	Commitments and Contingencies

In the ordinary course of business, the Company and its subsidiaries may become defendants in certain product liability, patent infringement, worker claims and other litigation. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable.

O.	Leases

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

Future minimum lease payment obligations under operating leases are as follows (in thousands):

	March 31, 2020	December 31, 2019
2020 (nine months at March 31, 2020)	$77	$92
2021	63	62
2022	64	64
2023	64	64
2024	63	63
Thereafter	—	—
Total lease payments	331	345
Less: interest	(13)	(14)
Total lease payments	$318	$331

P.	Subsequent Events

PPP Loans - As previously disclosed, on April 15, 2020, PTI, MTron, and PTF (collectively, the “Borrowers”), operating subsidiaries of the Company, entered into loans with City National Bank of Florida, a national banking association, as the lender, in an aggregate principal amount of $1,907,500 (the “Loans”) under the Small Business Administration (the “SBA”) Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”). Borrowers planned to use the proceeds from the Loan for covered payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. On May 14, 2020, Borrowers initiated repayment of the full amount of the Loans to City National Bank of Florida.

Line of Credit – On May 12, 2020, Mtron (the Borrower”), operating subsidiary of the Company,entered into a revolving line of credit “Line of Credit”) for up to $3,500,000, secured by certain tangible and intangible property of the Borrower. The Line of Credit carries an interest rate of 30-Day LIBOR plus 2.50%, with a floor of 0.50% and matures on May12, 2022.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with the audited consolidated financial statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. The terms “we,” “us,” “our,” and the “Company” refer to The LGL Group, Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated financial statements and the notes thereto.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q of the Company and the Company's other communications and statements, other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about the Company's beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company's control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan," "target," "goal," and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. Therefore, such statements are not intended to be a guarantee of the Company's performance in future periods. The Company's actual future results may differ materially from those set forth in the Company's forward-looking statements. For information concerning these factors and related matters, see "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 30, 2020, this Quarterly Report on Form 10-Q and our other filings with the SEC. However, other factors besides those referenced could adversely affect the Company's results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Quarterly Report on Form 10-Q. The Company does not undertake to update any forward-looking statement, except as required by law. As a result, you should not place undue reliance on these forward-looking statements.

Results of Operations

Factors Which May Influence Results of Operations

We are not aware of any material trends or uncertainties, other than national economic conditions affecting our industry generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on our revenues or income other than those set forth below and those listed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2019 and this Quarterly Report on Form 10-Q. However, due to the recent outbreak of COVID-19 in the U.S. and globally, our business and operations may be impacted. The impact of the COVID-19 outbreak on our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, the success of actions taken to contain or treat COVID-19, and reactions by consumers, companies, governmental entities and capital markets.

The Company has taken measures to protect the health and safety of our employees, work with our customers to minimize potential disruptions and support our community in addressing the challenges posed by this global pandemic. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our contracts in the expected timeframe, will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, all of which are uncertain and cannot be predicted. The outbreak did not have a material impact on our operating results or business in the first quarter of 2020. However, we are beginning to experience some issues related to COVID-19, primarily in access to some locations and delays of supplier deliveries. We have updated our 2020 sales outlook, as described below, but the ultimate impact of COVID-19 remains uncertain.

In accordance with the Department of Defense (“DoD”) guidance issued in March 2020 designating the Defense Industrial Base as a critical infrastructure workforce, our U.S. production facilities have continued to operate in support of essential products and services required to meet national security commitments to the U.S. Government and the U.S. military, however, facility closures or work slowdowns or temporary stoppages could occur. In addition, other countries have different practices and policies that can affect our international operations and the operations of our suppliers and customers. In many cases our facilities are not operating under full staffing as a result of COVID-19, which could have a longer-term impact. Customer visits and representative training are being impacted by travel restrictions as a result of COVID-19, which could delay new design wins and future business with our customers.

An extended period of global supply chain disruption caused by the response to COVID-19 could impact our ability to perform on our contracts. To date, we have identified a number of suppliers that have potential delivery impacts due to COVID-19 and, if we are not able to implement alternatives or other mitigations, contract deliveries could be adversely impacted.

We are seeing some impact from COVID-19 on our expected 2020 sales growth. However, depending on future developments, the ultimate impact of COVID-19 on our 2020 outlook for sales, operating profit margin, earnings and cash flows from operations remains uncertain. Our 2020 outlook assumes, among other things, that our production facilities continue to operate and we do not experience significant work stoppages or closures, we are able to mitigate any supply chain disruptions and these do not worsen, and we are able to recover our costs under contracts.

Delays in inspection, acceptance and payment by our customers, many of whom are teleworking, could also affect our sales and cash flows. This is particularly an issue with respect to classified work that is unable to be done remotely. Limitations on government operations can also impact regulatory approvals such as export licenses that are needed for international sales and deliveries. In addition, we could experience delays in new contract starts or awards of future work as well as the uncertain impact of contract modifications to respond to the national emergency. Current limitations on travel to customers could impact both domestic and international orders. Government funding priorities may change as a result of the costs of COVID-19. If significant portions of our workforce are unable to work effectively, including because of illness, quarantines, absenteeism, government actions, facility closures, travel restrictions or other restrictions in connection with the COVID-19 pandemic, our operations will be impacted. We may be unable to perform fully on our contracts and our costs may increase as a result of the COVID-19 outbreak. These cost increases, including costs for employees whose jobs cannot be performed remotely, may not be fully recoverable under our contracts, or adequately covered by insurance. The impact of COVID-19 could worsen if there is an extended duration of any COVID-19 outbreak or a resurgence of COVID-19 infection in affected regions after they have begun to experience improvement.

The continued spread of COVID-19 has also led to disruption and volatility in the global capital markets, which depending on future developments could impact our capital resources and liquidity in the future. COVID-19 has also negatively affected the equity capital markets. We are monitoring the impacts of COVID-19 on the fair value of our assets. While we do not currently anticipate any material impairments on our assets as a result of COVID-19, future changes in expectations for sales, earnings and cash flows related to intangible assets and goodwill below our current projections could cause these assets to be impaired. While these are our current assumptions, this is an emerging situation and these could change, which could affect our outlook. Risks related to these items are described below and under Item 1A, Risk Factors.

Backlog

As of March 31, 2020, our order backlog was $22,556,000, which is an increase of 5.9% compared to the backlog of $21,301,000 as of March 31, 2019, and an increase of 3.2% over the backlog of $21,857,000 at December 31, 2019. The increase reflects the Company’s continued execution in delivering design wins coupled with favorable market conditions. During the first two quarters of 2019, we had been building backlog faster than our growth in revenues due primarily to orders being received sooner than planned. Our production increases over the 2019 year resulted in increased revenues that more closely matched the run rate for our new orders, which had declined as expected the last two quarters of 2019. The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent, which we have determined are firm orders likely to be fulfilled in the next 12 months.

Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any. We expect to fill our entire order backlog within the next twelve months, but cannot provide assurances as to what portion of the order backlog will be fulfilled in a given year.

Equity Investment in Unconsoldiated Subsidiary

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

There is no assurance that the SPAC will be successful in completing a business combination or that any business combination will be successful. The Company can lose its entire investment in the SPAC if a business combination is not completed within 24 months

Three months ended March 31, 2020 compared to three months ended March 31, 2019

Consolidated Revenues and Gross Margin

Total revenues for the three months ended March 31, 2020 were $8,618,000, an increase of $1,986,000, or 29.9%, from revenues of $6,632,000 for the three months ended March 31, 2019. Revenues increased across our main product categories, including increased filter sales of $1,949,000, increased crystal and oscillator sales of $382,000, and from our time and frequency products, which increased $41,000.  These gains were offset by a decrease of ($266,000) from sales of purchased products.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales, as a percentage of revenues decreased slightly to 34.3% for the three months ended March 31, 2020, from 36.4% for the three months ended March 31, 2019. The decrease reflects a shift in our product mix shipped during the quarter. The Company continues to execute its long-term strategic shift toward higher margin products, but there will be fluctuations of product mix in the short-term.

Stock-Based Compensation

For the three months ended March 31, 2020 and 2019, stock-based compensation expense was $10,000 and $6,000, respectively. Compensation expense related to stock-based compensation is recognized over the applicable vesting periods. As of March 31, 2020, there was approximately $500,000 of total unrecognized compensation expense related to unvested stock-based compensation arrangements, with a weighted-average life of 2.5 years.

Operating Income

Operating income of $660,000 for the three months ended March 31, 2020 was an improvement of $226,000 from operating income of $434,000 for the three months ended March 31, 2019. This was primarily due to the increase in revenues, net of the reduction in gross margin from the changes in product mix noted above.

Other Income, Net

For the three months ended March 31, 2020, other (expense) income, net was $(384,000), compared to $153,000 for the three months ended March 31, 2019. These balances are comprised of gains and losses from our investment portfolio. Financial markets were impacted significantly as a result of COVID-19 during February and March of 2020.

Income Tax Provision

We recorded a tax provision of $54,000 and $6,000 for the three months ended March 31, 2020 and 2019, respectively. The tax provision is based on an estimated annual rate across the jurisdictions in which we operate.

Net Income

Net income for the three months ended March 31, 2020 was $183,000, compared to $582,000 for the three months ended March 31, 2019 due to the factors noted above. Diluted net income per share for the three months ended March 31, 2020 and 2019 was $0.04 and $0.12, respectively.

Liquidity and Capital Resources

As of March 31, 2020 and December 31, 2019, cash and cash equivalents were $16,631,000 and $12,453,000, respectively. In the first quarter of 2020, we raised approximately $3,254,000 as a result of sales of securities under our ATM program.

Cash provided by operating activities was $922,000 and $122,000 for the three months ended March 31, 2020 and 2019, respectively. The $800,000 increase was due to a year-over-year decrease in net income of $(399,000), offset by a year-over-year change in deferred tax benefit of $46,000, an increase of $402,000 due to losses in our investment portfolio and an increase in our working capital accounts of $692,000.

Cash used in investing activities for the three months ended March 31, 2020 and 2019 was $56,000 and $5,403,000, respectively. The use of cash for the three months ended March 31, 2020 was due to $56,000 in capital expenditures. The use of cash for the three months ended March 31, 2019 included $5 million invested in marketable securities. Capital expenditures decreased ($347,000) from the prior year due primarily to the replacement of the roof on our primary production facilities in Florida during 2019.

For the three months ended March 31, 2020, cash provided by financing activities represented $3,254,000 received by the Company from sales of securities under our ATM program, and $58,000 for the exercise of stock options. For the three months ended March 31, 2019, financing activities represented $71,000 received by the Company for the exercise of stock options.

As of March 31, 2020, our consolidated working capital was $28,383,000, compared to $24,586,000 as of December 31, 2019. As of March 31, 2020, we had current assets of $33,083,000, current liabilities of $4,700,000 and a ratio of current assets to current liabilities of 7.04 to 1.00. As of December 31, 2019, we had current assets of $28,910,000, current liabilities of $4,324,000 and a ratio of current assets to current liabilities of 6.69 to 1.00. Management continues to focus on efficiently managing working capital requirements to match operating activity levels, and will seek to deploy the Company’s working capital where it will generate the greatest returns.

We believe that existing cash and cash equivalents, marketable securities, and cash generated from operations will be sufficient to meet our ongoing working capital and capital expenditure requirements for the next 12 months from the date of this filing. However, we are continuing to monitor the outbreak of COVID-19 and its impact on our customers and suppliers, as well as our industry as a whole. The magnitude and duration of the pandemic and its impact on our operations and liquidity is uncertain as of the filing date of our report as this continues to evolve globally. However, if the outbreak continues on its current trajectory, such impacts could grow and become material. To the extent that our customers and suppliers continue to be impacted by the COVID-19 outbreak, or by the other risks disclosed in our report, this could materially disrupt our business operations.

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

Critical Accounting Policies

Our accounting policies and unaudited condensed consolidated financial statements have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. We believe we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. We believe that the accounting policies related to the following accounts or activities are those that are most critical to the portrayal of our financial condition and results of operations and require the more significant judgments and estimates:

•	Revenue recognition;
•	VIE analysis and equity-method investments;
•	Accounts receivable allowance;
•	Inventory valuation;
•	Intangible assets;
•	Income taxes; and
•	Segment information.

There have been no significant changes to our critical accounting policies from those described in Note A – Accounting and Reporting Policies to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2020 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2020, were not effective as we have not completed our remediation measures for the material weakness noted below.

During 2019, the Company undertook a significant transaction in connection with its investment in an unconsolidated subsidiary, accounted for under the equity method, and determined its controls over significant transactions was ineffective. The remediation efforts, which are expected to be implemented during fiscal year 2020, will include the design and implementation of controls and processes surrounding the identification, evaluation, and approval of significant transactions, and also include controls and processes regarding its accounting for equity method investments.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2020, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are subject.

Item 1A.	Risk Factors.

There have been no significant changes to the Company’s risk factors from those previously reported in our 2019 Annual Report on Form 10-K, other than as noted below.

The ongoing effects of the COVID-19 pandemic and associated global economic disruption and uncertainty have affected, and may further affect, our business, results of operations and financial condition.

As previously indicated in our 2019 Annual Report on Form 10-K, our results of operations are affected by certain economic factors, including the closure of our facilities located in Noida, India on March 23, 2020. The broader implications of the COVID-19 pandemic on our results of operations and overall financial performance remain uncertain and the extent and duration our facilities remain closed will adversely affect our revenues and earnings. Although we believe we have sufficient liquidity and capital resources to effectively continue operations for the foreseeable future, continued deterioration of worldwide credit and financial markets may limit our ability to raise capital and financing may not be available to us in sufficient amounts, on acceptable terms, or at all. If we are unable to access sufficient capital on acceptable terms, our business could be adversely impacted.

In an effort to protect the health and safety of our employees, we implemented various measures to reduce the impact of COVID-19 across our organization, while also working to maintain business continuity. Consistent with government guidelines and mandates, these initiatives included the adoption of social distancing policies, work-at-home arrangements, and suspending employee travel. Currently, while a few of our administrative employees are working remotely from home in an effort to reduce the spread of the virus, most of our employees are unable to work from home as we are primarily a manufacturer of products for the defense and aerospace industries and our employees work must be performed within a controlled environment. A decline in the health and safety of our employees, including key employees, or material disruptions to their ability to work either remotely or at one of our manufacturing facilities, could negatively affect our ability to operate our business normally and have a material adverse impact on our results of operations or financial condition.

To the extent that the COVID-19 virus continues to spread and affect the employee base or operations of our materials providers, disruptions in or the inability to provide materials to us could negatively impact our business operations.

Please see additional discussion in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On August 29, 2011, the Board authorized the Company to repurchase up to 100,000 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized and available for repurchase under the Company's existing share repurchase program to 540,000 shares, at such times, amounts and prices as the Company shall deem appropriate. There is no expiration date for this program. As of March 31, 2020, the Company has repurchased a total of 81,584 shares of common stock under this program at a cost of $580,000, which shares are currently held in treasury; however, no shares were repurchased by the Company during the three months ended March 31, 2020.

Item 6.	Exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

3.1	Certificate of Incorporation of The LGL Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2007).
3.2	The LGL Group, Inc. By-Laws (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on August 31, 2007).
3.3	The LGL Group, Inc. Amendment No. 1 to By-Laws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on June 17, 2014).

3.4	The LGL Group, Inc. Amendment No. 2 to By-Laws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on February 21, 2020).
3.5	The LGL Group, Inc. Amendment No. 3 to By-Laws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on February 26, 2020).
10.1	Open Market Sale Agreement between The LGL Group, Inc. and Jefferies LLC (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the SEC on January 23, 2020).
10.2	Employment Agreement between The LGL Group, Inc. and Ivan Arteaga (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 31, 2020).
10.3	Promissory Note, Piezo Technology Inc., dated April 15, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 20, 2020).
10.4	Promissory Note, MTron Industries Inc., dated April 15, 2020 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on April 20, 2020).
10.5	Promissory Note, Precise Time and Frequency LLC, dated April 15, 2020 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on April 20, 2020).
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

THE LGL GROUP, INC.
Date: May 14, 2020	By:	/s/ Ivan Arteaga
Ivan Arteaga
President and Chief Executive Officer (Principal Executive Officer)
Date: May 14, 2020	By:	/s/ James W. Tivy
James W. Tivy
Chief Financial Officer (Principal Financial and Accounting Officer)