Form 10-Q
period 2020-06-30
LGL GROUP INC
filed 2020-08-12
CIK 61004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes  ☐    No  ☒

As of August 10, 2020, the registrant had 5,212,054 shares of common stock, $0.01 par value per share, outstanding.

THE LGL GROUP, INC.

Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2020

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except par value and share amounts)

	June 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$16,639	$12,453
Marketable securities	5,524	5,631
Accounts receivable, net of allowances of $132 and $109, respectively	4,470	4,445
Inventories, net	6,018	6,016
Prepaid expenses and other current assets	266	365
Total Current Assets	32,917	28,910
Property, plant and equipment:
Land	536	536
Buildings and improvements	4,744	4,651
Machinery and equipment	17,538	17,527
Gross property, plant and equipment	22,818	22,714
Less: accumulated depreciation	(20,106)	(19,883)
Net property, plant, and equipment	2,712	2,831
Equity investment in unconsolidated subsidiary	3,195	3,334
Deferred income taxes, net	3,195	3,307
Intangible assets, net	387	402
Right-of-use lease asset	296	331
Other assets	—	102
Total Assets	$42,702	$39,217
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,652	$1,865
Accrued compensation and commissions	1,465	1,832
Other accrued expenses	787	627
Note payable (Note N)	103	—
Total Current Liabilities	4,007	4,324
Commitments and Contingencies (Note P)
Stockholders’ Equity
Common stock, $0.01 par value - 10,000,000 shares authorized; 5,338,638 shares issued and 5,212,054 shares outstanding at June 30, 2020, and 5,014,647 shares issued and 4,933,063 shares outstanding at December 31, 2019	53	50
Additional paid-in capital	44,937	41,576
Accumulated deficit	(5,715)	(6,153)
Treasury stock, 81,584 shares held in treasury at cost at June 30, 2020 and December 31, 2019	(580)	(580)
Total Stockholders' Equity	38,695	34,893
Total Liabilities and Stockholders' Equity	$42,702	$39,217

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUES	$7,059	$7,838	$15,677	$14,470
Costs and expenses:
Manufacturing cost of sales	4,816	4,706	10,478	8,921
Engineering, selling and administrative	2,059	2,276	4,355	4,259
OPERATING INCOME	184	856	844	1,290
Other income (expense):
Interest (expense) income, net	(4)	—	(4)	1
Loss on equity investment in unconsolidated subsidiary	(100)	—	(139)	—
Other income (expense), net	232	117	(152)	270
Total other income (expense), net	128	117	(295)	271
INCOME BEFORE INCOME TAXES	312	973	549	1,561
Income tax expense	57	34	111	40
NET INCOME	$255	$939	$438	$1,521
Basic per share information:
Weighted average shares outstanding	5,211,773	4,888,059	5,132,414	4,857,603
Net income	$0.05	$0.19	$0.09	$0.31
Diluted per share information:
Weighted average shares outstanding	5,245,162	4,972,418	5,170,740	4,962,110
Net income	$0.05	$0.19	$0.08	$0.31

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands, except share amounts)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
Balance at December 31, 2019	4,933,063	$50	$41,576	$(6,153)	$(580)	$34,893
Net income, Q1 2020	—	—	—	183	—	183
Exercise of stock options	14,000	—	58	—	—	58
At-the-market stock sales, net of costs of $346	263,725	3	3,251	—	—	3,254
Stock-based compensation	—	—	10	—	—	10
Balance at March 31, 2020	5,210,788	$53	$44,895	$(5,970)	$(580)	$38,398
Net income, Q2 2020	—	—	—	255	—	255
Exercise of stock options	1,266	—	5	—	—	5
Stock-based compensation	—	—	37	—	—	37
Balance at June 30, 2020	5,212,054	$53	$44,937	$(5,715)	$(580)	$38,695

Balance at December 31, 2018	4,831,178	$49	$41,023	$(13,169)	$(580)	$27,323
Net income, Q1 2019	—	—	—	582	—	582
Exercise of stock options	14,250	—	71	—	—	71
Stock-based compensation	—	—	6	—	—	6
Balance at March 31, 2019	4,845,428	$49	$41,100	$(12,587)	$(580)	$27,982
Net income, Q2 2019	—	—	—	939	—	939
Exercise of stock options	41,050	—	197	—	—	197
Stock-based compensation	—	—	6	—	—	6
Balance at June 30, 2019	4,886,478	$49	$41,303	$(11,648)	$(580)	$29,124

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$438	$1,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	224	202
Amortization of finite-lived intangible assets	37	38
Stock-based compensation	47	12
Loss from equity investment in unconsolidated subsidiary	139	—
Loss (gain) on marketable securities	107	(145)
Deferred income tax expense	112	24
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(25)	(1,647)
Increase in inventories, net	(2)	(1,295)
Decrease (increase) in prepaid expenses and other assets	179	(29)
(Decrease) increase in accounts payable, accrued compensation and commissions and other accrued liabilities	(385)	1,055
Net cash provided by (used in) operating activities	871	(264)
INVESTING ACTIVITIES
Purchase of marketable securities, net	—	(5,000)
Capital expenditures	(105)	(692)
Net cash used in investing activities	(105)	(5,692)
FINANCING ACTIVITIES
Net proceeds from revolving credit agreement	103	—
Proceeds from at-the-market stock sales	3,254	—
Proceeds from stock option exercise	63	268
Net cash provided by financing activities	3,420	268
Increase (decrease) in cash and cash equivalents	4,186	(5,688)
Cash and cash equivalents at beginning of period	12,453	15,508
Cash and cash equivalents at end of period	$16,639	$9,820
Supplemental Disclosure:
Cash paid for interest	$1	$6
Cash paid for income taxes	$30	$58

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

A.	Subsidiaries of the Registrant

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

As of June 30, 2020, the subsidiaries of the Company were as follows:

		Owned By The LGL Group, Inc.
M-tron Systems Holdings, LLC		100.0%
M-tron Industries, Inc.		100.0%
Piezo Technology, Inc.		100.0%
Piezo Technology India Private Ltd.		99.9%
M-tron Asia, LLC		100.0%
M-tron Industries, Ltd.		100.0%
GC Opportunities Ltd.		100.0%
M-tron Services, Ltd.		100.0%
Precise Time and Frequency, LLC		100.0%
Lynch Systems, Inc.		100.0%
LGL Systems Acquisition Holding Company, LLC	*	62.2%
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

As described further in Note C, Equity Investment in Unconsolidated Subsidiary, the Company has invested $3.35 million in LGL Systems Acquisition Holding Company, LLC, which serves as the sponsor (the “Sponsor”) of LGL Systems Acquisition Corp., a special purpose acquisition company, commonly referred to as a “SPAC”, or blank check company, formed for the purpose of effecting a business combination in the aerospace, defense and communications industries (the “SPAC”).

The global outbreak of coronavirus (“COVID-19”) was declared a pandemic by the World Health Organization and a national emergency by the U.S. government in March 2020 and has negatively impacted the U.S. and global economy, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial markets. The extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, all of which are uncertain and cannot be predicted.

As a result of the COVID-19 pandemic, the Company’s operations in India were closed from March 23, 2020 and resumed limited operations on May 7, 2020 with a reduced level of staffing.  By the end of June 2020, the Company’s India facilities were fully staffed and operating at normal capacity. In accordance with the Department of Defense (“DoD”) guidance issued in March 2020 designating the Defense Industrial Base as a critical infrastructure workforce, the Company’s U.S. production facilities have continued to operate in support of essential products and services required to meet national security commitments to the U.S. government and the U.S. military, however, facility closures or work slowdowns or temporary stoppages have occurred and could occur in the future. Additional details regarding the impact of COVID-19 on the Company are contained within Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 2 of this Quarterly Report on Form 10-Q.

B.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020.

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

Principles of Consolidation

The Company consolidates entities in which it has a controlling financial interest. Material intercompany transactions and accounts have been eliminated in consolidation. The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a variable interest entity (“VIE”).

A variable interest in a VIE is an investment that will absorb portions of the VIE’s expected losses and/or receive portions of the VIE’s expected residual returns. The Company’s sole VIE represents its interest in the Sponsor.

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

Equity-Method Investments

When the Company does not have a controlling financial interest in an entity but can exert significant influence over the entity’s operating and financial policies, the investment is accounted for either (i) under the equity method of accounting or (ii) at fair value by electing the fair value option available under U.S. generally accepted accounting principles (“GAAP”). Significant influence generally exists when the Company owns 20% or more of the entity’s common stock or in-substance common stock.

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

The Company meets these conditions upon the Company’s satisfaction of the performance obligation, usually at the time of shipment to the customer, because control passes to the customer at that time. The Company’s standard terms for customers are net due within 30 days, with a few exceptions, none regularly exceeding 60 days.

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

Recent Accounting Pronouncements

There were no recent accounting pronouncements that are anticipated to significantly affect the Company.

C.	Equity Investment in Unconsolidated Subsidiary

The Company contributed $3.35 million to the Sponsor, representing 62.2% of the Sponsor’s initial risk capital. The Sponsor is managed by LGL Systems Nevada Management Partners LLC (“Nevada GP”), an affiliated entity deemed to be under the significant influence of Marc Gabelli, the Company’s non-executive Chairman of the Board, who is also a greater than 10% stockholder. The Company has determined that it has significant influence in the Sponsor through Nevada GP as a result of Marc Gabelli, and accounts for the Sponsor under the equity method of accounting reporting its results on the basis of a one-quarter lag.

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

As of June 30, 2020, the balance with the Fund Manager totaled $18,794,000, including $13,279,000 which is classified within cash and cash equivalents on the accompanying unaudited condensed consolidated balance sheets, and $5,515,000 which is classified within marketable securities on the accompanying unaudited condensed consolidated balance sheets. Amounts invested generated ($106,000) and $265,000 of realized and unrealized investment (loss) income during the first six months of 2020 and 2019, respectively, that is included within other income, net on the accompanying unaudited condensed consolidated statements of operations. Fund management fees are anticipated to average less than 0.35% of the asset balances under management on an annual basis.

As of December 31, 2019, the balance with the Fund Manager totaled $14,613,000, including $8,992,000 which is classified within cash and cash equivalents on the accompanying unaudited condensed consolidated balance sheets, and $5,621,000 which is classified as marketable securities on the accompanying unaudited condensed consolidated balance sheets.

Marc Gabelli serves as Chairman and Chief Executive Officer of the SPAC and has invested in the Sponsor, and is the initial managing member of Nevada GP. Timothy Foufas, a member of the Company’s board of directors, is also a member of the Sponsor and Chief Operating Officer of the SPAC, and has invested in the Sponsor and is a member of Nevada GP. Patrick Huvane, the Company’s senior vice president of business development, is a member of both the Company’s and the SPAC’s management team. Michael J. Ferrantino, Jr., a member of the Company’s board of directors, is also a member of the Sponsor and a board member for the SPAC. Under separate arrangement, these people may be eligible to receive incentive compensation should the SPAC complete a successful acquisition.

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

	Level 1	Level 2	Level 3	Total at June 30, 2020
Equity Security	$9	$—	$—	$9
Equity Mutual Fund	—	5,515	—	5,515
U.S. Treasury Mutual Fund	13,279	—	—	13,279

	Level 1	Level 2	Level 3	Total at December 31, 2019
Equity Security	$10	$—	$—	$10
Equity Mutual Fund	—	5,621	—	5,621
U.S. Treasury Mutual Fund	8,915	—	—	8,915

There were no transfers from Level 2 to Level 3 during the periods presented. There were no Level 3 assets as of June 30, 2020 or December 31, 2019. The Company also has assets that may be subject to measurement at fair value on a non-recurring basis, including goodwill and intangible assets, and other long-lived assets. There were no other assets or liabilities subject to fair value on a non-recurring or recurring basis as of June 30, 2020 or December 31, 2019.

F.Inventories

Inventories are valued at the lower of cost or net realizable value using the FIFO (first-in, first-out) method. The Company reduces the value of its inventories to net realizable value when the net realizable value is believed to be less than the cost of the item. The inventory reserve for obsolescence as of June 30, 2020 and December 31, 2019 was $1,141,000 and $1,341,000, respectively.

Inventories are comprised of the following (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$2,354	$2,134
Work in process	2,866	2,640
Finished goods	798	1,242
Total Inventories, net	$6,018	$6,016

G.	Intangible Assets

Intangible assets are recorded at cost less accumulated amortization which is included in engineering, selling and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. Amortization is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range up to 10 years. The intangible assets consist of intellectual property and goodwill. The net carrying value of the amortizable intangible assets was $347,000 and $362,000 as of June 30, 2020 and December 31, 2019, respectively. Goodwill, which is not amortizable, was $40,000 as of both June 30, 2020 and December 31, 2019.

Intangible assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

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

Compensation expense related to share-based compensation is recognized over the applicable vesting periods. As of June 30, 2020, there was approximately $464,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements, primarily related to restricted stock awards.  This cost will be recognized over the weighted average remaining life of these awards (3.5 years for restricted stock awards and 2.0 years for stock options).

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

For both the three and six month periods ended June 30, 2020 there were 25,000 options to purchase shares of common stock and for the six months ended June 30, 2019 there were 6,067 options to purchase shares of common stock excluded from the diluted earnings per share computation because the impact of the assumed exercise of such stock options would have been anti-dilutive during the respective periods.

The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average shares outstanding - basic	5,211,773	4,888,059	5,132,414	4,857,603
Effect of diluted securities	33,389	84,359	38,326	104,507
Weighted average shares outstanding - diluted	5,245,162	4,972,418	5,170,740	4,962,110

J.	Stockholders’ Equity

ATM Program

On January 22, 2020, the Company entered into an Open Market Sale Agreement (the “Agreement”) with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $15,000,000 (the “Shares”). Shares sold under the Agreement are issued pursuant to the shelf registration statement on Form S-3 (File No. 333-235767), filed by the Company with the SEC on December 31, 2019, which was declared effective on January 8, 2020. The Company filed a prospectus supplement with the SEC on January 23, 2020 in connection with the offer and sale of the common shares pursuant to the Agreement. During February and March of 2020, there were 263,725 shares sold under this Agreement, at an average price per share of $13.65 and generating net proceeds of approximately $3,492,000 after brokerage charges of $108,000 were deducted and paid to Jefferies. Form S-3 and at-the-market (“ATM”) registration costs were approximately $238,000 and were charged to additional paid-in capital.

K.	Income Taxes

The Company periodically undertakes a review of its valuation allowance and evaluates all positive and negative factors that may affect whether it is more likely than not that the Company would realize its future tax benefits from its deferred tax balances.

The income tax provision for interim periods is generally determined based upon the expected effective income tax rate for the full year and the tax rate applicable to certain discrete transactions in the interim period. To determine the annual effective income tax rate, the Company must estimate both the total income (loss) before income tax for the full year and the jurisdictions in which that income (loss) is subject to tax. The actual effective income tax rate for the full year may differ from these estimates if income (loss) before income tax is greater than or less than what was estimated or if the allocation of income (loss) to jurisdictions in which it is taxed is different from the estimated allocations.

The estimated annualized effective income tax rate for the six months ended June 30, 2020 and June 30, 2019 was 20.3% and 23.1%, respectively. Differences between the Company’s effective income tax rate and the U.S. federal statutory rate are primarily the impact of state taxes, foreign taxes, non-deductible expenses, and excess tax benefits or expense on share-based compensation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues from Operations
Electronic components	$6,769	$7,462	$15,045	$13,793
Electronic instruments	290	376	632	677
Total consolidated revenues	$7,059	$7,838	$15,677	$14,470
Operating Income
Electronic components	$314	$1,096	$1,185	$1,654
Electronic instruments	37	71	74	164
Unallocated corporate expense	(167)	(311)	(415)	(528)
Total operating income	184	856	844	1,290
Interest (expense) income, net	(4)	—	(4)	1
Loss on equity investment in unconsolidated subsidiary	(100)	—	(139)	—
Other income (expense), net	232	117	(152)	270
Total other income (expense)	128	117	(295)	271
Income Before Income Taxes	$312	$973	$549	$1,561

Operating income is equal to revenues less cost of sales and operating expenses, excluding investment income, interest expense, and income taxes.

M.	Domestic and Foreign Revenues

Significant foreign revenues from operations (10% or more of foreign sales) were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Malaysia	$563	$854	$1,581	$1,679
Hong Kong	365	167	611	434
Australia	332	11	493	12
All other foreign countries	747	773	1,408	1,389
Total foreign revenues	$2,007	$1,805	$4,093	$3,514
Total domestic revenue	$5,052	$6,033	$11,584	$10,956

The Company allocates its foreign revenue based on the customer's ship-to location.

N.	Revolving Credit Agreement

On May 12, 2020, MTronPTI and PTI. (collectively, the “Borrowers”), both operating subsidiaries of the Company, entered into a loan agreement for a revolving line of credit with Synovus Bank, an unaffiliated entity, as the lender (“Lender”), for up to $3.5 million (the “Loan Agreement”), such amount to be used for working capital and general operations. The Loan Agreement is evidenced by a promissory note dated May 12, 2020 that matures on May 12, 2022 (the “Note”), and a corresponding security agreement (the “Security Agreement”). The Note bears interest at the London Inter-bank Offered Rate (LIBOR) 30-day rate plus 2.50%, with a floor of 0.50%. Accrued interest-only payments are due on a monthly basis until the maturity date. The Borrowers may prepay all or any portion of the loans under the Loan Agreement at any time, without fee, premium or penalty.  The Loan Agreement also includes a clean-up provision whereby during each 12-month period, the outstanding balance must remain at zero for 30 consecutive days.  At June 30, 2020, the Company had $103,000 outstanding under its revolving line of credit with Synovus Bank.

The Loan Agreement contains various affirmative and negative covenants that are customary for lines of credit and transactions of this type which the Company is in compliance with, including limitations on the incurrence of debt and liabilities by the Borrowers, as well as financial reporting requirements. The Loan Agreement also imposes certain financial covenants based on the following criteria, which are specifically defined in the Loan Agreement: (a) Debt Service Coverage Ratio; and (b) the ratio of Total Liabilities to Total Net Worth.

In the event of default, the Lender has the right to terminate its commitment to make loans pursuant to the Loan Agreement and to accelerate the payment on any unpaid principal amount of all outstanding loans and interest thereon. All loans pursuant to the Loan Agreement are secured by a continuing and unconditional first priority security interest in and to any and all property of the Borrowers.

O.      Payroll Protection Program

On April 15, 2020, PTI, MTronPTI, and PTF, all operating subsidiaries of the Company, entered into loans with City National Bank of Florida, a national banking association, as the lender, in an aggregate principal amount of $1,907,500 pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act. On May 14, 2020, the Company returned all amounts pursuant to such loans and such loans were thereby terminated.

P.	Commitments and Contingencies

In the ordinary course of business, the Company and its subsidiaries may become defendants in certain product liability, patent infringement, worker claims and other litigation. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable.

Q.	Leases

The Company leases certain manufacturing and office space and equipment. The Company determines if an arrangement is a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. Amounts associated with operating leases are included in right-of-use lease assets, and other accrued expense in the Company’s consolidated balance sheet. Right-of-use lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the expected lease term. The Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The incremental borrowing rate for operating leases that commenced in the period is determined by using the prior quarter end’s incremental borrowing rates. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to 10 years or more, and the exercise of lease renewal options under these leases is at the Company’s sole discretion. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Future minimum lease payment obligations under operating leases are as follows (in thousands):

	June 30, 2020	December 31, 2019
2020 (six months at June 30, 2020)	$53	$92
2021	89	62
2022	64	64
2023	64	64
2024	63	63
Thereafter	—	—
Total lease payments	333	345
Less: interest	(37)	(14)
Total lease payments	$296	$331

.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

Factors Which May Influence Results of Operations

We are not aware of any material trends or uncertainties, other than national economic conditions affecting our industry generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on our revenues or income other than those set forth below and those listed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2019 and this Quarterly Report on Form 10-Q. However, due to the COVID-19 pandemic in the U.S. and globally, our business and operations have been impacted in the second quarter of 2020 and may be further impacted. The impact of the COVID-19 outbreak has not had a significant impact on the Company to date.  However, the effect on our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, the success of actions taken to contain or treat COVID-19, and reactions by consumers, companies, governmental entities and capital markets.

The Company has taken measures to protect the health and safety of our employees, work with our customers to minimize potential disruptions and support our community in addressing the challenges posed by this global pandemic. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our contracts in the expected timeframe, will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, all of which are uncertain and cannot be predicted. The outbreak did have an impact on our operating results and business in the six months ended June 30, 2020. The impact of the slowdown in overall economic conditions, access to some locations including the temporary closure of our India operation and delays of certain supplier deliveries are reflected in the sales and profit decline in the second quarter of 2020 as compared to the second quarter of 2019. We have updated our 2020 sales outlook, as described below, but the ultimate impact of COVID-19 remains uncertain.

In accordance with the Department of Defense (“DoD”) guidance issued in March 2020 designating the Defense Industrial Base as a critical infrastructure workforce, our U.S. production facilities have continued to operate in support of essential products and services required to meet national security commitments to the U.S. government and the U.S. military, however, facility closures or work slowdowns or temporary stoppages could occur. In addition, other countries have different practices and policies that can affect our international operations and the operations of our suppliers and customers. In some cases, our facilities are not operating under full staffing as a result of COVID-19, which could have a longer-term impact. Customer visits and representative training are being impacted by travel restrictions as a result of COVID-19, which could delay new design wins and future business with our customers.

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

The continued spread of COVID-19 has also led to disruption and volatility in the global capital markets, which depending on future developments could impact our capital resources and liquidity in the future. COVID-19 has also caused volatility in the equity capital markets. We are monitoring the impacts of COVID-19 on the fair value of our assets. While we do not currently anticipate any material impairments on our assets as a result of COVID-19, future changes in expectations for sales, earnings and cash flows related to intangible assets and goodwill below our current projections could cause these assets to be impaired. While these are our current assumptions, this is an emerging situation and these could change, which could affect our outlook. Risks related to these items are described below and under Item 1A, Risk Factors.

Backlog

As of June 30, 2020, our order backlog was $22,495,000, which is a decrease of 8.1% compared to the backlog of $24,482,000 as of June 30, 2019, but an increase of 2.9% over the backlog of $21,857,000 at December 31, 2019. The decrease reflects the Company’s second quarter 2020 slower booking rate during the COVID-19 pandemic and a strong 2019 first half comparison when backlog was building significantly faster than revenues as orders were being received sooner than planned. Our production increases over the 2019 annual period resulted in increased revenues that more closely matched the run rate for our new orders which had declined, as expected, the last two quarters of 2019. The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent which we have determined are firm orders likely to be fulfilled in the next 12 months.

Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any. We expect to fill our entire order backlog within the next twelve months but cannot provide assurances as to what portion of the order backlog will be fulfilled in a given year.

Equity Investment in Unconsolidated Subsidiary

In November 2019, we invested $3.35 million into LGL Systems Acquisition Holdings Company, LLC, a subsidiary that serves as the Sponsor of LGL Systems Acquisition Corp (NYSE: DFNS), a special purpose acquisition company, commonly referred to as a “SPAC” or a blank check company, formed for the purpose of effecting a business combination in the aerospace, defense and communications industries. Prior to a business combination, the Sponsor holds 100% of the shares of Class B convertible common stock outstanding of DFNS (the “B shares”) along with 5,200,000 private warrants at a strike price of $11.50. The B shares equal 20% of the outstanding common stock of the SPAC. Upon the successful completion of an acquisition the proforma ownership of the new company will vary depending on the business combination terms.

The Company is expected to own approximately a 43.57% interest in the Sponsor through its direct investment. Assuming the terms of the business combination are identical in capital structure as that of DFNS, the Company anticipates its economic interest will include approximately 8.7% of the SPAC’s pro-forma equity immediately following a successful business combination. There can be no assurances that this scenario and the resulting ownership will occur, as changes may be made depending upon business combination terms.

There is no assurance that the SPAC will be successful in completing a business combination or that any business combination will be successful. The Company can lose its entire investment in the SPAC if a business combination is not completed within 24 months from the closing of the SPAC’s initial public offering.  If the SPAC does not complete a business combination within 24 months from the closing of the SPAC’s initial public offering, the proceeds from the sale of the private warrants will be used to fund the redemption of the shares sold in the SPAC’s initial public offering (subject to the requirements of applicable law), and the private warrants will expire worthless.

Three months ended June 30, 2020 compared to three months ended June 30, 2019

Consolidated Revenues and Gross Margin

Total revenues for the three months ended June 30, 2020 were $7,059,000, a decrease of $779,000, or 9.9%, from revenues of $7,838,000 for the three months ended June 30, 2019. The revenue decline included decreased filter sales of $447,000, decreased crystal and oscillator sales of $515,000 and decreased sales of time and frequency instruments of $86,000.  These declines were offset by an increase of $269,000 from sales of purchased products. The lower sales levels reflect the production interruption from the COVID-19 related shut down of the Company’s India operation.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales as a percentage of revenues, decreased to 31.8% for the three months ended June 30, 2020 from 40.0% for the three months ended June 30, 2019.  Maintenance of the Company’s fixed-cost structure with the lower sales volume during the temporary India operation shutdown resulted in the margin deterioration.

Operating Income

Operating income of $184,000 for the three months ended June 30, 2020 declined $672,000 from operating income of $856,000 for the three months ended June 30, 2019. This was primarily due to the decline in revenues and the reduction in gross margin noted above.

Other Income, Net

For the three months ended June 30, 2020, other income (expense), net was $232,000 compared to $117,000 for the three months ended June 30, 2019. These balances are comprised of gains from our investment portfolio.

Income Tax Provision

We recorded a tax provision of $57,000 and $34,000 for the three months ended June 30, 2020 and 2019, respectively. The tax provision is based on an estimated annual effective rate across the jurisdictions in which we operate.

Net Income

Net income for the three months ended June 30, 2020 was $255,000, compared to $939,000 for the three months ended June 30, 2019 due to the factors noted above. Diluted net income per share for the three months ended June 30, 2020 and 2019 was $0.05 and $0.19, respectively.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

Consolidated Revenues and Gross Margin

Total revenues for the six months ended June 30, 2020 were $15,677,000, an increase of $1,207,000, or 8.3%, from revenues of $14,470,000 for the six months ended June 30, 2019. The revenues increase included increased filter sales of $1,382,000 partly offset by a decrease of $133,000 from crystal and oscillator sales and by time and frequency products which decreased $45,000.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales as a percentage of revenues, decreased to 33.2% for the six months ended June 30, 2020 from 38.3% for the six months ended June 30, 2019. The decrease reflects the impact of the India operation shut down during the second quarter of 2020 and product mix changes

Stock-Based Compensation

For the six months ended June 30, 2020 and 2019, stock-based compensation expense was $47,000 and $12,000, respectively. Compensation expense related to stock-based compensation is recognized over the applicable vesting periods.

Operating Income

Operating income of $844,000 for the six months ended June 30, 2020 declined $446,000 from operating income of 1,290,000 for the six months ended June 30, 2019.  This was primarily due to the reduction in gross margin noted above.

Other Income, Net

For the six months ended June 30, 2020, other (expense) income, net was ($152,000), compared to $270,000 for the six months ended June 30, 2019. These balances are comprised of 2020 (losses) and 2019 gains from our investment portfolio.

Income Tax Provision

We recorded a tax provision of $111,000 and $40,000 for the six months ended June 30, 2020 and 2019, respectively. The tax provision is based on an estimated effective annual rate across the jurisdictions in which we operate.

Net Income

Net income for the six months ended June 30, 2020 was $$438,000 compared to $1,521,000 for the six months ended June 30, 2019 due to the factors noted above. Diluted net income per share for the three months ended June 30, 2020 and 2019 was $0.08 and $0.31, respectively.

Liquidity and Capital Resources

As of June 30, 2020 and December 31, 2019, cash and cash equivalents were $16,639,000 and $12,453,000, respectively. In the first quarter of 2020, we raised approximately $3,254,000 as a result of sales of securities under our ATM program.

Cash provided by (used in) operating activities for the six months ended June 30, 2020 and 2019 was $871,000 and ($264,000), respectively. The $1,135,000 increase was due to favorable changes in working capital accounts of $1,683,000 and non-cash adjustments related to the Company’s marketable security portfolio of $252,000 partly offset by the Company’s year-over-year decrease in net income of $1,083,000.

Cash used in investing activities for the six months ended June 30, 2020 and 2019 was $105,000 and $5,692,000, respectively. The use of cash for the six months ended June 30, 2020 was due to $105,000 in capital expenditures. The use of cash for the six months ended June 30, 2019 included a $5 million investment in marketable securities and capital expenditures of $692,000 primarily for the replacement of the roof on our primary production facilities in Florida during 2019.

For the six months ended June 30, 2020, the $3,420,000 of cash provided by financing activities represented $3,254,000 received by the Company from the first quarter 2020 sale of securities under our ATM program, $103,000 of net funding from the Synovus revolving credit agreement and $63,000 of proceeds from the exercise of stock options. For the six months ended June 30, 2019, financing activities represented $268,000 received by the Company for the exercise of stock options.

As of June 30, 2020, our consolidated working capital was $28,910,000, compared to $24,586,000 as of December 31, 2019. As of June 30, 2020, we had current assets of $32,917,000, current liabilities of $4,007,000 and a ratio of current assets to current liabilities of 8.21 to 1.00. As of December 31, 2019, we had current assets of $28,910,000, current liabilities of $4,324,000 and a ratio of current assets to current liabilities of 6.69 to 1.00. Management continues to focus on efficiently managing working capital requirements to match operating activity levels and will seek to deploy the Company’s working capital where it will generate the greatest returns.

As more fully described in Note N, Revolving Credit Agreement, on May 12, 2020, MTronPTI and PTI, both operating subsidiaries of the Company, entered into a loan agreement for a revolving line of credit with Synovus Bank for up to $3.5 million with interest at the London Inter-bank Offered Rate (LIBOR) 30-day rate plus 2.50%, with a floor of 0.50%.  The loan agreement has a maturity date of May 12, 2022 and contains certain financial covenants.  Borrowings under the loan agreement are secured by all of the property of MtronPTI and PTI. At June 30, 2020, the Company had $103,000 outstanding under its revolving line of credit with Synovus Bank.

We believe that existing cash and cash equivalents, marketable securities, cash generated from operations and availability under our revolving credit agreement will provide sufficient liquidity to meet our ongoing working capital and capital expenditure requirements for the next 12 months from the date of this filing. However, we are continuing to monitor the outbreak of COVID-19 and its impact on our customers and suppliers, as well as our industry as a whole. The magnitude and duration of the pandemic and its impact on our operations and liquidity is uncertain as of the filing date of this Quarterly Report on Form 10-Q as this continues to evolve globally. However, if the outbreak continues, such impacts could grow and become material. To the extent that our customers and suppliers continue to be impacted by the COVID-19 outbreak, or by the other risks disclosed in this Quarterly Report on Form 10-Q, this could materially disrupt our business operations.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2020 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2020, were effective.

Remediation of Previously Disclosed Material Weakness in Internal Control over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, management identified a material weakness as of the year ended December 31, 2019. The identified material weakness was related to the Company’s undertaking of a significant transaction in connection with its investment in an unconsolidated subsidiary accounted for under the equity method.  It was determined that controls over the Company’s reporting of significant transactions were ineffective.

Despite the material weakness in internal control over financial reporting, based on the corrections made to the results contained in these financial statements, our management has concluded that, notwithstanding the material weakness described above, the financial statements fairly presented in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with generally accepted accounting principles (“GAAP”).

Remediation of this material weakness was completed as of June 30, 2020 and included the design and implementation of controls and processes surrounding the identification, evaluation, and approval of the reporting of significant transactions including accounting for equity method investments.  Resources were added to the process including specialized accounting expertise for complex transactions.

Changes in Internal Control Over Financial Reporting

The remediation change described above represents a change in internal control over financial reporting during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Other than this change, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  As noted above, the material weakness in our controls over significant transactions reported has been fully remediated as of June 30, 2020.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are subject.

Item 1A.	Risk Factors.

There have been no significant changes to the Company’s risk factors from those previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019, other than as noted below.

The ongoing effects of the COVID-19 pandemic and associated global economic disruption and uncertainty have affected, and may further affect, our business, results of operations and financial condition.

As previously indicated in our Annual Report on Form 10-K for the year ended December 31, 2019, our results of operations are affected by certain economic factors, including the closure of our facilities located in Noida, India on March 23, 2020.  This facility resumed limited operations on May 7, 2020 and was in full operation at the end of June 2020. The broader implications of the COVID-19 pandemic on our results of operations and overall financial performance remain uncertain as well as the extent to which it will affect our revenues and earnings. Although we believe we have sufficient liquidity and capital resources to effectively continue operations for the foreseeable future, continued deterioration of worldwide credit and financial markets may limit our ability to raise capital and financing may not be available to us in sufficient amounts, on acceptable terms, or at all. If we are unable to access sufficient capital on acceptable terms, our business could be adversely impacted.

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

On August 29, 2011, the Board authorized the Company to repurchase up to 100,000 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized and available for repurchase under the Company's existing share repurchase program to 540,000 shares, at such times, amounts and prices as the Company shall deem appropriate. There is no expiration date for this program. As of June 30, 2020, the Company has repurchased a total of 81,584 shares of common stock under this program at a cost of $580,000, which shares are currently held in treasury; however, no shares were repurchased by the Company during the six months ended June 30, 2020.

Item 6.	Exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

3.1	Certificate of Incorporation of The LGL Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2007).
3.2	The LGL Group, Inc. By-Laws (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on August 31, 2007).

3.3	The LGL Group, Inc. Amendment No. 1 to By-Laws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on June 17, 2014).
3.4	The LGL Group, Inc. Amendment No. 2 to By-Laws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on February 21, 2020).
3.5	The LGL Group, Inc. Amendment No. 3 to By-Laws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on February 26, 2020).
10.1	Promissory Note, Piezo Technology Inc., dated April 15, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 20, 2020).
10.2	Promissory Note, MTron Industries Inc., dated April 15, 2020 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on April 20, 2020).
10.3	Promissory Note, Precise Time and Frequency LLC, dated April 15, 2020 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on April 20, 2020).
10.4

Loan Agreement by and among M-tron Industries, Inc., Piezo Technology, Inc. and Synovus Bank, dated May 12, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 15, 2020).

10.5	Promissory Note in favor of Synovus Bank, dated May 12, 2020 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 15, 2020).
10.6

Security Agreement by and among M-tron Industries, Inc., Piezo Technology, Inc. and Synovus Bank, dated May 12, 2020 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on May 15, 2020).

10.7

Independent Contractor Agreement between The LGL Group, Inc. and Joan Atkinson Nano (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2020).

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

THE LGL GROUP, INC.
Date: August 12, 2020	By:	/s/ Ivan Arteaga
Ivan Arteaga
President and Chief Executive Officer (Principal Executive Officer)
Date: August 12, 2020	By:	/s/ James W. Tivy
James W. Tivy
Chief Financial Officer (Principal Financial Officer)