Form 10-Q
period 2020-09-30
LGL GROUP INC
filed 2020-11-12
CIK 61004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes  ☐    No  ☒

As of November 9, 2020, the registrant had 5,213,320 shares of common stock, $0.01 par value per share, outstanding.

THE LGL GROUP, INC.

Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2020

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except par value and share amounts)

	September 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$17,276	$12,453
Marketable securities	5,646	5,631
Accounts receivable, net of allowances of $132 and $109, respectively	4,644	4,445
Inventories, net	5,430	6,016
Prepaid expenses and other current assets	268	365
Total Current Assets	33,264	28,910
Property, plant and equipment:
Land	536	536
Buildings and improvements	4,766	4,651
Machinery and equipment	17,742	17,527
Gross property, plant and equipment	23,044	22,714
Less: accumulated depreciation	(20,220)	(19,883)
Net property, plant, and equipment	2,824	2,831
Equity investment in unconsolidated subsidiary	3,134	3,334
Deferred income taxes, net	3,046	3,307
Intangible assets, net	366	402
Right-of-use lease asset	452	331
Other assets	—	102
Total Assets	$43,086	$39,217
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,249	$1,865
Accrued compensation and commissions	1,494	1,832
Other accrued expenses	957	627
Total Current Liabilities	3,700	4,324
Contingencies (Note P)
Stockholders’ Equity
Common stock, $0.01 par value - 10,000,000 shares authorized; 5,339,904 shares issued and 5,213,320 shares outstanding at September 30, 2020, and 5,014,647 shares issued and 4,933,063 shares outstanding at December 31, 2019	53	50
Additional paid-in capital	44,999	41,576
Accumulated deficit	(5,086)	(6,153)
Treasury stock, 81,584 shares held in treasury at cost at September 30, 2020 and December 31, 2019	(580)	(580)
Total Stockholders' Equity	39,386	34,893
Total Liabilities and Stockholders' Equity	$43,086	$39,217

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUES	$8,071	$8,588	$23,748	$23,058
Costs and expenses:
Manufacturing cost of sales	5,203	5,049	15,681	13,970
Engineering, selling and administrative	2,159	2,417	6,514	6,676
OPERATING INCOME	709	1,122	1,553	2,412
Other income (expense):
Interest (expense) income, net	(3)	—	(7)	1
Loss on equity investment in unconsolidated subsidiary	(61)	—	(200)	—
Other income (expense), net	155	82	3	352
Total other income (expense), net	91	82	(204)	353
INCOME BEFORE INCOME TAXES	800	1,204	1,349	2,765
Income tax expense (benefit)	171	(3,326)	282	(3,286)
NET INCOME	$629	$4,530	$1,067	$6,051
Basic per share information:
Weighted average shares outstanding	5,212,652	4,901,698	5,159,452	4,872,461
Net income	$0.12	$0.92	$0.21	$1.24
Diluted per share information:
Weighted average shares outstanding	5,251,078	4,965,808	5,195,754	4,965,989
Net income	$0.12	$0.91	$0.21	$1.22

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands, except share amounts)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
Balance at December 31, 2019	4,933,063	$50	$41,576	$(6,153)	$(580)	$34,893
Net income, Q1 2020	—	—	—	183	—	183
Exercise of stock options	14,000	—	58	—	—	58
At-the-market stock sales, net of costs of $346	263,725	3	3,251	—	—	3,254
Stock-based compensation	—	—	10	—	—	10
Balance at March 31, 2020	5,210,788	$53	$44,895	$(5,970)	$(580)	$38,398
Net income, Q2 2020	—	—	—	255	—	255
Exercise of stock options	1,266	—	5	—	—	5
Stock-based compensation	—	—	37	—	—	37
Balance at June 30, 2020	5,212,054	$53	$44,937	$(5,715)	$(580)	$38,695
Net income, Q3 2020	—	—	—	629	—	629
Exercise of stock options	1,266	—	5	—	—	5
Stock-based compensation	—	—	57	—	—	57
Balance at September 30, 2020	5,213,320	$53	$44,999	$(5,086)	$(580)	$39,386

Balance at December 31, 2018	4,831,178	$49	$41,023	$(13,169)	$(580)	$27,323
Net income, Q1 2019	—	—	—	582	—	582
Exercise of stock options	14,250	—	71	—	—	71
Stock-based compensation	—	—	6	—	—	6
Balance at March 31, 2019	4,845,428	$49	$41,100	$(12,587)	$(580)	$27,982
Net income, Q2 2019	—	—	—	939	—	939
Exercise of stock options	41,050	—	197	—	—	197
Stock-based compensation	—	—	6	—	—	6
Balance at June 30, 2019	4,886,478	$49	$41,303	$(11,648)	$(580)	$29,124
Net income, Q3, 2019	—	—	—	4,530	—	4,530
Exercise of stock options	27,200	—	122	—	—	122
Stock-based compensation	—	—	5	—	—	5
Balance at September 30, 2019	4,913,678	$49	$41,430	$(7,118)	$(580)	$33,781

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$1,067	$6,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	336	309
Amortization of finite-lived intangible assets	56	56
Stock-based compensation	104	17
Loss from equity investment in unconsolidated subsidiary	200	—
Unrealized gain on marketable securities	(15)	(179)
Deferred income tax expense	261	(3,306)
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(199)	(1,508)
Decrease (increase) in inventories, net	586	(2,010)
Decrease (increase) in prepaid expenses and other assets	179	(110)
(Decrease) increase in accounts payable, accrued compensation and commissions and other accrued liabilities	(745)	1,769
Net cash provided by operating activities	1,830	1,089
INVESTING ACTIVITIES
Purchase of marketable securities, net	—	(5,000)
Capital expenditures	(329)	(826)
Net cash used in investing activities	(329)	(5,826)
FINANCING ACTIVITIES
Proceeds from at-the-market stock sales	3,254	—
Proceeds from stock option exercise	68	390
Net cash provided by financing activities	3,322	390
Increase (decrease) in cash and cash equivalents	4,823	(4,347)
Cash and cash equivalents at beginning of period	12,453	15,508
Cash and cash equivalents at end of period	$17,276	$11,161
Supplemental Disclosure:
Cash paid for interest	$3	$6
Cash paid for income taxes	$56	$72

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

A.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and the instructions to Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020. The information included in this Form 10-Q should be read in conjunction with the information included in the LGL Group, Inc. (the “Company”, “we”, “our” or “us”) Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2020.

B.	Summary of Significant Accounting Polices

Principles of Consolidation

The Company consolidates entities in which it has a controlling financial interest. Material intercompany transactions and accounts have been eliminated in consolidation. The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a variable interest entity (“VIE”).

A variable interest in a VIE is an investment that will absorb portions of the VIE’s expected losses and/or receive portions of the VIE’s expected residual returns. The Company’s sole VIE represents its interest in the Sponsor (as defined below).

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

Equity-Method Investments

When the Company does not have a controlling financial interest in an entity but can exert significant influence over the entity’s operating and financial policies, the investment is accounted for either (i) under the equity method of accounting or (ii) at fair value by electing the fair value option available under GAAP. Significant influence generally exists when the Company owns 20% or more of the entity’s common stock or in-substance common stock.

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

As of September 30, 2020, we performed an assessment to determine if there were any indicators of impairment as a result of the operating conditions resulting from the coronavirus pandemic (“COVID-19”). We concluded that while there have been events and circumstances in the macro-environment that have impacted us, we have not experienced any entity-specific indicators of asset impairment.

Recent Accounting Pronouncements

There were no recent accounting pronouncements that are anticipated to significantly affect the Company.

C.	Equity Investment in Unconsolidated Subsidiary

The Company has invested $3.35 million in LGL Systems Acquisition Holding Company, LLC (a partially-owned subsidiary of LGL Group, Inc.), which serves as the sponsor (the “Sponsor”) of LGL Systems Acquisition Corp., a special purpose acquisition company, commonly referred to as a “SPAC”, or blank check company, formed for the purpose of effecting a business combination in the aerospace, defense and communications industries (the “SPAC”). The Company’s investment represents 62.2% of the Sponsor’s initial risk capital. The Sponsor is managed by LGL Systems Nevada Management Partners LLC (“Nevada GP”), an affiliated entity deemed to be under the significant influence of Marc Gabelli, the Company’s non-executive Chairman of the Board, who is also a greater than 10% stockholder of the Company. The Company has determined that it has significant influence in the Sponsor through Nevada GP but that it is not the primary beneficiary, therefore, accounts for the Sponsor under the equity method of accounting. The equity income (loss) is reported on the basis of a one-quarter lag and was the sole change in the equity investment during both the three and nine month periods ended September 30, 2020.

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

As of September 30, 2020, the balance with the Fund Manager totaled $18,918,000, including $13,281,000 which is classified within cash and cash equivalents on the accompanying unaudited condensed consolidated balance sheets, and $5,636,000 which is classified within marketable securities on the accompanying unaudited condensed consolidated balance sheets. Amounts invested generated $15,000 and $179,000 of unrealized investment income and $52,000 and $167,000 of interest earnings during the first nine months of 2020 and 2019, respectively, that is included within other income (expense), net on the accompanying unaudited condensed consolidated statements of operations. Fund management fees are anticipated to average less than 0.35% of the asset balances under management on an annual basis.

As of December 31, 2019, the balance with the Fund Manager totaled $14,536,000, including $8,915,000 which is classified within cash and cash equivalents on the accompanying unaudited condensed consolidated balance sheets, and $5,621,000 which is classified as marketable securities on the accompanying unaudited condensed consolidated balance sheets.

Marc Gabelli serves as Chairman and Chief Executive Officer of the SPAC and has invested in the Sponsor, and is the initial managing member of Nevada GP. Timothy Foufas, a member of the Company’s board of directors, is also a member and investor of the Sponsor and Chief Operating Officer of the SPAC and is a member of Nevada GP. Robert LaPenta, Jr., a member of the Company’s board of directors, is also a member and investor of the Sponsor, Executive Vice President and Chief Financial Officer of the SPAC and is a member of Nevada GP. John Mega, a member of the Company’s board of directors, is also a member and investor of the Sponsor and the President of the SPAC. Patrick Huvane, the Company’s Senior Vice President of Business Development, is a member of both the Company’s and the SPAC’s management team. Michael J. Ferrantino, Jr., a member of the Company’s board of directors, is also a member of the Sponsor and a board member for the SPAC. Under separate arrangement, these people may be eligible to receive incentive compensation should the SPAC complete a successful acquisition. Mr. LaPenta and Mr. Mega were appointed to the Company’s board of directors on August 24, 2020.

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

	Level 1	Level 2	Level 3	Total at September 30, 2020
Equity Security	$10	$—	$—	$10
Equity Mutual Fund	—	5,636	—	5,636
U.S. Treasury Mutual Fund	13,281	—	—	13,281

	Level 1	Level 2	Level 3	Total at December 31, 2019
Equity Security	$10	$—	$—	$10
Equity Mutual Fund	—	5,621	—	5,621
U.S. Treasury Mutual Fund	8,915	—	—	8,915

There were no transfers from Level 2 to Level 3 during the periods presented. There were no Level 3 assets as of September 30, 2020 or December 31, 2019. The Company also has assets that may be subject to measurement at fair value on a non-recurring basis, including goodwill and intangible assets, and other long-lived assets. There were no other assets or liabilities subject to fair value on a non-recurring or recurring basis as of September 30, 2020 or December 31, 2019.

F.Inventories

Inventories are valued at the lower of cost or net realizable value using the FIFO (first-in, first-out) method. The Company reduces the value of its inventories to net realizable value when the net realizable value is believed to be less than the cost of the item. The reserve for excess and obsolete inventory as of September 30, 2020 and December 31, 2019 was $1,266,000 and $1,341,000, respectively.

Inventories are comprised of the following (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$2,003	$2,134
Work in process	2,655	2,640
Finished goods	772	1,242
Total Inventories, net	$5,430	$6,016

G.	Intangible Assets

Intangible assets are recorded at cost less accumulated amortization which is included in engineering, selling and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. Amortization is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range up to 10 years. The intangible assets consist of intellectual property and goodwill. The net carrying value of the amortizable intangible assets was $326,000 and $362,000 as of September 30, 2020 and December 31, 2019, respectively. Goodwill, which is not amortizable, was $40,000 as of both September 30, 2020 and December 31, 2019.

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

Compensation expense related to share-based compensation is recognized over the applicable vesting periods. As of September 30, 2020, there was approximately $407,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements, primarily related to restricted stock awards. This cost will be recognized over the weighted average remaining life of these awards (2.25 years for restricted stock awards and 1.8 years for stock options).

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

For both the three and nine month periods ended September 30, 2020 there were 25,000 options to purchase shares of common stock excluded from the diluted earnings per share computation because the impact of the assumed exercise of such stock options would have been anti-dilutive during the respective periods.

The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average shares outstanding - basic	5,212,652	4,901,698	5,159,452	4,872,461
Effect of diluted securities	38,426	64,110	36,302	93,528
Weighted average shares outstanding - diluted	5,251,078	4,965,808	5,195,754	4,965,989

J.	Stockholders’ Equity

ATM Offering

On January 22, 2020, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time in what is deemed to be an “at the market” offering (“ATM Offering”), through Jefferies, shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $15,000,000 (the “Shares”). Shares sold under the Sales Agreement are issued pursuant to the shelf registration statement on Form S-3 (File No. 333-235767), filed by the Company with the SEC on December 31, 2019, which was declared effective on January 8, 2020. The Company filed a prospectus supplement with the SEC on January 23, 2020 in connection with the offer and sale of the Shares pursuant to the Sales Agreement. During February and March of 2020, there were 263,725 shares sold under this Sales Agreement, at an average price per share of $13.65 and generating net proceeds of approximately $3,492,000 after brokerage charges of $108,000 were deducted and paid to Jefferies. Form S-3 and at-the-market (“ATM”) registration costs were approximately $238,000 and were charged to additional paid-in capital. The Sales Agreement and ATM Offering remain in effect in accordance with their terms.

K.	Income Taxes

The Company periodically undertakes a review of its valuation allowance and evaluates all positive and negative factors that may affect whether it is more likely than not that the Company would realize its future tax benefits from its deferred tax balances. In the quarter ended September 30, 2019, the Company also released substantially all the valuation allowance related to the Company’s U.S. deferred tax assets ($3.3 million).

The income tax provision for interim periods is generally determined based upon the expected effective income tax rate for the full year and the tax rate applicable to certain discrete transactions in the interim period. To determine the annual effective income tax rate, the Company must estimate both the total income (loss) before income tax for the full year and the jurisdictions in which that income (loss) is subject to tax. The actual effective income tax rate for the full year may differ from these estimates if income (loss) before income tax is greater than or less than what was estimated or if the allocation of income (loss) to jurisdictions in which it is taxed is different from the estimated allocations. In the quarter ended September 30, 2019, the Company also released substantially all the valuation allowance related to the Company’s U.S. deferred tax assets ($3.3 million).

The estimated annualized effective income tax rate for the nine months ended September 30, 2020 and September 30, 2019 was 20.9% and 24.8% (excluding impact of valuation reserve reversal), respectively. Differences between the Company’s effective income tax rate and the U.S. federal statutory rate are primarily the impact of state taxes, foreign taxes, non-deductible expenses, and excess tax benefits or expense on share-based compensation.

L.	Segment Information

The Company has two reportable business segments, electronic components and electronic instruments. The electronic components segment is focused on the design and manufacture of highly engineered, high reliability frequency and spectrum control products. These electronic components ensure reliability and security in aerospace and defense communications, low noise and base accuracy for laboratory instruments, and synchronous data transfers throughout the wireless and Internet infrastructure. The electronic instruments segment is focused on the design and manufacture of high performance Frequency and Time Reference Standards that form the basis for timing and synchronization in various applications. The following table sets forth activity broken down by reportable business segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues from Operations
Electronic components	$7,860	$8,218	$22,905	$22,011
Electronic instruments	211	370	843	1,047
Total consolidated revenues	$8,071	$8,588	$23,748	$23,058
Operating Income
Electronic components	$1,064	$1,493	$2,249	$3,147
Electronic instruments	(41)	93	33	257
Unallocated corporate expense	(314)	(464)	(729)	(992)
Total operating income	709	1,122	1,553	2,412
Interest (expense) income, net	(3)	—	(7)	1
Loss on equity investment in unconsolidated subsidiary	(61)	—	(200)	—
Other income (expense), net	155	82	3	352
Total other income (expense)	91	82	(204)	353
Income Before Income Taxes	$800	$1,204	$1,349	$2,765

Operating income is equal to revenues less cost of sales and operating expenses, excluding investment income, interest expense, and income taxes.

M.	Domestic and Foreign Revenues

Significant foreign revenues from operations (10% or more of foreign sales) were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Malaysia	$722	$1,109	$2,303	$2,788
Hong Kong	213	234	824	668
Australia	162	1	655	13
All other foreign countries	369	872	1,777	2,261
Total foreign revenues	$1,466	$2,216	$5,559	$5,730
Total domestic revenue	$6,605	$6,372	$18,189	$17,328

The Company allocates its foreign revenue based on the customer's ship-to location.

N.	Revolving Credit Agreement

On May 12, 2020, M-tron Industries, Inc. (“MtronPTI”) and Piezo Technology, Inc. (“PTI”), (collectively, the “Borrowers”), both operating subsidiaries of the Company, entered into a loan agreement for a revolving line of credit with Synovus Bank, an unaffiliated entity, as the lender (“Lender”), for up to $3.5 million (the “Loan Agreement”), such amount to be used for working capital and general operations. The Loan Agreement is evidenced by a promissory note dated May 12, 2020 that matures on May 12, 2022 (the “Note”), and a corresponding security agreement (the “Security Agreement”). The Note bears interest at the London Inter-bank Offered Rate (LIBOR) 30-day rate plus 2.50%, with a floor of 0.50%. Upon discontinuance or lack of availability of the LIBOR rate, Lender is required to determine a comparable equivalent replacement rate. Accrued interest-only payments are due on a monthly basis until the maturity date. The Borrowers may prepay all or any portion of the loans under the Loan Agreement at any time, without fee, premium or penalty. The Loan Agreement also includes a clean-up provision whereby during each 12-month period, the outstanding balance must remain at zero for 30 consecutive days. At September 30, 2020, the Company had no outstanding borrowings under its revolving line of credit with Synovus Bank.

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

On April 15, 2020, PTI, MtronPTI, and Precise Time and Frequency LLC (“PTF”), all operating subsidiaries of the Company, entered into loans with City National Bank of Florida, a national banking association, as the lender, in an aggregate principal amount of $1,907,500 pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act. On May 14, 2020, the Company returned all amounts pursuant to such loans and such loans were thereby terminated.

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

Future minimum lease payment obligations under operating leases are as follows (in thousands):

	September 30, 2020	December 31, 2019
2020	$33	$92
2021	137	62
2022	112	64
2023	112	64
2024	112	63
Thereafter	11	—
Total lease payments	517	345
Less: interest	(65)	(14)
Total lease payments	$452	$331

R.	Subsequent Event

On October 23, 2020, the Company filed a registration statement on Form S-1 (File No. 333-249639) with the SEC, as amended by Amendment No. 1 to Form S-1 filed with the SEC on November 2, 2020, relating to a dividend of warrants to purchase shares of its common stock. Pursuant to the warrant dividend, each holder of the Company's common stock will receive one warrant for each share of common stock owned and 5 warrants will entitle their holder to purchase one share of the Company's common stock at an exercise price of $12.50. The warrants will be "European style warrants" and will only be exercisable on the earlier of (i) their expiration date, which will be the fifth anniversary of their issuance, and (ii) such date that the 30-day volume weighted average price per share, or VWAP, of the Company's common stock is greater than or equal to $17.50. On October 27, 2020 the Company’s board of directors declared a dividend of the warrants described above to holders of record of its common stock as of November 9, 2020. The warrants are expected to be issued on or around November 16, 2020, and the Company intends for the warrants to be listed and traded on the NYSE American under the symbol LGL WS on or around such date, subject to NYSE American approval.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with the audited consolidated financial statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. The terms “we,” “us,” “our,” and the “Company” refer to The LGL Group, Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated financial statements and the notes thereto.

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

OVERVIEW

The Company is a diversified holding company with subsidiaries engaged in the designing, manufacturing and marketing of highly-engineered, high reliability frequency and spectrum control products used to control the frequency or timing of signals in electronic circuits, and in the design of high performance Frequency and Time Reference Standards that form the basis for timing and synchronization in various applications. The Company’s primary markets are aerospace and defense.

Results of Operations

Factors Which May Influence Results of Operations

We are not aware of any material trends or uncertainties, other than national economic conditions affecting our industry generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on our revenues or income other than those set forth below and those listed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2019 and this Quarterly Report on Form 10-Q. However, due to the COVID-19 pandemic in the U.S. and globally, our business and operations have been impacted and may be further impacted.

COVID-19

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

As a result of the COVID-19 pandemic, the Company’s operations in India were closed from March 23, 2020 and resumed limited operations on May 7, 2020 with a reduced level of staffing. By the end of June 2020, the Company’s India facilities were fully staffed and operating at normal capacity. Despite the second quarter revenue decrease associated with the foregoing suspension of operations in India, the impact of the COVID-19 outbreak has not had a significant impact on the Company. Our updated 2020 annual projection shows some decline, although also not significant. However, the ultimate effect on our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, the success of actions taken to contain or treat COVID-19, and reactions by consumers, companies, governmental entities and capital markets.

In accordance with the Department of Defense (“DoD”) guidance issued in March 2020 designating the Defense Industrial Base as a critical infrastructure workforce, our U.S. production facilities have continued to operate in support of essential products and services required to meet national security commitments to the U.S. government and the U.S. military; however, facility closures or work slowdowns or temporary stoppages have occurred and could occur in the future. In addition, other countries have different practices and policies that can affect our international operations and the operations of our suppliers and customers. In some cases, our facilities are not operating under full staffing as a result of COVID-19, which could have a longer-term impact. Customer visits and representative training are being impacted by travel restrictions as a result of COVID-19, which could delay new design wins and future business with our customers.

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

Backlog

As of September 30, 2020, our order backlog was $21,456,000, which is a decrease of 7.9% compared to the backlog of $23,285,000 as of September 30, 2019, and 1.8% below the backlog of $21,857,000 at December 31, 2019. The decrease reflects the Company’s 2020 slower booking rate during the COVID-19 pandemic, particularly related to the avionics market, as well as higher year to date shipments despite the second quarter India operations shutdown. The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent which we have determined are firm orders likely to be fulfilled in the next 12 months.

Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any. We expect to fill our entire order backlog within the next twelve months but cannot provide assurances as to what portion of the order backlog will be fulfilled in a given year.

Equity Investment in Unconsolidated Subsidiary

In November 2019, we invested $3.35 million into LGL Systems Acquisition Holdings Company, LLC, a subsidiary that serves as the Sponsor of LGL Systems Acquisition Corp (NYSE: DFNS), a special purpose acquisition company, commonly referred to as a “SPAC” or a blank check company, formed for the purpose of effecting a business combination in the aerospace, defense and communications industries. Prior to a business combination, the Sponsor holds 100% of the shares of Class B convertible common stock outstanding of DFNS (the “B shares”) along with 5,200,000 private warrants at a strike price of $11.50. The B shares equal 20% of the outstanding common stock of the SPAC. Upon the successful completion of an acquisition, the proforma ownership of the new company will vary depending on the business combination terms.

The Company is expected to own approximately a 43.57% interest in the Sponsor through its direct investment. Assuming the terms of the business combination are identical in capital structure as that of DFNS, the Company anticipates its economic interest will include approximately 8.7% of the SPAC’s proforma equity immediately following a successful business combination. There can be no assurances that this scenario and the resulting ownership will occur, as changes may be made depending upon business combination terms.

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

Three months ended September 30, 2020 compared to three months ended September 30, 2019

Consolidated Revenues and Gross Margin

Total revenues for the three months ended September 30, 2020 were $8,071,000, a decrease of $517,000, or 6.0%, from revenues of $8,588,000 for the three months ended September 30, 2019. The revenue decline resulted from a $409,000 reduction in sales of purchased products, decreased crystal and oscillator sales of $397,000 and decreased sales of time and frequency instruments of $159,000. These declines were partly offset by an increase in filter sales of $448,000. The lower sales levels reflect the production interruption from the second quarter 2020 COVID-19 related shutdown of the Company’s India operations and the lag in shipments as we resumed full operations.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales as a percentage of revenues, decreased to 35.5% for the three months ended September 30, 2020 from 41.2% for the three months ended September 30, 2019. The decrease reflects product mix changes and costs related to the avionics production work slowdown.

Operating Income

Operating income of $709,000 for the three months ended September 30, 2020 declined $413,000 from operating income of $1,122,000 for the three months ended September 30, 2019. This decline was primarily due to the decline in revenues and the reduction in gross margin noted above.

Other Income, Net

For the three months ended September 30, 2020, other income (expense), net was $155,000 compared to $82,000 for the three months ended September 30, 2019. These balances are primarily comprised of income from our investment portfolio.

Income Tax Expense (Benefit)

We recorded a tax expense (benefit) of $171,000 and ($3,326,000) for the three months ended September 30, 2020 and 2019, respectively. The expense is based on an estimated annual effective rate across the jurisdictions in which we operate. The benefit in the quarter ended September 30, 2019 is primarily due to release of substantially all of the valuation allowance of the Company’s U.S. deferred tax assets.

Net Income

Net income for the three months ended September 30, 2020 was $629,000, compared to $4,530,000 for the three months ended September 30, 2019.  The decrease was largely due to the 2019 tax benefit ($3.3 million).  The remaining net income decline ($0.6) reflected the lower revenue, unfavorable product mix and costs related to the avionics production slowdown.  Diluted net income per share for the three months ended September 30, 2020 and 2019 was $0.12 and $0.91, respectively.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

Consolidated Revenues and Gross Margin

Total revenues for the nine months ended September 30, 2020 were $23,748,000, an increase of $690,000, or 3.0%, from revenues of $23,058,000 for the nine months ended September 30, 2019. The revenue increase resulted from higher filter sales of $1,831,000 partly offset by decreased crystal and oscillator sales of $530,000, a $406,000 reduction in sales of purchased products and decreased sales of time and frequency instruments of $205,000. Sales growth was slowed by the production interruption from the second quarter 2020 COVID-19 related shutdown of the Company’s India operations and the lag in shipments as we resumed full operations.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales as a percentage of revenues, decreased to 34.0% for the nine months ended September 30, 2020 from 39.4% for the nine months ended September 30, 2019. The decrease reflects product mix changes and costs related to the avionics production work slowdown and the India operation shutdown during the second quarter of 2020.

Stock-Based Compensation

For the nine months ended September 30, 2020 and 2019, stock-based compensation expense was $104,000 and $17,000, respectively. Compensation expense related to stock-based compensation is recognized over the applicable vesting periods.

Operating Income

Operating income of $1,553,000 for the nine months ended September 30, 2020 declined $859,000 from operating income of $2,412,000 for the nine months ended September 30, 2019. This decline was primarily due to the reduction in gross margin noted above.

Other Income, Net

For the nine months ended September 30, 2020, other income (expense), net was $3,000, compared to $352,000 for the nine months ended September 30, 2019. These balances are comprised of income from our investment portfolio partly offset by 2020 currency losses related to our India operations.

Income Tax Expense (Benefit)

We recorded a tax expense (benefit) of $282,000 and ($3,286,000) for the nine months ended September 30, 2020 and 2019, respectively. The tax expense is based on an estimated effective annual rate across the jurisdictions in which we operate. The benefit in the nine months ended September 30, 2019 is primarily due to our release of substantially all of the valuation allowance of the Company’s U.S. deferred tax assets.

Net Income

Net income for the nine months ended September 30, 2020 was $1,067,000 compared to $6,051,000 for the nine months ended September 30, 2019.  The decrease was largely due to the tax benefit in 2019 ($3.3 million).  The remaining net income decline ($1.7 million) reflected the lower margin from unfavorable product mix and cost impacts of the avionics production slowdown and second quarter India operations shutdown. Diluted net income per share for the nine months ended September 30, 2020 and 2019 was $0.21 and $1.22, respectively.

Liquidity and Capital Resources

As of September 30, 2020 and December 31, 2019, cash and cash equivalents were $17,276,000 and $12,453,000, respectively. In the first quarter of 2020, we raised approximately $3,254,000 as a result of sales of securities under our ATM Offering.

Cash provided by operating activities for the nine months ended September 30, 2020 and 2019 was $1,830,000 and $1,089,000, respectively. The $741,000 increase was primarily due to favorable changes in working capital accounts of $1,680,000 (including the impact of recent discontinuance of certain consignment inventory offerings to our customers) and deferred taxes of $3,567,000 partly offset by the Company’s year-over-year decrease in net income of $4,984,000.

Cash used in investing activities for the nine months ended September 30, 2020 and 2019 was $329,000 and $5,826,000, respectively. The use of cash for the nine months ended September 30, 2020 was due to $329,000 in capital expenditures. The use of cash for the nine months ended September 30, 2019 included a $5,000,000 investment in marketable securities and capital expenditures of $826,000.

For the nine months ended September 30, 2020, the $3,322,000 of cash provided by financing activities represented $3,254,000 received by the Company from the first quarter 2020 sale of securities under our ATM Offering and $68,000 of proceeds from the exercise of stock options. For the nine months ended September 30, 2019, financing activities represented $390,000 received by the Company for the exercise of stock options.

As of September 30, 2020, our consolidated working capital was $29,564,000, compared to $24,586,000 as of December 31, 2019. As of September 30, 2020, we had current assets of $33,264,000, current liabilities of $3,700,000 and a ratio of current assets to current liabilities of 8.99 to 1.00. As of December 31, 2019, we had current assets of $28,910,000, current liabilities of $4,324,000 and a ratio of current assets to current liabilities of 6.69 to 1.00. Management continues to focus on efficiently managing working capital requirements to match operating activity levels and will seek to deploy the Company’s working capital where it will generate the greatest returns.

As more fully described in Note N, Revolving Credit Agreement, to the accompanying unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, on May 12, 2020, MtronPTI and PTF, both operating subsidiaries of the Company, entered into a loan agreement for a revolving line of credit with Synovus Bank for up to $3.5 million bearing interest at the London Inter-bank Offered Rate (LIBOR) 30-day rate plus 2.50%, with a floor of 0.50%. The loan agreement has a maturity date of May 12, 2022 and contains certain financial covenants. Borrowings under the loan agreement are secured by all of the property of MtronPTI and PTI. At September 30, 2020, the Company had no borrowings outstanding under its revolving line of credit with Synovus Bank.

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

However, if the outbreak continues, such impacts could grow and become material. To the extent that our customers and suppliers continue to be impacted by the COVID-19 outbreak, such impacts could materially disrupt our business operations.

Our board of directors has adhered to a practice of not paying cash dividends. This policy takes into account our long-term growth objectives, including our anticipated investments for organic growth, potential technology acquisitions or other strategic ventures, and stockholders' desire for capital appreciation of their holdings. No cash dividends have been paid to the Company's stockholders since January 30, 1989, and none are expected to be paid for the foreseeable future.

Critical Accounting Policies

For a discussion of the Company’s critical accounting policies, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2020 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2020, were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Related to Our Business

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

Please see additional discussion in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On August 29, 2011, the Company’s board of directors authorized the Company to repurchase up to 100,000 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized and available for repurchase under the Company's existing share repurchase program to 540,000 shares, at such times, amounts and prices as the Company shall deem appropriate. There is no expiration date for this program. As of September 30, 2020, the Company has repurchased a total of 81,584 shares of common stock under this program at a cost of $580,000, which shares are currently held in treasury; however, no shares were repurchased by the Company during the nine months ended September 30, 2020.

Item 6.	Exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K):

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

THE LGL GROUP, INC.
Date: November 12, 2020	By:	/s/ Ivan Arteaga
Ivan Arteaga
President and Chief Executive Officer (Principal Executive Officer)
Date: November 12, 2020	By:	/s/ James W. Tivy
James W. Tivy
Chief Financial Officer (Principal Financial Officer)