Form 10-K
period 2020-12-31
LGL GROUP INC
filed 2021-03-29
CIK 61004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ______________________

Commission file number: 001-00106

The LGL Group, Inc.

(Exact name of Registrant as Specified in Its Charter)

Delaware	38-1799862
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2525 Shader Road, Orlando, Florida	32804
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (407) 298-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	LGL	NYSE American
Warrants to Purchase Common Stock, $0.01 par value	LGL WS	NYSE American

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant, based upon the $8.50 per share closing price of the registrant's common stock on June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, was $28,398,415. Solely for the purpose of this calculation, shares held by directors and executive officers of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

The number of outstanding shares of the registrant's common stock was 5,327,966 as of March 16, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

Item 1.Business.

General

The LGL Group, Inc. (together with its subsidiaries, the "Company," "LGL," "we," "us," or "our") is a globally-positioned producer of industrial and commercial products and services. We operate in two identified segments. Our electronic components segment is currently focused on the design and manufacture of highly-engineered, high reliability frequency and spectrum control products. These electronic components ensure reliability and security in aerospace and defense communications, low noise and base accuracy for laboratory instruments, and synchronous data transfers throughout the wireless and Internet infrastructure. Our electronic instruments segment is focused on the design and manufacture of high-performance Frequency and Time reference standards that form the basis for timing and synchronization in various applications including satellite communication, time transfer systems, network~~s~~ synchronization, electricity distribution and metrology. The Company was incorporated in 1928 under the laws of the State of Indiana, and in 2007, the Company was reincorporated under the laws of the State of Delaware as The LGL Group, Inc. We maintain our executive offices at 2525 Shader Road, Orlando, Florida, 32804. Our telephone number is (407) 298-2000. Our Internet address is www.lglgroup.com. Our common stock and warrants are traded on the NYSE American under the symbols "LGL" and “LGL WS”, respectively.

We operate through our two principal subsidiaries, M-tron Industries, Inc. (together with its subsidiaries, "MtronPTI"), which has design and manufacturing facilities in Orlando, Florida; Yankton, South Dakota; and Noida, India, and Precise Time and Frequency, LLC ("PTF"), which has a design and manufacturing facility in Wakefield, Massachusetts. We also have local sales and customer support offices in Austin, Texas and Hong Kong.

Business Strategy

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

Investment in SPAC

LGL Systems Acquisition Holding Company, LLC, a partially owned subsidiary of the Company, serves as the sponsor (the “Sponsor”) of LGL Systems Acquisition Corp., a special purpose acquisition company, commonly referred to as a “SPAC” or blank check company, formed for the purpose of effecting a business combination in the aerospace, defense and communications industries (the “SPAC”). The SPAC is a publicly-traded company on the NYSE American under the ticker symbol “DFNS.” The Company invested $3.35 million for its partial ownership in the Sponsor, which holds 20% of the total common shares (Class A and Class B) in the SPAC along with 5,200,000 private warrants. If the SPAC does not complete a business combination within 24 months from the November 12, 2019 closing of the SPAC’s initial public offering (“IPO”), the proceeds from the sale of the private warrants will be used to fund the redemption of the shares sold in the SPAC IPO (subject to the requirements of applicable law), and the private warrants will expire worthless.

The Sponsor is accounted for under the equity method of accounting in the Company’s financial statements.

See Note Q – Subsequent Event in the Notes to Consolidated Financial Statements included in this Report.

Business Segments

The Company conducts its business through two business segments:  Electronic Components, which includes all products manufactured and sold by MtronPTI, and Electronic Instruments, which includes all products manufactured and sold by PTF.

Electronic Components Segment

Overview of MtronPTI

Originally founded in 1965, MtronPTI designs, manufactures and markets highly-engineered, high reliability frequency and spectrum control products.

These component-level devices are used extensively in electronic systems for applications in defense, aerospace, earth-orbiting satellites, down-hole drilling, medical devices, instrumentation, industrial devices and global positioning systems as well as in infrastructure equipment for the telecommunications and network equipment industries. As an engineering-centric company, MtronPTI provides close support to the customer throughout its products' entire life cycle, including product design, prototyping, production and subsequent product upgrades. This collaborative approach has resulted in the development of long-standing business relationships with its blue-chip customer base.

All of MtronPTI’s production facilities are ISO 9001:2008 certified, ITAR registered and Restriction of Hazardous Substances (“RoHS”) compliant. In addition, its U.S. production facilities in Orlando and Yankton are AS9100 Rev D and MIL-STD-790 certified.

MtronPTI Products

MtronPTI's portfolio is divided into two product groupings, Frequency Control and Spectrum Control, and has expanded from primarily crystal-based components to include higher levels of integration, advanced materials science, cavity-based products, and various types of compensation methods employing integrated circuits and other methods to create products geared for applications that require high reliability in harsh environments. These products are differentiated by their precise level of accuracy, stability over time and within harsh environments, and very low phase noise.

MtronPTI's Frequency Control product group includes a broad portfolio of quartz crystal resonators, clock oscillators, VCXO, TCXO OCXO and DOCXO devices which meet some of the tightest specifications, including IEEE 1588 standards. These devices may be based on quartz, quartz MEMS or advanced materials science designed to achieve higher performance levels than quartz. MtronPTI's products offer high reliability over a wide temperature range and are well-suited for harsh environments, including shock and vibration-resistant oscillators with low-g sensitivity. These products are designed for applications within aerospace and defense, telecommunications infrastructure and instrumentation markets.

MtronPTI's Spectrum Control product group includes a wide array of radio frequency (“RF”), microwave and millimeter wave filters and diplexers covering a frequency range from 1 MHz to 90 GHz, and solid-state power amplifiers covering a frequency range from 300 MHz to 26 GHz, with power output from 10 Watts to 10 kWatts. Filter devices include crystal, ceramic, LC, tubular, combline, cavity, interdigital and metal insert waveguide, as well as digital, analog and mechanical tunable filters, switched filter arrays and RF subsystems. Power amplifiers add active devices to MtronPTI's portfolio and include GaN, GaAS FET, LDMOS and chip and wire technologies in narrow or broadband, module or rack-mounted packages. These products are employed in applications within the aerospace, defense, space and commercial markets.

New product development continues to be a key focus for MtronPTI as it continues to push its roadmap to meet the needs of its served markets. Within Frequency Control, design efforts are focused on smaller packages, lower power, lower phase noise and use of new materials to provide compensation and harsh environment performance that surpasses customer requirements. Spectrum Control seeks to develop higher power handling, higher levels of integration and a range of integrated products within the RF subsystem.

Electronic Instruments Segment

Overview of PTF

PTF designs, manufactures and markets for sale time and frequency products. The industries PTF serves include computer networking, satellite ground stations, electric utilities, broadcasting and telecommunication systems. PTF was originally founded in 2002 and its assets were acquired by LGL in September 2016 through a business acquisition, making us a broader-based supplier of highly engineered products for the generation of time and frequency references for synchronization and control. Since its inception, PTF has developed a comprehensive portfolio of time and frequency instruments complemented by a wide range of ancillary products such as distribution amplifiers and redundancy auto switches.

PTF Products

PTF's products range from simple, low-cost time and frequency solutions to premium products designed to deliver maximum performance for the most demanding applications. PTF's products include Frequency and Time Reference Standards, radio frequency (“RF”), digital, and optical time code distribution amplifiers, redundancy auto switches and NTP servers, all of which are used in a broad range of applications worldwide.

PTF's Frequency and Time Reference Standards include quartz Frequency Standards, GPS/GNS Frequency and Time Standards and rubidium atomic Frequency Standards. The de facto standard for many highly demanding applications, such as satellite communications, is PTF's range of GPS/GNS disciplined quartz frequency and time standards. The MtronPTI high-quality quartz oscillators utilized deliver outstanding phase noise and short-term stability performance for applications where low noise is paramount. This outstanding short-term performance, coupled with the long-term stability and accuracy of the external GNS reference signals, which can be from GPS, Galileo, Glonass or QZSS, provides the user excellent all-around performance that is highly cost-effective.

When two or more computers are involved, accurate time keeping is a challenge especially when the computers are in different locations. PTF's range of GNS Time and Frequency References and Network Time Servers deliver a high level of performance that allows customers to synchronize to Universal Time Coordinated, in a number of cost- effective forms to meet a multitude of time and frequency reference requirements. Applications range from low phase noise, highly stable and accurate system frequency references for Sat-Com and Digital Broadcasting applications, to computer networks, shipboard time code references and e-commerce time stamping applications. With respect to Universal Coordinated Time (“UTC”), the Company has recently developed long-term time synchronization capability of less than 10 nanoseconds.

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

The distribution product range includes standard fixed configuration units with either 12 or 16 channels together with more flexible units that allow the user to define specific configurations including different types of input/output signals combined into a convenient 1U or 2U package with up to 36 output channels.

PTF's series of redundancy auto switches range from simple level detection to highly sophisticated sensing capability, extremely fast switching options and full Ethernet connectivity, to provide remote monitoring control, and including integration with SNMP management systems. The most recent model includes multi-channel input capability as well as the ability to switch up to three input types of signals.

Customers

We primarily work directly with original equipment manufacturers (“OEMs”) to define the right solutions for their unique applications, including the design of custom parts with unique part numbers. Actual sales of production parts may be directly to the OEM or through either its designated contract manufacturers or through franchised distributors of our products. As a result, we have highly-skilled sales engineers who work directly with the designers and program managers at their OEMs providing a high-level of engineering support at all points within the process.

In 2020, our largest customer, a defense contract manufacturer, accounted for $5,324,000, or 17.1%, of the Company's total revenues, compared to $3,187,000, or 10.0%, of the Company’s total revenues in 2019. The Company’s second largest customer in 2020, an electronics contract manufacturing company, accounted for $4,351,000, or 14.0%, of the Company's total revenues, compared to $5,522,000, or 17.3% of the Company’s total revenues, in 2019. The loss of either of these customers, or a decrease in their demand for our products, could have a material adverse effect on our results.

As of December 31, 2020, four of our largest customers accounted for approximately $1,856,000, or 43.1%, of accounts receivable. As of December 31, 2019, four of our largest customers accounted for approximately $1,841,000, or 40%, of accounts receivable. The insolvency of any of these customers could have a material adverse impact on our liquidity.

Competition

We design, manufacture and market products for the generation, synchronization and control of time and frequency as well as spectrum control products. There are numerous domestic and international manufacturers who are capable of providing custom-designed products comparable in quality and performance to our products. Our competitive strategy begins with our focus on niche markets where precise specification and reliability are the major requirements. Competitors in our electronic components segment include, but are not limited to, Vectron International and Microsemi Corporation (both divisions of Microchip Technology Incorporated), K&L Microwave (a division of Dover Corporation) and Rakon Limited. Competitors in our electronic instruments segment include, but are not limited to, Microsemi Corporation, Spectracom Corporation and Brandywine Communications.

Research and Development

Utilizing our understanding of market requirements, we employ a disciplined approach to capital allocation when selecting new product development projects. A cross-functional team comprised of engineering, marketing, operations, sales and finance reviews the merits of specific projects seeking to invest in products that will exceed a specific return on investment level and a payback expectation within one to two years. In addition, the team considers the inherent value of intellectual property that each project presents with consideration for technical roadmap objectives.

Research and development expense was approximately $2,142,000 and $2,004,000 in 2020 and 2019, respectively, and will remain a significant part of the Company's efforts to revitalize our intellectual property position.

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

Domestic Revenues

Our domestic revenues were $23,752,000 in 2020, or 76.2% of total consolidated revenues, compared to $23,397,000, or 73.4% of total consolidated revenues, in 2019.

International Revenues

Our international revenues were $7,410,000 in 2020, or 23.8% of total consolidated revenues, compared to $8,500,000, or 26.6% of total consolidated revenues, in 2019. In each of 2020 and 2019, these revenues were derived mainly from customers in Asia, with significant sales in Malaysia. We avoid significant currency exchange risk by transacting and settling substantially all of our international sales in United States dollars.

Seasonality

Our business is not seasonal, although shipment schedules may be affected by the production schedules of our customers or their contract manufacturers based on regional practices or customs.

Order Backlog

Our order backlog was $19,801,000 and $21,857,000 as of December 31, 2020 and 2019, respectively. The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent, which we have determined are firm orders and likely to proceed. Although backlog represents only firm orders that are considered likely to be fulfilled primarily within the 12 months following receipt of the order, cancellations or scope adjustments may and do occur.

Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost. We expect to fill substantially all of our 2020 order backlog in 2021, but cannot provide assurances as to what portion of the order backlog will be fulfilled in a given year.

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

The outbreak of the novel coronavirus (“COVID-19”) has caused a global pandemic that has disrupted supply chains and the ability to obtain components and raw materials around the world for most companies, including us. On occasion, one or more of the components used in our products have become unavailable resulting in unanticipated redesign and/or delays in shipments. Continued identification of alternative supply sources or other mitigations are important in minimizing disruption to our supply chain.

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

Government Regulations

As a supplier to certain U.S. Government defense contractors, we must comply with significant procurement regulations and other requirements. Maintaining registration under the International Traffic in Arms Regulations for all of our related production facilities is also required. One of those production facilities must comply with additional requirements for its production processes and for selected personnel in order to maintain the security of classified information. These requirements, although customary within these markets, increase our performance and compliance costs.

We are routinely audited and reviewed by the U.S. Government and its agencies such as the Defense Contract Audit Agency and Defense Contract Management Agency. These agencies review our performance under our contracts, our cost structure and our compliance with applicable laws, regulations and standards, as well as the adequacy of our internal control systems and policies. Any cost found to be improperly allocated to a specific contract will not be reimbursed. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions.

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

Our manufacturing operations, products, and/or product packaging are subject to environmental laws and regulations governing air emissions, wastewater discharges, and the handling, disposal and remediation of hazardous substances, wastes and other chemicals. In addition, more stringent environmental regulations may be enacted in the future, both within the United States and internationally, and we cannot presently determine the modifications, if any, in our operations that any future regulations might require, or the cost of compliance that would be associated with such regulations. To date, capital expenditures, earnings and competitive position of the Company have not been materially affected by compliance with current federal, state, and local laws and regulations (domestic and foreign) relating to the protection of the environment. However, we cannot predict the effect of future laws and regulations

Employees

As of December 31, 2020, we employed 320 people, including 167 full-time and 12 part-time employees, along with 141 contractors. Of this total, the Company has 157 full-time, 11 part-time, and six contract employees within the U.S., with 139 located in Orlando, Florida, 30 in Yankton, South Dakota, and five within its subsidiary, PTF, in Wakefield, Massachusetts. The Company has two full-time employees and one part-time employee in Hong Kong, and eight full-time employees and 135 contractors in Noida, India. None of the Company's employees are represented by a labor union and the Company considers its relationships with employees to be good.

As an engineered products and solutions company, a significant number of our workforce consists of degreed engineers providing expertise in product design and process development.

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

Prior to our September 2016 acquisition of PTF, we were engaged only in the design, manufacture and marketing of standard and custom-engineered electronic components that are used primarily for the control of frequency and spectrum of signals in electronic circuits. Although our acquisition of PTF added an additional product line of electronic instruments that includes highly engineered products for the generation of time and frequency references for synchronization and control, until we see significant growth from the PTF electronic instruments product line or develop or acquire additional product lines, we will remain dependent on our electronic components line of business. Virtually all of our 2020 and 2019 revenues came from sales of electronic components, which consist of packaged quartz crystals, oscillator modules, electronic filters and integrated modules. We expect that this product line will continue to account for substantially all of our revenues in 2021.

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

We experience fluctuations in our operating results. Some of the principal factors that contribute to these fluctuations include changes in demand for our products; our effectiveness in managing manufacturing processes, costs and inventory; our effectiveness in engineering and qualifying new product designs with our OEM customers and in managing the risks associated with offering those new products into production; changes in the cost and availability of raw materials, which often occur in the electronics manufacturing industry and which affect our margins and our ability to meet delivery schedules; macroeconomic and served industry conditions; and events that may affect our production capabilities, such as labor conditions and political instability. In addition, due to the prevailing economic climate and competitive differences between the various market segments which we serve, the mix of sales between our communications, networking, aerospace, defense, industrial and instrumentation market segments may affect our operating results from period to period.

For the years ended December 31, 2020 and 2019, we had net income of approximately $968,000 and $7,016,000, respectively. The change includes a $3.3 million tax benefit from reversal of the valuation allowance in 2019. Our revenues are derived primarily from MtronPTI, whose future rate of growth and profitability are highly dependent on the development and growth of demand for our products in the communications, networking, aerospace, defense, instrumentation and industrial markets, which are cyclical. We cannot be certain whether we will generate sufficient revenues or sufficiently manage expenses to sustain profitability.

We have a large customer that accounts for a significant portion of our revenues, and the loss of this customer, or decrease in its demand for our products, could have a material adverse effect on our results.

In 2020, our largest customer, a defense contract manufacturer, accounted for $5,324,000, or 17.1%, of the Company's total revenues, compared to $3,187,000, or 10.0%, of the Company’s total revenues in 2019. The Company’s second largest customer in 2020, an electronics contract manufacturing company, accounted for $4,351,000, or 14.0%, of the Company's total revenues, compared to $5,522,000, or 17.3%, of the Company’s total revenues in 2019. The loss of either of these customers, or a decrease in their demand for our products, could have a material adverse effect on our results.

A relatively small number of customers account for a significant portion of our accounts receivable, and the insolvency of any of these customers could have a material adverse impact on our liquidity.

As of December 31, 2020, four of our largest customers accounted for approximately $1,856,000, or 43.1%, of accounts receivable. As of December 31, 2019, four of our largest customers accounted for approximately $1,841,000, or 40%, of accounts receivable. The insolvency of any of these customers could have a material adverse impact on our liquidity.

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

We are a holding company and, therefore, are dependent upon the operations of our subsidiaries to meet our obligations.

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

In 2020 and 2019, the majority of our revenues were derived from sales to manufacturers of equipment for the defense, aerospace, instrumentation and industrial markets for frequency and spectrum control devices, including indirect sales through distributors and contract manufacturers. During 2021, we expect a significant portion of our revenues to continue to be derived from sales to these manufacturers. Often OEMs and other service providers within these markets have experienced periods of capacity shortage and periods of excess capacity, as well as periods of either high or low demand for their products. In periods of excess capacity or low demand, purchases of capital equipment may be curtailed, including equipment that incorporates our products. A reduction in demand for the manufacture and purchase of equipment for these markets, whether due to cyclical, macroeconomic or other factors, or due to our reduced ability to compete based on cost or technical factors, could substantially reduce our net sales and operating results and adversely affect our financial condition. Moreover, if these markets fail to grow as expected, we may be unable to maintain or grow our revenues. The multiple variables which affect the communications, networking, aerospace, defense, instrumentation and industrial markets for our products, as well as the number of parties involved in the supply chain and manufacturing process, can impact inventory levels and lead to supply chain inefficiencies. As a result of these complexities, we have limited visibility to forecast revenue projections accurately for the near and medium-term timeframes.

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

We purchase certain key components and raw materials from single or limited sources and could lose sales if these sources fail to fulfill our needs for any reason, including the inability to obtain these key components or raw materials due to the COVID-19 outbreak.

If single-source components or key raw materials were to become unavailable on satisfactory terms, and we could not obtain comparable replacement components or raw materials from other sources in a timely manner, our business, results of operations and financial condition could be harmed. On occasion, one or more of the components used in our products have become unavailable, resulting in unanticipated redesign and related delays in shipments. The COVID-19 outbreak has caused a global pandemic that has disrupted supply chains and the ability to obtain components and raw materials around the world for all companies, including us. We cannot give assurance that we will be able to obtain the necessary components and raw materials necessary to conduct our business during the COVID-19 pandemic, and we also cannot give assurance that similar delays will not occur in the future. In addition, our suppliers may be impacted by compliance with environmental regulations including RoHS and Waste Electrical and Electronic Equipment ("WEEE"), which could disrupt the supply of components or raw materials or cause additional costs for us to implement new components or raw materials into our manufacturing processes.

As a supplier to U.S. Government defense contractors, we are subject to a number of procurement regulations and other requirements and could be adversely affected by changes in regulations or any negative findings from a U.S. Government audit or investigation.

A number of our customers are U.S. Government contractors. As one of their suppliers, we must comply with significant procurement regulations and other requirements. Under applicable federal regulations for defense contractors, we are required to comply with the Cybersecurity Maturity Model Certification (“CMMC”) program in the next several years and other similar cybersecurity requirements. We also maintain registration under the International Traffic in Arms Regulations for all of our production facilities. One of those production facilities must comply with additional requirements and regulations for its production processes and for selected personnel in order to maintain the security of classified information. These requirements, although customary within these markets, increase our performance and compliance costs. If any of these various requirements change, our costs of complying with them could increase and reduce our operating margins. To the extent that we are unable to comply with the CMMC or other requirements, our business with the Department of Defense or its prime customers could be at risk.

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

Any costs found to be improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business as a supplier to contractors who sell products and services to the U.S. Government. In addition, our reputation could be adversely affected if allegations of impropriety were made against us.

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

When we release new products, or new versions of existing products, they may contain undetected or unresolved errors or defects. The vast majority of our products are custom designed for requirements of specific OEM systems. The expected business life of these products ranges from less than one year to more than 10 years depending on the application. Some of the customizations are modest changes to existing product designs while others are major product redesigns or new product platforms.

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

Our present and past manufacturing operations, products, and/or product packaging are subject to environmental laws and regulations governing air emissions, wastewater discharges, and the handling, disposal and remediation of hazardous substances, wastes and other chemicals. In addition, more stringent environmental regulations may be enacted in the future, and we cannot presently determine the modifications, if any, in our operations that any future regulations might require, or the cost of compliance that would be associated with such regulations.

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

We have office and manufacturing space in Noida, India, and a sales office in Hong Kong. Additionally, foreign revenues for 2020 and 2019 (primarily to Malaysia) accounted for 23.8% and 26.6% of our 2020 and 2019 consolidated revenues, respectively. We anticipate that sales to customers located outside of the United States will continue to be a significant part of our revenues for the foreseeable future. Our international operations and sales to customers outside of the United States subject our operating results and financial condition to certain business, economic, political, health, regulatory and other risks, including but not limited to:

‒	Political and economic instability in countries in which our products are manufactured and sold;
‒	Expropriation or the imposition of government controls;
‒	Responsibility to comply with anti-bribery laws such as the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions;
‒	Sanctions or restrictions on trade imposed by the United States Government;
‒	Export license requirements;
‒	Trade restrictions;
‒	Currency controls or fluctuations in exchange rates;
‒	High levels of inflation or deflation;
‒	Difficulty in staffing and managing non-U.S. operations;
‒	Greater difficulty in collecting accounts receivable and longer payment cycles;
‒	Changes in labor conditions and difficulties in staffing and managing international operations;
‒	The impact of the current COVID-19 outbreak; and
‒	Limitations on insurance coverage against geopolitical risks, natural disasters and business operations.

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

If we fail to correct any material weakness that we identify in our internal control over financial reporting or otherwise fail to maintain effective internal control over financial reporting, we may not be able to report our financial results accurately and timely, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports and the price of our common stock may decline.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on our system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. We are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies.

If we identify material weaknesses in our internal control over financial reporting in the future, if we cannot comply with the requirements of the Sarbanes-Oxley Act in a timely manner or attest that our internal control over financial reporting is effective, or if our independent registered public accounting firm cannot express an opinion as to the effectiveness of our internal control over financial reporting when required, we may not be able to report our financial results accurately and timely. As a result, investors, counterparties and consumers may lose confidence in the accuracy and completeness of our financial reports. Accordingly, access to capital markets and perceptions of our creditworthiness could be adversely affected, and the market price of our common stock could decline. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the Securities and Exchange Commission (the “SEC”) or other regulatory authorities, which could require additional financial and management resources. These events could have a material and adverse effect on our business, operating results, financial condition and prospects.

The ongoing effects of the COVID-19 pandemic and associated global economic disruption and uncertainty have affected, and may further affect, our business, results of operations and financial condition.

Our results of operations are affected by certain economic factors, including the downturn in the avionics market and closure of our facilities located in Noida, India on March 23, 2020. This facility resumed limited operations on May 7, 2020 and was in full operation at the end of June 2020. The broader implications of the COVID-19 pandemic on our results of operations and overall financial performance remain uncertain as well as the extent to which it will affect our revenues and earnings. Although we believe we have sufficient liquidity and capital resources to effectively continue operations for the foreseeable future, continued deterioration of worldwide credit and financial markets may limit our ability to raise capital and financing may not be available to us in sufficient amounts, on acceptable terms, or at all. If we are unable to access sufficient capital on acceptable terms, our business could be adversely impacted.

In an effort to protect the health and safety of our employees, we implemented various measures to reduce the impact of COVID-19 across our organization, while also working to maintain business continuity. Consistent with government guidelines and mandates, these initiatives included the adoption of social distancing policies, work-at-home arrangements, and suspending employee travel. Currently, while a few of our administrative employees are working remotely from home in an effort to reduce the spread of the virus, most of our employees are unable to work from home as we are primarily a manufacturer of products for the defense and aerospace industries and our employees’ work must be performed within a controlled environment. A decline in the health and safety of our employees, including key employees, or material disruptions to their ability to work either remotely or at one of our manufacturing facilities, could negatively affect our ability to operate our business normally and have a material adverse impact on our results of operations or financial condition.

To the extent that the COVID-19 virus continues to spread and affect the employee base or operations of our materials providers, disruptions in the provision of, or the inability to provide, materials to us could negatively impact our business operations.

Please see additional discussion in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

Risks Related to Our Investments

The Company has made a material investment in a special purpose acquisition company that may not be successful.

The Company has invested $3.35 million in the Sponsor of the SPAC which was formed for the purpose of effecting a business combination in the aerospace, defense and communications industries.

The Sponsor holds 20% of the shares in the SPAC along with 5,200,000 private warrants at a strike price of $11.50. On November 7, 2019, the SPAC raised $172.5 million through the sale of 17.25 million shares and was listed as a publicly traded company on the NASDAQ Capital Market under the ticker symbol ‘DFNS’. The SPAC’s IPO closed on November 12, 2019. Prior to and immediately following the IPO, the Sponsor held 4,312,500 shares of the SPAC, which are restricted and non-tradable.

If the SPAC is able to complete a business combination, it could be material to the Company. If the SPAC does not complete a business combination within 24 months from the closing of the SPAC’s IPO, the proceeds from the sale of the private warrants will be used to fund the redemption of the shares sold in the SPAC’s IPO (subject to the requirements of applicable law), and the private warrants will expire worthless. There is no assurance that the SPAC will be successful in completing a business combination or that any business combination will be successful. The Company can lose its entire investment in the SPAC if a business combination is not completed within 24 months of the SPAC’s IPO or if the business combination is not successful, which may adversely impact the Company’s stockholder value.

See Note Q – Subsequent Event in the Notes to Consolidated Financial Statements included in this Report.

Risks Related to Our Securities

The price of our common stock has fluctuated considerably and is likely to remain volatile, in part due to the limited market for our common stock.

From January 1, 2020 through December 31, 2020, the high and low closing sales prices for our common stock were $16.55 and $7.36, respectively. There is a limited public market for our common stock, and we cannot provide assurances that a more active trading market will develop or be sustained. As a result of limited trading volume in our common stock, the purchase or sale of a relatively small number of shares could result in significant price fluctuations and it may be difficult for holders to sell their shares without depressing the market price for our common stock.

Additionally, the market price of our common stock may continue to fluctuate significantly in response to a number of factors, some of which are beyond our control, including the following:

‒	General economic conditions affecting the availability of long-term or short-term credit facilities, the purchasing and payment patterns of our customers, or the requirements imposed by our suppliers;
‒	Economic conditions in our industry and in the industries of our customers and suppliers (including the impact of COVID-19);
‒	Changes in financial estimates or investment recommendations by securities analysts relating to our common stock;
‒	Market reaction to our reported financial results;
‒	Loss of a major customer;
‒	Announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and
‒	Changes in key personnel.

Our officers, directors and 10% or greater stockholders have significant voting power and may vote their shares in a manner that is not in the best interest of other stockholders.

Our officers, directors and 10% or greater stockholders control approximately 43.8% of the voting power represented by our outstanding shares of common stock as of March 16, 2021. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all of our stockholders.

Provisions in our corporate charter documents and under Delaware law could make an acquisition of the Company more difficult, which acquisition may be beneficial to our stockholders.

Provisions in our certificate of incorporation and by-laws, as well as provisions of the General Corporation Law of the State of Delaware ("DGCL"), may discourage, delay or prevent a merger, acquisition or other change in control of the Company, even if such a change in control would be beneficial to our stockholders. These provisions include prohibiting our stockholders from fixing the number of directors and establishing advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors (the "Board").

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

The warrants to purchase shares of our common stock may not have any value.

The warrants to purchase shares of our common stock are “modified European style warrants” and will only become exercisable on the earlier of (i) the expiration date, November 16, 2025, and (ii) such date that the 30-day volume weighted average price per share, or VWAP, of our common stock is greater than or equal to $17.50. Once the warrants become exercisable, they may be exercised in accordance with the terms of the warrant agreement until their expiration.

The warrants have an exercise price of $12.50 per share. This exercise price does not necessarily bear any relationship to established criteria for valuation of our common stock, such as book value per share, cash flows, or earnings; and the holder of such warrant should not consider this exercise price as an indication of the current or future market price of our common stock. There can be no assurance that the market price of our common stock will exceed $12.50 per share at any time, on the expiration date of the warrants, November 16, 2025, or at any other time the warrants may be exercised. If the warrants only become exercisable on the expiration date and the market price of our common stock on such date does not exceed $12.50 per share, the warrants will be of no value.

There can be no assurance that the 30-day VWAP of our common stock will be greater than or equal to $17.50 at any time prior to the expiration date of the warrants, November 16, 2025. As a result, the warrants may become exercisable only on the expiration date. If the warrants may be exercised only on the expiration date and the holder thereof does not exercise its warrants on that date, such warrants will expire and be of no value.

An active trading market for the warrants to purchase shares of our common stock may not develop.

If an active market for the warrants to purchase shares of our common stock does not develop or is not sustained, it may be difficult for the holders thereof to sell such warrants without depressing the market price for such securities.

Holders of the warrants to purchase shares of our common stock will have no rights as a common stockholder until such holders exercise their warrants and acquire shares of our common stock.

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

The Company's principal executive offices are located in Orlando, Florida within an MtronPTI operating facility. MtronPTI's operations are located in Orlando, Florida; Yankton, South Dakota; and Noida, India. PTF's operations are located in Wakefield, Massachusetts. We also have sales offices in Austin, Texas and Hong Kong.

MtronPTI owns a facility in Orlando, Florida, containing approximately 71,000 square feet on approximately five acres of land and owns a facility in Yankton, South Dakota, containing approximately 32,000 square feet on approximately 11 acres of land. MtronPTI also leases approximately 13,000 square feet of office and manufacturing space in Noida, India. PTF leases approximately 3,600 square feet of office and manufacturing space in Wakefield, Massachusetts. We also lease approximately 700 square feet of office space in Hong Kong. It is our opinion that the facilities referred to above are in good operating condition, suitable, and adequate for present uses.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Our common stock and warrants are traded on the NYSE American, under the symbols “LGL” and “LGL WS”, respectively. Based upon information furnished by our transfer agent, at March 16, 2021, we had 416 holders of record of our common stock and 416 holders of record of our common stock warrants.

Stock Repurchase Program

On August 29, 2011, our Board authorized the Company to repurchase up to 100,000 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized and available for repurchase under the Company's existing share repurchase program to 540,000 shares, at such times, amounts and prices as the Company shall deem appropriate. Subject to certain safe harbor rules, the timing, amounts, and manner in which the Company can repurchase shares is tied to prevailing trading volumes and other limitations, which includes a general limitation to 25% of the average daily trading volume based on the most recent prior four weeks. As of December 31, 2020, the Company had repurchased a total of 81,584 shares of common stock under this program at a cost of $580,000, which shares are currently held in treasury. No shares were repurchased during the year ended December 31, 2020.

ATM Offering

On January 22, 2020, the Company entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time, in what is deemed to be an “at the market offering” (“ATM Offering”) through Jefferies, shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $15,000,000. Shares sold under the Sales Agreement are issued pursuant to the shelf registration statement on Form S-3 (File No. 333-235767), filed by the Company with the SEC on December 31, 2019, which was declared effective on January 8, 2020. The Company filed a prospectus supplement with the SEC on January 23, 2020 in connection with the offer and sale of the shares pursuant to the Sales Agreement. During February and March of 2020, 263,725 shares were sold under the Sales Agreement, at an average price per share of $13.65, generating net proceeds of approximately $3,492,000 after brokerage charges of $108,000 were deducted and paid to Jefferies. As required under the Sales Agreement, the Company obtained the prior consent of Jefferies in order to consummate this offering. The Sales Agreement and ATM Offering remain in effect in accordance with their terms.

Cash Dividend Policy

Our Board has adhered to a practice of not paying cash dividends. This policy takes into account our long-term growth objectives, including our anticipated investments for organic growth, potential technology acquisitions or other strategic ventures and stockholders' desire for capital appreciation of their holdings. In addition, the covenants under MtronPTI’s credit facility effectively place certain limitations on its ability to make certain payments to its parent, including but not limited to payments of dividends and other distributions, which effectively could limit the Company’s ability to pay cash dividends to stockholders. No cash dividends have been paid to our stockholders since January 30, 1989, and none are expected to be paid for the foreseeable future.

Warrant Dividend

On October 27, 2020, our Board declared a dividend of warrants to purchase shares of our common stock to holders of record of our common stock as of November 9, 2020. Each holder of our common stock as of the record date received one warrant for each share of common stock owned. Five warrants will entitle their holder to purchase one share of our common stock at an exercise price of $12.50. The warrants are "modified European style warrants" and will be exercisable on the earlier of (i) their expiration date, November 16, 2025, and (ii) such date that the 30-day volume weighted average price per share, or VWAP, of our common stock is greater than or equal to $17.50. The warrants were issued on November 16, 2020. The Company did not receive any proceeds from the distribution of the warrants. Assuming that all warrants are exercised, the net proceeds from the exercise of the warrants will be approximately $13.0 million. The Company intends to use the net proceeds from the exercise of the warrants for general corporate purposes, which may include working capital, general and administrative expenses, capital expenditures and implementation of our strategic priorities. Pending the application of the net proceeds, we may invest the proceeds in short-term, interest bearing, investment-grade marketable securities or money market obligations.

Item 6.	Selected Financial Data.

You should read the following selected consolidated financial data together with ''Management's Discussion and Analysis of Financial Condition and Results of Operations'' and our consolidated financial statements and the related notes included elsewhere in this Report.

The selected consolidated statement of operations data for the years ended December 31, 2020 and 2019, and the selected consolidated balance sheet data as of December 31, 2020 and 2019, are derived from our audited financial statements included elsewhere in this Report. The selected consolidated statement of operations data for the years ended December 31, 2018, 2017 and 2016, and the selected consolidated balance sheet data as of December 31, 2018, 2017 and 2016, are derived from our audited financial statements not included in this Report. These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Our historical results may not be indicative of the operating results to be expected in any future period.

	Year ended December 31,
	(in thousands, except share and per share data)
	2020	2019	2018	2017	2016
Revenues	$31,162	$31,897	$24,870	$22,402	$20,891
Operating income (loss) (a)	1,415	3,439	1,430	276	(161)
Income (loss) before income taxes	1,304	3,909	1,570	219	(17)
Provision (benefit) for income taxes	336	(3,107)	165	102	(165)
Net income	$968	$7,016	$1,405	$117	$148
Weighted average number of shares used in the basic earnings per share calculation	5,173,430	4,883,923	4,748,609	2,929,641	2,665,043
Weighted average number of shares used in the diluted earnings per share calculation	5,216,859	4,977,595	4,875,031	3,035,104	2,665,730
Per share:
Basic net income per share	$0.19	$1.44	$0.30	$0.04	$0.06
Diluted net income per share	$0.19	$1.41	$0.29	$0.04	$0.06

	December 31,
	(in thousands)
	2020	2019	2018	2017	2016
Cash and cash equivalents	$18,331	$12,453	$15,508	$13,250	$2,778
Working capital	$30,384	$24,826	$24,633	$21,923	$10,135
Total assets	$43,455	$39,217	$30,075	$27,555	$16,646
Stockholders' equity (b)	$39,765	$34,893	$27,323	$24,928	$13,891
(a)

Operating income (loss) is defined as revenues less operating expenses, which excludes investment income, interest expense, gain on sale of land and equipment, insurance proceeds, other income and taxes and includes impairment charges. Includes $790,000 and $112,000 of non-cash stock-based compensation expense in 2020 and 2019, respectively.

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

Results of Operations

Factors Which May Influence Results of Operations

We are not aware of any material trends or uncertainties, other than national economic conditions affecting our industry generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on our revenues or income other than those listed in Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K. However, due to the COVID-19 pandemic in the U.S. and globally, our business and operations have been impacted and may be further impacted, as further discussed below.

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

As a result of the COVID-19 pandemic, the Company’s operations in India were closed on March 23, 2020 and resumed limited operations on May 7, 2020 with a reduced level of staffing. By the end of June 2020, the Company’s India facilities were fully staffed and operating at normal capacity. Despite the revenue decrease associated with the foregoing suspension of operations in India and other 2020 COVID-19 impacts on our business, the Company does not anticipate COVID-19 having a significant impact on the Company’s future results. However, the ultimate effect on our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, the success of actions taken to contain or treat COVID-19 including the widespread availability and use of effective vaccines, and reactions by consumers, companies, governmental entities and capital markets.

In accordance with the Department of Defense (“DoD”) guidance issued in March 2020 designating the Defense Industrial Base as a critical infrastructure workforce, our U.S. production facilities have continued to operate in support of essential products and services required to meet national security commitments to the U.S. Government and the U.S. military; however, facility closures or work slowdowns or temporary stoppages have occurred and could occur in the future. In addition, other countries have different practices and policies that can affect our international operations and the operations of our suppliers and customers. In some cases, our facilities are not operating under full staffing as a result of COVID-19. Customer visits and representative training are being impacted by travel restrictions as a result of COVID-19, which could delay new design wins and future business with our customers.

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

An extended period of global supply chain disruption caused by the response to COVID-19 could impact our ability to perform on our contracts. To date, we have identified a number of suppliers that have potential delivery impacts due to COVID-19 and, if we are not able to continue to implement alternatives or other mitigations, contract deliveries could be adversely impacted.

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

Equity Investment in Unconsolidated Subsidiary

On November 6, 2019, the Company invested $3.35 million in the Sponsor of the SPAC. The SPAC is a publicly- traded company on the NYSE American under the ticker symbol “DFNS” which was formed for the purpose of effecting a business combination in the aerospace, defense and communications industries. The Sponsor holds 100% of the SPAC’s Class B common shares, which are restricted and non-tradable, and 5,200,000 private warrants. The Sponsor purchased the private warrants in a private placement that closed simultaneously with the consummation of the SPAC’s IPO. Each private warrant is exercisable to purchase one share of common stock of the SPAC at an exercise price of $11.50 per share. The Company’s investment in the Sponsor represents 62.2% of the Sponsor’s initial risk capital and a 43.57% interest in the Sponsor’s capital account after the SPAC IPO.

The SPAC IPO closed on November 12, 2019; proceeds from the SPAC IPO totaled $172.5 million. If the SPAC does not complete a business combination within 24 months from the closing of the SPAC IPO, the proceeds from the sale of the private warrants will be used to fund the redemption of the shares sold in the SPAC IPO (subject to the requirements of applicable law), and the private warrants will expire worthless. The Sponsor holds 20% of the total common shares (Class A and Class B) in the SPAC along with the 5,200,000 private warrants.

The Sponsor is managed by LGL Systems Nevada Management Partners LLC (“Nevada GP”), an affiliated entity deemed to be under the significant influence of Marc Gabelli, the Company’s Chairman of the Board. The Company has determined that it is not the primary beneficiary of the Sponsor, as Nevada GP has the power to direct the activities of the Sponsor that most significantly impact the Sponsor’s economic performance through an operating agreement. The Company, therefore, accounts for the Sponsor under the equity method of accounting. For the years ended December 31, 2020 and 2019, the Company recognized a loss on equity investment in unconsolidated subsidiary of $262,000 and $16,000, respectively.

See Note Q – Subsequent Event in the Notes to Consolidated Financial Statements.

2020 Compared to 2019

Consolidated Revenues, Gross Margin and Backlog

Revenue was impacted by a decline in the avionics market related to reduced demand associated with the COVID pandemic. The decline was largely offset by increased sales in our defense/military and aerospace markets.  Margins declined due to a period shutdown in the Company’s India operations and our requirement to maintain redundant production capability. Reduced backlog reflects lower bookings in 2020 largely from the avionics market rapid decline and other related COVID pandemic issues.

Total revenues were $31,162,000, a decrease of $735,000, or 2.3%, from $31,897,000 in 2019. The lower revenue reflects the decline in the avionics market and other related COVID pandemic issues. Sales growth was slowed by a period shutdown of production in our India facilities, which is part of our supply chain, and its subsequent phased reopening. Our facilities in India remain subject to closures based on local market regulations due to the continuing COVID-19 pandemic, though we continue to operate these facilities to ensure customer deliveries. Total revenue benefited from improvements in sales within our defense/military and aerospace markets.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales as a percentage of revenues, decreased to 35.1% compared to 39.2% for the prior year. Gross margins were impacted by the product mix shift away from avionics, and from the COVID shutdown of India requiring onshoring of production to U.S. factories, resulting in increased production costs. As LGL is an essential business, we maintained our production and operations, to support our customer requirements, incurring additional costs to preserve manufacturing capabilities.

As of December 31, 2020, our order backlog was $19,801,000, a decrease of 9.4% compared to $21,857,000 as of December 31, 2019. The reduced backlog reflects lower bookings in 2020 largely from the avionics market decline related to the COVID-19 pandemic. The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent, which we have determined are firm orders likely to be fulfilled primarily in the next 12 months.

Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any. We expect to fill substantially all of our order backlog as of December 31, 2020 in 2021, but cannot provide assurances as to what portion of the order backlog will be fulfilled in a given year.

Operating Income

Operating income of $1,415,000 declined by $2,024,000 from the year ended December 31, 2019 operating income of $3,439,000. The decline was due to the reduction in revenue and gross margin noted above as well a $678,000 increase in non-cash stock-based compensation costs, partly offset by a reduction in administrative costs. Engineering, selling and administrative expenses were 30.5% of revenue for the year ended December 31, 2020, compared to 28.4% of revenue for the year ended December 31, 2019.

Interest (Expense) Income, Net

Interest (expense) income, net, showed expense of $11,000 compared to income of $2,000 for the year ended December 31, 2019.

Other Income, Net

For the years ended December 31, 2020 and 2019, other income, net was $162,000 and $484,000, respectively, a decrease of $322,000 in the current year. This decline resulted principally from the income on our investment portfolio.

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

In assessing the realizability of deferred tax assets, in accordance with the provisions of Accounting Standards Codification 740, Income Taxes (“ASC 740”), we consider whether it is more likely than not that some portion or all of our deferred tax assets will or will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Based upon the weighting of positive and negative evidence, the Company has determined the results of future operations will generate sufficient taxable income that it is more likely than not that deferred tax assets of $3,052,000 at December 31, 2020 will be utilized in the foreseeable future. At December 31, 2020, the Company’s remaining valuation allowance was $379,000, consisting primarily of tax credits expiring between 2021 and 2025. Should a change in circumstances lead to a change in judgment about the ability to realize deferred tax assets in future years, the Company will adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.

We recorded an income tax (benefit) provision for the years ended December 31, 2020 and 2019 of $336,000 and $(3,107,000), respectively. The change in our income tax (benefit) provision from the prior year was primarily due to the $3,344,000 reversal of the valuation allowance in 2019, offset by the impact of income taxes on our income.

Net Income

Net income was $968,000 compared to $7,016,000 for the year ended December 31, 2019. The decrease was largely due to the tax benefit from the valuation allowance reversal in 2019 ($3.3 million). The remaining decline of $2.7 million reflected the lower revenue and margins and higher costs discussed above. Basic net income per share for the years ended December 31, 2020 and 2019 was $0.19 and $1.44, respectively. Diluted net income per share for the years ended December 31, 2020 and 2019 was $0.19 and $1.41, respectively.

Liquidity and Capital Resources

As of December 31, 2020 and 2019, cash and cash equivalents were $18,331,000 and $12,453,000, respectively. The $3,192,000 of cash provided from operating activities together with the $3,254,000 from sales of securities under our ATM Offering largely contributed to the increase in cash and cash equivalents.

Cash provided by operating activities was $3,192,000 and $2,666,000 for the years ended December 31, 2020 and 2019, respectively. The $526,000 increase was primarily due to favorable changes in accounts receivable and inventory levels of $3,660,000 (including the discontinuance of certain consignment inventory offerings to our customers) and deferred taxes of $3,435,000, partly offset by the Company’s year over year decrease in net income of $6,048,000.

Cash used in investing activities for the years ended December 31, 2020 and 2019 was $428,000 and $6,163,000, respectively. In 2020, we made capital expenditures of $407,000 and purchased marketable securities of $21,000. In 2019, we invested $3,350,000 in an unconsolidated subsidiary, made net marketable security purchases of $1,650,000 and spend $1,163,000 on capital improvements. Capital expenditures in 2020 and 2019 were primarily for the purchase of production equipment and facility improvements.

Cash provided by financing activities for the years ended December 31, 2020 and 2019 was $3,114,000 and $442,000, respectively. In 2020, this reflects the Company’s first quarter sale of securities under its ATM Offering of $3,254,000, costs related to the issuance of common stock warrants of $202,000 and proceeds from stock options exercised of $62,000. In 2019, the Company received $442,000 from proceeds of stock options exercised.

As of December 31, 2020, our consolidated working capital was $30,384,000, compared to $24,826,000 as of December 31, 2019. As of December 31, 2020, we had current assets of $33,781,000, current liabilities of $3,397,000 and a ratio of current assets to current liabilities of 9.94 to 1.00. As of December 31, 2019, we had current assets of $28,910,000, current liabilities of $4,084,000 and a ratio of current assets to current liabilities of 7.08 to 1.00. Management continues to focus on efficiently managing working capital requirements to match operating activity levels and will seek to deploy the Company’s working capital where it will generate the greatest returns.

We believe that existing cash and cash equivalents, marketable securities and cash generated from operations and availability under our revolving credit agreement will provide sufficient liquidity to meet our ongoing working capital and capital expenditure requirements for the next 12 months from the date of this filing. However, we are continuing to monitor the COVID-19 impacts on our customers and suppliers, as well as our industry as a whole.

See Note H – Revolving Credit Agreement and Note J – Stockholders’ Equity in the Notes to Consolidated Financial Statements for details of the Revolving Credit Agreement and the ATM Offering.

Our Board has adhered to a practice of not paying cash dividends. This policy takes into account our long-term growth objectives, including our anticipated investments for organic growth, potential acquisitions or other strategic ventures and stockholders' desire for capital appreciation of their holdings. No cash dividends have been paid to the Company's stockholders since January 30, 1989, and none are expected to be paid for the foreseeable future.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note B - Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements. The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the carrying value of inventories, the likelihood of collecting outstanding accounts receivable, value of stock-based compensation, and the provision for income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the past, actual results have not been materially different from our estimates. However, results may differ from these estimates under different assumptions or conditions.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

See the financial statements included at the end of this Report beginning on page 38.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2020 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2020, were effective.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2020 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, our management has concluded that our internal controls over financial reporting were effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

The following table sets forth information regarding our directors as of December 31, 2020, including their business experience for the past five years (and, in some instances, for prior years) and their specific experience, qualifications, attributes or skills that led to the conclusion that they should serve as directors.

Name	Age	Director Since	Offices and Positions Held With the Company, Business Experience and Principal Occupation for the Last Five Years, and Directorships in Public Corporations and Investment Companies
Marc J. Gabelli	53	2004

Non-Executive Chairman of the Board, The LGL Group, Inc. (December 2017 to present, and September 2004 to April 2016); Chairman and Chief Executive Officer, LGL Systems Acquisition Corp. (NYSE: DFNS) (September 2019 to present), and has served as a Director of LGL Systems Acquisition Corp. since its inception in early 2019; Chairman of Gabelli Merger Plus Trust since July 2017; Director of GAMCO Investors, Inc. from November 2014 to May 2016; Director and President of Associated Capital Group (October 2015 to May 2016); Managing Partner, Horizon Research (January 2013 to present), an investment management and research services provider; Chief Executive Officer, Gabelli Securities International Ltd. (1994 to present), a global alternative asset management platform and merchant advisor; President and Managing Partner, GGCP, Inc. (1999 to present), a private corporation that makes investments for its own account; Managing Member, Commonwealth Management Partners LLC (2008 to present); and Director and Managing Partner, GAMA Funds Holdings GmbH (2009 to present). Mr. Gabelli brings to the Board his extensive knowledge of the Company's business and industry due to his longstanding service on the Board, as well as his financial expertise and leadership experience as an executive of various investment firms.

Timothy Foufas	52	2007

Mr. Foufas has served as Vice President and Chief Operating Officer, LGL Systems Acquisition Corp. (NYSE: DFNS) since September 2019; Managing Partner, Plato Foufas & Co. LLC (2005 to present), a financial services company; Chief Executive Officer of LGL Systems Acquisition Corp. from inception to September 2019; President, Levalon Properties LLC (2007 to 2018), a real estate property management company; Senior Vice President, Bayshore Management Co. LLC (2005 to 2006), a real estate property management company; Director of Investments, Liam Ventures Inc. (2000 to 2005), a private equity investment firm; and Director, ICTC Group, Inc. (2010 to 2013), a rural local exchange carrier headquartered in Nome, ND. Mr. Foufas brings to the Board his management skills and expertise in financial, investment and real estate matters.

Donald H. Hunter	64	2013

Principal, Donald Hunter LLC (April 2007 to present), a consulting practice based in Wellesley, MA; since February 2018, Mr. Hunter is a director and Chairman of the Audit Committee of KushCo Holdings, Inc. (OTCQX: KSHB), a packaging and supply company serving the regulated cannabis industry; Mr. Hunter was Chief Operating Officer and Chief Financial Officer for Harbor Global Company Limited (October 2000 to December 2006), a public company that owned and operated international investment management and natural resources subsidiaries; Chief Operating Officer, Pioneer Global Investments, a Division of the Pioneer Group, Inc. (August 1998 to October 2000), a company that provided investment management services and owned several natural resources investments; and Manager of International Finance, the Pioneer Group, Inc. (January 1991 to August 1998), with financial responsibility for international strategic start-ups. Mr. Hunter served as a director of Juniper Pharmaceuticals, Inc. (February 2014 to March 2016), a specialty pharmaceuticals company (NASDAQ: JNP), where he served as Chairman of the Audit Committee; LICT Corporation (June 2014 to May 2016), an integrated provider of broadband and voice services (OTC PK: LICT); and the Pioneer First Polish Trust Fund, where he served as Audit Committee Chairman for the first mutual fund in Poland. Mr. Hunter brings to the Board financial, operating, governance, international and mergers and acquisition experience.

Manjit Kalha	45	2011

Mr. Kalha has served as an Executive Vice President (Finance) at PMV Consumer Acquisition Corp, Inc. (NYSE: PMVC) (September 2020 to present); Managing Partner, Horizon Research (August 2012 to present), a firm that provides investment management and research services; Chief Executive Officer, Horizon AMC (June 2008 to present), a firm that provides investment management and consulting services; Chief Executive Officer and Director, Jeet Associates Private Limited (December 2006 to present), a consulting firm based in New Delhi that provides business strategy, finance, and taxation advisory services. Mr. Kalha began his career at Arthur Andersen’s New Delhi office. Mr. Kalha brings to the Board his experience in management and manufacturing operations, and an extensive knowledge of global financial markets.

Ivan Arteaga	52	2019	Mr. Arteaga’s biographical information can be found under the section for Executive Officers below.
Bel Lazar	59	2019

Mr. Lazar is currently Chief Operations Officer and member of the Board of Directors at Efficient Power Conversion, a leading provider of gallium nitride (GaN)-based power management technology (April 2015 to present); and Chief Executive Officer of EPC Space LLC, a high reliability wide-gap power management technology company, and was previously President and CEO of API Technologies Corp., formerly a NASDAQ listed company. Mr. Lazar brings to the Board his experience in management and aerospace manufacturing operations within our industry, and significant mergers and acquisition experience.

Michael J. Ferrantino	49	2019

Mr. Ferrantino currently holds the position of Chief Executive Officer for Interex, Inc. and is on the board of Gabelli Equity Trust, Inc. and Gabelli Utility Trust. Mr. Ferrantino currently serves as director, LGL Systems Acquisition Corp (NYSE: DFNS) (September 2019 to present); Mr. Ferrantino was previously Chief Executive Officer & Director at Valpey-Fisher Corp. Mr. Ferrantino received an undergraduate degree from Rensselaer Polytechnic Institute and an MBA from Loyola University Maryland. Mr. Ferrantino is the son of our former Chief Executive Officer, Michael J. Ferrantino, Sr., who resigned effective December 31, 2019, and brings to the Board his strong experience in management and manufacturing operations.

Robert “Rob” LaPenta	51	2020

Mr. LaPenta has served as Executive Vice President and Chief Financial Officer of LGL Systems Acquisition Corp. (NYSE: DFNS) since September 2019. Mr. LaPenta began his career as a Senior Associate at Coopers & Lybrand as a CPA responsible for managing audits, consulting, M&A due diligence and special project engagements for multiple clients in various industries. Mr. LaPenta was Managing Director and Co-head of Equity Trading at Bank of America Securities, LLC where he managed the firm’s equity capital commitment, proprietary trading, secondary offerings and risk management within cash trading. In 2007, Mr. LaPenta joined L-1 Identity Solutions, Inc. as Vice President of Mergers and Acquisitions and Corporate Strategy. Following the sale of L-1 to Safran and BAE Systems, Mr. LaPenta became a Partner of Aston Capital, an alternative asset management firm of the LaPenta family office, and co-founded the Boundary Group, an investment firm focused on private investments in the aerospace, defense and intelligence markets. Mr. LaPenta has previously served on the Board of Directors at AFIX Technologies and The Radiant Group and served on the Board and as the Audit Committee Chairman for TherapeuticsMD (TXMD: Nasdaq), a Board observer for Amergint Technologies and an Audit Committee member for St. David’s School New York City. Mr. LaPenta brings to the Board considerable experience in the aerospace and defense industry, mergers and acquisitions and global financial markets.

John Mega	67	2020

Mr. Mega has served as President of LGL Systems Acquisition Corp. (NYSE: DFNS) since September 2019. Mr. Mega was an original founding member of L3, which merged with Harris Technologies and is now L3Harris Technologies, Inc. (NYSE: LHX). Mr. Mega built and managed several divisions at L3 since its formation in 1997 after spinning off from Lockheed Martin. Prior to his retirement in 2018, he was a corporate Senior Vice President and President of L3’s Communication Systems, one of the four L3 major business segments. Earlier in his career, he had been President of L3’s Microwave Group, President of Narda Microwave, President of Logimetrics Inc., Chief Financial Officer and Vice President of at Lockheed Martin Corp’s Tactical Defense Systems, Group Controller at Loral Corp and a principal at Raytheon Company (RTN: NYSE). Mr. Mega brings to the Board his considerable experience in management and manufacturing operations within our industry.

Executive Officers

The following table sets forth information regarding our executive officers as of December 31, 2020, including their business experience for the past five years and prior years.

Name	Age	Offices and Positions Held with the Company, Business Experience and Principal Occupation for the Last Five Years
Ivan Arteaga	52

Interim Chief Executive Officer, The LGL Group, Inc. (January 2020 to present). Mr. Arteaga is the Managing Member and Chief Investment Officer of Arteaga Capital Management, LLC (2006 to present), an investment manager to alternative global investment funds and provider of equity research services; Portfolio Manager, Arteaga Global Partners, LP (2007 to present), a global equity investment partnership; Managing Member, Arteaga Investment Management Group, LLC (2008 to present), a registered investment advisor; Director, Brick Skirt Holdings, Inc. (2014 to present), owner of a rural local exchange carrier - DFT Communications - headquartered in Fredonia, NY. He was formerly Portfolio Manager, GAMCO Investors, Inc. (1994 to 2006), managing various funds and accounts with mandates including global and telecommunications; Vice President, Equity Research, Telecommunications Leader, Gabelli & Company, Inc., a provider of institutional research and brokerage services (1992 to 2002); Senior Associate, KPMG Inc., a global CPA, audit, and consulting firm. Mr. Arteaga brings to the Board and executive team his extensive financial and investment experience, his knowledge of global financial markets, and his knowledge and experience as an analyst and investor in the communications and satellite industry.

James W. Tivy	53

Chief Financial Officer, The LGL Group, Inc. (January 2018 to present); SVP, Finance for INTL FCStone Securities Inc. (November 2012 to January 2017); Group Controller, INTL FCStone Inc. (January 2008 to November 2012).

Joan Atkinson Nano	65

Chief Accounting Officer, The LGL Group, Inc. (June 2020 to present); Chief Financial Officer of Revolution Lighting Technologies, Inc., formerly a NASDAQ listed company (June 2019 to September 2020). Mrs. Nano has served as Managing Director for Finance Solutions, LLC, a financial consulting firm, since 2008. As a financial consultant, she led initiatives on SEC reporting matters, acquisition analysis, cost savings, cash flow improvement, ERP implementation and tax matters for clients including Apollo Global Management (NYSE: APO), Catalyst Capital Group and Tronox Limited (NYSE: TROX). From 2001 to 2008, Mrs. Nano served as Vice President, Controller and Chief Accounting Officer of Crane Co. (NYSE: CR), a diversified manufacturer of highly engineered industrial products for various markets including aerospace and defense, where she led all of the business unit finance teams as well as corporate financial planning and analysis, accounting and financial reporting. Prior to Crane Co., Joan held positions at GE Capital Corporation and Pitney Bowes. Joan is a Certified Public Accountant, holds a BS degree from Sacred Heart University-Jack Welsh College of Business & Technology, graduating cum laude, and completed executive training at the Wharton School.

Linda Biles	59	Vice-President, Controller, The LGL Group, Inc. (June 2020 to present); Vice-President and Controller for MtronPTI (2007 to present).
Patrick Huvane	52

Senior Vice-President, Business Development, The LGL Group, Inc. (June 2020 to present); Vice President, Finance and Accounting, LGL Systems Acquisition Corp. (NYSE: DFNS) (September 2019 to present); Chief Financial Officer of Teton Advisors, Inc. (OTC: TETAA) since 2019. Mr. Huvane was Vice President, Finance of Standard Diversified Inc. (NYSE American: SDI) from December 2018 to April 2019. From November 2007 to December 2018, Mr. Huvane was employed by Tiptree Inc. (NASD: TIPT) as Chief Accounting Officer.

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

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth information with respect to compensation earned by the named executive officers:

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards (1) ($)		Option Awards (1) ($)	All Other Compensation ($)		Total ($)
Ivan Arteaga	2020	56,215	(2)	—	405,450	(3)	—	2,740	(4)	464,405
Interim Chief Executive
Officer
James W. Tivy	2020	96,000		—	—		—	—		96,000
Chief Financial Officer	2019	96,000		—	—		—	1,377	(5)	97,377

Linda Biles	2020	130,160		52,000	120,000	(6)	—	7,035	(4)	309,195
Vice President, Controller	2019	123,427		45,000	—		—	5,780	(4)	174,207

(1)

Reflects the aggregate grant date fair value of stock awards or option awards granted in the applicable year, computed in accordance with Financial Accounting Standards Board Standards Codification Topic 718. For a discussion of the assumptions and methodologies used to calculate these amounts, please see Note K – Stock-Based Compensation in the Notes to Consolidated Financial Statements included in this Report.

(2)	Amount includes $9,507 in fees paid to Mr. Arteaga for his services as a director in 2020.
(3)	On March 26, 2020, the Company awarded Mr. Arteaga 45,000 restricted shares of common stock with a grant date fair value of $405,450.
(4)	Amounts include reimbursement of cell phone and taxable fringe benefits, as well as matching contributions made by the Company to the individual's 401(k) Plan.
(5)	Amounts include reimbursement of travel expenses paid to consultant.
(6)	On December 29, 2020, the Company awarded Ms. Biles 10,762 restricted shares of common stock with a grant date fair value of $120,000.

Employment Agreement

The Company entered into an employment agreement effective January 1, 2020 (the “Arteaga Agreement”) with Mr. Arteaga in connection with Mr. Arteaga’s appointment as Interim President and Chief Executive Officer for the Company. The Arteaga Agreement provides for compensation to Mr. Arteaga at an annual rate of $48,000 per year, a restricted stock award of 45,000 shares, and eligibility for an annual discretionary bonus. Per the terms of the Arteaga Agreement, Mr. Arteaga’s restricted stock award will be prorated based on his length of service as Interim Chief Executive Officer and vest over the initial vesting period of up to three years through January 1, 2024.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the information with respect to outstanding equity awards held by our named executive officers as of December 31, 2020.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock that Have Not Vested (#)	Market Value of Units of Stock that Have Not Vested ($)
Linda Biles (1) (2)	3,000	—	3.9	9/2/2021	10,762	134,955
Ivan Arteaga (3)	—	—	—	—	45,000	564,300

(1)

On September 2, 2016, the Company granted Ms. Biles options to purchase 3,000 shares of common stock under the Amended and Restated 2011 Incentive Plan with a grant date fair value of $2,684. These options were fully vested as of September 2, 2019 .

(2)

On December 29, 2020, the Company awarded Ms. Biles 10,762 restricted shares of common stock with a grant date fair value of $120,000. These shares vest as follows: 3,329 at December 29, 2021, 3,329 at December 31, 2022 and 4,104 at December 31, 2023.

(3)

On March 26, 2020, the Company awarded Mr. Arteaga 45,000 restricted shares of common stock with a grant date fair value of $405,450. These shares vest as follows: 15,000 at January 1, 2022, 15,000 at January 1, 2023 and 15,000 at January 1, 2024.

Non-Employee Director Compensation

The following table sets forth information with respect to compensation earned by or awarded to each non-employee director who served on the Board during the fiscal year ended December 31, 2020:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)		Total ($)
Marc J. Gabelli	17,500	182,247		199,747
Timothy Foufas	26,750	70,747		97,497
Donald H. Hunter	26,500	70,747		97,247
Manjit Kalha	29,000	49,517		78,517
Ivan Arteaga	9,507	—	(2)	9,507
Bel Lazar	33,257	54,022		87,279
Michael J. Ferrantino	16,750	54,022		70,772
John Mega	4,750	59,741		64,491
Robert LaPenta	4,750	59,741		64,491
(1)	These shares were granted under the Amended and Restated 2011 Incentive Plan.
(2)	On March 26, 2020, in connection with his role as LGL’s Interim Chief Executive Officer, Mr. Arteaga was awarded 45,000 restricted shares of LGL common stock with a grant date fair value of $405,450.

In 2020, our directors also received the following in addition to the equity awards granted as part of their base compensation: (i) their annual base cash compensation of $10,000; (ii) $750 for attendance at each meeting of the Board held telephonically and (iii) the Audit Committee Chairman received a $2,000 annual cash retainer, and the Nominating Committee Chairman and Compensation Committee Chairman each received a $1,000 annual cash retainer.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the number of shares of our common stock beneficially owned on March 16, 2021, by:

•	Each person who is known to us to beneficially own more than 5% of our common stock;
•	Each of our directors, nominees and named executive officers; and
•	All of our directors and executive officers, as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of a security, or investment power, which includes the power to dispose of or to direct the disposition of a security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except as otherwise indicated in the footnotes below, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock.

Except as otherwise set forth below, the address of each of the persons listed below is: The LGL Group, Inc., 2525 Shader Road, Orlando, Florida 32804.

	Common Stock Beneficially Owned (1)
Name and Address of Beneficial Owner	Shares		%
5% Stockholders:
Mario J. Gabelli	1,042,612	(2)	19.6
Renaissance Technologies, LLC	303,154	(3)	5.7
Directors and Named Executive Officers:
Marc J. Gabelli	843,616	(4)	15.8
Ivan Arteaga	45,000	(5)	*
Timothy Foufas	37,275		*
Donald H. Hunter	25,248		*
Manjit Kalha	38,710	(6)	*
Linda Biles	17,711	(7)	*
James W. Tivy	3,000		*
Bel Lazar	6,973		*
Michael Ferrantino	5,875		*
John Mega	5,358		*
Robert LaPenta	5,358		*
All executive officers and directors as a group (13 persons)	1,034,124	(8)	19.4
*	Less than 1% of outstanding shares.
(1)

The applicable percentage of ownership for each beneficial owner is based on 5,327,966 shares of common stock outstanding as of March 16, 2021. Shares of common stock issuable upon exercise of options, warrants or other rights beneficially owned that are exercisable within 60 days are deemed outstanding for the purpose of computing the percentage ownership of the person holding such securities and rights and all executive officers and directors as a group.

(2)

Includes (i) 500,675 shares of common stock owned directly by Mario J. Gabelli; (ii) 476,937 shares owned by GGCP Inc., of which Mario J. Gabelli is the chief executive officer, a director and controlling shareholder; (iii) 64,500 shares held by the Gabelli Foundation, Inc. and (iv) 500 shares owned by GAMCO Asset Management, Inc. Mario J. Gabelli disclaims beneficial ownership of the shares owned by GGCP Inc, except to the extent of his pecuniary interest therein. Mario J. Gabelli's business address is 401 Theodore Fremd Avenue, Rye, New York 10580-1430. This disclosure is based solely on information in a Form 4 filed by Mario J. Gabelli with the SEC on November 18, 2020.

(3)

Based on the Schedule 13G filed with the SEC on February 10, 2021 jointly by Renaissance Technologies LLC (“RTC”) and Renaissance Technologies Holding Corporation (“RTHC”), each of RTC and RTHC has sole voting power over 254,859 shares of the Company’s common stock and sole dispositive power over 303,154 shares of the Company’s common stock. RTHC is deemed to be the beneficial owner of the shares beneficially owned by RTC because of RTHC’s majority ownership of RTC. The principal business address of each of RTC and RTHC is 800 Third Avenue, New York, New York 10022.

(4)

Includes (i) 79,313 shares of common stock owned directly by Marc J. Gabelli; and (ii) 764,303 shares held by Venator Merchant Fund, L.P. ("Venator Fund"). Venator Global, LLC ("Venator Global"), which is the sole general partner of Venator Fund, may be deemed to beneficially own the securities owned by Venator Fund. Marc J. Gabelli, who is the President and Sole Member of Venator Global, may be deemed to beneficially own the securities owned by Venator Fund. Marc J. Gabelli disclaims beneficial ownership of the securities owned by Venator Fund, except to the extent of his pecuniary interest therein.

(5)	Represents 45,000 shares of unvested restricted stock.
(6)	Includes 22,623 shares issuable upon the exercise of options.
(7)	Includes 3,000 shares issuable upon the exercise of options and 10,762 shares of unvested restricted stock.
(8)	Includes 982,878 shares of common stock and 25,623 shares issuable upon the exercise of options.

Equity Compensation Plan Information

The following table provides information as of December 31, 2020 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders (1)	58,050	$8.55	290,091
Equity compensation plans not approved by security holders	—	—	—
Total	58,050	$8.55	290,091
(1)

The Amended and Restated 2011 Incentive Plan was approved by our stockholders on June 16, 2016. 750,000 shares of common stock are authorized for issuance under the Amended and Restated 2011 Incentive Plan. Options to purchase 58,050 shares of common stock and 55,762 restricted stock awards issued under the Amended and Restated 2011 Incentive Plan were outstanding as of December 31, 2020.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons, Promoters and Certain Control Persons

Certain cash equivalents and marketable securities held and invested in various mutual funds are managed by a related entity (the "Fund Manager"), which is related through Marc Gabelli, a member of the Board who is also a 10% stockholder and currently serves as an executive officer of the Fund Manager. As of December 31, 2020 and 2019, the balance with the Fund Manager totaled $19,063,000 and $14,536,000, respectively. Fund management fees earned by the Fund Manager are anticipated to average less than 0.35% of the asset balances under management on an annual basis. The brokerage and fund transactions in 2020 and 2019 were directed solely at the discretion of the Company’s management.

Marc Gabelli serves as Chairman and Chief Executive Officer of the SPAC and is the initial managing member of Nevada GP, the manager of the Sponsor. Timothy Foufas, a member of the Board, is also a member and investor of the Sponsor and Chief Operating Officer of the SPAC and is a member of Nevada GP. Robert LaPenta, a member of the Board, is also a member and investor of the Sponsor, Co-Chief Executive Officer, Executive Vice President and Chief Financial Officer of the SPAC and is a member of Nevada GP. John Mega, a member of the Board, is also a member and investor of the Sponsor and the President of the SPAC. Patrick Huvane, the Company’s Senior Vice President of Business Development, is a member of both the Company’s and the SPAC’s management team and an investor in the Sponsor. Michael J. Ferrantino, a member of the Board, is also a member and investor of the Sponsor and a board member for the SPAC. Under separate arrangement, these people may be eligible to receive incentive compensation should the SPAC complete a successful acquisition.

All transactions between us and any of our officers, directors, director nominees, principal stockholders or their immediate family members are to be approved by the Audit Committee and are to be on terms no less favorable to us than we could obtain from unaffiliated third parties. Such policy and procedures are set forth in a resolution of the Board.

Director Independence

As required under NYSE American rules, a majority of the members of a listed company's board of directors must qualify as "independent," as affirmatively determined by such board of directors. The Board has determined that Messrs. Foufas, Hunter, Kalha, Lazar, LaPenta and Mega are independent within the meaning of NYSE American rules.

Item 14.	Principal Accounting Fees and Services Fees Billed During Fiscal 2020 and 2019

Audit Fees

Aggregate audit fees for the years ended December 31, 2020 and 2019, were $238,395 and $262,630, respectively, and include fees billed by RSM US LLP ("RSM") as the Company's independent registered public accounting firm for the years ended December 31, 2020 and 2019. Audit fees include services relating to auditing the Company's annual financial statements, reviewing the Company's financial statements included in the Company's quarterly reports on Form 10-Q and annual report on Form 10-K.

Audit-Related Fees

During 2020, RSM rendered audit-related services in connection with the company's registration statement on Form S-1 (Registration No. 333-249639) relating to a dividend of warrants to purchase shares of the Company’s common stock and charged fees of $26,500 during the year ended December 31, 2020 for these services.

During 2019, RSM rendered audit-related services in connection with the Company’s registration statement on Form S-3 (Registration No. 333-235767) for the Company’s securities offering and charged fees of $37,800 during the year ended December 31, 2019 for these services.

Tax Fees

During the years ended December 31, 2020 and December 31, 2019, RSM rendered tax services in connection with the Company’s required federal and state income tax reporting. Total fees charged during the years ended December 31, 2020 and December 31, 2019 totaled $40,425 and $64,433, respectively. These non-audit tax preparation services performed by RSM were pre-approved by the Company’s Audit Committee.

All Other Fees

RSM did not render any other services during the years ended December 31, 2020 and 2019.

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

4.3	Form of Indenture (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (Registration No. 333-235767) filed with the SEC on December 31, 2019).
4.4	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.*

Exhibit No.	Description

4.5

Form of Warrant Certificate (incorporated by reference Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-249639) filed with the SEC on November 2, 2020).

4.6

Form of Warrant Agreement, by and among the Company, Computershare Inc., and Computershare Trust Company, N.A. (incorporated by reference Exhibit 4.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-249639) filed with the SEC on November 2, 2020).

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

Exhibit No.	Description

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

10.17	Open Market Sale Agreement between the Company and Jeffries LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2020).

10.18	Employment Agreement between the Company and Ivan Arteaga (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2020).+

10.19	Promissory Note, Piezo Technology Inc., dated April 15, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2020).

10.20	Promissory Note, MTron Industries Inc., dated April 15, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2020).

10.21	Promissory Note, Precise Time and Frequency LLC, dated April 15, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2020).

10.22

Loan Agreement by and among M-tron Industries, Inc., Piezo Technology, Inc. and Synovus Bank, dated May 12, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2020).

10.23	Promissory Note in favor of Synovus Bank, dated May 12, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2020).

10.24

Security Agreement by and among M-tron Industries, Inc., Piezo Technology, Inc. and Synovus Bank, dated May 12, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2020).

10.25	Independent Contractor Agreement between the Company and Joan Atkinson Nano (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2020).+

21.1	Subsidiaries of The LGL Group, Inc.*

23.1	Consent of Independent Registered Public Accounting Firm – RSM US LLP.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

Exhibit No.	Description

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

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

THE LGL GROUP, INC.

March 29, 2021	By:	/s/ Ivan Arteaga
Ivan Arteaga
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	CAPACITY	DATE

/s/ Ivan Arteaga	President, Chief Executive Officer and Director	March 29, 2021
IVAN ARTEAGA	(Principal Executive Officer)

/s/ James W. Tivy	Chief Financial Officer	March 29, 2021
JAMES W. TIVY	(Principal Financial Officer)

/s/ Joan Atkinson Nano	Chief Accounting Officer	March 29, 2021
JOAN ATKINSON NANO	(Principal Accounting Officer)

Director
MARC J. GABELLI

/s/ Timothy Foufas	Director	March 29, 2021
TIMOTHY FOUFAS

/s/ Donald H. Hunter	Director	March 29, 2021
DONALD H. HUNTER

/s/ Manjit Kalha	Director	March 29, 2021
MANJIT KALHA

/s/ Bel Lazar	Director	March 29, 2021
BEL LAZAR

/s/ Michael J. Ferrantino	Director	March 29, 2021
MICHAEL J. FERRANTINO

/s/ John Mega	Director	March 29, 2021
JOHN MEGA

/s/ Robert LaPenta	Director	March 29, 2021
ROBERT LAPENTA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of The LGL Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The LGL Group, Inc. and its subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involves our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory Valuation Reserve

As described in Notes B and F to the financial statements, the Company’s net inventory balance of approximately $5.3 million included a reserve for obsolete and excess inventory of approximately $1.2 million at December 31, 2020. The Company maintains a reserve for inventory based on estimated losses that result from inventory that becomes obsolete or for which the Company has excess inventory levels. In determining this estimate, the Company performs an analysis on current demand and usage for each inventory item over historical time periods. Based on that analysis, the Company reserves a percentage of the inventory amount within each time period based on historical demand and usage patterns of specific items in inventory.

We identified the reserve for obsolete and excess inventory as a critical audit matter because auditing management’s assumptions used in the estimate for obsolete and excess inventory involved a high degree of auditor judgement and increased audit effort, including the use of information technology professionals.

Our audit procedures related to the Company’s reserve for obsolete and excess inventory included the following, among others:

•	We tested the accuracy and completeness of the underlying data used in management’s estimates of the inventory reserve, including reports related to the relevant inventory demand and historical usage.

•	Evaluated the reasonableness of the significant assumptions used by management including forecasts of projected future demand by evaluating historical product usage.

•	Developed an independent expectation of the expected inventory reserve at year-end based upon a trend analysis of historical product usage and compared it to management’s estimate.

•	We utilized an internal information technology professional to verify the underlying logic data of the report used by management to produce usage data.

•	Tested the mathematical accuracy of management’s inventory reserve calculation and the reports used by managements as inputs in the calculation.

/s/ RSM US LLP

We have served as the Company’s auditor since 2011.

Orlando, Florida

March 29, 2021

THE LGL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except per Share Amounts)

	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$18,331	$12,453
Marketable securities	5,791	5,631
Accounts receivable, net of allowances of $189 and $109, respectively	4,122	4,445
Inventories, net	5,280	6,016
Prepaid expenses and other current assets	257	365
Total Current Assets	33,781	28,910
Property, Plant and Equipment
Land	536	536
Buildings and improvements	4,810	4,651
Machinery and equipment	17,775	17,527
Gross property, plant and equipment	23,121	22,714
Less: accumulated depreciation	(20,336)	(19,883)
Net property, plant and equipment	2,785	2,831
Right-of-use lease asset	422	331
Equity investment in unconsolidated subsidiary	3,072	3,334
Intangible assets, net	327	402
Deferred income taxes, net	3,052	3,307
Other assets	16	102
Total Assets	$43,455	$39,217
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,265	$1,865
Accrued compensation and commissions expense	1,324	1,832
Other accrued expenses	808	387
Total Current Liabilities	3,397	4,084
Long-term lease liability	293	240
Total Liabilities	3,690	4,324
Contingencies (Note N)
Stockholders' Equity
Common stock, $0.01 par value - 10,000,000 shares authorized; 5,409,550 shares issued and 5,272,204 shares outstanding at December 31, 2020, and 5,014,647 shares issued and 4,933,063 shares outstanding at December 31, 2019	53	50
Additional paid-in capital	45,477	41,576
Accumulated deficit	(5,185)	(6,153)
Treasury stock, 81,584 shares held in treasury at cost at December 31, 2020 and 2019	(580)	(580)
Total Stockholders' Equity	39,765	34,893
Total Liabilities and Stockholders' Equity	$43,455	$39,217

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2020	2019
REVENUES	$31,162	$31,897
Costs and expenses:
Manufacturing cost of sales	20,233	19,381
Engineering, selling and administrative	9,514	9,077
OPERATING INCOME	1,415	3,439
Other (Expense) Income:
Interest (expense) income, net	(11)	2
Loss on equity investment in unconsolidated subsidiary	(262)	(16)
Other income, net	162	484
Total other (expense) income, net	(111)	470
INCOME BEFORE INCOME TAXES	1,304	3,909
Income tax provision (benefit)	336	(3,107)
NET INCOME	$968	$7,016
Basic per share information:
Weighted average number of shares used in basic earnings per share calculation	5,173,430	4,883,923
Basic net income per share	$0.19	$1.44
Diluted per share information:
Weighted average number of shares used in diluted earnings per share calculation	5,216,859	4,977,595
Diluted net income per share	$0.19	$1.41

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in Thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
Balance at December 31, 2018	4,831,178	$49	$41,023	$(13,169)	$(580)	$27,323
Net income	—	—	—	7,016	—	7,016
Exercise of stock options	96,748	1	441	—	—	442
Repurchase of shares exercised	(734)	—	—	—	—	—
Stock-based compensation	5,871	—	112	—	—	112
Balance at December 31, 2019	4,933,063	50	41,576	(6,153)	(580)	34,893
Net income	—	—	—	968	—	968
Exercise of stock options	20,329	—	85	—	—	85
Repurchase of shares exercised	(2,295)	—	(23)	—	—	(23)
Stock-based compensation	57,382	—	790	—	—	790
At-the market stock sales	263,725	3	3,251	—	—	3,254
Share-related issuance costs	—	—	(202)	—	—	(202)
Balance at December 31, 2020	5,272,204	$53	$45,477	$(5,185)	$(580)	$39,765

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years Ended December 31,
	2020	2019
OPERATING ACTIVITIES
Net income	$968	$7,016
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	453	418
Amortization of finite-lived intangible assets	75	75
Loss from equity investment in unconsolidated subsidiary	262	16
Stock-based compensation	790	112
Deferred income tax expense (benefit)	255	(3,180)
(Gain) on marketable securities	(139)	(206)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	323	(1,051)
Decrease (increase) in inventories, net	736	(1,550)
Decrease (increase) in prepaid expenses and other assets	194	(225)
(Decrease) increase in accounts payable, accrued compensation and commissions expense and other	(725)	1,241
Net cash provided by operating activities	3,192	2,666
INVESTING ACTIVITIES
Purchase of marketable securities	(21)	(5,050)
Equity investment in unconsolidated subsidiary	—	(3,350)
Capital expenditures	(407)	(1,163)
Proceeds from sale of marketable securities	—	3,400
Net cash used in investing activities	(428)	(6,163)
FINANCING ACTIVITIES
Proceeds from issuance of at-the-market stock sales	3,254	—
Share-related issuance costs	(202)	—
Net proceeds from stock option exercise	62	442
Net cash provided by financing activities	3,114	442
Increase (decrease) in cash and cash equivalents	5,878	(3,055)
Cash and cash equivalents at beginning of year	12,453	15,508
Cash and cash equivalents at end of year	$18,331	$12,453
Supplemental Disclosure:
Cash paid for interest	$3	$6
Cash paid for income taxes	$60	$86

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Basis of Presentation

The consolidated financial statements include the accounts of The LGL Group, Inc. (the “Company”, “we”, “our” or “us”) and all of its majority-owned subsidiaries except its sole variable interest entity (“VIE”), LGL Systems Acquisition Holding Company, LLC. Intercompany transactions and accounts have been eliminated in consolidation. These consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

Certain amounts in prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.

The Company was incorporated in 1928 under the laws of the State of Indiana and reincorporated under the laws of the State of Delaware in 2007, and is a diversified holding company with subsidiaries engaged in the design, manufacturing and marketing of highly-engineered, high reliability frequency and spectrum control products used to control the frequency or timing of signals in electronic circuits and in the design of high performance Frequency and Time Reference Standards that form the basis for timing and synchronization in various applications.

The Company operates through its two principal subsidiaries, (1) M-tron Industries, Inc. ("MtronPTI"), which includes the operations of Piezo Technology, Inc. ("PTI") and M-tron Asia, LLC ("Mtron"), and (2) Precise Time and Frequency, LLC ("PTF"). The Company has operations in Orlando, Florida; Yankton, South Dakota; Wakefield, Massachusetts; and Noida, India. MtronPTI also has sales offices in Austin, Texas and Hong Kong.

In 2019, the Company created an intermediate holding company, M-tron Systems Holdings, LLC, for its existing operating assets and reorganized to facilitate opportunities to further diversify its portfolio. The Company formed three subsidiaries: M-tron Systems Holdings, LLC, LGL Systems Acquisition Holding Company, LLC and LGL Systems Acquisition Corp. LGL Systems Acquisition Holding Company, LLC (the “Sponsor”) is the sponsor of LGL Systems Acquisition Corp., a special purpose acquisition company, commonly referred to as a “SPAC” or blank check company, formed for the purpose of effecting a business combination in the aerospace, defense and communications industries (the “SPAC”). The SPAC is listed on the NYSE American under the ticker symbol “DFNS.” See Note C - Equity Investment in Unconsolidated Subsidiary.

B. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries except its sole VIE, LGL Systems Acquisition Holding Company, LLC, the Sponsor. Intercompany transactions and accounts have been eliminated in consolidation.

VIE: Our sole interest in a VIE, the Sponsor, is accounted for under the equity method of accounting and not consolidated. Determining whether to consolidate a VIE requires judgement in assessing whether an entity is a VIE and if we are the entity’s primary beneficiary. If we are the primary beneficiary of a VIE, we are required to consolidate it. To determine if we are the primary beneficiary, we evaluate whether we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our evaluation included identification of significant activities and an assessment of our ability to direct those activities, based on operating and other legal agreements as well as governance provisions. As a result of our review, we concluded that we are not the primary beneficiary of the VIE and that consolidation is not warranted.

The Company reassesses its evaluation of whether an entity is a VIE when certain reconsideration events occur. The Company reassesses its determination of whether it is the primary beneficiary of a VIE on an ongoing basis based on current facts and circumstances.

Equity-Method Investments: When the Company is not the primary beneficiary of an entity but can exert significant influence over the entity’s operating and financial policies, the investment is accounted for either (i) under the equity method of accounting or (ii) at fair value by electing the fair value option available under GAAP. Significant influence generally exists when the Company owns 20% to 50% of the entity’s common stock or in-substance common stock. The Company reports the equity income (loss) from its investment in the Sponsor on a one-quarter lag basis.

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

Accounts Receivable

Accounts receivable consists principally of amounts due from both domestic and foreign customers. Credit is extended based on an evaluation of the customer's financial condition and collateral is not required. In relation to export sales, the Company requires letters of credit supporting a significant portion of the sales price prior to production to limit exposure to credit risk. Certain credit sales are made to industries that are subject to cyclical economic changes.

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

The Company maintains a reserve for inventory based on estimated losses that result from inventory that becomes obsolete or for which the Company has excess inventory levels. In determining these estimates, the Company performs an analysis on current demand and usage for each inventory item over historical time periods. Based on that analysis, the Company reserves a percentage of the inventory amount within each time period based on historical demand and usage patterns of specific items in inventory.

Property, Plant and Equipment, Net

Property, plant and equipment are recorded at cost less accumulated depreciation and include expenditures for major improvements. Maintenance and repairs are charged to operations as incurred. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range from 5 years to 35 years for buildings and improvements, and from 3 years to 10 years for other fixed assets. Property, plant and equipment are periodically reviewed for indicators of impairment. If any such indicators were noted, the Company would assess the appropriateness of the assets' carrying value and record any impairment at that time.

Depreciation expense was approximately $453,000 for 2020 and $418,000 for 2019.

Intangible Assets

Intangible assets are recorded at cost less accumulated amortization. Amortization is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range up to 10 years. The intangible assets consist of intellectual property and goodwill. The net carrying value of the amortizable intangible assets was $287,000 and $362,000 as of December 31, 2020 and 2019, respectively. Goodwill, which is not amortizable, was $40,000 as of both December 31, 2020 and 2019.

The estimated aggregate amortization expense for intangible assets, excluding goodwill, for each of the remaining years of the estimated useful life is as follows (in thousands):

2021	$75
2022	75
2023	75
2024	26
2025 and thereafter	36
Total	$287

Warranties

The Company offers a standard one-year warranty. The Company tests its products prior to shipment in order to ensure that they meet each customer's requirements based upon specifications received from each customer at the time its order is received and accepted. The Company's customers may request to return products for various reasons, including, but not limited to, the customers' belief that the products are not performing to specification. The Company's return policy states that it will accept product returns only with prior authorization and if the product does not meet customer specifications, in which case the product would be replaced or repaired. To accommodate the Company's customers, each request for return is reviewed; and if and when it is approved, a return materials authorization ("RMA") is issued to the customer.

Each month, the Company records a specific warranty reserve for approved RMAs covering products that have not yet been returned. The Company does not maintain a general warranty reserve because, historically, valid warranty returns resulting from a product not meeting specifications or being non-functional have been de minimis. As of December 31, 2020 and 2019, accrued warranty expense was $21,000 and $29,000, respectively.

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

The Company provides disaggregated revenue details by segment in Note O – Segment Information, and geographic markets in Note P – Domestic and Foreign Revenues.

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

Research and Development Costs

Research and development costs are charged to operations as incurred. Such costs were approximately $2,142,000 and $2,004,000 in 2020 and 2019, respectively, and are included within engineering, selling and administrative expenses.

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

Restricted stock awards are measured at the market price of the Company's common stock on the date of the grant and recognized over the respective service period.

Earnings Per Share

The Company computes earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of warrants, stock options and other potentially dilutive financial instruments, only in the periods in which the effects are dilutive.

For the year ended December 31, 2020, there were warrants to purchase 1,051,664 shares of common stock and options to purchase 25,000 shares of common stock that were excluded from the diluted earnings per share computation. For the year ended December 31, 2019, there were 25,000 shares of common stock that were excluded from the diluted earnings per share computation. The warrants and options were excluded from these calculations because the impact of the assumed exercise of such warrants and stock options would have been anti-dilutive.

	Years Ended December 31,
	2020	2019
Weighted average shares outstanding - basic	5,173,430	4,883,923
Effect of diluted securities	43,429	93,672
Weighted average shares outstanding - diluted	5,216,859	4,977,595

Income Taxes

The Company's deferred income tax assets represent (a) temporary differences between the financial statement carrying amount and the tax basis of existing assets and liabilities that will result in deductible amounts in future years and (b) the tax effects of net operating loss carryforwards.

The Company periodically undertakes a review of its valuation allowance and it evaluates all positive and negative factors that may affect whether it is more likely than not that the Company would realize its future tax benefits from its deferred tax balances. Pursuant to ASC 740, Income Taxes (“ASC 740”), the Company determined, during the year ended December 31, 2019, that it is more likely than not that substantially all of its U.S. deferred tax assets including net operating loss carryforwards (“NOLs”) and tax credits can be utilized in the foreseeable future and that a previously recorded valuation allowance, amounting to $3,344,000, be reduced to record deferred tax assets at their expected net realizable value.

The Company recognizes interest and/or penalties, if any, related to income tax matters in income tax expense.

Concentration Risks

In 2020, the Company's largest customer, a defense contract manufacturer, accounted for $5,324,000, or 17.1%, of the Company's total revenues, compared to $3,187,000, or 10.0%, of the Company’s total revenues in 2019. The Company’s second largest customer, an electronics contract manufacturing company, accounted for $4,351,000, or 14.0%, of the Company's total revenues, compared to $5,522,000, or 17.3%, of the Company’s total revenues in 2019.

A significant portion of the Company's accounts receivable is concentrated with a relatively small number of customers. As of December 31, 2020, four of the Company's largest customers accounted for approximately $1,856,000, or 43.1%, of accounts receivable. As of December 31, 2019, four of the Company's largest customers accounted for approximately $1,841,000, or 40%, of accounts receivable. The Company carefully evaluates the creditworthiness of its customers in deciding to extend credit and utilizes letters of credit to further limit credit risk for export sales. As a result of these policies, the Company has experienced very low historical bad debt expense and believes the related risk to be minimal.

At various times throughout the year and at December 31, 2020 and 2019, some deposits held at financial institutions were in excess of federally insured limits. The Company has not experienced any losses related to these balances.

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

We performed an assessment to determine if there were any indicators of impairment as a result of the operating conditions resulting from the coronavirus (“COVID-19”) pandemic at the end of each 2020 fiscal quarter, including December 31, 2020. We concluded that, while there were events and circumstances in the macro-environment that did impact us, we did not experience any entity-specific indicators of asset impairment and no triggering events occurred.

Financial Instruments

Cash and cash equivalents, trade accounts receivable, trade accounts payable and accrued expenses are carried at cost which approximates fair value due to the short-term maturity of these instruments.

Foreign Currency Translation

The assets and liabilities of international operations are remeasured at the exchange rates in effect at the balance sheet date for monetary assets and liabilities and at historical rates for nonmonetary assets and liabilities, with the related remeasurement gains or losses reported within the consolidated statement of operations. The results of international operations are remeasured at the monthly average exchange rates. The Company's foreign subsidiaries and respective operations' functional currency is the U.S. dollar. The Company has determined this based upon the majority of transactions with customers as well as intercompany transactions and parental support being based in U.S. dollars. The Company has recognized a remeasurement loss of $95,000 and $13,000 in 2020 and 2019, respectively, which is included within other income, net in the Consolidated Statements of Operations.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13),” which changes the impairment model for most financial assets. The standard replaces the incurred loss model with the current expected credit loss (“CECL”) model to estimate credit losses for financial assets. The provisions of the standard are effective for the Company on January 1, 2023; early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its financial statements.

Other accounting standards that have been issued by the FASB or other standard-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements.

C. Equity Investment in Unconsolidated Subsidiary

On November 6, 2019, the Company invested $3.35 million in LGL Systems Acquisition Holding Company, LLC, a partially owned subsidiary that serves as the Sponsor of the SPAC. The SPAC is a publicly-traded company on the NYSE American under the ticker symbol “DFNS” which was formed for the purpose of effecting a business combination in the aerospace, defense and communications industries. The Sponsor holds 100% of the SPAC’s Class B common shares, which are restricted and non-tradable and 5,200,000 private warrants. The Sponsor purchased the private warrants in a private placement that closed simultaneously with the consummation of the SPAC’s initial public offering (“SPAC IPO”). Each private warrant is exercisable to purchase one share of common stock of the SPAC at an exercise price of $11.50 per share. The Company contributed 62.2% of the Sponsor’s risk capital to effect the SPAC IPO.

The SPAC IPO closed on November 12, 2019; proceeds from the SPAC IPO totaled $172.5 million. If the SPAC does not complete a business combination within 24 months from the closing of the SPAC IPO, the proceeds from the sale of the private warrants will be used to fund the redemption of the shares sold in the SPAC IPO (subject to the requirements of applicable law); and the private warrants will expire worthless. The Sponsor holds 20% of the total common shares (Class A and Class B) in the SPAC along with the 5,200,000 private warrants. (See Note Q – Subsequent Event.)

The Sponsor is managed by LGL Systems Nevada Management Partners LLC (“Nevada GP”), an affiliated entity deemed to be under the significant influence of Marc Gabelli, the Company’s Chairman of the Board. The Company has determined that it is not the primary beneficiary of the Sponsor, as Nevada GP has the power to direct the activities of the Sponsor that most significantly impact the Sponsor’s economic performance through an operating agreement. The Company, therefore, accounts for the Sponsor under the equity method of accounting. For the years ended December 31, 2020 and 2019, the Company recognized a loss on equity investment in unconsolidated subsidiary of $262,000 and $16,000, respectively. The Company has recognized a cumulative loss of $278,000 on its investment in the unconsolidated Sponsor as December 31, 2020.

D. Related Party Transactions

Certain balances held and invested in various mutual funds are managed by a related entity (the "Fund Manager"). Marc Gabelli, the Company’s non-executive Chairman of the Board, who is also a greater than 10% stockholder, currently serves as an executive officer of the Fund Manager. The brokerage and fund transactions in 2020 and 2019 were directed solely at the discretion of the Company’s management.

As of December 31, 2020, the balance with the Fund Manager totaled $19,063,000, including $13,283,000 which is classified within cash and cash equivalents on the accompanying Consolidated Balance Sheets, and $5,780,000 which is classified as marketable securities on the accompanying Consolidated Balance Sheets. Amounts invested generated $213,000 of realized and unrealized investment income during 2020 that is included within other income, net on the accompanying Consolidated Statements of Operations.

As of December 31, 2019, the balance with the Fund Manager totaled $14,536,000, including $8,915,000 which is classified within cash and cash equivalents on the accompanying Consolidated Balance Sheets, and $5,621,000 which is classified as marketable securities on the accompanying Consolidated Balance Sheets. Amounts invested generated $493,000 of realized and unrealized investment income during 2019 that is included within other income, net on the accompanying Consolidated Statements of Operations.

Fund management fees earned by the Fund Manager are anticipated to average less than 0.25% of the asset balances under management on an annual basis.

Marc Gabelli serves as Chairman and Chief Executive Officer of the SPAC, has invested in the Sponsor and is the initial managing member of Nevada GP, the manager of the Sponsor. Timothy Foufas, a member of the Company’s board of directors (the “Board”) is also a member and investor of the Sponsor, Chief Operating Officer of the SPAC and is a member of Nevada GP. Robert LaPenta, a member of the Board, is also a member and investor of the Sponsor, Executive Vice President and Chief Financial Officer of the SPAC and is a member of Nevada GP. John Mega, a member of the Board, is also a member and investor of the Sponsor and the President of the SPAC. Patrick Huvane, the Company’s Senior Vice President of Business Development, is a member of both the Company’s and the SPAC’s management team and an investor in the Sponsor. Michael J. Ferrantino, a member of the Board, is also a member and investor of the Sponsor and a board member for the SPAC. Under separate arrangement, these people may be eligible to receive incentive compensation should the SPAC complete a successful acquisition.

On May 2, 2019, the Company agreed to loan the Sponsor an aggregate of up to $150,000 to cover expenses related to the SPAC IPO pursuant to a promissory note (the “SPAC Note”). This loan was non-interest bearing and payable on the earlier of (i) April 30, 2020, (ii) the completion of the SPAC IPO or (iii) the date on which the Company determined not to proceed with the SPAC IPO. The SPAC Note was repaid on December 19, 2019.

E. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value guidance identifies three primary valuation techniques: the market approach, the income approach and the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount. The measurement is based on the value indicated by current market expectations about those future amounts. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset.

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

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Unobservable inputs for the asset or liability for which there is little, if any, market activity for the asset or liability at the measurement date. Unobservable inputs reflect the Company's own assumptions about what market participants would use to price the asset or liability. These inputs may include internally developed pricing models, discounted cash flow methodologies as well as instruments for which the fair value determination requires significant management judgment.

Assets

To estimate the market value of its cash and cash equivalents and marketable securities, the Company obtains current market pricing from quoted market sources or uses pricing for identical securities. Assets measured at fair value on a recurring basis are summarized below.

(in thousands)	Level 1	Level 2	Level 3	Total December 31, 2020
Marketable Equity Security	$11	$—	$—	$11
Equity Mutual Fund	$—	$5,780	$—	$5,780
U.S. Treasury Mutual Fund	$13,282	$—	$—	$13,282

(in thousands)	Level 1	Level 2	Level 3	Total December 31, 2019
Marketable Equity Security	$10	$—	$—	$10
Equity Mutual Fund	$—	$5,621	$—	$5,621
U.S. Treasury Mutual Fund	$8,915	$—	$—	$8,915

There were no transfers to or from level 3 during the reporting periods. The Company also has assets that may be subject to measurement at fair value on a non-recurring basis including goodwill and intangible assets and other long-lived assets. There were no liabilities subject to fair value on a non-recurring or recurring basis as of December 31, 2020 or 2019. The Company’s Common Stock Warrants (as defined below) were measured at fair value as disclosed in Note J - Stockholders’ Equity.

As of December 31, 2020 and 2019, the Company had investments in two mutual funds. The Equity Mutual Fund noted above is invested in the Gabelli ABC Fund, and the U.S. Treasury Mutual Fund is invested in the Gabelli US Treasury Money Market Fund.

The Company reviews goodwill annually and the carrying value of long-lived assets whenever events and circumstances indicate that the carrying amounts of the assets may not be recoverable. If it is determined that the assets are impaired, the carrying value would be reduced to estimated recoverable value.

F. Inventories

The Company reduces the value of its inventories to net realizable value when the net realizable value is believed to be less than the cost of the item. The inventory reserve for excess and obsolescence inventory as of December 31, 2020 and 2019 was $1,219,000 and $1,015,000, respectively. The components of inventory as of December 31, 2020 and 2019 are summarized below:

	December 31,
	2020	2019
	(in thousands)
Raw materials	$2,080	$2,134
Work in process	2,467	2,640
Finished goods	733	1,242
Total Inventories, net	$5,280	$6,016

G. Income Taxes

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

In 2014, the Company introduced a number of changes, most notably the decision to exit the low-margin, high-volume telecommunications market and focus on engineered solutions in the aerospace and defense markets. This turnaround plan was engineered and executed by the Company’s management with the consent of the Board. Over the following years, the negative factors that caused the Company to produce continuing losses in the U.S. tax jurisdiction were eliminated with the result being sustained increases in the Company’s sales, revenues and backlog. Margins from its new and improved products and services have increased, and the Company maintains a strong backlog of orders with its customers. As these changes supported and continue to support the assertion that it is more likely than not that substantially all of the Company’s net deferred tax assets will be utilized, during the third quarter of 2019, $3,344,000 of the Company’s valuation allowance of its deferred tax assets was reversed.

Income tax provision (benefit) for the years ended December 31, 2020 and 2019 is as follows:

	2020	2019
	(in thousands)
Current:
Federal	$—	$—
State and local	31	30
Foreign	50	43
Total Current	81	73
Deferred:
Federal	238	1,322
State and local	(6)	147
Foreign	32	60
Total before change in valuation allowance	264	1,529
Change in valuation allowance	(9)	(4,709)
Net deferred	255	(3,180)
Income tax provision (benefit)	$336	$(3,107)

A reconciliation of the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes is detailed below:

	2020	2019
	(in thousands)
Tax provision at expected statutory rate	$274	$821
State taxes, net of federal benefit	31	92
Permanent differences	45	34
Credits	7	(108)
Foreign tax expense, and other	1	13
Change in rate	(38)	63
Change in valuation allowance	(9)	(4,709)
Provision to return	15	—
Permanent true-ups	—	687
Other	10	—
Provision (benefit) for income taxes	$336	$(3,107)

Deferred income taxes for 2020 and 2019 were provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Tax effects of temporary differences and carry-forwards at December 31, 2020 and 2019 were as follows:

	December 31, 2020		December 31, 2019
	Deferred Tax		Deferred Tax
	Asset	Liability	Asset	Liability
	(in thousands)
Inventory reserve	$286	$—	$239	$—
Fixed assets	—	58	—	100
Other reserves and accruals	311	—	358	—
Stock-based compensation	8	—	6	—
Other	—	12	—	18
Tax credit carryforwards	1,717	—	1,724	—
Federal tax loss carryforwards	892	—	1,169	—
State tax loss carryforwards	252	—	250	—
Foreign tax loss carryforwards	35	—	67	—
Total deferred income taxes	3,501	$70	3,813	$118
Valuation allowance	(379)		(388)
Net deferred tax assets	$3,052		$3,307

Deferred tax assets totaled $3.5 million at December 31, 2020 which includes the tax effect of federal, state and foreign net operating loss carryforwards and our federal tax credits. We recognize federal, state and foreign net operating loss carryforwards and our federal tax credits as deferred tax assets, subject to valuation allowances. At each balance sheet date, we estimate the amount of carryforwards that are not expected to be used prior to expiration of the carryforward period.

The Company has a total gross federal NOL carryforward of $4,254,000 as of December 31, 2020. This federal NOL carryforward expires through 2038, if not utilized prior to that date. The Company has total state NOL carryforwards of $5,815,000 as of December 31, 2020. These state NOL balances expire between 2037 and 2047. The Company has research and development tax credit carryforwards of approximately $1,717,000 at December 31, 2020 that can be used to reduce future income tax liabilities and expire principally between 2021 and 2039. The tax effect of the carryforwards that are not expected to be used prior to their expiration is included in the valuation allowance. At December 31, 2020, the balance in the Company’s valuation allowance was $379,000 consisting primarily of research and development tax credits expiring between 2021 and 2025.

The Company files income tax returns in the U.S. federal, various state, Hong Kong and India jurisdictions. The statute of limitations for assessment by the Internal Revenue Service ("IRS") and state tax authorities is open for tax returns for years ended December 31, 2017, 2018 and 2019; although carryforward attributes that were generated prior to tax year 2017, including NOL carryforwards and tax credits, may still be adjusted upon examination by the

IRS or state tax authorities, if they either have been or will be used in a future period. The Company is generally subject to examinations by foreign tax authorities from 2015 to the present.

The Company will recognize any interest and penalties related to unrecognized tax positions in income tax expense. At the date of adoption of ASC 740, the Company did not have a liability for unrecognized tax positions. As of December 31, 2020, management assessed the balances of the Company’s deferred tax assets and liabilities and has determined that it has not taken any aggressive tax positions that may be considered uncertain under ASC 740.

H. Revolving Credit Agreement

On May 12, 2020, MtronPTI and PTI (collectively, the “Borrowers”), both operating subsidiaries of the Company, entered into a loan agreement for a revolving line of credit with Synovus Bank, an unaffiliated entity, as the lender (“Lender”), for up to $3.5 million (the “Loan Agreement”), such amount to be used for working capital and general operations. The Loan Agreement is evidenced by a promissory note dated May 12, 2020 that matures on May 12, 2022 (the “Note”) and a corresponding security agreement (the “Security Agreement”). The Note bears interest at the London Inter-bank Offered Rate (“LIBOR”) 30-day rate plus 2.50% with a floor of 0.50%. Upon discontinuance or lack of availability of the LIBOR rate, Lender is required to determine a comparable equivalent replacement rate. Accrued interest-only payments are due on a monthly basis until the maturity date. The Borrowers may prepay all or any portion of the loans under the Loan Agreement at any time, without fee, premium or penalty. The Loan Agreement also includes a clean-up provision; whereby, during each 12-month period, the outstanding balance must remain at zero for 30 consecutive days. In accordance with the Security Agreement, all property of the Borrowers, both tangible and intangible, will serve as security for borrowings under the Loan Agreement. At December 31, 2020, the Company had no outstanding borrowings under its revolving line of credit with Synovus Bank.

The Loan Agreement contains various affirmative and negative covenants that are customary for lines of credit and transactions of this type which the Company is in compliance with, including limitations on the incurrence of debt and liabilities by the Borrowers, as well as financial reporting requirements. The Loan Agreement also imposes certain financial covenants based on Debt Service Coverage Ratio and the Ratio of Total Liabilities to Total Net Worth (as such terms are defined in the Loan Agreement). In the event of default, the Lender has the right to terminate its commitment to make loans pursuant to the Loan Agreement and to accelerate the payment on any unpaid principal amount of all outstanding loans and interest thereon. All loans pursuant to the Loan Agreement are secured by a continuing and unconditional first priority security interest in and to any and all property of the Borrowers.

I. Leases

We lease certain manufacturing and office space and equipment. We determine if an arrangement is a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of identified property, plant or equipment (an identified asset) for a period of time in exchange for consideration. Amounts associated with operating leases, which are not short-term, are included in right-of-use lease assets, other accrued expenses and long-term lease liabilities in our Consolidated Balance Sheets. Right-of-use lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. We use our incremental borrowing rate at the lease commencement date in determining the present value of lease payments. Short-term leases, leases with an initial term of 12 months or less, are not recorded in the Consolidated Balance Sheets; we recognize lease expense for these short-term leases on a straight-line basis over the lease term.

The Company leases certain property and equipment, including warehousing, and sales and distribution equipment, under operating leases with terms that range from one to five years. Certain of these leases have one or more options to renew, with renewal terms that can extend the lease term from one to 10 years or more, and the exercise of lease renewal options under these leases is at our sole discretion. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. During the year ended December 31, 2020, we renewed our leases on our facilities in India, resulting in the addition of $188,000 in right-of-use lease assets in exchange for operating lease liabilities.

Total operating leases costs amounted to $611,000 and $564,000 for the years ended December 31, 2020 and 2019, respectively.

Our total lease obligation is $422,000 of which the current portion of $129,000 is included in other accrued expenses on the consolidated balance sheet at December 31, 2019.

Future minimum lease payment obligations under operating leases are as follows (in thousands):

2020
2021	$137
2022	112
2023	112
2024	112
2025	13
Total lease payments	486
Less: interest	(64)
Total lease payments	$422

J. Stockholders' Equity

Common Stock Warrant Dividend

On October 27, 2020, the board of directors declared a dividend of warrants to purchase shares of the Company’s common stock (the “Common Stock Warrants”). Pursuant to the warrant agreement, each holder of the Company’s common stock received one warrant for each share of common stock owned; five warrants will entitle their holder to purchase one share of the Company’s common stock at an exercise price of $12.50. The warrants are exercisable on the earlier of their expiration date, November 16, 2025, or such date that the 30-day volume weighted average price per share of the Company’s common stock is greater than or equal to $17.50. The Company distributed 5,258,320 Common Stock Warrants on November 16, 2020 to holders of record of outstanding shares of the Company’s common stock as of the close of business on November 9, 2020. The Common Stock Warrants are listed on the NYSE American and trade under the symbol "LGL WS."

The Common Stock Warrants were measured at fair value determined to be $3.6 million on the declaration date using a Monte Carlo simulation model. Due to the Company’s accumulated deficit, this dividend of warrants was recorded against additional paid-in capital instead of retained earnings resulting in no financial statement impact. The following level 2 inputs were used in the Monte Carlo simulation model: the expected life of the Common Stock Warrants, a volatility factor and the exercise price. The expected life of 5 years was based on the estimated term of the Common Stock Warrants, the volatility factor of 46.5% was based on historical volatilities of the Company’s common stock and the exercise price of $12.50 per share of the Company’s common stock was based on the terms of the warrant agreement.

1,051,664 shares of common stock were registered with the Securities and Exchange Commission pursuant to a registration statement on Form S-1 in connection with the Common Stock Warrants. The Company did not receive any proceeds from the distribution of the warrants. Assuming that all the warrants are exercised, the net proceeds from the exercise of the warrants and issuance of the shares of common stock will be approximately $13.0 million. The Company incurred $202,000 of costs in connection with the registration of the shares of common stock and the related Common Stock Warrants which were recorded against additional paid-in capital.

ATM Offering

On January 22, 2020, the Company entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time, in what is deemed to be an “at the market offering” (“ATM Offering”) through Jefferies, shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $15,000,000. Shares sold under the Sales Agreement are issued pursuant to the shelf registration statement on Form S-3 (File No. 333-235767), filed by the Company with the SEC on December 31, 2019, which was declared effective on January 8, 2020. The Company filed a prospectus supplement with the SEC on January 23, 2020 in connection with the offer and sale of the shares pursuant to the Sales Agreement. During February and March of 2020, 263,725 shares were sold under the Sales Agreement, at an average price per share of $13.65, generating net proceeds of approximately $3,492,000 after brokerage charges of $108,000 were deducted and paid to Jefferies. Form S-3 and at-the-market registration costs were approximately $238,000 and were charged to additional paid-in capital. The Sales Agreement and ATM Offering remain in effect in accordance with their terms.

Share Repurchase Program

On August 29, 2011, the Board authorized the Company to repurchase up to 100,000 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized and available for repurchase under the Company's existing share repurchase program to 540,000 shares, at such times, amounts and prices as the Company shall deem appropriate. As of December 31, 2020, the Company had repurchased a total of 81,584 shares of common stock at a cost of $580,000, which shares are currently held in treasury.

K. Stock-Based Compensation

On August 4, 2011, the Company's stockholders approved the 2011 Incentive Plan. 500,000 shares of common stock were authorized for issuance under the 2011 Incentive Plan. On June 16, 2016, the Company's stockholders approved the Amended and Restated 2011 Incentive Plan (the “Plan”) which increased the number of shares of common stock authorized for issuance under the Plan to 750,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price either at or 10% above the market price of the Company's common stock at the date of grant; those option awards generally have 5-year contractual terms and generally vest over three years. Restricted stock awards are measured at a value equal to the market price of the Company's common stock on the date of grant which is recognized over the service period of the shares. Total stock-based compensation expense for the years ended December 31, 2020 and 2019 was $790,000 and $112,000, respectively.

Stock Options

The following table summarizes information about stock options outstanding and exercisable at December 31, 2020:

	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Option Balances at December 31, 2019	78,379	$7.43	$2.00	2.7	$593
Options Granted	-	-	-	-	-
Options Exercised	(20,329)	4.21	0.98	-	-
Options Forfeited	-	-	-	-	-
Option Balances at December 31, 2020	58,050	$8.56	$2.37	2.5	$236
Options Exercisable at December 31, 2020	38,123	$6.80	$1.66	1.9	$220

There were no options granted during 2020; the weighted-average grant-date fair value of options granted during 2019 was $4.02. As of December 31, 2020, there was approximately $65,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements for stock options, which will be recognized over the weighted average remaining term of these awards (2.5 years).

The Company bases expected volatility on the weighted average historical stock volatility of the Company's common stock. There is no dividend rate, as dividends are not expected to be paid. The expected term utilizes historical data to estimate the period of time that the options are expected to remain unexercised. The Company bases risk-free rates on the U.S. Treasury zero-coupon rates with a remaining term equal to the expected term of the option. The Company records any forfeitures in the period that the shares are forfeited. The inputs to the option valuation model for the options granted during the year ended December 31, 2019 were expected volatility of 40%, dividend rate of zero, expected term of 3.55 years and a risk-free rate of 1.63%.

Restricted Stock Awards

A summary of the Company’s restricted stock awards for the year ended December 31, 2020 follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair value (in thousands)
Balance at December 31, 2019	-	$—	$—
Granted	113,144	10.30	1,165
Vested	(57,382)	11.15	(640)
Balance at December 31, 2020	55,762	$9.42	$525

As of December 31, 2020, there was $415,000 of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.2 years. Total fair value of shares vested during the years ended December 31, 2020 and 2019 was $640,000 and $86,000, respectively.

During the year ended December 31, 2020, the Company issued 113,144 restricted stock awards with a weighted average grant date fair value of $10.30 per share. Certain of these shares, with a grant date fair value of $11.15 per share, vested immediately (57,382); the remaining 55,762, with a grant date fair value of $9.42 per share, will vest during the next three years.

At December 31, 2020, 290,091 shares remained available for future issuance under the Plan.

L. Employee Benefit Plan

The Company offers a defined contribution plan for eligible employees in which the Company makes discretionary contributions up to 50% of the first 6% of eligible compensation contributed by participants. The Company contributed approximately $119,000 and $115,000 in discretionary contributions during 2020 and 2019, respectively. Participants vest in employer contributions starting after their second year of service at 20% increments, vesting 100% in year six.

M. Payroll Protection Program

On April 15, 2020, PTI, MtronPTI and PTF, all operating subsidiaries of the Company, entered into loans with City National Bank of Florida, a national banking association, as the lender, in an aggregate principal amount of $1,907,500 pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act. On May 14, 2020, the Company returned all amounts pursuant to such loans and such loans were thereby terminated.

N. Contingencies

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

O. Segment Information

The Company has identified two reportable business segments from operations: electronic components, which includes all products manufactured and sold by MtronPTI, and electronic instruments, which includes all products manufactured and sold by PTF. The Company's foreign operations in Hong Kong and India fall under MtronPTI.

Operating income is equal to revenues less cost of sales and operating expenses, excluding investment income, interest expense, loss on equity investment and income taxes. Identifiable assets of the segment are those used in its operations and exclude general corporate assets. General corporate assets are principally cash and cash equivalents, short-term investments, tax assets and certain other investments and receivables.

Business segment information for the years ended December 31, 2020 and 2019 follows:

	Years Ended December 31,
	2020	2019
	(in thousands)
Revenues from Operations
Electronic components	$29,980	$30,553
Electronic instruments	1,182	1,344
Total consolidated revenues	$31,162	$31,897
Operating Income from Operations
Electronic components	$2,844	$4,726
Electronic instruments	85	257
Unallocated corporate expense	(1,514)	(1,544)
Consolidated total operating income	1,415	3,439
Interest (expense) income, net	(11)	2
Loss on equity investment in unconsolidated subsidiary	(262)	(16)
Other income, net	162	484
Total other (expense) income	(111)	470
Income Before Income Taxes	$1,304	$3,909
Capital Expenditures
Electronic components	$407	$1,163
Electronic instruments	—	—
General corporate	—	—
Total capital expenditures	$407	$1,163
Total Assets
Electronic components	$15,014	$16,218
Electronic instruments	1,106	1,171
General corporate	27,335	21,828
Consolidated total assets	$43,455	$39,217

P. Domestic and Foreign Revenues

Significant foreign revenues from operations (10% or more of foreign sales) were as follows:

	Years Ended December 31,
	2020	2019
	(in thousands)
Malaysia	$2,842	$4,329
Hong Kong	1,211	919
Australia	974	13
All other foreign countries	2,383	3,239
Total foreign revenues	$7,410	$8,500
Total domestic revenues	$23,752	$23,397

The Company allocates its foreign revenue based on the customer's ship-to location.

Q. Subsequent Event

On March 19, 2021, the Company announced it invested $2,725,000 into its unconsolidated subsidiary, the Sponsor of the SPAC. The investment will be part of the Sponsor syndication of $5.66 million organized to participate in a $125 million private placement (“PIPE”) purchase of 12,500,000 shares of DFNS Class A common stock.

The PIPE is in connection with the recent announcement by IronNet Cybersecurity, Inc. (“IronNet”) of the definitive business combination agreement reached between IronNet and DFNS. The PIPE and business combination are expected to close in the third quarter of 2021, after the required approval by the shareholders of DFNS and the fulfillment of certain other conditions.  With the PIPE proceeds, the minimum financing needed to complete the business combination will be achieved. While the syndicated PIPE investment increases the Company’s commitment to the pro forma IronNet company, its position is not expected to be material to the pro forma capitalization. Upon completion of the business combination, which is subject to regulatory and other approvals, the combined company will be renamed IronNet Cybersecurity, Inc and will be listed on the NYSE American and trade under the ticker symbol “IRNT”.