Form 10-Q
period 2021-03-31
LGL GROUP INC
filed 2021-05-12
CIK 61004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 001-00106

THE LGL GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	38-1799862
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2525 Shader Rd., Orlando, Florida	32804
(Address of principal executive offices)	(Zip Code)

(407) 298-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 Warrants to Purchase Common Stock, par value $0.01	LGL LGL WS	New York Stock Exchange New York Stock Exchange

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

Yes  ☐    No  ☒

As of May 3, 2021, the registrant had 5,272,204 shares of common stock, $0.01 par value per share, outstanding.

THE LGL GROUP, INC.

Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2021

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except par value and share amounts)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$18,678	$18,331
Marketable securities	5,918	5,791
Accounts receivable, net of allowances of $191 and $189, respectively	3,913	4,122
Inventories, net	5,339	5,280
Prepaid expenses and other current assets	365	257
Total Current Assets	34,213	33,781
Property, plant and equipment:
Land	536	536
Buildings and improvements	4,822	4,810
Machinery and equipment	17,818	17,775
Gross property, plant and equipment	23,176	23,121
Less: accumulated depreciation	(20,451)	(20,336)
Net property, plant, and equipment	2,725	2,785
Right-of-use lease assets	396	422
Equity investment in unconsolidated subsidiary	5,721	3,072
Intangible assets, net	308	327
Deferred income taxes, net	3,023	3,052
Other assets	64	16
Total Assets	$46,450	$43,455
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Subscription agreement payable (Note C)	$2,725	$-
Accounts payable	1,517	1,265
Accrued compensation and commissions	1,491	1,324
Other accrued expenses	575	808
Total Current Liabilities	6,308	3,397
Long-term lease liabilities	272	293
Total Liabilities	6,580	3,690
Contingencies (Note N)
Stockholders’ Equity
Common stock, $0.01 par value - 10,000,000 shares authorized; 5,383,300 shares issued and 5,272,204 shares outstanding at March 31, 2021, and 5,409,550 shares issued and 5,272,204 shares outstanding at December 31, 2020	53	53
Additional paid-in capital	45,555	45,477
Accumulated deficit	(5,158)	(5,185)
Treasury stock, 81,584 shares held in treasury at cost at March 31, 2021 and December 31, 2020	(580)	(580)
Total Stockholders' Equity	39,870	39,765
Total Liabilities and Stockholders' Equity	$46,450	$43,455

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
REVENUES	$6,536	$8,618
Costs and expenses:
Manufacturing cost of sales	4,401	5,662
Engineering, selling and administrative	2,195	2,296
OPERATING (LOSS) INCOME	(60)	660
Other income (expense):
Interest expense, net	(3)	—
Loss on equity investment in unconsolidated subsidiary	(76)	(39)
Other income (expense), net	172	(384)
Total other income (expense), net	93	(423)
INCOME BEFORE INCOME TAXES	33	237
Income tax expense	6	54
NET INCOME	$27	$183
Basic per share information:
Weighted average shares outstanding	5,272,204	5,052,184
Net income	$0.01	$0.04
Diluted per share information:
Weighted average shares outstanding	5,350,571	5,097,879
Net income	$0.01	$0.04

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands, except share amounts)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
Balance at December 31, 2020	5,272,204	$53	$45,477	$(5,185)	$(580)	$39,765
Net income	—	—	—	27	—	27
Stock-based compensation	—	—	78	—	—	78
Balance at March 31, 2021	5,272,204	$53	$45,555	$(5,158)	$(580)	$39,870

Balance at December 31, 2019	4,933,063	$50	$41,576	$(6,153)	$(580)	$34,893
Net income	—	—	—	183	—	183
Exercise of stock options	14,000	—	58	—	—	58
At-the-market stock sales, net of costs of $346	263,725	3	3,251	—	—	3,254
Stock-based compensation	—	—	10	—	—	10
Balance at March 31, 2020	5,210,788	$53	$44,895	$(5,970)	$(580)	$38,398

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net income	$27	$183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	115	116
Amortization of finite-lived intangible assets	19	19
Stock-based compensation	78	10
Loss from equity investment in unconsolidated subsidiary	76	39
Unrealized (gain) loss on marketable securities	(127)	325
Deferred income tax expense	29	59
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	209	(374)
(Increase) decrease in inventories, net	(59)	30
(Increase) decrease in prepaid expenses and other assets	(156)	126
Increase in accounts payable, accrued compensation and commissions and other	191	389
Net cash provided by operating activities	402	922
INVESTING ACTIVITIES
Capital expenditures	(55)	(56)
Net cash used in investing activities	(55)	(56)
FINANCING ACTIVITIES
Proceeds from at-the-market stock sales	—	3,254
Proceeds from stock option exercise	—	58
Net cash provided by financing activities	—	3,312
Increase in cash and cash equivalents	347	4,178
Cash and cash equivalents at beginning of period	18,331	12,453
Cash and cash equivalents at end of period	$18,678	$16,631

Supplemental Disclosure:
Cash paid for income taxes	$27	$72
Non-cash subscription agreement (Note C)	$2,725	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

A.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and the instructions to Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021. The information included in this Form 10-Q should be read in conjunction with the information included in The LGL Group, Inc. (the “Company”, “we”, “our” or “us”) Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2021.

B.	Summary of Significant Accounting Polices

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries except its sole variable interest entity (“VIE”), LGL Systems Acquisition Holding Company, LLC (the “Sponsor”). The VIE serves as the sponsor to a special purpose acquisition company (“SPAC”). Intercompany transactions and accounts have been eliminated in consolidation.

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

During the quarter ended March 31, 2021, we performed an assessment to determine if there were any indicators of impairment as a result of the operating conditions resulting from the coronavirus (“COVID-19”) pandemic. We concluded that, while there were events and circumstances in the macro-environment that did impact us, we did not experience any entity-specific indicators of asset impairment and no triggering events occurred.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments,” which changes the impairment model for most financial assets. The standard replaces the incurred loss model with the current expected credit loss (“CECL”) model to estimate credit losses for financial assets. The provisions of the standard are effective for the Company on January 1, 2023; early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its financial statements.

C.	Equity Investment in Unconsolidated Subsidiary

On November 6, 2019, the Company invested $3.35 million in LGL Systems Acquisition Holding Company, LLC, a partially owned subsidiary that serves as the Sponsor of LGL Systems Acquisition Corp., (“the SPAC” or “DFNS”). The SPAC is a publicly-traded company on the NYSE under the ticker symbol “DFNS” which was formed for the purpose of effecting a business combination in the aerospace, defense and communications industries. The Sponsor holds 100% of the SPAC’s Class B common shares, which are restricted and non-tradable, and 5,200,000 private warrants. The Sponsor purchased the private warrants in a private placement that closed simultaneously with the consummation of the SPAC’s initial public offering (“SPAC IPO”). Each private warrant is exercisable to purchase one share of common stock of the SPAC at an exercise price of $11.50 per share. The Company contributed 62.2% of the Sponsor’s risk capital to effect the SPAC IPO.

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

The Company subscribed to a $2.725 million investment into the Sponsor in March 2021 which it funded in May 2021. The investment will be part of the Sponsor syndication of $5.66 million organized to participate in a $125 million private placement (“PIPE”) purchase of 12,500,000 shares of DFNS Class A common stock.

The PIPE is in connection with the recent announcement by DFNS and IronNet Cybersecurity, Inc. (“IronNet”) of the definitive business combination agreement reached between IronNet and DFNS. The PIPE and business combination are expected to close in the third quarter of 2021, after the required approval by the shareholders of DFNS and the fulfillment of certain other conditions. While the syndicated PIPE investment increases the Company’s commitment to the pro forma IronNet company, its position is not expected to be material to the pro forma capitalization. Upon completion of the business combination, which is subject to regulatory and other approvals, the combined company will be renamed IronNet Cybersecurity, Inc. and will be listed on the NYSE and trade under the ticker symbol “IRNT”.

The Sponsor is managed by LGL Systems Nevada Management Partners LLC (“Nevada GP”), an affiliated entity deemed to be under the significant influence of Marc Gabelli, the Company’s non-executive Chairman of the Board, who is also a greater than 10% stockholder of the Company. The Company has determined that it is not the primary beneficiary of the Sponsor, as Nevada GP has the power to direct the activities of the Sponsor that most significantly impact the Sponsor’s economic performance through an operating agreement. The Company, therefore, accounts for the Sponsor under the equity method of accounting. For the three months ended March 31, 2021 and 2020, the Company recognized a loss on equity investment in unconsolidated subsidiary of $76,000 and $39,000, respectively. The Company has recognized a cumulative loss of $354,000 on its investment in the unconsolidated Sponsor as of March 31, 2021.

On April 12, 2021, the SEC’s Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “Staff Statement”) was released. The SPAC evaluated the applicability and impact of the Staff Statement on its historical financial statements that have been filed with the SEC and determined that restatement was required.  The SPAC changed its accounting treatment for both its public and private warrants outstanding using liability classification instead of equity classification resulting in a mark to market warrant liability adjustment for each reporting period since issuance in 2019.  The Company reports its investment in the Sponsor under the equity method of accounting using hypothetical liquidation at book value (“HLBV”). HLBV determines the amount that would be received by the Company if the partnership were liquidated at book value at the end of each measurement period. The SPAC’s mark to market accounting adjustments for the warrant liability does not change the Company’s HLBV due to the warrants requiring no cash settlement as of December 31, 2020 under a hypothetical liquidation; therefore, the SPAC’s restatement did not impact the Company’s carrying amount of its equity investment in the Sponsor as of March 31, 2021, or any previously reported period.

D.	Related Party Transactions

Certain balances held and invested in various mutual funds are managed by a related entity (the "Fund Manager"). Marc Gabelli currently serves as an executive officer of the Fund Manager. The brokerage and fund transactions in 2021 and 2020 were directed solely at the discretion of the Company’s management.

As of March 31, 2021, the balance with the Fund Manager totaled $19,189,000, including $13,282,000, which is classified within cash and cash equivalents on the accompanying unaudited condensed consolidated balance sheets, and $5,907,000 which is classified within marketable securities on the accompanying unaudited condensed consolidated balance sheets. Amounts invested generated $127,000 and ($293,000) of realized and unrealized investment income (loss) during the three months ended March 31, 2021 and 2020, respectively, that is included within other income (expense), net on the accompanying unaudited condensed consolidated statements of operations. Fund management fees are anticipated to average less than 0.25% of the asset balances under management on an annual basis.

As of December 31, 2020, the balance with the Fund Manager totaled $19,062,000, including $13,282,000 which is classified within cash and cash equivalents on the accompanying unaudited condensed consolidated balance sheets, and $5,780,000 which is classified as marketable securities on the accompanying unaudited condensed consolidated balance sheets.

Marc Gabelli serves as Chairman and Co-Chief Executive Officer of the SPAC, has invested in the Sponsor and is the initial managing member of Nevada GP, the manager of the Sponsor. Timothy Foufas, a member of the Company’s board of directors (the “Board”), is also a member and investor of the Sponsor, Chief Operating Officer of the SPAC and is a member of Nevada GP. Robert LaPenta, a member of the Board, is also a member and investor of the Sponsor, Co-Chief Executive Officer and Chief Financial Officer of the SPAC and is a member of Nevada GP. John Mega, a member of the Board, is also a member and investor of the Sponsor and the President of the SPAC. Patrick Huvane, the Company’s Senior Vice President of Business Development, is a member of both the Company’s and the SPAC’s management team and an investor in the Sponsor. Mike J. Ferrantino, the Company’s Chief Executive Officer, is also a member of the Board, a member and investor of the Sponsor and a board member for the SPAC. Under separate arrangement, these people may be eligible to receive incentive compensation should the SPAC complete a successful acquisition.

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

	Level 1	Level 2	Level 3	Total at March 31, 2021
Equity Security	$11	$—	$—	$11
Equity Mutual Fund	—	5,907	—	5,907
U.S. Treasury Mutual Fund	13,282	—	—	13,282

	Level 1	Level 2	Level 3	Total at December 31, 2020
Equity Security	$11	$—	$—	$11
Equity Mutual Fund	—	5,780	—	5,780
U.S. Treasury Mutual Fund	13,282	—	—	13,282

There were no transfers from Level 3 during the periods presented. The Company also has assets that may be subject to measurement at fair value on a non-recurring basis, including goodwill and intangible assets and other long-lived assets. There were no liabilities subject to fair value on a non-recurring or recurring basis as of March 31, 2021 or December 31, 2020.

As of March 31, 2021 and December 31, 2020, the Company had investments in two mutual funds. The Equity Mutual Fund noted above is invested in the Gabelli ABC Fund, and the U.S. Treasury Mutual Fund is invested in the Gabelli US Treasury Money Market Fund.

F.Inventories

Inventories are valued at the lower of cost or net realizable value using the FIFO (first-in, first-out) method. The Company reduces the value of its inventories to net realizable value when the net realizable value is believed to be less than the cost of the item. The reserve for excess and obsolete inventory as of March 31, 2021 and December 31, 2020 was $1,298,000 and $1,219,000, respectively.

Inventories are comprised of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$2,116	$2,080
Work in process	2,489	2,467
Finished goods	734	733
Total Inventories, net	$5,339	$5,280

G.	Intangible Assets

Intangible assets are recorded at cost less accumulated amortization which is included in engineering, selling and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. Amortization is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range up to 10 years. The intangible assets consist of intellectual property and goodwill. The net carrying value of the amortizable intangible assets was $268,000 and $287,000 as of March 31, 2021 and December 31, 2020, respectively. Goodwill, which is not amortizable, was $40,000 as of both March 31, 2021 and December 31, 2020.

H.	Stock-Based Compensation

Under the Company’s 2011 Incentive Plan, as amended, restricted stock and stock options have been awarded to certain employees as share-based compensation. Compensation expense is based on the grant-date fair value and recognized over the requisite service period.

As of December 31, 2020, there was approximately $415,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements, primarily related to restricted stock awards. In March 2021, 26,250 unvested restricted shares were forfeited; total unrecognized compensation expense amounted to $166,000 at March 31, 2021. This cost will be recognized over the weighted average remaining service period of these awards, 2.75 years for restricted stock and 1.5 years for stock options.

I.	Earnings Per Share

The Company computes earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of warrants, restricted stock, stock options and other potentially dilutive financial instruments, only in the periods in which the effects are dilutive.

For the three months ended March 31, 2021, there were warrants to purchase 1,051,664 shares of common stock and options to purchase 25,000 shares of common stock excluded from the diluted earnings per share computation. For the three months ended March 31, 2020, there were options to purchase 25,000 shares of common stock excluded from the diluted earnings per share computation.  The warrants and stock options were excluded because the impact of the assumed exercise of such warrants and stock options would have been anti-dilutive.

The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Weighted average shares outstanding - basic	5,272,204	5,052,184
Effect of diluted securities	78,367	45,695
Weighted average shares outstanding - diluted	5,350,571	5,097,879

J.	Stockholders’ Equity

On January 22, 2020, the Company entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time, in what is deemed to be an “at the market offering” (“ATM Offering”) through Jefferies, shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $15,000,000. Shares sold under the Sales Agreement are issued pursuant to the shelf registration statement on Form S-3 (File No. 333-235767), filed by the Company with the SEC on December 31, 2019, which was declared effective on January 8, 2020. The Company filed a prospectus supplement with the SEC on January 23, 2020 in connection with the offer and sale of the shares pursuant to the Sales Agreement. During February and March of 2020, 263,725 shares were sold under the Sales Agreement, at an average price per share of $13.65, generating net proceeds of approximately $3,492,000, after brokerage charges of $108,000 were deducted and paid to Jefferies. Form S-3 and at-the-market registration costs were approximately $238,000 and were charged to additional paid-in capital. The Sales Agreement and ATM Offering remain in effect in accordance with their terms.

K.	Income Taxes

The Company’s quarterly provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items within the period presented.  To determine the annual effective tax rate, the Company estimates both the total income (loss) before income taxes for the full year and the jurisdictions in which that income (loss) is subject to tax. The actual effective tax rate for the full year may differ from these estimates if income (loss) before income taxes is greater than or less than what was estimated or if the allocation of income (loss) to jurisdictions in which it is taxed is different from the estimated allocations.

The effective tax rate for the three months ended March 31, 2021 and March 31, 2020 was 18.2% and 22.8%, respectively. Differences between the Company’s effective income tax rate and the U.S. federal statutory rate are primarily the impact of state taxes, foreign taxes, non-deductible expenses and excess tax benefits or expense on share-based compensation.

L.	Segment Information

The Company has two reportable business segments, electronic components and electronic instruments. The electronic components segment is focused on the design, manufacture and marketing of highly-engineered, high reliability frequency and spectrum control products. These electronic components ensure reliability and security in aerospace and defense communications, low noise and base accuracy for laboratory instruments, and synchronous data transfers throughout the wireless and Internet infrastructure. The electronic instruments segment is focused on the design and manufacture of high performance Frequency and Time Reference Standards that form the basis for timing and synchronization in various applications.

Business segment information follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenues from Operations
Electronic components	$6,254	$8,276
Electronic instruments	282	342
Total consolidated revenues	$6,536	$8,618
Operating (Loss) Income
Electronic components	$349	$871
Electronic instruments	16	37
Unallocated corporate expense	(425)	(248)
Total operating (loss) income	(60)	660
Interest expense, net	(3)	—
Loss on equity investment in unconsolidated subsidiary	(76)	(39)
Other income (expense), net	172	(384)
Total other income (expense)	93	(423)
Income Before Income Taxes	$33	$237

Operating income is equal to revenues less cost of sales and operating expenses, excluding investment income, interest expense, loss on equity investment and income taxes.

M.	Domestic and Foreign Revenues

Significant foreign revenues from operations (10% or more of foreign sales) follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Malaysia	$609	$1,018
Hong Kong	189	246
All other foreign countries	550	822
Total foreign revenues	$1,348	$2,086
Total domestic revenue	$5,188	$6,532

The Company allocates its foreign revenue based on the customer's ship-to location.

N.	Contingencies

In the ordinary course of business, the Company and its subsidiaries may become defendants in certain product liability, patent infringement, worker claims and other litigation. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable.

O.	Leases

The Company leases certain manufacturing and office space and equipment. The Company determines if an arrangement is a lease at inception. A contract is, or contains, a lease if the contract conveys the right to control the use of identified property, plant or equipment (an identified asset) for a period of time in exchange for consideration. Amounts associated with operating leases, which are not short-term, are included in right-of-use lease assets, and other accrued expenses and long-term lease liabilities in the Company’s condensed consolidated balance sheet. Right-of-use lease assets represents the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the expected lease term. The Company uses its incremental borrowing rate at the lease commencement date in determining the present value of lease payments. Short-term leases with an initial term of 12 months or less are not recorded in the Company’s condensed consolidated balance sheets; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The Company leases certain property under operating leases with terms that range from one to five years. Certain of these leases have one or more options to renew, with renewal terms that can extend the lease term from one to 10 years or more, and the exercise of lease renewal options under these leases is at our sole discretion. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Future minimum lease payment obligations under operating leases are as follows (in thousands):

March 31, 2021
2021	$106
2022	113
2023	113
2024	113
2025	13
Total lease payments	458
Less: interest	(62)
Total lease payments	$396

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with the audited consolidated financial statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. The terms “we,” “us,” “our,” and the “Company” refer to The LGL Group, Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated financial statements and the notes thereto.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q of the Company and the Company's other communications and statements, other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about the Company's beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company's control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan," "target," "goal," and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. Therefore, such statements are not intended to be a guarantee of the Company's performance in future periods. The Company's actual future results may differ materially from those set forth in the Company's forward-looking statements. For information concerning these factors and related matters, see "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 29, 2021, this Quarterly Report on Form 10-Q and our other filings with the SEC. However, other factors besides those referenced could adversely affect the Company's results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Quarterly Report on Form 10-Q. The Company does not undertake to update any forward-looking statement, except as required by law. As a result, you should not place undue reliance on these forward-looking statements.

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

Results of Operations

Factors Which May Influence Results of Operations

We are not aware of any material trends or uncertainties, other than national economic conditions affecting our industry generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on our revenues or income other than those listed below and those listed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2020. However, due to the COVID-19 pandemic in the U.S. and globally, our business and operations have been impacted and may be further impacted, as further discussed below.

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

As a result of the COVID-19 pandemic, the Company’s operations in India were closed on March 23, 2020 and resumed limited operations on May 7, 2020 with a reduced level of staffing. By the end of June 2020, the Company’s India facilities were fully operational; however, the recent India COVID-19 surge does present a potential risk. Post COVID-19 revenue and bookings declined; and cost saving measures were taken but certain costs continue to be incurred to preserve manufacturing capabilities at the Company’s India and Yankton plants to manage risks, maintain flexibility and support customers. Despite the decline in revenue and bookings associated with the foregoing suspension of operations in India and other COVID-19 impacts on our business, the Company does not anticipate COVID-19 having a significant ongoing impact on the Company’s future results. However, the ultimate effect on our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, the success of actions taken to contain or treat COVID-19 including the widespread availability and use of effective vaccines, and reactions by consumers, companies, governmental entities and capital markets.

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

The Company has taken measures to protect the health and safety of our employees, work with our customers to minimize potential disruptions and support our community in addressing the challenges posed by this global pandemic. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our contracts in the expected timeframe, will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. Government, state and local government officials and international governments to prevent disease spread, all of which are uncertain and cannot be predicted.

An extended period of global supply chain disruption caused by the response to COVID-19 could impact our ability to perform on our contracts. To date, we have identified a number of suppliers that have potential delivery impacts due to COVID-19 and, if we are not able to implement alternatives or other mitigations, contract deliveries could be adversely impacted.

Delays in inspection, acceptance and payment by our customers, many of whom are teleworking, could also affect our sales and cash flows. This is particularly an issue with respect to classified work that is unable to be done remotely. Limitations on government operations can also impact regulatory approvals such as export licenses that are needed for international sales and deliveries. In addition, we could experience delays in new contract starts or awards of future work as well as the uncertain impact of contract modifications to respond to the national emergency. Government funding priorities may change as a result of the costs of the COVID-19 pandemic. If significant portions of our workforce are unable to work effectively, including because of illness, quarantines, absenteeism, government actions, facility closures, travel restrictions or other restrictions in connection with the COVID-19 pandemic, our operations will be impacted. We may be unable to perform fully on our contracts and our costs may increase as a result of the COVID-19 outbreak. These cost increases, including costs for employees whose jobs cannot be performed remotely, may not be fully recoverable under our contracts, or adequately covered by insurance. The impact of COVID-19 could worsen if there is an extended duration of any COVID-19 outbreak or a resurgence of COVID-19 infection in affected regions after they have begun to experience improvement.

COVID-19 has also led to disruption and volatility in the global capital markets, which depending on future developments could impact our capital resources and liquidity in the future. COVID-19 has also caused volatility in the equity capital markets. We are monitoring the impacts of COVID-19 on the fair value of our assets. While we do not currently anticipate any material impairments on our assets as a result of COVID-19, future changes in expectations for sales, earnings and cash flows related to intangible assets and goodwill below our current projections could cause these assets to be impaired. While these are our current assumptions, this is an emerging situation and these could change, which could affect our outlook

Backlog

As of March 31, 2021, our order backlog was $20,388,000, an increase of 3.0% from $19,801,000 at December 31, 2020 and a decrease of 9.6% compared to the backlog of $22,556,000 as of March 31, 2020. Quarterly bookings of $7,123,000 for the first quarter 2021 declined 23.5% below pre-COVID-19 first quarter 2020 levels. The decrease reflects the Company’s slower post-COVID-19 booking rate, particularly related to the avionics market. Quarterly bookings have been improving sequentially over the last few quarters but remain substantially below pre-COVID-19 levels. Improvement in new avionics bookings started this quarter, but deliveries are not being scheduled until early next year.

The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent which we have determined are firm orders likely to be fulfilled in the next 12 months.

Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any. We expect to fill substantially all of our order backlog within the next twelve months but cannot provide assurances as to what portion of the order backlog will be fulfilled in a given year.

Equity Investment in Unconsolidated Subsidiary

On November 6, 2019, the Company invested $3.35 million in LGL Systems Acquisition Holding Company, LLC, a partially owned subsidiary that serves as the Sponsor of LGL Systems Acquisition Corp., (“the SPAC” or “DFNS”). The SPAC is a publicly-traded company on the NYSE under the ticker symbol “DFNS” which was formed for the purpose of effecting a business combination in the aerospace, defense and communications industries. The Sponsor holds 100% of the SPAC’s Class B common shares, which are restricted and non-tradable, and 5,200,000 private warrants. The Sponsor purchased the private warrants in a private placement that closed simultaneously with the consummation of the SPAC’s initial public offering (“SPAC IPO”). Each private warrant is exercisable to purchase one share of common stock of the SPAC at an exercise price of $11.50 per share. The Company contributed 62.2% of the Sponsor’s risk capital to effect the SPAC IPO and holds a 43.57% membership interest in the Sponsor.

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

The Company subscribed to a $2.725 million investment into the Sponsor in March 2021 which it funded in May 2021. The investment will be part of the Sponsor syndication of $5.66 million organized to participate in a $125 million private placement (“PIPE”) purchase of 12,500,000 shares of DFNS Class A common stock.

The PIPE is in connection with the recent announcement by DFNS and IronNet Cybersecurity, Inc. (“IronNet”) of the definitive business combination agreement reached between IronNet and DFNS. The PIPE and business combination are expected to close in the third quarter of 2021, after the required approval by the shareholders of DFNS and the fulfillment of certain other conditions. While the syndicated PIPE investment increases the Company’s commitment to the pro forma IronNet company, its position is not expected to be material to the pro forma capitalization. Upon completion of the business combination, which is subject to regulatory and other approvals, the combined company will be renamed IronNet Cybersecurity, Inc. and will be listed on the NYSE and trade under the ticker symbol “IRNT”.

The Sponsor is managed by LGL Systems Nevada Management Partners LLC (“Nevada GP”), an affiliated entity deemed to be under the significant influence of Marc Gabelli, the Company’s non-executive Chairman of the Board, who is also a greater than 10% stockholder. The Company has determined that it is not the primary beneficiary of the Sponsor, as Nevada GP has the power to direct the activities of the Sponsor that most significantly impact the Sponsor’s economic performance through an operating agreement. The Company, therefore, accounts for the Sponsor under the equity method of accounting. For the three months ended March 31, 2021 and 2020, the Company recognized a loss on equity investment in unconsolidated subsidiary of $76,000 and $39,000, respectively. The Company has recognized a cumulative loss of $354,000 on its investment in the unconsolidated Sponsor as of March 31, 2021.

Three months ended March 31, 2021 compared to three months ended March 31, 2020

Consolidated Revenues and Gross Margin

Total revenues were $6,536,000, a decrease of $2,082,000, or 24.2%, from revenues of $8,618,000 for the three months ended March 31, 2020. Revenues were significantly impacted by the decline in the avionics market and the delay of orders from certain customers experiencing semiconductor component shortages.  The comparison also reflects the pre-COVID-19 conditions in all markets during the first quarter of 2020.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales as a percentage of revenues, decreased to 32.7% from 34.3% for the three months ended March 31, 2020. The decline reflects the temporary onshoring of production to our U.S. factories after last year’s COVID-19 shutdown in India and lower avionics volume at our Yankton plant, resulting in increased production costs. Cost saving measures have been taken, but certain costs continue to be incurred to preserve manufacturing capabilities at the Company’s India and Yankton plants.

Operating (Loss) Income

The Company reported an operating loss of $60,000 compared to operating income of $660,000 for the three months ended March 31, 2020. This $720,000 decline was largely due to the lower revenues.  The gross margin decline described above also contributed to the lower profitability.

Other Income (Expense), Net

Other income (expense), net was $172,000 compared to ($384,000) for the three months ended March 31, 2020. These balances are primarily comprised of unrealized gain (loss) from our investment portfolio and currency translation.

Income Tax Expense

We recorded a tax expense of $6,000 and $54,000 for the three months ended March 31, 2021 and 2020, respectively. The expense is based on an estimated annual effective tax rate across the jurisdictions in which we operate.

Net Income

Net income was $27,000, compared to $183,000 for the three months ended March 31, 2020.  The decrease reflects the lower revenue and reduced margins in comparison to those in the pre-COVID-19 first quarter of 2020.  Diluted net income per share for the three months ended March 31, 2021 and 2020 was $0.01 and $0.04, respectively.

Liquidity and Capital Resources

As of March 31, 2021 and December 31, 2020, cash and cash equivalents were $18,678,000 and $18,331,000, respectively. In the first quarter of 2020, we raised approximately $3,254,000 as a result of sales of securities under our ATM Offering.

Cash provided by operating activities for the three months ended March 31, 2021 and 2020 was $402,000 and $922,000, respectively. The $520,000 decrease was primarily due to the Company’s year-over-year reduction in net income of $156,000 and the favorable change in non-cash unrealized gain (loss) on marketable securities of $452,000.

Cash used in investing activities for the three months ended March 31, 2021 and 2020 was $55,000 and $56,000, respectively. The use of cash for the three months ended March 31, 2021 and 2020 was for capital expenditures.

For the three months ended March 31, 2021, no cash was provided by financing as compared to the three months ended March 31, 2020, when the Company received $3,254,000 from the first quarter 2020 sale of securities under our ATM Offering and $58,000 of proceeds from the exercise of stock options.

As of March 31, 2021, our consolidated working capital was $27,905,000 compared to $30,384,000 as of December 31, 2020. As of March 31, 2021, we had current assets of $34,213,000, current liabilities of $6,308,000 and a ratio of current assets to current liabilities of 5.42 to 1.00. As of December 31, 2020, we had current assets of $33,781,000, current liabilities of $3,397,000 and a ratio of current assets to current liabilities of 9.94 to 1.00. As more fully described in Note C to the accompanying unaudited condensed consolidated financial statements, the Company’s $2,725,000 subscription agreement with the Sponsor was executed in March 2021 and paid in May 2021.  The current ratio was negatively impacted by the subscription agreement liability and returned to more normal levels once funded. Management continues to focus on efficiently managing working capital requirements to match operating activity levels and will seek to deploy the Company’s working capital where it will generate the greatest returns.

The Company has a loan agreement for a revolving line of credit with Synovus Bank for up to $3.5 million bearing interest at the London Inter-bank Offered Rate (LIBOR) 30-day rate plus 2.50%, with a floor of 0.50%. The loan agreement has a maturity date of May 12, 2022 and contains certain financial covenants. Borrowings under the loan agreement are secured by all of the property of two of the Company’s subsidiaries, M-tron Industries, Inc. and Piezo Technology, Inc. At March 31, 2021, the Company had no borrowings outstanding under its revolving line of credit with Synovus Bank.

We believe that existing cash and cash equivalents, marketable securities, cash generated from operations and availability under our revolving credit agreement will provide sufficient liquidity to meet our ongoing working capital and capital expenditure requirements for the next 12 months from the date of this filing. However, we are continuing to monitor the outbreak of COVID-19 and its impact on our customers and suppliers, as well as our industry as a whole. To the extent that our customers and suppliers continue to be impacted by the COVID-19 outbreak, such impacts could materially disrupt our business.

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

Critical Accounting Policies

For a discussion of the Company’s critical accounting policies, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2021 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2021, were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.Legal Proceedings.

In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are subject.

Item 6.Exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 (and are numbered in accordance with Item 601 of Regulation S-K):

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

THE LGL GROUP, INC.
Date: May 12, 2021	By:	/s/ Mike J. Ferrantino
Mike J. Ferrantino
President and Chief Executive Officer (Principal Executive Officer)
Date: May 12, 2021	By:	/s/ James W. Tivy
James W. Tivy
Chief Financial Officer (Principal Financial Officer)