Form 10-Q
period 2021-06-30
LGL GROUP INC
filed 2021-08-11
CIK 61004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Yes  ☐    No  ☒

As of August 2, 2021, the registrant had 5,272,204 shares of common stock, $0.01 par value per share, outstanding.

THE LGL GROUP, INC.

Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2021

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except par value and share amounts)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$15,254	$18,331
Marketable securities	5,993	5,791
Accounts receivable, net of allowances of $196 and $189, respectively	4,654	4,122
Inventories, net	5,548	5,280
Prepaid expenses and other current assets	270	257
Total Current Assets	31,719	33,781
Property, plant and equipment:
Land	536	536
Buildings and improvements	4,822	4,810
Machinery and equipment	18,162	17,775
Gross property, plant and equipment	23,520	23,121
Less: accumulated depreciation	(20,568)	(20,336)
Net property, plant, and equipment	2,952	2,785
Right-of-use lease assets	362	422
Equity investment in unconsolidated subsidiary	5,045	3,072
Intangible assets, net	290	327
Deferred income taxes, net	2,996	3,052
Other assets	35	16
Total Assets	$43,399	$43,455
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	1,568	1,265
Accrued compensation and commissions	1,104	1,324
Other accrued expenses	610	808
Total Current Liabilities	3,282	3,397
Long-term lease liabilities	246	293
Total Liabilities	3,528	3,690
Contingencies (Note N)
Stockholders’ Equity
Common stock, $0.01 par value - 10,000,000 shares authorized; 5,383,300 shares issued and 5,272,204 shares outstanding at June 30, 2021, and 5,409,550 shares issued and 5,272,204 shares outstanding at December 31, 2020	53	53
Additional paid-in capital	45,574	45,477
Accumulated deficit	(5,176)	(5,185)
Treasury stock, 81,584 shares held in treasury at cost at June 30, 2021 and December 31, 2020	(580)	(580)
Total Stockholders' Equity	39,871	39,765
Total Liabilities and Stockholders' Equity	$43,399	$43,455

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES	$6,882	$7,059	$13,418	$15,677
Costs and expenses:
Manufacturing cost of sales	4,151	4,816	8,552	10,478
Engineering, selling and administrative	2,115	2,059	4,310	4,355
OPERATING INCOME	616	184	556	844
Other (expense) income:
Interest expense, net	(3)	(4)	(6)	(4)
Loss on equity investment in unconsolidated subsidiary	(676)	(100)	(752)	(139)
Other income (expense), net	70	232	242	(152)
Total other (expense) income, net	(609)	128	(516)	(295)
INCOME BEFORE INCOME TAXES	7	312	40	549
Income tax expense	25	57	31	111
NET (LOSS) INCOME	$(18)	$255	$9	$438
Basic per share information:
Weighted average shares outstanding	5,272,204	5,211,773	5,272,204	5,132,414
Net (loss) income	$0.00	$0.05	$0.00	$0.09
Diluted per share information:
Weighted average shares outstanding	5,272,204	5,245,162	5,337,986	5,170,740
Net (loss) income	$0.00	$0.05	$0.00	$0.08

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands, except share amounts)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
Balance at December 31, 2020	5,272,204	$53	$45,477	$(5,185)	$(580)	$39,765
Net income, Q1 2021	—	—	—	27	—	27
Stock-based compensation	—	—	78	—	—	78
Balance at March 31, 2021	5,272,204	$53	$45,555	$(5,158)	$(580)	$39,870
Net loss, Q2 2021	—	—	—	(18)	—	(18)
Stock-based compensation	—	—	19	—	—	19
Balance at June 30, 2021	5,272,204	$53	$45,574	$(5,176)	$(580)	$39,871

Balance at December 31, 2019	4,933,063	$50	$41,576	$(6,153)	$(580)	$34,893
Net income, Q1 2020	—	—	—	183	—	183
Exercise of stock options	14,000	—	58	—	—	58
At-the-market stock sales, net of costs of $346	263,725	3	3,251	—	—	3,254
Stock-based compensation	—	—	10	—	—	10
Balance at March 31, 2020	5,210,788	$53	$44,895	$(5,970)	$(580)	$38,398
Net income, Q2 2020	—	—	—	255	—	255
Exercise of stock options	1,266	—	5	—	—	5
Stock-based compensation	—	—	37	—	—	37
Balance at June 30, 2020	5,212,054	$53	$44,937	$(5,715)	$(580)	$38,695

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$9	$438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	233	224
Amortization of finite-lived intangible assets	38	37
Stock-based compensation	97	47
Loss from equity investment in unconsolidated subsidiary	752	139
Unrealized (gain) loss on marketable securities	(202)	107
Deferred income tax expense	56	112
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(532)	(25)
Increase in inventories, net	(268)	(2)
(Increase) decrease in prepaid expenses and other assets	(33)	179
Decrease in accounts payable, accrued compensation and commissions and other	(102)	(385)
Net cash provided by operating activities	48	871
INVESTING ACTIVITIES
Subscription agreement funding (Note C)	(2,725)	—
Capital expenditures	(400)	(105)
Net cash used in investing activities	(3,125)	(105)
FINANCING ACTIVITIES
Net proceeds from revolving credit agreement	—	103
Proceeds from at-the-market stock sales	—	3,254
Proceeds from stock option exercise	—	63
Net cash provided by financing activities	—	3,420
(Decrease) increase in cash and cash equivalents	(3,077)	4,186
Cash and cash equivalents at beginning of period	18,331	12,453
Cash and cash equivalents at end of period	$15,254	$16,639

Supplemental Disclosure:
Cash paid for income taxes	$30	$30

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

A.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and the instructions to Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021. The information included in this Form 10-Q should be read in conjunction with the information included in The LGL Group, Inc. (the “Company”, “we”, “our” or “us”) Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2021.

B.	Summary of Significant Accounting Polices

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries except its sole variable interest entity (“VIE”), LGL Systems Acquisition Holding Company, LLC (the “Sponsor”). The VIE serves as the sponsor to a special purpose acquisition company. Intercompany transactions and accounts have been eliminated in consolidation.

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

Income Taxes

The Company periodically undertakes a review of its valuation allowance, and it evaluates all positive and negative factors that may affect whether it is more likely than not that the Company would realize its future tax benefits from its deferred tax balances.

Impairment of Long-Lived Assets

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

During the three and six months ended June 30, 2021, we performed an assessment to determine if there were any indicators of impairment as a result of the operating conditions resulting from the coronavirus (“COVID-19”) pandemic. We concluded that, while there were events and circumstances in the macro-environment that did impact us, we did not experience any entity-specific indicators of asset impairment and no triggering events occurred. While we do not anticipate any material impairment of our assets in the future as a result of COVID-19, future changes in our projected results could alter that view.

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
C.	Equity Investment in Unconsolidated Subsidiary

On November 6, 2019, the Company invested $3.35 million in LGL Systems Acquisition Holding Company, LLC, a partially owned subsidiary that serves as the Sponsor of LGL Systems Acquisition Corp., (the “SPAC” or “DFNS”). The SPAC is a publicly-traded company on the New York Stock Exchange (“NYSE”) under the ticker symbol “DFNS” which was formed for the purpose of effecting a business combination in the aerospace, defense and communications industries. The Sponsor holds 100% of the SPAC’s Class B common shares, which are restricted and non-tradable, and 5,200,000 private warrants. The Sponsor purchased the private warrants in a private placement that closed simultaneously with the consummation of the SPAC’s initial public offering (“SPAC IPO”). Each private warrant is exercisable to purchase one share of common stock of the SPAC at an exercise price of $11.50 per share. The Company contributed 62.2% of the Sponsor’s risk capital to effect the SPAC IPO.

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

The Company also subscribed to a $2.725 million investment into the Sponsor in March 2021, which it funded in May 2021. The investment will be part of the Sponsor syndication of $5.66 million organized to participate in a $125 million private placement (“PIPE”) purchase of 12,500,000 shares of DFNS Class A common stock.

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

The Sponsor is managed by LGL Systems Nevada Management Partners LLC (“Nevada GP”), an affiliated entity deemed to be under the significant influence of Marc Gabelli, the Company’s non-executive Chairman of the Board, who is also a greater than 10% stockholder of the Company. The Company has determined that it is not the primary beneficiary of the Sponsor, as Nevada GP has the power to direct the activities of the Sponsor that most significantly impact the Sponsor’s economic performance through an operating agreement. The Company, therefore, accounts for the Sponsor under the equity method of accounting. For the six months ended June 30, 2021 and 2020, the Company recognized a loss on equity investment in unconsolidated subsidiary of $752,000 and $139,000, respectively. The Company has recognized a cumulative loss of $1,030,000 on its investment in the unconsolidated Sponsor as of June 30, 2021.

On April 12, 2021, the SEC’s Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “Staff Statement”) was released. The SPAC evaluated the applicability and impact of the Staff Statement on its historical financial statements that have been filed with the SEC and determined that restatement was required.  In the first quarter of 2021, the SPAC changed its accounting treatment for both its public and private warrants outstanding using liability classification instead of equity classification resulting in a mark to market warrant liability adjustment for each reporting period since issuance in 2019.  The Company reports its investment in the Sponsor under the equity method of accounting using hypothetical liquidation at book value (“HLBV”). HLBV determines the amount that would be received by the Company if the partnership were liquidated at book value at the end of each measurement period. The SPAC’s mark to market accounting adjustments for the warrant liability does not change the Company’s HLBV due to the warrants requiring no cash settlement as of December 31, 2020 under a hypothetical liquidation; therefore, the SPAC’s restatement did not impact the Company’s carrying amount of its equity investment in the Sponsor.

D.	Related Party Transactions

Certain balances held and invested in various mutual funds are managed by a related entity (the "Fund Manager"). Marc Gabelli currently serves as an executive officer of the Fund Manager. The brokerage and fund transactions in 2021 and 2020 were directed solely at the discretion of the Company’s management.

As of June 30, 2021, the balance with the Fund Manager totaled $16,540,000, including $10,557,000 which is classified within cash and cash equivalents on the accompanying unaudited condensed consolidated balance sheets and $5,983,000 which is classified within marketable securities on the accompanying unaudited condensed consolidated balance sheets. Amounts invested generated $203,000 and ($106,000) of realized and unrealized investment income (loss) during the six months ended June 30, 2021 and 2020, respectively, that is included within other income (expense), net on the accompanying unaudited condensed consolidated statements of operations. Fund management fees are anticipated to average less than 0.25% of the asset balances under management on an annual basis.

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

	Level 1	Level 2	Level 3	Total at June 30, 2021
Equity Security	$10	$—	$—	$10
Equity Mutual Fund	—	5,983	—	5,983
U.S. Treasury Mutual Fund	10,557	—	—	10,557

	Level 1	Level 2	Level 3	Total at December 31, 2020
Equity Security	$11	$—	$—	$11
Equity Mutual Fund	—	5,780	—	5,780
U.S. Treasury Mutual Fund	13,282	—	—	13,282

There were no transfers from Level 3 during the periods presented. The Company also has assets that may be subject to measurement at fair value on a non-recurring basis, including goodwill and intangible assets and other long-lived assets. There were no liabilities subject to fair value on a non-recurring or recurring basis as of June 30, 2021 or December 31, 2020.

As of June 30, 2021 and December 31, 2020, the Company had investments in two mutual funds. The Equity Mutual Fund noted above is invested in the Gabelli ABC Fund, and the U.S. Treasury Mutual Fund is invested in the Gabelli US Treasury Money Market Fund.

F.Inventories

Inventories are valued at the lower of cost or net realizable value using the FIFO (first-in, first-out) method. The Company reduces the value of its inventories to net realizable value when the net realizable value is believed to be less than the cost of the item. The reserve for excess and obsolete inventory as of June 30, 2021 and December 31, 2020 was $1,341,000 and $1,219,000, respectively.

Inventories are comprised of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$1,927	$2,080
Work in process	2,775	2,467
Finished goods	846	733
Total Inventories, net	$5,548	$5,280

G.	Intangible Assets

Intangible assets are recorded at cost less accumulated amortization which is included in engineering, selling and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. Amortization is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range up to 10 years. The intangible assets consist of intellectual property and goodwill. The net carrying value of the amortizable intangible assets was $250,000 and $287,000 as of June 30, 2021 and December 31, 2020, respectively. Goodwill, which is not amortizable, was $40,000 as of both June 30, 2021 and December 31, 2020.

H.	Stock-Based Compensation

Under the Company’s 2011 Incentive Plan, as amended, restricted stock and stock options have been awarded to certain employees as share-based compensation. Compensation expense is based on the grant-date fair value and recognized over the requisite service period.

As of December 31, 2020, there was approximately $415,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements, primarily related to restricted stock awards. In March 2021, 26,250 unvested restricted shares were forfeited; total unrecognized compensation expense amounted to $147,000 at June 30, 2021. This cost will be recognized over the weighted average remaining service period of these awards, 2.5 years for restricted stock and 1.3 years for stock options.

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

For both the three and six months ended June 30, 2021, there were warrants to purchase 1,051,664 shares of common stock and options to purchase 25,000 shares of common stock excluded from the diluted earnings per share computation. For both the three and six months ended June 30, 2020, there were options to purchase 25,000 shares of common stock excluded from the diluted earnings per share computation.  The warrants and stock options were excluded because the impact of the assumed exercise of such warrants and stock options would have been anti-dilutive.

The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average shares outstanding - basic	5,272,204	5,211,773	5,272,204	5,132,414
Effect of diluted securities	-	33,389	65,782	38,326
Weighted average shares outstanding - diluted	5,272,204	5,245,162	5,337,986	5,170,740

J.	Stockholders’ Equity

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

The effective tax rate for the six months ended June 30, 2021 and June 30, 2020 was 77.5% and 20.2%, respectively. Differences between the Company’s effective income tax rate and the U.S. federal statutory rate are primarily the impact of state taxes, foreign taxes, non-deductible expenses, excess tax benefits or expense on share-based compensation and research and development credits.

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

Business segment information follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues from Operations
Electronic components	$6,407	$6,769	$12,661	$15,045
Electronic instruments	475	290	757	632
Total consolidated revenues	$6,882	$7,059	$13,418	$15,677
Operating Income
Electronic components	$834	$314	$1,183	$1,185
Electronic instruments	102	37	118	74
Unallocated corporate expense	(320)	(167)	(745)	(415)
Total operating income	616	184	556	844
Interest expense, net	(3)	(4)	(6)	(4)
Loss on equity investment in unconsolidated subsidiary	(676)	(100)	(752)	(139)
Other income (expense), net	70	232	242	(152)
Total other (expense) income	(609)	128	(516)	(295)
Income Before Income Taxes	$7	$312	$40	$549

Operating income is equal to revenues less cost of sales and operating expenses, excluding investment income, interest expense, loss on equity investment and income taxes.
M.	Domestic and Foreign Revenues

Significant foreign revenues from operations (10% or more of foreign sales) follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Malaysia	$433	$563	$1,042	$1,581
Hong Kong	166	365	355	611
Germany	204	103	286	293
Australia	189	332	189	493
All other foreign countries	405	644	873	1,115
Total foreign revenues	$1,397	$2,007	$2,745	$4,093
Total domestic revenue	$5,485	$5,052	$10,673	$11,584

The Company allocates its foreign revenue based on the customer's ship-to location.
N.	Contingencies

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

Future minimum lease payment obligations under operating leases at June 30, 2021 are as follows (in thousands):

2021	$70
2022	113
2023	113
2024	113
2025	13
Total lease payments	422
Less: interest	(60)
Total lease payments	$362

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As a result of the COVID-19 pandemic, the Company’s operations in India were closed on March 23, 2020 and resumed limited operations on May 7, 2020 with a reduced level of staffing. By the end of June 2020, the Company’s India facilities were fully operational; however, the recent India COVID-19 surge does present a potential risk. Post COVID-19 revenue and bookings declined; and cost saving measures were taken. Despite the decline in revenue and bookings associated with the foregoing suspension of operations in India and other COVID-19 impacts on our business, the Company does not anticipate COVID-19 having a significant ongoing impact on the Company’s future results. However, the ultimate effect on our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, the success of actions taken to contain or treat COVID-19 and its variants including the widespread availability and use of effective vaccines, and reactions by consumers, companies, governmental entities and capital markets.

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

Backlog

As of June 30, 2021, our order backlog was $21,347,000, an increase of 7.8% from $19,801,000 at December 31, 2020 and a decrease of 5.1% compared to the backlog of $22,496,000 as of June 30, 2020. Quarterly bookings of $7,841,000 for the second quarter 2021 increased 12.0% above 2020 levels. Bookings have shown sequential improvement, from $7,123,000 last quarter and $5,759,000 in the fourth quarter of 2020, but remain substantially below pre-COVID-19 levels. Improvement in new avionics bookings started last quarter, but deliveries are not being scheduled until early next year; quarterly space market orders also trended upward during 2021.

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

Equity Investment in Unconsolidated Subsidiary

On November 6, 2019, the Company invested $3.35 million in LGL Systems Acquisition Holding Company, LLC, a partially owned subsidiary that serves as the Sponsor of LGL Systems Acquisition Corp., (the “SPAC” or “DFNS”). The SPAC is a publicly-traded company on the NYSE under the ticker symbol “DFNS” which was formed for the purpose of effecting a business combination in the aerospace, defense and communications industries. The Sponsor holds 100% of the SPAC’s Class B common shares, which are restricted and non-tradable, and 5,200,000 private warrants. The Sponsor purchased the private warrants in a private placement that closed simultaneously with the consummation of the SPAC’s initial public offering (“SPAC IPO”). Each private warrant is exercisable to purchase one share of common stock of the SPAC at an exercise price of $11.50 per share. The Company contributed 62.2% of the Sponsor’s risk capital to effect the SPAC IPO and holds a 43.57% membership interest in the Sponsor.

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

The Company also subscribed to a $2.725 million investment into the Sponsor in March 2021, which it funded in May 2021. The investment will be part of the Sponsor syndication of $5.66 million organized to participate in a $125 million private placement (“PIPE”) purchase of 12,500,000 shares of DFNS Class A common stock.

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

The Sponsor is managed by LGL Systems Nevada Management Partners LLC (“Nevada GP”), an affiliated entity deemed to be under the significant influence of Marc Gabelli, the Company’s non-executive Chairman of the Board, who is also a greater than 10% stockholder of the Company. The Company has determined that it is not the primary beneficiary of the Sponsor, as Nevada GP has the power to direct the activities of the Sponsor that most significantly impact the Sponsor’s economic performance through an operating agreement. The Company, therefore, accounts for the Sponsor under the equity method of accounting. For the six months ended June 30, 2021 and 2020, the Company recognized a loss on equity investment in unconsolidated subsidiary of $752,000 and $139,000, respectively. The increase represents legal and other costs related to the planned third quarter DFNS and IronNet business combination. The Company has recognized a cumulative loss of $1,030,000 on its investment in the unconsolidated Sponsor as of June 30, 2021.

Three months ended June 30, 2021 compared to three months ended June 30, 2020

Consolidated Revenues and Gross Margin

Total revenues were $6,882,000, or 2.5% below revenues of $7,059,000 for the three months ended June 30, 2020. The decline in shipments to the avionics market was mostly offset by strong space business performance.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales as a percentage of revenues, improved to 39.7% from 31.8% for the three months ended June 30, 2020. Margin improvement was from favorable product mix and cost reductions including the elimination of certain previously required redundancies to preserve manufacturing capabilities in response to the COVID-19 impacts on our business. The Company’s India operation was shut down for five weeks during the second quarter of 2020.

Operating Income

The Company reported operating income of $616,000 compared to $184,000 for the three months ended June 30, 2020 reflecting the margin improvement.

Loss on Equity Investment in Unconsolidated Subsidiaries

The Company recognized a loss on equity investment in unconsolidated subsidiary of $676,000 compared to $100,000 for three months ended June 30, 2020. The increase reflects the impact of SPAC legal and other costs related to the planned third quarter DFNS and IronNet business combination.

Other Income (Expense), Net

Other income (expense), net was $70,000 compared to $232,000 for the three months ended June 30, 2020. These balances are primarily comprised of unrealized gains from our investment portfolio.

Income Tax Expense

We recorded a tax expense of $25,000 and $57,000 for the three months ended June 30, 2021 and 2020, respectively. The expense is based on an estimated annual effective tax rate across the jurisdictions in which we operate.

Net (Loss) Income

Net loss was $18,000, compared to net income of $255,000 for the three months ended June 30, 2020.  The decrease reflects the aforementioned business combination related costs, lower investment portfolio gains partly offset by improved operating income in comparison to the second quarter of 2020.  Diluted net (loss) income per share for the three months ended June 30, 2021 and 2020 was $0.00 and $0.05, respectively.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

Consolidated Revenues and Gross Margin

Total revenues were $13,418,000, a decrease of $2,259,000, or 14.4%, from revenues of $15,677,000 for the six months ended June 30, 2020. Revenues were significantly impacted by the decline in shipments to the avionics market but benefited from strong space business performance. The comparison also reflects the pre-COVID-19 conditions during the first quarter of 2020.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales as a percentage of revenues, improved to  36.3% from 33.2% for the six months ended June 30, 2020. Margin improvement was from favorable product mix and cost reductions including the elimination of certain previously required redundancies to preserve manufacturing capabilities in response to the COVID-19 impacts on our business. The Company’s India operation was shut down for over six weeks in the first half of 2020.

Operating Income

The Company reported operating income of $556,000 compared to $844,000 for the six months ended June 30, 2020. This decline was due to the reduced revenues somewhat offset by the above-described profitability improvements.

Loss on Equity Investment in Unconsolidated Subsidiaries

The Company recognized a loss on equity investment in unconsolidated subsidiary of $752,000 compared to $139,000 for the six months ended June 30, 2020. The increase reflects the impact of SPAC legal and other costs related to the planned third quarter DFNS and IronNet business combination.

Other Income (Expense), Net

Other income (expense), net was $242,000 compared to ($152,000) for the six months ended June 30, 2020. These balances are comprised of gain (loss) from our investment portfolio and, to a lesser extent, currency translation.

Income Tax Expense

We recorded a tax expense of $31,000 and $111,000 for the six months ended June 30, 2021 and 2020, respectively. The expense is based on an estimated annual effective tax rate across the jurisdictions in which we operate.

Net Income

Net income was $9,000, compared to $438,000 for the six months ended June 30, 2020. The lower profitability reflects the aforementioned business combination related costs, partly offset by improved operating income and portfolio investment performance as compared to the six months ended June 30, 2020.  Diluted net income per share for the six months ended June 30, 2021 and 2020 was $0.00 and $0.08, respectively.

Liquidity and Capital Resources

As of June 30, 2021 and December 31, 2020, cash and cash equivalents were $15,254,000 and $18,331,000, respectively. In the first quarter of 2020, we raised approximately $3,254,000 as a result of sales of securities under our ATM Offering.  In the second quarter 2021, we funded $2,725,000 for the Sponsor’s PIPE investment related to the SPAC.

Cash provided by operating activities for the six months ended June 30, 2021 and 2020 was $48,000 and $871,000, respectively. The $823,000 decrease was primarily due to the Company’s year-over-year reduction in net income of $429,000 and the unfavorable changes in working capital accounts of $702,000.

Cash used in investing activities for the six months ended June 30, 2021 and 2020 was $3,125,000 and $105,000, respectively. The $3,020,000 increase reflects $2,725,000 of funding for the Company’s PIPE subscription agreement in connection with the planned third quarter DFNS and IronNet business combination and $295,000 of higher capital expenditures for production equipment to improve cost and efficiency.

For the six months ended June 30, 2021, no cash was provided by financing activities as compared to the six months ended June 30, 2020, when the Company received $3,254,000 from the first quarter 2020 sale of securities under our ATM Offering, $103,000 from revolving credit agreement borrowings and $63,000 of proceeds from the exercise of stock options.

As of June 30, 2021, our consolidated working capital was $28,437,000 compared to $30,384,000 as of December 31, 2020. As of June 30, 2021, we had current assets of $31,719,000, current liabilities of $3,282,000 and a ratio of current assets to current liabilities of 9.66 to 1.00. As of December 31, 2020, we had current assets of $33,781,000, current liabilities of $3,397,000 and a ratio of current assets to current liabilities of 9.94 to 1.00. As more fully described in Note C to the accompanying unaudited condensed consolidated financial statements, the Company’s $2,725,000 subscription agreement with the Sponsor was executed in March 2021 and paid in May 2021. Management continues to focus on efficiently managing working capital requirements to match operating activity levels and will seek to deploy the Company’s working capital where it will generate the greatest returns.

The Company has a loan agreement for a revolving line of credit with Synovus Bank for up to $3.5 million bearing interest at the London Inter-bank Offered Rate (LIBOR) 30-day rate plus 2.50%, with a floor of 0.50%. The loan agreement has a maturity date of May 12, 2022 and contains certain financial covenants. Borrowings under the loan agreement are secured by all of the property of two of the Company’s subsidiaries, M-tron Industries, Inc. and Piezo Technology, Inc. At June 30, 2021, the Company had no borrowings outstanding under its revolving line of credit with Synovus Bank.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2021 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2021, were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.Legal Proceedings.

In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are subject.

Item 6.Exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

3.1	Certificate of Incorporation of The LGL Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2007).
3.2	The LGL Group, Inc. By-Laws (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on August 31, 2007).
3.3	The LGL Group, Inc. Amendment No. 1 to By-Laws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on June 17, 2014).
3.4	The LGL Group, Inc. Amendment No. 2 to By-Laws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on February 21, 2020).
3.5	The LGL Group, Inc. Amendment No. 3 to By-Laws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on February 26, 2020).
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

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

THE LGL GROUP, INC.
Date: August 11, 2021	By:	/s/ Mike J. Ferrantino
Mike J. Ferrantino
President and Chief Executive Officer (Principal Executive Officer)
Date: August 11, 2021	By:	/s/ James W. Tivy
James W. Tivy
Chief Financial Officer (Principal Financial Officer)