Form 10-Q
period 2021-09-30
LGL GROUP INC
filed 2021-11-15
CIK 61004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Yes  ☐    No  ☒

As of November 1, 2021, the registrant had 5,280,204 shares of common stock, $0.01 par value per share, outstanding.

THE LGL GROUP, INC.

Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2021

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except par value and share amounts)

	September 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$15,593	$18,331
Marketable securities	50,828	5,791
Accounts receivable, net of allowances of $190 and $189, respectively	5,031	4,122
Inventories, net	5,260	5,280
Prepaid expenses and other current assets	414	257
Total Current Assets	77,126	33,781
Property, plant and equipment:
Land	536	536
Buildings and improvements	4,869	4,810
Machinery and equipment	18,475	17,775
Gross property, plant and equipment	23,880	23,121
Less: accumulated depreciation	(20,697)	(20,336)
Net property, plant, and equipment	3,183	2,785
Right-of-use lease assets	324	422
Equity investment in unconsolidated subsidiary	—	3,072
Intangible assets, net	271	327
Deferred income tax asset	20	3,052
Other assets	7	16
Total Assets	$80,931	$43,455
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	1,388	1,265
Accrued compensation and commissions	994	1,324
Other accrued expenses	574	808
Total Current Liabilities	2,956	3,397
Deferred income tax liability	6,057	—
Long-term lease liabilities	217	293
Total Liabilities	9,230	3,690
Contingencies (Note O)
Stockholders’ Equity
Common stock, $0.01 par value - 10,000,000 shares authorized; 5,391,300 shares issued and 5,280,204 shares outstanding at September 30, 2021, and 5,409,550 shares issued and 5,272,204 shares outstanding at December 31, 2020	53	53
Additional paid-in capital	45,624	45,477
Retained earnings (accumulated deficit)	26,604	(5,185)
Treasury stock, 81,584 shares held in treasury at cost at September 30, 2021 and December 31, 2020	(580)	(580)
Total Stockholders' Equity	71,701	39,765
Total Liabilities and Stockholders' Equity	$80,931	$43,455

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES	$7,501	$8,071	$20,919	$23,748
Costs and expenses:
Manufacturing cost of sales	4,782	5,203	13,334	15,681
Engineering, selling and administrative	3,465	2,159	7,775	6,514
OPERATING (LOSS) INCOME	(746)	709	(190)	1,553
Other (expense) income:
Interest expense, net	(3)	(3)	(9)	(7)
Gain (loss) on equity investment in unconsolidated subsidiary	60,205	(61)	59,453	(200)
Unrealized (loss) gain on marketable securities	(18,867)	122	(18,665)	15
Other income (expense), net	240	33	280	(12)
Total other income (expense), net	41,575	91	41,059	(204)
INCOME BEFORE INCOME TAXES	40,829	800	40,869	1,349
Income tax expense	9,049	171	9,080	282
NET INCOME	$31,780	$629	$31,789	$1,067
Basic per share information:
Weighted average shares outstanding	5,273,786	5,212,652	5,273,263	5,159,452
Net income	$6.03	$0.12	$6.03	$0.21
Diluted per share information:
Weighted average shares outstanding	5,325,815	5,251,078	5,334,534	5,195,754
Net income	$5.97	$0.12	$5.96	$0.21

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands, except share amounts)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total
Balance at December 31, 2020	5,272,204	$53	$45,477	$(5,185)	$(580)	$39,765
Net income, Q1 2021	—	—	—	27	—	27
Stock-based compensation	—	—	78	—	—	78
Balance at March 31, 2021	5,272,204	$53	$45,555	$(5,158)	$(580)	$39,870
Net loss, Q2 2021	—	—	—	(18)	—	(18)
Stock-based compensation	—	—	19	—	—	19
Balance at June 30, 2021	5,272,204	$53	$45,574	$(5,176)	$(580)	$39,871
Net income, Q3 2021	—	—	—	31,780	—	31,780
Exercise of stock options	8,000	—	31	—	—	31
Stock-based compensation	—	—	19	—	—	19
Balance at September 30, 2021	5,280,204	$53	$45,624	$26,604	$(580)	$71,701

Balance at December 31, 2019	4,933,063	$50	$41,576	$(6,153)	$(580)	$34,893
Net income, Q1 2020	—	—	—	183	—	183
Exercise of stock options	14,000	—	58	—	—	58
At-the-market stock sales, net of costs of $346	263,725	3	3,251	—	—	3,254
Stock-based compensation	—	—	10	—	—	10
Balance at March 31, 2020	5,210,788	$53	$44,895	$(5,970)	$(580)	$38,398
Net income, Q2 2020	—	—	—	255	—	255
Exercise of stock options	1,266	—	5	—	—	5
Stock-based compensation	—	—	37	—	—	37
Balance at June 30, 2020	5,212,054	$53	$44,937	$(5,715)	$(580)	$38,695
Net income, Q3 2020	—	—	—	629	—	629
Exercise of stock options	1,266	—	5	—	—	5
Stock-based compensation	—	—	57	—	—	57
Balance at September 30, 2020	5,213,320	$53	$44,999	$(5,086)	$(580)	$39,386

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$31,789	$1,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	361	336
Amortization of finite-lived intangible assets	56	56
Stock-based compensation	116	104
(Gain) loss on equity investment in unconsolidated subsidiary	(59,453)	200
Unrealized loss (gain) on marketable securities	18,665	(15)
Non-cash donation of IRNT common stock, net of realized gain	1,060	—
Deferred income tax expense	9,089	261
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(909)	(199)
Decrease in inventories, net	20	586
(Increase) decrease in prepaid expenses and other assets	(148)	179
Decrease in accounts payable, accrued compensation and commissions and other	(419)	(745)
Net cash provided by operating activities	227	1,830
INVESTING ACTIVITIES
Subscription agreement funding	(2,725)	—
Capital expenditures	(759)	(329)
Proceeds from sale of marketable securities	758	—
Purchase of marketable securities	(270)	—
Net cash used in investing activities	(2,996)	(329)
FINANCING ACTIVITIES
Proceeds from at-the-market stock sales	—	3,254
Proceeds from stock option exercise	31	68
Net cash provided by financing activities	31	3,322
(Decrease) increase in cash and cash equivalents	(2,738)	4,823
Cash and cash equivalents at beginning of period	18,331	12,453
Cash and cash equivalents at end of period	$15,593	$17,276

Noncash Investing Activity:
Distribution of IRNT securities by Sponsor (unconsolidated subsidiary)	$65,250	$—

Supplemental Disclosure:
Interest paid	$—	$3
Income taxes paid	$40	$56

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

A.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and the instructions to Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021. The information included in this Form 10-Q should be read in conjunction with the information included in The LGL Group, Inc. (the “Company”, “LGL”, “we”, “our” or “us”) Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2021.

B.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries except its sole variable interest entity (“VIE”), LGL Systems Acquisition Holding Company, LLC (the “Sponsor”). The VIE served as the sponsor to a special purpose acquisition company, LGL Systems Acquisition Corp. (the “SPAC” or “DFNS”). The SPAC completed a merger with its target company, IronNet Cybersecurity, Inc., on August 26, 2021 and changed its name to Iron Net, Inc. (“IronNet” or “IRNT”) (the “IronNet Business Combination”). IronNet is a publicly-traded company on the New York Stock Exchange (“NYSE”) under the ticker symbol “IRNT.” Intercompany transactions and accounts have been eliminated in consolidation.

VIE: Our sole interest in a VIE, the Sponsor, has been accounted for under the equity method of accounting and not consolidated.  Determining whether to consolidate a VIE requires judgement in assessing whether an entity is a VIE and if we are the entity’s primary beneficiary. If we are the primary beneficiary of a VIE, we are required to consolidate it. To determine if we are the primary beneficiary, we evaluate whether we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our evaluation included identification of significant activities and an assessment of our ability to direct those activities, based on operating and other legal agreements as well as governance provisions. As a result of our review, we concluded that we were not the primary beneficiary of the VIE and that consolidation was not warranted.

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

Equity-Method Investments:  When the Company does not have a controlling financial interest in an entity but can exert significant influence over the entity’s operating and financial policies, the investment is accounted for either (i) under the equity method of accounting or (ii) at fair value by electing the fair value option available under GAAP. Significant influence generally exists when the Company owns 20% to 50% of the entity’s common stock or in-substance common stock. In applying the equity method, we record the investment at cost and subsequently increase or decrease the carrying amount of the investment by our proportionate share of earnings or losses of the investee. We record dividends or other equity distributions as reductions in the carrying value of the investment.

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

The Company provides disaggregated revenue details by segment in Note M – Segment Information, and geographic markets in Note N – Domestic and Foreign Revenues.

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

During the three and nine months ended September 30, 2021, we performed an assessment to determine if there were any indicators of impairment as a result of the operating conditions resulting from the coronavirus (“COVID-19”) pandemic. We concluded that, while there were events and circumstances in the macro-environment that did impact us, we did not experience any entity-specific indicators of asset impairment and no triggering events occurred. While we do not anticipate any material impairment of our assets in the future as a result of COVID-19, future changes in our projected results could alter that view.

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
C.	Equity Investment in Unconsolidated Subsidiary

The Company invested $6.1 million in a partnership LGL Systems Acquisition Holdings, LLC that served as the Sponsor of a NYSE listed special purpose acquisition company (“SPAC”). On September 14, 2021, as a result of this investment, the Company received 1,572,529 IRNT common shares and 2,065,000 IRNT private warrants exchangeable into IRNT common stock, representing an aggregate fair value of $65.3 million. While LGL continues to hold a partnership interest in LGL Systems Acquisition Holding Company, LLC, it is expected to be immaterial. See Note D - Marketable Securities for the basis of determining the fair value of the securities received.

For the nine months ended September 30, 2021 and 2020, the Company recognized a gain (loss) on equity investment in unconsolidated subsidiary of $59,453,000 and ($200,000), respectively, for its share of the Sponsor’s gains and losses through the September 14, 2021 distribution of IRNT common shares and private warrants. The Company’s cumulative Sponsor gain recognized as of September 30, 2021 amounted to $59,175,000.

Subsequent to the September 14, 2021 Sponsor distribution, the Company’s IRNT common stock and warrants have been classified as marketable securities, under ASC 321, Investments – Equity Securities (“ASC 321”), with the change in fair value from the date of distribution reported as an unrealized gain or loss. The IRNT common stock is marked to market at September 30, 2021 based on its publicly quoted market price adjusted for liquidity, when applicable. A Monte Carlo simulation model was used to estimate the market price of the IRNT private warrants.

On April 12, 2021, the SEC’s Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “Staff Statement”) was released. The SPAC evaluated the applicability and impact of the Staff Statement on its historical financial statements that have been filed with the SEC and determined that restatement was required. In the first quarter of 2021, the SPAC changed its accounting treatment for both its public and private warrants outstanding using liability classification instead of equity classification resulting in a mark to market warrant liability adjustment for each reporting period since issuance in 2019. As previously discussed, prior to the IronNet Business Combination, the Company reported its investment in the Sponsor under the equity method of accounting using HLBV. The SPAC’s mark to market accounting adjustments for the warrant liability did not change the Company’s HLBV due to the warrants requiring no cash settlement as of December 31, 2020 under a hypothetical liquidation; therefore, the SPAC’s restatement did not impact the Company’s carrying amount of its equity investment in the Sponsor.

D. Marketable Securities

The Company accounts for equity securities under ASC 321. Such securities are reported at fair value on the condensed consolidated balance sheets, and the related unrealized gains and losses are reported in the condensed consolidated statements of cash flows as a non-cash activity. Any unrealized appreciation or depreciation on investment securities is reported in the condensed consolidated statements of operations as an unrealized gain or loss on marketable securities. During the nine months ended September 30, 2021 and 2020, unrealized (loss) gain on marketable securities was ($18,665,000) and $15,000, respectively.

Details of marketable securities held at September 30, 2021 are as follows (in thousands):

			Cumulative
			Unrealized
IronNet Securities:	Fair Value	Basis	(Loss) Gain
1,250,000 restricted common shares	$19,390	$26,501	$(7,111)
272,529 PIPE related common shares	4,647	6,185	(1,538)
2,065,000 private warrants	20,374	31,504	(11,130)
	44,411	64,190	(19,779)
Equity funds and other securities	6,417	5,181	1,236
	$50,828	$69,371	$(18,543)

The IRNT securities were received by the Company as a result of the previously discussed Sponsor distribution. The fair value of these shares determined at the date of distribution represents the basis of these securities.

As a result of the IronNet Business Combination and LGL’s investment in the SPAC sponsor, LGL Systems Acquisition Holding Company, LLC, LGL was distributed 2,065,000 IRNT private warrants and 1,572,529 common shares on September 14, 2021. Of these common shares, 1,300,000 shares are restricted from sale for at least six months from the date of closing and are subject to the applicable shareholder lock-up agreements. In an effort to continue its stakeholder responsibilities in the context of global corporate citizenship, the Company made a charitable gift on September 28, 2021 of 50,000 of these IRNT shares (see Note Q - Donation), leaving 1,250,000 IRNT restricted common shares outstanding at September 30, 2021. The fair value of these shares was determined by applying a discount for lack of marketability to the publicly quoted market price of IRNT common stock. The 272,529 PIPE related IRNT common shares and 2,065,000 private warrants were subject to trading restrictions upon distribution until the registration statement became effective on September 30, 2021. In determining the fair value of the PIPE related shares, the publicly quoted market price was used at September 30, 2021.

The 2,065,000 IRNT private warrants are exercisable to purchase one share of IRNT common stock at an exercise price of $11.50 per share and have a contractual term of five years from the date of the IronNet Business Combination along with other terms and conditions including a cashless exercise alternative which LGL elected to pursue on October 1, 2021, receiving 1,271,406 IRNT freely-tradable common shares as a result of such exercise (see Note R – Subsequent Events).  The Company utilized a Monte Carlo simulation model to determine the fair value of the private warrants at September 30, 2021. Key assumptions used in the Monte Carlo model are assumptions related to expected stock-price volatility, risk-free interest rate and dividend yield. The estimated stock-price volatility of IRNT common stock was based on the historical volatility of select peer companies. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

E.	Related Party Transactions

Certain balances held and invested in various mutual funds are managed by a related entity (the "Fund Manager"). The brokerage and fund transactions in 2021 and 2020 were directed solely at the discretion of the Company’s management.

As of September 30, 2021, the balance with the Fund Manager totaled $15,511,000, including $9,557,000 which is classified within cash and cash equivalents on the accompanying condensed consolidated balance sheets and $5,954,000 which is classified within marketable securities on the accompanying condensed consolidated balance sheets. Amounts invested generated $174,000 and $15,000 of unrealized investment income during the nine months ended September 30, 2021 and 2020, respectively. Fund management fees are anticipated to average less than 0.25% of the asset balances under management on an annual basis.

As of December 31, 2020, the balance with the Fund Manager totaled $19,062,000, including $13,282,000 which is classified within cash and cash equivalents on the accompanying condensed consolidated balance sheets, and $5,780,000 which is classified as marketable securities on the accompanying condensed consolidated balance sheets.

Members of our board of directors including Marc Gabelli, John Mega, Timothy Foufas, Manjit Kalha and Michael Ferrantino, and members of our management Patrick Huvane and Michael Ferrantino, are members of the Sponsor. Robert LaPenta was a member of our board of directors until his resignation on September 27, 2021, as he joined IronNet as a board member upon the IRNT Business Combination. Robert LaPenta remains a passive member of the SPAC Sponsor. All except Mr. Kalha also served in various capacities of the SPAC but have all since resigned from the SPAC as of September 29, 2021. Prior to resignation, John Mega was President of the SPAC; Timothy Foufas was Chief Operating Officer of the SPAC; Robert LaPenta was Co-Chief Executive Officer and Chief Financial Officer of the SPAC; Mr. Gabelli was the Chairman and Co-Chief Executive Officer of the SPAC, Michael Ferrantino was a SPAC board member and Patrick Huvane was a SPAC officer. Mr. Foufas, Mr. Huvane and Mr. Gabelli are managing members of the Sponsor. Mr. Huvane became a managing member on September 27, 2021.

F.	Fair Value Measurements

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

Assets

To estimate the market value of its cash and cash equivalents and marketable securities, the Company obtains current market pricing from quoted market sources or uses pricing for identical securities adjusted for liquidity, when applicable. The Company uses a Monte Carlo simulation model to estimate the market price of its private warrants. Assets measured at fair value on a recurring basis are summarized below (in thousands).

	Level 1	Level 2	Level 3	Total at September 30, 2021
Equity Security	$5,110	$19,390	$—	$24,500
Equity Mutual Fund	—	5,954	—	5,954
Warrants	—	—	20,374	20,374
U.S. Treasury Mutual Fund	9,557	—	—	9,557

	Level 1	Level 2	Level 3	Total at December 31, 2020
Equity Security	$11	$—	$—	$11
Equity Mutual Fund	—	5,780	—	5,780
U.S. Treasury Mutual Fund	13,282	—	—	13,282

There were no transfers from Level 3 during the periods presented. The Company also has assets that may be subject to measurement at fair value on a non-recurring basis, including goodwill and intangible assets and other long-lived assets. There were no liabilities subject to fair value on a non-recurring or recurring basis as of September 30, 2021 or December 31, 2020.

As of September 30, 2021 and December 31, 2020, the Company had investments in two mutual funds. The Equity Mutual Fund noted above is invested in the Gabelli ABC Fund, and the U.S. Treasury Mutual Fund is invested in the Gabelli US Treasury Money Market Fund.

The Company utilizes a Level 2 category fair value measurement to value its investment in certain IronNet common stock holdings. Although IronNet common stock has a quoted price in active markets, a portion of it related to our 1,250,000 restricted IRNT shares is classified as a Level 2 asset as there is a discount associated with its lack of marketability. The 272,529 PIPE related IRNT shares are not subject to selling restrictions as of September 30, 2021, the date on which the IronNet registration statement became effective, and are included in the Level 1 category.

The 2,065,000 IronNet warrants received as part of the Sponsor’s distribution are classified as Level 3 assets since the warrants are valued using a Monte Carlo fair value pricing model.

See Note D – Marketable Securities for additional details of the valuation methodology for these securities.

G.Inventories

Inventories are valued at the lower of cost or net realizable value using the FIFO (first-in, first-out) method. The Company reduces the value of its inventories to net realizable value when the net realizable value is believed to be less than the cost of the item. The reserve for excess and obsolete inventory as of September 30, 2021 and December 31, 2020 was $1,384,000 and $1,219,000, respectively.

Inventories are comprised of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$1,984	$2,080
Work in process	2,485	2,467
Finished goods	791	733
Total Inventories, net	$5,260	$5,280

H.	Intangible Assets

Intangible assets are recorded at cost less accumulated amortization which is included in engineering, selling and administrative expenses on the accompanying condensed consolidated statements of operations. Amortization is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range up to 10 years. The intangible assets consist of intellectual property and goodwill. The net carrying value of the amortizable intangible assets was $231,000 and $287,000 as of September 30, 2021 and December 31, 2020, respectively. Goodwill, which is not amortizable, was $40,000 as of both September 30, 2021 and December 31, 2020.
I.	Stock-Based Compensation

Under the Company’s 2011 Incentive Plan, as amended, restricted stock and stock options have been awarded to certain employees as share-based compensation. Compensation expense is based on the grant-date fair value and recognized over the requisite service period.

As of December 31, 2020, there was approximately $415,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements, primarily related to restricted stock awards. In March 2021, 26,250 unvested restricted shares were forfeited; total unrecognized compensation expense amounted to $127,000 at September 30, 2021. This cost will be recognized over the weighted average remaining service period of these awards, 2.25 years for restricted stock and 1.1 years for stock options.

J.	Earnings Per Share

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

For both the three and nine months ended September 30, 2021, there were warrants to purchase 1,051,664 shares of common stock and options to purchase 25,000 shares of common stock excluded from the diluted earnings per share computation. For both the three and nine months ended September 30, 2020, there were options to purchase 25,000 shares of common stock excluded from the diluted earnings per share computation. The warrants and stock options were excluded because the impact of the assumed exercise of such warrants and stock options would have been anti-dilutive.

The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average shares outstanding - basic	5,273,786	5,212,652	5,273,263	5,159,452
Effect of diluted securities	52,029	38,426	61,271	36,302
Weighted average shares outstanding - diluted	5,325,815	5,251,078	5,334,534	5,195,754

K.	Stockholders’ Equity

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

L.	Income Taxes

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

During the third quarter, the Company released its valuation allowance over a portion of its deferred tax assets as the deferred tax assets became more likely than not to be realized from expected gains on IRNT share sales which occurred subsequent to the quarter-end.

We recognize tax benefits related to uncertain tax positions only if it is more likely than not that the tax position will be sustained upon examination by taxing authorities. For those positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. In the ordinary course of business, we are examined by various federal, state, and foreign tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes.

The effective tax rate for the nine months ended September 30, 2021 and September 30, 2020 was 22.2% and 20.9%, respectively. Differences between the Company’s effective income tax rate and the U.S. federal statutory rate are primarily the impact of state taxes, foreign taxes, non-deductible expenses, excess tax benefits or expense on share-based compensation and research and development credits.

M.	Segment Information

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

Business segment information follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues from Operations
Electronic components	$7,173	$7,860	$19,834	$22,905
Electronic instruments	328	211	1,085	843
Total consolidated revenues	$7,501	$8,071	$20,919	$23,748
Operating (Loss) Income
Electronic components	$854	$1,064	$2,037	$2,249
Electronic instruments	32	(41)	150	33
Unallocated corporate expense	(1,632)	(314)	(2,377)	(729)
Total operating (loss) income	(746)	709	(190)	1,553
Interest expense, net	(3)	(3)	(9)	(7)
Gain (loss) on equity investment in unconsolidated subsidiary	60,205	(61)	59,453	(200)
Unrealized (loss) gain on marketable securities	(18,867)	122	(18,665)	15
Other income (expense), net	240	33	280	(12)
Total other income (expense)	41,575	91	41,059	(204)
Income Before Income Taxes	$40,829	$800	$40,869	$1,349

Operating income is equal to revenues less cost of sales and operating expenses (engineering, selling and administrative expenses).
N	Domestic and Foreign Revenues

Significant foreign revenues from operations (10% or more of foreign sales) follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Malaysia	$832	$722	$1,874	$2,303
Hong Kong	140	213	495	824
Germany	127	52	413	345
Australia	2	162	191	655
All other foreign countries	402	317	1,275	1,432
Total foreign revenues	$1,503	$1,466	$4,248	$5,559
Total domestic revenue	$5,998	$6,605	$16,671	$18,189

The Company allocates its foreign revenue based on the customer's ship-to location.
O.	Contingencies

In the ordinary course of business, the Company and its subsidiaries may become defendants in certain product liability, patent infringement, worker claims and other litigation. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable.
P.	Leases

The Company leases certain manufacturing and office space and equipment. The Company determines if an arrangement is a lease at inception. A contract is, or contains, a lease if the contract conveys the right to control the use of identified property, plant or equipment (an identified asset) for a period of time in exchange for consideration. Amounts associated with operating leases, which are not short-term, are included in right-of-use lease assets, and other accrued expenses and long-term lease liabilities on the Company’s condensed consolidated balance sheets. Right-of-use lease assets represents the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-

of-use lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the expected lease term. The Company uses its incremental borrowing rate at the lease commencement date in determining the present value of lease payments. Short-term leases with an initial term of 12 months or less are not recorded in the Company’s condensed consolidated balance sheets; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

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

Future minimum lease payment obligations under operating leases at September 30, 2021 are as follows (in thousands):

2021	$35
2022	111
2023	111
2024	111
2025	13
Total lease payments	381
Less: interest	(57)
Total lease payments	$324

Q.Donation

In an effort to continue our stakeholder responsibilities in the context of global corporate citizenship, on September 28, 2021, the Company made a charitable gift of 50,000 IRNT shares recognizing the fair value of $1,318,000 as expense at the date of donation.

R.Subsequent Events

On October 1, 2021, the Company’s board of directors approved a spin-off of the MTron/PTI subsidiary. The Company had previously announced its exploration of this potential spin-off transaction and will now proceed with the spin-off, which will be submitted to a shareholder vote for approval. Substantially all the cash and investments will remain in LGL. Our electronic components segment consists entirely of the operations of MTron/PTI. See Note M - Segment Information.

The IRNT S-1 registration statement became effective with the SEC on September 30, 2021 and as a result certain IRNT shares and the warrants held became tradeable in the market. On October 1, 2021, the Company sold 220,000 IRNT common shares received as a result of its investment in a private placement in the SPAC public equity (“PIPE”). Furthermore, on October 1, 2021, the Company pursued its alternative to exercise its 2,065,000 IRNT private warrants on a cashless basis and received 1,271,406 IRNT common shares upon such exercise, in two tranches on October 4 and 5. As of October 31, 2021, the Company had sold 1,405,315 shares of our IRNT common stock in a variety of transactions resulting in approximately $16.9 million of gross pre-tax proceeds. The Company held 138,620 shares of unrestricted IRNT common stock and 1,250,000 IRNT common shares that are restricted from sale for at least six months from the date of the IronNet Business Combination. These restricted shares are subject to the applicable shareholder lock-up agreements. The Company has executed and may continue to execute derivatives transactions as part of its plan to minimize the economic risk of IRNT share price volatility to its IRNT holdings. The Company’s deferred tax assets related to net operating loss and tax credit carryforwards of approximately $2.5 million can be utilized to reduce our taxes payable on our gains realized on IRNT share sales.

	Warrants	Shares	Cash
Sponsor investment			$6.1 million
Sponsor distribution on September 14, 2021	2,065,000	1,572,529
Shares donated on September 28, 2021		(50,000)
Cashless exercise of warrants on October 1, 2021	(2,065,000)	1,271,406
Shares sold as of October 31, 2021		(1,405,315)	$16.9 million
Remaining shares-October 31, 2021	—	1,388,620
Restricted shares held		1,250,000
Non-restricted held		138,620

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries except its sole variable interest entity (“VIE”), LGL Systems Acquisition Holding Company, LLC (the “Sponsor”). The VIE served as the sponsor to a special purpose acquisition company, LGL Systems Acquisition Corp. (the “SPAC” or “DFNS”). The SPAC completed a merger with its target company, IronNet Cybersecurity, Inc., on August 26, 2021 and changed its name to Iron Net, Inc. (“IronNet” or “IRNT”) (the “IronNet Business Combination”). IronNet is a publicly-traded company on the New York Stock Exchange (“NYSE”) under the ticker symbol “IRNT.”

Results of Operations

Backlog

As of September 30, 2021, our order backlog was $21,849,000, an increase of 10.3% from $19,801,000 at December 31, 2020 and an increase of 1.8% compared to the backlog of $21,456,000 as of September 30, 2020. Quarterly bookings of $8,003,000 for the third quarter 2021 increased 13.8% above the third quarter 2020. Orders have shown sequential improvement each quarter throughout the year but continue to remain below average quarterly pre-COVID-19 levels.

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

Three months ended September 30, 2021 compared to three months ended September 30, 2020

Consolidated Revenues and Gross Margin

Total revenues were $7,501,000, or 7.1% below revenues of $8,071,000 for the three months ended September 30, 2020. The revenue decline reflects strong third quarter 2020 defense product shipments after experiencing production delays in the prior quarter from the India plant shutdown as well as lower 2021 shipments to the avionics market.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales as a percentage of revenues, improved to 36.2% from 35.5% for the three months ended September 30, 2020. Margin improvement was from favorable product mix and cost reductions including the elimination of certain previously required redundancies to preserve manufacturing capabilities in response to the COVID-19 impacts on our business.

Operating (Loss) Income

The Company reported an operating loss of ($746,000). Operating income, without the $1,318,000 non-cash charitable donation of IRNT common stock, was $572,000 and compared to operating income of $709,000 for the third quarter of 2020. The decline was from the impact of lower revenue partly offset by improved margins.

Gain (Loss) on Equity Investment in Unconsolidated Subsidiary

The Company recognized a gain on equity investment in unconsolidated subsidiary of $60,205,000 compared to a loss of ($61,000) for the three months ended September 30, 2020. As more fully described above, the substantial increase reflects the impact of the Company’s investment in the Sponsor from the IronNet Business Combination which is reported under the equity method of accounting through the September 14, 2021 distribution of IRNT common shares and private warrants.

Unrealized (Loss) Gain on Marketable Securities

During the three months ended September 30, 2021, loss on marketable securities was ($18,867,000). Excluding the loss of ($19,779,000) from the change in fair value of IRNT security holdings from the date of Sponsor distribution through the end of the third quarter, and the $940,000 gain from derivative transactions related to IRNT securities, the ($28,000) unrealized loss compared to the $122,000 gain for the third quarter of 2020 resulted from unfavorable investment performance.

Investment gains and losses have caused and are expected to continue to cause significant volatility in our earnings, particularly with respect to our IronNet securities.

Other Income (Expense), Net

Other income (expense), net was $237,000. Excluding the $258,000 realized gain from IRNT shares donated, other income (expense) was ($21,000) compared to $33,000 for the three months ended September 30, 2020 reflecting the impact of unfavorable currency changes.

Income Tax Expense

We recorded a tax expense of $9,049,000 and $171,000 for the three months ended September 30, 2021 and 2020, respectively. The substantially higher tax expense was driven by the increased income from our Sponsor investment as a result of the IronNet Business Combination, partially offset by unrealized losses in IRNT stock held by the Company from September 14, 2021. The expense is based on an estimated annual effective tax rate across the jurisdictions in which we operate.

Net Income

Net income was $31,780,000 compared to $629,000 for the three months ended September 30, 2020. The increase was from the aforementioned gain from our Sponsor investment as a result of the IronNet Business Combination, partially offset by unrealized losses in IRNT stock through September 30, 2021. Diluted net income per share for the three months ended September 30, 2021 and 2020 was $5.97 and $0.12, respectively.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

Consolidated Revenues and Gross Margin

Total revenues were $20,919,000, a decrease of $2,829,000, or 11.9%, from revenues of $23,748,000 for the nine months ended September 30, 2020. Revenues were significantly impacted by the decline in shipments to the avionics market which was somewhat offset by strong space business performance. The comparison also reflects the pre-COVID-19 conditions during the first quarter of 2020.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales as a percentage of revenues, improved to 36.3% from 34.0% for the nine months ended September 30, 2020. Margin improvement was from favorable product mix and cost reductions including the elimination of certain previously required redundancies to preserve manufacturing capabilities in response to the COVID-19 impacts on our business. The Company’s India operation was shut down for over six weeks during the first nine months of 2020.

Operating (Loss) Income

The Company reported an operating loss of ($190,000). Operating income, without the $1,318,000 non-cash charitable donation of IRNT common stock, was $1,128,000 compared to operating income of $1,553,000 for the nine months ended September 30, 2020. This decline reflects reduced revenues somewhat offset by the above-described profitability improvements.

Gain (Loss) on Equity Investment in Unconsolidated Subsidiary

The Company recognized a gain on equity investment in unconsolidated subsidiary of $59,453,000 compared to a loss of ($200,000) for the nine months ended September 30, 2020. As more fully described above, the substantial increase reflects the impact of the IronNet Business Combination.

Unrealized (Loss) Gain on Marketable Securities

During the nine months ended September 30, 2021, unrealized loss on marketable securities was ($18,665,000). Excluding the loss of ($19,779,000) from the change in fair value of IRNT security holdings from the date of Sponsor distribution through the end of the third quarter, and the $940,000 gain from derivative transactions related to IRNT securities, the $174,000 unrealized gain compared to $15,000 for the nine months ended September 30, 2020 resulted from favorable investment performance.

Investment gains and losses have caused and are expected to continue to cause significant volatility in our earnings, particularly with respect to our IronNet securities.

Other Income (Expense), Net

Other income (expense), net was $280,000. Excluding the $258,000 realized gain from IRNT shares donated, other income (expense) of $22,000 compared to ($12,000) for the nine months ended September 30, 2020 reflecting favorable currency changes.

Income Tax Expense

We recorded a tax expense of $9,080,000 and $282,000 for the nine months ended September 30, 2021 and 2020, respectively. The substantially higher tax expense was driven by the increased income from our Sponsor investment as a result of the IronNet Business Combination. The expense is based on an estimated annual effective tax rate across the jurisdictions in which we operate.

Net Income

Net income was $31,789,000, compared to $1,067,000 for the nine months ended September 30, 2020. The increase was from the aforementioned gain from our Sponsor investment as a result of the IronNet Business Combination, partially offset by unrealized losses in IRNT stock through September 30, 2021. Diluted net income per share for the nine months ended September 30, 2021 and 2020 was $5.96 and $0.21, respectively.

Non-Recurring Items:  Equity Investment in Unconsolidated Subsidiary

As of September 30, 2021

The Company previously invested $6.1 million in LGL Systems Acquisition Holdings, LLC, the sponsor of LGL Systems Acquisition Corp. Inc., a NYSE listed special purpose acquisition company (“SPAC”) trading under the symbol “DFNS” which later completed a business combination with IronNet Cybersecurity, Inc. and began trading on the NYSE under the symbol “IRNT”. As a result of the IronNet Business Combination and LGL’s investment in the SPAC sponsor, on September 14, 2021, the Company received 1,572,529 IRNT common shares and 2,065,000 IRNT private warrants, as part of the Sponsor’s distribution to certain of its members, with an aggregate fair value of $65.3 million. Of these common shares, 1,300,000 shares were restricted from sale for at least six months from the date of closing and are subject to the applicable shareholder lock-up agreements. In an effort to continue its stakeholder responsibilities in the context of global corporate citizenship, the company made a charitable gift on September 28, 2021 of 50,000 of these restricted IRNT shares, leaving a balance of 1,250,000 restricted shares at September 30, 2021.

Prior to the distribution on September 14, 2021, the Company reported its original $6.1 million investment in the Sponsor under the equity method of accounting, recognizing a cumulative Sponsor gain as of September 30, 2021 of $59.2 million since its initial 2019 investment. After the distribution, the Company’s IRNT common stock and warrants have been classified as marketable securities, with the change in fair value from the date of distribution reported as an unrealized loss of $19.8 million at September 30, 2021.

The favorable impact of the Sponsor investment increased the Company’s third quarter 2021 other income by $40.4 million consisting of a $60.2 million gain on equity investment and a $19.8 million unrealized loss during the third quarter of 2021. The unrealized loss reflects mark to market accounting treatment and not the actual realized economic return on our $6.1 million investment in the Sponsor of the SPAC. SPACs characteristically exhibit significant stock price volatility from a shortage of tradeable shares coupled with post-merger derivative transactions, and so we expect mark to market accounting to continue to cause significant volatility in our reported earnings from our large IronNet holdings until sold. An independent committee of the board was established to oversee the orderly liquidation of the investment. The Company has executed and may continue to execute derivatives transactions as part of its plan to minimize the economic risk of IRNT share price volatility to its IRNT holdings, though the Company cannot ensure that this investment will be hedged against price variance in the future. The company held derivative positions relating to its IRNT holdings at September 30, 2021 with an unrealized gain of $940,000.

Through October 31, 2021

On October 1, 2021, we gave Continental Stock Transfer notice to convert all of our IRNT warrants to IRNT common stock in a cashless exercise alternative granted to private warrant holders and received 1,271,406 IRNT common shares by October 5, 2021. As of October 31, 2021, we had sold 1,405,315 shares of our IRNT common stock for approximately $16.9 million and still held 1,388,620 IRNT common shares in our portfolio, including 1,250,000 restricted shares and 138,620 common shares that are unrestricted. The Company’s deferred tax assets related to net operating loss and tax credit carryforwards of approximately $2.5 million will be utilized to reduce our taxes payable on our gains realized on IRNT share sales.

Reconciliations of GAAP to Non-GAAP Measures

To supplement our consolidated financial statements presented on a GAAP (generally accepted accounting principles) basis, the Company used certain non-GAAP measures as presented in the following Non-GAAP proforma Statements of Operations. The Non-GAAP statements have been prepared to exclude transactions associated with our investment in Sponsor (collectively the “Sponsor Transactions”). The Sponsor Transactions include: 1) the Company’s third quarter 2021 $1,318,000 non-cash donation of 50,000 IRNT shares and related realized gain of ($258,000); 2) $60,205,000 and $59,453,000 gain on equity investment in unconsolidated subsidiary for the three and nine months ended September 30, 2021, respectively; and 3) ($19,779,000) unrealized loss on the mark to market of IRNT securities held at September 30, 2021, which was offset by $940,000 of unrealized gains from the Company’s derivative strategy to mitigate the risk from share price volatility in IRNT. The Sponsor Transactions include the ($61,000) and ($200,000) loss on equity investment in unconsolidated subsidiary for the three and nine months ended September 30, 2020, respectively.

	GAAP	Non-GAAP Adjustment for Sponsor Transactions	Non-GAAP Proforma without Sponsor Transactions	GAAP	Non-GAAP Adjustment for Sponsor Transactions	Non-GAAP Proforma without Sponsor Transactions
	For the Three Months Ended			For the Three Months Ended
	September 30, 2021			September 30, 2020
REVENUES	$7,501	$-	$7,501	$8,071	$-	$8,071
Costs and expenses:
Manufacturing cost of sales	4,782	—	4,782	5,203	—	5,203
Engineering, selling and administrative	3,465	1,318	2,147	2,159	—	2,159
OPERATING (LOSS) INCOME	(746)	(1,318)	572	709	—	709
Gain (loss) on equity investment in unconsolidated subsidiary	60,205	60,205	—	(61)	(61)	—
Unrealized (loss) gain on marketable securities	(18,867)	(18,839)	(28)	122	—	122
Interest expense, net	—	—	—	(3)	—	(3)
Other income (expense), net	237	258	(21)	33	—	33
Income (loss) before income taxes	$40,829	$40,306	$523	$800	$(61)	$861

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2021			September 30, 2020
REVENUES	$20,919	$-	$20,919	$23,748	$-	$23,748
Costs and expenses:
Manufacturing cost of sales	13,334	—	13,334	15,681	—	15,681
Engineering, selling and administrative	7,775	1,318	6,457	6,514	—	6,514
OPERATING (LOSS) INCOME	(190)	(1,318)	1,128	1,553	—	1,553
Gain (loss) on equity investment in unconsolidated subsidiary	59,453	59,453	—	(200)	(200)	—
Unrealized (loss) gain on marketable securities	(18,665)	(18,839)	174	15	—	15
Interest expense, net	(9)	—	(9)	(7)	—	(7)
Other income (expense), net	280	258	22	(12)	—	(12)
Income (loss) before income taxes	$40,869	$39,554	$1,315	$1,349	$(200)	$1,549

Liquidity and Capital Resources

As of September 30, 2021 and December 31, 2020, cash and cash equivalents were $15,593,000 and $18,331,000, respectively. In the first quarter of 2020, we raised approximately $3,254,000 as a result of sales of securities under our ATM Offering. In the second quarter 2021, we funded $2,725,000 for the Sponsor’s PIPE investment related to the SPAC.

Cash provided by operating activities for the nine months ended September 30, 2021 and 2020 was $227,000 and $1,830,000, respectively. The $1,603,000 decrease was primarily due to the Company’s unfavorable changes in working capital accounts.

Cash used in investing activities for the nine months ended September 30, 2021 and 2020 was $2,996,000 and $329,000, respectively. The $2,667,000 increase reflects $2,725,000 of funding for the Company’s PIPE subscription agreement in connection with the third quarter IronNet Business Combination and $430,000 of higher capital expenditures for production equipment to improve cost and efficiency. Investing activities related to marketable securities generated net cash of $488,000 during 2021.

For the nine months ended September 30, 2021, financing activities represented $31,000 received by the Company for the exercise of stock options. For the nine months ended September 30, 2020, the $3,322,000 of cash provided by financing activities represented $3,254,000 received by the Company from the first quarter 2020 sale of securities under our ATM Offering and $68,000 of proceeds from the exercise of stock options.

As of September 30, 2021, our consolidated working capital was $74,170,000 compared to $30,384,000 as of December 31, 2020. As more fully described in Note D - Marketable Securities to the accompanying condensed consolidated financial statements, on September 14, 2021, as part of the Sponsor’s distribution to certain of its members, the Company received 1,572,529 IRNT common shares and 2,065,000 IRNT warrants substantially increasing the Company’s working capital. As of September 30, 2021, the value of the Company’s marketable securities increased by $45,037,000 over the value as of December 31, 2020 as a result of the IRNT security holdings.

As of September 30, 2021, we had current assets of $77,126,000, current liabilities of $2,956,000 and a ratio of current assets to current liabilities of 26.09 to 1.00. As of December 31, 2020, we had current assets of $33,781,000, current liabilities of $3,397,000 and a ratio of current assets to current liabilities of 9.94 to 1.00. Management continues to focus on efficiently managing working capital requirements to match operating activity levels and will seek to deploy the Company’s working capital where it will generate the greatest returns.

The Company’s MTronPTI subsidiary has a loan agreement for a revolving line of credit with Synovus Bank for up to $3.5 million bearing interest at the London Inter-bank Offered Rate (LIBOR) 30-day rate plus 2.50%, with a floor of 0.50%. The loan agreement has a maturity date of May 12, 2022 and contains certain financial covenants. Borrowings under the loan agreement are secured by all of the property of two of the Company’s subsidiaries, M-tron Industries, Inc. and Piezo Technology, Inc. At September 30, 2021, the Company had no borrowings outstanding under its revolving line of credit with Synovus Bank.

We believe that existing cash and cash equivalents, marketable securities, cash generated from operations and availability under our revolving credit agreement will provide sufficient liquidity to meet our ongoing working capital and capital expenditure requirements for the next 12 months from the date of this filing. The Company’s management continues to explore growth organically and thorough diversified mergers and acquisitions and believes the relationship with the SPAC has enhanced its strategic profile in this context.

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

On October 1, 2021, the Company’s board approved a spin-off of the MTronPTI subsidiary. The Company had previously announced its exploration of this potential spin-off transaction and will now proceed with the spin-off, which will be submitted to a shareholder vote for approval. Substantially all the cash and investments will remain in LGL. Our electronic components segment consists entirely of the operations of MTron/PTI. See Note M - Segment Information. LGL continues to strive for profitable growth internally and by acquisition. LGL believes that spin-off would enable shareholders to more clearly evaluate the performance and future potential of each entity on a standalone basis, while allowing each to pursue its own distinct business strategy and capital allocation policy. Separating MTronPTI as an independent, publicly owned company positions the business to increase value to both MtronPTI and LGL Group. The spin-off permits each company to tailor its strategic plans and growth opportunities, more efficiently raise and allocate resources, including capital raised through debt or equity offerings, flexibly use its own stock as currency for employee incentive compensation and potential acquisitions and provide investors a more targeted investment opportunity.

Post-September 30, 2021 IRNT-Related Liquidity and Share Price Risk

As of October 31, 2021, after originally investing $6.1 million, we sold 1,405,315 shares of our IRNT common stock for approximately $16.9 million, or approximately $12 per share, retaining 1,388,620 IRNT common shares in our portfolio including the 1,250,000 restricted shares. An independent committee of the board of directors was established to oversee the orderly liquidation of the IRNT investment. The Company has executed and may continue to execute derivatives transactions as part of its plan to minimize the economic risk of IRNT share price volatility to its IRNT holdings though the Company cannot ensure that this investment will be hedged against price variance in the future. The Company’s deferred tax assets related to net operating loss and tax credit carryforwards of approximately $2.5 million can be utilized to reduce taxes payable on our gains realized on IRNT share sales.

The Company’s IRNT securities held at September 30, 2021 were marked to fair value of $44.4 million. With the conversion of the private warrants on October 1, 2021, the Company’s total of 2,793,935 IRNT common shares resulted in a calculated average fair value of $15.90 on September 30, 2021. Sales of securities above or below this price will result in an accounting realized gain or loss in future periods, and any positions will be marked to market at the end of each period they are still held, with a discount for lack of marketability placed on any restricted shares.

Factors Which May Influence Results of Operations

We are not aware of any material trends or uncertainties, other than national economic conditions affecting our industry generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on our revenues or income other than those listed below and those listed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2020. However, due to the COVID-19 pandemic in the U.S. and globally and the various associated effects, our business and operations have been impacted and may be further impacted, as further discussed below.

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

As a result of the COVID-19 pandemic, the Company’s operations in India were closed on March 23, 2020 and resumed limited operations on May 7, 2020 with a reduced level of staffing. By the end of June 2020, the Company’s India facilities were fully operational. Post COVID-19 revenue and bookings declined; and cost saving measures were taken. Despite the decline in revenue and bookings associated with the foregoing suspension of operations in India and other COVID-19 impacts on our business, the Company does not anticipate COVID-19 having a significant ongoing impact on the Company’s future results. However, the ultimate effect on our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, the success of actions taken to contain or treat COVID-19 and its variants including the widespread availability and use of effective vaccines, and reactions by consumers, employees, companies, governmental entities and capital markets.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2021 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2021, were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.Legal Proceedings.

In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are subject.

Item 6.Exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 (and are numbered in accordance with Item 601 of Regulation S-K):

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

THE LGL GROUP, INC.
Date: November 15, 2021	By:	/s/ Mike J. Ferrantino
Mike J. Ferrantino
President and Chief Executive Officer (Principal Executive Officer)
Date: November 15, 2021	By:	/s/ James W. Tivy
James W. Tivy
Chief Financial Officer (Principal Financial Officer)