Form 10-K
period 2021-12-31
LGL GROUP INC
filed 2022-03-28
CIK 61004

\

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant, based upon the $10.41 per share closing price of the registrant's common stock on June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, was $31,326,646. Solely for the purpose of this calculation, shares held by directors and executive officers of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

The number of outstanding shares of the registrant's common stock was 5,365,256 as of March 10, 2022.

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

Item 1.Business.

General

The LGL Group, Inc. (the "Company," "LGL," "we," "us," or "our") is engaged in investment and manufacturing business activities. The Company, through its manufacturing business subsidiaries, is a globally-positioned producer of industrial and commercial products and services. We operate in two identified segments. Our electronic components segment is currently focused on the design and manufacture of highly-engineered, high reliability frequency and spectrum control products. These electronic components and modules ensure reliability and security in both commercial and military aerospace and defense communications, low noise and base accuracy for laboratory instruments, and synchronous data transfers throughout the wireless and Internet infrastructure. Our electronic instruments segment is focused on the design and manufacture of high-performance Frequency and Time reference standards that form the basis for timing and synchronization in various applications including satellite communication, time transfer systems, network synchronization, electricity distribution and metrology.

The Company was incorporated in 1928 under the laws of the State of Indiana, and in 2007, the Company was reincorporated under the laws of the State of Delaware as The LGL Group, Inc. We maintain our executive offices at 2525 Shader Road, Orlando, Florida 32804. Our telephone number is (407) 298-2000. Our Internet address is www.lglgroup.com. Our common stock and warrants are traded on the NYSE American (“NYSE”) under the symbols "LGL" and “LGL WS”, respectively.

Manufacturing Businesses and Potential Spin-Off

We operate our manufacturing businesses through our two principal subsidiaries, M-tron Industries, Inc. (together with its subsidiaries, "MtronPTI"), which has design and manufacturing facilities in Orlando, Florida; Yankton, South Dakota; and Noida, India, and Precise Time and Frequency, LLC ("PTF"), which has a design and manufacturing facility in Wakefield, Massachusetts. We also have local sales and customer support offices in Hong Kong and Austin, Texas.

In late 2021, the Company’s board of directors (the “Board”) approved progressing with the Spin-Off (as defined below) of MtronPTI. Completion of the Spin-Off is subject to a number of conditions, including stockholder approval of the transaction. If approved by the Company’s stockholders, the Spin-Off will separate the business activities and investments of the Company and create two separate, publicly-traded companies: (1) the Company, which will continue to own and operate PTF and hold substantially all the Company’s cash and marketable securities, and (2) MtronPTI, which includes the operations of Piezo Technology, Inc. and M-tron Asia, LLC (the “Spin-Off”).

The Spin-Off, if approved by the Company’s stockholders, is expected to be effected through a pro rata issuance of shares of MtronPTI’s common stock to the Company’s stockholders structured as a tax-free distribution. Stockholders of the Company will receive one share of MtronPTI’s common stock for each share of the Company’s common stock held of record as of the close of business on the record date for the distribution. As a result, the Company’s stockholders as of the record date for the Spin-Off will also become the stockholders of MtronPTI after the Spin-Off. The Company will cease to have any ownership interest in MtronPTI following the Spin-Off, but the Company’s stockholders will, unless they sell their shares, be the stockholders of both the Company and MtronPTI.

Management believes that, if completed, the Spin-Off would enable shareholders to more clearly evaluate the performance and future potential of each entity on a standalone basis, while allowing each entity to pursue its own distinct business strategy and capital allocation policy. There can be no assurance that the Spin-Off will be completed.

Investment in Sponsor of a SPAC which Completed its 2021 Merger with IRNT

LGL Systems Acquisition Holding Company, LLC, a partially owned subsidiary of the LGL Group, served as the sponsor (the “Sponsor”) of LGL Systems Acquisition Corp., a special purpose acquisition company, commonly referred to as a “SPAC” or blank check company, formed for the purpose of effecting a business combination in the aerospace, defense and communications industries (the “SPAC”). The Company invested $6.1 million for its partial ownership in the Sponsor. The SPAC completed a merger with its target company, IronNet Cybersecurity, Inc., on August 26, 2021 and changed its name to IronNet, Inc. (“IronNet” or “IRNT”) (the “IronNet Business Combination”). On September 14, 2021, as a result of its investment in the Sponsor, the Company received 1,572,529 shares of IRNT common stock and 2,065,000 private warrants exchangeable into shares of IRNT common stock. IRNT is a publicly-traded company on the NYSE under the ticker symbol “IRNT.” As of December 31, 2021, the Company sold 1,455,315 shares of its IRNT common stock partially monetizing its $6.1 million Sponsor investment. Proceeds of $18.5 million from the sale of these shares and the closing of certain IRNT-related derivative transactions were received. At December 31, 2021, 1,338,620 shares of IRNT common stock remained in our portfolio.

Business Strategy

Our objective is to delivery long-term investment growth to our shareholders maximizing shareholder value. This includes developing businesses and positioning them as independent entities to enhance shareholder value and alignment.

Our manufacturing businesses, MtronPTI and PTF, employ a market-based approach of designing and offering new products to our customers through both organic research and development, and through strategic partnerships, joint ventures, acquisitions or mergers. We seek to leverage our core strength as an engineering leader to expand client access, add new capabilities and continue to diversify our product offerings. Our focus is on investments that will differentiate us, broaden our portfolio and lead toward higher levels of integration organically and through joint venture, merger and acquisition opportunities. We believe that successful execution of this strategy will lead to a transformation of our product portfolio towards multi-component integrated offerings, longer product life cycles, better margins and improved competitive position.

LGL Group continues to strive for profitable growth internally and through acquisition. LGL, on a proforma standalone basis after the Spin-Off, would continue to own and develop its frequency reference and time standard synchronization solutions business through its PTF subsidiary platform, and is expected to retain substantially all the Company’s cash and marketable securities of approximately $46 million at December 31, 2021.

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

These component-level devices and modules are used extensively in electronic systems for applications in commercial and military defense, aerospace, earth-orbiting satellites, down-hole drilling, medical devices, instrumentation, industrial devices and global positioning systems as well as in infrastructure equipment for the telecommunications and network equipment industries. As an engineering-centric company, MtronPTI provides close support to the customer throughout its products' entire life cycle, including product design, prototyping, production and subsequent product upgrades and maintenance. This collaborative approach has resulted in the development and growth of long-standing business relationships with its blue-chip customer base.

All of MtronPTI’s production facilities are ISO 9001:2015 certified, ITAR registered and Restriction of Hazardous Substances (“RoHS”) compliant. In addition, its U.S. production facilities in Orlando and Yankton are AS9100 Rev D and MIL-STD-790 certified.

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

MtronPTI's Spectrum Control product group includes a wide array of radio frequency (“RF”), microwave and millimeter wave filters and diplexers covering a frequency range from 1 MHz to 90 GHz, and solid-state power amplifiers covering a frequency range from 300 MHz to 26 GHz, with power output from 10 Watts to 10 kWatts. Filter devices include crystal, ceramic, LC, tubular, combline, cavity, interdigital and metal insert waveguide, as well as digital, analog and mechanical tunable filters, switched filter arrays and RF subsystems. Power amplifiers add active devices to MtronPTI's portfolio and include GaN, GaAS FET, LDMOS and chip and wire technologies in narrow or broadband, module or rack-mounted packages. These products are employed in applications within the commercial and military aerospace, defense, space and other commercial markets.

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

PTF Products

PTF's products range from simple, low-cost time and frequency solutions to premium products designed to deliver maximum performance for the most demanding applications. PTF's products include Frequency and Time Reference

Standards, RF, digital, and optical time code distribution amplifiers, redundancy auto switches and NTP servers, all of which are used in a broad range of applications worldwide.

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

Customers

We primarily work directly with original equipment manufacturers (“OEMs”) to define the right solutions for their unique applications, including the design of custom parts with unique part numbers. Actual sales of production parts may be directly to the OEM or through either its designated contract manufacturers or franchised distributors of our products. As a result, we have highly-skilled sales engineers who work directly with the designers and program managers at their OEMs providing a high-level of engineering support at all points within the process.

In 2021, our largest customer, a commercial aerospace and defense company, accounted for $7,870,000, or 28.0%, of the Company's total revenues, compared to $7,810,000, or 25.1%, of the Company’s total revenues in 2020. The Company’s second largest customer in 2021, a defense contractor, accounted for $3,138,000, or 11.2%, of the Company's total revenues, compared to $5,550,000, or 17.8%, of the Company’s total revenues, in 2020. The loss of either of these customers, or a decrease in their demand for our products, could have a material adverse effect on our results.

As of December 31, 2021, four of our largest customers accounted for approximately $2,595,000, or 53.2%, of accounts receivable. As of December 31, 2020, four of our largest customers accounted for approximately $2,301,000, or 53.4%, of accounts receivable. The insolvency of any of these customers could have a material adverse impact on our liquidity.

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

Research and development expense was approximately $2,212,000 and $2,142,000 in 2021 and 2020, respectively, and will remain a significant part of the Company's efforts to revitalize our intellectual property position.

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

Domestic Revenues

Our domestic revenues were $22,096,000 in 2021, or 78.5% of total consolidated revenues, compared to $23,752,000, or 76.2% of total consolidated revenues, in 2020.

International Revenues

Our international revenues were $6,044,000 in 2021, or 21.5% of total consolidated revenues, compared to $7,410,000, or 23.8% of total consolidated revenues, in 2020. In each of 2021 and 2020, these revenues were derived mainly from customers in Asia, with significant sales in Malaysia. We avoid significant currency exchange risk by transacting and settling substantially all of our international sales in United States dollars.

Seasonality

Our business is not seasonal, although shipment schedules may be affected by the production schedules of our customers, or their contract manufacturers based on regional practices or customs.

Order Backlog

Our order backlog was $29,797,000 and $19,801,000 as of December 31, 2021 and 2020, respectively. The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent, which we have determined are firm orders and likely to proceed. Although backlog represents only firm orders that are considered likely to be fulfilled primarily within the 12 months following receipt of the order, cancellations or scope adjustments may and do occur.

Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost. We expect to fill substantially all of our 2021 order backlog in 2022, but cannot provide assurances as to what portion of the order backlog will be fulfilled in a given year.

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

Changes in global economic and geopolitical conditions and the outbreak of the novel coronavirus (“COVID-19”) pandemic has caused disrupted supply chains and the ability to obtain components and raw materials around the world for most companies, including us. On occasion, one or more of the components used in our products have become unavailable resulting in unanticipated redesign and/or delays in shipments. Continued identification of alternative supply sources or other mitigations are important in minimizing disruption to our supply chain.

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

Employees

As of December 31, 2021, we employed 306 people, including 161 full-time and 14 part-time employees, along with 131 contractors. Of this total, the Company has 151 full-time, 13 part-time, and 13 contract employees within the U.S., with 143 located in Orlando, Florida, 27 in Yankton, South Dakota, and seven within its subsidiary, PTF, in Wakefield, Massachusetts. The Company has two full-time employees and one part-time employee in Hong Kong, and eight full-time employees and 118 contractors in Noida, India. None of the Company's employees are represented by a labor union and the Company considers its relationships with employees to be good.

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

Risks Related to Our Business and Industry

Macroeconomic fluctuations may harm our business, results of operations and stock price.

Our business, financial condition, operating results and cash flows may be adversely affected by changes in global economic conditions and geopolitical risks, including credit market conditions, trade policies, levels of consumer and business confidence, commodity prices and availability, inflationary pressure, exchange rates, levels of government spending and deficits, political conditions, and other challenges that could affect the global economy including impacts associated with any economic sanctions imposed against Russia in response to its recent invasion of Ukraine. These economic and geopolitical conditions could affect businesses such as ours in a number of ways. Such conditions could have an adverse impact on our flexibility to react to changing economic and business conditions and on our ability to fund our operations. In addition, restrictions on credit availability could adversely affect the ability of our customers to make payments. Similarly, credit restrictions may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress.

The effects of the COVID-19 pandemic on our business are uncertain and may adversely affect our results of operations and cash flows.

The COVID-19 pandemic has had and may continue to have an adverse impact on our operations and financial performance, as well as on the operations and financial performance of many of the customers and suppliers in industries that we serve. The COVID-19 pandemic continues to present business challenges, and we continue to experience impacts related to COVID-19, primarily in higher raw material prices, disruptions in global supply chains, delays in supplier deliveries, delays in deliveries to customers, travel restrictions, quarantine restrictions, labor shortages and employee absences. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences remain uncertain and rapidly changing, it is difficult to predict the extent of the pandemic’s impact on our operations and financial performance. Further, the ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited to, duration of the pandemic, potential subsequent waves of COVID-19 infection or potential new variants, the effectiveness and adoption of COVID-19 vaccines and therapeutics, governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including shutdown orders, border closings, restrictions on travel and transport and workplace restrictions) and resulting supplier impacts. In addition, to the extent global vaccination programs do not achieve intended results and a longer period of economic and global supply chain and related disruption continues, the more adverse the impact will be on our business operations, financial performance and results of operations.

We are dependent on a single line of business.

Prior to our September 2016 acquisition of PTF, we were engaged only in the design, manufacture and marketing of standard and custom-engineered electronic components that are used primarily for the control of frequency and spectrum of signals in electronic circuits. Although our acquisition of PTF added an additional product line of electronic instruments that includes highly engineered products for the generation of time and frequency references for synchronization and control, until we see significant growth from the PTF electronic instruments product line or develop or acquire additional product lines, we will remain dependent on our electronic components line of business. Virtually all of our 2021 and 2020 revenues came from sales of electronic components, which consist of packaged quartz crystals, oscillator modules, electronic filters and integrated modules.

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

For the years ended December 31, 2021 and 2020, we had net income of approximately $14,638,000 and $968,000, respectively. The increase was from the gain from our Sponsor investment as a result of the IronNet Business Combination, partially offset by realized and unrealized accounting losses in IRNT securities through December 31, 2021. Our revenues are derived primarily from MtronPTI, whose future rate of growth and profitability are highly dependent on the development and growth of demand for our products in the communications, networking, aerospace, defense, instrumentation and industrial markets, which are cyclical. We cannot be certain whether we will generate sufficient revenues or sufficiently manage expenses to sustain profitability.

We have a large customer that accounts for a significant portion of our revenues, and the loss of this customer, or decrease in its demand for our products, could have a material adverse effect on our results.

In 2021, our largest customer, a commercial aerospace and defense company, accounted for $7,870,000, or 28.0%, of the Company's total revenues, compared to $7,810,000, or 25.1%, of the Company’s total revenues in 2020. The Company’s second largest customer in 2021, a defense contractor, accounted for $3,138,000, or 11.2%, of the Company's total revenues, compared to $5,550,000, or 17.8%, of the Company’s total revenues in 2020. The loss of either of these customers, or a decrease in their demand for our products, could have a material adverse effect on our results.

A relatively small number of customers account for a significant portion of our accounts receivable, and the insolvency of any of these customers could have a material adverse impact on our liquidity.

As of December 31, 2021, four of our largest customers accounted for approximately $2,595,000, or 53.2%, of accounts receivable. As of December 31, 2020, four of our largest customers accounted for approximately $2,301,000, or 53.4%, of accounts receivable. The insolvency of any of these customers could have a material adverse impact on our liquidity.

Our order backlog may not be indicative of future revenues.

Our order backlog is comprised of orders that are subject to specific production release, orders under written contracts, oral and written orders from customers with which we have had long-standing relationships and written purchase orders from sales representatives. Our customers may order products from multiple sources to ensure timely delivery when backlog is particularly long and may cancel or defer orders without significant penalty. They also may cancel orders when business is weak, and inventories are excessive. As a result, we cannot provide assurances as to the portion of backlog orders to be filled in a given year, and our order backlog as of any particular date may not be representative of actual revenues for any subsequent period.

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

In 2021 and 2020, the majority of our revenues were derived from sales to manufacturers of equipment for the defense, aerospace, instrumentation and industrial markets for frequency and spectrum control devices, including indirect sales through distributors and contract manufacturers. During 2022, we expect a significant portion of our revenues to continue to be derived from sales to these manufacturers. Often OEMs and other service providers within these markets have experienced periods of capacity shortage and periods of excess capacity, as well as periods of either high or low demand for their products. In periods of excess capacity or low demand, purchases of capital equipment may be curtailed, including equipment that incorporates our products. A reduction in demand for the manufacture and purchase of equipment for these markets, whether due to cyclical, macroeconomic or other factors, or due to our reduced ability to compete based on cost or technical factors, could substantially reduce our net sales and operating results and adversely affect our financial condition. Moreover, if these markets fail to grow as expected, we may be unable to maintain or grow our revenues. The multiple variables which affect the communications, networking, aerospace, defense, instrumentation and industrial markets for our products, as well as the number of parties involved in the supply chain and manufacturing process, can impact inventory levels and lead to supply chain inefficiencies. As a result of these complexities, we have limited visibility to forecast revenue projections accurately for the near and medium-term timeframes.

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

Our future growth and success will depend in large part upon our ability to recruit highly-skilled technical personnel, including engineers, and to retain our existing management and technical personnel. There is a labor shortage in the markets in which we operate which are highly competitive, and some of our operations are not located in highly populated areas. As a result, we may not be able to recruit and retain key personnel. Our failure to hire, retain or adequately train key personnel could have a negative impact on our performance.

We purchase certain key components and raw materials from single or limited sources and could lose sales if these sources fail to fulfill our needs for any reason, including the inability to obtain these key components or raw materials due to the COVID-19 outbreak.

If single-source components or key raw materials were to become unavailable on satisfactory terms, and we could not obtain comparable replacement components or raw materials from other sources in a timely manner, our business, results of operations and financial condition could be harmed. On occasion, one or more of the components used in our products have become unavailable, resulting in unanticipated redesign and related delays in shipments. Changes in global economic and geopolitical conditions and the outbreak of COVID-19 have disrupted supply chains and the ability to obtain components and raw materials around the world for all companies, including us. We cannot give assurance that we will be able to obtain the necessary components and raw materials necessary to conduct our business during the COVID-19 pandemic, and we also cannot give assurance that similar delays will not occur in the future. In addition, our suppliers may be impacted by compliance with environmental regulations including RoHS and Waste Electrical and Electronic Equipment ("WEEE"), which could disrupt the supply of components or raw materials or cause additional costs for us to implement new components or raw materials into our manufacturing processes.

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

We have office and manufacturing space in Noida, India, and a sales office in Hong Kong. Additionally, foreign revenues for 2021 and 2020 (primarily to Malaysia) accounted for 21.5% and 23.8% of our 2021 and 2020 consolidated revenues, respectively. We anticipate that sales to customers located outside of the United States will continue to be a significant part of our revenues for the foreseeable future. Our international operations and sales to customers outside of the United States subject our operating results and financial condition to certain business, economic, political, health, regulatory and other risks, including but not limited to:

‒	Political and economic instability in countries in which our products are manufactured and sold;
‒	Expropriation or the imposition of government controls;
‒	Responsibility to comply with anti-bribery laws such as the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions;
‒	Sanctions or restrictions on trade imposed by the United States Government;
‒	Export license requirements;
‒	Trade restrictions;
‒	Currency controls or fluctuations in exchange rates;
‒	High levels of inflation or deflation;
‒	Difficulty in staffing and managing non-U.S. operations;
‒	Greater difficulty in collecting accounts receivable and longer payment cycles;
‒	Changes in labor conditions and difficulties in staffing and managing international operations;
‒	The impact of the COVID-19 outbreak; and
‒	Limitations on insurance coverage against geopolitical risks, natural disasters and business operations.

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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our investor relationships. As our reliance on technology increases, so will the risks posed to our information systems, both internal and those we outsource. There is no guarantee that any processes, procedures and internal controls we have implemented or will implement will prevent cyber intrusions, which could have a negative impact on our financial results, operations, business relationships or confidential information.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on our system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). We are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies.

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

From January 1, 2021 through December 31, 2021, the high and low closing sales prices for our common stock were $14.50 and $9.90, respectively. There is a limited public market for our common stock, and we cannot provide assurances that a more active trading market will develop or be sustained. As a result of limited trading volume in our common stock, the purchase or sale of a relatively small number of shares could result in significant price fluctuations and it may be difficult for holders to sell their shares without depressing the market price for our common stock.

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

Our officers, directors and 10% or greater stockholders control approximately 38.7% of the voting power represented by our outstanding shares of common stock as of March 10, 2022. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all of our stockholders.

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

The warrants provide for adjustments to the exercise price of the warrants following a number of corporate events, including (i) our issuance of a stock dividend or the subdivision or combination of our common stock, (ii) our issuance of rights, options or warrants to purchase our common stock at a price below the 10-day VWAP of our common stock, (iii) a distribution of capital stock of the Company or any subsidiary other than our common stock, rights to acquire such capital stock, evidences of indebtedness or assets, (iv) our issuance of a cash dividend on our common stock, and (v) certain tender offers for our common stock by the Company or one or more of our wholly-owned subsidiaries. If the Spin-Off is approved by the stockholders, the exercise price of the warrants will be determined ten trading days after the Spin-Off based upon a formula included in the warrant agreement. The warrants also provide for adjustments to the number of shares of common stock for which the warrants are exercisable following our issuance of a stock dividend or the subdivision or combination of our common stock. Any adjustment made to the exercise price of the warrants or the number of shares of common stock for which the warrants are exercisable following a corporate event in accordance with these provisions may not fully compensate warrant holders for the value they would have received if they held the common stock underlying the warrants at the time of the event.

Risks Related to the Spin-Off, if Approved by Stockholders

We may be unable to achieve some or all of the expected benefits of the Spin-Off, and the Spin-Off may adversely affect our business.

As a new, publicly-traded company, MtronPTI may be more susceptible to market fluctuations and other adverse events attendant to our separation from the Company. MtronPTI performance may not meet expectations for a variety of reasons. As a subsidiary of the Company, MtronPTI enjoyed certain benefits, including economies of scope and scale in costs, employees and business relationships. These benefits may not be as readily achievable as a stand-alone company. There can be no assurance that the Spin-Off will not adversely affect our business.

The distribution of MtronPTI common stock may not qualify for tax-free treatment.

There is a risk that the distribution of MtronPTI common stock in the Spin-Off may not qualify for tax-free treatment and, accordingly, will be a taxable transaction to the Company’s stockholders. While the distribution is intended to be tax-free under Section 355 of the Internal Revenue Code of 1986, as amended, and while we believe that the Company’s stockholders should not recognize gain or loss as a result of the distribution and that no amount should be included in their income as a result of the distribution for U.S. federal income tax purposes, the Company has not obtained, and does not expect to obtain, a tax opinion with respect to the tax consequences of the Spin-Off. Furthermore, neither the Company nor MtronPTI has applied or will apply for a private letter ruling from the Internal Revenue Service (the “IRS”) with respect to the tax consequences of the distribution. Accordingly, there can be no assurance that the IRS or another taxing authority will not assert that the distribution is taxable to the Company, MtronPTI or the Company’s stockholders. If the distribution is determined to be taxable for U.S. federal income tax purposes, the receipt of MtronPTI common stock in the Spin-Off is expected to be treated as a distribution of property in an amount equal to the fair market value of the stock received. We believe that a reasonable approach to determine the fair market value of the shares of MtronPTI common stock received would be to use the VWAP of MtronPTI common stock on the first full trading day following the distribution. In such circumstances, the distribution of MtronPTI common stock in the Spin-Off would be treated as ordinary dividend income to the extent considered paid out of the Company’s current or accumulated earnings and profits (as determined under U.S. federal income tax principles). Distributions in excess of the Company’s current year and accumulated earnings and profits will be treated as a non-taxable return of capital, which reduces basis, to the extent of the holder’s basis in its shares of the Company’s common stock, as applicable, and thereafter as capital gain. The amount of those earnings and profits is not determinable at this time because it will depend on the Company’s income for the entire tax year in which the distribution occurs.

MtronPTI’s ability to meet capital needs may be harmed by the loss of financial support from the Company, and MtronPTI may not be able to obtain funds necessary to operate its business.

MtronPTI’s ability to meet capital needs, which turn on its financial condition and future prospects, may be harmed after the completion of the Spin-Off, and MtronPTI will not be able to access financial support from the Company following the Spin-Off. To the extent MtronPTI seeks funds through accessing equity or debt capital markets, as a standalone company, the cost of financing will depend on many factors, among other things, such as its performance and financial market conditions generally. Accordingly, MtronPTI may not be able to obtain financing or otherwise raise funds necessary to operate its business on favorable terms, or at all. If MtronPTI is unable to raise additional capital when required or on acceptable terms, MtronPTI may have to significantly delay or scale back its acquisition activity and planned capital expenditures, which could adversely impact the business and prospects. In addition, to the extent debt financing, if available, is obtained, MtronPTI may be subject to operating and financial covenants that may restrict its operations and if unable to generate sufficient cash flow from operations to meet future debt payment obligations, MtronPTI may be required to attempt to restructure or refinance such debt, raise additional capital or take other actions such as selling assets, or reducing or delaying capital expenditures. There is no assurance that MtronPTI will be able to effect any such actions or do so on satisfactory terms, if at all, or that such actions would be permitted by the terms of its indebtedness. Further, to the extent that MtronPTI raises additional funds by issuing equity securities, its stockholders would experience dilution, which may be significant and could cause the market price of MtronPTI common stock to decline.

After the separation, certain of our directors and officers may have actual or potential conflicts of interest because of their positions or relationships with MtronPTI.

After the Spin-Off, Marc J. Gabelli will serve as the non-executive chairman of the board of MtronPTI and will also serve as chairman of the board and chief executive officer of the Company and Michael J. Ferrantino will serve as chief executive officer and as a director of MtronPTI and also as a director of the Company. Such dual roles could create, or appear to create, potential conflicts of interest when the Company and MtronPTI’s officers and directors face decisions that could have different implications for the two companies.

In addition, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between the Company and MtronPTI regarding the terms of the agreements governing the separation and the relationship thereafter between the companies.

The aggregate post-distribution value of the MtronPTI common stock and the Company’s common stock may not equal or exceed the pre-Spin-Off value of the Company’s common stock.

After the Spin-Off, the Company’s common stock will continue to be listed and traded on the NYSE under the symbol “LGL.” The MtronPTI common stock is expected to be listed on the NYSE under the symbol “MPTI.” No assurances can be made that the combined value of the Company’s common stock and MtronPTI’s common stock after the Spin-Off will be equal to or greater than the value of the Company’s common stock prior to the Spin-Off. Until the market has fully evaluated the business of the Company without the business of MtronPTI, the value of the Company’s common stock may fluctuate significantly. Similarly, until the market has fully evaluated the business of MtronPTI, the value of MtronPTI common stock may fluctuate significantly.

Item 1B.     Unresolved Staff Comments.

None.

Item 2.	Properties.

The Company's principal executive offices are located in Orlando, Florida within an MtronPTI operating facility. MtronPTI's operations, which make up our electronic components segment, are located in Orlando, Florida; Yankton, South Dakota; and Noida, India. PTF's operations, which make up our electronic instruments segment, are located in Wakefield, Massachusetts. We also have sales offices in Austin, Texas and Hong Kong.

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

Market for Common Equity

Our common stock and warrants are traded on the NYSE, under the symbols “LGL” and “LGL WS”, respectively. Based upon information furnished by our transfer agent, at March 10, 2022, we had 399 holders of record of our common stock and 416 holders of record of our common stock warrants.

Stock Repurchase Program

On August 29, 2011, our Board authorized the Company to repurchase up to 100,000 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized and available for repurchase under the Company's existing share repurchase program to 540,000 shares, at such times, amounts and prices as the Company shall deem appropriate. Subject to certain safe harbor rules, the timing, amounts, and manner in which the Company can repurchase shares is tied to prevailing trading volumes and other limitations, which includes a general limitation to 25% of the average daily trading volume based on the most recent prior four weeks. As of December 31, 2021, the Company had repurchased a total of 81,584 shares of common stock under this program at a cost of $580,000, which shares are currently held in treasury. No shares were repurchased during the year ended December 31, 2021.

ATM Offering

On January 22, 2020, the Company entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time, in what is deemed to be an “at the market offering” (“ATM Offering”) through Jefferies, shares of the Company’s common stock having an aggregate offering price of up to $15,000,000. Shares sold under the Sales Agreement are issued pursuant to the shelf registration statement on Form S-3 (File No. 333-235767), filed by the Company with the SEC on December 31, 2019, which was declared effective on January 8, 2020. The Company filed a prospectus supplement with the SEC on January 23, 2020 in connection with the offer and sale of the shares pursuant to the Sales Agreement. During February and March of 2020, 263,725 shares were sold under the Sales Agreement, at an average price per share of $13.65, generating net proceeds of approximately $3,492,000 after brokerage charges of $108,000 were deducted and paid to Jefferies. As required under the Sales Agreement, the Company obtained the prior consent of Jefferies in order to consummate this offering. The Sales Agreement and ATM Offering remain in effect in accordance with their terms.

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

Warrant Dividend

On October 27, 2020, our Board declared a dividend of warrants to purchase shares of our common stock to holders of record of our common stock as of November 9, 2020. Each holder of our common stock as of the record date received one warrant for each share of common stock owned. Five warrants will entitle their holder to purchase one share of our common stock at an exercise price of $12.50. The warrants are "modified European style warrants" and will be exercisable on the earlier of (i) their expiration date, November 16, 2025, and (ii) such date that the 30-day VWAP of our common stock is greater than or equal to $17.50. The warrants were issued on November 16, 2020. The Company did not receive any proceeds from the distribution of the warrants. Assuming that all warrants are exercised, the net proceeds from the exercise of the warrants will be approximately $13.0 million. The Company intends to use the net proceeds from the exercise of the warrants for general corporate purposes, which may include working capital, general and administrative expenses, capital expenditures and implementation of our strategic priorities. Pending the application of the net proceeds, we may invest the proceeds in short-term, interest bearing, investment-grade marketable securities or money market obligations.

Item 6.	Reserved.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our audited consolidated financial statements and the accompanying notes. This discussion contains forward-looking statements, including statements regarding our expected financial position, business and financing plans. These statements involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Report, particularly under the headings "Caution Concerning Forward-Looking Statements" and "Risk Factors”.

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

The accompanying consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries except its sole variable interest entity (“VIE”), LGL Systems Acquisition Holding Company, LLC (the “Sponsor”). The VIE, which is accounted for under the equity method of accounting, served as the sponsor to a special purpose acquisition company, LGL Systems Acquisition Corp. (the “SPAC” or “DFNS”). The SPAC completed a merger with its target company, IronNet Cybersecurity, Inc., on August 26, 2021 and changed its name to IronNet, Inc. (“IronNet” or “IRNT”) (the “IronNet Business Combination”). IronNet is a publicly-traded company on the NYSE American (“NYSE”) under the ticker symbol “IRNT.”

Results of Operations

Factors Which May Influence Results of Operations

We are not aware of any material trends or uncertainties, other than the global economic conditions affecting our industry generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on our revenues or income other than those listed in Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K.

COVID-19

The COVID-19 pandemic (“COVID”) has had and may continue to have an adverse impact on our operations and financial performance, as well as on the operations and financial performance of many of the customers and suppliers in industries that we serve. The COVID pandemic continues to present business challenges, and we continue to experience impacts related to COVID, primarily in higher raw material prices, disruptions in global supply chains, delays in supplier deliveries, delays in deliveries to customers, travel restrictions, quarantine restrictions, labor shortages and employee absences.

As a result of COVID, the Company’s operations in India were closed on March 23, 2020 and resumed limited operations on May 7, 2020 with a reduced level of staffing. By the end of June 2020, the Company’s India facilities were fully operational. Post COVID revenue and bookings declined; and cost saving measures were taken.

In accordance with the Department of Defense guidance issued in March 2020 designating the Defense Industrial Base as a critical infrastructure workforce, our U.S. production facilities have continued to operate in support of essential products and services required to meet national security commitments to the U.S. Government and the U.S. military; however, facility closures or work slowdowns or temporary stoppages have occurred and could occur in the future. In addition, other countries have different practices and policies that can affect our international operations and the operations of our suppliers and customers.

The ultimate impact of COVID on our operations and financial performance depends on many factors that are not within our control, including, but not limited to, duration of the pandemic, potential subsequent waves of COVID infection or potential new variants, the effectiveness and adoption of COVID vaccines and therapeutics, governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including shutdown orders, border closings, restrictions on travel and transport and workplace restrictions) and resulting supplier impacts. In addition, to the extent global vaccination programs do not achieve intended results and a longer period of economic and global supply chain and related disruption continues, the more adverse the impact will be on our business operations, financial performance and results of operations.

2021 Compared to 2020

Consolidated Revenues, Gross Margin and Backlog

Total revenues were $28,140,000, a decrease of $3,022,000, or 9.7%, from $31,162,000 in 2020. The decrease in revenue reflects a significant decline in shipments to the avionics market during the COVID pandemic partially offset by strong space business performance. The comparison also reflects first quarter of 2020 pre-COVID conditions.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales as a percentage of revenues, improved to 35.8% compared to 35.1% for the prior year. Gross margins improved over last year but were muted by inflationary cost pressures. The margin improvement was from favorable mix and cost reductions, including the elimination of certain previously required redundancies to preserve manufacturing capabilities in response to the COVID impacts on our business. The Company’s India operations were shut down for over six weeks during 2020 requiring onshoring of production to U.S. factories, resulting in increased production costs. As LGL is an essential business, we maintained our production and operations, to support our customer requirements.

As of December 31, 2021, our order backlog was $29,797,000, an increase of 50.5% compared to $19,801,000 as of December 31, 2020. Strong bookings of $38,136,000 following depressed 2020 orders, after the rapid falloff from avionics and other related COVID pandemic issues, drove the improvement. Current year bookings reflect the recovering avionics market and strong defense orders including a fourth quarter 2021 $6.3 million order related to a major missile defense program, most of which is expected to ship subsequent to 2022. The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent, which we have determined are firm orders likely to be fulfilled primarily in the next 12 months.

Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any. We expect to fill a substantial portion of our order backlog as of December 31, 2021 in 2022, but cannot provide assurances as to what portion of the order backlog will be fulfilled in a given year.

Operating (Loss) Income

The Company reported an operating loss of ($786,000). Operating income, without the $1,318,000 non-cash charitable donation of IRNT common stock, was $532,000 compared to operating income of $1,415,000 for the year ended December 31, 2020. This decrease reflects the lower revenues, inflationary pressures and $200,000 of Spin-Off costs incurred during 2021 somewhat offset by the above-described profitability improvements and lower non-cash stock-based compensation costs of $377,000. Engineering, selling and administrative expenses were 38.6% (33.9% excluding the charitable donation) of revenue for the year ended December 31, 2021, compared to 30.5% of revenue for the year ended December 31, 2020.

Gain (Loss) on Equity Investment in Unconsolidated Subsidiary

The Company recognized a gain on equity investment in unconsolidated subsidiary of $59,453,000 compared to a loss of ($262,000) for the year ended December 31, 2020. As more fully described below in the Non-Recurring Items: Equity Investment in Unconsolidated Subsidiary section, the substantial increase reflects the impact of the IronNet Business Combination and subsequent Sponsor distribution of IRNT securities. The fair value of IRNT securities determined at the date of distribution represents the basis of these securities in determining realized and unrealized (losses) and gains.

Realized (Loss) Income on Marketable Securities

During the year ended December 31, 2021, the realized loss on marketable securities was ($16,962,000) compared to $74,000 of realized income for the year ended December 31, 2020. Excluding the realized loss related to the disposition of IRNT common stock and related derivative positions of $17,377,000, investment income improved to $415,000 compared to $74,000 for the year ended December 31, 2020. See Note D – Marketable Securities in the accompanying Notes to Consolidated Financial Statements for details.

Unrealized (Loss) Gain on Marketable Securities

During the year ended December 31, 2021, unrealized loss on marketable securities was ($22,949,000). Excluding the unrealized loss of ($22,834,000) from the change in fair value of the Company’s IRNT common stock and derivative positions held at December 31, 2021, the unrealized loss of ($155,000) compared to a $139,000 unrealized gain for the year ended December 31, 2020. See Note D – Marketable Securities in the accompanying Notes to Consolidated Financial Statements for details.

Investment gains and losses have caused and are expected to continue to cause significant volatility in our earnings, particularly with respect to our IRNT securities position.

Other Income (Expense), Net

Other income (expense), net was $11,000 compared to ($51,000) for the year ended December 31, 2020 reflecting currency changes.

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

During 2021, the Company released its $379,000 valuation allowance over a portion of its deferred tax assets as the deferred tax assets became more likely than not to be realized given the expected gains on IRNT share sales. We recorded a tax expense of $4,118,000 and $336,000 for the years ended December 31, 2021 and 2020, respectively. The substantially higher tax expense was driven by the gain from our Sponsor investment as a result of the IronNet Business Combination, and an increase in the Company’s unrecognized tax benefits, but was partly offset by the tax benefit from the reduction of the Company’s previously recorded valuation allowance.

Net Income

Net income was $14,638,000 compared to $968,000 for the year ended December 31, 2020. The increase was from the aforementioned gain from our Sponsor investment as a result of the IronNet Business Combination, partially offset by realized and unrealized accounting losses in IRNT-related securities through December 31, 2021. Basic net income per share for the years ended December 31, 2021 and 2020 was $2.77 and $0.19, respectively. Diluted net income per share for the years ended December 31, 2021 and 2020 was $2.74 and $0.19, respectively.

Non-Recurring Items: Equity Investment in Unconsolidated Subsidiary

The Company invested $6.1 million in LGL Systems Acquisition Holdings, LLC, the Sponsor of LGL Systems Acquisition Corp., a NYSE-listed SPAC trading under the symbol “DFNS” which later completed a business combination with IronNet Cybersecurity, Inc. and began trading on the NYSE under the symbol “IRNT”. On September 14, 2021, the Company received 1,572,529 shares of IRNT common stock and 2,065,000 IRNT private warrants, as part of the Sponsor’s distribution to certain of its members, with an aggregate fair value of $65.3 million on the date of distribution. Of these shares of common stock, 1,300,000 shares were restricted from sale for at least six months from the date of closing and subject to the applicable shareholder lock-up agreements. In an effort to continue its stakeholder responsibilities in the context of global corporate citizenship, the Company made a charitable gift on September 28, 2021 of 50,000 of these restricted shares of IRNT stock, leaving a balance of 1,250,000 shares of restricted common stock at December 31, 2021. In October 2021, the Company received 1,271,406 shares of IRNT common stock from a cashless exercise of its private warrants.

Prior to the distribution on September 14, 2021, the Company reported its original $6.1 million investment in the Sponsor under the equity method of accounting, recognizing a cumulative Sponsor gain of $59.5 million since its initial 2019 investment which included the $65.3 million investment value increase from the Sponsor’s receipt of IRNT securities. After the Sponsor’s distribution, the Company’s IRNT securities have been classified as marketable securities, with the change in fair value reported as realized and unrealized losses.

As of December 31, 2021, the Company sold 1,455,315 shares of its IRNT common stock partially monetizing its $6.1 million Sponsor investment. Proceeds of $18.5 million from the sale of these shares and the closing of certain IRNT-related derivative transactions were received. At December 31, 2021, we held 1,338,620 shares of IRNT common stock in our portfolio of which 300,000 shares were hedged and in the money. In addition, as a result of the tax gain on the IRNT share sales, the Company was able to utilize nearly all of its net operating loss carryforwards along with a significant portion of its tax credit carryforward to reduce federal and state taxes payable by approximately $2.5 million.

The favorable impact of the Sponsor investment increased the Company’s 2021 other income by $19.3 million consisting of a $59.5 million gain on equity investment and a $40.2 loss on the change in fair value of IRNT securities since the Sponsor distribution ($17.4 million realized and $22.8 million unrealized). This reflects mark to market accounting treatment in determining the fair value of the Company’s membership interest at distribution and IRNT marketable securities and not the actual realized economic return on our $6.1 million investment in the Sponsor of the SPAC. SPACs characteristically exhibit significant stock price volatility from a shortage of tradeable shares coupled with post-merger derivative transactions, and so we expect significant volatility in our reported earnings as we mark to market our remaining IronNet holdings until they are sold. An independent committee of the Board was established to oversee the orderly liquidation of the investment. The Company has put options for 300,000 IRNT common shares with a strike price of $8 remaining in its portfolio as of December 31, 2021.

Reconciliations of GAAP to Non-GAAP Measures

To supplement our consolidated financial statements presented on a GAAP (generally accepted accounting principles) basis, the Company used certain non-GAAP measures as presented in the following Non-GAAP proforma Statements of Operations. The Non-GAAP statements have been prepared to exclude transactions associated with our investment in the Sponsor (collectively the “Sponsor Transactions”). The Sponsor Transactions include: 1) the Company’s third quarter 2021 $1,318,000 non-cash donation of 50,000 shares of IRNT common stock, 2) $59,453,000 gain on equity investment in unconsolidated subsidiary for the year ended December 31, 2021, 3) ($17,377,000) realized loss on the 2021 disposition of IRNT common stock and related derivatives and 4) ($22,834,000) unrealized loss on the mark to market of IRNT-related securities held at December 31, 2021. The Sponsor Transactions include the ($262,000) loss on equity investment in unconsolidated subsidiary for the year ended December 31, 2020.

(Dollars in Thousands)	GAAP	Non-GAAP Adjustment for Sponsor Transactions	Non-GAAP Proforma without Sponsor Transactions	GAAP	Non-GAAP Adjustment for Sponsor Transactions	Non-GAAP Proforma without Sponsor Transactions
	For the Year Ended			For the Year Ended
	December 31, 2021			December 31, 2020
REVENUES	$28,140	$—	$28,140	$31,162	$—	$31,162
Costs and expenses:
Manufacturing cost of sales	18,069	—	18,069	20,233	—	20,233
Engineering, selling and administrative	10,857	1,318	9,539	9,514	—	9,514
OPERATING (LOSS) INCOME	(786)	(1,318)	532	1,415	—	1,415
Gain (loss) on equity investment in unconsolidated subsidiary	59,453	59,453	—	(262)	(262)	—
Realized (loss) income on marketable securities	(16,962)	(17,377)	415	74	—	74
Unrealized (loss) gain on marketable securities	(22,949)	(22,834)	(115)	139	—	139
Interest expense, net	(11)	—	(11)	(11)	—	(11)
Other income (expense), net	11	—	11	(51)	—	(51)
Income before income taxes	$18,756	$17,924	$832	$1,304	$(262)	$1,566

Liquidity and Capital Resources

As of December 31, 2021 and 2020, cash and cash equivalents were $29,016,000 and $18,331,000, respectively. The $18,548,000 of proceeds from the sale of IRNT-related securities drove the significant increase in cash and cash equivalents.

Cash provided by operating activities was $1,352,000 and $3,192,000 for the years ended December 31, 2021 and 2020, respectively. The $1,840,000 decrease was largely due to the lower operating earnings and changes in receivable and inventory levels in 2021 as compared to 2020.

Cash provided by (used in) investing activities for the years ended December 31, 2021 and 2020 was $9,406,000 and ($428,000), respectively. The increase reflects $18,548,000 of proceeds from the sale of IRNT common stock and related derivatives partly offset by the purchase of $5,318,000 of marketable securities and the $2,725,000 funding for the Company’s Sponsor investment for its private placement subscription in connection with the IronNet Business Combination. Increased capital expenditures, $1,099,000 in 2021 versus $407,000 in 2020, were for investment in production equipment to improve cost and efficiency.

Cash (used in) provided by financing activities for the years ended December 31, 2021 and 2020 was ($73,000) and $3,114,000, respectively. In 2020, the Company sold securities under its ATM Offering of $3,254,000 and incurred costs related to the issuance of common stock warrants of $202,000. In 2021, Company payments related to net share settlement of equity awards exceeded funds received from the exercise of stock options by $73,000.

As of December 31, 2021, our consolidated working capital was $51,410,000, compared to $30,384,000 as of December 31, 2020. As of December 31, 2021, we had current assets of $55,836,000, current liabilities of $4,426,000 and a ratio of current assets to current liabilities of 12.62 to 1.00. As of December 31, 2020, we had current assets of $33,781,000, current liabilities of $3,397,000 and a ratio of current assets to current liabilities of 9.94 to 1.00. Management continues to focus on efficiently managing working capital requirements to match operating activity levels and will seek to deploy the Company’s working capital where it will generate the greatest returns.

We believe that existing cash and cash equivalents, marketable securities and cash generated from operations will provide sufficient liquidity to meet our ongoing working capital and capital expenditure requirements for the next 12 months from the date of this filing. The Company’s management continues to strive for profitability both internally and through acquisition.

See Note I – Revolving Credit Agreement and Note K – Stockholders’ Equity in the accompanying Notes to Consolidated Financial Statements for details of the revolving credit agreement and the ATM Offering.

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

Spin-Off

In late 2021, the Company’s Board approved progressing with the Spin-Off (as defined below) of MtronPTI. Completion of the Spin-Off is subject to a number of conditions, including stockholder approval of the transaction. If approved by the Company’s stockholders, the Spin-Off will separate the business activities and investments of the Company and create two separate, publicly-traded companies: (1) the Company, which will continue to own and operate PTF and hold substantially all the Company’s cash and marketable securities, and (2) MtronPTI, which includes the operations of Piezo Technology, Inc. and M-tron Asia, LLC (the “Spin-Off”). If completed, upon effectiveness of the transaction, LGL stockholders would own shares of both companies.

Management believes that, if completed, the Spin-Off of MtronPTI would enable shareholders to more clearly evaluate the performance and future potential of each entity on a standalone basis, while allowing each entity to pursue its own distinct business strategy and capital allocation policy. Separating MtronPTI as an independent, publicly owned company positions both MtronPTI and LGL Group to create value for their respective shareholders. The Spin-Off would permit each company to tailor its strategic plans and growth opportunities, more efficiently raise and allocate resources, including capital raised through debt or equity offerings, flexibly use its own stock as currency for incentive compensation and potential acquisitions and provide investors a more targeted investment opportunity.

See Note R – Spin-Off of MtronPTI in the accompanying Notes to Consolidated Financial Statements for further details of the transaction.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are more fully described Note B – Summary of Significant Accounting Policies, in the accompanying Notes to Consolidated Financial Statements. Certain accounting policies require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an ongoing basis, we evaluate our estimates and assumptions, and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary. The accounting policies described below are those that most frequently require us to make estimates and judgments and, therefore, are critical to understanding our results of operations.

Income Taxes

We account for income taxes in accordance with Accounting Standards Codification Topic 740 “Income Taxes” (“ASC 740”), which requires an asset and liability approach for the financial accounting and reporting of income taxes. Under this method, deferred income taxes are recognized for the expected future tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These balances are measured using the enacted tax rates expected to apply in the year(s) in which these temporary differences are expected to reverse. The effect of a change in tax rates on deferred income taxes is recognized in income in the period when the change is enacted.

Based on consideration of all available evidence regarding their utilization, we record net deferred tax assets to the extent that it is more likely than not that they will be realized. Where, based on the weight of all available evidence, it is more likely than not that some amount of a deferred tax asset will not be realized, we establish a valuation allowance for the amount that, in our judgment, is sufficient to reduce the deferred tax asset to an amount that is more likely than not to be realized. In reaching such conclusions, we consider available positive and negative evidence including past operating results, projections of future taxable income, the feasibility of ongoing tax planning strategies and the realizability of tax loss carryforwards. Our projections of future taxable income include estimates and assumptions regarding our income and costs, as well as the timing and amount of reversals of taxable temporary differences.

We account for unrecognized tax benefits in accordance with ASC 740, which prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation, based solely on the technical merits of the position. The tax benefit recognized is the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

As a result of the tax gain on the IRNT share sales in 2021, the Company was able to utilize nearly all of its net operating loss carryforwards along with a significant portion of its tax credit carryforward prior to their expiration reducing 2021 federal and state taxes payable by approximately $2.5 million. We had a valuation allowance of $379,000 at the year ended December 31, 2020; however, this was reversed in 2021 given the significant change in our taxable income assumption from IRNT share sales.

Inventories

We account for inventories at the lower of cost or net realizable value using the FIFO (first-in, first-out) method.

Inventory reserves are determined based on estimated losses that result from inventory that becomes obsolete or for which the Company has excess inventory levels. In determining these estimates, the Company performs an analysis on current demand and usage for each inventory item over historical time periods. Based on that analysis, the Company reserves a percentage of the inventory amount within each time period based on historical demand and usage patterns of specific items in inventory. Actual experience could differ from the amounts estimated requiring adjustments to inventory valuation in future periods.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2021 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2021, were effective.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2021 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, our management has concluded that our internal controls over financial reporting were effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

The following table sets forth information regarding our directors as of December 31, 2021, including their business experience for the past five years (and, in some instances, for prior years) and their specific experience, qualifications, attributes or skills that led to the conclusion that they should serve as directors.

Name	Age	Director Since	Offices and Positions Held with the Company, Business Experience and Principal Occupation for the Last Five Years, and Directorships in Public Corporations and Investment Companies
Marc J. Gabelli	53	2004

Mr. Gabelli currently serves as Non-Executive Chairman of the Board, The LGL Group, Inc. (December 2017 to present, and September 2004 to April 2016); Managing Partner, Horizon Research (January 2013 to present), an investment management and research services provider; Chief Executive Officer, Gabelli Securities International Ltd. (1994 to present), a global alternative asset management platform and merchant advisor; President and Managing Partner, GGCP, Inc. (1999 to present), a private corporation that makes investments for its own account; Managing Member, Commonwealth Management Partners LLC (2008 to present); and Director and Managing Partner, GAMA Funds Holdings GmbH (2009 to present). He formerly served as Chairman and Chief Executive Officer, LGL Systems Acquisition Corp. (NYSE: DFNS) from September 2019 to August 2021 and was also a Director from its inception in early 2019 to August 2021; Chairman of Gabelli Merger Plus Trust since July 2017; Director of GAMCO Investors, Inc. from November 2014 to May 2016; and Director and President of Associated Capital Group (October 2015 to May 2016); Mr. Gabelli brings to the Board his extensive knowledge of the Company's business and industry due to his longstanding service on the Board, as well as his financial expertise and leadership experience as an executive of various investment firms.

Timothy Foufas	53	2007

Mr. Foufas serves as Managing Partner, Plato Foufas & Co. LLC (2005 to present), a financial services company. He previously served as Vice President and Chief Operating Officer, LGL Systems Acquisition Corp. (NYSE: DFNS) from September 2019 to August 2021; Chief Executive Officer of LGL Systems Acquisition Corp. from inception to September 2019; President, Levalon Properties LLC (2007 to 2018), a real estate property management company; Senior Vice President, Bayshore Management Co. LLC (2005 to 2006), a real estate property management company; Director of Investments, Liam Ventures Inc. (2000 to 2005), a private equity investment firm; and Director, ICTC Group, Inc. (2010 to 2013), a rural local exchange carrier headquartered in Nome, ND. Mr. Foufas brings to the Board his management skills and expertise in financial, investment and real estate matters.

Donald H. Hunter	65	2013

Mr. Hunter is the Principal, Donald Hunter LLC (April 2007 to present), a consulting practice based in Wellesley, MA; and the Chairman of the Board and a member of the Audit Committee and Compensation Committees of Greenlane Holdings, Inc. (NASDAQ: GNLN), a global house of brands and one of the largest sellers of premium cannabis accessories (August 2021 to present). He previously served as Chief Operating Officer and Chief Financial Officer for Harbor Global Company Limited (October 2000 to December 2006), a public company that owned and operated international investment management and natural resources subsidiaries; Chief Operating Officer, Pioneer Global Investments, a Division of the Pioneer Group, Inc. (August 1998 to October 2000), a company that provided investment management services and owned several natural resources investments; and Manager of International Finance, the Pioneer Group, Inc. (January 1991 to August 1998), with financial responsibility for international strategic start-ups. Mr. Hunter served as a director and Chairman of the Audit Committee of KushCo Holdings, Inc. (OTCQX: KSHB), a packaging and supply company serving the regulated cannabis industry (February 2018 to August 2021); director of Juniper Pharmaceuticals, Inc. (February 2014 to March 2016), a specialty pharmaceuticals company (NASDAQ: JNP), where he served as Chairman of the Audit Committee; LICT Corporation (June 2014 to May 2015), an integrated provider of broadband and voice services (OTC PK: LICT); and the Pioneer First Polish Trust Fund, where he served as Audit Committee Chairman for the first mutual fund in Poland. Mr. Hunter brings to the Board financial, operating, governance, international and mergers and acquisition experience.

Manjit Kalha	46	2011

Mr. Kalha has served as an Executive Vice President (Finance) at PMV Consumer Acquisition Corp. (NYSE: PMVC) (September 2020 to present); Managing Partner, Horizon Research (August 2012 to present), a firm that provides investment management and research services; Chief Executive Officer, Horizon AMC (June 2008 to present), a firm that provides investment management and consulting services; and Chief Executive Officer and Director, Jeet Associates Private Limited (December 2006 to present), a consulting firm based in New Delhi that provides business strategy, finance, and taxation advisory services. Mr. Kalha began his career at Arthur Andersen’s New Delhi office. Mr. Kalha brings to the Board his experience in management and manufacturing operations, and an extensive knowledge of global financial markets.

Ivan Arteaga	53	2019

Mr. Arteaga is the Managing Member and Chief Investment Officer of Arteaga Capital Management, LLC (2006 to present), an investment manager to alternative global investment funds and provider of equity research services; Portfolio Manager of Arteaga Global Partners, LP (2007 to present), a global equity investment partnership; Managing Member of Arteaga Investment Management Group, LLC (2008 to present), a registered investment advisor; Director of Brick Skirt Holdings, Inc. (2014 to present), an owner of rural local exchange carrier DFT Communications. Formerly, he was Interim Chief Executive Officer of The LGL Group, Inc. (January 2020 to March 2021); Portfolio Manager at GAMCO Investors, Inc. (1994 to 2006); Vice President of Equity Research, Gabelli & Company, Inc., a provider of institutional research and brokerage services (1992 to 2002); and Senior Associate at KPMG Inc., a global CPA, audit and consulting firm. Mr. Arteaga brings to the Board his extensive financial and investment experience, his knowledge of global financial markets, and his knowledge and experience as an analyst and investor in the communications and satellite industry.

Bel Lazar	61	2019

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

Michael Ferrantino	50	2019	Mr. Ferrantino’s biographical information can be found under the section for Executive Officers, below.
John Mega	69	2020

Mr. Mega served as President of LGL Systems Acquisition Corp. (NYSE: DFNS) from September 2019 to August 2021. Mr. Mega was an original founding member of L3, which merged with Harris Technologies and is now L3Harris Technologies, Inc. (NYSE: LHX). Mr. Mega built and managed several divisions at L3 since its formation in 1997 after spinning off from Lockheed Martin. Prior to his retirement in 2018, he was a corporate Senior Vice President and President of L3’s Communication Systems, one of the four L3 major business segments. Earlier in his career, he had been President of L3’s Microwave Group, President of Narda Microwave, President of Logimetrics Inc., Chief Financial Officer and Vice President of at Lockheed Martin Corp’s Tactical Defense Systems, Group Controller at Loral Corp and a principal at Raytheon Company (RTN: NYSE). Mr. Mega brings to the Board his considerable experience in management and manufacturing operations within our industry.

Executive Officers

The following table sets forth information regarding our executive officers as of December 31, 2021, including their business experience for the past five years and prior years.

Name	Age	Offices and Positions Held with the Company, Business Experience and Principal Occupation for the Last Five Years
Michael Ferrantino	50

Mr. Ferrantino currently holds the position of President and Chief Executive Officer for The LGL Group, Inc. (April 2021 to present) and also holds the position of Chief Executive Officer for Interex, Inc. and is on the board of Gabelli Equity Trust, Inc. and Gabelli Utility Trust. Mr. Ferrantino formerly served as a Director of LGL Systems Acquisition Corp. from September 2019 to August 2021 (NYSE: DFNS) and was Chief Executive Officer & Director at Valpey-Fisher Corp. Mr. Ferrantino received an undergraduate degree from Rensselaer Polytechnic Institute and an MBA from Loyola University Maryland. Mr. Ferrantino brings to the Board his experience in management and manufacturing operations, and an extensive knowledge of global financial markets.

James W. Tivy	54

Chief Financial Officer, The LGL Group, Inc. (January 2018 to present); SVP, Finance for INTL FCStone Securities Inc. (November 2012 to January 2017); Group Controller, INTL FCStone Inc. (January 2008 to November 2012).

Joan Atkinson Nano	66

Chief Accounting Officer, The LGL Group, Inc. (June 2020 to present); Chief Financial Officer of Revolution Lighting Technologies, Inc., formerly a NASDAQ listed company (June 2019 to September 2020). Mrs. Nano has served as Managing Director for Finance Solutions, LLC, a financial consulting firm, since 2008. As a financial consultant, she led initiatives on SEC reporting matters, acquisition analysis, cost savings, cash flow improvement, ERP implementation and tax matters for clients including Apollo Global Management (NYSE: APO), Catalyst Capital Group and Tronox Limited (NYSE: TROX). From 2001 to 2008, Mrs. Nano served as Vice President, Controller and Chief Accounting Officer of Crane Co. (NYSE: CR), a diversified manufacturer of highly engineered industrial products for various markets including aerospace and defense, where she led all of the business unit finance teams as well as corporate financial planning and analysis, accounting and financial reporting. Prior to Crane Co., Mrs. Nano held positions at GE Capital Corporation and Pitney Bowes. Mrs. Nano is a Certified Public Accountant, holds a BS degree from Sacred Heart University-Jack Welsh College of Business & Technology, graduating cum laude, and completed executive training at the Wharton School.

Linda Biles	60	Vice-President, Controller, The LGL Group, Inc. (June 2020 to present); Vice-President and Controller for MtronPTI (2007 to present).
Patrick Huvane	54

Senior Vice-President, Business Development, The LGL Group, Inc. (April 2019 to present); Vice President, Finance and Accounting, LGL Systems Acquisition Corp. (NYSE: DFNS) (September 2019 to August 2021); Chief Financial Officer of Teton Advisors, Inc. (OTC: TETAA) since 2019. From 2007 to 2018, Mr. Huvane was employed by Tiptree Inc. (NASD: TIPT) as Chief Accounting Officer.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors, and persons who beneficially own more than 10% of our equity securities registered pursuant to Section 12 of the Exchange Act, to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of the reports filed during 2021 and/or written representations from the reporting persons, we believe that, during our fiscal year ended December 31, 2021, all required Section 16(a) filings were timely and correctly made by reporting persons for 2021.

Code of Ethics

We adopted a code of ethics as part of our Business Conduct Policy, which applies to all of our employees, including our principal executive, financial and accounting officers. Our Business Conduct Policy is available at www.lglgroup.com. Amendments to and waivers of our code of ethics and Business Conduct Policy will be disclosed on our website.

Audit Committee

The Audit Committee of the Board (the "Audit Committee") consists of Messrs. Hunter, Kalha and Foufas. The Board has determined that all Audit Committee members are financially literate and independent under applicable NYSE listing standards. Mr. Hunter serves as Chairman of the Audit Committee, and the Board has determined that he qualifies as the Audit Committee financial expert, as defined under the Exchange Act.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth information with respect to compensation earned by the named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)		Total ($)
Michael Ferrantino (2)	2021	161,827	—	532,800	(3)	694,627
President and Chief
Executive Officer
Ivan Arteaga (2)	2021	17,702	—	—		17,702
Former Interim Chief	2020	46,708	—	405,450	(4)	452,158
Executive Officer
James W. Tivy	2021	96,000	25,000	—		121,000
Chief Financial Officer	2020	96,000	—	—		96,000
Linda Biles	2021	132,018	27,000			159,018
Vice President, Controller	2020	130,160	52,000	120,000	(5)	302,160

(1)

Reflects the aggregate grant date fair value of stock awards or option awards granted in the applicable year, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. For a discussion of the assumptions and methodologies used to calculate these amounts, please see Note L - Stock-Based Compensation in the accompanying Notes to Consolidated Financial Statements.

(2)

While serving as an officer of the Company, compensation is not provided for services as a director. See Non-Employee Director Compensation table for (i) Mr. Ferrantino’s remuneration as a director prior to his appointment as an officer; and (ii) Mr. Arteaga’s remuneration as a director following the completion of his assignment as Interim Chief Executive Officer.

(3)	On December 28, 2021, the Company awarded Mr. Ferrantino 45,000 restricted shares of common stock with a grant date fair value of $532,800.
(4)

On March 26, 2020, the Company awarded Mr. Arteaga 45,000 restricted shares of common stock with a grant date fair value of $405,450. Upon completion of his assignment as Interim Chief Executive Officer in March 2021, 26,250 of these shares were forfeited. The remaining 18,750 shares with a grant date fair value of $168,938 vest through 2023 provided he continues to serve on the Company’s Board.

(5)	On December 29, 2020, the Company awarded Ms. Biles 10,762 restricted shares of common stock with a grant date fair value of $120,000.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the information with respect to outstanding equity awards held by our named executive officers as of December 31, 2021.

	Stock Awards (1)
Name	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($) (5)
Michael Ferrantino (2)	30,000	342,000
Ivan Arteaga (3)	18,750	213,750
Linda Biles (4)	7,533	85,876
(1)	There are no LGL stock options held by any named executive officers.
(2)

On December 28, 2021, the Company granted Mr. Ferrantino 45,000 restricted shares of common stock with a grant date fair value of $532,800. These shares vest as follows: 15,000 at December 28, 2021, 15,000 at April 1, 2022 and 15,000 at April 1, 2023.

(3)

On March 26, 2020, the Company awarded Mr. Arteaga 45,000 restricted shares of common stock in connection with his role as LGL’s Interim Chief Executive Officer. Upon completion of his assignment in March 2021, 26,250 of these shares were forfeited. The remaining 18,750 shares had a grant date fair value of $168,938 and vest as follows: 15,000 at January 1, 2022 and 3,750 at January 1, 2023.

(4)

On December 29, 2020, the Company awarded Ms. Biles 10,762 restricted shares of common stock with a grant date fair value of $120,000. These shares vest as follows: 3,229 at December 29, 2021, 3,229 at December 29, 2022 and 4,304 at December 29, 2023.

(5)	Market value is based on the closing price of our common stock on December 31, 2021 of $11.40 per share.

Non-Employee Director Compensation

The following table sets forth information with respect to compensation earned by or awarded to each non-employee director who served on the Board during the fiscal year ended December 31, 2021:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Marc J. Gabelli	16,750	15,001	31,751
Timothy Foufas	25,250	15,001	40,251
Donald H. Hunter	24,250	15,001	39,251
Manjit Kalha	23,250	15,001	38,251
Bel Lazar	19,750	15,001	34,751
John Mega	17,750	15,001	32,751
Ivan Arteaga (2)	11,250	15,001	26,251
Robert LaPenta (3)	14,250	—	14,250
Michael Ferrantino (4)	4,750	—	4,750
(1)	These shares were granted under the 2021 Incentive Plan.
(2)	Reflects Mr. Arteaga’s compensation earned as a non-employee director since completing his assignment as Interim Chief Executive Officer in March 2021.
(3)	Mr. LaPenta was a member of the Company’s Board until his resignation on September 27, 2021, as he joined IronNet as a board member upon the IRNT Business Combination.
(4)

Since Mr. Ferrantino’s appointment as President and Chief Executive Officer, he no longer receives compensation for his service as a director. See Summary Compensation Table for Mr. Ferrantino’s remuneration as an executive officer.

Non-employee directors also receive the following in addition to the equity awards granted as part of their base compensation: (i) their annual base cash compensation of $10,000; (ii) $2,000 for each meeting of the Board attended in person and $750 for attendance at each meeting held telephonically and (iii) the Audit Committee Chairman receives a $2,000 annual cash retainer, and the Nominating Committee Chairman and Compensation Committee Chairman each receives a $1,000 annual cash retainer.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the number of shares of our common stock beneficially owned on March 10, 2022, by:

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

	Common Stock Beneficially Owned (1)
Name and Address of Beneficial Owner	Shares		%
5% Stockholders:
Mario J. Gabelli	1,042,612	(2)	19.4
Directors and Named Executive Officers:
Marc J. Gabelli	844,883	(3)	15.7
Michael Ferrantino	46,507	(4)	*
Timothy Foufas	38,542		*
Donald H. Hunter	26,515		*
Manjit Kalha	24,751		*
Ivan Arteaga	20,017	(5)	*
Linda Biles	16,353	(6)	*
Bel Lazar	7,142		*
John Mega	6,625		*
James W. Tivy	3,000		*
All executive officers and directors as a group (12 persons)	1,034,335		19.3
*	Less than 1% of outstanding shares.
(1)

The applicable percentage of ownership for each beneficial owner is based on 5,365,256 shares of common stock outstanding as of March 10, 2022. Shares of common stock issuable upon exercise of options, warrants or other rights beneficially owned that are exercisable within 60 days are deemed outstanding for the purpose of computing the percentage ownership of the person holding such securities and rights and all executive officers and directors as a group.

(2)

Includes (i) 500,675 shares of common stock owned directly by Mario J. Gabelli; (ii) 476,937 shares owned by GGCP Inc., of which Mario J. Gabelli is the chief executive officer, a director and controlling shareholder; (iii) 64,500 shares held by the Gabelli Foundation, Inc. and (iv) 500 shares owned by GAMCO Asset Management, Inc. Mario J. Gabelli disclaims beneficial ownership of the shares owned by MJG-IV Limited Partnership, and GGCP, Inc. except to the extent of his pecuniary interest therein. Mario J. Gabelli's business address is 401 Theodore Fremd Avenue, Rye, New York 10580-1430. This disclosure is based solely on information in a Form 4 filed by Mario J. Gabelli with the SEC on November 18, 2020.

(3)

Includes (i) 80,580 shares of common stock owned directly by Marc J. Gabelli; and (ii) 764,303 shares held by Venator Merchant Fund, L.P. ("Venator Fund"). Venator Global, LLC ("Venator Global"), which is the sole general partner of Venator Fund, may be deemed to beneficially own the securities owned by Venator Fund. Marc J. Gabelli, who is the President and Sole Member of Venator Global, may be deemed to beneficially own the securities owned by

Venator Fund. Marc J. Gabelli disclaims beneficial ownership of the securities owned by Venator Fund, except to the extent of his pecuniary interest therein.
(4)	Includes 30,000 shares of unvested restricted stock.
(5)	Includes 3,750 shares of unvested restricted stock.
(6)	Includes 7,533 shares of unvested restricted stock.

Equity Compensation Plan Information

The following table provides information as of December 31, 2021 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	25,000	$12.72	946,511
Equity compensation plans not approved by security holders	—	—	—
Total	25,000	$12.72	946,511
(1)

The 2021 Incentive Plan was approved by our stockholders on December 28, 2021. 1,000,000 shares of common stock are authorized for issuance under the 2021 Incentive Plan. Options to purchase 25,000 shares of common stock issued under the Amended and Restated 2011 Incentive Plan were outstanding as of December 31, 2021. Restricted stock awards outstanding as of December 31, 2021 amounted to 56,283, of which 26,283 were issued under the Amended and Restated 2011 Incentive Plan and 30,000 were issued under the 2021 Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons, Promoters and Certain Control Persons

Certain cash equivalents and marketable securities held and invested in various mutual funds are managed by a related entity (the "Fund Manager"). Marc Gabelli, the Company’s non-executive Chairman of the Board, who is also a greater than 10% stockholder, serves as an executive officer of the Fund Manager. As of December 31, 2021 and 2020, the balance with the Fund Manager totaled $15,595,000 and $19,063,000, respectively. Fund management fees earned by the Fund Manager are anticipated to be approximately 0.50% of the asset balances under management on an annual basis. The brokerage and fund transactions in 2021 and 2020 were directed solely at the discretion of the Company’s management.

All transactions between us and any of our officers, directors, director nominees, principal stockholders or their immediate family members are to be approved by the Audit Committee and are to be on terms no less favorable to us than we could obtain from unaffiliated third parties. Such policy and procedures are set forth in a resolution of the Board.

Director Independence

As required under NYSE rules, a majority of the members of a listed company's board of directors must qualify as "independent," as affirmatively determined by such board of directors. The Board has determined that Messrs. Foufas, Hunter, Kalha, Lazar and Mega, comprising a majority of the members of the Board, are independent within the meaning of NYSE rules.

Item 14.	Principal Accountant Fees and Services Fees Billed During Fiscal 2021 and 2020

Audit Fees

Aggregate audit fees for the years ended December 31, 2021 and 2020, were $247,125 and $238,395, respectively, and include fees billed by RSM US LLP ("RSM") as the Company's independent registered public accounting firm for the years ended December 31, 2021 and 2020. Audit fees include services relating to auditing the Company's annual financial statements included in the Company’s annual report on Form 10-K and reviewing the Company's financial statements included in the Company's quarterly reports on Form 10-Q.

Audit-Related Fees

During 2021, RSM rendered audit-related services in connection with the Company’s Preliminary Proxy Statement on Schedule 14A relating to obtaining stockholder approval for the Spin-Off of its MtronPTI subsidiary and charged fees of $36,750.

During 2020, RSM rendered audit-related services in connection with the Company's registration statement on Form S-1 (Registration No. 333-249639) relating to a dividend of warrants to purchase shares of the Company’s common stock and charged fees of $26,500 during the year ended December 31, 2020 for these services.

Tax Fees

During the year ended December 31, 2020, RSM rendered tax services in connection with the Company’s required federal and state income tax reporting. Total fees charged during the year ended December 31, 2020 totaled $40,425. These non-audit tax preparation services performed by RSM were pre-approved by the Company’s Audit Committee.

All Other Fees

RSM did not render any other services during the years ended December 31, 2021 and 2020.

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

3.6

The LGL Group, Inc. Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2022).

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

4.5

Form of Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-249639) filed with the SEC on November 2, 2020).

4.6

Form of Warrant Agreement, by and among the Company, Computershare Inc., and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-249639) filed with the SEC on November 2, 2020).

10.1	The LGL Group, Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K filed with the SEC on April 1, 1996). +

10.2	The LGL Group, Inc. 2021 Incentive Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on December 6, 2021).+

10.3

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

10.5	Open Market Sale Agreement between the Company and Jeffries LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2020).

10.6	Employment Agreement between the Company and Ivan Arteaga (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2020).+

10.7	Promissory Note, Piezo Technology Inc., dated April 15, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2020).

10.8	Promissory Note, MTron Industries Inc., dated April 15, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2020).

10.9	Promissory Note, Precise Time and Frequency LLC, dated April 15, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2020).

10.10

Loan Agreement by and among M-tron Industries, Inc., Piezo Technology, Inc. and Synovus Bank, dated May 12, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2020).

10.11	Promissory Note in favor of Synovus Bank, dated May 12, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2020).

10.12

Security Agreement by and among M-tron Industries, Inc., Piezo Technology, Inc. and Synovus Bank, dated May 12, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2020).

Exhibit No.	Description
10.13	Independent Contractor Agreement between the Company and Joan Atkinson Nano (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2020).+

21.1	Subsidiaries of The LGL Group, Inc.*

23.1	Consent of Independent Registered Public Accounting Firm – RSM US LLP.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

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

THE LGL GROUP, INC.

March 28, 2022	By:	/s/ Michael Ferrantino
Michael Ferrantino
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	CAPACITY	DATE

/s/ Michael Ferrantino	President, Chief Executive Officer and Director	March 28, 2022
MICHAEL FERRANTINO	(Principal Executive Officer)

/s/ James W. Tivy	Chief Financial Officer	March 28, 2022
JAMES W. TIVY	(Principal Financial Officer)

/s/ Joan Atkinson Nano	Chief Accounting Officer	March 28, 2022
JOAN ATKINSON NANO	(Principal Accounting Officer)

/s/ Marc J. Gabelli	Director	March 28, 2022
MARC J. GABELLI

/s/ Timothy Foufas	Director	March 28, 2022
TIMOTHY FOUFAS

/s/ Donald H. Hunter	Director	March 28, 2022
DONALD H. HUNTER

/s/ Manjit Kalha	Director	March 28, 2022
MANJIT KALHA

/s/ Bel Lazar	Director	March 28, 2022
BEL LAZAR

/s/ Ivan Arteaga	Director	March 28, 2022
IVAN ARTEAGA

/s/ John Mega	Director	March 28, 2022
JOHN MEGA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of The LGL Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The LGL Group, Inc. and its subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Inventory Valuation Reserve

As described in Notes B and G to the financial statements, the Company’s net inventory balance of approximately $5.5 million included a reserve for obsolete and excess inventory of approximately $1.4 million at December 31, 2021. The Company maintains a reserve for inventory based on estimated losses that result from inventory that becomes obsolete or for which the Company has excess inventory levels. In determining this estimate, the Company performs an analysis on current demand and usage for each inventory item over historical time periods. Based on that analysis, the Company reserves a percentage of the inventory amount within each time period based on historical demand and usage patterns of specific items in inventory.

We identified the reserve for obsolete and excess inventory as a critical audit matter because auditing management’s assumptions used in the estimate for obsolete and excess inventory involved a high degree of auditor judgement and increased audit effort, including the use of information technology professionals, due to the impact these assumptions have on management’s estimate.

Our audit procedures related to the Company’s reserve for obsolete and excess inventory included the following, among others:

•	We tested the accuracy and completeness of the underlying data used in management’s estimates of the inventory reserve, including reports related to the relevant inventory demand and historical usage.
•	Developed an independent expectation of the expected inventory reserve at year-end based upon a trend analysis of historical product usage and compared it to management’s estimate.
•	We utilized an internal information technology professional to verify the underlying logic data of the report used by management to produce usage data.
•	Tested the mathematical accuracy of management’s inventory reserve calculation and the reports used by management as inputs in the calculation.

/s/ RSM US LLP

We have served as the Company’s auditor since 2011.

Orlando, Florida

March 28, 2022

THE LGL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except per Share Amounts)

	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$29,016	$18,331
Marketable securities	16,167	5,791
Accounts receivable, net of allowances of $208 and $189, respectively	4,667	4,122
Inventories, net	5,492	5,280
Prepaid expenses and other current assets	494	257
Total Current Assets	55,836	33,781
Property, Plant and Equipment
Land	536	536
Buildings and improvements	4,869	4,810
Machinery and equipment	18,815	17,775
Gross property, plant and equipment	24,220	23,121
Less: accumulated depreciation	(20,837)	(20,336)
Net property, plant and equipment	3,383	2,785
Right-of-use lease asset	396	422
Equity investment in unconsolidated subsidiary	—	3,072
Intangible assets, net	252	327
Deferred income tax asset	34	3,052
Other assets	5	16
Total Assets	$59,906	$43,455
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,455	$1,240
Accrued compensation and commissions expense	1,549	1,324
Income taxes payable	599	25
Other accrued expenses and liabilities	823	808
Total Current Liabilities	4,426	3,397
Deferred income tax liability	124	—
Other liabilities	613	293
Total Liabilities	5,163	3,690
Contingencies (Note O)
Stockholders' Equity
Common stock, $0.01 par value - 30,000,000 and 10,000,000 shares authorized as of December 31, 2021 and 2020, respectively; 5,446,840 shares issued and 5,308,973 shares outstanding at December 31, 2021, and 5,409,550 shares issued and 5,272,204 shares outstanding at December 31, 2020	53	53
Additional paid-in capital	45,817	45,477
Retained earnings (accumulated deficit)	9,453	(5,185)
Treasury stock, 81,584 shares held in treasury at cost at December 31, 2021 and 2020	(580)	(580)
Total Stockholders' Equity	54,743	39,765
Total Liabilities and Stockholders' Equity	$59,906	$43,455

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2021	2020
REVENUES	$28,140	$31,162
Costs and expenses:
Manufacturing cost of sales	18,069	20,233
Engineering, selling and administrative	10,857	9,514
OPERATING (LOSS) INCOME	(786)	1,415
Other income (expense):
Interest expense, net	(11)	(11)
Gain (loss) on equity investment in unconsolidated subsidiary	59,453	(262)
Realized (loss) income on marketable securities	(16,962)	74
Unrealized (loss) gain on marketable securities	(22,949)	139
Other income (expense), net	11	(51)
Total other income (expense), net	19,542	(111)
INCOME BEFORE INCOME TAXES	18,756	1,304
Income tax provision	4,118	336
NET INCOME	$14,638	$968
Basic per share information:
Weighted average number of shares used in basic earnings per share calculation	5,275,374	5,173,430
Basic net income per share	$2.77	$0.19
Diluted per share information:
Weighted average number of shares used in diluted earnings per share calculation	5,334,087	5,216,859
Diluted net income per share	$2.74	$0.19

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in Thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total
Balance at December 31, 2019	4,933,063	$50	$41,576	$(6,153)	$(580)	$34,893
Net income	—	—	—	968	—	968
Exercise of stock options	20,329	—	85	—	—	85
Repurchase of shares exercised	(2,295)	—	(23)	—	—	(23)
Stock-based compensation	57,382	—	790	—	—	790
At-the market stock sales	263,725	3	3,251	—	—	3,254
Share-related issuance costs	—	—	(202)	—	—	(202)
Balance at December 31, 2020	5,272,204	53	45,477	(5,185)	(580)	39,765
Net income	—	—	—	14,638	—	14,638
Exercise of stock options	33,050	—	178	—	—	178
Repurchase of shares exercised	(22,999)	—	(251)	—	—	(251)
Stock-based compensation	26,718	—	413	—	—	413
Balance at December 31, 2021	5,308,973	$53	$45,817	$9,453	$(580)	$54,743

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years Ended December 31,
	2021	2020
OPERATING ACTIVITIES
Net income	$14,638	$968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	501	453
Amortization of finite-lived intangible assets	75	75
Stock-based compensation	413	790
(Gain) loss on equity investment in unconsolidated subsidiary	(59,453)	262
Realized loss on sale of marketable securities	17,377	—
Unrealized loss (gain) on marketable securities	22,949	(139)
Non-cash donation of IRNT common stock	1,318	—
Deferred income tax expense	3,142	255
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(545)	323
(Increase) decrease in inventories, net	(212)	736
(Increase) decrease in prepaid expenses and other assets	(226)	194
Increase (decrease) in income taxes payable	574	(8)
Increase (decrease) in accounts payable, accrued compensation and commissions expense and other	801	(717)
Net cash provided by operating activities	1,352	3,192
INVESTING ACTIVITIES
Subscription agreement funding	(2,725)	—
Capital expenditures	(1,099)	(407)
Proceeds from sale of marketable securities	18,548	—
Purchase of marketable securities	(5,318)	(21)
Net cash provided by (used in) investing activities	9,406	(428)
FINANCING ACTIVITIES
Proceeds from issuance of at-the-market stock sales	—	3,254
Share-related issuance costs	—	(202)
Proceeds from stock option exercise	178	85
Payment for taxes related to net share settlement of equity awards	(251)	(23)
Net cash (used in) provided by financing activities	(73)	3,114
Increase in cash and cash equivalents	10,685	5,878
Cash and cash equivalents at beginning of year	18,331	12,453
Cash and cash equivalents at end of year	$29,016	$18,331

Noncash Investing Activity:
Distribution of IRNT securities by Sponsor (unconsolidated subsidiary)	$65,250	$—

Supplemental Disclosure:
Interest paid	$—	$3
Income taxes paid	$72	$60

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Basis of Presentation

The consolidated financial statements include the accounts of The LGL Group, Inc. (the “Company”, “LGL Group”, “we”, “LGL”, “our” or “us”) and all of its majority-owned subsidiaries except its sole variable interest entity (“VIE”), LGL Systems Acquisition Holding Company, LLC. Intercompany transactions and accounts have been eliminated in consolidation. These consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

Certain amounts in prior year consolidated financial statements have been reclassified to conform to the current year presentation.

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

The Company is engaged in investment and manufacturing business activities. Its manufacturing businesses are operated through its two principal subsidiaries, (1) M-tron Industries, Inc. ("MtronPTI"), which includes the operations of Piezo Technology, Inc. ("PTI") and M-tron Asia, LLC ("Mtron"), and (2) Precise Time and Frequency, LLC ("PTF"). The Company has operations in Orlando, Florida; Yankton, South Dakota; Wakefield, Massachusetts; and Noida, India. MtronPTI also has sales offices in Austin, Texas and Hong Kong.

In 2019, the Company created an intermediate holding company, M-tron Systems Holdings, LLC, for its existing operating assets and reorganized to facilitate opportunities to further diversify its portfolio. The Company formed three subsidiaries: M-tron Systems Holdings, LLC, LGL Systems Acquisition Holding Company, LLC and LGL Systems Acquisition Corp. LGL Systems Acquisition Holding Company, LLC (the “Sponsor”) was the sponsor of LGL Systems Acquisition Corp. (the “SPAC”), a special purpose acquisition company, commonly referred to as a SPAC or blank check company, formed for the purpose of effecting a business combination in the aerospace, defense and communications industries which was completed in 2021. The SPAC was listed on the NYSE under the ticker symbol “DFNS” until August 2021 when the merger with its target company was completed. See Note C - Equity Investment in Unconsolidated Subsidiary.

B. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries except its sole VIE, LGL Systems Acquisition Holding Company, LLC (the “Sponsor”). Intercompany transactions and accounts have been eliminated in consolidation. The VIE served as the Sponsor to the SPAC. The SPAC completed a merger with its target company, IronNet Cybersecurity, Inc., on August 26, 2021 and changed its name to IronNet, Inc. (“IronNet” or “IRNT”) (the “IronNet Business Combination”). IronNet is a publicly-traded company on the NYSE American (“NYSE”) under the ticker symbol “IRNT.”

VIE: Our sole interest in a VIE, the Sponsor, was accounted for under the equity method of accounting and not consolidated. Determining whether to consolidate a VIE requires judgement in assessing whether an entity is a VIE and if we are the entity’s primary beneficiary. If we are the primary beneficiary of a VIE, we are required to consolidate the entity. To determine if we are the primary beneficiary, we evaluate whether we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our evaluation included identification of significant activities and an assessment of our ability to direct those activities, based on operating and other legal agreements as well as governance provisions. As a result of our review, we concluded that we were not the primary beneficiary of the VIE and that consolidation was not warranted.

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

Equity-Method Investments: When the Company does not have a controlling financial interest in an entity but can exert significant influence over the entity’s operating and financial policies, the investment is accounted for either (i) under the equity method of accounting or (ii) at fair value by electing the fair value option available under GAAP. Significant influence generally exists when the Company owns 20% to 50% of the entity’s common stock or in-substance common stock. In applying the equity method, we record the investment at cost and subsequently increase or decrease the carrying amount of the investment by our proportionate share of earnings or losses of the investee. We record dividends or other equity distributions as reductions in the carrying value of the investment. The Company reports the equity income (loss) from its investment in the Sponsor on a one-quarter lag basis. Following the Sponsor’s 2021 distribution of IRNT securities to the Company, as more fully described in Note C – Equity Investment in Unconsolidated Subsidiary, the Company’s remaining investment in the Sponsor is de minimis.

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

Marketable Securities

Marketable equity securities are reported at fair value with the change in fair value from acquisition being recorded as gains and losses in the consolidated statement of operations. Gains and losses are reported as realized on securities sold during the period and unrealized on securities held at the end of the period.

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

Depreciation expense was approximately $501,000 for 2021 and $453,000 for 2020.

Intangible Assets

Intangible assets are recorded at cost less accumulated amortization. Amortization is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range up to 10 years. The intangible assets consist of intellectual property and goodwill. The net carrying value of the amortizable intangible assets was $212,000 and $287,000 as of December 31, 2021 and 2020, respectively. Goodwill, which is not amortizable, was $40,000 as of both December 31, 2021 and 2020.

The estimated aggregate amortization expense for intangible assets, excluding goodwill, for each of the remaining years of the estimated useful life is as follows (in thousands):
2022	$75
2023	75
2024	26
2025	22
2026	14
Total	$212

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

Each month, the Company records a specific warranty reserve for approved RMAs covering products that have not yet been returned. The Company does not maintain a general warranty reserve because, historically, valid warranty returns resulting from a product not meeting specifications or being non-functional have been de minimis. As of December 31, 2021 and 2020, accrued warranty reserve was $80,000 and $21,000, respectively.

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

The Company meets these conditions upon the Company’s satisfaction of the performance obligation, usually at the time of shipment to the customer, because control passes to the customer at that time. Our standard payment terms for customers are net due within 30 days, with a few exceptions, none regularly exceeding 60 days.

The Company provides disaggregated revenue details by segment in Note P – Segment Information and geographic markets in Note Q – Domestic and Foreign Revenues.

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

Research and Development Costs

Research and development costs are charged to operations as incurred. Such costs were approximately $2,212,000 and $2,142,000 in 2021 and 2020, respectively, and are included within engineering, selling and administrative expenses.

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

Restricted stock awards are measured at the fair value of the Company's common stock on the date of the grant and recognized over the respective service period.

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

For both the years ended December 31, 2021 and December 31, 2020, there were warrants to purchase 1,051,664 shares of common stock and options to purchase 25,000 shares of common stock that were excluded from the diluted earnings per share computation because the impact of the assumed exercise of such warrants and stock options would have been anti-dilutive.

	Years Ended December 31,
	2021	2020
Weighted average shares outstanding - basic	5,275,374	5,173,430
Effect of diluted securities	58,713	43,429
Weighted average shares outstanding - diluted	5,334,087	5,216,859

Income Taxes

The Company's deferred income tax assets represent (a) temporary differences between the financial statement carrying amount and the tax basis of existing assets and liabilities that will result in deductible amounts in future years and (b) the tax effects of net operating loss (“NOL”) carryforwards and tax credit carryforwards.

The Company periodically undertakes a review of its valuation allowance, and it evaluates all positive and negative factors that may affect whether it is more likely than not that the Company would realize its future tax benefits from its deferred tax balances. Pursuant to ASC 740, Income Taxes (“ASC 740”), the Company determined, during the year ended December 31, 2021, that it is more likely than not that substantially all of its U.S. deferred tax assets related to research and development tax credits can be utilized in the foreseeable future and that a previously recorded valuation allowance, amounting to $379,000, be reversed to record deferred tax assets at their expected net realizable value.

We recognize tax benefits related to uncertain tax positions only if it is more likely than not that the tax position will be sustained upon examination by taxing authorities. For those positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. For the year ended December 31, 2021, we recorded unrecognized tax benefits of $458,000.

In the ordinary course of business, we are examined by various federal, state, and foreign tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. See Note H – Income Taxes, for further information regarding income taxes.

Concentration Risks

In 2021, the Company's largest customer, a commercial aerospace and defense company, accounted for $7,870,000, or 28.0%, of the Company's total revenues, compared to $7,810,000, or 25.1%, of the Company’s total revenues in 2020. The Company’s second largest customer, a defense contractor, accounted for $3,138,000, or 11.2%, of the Company's total revenues, compared to $5,550,000, or 17.8%, of the Company’s total revenues in 2020.

A significant portion of the Company's accounts receivable is concentrated with a relatively small number of customers. As of December 31, 2021, four of the Company's largest customers accounted for approximately $2,595,000, or 53.2%, of accounts receivable. As of December 31, 2020, four of the Company's largest customers accounted for approximately $2,301,000, or 53.4%, of accounts receivable. The Company carefully evaluates the creditworthiness of its customers in deciding to extend credit and utilizes letters of credit to further limit credit risk for export sales. As a result of these policies, the Company has experienced very low historical bad debt expense and believes the related risk to be minimal.

At various times throughout the year and at December 31, 2021 and 2020, some deposits held at financial institutions were in excess of federally insured limits. The Company has not experienced any losses related to these balances.

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

We performed an assessment to determine if there were any indicators of impairment as a result of the operating conditions resulting from the coronavirus (“COVID-19”) pandemic at the end of each 2021 fiscal quarter, including at December 31, 2021. We concluded that, while there were events and circumstances in the macro-environment that did impact us, we did not experience any entity-specific indicators of asset impairment and no triggering events occurred.

Financial Instruments

Cash and cash equivalents, trade accounts receivable, trade accounts payable and accrued expenses are carried at cost which approximates fair value due to the short-term maturity of these instruments.

Derivatives are carried at fair value and included in marketable securities in the consolidated balance sheet. Changes in fair value since acquisition are reported as realized and unrealized (loss) gain in the consolidated statement of operations.

Foreign Currency Translation

The assets and liabilities of international operations are remeasured at the exchange rates in effect at the balance sheet date for monetary assets and liabilities and at historical rates for nonmonetary assets and liabilities, with the related remeasurement gains or losses reported within the consolidated statement of operations. The results of international operations are remeasured at the monthly average exchange rates. The Company's foreign subsidiaries and respective operations' functional currency is the U.S. dollar. The Company has determined this based upon the majority of transactions with customers as well as intercompany transactions and parental support being based in U.S. dollars. The Company has recognized a remeasurement gain (loss) of $11,000 and ($95,000) in 2021 and 2020, respectively, which is included within other income, net in the consolidated statements of operations.

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

C. Equity Investment in Unconsolidated Subsidiary

In November 2019, the Company made its initial investment of $3.35 million in the Sponsor of the SPAC and subscribed to an additional investment of $2.725 million in March 2021. The incremental investment was part of the Sponsor syndication to participate in a private placement (“PIPE”) in connection with the IronNet Business Combination.

On September 14, 2021, as a result of its Sponsor investment, the Company received 1,572,529 shares of IRNT common stock and 2,065,000 IRNT private warrants exchangeable into shares of IRNT common stock, representing an aggregate fair value of $65.3 million. While LGL continues to hold an interest in the Sponsor, it is immaterial. See Note D - Marketable Securities for the basis of determining the fair value of the securities received.

For the years ended December 31, 2021 and 2020, the Company recognized a gain (loss) on equity investment in unconsolidated subsidiary of $59,453,000 and ($262,000), respectively, for its share of the Sponsor’s gains and losses through the September 14, 2021 distribution of IRNT common stock and private warrants. The Company has recognized a cumulative gain of $59,175,000 on its investment in the unconsolidated Sponsor through December 31, 2021.

Subsequent to the September 14, 2021 Sponsor distribution, the Company’s IRNT securities held have been classified as marketable securities, under ASC 321, Investments – Equity Securities (“ASC 321”), with the change in fair value of period end holdings reported as an unrealized gain or loss.

On April 12, 2021, the SEC’s Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “Staff Statement”) was released. The SPAC evaluated the applicability and impact of the Staff Statement on its historical financial statements that have been filed with the SEC and determined that restatement was required. In the first quarter of 2021, the SPAC changed its accounting treatment for both its public and private warrants outstanding using liability classification instead of equity classification resulting in a mark to market warrant liability adjustment for each reporting period since issuance in 2019. Prior to the IronNet Business Combination, the Company reported its investment in the Sponsor under the equity method of accounting using hypothetical liquidation book value (“HLBV”). The SPAC’s mark to market accounting adjustments for the warrant liability did not change the Company’s HLBV due to the warrants requiring no cash settlement as of December 31, 2020 under a hypothetical liquidation; therefore, the SPAC’s restatement did not impact the Company’s carrying amount of its equity investment in the Sponsor.

D. Marketable Securities

The Company accounts for equity securities under ASC 321. Such securities are reported at fair value on the consolidated balance sheets, and the related unrealized gains and losses are reported in the consolidated statements of cash flows as non-cash adjustments to income. Any unrealized appreciation or depreciation on investment securities is reported in the consolidated statements of operations as an unrealized gain or loss on marketable securities. During the years ended December 31, 2021 and 2020, realized (loss) gain on marketable securities was ($16,962,000) and $74,000, respectively. Unrealized (loss) gain on marketable securities was ($22,949,000) and $139,000, respectively, for the years ended December 31, 2021 and 2020, respectively.

Details of marketable securities held at December 31, 2021 and 2020 are as follows (in thousands):

			Cumulative
			Unrealized
	Fair Value	Basis	(Loss) Gain
IronNet:	December 31, 2021
1,250,000 common shares - restricted	$4,734	$26,501	$(21,767)
88,620 common shares - unrestricted	372	2,195	(1,823)
Put options	1,245	489	756
	6,351	29,185	(22,834)
Equity fund and other securities	9,816	9,808	8
	$16,167	$38,993	$(22,826)

	December 31, 2020
Equity fund and other securities	5,791	5,668	123
	$5,791	$5,668	$123

The IRNT common stock was received by the Company as a result of the previously discussed Sponsor distribution. The fair value of these shares determined at the date of distribution represents the basis of these securities.

As a result of the IronNet Business Combination and LGL’s investment in the Sponsor, LGL was distributed 2,065,000 IRNT private warrants and 1,572,529 shares of common stock on September 14, 2021. Of these shares of common stock, 1,300,000 shares are restricted from sale for at least six months from the date of closing and subject to the applicable shareholder lock-up agreements. In an effort to continue its stakeholder responsibilities in the context of global corporate citizenship, the Company made a charitable gift on September 28, 2021 of 50,000 shares of IRNT common stock recognizing the fair value of $1,318,000 as an administrative expense at the date of donation. The fair value of the remaining 1,250,000 shares of IRNT restricted common stock outstanding was determined by applying a discount for lack of marketability to the publicly quoted market price of IRNT common stock. The 272,529 shares of PIPE-related common stock and 2,065,000 private warrants were subject to trading restrictions upon distribution until the registration statement became effective on September 30, 2021. A Monte Carlo simulation model was used to estimate the market price of IRNT private warrants.

On October 1, 2021, the Company exercised its 2,065,000 IRNT private warrants on a cashless basis and received 1,271,406 shares of IRNT common stock upon such exercise. The basis of the private warrants was carried over to the IRNT common shares received upon exercise of such warrants. As of December 31, 2021, the Company sold 1,455,315 shares of IRNT common stock and closed certain related derivative positions resulting in approximately $18,548,000 of pre-tax proceeds. At December 31, 2021, the Company held 88,620 shares of unrestricted IRNT common stock and 1,250,000 shares of IRNT common stock that are restricted from sale for at least six months from the date of the IronNet Business Combination.

The Company has executed derivatives transactions as part of its plan to minimize the economic risk of IRNT share price volatility to its IRNT holdings. At December 31, 2021, the Company reported an unrealized gain of $756,000 related to put options for 300,000 shares of IRNT common stock with a second quarter 2022 expiration date.

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

As of December 31, 2021, the balance with the Fund Manager totaled $15,595,000, including $5,823,000 which is classified within cash and cash equivalents on the accompanying consolidated balance sheets, and $9,772,000 which is classified as marketable securities on the accompanying consolidated balance sheets. Amounts invested generated $301,000 of realized and unrealized investment income during 2021.

As of December 31, 2020, the balance with the Fund Manager totaled $19,063,000, including $13,283,000 which is classified within cash and cash equivalents on the accompanying consolidated balance sheets, and $5,780,000 which is classified as marketable securities on the accompanying consolidated balance sheets. Amounts invested generated $213,000 of realized and unrealized investment income during 2020.

Fund management fees earned by the Fund Manager are anticipated to be approximately 0.50% of the asset balances under management on an annual basis.

Members of our board of directors (the “Board”), including Marc Gabelli, John Mega, Timothy Foufas, Manjit Kalha and Michael Ferrantino, and members of our management, Patrick Huvane and Michael Ferrantino, are members of the Sponsor. Robert LaPenta was a member of our Board until his resignation on September 27, 2021, as he joined IronNet as a board member upon the IRNT Business Combination. Robert LaPenta remains a passive member of the SPAC Sponsor. All except Mr. Kalha also served in various capacities of the SPAC but have all since resigned from the SPAC. Prior to resignation, John Mega was President of the SPAC; Timothy Foufas was Chief Operating Officer of the SPAC; Robert LaPenta was Co-Chief Executive Officer and Chief Financial Officer of the SPAC; Mr. Gabelli was the Chairman and Co-Chief Executive Officer of the SPAC, Michael Ferrantino was a SPAC board member and Patrick Huvane was a SPAC officer. Mr. Foufas, Mr. Huvane and Mr. Gabelli are managing members of the Sponsor. Mr. Huvane became a managing member on September 27, 2021.

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

Assets

To estimate the fair value of its cash and cash equivalents and marketable securities, the Company obtains current market pricing from quoted market sources or uses pricing for identical securities adjusted for liquidity, when applicable. Assets measured at fair value on a recurring basis are summarized below (in thousands).

(in thousands)	Level 1	Level 2	Level 3	Total December 31, 2021
Equity Security	$416	$4,734	$—	$5,150
Equity Mutual Fund	$—	$9,523	$—	$9,523
Commodity Mutual Fund	$—	$249	$—	$249
Derivative Contract Asset	$1,245	$—	$—	$1,245
U.S. Treasury Mutual Funds	$12,889	$—	$—	$12,889

(in thousands)	Level 1	Level 2	Level 3	Total December 31, 2020
Equity Security	$11	$—	$—	$11
Equity Mutual Fund	$—	$5,780	$—	$5,780
U.S. Treasury Mutual Fund	$13,282	$—	$—	$13,282

The Company has other assets that may be subject to measurement at fair value on a non-recurring basis including goodwill and intangible assets and other long-lived assets. The Company reviews goodwill annually and the carrying value of long-lived assets whenever events and circumstances indicate that the carrying amounts of the assets may not be recoverable. If it is determined that the assets are impaired, the carrying value would be reduced to estimated recoverable value. There were no liabilities subject to fair value on a non-recurring or recurring basis as of December 31, 2021 or 2020. The Company’s Common Stock Warrants (as defined below) were measured at fair value as disclosed in Note K - Stockholders’ Equity.

As of December 31, 2021 and 2020, the Company had investments in four and two mutual funds, respectively. The Equity Mutual Fund was invested in the Gabelli ABC Fund and the Commodity Mutual Fund was invested in the Gabelli Gold Fund. The U.S. Treasury Mutual Funds, included in cash and cash equivalents, were invested in the Gabelli US Treasury Money Market Fund and the BlackRock Liquidity Treasury Trust Money Market Fund at December 31, 2021 and the Gabelli US Treasury Money Market Fund at December 31, 2020.

The Company utilizes a Level 2 category fair value measurement to value its investment in certain IronNet common stock holdings. Although IronNet common stock has a quoted price in active markets, a portion of it related to our 1,250,000 shares of restricted IRNT common stock is classified as a Level 2 asset as there is a discount associated with its lack of marketability.

The 2,065,000 IronNet private warrants received as part of the Sponsor’s distribution on September 14, 2021 were classified as Level 3 assets since the warrants were valued using a Monte Carlo fair value pricing model which included assumptions regarding the duration and expected volatility of the warrants. On October 1, 2021, the Company exercised the warrants and converted them to unrestricted shares of IRNT common stock. The remaining 88,620 unrestricted shares held at December 31, 2021 were classified as Level 1 assets.

G. Inventories

The Company reduces the value of its inventories to net realizable value when the net realizable value is believed to be less than the cost of the item. The inventory reserve for excess and obsolescence inventory as of December 31, 2021 and 2020 was $1,428,000 and $1,219,000, respectively. The components of inventory as of December 31, 2021 and 2020 are summarized below:

	December 31,
	2021	2020
	(in thousands)
Raw materials	$2,314	$2,080
Work in process	2,196	2,467
Finished goods	982	733
Total Inventories, net	$5,492	$5,280

H. Income Taxes

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

During 2021, the Company released its valuation allowance over a portion of its deferred tax assets as the deferred tax assets became more likely than not to be realized.

Income tax provision (benefit) for the years ended December 31, 2021 and 2020 is as follows:

	2021	2020
	(in thousands)
Current:
Federal	$860	$—
State and local	116	31
Foreign	—	50
Total Current	976	81
Deferred:
Federal	3,188	238
State and local	332	(6)
Foreign	1	32
Total before change in valuation allowance	3,521	264
Change in valuation allowance	(379)	(9)
Net deferred	3,142	255
Income tax provision	$4,118	$336

A reconciliation of the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes is detailed below:

	2021	2020
	(in thousands)
Tax provision at expected statutory rate	$3,939	$274
State taxes, net of federal benefit	448	31
Permanent differences	(271)	45
Tax credits	(116)	(125)
Tax credit expiration	—	132
Foreign tax expense, and other	(7)	1
Change in rate	—	(38)
Change in valuation allowance	(379)	(9)
Change in uncertain tax positions	458	—
Provision to return	13	15
Other	33	10
Provision for income taxes	$4,118	$336
Effective tax rate	22.0%	25.8%

Deferred income taxes for 2021 and 2020 were provided for the temporary differences between the financial reporting basis and the income tax basis of the Company's assets and liabilities. Tax effects of temporary differences and carryforwards at December 31, 2021 and 2020 were as follows:

	December 31, 2021		December 31, 2020
	Deferred Tax		Deferred Tax
	Asset	Liability	Asset	Liability
	(in thousands)
Inventory reserve	$345	$—	$286	$—
Fixed assets	—	44	—	58
Other reserves and accruals	262	—	338	—
Unrealized gains on marketable securities	—	1,024	—	27
Stock-based compensation	2	—	8	—
Other	—	6	—	12
Tax credit carryforwards	318	—	1,717	—
Federal tax loss carryforwards	—	—	892	—
State tax loss carryforwards	23	—	252	—
Foreign tax loss carryforwards	34	—	35	—
Total deferred income taxes	984	$1,074	3,528	$97
Valuation allowance	—		(379)
Net deferred tax (liabilities) assets	$(90)		$3,052

Deferred tax liability totaled $90,000 at December 31, 2021 which includes the tax effect of state and foreign NOL carryforwards. We recognize federal, state and foreign NOL carryforwards and our federal tax credits as deferred tax assets, subject to any required valuation allowance.

Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. We review our tax contingencies on a regular basis and make appropriate accruals as necessary.

As of December 31, 2021, our unrecognized tax benefits totaled $458,000, and are included within other liabilities in our consolidated balance sheet. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2021
(in thousands)
Balance at January 1	$—
Additions for tax positions of prior years	429
Additions based on tax positions related to the current year	29
Balance at December 31	$458

The Company will recognize any interest and penalties related to unrecognized tax positions in income tax expense. Net adjustments to accruals for interest and penalties associated with uncertain tax positions was immaterial for 2021. Our total accrued interest and penalties associated with uncertain tax positions were immaterial as of December 31, 2021. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $458,000. We do not expect a significant change to the amount of unrecognized tax benefits over the next 12 months. We believe that the taxes accrued in our consolidated balance sheet fairly represent the amount of income taxes to be settled or realized in the future.

The Company files income tax returns in the U.S. federal, various state, Hong Kong and India jurisdictions. The statute of limitations for assessment by the Internal Revenue Service ("IRS") and state tax authorities is open for tax returns for years ended December 31, 2018, 2019 and 2020; although carryforward attributes that were generated prior to tax year 2018, including NOL carryforwards and tax credits, may still be adjusted upon examination by the IRS or state tax authorities, if they either have been or will be used in a future period. The Company is generally subject to examinations by foreign tax authorities from 2016 to the present.

I. Revolving Credit Agreement

On May 12, 2020, MtronPTI and PTI (collectively, the “Borrowers”), both operating subsidiaries of the Company, entered into a loan agreement for a revolving line of credit with Synovus Bank, an unaffiliated entity, as the lender (“Lender”), for up to $3,500,000 (the “Loan Agreement”), such amount to be used for working capital and general operations. The Loan Agreement is evidenced by a promissory note dated May 12, 2020 that matures on May 12, 2022 (the “Note”) and a corresponding security agreement (the “Security Agreement”). The Note bears interest at the London Inter-bank Offered Rate (“LIBOR”) 30-day rate plus 2.50% with a floor of 0.50%. Upon discontinuance or lack of availability of the LIBOR rate, Lender is required to determine a comparable equivalent replacement rate. Accrued interest-only payments are due on a monthly basis until the maturity date. The Borrowers may prepay all or any portion of the loans under the Loan Agreement at any time, without fee, premium or penalty. The Loan Agreement also includes a clean-up provision whereby, during each 12-month period, the outstanding balance must remain at zero for 30 consecutive days. In accordance with the Security Agreement, all property of the Borrowers, both tangible and intangible, will serve as security for borrowings under the Loan Agreement. At December 31, 2021 and 2020, the Company had no outstanding borrowings under its revolving line of credit with Synovus Bank.

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

J. Leases

The Company leases certain manufacturing and office space and equipment. We determine if an arrangement is a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of identified property, plant or equipment (an identified asset) for a period of time in exchange for consideration. Amounts associated with operating leases, which are not short-term, are included in right-of-use lease assets. Current lease liabilities are included in other accrued expenses and long-term lease liabilities are included in other liabilities in our consolidated balance sheets. Right-of-use lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. We use our incremental borrowing rate at the lease commencement date in determining the present value of lease payments. Short-term leases, leases with an initial term of 12 months or less, are not recorded in the consolidated balance sheets; we recognize lease expense for these short-term leases on a straight-line basis over the lease term.

The Company leases certain property and equipment under operating leases with terms that range from one to five years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. During the year ended December 31, 2021, we renewed our lease on our facility in Hong Kong, resulting in the addition of $80,000 in right-of-use lease assets in exchange for operating lease liabilities.

Total operating lease costs amounted to $541,000 and $611,000 for the years ended December 31, 2021 and 2020, respectively.

At December 31, 2021 and 2020, our total lease obligation was $396,000 and $422,000, respectively, of which the current portion of $135,000 and $129,000, respectively, was included in other accrued expenses on the consolidated balance sheet. The weighted average discount rate for both years ended December 31, 2021 and 2020 was 4.2%. At December 31, 2021 and 2020, the weighted average remaining lease term was 3 years and 4 years, respectively.

Future minimum lease payment obligations under operating leases are as follows (in thousands):

2021
2022	138
2023	138
2024	138
2025	11
Total lease payments	425
Less: interest	(29)
Total lease payments	$396

K. Stockholders' Equity

Shares Authorized

On December 28, 2021, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of our common stock to 30,000,000. Previously, the Company was authorized to issue 10,000,000 shares of common stock. The Company’s certificate of incorporation was amended and restated to effect this change. The number of authorized shares of common stock was increased to support the Company’s growth and provide flexibility for future corporate needs including financing, potential strategic transactions (mergers, acquisitions and business combinations) and grants under equity compensations plans.

Common Stock Warrant Dividend

On October 27, 2020, the Board declared a dividend of warrants to purchase shares of the Company’s common stock (the “Common Stock Warrants”). Pursuant to the warrant agreement, each holder of the Company’s common stock received one warrant for each share of common stock owned; five warrants will entitle their holder to purchase one share of the Company’s common stock at an exercise price of $12.50. The warrants are exercisable on the earlier of their expiration date, November 16, 2025, or such date that the 30-day volume weighted average price per share of the Company’s common stock is greater than or equal to $17.50. The Company distributed 5,258,320 Common Stock Warrants on November 16, 2020 to holders of record of outstanding shares of the Company’s common stock as of the close of business on November 9, 2020. The Common Stock Warrants are listed on the NYSE and trade under the symbol "LGL WS."

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

1,051,664 shares of common stock were registered with the Securities and Exchange Commission (the “SEC”) pursuant to a registration statement on Form S-1 in connection with the Common Stock Warrants. The Company did not receive any proceeds from the distribution of the warrants. Assuming that all the warrants are exercised, the net proceeds from the exercise of the warrants and issuance of the shares of common stock will be approximately $13.0 million. The Company incurred $202,000 of costs in connection with the registration of the shares of common stock and the related Common Stock Warrants which were recorded against additional paid-in capital.

ATM Offering

On January 22, 2020, the Company entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time, in what is deemed to be an “at the market offering” (“ATM Offering”) through Jefferies, shares of the Company’s common stock having an aggregate offering price of up to $15,000,000. Shares sold under the Sales Agreement are issued pursuant to the shelf registration statement on Form S-3 (File No. 333-235767), filed by the Company with the SEC on December 31, 2019, which was declared effective on January 8, 2020. The Company filed a prospectus supplement with the SEC on January 23, 2020 in connection with the offer and sale of the shares pursuant to the Sales Agreement. During February and March of 2020, 263,725 shares were sold under the Sales Agreement, at an average price per share of $13.65, generating net proceeds of approximately $3,492,000 after brokerage charges of $108,000 were deducted and paid to Jefferies. Form S-3 and at-the-market registration costs were approximately $238,000 and were charged to additional paid-in capital. The Sales Agreement and ATM Offering remain in effect in accordance with their terms.

Share Repurchase Program

On August 29, 2011, the Board authorized the Company to repurchase up to 100,000 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized and available for repurchase under the Company's existing share repurchase program to 540,000 shares, at such times, amounts and prices as the Company shall deem appropriate. No shares were repurchased by the Company in 2021 or 2020. As of December 31, 2021, the Company had repurchased a total of 81,584 shares of common stock at a cost of $580,000, which shares are currently held in treasury.

L. Stock-Based Compensation

On December 28, 2021, the Company’s stockholders approved the 2021 Incentive Plan (the “Plan”), including the authority to issue 1,000,000 shares of common stock. This Plan is the only long-term plan under which equity compensation may be awarded to employees, advisors and members of the Board aligning their interest with those of stockholders. A new plan was implemented rather than amending the Company’s prior plan, the Amended and Restated 2011 Incentive Plan, to address certain tax law changes. At December 31, 2021, 946,511 shares remained available for future issuance under the Plan.

Restricted stock awards are measured at a value equal to the market price of the Company's common stock on the date of grant which is recognized over the service period of the shares. Option awards are generally granted with an exercise price either at or 10% above the market price of the Company's common stock at the date of grant; those option awards generally have 5-year contractual terms and generally vest over three years. Total stock-based compensation expense for the years ended December 31, 2021 and 2020 was $413,000 and $790,000, respectively.

Restricted Stock Awards

A summary of the Company’s restricted stock awards for the year ended December 31, 2021 follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair value (in thousands)
Balance at December 31, 2020	55,762	$9.42	$525
Granted	53,489	11.84	$633
Vested	(26,718)	11.76	(314)
Forfeited	(26,250)	9.01	(237)
Balance at December 31, 2021	56,283	$10.80	$608

As of December 31, 2021, there was $435,000 of total unrecognized compensation cost related to nonvested shares granted. The cost is expected to be recognized over a weighted-average period of one year. Total fair value of shares vested during the years ended December 31, 2021 and 2020 was $314,000 and $640,000, respectively.

During the year ended December 31, 2021, the Company issued 53,489 restricted stock awards with a grant date fair value of $11.84 per share. Certain of these shares vested immediately (23,489); the remaining 30,000 will vest during the next 1.25 years.

Stock Options

The following table summarizes information about stock options outstanding and exercisable at December 31, 2021:

	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Option Balances at December 31, 2020	58,050	$8.56	$2.37	2.5	$236
Options Granted	-	-	-	-	-
Options Exercised	(33,050)	5.41	1.12	-	-
Options Forfeited	-	-	-	-	-
Option Balances at December 31, 2021	25,000	$12.72	$4.02	2.8	-
Options Exercisable at December 31, 2021	15,000	$12.72	$4.02	2.8	-

There were no options granted during 2021 or 2020. As of December 31, 2021, there was approximately $28,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements for stock options, which will be recognized over the weighted average remaining term of approximately one year.

M. Employee Benefit Plan

The Company offers a defined contribution plan for eligible employees in which the Company makes discretionary contributions up to 50% of the first 6% of eligible compensation contributed by participants. The Company contributed approximately $113,000 and $119,000 in discretionary contributions during 2021 and 2020, respectively. Participants vest in employer contributions starting after their second year of service at 20% increments, vesting 100% in year six.

N. Payroll Protection Program

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

O. Contingencies

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

P. Segment Information

The Company has identified two reportable business segments from operations: electronic components, which includes all products manufactured and sold by MtronPTI, and electronic instruments, which includes all products manufactured and sold by PTF. The Company's foreign operations in Hong Kong and India fall under MtronPTI.

Operating income is equal to revenues less cost of sales and operating expenses, excluding investment (loss) income, interest expense, gain (loss) on equity investment and income taxes. Identifiable assets of the segment are those used in its operations and exclude general corporate assets. General corporate assets are principally cash and cash equivalents, short-term investments, tax assets and certain other investments and receivables.

Business segment information for the years ended December 31, 2021 and 2020 follows:

	Years Ended December 31,
	2021	2020
	(in thousands)
Revenues from Operations
Electronic components	$26,694	$29,980
Electronic instruments	1,446	1,182
Total consolidated revenues	$28,140	$31,162
Operating (Loss) Income from Operations
Electronic components	$2,435	$2,844
Electronic instruments	107	85
Unallocated corporate expense	(3,328)	(1,514)
Consolidated total operating (loss) income	(786)	1,415
Interest expense, net	(11)	(11)
Gain (loss) on equity investment in unconsolidated subsidiary	59,453	(262)
Realized (loss) income on marketable securities	(16,962)	74
Unrealized (loss) gain on marketable securities	(22,949)	139
Other income (expense), net	11	(51)
Total other income (expense)	19,542	(111)
Income Before Income Taxes	$18,756	$1,304
Capital Expenditures
Electronic components	$1,099	$407
Electronic instruments	—	—
General corporate	—	—
Total capital expenditures	$1,099	$407
Total Assets
Electronic components	$15,900	$15,014
Electronic instruments	1,260	1,106
General corporate	42,746	27,335
Consolidated total assets	$59,906	$43,455

Q. Domestic and Foreign Revenues

Significant foreign revenues from operations (10% or more of foreign sales) were as follows:

	Years Ended December 31,
	2021	2020
	(in thousands)
Malaysia	$2,745	$2,842
Hong Kong	682	1,211
Australia	193	974
All other foreign countries	2,424	2,383
Total foreign revenues	$6,044	$7,410
Total domestic revenues	$22,096	$23,752

The Company allocates its foreign revenue based on the customer's ship-to location.

R. Spin-Off of MtronPTI

In late 2021, the Company’s Board approved progressing with the Spin-Off (as defined below) of MtronPTI, which is currently a wholly-owned subsidiary of the Company. On February 14, 2022, the Company filed a Preliminary Proxy Statement with the SEC indicating its intention to secure stockholder approval of the transaction. If approved by the Company’s stockholders, the Spin-Off will separate the business activities and investments of the Company and create two separate, publicly-traded companies: (1) the Company, which will continue to own and operate PTF and hold substantially all the Company’s cash and marketable securities, and (2) MtronPTI, which includes the operations of Piezo Technology, Inc. and M-tron Asia, LLC (the “Spin-Off”).

The Spin-Off, if approved by the Company’s stockholders, is expected to be effected through a pro rata issuance of shares of MtronPTI’s common stock to the Company’s stockholders structured as a tax-free distribution. Stockholders of the Company will receive one share of MtronPTI’s common stock for each share of the Company’s common stock held of record as of the close of business on the record date for the distribution. As a result, the Company’s stockholders as of the record date for the Spin-Off will also become the stockholders of MtronPTI after the Spin-Off. The Company will cease to have any ownership interest in MtronPTI following the Spin-Off, but the Company’s stockholders will, unless they sell their shares, be the stockholders of both the Company and MtronPTI.

Management believes that, if completed, the potential Spin-Off of MtronPTI would enable shareholders to more clearly evaluate the performance and future potential of each entity on a standalone basis, while allowing each entity to pursue its own distinct business strategy and capital allocation policy. Separating MtronPTI as an independent, publicly owned company positions both MtronPTI and LGL Group to create value for their respective shareholders. The Spin-Off permits each company to tailor its strategic plans and growth opportunities, more efficiently raise and allocate resources, including capital raised through debt or equity offerings, flexibly use its own stock as currency for incentive compensation and potential acquisitions and provide investors a more targeted investment opportunity.

Upon stockholder approval of the Spin-Off transaction, the Company anticipates reporting MtronPTI as a discontinued operation.

S. Subsequent Events

In the first quarter of 2022, the restriction from sale was released on the 1,250,000 IRNT common shares that had previously been subject to a shareholder lock-up agreement. Through February 28, 2022, we delivered 50,000 IRNT shares against our derivative position, for proceeds of $400,000. The Company currently holds 1,288,620 unrestricted IRNT shares and put options covering 250,000 of these shares.