Form 10-Q
period 2022-03-31
LGL GROUP INC
filed 2022-05-12
CIK 61004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 001-00106

THE LGL GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	38-1799862
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2525 Shader Rd., Orlando, Florida	32804
(Address of principal executive offices)	(Zip Code)

(407) 298-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 Warrants to Purchase Common Stock, par value $0.01	LGL LGL WS	NYSE American NYSE American

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

Yes  ☐    No  ☒

As of May 9, 2022, the registrant had 5,360,470 shares of common stock, $0.01 par value per share, outstanding.

THE LGL GROUP, INC.

Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2022

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except par value and share amounts)

	March 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$21,652	$29,016
Marketable securities	22,815	16,167
Accounts receivable, net of allowances of $202 and $208, respectively	5,255	4,667
Inventories, net	5,919	5,492
Prepaid expenses and other current assets	467	494
Total Current Assets	56,108	55,836
Property, plant and equipment:
Land	536	536
Buildings and improvements	4,869	4,869
Machinery and equipment	19,022	18,815
Gross property, plant and equipment	24,427	24,220
Less: accumulated depreciation	(20,985)	(20,837)
Net property, plant, and equipment	3,442	3,383
Right-of-use lease assets	369	396
Intangible assets, net	234	252
Deferred income tax assets	75	34
Other assets	1	5
Total Assets	$60,229	$59,906
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	1,568	1,455
Accrued compensation and commissions	1,084	1,549
Income taxes payable	801	599
Other accrued expenses	1,044	823
Total Current Liabilities	4,497	4,426
Deferred income tax liability	—	124
Long-term lease liabilities	587	613
Total Liabilities	5,084	5,163
Contingencies (Note M)
Stockholders’ Equity
Common stock, $0.01 par value - 30,000,000 shares authorized; 5,446,840 shares issued and 5,323,973 shares outstanding at March 31, 2022, and 5,446,840 shares issued and 5,308,973 shares outstanding at December 31, 2021	53	53
Additional paid-in capital	46,050	45,817
Retained earnings	9,622	9,453
Treasury stock, 81,584 shares held in treasury at cost at March 31, 2022 and December 31, 2021	(580)	(580)
Total Stockholders' Equity	55,145	54,743
Total Liabilities and Stockholders' Equity	$60,229	$59,906

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
REVENUES	$8,108	$6,536
Costs and expenses:
Manufacturing cost of sales	5,061	4,401
Engineering, selling and administrative	2,826	2,195
OPERATING INCOME (LOSS)	221	(60)
Other (expense) income:
Interest expense, net	(7)	(3)
Loss on equity investment in unconsolidated subsidiary	-	(76)
Investment income	45	127
Other (expense) income, net	(16)	45
Total other income, net	22	93
INCOME BEFORE INCOME TAXES	243	33
Income tax provision	74	6
NET INCOME	$169	$27
Basic per share information:
Weighted average shares outstanding	5,323,973	5,272,204
Net income	$0.03	$0.01
Diluted per share information:
Weighted average shares outstanding	5,345,202	5,350,571
Net income	$0.03	$0.01

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands, except share amounts)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total
Balance at December 31, 2021	5,308,973	$53	$45,817	$9,453	$(580)	$54,743
Net income	—	—	—	169	—	169
Stock-based compensation	15,000	—	233	—	—	233
Balance at March 31, 2022	5,323,973	$53	$46,050	$9,622	$(580)	$55,145

Balance at December 31, 2020	5,272,204	$53	$45,477	$(5,185)	$(580)	$39,765
Net income	—	—	—	27	—	27
Stock-based compensation	—	—	78	—	—	78
Balance at March 31, 2021	5,272,204	$53	$45,555	$(5,158)	$(580)	$39,870

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net income	$169	$27
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	148	115
Amortization of finite-lived intangible assets	18	19
Stock-based compensation	233	78
Loss on equity investment in unconsolidated subsidiary	-	76
Realized loss on sale of marketable securities	744	-
Unrealized gain on marketable securities	(789)	(127)
Deferred income tax expense	(165)	29
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(588)	209
Increase in inventories, net	(427)	(59)
Decrease (increase) in prepaid expenses and other assets	31	(156)
Increase in accounts payable, accrued compensation, income taxes and commissions and other	72	191
Net cash (used in) provided by operating activities	(554)	402
INVESTING ACTIVITIES
Capital expenditures	(207)	(55)
Proceeds from sale of marketable securities	397	—
Purchase of marketable securities	(7,000)	—
Net cash used in investing activities	(6,810)	(55)
(Decrease) increase in cash and cash equivalents	(7,364)	347
Cash and cash equivalents at beginning of period	29,016	18,331
Cash and cash equivalents at end of period	$21,652	$18,678

Supplemental Disclosure:
Income taxes paid	$50	$27
Non-cash subscription agreement (Note C)	$—	$2,725

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

A.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and the instructions to Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022. The information included in this Form 10-Q should be read in conjunction with the information included in The LGL Group, Inc. (the “Company”, “LGL Group”, “LGL”, “we”, “our” or “us”) Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2022.

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

Equity-Method Investments:  When the Company does not have a controlling financial interest in an entity but can exert significant influence over the entity’s operating and financial policies, the investment is accounted for either (i) under the equity method of accounting or (ii) at fair value by electing the fair value option available under GAAP. Significant influence generally exists when the Company owns 20% to 50% of the entity’s common stock or in-substance common stock. In applying the equity method, we record the investment at cost and subsequently increase or decrease the carrying amount of the investment by our proportionate share of earnings or losses of the investee. We record dividends or other equity distributions as reductions in the carrying value of the investment. Following the Sponsor’s September 2021 distribution of IRNT securities to the Company, as more fully described in Note C – Equity Investment in Unconsolidated Subsidiary, the Company’s remaining investment in the Sponsor is de minimis.

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

We performed an assessment to determine if there were any indicators of impairment as a result of the operating conditions resulting from the coronavirus (“COVID-19”) pandemic at the end of the fiscal quarter ended March 31, 2022. We concluded that, while there were events and circumstances in the macro-environment that did impact us, we did not experience any entity-specific indicators of asset impairment and no triggering events occurred.

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
C.	Equity Investment in Unconsolidated Subsidiary

In November 2019, the Company made its initial investment of $3,350,000 in the Sponsor of the SPAC and subscribed to an additional investment of $2,725,000 in March 2021, which was funded in May 2021. The incremental investment was part of the Sponsor syndication to participate in a private placement in connection with the IronNet Business Combination. As previously discussed, the SPAC completed a merger with its target company on August 26, 2021 and the combined company began trading its common stock on the NYSE under the symbol “IRNT.”

On September 14, 2021, as a result of its Sponsor investment, the Company received 1,572,529 shares of IRNT common stock and 2,065,000 IRNT private warrants exchangeable into shares of IRNT common stock, representing an aggregate fair value of $65.3 million. On October 1, 2021, the Company exercised its 2,065,000 private warrants on a cashless basis and received 1,271,406 shares of IRNT common stock upon exercise. To date, the Company has disposed of 1,555,315 shares of its 2,843,935 shares of IRNT common stock and received related proceeds of approximately $19 million. At March 31, 2022, 1,288,620 shares of IRNT common stock remain in our portfolio. While LGL continues to hold an interest in the Sponsor, it is immaterial.

Subsequent to the September 14, 2021 Sponsor distribution, the Company’s IRNT common stock and warrants have been classified as marketable securities under ASC 321, Investments – Equity Securities (“ASC 321”), with the change in fair value of period end holdings reported as an unrealized gain or loss. See Note D - Marketable Securities.

D. Marketable Securities

The Company accounts for equity securities under ASC 321. Such securities are reported at fair value on the consolidated balance sheets, and the related unrealized gains and losses are reported in the consolidated statements of cash flows as non-cash adjustments to income. Any realized and unrealized appreciation or depreciation on investment securities is reported in the consolidated statements of operations as investment income or (loss). Investment income was $45,000 and $127,000 for the quarter ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022, the Company incurred a realized loss on marketable securities of $744,000 for the sale of 50,000 shares of IRNT common stock and related derivatives. There were no realized gains or losses for the prior year quarter. During the three months ended March 31, 2022 and 2021, unrealized gain on marketable securities was $789,000 ($775,000 for IRNT-related securities) and $127,000, respectively.

Details of marketable securities held at March 31, 2022 and December 31, 2021 are as follows (in thousands):

			Cumulative
			Unrealized
	Fair Value	Basis	(Loss) Gain
IronNet Securities:	March 31, 2022
1,288,620 common shares	$4,897	$27,636	$(22,739)
Put options	1,088	408	680
	5,985	28,044	(22,059)
Equity funds and other securities	16,830	16,808	22
	$22,815	$44,852	$(22,037)

IronNet Securities:	December 31, 2021
1,338,620 common shares	$5,106	$28,696	$(23,590)
Put options	1,245	489	756
	6,351	29,185	(22,834)
Equity funds and other securities	9,816	9,808	8
	$16,167	$38,993	$(22,826)

The IRNT common shares was received by the Company as a result of the previously discussed Sponsor distribution. The fair value of these shares determined at the date of distribution represents the basis of these securities.

At March 31, 2022 and December 31, 2021, the fair value of IRNT securities was determined based on their publicly quoted market price, except certain shares which had trading restrictions at the end of 2021. At December 31, 2021, the Company held 1,250,000 shares of IRNT common stock that were restricted from sale until early 2022. The fair value of these shares of restricted common stock was determined by applying a discount for lack of marketability to the publicly quoted market price of IRNT common stock at December 31, 2021.

The Company has executed derivatives transactions as part of its plan to minimize the economic risk of IRNT share price volatility to its IRNT holdings. The Company held put options, covering shares of IRNT common stock with a second quarter 2022 expiration date, for 250,000 IRNT shares and 300,000 IRNT shares at March 31, 2022 and December 31, 2021, respectively.
E.	Related Party Transactions

Certain balances held and invested in various mutual funds are managed by a related entity (the "Fund Manager"). Marc Gabelli, the Company’s non-executive Chairman of the Board, who is also a greater than 10% stockholder, serves as an executive officer of the Fund Manager. The brokerage and fund transactions in 2022 and 2021 were directed solely at the discretion of the Company’s management. See Note F – Fair Value Measurements for further discussion of the investments in mutual funds that are managed by the Fund Manager.

As of March 31, 2022, the balance with the Fund Manager totaled $22,619,000, including $5,823,000 which is classified within cash and cash equivalents on the accompanying condensed consolidated balance sheets and $16,796,000 which is classified within marketable securities on the accompanying condensed consolidated balance sheets. Amounts invested generated $24,000 and $127,000 of investment income during the three months ended March 31, 2022 and 2021, respectively. Fund management fees are anticipated to average approximately 0.50% of the asset balances under management on an annual basis.

As of December 31, 2021, the balance with the Fund Manager totaled $15,595,000, including $5,823,000 which is classified within cash and cash equivalents on the accompanying condensed consolidated balance sheets and $9,772,000 which is classified as marketable securities on the accompanying condensed consolidated balance sheets.

Members of our board of directors (the “Board”) including Marc Gabelli, John Mega, Timothy Foufas, Manjit Kalha and Michael Ferrantino, and members of our management Patrick Huvane and Michael Ferrantino, are members of the Sponsor. Robert LaPenta was a member of our Board until his resignation on September 27, 2021, as he joined IronNet as a board member upon the IRNT Business Combination. Robert LaPenta remains a passive member of the Sponsor. All except Mr. Kalha also served in various capacities of the SPAC but have all since resigned from the SPAC as of September 29, 2021. Prior to resignation, John Mega was President of the SPAC; Timothy Foufas was Chief Operating Officer of the SPAC; Robert LaPenta was Co-Chief Executive Officer and Chief Financial Officer of the SPAC; Mr. Gabelli was the Chairman and Co-Chief Executive Officer of the SPAC, Michael Ferrantino was a SPAC board member and Patrick Huvane was a SPAC officer. Mr. Foufas, Mr. Huvane and Mr. Gabelli are managing members of the Sponsor. Mr. Huvane became a managing member of the Sponsor on September 27, 2021.

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

	Level 1	Level 2	Level 3	Total at March 31, 2022
Equity Security	$4,932	$—	$—	$4,932
Equity Mutual Fund	$—	$16,503	$—	$16,503
Commodity Mutual Fund	$—	$293	$—	$293
Derivative Contract Asset	$1,087	$—	$—	$1,087
U.S. Treasury Mutual Funds	$12,889	$—	$—	$12,889

	Level 1	Level 2	Level 3	Total at December 31, 2021
Equity Security	$416	$4,734	$—	$5,150
Equity Mutual Fund	$—	$9,523	$—	$9,523
Commodity Mutual Fund	$—	$249	$—	$249
Derivative Contract Asset	$1,245	$—	$—	$1,245
U.S. Treasury Mutual Funds	$12,889	$—	$—	$12,889

As of March 31, 2022 and December 31, 2021, the Company had investments in four mutual funds. The Equity Mutual Fund noted above is invested in the Gabelli ABC Fund and the Commodity Mutual Fund was invested in the Gabelli Gold Fund. The U.S. Treasury Mutual Funds, included in cash and cash equivalents, are invested in the Gabelli US Treasury Money Market Fund and the BlackRock Liquidity Treasury Trust Money Market Fund.

At December 31, 2021, the Company utilized a Level 2 category fair value measurement to value its investment in certain IronNet common stock holdings. Although IronNet common stock has a quoted price in active markets, a portion of the Company’s year-end IRNT holdings had sale restrictions requiring a discount for lack of marketability and classification as a Level 2 asset. The selling restriction on these 1,250,000 restricted IRNT shares lapsed in the first quarter 2022. The fair value of the IRNT shares without restrictions is determined based on the quoted price in active markets without such a discount and included in the Level 1 category.

G.Inventories

Inventories are valued at the lower of cost or net realizable value using the FIFO (first-in, first-out) method. The Company reduces the value of its inventories to net realizable value when the net realizable value is believed to be less than the cost of the item. The reserve for excess and obsolete inventory as of March 31, 2022 and December 31, 2021 was $1,527,000 and $1,428,000, respectively.

Inventories are comprised of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$2,642	$2,314
Work in process	2,375	2,196
Finished goods	902	982
Total Inventories, net	$5,919	$5,492

H.	Intangible Assets, Net

Intangible assets are recorded at cost less accumulated amortization which is included in engineering, selling and administrative expenses on the accompanying condensed consolidated statements of operations. Amortization is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range up to 10 years. The intangible assets consist of intellectual property and goodwill. The net carrying value of the amortizable intangible assets was $194,000 and $212,000 as of March 31, 2022 and December 31, 2021, respectively. Goodwill, which is not amortizable, was $40,000 as of both March 31, 2022 and December 31, 2021.
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

For both the three months ended March 31, 2022 and 2021, there were warrants to purchase 1,051,664 shares of common stock and options to purchase 25,000 shares of common stock excluded from the diluted earnings per share computation. The warrants and stock options were excluded because the impact of the assumed exercise of such warrants and stock options would have been anti-dilutive.

The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Weighted average shares outstanding - basic	5,323,973	5,272,204
Effect of diluted securities	21,229	78,367
Weighted average shares outstanding - diluted	5,345,202	5,350,571

J.	Income Taxes

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

The effective tax rate for the three months ended March 31, 2022 and March 31, 2021 was 30.5% and 18.2%, respectively. Differences between the Company’s effective income tax rate and the U.S. federal statutory rate are primarily the impact of research and development credits, the mix of earnings between jurisdictions, and state taxes.

K.	Segment Information

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

Business segment information follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenues
Electronic components	$7,691	$6,254
Electronic instruments	417	282
Total consolidated revenues	$8,108	$6,536
Operating Income (Loss)
Electronic components	$1,054	$349
Electronic instruments	8	16
Unallocated corporate expense	(841)	(425)
Total operating income (loss)	221	(60)
Interest expense, net	(7)	(3)
Loss on equity investment in unconsolidated subsidiary	—	(76)
Investment income	45	127
Other (expense) income, net	(16)	45
Total other income, net	22	93
Income Before Income Taxes	$243	$33

Operating income is equal to revenues less cost of sales and operating expenses (engineering, selling and administrative expenses).
L.	Domestic and Foreign Revenues

Significant foreign revenues from operations (10% or more of foreign sales) follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Malaysia	$1,293	$609
Hong Kong	237	189
All other foreign countries	866	550
Total foreign revenues	$2,396	$1,348
Total domestic revenue	$5,712	$5,188

The Company allocates its foreign revenue based on the customer's ship-to location.
M.	Contingencies

In the ordinary course of business, the Company and its subsidiaries may become defendants in certain product liability, patent infringement, worker claims and other litigation. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable.
N.	Leases

The Company leases certain manufacturing and office space and equipment. The Company determines if an arrangement is a lease at inception. A contract is, or contains, a lease if the contract conveys the right to control the use of identified property, plant or equipment (an identified asset) for a period of time in exchange for consideration. Amounts associated with operating leases

, which are not short-term, are included in right-of-use lease assets, and other accrued expenses and long-term lease liabilities on the Company’s condensed consolidated balance sheets. Right-of-use lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the expected lease term. The Company uses its incremental borrowing rate at the lease commencement date in determining the present value of lease payments. Short-term leases with an initial term of 12 months or less are not recorded in the Company’s condensed consolidated balance sheets; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

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

Future minimum lease payment obligations under operating leases at March 31, 2022 are as follows (in thousands):

2022	$102
2023	137
2024	137
2025	12
Total lease payments	388
Less: interest	(19)
Total lease payments	$369

O.Spin-Off

In late 2021, the Company’s Board approved progressing with the Spin-Off (as defined below) of M-tron Industries, Inc. (together with its subsidiaries, “MtronPTI”) which is currently a wholly-owned subsidiary of the Company. On May 11, 2022, the Company filed a Definitive Proxy Statement with the SEC indicating its intention to secure stockholder approval of the transaction. A special meeting of stockholders to vote on the Spin-Off will be held on June 21, 2022. If approved by the Company’s stockholders, the Spin-Off will separate the business activities and investments of the Company and create two separate, publicly-traded companies: (1) the Company, which will continue to own and operate Precise Time and Frequency, LLC and hold substantially all the Company’s cash and marketable securities, and (2) MtronPTI, which includes the operations of Piezo Technology, Inc. and M-tron Asia, LLC (the “Spin-Off”).

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

Management believes that, if completed, the potential Spin-Off of MtronPTI would enable stockholders to more clearly evaluate the performance and future potential of each entity on a standalone basis, while allowing each entity to pursue its own distinct business strategy and capital allocation policy. Separating MtronPTI as an independent, publicly-owned company positions both MtronPTI and LGL Group to create value for their respective stockholders. The Spin-Off would permit each company to tailor its strategic plans and growth opportunities, more efficiently raise and allocate resources, including capital raised through debt or equity offerings, provide flexibility to use its own stock as currency for incentive compensation and potential acquisitions and provide investors a more targeted investment opportunity.

If stockholder approval of the Spin-Off transaction is obtained, the Company anticipates reporting MtronPTI as a discontinued operation. There can be no assurance that the potential Spin-Off transaction will be completed in the manner described above, or at all.

P. Subsequent Events

As previously discussed, the Company holds certain shares of IRNT common stock received in connection with the IronNet Business Combination. IronNet filed a registration statement with the SEC effective September 23, 2021 to register these and other IRNT securities. IronNet filed its Annual Report on Form 10-K with the SEC on May 2, 2022 and is required to file a post-effective amendment to the aforementioned registration statement. On May 3, 2022, IronNet notified the Company that effective immediately, the Company’s will be unable to sell its related IRNT common stock holdings pursuant to the registration statement until notified by IronNet. The Company expects the restrictions will be lifted upon the SEC’s declaration of the effectiveness of the amended registration statement.

On May 5, 2022, the Company sold its put options held at March 31, 2022 covering 250,000 shares of IRNT common stock for $1,263,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with the audited consolidated financial statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. The terms the “Company”, “LGL Group”, “LGL”, “we”, “our” or “us” refer to The LGL Group, Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated financial statements and the notes thereto.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q of the Company and the Company's other communications and statements, other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about the Company's beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company's control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan," "target," "goal," and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. Therefore, such statements are not intended to be a guarantee of the Company's performance in future periods. The Company's actual future results may differ materially from those set forth in the Company's forward-looking statements. For information concerning these factors and related matters, see "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 28, 2022, this Quarterly Report on Form 10-Q and our other filings with the SEC. However, other factors besides those referenced could adversely affect the Company's results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Quarterly Report on Form 10-Q. The Company does not undertake to update any forward-looking statement, except as required by law. As a result, you should not place undue reliance on these forward-looking statements.

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

In November 2019, the Company made its initial investment of $3,350,000 in the Sponsor of the SPAC and subscribed to an additional investment of $2,725,000 in March 2021 which was funded in May 2021. The incremental investment was part of the Sponsor syndication to participate in a private placement in connection with the IronNet Business Combination. On September 14, 2021, as a result of its Sponsor investment, the Company received 1,572,529 shares of IRNT common stock and 2,065,000 IRNT private warrants exchangeable into shares of IRNT common stock, representing an aggregate fair value of $65.3 million. While LGL continues to hold an interest in the Sponsor, it is immaterial. Subsequent to the September 14, 2021 Sponsor distribution, the Company’s IRNT securities have been classified as marketable securities under ASC 321, Investments – Equity Securities (“ASC 321”), with the change in fair value from the date of distribution reported as gain or loss.

Results of Operations

Backlog

As of March 31, 2022, our order backlog was $36,991,000, an increase of 24.1% from $29,797,000 at December 31, 2021 and an increase of 81.4% compared to the backlog of $20,388,000 as of March 31, 2021. The Company attained record backlog levels as of March 31, 2022. Quarterly bookings were $15,302,000 for the first quarter 2022 and $15,169,000 for the fourth quarter 2021. This record booking trend during the last two quarters reflects strong defense orders including $9.8 million from two major missile defense programs, much of which is expected to ship subsequent to 2022. Strong orders from the recovering avionics market also drove the increase in first quarter 2022 bookings over first quarter 2021 bookings. The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent which we have determined are firm orders likely to be fulfilled largely in the next 12 months. Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any.

Three months ended March 31, 2022 compared to three months ended March 31, 2021

Consolidated Revenues and Gross Margin

Total revenues were $8,108,000, or 24.1% above revenues of $6,536,000 for the three months ended March 31, 2021. The revenue increase reflects the recovering avionics market and strong defense product shipments.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales as a percentage of revenues, improved to 37.6% from 32.7% for the three months ended March 31, 2021 reflecting the increased business volume.

Operating Income (Loss)

The Company reported operating income of $221,000 compared to an operating loss of ($60,000) for the first quarter of 2021. The increase reflects higher revenue and margins partly offset by inflationary pressures, increased stock compensation expense and $111,000 of Spin-Off (as defined below) costs in the first quarter of 2022.

Loss on Equity Investment in Unconsolidated Subsidiary

The Company recognized a loss on equity investment in unconsolidated subsidiary of $76,000 for the three months ended March 31, 2021. Subsequent to the September 14, 2021 Sponsor distribution, the Company’s investment in the Sponsor is immaterial and the IRNT securities have been classified as marketable securities with the change in fair value from the date of distribution reported as investment income on marketable securities.

Investment Income

The Company reported $45,000 of investment income compared to $127,000 during the three months ended March 31, 2021. The decline was related to non-IRNT related investment performance partly offset by a $31,000 net gain (realized and unrealized) related to IRNT securities. Investment gains and losses have caused and are expected to continue to cause significant volatility in our earnings, particularly with respect to our IronNet securities.

Other (Expense) Income, Net

Other (expense) income, net was ($16,000) compared to $45,000 for the three months ended March 31, 2021 reflecting the impact of unfavorable currency changes.

Income Tax Expense

We recorded a tax expense of $74,000 and $6,000 for the three months ended March 31, 2022 and 2021, respectively. The expense is based on an estimated annual effective tax rate across the jurisdictions in which we operate.

Net Income

Net income was $169,000 compared to $27,000 for the three months ended March 31, 2021. The increase was primarily from the previously discussed increased business volume partly offset by certain unfavorable operating costs. Diluted net income per share for the three months ended March 31, 2022 and 2021 was $0.03 and $0.01, respectively.

Liquidity and Capital Resources

As of March 31, 2022 and December 31, 2021, cash and cash equivalents were $21,652,000 and $29,016,000, respectively. In the first quarter 2021, the Company utilized $6,603,000 for investment activities related to marketable securities.

Cash (used in) provided by operating activities for the three months ended March 31, 2022 and 2021 was ($554,000) and $402,000, respectively. The $956,000 decrease was from higher receivable and inventory levels in support of business growth as well as advanced procurement of certain inventory components to address supply chain issues.

Cash used in investing activities for the three months ended March 31, 2022 and 2021 was $6,810,000 and $55,000, respectively. The $6,755,000 increase reflects the purchase of $7,000,000 of marketable securities and proceeds from the sale of IRNT shares and related derivatives of $397,000 during the first quarter 2022. Higher capital expenditures of $152,000 over prior year were for investment in production equipment to improve cost and efficiency.

As of March 31, 2022, our consolidated working capital was $51,611,000 compared to $51,410,000 as of December 31, 2021. As of March 31, 2022, we had current assets of $56,108,000, current liabilities of $4,497,000 and a ratio of current assets to current liabilities of 12.48 to 1.00. As of December 31, 2021, we had current assets of $55,836,000, current liabilities of $4,426,000 and a ratio of current assets to current liabilities of 12.62 to 1.00. Management continues to focus on efficiently managing working capital requirements to match operating activity levels and will seek to deploy the Company’s working capital where it will generate the greatest returns.

The Company’s MtronPTI subsidiary has a loan agreement for a revolving line of credit with Synovus Bank for up to $3.5 million bearing interest at the London Inter-bank Offered Rate (LIBOR) 30-day rate plus 2.50%, with a floor of 0.50%. The loan agreement has a maturity date of May 12, 2022 and contains certain financial covenants. Borrowings under the loan agreement are secured by all of the property of two of the Company’s subsidiaries, M-tron Industries, Inc. and Piezo Technology, Inc. At March 31, 2022, the Company had no borrowings outstanding under its revolving line of credit with Synovus Bank.

We believe that existing cash and cash equivalents, marketable securities and cash generated from operations will provide sufficient liquidity to meet our ongoing working capital and capital expenditure requirements for the next 12 months from the date of this filing.

Our Board has adhered to a practice of not paying cash dividends. This policy takes into account our long-term growth objectives, including our anticipated investments for organic growth, potential acquisitions and stockholders' desire for capital appreciation of their holdings. No cash dividends have been paid to the Company's stockholders since January 30, 1989, and none are expected to be paid for the foreseeable future.

Spin-Off

In late 2021, the Company’s Board approved progressing with the Spin-Off (as defined below) of MtronPTI. On May 11, 2022, the Company filed a Definitive Proxy Statement with the SEC indicating its intention to secure stockholder approval of the transaction. A special meeting of stockholders to vote on the Spin-Off will be held on June 21, 2022. If approved by the Company’s stockholders, the Spin-Off will separate the business activities and investments of the Company and create two separate, publicly-traded companies: (1) the Company, which will continue to own and operate Precise Time and Frequency, LLC and hold substantially all the Company’s cash and marketable securities, and (2) MtronPTI, which includes the operations of Piezo Technology, Inc. and M-tron Asia, LLC (the “Spin-Off”). If completed, upon effectiveness of the transaction, LGL stockholders would own shares of both companies.

Management believes that the Spin-Off of MtronPTI would enable stockholders to more clearly evaluate the performance and future potential of each entity on a standalone basis, while allowing each entity to pursue its own distinct business strategy and capital allocation policy. Separating MtronPTI as an independent, publicly-owned company positions both MtronPTI and LGL Group to create value for their respective stockholders. The Spin-Off would permit each company to tailor its strategic plans and growth opportunities, more efficiently raise and allocate resources, including capital raised through debt or equity offerings, provide flexibility to use its own stock as currency for incentive compensation and potential acquisitions and provide investors a more targeted investment opportunity.

See Note O - Spin-Off in the accompanying notes to consolidated financial statements for further details of the transaction.

Critical Accounting Estimates

For a discussion of the Company’s critical accounting estimates, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021.

Factors Which May Influence Results of Operations

We are not aware of any material trends or uncertainties, other than national economic conditions affecting our industry generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on our revenues or income other than those listed below and those listed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

As a result of COVID, the Company’s operations in India were closed on March 23, 2020 and resumed limited operations on May 7, 2020 with a reduced level of staffing. By the end of June 2020, the Company’s India facilities were fully operational. Post-COVID revenue and bookings declined, and cost-saving measures were taken.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2022 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2022, were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.Legal Proceedings.

In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are subject.

Item 6.Exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 (and are numbered in accordance with Item 601 of Regulation S-K):

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

THE LGL GROUP, INC.
Date: May 12, 2022	By:	/s/ Mike J. Ferrantino
Mike J. Ferrantino
President and Chief Executive Officer (Principal Executive Officer)
Date: May 12, 2022	By:	/s/ James W. Tivy
James W. Tivy
Chief Financial Officer (Principal Financial Officer)