Form 10-Q
period 2022-06-30
LGL GROUP INC
filed 2022-08-09
CIK 61004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Yes  ☐    No  ☒

As of August 8, 2022, the registrant had 5,349,187 shares of common stock, $0.01 par value per share, outstanding.

THE LGL GROUP, INC.

Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2022

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except par value and share amounts)

	June 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$22,325	$29,016
Marketable securities	19,177	16,167
Accounts receivable, net of allowances of $212 and $208, respectively	4,711	4,667
Inventories, net	6,372	5,492
Prepaid expenses and other current assets	331	494
Total Current Assets	52,916	55,836
Property, plant and equipment:
Land	536	536
Buildings and improvements	4,877	4,869
Machinery and equipment	19,202	18,815
Gross property, plant and equipment	24,615	24,220
Less: accumulated depreciation	(21,150)	(20,837)
Net property, plant, and equipment	3,465	3,383
Right-of-use lease assets	332	396
Intangible assets, net	214	252
Deferred income tax assets	499	34
Other assets	20	5
Total Assets	$57,446	$59,906
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	1,560	1,455
Accrued compensation and commissions	1,336	1,549
Income taxes payable	6	599
Other accrued expenses	545	823
Total Current Liabilities	3,447	4,426
Deferred income tax liability	—	124
Other liabilities	632	613
Total Liabilities	4,079	5,163
Contingencies (Note N)
Stockholders’ Equity
Common stock, $0.01 par value - 30,000,000 shares authorized; 5,472,054 shares issued and 5,334,187 shares outstanding at June 30, 2022, and 5,446,840 shares issued and 5,308,973 shares outstanding at December 31, 2021	53	53
Additional paid-in capital	46,070	45,817
Retained earnings	7,824	9,453
Treasury stock, 81,584 shares held in treasury at cost at June 30, 2022 and December 31, 2021	(580)	(580)
Total Stockholders' Equity	53,367	54,743
Total Liabilities and Stockholders' Equity	$57,446	$59,906

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUES	$7,434	$6,882	$15,542	$13,418
Costs and expenses:
Manufacturing cost of sales	4,639	4,151	9,700	8,552
Engineering, selling and administrative	2,671	2,115	5,497	4,310
OPERATING INCOME	124	616	345	556
Other income (expense):
Interest income (expense), net	7	(3)	—	(6)
Loss on equity investment in unconsolidated subsidiary	—	(676)	—	(752)
Investment (loss) income	(2,373)	75	(2,328)	202
Other (expense) income, net	(8)	(5)	(24)	40
Total other expense, net	(2,374)	(609)	(2,352)	(516)
(LOSS) INCOME BEFORE INCOME TAXES	(2,250)	7	(2,007)	40
Income tax (benefit) expense	(452)	25	(378)	31
NET (LOSS) INCOME	$(1,798)	$(18)	$(1,629)	$9
Basic per share information:
Weighted average shares outstanding	5,334,187	5,272,204	5,329,080	5,272,204
Net (loss) income	$(0.34)	$(0.00)	$(0.31)	$0.00
Diluted per share information:
Weighted average shares outstanding	5,345,648	5,272,204	5,347,583	5,337,986
Net (loss) income	$(0.34)	$(0.00)	$(0.30)	$0.00

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands, except share amounts)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total
Balance at December 31, 2021	5,308,973	$53	$45,817	$9,453	$(580)	$54,743
Net income, Q1 2022	—	—	—	169	—	169
Stock-based compensation	15,000	—	233	—	—	233
Balance at March 31, 2022	5,323,973	$53	$46,050	$9,622	$(580)	$55,145
Net loss, Q2 2022	—	—	—	(1,798)	—	(1,798)
Stock-based compensation	15,000	—	70	—	—	70
Shares withheld to pay taxes	(4,786)	—	(50)	—	—	(50)
Balance at June 30, 2022	5,334,187	$53	$46,070	$7,824	$(580)	$53,367

Balance at December 31, 2020	5,272,204	$53	$45,477	$(5,185)	$(580)	$39,765
Net income, Q1 2021	—	—	—	27	—	27
Stock-based compensation	—	—	78	—	—	78
Balance at March 31, 2021	5,272,204	$53	$45,555	$(5,158)	$(580)	$39,870
Net loss, Q2 2021	—	—	—	(18)	—	(18)
Stock-based compensation	—	—	19	—	—	19
Balance at June 30, 2021	5,272,204	$53	$45,574	$(5,176)	$(580)	$39,871

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES
Net (loss) income	$(1,629)	$9
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	313	233
Amortization of finite-lived intangible assets	38	38
Stock-based compensation	303	97
Loss on equity investment in unconsolidated subsidiary	—	752
Realized gain on sale of marketable securities	(112)	—
Unrealized loss (gain) on marketable securities	2,441	(202)
Deferred income taxes	(589)	56
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(44)	(532)
Increase in inventories, net	(880)	(268)
Decrease (increase) in prepaid expenses and other assets	168	(33)
Decrease in accounts payable, accrued compensation, income taxes and commissions and other	(896)	(102)
Net cash (used in) provided by operating activities	(887)	48
INVESTING ACTIVITIES
Subscription agreement funding (Note C)	—	(2,725)
Capital expenditures	(395)	(400)
Proceeds from sale of marketable securities	1,661	—
Purchase of marketable securities	(7,000)	—
Net cash used in investing activities	(5,734)	(3,125)
FINANCING ACTIVITIES
Payment for taxes related to net share settlement of equity awards	(50)	—
Prepaid financing costs	(20)	—
Net cash used in financing activities	(70)	—
Decrease in cash and cash equivalents	(6,691)	(3,077)
Cash and cash equivalents at beginning of period	29,016	18,331
Cash and cash equivalents at end of period	$22,325	$15,254

Supplemental Disclosure:
Income taxes paid	$735	$30

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

A.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and the instructions to Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022. The information included in this Form 10-Q should be read in conjunction with the information included in The LGL Group, Inc. (the “Company”, “LGL Group”, “LGL”, “we”, “our” or “us”) Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2022.

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

The Company’s two product groupings, Frequency Control and Spectrum Control, have identical characteristics for revenue recognition. Both are recognized upon shipment to the customer.

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

We performed an assessment to determine if there were any indicators of impairment as a result of the operating conditions resulting from the coronavirus (“COVID-19”) pandemic at the end of the fiscal quarter ended June 30, 2022. We concluded that, while there were events and circumstances in the macro-environment that did impact us, we did not experience any entity-specific indicators of asset impairment and no triggering events occurred.

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

On September 14, 2021, as a result of its Sponsor investment, the Company received 1,572,529 shares of IRNT common stock and 2,065,000 IRNT warrants exchangeable into shares of IRNT common stock. On October 1, 2021, the Company exercised its 2,065,000 warrants on a cashless basis and received 1,271,406 shares of IRNT common stock. To date, the Company has disposed of 1,555,315 of its 2,843,935 shares of IRNT common stock and received related proceeds of approximately $20.2 million, with 1,288,620 shares of IRNT common stock remaining in our portfolio at June 30, 2022 valued at $2.8 million. Subsequent to the September 14, 2021 Sponsor distribution, the Company’s IRNT common stock and warrants were classified as marketable securities under ASC 321, Investments – Equity Securities (“ASC 321”), with any change in fair value reported as an unrealized gain or loss. See Note D - Marketable Securities. Subsequent to the September 14, 2021 Sponsor distribution, LGL’s interest in the Sponsor is immaterial.

D. Marketable Securities

The Company accounts for equity securities under ASC 321. Such securities are reported at fair value on the consolidated balance sheets, and the related unrealized gains and losses are reported in the consolidated statements of cash flows as non-cash adjustments to income. Any realized and unrealized gains or losses on investment securities are reported in the consolidated statements of operations as investment income or (loss). Investment loss was $2,373,000 and investment income was $75,000 for the three months ended June 30, 2022 and 2021, respectively. Investment loss was $2,328,000 and investment income was $202,000 for the six months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022, the Company recorded realized gains on marketable securities of $112,000 related to a gain on the sale of 250,000 IRNT put options of $856,000, offset by a realized loss of $744,000 for the delivery of 50,000 shares of IRNT common stock against the related derivative position. There were no realized gains or losses for the prior year quarter or year-to-date period.

Details of marketable securities held at June 30, 2022 and December 31, 2021 are as follows (in thousands):

			Cumulative
			Unrealized
	Fair Value	Basis	(Loss) Gain
IronNet Securities:	June 30, 2022
1,288,620 shares of common stock	$2,848	$27,636	$(24,788)
	2,848	27,636	(24,788)
Equity funds and other securities	16,330	16,808	(478)
	$19,178	$44,444	$(25,266)

IronNet Securities:	December 31, 2021
1,338,620 shares of common stock	$5,106	$28,696	$(23,590)
Put options	1,245	489	756
	6,351	29,185	(22,834)
Equity funds and other securities	9,816	9,808	8
	$16,167	$38,993	$(22,826)

The shares of IRNT common stock were received by the Company as a result of the previously discussed Sponsor distribution. The fair value of these shares determined at the date of distribution represents the basis of these securities.

At December 31, 2021, the Company held 1,250,000 shares of IRNT common stock that were restricted from sale until early 2022. The fair value of these shares of restricted common stock was determined by applying a discount for lack of marketability to the publicly quoted market price of IRNT common stock at December 31, 2021. At June 30, 2022, the sale restrictions were released and the fair value of our IRNT securities was determined based on their publicly quoted market price.

The Company executed derivatives transactions as part of its plan to minimize the economic risk of IRNT share price volatility to its IRNT holdings. The Company held put options, covering shares of IRNT common stock with a May 2022 expiration date, for 300,000 shares of IRNT common stock at December 31, 2021. During the first quarter of 2022, the Company delivered 50,000 shares against its IRNT put options. On May 5, 2022, the Company sold its remaining put options held at March 31, 2022 covering 250,000 shares of IRNT common stock for $1,263,000.
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

As of June 30, 2022, the balance with the Fund Manager totaled $22,131,000, including $5,830,000 which is classified within cash and cash equivalents on the accompanying condensed consolidated balance sheets and $16,301,000 which is classified within marketable securities on the accompanying condensed consolidated balance sheets. Amounts invested generated ($468,000) and $203,000 of investment (loss) income during the six months ended June 30, 2022 and 2021, respectively. Fund management fees are anticipated to average approximately 0.61% of the asset balances under management on an annual basis, as calculated by management using publicly available information for portfolio management fees.

As of December 31, 2021, the balance with the Fund Manager totaled $15,595,000, including $5,823,000 which is classified within cash and cash equivalents on the accompanying condensed consolidated balance sheets and $9,772,000 which is classified as marketable securities on the accompanying condensed consolidated balance sheets.

Certain members of our board of directors (the “Board”) including Marc Gabelli, John Mega, Timothy Foufas, Manjit Kalha and Michael Ferrantino, and two of our management team, Patrick Huvane and Michael Ferrantino, are members of the Sponsor. Robert LaPenta joined IronNet as a board member upon the IronNet Business Combination and was a member of our Board until his resignation on September 27, 2021. Mr. LaPenta remains a passive member of the Sponsor. All except Mr. Kalha also served in various capacities of the SPAC but have all since resigned from the SPAC upon completion of the IronNet Business Combination on August 26, 2021. Prior to their resignations, John Mega was President of the SPAC, Timothy Foufas was Chief Operating Officer of the SPAC, Robert LaPenta was Co-Chief Executive Officer and Chief Financial Officer of the SPAC, Mr. Gabelli was the Chairman and Co-Chief Executive Officer of the SPAC, Michael Ferrantino was a SPAC board member and Patrick Huvane was a SPAC officer. Mr. Foufas, Mr. Huvane and Mr. Gabelli are managing members of the Sponsor. Mr. Huvane became a managing member of the Sponsor on September 27, 2021.

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

	Level 1	Level 2	Level 3	Total at June 30, 2022
Equity Security	$2,876	$—	$—	$2,876
Equity Mutual Fund	$—	$16,090	$—	$16,090
Commodity Mutual Fund	$—	$211	$—	$211
U.S. Treasury Mutual Funds	$12,898	$—	$—	$12,898

	Level 1	Level 2	Level 3	Total at December 31, 2021
Equity Security	$416	$4,734	$—	$5,150
Equity Mutual Fund	$—	$9,523	$—	$9,523
Commodity Mutual Fund	$—	$249	$—	$249
Derivative Contract Asset	$1,245	$—	$—	$1,245
U.S. Treasury Mutual Funds	$12,889	$—	$—	$12,889

As of June 30, 2022 and December 31, 2021, the Company had investments in four mutual funds. The Equity Mutual Fund noted above is invested in the Gabelli ABC Fund and the Commodity Mutual Fund was invested in the Gabelli Gold Fund. The U.S. Treasury Mutual Funds, included in cash and cash equivalents, are invested in the Gabelli US Treasury Money Market Fund and the BlackRock Liquidity Treasury Trust Money Market Fund.

At December 31, 2021, the Company utilized a Level 2 category fair value measurement to value its investment in certain IronNet common stock holdings. Although IronNet common stock has a quoted price in active markets, a portion of the Company’s year-end IRNT holdings had sale restrictions requiring a discount for lack of marketability and classification as a Level 2 asset. The selling restriction on the restricted IRNT shares lapsed in the first quarter of 2022. The fair value of the IRNT shares without restrictions is determined based on the market price and included within the Level 1 category.

G.Inventories

Inventories are valued at the lower of cost or net realizable value using the FIFO (first-in, first-out) method. The Company reduces the value of its inventories to net realizable value when the net realizable value is believed to be less than the cost of the item. The reserve for excess and obsolete inventory as of June 30, 2022 and December 31, 2021 was $1,556,000 and $1,428,000, respectively.

Inventories are comprised of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$2,844	$2,314
Work in process	2,657	2,196
Finished goods	871	982
Total Inventories, net	$6,372	$5,492

H.	Stock-Based Compensation

Under the Company’s 2021 Incentive Plan, and the prior 2011 Incentive Plan, as amended, restricted stock and stock options have been awarded to certain employees as stock-based compensation. Compensation expense is based on the grant-date fair value and recognized over the requisite service period.

In April 2022, 30,000 restricted shares were issued with a grant date fair value of $10.46 per share, 15,000 restricted shares vested, and 4,786 of the vested shares were withheld to pay taxes. Stock-based compensation expense was $70,000 and $303,000 for the three and six months ended June 30, 2022, respectively and $19,000 and $97,000 for the three and six months ended June 30, 2021, respectively. As of June 30, 2022 and December 31, 2021, there was approximately $475,000 and $435,000, respectively, of total unrecognized compensation expense related to unvested stock-based compensation arrangements, primarily related to restricted stock awards. This cost will be recognized over the weighted average remaining service period of these awards, which is 2 years for restricted stock and 0.4 years for stock options.

I.	Earnings Per Share

The Company computes earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of warrants, restricted stock, stock options and other potentially dilutive financial instruments, only in the periods in which the effects are dilutive.

For both the three and six months ended June 30, 2022 and 2021, there were warrants to purchase 1,051,664 shares of common stock and options to purchase 25,000 shares of common stock excluded from the diluted earnings per share computation because the impact of the assumed exercise of such warrants and stock options would have been anti-dilutive.

The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average shares outstanding - basic	5,334,187	5,272,204	5,329,080	5,272,204
Effect of diluted securities	11,461	—	18,503	65,782
Weighted average shares outstanding - diluted	5,345,648	5,272,204	5,347,583	5,337,986

J.	Income Taxes

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

The effective tax rate for the six months ended June 30, 2022 and June 30, 2021 was 18.9% and 77.5%, respectively. The effective tax rate for the three months ended June 30, 2022 and June 30, 2021 was 20.1% and 357.1%, respectively. Differences between the Company’s effective income tax rate and the U.S. federal statutory rate are primarily the impact of research and development credits, the mix of earnings between jurisdictions, and state taxes.

K.	Revolving Credit Agreement

On June 15, 2022, M-Tron Industries, Inc. and Piezo Technology, Inc. (collectively, the “Borrowers”), both operating subsidiaries of The LGL Group, Inc. (the “Company”), entered into a loan agreement for a revolving line of credit with Fifth Third Bank, National Association, an unaffiliated entity, as the lender (“Lender”), for up to $5.0 million (the “Loan Agreement”), such amount to be used for working capital and general operations. The Loan Agreement is evidenced by a promissory note dated June 15, 2022 that matures on June 15, 2025 (the “Note”), and two corresponding security agreements (the “Security Agreements”). The Note bears interest at the Secured Overnight Financing Rate (SOFR) one-month rate plus 2.25%, with a SOFR floor of 0.0%. Accrued interest-only payments are due on a monthly basis until the maturity date. The Borrowers may prepay all or any portion of the loans under the Loan Agreement at any time, without fee, premium or penalty.

The Loan Agreement contains various affirmative and negative covenants that are customary for lines of credit and transactions of this type, including limitations on the incurrence of debt and liabilities by the Borrowers, as well as financial reporting requirements. The Loan Agreement also imposes certain financial covenants based on the following criteria, which are specifically defined in the Loan Agreement: (a) Minimum Fixed Charge Coverage Ratio; (b) Minimum Current Ratio; and (c) Minimum Tangible Net Worth. At June 30, 2022, the Company had no borrowings outstanding under its revolving line of credit with Fifth Third Bank.

L.	Segment Information

The Company has two reportable business segments; electronic components (MtronPTI), and electronic instruments (PTF). The electronic components segment is focused on the design, manufacture and marketing of highly-engineered, high reliability frequency and spectrum control products. These electronic components ensure reliability and security in aerospace and defense communications, low noise and base accuracy for laboratory instruments, and synchronous data transfers throughout the wireless and Internet infrastructure. The electronic instruments segment is focused on the design and manufacture of high performance Frequency and Time Reference Standards that form the basis for timing and synchronization in various applications.

Business segment information follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Electronic components	$7,064	$6,407	$14,755	$12,661
Electronic instruments	370	475	787	757
Total consolidated revenues	$7,434	$6,882	$15,542	$13,418
Operating Income (Loss)
Electronic components	$711	$834	$1,765	$1,183
Electronic instruments	(22)	102	(14)	118
Unallocated corporate expense	(565)	(320)	(1,406)	(745)
Total operating income	124	616	345	556
Interest income (expense), net	7	(3)	—	(6)
Loss on equity investment in unconsolidated subsidiary	—	(676)	—	(752)
Investment (loss) income	(2,373)	75	(2,328)	202
Other (expense) income, net	(8)	(5)	(24)	40
Total other expense, net	(2,374)	(609)	(2,352)	(516)
(Loss) Income Before Income Taxes	$(2,250)	$7	$(2,007)	$40

Operating income is equal to revenues less cost of sales and operating expenses (engineering, selling and administrative expenses).
M.	Domestic and Foreign Revenues

Significant foreign revenues from operations (10% or more of foreign sales) follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Malaysia	$1,231	$433	$2,524	$1,042
Hong Kong	139	166	376	355
Germany	90	204	242	286
Australia	5	189	5	189
All other foreign countries	460	405	1,174	873
Total foreign revenues	$1,925	$1,397	$4,321	$2,745
Total domestic revenue	$5,509	$5,485	$11,221	$10,673

The Company allocates its foreign revenue based on the customer's ship-to location.
N.	Contingencies

In the ordinary course of business, the Company and its subsidiaries may become defendants in certain product liability, patent infringement, worker claims and other litigation. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable.

O.Spin-Off

In late 2021, the Company’s Board approved progressing with the Spin-Off (as defined below) of M-tron Industries, Inc. (together with its subsidiaries, “MtronPTI”) which is currently a wholly-owned subsidiary of the Company. On May 11, 2022, the Company filed a Definitive Proxy Statement with the SEC indicating its intention to secure stockholder approval of the transaction. At the special meeting of stockholders on June 21, 2022, the Company’s stockholders approved the Spin-Off. The Spin-Off will separate the business activities and investments of the Company and create two separate, publicly-traded companies: (1) the Company, which will continue to own and operate Precise Time and Frequency, LLC and hold substantially all the Company’s cash and marketable securities, and (2) MtronPTI, which includes the operations of Piezo Technology, Inc. and M-tron Asia, LLC (the “Spin-Off”).

The Spin-Off was approved by the Company’s Board on August 3, 2022 and is expected to be effected through a pro rata issuance of shares of MtronPTI’s common stock to the Company’s stockholders structured as a tax-free distribution. Stockholders of the Company will receive one share of MtronPTI’s common stock for each share of the Company’s common stock held of record as of the close of business on the record date for the distribution. As a result, the Company’s stockholders as of the record date for the Spin-Off will also become the stockholders of MtronPTI after the Spin-Off. The Company will cease to have any ownership interest in MtronPTI following the Spin-Off, but the Company’s stockholders will, unless they sell their shares, be the stockholders of both the Company and MtronPTI.

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

If the Spin-Off transaction is consummated, the Company anticipates reporting MtronPTI as a discontinued operation for all periods following the distribution date. The Company’s Board may, in its sole and absolute discretion, withdraw its authorization and approval of the Spin-Off and cause the Company to abandon the Spin-Off at any time prior to its consummation. Therefore, there can be no assurance that the potential Spin-Off transaction will be completed in the manner described above, or at all.

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

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q of the Company and the Company's other communications and statements, other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about the Company's beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company's control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan," "target," "goal" and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. Therefore, such statements are not intended to be a guarantee of the Company's performance in future periods. The Company's actual future results may differ materially from those set forth in the Company's forward-looking statements. For information concerning these factors and related matters, see "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 28, 2022, this Quarterly Report on Form 10-Q and our other filings with the SEC. However, other factors besides those referenced could adversely affect the Company's results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Quarterly Report on Form 10-Q. The Company does not undertake to update any forward-looking statement, except as required by law. As a result, you should not place undue reliance on these forward-looking statements.

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

In November 2019, the Company made its initial investment of $3,350,000 in the Sponsor of the SPAC and subscribed to an additional investment of $2,725,000 in March 2021 which was funded in May 2021. The incremental investment was part of the Sponsor syndication to participate in a private placement in connection with the IronNet Business Combination. On September 14, 2021, as a result of its Sponsor investment, the Company received 1,572,529 shares of IRNT common stock and 2,065,000 IRNT warrants exchangeable into shares of IRNT common stock, representing an aggregate fair value of $65.3 million. While LGL continues to hold an interest in the Sponsor, it is immaterial. Subsequent to the September 14, 2021 Sponsor distribution, the Company’s IRNT securities have been classified as marketable securities under ASC 321, Investments – Equity Securities (“ASC 321”), with the change in fair value from the date of distribution reported as gain or loss.

Results of Operations

Backlog

As of June 30, 2022, our order backlog was $43,384,000, an increase of 45.6% from $29,797,000 at December 31, 2021 and an increase of 103.2% compared to the backlog of $21,347,000 as of June 30, 2021. Backlog included $43,233,000 and $29,439,000 for our electronic components (MtronPTI) segment and $151,000 and $358,000 for our electronic instruments segment as of June 30, 2022, and December 31, 2021, respectively. The Company attained record backlog levels as of June 30, 2022. Quarterly bookings were $13,827,000 for the second quarter of 2022, $15,302,000 for the first quarter of 2022 and $15,169,000 for the fourth quarter of 2021. This record booking trend during the last three quarters reflects improved orders from the continued recovery of the avionics market along with strong defense orders, as we continue to pull in orders from our customers for 2023 and beyond, much of which is expected to ship subsequent to 2022. Supply chain constraints within our industry have pushed our customers to order well in advance to secure product deliveries for their production requirements. The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent which we have determined are firm orders likely to be fulfilled largely in the next 12 months but can extend past two years. Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any.

Three months ended June 30, 2022 compared to three months ended June 30, 2021

Consolidated Revenues and Gross Margin

Total revenues were $7,434,000 for the three months ended June 30, 2022, or 8.0% above revenues of $6,882,000 for the three months ended June 30, 2021. The revenue increase reflects the recovering avionics market and strong defense product shipments.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales as a percentage of revenues, decreased to 37.6% for the three months ended June 30, 2022, from 39.7% for the three months ended June 30, 2021 reflecting the effects of inflation and product mix.

Operating Income (Loss)

The Company reported operating income of $124,000 for the three months ended June 30, 2022, compared to $616,000 for the three months ended June 30, 2021. The decrease reflects higher revenue with lower margins partly offset by inflationary pressures, and negatively impacted by $51,000 of increased stock compensation expense and $232,000 of Spin-Off costs (as defined below) in the second quarter of 2022.

Loss on Equity Investment in Unconsolidated Subsidiary

The Company recognized a loss on equity investment in unconsolidated subsidiary of $676,000 for the three months ended June 30, 2021. Subsequent to the September 14, 2021 Sponsor distribution, the Company’s investment in the Sponsor is immaterial and the IRNT securities have been classified as marketable securities with the change in fair value from the date of distribution reported as investment income or loss on marketable securities.

Investment (Loss) Income

The Company reported $2,373,000 of investment loss during the three months ended June 30, 2022 compared to investment income of $75,000 during the three months ended June 30, 2021. The loss during the three months ended June 30, 2022 was related to a $1,872,000 net loss (realized and unrealized) related to IRNT securities with the remaining loss of $501,000 caused by the non-IRNT related investment performance. Investment gains and losses have caused and are expected to continue to cause significant volatility in our earnings, particularly with respect to our IronNet securities.

Other Expense, Net

Other expense, net was $8,000 for the three months ended June 30, 2022, compared to $5,000 for the three months ended June 30, 2021 reflecting the impact of unfavorable currency changes.

Income Tax (Benefit) Expense

We recorded a tax benefit of $452,000 and expense of $25,000 for the three months ended June 30, 2022 and 2021, respectively. The (benefit) expense is based on an estimated annual effective tax rate across the jurisdictions in which we operate.

Net Loss

Net loss was $1,798,000 compared to $18,000 for the three months ended June 30, 2021. The increase in net loss was primarily from the previously discussed investment loss offset by business operations described above. Diluted net loss per share for the three months ended June 30, 2022 and 2021 was $0.34 and $0.00, respectively.

Six months ended June 30, 2022 compared to six months ended June 30, 2021

Consolidated Revenues and Gross Margin

Total revenues were $15,542,000 for the six months ended June 30, 2022, or 15.8% above revenues of $13,418,000 for the six months ended June 30, 2021. The revenue increase reflects the recovering avionics market and strong defense product shipments.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales as a percentage of revenues, improved to 37.6% for the six months ended June 30, 2022 from 36.3% for the six months ended June 30, 2021 reflecting the increased business volume.

Operating Income (Loss)

The Company reported operating income of $345,000 for the six months ended June 30, 2022 compared to $556,000 for the six months ended June 30, 2021. The decrease reflects higher revenue and margins partly offset by inflationary pressures, and negatively impacted by $206,000 of increased stock compensation expense and $343,000 of Spin-Off costs (as defined below) in the first six months of 2022.

Loss on Equity Investment in Unconsolidated Subsidiary

The Company recognized a loss on equity investment in unconsolidated subsidiary of $752,000 for the six months ended June 30, 2021. Subsequent to the September 14, 2021 Sponsor distribution, the Company’s investment in the Sponsor is immaterial and the IRNT securities have been classified as marketable securities with the change in fair value from the date of distribution reported as investment income or loss on marketable securities.

Investment (Loss) Income

The Company reported $2,328,000 of investment loss compared to income of $202,000 during the six months ended June 30, 2021. The investment loss for the six months ended June 30, 2022 was primarily related to IRNT related investment losses of $1,841,000 (realized and unrealized) and included unrealized investment losses of $487,000 from the remainder of the portfolio. Investment gains and losses have caused and are expected to continue to cause significant volatility in our earnings, particularly with respect to our IronNet securities.

Other (Expense) Income, Net

Other (expense) income, net was expense of $24,000 compared to income of 40,000 for the six months ended June 30, 2021 reflecting the impact of unfavorable currency changes.

Income Tax (Benefit) Expense

We recorded a tax benefit of $378,000 and expense of $31,000 for the six months ended June 30, 2022 and 2021, respectively. The (benefit) expense is based on an estimated annual effective tax rate across the jurisdictions in which we operate.

Net (Loss) Income

Net loss was $1,629,000, compared to income of $9,000 for the six months ended June 30, 2021. The decrease was primarily from the previously discussed investment loss which was offset by increased business volume partly offset by one-time Spin-Off costs. Diluted net (loss) income per share for the six months ended June 30, 2022 and 2021 was a loss of $0.30 and income of $0.00, respectively.

Liquidity and Capital Resources

As of June 30, 2022 and December 31, 2021, cash and cash equivalents were $22,325,000 and $29,016,000, respectively. For the six months ended June 30, 2022, the Company utilized $5,339,000 for investment activities related to marketable securities, including $7,000,000 for purchases of securities offset by security sales of $1,661,000.

Cash (used in) provided by operating activities for the six months ended June 30, 2022 and 2021 was $887,000 used in and $48,000, provided by operating activities, respectively. The $1,005,000 decrease was primarily from reduced income taxes payable due to timing of payments, higher inventory levels in support of business growth as well as advanced procurement of certain inventory components to address supply chain issues, offset by reduced accounts receivable and prepaid balances.

Cash used in investing activities for the six months ended June 30, 2022 and 2021 was $5,734,000 and $3,125,000, respectively. The $2,609,000 increase reflects the purchase of $7,000,000 of marketable securities and proceeds from the sale of IRNT shares and related derivatives of $1,661,000 during the six months ended June 30, 2022. Capital expenditures of $395,000 during the six months ended June 30, 2022 were for investment in production equipment to improve cost and efficiency, in line with the prior year capital expenditures of $400,000.

Cash used in financing activities of $70,000 for the six months ended June 30, 2022 includes $50,000 as the result of vested restricted shares being withheld to pay the related payroll taxes, and $20,000 for prepaid financing costs.

As of June 30, 2022, our consolidated working capital was $49,469,000 compared to $51,410,000 as of December 31, 2021. As of June 30, 2022, we had current assets of $52,916,000, current liabilities of $3,447,000 and a ratio of current assets to current liabilities of 15.35 to 1.00. As of December 31, 2021, we had current assets of $55,836,000, current liabilities of $4,426,000 and a ratio of current assets to current liabilities of 12.62 to 1.00. Management continues to focus on efficiently managing working capital requirements to match operating activity levels and will seek to deploy the Company’s working capital where it will generate the greatest returns.

The Company’s MtronPTI subsidiary has a loan agreement for a revolving line of credit with Fifth Third Bank N.A. for up to $5,000,000 bearing interest at the Secured Overnight Financing Rate (SOFR) one-month rate plus 2.25%, with a SOFR floor of 0.00%. The loan agreement has a maturity date of June 15, 2025 and contains certain financial covenants based on the following criteria: (a) Minimum Fixed Charge Coverage Ratio; (b) Minimum Current Ratio; and (c) Minimum Tangible Net Worth (each as defined in the loan agreement). Borrowings under the loan agreement are secured by all of the property of two of the Company’s subsidiaries, M-tron Industries, Inc. and Piezo Technology, Inc. At June 30, 2022, the Company had no borrowings outstanding under its revolving line of credit with Fifth Third Bank.

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

Spin-Off

In late 2021, the Company’s Board approved progressing with the Spin-Off (as defined below) of MtronPTI. On May 11, 2022, the Company filed a Definitive Proxy Statement with the SEC indicating its intention to secure stockholder approval of the transaction. At the special meeting of stockholders on June 21, 2022, the Company’s stockholders approved the Spin-Off. The Spin-Off will separate the business activities and investments of the Company and create two separate, publicly-traded companies: (1) the Company, which will continue to own and operate Precise Time and Frequency, LLC and hold substantially all the Company’s cash and marketable securities, and (2) MtronPTI, which includes the operations of Piezo Technology, Inc. and M-tron Asia, LLC (the “Spin-Off”). If completed, upon the distribution of the MtronPTI shares, LGL stockholders would own shares of both companies.

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

See Note O - Spin-Off in the accompanying notes to condensed consolidated financial statements for further details of the transaction.

Critical Accounting Estimates

Our accompanying condensed consolidated financial statements are prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying footnotes. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions. For a discussion of the Company’s critical accounting estimates, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2022 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2022, were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.Legal Proceedings.

In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or our subsidiaries are a party or to which our properties are subject.

Item 6.Exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 (and are numbered in accordance with Item 601 of Regulation S-K):

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

10.1

Credit Agreement by and among M-Tron Industries, Inc., Piezo Technology, Inc. and Fifth Third Bank, National Association, dated June 15, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2022).

10.2	Promissory Note in favor of Fifth Third Bank, National Association, dated June 15, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 21, 2022).
10.3

Security Agreement by and among M-Tron Industries, Inc. and Fifth Third Bank, National Association, dated June 15, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 21, 2022).

10.4

Security Agreement by and among Piezo Technology, Inc. and Fifth Third Bank, National Association, dated June 15, 2022 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 21, 2022).

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

THE LGL GROUP, INC.
Date: August 9, 2022	By:	/s/ Mike J. Ferrantino
Mike J. Ferrantino
President and Chief Executive Officer (Principal Executive Officer)
Date: August 9, 2022	By:	/s/ James W. Tivy
James W. Tivy
Chief Financial Officer (Principal Financial Officer)