Form 10-Q
period 2022-09-30
LGL GROUP INC
filed 2022-11-14
CIK 61004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes  ☐    No  ☒

As of November 11, 2022, the registrant had 5,349,187 shares of common stock, $0.01 par value per share, outstanding.

THE LGL GROUP, INC.

Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2022

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except par value and share amounts)

	September 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$22,291	$29,016
Marketable securities	17,070	16,167
Accounts receivable, net of allowances of $208 and $208, respectively	5,622	4,667
Inventories, net	7,584	5,492
Prepaid expenses and other current assets	217	494
Total Current Assets	52,784	55,836
Property, plant and equipment:
Land	536	536
Buildings and improvements	4,877	4,869
Machinery and equipment	19,470	18,815
Gross property, plant and equipment	24,883	24,220
Less: accumulated depreciation	(21,323)	(20,837)
Net property, plant, and equipment	3,560	3,383
Right-of-use lease assets	290	396
Intangible assets, net	196	252
Deferred income tax assets	1,056	34
Other assets	18	5
Total Assets	$57,904	$59,906
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	3,034	1,455
Accrued compensation and commissions	1,557	1,549
Income taxes payable	76	599
Other accrued expenses	465	823
Total Current Liabilities	5,132	4,426
Deferred income tax liability	—	124
Other liabilities	593	613
Total Liabilities	5,725	5,163
Contingencies (Note N)
Stockholders’ Equity
Common stock, $0.01 par value - 30,000,000 shares authorized; 5,487,054 shares issued and 5,349,187 shares outstanding at September 30, 2022, and 5,446,840 shares issued and 5,308,973 shares outstanding at December 31, 2021	53	53
Additional paid-in capital	46,341	45,817
Retained earnings	6,365	9,453
Treasury stock, 81,584 shares held in treasury at cost at September 30, 2022 and December 31, 2021	(580)	(580)
Total Stockholders' Equity	52,179	54,743
Total Liabilities and Stockholders' Equity	$57,904	$59,906

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES	$8,761	$7,501	$24,303	$20,919
Costs and expenses:
Manufacturing cost of sales	5,891	4,782	15,591	13,334
Engineering, selling and administrative	2,749	3,465	8,246	7,775
OPERATING INCOME (LOSS)	121	(746)	466	(190)
Other income (expense):
Interest income (expense), net	51	(3)	51	(9)
Gain on equity investment in unconsolidated subsidiary	—	60,205	—	59,453
Investment loss	(2,121)	(18,867)	(4,449)	(18,665)
Other (expense) income, net	(13)	240	(37)	280
Total other expense (income), net	(2,083)	41,575	(4,435)	41,059
(LOSS) INCOME BEFORE INCOME TAXES	(1,962)	40,829	(3,969)	40,869
Income tax (benefit) expense	(503)	9,049	(881)	9,080
NET (LOSS) INCOME	$(1,459)	$31,780	$(3,088)	$31,789
Basic per share information:
Weighted average shares outstanding	5,346,043	5,273,786	5,334,774	5,273,263
Net (loss) income	$(0.27)	$6.03	$(0.58)	$6.03
Diluted per share information:
Weighted average shares outstanding	5,346,043	5,325,815	5,334,774	5,334,534
Net (loss) income	$(0.27)	$5.97	$(0.58)	$5.96

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands, except share amounts)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total
Balance at December 31, 2021	5,308,973	$53	$45,817	$9,453	$(580)	$54,743
Net income, Q1 2022	—	—	—	169	—	169
Stock-based compensation	15,000	—	233	—	—	233
Balance at March 31, 2022	5,323,973	$53	$46,050	$9,622	$(580)	$55,145
Net loss, Q2 2022	—	—	—	(1,798)	—	(1,798)
Stock-based compensation	15,000	—	70	—	—	70
Shares withheld to pay taxes	(4,786)	—	(50)	—	—	(50)
Balance at June 30, 2022	5,334,187	$53	$46,070	$7,824	$(580)	$53,367
Net loss, Q3 2022	—	—	—	(1,459)	—	(1,459)
Exercise of stock options	15,000	—	191	—	—	191
Stock-based compensation	—	—	80	—	—	80
Balance at September 30, 2022	5,349,187	$53	$46,341	$6,365	$(580)	$52,179

Balance at December 31, 2020	5,272,204	$53	$45,477	$(5,185)	$(580)	$39,765
Net income, Q1 2021	—	—	—	27	—	27
Stock-based compensation	—	—	78	—	—	78
Balance at March 31, 2021	5,272,204	$53	$45,555	$(5,158)	$(580)	$39,870
Net loss, Q2 2021	—	—	—	(18)	—	(18)
Stock-based compensation	—	—	19	—	—	19
Balance at June 30, 2021	5,272,204	$53	$45,574	$(5,176)	$(580)	$39,871
Net income, Q3 2021	—	—	—	31,780	—	31,780
Exercise of stock options	8,000	—	31	—	—	31
Stock-based compensation	—	—	19	—	—	19
Balance at September 30, 2021	5,280,204	$53	$45,624	$26,604	$(580)	$71,701

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net (loss) income	$(3,088)	$31,789
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	486	361
Amortization of finite-lived intangible assets	56	56
Stock-based compensation	383	116
Gain on equity investment in unconsolidated subsidiary	—	(59,453)
Realized gain on sale of marketable securities	(112)	—
Unrealized loss on marketable securities	4,561	18,665
Non-cash donation of IRNT common stock, net of realized gain	—	1,060
Deferred income taxes	(1,146)	9,089
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(955)	(909)
(Increase) decrease in inventories, net	(2,092)	20
Decrease (increase) in prepaid expenses and other assets	284	(148)
Increase (decrease) in accounts payable, accrued compensation, income taxes and commissions and other	792	(419)
Net cash (used in) provided by operating activities	(831)	227
INVESTING ACTIVITIES
Subscription agreement funding (Note C)	—	(2,725)
Capital expenditures	(663)	(759)
Proceeds from sale of marketable securities	1,661	758
Purchase of marketable securities	(7,013)	(270)
Net cash used in investing activities	(6,015)	(2,996)
FINANCING ACTIVITIES
Payment for taxes related to net share settlement of equity awards	(50)	—
Exercise of stock options	191	31
Prepaid financing costs	(20)	—
Net cash provided by financing activities	121	31
Decrease in cash and cash equivalents	(6,725)	(2,738)
Cash and cash equivalents at beginning of period	29,016	18,331
Cash and cash equivalents at end of period	$22,291	$15,593

Noncash Investing Activity:
Distribution of IRNT securities by Sponsor (unconsolidated subsidiary)	$—	$65,250

Supplemental Disclosure:
Income taxes paid	$741	$40

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

A.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and the instructions to Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022. The information included in this Form 10-Q should be read in conjunction with the information included in The LGL Group, Inc. (the “Company”, “LGL Group”, “LGL”, “we”, “our” or “us”) Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2022.

Spin-Off of M-tron Industries, Inc.

On August 3, 2022, LGL announced that its Board of Directors approved the previously announced separation of the M-tron Industries, Inc. (“MtronPTI”) business into an independent, publicly traded company (the "Separation" or “Spin-Off”). Prior to the Separation, LGL Group operated its electronic instruments business segment through its wholly-owned subsidiary, Precise Time and Frequency (“PTF”) and its electronic components business segment through MtronPTI.

On October 7, 2022 the Separation of the MtronPTI business was completed and MtronPTI became an independent, publicly-traded company trading on the NYSE American under the stock symbol "MPTI.

The Separation was achieved through LGL’s distribution (the “Distribution”) of 100% of the shares of MtronPTI's common stock to holders of LGL's common stock as of the close of business on the record date of September 30, 2022. LGL's stockholders of record received one-half share of MtronPTI's common stock for every share of LGL's common stock. In connection with the Separation, MtronPTI wrote off $4,439,000 of intercompany receivables due from LGL, which brought intercompany balances to zero. LGL retained no ownership interest in the MtronPTI business following the Separation. Spin-Off costs were $232,000 and $575,000 for the three and nine months ended September 30, 2022, respectively. Beginning in the fourth quarter of 2022, the historical financial results of the MtronPTI business for periods prior to the distribution date along with the related direct costs of the Spin-Off will be reflected in the Company’s consolidated financial statements as discontinued operations.

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

We performed an assessment to determine if there were any indicators of impairment as a result of the operating conditions resulting from the coronavirus (“COVID-19”) pandemic at the end of the fiscal quarter ended September 30, 2022. We concluded that, while there were events and circumstances in the macro-environment that did impact us, we did not experience any entity-specific indicators of asset impairment and no triggering events occurred.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments,” which changes the impairment model for most financial assets. The standard replaces the incurred loss model with the current expected credit loss (“CECL”) model to estimate credit losses for financial assets. The provisions of the standard are effective for the Company on January 1, 2023; early adoption is permitted. The Company does not expect a material impact to its consolidated financial statements upon adopting this standard.

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

On September 14, 2021, as a result of its Sponsor investment, the Company received 1,572,529 shares of IRNT common stock and 2,065,000 IRNT warrants exchangeable into shares of IRNT common stock. On October 1, 2021, the Company exercised its 2,065,000 warrants on a cashless basis and received 1,271,406 shares of IRNT common stock. To date, the Company has disposed of 1,555,315 of its 2,843,935 shares of IRNT common stock and derivatives purchased as part of its plan to minimize the economic risk of IRNT share price volatility and received related proceeds of approximately $20,200,000, with 1,288,620 shares of IRNT common stock remaining in our portfolio at September 30, 2022 valued at $887,859. Subsequent to the September 14, 2021 Sponsor distribution, the Company’s IRNT common stock and warrants were classified as marketable securities under ASC 321, Investments – Equity Securities (“ASC 321”), with any change in fair value reported as an unrealized gain or loss. See Note D - Marketable Securities. Subsequent to the September 14, 2021 Sponsor distribution, LGL’s interest in the Sponsor is immaterial.

D. Marketable Securities

The Company accounts for equity securities under ASC 321. Such securities are reported at fair value on the consolidated balance sheets, and the related unrealized gains and losses are reported in the consolidated statements of cash flows as non-cash adjustments to income. Any realized and unrealized gains or losses on investment securities are reported in the consolidated statements of operations as investment income or (loss). Investment loss was $2,121,000 and $18,867,000 for the three months ended September 30, 2022 and 2021, respectively. Investment loss was $4,449,000 and $18,665,000 for the nine months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022, the Company recorded realized gains on marketable securities of $112,000 related to a realized gain of $856,000 on the sale of 250,000 IRNT put options, offset by a realized loss of $744,000 for the delivery of 50,000 shares of IRNT common stock against the related derivative position. There were no realized gains or losses for the prior year quarter or year-to-date period.

Details of marketable securities held at September 30, 2022 and December 31, 2021 are as follows (in thousands):

			Cumulative
			Unrealized
	Fair Value	Basis	(Loss) Gain
IronNet Securities:	September 30, 2022
1,288,620 shares of common stock	$888	$27,636	$(26,748)
Put options	26	13	13
	914	27,649	(26,735)
Equity funds and other securities	16,156	16,808	(652)
	$17,070	$44,457	$(27,387)

IronNet Securities:	December 31, 2021
1,338,620 shares of common stock	$5,106	$28,696	$(23,590)
Put options	1,245	489	756
	6,351	29,185	(22,834)
Equity funds and other securities	9,816	9,808	8
	$16,167	$38,993	$(22,826)

The shares of IRNT common stock were received by the Company as a result of the previously discussed Sponsor distribution. The fair value of these shares determined at the date of distribution represents the basis of these securities.

At December 31, 2021, the Company held 1,250,000 shares of IRNT common stock that were restricted from sale until early 2022. The fair value of these shares of restricted common stock was determined by applying a discount for lack of marketability to the publicly quoted market price of IRNT common stock at December 31, 2021. During the first quarter of 2022, the sale restrictions were released. The fair value of our IRNT securities at September 30, 2022 was determined based on their publicly quoted market price.

The Company executed derivatives transactions as part of its plan to minimize the economic risk of IRNT share price volatility to its IRNT holdings. The Company held put options, covering shares of IRNT common stock with a May 2022 expiration date, for 300,000 shares of IRNT common stock at December 31, 2021. During the first quarter of 2022, the Company delivered 50,000 shares against its IRNT put options. On May 5, 2022, the Company sold put options held at March 31, 2022 covering 250,000 shares of IRNT common stock for $1,263,000. At September 30, 2022, the Company held put options, covering shares of IRNT common stock with a fourth quarter 2022 expiration date, for 100,500 IRNT shares.
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

As of September 30, 2022, the balance with the Fund Manager totaled $21,990,000, including $5,857,000 which is classified within cash and cash equivalents on the accompanying condensed consolidated balance sheets and $16,133,000 which is classified within marketable securities on the accompanying condensed consolidated balance sheets. Amounts invested generated ($168,000) and ($29,000) of investment (loss) income during the three months ended September 30, 2022 and 2021, respectively. Amounts invested generated ($638,000) and $174,000 of investment (loss) income during the nine months ended September 30, 2022 and 2021, respectively. Fund management fees are anticipated to average approximately 0.60% or $133,000 for the nine months ended September 30, 2022 and 0.35% or $54,000 for the nine months ended September 30, 2021 of the asset balances under management on an annual basis, as calculated by management using publicly available information for portfolio management fees.

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

	Level 1	Level 2	Level 3	Total at September 30, 2022
Equity Securities	$911	$—	$—	$911
Equity Mutual Fund	$—	$15,945	$—	$15,945
Commodity Mutual Fund	$—	$188	$—	$188
Derivative Contract Asset	$26	$—	$—	$26
U.S. Treasury Mutual Funds	$12,942	$—	$—	$12,942

	Level 1	Level 2	Level 3	Total at December 31, 2021
Equity Securities	$416	$4,734	$—	$5,150
Equity Mutual Fund	$—	$9,523	$—	$9,523
Commodity Mutual Fund	$—	$249	$—	$249
Derivative Contract Asset	$1,245	$—	$—	$1,245
U.S. Treasury Mutual Funds	$12,889	$—	$—	$12,889

As of September 30, 2022 and December 31, 2021, the Company had investments in four mutual funds. The Equity Mutual Fund noted above is invested in the Gabelli ABC Fund and the Commodity Mutual Fund was invested in the Gabelli Gold Fund. The U.S. Treasury Mutual Funds, included in cash and cash equivalents, are invested in the Gabelli US Treasury Money Market Fund and the BlackRock Liquidity Treasury Trust Money Market Fund.

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

G.Inventories

Inventories are valued at the lower of cost or net realizable value using the FIFO (first-in, first-out) method. The Company reduces the value of its inventories to net realizable value when the net realizable value is believed to be less than the cost of the item. The reserve for excess and obsolete inventory as of September 30, 2022 and December 31, 2021 was $1,675,000 and $1,428,000, respectively.

Inventories are comprised of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$3,676	$2,314
Work in process	2,724	2,196
Finished goods	1,184	982
Total Inventories, net	$7,584	$5,492

H.	Stock-Based Compensation

Under the Company’s 2021 Incentive Plan, and the prior 2011 Incentive Plan, as amended, restricted stock and stock options have been awarded to certain employees as stock-based compensation. Compensation expense is based on the grant-date fair value and recognized over the requisite service period.

In April 2022, 30,000 restricted shares were issued with a grant date fair value of $10.46 per share, 15,000 restricted shares vested, and 4,786 of the vested shares were withheld to pay taxes. Stock-based compensation expense was $80,000 and $383,000 for the three and nine months ended September 30, 2022, respectively and $19,000 and $116,000 for the three and nine months ended September 30, 2021, respectively. During the third quarter of 2022, there were 15,000 options exercised at a strike price of $12.72 for aggregate proceeds of $191,000. As of September 30, 2022 there was approximately $395,000 of total unrecognized compensation expense related to unvested stock-based compensation arrangements, primarily related to restricted stock awards. This cost will be recognized over the weighted average remaining service period of these awards, which is 1.8 years for restricted stock and 0.1 years for stock options. As a result of the cancellation of awards on October 7, 2022, the Company expects to record $5,000 of stock compensation expense related to these outstanding grants subsequent to September 30, 2022. See Note O – Subsequent Events for further detail.

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

For both the three and nine months ended September 30, 2022 and 2021, there were warrants to purchase 1,051,664 shares of common stock and options to purchase 25,000 shares of common stock excluded from the diluted earnings per share computation because the impact of the assumed exercise of such warrants and stock options would have been anti-dilutive.

The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average shares outstanding - basic	5,346,043	5,273,786	5,334,774	5,273,263
Effect of diluted securities	—	52,029	—	61,271
Weighted average shares outstanding - diluted	5,346,043	5,325,815	5,334,774	5,334,534

J.	Income Taxes

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

The effective tax rate for the nine months ended September 30, 2022 and September 30, 2021 was 22.1% and 22.2%, respectively. The effective tax rate for the three months ended September 30, 2022 and September 30, 2021 was 25.7% and 22.2%, respectively. Differences between the Company’s effective income tax rate and the U.S. federal statutory rate are primarily the impact of research and development credits, the mix of earnings between jurisdictions, and state taxes.

K.	Revolving Credit Agreement

On June 15, 2022, M-Tron Industries, Inc. and Piezo Technology, Inc. (collectively, the “Borrowers”), both operating subsidiaries of The LGL Group, Inc. (the “Company”), entered into a loan agreement for a revolving line of credit with Fifth Third Bank, National Association, an unaffiliated entity, as the lender (“Lender”), for up to $5,000,000 (the “Loan Agreement”), such amount to be used for working capital and general operations. The Loan Agreement is evidenced by a promissory note dated June 15, 2022 that matures on June 15, 2025 (the “Note”), and two corresponding security agreements (the “Security Agreements”). The Note bears interest at the Secured Overnight Financing Rate (SOFR) one-month rate plus 2.25%, with a SOFR floor of 0.0%. Accrued interest-only payments are due on a monthly basis until the maturity date. The Borrowers may prepay all or any portion of the loans under the Loan Agreement at any time, without fee, premium or penalty.

The Loan Agreement contains various affirmative and negative covenants that are customary for lines of credit and transactions of this type, including limitations on the incurrence of debt and liabilities by the Borrowers, as well as financial reporting requirements. The Loan Agreement also imposes certain financial covenants based on the following criteria, which are specifically defined in the Loan Agreement: (a) Minimum Fixed Charge Coverage Ratio; (b) Minimum Current Ratio; and (c) Minimum Tangible Net Worth. At September 30, 2022, the Company had no borrowings outstanding under its revolving line of credit with Fifth Third Bank.

L.	Segment Information

Prior to the Spin-Off and as of September 30, 2022, the Company has two reportable business segments; electronic components (MtronPTI), and electronic instruments (PTF). The electronic components segment is focused on the design, manufacture and marketing of highly-engineered, high reliability frequency and spectrum control products. These electronic components ensure reliability and security in aerospace and defense communications, low noise and base accuracy for laboratory instruments, and synchronous data transfers throughout the wireless and Internet infrastructure. The electronic instruments segment is focused on the design and manufacture of high performance Frequency and Time Reference Standards that form the basis for timing and synchronization in various applications.

Business segment information follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Electronic components	$8,417	$7,173	$23,172	$19,834
Electronic instruments	344	328	1,131	1,085
Total consolidated revenues	$8,761	$7,501	$24,303	$20,919
Operating Income (Loss)
Electronic components	$756	$854	$2,521	$2,037
Electronic instruments	(39)	32	(53)	150
Unallocated corporate expense	(596)	(1,632)	(2,002)	(2,377)
Total operating income (loss)	121	(746)	466	(190)
Interest income (expense), net	51	(3)	51	(9)
Gain on equity investment in unconsolidated subsidiary	—	60,205	—	59,453
Investment loss	(2,121)	(18,867)	(4,449)	(18,665)
Other (expense) income, net	(13)	240	(37)	280
Total other (expense) income, net	(2,083)	41,575	(4,435)	41,059
(Loss) Income Before Income Taxes	$(1,962)	$40,829	$(3,969)	$40,869

Operating income is equal to revenues less cost of sales and operating expenses (engineering, selling and administrative expenses).
M.	Domestic and Foreign Revenues

Significant foreign revenues from operations (10% or more of foreign sales) follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Malaysia	$1,332	$832	$3,856	$1,874
Hong Kong	103	140	479	495
Germany	106	127	348	413
Hungary	236	1	247	7
All other foreign countries	499	403	1,673	1,459
Total foreign revenues	$2,276	$1,503	$6,603	$4,248
Total domestic revenue	$6,485	$5,998	$17,700	$16,671

The Company allocates its foreign revenue based on the customer's ship-to location.
N.	Contingencies

In the ordinary course of business, the Company and its subsidiaries may become defendants in certain product liability, patent infringement, worker claims and other litigation. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable.

O.Subsequent Events

M-tron Industries, Inc. Separation

On October 7, 2022, the Separation of MtronPTI was completed through LGL’s distribution of 100% of the shares of MtronPTI's common stock to holders of LGL's common stock as of the close of business on the record date of September 30, 2022. As a result of the Distribution, LGL's stockholders of record received one-half share of MtronPTI's common stock for every share of LGL's common stock. On October 7, 2022, MtronPTI became an independent, public company trading on the NYSE American under the stock symbol "MPTI". LGL retained no ownership interest in MtronPTI as of the completion of the Separation.

In connection with the Separation, MtronPTI wrote off $4,439,000 of intercompany receivables due from LGL, which brought intercompany balances to zero, and left MtronPTI with a cash balance of approximately $1,000,000 as of the date of the Separation.

The Company canceled 52,533 restricted LGL shares and 10,000 options that had been issued to MtronPTI management, effective on October 7, 2022.

Changes in Officers and Directors

On October 7, 2022, John S. Mega and Bel Lazar resigned from the LGL Board to join MtronPTI as directors, and James W. Tivy resigned as Chief Financial Officer of LGL to join MtronPTI as its Chief Financial Officer. In addition, effective as of 12:01 a.m. Eastern Time on October 7, 2022, Marc J. Gabelli was appointed to serve as the Chief Executive Officer of LGL, and James W. Tivy was appointed to serve as the Chief Accounting Officer of LGL. Ivan Arteaga, who currently serves on the Board as a director of LGL, was appointed to serve as the Chief Financial Officer of LGL.

Adjustment of Warrant Price and Target Price for Acceleration

On October 19, 2022, LGL issued a press release (the "Press Release") announcing the adjustment to the terms of exercise for its warrants, as a result of its M-tron Industries, Inc. Spin-Off.

LGL has approximately 5.25 million “European Style” warrants outstanding, exercisable at a 5 for 1 ratio into LGL shares only at the earlier of (i) the expiration of the warrant term, which is November 16, 2025, or (ii) subject to a date acceleration if triggered only after the average volume weighted average price (“VWAP”) of LGL common stock for 30 consecutive trading days is greater than or equal to the acceleration trigger price.

The warrants are publicly listed on the NYSE American under the symbol LGL.WS.

The distribution of MtronPTI shares is a qualifying dilutive event that requires an adjustment, with the exercise price of the warrants and the trigger price for the potential acceleration of the exercise date for its warrants to be adjusted using the calculation provided within the warrant agreement.

Effective October 18, 2022, the warrant exercise price, originally set at $12.50, was adjusted to $4.75, and the target trigger price for potential acceleration of the exercise date, originally set at $17.50, was adjusted to $6.65.

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

In November 2019, the Company made its initial investment of $3,350,000 in the Sponsor of the SPAC and subscribed to an additional investment of $2,725,000 in March 2021 which was funded in May 2021. The incremental investment was part of the Sponsor syndication to participate in a private placement in connection with the IronNet Business Combination. On September 14, 2021, as a result of its Sponsor investment, the Company received 1,572,529 shares of IRNT common stock and 2,065,000 IRNT warrants exchangeable into shares of IRNT common stock, representing an aggregate fair value of approximately $65,300,000. While LGL continues to hold an interest in the Sponsor, it is immaterial. Subsequent to the September 14, 2021 Sponsor distribution, the Company’s IRNT securities have been classified as marketable securities under ASC 321, Investments – Equity Securities (“ASC 321”), with the change in fair value from the date of distribution reported as gain or loss.

Impact of MtronPTI’s Separation

On August 3, 2022, LGL announced that its Board of Directors approved the previously announced separation of the M-tron Industries, Inc. (“MtronPTI”) business into an independent, publicly traded company (the "Separation"). Prior to the Separation, LGL Group operated its electronic instruments business segment through its wholly-owned subsidiary, Precise Time and Frequency (“PTF”) and its electronic components business segment through MtronPTI.

On October 7, 2022, the Separation of the MtronPTI business was completed and MtronPTI became an independent, publicly-traded company trading on the NYSE American under the stock symbol "MPTI."

The Separation was achieved through LGL’s distribution (the “Distribution”) of 100% of the shares of the MtronPTI's common stock to holders of LGL's common stock as of the close of business on the record date of September 30, 2022. LGL's stockholders of record received one-half share of MtronPTI's common stock for every share of LGL's common stock. In connection with the Separation, MtronPTI wrote off $4,439,000 of intercompany receivables due from LGL, which brought intercompany balances to zero. LGL retained no ownership interest in the MtronPTI business following the Separation. Beginning in the fourth quarter of 2022, the historical financial results of the MtronPTI business for periods prior to the distribution date will be reflected in the Company’s consolidated financial statements as discontinued operations.

See Note A – Basis of Presentation and Note O – Subsequent Events in the accompanying notes to the condensed consolidated financial statements for further details of the Separation.

Results of Operations

Backlog

As of September 30, 2022, our order backlog was $44,202,000, an increase of 48.3% from $29,797,000 at December 31, 2021 and an increase of 102.3% compared to the backlog of $21,849,000 as of September 30, 2021. Backlog included $44,074,000 and $29,439,000 for our electronic components (MtronPTI) segment and $128,000 and $358,000 for our electronic instruments segment as of September 30, 2022, and December 31, 2021, respectively. The Company attained record backlog levels as of September 30, 2022. Quarterly bookings were $9,579,000 for the third quarter of 2022, $13,827,000 for the second quarter of 2022, $15,302,000 for the first quarter of 2022 and $15,169,000 for the fourth quarter of 2021. This record booking trend during the last three quarters reflects improved orders from the continued recovery of the avionics market along with strong defense orders, as we continue to pull in orders from our customers for 2023 and beyond, much of which is expected to ship subsequent to 2022. Supply chain constraints within our industry have pushed our customers to order well in advance to secure product deliveries for their production requirements. The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent which we have determined are firm orders likely to be fulfilled largely in the next 12 months but can extend past two years. Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any.

Three months ended September 30, 2022 compared to three months ended September 30, 2021

Consolidated Revenues and Gross Margin

Total revenues were $8,761,000 for the three months ended September 30, 2022, or 16.8% above revenues of $7,501,000 for the three months ended September 30, 2021. The revenue increase reflects the recovering avionics market and strong defense product shipments. Revenues included $8,417,000 for MtronPTI for the three months ended September 30, 2022 versus $7,173,000 for the three months ended September 30, 2021. Revenues for PTF were $344,000 for the three months ended September 30, 2022 versus $328,000 for the three months ended September 30, 2021.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales as a percentage of revenues, decreased to 32.8% for the three months ended September 30, 2022, from 36.2% for the three months ended September 30, 2021 reflecting the effects of product mix changes and inflationary headwinds due to labor and materials cost increases on long term contracts, partially offset by increased business volume. We continue to experience the effects of increased turnover that began during Covid, which increases our labor costs while also impacting productivity as we work to train new employees. Gross margin for MtronPTI declined to 32.4% for the three months ended September 30, 2022 from 35.4% for the three months ended September 30, 2021.

Operating Income (Loss)

The Company reported operating income of $121,000 for the three months ended September 30, 2022, compared to an operating loss of $746,000 for the three months ended September 30, 2021. As previously discussed, the increase reflects higher revenue with lower margins partly offset by inflationary pressures, and negatively impacted by $61,000 of increased stock compensation expense and the prior year quarter donation of IRNT shares totaling $1,318,000, which was included within engineering, selling and administrative costs and $232,000 of Spin-Off costs.

Gain (Loss) on Equity Investment in Unconsolidated Subsidiary

The decrease is solely attributable to the impact of the IronNet Business Combination and subsequent Sponsor distribution of IRNT securities recognized during the three months ended September 30, 2021. During the three months ended September 30, 2021 the Company recognized a gain on equity investment in unconsolidated subsidiary of $60,205,000. The fair value of IRNT securities determined at the date of distribution represents the basis of these securities in determining realized and unrealized (losses) and gains.

Investment (Loss) Income

The Company reported $2,121,000 of investment loss during the three months ended September 30, 2022 compared to investment loss of $18,867,000 during the three months ended September 30, 2021. The loss during the three months ended September 30, 2022 was related to a $1,947,000 net loss (realized and unrealized) related to IRNT securities and to unrealized losses on the Company’s non-IRNT investment portfolio of $174,000. The loss during the three months ended September 30, 2021 was attributable to the change in fair value of IRNT security holdings of ($19,779,000) from the date of Sponsor distribution through the end of the third quarter, offset partially by the $940,000 gain from derivative transactions related to IRNT. Investment gains and losses have caused and are expected to continue to cause significant volatility in our earnings, particularly with respect to our IronNet securities.

Other Expense, Net

Other expense, net was $13,000 for the three months ended September 30, 2022, compared to other income of $240,000 for the three months ended September 30, 2021 which decreased primarily related to the $258,000 realized gain from IRNT shares donated during the three months ended September 30, 2021.

Income Tax (Benefit) Expense

We recorded a tax benefit of $503,000 and expense of $9,049,000 for the three months ended September 30, 2022 and 2021, respectively. The substantially higher tax expense was driven by the increased income from our Sponsor investment as a result of the IronNet Business Combination, partially offset by unrealized losses in IRNT stock held by the Company. The (benefit) expense is based on an estimated annual effective tax rate across the jurisdictions in which we operate.

Net Loss (Income)

Net loss was $1,459,000 compared to net income of $31,780,000 for the three months ended September 30, 2021. The decrease was from the gain from our Sponsor investment as a result of the IronNet Business Combination during the three months ended September 30, 2021, partially offset by unrealized losses in IRNT stock through September 30, 2021. The increase in net loss was primarily from the previously discussed investment loss offset by business operations described above. Diluted net (loss) income per share for the three months ended September 30, 2022 and 2021 was $(0.27) and $5.97, respectively.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

Consolidated Revenues and Gross Margin

Total revenues were $24,303,000 for the nine months ended September 30, 2022, or 16.2% above revenues of $20,919,000 for the nine months ended September 30, 2021. The revenue increase reflects the recovering avionics market and strong defense product shipments. Revenues included $23,172,000 for MtronPTI for the nine months ended September 30, 2022 versus $19,834,000 for the nine months ended September 30, 2021. Revenues for PTF were $1,131,000 for the nine months ended September 30, 2022 versus $1,085,000 for the nine months ended September 30, 2021.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales as a percentage of revenues, decreased to 35.8% for the nine months ended September 30, 2022 from 36.3% for the nine months ended September 30, 2021 reflecting the effects of product mix changes and inflationary headwinds due to labor and materials cost increases on long term contracts, partially offset by increased business volume. Gross margin for MtronPTI increased to 35.6% for the nine months ended September 30, 2022 from 35.3% for the nine months ended September 30, 2021.

Operating Income (Loss)

The Company reported operating income of $466,000 for the nine months ended September 30, 2022 compared to an operating loss of $190,000 for the nine months ended September 30, 2021. The increase reflects higher revenue with lower margins partly offset by inflationary pressures, $575,000 of Spin-Off costs in the first nine months of 2022 and increased stock compensation expense of $267,000.

Gain on Equity Investment in Unconsolidated Subsidiary

The Company recognized a gain on equity investment in unconsolidated subsidiary of $59,453,000 for the nine months ended September 30, 2021. As more fully described above, the substantial increase reflects the impact of the IronNet Business Combination. Subsequent to the September 14, 2021 Sponsor distribution, the Company’s investment in the Sponsor is immaterial and the IRNT securities have been classified as marketable securities with the change in fair value from the date of distribution reported as investment income or loss on marketable securities.

Investment (Loss) Income

The Company reported $4,449,000 of investment loss compared to $18,665,000 during the nine months ended September 30, 2021. The investment loss for the nine months ended September 30, 2022 was primarily related to IRNT related investment losses of $3,788,000 (realized and unrealized) and unrealized investment losses of $661,000 from the remainder of the portfolio. Investment gains and losses have caused and are expected to continue to cause significant volatility in our earnings, particularly with respect to our IronNet securities. During the nine months ended September 30, 2021, unrealized loss on marketable securities was ($18,665,000), including the loss of ($19,779,000) from the change in fair value of IRNT security holdings from the date of Sponsor distribution through the end of the third quarter, and the $940,000 gain from derivative transactions related to IRNT securities and an unrealized gain of $174,000.

Other (Expense) Income, Net

Other (expense) income, net was expense of $37,000 compared to income of $280,000 for the nine months ended September 30, 2021 which decreased primarily related to the $258,000 realized gain from IRNT shares donated during the nine months ended September 30, 2021 and the remainder primarily reflects the impact of unfavorable currency changes.

Income Tax (Benefit) Expense

We recorded a tax benefit of $881,000 and expense of $9,080,000 for the nine months ended September 30, 2022 and 2021, respectively. The (benefit) expense is based on an estimated annual effective tax rate across the jurisdictions in which we operate.

Net (Loss) Income

Net loss was $3,088,000, compared to income of $31,789,000 for the nine months ended September 30, 2021. The decrease was primarily from the previously discussed investment gain offset by one-time Spin-Off costs. Diluted net (loss) income per share for the nine months ended September 30, 2022 and 2021 was $(0.58) and $5.96, respectively.

Liquidity and Capital Resources

As of September 30, 2022 and December 31, 2021, cash and cash equivalents were $22,291,000 and $29,016,000, respectively. For the nine months ended September 30, 2022, the Company utilized $5,352,000 for investment activities related to marketable securities, including $7,013,000 for purchases of securities offset by security sales of $1,661,000.

Cash (used in) provided by operating activities for the nine months ended September 30, 2022 and 2021 was $831,000 used in and $227,000, provided by operating activities, respectively. The $1,058,000 decrease was primarily from reduced income taxes payable due to timing of payments, higher inventory levels in support of business growth as well as advanced procurement of certain inventory components to address supply chain issues, an increase in accounts receivable, offset by reduced prepaid balances.

Cash used in investing activities for the nine months ended September 30, 2022 and 2021 was $6,015,000 and $2,996,000, respectively. The $3,019,000 increase reflects the purchase of $7,013,000 of marketable securities offset by the sale of IRNT shares and related derivatives of $1,661,000 during the nine months ended September 30, 2022. Capital expenditures of $663,000 during the nine months ended September 30, 2022 were for investment in production equipment to improve cost and efficiency, in line with the prior year capital expenditures of $759,000.

Cash provided by financing activities of $121,000 for the nine months ended September 30, 2022 attributable to $191,000 for the exercise of stock options, offset by $50,000 as the result of vested restricted shares being withheld to pay the related payroll taxes and $20,000 for prepaid financing costs.

As of September 30, 2022, our consolidated working capital was $47,652,000 compared to $51,410,000 as of December 31, 2021. As of September 30, 2022, we had current assets of $52,784,000, current liabilities of $5,132,000 and a ratio of current assets to current liabilities of 10.29 to 1.00. As of December 31, 2021, we had current assets of $55,836,000, current liabilities of $4,426,000 and a ratio of current assets to current liabilities of 12.62 to 1.00. Management continues to focus on efficiently managing working capital requirements to match operating activity levels and will seek to deploy the Company’s working capital where it will generate the greatest returns.

Total inventory was $7,584,000 at September 30, 2022 versus $5,492,000 at December 31, 2021. Inventory held by MtronPTI was $7,298,000 at September 30, 2022 and $5,221,000 at December 31, 2021. Inventory held by PTF was $286,000 at September 30, 2022 and $271,000 at December 31, 2021. Higher inventory levels are in support of business growth as well as advanced procurement of certain inventory components to address current supply chain issues.

The Company’s MtronPTI subsidiary has a loan agreement for a revolving line of credit with Fifth Third Bank N.A. for up to $5,000,000 bearing interest at the Secured Overnight Financing Rate (SOFR) one-month rate plus 2.25%, with a SOFR floor of 0.00%. The loan agreement has a maturity date of June 15, 2025 and contains certain financial covenants based on the following criteria: (a) Minimum Fixed Charge Coverage Ratio; (b) Minimum Current Ratio; and (c) Minimum Tangible Net Worth (each as defined in the loan agreement). Borrowings under the loan agreement are secured by all of the property of two of the Company’s subsidiaries, M-tron Industries, Inc. and Piezo Technology, Inc. At September 30, 2022, the Company had no borrowings outstanding under its revolving line of credit with Fifth Third Bank.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2022 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2022, were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.Legal Proceedings.

In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or our subsidiaries are a party or to which our properties are subject.

Item 1A.Risk Factors.

The following information supplements the risk factors described in “Item 1A: Risk Factors” in our 2021 Annual Report on Form 10-K and should be read in conjunction with the risk factors described in the 2021 Annual Report on Form 10-K. We wish to caution the reader that the risk factors discussed in “Item 1A: Risk Factors” in our 2021 Annual Report on Form 10-K and those described in this report or other SEC filings could cause actual results to differ materially from those stated in any forward-looking statements.

Our recently completed spin-off of the MtronPTI business and related operations could negatively impact our business and adversely affect our financial position and results of operations.

On October 7, 2022, we completed the spin-off of our MtronPTI business. The spin-off poses risks and challenges that could negatively impact our business. The spin-off may dilute our earnings per share, have other adverse financial and accounting impacts and distract management. Further, we may not receive tax-free treatment for U.S. federal income tax purposes. The resolution of these contingencies may have a material effect on our financial position and results of operations. Uncertainty about the effect of the spin-off of the MtronPTI business on employees, customers and vendors may have an adverse effect on us. These uncertainties could cause customers, vendors and others that deal with us to defer or decline entering into contracts with us or seek to change existing business relationships with us.

In addition, we may not be able to achieve the full strategic and financial benefits that are expected to result from the spin-off and the anticipated benefits of the spin-off are based on a number of assumptions, some of which may prove incorrect. For example, there is risk that as smaller, independent companies, the companies resulting from the spin-off will be less diversified with a narrower business focus and may be more vulnerable to changing market conditions as well as the risk of takeover by third parties. There may be a loss of synergies from separating the businesses that could negatively impact the balance sheet, profit margins or earnings of both businesses. Lastly, there is risk that that the combined value of the common stock of the two publicly-traded companies will not be equal to or greater than the value of the Company’s common stock had the spin-off not occurred.

Item 5.Other Information.

THE LGL GROUP, INC.

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION FOR THE COMPANY

On August 3, 2022, the Board of Directors of The LGL Group, Inc. (the “Company”) approved the spin-off of the Mtron business into an independent, publicly traded company (the “Spin-Off”) by means of a distribution of 100% of the outstanding common stock of M-tron Industries, Inc. (“MtronPTI”), on a pro rata basis, to the Company’s existing shareholders. The Company effected this through an intended tax-free Spin-Off of MtronPTI to LGL’s shareholders. The distribution of MtronPTI shares was completed at 12:01 am on October 7, 2022, with LGL shareholders receiving one-half share of MtronPTI common stock for every share of LGL common stock held at the close of business on the record date of September 30, 2022 (the “Distribution”). MtronPTI common stock trades on the NYSE American under the symbol “MPTI.” Following the Spin-Off, the Company retains no ownership interest in MtronPTI.

The following unaudited pro forma consolidated statements of income (loss) for the nine months ended September 30, 2022 and the fiscal year ended December 31, 2021 reflect the results of operations as if the Distribution had occurred on January 1, 2021.  The unaudited pro forma consolidated balance sheet as of September 30, 2022 assumes that the Distribution occurred as of September 30, 2022. The unaudited pro forma consolidated financial information should be read together with the Company’s historical consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in its annual report on Form 10-K for the fiscal year ended December 31, 2021, and in its quarterly report on Form 10-Q for the nine months ended September 30, 2022.

The unaudited pro forma consolidated financial statements are for illustrative and informational purposes only and are not intended to represent what the Company’s results of operations or financial position would have been had the Spin-Off and related transactions occurred on the dates assumed. In addition, the unaudited pro forma consolidated financial statements also should not be considered indicative of the Company’s future results of operations or financial position following the Spin-Off.

The “Historical LGL (as reported)” column in the unaudited pro forma consolidated financial statements reflects the Company’s historical consolidated financial statements for the periods presented and does not reflect any adjustments related to the Spin-Off and related transactions.

The information in the “Discontinued Operations” column in the unaudited pro forma consolidated statements of income (loss) was derived from the Company’s consolidated financial statements and related accounting records for the nine months ended September 30, 2022 and the fiscal year ended December 31, 2021, and reflects the operating results of MtronPTI. The Company has historically provided many corporate functions on MtronPTI’s behalf, including executive services, tax, accounting, public and investor relations, general management, and has shared information technology systems, corporate governance activities, and centrally managed employee benefit arrangements. The expense allocation is based on the allocation methodology used to prepare the carve-out financial statements of MtronPTI included in the Information Statement included as Exhibit 99.1 to MtronPTI’s Registration Statement on Form 10, as amended on August 19, 2022 (the “Information Statement”) and is considered to be a reasonable estimate of the costs of services provided to MtronPTI by the Company during the periods presented. However, the allocation may not reflect the Company’s actual expenses following the Spin-Off or the actual costs to be incurred by MtronPTI following the Spin-Off, which may be impacted by multiple factors, including the organizational structure and strategic direction of these companies in the future. The information in the “Discontinued Operations” column in the unaudited pro forma consolidated balance sheet was derived from the Company’s consolidated financial statements and the related accounting records as of September 30, 2022, adjusted to include the assets and liabilities of MtronPTI pursuant to the Amended Separation and Distribution agreement. Discontinued Operations does not reflect what MtronPTI’s results of operations would have been on a stand-alone basis and are not necessarily indicative of future results of operations. Beginning in the fourth quarter of fiscal 2022, MtronPTI’s historical financial results for periods prior to the Distribution will be reflected in the Company’s consolidated financial statements as discontinued operations.

The information in the “Pro Forma Adjustments” column in the unaudited pro forma consolidated financial statements was based on available information and assumptions that the Company’s management believes are reasonable, that reflect the impacts of events directly attributable to the Spin-Off and related transactions that are factually supportable, and for purposes of the consolidated statements of income (loss), are not expected to have a continuing impact on the Company. The pro forma adjustments do not reflect future events that may occur after the Spin-Off, including potential selling, general and administrative dis-synergies and the expected charges, the expected realization of any cost savings and other synergies in connection with the Spin-Off.

The “Pro Forma LGL” column is not necessarily indicative of future results nor does it reflect what the Company’s financial position and results of operations would have been as an independent public company during the periods presented.

Costs directly related to the Spin-Off prior to its completion have been and will be borne by the Company. Accordingly, these costs are reflected in the Company’s pro forma statement of operations below, and included within the pro forma adjustments on the income statements.

THE LGL GROUP, INC.
UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2022
(In thousands, except per share amounts)

	Historical LGL (as reported)	Discontinued Operations (A)	Pro Forma Adjustments		Pro Forma LGL
REVENUES	$24,303	$(23,172)	$—		$1,131
Costs and expenses:
Manufacturing cost of sales	15,591	(14,919)	—		672
Engineering, selling and administrative	8,246	(6,206)	(575)	(B)	1,465
OPERATING INCOME (LOSS)	466	(2,047)	575		(1,006)
Other income (expense):
Interest income, net	51	6	—		57
Investment loss	(4,449)	—	—		(4,449)
Other (expense) income, net	(37)	41	—		4
Total other (expense) income, net	(4,435)	47	—		(4,388)
(LOSS) INCOME BEFORE INCOME TAXES	(3,969)	(2,000)	575		(5,394)
Income tax (provision) benefit	(881)	(392)	123	(C)	(1,150)
NET LOSS (INCOME)	$(3,088)	$(1,608)	$452		$(4,244)
Basic per share information:
Weighted average number of shares used in basic earnings per share calculation	5,334,774	5,334,774	5,334,774		5,334,774
Basic net loss (income) per share	$(0.58)	$(0.30)	$0.08		$(0.80)
Diluted per share information:
Weighted average number of shares used in diluted earnings per share calculation	5,334,774	5,334,774	5,334,774		5,334,774
Diluted net loss (income) per share	$(0.58)	$(0.30)	$0.08		$(0.80)

THE LGL GROUP, INC.
UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF INCOME
YEAR ENDED DECEMBER 31, 2021
(In thousands, except per share amounts)

	Historical LGL (as reported)	Discontinued Operations (A)	Pro Forma Adjustments		Pro Forma LGL
REVENUES	$28,140	$(26,694)	$—		$1,446
Costs and expenses:
Manufacturing cost of sales	18,069	(17,358)	—		711
Engineering, selling and administrative	10,857	(7,222)	(201)	(B)	3,434
OPERATING LOSS	(786)	(2,114)	201		(2,699)
Other (expense) income:
Interest (expense) income, net	(11)	12	—		1
Gain on equity investment in unconsolidated subsidiary	59,453	—	—		59,453
Realized loss on marketable securities	(16,962)	—	—		(16,962)
Unrealized loss on marketable securities	(22,949)	—	—		(22,949)
Other income, net	11	(11)	—		—
Total other income, net	19,542	1	—		19,543
INCOME (LOSS) BEFORE INCOME TAXES	18,756	(2,113)	201		16,844
Income tax provision (benefit)	4,118	(531)	43	(C)	3,630
NET INCOME (LOSS)	$14,638	$(1,582)	$158		$13,214
Basic per share information:
Weighted average number of shares used in basic earnings per share calculation	5,275,374	5,275,374	5,275,374		5,275,374
Basic net income (loss) per share	$2.77	$(0.30)	$0.03		$2.50
Diluted per share information:
Weighted average number of shares used in diluted earnings per share calculation	5,334,087	5,334,087	5,334,087		5,334,087
Diluted net income (loss) per share	$2.74	$(0.30)	$0.03		$2.48

THE LGL GROUP, INC.
UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2022
(In thousands, except par value amounts)

	Historical LGL (as reported)	Discontinued Operations (A)	Pro Forma Adjustments		Pro Forma LGL
ASSETS
Current Assets:
Cash and cash equivalents	$22,291	$(806)	$(194)	(D)	$21,291
Marketable securities	17,070	—	—		17,070
Accounts receivable, net of allowance of $208	5,622	(5,336)	—		286
Inventories, net	7,584	(7,298)	—		286
Prepaid expenses and other current assets	217	(142)	—		75
Total Current Assets	52,784	(13,582)	(194)		39,008
Property, Plant and Equipment
Land	536	(536)	—		—
Buildings and improvements	4,877	(4,877)	—		—
Machinery and equipment	19,470	(18,831)	—		639
Gross property, plant and equipment	24,883	(24,244)	—		639
Less: accumulated depreciation	(21,323)	20,685	—		(638)
Net property, plant and equipment	3,560	(3,559)	—		1
Right-of-use lease asset	290	(160)	—		130
Intangible assets, net	196	(112)	—		84
Deferred income tax asset	1,056	(29)	—		1,027
Other assets	18	(18)	—		—
Total Assets	$57,904	$(17,460)	$(194)		$40,250
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,034	$(2,975)	$—		$59
Accrued compensation and commissions expense	1,557	(1,267)	—		290
Income taxes payable	76	(76)	—		—
Other accrued expenses and liabilities	465	(405)	—		60
Total Current Liabilities	5,132	(4,723)	—		409
Loan payable to affiliate	—	—	—		—
Deferred income tax liability	—	—	—		—
Other liabilities	593	(91)	—		502
Total Liabilities	5,725	(4,814)	—		911
Contingencies (Note O)
Stockholders' Equity
Common stock, $0.01 par value - 30,000,000 shares authorized; 5,487,054 common shares issued and 5,349,187 shares outstanding at September 30, 2022	53	—	—		53
Additional paid-in capital	46,341	(5,978)	—		40,363
Retained earnings (accumulated deficit)	6,365	(6,668)	(194)	(E)	(497)
Treasury stock, 81,584 shares held in treasury at cost at September 30, 2022	(580)	—	—		(580)
Total Stockholders' Equity	52,179	(12,646)	(194)		39,339
Total Liabilities and Stockholders' Equity	$57,904	$(17,460)	$(194)		$40,250

THE LGL GROUP, INC.

NOTES TO UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

The unaudited pro forma consolidated statements of income (loss) for the nine months ended September 30, 2022 and the year ended December 31, 2021, and the unaudited pro forma consolidated balance sheet as of September 30, 2022 includes the following adjustments:

(A)	Reflects the discontinued operations of MtronPTI, including the associated assets, liabilities, equity and results of operations, that are directly related to the Spin-Off.

(B)	Reflects one-time non-recurring costs related directly to the Spin-Off that were recorded in the historical numbers for LGL.

(C)	Reflects the tax impact of pro forma adjustments.

(D)

Reflects the calculated cash distribution from the Company to MtronPTI in connection with the Spin-Off which was completed on October 7, 2022. As of the date of the Spin-Off, MtronPTI had a cash balance of approximately $1.0 million.

(E)	Reflects the impact to the Company’s shareholders’ equity from the pro forma adjustment described in note (B).

Item 6.Exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 (and are numbered in accordance with Item 601 of Regulation S-K):

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

THE LGL GROUP, INC.
Date: November 14, 2022	By:	/s/ Mike J. Ferrantino
Mike J. Ferrantino
President and Chief Executive Officer (Principal Executive Officer)
Date: November 14, 2022	By:	/s/ James W. Tivy
James W. Tivy
Chief Accounting Officer (Principal Financial Officer)