Form 10-K
period 2022-12-31
LGL GROUP INC
filed 2023-04-17
CIK 61004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

Yes ☒    No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant, based upon the $12.98 per share closing price of the registrant's common stock on June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was $42,656,200. Solely for the purpose of this calculation, shares held by directors and executive officers of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

The number of outstanding shares of the registrant's common stock was 5,352,937 as of March 31, 2023.

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

Item 1.Business.

General

The LGL Group, Inc. (the "Company," "LGL," "we," "us," or "our") is a holding company engaged in services, investment and manufacturing business activities. Since 1985, the Company has acquired 32 businesses, sold 11, and spun off 3, culminating this year with the spin-off of M-tron Industries, Inc. The Company was incorporated in 1928 under the laws of the State of Indiana, and in 2007, the Company was reincorporated under the laws of the State of Delaware as The LGL Group, Inc. We maintain our executive offices at 2525 Shader Road, Orlando, Florida 32804. Our telephone number is (407) 298-2000. Our Internet address is www.lglgroup.com. Our common stock and warrants are traded on the NYSE American (“NYSE”) under the symbols "LGL" and “LGL WS”, respectively.

LGL’s business strategy is primarily focused on growth through expanding new and existing operations across diversified industries. The LGL Group Inc.'s engineering and design origins date back to the early part of the last century. In 1917, Lynch Glass Machinery Company, the predecessor of LGL, was formed, and emerged in the late twenties as a successful manufacturer of glass-forming machinery. The company was then renamed Lynch Corporation and was incorporated in 1928 under the laws of the State of Indiana. In 1946, Lynch was listed on the “New York Curb Exchange,” the predecessor to the NYSE American. The company has had a long history of owning and operating various businesses in the precision engineering, manufacturing and services sectors.

Manufacturing Business

We operate our manufacturing business currently through our subsidiary, Precise Time and Frequency, LLC ("PTF"), a globally-positioned producer of industrial Electronic Instruments and commercial products and services. Founded in 2002, PTF operates from our design and manufacturing facility in Wakefield, Massachusetts. In addition, we operated an Electronic Components segment, M-tron Industries, Inc. (“MtronPTI”), until its Spin-off to all shareholders on October 7, 2022 when Mtron became an independent, publicly traded company trading on the NYSE American under the stock symbol ”MPTI”. The Separation was achieved through LGL’s distribution (the “Distribution”) of 100% of the shares of MtronPTI's common stock to holders of LGL's common stock as of the close of business on the record date of September 30, 2022. LGL's stockholders of record received one-half share of MtronPTI's common stock for every share of LGL's common stock For more information regarding the Spin-off of MtronPTI, please see Note A – Basis of Presentation Transactions to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Report.

PTF is our sole wholly owned manufacturing operation following the Spin-off of MtronPTI, PTF is focused on the design and manufacture of high-performance Frequency and Time reference standards that form the basis for timing and synchronization in various applications including satellite communication, time transfer systems, network synchronization, electricity distribution and metrology. PTF offers customers frequency reference and time standard synchronization solutions tailored to meeting performance requirements. PTF is housed in a well-equipped, modern, facility and staffed by a highly dedicated and experienced team of time and frequency professionals. Although the company offers a wide range of standard instruments and options, new requirements are enthusiastically embraced, resulting in an ever expanding capability. Products include NTP Servers, broadband amplifiers, RF distribution, 1PPS distribution, and fiber optic distribution. PTF has developed a comprehensive portfolio of time and frequency instrumentation including frequency standards, time standards, and time code generators, complemented by a wide range of ancillary products such as RF distribution amplifiers, Digital distribution amplifiers, Time Code distribution amplifiers, and redundancy switches. Thousands of instruments have been delivered to a broad range of applications worldwide, from simple network time servers to synchronize local computers and instruments, to fully redundant and highly sophisticated Satellite Communications and Broadcast systems. Military applications include synchronization of mobile Satcom terminals, high performance sources for calibration, a unique SAASM solution, and test equipment providing the ultimate in frequency stability and phase noise performance.

Investment Business

Our Investment business is comprised of various private investment funds (“Investment Funds”) in which we have shareholding, or partner interests, and through which we invest our proprietary capital. As shareholder or partner, LGL will provide advisory and certain administrative and back-office services to such Investment Funds but will not provide such services to any other entities, individuals or accounts. To the extent possible, interests in the Investment Funds are generally not offered to outside investors.

The LGL investment business is comprised of various investment vehicles in which LGL is either shareholder, partner, or has general partner interests, and through which LGL invests its capital. The Company seeks to invest available cash and cash equivalents in liquid investments with a view to enhancing returns as we continue to assess further acquisitions of, or investments in, operating businesses broadly. LGL may provide consulting, advisory, and certain administrative and back-office services to the investment vehicles in which LGL is invested. LGL core strengths include identifying and acquiring undervalued assets and businesses, often through the purchase of securities, increasing value through management, financial or other operational changes, and managing complex legal, regulatory or financial issues, which may include technical, engineering, environmental, zoning, permitting and licensing issues among others.

As of December 31, 2022, LGL had investments (currently classified as Cash and Cash Equivalents and Marketable securities) with a fair value of approximately $38.1 million. The Company accounts for its Marketable securities under ASC 321 and as such, its Marketable securities are reported at fair value on its consolidated balance sheets.

Business Strategy

Across all of our businesses, our success is based on a simple formula: we seek to find undervalued companies in the Graham & Dodd tradition, a methodology for valuing companies that primarily looks for deeply depressed prices. Today, we are a diversified holding company owning subsidiaries engaged in manufacturing and investments. Several of our operating businesses started out as investment positions in debt or equity securities, held directly by us. Those positions ultimately resulted in control or complete ownership of the target company. For example, in 2004, we acquired a controlling interest in PTI which started out as an investment position and ultimately became an operating subsidiary before the Spin-off. The acquisition of PTI, like our other operating subsidiaries, reflects our opportunistic approach to value creation, through which returns may be obtained by, among other things, promoting change through minority positions at targeted companies in our Investment segment or by acquiring control of those target companies that we believe we could run more profitably ourselves.

In appropriate circumstances, we or our subsidiaries may become the buyer of target companies, adding them to our portfolio of operating subsidiaries, thereby expanding our operations through such opportunistic acquisitions.

It is our belief that our strategy will continue to produce strong results into the future.

Our manufacturing business, PTF, employs a market-based approach of designing and offering new products to our customers through both organic research and development, and through strategic partnerships, joint ventures, acquisitions or mergers. We seek to leverage our core strength as an engineering leader to expand client access, add new capabilities and continue to diversify our product offerings. Our focus is on investments that will differentiate us, broaden our portfolio and lead toward higher levels of integration organically and through joint venture, merger and acquisition opportunities. We believe that successful execution of this strategy will lead to a transformation of our product portfolio towards multi-component integrated offerings, longer product life cycles, better margins and improved competitive position.

A key driver of value is the direct investing business which utilizes various structures and vehicles to build shareholder value, including certain Special Purpose Vehicles which may be syndicated for investment, and involve certain fee generating activities. The company could act as the financial and management sponsor, raise capital from external nonaffiliated investors, and may receive management fees and success-based incentives in accordance with market practice.

This direct investment effort includes the development of various vehicles of designed to leverage the Company’s broad investment network. LGL Systems Acquisition Holding Company, LLC, a partially owned subsidiary of the Company, serves as the sponsor (the “SponsorCo”) of certain direct investing efforts. SponsorCo’s first vehicle, LGL Systems Acquisition Corp., was a special purpose acquisition company, commonly referred to as a “SPAC” or blank check company, formed for the purpose of effecting a business combination in the aerospace, defense and communications industries (the “SPAC”). This SPAC was a publicly traded company on the NYSE American under the ticker symbol “DFNS.” The Company invested $3.35 million for its partial ownership in the Sponsor, holding 20% of the total common shares (Class A and Class B) in the SPAC along with 5,200,000 private warrants. The SponsorCo and any related activity was accounted for under the equity method of accounting in the Company’s financial statements. The Company through SponsorCo offered a SPAC related franchise to investors and formed LGL Systems Acquisition Corp II and LGL Systems Acquisition Corp III with the purpose of enhancing the Company’s investment business through acquisitions. The Company and several of its management and directors are, or have been, partners in SponsorCo. SponsorCo’s activities include broad investments and acquisitions, the development of additional special purpose vehicles or funds to serve as the base for the growth of the investment business.

An anthology of the Company’s activities underscores the path ahead.

LGL history of Investments and reorganization

•

Lynch Glass Machinery Company, predecessor of Lynch Corporation, was organized in 1917. The Company emerged in the late twenties as a successful manufacturer of glass-forming machinery. In 1928, Lynch Corporation was incorporated in the State of Indiana

•	In 1946, Lynch was listed on the “New York Curb Exchange” the predecessor to the American Stock Exchange.
•	In 1964, Curtiss-Wright Corporation purchased a controlling interest in Lynch.
•	In 1976, M-tron Industries, Inc., a manufacturer of quartz crystals was acquired.
•	In 1985, companies affiliated with Gabelli Funds, Inc. acquired a majority interest in Lynch’s Common Stock, including the entire interest of Curtiss-Wright Corporation.
•	In July 1986, Lynch issued $23 million of 8% Convertible Subordinated Debentures as the first step in an acquisition program designed to broaden Lynch’s business base.
•

In 1987, Lynch expanded the scope of its operations into the financial services and entertainment industries with the start-up of Lynch Capital Corporation, a securities broker dealer, and Lynch Entertainment Corporation, a joint venture partner with a 20% interest in WHBF-TV, the CBS television network affiliate in Rock Island, Illinois. Later in the year, the Company acquired Tremont Partners, Inc., a Connecticut-based investment management-consulting firm. In December, Lynch added to its manufacturing sector with the acquisition of an 83% interest in Safety Railway Service Corporation.

•	In 1988, Lynch entered the service sector with the acquisition of Morgan Drive Away.
•	1989 was highlighted by Lynch’s entry into the telecommunications industry with the acquisition of Western New Mexico Telephone Company.

•

Lynch’s second telecommunications acquisition, Inter-Community Telephone Company of Nome, North Dakota, was completed in April 1991, followed in October of that year with the acquisitions of Cuba City Telephone Exchange Company and Belmont Telephone Company.

•

During 1992, Lynch acquired Bretton Woods Telephone Company of New Hampshire; and completed a rights offering to its shareholders, which resulted in the Tremont investment advisory firm becoming a publicly traded company.

•

1993 saw the launching of The Morgan Group, Inc., as a public company with an initial public offering of 1.1 million Class A Common Shares. Lynch also acquired J.B.N. Telephone Company in Kansas from GTE Corporation.

•

1994 saw the rebirth of Safety Railway Service Corporation into Spinnaker Industries • In 1995 in multimedia, we partnered with CLR Video, a cable operator in Kansas, bought 340 telephone lines from Sprint and commercialized DirectTV.

•

In 1996 on the telephony front, we consummated the affiliation with the Maytum family and Dunkirk & Fredonia and completed the purchase of 1,400 lines from U.S. West. Morgan closed on Transit Homes of America, Inc. We organized and bid on Personal Communications Services licenses in the so-called “C” block and “F” block auctions.

•	In 1997, acquired Upper Peninsula Telephone Company. Spun-off East/West Communications, Inc., a F-Block PCS licensee with 20 million “POPs.”
•	In 1999, Lynch acquired Central Scott Telephone Company, a 6,000 ILEC in Iowa, an area where we would like to grow significantly. This became part of the Lynch Interactive spin-off (see below).
•	In 1999, Spinnaker refocused its efforts in the adhesive-backed paper industry and sold its industrial tape operations, also significantly deleveraging itself.
•

On September 1, 1999, Lynch Interactive Corporation was born via a tax-free spin-off from Lynch Corporation. Interactive consists of Lynch Corporation’s cable, telecommunications, PCS and broad casting operations as well as The Morgan Group, Inc.

•	In the latter part of 1999, and early 2000, Spinnaker continued deleveraging by buying back a significant amount of its senior debt at a gain.
•	In 2000 MTron Industries was preparing for an IPO, but was held back due to changing stock market conditions.
•	In 2001 Company spins off The Morgan Group and Tremont Advisors to shareholders. Tremont later acquired by Oppenheimer.
•

In 2002 company sells remaining stake in Spinnaker Industries. M-tron Industries purchases assets of Champion Technologies (formerly Motorola), expanding their product line to include VCXO, TCXO and timing solutions.

•

In 2004 Venator Merchant Fund LLC., funds affiliated with Marc Gabelli the LGL Chairman, financed the acquisition of Piezo Technologies PTI, based in Orlando FL, to re-direct M-tron Industries strategic direction. This acquisition set the stage for the development of the company’s orientation toward avionics, space, and defense industries.

•	In 2007 the business assets of Lynch Systems were sold.
•	In 2008 the company develops and expands its Delhi India facilities.
•	In 2014 assets of Trilithic are acquired.
•	In 2016 establishes PTF, by acquiring the assets of Precise Time and Frequency, Inc.
•	In 2019 the LGL direct investing segment started.
•	In 2021 the LGL SPAC completes its business combination.
•	In 2022 M-tron Industries is spun off.

Business Description

As a diversified holding company, we believe that the cash flow and asset coverage from our operating subsidiaries will allow us to maintain a strong balance sheet and ample liquidity over time. We seek to invest available cash and cash equivalents and marketable securities in liquid investments with a view to enhancing returns as we continue to assess further acquisitions of, or investments in, operating businesses. As of December 31, 2022, we had cash and cash equivalents and marketable securities with a fair market value of approximately $38.1 million.

The LGL approach is to establish long term partnerships utilizing the resources of our organization to facilitate a full cycle of advice and investment to augment investments in conjunction with broader capital syndication. This approach allows for LGL to be creative and nimble with no pre-determined exit time table. We focus on businesses with existing growth potential which through helping improve their capabilities, teaming up portfolio companies for strategic expansions and transforming the businesses through merger and acquisition opportunities.

The Company’s objective is to deliver long-term investment growth to our shareholders, maximizing shareholder value. This includes developing businesses and positioning them as independent entities to enhance shareholder value and alignment.

With the exception of our Investment business, our operating segment(s) have and currently comprise independently operated business(es) that we have obtained a controlling interest in through execution of our business strategy. Our Investment business derives revenues from gains and losses from investment transactions. Our operating segments derive revenues principally from net sales of various products.

Electronic Instruments Segment

Overview of PTF

PTF designs, manufactures, and markets for sale time and frequency instruments. The industries PTF serves include computer networking, satellite ground stations, electric utilities, broadcasting, telecommunication systems, and metrology. PTF was originally founded in 2002 and its assets were acquired by LGL in September 2016 through a business acquisition, reinforcing our position as a broad-based supplier of highly engineered products for the generation of time and frequency references for synchronization and control. Since its inception, PTF has developed a comprehensive portfolio of time and frequency instruments complemented by a wide range of ancillary products such as distribution amplifiers and redundancy auto switches.

PTF Products

PTF's products range from simple, low-cost time and frequency solutions to premium products designed to deliver maximum performance for the most demanding applications. PTF's products include Frequency and Time Reference Standards, RF, digital, and optical time code distribution amplifiers, redundancy auto switches and NTP servers, all of which are used in a wide range of applications worldwide.

PTF's Frequency and Time Reference Standards include quartz Frequency Standards, GPS/GNS Frequency and Time Standards and rubidium atomic Frequency Standards. The de facto standard for many highly demanding applications, such as satellite communications, is PTF's range of GPS/GNS disciplined quartz frequency and time standards. The MtronPTI high-quality quartz oscillators utilized within the PTF instruments deliver outstanding phase noise and short-term stability performance for applications where low noise is paramount. This outstanding short-term performance, coupled with the long-term stability and accuracy of the external GNS reference signals, which can be from GPS, Galileo, Glonass or QZSS, provides the user excellent all-around performance that is highly cost-effective.

When two or more computers are involved, accurate time keeping is a challenge especially when the computers are in different locations. PTF's range of GNS Time and Frequency References and Network Time Servers deliver a high level of performance that allows customers to synchronize to Universal Time Coordinated (UTC), in several cost-effective forms to meet a multitude of time and frequency reference requirements. Applications range from low phase noise, highly stable and accurate system frequency references for Sat-Com and Digital Broadcasting applications, to computer networks, shipboard time code references and e-commerce time stamping applications. With respect to Universal Coordinated Time, the Company has developed long-term real time synchronization capability of less than 10 nanoseconds of which to date multiple systems have been delivered.

PTF's portfolio of distribution amplifiers covers multiple signal types including HF, RF, digital, time code, optical, and custom configured units. The distribution range is designed to complement the high quality of the frequency and time references and provide the most effective cost/performance solution for the application, including options for full remote monitoring/control (including RF analog signal monitoring) and optional level control.

The distribution product range includes standard units with either 12 or 16 channels together with more flexible units that allow the user to define specific configurations including different types of input/output signals combined into a convenient 1U or 2U package with up to 36 output channels.

PTF's series of redundancy auto switches range from simple level detection to highly sophisticated sensing capability, extremely fast switching options and full Ethernet connectivity, to provide remote monitoring/control, and including integration with SNMP management systems. The most recent model includes multi-channel input capability as well as the ability to switch up to three input types of signals.

Customers

PTF primarily works directly with original equipment manufacturers (“OEMs”) to define the right solutions for their unique applications, including the design of custom parts with unique part numbers. Sales of products may be directly to the OEM, through franchised representatives or distributors, or direct to end customers. Our franchised representatives/distributors have highly skilled sales engineers who work directly with designers and program managers providing a high-level of engineering support at all points within the process.

In 2022, our largest customer, accounted for 18.9%, of the Company's total revenues. The Company’s second largest customer in 2022 accounted for 11.8%, of the Company's total revenues. The next five largest customers accounted for an additional 34.3% of 2022 revenue, resulting in approximately 65% of the company’s revenue spread amongst the top seven customers, and the remaining 35% of revenue spread amongst the rest of the company’s customers.

This spread of revenue over a broad customer base reduces the vulnerability of the company to any customer suffering from a market downturn, or other debilitating issue including insolvency.

Competition

We design, manufacture and market products for the generation, synchronization and control of time and frequency in many cases insuring optimal utilization of allocated spectrum. There are a number of domestic and international manufacturers who are capable of providing custom-designed products comparable in quality and performance to our products. Our competitive strategy begins with our focus on niche markets where precise specification, the ability to provide custom configurations, and reliability are the major requirements.

Product Development

For new products, the company focuses on developing products targeted at relatively new, albeit established, markets, minimizing the need for market pioneering and education. The latest product developments target the new but rapidly growing Precision Time Protocol (PTP) market utilizing ethernet networks for transmission of highly accurate time and frequency reference signals.

Marketing and Sales

Marketing efforts are supported by outsourcing to independent contractors and include the company web site, targeted monthly marketing emails, and exhibiting at relevant shows and conferences. We have a highly skilled team of domestic sales representatives and international distributors who market and sell our products. Where possible, the sales team endeavors to gain qualification of specific products from Systems Integrators, confirming suitability for use in a specific system design. Through direct contact with our clients and through our representative network, we are able to understand the needs of the customers, and then provide custom configurations to meet those requirements in a highly cost-efficient solution.

International Revenues

Our international revenues were $460,000 in 2022, or 27.8% of total consolidated revenues, compared to $308,000, or 21.3% of total consolidated revenues, in 2021. In each of 2022 and 2021, these revenues were derived mainly from customers in Europe and Asia, with significant sales in Canada. We avoid significant currency exchange risk by transacting and settling substantially all of our international sales in United States dollars.

Seasonality

Our business is not seasonal, although shipment schedules may be affected by the production schedules of our customers, or their contract manufacturers based on regional practices or customs.

Order Backlog

Our order backlog was $360,000 and $358,000 as of December 31, 2022 and 2021, respectively. The backlog of unfilled orders includes amounts based on purchase orders. Although backlog represents only firm orders that are considered likely to be fulfilled primarily within the 12 months following receipt of the order, cancellations or scope adjustments may and do occur.

Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost. We expect to fill substantially all of our 2022 order backlog in 2023, but cannot provide assurances as to what portion of the order backlog will be fulfilled in a given year.

Raw Materials

Generally, most raw materials used in the production of our products are available in adequate supply from a number of sources and the prices of these raw materials are relatively stable. However, some raw materials, including printed circuit boards, integrated circuits and certain metals including steel and aluminum are subject to greater supply fluctuations and price volatility, as experienced in recent years. In general, we have been able to include some cost increases in our pricing, but in some cases our margins were adversely impacted.

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

Government Regulations

As a supplier to certain U.S. Government defense contractors, we must comply with certain procurement regulations and other requirements. Maintaining registration under the System for Award Management (SAM) is critical in order to receive US Government contracts. As a small business we obtain preferential treatment for awards from tier one Government contractors however to maintain this position we are required to submit annually “Representation and Certification” documents attesting to our size, revenue, and internal controls for anti-discrimination, avoidance of counterfeit components, and a number of other federally mandated issues.

From time to time, we may also be subject to U.S. Government investigations relating to our or our customers' operations. In particular, for international business, we are required to submit a request for Automated Export System (AES) validation used by US Government agencies to measure the compliance of U.S. exports with U.S export control laws.

Investment Business

In 2019 LGL management pursued the development of special purpose acquisition corporation (SPAC) vehicles. These vehicles allowed for the LGL team to use the capital markets to raise capital and form a vehicle to pursue acquisitions of significant scale. Each vehicle required $5-8 million of initial IPO capital and $5-10 million of secondary issue (PIPE) capital. While these funds could be partially syndicated, typically up to 35%, the capital is required to “backstop” an offering prior to launch. LGL commenced a program to launch 3 SPAC vehicles requiring an estimated $35-45 million to be successful. The business initially developed LGL Systems Acquisition Corp., a $172.5 million vehicle listed on the NYSE with the symbol “DFNS”. LGL committed approximately $6 million of initial at-risk investment capital in August 2019 to commence the DFNS IPO process and raise outside capital. LGL then further committed nearly $10 million of incremental capital for the DFNS business combination with IronNet Cybersecurity, a $1.3 billion acquisition, negotiated in February of 2021 and completed in September of 2021. The Business combination was completed and IRNT was listed on the NYSE. LGL shareholders benefited with a stronger balance sheet. The process of SPAC formation and acquisition allowed LGL Group to form a team with extensive management and acquisition experience which brought residual cluster benefits to the LGL shareholders. The LGL deal team and its related pipeline of deals was significant and competitive. New opportunities for acquisitions required additional vehicles for team incentive alignment, and capital, and SPACs provided a path to accelerate the development of a business division. The blank check corporations, or SPACs, offered that opportunity via syndicated capital raises of $150-$200 million with the prospect of transacting in the $1-$3 billion range per SPAC vehicle. This new division attracted and retained talent with the ability to acquire and manage business of significant size for the benefit of the LGL shareholder.

In 2020 and 2021, the LGL II and LGL III SPAC vehicles were then formed between Nov 2020 and March of 2021, each seeking to raise $200 million, and were beginning their plans for IPO.

SPACs and direct investments would become an integral division with LGL and would become a part of shareholder value creation. The balance sheet strategic positioning for transactions of scale outside of the Electronic business was increasing. The objective is to broaden the franchise utilizing direct investment across several differentiated industry verticals, to pursue innovative investments, and to leverage management expertise in the capital markets.

While these SPAC vehicles (LGL II and LGL III) are readied for IPO, this effort has been delayed due to market pressures on the SPAC product. The Company continues to believe the SPAC vehicle, when utilized appropriately, is a value-added component of capital formation and growth for American businesses in the capital markets.

In 2022, LGL management began plans to form new direct investment vehicles (“investment funds”) that would replace the loss of SPACS. These vehicles relative to SPACs, required more time, upward of one year, to launch.  LGL Group is continuing its focus on developing new businesses through investment with an emphasis on the manufacturing sector of the economy, which currently provides fertile opportunities for growing the intrinsic value of the enterprise.

We conduct and plan to continue to conduct our activities in such a manner as not to be deemed an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Therefore, no more than 40% of our total assets can be invested in investment securities, as such term is defined in the Investment Company Act. In addition, we do not invest or intend to invest in securities as our primary business.

The Company’s one reported business segment Electronic Components includes all products manufactured and sold by PTF. We operate our manufacturing business through PTF which has a design and manufacturing facility in Wakefield, Massachusetts.

Government Regulations

As a supplier to certain U.S. Government defense contractors, we must comply with certain procurement regulations and other requirements. Maintaining registration under the System for Award Management (SAM) is critical in order to receive US Government contracts. As a small business we obtain preferential treatment for awards from tier one Government contractors however to maintain this position we are required to submit annually “Representation and Certification” documents attesting to our size, revenue, and internal controls for anti-discrimination, avoidance of counterfeit components, and a number of other federally mandated issues.

From time to time, we may also be subject to U.S. Government investigations relating to our or our customers' operations. In particular for international business we are required to submit a request for Automated Export System (AES) validation used by US Government agencies to measure the compliance of U.S. exports with U.S export control laws.

Employees

As of December 31, 2022, the Company’s executives were based in Orlando Florida, and Greenwich Connecticut. We employed five full-time manufacturing and engineering employees located in Wakefield, Massachusetts and one investment employee located in Greenwich, Connecticut. The company’s Co-Chief Executives, Chief Accounting Officer, and Vice President are employed through certain service level agreements in place. None of the Company's employees are represented by a labor union and the Company considers its relationships with employees to be good.

Item 1A.	Risk Factors.

Investing in our securities involves risks. Before making an investment decision, you should carefully consider the risks described below. Any of these risks could result in a material adverse effect on our business, financial condition, results of operations, or prospects, and could cause the trading price of our securities to decline, resulting in a loss of all or part of your investment. The risks and uncertainties described below are not the only ones we face but represent those risks and uncertainties that we believe are material to our business, operating results, prospects and financial condition. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

Summary Risk Factors

Risks Relating to Our Structure

•	We may, in the future, engage in transactions with our affiliates;
•	We are subject to the risk of becoming an investment company;
•	We may structure transactions in a less advantageous manner to avoid becoming subject to the Investment Company Act;

Risks Relating to Liquidity and Capital Requirements

•	We are a holding company and depend on the businesses of our subsidiaries to satisfy our obligations;
•	We have made significant investments in the Investment business and negative performance of the Investment business may result in a significant decline in the value of our investments

Risks Relating to Our Investment Business

•	The Company has made and may make material investments in special purpose acquisition companies that may not be successful.
•	Our investments may be subject to significant uncertainties;
•	The historical financial information for the Investment Funds is not necessarily indicative of its future performance;
•

The Investment business’s investment strategy involves numerous and significant risks, including the risk that we may lose some or all of our investments in the Investment business. This risk may be magnified due to concentration of investments and investments in undervalued securities;

•	We may not be able to identify suitable investments, and our investments may not result in favorable returns or may result in losses;
•	Successful execution of our activist investment activities involves many risks, certain of which are outside of our control;
•	The Investment business may make investments in companies we do not control;
•

The use of leverage in investments by the Investment business may pose a significant degree of risk and may enhance the possibility of significant loss in the value of the investments in the Investment business;

•	The possibility of increased regulation could result in additional burdens on our Investment business;
•	The ability to hedge investments successfully is subject to numerous risks;

•	The Investment business may invest in distressed securities, as well as bank loans, asset backed securities and mortgage-backed securities; and
•

The Investment business may invest in companies that are based outside of the United States, which may expose the Investment Funds to additional risks not typically associated with investing in companies that are based in the United States.

Risks Related to Our Business and Industry

•	Macroeconomic fluctuations may harm our business, results of operations and stock price.
•	Inflation and rising interest rates may adversely affect our financial condition and results of operations.
•	The effects of the COVID-19 pandemic on our business are uncertain and may adversely affect our results of operations and cash flows.
•	We are currently dependent on a single line of manufacturing business.
•	Our financial results vary significantly from period to period.
•	Our order backlog may not be indicative of future revenues.
•

Our future rate of growth and profitability are highly dependent on the development and growth of the communications, networking, aerospace, defense, instrumentation and industrial markets, which are cyclical.

•

The market share of our customers in the communications, networking, aerospace, defense, instrumentation and industrial markets may change over time, reducing the potential value of our relationships with our existing customer base.

•	We may make acquisitions that are not successful, or we may fail to integrate acquired businesses into our operations properly.
•	If we are unable to introduce innovative products, demand for our products may decrease.
•	Our markets are highly competitive, and we may lose business to larger and better-financed competitors.
•	Our success depends on our ability to retain key management and technical personnel and attracting, retaining, and training new technical personnel.
•

We purchase certain key components and raw materials from single or limited sources and could lose sales if these sources fail to fulfill our needs for any reason, including the inability to obtain these key components or raw materials due to the COVID-19 outbreak.

•

As a supplier to U.S. Government defense contractors, we are subject to a number of procurement regulations and other requirements and could be adversely affected by changes in regulations or any negative findings from a U.S. Government audit or investigation.

•	Our products are complex and may contain errors or design flaws, which could be costly to correct.
•

Communications and network infrastructure equipment manufacturers increasingly rely upon contract manufacturers, thereby diminishing our ability to sell our products directly to those equipment manufacturers.

•	Future changes in our environmental liability and compliance obligations may increase costs and decrease profitability.
•	We rely on information technology systems to conduct our business, and disruption, failure or security breaches of these systems could adversely affect our business and results of operations.
•

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

•

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

Risks Related to Our Securities

•	The price of our common stock has fluctuated considerably and is likely to remain volatile, in part due to the limited market for our common stock.
•	Our officers, directors and 10% or greater stockholders have significant voting power and may vote their shares in a manner that is not in the best interest of other stockholders.
•	Provisions in our corporate charter documents and under Delaware law could make an acquisition of the Company more difficult, which acquisition may be beneficial to our stockholders.
•	The warrants to purchase shares of our common stock may not have any value.
•	An active trading market for the warrants to purchase shares of our common stock may not develop.
•	Holders of the warrants to purchase shares of our common stock will have no rights as a common stockholder until such holders exercise their warrants and acquire shares of our common stock.
•

Adjustments to the exercise price of the warrants, or the number of shares of common stock for which the warrants are exercisable, following certain corporate events may not fully compensate warrant holders for the value they would have received if they held the common stock underlying the warrants at the time of such events.

Risks Related to the Separation

•	We may be unable to achieve some or all of the expected benefits of the Spin-Off, and the Spin-Off may adversely affect our business.
•	The Separation could result in substantial tax liability to us and our stockholders.
•	The distribution of MtronPTI common stock may not qualify for tax-free treatment.
•	As a result of the Separation, certain of our directors and officers may have actual or potential conflicts of interest because of their positions or relationships with MtronPTI.

Risks Related to our Structure

We have engaged, and in the future may engage, in transactions with our affiliates.

We may in the future invest in entities in which Mr. Marc Gabelli also invests. We also have purchased and may in the future purchase entities or investments from him or his affiliates.

Mr. Gabelli may pursue other business opportunities in industries in which we compete and there is no requirement that any additional business opportunities be presented to us. We continuously identify, evaluate and engage in discussions concerning potential investments and acquisitions, including potential investments in and acquisitions of affiliates of Mr. Gabelli. There cannot be any assurance that any potential transactions that we consider will be completed.

We are subject to the risk of becoming an investment company.

Because we are a holding company and a significant portion of our assets may, from time to time, consist of investments in companies in which we own less than a 50% interest, we run the risk of inadvertently becoming an investment company that is required to register under the Investment Company Act. Events beyond our control, including significant appreciation or depreciation in the market value of certain of our publicly traded holdings or adverse developments with respect to our ownership of certain of our subsidiaries, could result in our inadvertently becoming an investment company that is required to register under the Investment Company Act. Transactions involving the sale of certain assets could result in our being considered an investment company. Following such events or transactions, an exemption under the Investment Company Act would provide us up to one year to take steps to avoid becoming classified as an investment company. We expect to take steps to avoid becoming classified as an investment company, but no assurance can be made that we will successfully be able to take the steps necessary to avoid becoming classified as an investment company.

If we are unsuccessful, then we will be required to register as a registered investment company and will be subject to extensive, restrictive and potentially adverse regulations relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. Registered investment companies are not permitted to operate their business in the manner in which we currently operate our business, nor are registered investment companies permitted to have many of the relationships that we have with our affiliated companies. In addition, if we become required to register under the Investment Company Act, it is likely that we would be treated as a corporation for U.S. federal income tax purposes and would be subject to the tax consequences described below under the caption, “We may become taxable as a corporation if we are no longer treated as a partnership for U.S. federal income tax purposes.”

If it were established that we were an investment company and did not register as an investment company when required to do so, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, in an action brought by the SEC, that we would be unable to enforce contracts with third parties or that third parties could seek to obtain rescission of transactions with us undertaken during the period it was established that we were an unregistered investment company.

We may structure transactions in a less advantageous manner to avoid becoming subject to the Investment Company Act.

In order not to become an investment company required to register under the Investment Company Act, we monitor the value of our investments and structure transactions with an eye toward the Investment Company Act. As a result, we may structure transactions in a less advantageous manner than if we did not have Investment Company Act concerns, or we may avoid otherwise economically desirable transactions due to those concerns.

Risks Relating to Liquidity and Capital Requirements

We are a holding company and depend on the businesses of our subsidiaries to satisfy our obligations.

We are a holding company. In addition to cash and cash equivalents, U.S. government and agency obligations, marketable equity and debt securities and other short-term investments, our assets consist primarily of investments in our subsidiaries. Moreover, if we make significant investments in new operating businesses, it is likely that we will reduce our liquid assets in order to fund those investments and the ongoing operations of our subsidiaries. Consequently, our cash flow and our ability to meet our debt service obligations and make distributions with respect to depositary units likely will depend on the cash flow of our subsidiaries and the payment of funds to us by our subsidiaries in the form of dividends, distributions, loans or otherwise.

The operating results of our subsidiaries may not be sufficient to make distributions to us. In addition, our subsidiaries are not obligated to make funds available to us and distributions and intercompany transfers from our subsidiaries to us may be restricted by applicable law or covenants contained in debt agreements and other agreements to which these subsidiaries may be subject or enter into in the future.

We have made significant investments in the Investment business and negative performance of the Investment business may result in a significant decline in the value of our investments.

As of December 31, 2022, we had investments in Cash and Marketable securities with a fair market value of approximately $38.1 million, which may be accessed on short notice to satisfy our liquidity needs. However, if the Investments experience negative performance, the value of these investments will be negatively impacted, which could have a material adverse effect on our operating results, cash flows and financial position.

Risks Relating to Our Investment Business

The Company has made and may make material investments in special purpose acquisition companies that may not be successful.

The Company invested $6.1 million in LGL Systems Acquisition Holdings, LLC, the Sponsor of LGL Systems Acquisition Corp., a NYSE-listed SPAC trading under the symbol “DFNS” which later completed a business combination with IronNet Cybersecurity, Inc. and began trading on the NYSE under the symbol “IRNT”.

The Company is a partner in LGL Systems Acquisition Holdings, LLC, which has formed two new SPAC vehicles yet to be issued. If the SPACs are launched to complete a business combination, this action may be material to the Company. There is no assurance that such activity may occur, that the Company will have appropriate insurance for such an occurrence, or that its ’Board will endorse such activity. There is no assurance that the SPAC will be successful with IPO, complete a business combination, or that any business combination will be successful. If invested, the Company can lose its entire investment in the SPAC if a business combination is not completed within 24 months of the SPAC’s IPO or if the business combination is not successful, which may adversely impact the Company’s stockholder value.

Our investments may be subject to significant uncertainties.

Our investments may not be successful for many reasons, including, but not limited to:

•	fluctuations of or sustained increases in interest rates;
•	lack of control in minority investments;
•	worsening of general economic and market conditions;
•	lack of diversification;
•	lack of success of the Investment business’s strategies;
•	inflationary conditions;
•	fluctuations of U.S. dollar exchange rates; and
•	adverse legal and regulatory developments that may affect particular businesses.

The historical financial information for our Investment business is not necessarily indicative of our future performance.

Our Investment business’s financial information is driven by the amount of funds allocated to the Investment business and the performance of the underlying investments. Future funds allocated to the Investment business may increase or decrease based on the contributions and redemptions by our Holding Company and Mr. Marc Gabelli. Additionally, historical performance results of the Investment business are not indicative of future results as past market conditions, investment opportunities and investment decisions may not occur in the future. Changes in general market conditions coupled with changes in exposure to short and long positions have significant impact on our Investment business results of operations and the comparability of results of operations year over year and as such, future results of operations will be impacted by our future exposures and future market conditions, which may not be consistent with prior trends. Additionally, future returns may be affected by additional risks, including risks of the industries and businesses in which a particular fund invests.

The Investment business’s investment strategy involves numerous and significant risks, including the risk that we may lose some or all of our investments in the Investment business. This risk may be magnified due to concentration of investments and investments in undervalued securities.

Our Investment business’s revenue depends on the investments made by the Investment business. There are numerous and significant risks associated with these investments, certain of which are described in this risk factor and in other risk factors set forth herein. Certain investment positions held by the Investment business may be illiquid. The Investment business may own restricted or non-publicly traded securities and securities traded on foreign exchanges. We may also have significant influence with respect to certain companies owned by the Investment business, including representation on the board of directors of certain companies, and may be subject to trading restrictions with respect to specific positions in the Investment business at any particular time. These investments and trading restrictions could prevent the Investment business from liquidating unfavorable positions promptly and subject the Investment business to substantial losses.

At any given time, the Investment business’s assets may become highly concentrated within a particular company, industry, asset category, trading style or financial or economic market. In that event, the Investment business’s investment portfolio will be more susceptible to fluctuations in value resulting from adverse events, developments or economic conditions affecting the performance of that particular company, industry, asset category, trading style or economic market than a less concentrated portfolio would be. As a result, the Investment business’s investment portfolio’s aggregate returns may be volatile and may be affected substantially by the performance of only one or a few holdings.

The Investment business seek to invest in securities that are undervalued. The identification of investment opportunities in undervalued securities is challenging, and there are no assurances that such opportunities will be successfully recognized or acquired. While investments in undervalued securities offer the opportunity for above-average capital appreciation, these investments involve a high degree of financial risk and can result in substantial losses. Returns generated from the Investment business’s investments may not adequately compensate for the business and financial risks assumed.

From time to time, the Investment business may invest in bonds or other fixed income securities, such as commercial paper and higher yielding (and, therefore, higher risk) debt securities. It is likely that a major economic recession could severely disrupt the market for such securities and may have a material adverse impact on the value of such securities. In addition, it is likely that any such economic downturn could adversely affect the ability of the issuers of such securities to repay principal and pay interest thereon and increase the incidence of default for such securities.

For reasons not necessarily attributable to any of the risks set forth in this Report (e.g., supply/demand imbalances or other market forces), the prices of the securities in which the Investment business invest may decline substantially. In particular, purchasing assets at what may appear to be undervalued levels is no guarantee that these assets will not be trading at even more undervalued or otherwise lower levels at a future time of valuation or at the time of sale.

The prices of financial instruments in which the Investment business may invest can be highly volatile. Price movements of forward and other derivative contracts in which the Investment business’s assets may be invested are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments, and national and international political and economic events and policies. The Investment business are subject to the risk of failure of any of the exchanges on which their positions trade or of their clearinghouses.

We may not be able to identify suitable investments, and our investments may not result in favorable returns or may result in losses.

The equity securities in which we may invest may include common stock, preferred stock and securities convertible into common stock, as well as warrants to purchase these securities. The debt securities in which we may invest may include bonds, debentures, notes or non-rated mortgage-related securities, municipal obligations, bank debt and mezzanine loans. Certain of these securities may include lower rated or non-rated securities, which may provide the potential for higher yields and therefore may entail higher risk and may include the securities of bankrupt or distressed companies. In addition, we may engage in various investment techniques, including derivatives, options and futures transactions, foreign currency transactions, “short” sales and leveraging for either hedging or other purposes. We may concentrate our activities by owning significant or controlling interests in certain investments. We may not be successful in finding suitable opportunities to invest our cash and our strategy of investing in undervalued assets may expose us to numerous risks.

The Investment business may make investments in companies we do not control.

Investments by the Investment business may include investments in debt or equity securities of publicly traded companies that we do not control. Such investments may be acquired by the Investment business through open market trading activities or through purchases of securities from the issuer. These investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which our Investment business disagree or that the majority of stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve the best interests of the Investment business. In addition, the Investment business may make investments in which it shares control over the investment with co-investors, which may make it more difficult for it to implement its investment approach or exit the investment when it otherwise would. If any of the foregoing were to occur, the values of the investments by the Investment business could decrease and our Investment business revenues could suffer as a result.

The use of leverage in investments by the Investment Business may pose a significant degree of risk and may enhance the possibility of significant loss in the value of the investments.

The Investment business may leverage their capital if management believes that the use of leverage may enable the Investment business to achieve a higher rate of return. Accordingly, the Investment business may pledge their securities in order to borrow additional funds for investment purposes. The Investment business may also leverage their investment return with options, short sales, swaps, forwards and other derivative instruments. The amount of borrowings that the Investment business may have outstanding at any time may be substantial in relation to their capital. While leverage may present opportunities for increasing the Investment business’s total return, leverage may increase losses as well. Accordingly, any event that adversely affects the value of an investment by the Investment business would be magnified to the extent such fund is leveraged. The cumulative effect of the use of leverage by the Investment business in a market that moves adversely to the Investment business’s investments could result in a substantial loss to the Investment business that would be greater than if the Investment business were not leveraged. There is no assurance that leverage will be available on acceptable terms, if at all.

In general, the use of short-term margin borrowings results in certain additional risks to the Investment business. For example, should the securities pledged to brokers to secure any Investment business’s margin accounts decline in value, the Investment business could be subject to a “margin call,” pursuant to which it must either deposit additional funds or securities with the broker, or suffer mandatory liquidation of the pledged securities to compensate for the decline in value. In the event of a sudden drop in the value of any of the Investment business’s assets, the Investment business might not be able to liquidate assets quickly enough to satisfy its margin requirements.

The Investment business may enter into repurchase and reverse repurchase agreements. When the Investment business enters into a repurchase agreement, it “sells” securities issued by the U.S. or a non-U.S. government, or agencies thereof, to a broker-dealer or financial institution, and agrees to repurchase such securities for the price paid by the broker-dealer or financial institution, plus interest at a negotiated rate. In a reverse repurchase transaction, the Investment business “buys” securities issued by the U.S. or a non-U.S. government, or agencies thereof, from a broker-dealer or financial institution, subject to the obligation of the broker-dealer or financial institution to repurchase such securities at the price paid by the Investment business, plus interest at a negotiated rate. The use of repurchase and reverse repurchase agreements by any of the Investment business involves certain risks. For example, if the seller of securities to the Investment business under a reverse repurchase agreement defaults on its obligation to repurchase the underlying securities, as a result of its bankruptcy or otherwise, the Investment business will seek to dispose of such securities, which action could involve costs or delays. If the seller becomes insolvent and subject to liquidation or reorganization under applicable bankruptcy or other laws, the Investment business’s ability to dispose of the underlying securities may be restricted. Finally, if a seller defaults on its obligation to repurchase securities under a reverse repurchase agreement, the Investment business may suffer a loss to the extent it is forced to liquidate its position in the market, and proceeds from the sale of the underlying securities are less than the repurchase price agreed to by the defaulting seller.

The financing used by the Investment business to leverage its portfolio will be extended by securities brokers and dealers in the marketplace in which the Investment business invest. While the Investment business will attempt to negotiate the terms of these financing arrangements with such brokers and dealers, its ability to do so will be limited. The Investment business are therefore subject to changes in the value that the broker-dealer ascribes to a given security or position, the amount of margin required to support such security or position, the borrowing rate to finance such security or position and/or such broker-dealer’s willingness to continue to provide any such credit to the Investment business. Because the Investment business currently have no alternative credit facility which could be used to finance its portfolio in the absence of financing from broker-dealers, it could be forced to liquidate its portfolio on short notice to meet its financing obligations. The forced liquidation of all or a portion of the Investment business’s portfolios at distressed prices could result in significant losses to the Investment business.

The possibility of increased regulation could result in additional burdens on our Investment business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”), enacted into law in July 2010, resulted in regulations affecting almost every part of the financial services industry.

The regulatory environment in which our Investment business operates is subject to further regulation in addition to the rules already promulgated, including the Reform Act. Our Investment business may be adversely affected by the enactment of new or revised regulations, or changes in the interpretation or enforcement of rules and regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. Such changes may limit the scope of investment activities that may be undertaken by the Investment business’s managers. Any such changes could increase the cost of our Investment business doing business and/or materially adversely impact its profitability. Additionally, the securities and futures markets are subject to comprehensive statutes, regulations and margin requirements. The SEC, other regulators and self-regulatory organizations and exchanges have taken and are authorized to take extraordinary actions in the event of market emergencies. The regulation of derivatives transactions and funds that engage in such transactions is an evolving area of law and is subject to modification by government and judicial action. The effect of any future regulatory change on the Investment business and the Investment business could be substantial and adverse.

The ability to hedge investments successfully is subject to numerous risks.

The Investment business may utilize financial instruments, both for investment purposes and for risk management purposes in order to (i) protect against possible changes in the market value of the Investment business’s investment portfolios resulting from fluctuations in the securities markets and changes in interest rates; (ii) protect the Investment business’s unrealized gains in the value of its investment portfolios; (iii) facilitate the sale of any such investments; (iv) enhance or preserve returns, spreads or gains on any investment in the Investment business’s portfolio; (v) hedge the interest rate or currency exchange rate on any of the Investment business’s liabilities or assets; (vi) protect against any increase in the price of any securities our Investment business anticipate purchasing at a later date; or (vii) for any other reason that our Investment business deems appropriate.

The success of any hedging activities will depend, in part, upon the degree of correlation between the performance of the instruments used in the hedging strategy and the performance of the portfolio investments being hedged. However, hedging techniques may not always be possible or effective in limiting potential risks of loss. Since the characteristics of many securities change as markets change or time passes, the success of our Investment business’s hedging strategy will also be subject to the ability of our Investment business to continually recalculate, readjust and execute hedges in an efficient and timely manner. While the Investment business may enter into hedging transactions to seek to reduce risk, such transactions may result in a poorer overall performance for the Investment business than if it had not engaged in such hedging transactions. For a variety of reasons, the Investment business may not seek to establish a perfect correlation between the hedging instruments utilized and the portfolio holdings being hedged. Such an imperfect correlation may prevent the Investment business from achieving the intended hedge or expose the Investment business to risk of loss. The Investment business do not intend to seek to hedge every position and may determine not to hedge against a particular risk for various reasons, including, but not limited to, because they do not regard the probability of the risk occurring to be sufficiently high as to justify the cost of the hedge. Our Investment business may not foresee the occurrence of the risk and therefore may not hedge against all risks.

The Investment business may invest in distressed securities, as well as bank loans, asset backed securities and mortgage- backed securities.

The Investment business may invest in securities of U.S. and non-U.S. issuers in weak financial condition, experiencing poor operating results, having substantial capital needs or negative net worth, facing special competitive or product obsolescence problems, or that are involved in bankruptcy or reorganization proceedings. Investments of this type may involve substantial financial, legal and business risks that can result in substantial, or at times even total, losses. The market prices of such securities are subject to abrupt and erratic market movements and above-average price volatility. It may take a number of years for the market price of such securities to reflect their intrinsic value. In liquidation (both in and out of bankruptcy) and other forms of corporate insolvency and reorganization, there exists the risk that the reorganization either will be unsuccessful (due to, for example, failure to obtain requisite approvals), will be delayed (for example, until various liabilities, actual or contingent, have been satisfied) or will result in a distribution of cash, assets or a new security the value of which will be less than the purchase price to the Investment business of the security in respect to which such distribution was made and the terms of which may render such security illiquid.

The Investment business may invest in companies that are based outside of the United States, which may expose the Investment business to additional risks not typically associated with investing in companies that are based in the United States.

Investments in securities of non-U.S. issuers (including non-U.S. governments) and securities denominated or whose prices are quoted in non-U.S. currencies pose, to the extent not successfully hedged, currency exchange risks

(including blockage, devaluation and non-exchangeability), as well as a range of other potential risks, which could include expropriation, confiscatory taxation, imposition of withholding or other taxes on dividends, interest, capital gains or other income, political or social instability, illiquidity, price volatility and market manipulation. In addition, less information may be available regarding securities of non-U.S. issuers, and non-U.S. issuers may not be subject to accounting, auditing and financial reporting standards and requirements comparable to, or as uniform as, those of U.S. issuers. Transaction costs of investing in non-U.S. securities markets are generally higher than in the United States. There is generally less government supervision and regulation of exchanges, brokers and issuers than there is in the United States. The Investment business may have greater difficulty taking appropriate legal action in non-U.S. courts. Non-U.S. markets also have different clearance and settlement procedures which in some markets have at times failed to keep pace with the volume of transactions, thereby creating substantial delays and settlement failures that could adversely affect the Investment business’s performance. Investments in non-U.S. markets may result in imposition of non-U.S. taxes or withholding on income and gains recognized with respect to such securities. There can be no assurance that adverse developments with respect to such risks will not materially adversely affect the Investment business’s investments that are held in certain countries or the returns from these investments.

The Investment business’s investments are subject to numerous additional risks including those described below.

●

Generally, there are few limitations set forth in the governing documents of the Investment business on the execution of their investment activities, which are subject to the sole discretion of our Investment business.

●

The Investment business may buy or sell (or write) both call options and put options, and when it writes options, it may do so on a covered or an uncovered basis. When the Investment business sell (or write) an option, the risk can be substantially greater than when it buys an option. The seller of an uncovered call option bears the risk of an increase in the market price of the underlying security above the exercise price. The risk is theoretically unlimited unless the option is covered. If it is covered, the Investment business would forego the opportunity for profit on the underlying security should the market price of the security rise above the exercise price. Swaps and certain options and other custom instruments are subject to the risk of non-performance by the swap counterparty, including risks relating to the creditworthiness of the swap counterparty, market risk, liquidity risk and operations risk.

●

The Investment business may engage in short-selling, which is subject to a theoretically unlimited risk of loss because there is no limit on how much the price of a security may appreciate before the short position is closed out. The Investment business may be subject to losses if a security lender demands return of the borrowed securities and an alternative lending source cannot be found or if the Investment business are otherwise unable to borrow securities that are necessary to hedge its positions. There can be no assurance that the Investment business will be able to maintain the ability to borrow securities sold short. There also can be no assurance that the securities necessary to cover a short position will be available for purchase at or near prices quoted in the market.

●

The ability of the Investment business to execute a short selling strategy may be materially adversely impacted by temporary and/or new permanent rules, interpretations, prohibitions and restrictions adopted in response to adverse market events. Regulatory authorities may from time-to-time impose restrictions that adversely affect the Investment business’s ability to borrow certain securities in connection with short sale transactions. In addition, traditional lenders of securities might be less likely to lend securities under certain market conditions. As a result, the Investment business may not be able to effectively pursue a short selling strategy due to a limited supply of securities available for borrowing.

●

The Investment business may affect transactions through over-the-counter or inter-dealer markets. The participants in such markets are typically not subject to credit evaluation and regulatory oversight as are members of exchange-based markets. This exposes the Investment business to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Investment Fund to suffer a loss. Such “counterparty risk” is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where the Investment business have concentrated its transactions with a single or small group of its counterparties. The Investment business are not restricted from dealing with any particular counterparty or from concentrating any or all of the Investment business’s transactions with one counterparty.

●

Credit risk may arise through a default by one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution causes a series of defaults by other institutions. This systemic risk may materially adversely affect the financial intermediaries (such as prime brokers, clearing agencies, clearing houses, banks, securities firms and exchanges) with which the Investment business interact on a daily basis.
●

The efficacy of investment and trading strategies depends largely on the ability to establish and maintain an overall market position in a combination of financial instruments. The Investment business’s trading orders may not be executed in a timely and efficient manner due to various circumstances, including systems failures or human error. In such event, the Investment business might only be able to acquire some but not all of the components of the position, or if the overall positions were to need adjustment, the Investment business might not be able to make such adjustment. As a result, the Investment business may not be able to achieve the market position selected by our Investment business and might incur a loss in liquidating their position.

●

The Investment business assets may be held in one or more accounts maintained for the Investment Fund by its prime brokers or at other brokers or custodian banks, which may be located in various jurisdictions. The prime broker, other brokers (including those acting as sub-custodians) and custodian banks are subject to various laws and regulations in the relevant jurisdictions in the event of their insolvency. Accordingly, the practical effect of these laws and their application to the Investment business’s assets may be subject to substantial variations, limitations and uncertainties. The insolvency of any of the prime brokers, local brokers, custodian banks or clearing corporations may result in the loss of all or a substantial portion of the Investment business’s assets or in a significant delay in the Investment business having access to those assets.

●

The Investment business may invest in synthetic instruments with various counterparties. In the event of the insolvency of any counterparty, the Investment business’s recourse will be limited to the collateral, if any, posted by the counterparty and, in the absence of collateral, the Investment business will be treated as a general creditor of the counterparty. While the Investment business expect that returns on a synthetic financial instrument may reflect those of each related reference security, as a result of the terms of the synthetic financial instrument and the assumption of the credit risk of the counterparty, a synthetic financial instrument may have a different expected return. The Investment business may also invest in credit default swaps.

Risks Related to Our Business and Industry

Macroeconomic fluctuations may harm our business, results of operations and stock price.

Our business, financial condition, operating results and cash flows may be adversely affected by changes in global economic conditions and geopolitical risks, including credit market conditions, trade policies, levels of consumer and business confidence, commodity prices and availability, inflationary pressure, exchange rates, levels of government spending and deficits, political conditions, and other challenges that could affect the global economy including impacts associated with the continuing developments in the Russian war against Ukraine and sanctions which have been announced by the United States and other countries against Russia, which have caused significant uncertainty, adding to continuing concerns about supply chain disruptions, inflation and increases in interest rates in the markets in which we operate. These economic and geopolitical conditions could affect businesses such as ours in a number of ways. Such conditions could have an adverse impact on our flexibility to react to changing economic and business conditions and on our ability to fund our operations. In addition, restrictions on credit availability could adversely affect the ability of our customers to make payments. Similarly, credit restrictions may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress.

Inflation and rising interest rates may adversely affect our financial condition and results of operations.

During 2022, inflation in the United States accelerated and, as of the date of this Report, is currently expected to continue at an elevated level in the near-term. Rising inflation may have an adverse impact on our general and administrative expenses, as these costs could increase at a rate higher than our revenue. The U.S. Federal Reserve raised the federal funds rate a total of seven times throughout 2022, resulting in a range from 4.25% to 4.50% as of December 31, 2022. It is expected that the Federal Reserve may continue to increase the federal funds rate during 2023 to, among other strategies, control inflation.

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

We are currently dependent on a single line of manufacturing business.

As a result of the Spin-Off of MtronPTI on October 7, 2022, we are engaged only in the design, manufacture and marketing of our electronic instruments product line that includes highly engineered products for the generation of time and frequency references for synchronization and control.

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

Our financial results vary significantly from period to period.

We experience fluctuations in our financial results. Some of the principal factors that contribute to these fluctuations include changes in demand for our products; our effectiveness in managing manufacturing processes, costs and inventory; our effectiveness in engineering and qualifying new product designs with our OEM customers and in managing the risks associated with offering those new products into production; changes in the cost and availability of raw materials, which often occur in the electronics manufacturing industry and which affect our margins and our ability to meet delivery schedules; macroeconomic and served industry conditions; and events that may affect our production capabilities, such as labor conditions and political instability. In addition, due to the prevailing economic climate and competitive differences between the various market segments which we serve, the mix of sales between our communications, networking, aerospace, defense, industrial and instrumentation market segments may affect our operating results from period to period.

For the years ended December 31, 2022 and 2021, we had a net loss of approximately $2,992,000 and net income of $14,638,000, respectively. This fluctuation was from the gain from our Sponsor investment as a result of the IronNet Business Combination, which was offset by realized and unrealized accounting losses in IRNT securities through December 31, 2022. Our operating losses were derived from PTF, whose future rate of growth and profitability are highly dependent on the development and growth of demand for our products in the communications, networking, aerospace, defense, instrumentation and industrial markets, which are cyclical. We cannot be certain whether we will generate sufficient revenues or sufficiently manage expenses to sustain profitability. Further, our returns on our cash and investments may not be sufficient to cover operating losses from PTF.

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

In 2022 and 2021, the majority of our revenues were derived from sales to manufacturers of equipment for the defense, aerospace, instrumentation and industrial markets for frequency and timing synchronization instruments and peripheral equipment, including indirect sales through distributors. During 2023, we expect a significant portion of our revenues to continue to be derived from sales to these manufacturers. Often OEMs and other service providers within these markets have experienced periods of capacity shortage and periods of excess capacity, as well as periods of either high or low demand for their products. In periods of excess capacity or low demand, purchases of capital equipment may be curtailed, including equipment that incorporates our products. A reduction in demand for the manufacture and purchase of equipment for these markets, whether due to cyclical, macroeconomic or other factors, or due to our reduced ability to compete based on cost or technical factors, could substantially reduce our net sales and operating results and adversely affect our financial condition. Moreover, if these markets fail to grow as expected, we may be unable to maintain or grow our revenues. The multiple variables which affect the communications, networking, aerospace, defense, instrumentation and industrial markets for our products, as well as the number of parties involved in the supply chain and manufacturing process, can impact inventory levels and lead to supply chain inefficiencies. As a result of these complexities, we have limited visibility to forecast revenue projections accurately for the near and medium-term timeframes.

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

We intend to continue exploring opportunities to buy other businesses or technologies that could complement, enhance, or expand our current business or product line, or that might otherwise offer us growth opportunities. We may have difficulty finding such opportunities or, if such opportunities are identified, we may not be able to complete such transactions for reasons including a failure to secure necessary financing.

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

If single-source components or key raw materials were to become unavailable on satisfactory terms, and we could not obtain comparable replacement components or raw materials from other sources in a timely manner, our business, results of operations and financial condition could be harmed. On occasion, one or more of the components used in our products have become unavailable, resulting in unanticipated redesign and related delays in shipments. Changes in global economic and geopolitical conditions and the ongoing COVID-19 pandemic have disrupted supply chains and the ability to obtain components and raw materials around the world for all companies, including us. We cannot give assurance that we will be able to obtain the necessary components and raw materials necessary to conduct our business. In addition, our suppliers may be impacted by compliance with environmental regulations including RoHS and Waste Electrical and Electronic Equipment (“WEEE”), which could disrupt the supply of components or raw materials or cause additional costs for us to implement new components or raw materials into our manufacturing processes.

As a supplier to U.S. Government defense contractors, we are subject to a number of procurement regulations and other requirements and could be adversely affected by changes in regulations or any negative findings from a U.S. Government audit or investigation.

As a supplier to certain U.S. Government defense contractors, we must comply with certain procurement regulations and other requirements. Maintaining registration under the System for Award Management (SAM) is critical in order to receive US Government contracts. As a small business we obtain preferential treatment for awards from tier one Government contractors however to maintain this position we are required to submit annually “Representation and Certification” documents attesting to our size, revenue, and internal controls for anti-discrimination, avoidance of counterfeit components, and a number of other federally mandated issues.

From time to time, we may also be subject to U.S. Government investigations relating to our or our customers’ operations. In particular for international business we are required to submit a request for Automated Export System (AES) validation used by US Government agencies to measure the compliance of U.S. exports with U.S export control laws. The cost of cooperating or complying with such audits or investigations may adversely affect our financial results.

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

Despite testing, errors or defects may be found in new products or upgrades after the commencement of commercial shipments. Undetected errors and design flaws have occurred in the past and could occur in the future. These errors could result in delays, loss of market acceptance and sales, diversion of development resources, damage to the Company’s reputation, product liability claims and legal action by its customers and third parties, failure to attract new customers and increased service costs.

Communications and network infrastructure equipment manufacturers increasingly rely upon contract manufacturers, thereby diminishing our ability to sell our products directly to those equipment manufacturers.

There is a continuing trend among communications and network infrastructure equipment manufacturers to outsource the manufacturing of their equipment or components. As a result, our ability to persuade these OEMs to utilize our products in customer designs could be reduced and, in the absence of a manufacturer’s specification of our products, the prices that we can charge for them may be subject to greater competition.

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

We rely on information technology (“IT”) systems in order to achieve our business objectives. We also rely upon industry accepted security measures and technology to securely maintain confidential information maintained on our IT systems. However, our portfolio of hardware and software products, solutions and services and our enterprise IT systems may be vulnerable to damage or disruption caused by circumstances beyond our control such as catastrophic events, power outages, natural disasters, computer system or network failures, computer viruses, cyber-attacks or other malicious software programs. The failure or disruption of our IT systems to perform as anticipated for any reason could disrupt our business and result in decreased performance, significant remediation costs, transaction errors, loss of data, processing inefficiencies, downtime, litigation and the loss of suppliers or customers. A significant disruption or failure could have a material adverse effect on our business operations, financial performance and financial condition.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on our system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). We are required to comply with the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), and other rules that govern public companies.

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

From January 1, 2022 through December 31, 2022, the high and low closing sales prices for our common stock were $15.00 and $3.94, respectively. From October 7, 2022, the date that Separation of the MtronPTI business was completed and MtronPTI became an independent, publicly traded company listed on the NYSE American, to December 31, 2022, the high and low closing sales prices for our common stock were $5.50 and $3.94, respectively. There is a limited public market for our common stock, and we cannot provide assurances that a more active trading market will develop or be sustained. As a result of limited trading volume in our common stock, the purchase or sale of a relatively small number of shares could result in significant price fluctuations and it may be difficult for holders to sell their shares without depressing the market price for our common stock.

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

Our officers, directors and 10% or greater stockholders control approximately 37.5% of the voting power represented by our outstanding shares of common stock as of March 31, 2023.

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

The warrants to purchase shares of our common stock are “modified European style warrants”. Before the Spin-Off the warrants had an exercise price of $12.50 per share and only became exercisable on the earlier of (i) the expiration date, November 16, 2025, and (ii) such date that the 30-day volume weighted average price per share, or VWAP, of our common stock was greater than or equal to $17.50. Subsequent to the Spin-Off, the warrants original exercise price of $12.50 was adjusted to $4.75, and the original warrant trigger price for potential acceleration of the exercise date of $17.50 was adjusted to $6.65. The previously announced distribution of MtronPTI shares under the Spin-Off was a qualifying dilutive event that required an adjustment under Section 10 I of the warrant agreement, with the exercise price of the warrants and the trigger price for the potential acceleration of the exercise date for its warrants adjusted using the calculation provided within the warrant agreement.

Once the warrants become exercisable, they may be exercised in accordance with the terms of the warrant agreement until their expiration.

This exercise price does not necessarily bear any relationship to established criteria for valuation of our common stock, such as book value per share, cash flows, or earnings; and the holder of such warrant should not consider this exercise price as an indication of the current or future market price of our common stock. There can be no assurance that the market price of our common stock will exceed $4.75 per share at any time, on the expiration date of the warrants, November 16, 2025, or at any other time the warrants may be exercised. If the warrants only become exercisable on the expiration date and the market price of our common stock on such date does not exceed $4.75 per share, the warrants will be of no value.

There can be no assurance that the 30-day VWAP of our common stock will be greater than or equal to $6.65 at any time prior to the expiration date of the warrants, November 16, 2025. As a result, the warrants may become exercisable only on the expiration date. If the warrants may be exercised only on the expiration date and the holder thereof does not exercise its warrants on that date, such warrants will expire and be of no value.

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

Risks Related to the Separation

We may be unable to achieve some or all of the expected benefits of the Spin-Off, and the Spin-Off may adversely affect our business.

Although we believe that separating our electronics component segment into a stand-alone, publicly traded company (the “Spin-off”) has provided financial, operational and other benefits to us and our stockholders, we cannot provide assurance that we will achieve the full strategic and financial benefits expected from the spin-off. If we do not realize the intended benefits of the spin-off, we could suffer a material adverse effect on our business, financial conditions, results of operations and cash flows.

The Separation could result in substantial tax liability to us and our stockholders.

We received an opinion of a tax expert to the effect that, for U.S. federal income tax purposes, the spin-off qualifies for tax-free treatment under certain sections of the Internal Revenue Code. However, the opinion relies on certain assumptions, representations and undertakings, including those relating to the past and future conduct of our business, and the opinion would not be valid if such assumptions, representations and undertakings were incorrect. Furthermore, the opinion is not binding on the Internal Revenue Service ("IRS") or the courts. If, notwithstanding receipt of the opinion, the spin-off or certain related transactions are determined to be taxable, we would be subject to a substantial tax liability. In addition, if the spin-off is taxable, each holder of our common stock who received shares of M-tron Industries, Inc. in connection with the spin-off would generally be treated as receiving a taxable dividend in an amount equal to the fair value of the shares received.

Even if the spin-off otherwise qualifies as a tax-free transaction, the distribution would be taxable to us (but not to our stockholders) in certain circumstances if future significant acquisitions of our stock or the stock of M-tron Industries, Inc. are determined to be part of a plan or series of related transactions that included the spin-off. In this event, the resulting tax liability could be substantial. In connection with the spin-off, we entered into a Tax Sharing and Indemnification Agreement with M-tron Industries, Inc., pursuant to which M-tron Industries, Inc. agreed to not enter into any transaction that could cause the spin-off or any related transactions to be taxable to us without our consent and to indemnify us for any tax liability resulting from any such transaction. In addition, these potential tax liabilities may discourage, delay or prevent a change of control of us.

The distribution of MtronPTI common stock may not qualify for tax-free treatment.

There is a risk that the distribution may not qualify for tax-free treatment and, accordingly, will be a taxable transaction to the Company’s stockholders. While the distribution is intended to be tax-free under Section 355 of the Internal Revenue Code of 1986, as amended (the “Code”), and while we believe that the Company’s stockholders should not recognize gain or loss as a result of the distribution and that no amount should be included in their income as a result of the distribution for U.S. federal income tax purposes, the Company nor MtronPTI has applied or will apply for a private letter ruling from the Internal Revenue Service (the “IRS”) with respect to the tax consequences of the distribution. Accordingly, there can be no assurance that the IRS or another taxing authority will not assert that the distribution is taxable to the Company, MtronPTI or the Company’s stockholders. If the distribution is determined to be taxable for U.S. federal income tax purposes, the receipt of MtronPTI Common Stock in the spin-off is expected to be treated as a distribution of property in an amount equal to the fair market value of the stock received. We believe that a reasonable approach to determine the fair market value of the shares of MtronPTI Common Stock received would be to use the volume weighted average price of MtronPTI Common Stock on the first full trading day following the distribution. In such circumstances, the distribution of MtronPTI Common Stock in the spin-off would be treated as ordinary dividend income to the extent considered paid out of the Company’s current or accumulated earnings and profits (as determined under U.S. federal income tax principles). Distributions in excess of the Company’s current year and accumulated earnings and profits will be treated as a non-taxable return of capital, which reduces basis, to the extent of the holder’s basis in its shares of the Company’s common stock, as applicable, and thereafter as capital gain. The amount of those earnings and profits is not determinable at this time because it will depend on the Company’s income for the entire tax year in which the distribution occurs.

In connection with the distribution, MtronPTI and LGL entered into a Tax Indemnity and Sharing Agreement pursuant to which MtronPTI and LGL will be responsible for certain liabilities and obligations following the distribution. In general, under the terms of the tax matters agreement, if the distribution, together with certain related transactions, were to fail to qualify as a tax-free transaction under Sections 355 and 368(a)(1)(D) of the Code (including as a result of Section 355I of the Code) if such failure were the result of actions taken after the distribution by the LGL or MtronPTI, then the party responsible for such failure will be responsible for all taxes imposed on LGL to the extent such taxes result from such actions.

As a result of the Separation, certain of our directors and officers may have actual or potential conflicts of interest because of their positions or relationships with MtronPTI.

As a result of the Separation, Marc Gabelli will serve as the non-executive chairman of the board of MtronPTI and will also serve as chairman of the board and chief executive officer of the Company and Michael J. Ferrantino will serve as chief executive officer and as a director of MtronPTI and also as a director of the Company. Such dual roles could create, or appear to create, potential conflicts of interest when the Company and MtronPTI’s officers and directors face decisions that could have different implications for the two companies.

In addition, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between the Company and MtronPTI regarding the terms of the agreements governing the separation and the relationship thereafter between the companies.

Item 1B.     Unresolved Staff Comments.

None.

Item 2.	Properties.

The Company’s principal executive offices are located in Orlando, Florida and services are provided to LGL by MtronPTI staff under the Amended and Restated Transitional Administrative and Management Services Agreement with MtronPTI. PTF’s operations, which make up our electronic instruments segment, are located in Wakefield, Massachusetts.

PTF leases approximately 3,600 square feet of office and manufacturing space in Wakefield, Massachusetts.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Our common stock and warrants are traded on the NYSE, under the symbols “LGL” and “LGL WS”, respectively. Based upon information furnished by our transfer agent, at March 31, 2023, we had in excess of 800 holders of record of our common stock and in excess of 800 holders of record of our common stock warrants.

Stock Repurchase Program

On August 29, 2011, our Board authorized the Company to repurchase up to 100,000 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized and available for repurchase under the Company’s existing share repurchase program to 540,000 shares, at such times, amounts and prices as the Company shall deem appropriate. Subject to certain safe harbor rules, the timing, amounts, and manner in which the Company can repurchase shares is tied to prevailing trading volumes and other limitations, which includes a general limitation to 25% of the average daily trading volume based on the most recent prior four weeks. During the years ended of December 31, 2022 and 2021 the Company did not repurchase any shares. To date, the Company has repurchased a total of 81,584 shares of common stock under this program at a cost of $580,000, which shares are currently held in treasury.

Cash Dividend Policy

Our Board has adhered to a practice of not paying cash dividends. This policy takes into account our long-term growth objectives, including our anticipated investments for organic growth, potential technology acquisitions or other strategic ventures and stockholders’ desire for capital appreciation of their holdings. No cash dividends have been paid to our stockholders since January 30, 1989, and none are expected to be paid for the foreseeable future.

Warrants

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

The distribution of MtronPTI shares was a qualifying dilutive event that required an adjustment, with the exercise price of the warrants and the trigger price for the potential acceleration of the exercise date for its warrants adjusted using the calculation provided within the warrant agreement. The exercise price was adjusted from $12.50 to $4.75 and the trigger price was adjusted from $17.50 to $6.65. Assuming that all warrants are exercised, the net proceeds from the exercise of the warrants will be approximately $5.0 million. The Company intends to use the net proceeds from the exercise of the warrants for general corporate purposes, which may include working capital, general and administrative expenses, capital expenditures and implementation of our strategic priorities. Pending the application of the net proceeds, we may invest the proceeds in short-term, interest bearing, investment-grade marketable securities or money market obligations.

Item 6.	Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our audited consolidated financial statements and the accompanying notes. This discussion contains forward-looking statements, including statements regarding our expected financial position, business and financing plans. These statements involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Report, particularly under the headings “Caution Concerning Forward-Looking Statements” and “Risk Factors”.

Overview

The Company is a diversified holding company engaged in investment and manufacturing business activities. The Company, through its manufacturing business subsidiary, is engaged in the designing, manufacturing and marketing of high-performance Frequency and Time Reference Standards that form the basis for timing and synchronization in various applications. The Company’s primary markets are aerospace and defense.

The accompanying consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries except its sole variable interest entity (“VIE”), LGL Systems Acquisition Holding Company, LLC (the “Sponsor”).

Discussion of Operating Results from Continuing Operations

Factors Which May Influence Results of Operations

We are not aware of any material trends or uncertainties, other than the global economic conditions affecting our industry generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on our revenues or income other than those listed in Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K.

In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the Company determined that MtronPTI met the conditions for a discontinued operation and it has been recorded as such in the consolidated financial statements. The Company reports financial results for discontinued operations separately from continuing operations in order to distinguish the financial impact of the potential disposal transaction from ongoing operations. Prior financial information has been updated to reflect the required presentation for discontinued operations under ASC 205-20. See Note C –Discontinued Operations to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Report for further details.

COVID-19

The COVID-19 pandemic (“COVID”) has had and may continue to have an adverse impact on our operations and financial performance, as well as on the operations and financial performance of many of the customers and suppliers in industries that we serve. The COVID pandemic continues to present business challenges, and we continue to experience impacts related to COVID, primarily in higher raw material prices, disruptions in global supply chains, delays in supplier deliveries, delays in deliveries to customers, labor shortages and employee absences.

The ultimate impact of COVID on our operations and financial performance depends on many factors that are not within our control, including, but not limited to, potential subsequent waves of COVID infection or potential new variants and the possible resistance of new variants to currently available vaccines, the effectiveness and adoption of COVID vaccines and therapeutics, governmental, business and individuals’ actions that have been and may in the future be taken in response to the pandemic (including shutdown orders, border closings, restrictions on travel and transport and workplace restrictions) and resulting supplier impacts. In addition, to the extent global vaccination programs do not achieve intended results and a longer period of economic and global supply chain and related disruption continues, the more adverse the impact will be on our business operations, financial performance and results of operations.

Inflation and Rising Interest Rates

During 2022, inflation in the United States accelerated and, as of the date of this Report, is currently expected to continue at an elevated level in the near-term. Rising inflation may have an adverse impact on our manufacturing cost of sales along with engineering, selling and administrative expenses, as these costs could increase at a rate higher than our revenue. The U.S. Federal Reserve raised the federal funds rate a total of seven times throughout 2022, resulting in a range from 4.25% to 4.50% as of December 31, 2022. It is expected that the Federal Reserve may continue to increase the federal funds rate during 2023 to, among other things, control inflation.

2022 Compared to 2021

Consolidated Revenues, Gross Margin and Backlog

Total revenues were $1,655,000, an increase of $209,000, or 14.5%, from $1,446,000 in 2021. The increase in revenue reflects strong performance in our defense and communication markets.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales as a percentage of revenues, were 49.4% compared to 50.8% for the prior year. Volume based gross margin improvements were muted by inflationary cost pressures.

As of December 31, 2022, our order backlog was $360,000, an increase of 0.6% compared to $358,000 as of December 31, 2021. The backlog of unfilled orders includes amounts based on purchase orders, which we have determined are firm orders likely to be fulfilled primarily in the next 12 months.

Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any. We expect to fill a substantial portion of our order backlog as of December 31, 2022 in 2023, but cannot provide assurances as to what portion of the order backlog will be fulfilled in a given year.

Operating (Loss) Income

The Company reported an operating loss of $2,047,000 compared to an operating loss of $3,521,000 for the year ended December 31, 2021. This decrease largely relates to a donation of IRNT stock in 2021 totaling $1,318,000 which did not occur in 2022. This charge is recorded in Engineering, selling and administrative expense (“ES&A expense”) on the Consolidated Statement of Operations. ES&A also includes selling, general and administrative expenses of PTF totaling $716,000 compared to $627,000 for the year ended December 31, 2021. ES&A also includes corporate salary and benefits of $791,000 compared to $705,000 for the year ended December 31, 2021. These expenses are primarily related to compensation paid to four executive officers. Beginning at Separation, the compensation for three of these executives will be handled through a shared agreement between the Company and MtronPTI. ES&A also includes insurance costs of $377,000 as compared to $255,000 for the year ended December 31, 2021. Also included in ES&A expense are audit fees of $283,000 compared to $276,000 for the year ended December 31, 2021.

Interest Income, net

Interest income, net was $194,000 compared to $1,000 for the year ended December 31, 2021 due to the general increase in interest rates late in 2022 coupled with a cash proceeds from the sale of IRNT stock in late 2021 which was available for investment for the full year in 2022.

Gain (Loss) on Equity Investment in Unconsolidated Subsidiary

The Company recognized a gain on equity investment in unconsolidated subsidiary of $59,453,000 for the year ended December 31, 2021. As more fully described below in the Non-Recurring Items: Equity Investment in Unconsolidated Subsidiary section, the balance reflects the impact of the IronNet Business Combination and subsequent Sponsor distribution of IRNT securities. The fair value of IRNT securities determined at the date of distribution represents the basis of these securities in determining realized and unrealized (losses) and gains.

Realized (Loss) Income on Marketable Securities

During the year ended December 31, 2022, the realized loss on marketable securities was $22,649,000 compared to $16,962,000 of realized loss for the year ended December 31, 2021. Excluding the realized loss related to the disposition of IRNT common stock and related derivative positions of $22,869,000, investment income from dividends was $220,000 compared to $415,000 for the year ended December 31, 2021. See Note E – Marketable Securities in the accompanying Notes to Consolidated Financial Statements for additional details.

Unrealized (Loss) Gain on Marketable Securities

During the year ended December 31, 2022, the unrealized gain on marketable securities was $18,121,000 compared to a $22,949,000 unrealized loss for the year ended December 31, 2021. Excluding the unrealized gains of $18,607,000 and unrealized loss of $22,834,000 from the changes in fair value of the Company’s IRNT common stock and derivative positions held at December 31, 2022 and 2021, respectively, the unrealized loss of $486,000 for the year ended December 31, 2022 compared to an unrealized loss of $115,000 for the year ended December 31, 2021. See Note E – Marketable Securities to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Report.

Investment gains and losses have caused significant volatility in our earnings, particularly with respect to our IRNT securities position.

Other Expense, Net

Other expense, net was $25,000 compared to less than $1,000 for the year ended December 31, 2021.

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

The Company follows a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and for which actual outcomes may differ from forecasted outcomes. The Company's policy is to include interest and penalties related to uncertain tax positions in income tax expense.

We recorded a tax benefit of $1,529,000 and expense of $3,472,000 for the years ended December 31, 2022 and 2021, respectively. This significant difference was largely driven by the $19,543,000 of other income resulting from our Sponsor investment in 2021 and the realized and unrealized losses from the IRNT position which was reversed for the year ended December 31, 2022 with $4,528,000 of net investment losses from marketable securities for the year ended December 31, 2022.

Income from Discontinued Operations, Net of Tax

Income from discontinued operations, net of tax was $1,885,000 and $2,088,000 for the years ended December 31, 2022 and 2021, respectively. These amounts represent the income which was formerly earned by the discontinued operation less the costs directly related to the spin-off and is presented net of the related tax effect.

Net (Loss) Income

Net loss was $2,992,000 compared to net income of $14,638,000 for the year ended December 31, 2021. The comparative decline in net (loss) income was largely from the aforementioned realized and unrealized gains (losses) on marketable securities. Basic net (loss) income per share for the years ended December 31, 2022 and 2021 was $(0.91) and $2.38, respectively. Diluted net (loss) income per share for the years ended December 31, 2022 and 2021 was $(0.91) and $2.35, respectively.

Non-Recurring Items: Equity Investment in Unconsolidated Subsidiary

In total, the Company invested $6.1 million in LGL Systems Acquisition Holdings, LLC, the Sponsor of LGL Systems Acquisition Corp., a NYSE-listed SPAC trading under the symbol “DFNS” which later completed a business combination with IronNet Cybersecurity, Inc. and began trading on the NYSE under the symbol “IRNT”. On September 14, 2021, the Company received 1,572,529 shares of IRNT common stock and 2,065,000 IRNT private warrants, as part of the Sponsor’s distribution to certain of its members, with an aggregate fair value of $65.3 million on the date of distribution. In an effort to continue its stakeholder responsibilities in the context of global corporate citizenship, the Company made a charitable gift on September 28, 2021 of 50,000 restricted shares of IRNT stock. In October 2021, the Company received 1,271,406 shares of IRNT common stock from a cashless exercise of its private warrants.

Prior to the distribution on September 14, 2021, the Company reported its original $6.1 million investment in the Sponsor under the equity method of accounting, recognizing a cumulative Sponsor gain of $59.5 million since its initial 2019 investment which included the $65.3 million investment value increase from the Sponsor’s receipt of IRNT securities. After the Sponsor’s distribution, the Company’s IRNT securities were classified as marketable securities, with the change in fair value reported as realized and unrealized losses.

As of December 31, 2021, the Company sold 1,455,315 shares of its IRNT common stock partially monetizing its $6.1 million Sponsor investment. Proceeds of $18.5 million from the sale of these shares and the closing of certain IRNT-related derivative transactions were received. At December 31, 2021, we held 1,338,620 shares of IRNT common stock in our portfolio of which 300,000 shares were hedged and in the money. In addition, as a result of the tax gain on the IRNT share sales, the Company was able to utilize nearly all of its net operating loss carryforwards along with a significant portion of its tax credit carryforward to reduce federal and state taxes payable by approximately $2.5 million for the year ended December 31, 2021.

Through December 31, 2022, the Company has sold 2,595,185 shares of its IRNT common stock resulting in cumulative proceeds of $19,345,000. At December 31, 2022 we held 198,750 shares of IRNT common stock.

Liquidity and Capital Resources

As of December 31, 2022 and 2021, cash and cash equivalents were $21,507,000 and $26,381,000, respectively.

Cash (used in) provided by operating activities was a use of $817,000 and a provision of $1,352,000 for the years ended December 31, 2022 and 2021, respectively.

Cash (used in) provided by investing activities for the years ended December 31, 2022 and 2021 was a use of $5,833,000 and a provision of $9,406,000, respectively. These changes resulted from our Investment business.

Cash used in financing activities for the years ended December 31, 2022 and 2021 was $859,000 and $73,000, respectively. In the current year, this included $1,000,000 which was spun off with Mtron during the Separation.

As of December 31, 2022, our consolidated working capital was $38,753,000, compared to $51,410,000 as of December 31, 2021. As of December 31, 2022, we had current assets of $39,340,000, current liabilities of $587,000 and a ratio of current assets to current liabilities of 67.02 to 1.00. As of December 31, 2021, we had current assets of $55,836,000, current liabilities of $4,426,000 and a ratio of current assets to current liabilities of 12.62 to 1.00. Management continues to focus on efficiently managing working capital requirements to match operating activity levels and will seek to deploy the Company’s working capital where it will generate the greatest returns.

We believe that existing cash and cash equivalents, marketable securities and cash generated from operations will provide sufficient liquidity to meet our ongoing working capital and capital expenditure requirements for the next 12 months from the date of this filing. The Company’s management continues to strive for profitability both internally and through acquisition.

Our Board has adhered to a practice of not paying cash dividends. This policy takes into account our long-term growth objectives, including our anticipated investments for organic growth, potential acquisitions or other strategic ventures and stockholders’ desire for capital appreciation of their holdings. No cash dividends have been paid to the Company’s stockholders since January 30, 1989, and none are expected to be paid for the foreseeable future.

Completion of Spin-Off of MtronPTI from LGL

On October 7, 2022 (the “Distribution Date”), at 12:01 a.m. Eastern Time, the spin-off (the “Spin-Off”) of M-tron Industries, Inc. (“Mtron”) from The LGL Group, Inc. (“LGL”) was completed. The Spin-Off of Mtron was achieved through LGL’s distribution (the “Distribution”) of 100% of the shares of Mtron common stock to holders of LGL common stock as of the close of business on the record date of September 30, 2022. LGL stockholders of record received one-half share of Mtron common stock for every share of LGL common stock. Following the Distribution, Mtron became an independent, publicly traded company with its common stock listed under the symbol “MPTI” on the NYSE American, and LGL retained no ownership interest in Mtron.

In connection with the Separation, Mtron entered into several agreements with LGL that, among other things, effect the Separation and provide a framework for its relationship with LGL after the Separation, including (i) an Amended and Restated Separation and Distribution Agreement which provides for, among other things, the mechanics for effecting the Distribution as well as certain ongoing responsibilities of Mtron and LGL subsequent to the Distribution, (ii) an Amended and Restated Transitional Administrative and Management Services Agreement with Mtron, which, among other things, specifies that LGL will provide Mtron, and Mtron will provide LGL, with certain administrative and management services for up to a twelve-month period after the Distribution, and (iii) an Amended and Restated Tax Indemnity and Sharing Agreement, which, among other things, contains certain agreements and covenants related to tax matters involving LGL and Mtron and covers time periods before and after the Distribution. For more information regarding the agreements entered into in connection with the Distribution, please refer to Mtron’s registration statement on Form 10, as amended, and filed on August 19, 2022 with the SEC, and the Information Statement contained therein.

The foregoing description of the Amended and Restated Separation and Distribution Agreement, Amended and Restated Transitional Administrative and Management Services Agreement, and Amended and Restated Tax Indemnity and Sharing Agreement does not purport to be complete and is qualified in its entirety. Please see the full text of the Agreements, filed as Exhibits 2.2, 10.4, and 10.5, respectively, to this Report on Form 10-K.

See Note C –Discontinued Operations in the accompanying Notes to Consolidated Financial Statements to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Report. for further details of the transaction.

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

Income Taxes

We account for income taxes in accordance with Accounting Standards Codification Topic 740 “Income Taxes”, which requires an asset and liability approach for the financial accounting and reporting of income taxes. Under this method, deferred income taxes are recognized for the expected future tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These balances are measured using the enacted tax rates expected to apply in the year(s) in which these temporary differences are expected to reverse. The effect of a change in tax rates on deferred income taxes is recognized in income in the period when the change is enacted.

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

The Company follows a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and for which actual outcomes may differ from forecasted outcomes. The Company's policy is to include interest and penalties related to uncertain tax positions in income tax expense.

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

See the financial statements included at the end of this Report beginning on page 49.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2022 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2022, were effective.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2022 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, our management has concluded that our internal controls over financial reporting were effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

The following table sets forth information regarding our directors as of December 31, 2022, including their business experience for the past five years (and, in some instances, for prior years) and their specific experience, qualifications, attributes or skills that led to the conclusion that they should serve as directors.

Name	Age	Director Since	Offices and Positions Held with the Company, Business Experience and Principal Occupation for the Last Five Years, and Directorships in Public Corporations and Investment Companies
Marc Gabelli	55	2004

Mr. Gabelli currently serves as Chairman of the Board and Co-Chief Executive Officer for The LGL Group, Inc. (December 2017 to present, and October 2022 to present); President and Managing Partner, GGCP, Inc. (1999 to present) and holds various executive and directorship roles at GGCP financial services subsidiaries including GAMCO Investors, Inc., Associated Capital Group, Inc. and Teton Advisors, Inc.; He formerly served as Chairman and Chief Executive Officer, LGL Systems Acquisition Corp. (NYSE: DFNS) from September 2019 to August 2021; Chairman of Gabelli Merger Plus Trust (GMP-LSE) since July 2017; Mr. Gabelli brings to the Board his extensive knowledge of the Company’s business and industry due to his longstanding service on the Board, as well as his financial expertise and leadership experience as an executive of various investment firms.

Timothy Foufas	54	2007

Mr. Foufas serves as Co-President at PMV Consumer Acquisition Corp, Inc. (OTC Pink: PMVC) (August 2021 to present) and as Managing Partner, Plato Foufas & Co. LLC (2005 to present), a financial services company. He previously served as Vice President and Chief Operating Officer, LGL Systems Acquisition Corp. (NYSE: DFNS) from September 2019 to August 2021; Chief Executive Officer of LGL Systems Acquisition Corp. from inception to September 2019; President, Levalon Properties LLC (2007 to 2018), a real estate property management company; Senior Vice President, Bayshore Management Co. LLC (2005 to 2006), a real estate property management company; Director of Investments, Liam Ventures Inc. (2000 to 2005), a private equity investment firm; and Director, ICTC Group, Inc. (2010 to 2013), a rural local exchange carrier headquartered in Nome, ND. Mr. Foufas brings to the Board his management skills and expertise in financial, investment and real estate matters.

Manjit Kalha	47	2011

Mr. Kalha has served as a Vice President at Teton Advisors, Inc. (OTC Pink: TETAA) (January 2022 to present), Executive Vice President (Finance) at PMV Consumer Acquisition Corp, Inc. (OTC Pink: PMVC) (September 2020 to present); Managing Director, Horizon Research (August 2012 to present), a firm that provides investment management and research services; Chief Executive Officer, Horizon AMC (June 2008 to present), a firm that provides investment management and consulting services; Chief Executive Officer and Director, Jeet Associates Private Limited (December 2006 to present), a consulting firm based in New Delhi that provides business strategy, finance, and taxation advisory services. Mr. Kalha began his career at Arthur Andersen’s New Delhi office. Mr. Kalha brings to the Board his experience in management and manufacturing operations, and an extensive knowledge of global financial markets.

Kaan Aslansan	49	2022

Mr. Aslansan currently serves as Senior Advisor and Managing Director, Alvarez and Marsal Corporate Performance Improvement (November 2021 to present, and February 2018 to October 2021) a restructuring, advisory and consulting company; Co-President, SOL Investment Group (December 2021 to present), a software services investment management services provider; Co-founder and Managing Director, Optimity Advisors (2009 to 2018), a global consulting company servicing the Media & Entertainment, Financial Services, Insurance and Healthcare sectors. Mr. Aslansan brings to the Board his extensive knowledge of corporate finance and technology, due-diligence, mergers and acquisitions and digital transformation.

Michael Ferrantino	51	2019

Mr. Ferrantino currently holds the position of Co-Chief Executive Officer for The LGL Group, Inc. (April, 2021 to present) and also holds the position of Chief Executive Officer for M-tron Industries Inc. and is on the board of Gabelli Equity Trust, Inc. and Gabelli Utility Trust. Mr. Ferrantino formerly served as a Director of, LGL Systems Acquisition Corp, Inc. from September 2019 to August, 2021 and was Chief Executive Officer & Director at Valpey-Fisher Corp. Mr. Ferrantino received an undergraduate degree from Rensselaer Polytechnic Institute and an MBA from Loyola University Maryland, Inc. Mr. Ferrantino brings to the Board his experience in management and manufacturing operations, and an extensive knowledge of global financial markets.

Executive Officers

The following table sets forth information regarding our executive officers as of December 31, 2022, including their business experience for the past five years and prior years.

Name	Age	Offices and Positions Held with the Company, Business Experience and Principal Occupation for the Last Five Years
Michael Ferrantino	51	Mr. Ferrantino’s biographical information can be found under the section for Directors, above.
Marc Gabelli	55	Mr. Gabelli’s biographical information can be found under the section for Directors, above.
James W. Tivy	55

Chief Accounting Officer, The LGL Group, Inc. (October 2022 to present); Chief Financial Officer, M-tron Industries Inc. (October 2022 to present); Chief Financial Officer, The LGL Group, Inc. (January 2018 to October 2022); SVP, Finance for INTL FCStone Securities Inc. (November 2012 to January 2017); Group Controller, INTL FCStone Inc. (January 2008 to November 2012).

Linda Biles	61	Vice-President, Controller, The LGL Group, Inc. (June 2020 to present); Vice-President and Controller for MtronPTI (2007 to present).
Patrick Huvane	55

Senior Vice President of Business Development (April 2019 to present and appointed from December 31, 2022 Executive Vice-President, Finance and Business Development, The LGL Group, Inc.); Vice President, Finance and Accounting, LGL Systems Acquisition Corp. (NYSE: DFNS) (September 2019 to August, 2021); Co-Chief Financial Officer of Associated Capital Group, Inc. (NYSE: AC) (July 2022 to present); Chief Financial Officer of Teton Advisors, Inc. (OTC: TETAA) since 2019. From 2007 to 2018, Mr. Huvane was employed by Tiptree Inc. (NASD: TIPT) as Chief Accounting Officer.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors, and persons who beneficially own more than 10% of our equity securities registered pursuant to Section 12 of the Exchange Act, to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of the reports filed during 2022 and/or written representations from the reporting persons, we believe that, during our fiscal year ended December 31, 2022, all required Section 16(a) filings were timely and correctly made by reporting persons for 2022.

Code of Ethics

We adopted a code of ethics as part of our Business Conduct Policy, which applies to all of our employees, including our principal executive, financial and accounting officers. Our Business Conduct Policy is available at www.lglgroup.com. Amendments to and waivers of our code of ethics and Business Conduct Policy will be disclosed on our website.

Audit Committee

The Audit Committee of the Board (the "Audit Committee") consists of Messrs. Kalha, Aslansan and Foufas. The Board has determined that all Audit Committee members are financially literate and independent under applicable NYSE listing standards. Mr. Kalha serves as Chairman of the Audit Committee, and the Board has determined that he qualifies as the Audit Committee financial expert, as defined under the Exchange Act.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth information with respect to compensation earned by the named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)		Total ($)
Marc Gabelli	2022	—	—	—		—
Chief Executive Officer						—
Patrick Huvane	2022	50,000	—	—		50,000
Executive Vice President	2021	50,000	—	—		50,000
Michael Ferrantino (2)*	2022	176,538	—	—	(3)	176,538
President and Chief	2021	161,827	—	532,800	(3)	694,627
Executive Officer
Ivan Arteaga (2)	2022	6,250	—	—		6,250
Former Interim Chief	2021	17,702	—	—		17,702
Executive Officer
James W. Tivy*	2022	83,846	25,000	313,800	(4)	422,646
Chief Financial Officer / Chief Accounting Officer	2021	96,000	25,000	—		121,000
Linda Biles*	2022	105,024	27,000	—		132,024
Vice President, Controller	2021	132,018	27,000	—		159,018

*The above amounts include amounts earned through the spin-off date, October 6, 2022. Subsequent to the spin-off consulting services were provided and are covered under the transitional services agreement.

(1)

Reflects the aggregate grant date fair value of stock awards or option awards granted in the applicable year, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. For a discussion of the assumptions and methodologies used to calculate these amounts, please see Note–M - Stock-Based Compensation in the accompanying Notes to Consolidated Financial Statements.

(2)

While serving as an officer of the Company, compensation is not provided for services as a director. See Non-Employee Director Compensation table for (i) Mr. Ferrantino’s remuneration as a director prior to his appointment as an officer; and (ii) Mr. Arteaga’s remuneration as a director following the completion of his assignment as Interim Chief Executive Officer and prior to his appointment as CFO.

(3)

On December 28, 2021, the Company awarded Mr. Ferrantino 45,000 restricted shares of common stock with a grant date fair value of $532,800. 15,000 of these restricted shares were canceled on October 6, 2022 as a result of the Spin-Off when MtronPTI was spun off and became a public company.

(4)

On April 30, 2022, the Company awarded Mr. Tivy 30,000 restricted shares of common stock with a grant date fair value of $313,800. The 30,000 restricted shares were canceled on October 6, 2022 as a result of the Spin-Off when MtronPTI was spun off and became a public company.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the information with respect to outstanding equity awards held by our named executive officers as of December 31, 2022.

	Stock Awards (1)
Name	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($) (3)
Ivan Arteaga (2)	3,750	15,188
(1)	There are no LGL stock options held by any named executive officers.
(2)

On March 26, 2020, the Company awarded Mr. Arteaga 45,000 restricted shares of common stock in connection with his role as LGL’s Interim Chief Executive Officer. Upon completion of his assignment in March 2021, 26,250 of these shares were forfeited. The remaining 18,750 shares had a grant date fair value of $168,938 and vested 15,000 at January 1, 2022 and 3,750 at January 1, 2023.

(3)	Market value is based on the closing price of our common stock on December 31, 2022 of $4.05 per share.

Non-Employee Director Compensation

The following table sets forth information with respect to compensation earned by or awarded to each non-employee director who served on the Board during the fiscal year ended December 31, 2022:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Marc Gabelli (2)	13,750	—	13,750
Timothy Foufas	29,000	—	29,000
Manjit Kalha	23,750	—	23,750
Don Hunter	26,250	—	26,250
Bel Lazar	15,000	—	15,000
John Mega	15,000	—	15,000
Ivan Arteaga (3)	14,500	—	14,500
Michael Ferrantino (4)	—	—	—
(1)	These shares were granted under the 2021 Incentive Plan.
(2)	Reflects Mr. Gabelli’s compensation earned as a non-employee director through October 6, 2022.
(3)	Reflects Mr. Arteaga’s compensation earned as a non-employee director since completing his assignment as Interim Chief Executive Officer in March 2021.
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

The following table sets forth information regarding the number of shares of our common stock beneficially owned on March 31, 2023, by:

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

	Common Stock Beneficially Owned (1)
Name and Address of Beneficial Owner	Shares		%
5% Stockholders:
Mario J. Gabelli	1,042,612	(2)	19.5
Directors and Named Executive Officers:
Marc Gabelli	844,883	(3)	15.8
Michael Ferrantino	26,721		*
Timothy Foufas	38,542		*
Manjit Kalha	24,751		*
Ivan Arteaga	20,017	(4)	*
Linda Biles	8,820		*
James W. Tivy	3,000		*
All executive officers and directors as a group (7 persons)	966,734		18.1
*	Less than 1% of outstanding shares.
(1)

The applicable percentage of ownership for each beneficial owner is based on 5,352,937 shares of common stock outstanding as of March 31, 2023. Shares of common stock issuable upon exercise of options, warrants or other rights beneficially owned that are exercisable within 60 days are deemed outstanding for the purpose of computing the percentage ownership of the person holding such securities and rights and all executive officers and directors as a group.

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

(3)

Includes (i) 80,580 shares of common stock owned directly by Marc Gabelli; and (ii) 764,303 shares held by Venator Merchant Fund, L.P. ("Venator Fund"). Venator Global, LLC ("Venator Global"), which is the sole general partner of Venator Fund, may be deemed to beneficially own the securities owned by Venator Fund. Marc Gabelli, who is the President and Sole Member of Venator Global, may be deemed to beneficially own the securities owned by Venator Fund. Marc Gabelli disclaims beneficial ownership of the securities owned by Venator Fund, except to the extent of his pecuniary interest therein.

(4)	Includes 3,750 shares of unvested restricted stock.

Equity Compensation Plan Information

The following table provides information as of December 31, 2022 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	—	$—	975,188
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	975,188
(1)

The 2021 Incentive Plan was approved by our stockholders on December 28, 2021. 1,000,000 shares of common stock are authorized for issuance under the 2021 Incentive Plan. Restricted stock awards outstanding as of December 31, 2021 amounted to 3,750 were issued under the 2021 Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons, Promoters and Certain Control Persons

Certain cash equivalents and marketable securities held and invested in various mutual funds are managed by a related entity (the "Fund Manager"). Marc Gabelli, the Company’s Chief Executive Officer and Chairman of the Board, who is also a greater than 10% stockholder, serves as an executive officer of the Fund Manager. As of December 31, 2022 and 2021, the balance with the Fund Manager totaled $26,811,000 and $15,595,000, respectively. Fund management fees earned by the Fund Manager are anticipated to be approximately 0.52% of the asset balances under management on an annual basis. The brokerage and fund transactions in 2022 and 2021 were directed solely at the discretion of the Company’s management.

All transactions between us and any of our officers, directors, director nominees, principal stockholders or their immediate family members are to be approved by the Audit Committee and are to be on terms no less favorable to us than we could obtain from unaffiliated third parties. Such policy and procedures are set forth in a resolution of the Board.

Director Independence

As required under NYSE rules, a majority of the members of a listed company's board of directors must qualify “s "independent," as affirmatively determined by such board of directors. The Board has determined that Messrs. Foufas, Kalha, and Aslansan, comprising a majority of the members of the Board, are independent within the meaning of NYSE rules.

Item 14.	Principal Accountant Fees and Services Fees Billed During Fiscal 2022 and 2021

Audit Fees

Aggregate audit fees for the years ended December 31, 2022 and 2021, were $285,000 and $247,125, respectively, and include fees billed by RSM US LLC ("RSM") as the Company's independent registered public accounting firm for the years ended December 31, 2022 and 2021. Audit fees include services relating to auditing the Company's annual financial statements included in the Company’s annual report on Form 10-K and reviewing the Company's financial statements included in the Company's quarterly reports on Form 10-Q.

Audit-Related Fees

During 2022, RSM rendered audit-related services totaling $258,850 in connection with stand-alone MtronPTI audits for 2019 and 2020, quarterly reviews for the first and second quarters of 2021 and 2022, multiple Form 10 filings, and the Company’s Proxy Statement on Schedule 14A related to obtaining stockholder approval for the Spin-Off of MtronPTI.

During 2021, RSM rendered audit-related services in connection with the Company’s Preliminary Proxy Statement on Schedule 14A relating to obtaining stockholder approval for the Spin-Off of MtronPTI and charged fees of $36,750.

All Other Fees

RSM did not render any other services during the years ended December 31, 2022 and 2021.

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

2.2

Amended and Restated Separation and Distribution Agreement by and between The LGL Group, Inc. and M-tron Industries, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 24, 2022).

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
4.4

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K filed with the SEC on March 28, 2022).

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

10.3

Form of Indemnification Agreement by and between The LGL Group, Inc. and its executive officers and directors (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed with the SEC on March 24, 2011). +

10.4

Amended and Restated Transitional Administrative and Management Services Agreement, dated as of August 19, 2022, by and between The LGL Group, Inc. and M-tron Industries, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on August 24, 2022).

10.5

Amended and Restated Tax Indemnity and Sharing Agreement, dated as of August 19, 2022, by and between The LGL Group, Inc. and M-tron Industries, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on August 24, 2022).

21.1	Subsidiaries of The LGL Group, Inc.*

23.1	Consent of Independent Registered Public Accounting Firm – RSM US LLP.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document*

Exhibit No.	Description

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

* Filed herewith

** Furnished herewith. In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

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

THE LGL GROUP, INC.

April 17, 2023	By:	/s/ Michael Ferrantino
MICHAEL FERRANTINO
Co-Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	CAPACITY	DATE

/s/ Michael Ferrantino	Co-Chief Executive Officer and Director	April 17, 2023
MICHAEL FERRANTINO	(Principal Executive Officer)

/s/ James W. Tivy	Chief Accounting Officer	April 17, 2023
JAMES W. TIVY	(Principal Financial Officer)

/s/ Timothy Foufas	Director	April 17, 2023
TIMOTHY FOUFAS

/s/ Manjit Kalha	Director	April 17, 2023
MANJIT KALHA

/s/ Kaan Aslansan	Director	April 17, 2023
KAAN ASLANSAN

/s/ Marc Gabelli	Co-Chief Executive Officer and Director	April 17, 2023
MARC GABELLI

33

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of The LGL Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The LGL Group, Inc. and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

As discussed in C to the consolidated financial statements, on October 7, 2022, the Company completed the separation of its M-tron Industries, Inc. (“MtronPTI”) business into an independent, publicly traded company. As such, MTronPTI’s business line is presented as discontinued operations to distinguish the financial impact of the disposal transaction from ongoing operations. Our opinion is not modified with respect to this matter.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Tax-Free Determination of the Spin-Off of the M-tron Industries, Inc. Business

As described in Notes A and C to the consolidated financial statements, on October 7, 2022, the Company completed the tax-free spin-off of its MtronPTI business into an independent, publicly traded company through a stock distribution to the Company’s shareholders. The spin-off of the MtronPTI business was determined by management to qualify for U.S. Federal tax-free treatment under certain sections of the Internal Revenue Code (“Code”). The determination of the MtronPTI spin-off as a U.S. Federal income tax-free transaction required management to interpret and apply judgment to complex tax laws and regulations.

We identified the determination by management that the spin-off of MtronPTI was a tax-free transaction for U.S. Federal income tax to be a critical audit matter because of the complexity of the Code and the significant judgments made by management in interpreting and applying the Code to the MtronPTI spin-off. Auditing these judgments by management involved a high degree of auditor judgment and increased audit effort, including the use of income tax professionals, due to the impact management’s judgements had on the conclusion that the spin-off of MtronPTI was a tax-free transaction for U.S. Federal income tax.

Our audit procedures related to management’s determination of the U.S Federal taxability of the MtronPTI spin-off included the following, among others:

•	With the assistance of our income tax professionals, we performed the following:

o

We obtained and read the opinion from the Company’s outside counsel, which included certain interpretations and applications of the Code and related regulations, that management utilized in forming the conclusion on the U.S. Federal taxability of the MtronPTI spin-off.

o	We considered the accuracy and completeness of the key facts contained in the opinion from the Company’s outside counsel based upon our knowledge and understanding of the spin-off transaction.

o

We considered the applicability of the requirements under the Code detailed in the opinion from the Company’s outside counsel and considered the reasonableness of management’s conclusion that the requirements were met to qualify the spin-off as tax free for U.S. Federal income tax, which included testing that both the distributed and retained businesses participated in both the collection of income and payment of expenses for each of the five years preceding the stock distribution.

o	We obtained, read, and evaluated management’s written analysis, which included written analysis from management’s external tax advisors, supporting the accounting position.

/s/ RSM US LLP

We have served as the Company’s auditor since 2011.

Orlando, Florida

April 17, 2023

THE LGL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except per Share Amounts)

	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$21,507	$26,381
Marketable securities	16,585	16,157
Accounts receivable, net of allowances of $86 and $77, respectively	543	672
Inventories, net	265	271
Prepaid expenses and other current assets	440	262
Current assets of discontinued operations	—	12,093
Total Current Assets	39,340	55,836
Property, Plant and Equipment
Gross property, plant and equipment	639	639
Less: accumulated depreciation	(638)	(638)
Net property, plant and equipment	1	1
Non-current assets of discontinued operations	—	4,198
Right-of-use lease asset	132	178
Intangible assets, net	78	100
Deferred income tax asset, net	234	—
Total Assets	$39,785	$60,313
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$310	$60
Accrued compensation and commissions expense	170	330
Income taxes payable	1	524
Other accrued expenses and liabilities	106	479
Current portion of liabilities of discontinued operations	—	3,033
Total Current Liabilities	587	4,426
Deferred income tax liability, net	—	531
Other liabilities	708	468
Non-current liabilities of discontinued operations	—	145
Total Liabilities	1,295	5,570
Contingencies (Note M)
Stockholders' Equity
Common stock, $0.01 par value - 30,000,000 shares authorized; 5,434,521 shares issued and 5,352,937 shares outstanding at December 31, 2022, and 5,446,840 shares issued and 5,308,973 shares outstanding at December 31, 2021	53	53
Additional paid-in capital	46,346	45,817
(Accumulated deficit) retained earnings	(7,329)	9,453
Treasury stock, 81,584 shares held in treasury at cost at December 31, 2022 and 2021	(580)	(580)
Total Stockholders' Equity	38,490	54,743
Total Liabilities and Stockholders' Equity	$39,785	$60,313

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2022	2021
REVENUES	$1,655	$1,446
Costs and expenses:
Manufacturing cost of sales	837	711
Engineering, selling and administrative	2,865	4,256
OPERATING (LOSS)	(2,047)	(3,521)
Other income (expense):
Interest income, net	194	1
Gain on equity investment in unconsolidated subsidiary	—	59,453
Realized loss on marketable securities	(22,649)	(16,962)
Unrealized gain (loss) on marketable securities	18,121	(22,949)
Other expenses, net	(25)	-
Total other (expense) income, net	(4,359)	19,543
(LOSS) INCOME BEFORE INCOME TAXES FOR CONTINUING OPERATIONS	(6,406)	16,022
(Benefit from) Provision for income taxes from continuing operations	(1,529)	3,472
Net (loss) income from continuing operations	(4,877)	12,550
Income from discontinued operations, net of tax	1,885	2,088
NET (LOSS) INCOME	$(2,992)	$14,638
Net (Loss) Income per Basic Share:
Continuing Operations	$(0.91)	$2.38
Discontinued Operations	0.35	0.40
Total Net (Loss) Income per Basic Share:	$(0.56)	$2.77
Net (Loss) Income per Diluted Share:
Continuing Operations	$(0.91)	$2.35
Discontinued Operations	0.35	0.39
Total Net (Loss) Income per Diluted Share:	$(0.56)	$2.74

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in Thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total
Balance at December 31, 2020	5,272,204	$53	$45,477	$(5,185)	$(580)	$39,765
Net income	—	—	—	14,638	—	14,638
Exercise of stock options	33,050	—	178	—	—	178
Repurchase of shares exercised	(22,999)	—	(251)	—	—	(251)
Stock-based compensation	26,718	—	413	—	—	413
Balance at December 31, 2021	5,308,973	53	45,817	9,453	(580)	54,743
Net loss	—	—	—	(2,992)	—	(2,992)
MtronPTI Spin-off	—	—	—	(13,790)	—	(13,790)
Exercise of stock options	15,000	—	191	—	—	191
Repurchase of shares exercised	(4,786)	—	(50)	—	—	(50)
Stock-based compensation	30,000	—	388	—	—	388
Balance at December 31, 2022	5,349,187	$53	$46,346	$(7,329)	$(580)	$38,490

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS(a)

(Dollars in Thousands)

	Years Ended December 31,
	2022	2021
OPERATING ACTIVITIES
Net (loss) income	$(2,992)	$14,638
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	496	501
Amortization of finite-lived intangible assets	62	75
Stock-based compensation	388	413
Gain on equity investment in unconsolidated subsidiary	—	(59,453)
Realized loss on sale of marketable securities	22,868	17,377
Unrealized (gain) loss on marketable securities	(18,121)	22,949
Non-cash donation of IRNT common stock	—	1,318
Deferred income tax expense	(1,516)	3,142
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(613)	(545)
Increase in inventories, net	(2,330)	(212)
Increase in prepaid expenses and other assets	(135)	(226)
(Decrease) increase in income taxes payable	(476)	574
Increase (decrease) in accounts payable, accrued compensation and commissions expense and other	1,552	801
Net cash (used in) provided by operating activities	(817)	1,352
INVESTING ACTIVITIES
Subscription agreement funding	—	(2,725)
Capital expenditures	(662)	(1,099)
Proceeds from sale of marketable securities	2,058	18,548
Purchase of marketable securities	(7,229)	(5,318)
Net cash (used in) provided by investing activities	(5,833)	9,406
FINANCING ACTIVITIES
Transfer to M-tron Industries, Inc. related to Spin-Off	(1,000)	—
Exercise of stock options	191	178
Payment for taxes related to net share settlement of equity awards	(50)	(251)
Net cash (used in) financing activities	(859)	(73)
(Decrease) increase in cash and cash equivalents	(7,509)	10,685
Cash and cash equivalents at beginning of year	29,016	18,331
Cash and cash equivalents at end of year	$21,507	$29,016

Noncash Investing Activity:
Distribution of IRNT securities by Sponsor (unconsolidated subsidiary)	$—	$65,250
Noncash Financing Activity:
Distribution of M-tron Industries, Inc. related to Spin-Off	$(12,790)	$—

Supplemental Disclosure:
Income taxes paid	$741	$72
(a)	The cash flows related to discontinued operations have not been segregated. Accordingly, the Consolidated Statements of Cash Flows include the results of continuing and discontinued operations.

See Accompanying Notes to Consolidated Financial Statements.

THE LGL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Basis of Presentation

The consolidated financial statements include the accounts of The LGL Group, Inc. (the “Company”, “LGL Group”, “we”, “LGL”, “our” or “us”) and all of its majority-owned subsidiaries except its sole variable interest entity (“VIE”), LGL Systems Acquisition Holding Company, LLC. (the “Sponsor”) Intercompany transactions and accounts have been eliminated in consolidation. These consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

Certain amounts in prior year consolidated financial statements have been reclassified to conform to the current year presentation.

The Company was incorporated in 1928 under the laws of the State of Indiana and reincorporated under the laws of the State of Delaware in 2007, and is a diversified holding company engaged in services, investment and manufacturing business activities with subsidiaries engaged in the design, manufacturing and marketing of highly-engineered, high reliability frequency and spectrum control products used to control the frequency or timing of signals in electronic circuits and in the design of high performance Frequency and Time Reference Standards that form the basis for timing and synchronization in various applications.

The Company’s manufacturing business is operated through its subsidiary Precise Time and Frequency, LLC ("PTF"). The Company has operations in Wakefield, Massachusetts.

Spin-Off of M-tron Industries, Inc.

On October 7, 2022, the tax-free spin-off of the M-tron Industries, Inc. (“MtronPTI”) business into an independent, publicly traded company (the “Separation” or “Spin-Off”) was completed and MtronPTI became an independent, publicly traded company trading on the NYSE American under the stock symbol “MPTI.”

The Separation was achieved through LGL’s distribution (the “Distribution”) of 100% of the shares of MtronPTI's common stock to holders of LGL's common stock as of the close of business on the record date of September 30, 2022. LGL's stockholders of record received one-half share of MtronPTI's common stock for every share of LGL's common stock. In connection with the Separation, MtronPTI wrote off $4,439,000 of intercompany receivables due from LGL, which brought intercompany balances to zero. LGL retained no ownership interest in the MtronPTI business following the Separation. During the fourth quarter of 2022, MtronPTI agreed to share excess Separation costs of $219,000 with LGL Group, which has been recorded as a reduction of Spin-Off costs, which were $638,000 for the year ended December 31, 2022 and included in income from discontinued operations, net in the Company’s consolidated statements of operations.

The historical financial results of the MtronPTI business for periods prior to the distribution date along with the related direct costs of the Spin-Off are reflected in the Company’s consolidated financial statements as discontinued operations. Unless otherwise noted, discussion in these Notes to Consolidated Financial Statements refers to our continuing operations. Refer to Note C, Discontinued Operations, for additional information regarding the discontinued operations.

B. Summary of Significant Accounting Policies

Principles of Consolidation

The VIE served as the Sponsor to the SPAC. The SPAC completed a merger with its target company, IronNet Cybersecurity, Inc., on August 26, 2021 and changed its name to IronNet, Inc. (“IronNet” or “IRNT”) (the “IronNet Business Combination”). IronNet is a publicly traded company on the NYSE American (“NYSE”) under the ticker symbol “IRNT.”

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

The Sponsor is managed by LGL Systems Nevada Management Partners LLC (“Nevada GP”), an affiliated entity deemed to be under the significant influence of Marc Gabelli, the Company’s Chairman of the Board, who is also a greater than 10% stockholder of the Company. The Company has determined that it is not the primary beneficiary of the Sponsor, as Nevada GP has the power to direct the activities of the Sponsor that most significantly impact the Sponsor’s economic performance through an operating agreement. The Company, therefore, accounts for the Sponsor under the equity method of accounting.

Equity-Method Investments: When the Company does not have a controlling financial interest in an entity but can exert significant influence over the entity’s operating and financial policies, the investment is accounted for either (i) under the equity method of accounting or (ii) at fair value by electing the fair value option available under GAAP. Significant influence generally exists when the Company owns 20% to 50% of the entity’s common stock or in-substance common stock. In applying the equity method, we record the investment at cost and subsequently increase or decrease the carrying amount of the investment by our proportionate share of earnings or losses of the investee. We record dividends or other equity distributions as reductions in the carrying value of the investment. The Company reports the equity income (loss) from its investment in the Sponsor on a one-quarter lag basis. Following the Sponsor’s 2021 distribution of IRNT securities to the Company, as more fully described in Note D – Gain on Equity Investment, the Company’s current investment in the Sponsor is de minimis.

Uses of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with no maturity or with a maturity of less than three months when purchased.

Marketable Securities

Marketable equity securities are reported at fair value with the change in fair value from acquisition being recorded as gains and losses in the consolidated statement of operations. Realized gains and losses are reported on securities sold during the period. Unrealized gains and losses include changes in fair value on securities held at the end of the period as well as the reversal of unrealized gains and losses at the time an investment is realized.

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

Machinery and Equipment, Net

Property, plant and equipment are recorded at cost less accumulated depreciation and include expenditures for major improvements. Maintenance and repairs are charged to operations as incurred. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets from 3 years to 10 years for other fixed assets. Property, plant and equipment are periodically reviewed for indicators of impairment. If any such indicators were noted, the Company would assess the appropriateness of the assets' carrying value and record any impairment at that time.

Intangible Assets

Intangible assets are recorded at cost less accumulated amortization. Amortization is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range up to 10 years. The intangible assets consist of intellectual property. The net carrying value of the amortizable intangible assets was $78,000 and $100,000 as of December 31, 2022 and 2021, respectively.

The estimated aggregate amortization expense for intangible assets, for each of the remaining years of the estimated useful life is as follows (in thousands):
2023	$21
2024	21
2025	21
2026	15
Total	$78

Warranties

The Company offers a standard one-year warranty. The Company tests its products prior to shipment in order to ensure that they meet each customer's requirements based upon specifications received from each customer at the time its order is received and accepted. The Company's customers may request to return products for various reasons, including, but not limited to, the customers' belief that the products are not performing to specification. The Company's return policy states that it will accept product returns only with prior authorization and if the product does not meet customer specifications, in which case the product would be replaced or repaired. To accommodate the Company's customers, each request for return is reviewed; and if and when it is approved, a return materials authorization (”RMA") is issued to the customer.

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

The Company provides disaggregated revenue details by geographic markets in Note N – Domestic and Foreign Revenues.

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

Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, Earnings Per Share. Basic earnings (loss) per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share adjusts basic earnings (loss) per share for the effects of warrants, stock options and other potentially dilutive financial instruments, only in the periods in which the effects are dilutive.

For both the years ended December 31, 2022 and December 31, 2021, there were warrants to purchase 1,051,664 shares of common stock and for the year ended December 31, 2021, there were options to purchase 25,000 shares of common stock that were excluded from the diluted earnings per share computation because the impact of the assumed exercise of such warrants and stock options would have been anti-dilutive.

	Years Ended December 31,
	2022	2021
Weighted average shares outstanding - basic	5,338,417	5,275,374
Effect of diluted securities	45,249	58,713
Weighted average shares outstanding - diluted	5,383,666	5,334,087

Income Taxes

The Company's deferred income tax assets represent temporary differences between the financial statement carrying amount and the income tax basis of existing assets and liabilities that will result in deductible amounts in future years.

The Company periodically undertakes a review of its valuation allowance, and it evaluates all positive and negative factors that may affect whether it is more likely than not that the Company would realize its future tax benefits from its deferred tax balances. Pursuant to ASC 740, Income Taxes, the Company follows a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and for which actual outcomes may differ from forecasted outcomes. The Company's policy is to include interest and penalties related to uncertain tax positions in income tax expense.

In the ordinary course of business, we are examined by various federal, state, and foreign tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. See Note I – Income Taxes, for further information regarding income taxes.

Concentration Risks

In 2022, the Company's largest customer, accounted for $312,000, or 18.9%, of the Company's total revenues, compared to $540,000, or 37.3%, of the Company’s total revenues in 2021. The Company’s second largest customer, accounted for $195,000, or 11.8%, of the Company's total revenues, compared to $131,000, or 9.1%, of the Company’s total revenues in 2021.

A significant portion of the Company's accounts receivable is concentrated with a relatively small number of customers. As of December 31, 2022, two of the Company's largest customers accounted for approximately $394,000, or 62.6%, of accounts receivable. As of December 31, 2021, two of the Company's largest customers accounted for approximately $402,000, or 53.7%, of accounts receivable. The Company carefully evaluates the creditworthiness of its customers in deciding to extend credit. As a result of these policies, the Company has experienced very low historical bad debt expense and believes the related risk to be minimal.

At various times throughout the year and at December 31, 2022 and 2021, some deposits held at financial institutions were in excess of federally insured limits. The Company has not experienced any losses related to these balances.

Segment Information

The Company reports segment information in accordance with ASC 280, Segment Information (“ASC 280”). ASC 280 requires companies to report financial and descriptive information for each identified operating segment based on management's internal organizational decision-making structure. Management has identified the Company’s one segment as electronic instruments.

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

We performed an assessment to determine if there were any indicators of impairment as a result of the operating conditions resulting from the coronavirus (“COVID-19”) pandemic at the end of each 2022 fiscal quarter, including at December 31, 2022. We concluded that, while there were events and circumstances in the macro-environment that did impact us, we did not experience any entity-specific indicators of asset impairment and no triggering events occurred.

Financial Instruments

Cash and cash equivalents, trade accounts receivable, trade accounts payable and accrued expenses are carried at cost which approximates fair value due to the short-term maturity of these instruments.

Derivatives are carried at fair value and included in marketable securities in the consolidated balance sheet. Changes in fair value since acquisition are reported as realized and unrealized (loss) gain in the consolidated statements of operations.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13),” which changes the impairment model for most financial assets. The standard replaces the incurred loss model with the current expected credit loss (“CECL”) model to estimate credit losses for financial assets. The provisions of the standard are effective for the Company on January 1, 2023. The Company will adopt the provisions of this standard in the first quarter of 2023 and does not expect a material impact to its financial statements.

C. Discontinued Operations

On October 7, 2022, the Separation of MtronPTI was completed. In accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations, the Company determined that MTronPTI’s business line met the conditions for a discontinued operation and is recorded as such in the consolidated financial statements. The Company reports financial results for discontinued operations separately from continuing operations in order to distinguish the financial impact of the disposal transaction from ongoing operations.

The Separation was achieved through LGL’s distribution (the “Distribution”) of 100% of the shares of MtronPTI's common stock to holders of LGL's common stock as of the close of business on the record date of September 30, 2022. LGL's stockholders of record received one-half share of MtronPTI's common stock for every share of LGL's common stock. In connection with the Separation, MtronPTI wrote off $4,439,000 of intercompany receivables due from LGL, which brought intercompany balances to zero. LGL retained no ownership interest in the MtronPTI business following the Separation. No gain or loss was recorded due to the Separation.

Costs directly related to the Separation were $638,000 and $200,000 for the years ended December 31, 2022 and 2021, respectively. During the fourth quarter of 2022, MtronPTI agreed to share excess Separation costs thereby reducing the Separation costs paid by LGL by $219,000 and resulting in net Separation costs for 2022 of $419,000. Separation costs for all periods presented were included within Income from discontinued operations, net of tax within the Consolidated Statements of Operations.

The information presented as discontinued operations on the Consolidated Balance Sheet at December 31, 2021 includes certain assets and liabilities that were transferred to MtronPTI pursuant to the Separation agreement and in connection with the Separation. There were no assets or liabilities classified as discontinued operations as of December 31, 2022.

The following table summarizes the carrying value of the significant classes of assets and liabilities classified as discontinued operations as of December 31, 2021 (in thousands):

December 31, 2021
Cash and cash equivalents	$2,635
Accounts receivable, net of allowances of $131	3,995
Inventories, net	5,221
Prepaid expenses and other current assets	242
Current Assets of Discontinued Operations	$12,093

Net property, plant and equipment	$3,382
Right-of-use lease asset	218
Deferred income taxes	441
Other assets	157
Non-Current Assets of Discontinued Operations	$4,198

Accounts payable	$1,396
Accrued compensation and commissions expense	1,213
Other accrued expenses	424
Current Liabilities of Discontinued Operations	$3,033

Long-term lease liability	145
Non-Current Liabilities of Discontinued Operations	$145

The following table summarizes the significant line items included in Income from Discontinued Operations, Net of Tax in the Consolidated Statements of Operations for 2022 and 2021 (in thousands):

	Years Ended December 31,
	2022	2021
Revenues	$23,529	$26,694
Manufacturing cost of sales	(15,164)	(17,358)
Engineering, selling and administrative	(5,870)	(6,601)
Interest expense, net	(6)	(12)
Other (expense) income, net	(44)	11
Income from discontinued operations before income taxes	2,445	2,734
Income tax provision	560	646
Income from discontinued operations, net of tax	$1,885	$2,088

The cash flows related to discontinued operations have not been segregated and are included in the Consolidated Statements of Cash Flows for all periods presented. The following table summarizes depreciation and other significant operating non-cash items, capital expenditures and financing activities of discontinued operations for the period through October 6, 2022 and the year ended December 31, 2021 (in thousands):

	Period through October 6, 2022	Year ended December 31, 2021
Depreciation	496	488
Amortization of finite-lived intangible assets	42	54
Stock-based compensation expense	26	34
Capital expenditures	(662)	(1,099)

D. Gain on Equity Investment

In November 2019, the Company made its initial investment of $3,350,000 in the Sponsor of the SPAC and subscribed to an additional investment of $2,725,000 in March 2021, which was funded in May 2021. The incremental investment was part of the Sponsor syndication to participate in a private placement (“PIPE”) in connection with the IronNet Business Combination. As previously discussed, the SPAC completed a merger with its target company on August 26, 2021, and the combined company began trading its common stock on the NYSE under the symbol “IRNT”.

On September 14, 2021, as a result of its Sponsor investment, the Company received 1,572,529 shares of IRNT common stock and 2,065,000 IRNT private warrants exchangeable into shares of IRNT common stock. On October 1, 2021, the Company exercised its 2,065,000 warrants on a cashless basis and received 1,271,406 shares of IRNT common stock. As of December 31, 2022, the Company has disposed of 2,645,185 of its 2,843,935 shares of IRNT common stock and, with 198,750 shares of IRNT common stock remaining in our portfolio at December 31, 2022 valued at approximately $46,000.

For the year ended December 31, 2021, the Company recognized a gain on equity investment in unconsolidated subsidiary of $59,453,000 for representing its share of the Sponsor’s gains and losses through the September 14, 2021 distribution of IRNT common stock and private warrants.

Subsequent to the September 14, 2021 Sponsor distribution, the Company’s IRNT securities held have been classified as marketable securities, under ASC 321, Investments – Equity Securities (“ASC 321”), with the change in fair value of period end holdings reported as an unrealized gain or loss. See Note E. – Marketable Securities. Subsequent to the September 14, 2021 Sponsor distribution, LGL’s interest in the Sponsor is currently immaterial.

E. Marketable Securities

The Company accounts for equity securities under ASC 321. Such securities are reported at fair value on the consolidated balance sheets, and the related unrealized gains and losses are reported in the consolidated statements of cash flows as non-cash adjustments to income or loss. Any unrealized appreciation or depreciation on investment securities is reported in the consolidated statements of operations as an unrealized gain or loss on marketable securities. In addition, unrealized gain or loss on marketable securities as reported in the consolidated statements of operations also includes the reversal of unrealized gains and losses at the time investment gains and losses are realized. During the years ended December 31, 2022 and 2021, realized loss on marketable securities was ($22,649,000) and ($16,962,000), respectively. Unrealized gain (loss) on marketable securities was $18,121,000 and ($22,949,000), respectively, for the years ended December 31, 2022 and 2021, respectively.

Details of marketable securities held at December 31, 2022 and 2021 are as follows (in thousands):

			Cumulative
			Unrealized
	Fair Value	Basis	(Loss) Gain
IronNet:	December 31, 2022
198,750 common shares - unrestricted	$46	$4,273	$(4,227)
	46	4,273	(4,227)
Equity fund and other securities	16,539	17,024	(485)
	$16,585	$21,297	$(4,712)

IronNet:	December 31, 2021
1,250,000 common shares - restricted	$4,734	$26,501	$(21,767)
88,620 common shares - unrestricted	372	2,195	(1,823)
Put options	1,245	489	756
	6,351	29,185	(22,834)
Equity fund and other securities	9,806	9,805	1
	$16,157	$38,990	$(22,833)

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

On October 1, 2021, the Company exercised its 2,065,000 IRNT private warrants on a cashless basis and received 1,271,406 shares of IRNT common stock upon such exercise. The basis of the private warrants was carried over to the IRNT common shares received upon exercise of such warrants. As of December 31, 2021, the Company sold 1,455,315 shares of IRNT common stock and closed certain related derivative positions resulting in approximately $18,548,000 of pre-tax proceeds. At December 31, 2021, the Company held 88,620 shares of unrestricted IRNT common stock and 1,250,000 shares of IRNT that were restricted from sale until early 2022. The fair value of these shares of restricted common stock was determined by applying a discount for lack of marketability to the publicly quoted market price of IRNT common stock at December 31, 2021. During the first quarter of 2022, the sale restrictions were released. The fair value of our IRNT securities at December 31, 2022 was determined based on their publicly quoted market price. At December 31, 2022, the Company held 198,750 shares of unrestricted IRNT common stock.

The Company executed derivatives transactions as part of its plan to minimize the economic risk of IRNT share price volatility to its IRNT holdings. At December 31, 2021, the Company reported an unrealized gain of $756,000 related to put options for 300,000 shares of IRNT common stock with a May 2022 expiration date. During the first quarter of 2022, the Company delivered 50,000 shares against its IRNT put options. On May 5, 2022, the Company sold put options held at March 31, 2022 covering 250,000 shares of IRNT common stock for $1,263,000.

F. Related Party Transactions

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

As of December 31, 2022, the balance with the Fund Manager totaled $26,811,000, including $10,295,000 which is classified within cash and cash equivalents on the accompanying consolidated balance sheets, and $16,516,000 which is classified as marketable securities on the accompanying consolidated balance sheets.

As of December 31, 2021, the balance with the Fund Manager totaled $15,595,000, including $5,823,000 which is classified within cash and cash equivalents on the accompanying consolidated balance sheets, and $9,772,000 which is classified as marketable securities on the accompanying consolidated balance sheets.

As an offset to the $838,000 Spin-Off costs incurred to date, MtonPTI has agreed to reimburse the Company $219,000 of these costs which has been recorded as a reduction of Spin-Off Costs and are included within the Income from discontinued operations, net line of the Consolidated Statements of Operations.

Fund management fees earned by the Fund Manager are estimated to be approximately 0.52% of the asset balances under management on an annual basis.

Certain members of our board of directors (the “Board”), including Marc Gabelli, Timothy Foufas, Manjit Kalha and Michael Ferrantino, and three members of our management, Marc Gabelli, Patrick Huvane and Michael Ferrantino, are members of the Sponsor. Robert LaPenta was a member of our Board until his resignation on September 27, 2021, as he joined IronNet as a board member upon the IRNT Business Combination. Robert LaPenta remains a passive member of the SPAC Sponsor. All except Mr. Kalha also served in various capacities of the SPAC but have all since resigned from the SPAC. Prior to resignation, Timothy Foufas was Chief Operating Officer of the SPAC; Robert LaPenta was Co-Chief Executive Officer and Chief Financial Officer of the SPAC; Mr. Gabelli was the Chairman and Co-Chief Executive Officer of the SPAC, Michael Ferrantino was a SPAC board member and Patrick Huvane was a SPAC officer. Mr. Foufas, Mr. Huvane and Mr. Gabelli are managing members of the Sponsor.

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

(in thousands)	Level 1	Level 2	Level 3	Total December 31, 2022
Equity Security	$68	$—	$—	$68
Equity Mutual Fund	$—	$16,294	$—	$16,294
Commodity Mutual Fund	$—	$222	$—	$222
U.S. Treasury Mutual Funds	$17,722	$—	$—	$17,722

(in thousands)	Level 1	Level 2	Level 3	Total December 31, 2021
Equity Security	$406	$4,734	$—	$5,140
Equity Mutual Fund	$—	$9,523	$—	$9,523
Commodity Mutual Fund	$—	$249	$—	$249
Derivative Contract Asset	$1,245	$—	$—	$1,245
U.S. Treasury Mutual Funds	$12,889	$—	$—	$12,889

The Company has other assets that may be subject to measurement at fair value on a non-recurring basis including goodwill and intangible assets and other long-lived assets. The Company reviews goodwill annually and the carrying value of long-lived assets whenever events and circumstances indicate that the carrying amounts of the assets may not be recoverable. If it is determined that the assets are impaired, the carrying value would be reduced to an estimated recoverable value. There were no liabilities subject to fair value on a non-recurring or recurring basis as of December 31, 2022 or 2021. The Company’s Common Stock Warrants (as defined below) were measured at fair value as disclosed in Note K - Stockholders’ Equity.

As of December 31, 2022 and 2021, the Company had investments in four mutual funds. The Equity Mutual Fund was invested in the Gabelli ABC Fund and the Commodity Mutual Fund was invested in the Gabelli Gold Fund. The U.S. Treasury Mutual Funds, included in cash and cash equivalents, were invested in the Gabelli US Treasury Money Market Fund and the BlackRock Liquidity Treasury Trust Money Market Fund at December 31, 2022 and 2021.

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

H. Inventories, net

The Company reduces the value of its inventories to net realizable value when the net realizable value is believed to be less than the cost of the item. The inventory reserve for excess and obsolescence inventory as of December 31, 2022 and 2021 was $49,000 and $47,000, respectively. The components of inventory as of December 31, 2022 and 2021 are summarized below:

	December 31,
	2022	2021
	(in thousands)
Raw materials	$258	$253
Work in process	7	6
Finished goods	—	12
Total Inventories, net	$265	$271

I. Income Taxes

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

Income tax (benefit) provision for the years ended December 31, 2022 and 2021 is as follows:

	2022	2021
	(in thousands)
Current:
Federal	$(147)	$588
State and local	209	69
Total Current	62	657
Deferred:
Federal	(1,411)	2,893
State and local	(180)	301
Total before change in valuation allowance	(1,591)	3,194
Change in valuation allowance	—	(379)
Net deferred	(1,591)	2,815
Income tax (benefit) provision	$(1,529)	$3,472

A reconciliation of the (benefit) provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes is detailed below:

	2022	2021
	(in thousands)
Tax (benefit) provision at expected statutory rate	$(1,344)	$3,365
State taxes, net of federal benefit	(114)	371
Permanent differences	43	(278)
Tax credits	—	(116)
Change in rate	(17)	—
Change in valuation allowance	—	(379)
Change in uncertain tax positions	29	458
Other	(126)	51
Income tax (benefit ) provision	$(1,529)	$3,472
Effective tax rate	23.9%	21.7%

Deferred income taxes for 2022 and 2021 were provided for the temporary differences between the financial reporting basis and the income tax basis of the Company's assets and liabilities. Tax effects of temporary differences and carryforwards at December 31, 2022 and 2021 were as follows:

	December 31, 2022		December 31, 2021
	Deferred Tax		Deferred Tax
	Asset	Liability	Asset	Liability
	(in thousands)
Inventory reserve	$12	$—	$11	$—
Allowance for doubtful accounts	20	—	19	—
Lease liability	31	—	48	—
Other reserves and accruals	17	—	72	—
Unrealized gains on marketable securities	166	—	—	1,024
Stock-based compensation	8	—	41	—
Right-of-Use Asset	—	31	—	48
Depreciation and amortization	11	—	9	—
Tax credit carryforwards	—	—	318	—
Federal tax loss carryforwards	—	—	23	—
Total deferred income taxes	265	$31	541	$1,072
Net deferred tax assets (liabilities)	$234		$(531)

Significant judgment is required in determining our provision for income taxes. In the ordinary course of business, there are many transactions for which the ultimate tax outcome is uncertain. We review our tax contingencies on a regular basis and make appropriate accruals as necessary.

As of December 31, 2022, our unrecognized tax benefits totaled $637,000, and are included within other liabilities in our consolidated balance sheet. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2022	2021
	(in thousands)	(in thousands)
Balance at January 1	$458	$—
Additions for tax positions of prior years	142	29
Additions based on tax positions related to the current year	37	429
Balance at December 31	$637	$458

The Company will recognize any interest and penalties related to unrecognized tax positions in income tax expense. Net adjustments to accruals for interest and penalties associated with uncertain tax positions were immaterial as of December 31, 2022. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $637,000. We do not expect a significant change to the amount of unrecognized tax benefits over the next 12 months. We believe that the taxes accrued in our consolidated balance sheet fairly represent the amount of income taxes to be settled or realized in the future.

The Company files income tax returns in the U.S. federal, various state, Hong Kong and India jurisdictions. The statute of limitations for assessment by the Internal Revenue Service ("IRS") and state tax authorities is open for tax returns for years ended December 31, 2019, 2020 and 2021; although carryforward attributes that were generated prior to tax year 2019, including NOL carryforwards and tax credits, may still be adjusted upon examination by the IRS or state tax authorities, if they either have been or will be used in a future period. The Company is generally subject to examinations by foreign tax authorities from 2017 to the present.

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

Total operating lease costs amounted to $69,000 and $52,000 for the years ended December 31, 2022 and 2021, respectively.

At December 31, 2022 and 2021, our total lease obligation was $132,000 and $178,000, respectively, of which the current portion of $62,000 and $62,000, respectively, was included in other accrued expenses on the consolidated balance sheet. The weighted average discount rate for the years ended December 31, 2022 and 2021 was 6.3% and 4.2%, respectively. At December 31, 2022 and 2021, the weighted average remaining lease term was 2 years and 3 years, respectively.

Future minimum lease payment obligations under operating leases are as follows (in thousands):

2022
2023	$64
2024	64
2025	15
Total lease payments	143
Less: interest	(11)
Net lease payments	$132

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

Common Stock Warrants

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

The distribution of MtronPTI shares was a qualifying dilutive event that required an adjustment, with the exercise price of the warrants and the trigger price for the potential acceleration of the exercise date for its warrants adjusted using the calculation provided within the warrant agreement.

Effective October 18, 2022, the warrant exercise price, originally set at $12.50, was adjusted to $4.75, and the target trigger price for potential acceleration of the exercise date, originally set at $17.50, was adjusted to $6.65. Assuming that all warrants are exercised, the net proceeds from the exercise of the warrants will be approximately $5.0 million. The Company intends to use the net proceeds from the exercise of the warrants for general corporate purposes, which may include working capital, general and administrative expenses, capital expenditures and implementation of our strategic priorities. Pending the application of the net proceeds, we may invest the proceeds in short-term, interest bearing, investment-grade marketable securities or money market obligations.

Share Repurchase Program

On August 29, 2011, the Board authorized the Company to repurchase up to an additional 100,000 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized and available for repurchase under the Company's existing share repurchase program to 540,000 shares, at such times, amounts and prices as the Company shall deem appropriate. No shares were repurchased by the Company in 2022 or 2021. As of December 31, 2022, the Company had repurchased a total of 81,584 shares of common stock at a cost of $580,000, which shares are currently held in treasury.

L. Stock-Based Compensation

On December 28, 2021, the Company’s stockholders approved the 2021 Incentive Plan (the “Plan”), including the authority to issue 1,000,000 shares of common stock. This Plan is the only long-term plan under which equity compensation may be awarded to employees, advisors and members of the Board aligning their interest with those of stockholders. A new plan was implemented rather than amending the Company’s prior plan, the Amended and Restated 2011 Incentive Plan, to address certain tax law changes. At December 31, 2022, 975,188 shares remained available for future issuance under the Plan.

Restricted stock awards are measured at a value equal to the market price of the Company's common stock on the date of grant which is recognized over the service period of the shares. Option awards are generally granted with an exercise price either at or 10% above the market price of the Company's common stock at the date of grant; those option awards generally have 5-year contractual terms and generally vest over three years. Total stock-based compensation expense for the years ended December 31, 2022 and 2021 was $388,000 and $413,000, respectively.

Restricted Stock Awards

A summary of the Company’s restricted stock awards for the year ended December 31, 2022 follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair value (in thousands)
Balance at December 31, 2021	56,283	$10.80	$608
Granted	30,000	10.46	$314
Vested	(30,000)	10.43	(313)
Canceled	(52,533)	10.95	(575)
Balance at December 31, 2022	3,750	$9.01	$34

As of December 31, 2022, there was no unrecognized compensation cost related to nonvested shares granted as the remaining 3,750 shares vest on January 1, 2023. Total fair value of shares vested during the years ended December 31, 2022 and 2021 was $313,000 and $314,000, respectively.

During the year ended December 31, 2021, the Company issued 53,489 restricted stock awards with a grant date fair value of $11.84 per share. Certain of these shares vested immediately (23,489); 30,000 of these shares were cancelled during the year ended December 31, 2022 as a result of the Spin-Off.

Effective on October 7, 2022 the Company canceled 52,533 unvested, restricted LGL shares that had been issued to MtronPTI management.

Stock Options

The following table summarizes information about stock options outstanding and exercisable at December 31, 2022:

	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Option Balances at December 31, 2021	25,000	$12.72	$4.02	2.8	—
Options Granted	—	—	—	—	—
Options Exercised	(15,000)	12.72	4.02	—	—
Options Canceled	(10,000)	12.72	4.02	—	—
Option Balances at December 31, 2022	—	$—	$—	—	—
Options Exercisable at December 31, 2022	—	$—	$—	—	—

The Company canceled 10,000 unvested options that had been issued to MtronPTI management, effective on October 7, 2022.

M. Contingencies

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

N. Domestic and Foreign Revenues

Significant foreign revenues from operations (10% or more of foreign sales) were as follows:

	Years Ended December 31,
	2022	2021
	(in thousands)
France	$142	$9
Romania	100	28
Spain	65	65
Japan	10	31
India	31	56
Norway	25	31
Canada	54	29
All other foreign countries	33	59
Total foreign revenues	$460	$308
Total domestic revenues	$1,195	$1,138

The Company allocates its foreign revenue based on the customer’s ship-to location.

O. Quarterly Financial Data (Unaudited)

The following table provides summarized quarterly financial data for the year ended December 31, 2022 (in thousands):

	Q1 2022	Q2 2022	Q3 2022	Q4 2022
REVENUES	$417	$370	$344	$524
Costs and expenses:
Manufacturing cost of sales	242	227	203	165
Engineering, selling and administrative	1,022	623	669	551
OPERATING LOSS	(847)	(480)	(528)	(192)
Other Income (Expense):
Interest (Expense) Income, net	(4)	9	52	137
Investment Income (Loss)(1)	45	(2,373)	(2,121)	(79)
Other Income (Expense), Net	1	1	2	(29)
Total Other Income (Expense), Net	42	(2,363)	(2,067)	29
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(805)	(2,843)	(2,595)	(163)
Income Tax Benefit	(166)	(588)	(611)	(164)
NET (LOSS) INCOME FROM CONTINUING OPERATIONS	(639)	(2,255)	(1,984)	1
Income From Discontinued Operations, Net of Tax	808	457	488	132
NET INCOME (LOSS)	$169	$(1,798)	$(1,496)	$133

Net Income (Loss) per Basic Share:
Continuing Operations	$(0.12)	$(0.42)	$(0.37)	$0.00
Discontinued Operations	0.15	0.09	0.09	0.02
Total Net Income (Loss) per Basic Share	$0.03	$(0.34)	$(0.28)	$0.02

Net Income (Loss) per Diluted Share:
Continuing Operations	$(0.12)	$(0.42)	$(0.37)	$0.00
Discontinued Operations	0.15	0.09	0.09	0.02
Total Net Income (Loss) per Diluted Share	$0.03	$(0.34)	$(0.28)	$0.02

Weighted average shares outstanding:
Basic	5,323,973	5,334,187	5,346,043	5,349,187
Dilutive	5,345,202	5,334,187	5,346,043	5,356,188

(1) During Q2 and Q3 the investment loss related primarily to our IRNT equity security position.

The following table provides summarized quarterly financial data for the year ended December 31, 2021 (in thousands):

	Q1 2021	Q2 2021	Q3 2021	Q4 2021
REVENUES	$282	$475	$328	$361
Costs and expenses:
Manufacturing cost of sales	144	206	146	215
Engineering, selling and administrative(1)	672	612	1,907	1,065
OPERATING LOSS	(534)	(343)	(1,725)	(919)
Other Income (Expense):
Interest (Expense) Income, net	—	—	—	1
(Loss) gain on Equity Investment in Unconsolidated Subsidiary(2)	(76)	(676)	60,205	—
Investment Income (Loss)(3)	127	75	(18,867)	(21,246)
Other (Expense) Income, Net	(1)	2	258	(259)
Total Other Income (Expense), Net	50	(599)	41,596	(21,504)
(LOSS) GAIN FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(484)	(942)	39,871	(22,423)
Income Tax (Benefit) Provision	(116)	(199)	8,823	(5,036)
NET LOSS FROM CONTINUING OPERATIONS	(368)	(743)	31,048	(17,387)
Income From Discontinued Operations, Net of Tax	395	725	732	236
NET INCOME (LOSS)	$27	$(18)	$31,780	$(17,151)

Net Income (Loss) per Basic Share:
Continuing Operations	$(0.07)	$(0.14)	$5.89	$(3.29)
Discontinued Operations	0.07	0.14	0.14	0.04
Total Net Income (Loss) per Basic Share	$0.01	$-	$6.03	$(3.25)

Net Income (Loss) per Diluted Share:
Continuing Operations	$(0.07)	$(0.14)	$5.83	$(3.29)
Discontinued Operations	0.07	0.14	0.14	0.04
Total Net Income (Loss) per Diluted Share	$0.01	$—	$5.97	$(3.25)

Weighted average shares outstanding:
Basic	5,272,204	5,272,204	5,273,786	5,281,630
Dilutive	5,350,571	5,272,204	5,325,815	5,281,630

(1) During Q3 we donated 50,000 IRNT restricted shares to charity and recorded $1,318,000 in administrative costs as a result.

(2) (Loss) Gain on Equity Investment in Unconsolidated Subsidiary relates to our investment in the Sponsor of the SPAC. The gain of $60,205,000 in Q3 related to the Sponsor distribution of IRNT securities.

(3) The investment losses in Q3 and Q4 related primarily to our IRNT equity security position.

P. Subsequent Events

The Company has evaluated events and transactions that occurred after the balance sheet date through the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.