Form 10-Q
period 2023-03-31
LGL GROUP INC
filed 2023-05-15
CIK 61004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes  ☐    No  ☒

As of May 10, 2023, the registrant had 5,352,937 shares of common stock, $0.01 par value per share, outstanding.

THE LGL GROUP, INC.

Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2023

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except par value and share amounts)

	March 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$21,500	$21,507
Marketable securities	16,887	16,585
Accounts receivable, net of allowances of $84 and $86, respectively	509	543
Inventories, net	237	265
Prepaid expenses and other current assets	551	440
Total Current Assets	39,684	39,340
Net property, plant, and equipment	1	1
Right-of-use lease assets	103	132
Intangible assets, net	73	78
Deferred income tax assets	206	234
Total Assets	$40,067	$39,785
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	361	310
Accrued compensation and commissions	144	170
Income taxes payable	—	1
Other accrued expenses	272	106
Total Current Liabilities	777	587
Other liabilities	643	708
Total Liabilities	1,420	1,295
Contingencies (Note L)
Stockholders’ Equity
Common stock, $0.01 par value - 30,000,000 shares authorized; 5,434,521 shares issued and 5,352,937 shares outstanding at March 31, 2023, and 5,434,521 shares issued and 5,352,937 shares outstanding at December 31, 2022	53	53
Additional paid-in capital	46,346	46,346
Retained earnings	(7,172)	(7,329)
Treasury stock, 81,584 shares held in treasury at cost at March 31, 2023 and December 31, 2022	(580)	(580)
Total Stockholders' Equity	38,647	38,490
Total Liabilities and Stockholders' Equity	$40,067	$39,785

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
REVENUES	$441	$417
Costs and expenses:
Manufacturing cost of sales	192	242
Engineering, selling and administrative	558	1,022
OPERATING LOSS	(309)	(847)
Other income (expense):
Interest income (expense), net	198	(4)
Investment income	345	45
Other (expense) income, net	(12)	1
Total other income (expense), net	531	42
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	222	(805)
Income tax expense (benefit)	65	(166)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	157	(639)
Income From Discontinued Operations, net of Tax	—	808
NET INCOME	$157	$169

Net Income (Loss) per Basic Share:
Continuing Operations	$0.03	$(0.12)
Discontinued Operations	—	0.15
Total Net Income per Basic Share	$0.03	$0.03

Net Income (Loss) per Diluted Share:
Continuing Operations	$0.03	$(0.12)
Discontinued Operations	—	0.15
Total Net Income per Diluted Share	$0.03	$0.03

Weighted average shares outstanding:
Basic	5,352,937	5,323,973
Dilutive	5,352,937	5,323,973

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands, except share amounts)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total
Balance at December 31, 2022	5,349,187	$53	$46,346	$(7,329)	$(580)	$38,490
Net income, Q1 2023	—	—	—	157	—	157
Stock-based compensation	3,750	—	—	—	—	—
Balance at March 31, 2023	5,352,937	$53	$46,346	$(7,172)	$(580)	$38,647

Balance at December 31, 2021	5,308,973	$53	$45,817	$9,453	$(580)	$54,743
Net income, Q1 2022	—	—	—	169	—	169
Stock-based compensation	—	—	233	—	—	233
Balance at March 31, 2022	5,308,973	$53	$46,050	$9,622	$(580)	$55,145

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net income	$157	$169
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	—	148
Amortization of finite-lived intangible assets	5	18
Stock-based compensation	—	233
Realized loss on sale of marketable securities	2,102	744
Unrealized gain on marketable securities	(2,447)	(789)
Deferred income taxes	28	(165)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	34	(588)
Decrease (increase) in inventories, net	28	(427)
(Increase) decrease in prepaid expenses and other assets	(111)	31
Increase in accounts payable, accrued compensation, income taxes and commissions and other	154	72
Net cash used in operating activities	(50)	(554)
INVESTING ACTIVITIES
Capital expenditures	—	(207)
Proceeds from sale of marketable securities	43	397
Purchase of marketable securities	—	(7,000)
Net cash provided by (used in) investing activities	43	(6,810)
Decrease in cash and cash equivalents	(7)	(7,364)
Cash and cash equivalents at beginning of period	21,507	29,016
Cash and cash equivalents at end of period	$21,500	$21,652

Supplemental Disclosure:
Income taxes paid	$134	$50

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

A.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and the instructions to Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023. The information included in this Form 10-Q should be read in conjunction with the information included in The LGL Group, Inc. (the “Company”, “LGL Group”, “LGL”, “we”, “our” or “us”) Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2023.

The Company was incorporated in 1928 under the laws of the State of Indiana and reincorporated under the laws of the State of Delaware in 2007, and is a diversified holding company engaged in services, investment and manufacturing business activities with subsidiaries engaged in the design, manufacturing and marketing of highly-engineered, high performance Frequency and Time Reference Standards that form the basis for timing and synchronization in various applications.

The Company’s manufacturing business is operated through its subsidiary Precise Time and Frequency, LLC ("PTF"). The Company has operations in Wakefield, Massachusetts.

Spin-Off of M-tron Industries, Inc.

On October 7, 2022 the tax-free spin-off of the MtronPTI business was completed and MtronPTI became an independent, publicly-traded company trading on the NYSE American under the stock symbol "MPTI.

The Separation was achieved through LGL’s distribution (the “Distribution”) of 100% of the shares of MtronPTI's common stock to holders of LGL's common stock as of the close of business on the record date of September 30, 2022. LGL's stockholders of record received one-half share of MtronPTI's common stock for every share of LGL's common stock. LGL retained no ownership interest in the MtronPTI business following the Separation. During the first quarter of 2023, MtronPTI agreed to share excess Separation costs of $28,000 with LGL Group, which has been recorded as a reduction of Spin-Off costs, which were $55,000 and $111,000 for the three months ended March 31, 2023 and 2022, respectively, and are included in income from discontinued operations, net in the Company’s consolidated statements of operations.

The historical financial results of the MtronPTI business for periods prior to the distribution date along with the related direct costs of the Spin-Off are reflected in the Company’s condensed consolidated financial statements as discontinued operations. Unless otherwise noted, discussion in these Notes to Consolidated Financial Statements refers to our continuing operations. Refer to Note C – Discontinued Operations, for additional information regarding the discontinued operations.

Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries except its sole variable interest entity (“VIE”), LGL Systems Acquisition Holding Company, LLC (the “Sponsor”), in which the Company’s current interest is de minimis. Intercompany transactions and accounts have been eliminated in consolidation. These consolidated financial statements and accompanying notes have been prepared in accordance with GAAP.

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

The Company provides disaggregated revenue details by geographic markets in Note K – Domestic and Foreign Revenues.

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

We performed an assessment to determine if there were any indicators of impairment as a result of the operating conditions resulting at the end of the fiscal quarter ended March 31, 2023. We concluded that, while there were events and circumstances in the macro-environment that did impact us, we did not experience any entity-specific indicators of asset impairment and no triggering events occurred.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments,” which changes the impairment model for most financial assets. The standard replaces the incurred loss model with the current expected credit loss (“CECL”) model to estimate credit losses for financial assets. The Company adopted the provisions of this standard on January 1, 2023, with minimal effect on its financial statements.

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

The following table summarizes the significant line items included in Income from Discontinued Operations, Net of Tax in the Consolidated Statements of Operations for the three months ended March 31, 2022 (in thousands):

Three Months Ended
March 31, 2022
Revenues	$7,691
Manufacturing cost of sales	(4,819)
Engineering, selling and administrative	(1,804)
Interest expense, net	(3)
Other expense, net	(17)
Income from discontinued operations before income taxes	1,048
Income tax provision	240
Income from discontinued operations, net of tax	$808

The cash flows related to discontinued operations have not been segregated, and are included in the Condensed Consolidated Statements of Cash Flows for all periods presented. The following table summarizes depreciation and other significant operating noncash items, capital expenditures and financing activities of discontinued operations for each period presented (in thousands):

Three Months Ended
March 31, 2022
Depreciation	148
Amortization of finite-lived intangible assets	13
Stock-based compensation expense	219
Capital expenditures	207

D.	Marketable Securities

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

Details of marketable securities held at March 31, 2023 and December 31, 2022 are as follows (in thousands):

			Cumulative
			Unrealized
	Fair Value	Basis	(Loss) Gain
IronNet Securities:		March 31, 2023
98,750 shares of common stock	$35	$2,128	$(2,093)
Equity funds and other securities	16,852	17,024	(172)
	$16,887	$19,152	$(2,265)

IronNet Securities:	December 31, 2022
198,750 shares of common stock	$46	$4,273	$(4,227)
Equity funds and other securities	16,539	17,024	(485)
	$16,585	$21,297	$(4,712)

The shares of IRNT common stock were received by the Company as a result of the previously discussed Sponsor distribution. The fair value of these shares determined at the date of distribution represents the basis of these securities.

E.	Related Party Transactions

Certain balances held and invested in various mutual funds are managed by a related entity (the "Fund Manager"). Marc Gabelli, the Company’s non-executive Chairman of the Board, who is also a greater than 10% stockholder, serves as an executive officer of the Fund Manager. The brokerage and fund transactions in 2023 and 2022 were directed solely at the discretion of the Company’s management.

As of March 31, 2023, the balance with the Fund Manager totaled $37,772,000, including $20,943,000 which is classified within cash and cash equivalents on the accompanying condensed consolidated balance sheets and $16,829,000 which is classified within marketable securities on the accompanying condensed consolidated balance sheets. Fund management fees earned by the Fund Manager are estimated to be approximately 0.40% of the asset balances under management on an annual basis.

As of December 31, 2022, the balance with the Fund Manager totaled $26,811,000, including $10,295,000 which is classified within cash and cash equivalents on the accompanying condensed consolidated balance sheets and $16,516,000 which is classified as marketable securities on the accompanying condensed consolidated balance sheets.

Certain members of our board of directors (the “Board”), including Marc Gabelli, Timothy Foufas, Manjit Kalha and Michael Ferrantino, and three members of our management, Marc Gabelli, Patrick Huvane and Michael Ferrantino, are members of the Sponsor.

Transactions with M-tron Industries, Inc.

LGL Group and MtronPTI entered into an Amended and Restated Transitional Administrative and Management Services Agreement, which sets out the terms for services to be provided between the two companies post-separation. The current terms result in a net monthly payment of $4,000 per month to MtronPTI from LGL Group.

MtronPTI and LGL Group have agreed to share any excess Separation costs. Included in discontinued operations is an amount of $28,000 which represents 50% of the excess Separation costs incurred for the quarter ended March 31, 2023.

At March 31, 2023 and December 31, 2022, there was a balance due to LGL Group from MtronPTI of $246,000 and $6,000, respectively, which is included within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

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

	Level 1	Level 2	Level 3	Total at March 31, 2023
Equity Securities	$58	$—	$—	$58
Equity Mutual Fund	$—	$16,585	$—	$16,585
Commodity Mutual Fund	$—	$244	$—	$244
U.S. Treasury Mutual Funds	$20,941	$—	$—	$20,941

	Level 1	Level 2	Level 3	Total at December 31, 2022
Equity Securities	$68	$—	$—	$68
Equity Mutual Fund	$—	$16,294	$—	$16,294
Commodity Mutual Fund	$—	$222	$—	$222
U.S. Treasury Mutual Funds	$17,722	$—	$—	$17,722

As of March 31, 2023 and December 31, 2022, the Company had investments in three mutual funds and four mutual funds, respectively. The Equity Mutual Fund noted above is invested in the Gabelli ABC Fund and the Commodity Mutual Fund was invested in the Gabelli Gold Fund. The U.S. Treasury Mutual Funds, included in cash and cash equivalents, are invested in the Gabelli US Treasury Money Market Fund and at December 31, 2022 also included the BlackRock Liquidity Treasury Trust Money Market Fund.

G.	Inventories

Inventories are valued at the lower of cost or net realizable value using the FIFO (first-in, first-out) method. The Company reduces the value of its inventories to net realizable value when the net realizable value is believed to be less than the cost of the item. The reserve for excess and obsolete inventory as of March 31, 2023 and December 31, 2022 was $58,000 and $49,000, respectively.

Inventories are comprised of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$228	$258
Work in process	9	7
Total Inventories, net	$237	$265

H.	Stock-Based Compensation

Under the Company’s 2021 Incentive Plan, and the prior 2011 Incentive Plan, as amended, restricted stock and stock options have been awarded to certain employees as stock-based compensation. Compensation expense is based on the grant-date fair value and recognized over the requisite service period.

In January 2023, 3,750 restricted shares vested. Stock-based compensation expense was $14,000 for the three months ended March 31, 2022. There are no restricted share or option grants outstanding as of March 31, 2023.

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

For both the three months ended March 31, 2023 and 2022, there were warrants to purchase 1,051,664 shares of common stock, and for the three months ended March 31, 2022, there were options to purchase 25,000 shares of common stock and 41,283 restricted shares which were excluded from the diluted earnings per share computation because the impact of the assumed exercise of such warrants and stock options would have been anti-dilutive.

The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Weighted average shares outstanding - basic	5,352,937	5,323,973
Effect of diluted securities	—	—
Weighted average shares outstanding - diluted	5,352,937	5,323,973

J.	Income Taxes

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

The effective tax rate on continuing operations for the three months ended March 31, 2023 and March 31, 2022 was 29.3% and 20.6%, respectively. Differences between the Company’s effective income tax rate and the U.S. federal statutory rate are primarily due to the impact from uncertain tax positions, and state taxes.

K.	Domestic and Foreign Revenues

Significant foreign revenues from operations (10% or more of foreign sales) follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Canada	$43	$33
India	23	31
France	4	125
Romania	—	35
All other foreign countries	7	42
Total foreign revenues	$77	$266
Total domestic revenue	$364	$151

The Company allocates its foreign revenue based on the customer's ship-to location.

L.	Contingencies

In the ordinary course of business, the Company and its subsidiaries may become defendants in certain product liability, patent infringement, worker claims and other litigation. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable.

M.	Subsequent Events

Changes in Subsidiaries

In April, 2023, the Company established Lynch Systems Acquisition Holding Company, LLC, a subsidiary intended to advance the Company’s investment business activities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with the audited consolidated financial statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 17, 2023. The terms the “Company”, “LGL Group”, “LGL”, “we”, “our” or “us” refer to The LGL Group, Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated financial statements and the notes thereto.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q of the Company and the Company's other communications and statements, other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about the Company's beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company's control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan," "target," "goal" and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. Therefore, such statements are not intended to be a guarantee of the Company's performance in future periods. The Company's actual future results may differ materially from those set forth in the Company's forward-looking statements. For information concerning these factors and related matters, see "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on April 17, 2023, this Quarterly Report on Form 10-Q and our other filings with the SEC. However, other factors besides those referenced could adversely affect the Company's results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Quarterly Report on Form 10-Q. The Company does not undertake to update any forward-looking statement, except as required by law. As a result, you should not place undue reliance on these forward-looking statements.

OVERVIEW

The Company is a holding company engaged in services, investment and manufacturing business activities. The Company was incorporated in 1928 under the laws of the State of Indiana, and in 2007, the Company was reincorporated under the laws of the State of Delaware as The LGL Group, Inc. We maintain our executive offices at 2525 Shader Road, Orlando, Florida 32804. Our telephone number is (407) 298-2000. Our Internet address is www.lglgroup.com. Our common stock and warrants are traded on the NYSE American (“NYSE”) under the symbols "LGL" and “LGL WS”, respectively.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries except its sole variable interest entity (“VIE”), LGL Systems Acquisition Holding Company, LLC (the “Sponsor”), in which the Company’s investment is de minimis.

Manufacturing Business

We operate our manufacturing business currently through our subsidiary, Precise Time and Frequency, LLC ("PTF"), a globally positioned producer of industrial Electronic Instruments and commercial products and services. Founded in 2002, PTF operates from our design and manufacturing facility in Wakefield, Massachusetts.

PTF is our sole wholly owned manufacturing operation and is focused on the design and manufacture of high-performance Frequency and Time reference standards that form the basis for timing and synchronization in various applications including satellite communication, time transfer systems, network synchronization, electricity distribution and metrology.

Investment Business

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

As of March 31, 2023, LGL had investments (classified within Cash and cash equivalents and Marketable securities) with a fair value of approximately $37.8 million. The Company accounts for its Marketable securities under ASC 321 and as such, its Marketable securities are reported at fair value on its consolidated balance sheets.

Impact of MtronPTI’s Separation

On October 7, 2022, the separation of M-tron Industries, Inc. (“MtronPTI”) was completed (the “Separation”) and MtronPTI became an independent, publicly-traded company trading on the NYSE American under the stock symbol "MPTI."

The Separation was achieved through LGL’s distribution (the “Distribution”) of 100% of the shares of the MtronPTI's common stock to holders of LGL's common stock as of the close of business on the record date of September 30, 2022. LGL's stockholders of record received one-half share of MtronPTI's common stock for every share of LGL's common stock. LGL retained no ownership interest in the MtronPTI business following the Separation. The historical financial results of the MtronPTI business for periods prior to the distribution date are reflected in the Company’s consolidated financial statements as discontinued operations.

See Note A – Basis of Presentation in the accompanying notes to the condensed consolidated financial statements for further details of the Separation.

Results of Continuing Operations

Backlog

As of March 31, 2023, our order backlog was $399,000, an increase of 10.8% from $360,000 at December 31, 2022 and an increase of 138.9% compared to the backlog of $167,000 as of March 31, 2022. The backlog of unfilled orders includes amounts based on signed contracts likely to be fulfilled largely in the next 12 months but usually will ship within the next 90 days. Order backlog is adjusted quarterly to reflect project cancellations, deferrals, and revised project scope and cost, if any.

Three months ended March 31, 2023 compared to three months ended March 31, 2022

Consolidated Revenues and Gross Margin

Total revenues were $441,000 for the three months ended March 31, 2023, or 5.8% above revenues of $417,000 for the three months ended March 31, 2022. The revenue increase reflects increased product shipments to a key customer.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales as a percentage of revenues, increased to 56.5% for the three months ended March 31, 2023, from 42.0% for the three months ended March 31, 2022 reflecting the effects of product mix changes and the increased business volume.

Engineering, Selling and Administrative

Engineering, selling and administrative expense (“ES&A”) costs of $558,000 for the three months ended March 31, 2023 includes ES&A expenses of LGL’s operating subsidiary Precise Time and Frequency, LLC (“PTF”) totaling $178,000 and $380,000 for LGL’s corporate ES&A. In the three months ended March 31, 2022, PTF had ES&A of $167,000. The decrease of $464,000 in ES&A primarily relates to the compensation and related costs for former LGL executives who now are compensated by M-tron Industries, Inc. following its spin-off from LGL on October 7, 2022.

Operating Income (Loss)

The Company reported an operating loss of $309,000 for the three months ended March 31, 2023, compared to an operating loss of $847,000 for the three months ended March 31, 2022. The improvement reflects the impact from higher revenue and margins and the significant reduction in administrative costs due primarily to the Spin-Off of MtronPTI.

Interest Income (Expense), Net

The Company reported $198,000 of interest income during the three months ended March 31, 2023 compared to interest expense of $4,000 during the three months ended March 31, 2022. The income during the three months ended March 31, 2023 was related to higher interest rates on the Company’s cash and cash equivalents which are invested in short-term treasury mutual funds.

Investment (Loss) Income

The Company reported $345,000 of investment income during the three months ended March 31, 2023 compared to $45,000 during the three months ended March 31, 2022. The income during the three months ended March 31, 2023 was related to increased performance on the Company’s investment portfolio.

Total Other Income (Expense), Net

Total other income (expense), net was income of $531,000 for the three months ended March 31, 2023, compared to income of $42,000 for the three months ended March 31, 2022 which increased significantly due to the interest and investment income as shown above.

Income Tax Expense (Benefit)

We recorded a tax expense of $65,000 and benefit of $166,000 for the three months ended March 31, 2023 and 2022, respectively. The expense (benefit) is based on an estimated annual effective tax rate across the jurisdictions in which we operate.

Income from Discontinued Operations, net

Income from discontinued operations, net of tax was $808,000 for the three months ended March 31, 2022. These amounts represent the income which was formerly earned by the discontinued operation less the costs directly related to the spin-off and is presented net of the related tax effect.

Net Income

Net income was $157,000 compared to $169,000 for the three months ended March 31, 2022. The income in 2023 was primarily due to the increase in investment income, as noted above. For 2022, the net income resulted from the discontinued operations. Basic and diluted net income per share for both the three months ended March 31, 2023 and 2022 was $0.03.

Liquidity and Capital Resources

As of March 31, 2023 and December 31, 2022, cash and cash equivalents were $21,500,000 and $21,507,000, respectively.

Cash used in operating activities for the three months ended March 31, 2023 and 2022 was $50,000 and $554,000, respectively.

Cash provided by (used in) investing activities for the three months ended March 31, 2023 and 2022 was $43,000 provided by and $6,810,000 used in investing activities, respectively. The amount shown for the three months ended March 31, 2023 reflects the sale of 100,000 IRNT shares for $43,000.

As of March 31, 2023, our consolidated working capital was $38,799,000 compared to $38,753,000 as of December 31, 2022. As of March 31, 2023, we had current assets of $39,576,000, current liabilities of $777,000 and a ratio of current assets to current liabilities of 50.93 to 1.00. As of December 31, 2022, we had current assets of $39,340,000, current liabilities of $587,000 and a ratio of current assets to current liabilities of 67.02 to 1.00. Management continues to focus on efficiently managing working capital requirements to match operating activity levels and will seek to deploy the Company’s working capital where it will generate the greatest returns.

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

Critical Accounting Estimates

Our accompanying condensed consolidated financial statements are prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying footnotes. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions. For a discussion of the Company’s critical accounting estimates, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022.

Factors Which May Influence Results of Operations

We are not aware of any material trends or uncertainties, other than national economic conditions affecting our industry generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on our revenues or income other than those listed below and those listed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 17, 2023.

Inflation and Rising Interest Rates

During 2022, inflation in the United States accelerated and, as of the date of this Report, is currently expected to continue at an elevated level in the near-term. Rising inflation may have an adverse impact on our manufacturing cost of sales along with engineering, selling and administrative expenses, as these costs could increase at a rate higher than our revenue. The U.S. Federal Reserve raised the federal funds rate a total of seven times throughout 2022, resulting in a range from 4.25% to 4.50% as of December 31, 2022. Through May, the Federal Reserve has raised rates further, to a range of 5% to 5.25%. It is expected that the Federal Reserve may continue to increase the federal funds rate during 2023 to, among other things, control inflation. Rising interest rates are expected to benefit LGL due to a significant portion of its portfolio currently being invested in US treasury mutual funds.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2023 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2023, were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or our subsidiaries are a party or to which our properties are subject.

Item 1A.	Risk Factors.

We are not aware of any material trends or uncertainties, other than national economic conditions affecting our industry generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on our revenues or income other than those listed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 5.	Other Information.

THE LGL GROUP, INC.

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION FOR THE COMPANY

On October 7, 2022 the tax-free spin-off (“Spin-Off”) of the MtronPTI business was completed and MtronPTI became an independent, publicly-traded company trading on the NYSE American under the stock symbol "MPTI. Following the Spin-Off, the Company retains no ownership interest in MtronPTI.

The following unaudited pro forma consolidated statement of operations for the three months ended March 31, 2022 reflects the results of operations as if the Spin-Off had occurred on January 1, 2022. The unaudited pro forma consolidated financial information should be read together with the Company’s historical consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in its annual report on Form 10-K for the fiscal year ended December 31, 2022, and in its quarterly report on Form 10-Q for the three months ended March 31, 2022.

The unaudited pro forma consolidated financial statement is for illustrative and informational purposes only and is not intended to represent what the Company’s results of operations would have been had the Spin-Off and related transactions occurred on the date assumed. In addition, the unaudited pro forma consolidated financial statement also should not be considered indicative of the Company’s future results of operations following the Spin-Off.

The “Historical LGL (as reported)” column in the unaudited pro forma consolidated financial statement reflects the Company’s historical consolidated financial statement for the period presented and does not reflect any adjustments related to the Spin-Off and related transactions.

The information in the “Discontinued Operations” column in the unaudited pro forma consolidated statement of operations was derived from the Company’s consolidated financial statements and related accounting records for the three months ended March 31, 2022, and reflects the operating results of MtronPTI. The Company has historically provided many corporate functions on MtronPTI’s behalf, including executive services, tax, accounting, public and investor relations, general management, and has shared information technology systems, corporate governance activities, and centrally managed employee benefit arrangements. The expense allocation is based on the allocation methodology used to prepare the carve-out financial statements of MtronPTI included in the Information Statement included as Exhibit 99.1 to MtronPTI’s Registration Statement on Form 10, as amended on August 19, 2022 (the “Information Statement”) and is considered to be a reasonable estimate of the costs of services provided to MtronPTI by the Company during the periods presented. However, the allocation may not reflect the Company’s actual expenses following the Spin-Off or the actual costs to be incurred by MtronPTI following the Spin-Off, which may be impacted by multiple factors, including the organizational structure and strategic direction of these companies in the future. Discontinued Operations does not reflect what MtronPTI’s results of operations would have been on a stand-alone basis and are not necessarily indicative of future results of operations. MtronPTI’s historical financial results for periods prior to the Spin-Off are reflected in the Company’s consolidated financial statements as discontinued operations.

The information in the “Pro Forma Adjustments” column in the unaudited pro forma consolidated financial statements was based on available information and assumptions that the Company’s management believes are reasonable, that reflect the impacts of events directly attributable to the Spin-Off and related transactions that are factually supportable, and for purposes of the consolidated statements of income (loss), are not expected to have a continuing impact on the Company. Costs directly related to the Spin-Off prior to its completion are reflected in the Company’s pro forma statement of operations below and are included within the pro forma adjustments column. The pro forma adjustments do not reflect future events that may occur after the Spin-Off, including potential selling, general and administrative dis-synergies and the expected charges, the expected realization of any cost savings and other synergies in connection with the Spin-Off.

The “Pro Forma LGL” column is not necessarily indicative of future results nor does it reflect what the Company’s financial position and results of operations would have been as an independent public company during the period presented.

THE LGL GROUP, INC.
UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2022
(In thousands, except per share amounts)

	Historical LGL (as reported)	Discontinued Operations (A)	Pro Forma Adjustments		Pro Forma LGL
REVENUES	$8,108	$(7,691)	$—		$417
Costs and expenses:
Manufacturing cost of sales	5,061	(4,819)	—		242
Engineering, selling and administrative	2,826	(2,058)	(111)	(B)	657
OPERATING INCOME (LOSS)	221	(814)	111		(482)
Other income (expense):
Interest income, net	(7)	3	—		(4)
Investment income	45	—	—		45
Other (expense) income, net	(16)	17	—		1
Total other income (expense), net	22	20	—		42
INCOME (LOSS) BEFORE INCOME TAXES	243	(794)	111		(440)
Income tax (benefit) expense	74	(175)	20	(C)	(81)
NET INCOME (LOSS)	$169	$(619)	$91		$(359)
Basic per share information:
Weighted average number of shares used in basic earnings per share calculation	5,323,973	5,323,973	5,323,973		5,323,973
Basic net income (loss) per share	$0.03	$(0.12)	$0.02		$(0.07)
Diluted per share information:
Weighted average number of shares used in diluted earnings per share calculation	5,345,202	5,345,202	5,345,202		5,345,202
Diluted net income (loss) per share	$0.03	$(0.12)	$0.02		$(0.07)

THE LGL GROUP, INC.

NOTES TO UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENT

The unaudited pro forma consolidated statement of income (loss) for the three months ended March 31, 2022 includes the following adjustments:

(A)	Reflects the discontinued operations of MtronPTI, including the associated assets, liabilities, equity and results of operations, that are directly related to the Spin-Off.

(B)	Reflects one-time non-recurring costs related directly to the Spin-Off that were recorded in the historical numbers for LGL.

(C)	Reflects the tax impact of pro forma adjustments.

Item 6.	Exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K):

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

THE LGL GROUP, INC.
Date: May 15, 2023	By:	/s/ Mike J. Ferrantino
Mike J. Ferrantino
Co-Chief Executive Officer (Principal Executive Officer)
Date: May 15, 2023	By:	/s/ James W. Tivy
James W. Tivy
Chief Accounting Officer (Principal Financial Officer)