Form 10-Q
period 2023-06-30
LGL GROUP INC
filed 2023-08-14
CIK 61004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Yes  ☐    No  ☒

As of August 10, 2023, the registrant had 5,352,937 shares of common stock, $0.01 par value per share, outstanding.

THE LGL GROUP, INC.

Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2023

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value and share amounts)

	June 30, 2023 (unaudited)	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$40,314	$21,507
Marketable securities	25	16,585
Accounts receivable, net of reserves of $58 and $86, respectively	373	543
Inventories, net	226	265
Prepaid expenses and other current assets	266	440
Total Current Assets	41,204	39,340
Net property, plant, and equipment	—	1
Right-of-use lease assets	87	132
Intangible assets, net	72	78
Deferred income tax assets	216	234
Total Assets	$41,579	$39,785
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	58	310
Accrued compensation and commissions	238	170
Income taxes payable	—	1
Other accrued expenses	207	106
Total Current Liabilities	503	587
Other liabilities	687	708
Total Liabilities	1,190	1,295
Contingencies (Note M)
EQUITY
Common stock, $0.01 par value - 30,000,000 shares authorized; 5,434,521 shares issued and 5,352,937 shares outstanding at June 30, 2023 and December 31, 2022	53	53
Additional paid-in capital	46,346	46,346
Retained earnings	(7,302)	(7,329)
Treasury stock, 81,584 shares held in treasury at cost at June 30, 2023 and December 31, 2022	(580)	(580)
Stockholders' Equity	38,517	38,490
Non-controlling interests	1,872	—
Total Equity	40,389	38,490
Total liabilities and equity	$41,579	$39,785

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUES	$403	$370	$844	$787
Costs and expenses:
Manufacturing cost of sales	208	227	400	469
Engineering, selling and administrative	633	623	1,191	1,645
OPERATING LOSS	(438)	(480)	(747)	(1,327)
Other income (expense):
Interest income, net	275	9	473	5
Investment income (loss)	43	(2,373)	388	(2,328)
Other (expense) income, net	(12)	1	(24)	2
Total other income (expense), net	306	(2,363)	837	(2,321)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(132)	(2,843)	90	(3,648)
Income tax (benefit) expense	(2)	(588)	63	(754)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(130)	(2,255)	27	(2,894)
Income from discontinued operations, net of tax	—	457	—	1,265
NET (LOSS) INCOME	$(130)	$(1,798)	$27	$(1,629)

Net (Loss) Income per Basic Share:
Continuing operations	$(0.02)	$(0.42)	$0.01	$(0.54)
Discontinued operations	—	0.08	—	0.23
Total Net (Loss) Income per Basic Share	$(0.02)	$(0.34)	$0.01	$(0.31)

Net (Loss) Income per Diluted Share:
Continuing operations	$(0.02)	$(0.42)	$0.01	$(0.54)
Discontinued operations	—	0.08	—	0.23
Total Net (Loss) Income per Diluted Share	$(0.02)	$(0.34)	$0.01	$(0.31)

Weighted average shares outstanding:
Basic	5,352,937	5,334,187	5,352,937	5,329,080
Dilutive	5,352,937	5,334,187	5,352,937	5,329,080

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands, except share amounts)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Non- Controlling Interests	Total
Balance at December 31, 2022	5,349,187	$53	$46,346	$(7,329)	$(580)	$—	$38,490
Net income, Q1 2023	—	—	—	157	—	—	157
Stock-based compensation	3,750	—	—	—	—	—	—
Balance at March 31, 2023	5,352,937	$53	$46,346	$(7,172)	$(580)	$—	$38,647
Net loss, Q2 2023	—	—	—	(130)	—	—	(130)
Consolidation of non-controlling interests	—	—	—	—	—	1,872	1,872
Balance at June 30, 2023	5,352,937	$53	$46,346	$(7,302)	$(580)	$1,872	$40,389

Balance at December 31, 2021	5,308,973	$53	$45,817	$9,453	$(580)	$—	$54,743
Net income, Q1 2022	—	—	—	169	—	—	169
Stock-based compensation	—	—	233	—	—	—	233
Balance at March 31, 2022	5,308,973	$53	$46,050	$9,622	$(580)	$—	$55,145
Net loss, Q2 2022	—	—	—	(1,798)	—	—	(1,798)
Stock-based compensation	—	—	70	—	—	—	70
Shares withheld to pay taxes	—	—	(50)	—	—	—	(50)
Balance at June 30, 2022	5,308,973	$53	$46,070	$7,824	$(580)	$—	$53,367

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net income (loss)	$27	$(1,629)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1	313
Amortization of finite-lived intangible assets	6	38
Stock-based compensation	—	303
Realized loss (gain) on sale of marketable securities	4,316	(112)
Unrealized (loss) gain on marketable securities	(4,703)	2,441
Deferred income taxes	18	(589)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	170	(44)
Decrease (increase) in inventories, net	39	(880)
Decrease in prepaid expenses and other assets	185	168
Decrease in accounts payable, accrued compensation, income taxes and commissions and other	(68)	(896)
Net cash used in operating activities	(9)	(887)
INVESTING ACTIVITIES
Capital expenditures	—	(395)
Cash from consolidation of LGL Systems	1,869	—
Proceeds from sale of marketable securities	16,947	1,661
Purchase of marketable securities	—	(7,000)
Net cash provided by (used in) investing activities	18,816	(5,734)
FINANCING ACTIVITIES
Payment for taxes related to net share settlement of equity awards	—	(50)
Prepaid financing costs	—	(20)
Net cash provided by financing activities	—	(70)
Decrease in cash and cash equivalents	18,807	(6,691)
Cash and cash equivalents at beginning of period	21,507	29,016
Cash and cash equivalents at end of period	$40,314	$22,325

Supplemental Disclosure:
Income taxes paid	$134	$735

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

A.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and the instructions to Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023. The information included in this Form 10-Q should be read in conjunction with the information included in The LGL Group, Inc. (the “Company”, “LGL Group”, “LGL”, “we”, “our” or “us”) Annual Report on Form 10-K for the year ended  December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2023.

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

As part of our ongoing efforts developing our merchant investment segment, the Company took additional steps and solidified its role as the Managing Partner of a syndicated investment partnership. We have pursued opportunities for direct investing for control, direct investing as a minority with the ability to influence such as through Board representation and direct investing to build an industry platform to acquire and build along an industry vertical.

Spin-Off of M-tron Industries, Inc.

On October 7, 2022 the tax-free spin-off of the MtronPTI business was completed and MtronPTI became an independent, publicly traded company trading on the NYSE American under the stock symbol "MPTI".

The Separation was achieved through LGL’s distribution (the “Distribution”) of 100% of the shares of MtronPTI's common stock to holders of LGL's common stock as of the close of business on the record date of September 30, 2022. LGL's stockholders of record received one-half share of MtronPTI's common stock for every share of LGL's common stock. LGL retained no ownership interest in the MtronPTI business following the Separation. During the first quarter of 2023, MtronPTI agreed to share excess Separation costs of $28,000 with LGL Group, which has been recorded as a reduction of Spin-Off costs, which were $55,000 for the six months ended June 30, 2023, and $232,000 and $343,000 for the three and six months ended June 30, 2022, respectively, and are included in income from discontinued operations, net in the Company’s consolidated statements of operations.

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

LGL believes that the spin-off of MtronPTI would enable shareholders to more clearly evaluate the performance and future potential of each entity on a standalone basis, while allowing each to pursue its own distinct business strategy and capital allocation policy. Separating MtronPTI as an independent, publicly owned company positions the business to increase value to both MtronPTI and LGL Group. The spin-off permits each company to tailor its strategic plans and growth opportunities, more efficiently raise and allocate resources, including capital raised through debt or equity offerings, flexibly use its own stock as currency for teammate incentive compensation and potential acquisitions and provide investors a more targeted investment opportunity.

Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries along with any variable interest entity (“VIE”) for which it has been determined to be the primary beneficiary. During June 2023, the Company determined it was the primary beneficiary of LGL Systems Acquisition Holdings, LLC ("LGL Systems"), disclosing the non-controlling interest relating to the minority shareholders within its consolidated financial statements. The Company does not consolidate its VIE, LGL Systems Nevada Management Partners, LLC (“LGL Nevada”), as the Company had determined it is not the primary beneficiary, and its economic interest is immaterial. Intercompany transactions and accounts have been eliminated in consolidation. These consolidated financial statements and accompanying notes have been prepared in accordance with GAAP.

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

The Company reassesses its evaluation of whether an entity is a VIE when certain reconsideration events occur. The Company reassesses its determination of whether it is the primary beneficiary of a VIE on an ongoing basis based on current facts and circumstances. During June 2023, the Company reassessed its determination for LGL Systems and determined it was the primary beneficiary.

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

We performed an assessment to determine if there were any indicators of impairment as a result of the operating conditions resulting at the end of the fiscal quarter ended June 30, 2023. We concluded that, while there were events and circumstances in the macro-environment that did impact us, we did not experience any entity-specific indicators of asset impairment and no triggering events occurred.

Concentration Risks

Our cash and cash equivalents are invested primarily in two U.S. Treasury mutual funds, and the Company believes that there is minimal risk relative to its mutual fund holdings. At June 30, 2023, there were no balances in any financial institution exceeding the FDIC insurance limit of $250,000.

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

B.	Non-Controlling Interests

During June 2023, the Company was appointed as sole managing member of LGL Nevada and invested approximately $4,000 into LGL Nevada representing its 1% general partnership interest. In conjunction with this transaction, Lynch Capital International, LLC ("Lynch Capital"), the Company's wholly owned subsidiary, invested $1 million into LGL Systems, which is controlled by LGL Nevada. As a result of the subsequent determination that LGL was the primary beneficiary of LGL Systems and was therefore required to consolidate LGL Systems, the Company has recorded $1,872,000 related to non-controlling interests in LGL Systems. This is discussed further in Note E - Related Party Transactions.

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

The following table summarizes the significant line items included in Income from Discontinued Operations, Net of Tax in the Consolidated Statements of Operations for three and six months ended June 30, 2022 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Revenues	$7,064	$14,755
Manufacturing cost of sales	(4,412)	(9,231)
Engineering, selling and administrative	(2,048)	(3,852)
Interest expense, net	(2)	(5)
Other expense, net	(9)	(26)
Income from discontinued operations before income taxes	593	1,641
Income tax provision	136	376
Income from discontinued operations, net of tax	$457	$1,265

The cash flows related to discontinued operations have not been segregated, and are included in the Condensed Consolidated Statements of Cash Flows for all periods presented. The following table summarizes depreciation and other significant operating noncash items, capital expenditures and financing activities of discontinued operations for each period presented (in thousands):

Six Months Ended
June 30, 2022
Depreciation	$313
Amortization of finite-lived intangible assets	$27
Stock-based compensation expense	$287
Capital expenditures	$395

D.	Marketable Securities

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

Details of marketable securities held at June 30, 2023 and December 31, 2022 are as follows (in thousands):

			Cumulative Unrealized
	Fair Value	Basis	Loss
	June 30, 2023
Equity security	25	33	(8)
	$25	$33	$(8)

	December 31, 2022
198,750 shares of IronNet common stock	$46	$4,273	$(4,227)
Equity funds and other securities	16,539	17,024	(485)
	$16,585	$21,297	$(4,712)

The shares of IRNT common stock were received by the Company as a result of a distribution, with the basis of these securities being determined using the fair value on the date of distribution.

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

As of June 30, 2023, the balance with the Fund Manager totaled $31,980,000, all of which is classified within cash and cash equivalents on the accompanying condensed consolidated balance sheets. Fund management fees earned by the Fund Manager are estimated to be approximately 0.08% of the asset balances under management on an annual basis. All investments including those in related party mutual funds are overseen by the Independent Investment Committee of the Board. The Investment Committee meets regularly to review the alternatives and has determined that the current investments most reflect the company’s objective of lower cost, market return and adherence to having a larger proportion of underlying investments directly in US treasuries.

As of December 31, 2022, the balance with the Fund Manager totaled $26,811,000, including $10,295,000 which is classified within cash and cash equivalents on the accompanying condensed consolidated balance sheets and $16,516,000 which is classified as marketable securities on the accompanying condensed consolidated balance sheets.

Certain members of our board of directors (the “Board”), including Marc Gabelli, Timothy Foufas, Manjit Kalha and Michael Ferrantino, and three members of our management, Marc Gabelli, Patrick Huvane and Michael Ferrantino, are members of LGL Systems.

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

At June 30, 2023 and December 31, 2022, there was a balance due to LGL Group from MtronPTI of $0 and $6,000, respectively, which is included within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

Transactions with LGL Systems Acquisition Holdings, LLC.

LGL Group invested $1 million into LGL Systems during June 2023 through Lynch Capital. LGL Group's $1 million in membership interests represents approximately 35% of the membership interests, with approximately $929,000 of affiliated membership interests and a further $961,000 of unaffiliated membership interests. The affiliated members of LGL Systems include Venator Merchant Fund L.P., which is wholly owned by Marc Gabelli. Other affiliated members include Patrick Huvane, LGL's EVP, Tim Foufas, an LGL Director, and Manjit Kalha, an LGL Director and its current audit committee chairman.

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

	Level 1	Level 2	Level 3	Total at June 30, 2023
Equity Securities	$25	$—	$—	$25
U.S. Treasury Mutual Funds	$40,058	$—	$—	$40,058

	Level 1	Level 2	Level 3	Total at December 31, 2022
Equity Securities	$68	$—	$—	$68
Equity Mutual Fund	$—	$16,294	$—	$16,294
Commodity Mutual Fund	$—	$222	$—	$222
U.S. Treasury Mutual Funds	$17,722	$—	$—	$17,722

As of June 30, 2023 and December 31, 2022, the Company had investments in two mutual funds and four mutual funds, respectively. The Equity Mutual Fund noted above was invested in the Gabelli ABC Fund and the Commodity Mutual Fund was invested in the Gabelli Gold Fund. The U.S. Treasury Mutual Funds, included in cash and cash equivalents, are invested in the Gabelli US Treasury Money Market Fund and at  December 31, 2022 also included the BlackRock Liquidity Treasury Trust Money Market Fund.

G.	Inventories

Inventories are valued at the lower of cost or net realizable value using the FIFO (first-in, first-out) method. The Company reduces the value of its inventories to net realizable value when the net realizable value is believed to be less than the cost of the item. The reserve for excess and obsolete inventory as of June 30, 2023 and  December 31, 2022 was $68,000 and $49,000, respectively.

Inventories are comprised of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$218	$258
Work in process	8	7
Total Inventories, net	$226	$265

H.	Stock-Based Compensation

Under the Company’s 2021 Incentive Plan, and the prior 2011 Incentive Plan, as amended, restricted stock and stock options have been awarded to certain employees as stock-based compensation. Compensation expense is based on the grant-date fair value and recognized over the requisite service period.

In January 2023, 3,750 restricted shares vested. Stock-based compensation expense was $17,000 for the six months ended June 30, 2022. There are no restricted share or option grants outstanding as of June 30, 2023.

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

For both the three and six months ended June 30, 2023, there were warrants to purchase 1,051,664 shares of common stock, and for the three and six months ended June 30, 2022, there were options to purchase 25,000 shares of common stock and 56,283 restricted shares which were excluded from the diluted earnings per share computation because the impact of the assumed exercise of such warrants and stock options and vesting of restricted shares would have been anti-dilutive.

The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average shares outstanding - basic	5,352,937	5,334,187	5,352,937	5,329,080
Effect of diluted securities	—	—	—	—
Weighted average shares outstanding - diluted	5,352,937	5,334,187	5,352,937	5,329,080

J.	Income Taxes

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

The effective tax rate on continuing operations for the six months ended June 30, 2023 and 2022 was 70.0% and 20.7%, respectively. Differences between the Company’s effective income tax rate and the U.S. federal statutory rate are primarily due to the impact from uncertain tax positions, and state taxes.

K.	Domestic and Foreign Revenues

The Company allocates its foreign revenue based on the customer's ship-to location. Significant foreign revenues from operations (10% or more of foreign sales) follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Canada	$47	$16	$90	$49
Spain	236	21	236	31
France	5	—	9	125
Romania	—	55	—	90
All other foreign countries	69	25	76	67
Total foreign revenues	$357	$117	$411	$362
Total domestic revenue	$46	$253	$433	$425

L.	Segment Information

The Company has identified two reportable business segments: electronic instruments, which includes all products manufactured and sold by PTF, and merchant investment, which includes all the income and expenses through its subsidiary Lynch Capital.

Income (loss) from operations is equal to revenues, interest income, and investment income (loss) less manufacturing cost of sales and engineering, selling and administrative expenses. Identifiable assets of the segments are those used in each of their respective operations. Total assets of $41,579,000 includes $22,925,000 for the merchant investment business, $1,221,000 for the electronic instruments business, and $17,353,000 for the holding company. Holding company represents general corporate assets which are principally cash and cash equivalents, short-term investments and certain other investments and receivables along with deferred tax balances.

	For the Three Months Ended June 30, 2023				For the Three Months Ended June 30, 2022
	Electronic Instruments	Merchant Investment	Holding Company	Consolidated	Electronic Instruments	Merchant Investment	Holding Company	Consolidated
REVENUES	$403	$—	$—	$403	$370	$—	$—	$370
Interest income, net	—	255	20	275	—	—	9	9
Investment income (loss)	—	—	43	43	—	—	(2,373)	(2,373)
Costs and expenses:
Manufacturing cost of sales	(208)	—	—	(208)	(227)	—	—	(227)
Engineering, selling and administrative	(173)	(88)	(372)	(633)	(165)	—	(458)	(623)
Other expense, net	—	—	(12)	(12)	—	—	1	1
INCOME (LOSS) FROM OPERATIONS	$22	$167	$(321)	$(132)	$(22)	$—	$(2,821)	$(2,843)

	For the Six Months Ended June 30, 2023				For the Six Months Ended June 30, 2022
	Electronic Instruments	Merchant Investment	Holding Company	Consolidated	Electronic Instruments	Merchant Investment	Holding Company	Consolidated
REVENUES	$844	$—	$—	$844	$787	$—	$—	$787
Interest income, net	—	255	218	473	—	—	5	5
Investment income (loss)	—	—	388	388	—	—	(2,328)	(2,328)
Costs and expenses:
Manufacturing cost of sales	(400)	—	—	(400)	(469)	—	—	(469)
Engineering, selling and administrative	(350)	(88)	(753)	(1,191)	(332)	—	(1,313)	(1,645)
Other expense, net	—	—	(24)	(24)	—	—	2	2
INCOME (LOSS) FROM OPERATIONS	$94	$167	$(171)	$90	$(14)	$—	$(3,634)	$(3,648)

M.	Contingencies

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries along with any variable interest entity (“VIE”) for which it has been determined to be the primary beneficiary. During June 2023, the Company determined it was the primary beneficiary of LGL Systems Acquisition Holdings, LLC ("LGL Systems"), disclosing the non-controlling interest relating to the minority shareholders within its consolidated financial statements. The Company does not consolidate its VIE, LGL Systems Nevada Management Partners, LLC (“LGL Nevada”), as the Company had determined it is not the primary beneficiary, and its economic interest is immaterial.

Electronic Instruments Business

We operate our electronic instruments business currently through our subsidiary, Precise Time and Frequency, LLC ("PTF"), a globally positioned producer of industrial Electronic Instruments and commercial products and services. Founded in 2002, PTF operates from our design and manufacturing facility in Wakefield, Massachusetts.

PTF is our sole wholly owned manufacturing operation and is focused on the design and manufacture of high-performance Frequency and Time reference standards that form the basis for timing and synchronization in various applications including satellite communication, time transfer systems, network synchronization, electricity distribution and metrology.

Merchant Investment Business

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

During June 2023, LGL Group transferred approximately $21.0 million of cash and cash equivalents to its wholly owned subsidiary, Lynch Capital International, LLC ("Lynch Capital"), for its use within the investment business. During June 2023, Lynch Capital was appointed as sole managing member of LGL Nevada and invested approximately $4,000 into LGL Nevada representing its 1% general partnership interest. In conjunction with this transaction, Lynch Capital invested $1 million into LGL Systems, which is controlled by LGL Nevada. As a result of the subsequent determination that LGL was the primary beneficiary of LGL Systems and was therefore required to consolidate LGL Systems, the Company has recorded $1,872,000 related to non-controlling interests in LGL Systems on its consolidated balance sheets.

LGL Group invested $1 million into LGL Systems during June 2023 through Lynch Capital, with its $1 million in membership interests representing approximately 35% of all membership interests, including approximately $929,000 of affiliated membership interests and a further $961,000 of unaffiliated membership interests. The affiliated members of LGL Systems include Venator Merchant Fund L.P., which is wholly owned by Marc Gabelli. Other affiliated members include Patrick Huvane, LGL's EVP, Tim Foufas, an LGL Director, and Manjit Kalha, an LGL Director and its current audit committee chairman.

As of June 30, 2023, LGL had investments (classified within Cash and cash equivalents and Marketable securities) with a fair value of approximately $37.8 million, of which $22.9 million was held directly by Lynch Capital for the investment business. The Company accounts for its Marketable securities under ASC 321 and as such, its Marketable securities are reported at fair value on its consolidated balance sheets.

Impact of MtronPTI’s Separation

On October 7, 2022, the separation of M-tron Industries, Inc. (“MtronPTI”) was completed (the “Separation”) and MtronPTI became an independent, publicly traded company trading on the NYSE American under the stock symbol "MPTI."

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

Results of Continuing Operations

Backlog

As of June 30, 2023, our order backlog was $324,000, a decrease of 10.0% from $360,000 at December 31, 2022 and an increase of 114.6% compared to the backlog of $151,000 as of June 30, 2022. The backlog of unfilled orders includes amounts based on signed contracts likely to be fulfilled largely in the next 12 months but usually will ship within the next 90 days. Order backlog is adjusted quarterly to reflect project cancellations, deferrals, and revised project scope and cost, if any.

Three months ended June 30, 2023 compared to three months ended June 30, 2022

Consolidated Revenues and Gross Margin

Total revenues were $403,000 for the three months ended June 30, 2023, or 8.9% above revenues of $370,000 for the three months ended June 30, 2022.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales as a percentage of revenues, increased to 48.4% for the three months ended June 30, 2023, from 38.6% for the three months ended June 30, 2022 reflecting the effects of product mix changes.

Engineering, Selling and Administrative

Engineering, selling and administrative expense (“ES&A”) costs of $633,000 for the three months ended June 30, 2023 includes ES&A expenses of LGL’s operating subsidiary Precise Time and Frequency, LLC (“PTF”) totaling $173,000, $372,000 for LGL’s corporate ES&A, and $88,000 for Lynch Capital's investment ES&A. In the three months ended June 30, 2022, PTF had ES&A of $165,000, with the remaining $458,000 representing LGL’s corporate ES&A.

Operating Income (Loss)

The Company reported an operating loss of $438,000 for the three months ended June 30, 2023, compared to an operating loss of $480,000 for the three months ended June 30, 2022. The improvement reflects the impact from higher margins and a slight reduction in administrative costs.

Interest Income (Expense), Net

The Company reported $275,000 of interest income during the three months ended June 30, 2023 compared to interest income of $9,000 during the three months ended June 30, 2022. The income during the three months ended June 30, 2023 was related to higher interest rates on the Company’s cash and cash equivalents which are invested in short-term treasury mutual funds.

Investment Income (Loss)

The Company reported $43,000 of investment income during the three months ended June 30, 2023 compared to a loss of $2,373,000 during the three months ended June 30, 2022. The income during the three months ended June 30, 2023 was related to performance on the Company’s investment portfolio, with the prior year loss for the three months ended June 30, 2022 being related almost entirely to the Company's investment in IronNet.

Total Other Income (Expense), Net

Total other income (expense), net was income of $306,000 for the three months ended June 30, 2023, compared to expense of $2,363,000 for the three months ended June 30, 2022 which increased significantly due to the interest and investment income as shown above, as compared to the prior year which was the result of an investment loss.

Income Tax (Benefit) Expense

We recorded a tax benefit of $2,000 and $588,000 for the three months ended June 30, 2023 and 2022, respectively. The benefit is based on an estimated annual effective tax rate across the jurisdictions in which we operate.

Income from Discontinued Operations, net

Income from discontinued operations, net of tax was $457,000 for the three months ended June 30, 2022. These amounts represent the income which was formerly earned by the discontinued operation less the costs directly related to the spin-off and is presented net of the related tax effect.

Net (loss) Income

Net loss was $130,000 compared to $1,798,000 for the three months ended June 30, 2022. The loss in 2023 was primarily due to corporate ES&A exceeding the investment income, as noted above. For 2022, the net loss resulted primarily from the investment loss. Basic and diluted net loss per share for the three months ended June 30, 2023 and 2022 was $0.02 and $0.34, respectively.

Six months ended June 30, 2023 compared to six months ended June 30, 2022

Consolidated Revenues and Gross Margin

Total revenues were $844,000 for the six months ended June 30, 2023, or 7.2% above revenues of $787,000 for the six months ended June 30, 2022.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales as a percentage of revenues, increased to 52.6% for the six months ended June 30, 2023, from 40.4% for the six months ended June 30, 2022 reflecting the effects of product mix changes.

Engineering, Selling and Administrative

Engineering, selling and administrative expense (“ES&A”) costs of $1,191,000 for the six months ended June 30, 2023 includes ES&A expenses of LGL’s operating subsidiary Precise Time and Frequency, LLC (“PTF”) totaling $350,000 and $753,000 for LGL’s corporate ES&A, and $88,000 for Lynch Capital's investment ES&A. In the six months ended June 30, 2022, PTF had ES&A of $332,000, with the remaining $1,313,000 representing LGL’s corporate ES&A. The decrease of $454,000 in ES&A primarily relates to the compensation and related costs for former LGL executives who now are compensated by M-tron Industries, Inc. following its spin-off from LGL on October 7, 2022.

Operating Income (Loss)

The Company reported an operating loss of $747,000 for the six months ended June 30, 2023, compared to an operating loss of $1,327,000 for the six months ended June 30, 2022. The improvement reflects the impact from higher revenue and margins and the significant reduction in administrative costs due primarily to the Spin-Off of MtronPTI.

Interest Income (Expense), Net

The Company reported $473,000 of interest income during the six months ended June 30, 2023 compared to interest income of $5,000 during the six months ended June 30, 2022. The income during the six months ended June 30, 2023 was related to higher interest rates on the Company’s cash and cash equivalents which are invested in short-term treasury mutual funds.

Investment Income (Loss)

The Company reported $388,000 of investment income during the six months ended June 30, 2023 compared to a loss of $2,328,000 during the six months ended June 30, 2022. The income during the six months ended June 30, 2023 was related to performance on the Company’s investment portfolio, with the prior year loss for the six months ended June 30, 2022 being related almost entirely to the Company's investment in IronNet.

Total Other Income (Expense), Net

Total other income (expense), net was income of $837,000 for the six months ended June 30, 2023, compared to expense of $2,321,000 for the six months ended June 30, 2022 which related primarily to the interest and investment income or loss as shown above.

Income Tax (Benefit) Expense

We recorded a tax expense of $63,000 and benefit of $754,000 for the six months ended June 30, 2023 and 2022, respectively. The (benefit) expense is based on an estimated annual effective tax rate across the jurisdictions in which we operate.

Income from Discontinued Operations, net

Income from discontinued operations, net of tax was $1,265,000 for the six months ended June 30, 2022. These amounts represent the income which was formerly earned by the discontinued operation less the costs directly related to the spin-off and is presented net of the related tax effect.

Net (Loss) Income

Net income was $27,000 compared to a loss of $1,629,000 for the six months ended June 30, 2022. The income in 2023 was primarily due to the increase in investment income, as noted above. For 2022, the net loss resulted from the investment performance. Basic and diluted net income per share for the six months ended June 30, 2023 and 2022 was income of $0.01 and loss of $0.31, respectively.

Liquidity and Capital Resources

As of June 30, 2023 and December 31, 2022, cash and cash equivalents were $40,314,000 and $21,507,000, respectively.

Cash used in operating activities for the six months ended June 30, 2023 and 2022 was $9,000 and $887,000, respectively.

Cash provided by (used in) investing activities for the six months ended June 30, 2023 and 2022 was $18,816,000 provided by and $5,734,000 used in investing activities, respectively. The amount shown for the six months ended June 30, 2023 reflects the sale of 198,500 IRNT shares for $61,000. During the second quarter of 2023, we sold substantially all of our investments and placed them into money market securities.

As of June 30, 2023, our consolidated working capital was $40,701,000 compared to $38,753,000 as of December 31, 2022. As of June 30, 2023, we had current assets of $41,204,000, current liabilities of $503,000 and a ratio of current assets to current liabilities of 81.92 to 1.00. As of December 31, 2022, we had current assets of $39,340,000, current liabilities of $587,000 and a ratio of current assets to current liabilities of 67.02 to 1.00. Management continues to focus on efficiently managing working capital requirements to match operating activity levels and will seek to deploy the Company’s working capital where it will generate the greatest returns.

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

Inflation and Rising Interest Rates

During 2022, inflation in the United States accelerated and, as of the date of this Report, is currently expected to continue at an elevated level in the near-term. Rising inflation may have an adverse impact on our manufacturing cost of sales along with engineering, selling and administrative expenses, as these costs could increase at a rate higher than our revenue. The U.S. Federal Reserve raised the federal funds rate a total of seven times throughout 2022, and four times in 2023, resulting in a current range from 5.25% to 5.50% as of the filing date of this Quarterly Report on Form 10-Q. It is expected that the Federal Reserve will continue to increase the federal funds rate throughout 2023 to, among other things, control inflation. Rising interest rates are expected to benefit LGL due to a significant portion of its portfolio currently being invested in US treasury mutual funds.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2023 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2023, were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

THE LGL GROUP, INC.

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION FOR THE COMPANY

On October 7, 2022 the tax-free spin-off (“Spin-Off”) of the MtronPTI business was completed and MtronPTI became an independent, publicly traded company trading on the NYSE American under the stock symbol "MPTI. Following the Spin-Off, the Company retains no ownership interest in MtronPTI.

The following unaudited pro forma consolidated statements of operations for the three and six months ended June 30, 2022 reflects the results of operations as if the Spin-Off had occurred on January 1, 2022. The unaudited pro forma consolidated financial information should be read together with the Company’s historical consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in its annual report on Form 10-K for the fiscal year ended December 31, 2022, and in its quarterly report on Form 10-Q for the six months ended June 30, 2023.

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

The information in the “Discontinued Operations” column in the unaudited pro forma consolidated statement of operations was derived from the Company’s consolidated financial statements and related accounting records for the three and six months ended June 30, 2022, and reflects the operating results of MtronPTI. The Company has historically provided many corporate functions on MtronPTI’s behalf, including executive services, tax, accounting, public and investor relations, general management, and has shared information technology systems, corporate governance activities, and centrally managed employee benefit arrangements. The expense allocation is based on the allocation methodology used to prepare the carve-out financial statements of MtronPTI included in the Information Statement included as Exhibit 99.1 to MtronPTI’s Registration Statement on Form 10, as amended on August 19, 2022 (the “Information Statement”) and is considered to be a reasonable estimate of the costs of services provided to MtronPTI by the Company during the periods presented. However, the allocation may not reflect the Company’s actual expenses following the Spin-Off or the actual costs to be incurred by MtronPTI following the Spin-Off, which may be impacted by multiple factors, including the organizational structure and strategic direction of these companies in the future. Discontinued Operations does not reflect what MtronPTI’s results of operations would have been on a stand-alone basis and are not necessarily indicative of future results of operations. MtronPTI’s historical financial results for periods prior to the Spin-Off are reflected in the Company’s consolidated financial statements as discontinued operations.

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

THE LGL GROUP, INC.

UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2022

(In thousands, except per share amounts)

	Historical LGL (as reported)	Discontinued Operations (A)	Pro Forma Adjustments		Pro Forma LGL
REVENUES	$7,434	$(7,064)	$—		$370
Costs and expenses:
Manufacturing cost of sales	4,639	(4,412)	—		227
Engineering, selling and administrative	2,671	(2,049)	(232)	(B)	390
OPERATING INCOME (LOSS)	124	(603)	232		(247)
Other income (expense):
Interest income, net	7	2	—		9
Investment loss	(2,373)	—	—		(2,373)
Other expense, net	(8)	9	—		1
Total other expense, net	(2,374)	11	—		(2,363)
LOSS BEFORE INCOME TAXES	(2,250)	(592)	232		(2,610)
Income tax (benefit) expense	(452)	(106)	46	(C)	(512)
NET LOSS	$(1,798)	$(486)	$186		$(2,098)
Basic per share information:
Weighted average number of shares used in basic earnings per share calculation	5,334,187	5,334,187	5,334,187		5,334,187
Basic net loss per share	$(0.34)	$(0.09)	$0.03		$(0.39)
Diluted per share information:
Weighted average number of shares used in diluted earnings per share calculation	5,334,187	5,334,187	5,334,187		5,334,187
Diluted net loss per share	$(0.34)	$(0.09)	$0.03		$(0.39)

THE LGL GROUP, INC.
UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

six months ended June 30, 2022
(In thousands, except per share amounts)

	Historical LGL (as reported)	Discontinued Operations (A)	Pro Forma Adjustments		Pro Forma LGL
REVENUES	$15,542	$(14,755)	$—		$787
Costs and expenses:
Manufacturing cost of sales	9,700	(9,231)	—		469
Engineering, selling and administrative	5,497	(4,107)	(343)	(B)	1,047
OPERATING INCOME (LOSS)	345	(1,417)	343		(729)
Other income (expense):
Interest income, net	—	5	—		5
Investment loss	(2,328)	—	—		(2,328)
Other expense, net	(24)	26	—		2
Total other expense, net	(2,352)	31	—		(2,321)
LOSS BEFORE INCOME TAXES	(2,007)	(1,386)	343		(3,050)
Income tax (benefit) expense	(378)	(281)	67	(C)	(592)
NET LOSS	$(1,629)	$(1,105)	$276		$(2,458)
Basic per share information:
Weighted average number of shares used in basic earnings per share calculation	5,329,080	5,329,080	5,329,080		5,329,080
Basic net loss per share	$(0.31)	$(0.21)	$0.05		$(0.46)
Diluted per share information:
Weighted average number of shares used in diluted earnings per share calculation	5,329,080	5,329,080	5,329,080		5,329,080
Diluted net loss per share	$(0.31)	$(0.21)	$0.05		$(0.46)

THE LGL GROUP, INC.

NOTES TO UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

The unaudited pro forma consolidated statements of income (loss) for the three and six months ended June 30, 2022 includes the following adjustments:

(A)	Reflects the discontinued operations of MtronPTI, including the associated assets, liabilities, equity and results of operations, that are directly related to the Spin-Off.

(B)	Reflects one-time non-recurring costs related directly to the Spin-Off that were recorded in the historical numbers for LGL.

(C)	Reflects the tax impact of pro forma adjustments.

Item 6.	Exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (and are numbered in accordance with Item 601 of Regulation S-K):

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

THE LGL GROUP, INC.
Date: August 14, 2023	By:	/s/ Mike J. Ferrantino
Mike J. Ferrantino
Co-Chief Executive Officer (Principal Executive Officer)
Date: August 14, 2023	By:	/s/ James W. Tivy
James W. Tivy
Chief Accounting Officer (Principal Financial Officer)