Form 10-Q
period 2023-09-30
LGL GROUP INC
filed 2023-11-14
CIK 61004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes  ☐    No  ☒

As of November 6, 2023, the registrant had 5,352,937 shares of common stock, $0.01 par value per share, outstanding.

THE LGL GROUP, INC.

Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2023

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value and share amounts)

	September 30, 2023 (unaudited)	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$40,777	$21,507
Marketable securities	22	16,585
Accounts receivable, net of reserves of $58 and $86, respectively	273	543
Inventories, net	191	265
Prepaid expenses and other current assets	239	440
Total Current Assets	41,502	39,340
Net property, plant, and equipment	—	1
Right-of-use lease assets	71	132
Intangible assets, net	63	78
Deferred income tax assets	186	234
Total Assets	$41,822	$39,785
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	215	310
Accrued compensation and commissions	324	170
Income taxes payable	—	1
Other accrued expenses	72	106
Total Current Liabilities	611	587
Other liabilities	692	708
Total Liabilities	1,303	1,295
Contingencies (Note M)
Equity:
Common stock, $0.01 par value - 30,000,000 shares authorized; 5,434,521 shares issued and 5,352,937 shares outstanding at September 30, 2023 and December 31, 2022	53	53
Additional paid-in capital	46,346	46,346
Retained earnings	(7,194)	(7,329)
Treasury stock, 81,584 shares held in treasury at cost at September 30, 2023 and December 31, 2022	(580)	(580)
Stockholders' Equity	38,625	38,490
Non-controlling interests	1,894	—
Total Equity	40,519	38,490
Total Liabilities and Equity	$41,822	$39,785

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Net sales	$438	$344	$1,282	$1,131
Interest income	544	52	1,017	57
Investment (loss) income	(4)	(2,121)	384	(4,449)
Total revenues, net of investment (loss) income	978	(1,725)	2,683	(3,261)
Expenses:
Manufacturing cost of sales	195	203	595	672
Engineering, selling and administrative	584	667	1,799	2,310
Total Expenses	779	870	2,394	2,982
Income (loss) from continuing operations before income taxes	199	(2,595)	289	(6,243)
Income tax expense (benefit)	69	(648)	132	(1,402)
Net income (loss) from continuing operations	130	(1,947)	157	(4,841)
Income from discontinued operations, net of tax	—	488	—	1,753
Net income (loss)	130	(1,459)	157	(3,088)
Less: net income attributable to non-controlling interests	22	—	22	—
Net income (loss) attributable to LGL Group	$108	$(1,459)	$135	$(3,088)

Net Income (Loss) per Basic Share:
Continuing operations	$0.02	$(0.36)	$0.03	$(0.91)
Discontinued operations	—	0.09	—	0.32
Total Net Income (Loss) per Basic Share	$0.02	$(0.27)	$0.03	$(0.58)

Net Income (Loss) per Diluted Share:
Continuing operations	$0.02	$(0.36)	$0.03	$(0.91)
Discontinued operations	—	0.09	—	0.32
Total Net Income (Loss) per Diluted Share	$0.02	$(0.27)	$0.03	$(0.58)

Weighted average shares outstanding:
Basic	5,352,937	5,346,043	5,352,937	5,334,774
Dilutive	5,355,006	5,346,043	5,352,937	5,334,774

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands, except share amounts)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Non- Controlling Interests	Total
Balance at December 31, 2022	5,349,187	$53	$46,346	$(7,329)	$(580)	$—	$38,490
Net income, Q1 2023	—	—	—	157	—	—	157
Stock-based compensation	3,750	—	—	—	—	—	—
Balance at March 31, 2023	5,352,937	$53	$46,346	$(7,172)	$(580)	$—	$38,647
Net loss, Q2 2023	—	—	—	(130)	—	—	(130)
Consolidation of non-controlling interests	—	—	—	—	—	1,872	1,872
Balance at June 30, 2023	5,352,937	$53	$46,346	$(7,302)	$(580)	$1,872	$40,389
Net income, Q3 2023	—	—	—	108	—	22	130
Balance at September 30, 2023	5,352,937	$53	$46,346	$(7,194)	$(580)	$1,894	$40,519

Balance at December 31, 2021	5,308,973	$53	$45,817	$9,453	$(580)	$—	$54,743
Net income, Q1 2022	—	—	—	169	—	—	169
Stock-based compensation	15,000	—	233	—	—	—	233
Balance at March 31, 2022	5,323,973	$53	$46,050	$9,622	$(580)	$—	$55,145
Net loss, Q2 2022	—	—	—	(1,798)	—	—	(1,798)
Stock-based compensation	15,000	—	70	—	—	—	70
Shares withheld to pay taxes	(4,786)	—	(50)	—	—	—	(50)
Balance at June 30, 2022	5,334,187	$53	$46,070	$7,824	$(580)	$—	$53,367
Net loss, Q3 2022	—	—	—	(1,459)	—	—	(1,459)
Exercise of stock options	15,000	—	191	—	—	—	191
Stock-based compensation	—	—	80	—	—	—	80
Balance at September 30, 2022	5,349,187	$53	$46,341	$6,365	$(580)	$—	$52,179

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net income (loss)	$157	$(3,088)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1	486
Amortization of finite-lived intangible assets	15	56
Stock-based compensation	—	383
Realized loss (gain) on sale of marketable securities	4,316	(112)
Unrealized (gain) loss on marketable securities	(4,700)	4,561
Deferred income taxes	48	(1,146)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	270	(955)
Decrease (increase) in inventories, net	74	(2,092)
Decrease in prepaid expenses and other assets	212	284
Increase in accounts payable, accrued compensation, income taxes and commissions and other	61	792
Net cash provided by (used in) operating activities	454	(831)
INVESTING ACTIVITIES
Capital expenditures	—	(663)
Cash from consolidation of LGL Systems	1,869	—
Proceeds from sale of marketable securities	16,947	1,661
Purchase of marketable securities	—	(7,013)
Net cash provided by (used in) investing activities	18,816	(6,015)
FINANCING ACTIVITIES
Payment for taxes related to net share settlement of equity awards	—	(50)
Exercise of stock options	—	191
Prepaid financing costs	—	(20)
Net cash provided by financing activities	—	121
Increase (decrease) in cash and cash equivalents	19,270	(6,725)
Cash and cash equivalents at beginning of period	21,507	29,016
Cash and cash equivalents at end of period	$40,777	$22,291

Supplemental Disclosure:
Income taxes paid	$207	$741

See Accompanying Notes to Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

A.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and the instructions to Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023. The information included in this Form 10-Q should be read in conjunction with the information included in The LGL Group, Inc. (the “Company”, “LGL Group”, “LGL”, “we”, “our” or “us”) Annual Report on Form 10-K for the year ended  December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2023.

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

Certain prior period balances were reclassified to conform with the current financial statement presentation, including a reclassification of the income statement line items for interest income and investment (loss) income to be classified and included within revenues.

Spin-Off of M-tron Industries, Inc.

On October 7, 2022 the tax-free spin-off of the MtronPTI business was completed and MtronPTI became an independent, publicly traded company trading on the NYSE American under the stock symbol "MPTI".

The Separation was achieved through LGL’s distribution (the “Distribution”) of 100% of the shares of MtronPTI's common stock to holders of LGL's common stock as of the close of business on the record date of September 30, 2022. LGL's stockholders of record received one-half share of MtronPTI's common stock for every share of LGL's common stock. LGL retained no ownership interest in the MtronPTI business following the Separation. During the first quarter of 2023, MtronPTI agreed to share excess Separation costs of $28,000 with LGL Group, which has been recorded as a reduction of Spin-Off costs, which were $55,000 for the nine months ended September 30, 2023, and $232,000 and $575,000 for the three and nine months ended September 30, 2022, respectively, and are included in income from discontinued operations, net in the Company’s consolidated statements of operations.

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

Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries along with any variable interest entity (“VIE”) for which it has been determined to be the primary beneficiary. During June 2023, the Company determined it was the primary beneficiary of LGL Systems Acquisition Holding Company, LLC ("LGL Systems"), disclosing the non-controlling interest relating to the minority shareholders within its consolidated financial statements. The Company does not consolidate its VIE, LGL Systems Nevada Management Partners, LLC (“LGL Nevada”), as the Company had determined it is not the primary beneficiary, and its economic interest is immaterial. Intercompany transactions and accounts have been eliminated in consolidation. These consolidated financial statements and accompanying notes have been prepared in accordance with GAAP.

As of September 30, 2023, the subsidiaries of the Company are as follows:

Subsidiary Name	State or Country of Organization		The LGL Group Investment
Precise Time and Frequency, LLC	Delaware		100.0%
P3 Logistic Solutions LLC	Delaware		100.0%
Lynch Capital International, LLC	Delaware		100.0%
LGL Systems Acquisition Holding Company, LLC	Delaware	*	34.8%
Lynch Systems Acquisition Holding Company, LLC	Delaware		100.0%

* VIE - Consolidated

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

We performed an assessment to determine if there were any indicators of impairment as a result of the operating conditions resulting at the end of the fiscal quarter ended September 30, 2023. We concluded that, while there were events and circumstances in the macro-environment that did impact us, we did not experience any entity-specific indicators of asset impairment and no triggering events occurred.

Concentration Risks

Our cash and cash equivalents are invested primarily in two U.S. Treasury money market funds, and the Company believes that there is minimal risk relative to its fund holdings. At September 30, 2023, there were no cash balances in any financial institution exceeding the FDIC insurance limit of $250,000.

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

During June 2023, the Company was appointed as sole managing member of LGL Nevada and invested approximately $4,000 into LGL Nevada representing its 1% general partnership interest. In conjunction with this transaction, Lynch Capital International, LLC ("Lynch Capital"), the Company's wholly owned subsidiary, invested $1 million into LGL Systems, which is controlled by LGL Nevada. As a result of the subsequent determination that LGL was the primary beneficiary of LGL Systems and was therefore required to consolidate LGL Systems, the Company recorded $1,872,000 related to the consolidation of its non-controlling interests in LGL Systems. This is discussed further in Note E - Related Party Transactions.

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

The following table summarizes the significant line items included in Income from Discontinued Operations, Net of Tax in the Consolidated Statements of Operations for three and nine months ended September 30, 2022 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Revenues	$8,417	$23,172
Manufacturing cost of sales	5,688	14,919
Engineering, selling and administrative	2,080	5,932
Interest expense, net	1	6
Other expense, net	15	41
Income from discontinued operations before income taxes	633	2,274
Income tax provision	145	521
Income from discontinued operations, net of tax	$488	$1,753

The cash flows related to discontinued operations have not been segregated and are included in the Condensed Consolidated Statements of Cash Flows for all periods presented. The following table summarizes depreciation and other significant operating noncash items, capital expenditures and financing activities of discontinued operations for each period presented (in thousands):

Nine Months Ended
September 30, 2022
Depreciation	$486
Amortization of finite-lived intangible assets	$40
Stock-based compensation expense	$362
Capital expenditures	$663

D.	Marketable Securities

The Company accounts for equity securities under ASC 321. Such securities are reported at fair value on the consolidated balance sheets, and the related unrealized gains and losses are reported in the consolidated statements of cash flows as non-cash adjustments to income. Any realized and unrealized gains or losses on marketable securities are reported in the consolidated statements of operations as investment income or (loss). Details of marketable securities held at September 30, 2023 and December 31, 2022 are as follows (in thousands):

			Cumulative Unrealized
	Fair Value	Basis	Loss
	September 30, 2023
Equity security	22	33	(11)
	$22	$33	$(11)

	December 31, 2022
198,750 shares of IronNet common stock	$46	$4,273	$(4,227)
Equity funds and other securities	16,539	17,024	(485)
	$16,585	$21,297	$(4,712)

The shares of IRNT common stock were received by the Company as a result of a distribution, with the basis of these securities being determined using the fair value on the date of distribution.

E.	Related Party Transactions

Certain balances held and invested in various mutual funds are managed by an entity (the "Fund Manager"), which is related to the company through certain of our shareholders.  All investments including those in related party mutual funds are overseen by the Independent Investment Committee of the Board. The Investment Committee meets regularly to review the alternatives and has determined that the current investments most reflect the company’s objective of lower cost, market return and adherence to having a larger proportion of underlying investments directly in US treasuries.

As of September 30, 2023, the balance with the Fund Manager totaled $32,121,000, all of which is classified within cash and cash equivalents on the accompanying condensed consolidated balance sheets. The fund has an expense ratio of approximately .08% on an annual basis, including a management fee of .08%, which is paid to the Fund Manager.

As of December 31, 2022, the balance with the Fund Manager totaled $26,811,000, including $10,295,000 which is classified within cash and cash equivalents on the accompanying condensed consolidated balance sheets and $16,516,000 which is classified as marketable securities on the accompanying condensed consolidated balance sheets.

Certain members of our board of directors (the “Board”), including Marc Gabelli, Timothy Foufas, Manjit Kalha and Michael Ferrantino, and three members of our management, Marc Gabelli, Patrick Huvane and Timothy Foufas, are members of LGL Systems.

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

At September 30, 2023 and December 31, 2022, there was a balance due to LGL Group from MtronPTI of $0 and $6,000, respectively, which is included within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

Transactions with LGL Systems Acquisition Holding Company, LLC.

LGL Group invested $1 million into LGL Systems during June 2023 through Lynch Capital. LGL Group's $1 million in membership interests represents approximately 35% of the membership interests, with approximately $929,000 of affiliated membership interests and a further $961,000 of unaffiliated membership interests. The affiliated members of LGL Systems include Venator Merchant Fund L.P., which is wholly owned by Marc Gabelli. Other affiliated members include Patrick Huvane, LGL's EVP, Tim Foufas, LGL's Co-CEO and LGL Director, Michael Ferrantino, an LGL Director and its former Co-CEO, and Manjit Kalha, an LGL Director and its current audit committee chairman. For the third quarter of 2023, the Company recorded $22,000 in net income attributable to non-controlling interests.

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

	Level 1	Level 2	Level 3	Total at September 30, 2023
Equity Securities	$22	$—	$—	$22
U.S. Treasury Money Market Funds	$40,138	$—	$—	$40,138

	Level 1	Level 2	Level 3	Total at December 31, 2022
Equity Securities	$68	$—	$—	$68
Equity Mutual Fund	$—	$16,294	$—	$16,294
Commodity Mutual Fund	$—	$222	$—	$222
U.S. Treasury Money Market Funds	$17,722	$—	$—	$17,722

As of September 30, 2023 and December 31, 2022, the Company had investments in two mutual funds and four mutual funds, respectively. The Equity Mutual Fund noted above was invested in the Gabelli ABC Fund and the Commodity Mutual Fund was invested in the Gabelli Gold Fund. The U.S. Treasury money market Funds, included in cash and cash equivalents, are invested in the Gabelli US Treasury Money Market Fund at  December 31, 2022 and also included the BlackRock Liquidity Treasury Trust Money Market Fund at September 30, 2023.

G.	Inventories

Inventories are valued at the lower of cost or net realizable value using the FIFO (first-in, first-out) method. The Company reduces the value of its inventories to net realizable value when the net realizable value is believed to be less than the cost of the item. The reserve for excess and obsolete inventory as of September 30, 2023 and  December 31, 2022 was $79,000 and $49,000, respectively.

Inventories are comprised of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$186	$258
Work in process	5	7
Total Inventories, net	$191	$265

H.	Stock-Based Compensation

Under the Company’s 2021 Incentive Plan, and the prior 2011 Incentive Plan, as amended, restricted stock and stock options have been awarded to certain employees as stock-based compensation. Compensation expense is based on the grant-date fair value and recognized over the requisite service period.

In January 2023, 3,750 restricted shares vested. Stock-based compensation expense was $4,000 and $21,000 for the three and nine months ended September 30, 2022. There are no restricted share or option grants outstanding as of September 30, 2023.

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

For the nine months ended September 30, 2023, there were warrants to purchase 1,051,664 shares of common stock, and for the three and nine months ended September 30, 2022, there were warrants to purchase 1,051,664 shares of common stock and options to purchase 25,000 shares of common stock which were excluded from the diluted earnings per share computation because the impact of the assumed exercise of such warrants and stock options and vesting of restricted shares would have been anti-dilutive.

The following table reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted average shares outstanding - basic	5,352,937	5,346,043	5,352,937	5,334,774
Effect of diluted securities	2,069	—	—	—
Weighted average shares outstanding - diluted	5,355,006	5,346,043	5,352,937	5,334,774

J.	Income Taxes

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

The effective tax rate on continuing operations for the nine months ended September 30, 2023 and 2022 was 45.7% and 22.5%, respectively. Differences between the Company’s effective income tax rate and the U.S. federal statutory rate are primarily due to the impact from uncertain tax positions, and state taxes.

K.	Domestic and Foreign Revenues

The Company allocates its foreign revenue based on the customer's ship-to location. Significant foreign revenues from operations (10% or more of foreign sales) follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Canada	$15	$5	$105	$54
Spain	94	34	330	65
India	37	—	60	31
France	—	17	9	142
Romania	—	—	—	90
All other foreign countries	21	23	74	59
Total foreign revenues	$167	$79	$578	$441
Total domestic revenue	$271	$265	$704	$690

L.	Segment Information

The Company has identified two reportable business segments: electronic instruments, which includes all products manufactured and sold by PTF, and merchant investment, which includes all the income and expenses through its subsidiary Lynch Capital.

Income (loss) from continuing operations before income taxes is equal to revenues, interest income, and investment income (loss) less the manufacturing cost of sales and engineering, selling and administrative expenses. Identifiable assets of the segments are those used in each of their respective operations. Total assets of $41,822,000 includes $23,203,000 for the merchant investment business, $904,000 for the electronic instruments business, and $17,715,000 of corporate assets. Corporate assets include cash and cash equivalents principally invested in highly liquid U.S. Treasury money market funds, other marketable securities, and deferred tax balances.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Electronic instruments	$438	$344	$1,282	$1,131
Merchant investment	287	—	542	—
Corporate	253	(2,069)	859	(4,392)
Total revenues, net of investment (loss) income	$978	$(1,725)	$2,683	$(3,261)

Income (loss) from continuing operations before income taxes
Electronic instruments	$70	$(39)	$164	$(53)
Merchant investment	223	—	390	—
Corporate	(94)	(2,556)	(265)	(6,190)
Income (loss) from continuing operations before income taxes	199	(2,595)	289	(6,243)
Income tax expense (benefit)	69	(648)	132	(1,402)
Net income (loss) from continuing operations	130	(1,947)	157	(4,841)
Income from discontinued operations, net of tax	—	488	—	1,753
Net income (loss)	130	(1,459)	157	(3,088)
Less: net income attributable to non-controlling interests	22	—	22	—
Net income (loss) attributable to LGL Group	$108	$(1,459)	$135	$(3,088)

M.	Contingencies

In the ordinary course of business, the Company and its subsidiaries may become defendants in certain product liability, patent infringement, worker claims and other litigation. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. The Company's insurance coverage is reviewed periodically to ensure it is adequate to cover potential exposures.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries along with any variable interest entity (“VIE”) for which it has been determined to be the primary beneficiary. During June 2023, the Company determined it was the primary beneficiary of LGL Systems Acquisition Holding Company, LLC ("LGL Systems"), disclosing the non-controlling interest relating to the minority shareholders within its consolidated financial statements. The Company does not consolidate its VIE, LGL Systems Nevada Management Partners, LLC (“LGL Nevada”), as the Company had determined it is not the primary beneficiary, and its economic interest is immaterial.

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

Merchant Investment Business

The LGL merchant investment business is comprised of various investment vehicles in which LGL is either shareholder, partner, or has general partner interests, and through which LGL invests its capital. As the Company continues to assess further acquisitions of, or investments in, operating businesses broadly, we seek to invest currently available cash and cash equivalents in liquid investments with a view to enhancing returns. LGL core strengths include identifying and acquiring undervalued assets and businesses, often through the purchase of securities, increasing value through management, financial or other operational changes, and managing complex legal, regulatory or financial issues, which may include technical, engineering, environmental, zoning, permitting and licensing issues among others.

During June 2023, LGL Group transferred approximately $21.0 million of cash and cash equivalents to its wholly owned subsidiary, Lynch Capital International, LLC ("Lynch Capital"), for its use within the merchant investment business. During June 2023, Lynch Capital was appointed as sole managing member of LGL Nevada and invested approximately $4,000 into LGL Nevada representing its 1% general partnership interest. In conjunction with this transaction, Lynch Capital invested $1 million into LGL Systems, which is controlled by LGL Nevada. As a result of the subsequent determination that LGL was the primary beneficiary of LGL Systems and was therefore required to consolidate LGL Systems, the Company has recorded $1,872,000 related to non-controlling interests in LGL Systems on its consolidated balance sheets.

LGL Group invested $1 million into LGL Systems during June 2023 through Lynch Capital, with its $1 million in membership interests representing approximately 35% of all membership interests, including approximately $929,000 of affiliated membership interests and a further $961,000 of unaffiliated membership interests. The affiliated members of LGL Systems include Venator Merchant Fund L.P., which is wholly owned by Marc Gabelli. Other affiliated members include Patrick Huvane, LGL's EVP, Tim Foufas, CO-CEO of LGL and an LGL Director, Michael Ferrantino, an LGL Director and its former Co-CEO, and Manjit Kalha, an LGL Director and its current audit committee chairman.

As of September 30, 2023, LGL had investments (classified within Cash and cash equivalents and Marketable securities) with a fair value of approximately $37.8 million, of which $22.9 million was held directly by Lynch Capital for the merchant investment business. The Company accounts for its Marketable securities under ASC 321 and as such, its Marketable securities are reported at fair value on its consolidated balance sheets.

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

Results of Continuing Operations

Backlog

As of September 30, 2023, our order backlog, which relates to our electronic instruments segment, was $313,000, a decrease of 13.1% from $360,000 at December 31, 2022 and an increase of 144.5% compared to the backlog of $128,000 as of September 30, 2022. The backlog of unfilled orders includes amounts based on signed contracts likely to be fulfilled in the next 12 months but most of the backlog will usually ship within the next 90 days. Order backlog is adjusted quarterly to reflect project cancellations, deferrals, and revised project scope and cost, if any.

Three months ended September 30, 2023 compared to three months ended September 30, 2022 and Nine months ended September 30, 2023 compared to nine months ended September 30, 2022

Electronic Instruments:

Total revenues for the electronic instruments segment were $438,000 for the three months ended September 30, 2023, or 27.3% above revenues of $344,000 for the three months ended September 30, 2022. Total revenues were $1,282,000 for the nine months ended September 30, 2023, or 13.4% above revenues of $1,131,000 for the nine months ended September 30, 2022.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales as a percentage of revenues, increased to 55.5% for the three months ended September 30, 2023, from 41.0% for the three months ended September 30, 2022 reflecting the effects of product mix changes. Consolidated gross margin increased to 53.6% for the nine months ended September 30, 2023, from 40.6% for the nine months ended September 30, 2022 reflecting the effects of product mix changes.

Engineering, selling and administrative expense (“ES&A”) costs for the electronic instruments segment were $173,000 for the three months ended September 30, 2023 compared to ES&A costs of $180,000 for the three months ended September 30, 2022 and were $523,000 for the nine months ended September 30, 2023, compared to $512,000 for the nine months ended September 30, 2022.

The electronic instruments segment reported an operating income of $70,000 for the three months ended September 30, 2023, compared to an operating loss of $39,000 for the three months ended September 30, 2022 and an operating income of $164,000 for the nine months ended September 30, 2023, compared to an operating loss of $53,000 for the nine months ended September 30, 2022. The improvement for the three months reflects the impact from higher revenues and improved margins and a slight reduction in administrative costs.  For the nine months, the improvement was primarily due to the increased margins.

Merchant Investment:

The Company's merchant investment segment reported $287,000 of interest income during the three months ended September 30, 2023 and $542,000 of interest income during the nine months ended September 30, 2023. The merchant investment segment's assets are primarily invested in highly liquid U.S. Treasury money market funds.

ES&A costs for the merchant investment segment were $64,000 and $152,000 for the three and nine months ended  September 30, 2023, respectively.

The merchant investment segment reported an operating income of $223,000 and $390,000 for the three and nine months ended September 30, 2023, respectively.

Corporate:

The Company reported $257,000 of corporate interest income during the three months ended September 30, 2023, compared to $52,000 during the three months ended September 30, 2022. For the nine months ended September 30, 2023, corporate interest income was $475,000 and was $57,000 for the nine months ended September 30, 2022, all of which was related to the Company's investments in U.S. Treasury money market funds.  The increase in interest income is primarily related to the increase in interest rates experienced beginning in late 2022 and during 2023 and the change in investments out of mutual funds and into U.S. Treasury money market funds.

The Company reported $4,000 of investment loss during the three months ended September 30, 2023 compared to an investment loss of $2,121,000 during the three months ended September 30, 2022. For the nine months ended September 30, 2023 the Company recorded investment income of $384,000 and a loss of $4,449,000 during the nine months ended September 30, 2022. The loss during the three months and income for the nine months ended September 30, 2023 along with the prior year losses for the three and nine months ended September 30, 2022 were related almost entirely to the Company's investment in IronNet.

Corporate ES&A costs totaled $347,000 and $1,124,000 for the three and nine months ended September 30, 2023, respectively, and $487,000 and $1,498,000 for the three and nine months ended September 30, 2022, respectively. Corporate ES&A represents the costs of managing the Company and its business segments along with the costs of being a public company.

Income Tax (Benefit) Expense

We recorded a tax expense of $69,000 and $132,000 for the three and nine months ended  September 30, 2023 and a tax benefit of $648,000 and $1,402,000 for the three and nine months ended September 30, 2022, respectively. The tax expense or benefit is based on an estimated annual effective tax rate across the jurisdictions in which we operate.

Income from Discontinued Operations, net

Income from discontinued operations, net of tax was $488,000 and $1,753,000 for the three and nine months ended September 30, 2022. These amounts represent the income which was formerly earned by the discontinued operation, less the costs directly related to the spin-off and is presented net of the related tax effect.

Net Income Attributed to Noncontrolling Interest

Net income attributed to noncontrolling interest was $22,000 for the three and nine months ended September 30, 2023. Net income from noncontrolling interest relates to the income from LGL Systems, which is managed within our merchant investment business.

Net Income (Loss) Attributable to LGL Group

Net income (loss) attributable to LGL Group was income of $108,000 and $135,000 for the three and nine months ended September 30, 2023, respectively, compared to losses of $1,459,000 and $3,088,000 for the three and nine months ended September 30, 2022, respectively. The income in 2023 relates primarily due to an increase in interest income due to higher interest rates, impacted by investment loss and gain, as noted above. For 2022, the net loss resulted from the investment performance. Basic and diluted net income per share for the nine months ended September 30, 2023 and 2022 was income of $0.03 and loss of $0.58, respectively.

Liquidity and Capital Resources

As of September 30, 2023 and December 31, 2022, cash and cash equivalents were $40,777,000 and $21,507,000, respectively.

Cash provided by (used in) operating activities for the nine months ended September 30, 2023 and 2022 was $454,000 provided by operations and $831,000 used by operations, respectively.

Cash provided by (used in) investing activities for the nine months ended September 30, 2023 and 2022 was $18,816,000 provided by investing activities and $6,015,000 used in investing activities, respectively. The amount shown for the nine months ended September 30, 2023 reflects the sale of 198,500 IRNT shares for $61,000. During the second quarter of 2023, we sold substantially all of our investments and placed them into U.S. Treasury money market funds.

As of September 30, 2023, our consolidated working capital was $40,891,000 compared to $38,753,000 as of December 31, 2022. As of September 30, 2023, we had current assets of $41,502,000, current liabilities of $611,000 and a ratio of current assets to current liabilities of 67.92 to 1.00. As of December 31, 2022, we had current assets of $39,340,000, current liabilities of $587,000 and a ratio of current assets to current liabilities of 67.02 to 1.00. As the Company continues to assess further acquisitions of, or investments in, operating businesses broadly, we seek to invest currently available cash and cash equivalents in liquid investments with a view to enhancing returns. We believe that existing cash and cash equivalents, marketable securities and cash generated from operations will provide sufficient liquidity to meet our ongoing working capital and capital expenditure requirements for the next 12 months from the date of this filing.

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

Inflation and Rising Interest Rates

During 2022, inflation in the United States accelerated and, as of the date of this Report, is currently expected to continue at an elevated level in the near-term. Rising inflation may have an adverse impact on our manufacturing cost of sales along with engineering, selling and administrative expenses, as these costs could increase at a rate higher than our revenue. The U.S. Federal Reserve raised the federal funds rate a total of seven times throughout 2022, and four times in 2023, resulting in a current range from 5.25% to 5.50% as of the filing date of this Quarterly Report on Form 10-Q. The Federal Reserve may continue to increase the federal funds rate throughout 2023 to, among other things, control inflation. Rising interest rates are expected to benefit LGL due to a significant portion of its portfolio currently being invested in U.S. Treasury money market funds.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our co-chief executive officers and chief accounting officer, as appropriate, to allow timely decisions regarding required disclosure. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2023 was conducted under the supervision and with the participation of our management, including our co-chief executive officers and chief accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our co-chief executive officer and chief accounting officer concluded that our disclosure controls and procedures, as of September 30, 2023, were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following unaudited pro forma consolidated statements of operations for the three and nine months ended September 30, 2022 reflects the results of operations as if the Spin-Off had occurred on January 1, 2022. The unaudited pro forma consolidated financial information should be read together with the Company’s historical consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in its annual report on Form 10-K for the fiscal year ended December 31, 2022, and in its quarterly report on Form 10-Q for the nine months ended September 30, 2023.

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

The information in the “Discontinued Operations” column in the unaudited pro forma consolidated statement of operations was derived from the Company’s consolidated financial statements and related accounting records for the three and nine months ended September 30, 2022, and reflects the operating results of MtronPTI. The Company has historically provided many corporate functions on MtronPTI’s behalf, including executive services, tax, accounting, public and investor relations, general management, and has shared information technology systems, corporate governance activities, and centrally managed employee benefit arrangements. The expense allocation is based on the allocation methodology used to prepare the carve-out financial statements of MtronPTI included in the Information Statement included as Exhibit 99.1 to MtronPTI’s Registration Statement on Form 10, as amended on August 19, 2022 (the “Information Statement”) and is considered to be a reasonable estimate of the costs of services provided to MtronPTI by the Company during the periods presented. However, the allocation may not reflect the Company’s actual expenses following the Spin-Off or the actual costs to be incurred by MtronPTI following the Spin-Off, which may be impacted by multiple factors, including the organizational structure and strategic direction of these companies in the future. Discontinued Operations does not reflect what MtronPTI’s results of operations would have been on a stand-alone basis and are not necessarily indicative of future results of operations. MtronPTI’s historical financial results for periods prior to the Spin-Off are reflected in the Company’s consolidated financial statements as discontinued operations.

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

THE LGL GROUP, INC.

UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2022

(In thousands, except per share amounts)

	Historical LGL (as reported)	Discontinued Operations (A)	Pro Forma Adjustments		Pro Forma LGL
REVENUES	$8,761	$(8,417)	$—		$344
Costs and expenses:
Manufacturing cost of sales	5,891	(5,688)	—		203
Engineering, selling and administrative	2,749	(2,099)	(232)	(B)	418
OPERATING INCOME (LOSS)	121	(630)	232		(277)
Other income (expense):
Interest income, net	51	1	—		52
Investment loss	(2,121)	—	—		(2,121)
Other expense, net	(13)	15	—		2
Total other expense, net	(2,083)	16	—		(2,067)
LOSS BEFORE INCOME TAXES	(1,962)	(614)	232		(2,344)
Income tax (benefit) expense	(503)	(111)	55	(C)	(559)
NET LOSS	$(1,459)	$(503)	$177		$(1,785)
Basic per share information:
Weighted average number of shares used in basic earnings per share calculation	5,346,043	5,346,043	5,346,043		5,346,043
Basic net loss per share	$(0.27)	$(0.09)	$0.03		$(0.33)
Diluted per share information:
Weighted average number of shares used in diluted earnings per share calculation	5,346,043	5,346,043	5,346,043		5,346,043
Diluted net loss per share	$(0.27)	$(0.09)	$0.03		$(0.33)

THE LGL GROUP, INC.
UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

nine months ended September 30, 2022
(In thousands, except per share amounts)

	Historical LGL (as reported)	Discontinued Operations (A)	Pro Forma Adjustments		Pro Forma LGL
REVENUES	$24,303	$(23,172)	$—		$1,131
Costs and expenses:
Manufacturing cost of sales	15,591	(14,919)	—		672
Engineering, selling and administrative	8,246	(6,206)	(575)	(B)	1,465
OPERATING INCOME (LOSS)	466	(2,047)	575		(1,006)
Other income (expense):
Interest income, net	51	6	—		57
Investment loss	(4,449)	—	—		(4,449)
Other expense, net	(37)	41	—		4
Total other expense, net	(4,435)	47	—		(4,388)
LOSS BEFORE INCOME TAXES	(3,969)	(2,000)	575		(5,394)
Income tax (benefit) expense	(881)	(392)	123	(C)	(1,150)
NET LOSS	$(3,088)	$(1,608)	$452		$(4,244)
Basic per share information:
Weighted average number of shares used in basic earnings per share calculation	5,334,774	5,334,774	5,334,774		5,334,774
Basic net loss per share	$(0.58)	$(0.30)	$0.08		$(0.80)
Diluted per share information:
Weighted average number of shares used in diluted earnings per share calculation	5,334,774	5,334,774	5,334,774		5,334,774
Diluted net loss per share	$(0.58)	$(0.30)	$0.08		$(0.80)

THE LGL GROUP, INC.

NOTES TO UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

The unaudited pro forma consolidated statements of income (loss) for the three and nine months ended September 30, 2022 includes the following adjustments:

(A)	Reflects the discontinued operations of MtronPTI, including the associated assets, liabilities, equity and results of operations, that are directly related to the Spin-Off.

(B)	Reflects one-time non-recurring costs related directly to the Spin-Off that were recorded in the historical numbers for LGL.

(C)	Reflects the tax impact of pro forma adjustments.

Item 6.	Exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 (and are numbered in accordance with Item 601 of Regulation S-K):

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

THE LGL GROUP, INC.
Date: November 14, 2023	By:	/s/ Timothy Foufas
Timothy Foufas
Co-Chief Executive Officer (Principal Executive Officer)
Date: November 14, 2023	By:	/s/ James W. Tivy
James W. Tivy
Chief Accounting Officer (Principal Financial Officer)