Form 10-Q
period 2024-03-31
LGL GROUP INC
filed 2024-05-15
CIK 61004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 001-00106

The LGL Group, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	38-1799862
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2525 Shader Rd., Orlando, Florida	32804
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): (407) 298-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	LGL	NYSE American
Warrants to Purchase Common Stock, par value $0.01	LGL WS	NYSE American

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

As of April 30, 2024, the registrant had 5,352,937 shares of common stock, $0.01 par value per share, outstanding.

The LGL Group, Inc.

Form 10-Q for the Period Ended March 31, 2024

Cautionary Statement Concerning Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q of The LGL Group, Inc. ("LGL Group" or the "Company") and the Company's other communications and statements, other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about the Company's beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company's control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan," "target," "goal" and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. Therefore, such statements are not intended to be a guarantee of the Company's performance in future periods. The Company's actual future results may differ materially from those set forth in the Company's forward-looking statements. For information concerning these factors and related matters, see "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission ("SEC") on April 1, 2024, this Quarterly Report on Form 10-Q and our other filings with the SEC. However, other factors besides those referenced could adversely affect the Company's results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Quarterly Report on Form 10-Q. The Company does not undertake to update any forward-looking statement, except as required by law. As a result, you should not place undue reliance on these forward-looking statements.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

The LGL Group, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)	March 31, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$40,871	$40,711
Marketable securities	19	22
Accounts receivable, net of reserves of $53 and $58, respectively	269	356
Inventories, net	213	204
Prepaid expenses and other current assets	315	273
Total current assets	41,687	41,566
Right-of-use lease assets	61	75
Intangible assets, net	52	57
Deferred income tax assets	151	152
Total assets	$41,951	$41,850

Liabilities:
Current liabilities:
Accounts payable	235	93
Accrued compensation and commissions	172	264
Income taxes payable	14	41
Other accrued expenses	95	76
Total current liabilities	516	474
Other liabilities	701	694
Total liabilities	1,217	1,168

Contingencies (Note 12)

Stockholders' equity:
Common stock ($0.01 par value; 30,000,000 shares authorized; 5,434,521 shares issued and 5,352,937 shares outstanding as of March 31, 2024 and December 31, 2023)	53	53
Treasury stock, at cost (81,584 shares as of March 31, 2024 and December 31, 2023)	(580)	(580)
Additional paid-in capital	46,358	46,349
Accumulated deficit	(7,039)	(7,060)
Total LGL Group stockholders' equity	38,792	38,762
Non-controlling interests	1,942	1,920
Total stockholders' equity	40,734	40,682
Total liabilities and stockholders' equity	$41,951	$41,850

See accompanying Notes to the Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2024	2023
Revenues:
Net sales	$392	$441
Net investment income	499	198
Net (losses) gains	(3)	345
Total revenues	888	984
Expenses:
Manufacturing cost of sales	204	192
Engineering, selling and administrative	605	542
Total expenses	809	734
Income from continuing operations before income taxes	79	250
Income tax expense	36	65
Net income from continuing operations	43	185
Income (loss) from discontinued operations, net of tax	—	(28)
Net income	43	157
Less: Net income attributable to non-controlling interests	22	—
Net income attributable to LGL Group common stockholders	$21	$157

Income (loss) per common share attributable to LGL Group common stockholders:
Basic (a):
Income from continuing operations	$0.00	$0.03
Income (loss) from discontinued operations	—	(0.01)
Net income attributable to LGL Group common stockholders	$0.00	$0.03

Diluted (a):
Income from continuing operations	$0.00	$0.03
Income (loss) from discontinued operations	—	(0.01)
Net income attributable to LGL Group common stockholders	$0.00	$0.03

Weighted average shares outstanding:
Basic	5,352,937	5,352,937
Diluted	5,604,430	5,352,937
(a)	Basic and diluted earnings per share are calculated using actual, unrounded amounts. Therefore, the components of earnings per share may not sum to its corresponding total.

See accompanying Notes to the Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total LGL Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2023	$53	$(580)	$46,349	$(7,060)	$38,762	$1,920	$40,682
Net income attributable to LGL Group or non-controlling interests	—	—	—	21	21	22	43
Stock-based compensation	—	—	9	—	9	—	9
Balance at March 31, 2024	$53	$(580)	$46,358	$(7,039)	$38,792	$1,942	$40,734

(in thousands, except share data)	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total LGL Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2022	$53	$(580)	$46,346	$(7,329)	$38,490	$—	$38,490
Net income attributable to LGL Group or non-controlling interests	—	—	—	157	157	—	157
Stock-based compensation	—	—	—	—	—	—	—
Balance at March 31, 2023	$53	$(580)	$46,346	$(7,172)	$38,647	$—	$38,647

See accompanying Notes to the Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2024	2023
Cash flows from operating activities:
Net income	$43	$157
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Noncash revenues, expenses, gains and losses included in income:
Amortization of finite-lived intangible assets	5	5
Stock-based compensation	9	—
Realized loss on sale of marketable securities	—	2,102
Unrealized loss (gain) on marketable securities	3	(2,447)
Deferred income taxes	23	28
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	87	34
(Increase) decrease in inventories, net	(9)	28
Increase in prepaid expenses and other assets	(42)	(111)
Decrease in accounts payable, accrued compensation, income taxes and commissions and other	41	154
Total adjustments	117	(207)
Net cash provided by (used in) operating activities	160	(50)
Cash flows from investing activities:
Proceeds from sale of marketable securities	—	43
Net cash provided by investing activities	—	43
Increase (decrease) in cash and cash equivalents	160	(7)
Cash and cash equivalents at beginning of period	40,711	21,507
Cash and cash equivalents at end of period	$40,871	$21,500

Supplemental Disclosure:
Income taxes paid	$76	$134

See accompanying Notes to the Condensed Consolidated Financial Statements.

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

1. Basis of Presentation

The LGL Group, Inc. is a holding company engaged in services, merchant investment, and manufacturing business activities. The Company was incorporated in 1928 under the laws of the State of Indiana and reincorporated under the laws of the State of Delaware in 2007. Unless the context indicates otherwise, the terms "LGL," "LGL Group," "we," "us," "our," or the "Company" mean The LGL Group, Inc. and its consolidated subsidiaries.

The Company’s manufacturing business is operated through its subsidiary Precise Time and Frequency, LLC ("PTF"), which has operations in Wakefield, Massachusetts. PTF is engaged in the design of high-performance Frequency and Time Reference Standards that form the basis for timing and synchronization in various applications.

These unaudited Condensed Consolidated Financial Statements do not include all disclosures that are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and should be read in conjunction with the audited Consolidated Financial Statements and the related notes included in our Annual Report on Form 10-K for the year ended  December 31, 2023 (the "2023 Annual Report") filed within the Securities and Exchange Commission (the "SEC") on April 1, 2024. The consolidated financial information as of  December 31, 2023 included herein has been derived from the audited Consolidated Financial Statements in the 2023 Annual Report.

The Condensed Consolidated Financial Statements include the accounts of The LGL Group, Inc., its majority-owned subsidiaries, and variable interest entities ("VIEs") of which we are the primary beneficiary.

In the opinion of management, these Condensed Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments, including eliminations of material intercompany accounts and transactions) considered necessary for a fair statement of the results presented herein. Operating results for the three months ended  March 31, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024.

2. Summary of Significant Accounting Policies

During the three months ended March 31, 2024, there were no material changes to our significant accounting policies included in the  2023 Annual Report.  For additional information, refer to Note 2 to the audited Consolidated Financial Statements in the  2023  Annual Report.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

We performed an assessment to determine if there were any indicators of impairment as a result of the operating conditions resulting as of the periods ended  March 31, 2024 and December 31, 2023. We concluded that, while there were events and circumstances in the macro-environment that did impact us, we did not experience any entity-specific indicators of asset impairment and no triggering events occurred.

Future Application of Accounting Standards

Segment Reporting

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, "Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures" ("ASU 2023-07"), to address improvements to reportable segment disclosures. The standard primarily requires the following disclosure on an annual and interim basis: (i) significant segment expenses that are regularly provided to chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss; and (ii) other segment items and description of its composition. The standard also requires current annual disclosures about a reportable segment's profits or losses and assets to be disclosed in interim periods and the title and position of the CODM with an explanation of how the CODM uses the report measure(s) of segment profits or losses in assessing segment performance. The provisions of the standard are effective for public companies for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The standard is applied retrospectively to all prior periods presented. We are assessing the impact of this standard.

Income Taxes

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740) - Improvements to Income Tax Disclosures" ("ASU 2023-09"). The standard requires disaggregated information about a company's effective tax rate reconciliation as well as information on income taxes paid. The provisions of the standard are effective for public companies for fiscal years beginning after December 15, 2024, with early adoption permitted. This standard applies prospectively; however, retrospective application is permitted. We are assessing the impact of this standard.

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

3. Segment Information

The Company has identified two reportable business segments: Electronic Instruments and Merchant Investment. These segments are consistent with the manner in which the chief operating decision maker reviews the business to assess performance and allocate resources. A brief description of each segment is below:

The Electronic Instruments segment includes all products manufactured and sold by PTF.

The Merchant Investment segment includes all activity produced by Lynch Capital International, LLC ("Lynch Capital").

The Company includes in Corporate the following corporate and business activities:

•	corporate level assets and financial obligations such as cash and cash equivalents invested in highly liquid U.S. Treasury money market funds and other marketable securities;
•	other items not allocated to or directly related to the Company's operating segments, including items such as deferred tax balances; and
•	intercompany eliminations.

The Electronic Instruments and Merchant Investment segments are allocated overhead expenses based on total assets.

The following tables presents LGL Group's operations by segment:

	Three Months Ended March 31, 2024
	Electronic Instruments	Merchant Investment	Corporate	Consolidated
Revenues:
Net sales	$392	$—	$—	$392
Net investment income	—	289	210	499
Net (losses) gains	—	—	(3)	(3)
Total revenues	392	289	207	888
Expenses:
Manufacturing cost of sales	204	—	—	204
Engineering, selling and administrative	186	49	370	605
Total expenses	390	49	370	809
Income (loss) from continuing operations before income taxes	2	240	(163)	79
Income tax expense	—	—	36	36
Net income (loss) from continuing operations	2	240	(199)	43
Income (loss) from discontinued operations, net of tax	—	—	—	—
Net income	2	240	(199)	43
Less: Net income attributable to non-controlling interests	—	22	—	22
Net income (loss) attributable to LGL Group common stockholders	$2	$218	$(199)	$21

	Three Months Ended March 31, 2023
	Electronic Instruments	Merchant Investment	Corporate	Consolidated
Revenues:
Net sales	$441	$—	$—	$441
Net investment income	—	—	198	198
Net (losses) gains	—	—	345	345
Total revenues	441	—	543	984
Expenses:
Manufacturing cost of sales	192	—	—	192
Engineering, selling and administrative	177	—	365	542
Total expenses	369	—	365	734
Income (loss) from continuing operations before income taxes	72	—	178	250
Income tax expense	—	—	65	65
Net income (loss) from continuing operations	72	—	113	185
Income (loss) from discontinued operations, net of tax	—	—	(28)	(28)
Net income	72	—	85	157
Less: Net income attributable to non-controlling interests	—	—	—	—
Net income (loss) attributable to LGL Group common stockholders	$72	$—	$85	$157

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

The following table presents LGL Group's identifiable assets by segment:

	March 31, 2024	December 31, 2023
Electronic Instruments	$710	$843
Merchant Investment	23,819	23,530
Corporate	17,422	17,477
Total	$41,951	$41,850

The Company did not have any capital expenditures as of  March 31, 2024 or December 31, 2023.

4. Investments

Marketable Securities

Details of marketable securities held as of  March 31, 2024 and  December 31, 2023 are as follows:

	March 31, 2024
			Cumulative
			Unrealized
	Fair Value	Basis	(Loss) Gain
Equity securities	$19	$34	$(15)
Total	$19	$34	$(15)

	December 31, 2023
			Cumulative
			Unrealized
	Fair Value	Basis	(Loss) Gain
Equity securities	$22	$34	$(12)
Total	$22	$34	$(12)

Net Investment Income

Net investment income represents income primarily from the following sources:

•	Income earned from investments in money market funds (recorded in Cash and cash equivalents)
•	Dividends received from Marketable securities
•	Income from unconsolidated or equity method investments

The following table presents the components of Net investment income:

	Three Months Ended March 31,
	2024	2023
Interest on cash and cash equivalents	$499	$198
Net investment income	$499	$198

Net Gains (Losses)

Net gains and losses are determined by specific identification. The net realized gains and losses are generated primarily from the following sources:

•	Realized gains and losses from investments in Marketable securities
•	Changes in the fair value of investments in Marketable securities
•	Change in the fair value of derivatives

The following table presents the components of Net gains (losses):

	Three Months Ended March 31,
	2024	2023
Marketable securities	$(3)	$345
Net (losses) gains	$(3)	$345

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

5. Fair Value Measurements

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

The following is a description of the valuation methodologies used for instruments carried at fair value. These methodologies are applied to asset and liabilities across the levels discussed above, and the observability of the inputs used determines the appropriate level in the fair value hierarchy for the respective asset or liability.

Valuation Methodologies of Financial Instruments Measured at Fair Value

Cash and cash equivalents - Money market instruments are measured at cost, which approximates fair values because of the relatively short time to maturity.

Equity securities - Whenever available, we obtained quoted prices in active markets for identical assets as of the balance sheet date to measure equity securities. Market price data is generally obtained from exchange or dealer markets.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of inputs used:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a)	$40,580	$—	$—	$40,580
Marketable securities:
Equity securities	19	—	—	19
Total marketable securities	19	—	—	19
Total	$40,599	$—	$—	$40,599

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a)	$40,229	$—	$—	$40,229
Marketable securities:
Equity securities	22	—	—	22
Total marketable securities	22	—	—	22
Total	$40,251	$—	$—	$40,251
(a)	As of March 31, 2024 and December 31, 2023, included investments in money market mutual funds managed or advised by GAMCO Investors, Inc.

There were no liabilities subject to fair value on a recurring basis as of March 31, 2024 and December 31, 2023.

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

Fair Value Measurements on a Non-Recurring Basis

The Company has other assets that may be subject to measurement at fair value on a non-recurring basis including goodwill and intangible assets and other long-lived assets. The Company reviews goodwill annually and the carrying value of long-lived assets whenever events and circumstances indicate that the carrying amounts of the assets may not be recoverable. If it is determined that the assets are impaired, the carrying value would be reduced to an estimated recoverable value. The Company's common stock warrants (as defined below) were measured at fair value as disclosed in Note 10 - Stockholders' Equity.

As of  March 31, 2024 and December 31, 2023, the Company did not write down any assets to fair value.

Fair Value Information about Financial Instruments Not Measured at Fair Value

As of  March 31, 2024 and December 31, 2023, the Company did have any assets or liabilities classified as financial instruments that were not measured at fair value.

6. Variable Interest Entities

The Company holds variable interests in certain entities in the form of equity investments. The Company consolidates an entity under the variable interest entity ("VIE") guidance when it is determined the Company is the primary beneficiary.

The Company has no right to the benefits from, nor does it bear the risk associated with, VIEs beyond the Company's direct equity investments in these entities. If the Company were to liquidate, the assets held by VIEs would not be available to the general creditors of the Company as a result of the liquidation.

During June 2023, the Company was appointed as sole managing member of LGL Systems Nevada Management Partners, LLC ("LGL Nevada") and invested approximately $4 into LGL Nevada, representing the Company's 1.0% general partnership interest. Concurrently, Lynch Capital, a wholly owned subsidiary of the Company, invested $1,000 into LGL Systems Acquisition Holding Company, LLC ("LGL Systems"), representing 34.8% of the memberships in LGL Systems, which is controlled by LGL Nevada. As a result, the Company determined it was the primary beneficiary of LGL Systems and was therefore required to consolidate LGL Systems.

Consolidated VIEs

The Company's only consolidated VIE is LGL Systems.

The following table summarizes the assets and liabilities of LGL Systems included in the Condensed Consolidated Balance Sheets:

	March 31, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$2,980	$2,932
Accounts receivable	14	14
Total current assets	2,994	2,946
Total assets	$2,994	$2,946

Total liabilities	$—	$—

As of  March 31, 2024 and December 31, 2023, the non-controlling interests in LGL Systems was $1,942 and $1,920, respectively.

Unconsolidated VIEs

The Company's only unconsolidated VIE is LGL Nevada.

We calculate our maximum exposure to loss to be (i) the amount invested in the debt or equity of the VIE and (ii) other commitments and guarantees to the VIE.

	March 31, 2024	December 31, 2023
Total assets	$591	$588

Maximum exposure to loss:
On-balance sheet (a)	3	3
Off-balance sheet (b)	—	—
Total	$3	$3
(a)	As of March 31, 2024 and December 31, 2023, our investment in LGL Nevada was recorded in Other assets in the Condensed Consolidated Balance Sheets.
(b)	This amount represents our remaining unfunded commitment to LGL Nevada.

LGL Systems Nevada Management Partners LLC

LGL Nevada was formed in October 2019 for the purpose of performing key management and controls decisions of LGL Systems. The remaining 99.0% of ownership interests are held by four individuals, two of which are members of Company management. In the event LGL Nevada resigns as manager of LGL Systems, it has the sole right to appoint a new manager.

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

7. Related Party Transactions

In the normal course of business, the Company enters into various transactions with affiliated companies. Parties are considered to be related of one party has the ability to control or exercise significant influence over the other party in making financial or operating decisions.

The following table summarizes income and expenses from transactions with related parties for the three months ended  March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024		2023
	Income	Expense	Income	Expense
GAMCO Investors, Inc.	$408	$—	$434	$—
M-tron Industries, Inc.	—	(14)	—	(16)
Total	$408	$(14)	$434	$(16)

The following table summarizes assets and liabilities with related parties as of  March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
GAMCO Investors, Inc.	$32,977	$—	$32,568	$—
M-tron Industries, Inc.	5	—	—	—
Total	$32,982	$—	$32,568	$—

The material agreements whereby the Company generates revenues and expenses with affiliated entities are discussed below:

Investment Activity with GAMCO Investors, Inc.

Certain balances held and invested in various mutual funds are managed or advised by GAMCO Investors, Inc. or one of its subsidiaries (collectively, "GAMCO" or the "Fund Manager"), which is related to the Company through certain of our shareholders. All investments, including those in related party mutual funds, are overseen by the independent Investment Committee of the Board of Directors (the "Investment Committee"). The Investment committee meets regularly to review the alternatives and has determined the current investments most reflect the Company's objective of lower cost, market return and adherence to having a larger proportion of underlying investments directly in United States Treasuries. For the three months ended March 31, 2024 and 2023, the Company paid the Fund Manager a fund management fee of approximately 8 basis points and 40 basis points per annum, respectively, of the asset balances under management, which are not paid directly by the Company and are deducted prior to a fund striking its net asset value ("NAV").

As of March 31, 2024, the balance with the Fund Manager totaled $32,977, all of which is classified within Cash and cash equivalents on the Condensed Consolidated Balance Sheets. As of December 31, 2023, the balance with the Fund Manager totaled $32,568, all of which is classified within Cash and cash equivalents on the Condensed Consolidated Balance Sheets.

For the three months ended March 31, 2024, the Company earned income on its investments with the Fund Manager totaling $408, all of which was included in Net investment income on the Condensed Consolidated Statements of Operations. For the three months ended  March 31, 2023, the Company earned income on its investments with the Fund Manager totaling $434, of which $121 was included in Net investment income and $313 was included in Net (losses) gains on the Condensed Consolidated Statements of Operations.

Transactions with M-tron Industries, Inc.

Transitional Administrative and Management Services Agreement

On October 7, 2022, the separation of the M-tron Industries, Inc. ("MtronPTI") business from the Company was completed (the "Separation") and the business became an independent, publicly traded company trading on the NYSE American under the stock symbol "MPTI." The Separation was completed through the Company's distribution (the "Distribution") of 100% of the shares of MtronPTI's common stock to holders of the Company's common stock as of the close of business on September 30, 2022, the record date for the Distribution.

LGL Group and MtronPTI entered into an Amended and Restated Transitional Administrative and Management Services Agreement ("MtronPTI TSA"), which sets out the terms for services to be provided between the two companies post-separation. The current terms result in a net monthly payment of $4 per month to MtronPTI.

For the three months ended March 31, 2024 and 2023, the Company paid MtronPTI $12 under the terms of the MtronPTI TSA, which were recorded in Engineering, selling and administrative on the Condensed Consolidated Statements of Operations.

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

For the three months ended  March 31, 2024 and 2023, no taxes related to the Distribution have been recorded in the Condensed Consolidated Financial Statements.

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

Other Transactions

MtronPTI and LGL Group have agreed to share salaries and benefits related to certain employees incurred by the Company. For the three months ended March 31, 2024, MtronPTI reimbursed the Company $26 of the salaries and benefits of certain employees, which represents 50% of those costs and were recorded as a reduction to Engineering, selling and administrative on the Condensed Consolidated Statements of Operations.

MtronPTI and LGL Group have agreed to share any excess Separation costs. Included in discontinued operations is $28, which represents 50% of the excess Separation costs incurred for the quarter ended March 31, 2023.

8. Income Taxes

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

The effective tax rate on continuing operations for the three months ended  March 31, 2024 and 2023 was 46.2% and 29.3%, respectively. The effective tax rate differed from the statutory tax rate of 21% primarily due to the impact of uncertain tax positions and state income taxes.

9. Stock-Based Compensation

Under the Company’s 2021 Incentive Plan (the "Plan"), and the prior 2011 Incentive Plan, as amended, stock-based compensation may be issued to employees and non-employee directors. As of March 31, 2024, 955,070 shares remained available for future issuance under the Plan.

The following table summarizes stock-based compensation expense, which includes expenses related to awards granted under the Plan for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Restricted stock awards	$9	$—
Total	$9	$—

Restricted Stock Awards

The following table summarizes restricted stock awards activity for the period indicated:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value
Balance as of December 31, 2023	20,118	$5.22	$105
Granted	—	—	—
Vested	—	—	—
Canceled	—	—	—
Balance as of March 31, 2024	20,118	$5.22	$105

10. Stockholders' Equity

Shares Outstanding

The following table presents a rollforward of outstanding shares for the periods indicated:

	Three Months Ended March 31, 2024			Year Ended December 31, 2023
	Common Stock Issued	Held in Treasury	Common Stock Outstanding	Common Stock Issued	Held in Treasury	Common Stock Outstanding
Shares, beginning of year	5,454,639	(81,584)	5,373,055	5,434,521	(81,584)	5,352,937
Stock-based compensation			—	20,118	—	20,118
Shares, end of period	5,454,639	(81,584)	5,373,055	5,454,639	(81,584)	5,373,055

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

11. Earnings Per Share ("EPS")

The following table presents a reconciliation of Net income (loss) and shares used in calculating basis and diluted net income (loss) per common share for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Numerator for EPS:
Income from continuing operations	$43	$185
Less: Net income from continuing operations attributable to non-controlling interests	22	—
Income attributable to LGL Group common shareholders from continuing operations	21	185
Income from discontinued operations, net of tax	—	(28)
Net income attributable to LGL Group common stockholders	$21	$157

Denominator for EPS:
Weighted average common shares outstanding - basic	5,352,937	5,352,937
Dilutive effects (a):
Warrants	246,422	—
Restricted stock	5,071	—
Weighted average common shares outstanding - diluted	5,604,430	5,352,937

Income per common share attributable to LGL Group common stockholders:
Basic (b):
Income from continuing operations	$0.00	$0.03
Income from discontinued operations	—	(0.01)
Net income attributable to LGL Group common stockholders	$0.00	$0.03

Diluted (b):
Income from continuing operations	$0.00	$0.03
Income from discontinued operations	—	(0.01)
Net income attributable to LGL Group common stockholders	$0.00	$0.03
(a)	For the three months ended March 31, 2023, weighted average shares used for calculating earnings per share excludes warrants to purchase 1,051,664 shares of common stock.
(b)	Basic and diluted earnings per share are calculated using actual, unrounded amounts. Therefore, the components of earnings per share may not sum to its corresponding total.

12. Contingencies

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

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

13. Other Financial Statement Information

Inventories, Net

The Company reduces the value of its inventories to net realizable value when the net realizable value is believed to be less than the cost of the item.

The components of inventory as of  March 31, 2024 and  December 31, 2023 are summarized below:

	March 31, 2024	December 31, 2023
Raw materials	$279	$271
Work in process	14	9
Total gross inventory	293	280
Reserve for excess and obsolete inventory	(80)	(76)
Inventories, net	$213	$204

Intangible Assets, Net

The components of intangible assets as of  March 31, 2024 and  December 31, 2023 are summarized below:

	March 31, 2024	December 31, 2023
Intellectual property	$214	$214
Gross intangible assets	214	214
Less: Accumulated amortization	(162)	(157)
Intangible assets, net	$52	$57

14. Domestic and Foreign Revenues

Significant foreign revenues from operations (10% or more of foreign sales) were as follows:

	Three Months Ended March 31,
	2024	2023
Romania	$94	$—
India	84	23
Spain	48	—
Canada	1	43
All other foreign countries	32	11
Total foreign revenues	$259	$77
Total domestic revenue	$133	$364

The Company allocates its foreign revenue based on the customer's ship-to location.

15. Subsequent Events

The Company has evaluated events and transactions that occurred after the balance sheet data through the date that the Condensed Consolidated Financial Statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the Condensed Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with the audited consolidated financial statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 1, 2024. The terms "LGL," "LGL Group," "we," "our," "us," or the "Company" refer to The LGL Group, Inc. and its consolidated subsidiaries and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated financial statements and the notes thereto.

Unless otherwise stated, all dollar amounts are in thousands.

In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. See the Cautionary Statement Concerning Forward-Looking Statements included in this Quarterly Report on Form 10-Q.

Overview

The Company is a holding company engaged in services, merchant investment, and manufacturing business activities. The Company, through its manufacturing business subsidiary, is engaged in the designing, manufacturing, and marketing of high-performance Frequency and Time Reference Standards that form the basis for timing and synchronization in various applications. The Company's primary markets are communications, networking, aerospace, defense, instrumentation, and industrial markets.

The accompanying unaudited condensed consolidated financial statements include the accounts of The LGL Group, Inc., its majority-owned subsidiaries, and variable interest entities (“VIE”) of which we are the primary beneficiary.

We provide our products and services through our Electronic Instruments and Merchant Investment businesses. Activities not related to our business segments, such as our corporate operations and corporate-level assets and financial obligations, are included in Corporate.

Electronic Instruments Business

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

As of March 31, 2024, LGL had investments (classified within Cash and cash equivalents and Marketable securities) with a fair value of approximately $23.8 million. The Company accounts for its Marketable securities under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 321, Investments - Equity Securities ("ASC 321") and as such, its Marketable securities are reported at fair value on its consolidated balance sheets.

Trends and Uncertainties

We are not aware of any material trends or uncertainties, other than global macroeconomic conditions affecting our industry generally that may reasonably be expected to have a material impact, favorable or unfavorable, on our revenues or income other than those listed below and those listed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 1, 2024.

Inflation and Changing Interest Rates

Inflation in the United States decreased from 6.5% as of December 31, 2022 to 3.4% as of December 31, 2023, which is still above the U.S. Federal Reserve's long-term target of 2.0%. The continued higher inflationary conditions may have an adverse impact on our Manufacturing cost of sales and Engineering, selling and administrative expenses, as these costs could increase at a rate higher than our revenue. The U.S. Federal Reserve raised the federal funds rate a total of four times throughout 2023, resulting in a range from 5.25% to 5.50% as of December 31, 2023. Through the date of filing of this Quarterly Report on Form 10-Q, the Federal Reserve has maintained the federal funds rate in the same range as of December 31, 2023. It is expected that the U.S. Federal Reserve will continue to hold the federal funds rate steady or start to decrease it during 2024 to, among other things, control inflation; however, the timing of any such decrease remains unclear. As a result, we have increased the prices we charge our customers.

Results of Operations - Consolidated

The following table presents our Condensed Statements of Operations for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023	$ Change	% Change
Revenues:
Net sales	$392	$441	$(49)	-11.1%
Net investment income	499	198	301	152.0%
Net (losses) gains	(3)	345	(348)	-100.9%
Total revenues	888	984	(96)	-9.8%
Expenses:
Manufacturing cost of sales	204	192	12	6.3%
Engineering, selling and administrative	605	542	63	11.6%
Total expenses	809	734	75	10.2%
Income from continuing operations before income taxes	79	250	(171)	-68.4%
Income tax expense	36	65	(29)	-44.6%
Net income from continuing operations	43	185	(142)	-76.8%
Income (loss) from discontinued operations, net of tax	—	(28)	28	-100.0%
Net income	43	157	(114)	-72.6%
Less: Net income attributable to non-controlling interests	22	—	22	n/m
Net income attributable to LGL Group common stockholders	$21	$157	$(136)	-86.6%

Three months ended March 31, 2024 compared to three months ended March 31, 2023

Total Revenues

Total revenues decreased $96, or 9.8%, from $984 for the three months ended March 31, 2023 to $888 for the three months ended March 31, 2024. The following items contributed to the overall decrease:

•	a $49, or 11.1%, decrease in Net sales from $441 for the three months ended March 31, 2023 to $392 for the three months ended March 31, 2024 primarily due to lower backlog in Q4 2023.
•

a $348, or 100.9%, decrease in Net (losses) gains from $345 for the three months ended March 31, 2023 to ($3) for the three months ended March 31, 2024 primarily due to lower mark-to-market movements of Marketable securities.

The decrease is partially offset by:

•

a $301, or 152.0%, increase in Net investment income from $198 for the three months ended March 31, 2023 to $499 for the three months ended March 31, 2024 primarily due to higher investments in U.S. Treasury money market funds.

Total Expenses

Total expenses increased $75, or 10.2%, from $734 for the three months ended March 31, 2023 to $809 for the three months ended March 31, 2024. The increase was primarily due to a $63, or 11.6%, increase in Engineering, selling and administrative from $542 for the three months ended March 31, 2023 to $605 for the three months ended March 31, 2024 driven by higher wages and benefits.

Gross Margin

Gross margin (Net sales less Manufacturing cost of sales as a percentage of Net sales) decreased 850 basis points from 56.5% for the three months ended March 31, 2023 to 48.0% for the three months ended March 31, 2024 reflecting a lower margin product mix and higher labor costs.

Income Tax Expense

Income tax expense decreased $29, or 44.6%, from $65 for the three months ended March 31, 2023 to $36 for the three months ended March 31, 2024 primarily due to the decrease in Income from continuing operations.

Net Income Attributable to Non-Controlling Interests

Net income attributable to non-controlling interests increased $22 from $0 for the three months ended March 31, 2023 to $22 for the three months ended March 31, 2024 primarily due to the consolidation of LGL Systems in June 2023, which has minority shareholders.

Backlog

As of March 31, 2024, our order backlog was $341, an increase of $198, or 138.5%, from $143 as of December 31, 2023 and a decrease of $58, or 14.5%, from $399 as of March 31, 2023. The backlog of unfilled orders includes amounts based on signed contracts likely to be fulfilled largely in the next 12 months but usually will ship within the next 90 days. Order backlog is adjusted quarterly to reflect project cancellations, deferrals, and revised project scope and cost, if any.

Results of Operations - Operating Segments

Electronic Instruments

The following table presents income from continuing operations of our Electronic Instruments segment for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023	$ Change	% Change
Revenues:
Net sales	$392	$441	$(49)	-11.1%
Total revenues	392	441	(49)	-11.1%
Expenses:
Manufacturing cost of sales	204	192	12	6.3%
Engineering, selling and administrative	186	177	9	5.1%
Total expenses	390	369	21	5.7%
Income from continuing operations before income taxes	$2	$72	$(70)	-97.2%

Three months ended March 31, 2024 compared to three months ended March 31, 2023

Income from Continuing Operations Before Income Taxes

Income from continuing operations before income taxes decreased $70, or 97.2%, from $72 for the three months ended March 31, 2023 to $2 for the three months ended March 31, 2024. The decrease was primarily due to a $49, or 11.1%, decrease in Net sales reflecting lower backlog in Q4 2023.

Merchant Investment

The following table presents income from continuing operations of our Merchant Investment segment for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023	$ Change	% Change
Revenues:
Net investment income	$289	$—	$289	n/m
Total revenues	289	—	289	n/m
Expenses:
Engineering, selling and administrative	49	—	49	n/m
Total expenses	49	—	49	n/m
Income from continuing operations before income taxes	$240	$—	$240	n/m

Three months ended March 31, 2024 compared to three months ended March 31, 2023

Income from Continuing Operations Before Income Taxes

Income from continuing operations before income taxes increased $240 from $0 for the three months ended March 31, 2023 to $240 for the three months ended March 31, 2024 due to the commencement of operations of Lynch Capital International, LLC in June 2023.

Corporate

The following table presents income from continuing operations of our Corporate segment for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023	$ Change	% Change
Revenues:
Net investment income	$210	$198	$12	6.1%
Net (losses) gains	(3)	345	(348)	-100.9%
Total revenues	207	543	(336)	-61.9%
Expenses:
Engineering, selling and administrative	370	365	5	1.4%
Total expenses	370	365	5	1.4%
(Loss) income from continuing operations before income taxes	$(163)	$178	$(341)	-191.6%

Three months ended March 31, 2024 compared to three months ended March 31, 2023

(Loss) income from Continuing Operations Before Income Taxes

(Loss) income from continuing operations before income taxes decreased $341, or 191.6%, from $178 for the three months ended March 31, 2023 to ($163) for the three months ended March 31, 2024. The decrease was primarily due to a $348, or 100.9%, decrease in Net (losses) gains as there were lower mark-to-market movements of Marketable securities during the three months ended March 31, 2024.

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

As of March 31, 2024 and December 31, 2023, Cash and cash equivalents were $40,871 and $40,711, respectively.

Cash Flow Activity

The following table presents the cash flow activity for the periods indicated:

	As of March 31,
(in thousands)	2024	2023
Cash and cash equivalents, beginning of period	$40,711	$21,507
Cash provided by (used in) operating activities	160	(50)
Cash provided by investing activities	—	43
Net change in cash and cash equivalents	160	(7)
Cash and cash equivalents, end of period	$40,871	$21,500

Operating Activities

Cash provided by operating activities was $160 for the three months ended March 31, 2024 compared to cash used in operating activities of $50 for the three months ended March 31, 2023, an increase of $210, primarily due to the following:

•

Net gains (losses) decreased $348 from $345 for three months ended March 31, 2023 to ($3) for three months ended as there were no sales of IronNet, Inc. and lower mark-to-market movements on Marketable securities during the three months ended March 31, 2024.

The increase was partially offset by:

•	Net change in operating assets and liabilities decreased $28 from $105 for the three months ended March 31, 2023 to $77 for the three months ended March 31, 2024.

Our working capital metrics and ratios were as follows:

(in thousands)	March 31, 2024	December 31, 2023
Current assets	$41,687	$41,566
Less: Current liabilities	516	474
Working capital	$41,171	$41,092

Current ratio	80.8	87.7

Management continues to focus on efficiently managing working capital requirements to match operating activity levels and will seek to deploy the Company’s working capital where it will generate the greatest returns.

Investing Activities

Cash provided by investing activities was $0 for the three months ended March 31, 2024 compared to cash provided by investing activities of $43 for the three months ended March 31, 2023, a decrease of $43, primarily due to sales of IronNet, Inc. during the three months ended March 31, 2023.

Capital Resources

We believe that existing cash and cash equivalents, marketable securities and cash generated from operations will provide sufficient liquidity to meet our ongoing working capital and capital expenditure requirements for the next 12 months from the date of this filing and for the foreseeable future.

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

Contractual Obligations

As of March 31, 2024, there have been no material changes in our contractual obligations from December 31, 2023, a description of which may be found in Part II, Item 7. Management Discussion and Analysis - Liquidity and Capital Resources - Contractual Obligations in the 2023 Annual Report.

Critical Accounting Estimates

Our accompanying Condensed Consolidated Financial Statements are prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying footnotes. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions. For a discussion of the Company’s critical accounting estimates, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2024 was conducted under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2024, were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or our subsidiaries are a party or to which our properties are subject.

Item 1A.	Risk Factors

For a discussion of the Company's potential risks and uncertainties, refer to Part I, Item 1A. Risk Factors in the  2023 Annual Report and  Trends and  Uncertainties in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2. of this Quarterly Report on Form 10-Q.

We are not aware of any material trends or uncertainties, other than national economic conditions affecting our industry generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on our revenues or income other than those listed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 5.	Other Information

During the three months ended March 31, 2024, none of our directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K of the Exchange Act.

Item 6.	Exhibits

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K):

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

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101*

*	Filed herewith
**

In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LGL GROUP, INC. (Registrant)

May 15, 2024	By:	/s/ Timothy Foufas
TIMOTHY FOUFAS
Co-Chief Executive Officer (Principal Executive Officer)

May 15, 2024	By:	/s/ Christopher L. Nossokoff
CHRISTOPHER L. NOSSOKOFF
Vice President - Finance (Principal Financial Officer)