Form 10-Q
period 2024-06-30
LGL GROUP INC
filed 2024-08-13
CIK 61004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 31, 2024, the registrant had 5,373,055 shares of common stock, $0.01 par value per share, outstanding.

The LGL Group, Inc.

Form 10-Q for the Period Ended June 30, 2024

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

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

The LGL Group, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)	June 30, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$41,074	$40,711
Marketable securities	18	22
Accounts receivable, net of reserves of $52 and $58, respectively	339	356
Inventories, net	336	204
Prepaid expenses and other current assets	236	273
Total current assets	42,003	41,566
Right-of-use lease assets	41	75
Intangible assets, net	46	57
Deferred income tax assets	157	152
Total assets	$42,247	$41,850

Liabilities:
Current liabilities:
Accounts payable	223	93
Accrued compensation and commissions	219	264
Income taxes payable	73	41
Other accrued expenses	106	76
Total current liabilities	621	474
Other liabilities	722	694
Total liabilities	1,343	1,168

Contingencies (Note 12)

Stockholders' equity:
Common stock ($0.01 par value; 30,000,000 shares authorized; 5,454,639 shares issued and 5,373,055 shares outstanding as of June 30, 2024 and December 31, 2023)	53	53
Treasury stock, at cost (81,584 shares as of June 30, 2024 and December 31, 2023)	(580)	(580)
Additional paid-in capital	46,367	46,349
Accumulated deficit	(6,902)	(7,060)
Total LGL Group stockholders' equity	38,938	38,762
Non-controlling interests	1,966	1,920
Total stockholders' equity	40,904	40,682
Total liabilities and stockholders' equity	$42,247	$41,850

See accompanying Notes to the Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2024	2023	2024	2023
Revenues:
Net sales	$531	$403	$923	$844
Net investment income	538	275	1,037	473
Net (losses) gains	(1)	43	(4)	388
Total revenues	1,068	721	1,956	1,705
Expenses:
Manufacturing cost of sales	214	208	418	400
Engineering, selling and administrative	617	645	1,222	1,187
Total expenses	831	853	1,640	1,587
Income (loss) from continuing operations before income taxes	237	(132)	316	118
Income tax (benefit) expense	76	(2)	112	63
Net income (loss) from continuing operations	161	(130)	204	55
Income (loss) from discontinued operations, net of tax	—	—	—	(28)
Net income (loss)	161	(130)	204	27
Less: Net income attributable to non-controlling interests	24	—	46	—
Net income (loss) attributable to LGL Group common stockholders	$137	$(130)	$158	$27

Income (loss) per common share attributable to LGL Group common stockholders:
Basic (a):
Income (loss) from continuing operations	$0.03	$(0.02)	$0.03	$0.01
Income (loss) from discontinued operations	—	—	—	(0.01)
Net income (loss) attributable to LGL Group common stockholders	$0.03	$(0.02)	$0.03	$0.01

Diluted (a):
Income (loss) from continuing operations	$0.02	$(0.02)	$0.03	$0.01
Income (loss) from discontinued operations	—	—	—	(0.01)
Net income (loss) attributable to LGL Group common stockholders	$0.02	$(0.02)	$0.03	$0.01

Weighted average shares outstanding:
Basic	5,352,937	5,352,937	5,352,937	5,352,937
Diluted	5,482,543	5,352,937	5,548,869	5,352,937
(a)	Basic and diluted earnings per share are calculated using actual, unrounded amounts. Therefore, the components of earnings per share may not sum to its corresponding total.

See accompanying Notes to the Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total LGL Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at March 31, 2024	$53	$(580)	$46,358	$(7,039)	$38,792	$1,942	$40,734
Net income attributable to LGL Group or non-controlling interests	—	—	—	137	137	24	161
Stock-based compensation	—	—	9	—	9	—	9
Consolidation of non-controlling interests	—	—	—	—	—	—	—
Balance at June 30, 2024	$53	$(580)	$46,367	$(6,902)	$38,938	$1,966	$40,904

(in thousands)	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total LGL Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at March 31, 2023	$53	$(580)	$46,346	$(7,172)	$38,647	$—	$38,647
Net loss attributable to LGL Group or non-controlling interests	—	—	—	(130)	(130)	—	(130)
Stock-based compensation	—	—	—	—	—	—	—
Consolidation of non-controlling interests	—	—	—	—	—	1,872	1,872
Balance at June 30, 2023	$53	$(580)	$46,346	$(7,302)	$38,517	$1,872	$40,389

See accompanying Notes to the Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total LGL Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2023	$53	$(580)	$46,349	$(7,060)	$38,762	$1,920	$40,682
Net income attributable to LGL Group or non-controlling interests	—	—	—	158	158	46	204
Stock-based compensation	—	—	18	—	18	—	18
Consolidation of non-controlling interests	—	—	—	—	—	—	—
Balance at June 30, 2024	$53	$(580)	$46,367	$(6,902)	$38,938	$1,966	$40,904

(in thousands)	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total LGL Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2022	$53	$(580)	$46,346	$(7,329)	$38,490	$—	$38,490
Net income attributable to LGL Group or non-controlling interests	—	—	—	27	27	—	27
Stock-based compensation	—	—	—	—	—	—	—
Consolidation of non-controlling interests	—	—	—	—	—	1,872	1,872
Balance at June 30, 2023	$53	$(580)	$46,346	$(7,302)	$38,517	$1,872	$40,389

See accompanying Notes to the Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands, except share data)	2024	2023
Cash flows from operating activities:
Net income	$204	$27
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Noncash revenues, expenses, gains and losses included in income:
Depreciation	—	1
Amortization of finite-lived intangible assets	11	6
Stock-based compensation	18	—
Realized loss on sale of marketable securities	—	4,316
Unrealized loss (gain) on marketable securities	4	(4,704)
Deferred income taxes	17	18
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	17	170
(Increase) decrease in inventories, net	(132)	39
Decrease in prepaid expenses and other assets	37	185
Decrease (increase) in accounts payable, accrued compensation, income taxes and commissions and other	187	(67)
Total adjustments	159	(36)
Net cash provided by (used in) operating activities	363	(9)
Cash flows from investing activities:
Cash from consolidation of LGL Systems	—	1,869
Proceeds from sale of marketable securities	—	16,947
Net cash provided by investing activities	—	18,816
Increase in cash and cash equivalents	363	18,807
Cash and cash equivalents at beginning of period	40,711	21,507
Cash and cash equivalents at end of period	$41,074	$40,314

Supplemental Disclosure:
Income taxes paid	$76	$134

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

These unaudited Condensed Consolidated Financial Statements do not include all disclosures that are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and should be read in conjunction with the audited Consolidated Financial Statements and the related notes included in our Annual Report on Form 10-K for the year ended  December 31, 2023 (the "2023 Annual Report") filed with the Securities and Exchange Commission (the "SEC") on April 1, 2024. The consolidated financial information as of  December 31, 2023 included herein has been derived from the audited Consolidated Financial Statements in the 2023 Annual Report

The Condensed Consolidated Financial Statements include the accounts of The LGL Group, Inc., its majority-owned subsidiaries, and variable interest entities ("VIEs") of which we are the primary beneficiary.

In the opinion of management, these Condensed Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments, including eliminations of material intercompany accounts and transactions) considered necessary for a fair statement of the results presented herein. Operating results for the three and six months ended  June 30, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024.

2. Summary of Significant Accounting Policies

During the three and six months ended June 30, 2024, there were no material changes to our significant accounting policies included in the  2023 Annual Report.  For additional information, refer to Note 2 to the audited Consolidated Financial Statements in the 2023  Annual Report.

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

We performed an assessment to determine if there were any indicators of impairment as a result of the operating conditions resulting as of the periods ended  June 30, 2024 and December 31, 2023. We concluded that, while there were events and circumstances in the macro-environment that did impact us, we did not experience any entity-specific indicators of asset impairment and no triggering events occurred.

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

The Electronic Instruments and Merchant Investment segments are allocated overhead expenses based on each segment's assets as percentage of total assets.

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

The following tables presents LGL Group's operations by segment:

	Three Months Ended June 30, 2024
	Electronic Instruments	Merchant Investment	Corporate	Consolidated
Revenues:
Net sales	$531	$—	$—	$531
Net investment income	—	315	223	538
Net (losses) gains	—	—	(1)	(1)
Total revenues	531	315	222	1,068
Expenses:
Manufacturing cost of sales	214	—	—	214
Engineering, selling and administrative	243	78	296	617
Total expenses	457	78	296	831
Income (loss) from continuing operations before income taxes	74	237	(74)	237
Income tax expense	—	—	76	76
Net income (loss) from continuing operations	74	237	(150)	161
Income (loss) from discontinued operations, net of tax	—	—	—	—
Net income (loss)	74	237	(150)	161
Less: Net income attributable to non-controlling interests	—	24	—	24
Net income (loss) attributable to LGL Group common stockholders	$74	$213	$(150)	$137

	Three Months Ended June 30, 2023
	Electronic Instruments	Merchant Investment	Corporate	Consolidated
Revenues:
Net sales	$403	$—	$—	$403
Net investment income	—	—	275	275
Net (losses) gains	—	—	43	43
Total revenues	403	—	318	721
Expenses:
Manufacturing cost of sales	208	—	—	208
Engineering, selling and administrative	173	—	472	645
Total expenses	381	—	472	853
Income (loss) from continuing operations before income taxes	22	—	(154)	(132)
Income tax expense (benefit)	—	—	(2)	(2)
Net income (loss) from continuing operations	22	—	(152)	(130)
Income (loss) from discontinued operations, net of tax	—	—	—	—
Net income (loss)	22	—	(152)	(130)
Less: Net income attributable to non-controlling interests	—	—	—	—
Net income (loss) attributable to LGL Group common stockholders	$22	$—	$(152)	$(130)

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

	Six Months Ended June 30, 2024
	Electronic Instruments	Merchant Investment	Corporate	Consolidated
Revenues:
Net sales	$923	$—	$—	$923
Net investment income	—	604	433	1,037
Net (losses) gains	—	—	(4)	(4)
Total revenues	923	604	429	1,956
Expenses:
Manufacturing cost of sales	418	—	—	418
Engineering, selling and administrative	429	127	666	1,222
Total expenses	847	127	666	1,640
Income (loss) from continuing operations before income taxes	76	477	(237)	316
Income tax expense	—	—	112	112
Net income (loss) from continuing operations	76	477	(349)	204
Income (loss) from discontinued operations, net of tax	—	—	—	—
Net income (loss)	76	477	(349)	204
Less: Net income attributable to non-controlling interests	—	46	—	46
Net income (loss) attributable to LGL Group common stockholders	$76	$431	$(349)	$158

	Six Months Ended June 30, 2023
	Electronic Instruments	Merchant Investment	Corporate	Consolidated
Revenues:
Net sales	$844	$—	$—	$844
Net investment income	—	—	473	473
Net (losses) gains	—	—	388	388
Total revenues	844	—	861	1,705
Expenses:
Manufacturing cost of sales	400	—	—	400
Engineering, selling and administrative	350	—	837	1,187
Total expenses	750	—	837	1,587
Income (loss) from continuing operations before income taxes	94	—	24	118
Income tax expense	—	—	63	63
Net income (loss) from continuing operations	94	—	(39)	55
Income (loss) from discontinued operations, net of tax	—	—	(28)	(28)
Net income (loss)	94	—	(67)	27
Less: Net income attributable to non-controlling interests	—	—	—	—
Net income (loss) attributable to LGL Group common stockholders	$94	$—	$(67)	$27

The following table presents LGL Group's identifiable assets by segment:

	June 30, 2024	December 31, 2023
Electronic Instruments	$835	$843
Merchant Investment	24,134	23,530
Corporate	17,278	17,477
Total	$42,247	$41,850

The Company did not have any capital expenditures as of  June 30, 2024 or  December 31, 2023.

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

4. Investments

Marketable Securities

Details of marketable securities held as of  June 30, 2024 and  December 31, 2023 are as follows:

	June 30, 2024
			Cumulative
			Unrealized
	Fair Value	Basis	(Loss) Gain
Equity securities	$18	$34	$(16)
Total	$18	$34	$(16)

	December 31, 2023
			Cumulative
			Unrealized
	Fair Value	Basis	(Loss) Gain
Equity securities	$22	$34	$(12)
Total	$22	$34	$(12)

Net Investment Income

Net investment income represents income primarily from the following sources:

•	Income earned from investments in money market funds (recorded in Cash and cash equivalents)
•	Dividends received from Marketable securities
•	Income from unconsolidated or equity method investments

The following table presents the components of Net investment income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest on cash and cash equivalents	$538	$275	$1,037	$473
Net investment income	$538	$275	$1,037	$473

Net Gains (Losses)

Net gains and losses are determined by specific identification. The net realized gains and losses are generated primarily from the following sources:

•	Realized gains and losses from investments in Marketable securities
•	Changes in the fair value of investments in Marketable securities

The following table presents the components of Net gains (losses):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Marketable securities	$(1)	$43	$(4)	$388
Net (losses) gains	$(1)	$43	$(4)	$388

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of inputs used:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a)	$40,612	$—	$—	$40,612
Marketable securities:
Equity securities	18	—	—	18
Total marketable securities	18	—	—	18
Total	$40,630	$—	$—	$40,630

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a)	$40,229	$—	$—	$40,229
Marketable securities:
Equity securities	22	—	—	22
Total marketable securities	22	—	—	22
Total	$40,251	$—	$—	$40,251
(a)	As of June 30, 2024 and December 31, 2023, included investments in money market mutual funds managed or advised by GAMCO Investors, Inc.

There were no liabilities subject to fair value on a recurring basis as of  June 30, 2024 and December 31, 2023.

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

As of June 30, 2024 and December 31, 2023, the Company did not write down any assets to fair value.

Fair Value Information about Financial Instruments Not Measured at Fair Value

As of June 30, 2024 and December 31, 2023, the Company did have any assets or liabilities classified as financial instruments that were not measured at fair value.

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

Consolidated VIEs

The Company's only consolidated VIE is LGL Systems.

The following table summarizes the assets and liabilities of LGL Systems included in the Condensed Consolidated Balance Sheets:

	June 30, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$3,004	$2,932
Accounts receivable	14	14
Total current assets	3,018	2,946
Total assets	$3,018	$2,946

Total liabilities	$—	$—

As of June 30, 2024 and December 31, 2023, the non-controlling interests in LGL Systems was $1,966 and $1,920, respectively.

Unconsolidated VIEs

The Company's only unconsolidated VIE is LGL Nevada.

We calculate our maximum exposure to loss to be (i) the amount invested in the debt or equity of the VIE and (ii) other commitments and guarantees to the VIE.

	June 30, 2024	December 31, 2023
Total assets	$595	$588

Maximum exposure to loss:
On-balance sheet (a)	3	3
Off-balance sheet	—	—
Total	$3	$3
(a)	As of June 30, 2024 and December 31, 2023, our investment in LGL Nevada was recorded in Other assets in the Condensed Consolidated Balance Sheets.

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

The following tables summarize income and expenses from transactions with related parties for the three and six months ended  June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024		2023
	Income	Expense	Income	Expense
GAMCO Investors, Inc.	$441	$—	$388	$—
M-tron Industries, Inc.	—	(15)	—	12
Total	$441	$(15)	$388	$12

	Six Months Ended June 30,
	2024		2023
	Income	Expense	Income	Expense
GAMCO Investors, Inc.	$849	$—	$822	$—
M-tron Industries, Inc.	—	(29)	—	(4)
Total	$849	$(29)	$822	$(4)

The following table summarizes assets and liabilities with related parties as of  June 30, 2024 and  December 31, 2023:

	June 30, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
GAMCO Investors, Inc.	$33,488	$—	$32,568	$—
M-tron Industries, Inc.	—	74	—	—
Total	$33,488	$74	$32,568	$—

The material agreements whereby the Company generates revenues and expenses with affiliated entities are discussed below:

Investment Activity with GAMCO Investors, Inc.

Certain balances held and invested in various mutual funds are managed or advised by GAMCO Investors, Inc. or one of its subsidiaries (collectively, "GAMCO" or the "Fund Manager"), which is related to the Company through certain of our shareholders. All investments, including those in related party mutual funds, are overseen by the independent Investment Committee of the Board of Directors (the "Investment Committee"). The Investment Committee meets regularly to review the alternatives and has determined the current investments most reflect the Company's objective of lower cost, market return and adherence to having a larger proportion of underlying investments directly in United States Treasuries. For the three months ended  June 30, 2024 and 2023, the Company paid the Fund Manager a fund management fee of approximately 8 basis points per annum of the asset balances under management. For the six months ended  June 30, 2024 and 2023, the Company paid the Fund Manager a fund management fee of approximately 8 basis points and 14 basis points per annum, respectively, of the asset balances under management. All fund management fees are not paid directly by the Company and are deducted prior to a fund striking its net asset value ("NAV").

As of June 30, 2024, the balance managed by the Fund Manager totaled $33,488, all of which was classified within Cash and cash equivalents on the Condensed Consolidated Balance Sheets. As of December 31, 2023, the balance managed by the Fund Manager totaled $32,568, all of which was classified within Cash and cash equivalents on the Condensed Consolidated Balance Sheets.

For the three months ended June 30, 2024, the Company earned income on its investments managed by the Fund Manager totaling $441, all of which was included in Net investment income on the Condensed Consolidated Statements of Operations. For the three months ended June 30, 2023, the Company earned income on its investments managed by the Fund Manager totaling $388, of which $331 was included in Net investment income and $57 was included in Net (losses) gains on the Condensed Consolidated Statements of Operations.

For the six months ended June 30, 2024, the Company earned income on its investments managed by the Fund Manager totaling $849, all of which was included in Net investment income on the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2023, the Company earned income on its investments managed by the Fund Manager totaling $822, of which $452 was included in Net investment income and $370 was included in Net (losses) gains on the Condensed Consolidated Statements of Operations.

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

For the three months ended June 30, 2024 and 2023, the Company paid MtronPTI $12 under the terms of the MtronPTI TSA, which were recorded in Engineering, selling and administrative on the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2024 and 2023, the Company paid MtronPTI $24, respectively, under the terms of the MtronPTI TSA, which were recorded in Engineering, selling and administrative on the Condensed Consolidated Statements of Operations.

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

For the three and six months ended June 30, 2024 and 2023, no taxes related to the Distribution have been recorded in the Condensed Consolidated Financial Statements.

Other Transactions

LGL Group and MtronPTI have agreed to share salaries and benefits related to certain employees incurred by the Company. For the three and six months ended June 30, 2024, MtronPTI reimbursed the Company $27 and $53, respectively, of the salaries and benefits of certain employees, which represents 50% of those costs and were recorded as a reduction to Engineering, selling and administrative on the Condensed Consolidated Statements of Operations.

LGL Group and MtronPTI agreed to share any excess Separation costs. Included in discontinued operations is $28, which represents 50% of the excess Separation costs incurred for six months ended June 30, 2023.

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

The Company's effective tax rates on continuing operations for the three and six months ended June 30, 2024 were 32.1% and 35.4%, respectively. The Company's effective tax rates on continuing operations for the three and six months ended June 30, 2023 were -1.5% and 70.0%, respectively. The effective tax rates differed from the statutory tax rate of 21% primarily due to the impact of uncertain tax positions and state income taxes.

9. Stock-Based Compensation

Under the Company’s 2021 Incentive Plan (the "Plan"), and the prior 2011 Incentive Plan, as amended, stock-based compensation may be issued to employees and non-employee directors. As of June 30, 2024, 955,070 shares remained available for future issuance under the Plan.

The following table summarizes stock-based compensation expense, which includes expenses related to awards granted under the Plan for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Restricted stock awards	$9	$—	$18	$—
Total	$9	$—	$18	$—

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

Restricted Stock Awards

The following table summarizes restricted stock awards activity for the period indicated:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value
Balance as of December 31, 2023	20,118	$5.22	$105
Granted	—	—	—
Vested	—	—	—
Canceled	—	—	—
Balance as of June 30, 2024	20,118	$5.22	$105

10. Stockholders' Equity

Shares Outstanding

The following table presents a rollforward of outstanding shares for the periods indicated:

	Six Months Ended June 30, 2024			Year Ended December 31, 2023
	Common Stock Issued	Held in Treasury	Common Stock Outstanding	Common Stock Issued	Held in Treasury	Common Stock Outstanding
Shares, beginning of year	5,454,639	(81,584)	5,373,055	5,434,521	(81,584)	5,352,937
Stock-based compensation	—	—	—	20,118	—	20,118
Shares, end of period	5,454,639	(81,584)	5,373,055	5,454,639	(81,584)	5,373,055

11. Earnings Per Share ("EPS")

The following table presents a reconciliation of Net income (loss) and shares used in calculating basis and diluted net income (loss) per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator for EPS:
Income (loss) from continuing operations	$161	$(130)	$204	$55
Less: Net income from continuing operations attributable to non-controlling interests	24	—	46	—
Income (loss) attributable to LGL Group common shareholders from continuing operations	137	(130)	158	55
Income (loss) from discontinued operations, net of tax	—	—	—	(28)
Net income (loss) attributable to LGL Group common stockholders	$137	$(130)	$158	$27

Denominator for EPS:
Weighted average common shares outstanding - basic	5,352,937	5,352,937	5,352,937	5,352,937
Dilutive effects (a):
Warrants	125,178	—	190,399	—
Restricted stock	4,428	—	5,533	—
Weighted average common shares outstanding - diluted	5,482,543	5,352,937	5,548,869	5,352,937

Income per common share attributable to LGL Group common stockholders:
Basic (b):
Income (loss) from continuing operations	$0.03	$(0.02)	$0.03	$0.01
Income (loss) from discontinued operations	—	—	—	(0.01)
Net income (loss) attributable to LGL Group common stockholders	$0.03	$(0.02)	$0.03	$0.01

Diluted (b):
Income (loss) from continuing operations	$0.02	$(0.02)	$0.03	$0.01
Income (loss) from discontinued operations	—	—	—	(0.01)
Net income (loss) attributable to LGL Group common stockholders	$0.02	$(0.02)	$0.03	$0.01
(a)	For the three and six months ended June 30, 2023, weighted average shares used for calculating earnings per share excludes warrants to purchase 1,051,664 shares of common stock.
(b)	Basic and diluted earnings per share are calculated using actual, unrounded amounts. Therefore, the components of earnings per share may not sum to its corresponding total.

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

The components of inventory as of  June 30, 2024 and  December 31, 2023 are summarized below:

	June 30, 2024	December 31, 2023
Raw materials	$363	$271
Work in process	54	9
Finished goods	3	—
Total gross inventory	420	280
Reserve for excess and obsolete inventory	(84)	(76)
Inventories, net	$336	$204

Intangible Assets, Net

The components of intangible assets as of  June 30, 2024 and  December 31, 2023 are summarized below:

	June 30, 2024	December 31, 2023
Intellectual property	$214	$214
Gross intangible assets	214	214
Less: Accumulated amortization	(168)	(157)
Intangible assets, net	$46	$57

14. Domestic and Foreign Revenues

Significant foreign revenues from operations (10% or more of foreign sales) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Spain	$56	$236	$104	$236
India	15	—	99	23
Romania	—	—	94	—
Australia	87	5	87	5
Canada	11	47	12	90
All other foreign countries	15	46	47	57
Total foreign revenues	$184	$334	$443	$411
Total domestic revenue	$347	$69	$480	$433

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

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with the audited consolidated financial statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on April 1, 2024. The terms "LGL," "LGL Group," "we," "our," "us," or the "Company" refer to The LGL Group, Inc. and its consolidated subsidiaries and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated financial statements and the notes thereto.

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

As of June 30, 2024, LGL Group had investments (classified within Cash and cash equivalents and Marketable securities) with a fair value of approximately $41.1 million, of which $24.1 million was held within the Merchant Investment business. The Company accounts for its Marketable securities under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 321, Investments - Equity Securities ("ASC 321") and as such, its Marketable securities are reported at fair value on its Consolidated Balance Sheets.

Market Conditions and Search Process

During the first half of 2024, mergers and acquisitions continued to be impacted by macroeconomic conditions such as higher borrowing costs, inflationary pressures, increased regulatory scrutiny, and political uncertainty. The initial public offering ("IPO") market has been relatively weak with continued pressure on private equity sponsors to monetize their portfolio companies, which has improved the pace and quality of deal flow to our team.

Our search process leverages our professional networks and relationships, participation in industry events and conferences, monitoring of industry trends and news, and interactions with our shareholders, investment banks, and other intermediaries. We continue to seek small- to mid-sized opportunities with strong cash flow generating capacity that trade at reasonable multiples with competitive products or services and with defensible market positions or intellectual property.

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

Inflation and Changing Interest Rates

Inflation in the United States decreased from 6.5% as of December 31, 2022 to 3.4% as of December 31, 2023, which is still above the U.S. Federal Reserve's long-term target of 2.0%. Through the date of filing of this Quarterly Report on Form 10-Q, inflation has further decreased to 3.0%. Although inflation is expected to continue to decrease in 2024, the continued higher inflationary conditions may have an adverse impact on our Manufacturing cost of sales and Engineering, selling and administrative expenses, as these costs could increase at a rate higher than our revenue. As a result, we have increased the prices we charge our customers.

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

Results of Operations - Consolidated

Three months ended June 30, 2024 compared to three months ended June 30, 2023

The following table presents our Condensed Statements of Operations for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Revenues:
Net sales	$531	$403	$128	31.8%
Net investment income	538	275	263	95.6%
Net (losses) gains	(1)	43	(44)	-102.3%
Total revenues	1,068	721	347	48.1%
Expenses:
Manufacturing cost of sales	214	208	6	2.9%
Engineering, selling and administrative	617	645	(28)	-4.3%
Total expenses	831	853	(22)	-2.6%
Income (loss) from continuing operations before income taxes	237	(132)	369	-279.5%
Income tax expense (benefit)	76	(2)	78	-3900.0%
Net income (loss) from continuing operations	161	(130)	291	-223.8%
Income (loss) from discontinued operations, net of tax	—	—	—	n/m
Net income (loss)	161	(130)	291	-223.8%
Less: Net income attributable to non-controlling interests	24	—	24	n/m
Net income (loss) attributable to LGL Group common stockholders	$137	$(130)	$267	-205.4%

Total Revenues

Total revenues increased $347, or 48.1%, from $721 for the three months ended June 30, 2023 to $1,068 for the three months ended June 30, 2024. The following items contributed to the overall increase:

•

a $128, or 31.8%, increase in Net sales from $403 for the three months ended June 30, 2023 to $531 for the three months ended June 30, 2024 primarily due to higher product shipments during Q2 2024; and

•

a $263, or 95.6%, increase in Net investment income from $275 for the three months ended June 30, 2023 to $538 for the three months ended June 30, 2024 primarily due to investments in higher yielding United States Treasury money market funds.

Total Expenses

Total expenses decreased $22, or 2.6%, from $853 for the three months ended June 30, 2023 to $831 for the three months ended June 30, 2024. The decrease was primarily due to a $28, or 4.3%, decrease in Engineering, selling and administrative from $645 for the three months ended June 30, 2023 to $617 for the three months ended June 30, 2024 driven by lower accounting and other professional fees.

Gross Margin

Gross margin (Net sales less Manufacturing cost of sales as a percentage of Net sales) increased 1,130 basis points from 48.4% for the three months ended June 30, 2023 to 59.7% for the three months ended June 30, 2024 reflecting increased sales of higher margin products.

Income Tax Expense

Income tax expense (benefit) increased $78, or 3900.0%, from ($2) for the three months ended June 30, 2023 to $76 for the three months ended June 30, 2024 primarily due to the increase in Income from continuing operations.

Net Income Attributable to Non-Controlling Interests

Net income attributable to non-controlling interests increased $24 from $0 for the three months ended June 30, 2023 to $24 for the three months ended June 30, 2024 primarily due to the consolidation of LGL Systems in June 2023, which has minority shareholders.

Six months ended June 30, 2024 compared to six months ended June 30, 2023

The following table presents our Condensed Statements of Operations for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Revenues:
Net sales	$923	$844	$79	9.4%
Net investment income	1,037	473	564	119.2%
Net (losses) gains	(4)	388	(392)	-101.0%
Total revenues	1,956	1,705	251	14.7%
Expenses:
Manufacturing cost of sales	418	400	18	4.5%
Engineering, selling and administrative	1,222	1,187	35	2.9%
Total expenses	1,640	1,587	53	3.3%
Income from continuing operations before income taxes	316	118	198	167.8%
Income tax expense	112	63	49	77.8%
Net income (loss) from continuing operations	204	55	149	270.9%
Income (loss) from discontinued operations, net of tax	—	(28)	28	-100.0%
Net income	204	27	177	655.6%
Less: Net income attributable to non-controlling interests	46	—	46	n/m
Net income attributable to LGL Group common stockholders	$158	$27	$131	485.2%

Total Revenues

Total revenues increased $251, or 14.7%, from $1,705 for the six months ended June 30, 2023 to $1,956 for the six months ended June 30, 2024. The following items contributed to the overall increase:

•

a $79, or 9.4%, increase in Net sales from $844 for the six months ended June 30, 2023 to $923 for the six months ended June 30, 2024 primarily due to operational efficiencies and higher product shipments; and

•

a $564, or 119.2%, increase in Net investment income from $473 for the six months ended June 30, 2023 to $1,037 for the six months ended June 30, 2024 primarily due to investments in higher yielding United States Treasury money market funds.

The increase was partially offset by a $392, or 101.0%, decrease in Net gains (losses) from $388 for the six months ended June 30, 2023 to ($4) for the six months ended June 30, 2024 primarily due to lower mark-to-market movements of Marketable securities and no sales of Marketable securities.

Total Expenses

Total expenses increased $53, or 3.3%, from $1,587 for the six months ended June 30, 2023 to $1,640 for the six months ended June 30, 2024. The increase was primarily due to a $35, or 2.9%, increase in Engineering, selling and administrative from $1,187 for the six months ended June 30, 2023 to $1,222 for the six months ended June 30, 2024 driven by higher wages and benefits.

Gross Margin

Gross margin (Net sales less Manufacturing cost of sales as a percentage of Net sales) increased 210 basis points from 52.6% for the six months ended June 30, 2023 to 54.7% for the six months ended June 30, 2024 reflecting increased sales of higher margin products.

Income Tax Expense

Income tax expense increased $49, or 77.8%, from $63 for the six months ended June 30, 2023 to $112 for the six months ended June 30, 2024 primarily due to the increase in Income from continuing operations.

Net Income Attributable to Non-Controlling Interests

Net income attributable to non-controlling interests increased $46 from $0 for the six months ended June 30, 2023 to $46 for the six months ended June 30, 2024 primarily due to the consolidation of LGL Systems in June 2023, which has minority shareholders.

Backlog

As of June 30, 2024, our order backlog was $737, an increase of $594, or 415.4%, from $143 as of December 31, 2023 and an increase of $413, or 127.5%, from $324 as of June 30, 2023. The backlog of unfilled orders includes amounts based on signed contracts likely to be fulfilled largely in the next 12 months but usually will ship within the next 90 days. Order backlog is adjusted quarterly to reflect project cancellations, deferrals, and revised project scope and cost, if any.

Results of Operations - Operating Segments

Electronic Instruments

Three months ended June 30, 2024 compared to three months ended June 30, 2023

The following table presents income from continuing operations of our Electronic Instruments segment for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Revenues:
Net sales	$531	$403	$128	31.8%
Total revenues	531	403	128	31.8%
Expenses:
Manufacturing cost of sales	214	208	6	2.9%
Engineering, selling and administrative	243	173	70	40.5%
Total expenses	457	381	76	19.9%
Income from continuing operations before income taxes	$74	$22	$52	236.4%

Income from Continuing Operations Before Income Taxes

Income from continuing operations before income taxes increased $52, or 236.4%, from $22 for the three months ended June 30, 2023 to $74 for the three months ended June 30, 2024. The increase was primarily due to a $128, or 31.8%, increase in Net sales reflecting higher product shipments during Q2 2024 and higher backlog as of March 31, 2024 partially offset by a $70, or 40.5%, increase in Engineering, selling and administrative driven by higher wages and benefits.

Six months ended June 30, 2024 compared to six months ended June 30, 2023

The following table presents income from continuing operations of our Electronic Instruments segment for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Revenues:
Net sales	$923	$844	$79	9.4%
Total revenues	923	844	79	9.4%
Expenses:
Manufacturing cost of sales	418	400	18	4.5%
Engineering, selling and administrative	429	350	79	22.6%
Total expenses	847	750	97	12.9%
Income from continuing operations before income taxes	$76	$94	$(18)	-19.1%

Income from Continuing Operations Before Income Taxes

Income from continuing operations before income taxes decreased $18, or 19.1%, from $94 for the six months ended June 30, 2023 to $76 for the six months ended June 30, 2024. The decrease was primarily due to:

•	a $18, or 4.5%, increase in Manufacturing cost of sales driven by the growth in Net sales; and
•	a $79, or 22.6%, increase in Engineering, selling and administrative driven by higher wages and benefits.

The decrease was partially offset by a $79, or 9.4%, increase in Net sales driven by operational efficiencies and higher product shipments.

Merchant Investment

Three months ended June 30, 2024 compared to three months ended June 30, 2023

The following table presents income from continuing operations of our Merchant Investment segment for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Revenues:
Net investment income	$315	$—	$315	n/m
Total revenues	315	—	315	n/m
Expenses:
Engineering, selling and administrative	78	—	78	n/m
Total expenses	78	—	78	n/m
Income from continuing operations before income taxes	$237	$—	$237	n/m

Income from Continuing Operations Before Income Taxes

Income from continuing operations before income taxes increased $237 from $0 for the three months ended June 30, 2023 to $237 for the three months ended June 30, 2024 due to the commencement of operations of Lynch Capital International, LLC in June 2023.

Six months ended June 30, 2024 compared to six months ended June 30, 2023

The following table presents income from continuing operations of our Merchant Investment segment for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Revenues:
Net investment income	$604	$—	$604	n/m
Total revenues	604	—	604	n/m
Expenses:
Engineering, selling and administrative	127	—	127	n/m
Total expenses	127	—	127	n/m
Income from continuing operations before income taxes	$477	$—	$477	n/m

Income from Continuing Operations Before Income Taxes

Income from continuing operations before income taxes increased $477 from $0 for the six months ended June 30, 2023 to $477 for the six months ended June 30, 2024 due to the commencement of operations of Lynch Capital International, LLC in June 2023.

Corporate

Three months ended June 30, 2024 compared to three months ended June 30, 2023

The following table presents income from continuing operations of our Corporate segment for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Revenues:
Net investment income	$223	$275	$(52)	-18.9%
Net (losses) gains	(1)	43	(44)	-102.3%
Total revenues	222	318	(96)	-30.2%
Expenses:
Engineering, selling and administrative	296	472	(176)	-37.3%
Total expenses	296	472	(176)	-37.3%
Loss from continuing operations before income taxes	$(74)	$(154)	$80	-51.9%

Loss from Continuing Operations Before Income Taxes

Loss from continuing operations before income taxes decreased $80, or 51.9%, from $154 for the three months ended June 30, 2023 to $74 for the three months ended June 30, 2024. The decrease was primarily due to a $176, or 37.3%, decrease in Engineering, selling and administrative related to lower accounting and other professional service fees as well as other administrative and corporate expenses.

The decrease partially offset by:

•	a $52, or 18.9%, decrease in Net investment income reflecting investments in higher yielding United States Treasury money market funds; and
•	a $44, or 102.3%, decrease in Net (losses) gains driven by lower mark-to-market movements of Marketable securities and no sales of Marketable securities during the three months ended June 30, 2024.

Six months ended June 30, 2024 compared to six months ended June 30, 2023

The following table presents income from continuing operations of our Corporate segment for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Revenues:
Net investment income	$433	$473	$(40)	-8.5%
Net (losses) gains	(4)	388	(392)	-101.0%
Total revenues	429	861	(432)	-50.2%
Expenses:
Engineering, selling and administrative	666	837	(171)	-20.4%
Total expenses	666	837	(171)	-20.4%
(Loss) income from continuing operations before income taxes	$(237)	$24	$(261)	-1087.5%

(Loss) income from Continuing Operations Before Income Taxes

(Loss) income from continuing operations before income taxes decreased $261, or 1087.5%, from $24 for the six months ended June 30, 2023 to ($237) for the six months ended June 30, 2024. The decrease was primarily due to a $392, or 101.0%, decrease in Net (losses) gains as there were lower mark-to-market movements and sales of Marketable securities during the six months ended June 30, 2024.

The decrease was partially offset by a $171, or 20.4%, decrease in Engineering, selling and administrative reflecting lower accounting and other professional service fees as well as other administrative and corporate expenses.

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

As of June 30, 2024 and December 31, 2023, Cash and cash equivalents were $41,074 and $40,711, respectively.

Cash Flow Activity

The following table presents the cash flow activity for the periods indicated:

	As of June 30,
(in thousands)	2024	2023
Cash and cash equivalents, beginning of period	$40,711	$21,507
Cash provided by (used in) operating activities	363	(9)
Cash provided by investing activities	—	18,816
Net change in cash and cash equivalents	363	18,807
Cash and cash equivalents, end of period	$41,074	$40,314

Operating Activities

Cash provided by operating activities was $363 for the six months ended June 30, 2024 compared to cash used in operating activities of $9 for the six months ended June 30, 2023, an increase of $372, primarily due to the following:

•

Net gains (losses) decreased $392 from $388 for the six months ended June 30, 2023 to ($4) for the six months ended June 30, 2024 as there were lower mark-to-market movements on Marketable securities and no sales of Marketable securities during the six months ended June 30, 2024.

The increase was partially offset by:

•	Net change in operating assets and liabilities decreased $218 from $327 for the six months ended June 30, 2023 to $109 for the six months ended June 30, 2024.

Our working capital metrics and ratios were as follows:

(in thousands)	June 30, 2024	December 31, 2023
Current assets	$42,003	$41,566
Less: Current liabilities	621	474
Working capital	$41,382	$41,092

Current ratio	67.6	87.7

Management continues to focus on efficiently managing working capital requirements to match operating activity levels and will seek to deploy the Company’s working capital where it will generate the greatest returns.

Investing Activities

Cash provided by investing activities was $0 for the six months ended June 30, 2024 compared to cash provided by investing activities of $18,816 for the six months ended June 30, 2023, a decrease of $18,816, primarily due to sales of IronNet, Inc. during the six months ended June 30, 2023.

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

Contractual Obligations

As of June 30, 2024, there have been no material changes in our contractual obligations from December 31, 2023, a description of which may be found in Part II, Item 7. Management Discussion and Analysis - Liquidity and Capital Resources - Contractual Obligations in the 2023 Annual Report.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2024 was conducted under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2024, were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended  June 30, 2024, none of our directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K of the Exchange Act.

Item 6.	Exhibits

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 (and are numbered in accordance with Item 601 of Regulation S-K):

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

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Exhibit No.	Description

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101*

*	Filed herewith
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

THE LGL GROUP, INC. (Registrant)

August 13, 2024	By:	/s/ Timothy Foufas
TIMOTHY FOUFAS
Co-Chief Executive Officer (Principal Executive Officer)

August 13, 2024	By:	/s/ Christopher L. Nossokoff
CHRISTOPHER L. NOSSOKOFF
Vice President - Finance (Principal Financial Officer)