Form 10-Q
period 2024-09-30
LGL GROUP INC
filed 2024-11-13
CIK 61004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2024, the registrant had 5,373,055 shares of common stock, $0.01 par value per share, outstanding.

The LGL Group, Inc.

Form 10-Q for the Period Ended September 30, 2024

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

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

The LGL Group, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)	September 30, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$41,602	$40,711
Marketable securities	16	22
Accounts receivable, net of reserves of $52 and $58, respectively	133	356
Inventories, net	338	204
Prepaid expenses and other current assets	185	273
Total current assets	42,274	41,566
Right-of-use lease assets	21	75
Intangible assets, net	41	57
Deferred income tax assets	149	152
Total assets	$42,485	$41,850

Liabilities:
Current liabilities:
Accounts payable	264	93
Accrued compensation and commissions	257	264
Income taxes payable	91	41
Other accrued expenses	127	76
Total current liabilities	739	474
Other liabilities	743	694
Total liabilities	1,482	1,168

Contingencies (Note 12)

Stockholders' equity:
Common stock ($0.01 par value; 30,000,000 shares authorized; 5,454,639 shares issued and 5,373,055 shares outstanding as of September 30, 2024 and December 31, 2023)	53	53
Treasury stock, at cost (81,584 shares as of September 30, 2024 and December 31, 2023)	(580)	(580)
Additional paid-in capital	46,376	46,349
Accumulated deficit	(6,830)	(7,060)
Total LGL Group stockholders' equity	39,019	38,762
Non-controlling interests	1,984	1,920
Total stockholders' equity	41,003	40,682
Total liabilities and stockholders' equity	$42,485	$41,850

See accompanying Notes to the Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2024	2023	2024	2023
Revenues:
Net sales	$650	$438	$1,573	$1,282
Net investment income	531	544	1,568	1,017
Net (losses) gains	(2)	(4)	(6)	384
Total revenues	1,179	978	3,135	2,683
Expenses:
Manufacturing cost of sales	368	195	786	595
Engineering, selling and administrative	673	584	1,895	1,771
Total expenses	1,041	779	2,681	2,366
Income from continuing operations before income taxes	138	199	454	317
Income tax expense	48	69	160	132
Net income from continuing operations	90	130	294	185
Income (loss) from discontinued operations, net of tax	—	—	—	(28)
Net income	90	130	294	157
Less: Net income attributable to non-controlling interests	18	22	64	22
Net income attributable to LGL Group common stockholders	$72	$108	$230	$135

Income (loss) per common share attributable to LGL Group common stockholders:
Basic (a):
Income from continuing operations	$0.01	$0.02	$0.04	$0.03
Income (loss) from discontinued operations	—	—	—	(0.01)
Net income attributable to LGL Group common stockholders	$0.01	$0.02	$0.04	$0.03

Diluted (a):
Income from continuing operations	$0.01	$0.02	$0.04	$0.03
Income (loss) from discontinued operations	—	—	—	(0.01)
Net income attributable to LGL Group common stockholders	$0.01	$0.02	$0.04	$0.03

Weighted average shares outstanding:
Basic	5,352,937	5,352,937	5,352,937	5,352,937
Diluted	5,531,969	5,355,006	5,543,795	5,352,937
(a)	Basic and diluted earnings per share are calculated using actual, unrounded amounts. Therefore, the components of earnings per share may not sum to its corresponding total.

See accompanying Notes to the Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total LGL Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at June 30, 2024	$53	$(580)	$46,367	$(6,902)	$38,938	$1,966	$40,904
Net income attributable to LGL Group or non-controlling interests	—	—	—	72	72	18	90
Stock-based compensation	—	—	9	—	9	—	9
Consolidation of non-controlling interests	—	—	—	—	—	—	—
Balance at September 30, 2024	$53	$(580)	$46,376	$(6,830)	$39,019	$1,984	$41,003

(in thousands, except share data)	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total LGL Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at June 30, 2023	$53	$(580)	$46,346	$(7,302)	$38,517	$1,872	$40,389
Net income attributable to LGL Group or non-controlling interests	—	—	—	108	108	22	130
Stock-based compensation	—	—	—	—	—	—	—
Consolidation of non-controlling interests	—	—	—	—	—	—	—
Balance at September 30, 2023	$53	$(580)	$46,346	$(7,194)	$38,625	$1,894	$40,519

See accompanying Notes to the Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total LGL Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2023	$53	$(580)	$46,349	$(7,060)	$38,762	$1,920	$40,682
Net income attributable to LGL Group or non-controlling interests	—	—	—	230	230	64	294
Stock-based compensation	—	—	27	—	27	—	27
Consolidation of non-controlling interests	—	—	—	—	—	—	—
Balance at September 30, 2024	$53	$(580)	$46,376	$(6,830)	$39,019	$1,984	$41,003

(in thousands, except share data)	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total LGL Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2022	$53	$(580)	$46,346	$(7,329)	$38,490	$—	$38,490
Net income attributable to LGL Group or non-controlling interests	—	—	—	135	135	22	157
Stock-based compensation	—	—	—	—	—	—	—
Consolidation of non-controlling interests	—	—	—	—	—	1,872	1,872
Balance at September 30, 2023	$53	$(580)	$46,346	$(7,194)	$38,625	$1,894	$40,519

See accompanying Notes to the Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands, except share data)	2024	2023
Cash flows from operating activities:
Net income	$294	$157
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Noncash revenues, expenses, gains and losses included in income:
Depreciation	—	1
Amortization of finite-lived intangible assets	16	15
Stock-based compensation	27	—
Realized loss on sale of marketable securities	—	4,316
Unrealized loss (gain) on marketable securities	6	(4,700)
Deferred income taxes	25	48
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	223	270
(Increase) decrease in inventories, net	(134)	74
Decrease in prepaid expenses and other assets	88	212
Increase in accounts payable, accrued compensation, income taxes and commissions and other	346	61
Total adjustments	597	297
Net cash provided by operating activities	891	454
Cash flows from investing activities:
Cash from consolidation of LGL Systems	—	1,869
Proceeds from sale of marketable securities	—	16,947
Net cash provided by investing activities	—	18,816
Increase in cash and cash equivalents	891	19,270
Cash and cash equivalents at beginning of period	40,711	21,507
Cash and cash equivalents at end of period	$41,602	$40,777

Supplemental Disclosure:
Income taxes paid	$76	$207

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

In the opinion of management, these Condensed Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments, including eliminations of material intercompany accounts and transactions) considered necessary for a fair statement of the results presented herein. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024.

2. Summary of Significant Accounting Policies

During the three and nine months ended September 30, 2024, there were no material changes to our significant accounting policies included in the 2023 Annual Report. For additional information, refer to Note 2 to the audited Consolidated Financial Statements in the 2023 Annual Report.

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

We performed an assessment to determine if there were any indicators of impairment as a result of the operating conditions resulting as of the periods ended September 30, 2024 and December 31, 2023. We concluded that, while there were events and circumstances in the macro-environment that did impact us, we did not experience any entity-specific indicators of asset impairment and no triggering events occurred.

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

The Electronic Instruments and Merchant Investment segments are allocated overhead expenses based on each segment's assets as a percentage of total assets.

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

The following tables presents LGL Group's operations by segment:

	Three Months Ended September 30, 2024
	Electronic Instruments	Merchant Investment	Corporate	Consolidated
Revenues:
Net sales	$650	$—	$—	$650
Net investment income	—	318	213	531
Net (losses) gains	—	—	(2)	(2)
Total revenues	650	318	211	1,179
Expenses:
Manufacturing cost of sales	368	—	—	368
Engineering, selling and administrative	238	90	345	673
Total expenses	606	90	345	1,041
Income (loss) from continuing operations before income taxes	44	228	(134)	138
Income tax expense	—	—	48	48
Net income (loss) from continuing operations	44	228	(182)	90
Income (loss) from discontinued operations, net of tax	—	—	—	—
Net income (loss)	44	228	(182)	90
Less: Net income attributable to non-controlling interests	—	18	—	18
Net income (loss) attributable to LGL Group common stockholders	$44	$210	$(182)	$72

	Three Months Ended September 30, 2023
	Electronic Instruments	Merchant Investment	Corporate	Consolidated
Revenues:
Net sales	$438	$—	$—	$438
Net investment income	—	287	257	544
Net (losses) gains	—	—	(4)	(4)
Total revenues	438	287	253	978
Expenses:
Manufacturing cost of sales	195	—	—	195
Engineering, selling and administrative	173	64	347	584
Total expenses	368	64	347	779
Income (loss) from continuing operations before income taxes	70	223	(94)	199
Income tax expense (benefit)	—	—	69	69
Net income (loss) from continuing operations	70	223	(163)	130
Income (loss) from discontinued operations, net of tax	—	—	—	—
Net income (loss)	70	223	(163)	130
Less: Net income attributable to non-controlling interests	—	22	—	22
Net income (loss) attributable to LGL Group common stockholders	$70	$201	$(163)	$108

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

	Nine Months Ended September 30, 2024
	Electronic Instruments	Merchant Investment	Corporate	Consolidated
Revenues:
Net sales	$1,573	$—	$—	$1,573
Net investment income	—	922	646	1,568
Net (losses) gains	—	—	(6)	(6)
Total revenues	1,573	922	640	3,135
Expenses:
Manufacturing cost of sales	786	—	—	786
Engineering, selling and administrative	667	217	1,011	1,895
Total expenses	1,453	217	1,011	2,681
Income (loss) from continuing operations before income taxes	120	705	(371)	454
Income tax expense	—	—	160	160
Net income (loss) from continuing operations	120	705	(531)	294
Income (loss) from discontinued operations, net of tax	—	—	—	—
Net income (loss)	120	705	(531)	294
Less: Net income attributable to non-controlling interests	—	64	—	64
Net income (loss) attributable to LGL Group common stockholders	$120	$641	$(531)	$230

	Nine Months Ended September 30, 2023
	Electronic Instruments	Merchant Investment	Corporate	Consolidated
Revenues:
Net sales	$1,282	$—	$—	$1,282
Net investment income	—	542	475	1,017
Net (losses) gains	—	—	384	384
Total revenues	1,282	542	859	2,683
Expenses:
Manufacturing cost of sales	595	—	—	595
Engineering, selling and administrative	523	152	1,096	1,771
Total expenses	1,118	152	1,096	2,366
Income (loss) from continuing operations before income taxes	164	390	(237)	317
Income tax expense	—	—	132	132
Net income (loss) from continuing operations	164	390	(369)	185
Income (loss) from discontinued operations, net of tax	—	—	(28)	(28)
Net income (loss)	164	390	(397)	157
Less: Net income attributable to non-controlling interests	—	22	—	22
Net income (loss) attributable to LGL Group common stockholders	$164	$368	$(397)	$135

The following table presents LGL Group's identifiable assets by segment:

	September 30, 2024	December 31, 2023
Electronic Instruments	$839	$843
Merchant Investment	24,439	23,530
Corporate	17,207	17,477
Total	$42,485	$41,850

The Company did not have any capital expenditures as of September 30, 2024 or December 31, 2023.

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

4. Investments

Marketable Securities

Details of marketable securities held as of September 30, 2024 or December 31, 2023 are as follows:

	September 30, 2024
			Cumulative
			Unrealized
	Fair Value	Basis	(Loss) Gain
Equity securities	$16	$34	$(18)
Total	$16	$34	$(18)

	December 31, 2023
			Cumulative
			Unrealized
	Fair Value	Basis	(Loss) Gain
Equity securities	$22	$34	$(12)
Total	$22	$34	$(12)

Net Investment Income

Net investment income represents income primarily from the following sources:

•	Income earned from investments in money market funds (recorded in Cash and cash equivalents)
•	Dividends received from Marketable securities
•	Income from unconsolidated or equity method investments

The following table presents the components of Net investment income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest on cash and cash equivalents	$531	$544	$1,568	$1,017
Net investment income	$531	$544	$1,568	$1,017

Net Gains (Losses)

Net gains and losses are determined by specific identification. The net realized gains and losses are generated primarily from the following sources:

•	Realized gains and losses from investments in Marketable securities
•	Changes in the fair value of investments in Marketable securities

The following table presents the components of Net gains (losses):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Marketable securities	$(2)	$(4)	$(6)	$384
Net (losses) gains	$(2)	$(4)	$(6)	$384

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of inputs used:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a)	$41,144	$—	$—	$41,144
Marketable securities:
Equity securities	16	—	—	16
Total marketable securities	16	—	—	16
Total	$41,160	$—	$—	$41,160

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a)	$40,229	$—	$—	$40,229
Marketable securities:
Equity securities	22	—	—	22
Total marketable securities	22	—	—	22
Total	$40,251	$—	$—	$40,251
(a)	As of September 30, 2024 and December 31, 2023, included investments in money market mutual funds managed or advised by GAMCO Investors, Inc.

There were no liabilities subject to fair value on a recurring basis as of September 30, 2024 or December 31, 2023.

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

Fair Value Measurements on a Non-Recurring Basis

The Company has other assets that may be subject to measurement at fair value on a non-recurring basis including goodwill and intangible assets and other long-lived assets. The Company reviews goodwill annually and the carrying value of long-lived assets whenever events and circumstances indicate that the carrying amounts of the assets may not be recoverable. If it is determined that the assets are impaired, the carrying value would be reduced to an estimated recoverable value. The Company's common stock warrants (as defined below) were measured at fair value as disclosed in Note 11 - Stockholders' Equity to the Consolidated Financial Statements in the 2023 Annual Report.

As of September 30, 2024 and December 31, 2023, the Company did not write down any assets to fair value.

Fair Value Information about Financial Instruments Not Measured at Fair Value

As of September 30, 2024 and December 31, 2023, the Company did have any assets or liabilities classified as financial instruments that were not measured at fair value.

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

Consolidated VIEs

The Company's only consolidated VIE is LGL Systems.

The following table summarizes the assets and liabilities of LGL Systems included in the Condensed Consolidated Balance Sheets:

	September 30, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$3,030	$2,932
Accounts receivable	14	14
Total current assets	3,044	2,946
Total assets	$3,044	$2,946

Total liabilities	$—	$—

As of September 30, 2024 and December 31, 2023, the non-controlling interests in LGL Systems was $1,984 and $1,920, respectively.

Unconsolidated VIEs

The Company's only unconsolidated VIE is LGL Nevada.

We calculate our maximum exposure to loss to be (i) the amount invested in the debt or equity of the VIE and (ii) other commitments and guarantees to the VIE.

	September 30, 2024	December 31, 2023
Total assets	$599	$588

Maximum exposure to loss:
On-balance sheet (a)	4	3
Off-balance sheet	—	—
Total	$4	$3
(a)	As of September 30, 2024 and December 31, 2023, our investment in LGL Nevada was recorded in Other assets in the Condensed Consolidated Balance Sheets.

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

The following tables summarize income and expenses from transactions with related parties for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024		2023
	Income	Expense	Income	Expense
GAMCO Investors, Inc.	$444	$—	$350	$—
M-tron Industries, Inc.	—	(15)	—	12
Total	$444	$(15)	$350	$12

	Nine Months Ended September 30,
	2024		2023
	Income	Expense	Income	Expense
GAMCO Investors, Inc.	$1,293	$—	$1,172	$—
M-tron Industries, Inc.	—	(44)	—	8
Total	$1,293	$(44)	$1,172	$8

The following table summarizes assets and liabilities with related parties as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
GAMCO Investors, Inc.	$33,931	$—	$32,568	$—
M-tron Industries, Inc.	—	34	—	—
Total	$33,931	$34	$32,568	$—

The material agreements whereby the Company generates revenues and expenses with affiliated entities are discussed below:

Investment Activity with GAMCO Investors, Inc.

Certain balances held and invested in various mutual funds are managed or advised by GAMCO Investors, Inc. or one of its subsidiaries (collectively, "GAMCO" or the "Fund Manager"), which is related to the Company through certain of our shareholders. All investments, including those in related party mutual funds, are overseen by the independent Investment Committee of the Board of Directors (the "Investment Committee"). The Investment Committee meets regularly to review the alternatives and has determined the current investments most reflect the Company's objective of lower cost, market return and adherence to having a larger proportion of underlying investments directly in United States Treasuries. For the three months ended September 30, 2024 and 2023, the Company paid the Fund Manager a fund management fee of approximately 8 basis points per annum of the asset balances under management. For the nine months ended September 30, 2024 and 2023, the Company paid the Fund Manager a fund management fee of approximately 8 basis points and 16 basis points per annum, respectively, of the asset balances under management. All fund management fees are not paid directly by the Company and are deducted prior to a fund striking its net asset value ("NAV").

As of September 30, 2024, the balance managed by the Fund Manager totaled $33,931, all of which was classified within Cash and cash equivalents on the Condensed Consolidated Balance Sheets. As of December 31, 2023, the balance managed by the Fund Manager totaled $32,568, all of which was classified within Cash and cash equivalents on the Condensed Consolidated Balance Sheets.

For the three months ended September 30, 2024, the Company earned income on its investments managed by the Fund Manager totaling $444, all of which was included in Net investment income on the Condensed Consolidated Statements of Operations. For the three months ended September 30, 2023, the Company earned income on its investments managed by the Fund Manager totaling $350, all of which was included in Net investment income on the Condensed Consolidated Statements of Operations.

For the nine months ended September 30, 2024, the Company earned income on its investments managed by the Fund Manager totaling $1,293, all of which was included in Net investment income on the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2023, the Company earned income on its investments managed by the Fund Manager totaling $1,172, of which $802 was included in Net investment income and $370 was included in Net (losses) gains on the Condensed Consolidated Statements of Operations.

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

For the three months ended September 30, 2024 and 2023, the Company paid MtronPTI $12 under the terms of the MtronPTI TSA, which were recorded in Engineering, selling and administrative on the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2024 and 2023, the Company paid MtronPTI $36, respectively, under the terms of the MtronPTI TSA, which were recorded in Engineering, selling and administrative on the Condensed Consolidated Statements of Operations.

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

For the three and nine months ended September 30, 2024 and 2023, no taxes related to the Distribution have been recorded in the Condensed Consolidated Financial Statements.

Other Transactions

LGL Group and MtronPTI have agreed to share salaries and benefits related to certain employees incurred by the Company. For the three and nine months ended September 30, 2024, MtronPTI reimbursed the Company $27 and $80, respectively, of the salaries and benefits of certain employees, which represents 50% of those costs and were recorded as a reduction to Engineering, selling and administrative on the Condensed Consolidated Statements of Operations.

LGL Group and MtronPTI agreed to share any excess Separation costs. Included in discontinued operations is $28, which represents 50% of the excess Separation costs incurred for nine months ended September 30, 2023.

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

The Company's effective tax rates on continuing operations for the three and nine months ended September 30, 2024 were 34.8% and 35.2%, respectively. The Company's effective tax rates on continuing operations for the three and nine months ended September 30, 2023 were 34.7% and 41.6%, respectively. The effective tax rates differed from the statutory tax rate of 21% primarily due to the impact of uncertain tax positions and state income taxes.

9. Stock-Based Compensation

Under the Company’s 2021 Incentive Plan (the "Plan"), and the prior 2011 Incentive Plan, as amended, stock-based compensation may be issued to employees and non-employee directors. As of September 30, 2024, 955,070 shares remained available for future issuance under the Plan.

The following table summarizes stock-based compensation expense, which includes expenses related to awards granted under the Plan for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Restricted stock awards	$9	$—	$27	$—
Total	$9	$—	$27	$—

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

Restricted Stock Awards

The following table summarizes restricted stock awards activity for the period indicated:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value
Balance as of December 31, 2023	20,118	$5.22	$105
Granted	—	—	—
Vested	—	—	—
Canceled	—	—	—
Balance as of September 30, 2024	20,118	$5.22	$105

10. Stockholders' Equity

Shares Outstanding

The following table presents a rollforward of outstanding shares for the periods indicated:

	Nine Months Ended September 30, 2024			Year Ended December 31, 2023
	Common Stock Issued	Held in Treasury	Common Stock Outstanding	Common Stock Issued	Held in Treasury	Common Stock Outstanding
Shares, beginning of year	5,454,639	(81,584)	5,373,055	5,434,521	(81,584)	5,352,937
Stock-based compensation	—	—	—	20,118	—	20,118
Shares, end of period	5,454,639	(81,584)	5,373,055	5,454,639	(81,584)	5,373,055

11. Earnings Per Share ("EPS")

The following table presents a reconciliation of Net income (loss) and shares used in calculating basis and diluted net income (loss) per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator for EPS:
Income from continuing operations	$90	$130	$294	$185
Less: Net income from continuing operations attributable to non-controlling interests	18	22	64	22
Income attributable to LGL Group common shareholders from continuing operations	72	108	230	163
Income (loss) from discontinued operations, net of tax	—	—	—	(28)
Net income attributable to LGL Group common stockholders	$72	$108	$230	$135

Denominator for EPS:
Weighted average common shares outstanding - basic	5,352,937	5,352,937	5,352,937	5,352,937
Dilutive effects (a):
Warrants	172,266	2,069	183,915	—
Restricted stock	6,766	—	6,943	—
Weighted average common shares outstanding - diluted	5,531,969	5,355,006	5,543,795	5,352,937

Income per common share attributable to LGL Group common stockholders:
Basic (b):
Income from continuing operations	$0.01	$0.02	$0.04	$0.03
Income (loss) from discontinued operations	—	—	—	(0.01)
Net income attributable to LGL Group common stockholders	$0.01	$0.02	$0.04	$0.03

Diluted (b):
Income from continuing operations	$0.01	$0.02	$0.04	$0.03
Income (loss) from discontinued operations	—	—	—	(0.01)
Net income attributable to LGL Group common stockholders	$0.01	$0.02	$0.04	$0.03
(a)

For the nine months ended September 30, 2023, weighted average shares used for calculating earnings per share excludes warrants to purchase 1,051,664 shares of common stock because the effect of including those common shares in the calculation would have been anti-dilutive.

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

The components of inventory as of September 30, 2024 and December 31, 2023 are summarized below:

	September 30, 2024	December 31, 2023
Raw materials	$411	$271
Work in process	14	9
Finished goods	4	—
Total gross inventory	429	280
Reserve for excess and obsolete inventory	(91)	(76)
Inventories, net	$338	$204

Intangible Assets, Net

The components of intangible assets as of September 30, 2024 and December 31, 2023 are summarized below:

	September 30, 2024	December 31, 2023
Intellectual property	$214	$214
Gross intangible assets	214	214
Less: Accumulated amortization	(173)	(157)
Intangible assets, net	$41	$57

14. Domestic and Foreign Revenues

Significant foreign revenues from operations (10% or more of foreign sales) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Spain	$230	$94	$334	$330
India	94	37	193	60
Australia	84	—	171	5
Romania	—	—	94	—
Canada	—	15	12	105
All other foreign countries	46	21	93	78
Total foreign revenues	$454	$167	$897	$578
Total domestic revenue	$196	$271	$676	$704

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

As of September 30, 2024, LGL Group had investments (classified within Cash and cash equivalents and Marketable securities) with a fair value of approximately $41.2 million, of which $24.3 million was held within the Merchant Investment business. The Company accounts for its Marketable securities under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 321, Investments - Equity Securities ("ASC 321") and as such, its Marketable securities are reported at fair value on its Condensed Consolidated Balance Sheets.

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

Market Conditions and Search Process

During the nine months ended September 30, 2024, mergers and acquisitions continued to be impacted by macroeconomic conditions such as higher borrowing costs, increased regulatory scrutiny, political uncertainty, and higher valuation expectations. The initial public offering ("IPO") market has been relatively weak with continued pressure on private equity sponsors to monetize their portfolio companies, which has improved the pace and quality of deal flow to our team.

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

Changing Interest Rates

The U.S. Federal Reserve raised the federal funds rate a total of four times throughout 2023, resulting in a range from 5.25% to 5.50% as of December 31, 2023. Through the date of filing of this Quarterly Report on Form 10-Q, the U.S. Federal Reserve decreased the federal funds rate twice totaling 75 basis points to a range of 4.50% to 4.75%. It is expected that the U.S. Federal Reserve will continue to decrease the federal funds rate during 2024 and 2025 to, among other things, control inflation; however, the timing of any future decreases remains unclear. If interest rates continue to decline, the returns generated by our investments in U.S. Treasuries could be adversely impacted.

Results of Operations - Consolidated

Three months ended September 30, 2024 compared to three months ended September 30, 2023

The following table presents our Condensed Statements of Operations for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Revenues:
Net sales	$650	$438	$212	48.4%
Net investment income	531	544	(13)	-2.4%
Net (losses) gains	(2)	(4)	2	-50.0%
Total revenues	1,179	978	201	20.6%
Expenses:
Manufacturing cost of sales	368	195	173	88.7%
Engineering, selling and administrative	673	584	89	15.2%
Total expenses	1,041	779	262	33.6%
Income from continuing operations before income taxes	138	199	(61)	-30.7%
Income tax expense (benefit)	48	69	(21)	-30.4%
Net income from continuing operations	90	130	(40)	-30.8%
Income (loss) from discontinued operations, net of tax	—	—	—	n/m
Net income	90	130	(40)	-30.8%
Less: Net income attributable to non-controlling interests	18	22	(4)	-18.2%
Net income attributable to LGL Group common stockholders	$72	$108	$(36)	-33.3%

Total Revenues

Total revenues increased $201, or 20.6%, from $978 for the three months ended September 30, 2023 to $1,179 for the three months ended September 30, 2024. The increase was primarily driven by a $212, or 48.4%, increase in Net sales from $438 for the three months ended September 30, 2023 to $650 for the three months ended September 30, 2024 primarily due to higher product shipments during Q3 2024.

Total Expenses

Total expenses increased $262, or 33.6%, from $779 for the three months ended September 30, 2023 to $1,041 for the three months ended September 30, 2024. The following items contributed to the overall increase:

•

a $173, or 88.7%, increase in Manufacturing cost of sales from $195 for the three months ended September 30, 2023 to $368 for the three months ended September 30, 2024 driven by sales of higher-cost products; and

•

a $89, or 15.2%, increase in Engineering, selling and administrative from $584 for the three months ended September 30, 2023 to $673 for the three months ended September 30, 2024 driven by changes in headcount and higher wages and benefits.

Gross Margin

Gross margin (Net sales less Manufacturing cost of sales as a percentage of Net sales) decreased 1,210 basis points from 55.5% for the three months ended September 30, 2023 to 43.4% for the three months ended September 30, 2024 reflecting sales of lower margin products.

Income Tax Expense

Income tax expense decreased $21, or 30.4%, from $69 for the three months ended September 30, 2023 to $48 for the three months ended September 30, 2024 primarily due to the increase in Income from continuing operations.

Net Income Attributable to Non-Controlling Interests

Net income attributable to non-controlling interests decreased $4, or 18.2%, from $22 for the three months ended September 30, 2023 to $18 for the three months ended September 30, 2024 primarily due to lower Net income from LGL Systems in 2024 than in 2023.

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023

The following table presents our Condensed Statements of Operations for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Revenues:
Net sales	$1,573	$1,282	$291	22.7%
Net investment income	1,568	1,017	551	54.2%
Net (losses) gains	(6)	384	(390)	-101.6%
Total revenues	3,135	2,683	452	16.8%
Expenses:
Manufacturing cost of sales	786	595	191	32.1%
Engineering, selling and administrative	1,895	1,771	124	7.0%
Total expenses	2,681	2,366	315	13.3%
Income from continuing operations before income taxes	454	317	137	43.2%
Income tax expense	160	132	28	21.2%
Net income from continuing operations	294	185	109	58.9%
Income (loss) from discontinued operations, net of tax	—	(28)	28	-100.0%
Net income	294	157	137	87.3%
Less: Net income attributable to non-controlling interests	64	22	42	190.9%
Net income attributable to LGL Group common stockholders	$230	$135	$95	70.4%

Total Revenues

Total revenues increased $452, or 16.8%, from $2,683 for the nine months ended September 30, 2023 to $3,135 for the nine months ended September 30, 2024. The following items contributed to the overall increase:

•	a $291, or 22.7%, increase in Net sales from $1,282 for the nine months ended September 30, 2023 to $1,573 for the nine months ended September 30, 2024 primarily due to higher product shipments; and
•

a $551, or 54.2%, increase in Net investment income from $1,017 for the nine months ended September 30, 2023 to $1,568 for the nine months ended September 30, 2024 primarily due to investments in higher yielding United States Treasury money market funds.

The increase was partially offset by a $390, or 101.6%, decrease in Net gains (losses) from $384 for the nine months ended September 30, 2023 to ($6) for the nine months ended September 30, 2024 primarily due to lower mark-to-market movements and no sales of Marketable securities.

Total Expenses

Total expenses increased $315, or 13.3%, from $2,366 for the nine months ended September 30, 2023 to $2,681 for the nine months ended September 30, 2024. The following items contributed to the overall increase:

•

a $191, or 32.1%, increase in Manufacturing cost of sales from $595 for the nine months ended September 30, 2023 to $786 for the nine months ended September 30, 2024 consistent with the overall growth in revenues and sales of higher-cost products during Q3 2024; and

•

a $124, or 7.0%, increase in Engineering, selling and administrative from $1,771 for the nine months ended September 30, 2023 to $1,895 for the nine months ended September 30, 2024 driven by changes in headcount and higher wages and benefits.

Gross Margin

Gross margin (Net sales less Manufacturing cost of sales as a percentage of Net sales) decreased 360 basis points from 53.6% for the nine months ended September 30, 2023 to 50.0% for the nine months ended September 30, 2024 reflecting sales of lower margin products.

Income Tax Expense

Income tax expense increased $28, or 21.2%, from $132 for the nine months ended September 30, 2023 to $160 for the nine months ended September 30, 2024 primarily due to the increase in Income from continuing operations.

Net Income Attributable to Non-Controlling Interests

Net income attributable to non-controlling interests increased $42, or 190.9%, from $22 for the nine months ended September 30, 2023 to $64 for the nine months ended September 30, 2024 primarily due to the consolidation of LGL Systems in June 2023, which has minority shareholders.

Backlog

As of September 30, 2024, our order backlog was $505, an increase of $362, or 253.1%, from $143 as of December 31, 2023 and an increase of $192, or 61.3%, from $313 as of September 30, 2023. The backlog of unfilled orders includes amounts based on signed contracts likely to be fulfilled largely in the next 12 months but usually will ship within the next 90 days. Order backlog is adjusted quarterly to reflect project cancellations, deferrals, and revised project scope and cost, if any.

Results of Operations - Operating Segments

Electronic Instruments

Three months ended September 30, 2024 compared to three months ended September 30, 2023

The following table presents income from continuing operations of our Electronic Instruments segment for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Revenues:
Net sales	$650	$438	$212	48.4%
Total revenues	650	438	212	48.4%
Expenses:
Manufacturing cost of sales	368	195	173	88.7%
Engineering, selling and administrative	238	173	65	37.6%
Total expenses	606	368	238	64.7%
Income from continuing operations before income taxes	$44	$70	$(26)	-37.1%

Income from Continuing Operations Before Income Taxes

Income from continuing operations before income taxes decreased $26, or 37.1%, from $70 for the three months ended September 30, 2023 to $44 for the three months ended September 30, 2024. The decrease: was primarily due to:

•	a $173, or 88.7%, increase in Manufacturing cost of sales driven by sales of lower margin products; and
•	a $65, or 37.6%, increase in Engineering, selling and administrative driven by higher wages and benefits.

The decrease was partially offset by a $212, or 48.4%, increase in Net sales reflecting higher product shipments during Q3 2024 and higher backlog as of June 30, 2024.

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023

The following table presents income from continuing operations of our Electronic Instruments segment for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Revenues:
Net sales	$1,573	$1,282	$291	22.7%
Total revenues	1,573	1,282	291	22.7%
Expenses:
Manufacturing cost of sales	786	595	191	32.1%
Engineering, selling and administrative	667	523	144	27.5%
Total expenses	1,453	1,118	335	30.0%
Income from continuing operations before income taxes	$120	$164	$(44)	-26.8%

Income from Continuing Operations Before Income Taxes

Income from continuing operations before income taxes decreased $44, or 26.8%, from $164 for the three months ended September 30, 2023 to $120 for the three months ended September 30, 2024. The decrease was primarily due to:

•	a $191, or 32.1%, increase in Manufacturing cost of sales consistent with the overall growth in revenues and sales of higher-cost products during Q3 2024; and
•	a $144, or 27.5%, increase in Engineering, selling and administrative driven by higher wages and benefits.

The decrease was partially offset by a $291, or 22.7%, increase in Net sales driven by operational efficiencies and higher product shipments.

Merchant Investment

Three months ended September 30, 2024 compared to three months ended September 30, 2023

The following table presents income from continuing operations of our Merchant Investment segment for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Revenues:
Net investment income	$318	$287	$31	10.8%
Total revenues	318	287	31	10.8%
Expenses:
Engineering, selling and administrative	90	64	26	40.6%
Total expenses	90	64	26	40.6%
Income from continuing operations before income taxes	$228	$223	$5	2.2%

Income from Continuing Operations Before Income Taxes

Income from continuing operations before income taxes increased $5, or 2.2%, from $223 for the three months ended September 30, 2023 to $228 for the three months ended September 30, 2024. The increase was primarily due to:

•	a $31, or 10.8%, increase in Net investment income driven by higher balances invested in United States Treasury money market funds in Q3 2024; and
•	a $26, or 40.6%, increase in Engineering, selling and administrative driven by lower administrative expenses.

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023

The following table presents income from continuing operations of our Merchant Investment segment for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Revenues:
Net investment income	$922	$542	$380	70.1%
Total revenues	922	542	380	70.1%
Expenses:
Engineering, selling and administrative	217	152	65	42.8%
Total expenses	217	152	65	42.8%
Income from continuing operations before income taxes	$705	$390	$315	80.8%

Income from Continuing Operations Before Income Taxes

Income from continuing operations before income taxes increased $315, or 80.8%, from $390 for the nine months ended September 30, 2023 to $705 for the nine months ended September 30, 2024. The increase was primarily due to a $380, or 70.1%, increase in Net investment income related to the commencement of operations of Lynch Capital International, LLC in June 2023 partially offset by a $65, or 42.8%, increase in Engineering, selling, and administrative driven by higher corporate-level expenses allocated to the Merchant Investment segment.

Corporate

Three months ended September 30, 2024 compared to three months ended September 30, 2023

The following table presents income from continuing operations of our Corporate segment for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Revenues:
Net investment income	$213	$257	$(44)	-17.1%
Net (losses) gains	(2)	(4)	2	-50.0%
Total revenues	211	253	(42)	-16.6%
Expenses:
Engineering, selling and administrative	345	347	(2)	-0.6%
Total expenses	345	347	(2)	-0.6%
Loss from continuing operations before income taxes	$(134)	$(94)	$(40)	42.6%

Loss from Continuing Operations Before Income Taxes

Loss from continuing operations before income taxes increased $40, or 42.6%, from $94 for the three months ended September 30, 2023 to $134 for the three months ended September 30, 2024. The increase was primarily due to a $44, or 17.1%, decrease in Net investment income reflecting lower balances invested in United States Treasury money market funds partially offset by a $2, or 0.6%, decrease in Engineering, selling and administrative related to changes in headcount and higher wages and benefits.

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023

The following table presents income from continuing operations of our Corporate segment for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Revenues:
Net investment income	$646	$475	$171	36.0%
Net (losses) gains	(6)	384	(390)	-101.6%
Total revenues	640	859	(219)	-25.5%
Expenses:
Engineering, selling and administrative	1,011	1,096	(85)	-7.8%
Total expenses	1,011	1,096	(85)	-7.8%
Loss from continuing operations before income taxes	$(371)	$(237)	$(134)	56.5%

Loss from Continuing Operations Before Income Taxes

Loss from continuing operations before income taxes increased $134, or 56.5%, from ($237) for the nine months ended September 30, 2023 to ($371) for the nine months ended September 30, 2024. The increase was primarily due to a $390, or 101.6%, decrease in Net (losses) gains as there were lower mark-to-market movements and sales of Marketable securities during the nine months ended September 30, 2024.

The increase was partially offset by:

•	a $171, or 36.0%, increase in Net investment income reflecting investments in higher yielding United States Treasury money market funds; and
•	a $85, or 7.8%, decrease in Engineering, selling and administrative reflecting lower accounting and other professional service fees as well as other administrative and corporate expenses.

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

As of September 30, 2024 and December 31, 2023, Cash and cash equivalents were $41,602 and $40,711, respectively.

Cash Flow Activity

The following table presents the cash flow activity for the periods indicated:

	As of September 30,
(in thousands)	2024	2023
Cash and cash equivalents, beginning of period	$40,711	$21,507
Cash provided by operating activities	891	454
Cash provided by investing activities	—	18,816
Net change in cash and cash equivalents	891	19,270
Cash and cash equivalents, end of period	$41,602	$40,777

Operating Activities

Cash provided by operating activities was $891 for the nine months ended September 30, 2024 compared to cash used in operating activities of $454 for the nine months ended September 30, 2023, an increase of $437, primarily due to a $390 decrease in Net gains (losses) from $384 for the nine months ended September 30, 2023 to ($6) for the nine months ended September 30, 2024 as there were lower mark-to-market movements and no sales of Marketable securities during the nine months ended September 30, 2024 partially offset by a $94 decrease in the net change in operating assets and liabilities from $617 for the nine months ended September 30, 2023 to $523 for the nine months ended September 30, 2024.

Our working capital metrics and ratios were as follows:

(in thousands)	September 30, 2024	December 31, 2023
Current assets	$42,274	$41,566
Less: Current liabilities	739	474
Working capital	$41,535	$41,092

Current ratio	57.2	87.7

Management continues to focus on efficiently managing working capital requirements to match operating activity levels and will seek to deploy the Company’s working capital where it will generate the greatest returns.

Investing Activities

Cash provided by investing activities was $0 for the nine months ended September 30, 2024 compared to cash provided by investing activities of $18,816 for the nine months ended September 30, 2023, a decrease of $18,816, primarily due to sales of IronNet, Inc. during the nine months ended September 30, 2023.

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

Contractual Obligations

As of September 30, 2024, there have been no material changes in our contractual obligations from December 31, 2023, a description of which may be found in Part II, Item 7. Management Discussion and Analysis - Liquidity and Capital Resources - Contractual Obligations in the 2023 Annual Report.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2024 was conducted under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2024, were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended September 30, 2024, none of our directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K of the Exchange Act.

Item 6.	Exhibits

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 (and are numbered in accordance with Item 601 of Regulation S-K):

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

THE LGL GROUP, INC. (Registrant)

November 13, 2024	By:	/s/ Timothy Foufas
TIMOTHY FOUFAS
Co-Chief Executive Officer (Principal Executive Officer)

November 13, 2024	By:	/s/ Christopher L. Nossokoff
CHRISTOPHER L. NOSSOKOFF
Vice President - Finance (Principal Financial Officer)