Form 10-K
period 2024-12-31
LGL GROUP INC
filed 2025-03-31
CIK 61004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant, based upon the $5.37 per share closing price of the registrant's common stock on June 30, 2024, the last business day of the registrant's most recently completed second fiscal quarter, was $16,622,513. Solely for the purpose of this calculation, shares held by directors and executive officers of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

The number of outstanding shares of the registrant's common stock was 5,373,055 as of March 14, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

None.

The LGL Group, Inc.

Form 10-K for the year ended December 31, 2024

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

LGL Group’s business strategy is primarily focused on growth through expanding new and existing operations across diversified industries. The Company has had a long history of owning and operating various businesses in the precision engineering, manufacturing and services sectors. As a holding company, we believe that the cash flow and asset coverage from our subsidiaries will allow us to maintain a strong balance sheet and ample liquidity over time. We seek to invest available cash and cash equivalents (which includes only investments in money market funds that are registered as management investment companies in reliance on Rule 2a-7 under the Investment Company Act of 1940, as amended (the "Investment Company Act")) and marketable securities in liquid investments with a view to enhancing returns as we continue to assess further acquisitions of, or investments in, operating businesses. As of December 31, 2024, we had Cash and cash equivalents and Marketable securities with a fair market value of approximately $41,602.

Our approach is to establish long term partnerships utilizing the resources of our organization to facilitate a full cycle of advice and investment to augment investments in conjunction with broader capital syndication. This approach allows for LGL Group to be creative and nimble with no pre-determined exit timetable. We focus on businesses with existing growth potential which through helping improve their capabilities, teaming up portfolio companies for strategic expansions and transforming the businesses through merger and acquisition opportunities.

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

This direct investment effort includes the development of various vehicles of designed to leverage the Company’s broad investment network. LGL Systems Acquisition Holding Company, LLC ("LGL Systems"), a partially owned subsidiary of the Company, serves as the sponsor of certain direct investing efforts. LGL Systems' first vehicle, LGL Systems Acquisition Corporation, was a special purpose acquisition company, commonly referred to as a "SPAC" or blank check company, formed for the purpose of effecting a business combination in the aerospace, defense and communications industries ("LGL I"). LGL I was a publicly traded company on the NYSE American under the ticker symbol "DFNS." In 2019, the Company invested $3.35 million in LGL Systems. LGL Systems held 20% of the total common shares (Class A and Class B) in LGL I along with 5,200,000 private warrants. LGL Systems and any related activity was accounted for under the equity method of accounting in the Company’s financial statements for the year ending December 31, 2023. However, beginning in June 2023, the Company consolidated LGL Systems as it was deemed to be the primary beneficiary.

Refer to Note 6 - Variable Interest Entities in the accompanying Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Report for further information.

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

•	Spinnaker continued deleveraging itself by buying back a significant amount of its senior debt at a gain.
2000	M-tron Industries, Inc. was preparing for an IPO, but was held back due to changing market conditions.
2001	Lynch spins off Morgan and Tremont Advisors to shareholders. Tremont later acquired by Oppenheimer.
2002	•	The Company sold its remaining stake in Spinnaker.
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

The Separation was achieved through LGL Group’s distribution (the "Distribution") of 100% of the shares of MtronPTI's common stock to holders of LGL's common stock as of the close of business on the record date of September 30, 2022. LGL Group's stockholders of record received one-half share of MtronPTI's common stock for every share of LGL Group's common stock. LGL Group retained no ownership interest in the MtronPTI business following the Separation.

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

As of December 31, 2024, LGL Group had investments (currently classified within Cash and cash equivalents and Marketable securities) with a fair value of $41,202, of which  $24,609 was held within the Merchant Investment business. The Company accounts for its Marketable securities under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 321, Investments - Equity Securities ("ASC 321"), and as such, its Marketable securities are reported at fair value on its Consolidated Balance Sheets.

Our Businesses

Electronic Instruments Segment

Overview

Our Electronics Instruments segment is comprised of PTF, which designs, manufactures, and markets for sale time and frequency instruments. The industries PTF serves include computer networking, satellite ground stations, electric utilities, broadcasting, telecommunication systems, and metrology. LGL Group acquired PTF in September 2016, reinforcing our position as a broad-based supplier of highly engineered products for the generation of time and frequency references for synchronization and control. Since its inception, PTF has developed a comprehensive portfolio of time and frequency instruments complemented by a wide range of ancillary products such as distribution amplifiers and redundancy auto switches. PTF is housed in a well-equipped, modern, facility and staffed by a highly dedicated and experienced team of time and frequency professionals.

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

PTF's Frequency and Time Reference Standards include quartz Frequency Standards, global positioning system ("GPS") / global navigation system ("GNS") Frequency and Time Standards and rubidium atomic Frequency Standards. The de facto standard for many highly demanding applications, such as satellite communications, is PTF's range of GPS/GNS disciplined quartz frequency and time standards. The MtronPTI high-quality quartz oscillators utilized within the PTF instruments deliver outstanding phase noise and short-term stability performance for applications where low noise is paramount. This outstanding short-term performance, coupled with the long-term stability and accuracy of the external GNS reference signals, which can be from GPS, Galileo, GLONASS or Quasi-Zenith Satellite System ("QZSS"), provides the user excellent all-around performance that is highly cost-effective.

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

The table below presents the concentration of the Company's customers for the year ended December 31, 2024:

	Revenue
(in thousands)	$	%
Customer 1	$310	13.9%
Customer 2	261	11.7%
Customer 3	219	9.8%
Customer 4	166	7.5%
Top 4 largest customers	956	43.0%
All other (a)	1,270	57.0%
Total sales	$2,226	100.0%
(a)	Comprised of approximately 38 customers

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

Product Development

For new products, we focus on developing products targeted at relatively new, albeit established, markets, minimizing the need for market pioneering and education. Currently, the signal distribution products, which represent approximately 40% of our Net sales, are undergoing a comprehensive upgrade to enhance their overall functionality and efficiency. This development integrates cutting-edge technology, ensuring the products remain competitive and meet the evolving needs of the industry. At the same time, the development reduces manufacturing costs through improved design ensuring cost-effective production while maintaining high quality standards. These advancements in the signal distribution products reflect a commitment to innovation and excellence, positioning the products at the forefront of the industry.

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

International Revenues

In 2024, our international revenues were $962, or 43.2%, of total sales compared to $675, or 39.1%, of total sales in 2023. In both 2024 and 2023, these revenues were derived primarily from customers in Europe and Canada. We avoid significant currency exchange risk by transacting and settling substantially all of our international sales in United States dollars.

Seasonality

Our business is not seasonal, although shipment schedules may be affected by the production schedules of our customers, or their contract manufacturers based on regional practices or customs.

Order Backlog

Our order backlog was $336 and $143 as of December 31, 2024 and 2023, respectively. The backlog of unfilled orders includes amounts based on purchase orders. Although backlog represents only firm orders that are considered likely to be fulfilled primarily within the 12 months following receipt of the order, cancellations or scope adjustments may and do occur.

Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost. We expect to fill substantially all of our 2024 order backlog in 2025, but cannot provide assurances as to what portion of the order backlog will be fulfilled in a given year.

Raw Materials

Generally, most raw materials used in the production of our products have been available in adequate supply from multiple sources, and their prices have remained relatively stable. However, the current implementation of tariffs could significantly impact the cost structure of manufacturing operations. These tariffs may lead to increased costs, eroding margins, which could lead to adjustments in pricing to maintain profitability.

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

Human Capital Management

As of December 31, 2024, the Company’s executives were based in Orlando, Florida; Greenwich, Connecticut; and Chicago, Illinois. We employed seven full-time manufacturing and engineering employees located in Wakefield, Massachusetts; two corporate and investment employees located in Greenwich, Connecticut; and one corporate and investment employee in Chicago, Illinois. The Company’s Controller is employed through certain service level agreements in place. None of the Company's employees are represented by a labor union and the Company considers its relationships with employees to be good.

We believe the Company's success depends on its ability to attract, develop, and retain key personnel. The skills, experience and industry knowledge of key members of our Board of Directors, employees, and contractors significantly benefit our operations and performance. The Company's Board of Directors and management oversee various employee and contractor initiatives.

Available Information

The Company’s Internet address is www.lglgroup.com. Information on or accessible through our website is not deemed to be incorporated into this Report. Website references in this Report are merely textual references. The Company makes available, free of charge through its website, copies of the Company’s Annual Reports on Form 10–K, Quarterly Reports on Form 10–Q, Current Reports on Form 8–K and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, as soon as reasonably practicable after those reports are filed with or furnished to the SEC. The contents of our website are not incorporated by reference into this Report or in any other report or document we file with the Securities and Exchange Commission (the "SEC"), and any references to our website are intended to be inactive textual references only.

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

•	The Merchant Investment business' investments are subject to numerous additional risks.

Risks Related to Our Business and Industry

•	Macroeconomic fluctuations may harm our business, results of operations and stock price.
•	Changes in United States trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition, and results of operations.
•	Inflation and changing interest rates may adversely affect our financial condition and results of operations.
•	We are currently dependent on a single line of manufacturing business.
•	Our financial results vary significantly from period to period.
•	Our order backlog may not be indicative of future revenues.
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

As of December 31, 2024, we had investments in Cash and cash equivalents and Marketable securities with a fair market value of $41,602, which may be accessed on short notice to satisfy our liquidity needs. However, if the investments experience negative performance, the value of these investments will be negatively impacted, which could have a material adverse effect on our operating results, cash flows and financial position.

Risks Relating to Our Merchant Investment Business

The Company has made and may make material investments in special purpose vehicles that may not be successful.

The Company has in the past and in the future may form SPVs to facilitate the acquisition of companies, which may be material to the Company. There is no assurance that such activity may occur, that the Company will have appropriate insurance for such an occurrence, or that its Board will endorse such activity. There is no assurance that any SPAC will be successful with IPO, that any SPAC or SPV will complete a business combination, or that any business combination will be successful. If invested, the Company can lose its entire investment in the SPAC if a business combination is not completed within 24 months of the SPAC’s IPO or if the business combination is not successful, which may adversely impact the Company’s stockholder value. If an investment is made through an SPV, the investment may not be successful, which could also impact the Company's stockholder value.

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

Our business, financial condition, operating results and cash flows may be adversely affected by changes in global economic conditions and geopolitical risks, including credit market conditions, trade policies, tariffs, levels of consumer and business confidence, commodity prices and availability, inflationary pressure, exchange rates, levels of government spending and deficits, political conditions, global pandemics, and other challenges that could affect the global economy including impacts associated with the continuing developments in the Russian war against Ukraine, sanctions which have been announced by the United States and other countries against Russia, conflicts in Israel and the Middle East, and attacks on cargo ships in the Red Sea, which have caused significant uncertainty, adding to continuing concerns about global trade flows, supply chain disruptions, higher transportation costs, higher inflation and increases in interest rates in the markets in which we operate. These economic and geopolitical conditions could affect businesses such as ours in a number of ways. Such conditions could have an adverse impact on our flexibility to react to changing economic and business conditions and on our ability to fund our operations. In addition, restrictions on credit availability could adversely affect the ability of our customers to make payments. Similarly, credit restrictions may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress.

Changes in United States trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition, and results of operations.

During the first Trump Administration from 2017 to 2021, certain tariffs and retaliatory tariffs, as well as other trade restrictions, were imposed on various products and materials. President Trump again has signaled that his new Administration will impose tariffs and retaliatory tariffs against U.S. trading partners. During his election campaign, President Trump indicated that he would impose a 25% tariff against all goods imported from Canada and Mexico, a 60% tariff on goods from China, and a blanket tariff of 10% to 20% on other imports to the U.S. On February 1, 2025, President Trump issued an Executive Order imposing tariffs at various levels on imports from Canada, Mexico, and China. The newly imposed tariffs have resulted in immediate threats of retaliatory tariffs against U.S. goods and resulted in discussions with the countries which have delayed many of the U.S. imposed tariffs while discussion with each trading partner continue.

The above and other potential tariffs and trade restrictions may cause the prices of our vendors' products to increase, which could reduce demand for such products, or reduce our vendors' margins, and adversely impact their revenues, financial results, and ability to service debt. This in turn could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, our results of operations and financial condition could be materially and adversely impacted in the future. At this time, it remains unclear what the U.S. government or foreign governments will or will not do with respect to additional tariffs that may be imposed or international trade agreements and policies.

Inflation and changing interest rates may adversely affect our financial condition and results of operations.

Inflation in the United States decreased from 6.5% as of December 31, 2023 to 2.9% as of December 31, 2024, which is still above the U.S. Federal Reserve's long-term target of 2.0%. Inflation is expected to remain elevated in 2025 and the continued higher inflation may have an adverse impact on our Manufacturing cost of sales along with Engineering, selling and administrative expenses, as these costs could increase at a rate higher than our revenue.

The U.S. Federal Reserve decreased the federal funds rate a total of three times throughout 2024, resulting in a range from 4.25% to 4.50% as of December 31, 2024. However, it is expected that the U.S. Federal Reserve will continue to decrease the federal funds rate steady during 2025 to, among other things, control inflation. If interest rates continue to decline, the returns generated by our investments in U.S. Treasuries could be adversely impacted.

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

For the years ended December 31, 2024 and 2023, we had net income of approximately $432 and $269, respectively. This fluctuation was a result of higher Net sales and Net investment income partially offset by higher expenses. Our operating income was derived from PTF, whose future rate of growth and profitability are highly dependent on the development and growth of demand for our products in the communications, networking, aerospace, defense, instrumentation and industrial markets, which can be cyclical, as well as net investment income from investments held by the Company. We cannot be certain whether we will generate sufficient revenues or sufficiently manage expenses to sustain profitability. Further, our returns on our cash and investments may not be sufficient to cover operating losses from PTF.

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

In 2024 and 2023, the majority of our revenues were derived from sales to manufacturers of equipment for the defense, aerospace, instrumentation and industrial markets for frequency and timing synchronization instruments and peripheral equipment, including indirect sales through distributors. During 2025, we expect a significant portion of our revenues to continue to be derived from sales to these manufacturers. Often OEMs and other service providers within these markets have experienced periods of capacity shortage and periods of excess capacity, as well as periods of either high or low demand for their products. In periods of excess capacity or low demand, purchases of capital equipment may be curtailed, including equipment that incorporates our products. A reduction in demand for the manufacture and purchase of equipment for these markets, whether due to cyclical, macroeconomic or other factors, or due to our reduced ability to compete based on cost or technical factors, could substantially reduce our net sales and operating results and adversely affect our financial condition. Moreover, if these markets fail to grow as expected, we may be unable to maintain or grow our revenues. The multiple variables which affect the communications, networking, aerospace, defense, instrumentation and industrial markets for our products, as well as the number of parties involved in the supply chain and manufacturing process, can impact inventory levels and lead to supply chain inefficiencies. As a result of these complexities, we have limited visibility to forecast revenue projections accurately for the near and medium-term timeframes.

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

A significant percentage of our sales has been, and is expected to be, concentrated among a relatively small number of customers. In 2024, the Company’s two largest customers accounted for $310, or 13.9%, and $261, or 11.7%, respectively, of the Company’s Net sales. In 2023, the Company’s two largest customers accounted for $399, or 23.1%, and $236, or 13.7%, respectively, of the Company’s Net sales. We anticipate that this concentration of sales among these customers will continue in the future. The loss of a significant customer, changes in customer buying behaviors or a substantial decrease in sales to such a customer could have a material adverse effect on our sales and operating results. In addition, any consolidation among our key customers may further increase our customer concentration risk.

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

Any transactions that we are able to identify and complete may involve a number of risks, including:

•	The diversion of our management’s attention from the management of our existing business to the integration of the operations and personnel of the acquired or combined business or joint venture;
•	Material business risks not identified in due diligence;
•	Possible adverse effects on our operating results during the integration process;
•	Substantial acquisition-related expenses, which would reduce our net income, if any, in future years;
•	The loss of key employees and customers as a result of changes in management; and
•	Our possible inability to achieve the intended objectives of the transaction.

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

From January 1, 2024 through December 31, 2024, the high and low closing prices for our common stock were $6.58 and $5.05, respectively. There is a limited public market for our common stock, and we cannot provide assurances that a more active trading market will develop or be sustained. As a result of limited trading volume in our common stock, the purchase or sale of a relatively small number of shares could result in significant price fluctuations and it may be difficult for holders to sell their shares without depressing the market price for our common stock.

Additionally, the market price of our common stock may continue to fluctuate significantly in response to a number of factors, some of which are beyond our control, including the following:

•	General economic conditions affecting the availability of long-term or short-term credit facilities, the purchasing and payment patterns of our customers, or the requirements imposed by our suppliers;
•	Economic conditions in our industry and in the industries of our customers and suppliers;
•	Changes in financial estimates or investment recommendations by securities analysts relating to our common stock;
•	Market reaction to our reported financial results;
•	Loss of a major customer;
•	Announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and
•	Changes in key personnel.

Our officers, directors and 10% or greater stockholders have significant voting power and may vote their shares in a manner that is not in the best interest of other stockholders.

Our officers, directors and 10% or greater stockholders control approximately 37.3% of the voting power represented by our outstanding shares of common stock as of March 14, 2025.

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

The warrants to purchase shares of our common stock are "European style warrants." Before the Separation, the warrants had an exercise price of $12.50 per share and only become exercisable on the earlier of (i) the expiration date, November 16, 2025, and (ii) such date that the 30-day volume weighted average price per share ("VWAP") of our common stock was greater than or equal to $17.50. Subsequent to the Separation, the warrant exercise price of $12.50 was adjusted to $4.75, and the warrant trigger price for potential acceleration of the exercise date of $17.50 was adjusted to $6.65. The previously announced distribution of MtronPTI shares under the Separation was a qualifying dilutive event that required an adjustment under Section 10 of the warrant agreement, with the exercise price of the warrants and the trigger price for the potential acceleration of the exercise date for its warrants adjusted using the calculation provided within the warrant agreement.

The warrants became exercisable on March 4, 2025, and may be exercised in accordance with the terms of the warrant agreement until their expiration.

This exercise price does not necessarily bear any relationship to established criteria for valuation of our common stock, such as book value per share, cash flows, or earnings; and the holder of such warrant should not consider this exercise price as an indication of the current or future market price of our common stock. There can be no assurance that the market price of our common stock will exceed $4.75 per share on November 16, 2025, the expiration date of the warrants, or at any other time the warrants may be exercised prior to such date. If the market price of our common stock on such date does not exceed $4.75 per share, the warrants will be of no value.

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

As a result of the Separation, Marc Gabelli serves as special advisor to the Chairman of the Board of Directors of MtronPTI and serves as Chairman of the Board of Directors and co-Chief Executive Officer of the Company. Such dual roles could create, or appear to create, potential conflicts of interest when the Company and MtronPTI’s officers and directors face decisions that could have different implications for the two companies.

In addition, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between the Company and MtronPTI regarding the terms of the agreements governing the separation and the relationship thereafter between the companies.

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

Cybersecurity risk management is an integral part of our overall risk management efforts. The Company has chosen the National Institute of Standards ("NIST") for its base framework. Controls in the NIST SP 800-53 catalog have been tailored based on inheritance from MtronPTI controls, internally determined information technology ("IT") general controls and industry best practices to create a balanced approach to protecting the confidentiality, integrity, and availability of our systems. We also seek to mitigate risk and manage any residual financial risk through a robust cyber insurance policy.

The Board of Directors has ultimate oversight of the Company's risk management. Pursuant to its charter, the Audit Committee of the Board of Directors has primary responsibility for the oversight of cybersecurity and information technology risks, and the Company's preparedness for these risks. The Audit Committee receives regular updates from our senior management and MtronPTI personnel (pursuant to the Transitional Administrative and Management Services Agreement between us and MtronPTI) on cybersecurity risk. The Company's cybersecurity incident response is overseen by MtronPTI's Director of IT, who is a member of MtronPTI's enterprise management team and also reports to the LGL Group Co-CEOs for all matters concerning LGL Group cybersecurity.

The Company performs risk assessments and reviews information on relevant internal and industry cybersecurity incidents. The Audit Committee is notified of any incidents which could materially affect us. These regular updates include topics related to cybersecurity practices, cyber risks, mitigation strategies, and other cybersecurity developments. Significant findings related to cybersecurity, data and technology risks or incidents are regularly reported to and discussed at the Board level.

MtronPTI's IT team operates an ISO 27001 certified Information Security Management System. MtronPTI's IT participates in several industry information sharing groups, including the Defense Industrial Base Cybersecurity Program and The Society of Industrial Security Professionals and has also fostered local contacts with the Federal Bureau of Investigations ("FBI") and local industry peers. The IT team monitors industry news daily and response to threat feeds from multiple sources. To further its cybersecurity efforts, MtronPTI partners with several external entities including:

•	A commercial threat feed integrated with its perimeter security devices in partnership with the Defense Cyber Crime Center;
•	A commercial Domain Name System ("DNS") security service integrated with perimeter security devices; and
•	A commercial email threat detection service including detonation chamber services.

All LGL Group users with both email and enterprise resource planning ("ERP") system access are provided quarterly and annual cyber security training and participate in bi-weekly phishing tests to maintain continuous awareness of threats. Access to the Company's ERP system is limited by a second layer of access approval and authorization.

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

The Company’s principal executive offices are located in Orlando, Florida and services are provided to LGL Group by MtronPTI staff under the Amended and Restated Transitional Administrative and Management Services Agreement with MtronPTI. PTF’s operations, which comprise our Electronic Instruments segment, are located in Wakefield, Massachusetts, where PTF leases approximately 3,600 square feet of office and manufacturing space.

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

Market for Common Equity

Our common stock and warrants are traded on the NYSE American, under the symbols "LGL" and "LGL WS," respectively.

Holders of Common Stock and Warrants

As of March 14, 2025, we had approximately 1,270 holders of record of our common stock and approximately 740 holders of record of our warrants. The actual number of holders of common stock and warrants is greater than this number of record holders, and includes holders who are beneficial owners, but whose shares or warrants are held in street name by brokers and other nominees. This number of holders of record also does not include holders whose shares or warrants may be held in trust by other entities.

Recent Sales of Unregistered Securities

The Company did not sell any equity securities during the three months and year ended December 31, 2024 that were not registered under the Securities Act.

Purchases of Equity Securities by the Issuer or Affiliated Purchaser

The following table sets forth information with respective to shares of common equity purchased by the Company during the three months ended December 31, 2024:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet to be Purchased Under the Plan or Programs
October 1, 2024 - October 31, 2024	—	$—	—	458,416
November 1, 2024 - November 30, 2024	—	—	—	458,416
December 1, 2024 - December 31, 2024	—	—	—	458,416
Total	—		—
(1)

On August 29, 2011, our Board increased the total number of shares authorized for repurchase under the Company’s existing share repurchase program to 797,491 shares, of which 540,000 shares were available to be repurchased, at such times, amounts and prices as the Company shall deem appropriate. Subject to certain safe harbor rules, the timing, amounts, and manner in which the Company can repurchase shares is tied to prevailing trading volumes and other limitations, which includes a general limitation to 25% of the average daily trading volume based on the most recent prior four weeks. The share repurchase program has no time limits and may be suspended or discontinued at any time. As of December 31, 2024, the Company has repurchased a total of 81,584 shares of common stock under this program at a cost of $580, which shares are currently held in treasury.

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

Warrants

LGL Group has approximately 5.25 million "European Style" warrants outstanding, exercisable at a 5 for 1 ratio into LGL Group common stock. On March 6, 2025, we announced that the warrants became exercisable through November 16, 2025, the expiration date.

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

For  a discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022, refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024, which is available free of charge on the SEC's website at https://www.sec.gov and on our website at www.lglgroup.com.

Trends and Uncertainties

We are not aware of any material trends or uncertainties, other than the global economic conditions affecting our industry generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on our revenues or income other than those listed in Part I, Item 1A, Risk Factors, of this Report .

Changing Interest Rates

The U.S. Federal Reserve decreased the federal funds rate a total of three times throughout 2024, resulting in a range from 4.25% to 4.50% as of December 31, 2024. Through the date of filing of this Report, the U.S. Federal Reserve has maintained the federal funds rate between 4.25% to 4.50%. It is expected that the U.S. Federal Reserve will continue to decrease the federal funds rate during 2025 to, among other things, control inflation; however, the timing of any future changes remains unclear. If interest rates continue to decline, the returns generated by our investments in U.S. Treasuries could be adversely impacted.

Tariffs

The current U.S. federal administration has proposed or imposed tariffs on certain products entering the United States imported from other countries. Additionally, foreign governments have imposed retaliatory tariffs on products exported from the United States. The increase in tariffs could have an adverse impact on Manufacturing cost of goods as these costs could increase at a higher rate than our revenues. As a result, we may increase the prices we charge our customers.

Results of Operations - Consolidated

The following table presents our Consolidated Statements of Operations for the periods indicated:

	Year Ended December 31,
(in thousands, except share data)	2024	2023	$ Change	% Change
Revenues:
Net sales	$2,226	$1,728	$498	28.8%
Net investment income	2,071	1,566	505	32.2%
Net (losses) gains	(5)	384	(389)	-101.3%
Total revenues	4,292	3,678	614	16.7%
Expenses:
Manufacturing cost of sales	1,047	796	251	31.5%
Engineering, selling and administrative	2,546	2,236	310	13.9%
Total expenses	3,593	3,032	561	18.5%
Income from continuing operations before income tax expense	699	646	53	8.2%
Income tax expense	177	301	(124)	-41.2%
Net income from continuing operations	522	345	177	51.3%
Income (loss) from discontinued operations, net of tax	—	(28)	28	100.0%
Net income	522	317	205	64.7%
Less: Net income attributable to non-controlling interests	90	48	42	87.5%
Net income attributable to LGL Group common stockholders	$432	$269	$163	60.6%

2024 Compared to 2023

Total Revenues

Total revenues increased $614, or 16.7%, from $3,678 in 2023 to $4,292 in 2024. The following items contributed to the overall increase:

•	a $498, or 28.8%, increase in Net sales from $1,728 in 2023 to $2,226 in 2024 primarily due to additional contracts won within the Electronic Instruments segment; and
•

a $505, or 32.2%, increase in Net investment income from $1,566 in 2023 to $2,071 in 2024 primarily due to higher balances invested in United States Treasury money market funds within the Merchant Investment and Corporate segments.

The increase was partially offset by a $389, or 101.3%, decrease in Net gains (losses) from $384 in 2023 to ($5) in 2024 primarily due to mark-to-market movements on Marketable securities in 2024 versus realized gains on the related sales of mutual fund investments in 2023 within the Corporate segment.

Total Expenses

Total expenses increased $561, or 18.5%, from $3,032 in 2023 to $3,593 in 2024. The following items contributed to the overall increase:

•

a $251, or 31.5%, increase in Manufacturing cost of sales from $796 in 2023 to $1,047 in 2024 primarily due to several contracts with higher cost products within the Electronic Instruments segment; and

•

a $310, or 13.9%, increase in Engineering, selling and administrative from $2,236 in 2023 to $2,546 in 2024 primarily due to higher salaries, wages, and benefits within the Electronic Instruments and Corporate segments in 2024 compared to 2023.

Gross Margin

Gross margin (Net sales less Manufacturing cost of sales as a percentage of Net sales) decreased 90 basis points from 53.9% in 2023 to 53.0% in 2024 primarily due to several contracts with lower margin products within the Electronic Instruments segment.

Backlog

As of December 31, 2024, our order backlog was $336, a increase of $193, compared to $143 as of December 31, 2023 primarily due to the timing and size of orders. The backlog of unfilled orders includes amounts based on purchase orders, which we have determined are firm orders likely to be fulfilled primarily in the next 12 months.

Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any. We expect to fill a substantial portion of our order backlog as of December 31, 2024 in 2025, but cannot provide assurances as to what portion of the order backlog will be fulfilled in a given year.

Income Tax Expense

Income tax expense decreased $124, or 41.2%, from $301 in 2023 to $177 in 2024 primarily due to return-to-provision true ups in 2024 partially offset by the increase in Income from continuing operations discussed above.

Income from Discontinued Operations, Net of Tax

Income (loss) from discontinued operations increased $28, or 100.0%, from ($28) in 2023 to $0 in 2024 primarily due to Separation costs incurred 2023.

Net Income Attributable to Non-Controlling Interests

Net income attributable to non-controlling interests increased $42 from $48 in 2023 to $90 in 2024 primarily due to higher income from LGL Systems.

Results of Operations - Operating Segments

Electronic Instruments

The following table presents income from continuing operations of our Electronic Instruments segment for the periods indicated:

	Year Ended December 31,
(in thousands)	2024	2023
Revenues:
Net sales	$2,226	$1,728
Total revenues	2,226	1,728
Expenses:
Manufacturing cost of sales	1,047	796
Engineering, selling and administrative	936	780
Total expenses	1,983	1,576
Income from continuing operations before income taxes	$243	$152

2024 Compared to 2023

Income from Continuing Operations Before Income Taxes

Income from continuing operations before income taxes increased $91, or 59.9%, from $152 in 2023 to $243 in 2024. The increase was primarily driven by a $498, or 28.8%, increase in Net sales from $1,728 in 2023 to $2,226 in 2024 primarily due to additional contracts won in 2024.

The increase was partially offset by:

•	a $251, or 31.5%, increase in Manufacturing cost of sales from $796 in 2023 to $1,047 in 2024 primarily due to several contracts with higher cost products; and
•	a $156, or 20.0%, increase in Engineering, selling and administrative from $780 in 2023 to $936 in 2024 primarily due to higher salaries and benefits.

Merchant Investment

The following table presents income from continuing operations of our Merchant Investment segment for the periods indicated:

	Year Ended December 31,
(in thousands)	2024	2023
Revenues:
Net investment income	$1,228	$869
Total revenues	1,228	869
Expenses:
Engineering, selling and administrative	381	216
Total expenses	381	216
Income from continuing operations before income taxes	$847	$653

2024 Compared to 2023

Income from Continuing Operations Before Income Taxes

Income from continuing operations before income taxes increased $194 from $653 in 2023 to $847 in 2024 due to an increase in Net investment income driven by higher balances invested in United States Treasury money market funds in 2024 partially offset by higher corporate-level expenses allocated to the Merchant Investment segment.

Corporate

The following table presents income from continuing operations of Corporate for the periods indicated:

	Year Ended December 31,
(in thousands)	2024	2023
Revenues:
Net investment income	$843	$697
Net (losses) gains	(5)	384
Total revenues	838	1,081
Expenses:
Engineering, selling and administrative	1,229	1,240
Total expenses	1,229	1,240
Loss from continuing operations before income taxes	$(391)	$(159)

2024 Compared to 2023

Loss from Continuing Operations Before Income Taxes

Loss from continuing operations before income taxes increased $232, or 145.9%, from $159 in 2023 to $391 in 2024 primarily due to a $389, or 101.3%, decrease in Net gains (losses) from $384 in 2023 to ($5) in 2024 driven by mark-to-market movements on Marketable securities in 2024 versus realized gains on the related sales of mutual fund investments in 2023 partially offset by a $146, or 20.9%, increase in Net investment income from $697 in 2023 to $843 in 2024 driven by higher balances invested in United States Treasury money market funds.

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

As of December 31, 2024 and 2023, Cash and cash equivalents were $41,585 and $40,711, respectively.

Cash Flow Activity

The following table presents the cash flow activity for the periods indicated:

	As of December 31,
(in thousands)	2024	2023
Cash and cash equivalents, beginning of year	$40,711	$21,507
Cash provided by operating activities	874	385
Cash provided by investing activities	—	18,819
Net change in cash and cash equivalents	874	19,204
Cash and cash equivalents, end of year	$41,585	$40,711

Operating Activities

Cash provided by operating activities was $874 in 2024 compared to $385 in 2023, an increase of $489 primarily due to the following:

•	Net income increased $205 from $317 in 2023 to $522 in 2024; and
•	Net gains (losses) decreased $389 from $384 in 2023 to ($5) in 2024 related to mark-to-market movements on Marketable securities in 2024 versus realized gains from sales of mutual fund investments in 2023.

The increase was partially offset by:

•	Deferred income tax expense (benefit) decreased $26 from $82 in 2023 to $56 in 2024; and
•	Net change in operating assets and liabilities decreased $111 from $345 in 2023 to $234 in 2024.

Our working capital metrics and ratios were as follows:

	As of December 31,
(in thousands)	2024	2023
Current assets	$42,642	$41,566
Less: Current liabilities	904	474
Working capital	$41,738	$41,092

Current ratio	47.2	87.7

Management continues to focus on efficiently managing working capital requirements to match operating activity levels and will seek to deploy the Company’s working capital where it will generate the greatest returns.

Investing Activities

Cash provided by investing activities was $0 in 2024 compared to $18,819 in 2023, a decrease of $18,819 primarily due to the sale of the Company's investments in marketable securities, including IrontNet, Inc. and mutual fund investments during Q1 and Q2 2023 at a gain as well as the consolidation of non-controlling interests related to LGL Systems Acquisition Holding Company, LLC.

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

Contractual Obligations

The following table summarizes contractual obligations in total, and by remaining maturity:

		Payments due by Period
(in thousands)	Total Payments	2025	2026	2027	2028	2029
Leases	$380	$76	$76	$76	$76	$76
Total	$380	$76	$76	$76	$76	$76

Leases

Leases relate to our Electronic Instruments business and represent the future minimum lease payments under our operating leases. We believe that the Electronic Instruments business maintain adequate financial resources to meet the actual required payments under these obligations.

Completion of Spin-Off of MtronPTI from LGL Group

On October 7, 2022 (the "Distribution Date"), at 12:01 a.m. Eastern Time, the spin-off of MtronPTI was completed (the "Spin-off" or the "Separation"). The Separation of MtronPTI was achieved through LGL’s distribution of 100% of the shares of MtronPTI common stock to holders of LGL common stock as of the close of business on the record date of September 30, 2022. LGL stockholders of record received one-half share of MtronPTI common stock for every share of LGL common stock. Following the Distribution, MtronPTI became an independent, publicly traded company with its common stock listed under the symbol "MPTI" on the NYSE American, and LGL retained no ownership interest in MtronPTI.

In connection with the Separation, MtronPTI entered into several agreements with LGL that, among other things, effect the Separation and provide a framework for its relationship with LGL after the Separation, including (i) an Amended and Restated Separation and Distribution Agreement which provides for, among other things, the mechanics for effecting the Distribution as well as certain ongoing responsibilities of MtronPTI and LGL subsequent to the Distribution, (ii) an Amended and Restated Transitional Administrative and Management Services Agreement with MtronPTI, which, among other things, specifies that LGL will provide MtronPTI, and MtronPTI will provide LGL, with certain administrative and management services, and (iii) an Amended and Restated Tax Indemnity and Sharing Agreement, which, among other things, contains certain agreements and covenants related to tax matters involving LGL and MtronPTI and covers time periods before and after the Distribution. For more information regarding the agreements entered into in connection with the Distribution, please refer to MtronPTI's registration statement on Form 10, as amended, and filed on August 19, 2022 with the SEC, and the Information Statement contained therein.

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

See the financial statements included at the end of this Report beginning on page 47.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Vice President - Finance, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President - Finance, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on this evaluation, LGL Group's Chief Executive Officer and Vice President - Finance concluded that our disclosure controls and procedures, as of December 31, 2024, were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

LGL Group management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. LGL Group's internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and Vice President - Finance, and with the participation of our management designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of LGL Group's financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets of the Company that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our Chief Executive Officer and Vice President - Finance, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on the results of our evaluation, our management has concluded that our internal controls over financial reporting were effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Insider Trading Arrangements

During the three months ended December 31, 2024, none of the Company's directors or executive officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

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

Directors

The following table sets forth information regarding our directors as of December 31, 2024, including their business experience for the past five years (and, in some instances, for prior years) and their specific experience, qualifications, attributes or skills that led to the conclusion that they should serve as directors. All such information has been furnished to us by our directors.

Name	Age	Director Since	Offices and Positions Held with the Company, Business Experience and Principal Occupation for the Last Five Years, and Directorships in Public Corporations and Investment Companies
Kaan Aslansan	51	2023

Mr. Aslansan currently serves Co-President at SOL Investment Group (2021 to present), a software services investment management services provider. Previously, Mr. Aslansan served as Senior Advisor - Corporate Transformation Services at Alvarez and Marsal Holdings, LLC (2021 to 2025), a restructuring, advisory, and consulting services firm, Managing Director - Corporate Transformation Services at Alvarez and Marsal Holdings, LLC (2018 to 2021), and Co-Founder and Managing Director at Optimity Advisors (2009 - 2018), a global consulting services company for the media & entertainment, financial services, insurance, and healthcare industries.

Mr. Aslansan holds a Bachelor of Science in Management Information Systems from Rensselaer Polytechnic Institute.

Darlene DeRemer	69	2023

Ms. DeRemer currently serves as Advisory Partner at Grail Partners LLC (2019 to present), an investment banking and merchant bank focused on the financial services industry. Previously, Ms. DeRemer served as Managing Partner at Grail Partners LLC (2005 to 2019). Ms. DeRemer also serves on the Board of Trustees of Syracuse University.

Additionally, Ms. DeRemer currently serves on the Board of Directors of Teton Advisors, Inc. (2023 to present); VALIC Company I (2022 to present); and ARK ETF Trust (2014 to present). Previously, Ms. DeRemer served on the Board of Directors of Alpha Healthcare Acquisition Corp. III (2021 to 2023); Confluence Technologies, Inc. (2018 to 2021); and United Capital Wealth Advisors (2008 to 2019).

Ms. DeRemer holds a Bachelor of Science in Finance and Marketing and a Master of Business Administration from Syracuse University.

Michael J. Ferrantino, Jr.	53	2019

Mr. Ferrantino previously served as Chief Executive Officer of M-tron Industries, Inc. (2022 to 2025), a company engaged in the design, manufacturing, and marketing of highly engineered, high reliability frequency and spectrum control products; Co-Chief Executive Officer of The LGL Group, Inc. (2021 to 2023); Chief Executive Officer of InterEx, Inc. (2015 to 2022), a full-service company specializing in the design, fabrication, management and service of custom exhibit spaces for the trade show, retain and museum markets; Vice President of CTS Corporation (2012 - 2014), a leading designer and manufacturer of electronic components and sensors; and held various positions at Valpey Fisher Corporation, including Chief Executive Officer (2002 to 2012), a company specializing in the marketing, design, and manufacture of high-accuracy frequency control subsystems used in digital and optical telecommunications systems.

Additionally, Mr. Ferrantino currently serves on the Board of Directors The Gabelli ETFs Trust (2021 to present); The Gabelli Equity Trust, Inc. (2017 to present); and The Gabelli Utility Trust (2017 to present). Previously, Mr. Ferrantino served on the Board of Directors of M-tron Industries, Inc. (2022 to 2025); LGL Systems Acquisition Corp. (2019 to 2021) and Valpey Fisher Corporation (2009 to 2012).

Mr. Ferrantino holds a Bachelor of Science in Engineering from Renssalaer Polytechnic Institute and a Master of Business Administration from Loyola University.

Timothy Foufas	56	2007

Mr. Foufas currently serves as Co-Chief Executive Officer of The LGL Group, Inc. (2023 to present); Co-President of PMV Consumer Acquisition Corp., Inc. (2021 to present), a special purpose acquisition company; and Managing Partner of Plato Foufas & Co. LLC (2005 to present), a financial services company. Previously. Mr. Foufas served as Vice President and Chief Operating Officer of LGL Systems Acquisition Corp. (2019 to 2021), a special purpose acquisition company; Chief Executive Officer of LGL Systems Acquisition Corp. (2019); President of Levalon Properties LLC (2007 to 2018), a real estate property management company); Senior Vice President of Bayshore Management Co. (2005 to 2006), a real estate property management company; and Director of Investments of Liam Ventures Inc. (2000 to 2005), a private equity investment firm.

Previously, Mr. Foufas served on the Board of Directors ICTC Group, Inc. (2010 to 2013).

Mr. Foufas holds a Bachelor of Arts in History from Boston College and a Master of Business Administration from the Kellog Graduate School of Management at Northwestern University.

Name	Age	Director Since	Offices and Positions Held with the Company, Business Experience and Principal Occupation for the Last Five Years, and Directorships in Public Corporations and Investment Companies
Herve Francois	56	2023

Mr. Francois currently serves as Acquisition Manager of The DeRosa Group (2019 to present), a real estate investment firm; Partner of H&H Real Estate Group (2018 to present), a real estate investment firm); and Residential and Commercial Real Estate Investor of Innovative Realty Group, LLC (2017 to present), a real estate investment firm. Previously, Mr. Francois served as Managing Director - Equity Research Analyst and Managing Director - Head of New York Sales of B. Riley Financial (2013 to 2017), a financial services company; Executive Director - Head of Sales of Mizuho Securities USA Inc. (2010 to 2013), an investment bank; and Head of Sales of Merriman Curhan Ford & Co (2003 to 2010), a provider of capital market advisory and research, corporate, and investment banking services. As an analyst, Mr. Francois covered a broad number of technology stocks and received 3rd place in the stock picking category in The Wall Street Journal's "Best Analyst on The Street" for 2002.

Additionally, Mr. Francois currently serves on the Board of Directors of Teton Advisors, Inc. (2022 to present).

Mr. Francois holds a Bachelor of Arts in Economics from Boston College and a Master of Business Administration from Georgetown University.

Marc Gabelli	56	2004

Mr. Gabelli currently serves as Interim Chief Executive Officer of Teton Advisors, Inc. (2024 to present and 2021 to 2023), a mutual fund manager; Co-Chief Executive Officer of The LGL Group, Inc. (2022 to present); President and Managing Director, and Board member of GGCP, Inc. and subsidiaries (1999 to present and 1994 to present, respectively), an investment management firm with financial services subsidiaries; and President, Chief Executive Officer, and Portfolio Manager of Gabelli Securities International Ltd. (1994 to present), a manager of hedge fund portfolios. Previously, Mr. Gabelli served as Chief Executive Officer of LGL Systems Acquisition Corp. and President of Associated Capital Group, Inc. (2015 to 2016), an asset management firm.

Additionally, Mr. Gabelli currently serves on the Board of Directors of M-tron Industries, Inc. (2022 to present); Teton Advisors, Inc. (2019 to present); Associated Capital Group, Inc. (2017 to present); and Gabelli Merger Plus+ Trust Plc (2017 to present). Previously, Mr. Gabelli served on the Board of Directors of LGL Systems Acquisition Corp. (2019 to 2021) and GAMCO Investors, Inc. (2014 to 2016).

Mr. Gabelli holds a Bachelor of Arts in Economics from Boston College, a Master of Liberal Arts in Government from Harvard University, and a Master of Business Administration from the Massachusetts Institute of Technology.

Manjit Kalha	49	2011

Mr. Kalha currently serves as Executive Officer of Gabelli Merger Plus+ Trust Plc (2023 to present), a mutual fund; Vice President of Teton Advisors, Inc. (2022 to present); Executive Vice President - Finance of PMV Consumer Acquisition Corp, Inc. (2020 to present); Managing Director of Horizon Research Advisors (2012 to present), an investment management and research services firm; and Chief Executive Officer of Horizon AMC (2008 to present), an investment management and consulting services firm. Previously, Mr. Kalha served as Chief Executive Officer and Director of Jeet Associates Private Limited (2006 to 2024), a New Delhi, India-based consulting firm providing business strategy, finance, and taxation advisory services; and Chartered Accountant of Arthur Andersen India Private Limited (1996 to 1999), a professional services firm.

Mr. Kalha holds a Bachelor of Arts with honors in Economics from the University of Delhi (India) and a Master of Business Administration from the Massachusetts Institute of Technology. Mr. Kalha is also a Chartered Accountant.

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

Board Structure and Responsibilities

The Board is currently comprised of four independent directors and three directors who are not independent under the NYSE listing rules. During 2024, there were five meetings of the Board and all of our directors attended at least 75 percent of the total number of meetings of the Board and committees on which he or she served. Although there is no formal policy, all directors are encouraged to attend each annual meeting stockholders. All directors then standing for election attended the 2024 Annual Meeting.

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

The tables below reflect the current membership and the number of meetings held in 2024 for each committee. Messrs. Ferrantino, Foufas and Gabelli did not serve on any committee during 2024.

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

Meetings in 2024
6

The Board has determined that (i) each member of the Audit Committee meets all independence and financial literacy requirements applicable to audit committees under the NYSE listing standards and applicable regulations adopted by the SEC and (ii) Messrs. Aslansan, Francois, and Kalha and Ms. DeRemer are "audit committee financial experts" as that term is defined in the SEC's rules.

Compensation Committee

Members	Roles and Responsibilities
Manjit Kalha, Chair Kaan Aslansan Darlene DeRemer Herve Francois	The Compensation Committee discharges the Board's responsibilities regarding executive compensation, and its duties include the following:
	•	Evaluating the performance of the Co-CEOs;
	•	Reviewing the job performance of other senior executive officers with the Co-CEOs annually and recommending the compensation of the other senior executive officers;
	•	Granting equity incentive awards under the 2021 Incentive Plan;
	•	Assisting the Board in establishing and implementing an executive compensation policy that supports the Company's overall strategy and objectives, attracts and retains talent, and links total compensation to defined performance; and
	•	Making recommendations to the Board regarding the compensation of directors.

Although there were no formal meetings of the Compensation Committee, its members met informally throughout the year, including with management.

The Board has determined that each member of the Compensation Committee meets all independence requirements applicable to compensation committees under the NYSE listing standards.

Nominating Committee

Members	Roles and Responsibilities
Manjit Kalha, Chair Kaan Aslansan Darlene DeRemer Herve Francois	The Nominating Committee sets the tone for corporate governance, and its duties include the following:
	•	Establishing criteria and qualifications for Board membership, including standards for assessing independence;
	•	Continuing to identify individuals qualified to become Board members and make recommendations to the Board regarding proposed changes; and
	•	Overseeing the orientation of new directors and continuing education of directors.

Meetings in 2024
2

The Board has determined that each member of the Nominating Committee meets all independence requirements applicable to nominating committees under the NYSE listing standards.

Investment Committee

Members	Roles and Responsibilities
Manjit Kalha, Chair	The Investment Committee's duties include reviewing the Company's investment portfolio's exposure to investments in or managed by related parties.
Kaan Aslansan
Darlene DeRemer
Herve Francois

Meetings in 2024
3

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

Stockholder Communications

Stockholders may communicate with the Board, including the non-management directors, by sending an e-email to info@lglgroup.com or by sending a letter to the address below:

The LGL Group, Inc.

2525 Shader Road

Orlando, Florida 32804

Attention: Investor Relations

All such correspondence will be submitted to any specific director to whom the correspondence is directed.

Director Compensation

Non-Employee Director Compensation

Compensation Structure

In December 2023, the Compensation Committee recommended to, and the Board of Directors approved, a revised compensation structure for LGL Group's directors beginning in January 2024.

The following table describes the compensation structure for LGL Group's directors:

($)
Base Annual Retainer
Cash Retainer (1)	10,000
Restricted Stock Awards (2)	15,000

Per Meeting Cash Compensation
Board Meeting (in person)	2,000
Board Meeting (telephonic)	750
Committee Meetings	750

Annual Chairman Cash Retainer (1)	2,500

Annual Committee Chair Cash Retainers (1)
Audit Committee	2,000
Compensation Committee	1,000
Nominating Committee	1,000
(1)	Payable in four equal installments each quarter in arrears for service for the preceding quarter
(2)	Granted on March 25, 2025 with a three-year vesting

The following table sets forth information with respect to compensation earned by or awarded to each non-employee director who served on the Board during the fiscal year ended December 31, 2024:

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	Total ($)
Kaan Aslansan	21,500	—	21,500
Darlene DeRemer	20,750	—	20,750
Michael J. Ferrantino, Jr.	13,750	—	13,750
Herve Francois	21,500	—	21,500
Manjit Kalha	39,500	—	39,500
(1)	None of the non-employee directors received equity grants during the fiscal year ended December 31, 2024.

Executive Officers

The following table sets forth information regarding our executive officers as of December 31, 2024, including their business experience for the past five years and prior years.

Name	Age	Offices and Positions Held with the Company, Business Experience and Principal Occupation for the Last Five Years
Marc Gabelli	56	Additional biographical information regarding Mr. Gabelli is provided above, under "The LGL Group, Inc. Board of Directors - Directors"

Timothy Foufas	56	Additional biographical information regarding Mr. Foufas is provided above, under "The LGL Group, Inc. Board of Directors - Directors"

Linda Biles	62

Ms. Biles currently serves as Executive Vice President - Finance of M-tron Industries, Inc. (2024 to present) and Vice President & Controller of The LGL Group, Inc. (2020 to present). Previously, Ms. Biles served as Vice President & Controller of M-tron Industries, Inc. (2007 to 2024).

Ms. Biles holds a Bachelor of Science in Accounting from Canisius College.

Patrick Huvane	56

Mr. Huvane currently serves as Senior Vice President - Finance and Business Development of Associated Capital Group, Inc. (2021 to present); Executive Vice President - Business Development of The LGL Group, Inc. (2022 to present); and Chief Financial Officer of Teton Advisors, Inc. (2019 to present). Previously, Mr. Huvane served as Co-Chief Financial Officer of Associated Capital Group, Inc. (2022 to 2023); Senior Vice President - Business Development of The LGL Group, Inc (2019 to 2022); Vice President - Finance and Accounting of LGL Systems Acquisition Corp. (2019 to 2021); Chief Accounting Officer of Care Investment Trust LLC (2016 to 2018); and Chief Accounting Officer of Tiptree Inc. (2007 to 2016).

Mr. Huvane holds a Bachelor of Science in Accounting from Manhattan College and a Master of Business Administration from New York University.

Christopher L. Nossokoff	35

Mr. Nossokoff currently serves as Vice President - Finance of The LGL Group, Inc. (2023 to present) and Vice President - Finance of M-tron Industries, Inc. (2023 to present). Previously, Mr. Nossokoff served as Manager - Financial Due Diligence at PricewaterhouseCoopers LLP (2022 to 2023) and held various positions in the Assurance practice, including Manager and Senior Manager, at PricewaterhouseCoopers LLP (2016 to 2022).

Mr. Nossokoff holds a Bachelor of Science in Accounting from Clemson University and a Master of Science in Accounting from the Kelley School of Business at Indiana University.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors, and persons who beneficially own more than 10% of our equity securities registered pursuant to Section 12 of the Exchange Act, to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of the reports filed during 2024 and/or written representations from the reporting persons, we believe that, during our fiscal year ended December 31, 2024, all required Section 16(a) filings were timely and correctly made by reporting persons for 2024.

Hedging or Pledging of Stock

Although we have not adopted any practices or policies prohibiting hedging or pledging, we discourage our directors, executive officers, and employees from entering into hedging or pledging arrangements with respect to the Company's securities.

Insider Trading Policy

We have adopted an insider trading policy that governs the purchase, sale, and/or other dispositions of the Company's common stock or warrants by directors, officers, and employees. We believe our insider trading policies and procedures are reasonably designed to promote compliance with insider trading laws, rules, and regulations as well as the exchange listing standards applicable to us. Our insider trading policies and procedures prohibit our employees, directors, officers, and consultants from trading in our securities while in possession of material non-public information, among other things. Although this insider trading policy does not apply to the Company itself, it is the Company's policy to comply with all applicable securities and state laws when engaging in transactions in its own securities. The foregoing summary of our insider trading policies and procedures does not purport to be complete and is qualified by reference to our Insider Trading Policy, a copy of which can be found in Exhibit 19.1 to this Annual Report on Form 10-K.

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

Employment Agreements

None.

Executive Compensation Tables

Timothy Foufas has been our principal executive officer ("PEO") since August 2023. Prior to August 2023, Michael J. Ferrantino, Jr. was the PEO. The individuals comprising the Non-PEO Named Executive Officers ("NEOs") for each of the fiscal years ending December 31, 2024 and 2023 are listed below:

2024	2023
Marc Gabelli	Marc Gabelli
Patrick Huvane	Patrick Huvane
Christopher L. Nossokoff (1)	James W. Tivy
Linda Biles

(1)	Mr. Nossokoff was appointed principal financial officer on April 16, 2024

Summary Compensation Table

The following table sets forth information with respect to compensation earned by the Named Executive Officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)	All Other Compensation (2) ($)	Total ($)
Timothy Foufas (3)	2024	195,000	10,000	—	4,275	209,275
Co-Chief Executive Officer	2023	96,375	55,000	15,002	—	166,377
Marc Gabelli (4)	2024	115,500	30,000	—	—	145,500
Co-Chief Executive Officer	2023	20,250	—	15,002	—	35,252
Patrick Huvane	2024	50,000	5,000	—	—	55,000
Executive Vice President - Business Development	2023	50,000	—	—	—	50,000
Christopher L. Nossokoff (5)	2024	170,000	—	—	3,727	173,727
Vice President - Finance
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

(2)	Reflects employer contributions accrued or paid under The LGL Group, Inc. 401(k) Savings Plan.
(3)

Mr. Foufas was appointed Co-Chief Executive Officer on August 11, 2023. Prior to August 11, 2023, Mr. Foufas served only as a director. Includes compensation earned subsequent to Mr. Foufas' appointment as co-Chief Executive Officer on August 11, 2023. Prior to his appointment as Co-Chief Executive Officer, Mr. Foufas earned $20,625 in fees as a director in 2023.

(4)

Mr. Gabelli did not receive any compensation while serving as an officer of the Company in 2023. As a director, Mr. Gabelli earned $35,252, including $20,250 in cash fees and $15,002 of restricted stock awards, in 2023 and $15,500 in cash fees in 2024.

(5)	Mr. Nossokoff was appointed an officer of the Company on April 16, 2024.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the information with respect to outstanding equity awards held by our Named Executive Officers as of December 31, 2024:

		Stock Awards (1)
Name	Year Granted	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested (2) ($)
Timothy Foufas	2023	2,874	17,158
Marc Gabelli	2023	2,874	17,158
(1)	There are no LGL stock options held by any Named Executive Officers.
(2)	Market value is based on the closing price of our common stock on December 31, 2024 of $5.97 per share.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements) as of December 31, 2024:

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
(1)

The 2021 Incentive Plan was approved by our stockholders on December 28, 2021. 1,000,000 shares of common stock are authorized for issuance under the 2021 Incentive Plan. As of December 31, 2024, there were 20,118 restricted stock awards outstanding that were issued under the 2021 Incentive Plan.

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

Pay versus Performance Table

The following table sets forth information concerning the compensation of our PEO(s) and NEOs for each of the fiscal years ending December 31, 2024 and 2023:

Year	Summary Compensation Table Total for PEO (1) ($)	Compensation Actually Paid to PEO (2)(4) ($)	Average Summary Compensation Table Total for Non-PEO NEOs (3) ($)	Average Compensation Actually Paid to Non-PEO NEOs (2)(4) ($)	Value of Initial Fixed $100 Investment Based on Total Shareholder Return (5) ($)	Net Income (Loss) ($ in 000s)
2024	209,275	208,786	124,742	124,620	102.00	522
2023	209,629	214,343	12,500	13,104	104.91	317
(1)

The amounts shown for Summary Compensation Table Total for PEO are the amounts of total compensation reported for Mr. Foufas in 2024 and Mr. Foufas and Mr. Ferrantino in 2023 in the "Total" column of the Summary Compensation Table. Refer to the Summary Compensation Table on page 38 above.

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

(3)

The amounts shown for Average Summary Compensation Table Total for Non-PEO NEOs are the average amounts of total compensation reported for the Non-PEO Named Executive Officers for each corresponding year in the "Total" column of the Summary Compensation Table. Refer to the Summary Compensation Table on page 38 above. The individuals comprising the Non-PEO NEOS for each presented year are listed below:

2024 - Marc Gabelli, Patrick Huvane, and Christopher Nossokoff

2023 - Marc Gabelli, Patrick Huvane, James W. Tivy, and Linda Biles

(4)

Compensation Actually Paid reflects the exclusions and inclusions of certain amounts for the PEO and the Non-PEO NEOs as set forth below. Equity values are calculated in accordance with FASB ASC Topic 718. Amounts in the Exclusion of Stock Awards column are the totals from the "Stock Awards" column of the Summary Compensation Table. Refer to the Summary Compensation Table on page 38 above.

PEO	Summary Compensation Table Total ($)	Exclusion of Stock Awards ($)	Inclusion of Equity Values ($)	Compensation Actually Paid ($)
2024	209,275	—	(489)	208,786
2023	209,629	(30,004)	34,718	214,343

NEOs	Average Summary Compensation Table Total for Non-PEO NEOs ($)	Average Exclusion of Stock Awards for Non-PEO NEOs ($)	Inclusion of Equity Values for Non-PEO NEOs ($)	Compensation Actually Paid to Non-PEO NEOs ($)
2024	124,742	—	(122)	124,620
2023	12,500	(3,751)	4,354	13,104

The amounts in the Inclusion of Equity Values in the tables above are derived from the amounts set forth in the following tables:
PEO	Year-End Fair Value of Equity Awards Granted During Year That Remained Unvested as of Last Day of Year ($)	Change in Fair Value from Last Day of Prior Year to Last Day of Year of Unvested Equity Awards ($)	Vesting-Date Fair Value of Equity Awards Granted During Year that Vested During Year ($)	Change in Fair Value from Last Day of Prior Year to Vesting Date of Unvested Equity Awards that Vested During Year ($)	Fair Value at Last Day of Prior Year of Equity Awards Forfeited During Year ($)	Total - Inclusion of Equity Values ($)
2024	—	(489)	—	—	—	(489)
2023	34,718	—	—	—	—	34,718

NEOs	Average Year-End Fair Value of Equity Awards Granted During Year That Remained Unvested as of Last Day of Year for Non-PEO NEOs ($)	Average Change in Fair Value from Last Day of Prior Year to Last Day of Year of Unvested Equity Awards for Non-PEO NEOs ($)	Average Vesting-Date Fair Value of Equity Awards Granted During Year that Vested During Year for Non-PEO NEOs ($)	Average Change in Fair Value from Last Day of Prior Year to Vesting Date of Unvested Equity Awards that Vested During Year for Non-PEO NEOs ($)	Average Fair Value at Last Day of Prior Year of Equity Awards Forfeited During Year for Non-PEO NEOs ($)	Total - Average Inclusion of Equity Values for Non-PEO NEOs ($)
2024	—	(122)	—	—	—	(122)
2023	4,354	—	—	—	—	4,354

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

The following table sets forth information regarding the number of shares of our common stock beneficially owned on March 14, 2025, by:

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

	Common Stock Beneficially Owned (1)
Name and Address of Beneficial Owner	Shares		%
5% Stockholders:
Mario J. Gabelli	1,042,612	(2)	19.4
Bard Associates, Inc.	528,506	(3)	9.8
Directors and Named Executive Officers:
Marc Gabelli	847,757	(4)	15.8
Timothy Foufas	41,416		*
Michael J. Ferrantino, Jr.	29,595		*
Manjit Kalha	27,625		*
Linda Biles	8,820		*
Kaan Aslansan	2,874		*
Herve Francois	2,874		*
Darlene DeRemer	2,874		*
Patrick Huvane	—		*
Christopher L. Nossokoff	—		*
All executive officers and directors as a group (10 persons)	963,835		18.0
*	Less than 1% of outstanding shares.
(1)

The applicable percentage of ownership for each beneficial owner is based on 5,373,055 shares of common stock outstanding as of March 14, 2025. Shares of common stock issuable upon exercise of options, warrants or other rights beneficially owned that are exercisable within 60 days are deemed outstanding for the purpose of computing the percentage ownership of the person holding such securities and rights and all executive officers and directors as a group.

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

(3)

Based on information disclosed in a Schedule 13G/A filed with the SEC on May 1, 2024, by Bard Associates, Inc. ("Bard") reporting beneficial ownership as of December 31, 2023. Item 4 to this Schedule 13G/A provides details as to the voting and investment power of Bard as well as the right to acquire LGL common stock within 60 days. All information provided with respect to this entity is based solely on information set forth in the Schedule 13G/A. LGL Group takes no responsibility therefor and makes no representation as to its accuracy or completeness as of the date hereof or any subsequent date. Bard's business address is 135 South LaSalle Street, Suite 3700, Chicago, Illinois 60603.

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

Investment Activity with GAMCO Investors, Inc.

Certain cash equivalents and marketable securities held and invested in various mutual funds are managed or advised by GAMCO Investors, Inc. or one of its subsidiaries (collectively, "GAMCO" or the "Fund Manager"), which is related to the Company through certain of our stockholders. As of December 31, 2024 and 2023, the balance with the Fund Manager totaled $34,242 and $32,568, respectively. For the years ended December 31, 2024 and 2023, fund management fees earned by the Fund Manager are anticipated to be approximately 8 and 17 bps, respectively, of the asset balances under management on an annual basis. The brokerage and fund transactions in 2024 and 2023 were directed solely at the discretion of management, in consultation with the Investment Committee concerning investments with related parties.

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

Other Transactions

LGL Group and MtronPTI agreed to share salaries and benefits related to certain employees incurred by the Company. For the year ended December 31, 2024, MtronPTI reimbursed the Company $105 of the salaries and benefits of certain employees, which represents 50% of those costs and were recorded as a reduction to Engineering, selling and administrative on the Consolidated Statements of Operations.

For the years ended  December 31, 2024 and 2023, MtronPTI agreed to reimburse the Company $0 and $28, respectively, of excess Separation Costs, which were recorded as a reduction to Separation Costs and are included within Income from discontinued operations, net of tax on the Consolidated Statements of Operations.

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

Messrs. Foufas and Gabelli were not independent pursuant to NYSE American rules because they were employed by the Company during fiscal year 2024. Mr. Ferrantino was not independent pursuant to NYSE American rules because he was employed by the Company during fiscal year 2023 and cannot be independent until 2026.

Item 14.	Principal Accountant Fees and Services

Fees Billed During 2024 and 2023

The following tables provide information about fees billed by PKF O'Connor Davies, LLP and RSM US LLP during 2024 and 2023:

	2024
	Audit Fees (1)	Audit-Related Fees (2)	Tax Fees	All Other Fees	Total
PKF O'Connor Davies, LLP	$170,985	$—	$—	$—	$170,985
RSM US LLP	42,000	—	—	—	42,000
Total	$212,985	$—	$—	$—	$212,985

	2023
	Audit Fees (1)	Audit-Related Fees (2)	Tax Fees	All Other Fees	Total
PKF O'Connor Davies, LLP	$86,750	$—	$—	$—	$86,750
RSM US LLP	162,750	—	—	—	162,750
Total	$249,500	$—	$—	$—	$249,500
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

 PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	List of documents filed as part of this report:

1.	Financial Statements:

2.	Financial Statement Schedules:

None.

3.	Exhibit Index

The following is a list of exhibits filed as part of this Form 10-K:

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.
2.1	Amended and Restated Separation and Distribution Agreement by and between The LGL Group, Inc. and M-tron Industries, Inc.	8-K	001-00106	10.1	August 24, 2022
2.2	Subscription Agreement, dated December 31, 2024, by and among, The LGL Group, Inc. and Morgan Group Holding Co. (1)					X

3.	Articles of Incorporation and Bylaws.
3.1	Certificate of Incorporation of The LGL Group, Inc.	8-K	001-00106	3.1	August 31, 2007
3.2	The LGL Group, Inc. By-Laws.	8-K	001-00106	3.2	August 31, 2007
3.3	The LGL Group, Inc. Amendment No. 1 to By-Laws.	8-K	001-00106	3.1	June 17, 2014
3.4	The LGL Group, Inc. Amendment No. 2 to By-Laws.	8-K	001-00106	3.4	February 21, 2020
3.5	The LGL Group, Inc. Amendment No. 3 to By-Laws.	8-K	001-00106	3.1	February 26, 2020
3.6	The LGL Group, Inc. Certificate of Amendment to Certificate of Incorporation.	8-K	001-00106	3.1	January 4, 2022

4.	Instruments Defining the Rights of Security Holders.
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-00106	4.4	March 28, 2022
4.2	Form of Warrant Certificate.	S-1/A	333-249639	4.3	November 2, 2020
4.3	Form of Warrant Agreement, by and among the Company, Computershare Inc., and Computershare Trust Company, N.A.	S-1/A	333-249639	4.4	November 2, 2020

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.	Material Contracts.
10.1	The LGL Group, Inc. 2021 Incentive Plan. +	DEF 14A	001-00106	Annex A	December 6, 2021
10.1a	Form of Stock Option Agreement under The LGL Group, Inc. 2021 Incentive Plan. +	10-K	001-00106	10.1a	April 1, 2024
10.1b	Form of Restricted Stock Agreement under The LGL Group, Inc. 2021 Incentive Plan. +	10-K	001-00106	10.1b	April 1, 2024
10.2	Form of Indemnification Agreement by and between The LGL Group, Inc. and its executive officers and directors. +	10-K	001-00106	10.9	March 24, 2011
10.3	Amended and Restated Transitional Administrative and Management Services Agreement, dated as of August 19, 2022, by and between The LGL Group, Inc. and M-tron Industries, Inc.	8-K	001-00106	10.2	August 24, 2022
10.4	Amended and Restated Tax Indemnity and Sharing Agreement, dated as of August 19, 2022, by and between The LGL Group, Inc. and M-tron Industries, Inc.	8-K	001-00106	10.3	August 24, 2022

16.1	Letter from RSM US LLP.	8-K	001-00106	16.1	May 2, 2023

19.1	The LGL Group, Inc. Insider Trading Policy.	10-K	001-00106	19.1	April 1, 2024

21.1	Subsidiaries of The LGL Group, Inc.					X

23.1	Consent of Independent Registered Public Accounting Firm – PKF O'Connor Davies, LLP.					X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation. +	10-K	001-00106	97.1	April 1, 2024

101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
*

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
(1)

Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementary copies of any of the omitted schedules or similar attachments upon request by the SEC or its staff.

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

THE LGL GROUP, INC.

March 31, 2025	By:	/s/ Timothy Foufas
TIMOTHY FOUFAS
Co-Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	CAPACITY	DATE

/s/ Timothy Foufas	Co-Chief Executive Officer and Director	March 31, 2025
TIMOTHY FOUFAS	(Principal Executive Officer)

/s/ Christopher L. Nossokoff	Vice President - Finance	March 31, 2025
CHRISTOPHER L. NOSSOKOFF	(Principal Financial Officer)

/s/ Linda M. Biles	Vice President - Controller	March 31, 2025
LINDA M. BILES	(Principal Accounting Officer)

/s/ Marc Gabelli	Co-Chief Executive Officer, Director, and Chairman of the Board	March 31, 2025
MARC GABELLI

/s/ Manjit Kalha	Director	March 31, 2025
MANJIT KALHA

/s/ Michael J. Ferrantino, Jr.	Director	March 31, 2025
MICHAEL J. FERRANTINO, JR.

/s/ Kaan Aslansan	Director	March 31, 2025
KAAN ASLANSAN

/s/ Herve Francois	Director	March 31, 2025
HERVE FRANCOIS

/s/ Darlene DeRemer	Director	March 31, 2025
DARLENE DEREMER

The LGL Group, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of The LGL Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of The LGL Group, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there were no critical audit matters.

/s/ PKF O'Connor Davies, LLP

We have served as the Company’s auditor since 2023.

New York, New York

March 31, 2025

PCAOB ID No. 127

The LGL Group, Inc.

Consolidated Balance Sheets

	December 31,
(in thousands, except share data)	2024	2023
Assets:
Current assets:
Cash and cash equivalents	$41,585	$40,711
Marketable securities	17	22
Accounts receivable, net of allowance of $52 and $58, respectively	493	356
Inventories, net	267	204
Prepaid expenses and other current assets	280	273
Total current assets	42,642	41,566
Right-of-use lease asset	308	75
Intangible assets, net	36	57
Deferred income tax asset, net	159	152
Total assets	$43,145	$41,850

Liabilities:
Current liabilities:
Accounts payable	$333	$93
Accrued compensation and commissions expense	291	264
Income taxes payable	79	41
Other accrued expenses and liabilities	201	76
Total current liabilities	904	474
Other liabilities	1,001	694
Total liabilities	1,905	1,168

Contingencies (Note 14)

Stockholders' equity:
Common stock ($0.01 par value; 30,000,000 shares authorized; 5,454,639 shares issued as of 2024 and 2023, respectively; 5,373,055 shares outstanding as of 2024 and 2023, respectively)	53	53
Treasury stock, at cost (81,584 shares as of 2024 and 2023, respectively)	(580)	(580)
Additional paid-in capital	46,385	46,349
Accumulated deficit	(6,628)	(7,060)
Total LGL Group stockholders' equity	39,230	38,762
Non-controlling interests	2,010	1,920
Total stockholders' equity	41,240	40,682
Total liabilities and stockholders' equity	$43,145	$41,850

See accompanying Notes to the Consolidated Financial Statements.

The LGL Group, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except share data)	2024	2023
Revenues:
Net sales	$2,226	$1,728
Net investment income	2,071	1,566
Net (losses) gains	(5)	384
Total revenues	4,292	3,678
Expenses:
Manufacturing cost of sales	1,047	796
Engineering, selling and administrative	2,546	2,236
Total expenses	3,593	3,032
Income from continuing operations before income tax expense	699	646
Income tax expense	177	301
Net income from continuing operations	522	345
Income (loss) from discontinued operations, net of tax	—	(28)
Net income	522	317
Less: Net income attributable to non-controlling interests	90	48
Net income attributable to LGL Group common stockholders	$432	$269

Income (loss) per common share attributable to LGL Group common stockholders:
Basic:
Income from continuing operations	$0.08	$0.06
(Loss) income from discontinued operations	—	(0.01)
Net income attributable to LGL Group common stockholders	$0.08	$0.05

Diluted:
Income from continuing operations	$0.08	$0.06
(Loss) income from discontinued operations	—	(0.01)
Net income attributable to LGL Group common stockholders	$0.08	$0.05

Weighted average shares outstanding:
Basic	5,352,937	5,352,937
Diluted	5,553,823	5,352,937

See accompanying Notes to the Consolidated Financial Statements.

The LGL Group, Inc.

CONSOLIDATED STATEMENTS of STOCKHOLDERS' EQUITY

(in thousands, except share data)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total LGL Group Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance, December 31, 2022	$53	$(580)	$46,346	$(7,329)	$38,490	$—	$38,490
Net income attributable to LGL Group or non-controlling interests	—	—	—	269	269	48	317
Consolidation of non-controlling interests	—	—	—	—	—	1,872	1,872
Stock-based compensation	—	—	3	—	3	—	3
Balance, December 31, 2023	53	(580)	46,349	(7,060)	38,762	1,920	40,682
Net income attributable to LGL Group or non-controlling interests	—	—	—	432	432	90	522
Consolidation of non-controlling interests	—	—	—	—	—	—	—
Stock-based compensation	—	—	36	—	36	—	36
Balance, December 31, 2024	$53	$(580)	$46,385	$(6,628)	$39,230	$2,010	$41,240

See accompanying Notes to the Consolidated Financial Statements.

The LGL Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (a)

	Year Ended December 31,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$522	$317
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Depreciation	—	1
Amortization of finite-lived intangible assets	21	21
Stock-based compensation	36	3
Realized loss on sale of marketable securities	—	4,316
Unrealized loss (gain) on marketable securities	5	(4,700)
Deferred income tax expense (benefit)	56	82
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(137)	187
(Increase) decrease in inventories, net	(63)	61
(Increase) decrease in prepaid expenses and other assets	(7)	167
Increase (decrease) in accounts payable, accrued compensation, income taxes and commissions and other	441	(70)
Total adjustments	352	68
Net cash provided by operating activities	874	385
Cash flows from investing activities:
Proceeds from sale of marketable securities	—	16,947
Consolidation of noncontrolling interests	—	1,872
Net cash provided by investing activities	—	18,819
Increase in cash and cash equivalents	874	19,204
Cash and cash equivalents at beginning of year	40,711	21,507
Cash and cash equivalents at end of year	$41,585	$40,711

Supplemental Disclosure:
Income taxes paid	$76	$207
(a)	The cash flows related to discontinued operations have not been segregated. Accordingly, the Consolidated Statements of Cash Flows include the results of continuing and discontinued operations.

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

The LGL Group, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

As of December 31, 2024, the Company has the following subsidiaries, including consolidated and unconsolidated VIEs:

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

Refer to Note 4 – Investments for further information.

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

All property, plant and equipment was fully depreciated as of December 31, 2024.

Intangible Assets

Intangible assets are recorded at cost less accumulated amortization. Amortization is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range up to 10 years. The intangible assets consist of intellectual property.

The estimated aggregate amortization expense for intangible assets for each of the remaining years of the estimated useful life is as follows:

Year	Amount
2025	21
2026	15
Total	$36

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

Refer to Note 9 – Stock-Based Compensation for further information.

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

Refer to Note 11 – Earnings per Common Share for further information.

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

Refer to Note 8 – Income Taxes for further information.

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

We performed an assessment to determine if there were any indicators of impairment quarterly, including as of  December 31, 2024. We concluded that, while there were events and circumstances in the macro-environment that did impact us, we did not experience any entity-specific indicators of asset impairment and no triggering events occurred.

Financial Instruments

Cash and cash equivalents, trade accounts receivable, trade accounts payable and accrued expenses are carried at cost which approximates fair value due to the short-term maturity of these instruments.

Concentration Risks

In 2024, the Company's two largest customers accounted for $310, or 13.9%, and $261, or 11.7%, respectively, of the Company's Net sales. In 2023, the Company's two largest customers accounted for $399, or 23.1%, and $236, or 13.7%, respectively, of the Company’s Net sales. For both the years ended  December 31, 2024 and 2023, the revenues derived from these customers was included within the Electronic Instruments segment.

A significant portion of the Company's accounts receivable is concentrated with a relatively small number of customers. As of December 31, 2024, the Company's two largest customers accounted for approximately $229, or 42.0%, of accounts receivable. As of December 31, 2023, the Company's two largest customers accounted for approximately $118, or 28.4%, of accounts receivable. The Company carefully evaluates the creditworthiness of its customers in deciding to extend credit. As a result of these policies, the Company has experienced very low historical bad debt expense and believes the related risk to be minimal.

At various times throughout the year ended and as of  December 31, 2024 and 2023, some deposits held at financial institutions were in excess of federally insured limits. The Company has not experienced any losses related to these balances.

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

Refer to Note 3 – Segment Information for further information.

Accounting Standards Adopted

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures" ("ASU 2023-07"), to address improvements to reportable segment disclosures. The standard primarily requires the following disclosure on an annual and interim basis: (i) significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss; and (ii) other segment items and description of its composition. The standard also requires current annual disclosures about a reportable segment's profits or losses and assets to be disclosed in interim periods and the title and position of the CODM with an explanation of how the CODM uses the reported measure(s) of segment profits or losses in assessing segment performance. The provisions of the standard are effective for public companies for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment is applied retrospectively to all prior periods presented. The Company adopted 2023-07 during the year ended December 31, 2024. Refer to Note 3 - Segment Information for further information.

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

The LGL Group, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

Future Application of Accounting Standards

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" ("ASU 2024-03"). The standard requires additional disclosure of certain costs and expenses within the notes to the financial statements. The provisions of the standard are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. This accounting standards update may be applied either prospectively or retrospectively. We are assessing the impact of this standard.

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

3. Segment Information

Chief Operating Decision Maker

The Company's chief operating decision maker ("CODM") are the co-Chief Executive Officers.

Reportable Segments

The Company reports its results from operations consistent with the manager in which the CODM review the business to assess performance and allocate resources. As such, the Company reports its results in two reporting segments: Electronic Instruments and Merchant Investment. A brief description of each segment is below:

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

Measure of Segment Profit or Loss and Segment Assets

The accounting policies used in both the Electronic Instruments and Merchant Investment segments are the same as those described in Note 2 – Summary of Significant Accounting Policies.

The CODM assess the performance of and decide how to allocate resources to each reporting segment based on Segment profit (loss), which is total revenues less Manufacturing cost of sales and Engineering, selling, and administrative. The CODM uses Segment profit (loss) to evaluate the overall profitability of the Electronic Instruments, Merchant Investment, and Corporate segments. Additionally, the CODM uses Segment profit (loss) to allocate resources in the annual budgeting and forecasting process. The CODM considers budget-to-actual variances when making decisions about allocating capital to each segment.

The measure of segment assets is reported on the Consolidated Balance Sheets as consolidated Total assets. The CODM uses Total assets of each segment to allocate overhead expenses incurred by the Corporate segment.

The LGL Group, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

The following tables present LGL Group's continuing operations by segment:

	Year Ended December 31, 2024
	Electronic Instruments	Merchant Investment	Corporate	Consolidated
Revenues:
Net sales	$2,226	$—	$—	$2,226
Net investment income	—	1,228	843	2,071
Net losses	—	—	(5)	(5)
Total revenues	2,226	1,228	838	4,292

Less:
Manufacturing cost of sales	1,047	—	—	1,047
Engineering	209	—	—	209
Commissions	112	—	—	112
Sales and marketing	185	—	—	185
Accounting	—	—	270	270
Compensation	243	—	779	1,022
Corporate allocations (a)	42	371	(413)	—
Other segment items (b)	145	10	593	748
Engineering, selling and administrative	936	381	1,229	2,546
Total expenses	1,983	381	1,229	3,593
Segment profit (loss)	$243	$847	$(391)	$699

Reconciliation of Segment profit (loss) to Income (loss) from continuing operations before income taxes
Adjustments and reconciling items				—
Income from continuing operations before income taxes				$699

	Year Ended December 31, 2023
	Electronic Instruments	Merchant Investment	Corporate	Consolidated
Revenues:
Net sales	$1,728	$—	$—	$1,728
Net investment income	—	869	697	1,566
Net gains	—	—	384	384
Total revenues	1,728	869	1,081	3,678

Less:
Manufacturing cost of sales	796	—	—	796
Engineering	248	—	—	248
Commissions	99	—	—	99
Sales and marketing	11	—	—	11
Accounting	—	—	339	339
Compensation	224	—	367	591
Corporate allocations (a)	35	189	(224)	—
Other segment items (b)	163	27	758	948
Engineering, selling and administrative	780	216	1,240	2,236
Total expenses	1,576	216	1,240	3,032
Segment profit (loss)	$152	$653	$(159)	$646

Reconciliation of Segment profit (loss) to Income (loss) from continuing operations before income taxes
Adjustments and reconciling items				—
Income from continuing operations before income taxes				$646
(a)	The Electronic Instruments and Merchant Investment segments are allocated overhead expenses from the Corporate segment based on each segment's assets as a percentage of Total assets.
(b)	Other segment items for each reportable segment includes the following:
Electronic Instruments - rent, amortization, professional service fees, and certain other overhead expenses.
Merchant Investment - legal expense and certain other overhead expenses.
Corporate - legal expense, insurance expense, filing fees, fees paid to MtronPTI under Amended and Restated Transitional Administrative and Management Services Agreement, and certain other overhead expenses.

The LGL Group, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

Other Segment Disclosures

The following table presents other segment information by segment:

	As of and For Year Ended December 31, 2024
	Electronic Instruments	Merchant Investment	Corporate	Total	Adjustments and Reconciling Items	Consolidated
Interest revenue (a)	$—	$1,227	$843	$2,070	$—	$2,070
Depreciation (b)	—	—	—	—	—	—
Amortization (b)	21	—	—	21	—	21
Other significant non-cash items:
Stock-based compensation (c)	—	—	36	36	—	36

Total assets	1,249	24,748	17,148	43,145	—	43,145
Capital expenditures	—	—	—	—	—	—

	As of and For Year Ended December 31, 2023
	Electronic Instruments	Merchant Investment	Corporate	Total	Adjustments and Reconciling Items	Consolidated
Interest revenue (a)	$—	$869	$697	$1,566	$—	$1,566
Depreciation (b)	1	—	—	1	—	1
Amortization (b)	21	—	—	21	—	21
Other significant non-cash items:
Stock-based compensation (c)	—	—	3	3	—	3

Total assets	843	23,530	17,477	41,850	—	41,850
Capital expenditures	—	—	—	—	—	—
(a)	Interest revenue is included in Net investment income on the Consolidated Statements of Operations.
(b)	Depreciation and Amortization are included within the other segment expense captions, such as Manufacturing cost of sales, Engineering, or Other segment items.
(c)	Stock-based compensation is included within the Compensation expense caption.

4. Investments

Marketable Securities

Details of marketable securities held as of  December 31, 2024 and 2023 are as follows:

	December 31, 2024
			Cumulative
			Unrealized
	Fair Value	Basis	(Loss) Gain
Equity securities	$17	$34	$(17)
Total	$17	$34	$(17)

	December 31, 2023
			Cumulative
			Unrealized
	Fair Value	Basis	(Loss) Gain
Equity securities	$22	$34	$(12)
Total	$22	$34	$(12)

The LGL Group, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

Net Investment Income

Net investment income represents income primarily from the following sources:

•	Income earned from investments in money market funds (recorded in Cash and cash equivalents)
•	Dividends received from marketable securities
•	Income from unconsolidated or equity method investments

The following table presents the components of Net investment income:

	Year Ended December 31,
	2024	2023
Interest on cash and cash equivalents	$2,070	$1,566
Dividends on marketable securities	1	—
Net investment income	$2,071	$1,566

Net Gains (Losses)

Net gains and losses are determined by specific identification. The net realized gains and losses are generated primarily from the following sources:

•	Realized and losses from investments in Marketable securities
•	Changes in the fair value of investments in Marketable securities
•	Changes in the fair value of derivatives

The following table presents the components of Net gains (losses):

	Year Ended December 31,
	2024	2023
Marketable securities (a)	$(5)	$384
Net (losses) gains	$(5)	$384
(a)	During 2023, the Company sold its investments in mutual funds managed by GAMCO Investors, Inc. as well as 198,250 shares of IronNet, Inc.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of inputs used:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a)	$41,185	$—	$—	$41,185
Marketable securities:
Equity securities	17	—	—	17
Total marketable securities	17	—	—	17
Total	$41,202	$—	$—	$41,202

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a)	$40,229	$—	$—	$40,229
Marketable securities:
Equity securities	22	—	—	22
Total marketable securities	22	—	—	22
Total	$40,251	$—	$—	$40,251
(a)	As of December 31, 2024 and 2023, included investments in money market mutual funds managed or advised by GAMCO Investors, Inc. or one of its subsidiaries.

There were no liabilities subject to fair value on a recurring basis as of December 31, 2024 and 2023.

Fair Value Measurements on a Non-Recurring Basis

The Company has other assets that may be subject to measurement at fair value on a non-recurring basis including goodwill and intangible assets and other long-lived assets. The Company reviews goodwill annually and the carrying value of long-lived assets whenever events and circumstances indicate that the carrying amounts of the assets may not be recoverable. If it is determined that the assets are impaired, the carrying value would be reduced to an estimated recoverable value. The Company’s Common Stock Warrants (as defined below) were measured at fair value as disclosed in Note 10 - Stockholders’ Equity.

As of  December 31, 2024 and 2023, the Company did not write down any assets to fair value.

Fair Value Information about Financial Instruments Not Measured at Fair Value

As of  December 31, 2024 and 2023, the Company did have any assets or liabilities classified as financial instruments that are not measured at fair value.

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

The LGL Group, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

Consolidated VIEs

The Company's only consolidated VIE is LGL Systems.

The following table summarizes the assets and liabilities of LGL Systems included in the Consolidated Balance Sheets:

	December 31,
	2024	2023
Assets:
Current assets
Cash and cash equivalents	$3,066	$2,932
Accounts receivable	17	14
Total current assets	3,083	2,946
Total assets	$3,083	$2,946

Total liabilities	$—	$—

As of  December 31, 2024 and 2023, the non-controlling interests in LGL Systems was $2,010 and $1,920, respectively.

Unconsolidated VIEs

The Company's only unconsolidated VIE is LGL Nevada.

We calculate our maximum exposure to loss to be (i) the amount invested in the debt or equity of the VIE and (ii) other commitments and guarantees to the VIE.

The following table presents the total assets of LGL Nevada as well as the Company's maximum exposure to loss:

	December 31,
	2024	2023
Total assets	$603	$588

Maximum exposure to loss
On-balance sheet (a)	4	3
Off-balance sheet (b)	—	—
Total	$4	$3
(a)	As of December 31, 2024 and 2023, our investment in LGL Nevada was recorded in Other assets on the Consolidated Balance Sheets.
(b)	This amount represents our remaining unfunded commitments to LGL Nevada.

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

The following table summarizes income and expenses from transactions with related parties:

	Year Ended December 31,
	2024		2023
	Income	Expense	Income	Expense
GAMCO Investors, Inc.	$1,712	$—	$1,677	$—
M-tron Industries, Inc.	—	(57)	—	20
Total	$1,712	$(57)	$1,677	$20

The following table summarizes assets and liabilities with related parties:

	As of December 31,
	2024		2023
	Assets	Liabilities	Assets	Liabilities
GAMCO Investors, Inc.	$34,242	$—	$32,568	$—
M-tron Industries, Inc.	—	59	—	—
Total	$34,242	$59	$32,568	$—

The LGL Group, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

The material agreements whereby the Company generated revenues and expenses with affiliated entities are discussed below:

Investment Activity with GAMCO Investors, Inc.

Certain balances held and invested in various mutual funds are managed or advised by GAMCO Investors, Inc. or one of its subsidiaries (collectively, "GAMCO" or the "Fund Manager"), which is related to the Company through certain of our shareholders. Investments in related party mutual funds are overseen by the independent Investment Committee of the Board of Directors (the "Investment Committee"). The Investment Committee meets regularly to review the alternatives and has determined the current investments most reflect the Company's objective of lower cost, market return and adherence to having a larger proportion of underlying investments directly in United States Treasuries. For the years ended December 31, 2024 and 2023, the Company paid the Fund Manager a fund management fee of approximately 8 bps and 17 bps, respectively, annually on assets balances under management, which are not paid directly by the Company and are deducted prior to a fund striking its net asset value ("NAV").

As of December 31, 2024, the balance with the Fund Manager totaled $34,242, all of which was classified within Cash and cash equivalents on the Consolidated Balance Sheets. As of December 31, 2023, the balance with the Fund Manager totaled $32,568, all of which was classified within Cash and cash equivalents on the Consolidated Balance Sheets.

For the year ended December 31, 2024, the Company earned income on its investments with the Fund Manager totaling $1,712, all of which was included in Net investment income on the Consolidated Statements of Operations. For the year ended December 31, 2023, the Company earned income on its investments with the Fund Manager totaling $1,677, of which $1,307 was included in Net investment income and $370 was included in Net gains (losses) on the Consolidated Statements of Operations.

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

For the years ended  December 31, 2024 and 2023, no taxes related to the Distribution have been recorded in the Consolidated Financial Statements.

Other Transactions

LGL Group and MtronPTI agreed to share salaries and benefits related to certain employees incurred by the Company. For the year ended December 31, 2024, MtronPTI reimbursed the Company $105 of the salaries and benefits of certain employees, which represents 50% of those costs and were recorded as a reduction to Engineering, selling and administrative on the Consolidated Statements of Operations.

For the years ended  December 31, 2024 and 2023, MtronPTI agreed to reimburse the Company $0 and $28, respectively, of excess Separation Costs, which were recorded as a reduction to Separation Costs and are included within Income from discontinued operations, net of tax on the Consolidated Statements of Operations.

8. Income Taxes

Income tax provision (benefit) for the years ended December 31, 2024 and 2023 is as follows:

	Year Ended December 31,
	2024	2023
Current tax expense (benefit):
Federal	$208	$42
State and local	(24)	177
Total current tax expense	184	219
Deferred tax expense (benefit):
Federal	(19)	83
State and local	12	(1)
Total before change in valuation allowance	(7)	82
Change in valuation allowance	—	—
Net deferred tax (benefit) expense	(7)	82
Total income tax expense	$177	$301

The LGL Group, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

Effective Tax Rate

A reconciliation of the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to Income before income taxes is detailed below:

	Year Ended December 31,
	2024	2023
Income before income taxes	$699	$646
Tax rate	21.0%	21.0%
Income tax expense at federal statutory rate	147	136
Tax effect of:
State taxes, net of federal benefit	29	57
Noncontrolling interests	(19)	(10)
Change in rate	12	(18)
Change in uncertain tax positions	88	41
Other	(80)	95
Income tax expense	$177	$301
Effective tax rate	25.3%	46.5%

Deferred Tax Assets

Deferred income taxes for 2024 and 2023 were provided for the temporary differences between the financial reporting basis and the income tax basis of the Company's assets and liabilities. Tax effects of temporary differences and carryforwards as of  December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
Deferred tax assets:
Inventory reserve	$17	$19
Allowance for doubtful accounts	12	15
Lease liability	72	19
Unrealized gains on marketable securities	—	3
Stock-based compensation	9	1
Depreciation and amortization	14	13
Federal tax loss carryforwards	72	77
Other reserves and accruals	35	24
Total deferred tax assets	$231	$171

Deferred tax liabilities:
Right-of-use asset	72	19
Total deferred tax liabilities	72	19
Net deferred tax assets before valuation allowance	159	152
Valuation allowance	—	—
Net deferred tax assets	$159	$152

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

As of December 31, 2024 and 2023, the Company did not record a valuation allowance against its deferred tax assets.

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

As of December 31, 2024, our unrecognized tax benefits totaled $766, and are included within Other liabilities on the Consolidated Balance Sheets. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2024	2023
Balance, beginning of year	$678	$637
Additions for tax positions of prior years	88	(31)
Additions based on tax positions related to the current year	—	72
Balance, end of year	$766	$678

The Company will recognize any interest and penalties related to unrecognized tax positions in income tax expense. Net adjustments to accruals for interest and penalties associated with uncertain tax positions were immaterial as of December 31, 2024. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $766. We do not expect a significant change to the amount of unrecognized tax benefits over the next 12 months. We believe that the taxes accrued in our Consolidated Balance Sheet fairly represent the amount of income taxes to be settled or realized in the future.

Tax Regulatory Matters

The Company files a consolidated U.S. federal income tax return with our eligible subsidiaries. The Company also files income tax returns in various state and local jurisdictions including California, Florida, Massachusetts, New York, and Texas.

The statute of limitations for assessment by the Internal Revenue Service ("IRS") and state tax authorities is open for tax returns for years ended December 31, 2021, 2022 and 2023; although carryforward attributes that were generated prior to tax year 2021, including NOL carryforwards and tax credits, may still be adjusted upon examination by the IRS or state tax authorities, if they either have been or will be used in a future period. The Company received notice from the IRS of an examination of its federal tax returns for the year ended December 31, 2022, the outcome of which management is unable to determine at this time.

The Company is generally subject to examinations by foreign tax authorities from 2017 to the present.

9. Stock-Based Compensation

On December 28, 2021, the Company’s stockholders approved the 2021 Incentive Plan (the "Plan"), including the authority to issue 1,000,000 shares of common stock. This Plan is the only long-term plan under which equity compensation may be awarded to employees, advisors and members of the Board aligning their interest with those of stockholders. A new plan was implemented rather than amending the Company’s prior plan, the Amended and Restated 2011 Incentive Plan, to address certain tax law changes. As of  December 31, 2024, 975,188 shares remained available for future issuance under the Plan.

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

The following table summarizes stock-based compensation expense, which includes expenses related to awards granted under the Plan for the periods indicated:
	Year Ended December 31,
	2024	2023
Restricted stock awards	$36	$3
Total	$36	$3

Restricted Stock Awards

A summary of the Company's restricted stock awards for the year ended  December 31, 2024 follows:

(in thousands, except share data)	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair value
Balance as of December 31, 2023	20,118	$5.22	$105
Granted	—	—	—
Vested	—	—	—
Canceled	—	—	—
Balance as of December 31, 2024	20,118	$5.22	$105

As of December 31, 2024, there was  $67 of total unrecognized compensation cost related to nonvested shares granted. The cost is expected to be recognized over a weighted-average period of 2 years. Total fair value of shares vested during the years ended December 31, 2024 and 2023 was $0 and $34, respectively.

The LGL Group, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

10. Stockholders' Equity

Shares Authorized and Outstanding

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

The following table presents a rollforward of outstanding shares:

	Year Ended December 31,
	2024			2023
	Common Stock Issued	Held in Treasury	Common Stock Outstanding	Common Stock Issued	Held in Treasury	Common Stock Outstanding
Shares, beginning of year	5,454,639	(81,584)	5,373,055	5,434,521	(81,584)	5,352,937
Stock-based compensation	—	—	—	20,118	—	20,118
Shares, end of year	5,454,639	(81,584)	5,373,055	5,454,639	(81,584)	5,373,055

Common Stock Warrants

On November 16, 2020, the Company issued 5,258,320 "European style" warrants to holders of recorded of outstanding shares of the Company's common stock as of November 9, 2020. The warrants are listed on the NYSE American and traded under the symbol "LGL.WS." Five warrants will entitle their holder to purchase one share of LGL Group common stock at an exercise price of $12.50 and are exercisable at the earlier (i) the expiration of the warrant term, which is November 16, 2025, or (ii) subject to a date acceleration if triggered only after the average volume weighted average price ("VWAP") of LGL Group common stock for 30 consecutive trading days is greater than or equal to $17.50. The warrants also provide for the adjustment of the exercise price and the trigger price for potential acceleration of the exercise date, upon the occurrence of certain dilutive events, such.

Pursuant to the warrant agreement, the Distribution was a qualifying dilutive event that required an adjustment to the exercise price and the trigger price for potential acceleration of the exercise date. Effective October 18, 2022, the warrant exercise price was adjusted to $4.75 and the target trigger price for potential acceleration of the exercise date was adjusted to $6.65 ("Adjusted Trigger Price"). Assuming that all warrants are exercised, the net proceeds from the exercise of the warrants will be $4,995. The Company intends to use the net proceeds from the exercise of the warrants for general corporate purposes, which may include working capital, general and administrative expenses, capital expenditures and implementation of our strategic priorities. Pending the application of the net proceeds, we may invest the proceeds in short-term, interest bearing, investment-grade marketable securities or money market obligations.

On March 4, 2025, the average VWAP of LGL Group common stock exceeded the Adjusted Trigger Price for 30 consecutive trading days, which resulted in the warrants becoming immediately exercisable.

Share Repurchase Program

On August 29, 2011, the Board authorized an expansion of its previously announced share repurchase program, pursuant to which the Company may repurchase up to an additional 347,491 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized for repurchase under the Company's existing share repurchase program to 797,491 shares, of which 540,000 shares were available to be repurchased, at such times, amounts and prices as the Company shall deem appropriate. No shares were repurchased by the Company in 2024 or 2023. As of December 31, 2024, the Company had repurchased a total of 81,584 shares of common stock at a cost of $580, which shares are currently held in treasury.

The LGL Group, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

11. Earnings per Common Share

The following table presents a reconciliation of Net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

	Year Ended December 31,
(in thousands, except for share data)	2024	2023
Numerator for EPS:
Income from continuing operations	$522	$345
Less: Net income from continuing operations attributable to non-controlling interests	90	48
Income attributable to LGL Group common stockholders from continuing operations	432	297
(Loss) income from discontinued operations, net of tax	—	(28)
Net income attributable to LGL Group common stockholders	$432	$269

Denominator for EPS:
Weighted average common shares outstanding - basic	5,352,937	5,352,937
Dilutive effects (a):
Warrants	192,310	—
Restricted stock	8,576	—
Weighted average common shares outstanding - diluted	5,553,823	5,352,937

Income (loss) per common share attributable to LGL Group common stockholders:
Basic:
Income from continuing operations	$0.08	$0.06
(Loss) income from discontinued operations	—	(0.01)
Net income attributable to LGL Group common stockholders	$0.08	$0.05

Diluted:
Income from continuing operations	$0.08	$0.06
(Loss) income from discontinued operations	—	(0.01)
Net income attributable to LGL Group common stockholders	$0.08	$0.05
(a)

For the year ended December 31, 2023, weighted average shares used for calculating earnings per share excludes warrants to purchase 1,051,664 shares of common stock as well as 20,117 shares from restricted stock awards as the inclusion of these instruments would be antidilutive to the earnings per share calculation. For more information on the warrants and restricted stock, refer to Note 10 - Stockholders' Equity and Note 9 - Stock-Based Compensation, respectively, to these Consolidated Financial Statements.

12. Leases

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

Total operating lease costs amounted to $95 and $74 for the years ended December 31, 2024 and 2023, respectively.

As of  December 31, 2024 and 2023, our total lease obligation was $308 and $75, respectively, of which the current portion of $73 and $61, respectively, was included in Other accrued expenses and liabilities on the Consolidated Balance Sheets. The weighted average discount rate for the years ended December 31, 2024 and 2023 was 6.9% and 7.6%, respectively. As of  December 31, 2024 and 2023, the weighted average remaining lease term was 5 year and 1.0 years, respectively.

The LGL Group, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

Future minimum lease payment obligations under operating leases are as follows:

2025	$76
2026	76
2027	76
2028	76
2029	76
Total lease payments	380
Less: interest	(72)
Net lease payments	$308

13. Employee Benefit Plan

The Company offers a defined contribution plan for eligible employees that includes discretionary matching contributions up to 50% of the first 6% of eligible compensation contributed by participants. Participants vest in employer contributions starting in their second year of service at 20% increments, vesting 100% in year six. For the years ended December 31, 2024 and 2023, the Company made $8 and $0 in discretionary contributions, respectively.

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

The components of inventory as of December 31, 2024 and 2023 are summarized below:

	December 31,
	2024	2023
Raw materials	$302	$271
Work in process	5	9
Finished goods	31	—
Total gross inventory	338	280
Reserve for excess and obsolete inventory	(71)	(76)
Inventories, net	$267	$204

Intangible Assets, Net

The components of intangible assets as of December 31, 2024 and 2023 are summarized below:

	December 31,
	2024	2023
Intellectual property	$214	$214
Gross intangible assets	214	214
Less: Accumulated amortization	(178)	(157)
Intangible assets, net	$36	$57

The LGL Group, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

16. Domestic and Foreign Revenues

Significant foreign revenues from operations (10% or more of foreign sales) were as follows:

	Year Ended December 31,
	2024	2023
Spain	$334	$330
India	193	60
Australia	171	5
Canada	1	137
All other foreign countries	263	143
Total foreign revenues	$962	$675
Total domestic revenues	$1,264	$1,053

The Company allocates its foreign revenue based on the customer’s ship-to location.

17. Quarterly Financial Data (Unaudited)

The following table provides summarized quarterly financial data for the year ended December 31, 2024:

	Three months ended
(in thousands, except share data)	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Revenues:
Net sales	$392	$531	$650	$653
Net investment income	499	538	531	503
Net (losses) gains	(3)	(1)	(2)	1
Total revenues	888	1,068	1,179	1,157
Expenses:
Manufacturing cost of sales	204	214	368	261
Engineering, selling and administrative	605	617	673	651
Total expenses	809	831	1,041	912
Income from continuing operations before income taxes	79	237	138	245
Income tax expense	36	76	48	17
Net income from continuing operations	43	161	90	228
Loss from discontinued operations, net of tax	—	—	—	—
Net income	43	161	90	228
Less: Net income attributable to non-controlling interests	22	24	18	26
Net income attributable to LGL Group common stockholders	$21	$137	$72	$202

Income per common share attributable to LGL Group common stockholders:
Basic (b):
Income from continuing operations	$0.00	$0.03	$0.01	$0.04
Loss from discontinued operations	—	—	—	—
Net income attributable to LGL Group common stockholders	$0.00	$0.03	$0.01	$0.04

Diluted (b):
Income from continuing operations	$0.00	$0.02	$0.01	$0.04
Loss from discontinued operations	—	—	—	—
Net income attributable to LGL Group common stockholders	$0.00	$0.02	$0.01	$0.04

Weighted average shares outstanding:
Basic	5,352,937	5,352,937	5,352,937	5,352,937
Diluted	5,604,430	5,482,543	5,531,969	5,577,062
(b)

Basic and diluted earnings per share are calculated using actual, unrounded amounts. Therefore, (i) the components of earnings per share may not sum to its corresponding total or (ii) the quarterly earnings per share may not sum to the earnings per share on the Consolidated Statements of Operations.

The LGL Group, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

The following table provides summarized quarterly financial data for the year ended  December 31, 2023:

	Three months ended
(in thousands, except share data)	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Revenues:
Net sales	$441	$403	$438	$446
Net investment (loss) income	198	275	544	549
Net gains (losses) (a)	345	43	(4)	—
Total revenues	984	721	978	995
Expenses:
Manufacturing cost of sales	192	208	195	201
Engineering, selling and administrative	542	645	584	465
Total expenses	734	853	779	666
Income (loss) from continuing operations before income taxes	250	(132)	199	329
Income tax expense (benefit)	65	(2)	69	169
Income (loss) from continuing operations	185	(130)	130	160
Loss from discontinued operations, net of tax	(28)	—	—	—
Net income (loss)	157	(130)	130	160
Less: Net income attributable to non-controlling interests	—	—	22	26
Net income (loss) attributable to LGL Group common stockholders	$157	$(130)	$108	$134

Income (loss) per common share attributable to LGL Group common shareholders:
Basic (b):
Income (loss) from continuing operations	$0.03	$(0.02)	$0.02	$0.03
Loss from discontinued operations	(0.01)	—	—	—
Net income (loss) attributable to LGL Group common stockholders	$0.03	$(0.02)	$0.02	$0.03

Diluted (b):
Income (loss) from continuing operations	$0.03	$(0.02)	$0.02	$0.02
Loss from discontinued operations	(0.01)	—	—	—
Net income (loss) attributable to LGL Group common stockholders	$0.03	$(0.02)	$0.02	$0.02

Weighted average shares outstanding:
Basic	5,352,937	5,352,937	5,352,937	5,352,937
Diluted	5,352,937	5,352,937	5,355,006	5,381,685
(a)	During Q1 and Q2 2023, the net gains primarily relate to the sale of our investments in mutual funds managed by GAMCO Investors, Inc.
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