Form 10-Q
period 2025-03-31
LGL GROUP INC
filed 2025-05-15
CIK 61004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 30, 2025, the registrant had 5,389,211 shares of common stock, $0.01 par value per share, outstanding.

The LGL Group, Inc.

Form 10-Q for the Period Ended March 31, 2025

Cautionary Statement Concerning Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q of The LGL Group, Inc. ("LGL Group" or the "Company") and the Company's other communications and statements, other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about the Company's beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company's control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan," "target," "goal" and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. Therefore, such statements are not intended to be a guarantee of the Company's performance in future periods. The Company's actual future results may differ materially from those set forth in the Company's forward-looking statements. For information concerning these factors and related matters, see "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission ("SEC") on March 31, 2025, this Quarterly Report on Form 10-Q and our other filings with the SEC. However, other factors besides those referenced could adversely affect the Company's results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Quarterly Report on Form 10-Q. The Company does not undertake to update any forward-looking statement, except as required by law. As a result, you should not place undue reliance on these forward-looking statements.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

The LGL Group, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)	March 31, 2025	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$41,925	$41,585
Marketable securities	20	17
Accounts receivable, net of reserves of $52 and $52, respectively	306	493
Inventories, net	241	267
Prepaid expenses and other current assets	328	280
Total current assets	42,820	42,642
Right-of-use lease assets	293	308
Intangible assets, net	30	36
Deferred income tax assets	159	159
Total assets	$43,302	$43,145

Liabilities:
Current liabilities:
Accounts payable	485	333
Accrued compensation and commissions	232	291
Income taxes payable	84	79
Other accrued expenses	212	201
Total current liabilities	1,013	904
Other liabilities	1,027	1,001
Total liabilities	2,040	1,905

Contingencies (Note 12)

Stockholders' equity:
Common stock ($0.01 par value; 30,000,000 shares authorized; 5,470,795 and 5,454,639 shares issued as of March 31, 2025 and December 31, 2024, respectively; 5,389,211 and 5,373,055 shares outstanding as of March 31, 2025 and December 31, 2024, respectively)	53	53
Treasury stock, at cost (81,584 shares as of March 31, 2025 and December 31, 2024)	(580)	(580)
Additional paid-in capital	46,394	46,385
Accumulated deficit	(6,634)	(6,628)
Total LGL Group stockholders' equity	39,233	39,230
Non-controlling interests	2,029	2,010
Total stockholders' equity	41,262	41,240
Total liabilities and stockholders' equity	$43,302	$43,145

See accompanying Notes to the Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2025	2024
Revenues:
Net sales	$498	$392
Net investment income	417	499
Net gains (losses)	3	(3)
Total revenues	918	888
Expenses:
Manufacturing cost of sales	237	204
Engineering, selling and administrative	640	605
Total expenses	877	809
Income from operations before income taxes	41	79
Income tax expense	28	36
Net income	13	43
Less: Net income attributable to non-controlling interests	19	22
Net (loss) income attributable to LGL Group common stockholders	$(6)	$21

(Loss) income per common share attributable to LGL Group common stockholders:
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$0.00

Weighted average shares outstanding:
Basic	5,352,937	5,352,937
Diluted	5,352,937	5,604,430

See accompanying Notes to the Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total LGL Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2024	$53	$(580)	$46,385	$(6,628)	$39,230	$2,010	$41,240
Net (loss) income attributable to LGL Group or non-controlling interests	—	—	—	(6)	(6)	19	13
Stock-based compensation	—	—	9	—	9	—	9
Balance at March 31, 2025	$53	$(580)	$46,394	$(6,634)	$39,233	$2,029	$41,262

(in thousands, except share data)	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total LGL Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2023	$53	$(580)	$46,349	$(7,060)	$38,762	$1,920	$40,682
Net income attributable to LGL Group or non-controlling interests	—	—	—	21	21	22	43
Stock-based compensation	—	—	9	—	9	—	9
Balance at March 31, 2024	$53	$(580)	$46,358	$(7,039)	$38,792	$1,942	$40,734

See accompanying Notes to the Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$13	$43
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Noncash revenues, expenses, gains and losses included in income:
Amortization of finite-lived intangible assets	6	5
Stock-based compensation	9	9
Unrealized (gain) loss on marketable securities	(3)	3
Deferred income taxes	22	23
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	187	87
Decrease (increase) in inventories, net	26	(9)
Increase in prepaid expenses and other assets	(48)	(42)
Increase in accounts payable, accrued compensation, income taxes and commissions and other	128	41
Total adjustments	327	117
Net cash provided by operating activities	340	160
Increase in cash and cash equivalents	340	160
Cash and cash equivalents at beginning of period	41,585	40,711
Cash and cash equivalents at end of period	$41,925	$40,871

Supplemental Disclosure:
Income taxes paid	$—	$76

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

These unaudited Condensed Consolidated Financial Statements do not include all disclosures that are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and should be read in conjunction with the audited Consolidated Financial Statements and the related notes included in our Annual Report on Form 10-K for the year ended  December 31, 2024 (the "2024 Annual Report") filed within the Securities and Exchange Commission (the "SEC") on March 31, 2025. The consolidated financial information as of  December 31, 2024 included herein has been derived from the audited Consolidated Financial Statements in the 2024 Annual Report.

The Condensed Consolidated Financial Statements include the accounts of The LGL Group, Inc., its majority-owned subsidiaries, and variable interest entities ("VIEs") of which we are the primary beneficiary.

In the opinion of management, these Condensed Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments, including eliminations of material intercompany accounts and transactions) considered necessary for a fair statement of the results presented herein. Operating results for the three months ended  March 31, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025.

2. Summary of Significant Accounting Policies

During the three months ended March 31, 2025, there were no material changes to our significant accounting policies included in the  2024 Annual Report.  For additional information, refer to Note 2 to the audited Consolidated Financial Statements in the  2024  Annual Report.

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

We performed an assessment to determine if there were any indicators of impairment as a result of the operating conditions resulting as of the periods ended  March 31, 2025 and December 31, 2024. We concluded that, while there were events and circumstances in the macro-environment that did impact us, we did not experience any entity-specific indicators of asset impairment and no triggering events occurred.

Accounting Standards Adopted

Segment Reporting

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, "Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures" ("ASU 2023-07"), to address improvements to reportable segment disclosures. The standard primarily requires the following disclosure on an annual and interim basis: (i) significant segment expenses that are regularly provided to chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss; and (ii) other segment items and description of its composition. The standard also requires current annual disclosures about a reportable segment's profits or losses and assets to be disclosed in interim periods and the title and position of the CODM with an explanation of how the CODM uses the report measure(s) of segment profits or losses in assessing segment performance. The provisions of the standard are effective for public companies for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The standard is applied retrospectively to all prior periods presented. The Company adopted this standard in December 2024. Refer to Note 3 - Segment Information for further information.

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

3. Segment Information

Chief Operating Decision Maker

The Company's chief operating decision maker ("CODM") is the Chief Executive Officer.

Reportable Segments

The Company reports its results from operations consistent with the manner in which the CODM reviews the business to assess performance and allocation resources. As such, the Company reports its results in two business segments: Electronic Instruments and Merchant Investment. A brief description of each segment is below:

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

The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as consolidated Total assets. The CODM uses Total assets of each segment to allocate overhead expenses incurred by the Corporate segment.

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

The following tables presents LGL Group's operations by segment:

	Three Months Ended March 31, 2025
	Electronic Instruments	Merchant Investment	Corporate	Consolidated
Revenues:
Net sales	$498	$—	$—	$498
Net investment income	—	247	170	417
Net gains (losses)	—	—	3	3
Total revenues	498	247	173	918

Less:
Manufacturing cost of sales	237	—	—	237
Engineering	57	—	—	57
Commissions	19	—	—	19
Sales and marketing	57	—	—	57
Accounting	—	—	75	75
Compensation	56	—	192	248
Corporate allocations (a)	11	93	(104)	—
Other segment items (b)	42	1	141	184
Engineering, selling and administrative	242	94	304	640
Total expenses	479	94	304	877
Segment profit (loss)	$19	$153	$(131)	$41

Reconciliation of Segment profit (loss) to Income (loss) from operations before income taxes
Adjustments and reconciling items				—
Income from operations before income taxes				$41

	Three Months Ended March 31, 2024
	Electronic Instruments	Merchant Investment	Corporate	Consolidated
Revenues:
Net sales	$392	$—	$—	$392
Net investment income	—	289	210	499
Net (losses) gains	—	—	(3)	(3)
Total revenues	392	289	207	888

Less:
Manufacturing cost of sales	204	—	—	204
Engineering	39	—	—	39
Commissions	19	—	—	19
Sales and marketing	33	—	—	33
Accounting	—	—	156	156
Compensation	58	—	130	188
Corporate allocations (a)	9	49	(58)	—
Other segment items (b)	28	—	142	170
Engineering, selling and administrative	186	49	370	605
Total expenses	390	49	370	809
Segment profit (loss)	$2	$240	$(163)	$79

Reconciliation of Segment profit (loss) to Income (loss) from operations before income taxes
Adjustments and reconciling items				—
Income from operations before income taxes				$79
(a)	The Electronic Instruments and Merchant Investment segments are allocated overhead expenses from the Corporate segment based on each segment's asset as a percentage of Total assets.
(b)	Other segment items for each reportable segment includes the following:
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

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

Other Segment Disclosures

The following tables presents other segment information by segment for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	Electronic Instruments	Merchant Investment	Corporate	Total	Adjustments and Reconciling Items	Consolidated
Interest revenue (a)	$—	$247	$170	$417	$—	$417
Amortization (b)	6	—	—	6	—	6
Other significant non-cash items
Stock-based compensation (c)	—	—	9	9	—	9

Capital expenditures	—	—	—	—	—	—

	Three Months Ended March 31, 2024
	Electronic Instruments	Merchant Investment	Corporate	Total	Adjustments and Reconciling Items	Consolidated
Interest revenue (a)	$—	$289	$210	$499	$—	$499
Amortization (b)	5	—	—	5	—	5
Other significant non-cash items
Stock-based compensation (c)	—	—	9	9	—	9

Capital expenditures	—	—	—	—	—	—
(a)	Interest revenue is included in Net investment income on the Condensed Consolidated Statements of Operations.
(b)	Amortization is included within the other segment expense captions. such as Manufacturing cost of sales, Engineering, or Other segment items.
(c)	Stock-based compensation is included within the Compensation expense caption.

The following tables present other segment information by segment as of  March 31, 2025 and December 31, 2024:

	March 31, 2025
	Electronic Instruments	Merchant Investment	Corporate	Total	Adjustments and Reconciling Items	Consolidated
Total assets	$998	$24,993	$17,311	$43,302	$—	$43,302

	December 31, 2024
	Electronic Instruments	Merchant Investment	Corporate	Total	Adjustments and Reconciling Items	Consolidated
Total assets	$1,249	$24,748	$17,148	$43,145	$—	$43,145

4. Investments

Marketable Securities

Details of marketable securities held as of  March 31, 2025 and  December 31, 2024 are as follows:

	March 31, 2025
			Cumulative
			Unrealized
	Fair Value	Basis	Loss
Equity securities	$20	$34	$(14)
Total	$20	$34	$(14)

	December 31, 2024
			Cumulative
			Unrealized
	Fair Value	Basis	Loss
Equity securities	$17	$34	$(17)
Total	$17	$34	$(17)

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

Net Investment Income

Net investment income represents income primarily from the following sources:

•	Income earned from investments in money market funds (recorded in Cash and cash equivalents)
•	Dividends received from Marketable securities
•	Income from unconsolidated or equity method investments

The following table presents the components of Net investment income:

	Three Months Ended March 31,
	2025	2024
Interest on cash and cash equivalents	$417	$499
Net investment income	$417	$499

Net Gains (Losses)

Net gains and losses are determined by specific identification. The net realized gains and losses are generated primarily from the following sources:

•	Realized gains and losses from investments in Marketable securities
•	Changes in the fair value of investments in Marketable securities
•	Change in the fair value of derivatives

The following table presents the components of Net gains (losses):

	Three Months Ended March 31,
	2025	2024
Marketable securities	$3	$(3)
Net gains (losses)	$3	$(3)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of inputs used:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a)	$41,641	$—	$—	$41,641
Marketable securities:
Equity securities	20	—	—	20
Total marketable securities	20	—	—	20
Total	$41,661	$—	$—	$41,661

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a)	$41,185	$—	$—	$41,185
Marketable securities:
Equity securities	17	—	—	17
Total marketable securities	17	—	—	17
Total	$41,202	$—	$—	$41,202
(a)	As of March 31, 2025 and December 31, 2024, included investments in money market mutual funds managed or advised by GAMCO Investors, Inc.

There were no liabilities subject to fair value on a recurring basis as of March 31, 2025 and December 31, 2024.

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

As of  March 31, 2025 and December 31, 2024, the Company did not write down any assets to fair value.

Fair Value Information about Financial Instruments Not Measured at Fair Value

As of  March 31, 2025 and December 31, 2024, the Company did not have any assets or liabilities classified as financial instruments that were not measured at fair value.

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

Consolidated VIEs

The Company's only consolidated VIE is LGL Systems.

The following table summarizes the assets and liabilities of LGL Systems included in the Condensed Consolidated Balance Sheets:

	March 31, 2025	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$3,095	$3,066
Accounts receivable	17	17
Total current assets	3,112	3,083
Total assets	$3,112	$3,083

Total liabilities	$—	$—

As of  March 31, 2025 and December 31, 2024, the non-controlling interests in LGL Systems was $2,029 and $2,010, respectively.

Unconsolidated VIEs

The Company's only unconsolidated VIE is LGL Nevada.

We calculate our maximum exposure to loss to be (i) the amount invested in the debt or equity of the VIE and (ii) other commitments and guarantees to the VIE.

	March 31, 2025	December 31, 2024
Total assets	$606	$603

Maximum exposure to loss:
On-balance sheet (a)	4	4
Off-balance sheet (b)	—	—
Total	$4	$4
(a)	As of March 31, 2025 and December 31, 2024, our investment in LGL Nevada was recorded in Other assets in the Condensed Consolidated Balance Sheets.
(b)	This amount represents our remaining unfunded commitment to LGL Nevada.

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

The following table summarizes income and expenses from transactions with related parties for the three months ended  March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025		2024
	Income	Expense	Income	Expense
GAMCO Investors, Inc.	$348	$—	$408	$—
M-tron Industries, Inc.	—	(14)	—	(14)
Total	$348	$(14)	$408	$(14)

The following table summarizes assets and liabilities with related parties as of  March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
GAMCO Investors, Inc.	$34,702	$—	$34,242	$—
M-tron Industries, Inc.	—	68	—	59
Total	$34,702	$68	$34,242	$59

The material agreements whereby the Company generates revenues and expenses with affiliated entities are discussed below:

Investment Activity with GAMCO Investors, Inc.

Certain balances held and invested in various mutual funds are managed or advised by GAMCO Investors, Inc. or one of its subsidiaries (collectively, "GAMCO" or the "Fund Manager"), which is related to the Company through certain of our shareholders. Investments in related party mutual funds are overseen by the independent Investment Committee of the Board of Directors (the "Investment Committee"). The Investment Committee meets regularly to review the alternatives and has determined the current investments most reflect the Company's objective of lower cost, market return and adherence to having a larger proportion of underlying investments directly in United States Treasuries. For the three months ended March 31, 2025 and 2024, the Company paid the Fund Manager a fund management fee of approximately 8 basis points per annum, respectively, of the asset balances under management, which are not paid directly by the Company and are deducted prior to a fund striking its net asset value.

As of March 31, 2025, the balance with the Fund Manager totaled $34,702, all of which is classified within Cash and cash equivalents on the Condensed Consolidated Balance Sheets. As of December 31, 2024, the balance with the Fund Manager totaled $34,242, all of which is classified within Cash and cash equivalents on the Condensed Consolidated Balance Sheets.

For the three months ended March 31, 2025, the Company earned income on its investments with the Fund Manager totaling $348, all of which was included in Net investment income on the Condensed Consolidated Statements of Operations. For the three months ended  March 31, 2024, the Company earned income on its investments with the Fund Manager totaling $408, of which $408 was included in Net investment income and $0 was included in Net (losses) gains on the Condensed Consolidated Statements of Operations.

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

For the three months ended March 31, 2025 and 2024, the Company paid MtronPTI $12 under the terms of the MtronPTI TSA, which were recorded in Engineering, selling and administrative on the Condensed Consolidated Statements of Operations.

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

For the three months ended March 31, 2025 and 2024, no taxes related to the Distribution have been recorded in the Condensed Consolidated Financial Statements.

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

Other Transactions

MtronPTI and LGL Group have agreed to share salaries and benefits related to certain employees incurred by the Company. For the three months ended March 31, 2025 and 2024, MtronPTI reimbursed the Company $26 of the salaries and benefits of certain employees, which represents 50% of those costs and were recorded as a reduction to Engineering, selling and administrative on the Condensed Consolidated Statements of Operations.

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

The effective tax rate on continuing operations for the three months ended March 31, 2025 and 2024 was 68.3% and 46.2%, respectively. The effective tax rate differed from the statutory tax rate of 21% primarily due to the impact of uncertain tax positions and state income taxes.

9. Stock-Based Compensation

Under the Company's 2021 Incentive Plan (the "Plan"), and the prior 2011 Incentive Plan, as amended, stock-based compensation may be issued to employees and non-employee directors. As of March 31, 2025, 938,914 shares remained available for future issuance under the Plan.

The following table summarizes stock-based compensation expense, which includes expenses related to awards granted under the Plan for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Restricted stock awards	$9	$9
Total	$9	$9

Restricted Stock Awards

The following table summarizes restricted stock awards activity for the period indicated:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value
Balance as of December 31, 2024	20,118	$5.22	$105
Granted	16,156	6.50	105
Vested	—	—	—
Canceled	—	—	—
Balance as of March 31, 2025	36,274	$5.79	$210

As of March 31, 2025, there was $163 of total unrecognized compensation cost related to unvested shares granted. The cost is expected to be recognized over a weighted average period of 2.2 years.

10. Stockholders' Equity

Shares Outstanding

The following table presents a rollforward of outstanding shares for the periods indicated:

	Three Months Ended March 31, 2025			Year Ended December 31, 2024
	Common Stock Issued	Held in Treasury	Common Stock Outstanding	Common Stock Issued	Held in Treasury	Common Stock Outstanding
Shares, beginning of year	5,454,639	(81,584)	5,373,055	5,454,639	(81,584)	5,373,055
Stock-based compensation	16,156	—	16,156	—	—	—
Shares, end of period	5,470,795	(81,584)	5,389,211	5,454,639	(81,584)	5,373,055

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

11. Earnings Per Share ("EPS")

The following table presents a reconciliation of Net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Numerator for EPS:
Income from continuing operations	$13	$43
Less: Net income from continuing operations attributable to non-controlling interests	19	22
Net (loss) income attributable to LGL Group common stockholders	$(6)	$21

Denominator for EPS:
Weighted average common shares outstanding - basic	5,352,937	5,352,937
Dilutive effects:
Warrants	—	246,422
Restricted stock	—	5,071
Weighted average common shares outstanding - diluted	5,352,937	5,604,430

(Loss) income per common share attributable to LGL Group common stockholders:
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$0.00
(a)

For the three months ended March 31, 2025, diluted weighted average shares used for calculating earnings per share excludes warrants to purchase 1,051,664 shares of common stock as well as 36,274 shares from restricted stock awards as the inclusion of these instruments would be anti-dilutive to the earnings per share calculation.

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

The components of inventory as of  March 31, 2025 and  December 31, 2024 are summarized below:

	March 31, 2025	December 31, 2024
Raw materials	$316	$302
Work in process	9	5
Finished goods	—	31
Total gross inventory	325	338
Reserve for excess and obsolete inventory	(84)	(71)
Inventories, net	$241	$267

Intangible Assets, Net

The components of intangible assets as of  March 31, 2025 and  December 31, 2024 are summarized below:

	March 31, 2025	December 31, 2024
Intellectual property	$214	$214
Gross intangible assets	214	214
Less: Accumulated amortization	(184)	(178)
Intangible assets, net	$30	$36

14. Domestic and Foreign Revenues

Significant foreign revenues from operations (10% or more of foreign sales) were as follows:

	Three Months Ended March 31,
	2025	2024
Spain	$100	$48
Norway	34	—
United Kingdom	32	—
Australia	30	—
India	—	84
Romania	—	94
All other foreign countries	54	33
Total foreign revenues	$250	$259
Total domestic revenue	$248	$133

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

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with the audited consolidated financial statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 31, 2025. The terms "LGL," "LGL Group," "we," "our," "us," or the "Company" refer to The LGL Group, Inc. and its consolidated subsidiaries and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated financial statements and the notes thereto.

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

As of March 31, 2025, LGL Group had investments (classified within Cash and cash equivalents and Marketable securities) with a fair value of approximately $24.9 million. The Company accounts for its Marketable securities under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 321, Investments - Equity Securities ("ASC 321") and as such, its Marketable securities are reported at fair value on its consolidated balance sheets.

Trends and Uncertainties

We are not aware of any material trends or uncertainties, other than global macroeconomic conditions affecting our industry generally that may reasonably be expected to have a material impact, favorable or unfavorable, on our revenues or income other than those listed below and those listed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 31, 2025.

Changing Interest Rates

The U.S. Federal Reserve decreased the federal funds rate a total of four times throughout 2024, resulting in a range from 4.25% to 4.50% as of December 31, 2023. Through the date of filing of this Quarterly Report on Form 10-Q, the Federal Reserve has maintained the federal funds rate in the same range as of December 31, 2024. It is expected that the U.S. Federal Reserve will continue to decrease the federal funds rate during 2025; however, the timing of any such decrease remains unclear. If interest rates continue to decline, the returns generated by our investments in U.S. Treasuries could be adversely impacted.

Tariffs

The current U.S. federal administration has imposed tariffs on certain products and materials entering the United States imported from other countries. Additionally, foreign governments have imposed retaliatory tariffs on products and materials exported from the United States. The increase in tariffs could have an adverse impact on Manufacturing cost of sales as these tariffs could increase our costs at a higher rate than our revenues, the extent of which is unknown as the Company is pursuing various avenues to reduce the potential impact.

Results of Operations - Consolidated

The following table presents our Condensed Statements of Operations for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2025	2024	$ Change	% Change
Revenues:
Net sales	$498	$392	$106	27.0%
Net investment income	417	499	(82)	-16.4%
Net gains (losses)	3	(3)	6	-200.0%
Total revenues	918	888	30	3.4%
Expenses:
Manufacturing cost of sales	237	204	33	16.2%
Engineering, selling and administrative	640	605	35	5.8%
Total expenses	877	809	68	8.4%
Income from operations before income taxes	41	79	(38)	-48.1%
Income tax expense	28	36	(8)	-22.2%
Net income	13	43	(30)	-69.8%
Less: Net income attributable to non-controlling interests	19	22	(3)	-13.6%
Net (loss) income attributable to LGL Group common stockholders	$(6)	$21	$(27)	-128.6%

Three months ended March 31, 2025 compared to three months ended March 31, 2024

Total Revenues

Total revenues increased $30, or 3.4%, from $888 for the three months ended March 31, 2024 to $918 for the three months ended March 31, 2025. The increase was primarily due to a $106, or 27.0%, increase in Net sales from $392 for the three months ended March 31, 2024 to $498 for the three months ended March 31, 2025 primarily due to higher backlog as of December 31, 2024.

The increase is partially offset by a $82, or 16.4%, decrease in Net investment income from $499 for the three months ended March 31, 2024 to $417 for the three months ended March 31, 2025 primarily due to lower yields on investments in U.S. Treasury money market funds.

Total Expenses

Total expenses increased $68, or 8.4%, from $809 for the three months ended March 31, 2024 to $877 for the three months ended March 31, 2025. The following items contributed to the increase:

•	a $33, or 16.2%, increase in Manufacturing costs of sales from $204 for the three months ended March 31, 2024 to $237 for the three months ended March 31, 2025 driven by the increase in revenues; and
•

a $35, or 5.8%, increase in Engineering, selling and administrative from $605 for the three months ended March 31, 2024 to $640 for the three months ended March 31, 2025 driven by higher wages and benefits partially offset by lower professional services fees.

Gross Margin

Gross margin (Net sales less Manufacturing cost of sales as a percentage of Net sales) increased 450 basis points from 48.0% for the three months ended March 31, 2024 to 52.4% for the three months ended March 31, 2025 reflecting a higher margin product mix.

Income Tax Expense

Income tax expense decreased $8, or 22.2%, from $36 for the three months ended March 31, 2024 to $28 for the three months ended March 31, 2025 primarily due to the decrease in Income from continuing operations.

Net Income Attributable to Non-Controlling Interests

Net income attributable to non-controlling interests decreased $3 from $22 for the three months ended March 31, 2024 to $19 for the three months ended March 31, 2025 primarily due to lower yields on U.S. Treasury money market funds.

Backlog

As of March 31, 2025, our order backlog was $295, a decrease of $41, or 12.2%, from $336 as of December 31, 2024 and a decrease of $46, or 13.5%, from $341 as of March 31, 2024. The backlog of unfilled orders includes amounts based on signed contracts likely to be fulfilled largely in the next 12 months but usually will ship within the next 90 days. Order backlog is adjusted quarterly to reflect project cancellations, deferrals, and revised project scope and cost, if any.

Results of Operations - Operating Segments

Electronic Instruments

The following table presents income from continuing operations of our Electronic Instruments segment for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2025	2024	$ Change	% Change
Revenues:
Net sales	$498	$392	$106	27.0%
Total revenues	498	392	106	27.0%
Expenses:
Manufacturing cost of sales	237	204	33	16.2%
Engineering, selling and administrative	242	186	56	30.1%
Total expenses	479	390	89	22.8%
Income from operations before income taxes	$19	$2	$17	850.0%

Three months ended March 31, 2025 compared to three months ended March 31, 2024

Income from Continuing Operations Before Income Taxes

Income from continuing operations before income taxes increased $17, or 850.0%, from $2 for the three months ended March 31, 2024 to $19 for the three months ended March 31, 2025. The increase was primarily due to a $106, or 27.0%, increase in Net sales reflecting higher backlog as of December 31, 2024 partially offset by the $89, or 22.8%, increase in Total expenses driven by higher Manufacturing cost of sales as well as engineering and sales and marketing costs.

Merchant Investment

The following table presents income from continuing operations of our Merchant Investment segment for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2025	2024	$ Change	% Change
Revenues:
Net investment income	$247	$289	$(42)	-14.5%
Total revenues	247	289	(42)	-14.5%
Expenses:
Engineering, selling and administrative	94	49	45	91.8%
Total expenses	94	49	45	91.8%
Income from operations before income taxes	$153	$240	$(87)	-36.3%

Three months ended March 31, 2025 compared to three months ended March 31, 2024

Income from Continuing Operations Before Income Taxes

Income from continuing operations before income taxes decreased $87 from $240 for the three months ended March 31, 2024 to $153 for the three months ended March 31, 2025 due to lower yields on investments in U.S. Treasury money market funds as well as higher corporate allocations.

Corporate

The following table presents income from continuing operations of our Corporate segment for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2025	2024	$ Change	% Change
Revenues:
Net investment income	$170	$210	$(40)	-19.0%
Net gains (losses)	3	(3)	6	-200.0%
Total revenues	173	207	(34)	-16.4%
Expenses:
Engineering, selling and administrative	304	370	(66)	-17.8%
Total expenses	304	370	(66)	-17.8%
Loss from continuing operations before income taxes	$(131)	$(163)	$32	-19.6%

Three months ended March 31, 2025 compared to three months ended March 31, 2024

Loss from Continuing Operations Before Income Taxes

Loss from continuing operations before income taxes decreased $32, or 19.6%, from ($163) for the three months ended March 31, 2024 to ($131) for the three months ended March 31, 2025. The decrease was primarily due to lower yields on investments in U.S. Treasury money market funds partially offset by higher corporate allocations to the Merchant Investment and Electronic Instruments segments.

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

As of March 31, 2025 and December 31, 2024, Cash and cash equivalents were $41,925 and $41,585, respectively.

Cash Flow Activity

The following table presents the cash flow activity for the periods indicated:

	As of March 31,
(in thousands)	2025	2024
Cash and cash equivalents, beginning of period	$41,585	$40,711
Cash provided by operating activities	340	160
Net change in cash and cash equivalents	340	160
Cash and cash equivalents, end of period	$41,925	$40,871

Operating Activities

Cash provided by operating activities was $340 for the three months ended March 31, 2025 compared to $160 for the three months ended March 31, 2024, an increase of $180, primarily due to:

•	Deferred income taxes decreased $1 from $23 for the three months ended March 31, 2024 to $22 for the three months ended March 31, 2025.
•	Net change in operating assets and liabilities increased $216 from $77 for the three months ended March 31, 2024 to $293 for the three months ended March 31, 2025.

Our working capital metrics and ratios were as follows:

(in thousands)	March 31, 2025	December 31, 2024
Current assets	$42,820	$42,642
Less: Current liabilities	1,013	904
Working capital	$41,807	$41,738

Current ratio	42.3	47.2

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

Contractual Obligations

As of March 31, 2025, there have been no material changes in our contractual obligations from December 31, 2024, a description of which may be found in Part II, Item 7. Management Discussion and Analysis - Liquidity and Capital Resources - Contractual Obligations in the 2024 Annual Report.

Critical Accounting Estimates

Our accompanying Condensed Consolidated Financial Statements are prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying footnotes. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions. For a discussion of the Company’s critical accounting estimates, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2025 was conducted under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2025, were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or our subsidiaries are a party or to which our properties are subject.

Item 1A.	Risk Factors

For a discussion of the Company's potential risks and uncertainties, refer to Part I, Item 1A. Risk Factors in the  2024 Annual Report and  Trends and  Uncertainties in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2. of this Quarterly Report on Form 10-Q.

We are not aware of any material trends or uncertainties, other than national economic conditions affecting our industry generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on our revenues or income other than those listed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 5.	Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2025, none of our directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K of the Exchange Act.

2025 Annual Meeting of Stockholders

The Board of Directors of The LGL Group, Inc. ("LGL Group" or the "Company") has determined that the Company's 2025 Annual Meeting of Stockholders (the "2025 Annual Meeting") will be held on Monday, June 2, 2025, at 10:00 a.m. ET. The Board has established the close of business on April 25, 2025, as the record date for the determination of stockholders who are entitled to notice of, and to vote at, the 2025 Annual Meeting and any adjournments or postponements thereof.

On April 16, 2025, the Company filed a Current Report on Form 8-K to inform stockholders that the 2025 Annual Meeting of Stockholders had changed by more than 30 days from the date of the Company's 2024 Annual Meeting of Stockholders (the "2024 Annual Meeting") and to provide the due date for the submission of any qualified stockholder proposals or qualified stockholder nominations, as the deadline for stockholders' nominations or proposals for consideration at the 2025 Annual Meeting set forth in the Company's proxy statement for the 2024 Annual Meeting no longer apply.

Stockholders of the Company who wish to have a proposal considered for inclusion in the Company's proxy materials for the 2025 Annual Meeting pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), must ensure that such proposal is delivered or mailed to and received by the Company's Corporate Secretary at 2525 Shader Road, Orlando, Florida 32804, no later than April 17, 2025, which the Company has determined to be a reasonable time before it expects to begin to print and distribute its proxy materials. Such proposals must comply with all applicable procedures and requirements of Rule 14a-8.

Any stockholder who intends to submit a director nomination or who intends to submit a proposal regarding any other matter of business at the 2025 Annual Meeting other than in accordance with Rule 14a-8 or otherwise must similarly make such that such nomination or proposal and related notice comply with all applicable results of the Securities and Exchange Commission, the Delaware General Corporation Law and the Company's Bylaws, as amended, and are delivered to, or mailed and received at, the Company's principal executive offices on or before the close of business on April 26, 2025, which is the 10th day following the day on which the Company made a public announcement of the date of the 2025 Annual Meeting. Any director nominations and stockholder proposals received after this deadline will be considered untimely and will not be considered for inclusion in the proxy materials for the 2025 Annual Meeting nor will it be considered at the 2025 Annual Meeting.

Item 6.	Exhibits

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K):

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.
2.1	Subscription Agreement, dated December 31, 2024, by and among The LGL Group, Inc. and Morgan Group Holding Co. (1)	10-K	001-00106	2.2	March 31, 2025

3.	Articles of Incorporation and Bylaws.
3.1	Certificate of Incorporation of The LGL Group, Inc.	8-K	001-00106	3.1	August 31, 2007
3.2	The LGL Group, Inc. By-Laws.	8-K	001-00106	3.2	August 31, 2007
3.3	The LGL Group, Inc. Amendment No. 1 to By-Laws.	8-K	001-00106	3.1	June 17, 2014
3.4	The LGL Group, Inc. Amendment No. 2 to By-Laws.	8-K	001-00106	3.4	February 21, 2020
3.5	The LGL Group, Inc. Amendment No. 3 to By-Laws.	8-K	001-00106	3.1	February 26, 2020
3.6	The LGL Group, Inc. Certificate of Amendment to Certificate of Incorporation.	8-K	001-00106	3.1	January 4, 2022

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101					X
*	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
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

THE LGL GROUP, INC. (Registrant)

May 15, 2025	By:	/s/ Marc Gabelli
MARC GABELLI
Chief Executive Officer (Principal Executive Officer)

May 15, 2025	By:	/s/ Patrick Huvane
PATRICK HUVANE
Executive Vice President - Business Development (Principal Financial Officer)