Form 10-Q
period 2025-06-30
LGL GROUP INC
filed 2025-08-14
CIK 61004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, the registrant had 5,394,253 shares of common stock, $0.01 par value per share, outstanding.

The LGL Group, Inc.

Form 10-Q for the Period Ended June 30, 2025

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

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

The LGL Group, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)	June 30, 2025	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$41,735	$41,585
Marketable securities	26	17
Accounts receivable, net of reserves of $52 and $52, respectively	263	493
Inventories, net	254	267
Prepaid expenses and other current assets	237	280
Total current assets	42,515	42,642
Right-of-use lease assets	276	308
Intangible assets, net	25	36
Deferred income tax assets	214	159
Total assets	$43,030	$43,145

Liabilities:
Current liabilities:
Accounts payable	277	333
Accrued compensation and commissions	242	291
Income taxes payable	84	79
Other accrued expenses	278	201
Total current liabilities	881	904
Other liabilities	1,017	1,001
Total liabilities	1,898	1,905

Contingencies (Note 12)

Stockholders' equity:
Common stock ($0.01 par value; 30,000,000 shares authorized; 5,470,795 and 5,454,639 shares issued as of June 30, 2025 and December 31, 2024, respectively, and 5,389,211 and 5,373,055 shares outstanding as of June 30, 2025 and December 31, 2024, respectively)	53	53
Treasury stock, at cost (81,584 shares as of June 30, 2025 and December 31, 2024)	(580)	(580)
Additional paid-in capital	46,309	46,385
Accumulated deficit	(6,685)	(6,628)
Total LGL Group stockholders' equity	39,097	39,230
Non-controlling interests	2,035	2,010
Total stockholders' equity	41,132	41,240
Total liabilities and stockholders' equity	$43,030	$43,145

See accompanying Notes to the Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2025	2024	2025	2024
Revenues:
Net sales	$491	$531	$989	$923
Net investment income	428	538	845	1,037
Net gains (losses)	5	(1)	8	(4)
Total revenues	924	1,068	1,842	1,956
Expenses:
Manufacturing cost of sales	211	214	448	418
Engineering, selling and administrative	744	617	1,384	1,222
Total expenses	955	831	1,832	1,640
(Loss) income from operations before income taxes	(31)	237	10	316
Income tax expense	14	76	42	112
Net (loss) income	(45)	161	(32)	204
Less: Net income attributable to non-controlling interests	6	24	25	46
Net (loss) income attributable to LGL Group common stockholders	$(51)	$137	$(57)	$158

(Loss) income per common share attributable to LGL Group common stockholders:
Basic	$(0.01)	$0.03	$(0.01)	$0.03
Diluted	$(0.01)	$0.02	$(0.01)	$0.03

Weighted average shares outstanding:
Basic	5,352,937	5,352,937	5,352,937	5,352,937
Diluted	5,352,937	5,482,543	5,352,937	5,548,869

See accompanying Notes to the Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total LGL Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at March 31, 2025	$53	$(580)	$46,394	$(6,634)	$39,233	$2,029	$41,262
Net (loss) income attributable to LGL Group or non-controlling interests	—	—	—	(51)	(51)	6	(45)
Stock-based compensation	—	—	17	—	17	—	17
Warrant-related costs	—	—	(102)	—	(102)	—	(102)
Balance at June 30, 2025	$53	$(580)	$46,309	$(6,685)	$39,097	$2,035	$41,132

(in thousands, except share data)	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total LGL Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at March 31, 2024	$53	$(580)	$46,358	$(7,039)	$38,792	$1,942	$40,734
Net income attributable to LGL Group or non-controlling interests	—	—	—	137	137	24	161
Stock-based compensation	—	—	9	—	9	—	9
Warrant-related costs	—	—	—	—	—	—	—
Balance at June 30, 2024	$53	$(580)	$46,367	$(6,902)	$38,938	$1,966	$40,904

See accompanying Notes to the Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total LGL Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2024	$53	$(580)	$46,385	$(6,628)	$39,230	$2,010	$41,240
Net (loss) income attributable to LGL Group or non-controlling interests	—	—	—	(57)	(57)	25	(32)
Stock-based compensation	—	—	26	—	26	—	26
Warrant-related costs	—	—	(102)	—	(102)	—	(102)
Balance at June 30, 2025	$53	$(580)	$46,309	$(6,685)	$39,097	$2,035	$41,132

(in thousands, except share data)	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total LGL Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2023	$53	$(580)	$46,349	$(7,060)	$38,762	$1,920	$40,682
Net income attributable to LGL Group or non-controlling interests	—	—	—	158	158	46	204
Stock-based compensation	—	—	18	—	18	—	18
Warrant-related costs	—	—	—	—	—	—	—
Balance at June 30, 2024	$53	$(580)	$46,367	$(6,902)	$38,938	$1,966	$40,904

See accompanying Notes to the Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands, except share data)	2025	2024
Cash flows from operating activities:
Net (loss) income	$(32)	$204
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Noncash revenues, expenses, gains and losses included in income:
Amortization of finite-lived intangible assets	11	11
Stock-based compensation	26	18
Unrealized loss (gain) on marketable securities	(9)	4
Deferred income taxes	(33)	17
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	230	17
Decrease (increase) in inventories, net	13	(132)
Decrease in prepaid expenses and other assets	43	37
(Increase) decrease in accounts payable, accrued compensation, income taxes and commissions and other	(99)	187
Total adjustments	182	159
Net cash provided by operating activities	150	363
Increase in cash and cash equivalents	150	363
Cash and cash equivalents at beginning of period	41,585	40,711
Cash and cash equivalents at end of period	$41,735	$41,074

Non-cash financing activity:
Warrant-related costs	$(102)	$—

Supplemental disclosure:
Income taxes paid	$47	$76

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

These unaudited Condensed Consolidated Financial Statements do not include all disclosures that are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and should be read in conjunction with the audited Consolidated Financial Statements and the related notes included in our Annual Report on Form 10-K for the year ended  December 31, 2024 (the "2024 Annual Report") filed with the Securities and Exchange Commission (the "SEC") on March 31, 2025. The consolidated financial information as of  December 31, 2024 included herein has been derived from the audited Consolidated Financial Statements in the 2024 Annual Report

The Condensed Consolidated Financial Statements include the accounts of The LGL Group, Inc., its majority-owned subsidiaries, and variable interest entities ("VIEs") of which we are the primary beneficiary.

In the opinion of management, these Condensed Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments, including eliminations of material intercompany accounts and transactions) considered necessary for a fair statement of the results presented herein. Operating results for the three and six months ended  June 30, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025.

2. Summary of Significant Accounting Policies

During the three and six months ended June 30, 2025, there were no material changes to our significant accounting policies included in the  2024 Annual Report.  For additional information, refer to Note 2 to the audited Consolidated Financial Statements in the 2024  Annual Report.

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

We performed an assessment to determine if there were any indicators of impairment as a result of the operating conditions resulting as of the periods ended  June 30, 2025 and December 31, 2024. We concluded that, while there were events and circumstances in the macro-environment that did impact us, we did not experience any entity-specific indicators of asset impairment and no triggering events occurred.

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

Reportable Segments

The Company reports its results from operations consistent with the manner in which the CODM reviews the business to assess performance and allocate resources. As such, the Company report its results in two reportable business segments: Electronic Instruments and Merchant Investment. A brief description of each segment is below:

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

The CODM assesses the performance of and decide how to allocate resources to each reporting segment based on Segment profit (loss), which is total revenues less Manufacturing cost of sales and Engineering, selling, and administrative. The CODM uses Segment profit (loss) to evaluate the overall profitability of the Electronic Instruments, Merchant Investment, and Corporate segments. Additionally, the CODM uses Segment profit (loss) to allocate resources in the annual budgeting and forecasting process. The CODM considers budget-to-actual variances when making decisions about allocating capital to each segment.

The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as consolidated Total assets. The CODM uses Total assets of each segment to allocate overhead expenses incurred by the Corporate segment.

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

The following tables presents LGL Group's operations by segment:

	Three Months Ended June 30, 2025
	Electronic Instruments	Merchant Investment	Corporate	Consolidated
Revenues:
Net sales	$491	$—	$—	$491
Net investment income	—	262	166	428
Net gains (losses)	—	—	5	5
Total revenues	491	262	171	924

Less:
Manufacturing cost of sales	211	—	—	211
Engineering	57	—	—	57
Commissions	21	—	—	21
Sales and marketing	35	—	—	35
Accounting	—	—	50	50
Compensation	52	—	157	209
Corporation allocations (a)	11	93	(104)	—
Other segment items (b)	36	21	315	372
Engineering, selling and administrative	212	114	418	744
Total expenses	423	114	418	955
Segment profit (loss)	$68	$148	$(247)	$(31)

Reconciliation of Segment profit (loss) to Income (loss) from operations before income taxes
Adjustments and reconciling items				—
Loss from operations before income taxes				$(31)

	Three Months Ended June 30, 2024
	Electronic Instruments	Merchant Investment	Corporate	Consolidated
Revenues:
Net sales	$531	$—	$—	$531
Net investment income	—	315	223	538
Net gains (losses)	—	—	(1)	(1)
Total revenues	531	315	222	1,068

Less:
Manufacturing cost of sales	214	—	—	214
Engineering	48	—	—	48
Commissions	36	—	—	36
Sales and marketing	47	—	—	47
Accounting	—	—	32	32
Compensation	62	—	146	208
Corporation allocations (a)	10	77	(87)	—
Other segment items (b)	40	1	205	246
Engineering, selling and administrative	243	78	296	617
Total expenses	457	78	296	831
Segment profit (loss)	$74	$237	$(74)	$237

Reconciliation of Segment profit (loss) to Income (loss) from operations before income taxes
Adjustments and reconciling items				—
Loss from operations before income taxes				$237
(a)	The Electronic Instruments and Merchant Investment segments are allocated overhead expenses from the Corporate segment based on each segment's asset as a percentage of Total assets.
(b)	Other segment items for each reportable segment includes the following:
Electronic Instruments - rent, amortization, professional service fees, and certain other overhead expenses.
Merchant Investment - legal expense and certain other overhead expenses.
Corporate - legal expense, insurance expense, filing fees, fees paid to MtronPTI under Amended and Restated Transitional Administrative and Management Services agreement, and certain other overhead expenses.

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

	Six Months Ended June 30, 2025
	Electronic Instruments	Merchant Investment	Corporate	Consolidated
Revenues:
Net sales	$989	$—	$—	$989
Net investment income	—	509	336	845
Net gains (losses)	—	—	8	8
Total revenues	989	509	344	1,842

Less:
Manufacturing cost of sales	448	—	—	448
Engineering	114	—	—	114
Commissions	40	—	—	40
Sales and marketing	92	—	—	92
Accounting	—	—	125	125
Compensation	108	—	349	457
Corporation allocations (a)	22	186	(208)	—
Other segment items (b)	78	22	456	556
Engineering, selling and administrative	454	208	722	1,384
Total expenses	902	208	722	1,832
Segment profit (loss)	$87	$301	$(378)	$10

Reconciliation of Segment profit (loss) to Income (loss) from operations before income taxes
Adjustments and reconciling items				—
Income from operations before income taxes				$10

	Six Months Ended June 30, 2024
	Electronic Instruments	Merchant Investment	Corporate	Consolidated
Revenues:
Net sales	$923	$—	$—	$923
Net investment income	—	604	433	1,037
Net gains (losses)	—	—	(4)	(4)
Total revenues	923	604	429	1,956

Less:
Manufacturing cost of sales	418	—	—	418
Engineering	87	—	—	87
Commissions	55	—	—	55
Sales and marketing	80	—	—	80
Accounting	—	—	188	188
Compensation	120	—	276	396
Corporation allocations (a)	19	126	(145)	—
Other segment items (b)	68	1	347	416
Engineering, selling and administrative	429	127	666	1,222
Total expenses	847	127	666	1,640
Segment profit (loss)	$76	$477	$(237)	$316

Reconciliation of Segment profit (loss) to Income (loss) from operations before income taxes
Adjustments and reconciling items				—
Income from operations before income taxes				$316
(a)	The Electronic Instruments and Merchant Investment segments are allocated overhead expenses from the Corporate segment based on each segment's asset as a percentage of Total assets.
(b)	Other segment items for each reportable segment includes the following:
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

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

Other Segment Disclosures

The following tables presents other segment information by segment for the periods indicated:

	Three Months Ended June 30, 2025
	Electronic Instruments	Merchant Investment	Corporate	Total	Adjustments and Reconciling Items	Consolidated
Interest revenue (a)	$—	$262	$166	$428	$—	$428
Amortization (b)	5	—	—	5	—	5
Other significant non-cash items:
Stock-based compensation (c)	—	—	17	17	—	17

Capital expenditures	—	—	—	—	—	—

	Three Months Ended June 30, 2024
	Electronic Instruments	Merchant Investment	Corporate	Total	Adjustments and Reconciling Items	Consolidated
Interest revenue (a)	$—	$315	$223	$538	$—	$538
Amortization (b)	6	—	—	6	—	6
Other significant non-cash items:
Stock-based compensation (c)	—	—	9	9	—	9

Capital expenditures	—	—	—	—	—	—

	Six Months Ended June 30, 2025
	Electronic Instruments	Merchant Investment	Corporate	Total	Adjustments and Reconciling Items	Consolidated
Interest revenue (a)	$—	$509	$336	$845	$—	$845
Amortization (b)	11	—	—	11	—	11
Other significant non-cash items:
Stock-based compensation (c)	—	—	26	26	—	26

Capital expenditures	—	—	—	—	—	—

	Six Months Ended June 30, 2024
	Electronic Instruments	Merchant Investment	Corporate	Total	Adjustments and Reconciling Items	Consolidated
Interest revenue (a)	$—	$604	$433	$1,037	$—	$1,037
Amortization (b)	11	—	—	11	—	11
Other significant non-cash items:
Stock-based compensation (c)	—	—	18	18	—	18

Capital expenditures	—	—	—	—	—	—
(a)	Interest revenue is included in Net investment income on the Condensed Consolidated Statements of Operations.
(b)	Amortization is included within the other segment expense captions such as Manufacturing cost of sales, Engineering or Other segment items.
(c)	Stock-based compensation is included within the Compensation expense caption.

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

The following table presents LGL Group's identifiable assets by segment as of  June 30, 2025 and December 31, 2024:

	June 30, 2025
	Electronic Instruments	Merchant Investment	Corporate	Total	Adjustments and Reconciling Items	Consolidated
Total assets	$1,072	$25,235	$16,723	$43,030	$—	$43,030

	December 31, 2024
	Electronic Instruments	Merchant Investment	Corporate	Total	Adjustments and Reconciling Items	Consolidated
Total assets	$1,249	$24,748	$17,148	$43,145	$—	$43,145

4. Investments

Marketable Securities

Details of marketable securities held as of  June 30, 2025 and  December 31, 2024 are as follows:

	June 30, 2025
			Cumulative
			Unrealized
	Fair Value	Basis	(Loss) Gain
Equity securities	$26	$34	$(8)
Total	$26	$34	$(8)

	December 31, 2024
			Cumulative
			Unrealized
	Fair Value	Basis	(Loss) Gain
Equity securities	$17	$34	$(17)
Total	$17	$34	$(17)

Net Investment Income

Net investment income represents income primarily from the following sources:

•	Income earned from investments in money market funds (recorded in Cash and cash equivalents)
•	Dividends received from Marketable securities
•	Income from unconsolidated or equity method investments

The following table presents the components of Net investment income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest on cash and cash equivalents	$428	$538	$845	$1,037
Net investment income	$428	$538	$845	$1,037

Net Gains (Losses)

Net gains and losses are determined by specific identification. The net realized gains and losses are generated primarily from the following sources:

•	Realized gains and losses from investments in Marketable securities
•	Changes in the fair value of investments in Marketable securities

The following table presents the components of Net gains (losses):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Marketable securities	$5	$(1)	$8	$(4)
Net gains (losses)	$5	$(1)	$8	$(4)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of inputs used:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a)	$41,199	$—	$—	$41,199
Marketable securities:
Equity securities	26	—	—	26
Total marketable securities	26	—	—	26
Total	$41,225	$—	$—	$41,225

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a)	$41,185	$—	$—	$41,185
Marketable securities:
Equity securities	17	—	—	17
Total marketable securities	17	—	—	17
Total	$41,202	$—	$—	$41,202
(a)	As of June 30, 2025 and December 31, 2024, included investments in money market mutual funds managed or advised by GAMCO Investors, Inc.

There were no liabilities subject to fair value on a recurring basis as of  June 30, 2025 and December 31, 2024.

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

As of June 30, 2025 and December 31, 2024, the Company did not write down any assets to fair value.

Fair Value Information about Financial Instruments Not Measured at Fair Value

As of June 30, 2025 and December 31, 2024, the Company did not have any assets or liabilities classified as financial instruments that were not measured at fair value.

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

Consolidated VIEs

The Company's only consolidated VIE is LGL Systems.

The following table summarizes the assets and liabilities of LGL Systems included in the Condensed Consolidated Balance Sheets:

	June 30, 2025	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$3,106	$3,066
Accounts receivable	17	17
Total current assets	3,123	3,083
Total assets	$3,123	$3,083

Total liabilities	$—	$—

As of June 30, 2025 and December 31, 2024, the non-controlling interests in LGL Systems was $2,035 and $2,010, respectively.

Unconsolidated VIEs

The Company's only unconsolidated VIE is LGL Nevada.

We calculate our maximum exposure to loss to be (i) the amount invested in the debt or equity of the VIE and (ii) other commitments and guarantees to the VIE.

	June 30, 2025	December 31, 2024
Total assets	$609	$603

Maximum exposure to loss:
On-balance sheet (a)	4	4
Off-balance sheet	—	—
Total	$4	$4
(a)	As of June 30, 2025 and December 31, 2024, our investment in LGL Nevada was recorded in Other assets in the Condensed Consolidated Balance Sheets.

LGL Systems Nevada Management Partners LLC

LGL Nevada was formed in October 2019 for the purpose of performing key management and controls decisions of LGL Systems. The remaining 99.0% of ownership interests are held by four individuals, one of which is a member of Company management. In the event LGL Nevada resigns as manager of LGL Systems, it has the sole right to appoint a new manager.

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

The following tables summarize income and expenses from transactions with related parties for the three and six months ended  June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025		2024
	Income	Expense	Income	Expense
GAMCO Investors, Inc.	$366	$—	$441	$—
M-tron Industries, Inc.	—	22	—	(15)
Total	$366	$22	$441	$(15)

	Six Months Ended June 30,
	2025		2024
	Income	Expense	Income	Expense
GAMCO Investors, Inc.	$714	$—	$849	$—
M-tron Industries, Inc.	—	8	—	(29)
Total	$714	$8	$849	$(29)

The following table summarizes assets and liabilities with related parties as of  June 30, 2025 and  December 31, 2024:

	June 30, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
GAMCO Investors, Inc.	$35,069	$—	$34,242	$—
M-tron Industries, Inc.	—	128	—	59
Total	$35,069	$128	$34,242	$59

The material agreements whereby the Company generates revenues and expenses with affiliated entities are discussed below:

Investment Activity with GAMCO Investors, Inc.

Certain balances held and invested in various mutual funds are managed or advised by GAMCO Investors, Inc. or one of its subsidiaries (collectively, "GAMCO" or the "Fund Manager"), which is related to the Company through certain of our shareholders. All investments, including those in related party mutual funds, are overseen by the independent Investment Committee of the Board of Directors (the "Investment Committee"). The Investment Committee meets regularly to review the alternatives and has determined the current investments most reflect the Company's objective of lower cost, market return and adherence to having a larger proportion of underlying investments directly in United States Treasuries. For the three months ended  June 30, 2025 and 2024, the Company paid the Fund Manager a fund management fee of approximately 8 basis points per annum of the asset balances under management. For the six months ended  June 30, 2025 and 2024, the Company paid the Fund Manager a fund management fee of approximately 8 basis points per annum, respectively, of the asset balances under management. All fund management fees are not paid directly by the Company and are deducted prior to a fund striking its net asset value ("NAV").

As of June 30, 2025, the balance managed by the Fund Manager totaled $35,069, all of which was classified within Cash and cash equivalents on the Condensed Consolidated Balance Sheets. As of December 31, 2024, the balance managed by the Fund Manager totaled $34,242, all of which was classified within Cash and cash equivalents on the Condensed Consolidated Balance Sheets.

For the three months ended June 30, 2025, the Company earned income on its investments managed by the Fund Manager totaling $306, all of which was included in Net investment income on the Condensed Consolidated Statements of Operations. For the three months ended June 30, 2024, the Company earned income on its investments managed by the Fund Manager totaling $441, all of which was included in Net investment income on the Condensed Consolidated Statements of Operations.

For the six months ended June 30, 2025, the Company earned income on its investments managed by the Fund Manager totaling $714, all of which was included in Net investment income on the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2024, the Company earned income on its investments managed by the Fund Manager totaling $849, all of which was included in Net investment income on the Condensed Consolidated Statements of Operations.

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

For the three months ended June 30, 2025 and 2024, the Company paid MtronPTI $12 under the terms of the MtronPTI TSA, which were recorded in Engineering, selling and administrative on the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2025 and 2024, the Company paid MtronPTI $24 under the terms of the MtronPTI TSA, which were recorded in Engineering, selling and administrative on the Condensed Consolidated Statements of Operations.

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

For the three and six months ended June 30, 2025 and 2024, no taxes related to the Distribution have been recorded in the Condensed Consolidated Financial Statements.

Other Transactions

LGL Group and MtronPTI have agreed to share salaries and benefits related to certain employees incurred by the LGL Group and/or Mtron. For the three months ended June 30, 2025, the Company reimbursed the MtronPTI $10 of the salaries and benefits of certain employees. For the six months ended June 30, 2025, the MtronPTI reimbursed the Company $16 of the salaries and benefits of certain employees.

For the three and six months ended June 30, 2024, MtronPTI reimbursed the Company $27 and $53, respectively, of the salaries and benefits of certain employees.

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

The Company's effective tax rates on continuing operations for the three and six months ended June 30, 2025 were (45.2%) and 420.0%, respectively. The Company's effective tax rates on continuing operations for the three and six months ended June 30, 2024 were 32.1% and 35.4%, respectively. The effective tax rates differed from the statutory tax rate of 21% primarily due to the impact of uncertain tax positions and state income taxes.

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted. This legislation introduced significant and wide-ranging changes to the U.S. federal tax system. Significant components include restoration of 100% accelerated tax depreciation on qualifying property including expansion to cover qualified production property. Another major aspect includes the return to immediate expensing of domestic research and experimental expenditures ("R&E") which in some cases may include retroactive application back to 2021 for businesses with gross receipts of less than $31 million or accelerated tax deductions of R&E that was previously capitalized for larger businesses. The legislation also reinstates EBITDA-based interest deductions for tax purposes and makes several business tax incentives permanent. Less favorable business provisions include limitations on tax deductions for charitable contributions.

OBBBA modified the U.S. International Tax provisions for Global Intangible Low-Taxed Income ("GILTI"), Foreign-Derived Intangible Income ("FDII"), and the Base-erosion Anti-abuse Tax ("BEAT") effective for tax years starting after December 31, 2025. The tax rate on GILTI, renamed Net CFC Tested Income ("NCTI"), is now 12.6%. The FDII rules, renamed Foreign Derived Deduction Eligible Income ("FDDEI"), now carry a 14% tax rate on FDDEI eligible income. OBBBA increases the BEAT rate from 10% to 10.5%.

The Company is currently assessing the potential impact of this legislation on its future financial position, results of operations, and cash flows. In accordance with U.S. GAAP, the effects will be recognized in the period of enactment.

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

9. Stock-Based Compensation

Under the Company’s 2021 Incentive Plan (the "Plan"), and the prior 2011 Incentive Plan, as amended, stock-based compensation may be issued to employees and non-employee directors. As of June 30, 2025, 938,914 shares remained available for future issuance under the Plan.

The following table summarizes stock-based compensation expense, which includes expenses related to awards granted under the Plan for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Restricted stock awards	$17	$9	$26	$18
Total	$17	$9	$26	$18

Restricted Stock Awards

The following table summarizes restricted stock awards activity for the period indicated:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value
Balance as of December 31, 2024	20,118	$5.22	$105
Granted	16,156	6.50	105
Vested	—	—	—
Canceled	—	—	—
Balance as of June 30, 2025	36,274	$5.79	$210

As of  June 30, 2025, there was $146 of total unrecognized compensation cost related to unvested shares granted. The cost is expected to be recognized over a weighted average period of 2.0 years.

10. Stockholders' Equity

Shares Outstanding

The following table presents a rollforward of outstanding shares for the periods indicated:

	Six Months Ended June 30, 2025			Year Ended December 31, 2024
	Common Stock Issued	Held in Treasury	Common Stock Outstanding	Common Stock Issued	Held in Treasury	Common Stock Outstanding
Shares, beginning of year	5,454,639	(81,584)	5,373,055	5,454,639	(81,584)	5,373,055
Stock-based compensation	16,156	—	16,156	—	—	—
Shares, end of period	5,470,795	(81,584)	5,389,211	5,454,639	(81,584)	5,373,055

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

11. Earnings Per Share ("EPS")

The following table presents a reconciliation of Net income (loss) and shares used in calculating basis and diluted net income (loss) per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator for EPS:
Net (loss) income	$(45)	$161	$(32)	$204
Less: Net income from attributable to non-controlling interests	6	24	25	46
Net (loss) income attributable to LGL Group common stockholders	$(51)	$137	$(57)	$158

Denominator for EPS:
Weighted average common shares outstanding - basic	5,352,937	5,352,937	5,352,937	5,352,937
Dilutive effects (a):
Warrants	—	125,178	—	190,399
Restricted stock	—	4,428	—	5,533
Weighted average common shares outstanding - diluted	5,352,937	5,482,543	5,352,937	5,548,869

(Loss) income per common share attributable to LGL Group common stockholders:
Basic	$(0.01)	$0.03	$(0.01)	$0.03
Diluted	$(0.01)	$0.02	$(0.01)	$0.03
(a)

For the three and six months ended June 30, 2025, weighted average shares used for calculating earnings per share excludes warrants to purchase 1,051,664 shares of common stock as well as 36,274 shares from restricted stock awards as the inclusion of these instruments would be anti-dilutive to the earnings per share calculation.

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

The components of inventory as of  June 30, 2025 and  December 31, 2024 are summarized below:

	June 30, 2025	December 31, 2024
Raw materials	$331	$302
Work in process	7	5
Finished goods	—	31
Total gross inventory	338	338
Reserve for excess and obsolete inventory	(84)	(71)
Inventories, net	$254	$267

Intangible Assets, Net

The components of intangible assets as of  June 30, 2025 and  December 31, 2024 are summarized below:

	June 30, 2025	December 31, 2024
Intellectual property	$214	$214
Gross intangible assets	214	214
Less: Accumulated amortization	(189)	(178)
Intangible assets, net	$25	$36

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

14. Domestic and Foreign Revenues

Significant foreign revenues from operations (10% or more of foreign sales) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United Kingdom	$72	$11	$104	$11
Spain	—	56	100	104
Australia	12	87	42	87
Norway	—	—	34	—
Argentina	12	—	12	—
India	7	15	7	99
Romania	—	—	—	94
All other foreign countries	4	37	58	48
Total foreign revenues	$107	$184	$357	$443
Total domestic revenue	$384	$347	$632	$480

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

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with the audited consolidated financial statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 31, 2025. The terms "LGL," "LGL Group," "we," "our," "us," or the "Company" refer to The LGL Group, Inc. and its consolidated subsidiaries and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated financial statements and the notes thereto.

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

Merchant Investment Business

The LGL Group investment business is comprised of various investment vehicles in which LGL Group is either shareholder, partner, or has general partner interests, and through which LGL Group invests its capital. The Company seeks to invest available cash and cash equivalents in liquid investments with a view to enhancing returns as we continue to assess further acquisitions of, or investments in, operating businesses broadly. LGL Group core strengths include identifying and acquiring undervalued assets and businesses, often through the purchase of securities, increasing value through management, financial or other operational changes, and managing complex legal, regulatory or financial issues, which may include technical, engineering, environmental, zoning, permitting and licensing issues among others.

As of June 30, 2025, LGL Group had investments (classified within Cash and cash equivalents and Marketable securities) with a fair value of approximately $41.8 million, of which $25.2 million was held within the Merchant Investment business. The Company accounts for its Marketable securities under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 321, Investments - Equity Securities ("ASC 321") and as such, its Marketable securities are reported at fair value on its Consolidated Balance Sheets.

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

Results of Operations - Consolidated

Three months ended June 30, 2025 compared to three months ended June 30, 2024

The following table presents our Condensed Statements of Operations for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Revenues:
Net sales	$491	$531	$(40)	-7.5%
Net investment income	428	538	(110)	-20.4%
Net gains (losses)	5	(1)	6	-600.0%
Total revenues	924	1,068	(144)	-13.5%
Expenses:
Manufacturing cost of sales	211	214	(3)	-1.4%
Engineering, selling and administrative	744	617	127	20.6%
Total expenses	955	831	124	14.9%
(Loss) income from operations before income taxes	(31)	237	(268)	-113.1%
Income tax expense	14	76	(62)	-81.6%
Net (loss) income	(45)	161	(206)	-128.0%
Less: Net income attributable to non-controlling interests	6	24	(18)	-75.0%
Net (loss) income attributable to LGL Group common stockholders	$(51)	$137	$(188)	-137.2%

Total Revenues

Total revenues decreased $144, or 13.5%, from $1,068 for the three months ended June 30, 2024 to $924 for the three months ended June 30, 2025. The following items contributed to the overall decrease:

•	a $40, or 7.5%, decrease in Net sales from $531 for the three months ended June 30, 2024 to $491 for the three months ended June 30, 2025 primarily due to lower backlog as of March 31, 2025; and
•

a $110, or 20.4%, decrease in Net investment income from $538 for the three months ended June 30, 2024 to $428 for the three months ended June 30, 2025 primarily due to lower yields on investments in United States Treasury money market funds.

Total Expenses

Total expenses increased $124, or 14.9%, from $831 for the three months ended June 30, 2024 to $955 for the three months ended June 30, 2025. The increase was primarily due to a $127, or 20.6%, increase in Engineering, selling and administrative from $617 for the three months ended June 30, 2024 to $744 for the three months ended June 30, 2025 driven higher professional services fees and employee-related costs.

Gross Margin

Gross margin (Net sales less Manufacturing cost of sales as a percentage of Net sales) decreased 270 basis points from 59.7% for the three months ended June 30, 2024 to 57.0% for the three months ended June 30, 2025 reflecting sales of lower margin products.

Income Tax Expense

Income tax expense (benefit) decreased $62, or 81.6%, from $76 for the three months ended June 30, 2024 to $14 for the three months ended June 30, 2025 primarily due to the decrease in Income from operations.

Net Income Attributable to Non-Controlling Interests

Net income attributable to non-controlling interests decreased $18 from $24 for the three months ended June 30, 2024 to $6 for the three months ended June 30, 2025 primarily due to lower yields on United States Treasury money market funds and higher professional services fees within the Merchant Investment segment.

Six months ended June 30, 2025 compared to six months ended June 30, 2024

The following table presents our Condensed Statements of Operations for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Revenues:
Net sales	$989	$923	$66	7.2%
Net investment income	845	1,037	(192)	-18.5%
Net gains (losses)	8	(4)	12	-300.0%
Total revenues	1,842	1,956	(114)	-5.8%
Expenses:
Manufacturing cost of sales	448	418	30	7.2%
Engineering, selling and administrative	1,384	1,222	162	13.3%
Total expenses	1,832	1,640	192	11.7%
Income from operations before income taxes	10	316	(306)	-96.8%
Income tax expense	42	112	(70)	-62.5%
Net (loss) income	(32)	204	(236)	-115.7%
Less: Net income attributable to non-controlling interests	25	46	(21)	-45.7%
Net (loss) income attributable to LGL Group common stockholders	$(57)	$158	$(215)	-136.1%

Total Revenues

Total revenues decreased $114, or 5.8%, from $1,956 for the six months ended June 30, 2024 to $1,842 for the six months ended June 30, 2025. The decrease was primarily due to a $192, or 18.5%, decrease in Net investment income from $1,037 for the six months ended June 30, 2024 to $845 for the six months ended June 30, 2025 driven by lower yields on investments in United States Treasury money market funds.

The decrease was partially offset by a $66, or 7.2%, increase in Net sales from $923 for the six months ended June 30, 2024 to $989 for the six months ended June 30, 2025 primarily due to higher product shipments.

Total Expenses

Total expenses increased $192, or 11.7%, from $1,640 for the six months ended June 30, 2024 to $1,832 for the six months ended June 30, 2025. The following items contributed to the overall increase:

•	a $30, or 7.2%, increase in Manufacturing cost of sales from $418 for the six months ended June 30, 2024 to $448 for the six months ended June 30, 2025 consistent with the increase in Net sales; and
•

a $162, or 13.3%, increase in Engineering, selling and administrative from $1,222 for the six months ended June 30, 2024 to $1,384 for the six months ended June 30, 2025 driven by higher professional service fees and employee-related costs as well as higher engineering costs.

Gross Margin

Gross margin (Net sales less Manufacturing cost of sales as a percentage of Net sales) was flat at 54.7% for the six months ended June 30, 2025 and 2024 reflecting the consistent nature of the fixed costs.

Income Tax Expense

Income tax expense decreased $70, or 62.5%, from $112 for the six months ended June 30, 2024 to $42 for the six months ended June 30, 2025 primarily due to the decrease in Income from operations.

Net Income Attributable to Non-Controlling Interests

Net income attributable to non-controlling interests decreased $21 from $46 for the six months ended June 30, 2024 to $25 for the six months ended June 30, 2025 primarily due to lower yields on United States Treasury money market funds and higher professional services fees within the Merchant Investment segment.

Backlog

As of June 30, 2025, our order backlog was $527, an increase of $191, or 56.8%, from $336 as of December 31, 2024 and a decrease of $210, or 28.5%, from $737 as of June 30, 2024. The backlog of unfilled orders includes amounts based on signed contracts likely to be fulfilled largely in the next 12 months but usually will ship within the next 90 days. Order backlog is adjusted quarterly to reflect project cancellations, deferrals, and revised project scope and cost, if any.

Results of Operations - Operating Segments

Electronic Instruments

Three months ended June 30, 2025 compared to three months ended June 30, 2024

The following table presents income from operations of our Electronic Instruments segment for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Revenues:
Net sales	$491	$531	$(40)	-7.5%
Total revenues	491	531	(40)	-7.5%
Expenses:
Manufacturing cost of sales	211	214	(3)	-1.4%
Engineering, selling and administrative	212	243	(31)	-12.8%
Total expenses	423	457	(34)	-7.4%
Income from operations before income taxes	$68	$74	$(6)	-8.1%

Income from Operations Before Income Taxes

Income from operations before income taxes decreased $6, or 8.1%, from $74 for the three months ended June 30, 2024 to $68 for the three months ended June 30, 2025. The decrease was primarily due to a $40, or 7.5%, decrease in Net sales reflecting lower backlog as of Q1 2025 partially offset by a $31, or 12.8%, decrease in Engineering, selling and administrative driven by lower commissions and sales and marketing expenses.

Six months ended June 30, 2025 compared to six months ended June 30, 2024

The following table presents income from operations of our Electronic Instruments segment for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Revenues:
Net sales	$989	$923	$66	7.2%
Total revenues	989	923	66	7.2%
Expenses:
Manufacturing cost of sales	448	418	30	7.2%
Engineering, selling and administrative	454	429	25	5.8%
Total expenses	902	847	55	6.5%
Income from operations before income taxes	$87	$76	$11	14.5%

Income from Operations Before Income Taxes

Income from operations before income taxes increased $11, or 14.5%, from $76 for the six months ended June 30, 2024 to $87 for the six months ended June 30, 2025. The increase was primarily due to a $66, or 7.2%, increase in Net sales driven by higher product shipments.

The increase was partially offset by:

•	a $30, or 7.2%, increase in Manufacturing cost of sales driven by the growth in Net sales; and
•	a $25, or 5.8%, increase in Engineering, selling and administrative driven by higher engineering-related costs due to changes in headcount as well as higher sales and marketing expenses.

Merchant Investment

Three months ended June 30, 2025 compared to three months ended June 30, 2024

The following table presents income from operations of our Merchant Investment segment for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Revenues:
Net investment income	$262	$315	$(53)	-16.8%
Total revenues	262	315	(53)	-16.8%
Expenses:
Engineering, selling and administrative	114	78	36	46.2%
Total expenses	114	78	36	46.2%
Income from operations before income taxes	$148	$237	$(89)	-37.6%

Income from Operations Before Income Taxes

Income from operations before income taxes decreased $89 from $237 for the three months ended June 30, 2024 to $148 for the three months ended June 30, 2025. The following items contributed to the overall decrease:

•	a $53, or 16.8%, decrease in Net investment income driven by lower yields on investments in United States Treasury money market funds; and
•	a $36, or 46.2%, increase in Engineering, selling and administrative driven by higher corporate allocations and professional service fees.

Six months ended June 30, 2025 compared to six months ended June 30, 2024

The following table presents income from operations of our Merchant Investment segment for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Revenues:
Net investment income	$509	$604	$(95)	-15.7%
Total revenues	509	604	(95)	-15.7%
Expenses:
Engineering, selling and administrative	208	127	81	63.8%
Total expenses	208	127	81	63.8%
Income from operations before income taxes	$301	$477	$(176)	-36.9%

Income from Operations Before Income Taxes

Income from operations before income taxes decreased $176 from $477 for the six months ended June 30, 2024 to $301 for the six months ended June 30, 2025. The following items contributed to the overall decrease:

•	a $95, or 15.7%, decrease in Net investment income driven by lower yields on investments in United States Treasury money market funds; and
•	a $81, or 63.8%, increase in Engineering, selling and administrative driven by higher corporate allocations and professional service fees.

Corporate

Three months ended June 30, 2025 compared to three months ended June 30, 2024

The following table presents income from operations of our Corporate segment for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Revenues:
Net investment income	$166	$223	$(57)	-25.6%
Net gains (losses)	5	(1)	6	-600.0%
Total revenues	171	222	(51)	-23.0%
Expenses:
Engineering, selling and administrative	418	296	122	41.2%
Total expenses	418	296	122	41.2%
Loss from operations before income taxes	$(247)	$(74)	$(173)	233.8%

Loss from Operations Before Income Taxes

Loss from operations before income taxes increased $173, or 233.8%, from $74 for the three months ended June 30, 2024 to $247 for the three months ended June 30, 2025. The following items contributed to the overall increase:

•	a $57, or 25.6%, decrease in Net investment income reflecting lower yields on investments in United States Treasury money market funds; and
•	a $122, or 41.2%, increase in Engineering, selling and administrative driven by higher professional service fees as well as other administrative and corporate expenses.

Six months ended June 30, 2025 compared to six months ended June 30, 2024

The following table presents income from operations of our Corporate segment for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Revenues:
Net investment income	$336	$433	$(97)	-22.4%
Net gains (losses)	8	(4)	12	-300.0%
Total revenues	344	429	(85)	-19.8%
Expenses:
Engineering, selling and administrative	722	666	56	8.4%
Total expenses	722	666	56	8.4%
Loss from operations before income taxes	$(378)	$(237)	$(141)	59.5%

Loss from Operations Before Income Taxes

Loss from operations before income taxes increased $141, or 59.5%, from ($237) for the six months ended June 30, 2024 to ($378) for the six months ended June 30, 2025. The following items contributed to the overall increase:

•	a $97, or 22.4%, decrease in Net investment income reflecting lower yields on investments in United States Treasury money market funds; and
•	a $56, or 8.4%, increase in Engineering, selling and administrative driven by higher professional service fees as well as other administrative and corporate expenses.

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

As of June 30, 2025 and December 31, 2024, Cash and cash equivalents were $41,735 and $41,585, respectively.

Cash Flow Activity

The following table presents the cash flow activity for the periods indicated:

	As of June 30,
(in thousands)	2025	2024
Cash and cash equivalents, beginning of period	$41,585	$40,711
Cash provided by operating activities	150	363
Net change in cash and cash equivalents	150	363
Cash and cash equivalents, end of period	$41,735	$41,074

Operating Activities

Cash provided by operating activities was $150 for the six months ended June 30, 2025 compared to $363 for the six months ended June 30, 2024, a decrease of $213, primarily due to the $236 decrease in Net income (loss) from $204 for the six months ended June 30, 2024 to ($32) for the six months ended June 30, 2025.

Our working capital metrics and ratios were as follows:

(in thousands)	June 30, 2025	December 31, 2024
Current assets	$42,515	$42,642
Less: Current liabilities	881	904
Working capital	$41,634	$41,738

Current ratio	48.3	47.2

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

Contractual Obligations

As of June 30, 2025, there have been no material changes in our contractual obligations from December 31, 2024, a description of which may be found in Part II, Item 7. Management Discussion and Analysis - Liquidity and Capital Resources - Contractual Obligations in the 2024 Annual Report.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2025 was conducted under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2025, were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended  June 30, 2025, none of our directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K of the Exchange Act.

Item 6.	Exhibits

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 (and are numbered in accordance with Item 601 of Regulation S-K):

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Success.
2.1	Amended and Restated Subscription Agreement, dated April 14, 2025, by and among The LGL Group, Inc. and Morgan Group Holding Co. (1)					X

3.	Articles of Incorporation and Bylaws.
3.1	Certificate of Incorporation of The LGL Group, Inc.	8-K	001-00106	3.1	August 31, 2007
3.2	The LGL Group, Inc. By-Laws.	8-K	001-00106	3.2	August 31, 2007
3.3	The LGL Group, Inc. Amendment No. 1 to By-Laws.	8-K	001-00106	3.1	June 17, 2014
3.4	The LGL Group, Inc. Amendment No. 2 to By-Laws.	8-K	001-00106	3.1	February 21, 2020
3.5	The LGL Group, Inc. Amendment No. 3 to By-Laws.	8-K	001-00106	3.1	February 26, 2020
3.6	The LGL Group, Inc. Certificate of Amendment to Certificate of Incorporation.	8-K	001-00106	3.1	January 4, 2022

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*					X

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101*					X
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

THE LGL GROUP, INC. (Registrant)

August 14, 2025	By:	/s/ Marc Gabelli
MARC GABELLI
Chief Executive Officer (Principal Executive Officer)

August 14, 2025	By:	/s/ Patrick Huvane
PATRICK HUVANE
Executive Vice President - Business Development (Principal Financial Officer)