Form 10-Q
period 2025-09-30
LGL GROUP INC
filed 2025-11-14
CIK 61004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 5,531,537 shares of common stock, $0.01 par value per share, outstanding.

The LGL Group, Inc.

Form 10-Q for the Period Ended September 30, 2025

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

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

The LGL Group, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)	September 30, 2025	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$41,571	$41,585
Marketable securities	30	17
Accounts receivable, net of reserves of $52 and $52, respectively	460	493
Inventories, net	268	267
Prepaid expenses and other current assets	517	280
Total current assets	42,846	42,642
Right-of-use lease assets	257	308
Intangible assets, net	20	36
Deferred income tax assets	161	159
Total assets	$43,284	$43,145

Liabilities:
Current liabilities:
Accounts payable	527	333
Accrued compensation and commissions	209	291
Income taxes payable	108	79
Other accrued expenses	237	201
Total current liabilities	1,081	904
Other liabilities	297	1,001
Total liabilities	1,378	1,905

Contingencies (Note 12)

Stockholders' equity:
Common stock ($0.01 par value; 30,000,000 shares authorized; 5,539,791 shares issued and 5,406,744 shares outstanding as of September 30, 2025; 5,454,639 shares issued and 5,373,055 shares outstanding as of December 31, 2024)	54	53
Treasury stock, at cost (133,047 and 81,584 shares as of September 30, 2025 and December 31, 2024)	(946)	(580)
Additional paid-in capital	46,654	46,385
Accumulated deficit	(5,913)	(6,628)
Total LGL Group stockholders' equity	39,849	39,230
Non-controlling interests	2,057	2,010
Total stockholders' equity	41,906	41,240
Total liabilities and stockholders' equity	$43,284	$43,145

See accompanying Notes to the Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2025	2024	2025	2024
Revenues:
Net sales	$661	$650	$1,650	$1,573
Net investment income	442	531	1,287	1,568
Net gains (losses)	5	(2)	13	(6)
Total revenues	1,108	1,179	2,950	3,135
Expenses:
Manufacturing cost of sales	312	368	760	786
Engineering, selling and administrative	676	673	2,060	1,895
Total expenses	988	1,041	2,820	2,681
Income from operations before income taxes	120	138	130	454
Income tax (benefit) expense	(674)	48	(632)	160
Net income	794	90	762	294
Less: Net income attributable to non-controlling interests	22	18	47	64
Net income attributable to LGL Group common stockholders	$772	$72	$715	$230

Income per common share attributable to LGL Group common stockholders:
Basic	$0.15	$0.01	$0.13	$0.04
Diluted	$0.14	$0.01	$0.13	$0.04

Weighted average shares outstanding:
Basic	5,312,797	5,352,937	5,356,726	5,352,937
Diluted	5,649,743	5,531,969	5,679,322	5,543,795

See accompanying Notes to the Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total LGL Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of June 30, 2025	$53	$(580)	$46,309	$(6,685)	$39,097	$2,035	$41,132
Net income attributable to LGL Group or non-controlling interests	—	—	—	772	772	22	794
Stock-based compensation	—	—	18	—	18	—	18
Stock issued for settlement of Warrants, net of costs	1	—	327	—	328	—	328
Repurchases of common stock	—	(366)	—	—	(366)	—	(366)
Balance as of September 30, 2025	$54	$(946)	$46,654	$(5,913)	$39,849	$2,057	$41,906

(in thousands, except share data)	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total LGL Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of June 30, 2024	$53	$(580)	$46,367	$(6,902)	$38,938	$1,966	$40,904
Net income attributable to LGL Group or non-controlling interests	—	—	—	72	72	18	90
Stock-based compensation	—	—	9	—	9	—	9
Stock issued for settlement of Warrants, net of costs	—	—	—	—	—	—	—
Repurchases of common stock	—	—	—	—	—	—	—
Balance as of September 30, 2024	$53	$(580)	$46,376	$(6,830)	$39,019	$1,984	$41,003

See accompanying Notes to the Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total LGL Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2024	$53	$(580)	$46,385	$(6,628)	$39,230	$2,010	$41,240
Net income attributable to LGL Group or non-controlling interests	—	—	—	715	715	47	762
Stock-based compensation	—	—	44	—	44	—	44
Stock issued for settlement of Warrants, net of costs	1	—	225	—	226	—	226
Repurchases of common stock	—	(366)	—	—	(366)	—	(366)
Balance as of September 30, 2025	$54	$(946)	$46,654	$(5,913)	$39,849	$2,057	$41,906

(in thousands, except share data)	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total LGL Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2023	$53	$(580)	$46,349	$(7,060)	$38,762	$1,920	$40,682
Net income attributable to LGL Group or non-controlling interests	—	—	—	230	230	64	294
Stock-based compensation	—	—	27	—	27	—	27
Stock issued for settlement of Warrants, net of costs	—	—	—	—	—	—	—
Repurchases of common stock	—	—	—	—	—	—	—
Balance as of September 30, 2024	$53	$(580)	$46,376	$(6,830)	$39,019	$1,984	$41,003

See accompanying Notes to the Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands, except share data)	2025	2024
Cash flows from operating activities:
Net income	$762	$294
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Noncash revenues, expenses, gains and losses included in income:
Amortization of finite-lived intangible assets	16	16
Stock-based compensation	44	27
Unrealized (gain) loss on marketable securities	(13)	6
Deferred income taxes	(654)	25
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	33	223
Increase in inventories, net	(1)	(134)
Decrease in prepaid expenses and other assets	61	88
Increase in accounts payable, accrued compensation, income taxes and commissions and other	177	346
Total adjustments	(337)	597
Net cash provided by operating activities	425	891
Cash flows from financing activities:
Proceeds from exercise of warrants	29	—
Warrant-related costs	(102)	—
Payment for repurchase of common stock	(366)	—
Net cash used in financing activities	(439)	—
(Decrease) increase in cash and cash equivalents	(14)	891
Cash and cash equivalents at beginning of period	41,585	40,711
Cash and cash equivalents at end of period	$41,571	$41,602

Non-cash financing activity:
Proceeds from exercise of warrants receivable	$298	$—

Supplemental disclosure:
Income taxes paid	$47	$76

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

In the opinion of management, these Condensed Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments, including eliminations of material intercompany accounts and transactions) considered necessary for a fair statement of the results presented herein. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025.

2. Summary of Significant Accounting Policies

During the three and nine months ended September 30, 2025, there were no material changes to our significant accounting policies included in the  2024 Annual Report.  For additional information, refer to Note 2 to the audited Consolidated Financial Statements in the 2024  Annual Report.

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

We performed an assessment to determine if there were any indicators of impairment as a result of the operating conditions resulting as of the periods ended  September 30, 2025 and December 31, 2024. We concluded that, while there were events and circumstances in the macro-environment that did impact us, we did not experience any entity-specific indicators of asset impairment and no triggering events occurred.

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

Reportable Segments

The Company reports its results from operations consistent with the manner in which the CODM reviews the business to assess performance and allocate resources. As such, the Company reports its results in two reportable business segments: Electronic Instruments and Merchant Investment. A brief description of each segment is below:

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

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

The following tables presents LGL Group's operations by segment:

	Three Months Ended September 30, 2025
	Electronic Instruments	Merchant Investment	Corporate	Consolidated
Revenues:
Net sales	$661	$—	$—	$661
Net investment income	—	274	168	442
Net gains	—	—	5	5
Total revenues	661	274	173	1,108

Less:
Manufacturing cost of sales	312	—	—	312
Engineering	74	—	—	74
Commissions	12	—	—	12
Sales and marketing	47	—	—	47
Accounting	—	—	49	49
Compensation	58	—	74	132
Corporation allocations (a)	13	145	(158)	—
Other segment items (b)	41	—	321	362
Engineering, selling and administrative	245	145	286	676
Total expenses	557	145	286	988
Segment profit (loss)	$104	$129	$(113)	$120

Reconciliation of Segment profit (loss) to Income (loss) from operations before income taxes
Adjustments and reconciling items				—
Income from operations before income taxes				$120

	Three Months Ended September 30, 2024
	Electronic Instruments	Merchant Investment	Corporate	Consolidated
Revenues:
Net sales	$650	$—	$—	$650
Net investment income	—	318	213	531
Net losses	—	—	(2)	(2)
Total revenues	650	318	211	1,179

Less:
Manufacturing cost of sales	368	—	—	368
Engineering	54	—	—	54
Commissions	20	—	—	20
Sales and marketing	52	—	—	52
Accounting	—	—	39	39
Compensation	69	—	309	378
Corporation allocations (a)	10	78	(88)	—
Other segment items (b)	33	12	85	130
Engineering, selling and administrative	238	90	345	673
Total expenses	606	90	345	1,041
Segment profit (loss)	$44	$228	$(134)	$138

Reconciliation of Segment profit (loss) to Income (loss) from operations before income taxes
Adjustments and reconciling items				—
Income from operations before income taxes				$138
(a)	The Electronic Instruments and Merchant Investment segments are allocated overhead expenses from the Corporate segment based on each segment's asset as a percentage of Total assets.
(b)	Other segment items for each reportable segment includes the following:
Electronic Instruments - rent, amortization, professional service fees, and certain other overhead expenses.
Merchant Investment - legal expense and certain other overhead expenses.
Corporate - legal expense, insurance expense, filing fees, fees paid to MtronPTI under Amended and Restated Transitional Administrative and Management Services agreement, and certain other overhead expenses.

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

	Nine Months Ended September 30, 2025
	Electronic Instruments	Merchant Investment	Corporate	Consolidated
Revenues:
Net sales	$1,650	$—	$—	$1,650
Net investment income	—	783	504	1,287
Net gains	—	—	13	13
Total revenues	1,650	783	517	2,950

Less:
Manufacturing cost of sales	760	—	—	760
Engineering	188	—	—	188
Commissions	52	—	—	52
Sales and marketing	139	—	—	139
Accounting	—	—	174	174
Compensation	166	—	423	589
Corporation allocations (a)	35	331	(366)	—
Other segment items (b)	119	22	777	918
Engineering, selling and administrative	699	353	1,008	2,060
Total expenses	1,459	353	1,008	2,820
Segment profit (loss)	$191	$430	$(491)	$130

Reconciliation of Segment profit (loss) to Income (loss) from operations before income taxes
Adjustments and reconciling items				—
Income from operations before income taxes				$130

	Nine Months Ended September 30, 2024
	Electronic Instruments	Merchant Investment	Corporate	Consolidated
Revenues:
Net sales	$1,573	$—	$—	$1,573
Net investment income	—	922	646	1,568
Net losses	—	—	(6)	(6)
Total revenues	1,573	922	640	3,135

Less:
Manufacturing cost of sales	786	—	—	786
Engineering	141	—	—	141
Commissions	75	—	—	75
Sales and marketing	132	—	—	132
Accounting	—	—	227	227
Compensation	189	—	585	774
Corporation allocations (a)	29	204	(233)	—
Other segment items (b)	101	13	432	546
Engineering, selling and administrative	667	217	1,011	1,895
Total expenses	1,453	217	1,011	2,681
Segment profit (loss)	$120	$705	$(371)	$454

Reconciliation of Segment profit (loss) to Income (loss) from operations before income taxes
Adjustments and reconciling items				—
Income from operations before income taxes				$454
(a)	The Electronic Instruments and Merchant Investment segments are allocated overhead expenses from the Corporate segment based on each segment's asset as a percentage of Total assets.
(b)	Other segment items for each reportable segment includes the following:
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

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

Other Segment Disclosures

The following tables presents other segment information by segment for the periods indicated:

	Three Months Ended September 30, 2025
	Electronic Instruments	Merchant Investment	Corporate	Total	Adjustments and Reconciling Items	Consolidated
Interest revenue (a)	$—	$274	$168	$442	$—	$442
Amortization (b)	(27)	—	—	(27)	—	(27)
Other significant non-cash items:
Stock-based compensation (c)	—	—	(18)	(18)	—	(18)

Capital expenditures	—	—	—	—	—	—

	Three Months Ended September 30, 2024
	Electronic Instruments	Merchant Investment	Corporate	Total	Adjustments and Reconciling Items	Consolidated
Interest revenue (a)	$—	$318	$213	$531	$—	$531
Amortization (b)	(11)	—	—	(11)	—	(11)
Other significant non-cash items:
Stock-based compensation (c)	—	—	(9)	(9)	—	(9)

Capital expenditures	—	—	—	—	—	—

	Nine Months Ended September 30, 2025
	Electronic Instruments	Merchant Investment	Corporate	Total	Adjustments and Reconciling Items	Consolidated
Interest revenue (a)	$—	$783	$504	$1,287	$—	$1,287
Amortization (b)	(16)	—	—	(16)	—	(16)
Other significant non-cash items:
Stock-based compensation (c)	—	—	(44)	(44)	—	(44)

Capital expenditures	—	—	—	—	—	—

	Nine Months Ended September 30, 2024
	Electronic Instruments	Merchant Investment	Corporate	Total	Adjustments and Reconciling Items	Consolidated
Interest revenue (a)	$—	$922	$646	$1,568	$—	$1,568
Amortization (b)	—	—	—	—	—	—
Other significant non-cash items:
Stock-based compensation (c)	—	—	(27)	(27)	—	(27)

Capital expenditures	—	—	—	—	—	—
(a)	Interest revenue is included in Net investment income on the Condensed Consolidated Statements of Operations.
(b)	Amortization is included within the other segment expense captions such as Manufacturing cost of sales, Engineering or Other segment items.
(c)	Stock-based compensation is included within the Compensation expense caption.

The following tables present LGL Group's identifiable assets by segment as of  September 30, 2025 and  December 31, 2024:

	September 30, 2025
	Electronic Instruments	Merchant Investment	Corporate	Total	Adjustments and Reconciling Items	Consolidated
Total assets	$1,223	$25,508	$16,553	$43,284	$—	$43,284

	December 31, 2024
	Electronic Instruments	Merchant Investment	Corporate	Total	Adjustments and Reconciling Items	Consolidated
Total assets	$1,249	$24,748	$17,148	$43,145	$—	$43,145

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

4. Investments

Marketable Securities

Details of marketable securities held as of  September 30, 2025 or December 31, 2024 are as follows:

	September 30, 2025
			Cumulative
			Unrealized
	Fair Value	Basis	Loss
Equity securities	$30	$34	$(4)
Total	$30	$34	$(4)

	December 31, 2024
			Cumulative
			Unrealized
	Fair Value	Basis	Loss
Equity securities	$17	$34	$(17)
Total	$17	$34	$(17)

Net Investment Income

Net investment income represents income primarily from the following sources:

•	Income earned from investments in money market funds (recorded in Cash and cash equivalents)
•	Dividends received from Marketable securities
•	Income from unconsolidated or equity method investments

The following table presents the components of Net investment income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest on cash and cash equivalents	$442	$531	$1,287	$1,568
Net investment income	$442	$531	$1,287	$1,568

Net Gains (Losses)

Net gains and losses are determined by specific identification. The net realized gains and losses are generated primarily from the following sources:

•	Realized gains and losses from investments in Marketable securities
•	Changes in the fair value of investments in Marketable securities

The following table presents the components of Net gains (losses):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Marketable securities	$5	$(2)	$13	$(6)
Net gains (losses)	$5	$(2)	$13	$(6)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of inputs used:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a)	$40,935	$—	$—	$40,935
Marketable securities:
Equity securities	30	—	—	30
Total marketable securities	30	—	—	30
Total	$40,965	$—	$—	$40,965

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a)	$41,185	$—	$—	$41,185
Marketable securities:
Equity securities	17	—	—	17
Total marketable securities	17	—	—	17
Total	$41,202	$—	$—	$41,202
(a)	As of September 30, 2025 and December 31, 2024, included investments in money market mutual funds managed or advised by GAMCO Investors, Inc.

There were no liabilities subject to fair value on a recurring basis as of  September 30, 2025 or December 31, 2024.

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

Fair Value Measurements on a Non-Recurring Basis

The Company has other assets that may be subject to measurement at fair value on a non-recurring basis including goodwill and intangible assets and other long-lived assets. The Company reviews goodwill annually and the carrying value of long-lived assets whenever events and circumstances indicate that the carrying amounts of the assets may not be recoverable. If it is determined that the assets are impaired, the carrying value would be reduced to an estimated recoverable value. The Company's common stock warrants (as defined below) were measured at fair value as disclosed in Note 10 - Stockholders' Equity to the Consolidated Financial Statements in the 2024 Annual Report.

As of September 30, 2025 and December 31, 2024, the Company did not write down any assets to fair value.

Fair Value Information about Financial Instruments Not Measured at Fair Value

As of September 30, 2025 and December 31, 2024, the Company did have any assets or liabilities classified as financial instruments that were not measured at fair value.

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

Consolidated VIEs

The Company's only consolidated VIE is LGL Systems.

The following table summarizes the assets and liabilities of LGL Systems included in the Condensed Consolidated Balance Sheets:

	September 30, 2025	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$3,138	$3,066
Accounts receivable	17	17
Total current assets	3,155	3,083
Total assets	$3,155	$3,083

Total liabilities	$—	$—

As of September 30, 2025 and December 31, 2024, the non-controlling interests in LGL Systems was $2,057 and $2,010, respectively.

Unconsolidated VIEs

The Company's only unconsolidated VIE is LGL Nevada.

We calculate our maximum exposure to loss to be (i) the amount invested in the debt or equity of the VIE and (ii) other commitments and guarantees to the VIE.

	September 30, 2025	December 31, 2024
Total assets	$612	$603

Maximum exposure to loss:
On-balance sheet (a)	4	4
Off-balance sheet	—	—
Total	$4	$4
(a)	As of September 30, 2025 and December 31, 2024, our investment in LGL Nevada was recorded in Other assets in the Condensed Consolidated Balance Sheets.

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

The following tables summarize income and expenses from transactions with related parties for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025		2024
	Income	Expense	Income	Expense
GAMCO Investors, Inc.	$177	$—	$444	$—
M-tron Industries, Inc.	—	40	—	(15)
Total	$177	$40	$444	$(15)

	Nine Months Ended September 30,
	2025		2024
	Income	Expense	Income	Expense
GAMCO Investors, Inc.	$891	$—	$1,293	$—
M-tron Industries, Inc.	—	48	—	(44)
Total	$891	$48	$1,293	$(44)

The following table summarizes assets and liabilities with related parties as of  September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
GAMCO Investors, Inc.	$35,515	$—	$34,242	$—
M-tron Industries, Inc.	—	196	—	59
Total	$35,515	$196	$34,242	$59

The material agreements whereby the Company generates revenues and expenses with affiliated entities are discussed below:

Investment Activity with GAMCO Investors, Inc.

Certain balances held and invested in various mutual funds are managed or advised by GAMCO Investors, Inc. or one of its subsidiaries (collectively, "GAMCO" or the "Fund Manager"), which is related to the Company through certain of our shareholders. All investments, including those in related party mutual funds, are overseen by the independent Investment Committee of the Board of Directors (the "Investment Committee"). The Investment Committee meets regularly to review the alternatives and has determined the current investments most reflect the Company's objective of lower cost, market return and adherence to having a larger proportion of underlying investments directly in United States Treasuries. For the three months ended September 30, 2025 and 2024, the Company paid the Fund Manager a fund management fee of approximately 8 basis points per annum of the asset balances under management. For the nine months ended September 30, 2025 and 2024, the Company paid the Fund Manager a fund management fee of approximately 8 basis points per annum, respectively, of the asset balances under management. All fund management fees are not paid directly by the Company and are deducted prior to a fund striking its net asset value ("NAV").

As of September 30, 2025, the balance managed by the Fund Manager totaled $35,515, all of which was classified within Cash and cash equivalents on the Condensed Consolidated Balance Sheets. As of December 31, 2024, the balance managed by the Fund Manager totaled $34,242, all of which was classified within Cash and cash equivalents on the Condensed Consolidated Balance Sheets.

For the three months ended September 30, 2025, the Company earned income on its investments managed by the Fund Manager totaling $177, all of which was included in Net investment income on the Condensed Consolidated Statements of Operations. For the three months ended September 30, 2024, the Company earned income on its investments managed by the Fund Manager totaling $471, all of which was included in Net investment income on the Condensed Consolidated Statements of Operations.

For the nine months ended September 30, 2025, the Company earned income on its investments managed by the Fund Manager totaling $891, all of which was included in Net investment income on the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2024, the Company earned income on its investments managed by the Fund Manager totaling $1,293, all of which was included in Net investment income on the Condensed Consolidated Statements of Operations.

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

For the three months ended September 30, 2025 and 2024, the Company paid MtronPTI $12 under the terms of the MtronPTI TSA, which were recorded in Engineering, selling and administrative on the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2025 and 2024, the Company paid MtronPTI $36, respectively, under the terms of the MtronPTI TSA, which were recorded in Engineering, selling and administrative on the Condensed Consolidated Statements of Operations.

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

For the three and nine months ended September 30, 2025 and 2024, no taxes related to the Distribution have been recorded in the Condensed Consolidated Financial Statements.

Other Transactions

LGL Group and MtronPTI have agreed to share salaries and benefits related to certain employees incurred by LGL Group and/or MtronPTI. For the three and nine months ended September 30, 2025, the Company reimbursed MtronPTI $28 and $12, respectively, of the salaries and benefits of certain employees. For the three and nine months ended September 30, 2024, MtronPTI reimbursed the Company $27 and $80, respectively, of the salaries and benefits of certain employees.

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

The Company's effective tax rates for the three and nine months ended September 30, 2025 were -561.7% and -486.2%, respectively. The Company's effective tax rates for the three and nine months ended September 30, 2024 were 34.8% and 35.2%, respectively. The effective tax rates differed from the statutory tax rate of 21% primarily due to the impact of uncertain tax positions, including the reversal of a previously recorded uncertain tax position from tax year 2021 as the statute of limitations expired for the related matter (approximately -599.2% and -553.8% of Income from operations before income taxes for the three and nine months ended September 30, 2025, respectively), and state income taxes.

As of September 30, 2025, the Company continues to maintain an uncertain tax position related to tax year 2022. The total amount of unrecognized tax benefits as of September 30, 2025 was approximately $115.

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

OBBBA modified the U.S. International Tax provisions for Global Intangible Low-Taxed Income ("GILTI"), Foreign-Derived Intangible Income ("FDII"), and the Base-erosion Anti-abuse Tax ("BEAT") effective for tax years starting after  December 31, 2025. The tax rate on GILTI, renamed Net CFC Tested Income ("NCTI"), is now 12.6%. The FDII rules, renamed Foreign Derived Deduction Eligible Income ("FDDEI"), now carry a 14% tax rate on FDDEI eligible income. OBBBA increases the BEAT rate from 10% to 10.5%

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

9. Stock-Based Compensation

Under the Company’s 2021 Incentive Plan (the "Plan"), and the prior 2011 Incentive Plan, as amended, stock-based compensation may be issued to employees and non-employee directors. As of September 30, 2025, 938,914 shares remained available for future issuance under the Plan.

The following table summarizes stock-based compensation expense, which includes expenses related to awards granted under the Plan for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Restricted stock awards	$18	$9	$44	$27
Total	$18	$9	$44	$27

Restricted Stock Awards

The following table summarizes restricted stock awards activity for the period indicated:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value
Balance as of December 31, 2024	20,118	$5.22	$105
Granted	16,156	6.50	105
Vested	—	—	—
Canceled	—	—	—
Balance as of September 30, 2025	36,274	$5.79	$210

As of September 30, 2025, there was $128 of total unrecognized compensation cost related to unvested shares granted. The cost is expected to be recognized over a weighted average period of 1.8 years.

10. Stockholders' Equity

Shares Outstanding

The following table presents a rollforward of outstanding shares for the periods indicated:

	Nine Months Ended September 30, 2025			Year Ended December 31, 2024
	Common Stock Issued	Held in Treasury	Common Stock Outstanding	Common Stock Issued	Held in Treasury	Common Stock Outstanding
Shares, beginning of year	5,454,639	(81,584)	5,373,055	5,454,639	(81,584)	5,373,055
Stock-based compensation	16,156	—	16,156	—	—	—
Shares issued from settlement of Warrants	68,996	—	68,996	—	—	—
Repurchases of common stock	—	(51,463)	(51,463)	—	—	—
Shares, end of period	5,539,791	(133,047)	5,406,744	5,454,639	(81,584)	5,373,055

Warrants to Purchase Common Stock

As previously disclosed in our Annual Report on Form 10-K, the Company issued 5,258,320 warrants (the "Warrants") in November 2020. In connection with the spin-off of MtronPTI in October 2022, pursuant to the warrant agreement, the exercise price was adjusted to $4.75 per share and the target trigger price for potential acceleration was adjusted to $6.65 per share (the "Adjusted Trigger Price").

On  March 4, 2025, the average volume weighted average price ("VWAP") of LGL Group common stock exceeded the Adjusted Trigger Price for 30 consecutive trading days, which resulted in the Warrants becoming immediately exercisable.

During the three months ended September 30, 2025, Warrant holders exercised 344,980, or 6.6%, of the Warrants, with an exercise price of $4.75 per share, in a net share settlement of 68,996 shares of LGL Group common stock. As of September 30, 2025, there were 4,913,340 Warrants outstanding.

On November 6, 2025, the Company's Board of Directors (the "Board") approved an extension to the expiration date from November 16, 2025, a Sunday, which allowed holders to exercise their Warrants by the close of business on November 17, 2025, to Tuesday December 9, 2025. Except for the change in expiration date, all other terms of the Warrants remain unchanged.

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

Share Repurchase Program

On  August 29, 2011, the Board authorized an expansion of its previously announced share repurchase program (the "Repurchase Program"), pursuant to which the Company  may repurchase up to an additional 347,491 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized for repurchase under the Company's existing share repurchase program to 797,491 shares, of which 540,000 shares were available to be repurchased, at such times, amounts and prices as the Company shall deem appropriate.

On September 19, 2025, the Board authorized the Company to repurchase up to 100,000 shares under the Repurchase Program. During the three months ended September 30, 2025, the Company repurchased 51,463 shares at an aggregate cost of $366, or an average price of $7.08 per share.

As of September 30, 2025, the Company had repurchased an aggregate of 133,047 shares of common stock at a cost of $946, all of which are currently held in treasury.

Refer to Unregistered Sales of Equity Securities and Use of Proceeds in Part II, Item 2. of this Quarterly Report on Form 10-Q for further information.

11. Earnings Per Share ("EPS")

The following table presents a reconciliation of Net income (loss) and shares used in calculating basis and diluted net income (loss) per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator for EPS:
Net income	$794	$90	$762	$294
Less: Net income from attributable to non-controlling interests	22	18	47	64
Net income attributable to LGL Group common stockholders	$772	$72	$715	$230

Denominator for EPS:
Weighted average common shares outstanding - basic	5,312,797	5,352,937	5,356,726	5,352,937
Dilutive effects:
Warrants	319,065	172,266	308,508	183,915
Restricted stock	17,881	6,766	14,088	6,943
Weighted average common shares outstanding - diluted	5,649,743	5,531,969	5,679,322	5,543,795

Income per common share attributable to LGL Group common stockholders:
Basic	$0.15	$0.01	$0.13	$0.04
Diluted	$0.14	$0.01	$0.13	$0.04

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

The components of inventory as of  September 30, 2025 and  December 31, 2024 are summarized below:

	September 30, 2025	December 31, 2024
Raw materials	$339	$302
Work in process	8	5
Finished goods	1	31
Total gross inventory	348	338
Reserve for excess and obsolete inventory	(80)	(71)
Inventories, net	$268	$267

Intangible Assets, Net

The components of intangible assets as of  September 30, 2025 and  December 31, 2024 are summarized below:

	September 30, 2025	December 31, 2024
Intellectual property	$214	$214
Gross intangible assets	214	214
Less: Accumulated amortization	(194)	(178)
Intangible assets, net	$20	$36

14. Domestic and Foreign Revenues

Significant foreign revenues from operations (10% or more of foreign sales) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Spain	$120	$230	$220	$334
United Kingdom	—	7	104	18
Netherlands	90	—	90	21
France	67	—	71	24
Australia	—	84	42	171
India	—	94	7	193
Romania	—	—	—	94
All other foreign countries	42	39	142	42
Total foreign revenues	$319	$454	$676	$897
Total domestic revenue	$342	$196	$974	$676

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

The accompanying unaudited condensed consolidated financial statements include the accounts of The LGL Group, Inc., its majority-owned subsidiaries, and variable interest entities ("VIE") of which we are the primary beneficiary.

We provide our products and services through our Electronic Instruments and Merchant Investment businesses. Activities not related to our business segments, such as our corporate operations and corporate-level assets and financial obligations, are included in Corporate.

As of September 30, 2025, LGL Group had investments (classified within Cash and cash equivalents and Marketable securities) with a fair value of approximately $41.0 million, of which $25.4 million was held within the Merchant Investment business. The Company accounts for its Marketable securities under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 321, Investments - Equity Securities ("ASC 321") and as such, its Marketable securities are reported at fair value on its Condensed Consolidated Balance Sheets.

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

Changing Interest Rates

The U.S. Federal Reserve decreased the federal funds rate a total of four times throughout 2024, resulting in a range from 4.25% to 4.50% as of December 31, 2024. Through the date of filing of this Quarterly Report on Form 10-Q, the U.S. Federal Reserve decreased the federal funds rate twice totaling 50 basis points to a range of 3.75% to 4.00%. It is expected that the U.S. Federal Reserve will maintain the federal funds rate at this range for the remainder of 2025. If interest rates continue to decline, the returns generated by our investments in U.S. Treasuries could be adversely impacted.

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

Results of Operations - Consolidated

Three months ended September 30, 2025 compared to three months ended September 30, 2024

The following table presents our Condensed Statements of Operations for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Revenues:
Net sales	$661	$650	$11	1.7%
Net investment income	442	531	(89)	-16.8%
Net gains (losses)	5	(2)	7	-350.0%
Total revenues	1,108	1,179	(71)	-6.0%
Expenses:
Manufacturing cost of sales	312	368	(56)	-15.2%
Engineering, selling and administrative	676	673	3	0.4%
Total expenses	988	1,041	(53)	-5.1%
Income from operations before income taxes	120	138	(18)	-13.0%
Income tax (benefit) expense	(674)	48	(722)	-1504.2%
Net income	794	90	704	782.2%
Less: Net income attributable to non-controlling interests	22	18	4	22.2%
Net income attributable to LGL Group common stockholders	$772	$72	$700	972.2%

Total Revenues

Total revenues decreased $71, or 6.0%, from $1,179 for the three months ended September 30, 2024 to $1,108 for the three months ended September 30, 2025. The decrease was primarily driven by a $89, or 16.8%, decrease in Net investment income from $531 for the three months ended September 30, 2024 to $442 for the three months ended September 30, 2025 due to lower yields on investments in United States Treasury money market funds.

Total Expenses

Total expenses decreased $53, or 5.1%, from $1,041 for the three months ended September 30, 2024 to $988 for the three months ended September 30, 2025. The decrease was primarily driven by a $56, or 15.2%, decrease in Manufacturing cost of sales from $368 for the three months ended September 30, 2024 to $312 for the three months ended September 30, 2025 due to sales of lower-cost products.

Gross Margin

Gross margin (Net sales less Manufacturing cost of sales as a percentage of Net sales) increased 940 basis points from 43.4% for the three months ended September 30, 2024 to 52.8% for the three months ended September 30, 2025 reflecting sales of higher margin products.

Income Tax Expense

Income tax expense decreased $722, or 1,504.2%, from $48 for the three months ended September 30, 2024 to an income tax benefit of $674 for the three months ended September 30, 2025 primarily due to the reversal of a previously recorded uncertain tax position as the related tax matter is no longer subject to examination by the relevant taxing authority.

Net Income Attributable to Non-Controlling Interests

Net income attributable to non-controlling interests increased $4, or 22.2%, from $18 for the three months ended September 30, 2024 to $22 for the three months ended September 30, 2025 primarily due to higher Net income from LGL Systems in 2025 than in 2024.

Nine months ended September 30, 2025 compared to nine months ended September 30, 2024

The following table presents our Condensed Statements of Operations for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Revenues:
Net sales	$1,650	$1,573	$77	4.9%
Net investment income	1,287	1,568	(281)	-17.9%
Net gains (losses)	13	(6)	19	-316.7%
Total revenues	2,950	3,135	(185)	-5.9%
Expenses:
Manufacturing cost of sales	760	786	(26)	-3.3%
Engineering, selling and administrative	2,060	1,895	165	8.7%
Total expenses	2,820	2,681	139	5.2%
Income from operations before income taxes	130	454	(324)	-71.4%
Income tax (benefit) expense	(632)	160	(792)	-495.0%
Net income	762	294	468	159.2%
Less: Net income attributable to non-controlling interests	47	64	(17)	-26.6%
Net income attributable to LGL Group common stockholders	$715	$230	$485	210.9%

Total Revenues

Total revenues decreased $185, or 5.9%, from $3,135 for the nine months ended September 30, 2024 to $2,950 for the nine months ended September 30, 2025. The decrease was primarily driven by a $281, or 17.9%, decrease in Net investment income from $1,568 for the nine months ended September 30, 2024 to $1,287 for the nine months ended September 30, 2025 due to lower yields on investments in United States Treasury money market funds.

The decrease was partially offset by a $77, or 4.9%, increase in Net sales from $1,573 for the nine months ended September 30, 2024 to $1,650 for the nine months ended September 30, 2025 primarily due to higher product shipments.

Total Expenses

Total expenses increased $139, or 5.2%, from $2,681 for the nine months ended September 30, 2024 to $2,820 for the nine months ended September 30, 2025. The increase: was primarily driven by a $165, or 8.7%, increase in Engineering, selling and administrative from $1,895 for the nine months ended September 30, 2024 to $2,060 for the nine months ended September 30, 2025 due to higher professional services fees and employee-related costs.

Gross Margin

Gross margin (Net sales less Manufacturing cost of sales as a percentage of Net sales) increased 390 basis points from 50.0% for the nine months ended September 30, 2024 to 53.9% for the nine months ended September 30, 2025 reflecting sales of lower margin products.

Income Tax Expense

Income tax expense decreased $792, or 495.0%, from $160 for the nine months ended September 30, 2024 to an income tax benefit of $632 for the nine months ended September 30, 2025 primarily due to the reversal of a previously recorded uncertain tax position as the related tax matter is no longer subject to examination by the relevant taxing authority.

Net Income Attributable to Non-Controlling Interests

Net income attributable to non-controlling interests decreased $17, or 26.6%, from $64 for the nine months ended September 30, 2024 to $47 for the nine months ended September 30, 2025 primarily due to lower Net income from LGL Systems in 2025 than in 2024.

Backlog

As of September 30, 2025, our order backlog was $776, an increase of $440, or 131.0%, from $336 as of December 31, 2024 and an increase of $271, or 53.7%, from $505 as of September 30, 2024. The backlog of unfilled orders includes amounts based on signed contracts likely to be fulfilled largely in the next 12 months but usually will ship within the next 90 days. Order backlog is adjusted quarterly to reflect project cancellations, deferrals, and revised project scope and cost, if any.

Results of Operations - Operating Segments

Electronic Instruments

Three months ended September 30, 2025 compared to three months ended September 30, 2024

The following table presents income from operations of our Electronic Instruments segment for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Revenues:
Net sales	$661	$650	$11	1.7%
Total revenues	661	650	11	1.7%
Expenses:
Manufacturing cost of sales	312	368	(56)	-15.2%
Engineering, selling and administrative	245	238	7	2.9%
Total expenses	557	606	(49)	-8.1%
Income from operations before income taxes	$104	$44	$60	136.4%

Income from Operations Before Income Taxes

Income from operations before income taxes increased $60, or 136.4%, from $44 for the three months ended September 30, 2024 to $104 for the three months ended September 30, 2025. The increase was primarily due to a $56, or 15.2%, decrease in Manufacturing cost of sales driven by sales of higher margin products.

Nine months ended September 30, 2025 compared to nine months ended September 30, 2024

The following table presents income from operations of our Electronic Instruments segment for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Revenues:
Net sales	$1,650	$1,573	$77	4.9%
Total revenues	1,650	1,573	77	4.9%
Expenses:
Manufacturing cost of sales	760	786	(26)	-3.3%
Engineering, selling and administrative	699	667	32	4.8%
Total expenses	1,459	1,453	6	0.4%
Income from operations before income taxes	$191	$120	$71	59.2%

Income from Operations Before Income Taxes

Income from operations before income taxes increased $71, or 59.2%, from $120 for the three months ended September 30, 2024 to $191 for the three months ended September 30, 2025. The increase was primarily due to

•	a $77, or 4.9%, increase in Net sales driven by higher product shipments; and
•	a $26, or 3.3%, decrease in Manufacturing cost of sales consistent with the overall growth in revenues and sales of lower-cost products during Q3 2025.

The increase was partially offset by a $32, or 4.8%, increase in Engineering, selling and administrative higher engineering-related costs due to changes in headcount and higher professional services fees.

Merchant Investment

Three months ended September 30, 2025 compared to three months ended September 30, 2024

The following table presents income from operations of our Merchant Investment segment for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Revenues:
Net investment income	$274	$318	$(44)	-13.8%
Total revenues	274	318	(44)	-13.8%
Expenses:
Engineering, selling and administrative	145	90	55	61.1%
Total expenses	145	90	55	61.1%
Income from operations before income taxes	$129	$228	$(99)	-43.4%

Income from Operations Before Income Taxes

Income from operations before income taxes decreased $99, or 43.4%, from $228 for the three months ended September 30, 2024 to $129 for the three months ended September 30, 2025. The decrease was primarily due to:

•	a $44, or 13.8%, decrease in Net investment income driven by lower yields on investments in United States Treasury money market funds; and
•	a $55, or 61.1%, increase in Engineering, selling and administrative driven by higher corporate-level expenses allocated to the Merchant Investment segment.

Nine months ended September 30, 2025 compared to nine months ended September 30, 2024

The following table presents income from operations of our Merchant Investment segment for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Revenues:
Net investment income	$783	$922	$(139)	-15.1%
Total revenues	783	922	(139)	-15.1%
Expenses:
Engineering, selling and administrative	353	217	136	62.7%
Total expenses	353	217	136	62.7%
Income from operations before income taxes	$430	$705	$(275)	-39.0%

Income from Operations Before Income Taxes

Income from operations before income taxes decreased $275, or 39.0%, from $705 for the nine months ended September 30, 2024 to $430 for the nine months ended September 30, 2025. The decrease was primarily due to partially offset by a $136, or 62.7%, increase in Engineering, selling, and administrative driven by higher corporate-level expenses allocated to the Merchant Investment segment.

•	a $139, or 15.1%, decrease in Net investment income related to lower yields on investments in United States Treasury money market funds; and
•	a $136, or 62.7%, increase in Engineering, selling, and administrative driven by higher corporate-level expenses allocated to the Merchant Investment segment.

Corporate

Three months ended September 30, 2025 compared to three months ended September 30, 2024

The following table presents income from operations of our Corporate segment for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Revenues:
Net investment income	$168	$213	$(45)	-21.1%
Net gains (losses)	5	(2)	7	-350.0%
Total revenues	173	211	(38)	-18.0%
Expenses:
Engineering, selling and administrative	286	345	(59)	-17.1%
Total expenses	286	345	(59)	-17.1%
Loss from operations before income taxes	$(113)	$(134)	$21	-15.7%

Loss from Operations Before Income Taxes

Loss from operations before income taxes decreased $21, or 15.7%, from $134 for the three months ended September 30, 2024 to $113 for the three months ended September 30, 2025. The decrease was primarily due to a $45, or 21.1%, decrease in Net investment income reflecting lower yields on investments in United States Treasury money market funds partially offset by a $59, or 17.1%, decrease in Engineering, selling and administrative related to higher allocations of corporate-level expenses to the Electronic Instruments and Merchant Investment segments.

Nine months ended September 30, 2025 compared to nine months ended September 30, 2024

The following table presents income from operations of our Corporate segment for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Revenues:
Net investment income	$504	$646	$(142)	-22.0%
Net gains (losses)	13	(6)	19	-316.7%
Total revenues	517	640	(123)	-19.2%
Expenses:
Engineering, selling and administrative	1,008	1,011	(3)	-0.3%
Total expenses	1,008	1,011	(3)	-0.3%
Loss from operations before income taxes	$(491)	$(371)	$(120)	32.3%

Loss from Operations Before Income Taxes

Loss from operations before income taxes increased $120, or 32.3%, from $371 for the nine months ended September 30, 2024 to $491 for the nine months ended September 30, 2025. The increase was primarily due to a $142, or 22.0%, decrease in Net investment income reflecting lower yields on investments in United States Treasury money market funds.

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

As of September 30, 2025 and December 31, 2024, Cash and cash equivalents were $41,571 and $41,585, respectively.

Cash Flow Activity

The following table presents the cash flow activity for the periods indicated:

	As of September 30,
(in thousands)	2025	2024
Cash and cash equivalents, beginning of period	$41,585	$40,711
Cash provided by operating activities	425	891
Cash used in financing activities	(439)	—
Net change in cash and cash equivalents	(14)	891
Cash and cash equivalents, end of period	$41,571	$41,602

Operating Activities

Cash provided by operating activities was $425 for the nine months ended September 30, 2025 compared to $891 for the nine months ended September 30, 2024, a decrease of $466, primarily due to the following:

•	a $679 decrease in Deferred income taxes from $25 for the nine months ended September 30, 2024 to ($654) for the nine months ended September 30, 2025; and
•	a $253 decrease in the net change in operating assets and liabilities from $523 for the nine months ended September 30, 2024 to $270 for the nine months ended September 30, 2025.

Our working capital metrics and ratios were as follows:

(in thousands)	September 30, 2025	December 31, 2024
Current assets	$42,846	$42,642
Less: Current liabilities	1,081	904
Working capital	$41,765	$41,738

Current ratio	39.6	47.2

Management continues to focus on efficiently managing working capital requirements to match operating activity levels and will seek to deploy the Company’s working capital where it will generate the greatest returns.

Financing Activities

Cash used in financing activities was $439 for the nine months ended September 30, 2025 compared to cash provided by financing activities of $0 for the nine months ended September 30, 2024, a decrease of $439, primarily due to net proceeds from the exercise of warrants and the repurchase of LGL Group common stock.

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

Contractual Obligations

As of September 30, 2025, there have been no material changes in our contractual obligations from December 31, 2024, a description of which may be found in Part II, Item 7. Management Discussion and Analysis - Liquidity and Capital Resources - Contractual Obligations in the 2024 Annual Report.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2025 was conducted under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2025, were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by or on behalf of LGL Group or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) of LGL Group common stock during the three months ended September 30, 2025:

	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximim Number (or Approximate Dollar Value) of Shares that May Yet to be Purchased Under the Plan or Programs
July 1, 2025 - July 31, 2025	—	$—	—	458,416
August 1, 2025 - August 31, 2025	—	—	—	458,416
September 1, 2025 - September 30, 2025	51,463	7.08	51,463	406,953
Total	51,463		51,463

During the three months ended September 30, 2025, The LGL Group, Inc. repurchased 51,463 shares of LGL Group common stock, par value $0.01 per share ("LGL Group Common Stock") for an aggregate purchase price of $366.

Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors.

Item 5.	Other Information

During the three months ended September 30, 2025, none of our directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K of the Exchange Act.

Item 6.	Exhibits

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 (and are numbered in accordance with Item 601 of Regulation S-K):

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Success.
2.1	Amended and Restated Subscription Agreement, dated April 14, 2025, by and among The LGL Group, Inc. and Morgan Group Holding Co. (1)	10-Q	001-00106	2.1	August 14, 2025

3.	Articles of Incorporation and Bylaws.
3.1	Certificate of Incorporation of The LGL Group, Inc.	8-K	001-00106	3.1	August 31, 2007
3.2	The LGL Group, Inc. By-Laws.	8-K	001-00106	3.2	August 31, 2007
3.3	The LGL Group, Inc. Amendment No. 1 to By-Laws.	8-K	001-00106	3.1	June 17, 2014
3.4	The LGL Group, Inc. Amendment No. 2 to By-Laws.	8-K	001-00106	3.1	February 21, 2020
3.5	The LGL Group, Inc. Amendment No. 3 to By-Laws.	8-K	001-00106	3.1	February 26, 2020
3.6	The LGL Group, Inc. Certificate of Amendment to Certificate of Incorporation.	8-K	001-00106	3.1	January 4, 2020

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101					X
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

THE LGL GROUP, INC. (Registrant)

November 14, 2025	By:	/s/ Marc Gabelli
Marc Gabelli
Chief Executive Officer (Principal Executive Officer)

November 14, 2025	By:	/s/ Patrick Huvane
Patrick Huvane
Executive Vice President - Business Development (Principal Financial Officer)