Form 10-K
period 2025-12-31
LGL GROUP INC
filed 2026-03-30
CIK 61004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

(407) 298-2000

Registrant's telephone number, including area code

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant, based upon the $7.62 per share closing price of the registrant's common stock on June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, was $21,901,648. Solely for the purpose of this calculation, shares held by directors and executive officers of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

The number of outstanding shares of the registrant's common stock was 6,528,033 as of March 16, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Document of the Registrant	Form 10-K Reference Location
Portions of the registrant's definitive proxy statement for the 2026 Annual Meeting of Stockholders	Part III, Items 10, 11, 12, 13 and 14

The LGL Group, Inc.

Form 10-K for the year ended December 31, 2025

PART I

Cautionary Statement Concerning Forward-Looking Statements

This annual report on Form 10-K (this "Report") may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements about the Company's beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company's control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan," "target," "goal," and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. The Company's actual future results may differ materially from those set forth in the Company's forward-looking statements. For information concerning these factors and related matters, see "Risk Factors" in Part I, Item 1A in this Report, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 in this Report. However, other factors besides those referenced could adversely affect the Company's results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Report. The Company does not undertake to revise or update any forward-looking statement to reflect subsequent events or circumstances, except as required by applicable law. As a result, you should not place undue reliance on these forward-looking statements.

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

We maintain our executive offices at 2525 Shader Road, Orlando, Florida 32804. Our telephone number is (407) 298-2000.

Our common stock is traded on the NYSE American ("NYSE") under the symbol "LGL."

LGL Group’s business strategy is primarily focused on growth through expanding new and existing operations across diversified industries. The Company has had a long history of owning and operating various businesses in the precision engineering, manufacturing and services sectors. As a holding company, we believe that the cash flow and asset coverage from our subsidiaries will allow us to maintain a strong balance sheet and ample liquidity over time. We seek to invest available cash and cash equivalents (which includes only investments in money market funds that are registered as management investment companies in reliance on Rule 2a-7 under the Investment Company Act of 1940, as amended (the "Investment Company Act")) and marketable securities in liquid investments with a view to enhancing returns as we continue to assess further acquisitions of, or investments in, operating businesses. As of December 31, 2025, we had Cash and cash equivalents and Marketable securities with a fair market value of approximately $41,550.

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

We provide our products and services through our Electronic Instruments and Merchant Investment businesses. Activities not related to our business segments such as our corporate operations, corporate-level assets and financial obligations are included in our Corporate segment.

Our Electronic Instruments segment derives revenues principally from net sales of various products. Our Merchant Investment business derives revenues from investment income and gains and losses from investment transactions as well as fee income on any syndicated investments.

On October 7, 2022, we completed the spin-off of M-tron Industries, Inc. ("MtronPTI") (the "Spin-off" or the "Separation"). The Separation is described further below under Business Strategy - MtronPTI Separation.

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

Our Electronic Instruments business, Precise Time and Frequency, LLC ("PTF"), employs a market-based approach of designing and offering new products to our customers through both organic research and development, and through strategic partnerships, joint ventures, acquisitions or mergers. We seek to leverage our core strength as an engineering leader to expand client access to, and add new capabilities and continue to diversify our product offerings. Our focus is on investments that will differentiate us, broaden our portfolio and lead toward higher levels of integration organically and through joint venture, merger and acquisition opportunities. We believe that successful execution of this strategy will lead to a transformation of our product portfolio towards multi-component integrated offerings, longer product life cycles, better margins and improved competitive position.

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

This direct investment effort includes the development of various vehicles designed to leverage the Company’s broad investment network. LGL Systems Acquisition Holding Company, LLC ("LGL Systems"), a partially owned subsidiary of the Company, serves as the sponsor of certain direct investing efforts. LGL Systems' first vehicle, LGL Systems Acquisition Corporation, was a special purpose acquisition company, commonly referred to as a "SPAC" or blank check company, formed for the purpose of effecting a business combination in the aerospace, defense and communications industries ("LGL I"). LGL I was a publicly traded company on the NYSE American under the ticker symbol "DFNS." In 2019, the Company invested $3.35 million in LGL Systems. LGL Systems held 20% of the total common shares (Class A and Class B) in LGL I along with 5,200,000 private warrants. Prior to June 2023, the Company accounted for LGL Systems and any related activity under the equity method of accounting in the Company’s financial statements. However, beginning in June 2023, the Company consolidated LGL Systems as it was deemed to be the primary beneficiary.

Refer to Note 6 - Variable Interest Entities in the accompanying Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Report for further information.

An anthology of the Company’s activities underscores the path ahead:

1917	Lynch Glass Machinery, predecessor of Lynch Corporation, was organized, which became a successful manufacturer of glass-forming machinery in the late 1920s.
1928	Lynch Corporation ("Lynch") was incorporated in the State of Indiana.
1946	Lynch was listed on the 'New York Curb Exchange'.
1964	Curtiss-Wright Corporation purchased a controlling interest in Lynch.
1976	M-tron Industries, Inc., a manufacturer of quartz crystals, was acquired.
1985	Companies affiliated with Gabelli Funds, Inc. acquired a majority interest in Lynch's common stock, including the entire interest of Curtiss-Wright Corporation.
1986	Lynch issued $23 million of 8% convertible subordinated debentures as the first step in an acquisition program designated to broaden Lynch's business base.
1987	•

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

2004

Venator Merchant Fund LLC, an affiliate of Marc Gabelli, LGL Group Executive Chairman, financed the acquisition of Piezo Technology, Inc., based in Orlando, Florida, to re-direct M-tron Industries, Inc.'s strategic direction. This acquisition set the stage for the development of M-tron Industries, Inc.'s orientation toward the avionics, space, and defense industries.

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

Merchant Investment

The Merchant Investment segment is comprised of various investment vehicles in which we have a shareholder, partner, or general partner interest, and through which LGL Group invests its capital. As the Company continues to assess further acquisitions of, or investments in, operating businesses broadly, we seek to invest currently available cash and cash equivalents with a view to enhancing returns. Our core strengths include identifying and acquiring undervalued assets and businesses, often through the purchase of securities, increasing value through management, financial or other operational changes, and managing complex legal, regulatory or financial issues, which may include technical engineering, environmental, zoning, permitted, and licensing issues, among others. As shareholder or partner, LGL Group will provide advisory and certain administrative and back-office services to such investment vehicles but will not provide such services to any other entities, individuals or accounts.

As of December 31, 2025, LGL Group had investments (currently classified within Cash and cash equivalents and Marketable securities) with a fair value of $41,353, of which  $25,655 was held within the Merchant Investment business. The Company accounts for its Marketable securities under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 321, Investments - Equity Securities ("ASC 321"), and as such, its Marketable securities are reported at fair value on its Consolidated Balance Sheets.

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

The table below presents the concentration of the Company's customers for the year ended December 31, 2025:

	Revenue
(in thousands)	$	%
Customer 1	$453	18.5%
Customer 2	394	16.1%
Customer 3	253	10.3%
Customer 4	220	9.0%
Top 4 largest customers	1,320	53.9%
All other (a)	1,133	46.1%
Total sales	$2,453	100.0%
(a)	Comprised of approximately 32 customers

This spread of revenue over a broad customer base reduces the vulnerability of the company to any customer suffering from a market downturn, or other debilitating issue including insolvency.

Competition

We design, manufacture and market products for the generation, synchronization and control of time and frequency in many cases ensuring optimal utilization of allocated spectrum. There are a number of domestic and international manufacturers who are capable of providing custom-designed products comparable in quality and performance to our products. Our competitive strategy begins with our focus on niche markets where precise specification, the ability to provide custom configurations, and reliability are the major requirements.

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

International Revenues

In 2025, our international revenues were $897, or 36.6%, of total sales compared to $962, or 43.2%, of total sales in 2024. In both 2025 and 2024, these revenues were derived primarily from customers in Europe and Asia. We avoid significant currency exchange risk by transacting and settling substantially all of our international sales in United States dollars.

Seasonality

Our business is not seasonal, although shipment schedules may be affected by the production schedules of our customers, or their contract manufacturers based on regional practices or customs.

Order Backlog

Our order backlog was $625 and $336 as of December 31, 2025 and 2024, respectively. The backlog of unfilled orders includes amounts based on purchase orders. Although backlog represents only firm orders that are considered likely to be fulfilled primarily within the 12 months following receipt of the order, cancellations or scope adjustments may and do occur.

Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost. We expect to fill substantially all of our 2025 order backlog in 2026, but cannot provide assurances as to what portion of the order backlog will be fulfilled in a given year.

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

During June 2023, LGL Group transferred approximately $21.0 million of cash and cash equivalents to its wholly owned subsidiary, Lynch Capital International, LLC ("Lynch Capital"), for its use within the Merchant Investment business. During June 2023, Lynch Capital was appointed as sole managing member of LGL Systems Nevada Management Partners, LLC ("LGL Nevada") and invested approximately $4 into LGL Nevada, representing its 1% general partnership interest. In conjunction with this transaction, Lynch Capital also invested $1.0 million into LGL Systems, which is controlled by LGL Nevada. As a result of these transactions, the Company determined it was the primary beneficiary of LGL Systems and was therefore required to consolidate LGL Systems. As of June 2023, the Company recorded $1.9 million of non-controlling interests in LGL Systems on its consolidated balance sheets.

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

Human Capital Management

As of December 31, 2025, the Company’s executives were based in Orlando, Florida and Greenwich, Connecticut. We employed seven full-time manufacturing and engineering employees located in Wakefield, Massachusetts and one corporate and investment employee located in Greenwich, Connecticut. The Company’s Controller is employed through certain service level agreements in place. None of the Company's employees are represented by a labor union and the Company considers its relationships with employees to be good.

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

All investments, including those in related party mutual funds, are overseen by the independent Related Party Committee of the Board of Directors (the "Related Party Committee"). The Related Party Committee meets regularly to review the alternatives and has determined the current investments most reflect the Company's objective of lower cost, market return and adherence to having a larger proportion of underlying investments directly in United States Treasuries.

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

As of December 31, 2025, we had investments in Cash and cash equivalents and Marketable securities with a fair market value of $41,550, which may be accessed on short notice to satisfy our liquidity needs. However, if the investments experience negative performance, the value of these investments will be negatively impacted, which could have a material adverse effect on our operating results, cash flows and financial position.

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

•

Generally, there are few limitations set forth in the governing documents of the Merchant Investment business on the execution of its investment activities, which are subject to the sole discretion of our management and the Related Party Committee of the Board of Directors.

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

Our business, financial condition, operating results and cash flows may be adversely affected by changes in global economic conditions and geopolitical risks, including credit market conditions, trade policies, tariffs, levels of consumer and business confidence, commodity prices and availability, inflationary pressure, exchange rates, levels of government spending and deficits, social or political conditions, and other challenges that could affect the global economy including impacts associated with the continuing developments in the war against Ukraine and sanctions which have been announced by the United States and other countries against Russia, which have caused significant uncertainty, adding to continuing concerns about supply chain disruptions, inflation and increases in interest rates in the markets in which we operate. Similar geopolitical tensions and political and/or armed conflicts, including tensions between the U.S. and China, China and Taiwan, and the conflicts between the U.S. and Iran and Israel and Palestine could adversely impact our financial performance and global operations. Such conditions could have an adverse impact on our flexibility to react to changing economic and business conditions and on our ability to fund our operations. In addition, restrictions on credit availability could adversely affect the ability of our customers to make payments. Similarly, credit restrictions may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress.

Changes in United States trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition, and results of operations.

We are subject to the trade policies, export/import controls, and other rules and regulations, including tariffs, trade sanctions, and license requirements of the U.S. and other government authorities. During the first Trump Administration from 2017 to 2021, certain tariffs and retaliatory tariffs, as well as other trade restrictions, were imposed on various products and materials. In 2025, President Trump again imposed tariffs and retaliatory tariffs against U.S. trading partners, some countries responded with new or increased tariffs of their own, and the amount of the import tariff and the number of products subject to tariffs changed multiple times based on actions by the U.S. government .However, there is currently significant uncertainty about the future relationship between the United States and various other countries with respect to trade policies, treaties, tariffs and customs duties. On February 20, 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). Following the Supreme Court’s decision, the Trump Administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business.

Future tariffs and trade restrictions may cause the prices of our vendors' products to increase, which could reduce demand for such products, or reduce our vendors' margins, and adversely impact their revenues, financial results, and ability to service debt. This in turn could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, our results of operations and financial condition could be materially and adversely impacted in the future. At this time, the situation remains dynamic and it remains unclear what the U.S. government or foreign governments will or will not do with respect to additional tariffs that may be imposed or international trade agreements and policies.

Inflation and changing interest rates may adversely affect our financial condition and results of operations.

Inflation in the United States decreased from 2.9% as of December 31, 2024 to 2.7% as of December 31, 2025, which is still above the U.S. Federal Reserve's long-term target of 2.0%. If inflation remains elevated in 2026, our Manufacturing cost of sales along with Engineering, selling and administrative expenses could increase at a rate higher than our revenue.

The U.S. Federal Reserve decreased the federal funds rate a total of three times throughout 2025, resulting in a range from 3.50% to 3.75% as of December 31, 2025. If interest rates continue to decline, the returns generated by our investments in U.S. Treasuries could be adversely impacted.

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

For the years ended December 31, 2025 and 2024, we had net income of approximately $688 and $432, respectively. This fluctuation was a result of higher Net sales and Net investment income partially offset by higher expenses. Our operating income was derived from PTF, whose future rate of growth and profitability are highly dependent on the development and growth of demand for our products in the communications, networking, aerospace, defense, instrumentation and industrial markets, which can be cyclical, as well as net investment income from investments held by the Company. We cannot be certain whether we will generate sufficient revenues or sufficiently manage expenses to sustain profitability. Further, our returns on our cash and investments may not be sufficient to cover operating losses from PTF.

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

In 2025 and 2024, the majority of our revenues were derived from sales to manufacturers of equipment for the defense, aerospace, instrumentation and industrial markets for frequency and timing synchronization instruments and peripheral equipment, including indirect sales through distributors. During 2026, we expect a significant portion of our revenues to continue to be derived from sales to these manufacturers. Often OEMs and other service providers within these markets have experienced periods of capacity shortage and periods of excess capacity, as well as periods of either high or low demand for their products. In periods of excess capacity or low demand, purchases of capital equipment may be curtailed, including equipment that incorporates our products. A reduction in demand for the manufacture and purchase of equipment for these markets, whether due to cyclical, macroeconomic or other factors, or due to our reduced ability to compete based on cost or technical factors, could substantially reduce our net sales and operating results and adversely affect our financial condition. Moreover, if these markets fail to grow as expected, we may be unable to maintain or grow our revenues. The multiple variables which affect the communications, networking, aerospace, defense, instrumentation and industrial markets for our products, as well as the number of parties involved in the supply chain and manufacturing process, can impact inventory levels and lead to supply chain inefficiencies. As a result of these complexities, we have limited visibility to forecast revenue projections accurately for the near and medium-term timeframes.

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

A significant percentage of our sales has been, and is expected to be, concentrated among a relatively small number of customers. In 2025, the Company's three largest customers accounted for $453, or 18.5%, $394, or 16.1%, and $253, or 10.3%, respectively, of the Company’s Net sales. In 2024, the Company's two largest customers accounted for $310, or 13.9%, and $261, or 11.7%, respectively, of the Company’s Net sales. We anticipate that this concentration of sales among these customers will continue in the future. The loss of a significant customer, changes in customer buying behaviors or a substantial decrease in sales to such a customer could have a material adverse effect on our sales and operating results. In addition, any consolidation among our key customers may further increase our customer concentration risk.

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

From time to time, we may also be subject to U.S. government investigations relating to our or our customers’ operations and products. In particular, for international business, we are required to submit a request for AES validation used by U.S. government agencies to measure the compliance of U.S. exports with U.S. export control laws. The cost of cooperating or complying with such audits or investigations may adversely affect our financial results.

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

From January 1, 2025 through December 31, 2025, the high and low closing prices for our common stock were $7.76 and $5.65, respectively. There is a limited public market for our common stock, and we cannot provide assurances that a more active trading market will develop or be sustained. As a result of limited trading volume in our common stock, the purchase or sale of a relatively small number of shares could result in significant price fluctuations and it may be difficult for holders to sell their shares without depressing the market price for our common stock.

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

Our officers, directors and 10% or greater stockholders control approximately 36.7% of the voting power represented by our outstanding shares of common stock as of March 16, 2026.

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

Currently, we are a "smaller reporting company," meaning that our outstanding common stock held by non-affiliates had a market value of less than $250 million as of June 30, 2025. As a "smaller reporting company," we are able to provide simplified executive compensation disclosures in our filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in our SEC filings, including, being required to provide only two years of audited financial statements in annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects.

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

We received an opinion of a tax expert to the effect that, for U.S. federal income tax purposes, the Separation qualifies for tax-free treatment under certain sections of the Internal Revenue Code of 1986, as amended (the "Code"). However, the opinion relies on certain assumptions, representations and undertakings, including those relating to the past and future conduct of our business, and the opinion would not be valid if such assumptions, representations and undertakings were incorrect. Furthermore, the opinion is not binding on the Internal Revenue Service ("IRS") or the courts. If, notwithstanding receipt of the opinion, the Separation or certain related transactions are determined to be taxable, we would be subject to a substantial tax liability. In addition, if the Separation is taxable, each holder of our common stock who received shares of M-tron Industries, Inc. in connection with the Separation would generally be treated as receiving a taxable dividend in an amount equal to the fair value of the shares received.

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

There is a risk that the Distribution may not qualify for tax-free treatment and, accordingly, will be a taxable transaction to the Company’s stockholders. While the Distribution is intended to be tax-free under Section 355 of the Code, and while we believe that the Company’s stockholders should not recognize gain or loss as a result of the Distribution and that no amount should be included in their income as a result of the Distribution for U.S. federal income tax purposes, neither the Company nor MtronPTI has applied or will apply for a private letter ruling from the IRS with respect to the tax consequences of the Distribution. Accordingly, there can be no assurance that the IRS or another taxing authority will not assert that the Distribution is taxable to the Company, MtronPTI or the Company’s stockholders. If the Distribution is determined to be taxable for U.S. federal income tax purposes, the receipt of MtronPTI common stock in the Separation is expected to be treated as a distribution of property in an amount equal to the fair market value of the stock received. We believe that a reasonable approach to determine the fair market value of the shares of MtronPTI common stock received would be to use the volume weighted average price of MtronPTI common stock on the first full trading day following the Distribution. In such circumstances, the Distribution of MtronPTI common stock in the Separation would be treated as ordinary dividend income to the extent considered paid out of the Company’s current or accumulated earnings and profits (as determined under U.S. federal income tax principles). Distributions in excess of the Company’s current year and accumulated earnings and profits will be treated as a non-taxable return of capital, which reduces basis, to the extent of the holder’s basis in its shares of the Company’s common stock, as applicable, and thereafter as capital gain. The amount of those earnings and profits is not determinable at this time because it will depend on the Company’s income for the entire tax year in which the distribution occurs.

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

As a result of the Separation, Marc Gabelli serves as special advisor to the Chairman of the Board of Directors of MtronPTI and serves as Executive Chairman of the Board of Directors the Company. Such dual roles could create, or appear to create, potential conflicts of interest when the Company and MtronPTI’s officers and directors face decisions that could have different implications for the two companies.

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

The Board of Directors has ultimate oversight of the Company's risk management. Pursuant to its charter, the Audit Committee of the Board of Directors has primary responsibility for the oversight of cybersecurity and information technology risks, and the Company's preparedness for these risks. The Audit Committee receives regular updates from our senior management and MtronPTI personnel (pursuant to the Transitional Administrative and Management Services Agreement between us and MtronPTI) on cybersecurity risk. The Company's cybersecurity incident response is overseen by MtronPTI's Director of IT, who is a member of MtronPTI's enterprise management team and also reports to the LGL Group CEO for all matters concerning LGL Group cybersecurity.

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

The Company’s principal executive offices are located in Orlando, Florida and services are provided to LGL Group by MtronPTI staff under the Amended and Restated Transitional Administrative and Management Services Agreement with MtronPTI. PTF’s operations, which comprise our Electronic Instruments segment, are located in Wakefield, Massachusetts, where PTF leases approximately 3,600 square feet of office and manufacturing space. We are of the opinion that the properties are suitable for our respective businesses and have production capacities adequate to meet the current needs of our businesses.

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

Holders of Common Stock and Warrants

As of March 16, 2026, we had approximately 1,300 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes holders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include holders whose shares may be held in trust by other entities.

Recent Sales of Unregistered Securities

The Company did not sell any equity securities during the year ended December 31, 2025 that were not registered under the Securities Act.

Purchases of Equity Securities by the Issuer or Affiliated Purchaser

The following table sets forth information with respective to shares of common equity purchased by the Company during the three months ended December 31, 2025:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet to be Purchased Under the Plan or Programs
October 1, 2025 - October 31, 2025	—	$—	—	406,953
November 1, 2025 - November 30, 2025	—	—	—	406,953
December 1, 2025 - December 31, 2025	—	—	—	406,953
Total	—		—
(1)

On August 29, 2011, our Board increased the total number of shares authorized for repurchase under the Company’s existing share repurchase program to 797,491 shares, of which 540,000 shares were available to be repurchased, at such times, amounts and prices as the Company shall deem appropriate. Subject to certain safe harbor rules, the timing, amounts, and manner in which the Company can repurchase shares is tied to prevailing trading volumes and other limitations, which includes a general limitation to 25% of the average daily trading volume based on the most recent prior four weeks. The share repurchase program has no time limits and may be suspended or discontinued at any time by our Board. As of December 31, 2025, the Company has repurchased a total of 133,047 shares of common stock under this program at a cost of $946, which shares are currently held in treasury.

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

Warrants

On November 16, 2020, the Company issued 5,258,320 "European-style" warrants (the "Warrants") to holders of record of outstanding shares of the Company's common stock as of November 9, 2020. The Warrants were listed on the NYSE American and traded under the symbol "LGL.WS." Five (5) Warrants entitled their holder to purchase one (1) share of LGL Group common stock at an exercise price of $12.50 and were exercisable at the earlier (i) the expiration of the warrant term, which is November 16, 2025, or (ii) subject to a date acceleration if triggered only after the average volume weighted average price ("VWAP") of LGL Group common stock for 30 consecutive trading days is greater than or equal to $17.50. The Warrants also provide for the adjustment of the exercise price and the trigger price for potential acceleration of the exercise date, upon the occurrence of certain dilutive events.

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

As of December 31, 2025, Warrant holders exercised 4,186,010, or 79.6%, of the Warrants, in a net share settlement of 837,202 shares of common stock. The remaining 1,072,310 Warrants expired unexercised in accordance with their terms. On January 22, 2026, the Company distributed 214,462 shares of common stock to Warrant holders who elected to participate in the over-subscription privilege. The gross proceeds to the Company were $5.0 million, of which $3.6 million was receivable as of December 31, 2025. As of December 31, 2025, no Warrants remained outstanding.

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

For a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023, refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025, which is available free of charge on the SEC's website at https://www.sec.gov and on our website at www.lglgroup.com.

Trends and Uncertainties

We are not aware of any material trends or uncertainties, other than the global economic conditions affecting our industry generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on our revenues or income other than those discussed below and listed in Part I, Item 1A, Risk Factors, of this Report .

Changing Interest Rates

The U.S. Federal Reserve decreased the federal funds rate a total of three times throughout 2025, resulting in a range from 3.50% to 3.75% as of December 31, 2025. Through the date of filing of this Report, the U.S. Federal Reserve has maintained the federal funds rate between 3.50% to 3.75%. If interest rates continue to decline, the returns generated by our investments in U.S. Treasuries could be adversely impacted.

Tariffs

U.S. trade policy, including the imposition, modification, or removal of tariffs remains subject to change due to legislative, regulatory, and judicial developments. Changes in tariff regimes or trade restrictions may increase the cost of imported components, raw materials, or finished goods. If such cost increases occur and exceed our ability to offset them through pricing actions, cost reduction, or supply chain adjustments, our margins and results of operations could be adversely affected. We may seek to adjust prices charged to customers; however, there can be no assurance that such adjustments would be successful.

Results of Operations - Consolidated

The following table presents our Consolidated Statements of Operations for the periods indicated:

	Year Ended December 31,
(in thousands, except share data)	2025	2024	$ Change	% Change
Revenues:
Net sales	$2,453	$2,226	$227	10.2%
Net investment income	1,697	2,071	(374)	(18.1%)
Net gains (losses)	19	(5)	24	480.0%
Total revenues	4,169	4,292	(123)	(2.9%)
Expenses:
Manufacturing cost of sales	1,155	1,047	108	10.3%
Engineering, selling and administrative	2,765	2,546	219	8.6%
Total expenses	3,920	3,593	327	9.1%
Income before income taxes	249	699	(450)	(64.4%)
Income tax (benefit) expense	(506)	177	(683)	(385.9%)
Net income	755	522	233	44.6%
Less: Net income attributable to non-controlling interests	67	90	(23)	(25.6%)
Net income attributable to LGL Group common stockholders	$688	$432	$256	59.3%

2025 Compared to 2024

Total Revenues

Total revenues decreased $123, or 2.9%, from $4,292 in 2024 to $4,169 in 2025. The overall decrease was primarily driven by a $374, or 18.1%, decrease in Net investment income from $2,071 in 2024 to $1,697 in 2025 reflecting lower yields earned on our investments in United States Treasury money market funds within the Merchant Investment and Corporate segments.

The decrease was partially offset by a $227, or 10.2%, increase in Net sales from $2,226 in 2024 to $2,453 in 2025 primarily due to higher product shipments within the Electronic Instruments segment.

Total Expenses

Total expenses increased $327, or 9.1%, from $3,593 in 2024 to $3,920 in 2025. The following items contributed to the overall increase:

•	a $108, or 10.3%, increase in Manufacturing cost of sales from $1,047 in 2024 to $1,155 in 2025 consistent with the increase in Net sales; and
•

a $219, or 8.6%, increase in Engineering, selling and administrative from $2,546 in 2024 to $2,765 in 2025 primarily due to higher salaries, wages, and benefits as well as higher professional service fees.

Gross Margin

Gross margin (Net sales less Manufacturing cost of sales as a percentage of Net sales) decreased 10 basis points from 53.0% in 2024 to 52.9% in 2025 primarily due to the slight increase in Manufacturing cost of sales.

Backlog

As of December 31, 2025, our order backlog was $625, an increase of $289, compared to $336 as of December 31, 2024 primarily due to the timing and size of orders. The backlog of unfilled orders includes amounts based on purchase orders, which we have determined are firm orders likely to be fulfilled primarily in the next 12 months.

Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any. We expect to fill a substantial portion of our order backlog as of December 31, 2025 in 2026, but cannot provide assurances as to what portion of the order backlog will be fulfilled in a given year.

Income Tax Expense

Income tax expense decreased $683, or 385.9%, from $177 in 2024 to ($506) in 2025 primarily due to the reversal of a previously recorded uncertain tax position as the related tax matter is no longer subject to examination by the relevant taxing authority.

Net Income Attributable to Non-Controlling Interests

Net income attributable to non-controlling interests decreased $23 from $90 in 2024 to $67 in 2025 primarily due to lower income from LGL Systems.

Results of Operations - Operating Segments

Electronic Instruments

The following table presents income before income taxes of our Electronic Instruments segment for the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024
Revenues:
Net sales	$2,453	$2,226
Total revenues	2,453	2,226
Expenses:
Manufacturing cost of sales	1,155	1,047
Engineering, selling and administrative	1,002	936
Total expenses	2,157	1,983
Income before income taxes	$296	$243

2025 Compared to 2024

Income Before Income Taxes

Income before income taxes increased $53, or 21.8%, from $243 in 2024 to $296 in 2025. The increase was primarily driven by a $227, or 10.2%, increase in Net sales from $2,226 in 2024 to $2,453 in 2025 primarily due to additional contracts won in 2024.

The increase was partially offset by:

•	a $108, or 10.3%, increase in Manufacturing cost of sales from $1,047 in 2024 to $1,155 in 2025 consistent with the increase in Net sales; and
•	a $66, or 7.1%, increase in Engineering, selling and administrative from $936 in 2024 to $1,002 in 2025 primarily due to higher salaries and benefits.

Merchant Investment

The following table presents income before income taxes of our Merchant Investment segment for the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024
Revenues:
Net investment income	$1,042	$1,228
Total revenues	1,042	1,228
Expenses:
Engineering, selling and administrative	477	381
Total expenses	477	381
Income before income taxes	$565	$847

2025 Compared to 2024

Income Before Income Taxes

Income before income taxes decreased $282 from $847 in 2024 to $565 in 2025 primarily due to:

•	a $188, or 22.3%, decrease in Net investment income from $1,228 in 2024 to $1,042 in 2025 reflecting lower yields earned on investments in United States Treasury money market funds; and
•	a $96, or 25.2%, increase in Engineering, selling and administrative due to higher corporate-level expenses allocated to the Merchant Investment segment.

Corporate

The following table presents income before incomes taxes of the Corporate segment for the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024
Revenues:
Net investment income	$655	$843
Net gains (losses)	19	(5)
Total revenues	674	838
Expenses:
Engineering, selling and administrative	1,286	1,229
Total expenses	1,286	1,229
Loss before income taxes	$(612)	$(391)

2025 Compared to 2024

Loss Before Income Taxes

Loss before income taxes increased $221, or 56.5%, from $391 in 2024 to $612 in 2025 primarily due to:

•	a $188, or 22.3%, decrease in Net investment income from $843 in 2024 to $655 in 2025 reflecting lower yields earned on investments in United States Treasury money market funds; and
•	a $57, or 4.6%, increase in Engineering, selling and administrative from $1,229 in 2024 to $1,286 in 2025 driven by higher professional services fees.

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

As of December 31, 2025 and 2024, Cash and cash equivalents were $41,514 and $41,585, respectively.

Cash Flow Activity

The following table presents the cash flow activity for the periods indicated:

	As of December 31,
(in thousands)	2025	2024
Cash and cash equivalents, beginning of year	$41,585	$40,711
Cash provided by operating activities	70	874
Cash (used in) provided by financing activities	(141)	—
Net change in cash and cash equivalents	(71)	874
Cash and cash equivalents, end of year	$41,514	$41,585

Operating Activities

Cash provided by operating activities was $70 in 2025 compared to $874 in 2024, a decrease of $804 primarily due to the following:

•	Net income increased $233 from $522 in 2024 to $755 in 2025;
•	Lower non-cash adjustments, including:
◦	Stock-based compensation, which increased $25 from $36 in 2024 to $61 in 2025;
◦	Net gains (losses) increased $24 from ($5) in 2024 to $19 in 2025 related to mark-to-market movements on Marketable securities;
◦	Deferred income tax provision, which decreased $87 from $56 in 2024 to ($31) in 2025;
•	Working capital movements, including:
◦	Accounts receivable, which increased $79 in 2025 compared to $137 in 2024, consistent with the overall increase in Net sales;
◦	Prepaid expenses and other assets, which increased $25 in 2025 compared to $7 in 2024, reflecting an increase in income tax receivable; and
◦

Accounts payable, accrued compensation, other accrued expenses, and other liabilities, which decreased $633 in 2025 compared to an increase of $441 in 2024, reflecting the reversal of a previously recorded uncertain tax position as the related tax matter is no longer subject to examination by the relevant taxing authority.

Our working capital metrics and ratios were as follows:

	As of December 31,
(in thousands)	2025	2024
Current assets	$46,324	$42,642
Less: Current liabilities	915	904
Working capital	$45,409	$41,738

Current ratio	50.6	47.2

Management continues to focus on efficiently managing working capital requirements to match operating activity levels and will seek to deploy the Company’s working capital where it will generate the greatest returns.

Financing Activities

Cash used in financing activities was $141 in 2025 compared to $0 in 2024, a decrease of $141 primarily due to the repurchase of common stock partially offset by the net proceeds from the exercise of warrants.

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

Contractual Obligations

The following table summarizes contractual obligations in total, and by remaining maturity:

		Payments due by Period
(in thousands)	Total Payments	2026	2027	2028	2029
Leases	$304	$76	$76	$76	$76
Total	$304	$76	$76	$76	$76

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

As a "smaller reporting company," we are not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data

See the financial statements included at the end of this Report beginning on page 32.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Executive Vice President - Business Development, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Executive Vice President - Business Development, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based on this evaluation, LGL Group's Chief Executive Officer and Executive Vice President - Business Development concluded that our disclosure controls and procedures, as of December 31, 2025, were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

LGL Group management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. LGL Group's internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and Executive Vice President - Business Development, and with the participation of our management designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of LGL Group's financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets of the Company that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our Chief Executive Officer and Executive Vice President - Business Development, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on the results of our evaluation, our management has concluded that our internal controls over financial reporting were effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Insider Trading Arrangements

During the three months ended December 31, 2025, none of the Company's directors or executive officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of  December 31, 2025 and delivered to stockholders in connection with our 2026 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of  December 31, 2025 and delivered to stockholders in connection with our 2026 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2025 and delivered to stockholders in connection with our 2026 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2025 and delivered to stockholders in connection with our 2026 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2025 and delivered to stockholders in connection with our 2026 Annual Meeting of Stockholders.

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

THE LGL GROUP, INC.

March 30, 2026	By:	/s/ Jason D. Lamb
JASON D. LAMB
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	CAPACITY	DATE

/s/ Jason D. Lamb	Chief Executive Officer	March 30, 2026
JASON D. LAMB	(Principal Executive Officer)

/s/ Patrick Huvane	Executive Vice President - Business Development	March 30, 2026
PATRICK HUVANE	(Principal Financial Officer)

/s/ Linda M. Biles	Vice President - Controller	March 30, 2026
LINDA M. BILES	(Principal Accounting Officer)

/s/ Marc Gabelli	Executive Chairman of the Board	March 30, 2026
MARC GABELLI

/s/ Kaan Aslansan	Director	March 30, 2026
KAAN ASLANSAN

/s/ Darlene DeRemer	Director	March 30, 2026
DARLENE DEREMER

/s/ Herve Francois	Director	March 30, 2026
HERVE FRANCOIS

/s/ Manjit Kalha	Director	March 30, 2026
MANJIT KALHA

/s/ Colin J. Kilrain	Director	March 30, 2026
COLIN J. KILRAIN

The LGL Group, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of The LGL Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The LGL Group, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the "PCAOB") and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, New York

March 30, 2026

PCAOB ID No. 127

The LGL Group, Inc.

Consolidated Balance Sheets

	December 31,
(in thousands, except share data)	2025	2024
Assets:
Current assets:
Cash and cash equivalents	$41,514	$41,585
Marketable securities	36	17
Accounts receivable, net of allowance of $52 and $52, respectively	572	493
Inventories, net	297	267
Prepaid expenses and other current assets	255	280
Warrant proceeds receivable	3,650	—
Total current assets	46,324	42,642
Right-of-use lease asset	247	308
Intangible assets, net	15	36
Deferred income tax asset, net	190	159
Total assets	$46,776	$43,145

Liabilities:
Current liabilities:
Accounts payable	$366	$333
Accrued compensation and commissions expense	250	291
Income taxes payable	45	79
Other accrued expenses and liabilities	254	201
Total current liabilities	915	904
Other liabilities	296	1,001
Total liabilities	1,211	1,905

Contingencies (Note 14)

Stockholders' equity:
Common stock ($0.01 par value; 30,000,000 shares authorized; 6,307,997 shares issued and 6,174,950 shares outstanding as of 2025; 5,454,639 shares issued and 5,373,055 shares outstanding as of 2024)	61	53
Treasury stock, at cost (133,047 and 81,584 shares as of 2025 and 2024, respectively)	(946)	(580)
Additional paid-in capital	50,313	46,385
Accumulated deficit	(5,940)	(6,628)
Total LGL Group stockholders' equity	43,488	39,230
Non-controlling interests	2,077	2,010
Total stockholders' equity	45,565	41,240
Total liabilities and stockholders' equity	$46,776	$43,145

See accompanying Notes to the Consolidated Financial Statements.

The LGL Group, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except share data)	2025	2024
Revenues:
Net sales	$2,453	$2,226
Net investment income	1,697	2,071
Net gains (losses)	19	(5)
Total revenues	4,169	4,292
Expenses:
Manufacturing cost of sales	1,155	1,047
Engineering, selling and administrative	2,765	2,546
Total expenses	3,920	3,593
Income before income taxes	249	699
Income tax (benefit) expense	(506)	177
Net income	755	522
Less: Net income attributable to non-controlling interests	67	90
Net income attributable to LGL Group common stockholders	$688	$432

Income per common share attributable to LGL Group common stockholders:
Basic	$0.13	$0.08
Diluted	$0.11	$0.08

Weighted average shares outstanding:
Basic	5,404,463	5,352,937
Diluted	6,406,016	5,553,823

See accompanying Notes to the Consolidated Financial Statements.

The LGL Group, Inc.

CONSOLIDATED STATEMENTS of STOCKHOLDERS' EQUITY

(in thousands, except share data)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total LGL Group Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance, December 31, 2023	$53	$(580)	$46,349	$(7,060)	$38,762	$1,920	$40,682
Net income attributable to LGL Group or non-controlling interests	—	—	—	432	432	90	522
Stock-based compensation	—	—	36	—	36	—	36
Exercise of warrants, net of costs	—	—	—	—	—	—	—
Repurchases of common stock	—	—	—	—	—	—	—
Balance, December 31, 2024	53	(580)	46,385	(6,628)	39,230	2,010	41,240
Net income attributable to LGL Group or non-controlling interests	—	—	—	688	688	67	755
Stock-based compensation	—	—	61	—	61	—	61
Exercise of warrants, net of costs	8	—	3,867	—	3,875	—	3,875
Repurchases of common stock	—	(366)	—	—	(366)	—	(366)
Balance, December 31, 2025	$61	$(946)	$50,313	$(5,940)	$43,488	$2,077	$45,565

See accompanying Notes to the Consolidated Financial Statements.

The LGL Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (a)

	Year Ended December 31,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$755	$522
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Amortization of finite-lived intangible assets	21	21
Stock-based compensation	61	36
Unrealized (gain) loss on marketable securities	(19)	5
Deferred income tax expense (benefit)	(31)	56
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(79)	(137)
Increase in inventories, net	(30)	(63)
Decrease (increase) in prepaid expenses and other current assets	25	(7)
(Decrease) increase in accounts payable, accrued compensation, income taxes and commissions and other	(633)	441
Total adjustments	(685)	352
Net cash provided by operating activities	70	874
Cash flows from financing activities:
Proceeds from exercise of warrants, net of costs	225	—
Payment for repurchase of common stock	(366)	—
Net cash (used in) provided by financing activities	(141)	—
(Decrease) increase in cash and cash equivalents	(71)	874
Cash and cash equivalents at beginning of year	41,585	40,711
Cash and cash equivalents at end of year	$41,514	$41,585

Non-cash financing activity:
Proceeds from exercise of warrants receivable at period end	$3,650	$—

Supplemental disclosure:
Income taxes paid	$162	$76

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

The Company reviews its evaluation of whether an entity is a VIE as well as its consolidation conclusions quarterly to identify whether any reconsideration events have occurred. In June 2023, the Company determined it was the primary beneficiary of LGL Systems Acquisition Holding Company, LLC ("LGL Systems").

The LGL Group, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

As of December 31, 2025, the Company has the following subsidiaries, including consolidated and unconsolidated VIEs:

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

Refer to Note 6 - Variable Interest Entities for further information.

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

The portion of the equity interest in LGL Systems the Company does not own is reflected as a non-controlling interest in LGL Group's Consolidated Financial Statements.

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

The estimated aggregate amortization expense for intangible assets for each of the remaining years of the estimated useful life is as follows:

Year	Amount
2026	15
Total	$15

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

Refer to Note 11 – Earnings per Common Share for further information.

Treasury Stock

All amounts paid to repurchase common stock are recorded as Treasury Stock on the Consolidated Balance Sheets. When Treasury Stock is retired and the purchase price is greater than par, an excess of purchase price over par is allocated between additional paid-in capital and retained earnings (deficit). Shares that are retired are determined on a FIFO basis.

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

We performed an assessment to determine if there were any indicators of impairment quarterly, including as of  December 31, 2025. We concluded that, while there were events and circumstances in the macro-environment that did impact us, we did not experience any entity-specific indicators of asset impairment and no triggering events occurred.

Financial Instruments

Cash and cash equivalents, trade accounts receivable, trade accounts payable and accrued expenses are carried at cost which approximates fair value due to the short-term maturity of these instruments.

Concentration Risks

In 2025, the Company's three largest customers accounted for $453, or 18.5%; $394, or 16.1%; and $253, or 10.3%, respectively, of the Company's Net sales. In 2024, the Company's three largest customers accounted for $310, or 13.9%; $261, or 11.7%; and $219, or 9.8%, respectively, of the Company’s Net sales. For both the years ended  December 31, 2025 and 2024, the revenues derived from these customers was included within the Electronic Instruments segment.

A significant portion of the Company's accounts receivable is concentrated with a relatively small number of customers. As of December 31, 2025, the Company's two largest customers accounted for approximately $219, or 35.1%, of accounts receivable. As of December 31, 2024, the Company's two largest customers accounted for approximately $229, or 42.0%, of accounts receivable. The Company carefully evaluates the creditworthiness of its customers in deciding to extend credit. As a result of these policies, the Company has experienced very low historical bad debt expense and believes the related risk to be minimal.

At various times throughout the year ended and as of  December 31, 2025 and 2024, some deposits held at financial institutions were in excess of federally insured limits. The Company has not experienced any losses related to these balances.

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

Refer to Note 3 – Segment Information for further information.

Accounting Standards Adopted

Income Taxes

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740) - Improvements to Income Tax Disclosures" ("ASU 2023-09"). The standard requires disaggregated information about a company's effective tax rate reconciliation as well as information on income taxes paid. The provisions of the standard are effective for public companies for fiscal years beginning after December 15, 2024, with early adoption permitted. This accounting standards update applies prospectively; however, retrospective application is permitted. The Company adopted ASU 2023-09 retrospectively during 2025. Refer to Note 8 - Income Taxes for further information.

The LGL Group, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

Future Application of Accounting Standards

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" ("ASU 2024-03"). The standard requires additional disclosure of certain costs and expenses within the notes to the financial statements. The provisions of the standard are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. This accounting standards update may be applied either prospectively or retrospectively. The Company is currently assessing the impact of this standard.

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

The LGL Group, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

The following tables present LGL Group's operations by segment:

	Year Ended December 31, 2025
	Electronic Instruments	Merchant Investment	Corporate	Consolidated
Revenues:
Net sales	$2,453	$—	$—	$2,453
Net investment income	—	1,042	655	1,697
Net gains	—	—	19	19
Total revenues	2,453	1,042	674	4,169

Less:
Manufacturing cost of sales	1,155	—	—	1,155
Engineering	259	—	—	259
Commissions	70	—	—	70
Sales and marketing	194	—	—	194
Accounting	—	—	225	225
Compensation	245	—	505	750
Corporate allocations (a)	51	455	(506)	—
Other segment items (b)	183	22	1,062	1,267
Engineering, selling and administrative	1,002	477	1,286	2,765
Total expenses	2,157	477	1,286	3,920
Segment profit (loss)	$296	$565	$(612)	$249

Reconciliation of Segment profit (loss) to Income before income taxes
Adjustments and reconciling items				—
Income before income taxes				$249

	Year Ended December 31, 2024
	Electronic Instruments	Merchant Investment	Corporate	Consolidated
Revenues:
Net sales	$2,226	$—	$—	$2,226
Net investment income	—	1,228	843	2,071
Net losses	—	—	(5)	(5)
Total revenues	2,226	1,228	838	4,292

Less:
Manufacturing cost of sales	1,047	—	—	1,047
Engineering	209	—	—	209
Commissions	112	—	—	112
Sales and marketing	185	—	—	185
Accounting	—	—	270	270
Compensation	243	—	779	1,022
Corporate allocations (a)	42	371	(413)	—
Other segment items (b)	145	10	593	748
Engineering, selling and administrative	936	381	1,229	2,546
Total expenses	1,983	381	1,229	3,593
Segment profit (loss)	$243	$847	$(391)	$699

Reconciliation of Segment profit (loss) to Income before income taxes
Adjustments and reconciling items				—
Income before income taxes				$699
(a)	The Electronic Instruments and Merchant Investment segments are allocated overhead expenses from the Corporate segment based on each segment's assets as a percentage of Total assets.
(b)	Other segment items for each reportable segment includes the following:
Electronic Instruments - rent, amortization, professional service fees, and certain other overhead expenses.
Merchant Investment - legal expense and certain other overhead expenses.
Corporate - legal expense, insurance expense, filing fees, fees paid to MtronPTI under Amended and Restated Transitional Administrative and Management Services Agreement, expense reimbursements paid to or received from MtronPTI, and certain other overhead expenses.

The LGL Group, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

Other Segment Disclosures

The following table presents other segment information by segment:

	As of and For Year Ended December 31, 2025
	Electronic Instruments	Merchant Investment	Corporate	Total	Adjustments and Reconciling Items	Consolidated
Interest revenue (a)	$—	$1,042	$655	$1,697	$—	$1,697
Amortization (b)	21	—	—	21	—	21
Other significant non-cash items:
Stock-based compensation (c)	—	—	61	61	—	61

Total assets	1,237	25,768	19,771	46,776	—	46,776
Capital expenditures	—	—	—	—	—	—

	As of and For Year Ended December 31, 2024
	Electronic Instruments	Merchant Investment	Corporate	Total	Adjustments and Reconciling Items	Consolidated
Interest revenue (a)	$—	$1,228	$843	$2,071	$—	$2,071
Amortization (b)	21	—	—	21	—	21
Other significant non-cash items:
Stock-based compensation (c)	—	—	36	36	—	36

Total assets	1,249	24,748	17,148	43,145	—	43,145
Capital expenditures	—	—	—	—	—	—
(a)	Interest revenue is included in Net investment income on the Consolidated Statements of Operations.
(b)	Amortization is included within the other segment expense captions, such as Manufacturing cost of sales, Engineering, or Other segment items.
(c)	Stock-based compensation is included within the Compensation expense caption.

4. Investments

Marketable Securities

Details of marketable securities held as of  December 31, 2025 and 2024 are as follows:

	December 31, 2025
			Cumulative
			Unrealized
	Fair Value	Basis	(Loss) Gain
Equity securities	$36	$34	$2
Total	$36	$34	$2

	December 31, 2024
			Cumulative
			Unrealized
	Fair Value	Basis	(Loss) Gain
Equity securities	$17	$34	$(17)
Total	$17	$34	$(17)

The LGL Group, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

Net Investment Income

Net investment income represents income primarily from the following sources:

•	Income earned from investments in money market funds (recorded in Cash and cash equivalents)
•	Dividends received from marketable securities
•	Income from unconsolidated or equity method investments

The following table presents the components of Net investment income:

	Year Ended December 31,
	2025	2024
Interest on cash and cash equivalents	$1,696	$2,070
Dividends on marketable securities	1	1
Net investment income	$1,697	$2,071

Net Gains (Losses)

Net gains and losses are determined by specific identification. The net realized gains and losses are generated primarily from the following sources:

•	Realized and losses from investments in Marketable securities
•	Changes in the fair value of investments in Marketable securities
•	Changes in the fair value of derivatives

The following table presents the components of Net gains (losses):

	Year Ended December 31,
	2025	2024
Marketable securities	$19	$(5)
Net gains (losses)	$19	$(5)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of inputs used:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a)	$41,317	$—	$—	$41,317
Marketable securities:
Equity securities	36	—	—	36
Total marketable securities	36	—	—	36
Total	$41,353	$—	$—	$41,353

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a)	$41,185	$—	$—	$41,185
Marketable securities:
Equity securities	17	—	—	17
Total marketable securities	17	—	—	17
Total	$41,202	$—	$—	$41,202
(a)	As of December 31, 2025 and 2024, included investments in money market mutual funds managed or advised by GAMCO Investors, Inc. or one of its subsidiaries.

There were no liabilities subject to fair value on a recurring basis as of December 31, 2025 and 2024.

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

As of  December 31, 2025 and 2024, the Company did not write down any assets to fair value.

Fair Value Information about Financial Instruments Not Measured at Fair Value

As of  December 31, 2025 and 2024, the Company did have any assets or liabilities classified as financial instruments that are not measured at fair value.

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

The LGL Group, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

Consolidated VIEs

The Company's only consolidated VIE is LGL Systems.

The following table summarizes the assets and liabilities of LGL Systems included in the Consolidated Balance Sheets:

	December 31,
	2025	2024
Assets:
Current assets
Cash and cash equivalents	$3,169	$3,066
Accounts receivable	17	17
Total current assets	3,186	3,083
Total assets	$3,186	$3,083

Total liabilities	$—	$—

As of  December 31, 2025 and 2024, the non-controlling interests in LGL Systems was $2,077 and $2,010, respectively.

Unconsolidated VIEs

The Company's only unconsolidated VIE is LGL Nevada.

We calculate our maximum exposure to loss to be (i) the amount invested in the debt or equity of the VIE and (ii) other commitments and guarantees to the VIE.

The following table presents the total assets of LGL Nevada as well as the Company's maximum exposure to loss:

	December 31,
	2025	2024
Total assets	$615	$603

Maximum exposure to loss
On-balance sheet (a)	4	4
Off-balance sheet (b)	—	—
Total	$4	$4
(a)	As of December 31, 2025 and 2024, our investment in LGL Nevada was recorded in Other assets on the Consolidated Balance Sheets.
(b)	This amount represents our remaining unfunded commitments to LGL Nevada.

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

The following table summarizes income and expenses from transactions with related parties:

	Year Ended December 31,
	2025		2024
	Income	Expense	Income	Expense
GAMCO Investors, Inc.	$1,458	$—	$1,712	$—
M-tron Industries, Inc.	—	89	—	(57)
Total	$1,458	$89	$1,712	$(57)

The following table summarizes assets and liabilities with related parties:

	As of December 31,
	2025		2024
	Assets	Liabilities	Assets	Liabilities
GAMCO Investors, Inc.	$36,175	$—	$34,242	$—
M-tron Industries, Inc.	—	227	—	59
Total	$36,175	$227	$34,242	$59

The LGL Group, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

The material agreements whereby the Company generated revenues and expenses with affiliated entities are discussed below:

Investment Activity with GAMCO Investors, Inc.

Certain balances held and invested in various mutual funds are managed or advised by GAMCO Investors, Inc. or one of its subsidiaries (collectively, "GAMCO" or the "Fund Manager"), which is related to the Company through certain of our shareholders. Investments in related party mutual funds are overseen by the independent Related Party Committee of the Board of Directors (the "Related Party Committee"). The Related Party Committee meets regularly to review the alternatives and has determined the current investments most reflect the Company's objective of lower cost, market return and adherence to having a larger proportion of underlying investments directly in United States Treasuries. For the years ended December 31, 2025 and 2024, the Company paid the Fund Manager a fund management fee of approximately 8 bps annually of the asset balances under management, which are not paid directly by the Company and are deducted prior to a fund striking its net asset value ("NAV").

As of December 31, 2025, the balance with the Fund Manager totaled $36,175, all of which was classified within Cash and cash equivalents on the Consolidated Balance Sheets. As of December 31, 2024, the balance with the Fund Manager totaled $34,242, all of which was classified within Cash and cash equivalents on the Consolidated Balance Sheets.

For the year ended December 31, 2025, the Company earned income on its investments with the Fund Manager totaling $1,458, all of which was included in Net investment income on the Consolidated Statements of Operations. For the year ended December 31, 2024, the Company earned income on its investments with the Fund Manager totaling $1,712, all of which was included in Net investment income on the Consolidated Statements of Operations.

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

For the years ended  December 31, 2025 and 2024, no taxes related to the Distribution have been recorded in the Consolidated Financial Statements.

Other Transactions

LGL Group and MtronPTI agreed to share salaries and benefits related to certain employees incurred by the Company. For the year ended December 31, 2025, the Company reimbursed MtronPTI  $41 of the salaries and benefits of certain employees. For the year ended December 31, 2024, MtronPTI reimbursed the Company  $105 of the salaries and benefits of certain employees. These reimbursements were recorded in Engineering, selling and administrative on the Consolidated Statements of Operations.

8. Income Taxes

Effective Tax Rate

The following table presents Income before income taxes by U.S. and foreign location in which such pre-tax income was earned or incurred:

	Year Ended December 31,
	2025	2024
United States	$249	$699
Total	$249	$699

The LGL Group, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

Income tax provision (benefit) for the years ended December 31, 2025 and 2024 is as follows:

	Year Ended December 31,
	2025	2024
Current tax expense (benefit):
Federal	$(611)	$208
State and local	137	(24)
Total current tax (benefit) expense	(474)	184
Deferred tax expense (benefit):
Federal	(27)	(19)
State and local	(5)	12
Total before change in valuation allowance	(32)	(7)
Change in valuation allowance	—	—
Net deferred tax benefit	(32)	(7)
Total income tax (benefit) expense	$(506)	$177

A reconciliation of the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to Income before income taxes is detailed below:

	Year Ended December 31,
	2025		2024
	Amount	%	Amount	%
Income before income taxes	$249		$699

U.S. federal statutory tax rate	52	21.0%	147	21.0%

State and local income taxes, net of federal benefit (a)	104	41.8%	(9)	(1.3%)
Foreign tax effects	—	0.0%	—	0.0%
Effect of changes in tax laws or rates enacted in the current period	—	0.0%	—	0.0%
Effect of cross-border tax laws
Foreign-derived intangible income	(3)	(1.2%)	(8)	(1.2%)
Tax credits	—	0.0%	—	0.0%
Changes in valuation allowances	—	0.0%	—	0.0%
Nontaxable or nondeductible items	—	0.0%	2	0.3%
Changes in unrecognized tax benefits	(648)	(260.2%)	88	12.6%
Other adjustments
Income tax receivable (payable) true-up (b)	6	2.4%	(9)	(1.3%)
Noncontrolling interests	(14)	(5.6%)	(19)	(2.7%)
Other, net	(3)	(1.2%)	(15)	(2.1%)
Effective tax rate	$(506)	(203.0%)	$177	25.3%
(a)

For the year ended December 31, 2025, Florida and Massachusetts made up the majority (greater than 50%) of the tax effect in this category. For the year ended December 31, 2024, Florida, Massachusetts, and New York made up the majority (greater than 50%) of the tax effect of this category.

(b)

This item represents adjustments to align the Company's estimated federal and state income tax provision with the final amounts reported on the filed federal or state tax return, including differences in timing, deductions, and credits.

The LGL Group, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

Deferred Tax Assets

Deferred income taxes for 2025 and 2024 were provided for the temporary differences between the financial reporting basis and the income tax basis of the Company's assets and liabilities. Tax effects of temporary differences and carryforwards as of  December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
Deferred tax assets:
Inventory reserve	$20	$17
Allowance for doubtful accounts	12	12
Lease liability	58	72
Stock-based compensation	23	9
Depreciation and amortization	16	14
Federal tax loss carryforwards	—	72
Other reserves and accruals	119	35
Total deferred tax assets	$248	$231

Deferred tax liabilities:
Right-of-use asset	58	72
Total deferred tax liabilities	58	72
Net deferred tax assets before valuation allowance	190	159
Valuation allowance	—	—
Net deferred tax assets	$190	$159

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

As of December 31, 2025 and 2024, the Company did not record a valuation allowance against its deferred tax assets.

Income Taxes Paid

Income taxes paid for the years ended  December 31, 2025 and 2024 are as follows:

	Year Ended December 31,
	2025	2024
Federal
United States	$115	$—
Total federal	115	—

State and local
Florida	39	—
Massachusetts	—	70
Other	8	6
Total state and local	47	76
Income taxes paid	$162	$76

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

The LGL Group, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

As of December 31, 2025, our unrecognized tax benefits totaled $118, and are included within Other liabilities on the Consolidated Balance Sheets. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2025	2024
Balance, beginning of year	$766	$678
Additions for tax positions related to prior years	13	88
Lapse of statute of limitations	(661)	—
Balance, end of year	$118	$766

The Company will recognize any interest and penalties related to unrecognized tax positions in income tax expense. Net adjustments to accruals for interest and penalties associated with uncertain tax positions were immaterial as of December 31, 2025. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $118. We do not expect a significant change to the amount of unrecognized tax benefits over the next 12 months. We believe that the taxes accrued in our Consolidated Balance Sheet fairly represent the amount of income taxes to be settled or realized in the future.

Tax Regulatory Matters

The Company files a consolidated U.S. federal income tax return with our eligible subsidiaries. The Company also files income tax returns in various state and local jurisdictions including California, Florida, Massachusetts, New York, and Texas.

The statute of limitations for assessment by the Internal Revenue Service ("IRS") and state tax authorities is open for tax returns for years ended December 31, 2022, 2023 and 2024; although carryforward attributes that were generated prior to tax year 2022, including NOL carryforwards and tax credits, may still be adjusted upon examination by the IRS or state tax authorities, if they either have been or will be used in a future period. The Company received notice from the IRS of an examination of its federal tax returns for the year ended December 31, 2022, the outcome of which management is unable to determine at this time.

The Company is generally subject to examinations by foreign tax authorities from 2017 to the present.

9. Stock-Based Compensation

On December 28, 2021, the Company’s stockholders approved the 2021 Incentive Plan (the "Plan"), including the authority to issue 1,000,000 shares of common stock. This Plan is the only long-term plan under which equity compensation may be awarded to employees, advisors and members of the Board aligning their interest with those of stockholders. A new plan was implemented rather than amending the Company’s prior plan, the Amended and Restated 2011 Incentive Plan, to address certain tax law changes. As of  December 31, 2025, 938,914 shares remained available for future issuance under the Plan.

Restricted stock awards are measured at a value equal to the market price of the Company's common stock on the date of grant which is recognized over the service period of the shares. Option awards are generally granted with an exercise price either at or above the market price of the Company's common stock at the date of grant, which generally have a 5-year contractual term and vest over three years.

The following table summarizes stock-based compensation expense, which includes expenses related to awards granted under the Plan for the periods indicated:
	Year Ended December 31,
	2025	2024
Restricted stock awards	$61	$36
Total	$61	$36

Restricted Stock Awards

A summary of the Company's restricted stock awards for the year ended  December 31, 2025 follows:

(in thousands, except share data)	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair value
Balance as of December 31, 2024	20,118	$5.22	$105
Granted	16,156	6.50	105
Vested	—	—	—
Canceled	—	—	—
Balance as of December 31, 2025	36,274	$5.79	$210

As of December 31, 2025, there was  $111 of total unrecognized compensation cost related to nonvested shares granted. The cost is expected to be recognized over a weighted-average period of 1.5 years. Total fair value of shares vested during the years ended December 31, 2025 and 2024 was $0 and $0, respectively.

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

The following table presents a rollforward of outstanding shares:

	Year Ended December 31,
	2025			2024
	Common Stock Issued	Held in Treasury	Common Stock Outstanding	Common Stock Issued	Held in Treasury	Common Stock Outstanding
Shares, beginning of year	5,454,639	(81,584)	5,373,055	5,454,639	(81,584)	5,373,055
Stock-based compensation	16,156	—	16,156	—	—	—
Stock issued for settlement of warrants	837,202	—	837,202	—	—	—
Repurchases of common stock	—	(51,463)	(51,463)	—	—	—
Shares, end of year	6,307,997	(133,047)	6,174,950	5,454,639	(81,584)	5,373,055

Warrants to Purchase Common Stock

On November 16, 2020, the Company issued 5,258,320 "European-style" warrants (the "Warrants") to holders of record of outstanding shares of the Company's common stock, par value $0.01 (the "Common Stock") as of November 9, 2020. The Warrants were listed on the NYSE American and traded under the symbol "LGL.WS." Five (5) Warrants entitled their holder to purchase one (1) share of LGL Group Common Stock at an exercise price of $12.50 and were exercisable at the earlier (i) the expiration of the warrant term, which is November 16, 2025, or (ii) subject to a date acceleration if triggered only after the average volume weighted average price ("VWAP") of LGL Group Common Stock for 30 consecutive trading days is greater than or equal to $17.50. The Warrants also provided for the adjustment of the exercise price and the trigger price for potential acceleration of the exercise date, upon the occurrence of certain dilutive events.

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

On November 6, 2025, the Company's Board of Directors (the "Board") approved an extension to the expiration date from November 16, 2025, a Sunday, which allowed holders to exercise their Warrants by the close of business on  November 17, 2025, to Tuesday  December 9, 2025. The Company subsequently extended the expiration date to December 31, 2025.

As of December 31, 2025, Warrant holders exercised 4,186,010, or 79.6%, of the Warrants, in a net share settlement of 837,202 shares of Common Stock. The remaining 1,072,310 Warrants expired unexercised in accordance with their terms. However, on January 22, 2026, the Company distributed 214,462 unallocated shares of Common Stock to Warrant holders who elected to participate in the over-subscription privilege. The gross proceeds to the Company were $5.0 million, of which $3.6 million was receivable as of December 31, 2025. As of December 31, 2025, no Warrants remained outstanding.

Share Repurchase Program

On August 29, 2011, the Board authorized an expansion of its previously announced share repurchase program, pursuant to which the Company may repurchase up to an additional 347,491 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized for repurchase under the Company's existing share repurchase program to 797,491 shares, of which 540,000 shares were available to be repurchased, at such times, amounts and prices as the Company shall deem appropriate. No shares were repurchased by the Company in 2025 or 2024. As of December 31, 2025, the Company had repurchased a total of 133,047 shares of common stock at a cost of $946, which shares are currently held in treasury.

The LGL Group, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

11. Earnings per Common Share

The following table presents a reconciliation of Net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

	Year Ended December 31,
(in thousands, except for share data)	2025	2024
Numerator for EPS:
Net income	$755	$522
Less: Net income attributable to non-controlling interests	67	90
Net income attributable to LGL Group common stockholders	$688	$432

Denominator for EPS:
Weighted average common shares outstanding - basic	5,404,463	5,352,937
Dilutive effects:
Warrants	985,778	192,310
Restricted stock	15,775	8,576
Weighted average common shares outstanding - diluted	6,406,016	5,553,823

Income (loss) per common share attributable to LGL Group common stockholders:
Basic	$0.13	$0.08
Diluted	$0.11	$0.08

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

Total operating lease costs amounted to $85 and $95 for the years ended December 31, 2025 and 2024, respectively.

As of  December 31, 2025 and 2024, our total lease obligation was $247 and $75, respectively, of which the current portion of $69 and $61, respectively, was included in Other accrued expenses and liabilities on the Consolidated Balance Sheets. The weighted average discount rate for the years ended December 31, 2025 and 2024 was 5.8% and 6.9%, respectively. As of  December 31, 2025 and 2024, the weighted average remaining lease term was 4.0 years and 1.0 year, respectively.

Future minimum lease payment obligations under operating leases are as follows:

2026	$76
2027	76
2028	76
2029	76
Total lease payments	304
Less: interest	(57)
Net lease payments	$247

13. Employee Benefit Plan

The Company offers a defined contribution plan for eligible employees that includes discretionary matching contributions up to 50% of the first 6% of eligible compensation contributed by participants. Participants vest in employer contributions starting in their second year of service at 20% increments, vesting 100% in year six. For the years ended December 31, 2025 and 2024, the Company made $4 and $8 in discretionary contributions, respectively.

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

The components of inventory as of December 31, 2025 and 2024 are summarized below:

	December 31,
	2025	2024
Raw materials	$374	$302
Work in process	8	5
Finished goods	—	31
Total gross inventory	382	338
Reserve for excess and obsolete inventory	(85)	(71)
Inventories, net	$297	$267

Intangible Assets, Net

The components of intangible assets as of December 31, 2025 and 2024 are summarized below:

	December 31,
	2025	2024
Intellectual property	$214	$214
Gross intangible assets	214	214
Less: Accumulated amortization	(199)	(178)
Intangible assets, net	$15	$36

16. Domestic and Foreign Revenues

Significant foreign revenues from operations (10% or more of foreign sales) were as follows:

	Year Ended December 31,
	2025	2024
Spain	$220	$334
United Kingdom	147	18
Japan	93	8
Netherlands	90	60
India	64	193
Australia	42	171
All other foreign countries	241	178
Total foreign revenues	$897	$962
Total domestic revenues	$1,556	$1,264

The Company allocates its foreign revenue based on the customer’s ship-to location.

The LGL Group, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

17. Quarterly Financial Data (Unaudited)

The following table provides summarized quarterly financial data for the year ended December 31, 2025:

	Three months ended
(in thousands, except share data)	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
Revenues:
Net sales	$498	$491	$661	$803
Net investment income	417	428	442	410
Net gains	3	5	5	6
Total revenues	918	924	1,108	1,219
Expenses:
Manufacturing cost of sales	237	211	312	395
Engineering, selling and administrative	640	744	676	705
Total expenses	877	955	988	1,100
Income (loss) before income taxes	41	(31)	120	119
Income tax expense (benefit)	28	14	(674)	126
Net income (loss)	13	(45)	794	(7)
Less: Net income attributable to non-controlling interests	19	6	22	20
Net (loss) income attributable to LGL Group common stockholders	$(6)	$(51)	$772	$(27)

(Loss) income per common share attributable to LGL Group common stockholders:
Basic (a)	$(0.00)	$(0.01)	$0.15	$(0.00)
Diluted (a)	$(0.00)	$(0.01)	$0.14	$(0.00)

Weighted average shares outstanding:
Basic	5,352,937	5,352,937	5,312,797	5,547,516
Diluted	5,352,937	5,352,937	5,649,743	5,547,516
(a)

Basic and diluted earnings per share are calculated using actual, unrounded amounts. Therefore, the quarterly earnings per share may not sum to the earnings per share on the Consolidated Statements of Operations.

The LGL Group, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

The following table provides summarized quarterly financial data for the year ended  December 31, 2024:

	Three months ended
(in thousands, except share data)	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Revenues:
Net sales	$392	$531	$650	$653
Net investment income	499	538	531	503
Net (losses) gains	(3)	(1)	(2)	1
Total revenues	888	1,068	1,179	1,157
Expenses:
Manufacturing cost of sales	204	214	368	261
Engineering, selling and administrative	605	617	673	651
Total expenses	809	831	1,041	912
Income before income taxes	79	237	138	245
Income tax expense	36	76	48	17
Net income	43	161	90	228
Less: Net income attributable to non-controlling interests	22	24	18	26
Net income attributable to LGL Group common stockholders	$21	$137	$72	$202

Income per common share attributable to LGL Group common shareholders:
Basic (a)	$0.00	$0.03	$0.01	$0.04
Diluted (a)	$0.00	$0.02	$0.01	$0.04

Weighted average shares outstanding:
Basic	5,352,937	5,352,937	5,352,937	5,352,937
Diluted	5,604,430	5,482,543	5,531,969	5,577,062
(a)

Basic and diluted earnings per share are calculated using actual, unrounded amounts. Therefore, the quarterly earnings per share may not sum to the earnings per share on the Consolidated Statements of Operations.

18. Subsequent Events

The Company has evaluated events and transactions that occurred after the balance sheet date through the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.