Form 10-Q
period 2026-03-31
LGL GROUP INC
filed 2026-05-11
CIK 61004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 30, 2026, the registrant had 6,540,435 shares of common stock, $0.01 par value per share, outstanding.

The LGL Group, Inc.

Form 10-Q for the Period Ended March 31, 2026

Cautionary Statement Concerning Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q of The LGL Group, Inc. ("LGL Group" or the "Company") and the Company's other communications and statements, other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about the Company's beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company's control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan," "target," "goal" and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. Therefore, such statements are not intended to be a guarantee of the Company's performance in future periods. The Company's actual future results may differ materially from those set forth in the Company's forward-looking statements. For information concerning these factors and related matters, see "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission ("SEC") on March 30, 2026, this Quarterly Report on Form 10-Q and our other filings with the SEC. However, other factors besides those referenced could adversely affect the Company's results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Quarterly Report on Form 10-Q. The Company does not undertake to update any forward-looking statement, except as required by law. As a result, you should not place undue reliance on these forward-looking statements.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

The LGL Group, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)	March 31, 2026	December 31, 2025
Assets:
Current assets:
Cash and cash equivalents	$46,646	$41,514
Marketable securities	50	36
Accounts receivable, net of reserves of $52 and $52, respectively	284	572
Inventories, net	278	297
Prepaid expenses and other current assets	258	255
Warrant proceeds receivable	—	3,650
Total current assets	47,516	46,324
Right-of-use lease assets	231	247
Intangible assets, net	9	15
Deferred income tax assets	367	190
Total assets	$48,123	$46,776

Liabilities:
Current liabilities:
Accounts payable	690	366
Accrued compensation and commissions	264	250
Income taxes payable	—	45
Other accrued expenses and liabilities	257	254
Total current liabilities	1,211	915
Other liabilities	283	296
Total liabilities	1,494	1,211

Contingencies (Note 12)

Stockholders' equity:
Common stock ($0.01 par value; 30,000,000 shares authorized; 6,673,482 shares issued and 6,540,435 shares outstanding as of March 31, 2026; 6,307,997 shares issued and 6,174,950 shares outstanding as of December 31, 2025)	64	61
Treasury stock, at cost (133,047 shares as of March 31, 2026 and December 31, 2025)	(946)	(946)
Additional paid-in capital	51,979	50,313
Accumulated deficit	(6,562)	(5,940)
Total LGL Group stockholders' equity	44,535	43,488
Non-controlling interests	2,094	2,077
Total stockholders' equity	46,629	45,565
Total liabilities and stockholders' equity	$48,123	$46,776

See accompanying Notes to the Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2026	2025
Revenues:
Net sales	$682	$498
Net investment income	389	417
Net gains	14	3
Total revenues	1,085	918
Expenses:
Manufacturing cost of sales	334	237
Engineering, selling and administrative	1,536	640
Total expenses	1,870	877
(Loss) income before income taxes	(785)	41
Income tax (benefit) expense	(180)	28
Net (loss) income	(605)	13
Less: Net income attributable to non-controlling interests	17	19
Net loss attributable to LGL Group common stockholders	$(622)	$(6)

Loss per common share attributable to LGL Group common stockholders:
Basic	$(0.10)	$(0.00)
Diluted	$(0.10)	$(0.00)

Weighted average shares outstanding:
Basic	6,410,166	5,352,937
Diluted	6,410,166	5,352,937

See accompanying Notes to the Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total LGL Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2025	$61	$(946)	$50,313	$(5,940)	$43,488	$2,077	$45,565
Net (loss) income attributable to LGL Group or non-controlling interests	—	—	—	(622)	(622)	17	(605)
Stock-based compensation	1	—	687	—	688	—	688
Shares withheld for employee taxes	—	—	(9)	—	(9)	—	(9)
Exercise of warrants, net of costs	2	—	988	—	990	—	990
Balance at March 31, 2026	$64	$(946)	$51,979	$(6,562)	$44,535	$2,094	$46,629

(in thousands, except share data)	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total LGL Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2024	$53	$(580)	$46,385	$(6,628)	$39,230	$2,010	$41,240
Net (loss) income attributable to LGL Group or non-controlling interests	—	—	—	(6)	(6)	19	13
Stock-based compensation	—	—	9	—	9	—	9
Shares withheld for employee taxes	—	—	—	—	—	—	—
Exercise of warrants, net of costs	—	—	—	—	—	—	—
Balance at March 31, 2025	$53	$(580)	$46,394	$(6,634)	$39,233	$2,029	$41,262

See accompanying Notes to the Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash flows from operating activities:
Net (loss) income	$(605)	$13
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Noncash revenues, expenses, gains and losses included in income:
Amortization of finite-lived intangible assets	6	6
Stock-based compensation	688	9
Unrealized gain on marketable securities	(14)	(3)
Deferred income taxes	(177)	22
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	288	187
Decrease in inventories, net	19	26
Increase in prepaid expenses and other assets	(3)	(48)
Increase in accounts payable, accrued compensation, income taxes and commissions and other	299	128
Total adjustments	1,106	327
Net cash provided by operating activities	501	340
Cash flows from financing activities:
Proceeds from exercise of warrants, net of costs	4,640	—
Payment for taxes related to net share settlement of equity awards	(9)	—
Net cash provided by financing activities	4,631	—
Increase in cash and cash equivalents	5,132	340
Cash and cash equivalents at beginning of period	41,514	41,585
Cash and cash equivalents at end of period	$46,646	$41,925

Supplemental disclosure:
Income taxes paid	$52	$—

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

These unaudited Condensed Consolidated Financial Statements do not include all disclosures that are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and should be read in conjunction with the audited Consolidated Financial Statements and the related notes included in our Annual Report on Form 10-K for the year ended  December 31, 2025 (the "2025 Annual Report") filed with the Securities and Exchange Commission (the "SEC") on March 30, 2026. The consolidated financial information as of  December 31, 2025 included herein has been derived from the audited Consolidated Financial Statements in the 2025 Annual Report.

The Condensed Consolidated Financial Statements include the accounts of The LGL Group, Inc., its majority-owned subsidiaries, and variable interest entities ("VIEs") of which we are the primary beneficiary.

In the opinion of management, these Condensed Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments, including eliminations of material intercompany accounts and transactions) considered necessary for a fair statement of the results presented herein. Operating results for the three months ended  March 31, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026.

2. Summary of Significant Accounting Policies

During the three months ended March 31, 2026, there were no material changes to our significant accounting policies included in the  2025 Annual Report.  For additional information, refer to Note 2 to the audited Consolidated Financial Statements in the  2025  Annual Report.

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

We performed an assessment to determine if there were any indicators of impairment as a result of the operating conditions resulting as of the periods ended  March 31, 2026 and December 31, 2025. We concluded that, while there were events and circumstances in the macro-environment that did impact us, we did not experience any entity-specific indicators of asset impairment and no triggering events occurred.

Accounting Standards Adopted

Income Taxes

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740) - Improvements to Income Tax Disclosures" ("ASU 2023-09"). The standard requires disaggregated information about a company's effective tax rate reconciliation as well as information on income taxes paid. The provisions of the standard are effective for public companies for fiscal years beginning after December 15, 2024, with early adoption permitted. This standard applies prospectively; however, retrospective application is permitted. The Company adopted ASU 2023-09 in December 2025. Refer to Note 8 - Income Taxes to the Company's Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2025 for further information.

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

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

The following tables present LGL Group's operations by segment:

	Three Months Ended March 31, 2026
	Electronic Instruments	Merchant Investment	Corporate	Consolidated
Revenues:
Net sales	$682	$—	$—	$682
Net investment income	—	223	166	389
Net gains	—	—	14	14
Total revenues	682	223	180	1,085

Less:
Manufacturing cost of sales	334	—	—	334
Engineering	90	—	—	90
Commissions	25	—	—	25
Sales and marketing	63	—	—	63
Accounting	—	—	70	70
Compensation	58	—	813	871
Corporate allocations (a)	16	125	(141)	—
Other segment items (b)	79	—	338	417
Engineering, selling and administrative	331	125	1,080	1,536
Total expenses	665	125	1,080	1,870
Segment profit (loss)	$17	$98	$(900)	$(785)

Reconciliation of Segment profit (loss) to Income (loss) before income taxes
Adjustments and reconciling items				—
Loss before income taxes				$(785)

	Three Months Ended March 31, 2025
	Electronic Instruments	Merchant Investment	Corporate	Consolidated
Revenues:
Net sales	$498	$—	$—	$498
Net investment income	—	247	170	417
Net gains	—	—	3	3
Total revenues	498	247	173	918

Less:
Manufacturing cost of sales	237	—	—	237
Engineering	57	—	—	57
Commissions	19	—	—	19
Sales and marketing	57	—	—	57
Accounting	—	—	75	75
Compensation	56	—	192	248
Corporate allocations (a)	11	93	(104)	—
Other segment items (b)	42	1	141	184
Engineering, selling and administrative	242	94	304	640
Total expenses	479	94	304	877
Segment profit (loss)	$19	$153	$(131)	$41

Reconciliation of Segment profit (loss) to Income (loss) before income taxes
Adjustments and reconciling items				—
Income before income taxes				$41
(a)	The Electronic Instruments and Merchant Investment segments are allocated overhead expenses from the Corporate segment based on each segment's asset as a percentage of Total assets.
(b)	Other segment items for each reportable segment includes the following:
Electronic Instruments - rent, amortization, professional service fees, and certain other overhead expenses.
Merchant Investment - legal expense and certain other overhead expenses.
Corporate - legal expense, insurance expense, filing fees, fees paid to M-tron Industries, Inc. under Amended and Restated Transitional Administrative and Management Services Agreement, expense reimbursements paid to / received from M-tron Industries, Inc., and certain other overhead expenses.

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

Other Segment Disclosures

The following tables presents other segment information by segment for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	Electronic Instruments	Merchant Investment	Corporate	Total	Adjustments and Reconciling Items	Consolidated
Interest revenue (a)	$—	$223	$166	$389	$—	$389
Amortization (b)	6	—	—	6	—	6
Other significant non-cash items
Stock-based compensation (c)	—	—	688	688	—	688

Capital expenditures	—	—	—	—	—	—

	Three Months Ended March 31, 2025
	Electronic Instruments	Merchant Investment	Corporate	Total	Adjustments and Reconciling Items	Consolidated
Interest revenue (a)	$—	$247	$170	$417	$—	$417
Amortization (b)	6	—	—	6	—	6
Other significant non-cash items
Stock-based compensation (c)	—	—	9	9	—	9

Capital expenditures	—	—	—	—	—	—
(a)	Interest revenue is included in Net investment income on the Condensed Consolidated Statements of Operations.
(b)	Amortization is included within the other segment expense captions. such as Manufacturing cost of sales, Engineering, or Other segment items.
(c)	Stock-based compensation is included within the Compensation expense caption.

The following tables present other segment information by segment as of  March 31, 2026 and December 31, 2025:

	March 31, 2026
	Electronic Instruments	Merchant Investment	Corporate	Total	Adjustments and Reconciling Items	Consolidated
Total assets	$1,303	$25,991	$20,829	$48,123	$—	$48,123

	December 31, 2025
	Electronic Instruments	Merchant Investment	Corporate	Total	Adjustments and Reconciling Items	Consolidated
Total assets	$1,237	$25,768	$19,771	$46,776	$—	$46,776

4. Investments

Marketable Securities

Details of marketable securities held as of  March 31, 2026 and  December 31, 2025 are as follows:

	March 31, 2026
			Cumulative
			Unrealized
	Fair Value	Basis	Gain
Equity securities	$50	$34	$16
Total	$50	$34	$16

	December 31, 2025
			Cumulative
			Unrealized
	Fair Value	Basis	Gain
Equity securities	$36	$34	$2
Total	$36	$34	$2

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

Net Investment Income

Net investment income represents income primarily from the following sources:

•	Income earned from investments in money market funds (recorded in Cash and cash equivalents)
•	Dividends received from Marketable securities
•	Income from unconsolidated or equity method investments

The following table presents the components of Net investment income:

	Three Months Ended March 31,
	2026	2025
Interest on cash and cash equivalents	$389	$417
Net investment income	$389	$417

Net Gains (Losses)

Net gains and losses are determined by specific identification. The net realized gains and losses are generated primarily from the following sources:

•	Realized gains and losses from investments in Marketable securities
•	Changes in the fair value of investments in Marketable securities
•	Change in the fair value of derivatives

The following table presents the components of Net gains (losses):

	Three Months Ended March 31,
	2026	2025
Marketable securities	$14	$3
Net gains	$14	$3

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of inputs used:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a)	$45,958	$—	$—	$45,958
Marketable securities:
Equity securities	50	—	—	50
Total marketable securities	50	—	—	50
Total	$46,008	$—	$—	$46,008

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a)	$41,317	$—	$—	$41,317
Marketable securities:
Equity securities	36	—	—	36
Total marketable securities	36	—	—	36
Total	$41,353	$—	$—	$41,353
(a)	As of March 31, 2026 and December 31, 2025, included investments in money market mutual funds managed or advised by GAMCO Investors, Inc.

There were no liabilities subject to fair value on a recurring basis as of March 31, 2026 and December 31, 2025.

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

As of  March 31, 2026 and December 31, 2025, the Company did not write down any assets to fair value.

Fair Value Information about Financial Instruments Not Measured at Fair Value

As of  March 31, 2026 and December 31, 2025, the Company did not have any assets or liabilities classified as financial instruments that were not measured at fair value.

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

Consolidated VIEs

The Company's only consolidated VIE is LGL Systems.

The following table summarizes the assets and liabilities of LGL Systems included in the Condensed Consolidated Balance Sheets:

	March 31, 2026	December 31, 2025
Assets:
Current assets:
Cash and cash equivalents	$3,196	$3,169
Accounts receivable	17	17
Total current assets	3,213	3,186
Total assets	$3,213	$3,186

Total liabilities	$—	$—

As of  March 31, 2026 and December 31, 2025, the non-controlling interests in LGL Systems was $2,094 and $2,077, respectively.

Unconsolidated VIEs

The Company's only unconsolidated VIE is LGL Nevada.

We calculate our maximum exposure to loss to be (i) the amount invested in the debt or equity of the VIE and (ii) other commitments and guarantees to the VIE.

	March 31, 2026	December 31, 2025
Total assets	$618	$615

Maximum exposure to loss:
On-balance sheet (a)	4	4
Off-balance sheet (b)	—	—
Total	$4	$4
(a)	As of March 31, 2026 and December 31, 2025, our investment in LGL Nevada was recorded in Other assets in the Condensed Consolidated Balance Sheets.
(b)	This amount represents our remaining unfunded commitment to LGL Nevada.

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

The following table summarizes income and expenses from transactions with related parties for the three months ended  March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025
	Income	Expense	Income	Expense
GAMCO Investors, Inc.	$346	$—	$348	$—
M-tron Industries, Inc.	—	40	—	(14)
Total	$346	$40	$348	$(14)

The following table summarizes assets and liabilities with related parties as of  March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Assets	Liabilities	Assets	Liabilities
GAMCO Investors, Inc.	$41,188	$—	$36,175	$—
M-tron Industries, Inc.	—	316	—	227
Total	$41,188	$316	$36,175	$227

The material agreements whereby the Company generates revenues and expenses with affiliated entities are discussed below:

Investment Activity with GAMCO Investors, Inc.

Certain balances held and invested in various mutual funds are managed or advised by GAMCO Investors, Inc. or one of its subsidiaries (collectively, "GAMCO" or the "Fund Manager"), which is related to the Company through certain of our shareholders. Investments in related party mutual funds are overseen by the independent Audit Committee of the Board of Directors (the "Audit Committee"). The Audit Committee meets regularly to review the alternatives and has determined the current investments most reflect the Company's objective of lower cost, market return and adherence to having a larger proportion of underlying investments directly in United States Treasuries. For the three months ended March 31, 2026 and 2025, the Company paid the Fund Manager a fund management fee of approximately 8 basis points per annum, respectively, of the asset balances under management, which are not paid directly by the Company and are deducted prior to a fund striking its net asset value.

As of March 31, 2026, the balance with the Fund Manager totaled $41,188, all of which is classified within Cash and cash equivalents on the Condensed Consolidated Balance Sheets. As of December 31, 2025, the balance with the Fund Manager totaled $36,175, all of which is classified within Cash and cash equivalents on the Condensed Consolidated Balance Sheets.

For the three months ended March 31, 2026, the Company earned income on its investments with the Fund Manager totaling $346, all of which was included in Net investment income on the Condensed Consolidated Statements of Operations. For the three months ended  March 31, 2025, the Company earned income on its investments with the Fund Manager totaling $348, all of which was included in Net investment income on the Condensed Consolidated Statements of Operations.

Transactions with M-tron Industries, Inc.

Transitional Administrative and Management Services Agreement

On October 7, 2022, the separation of the M-tron Industries, Inc. ("Mtron") business from the Company was completed (the "Separation") and the business became an independent, publicly traded company trading on the NYSE American under the stock symbol "MPTI." The Separation was completed through the Company's distribution (the "Distribution") of 100% of the shares of Mtron's common stock to holders of the Company's common stock as of the close of business on September 30, 2022, the record date for the Distribution.

LGL Group and Mtron entered into an Amended and Restated Transitional Administrative and Management Services Agreement ("Mtron TSA"), which sets out the terms for services to be provided between the two companies post-separation. The current terms result in a net monthly payment of $4 per month to MtronPTI.

For the three months ended March 31, 2026 and 2025, the Company paid Mtron $12 under the terms of the Mtron TSA, which were recorded in Engineering, selling and administrative on the Condensed Consolidated Statements of Operations.

Tax Indemnity and Sharing Agreement

LGL Group and Mtron entered into a Tax Indemnity and Sharing Agreement ("Mtron Tax Agreement"), which sets out the terms for which party would be responsible for taxes imposed on the Company if the distribution, together with certain related transactions, were to fail to qualify as a tax-free transaction under Internal Revenue Code ("IRC") Sections 355 and 368(a)(1)(D) if such failure were the result of actions taken after the Distribution by the Company or Mtron.

For the three months ended March 31, 2026 and 2025, no taxes related to the Distribution have been recorded in the Condensed Consolidated Financial Statements.

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

Other Transactions

Mtron and LGL Group have agreed to share salaries and benefits related to certain employees incurred by the Company. For the three months ended March 31, 2026, the Company reimbursed Mtron $28 of the salaries and benefits of certain employees and were recorded in Engineering, selling and administrative on the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2025, Mtron reimbursed the Company $26 of the salaries and benefits of certain employees and were recorded as a reduction to Engineering, selling and administrative on the Condensed Consolidated Statements of Operations.

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

The effective tax rate on continuing operations for the three months ended March 31, 2026 and 2025 was 22.9% and 68.9%, respectively. The effective tax rate differed from the statutory tax rate of 21% primarily due to the impact of uncertain tax positions and state income taxes.

9. Stock-Based Compensation

Under the Company's 2021 Incentive Plan (the "Plan"), and the prior 2011 Incentive Plan, as amended, stock-based compensation may be issued to employees and non-employee directors. As of March 31, 2026, 786,512 shares remained available for future issuance under the Plan.

The following table summarizes stock-based compensation expense, which includes expenses related to awards granted under the Plan for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Restricted stock awards	$392	$9
Stock options	296	—
Total	$688	$9

Restricted Stock Awards

The following table summarizes restricted stock awards activity for the period indicated:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value
Balance as of December 31, 2025	36,274	$5.79	$210
Granted	152,402	6.45	983
Vested	(57,028)	(6.27)	(358)
Canceled	—	—	—
Balance as of March 31, 2026	131,648	$6.35	$835

As of March 31, 2026, there was $703 of total unrecognized compensation cost related to unvested shares granted. The cost is expected to be recognized over a weighted average period of 1.8 years.

Stock Options

The Company estimates the fair value of stock options on the grant date using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise. Option awards are generally granted with an exercise price equal to the market price of the Company's stock on the grant date.

The following table presents the weighted-average assumptions for stock options granted:

	For the Three Months Ended March 31,
	2026	2025
Expected volatility (a)	45.9%	—
Expected annual dividend yield (b)	0.0%	—
Risk-free interest rate (c)	3.6%	—
Expected term, in years (d)	2.7	—
(a)	The expected volatility is based on the implied volatility of the Company's historical stock price data over the expected term.
(b)	The dividend yield is 0.0% as the Company is not expected to pay a dividend.
(c)

The risk-free interest rate is based on the average U.S. Treasury zero-coupon rate over the four days prior to the grant date. We selected the risk-free rate that is commensurate with the length of the remaining performance period as of the grant date, using interpolation where necessary.

(d)	The expected term is the simple average of the vesting periods and the contractual term.

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

The following table provides a rollforward of stock option activity for the three months ended March 31, 2026:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	—	$—	$—	—	$—
Granted	200,000	7.02	1.87
Exercised	—	—	—
Forfeited	—	—	—
Outstanding as of March 31, 2026	200,000	$7.02	$1.87	4.8	$57
Exercisable as of March 31, 2026	160,000	$7.18	$2.33	4.8	$34

10. Stockholders' Equity

Shares Outstanding

The following table presents a rollforward of outstanding shares for the periods indicated:

	Three Months Ended March 31, 2026			Year Ended December 31, 2025
	Common Stock Issued	Held in Treasury	Common Stock Outstanding	Common Stock Issued	Held in Treasury	Common Stock Outstanding
Shares, beginning of year	6,307,997	(133,047)	6,174,950	5,454,639	(81,584)	5,373,055
Stock-based compensation	152,402	—	152,402	16,156	—	16,156
Stock issued for settlement of warrants	214,462	—	214,462	837,202	—	837,202
Shares withheld for income taxes	(1,379)		(1,379)	—	—	—
Repurchase of common stock	—	—	—	—	(51,463)	(51,463)
Shares, end of period	6,673,482	(133,047)	6,540,435	6,307,997	(133,047)	6,174,950

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

As of  December 31, 2025, Warrant holders exercised 4,186,010, or 79.6%, of the Warrants, in a net share settlement of 837,202 shares of Common Stock. The remaining 1,072,310 Warrants expired unexercised in accordance with their terms. However, on  January 22, 2026, the Company distributed 214,462 unallocated shares of Common Stock to Warrant holders who elected to participate in the over-subscription privilege. The gross proceeds to the Company were $5.0 million.

Share Repurchase Program

On  August 29, 2011, the Board authorized an expansion of its previously announced share repurchase program, pursuant to which the Company  may repurchase up to an additional 347,491 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized for repurchase under the Company's existing share repurchase program to 797,491 shares, of which 540,000 shares were available to be repurchased, at such times, amounts and prices as the Company shall deem appropriate. No shares were repurchased by the Company in 2026. As of March 31, 2026, the Company had repurchased a total of 133,047 shares of common stock at a cost of $946, which shares are currently held in treasury.

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

11. Earnings Per Share ("EPS")

The following table presents a reconciliation of Net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Numerator for EPS:
Net (loss) income	$(605)	$13
Less: Net income attributable to non-controlling interests	17	19
Net loss attributable to LGL Group common stockholders	$(622)	$(6)

Denominator for EPS:
Weighted average common shares outstanding - basic	6,410,166	5,352,937
Dilutive effects (a):
Warrants	—	—
Stock options	—	—
Restricted stock	—	—
Weighted average common shares outstanding - diluted	6,410,166	5,352,937

Loss per common share attributable to LGL Group common stockholders:
Basic	$(0.10)	$(0.00)
Diluted	$(0.10)	$(0.00)
(a)

For the three months ended March 31, 2026, diluted weighted average common shares outstanding  used for calculating earnings per share excludes 50,603 shares issued pursuant to the warrant dividend program completed in January 2026, 49,888 shares issuable upon the exercise of stock options, and 19,523 shares related to restricted stock awards, as the inclusion of these instruments would have been anti-dilutive to the earnings per share calculation. For the three months ended March 31, 2025, diluted weighted average common shares outstanding used for calculating earnings per share excludes warrants to purchase 1,051,664 shares of common stock as well as 36,274 shares related to restricted stock awards, as the inclusion of these instruments would be anti-dilutive to the earnings per share calculation.

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

The components of inventory as of  March 31, 2026 and  December 31, 2025 are summarized below:

	March 31, 2026	December 31, 2025
Raw materials	$353	$374
Work in process	14	8
Finished goods	—	—
Total gross inventory	367	382
Reserve for excess and obsolete inventory	(89)	(85)
Inventories, net	$278	$297

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

Intangible Assets, Net

The components of intangible assets as of  March 31, 2026 and  December 31, 2025 are summarized below:

	March 31, 2026	December 31, 2025
Intellectual property	$214	$214
Gross intangible assets	214	214
Less: Accumulated amortization	(205)	(199)
Intangible assets, net	$9	$15

14. Domestic and Foreign Revenues

Significant foreign revenues from operations (10% or more of foreign sales) were as follows:

	Three Months Ended March 31,
	2026	2025
Australia	$33	$30
Netherlands	14	—
Korea	13	19
United Kingdom	12	32
Japan	12	11
Indonesia	12	—
Spain	4	100
Norway	—	34
All other foreign countries	—	24
Total foreign revenues	$100	$250
Total domestic revenue	$582	$248

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

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with the audited consolidated financial statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 30, 2026. The terms "LGL," "LGL Group," "we," "our," "us," or the "Company" refer to The LGL Group, Inc. and its consolidated subsidiaries and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated financial statements and the notes thereto.

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

As of March 31, 2026, LGL Group had investments (classified within Cash and cash equivalents and Marketable securities) with a fair value of approximately $25.9 million. The Company accounts for its Marketable securities under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 321, Investments - Equity Securities ("ASC 321") and as such, its Marketable securities are reported at fair value on its consolidated balance sheets.

Trends and Uncertainties

We are not aware of any material trends or uncertainties, other than global macroeconomic conditions affecting our industry generally that may reasonably be expected to have a material impact, favorable or unfavorable, on our revenues or income other than those listed below and those listed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 30, 2026.

Changing Interest Rates

The U.S. Federal Reserve decreased the federal funds rate a total of three times throughout 2025, resulting in a range from 3.50% to 3.75% as of December 31, 2025. Through the date of filing of this Quarterly Report on Form 10-Q, the Federal Reserve has maintained the federal funds rate in the same range as of December 31, 2025. If interest rates continue to decline, the returns generated by our investments in U.S. Treasuries could be adversely impacted.

Tariffs

The current U.S. federal administration has imposed tariffs on certain products and materials entering the United States imported from other countries. Additionally, foreign governments have imposed retaliatory tariffs on products and materials exported from the United States. Following the U.S. Supreme Court’s February 2026 decision striking down certain tariffs, the Trump Administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business.

Results of Operations - Consolidated

The following table presents our Condensed Statements of Operations for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2026	2025	$ Change	% Change
Revenues:
Net sales	$682	$498	$184	36.9%
Net investment income	389	417	(28)	(6.7%)
Net gains	14	3	11	366.7%
Total revenues	1,085	918	167	18.2%
Expenses:
Manufacturing cost of sales	334	237	97	40.9%
Engineering, selling and administrative	1,536	640	896	140.0%
Total expenses	1,870	877	993	113.2%
(Loss) income before income taxes	(785)	41	(826)	(2,014.6%)
Income tax (benefit) expense	(180)	28	(208)	(742.9%)
Net (loss) income	(605)	13	(618)	(4,753.8%)
Less: Net income attributable to non-controlling interests	17	19	(2)	(10.5%)
Net loss attributable to LGL Group common stockholders	$(622)	$(6)	$(616)	(10,266.7%)

Three months ended March 31, 2026 compared to three months ended March 31, 2025

Total Revenues

Total revenues increased $167, or 18.2%, from $918 for the three months ended March 31, 2025 to $1,085 for the three months ended March 31, 2026. The increase was primarily due to a $184, or 36.9%, increase in Net sales from $498 for the three months ended March 31, 2025 to $682 for the three months ended March 31, 2026 driven by higher backlog as of December 31, 2025.

The increase is partially offset by a $28, or 6.7%, decrease in Net investment income from $417 for the three months ended March 31, 2025 to $389 for the three months ended March 31, 2026 primarily due to lower yields on investments in U.S. Treasury money market funds.

Total Expenses

Total expenses increased $993, or 113.2%, from $877 for the three months ended March 31, 2025 to $1,870 for the three months ended March 31, 2026. The following items contributed to the increase:

•

a $97, or 40.9%, increase in Manufacturing costs of sales from $237 for the three months ended March 31, 2025 to $334 for the three months ended March 31, 2026 driven by higher revenues as well as general increases in the cost of materials and components; and

•

a $896, or 140.0%, increase in Engineering, selling and administrative from $640 for the three months ended March 31, 2025 to $1,536 for the three months ended March 31, 2026 driven by higher stock-based compensation associated with non-cash equity awards granted to officers in January 2026.

Gross Margin

Gross margin (Net sales less Manufacturing cost of sales as a percentage of Net sales) decreased 140 basis points from 52.4% for the three months ended March 31, 2025 to 51.0% for the three months ended March 31, 2026 reflecting a lower margin product mix as well as general increases in the cost of materials and components.

Income Tax Expense

Income tax expense decreased $208, or 742.9%, from $28 for the three months ended March 31, 2025 to ($180) for the three months ended March 31, 2026 primarily due to the decrease in Income before income taxes.

Net Income Attributable to Non-Controlling Interests

Net income attributable to non-controlling interests decreased $2 from $19 for the three months ended March 31, 2025 to $17 for the three months ended March 31, 2026 primarily due to lower yields on U.S. Treasury money market funds.

Backlog

As of March 31, 2026, our order backlog was $1,525, an increase of $900, or 144.0%, from $625 as of December 31, 2025 and an increase of $1,230, or 416.9%, from $295 as of March 31, 2025. The backlog of unfilled orders includes amounts based on signed contracts likely to be fulfilled largely in the next 12 months but usually will ship within the next 90 days. Order backlog is adjusted quarterly to reflect project cancellations, deferrals, and revised project scope and cost, if any.

Results of Operations - Operating Segments

Electronic Instruments

The following table presents income from continuing operations of our Electronic Instruments segment for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2026	2025	$ Change	% Change
Revenues:
Net sales	$682	$498	$184	36.9%
Total revenues	682	498	184	36.9%
Expenses:
Manufacturing cost of sales	334	237	97	40.9%
Engineering, selling and administrative	331	242	89	36.8%
Total expenses	665	479	186	38.8%
Income before income taxes	$17	$19	$(2)	(10.5%)

Three months ended March 31, 2026 compared to three months ended March 31, 2025

Income Before Income Taxes

Income before income taxes decreased $2, or 10.5%, from $19 for the three months ended March 31, 2025 to $17 for the three months ended March 31, 2026. The decrease was primarily due to the $186, or 38.8%, increase in Total expenses driven by higher Manufacturing cost of sales reflecting higher revenues and general increases in the cost of materials and components as well as engineering and sales and marketing costs consistent with the growth in Net sales partially offset by the $184, or 36.9%, increase in Net sales reflecting higher backlog as of December 31, 2025.

Merchant Investment

The following table presents income from continuing operations of our Merchant Investment segment for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2026	2025	$ Change	% Change
Revenues:
Net investment income	$223	$247	$(24)	(9.7%)
Total revenues	223	247	(24)	(9.7%)
Expenses:
Engineering, selling and administrative	125	94	31	33.0%
Total expenses	125	94	31	33.0%
Income before income taxes	$98	$153	$(55)	(35.9%)

Three months ended March 31, 2026 compared to three months ended March 31, 2025

Income Before Income Taxes

Income before income taxes decreased $55 from $153 for the three months ended March 31, 2025 to $98 for the three months ended March 31, 2026 due to lower yields on investments in U.S. Treasury money market funds as well as higher corporate allocations.

Corporate

The following table presents income from continuing operations of our Corporate segment for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2026	2025	$ Change	% Change
Revenues:
Net investment income	$166	$170	$(4)	(2.4%)
Net gains	14	3	11	366.7%
Total revenues	180	173	7	4.0%
Expenses:
Engineering, selling and administrative	1,080	304	776	255.3%
Total expenses	1,080	304	776	255.3%
Loss before income taxes	$(900)	$(131)	$(769)	(587.0%)

Three months ended March 31, 2026 compared to three months ended March 31, 2025

Loss Before Income Taxes

Loss before income taxes increased $769, or 587.0%, from ($131) for the three months ended March 31, 2025 to ($900) for the three months ended March 31, 2026. The increase was primarily due to higher stock-based compensation discussed above.

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

As of March 31, 2026 and December 31, 2025, Cash and cash equivalents were $46,646 and $41,514, respectively.

Cash Flow Activity

The following table presents the cash flow activity for the periods indicated:

	As of March 31,
(in thousands)	2026	2025
Cash and cash equivalents, beginning of period	$41,514	$41,585
Cash provided by operating activities	501	340
Cash provided by financing activities	4,631	—
Net change in cash and cash equivalents	5,132	340
Cash and cash equivalents, end of period	$46,646	$41,925

Operating Activities

Cash provided by operating activities was $501 for the three months ended March 31, 2026 compared to $340 for the three months ended March 31, 2025, an increase of $161, primarily due to the following:

•	Lower net income
•	Higher non-cash adjustments, including:
•	Stock-based compensation increased $679 from $9 for the three months ended March 31, 2025 to $688 for the three months ended March 31, 2026;
•	Working capital movements, including:
•

Accounts receivable, which decreased $288 for the three months ended March 31, 2026 compared to a decrease of $187 for the three months ended March 31, 2025, due to timing of collection of receivables;

•

Accounts payable, accrued compensation and commissions, other accrued expenses and liabilities, and other liabilities, which increased $299 for the three months ended March 31, 2026 compared to an increase of $128 for the three months ended March 31, 2025, due to higher expenses incurred and the timing of payments.

Our working capital metrics and ratios were as follows:

(in thousands)	March 31, 2026	December 31, 2025
Current assets	$47,516	$46,324
Less: Current liabilities	1,211	915
Working capital	$46,305	$45,409

Current ratio	39.2	50.6

Management continues to focus on efficiently managing working capital requirements to match operating activity levels and will seek to deploy the Company’s working capital where it will generate the greatest returns.

Financing Activities

Cash provided by financing activities was $4,631 for the three months ended March 31, 2026 compared to $0 for the three months ended March 31, 2025, an increase of $4,631, primarily due to the settlement of warrants in January 2026.

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

Contractual Obligations

As of March 31, 2026, there have been no material changes in our contractual obligations from December 31, 2025, a description of which may be found in Part II, Item 7. Management Discussion and Analysis - Liquidity and Capital Resources - Contractual Obligations in the 2025 Annual Report.

Critical Accounting Estimates

Our accompanying Condensed Consolidated Financial Statements are prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying footnotes. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions. For a discussion of the Company’s critical accounting estimates, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2026 was conducted under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2026, were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or our subsidiaries are a party or to which our properties are subject.

Item 1A.	Risk Factors

For a discussion of the Company's potential risks and uncertainties, refer to Part I, Item 1A. Risk Factors in the  2025 Annual Report and  Trends and  Uncertainties in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2. of this Quarterly Report on Form 10-Q.

We are not aware of any material trends or uncertainties, other than national economic conditions affecting our industry generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on our revenues or income other than those listed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 5.	Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2026, none of our directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K of the Exchange Act.

Item 6.	Exhibits

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 (and are numbered in accordance with Item 601 of Regulation S-K):

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

THE LGL GROUP, INC. (Registrant)

May 11, 2026	By:	/s/ Jason D. Lamb
Jason D. Lamb
Chief Executive Officer (Principal Executive Officer)

May 11, 2026	By:	/s/ Patrick Huvane
Patrick Huvane
Executive Vice President - Business Development (Principal Financial Officer)