Form 10-Q
period 2026-06-30
LGL GROUP INC
filed 2026-08-14
CIK 61004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

(202) 780-5941

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

As of July 31, 2026, the registrant had 12,613,149 shares of common stock, $0.01 par value per share, outstanding.

The LGL Group, Inc.

Form 10-Q for the Period Ended June 30, 2026

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

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

The LGL Group, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)	June 30, 2026	December 31, 2025
Assets:
Current assets:
Cash and cash equivalents	$45,115	$41,514
Restricted cash and cash equivalents	320	—
Marketable securities	41	36
Accounts receivable, net of allowance of $52 and $52, respectively	538	572
Inventories, net	628	297
Prepaid expenses and other current assets	364	255
Warrant proceeds receivable	—	3,650
Total current assets	47,006	46,324
Convertible promissory note, at fair value	1,968	—
Right-of-use lease assets	237	247
Intangible assets, net	4	15
Deferred income tax assets	462	190
Other assets	7	—
Total assets	$49,684	$46,776

Liabilities:
Current liabilities:
Accounts payable	1,041	366
Accrued compensation and commissions	280	250
Income taxes payable	—	45
Other accrued expenses	490	254
Total current liabilities	1,811	915
Other liabilities	286	296
Total liabilities	2,097	1,211

Contingencies (Note 12)

Stockholders' equity:
Common stock ($0.01 par value; 30,000,000 shares authorized; 6,683,482 shares issued and 6,550,435 shares outstanding as of June 30, 2026; 6,307,997 shares issued and 6,174,950 shares outstanding as of December 31, 2025)	65	61
Treasury stock, at cost (133,047 shares as of June 30, 2026 and December 31, 2025, respectively)	(946)	(946)
Additional paid-in capital	52,138	50,313
Accumulated deficit	(6,915)	(5,940)
Total LGL Group stockholders' equity	44,342	43,488
Non-controlling interests	3,245	2,077
Total stockholders' equity	47,587	45,565
Total liabilities and stockholders' equity	$49,684	$46,776

See accompanying Notes to the Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2026	2025	2026	2025
Revenues:
Net sales	$750	$491	$1,432	$989
Net investment income	412	428	801	845
Net (losses) gains	(9)	5	5	8
Total revenues	1,153	924	2,238	1,842
Expenses:
Manufacturing cost of sales	381	211	715	448
Engineering, selling and administrative	1,219	744	2,755	1,384
Total expenses	1,600	955	3,470	1,832
(Loss) income before income taxes	(447)	(31)	(1,232)	10
Income tax (benefit) expense	(95)	14	(275)	42
Net loss	(352)	(45)	(957)	(32)
Less: Net income attributable to non-controlling interests	1	6	18	25
Net loss attributable to LGL Group common stockholders	$(353)	$(51)	$(975)	$(57)

Loss per common share attributable to LGL Group common stockholders:
Basic	$(0.06)	$(0.01)	$(0.15)	$(0.01)
Diluted	$(0.06)	$(0.01)	$(0.15)	$(0.01)

Weighted average shares outstanding:
Basic	6,410,602	5,352,937	6,379,287	5,352,937
Diluted	6,410,602	5,352,937	6,379,287	5,352,937

See accompanying Notes to the Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total LGL Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of March 31, 2026	$64	$(946)	$51,979	$(6,562)	$44,535	$2,094	$46,629
Net (loss) income attributable to LGL Group or non-controlling interests	—	—	—	(353)	(353)	1	(352)
Stock-based compensation	1	—	159	—	160	—	160
Shares withheld for employee taxes	—	—	—	—	—	—	—
Exercise of warrants, net of costs	—	—	—	—	—	—	—
Consolidation of non-controlling interests - Skyline SPV	—	—	—	—	—	1,150	1,150
Balance as of June 30, 2026	$65	$(946)	$52,138	$(6,915)	$44,342	$3,245	$47,587

(in thousands, except share data)	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total LGL Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of March 31, 2025	$53	$(580)	$46,394	$(6,634)	$39,233	$2,029	$41,262
Net (loss) income attributable to LGL Group or non-controlling interests	—	—	—	(51)	(51)	6	(45)
Stock-based compensation	—	—	17	—	17	—	17
Shares withheld for employee taxes	—	—	—	—	—	—	—
Exercise of warrants, net of costs	—	—	(102)	—	(102)	—	(102)
Consolidation of non-controlling interests - Skyline SPV	—	—	—	—	—	—	—
Balance as of June 30, 2025	$53	$(580)	$46,309	$(6,685)	$39,097	$2,035	$41,132

See accompanying Notes to the Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total LGL Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2025	$61	$(946)	$50,313	$(5,940)	$43,488	$2,077	$45,565
Net (loss) income attributable to LGL Group or non-controlling interests	—	—	—	(975)	(975)	18	(957)
Stock-based compensation	2	—	846	—	848	—	848
Shares withheld for employee taxes	—	—	(9)	—	(9)	—	(9)
Exercise of warrants, net of costs	2	—	988	—	990	—	990
Consolidation of non-controlling interests - Skyline SPV	—	—	—	—	—	1,150	1,150
Balance as of June 30, 2026	$65	$(946)	$52,138	$(6,915)	$44,342	$3,245	$47,587

(in thousands, except share data)	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total LGL Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2024	$53	$(580)	$46,385	$(6,628)	$39,230	$2,010	$41,240
Net (loss) income attributable to LGL Group or non-controlling interests	—	—	—	(57)	(57)	25	(32)
Stock-based compensation	—	—	26	—	26	—	26
Shares withheld for employee taxes	—	—	—	—	—	—	—
Exercise of warrants, net of costs	—	—	(102)	—	(102)	—	(102)
Consolidation of non-controlling interests - Skyline SPV	—	—	—	—	—	—	—
Balance as of June 30, 2025	$53	$(580)	$46,309	$(6,685)	$39,097	$2,035	$41,132

See accompanying Notes to the Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands, except share data)	2026	2025
Cash flows from operating activities:
Net loss	$(957)	$(32)
Adjustments to reconcile net loss to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Amortization of finite-lived intangible assets	11	11
Stock-based compensation	848	26
Unrealized gain on marketable securities	(5)	(9)
Deferred income taxes	(272)	(33)
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	34	230
(Increase) decrease in inventories, net	(331)	13
Decrease in prepaid expenses and other assets	18	43
Increase (decrease) in accounts payable, accrued compensation, income taxes and commissions and other	762	(99)
Total adjustments	1,065	182
Net cash provided by operating activities	108	150
Cash flows from investing activities:
Purchase of convertible promissory note	(1,968)	—
Net cash used in investing activities	(1,968)	—
Cash flows from financing activities:
Proceeds from exercise of warrants, net of costs	4,640	—
Payment for taxes related to net share settlement of equity awards	(9)	—
Capital contributions from non-controlling interests - Skyline SPV	1,150	—
Net cash provided by financing activities	5,781	—
Increase in cash and cash equivalents and restricted cash and cash equivalents	3,921	150
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	41,514	41,585
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$45,435	$41,735

Non-cash financing activity:
Warrant-related costs	$—	$(102)
Rights-related costs	(134)	—

Supplemental disclosure:
Income taxes paid	$78	$47

See accompanying Notes to the Condensed Consolidated Financial Statements.

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

1. Overview and Basis of Presentation

Overview

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

The Company's merchant investment business is operated through its subsidiary Lynch Capital International, LLC ("Lynch Capital"), which utilizes various structures and vehicles to build shareholder value, including certain special purpose vehicles, which may be syndicated for investment, and involve certain fee generating activities. The Company could act as the financial and management sponsor, raise capital from external nonaffiliated investors, and may receive management fees and success-based incentives in accordance with market practice.

Skyline Transaction

During the second quarter of 2026, Lynch Capital initiated a syndicated transaction to raise up to $3.0 million for an investment into a convertible promissory note (the "Skyline Note") issued by Skyline Instruments Corporation ("Skyline"), a dual-use commercial and defense technology company developing precision timing and synchronized sensing infrastructure for environments where GPS is fragile, contested or unavailable.

Of the $2,000 of syndicated capital raised in June 2026 (the "First Closing"), Lynch Capital contributed $850. The capital was invested in Skyline Instruments May 2026, a Series of CGF2021 LLC ("Skyline SPV"). Skyline SPV then invested $1,968 into the Skyline Note (net of formation and administrative expenses). Lynch Capital serves as the investment advisor to Skyline SPV pursuant to an investment advisory agreement. As of June 30, 2026, Lynch Capital holds a 42.5% equity interest in Skyline SPV.

In connection with the Skyline Transaction, Skyline SPV entered into a side letter with Skyline granting Skyline SPV a board designation right, participation rights in future financings, and approval rights over certain extraordinary events. Pursuant to the board designation rights, the Company's Chief Executive Officer was elected to the board of directors of Skyline.

In July 2026, Skyline SPV received an additional $505 equity investment from a new third party investor. Skyline SPV then invested $494 in the Skyline Note (net of administrative expenses) (the "Second Closing"). Following the Second Closing, Lynch Capital's equity interest in Skyline SPV decreased to 33.9%.

Refer to Note 2 - Summary of Significant Accounting Policies and Note 6 - Variable Interest Entities for further information.

Basis of Presentation

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

In the opinion of management, these Condensed Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments, including eliminations of material intercompany accounts and transactions) considered necessary for a fair statement of the results presented herein. Operating results for the three and six months ended  June 30, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Summary of Significant Accounting Policies

During the three and six months ended June 30, 2026, there were no material changes to our significant accounting policies included in the  2025 Annual Report, except as noted below.  For additional information, refer to Note 2 to the audited Consolidated Financial Statements in the 2025  Annual Report.

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with no maturity or with a maturity of less than three months when purchased.

Restricted cash and cash equivalents primarily consist of funds received from rights holders electing to exercise their subscription rights as part of the Company's rights offering, held in a separate account designated solely for this purpose as of June 30, 2026, pending completion of the rights offering. These funds were not available for the Company's general use until the rights offering closed. Subsequent to quarter end, the funds were transferred to the subscription agent and the Company received the aggregate offering proceeds upon closing of the rights offering on July 24, 2026.

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported in our Condensed Consolidated Balance Sheet to the total shown in our Condensed Consolidated Statement of Cash Flows:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$45,115	$41,514
Restricted cash and cash equivalents	320	—
Total cash and cash equivalents and restricted cash and cash equivalents shown in the statements of cash flows	$45,435	$41,514

Convertible Promissory Note

The convertible promissory note held by Skyline SPV (the "Skyline Note") is measured at fair value due to the election of the fair value option. The election was made to reflect the Skyline Note at its current economic value each reporting period, including the value of the embedded conversion feature, without requiring separate accounting for the conversion feature as an embedded derivative.

The Skyline Note is classified as a non-current asset on the Condensed Consolidated Balance Sheet.

Refer to Note 4 - Investments and Note 5 - Fair Value Measurements for further information.

Fair Value Option

Under the fair value option, the Company may elect to measure at fair value financial assets and financial liabilities that are not otherwise required to be carried at fair value. The Company elected the fair value option for the Skyline Note upon purchase because it better reflects the economics of a convertible instrument. This election is irrevocable.

Subsequent changes in fair value are reported Net gains (losses) on the Condensed Consolidated Statements of Operations. Interest income on assets measured under the fair value option is recognized and included in Net investment income in the Condensed Consolidated Statements of Operations.

Refer to Note 4 - Investments and Note 5 - Fair Value Measurements for further information.

Concentration Risks

Customer Concentrations

For the three months ended June 30, 2026, two customers each accounted for 10% or more of the Company's Net sales, representing $490, or 65.3%, and $100, or 13.3%, respectively. For the three months ended June 30, 2025, four customers each accounted for 10% or more of the Company's Net sales, representing $157, or 32.0%; $108, or 22.0%; $77, or 15.7%; and $51, or 10.4%, respectively.

For the six months ended June 30, 2026, two customers each accounted for 10% or more of the Company's Net sales, representing $815, or 56.9%, and $273, or 19.1%, respectively. For the six months ended June 30, 2025, four customers each accounted for 10% or more of the Company's Net sales, representing $181, or 18.3%; $109, or 11.0%; $108, or 10.9%; and $100, or 10.1%, respectively.

Customers exceeding 10% of Net sales are identified separately for each period presented. A customer that exceeded the threshold in one period was not necessarily the same customer, or a 10% customer at all, in any other period presented, including as between the three-month and six-month periods.

Credit Concentration

A significant portion of the Company's accounts receivable is concentrated with a relatively small number of customers. As of  June 30, 2026, two of the Company's customers accounted for approximately $466, or 79.0%, of gross accounts receivable. As of  December 31, 2025, four of the Company's customers accounted for approximately $412, or 66.0%, of gross accounts receivable. The Company carefully evaluates the creditworthiness of its customers in deciding to extend credit. As a result, the Company has historically experienced low credit losses and considers the risk to be minimal.

The Company maintains its cash and cash equivalents with high-credit-quality financial institutions, and at times cash balances on deposit may exceed federally insured limits. A significant portion of the Company's cash and cash equivalents is invested in money market mutual funds. Amounts invested in money market mutual funds are not deposits, are not federally insured, and are subject to the credit and market risks of the underlying fund.

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

Accounting Standards Adopted

Income Taxes

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, "Income Taxes (Topic 740) - Improvements to Income Tax Disclosures" ("ASU 2023-09"). The standard requires disaggregated information about a company's effective tax rate reconciliation as well as information on income taxes paid. The provisions of the standard are effective for public companies for fiscal years beginning after December 15, 2024, with early adoption permitted. This standard applies prospectively; however, retrospective application is permitted. The Company adopted ASU 2023-09 in December 2025. Refer to Note 8 - Income Taxes to the Company's Consolidated Financial Statements included in its 2025 Annual Report for further information.

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

The Merchant Investment segment includes all activity produced by Lynch Capital.

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

The CODM assesses the performance of and decides how to allocate resources to each reporting segment based on Segment profit (loss), which is total revenues less Manufacturing cost of sales and Engineering, selling, and administrative. The CODM uses Segment profit (loss) to evaluate the overall profitability of the Electronic Instruments, Merchant Investment, and Corporate segments. Additionally, the CODM uses Segment profit (loss) to allocate resources in the annual budgeting and forecasting process. The CODM considers budget-to-actual variances when making decisions about allocating capital to each segment.

The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as consolidated Total assets. The CODM uses Total assets of each segment to allocate overhead expenses incurred by the Corporate segment.

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

The following tables present LGL Group's operations by segment:

	Three Months Ended June 30, 2026
	Electronic Instruments	Merchant Investment	Corporate	Consolidated
Revenues:
Net sales	$750	$—	$—	$750
Net investment income	—	239	173	412
Net losses	—	—	(9)	(9)
Total revenues	750	239	164	1,153

Less:
Manufacturing cost of sales	381	—	—	381
Engineering	77	—	—	77
Commissions	18	—	—	18
Sales and marketing	59	—	—	59
Accounting	—	—	99	99
Compensation	56	—	337	393
Corporation allocations (a)	12	168	(180)	—
Other segment items (b)	119	34	420	573
Engineering, selling and administrative	341	202	676	1,219
Total expenses	722	202	676	1,600
Segment profit (loss)	$28	$37	$(512)	$(447)

Reconciliation of Segment profit (loss) to Income (loss) before income taxes
Adjustments and reconciling items				—
Loss before income taxes				$(447)

	Three Months Ended June 30, 2025
	Electronic Instruments	Merchant Investment	Corporate	Consolidated
Revenues:
Net sales	$491	$—	$—	$491
Net investment income	—	262	166	428
Net gains	—	—	5	5
Total revenues	491	262	171	924

Less:
Manufacturing cost of sales	211	—	—	211
Engineering	57	—	—	57
Commissions	21	—	—	21
Sales and marketing	35	—	—	35
Accounting	—	—	50	50
Compensation	52	—	157	209
Corporation allocations (a)	11	93	(104)	—
Other segment items (b)	36	21	315	372
Engineering, selling and administrative	212	114	418	744
Total expenses	423	114	418	955
Segment profit (loss)	$68	$148	$(247)	$(31)

Reconciliation of Segment profit (loss) to Income (loss) before income taxes
Adjustments and reconciling items				—
Loss before income taxes				$(31)
(a)	The Electronic Instruments and Merchant Investment segments are allocated overhead expenses from the Corporate segment based on each segment's assets as a percentage of Total assets.
(b)	Other segment items for each reportable segment includes the following:
Electronic Instruments - rent, amortization, professional service fees, and certain other overhead expenses.
Merchant Investment - legal expense and certain other overhead expenses.
Corporate - legal expense, insurance expense, filing fees, fees paid to M-tron Industries, Inc. under the Amended and Restated Transitional Administrative and Management Services Agreement, expense reimbursements paid to / received from M-tron Industries, Inc., and certain other overhead expenses.

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

	Six Months Ended June 30, 2026
	Electronic Instruments	Merchant Investment	Corporate	Consolidated
Revenues:
Net sales	$1,432	$—	$—	$1,432
Net investment income	—	462	339	801
Net gains	—	—	5	5
Total revenues	1,432	462	344	2,238

Less:
Manufacturing cost of sales	715	—	—	715
Engineering	167	—	—	167
Commissions	43	—	—	43
Sales and marketing	122	—	—	122
Accounting	—	—	169	169
Compensation	114	—	1,150	1,264
Corporation allocations (a)	28	293	(321)	—
Other segment items (b)	198	34	758	990
Engineering, selling and administrative	672	327	1,756	2,755
Total expenses	1,387	327	1,756	3,470
Segment profit (loss)	$45	$135	$(1,412)	$(1,232)

Reconciliation of Segment profit (loss) to Income (loss) before income taxes
Adjustments and reconciling items				—
Loss before income taxes				$(1,232)

	Six Months Ended June 30, 2025
	Electronic Instruments	Merchant Investment	Corporate	Consolidated
Revenues:
Net sales	$989	$—	$—	$989
Net investment income	—	509	336	845
Net gains	—	—	8	8
Total revenues	989	509	344	1,842

Less:
Manufacturing cost of sales	448	—	—	448
Engineering	114	—	—	114
Commissions	40	—	—	40
Sales and marketing	92	—	—	92
Accounting	—	—	125	125
Compensation	108	—	349	457
Corporation allocations (a)	22	186	(208)	—
Other segment items (b)	78	22	456	556
Engineering, selling and administrative	454	208	722	1,384
Total expenses	902	208	722	1,832
Segment profit (loss)	$87	$301	$(378)	$10

Reconciliation of Segment profit (loss) to Income (loss) before income taxes
Adjustments and reconciling items				—
Income before income taxes				$10
(a)	The Electronic Instruments and Merchant Investment segments are allocated overhead expenses from the Corporate segment based on each segment's assets as a percentage of Total assets.
(b)	Other segment items for each reportable segment includes the following:
Electronic Instruments - rent, amortization, professional service fees, and certain other overhead expenses.
Merchant Investment - legal expense and certain other overhead expenses.
Corporate - legal expense, insurance expense, filing fees, fees paid to M-tron Industries, Inc. under the Amended and Restated Transitional Administrative and Management Services Agreement, expense reimbursements paid to / received from M-tron Industries, Inc., and certain other overhead expenses.

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

Other Segment Disclosures

The following tables present other segment information by segment for the periods indicated:

	Three Months Ended June 30, 2026
	Electronic Instruments	Merchant Investment	Corporate	Total	Adjustments and Reconciling Items	Consolidated
Interest revenue (a)	$—	$239	$173	$412	$—	$412
Amortization (b)	5	—	—	5	—	5
Other significant non-cash items:
Stock-based compensation (c)	—	—	160	160	—	160

Capital expenditures	—	—	—	—	—	—

	Three Months Ended June 30, 2025
	Electronic Instruments	Merchant Investment	Corporate	Total	Adjustments and Reconciling Items	Consolidated
Interest revenue (a)	$—	$262	$166	$428	$—	$428
Amortization (b)	5	—	—	5	—	5
Other significant non-cash items:
Stock-based compensation (c)	—	—	17	17	—	17

Capital expenditures	—	—	—	—	—	—

	Six Months Ended June 30, 2026
	Electronic Instruments	Merchant Investment	Corporate	Total	Adjustments and Reconciling Items	Consolidated
Interest revenue (a)	$—	$462	$339	$801	$—	$801
Amortization (b)	11	—	—	11	—	11
Other significant non-cash items:
Stock-based compensation (c)	—	—	848	848	—	848

Capital expenditures	—	—	—	—	—	—

	Six Months Ended June 30, 2025
	Electronic Instruments	Merchant Investment	Corporate	Total	Adjustments and Reconciling Items	Consolidated
Interest revenue (a)	$—	$509	$336	$845	$—	$845
Amortization (b)	11	—	—	11	—	11
Other significant non-cash items:
Stock-based compensation (c)	—	—	26	26	—	26

Capital expenditures	—	—	—	—	—	—
(a)	Interest revenue is included in Net investment income on the Condensed Consolidated Statements of Operations.
(b)	Amortization is included within the other segment expense captions such as Manufacturing cost of sales, Engineering or Other segment items.
(c)	Stock-based compensation is included within the Compensation expense caption.

The following tables present LGL Group's identifiable assets by segment as of  June 30, 2026 and December 31, 2025:

	June 30, 2026
	Electronic Instruments	Merchant Investment	Corporate	Total	Adjustments and Reconciling Items	Consolidated
Total assets	$1,469	$28,196	$20,019	$49,684	$—	$49,684

	December 31, 2025
	Electronic Instruments	Merchant Investment	Corporate	Total	Adjustments and Reconciling Items	Consolidated
Total assets	$1,237	$25,768	$19,771	$46,776	$—	$46,776

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

4. Investments

Marketable Securities

Details of marketable securities held as of  June 30, 2026 and  December 31, 2025 are as follows:

	June 30, 2026
			Cumulative
			Unrealized
	Fair Value	Basis	Gain
Equity securities	$41	$34	$7
Total	$41	$34	$7

	December 31, 2025
			Cumulative
			Unrealized
	Fair Value	Basis	Gain
Equity securities	$36	$34	$2
Total	$36	$34	$2

Other Securities Measured at Fair Value

The following table presents the fair value of securities based on our election of the fair value option:

	June 30, 2026		December 31, 2025
	Fair Value	% of Total	Fair Value	% of Total
Convertible promissory note	$1,968	100%	$—	0%
Total	$1,968	100%	$—	0%

Net Investment Income

Net investment income represents income primarily from the following sources:

•	Income earned from investments in money market funds (recorded in Cash and cash equivalents)
•	Income earned on the convertible promissory note
•	Dividends received from Marketable securities
•	Income from unconsolidated or equity method investments

The following table presents the components of Net investment income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest on cash and cash equivalents	$405	$428	$794	$845
Interest on convertible promissory note	7	—	7	—
Net investment income	$412	$428	$801	$845

Net Gains (Losses)

Net gains and losses are determined by specific identification. The net realized gains and losses are generated primarily from the following sources:

•	Realized gains and losses from investments in Marketable securities and the Skyline Note
•	Changes in the fair value of investments in Marketable securities and the Skyline Note

The following table presents the components of Net gains (losses):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Marketable securities	$(9)	$5	$5	$8
Net (losses) gains	$(9)	$5	$5	$8

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

Valuation Methodologies of Financial Instruments Measured at Fair Value

Cash and cash equivalents and Restricted cash and cash equivalents - Money market instruments are measured at cost, which approximates fair values because of the relatively short time to maturity.

Equity securities - Whenever available, we obtained quoted prices in active markets for identical assets as of the balance sheet date to measure equity securities. Market price data is generally obtained from exchange or dealer markets.

Convertible promissory note - We initially estimate the fair value by reference to the transaction price. Subsequently, we estimate the fair value using discounted cash flow analyses and/or probability-weighted scenario analysis, with significant unobservable inputs including the probability and expected timing of a qualified financing, acquisition or other liquidity event, the expected enterprise value at conversion, and a discount rate reflecting the time value of money and risk characteristics of the investment.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of inputs used:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a) (b)	$44,895	$—	$—	$44,895
Restricted cash and cash equivalents (a) (c)	300	—	—	300
Marketable securities:
Equity securities	41	—	—	41
Total marketable securities	41	—	—	41
Convertible promissory note	—	—	1,968	1,968
Total	$45,236	$—	$1,968	$47,204

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a) (b)	$41,317	$—	$—	$41,317
Restricted cash and cash equivalents (a) (c)	—	—	—	—
Marketable securities:
Equity securities	36	—	—	36
Total marketable securities	36	—	—	36
Convertible promissory note	—	—	—	—
Total	$41,353	$—	$—	$41,353
(a)	As of June 30, 2026 and December 31, 2025, included investments in money market mutual funds managed or advised by GAMCO Investors, Inc.
(b)	Excludes cash held in banks, which totaled $220 and $197 as of June 30, 2026 and December 31, 2025, respectively.
(c)	Excludes cash held in banks, which totaled $20 and $0 as of June 30, 2026 and December 31, 2025, respectively.

There were no liabilities subject to fair value on a recurring basis as of  June 30, 2026 and December 31, 2025.

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

Changes in Level 3 Recurring Fair Value Measurements

The following tables present changes during the three and six months ended June 30, 2026 and 2025 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets in the Condensed Consolidated Balance Sheets as of June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Purchases and Sales, Net	Fair Value End of Period
Assets:
Convertible promissory note	$—	$—	$1,968	$1,968
Total	$—	$—	$1,968	$1,968

Three Months Ended June 30, 2025
	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Purchases and Sales, Net	Fair Value End of Period
Assets:
Convertible promissory note	$—	$—	$—	$—
Total	$—	$—	$—	$—

	Six Months Ended June 30, 2026
	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Purchases and Sales, Net	Fair Value End of Period
Assets:
Convertible promissory note	$—	$—	$1,968	$1,968
Total	$—	$—	$1,968	$1,968

Six Months Ended June 30, 2025
	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Purchases and Sales, Net	Fair Value End of Period
Assets:
Convertible promissory note	$—	$—	$—	$—
Total	$—	$—	$—	$—

The following tables present the gross components of purchases and sales, net shown above for the three and six months ended June 30, 2026 and 2025 related to Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets:

	Three Months Ended June 30, 2026
	Purchases	Sales	Purchases and Sales, Net
Assets:
Convertible promissory note	$1,968	$—	$1,968
Total	$1,968	$—	$1,968

Three Months Ended June 30, 2025
	Purchases	Sales	Purchases and Sales, Net
Assets:
Convertible promissory note	$—	$—	$—
Total	$—	$—	$—

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

	Six Months Ended June 30, 2026
	Purchases	Sales	Purchases and Sales, Net
Assets:
Convertible promissory note	$1,968	$—	$1,968
Total	$1,968	$—	$1,968

Six Months Ended June 30, 2025
	Purchases	Sales	Purchases and Sales, Net
Assets:
Convertible promissory note	$—	$—	$—
Total	$—	$—	$—

Quantitative Information about Level 3 Fair Value Measurements

As of June 30, 2026, the fair value of the convertible promissory note was determined to equal the transaction price of $1,968. Management determined that no significant change in the fair value has occurred between the Note's funding date and the measurement date, based on the following considerations:

•	approximately 14 days elapsed between the funding date and June 30, 2026, the measurement date
•	no new financing activity occurred at Skyline during this period;
•	no material developments in Skyline's technology, operations, or business prospects occurred during this period; and
•	no secondary market transactions in the Note or comparable instruments occurred during this period.

Fair Value Measurements on a Non-Recurring Basis

The Company has other assets that may be subject to measurement at fair value on a non-recurring basis including intangible assets and other long-lived assets. The Company reviews the carrying value of long-lived assets whenever events and circumstances indicate that the carrying amounts of the assets may not be recoverable. If it is determined that the assets are impaired, the carrying value would be reduced to an estimated recoverable value.

As of June 30, 2026 and December 31, 2025, the Company did not write down any assets to fair value.

Fair Value Information about Financial Instruments Not Measured at Fair Value

As of June 30, 2026 and December 31, 2025, the Company did not have any assets or liabilities classified as financial instruments that were not measured at fair value.

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

During June 2026, Lynch Capital invested $850 in Skyline SPV, representing a 42.5% equity interest in Skyline SPV as of June 30, 2026. Skyline SPV in turn invested in the Skyline Note. The Company serves as investment advisor to Skyline SPV pursuant to an investment advisory agreement. The Company determined it was the primary beneficiary of Skyline SPV because it (i) holds exclusive authority to direct the activities that most significantly affect its economic performance, including decisions to convert, dispose of, or otherwise manage the Skyline Note, and (ii) holds variable interests that provide the right to receive benefits from Skyline SPV that could potentially be significant to it, comprising its pro-rata equity interest, a management fee payable from Skyline SPV assets prior to any investor distributions, and a carried interest on certain investor returns, that could potentially be significant to Skyline SPV. As such, LGL Group was required to consolidate Skyline SPV.

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

Consolidated VIEs

The Company's consolidated VIEs are LGL Systems and Skyline SPV.

The following table summarizes the assets and liabilities of the Company's consolidated VIEs included in the Condensed Consolidated Balance Sheets:

	June 30, 2026	December 31, 2025
Assets:
Current assets:
Cash and cash equivalents	$3,203	$3,169
Restricted cash and cash equivalents	20	—
Accounts receivable	17	17
Total current assets	3,240	3,186
Convertible promissory note, at fair value	1,968	—
Other assets	7	—
Total assets	$5,215	$3,186

Total liabilities	$—	$—

The following table summarizes the non-controlling interests in the Company's consolidated VIEs:

	June 30, 2026	December 31, 2025
LGL Systems Acquisition Holding Company, LLC	$2,099	$2,077
Skyline Instruments May 2026, a Series of CGF2021 LLC	1,146	—
Total	$3,245	$2,077

The following table presents the revenue, net income (loss) attributable to non-controlling interests and net income (loss) attributable to LGL Group associated with our variable interests in consolidated VIEs, as classified in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenue	$34	$31	$61	$61
Net income attributable to non-controlling interests	1	6	18	25
Net income attributable to LGL Group	1	4	10	14

Unconsolidated VIEs

The Company's unconsolidated VIEs are LGL Nevada and Skyline.

We calculate our maximum exposure to loss to be (i) the amount invested in the debt or equity of the VIE and (ii) other commitments and guarantees to the VIE.

	June 30, 2026	December 31, 2025
Total assets	$2,712	$615

Maximum exposure to loss:
On-balance sheet (a) (b)	852	4
Off-balance sheet	—	—
Total	$852	$4
(a)	As of June 30, 2026 and December 31, 2025, the Company's investment in LGL Nevada was recorded in Other assets in the Condensed Consolidated Balance Sheets.
(b)

As of  June 30, 2026, the Company's exposure to Skyline was reflected through Skyline SPV, a consolidated VIE, and recorded in Convertible promissory note, at fair value and Other assets (Accrued interest receivable) on the Condensed Consolidated Balance Sheets.

LGL Systems Nevada Management Partners LLC

LGL Nevada was formed in October 2019 for the purpose of performing key management and controls decisions of LGL Systems. The remaining 99.0% of ownership interests are held by four individuals, one of which is a member of Company management. In the event LGL Nevada resigns as manager of LGL Systems, it has the sole right to appoint a new manager. The Company's maximum exposure to loss is limited to its carrying value of its investment in LGL Nevada. As of June 30, 2026, LGL Nevada's total assets were $621 and the Company's maximum exposure to loss is $4. As of December 31, 2025, LGL Nevada's total assets were $615 and the Company's maximum exposure to loss is $4.

Skyline Instruments Corporation

Through its investment in Skyline SPV, the Company holds a variable interest in Skyline in the form of the Skyline Note and related contractual rights. The Company determined that Skyline is a VIE under Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic 810, Consolidation ("ASC 810") because Skyline does not have sufficient equity at risk to finance its activities without additional subordinated financial support.

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

The Company evaluated whether it is the primary beneficiary of Skyline. Although Skyline SPV holds a board designation right, participation rights in future financings, and approval rights over certain extraordinary corporate events, the Company concluded that these are participating and protective rights that do not provide it with the power to direct the activities that most significantly impact Skyline's economic performance. Accordingly, the Company is not the primary beneficiary of Skyline and does not consolidate Skyline.

The Company's maximum exposure to loss related to Skyline is limited to the net assets of Skyline SPV as reflected on the Condensed Consolidated Balance Sheets. As of June 30, 2026, Skyline's total assets were $2,091 and the Company's maximum exposure to loss is $848.

7. Related Party Transactions

In the normal course of business, the Company enters into various transactions with affiliated companies. Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial or operating decisions.

The following tables summarize income and expenses from transactions with related parties for the three and six months ended  June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026		2025
	Income	Expense	Income	Expense
GAMCO Investors, Inc.	$370	$—	$366	$—
M-tron Industries, Inc.	—	40	—	22
Alpha G Investment Management, Inc.	—	66	—	—
Total	$370	$106	$366	$22

	Six Months Ended June 30,
	2026		2025
	Income	Expense	Income	Expense
GAMCO Investors, Inc.	$716	$—	$714	$—
M-tron Industries, Inc.	—	80	—	8
Alpha G Investment Management, Inc.	—	66	—	—
Total	$716	$146	$714	$8

The following table summarizes assets and liabilities with related parties as of  June 30, 2026 and  December 31, 2025:

	June 30, 2026		December 31, 2025
	Assets	Liabilities	Assets	Liabilities
GAMCO Investors, Inc.	$41,536	$—	$36,175	$—
M-tron Industries, Inc.	—	376	—	227
Alpha G Investment Management, Inc.	—	66	—	—
Total	$41,536	$442	$36,175	$227

The material agreements whereby the Company generates revenues and expenses with affiliated entities are discussed below:

Investment Activity with GAMCO Investors, Inc.

Certain balances held and invested in various mutual funds are managed or advised by GAMCO Investors, Inc. or one of its subsidiaries (collectively, "GAMCO" or the "Fund Manager"), which is related to the Company through certain of our stockholders. Investments in related party mutual funds are overseen by the independent Audit Committee of the Board of Directors (the "Audit Committee"). The Audit Committee meets regularly to review the alternatives and has determined the current investments most reflect the Company's objective of lower cost, market return and adherence to having a larger proportion of underlying investments directly in United States Treasuries. For the three months ended  June 30, 2026 and 2025, the Company paid the Fund Manager a fund management fee of approximately 8 basis points per annum, respectively, of the asset balances under management. For the six months ended  June 30, 2026 and 2025, the Company paid the Fund Manager a fund management fee of approximately 8 basis points per annum, respectively, of the asset balances under management. The fund management fees are not paid directly by the Company and are deducted prior to a fund striking its net asset value ("NAV").

As of June 30, 2026, the balance managed by the Fund Manager totaled $41,536, all of which was classified within Cash and cash equivalents on the Condensed Consolidated Balance Sheets. As of December 31, 2025, the balance managed by the Fund Manager totaled $36,175, all of which was classified within Cash and cash equivalents on the Condensed Consolidated Balance Sheets.

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

For the three months ended June 30, 2026, the Company earned income on its investments managed by the Fund Manager totaling $370, all of which was included in Net investment income on the Condensed Consolidated Statements of Operations. For the three months ended June 30, 2025, the Company earned income on its investments managed by the Fund Manager totaling $366, all of which was included in Net investment income on the Condensed Consolidated Statements of Operations.

For the six months ended June 30, 2026, the Company earned income on its investments managed by the Fund Manager totaling $716, all of which was included in Net investment income on the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2025, the Company earned income on its investments managed by the Fund Manager totaling $714, all of which was included in Net investment income on the Condensed Consolidated Statements of Operations.

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

For the three months ended June 30, 2026 and 2025, the Company paid MtronPTI $12 under the terms of the MtronPTI TSA, which were recorded in Engineering, selling and administrative on the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2026 and 2025, the Company paid MtronPTI $24 under the terms of the MtronPTI TSA, which were recorded in Engineering, selling and administrative on the Condensed Consolidated Statements of Operations.

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

For the three and six months ended June 30, 2026 and 2025, no taxes related to the Distribution have been recorded in the Condensed Consolidated Financial Statements.

Other Transactions

LGL Group and MtronPTI have agreed to share salaries and benefits related to certain employees incurred by the LGL Group and/or Mtron. For the three and six months ended June 30, 2026, the Company reimbursed MtronPTI $28 and $56, respectively, of the salaries and benefits of certain employees. For the three months ended June 30, 2025, the Company reimbursed MtronPTI $10 of the salaries and benefits of certain employees. For the six months ended June 30, 2025, MtronPTI reimbursed the Company $16 of the salaries and benefits of certain employees.

Transactions with Alpha G Investment Management, Inc.

Alpha G Investment Management, Inc. ("Alpha G") is related to the Company through certain of our stockholders. LGL Group and Alpha G agreed to share salaries and benefits related to certain employees incurred by Alpha G. For the three and six months ended June 30, 2026, the Company reimbursed Alpha G $66 of the salaries and benefits of certain employees.

Skyline Instruments Corporation

In June 2026, Lynch Capital invested $850 in Skyline SPV, a special purpose vehicle formed to pool capital from investors and invest in the Skyline Note. As a result of this investment and the Company's role as investment advisor to Skyline SPV, the Company has the following related party relationships with respect to Skyline:

Investment Advisory Agreement

The Company serves as investment advisor to Skyline SPV pursuant to an Investment Advisory Agreement (the "Skyline IAA") between the Company and Skyline SPV. Under the Skyline IAA, the Company is responsible for all investment decisions with respect to Skyline SPV's assets, including decisions regarding the management, monitoring, conversion, disposition, and ultimate settlement of the Skyline Note. The Company has exclusive and unconditional authority to direct all activities that most significantly affect Skyline SPV's economic performance. As a result of this authority and the Company's equity interest in Skyline SPV held through Lynch Capital, the Company has determined that it is the primary beneficiary of Skyline SPV and consolidates Skyline SPV in its Condensed Consolidated Financial Statements. Refer to Note 6 - Variable Interest Entities for further information regarding the consolidation of Skyline SPV.

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

Board Seat at Skyline

Pursuant to a side letter agreement (the "Side Letter") between Skyline SPV and Skyline, Skyline SPV has the right to designate one member to Skyline's Board of Directors (the "Skyline Board"). The individual currently designated to serve on the Skyline Board pursuant to this right is the Company's chief executive officer. This individual serves on the Skyline Board in connection with Skyline SPV's investment in the Skyline Note and the related Side Letter rights, and their service as a Skyline Board member represents a related party relationship between the Company and Skyline given the Company's role as primary beneficiary and investment advisor of Skyline SPV.

The board seat carries rights equal to those of other members of the Skyline Board and confers no unilateral voting authority or veto rights at the board level. As established in the Company's VIE analysis, the board seat does not provide the Company or Skyline SPV with power to direct the activities that most significantly affect Skyline's economic performance, which are directed by Skyline's management in the ordinary course of Skyline's operations.

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

The Company's effective tax rates on continuing operations for the three and six months ended June 30, 2026 were 21.3% and 22.3%, respectively. The Company's effective tax rates for the three and six months ended June 30, 2025 were (45.2%) and 420.0%, respectively. The effective tax rates differed from the statutory tax rate of 21% primarily due to the impact of uncertain tax positions and state income taxes.

9. Stock-Based Compensation

Under the Company’s 2021 Incentive Plan (the "Plan"), stock-based compensation may be issued to employees and non-employee directors. At the Company's 2026 Annual Meeting of Stockholders held on May 12, 2026, stockholders approved an amendment to the Plan to increase the number of shares of common stock authorized for issuance thereunder by 1,500,000 shares. As of June 30, 2026, 2,276,512 shares remained available for future issuance under the Plan.

The following table summarizes stock-based compensation expense, which includes expenses related to awards granted under the Plan for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restricted stock awards	$146	$17	$538	$26
Stock options	14	—	310	—
Total	$160	$17	$848	$26

Restricted Stock Awards

The following table summarizes restricted stock awards activity for the period indicated:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value
Balance as of December 31, 2025	36,274	$5.79	$210
Granted	162,402	6.48	1,052
Vested	(60,361)	(6.31)	(381)
Canceled	—	—	—
Balance as of June 30, 2026	138,315	$6.37	$881

As of  June 30, 2026, there was $626 of total unrecognized compensation cost related to unvested shares granted. The cost is expected to be recognized over a weighted average period of 1.5 years.

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

The following table presents the weighted-average assumptions for stock options granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expected volatility (a)	—	—	45.9%	—
Expected annual dividend yield (b)	—	—	0.0%	—
Risk-free interest rate (c)	—	—	3.6%	—
Expected term, in years (d)	—	—	2.7	—
(a)	The expected volatility is based on the implied volatility of the Company's historical stock price data over the expected term.
(b)	The yield is 0.0% as the Company is not expected to pay a dividend.
(c)

The risk-free rate is based on the average U.S. Treasury zero-coupon rate over the four days prior to the grant date. We selected the risk-free rate that is commensurate with the length of the expected term as of the grant date, using interpolation where necessary.

(d)	The expected term is the simple average of the vesting periods and the contractual term.

The following table provides a rollforward of stock option activity for the six months ended June 30, 2026:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	—	$—	$—	—	$—
Granted	200,000	7.02	1.87
Exercised	—	—	—
Forfeited	—	—	—
Outstanding as of June 30, 2026	200,000	$7.02	$1.87	4.8	$53
Exercisable as of June 30, 2026	160,000	$7.18	$2.33	4.8	$32

10. Stockholders' Equity

Shares Outstanding

The following table presents a rollforward of outstanding shares for the periods indicated:

	Six Months Ended June 30, 2026			Year Ended December 31, 2025
	Common Stock Issued	Held in Treasury	Common Stock Outstanding	Common Stock Issued	Held in Treasury	Common Stock Outstanding
Shares, beginning of year	6,307,997	(133,047)	6,174,950	5,454,639	(81,584)	5,373,055
Stock-based compensation	162,402	—	162,402	16,156	—	16,156
Stock issued for settlement of warrants	214,462	—	214,462	837,202	—	837,202
Shares withheld for income taxes	(1,379)	—	(1,379)	—	—	—
Repurchase of common stock	—	—	—	—	(51,463)	(51,463)
Shares, end of period	6,683,482	(133,047)	6,550,435	6,307,997	(133,047)	6,174,950

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

Warrants to Purchase Common Stock

On  November 16, 2020, the Company issued 5,258,320 "European-style" warrants (the "Warrants") to holders of record of outstanding shares of the Company's common stock, par value $0.01 (the "Common Stock") as of  November 9, 2020. The Warrants were listed on the NYSE American and traded under the symbol "LGL WS." Five (5) Warrants entitled their holder to purchase one (1) share of Common Stock at an exercise price of $12.50 and were exercisable at the earlier of (i) the expiration of the warrant term, which is  November 16, 2025, or (ii) subject to a date acceleration if triggered only after the average volume weighted average price ("VWAP") of LGL Group Common Stock for 30 consecutive trading days is greater than or equal to $17.50. The Warrants also provided for the adjustment of the exercise price and the trigger price for potential acceleration of the exercise date, upon the occurrence of certain dilutive events.

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

Subscription Rights Offering

On June 5, 2026, the Company issued 6,550,435 transferable subscription rights (the "Rights") to holders of record of outstanding shares of the Common Stock as of June 4, 2026 (the "Rights Offering"). One (1) Right entitles their holder to purchase one (1) share of Common Stock at a subscription price of $6.90. The Rights Offering had an initial expiration date of June 23, 2026 but was extended to July 15, 2026. The Rights were initially listed on the NYSE American and traded under the symbol "LGL RT." Effective June 29, 2026, the Rights ceased trading on the NYSE American and began trading on the OTC Markets under the symbol "LGLGR."

As of July 24, 2026, the Company completed the Rights Offering. Rightsholders exercised 3,419,215, or 52.1%, of the Rights, in a net share settlement of 3,419,215 shares of Common Stock. The remaining 3,131,220 Rights expired unexercised in accordance with their terms. The Company distributed 2,643,499 shares of the 3,131,220 unallocated shares of Common Stock to Rightsholders who elected to participate in the over-subscription privilege. The gross proceeds to the Company were $41.8 million.

Share Repurchase Program

On  August 29, 2011, the Board authorized an expansion of its previously announced share repurchase program, pursuant to which the Company  may repurchase up to an additional 347,491 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized for repurchase under the Company's existing share repurchase program to 797,491 shares, of which 540,000 shares were available to be repurchased, at such times, amounts and prices as the Company shall deem appropriate. No shares were repurchased by the Company in 2026. As of June 30, 2026, the Company had repurchased a total of 133,047 shares of common stock at a cost of $946, which shares are currently held in treasury.

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

11. Earnings Per Share ("EPS")

The following table presents a reconciliation of Net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator for EPS:
Net loss	$(352)	$(45)	$(957)	$(32)
Less: Net income from attributable to non-controlling interests	1	6	18	25
Net loss attributable to LGL Group common stockholders	$(353)	$(51)	$(975)	$(57)

Denominator for EPS:
Weighted average common shares outstanding - basic	6,410,602	5,352,937	6,379,287	5,352,937
Dilutive effects (a):
Warrants	—	—	—	—
Subscription rights	—	—	—	—
Stock options	—	—	—	—
Restricted stock	—	—	—	—
Weighted average common shares outstanding - diluted	6,410,602	5,352,937	6,379,287	5,352,937

Loss per common share attributable to LGL Group common stockholders:
Basic	$(0.06)	$(0.01)	$(0.15)	$(0.01)
Diluted	$(0.06)	$(0.01)	$(0.15)	$(0.01)
(a)

For the three and six months ended June 30, 2026, weighted average shares used for calculating earnings per share excludes subscription rights to purchase 6,550,435 shares of common stock, stock options to purchase 200,000 shares of common stock, and 138,315 shares from restricted stock awards as the inclusion of these instruments would be anti-dilutive to the earnings per share calculation. For the three and six months ended June 30, 2025, weighted average shares used for calculating earnings per share excludes warrants to purchase 1,051,664 shares of common stock as well as 36,274 shares from restricted stock awards as the inclusion of these instruments would be anti-dilutive to the earnings per share calculation.

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

The components of inventory as of  June 30, 2026 and  December 31, 2025 are summarized below:

	June 30, 2026	December 31, 2025
Raw materials	$681	$374
Work in process	17	8
Finished goods	18	—
Total gross inventory	716	382
Reserve for excess and obsolete inventory	(88)	(85)
Inventories, net	$628	$297

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

Intangible Assets, Net

The components of intangible assets as of  June 30, 2026 and  December 31, 2025 are summarized below:

	June 30, 2026	December 31, 2025
Intellectual property	$214	$214
Gross intangible assets	214	214
Less: Accumulated amortization	(210)	(199)
Intangible assets, net	$4	$15

14. Domestic and Foreign Revenues

Significant foreign revenues from operations (10% or more of foreign sales) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Australia	$29	$12	$62	$42
Germany	27	—	27	—
Spain	13	—	17	100
United Kingdom	—	72	12	104
Norway	—	—	—	34
All other foreign countries	20	23	71	77
Total foreign revenues	$89	$107	$189	$357
Total domestic revenue	$661	$384	$1,243	$632

The Company allocates its foreign revenue based on the customer's ship-to location.

15. Subsequent Events

The Company has evaluated events and transactions that occurred after the balance sheet date through the date that the Condensed Consolidated Financial Statements were issued. Based upon this review, the Company did not identify any subsequent events, other than those disclosed in Note 1 and Note 10, that would have required adjustment or disclosure in the Condensed Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with the audited consolidated financial statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 30, 2026. The terms "LGL," "LGL Group," "we," "our," "us," or the "Company" refer to The LGL Group, Inc. and its consolidated subsidiaries and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated financial statements and the notes thereto.

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

As of June 30, 2026, LGL Group had investments (classified within Cash and cash equivalents and Marketable securities) with a fair value of approximately $45.2 million, of which $26.2 million was held within the Merchant Investment business. The Company accounts for its Marketable securities under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 321, Investments - Equity Securities ("ASC 321") and as such, its Marketable securities are reported at fair value on its Condensed Consolidated Balance Sheets.

Recent Developments

At the Company's 2026 Annual Meeting of Stockholders held on May 12, 2026, stockholders approved an amendment to The LGL Group, Inc. 2021 Incentive Plan (the "Plan") to increase the number of shares of common stock authorized for issuance thereunder by 1,500,000 shares. Following this amendment, 2,276,512 shares remain available for future grant under the Plan as of June 30, 2026. The increase in the share reserve was made to (i) reward long-term Company performance; (ii) link employees' interests to long-term stockholder value creation; and (iii) enable the Company to attract and retain top-tier talent in a competitive marketplace.

The Company intends to file a Registration Statement on Form S-8 to register the additional shares. See Note 9 - Stock-Based Compensation to the Condensed Consolidated Financial Statements for further information.

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

Demand and Capacity for Precision Timing and Frequency Products

We believe several long-term trends in the defense and aerospace markets are increasing the strategic importance of precision timing and frequency technologies. Modern defense systems increasingly depend on accurate and resilient timing for communications, radar, electronic warfare, autonomous systems, distributed sensing and secure networks. The increasing complexity of distributed and networked defense architectures, together with greater awareness of the vulnerability of GPS- and GNSS-dependent systems in contested environments, is driving demand for more resilient positioning, navigation and timing ("PNT") capabilities, including high-performance timing references and synchronization products capable of maintaining accuracy and reliability in GPS-denied, degraded or disrupted environments. Continued investment in defense modernization, space-based systems, autonomous platforms and advanced communications may create additional opportunities for suppliers of precision timing technologies.

Consistent with these trends, we have experienced increasing demand for our frequency and timing products, reflected in growth in customer orders and order backlog over recent periods. We seek to position our precision timing business and related investments to benefit from this demand through continued product development, investment in security and resiliency capabilities, and selective investments and acquisitions. The extent to which this demand converts into shipments and revenue is uncertain, however, and depends on factors including customer procurement decisions, government spending priorities, program and production schedules, the availability and lead times of key components and raw materials, and our available manufacturing capacity.

A higher and more concentrated volume of orders may require us to expand or accelerate production capacity, add personnel, and increase purchases of materials and components in advance of shipment. These actions could increase our working capital requirements and affect the timing of our operating cash flows, as expenditures to fulfill orders may precede the related customer collections. We continue to monitor demand against our capacity and liquidity, but we cannot provide assurances as to the timing or extent to which this demand will result in revenue, or as to its impact on our operating results, cash flows or working capital in any given period.

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

Results of Operations - Consolidated

Three months ended June 30, 2026 compared to three months ended June 30, 2025

The following table presents our Condensed Statements of Operations for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Revenues:
Net sales	$750	$491	$259	52.7%
Net investment income	412	428	(16)	(3.7%)
Net (losses) gains	(9)	5	(14)	(280.0%)
Total revenues	1,153	924	229	24.8%
Expenses:
Manufacturing cost of sales	381	211	170	80.6%
Engineering, selling and administrative	1,219	744	475	63.8%
Total expenses	1,600	955	645	67.5%
Loss before income taxes	(447)	(31)	(416)	1,341.9%
Income tax (benefit) expense	(95)	14	(109)	(778.6%)
Net loss	(352)	(45)	(307)	682.2%
Less: Net income attributable to non-controlling interests	1	6	(5)	(83.3%)
Net loss attributable to LGL Group common stockholders	$(353)	$(51)	$(302)	592.2%

Total Revenues

Total revenues increased $229, or 24.8%, from $924 for the three months ended June 30, 2025 to $1,153 for the three months ended June 30, 2026. The increase was primarily due to a $259, or 52.7%, increase in Net sales from $491 for the three months ended June 30, 2025 to $750 for the three months ended June 30, 2026 driven by higher product shipments as orders in backlog as of March 31, 2026 converted to revenue.

Total Expenses

Total expenses increased $645, or 67.5%, from $955 for the three months ended June 30, 2025 to $1,600 for the three months ended June 30, 2026. The following items contributed to the overall increase:

•

a $170, or 80.6%, increase in Manufacturing cost of sales from $211 for the three months ended June 30, 2025 to $381 for the three months ended June 30, 2026 driven by the growth in revenues and changes in product and pricing mix; and

•

a $475, or 63.8%, increase in Engineering, selling and administrative from $744 for the three months ended June 30, 2025 to $1,219 for the three months ended June 30, 2026 driven by a $143 increase in stock-based compensation due to grants made to key employees in January and May 2026, a $100 increase in professional service fees, a $37 increase in salaries and wages, and a $78 increase in other corporate expenses.

Gross Margin

Gross margin (Net sales less Manufacturing cost of sales as a percentage of Net sales) decreased 780 basis points from 57.0% for the three months ended June 30, 2025 to 49.2% for the three months ended June 30, 2026 reflecting changes in product and pricing mix associated with volume-based pricing extended to a single customer in connection with increased order volume.

Income Tax Expense

Income tax expense (benefit) decreased $109, or 778.6%, from $14 for the three months ended June 30, 2025 to ($95) for the three months ended June 30, 2026 primarily due to the increase in Loss before income taxes.

Net Income Attributable to Non-Controlling Interests

Net income attributable to non-controlling interests decreased $5 from $6 for the three months ended June 30, 2025 to $1 for the three months ended June 30, 2026 primarily due to lower yields on United States Treasury money market funds and formation and other costs related to investment in Skyline SPV.

Six months ended June 30, 2026 compared to six months ended June 30, 2025

The following table presents our Condensed Statements of Operations for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Revenues:
Net sales	$1,432	$989	$443	44.8%
Net investment income	801	845	(44)	(5.2%)
Net gains	5	8	(3)	(37.5%)
Total revenues	2,238	1,842	396	21.5%
Expenses:
Manufacturing cost of sales	715	448	267	59.6%
Engineering, selling and administrative	2,755	1,384	1,371	99.1%
Total expenses	3,470	1,832	1,638	89.4%
(Loss) income before income taxes	(1,232)	10	(1,242)	(12,420.0%)
Income tax (benefit) expense	(275)	42	(317)	(754.8%)
Net loss	(957)	(32)	(925)	2,890.6%
Less: Net income attributable to non-controlling interests	18	25	(7)	(28.0%)
Net loss attributable to LGL Group common stockholders	$(975)	$(57)	$(918)	1,610.5%

Total Revenues

Total revenues increased $396, or 21.5%, from $1,842 for the six months ended June 30, 2025 to $2,238 for the six months ended June 30, 2026. The increase was primarily due to a $443, or 44.8%, increase in Net sales from $989 for the six months ended June 30, 2025 to $1,432 for the six months ended June 30, 2026 primarily due to higher product shipments as orders in backlog converted to revenues.

The increase was partially offset by a $44, or 5.2%, decrease in Net investment income from $845 for the six months ended June 30, 2025 to $801 for the six months ended June 30, 2026 driven by lower yields on investments in United States Treasury money market funds.

Total Expenses

Total expenses increased $1,638, or 89.4%, from $1,832 for the six months ended June 30, 2025 to $3,470 for the six months ended June 30, 2026. The following items contributed to the overall increase:

•

a $267, or 59.6%, increase in Manufacturing cost of sales from $448 for the six months ended June 30, 2025 to $715  for the six months ended June 30, 2026 driven by the growth in revenues and changes in product and pricing mix; and

•

a $1,371, or 99.1%, increase in Engineering, selling and administrative from $1,384 for the six months ended June 30, 2025 to $2,755 for the six months ended June 30, 2026 driven by $822 higher stock-based compensation due to grants made to key employees in January and May 2026, a $300 increase in professional service fees, a $85 increase in salaries and wages and related benefits, and a $100 increase in other corporate expenses.

Gross Margin

Gross margin (Net sales less Manufacturing cost of sales as a percentage of Net sales) decreased 460 basis points from 54.7% for the six months ended June 30, 2025 to 50.1% for the six months ended June 30, 2026 reflecting changes in product and pricing mix associated volume-based pricing extended to a single customer in connection with increased order volume.

Income Tax Expense

Income tax expense (benefit) decreased $317, or 754.8%, from $42 for the six months ended June 30, 2025 to ($275) for the six months ended June 30, 2026 primarily due to the decrease in Income before income taxes.

Net Income Attributable to Non-Controlling Interests

Net income attributable to non-controlling interests decreased $7 from $25 for the six months ended June 30, 2025 to $18 for the six months ended June 30, 2026 primarily due to lower yields on United States Treasury money market funds.

Backlog

As of June 30, 2026, our order backlog was $3,628, an increase of $3,003, or 480.5%, from $625 as of December 31, 2025 and an increase of $3,101, or 588.4%, from $527 as of June 30, 2025. The backlog of unfilled orders includes amounts based on signed contracts likely to be fulfilled largely in the next 12 months but usually will ship within the next 90 days. Order backlog is adjusted quarterly to reflect project cancellations, deferrals, and revised project scope and cost, if any.

Results of Operations - Operating Segments

Electronic Instruments

Three months ended June 30, 2026 compared to three months ended June 30, 2025

The following table presents income from operations of our Electronic Instruments segment for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Revenues:
Net sales	$750	$491	$259	52.7%
Total revenues	750	491	259	52.7%
Expenses:
Manufacturing cost of sales	381	211	170	80.6%
Engineering, selling and administrative	341	212	129	60.8%
Total expenses	722	423	299	70.7%
Income before income taxes	$28	$68	$(40)	(58.8%)

Income Before Income Taxes

Income before income taxes decreased $40, or 58.8%, from $68 for the three months ended June 30, 2025 to $28 for the three months ended June 30, 2026. The decrease was primarily due to the following:

•	a $170, or 80.6%, increase in Manufacturing cost of sales driven by the growth in revenues and changes in product and pricing mix; and
•

a $129, or 60.8%, increase in Engineering, selling and administrative driven by higher professional services and information technology-related fees and higher salaries and wages and related benefits associated with the growth in the business.

The decrease was partially offset by a $259, or 52.7%, increase in Net sales reflecting higher product shipments as orders in backlog as of March 31, 2026 converted to revenue.

Six months ended June 30, 2026 compared to six months ended June 30, 2025

The following table presents income from operations of our Electronic Instruments segment for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Revenues:
Net sales	$1,432	$989	$443	44.8%
Total revenues	1,432	989	443	44.8%
Expenses:
Manufacturing cost of sales	715	448	267	59.6%
Engineering, selling and administrative	672	454	218	48.0%
Total expenses	1,387	902	485	53.8%
Income before income taxes	$45	$87	$(42)	(48.3%)

Income Before Income Taxes

Income before income taxes decreased $42, or 48.3%, from $87 for the six months ended June 30, 2025 to $45 for the six months ended June 30, 2026. The decrease was primarily due to the following:

•	a $267, or 59.6%, increase in Manufacturing cost of sales driven by the growth in revenues and changes in product and pricing mix; and
•

a $218, or 48.0%, increase in Engineering, selling and administrative driven by higher professional services and information technology-related fees and higher salaries and wages and related benefits associated with the growth in the business.

The decrease was partially offset by a $443, or 44.8%, increase in Net sales driven by higher product shipments as orders in backlog converted to revenues.

Merchant Investment

Three months ended June 30, 2026 compared to three months ended June 30, 2025

The following table presents income from operations of our Merchant Investment segment for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Revenues:
Net investment income	$239	$262	$(23)	(8.8%)
Total revenues	239	262	(23)	(8.8%)
Expenses:
Engineering, selling and administrative	202	114	88	77.2%
Total expenses	202	114	88	77.2%
Income before income taxes	$37	$148	$(111)	(75.0%)

Income Before Income Taxes

Income before income taxes decreased $111 from $148 for the three months ended June 30, 2025 to $37 for the three months ended June 30, 2026. The following items contributed to the overall decrease:

•	a $23, or 8.8%, decrease in Net investment income driven by lower yields on investments in United States Treasury money market funds; and
•	a $88, or 77.2%, increase in Engineering, selling and administrative driven by higher corporate allocations and formation costs related to Skyline SPV.

Six months ended June 30, 2026 compared to six months ended June 30, 2025

The following table presents income from operations of our Merchant Investment segment for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Revenues:
Net investment income	$462	$509	$(47)	(9.2%)
Total revenues	462	509	(47)	(9.2%)
Expenses:
Engineering, selling and administrative	327	208	119	57.2%
Total expenses	327	208	119	57.2%
Income before income taxes	$135	$301	$(166)	(55.1%)

Income Before Income Taxes

Income before income taxes decreased $166 from $301 for the six months ended June 30, 2025 to $135 for the six months ended June 30, 2026. The following items contributed to the overall decrease:

•	a $47, or 9.2%, decrease in Net investment income driven by lower yields on investments in United States Treasury money market funds; and
•	a $119, or 57.2%, increase in Engineering, selling and administrative driven by higher corporate allocations and formation costs related to Skyline SPV.

Corporate

Three months ended June 30, 2026 compared to three months ended June 30, 2025

The following table presents income from operations of our Corporate segment for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Revenues:
Net investment income	$173	$166	$7	4.2%
Net (losses) gains	(9)	5	(14)	(280.0%)
Total revenues	164	171	(7)	(4.1%)
Expenses:
Engineering, selling and administrative	676	418	258	61.7%
Total expenses	676	418	258	61.7%
Loss before income taxes	$(512)	$(247)	$(265)	107.3%

Loss Before Income Taxes

Loss before income taxes increased $265, or 107.3%, from $247 for the three months ended June 30, 2025 to $512 for the three months ended June 30, 2026. The increase: was primarily due to a $258, or 61.7%, increase in Engineering, selling and administrative driven by higher stock-based compensation, higher salaries and wages and related benefits, and higher professional services fees.

Six months ended June 30, 2026 compared to six months ended June 30, 2025

The following table presents income from operations of our Corporate segment for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Revenues:
Net investment income	$339	$336	$3	0.9%
Net gains	5	8	(3)	(37.5%)
Total revenues	344	344	—	0.0%
Expenses:
Engineering, selling and administrative	1,756	722	1,034	143.2%
Total expenses	1,756	722	1,034	143.2%
Loss before income taxes	$(1,412)	$(378)	$(1,034)	273.5%

Loss Before Income Taxes

Loss before income taxes increased $1,034, or 273.5%, from ($378) for the six months ended June 30, 2025 to ($1,412) for the six months ended June 30, 2026. The increase: was primarily due to a $1,034, or 143.2%, increase in Engineering, selling and administrative driven by higher stock-based compensation, higher salaries and wages and related benefits, and higher professional services fees.

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

As of June 30, 2026 and December 31, 2025, Cash and cash equivalents were $45.1 million and $41.5 million, respectively.

On July 24, 2026, the Company completed the Rights Offering. Rightsholders exercised 3,419,215, or 52.1%, of the Rights, in a net share settlement of 3,419,215 shares of Common Stock. The remaining 3,131,220 Rights expired unexercised in accordance with their terms. The Company distributed 2,643,499 shares of the 3,131,220 unallocated shares of Common Stock to Rightsholders who elected to participate in the over-subscription privilege. The gross proceeds to the Company were $41.8 million.

Cash Flow Activity

The following table presents the cash flow activity for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash, cash equivalents, and restricted cash, beginning of period	$41,514	$41,585
Cash provided by operating activities	108	150
Cash used in investing activities	(1,968)	—
Cash provided by financing activities	5,781	—
Net change in cash, cash equivalents, and restricted cash	3,921	150
Cash, cash equivalents, and restricted cash, end of period	$45,435	$41,735

Operating Activities

Cash provided by operating activities was $108 for the six months ended June 30, 2026 compared to $150 for the six months ended June 30, 2025, a decrease of $42, primarily due to the following:

•	Higher net loss;
•	Higher non-cash adjustments, including:
•	Stock based compensation increased $822 from $26 for the six months ended June 30, 2025 to $848 for the six months ended June 30, 2026;
•	Working capital movements, including:
•	Accounts receivable, which decreased $34 for the six months ended June 30, 2026 compared to a decrease of $230 for the six months ended June 30, 2025, due to timing of collection of receivables;
•

Inventories, net, which increased $331 for the six months ended June 30, 2026 compared to a decrease of $13 for the six months ended June 30, 2025, due to purchases of materials to meet increased demand; and

•

Accounts payable, accrued compensation and commissions, other accrued expenses and liabilities, and other liabilities, which increased $762 for the six months ended June 30, 2026 compared to a decrease of $99 for the six months ended June 30, 2025, due to higher expenses incurred and the timing of payments.

Our working capital metrics and ratios were as follows:

(in thousands)	June 30, 2026	December 31, 2025
Current assets	$47,006	$46,324
Less: Current liabilities	1,811	915
Working capital	$45,195	$45,409

Current ratio	26.0	50.6

Management continues to focus on efficiently managing working capital requirements to match operating activity levels and will seek to deploy the Company’s working capital where it will generate the greatest returns.

Investing Activities

Cash used in investing activities was $1,968 for the six months ended June 30, 2026 compared to $0 for the six months ended June 30, 2025, an increase of $1,968 primarily due to investment in the Skyline Note in June 2026.

Financing Activities

Cash provided by financing activities was $5,781 for the six months ended June 30, 2026 compared to $0 for the six months ended June 30, 2025, an increase of $5,781 primarily due to $4.6 million from the settlement of warrants in January 2026 and $1.2 million in capital contributions from non-controlling interests in Skyline SPV in June 2026.

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

Contractual Obligations

As of June 30, 2026, there have been no material changes in our contractual obligations from December 31, 2025, a description of which may be found in Part II, Item 7. Management Discussion and Analysis - Liquidity and Capital Resources - Contractual Obligations in the 2025 Annual Report.

Critical Accounting Estimates

Our accompanying Condensed Consolidated Financial Statements are prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying footnotes. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions. For a discussion of the Company’s critical accounting estimates, other than those described below, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025.

Fair Value of the Skyline Note

Through our consolidated variable interest entity, Skyline Instruments May 2026, a Series of CGF2021 LLC ("Skyline SPV"), we hold a note receivable from Skyline Instruments Corporation ("Skyline") (the "Skyline Note"), for which we have elected the fair value option under FASB ASC Topic 825, Financial Instruments "ASC 825"). Because the Skyline Note is an obligation of an early-stage, privately held company for which there is no active market and no observable market prices, its fair value is measured using unobservable inputs and is classified within Level 3 of the fair value hierarchy.

We determined the fair value of the Skyline Note based on the transaction price in the arm's-length financing in which it was issued, which we concluded represented its fair value at the date of issuance and as of June 30, 2026. At each subsequent measurement date, we assess whether events or changes in circumstances indicate that the transaction price no longer approximates fair value, including Skyline's financial condition and operating results, its progress against development milestones, the terms of any subsequent financing transactions, and changes in market conditions. Determining whether such events have occurred, and whether they would result in a change in fair value, requires significant management judgment given the limited financial and market information available for an early-stage company.

If we determine in a future period that the transaction price no longer represents fair value, we would estimate fair value using other unobservable inputs and valuation techniques, which could result in a materially different measurement. Because we consolidate Skyline SPV, the full carrying amount of the Skyline Note is reflected in our Condensed Consolidated Financial Statements, and our maximum exposure to loss with respect to Skyline is the carrying amount of our investment in Skyline SPV. As a result, changes in this estimate could have a material effect on our reported financial position and results of operations.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2026 was conducted under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2026, were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Other than the trends and uncertainties described under Trends and Uncertainties above, the risk factors described in Part II, Item 1A. of this Quarterly Report, and general economic conditions affecting our industry, we are not aware of any additional material trends or uncertainties that may reasonably be expected to have a material impact, favorable or unfavorable, on our revenues or income beyond those described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025.

Risks Related to the Skyline Transaction

Our investment in an early-stage company through a consolidated special purpose vehicle is subject to significant risk, and we could lose some or all of the amounts we have invested or committed.

Through our wholly owned subsidiary, Lynch Capital International, LLC, we invested $850 in Skyline Instruments May 2026, a Series of CGF2021 LLC (the "Skyline SPV"), a pooled investment vehicle that holds a note receivable from Skyline Instruments Corporation ("Skyline"), an early-stage company developing precision timing and GPS-denied sensing technologies. Early-stage companies such as Skyline have limited operating histories, are not yet profitable, and depend on the continued development and commercialization of unproven technologies and on their ability to secure defense and commercial contracts. Skyline may never generate meaningful revenue or achieve profitability, may require additional capital that is not available on acceptable terms, and may fail. Because we consolidate Skyline SPV as a variable interest entity, the full carrying amount of Skyline SPV's investment is reflected on our Condensed Consolidated Balance Sheets, and our maximum exposure to loss is the carrying amount of our investment in Skyline SPV. If Skyline's business does not develop as anticipated, we could lose some or all of this amount, which could adversely affect our results of operations and financial condition.

Our Skyline investment is illiquid and difficult to value, and its carrying value may not be realized.

There is no public market for the securities of Skyline or for interests in Skyline SPV, and we may be unable to dispose of our interest or recover our investment when we wish to do so, or at all. The value of an early-stage privately held company is inherently uncertain and is based on significant judgment and assumptions about future performance, financing, and market conditions. Subsequent events, including down-round financings, changes in Skyline's prospects, or an inability to secure anticipated contracts, could require us to recognize impairment or other losses, which could be material.

Risk Related to Our Securities

Stockholders who did not fully exercise their subscription rights in our June 2026 rights offering experienced a reduction in their proportionate ownership and voting interests.

On June 5, 2026, we distributed 6,550,435 transferable subscription rights to purchase shares of our common stock at a subscription price of $6.90 per share. Stockholders who did not exercise their subscription rights in full, or who sold or did not use their rights, own a smaller proportional interest in the Company, and their voting and economic interests were reduced, as a result of the shares issued in the offering.

We have broad discretion over the use of the net proceeds from the rights offering, and we may not use them effectively.

We intend to use the net proceeds from the rights offering to advance a broader defense technology and resilient infrastructure strategy, including opportunities related to precision timing and frequency and adjacent critical technologies. Our management has broad discretion in the application of these proceeds and could apply them in ways that do not improve our results of operations or enhance the value of our common stock. Pending their use, the proceeds may be invested in ways that do not yield a favorable return.

The subscription rights and our common stock have been subject to price volatility, and the transition of the rights to trading over the counter may have affected their liquidity.

The subscription rights were listed on the NYSE American under the symbol "LGL RT" and subsequently traded over the counter under the symbol "LGLGR." Securities that trade over the counter may have less liquidity and greater price volatility than securities listed on a national securities exchange, which may have affected the ability of holders to sell their rights at a desired time or price. The market price of our common stock may also fluctuate as a result of the additional shares issued in the offering.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the three months ended  June 30, 2026, none of our directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K of the Exchange Act.

Item 6.	Exhibits

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 (and are numbered in accordance with Item 601 of Regulation S-K):

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

THE LGL GROUP, INC. (Registrant)

August 14, 2026	By:	/s/ Jason D. Lamb
Jason D. Lamb
Chief Executive Officer (Principal Executive Officer)

August 14, 2026	By:	/s/ Patrick Huvane
Patrick Huvane
Executive Vice President - Business Development (Principal Financial Officer)