Form 10-Q
period 2026-09-30
LGL GROUP INC
filed 2026-11-12
CIK 61004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 001-00106

The LGL Group, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	38-1799862
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3100 Clarendon Blvd, Suite 1200, Arlington, VA	22201
(Address of principal executive offices)	(Zip Code)

(571) 543-1946

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	LGL	NYSE American

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

As of October 30, 2026, the registrant had 12,613,149 shares of common stock, $0.01 par value per share, outstanding.

The LGL Group, Inc.

Form 10-Q for the Period Ended September 30, 2026

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

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

The LGL Group, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)	September 30, 2026	December 31, 2025
Assets:
Current assets:
Cash and cash equivalents	$86,930	$41,514
Restricted cash and cash equivalents	20	—
Marketable securities	41	36
Accounts receivable, net of allowance of $0 and $52, respectively	558	572
Inventories, net	992	297
Prepaid expenses and other current assets	200	255
Warrant proceeds receivable	—	3,650
Total current assets	88,741	46,324
Convertible promissory note, at fair value	2,464	—
Right-of-use lease assets	231	247
Intangible assets, net	10	15
Deferred income tax assets	458	190
Other assets	68	—
Total assets	$91,972	$46,776

Liabilities:
Current liabilities:
Accounts payable	821	366
Accrued compensation and commissions	167	250
Income taxes payable	15	45
Contract liabilities	814	22
Other accrued expenses	138	232
Total current liabilities	1,955	915
Other liabilities	290	296
Total liabilities	2,245	1,211

Contingencies (Note 12)

Stockholders' equity:
Common stock ($0.01 par value; 30,000,000 shares authorized; 12,746,196 shares issued and 12,613,149 shares outstanding as of September 30, 2026; 6,307,997 shares issued and 6,174,950 shares outstanding as of December 31, 2025)	126	61
Treasury stock, at cost (133,047 shares as of September 30, 2026 and December 31, 2025)	(946)	(946)
Additional paid-in capital	93,712	50,313
Accumulated deficit	(6,960)	(5,940)
Total LGL Group stockholders' equity	85,932	43,488
Non-controlling interests	3,795	2,077
Total stockholders' equity	89,727	45,565
Total liabilities and stockholders' equity	$91,972	$46,776

See accompanying Notes to the Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Revenues:
Net sales	$720	$661	$2,152	$1,650
Net investment income	744	442	1,545	1,287
Net gains	—	5	5	13
Total revenues	1,464	1,108	3,702	2,950
Expenses:
Manufacturing cost of sales	491	312	1,206	760
Engineering, selling and administrative	948	676	3,703	2,060
Total expenses	1,439	988	4,909	2,820
Income (loss) before income taxes	25	120	(1,207)	130
Income tax expense (benefit)	25	(674)	(250)	(632)
Net income (loss)	—	794	(957)	762
Less: Net income attributable to non-controlling interests	45	22	63	47
Net (loss) income attributable to LGL Group common stockholders	$(45)	$772	$(1,020)	$715

(Loss) income per common share attributable to LGL Group common stockholders:
Basic	$(0.00)	$0.14	$(0.13)	$0.13
Diluted	$(0.00)	$0.14	$(0.13)	$0.12

Weighted average shares outstanding (a):
Basic	10,960,348	5,371,308	7,958,795	5,415,721
Diluted	10,960,348	5,708,254	7,958,795	5,738,317
(a)

Weighted average shares outstanding and basic and diluted earnings per share for periods prior to July 15, 2026 (the expiration date of the transferable subscription rights offering) have been retroactively adjusted for the bonus element associated with the transferable subscription rights offering. Refer to Note 11 - Earnings Per Share for further information.

See accompanying Notes to the Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total LGL Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of June 30, 2026	$65	$(946)	$52,138	$(6,915)	$44,342	$3,245	$47,587
Net (loss) income attributable to LGL Group or non-controlling interests	—	—	—	(45)	(45)	45	—
Stock-based compensation	—	—	111	—	111	—	111
Shares withheld for employee taxes	—	—	—	—	—	—	—
Exercise of warrants, net of costs	—	—	—	—	—	—	—
Exercise of subscription rights, net of costs	61	—	41,463	—	41,524	—	41,524
Repurchases of common stock	—	—	—	—	—	—	—
Consolidation of non-controlling interests - Skyline SPV	—	—	—	—	—	505	505
Balance as of September 30, 2026	$126	$(946)	$93,712	$(6,960)	$85,932	$3,795	$89,727

(in thousands)	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total LGL Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of June 30, 2025	$53	$(580)	$46,309	$(6,685)	$39,097	$2,035	$41,132
Net income attributable to LGL Group or non-controlling interests	—	—	—	772	772	22	794
Stock-based compensation	—	—	18	—	18	—	18
Shares withheld for employee taxes	—	—	—	—	—	—	—
Exercise of warrants, net of costs	1	—	327	—	328	—	328
Exercise of subscription rights, net of costs	—	—	—	—	—	—	—
Repurchases of common stock	—	(366)	—	—	(366)	—	(366)
Consolidation of non-controlling interests - Skyline SPV	—	—	—	—	—	—	—
Balance as of September 30, 2025	$54	$(946)	$46,654	$(5,913)	$39,849	$2,057	$41,906

See accompanying Notes to the Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total LGL Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2025	$61	$(946)	$50,313	$(5,940)	$43,488	$2,077	$45,565
Net (loss) income attributable to LGL Group or non-controlling interests	—	—	—	(1,020)	(1,020)	63	(957)
Stock-based compensation	2	—	957	—	959	—	959
Shares withheld for employee taxes	—	—	(9)		(9)		(9)
Exercise of warrants, net of costs	2	—	988	—	990	—	990
Exercise of subscription rights, net of costs	61	—	41,463		41,524		41,524
Repurchases of common stock	—	—	—	—	—	—	—
Consolidation of non-controlling interests - Skyline SPV	—	—	—	—	—	1,655	1,655
Balance as of September 30, 2026	$126	$(946)	$93,712	$(6,960)	$85,932	$3,795	$89,727

(in thousands)	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total LGL Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2024	$53	$(580)	$46,385	$(6,628)	$39,230	$2,010	$41,240
Net income attributable to LGL Group or non-controlling interests	—	—	—	715	715	47	762
Stock-based compensation	—	—	44	—	44	—	44
Shares withheld for employee taxes	—	—	—	—	—	—	—
Exercise of warrants, net of costs	1	—	225	—	226	—	226
Exercise of subscription rights, net of costs	—	—	—	—	—	—	—
Repurchases of common stock	—	(366)	—	—	(366)	—	(366)
Consolidation of non-controlling interests - Skyline SPV	—	—	—	—	—	—	—
Balance as of September 30, 2025	$54	$(946)	$46,654	$(5,913)	$39,849	$2,057	$41,906

See accompanying Notes to the Condensed Consolidated Financial Statements.

The LGL Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash flows from operating activities:
Net (loss) income	$(957)	$762
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Noncash revenues, expenses, gains and losses included in income:
Amortization of finite-lived intangible assets	15	16
Stock-based compensation	959	44
Unrealized gain on marketable securities	(5)	(13)
Accrued interest on convertible promissory note	(56)	—
Deferred income taxes	(262)	(654)
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	14	33
Increase in inventories, net	(695)	(1)
Decrease in prepaid expenses and other assets	50	61
Increase in contract liabilities	792	43
Increase in accounts payable, accrued compensation, income taxes and commissions and other	252	134
Total adjustments	1,064	(337)
Net cash provided by operating activities	107	425
Cash flows from investing activities:
Purchase of convertible promissory note	(2,464)	—
Purchases, other	(17)	—
Net cash used in investing activities	(2,481)	—
Cash flows from financing activities:
Proceeds (payment) from exercise of warrants, net of costs	4,640	(73)
Proceeds from exercise of subscription rights, net of costs	41,524	—
Capital contributions from non-controlling interests - Skyline SPV	1,655	—
Payment for taxes related to net share settlement of equity awards	(9)	—
Payment for repurchase of common stock	—	(366)
Net cash provided by (used in) financing activities	47,810	(439)
Increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	45,436	(14)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	41,514	41,585
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$86,950	$41,571

Non-cash financing activity:
Proceeds from exercise of warrants receivable	$—	$298

Supplemental disclosure:
Income taxes paid	$80	$47

See accompanying Notes to the Condensed Consolidated Financial Statements.

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

1. Overview and Basis of Presentation

Overview

The LGL Group, Inc. is a holding company that acquires, owns, and builds businesses and makes strategic investments, with an emphasis on critical technologies. The Company was incorporated in 1928 under the laws of the State of Indiana, reincorporated under the laws of the State of Delaware in 2007, and subsequently reincorporated under the laws of the State of Nevada in September 2026, following approval by the Company's stockholders at its 2026 Annual Meeting of Stockholders. The Company operates through two complementary business activities: Platform Operations and Merchant Investment. Unless the context indicates otherwise, the terms "LGL," "LGL Group," "we," "us," "our," or the "Company" mean The LGL Group, Inc. and its consolidated subsidiaries.

The Company’s Platform Operations business develops businesses through organic growth, operational improvement, and complementary acquisitions. It is anchored by its subsidiary Precise Time and Frequency, LLC ("PTF"), which has operations in Wakefield, Massachusetts. PTF is engaged in the design of high-performance Frequency and Time Reference Standards that form the basis for timing and synchronization in various applications.

The Company's Merchant Investment business deploys capital through minority investments, co-investments, and strategic partnerships, including through special purpose vehicles that may be syndicated for investment and involve certain fee-generating activities. The Company could act as the financial and management sponsor, raise capital from external nonaffiliated investors, and may receive management fees and success-based incentives in accordance with market practice. The Merchant Investment business is operated through its subsidiary Lynch Capital International, LLC ("Lynch Capital").

Skyline Transaction

In June 2026, Lynch Capital sponsored a syndicated transaction to raise up to $3,000 for an investment into a convertible promissory note (the "Skyline Note") issued by Skyline Instruments Corporation ("Skyline"), a dual-use commercial and defense technology company developing precision timing and synchronized sensing infrastructure for environments where GPS is fragile, contested or unavailable.

Investor capital is pooled in Skyline Instruments  May 2026, a Series of CGF2021 LLC ("Skyline SPV"), which holds the Skyline Note. Lynch Capital serves as investment advisor to Skyline SPV pursuant to an investment advisory agreement (the "Skyline IAA"). Under a side letter between Skyline SPV and Skyline (the "Side Letter"), Skyline SPV holds a board designation right, participation rights in future financings, and approval rights over certain extraordinary events at Skyline, and the Company’s Chief Executive Officer serves as Skyline SPV’s designee on Skyline’s board of directors.

Skyline SPV raised $2,000 in June 2026 (the "First Closing"), including $850 from Lynch Capital, and $505 from a new third-party investor in July 2026 (the "Second Closing"). It invested $1,968 and $496, respectively, in the Skyline Note, net of formation and administrative expenses. Lynch Capital’s equity interest in Skyline SPV was 42.5% after the First Closing and 33.9% as of September 30, 2026. The Company consolidates Skyline SPV. Refer to Note 2 - Summary of Significant Accounting Policies, Note 5 - Fair Value Measurements, and Note 6 - Variable Interest Entities for further information.

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

In the opinion of management, these Condensed Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments, including eliminations of material intercompany accounts and transactions) considered necessary for a fair statement of the results presented herein. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the full year ending  December 31, 2026.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Summary of Significant Accounting Policies

During the three and nine months ended September 30, 2026, there were no material changes to our significant accounting policies included in the 2025 Annual Report, except as noted below. For additional information, refer to Note 2 to the audited Consolidated Financial Statements in the 2025 Annual Report.

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with no maturity or with a maturity of less than three months when purchased.

Restricted cash and cash equivalents primarily consist of funds held by Skyline SPV as an expense holdback, restricted for payment of Skyline SPV's formation, administrative, and other expenses.

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported in our Condensed Consolidated Balance Sheet to the total shown in our Condensed Consolidated Statement of Cash Flows:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$86,930	$41,514
Restricted cash and cash equivalents	20	—
Total cash and cash equivalents and restricted cash and cash equivalents shown in the statements of cash flows	$86,950	$41,514

Fair Value Option

In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 825, Financial Instruments ("ASC 825"), the Company may elect to measure at fair value eligible financial assets and financial liabilities that are not otherwise required to be measured at fair value. The election is made on an instrument-by-instrument basis, generally at initial recognition, and is irrevocable. For instruments measured under the fair value option, changes in fair value are recognized in Net gains (losses), and interest income is recognized in Net investment income, in the Condensed Consolidated Statements of Operations.

Convertible Promissory Note

The Company elected the fair value option for the Skyline Note upon acquisition because fair value better reflects the economics of a convertible instrument, including its embedded conversion feature, and avoids separately accounting for that feature as an embedded derivative. The Skyline Note is classified as non-current on the Condensed Consolidated Balance Sheets. Refer to Note 4 - Investments and Note 5 - Fair Value Measurements for further information.

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

Concentration Risks

Customer Concentrations

For the three months ended September 30, 2026, one customer accounted for 10% or more of the Company's Net sales, representing $529, or 73.5%. For the three months ended September 30, 2025, four customers each accounted for 10% or more of the Company's Net sales, representing $148, or 22.4%; $120, or 18.2%; $115, or 17.4%; and $67, or 10.1%, respectively.

For the nine months ended September 30, 2026, two customers each accounted for 10% or more of the Company's Net sales, representing $1,344, or 62.5%, and $273, or 12.7%, respectively. For the nine months ended September 30, 2025, four customers each accounted for 10% or more of the Company's Net sales, representing $223, or 13.5%; $220, or 13.3%; $199, or 12.1%; and $199, or 12.1%, respectively.

Customers exceeding 10% of Net sales are identified separately for each period presented. A customer that exceeded the threshold in one period was not necessarily the same customer, or a 10% customer at all, in any other period presented, including as between the three-month and nine-month periods.

Credit Concentration

A significant portion of the Company's accounts receivable is concentrated with a relatively small number of customers. As of  September 30, 2026, one of the Company's customers accounted for approximately $506, or 90.7%, of gross accounts receivable. As of  December 31, 2025, four of the Company's customers accounted for approximately $412, or 66.0%, of gross accounts receivable. The Company carefully evaluates the creditworthiness of its customers in deciding to extend credit. As a result, the Company has historically experienced low credit losses and considers the risk to be minimal.

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

Contract Liabilities

The Company records a contract liability when it receives consideration, or has an unconditional right to consideration, from a customer before it satisfies the related performance obligation. The Company’s contract liabilities consist of advance payments received from customers and are expected to be recognized as revenue within twelve months. The Company recognizes the related revenue when (or as) it satisfies the performance obligation, generally upon shipment, when control of the product passes to the customer.

As of  September 30, 2026 and  December 31, 2025, contract liabilities were $814 and $22, respectively, and are included in Contract liabilities on the Condensed Consolidated Balance Sheets.

Accounting Standards Adopted

Income Taxes

In December 2023, the FASB issued Accounting Standards Update ("ASU") 2023-09, "Income Taxes (Topic 740) - Improvements to Income Tax Disclosures" ("ASU 2023-09"). The standard requires disaggregated information about a company's effective tax rate reconciliation as well as information on income taxes paid. The provisions of the standard are effective for public companies for fiscal years beginning after December 15, 2024, with early adoption permitted. This standard applies prospectively; however, retrospective application is permitted. The Company adopted ASU 2023-09 in December 2025. Refer to Note 8 - Income Taxes to the Company's Consolidated Financial Statements included in its 2025 Annual Report for further information.

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

Reportable Segments

The Company reports its results from operations consistent with the manner in which the CODM reviews the business to assess performance and allocate resources. As such, the Company reports its results in two reportable business segments: Electronic Instruments and Merchant Investment. The Company's Platform Operations business activity is currently conducted through the Electronic Instruments reportable segment. A brief description of each segment is below:

The Electronic Instruments segment includes all products manufactured and sold by PTF.

The Merchant Investment segment includes all activity produced by Lynch Capital.

The Company includes in Corporate the following corporate and business activities:

•	corporate-level assets and financial obligations such as cash and cash equivalents invested in highly liquid U.S. Treasury money market funds and other marketable securities;
•	other items not allocated to or directly related to the Company's operating segments, including items such as deferred tax balances; and
•	intercompany eliminations.

Measure of Segment Profit or Loss and Segment Assets

The accounting policies used in both the Electronic Instruments and Merchant Investment segments are the same as those described in Note 2 – Summary of Significant Accounting Policies.

The CODM assesses the performance of and decides how to allocate resources to each reporting segment based on Segment profit (loss), which is total revenues less Manufacturing cost of sales and Engineering, selling and administrative. The CODM uses Segment profit (loss) to evaluate the overall profitability of the Electronic Instruments and Merchant Investment segments. Additionally, the CODM uses Segment profit (loss) to allocate resources in the annual budgeting and forecasting process. The CODM considers budget-to-actual variances when making decisions about allocating capital to each segment.

The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as consolidated Total assets. Certain overhead expenses incurred by the parent entity are allocated to the reportable segments based on each segment’s assets as a percentage of total assets. Overhead expenses that are not allocated remain in Corporate.

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

The following tables present LGL Group's operations by segment:

	Three Months Ended September 30, 2026
	Electronic Instruments	Merchant Investment	Corporate	Consolidated
Revenues:
Net sales	$720	$—	$—	$720
Net investment income	—	291	453	744
Net gains	—	—	—	—
Total revenues	720	291	453	1,464

Less:
Manufacturing cost of sales	491	—	—	491
Engineering	91	—	—	91
Commissions	3	—	—	3
Sales and marketing	55	—	—	55
Accounting	—	—	65	65
Compensation	59	—	265	324
Corporate allocations (a)	12	168	(180)	—
Other segment items (b)	73	1	336	410
Engineering, selling and administrative	293	169	486	948
Total expenses	784	169	486	1,439
Segment (loss) profit	$(64)	$122	$(33)	$25

Reconciliation of Segment profit (loss) to Income (loss) before income taxes
Adjustments and reconciling items				—
Income before income taxes				$25

	Three Months Ended September 30, 2025
	Electronic Instruments	Merchant Investment	Corporate	Consolidated
Revenues:
Net sales	$661	$—	$—	$661
Net investment income	—	274	168	442
Net gains	—	—	5	5
Total revenues	661	274	173	1,108

Less:
Manufacturing cost of sales	312	—	—	312
Engineering	74	—	—	74
Commissions	12	—	—	12
Sales and marketing	47	—	—	47
Accounting	—	—	49	49
Compensation	58	—	74	132
Corporate allocations (a)	13	145	(158)	—
Other segment items (b)	41	—	321	362
Engineering, selling and administrative	245	145	286	676
Total expenses	557	145	286	988
Segment profit (loss)	$104	$129	$(113)	$120

Reconciliation of Segment profit (loss) to Income (loss) before income taxes
Adjustments and reconciling items				—
Income before income taxes				$120
(a)

Represents overhead expenses incurred by the parent company that are allocated to the Electronic Instruments and Merchant Investment segments based on each segment’s assets as a percentage of Total assets.

(b)	Other segment items for each reportable segment and Corporate includes the following:
Electronic Instruments - rent, amortization, professional service fees, and certain other overhead expenses.
Merchant Investment - legal expense and certain other overhead expenses.

Corporate - legal expense, insurance expense, filing fees, fees paid to M-tron Industries, Inc. under the Amended and Restated Transitional Administrative and Management Services Agreement, expense reimbursements paid to or received from M-tron Industries, Inc., and certain other overhead expenses.

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

	Nine Months Ended September 30, 2026
	Electronic Instruments	Merchant Investment	Corporate	Consolidated
Revenues:
Net sales	$2,152	$—	$—	$2,152
Net investment income	—	753	792	1,545
Net gains	—	—	5	5
Total revenues	2,152	753	797	3,702

Less:
Manufacturing cost of sales	1,206	—	—	1,206
Engineering	258	—	—	258
Commissions	46	—	—	46
Sales and marketing	177	—	—	177
Accounting	—	—	234	234
Compensation	173	—	1,415	1,588
Corporate allocations (a)	40	461	(501)	—
Other segment items (b)	271	35	1,094	1,400
Engineering, selling and administrative	965	496	2,242	3,703
Total expenses	2,171	496	2,242	4,909
Segment (loss) profit	$(19)	$257	$(1,445)	$(1,207)

Reconciliation of Segment profit (loss) to Income (loss) before income taxes
Adjustments and reconciling items				—
Loss before income taxes				$(1,207)

	Nine Months Ended September 30, 2025
	Electronic Instruments	Merchant Investment	Corporate	Consolidated
Revenues:
Net sales	$1,650	$—	$—	$1,650
Net investment income	—	783	504	1,287
Net gains	—	—	13	13
Total revenues	1,650	783	517	2,950

Less:
Manufacturing cost of sales	760	—	—	760
Engineering	188	—	—	188
Commissions	52	—	—	52
Sales and marketing	139	—	—	139
Accounting	—	—	174	174
Compensation	166	—	423	589
Corporate allocations (a)	35	331	(366)	—
Other segment items (b)	119	22	777	918
Engineering, selling and administrative	699	353	1,008	2,060
Total expenses	1,459	353	1,008	2,820
Segment profit (loss)	$191	$430	$(491)	$130

Reconciliation of Segment profit (loss) to Income (loss) before income taxes
Adjustments and reconciling items				—
Income before income taxes				$130
(a)

Represents overhead expenses incurred by the parent company that are allocated to the Electronic Instruments and Merchant Investment segments based on each segment’s assets as a percentage of Total assets.

(b)	Other segment items for each reportable segment and Corporate includes the following:
Electronic Instruments - rent, amortization, professional service fees, and certain other overhead expenses.
Merchant Investment - legal expense and certain other overhead expenses.

Corporate - legal expense, insurance expense, filing fees, fees paid to M-tron Industries, Inc. under the Amended and Restated Transitional Administrative and Management Services Agreement, expense reimbursements paid to or received from M-tron Industries, Inc., and certain other overhead expenses.

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

Other Segment Disclosures

The following tables present other segment information by segment for the periods indicated:

	Three Months Ended September 30, 2026
	Electronic Instruments	Merchant Investment	Corporate	Total	Adjustments and Reconciling Items	Consolidated
Interest revenue (a)	$—	$291	$453	$744	$—	$744
Amortization (b)	(4)	—	—	(4)	—	(4)
Other significant non-cash items:
Stock-based compensation (c)	—	—	(111)	(111)	—	(111)

Capital expenditures	—	—	(7)	(7)	—	(7)

	Three Months Ended September 30, 2025
	Electronic Instruments	Merchant Investment	Corporate	Total	Adjustments and Reconciling Items	Consolidated
Interest revenue (a)	$—	$274	$168	$442	$—	$442
Amortization (b)	(5)	—	—	(5)	—	(5)
Other significant non-cash items:
Stock-based compensation (c)	—	—	(18)	(18)	—	(18)

Capital expenditures	—	—	—	—	—	—
(a)	Interest revenue is included in Net investment income on the Condensed Consolidated Statements of Operations.
(b)	Amortization is included within the other segment expense captions such as Manufacturing cost of sales, Engineering or Other segment items.
(c)	Stock-based compensation is included within the Compensation expense caption.

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

	Nine Months Ended September 30, 2026
	Electronic Instruments	Merchant Investment	Corporate	Total	Adjustments and Reconciling Items	Consolidated
Interest revenue (a)	$—	$753	$792	$1,545	$—	$1,545
Amortization (b)	(15)	—	—	(15)	—	(15)
Other significant non-cash items:
Stock-based compensation (c)	—	—	(959)	(959)	—	(959)

Capital expenditures	—	—	(7)	(7)	—	(7)

	Nine Months Ended September 30, 2025
	Electronic Instruments	Merchant Investment	Corporate	Total	Adjustments and Reconciling Items	Consolidated
Interest revenue (a)	$—	$783	$504	$1,287	$—	$1,287
Amortization (b)	(16)	—	—	(16)	—	(16)
Other significant non-cash items:
Stock-based compensation (c)	—	—	(44)	(44)	—	(44)

Capital expenditures	—	—	—	—	—	—
(a)	Interest revenue is included in Net investment income on the Condensed Consolidated Statements of Operations.
(b)	Amortization is included within the other segment expense captions such as Manufacturing cost of sales, Engineering or Other segment items.
(c)	Stock-based compensation is included within the Compensation expense caption.

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

The following tables present LGL Group's identifiable assets by segment as of  September 30, 2026 and  December 31, 2025:

	September 30, 2026
	Electronic Instruments	Merchant Investment	Corporate	Total	Adjustments and Reconciling Items	Consolidated
Total assets	$1,976	$28,991	$61,005	$91,972	$—	$91,972

	December 31, 2025
	Electronic Instruments	Merchant Investment	Corporate	Total	Adjustments and Reconciling Items	Consolidated
Total assets	$1,237	$25,768	$19,771	$46,776	$—	$46,776

4. Investments

Marketable Securities

Details of marketable securities held as of  September 30, 2026 or  December 31, 2025 are as follows:

	September 30, 2026
			Cumulative
			Unrealized
	Fair Value	Basis	Gain
Equity securities	$41	$34	$7
Total	$41	$34	$7

	December 31, 2025
			Cumulative
			Unrealized
	Fair Value	Basis	Gain
Equity securities	$36	$34	$2
Total	$36	$34	$2

Other Securities Measured at Fair Value

The following table presents the fair value of securities based on our election of the fair value option:

	September 30, 2026		December 31, 2025
	Fair Value	% of Total	Fair Value	% of Total
Convertible promissory note	$2,520	100%	$—	0%
Total	$2,520	100%	$—	0%

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

Net Investment Income

Net investment income represents income primarily from the following sources:

•	Income earned from investments in money market funds (recorded in Cash and cash equivalents)
•	Income earned on the Skyline Note
•	Dividends received from Marketable securities
•	Income from unconsolidated or equity method investments

The following table presents the components of Net investment income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest on cash and cash equivalents	$695	$442	$1,489	$1,287
Interest on convertible promissory note	49	—	56	—
Net investment income	$744	$442	$1,545	$1,287

Net Gains (Losses)

Net gains and losses are determined by specific identification. The net realized gains and losses are generated primarily from the following sources:

•	Realized gains and losses from investments in Marketable securities and the Skyline Note
•	Changes in the fair value of investments in Marketable securities and the Skyline Note

The following table presents the components of Net gains (losses):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Marketable securities	$—	$5	$5	$13
Net gains (losses)	$—	$5	$5	$13

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

The following is a description of the valuation methodologies used for instruments carried at fair value. These methodologies are applied to assets and liabilities across the levels discussed above, and the observability of the inputs used determines the appropriate level in the fair value hierarchy for the respective asset or liability.

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

Convertible promissory note - We estimate the fair value of the note using a market approach, based on the transaction price of the note and of identical notes issued by the same issuer on the same terms, plus accrued interest. At each measurement date, we assess whether events or changes in circumstances since those transactions, including the issuer’s financial condition and operating results, the terms of any subsequent financing, and changes in market conditions, indicate that the transaction price no longer approximates fair value. If we conclude that it does not, we may estimate fair value using other valuation techniques, such as discounted cash flow analyses or probability-weighted scenario analyses. Those techniques would use significant unobservable inputs, including the probability and expected timing of a qualified financing, acquisition or other liquidity event, the expected enterprise value at conversion, and a discount rate reflecting the time value of money and the risk characteristics of the investment.

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of inputs used:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a) (b)	$86,596	$—	$—	$86,596
Marketable securities:
Equity securities	41	—	—	41
Total marketable securities	41	—	—	41
Convertible promissory note (c)	—	—	2,520	2,520
Total	$86,637	$—	$2,520	$89,157

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a) (b)	$41,317	$—	$—	$41,317
Marketable securities:
Equity securities	36	—	—	36
Total marketable securities	36	—	—	36
Convertible promissory note (c)	—	—	—	—
Total	$41,353	$—	$—	$41,353
(a)	As of September 30, 2026 and December 31, 2025, included investments in money market mutual funds managed or advised by GAMCO Investors, Inc.
(b)	Excludes cash held in banks, which totaled $334 and $197 as of September 30, 2026 and December 31, 2025, respectively.
(c)

Because we elected the fair value option on the Skyline Note, accrued interest of $56 is included in its fair value of $2,520 above. On the Condensed Consolidated Balance Sheets, $2,464 is presented in Convertible promissory note, at fair value and $56 of accrued interest is presented in Other assets.

There were no liabilities subject to fair value on a recurring basis as of  September 30, 2026 or  December 31, 2025.

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

Changes in Level 3 Recurring Fair Value Measurements

The following tables present changes during the three and nine months ended September 30, 2026 and 2025 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets in the Condensed Consolidated Balance Sheets as of  September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Purchases and Sales, Net	Fair Value End of Period
Assets:
Convertible promissory note (a)	$1,975	$49	$496	$2,520
Total	$1,975	$49	$496	$2,520

Three Months Ended September 30, 2025
	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Purchases and Sales, Net	Fair Value End of Period
Assets:
Convertible promissory note (a)	$—	$—	$—	$—
Total	$—	$—	$—	$—

	Nine Months Ended September 30, 2026
	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Purchases and Sales, Net	Fair Value End of Period
Assets:
Convertible promissory note (a)	$—	$56	$2,464	$2,520
Total	$—	$56	$2,464	$2,520

Nine Months Ended September 30, 2025
	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Purchases and Sales, Net	Fair Value End of Period
Assets:
Convertible promissory note (a)	$—	$—	$—	$—
Total	$—	$—	$—	$—
(a)	For the three and nine months ended September 30, 2026, includes accrued interest of $49 and $56, respectively. Refer to note (c) above for further information.

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

The following tables present the net realized and unrealized gains (losses) included in income related to the Level 3 assets and liabilities shown above, as reported in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30, 2026
	Net Investment Income	Net Gains (Losses)	Total
Assets:
Convertible promissory note	$49	$—	$49
Total	$49	$—	$49

Three Months Ended September 30, 2025
	Net Investment Income	Net Gains (Losses)	Total
Assets:
Convertible promissory note	$—	$—	$—
Total	$—	$—	$—

	Nine Months Ended September 30, 2026
	Net Investment Income	Net Gains (Losses)	Total
Assets:
Convertible promissory note	$56	$—	$56
Total	$56	$—	$56

Nine Months Ended September 30, 2025
	Net Investment Income	Net Gains (Losses)	Total
Assets:
Convertible promissory note	$—	$—	$—
Total	$—	$—	$—

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

Quantitative Information about Level 3 Fair Value Measurements

As of September 30, 2026, the fair value of the convertible promissory note was determined to equal the transaction price of $2,464 plus $56 of accrued interest, for a total of $2,520. Management determined that no significant change in the fair value had occurred between the Skyline Note's funding date and the measurement date, based on the following considerations:

•	approximately 30 days elapsed between the most recent issuance of a convertible note on identical terms ( August 31, 2026) and September 30, 2026, the measurement date;
•	during the period, Skyline issued additional convertible promissory notes at par on terms identical to the Skyline Note, on July 2, 2026 and August 31, 2026;
•	no financing activity occurred at Skyline on terms different from the Skyline Note;
•	no material developments in Skyline's technology, operations, or business prospects occurred during this period; and
•	no secondary market transactions in the Skyline Note or comparable instruments occurred during this period.

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

As of September 30, 2026 and  December 31, 2025, the Company did not write down any assets to fair value.

Fair Value Information about Financial Instruments Not Measured at Fair Value

As of September 30, 2026 and  December 31, 2025, the Company did not have any assets or liabilities classified as financial instruments that were not measured at fair value.

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

During June 2023, the Company was appointed as sole managing member of LGL Systems Nevada Management Partners, LLC ("LGL Nevada") and invested approximately $4 into LGL Nevada, representing the Company's 1.0% general partnership interest. Concurrently, Lynch Capital, a wholly owned subsidiary of the Company, invested $1,000 into LGL Systems Acquisition Holding Company, LLC ("LGL Systems"), representing 34.8% of the membership interests in LGL Systems, which is controlled by LGL Nevada. As a result, the Company determined it was the primary beneficiary of LGL Systems and was therefore required to consolidate LGL Systems.

As described in Note 1, Lynch Capital holds a 33.9% equity interest in Skyline SPV, a pooled investment vehicle that holds the Skyline Note. Although this interest is less than a majority, the Company is the primary beneficiary of Skyline SPV and consolidates it because it has (i) the power to direct the activities that most significantly affect Skyline SPV’s economic performance, through Lynch Capital’s role as investment advisor with exclusive authority over decisions to convert, dispose of or otherwise manage the Skyline Note, and (ii) variable interests, consisting of its equity interest, a management fee payable before investor distributions, and carried interest, that give it the obligation to absorb losses of, or the right to receive benefits from, Skyline SPV that could potentially be significant to it.

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

Consolidated VIEs

The Company's consolidated VIEs are LGL Systems and Skyline SPV.

The following table summarizes the assets and liabilities of the Company's consolidated VIEs included in the Condensed Consolidated Balance Sheets:

	September 30, 2026	December 31, 2025
Assets:
Current assets:
Cash and cash equivalents	$3,232	$3,169
Restricted cash and cash equivalents	20	—
Accounts receivable	17	17
Total current assets	3,269	3,186
Convertible promissory note, at fair value	2,464	—
Other assets	56	—
Total assets	$5,789	$3,186

Total liabilities	$—	$—

The following table summarizes the non-controlling interests in the Company's consolidated VIEs:

	September 30, 2026	December 31, 2025
LGL Systems Acquisition Holding Company, LLC	$2,118	$2,077
Skyline Instruments May 2026, a Series of CGF2021 LLC	1,677	—
Total	$3,795	$2,077

The following table presents the revenue, net income (loss) attributable to non-controlling interests, and net income (loss) attributable to LGL Group associated with our variable interests in consolidated VIEs, as classified in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenue	$78	$33	$139	$94
Net income attributable to non-controlling interests	45	22	63	47
Net income attributable to LGL Group	34	11	44	25

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

Unconsolidated VIEs

The Company's unconsolidated VIEs are LGL Nevada and Skyline.

We calculate our maximum exposure to loss to be (i) the amount invested in the debt or equity of the VIE and (ii) other commitments and guarantees to the VIE.

	September 30, 2026	December 31, 2025
Total assets	$3,818	$615

Maximum exposure to loss:
On-balance sheet (a) (b)	2,524	4
Off-balance sheet	—	—
Total	$2,524	$4
(a)	As of September 30, 2026 and December 31, 2025, our investment in LGL Nevada was recorded in Other assets in the Condensed Consolidated Balance Sheets.
(b)

As of September 30, 2026, the Company's exposure to Skyline was reflected through Skyline SPV, a consolidated VIE, and recorded in Convertible promissory note, at fair value and Other assets (Accrued interest receivable) on the Condensed Consolidated Balance Sheets.

LGL Systems Nevada Management Partners LLC

LGL Nevada was formed in October 2019 for the purpose of performing key management and controls decisions of LGL Systems. The remaining 99.0% of ownership interests are held by four individuals, one of whom is a member of Company management. In the event LGL Nevada resigns as manager of LGL Systems, it has the sole right to appoint a new manager. As of  September 30, 2026, LGL Nevada's total assets were $624 and the Company's maximum exposure to loss is $4. As of  December 31, 2025, LGL Nevada's total assets were $615 and the Company's maximum exposure to loss is $4.

Skyline Instruments Corporation

Through its investment in Skyline SPV, the Company holds a variable interest in Skyline in the form of the Skyline Note and related contractual rights. The Company determined that Skyline is a VIE under FASB ASC Topic 810, Consolidation ("ASC 810") because Skyline lacks sufficient equity at risk to finance its activities without additional subordinated financial support. Skyline SPV’s board designation, participation and approval rights are protective or participating rights that do not convey power over Skyline’s most significant activities, so the Company is not Skyline’s primary beneficiary.

The Company's maximum exposure to loss related to Skyline is the carrying amount of the Skyline Note and related accrued interest reflected on the Condensed Consolidated Balance Sheets. As of  September 30, 2026, Skyline's total assets were $3,194 and the Company's maximum exposure to loss is $2,520, of which $854 is attributable to the Company's equity interest in Skyline SPV and $1,666 is attributable to non-controlling interests in Skyline SPV.

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

The following tables summarize income and expenses from transactions with related parties for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026		2025
	Income	Expense	Income	Expense
GAMCO Investors, Inc.	$670	$—	$177	$—
M-tron Industries, Inc.	—	40	—	40
Alpha G Investment Management, Inc.	—	19	—	—
Total	$670	$59	$177	$40

	Nine Months Ended September 30,
	2026		2025
	Income	Expense	Income	Expense
GAMCO Investors, Inc.	$1,386	$—	$891	$—
M-tron Industries, Inc.	—	120	—	48
Alpha G Investment Management, Inc.	—	85	—	—
Total	$1,386	$205	$891	$48

The following table summarizes assets and liabilities with related parties as of  September 30, 2026 and  December 31, 2025:

	September 30, 2026		December 31, 2025
	Assets	Liabilities	Assets	Liabilities
GAMCO Investors, Inc.	$84,045	$—	$36,175	$—
M-tron Industries, Inc.	—	338	—	227
Alpha G Investment Management, Inc.	—	85	—	—
Total	$84,045	$423	$36,175	$227

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

The material agreements whereby the Company generates revenues and expenses with affiliated entities are discussed below:

Investment Activity with GAMCO Investors, Inc.

Certain balances held and invested in various mutual funds are managed or advised by GAMCO Investors, Inc. or one of its subsidiaries (collectively, "GAMCO" or the "Fund Manager"), which is related to the Company through certain of our shareholders. All investments, including those in related party money market mutual funds, are overseen by the independent Audit Committee of the Board of Directors (the "Audit Committee"). The Audit Committee meets regularly to review the alternatives and has determined the current investments most reflect the Company's objective of lower cost, market return and adherence to having a larger proportion of underlying investments directly in United States Treasuries. For the three and nine months ended September 30, 2026 and 2025, the Company paid the Fund Manager a fund management fee of approximately 8 basis points per annum of the asset balances under management. All fund management fees are not paid directly by the Company and are deducted prior to a fund striking its net asset value ("NAV").

As of September 30, 2026, the balance managed by the Fund Manager totaled $84,045, all of which was classified within Cash and cash equivalents on the Condensed Consolidated Balance Sheets. As of December 31, 2025, the balance managed by the Fund Manager totaled $36,175, all of which was classified within Cash and cash equivalents on the Condensed Consolidated Balance Sheets.

For the three months ended September 30, 2026, the Company earned income on its investments managed by the Fund Manager totaling $670, all of which was included in Net investment income on the Condensed Consolidated Statements of Operations. For the three months ended September 30, 2025, the Company earned income on its investments managed by the Fund Manager totaling $177, all of which was included in Net investment income on the Condensed Consolidated Statements of Operations.

For the nine months ended September 30, 2026, the Company earned income on its investments managed by the Fund Manager totaling $1,386, all of which was included in Net investment income on the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2025, the Company earned income on its investments managed by the Fund Manager totaling $891, all of which was included in Net investment income on the Condensed Consolidated Statements of Operations.

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

LGL Group and MtronPTI entered into an Amended and Restated Transitional Administrative and Management Services Agreement ("MtronPTI TSA"), which sets out the terms for services to be provided between the two companies post-separation. The current terms result in a net payment of $4 per month to MtronPTI.

For the three months ended September 30, 2026 and 2025, the Company paid MtronPTI $12 under the terms of the MtronPTI TSA, which were recorded in Engineering, selling and administrative on the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2026 and 2025, the Company paid MtronPTI $36 under the terms of the MtronPTI TSA, which were recorded in Engineering, selling and administrative on the Condensed Consolidated Statements of Operations.

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

For the three and nine months ended September 30, 2026 and 2025, no taxes related to the Distribution have been recorded in the Condensed Consolidated Financial Statements.

Other Transactions

LGL Group and MtronPTI have agreed to share salaries and benefits related to certain employees incurred by LGL Group and/or MtronPTI. For the three and nine months ended September 30, 2026, the Company reimbursed MtronPTI $28 and $84, respectively, of the salaries and benefits of certain employees. For the three and nine months ended September 30, 2025, the Company reimbursed MtronPTI $28 and $12, respectively, of the salaries and benefits of certain employees.

Transactions with Alpha G Investment Management, Inc.

Alpha G Investment Management, Inc. ("Alpha G") is related to the Company through certain of our stockholders. LGL Group and Alpha G agreed to share salaries and benefits related to certain employees incurred by Alpha G. For the three and nine months ended September 30, 2026, the Company recognized $19 and $85, respectively, of expense for its share of these salaries and benefits.

Skyline Instruments Corporation

As described in Note 1 - Overview and Basis of Presentation, Lynch Capital serves as investment advisor to Skyline SPV under the Skyline IAA, with authority over all decisions regarding its assets, including the management, conversion and disposition of the Skyline Note. Under the Side Letter, the Company’s Chief Executive Officer serves on Skyline’s board of directors as Skyline SPV’s designee, with the same rights as other directors and no unilateral voting or veto rights.

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

The Company's effective tax rates for the three and nine months ended September 30, 2026 were 100.0% and 20.7%, respectively. The Company's effective tax rates for the three and nine months ended September 30, 2025 were (561.7%) and (486.2%), respectively. For 2026, the effective tax rates differed from the statutory tax rate of 21% primarily due to the impact of state income taxes and uncertain tax positions partially offset by a discrete tax benefit associated with restricted stock awards that vested during the period. For 2025, the effective tax rates differed from the statutory tax rate of 21% primarily due to the reversal of a previously recorded uncertain tax position from tax year 2021 as the statute of limitations expired for the related matter, which represented approximately (599.2%) and (553.8%) of Income before income taxes for the three and nine months ended September 30, 2025, respectively.

9. Stock-Based Compensation

Under the Company’s Amended and Restated 2021 Incentive Plan (the "Plan"), approved by the Company's stockholders at the 2026 Annual Meeting of Stockholders held on May 12, 2026, stock-based compensation may be issued to employees and non-employee directors. As of September 30, 2026, 2,064,214 shares remained available for future issuance under the Plan.

The following table summarizes stock-based compensation expense, which includes expenses related to awards granted under the Plan for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restricted stock awards	$100	$18	$638	$44
Stock options	11	—	321	—
Total	$111	$18	$959	$44

Restricted Stock Awards

The following table summarizes restricted stock awards activity for the period indicated:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value
Balance as of December 31, 2025	36,274	$5.79	$210
Granted	162,402	6.48	1,052
Vested	(60,361)	(6.31)	(381)
Balance as of September 30, 2026	138,315	$6.37	$881

As of  September 30, 2026, there was $525 of total unrecognized compensation cost related to unvested shares granted. The cost is expected to be recognized over a weighted average period of 1.3 years.

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

The following table presents the weighted-average assumptions for stock options granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expected volatility (a)	—	—	45.9%	—
Expected annual dividend yield (b)	—	—	0.0%	—
Risk-free interest rate (c)	—	—	3.6%	—
Expected term, in years (d)	—	—	2.7	—
(a)	The expected volatility is based on the implied volatility of the Company's historical stock price data over the expected term.
(b)	The yield is 0% as the Company is not expected to pay a dividend.
(c)

The risk-free rate is based on the average U.S. Treasury zero-coupon rate over the four days prior to the grant date. We selected the risk-free rate that is commensurate with the length of the expected term as of the grant date, using interpolation where necessary.

(d)	The expected term is the simple average of the vesting periods and the contractual term.

The following table provides a rollforward of stock option activity for the nine months ended September 30, 2026:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	—	$—	$—	—	$—
Granted	200,000	7.02	1.87
Outstanding as of September 30, 2026	200,000	$7.02	$1.87	4.8	$48
Exercisable as of September 30, 2026	160,000	$7.18	$2.33	4.8	$29

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

10. Stockholders' Equity

Shares Outstanding

The following table presents a rollforward of outstanding shares for the periods indicated:

	Nine Months Ended September 30, 2026			Year Ended December 31, 2025
	Common Stock Issued	Held in Treasury	Common Stock Outstanding	Common Stock Issued	Held in Treasury	Common Stock Outstanding
Shares, beginning of year	6,307,997	(133,047)	6,174,950	5,454,639	(81,584)	5,373,055
Stock-based compensation	162,402	—	162,402	16,156	—	16,156
Shares withheld for employee taxes	(1,379)	—	(1,379)	—	—	—
Shares issued from settlement of warrants	214,462	—	214,462	837,202	—	837,202
Shares issued for settlement of subscription rights	6,062,714	—	6,062,714	—	—	—
Repurchases of common stock	—	—	—	—	(51,463)	(51,463)
Shares, end of period	12,746,196	(133,047)	12,613,149	6,307,997	(133,047)	6,174,950

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

On November 6, 2025, the Company's Board of Directors (the "Board") approved an extension to the expiration date from November 16, 2025, a Sunday, which allowed holders to exercise their Warrants by the close of business on November 17, 2025, to December 9, 2025. The Company subsequently extended the expiration date to December 31, 2025.

As of December 31, 2025, Warrant holders exercised 4,186,010, or 79.6%, of the Warrants, in a net share settlement of 837,202 shares of Common Stock. The remaining 1,072,310 Warrants expired unexercised in accordance with their terms. However, on January 22, 2026, the Company distributed 214,462 unallocated shares of Common Stock to Warrant holders who elected to participate in the over-subscription privilege. The gross proceeds to the Company were $5.0 million, of which $4.6 million were received in January 2026.

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

Subscription Rights Offering

On June 5, 2026, the Company issued 6,550,435 transferable subscription rights (the "Rights") to holders of record of outstanding shares of the Common Stock as of June 4, 2026 (the "Rights Offering"). One (1) Right entitles their holder to purchase one (1) share of Common Stock at a subscription price of $6.90. The Rights Offering commenced on June 8, 2026 and had an initial expiration date of June 23, 2026 but was extended to July 15, 2026. The Rights were initially listed on the NYSE American and traded under the symbol "LGL RT." Effective June 29, 2026, the Rights ceased trading on the NYSE American and began trading on the OTC Markets under the symbol "LGLGR."

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

The subscription price of the Rights was less than the fair value of the Company’s common stock immediately prior to the exercise of the Rights. See Note 11 - Earnings Per Share for the effect of the resulting bonus element on weighted average shares outstanding and earnings per share.

Share Repurchase Program

In  August 2011, the Board authorized an expansion of its previously announced share repurchase program (the "Repurchase Program"), pursuant to which the Company  may repurchase up to an additional 347,491 shares of its common stock in accordance with applicable securities laws. This authorization increased the total number of shares authorized for repurchase under the Company's existing share repurchase program to 797,491 shares, of which 540,000 shares were available to be repurchased, at such times, amounts and prices as the Company shall deem appropriate. In September 2025, the Board authorized the repurchase of up to 100,000 shares within the existing Repurchase Program. No shares were repurchased by the Company in 2026. As of  September 30, 2026, 406,953 shares remained under the overall Repurchase Program authorization, and the Company held 133,047 shares of common stock in treasury at an aggregate cost of $946.

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

11. Earnings Per Share ("EPS")

The following table presents a reconciliation of Net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Numerator for EPS:
Net income (loss)	$—	$794	$(957)	$762
Less: Net income attributable to non-controlling interests	45	22	63	47
Net (loss) income attributable to LGL Group common stockholders	$(45)	$772	$(1,020)	$715

Denominator for EPS:
Weighted average common shares outstanding - basic	10,942,500	5,312,797	7,906,071	5,356,726
Adjustment for bonus element - Rights Offering (a)	17,848	58,511	52,724	58,995
Adjusted weighted average shares outstanding - basic	10,960,348	5,371,308	7,958,795	5,415,721
Dilutive effects (b):
Warrants	—	319,065	—	308,508
Restricted stock	—	17,881	—	14,088
Weighted average common shares outstanding - diluted (a)	10,960,348	5,708,254	7,958,795	5,738,317

(Loss) income per common share attributable to LGL Group common stockholders:
Basic	$(0.00)	$0.14	$(0.13)	$0.13
Diluted	$(0.00)	$0.14	$(0.13)	$0.12
(a)

Weighted average shares outstanding for the three and nine months ended September 30, 2026 and 2025 have been retroactively adjusted for the bonus element of the Rights Offering. Refer to "Rights Offering Bonus Element" below.

(b)

For the three and nine months ended September 30, 2026, weighted average shares used for calculating earnings per share excludes subscription rights to purchase 6,062,714 shares of common stock, stock options to purchase 200,000 shares of common stock, and 138,315 shares from restricted stock awards as the inclusion of these instruments would be anti-dilutive to the earnings per share calculation.

Rights Offering Bonus Element

The subscription price of $6.90 per share in the Rights Offering described in Note 10 - Stockholders' Equity was less than the fair value of the Company’s common stock immediately prior to the exercise of the Rights. As a result, the Rights Offering contained a bonus element, which FASB ASC Topic 260, Earnings Per Share ("ASC 260"), requires to be treated in a manner similar to a stock dividend. Weighted average shares outstanding used to compute basic and diluted earnings per share have been retroactively adjusted for all periods prior to July 15, 2026, the expiration date, by an adjustment factor of 1.011. The adjustment factor is the ratio of the fair value per share of common stock immediately prior to the exercise of the Rights of $7.06 to the theoretical ex-rights fair value per share of $6.98. The adjustment reduced previously reported basic earnings per share for the three months ended September 30, 2025 from $0.15 to $0.14 and diluted earnings per share for the nine months ended September 30, 2025 from $0.13 to $0.12; other previously reported amounts were unchanged.

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

The components of inventory as of  September 30, 2026 and  December 31, 2025 are summarized below:

	September 30, 2026	December 31, 2025
Raw materials	$1,049	$374
Work in process	23	8
Finished goods	38	—
Total gross inventory	1,110	382
Reserve for excess and obsolete inventory	(118)	(85)
Inventories, net	$992	$297

Intangible Assets, Net

The components of intangible assets as of  September 30, 2026 and  December 31, 2025 are summarized below:

	September 30, 2026	December 31, 2025
Intellectual property	$224	$214
Gross intangible assets	224	214
Less: Accumulated amortization	(214)	(199)
Intangible assets, net	$10	$15

The LGL Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

14. Domestic and Foreign Revenues

Significant foreign revenues from operations (10% or more of foreign sales) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Australia	$1	$—	$63	$42
Germany	—	—	27	—
Spain	7	120	24	220
France	21	67	21	71
Norway	21	—	21	34
Italy	7	6	15	6
Netherlands	—	90	14	90
United Kingdom	—	—	12	104
All other foreign countries	8	36	57	109
Total foreign revenues	$65	$319	$254	$676
Total domestic revenue	$655	$342	$1,898	$974

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

Overview

The LGL Group, Inc. is a holding company that acquires, owns, and builds businesses and makes strategic investments, with an emphasis on critical technologies. We operate through two complementary business activities: Platform Operations and Merchant Investment. Through Platform Operations, we build operating businesses through organic growth, operational improvement, and complementary acquisitions, currently conducted through our Electronic Instruments reportable segment and anchored by our subsidiary Precise Time and Frequency, LLC ("PTF"). Through Merchant Investment, we deploy capital through minority investments, co-investments, and strategic partnerships to broaden our opportunity set and support future platform development. We seek to create long-term stockholder value through disciplined capital allocation and active ownership.

The accompanying unaudited condensed consolidated financial statements include the accounts of The LGL Group, Inc., its majority-owned subsidiaries, and variable interest entities ("VIE") of which we are the primary beneficiary.

We report our results of operations through two reportable segments: Electronic Instruments and Merchant Investment. Activities not related to our business segments, such as our corporate operations and corporate-level assets and financial obligations, are included in Corporate.

During 2026, we have strengthened our capital resources, expanded the order backlog at PTF and invested in the people and capabilities needed to support our operating and investment activities. Our priorities include converting customer orders into shipments, continuing to develop a defense technology platform called ZuluTime LLC ("ZuluTime"), expanding our acquisition pipeline and reducing reliance on historical shared services arrangements.

Platform Operations

Our Platform Operations activities are currently conducted through our Electronic Instruments segment, anchored by our subsidiary PTF, a globally positioned producer of industrial Electronic Instruments and commercial products and services. Founded in 2002, PTF operates from our design and manufacturing facility in Wakefield, Massachusetts. Through PTF, we design, manufacture, and market high-performance Frequency and Time Reference Standards that form the basis for timing and synchronization in various applications. Our primary markets are communications, networking, aerospace, defense, instrumentation, and industrial markets.

Merchant Investment

Our Merchant Investment activities are conducted through our subsidiary Lynch Capital International, LLC ("Lynch Capital") and comprise various investment vehicles through which we deploy capital, including minority investments, co-investments, strategic partnerships, and certain special purpose vehicles that may be syndicated for investment and that involve certain fee-generating activities. We seek to invest available cash and cash equivalents with a view to enhancing returns while broadening our opportunity set and supporting future platform development.

As of September 30, 2026, LGL Group had investments (classified within Cash and cash equivalents and Marketable securities) with a fair value of approximately $86.6 million, of which $26.3 million was held within the Merchant Investment business. The Company accounts for its Marketable securities under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 321, Investments - Equity Securities ("ASC 321") and as such, its Marketable securities are reported at fair value on its Condensed Consolidated Balance Sheets.

Our investment associated with Skyline Instruments Corporation ("Skyline") is held through Skyline Instruments May 2026, a Series of CGF2021 LLC ("Skyline SPV"), a consolidated investment vehicle that owns a convertible promissory note issued by Skyline (the "Skyline Note"). Through Lynch Capital, we invested $850 in Skyline SPV and held a 33.9% interest as of September 30, 2026. This investment provides exposure to technologies complementary to our precision timing strategy and may create opportunities for commercial or strategic collaboration. We consolidate Skyline SPV, but we do not consolidate Skyline’s operating business.

Recent Developments

PTF Customer Awards

During the third quarter of 2026, we announced customer awards supporting military communications and space-based communications infrastructure. On July 2, 2026, we announced a HaveQuick military timing contract supporting a partner nation in the Indo-Pacific region, with deliveries extending over 24 months. On August 5, 2026, we announced $6.0 million in satellite communications awards from an existing major customer. Those awards included $3.4 million already reflected in backlog at June 30, 2026. Award values and backlog do not represent revenue recognized in the period of announcement; revenue depends on delivery schedules and satisfaction of the applicable contractual performance obligations.

Rights Offering

In July 2026, we completed our transferable subscription rights offering, issuing 6,062,714 shares of common stock and receiving approximately $41.8 million in gross proceeds and $41.5 million in net proceeds. The shares were issued on July 23, 2026, and completion was announced on July 24, 2026. The offering materially increased our capital resources and shares outstanding and provides additional resources for the growth of our businesses, potential acquisitions and strategic investments.

Operating Independence and MtronPTI Services

During 2026, we have been working to reduce our reliance on M-tron Industries, Inc. (“MtronPTI”) for administrative support and on the transitional services arrangements established following the 2022 separation. We are developing the internal capabilities and third-party support needed to manage these functions within LGL Group and support the continued development of our operating businesses. We are targeting the fourth quarter of 2026 for transition of the remaining services, subject to completion of the necessary operational and contractual steps.

The transition is intended to improve operational independence, accountability and our ability to support future growth. During implementation, we may incur overlapping service costs and expenses to establish replacement capabilities. The net effect on recurring corporate expenses will depend on the scope and cost of the functions transferred and the arrangements ultimately implemented.

For the three and nine months ended September 30, 2026, net fees under the transitional administrative and management services agreement were $12 and $36, respectively. Separate reimbursements for employee services were $28 and $84 for those periods, respectively. Our tax-sharing arrangements are separate from the services transition.

Acquisition Pipeline and Strategic Relationships

During the third quarter, we expanded our sourcing and evaluation of potential acquisitions for ZuluTime that could broaden the platform’s technical capabilities, customer relationships and addressable markets. Our evaluation emphasizes strategic fit, the quality and durability of earnings and cash flows, customer and program concentration, management capabilities, integration requirements and valuation. We intend to maintain discipline in the pace and terms of capital deployment, and there can be no assurance that evaluated opportunities will result in definitive agreements or completed transactions.

The timing and financial effects of any acquisition will depend on the opportunities available, satisfactory due diligence, negotiated terms, required approvals and the resources needed to operate and integrate the acquired businesses. Our current operating results do not include the operating results of businesses that have not been acquired.

Our strategic relationships, including our previously announced relationship with Legion Capital Partners, LLC, support the sourcing and evaluation of opportunities across defense and other critical technologies. Any investment or other transaction involving LGL Group would be evaluated on its strategic and financial merits and would be subject to applicable approvals and related-party review procedures.

Nevada Redomestication

Effective September 1, 2026, the Company completed its redomestication from Delaware to Nevada following stockholder approval on May 12, 2026. Each outstanding share of common stock continued as one share of the Nevada corporation. The redomestication did not change our business, operations, management, assets, liabilities or workforce, other than costs associated with the conversion, and our common stock continues to trade on NYSE American under the symbol "LGL."

Trends and Uncertainties

We are not aware of any material trends or uncertainties that may reasonably be expected to have a material impact, favorable or unfavorable, on our revenues or income, other than global macroeconomic conditions affecting our industry generally, those described below, and those described in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 30, 2026 and in Part II, Item 1A of this Quarterly Report.

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

Changing Interest Rates

The U.S. Federal Reserve decreased the federal funds rate a total of three times throughout 2025, resulting in a range from 3.50% to 3.75% as of December 31, 2025. The U.S. Federal Reserve maintained the federal funds rate within that range until September 16, 2026, when it increased the target range by 25 basis points to 3.75% to 4.00%. Through the date of filing of this Quarterly Report on Form 10-Q, the U.S. Federal Reserve has maintained the federal funds rate in the range of 3.75% to 4.00%. If interest rates continue to increase, the returns generated by our investments in U.S. Treasury money market funds could be favorably impacted.

Tariffs

The current U.S. federal administration has imposed tariffs on certain products and materials entering the United States imported from other countries. Additionally, foreign governments have imposed retaliatory tariffs on products and materials exported from the United States. Following the U.S. Supreme Court’s February 2026 decision striking down certain tariffs, the Trump Administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business. The effect on our results will depend on the products and jurisdictions affected, the timing of implementation and our ability to manage costs and delivery requirements.

Results of Operations - Consolidated

Three months ended September 30, 2026 compared to three months ended September 30, 2025

The following table presents our Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Revenues:
Net sales	$720	$661	$59	8.9%
Net investment income	744	442	302	68.3%
Net gains	—	5	(5)	n/m
Total revenues	1,464	1,108	356	32.1%
Expenses:
Manufacturing cost of sales	491	312	179	57.4%
Engineering, selling and administrative	948	676	272	40.2%
Total expenses	1,439	988	451	45.6%
Income before income taxes	25	120	(95)	(79.2%)
Income tax expense (benefit)	25	(674)	699	n/m
Net income	—	794	(794)	n/m
Less: Net income attributable to non-controlling interests	45	22	23	104.5%
Net (loss) income attributable to LGL Group common stockholders	$(45)	$772	$(817)	n/m

Total Revenues

Total revenues increased $356, or 32.1%, from $1,108 for the three months ended September 30, 2025 to $1,464 for the three months ended September 30, 2026. The increase was primarily due to the following:

•

a $59, or 8.9%, increase in Net sales from $661 for the three months ended September 30, 2025 to $720 for the three months ended September 30, 2026 driven by higher product shipments as orders in backlog as of June 30, 2026 converted to revenue; and

•

a $302, or 68.3%, increase in Net investment income from $442 for the three months ended September 30, 2025 to $744 for the three months ended September 30, 2026 driven by higher balances invested in United States Treasury money market funds and accrued interest earned on the Skyline Note.

Total Expenses

Total expenses increased $451, or 45.6%, from $988 for the three months ended September 30, 2025 to $1,439 for the three months ended September 30, 2026. The increase was primarily due to the following:

•

a $179, or 57.4%, increase in Manufacturing cost of sales from $312 for the three months ended September 30, 2025 to $491 for the three months ended September 30, 2026 driven by the growth in revenues and changes in product and pricing mix; and

•

a $272, or 40.2%, increase in Engineering, selling and administrative from $676 for the three months ended September 30, 2025 to $948 for the three months ended September 30, 2026 driven by a $134 increase in salaries and wages, $91 increase in stock-based compensation due to grants made to key employees in January and May 2026, and a $71 increase in professional service fees.

Gross Margin

Gross margin (Net sales less Manufacturing cost of sales as a percentage of Net sales) decreased 2,100 basis points from 52.8% for the three months ended September 30, 2025 to 31.8% for the three months ended September 30, 2026 reflecting changes in product and pricing mix associated volume-based pricing extended to a single customer in connection with increased order volume as well as higher inventory reserves associated with increased inventory levels.

Income Tax Expense

Income tax expense (benefit) increased $699, or 103.7%, from a benefit of ($674) for the three months ended September 30, 2025 to an expense of $25 for the three months ended September 30, 2026, primarily due to the non-recurrence of a 2025 benefit from the reversal of a previously recorded uncertain tax position for a matter that was no longer subject to examination by the relevant taxing authority.

Net Income Attributable to Non-Controlling Interests

Net income attributable to non-controlling interests increased $23, or 104.5%, from $22 for the three months ended September 30, 2025 to $45 for the three months ended September 30, 2026 primarily due to accrued interest income related to the Skyline Note.

Nine months ended September 30, 2026 compared to nine months ended September 30, 2025

The following table presents our Condensed Consolidated Statements of Operations for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Revenues:
Net sales	$2,152	$1,650	$502	30.4%
Net investment income	1,545	1,287	258	20.0%
Net gains	5	13	(8)	(61.5%)
Total revenues	3,702	2,950	752	25.5%
Expenses:
Manufacturing cost of sales	1,206	760	446	58.7%
Engineering, selling and administrative	3,703	2,060	1,643	79.8%
Total expenses	4,909	2,820	2,089	74.1%
(Loss) income before income taxes	(1,207)	130	(1,337)	n/m
Income tax benefit	(250)	(632)	382	60.4%
Net (loss) income	(957)	762	(1,719)	n/m
Less: Net income attributable to non-controlling interests	63	47	16	34.0%
Net (loss) income attributable to LGL Group common stockholders	$(1,020)	$715	$(1,735)	n/m

Total Revenues

Total revenues increased $752, or 25.5%, from $2,950 for the nine months ended September 30, 2025 to $3,702 for the nine months ended September 30, 2026. The increase was primarily due to the following:

•	a $502, or 30.4%, increase in Net sales from $1,650 for the nine months ended September 30, 2025 to $2,152 for the nine months ended September 30, 2026 primarily due to higher product shipments; and
•

a $258, or 20.0%, increase in Net investment income from $1,287 for the nine months ended September 30, 2025 to $1,545 for the nine months ended September 30, 2026 driven by higher balances invested in United States Treasury money market funds and accrued interest earned on the Skyline Note.

Total Expenses

Total expenses increased $2,089, or 74.1%, from $2,820 for the nine months ended September 30, 2025 to $4,909 for the nine months ended September 30, 2026. The increase was primarily due to the following:

•

a $446, or 58.7%, increase in Manufacturing cost of sales from $760 for the nine months ended September 30, 2025 to $1,206 for the nine months ended September 30, 2026 driven by the growth in revenues and changes in product and pricing mix; and

•

a $1,643, or 79.8%, increase in Engineering, selling and administrative from $2,060 for the nine months ended September 30, 2025 to $3,703 for the nine months ended September 30, 2026 driven by an $874 increase in stock-based compensation due to grants made to key employees in January and May 2026, a $451 increase in professional service fees, a $140 increase in salaries, wages, and benefits, and a $178 increase in other corporate expenses.

Gross Margin

Gross margin (Net sales less Manufacturing cost of sales as a percentage of Net sales) decreased 1,000 basis points from 53.9% for the nine months ended September 30, 2025 to 44.0% for the nine months ended September 30, 2026 reflecting changes in product and pricing mix associated volume-based pricing extended to a single customer in connection with increased order volume as well as higher inventory reserves associated with increased inventory levels.

Income Tax Benefit

Income tax benefit decreased $382, or 60.4%, from $632 for the nine months ended September 30, 2025 to $250 for the nine months ended September 30, 2026 primarily due to the tax effect of loss before income taxes in 2026 compared to the reversal of a previously recorded uncertain tax position for a matter that was no longer subject to examination by the relevant taxing authority in 2025.

Net Income Attributable to Non-Controlling Interests

Net income attributable to non-controlling interests increased $16, or 34.0%, from $47 for the nine months ended September 30, 2025 to $63 for the nine months ended September 30, 2026 primarily due to accrued interest income related to the Skyline Note.

Backlog

As of September 30, 2026, our order backlog was $6,463, an increase of $5,838, or 934.1%, from $625 as of December 31, 2025 and an increase of $5,687, or 732.9%, from $776 as of September 30, 2025. Backlog consists of amounts under signed contracts that have not yet been fulfilled. Backlog is adjusted quarterly to reflect cancellations, deferrals, and revisions to scope and cost, if any.

Results of Operations - Operating Segments and Corporate

Electronic Instruments

Three months ended September 30, 2026 compared to three months ended September 30, 2025

The following table presents income before income taxes of our Electronic Instruments segment for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Revenues:
Net sales	$720	$661	$59	8.9%
Total revenues	720	661	59	8.9%
Expenses:
Manufacturing cost of sales	491	312	179	57.4%
Engineering, selling and administrative	293	245	48	19.6%
Total expenses	784	557	227	40.8%
(Loss) income before income taxes	$(64)	$104	$(168)	n/m

(Loss) Income Before Income Taxes

(Loss) income before income taxes decreased $168 from income of $104 for the three months ended September 30, 2025 to a loss of ($64) for the three months ended September 30, 2026. The decrease was primarily due to:

•	a $179, or 57.4%, increase in Manufacturing cost of sales driven by the growth in revenues and changes in product and pricing mix; and
•	a $48, or 19.6%, increase in Engineering, selling and administrative driven by higher engineering-related costs due to changes in headcount and higher professional services fees.

The decrease was partially offset by a $59, or 8.9%, increase in Net sales driven by higher product shipments.

Nine months ended September 30, 2026 compared to nine months ended September 30, 2025

The following table presents income before income taxes of our Electronic Instruments segment for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Revenues:
Net sales	$2,152	$1,650	$502	30.4%
Total revenues	2,152	1,650	502	30.4%
Expenses:
Manufacturing cost of sales	1,206	760	446	58.7%
Engineering, selling and administrative	965	699	266	38.1%
Total expenses	2,171	1,459	712	48.8%
(Loss) income before income taxes	$(19)	$191	$(210)	n/m

(Loss) Income Before Income Taxes

(Loss) income before income taxes decreased $210 from income of $191 for the nine months ended September 30, 2025 to a loss of ($19) for the nine months ended September 30, 2026. The decrease was primarily due to:

•	a $446, or 58.7%, increase in Manufacturing cost of sales driven by the growth in revenues and changes in product and pricing mix; and
•	a $266, or 38.1%, increase in Engineering, selling and administrative driven by higher engineering-related costs due to changes in headcount and higher professional services fees.

The decrease was partially offset by a $502, or 30.4%, increase in Net sales driven by higher product shipments.

Merchant Investment

Three months ended September 30, 2026 compared to three months ended September 30, 2025

The following table presents income before income taxes of our Merchant Investment segment for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Revenues:
Net investment income	$291	$274	$17	6.2%
Total revenues	291	274	17	6.2%
Expenses:
Engineering, selling and administrative	169	145	24	16.6%
Total expenses	169	145	24	16.6%
Income before income taxes	$122	$129	$(7)	(5.4%)

Income Before Income Taxes

Income before income taxes decreased $7, or 5.4%, from $129 for the three months ended September 30, 2025 to $122 for the three months ended September 30, 2026. The decrease was primarily due to a $24, or 16.6%, increase in Engineering, selling and administrative driven by higher corporate-level expenses allocated to the Merchant Investment segment.

The decrease was partially offset by a $17, or 6.2%, increase in Net investment income. The increase was driven by accrued interest earned on the Skyline Note partially offset by lower yields on investments in United States Treasury money market funds.

Nine months ended September 30, 2026 compared to nine months ended September 30, 2025

The following table presents income before income taxes of our Merchant Investment segment for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Revenues:
Net investment income	$753	$783	$(30)	(3.8%)
Total revenues	753	783	(30)	(3.8%)
Expenses:
Engineering, selling and administrative	496	353	143	40.5%
Total expenses	496	353	143	40.5%
Income before income taxes	$257	$430	$(173)	(40.2%)

Income Before Income Taxes

Income before income taxes decreased $173, or 40.2%, from $430 for the nine months ended September 30, 2025 to $257 for the nine months ended September 30, 2026. The decrease was primarily due to:

•	a $30, or 3.8%, decrease in Net investment income related to lower yields on investments in United States Treasury money market funds partially offset by accrued interest earned on the Skyline Note; and
•	a $143, or 40.5%, increase in Engineering, selling and administrative driven by higher corporate-level expenses allocated to the Merchant Investment segment and formation costs related to Skyline SPV.

Corporate

Three months ended September 30, 2026 compared to three months ended September 30, 2025

The following table presents income before income taxes of Corporate for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Revenues:
Net investment income	$453	$168	$285	169.6%
Net gains	—	5	(5)	n/m
Total revenues	453	173	280	161.8%
Expenses:
Engineering, selling and administrative	486	286	200	69.9%
Total expenses	486	286	200	69.9%
Loss before income taxes	$(33)	$(113)	$80	70.8%

Loss Before Income Taxes

Loss before income taxes decreased $80, or 70.8%, from $113 for the three months ended September 30, 2025 to $33 for the three months ended September 30, 2026. The decrease was primarily due to a $285, or 169.6%, increase in Net investment income driven by higher balances invested in United States Treasury money market funds partially offset by a $200, or 69.9%, increase in Engineering, selling and administrative related to higher stock-based compensation, higher salaries and wages and related benefits, and higher professional services fees.

Nine months ended September 30, 2026 compared to nine months ended September 30, 2025

The following table presents income before income taxes of Corporate for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Revenues:
Net investment income	$792	$504	$288	57.1%
Net gains	5	13	(8)	(61.5%)
Total revenues	797	517	280	54.2%
Expenses:
Engineering, selling and administrative	2,242	1,008	1,234	122.4%
Total expenses	2,242	1,008	1,234	122.4%
Loss before income taxes	$(1,445)	$(491)	$(954)	(194.3%)

Loss Before Income Taxes

Loss before income taxes increased $954, or 194.3%, from $491 for the nine months ended September 30, 2025 to $1,445 for the nine months ended September 30, 2026. The increase was primarily due to a $1,234, or 122.4%, increase in Engineering, selling and administrative driven by higher stock-based compensation, higher salaries and wages and related benefits, and higher professional services fees partially offset by a $288, or 57.1%, increase in Net investment income driven by higher balances invested in United States Treasury money market funds.

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

As of September 30, 2026 and December 31, 2025, Cash and cash equivalents were $86,930 and $41,514, respectively.

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

Cash Flow Activity

The following table presents the cash flow activity for the periods indicated:

	As of September 30,
(in thousands)	2026	2025
Cash, cash equivalents, and restricted cash, beginning of period	$41,514	$41,585
Cash provided by operating activities	107	425
Cash used in investing activities	(2,481)	—
Cash provided by (used in) financing activities	47,810	(439)
Net change in cash and cash equivalents	45,436	(14)
Cash, cash equivalents, and restricted cash, end of period	$86,950	$41,571

Operating Activities

Cash provided by operating activities was $107 for the nine months ended September 30, 2026 compared to $425 for the nine months ended September 30, 2025, a decrease of $318, primarily due to the following:

•	Higher net loss;
•	Higher non-cash adjustments, including;
◦	Stock-based compensation increased $915 from $44 for the nine months ended September 30, 2025 to $959 for the nine months ended September 30, 2026;
•	Working capital movements, including:
◦

Accounts receivable, which decreased $14 for the nine months ended September 30, 2026 compared to a decrease of $33 for the nine months ended September 30, 2025, due to the timing of collection of receivables;

◦

Inventories, net, which increased $695 for the nine months ended September 30, 2026 compared to an increase of $1 for the nine months ended September 30, 2025, due to purchases of materials to meet increased demand;

◦

Contract liabilities, which increased $792 for the nine months ended September 30, 2026 compared to an increase of $43 for the nine months ended September 30, 2025, due to advance payments received from customers prior to the shipment of the related products, which will be recognized as Net sales as the related performance obligations are satisfied; and

◦

Accounts payable, accrued compensation and commissions, other accrued expenses and liabilities, and other liabilities, which increased $252 for the nine months ended September 30, 2026 compared to an increase of $134 for the nine months ended September 30, 2025, due to higher expenses incurred and the timing of payments.

Our working capital metrics and ratios were as follows:

(in thousands)	September 30, 2026	December 31, 2025
Current assets	$88,741	$46,324
Less: Current liabilities	1,955	915
Working capital	$86,786	$45,409

Current ratio	45.4	50.6

Management continues to focus on efficiently managing working capital requirements to match operating activity levels and will seek to deploy the Company’s working capital where it will generate the greatest returns.

Investing Activities

Cash used in investing activities was $2,481 for the nine months ended September 30, 2026 compared to $0 for the nine months ended September 30, 2025, an increase of $2,481 primarily due to the investment in the Skyline Note in June and July 2026.

Financing Activities

Cash provided by financing activities was $47,810 for the nine months ended September 30, 2026 compared to cash used in financing activities of $439 for the nine months ended September 30, 2025, an increase of $48,249, primarily due to $41.5 million in net proceeds from the exercise of subscription rights, $4.6 million in net proceeds from the settlement of the warrants in January 2026, and $1.7 million in capital contributions from non-controlling interest in Skyline SPV in June and July 2026.

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

Contractual Obligations

As of September 30, 2026, there have been no material changes in our contractual obligations from December 31, 2025, a description of which may be found in Part II, Item 7. Management Discussion and Analysis - Liquidity and Capital Resources - Contractual Obligations in the 2025 Annual Report.

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

Fair Value of the Skyline Note

Through our consolidated variable interest entity, Skyline SPV, we hold the Skyline Note, for which we have elected the fair value option under FASB ASC Topic 825, Financial Instruments ("ASC 825"). Because the Skyline Note is an obligation of an early-stage, privately held company for which there is no active market and no observable market prices, its fair value is measured using unobservable inputs and is classified within Level 3 of the fair value hierarchy.

We determined the fair value of the Skyline Note as of September 30, 2026 based on its transaction price plus accrued interest. We concluded that the transaction price represented fair value at issuance and continues to approximate fair value, supported by Skyline’s issuance during the quarter of additional notes on identical terms to third parties at the same price, most recently on August 31, 2026.

At each subsequent measurement date, we assess whether events or changes in circumstances indicate that the transaction price no longer approximates fair value, including Skyline’s financial condition and operating results, its progress against development milestones, the terms of any subsequent financing transactions, and changes in market conditions. As time passes after these transactions, they become less representative of current value. Determining whether such events have occurred, and whether they would result in a change in fair value, requires significant management judgment given the limited financial and market information available for an early-stage company.

If we determine in a future period that the transaction price no longer represents fair value, for example because Skyline completes a financing at a price implying a lower value for the Skyline Note or because its financial condition or ability to fund operations until a qualifying financing deteriorates, we would estimate fair value using other unobservable inputs and valuation techniques, which could result in a materially different measurement. We continue to evaluate the valuation technique we will apply to the Skyline Note in future periods.

Because we consolidate Skyline SPV, the full carrying amount of the Skyline Note is reflected in our Condensed Consolidated Financial Statements, and our maximum exposure to loss with respect to Skyline is the carrying amount of the Skyline Note and the related accrued interest. As a result, changes in this estimate could have a material effect on our reported financial position and results of operations.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2026 was conducted under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2026, were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Through our wholly owned subsidiary, Lynch Capital International, LLC, we invested $850 in Skyline Instruments May 2026, a Series of CGF2021 LLC (the "Skyline SPV"), a pooled investment vehicle that holds a note receivable from Skyline Instruments Corporation ("Skyline"), an early-stage company developing precision timing and GPS-denied sensing technologies. Early-stage companies such as Skyline have limited operating histories, are not yet profitable, and depend on the continued development and commercialization of unproven technologies and on their ability to secure defense and commercial contracts. Skyline may never generate meaningful revenue or achieve profitability, may require additional capital that is not available on acceptable terms, and may fail. Because we consolidate Skyline SPV as a variable interest entity, the full carrying amount of Skyline SPV's investment is reflected on our Condensed Consolidated Balance Sheets, and our maximum exposure to loss is the the carrying amount of the Skyline Note and related accrued interest. If Skyline's business does not develop as anticipated, we could lose some or all of this amount, which could adversely affect our results of operations and financial condition.

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

Risks Related to Our Securities

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

Our officers, directors and 10% or greater stockholders control approximately 60.6% of the voting power represented by our outstanding shares of common stock as of September 30, 2026, compared to approximately 36.7% as of March 16, 2026. This increase resulted primarily from participation by Marc Gabelli, our Executive Chairman, and/or other affiliated holders in the Company's rights offering, which expired on July 15, 2026 and was completed on July 24, 2026.

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

During the three months ended  September 30, 2026, none of our directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K of the Exchange Act.

Item 6.	Exhibits

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 (and are numbered in accordance with Item 601 of Regulation S-K):

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.
2.1	Plan of Conversion of The LGL Group, Inc.	8-K	001-00106	2.1	September 1, 2026

3.	Articles of Incorporation and Bylaws.
3.1	Articles of Incorporation of The LGL Group, Inc.	8-K	001-00106	3.1	September 1, 2026
3.2	Bylaws of The LGL Group, Inc.	8-K	001-00106	3.2	September 1, 2026

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101					X
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

THE LGL GROUP, INC. (Registrant)

November 12, 2026	By:	/s/ Jason D. Lamb
Jason D. Lamb
Chief Executive Officer (Principal Executive Officer)

November 12, 2026	By:	/s/ Patrick Huvane
Patrick Huvane
Executive Vice President - Business Development (Principal Financial Officer)